Form 10-Q
period 1997-06-29
RADIO ONE INC
filed 1997-08-13
CIK 1041657

-----------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 29, 1997
                          Commission File No. 333-30795


                                 RADIO ONE, INC.
             (Exact name of registrant as specified in its charter)


                               Delaware 52-1166660
      (State or other jurisdiction of (I.R.S. Employer Identification No.)
                         incorporation or organization)


                          5900 Princess Garden Parkway,
                                    8th Floor
                             Lanham, Maryland 20706
                    (Address of principal executive offices)


                                 (301) 306-1111
               Registrant's telephone number, including area code



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                             Yes   X        No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                         Outstanding at August 11, 1997
                 -----                         ------------------------------
   Class A Common Stock, $.01 Par Value                       138.45
   Class B Common Stock, $.01 Par Value                         0


================================================================================

                         RADIO ONE, INC. AND SUBSIDIARY
                         ------------------------------

                                    Form 10-Q
                       For the Quarter Ended June 29, 1997



                                TABLE OF CONTENTS
                                -----------------
                                                                           Page
                                                                           ----
PART I    FINANCIAL INFORMATION


ITEM 1    Consolidated Financial Statements                                 3

          Consolidated Balance Sheets                                       4
            December 31, 1996 and June 29, 1997 (Unaudited)

          Consolidated Statements of Operations                             5
            Three months and six months ended June 30, 1996 and June 29, 1997(Unaudited)

          Consolidated Statements of Stockholders' Equity                   6
            Six months ended June 29, 1997 (Unaudited)

          Consolidated Statements of Cash Flows                             7
            Six months ended June 30, 1996 and June 29, 1997
            (Unaudited)

          Notes to Unaudited Consolidated Financial Statements              8


ITEM 2    Management's Discussion and Analysis of Financial                10
            Condition and Results of Operations


PART II   OTHER INFORMATION


ITEM 1    Legal Proceedings                                                13

ITEM 2    Changes in Securities                                            13

ITEM 3    Defaults upon Senior Securities                                  13

ITEM 4    Submission of Matters to a Vote of Security Holders              13

ITEM 5    Other Information                                                13

ITEM 6    Exhibits and Reports on Form 8-K                                 13

SIGNATURE                                                                  14

                          PART I. FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS


(See pages 4-7 -- This page intentionally left blank.)

                         RADIO ONE, INC. AND SUBSIDIARY


                           CONSOLIDATED BALANCE SHEETS
                    AS OF DECEMBER 31, 1996 AND JUNE 29, 1997

                                                     December 31,     June 29,
                                                         1996           1997
                                                                     (Unaudited)
                                                      -----------    -----------
                                             ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                         $   1,708,295  $   8,782,042
Trade accounts receivable, net of allowance
  for doubtful accounts of $765,200 and
  $953,042,respectively                                 6,419,468      7,474,895

Prepaid expenses and other                                117,025        331,280
                                                    -------------  -------------
     Total Current Assets                               8,244,788     16,588,217

PROPERTY AND EQUIPMENT, net                             3,007,004      3,521,700

INTANGIBLE ASSETS, net                                 39,358,127     57,182,814

OTHER ASSETS                                            1,166,861          3,556
                                                    -------------  -------------

     Total Assets                                   $  51,776,780  $  77,296,287
                                                    =============  =============

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable                                  $     388,581  $     955,657
  Accrued expenses                                      1,452,444      2,035,210
  Current portion of long-term debt                     5,633,286             --
                                                    -------------  -------------

     Total Current Liabilities                          7,474,311      2,990,867

LONG-TERM DEBT AND DEFERRED INTEREST,
  net of current portion                               59,305,225     73,251,615
                                                    -------------  -------------

     Total Liabilities                                 66,779,536     76,242,482
COMMITMENTS AND CONTINGENCIES                                  --             --
SENIOR CUMULATIVE REDEEMABLE PREFERRED STOCK                   --     20,931,013
                                                    -------------  -------------
STOCKHOLDERS' DEFICIT:
Preferred stock, $9,490 par value, 100 shares
 authorized, no shares issued and outstanding                  --             --

Common stock - Class A, $.01 par value, 1,000 shares
 authorized, 138.45 shares issued and outstanding               1              1

Common stock - Class B, $.01 par value, 1,000 shares
 authorized, no shares issued and outstanding                  --             --
Additional paid-in capital                              1,205,189             --
Accumulated deficit                                   (16,207,946)   (19,877,209)
                                                    -------------  -------------
     Total stockholders' deficit                      (15,002,756)   (19,877,208)
                                                    -------------  -------------

     Total Liabilities and Stockholders' Deficit    $  51,776,780  $  77,296,287
                                                    =============  =============



                         RADIO ONE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                          Three Months Ended             Six Months Ended
                                       June 30,     June 29,         June 30,      June 29,
                                         1996         1997             1996          1997
                                     (Unaudited)   (Unaudited)     (Unaudited)  (Unaudited)
                                      ----------   ----------     -----------  -------------
REVENUES:
Broadcast revenues, including
 barter revenues of $252,182,
 $262,721, $602,890 and
 $505,358, respectively             $  7,084,742   $  8,827,680   $12,359,503   $ 15,126,031
Less: Agency commissions                 908,083      1,124,225     1,512,885      1,890,029
                                    ------------   ------------  ------------   ------------
Net broadcast revenues                 6,176,659      7,703,455    10,846,618     13,236,002
                                    ------------   ------------  ------------   ------------

OPERATING EXPENSES:
Program and technical                  1,052,952      1,537,031     1,904,021      2,733,242
Selling, general and administrative    2,477,422      3,080,216     4,900,873      5,858,243
Corporate expenses                       274,003        385,168       619,960      1,080,281
Depreciation and amortization          1,041,437      1,286,610     2,224,697      2,365,888
                                    ------------   ------------  ------------   ------------
     Total operating expenses          4,845,814      6,289,025     9,649,551     12,037,654
                                    ------------   ------------  ------------   ------------
  Broadcast operating income           1,330,845      1,414,430     1,197,067      1,198,348

INTEREST EXPENSE,
 Including amortization of
 deferred financing costs              1,822,038      2,429,628     3,613,872      4,194,956
OTHER (INCOME) EXPENSE,
  NET                                    (53,726)       (87,021)      (53,726)      (107,385)
                                    ------------   ------------  ------------   ------------
Loss before provision
 for income taxes and
 extraordinary item                     (437,467)      (928,177)   (2,363,079)    (2,889,223)

PROVISION FOR INCOME
  TAXES                                       --             --            --             --
                                    ------------   ------------  ------------   ------------
Loss before extraordinary item          (437,467)      (928,177)   (2,363,079)    (2,889,223)

EXTRAORDINARY ITEM:
 Loss on early retirement of debt             --      1,985,229            --      1,985,229
                                    ------------   ------------  ------------   ------------
Net loss                            $   (437,467)  $ (2,913,406)  $(2,363,079)  $ (4,874,452)
                                    ============   ============  ============   ============

                         RADIO ONE, INC. AND SUBSIDIARY

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                     FOR THE SIX MONTHS ENDED JUNE 29, 1997


                                          Common            Common            Additional                               Total
                         Preferred         Stock             Stock             Paid-In           Accumulated        Stockholders'
                           Stock          Class A           Class B            Capital             Deficit            Deficit
                       ------------    -------------     -------------     --------------     ---------------     ---------------
BALANCE, as of
  December 31, 1996      $    --       $          1     $        --          $  1,205,189       $ (16,207,946)      $   (15,002,756)
Net loss                      --                 --              --                    --          (4,874,452)           (4,874,452)
Effect of Conversion to
  C Corporation               --                 --              --            (1,205,189)          1,205,189                   --
BALANCE, as of         ------------    -------------     -------------      --------------     ---------------     ----------------
  June 29 1997
(unaudited)             $     --       $          1     $        --          $         --       $ (19,877,209)      $   (19,877,208)
                       ============    =============     =============      ==============     ===============     ================

                         RADIO ONE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                      Six Months Ended
                                                                 June 30,         June 29,
                                                                   1996             1997
                                                                (Unaudited)     (Unaudited)
                                                                -----------     -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   $  (2,363,079)   $  (4,874,452)
  Adjustments to reconcile net loss to net cash from
     operating activities:
     Depreciation and amortization                               2,224,697        2,365,888
     Amortization of debt financing costs and
        unamortized discount                                       183,095          485,186
     Loss on extinguishment of debt                                     --        1,985,229
     Deferred interest                                           1,125,751        1,087,148
     Effect of change in operating assets and liabilities-
        Decrease (increase) in trade accounts receivable            24,993       (1,055,427)
        Decrease (increase) in prepaid expenses and other           79,475         (214,255)
        (Increase) decrease in other assets                       (115,617)         163,305
        Increase (decrease) in accounts payable                   (405,972)         567,077
        Increase in accrued expenses                               347,161          582,766
                                                             -------------   --------------

            Net cash flows from operating activities             1,100,504        1,092,465
                                                             -------------   --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                            (107,625)        (664,129)
    Payments for station purchase                                       --      (19,107,084)
                                                             -------------   --------------

              Net cash flows from investing activities            (107,625)     (19,771,213)
                                                             -------------   --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                           (2,103,264)     (45,599,162)
    Proceeds from new debt                                             --        72,750,000
    Deferred debt financing cost                                       --        (1,398,343)
                                                             -------------   --------------

              Net cash flows from financing activities          (2,103,264)      25,752,495
                                                             -------------   --------------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS                                                 (1,110,385)       7,073,747

CASH AND CASH EQUIVALENTS, beginning of year                     2,702,868        1,708,295
                                                             -------------   --------------

CASH AND CASH EQUIVALENTS, end of year                      $    1,592,483   $    8,782,042
                                                            ==============   ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Cash paid for-

       Interest                                             $    1,705,877   $    1,479,564
                                                            ==============   ==============

       Income taxes                                         $           --   $           --
                                                            ==============   ==============


                         RADIO ONE, INC. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 29, 1997

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------
Organization and Business

     Radio One, Inc. (a Delaware corporation) and its subsidiary, Radio One Licenses, LLC (a Delaware limited liability company) (collectively referred to as the Company) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and operates three radio stations in Washington, D.C.; WOL-AM, WMMJ-FM and WKYS-FM, four radio stations in Baltimore, Maryland; WWIN-AM, WWIN-FM, WOLB-AM and WERQ-FM and one radio station in Philadelphia, Pennsylvania; WPHI-FM. Effective January 1, 1996, Radio One, Inc. converted to an S corporation until May, 1997, when it converted back to a C corporation.

Basis of Presentation

     The accompanying consolidated financial statements include the accounts of Radio One, Inc. and its wholly owned subsidiary, Radio One Licenses, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management believes that actual results will not be materially different from amounts provided in the accompanying consolidated financial statements.

Interim Financial Statements

     The consolidated financial statements for the six months ended June 30, 1996 and June 29, 1997 are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position and results of operations, and cash flows for these periods.

     As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1996 and 1995 and for the years then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

2.   SENIOR SUBORDINATED NOTES OFFERING:
     ------------------------------------
     On May 19, 1997, the Company purchased certain assets of Jarad Broadcasting Company of Pennsylvania, Inc., owner of radio station WDRE-FM, licensed to Jenkintown, Pennsylvania, for approximately $16.0 million. In connection with the purchase, the Company entered into a three-year noncompete agreement totaling $4.0 million with the former owners. Following this acquisition, the Company converted the call letters of radio station WDRE-FM to WPHI-FM.

     To finance the WDRE-FM acquisition and to refinance certain other debt, the Company issued approximately $85.5 million of 12% Senior Subordinated Notes due 2004. The notes were sold at a discount, with the net proceeds to the Company of approximately $72.8 million. The notes pay cash interest at 7% per annum through May 15, 2000, and at 12% thereafter. In connection with this debt offering, the Company retired approximately $45.7 million of debt outstanding with the proceeds from the offering. The Company also exchanged approximately $20.9 million of 15% Senior Cumulative Redeemable Preferred Stock, which must be redeemed by May 24, 2005, for an equal amount of the Company's then outstanding subordinated notes. In connection with these refinancings, the Company recognized an extraordinary loss of approximately $2.0 million during the quarter ended June 29, 1997. Also in connection with the conversion of the subordinated debt to preferred stock, the Company was converted back to a C corporation for federal income tax purposes. In connection with the conversion to a C corporation, in accordance with SEC Staff Accounting Bulletin 4.B, the Company transferred the amount of the undistributed losses at the date of conversion, up to the amount of additional paid-in capital at that date, to additional paid-in capital. The Company recorded a 100% valuation allowance on the income tax benefit generated from the losses after the conversion, at the realization of the net operating loss carryforward it created is not assured.

3.   ACQUISITIONS:
     -------------
     On May 19, 1997, the Company acquired the broadcast assets of WDRE-FM licensed to Jenkintown, Pennsylvania, for approximately $20 million. The Company financed this purchase with a portion of the proceeds from the issuance of approximately $85.5 million of 12% Senior Subordinated Notes Due 2004. The Company assumed operational responsibility of WDRE-FM on February 8, 1997, under a local marketing agreement with Jarad Broadcasting Company of Pennsylvania, Inc. at which time the company changed the musical format of WDRE-FM from modern rock to urban.

     A portion of the proceeds from the 12% Senior Subordinated Notes discussed above was also used to repay all indebtedness under the NationsBank credit agreement. Concurrent with the issuance, the Company converted its subordinated notes, consisting of approximately $17 million in principal and approximately $3.9 million in accrued and unpaid interest, into Senior Cumulative Exchangeable Redeemable Preferred Stock.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management Discussion and Analysis combined in the Company's Confidential Offering Circular dated May 14, 1997.

RESULTS OF OPERATIONS
---------------------
     Comparison of periods ended June 29, 1997 to the periods ended June 30, 1996.


                                     Three months     Three months       Six months       Six months
                                    ended June 30,   ended June 29,    ended June 30,   ended June 29,
                                         1996             1997              1996             1997
                                     -------------    -------------     -------------    -------------

STATEMENT OF OPERATIONS DATA:
   Net broadcast revenues            $  6,176,659     $   7,703,455     $  10,846,618    $  13,236,002
                                     -------------    -------------     -------------    -------------

   Operating expenses
    excluding depreciation and
    amortization                        3,804,377         5,002,415         7,424,854        9,671,766
   Depreciation and amortization        1,041,437         1,286,610         2,224,697        2,365,888
                                     -------------    -------------     -------------    -------------
   Broadcast operating income           1,330,845         1,414,430         1,197,067        1,198,348
   Interest expense                     1,822,038         2,429,628         3,613,872        4,194,956
   Other (income) expense, net           (53,726)          (87,021)           (53,726)        (107,385)
                                     -------------    -------------     -------------    -------------
   Loss before provision for
   income taxes                         (437,467)         (928,177)        (2,363,079)      (2,889,223)
   Provision for income taxes                 --                --                --                --
                                     -------------    -------------     -------------    -------------
   Loss before extraordinary item       (437,467)         (928,177)        (2,363,079)      (2,889,223)
   Extraordinary item                        -            1,985,229              -           1,985,229
                                     -------------    -------------     -------------    -------------
   Net loss                           $ (437,467)    $   (2,913,406)    $  (2,363,079)   $  (4,874,452)
                                     =============    =============     =============    =============

OTHER DATA:
   Broadcast cash flow (a)            $2,646,285     $    3,086,208     $   4,041,724    $   4,644,517
   Broadcast cash flow margin               42.8%              40.1%             37.3%            35.1%
   Operating cash flow (b)            $2,372,282     $    2,701,040     $   3,421,764    $   3,564,236
   Operating cash flow margin               38.4%              35.1%             31.6%            26.9%
   Corporate Expenses                 $  274,003     $      385,168     $     619,960    $   1,080,281


     Net broadcast revenues increased to approximately $7.7 million for the three months ended June 29, 1997 from approximately $6.2 million for the three months ended June 30, 1996 or 24.2%. Net broadcast revenues increased to approximately $13.2 million for the six months ended June 29, 1997 from approximately $10.8 million for the six months ended June 30, 1996 or 22.2%. These increases in net broadcast revenues were the result of the Company's acquisition of radio station WPHI-FM in Philadelphia, Pennsylvania as well as broadcast revenue growth in the Washington, DC and Baltimore, Maryland markets as the Company benefited from ratings increases at its larger radio stations as well as market industry growth.

     Operating expenses excluding depreciation and amortization increased to approximately $5.0 million for the three months ended June 29, 1997 from approximately $3.8 million for the three months ended June 30, 1996 or 31.6%. Operating expenses excluding depreciation and amortization increased to approximately $9.7 million for the six months ended June 29, 1997 from approximately $7.4 million for the six months ended June 30, 1996 or 31.1%.
These increases in expenses were attributable to disproportionately higher expenses relative to revenues at the recently acquired Philadelphia radio station, as well as to expenses driven by the revenue growth at the Company's radio stations and increased overhead expenses related to operating a Company with newly-created public reporting responsibility.

     Broadcast operating income increased to approximately $1.4 million for the three months ended June 29, 1997 from approximately $1.3 million for the three months ended June 30, 1996 or 7.7%. Operating income was unchanged at approximately $1.2 million for the six months ended June 29, 1997 from the six months ended June 30, 1996. This increase for the quarter and flat performance for the year-to-date period is attributable to the increases in broadcast revenues offset by higher operating expenses and higher depreciation and amortization expenses as well start-up losses related to the Philadelphia acquisition.

     Interest expense increased to approximately $2.4 million for the three months ended June 29, 1997 from approximately $1.8 million for the three months ended June 30, 1996 or 33.3%. Interest expense increased to approximately $4.2 million for the six months ended June 29, 1997 from approximately $3.6 million for the six months ended June 30, 1996 or 16.7%. These increases relate primarily to the May 19, 1997 issuance of the Company's approximately $85.5 million in 12% Senior Subordinated Notes Due 2004 and the associated retirement of the Company's outstanding indebtedness of approximately $45.7 million under the Company's bank credit facility.

     Other income increased to $87,021 for the three months ended June 29, 1997 from $53,726 for the three months ended June 30, 1996 or 62.0%. Other income increased to $107,385 for the six months ended June 29, 1997 from $53,726 for the six months ended June 30, 1996 or 100.0%. These increases were primarily attributable to higher interest income due to higher cash balances associated with the Company's cash flow growth and capital raised in the Company's high yield debt offering.

     Loss before provision for income taxes decreased to ($928,177) for the three months ended June 29, 1997 from ($437,467) for the three months ended June 30, 1996. Loss before provision for income taxes decreased to approximately ($2.9) million for the six months ended June 29, 1997 from approximately ($2.4) million for the six months ended June 30, 1996. These declines were due to the higher interest expenses associated with the Company's recent high yield debt offering.

     Net income decreased to approximately ($2.9) million for the three months ended June 29, 1997 from ($437,467) for the three months ended June 30, 1996. Net income decreased to approximately ($4.9) million for the six months ended June 29, 1997 from approximately ($2.4) million for the six months ended June 30, 1996. These declines were due to an approximately $2.0 million loss on the early retirement of the indebtedness under the Company's bank credit facility with the proceeds from the Company's recent high yield debt offering as well as the conversion of the Company's then outstanding subordinated debt into Senior Cumulative Redeemable Preferred Stock.

     Broadcast cash flow increased to approximately $3.1 million for the three months ended June 29, 1997 from approximately $2.6 million for the three months ended June 30, 1996 or 19.2%. Broadcast cash flow increased to approximately $4.6 million for the six months ended June 29, 1997 from approximately $4.0 million for the six months ended June 30, 1996 or 15.0%. These increases are attributable to the increases in broadcast revenues partially offset by higher operating expenses as described above.

     Operating cash flow increased to approximately $2.7 million for the three months ended June 29, 1997 from approximately $2.4 million for the three months ended June 30, 1996 or 12.5%. Operating cash flow increased to approximately $3.6 million for the six months ended June 29, 1997 from approximately $3.4 million for the six months ended June 30, 1996 or 5.9%. These increases are attributable to the increases in broadcast revenues partially offset by higher operating expenses and higher corporate expenses as described above.

(a) "Broadcast cash flow" is defined as broadcast operating income plus corporate expenses and depreciation and amortization of both tangible and intangible assets. The Company has presented broadcast cash flow data, which the Company believes is comparable to the data provided by other companies in the industry, because such data are commonly used as a measure of performance for broadcast companies. However, broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measure of performance prepared in accordance with generally accepted accounting principles. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(b) "Operating cash flow" is defined as broadcast cash flow less corporate expenses and is a commonly used measure of performance for broadcast companies. Operating cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for measure of performance prepared in accordance with generally accepted accounting principles.


LIQUIDITY AND CAPITAL RESOURCES

     The capital structure of the Company consists of the Company's outstanding long-term debt, preferred stock and stockholders' equity. The stockholders' equity consists of common stock, additional paid-in capital and accumulated deficit. The Company's balance of cash and cash equivalents was approximately $1.7 million at December 31, 1996. The Company's balance of cash and cash equivalents was approximately $8.8 million as of June 29, 1997. The Company's primary source of liquidity is cash provided by operations.

     Net cash flow from operating activities was flat at approximately $1.1 million for the six months ended June 29, 1997 from the six months ended June 30, 1996. Non cash expenses of depreciation and amortization increased to approximately $2.4 million for the for the six months ended June 29, 1997 from approximately $2.2 million for the six months ended June 30, 1996 or 9.1%. The Company also realized an approximately $2.0 million non-cash loss on the extinguishment of debt related to the refinancing of its bank credit facility with proceeds from its high yield offering during the second quarter as well as the conversion of the Company's then outstanding subordinated debt into Senior Cumulative Redeemable Preferred Stock. This non-cash loss was offset by a larger net loss for the six months ended June 29, 1997 relative to the prior year period, leading to the flat net cash flow from operating activities from year-to-year.

     Net cash flow used in investing activities was approximately $19.8 million for the six months ended June 29, 1997 compared to $107,625 for the six months ended June 30, 1996. During the six months ended June 29, 1997 the Company acquired radio station WPHI-FM in Philadelphia, Pennsylvania for approximately $20.0 million and made purchases of capital equipment totaling $664,129. During the six months ended June 30, 1996 the Company made purchases of capital equipment totaling $107,625.

     Net cash flow from financing activities was approximately $25.8 million for the six months ended June 29, 1997. During the six months ended June 29, 1997, the Company completed a high yield debt offering and raised net proceeds of approximately $72.8 million. The Company used approximately $20.0 million of the proceeds for an acquisition and approximately $45.7 million of the proceeds to retire the outstanding indebtedness under the Company's bank credit facility during the six months ended June 29, 1997. Net cash flow from financing activities was approximately ($2.1) million for the six months ended June 30, 1996 which was the amount of the debt repayments made by the Company during that period. As a result of the aforementioned, cash and cash equivalents increased by approximately $7.1 million during the six months ended June 29, 1997 compared to an approximately $1.1 million decrease during the six months ended June 30, 1996.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

            None


ITEM 2.  CHANGES IN SECURITIES

            Incorporated by reference from footnote 2 of the Notes to Unaudited Consolidated Financial Statements


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

            None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            None


ITEM 5.  OTHER INFORMATION

            None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

            None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       RADIO ONE, INC.



                       /s/ Scott R. Royster
                       ---------------------------------------------------------
August 12, 1997        Scott R.  Royster
                       Executive Vice President and Chief Financial Officer
                       (Principal Accounting Officer)