Form 10-Q
period 1997-09-28
RADIO ONE INC
filed 1997-11-07
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 28, 1997
                          Commission File No. 333-30795


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

                                    Yes X    No
                                       ---     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                         Outstanding at November 5, 1997
            -----                         -------------------------------
  Class A Common Stock, $.01 Par Value                  138.45
  Class B Common Stock, $.01 Par Value                    0

                         RADIO ONE, INC. AND SUBSIDIARY
                         ------------------------------

                                    Form 10-Q
                    For the Quarter Ended September 28, 1997



                                TABLE OF CONTENTS
                                -----------------
                                                                                                            Page
                                                                                                            ----

PART I            FINANCIAL INFORMATION


ITEM 1            Consolidated Financial Statements                                                           3

                  Consolidated Balance Sheets                                                                 4
                       December 31, 1996 and September 28, 1997 (Unaudited)

                  Consolidated Statements of Operations                                                       5
                       Three months and nine months ended September 29, 1996 and September 28, 1997
                       (Unaudited)

                  Consolidated Statements of Stockholders' Equity                                             6
                       Nine months ended September 28, 1997 (Unaudited)

                  Consolidated Statements of Cash Flows                                                       7
                       Nine months ended September 29, 1996 and September 28, 1997 (Unaudited)

                  Notes to Unaudited Consolidated Financial Statements                                        8


ITEM 2            Management's Discussion and Analysis of Financial                                          11
                       Condition and Results of Operations


PART II           OTHER INFORMATION


ITEM 1            Legal Proceedings                                                                          15

ITEM 2            Changes in Securities                                                                      15

ITEM 3            Defaults upon Senior Securities                                                            15

ITEM 4            Submission of Matters to a Vote of Security Holders                                        15

ITEM 5            Other Information                                                                          15

ITEM 6            Exhibits and Reports on Form 8-K                                                           15

SIGNATURES                                                                                                   16

                          PART I. FINANCIAL INFORMATION




ITEM 1. FINANCIAL STATEMENTS


(See pages 4-7 -- This page intentionally left blank.)

                         RADIO ONE, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                 AS OF DECEMBER 31, 1996, AND SEPTEMBER 28, 1997
                 -----------------------------------------------

                                     ASSETS
                                     ------

                                                                                        December 31,      September 28,
                                                                                            1996               1997
                                                                                    ----------------   ----------------
                                                                                                          (Unaudited)

CURRENT ASSETS:
    Cash and cash equivalents                                                       $      1,708,295   $     10,432,250
    Trade accounts receivable, net of allowance for doubtful
       accounts of $765,200 and $1,002,615, respectively                                   6,419,468          9,274,215
    Prepaid expenses and other                                                               117,025            434,669
                                                                                    ----------------   ----------------
          Total current assets                                                             8,244,788         20,141,134

PROPERTY AND EQUIPMENT, net                                                                3,007,004          4,000,272

INTANGIBLE ASSETS, net                                                                    39,358,127         55,973,079

OTHER ASSETS                                                                               1,166,861             38,556
                                                                                    ----------------   ----------------

          Total assets                                                              $     51,776,780   $     80,153,041
                                                                                    ================   ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                                $        388,581    $     1,031,915
    Accrued expenses                                                                       1,452,444          3,957,567
    Current portion of long-term debt                                                      5,633,286                  -
                                                                                    ----------------   ----------------
          Total current liabilities                                                        7,474,311          4,989,482

LONG-TERM DEBT AND DEFERRED INTEREST, net of current
    portion                                                                               59,305,225         74,108,238
                                                                                    ----------------   ----------------

          Total liabilities                                                               66,779,536         79,097,720
                                                                                    ----------------   ----------------

COMMITMENTS AND CONTINGENCIES

PREFERRED STOCK                                                                                    -         22,066,449
                                                                                    ----------------   ----------------

STOCKHOLDERS' DEFICIT:
    Preferred stock, $9,490 par value, 100 shares authorized, no shares
       issued and outstanding                                                                      -                  -
    Common stock - Class A, $.01 par value, 1,000 shares authorized,
       138.45 shares issued and outstanding                                                        1                  1
    Common stock - Class B, $.01 par value, 1,000 shares authorized,
       no shares issued and outstanding                                                            -                  -
    Additional paid-in capital                                                             1,205,189                  -
    Accumulated deficit                                                                  (16,207,946)       (21,011,129)
                                                                                    ----------------   ----------------

          Total stockholders' deficit                                                    (15,002,756)       (21,011,128)
                                                                                    ----------------   ----------------

          Total liabilities and stockholders' deficit                               $     51,776,780    $    80,153,041
                                                                                    ================    ===============

                         RADIO ONE, INC. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------



                                                             Three Months Ended                  Nine Months Ended
                                                      --------------------------------   ----------------------------------
                                                       September 29,    September 28,     September 29,     September 28,
                                                            1996             1997              1996              1997
                                                      ---------------  ---------------   ---------------   ----------------
                                                                 (Unaudited)                        (Unaudited)
REVENUES:
    Broadcast revenues, including barter
       revenues of $293,653, $270,792,
       $902,651 and $776,150, respectively            $     6,940,242  $    10,825,767   $    19,299,745   $    25,951,798
    Less:  Agency commissions                                 776,087        1,356,571         2,288,972         3,246,600
                                                      ---------------  ---------------   ---------------   ---------------

          Net broadcast revenues                            6,164,155        9,469,196        17,010,773        22,705,198
                                                      ---------------  ---------------   ---------------   ---------------

OPERATING EXPENSES:
    Program and technical                                     962,895        1,493,453         2,866,916         4,226,695
    Selling, general and administrative                     2,255,650        3,554,455         7,156,523         9,412,698
    Corporate expenses                                        358,705          508,437           978,665         1,588,718
    Depreciation and amortization                           1,061,671        1,666,187         3,286,368         4,032,075
                                                      ---------------  ---------------   ---------------   ---------------

          Total operating expenses                          4,638,921        7,222,532        14,288,472        19,260,186
                                                      ---------------  ---------------   ---------------   ---------------

          Operating income                                  1,525,234        2,246,664         2,722,301         3,445,012

INTEREST EXPENSE, including
    amortization of deferred financing costs                1,884,409        2,415,697         5,498,281         6,610,653

OTHER (INCOME) EXPENSE, NET                                    84,775         (170,549)           31,049          (277,934)
                                                      ---------------  ---------------   ---------------   ---------------

          Income (loss) before provision for
              income taxes and extraordinary
              item                                           (443,950)           1,516        (2,807,029)       (2,887,707)

PROVISION FOR INCOME TAXES                                          -                -                 -                 -
                                                      ---------------  ---------------   ---------------   ---------------

          Income (loss) before extraordinary
              item                                           (443,950)           1,516        (2,807,029)       (2,887,707)

EXTRAORDINARY ITEM:
    Loss on early retirement of debt                                -                -                 -        (1,985,229)
                                                      ---------------  ---------------   ---------------   ---------------

          Net income (loss)                           $      (443,950) $         1,516   $    (2,807,029)  $    (4,872,936)
                                                      ===============  ===============   ===============   ===============

                         RADIO ONE, INC. AND SUBSIDIARY
                         ------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
           ----------------------------------------------------------

                  FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1997
                  --------------------------------------------



                                                Common        Common       Additional                         Total
                                Preferred       Stock         Stock         Paid-In        Accumulated     Stockholders'
                                   Stock        Class A       Class B         Capital        Deficit           Deficit
                              -----------    ----------   -----------    ------------    ---------------   --------------
BALANCE, as of
 December 31, 1996            $        -     $       1    $        -     $  1,205,189    $  (16,207,946)    $(15,002,756)

    Net loss                           -             -             -                -        (4,872,936)      (4,872,936)

    Effect of conversion
       to C corporation                -             -             -       (1,205,189)        1,205,189               -

    Preferred stock
       dividends                       -             -             -                -        (1,135,436)      (1,135,436)
                               ----------    ----------    ----------    ------------    --------------   --------------

BALANCE, as of    September
28, 1997
    (unaudited)                $       -     $        1    $       -     $          -    $  (21,011,129)    $(21,011,128)
                               ==========    ==========    ==========    ============    ==============    =============

                         RADIO ONE, INC. AND SUBSIDIARY
                         ------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------


                                                                                                   Nine Months Ended
                                                                                        ------------------------------------
                                                                                           September 29,      September 28,
                                                                                               1996               1997
                                                                                        ----------------    ----------------
                                                                                                      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                            $     (2,807,029)  $     (4,872,936)
    Adjustments to reconcile net loss to net cash from
       operating activities:
       Depreciation and amortization                                                           3,286,368          4,032,075
       Amortization of debt financing costs and
          unamortized discount                                                                   317,635          1,372,256
       Loss on extinguishment of debt                                                                 -           1,985,229
       Deferred interest                                                                       1,779,956          1,087,148
       Effect of change in operating assets and liabilities-
          Increase in trade accounts receivable                                                 (388,990)        (2,854,747)
          Increase in prepaid expenses and other                                                (119,175)          (317,644)
          Decrease in other assets                                                               113,902            128,305
          (Decrease) increase in accounts payable                                               (620,865)           643,334
          (Decrease) increase in accrued expenses                                               (121,089)         2,505,123
                                                                                        ----------------   ----------------

              Net cash flows from operating activities                                         1,440,713          3,708,143
                                                                                        ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                          (115,022)        (1,310,652)
    Payments for station purchase                                                                     -         (19,107,084)
                                                                                        ----------------   ----------------

              Net cash flows from investing activities                                          (115,002)       (20,417,736)
                                                                                        ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                                         (2,103,264)       (45,599,162)
    Proceeds from new debt                                                                            -          72,750,000
    Deferred debt financing cost                                                                      -          (1,717,290)
                                                                                        ----------------   ----------------

              Net cash flows from financing activities                                        (2,103,264)        25,433,548
                                                                                        ----------------   ----------------

(DECREASE) INCREASE IN CASH AND CASH
    EQUIVALENTS                                                                                 (777,573)         8,723,955

CASH AND CASH EQUIVALENTS, beginning of year                                                   2,702,868          1,708,295
                                                                                        ----------------   ----------------

CASH AND CASH EQUIVALENTS, end of year                                                  $      1,925,295   $     10,432,250
                                                                                        ================   ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:
    Cash paid for-

       Interest                                                                         $      3,605,194   $      1,479,564
                                                                                        ================   ================

       Income taxes                                                                     $             -    $             -
                                                                                        ================   ===============


                         RADIO ONE, INC. AND SUBSIDIARY
                         ------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------
                               SEPTEMBER 28, 1997
                               ------------------

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Business

Radio One, Inc. (a Delaware corporation) and its subsidiary, Radio One License, Inc. (a Delaware corporation) (collectively referred to as the Company) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and operates three radio stations in Washington, D.C.: WOL (AM), WMMJ-FM and WKYS-FM, four radio stations in Maryland: WWIN (AM), WWIN-FM, WOLB
(AM) and WERQ-FM and one radio station in Pennsylvania: WPHI-FM. Effective January 1, 1996, Radio One, Inc. converted to an S corporation until May, 1997, when it converted back to a C corporation.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Radio One, Inc. and its wholly owned subsidiary, Radio One License, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management believes that actual results will not be materially different from amounts provided in the accompanying consolidated financial statements.

Interim Financial Statements

The consolidated financial statements for the nine months ended September 29, 1996, and September 28, 1997, are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, and results of operations and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1996 and 1995, and for the years then ended. The results of operations presented in the accompanying financial statements are not necessarily representative of operations for an entire year.

New Pronouncements

During June 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information". The Company has not analyzed the impact of these new pronouncements on the financial statements; however, management does not expect these pronouncements to have a significant impact, if any, on the financial statements. Once management has analyzed these pronouncements, they will be implemented, if necessary, within the required timeframe.

2. SENIOR SUBORDINATED NOTES OFFERING:

On May 19, 1997, the Company purchased certain assets of Jarad Broadcasting Company of Pennsylvania, Inc., owner of radio station WDRE-FM, located in Jenkintown, Pennsylvania, for approximately $16 million. In connection with the purchase, the Company entered into a three-year noncompete agreement totaling $4.0 million with the former owners. Following this acquisition, the Company converted the call letters of the radio station from WDRE-FM to WPHI-FM.

To finance the WDRE-FM acquisition and to refinance certain other debt, the Company issued approximately $85.5 million of 12% Senior Subordinated Notes due 2004. The notes were sold at a discount, with the net proceeds to the Company of approximately $72.8 million. The notes pay cash interest at 7% per annum through May 15, 2000, and at 12% thereafter. In connection with this debt offering, the Company retired approximately $45.7 million of debt outstanding with the proceeds from the offering. The Company also exchanged approximately $20.9 million 15% Senior Cumulative Redeemable Preferred Stock, which must be redeemed by May 24, 2005, for an equal amount of the Company's then outstanding subordinated notes. In connection with these refinancings, the Company recognized an extraordinary loss of approximately $2.0 million during the quarter ended June 29, 1997. Also in connection with the conversion of the subordinated debt to preferred stock, the Company was converted back to a C corporation for federal income tax purposes. In connection with the conversion to a C corporation, in accordance with SEC Staff Accounting Bulletin 4.B, the Company transferred the amount of the undistributed losses at the date of conversion, up to the amount of additional paid-in capital at that date, to additional paid-in capital. The Company recorded a 100% valuation allowance on the income tax benefit generated from the losses after the conversion, as the realization of the net operating loss carryforward it created is not assured.

3. ACQUISITIONS:

On May 19, 1997, the Company acquired the broadcast assets of WDRE-FM in Jenkintown, Pennsylvania, for approximately $20 million. The Company financed this purchase with a portion of the proceeds from the issuance of approximately $85.5 million of 12% Senior Subordinated Notes Due 2004. The Company assumed operational responsibility of WDRE-FM on February 8, 1997, under a local marketing agreement with Jarad Broadcasting Company of Pennsylvania, Inc. at which time the company changed the musical format of WDRE-FM from modern rock to urban and subsequently changed the call letters of the radio station to WPHI-FM.

A portion of the proceeds from the 12% Senior Subordinated Notes discussed above was also used to repay all indebtedness under the NationsBank Credit Agreement. Concurrent with the issuance, the Company converted its subordinated notes, consisting of approximately $17 million in principal and $3,931,000 in accrued and unpaid interest, into Senior Cumulative Exchangeable Redeemable Preferred Stock.

4. LONG-TERM DEBT:

On May 19, 1997, all amounts outstanding under the NationsBank Credit Agreement were paid in full.

5. SUBSEQUENT EVENTS:

On October 8, 1997, the Company filed with the Securities and Exchange Commission to exchange its bonds outstanding for Series B 12% Senior Subordinated Notes due 2004 (the "Exchange Notes"), which have an aggregate original principal amount equal to the aggregate principal amount of the bonds exchanged and have the same terms as the exchanged bonds, except that the Exchange Notes will not be subject to certain restrictions on transfer. Thus, interest on the Exchange Notes will accrue at a rate of 7% per annum on the principal amount of the Exchange Notes through and including May 15, 2000, and at a rate of 12% per annum on the principal amount of the Exchange Notes after such date. Cash interest will be payable semi-annually on May 15 and November 15 of each year, commencing November 15, 1997. The Exchange Notes are fully and unconditionally guaranteed to the maximum extent permitted by law, jointly and severally, and on an unsecured senior subordinated basis, by Radio One Licenses, Inc., a wholly-owned and, as of the date hereof, the sole subsidiary of the Company.

Companies owned by a majority stockholder of the Company recently entered into letters of intent with respect to the acquisition of certain radio stations. These companies may become wholly-owned subsidiaries of the Company or assign their rights under these letters of intent to the Company. There can be no assurance that these companies will assign their rights of these letters of intent to the Company or that these companies will become subsidiaries of the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management Discussion and Analysis combined in the Company's Prospectus dated October 10, 1997.

RESULTS OF OPERATIONS

     Comparison of periods ended September 28, 1997 to the periods ended September 29, 1996.


                                       Three months       Three months         Nine months        Nine months
                                          ended               ended               ended              ended
                                      September 29,       September 28,       September 29,       September 28,
                                           1996               1997                1996                 1997
                                      ---------------    ----------------    ----------------    ---------------
STATEMENT OF OPERATIONS DATA:
      Net broadcast revenues            $  6,164,155     $     9,469,196       $  17,010,773      $  22,705,198
                                     ---------------    ----------------    ----------------    ---------------

      Operating expenses
      excluding                            3,577,250           5,556,345          11,002,104         15,228,111
      depreciation and amortization
      Depreciation and amortization        1,061,671           1,666,187           3,286,368          4,032,075
                                      ---------------    ----------------    ----------------    ---------------
      Broadcast operating income           1,525,234           2,246,664           2,722,301          3,445,012
      Interest expense                     1,884,409           2,415,697           5,498,281          6,610,653
      Other (income) expense, net             84,775            (170,549)             31,049           (277,934)
                                      ---------------    ----------------    ----------------    ---------------
      Income (loss) before
      provision for income taxes            (443,950)              1,516          (2,807,029)        (2,887,707)
      Provision for income taxes                   -                   -                   -                  -
                                      ---------------    ----------------    ----------------    ---------------
      Income (loss) before                  (443,950)              1,516          (2,807,029)        (2,887,707)
      extraordinary item
      Extraordinary item                           -                                       -         (1,985,229)
                                      ---------------    ----------------    ----------------    ---------------
      Net income (loss)                 $   (443,950)      $        1,516       $ (2,807,029)       $(4,872,936)

OTHER DATA:
      Broadcast cash flow (a)           $  2,945,610      $    4,421,288       $   6,987,334       $  9,065,805
      Broadcast cash flow margin                47.8%               46.7%               41.1%              40.0%
      Operating cash flow (b)           $  2,586,905      $    3,912,851       $   6,008,669       $  7,477,087
      Operating cash flow margin                42.0%               41.3%               35.3%              32.9%
      Corporate Expenses                $    358,705      $      508,437       $     978,665       $  1,588,718

     Net broadcast revenues increased to approximately $9.5 million for the three months ended September 28, 1997 from approximately $6.2 million for the three months ended September 29, 1996 or 53.2%. Net broadcast revenues increased to approximately $22.7 million for the nine months ended September 28, 1997 from approximately $17.0 million for the nine months ended September 29, 1996 or 33.5%. These increases in net broadcast revenues were primarily the result of significant broadcast revenue growth in the Company's Washington, DC and Baltimore, MD markets as the Company benefited from ratings increases at its larger radio stations as well as market industry growth. Additional revenue gains were derived from the Company's acquisition of radio station WPHI-FM in Philadelphia, PA in early-1997.

     Operating expenses excluding depreciation and amortization increased to approximately $5.6 million for the three months ended September 28, 1997 from approximately $3.6 million for the three months ended September

29, 1996 or 55.6%. Operating expenses excluding depreciation and amortization increased to approximately $15.2 million for the nine months ended September 28, 1997 from approximately $11.0 million for the nine months ended September 29, 1996 or 38.2%. These increases in expenses were due to higher sales, programming and administrative costs associated with the significant revenue growth and ratings gains experienced by the Company's radio stations and increased overhead expenses related to the overall growth experienced by the Company in the last year. Additionally, disproportionately higher expenses relative to revenues at the recently acquired Philadelphia radio station caused the operating expenses of the Company to be higher in 1997 relative to 1996's level.

     Broadcast operating income increased to approximately $2.2 million for the three months ended September 28, 1997 from $1.5 million for the three months ended September 29, 1996 or 46.7%. Operating income increased to approximately $3.4 million for the nine months ended September 28, 1997 from approximately $2.7 million for the nine months ended September 29, 1996 or 25.9%. These increases are attributable to the increases in broadcast revenues partially offset by higher operating expenses and higher depreciation and amortization expenses as well as start-up losses earlier in 1997 related to the Philadelphia acquisition.

     Interest expense increased to approximately $2.4 million for the three months ended September 28, 1997 from approximately $1.9 million for the three months ended September 29, 1996 or 26.3%. Interest expense increased to approximately $6.6 million for the nine months ended September 28, 1997 from approximately $5.5 million for the nine months ended September 29, 1996 or 20.0%. These increases relate primarily to the May 19, 1997 issuance of the Company's $85.5 million in 12% Senior Subordinated Notes Due 2004 and the associated retirement of the Company's $45.6 million bank credit facility at that time.

     Other income increased to $170,549 for the three months ended September 28, 1997 from ($84,775) for the three months ended September 29, 1996. Other income increased to $277,934 for the nine months ended September 28, 1997 from ($31,049) for the nine months ended September 29, 1996. These increases were primarily attributable to higher interest income due to higher cash balances associated with the Company's cash flow growth and capital raised in the Company's high yield debt offering.

     Income before provision for income taxes increased to $1,516 for the three months ended September 28, 1997 from ($443,950) for the three months ended September 29, 1996. Loss before provision for income taxes decreased to approximately ($2.9) million for the nine months ended September 28, 1997 from approximately ($2.8) million for the nine months ended September 29, 1996 or 3.6%. The increase for the three month period was due to higher operating income and other income partially offset by higher interest expense associated with the Company's recent high yield debt offering. The decline for the nine month period was due to higher operating income and other income more than offset by the higher interest expense associated with the Company's recent high yield debt offering.

     Net income increased to $1,516 for the three months ended September 28, 1997 from ($443,950) for the three months ended September 29, 1996. Net income decreased to approximately ($4.9) million for the nine months ended September 28, 1997 from approximately ($2.8) million for the nine months ended September 29, 1996 or 75%. The increase for the three month period was due to higher operating income and other income partially offset by higher interest expense associated with the Company's recent high yield debt offering. The decline for the nine month period was due to an approximately $2.0 million loss on the early retirement of the indebtedness under the Company's bank credit facility with the proceeds from the Company's recent high yield debt offering as well as the conversion of the Company's then outstanding subordinated debt into Senior Cumulative Redeemable Preferred Stock.

     Broadcast cash flow increased to approximately $4.4 million for the three months ended September 28, 1997 from approximately $2.9 million for the three months ended September 29, 1996 or 51.7%. Broadcast cash flow increased to approximately $9.1 million for the nine months ended September 28, 1997 from approximately $7.0 million for the nine months ended September 29, 1996 or 30.0%. These increases are attributable to the increases in broadcast revenues partially offset by higher operating expenses as described above.

     Operating cash flow increased to approximately $3.9 million for the three months ended September 28, 1997 from approximately $2.6 million for the three months ended September 29, 1996 or 50.0%. Operating cash flow increased to approximately $7.5 million for the nine months ended September 28, 1997 from approximately

$6.0 million for the nine months ended September 29, 1996 or 25.0%. These increases are attributable to the increases in broadcast revenues partially offset by higher operating expenses and higher corporate expenses as described above.

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


LIQUIDITY AND CAPITAL RESOURCES

     The capital structure of the Company consists of the Company's outstanding long-term debt, preferred stock and stockholders' equity. The stockholders' equity consists of common stock, additional paid-in capital and accumulated deficit. The Company's balance of cash and cash equivalents was $1.7 million at December 31, 1996. The Company's balance of cash and cash equivalents was $10.4 million as of September 28, 1997. The Company's primary source of liquidity is cash provided by operations.

     Net cash flow from operating  activities  increased to  approximately  $3.7 million for the nine months ended  September  28, 1997 from  approximately  $1.4 million for the nine months ended September 29, 1996 or 164.3%. This increase was due to a higher net loss more than offset by higher non-cash and extraordinary charges including an approximately $2.0 million non-cash loss on the extinguishment of debt related to the refinancing of its bank credit facility with proceeds from its high yield offering during the second quarter of 1997 as well as the conversion of the Company's then outstanding subordinated debt into Senior Cumulative Redeemable Preferred Stock. Non cash expenses of depreciation and amortization increased to approximately $4.0 million for the nine months ended September 28, 1997 from approximately $3.3 million for the nine months ended September 29, 1996 or 21.2% due to the acquisition of radio station WPHI-FM in the second quarter of 1997.

     Net cash flow used in investing activities was approximately $20.4 million for the nine months ended September 28, 1997 compared to $115,002 for the nine months ended September 29, 1996. During the nine months ended September 28, 1997, the Company acquired radio station WPHI-FM in Philadelphia, PA for $20.1 million and made purchases of capital equipment totaling approximately $1.3 million. During the nine months ended September 29, 1996 the Company made purchases of capital equipment totaling $115,002.

     Net cash flow from financing activities was approximately $25.4 million for the nine months ended September 28, 1997. During the nine months ended September 28, 1997, the Company completed a high yield debt offering and raised net proceeds of $72.8 million. The Company used $20.1 million of the proceeds for an acquisition and $45.7 million of the proceeds to retire the outstanding indebtedness under the Company's bank credit facility during the nine months ended September 28, 1997. Net cash flow from financing activities was approximately ($2.1) million for the nine months ended September 29, 1996 which was the amount of the debt repayments made by the Company during that period. As a result of the aforementioned, cash and cash equivalents increased by approximately $8.7 million during the nine months ended September 28, 1997 compared to a $777,573 decrease during the nine months ended September 29, 1996.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

              None


ITEM 2.  CHANGES IN SECURITIES

              None


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



                          RADIO ONE, INC.



                          /s/  SCOTT R. ROYSTER
                          ------------------------------------------------------
November 5, 1997          Scott R.  Royster
                          Executive Vice President and Chief Financial Officer
                          (Principal Accounting Officer)