Form 10-Q/A
period 1997-06-29
RADIO ONE INC
filed 1997-11-10
CIK 1041657

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         Amendment No. 1 to Form 10-Q on


                                    FORM 10-Q/A


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

                         Amendment No. 1 to Form 10-Q on

                                    Form 10-Q/A
                       For the Quarter Ended June 29, 1997



                                TABLE OF CONTENTS
                                -----------------
                                                                           Page
                                                                           ----
PART I    FINANCIAL INFORMATION


ITEM 1    Consolidated Financial Statements                                 3

          Consolidated Balance Sheets                                       4
            December 31, 1996 and June 29, 1997 (Unaudited)

          Consolidated Statements of Operations                             5
            Three months and six months ended June 30, 1996 and June 29, 1997(Unaudited)

          Consolidated Statements of Stockholders' Equity                   6
            Six months ended June 29, 1997 (Unaudited)

          Consolidated Statements of Cash Flows                             7
            Six months ended June 30, 1996 and June 29, 1997
            (Unaudited)

          Notes to Unaudited Consolidated Financial Statements              8



SIGNATURE                                                                  10

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

4.   LONG-TERM DEBT:
     --------------

         On May 19, 1997, all amounts outstanding under the NationsBank Credit Agreement were paid in full.

5.   SUBSEQUENT EVENTS:
     -----------------

         Subsequent to the debt offering, the Company intends to exchange such bonds for its Series B 12% Senior Subordinated Notes due 2004 (the "Exchange Notes"), which will have an aggregate original principal amount equal to the aggregate principal amount of such bonds, and will have the same terms as such bonds except that the Exchange Notes will not be subject to certain restrictions on transfer. Thus, interest on the Exchange Notes will accrue at a rate of 7% per annum on the principal amount of the Exchange Notes through and including May 15, 2000, and at a rate of 12% per annum on the principal amount of the Exchange Notes after such date. Cash interest will be payable semi-annually on May 15 and November 15 of each year, commencing November 15, 1997. The Exchange notes will be fully and unconditionally guaranteed to the maximum extent permitted by law, jointly and severally, and on an unsecured senior subordinated basis, by Radio One Licenses, Inc., a wholly owned and, as of the date hereof, the sole subsidiary of the Company. Separate financial statements of Radio One Licenses, Inc. are not presented because management has determined that such financial statements would not be material to investors.

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       RADIO ONE, INC.



                       /s/ Scott R. Royster
                       ---------------------------------------------------------
November 10, 1997      Scott R.  Royster
                       Executive Vice President and Chief Financial Officer
                       (Principal Accounting Officer)