Form 10-K
period 1997-12-31
RADIO ONE INC
filed 1998-03-31
CIK 1041657

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM ________ TO ________

                          COMMISSION FILE NO. 333-30795

                                 RADIO ONE, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                                    52-1166660
 (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

                          5900 PRINCESS GARDEN PARKWAY
                                    8TH FLOOR

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

                               Yes   X        No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

One share of voting stock is held by a non-affiliate of the registrant as of December 31, 1997. The registrant is a private equity company and it has no view as to the value of its voting stock.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1997.

                Class                         Outstanding at December 31, 1997
                -----                         --------------------------------
  Class A Common Stock, $.01 Par Value                       138.45
  Class B Common Stock, $.01 Par Value                         0

================================================================================

                                 RADIO ONE, INC.

                                    Form 10-K
                   For the Fiscal Year Ended December 31, 1997

                                      INDEX
                                      -----
                                                                            Page
                                                                            ----
PART I
       ITEM 1.      Business                                                   1
       ITEM 2.      Properties                                                18
       ITEM 3.      Legal Proceedings                                         19
       ITEM 4.      Submission of Matters to a Vote of Security Holders       20

PART II
       ITEM 5.      Market for Registrant's  Common Equity and Related
                      Stockholder Matters                                     21
       ITEM 6.      Selected Financial Data                                   22
       ITEM 7.      Management's  Discussion and Analysis of Financial
                      Condition and Results of Operations                     24
       ITEM 8.      Financial Statements and Supplementary Data               32
       ITEM 9.      Changes in and  Disagreements  with Accountants on
                      Accounting and Financial Disclosure                     33

PART III
       ITEM 10.     Directors and Executive Officers of the Registrant        34
       ITEM 11.     Executive Compensation                                    35
       ITEM 12.     Security  Ownership of Certain  Beneficial  Owners
                      and Management                                          37
       ITEM 13.     Certain Relationships and Related Transactions            39

PART IV
       ITEM 14.     Exhibits,   Financial  Statement  Schedules,   and
                      Reports on Form 8-K                                     41

                                PART I

ITEM 1. BUSINESS

EXCEPT WHERE THE CONTEXT INDICATES OTHERWISE, (I) PRIOR TO MARCH 16, 1998, THE TERM "COMPANY" REFERS TO THE REGISTRANT RADIO ONE, INC. AND ITS WHOLLY-OWNED SUBSIDIARY RADIO ONE LICENSES, INC. (THE SURVIVING CORPORATION OF THE MERGER OF RADIO ONE LICENSE LLC WITH AND INTO RADIO ONE LICENSES, INC.) AND (II) ON AND AFTER MARCH 16, 1998, THE TERM "COMPANY" REFERS TO THE REGISTRANT RADIO ONE, INC. AND ITS DIRECT WHOLLY-OWNED SUBSIDIARIES (RADIO ONE LICENSES, INC. AND WYCB ACQUISITION CORPORATION) AND ITS INDIRECT WHOLLY-OWNED SUBSIDIARY (BROADCAST HOLDINGS, INC.).

     Radio One, Inc. ("Radio One") founded in 1980, is the largest radio broadcasting company in the United States exclusively targeting African-American listeners and consumers. After giving effect to the Bell Acquisition (as defined), the Company will own and operate a total of twelve radio stations (six FM and six AM) in four of the top-15 African-American markets. The Company seeks to expand within its existing markets and into new, primarily top-30 African-American markets. The Company believes that the African-American community is an attractive target market for radio broadcasters and that the Company has a competitive advantage serving this target market due in part to its African-American ownership and its active involvement in the African-American community.

     The Company owns and operates four radio stations in Washington, D.C., the third largest African-American market with a metropolitan statistical area ("MSA") population of approximately 4.2 million in 1995 (approximately 27.4% of which was African-American), and four radio stations in Baltimore, the eleventh largest African-American market with an MSA population of approximately 2.5 million in 1995 (approximately 26.0% of which was African-American). In 1997 the Company entered the Philadelphia market pursuant to the acquisition of WPHI-FM (formerly WDRE-FM), the sixth largest African-American market with an MSA population of approximately 4.9 million in 1995 (approximately 19.9% of which was African-American). On November 19, 1997, WYCB Acquisition Corporation entered into an Option and Stock Purchase Agreement (the "WYCB Agreement") with Broadcast Holdings, Inc. ("BHI"), licensee of WYCB-AM, to acquire BHI for approximately $3.75 million (the "DC Acquisition"). WYCB Acquisition Corporation consummated the DC Acquisition effective March 16, 1998. WYCB-AM is currently the top-rated Gospel radio station in Washington, D.C. In conjunction with the issuance of its Promissory Note in the original principal amount of $3.75 million, WYCB Acquisition Corporation granted a security interest in all of the stock and assets of BHI. This security interest was granted to Allied Capital Financial Corporation ("Allied"). Allied also received a Stock Purchase Warrant from Radio One which entitles it to acquire up to 40,000 shares of the Series A Preferred Stock (as defined) of Radio One if WYCB Acquisition Corporation defaults on the payment of such Promissory Note and the stock and assets of BHI are insufficient to pay the entire amount owed under such Promissory Note. In that event, and only in that event and subject to Allied's fulfillment of certain conditions, Allied may acquire such shares of Radio One equal to the amount owed under the Promissory Note. In conjunction with issuing the Stock Purchase Warrant, the shareholders of Radio One approved an increase in the number of authorized shares of Series A Preferred Stock to provide for sufficient shares in the event that Allied is entitled to exercise its warrant. Radio One also entered into an local marketing agreement formally referred to as a Time Management and Services Agreement with WYCB Acquisition Corporation and BHI, which allows Radio One to provide programming services to and retain all advertising revenue from WYCB-AM in exchange for a monthly fee paid by Radio One to WYCB Acquisition Corporation.

     Additionally, on December 23, 1997, Radio One entered into a Stock Purchase Agreement (the "Bell Agreement") with Bell Broadcasting Company ("Bell"), the owner of two radio stations, one AM and one FM, located in the Detroit, Michigan market and one AM radio station located in Kingsley, Michigan (the "Bell
Acquisition"). Pursuant to the Bell Agreement, Radio One agreed to pay approximately $34.2 million in cash plus the cost of certain improvements to the stations, $2.0 million of which was deposited in escrow upon the execution of the Bell Agreement and will be available to the sellers as liquidated damages if Radio One breaches its obligations thereunder. The consummation of the Bell Acquisition is contingent upon certain matters, including the receipt of final approval from the Federal Communications Commission ("FCC") for the transfer of the FCC licenses. Radio One expects to complete the Bell Acquisition by the end of the third quarter of 1998 which may require the exercise of up to four one month extensions of the closing date at an additional cost of $150,000 per month. The Company anticipates that Bell will become a Restricted Subsidiary, as such term is defined in the Indenture dated as of May 15, 1997 among Radio One, Inc., Radio One Licenses, Inc., and United States Trust Company of New York (the "Indenture"), and a guarantor of the 12% Senior Subordinated Notes due 2004 ("Notes"), as defined in the Indenture. Radio One expects to fund the balance of the purchase price from the Company's free cash balances as well as from the proceeds of a debt or equity offering (or combination thereof) to be completed prior to the cosummation of this acquisition. Detroit is the fifth largest African-American market with an MSA population of approximately 4.5 million in 1995 (approximately 22.6% of which was African-American). The Company may divest itself of the station located in Kingsley, Michigan, following the consummation of the Bell Acquisition, because that station is not integral or material to the transaction and is located a substantial distance from Detroit.

     The Company has grown significantly over the past five years through acquisitions as well as internal expansion. From 1992 to 1997 net revenues and broadcast cash flow increased from approximately $10.8 million to approximately $32.4 million, and from approximately $4.8 million to approximately $13.5 million, respectively. The number of radio stations owned and operated by the Company increased from two at the end of 1991 to eight by the end of 1997 and, with the consummation of the DC Acquisition and the proposed Bell Acquisition, will grow to 12.

     The  Company   believes  that  operating   radio  stations   targeting  the
African-American population presents significant growth opportunities for the following reasons:

     o RAPID POPULATION GROWTH. According to the U.S. Department of Commerce, Bureau of the Census (the "Census Bureau"), from 1980 to 1995, the African-American population increased from approximately 26.7 million to 33.1 million (a 24.0% increase, compared to a 16.0% increase in the population as a whole). Furthermore, the African-American population is expected to exceed 40 million by 2010 (a more than 20% increase from 1995, compared to an expected increase of 13% for the population as a whole).

     o HIGHER INCOME GROWTH. According to the Census Bureau, from 1980 to 1995, the rate of increase in median household income in 1995 adjusted dollars for African-Americans was approximately 12.3% compared to 3.9% for the population as a whole.

     o CONCENTRATED PRESENCE IN URBAN MARKETS. Approximately 58% of the African-American population is located in the top-30 African-American markets, and the Company believes that the African-American community is usually geographically concentrated in such markets. This concentration of African-Americans enables the Company to reach a large portion of its target population with radio stations that may have less powerful signals, thus potentially lowering the Company's acquisition and operating costs.

     o FEWER SIGNALS REQUIRED. The Company believes the current industry trend is for radio broadcasters to acquire the maximum number of radio stations allowed in a market under FCC ownership rules (up to eight radio stations in the largest markets with no more than five being FM or AM), unless restricted by other regulatory authorities. However, relative to radio broadcasters targeting a broader audience, the Company believes it can cover the various segments of its target niche market with fewer programming formats and therefore fewer radio station signals than the maximum allowed.

     o STRONG AUDIENCE LISTENERSHIP AND LOYALTY. Based upon reports by Arbitron (as defined) the Company believes that as a group, African-Americans generally spend more time listening to radio than non-African-American audiences. For example, during 1996, African-Americans among all persons 12-years-old and older ("12-plus" or the "12-plus market") in the ten largest 12-plus markets listened to radio broadcasts an average of 27.2 hours per week compared to 22.9 hours per week for non-African-Americans in such markets. In addition, the Company believes African-American radio listeners exhibit a greater degree of loyalty to radio stations which target the
          African-American community because those radio stations become a valuable source of entertainment and information responsive to the community's interests and lifestyles. As a result, the Company believes that its target demographic group provides greater audience ratings stability than that of other demographic groups.

     o COST EFFECTIVE FOR ADVERTISERS. The Company believes that advertisers can reach the African-American community more cost effectively through radio broadcasting than through newspapers or television because the Company's radio broadcasts specifically target the African-American community while newspapers and television typically target a much more diverse audience.

     Radio One is led by its Chairperson, Ms. Catherine L. Hughes, who is one of the Company's founders, and her son, Mr. Alfred C. Liggins, III, its Chief Executive Officer and President, who together have over three decades of operating experience in radio broadcasting. Ms. Hughes and Mr. Liggins, together with a strong management team, have implemented a successful strategy of acquiring and turning around underperforming radio stations in top-30 African-American markets. In both Baltimore and Washington, D.C., the Company has increased audience share at each radio station it has acquired. For all of 1997, the Company's radio stations on a combined basis, were ranked first in combined audience and revenue share of radio stations targeting African-Americans in both Baltimore and Washington, D.C. The Company believes that it is well-positioned to apply its successful operating strategy to other radio stations in existing and new markets as attractive acquisition opportunities arise.

     The following table sets forth certain information with respect to Radio One and its markets as of December 31, 1997 (including WYCB-AM but excluding the radio stations to be acquired pursuant to the Bell Agreement):

                                                PRO FORMA COMPANY DATA                                MARKET DATA
                             ------------------------------------------------------------ ------------------------------------
                              NUMBER OF       AFRICAN-AMERICAN                                         RANKING BY
                              STATIONS             MARKET               ENTIRE MARKET                   SIZE OF
                          -----------      ----------------------   -------------------  -------------------------------------
                                                                                                                    AFRICAN
                                                AUDIENCE      REVENUE       AUDIENCE       REVENUE       RADIO      AMERICAN
          MARKET                FM      AM        RANK         RANK         SHARE(%)       SHARE(%)    REVENUE($)  POPULATION
--------------------------     ----    ----    ----------    ---------     ----------     ---------    ----------  -----------
Washington, D.C. .........        2       2          1             1          12.4            9.4       $ 218.2          3
Baltimore ................        2       2          1             1          15.1           16.3          88.5         11
Philadelphia  ............        1      --         N/A            N/A         3.5            1.3         227.5          6



OPERATING STRATEGY

     In order to maximize broadcast cash flow at each of its radio stations, the Company strives to create and operate the leading radio station group, in terms of audience share, serving the African-American community and to effectively convert these audience share ratings to advertising revenue while controlling the costs associated with each radio station's operations. The success of the Company's strategy relies on the following: (i) market research, targeted programming and marketing; (ii) significant community involvement; (iii) aggressive sales efforts; (iv) advertising partnerships and special events; (v) strong management and performance-based incentives; and (vi) radio station clustering, programming segmentation and sales bundling.

MARKET RESEARCH, TARGETED PROGRAMMING AND MARKETING

     The Company uses market research to tailor the programming, marketing and promotions of its radio stations to maximize audience share. To achieve these goals, the Company uses market research to identify unserved or underserved markets or segments of the African-American community in current and new markets and to determine whether to acquire a new radio station or reprogram one of its existing radio stations to target those markets or segments.

     The Company also seeks to reinforce its targeted programming by creating a distinct and marketable identity for each of its radio stations. To achieve this objective, in addition to its significant community involvement discussed below, the Company employs and promotes distinct, high-profile on-air personalities at many of its radio stations, many of whom have strong ties to the African-American community.

SIGNIFICANT COMMUNITY INVOLVEMENT

     The Company believes its active involvement and significant relationships in the African-American community, together with its African-American ownership, provide a competitive advantage in targeting African-American audiences. In this way, the Company believes its proactive involvement in the African-American communities in each of its markets greatly improves the marketability of its radio broadcast time to advertisers who are targeting such communities.

     Management believes that a radio station's image should reflect the lifestyle and viewpoints of the target demographic group it serves. Due to the Company's fundamental understanding of the African-American community, management believes it is able to identify music and musical styles, as well as political and social trends and issues, early in their evolution. This understanding is then integrated into all aspects of the Company's operations and enables it to create enhanced awareness and name recognition in the marketplace. In addition, the Company believes its multi-level approach to community involvement leads to increased effectiveness in developing and updating its programming formats. Management believes its enhanced awareness and more effective programming formats lead to greater listenership and higher ratings over the long-term.

     The Company has a history of sponsoring events that showcase its commitment to the African-American community including:

o heightening the awareness of certain diseases and holding fundraisers to fund the search for cures for diseases which disproportionately impact African-Americans, such as sickle-cell anemia and leukemia;

o developing contests specifically designed to assist African-American single mothers with day care expense;

o fundraising for the many African-American churches throughout the country which have been the target of arsonists; and

o organizing seminars designed to educate African-Americans on personal issues that include buying a home, starting a business, developing a credit history, financial planning and health care.

AGGRESSIVE SALES EFFORTS

     The Company has assembled an effective, highly-trained sales staff focused on converting the Company's audience share into revenue. The Company employs a dual sales strategy of selling stations individually where appropriate, by targeting a certain demographic segment, or in combination by focusing on the complementary aspects of the Company's multiple stations.

ADVERTISING PARTNERSHIPS AND SPECIAL EVENTS

     The Company believes that in order to create advertiser loyalty it must strive to be the recognized expert in marketing to the African-American consumer in its markets. The Company believes that it has achieved this recognition by focusing on serving the African-American consumer and by creating innovative advertising campaigns and promotional tie-ins. The Company sponsors several major entertainment events each year. The Stone Soul Picnic, developed by the Company in 1989, is an all-day free outdoor concert which showcases advertisers, local merchants and other organizations desiring exposure to over 100,000 people in each of Washington, D.C. and Baltimore. The Company also sponsors The People's Expo every March in Washington, D.C. and Baltimore. This event provides entertainment, shopping and educational seminars to the Company's listeners and others from the communities that the Company serves. In connection with these events, advertisers buy signage, booth space and broadcast promotions to sell cars, groceries, clothing, financial services and other products and services to the African-American consumer.

STRONG MANAGEMENT AND PERFORMANCE-BASED INCENTIVES

     The Company focuses on hiring highly motivated and talented individuals in each functional area of the organization who can effectively help the Company implement its strategies of growth and value creation. The Company's management team is comprised of a diverse group of individuals who bring strong expertise to their respective functional areas. The Company looks to promote from within and, thus, aims to build a middle management and lower-level employee base comprised of individuals with great potential, the ability to operate with high levels of autonomy and the appropriate team-orientation which will enable them to grow their careers within the organization.

     To enhance the quality of management in the sales and programming areas of the Company, General Managers, Sales Managers and Program Directors have significant portions of their compensation tied to the achievement of certain performance goals. General Managers' compensation is based partially on achieving cash flow benchmarks which creates an incentive for management to focus not only on sales growth, but also on expense control. Additionally, Sales Managers and sales personnel have incentive packages based on sales goals, and Program Directors and on-air talent have incentive packages focused on maximizing overall ratings as well as ratings in specific target segments.

RADIO STATION CLUSTERING, PROGRAMMING SEGMENTATION AND SALES BUNDLING

     The Company strives to build clusters of radio stations in its markets, with each radio station targeting different demographic segments of the
African-American population. This clustering and programming segmentation strategy allows the Company to achieve greater penetration into each segment of its target market. The Company is then able to offer advertisers multiple audiences and to bundle the radio stations for advertising sales purposes when advantageous.

     The Company believes there are several potential benefits that result from operating multiple radio stations within the same market. First, each additional radio station in a market provides the Company with a larger percentage of the prime advertising time available for sale within that market. Second, the more signals programmed by the Company, the greater the market share the Company can achieve in its target demographic groups through the use of segmented programming. Third, the Company is often able to consolidate sales, promotional, technical support and corporate functions to produce substantial cost savings. Finally, the purchase of additional radio stations in an existing market allows the Company to take advantage of its market expertise and existing relationships with advertisers.

ACQUISITION STRATEGY

     The Company's primary acquisition strategy is to acquire and turn around under performing radio stations in the top-30 African-American markets. The Company considers acquisitions in existing markets where expanded coverage is desirable and considers acquisitions in new markets where the Company believes it is advantageous to establish a presence. In analyzing potential acquisition candidates, the Company generally considers (i) whether the radio station has a signal adequate to reach a large percentage of the African-American community in a market, (ii) whether the Company can reformat or improve the radio station's programming in order to profitably serve the African-American community, (iii) whether the radio station affords the Company the opportunity to segment program formats within a market in which the Company already maintains a presence, (iv) whether the Company can increase broadcast revenues of the radio station through aggressive marketing, sales and promotions, (v) the price and terms of the purchase, (vi) the level of performance that can be expected from the radio station under the Company's management and (vii) the number of competitive radio stations in the market.

     The Company believes that large segments of the African-American population in its target markets are often concentrated in certain geographic sections of such markets. The Company further believes that this geographic concentration may provide it with an opportunity to acquire less expensive radio stations with less powerful signals without materially diminishing the Company's coverage of the African-American community. As a result, the Company believes it can have a competitive advantage in securing a substantial share of the radio revenue at a potentially lower acquisition cost per listener than radio stations targeting other demographic groups.

     The Company does not apply a fixed formula to determine the purchase price of radio stations and does not focus solely on multiples of broadcast cash flow. Rather the Company seeks to acquire radio stations consistent with its acquisition and operating strategies. The Company will continue to evaluate potential acquisitions in the top-30 African-American markets.

STATION OPERATIONS

     The following is a general description of each of the Company's markets and its radio stations in each market. As noted, the data provided in the tables below includes information during periods the radio stations listed were not owned or operated by the Company.

WASHINGTON D.C.

     The Washington, D.C. market is estimated to be the eighth largest radio market in terms of population and had 1997 radio advertising revenues totaling an estimated $218.0 million. In 1995, Washington, D.C. had the third largest African-American population in the United States with an MSA population of approximately 4.2 million (approximately 27.4% of which was African-American). The Company believes it owns the strongest franchise (in terms of audience share and number of radio stations) of African-American targeted radio stations in the Washington, D.C. market with two of the four FM radio stations and two of the three AM radio stations that target African-Americans.

                                                1994(d)        1995(d)        1996(d)       1997(d)
                                             ------------   ------------   -------------   -------------
WKYS-FM(a)
   Audience share (12-plus) ..............       3.8%           3.8%            4.5%          5.8%
   Audience share rank (12-plus) .........        10              9(t)            6(t)          1
   Audience share (18-34) ................       5.6%           5.8%            7.5%         10.3%
   Audience share rank (18-34) ...........         6              6               2             1
   Revenue share .........................       5.1%           3.8%            3.3%          4.5%
   Revenue rank ..........................         8             14              14            10

WOL-AM and WMMJ-FM
              (combined)(b)
   Audience share (12-plus) ..............       6.0%           5.4%            5.5%          5.2%
   Audience share (25-54) ................       6.9%           6.4%            6.2%          5.9%
   Revenue share .........................       5.9%           5.6%            5.3%          4.5%
   Revenue rank ..........................         7              7               8            12

WYCB-AM(c)
   Audience share (12-plus) ..............       1.2%           1.6%            1.3%          1.2%
   Audience share rank (12-plus) .........        21             20              20            19
   Audience share (35-64) ................       1.3%           1.7%            1.5%          1.4%
   Audience share rank (35-64) ...........        22             19              18            17
   Revenue share .........................       N/A            N/A             0.7%          0.6%
   Revenue rank ..........................       N/A            N/A             N/A           N/A

----------
As used in this table, "N/A" means not applicable or not available and "(t)" means tied with one or more radio stations.

(a) WKYS-FM was acquired by the Company on June 6, 1995.
(b) WOL-AM and WMMJ-FM advertising time is sold in combination.
(c) Radio One acquired WYCB-AM in the first quarter of 1998 through an Unrestricted Subsidiary (as defined).
(d) Audience share and audience share rank data is based on Arbitron four book averages for the years indicated. Revenue share and rank data are based upon the Radio Revenue Report of Hungerford for December 1997, 1996, 1995 and 1994 except for WYCB-AM which does not report to Hungerford. Revenue share for WYCB-AM represents the radio station's net revenues as a percentage of the market radio revenue reported by the Hungerford Report, (December 1997), as adjusted for WYCB-AM's net revenues.

     WOL-AM. Radio One's first radio station, WOL-AM, was purchased in 1980 for approximately $900,000. WOL-AM was a music station with declining revenue share and audience share that the Company converted to one of the country's first all-talk radio stations targeting African-Americans. Radio One's Chairperson, Ms. Catherine L. Hughes, who hosted WOL-AM's daily four-hour morning show from 1983 to 1995, created a valuable niche for the radio station as "The Voice of Washington's Black Community." The Company believes that WOL-AM is a vital communications platform for the community, political and business leaders in its market. WOL-AM's ratings have historically fluctuated between a 1% and 2% audience share in the 12-plus market.

     WMMJ-FM. Radio One purchased WMMJ-FM in 1987 for approximately $7.5 million. At the time, WMMJ-FM was being programmed in a general market adult contemporary format, which led it to garner a 1.2% audience share of the 12-plus market. However, given its relatively low signal strength (Class A with 3,000 watts of power since been upgraded to 6,000 watts) and low ratings, it was generating minimal revenues and little or no broadcast cash flow. After extensive research by the Company, WMMJ-FM was the first FM radio station on the East Coast to introduce an Urban Adult Contemporary ("Urban AC") programming format. This format focuses on African-Americans in the 25 to 54 age group and provides adult-oriented Urban Contemporary music from the 1960s, 1970s, 1980s and 1990s. The Urban AC format was almost immediately successful, and today WMMJ-FM, with a 4.1% 1997 four-book audience share in the 12-plus market, is a popular radio station among all 25 to 54-year-olds in Washington, D.C. with a long-standing and loyal listener base.

     WKYS-FM. Radio One purchased WKYS-FM in June 1995 for approximately $34.4 million. WKYS-FM is a Class B (as defined) Young Urban Contemporary radio station targeting 18 to 34-year-old African-American adults. From 1978 to 1989, WKYS-FM was Washington, D.C.'s perennial Urban Contemporary leader and was frequently the market's number one radio station overall. However, in 1987, WPGC-FM (now owned by CBS Corporation ("CBS")) changed its format from Adult Contemporary to CHR/Urban and in the Spring of 1989, replaced WKYS-FM as the number one urban radio station in terms of audience share. From 1986 to the Fall of 1994, WKYS-FM's overall ratings rank fell from number one to number twelve with a 3.3% audience share of the 12-plus market, while WPGC-FM moved from near the bottom to number one with a 9.0% audience share of the 12-plus market. By 1995, the former owner of WKYS-FM abandoned the 18 to 34-year- old demographic group and began to target 25 to 54-year-olds, making it a direct competitor to Radio One's WMMJ-FM instead of CBS's WPGC-FM. When Radio One purchased WKYS-FM in June 1995, it repositioned WKYS-FM's programming away from WMMJ-FM and back towards 18 to 34-year-olds and WPGC-FM. Since June 1995, the Company has been able to dramatically increase WKYS-FM's overall 12-plus market audience share and in 1997 WKYS-FM became Washington, D.C.'s number one rated radio station for the 12-plus as well as 18 to 34-year old markets. During this same period of time, WPGC-FM has fallen to the number two position in the 12-plus and 18 to 34-year-old markets.

     WYCB-AM. WYCB Acquisition Corporation, a wholly-owned Unrestricted Subsidiary (as defined) of Radio One, entered into the WYCB Agreement with BHI, licensee of WYCB-AM, on November 19, 1997 to acquire all of the outstanding stock of BHI for approximately $3.75 million. WYCB Acquisition Corporation consummated the DC Acquisition effective March 16, 1998. BHI is now a wholly-owned subsidiary of WYCB Acquisition Corporation and also an Unrestricted Subsidiary of Radio One. WYCB-AM is currently the top-rated Gospel radio station in Washington, D.C. The Company believes WYCB-AM's Gospel programming format will provide the Company with access to another segment of the African-American community in Washington, D.C., which will complement its existing radio station group in that market.

BALTIMORE, MARYLAND

     The Baltimore market is the 19th largest radio market in terms of population and had 1997 radio advertising revenues totaling an estimated $88.0 million. In 1995, Baltimore had the eleventh largest African-American population in the United States with an MSA population of approximately 2.5 million (approximately 26.0% of which was African-American). The Company believes Baltimore is "under radioed" with only 15 viable FM radio stations (according to Duncan's Radio Market Guide), in part because of its close proximity to Washington, D.C., and therefore, a particularly attractive market. The Company believes it owns the strongest franchise of African-American targeted radio stations in the Baltimore market with the only two FM radio stations and two of the four AM radio stations which target African-Americans.

                                                1994(c)         1995(c)          1996(c)       1997(c)
                                             -------------   -------------   --------------   -------------
WERQ-FM(a)
   Audience share (12-plus) ..............        5.6%            5.2%            6.4%           9.3%
   Audience share rank (12-plus) .........          6               7               4              1
   Audience share (18-34) ................        8.3%            8.6%           10.7%          16.0%
   Audience share rank (18-34) ...........          3               2               2              1
WOLB-AM(a)
   Audience share (12-plus) ..............        0.4%            0.9%            0.6%           0.9%
   Audience share rank (12-plus) .........       32(t)             23(t)           28(t)          24
   Audience share (35-64) ................        0.6%            1.1%            0.9%           1.2%
   Audience share rank (35-64) ...........         26(t)           19(t)           23             17
WERQ-FM and WOLB-AM (Combined)(a)
   Audience share (12-plus) ..............        6.0%            6.1%            7.0%          10.2%
   Audience share (25-54) ................        4.3%            4.9%            5.7%           9.1%
   Revenue share .........................        5.2%            6.7%            6.7%          11.1%
   Revenue rank ..........................          8               8               8              4
WWIN-FM(b)
   Audience share (12-plus) ..............        3.3%            4.0%            3.6%           3.6%
   Audience share rank (12-plus) .........         11              10              10              9
   Audience share (25-54) ................        4.5%            5.5%            4.9%           4.9%
   Audience share rank (25-54) ...........          7               5               7(t)           7

WWIN-AM(b)
   Audience share (12-plus) ..............        1.0%            1.1%            1.1%           0.8%
   Audience share rank (12-plus) .........         21              18(t)           20(t)          26
   Audience share (35-64) ................        1.2%            1.1%            1.4%           1.1%
   Audience share rank (35-64) ...........         19(t)           19(t)           18             19
WWIN-FM and WWIN-AM (Combined)(b)
   Audience share (12-plus) ..............        4.3%            5.1%            4.7%           4.4%
   Audience share (25-54) ................        5.6%            6.6%            6.0%           5.8%
   Revenue share .........................        5.1%            5.7%            5.8%           5.2%
   Revenue rank ..........................          9              10              10              9


----------
As used in this table, "N/A" means not applicable or not available and "(t)" means tied with one or more radio stations.
(a) Based upon the Hungerford Report, (December, 1997). WERQ-FM and WOLB-FM jointly report revenue data to Hungerford.
(b) Based upon the Hungerford Report, (December, 1997). WWIN-FM and WWIN-AM jointly report revenue data to Hungerford.
(c) Audience share and audience share rank data are based on Arbitron four book averages for the years indicated. Revenue share and rank data are based on the Radio Revenue Report by Hungerford for December 1997, 1996, 1995 and 1994.

     WWIN-FM AND WWIN-AM. In January 1992, Radio One made its first acquisition outside of the Washington, D.C. market with the purchase of two Baltimore radio stations, WWIN-FM and WWIN-AM, for approximately $4.7 million. At the time, these two radio stations were Black Adult Contemporary and Gospel radio stations, respectively. Combined, the two Baltimore radio stations had approximately $2.5 million in revenue and approximately $400,000 in broadcast cash flow. During Radio One's first full year of ownership, through aggressive selling efforts and expense control, revenues increased to approximately $3.5 million, and broadcast cash flow increased to approximately $1.0 million. Additionally, at the time of the acquisition, WWIN-FM was a weak second to WXYV-FM, the dominant Urban Contemporary radio station in the market, with less than one-third of that radio station's market share. Today, WWIN-FM is a leading urban radio station, second only to the Company's WERQ-FM, among 25 to 54-year-olds in the Baltimore market (in terms of audience share) and WWIN-AM continues to occupy an attractive niche on the AM frequency with its Gospel programming format.

     WERQ-FM AND WOLB-AM. In September 1993, Radio One completed another acquisition in the Baltimore market with the purchase of WERQ-FM and WOLB-AM (formerly WERQ-AM) for approximately $9.0 million. WERQ-FM, which has a full-powered signal, was, at the time of its acquisition, a CHR/Urban radio station, while WERQ-AM was a satellite-fed, all-news radio station. Combined, these radio stations were losing approximately $600,000 per year. Radio One proceeded to convert the format of WERQ-FM to a more focused young Urban Contemporary format targeted at 18 to 34-year-old African-Americans, while WOLB-AM began simulcasting with Radio One's Black Talk radio station in Washington, D.C., WOL-AM. These moves, in conjunction with more aggressive sales efforts and savings from radio station clustering, increased revenues by approximately $1.0 million and eliminated the operating loss in these radio stations' first full year of ownership by Radio One. Over time, WERQ-FM's audience share increased dramatically, and today, it is the number one radio station in the 12-plus and 18 to 34-year-old market while its former primary competitor, WXYV-FM, changed format during 1997 and no longer targets the same listener base as that of WERQ-FM.

PHILADELPHIA, PENNSYLVANIA

     The Philadelphia market is the fifth largest radio market in terms of MSA population and had 1997 radio advertising revenues totaling an estimated $226.0 million. In 1995, Philadelphia had the sixth largest African-American population in the United States with an MSA population of approximately 4.9 million (approximately 19.9% of which was African-American).

     WPHI-FM. On February 8, 1997, Radio One entered into a local marketing agreement ("LMA") with the then-current owner of WPHI-FM (at the time the station's call sign was WDRE-FM), and the radio station's programming format changed from Modern Rock to young Urban Contemporary targeting 18 to 34-year-old African-Americans like that of WKYS-FM's, one of the Company's radio stations in Washington, D.C., and WERQ-FM's, one of the Company's radio stations in Baltimore. On May 19, 1997, Radio One acquired WPHI-FM, providing the Company with an opportunity to apply its operating strategy in another top-30 African-American market. Although WPHI-FM is a Class A facility operating at the equivalent of 3,000 watts, the Company believes it adequately reaches at least 90% of the African-Americans in Philadelphia. The Company believes the acquisition of WPHI-FM fits the Company's acquisition model of finding lower powered and lower priced radio stations that will adequately cover a target African-American population due to the relatively high concentration of that target market in certain geographic sections of a market. In the most recent Arbitron Survey, WPHI-FM achieved a 3.5% audience share in the 12-plus market and had solidly positioned itself as the number two young urban station in the market behind WUSL-FM.

DETROIT, MICHIGAN

     The Detroit market is the sixth largest radio market in terms of MSA population and had 1997 radio advertising revenues totaling an estimated $200.0 million. In 1995, Detroit had the fifth largest African-American population in the United States with an MSA population of approximately 4.5 million (approximately 22.6% of which was African-American).

     On December 23, 1997, Radio One entered into the Bell Agreement to acquire all of the outstanding capital stock of Bell, the owner of two radio stations located in the Detroit, Michigan market and one radio station located in Kingsley, Michigan. Pursuant to the Bell Agreement, Radio One agreed to pay approximately $34.2 million in cash plus the cost of certain improvements to the stations, $2.0 million of which was deposited in escrow upon the execution of the Agreement and will be available to the sellers as liquidated damages if Radio One breaches its obligations thereunder. The consummation of the Bell Acquisition is contingent upon certain matters, including the receipt of final approval from the FCC for the transfer of the FCC licenses. Radio One expects to complete the Bell Acquisition by the end of the third quarter of 1998 which may require the exercise of up to four one month extensions of the closing date, each extension to cost $150,000. Radio One anticipates that Bell will become a Restricted Subsidiary, as that term is defined in the Indenture, and a guarantor of the Notes.

ADVERTISING REVENUES

     Substantially all of the Company's revenues are generated from the sale of local and national advertising for broadcast on its radio stations. Additional broadcasting revenue is generated from network compensation payments and other miscellaneous transactions. Local sales are made by the sales staffs located in Washington, D.C., Baltimore and Philadelphia. National sales are made by firms specializing in radio advertising sales on the national level, in exchange for a commission from the Company that is based on a percentage of the Company's gross revenue from the advertising obtained. Approximately 69% of the Company's net broadcasting revenues for the fiscal year ended December 31, 1997 were generated from the sale of local advertising and 26% from sales to national advertisers with the balance of net broadcasting revenues being derived from various special events hosted by the Company as well as sponsorships and other similar forms of revenue generation.

     The Company believes that advertisers can reach the African-American community more cost-effectively through radio broadcasting than through newspapers or television. Advertising rates charged by radio stations are based primarily on (i) a radio station's audience share within the demographic groups targeted by the advertisers, (ii) the number of radio stations in the market competing for the same demographic groups and (iii) the supply and demand for radio advertising time. Advertising rates are generally highest during the morning and afternoon commuting hours.

     A radio station's listenership is reflected in ratings surveys that estimate the number of listeners tuned to a radio station and the time they spend listening to that radio station. Each radio station's ratings are used by its advertisers to consider advertising with the radio station, and are used by the Company to chart audience growth, set advertising rates and adjust programming. The radio broadcast industry's principal ratings are from The Arbitron Company ("Arbitron"), to which the Company subscribes. Arbitron publishes monthly and quarterly ratings surveys for significant domestic radio markets. These surveys are the Company's primary source of ratings data with respect to its radio stations.

COMPETITION

     Radio broadcasting is a highly competitive business. Each of the Company's radio stations competes for audience share and advertising revenue directly with other radio stations, as well as with other media such as billboards, newspapers and television. There are well-capitalized firms competing in the same geographic markets as the Company, many of which have greater financial resources.

     The financial success of each of the Company's radio stations depends, to a significant degree, upon its audience ratings, its share of the overall radio advertising revenue within a specific market and the economic health of that market. The audience ratings and advertising revenue of the Company's individual radio stations are subject to change, and any adverse change in a particular market could have a material adverse effect on the total revenue and broadcast cash flow of the Company. The Company's radio stations compete for audience share and advertising revenue directly with other FM and AM radio stations and with other media within their respective markets. While the Company already competes with other radio stations with comparable programming formats in each of its markets, if another radio station in the market were to convert its programming format to a format similar to one of the Company's radio stations, if a new radio station were to adopt a competitive format or if an existing competitor were to strengthen its operations, the Company's radio stations could suffer a reduction in ratings and/or advertising revenue and could require increased promotion and other expenses. In addition, certain of the Company's radio stations compete, and in the future other radio stations of the Company may compete, with duopolies or other combinations of radio stations operated by a single operator.

     Radio broadcasting is also increasingly subject to competition from new media technologies that are being developed or introduced, such as the delivery of audio programming over the Internet and by cable television systems or the introduction of digital audio broadcasting ("DAB"). DAB may provide a medium for the delivery by satellite or terrestrial means of multiple audio programming formats to local and national audiences. The Company cannot predict the effect, if any, that any such new technologies may have on the radio broadcasting industry.

ANTITRUST

     An  important  element  of  the  Company's  growth  strategy  involves  the acquisition of additional radio stations. Following the passage of the Telecommunications Act of 1996, the Antitrust Division of the Department of Justice has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks which otherwise complied with the FCC's ownership limitations, particularly in instances where the proposed acquiror already owns one or more radio stations in a particular market and the acquisition involves another radio station in the same market. The Department of Justice reviews transactions on a case-by-case basis to determine whether competition will be adversely affected after the transaction is consummated. Recently, the Antitrust Division obtained consent decrees requiring an acquiror to dispose of one or more radio stations in a particular market where the acquisition (which would otherwise comply with the FCC's ownership limitations) would have resulted in an undue concentration of market share by the acquiror. The post-acquisition concentration of combined market share and combined advertising revenues of the acquiror were the likely factors which caused the Antitrust Division to require divestiture. Additionally, any acquisitions are potentially subject to review by the Federal Trade Commission.

FEDERAL REGULATION OF RADIO BROADCASTING

     The radio broadcasting industry is subject to extensive and changing regulation by the FCC of programming, technical operations, employment and other business practices. The FCC regulates radio broadcast stations pursuant to the Communications Act of 1934, as amended. The Communications Act permits the operation of radio broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The Communications Act provides for the FCC to exercise its licensing authority to provide a fair, efficient and equitable distribution of broadcast service throughout the United States. Among other things, the FCC assigns frequency bands for radio broadcasting; determines the particular frequencies, locations and operating power of radio broadcast stations; issues, renews, revokes and modifies radio broadcast station licenses; regulates transmitting equipment used by radio broadcast stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content and employment and business practices of radio broadcast stations; and has the power to impose penalties, including monetary forfeitures, for violations of its rules and the Communications Act.

     The Communications Act prohibits the sale or assignment of an FCC license, or other transfer of control of an FCC licensee, without the prior approval of the FCC. In determining whether to grant requests for consents to assignments or transfers, and in determining whether to grant or renew a radio broadcast license, the FCC considers a number of factors pertaining to the licensee (and any proposed licensee), including restrictions on foreign ownership, compliance with FCC media ownership rules, licensee "character" and compliance with the Anti-Drug Abuse Act of 1988.

     The following is a brief summary of certain provisions of the Communications Act and specific FCC rules and policies. This summary does not purport to be complete and is qualified in its entirety by the text of the Communications Act, the FCC's rules and regulations, and the public notices and rulings of the FCC. A potential investor should refer to the Communications Act and these FCC rules and policies for further information concerning the nature and extent of federal regulation of radio broadcast stations.

     A licensee's failure to observe the requirements of the Communications Act or FCC rules and policies may result in the imposition of various sanctions, including admonishment, fines, the grant of "short" (less than the full eight-year) renewal terms, grant of a license with conditions or, for particularly egregious violations, the denial of a license renewal application, the revocation of an FCC license or the denial of FCC consent to acquire additional broadcast properties. Congress and the FCC have had under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of the Company's radio stations, result in the loss of audience share and advertising revenues for the Company's radio broadcast stations or affect its ability to acquire additional radio broadcast stations or finance such acquisitions. Such matters may include changes to the license authorization and renewal process; proposals to impose spectrum use or other fees on FCC licensees; auction of new broadcast licenses; changes to the FCC's equal employment opportunity regulations and other matters relating to involvement of minorities and women in the broadcasting industry; proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding program content; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages; technical and frequency allocation matters, including those relative to the implementation of digital audio broadcasting on both a satellite and terrestrial basis; changes in broadcast cross-interest, multiple ownership, foreign ownership, cross-ownership and ownership attribution policies; changes to technical broadcast requirements; proposals to allow telephone companies to deliver audio and video programming to homes in their service areas; and proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

     The Company cannot predict whether or not any such changes might be adopted nor can it predict what other matters might be considered in the future, nor can it judge in advance what impact, if any, the implementation of any of these proposals or changes might have on its business.

     FCC Licenses. The Communications Act provides that a broadcast station license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. In making licensing determinations, the FCC considers an applicant's legal, technical, financial and other qualifications. The FCC grants radio broadcast station licenses for specific periods of time, and, upon application, may renew them for additional terms. Under the Communications Act, radio broadcast station licenses may be granted for a maximum term of eight years.

     Generally, the FCC renews radio broadcast licenses without a hearing upon a finding that: (i) the radio station has served the public interest, convenience and necessity, (ii) there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations, and (iii) there have been no other violations of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a lesser term, or hold an evidentiary hearing. In addition, the Communications Act authorizes the filing of petitions to deny a license renewal during specific periods of time after a renewal application has been filed. Interested parties, including members of the public, may use such petitions to raise issues concerning a renewal applicant's qualifications. If a substantial and material question of fact concerning a renewal or other application is raised by the FCC or other interested parties, or if for any reason the FCC cannot determine that grant of the renewal application would serve the public interest, convenience and necessity, the FCC will hold an evidentiary hearing on the application. If as a result of an evidentiary hearing the FCC determines that the licensee has failed to meet the requirements specified above and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Only after a license renewal application is denied will the FCC accept and consider competing applications for the vacated frequency. Also, during certain periods when a renewal application is pending, the transferability of the applicant's license may be restricted. Historically, the Company's licenses have been renewed without any conditions or sanctions imposed. However, there can be no assurance that the licenses of each station owned by the Company will be renewed.

     The FCC classifies each AM and FM radio station. An AM radio station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM radio stations are assigned to serve wide areas, particularly at night. Clear channel AM radio stations are classified as either:
(i) Class A radio stations, which operate unlimited time and are designed to render primary and secondary service over an extended area, or (ii) Class B radio stations, which operate unlimited time and are designed to render service only over a primary service area. Class D radio stations, which operate either daytime, or unlimited time with low nighttime power, may operate on the same frequencies as clear channel radio stations. A regional channel is one on which Class B and Class D AM radio stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM radio stations operate unlimited time and serve primarily a community and the suburban and rural areas immediately contiguous to it. A Class C AM radio station operates on a local channel and is designed to render service only over a primary service area that may be reduced as a consequence of interference.

     The minimum and maximum facilities requirements for an FM radio station are determined by its class. Possible FM class designations depend upon the geographic zone in which the transmitter of the FM radio station is located. In general, commercial FM radio stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1 or C radio stations.

     The following table sets forth with respect to each of the Company's radio stations: (i) the market, (ii) the radio station call letters, (iii) the year of acquisition, (iv) the class of FCC license, (v) the effective radiated power ("ERP"), if an FM radio station, or the power, if an AM radio station, (vi) the antenna height above average terrain ("HAAT"), if an FM radio station, or the above insulator measurement ("AI"), if an AM radio station, (vii) the operating frequency and (viii) the date on which the radio station's FCC license expires.

                                                            ERP (FM)       HAAT (FM)
                       STATION       YEAR OF      FCC      POWER (AM)       AI (AM)                     EXPIRATION
     MARKET(a)      CALL LETTERS   ACQUISITION   CLASS    IN WATTS(b)    IN METERS(c)   FREQUENCY    DATE OF LICENSE
------------------ -------------- ------------- ------- --------------- -------------- -----------  ------------------
Washington, D.C.   WOL-AM         1980             C          1,000           52.1     1450 kHz         10/1/2003
                   WMMJ-FM        1987             A          2,900(d)       146.0     102.3 MHz        10/1/2003
                   WKYS-FM        1995             B         24,000(e)       215.0     93.9 MHz         10/1/2003
                   WYCB-AM         (f)             C          1,000           50.9     1340 kHz         10/1/2003

Baltimore          WWIN-AM        1992             C          1,000           61.0     1400 kHz         10/1/2003
                   WWIN-FM        1992             A          3,000           91.0     95.9 MHz         10/1/2003
                   WOLB-AM        1993             D          1,000           85.4     1010 kHz         10/1/2003
                   WERQ-FM        1993             B         37,000(e)       174.0     92.3 MHz         10/1/2003

Philadelphia       WPHI-FM        1997             A            340(g)       305.0     103.9 MHz         8/1/1998

----------
(a) A broadcast station's market may be different from its community of license.
(b) The coverage of an AM radio station is chiefly a function of the power of the radio station's transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the ERP of the radio station's transmitter and the HAAT of the radio station's antenna.
(c) The height of an AM radio station's antenna is measured by reference to AI and the height of an FM radio station's antenna is measured by reference to HAAT.
(d) WMMJ-FM uses a directional antenna and it operates at a power equivalent to 6,000 watts at 100 meters.
(e) WKYS-FM and WERQ-FM operate at powers equivalent to 50,000 watts at 150 meters. WERQ-FM uses a directional antenna.
(f) Radio One acquired this radio station through an Unrestricted Subsidiary in the first quarter of 1998.
g) WPHI-FM  operates at a power  equivalent to 3,000 watts at 100 meters.

     Ownership Matters. The Communications Act requires prior approval of the FCC for the assignment of a broadcast license or the transfer of control of a corporation or other entity holding a license. In determining whether to approve an assignment of a radio broadcast license or a transfer of control of a broadcast licensee, the FCC considers, among other things, the financial and legal qualifications of the prospective assignee or transferee, including compliance with FCC restrictions on non-U.S. citizen or entity ownership and control, compliance with FCC rules limiting the common ownership of certain "attributable" interests in broadcast and newspaper properties, the history of compliance with FCC operating rules, and the "character" qualifications of the transferee or assignee and the individuals or entities holding "attributable" interests in them. Applications to the FCC for assignments and transfers are subject to petitions to deny by interested parties.

     To obtain the FCC's prior consent to assign or transfer a broadcast license, appropriate applications must be filed with the FCC. If the application involves the assignment of the license or a "substantial change" in ownership or control (i.e., the transfer of more than 50% of the voting stock), the application must be placed on public notice for a period of 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. If an assignment application does not involve new parties, or if a transfer of control application does not involve a "substantial change" in ownership or control, it is a "pro forma" application. The "pro forma" application is nevertheless subject to informal objections filed against it. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. The FCC usually has an additional 10 days to set aside such grant on its own motion. When ruling on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

     Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than one-fifth of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to any corporation directly or indirectly controlled by any other corporation of which more than one-fourth of its capital stock is owned of record or voted by non-U.S. citizens if the FCC finds the public interest will be served by the refusal of such license. These restrictions apply in modified form to other forms of business organizations, including partnerships, and limited liability companies.

     The FCC generally applies its other broadcast ownership limits to "attributable" interests held by an individual, corporation, partnership or other association or entity, including limited liability companies. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly have the right to vote five percent or more of the stock of a licensee corporation are generally deemed attributable interests, as are positions as an officer or director of a corporate parent of a broadcast licensee. The FCC treats all partnership interests as attributable, except for those limited partnership interests that under FCC policies are considered "insulated" from "material involvement" in the media-related activities of the partnership. The FCC currently treats limited liability companies like limited partnerships for purposes of attribution. Stock interests held by insurance companies, mutual funds, bank trust departments and certain other passive investors that hold stock for investment purposes only become attributable with the ownership of ten percent or more of the voting stock of the corporation holding broadcast licenses. To assess whether a voting stock interest in a direct or an indirect parent corporation of a broadcast licensee is attributable, the FCC uses a "multiplier" analysis in which non-controlling voting stock interests are deemed proportionally reduced at each non-controlling link in a multi-corporation ownership chain. A time brokerage agreement with another radio station in the same market creates an attributable interest in the brokered radio station as well for purposes of the FCC's local radio station ownership rules, if the agreement affects more than 15% of the brokered radio station's weekly broadcast hours. See "Local Marketing Agreements."

     Debt instruments, non-voting stock, options and warrants for voting stock that have not yet been exercised, insulated limited partnership interests where the limited partner is not "materially involved" in the media-related activities of the partnership, and minority voting stock interests in corporations where there is a single holder of more than 50% of the outstanding voting stock whose vote is sufficient to affirmatively direct the affairs of the corporation, generally do not subject their holders to attribution. The FCC's rules also specify other exceptions to these general principles for attribution. The FCC is currently evaluating whether to: (i) raise the benchmark for voting stock from five to ten percent, (ii) raise the benchmark for passive investors holding voting stock from ten to twenty percent, (iii) continue the single 50% stockholder exception, and/or (iv) attribute non-voting stock or perhaps non-voting stock interests when combined with other rights such as voting shares or contractual relationships. More recently, the FCC has solicited comment on proposed rules that would (i) treat an otherwise nonattributable ownership equity or debt interest in a licensee as an attributable interest where the interest holder is a program supplier or the owner of a broadcast station in the same market and the equity and/or debt holding is greater than a specified benchmark and (ii) in certain circumstances, treat the licensee of a broadcast station that sells advertising time on another station in the same market pursuant to a joint sales agreement as having an attributable interest in the station whose advertising is being sold.

     The Communications Act and FCC rules generally restrict ownership operation or control of, or the common holding of attributable interests in, (i) radio broadcast stations above certain limits servicing the same local market, (ii) a radio broadcast station and a television broadcast station servicing the same local market, and (iii) a radio broadcast station and a daily newspaper serving the same local market. These rules include specific signal contour overlap standards to determine compliance. Under these "cross-ownership" rules, the Company, absent waivers, would not be permitted to own a radio broadcast station and acquire an attributable interest in any daily newspaper or television broadcast station (other than a low-powered television station) in the same market where it then owned any radio broadcast station, and the Company's stockholders, officers or directors, absent a waiver, could not hold an attributable interest in a daily newspaper or television broadcast station. The FCC is currently reviewing the ban on common ownership of a radio station and a daily newspaper in the same geographic area. The FCC's rules provide for the liberal grant of a waiver of the rule prohibiting common ownership of radio and television stations in the same geographic market in the top 25 television markets if certain conditions are satisfied, and the FCC will consider waivers in other markets under more restrictive standards. The FCC is reviewing its ban on the common ownership of a radio station and a television station or newspaper including extending the policy of liberal waivers of common ownership of radio and television stations to the top 50 television markets.

     Although current FCC nationwide radio broadcast ownership rules allow one entity to own, control or hold attributable interests in an unlimited number of FM radio stations and AM radio stations nationwide, the FCC's rules limit the number of radio broadcast stations in local markets in which a single entity may own an attributable interest as follows:

o In a radio market with 45 or more commercial radio stations, a party may own, operate, or control up to 8 commercial radio stations, not more than 5 of which are in the same service (AM or FM).

o In a radio market with between 30 and 44 (inclusive) commercial radio stations, a party may own, operate, or control up to 7 commercial radio stations, not more than 4 of which are in the same service (AM or FM).

o In a radio market with between 15 and 29 (inclusive) commercial radio stations, a party may own, operate, or control up to 6 commercial radio stations, not more than 4 of which are in the same service (AM or FM).

o In a radio market with 14 or fewer commercial radio stations, a party may own, operate, or control up to 5 commercial radio stations, not more than 3 of which are in the same service (AM or FM), except that a party may not own, operate, or control more than 50 percent of the radio stations in such market.

     The FCC is currently reviewing the effect of local market ownership limitations on competition in the broadcast industry to determine if a recommendation to repeal or modify the rules should be made to Congress.

     Because of these multiple and cross-ownership rules, if a stockholder of Radio One holds an "attributable" interest in Radio One, such stockholder, officer or director may violate the FCC's rules if such person or entity also holds or acquires an attributable interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio stations and the location of those television broadcast stations or daily newspapers. If an attributable stockholder, officer or director of Radio One violates any of these ownership rules, the Company may be unable to obtain from the FCC one or more authorizations needed to conduct its radio station business and may be unable to obtain FCC consents for certain future acquisitions. As long as one person or entity holds more than 50% of the voting power of the Common Stock of the Company where the vote of such person or entity is sufficient to affirmatively direct the affairs of the Company, another stockholder, unless serving as an officer and/or director, generally would not hold an attributable interest in Radio One. As of December 31, 1997, Ms. Hughes owned approximately 54.2% of the total voting power of the Common Stock of the Company. However, if the Warrants (as defined) are exercised, Ms. Hughes ownership would be approximately 26.3% and no one person or entity would hold sufficient voting power to direct the affairs of the Company.

     Under its "cross-interest" policy, the FCC considers "meaningful" relationships among competing media outlets in the same market, even if the ownership rules do not specifically prohibit the realtionship. Under this policy, the FCC may consider significant nonattributable equity interests (including non-voting stock, voting stock, limited partnership and limited liability company interests) combined with an attributable interest in a media outlet in the same market, joint ventures or common key employees among competitors. The cross-interest policy does not necessarily prohibit all of these interests, but requires that the FCC consider whether, in a particular market, the "meaningful" relationships between competitors could have a significant adverse effect upon economic competition and program diversity. In a rule making proceeding concerning the attribution rules, the FCC has sought comment on, among other things, (i) whether the cross-interest policy should be applied only in smaller markets, and (ii) whether non-equity financial relationships such as debt, when combined with multiple business relationships, such as local marketing agreements, raise concerns under the cross-interest policy. The FCC has proposed treating joint sales arrangements, and debt or equity interests as attributable interests in certain circumstances without regard to the cross-interest policy.

     Programming and Operation. The Communications Act requires broadcasters to serve the "public interest." Since the late 1980's, the FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a radio station's community. Nevertheless, a broadcast licensee continues to be required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC will consider complaints from listeners about a broadcast station's programming when it evaluates the licensee's renewal application, but listeners' complaints also may be filed and considered at any time. Stations also must pay regulatory and application fees, and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries and technical operation (including limits on human exposure to radio frequency radiation). From time to time, complaints may be filed against the Company's radio stations alleging violations of these or other rules.

     In addition, licensees must develop and implement programs designed to promote equal employment opportunities and must submit reports to the FCC on these matters annually and in connection with each license renewal application. The FCC rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another radio station in the same broadcast service (that is, AM/AM or FM/FM). The simulcasting restriction applies if the licensee owns both radio broadcast stations or owns one and programs the other through a local marketing agreement, provided that the contours of the radio stations overlap in a certain manner. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including fines or conditions, the grant of "short" (less than the maximum eight year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

     Local Marketing Agreements. Often radio stations enter into LMAs or time brokerage agreements. These agreements take various forms. Separately owned and licensed radio stations may agree to function cooperatively in programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC's rules and policies, including the requirement that the licensee of each radio station maintain independent control over the programming and other operations of its own radio station. One type of time brokerage agreement is a programming agreement between two separately owned radio stations that serve a common service area whereby the licensee of one radio station programs substantial portions of the broadcast day of the other licensee's radio station (subject to ultimate editorial and other controls being exercised by the radio station licensee) and sells advertising time during these program segments. The FCC has held that such agreements do not violate the Communications Act as long as the licensee of the radio broadcast station that is being substantially programmed by another entity (i) remains ultimately responsible for, and maintains control over, the operation of its radio station, and (ii) otherwise ensures the radio station's compliance with applicable FCC rules and policies.

     A radio broadcast station that brokers time on another radio broadcast station or engages in a time brokerage agreement with a radio broadcast station in the same market will be considered to have an attributable ownership interest in the brokered radio station for purposes of the FCC's local ownership rules, if the time brokerage arrangement covers more than 15% of the brokered weekly broadcast hours. As a result, a radio broadcast station may not enter into a time brokerage agreement that allows it to program more than 15% of the broadcast time, on a weekly basis, of another local radio broadcast station that it could not own under the FCC's local multiple ownership rules. The FCC is considering whether it should treat as attributable multiple business arrangements among local radio stations such as joint sales accompanied by debt financing. Also, as described above, FCC rules prohibit a radio broadcast licensee from simulcasting more than 25% of its programming on another radio broadcast station in the same broadcast service (that is, AM/AM or FM/FM) where the two radio stations serve substantially the same geographic area, whether the licensee owns both radio stations or owns one radio station and programs the other through a time brokerage agreement. Thus far, the FCC has not considered what relevance, if any, a time brokerage agreement may have upon its evaluation of a licensee's performance at renewal time. On February 8, 1997, the Company entered into an LMA with the then-owner of WPHI-FM in Philadelphia. The LMA allowed the Company to program WPHI-FM 24 hours a day, seven days a week, and continued in effect until the consummation of the Philadelphia Acquisition on May 19, 1997. Radio One may enter into additional LMAs in the future.

     RF Radiation. In 1985, the FCC adopted rules regarding human exposure to levels of radio frequency ("RF") radiation. These rules require applicants for renewal of broadcast licenses or modification of existing licenses to inform the FCC at the time of filing such applications whether an existing broadcast facility would expose people to RF radiation in excess of certain guidelines. The FCC has since adopted more restrictive radiation limits which became effective October 15, 1997.

     Digital Audio Broadcasting. The FCC allocated spectrum to a new technology, digital audio broadcasting, to deliver satellite-based audio programming to a national or regional audience and issued regulations for a DAB service on March 3, 1997. DAB may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats with compact disc quality sound to local and national audiences. It is not known at this time whether this technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. In addition, applicants who applied to the FCC for authority to offer multiple channels of digital, satellite-delivered S-Band aural services that could compete with conventional terrestrial radio broadcasting participated in an auction of the spectrum reserved for DAB held in April 1997. Two licenses were awarded through the auction pursuant to which the licensees will be permitted to sell advertising and lease channels. The FCC's rules require that the service begin by 2001 and be fully operational by 2003. These satellite radio services use technology that may permit higher sound quality than is possible with conventional AM and FM terrestrial radio broadcasting.

     Recently, the FCC established a new Wireless Communications Service ("WCS") in the 2305-2320 and 2345-2360 MHZ bands (the "WCS Spectrum"). The FCC awarded licenses for the WCS Spectrum by competitive bidding using multiple round electronic auction procedures. Licensees are permitted to provide any fixed, mobile, radio location services, or digital satellite radio service using the WCS Spectrum. Implementation of DAB would provide an additional audio programming service that could compete with the Company's radio stations for listeners, but the effect upon the Company cannot be predicted.

     Low Power Radio. The FCC recently requested comments on a proposal to establish a low power radio service that would be limited to a maximum of one watt and would cover one to several square miles. The nationwide service would target "niche markets" and be supported by advertising revenue. Each low power station would be licensed to operate in a specific location referred to as a "cell". Only one AM and one FM low power station would be licensed to each cell. An entity would be able to own either the AM or the FM license in each cell although one entity could own up to five licenses nationwide. The licenses would be awarded randomly (if more than one were filed) rather than by auction. Implementation of a low power radio service would provide an additional audio programming service that could compete with the Company's radio stations for listeners, but the effect upon the Company cannot be predicted.

SUBSIDIARIES AND RELATED ENTITIES

     The FCC licenses for eight of the radio stations operated by Radio One are held by Radio One Licenses, Inc., a Delaware corporation and a wholly-owned Restricted Subsidiary of Radio One ("License Company"). License Company holds no other material assets. Radio One formed WYCB Acquisition Corporation, a Delaware corporation and a wholly-owned Unrestricted Subsidiary, to consummate the DC Acquisition, which occurred effective as of March 16, 1998. As a result of this acquisition, WYCB Acquisition Corporation acquired all of the outstanding capital stock of BHI. BHI is also an Unrestricted Subsidiary of the Company and holds the FCC license for WYCB-AM. BHI also holds the assets used in the operation of WYCB-AM. The Company may have other subsidiaries in the future. The terms "Restricted Subsidiary" and "Unrestricted Subsidiary" are defined in Radio One's Indenture.

INDUSTRY SEGMENTS

     The Company considers radio broadcasting to be its only business segment.

EMPLOYEES

     As of December 31, 1997, the Company employed 249 people, approximately 90 of whom are part-time employees. The Company's employees are not unionized. The Company has not experienced any work stoppages and believes its relations with its employees are satisfactory.

     Each radio station has its own on-air personalities and clerical staff. However, in an effort to control broadcast and corporate expenses, the Company centralizes certain radio station functions by market location. For example, the Company employs one General Manager for each of its markets who is responsible for all of the Company's radio stations located in such markets and Radio One's Vice President of Programming oversees programming for all of the Company's radio stations.

ITEM 2. PROPERTIES

-------------------------------- ------------------------ ------------------- ------------------- ------------------
                                  TYPE OF FACILITY AND     OWNED OR LEASED                        APPROXIMATE SIZE
       PROPERTY ADDRESS                    USE            (EXPIRATION DATE)         TENANT          (SQUARE FEET)
-------------------------------- ------------------------ ------------------- ------------------- ------------------
5900 Princess Garden Parkway,    Corporate Office,        Leased              Radio One, Inc.     17,175
8th Floor                        WKYS-FM, WOL-AM          (expires
Lanham, Maryland                 WMMJ-FM, Office/Studio   12/31/2011)
-------------------------------- ------------------------ ------------------- ------------------- ------------------
4001 Nebraska Avenue, N.W.       WKYS-FM                  Leased              Radio One, Inc.     Tower and
Washington, D.C.                 Transmitter/Tower        (expires                                transmitter space
                                                          11/30/2001)
-------------------------------- ------------------------ ------------------- ------------------- ------------------
62 Pierce Street, N.E.           WOL-AM, Tower            Leased              Radio One, Inc.     Tower and
Washington, D.C.                                          (expires                                transmitter space
                                                          3/31/2001)
-------------------------------- ------------------------ ------------------- ------------------- ------------------
4400 Massachusetts Avenue, N.W.  WMMJ-FM, Tower           Leased              Radio One, Inc.     Tower space (+)
Washington, D.C.                                          (expires 5/1/99)                        200
-------------------------------- ------------------------ ------------------- ------------------- ------------------
100 St. Paul Street              WWIN-AM/FM,              Leased              Radio One, Inc.     8,000
Baltimore, Maryland              WERQ-FM, WOLB-AM         (expires
                                 Office/Studio            10/31/2003)
-------------------------------- ------------------------ ------------------- ------------------- ------------------
Greenmount Avenue and 29th       WWIN-AM, Tower           Leased              Radio One, Inc.     225
Street                                                    (expires
Baltimore, Maryland                                       8/31/2001)
(Waverly Towers)
-------------------------------- ------------------------ ------------------- ------------------- ------------------
1315 W. Hamburg Street           WOLB-AM                  Leased              Radio One, Inc.     Tower and
Baltimore, Maryland              Tower                    (expires                                transmitter space
                                                          12/31/2000)
-------------------------------- ------------------------ ------------------- ------------------- ------------------
7 St. Paul Street                Satellite Dish Space     Leased              Radio One, Inc.     200
Baltimore, Maryland                                       (expires 4/22/99)
-------------------------------- ------------------------ ------------------- ------------------- ------------------
Baltimore, Maryland              Underground Duct Space   Leased              Radio One, Inc.     N/A
                                                          (automatic six
                                                          month renewals)
-------------------------------- ------------------------ ------------------- ------------------- ------------------
*100 Old York Road               WPHI-FM                  Leased              Radio One, Inc.     4,485
Jenkintown, PA                   Office/Studio            (expired 10/97)
-------------------------------- ------------------------ ------------------- ------------------- ------------------
**Domino Lane and Fowler Street  WPHI-FM                  Leased              Radio One, Inc.     Tower and
Philadelphia, PA                 Transmitter/Tower        (expired 7/96)                          transmitter space
-------------------------------- ------------------------ ------------------- ------------------- ------------------
2501 Hawkins Point Road          WWIN-FM, Tower           Owned               Radio One, Inc.     16,800
Baltimore City, Maryland
-------------------------------- ------------------------ ------------------- ------------------- ------------------
2709 Boarman Avenue              WERQ-FM, Tower           Owned               Radio One, Inc.     24,920
(4334-4338 Park Heights Ave.)
Baltimore, Maryland
-------------------------------- ------------------------ ------------------- ------------------- ------------------
1025 Vermont Avenue              WYCB-AM                  Leased              BHI                 3,100
Washington, D.C.                 Office/Studio            (expires 7/98)
-------------------------------- ------------------------ ------------------- ------------------- ------------------
Walker Mill Road                 WYCB-AM                  Leased              BHI                 Tower and
District Heights, MD             Tower                    (expires 11/99)                         transmitter space
-------------------------------- ------------------------ ------------------- ------------------- ------------------

----------
*Radio One leases office space from Old York Road, L.L.C. on a month to month basis as the lease expired October 1997. Radio One is currently negotiating with the landlord for a new lease with a five-year term.

**The City of Philadelphia leases the transmitter site to Fox Television Stations, Inc. under a Master Lease. Fox in turn subleases space on its tower to Radio One. Both the underlying Master Lease and the sublease expired in 1996. Fox timely notified the City of Philadelphia of its intent to renew and Fox was timely notified of the renewal of the sublease. The City of Philadelphia and Fox are currently negotiating a new Master Lease, including the amount of the monthly rental. Therefore, Radio One has not been able to enter into a new sublease with Fox.

     The real property owned or leased by Radio One is the subject of a security interest held pursuant to the terms of the Amended and Restated Credit Agreement (as defined).

     The Company owns substantially all of its other equipment, consisting principally of studio equipment and office equipment. The towers, antennae and other transmission equipment used by the Company's radio stations are generally in good condition, although opportunities to upgrade facilities are periodically reviewed.

     The Company believes that its facilities for its radio stations and office space in Washington, D.C., Baltimore, and Philadelphia, are generally suitable and of adequate size for its current and intended purposes other than for routine modifications and expansions which may be required from time to time but would not be expected to have a material adverse effect on the Company or the Company's financial position or performance.

ITEM 3. LEGAL PROCEEDINGS

     There are no legal proceedings pending or threatened to which the Company is a party or to which any of its properties are subject, other than routine litigation incidental to its business which either is covered by insurance or, in the opinion of management of the Company, is not expected to have a material adverse effect on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's stockholders during the fourth quarter of 1997.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     There is no established public trading market for the Class A Common Stock or Class B Common Stock of Radio One. There are 138.45 outstanding shares of Class A Common Stock of which there are three holders of record as of December 31, 1997, and there are no outstanding shares of Radio One's Class B Common Stock. 147.04 shares of Class B Common Stock are issuable upon exercise of the Amended and Restated Warrants dated May 19, 1997, issued by the Radio One (the "Warrants").

DIVIDENDS

     Radio One did not declare any dividends on its Common Stock during 1996 and 1997. Holders of shares of Common Stock are entitled to receive such dividends as may be declared by Radio One's board of directors out of funds available for such purpose to the extent not restricted by the terms of the Indenture, the Preferred Stockholders' Agreement (as defined), and the Amended and Restated Credit Agreement (as defined). The payment of dividends is currently restricted by the Amended and Restated Credit Agreement, the Indenture, and the Preferred Stockholders' Agreement dated May 14, 1997 (the "Preferred Stockholders' Agreement"), among Catherine L. Hughes, Alfred C. Liggins, III, Jerry A. Moore III, Alta Subordinated Debt Partners III, L.P. ("Alta"), BancBoston Investments, Inc. ("BancBoston"), Syncom Capital Corporation ("Syncom"), Alliance Enterprise Corporation ("Alliance"), Greater Philadelphia Venture Capital Corporation, Inc. (whose interest was subsequently purchased by Mr. Liggins) ("Greater
Philadelphia"), Opportunity Capital Corporation ("Opportunity"), Capital Dimensions Venture Fund, Inc. ("Capital"), TSG Ventures L.P. ("TSG"), and Fulcrum Venture Capital Corporation ("Fulcrum"), and Grant Wilson ("Wilson") (collectively, such persons other than Ms. Hughes and Messrs. Liggins and Moore, are referenced to as the "Stockholders").

RECENT SALES OF UNREGISTERED SECURITIES

     The Company has issued the following securities pursuant to offerings exempt from registration under Section 4(2) of the Securities Act:

     On June 6, 1995, Radio One issued subordinated promissory notes due in the year 2003 in the principal amount of $17.0 million (the "2003 Notes") to the Stockholders. In connection with the issuance of the 2003 Notes, Radio One also issued (a) warrants to purchase an aggregate of 50.93 shares of Radio One's Common Stock for an exercise price of $100 per share to Alta, BancBoston and Wilson. Concurrently with this transaction, the Stockholders (other than Alta, BancBoston and Wilson) exchanged all of their warrants to acquire shares of Radio One's Common Stock for cash and a note in the aggregate amount of approximately $6.6 million and new warrants to acquire up to 96.11 shares of Common Stock of Radio One for an exercise price per share of $100. All of these warrants were exchanged on May 19, 1997 for the Warrants.

     On May 19, 1997, Radio One issued an aggregate amount of 84,843.03 shares of Series A 15% Senior Cumulative Exchangeable Redeemable Preferred Stock (the "Series A Preferred Stock") to Syncom, Alliance, Greater Philadelphia, Opportunity, Capital, TSG and Fulcrum in exchange for all of their 2003 Notes.

     On May 19, 1997, Radio One issued an aggregate amount of 124,467.10 shares of Series B 15% Senior Cumulative Exchangeable Redeemable Preferred Stock (the "Series B Preferred Stock") to Alta, BancBoston and Wilson in exchange for all of their 2003 Notes.

     On May 19, 1997, Radio One issued approximately $85.5 million aggregate principal amount of 12% Senior Subordinated Notes due 2004 to certain "qualified institutional buyers" as defined by Rule 144A under the Securities Act.

     On June 6, 1995  Alfred C.  Liggins,  III  exercised  an option to purchase
57.45 shares of Radio One Common Stock pursuant to a stock option granted to Mr. Liggins.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table contains selected historical consolidated information with respect to the Company. The selected historical consolidated financial data for the fiscal years ended December 26, 1993, December 25, 1994, and December 31, 1995, 1996 and 1997 have been derived from the Company's audited Consolidated Financial Statements (dollars in thousands). The Consolidated Financial Statements for the years ended December 31, 1995, 1996 and 1997 are included elsewhere in this Form 10-K.

         The information below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements included elsewhere in this Form 10-K.

                                                              Fiscal Years Ended
                                                         December 26,     December 25,     Fiscal Years Ended December 31,
                                                              1993             1994        1995         1996          1997
                                                            --------      --------      --------      --------      --------
Net broadcast revenues .................................    $ 11,638      $ 15,541      $ 21,455      $ 23,702      $ 32,367

Operating Expenses:
    Station operating expenses .........................       6,972         8,506        11,736        13,927        18,848
    Corporate expenses .................................         683         1,128         1,995         1,793         2,155
    Depreciation and amortization ......................       1,756         2,027         3,912         4,262         5,828
                                                            --------      --------      --------      --------      --------
Total operating expenses ...............................       9,411        11,661        17,643        19,982        26,831

Broadcast operating income .............................       2,227         3,880         3,812         3,720         5,536

Interest expense,  including  amortization of deferred
financing costs and debt discount expense ..............      1,983         2,665         5,289         7,252         8,910

Other income (expense) .................................        --              38            89           (77)          415
                                                            --------      --------      --------      --------      --------

Income (loss) before provision for income taxes
    and extraordinary item .............................         244         1,253        (1,388)       (3,609)       (2,959)

Provision for income taxes .............................          92            30          --            --            --
                                                            --------      --------      --------      --------      --------

Income (loss) before extraordinary item ................         152         1,223        (1,388)       (3,609)       (2,959)

Extraordinary item (loss on early retirement of debt)            138          --             468          --           1,985
                                                            --------      --------      --------      --------      --------

Net income (loss) ......................................    $     14      $  1,223      $ (1,856)     $ (3,609)     $ (4,944)
                                                            ========      ========      ========      ========      ========


OTHER DATA:

    Broadcast cash flow (a) ............................    $  4,666      $  7,035      $  9,719      $  9,775      $ 13,519
    Broadcast cash flow margin .........................        40.1%         45.3%         45.3%         41.2%         41.8%
    EBITDA (b) .........................................    $  3,983      $  5,907      $  7,724      $  7,982      $ 11,364
    EBITDA margin ......................................        34.2%         38.0%         36.0%         33.7%         35.1%
    Capital expenditures ...............................    $    212      $    639      $    224      $    251      $  2,053


BALANCE SHEET DATA:

    Cash and cash equivalents ..........................    $  1,110      $  1,417      $  2,703      $  1,708      $  8,500
    Total assets .......................................      20,660        20,566        55,894        51,777        79,225
    Total debt .........................................      24,709        23,049        64,585        64,939        74,954
    Senior Cumulative Redeemable Preferred
    Stock ..............................................        --            --            --            --          22,968
    Total stockholders' equity (deficit) ...............    $ (5,498)     $ (4,367)     $(11,394)     $(15,003)     $(21,984)

(a) "Broadcast cash flow" is defined as broadcast operating income plus corporate expenses and depreciation and amortization of both tangible and intangible assets. The Company has presented broadcast cash flow data, which the Company believes is comparable to the data provided by other companies in the radio broadcasting industry, and is commonly used as a measure of performance for broadcast companies. Broadcast cash flow does not purport to represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flow, is not a measure of financial performance under generally accepted accounting principles and should not be considered in isolation or as a substitute for operating income, cash flows from operating activities or any other measure for determining the Company's financial performance or liquidity which is calculated in accordance with generally accepted accounting principles.

(b)  "EBITDA"  is  defined  as  operating   income   before   depreciation   and
     amortization.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with "Selected Financial Data" and the Financial Statements and the notes thereto included elsewhere in this Form 10-K.

INTRODUCTION

     The Company currently owns and operates nine radio stations in three major markets within the United States. During 1997, WYCB Acquisition Corporation, an Unrestricted Subsidiary of Radio One, entered into a definitive agreement to acquire all of the outstanding capital stock of BHI, owner of WYCB-AM in Washington, D.C., for approximately $3.75 million. This transaction was consummated effective as of March 16, 1998. Also during 1997, Radio One entered into a definitive agreement to acquire all of the outstanding capital stock of Bell Broadcasting Company, owner and operator of two radio stations in the Detroit, Michigan market and one radio station elsewhere in the state of Michigan, for approximately $34.2 million in cash plus the cost of certain improvements to the radio stations. Radio One expects to consummate this transaction before the end of the third quarter of 1998 which may require the purchase of up to four one month extensions, each extension to cost $150,000.

     The operating revenues of the Company are derived from local and national advertisers and, to a much lesser extent, ticket revenue related to special events sponsored by the Company throughout the year as well as a management fee earned for providing corporate services to Radio One of Atlanta, Inc., an affiliate of the Company. The Company's primary operating expenses involved in owning, operating and programming its radio stations are commissions on revenues, employee salaries, and advertising and promotions expenses. Amortization and depreciation of costs associated with the acquisition of the stations and interest carrying charges are significant factors in determining the Company's overall profitability.

     The primary source of the Company's revenue is the sale of broadcasting time on its radio stations for advertising. The Company's significant broadcast expenses are employee salaries and commissions, programming expenses, advertising and promotion expenses, rental of premises for studios and rental of transmission tower space and music license royalty fees. The Company strives to control these expenses by centralizing certain functions such as finance and accounting, and the overall programming management function as well as using its multiple stations, market presence and purchasing power to negotiate favorable rates with certain vendors and national representative selling agencies.

     The Company's revenues are affected primarily by the advertising rates the Company's radio stations are able to charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on (i) a radio station's audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports (and to a lesser extent, by monthly reports) by Arbitron, (ii) the number of radio stations in the market competing for the same demographic groups and (iii) the supply of and demand for radio advertising time. Advertising rates are generally highest during morning and afternoon commuting hours. Most of the Company's revenues are generated from local advertising, which is sold by each radio station's sales staff.

     The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net revenues and broadcast cash flow (i.e., net revenue less station operating expenses), although broadcast cash flow is not a measure utilized under generally accepted accounting principles. Broadcast cash flow should not be considered in isolation from, nor as a substitute for, operating income, net income, cash flow, or other consolidated income or cash flow statement data computed in accordance with generally accepted accounting principles, nor as a measure of the Company's profitability or liquidity. Despite its limitations, broadcast cash flow is widely used in the broadcasting industry as a measure of a company's operating performance because it provides a meaningful measure of comparative radio station performance, without regard to items such as depreciation and amortization (which can vary depending upon accounting methods and the book value of assets, particularly in the case of acquisitions) and corporate expenses.

     Radio One's operating results in any period may be affected by advertising and promotion expenses that do not produce commensurate revenues in the period in which such expenses are incurred. The Company generally incurs advertising and promotion expenses in order to increase listenership and Arbitron ratings. Increased advertising revenue may wholly or partially lag behind the incurrence of such advertising and promotion expenses because Arbitron only reports complete ratings information on a quarterly basis.

     From 1993 to the present, Radio One acquired three radio stations. Most recently, Radio One acquired WPHI-FM, a radio station in Philadelphia, Pennsylvania on May 19, 1997 for approximately $20.0 million, and, effective March 16, 1998, acquired WYCB-AM, a radio station located in Washington, D.C., for approximately $3.75 million. During the most recent five fiscal years, other than the acquisition of WPHI-FM and WYCB-AM, Radio One completed one acquisition, which was its acquisition in June 1995 of WKYS-FM, a radio station located in Washington, D.C., for total consideration of approximately $34.4 million. The results of operations for WPHI-FM for approximately 11 months of fiscal year 1997 and for WKYS-FM for the second half of fiscal year 1995 and for fiscal years 1996 and 1997 are included in the Consolidated Financial Statements of the Company included elsewhere in this Form 10-K. The discussion below concerning results of operations reflects the operations of radio stations owned and/or operated by the Company during the periods presented and therefore does not include the pro forma results related to WYCB-AM or any other acquisitions. As a result of the acquisition of WKYS-FM in June 1995, and WPHI-FM in May 1997 (with the LMA for this station beginning in February 1997) the Company's historical financial data prior to such times are not directly comparable to the Company's historical financial data subsequent thereto.

                        RADIO ONE, INC. AND SUBSIDIARIES

                              RESULTS OF OPERATIONS

     The following table sets forth certain operating data of the Company for the fiscal years ended December 31, 1995, 1996 and 1997 (dollars in thousands):

STATEMENT OF OPERATIONS DATA:
(dollars in 000s)

                                                                             1995         1996          1997
                                                                             ----         ----          ----
      Net broadcast revenues ...........................................   $ 21,455     $ 23,702     $ 32,367
      Operating expenses excluding depreciation and amortization .......     13,731       15,720       21,003
      Depreciation and amortization ....................................      3,912        4,262        5,828
                                                                           --------     --------     --------
      Broadcast operating income .......................................      3,812        3,720        5,536
      Interest expense,  including  amortization of deferred
        financing costs and debt discount expense ......................      5,289        7,252        8,910
      Other income (expense), net ......................................         89          (77)         415
                                                                           --------     --------     --------
      Income (loss) before provision for income taxes ..................     (1,388)      (3,609)      (2,959)
      Provision for income taxes .......................................       --           --           --
                                                                           --------     --------     --------
      Income (loss) before extraordinary item ..........................     (1,388)      (3,609)      (2,959)
      Extraordinary item ...............................................        468         --          1,985
                                                                           --------     --------     --------
      Net loss .........................................................   $ (1,856)    $ (3,609)    $ (4,944)
                                                                           ========     ========     ========
      Broadcast cash flow ..............................................   $  9,719     $  9,775     $ 13,519
      Broadcast cash flow margin .......................................       45.3%        41.2%        41.8%
      EBITDA ...........................................................   $  7,724     $  7,982     $ 11,364
      EBITDA margin ....................................................       36.0%        33.7%        35.1%
      Corporate expenses ...............................................   $  1,995     $  1,793     $  2,155

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996

     Net broadcast revenues increased to approximately $32.4 million for the fiscal year ended December 31, 1997 from approximately $23.7 million for the fiscal year ended December 31, 1996 or 36.7%. This increase in net broadcast revenues was primarily the result of significant broadcast revenue growth in the Company's Washington, D.C. and Baltimore, markets as the Company benefited from ratings increases at its larger radio stations as well as market industry growth. Additional revenue gains were derived from the LMA of and, subsequently, the Company's acquisition of, radio station WPHI-FM in Philadelphia in early 1997.

     Operating expenses excluding depreciation and amortization increased to approximately $21.0 million for the fiscal year ended December 31, 1997 from approximately $15.7 million for the fiscal year ended December 31, 1996 or 33.8%. This increase in expenses was due to higher sales, programming and administrative costs associated with the significant revenue growth and ratings gains experienced by the Company's radio stations and increased overhead expenses related to the overall growth experienced by the Company in the last year. Additionally, disproportionately higher expenses relative to revenues at the Philadelphia radio station acquired in 1997 caused the operating expenses of the Company to be higher in 1997 relative to 1996's level.

     Broadcast cash flow increased to approximately $13.5 million for the fiscal year ended December 31, 1997 from approximately $9.8 million for the fiscal year ended December 31, 1996 or 37.8%. This increase was attributable to the increases in broadcast revenues partially offset by higher operating expenses. The broadcast cash flow margin increased to 41.8% from 41.2% due to the Company's growth in revenues relative to expenses.

     Corporate expenses increased to approximately $2.2 million for the fiscal year ended December 31, 1997 from approximately $1.8 million for the fiscal year ended December 31, 1996 or 22.2%. This increase was due primarily to growth in the corporate staff in conjunction with the Company's overall expansion as well as higher costs associated with the Company's 1997 high yield bond offering and the costs associated with the Company's public reporting requirements.

     Broadcast operating income increased to approximately $5.5 million for the fiscal year ended December 31, 1997 from approximately $3.7 million for the fiscal year ended December 31, 1996 or 48.6%. This increase was attributable to the increases in broadcast revenues partially offset by higher operating expenses and higher depreciation and amortization expenses as well as start-up losses earlier in 1997 related to the acquisition of WPHI-FM.

     Interest expense increased to approximately $8.9 million for the fiscal year ended December 31, 1997 from approximately $7.3 million for the fiscal year ended December 31, 1996 or 21.9%. This increase related primarily to the May 19, 1997 issuance of the Company's $85.5 million in 12% Senior Subordinated Notes Due 2004 and the associated retirement of the Company's $45.6 million bank credit facility at that time.

     Other income increased to approximately $415,000 for the fiscal year ended December 31, 1997 from approximately ($77,000) for the fiscal year ended December 31, 1996. This increase was primarily attributable to higher interest income due to higher cash balances associated with the Company's cash flow growth and capital raised in the Company's high yield debt offering.

     Loss before provision for income taxes and extraordinary item decreased to approximately $3.0 million for the fiscal year ended December 31, 1997 from approximately $3.6 million for the fiscal year ended December 31, 1996 or 16.7%. The decrease was due to higher operating and other income partially offset by higher interest expense associated with the Company's high yield debt offering.

     Net loss increased to approximately $4.9 million for the fiscal year ended December 31, 1997 from approximately $3.6 million for the fiscal year ended December 31, 1996 or 36.1%. This increase was due to an approximately $2.0 million loss on the early retirement of the indebtedness under the Company's bank credit facility with the proceeds from the Company's high yield debt offering as well as the conversion of the Company's then outstanding subordinated debt into Series A Preferred Stock and Series B Preferred Stock.

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995

     Net broadcast revenues increased to approximately $23.7 million for the fiscal year ended December 31, 1996 from approximately $21.5 million for the fiscal year ended December 31, 1995 or 10.2%. This increase was primarily attributable to gains in both the Company's Washington, D.C. and Baltimore operations. Net broadcast revenues in Washington, D.C. increased to $14.3 million from $12.7 million or 12.1%, due to the impact of a full year of advertising revenue for WKYS-FM which was acquired in June 1995, offset by an 8.2% revenue decline to approximately $8.2 million from approximately $8.9 million for the WMMJ-FM/WOL-AM combination. Subsequent to the acquisition of WKYS-FM in 1995 and for most of 1996, high turnover among the sales staff relating to the integration of the existing and acquired sales staffs and a flat Washington, D.C. radio market led to lower than expected advertising revenues. However, by July 1996, Radio One hired three highly experienced sales managers who contributed to the improvement in the Company's performance, as reflected in the Company's improving revenues in the fourth quarter of 1996. In Baltimore, net broadcast revenue increased to approximately $9.4 million from approximately $8.8 million or 6.8%. This increase was due primarily to a 4.9% increase to approximately $4.3 million from approximately $4.1 million at the Company's WWIN-FM/WWIN-AM combination and an 11.9% increase to approximately $4.8 million from approximately $4.3 million at the Company's WOLB-AM/WERQ-FM combination, as both radio station combinations benefited from increasing ratings through much of the year.

     Operating expenses excluding depreciation and amortization increased to approximately $13.9 million for the fiscal year ended December 31, 1996 from approximately $11.7 million for the fiscal year ended December 31, 1995 or 18.8%. This increase resulted from greater operating expenses due to the acquisition and integration of WKYS-FM, and higher marketing and promotion expenses for all three of the Company's radio stations in the market. Additionally, in conjunction with the reorganization of the Company's Washington, D.C. operations following the acquisition of WKYS-FM, the Company hired three highly experienced sales managers in Washington, D.C. as well as a prominent on-air personality for its morning program on WKYS-FM which positively impacted the Company's revenues and ratings beginning late in the fourth quarter of 1996. In the Company's Baltimore operations, station operating expenses increased as a result of the addition of a new high-profile on-air personality for one of the Baltimore radio station's morning shows offset by effective expense management. The relatively smaller increase in station operating expenses in Baltimore helped mitigate the overall impact of higher station operating expenses in Washington, D.C.

     Broadcast cash flow increased to approximately $9.8 million for the fiscal year ended December 31, 1996 from approximately $9.7 million for the fiscal year ended December 31, 1995 or 1.0% due to higher revenues offset by higher operating expenses as outlined above. The broadcast cash flow margin decreased to 41.2% from 45.3% due to the factors noted above.

     Corporate expenses decreased to approximately $1.8 million for the fiscal year ended December 31, 1996 from approximately $2.0 million for the fiscal year ended December 31, 1995 or 10.0%. This decrease was due to a $778,000 non-cash compensation expense incurred during the fiscal year ended December 31, 1995 related to the grant of a stock option to Mr. Liggins to purchase 63.16 shares of the Company's Common Stock, 57.45 shares of which vested in fiscal 1995. This decrease was partially offset by higher legal and professional expenses during the fiscal year ended December 31, 1996, as well as expenses associated with the potential acquisition of various radio stations.

     Broadcast operating income decreased to approximately $3.7 million of the Company for the fiscal year ended December 31, 1996 from approximately $3.8 million for the fiscal year ended December 31, 1995 or 2.6% as a result of the factors noted above as well as an increase in depreciation and amortization expense associated with the inclusion of WKYS-FM in Company's financial statements for the full year.

     Interest expense increased to approximately $7.3 million for the fiscal year ended December 31, 1996 from approximately $5.3 million for the fiscal year ended December 31, 1995 or 37.7%, as the higher debt levels associated with the acquisition of WKYS-FM impacted the Company's financial statements for a full year.

     Other expenses increased to approximately $77,000 for the fiscal year ended December 31, 1996 from approximately ($89,000) for the fiscal year ended December 31, 1995 due to higher interest income associated with higher cash flow and higher average cash balances more than offset by a loss on the disposal of leasehold improvements associated with the Company's move to its new facilities in Lanham, Maryland in 1997 as well as the payment of various corporate back taxes.

     Net loss increased to approximately $3.6 million for the fiscal year ended December 31, 1996 from approximately $1.9 million for the fiscal year ended December 31, 1995 or 89.5% due to lower operating income and higher interest expense.

LIQUIDITY AND CAPITAL RESOURCES

     As of December 31, 1997, the capital structure of the Company consists of the Company's outstanding long-term debt and stockholders' equity. The stockholders' equity consists of common stock, additional paid-in capital and accumulated deficit. The Company's balance of cash and cash equivalents was approximately $8.5 million at December 31, 1997. The Company's increase in cash to approximately $8.5 million at December 31, 1997 from approximately $1.7 million at December 31, 1996 resulted primarily from excess proceeds from the Company's high yield debt offering in 1997 as well as cash from operations. In addition, the Company has placed $2.0 million in a non-refundable escrow account to be utilized in the consummation of the Bell Acquisition expected to occur before the end of the third fiscal quarter of 1998. The balance of the expected payment required to complete this acquisition will come from the Company's free cash balances as well as proceeds from a debt or equity offering to be completed prior to the consummation of the acquisition. As of December 31, 1997 approximately $7.5 million was available under the Company's $7.5 million bank credit facility (the "Amended and Restated Credit Agreement").

     In general, the Company's primary source of liquidity is cash provided by operations and, to the extent necessary, on undrawn commitments available under the Amended and Restated Credit Agreement. The Company's ability to borrow in excess of the commitments set forth in the Amended and Restated Credit Agreement is limited by the terms of the Indenture and the Preferred Stockholders' Agreement. Additionally, such terms place restrictions on the Company with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests among other things.

     Net cash  provided  by the  Company's  operating  activities  increased  to approximately $4.9 million for the fiscal year ended December 31, 1997 from approximately $2.6 million for the fiscal year ended December 31, 1996 or 88.5%. This increase was due to higher non-cash charges in excess of an increase in the net loss. In addition, the Company experienced higher working capital requirements associated with the Company's growth during the year.

     Net  cash  used  in  the  Company's  investing   activities   increased  to
approximately $23.2 million for the fiscal year ended December 31, 1997 from approximately $1.3 million for the fiscal year ended December 31, 1996 or 1,685%. This increase was due primarily to the acquisition of WPHI-FM on May 19, 1997 as well as the expenditures associated with building new studios for the Company's Washington, D.C.-based radio stations and new corporate offices in the same location.

     Cash provided by the Company's financing activities increased to approximately $25.1 million for the fiscal year ended December 31, 1997 from approximately ($2.4) million for the fiscal year ended December 31, 1996. The increase was due primarily to the high yield bond financing completed by the Company on May 19, 1997, partially offset by the retirement of debt under the Company's commercial bank loan facility with the proceeds from the high yield offering. During fiscal year ended December 31, 1996, the Company made principal payments on its commercial bank loan facility of approximately $2.4 million, leading to the negative cash provided by the Company's financing activities for the fiscal year ended December 31, 1996.

     The Company continuously reviews, and is currently reviewing, opportunities to acquire additional radio stations, primarily in the top-30 African-American markets. As of the date hereof, other than the Bell Acquisition, the Company has no written or oral understandings, letters of intent or contracts to acquire radio stations. The Company anticipates that any future radio station acquisitions would be financed through funds generated from operations, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination thereof. However, there can be no assurance that any such financing, if available, will be available on favorable terms.

     In connection with the consummation of the Radio One's high yield debt offering on May 19, 1997, the S Corporation status of Radio One was terminated. Generally, a corporation operating as a C corporation may carry forward for fifteen years (this period of time would include any years during which Radio One was an S corporation) an accumulated net operating loss ("NOL") incurred in any taxable year during which it was a C corporation to offset taxable income in a future year or years. There can be no assurance that Radio One will be able to use its accumulated NOLs in future tax years. After giving effect to the termination of the S Corporation status of the Company, Radio One had an NOL carryforward for U.S. Federal income tax purposes of approximately $5.1 million, as of December 31, 1997.

     Management believes that, based on current levels of operations and anticipated internal growth, cash flow from operations together with other available sources of funds will be adequate for the foreseeable future to make required payments of interest on the Company's indebtedness, to fund anticipated capital expenditures and working capital requirements and to enable the Company to comply with the terms of its debt agreements. The ability of the Company to meet its debt service obligations and reduce its total debt, and the Company's ability to refinance the Notes, at or prior to their scheduled maturity date in 2004, and redeem the Series A Preferred Stock and Series B Preferred Stock on or before their maturity date of 2005, will depend upon the future performance of the Company which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond the Company's control.

YEAR 2000 COMPLIANCE

     The Company is currently in the process of evaluating its information technology infrastructure for the Year 2000 compliance. The Company does not expect that the cost to modify its information technology infrastructure to be Year 2000 compliant will be material to its financial condition or results of operations. The Company does not anticipate any material disruption to its operations as a result of any failure by the Company to be in compliance. The Company has evaluated the Year 2000 compliance status of its major suppliers of technology-based systems and determined that there is no indication that the Company will experience any material disruption to its operations as a result of any failure by the Company's suppliers to be in Year 2000 compliance. In the event that any of these suppliers prove to have not successfully and timely achieved Year 2000 compliance, the Company does not expect its financial condition or results of operations to be adversely effected in any material way.

SEASONALITY

     The Company's results usually are subject to seasonal fluctuations, which result in third and fourth fiscal quarter broadcast operating income usually being greater than first and second fiscal quarter broadcast operating income with the first fiscal quarter having the lowest level of broadcast operating income than any of the other three fiscal quarters.

CERTAIN RELEVANT FACTORS

     Under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, forward looking statements, such as earnings projections, are protected from liability as long as they are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from projected results. The Company wishes to caution readers that the following important factors, among others, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company whether contained herein, in other documents subsequently filed by the Company with the SEC, or in oral statements:

     o    Changes in national and regional economies;
     o    Successful integration of acquired radio stations;
     o    Pricing fluctuations in local and national advertising;
     o    Volatility in programming costs;
     o    Significant leverage and debt service;
     o    Dependence on key personnel;
     o    Increased competition;
     o    Increased regulation.


ITEM 7A. QUANTITATIVE AND QUALITATIVE CLOSURE ABOUT MARKET RISK

     The Company has no quantitative or qualitative market risk to report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Consolidated financial statements of Radio One meeting the requirements of Regulation S-X are filed on Pages F-1 to F-17. Supplementary financial data are filed on pages S-1 to and in Exhibit 12.

ITEM 9.  CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         NONE

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The current executive officers and directors of Radio One, as well as additional information with respect to those persons, are set forth in the table below. All directors serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation or removal. Radio One has chosen not to enter into employment agreements with any of the named executive officers of Radio One at this time. As of March 1, 1998, the executive officers and directors of Radio One are:

                NAME                  AGE    POSITION
----------------------------------    ---    ----------------------------------------------------
Catherine L. Hughes(a) ...........    50     Chairperson of the Board and Director
Alfred C. Liggins, III(a) ........    33     Chief Executive Officer, President and Director
Scott R. Royster .................    33     Executive Vice President and Chief Financial Officer
Terry L. Jones(b) ................    51     Director
Brian W. McNeill(b) ..............    42     Director
P. Richard Zitelman(b) ...........    42     Director

----------
(a)  Mr. Alfred C. Liggins, III is the son of Ms. Catherine L. Hughes.
(b)  Member of the Audit and Compensation Committees.

     Ms. Hughes has been Chairperson of the Board, Secretary and a Director of Radio One since 1980, and was Chief Executive Officer of Radio One from 1980 to 1997. She was one of the founders of Radio One's predecessor in 1980. Since 1980, Ms. Hughes has worked in various capacities for Radio One including President, General Manager, General Sales Manager and talk show host. She began her career in radio as the General Sales Manager of WHUR-FM, the Howard University-owned, urban-contemporary radio station located in Washington, D.C.

     Mr. Liggins has been Chief Executive Officer since 1997, and President, Treasurer and a Director of Radio One since 1989. Mr. Liggins joined the Company in 1985 as an Account Manager at WOL-AM. In 1987 he was promoted to General Sales Manager and promoted again in 1988 to General Manager overseeing the Company's Washington, D.C. operations. In 1989, Mr. Liggins became President of Radio One and engineered the Company's expansion into other markets. Mr. Liggins is a 1995 graduate of the Wharton School of Business/Executive M.B.A. Program.

     Mr. Royster has been Executive Vice President of Radio One since 1997 and Chief Financial Officer of Radio One since 1996. Prior to joining Radio One, he served as an independent consultant to Radio One. From 1995 to 1996, Mr. Royster was a principal at TSG Capital Group, LLC, a private equity investment firm located in Stamford, Connecticut, which has been an investor in Radio One since 1987. Mr. Royster has also served as an associate and later a principal at Capital Resource Partners from 1992 to 1995, a private capital investment firm in Boston, Massachusetts, and as an analyst at Chemical Banking Corporation (now Chase Banking Corporation) and a Senior Analyst at Chemical Venture Partners (now Chase Venture Partners) from 1987 to 1990. Mr. Royster is a 1987 graduate of Duke University and a 1992 graduate of Harvard Business School.

     Mr. Jones has been a director of Radio One since 1995. Since 1990, Mr. Jones has been President of Syndicated Communications, Inc. ("Syncom I"), a communications venture capital investment company, and its wholly owned subsidiary, Syncom. He joined Syncom I in 1978 as a Vice President. Mr. Jones serves in various capacities, including director, president, general partner and vice president, for various other entities affiliated with Syncom I. He also serves on the board of directors of the National Association of Investment Companies, Delta Capital Corporation, Sun Delta Capital Access Center and the Southern African Enterprise Development Fund. Mr. Jones earned a B.S. degree from Trinity College, an M.S. from George Washington University and an M.B.A. from Harvard Business School.

     Mr. McNeill has been a director of Radio One since 1995. Since 1986, Mr. McNeill has been a General Partner of Burr, Egan, Deleage & Co., a private
equity  firm  which  specializes  in  investments  in  the   communications
and technology industries. He has served as a director in many radio and television broadcasting companies such as Tichenor Media Systems, OmniAmerica Group, Panache Broadcasting and Shockley Communications. From 1979 to 1986, he worked at the Bank of Boston where he started and managed that institution's broadcast lending group. Mr. McNeill is a graduate of Holy Cross College and has earned an M.B.A. from the Amos Tuck School at Dartmouth College.

     Mr. Zitelman has been a director of Radio One since 1995. Since 1985, Mr. Zitelman has been the President and sole principal of the Zitelman Group, Inc., a consulting firm. Since 1984, Mr. Zitelman has been involved in the ownership and financial oversight of various radio stations. Mr. Zitelman is currently a principal of Spring Broadcasting, L.L.C. which owns and operates nine radio stations in four markets. From 1985 to 1994, Mr. Zitelman was a principal of Media Capital, Inc., which invested in, operated and later sold various radio stations. Mr. Zitelman is a Certified Public Accountant and earned a B.S. from the Wharton School of Business at the University of Pennsylvania.

COMMITTEES OF THE BOARD OF DIRECTORS

     Radio One has formed an Audit Committee and a Compensation Committee of the board of directors of Radio One, and all of the directors serving on such Audit Committee and Compensation Committee are directors who are not employees of Radio One.

ITEM 11.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

COMPENSATION OF DIRECTORS

     Non-officer directors of Radio One are reimbursed for all out-of-pocket expenses related to meetings attended. Non-officer directors receive no additional compensation for their services as directors of Radio One, except for Mr. Zitelman, whose consulting firm bills Radio One for the time he spends attending board meetings at his standard hourly consulting rate. Mr. Zitelman, through his consulting firm, received a fee for consulting services rendered in connection with the acquisition of station WPHI-FM. Officers of Radio One who serve as directors do not receive compensation for their services as directors other than the compensation they receive as officers of Radio One.

EXECUTIVE COMPENSATION

     The following information relates to compensation of Radio One's Chief Executive Officer and each of its other executive officers of Radio One as to whom the total annual salary and bonus exceeded $100,000 (the "Named Executives") during the fiscal years ended December 31, 1997, 1996 and 1995 (as applicable):

SUMMARY COMPENSATION TABLE

                                                            ANNUAL COMPENSATION
                                            -----------------------------------------------------
                                                                                       ALL OTHER
NAME AND PRINCIPAL POSITIONS                 YEAR         SALARY          BONUS      COMPENSATION
-------------------------------             ------      ----------      ---------    -------------
Catherine L. Hughes,
Chairperson of the Board and Secretary....   1997        $193,269         $50,000      $  3,050
                                             1996         150,000          31,477         2,161
                                             1995         150,000              --         2,604
Alfred C. Liggins, III,
Chief Executive Officer,  President and
Treasurer.................................   1997        $193,269         $50,000      $  3,125
                                             1996         150,000             --          3,091
                                             1995         150,000             --          3,124
Scott R. Royster,
Executive Vice President and
Chief Financial Officer...................   1997        $148,077         $25,000            --
                                             1996          55,577(a)          --             --

----------
(a) Mr. Royster provided consulting services to Radio One in July 1996 and joined Radio One as a full-time employee in August 1996. Disclosed compensation represents consulting fees received by Mr. Royster and the portion of his $125,000 annual salary paid during 1996.

     Ms. Catherine L. Hughes is Radio One's Chairperson of the Board. Effective May 26, 1997 for the remainder of the fiscal year ended December 31, 1997, Radio One paid Ms. Hughes an annual salary of $225,000 and reimbursed her in the aggregate amount of $3,050 for various expenses incurred by Ms. Hughes, which represents additional compensation. Additionally, during 1997, a performance bonus of $50,000 (which is scheduled to be paid during the first half of 1998) was earned by Ms. Hughes. In 1998, Radio One anticipates Ms. Hughes continuing to serve as Radio One's Chairperson of the Board with an annual base compensation of $225,000, subject to an annual increase and an annual bonus at the discretion of Radio One's board of directors.

     Mr. Alfred C. Liggins, III is Radio One's Chief Executive Officer and President. Effective May 26, 1997 for the remainder of the fiscal year ended December 31, 1997, Radio One paid Mr. Liggins an annual salary of $225,000 and reimbursed him in the aggregate amount of $3,125 for various expenses incurred by Mr. Liggins which represents additional compensation. Additionally, during 1997, a performance bonus of $50,000 (which is scheduled to be paid during the first half of 1998) was earned by Mr. Liggins. In 1998, Radio One anticipates Mr. Liggins continuing to serve as Radio One's Chief Executive Officer and President with an annual base compensation of $225,000, subject to an annual increase and an annual bonus at the discretion of Radio One's board of directors.

     Mr. Scott R. Royster is Radio One's Executive Vice President and Chief Financial Officer. Effective May 26, 1997 for the remainder of the fiscal year ended December 31, 1997, Radio One paid Mr. Royster an annual salary of $165,000. Additionally, during 1997, a performance bonus of $25,000 (which was paid during the first quarter of 1998) was earned by Mr. Royster. In 1998, Radio One anticipates Mr. Royster continuing to serve as Radio One's Executive Vice President and Chief Financial Officer with an annual base compensation of $165,000, subject to an annual increase and an annual bonus at the discretion of management.

     Ms. Mary Catherine Sneed joined Radio One effective January 1, 1998, as Chief Operating Officer of Radio One. Ms. Sneed's annual base compensation is $200,000 subject to an annual increase and an annual bonus payable at the discretion of management.

     Ms. Linda J. Eckard joined Radio One effective January 21, 1998, as its General Counsel. Ms. Eckard's annual base compensation is $150,000 subject to an annual increase and an annual bonus payable at the discretion of management.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As of March 10, 1998, Radio One's authorized capital stock consists of (i) 2,000 authorized shares of Common Stock, $.01 par value (the "Common Stock"), which consists of (a) 1,000 shares of Class A Common Stock (the "Class A Common Stock"), of which 138.45 shares are issued and outstanding, and (b) 1,000 shares of Class B Common Stock the ("Class B Common Stock"), of which no shares are issued and outstanding and (ii) 250,000 authorized shares of Senior Preferred Stock, which consists of (a) 140,000 shares of Series A 15% Cumulative Exchangeable Redeemable Preferred Stock, $.01 par value, of which 84,843.03 shares are issued and outstanding, and (b) 150,000 shares of Series B 15% Cumulative Exchangeable Redeemable Preferred Stock, $.01 par value (Series B Preferred Stock and together with the Series A Preferred Stock, the "Senior Preferred Stock"), of which 124,467.10 shares are issued and outstanding. There is no established trading market for the Common Stock or the Senior Preferred Stock.

     The following table sets forth as of the date hereof information regarding Radio One's capital stock, including the beneficial ownership of the Common Stock and Senior Preferred Stock by (i) each person beneficially owning more than 5% of the outstanding shares of Common Stock or the Senior Preferred Stock,
(ii) each of Radio One's directors, (iii) each of the Named Executives in the table under "Compensation of Directors and Executive Officers-Summary Compensation Table," and (iv) all of Radio One's directors and executive officers as a group.

                                              SHARES OF COMMON STOCK
                                                BENEFICIALLY OWNED,
                                                      WITHOUT               SHARES OF COMMON STOCK
                                             GIVING EFFECT TO EXERCISE     BENEFICIALLY OWNED AFTER
                                                      OF   THE            GIVING EFFECT TO  EXERCISE    SHARES OF SENIOR PREFERRED
                                                    WARRANTS(A)               OF THE  WARRANTS(A)        STOCK BENEFICIALLY OWNED
                                             -------------------------   --------------------------     ---------------------------
                                                           PERCENT OF                  PERCENT OF                        PERCENT OF
                                              NUMBER        OF SHARES     NUMBER  OF     SHARES         NUMBER OF          SHARES
                                              SHARES(B)    OUTSTANDING     SHARES(B)   OUTSTANDING       SHARES         OUTSTANDING
                                             -----------  -------------  -----------  -------------  --------------     ------------
Catherine L. Hughes(c)(d) ................      75.00         54.2%         75.00         26.3%              --            --
Alfred C. Liggins, III(c)(d)(h)(p) .......      62.45         45.1%         63.42         22.2%         2,359.67(q)       1.1%
Terry L. Jones(e)(f) .....................        --            --          36.12         12.7%        13,595.69(q)       6.5%
Brian W. McNeill (f)(g) ..................        --            --          29.52         10.3%        72,139.57(r)      34.5%
ALTA Subordinated Debt Partners III,
  L.P(h)(i) ..............................        --            --          29.52         10.3%        72,139.57(r)      34.5%
Alliance Enterprise Corporation(h)(j) ....        --            --          18.70          6.6%         9,126.55(q)       4.4%
BancBoston Investments Inc.(h)(k) ........        --            --          20.15          7.1%        49,249.44(r)      23.5%
Capital Dimensions Venture Fund,
  Inc.(h)(l) .............................        --            --          15.24          5.3%        37,258.14(q)      17.8%
Fulcrum Venture Capital Corpora-
  tion(h)(m) .............................        --            --          15.61          5.5%         9,650.09(q)       4.6%
Syncom Capital Corporation(h)(n) .........        --            --          36.12         12.7%        13,595.69(q)       6.5%

All Directors and Executive Officers of
  Radio One as a group(o) ................     137.45         99.3%        138.42         48.5%              --            --

----------
(a)  The  "Warrants"  refer to the  amended  and  restated  warrants to purchase
     147.04 shares of Common Stock issued by Radio One on May 19, 1997. The information as to beneficial ownership is based on statements furnished to Radio One by the beneficial owners. As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or direct the disposition of, a security). Other than with respect to the Warrants, a person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days of such date. For purposes of computing the percentage of outstanding shares held by each person named above, other than with respect to the Warrants, any security that such person has the right to acquire within 60 days of the date of the calculation is deemed to be outstanding, but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.

(b) The shares of Common Stock are subject to a voting agreement with respect to the election of Radio One's directors (which is included in the Warrantholders' Agreement).

(c) The business address for such persons is c/o Radio One, 5900 Princess Garden Parkway, 8th Floor, Lanham, Maryland 20706.

(d) Ms. Hughes and Mr. Liggins may be deemed to share beneficial ownership of shares of capital stock owned by each other by virtue of the fact that Ms. Hughes is Mr. Liggins' mother. Each of Ms. Hughes and Mr. Liggins disclaims such beneficial ownership.

(e) Represents immediately exercisable Warrants to purchase 36.12 shares of Common Stock held by Syncom. Mr. Jones is the President of Syncom and his address is c/o Syncom Capital Corporation, 8401 Colesville Road, Suite 300, Silver Spring, MD 20910. Mr. Jones may be deemed to share beneficial ownership of shares of Common Stock issuable to Syncom upon exercise of the Warrants by virtue of his affiliation with Syncom. Mr. Jones disclaims beneficial ownership in such shares.

(f) Mr. Jones may be deemed to share beneficial ownership of shares of Senior Preferred Stock to be owned of record by Syncom by virtue of his affiliation with Syncom. Mr. Jones disclaims any beneficial ownership of such shares of Senior Preferred Stock. Mr. McNeill may be deemed to share beneficial ownership of Senior Preferred Stock to be owned of record by Alta by virtue of his affiliation with Alta. Mr. McNeill disclaims any beneficial ownership of such shares.

(g) Represents immediately exercisable Warrants to purchase 29.52 shares of Common Stock held by Alta Subordinated Debt Partners III, L.P. ("Alta"). Mr. McNeill is a general partner of Alta Subordinated Debt Partners III, L.P. and his address is c/o Alta Subordinated Debt Partners III, L.P., c/o Burr, Egan, Deleage & Co., One Post Office Square, Boston, MA 02109. Mr. McNeill may be deemed to share beneficial ownership of shares of Common Stock issuable to Alta upon exercise of the Warrants by virtue of his affiliation with Alta. Mr. McNeill disclaims any beneficial ownership of such shares.

(h) The Warrants are subject to the terms of a Standstill Agreement dated as of May 19, 1997 among Radio One, the subsidiaries of Radio One, NationsBank of Texas, N.A., the Trustee, and the other parties named therein (the "Standstill Agreement") which provides, among other things, that for so long as the Amended and Restated Credit Agreement, if any, or the Notes are outstanding, the Warrants are collectively only exercisable for up to (but not including) 50% of the Common Stock. Although the Warrants are currently exercisable, the holders of a majority of the outstanding shares of Senior Preferred Stock must exercise their Warrants if any are to be exercised prior to the eighth anniversary of the Issue Date.

(i) Represents immediately exercisable Warrants to acquire 29.52 shares of Common Stock. The principal address of Alta is c/o Burr, Egan, Deleage & Co., One Post Office Square, Boston, MA 02109.

(j) Represents immediately exercisable Warrants to acquire 18.70 shares of Common Stock. The principal address of Alliance Enterprise Corporation is 12655 N. Central Expressway, Suite 700, Dallas, TX 75243.

(k) Represents immediately exercisable Warrants to acquire 20.15 shares of Common Stock. The principal address of BancBoston Investments, Inc. is 100 Federal Street, 32nd Floor, Boston, MA 02110.

(l) Represents immediately exercisable Warrants to acquire 15.24 shares of Common Stock. The principal address of Capital Dimensions Venture Fund, Inc. is 2 Appletree Square, Suite 335-T, Minneapolis, MN 55425.

(m) Represents immediately exercisable Warrants to acquire 15.61 shares of Common Stock. The principal address of Fulcrum Venture Capital Corporation is 300 Corporate Point, Suite 380, Culver City, CA 90230.

(n) Represents immediately exercisable Warrants to acquire 36.12 shares of Common Stock. The principal address of Syncom Capital Corporation is 8401 Colesville Road, Suite 300, Silver Spring, MD 20910.

(o) The shares of Common Stock set forth on this line do not include any shares of Common Stock or Senior Preferred Stock which Mr. Jones and Mr. McNeill may be deemed to beneficially own. See footnotes (e), (f) and (g), above.

(p) Represents shares of Common Stock held plus immediately exercisable Warrants to acquire .97 shares of Common Stock.

(q)  Represents Series A Preferred Stock.

(r)  Represents Series B Preferred Stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RADIO ONE OF ATLANTA, INC.

     Mr. Liggins, who is the Chief Executive Officer and President of Radio One, is also the President of Radio One of Atlanta, Inc. ("ROA"), which owns and operates one radio station in Atlanta and operates a second station through an LMA with Dogwood Communications, Inc. ("Dogwood") in which ROA holds a minority interest. Dogwood is the owner of radio station WAMJ-FM, located in the Atlanta market. Mr. Liggins has voting control of ROA, subject to certain conditions, and owns approximately 47% of the outstanding capital stock of ROA. Ms. Hughes, who is Chairperson of the Board of Radio One, is a director and the Secretary of ROA. Ms. Sneed, who is the Chief Operating Officer of Radio One, is also the General Manager of ROA and receives performance-based bonus compensation and stock options from ROA as General Manager. Mr. Royster, who is Chief Financial Officer and Executive Vice President of Radio One, holds those same positions with ROA. Ms. Eckard, who is General Counsel of Radio One, holds that same position with ROA. Mr. Jones and Mr. McNeill, who are directors of Radio One, are also directors of ROA. In addition, Syncom and Burr Egan, companies with which Mr. Jones and Mr. McNeill, respectively, are associated, are creditors and shareholders of ROA.

     Radio One has entered into a management agreement with ROA whereby Radio One, through some of its officers and employees, provides accounting, financial and strategic planning, other general management services and general programming support services to ROA and Dogwood. In exchange for such corporate services, Radio One is paid an annual retainer of approximately $100,000 and is reimbursed for all of its out-of-pocket expenses incurred in connection with the performance of such corporate services. Radio One expects to receive approval from the investors in ROA to increase the annual management fee to $300,000 per annum for fiscal year 1998 and beyond. Radio One believes that the compensation paid to Radio One under such management agreement and the other material terms thereof are not materially different than if the agreement were with an unaffiliated third party.

     In addition, Mr. Liggins received a lump sum fee of $50,000 from ROA in April 1997 as compensation for services he personally provided to ROA. Mr. Liggins had not previously received any compensation from ROA or Dogwood. During 1997, Radio One's Vice President of Programming, Steve Hegwood, was also employed by ROA and was paid a salary for programming ROA's radio station in addition to the salary he received from Radio One. During 1997, Mr. Hegwood utilized certain resources and the services of certain employees of Radio One in performing services for ROA.

OFFICE LEASES

Lanham, Maryland

     Radio One's principal executive offices and studios for its Washington, D.C. radio stations ("Lanham Offices") are located in the office building located at 5900 Princess Garden Parkway, Lanham, Maryland ("Lanham Building"). Radio One leases these offices from National Life Insurance Company, a Vermont corporation (the "Landlord"). The Landlord has granted Radio One, and Radio One has exercised, an option to purchase the Lanham Building for $3.75 million, less a credit of up to $288,000 (related to the tenant improvements Radio One is making to the Lanham Offices, and the rent payments Radio One is making for the Lanham Offices) and subject to an increase attributable to Radio One's pro rata share of the costs paid by the Landlord in connection with entering into each lease of a portion of the Lanham Building. Closing of Radio One's purchase of the Lanham Building was to occur on September 30, 1997, if the average monthly building rents for the Lanham Building for July and August 1997 equaled or exceeded a stated minimum gross rent amount. The minimum gross rent amount was not met for such period. Therefore, pursuant to the option, Radio One may waive the minimum gross rent condition and proceed to close the purchase of the Lanham Building or elect to postpone the closing, on a month-to-month basis, until average monthly building rents for a two-month period equal or exceed the minimum gross rent amount. If the minimum gross rent condition has not been met and therefore the closing has not occurred on or prior to July 31, 1998, or if, prior to receipt of notice that the gross rent condition has been met, Radio One delivers written notice that it shall not proceed to closing on or before such date, Radio One shall have no further obligation to purchase the Lanham Building and the Landlord shall pay to Radio One an amount, not to exceed $240,000, equal to Radio One's expenditures for tenant improvements to the Lanham Building. Even upon termination of the option, Radio One will have the right of first refusal to match an offer for the Lanham Building, provided that Radio One is not in default under the lease. Radio One expects to assign its right to purchase the Lanham Building to Mr. Liggins in order to preserve Radio One's borrowing capacity. The holders of the Senior Preferred Stock will be provided with an opportunity to purchase an interest in the Lanham Building at the closing, if any, of the purchase of the Lanham Building. Mr. Liggins will be assigned the lease for the Lanham Offices by the Landlord at the closing, if any, of the purchase of the Lanham Building and Radio One shall continue to make lease payments to Mr. Liggins (or such assignee). In addition, if the closing of the purchase of the Lanham Building occurs, Mr. Liggins (or his assignee) will be required to pay Radio One consideration, in some form, in an amount equal to an aggregate of $288,000. Such consideration could take the form of a reduction in Radio One's lease payment obligations in respect of the Lanham Offices, the transfer of an interest in the Lanham Building to Radio One or some other form. Radio One's management believes that the terms of the Lanham Lease, should Mr. Liggins or his assignee acquire the Lanham Building, are not materially different than if the agreement were with an unaffiliated third party with no option to purchase the underlying property.

Baltimore, Maryland

     Radio One leases office space located at 100 St. Paul Street, Baltimore, Maryland from Chalrep Limited Partnership, a limited partnership controlled by Ms. Hughes and Mr. Liggins. Radio One's management believes that the terms of this lease are not materially different than if the agreement were with an unaffiliated third party.

OTHER AFFILIATED TRANSACTIONS

     The Zitelman Group, Inc. received a fee of $50,000 for consulting services rendered in connection with the May 19, 1997 acquisition of WPHI-FM in Philadelphia, Pennsylvania. The Zitelman Group, Inc. is owned by Mr. Zitelman, who serves as a member of Radio One's board of directors and is a member of Radio One's Compensation and Audit Committees. The Zitelman Group, Inc. also receives consulting fees for the time Mr. Zitelman spends attending Radio One's board meetings and providing other consulting services to Radio One, at his standard hourly consulting rate.

RADIO ONE OF SAN FRANCISCO, INC.

     Mr. Liggins, who is the Chief Executive Officer and President of the Company, and Mr. Royster, who is the Chief Financial Officer and Executive Vice President of Radio One, are also President and Executive Vice President, respectively, of Radio One of San Francisco, Inc., which entered into asset purchase agreements in December 1997 to acquire two FM stations in the San Francisco market. In consideration for an opportunity to acquire a financial interest in Radio One of San Francisco, Inc., Radio One agreed to be responsible for certain expenses if successful. It is anticipated that these expenses will not exceed $100,000. Radio One of San Francisco, Inc., subsequently decided not to consummate the acquisition of the stations.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)    Index to Financial Statements

        The financial statements required by this item are submitted in a separate section beginning on page F-1 of this report.

      Index to Financial Statements.......................................   F-1
      Report of Independent Public Accountants............................   F-2
      Consolidated Balance Sheets as of December 31, 1996 and 1997........   F-3
      Consolidated Statements of Operations for the years ended
        December 31, 1995, 1996 and 1997..................................   F-4
      Consolidated Statements of Changes in Stockholders' Deficit for the
        years ended December 31, 1995, 1996 and 1997......................   F-5
      Consolidated Statements of Cash Flows for the years ended
        December 31, 1995, 1996 and 1997..................................   F-6
      Notes to Consolidated Financial Statements..........................   F-7

     (b) Exhibits

3.1    Amended and Restated Certificate of Incorporation of Radio One, Inc.
3.2    Amended and Restated By-laws of Radio One, Inc.*
3.3    Amended and Restated  Certificate of Incorporation of Radio One Licenses,
       Inc.
3.4    Amended and Restated By-laws of Radio One Licenses, Inc.
4.1 Indenture dated as of May 15, 1997 among Radio One, Inc., Radio One Licenses, Inc. and United States Trust Company of New York. *
4.2 Purchase Agreement dated as of May 14, 1997 among Radio One, Inc., Radio One Licenses, Inc., Credit Suisse First Boston Corporation and NationsBanc Capital Markets, Inc.*
4.3 Registration Rights Agreement dated as of May 14, 1997 among Radio One, Inc., Radio One Licenses, Inc., Credit Suisse First Boston Corporation and NationsBanc Capital Markets, Inc.*
4.4 Standstill Agreement dated as of May 19, 1997 among Radio One, Inc., Radio One Licenses, Inc., NationsBank of Texas, N.A., United States Trust Company of New York and the other parties thereto.*
5.1    Form of Opinion and consent of Kirkland & Ellis.*
8.1    Form of Opinion and consent of Kirkland & Ellis.*
10.1 Office Lease dated February 3, 1997 between National Life Insurance Company and Radio One, Inc. for premises located at 5900 Princess Garden Parkway, Lanham, Maryland, as amended on February 24, 1997.*
10.2 Purchase Option Agreement dated February 3, 1997 between National Life Insurance Company and Radio One, Inc. for the premises located at 5900 Princess Garden Parkway, Lanham, Maryland.*
10.3 Asset Purchase Agreement dated December 6, 1996 by and between Jarad Broadcasting Company of Pennsylvania, Inc. and Radio One, Inc.*
10.4 Office Lease commencing November 1, 1993 between Chalrep Limited Partnership and Radio One, Inc., with respect to the property located at 100 St. Paul Street, Baltimore, Maryland.*
10.5 Preferred Stockholders' Agreement dated as of May 14, 1997 among Radio One, Inc., Radio One Licenses, Inc. and the other parties thereto.*

----------
*    Previously filed

10.6 Warrantholders' Agreement dated as of June 6, 1995, as amended by the First Amendment to Warrantholders' Agreement dated as of May 19, 1997, among Radio One, Inc., Radio One Licenses, Inc. and the other parties thereto.*
10.7 Amended and Restated Warrant of Radio One, Inc. dated as of May 19, 1997, issued to Syncom Capital Corporation.*
10.8 Amended and Restated Warrant of Radio One, Inc. dated as of May 19, 1997, issued to Alliance Enterprise Corporation.*
10.9 Amended and Restated Warrant of Radio One, Inc. dated as of May 19, 1997, issued to Greater Philadelphia Venture Capital Corporation, Inc.*
10.10 Amended and Restated Warrant of Radio One, Inc. dated as of May 19, 1997, issued to Opportunity Capital Corporation.*
10.11 Amended and Restated Warrant of Radio One, Inc. dated as of May 19, 1997, issued to Capital Dimensions Venture Fund, Inc.*
10.12 Amended and Restated Warrant of Radio One, Inc. dated as of May 19, 1997, issued to TSG Ventures Inc.*
10.13 Amended and Restated Warrant of Radio One, Inc. dated as of May 19, 1997, issued to Fulcrum Venture Capital Corporation.*
10.14 Amended and Restated Warrant of Radio One, Inc. dated as of May 19, 1997, issued to Alta Subordinated Debt Partners III, L.P.*
10.15 Amended and Restated Warrant of Radio One, Inc. dated as of May 19, 1997, issued to BancBoston Investments, Inc.*
10.16 Amended and Restated Warrant of Radio One, Inc. dated as of May 19, 1997, issued to Grant M. Wilson.*
10.17 Management Agreement dated as of August 1, 1996 by and between Radio One, Inc. and Radio One of Atlanta, Inc.*
10.18 Letter of Intent dated March 12, 1997 by and between Radio One, Inc. and Allied Capital Financial Corporation, as amended by that certain First Amendment dated as of May 6, 1997, that certain Second Amendment dated as of May 30, 1997, that certain Third Amendment dated as of June 5, 1997 and that certain Letter Agreement dated as of July 1, 1997.*
10.19 Fifth Amendment dated as of July 31, 1997 to that certain Letter of Intent dated March 12, 1997 by and between Radio One, Inc. and Allied Capital Financial Corporation, as amended.*
10.20 Sixth Amendment dated as of September 8, 1997 to that certain Letter of Intent dated March 12, 1997 by and between Radio One, Inc. and Allied Capital Financial Corporation, as amended.*
10.21 Time Management and Services Agreement dated March 17, 1998, among WYCB Acquisition Corporation, Broadcast Holdings, Inc., and Radio One, Inc.
10.22 Stock Purchase Agreement dated December 23, 1997, between the shareholders of Bell Broadcasting Company and Radio One, Inc.
10.23 Option and Stock Purchase Agreement dated November 19, 1997, among Allied Capital Financial Corporation, G. Cabell Williams III, Broadcast Holdings, Inc. and WYCB Acquisition Corporation.
10.24 Amended and Restated Warrant of Radio One, Inc., dated January 9, 1998, issued to TSG Ventures L.P.
10.25 Stock Purchase Warrant of Radio One, Inc., dated March 16, 1998 issued to Allied Capital Financial Corporation.
10.26 Amended and Restated Credit Agreement dated May 19, 1997 among several lenders, NationsBank of Texas, N.A. and Radio One, Inc.
10.27 First Amendment to Credit Agreement dated December 31, 1997 among several lenders, NationsBank of Texas, N.A. and Radio One, Inc.
10.28 Amendment to Preferred Stockholders' Agreement dated as of December 31, 1997 among Radio One, Inc., Radio One Licenses, Inc. and the other parties thereto.

----------
*      Previously filed

10.29 Assignment and Assumption Agreement dated October 23, 1997, between Greater Philadelphia Venture Capital Corporation, Inc. and Alfred C. Liggins, III.
10.30  Agreement   dated   February  20,  1998  between  WUSQ  License   Limited
       Partnership and Radio One, Inc.
12.1   Statement of Computation of Ratios.
21.1   Subsidiaries of Radio One, Inc.
23.1   Consent of Arthur Andersen, L.L.P.
23.2   Consent of Coopers & Lybrand, L.L.P.*
23.3   Consent of Kirkland & Ellis (included in Exhibit 5.1).*
23.4   Consent of Kirkland & Ellis (included in Exhibit 8.1)*
24.1   Powers of Attorney.*
25.1   Statement of Eligibility of Trustee on Form T-1.*
27.1   Financial Data Schedule.*
99.1   Form of Letter of Transmittal.*
99.2   Form of Notice of Guaranteed Delivery.*


----------
*      Previously filed

     (c) Reports on Form 8-K

     There were no reports on Form 8-K filed by the Registrant during the fourth quarter of the fiscal year ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            RADIO ONE, INC.


                         By: /s/ Scott R. Royster
                            ----------------------------------------------------
                            Scott R. Royster
                            Executive Vice President and Chief Financial Officer Principal Accounting Officer

                         Date: 3/30/98

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

                     SIGNATURE                                                TITLE
                     ---------                                                -----

/s/ Catherine L. Hughes
----------------------------------------------------              Chairperson, Director and Secretary
Catherine L. Hughes

Date: 3/30/98
      --------

/s/ Alfred C. Liggins, III
---------------------------------------------------               Chief Executive Officer, President and Director
Alfred C. Liggins, III

Date: 3/30/98
      --------

/s/ Terry L. Jones
----------------------------------------------------              Director
Terry L. Jones

Date: 3/30/98
      --------

/s/ Brian W. McNeill
----------------------------------------------------              Director
Brian W. McNeill

Date: 3/30/98
      --------

/s/ P. Richard Zitelman
----------------------------------------------------              Director
P. Richard Zitelman

Date: 3/30/98
      --------



                        RADIO ONE, INC. AND SUBSIDIARIES

                          INDEX TO FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Public Accountants..................................   F-2
Consolidated Balance Sheets as of December 31, 1996 and 1997..............   F-3
Consolidated Statements of Operations for the Years Ended December 31,
  1995, 1996 and 1997.....................................................   F-4
Consolidated  Statements of Changes in  Stockholders'  Deficit for the
  Years Ended December 31, 1995, 1996 and 1997............................   F-5
Consolidated Statements of Cash Flows for the Years Ended December 31,
  1995, 1996 and 1997.....................................................   F-6
Notes to Consolidated Financial Statements................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Radio One, Inc.:

We have audited the accompanying consolidated balance sheets of Radio One, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radio One, Inc. and subsidiaries as of December 31, 1996 and 1997 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                             ARTHUR ANDERSEN LLP

Baltimore, Maryland,
    February 19, 1998

                        RADIO ONE, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1997

                           ASSETS                                                            1996               1997
                                                                                    ----------------   ----------
CURRENT ASSETS:
    Cash and cash equivalents...................................................    $      1,708,000   $      8,500,000
    Trade accounts receivable, net of allowance for doubtful
       accounts of $765,000 and $904,000, respectively..........................           6,420,000          8,722,000
    Prepaid expenses and other..................................................             117,000            315,000
                                                                                    ----------------   ----------------
          Total current assets..................................................           8,245,000         17,537,000

PROPERTY AND EQUIPMENT, net.....................................................           3,007,000          4,432,000

INTANGIBLE ASSETS, net..........................................................          39,358,000         54,942,000

OTHER ASSETS                                                                               1,167,000          2,314,000
                                                                                    ----------------   ----------------
          Total assets..........................................................    $     51,777,000   $     79,225,000
                                                                                    ================   ================

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------
CURRENT LIABILITIES:
    Accounts payable............................................................    $        389,000    $       258,000
    Accrued expenses............................................................           1,453,000          3,029,000
    Current portion of long-term debt...........................................           5,633,000                 -
                                                                                    ----------------   ---------------
          Total current liabilities.............................................           7,475,000          3,287,000

LONG-TERM DEBT AND DEFERRED INTEREST, net of current
    portion   ..................................................................          59,305,000         74,954,000
                                                                                    ----------------   ----------------
          Total liabilities.....................................................          66,780,000         78,241,000
                                                                                    ----------------   ----------------

COMMITMENTS AND CONTINGENCIES

SENIOR CUMULATIVE REDEEMABLE PREFERRED STOCK:
    Series A, $.01 par value, 100,000 shares authorized, 84,843shares...........
       issued and outstanding;                                                                                9,310,000
    Series B, $.01 par value, 150,000 shares....................................                 --
       authorized, 124,467 shares issued and outstanding                                                     13,658,000

STOCKHOLDERS' DEFICIT:
    Common stock - Class A, $.01 par value, 1,000 shares authorized,
       138.45 shares issued and outstanding.....................................                 --                 --
    Common stock - Class B, $.01 par value, 1,000 shares authorized,
       no shares issued and outstanding.........................................                 --                 --
    Additional paid-in capital..................................................           1,205,000                --
    Accumulated deficit.........................................................         (16,208,000)       (21,984,000)
                                                                                    ----------------   ----------------
          Total stockholders' deficit...........................................         (15,003,000)       (21,984,000)
                                                                                    ----------------   ----------------
          Total liabilities and stockholders' deficit...........................    $     51,777,000    $    79,225,000
                                                                                    ================    ===============

              The accompanying notes are an integral part of these
                          consolidated balance sheets.

                        RADIO ONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                     1995               1996               1997
                                                               ----------------   ----------------   ----------
REVENUES:
    Broadcast revenues, including barter revenues
       of $921,000, $1,122,000 and $1,010,000,
       respectively..........................................    $   24,626,000     $   27,027,000   $     36,955,000
    Less:  Agency commissions................................         3,171,000          3,325,000          4,588,000
                                                               ----------------   ----------------   ----------------
          Net broadcast revenues.............................        21,455,000         23,702,000         32,367,000
                                                               ----------------   ----------------   ----------------
OPERATING EXPENSES:
    Program and technical....................................         3,642,000          4,157,000          5,934,000
    Selling, general and administrative......................         8,094,000          9,770,000         12,914,000
    Corporate expenses ......................................         1,995,000          1,793,000          2,155,000
    Depreciation and amortization ...........................         3,912,000          4,262,000          5,828,000
                                                               ----------------   ----------------   ----------------
          Total operating expenses...........................        17,643,000         19,982,000         26,831,000
                                                               ----------------   ----------------   ----------------
          Broadcast operating income.........................         3,812,000          3,720,000          5,536,000

INTEREST EXPENSE, including amortization of
    deferred financing costs.................................         5,289,000          7,252,000          8,910,000

OTHER (INCOME) EXPENSE, net..................................           (89,000)            77,000           (415,000)
                                                               ----------------   ----------------   ----------------
          Loss before provision for income
              taxes and extraordinary item...................        (1,388,000)        (3,609,000)        (2,959,000)

PROVISION FOR INCOME TAXES...................................               --                 --                 --
                                                               ----------------   ----------------   ---------------
          Loss before extraordinary item.....................        (1,388,000)        (3,609,000)        (2,959,000)

EXTRAORDINARY ITEM:
    Loss on early retirement of debt.........................           468,000                --           1,985,000
                                                               ----------------   ----------------   ----------------
          Net loss...........................................    $   (1,856,000)    $   (3,609,000)  $     (4,944,000)
                                                                 ==============     ==============   ================



              The accompanying notes are an integral part of these
                            consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                FOR THE YEARS ENDED DECEMBER 1995, 1996 AND 1997

                                             Common        Common      Additional                                         Total
                             Preferred       Stock         Stock         Paid-In       Accumulated       Treasury      Stockholders'
                                Stock        Class A       Class B       Capital         Deficit           Stock         Deficit
                            -----------   -----------   -----------   -------------  ---------------   -----------    --------------
BALANCE, as of
    December 25,
    1994                    $     1,000   $     1,000   $       --    $       --     $   (4,104,000)   $  (265,000)  $   (4,367,000)
    Net loss                        --            --            --            --         (1,856,000)           --        (1,856,000)
    Purchase of
       stock warrants               --            --            --            --         (6,639,000)           --        (6,639,000)
    Issuance of stock
       options                      --            --            --        778,000               --             --           778,000
    Allocation of
       detachable
       stock warrants               --            --            --        690,000               --             --           690,000
    Cancallation and
       issuance of
       stock                     (1,000)       (1,000)          --       (263,000)              --         265,000              --
                            -----------   -----------   -----------   -----------    --------------    -----------   -------------

BALANCE, as of
    December 31,
    1995                            --            --            --      1,205,000       (12,599,000)           --       (11,394,000)
    Net loss                        --            --            --            --         (3,609,000)           --        (3,609,000)
                            -----------   -----------   -----------   -----------    --------------    -----------   --------------

BALANCE, as of
    December 31,
    1996                            --            --            --      1,205,000       (16,208,000)           --       (15,003,000)
    Net loss                        --            --            --            --         (4,944,000)           --        (4,944,000)
    Effect of
       conversion to
       C corporation                --            --            --     (1,205,000)        1,205,000            --               --
    Preferred stock
       dividends                    --            --            --            --         (2,037,000)           --        (2,037,000)
                            -----------   -----------   -----------   -----------    --------------    -----------   --------------

BALANCE, as of
December 31,
    1997                    $       --    $       --    $       --    $       --     $  (21,984,000)   $       --    $  (21,984,000)
                            ===========   ===========   ===========   ===========    ==============    ===========   ==============


              The accompanying notes are an integral part of these
                            consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997

                                                                           1995               1996               1997
                                                                     ----------------   ----------------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss.....................................................      $   (1,856,000)    $   (3,609,000)  $     (4,944,000)
    Adjustments to reconcile net loss to net cash from
       operating activities:.....................................
       Depreciation and amortization.............................           3,912,000          4,262,000          5,828,000
       Amortization of debt financing costs and
           unamortized discount..................................             208,000            366,000          2,166,000
       Compensation expense from stock options granted...........             778,000                --                 --
       Loss on disposals.........................................                 --             153,000                --
       Loss on extinguishment of debt............................                 --                 --           1,985,000
       Deferred interest.........................................             235,000          2,639,000          1,104,000
       Effect of change in operating assets and liabilities-
           Trade accounts receivable.............................          (2,065,000)          (656,000)        (2,302,000)
           Prepaid expenses and other............................             (85,000)           114,000           (198,000)
           Other assets..........................................             (24,000)           (71,000)          (147,000)
           Accounts payable......................................             605,000           (818,000)          (131,000)
           Accrued expenses......................................             214,000            234,000          1,576,000
                                                                     ----------------   ----------------   ----------------
               Net cash flows from operating activities..........           1,922,000          2,614,000          4,937,000
                                                                     ----------------   ----------------   ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment...........................            (225,000)          (252,000)        (2,035,000)
    Proceeds from disposal of property and equipment.............              62,000                --                 --
    Deposits and payments for station purchases..................         (33,770,000)        (1,000,000)       (21,164,000)
                                                                     ----------------   ----------------   ----------------
          Net cash flows from investing activities...............         (33,933,000)        (1,252,000)       (23,199,000)
                                                                     ----------------   ----------------   ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt............................................         (23,049,000)        (2,408,000)       (45,599,000)
    Proceeds from new debt.......................................          65,000,000             51,000         72,750,000
    Deferred debt financing cost.................................          (2,015,000)               --          (2,148,000)
    Financed equipment purchases.................................                 --                 --              51,000
    Purchase of stock and stock warrants.........................          (6,639,000)               --                 --
                                                                     ----------------   ----------------   ---------------
              Net cash flows from financing activities...........          33,297,000         (2,357,000)        25,054,000
                                                                     ----------------   ----------------   ----------------

INCREASE (DECREASE) IN CASH AND CASH
    EQUIVALENTS..................................................           1,286,000           (995,000)         6,792,000

CASH AND CASH EQUIVALENTS, beginning of year.....................           1,417,000          2,703,000          1,708,000
                                                                     ----------------   ----------------   ----------------
CASH AND CASH EQUIVALENTS, end of year...........................      $    2,703,000     $    1,708,000   $      8,500,000
                                                                       ==============     ==============   ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
    INFORMATION:.................................................
    Cash paid for
       Interest..................................................      $    5,103,000     $    4,815,000   $      4,413,000
                                                                       ==============     ==============   ================
       Income taxes..............................................      $       35,000     $       50,000   $            --
                                                                       ==============     ==============   ===============


                   The  accompanying   notes  are  an  integral  part  of  these
consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        DECEMBER 31, 1995, 1996 AND 1997

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Business

Radio One, Inc. (a Delaware corporation referred to as Radio One) and its subsidiaries, Radio One Licenses, Inc. (successor by merger to Radio One License
LLC) and WYCB Acquisition Corporation (Delaware corporations) (collectively referred to as the Company) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and operates three radio stations in Washington, D.C.; WOL-AM, WMMJ-FM and WKYS-FM, four radio stations in Baltimore, Maryland; WWIN-AM, WWIN-FM, WOLB-AM and WERQ-FM and one radio station in Philadelphia, Pennsylvania; WPHI-FM. The Company is highly leveraged, which requires substantial semi-annual interest payments and may impair the Company's ability to obtain additional working capital financing. The Company's operating results are significantly affected by its market share in the markets that it has stations.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Radio One, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management believes that actual results will not be materially different from amounts provided in the accompanying consolidated financial statements.

Reporting Periods

Prior to the year ended December 31, 1996, the Company's financial reporting period was based on a fifty-two/fifty-three week period ending on the last Sunday of the calendar year. During 1996, the Company elected to end its year on December 31 of each year. The effect of this change was not material.

Acquisition of WPHI-FM

On May 19, 1997, Radio One acquired the broadcast assets of WDRE-FM licensed to Jenkintown, Pennsylvania, for approximately $16,000,000. In connection with the purchase, Radio One entered into a three-year noncompete agreement totaling $4,000,000 with the former owners. Radio One financed this purchase with a portion of the proceeds from the issuance of approximately $85,500,000 of 12% Senior Subordinated Notes due 2004. Radio One assumed operational responsibility of WDRE-FM on February 8, 1997, under a local marketing agreement with the former owners of the station. Following this acquisition, Radio One converted the call letters of the radio station from WDRE-FM to WPHI-FM.

The unaudited pro forma summary consolidated results of operations for the years ended December 31, 1996 and 1997, assuming the acquisition of WPHI-FM had occurred in the beginning of each fiscal year, are as follows:

                                                                                    1996             1997
                                                                              --------------   ---------------
        Net broadcast revenues..............................................  $   26,558,000   $   32,642,000
        Operating expenses, excluding depreciation and
            amortization....................................................      18,071,000       21,285,000
        Depreciation and amortization.......................................       7,347,000        6,872,000
        Interest expense....................................................       8,692,000        8,910,000
        Other expense (income), net.........................................          77,000         (415,000)
        Provision for income taxes..........................................             --               --
        Extraordinary loss..................................................             --         1,985,000
                                                                              --------------   --------------
               Net loss.....................................................  $(   7,629,000)  $(   5,995,000)
                                                                               ==============   ==============

Acquisition of WKYS-FM

On June 6, 1995, Radio One purchased WKYS-FM for approximately $34,410,000. Radio One accounted for the acquisition by allocating the purchase price paid to the assets acquired based upon the appraised value of the assets. The excess purchase price over the appraised value of assets acquired of approximately $3,846,000 was allocated to goodwill. The financial activities of WKYS-FM for the periods prior to June 6, 1995, are not included in the accompanying consolidated statements of operations.

The unaudited pro forma summary consolidated results of operations for the year ended December 31, 1995, assuming the acquisition of WKYS-FM had occurred in the beginning of the fiscal year, is as follows:

                                                                                       1995
                                                                                 --------------
        Net broadcast revenues..............................................     $   23,926,000
        Operating expenses, excluding depreciation and
            amortization....................................................         15,524,000
        Depreciation and amortization.......................................          5,107,000
        Interest expense....................................................          6,724,000
        Other (income) expense, net.........................................            (89,000)
        Provision for income taxes..........................................                --
        Extraordinary loss..................................................            468,000
                                                                                 --------------

               Net loss.....................................................     $   (3,808,000)
                                                                                 ===============

Proposed Acquisitions

On November 19, 1997, WYCB Acquisition Corporation entered into an Option and Stock Purchase Agreement to acquire all of the outstanding stock of Broadcast Holdings, Inc., owner of radio station WYCB-AM, located in Washington, D.C., for a total consideration, which will consist of a note, of $3,750,000. WYCB Acquisition Corporation expects to complete this purchase in early 1998.

During December 1997, Radio One signed an agreement to purchase all of the outstanding stock of a company which owns three radio stations for approximately $34,200,000. Radio One expects to finalize the purchase during 1998. Radio One made a $2,000,000 nonrefundable deposit towards the purchase price. This deposit is included in other assets in the accompanying consolidated balance sheet as of December 31, 1997.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and money market accounts at various commercial banks. All cash equivalents have original maturities of 90 days or less. For cash and cash equivalents, cost approximates market value.

Property and Equipment

Property and equipment are recorded at cost and are being depreciated on a straight-line basis over various periods. The components of the Company's property and equipment as of December 31, 1996 and 1997, are as follows:

                                                                                                     Period of
                                                                     1996              1997          Depreciation
                                                              ----------------  ----------------  ---------------
         PROPERTY AND EQUIPMENT:
             Land...........................................  $       117,000   $       117,000          --
             Building and improvements......................          148,000           148,000         31 years
             Transmitter towers.............................        2,142,000         2,146,000    7 or 15 years
             Equipment......................................        2,615,000         3,651,000     5 to 7 years
             Leasehold improvements.........................          626,000         1,757,000    Life of Lease
                                                              ---------------   ---------------
                                                                    5,648,000         7,819,000
             Less - Accumulated depreciation................       (2,641,000)       (3,387,000)
                                                              ---------------   ---------------
             Property and equipment, net....................  $     3,007,000   $     4,432,000
                                                              ===============   ===============

Depreciation expenses for the fiscal years ended December 31, 1995, 1996 and 1997, were $742,000, $706,000 and $746,000, respectively.

Revenue Recognition

In accordance with industry practice, revenue for broadcast advertising is recognized when the commercial is broadcast.

Barter Arrangements

Certain program contracts provide for the exchange of advertising air time in lieu of cash payments for the rights to such programming. These contracts are recorded as the programs are aired at the estimated fair value of the advertising air time given in exchange for the program rights.

The Company broadcasts certain customers' advertising in exchange for equipment, merchandise and services. The estimated fair value of the equipment, merchandise or services received is recorded as deferred barter costs and the corresponding obligation to broadcast advertising is recorded as deferred barter revenues. The deferred barter costs are expensed or capitalized as they are used, consumed or received. Deferred barter revenues are recognized as the related advertising is aired.

Financial Instruments

Financial instruments as of December 31, 1996 and 1997, consist of cash and cash equivalents, trade accounts receivables, accounts payable, accrued expenses and long-term debt, all of which the carrying amounts approximate fair value.

Stock Warrants

During 1995, Radio One purchased outstanding stock warrants to acquire Common Stock of Radio One for approximately $6,639,000. The cost of these warrants purchased increased the accumulated deficit. Also during 1995, Radio One issued detachable stock warrants that had an allocated value of $690,000 with certain subordinated notes (Note 3).

New Accounting Standards

During 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income." The Company has not analyzed the impact of this new pronouncement on the financial statements; however, management does not expect this pronouncement to have a significant impact on the financial statements. Also during 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." The Company is still reviewing the effects of adoption of this pronouncement and has not determined the effect on its financial statement presentation. Once management has analyzed these pronouncements, they will be implemented within the required time frame.

2.     INTANGIBLE ASSETS:

Intangible assets are being amortized on a straight-line basis over various periods. The intangible asset balances and periods of amortization as of December 31, 1996 and 1997, are as follows:

                                                                                                        Period of
                                                                   1996               1997            Amortization
                                                             ---------------    ---------------       ------------

FCC broadcast license.....................................   $     40,207,000   $     56,179,000       7-15 Years
Goodwill..................................................          7,553,000          7,609,000        15 Years
Debt financing............................................          2,015,000          2,147,000      Life of Debt
Favorable transmitter site and other intangibles..........          1,922,000          1,922,000       6-17 Years
Noncompete agreement......................................            900,000          4,900,000         3 Years
                                                             ----------------   ----------------
       Total..............................................         52,597,000         72,757,000
       Less:  Accumulated amortization....................        (13,239,000)       (17,815,000)
                                                             ----------------   ----------------
       Net intangible assets..............................   $     39,358,000   $     54,942,000
                                                             ================   ================

Amortization expense for the fiscal years ended December 31, 1995, 1996 and 1997, was $3,170,000, $3,556,000 and $5,082,000, respectively. The amortization of the deferred financing cost was charged to interest expense.

3.     DEBT AND SENIOR CUMULATIVE REDEEMABLE PREFERRED STOCK:

As of December 31, 1996 and 1997, the Company's outstanding debt is as follows:

                                                                                    1996               1997
                                                                             -----------------  ----------------
        Senior subordinated notes (net of $10,640,000 unamortized
           discount).......................................................  $              --  $     74,838,000

        NationsBank Credit Agreement........................................        45,597,000                --
        Subordinated Notes (net of $579,000 unamortized
            discount allocated to detachable stock warrants)................        16,421,000                --
        Deferred interest on subordinated notes.............................         2,874,000                --
        Notes payable.......................................................            46,000             35,000
        Capital lease obligations...........................................                --             81,000
                                                                              ----------------   ----------------
               Total........................................................        64,938,000         74,954,000
               Less:  Current portion.......................................        (5,633,000)               --
                                                                              ----------------   ---------------
               Total........................................................  $     59,305,000   $     74,954,000
                                                                              ================   ================

To finance the WPHI-FM acquisition (as discussed in Note 1) and to refinance certain other debt, Radio One issued approximately $85,500,000 of 12% Senior Subordinated Notes due 2004. The notes were sold at a discount, with the net proceeds to Radio One of approximately $72,750,000. The notes pay cash interest at 7% per annum through May 15, 2000, and at 12% thereafter. In connection with this debt offering, Radio One retired approximately $45,600,000 of debt outstanding with the proceeds from the offering. Radio One also exchanged approximately $20,900,000 of 15% Senior Cumulative Redeemable Preferred Stock which must be redeemed by May 24, 2005, for an equal amount of Radio One's then outstanding subordinated notes and accrued interest. In connection with these refinancings, Radio One recognized an extraordinary loss of $1,985,000 during the year ended December 31, 1997.

NationsBank Credit Agreement

During 1995, through a revolving credit agreement (the NationsBank Credit Agreement) with NationsBank of Texas, N.A. and the other lenders who are parties, Radio One borrowed $53,000,000 which was to mature on March 31, 2002. The NationsBank Credit Agreement was refinanced on May 19, 1997, as part of the Senior Subordianted Notes discussed above. The NationsBank Credit Agreement bore interest at the LIBOR 30-day rate, plus an applicable margin. The average interest rate for the years ending December 31, 1995, 1996 and 1997, was 8.53%, 8.25% and 9.28%, respectively. The credit agreement was secured by all property of the Company (other than Unrestricted Subsidiaries) and interest and proceeds of real estate and Key Man life insurance policies.

Senior Cumulative Redeemable Preferred Stock

On May 19, 1997, concurrent with the debt issuance, all of the holders of Radio One's Subordinated Promissory Notes converted all of their existing subordinated notes consisting of approximately $17,000,000, together with all accrued interest thereon of approximately $3,900,000 and outstanding warrants, for shares of Senior Cumulative Redeemable Preferred Stock, which must be redeemed on May 29, 2005, and stock warrants to purchase 147.04 shares of Common Stock. The Senior Cumulative Redeemable Preferred Stock can be redeemed at 100% of its liquidation value. The dividends on each share accrues on a daily basis at a rate of 15% per annum (the Dividend Rate) on the sum of the liquidation value basis thereof, plus all unpaid accumulated dividends thereon. Preferred stock dividends of approximately $2,037,000 was accrued as of December 31, 1997. If Radio One does not redeem all of the issued and outstanding preferred shares on the mandatory redemption date or upon the occurrence of an event of noncompliance, the holders may elect to have the Dividend Rate increase to 18% per annum. In the event Radio One does not meet any required performance target relating exclusively to the operation of WPHI-FM, the Dividend Rate for each preferred share shall be increased to 17% per annum.

The Subordinated Promissory Notes bore interest at 15%. Outstanding principal and interest was due on the maturity date, December 31, 2003. These notes were subordinate to the NationsBank Credit Agreement.

During 1995, Radio One retired certain subordinated debt with outstanding detachable warrants. Radio One purchased the outstanding detachable warrants, which allowed the subordinated debt holders to acquire 52.46% of the outstanding common stock, for $6,639,000. Radio One issued new debt with detachable warrants that allow these same subordinated debt holders to acquire 33.66% of outstanding common stock. The acquisition of the warrants was accounted for by charging the $6,639,000 to accumulated deficit, and valued the new detachable warrants at the same value per share as the old warrants acquired. As part of the subordinated debt acquired in 1995, $10,109,000 was acquired from new lenders which received detachable warrants to acquire 17.84% of the outstanding common stock of Radio One. Radio One allocated the proceeds between debt and additional paid-in capital, based on the pro-rata value of the debt and detachable warrants issued. As such, $9,419,000 was assigned to debt and $690,000 was assigned to the value of the warrants. The value assigned to the warrants was recorded as an increase in additional paid-in capital. The value assigned to debt was discounted and was to be amortized over the life of the related debt using the effective interest method.

Notes Payable

During 1996, Radio One entered into two notes totaling $51,000 with NationsBank to purchase vehicles. These notes bear interest at 8.74% and 8.49%, require monthly principal and interest payments of $789 and $471 and mature on April 30, 2000, and December 2, 2000.

Refinancing of Debt

During 1995, Radio One retired $22,988,000 of outstanding debt with a portion of the proceeds from the NationsBank Credit Agreement and the proceeds from the $17,000,000 in subordinated debt issued in 1995.

Associated with the retirement of the debt, Radio One incurred certain early prepayment penalties and legal fees, and had to write-off certain deferred financing costs associated with the debt retired. These costs amounted to $468,000 and were recorded as an extraordinary item in the accompanying statements of operations.

During 1997, Radio One retired $45,600,000 of outstanding debt. Associated with the retirement of the debt, the Radio One incurred certain early prepayment penalties and legal fees, and had to write-off certain deferred financing costs associated with the debt retired. These costs amounted to $1,985,000 and were recorded as an extraordinary item in the accompanying statements of operations.

4.     COMMITMENTS AND CONTINGENCIES:

Leases

Radio One has an operating lease for Baltimore office space with a partnership in which two of the partners are stockholders of Radio One (Note 7). This lease expires October 31, 2003. Radio One entered into an operating lease in Lanham, Maryland, for office and studio space. This lease expires December 31, 2011. The operating lease for office and studio space in Philadelphia, Pennsylvania, expired October 31, 1997, and Radio One is currently on a month-to-month basis and negotiating to renew this lease.

The Company leases, under operating lease agreements, a broadcast tower and transmitter facilities in Maryland, Washington, D.C. and Pennsylvania. The leases for the Maryland facilities expire during the period from December 2000 to August 2001. The leases for the Washington, D.C., broadcast tower and transmitter facilities expire during the period May 1999 to November 2001. In addition, the Company leases equipment under various leases, which expire over the next five years.

The following is a schedule of the future minimum rental payments required under the operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 31, 1997.

              For the Year
          Ending December 31,                                                                  Total
          -------------------                                                                  ------
                  1998.................................................................  $      521,000
                  1999.................................................................         553,000
                  2000.................................................................         591,000
                  2001.................................................................         590,000
                  2002.................................................................         391,000
                  Thereafter ..........................................................       3,086,000
                                                                                         --------------
                    Total..............................................................  $    5,732,000
                                                                                         ==============

Total rent expense for the years ended December 31, 1995, 1996 and 1997, was $570,000, $777,000 and $809,000, respectively.

FCC Broadcast Licenses

Each of the Company's radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission (FCC) that have a maximum term of eight years prior to renewal. The Company's radio operating licenses expire at various times from August 1, 1998 to October 1, 2003. Although the Company may apply to renew its FCC licenses, third parties may challenge the Company's renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

Litigation

Radio One has been named as a defendant in several legal actions occurring in the ordinary course of business. It is management's opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company's financial position or results of operations.

Line of Credit

As of December 31, 1997, Radio One had a $7,500,000 outstanding line of credit which will expire October 31, 2000. If this line of credit is drawn on, the interest rate will include the NationsBank base rate plus 1.375%. Radio One's collateral for this line of credit consists of liens and security interest in all common and voting securities convertible or exchangeable into common stock of the Company and substantially all of its assets (other than WYCB Acquisition Corporation and other than common stock of Radio One issued in connection with a public equity offering). This line of credit was not drawn on as of December 31, 1997.

5.     STOCK OPTION PLAN:

Radio One had an Incentive Stock Option Plan (the Plan) which provided for the issuance of qualified and nonqualified stock options to all full-time key employees. The Plan allowed the issuance of up to 25% of the authorized common stock provided certain performance benchmarks are achieved by the Company. Radio One terminated the Plan on May 12, 1997.

During 1995, options were granted to acquire 63.16 shares of common stock at $1 per share. Of the options granted in 1995, options to acquire 57.45 shares vested and were exercised during 1995. As the options were granted significantly below their market value, the Company recognized compensation expense of $778,000 related to the options granted. During June 1997, the remaining option of 5.71 shares of common stock expired.

6.     INCOME TAXES:

Effective January 1, 1996, Radio One converted from a C Corporation to an S Corporation under Subchapter S of the Internal Revenue Code. As an S
Corporation, the stockholders separately account for their pro-rata share of Radio One's income, deductions, losses and credits. Effective May 19, 1997, Radio One converted back to a C Corporation.

In connection with the conversion to a C corporation, in accordance with SEC Staff Accounting Bulletin 4.B, Radio One transferred the amount of the undistributed losses up to the amount of additional paid in capital at the date of conversion to additional paid-in capital.

Prior to January 1, 1996, and subsequent to May 19, 1997, the Company accounted for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS 109). Under SFAS 109, deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

A reconciliation of the statutory federal income taxes to the recorded income tax provision for the years ended December 31, 1995, 1996 and 1997, is as follows:

                                                                    1995             1996             1997
                                                               --------------   --------------   ---------
          Statutory tax (@ 34% rate).........................  $     (630,000)  $   (1,227,000)  $   (1,681,000)
          Effect of state taxes, net of federal..............        (111,000)        (217,000)        (245,000)
          Effect of stock option compensation
              expense   .....................................         275,000              --               --
          Establishment of S corporation loss to its
              stockholders...................................             --         1,444,000          935,000
          Effect of net deferred tax asset in
              conversion to C corporation....................             --               --        (1,067,000)
          Valuation reserve..................................         466,000              --         2,058,000
                                                               --------------   --------------   --------------
              Provision for income taxes.....................  $          --    $          --    $          --
                                                               ==============   ==============   =============

The components of the provision for income taxes for the years ended December 31, 1995 and 1997, are as follows:

                                                                                      1995           1997
                                                                               --------------   --------------
          Current...........................................................   $          --    $          --
          Deferred..........................................................         (466,000)        (991,000)
          Establishment of net deferred tax asset in
              conversion to C corporation...................................              --        (1,067,000)
          Valuation reserve.................................................          466,000        2,058,000
                                                                               --------------   --------------
              Provision for income taxes....................................   $          --    $          --
                                                                               ==============   =============

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement and tax basis of assets and liabilities. The significant components of the Company's deferred tax assets and liabilities as of December 31, 1997, are as follows:


                                                                                                    1997
          Deferred tax assets-                                                                  ----------
              FCC and other intangibles amortization..........................................  $  180,000
              Reserve for bad debts...........................................................     353,000
              Goodwill........................................................................      66,000
              NOL carryforward................................................................   1,746,000
              Other...........................................................................       2,000
                                                                                                ----------
                    Total deferred tax assets.................................................   2,347,000
          Deferred tax liabilities-
              Depreciation....................................................................
              Other...........................................................................
                    Total deferred tax liabilities............................................    (279,000)
                                                                                                   (10,000)
                                                                                                ----------
          Net deferred tax asset..............................................................    (289,000)
                                                                                                ----------
          Less:  Valuation reserve............................................................   2,058,000

          Deferred taxes included in the accompanying
          consolidated balance sheets......................................................... $(2,058,000)
                                                                                               ============

A 100% valuation reserve has been applied against the net deferred tax asset as its realization was not more likely than not to be realized.

As of December 31, 1997, there was an approximate $5,100,000 of available net operating loss carryforwards.

7.     RELATED PARTY TRANSACTIONS:

In September 1990, Radio One purchased a building in the name of the majority stockholder for $73,000. All rental income generated from the office building was received and used by Radio One. The building was sold during fiscal year 1995. This transaction resulted in no gain or loss to the Company. In addition, Radio One leases office space for $8,000 per month from a partnership in which two of the partners are stockholders of Radio One (Note 4). Total rent paid to the stockholders for fiscal years 1995, 1996 and 1997, was $134,000, $96,000 and $96,000, respectively. Radio One also has a net receivable as of December 31, 1996 and 1997, of approximately $78,000 and $68,000, respectively, due from Radio One of Atlanta, Inc. (ROA), of which an executive officer and stockholder of Radio One holds voting control of the capital stock in ROA. Radio One also charges ROA a management fee of approximately $100,000 per year.

8.     PROFIT SHARING:

Radio One has a 401(k) profit sharing plan for its employees. Radio One can contribute to the plan at the discretion of its Board of Directors. Radio One made no contribution to the plan during fiscal year 1995, 1996 or 1997.

                        RADIO ONE, INC. AND SUBSIDIARIES
                               INDEX TO SCHEDULES

                                                                          Page
                                                                          ----

Report of Independent Public Accountants...............................   S-2
Schedule II - Valuation and Qualifying
Accounts...............................................................   S-3

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of Radio One, Inc.:

We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets and statements of operations, changes in stockholders' deficit and cash flows of Radio One, Inc. and subsidiaries (the Company) included in this Form 10-K registration statement and have issued our report thereon dated February 19, 1998. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                             ARTHUR ANDERSEN LLP

Baltimore, Maryland,
    February 19, 1998

                        RADIO ONE, INC. AND SUBSIDIARIES
                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
                                 (IN THOUSANDS)

                                                             BALANCE AT      ADDITIONS                        BALANCE
                                                             BEGINNING       CHARGED TO                       AT END
                       DESCRIPTION                            OF YEAR         EXPENSE       DEDUCTIONS        OF YEAR
                       -----------                            -------         -------       ----------        -------

ALLOWANCE FOR DOUBTFUL ACCOUNTS:
1995....................................................     $    468        $    298        $     97        $    669

1996....................................................          669             628             532             765

1997....................................................          765             894             755             904

TAX VALUATION RESERVE:

1995....................................................          739             328             --            1,067

1996....................................................        1,067             --            1,067             --

1997....................................................          --            2,058             --            2,058
