Form 10-Q
period 1997-01-01
RADIO ONE INC
filed 1998-05-14
CIK 1041657

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998
                          Commission File No. 333-30795

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

                                             Yes   X        No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                         Outstanding at May 13, 1998
      ------------------------------------        ---------------------------
      Class A Common Stock, $.01 Par Value                   138.45
      Class B Common Stock, $.01 Par Value                     0

--------------------------------------------------------------------------------

                        RADIO ONE, INC. AND SUBSIDIARIES

                                    Form 10-Q
                      For the Quarter Ended March 31, 1998

                                TABLE OF CONTENTS

                                                                            Page

PART I    FINANCIAL INFORMATION

ITEM 1    Consolidated Financial Statements                                    3

          Consolidated  Balance  Sheets as of  December  31,  1997 and
               March 31, 1998 (Unaudited)                                      4

          Consolidated  Statements of Operations  for the three months
               ended March 30, 1997 and March 31, 1998 (Unaudited)             5

          Consolidated Statements of Changes in Stockholders'  Deficit
               for the year ended  December 31, 1997 and for the three
               months ended March 31, 1998 (Unaudited)                         6

          Consolidated  Statements  of Cash Flows for the three months
               ended March 30, 1997 and March 31, 1998 (Unaudited)             7

          Notes to Consolidated Financial Statements                           8

ITEM 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                            10


PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings                                                   13

ITEM 2    Changes in Securities                                               13

ITEM 3    Defaults upon Senior Securities                                     13

ITEM 4    Submission of Matters to a Vote of Security Holders                 13

ITEM 5    Other Information                                                   13

ITEM 6    Exhibits and Reports on Form 8-K                                    13

SIGNATURES                                                                    14

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(See pages 4-7 -- This page intentionally left blank.)

                        RADIO ONE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                   AS OF DECEMBER 31, 1997, AND MARCH 31, 1998

ASSETS                                                                                December 31,         March 31,
                                                                                          1997               1998
                                                                                    ----------------   ----------------
                                                                                                          (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                       $      8,500,000   $     12,288,000
    Trade accounts receivable, net of allowance for doubtful
       accounts of $904,000 and $735,000, respectively                                     8,722,000          7,110,000
    Prepaid expenses and other                                                               315,000            345,000
                                                                                    ----------------   ----------------
          Total current assets                                                            17,537,000         19,743,000

PROPERTY AND EQUIPMENT, net                                                                4,432,000          4,687,000

INTANGIBLE ASSETS, net                                                                    54,942,000         57,221,000

OTHER ASSETS                                                                               2,314,000          2,266,000
                                                                                    ----------------   ----------------

          Total assets                                                              $     79,225,000   $     83,917,000
                                                                                    ================   ================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                                 $       258,000   $        550,000
    Accrued expenses                                                                       3,029,000          4,539,000
                                                                                    ----------------   ----------------
          Total current liabilities                                                        3,287,000          5,089,000

LONG-TERM DEBT AND DEFERRED INTEREST                                                      74,954,000         79,547,000
                                                                                    ----------------   ----------------
          Total liabilities                                                               78,241,000         84,636,000
                                                                                    ----------------   ----------------

COMMITMENTS AND CONTINGENCIES

SENIOR CUMULATIVE REDEEMABLE PREFERRED STOCK:

    Series A, $.01 par value, 100,000 shares authorized, 84,843 shares
       issued and outstanding                                                              9,310,000          9,661,000

    Series B, $.01 par value, 150,000 shares authorized, 124,467 shares
       issued and outstanding                                                             13,658,000         14,172,000

STOCKHOLDERS' DEFICIT:

    Common stock - Class A, $.01 par value, 1,000 shares authorized,
       138.45 shares issued and outstanding                                                       -                  -
    Common stock - Class B, $.01 par value, 1,000 shares authorized,
       no shares issued and outstanding                                                           -                  -
    Additional paid-in capital                                                                    -                  -
    Accumulated deficit                                                                  (21,984,000)       (24,552,000)
                                                                                    ----------------   ----------------

          Total stockholders' deficit                                                    (21,984,000)       (24,552,000)
                                                                                    ----------------   ----------------

          Total liabilities and stockholders' deficit                                $    79,225,000   $     83,917,000
                                                                                     ===============   ================

        The accompanying notes are an integral part of these consolidated balance sheets.

                        RADIO ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

          FOR THE THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1998

                                                                                         Three Months Ended
                                                                                -------------------------------------
                                                                                    March 30,           March 31,
                                                                                      1997                1998
                                                                                ----------------    ----------------
                                                                                             (Unaudited)
REVENUES:
    Broadcast revenues, including barter revenues
       of $187,000 and $173,000, respectively                                   $      6,298,000      $    9,097,000
    Less:  Agency commissions                                                            766,000           1,074,000
                                                                                ----------------    ----------------

          Net broadcast revenues                                                       5,532,000           8,023,000
                                                                                ----------------    ----------------

OPERATING EXPENSES:
    Program and technical                                                              1,196,000           1,635,000
    Selling, general and administrative                                                2,778,000           3,429,000
    Corporate expenses                                                                   695,000             641,000
    Depreciation and amortization                                                      1,079,000           1,773,000
                                                                                ----------------    ----------------
          Total operating expenses                                                     5,748,000           7,478,000
                                                                                ----------------    ----------------

          Broadcast operating (loss) income                                             (216,000)            545,000

INTEREST EXPENSE, including amortization of
    deferred financing costs                                                           1,765,000           2,378,000

OTHER INCOME, net                                                                         21,000             130,000
                                                                                ----------------    ----------------

          Loss before provision for income taxes                                      (1,960,000)         (1,703,000)

PROVISION FOR INCOME TAXES                                                                    -                   -
                                                                                ----------------    ---------------

          Net loss                                                              $     (1,960,000)     $   (1,703,000)
                                                                                ================      ==============




              The accompanying notes are an integral part of these
                            consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                  AND FOR THE THREE MONTHS ENDED MARCH 31, 1998

                             Common        Common        Additional                           Total
                             Stock         Stock          Paid-In       Accumulated       Stockholders'
                             Class A       Class B        Capital         Deficit            Deficit
                            -----------   -----------   -----------    --------------    --------------
BALANCE, as of
    December 31, 1996       $        -    $        -    $ 1,205,000    $  (16,208,000)   $  (15,003,000)

    Net loss                         -             -             -         (4,944,000)       (4,944,000)

    Effect of
       conversion to
       C corporation                 -             -     (1,205,000)        1,205,000                -

    Preferred stock
       dividends earned              -             -             -         (2,037,000)       (2,037,000)
                            -----------   -----------   -----------    --------------    --------------

BALANCE, as of
December 31, 1997                    -             -             -        (21,984,000)      (21,984,000)

    Net loss                         -             -             -         (1,703,000)       (1,703,000)

    Preferred stock
       dividends earned              -             -             -           (865,000)         (865,000)
                            -----------   -----------   -----------    --------------    --------------

BALANCE, as of
    March 31,1998
    (Unaudited)             $        -    $        -    $        -     $  (24,552,000)   $  (24,552,000)
                            ===========   ===========   ===========    ==============    ==============


              The accompanying notes are an integral part of these
                            consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

          FOR THE THREE MONTHS ENDED MARCH 30, 1997 AND MARCH 31, 1998

                                                                                         Three Months Ended
                                                                                --------------------------------------
                                                                                    March 30,           March 31,
                                                                                      1997                1998
                                                                                  --------------      --------------
                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $   (1,960,000)     $   (1,703,000)
    Adjustments to reconcile net loss to net cash from
       operating activities:
       Depreciation and amortization                                                   1,079,000           1,773,000
       Amortization of debt financing costs and
          unamortized discount                                                            66,000              55,000
       Deferred interest                                                                 643,000             843,000
       Effect of change in operating assets and liabilities-
          Trade accounts receivable                                                      950,000           1,612,000
          Prepaid expenses and other                                                    (218,000)            (30,000)
          Other assets                                                                        -               48,000
          Accounts payable                                                               759,000             292,000
          Accrued expenses                                                               385,000           1,510,000
                                                                                  --------------      --------------

              Net cash flows from operating activities                                 1,704,000           4,400,000
                                                                                  --------------      --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                  (119,000)           (612,000)
                                                                                  --------------      --------------

              Net cash flows from investing activities                                  (119,000)           (612,000)
                                                                                  --------------      --------------

INCREASE IN CASH AND CASH EQUIVALENTS                                                  1,585,000           3,788,000

CASH AND CASH EQUIVALENTS, beginning of period                                         1,708,000           8,500,000
                                                                                  --------------      --------------

CASH AND CASH EQUIVALENTS, end of period                                          $    3,293,000      $   12,288,000
                                                                                  ==============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for-

       Interest                                                                   $      695,000      $           -
                                                                                  ==============      =============

       Income taxes                                                               $           -       $           -
                                                                                  ==============      =============


              The accompanying notes are an integral part of these
                            consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 MARCH 31, 1998

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Business

Radio One, Inc. (a Delaware corporation referred to as Radio One) and its subsidiaries, Radio One Licenses, Inc. (successor by merger to Radio One Licenses LCC) and WYCB Acquisition Corporation (Delaware corporations) (collectively referred to as the Company) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and operates four radio stations in Washington, D.C.; WOL-AM, WMMJ-FM, WKYS-FM and WYCB-AM, four radio stations in Baltimore, Maryland; WWIN-AM, WWIN-FM, WOLB-AM and WERQ-FM and one radio station in Philadelphia, Pennsylvania; WPHI-FM. The Company is highly leveraged, which requires substantial semi-annual interest payments and may impair the Company's ability to obtain additional working capital financing. The Company's operating results are significantly affected by its market share in the markets that it has stations.

Interim Financial Statements

The consolidated financial statements for the three months ended March 30, 1997 and March 31, 1998, are unaudited, but in the opinion of management, such financial statements have been presented on the same basis as the audited consolidated financial statements and include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position, and results of operations and cash flows for these periods.

As permitted under the applicable rules and regulations of the Securities and Exchange Commission, these financial statements do not include all disclosures normally included with audited consolidated financial statements, and, accordingly, should be read in conjunction with the consolidated financial statements and notes thereto as of December 31, 1996 and 1997, included in the Company's Form 10-K filed. The results of operations presented in the accompanying consolidated financial statements are not necessarily representative of operations for an entire year.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Radio One and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

WYCB-AM Acquisition

On March 16, 1998, WYCB Acquisition Corporation, an unrestricted subsidiary of Radio One, acquired all the stock of Broadcast Holdings, Inc. for $3,750,000. The acquisition was financed with a promissory note for $3,750,000 at 13% due 2001, which pays quarterly cash interest payments at an annual rate of 10% through 2001, with the remaining interest being added to the principal balance. In conjunction with the issuance of the promissory note, WYCB Acquisition Corporation granted a security interest in all of the stock and assets of Broadcast Holdings, Inc. to Allied Capital Financial Corporation ("Allied"). Allied also received a Stock Purchase Warrant from Radio One which entitles it to acquire up to 40,000 shares of Series A Preferred Stock of Radio One if WYCB Acquisition Corporation defaults on the payment of the promissory note, and the stock and assets of Broadcast Holdings, Inc. are insufficient to pay the entire amount owed under the promissory note. The operations of WYCB-AM have been included in the consolidated statement of operations of Radio One since the acquisition date. The acquisition of Broadcast Holdings, Inc. is not material to the Company.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management Discussion and Analysis combined in the Company's Form 10-K filed for the year ended December 31, 1997.

RESULTS OF OPERATIONS

     Comparison of periods ended March 30, 1997 to the periods ended March 31, 1998.

                                                          Three months                  Three months
                                                              ended                        ended
                                                            March 30,                    March 31,
                                                              1997                          1998
                                                         ----------------              ---------------
STATEMENT OF OPERATIONS DATA:
      Net broadcast revenues                             $     5,523,000               $    8,023,000
                                                         ----------------              ---------------
      Operating expenses excluding
         depreciation and amortization                         4,669,000                    5,705,000
      Depreciation and amortization                            1,079,000                    1,773,000
                                                         ----------------              ---------------
      Broadcast operating income (loss)                        (216,000)                      545,000
      Interest expense                                         1,765,000                    2,378,000
      Other income, net                                           21,000                      130,000
                                                         ----------------              ---------------
      Loss before provision for income
         taxes                                               (1,960,000)                  (1,703,000)
      Provision for income taxes                                    -                            -
                                                         ----------------              ---------------
      Net loss                                           $   (1,960,000)               $  (1,703,000)
                                                         ==============                =============

OTHER DATA:
      Broadcast cash flow (a)                            $     1,558,000               $    2,959,000
      Broadcast cash flow margin                                   28.2%                        36.9%
      Operating cash flow (b)                            $       863,000               $    2,318,000
      Operating cash flow margin                                   15.6%                        28.9%
      Corporate Expenses                                 $       695,000               $      641,000



     Net broadcast revenues increased to approximately $8.0 million for the three months ended March 31, 1998 from approximately $5.5 million for the three months ended March 30, 1997 or 45.5%. This increase in net broadcast revenues was the result of significant broadcast revenue growth in both the Company's Washington, DC and Baltimore, MD markets as the Company benefited from historical ratings increases at its larger radio stations, improved power ratios at these stations as well as industry growth in each of these markets. Additional revenue gains were derived from various special events held and/or sponsored by the Company in the first quarter as well as from the Company's acquisition of radio station WPHI-FM in Philadelphia, PA in early-1997.

     Operating expenses excluding depreciation and amortization increased to approximately $5.7 million for the three months ended March 31, 1998 from approximately $4.7 million for the three months ended March 30, 1997 or 21.3%. This increase in expenses was primarily related to increases in sales commissions and license fees due to significant revenue growth, and additional programming costs related to ratings gains experienced by the Company's overall growth.

     Broadcast operating income increased to $545,000 for the three months ended March 31, 1998 from ($216,000) for the three months ended March 30, 1997. This increase was attributable to the increases in broadcast revenues partially offset by higher operating expenses and higher depreciation and amortization expenses associated with the WPHI-FM acquisition.

     Interest expense increased to approximately $2.4 million for the three months ended March 31, 1998 from approximately $1.8 million for the three months ended March 30, 1997 or 33.3%. This increase relates primarily to the May 19, 1997 issuance of the Company's approximately $85.5 million in 12% Senior Subordinated Notes Due 2004 and the associated retirement of the Company's approximately $45.6 million bank credit facility which was in place prior to that time and was redeemed with the proceeds from the Notes Offering.

     Other income increased to $130,000 for the three months ended March 31, 1998 from $21,000 for the three months ended March 30, 1997. This increase was primarily attributable to higher interest income due to higher cash balances associated with the Company's cash flow growth and capital raised in the Company's 1997 Notes Offering.

     Loss before  provision  for income taxes  decreased to  approximately  $1.7 million for the three months ended March 31, 1998 from approximately $2.0 million for the three months ended March 30, 1997 or 15.0%. This decrease was due to higher operating income and other income partially offset by higher interest expense associated with the Company's 1997 Notes Offering.

     Net loss decreased to approximately $1.7 million for the three months ended March 31, 1998 from approximately $2.0 million for the three months ended March 30, 1997 or 15.0%. This decrease was due to higher operating income and other income partially offset by higher interest expense associated with the Company's 1997 Notes Offering.

     Broadcast cash flow increased to approximately $3.0 million for the three months ended March 31, 1998 from approximately $1.6 million for the three months ended March 30, 1997 or 87.5%. This increase was attributable to the increase in broadcast revenues partially offset by higher operating expenses as described above.

     Operating cash flow increased to approximately $2.3 million for the three months ended March 31, 1998 from $863,000 for the three months ended March 30, 1997 or 166.5%. This increase was attributable to the increases in broadcast revenues partially offset by higher operating expenses and higher corporate expenses as described above.

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

LIQUIDITY AND CAPITAL RESOURCES

     The capital structure of the Company consists of the Company's outstanding long-term debt, preferred stock and stockholders' deficit. The stockholders' deficit consists of common stock and accumulated deficit. The Company's balance of cash and cash equivalents was $8.5 million as of December 31, 1997. The Company's balance of cash and cash equivalents was approximately $12.3 million as of March 31, 1998. The Company's primary source of liquidity is cash provided by operations.

     Net cash flow from operating  activities  increased to  approximately  $4.4 million for the three months ended March 31, 1998 from approximately $1.7 million for the three months ended March 30, 1997 or 158.8%. This increase was due to a lower net loss offset by higher non-cash charges and lower outstanding accounts receivable at the end of the first quarter, which is traditionally the slowest quarter of the year from a revenue perspective. Non cash expenses of depreciation and amortization increased to approximately $1.8 million for the three months ended March 31, 1998 from approximately $1.1 million for the three month months ended March 30, 1997 or 63.6% due to the acquisition of radio station WPHI-FM in the second quarter of 1997 as well as leasehold improvements made to the Company's new headquarters and Washington, DC radio studios in the second half of 1997.

     Net cash flow used in investing activities increased to $612,000 for the three months ended March 31, 1998 compared to $119,000 for the three months ended March 30, 1997 or 414.3%. During the three months ended March 31, 1998, the Company made purchases of capital equipment totaling $612,000. During the three months ended March 30, 1997 the Company made purchases of capital equipment totaling $119,000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None

ITEM 2. CHANGES IN SECURITIES

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the first quarter of 1998, the Company's stockholders approved an increase in the number of authorized shares of 15% Series A Cumulative Redeemable Preferred Stock from 100,000 to 140,000.

     During the first quarter of 1998, Broadcast Holding, Inc.'s stockholders approved an amendment to the bylaws to increase the number of directors to five and elected five individuals to serve as directors.

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RADIO ONE, INC.

                            ----------------------------------------------------
May 13, 1998                Scott R.  Royster

                            Executive Vice President and Chief Financial Officer (Principal Accounting Officer)