Form 10-Q
period 1998-06-30
RADIO ONE INC
filed 1998-08-14
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998
                          Commission File No. 333-30795

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

                   Class                         Outstanding at August 14, 1998
                   -----                         ------------------------------
     Class A Common Stock, $.01 Par Value                  138.45
     Class B Common Stock, $.01 Par Value                       0

                        RADIO ONE, INC. AND SUBSIDIARIES

                                    Form 10-Q
                       For the Quarter Ended June 30, 1998



                                TABLE OF CONTENTS



                                                                                     Page
                                                                                     ----
PART I    FINANCIAL INFORMATION

ITEM 1    Consolidated Financial Statements                                            3

          Consolidated Balance Sheets as of                                            4
               December 31, 1997 and June 30, 1998 (Unaudited)

          Consolidated Statements of Operations for the                                5
               Three months and six months ended June 29, 1997 and June 30, 1998
                (Unaudited)

          Consolidated Statements of Changes in Stockholders' Deficit for the          6
               Six months ended June 30, 1998 (Unaudited)

          Consolidated Statements of Cash Flows for the                                7
               Six months ended June 29, 1997 and June 30, 1998 (Unaudited)

          Notes to Consolidated Financial Statements                                   8

ITEM 2    Management's Discussion and Analysis of Financial                           10
               Condition and Results of Operations


PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings                                                           14

ITEM 2    Changes in Securities                                                       14

ITEM 3    Defaults upon Senior Securities                                             14

ITEM 4    Submission of Matters to a Vote of Security Holders                         14

ITEM 5    Other Information                                                           14

ITEM 6    Exhibits and Reports on Form 8-K                                            14

SIGNATURES                                                                            15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        RADIO ONE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                    AS OF DECEMBER 31, 1997 AND JUNE 30, 1998

                                                                                      December 31,         June 30,
                                                                                          1997               1998
                                                                                          ----               ----
                                                                                                         (Unaudited)
                           ASSETS
CURRENT ASSETS:
    Cash and cash equivalents                                                       $      8,500,000   $      3,431,000
    Trade accounts receivable, net of allowance for doubtful
       accounts of $904,000 and $699,000, respectively                                     8,722,000         10,870,000
    Prepaid expenses and other                                                               315,000            312,000
                                                                                    ----------------   ----------------
          Total current assets                                                            17,537,000         14,613,000
PROPERTY AND EQUIPMENT, net                                                                4,432,000          6,159,000
INTANGIBLE ASSETS, net                                                                    54,942,000         89,236,000
OTHER ASSETS                                                                               2,314,000            868,000
                                                                                    ----------------   ----------------
          Total assets                                                              $     79,225,000   $    110,876,000
                                                                                    ================   ================
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
    Accounts payable                                                                 $       258,000   $        473,000
    Accrued expenses                                                                       3,029,000          4,169,000
                                                                                    ----------------   ----------------
          Total current liabilities                                                        3,287,000          4,642,000
LONG-TERM DEBT AND DEFERRED INTEREST                                                      74,954,000        105,821,000
                                                                                    ----------------   ----------------
          Total liabilities                                                               78,241,000        110,463,000
                                                                                    ----------------   ----------------
COMMITMENTS AND CONTINGENCIES
SENIOR CUMULATIVE REDEEMABLE PREFERRED STOCK:
    Series A, $.01 par value, 100,000 shares authorized, 84,843 shares
       issued and outstanding                                                              9,310,000         10,029,000
    Series B, $.01 par value, 150,000 shares authorized, 124,467 shares
       issued and outstanding                                                             13,658,000         14,712,000

STOCKHOLDERS' DEFICIT:
    Common stock - Class A, $.01 par value, 1,000 shares authorized,
       138.45 shares issued and outstanding                                                       -                  -
    Common stock - Class B, $.01 par value, 1,000 shares authorized,
       no shares issued and outstanding                                                           -                  -
    Additional paid-in capital                                                                    -                  -
    Accumulated deficit                                                                  (21,984,000)       (24,328,000)
                                                                                    ----------------   ----------------
          Total stockholders' deficit                                                    (21,984,000)       (24,328,000)
                                                                                    ----------------   ----------------
          Total liabilities and stockholders' deficit                                $    79,225,000   $    110,876,000
                                                                                     ===============   ================

                   The accompanying notes are an integral part
                     of these consolidated balance sheets.

                        RADIO ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

    FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1998
                                   (Unaudited)

                                                             Three Months Ended                  Six Months Ended
                                                      -------------------------------------------------------------------------
                                                         June 29,          June 30,          June 29,         June 30,
                                                           1997             1998              1997              1998
                                                           ----             ----              ----              ----
REVENUES:
    Broadcast revenues                                $     8,827,000    $  13,231,000   $    15,126,000     $  22,328,000
    Less:  Agency commissions                               1,124,000        1,726,000         1,890,000         2,800,000
                                                      ---------------  ---------------   ---------------   ---------------
          Net broadcast revenues                            7,703,000       11,505,000        13,236,000        19,528,000
                                                      ---------------  ---------------   ---------------   ---------------
OPERATING EXPENSES:
    Program and technical                                   1,537,000        1,868,000         2,734,000         3,503,000
    Selling, general and administrative                     3,080,000        3,578,000         5,858,000         7,007,000
    Corporate expenses                                        385,000          678,000         1,080,000         1,319,000
    Depreciation and amortization                           1,287,000        1,859,000         2,366,000         3,632,000
                                                      ---------------  ---------------   ---------------   ---------------
          Total operating expenses                          6,289,000        7,983,000        12,038,000        15,461,000
                                                      ---------------  ---------------   ---------------   ---------------
          Broadcast operating income                        1,414,000        3,522,000         1,198,000         4,067,000
INTEREST EXPENSE, including
    amortization of deferred financing costs                2,430,000        2,547,000         4,195,000         4,925,000
OTHER INCOME, net                                             (87,000)        (156,000)         (107,000)         (286,000)
                                                      ---------------  ---------------   ---------------   ---------------
          (Loss) income before provision for
              income taxes and extraordinary                 (929,000)       1,131,000        (2,890,000)         (572,000)
              item

PROVISION FOR INCOME TAXES                                         -                -                 -                 -
                                                      ---------------  ---------------   ---------------   --------------
          (Loss) income before
              extraordinary item                             (929,000)       1,131,000        (2,890,000)         (572,000)

EXTRAORDINARY ITEM:
    Loss on early retirement of debt                        1,985,000               -          1,985,000                -
                                                      ---------------  ---------------   ---------------   --------------
          Net (loss) income                           $    (2,914,000)   $   1,131,000   $    (4,875,000)    $    (572,000)
                                                      ===============    =============   ===============     =============

                   The accompanying notes are an integral part
                        of these consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                      FOR THE YEAR ENDED DECEMBER 31, 1997

                     AND THE SIX MONTHS ENDED JUNE 30, 1998


                                           Common        Common        Additional                          Total
                                            Stock         Stock         Paid-In        Accumulated      Stockholders'
                                           Class A       Class B         Capital        Deficit           Deficit
                                           -------       -------         -------        -------           -------

BALANCE, as of December 31, 1996        $        -    $        -    $ 1,205,000     $  (16,208,000)  $  (15,003,000)
    Net loss                                     -             -             -          (4,944,000)      (4,944,000)
    Effect of conversion to
       C corporation                             -             -     (1,205,000)         1,205,000               -
    Preferred stock dividends
       earned                                    -             -             -          (2,037,000)      (2,037,000)
                                        -----------   -----------   -----------     --------------   --------------

BALANCE, as of December 31, 1997                 -             -             -         (21,984,000)     (21,984,000)
    Net loss                                     -             -             -            (572,000)        (572,000)
    Preferred stock dividends
       earned                                    -             -             -          (1,772,000)      (1,772,000)
                                        -----------   -----------   -----------     --------------   --------------
BALANCE, as of June 30, 1998
    (Unaudited)                         $        -    $        -    $        -      $(  24,328,000)  $  (24,328,000)
                                        ===========   ===========   ===========     ==============   ==============


                   The accompanying notes are an integral part
                        of these consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

            FOR THE SIX MONTHS ENDED JUNE 29, 1997 AND JUNE 30, 1998

                                   (Unaudited)


                                                                                          Six Months Ended,
                                                                                -------------------------------------------
                                                                                     June 29,           June 30,
                                                                                      1997                1998
                                                                                ----------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                      $   (4,874,000)     $     (572,000)
    Adjustments to reconcile net loss to net cash from
       operating activities:
       Depreciation and amortization                                                   2,366,000           3,632,000
       Amortization of debt financing costs, unamortized
          discount and deferred interest                                               1,572,000           1,804,000
       Loss on extinguishment of debt                                                  1,985,000                  -
       Effect of change in operating assets and liabilities-
          Trade accounts receivable                                                   (1,055,000)         (1,319,000)
          Prepaid expenses and other                                                    (214,000)            166,000
          Other assets                                                                   163,000            (485,000)
          Decrease in due from affiliates                                                     -               43,000
          Accounts payable                                                               567,000             223,000
          Accrued expenses                                                               583,000             804,000
                                                                                ----------------    ----------------
              Net cash flows from operating activities                                 1,093,000           4,296,000
                                                                                ----------------    ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                  (664,000)         (1,103,000)
    Deposits and payments for station purchases                                      (19,107,000)        (32,529,000)
                                                                                ----------------    ----------------
              Net cash flows from investing activities                               (19,771,000)        (33,632,000)
                                                                                ----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                                (45,599,000)           (453,000)
    Proceeds from new debt                                                            72,750,000          25,350,000
    Deferred debt financing costs                                                     (1,399,000)           (630,000)
                                                                                ----------------    ----------------
              Net cash flows from financing activities                                25,752,000          24,267,000
                                                                                ----------------    ----------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                       7,074,000          (5,069,000)

CASH AND CASH EQUIVALENTS, beginning of period                                         1,708,000           8,500,000
                                                                                ----------------    ----------------

CASH AND CASH EQUIVALENTS, end of period                                          $    8,782,000      $    3,431,000
                                                                                  ==============      ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for-
       Interest                                                                   $    1,480,000      $    3,104,000
                                                                                  ==============      ==============
       Income taxes                                                               $           -       $           -
                                                                                  ==============      =============

                   The accompanying notes are an integral part
                        of these consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                      DECEMBER 31, 1997, AND JUNE 30, 1998

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Business

Radio One, Inc. (a Delaware corporation referred to as Radio One) and its subsidiaries, Radio One Licenses, Inc. (successor by merger to Radio One Licenses LCC), WYCB Acquisition Corporation (Delaware corporations) and Bell Broadcasting Company (a Michigan corporation) (collectively referred to as the Company) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and operates four radio stations in Washington, D.C.; WOL-AM, WMMJ-FM, WKYS-FM and WYCB-AM, four radio stations in Baltimore, Maryland; WWIN-AM, WWIN-FM, WOLB-AM and WERQ-FM, one radio station in Philadelphia, Pennsylvania; WPHI-FM, two radio stations in Detroit, Michigan; WCHB-AM, WCHB-FM, and one radio station in Kingsley, Michigan; WJZZ-AM. The Company is highly leveraged, which requires substantial semi-annual interest payments and may impair the Company's ability to obtain additional working capital financing. The Company's operating results are significantly affected by its market share in the markets that it has stations.

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

Interim Financial Statements

The interim consolidated financial statements included herein for Radio One and subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Results for interim periods are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1997 financial statements and notes thereto included in the Company's annual report on Form 10-K.

2.     ACQUISITIONS:

Bell Broadcasting Acquisition

On June 30, 1998, Radio One purchased all of the outstanding stock of Bell Broadcasting Company (Bell), which owns three radio stations in Michigan for approximately $34.2 million plus the costs of additional assets acquired in the transaction. Radio One financed this acquisition through a combination of cash and $25.4 million borrowed under a $32.5 million line of credit with Credit Suisse First Boston and NationsBank, N.A. On June 30, 1998 the interest rate on this facility was LIBOR plus 2.25%. The acquisition of Bell resulted in the recording of approximately $33.1 million of intangible assets from the Bell purchase price being in excess of the net book value of Bell.

WYCB-AM ACQUISITION

On March 16, 1998, WYCB Acquisition Corporation, an unrestricted subsidiary of Radio One, acquired all the stock of Broadcast Holdings, Inc. for $3,750,000. The acquisition was financed with a promissory note for $3,750,000 at 13% due 2001, which pays quarterly cash interest payments at an annual rate of 10% through 2001, with the remaining interest being added to the principal.

3.     NEW AUTHORITATIVE STANDARDS:

During 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted SFAS No. 130 during the six months ended June 30, 1998, and has determined that the adoption of this statement has no impact on the financial statements as the Company has no comprehensive income adjustments.

During 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which is effective for fiscal years beginning after December 15, 1997. This statement establishes a new approach for determining segments within a company and reporting information on those segments. The Company has performed a preliminary assessment of this statement and believes that no disclosure is necessary as the Company has only one segment.

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

RESULTS OF OPERATIONS

         Comparison of periods ended June 29, 1997 to the periods ended June 30, 1998.


                                              Three Months Ended                      Six Months Ended
                                              ------------------                      ----------------
                                      June 29, 1997       June 30, 1998       June 29, 1997      June 30, 1998
                                      ---------------    ----------------    ----------------    ---------------
STATEMENT OF OPERATIONS DATA:
      Net broadcast revenues          $    7,703,000     $    11,505,000     $    13,236,000      $  19,528,000
                                      ---------------    ----------------    ----------------    ---------------
      Operating expenses
      excluding                            5,002,000           6,124,000           9,672,000         11,829,000
      depreciation and amortization
      Depreciation and amortization        1,287,000           1,859,000           2,366,000          3,632,000
                                      ---------------    ----------------    ----------------    ---------------
      Broadcast operating income           1,414,000           3,522,000           1,198,000          4,067,000
      Interest expense                     2,430,000           2,547,000           4,195,000          4,925,000
      Other income                            87,000             156,000             107,000            286,000
                                      ---------------    ----------------    ----------------    ---------------
      Income (loss) before provision
           for income taxes                 (929,000)          1,131,000          (2,890,000)          (572,000)
      Provision for income taxes                -                    -                  -                   -
                                      ---------------    ----------------    ----------------    ---------------
      Income (loss) before
           extraordinary item               (929,000)          1,131,000          (2,890,000)          (572,000)
      Extraordinary item                   1,985,000                 -             1,985,000                -
                                      ---------------    ----------------    ----------------    ---------------
      Net Income (loss)               $   (2,914,000)      $   1,131,000     $    (4,875,000)      $   (572,000)
                                      ===============    ================    ================    ===============

OTHER DATA:
      Broadcast cash flow (a)             $3,086,000          $6,059,000          $4,644,000         $9,018,000
      Broadcast cash flow margin                40.1%               52.7%               35.1%              46.2%
      Operating cash flow (b)             $2,701,000          $5,381,000          $3,564,000         $7,699,000
      Operating cash flow margin                35.1%               46.8%               26.9%              39.4%
      Corporate Expenses                 $   385,000         $   678,000          $1,080,000         $1,319,000


         Net broadcast revenues increased to approximately $11.5 million for the three months ended June 30, 1998 from approximately $7.7 million for the three months ended June 29, 1997 or 49.4%. Net broadcast revenues increased to approximately $19.5 million for the six months ended June 30, 1998 from approximately $13.2 million for the six months ended June 29, 1997 or 47.7%. These increases in net broadcast revenues were the result of significant broadcast revenue growth in both the Company's Washington, DC and Baltimore, MD markets as the Company benefited from recent ratings increases at its larger radio stations, improved power ratios at these stations as well as industry growth in each of these markets. Additional revenue gains were derived from the Company's acquisition of radio station WPHI-FM in Philadelphia, PA in early-1997.

         Operating expenses excluding depreciation and amortization increased to approximately $6.1 million for the three months ended June 30, 1998 from approximately $5.0 million for the three months ended June 29, 1997 or 22.0%. Operating expenses excluding depreciation and amortization increased to approximately $11.8 million for the six months ended June 30, 1998 from approximately $9.7 million for the six months ended June 29, 1997 or 21.6%. These increases in expenses were primarily related to increases in sales commissions and license fees due to significant revenue growth, and additional programming costs related to ratings gains experienced by the Company's overall growth.

         Broadcast operating income increased to approximately $3.5 million for the three months ended June 30, 1998 from approximately $1.4 million for the three months ended June 29, 1997 or 150%. Broadcast operating income increased to approximately $4.1 million for the six months ended June 30, 1998 from approximately $1.2 million for the six months ended June 29, 1997 or 241.7%. These increases were attributable to the increases in broadcast revenues partially offset by higher operating expenses and higher depreciation and amortization expenses associated with the WPHI-FM acquisition.

         Interest expense increased to approximately $2.5 million for the three months ended June 30, 1998 from approximately $2.4 million for the three months ended June 29, 1997 or 4.2%. Interest expense increased to approximately $4.9 million for the six months ended June 30, 1998 from approximately $4.2 million for the six months ended June 29, 1997 or 16.7%. These increases relate primarily to the May 19, 1997 issuance of the Company's approximately $85.5 million in 12% Senior Subordinated Notes Due 2004 and the associated retirement of the Company's approximately $45.6 million bank credit facility which was in place prior to that time and was redeemed with the proceeds from the Notes Offering and the exchange of approximately $20.9 million of 15% Senior Cumulative Redeemable Preferred Stock for an equal amount of the Company's then outstanding subordinated notes and accrued interest.

         Other income increased to $156,000 for the three months ended June 30, 1998 from $87,000 for the three months ended June 29, 1997 or 79.3%. Other income increased to $286,000 for the six months ended June 30, 1998 from $107,000 for the six months ended June 29, 1997 or 167.3%. These increases were primarily attributable to higher interest income due to higher cash balances associated with the Company's cash flow growth and capital raised in the Company's 1997 Notes Offering.

         Income (loss) before provision for income taxes increased to approximately $1.1 million for the three months ended June 30, 1998 from ($929,000) for the three months ended June 29, 1997. Loss before provision for income taxes decreased to $572,000 for the six months ended June 30, 1998 from approximately $2.9 million for the six months ended June 29, 1997 or 80.3%. This decrease was due to higher operating income and other income partially offset by higher interest expense associated with the Company's 1997 Notes Offering.

         Net income (loss) increased to approximately $1.1 million for the three months ended June 30, 1998 from approximately ($2.9 million) for the three months ended June 29, 1997. Net loss decreased to $572,000 for the six months ended June 30, 1998 from approximately $4.9 million for the six months ended June 29, 1997 or 88.3%. This decrease was due to higher operating income and other income partially offset by higher interest expense associated with the Company's 1997 Notes Offering.

         Broadcast cash flow increased to approximately $6.1 million for the three months ended June 30, 1998 from approximately $3.1 million for the three months ended June 29, 1997 or 96.8%. Broadcast cash flow increased to approximately $9.0 million for the six months ended June 30, 1998 from approximately $4.6 million for the six months ended June 29, 1997 or 95.7%. These increases were attributable to the increase in broadcast revenues partially offset by higher operating expenses as described above.

         Operating cash flow increased to approximately $5.4 million for the three months ended June 30, 1998 from approximately $2.7 million for the three months ended June 29, 1997 or 100%. Operating cash flow increased to approximately $7.7 million for the six months ended June 30, 1998 from approximately $3.6 million for the six months ended June 29, 1997 or 113.9%. These increases were attributable to the increases in broadcast revenues partially offset by higher operating expenses and higher corporate expenses as described above.

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

LIQUIDITY AND CAPITAL RESOURCES

         The capital structure of the Company consists of the Company's outstanding long-term debt, preferred stock and stockholders' deficit. The stockholders' deficit consists of common stock and accumulated deficit. The Company's balance of cash and cash equivalents was $8.5 million as of December 31, 1997. The Company's balance of cash and cash equivalents was approximately $3.4 million as of June 30, 1998. The Company's decrease in cash to approximately $3.4 million as of June 30, 1998 from $8.5 million as of December 31, 1997 resulted primarily from the Company using approximately $9.5 million of its then available cash to partially fund the acquisition of Bell Broadcasting Company ("Bell") on June 30, 1998 offset by an increase in cash from operations. The balance of the purchase price and related expenses of the Bell acquisition was funded with approximately $25.4 million drawn on a $32.5 million bank credit facility which the Company entered into concurrent with the closing of the acquisition of Bell. At June 30, 1998 approximately $7.1 million was available to be drawn down from the Company's bank credit facility. In general, the Company's primary source of liquidity is cash provided by operations and, to the extent necessary, on undrawn commitments available under the Company's bank credit facility.

         Net cash flow from operating activities increased to approximately $4.3 million for the six months ended June 30, 1998 from approximately $1.1 million for the six months ended June 29, 1997 or 291%. This increase was primarily due to a lower net loss offset by lower non-cash charges. Non cash expenses of depreciation and amortization increased to approximately $3.6 million for the six months ended June 30, 1998 from approximately $2.4 million for the six months ended June 29, 1997 or 50% due to the acquisition of radio station WPHI-FM in the second quarter of 1997, the acquisition, by a wholly-owned unrestricted subsidiary of the Company, of Broadcast Holdings, Inc. ("BHI") in the first quarter of 1998 as well as leasehold improvements made to the Company's new headquarters and Washington, DC radio studios in the second half of 1997. Non cash expenses of amortization of debt financing costs, unamortized discount and deferred interest increased to approximately $1.8 million for the six months ended June 30, 1998 from approximately $1.6 million for the six months ended June 29, 1997 or 13% due to the May 19, 1997 issuance of the Company's approximately $85.5 million in 12% Senior Subordinated Notes Due 2004 offset by interest deferred in the period ended June 29, 1997 related to the subordinated notes. The Company also had a non-cash expense during the six months ended June 29, 1997 of approximately $2.0 million related to the loss on extinguishment of debt.

         Net cash flow used in investing activities increased to approximately $33.6 million for the six months ended June 30, 1998 compared to approximately $19.8 million for the six months ended June 29, 1997 or 69.7%. During the six months ended June 30, 1998 the Company acquired Bell for approximately $34.2 million plus the cost of additional assets and expenses related to the transaction and the Company made purchases of capital equipment totaling approximately $1.1 million. During the six months ended June 29, 1997 the Company paid approximately $19.1 million related to the approximately $20.1 million acquisition of radio station WPHI-FM and made purchases of capital equipment totaling $664,000.

         Net cash flow from financing activities was approximately $24.2 million for the six months ended June 30, 1998. During the six months ended June 30, 1998, the Company entered into a $32.5 million bank credit facility, of which, approximately $25.4 million was used to finance partially the acquisition of Bell. Additionally, during the six months ended June 30, 1998 a wholly-owned unrestricted subsidiary of the Company financed the acquisition of BHI with a promissory note due to the seller of BHI for $3.75 million. Net cash flow from financing activities was approximately $25.8 million for the six months ended June 29, 1997. During the six months ended June 29, 1997, the Company completed a high yield debt offering and raised net proceeds of approximately $72.8 million. The Company used approximately $19.1 million of these proceeds for an acquisition and approximately $45.6 million of the proceeds to retire the outstanding indebtedness under the Company's then existing bank credit facility.

         As a result of the aforementioned, cash and cash equivalents decreased by approximately $5.1 million during the six months ended June 30, 1998 compared to an approximate $7.1 million increase during the six months ended June 29, 1997.

YEAR 2000

         Based upon the Company's current assessment of its Year 2000 readiness, there are no significant Year 2000 issues known that the Company anticipates would have a material effect on its results of operations, liquidity or financial condition. The Company also did not incur any significant cost specifically related to the Year 2000 readiness during the six months ended June 30, 1998.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

              None

ITEM 2.  CHANGES IN SECURITIES

              None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

              None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None

ITEM 5.  OTHER INFORMATION

              None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      3.5     Certificate of Incorporation of Radio One of Detroit, Inc.
      3.6     By-laws of Radio One of Detroit, Inc.
      3.7     Restated Articles of Incorporation of Bell Broadcasting Company.
      3.8     Certificate of Amendment to the Articles of Incorporation of Bell Broadcasting Company.
      3.9     Restated By-laws of Bell Broadcasting Company.
      4.5     Standstill Agreement dated as of June 30, 1998 among Radio One,  Inc., the subsidiaries of Radio
              One, Inc., United States Trust Company of New York and the other parties thereto.
    10.31     Amended and Restated Warrant of Radio One, Inc. dated as of June 30, 1998 issued to Capital Dimensions
              Venture Fund Inc.
    10.32     Amended and Restated Warrant of Radio One, Inc. dated as of June 30, 1998 issued to Fulcrum Venture
              Capital Corporation.
    10.33     Amended and Restated Warrant of Radio One, Inc. dated as of June 30, 1998 issued to Syncom Capital
              Corporation.
    10.34     Amended and Restated Warrant of Radio One, Inc. dated as of June 30, 1998 issued to Alfred C.
              Liggins, III.
    10.35     Amended and Restated Warrant of Radio One, Inc. dated as of June 30, 1998 issued to TSG Ventures
              L.P.
    10.36     Amended and Restated Warrant of Radio One, Inc. dated as of June 30, 1998 issued to Alliance
              Enterprise Corporation.
    10.37     Amended and Restated Warrant of Radio One, Inc. dated as of June 30, 1998 issued to Opportunity
              Capital Corporation.
    10.38     Amended and Restated Warrant of Radio One, Inc. dated as of June 30, 1998 issued to Alta
              Subordinated Debt Partners III, L.P.
    10.39     Amended and Restated Warrant of Radio One, Inc. dated as of June 30, 1998 issued to BancBoston
              Investments Inc.
    10.40     Amended and Restated Warrant of Radio One, Inc. dated as of June 30, 1998 issued to Grant M. Wilson.
    10.41     Credit  Agreement dated June 30, 1998 among Radio One, Inc., as the borrower and  NationsBank,  N.A., as Documentation Agent and Credit Suisse First Boston as the Agent.
    10.42     First  Amendment  to  Preferred  Stockholders'  Agreement  dated as of June 30, 1998 among Radio One,
              Inc., Radio One Licenses, Inc., and the other parties thereto.

         The Company filed a Form 8-K dated July 13, 1998 disclosing that it had consummated the acquisition of 100% of the capital stock of Bell Broadcasting Company ("Bell") plus other assets for approximately 35.0 million dollars in cash, subject to certain adjustments.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RADIO ONE, INC.

                            /s/ Scott R. Royster
                           -----------------------------------------------------
August 14, 1998            Scott R.  Royster
                           Executive Vice President and Chief Financial Officer
                           (Principal Accounting Officer)