Form 10-Q
period 1998-09-30
RADIO ONE INC
filed 1998-11-12
CIK 1041657

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998
                          Commission File No. 333-30795

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

                Class                          Outstanding at November 12, 1998
                -----                          --------------------------------
  Class A Common Stock, $.01 Par Value                    138.45
  Class B Common Stock, $.01 Par Value                      0

--------------------------------------------------------------------------------

                        RADIO ONE, INC. AND SUBSIDIARIES

                                    Form 10-Q
                    For the Quarter Ended September 30, 1998

                                TABLE OF CONTENTS

                                                                            Page

PART I    FINANCIAL INFORMATION

ITEM 1    Consolidated Financial Statements                                    3

          Consolidated Balance Sheets as of                                    4
               December 31, 1997 and September 30, 1998 (Unaudited)

          Consolidated Statements of Operations for the                        5
             Three months and nine months ended September 28, 1997 (Unaudited) and September 30, 1998 (Unaudited)

          Consolidated Statement of Changes in Stockholders' Deficit for the   6
               Nine months ended September 30, 1998 (Unaudited)

          Consolidated Statements of Cash Flows for the                        7
             Nine months ended September 28, 1997 (Unaudited) and September 30, 1998 (Unaudited)

          Notes to Consolidated Financial Statements                           8

ITEM 2    Management's Discussion and Analysis of Financial                   10
               Condition and Results of Operations


PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings                                                   14

ITEM 2    Changes in Securities                                               14

ITEM 3    Defaults upon Senior Securities                                     14

ITEM 4    Submission of Matters to a Vote of Security Holders                 14

ITEM 5    Other Information                                                   14

ITEM 6    Exhibits and Reports on Form 8-K                                    14

SIGNATURES                                                                    15

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


(See pages 4-7 -- This page intentionally left blank.)

                        RADIO ONE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                 AS OF DECEMBER 31, 1997 AND SEPTEMBER 30, 1998

                                                                                       December 31,       September 30,
                                                                                           1997               1998
                                                                                     ----------------   ----------------
                                      ASSETS                                                               (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                        $      8,500,000   $      7,863,000
    Trade accounts receivable, net of allowance for doubtful
       accounts of $904,000 and $1,398,000, respectively                                    8,722,000         11,842,000
    Prepaid expenses and other                                                                315,000            309,000
                                                                                     ----------------   ----------------
          Total current assets                                                             17,537,000         20,014,000

PROPERTY AND EQUIPMENT, net                                                                 4,432,000          6,066,000

INTANGIBLE ASSETS, net                                                                     54,942,000         87,234,000

OTHER ASSETS                                                                                2,314,000            979,000
                                                                                     ----------------   ----------------

          Total assets                                                               $     79,225,000   $    114,293,000
                                                                                     ================   ================

                       LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable                                                                  $       258,000   $        662,000
    Accrued expenses                                                                        3,029,000          5,950,000
                                                                                     ----------------   ----------------
          Total current liabilities                                                         3,287,000          6,612,000

LONG-TERM DEBT AND DEFERRED INTEREST:
    Senior subordinated notes (net of $10,640,000 and $7,969,000
       unamortized discount, respectively)                                                 74,838,000         77,509,000
    Line of credit                                                                                 -          25,350,000
    Note payable and deferred interest                                                             -           3,812,000
    Other long-term liabilities                                                               116,000             94,000
                                                                                     ----------------   ----------------

          Total liabilities                                                                78,241,000        113,377,000
                                                                                     ----------------   ----------------

COMMITMENTS AND CONTINGENCIES
SENIOR CUMULATIVE REDEEMABLE PREFERRED STOCK:
    Series A, $.01 par value, 100,000 shares authorized, 84,843 shares
       issued and outstanding                                                               9,310,000         10,415,000
    Series B, $.01 par value, 150,000 shares authorized, 124,467 shares
       issued and outstanding                                                              13,658,000         15,279,000

STOCKHOLDERS' DEFICIT:
    Common stock - Class A, $.01 par value, 1,000 shares authorized,
       138.45 shares issued and outstanding                                                        -                  -
    Common stock - Class B, $.01 par value, 1,000 shares authorized,
       no shares issued and outstanding                                                            -                  -
    Additional paid-in capital                                                                     -                  -
    Accumulated deficit                                                                   (21,984,000)       (24,778,000)
                                                                                     ----------------   ----------------

          Total stockholders' deficit                                                     (21,984,000)       (24,778,000)
                                                                                     ----------------   ----------------

          Total liabilities and stockholders' deficit                                 $    79,225,000   $    114,293,000
                                                                                      ===============   ================

        The accompanying notes are an integral part of these consolidated balance sheets.

                        RADIO ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                   FOR THE THREE MONTHS AND NINE MONTHS ENDED

                    SEPTEMBER 28, 1997 AND SEPTEMBER 30, 1998
                                   (Unaudited)

                                                      Three Months Ended                      Nine Months Ended
                                              ---------------------------------------------------------------------------
                                                September 28,       September 30,      September 28,      September 30,
                                                     1997               1998               1997               1998
                                              ---------------     ---------------    ---------------    ---------------
REVENUES:
    Broadcast revenues                        $    10,826,000       $  15,729,000    $    25,952,000      $  38,057,000
    Less:  Agency commissions                       1,357,000           1,953,000          3,247,000          4,753,000
                                              ---------------     ---------------    ---------------    ---------------

          Net broadcast revenues                    9,469,000          13,776,000         22,705,000         33,304,000
                                              ---------------     ---------------    ---------------    ---------------

OPERATING EXPENSES:
    Program and technical                           1,493,000           2,324,000          4,227,000          5,827,000
    Selling, general and
       administrative                               3,555,000           4,716,000          9,412,000         11,723,000
    Corporate expenses                                508,000             732,000          1,589,000          2,051,000
    Depreciation and amortization                   1,666,000           2,410,000          4,032,000          6,042,000
                                              ---------------     ---------------    ---------------    ---------------

          Total operating expenses                  7,222,000          10,182,000         19,260,000         25,643,000
                                              ---------------     ---------------    ---------------    ---------------

          Operating income                          2,247,000           3,594,000          3,445,000          7,661,000

INTEREST EXPENSE                                    2,416,000           3,071,000          6,611,000          7,996,000
OTHER (INCOME) EXPENSE, net                          (171,000)             19,000           (278,000)          (267,000)
                                              ---------------     ---------------    ---------------    ---------------

          Income (loss) before
              provision for income
              taxes and extraordinary
              item                                      2,000             504,000         (2,888,000)           (68,000)

PROVISION FOR INCOME TAXES                                 -                   -                  -                  -
                                              ---------------     ---------------    ---------------    --------------

          Income (loss) before
              extraordinary item                        2,000             504,000         (2,888,000)           (68,000)

EXTRAORDINARY ITEM:

    Loss on early retirement of debt                       -                   -           1,985,000                 -
                                              ---------------     ---------------    ---------------    --------------

          Net income (loss)                   $         2,000       $     504,000    $    (4,873,000)     $     (68,000)
                                              ===============       =============    ===============      =============

              The accompanying notes are an integral part of these
                            consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (Unaudited)

                                                                   Common        Common       Additional
                                                                   Stock         Stock         Paid-In        Accumulated
                                                                   Class A       Class B         Capital        Deficit
                                                                -----------   -----------   -----------     --------------
BALANCE, as of December 31, 1997                                $        -    $        -    $        -      $  (21,984,000)
    Net loss                                                             -             -             -             (68,000)

    Preferred stock dividends
       earned                                                            -             -             -          (2,726,000)
                                                                -----------   -----------   -----------     --------------

BALANCE, as of
    September 30,1998  (Unaudited)
                                                                $        -    $        -    $        -      $  (24,778,000)
                                                                ===========   ===========   ===========     ==============




               The accompanying notes are an integral part of this
                             consolidated statement.

                        RADIO ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

       FOR THE NINE MONTHS ENDED SEPTEMBER 28, 1997 AND SEPTEMBER 30, 1998
                                   (Unaudited)

                                                                                           Nine Months Ended,
                                                                                  --------------------------------------
                                                                                     September 28,      September 30,
                                                                                         1997               1998
                                                                                    --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                        $   (4,873,000)    $      (68,000)
    Adjustments to reconcile net loss to net cash from
       operating activities:
       Depreciation and amortization                                                     4,032,000          6,042,000
       Amortization of debt financing costs, unamortized
          discount and deferred interest                                                 2,461,000          2,733,000
       Loss on extinguishment of debt                                                    1,985,000                 -
       Effect of change in operating assets and liabilities-
          Trade accounts receivable                                                     (2,855,000)        (2,276,000)
          Prepaid expenses and other                                                      (318,000)            12,000
          Other assets                                                                     128,000           (461,000)
          Accounts payable                                                                 643,000            311,000
          Accrued expenses                                                               2,505,000          2,758,000
                                                                                    --------------     --------------

              Net cash flows from operating activities                                   3,708,000          9,051,000
                                                                                    --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                  (1,311,000)        (1,357,000)
    Deposits and payments for station purchases                                        (19,107,000)       (32,529,000)
                                                                                    --------------     --------------

              Net cash flows from investing activities                                 (20,418,000)       (33,886,000)
                                                                                    --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                                  (45,599,000)          (459,000)
    Proceeds from new debt                                                              72,750,000         25,350,000
    Deferred financing costs                                                            (1,717,000)          (693,000)
                                                                                    --------------     --------------

              Net cash flows from financing activities                                  25,434,000         24,198,000
                                                                                    --------------     --------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                         8,724,000           (637,000)

CASH AND CASH EQUIVALENTS, beginning of period                                           1,708,000          8,500,000
                                                                                    --------------     --------------

CASH AND CASH EQUIVALENTS, end of period                                            $   10,432,000     $    7,863,000
                                                                                    ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for-

       Interest                                                                     $    1,480,000     $    3,495,000
                                                                                    ==============     ==============

       Income taxes                                                                 $           -      $           -
                                                                                    ==============     =============



              The accompanying notes are an integral part of these
                            consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1998


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Business

Radio One, Inc. (a Delaware corporation referred to as Radio One) and its subsidiaries, Radio One Licenses, Inc. (successor by merger to Radio One Licenses LLC), WYCB Acquisition Corporation, Radio One of Detroit, Inc. (Delaware corporations), Bell Broadcasting Company (a Michigan corporation) and Broadcast Holdings, Inc. (a District of Columbia corporation) (collectively referred to as the Company) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and operates four radio stations in Washington, D.C.; WOL-AM, WMMJ-FM, WKYS-FM and WYCB-AM, four radio stations in Baltimore, Maryland; WWIN-AM, WWIN-FM, WOLB-AM and WERQ-FM, one radio station in Philadelphia, Pennsylvania; WPHI-FM, two radio stations in Detroit, Michigan; WCHB-AM, WDTJ-FM, and one radio station in Kingsley, Michigan; WJZZ-AM. The Company is highly leveraged, which requires substantial semi-annual and other periodic interest payments and may impair the Company's ability to obtain additional working capital financing. The Company's operating results are significantly affected by its market share in the markets that it has stations.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Radio One and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Interim Financial Statements

The interim consolidated financial statements included herein for the Company have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Results for interim periods are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1997, financial statements and notes thereto included in the Company's annual report on Form 10-K.

2.   ACQUISITIONS:

BELL BROADCASTING ACQUISITION

On June 30, 1998, Radio One purchased all of the outstanding stock of Bell Broadcasting Company (Bell), which owned three radio stations in Michigan for approximately $34.2 million. Radio One financed this acquisition through a combination of cash and $25.4 million borrowed under a $32.5 million line of credit with Credit Suisse First Boston and NationsBank, N.A., which bore interest at an annual rate of LIBOR plus 1.875% at September 30, 1998. The acquisition of Bell resulted in the recording of approximately $33.1 million of intangible assets resulting from the Bell purchase price being in excess of the net book value of Bell.

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

3.   NEW AUTHORITATIVE STANDARDS:

During 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and display of comprehensive income and its components. The Company adopted SFAS No. 130 during the nine months ended September 30, 1998, and has determined that the adoption of this statement has no impact on the financial statements as the Company has no comprehensive income adjustments.

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

4.   SUBSEQUENT EVENT:

In October 1998, the Company signed an agreement to purchase all of the outstanding stock of Allur-Detroit, Inc., owner of radio station WWBR-FM, located in Detroit, Michigan, for approximately $27.0 million cash.

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

                                       Three months       Three months         Nine months        Nine months
                                          ended               ended               ended              ended
                                      September 28,       September 30,       September 28,      September 30,
                                           1997               1998                1997                1998
                                      ---------------    ----------------    ----------------    ---------------
STATEMENT OF OPERATIONS DATA:
    Net broadcast revenues               $ 9,469,000        $ 13,776,000        $ 22,705,000       $ 33,304,000
                                      ---------------    ----------------    ----------------    ---------------

    Operating expenses excluding
      depreciation and amortization        5,556,000           7,772,000          15,228,000         19,601,000
    Depreciation and amortization          1,666,000           2,410,000           4,032,000          6,042,000
                                      ---------------    ----------------    ----------------    ---------------
    Broadcast operating income             2,247,000           3,594,000           3,445,000          7,661,000
    Interest expense                       2,416,000           3,071,000           6,611,000          7,996,000
    Other income (expense)                   171,000            (19,000)             278,000            267,000
                                      ---------------    ----------------    ----------------    ---------------
    Income (loss) before provision
      for income taxes                         2,000             504,000         (2,888,000)           (68,000)
    Provision for income taxes                     -                   -                  -                  -
                                      ---------------    ----------------    ----------------    ---------------
    Income (loss) before
      extraordinary item                       2,000             504,000         (2,888,000)           (68,000)
    Extraordinary item                             -                   -         (1,985,000)                 -
                                      ===============    ================    ================    ===============
    Net Income (loss)                      $   2,000          $  504,000       $ (4,873,000)        $  (68,000)
                                      ===============    ================    ================    ===============

OTHER DATA:
    Broadcast cash flow (a)               $4,421,000          $6,736,000          $9,066,000        $15,754,000
    Broadcast cash flow margin                 46.7%               48.9%               39.9%              47.3%
    Operating cash flow (b)               $3,913,000          $6,004,000          $7,477,000        $13,703,000
    Operating cash flow margin                 41.3%               43.6%               32.9%              41.1%
    Corporate Expenses                     $ 508,000           $ 732,000          $1,589,000         $2,051,000

     Net broadcast revenues increased to approximately $13.8 million for the three months ended September 30, 1998 from approximately $9.5 million for the three months ended September 28, 1997 or 45.3%. Net broadcast revenues increased to approximately $33.3 million for the nine months ended September 30, 1998 from approximately $22.7 million for the nine months ended September 28, 1997 or 46.7%. These increases in net broadcast revenues were the result of continuing broadcast revenue growth in the Company's Washington, DC, Baltimore, MD and Philadelphia, Pennsylvania markets as the Company benefited from historical ratings increases at certain of its radio stations, improved power ratios at these stations as well as industry growth in each of these markets. Additional revenue gains were derived from the Company's June 30, 1998 acquisition of Bell Broadcasting Company.

     Operating expenses excluding depreciation and amortization increased to approximately $7.8 million for the three months ended September 30, 1998 from approximately $5.6 million for the three months ended September 28, 1997 or 39.3%. Operating expenses excluding depreciation and amortization increased to approximately $19.6 million for the nine months ended September 30, 1998 from approximately $15.2 million for the nine months ended September 28, 1997 or 28.9%. These increases in expenses were primarily related to increases in sales commissions and license fees due to significant revenue growth, additional programming costs related to ratings gains experienced by the Company's overall growth as well as expenses associated with the June 30, 1998 acquisition of Bell Broadcasting Company.

     Broadcast operating income increased to approximately $3.6 million for the three months ended September 30, 1998 from approximately $2.2 million for the three months ended September 28, 1997 or 63.6%. Broadcast operating income increased to approximately $7.7 million for the nine months ended September 30, 1998 from approximately $3.4 million for the nine months ended September 28, 1997 or 126%. These increases were attributable to the increases in broadcast revenues partially offset by higher operating expenses and higher depreciation and amortization expenses associated with the Bell Broadcasting Company acquisition as well as the 1997 acquisition of WPHI-FM in Philadelphia.

     Interest expense increased to approximately $3.1 million for the three months ended September 30, 1998 from approximately $2.4 million for the three months ended September 28, 1997 or 29.2%. Interest expense increased to approximately $8.0 million for the nine months ended September 30, 1998 from approximately $6.6 million for the nine months ended September 28, 1997 or 21.2%. These increases relate primarily to the May 19, 1997 issuance of the Company's approximately $85.5 million in 12% Senior Subordinated Notes Due 2004 and the associated retirement of the Company's approximately $45.6 million bank credit facility which was in place prior to that time and was redeemed with the proceeds from the Notes Offering as well as borrowings under the Company's bank credit facility associated with the Bell Broadcasting Company acquisition.

     Other income (expense) decreased to ($19,000) for the three months ended September 30, 1998 from $171,000 for the three months ended September 28, 1997 or 111%. Other income decreased to $267,000 for the nine months ended September 30, 1998 from $278,000 for the nine months ended September 28, 1997 or 4.0%. These decreases were primarily attributable to lower interest income due to lower cash balances as the Company used its free cash balances to help fund the acquisition of Bell Broadcasting Company. Additionally, for the three months ended September 30, 1998, the Company realized a loss on an investment associated with the pursuit and subsequent abandonment of the acquisition of two radio stations in the San Francisco, California market.

     Income before provision for income taxes increased to approximately $504,000 for the three months ended September 30, 1998 from $2,000 for the three months ended September 28, 1997 or 25,100%. Loss before provision for income taxes decreased to $68,000 for the nine months ended September 30, 1998 from approximately $2.9 million for the nine months ended September 28, 1997 or 97.7%. This decrease was due to higher operating income partially offset by lower other income and higher interest expense.

     Net income increased to approximately $504,000 for the three months ended September 30, 1998 from approximately $2,000 for the three months ended September 28, 1997 or 25,100%. Net loss decreased to $68,000 for the nine months ended September 30, 1998 from approximately $4.9 million for the nine months ended September 28, 1997 or 98.6%. This decrease was due to higher operating income and a loss on the retirement of debt in 1997 partially offset by lower other income and higher interest expense.

     Broadcast cash flow increased to approximately $6.7 million for the three months ended September 30, 1998 from approximately $4.4 million for the three months ended September 28, 1997 or 52.3%. Broadcast cash flow increased to approximately $15.8 million for the nine months ended September 30, 1998 from approximately $9.1 million for the nine months ended September 28, 1997 or 73.6%. These increases were attributable to the increase in broadcast revenues partially offset by higher operating expenses as described above.

     Operating cash flow increased to approximately $6.0 million for the three months ended September 30, 1998 from approximately $3.9 million for the three months ended September 28, 1997 or 53.8%. Operating cash flow increased to approximately $13.7 million for the nine months ended September 30, 1998 from approximately $7.5 million for the nine months ended September 28, 1997 or 82.7%. These increases were attributable to the increases in broadcast revenues partially offset by higher operating expenses and higher corporate expenses as described above.

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

LIQUIDITY AND CAPITAL RESOURCES

     The capital structure of the Company consists of the Company's outstanding long-term debt, preferred stock and stockholders' deficit. The stockholders' deficit consists of common stock and accumulated deficit. The Company's balance of cash and cash equivalents was $8.5 million as of December 31, 1997. The Company's balance of cash and cash equivalents was approximately $7.9 million as of September 30, 1998. The Company's decrease in cash to approximately $7.9 million as of September 30, 1998 from $8.5 million as of December 31, 1997 resulted primarily from the Company using approximately $9.5 million of its then available cash to partially fund the acquisition of Bell Broadcasting Company ("Bell") on June 30, 1998 offset by a significant increase in cash from operations. The balance of the purchase price and related expenses of the Bell acquisition was funded with approximately $25.4 million drawn on a $32.5 million bank credit facility which the Company entered into concurrent with the closing of the acquisition of Bell. At September 30, 1998 approximately $7.1 million remained available to be drawn down from the Company's bank credit facility. The Company is currently negotiating with a group of banks to increase the size of the credit facility in order to help fund additional acquisitions being contemplated by the Company. In general, the Company's primary source of liquidity is cash provided by operations and, to the extent necessary, on undrawn commitments available under the Company's bank credit facility.

     Net cash flow from operating  activities  increased to  approximately  $9.1 million for the nine months ended  September  30, 1998 from  approximately  $3.7 million for the nine months ended September 28, 1997 or 145.9%. This increase was primarily due to a lower net loss and higher non-cash expenses. Non-cash expenses of depreciation and amortization increased to approximately $6.0 million for the nine months ended September 30, 1998 from approximately $4.0 million for the nine months ended September 28, 1997 or 50.0% due to the acquisition of radio station WPHI-FM in the second quarter of 1997, the acquisition, by a wholly-owned unrestricted subsidiary of the Company, of Broadcast Holdings, Inc. ("BHI") in the first quarter of 1998, the acquisition of Bell on June 30, 1998 as well as leasehold improvements made to the Company's new headquarters and Washington, DC radio studios in the second half of 1997. Non-cash expenses of amortization of debt financing costs, unamortized discount and deferred interest increased to approximately $2.7 million for the nine months ended September 30, 1998 from approximately $2.5 million for the nine months ended September 28, 1997 or 8.0% due to the May 19, 1997 issuance of the Company's approximately $85.5 million in 12% Senior Subordinated Notes Due 2004 as well as entering into a $32.5 million senior bank credit facility on June 30, 1998, of which approximately $25.4 million was drawn down at September 30, 1998 offset by interest deferred in the period ended September 28, 1997 related to the subordinated notes outstanding for part of 1997. The Company also had a non-cash expense during the nine months ended September 28, 1997 of approximately $2.0 million related to the loss on extinguishment of debt.

     Net cash flow used in investing activities increased to approximately $33.9 million for the nine months ended September 30, 1998 compared to approximately $20.4 million for the nine months ended September 28, 1997 or 66.2%. During the nine months ended September 30, 1998 the Company acquired Bell for approximately $34.2 million plus the cost of additional assets and expenses related to the transaction and the Company made purchases of capital equipment totaling approximately $1.4 million. During the nine months ended September 28, 1997 the Company paid approximately $19.1 million related to the approximately $20.1 million acquisition of radio station WPHI-FM and made purchases of capital equipment totaling approximately $1.3 million.

     Net cash flow from financing activities was approximately $24.2 million for the nine months ended September 30, 1998. During the nine months ended September 30, 1998, the Company entered into a $32.5 million bank credit facility, of which, approximately $25.4 million was used to finance partially the acquisition of Bell. Additionally, during the nine months ended September 30, 1998 a wholly-owned unrestricted subsidiary of the Company financed the acquisition of BHI with a promissory note due to the seller of BHI for $3.75 million. Net cash flow from financing activities was approximately $25.4 million for the nine months ended September 28, 1997. During the nine months ended September 28, 1997, the Company completed a high yield debt offering and raised net proceeds of approximately $72.8 million. The Company used approximately $19.1 million of these proceeds for an acquisition and approximately $45.6 million of the proceeds to retire the outstanding indebtedness under the Company's then existing bank credit facility.

     As a result of the aforementioned, cash and cash equivalents decreased by $637,000 during the nine months ended September 30, 1998 compared to an approximate $8.7 million increase during the nine months ended September 28, 1997.

YEAR 2000 COMPLIANCE

     Based upon the Company's current assessment of its Year 2000 readiness, there are no significant Year 2000 issues known that the Company anticipates would have a material effect on its results of operations, liquidity or financial condition. The Company also did not incur any significant cost specifically related to the Year 2000 readiness during the nine months ended September 30, 1998.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBITS

     The following exhibits are filed or incorporated by reference as a part of this report:

27   Financial data schedule (Edgar version only)

     REPORTS ON FORM 8-K

     The Company filed Form 8-K on July 3, 1998, to report the closing of its purchase of Bell Broadcasting Company.

     Additionally, the Company filed Form 8-K/A1 on September 10, 1998, to include the audited financial statements Bell Broadcasting Company as of December 31, 1997, December 31, 1996, June 30, 1998 and June 30, 1997 and pro forma financial information.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            RADIO ONE, INC.



                            /s/ Scott R.  Royster
                            ----------------------------------------------------
November 12, 1998           Scott R.  Royster
                            Executive Vice President and Chief Financial Officer
                            (Principal Accounting Officer)