Form 10-K405
period 1998-12-31
RADIO ONE INC
filed 1999-03-31
CIK 1041657

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

                  For the fiscal year ended December 31, 1998
                         Commission File No. 333-30795

                                      OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED) FOR THE TRANSITION PERIOD FROM
                                      TO

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

                          Yes   X            No _____
                              -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

One share of voting stock was held by a non-affiliate of the registrant as of December 31, 1998.

The number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1998 is as follows:

             Class                             Outstanding at December 31, 1998
-------------------------------------         ---------------------------------
Class A Common Stock, $.01 par value                       138.45
Class B Common Stock, $.01 par value                            0

================================================================================

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------

                                   Form 10-K
                  For the Fiscal Year Ended December 31, 1998

                               TABLE OF CONTENTS
                               -----------------

                                                                                                         PAGE
                                                                                                         ----
PART I
  ITEM 1.     Business..................................................................................   1
  ITEM 2.     Properties and Facilities.................................................................  29
  ITEM 3.     Legal Proceedings.........................................................................  31
  ITEM 4.     Submission of Matters to a Vote of Security Holders.......................................  31
PART II
  ITEM 5.     Market for Registrant's Common Equity and Related Stockholder Matters.....................  32
  ITEM 6.     Selected Financial Data...................................................................  33
  ITEM 7.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..................................................................  34
  ITEM 8.     Financial Statements and Supplementary Data (The following consolidated financial statements are incorporated in this report by reference to Radio One's Current
              Report on Form 8-K filed March 12, 1999; File No. 333-30795; File No. 9956-4256)..........
                 Report of Independent Public Accountants...............................................
                 Consolidated Balance Sheets as of December 31, 1997 and 1998...........................
                 Consolidated Statements of Operations for the years ended
                    December 31, 1996, 1997 and 1998....................................................
                 Consolidated Statements of Changes in Stockholders' Deficit for the
                    years ended December 31, 1996, 1997 and 1998........................................
                 Consolidated Statements of Cash Flows for the years ended
                    December 31, 1996, 1997 and 1998....................................................
                 Notes to Consolidated Financial Statements.............................................
  ITEM 9.     Changes in and Disagreements with Accountants on Accounting and
                 Financial Disclosure...................................................................  43
PART III
  ITEM 10.    Directors and Executive Officers of the Registrant........................................  44
  ITEM 11.    Executive Compensation....................................................................  45
  ITEM 12.    Security Ownership of Certain Beneficial Owners and Management............................  47
  ITEM 13.    Certain Relationship and Related Transactions.............................................  49
PART IV
  ITEM 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........................  51

SIGNATURES
EXHIBIT INDEX

                                    PART I

ITEM 1.  BUSINESS

     Unless otherwise noted, the terms "Radio One," "we," "our" and "us" refer to Radio One, Inc. and our subsidiaries, Radio One Licenses, Inc., WYCB Acquisition Corporation, Broadcast Holdings, Inc., Bell Broadcasting Company, Radio One of Detroit, Inc., Allur-Detroit, Inc., Allur Licenses, Inc., Radio One of Atlanta, Inc., ROA Licenses, Inc., Dogwood Communications, Inc. and Dogwood Licenses, Inc., from the time of their respective acquisitions.

     Radio One was founded in 1980 and is the largest radio broadcasting company in the United States primarily targeting African-Americans. Including our recent acquisition of two stations in Atlanta and after we complete our pending acquisitions, we will own and operate 25 radio stations. Twenty-four of these stations (seventeen FM and seven AM) are in eight of the top 20 African-American radio markets: Washington, D.C., Baltimore, Atlanta, Philadelphia, Detroit, St. Louis, Cleveland and Richmond. Our strategy is to expand within our existing markets and into new markets that have a significant African-American presence. We believe radio broadcasting primarily targeting African-Americans has significant growth potential. We also believe that we have a competitive advantage in the African-American market and the radio industry in general, due to our primary focus on urban formats, our skill in programming and marketing these formats, and our turnaround expertise.

     We have succeeded in increasing ratings, net broadcast revenue and broadcast cash flow of all of the FM stations we have owned or managed for at least one year. The radio station clusters that we owned as of December 31, 1998, were ranked first or second in all of their markets in combined audience and net broadcast revenue share among radio stations targeting African-Americans. Our net broadcast revenue and broadcast cash flow have grown significantly on both a total and same station basis.

     Radio One is led by our Chairperson and co-founder, Ms. Catherine L. Hughes, and her son, Mr. Alfred C. Liggins, III, our Chief Executive Officer and President, who together have over 40 years of operating experience in radio broadcasting. Ms. Hughes, Mr. Liggins and our strong management team have successfully implemented a strategy of acquiring and turning around underperforming radio stations. We believe that we are well positioned to apply our proven operating strategy to our recently or soon to be acquired stations in Detroit, St. Louis, Cleveland and Richmond, and to other radio stations in existing and new markets as attractive acquisition opportunities arise.

     On March 12, 1999, we filed a registration statement on Form S-1 in connection with our offering (the "Common Stock Offering") of Class A Common Stock. On March 19, 1999, we filed a registration statement on Form S-1 in connection with our offering (the "Preferred Stock Offering") of Senior Cumulative Exchangeable Preferred Stock (the "New Preferred Stock"). See Item 7 -- "Management's Discussion and Analysis of Financial Condition and Results of Operations."

     The following table sets forth certain information with respect to Radio One and its markets as of December 31, 1998:

                           RADIO ONE AND OUR MARKETS

                                          RADIO ONE DATA/(1)/                                        MARKET DATA/(2)/
                       -------------------------------------------------------------    ----------------------------------------
                       NUMBER OF        AFRICAN-AMERICAN                                                     1996 MSA POPULATION
                       --------         ----------------                                                     -------------------
                       STATIONS             MARKET              ENTIRE MARKET
                       --------             ------            -----------------
                                                                                                RANKING BY
                                                                                                ----------
                                                                                  1998 ANNUAL    SIZE OF
                                                                                  ------------  ----------
                                                                                     RADIO       AFRICAN-
                                  AUDIENCE                                        ------------  ----------    TOTAL
                                  --------      REVENUE       AUDIENCE  REVENUE     REVENUE      AMERICAN   ---------  AFRICAN-
                                   SHARE    ----------------  --------  -------   ------------  ----------     (IN    -----------
MARKET                 FM   AM      RANK          RANK         SHARE     SHARE    ($ MILLIONS)  POPULATION  MILLIONS)  AMERICAN %
------                 --  -----  --------  ----------------  --------  -------   ------------  ----------  --------- -----------
Washington, D.C...      2   2        1             1            12.0      9.5%       $257.0          3         4.2        27.2%
Detroit...........      2   2(3)     2             2             4.7      3.6         211.5          5         4.5        22.5
Philadelphia......      1   -        2             2             3.3      2.2         249.1          6         4.9        19.9
Baltimore.........      2   2        1             1            17.0     19.1         100.2         11         2.5        26.0

__________________
(1) Audience Share Rank and Audience Share data are from the Fall 1998 Arbitron Survey. Revenue Rank and Revenue Share data are from Hungerford or Miller Kaplan, adjusted to include WYCB-AM, which does not report to Hungerford or Miller Kaplan.
(2) Annual Radio Revenue data are from Hungerford or Miller Kaplan. Population data are from BIA (Fourth Edition 1998).
(3)  Includes WJZZ-AM, which is located in Kingsley, Michigan.

THE AFRICAN-AMERICAN MARKET OPPORTUNITY

  We believe that operating urban formatted radio stations primarily targeting African-Americans has significant growth potential for the following reasons:

  . RAPID POPULATION GROWTH. From 1980 to 1995, the African-American population increased from approximately 26.7 million to 33.1 million (a 24.0% increase, compared to a 16.0% increase in the population as a whole). Furthermore, the African-American population is expected to exceed 40 million by 2010 (a more than 20.0% increase from 1995, compared to an expected increase of 13.0% for the population as a whole). (Source: 1996 U.S. Census Bureau Current Population Report)

  . HIGHER INCOME GROWTH. According to the U.S. Census Bureau, from 1980 to 1995, the rate of increase in median household income in 1995 adjusted dollars for African-Americans was approximately 12.3% compared to 3.9% for the population as a whole. African-American buying power is estimated to reach $533 billion in 1999 (up 73.0% from 1990 compared to a 57.0% increase for all Americans) and to account for 8.2% of total buying power in 1999 (compared to 7.4% in 1990). (Source: "African-American Buying Power by Place of Residence: 1990-1999," Dr. Jeffrey M. Humphreys). In addition, the African-American consumer tends to have a different consumption profile than non-African-Americans. For example, 31% of African-Americans purchased a TV, VCR or stereo in the past year compared to 25% of average U.S. households. African-Americans' higher than average rate of consumption is a powerful reason for U.S. retailers to increase targeted advertising spending toward this consumer group. (Source: Pricewaterhouse Coopers, LLP 1998 Study)

  . GROWTH IN ADVERTISING TARGETING THE AFRICAN-AMERICAN MARKET. We believe that large corporate advertisers are becoming more focused on reaching minority consumers in the United States. The African-American and Hispanic communities are viewed as an emerging growth market within the mature domestic market. A 1997 study estimated that major national advertisers spent $881 million on advertising targeting African-American consumers, up from $463 million in 1985. (Source: Target Market News (Chicago, IL-1997)). For example, Ford Motor Company reportedly plans to increase its spending targeting African-Americans and Hispanics by 20% in the 1998-99 model year. (Source: Ad Week Midwest September 28, 1998). We believe Ford is one example of many large corporations currently expanding their commitment to ethnic advertising.

  . URBANIZATION OF AMERICAN CULTURE AND SOCIETY. We believe that there is an ongoing "urbanization" of many facets of American society as evidenced by the influence of African-American culture in the areas of music (for example, hip-hop and rap music), film, fashion, sports and urban-oriented television shows and networks. We believe that companies as disparate as the News Corporation's Fox television network, the sporting goods manufacturer Nike(R), the fast food chain McDonald's(R), and prominent fashion designers have embraced this urbanization trend in their products as well as their advertising messages.

  . GROWING POPULARITY OF URBAN FORMATS. We believe that urban programming has been expanded to target a more diverse urban listener base and has become more popular with listeners and advertisers over the past ten years. The number of urban radio stations has increased from 294 in 1990 to an estimated 371 in 1998, or 26%, and is expected to increase an additional 10% to 409 by 2002. In 1998, urban formats were one of the top three formats in nine of the top ten radio markets nationwide and the top format in five of these markets. (Source: INTEREP, Research Division, 1998 Urban Radio Study)

  . CONCENTRATED PRESENCE IN URBAN MARKETS. In 1996, approximately 58.0% of the African-American population was located in the top 30 African-American markets. Relative to radio broadcasters targeting a broader audience, we believe we can cover the various segments of our target market with fewer programming formats and therefore fewer radio stations than the maximum allowed by the FCC (up to eight radio stations in the largest markets with no more than five being FM or AM). (Source: BIA, Fourth Edition 1998)

  . STRONG AUDIENCE LISTENERSHIP AND LOYALTY. In 1996, African-Americans listened to radio broadcasts an average of 27.2 hours per week compared to
     22.9 hours per week for non-African-Americans among all persons in the ten largest markets. In addition, Radio One believes that African-American radio listeners exhibit greater loyalty to radio stations that target the African-American community because those radio stations become a valuable source of entertainment and information responsive to the community's interests and lifestyles. (Source: INTEREP Research Division, 1998 Urban Radio Study)

ACQUISITION STRATEGY

  Our acquisition strategy is to acquire and turn around underperforming radio stations principally in the top 30 African-American markets. We consider acquisitions in existing markets where expanded coverage is desirable and in new markets where we believe it is advantageous to establish a presence. In analyzing potential acquisition candidates, we generally consider:

  .  the price and terms of the purchase;

  . whether the radio station has a signal adequate to reach a large percentage of the African-American community in a market;

  . whether we can increase ratings and net broadcast revenue of the radio station;

  . whether we can reformat or improve the radio station's programming in order to serve profitably the African-American community;

  . whether the radio station affords us the opportunity to introduce complementary formats in a market where Radio One already maintains a presence; and

   .  the number of competitive radio stations in the market.

  For strategic reasons, or as a result of a station cluster purchase, we may also acquire and operate stations with formats that target non-African-American segments of the population.

TURNAROUND EXPERTISE

  We typically enter a market by acquiring a station or stations that have little or negative broadcast cash flow. Additional stations we have acquired in existing markets have often been, in our opinion, substantially underperforming. By implementing our operating strategies, we have succeeded in increasing ratings, net broadcast revenue and broadcast cash flow of all the FM stations we have owned or managed for at least one year. We have achieved these improvements while operating against much larger competitors. Some of these successful turnarounds are described below by market:

  . WASHINGTON, D.C. In 1995, we acquired WKYS-FM for approximately $34.0 million. At the time, WKYS-FM was ranked number 13 by Arbitron in the 12-plus age demographic. Over a two-year period, we repositioned WKYS-FM, improved its programming and enhanced the station's community involvement and image. In the Fall 1998 Arbitron Survey, the station was ranked number one in the 18-34 age demographic (with a 10.2 share) and number two in the 12-plus age demographic (with a 5.4 share), behind two stations tied for number one (each with a 5.6 share).

     In 1987, we acquired WMMJ-FM for approximately $7.5 million. At the time, WMMJ-FM was being programmed in a general market Adult Contemporary format, and had a 1.2 share of the 12-plus age demographic. After extensive research we changed the station's format, making WMMJ-FM the first FM radio station on the East Coast to introduce an Urban Adult Contemporary programming format. In the Fall 1998 Arbitron Survey, the station was ranked number three in the 25-54 age demographic (with a 5.8 share) and number five in the 12-plus age demographic (with a 5.0 share).

  .  BALTIMORE.   In 1993, we acquired WERQ-FM and WOLB-AM (formerly WERQ-AM)
     for approximately $9.0 million. At the time, these stations had mediocre ratings. We converted WERQ-FM's programming to a more focused Young Urban Contemporary format and began aggressively marketing the station. WERQ-FM is now Baltimore's dominant station, ranked number one in the 12-plus, 18-34 and 25-54 age demographics in the Fall 1998 Arbitron Survey, a position it first achieved in the Spring 1997 Arbitron Survey.

     In 1992, we acquired WWIN-FM and its sister station, WWIN-AM, for approximately $4.7 million. At the time, WWIN-FM was a distant second in ratings to its in-format direct competitor, WXYV-FM. We repositioned WWIN-FM towards the 25-54 age demographic, and in the Fall 1998 Arbitron Survey the station was ranked number two in that age demographic (with a 7.5 share) behind two stations tied for number one (each with a 7.7 share), including Radio One's WERQ-FM.

  .  PHILADELPHIA.   In 1997, we acquired WPHI-FM (formerly WDRE-FM) for
     pproximately $20.0 million. At the time WDRE-FM was being programmed in a Modern Rock format and had a 2.0 share in the 12- plus age demographic. We changed the station's format to Young Urban Contemporary and, in the Fall 1998 Arbitron Survey, the station was ranked number 14 in the 12-plus age demographic (with a 3.3 share) and number five in the 18-34 age demographic (with a 6.0 share).

        TOP 30 AFRICAN-AMERICAN RADIO MARKETS IN THE UNITED STATES/(1)/

     Boxes enclose the tabular information for Washington, D.C., Detroit, Philadelphia, Atlanta, Baltimore, St. Louis, Cleveland and Richmond.

                                                                                      AFRICAN-AMERICANS
                                                                                    AS A PERCENTAGE OF THE
                                                    AFRICAN-AMERICAN                  OVERALL POPULATION
RANK             MARKET                      POPULATION IN THE MARKET/(2)/            IN THE MARKET/(2)/
----            --------                    -------------------------------         -----------------------
                                                     (IN THOUSANDS)
  1.  New York                                          3,731                               22.2%
  2.  Chicago                                           1,648                               19.4
-----------------------------------------------------------------------------------------------------------
  3.  WASHINGTON, D.C.                                  1,150                               27.2
-----------------------------------------------------------------------------------------------------------
  4.  Los Angeles                                       1,134                                9.4
-----------------------------------------------------------------------------------------------------------
  5.  DETROIT                                           1,004                               22.5
  6.  PHILADELPHIA                                        947                               19.9
  7.  ATLANTA                                             921                               25.7
-----------------------------------------------------------------------------------------------------------
  8.  Houston/Galveston                                   782                               18.3
  9.  Miami/Ft. Lauderdale/ Hollywood                     718                               20.2
 10.  Dallas/Ft. Worth                                    645                               14.2
-----------------------------------------------------------------------------------------------------------
 11.  BALTIMORE                                           644                               26.0
-----------------------------------------------------------------------------------------------------------
 12.  San Francisco                                       599                                9.2
 13.  Memphis                                             482                               41.5
 14.  New Orleans                                         460                               36.3
 15.  Norfolk/Virginia Beach/Newport News                 444                               29.6
-----------------------------------------------------------------------------------------------------------
 16.  ST. LOUIS                                           439                               17.2
 17.  CLEVELAND                                           398                               18.7
-----------------------------------------------------------------------------------------------------------
 18.  Boston                                              281                                7.3
-----------------------------------------------------------------------------------------------------------
 19.  RICHMOND                                            281                               30.0
-----------------------------------------------------------------------------------------------------------
 20.  Charlotte/Gastonia/Rock Hill                        266                               19.9
 21.  Birmingham                                          261                               27.0
 22.  Raleigh/Durham                                      244                               23.5
 23.  Milwaukee/Racine                                    237                               14.4
 24.  Greensboro/Winston-Salem/High Point                 226                               19.7
 25.  Cincinnati                                          220                               11.4
 26.  Kansas City                                         215                               12.8
 27.  Tampa/St. Petersburg/Clearwater                     202                                9.0
 28.  Jacksonville                                        201                               19.0
 29.  Indianapolis                                        193                               14.1
 30.  Pittsburgh                                          188                                7.9

(1) BOXES AND BOLD TEXT INDICATE MARKETS WHERE RADIO ONE CURRENTLY OWNS OR WILL OWN AND OPERATE RADIO STATIONS UPON CONSUMMATION OF THE ACQUISITIONS DESCRIBED BELOW UNDER "STATION OPERATIONS - ATLANTA, GEORGIA, - ST. LOUIS, MISSOURI, - CLEVELAND, OHIO AND - RICHMOND, VIRGINIA."
(2) POPULATION ESTIMATES ARE FOR 1996 AND ARE BASED UPON BIA INVESTING IN RADIO MARKET REPORT ("BIA 1998 FOURTH EDITION").


OPERATING STRATEGY

  In order to maximize net broadcast revenue and broadcast cash flow at our radio stations, we strive to achieve the largest audience share of African-American listeners in each market, convert these audience share ratings to advertising revenue, and control operating expenses. The success of our strategy relies on the following:

  .  market research, targeted programming and marketing;

  .  strong management and performance-based incentives;

  .  strategic sales efforts;

  .  radio station clustering, programming segmentation and sales bundling;

  .  advertising partnerships and special events; and

  .  significant community involvement.

Market Research, Targeted Programming and Marketing

  Radio One uses market research to tailor the programming, marketing and promotions of our radio stations to maximize audience share. To achieve these goals, we use market research to identify unserved or underserved markets or segments of the African-American community in current and new markets and to determine whether to acquire a new radio station or reprogram one of our existing radio stations to target those markets or segments.

  We also seek to reinforce our targeted programming by creating a distinct and marketable identity for each of our radio stations. To achieve this objective, in addition to our significant community involvement discussed below, we employ and promote distinct, high-profile on-air personalities at many of our radio stations, many of whom have strong ties to the African-American community.

Strong Management and Performance-based Incentives

  Radio One focuses on hiring highly motivated and talented individuals in each functional area of the organization who can effectively help us implement our growth and operating strategies. Radio One's management team is comprised of a diverse group of individuals who bring expertise to their respective functional areas. We seek to hire and promote individuals with significant potential, the ability to operate with high levels of autonomy and the appropriate team-orientation that will enable them to pursue their careers within the organization.

  To enhance the quality of our management in the areas of sales and programming, general managers, sales managers and program directors have significant portions of their compensation tied to the achievement of certain performance goals. General managers' compensation is based partially on achieving broadcast cash flow benchmarks which create an incentive for management to focus on both sales growth and expense control. Additionally, sales managers and sales personnel have incentive packages based on sales goals, and program directors and on-air talent have incentive packages focused on maximizing overall ratings as well as ratings in specific target segments.

Strategic Sales Efforts

  Radio One has assembled an effective, highly trained sales staff responsible for converting audience share into revenue. We operate with a focused, sales-oriented culture which rewards aggressive selling efforts through a generous commission and bonus compensation structure. We hire and deploy large teams of sales professionals for each of our stations or station clusters, and we provide these teams with the resources necessary to compete effectively in the markets in which we operate. We utilize various sales strategies to sell and market our stations as stand-alones, in combination with other stations within a given market and across markets, where appropriate.

Radio Station Clustering, Programming Segmentation and Sales Bundling

  Radio One strives to build clusters of radio stations in our markets, with each radio station targeting different demographic segments of the African-American population. This clustering and programming segmentation strategy allows us to achieve greater penetration into each segment of our target market. We are then able to offer advertisers multiple audiences and to bundle the radio stations for advertising sales purposes when advantageous.

  We believe there are several potential benefits that result from operating multiple radio stations in the same market. First, each additional radio station in a market provides us with a larger percentage of the prime advertising time available for sale within that market. Second, the more stations we program, the greater the market share we can achieve in our target demographic groups through the use of segmented programming. Third, we are often able to consolidate sales, promotional, technical support and corporate functions to produce substantial cost savings. Finally, the purchase of additional radio stations in an existing market allows us to take advantage of our market expertise and existing relationships with advertisers.

Advertising Partnerships and Special Events

  We believe that in order to create advertising loyalty, Radio One must strive to be the recognized expert in marketing to the African-American consumer in the markets in which we operate. We believe that Radio One has achieved this recognition by focusing on serving the African-American consumer and by creating innovative advertising campaigns and promotional tie-ins with our advertising clients and sponsoring numerous entertainment events each year. We sponsor the Stone Soul Picnic, an all-day free outdoor concert which showcases advertisers, local merchants and other organizations to over 100,000 people in each of Washington, D.C. and Baltimore. We also sponsor The People's Expo every March in Washington, D.C. and Baltimore, which provides entertainment, shopping and educational seminars to Radio One's listeners and others from the communities we serve. In these events, advertisers buy signage, booth space and broadcast promotions to sell a variety of goods and services to African-American consumers. As we expand our presence in our existing markets and into new markets, we plan to increase the number of events and the number of markets in which we host these major events.

Significant Community Involvement

  We believe our active involvement and significant relationships in the African-American community provides a competitive advantage in targeting African-American audiences. In this way, we believe our proactive involvement in the African-American community in each of our markets significantly improves the marketability of our radio broadcast time to advertisers who are targeting such communities.

  We believe that a radio station's image should reflect the lifestyle and viewpoints of the target demographic group it serves. Due to our fundamental understanding of the African-American community, we believe we are able to identify music and musical styles, as well as political and social trends and issues, early in their evolution. This understanding is then integrated into all aspects of our operations and enables us to create enhanced awareness and name recognition in the marketplace. In addition, we believe our multi-level approach to community involvement leads to increased effectiveness in developing and updating our programming formats. We believe our enhanced awareness and more effective programming formats lead to greater listenership and higher ratings over the long-term.

  We have a history of sponsoring events that demonstrate our commitment to the African-American community, including:

  . heightening the awareness of diseases which disproportionately impact African-Americans, such as sickle-cell anemia and leukemia, and holding fund raisers to benefit the search for their cure;

  . developing contests specifically designed to assist African-American single mothers with day care expenses;

  . fund-raising for the many African-American churches throughout the country that have been the target of arsonists; and

  . organizing seminars designed to educate African-Americans on personal issues such as buying a home, starting a business, developing a credit history, financial planning and health care.

MANAGEMENT STOCK OPTION PLAN

  On March 10, 1999, we adopted the 1999 Stock Option and Restricted Stock Grant Plan (the ''Option Plan'') designed to provide incentives relating to equity ownership to present and future executive, managerial, and other key employees of Radio One and our subsidiaries. The Option Plan affords us latitude in tailoring incentive compensation for the retention of key personnel, to support corporate and business objectives, and to anticipate and respond to a changing business environment and competitive compensation practices.

STATION OPERATIONS

  The following is a general description of each of our markets and our radio stations in each market. As noted, some of the data provided in the tables below includes information during periods the radio stations listed were not owned or operated by Radio One.

  WASHINGTON, D.C.

  The Washington, D.C. market is estimated to be the eighth largest radio market in terms of MSA population. In 1998, this market had advertising revenue estimated to be $252.8 million, making it the sixth largest radio market in terms of advertising revenue. In 1996, Washington, D.C. had the third largest African-American population in the United States with an MSA population of approximately 4.2 million (approximately 27.2% of which was African-American). We believe that we own the strongest franchise (in terms of audience share and number of radio stations) of African-American targeted radio stations in the Washington, D.C. market, with two of the four FM radio stations and two of the three AM radio stations that target African-Americans. Washington, D.C. experienced annual radio revenue growth of 5.4% between 1991 and 1996, and radio revenue in Washington, D.C. is expected to continue growing at an annual pace of 7.4% between 1997 and 2001. (Source: BIA 1998 Fourth Edition)

                                                  1995/(4)/   1996/(4)/   1997/(4)/   1998/(4)/   FALL 1998/(5)/
                                                  ---------   ---------   ---------  ---------    ---------------
          WKYS-FM(1)

               Audience share (12-plus)........       3.8         4.5         5.8         5.2              5.4
               Audience share rank (12-plus)...         9t          6t          2           3                2
               Audience share (18-34)..........       5.8         7.5        10.4        10.1             10.2
               Audience share rank (18-34).....         6           2           1           1                1
               Revenue share...................       3.8%        3.3%        4.5%        5.0%             n/a
               Revenue rank....................        14          14          10           9              n/a

          WMMJ-FM(2)

               Audience share (12-plus)........       3.7         4.5         4.1         4.3              5.0
               Audience share rank (12-plus)...       11t           6t          9           8                5
               Audience share (25-54)..........       4.6         5.4         4.9         5.1              5.8
               Audience share rank (25-54).....         8           3t          7           4                3
               Revenue share...................       3.7%        3.4%        2.9%        3.2%             n/a
               Revenue rank....................        15          13          17          18              n/a

          WOL-AM

               Audience share (12-plus)........       1.7         1.0         1.1         0.8              0.7
               Audience share rank (12-plus)...        19          23t         20          25               25t
               Audience share (35-64)..........       2.3         1.1         1.4         1.1              1.0
               Audience share rank (35-64).....        14t         23          19          22               21t
               Revenue share...................       2.0%        1.8%        1.6%        0.8%             n/a
               Revenue rank....................        18          18          19          21              n/a

          WMMJ-FM AND WOL-AM (COMBINED)

               Audience share (12-plus)........       5.4         5.5         5.2         5.1              5.7
               Audience share (25-54)..........       6.4         6.2         5.9         5.9              6.5
               Revenue share...................       5.6%        5.3%        4.5%        4.0%             n/a
               Revenue rank....................         7           8          12          11              n/a

          WYCB-AM(3)

               Audience share (12-plus)........       1.6         1.3         1.2         1.0              0.9
               Audience share rank (12-plus)...        20          20          19          22               22t
               Audience share (35-64)..........       1.7         1.5         1.4         1.1              1.0
               Audience share rank (35-64).....        19          18          20          19               21t
               Revenue share...................       n/a         n/a         n/a         0.5%              n/a
               Revenue rank....................       n/a         n/a         n/a         n/a               n/a

---------------------------------------

As used in this table, "n/a" means not available or not applicable and "t" means tied with one or more other radio stations.
(1) WKYS-FM was acquired by Radio One on June 6, 1995.
(2) WOL-AM and WMMJ-FM advertising time is sold in combination.
(3) Radio One acquired WYCB-AM in the first quarter of 1998 through an Unrestricted Subsidiary.

(4) Audience share and audience share rank data are based on Arbitron Survey four book averages for the years indicated ending with the Fall Arbitron Survey. Revenue share and rank data are based upon the Radio Revenue Report of Hungerford for 1998, 1997, 1996, and 1995 (if applicable) except for WYCB-AM which does not report to Hungerford. Revenue share for WYCB-AM represents the radio station's net broadcast revenue as a percentage of the market radio revenue reported by the Hungerford Report (December 1998), as adjusted for WYCB-AM's net broadcast revenue.
(5) Fall 1998 Arbitron Survey.

  WOL-AM. In 1980, we acquired our first radio station, WOL-AM, for approximately $900,000. WOL-AM was a music station with declining revenue and audience shares that Radio One converted to one of the country's first all-talk radio stations targeting African-Americans. Radio One's Chairperson, Ms. Catherine L. Hughes, who hosted WOL-AM's daily four-hour morning show from 1983 to 1995, created a valuable niche for the radio station as "The Voice of Washington's Black Community."We believe that WOL-AM is a vital communications platform for the African-American community and political and business leaders in its market. WOL-AM's ratings have historically fluctuated between a 1.0 and
2.0 share in the 12-plus age demographic market.

  WMMJ-FM. In 1987, Radio One purchased WMMJ-FM for approximately $7.5 million. At the time, WMMJ-FM was being programmed in a general market Adult Contemporary format, and had a 1.2 share of the 12-plus age demographic. After extensive research we changed the station's format, making WMMJ-FM the first FM radio station on the East Coast to introduce an Urban Adult Contemporary ("Urban AC") programming format. This format focuses on African-Americans in the 25-54 age demographic and provides adult-oriented Urban Contemporary music from the 1960s through the 1990s. The Urban AC format was almost immediately successful, and in the Fall 1998 Arbitron Survey, the station was ranked number three in the 25-54 age demographic (with a 5.8 share) and number five in the 12-plus age demographic (with a 5.0 share).

  WKYS-FM. In June 1995, Radio One purchased WKYS-FM for approximately $34.0 million. WKYS-FM is a Young Urban Contemporary radio station targeting African-Americans in the 18-34 age demographic. From 1978 to 1989, WKYS-FM was Washington, D.C.'s perennial Urban Contemporary leader and was frequently the market's number one radio station overall. However, in 1987, WPGC-FM (now owned by Infinity Broadcasting ("Infinity")) changed its format from Adult Contemporary to Contemporary Hit/Urban ("CHR") and in Spring 1989, replaced WKYS-FM as the number one urban radio station in terms of audience share. From 1986 to Fall 1994, WKYS-FM's overall ratings rank fell from number one to number 12 with a 3.3 share of the 12-plus age demographic, while WPGC-FM moved from near the bottom to number one with a 9.0 share of the 12-plus age demographic. By 1995, the former owner of WKYS-FM abandoned the 18-34 age demographic and began to target the 25-54 age demographic, making it a direct competitor to Radio One's WMMJ-FM instead of Infinity's WPGC-FM. When Radio One purchased WKYS-FM in June 1995, we repositioned WKYS-FM's programming away from WMMJ-FM and back toward the 18-34 age demographic. Since June 1995, we have been able to increase dramatically WKYS-FM's overall 12-plus age demographic share and in 1997 WKYS-FM became Washington, D.C.'s number one rated radio station for the 12-plus and 18-34 age demographics. During this same period, WPGC-FM fell to the number two position in the 12-plus and 18-34 age demographics. Recently, WKYS-FM's position has fluctuated between the number one and number three rated station in the 12-plus age demographic while maintaining its number one position in the 18-34 age demographic.

  WYCB-AM. On March 16, 1998, Radio One acquired, through an Unrestricted Subsidiary, Broadcast Holdings, Inc. ("BHI"), the owner of WYCB-AM, a gospel station, for approximately $3.8 million. Following the acquisition, we integrated the operations of WYCB-AM, a gospel station, into our existing radio station operations in the Washington, D.C. market.

  BALTIMORE, MARYLAND

  The Baltimore market is estimated to be the 20th largest radio market in terms of MSA population and advertising revenue. In 1998, this market had advertising revenue estimated to be $105.8 million. In 1996, Baltimore had the 11th largest African-American population in the United States with an MSA population of approximately 2.5 million (approximately 26.0% of which was African-American). We believe we own the strongest franchise of African-American targeted radio stations in the Baltimore market with the only two FM radio stations and two of the four AM radio stations that target African-Americans. Baltimore experienced annual radio revenue growth of 8.6% between 1991 and 1996 and radio revenue in Baltimore is expected to continue growing at an annual pace of 6.2% between 1997 and 2001. (Source: BIA 1998 Fourth Edition)

                                                    1995/(3)/   1996/(3)/   1997/(3)/   1998/(3)/   FALL 1998/(4)/
                                                    --------------------------------------------------------------
          WERQ-FM/(1)/

               Audience share (12-plus)........        5.2         6.4         9.3         9.4              9.6
               Audience share rank (12-plus)...          7           4           1           1                1
               Audience share (18-34)..........        8.6        10.7          16        16.6             16.5
               Audience share rank (18-34).....          2           2           1           1                1

          WOLB-AM

               Audience share (12-plus)........        0.9         0.6         0.9         0.9              0.8
               Audience share rank (12-plus)...         23t         28t         15t         18               24t
               Audience share (35-64)..........        1.1         0.9         1.2         1.1              0.7
               Audience share rank (35-64).....         19t         23          15          16t              26t

          WERQ-FM AND WOLB-AM (COMBINED)

               Audience share (12-plus)........        6.1           7        10.2        10.3             10.4
               Audience share (25-54)..........        4.9         5.7         9.1         8.7              8.4
               Revenue share...................        6.7%        6.7%       10.7%       13.1%             n/a
               Revenue rank....................          8           8           4           2              n/a

          WWIN-FM/(2)/

               Audience share (12-plus)........        4.0         3.6         3.6         5.0              5.5
               Audience share rank (12-........         10          10           9           7                6
               plus)
               Audience share (25-54)..........        5.5         4.9         4.9         6.8              7.5
               Audience share rank (25-54).....          5           7t          7           4                3

          WWIN-AM

               Audience share (12-plus)........        1.1         1.1         0.8         1.1              1.1
               Audience share rank (12-plus)...         18t         20t         17          17               19t
               Audience share (35-64)..........        1.1         1.4         1.1         1.1              0.8
               Audience share rank (35-64).....         19t         18          16t         16t              25

          WWIN-FM AND WWIN-AM (COMBINED)

               Audience share (12-plus)........        5.1         4.7         4.4         6.1              6.6
               Audience share (25-54)..........        6.6         6.0         5.8         7.6              8.2
               Revenue share...................        5.7%        5.8%        5.5%        6.0%             n/a
               Revenue rank....................         10          10           9           8              n/a

----------------------------------
As used in this table, "n/a"means not available or not applicable and "t" means tied with one or more other radio stations.
(1) Based upon the Hungerford Report (1998). WERQ-FM and WOLB-AM jointly report revenue data to Hungerford.
(2) Based upon the Hungerford Report (1998). WWIN-FM and WWIN-AM jointly report revenue data to Hungerford.
(3) Audience share and audience share rank data are based on Arbitron Survey four book averages book for the years indicated ending with the Fall Arbitron Survey. Revenue share and rank data are based on the Radio Revenue Report by Hungerford for 1998, 1997, 1996 and 1995, as applicable.

(4)  Fall 1998 Arbitron Survey.

  WWIN-FM and WWIN-AM. In January 1992, we made our first acquisition outside the Washington, D.C. market with the purchase of WWIN-FM and its sister station WWIN-AM for approximately $4.7 million. At the time, WWIN-FM was a distant second in ratings to its in-format direct competitor WXYV-FM, with less than one-third of that radio station's market share. Today, WWIN-FM is a leading urban radio station in the 25-54 age demographic in the Baltimore market (ranked number two in the Fall 1998 Arbitron Survey with a 7.5 share), and WWIN-AM continues to occupy an attractive niche on the AM frequency with its Gospel programming format.

  WERQ-FM and WOLB-AM. In September 1993, Radio One completed another acquisition in the Baltimore market with the purchase of WERQ-FM and WOLB-AM (formerly WERQ-AM) for approximately $9.0 million. WERQ-FM was, at the time of its acquisition, a CHR/Urban radio station, while WERQ-AM was a satellite-fed, all-news radio station. We converted the format of WERQ-FM to a more focused Young Urban Contemporary format targeted at the 18-34 age demographic, while WOLB-AM began simulcasting with WOL-AM, Radio One's Black Talk radio station in Washington, D.C. After we aggressively marketed the station, WERQ-FM became Baltimore's dominant station ranked number one in the 12-plus, 18-34 and 25-54 age demographics in the Fall 1998 Arbitron Survey, a position it first achieved in the Spring 1997 Arbitron Survey, while its former primary competitor, WXYV-FM, changed format during 1997 and no longer targets the same listener base as that of WERQ-FM.

PHILADELPHIA, PENNSYLVANIA

  The Philadelphia market is estimated to be the fifth largest radio market in terms of MSA population. In 1998, this market had advertising revenue estimated to be $242.3 million, making it the seventh largest radio market in terms of advertising revenue. In 1996, Philadelphia had the sixth largest African-American population in the United States with an MSA population of approximately
4.9 million (approximately 19.9% of which was African-American). Philadelphia experienced annual radio revenue growth of 9.4% between 1991 and 1996, and radio revenue in Philadelphia is expected to continue growing at an annual pace of 6.5% between 1997 and 2001. (Source: BIA 1998 Fourth Edition)

                                                 1997/(1)/   1998/(1)/   FALL 1998/(2)/
                                                 ---------  ----------   -------------
          WPHI-FM

               Audience share (12-plus)..........   3.6         3.3            3.3
               Audience share rank (12-plus).....    15          13t            14
               Audience share (18-34)............   6.4         6.0            6.0
               Audience share rank (18-34).......     5           5              5
               Revenue share.....................   1.2%        2.2%            n/a
               Revenue rank......................    18          16             n/a

------------------------

As used in this table, "n/a" means not available or not applicable and "t" means tied with one or more other radio stations.
(1) Audiences share and audience share rank data are based on Arbitron Survey four book averages ending with the Fall Arbitron Survey for the years indicated. Revenue share and rank data are based on the Radio Revenue Report by Miller Kaplan for December 1998 and 1997, as applicable.

(2)  Fall 1998 Arbitron Survey.

  WPHI-FM. On February 8, 1997, Radio One entered into an LMA with the owner of WPHI-FM (formerly WDRE-FM), and changed the radio station's programming format from Modern Rock to Young Urban Contemporary targeting the 18-34 age demographic. On May 19, 1997, we acquired WPHI-FM for approximately $20.0 million, providing us with an opportunity to apply our operating strategy in another top-30 African-American market. Although WPHI-FM is a Class A facility operating at the equivalent of 3 kW, we believe it adequately reaches at least 90% of African-Americans in Philadelphia. In the Fall 1998 Arbitron Survey, WPHI-FM achieved a 3.3 share in the 12-plus age demographic and had solidly positioned itself as the number two Young Urban Contemporary station in the market behind WUSL-FM.

DETROIT, MICHIGAN

  The Detroit market is estimated to be the seventh largest radio market in terms of MSA population. In 1998, this market had advertising revenue estimated to be $225.1 million, making it the 11th largest radio market in terms of advertising revenue. Detroit is the fifth largest African-American market with an MSA population of approximately 4.5 million in 1996 (approximately 22.5% of which was African-American). Detroit experienced annual radio revenue growth of 8.4% between 1991 and 1996, and radio revenue in Detroit is expected to continue growing at an annual pace of 7.5% between 1997 and 2001 (Source: BIA 1998 Fourth Edition).

                                                1998/(1)/  FALL 1998/(2)/
                                                ---------  --------------
          WDTJ-FM

               Audience share (12-plus)..........     3.4        3.3
               Audience share rank (12-plus).....      12         13
               Audience share (18-34)............     5.8        5.4
               Audience share rank (18-34).......       4          5
               Revenue share.....................     2.0        n/a
               Revenue rank......................     n/a        n/a

------------------------

As used in this table, "n/a" means not available or not applicable.
(1) Audience share and audience share rank data are based on Arbitron Survey four book averages for the year indicated ending with the Fall Arbitron Survey. Revenue share and rank data are based on the Radio Revenue Report by Hungerford for 1998.

(2)  Fall 1998 Arbitron Survey.


  WDTJ-FM and WCHB-AM. On June 30, 1998, Radio One acquired Bell Broadcasting Company ("Bell Broadcasting"), which owns two radio stations, WDTJ-FM (formerly WCHB-FM) and WCHB-AM, located in the Detroit, Michigan market and one radio station, WJZZ-AM, located in Kingsley, Michigan. Radio One paid approximately $34.2 million in cash and the cost of certain improvements to the stations. WDTJ-FM is a Young Urban Contemporary station similar to our WERQ-FM in Baltimore and WKYS-FM in Washington, D.C. WCHB-AM's facilities are currently being upgraded from 25 kW to 50 kW. In the future, we may dispose of the station located in Kingsley, Michigan because that station is not integral to the Bell Broadcasting operation and is located a substantial distance from Detroit.

  WWBR-FM. On December 28, 1998, Radio One acquired Allur-Detroit, Inc. ("Allur-Detroit"), for approximately $26.5 million in cash. Allur-Detroit owns WWBR-FM licensed to Mt. Clemens, Michigan, which is part of the Detroit MSA. Allur-Detroit's stockholders included Syndicated Communications Venture Partners, II, L.P. ("Syncom Venture Partners"), an affiliate of one of Radio One's stockholders, Syncom Capital Corporation ("Syncom"). On January 16, 1999, we changed the format of WWBR-FM to Adult Contemporary. WWBR-FM is the first station owned by Radio One that primarily targets a non-African-American audience.

  ATLANTA, GEORGIA

  The Atlanta market is estimated to be the 13th largest radio market in terms of MSA population. In 1998, this market had radio advertising revenue estimated to be $242.2 million, making it the 10th largest radio market in terms of advertising revenue. In 1996, Atlanta had the seventh largest African-American population in the United States with an MSA population of approximately 3.6 million (approximately 25.7% of which was African-American). Due to a rapidly growing local economy, the Atlanta market has one of the country's fastest growth rates in terms of radio revenue. Atlanta experienced annual radio revenue growth of 12.1% between 1991 and 1998, and radio revenue in Atlanta is expected to continue growing at an average annual rate of 8.2% between 1997 and 2001. (Source: BIA 1998 Fourth Edition)

  On March 30, 1999, Radio One acquired Radio One of Atlanta, Inc. ("ROA"), an affiliate of Radio One, in exchange for shares of Radio One Common Stock. Radio One also assumed and retired approximately $16.3 million of indebtedness of ROA and Dogwood Communications, Inc. ("Dogwood"). Prior to the acquisition, ROA owned approximately 33% of Dogwood. On March 30, 1999, Radio One acquired the remaining approximate 67% of Dogwood for $3.6 million. Founded in 1995, ROA owns and operates WHTA-FM. Dogwood owns WAMJ-FM which, prior to ROA's acquisition of 100% of Dogwood, ROA operated under a local marketing agreement ("LMA"). Upon the completion of these acquisitions, ROA became a wholly-owned subsidiary of Radio One, and Dogwood became a wholly owned subsidiary of ROA. See Item 13 - "Certain Relationships and Related Transactions."

                                                    1996/(1)/   1997/(1)/    1998/(1)/   FALL 1998/(2)/
                                                    ---------- -----------  ------------ ---------------
          WHTA-FM

               Audience share (12-plus)............       4.9         5.0         4.7              4.5
               Audience share rank (12-plus).......         9           9           9                9
               Audience share (18-34)..............       8.0         8.0         8.6              8.3
               Audience share rank (18-34).........         5           4           4                4
               Revenue share.......................       2.2%        2.9%        3.5%             n/a
               Revenue rank........................        12          12          12              n/a

          WAMJ-FM/(3)/

               Audience share (12-plus)..................................        2.2              1.8
               Audience share rank (12-plus).............................         15               17
               Audience share (25-54)....................................        3.1              2.5
               Audience share rank (25-54)...............................         13               14
               Revenue share.............................................        1.1%              n/a
               Revenue rank..............................................         n/a              n/a


------------------------------------------

As used in this table, "n/a"means not available or not applicable.
(1) Audiences share and audience share rank data are based on Arbitron Survey four book averages for the years indicated ending with the Fall Arbitron Survey. Revenue share and rank data are based on the Radio Revenue Report by Miller Kaplan for 1998, 1997 and 1996, as applicable. Revenue share for WAMJ-FM represents its net broadcast revenue as a percentage of the market radio revenue reported by Miller Kaplan for December 1998, as adjusted for WAMJ-FM's net broadcast revenue.

(2)  Fall 1998 Arbitron Survey.
(3)  WAMJ-FM commenced broadcasting in December 1997.

  WHTA-FM. In 1995, ROA acquired WHTA-FM (formerly WQUL-FM) from Design Media, Inc. for approximately $4.8 million. WHTA-FM was a 6 kW Class A facility licensed to Griffin, Georgia, a community 40 miles southwest of the Atlanta market. Prior to selling the station, Design Media received a construction permit to upgrade the station to Class C3 and changed its community of license to Fayetteville, Georgia. In conjunction with Radio One's management, Design Media moved the station's transmitter site 20 miles closer to Atlanta. In July 1995, ROA launched a new Young Urban Contemporary music format that has consistently garnered a 4.5 to 5.0 share of the 12-plus age demographic. WHTA-FM remains consistently ranked in the top three stations in its primary target group, the 12-17 age demographic, and in the top five stations among its secondary target group, the 18-34 age demographic, ranking number four in the Fall 1998 Arbitron Survey with an 8.3 share.

  WAMJ-FM. In March 1997, ROA entered into an agreement with Dogwood to provide financing for a new 6 kW Class A radio station that had been assigned to Roswell, Georgia, a community approximately twenty miles north of downtown Atlanta. ROA received an approximate 33% ownership stake, along with an option to purchase 100% of the station. ROA also entered into an LMA allowing ROA to operate the station in the Atlanta market. On December 16, 1997, ROA launched an R&B oldies format on WAMJ-FM targeting the 25-54 age demographic. In November 1998, Dogwood received an FCC construction permit to upgrade WAMJ's signal to Class C3. WAMJ-FM began operating at 25 kW in December 1998, greatly improving its penetration of the Atlanta market and giving the station total coverage of the Atlanta metropolitan area.

  In Atlanta, Radio One competes directly against Infinity's Urban Contemporary station, WVEE-FM, and against Midwestern Broadcasting's Urban Adult Contemporary station, WALR-FM. However, Radio One owns more FM radio stations targeting African-Americans in Atlanta than any other entity.

ST. LOUIS, MISSOURI

  The St. Louis market is estimated to be the 19th largest radio market in terms of MSA population. In 1998, this market had advertising revenue estimated to be $116.5 million, making it the 18th largest radio market in terms of advertising revenue. St. Louis is the 16th largest African-American market with an MSA population of approximately 2.6 million in 1996 (approximately 17.2% of which was African-American). St. Louis experienced annual radio revenue growth of 8.8% between 1991 and 1996, and radio revenue in St. Louis is expected to continue growing at an annual rate of 6.9% between 1997 and 2001. (Source: BIA 1998 Fourth Edition)

  On November 23, 1998, Radio One entered into an agreement to acquire the assets of WFUN-FM, licensed to Bethalto, Illinois for approximately $13.6 million in cash. We expect to move WFUN-FM to a broadcast tower site closer to downtown St. Louis, reformat the station and upgrade its signal from 6 kW to 25 kW.

  The FCC approved of Radio One's acquisition of the assets of WFUN-FM on January 26, 1999. The FCC's action became a final action on March 10, 1999.

CLEVELAND, OHIO

  The Cleveland market is estimated to be the 23rd largest radio market in terms of MSA population and advertising revenue. In 1998, this market had advertising revenue estimated to be $96.7 million. Cleveland is the 17th largest African-American market with an MSA population of approximately 2.1 million (approximately 18.7% of which was African-American). Cleveland experienced annual radio revenue growth of 7.9% between 1991 and 1996, and radio revenue in Cleveland is expected to continue growing at an annual pace of 6.9% between 1997 and 2001. (Source: BIA 1998 Fourth Edition)

  On March 29, 1999, Radio One entered into an asset purchase agreement with Clear Channel Communications to acquire WENZ-FM and WERE-AM for approximately $20.0 million in cash.

  WENZ-FM is licensed to Cleveland, Ohio, and is currently programming an Alternative Rock format. WENZ-FM garnered 2.4 share in the Fall 1998 Arbitron Survey of the market's 12-plus age demographic.

  WERE-AM is licensed to Cleveland, Ohio, and is currently programming a News Talk format. WERE-AM achieved a 0.4 share in the Fall 1998 Arbitron Survey of the market's 12-plus age demographic.

  Consummation of the acquisition of radio stations WENZ-FM and WERE-AM is subject to the receipt of prior FCC approval. An application for FCC consent to the acquisition of radio stations WENZ-FM and WERE-AM was filed on February 8, 1999, and we anticipate that initial approval will be granted before May 1, 1999, after the petition to deny period has elapsed, but there can be no assurance that FCC approval for the acquisition will be obtained.

RICHMOND, VIRGINIA

  Richmond is estimated to be the 57th largest radio market in terms of MSA population. In 1998, this market had radio advertising revenue estimated to be $45.8 million, making it the 46th largest radio market in terms of advertising revenue. Richmond is the 19th largest African-American market with an MSA population of approximately 937,000 in 1996 (approximately 30.0% of which was African-American). Richmond experienced annual radio revenue growth of 5.7% between 1991 and 1996, and radio revenue in Richmond is expected to continue growing at an annual rate of 6.5% between 1997 and 2001. (Source: BIA 1998 Fourth Edition)

  Radio One believes that Richmond is a particularly attractive market due to its proximity to Radio One headquarters in the Washington, DC area. Due to this proximity, Radio One believes that it can leverage its regional advertiser relationships and its regionally located management and on-air talent in the Richmond market. We have entered into agreements or letters of intent to acquire six FM and one AM radio stations in three separate transactions. Upon completion of these acquisitions, we believe we will be well positioned as a strong provider of urban-oriented programming to Richmond's African-American market. We will also be the second provider of Country programming and will have additional signals available for other format opportunities and underserved demographics in the Richmond market.

  On February 10, 1999, Radio One entered into an asset purchase agreement to acquire WDYL-FM, licensed to Chester, Virginia for approximately $4.6 million in cash. WDYL-FM, currently a Religious format station, is in the Richmond, Virginia market.

  On February 26, 1999, Radio One entered into an asset purchase agreement to acquire WKJS-FM, licensed to Crewe, Virginia, and WSOJ-FM, licensed to Petersburg, Virginia, for approximately $12.0 million in cash, subject to purchase price adjustments. Both stations, currently urban format stations, are in the Richmond, Virginia market.

  WKJS-FM, licensed to Crewe, Virginia, is a 100 kW station and generally covers the entire Richmond market. The station changed its format from Oldies to Urban Adult Contemporary in March 1998 and has since experienced a significant ratings increase. WKJS-FM's ratings increased from a 3.1 share in the 12-plus age demographic in the

Winter 1998 Arbitron Survey to an 8.2 share in the 12-plus age demographic in the Fall 1998 Arbitron Survey. In the 25-54 age demographic, WKJS-FM earned a
10.6 share in the Fall 1998 Arbitron Survey, ranking it number one, tied with one other station.

  WSOJ-FM, licensed to Petersburg, Virginia, primarily covers Petersburg, located in the southern portion of the Richmond metropolitan area. A Young Urban Contemporary station, WSOJ-FM earned a 3.2 share in the 12-plus age demographic in the Fall 1998 Arbitron Survey. WKJS-FM and WSOJ-FM have been operated and sold in combination for most of 1998.

  On February 24, 1999, Radio One entered into a letter of intent to purchase WCDX-FM, WPLZ-FM, WJRV-FM and WGCV-AM, for $34.0 million. WCDX-FM, a Young Urban Contemporary station licensed to Mechanicsville, Virginia, covers the entire Richmond metropolitan area. WCDX-FM has averaged a 10.1 share of the 12-plus age demographic for the last 2 years and is currently ranked number two overall in the 12-plus age demographic, tied with another station with an 8.8 share, according to the Fall 1998 Arbitron Survey. WCDX-FM is also ranked number one in the 18-34 age demographic and number four in the 25-54 age demographic.

  WCDX-FM's sister station, WPLZ-FM, currently programs an Urban Oldies format and earned a 4.8 share of the 12-plus age demographic in the Fall 1998 Arbitron Survey. WPLZ-FM, licensed to Petersburg, Virginia, primarily covers the southern Richmond metropolitan area. The two stations have historically been sold in combination and have been the market leaders in terms of urban radio revenue share. WJRV-FM, licensed to Richmond, Virginia, recently changed formats from Smooth Jazz to Country, in order to challenge WKHK-FM, the leading country radio station in Richmond. WJRV-FM earned a 1.5 share of the 12-plus age demographic in the Fall 1998 Arbitron Survey after approximately 3 months in the Country format. WGCV-AM is a Religious formatted station, licensed to Petersburg, Virginia, that does not currently have any significant audience or revenue share.

  Consummation of the acquisition of these radio stations in Richmond is subject to the receipt of prior FCC approval. An application for FCC consent to the acquisition of WDYL-FM was filed on February 18, 1999, and we anticipate that initial approval of the acquisition will be granted by May 1, 1999, after the petition to deny period has elapsed, but there can be no assurance that FCC approval for the acquisition will be obtained. An application for FCC consent to the acquisitions of WKJS-FM and WSOJ-FM was filed on March 5, 1999, and we anticipate that initial approval of the acquisitions will be granted by June 1, 1999, after the petition to deny period has elapsed, but there can be no assurance that FCC approval of the acquisitions will be obtained. An application for FCC consent to the acquisitions of WJRV-FM, WCDX-FM, WPLZ-FM and WGCV-AM is expected to be filed in August 1999, and we anticipate that initial approval of the acquisitions will be granted in October 1999, after the petition to deny period has elapsed, but there can be no assurance that FCC approval for the acquisitions will be obtained. In addition, the acquisitions of WRJV-FM, WCDX-FM, WPLZ-FM and WGCV-AM will undergo review by the Justice Department pursuant to the requirements of the HSR Act. There can be no assurance that in connection with such review the Justice Department will not require a restructuring of the acquisitions.

ADVERTISING REVENUE

  Substantially all of Radio One's net broadcast revenue is generated from the sale of local and national advertising for broadcast on our radio stations. Additional net broadcast revenue is generated from network compensation payments and other miscellaneous transactions. Local sales are made by the sales staffs located in our markets. National sales are made by firms specializing in radio advertising sales on the national level, in exchange for a commission from Radio One that is based on a percentage of our net broadcast revenue from the advertising obtained. Approximately 67.4% of our net broadcast revenue for the fiscal year ended December 31, 1998, was generated from the sale of local advertising and 30.3% from sales to national advertisers, with the balance of net broadcast revenue being derived from network advertising, tower rental income and ticket and other revenue related to special events hosted by Radio One.

  We believe that advertisers can reach the African-American community more cost effectively through radio broadcasting than through newspapers or television. Advertising rates charged by radio stations are based primarily on (i) a radio station's audience share within the demographic groups targeted by the advertisers, (ii) the number of radio stations in the market competing for the same demographic groups, and (iii) the supply and demand for radio advertising time. Advertising rates are generally highest during the morning and afternoon commuting hours.

  A radio station's listenership is reflected in ratings surveys that estimate the number of listeners tuned to a radio station and the time they spend listening to that radio station. Each radio station's ratings are used by its advertisers to consider advertising with the radio station, and are used by Radio One to chart audience growth, set advertising rates and adjust programming.

STRATEGIC DIVERSIFICATION

  Radio One will continue to evaluate potential radio acquisitions in African-American markets. We are exploring opportunities in other forms of media to apply our expertise in marketing to African-Americans. Such opportunities could include outdoor advertising in urban environments, an urban-oriented Internet strategy, an urban-oriented radio network, music production, publishing and other related businesses.

  We recently entered into an exclusive programming agreement with XM Satellite Radio, Inc. to provide African-American talk and music programming to be broadcast on XM Satellite's satellite digital audio radio service, which is expected to be available in 2000.

  We have also invested, together with most publicly-traded radio companies, in a recent private placement for USA Digital Radio, Inc., a leading developer of in-band on-channel digital audio broadcast technology. This technology could enable radio broadcasters to convert from analog to digital broadcasting within the existing frequency allocation of their AM and FM stations. In conjunction with this investment, Alfred C. Liggins, III, the Chief Executive Officer and President of Radio One, became a board member of USA Digital Radio, Inc.

  Additionally, we have recently invested in PNE Media Holdings, LLC, a privately-held outdoor advertising company with a presence in several of the markets in which we own radio stations.

COMPETITION

  The radio broadcasting industry is highly competitive. Radio One's stations compete for audiences and advertising revenue with other radio stations and with other media such as television, newspapers, direct mail and outdoor advertising. Audience ratings and advertising revenue are subject to change and any adverse change in a market could adversely affect our net broadcast revenue in that market. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and advertising revenue. Other radio companies which are larger and have more resources may also enter markets where we operate. Although we believe our stations are well positioned to compete, we cannot assure you that our stations will maintain or increase their current ratings or advertising revenue.

  The radio broadcasting industry is also subject to rapid technological change, evolving industry standards and the emergence of new media technologies. Several new media technologies are being developed, including the following: (i) audio programming by cable television systems, direct broadcast satellite systems, Internet content providers and other digital audio broadcast formats; (ii) satellite digital audio radio service, which could result in the introduction of several new satellite radio services with sound quality equivalent to that of compact discs; and (iii) in-band on-channel digital radio, which could provide multi-channel, multi-format digital radio services in the same band width currently occupied by traditional AM and FM radio services. We recently entered into a programming agreement with a satellite digital audio radio service and have also invested in a developer of digital audio broadcast technology. However, we cannot assure you that these arrangements will be successful or enable us to adapt effectively to these new media technologies. We also cannot assure you that we will continue to have the resources to acquire other new technologies or to introduce new services that could compete with other new technologies.

ANTITRUST

  An important part of our growth strategy is the acquisition of additional radio stations. After the passage of the Telecommunications Act of 1996, the Justice Department has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks. The Justice Department is particularly aggressive when the proposed buyer already owns one or more radio stations in the market of the station it is seeking to buy. Recently, the Justice Department has challenged a number of radio broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. In general, the Justice Department has more closely scrutinized radio broadcasting acquisitions that result in local market shares in excess of 40% of radio advertising revenue. Similarly, the FCC staff has announced new procedures to review proposed radio broadcasting transactions even if the proposed acquisition otherwise complies with the FCC's ownership limitations. In particular, the FCC may invite public comment on proposed radio transactions that the FCC believes, based on its initial analysis, may present ownership concentration concerns in a particular local radio market.

FEDERAL REGULATION OF RADIO BROADCASTING

  The radio broadcasting industry is subject to extensive and changing regulation by the FCC of programming, technical operations, employment and other business practices. The FCC regulates radio broadcast stations pursuant to the Communications Act. The Communications Act permits the operation of radio broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The Communications Act provides for the FCC to exercise its licensing authority to provide a fair, efficient and equitable distribution of broadcast service throughout the United States. Among other things, the FCC assigns frequency bands for radio broadcasting; determines the particular frequencies, locations and operating power of radio broadcast stations; issues, renews, revokes and modifies radio broadcast station licenses; establishes technical requirements for certain transmitting equipment used by radio broadcast stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content and employment and business practices of radio broadcast stations; and has the power to impose penalties, including monetary forfeitures, for violations of its rules and the Communications Act.

  The Communications Act prohibits the assignment of an FCC license, or other transfer of control of an FCC licensee, without the prior approval of the FCC. In determining whether to grant requests for consents to assignments or transfers, and in determining whether to grant or renew a radio broadcast license, the FCC considers a number of factors pertaining to the licensee (and any proposed licensee), including restrictions on foreign ownership, compliance with FCC media ownership limits and other FCC rules, licensee ``character'' and compliance with the Anti-Drug Abuse Act of 1988.

  The following is a brief summary of certain provisions of the Communications Act and specific FCC rules and policies. This summary does not purport to be complete and is qualified in its entirety by the text of the Communications Act, the FCC's rules and regulations, and the rulings of the FCC. You should refer to the Communications Act and these FCC rules and rulings for further information concerning the nature and extent of federal regulation of radio broadcast stations.

  A licensee's failure to observe the requirements of the Communications Act or FCC rules and policies may result in the imposition of various sanctions, including admonishment, fines, the grant of ``short`` (less than the maximum eight-year) renewal terms, the grant of a license with conditions or, for particularly egregious violations, the denial of a license renewal application, the revocation of an FCC license or the denial of FCC consent to acquire additional broadcast properties. Congress and the FCC have had under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of Radio One's radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance such acquisitions. Such matters may include changes to the license authorization and renewal process; proposals to impose spectrum use or other fees on FCC licensees; auction of new broadcast licenses; changes to the FCC's equal employment opportunity regulations and other matters relating to involvement of minorities and women in the broadcasting industry; proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding program content; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages; technical and frequency allocation matters, including creation of a new low power radio broadcast service; the implementation of digital audio broadcasting on both a satellite and terrestrial basis; changes in broadcast cross-interest, multiple ownership, foreign ownership, cross-ownership and ownership attribution policies; proposals to allow telephone companies to deliver audio and video programming to homes in their service areas; and proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

  Radio One cannot predict what changes, if any, might be adopted, nor can we predict what other matters might be considered in the future, nor can we judge in advance what impact, if any, the implementation of any particular proposals or changes might have on our business.

FCC LICENSES

  The Communications Act provides that a broadcast station license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. In making licensing determinations, the FCC considers an applicant's legal, technical, financial and other qualifications. The FCC grants radio broadcast station licenses for specific periods of time and, upon application, may renew them for additional terms. Under the Communications Act, radio broadcast station licenses may be granted for a maximum term of eight years.

  Generally, the FCC renews radio broadcast licenses without a hearing upon a finding that: (i) the radio station has served the public interest, convenience and necessity, (ii) there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations, and (iii) there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse. After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a term less than the maximum otherwise permitted, or hold an evidentiary hearing. In addition, the Communications Act authorizes the filing of petitions to deny a license renewal application during specific periods of time after a renewal application has been filed. Interested parties, including members of the public, may use such petitions to raise issues concerning a renewal applicant's qualifications. If a substantial and material question of fact concerning a renewal application is raised by the FCC or other interested parties, or if for any reason the FCC cannot determine that grant of the renewal application would serve the public interest, convenience and necessity, the FCC will hold an evidentiary hearing on the application. If as a result of an evidentiary hearing the FCC determines that the licensee has failed to meet the requirements specified above and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Only after a license renewal application is denied will the FCC accept and consider competing applications for the vacated frequency. Also, during certain periods when a renewal application is pending, the transferability of the applicant's license may be restricted. Historically, Radio One's licenses have been renewed without any conditions or sanctions imposed. However, there can be no assurance that the licenses of each station owned by Radio One will be renewed or will be renewed without conditions or sanctions.

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

  The minimum and maximum facilities requirements for an FM radio station are determined by its class. Possible FM class designations depend upon the geographic zone in which the transmitter of the FM radio station is located. In general, commercial FM radio stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1 or C radio stations. The FCC recently has proposed to divide Class C stations into two subclasses based on antenna height. Stations not meeting the minimum height requirement within a three-year transition period would be downgraded automatically to the new Class C0 category.

  The following table sets forth with respect to each of Radio One's radio stations as of March 30, 1999: (i) the market, (ii) the radio station call letters, (iii) the year of acquisition, (iv) the class of FCC license, (v) the effective radiated power (``ERP''), if an FM radio station, or the power, if an AM radio station, (vi) the antenna height above average terrain (``HAAT''), if an FM radio station, or the above insulator measurement (``AI''), if an AM radio station, (vii) the operating frequency and (viii) the date on which the radio station's FCC license expires.

                                                             ERP (FM)         HAAT
                                                             --------       (FM) AI
                                                            POWER (AM)        (AM)                       EXPIRATION
                                                            ----------                                   ----------
                       STATION      YEARS OF       FCC         IN              IN                          DATE OF
                       -------      --------       ---         --              --                          -------
                    CALL LETTERS   ACQUISITION    CLASS    KILOWATTS(2)     METERS(3)       FREQUENCY      LICENSE
                    ------------   -----------    -----    ------------     ---------       ---------      -------
MARKET(1)
---------
Washington, D.C.    WOL-AM                 1980        C            1.0          52.1        1450 kHz    10/01/2003
                    WMMJ-FM                1987        A            2.9(4)      146.0       102.3 MHz    10/01/2003
                    WKYS-FM                1995        B           24.0         215.0        93.9 MHz    10/01/2003
                    WYCB-AM                1998        C            1.0          50.9        1340 kHz    10/01/2003

Baltimore           WWIN-AM                1992        C            1.0          61.0        1400 kHz    10/01/2003
                    WWIN-FM                1992        A            3.0          91.0        95.9 MHz    10/01/2003
                    WOLB-AM                1993        D            1.0          85.4        1010 kHz    10/01/2003
                    WERQ-FM                1993        B           37.0         174.0        92.3 MHz    10/01/2003

Atlanta             WHTA-FM                1999       C3            7.9         175.0        97.5 MHz    04/01/2004
                    WAMJ-FM                1999       C3           25.0          98.0       107.5 MHz    04/01/2004

Philadelphia        WPHI-FM                1997        A            0.3(5)      305.0       103.9 MHz    08/01/2006

Detroit             WDTJ-FM                1998        B           20.0         221.0       105.9 MHz    10/01/2004
                    WCHB-AM                1998        B           25.0(6)       49.4        1200 kHz    10/01/2004
                    WJZZ-AM(7)             1998        D           50.0          59.7        1210 kHz    10/01/2004
                    WWBR-FM                1998        B           50.0         152.0       102.7 MHz    10/01/2004

___________________

(1) A broadcast station's market may be different from its community of license.
(2) The coverage of an AM radio station is chiefly a function of the power of the radio station's transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the ERP of the radio station's antenna and the HAAT of the radio station's antenna.
(3) The height of an AM radio station's antenna is measured by reference to AI and the height of an FM radio station's antenna is measured by reference to HAAT.
(4) The FCC issued a construction permit to substitute a non-directional antenna for a directional antenna on September 11, 1998.
(5)  WPHI-FM operates at a power equivalent to 3 kW at 100 meters.
(6) On October 30, 1996, the FCC issued a construction permit to operate with a power of 50 kW day and 15 kW night and we began testing on March 4, 1999.
(7) WJZZ-AM is licensed to Kingsley, Michigan, which is located outside of Traverse City, Michigan. The station is temporarily off the air.

     Ownership Matters.   The Communications Act requires prior approval of the
FCC for the assignment of a broadcast license or the transfer of control of a corporation or other entity holding a license. In determining whether to approve an assignment of a radio broadcast license or a transfer of control of a broadcast licensee, the FCC considers, among other things, the financial and legal qualifications of the prospective assignee or transferee, including compliance with FCC restrictions on non-U.S. citizen or entity ownership and control, compliance with FCC rules limiting the common ownership of certain ``attributable'' interests in broadcast and newspaper properties, the history of compliance with FCC operating rules, and the ``character'' qualifications of the transferee or assignee and the individuals or entities holding ``attributable'' interests in them. Applications to the FCC for assignments and transfers are subject to petitions to deny by interested parties.

  To obtain the FCC's prior consent to assign or transfer a broadcast license, appropriate applications must be filed with the FCC. If the application to assign or transfer the license involves a substantial change in ownership or control of the licensee (e.g., the transfer of more than 50% of the voting stock), the application must be placed on public notice for a period of 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. Informal objections may be filed any time up until the FCC acts upon the application. If an assignment application does not involve new parties, or if a transfer of control application does not involve a ``substantial change'' in ownership or control, it is a pro forma application, which is not subject to the public notice and 30-day petition to deny procedure. The pro forma application is nevertheless subject to informal objections that may be filed any time up until the FCC acts on the application. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. The FCC usually has an additional ten days to set aside such grant on its own motion. When ruling on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

  Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of its capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, or foreign governments or their representatives or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. Thus, the licenses for Radio One's stations could be revoked if more than 25% of Radio One's outstanding capital stock is issued to or for the benefit of non-U.S. citizens.

  The FCC generally applies its other broadcast ownership limits to ``attributable'' interests held by an individual, corporation, partnership or other association or entity, including limited liability companies. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly have the right to vote five percent or more of the stock of a licensee corporation are generally deemed attributable interests, as are positions as an officer or director of a corporate parent of a broadcast licensee. The FCC treats all partnership interests as attributable, except for those limited partnership interests that under FCC policies are considered ``insulated'' from ``material involvement'' in the management or operation of the media-related activities of the partnership. The FCC currently treats limited liability companies like limited partnerships for purposes of attribution. Stock interests held by insurance companies, mutual funds, bank trust departments and certain other passive investors that hold stock for investment purposes only become attributable with the ownership of ten percent or more of the voting stock of the corporation holding broadcast licenses. To assess whether a voting stock interest in a direct or an indirect parent corporation of a broadcast licensee is attributable, the FCC uses a ``multiplier'' analysis in which non-controlling voting stock interests are deemed proportionally reduced at each non-controlling link in a multi-corporation ownership chain. A time brokerage agreement with another radio station in the same market creates an attributable interest in the brokered radio station as well for purposes of the FCC's local radio station ownership rules, if the agreement affects more than 15% of the brokered radio station's weekly broadcast hours.

  Debt instruments, non-voting stock, options and warrants for voting stock that have not yet been exercised, insulated limited partnership interests where the limited partner is not ``materially involved'' in the media-related activities of the partnership, and minority voting stock interests in corporations where there is a single holder of more than 50% of the outstanding voting stock whose vote is sufficient to affirmatively direct the affairs of the corporation, generally do not subject their holders to attribution. However, the FCC's rules also specify other exceptions to these general principles for attribution. However, the FCC is currently evaluating whether to: (i) raise the benchmark for voting stock from five to ten percent, (ii) raise the benchmark for passive investors holding voting stock from ten to twenty percent, (iii) continue the single 50% stockholder exception, and/or (iv) attribute non-voting stock or perhaps only when combined with other rights such as voting shares or contractual relationships. More recently, the FCC has solicited comment on proposed rules that would (i) treat an otherwise non-attributable ownership equity or debt interest in a licensee as an attributable interest where the interest holder is a program supplier or the owner of a broadcast station in the same market and the equity and/or debt holding is greater than a specified benchmark and (ii) in certain circumstances, treat the licensee of a broadcast station that sells advertising time of another station in the same market pursuant to a joint sales agreement as having an attributable interest in the station whose advertising is being sold.

  The Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in (i) radio broadcast stations above certain limits servicing the same local market, (ii) a radio broadcast station and a television broadcast station servicing the same local market, and (iii) a radio broadcast station and a daily newspaper serving the same local market. These rules include specific signal contour overlap standards to determine compliance, and the FCC defined market will not necessarily be the same market used by Arbitron or other surveys, or for purposes of the HSR Act. Under these ``cross-ownership'' rules, Radio One, absent waivers, would not be permitted to own a radio broadcast station and acquire an attributable interest in any daily newspaper or television broadcast station (other than a low-powered television station) in the same market where we then owned any radio broadcast station, and Radio One's stockholders, officers or directors, absent a waiver, could not hold an attributable interest in a daily newspaper or television broadcast station in those same markets. The FCC is currently reviewing the ban on common ownership of a radio station and a daily newspaper in the same market. The FCC's rules provide for the liberal grant of a waiver of the rule prohibiting common ownership of radio and television stations in the same geographic market in the top 25 television markets if certain conditions are satisfied, and the FCC will consider waivers in other markets under more restrictive standards. The FCC is reviewing its ban on the common ownership of a radio station and a television station or newspaper including extending the policy of liberal waivers of common ownership of radio and television stations to the top 50 television markets.

  Although current FCC nationwide radio broadcast ownership rules allow one entity to own, control or hold attributable interests in an unlimited number of FM radio stations and AM radio stations nationwide, the Communications Act and the FCC's rules limit the number of radio broadcast stations in local markets in which a single entity may own an attributable interest as follows:

  . In a radio market with 45 or more commercial radio stations, a party may own, operate or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM).

  . In a radio market with between 30 and 44 (inclusive) commercial radio stations, a party may own, operate or control up to seven commercial radio stations, not more than four of which are in the same service (AM or FM).

  . In a radio market with between 15 and 29 (inclusive) commercial radio stations, a party may own, operate or control up to six commercial radio stations, not more than four of which are in the same service (AM or FM).

  . In a radio market with 14 or fewer commercial radio stations, a party may own, operate or control up to five commercial radio stations, not more than three of which are in the same service (AM or FM), except that a party may not own, operate, or control more than 50 percent of the radio stations in such market.

  The FCC is currently reviewing the effect of local market ownership limitations on competition and diversity in the broadcast industry to determine if a recommendation to repeal or modify the rules should be made to Congress. The FCC staff has also notified the public of its intention to review transactions that comply with numerical ownership limits but that might involve undue concentration of market share.

  Because of these multiple and cross-ownership rules, if a stockholder, officer or director of Radio One holds an ``attributable'' interest in Radio One, such stockholder, officer or director may violate the FCC's rules if such person or entity also holds or acquires an attributable interest in other television or radio stations, or in daily newspapers, depending on the number and location of those radio stations and the location of those television broadcast stations or daily newspapers. If an attributable stockholder, officer or director of Radio One violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our radio station business and may be unable to obtain FCC consents for certain future acquisitions. As long as one person or entity holds more than 50% of the voting power of the Common Stock of Radio One where the vote of such person or entity is sufficient to affirmatively direct the affairs of Radio One, another stockholder, unless serving as an officer and/or director, generally would not hold an attributable interest in Radio One. However, as described above, the FCC is currently evaluating whether to continue the exception for a single majority stockholder of more than 50% of a licensee's voting stock. As of March 30, 1999, no single stockholder held more than 50% of the total voting power of our Common Stock.

  Under its ``cross-interest'' policy, the FCC considers ``meaningful'' relationships among competing media outlets that serve ``substantially the same area,'' even if the ownership rules do not specifically prohibit the relationship. Under this policy, the FCC may consider whether to prohibit one party from holding an attributable interest and a substantial non-attributable interest (including non-voting stock, limited partnership and limited liability company interests) in a media outlet in the same market, or from entering into a joint venture or having common key employees with competitors. The cross-interest policy does not necessarily prohibit all of these interests, but requires that the FCC consider whether, in a particular market, the ``meaningful'' relationships between competitors could have a significant adverse effect upon economic competition and program diversity. In a rule making proceeding concerning the attribution rules, the FCC has sought comment on, among other things, (i) whether the cross-interest policy should be applied only in smaller markets, and (ii) whether non-equity financial relationships, such as debt, when combined with multiple business relationships, such as local marketing agreements or joint sales arrangements, raise concerns under the cross-interest policy.

  Programming and Operations.   The Communications Act requires broadcasters to
serve the ``public interest.'' Since the late 1980s, the FCC has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a radio station's community of license. Nevertheless, a broadcast licensee continues to be required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC will consider complaints from listeners about a broadcast station's programming when it evaluates the licensee's renewal application, but listeners' complaints also may be filed and considered at any time. Stations also must pay regulatory and application fees, and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries and technical operation (including limits on human exposure to radio frequency radiation).

  The FCC has always required that licensees not discriminate in hiring practices, develop and implement programs designed to promote equal employment opportunities and submit reports to the FCC on these matters annually and in connection with each license renewal application. The FCC's employment rules, as they related to outreach efforts for recruitment of minorities, however, were recently struck down as unconstitutional by the U.S. Court of Appeals for the D.C. Circuit. The FCC has proposed revising the rules to adopt outreach efforts that are constitutional.

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

  From time to time, complaints may be filed against Radio One's radio stations alleging violations of these or other rules. In addition, the FCC recently has proposed to establish a system of random audits to ensure and verify licensee compliance with FCC rules and regulations. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including fines or conditions, the grant of ``short'' (less than the maximum eight year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

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

  A radio broadcast station that brokers time on another radio broadcast station or enters into a time brokerage agreement with a radio broadcast station in the same market will be considered to have an attributable ownership interest in the brokered radio station for purposes of the FCC's local ownership rules if the time brokerage arrangement covers more than 15% of the brokered station's weekly broadcast hours. As a result, a radio broadcast station may not enter into a time brokerage agreement that allows it to program more than 15% of the broadcast time, on a weekly basis, of another local radio broadcast station that it could not own under the FCC's local multiple ownership rules. The FCC is considering whether it should treat as attributable multiple business arrangements among local radio stations such as a joint sales arrangement accompanied by debt financing. Also, as described above, FCC rules prohibit a radio broadcast station from simulcasting more than 25% of its programming on another radio broadcast station in the same broadcast service (that is, AM/AM or FM/FM) where the two radio stations serve substantially the same geographic area, whether the licensee owns both radio stations or owns one radio station and programs the other through a time brokerage agreement. Thus far, the FCC has not considered what relevance, if any, a time brokerage agreement may have upon its evaluation of a licensee's performance at renewal time.

  Joint Sales Agreements.   Over the past few years, a number of radio stations
have entered into cooperative arrangements commonly known as joint sales agreements or JSAs. While these agreements may take varying forms, under the typical JSA, a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately-owned and licensed station in the same market. The typical JSA also customarily involves the provision by the selling party of certain sales, accounting and services to the station whose advertising is being sold. The typical JSA is distinct from a local marketing agreement in that a JSA normally does not involve programming.

  The FCC has determined that issues of joint advertising sales should be left to enforcement by antitrust authorities, and therefore does not generally regulate joint sales practices between stations. Currently, stations for which another licensee sells time under a JSA are not deemed by the FCC to be an attributable interest of that licensee. However, in connection with its ongoing rulemaking proceedings concerning the attribution rules, the FCC is considering whether JSAs should be considered attributable interests or within the scope of the FCC's cross-interest policy, particularly when JSAs contain provisions for the supply of programming services and/or other elements typically associated with local marketing agreements.

  RF Radiation.   In 1985, the FCC adopted rules based on a 1982 American
National Standards Institute (``ANSI'') standard regarding human exposure to levels of radio frequency (``RF'') radiation. These rules require applicants for renewal of broadcast licenses or modification of existing licenses to inform the FCC at the time of filing such applications whether an existing broadcast facility would expose people to RF radiation in excess of certain limits. In 1992, ANSI adopted a new standard for RF exposure that, in some respects, was more restrictive in the amount of environmental RF exposure permitted. The FCC has since adopted more restrictive radiation limits which became effective October 15, 1997, and which are based in part on the revised ANSI standard.

  Digital Audio Radio Service.   The FCC allocated spectrum to a new technology,
digital audio radio service (``DARS''), to deliver satellite-based audio programming to a national or regional audience and issued regulations for a DARS service in early 1997. DARS may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats with compact disc quality sound to local and national audiences. The nationwide reach of satellite DARS could allow niche programming aimed at diverse communities that Radio One is targeting. It is not known at this time whether this technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. Two companies that hold licenses for authority to offer multiple channels of digital, satellite-delivered S-Band aural services could compete with conventional terrestrial radio broadcasting. The licensees will be permitted to sell advertising and lease channels in these media. The FCC's rules require that these licensees launch and begin operating at least one space station by 2001 and be fully operational by 2003.

  The FCC has established a new Wireless Communications Service (``WCS'') in the 2305-2320 and 2345-2360 MHz bands (the ``WCS Spectrum'') and awarded licenses. Licensees are generally permitted to provide any fixed, mobile, radio location services, or digital satellite radio service using the WCS Spectrum. Implementation of DARS would provide an additional audio programming service that could compete with Radio One's radio stations for listeners, but the effect upon Radio One cannot be predicted.

  These satellite radio services use technology that may permit higher sound quality than is possible with conventional AM and FM terrestrial radio broadcasting.

  Low Power Radio Broadcast Service.   The FCC recently adopted a Notice of
Proposed Rulemaking seeking public comment on a proposal to establish two classes of a low power radio service both of which would operate in the existing FM radio band: a primary class with a maximum operating power of 1 kW and a secondary class with a maximum power of 100 watts. These proposed low power radio stations would have limited service areas of 8.8 miles and 3.5 miles, respectively. The FCC also has sought public comment on the advisability of establishing a very low power secondary ``microbroadcasting'' service with a maximum power limit of one to ten watts. These ``microradio'' stations would have a service radius of only one to two miles. The service would target ``niche markets'' and be possibly supported by advertising revenue. Existing licensees, like Radio One, would be prohibited from owning or having a relationship with these new stations. Implementation of a low power radio service or microbroadcasting would provide an additional audio programming service that could compete with Radio One's radio stations for listeners, but the effect upon Radio One cannot be predicted.

SUBSIDIARIES AND RELATED ENTITIES

  Radio One has title to most of the assets used in the operations of our radio stations. The FCC licenses for the radio stations in all cases are or will be held by direct or indirect wholly-owned subsidiaries of Radio One. In the case of all of the Baltimore stations, three of the Washington, D.C. stations, the Philadelphia station, the St. Louis station, the Cleveland stations and the Richmond stations, the FCC licenses are or will be held by Radio One Licenses, Inc., a Delaware corporation and a wholly-owned Restricted Subsidiary of Radio One. Radio One Licenses, Inc. holds no other material assets. WYCB Acquisition Corporation, a Delaware corporation and a wholly-owned Unrestricted Subsidiary, holds title to all of the outstanding capital stock of BHI, a District of Columbia corporation and an Unrestricted Subsidiary. The FCC licenses for WYCB-AM are held by BHI which also holds the assets used in the operation of that station. Bell Broadcasting, a Michigan corporation and a wholly-owned Restricted Subsidiary, holds the assets used in the operation of WCHB-AM, WDTJ-FM and WJZZ-AM. Bell Broadcasting holds title to all of the outstanding capital stock of Radio One of Detroit, Inc., a Delaware corporation and a Restricted Subsidiary. The FCC licenses for WCHB-AM, WDTJ-FM and WJZZ-AM are held by Radio One of Detroit, Inc. Radio One of Detroit, Inc. holds no other material assets.

  Allur-Detroit, a Delaware corporation and a wholly-owned Restricted Subsidiary, holds the assets used in the operation of station WWBR-FM. Allur-Detroit holds title to all of the outstanding capital stock of Allur Licenses, Inc., a Delaware corporation and a Restricted Subsidiary. The FCC licenses for WWBR-FM are held by Allur Licenses, Inc. Allur Licenses, Inc. holds no other material assets.

  ROA, a Delaware corporation and a wholly-owned Restricted Subsidiary, holds the assets used in the operation of station WHTA-FM and some assets used in the operation of station WAMJ-FM. ROA holds title to all of the outstanding capital stock of ROA Licenses, Inc., a Delaware corporation and a Restricted Subsidiary. The FCC licenses for WHTA-FM are held by ROA Licenses, Inc. ROA Licenses, Inc. holds no other material assets. Dogwood, a Delaware corporation and a wholly-owned Restricted Subsidiary, holds some of the assets used in the operation of station WAMJ-FM. Dogwood holds title to all of the outstanding capital stock of Dogwood Licenses, Inc., a Delaware corporation and a Restricted Subsidiary. The FCC licenses for WAMJ-FM are held by Dogwood Licenses, Inc.

EMPLOYEES

  As of February 28, 1999, Radio One employed 454 people. Radio One's employees are not unionized. We have not experienced any work stoppages and believe relations with our employees are satisfactory. Each radio station has its own on-air personalities and clerical staff. However, in an effort to control broadcast and corporate expenses, Radio One centralizes certain radio station functions by market location. For example, in each of our markets we employ one General Manager who is responsible for all of Radio One's radio stations located in such market and Radio One's Vice President of Programming oversees programming for all of Radio One's Urban-oriented FM radio stations.

INDUSTRY SEGMENTS

  We consider radio broadcasting to be our only business segment.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

  This document contains forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are not historical facts, but rather are based on our current expectations, estimates and projections about Radio One's industry, our beliefs and assumptions. Words such as ``anticipates,'' ``expects,'' ``intends,'' ``plans,'' ``believes,'' ``seeks,'' ``estimates'' and similar expressions are intended to identify forward-looking statements. These statements are not guarantees of future performance and are subject to certain risks, uncertainties and other factors, some of which are beyond our control, are difficult to predict and could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements. These risks and uncertainties are described in the ``Risk Factors'' section of Radio One's Registration Statement on Form S-1 (File No. 333-74351) and elsewhere in this document. We caution you not to place undue reliance on these forward-looking statements, which reflect our management's view only as of the date of this report. We are not obligated to update these statements or publicly release the result of any revisions to them to reflect events or circumstances after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 2.  PROPERTIES AND FACILITIES

PROPERTIES

  The following chart sets forth the principal real property and radio related facilities owned or leased by Radio One as of March 30, 1999.

     PROPERTY ADDRESS         TYPE OF FACILITY AND USE        OWNED OR LEASED          TENANT/OWNER          APPROXIMATE SIZE
                                                             (EXPIRATION DATE)                                 (SQUARE FEET)
------------------------     --------------------------  -------------------------   -----------------  ---------------------------
5900 Princess Garden         Corporate Office,           Leased (expires 12/31/11)       Radio One                21,546
Parkway,                     WKYS-FM, WOL-AM, WMMJ-FM,
1st, 7/th/ and 8th Floors    WYCB-AM Studio
Lanham, MD

4001 Nebraska Avenue, N.W.   WKYS-FM Transmitter         Leased (expires 11/30/01)       Radio One        Tower and transmitter
Washington, D.C.                                                                                                  space

62 Pierce Street, N.E.       WOL-AM Transmitter          Leased (expires 3/31/01)        Radio One        Tower and transmitter
Washington, D.C.                                                                                                  space

4400 Massachusetts Avenue,   WMMJ-FM Transmitter         Leased (expires 4/30/04)        Radio One        Leased Tower space (+) 200

N.W. Washington, D.C.

100 St. Paul Street          WWIN-AM/FM, WERQ-FM,        Leased (expires 10/31/03)       Radio One                8,000
Baltimore, MD                WOLB-AM Studio

Greenmount Avenue and 29th   WWIN-AM Transmitter         Leased (expires 8/31/01)        Radio One                225
St.
Baltimore, MD
(Waverly Towers)

1315 W. Hamburg Street       WOLB-AM Transmitter         Leased (expires 12/31/00)       Radio One        Tower and transmitter
Baltimore, MD                                                                                                     space

7 St. Paul Street            Satellite Dish Space        Leased (expires 4/22/04)        Radio One                200
Baltimore, MD

100 Old York Road            WPHI-FM, Studio             Leased (expires 10/31/03)       Radio One                5,661
Jenkintown, PA

Domino Lane and Fowler       WPHI-FM Transmitter         Leased (expires 6/29/06)        Radio One        Tower and transmitter
 Street                                                                                                           space
Philadelphia, PA

2501 Hawkins Point Road      WWIN-FM Transmitter         Owned                           Radio One                16,800
Baltimore City, MD

2709 Boarman Avenue          WERQ-FM Transmitter         Owned                           Radio One                24,920
(4334-4338 Park Heights
Ave.)
Baltimore, MD

Walker Mill Road             WYCB-AM Transmitter         Leased (expires 11/99)             BHI           Tower and transmitter
District Heights, MD                                                                                              space

2994 East Grand River        WDTJ-FM/WCHB-AM, Studio     Leased (expires 6/30/99)    Bell Broadcasting            3,000
Detroit, MI 48202

24600 Greenfield Road        WDTJ-FM Transmitter         Leased (expires 3/31/04)    Bell Broadcasting    Tower and transmitter
Oak Park, MI                                                                                                      space

32790 Henry Huff Road        WCHB-AM Office Site         Owned                       Bell Broadcasting           80 acres
Romulus, MI

York Road                    WJZZ-AM Transmitter         Owned                       Bell Broadcasting
Kingsley, MI

Huron Township, MI           WCHB-AM Transmitter         Owned                       Bell Broadcasting           80 acres

850 Stephenson Highway       WWBR-FM Studio              Leased (expires 2/1/02)       Allur-Detroit              5,766
Troy, MI

21340 Pitko Street           WWBR-FM Transmitter         Leased (expires 12/31/08)     Allur-Detroit      Tower and transmitter
Mt. Clemens, MI                                                                                                   space

                                                              OWNED OR LEASED                                APPROXIMATE SIZE
     PROPERTY ADDRESS         TYPE OF FACILITY AND USE       (EXPIRATION DATE)         TENANT/OWNER            (SQUARE FEET)
------------------------     --------------------------  -------------------------   -----------------  ---------------------------
Tyrone Cook Road, #1         WHTA-FM Transmitter         Leased (expires 12/6/09)           ROA           Tower and transmitter
Tyrone, GA                                                                                                        space

75 Piedmont Avenue           WHTA-FM, WAMJ-FM Studio     Leased (expires 1/31/05)           ROA                 11,600
Atlanta, GA

1050 Crown Pointe            WAMJ-FM Transmitter         Leased (expires 8/31/01)         Dogwood         Tower and transmitter
Atlanta, GA                                                                                                       space


  The real property owned or leased by Radio One is the subject of a security interest held pursuant to the terms of our amended and restated credit agreement (the "Credit Agreement") dated as of February 26, 1999, under which we may borrow $100 million on a revolving basis (the "Bank Credit Facility").

  We own substantially all of our other equipment, consisting principally of studio equipment and office equipment. The towers, antennae and other transmission equipment used by our radio stations are generally in good condition, although opportunities to upgrade facilities are periodically reviewed.

  We believe that the facilities for our radio stations and office space in Washington, D.C., Baltimore, Atlanta, Philadelphia and Detroit are generally suitable and of adequate size for their current and intended purposes other than for routine modifications and expansions which may be required from time to time but would not be expected to have a material adverse effect on us or our financial position or performance. We believe we will be able to obtain suitable facilities for the radio stations we are acquiring in St. Louis, Cleveland and Richmond on reasonable terms.

ITEM 3.  LEGAL PROCEEDINGS

  Radio One is involved from time to time in various routine legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. In the opinion of our management, the resolution of such matters will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to our stockholders for vote during the fourth quarter of 1998.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

  There is no established public trading market for our common stock. As of March 30, 1999, there were 96.24 shares of our Class A Common Stock outstanding held of record by four persons; 147.04 shares of Class A Common Stock issuable upon exercise of the Recapitalization Warrants and Contingent Warrants issued by us as of February 25, 1999; and 2.37 shares of Class A Common Stock issuable upon exercise of warrants issued in connection with our acquisition of ROA. In addition, there were 84.36 shares of our Class B Common Stock outstanding held of record by three persons and 1.55 shares of Class B Common Stock issuable upon exercise of warrants issued in connection with our acquisition of ROA. Lastly, there were 93.803 shares of our Class C Common Stock outstanding held of record by four persons.

DIVIDENDS

  We did not declare any dividends on our common stock during fiscal 1997 or fiscal 1998. Holders of shares of common stock are entitled to receive such dividends as may be declared by our Board of Directors out of funds legally available for such purpose. The payment of dividends is currently restricted by
(i) the Credit Agreement governing our Bank Credit Facility, the Indenture, as supplemented and amended, dated as of May 15, 1997, among Radio One, Radio One Licenses, Inc., and the United States Trust Company of New York (the "Indenture"), under which our 12% Senior Subordinated Notes due 2004 ("12% Notes due 2004") were issued (the "12% Notes Offering") , and (ii) the Preferred Stockholders' Agreement dated May 14, 1997, among Catherine L. Hughes, Alfred C. Liggins, III, Jerry A. Moore III, Alta Subordinated Debt Partners III, L.P. ("Alta"), BancBoston Investments, Inc. ("BancBoston"), Syncom, Alliance Enterprise Corporation ("Alliance"), Alfred C. Liggins, III, as assignee of Greater Philadelphia Venture Capital Corporation, Inc. ("Greater Philadelphia"), Opportunity Capital Corporation ("Opportunity"), Medallion Capital, Inc., as assignee of Capital Dimensions Venture Fund, Inc. ("Capital"), TSG Ventures Inc. ("TSG"), and Fulcrum Venture Capital Corporation ("Fulcrum").

RECENT SALES OF UNREGISTERED SECURITIES

  We did not sell any unregistered securities during fiscal 1998.

ITEM 6.  SELECTED FINANCIAL DATA

  The following table contains selected historical consolidated financial data with respect to Radio One. The selected historical consolidated financial data have been derived from the Consolidated Financial Statements of Radio One for each of the fiscal years for the five year period ended December 31, 1998, which have been audited by Arthur Andersen LLP, independent public accountants. The selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Form 10-K, and the Consolidated Financial Statements of Radio One incorporated by reference to our current Report on Form 8-K filed March 12, 1999 (File No. 333-30795; Film No. 99564256).

  The following table includes information regarding broadcast cash flow, EBITDA, and after-tax cash flow. Broadcast cash flow consists of operating income before depreciation, amortization, non-cash compensation expense, local marketing agreement fees and corporate expenses. EBITDA consists of operating income before depreciation, amortization, and local marketing agreement fees. After-tax cash flow consists of income before income tax benefit (expense) and extraordinary items, minus net gain on sale of assets (net of tax) and the current income tax provision, plus depreciation and amortization expense. Although broadcast cash flow, EBITDA, and after-tax cash flow are not measures of performance or liquidity calculated in accordance with GAAP, we believe that these measures are useful to an investor in evaluating Radio One because these measures are widely used in the broadcast industry as a measure of a radio broadcasting company's performance. Nevertheless, broadcast cash flow, EBITDA and after-tax cash flow should not be considered in isolation from or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. Moreover, because broadcast cash flow, EBITDA and after-tax cash flow are not measures calculated in accordance with GAAP, these performance measures are not necessarily comparable to similarly titled measures employed by other companies.

                                                            FISCAL YEAR ENDED/(1)/
                                             -----------------------------------------------------
                                               DECEMBER 25,              DECEMBER 31,
                                                  1994        1995      1996      1997      1998
                                             --------------  ------   ------   --------   --------
                                                                (IN THOUSANDS)
STATEMENT OF OPERATIONS:
Net broadcast revenue ......................      $15,541   $21,455   $23,702   $32,367   $46,109
Station operating expenses .................        8,506    11,736    13,927    18,848    24,501
Corporate expenses .........................        1,128     1,995     1,793     2,155     2,800
Depreciation and amortization ..............        2,027     3,912     4,262     5,828     8,445
                                                  --------  --------  --------  --------  --------
  Operating income .........................        3,880     3,812     3,720     5,536    10,363
Interest expense/(2)/ ......................        2,665     5,289     7,252     8,910    11,455
Other income (expense), net ................           38        89       (77)      415       358
Income tax benefit (expense)/(3)/ ..........          (30)       --        --        --     1,575
                                                  --------  --------  --------  --------  --------
  Income (loss) before extraordinary item ..        1,223    (1,388)   (3,609)   (2,959)      841
Extraordinary loss .........................           --       468        --     1,985        --
                                                  --------  --------  --------  --------  --------
  Net income (loss) ........................      $ 1,223   $(1,856)  $(3,609)  $(4,944)  $   841
                                                  ========  ========  ========  ========  ========
OTHER DATA:
Broadcast cash flow.........................      $ 7,035   $ 9,719   $ 9,775   $13,519   $21,608
Broadcast cash flow margin/(4)/.............         45.3%     45.3%     41.2%     41.8%     46.9%
EBITDA (before non-cash compensation).......        5,907     7,724     7,982    11,364    18,808
After-tax cash flow.........................        2,763     2,524       806     2,869     7,248
Cash interest expense/(5)/..................        2,356     5,103     4,815     4,413     7,192
Capital expenditures........................          639       224       252     2,035     2,236

BALANCE SHEET DATA (AT PERIOD END):
Cash and cash equivalents.............................................................     $ 4,455
Intangible assets, net................................................................     127,639
Total assets..........................................................................     153,856
Total debt (including current portion and deferred interest)..........................     131,739
Preferred stock.......................................................................      26,684
Total stockholders' deficit...........................................................      24,859

(1) Year-to-year comparisons are significantly affected by Radio One's acquisition of various radio stations during the periods covered. See ''Management's Discussion and Analysis of Financial Condition and Results of Operations.'' Prior to the fiscal year ended December 31, 1996, Radio One's accounting reporting period was based on a fifty-two/fifty-three week period ending on the last Sunday of the calendar year. During 1996, we changed our fiscal year end to December 31.
(2) Interest expense includes non-cash interest, such as the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs.
(3) From January 1, 1996 to May 19, 1997, Radio One elected to be treated as an S corporation for U.S. federal and state income tax purposes and, therefore, generally was not subject to income tax at the corporate level during that period.
(4) Broadcast cash flow margin is defined as broadcast cash flow divided by net broadcast revenue.
(5) Cash interest expense is calculated as interest expense less non-cash interest, including the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs, for the indicated period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following information should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and the notes thereto incorporated by reference to Radio One's Report on Form 8-K (File No. 333-30795; Film No. 99564256).

INTRODUCTION

  The net broadcast revenue of Radio One is derived from local and national advertisers and, to a much lesser extent, ticket and other revenue related to special events sponsored by Radio One throughout the year. Our significant broadcast expenses are employee salaries and commissions, programming expenses, advertising and promotion expenses, rental of premises for studios and rental of transmission tower space and music license royalty fees. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function, as well as using our multiple stations, market presence and purchasing power to negotiate favorable rates with certain vendors and national representative selling agencies. Depreciation and amortization of costs associated with the acquisition of the stations and interest carrying charges are significant factors in determining Radio One's overall profitability.

  Radio One's net broadcast revenue is affected primarily by the advertising rates our radio stations are able to charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on
(i) a radio station's audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports (and to a lesser extent, by monthly reports) developed by Arbitron, (ii) the number of radio stations in the market competing for the same demographic groups, and (iii) the supply of and demand for radio advertising time. Advertising rates are generally highest during morning and afternoon commuting hours. In 1998, approximately 67.4% of Radio One's revenue was generated from local advertising and 30.3% was generated from national spot advertising. The balance of 1998 revenue was generated primarily from network advertising, tower rental income and ticket and other revenue related to Radio One sponsored events.

  The performance of an individual radio station or cluster of radio stations in a particular market is customarily measured by its ability to generate net broadcast revenue and broadcast cash flow, although broadcast cash flow is not a measure utilized under generally accepted accounting principles ("GAAP"). Broadcast cash flow should not be considered in isolation from, nor as a substitute for, operating income, net income, cash flow, or other consolidated income or cash flow statement data computed in accordance with GAAP, nor as a measure of Radio One's profitability or liquidity. Despite its limitations, broadcast cash flow is widely used in the broadcasting industry as a measure of a company's operating performance because it provides a meaningful measure of comparative radio station performance, without regard to items such as depreciation and amortization (which can vary depending upon accounting methods and the book value of assets, particularly in the case of acquisitions) and corporate expenses.

  Radio One's operating results in any period may be affected by advertising and promotion expenses that do not produce commensurate net broadcast revenue in the period in which such expenses are incurred. We generally incur advertising and promotion expenses in order to increase listenership and Arbitron ratings. Increased advertising revenue may wholly or partially lag behind the incurrence of such advertising and promotion expenses because Arbitron only reports complete ratings information on a quarterly basis.

  In the broadcasting industry, radio stations often utilize trade (or barter) agreements to reduce expenses by exchanging advertising time for goods or services. In order to maximize cash revenue from our spot inventory, we minimize the use of trade agreements and have reduced trade revenue to approximately 1.2% of our gross revenue in 1998, down from approximately 4.2% in 1996.

  Radio One calculates "same station" growth over a particular period by comparing performance of stations owned (or operated under an LMA) during the current period with the performance of the same stations for the corresponding period in the prior year. However, no station will be included in such a comparison unless it has been owned (or operated under an LMA) for at least one month of every quarter included in each of the current and corresponding prior-year periods.

  From January 1, 1996, to December 31, 1998, Radio One acquired six radio stations. On May 19, 1997, Radio One acquired WPHI-FM (formerly WDRE-FM), in Philadelphia, for approximately $20.0 million (after having operated the station under an LMA since February 8, 1997). On March 16, 1998, Radio One, through an Unrestricted Subsidiary, acquired BHI, owner and operator of WYCB-AM, in Washington, D.C., for approximately $3.8 million. On June 30, 1998, Radio One acquired Bell Broadcasting, owner and operator of WDTJ-FM (formerly WCHB-FM) and WCHB-AM in Detroit, and WJZZ-AM in Kingsley, Michigan, for approximately $34.2 million. On December 28, 1998, Radio One acquired Allur-Detroit, owner and operator of WWBR-FM, in Detroit, for approximately $26.5 million.

  The consolidated financial statements of Radio One incorporated by reference to our current report on Form 8-K filed March 12, 1999 (File No. 333-30795; Film No. 99564256) set forth the results of operations of: WPHI-FM for approximately 11 months of fiscal year 1997 (including the LMA period) and for fiscal year 1998; WYCB-AM from March 16, 1998, through the end of fiscal year 1998; Bell Broadcasting from July 1, 1998, through the end of fiscal year 1998; and Allur-Detroit from December 29, 1998, through the end of fiscal year 1998. The discussion below concerning results of operations reflects the operations of radio stations Radio One owned and/or managed by us during the periods presented. As a result of the acquisition of WPHI-FM in May 1997 (with an LMA for this station beginning in February 1997), WYCB-AM in March 1998, Bell Broadcasting in June 1998, and Allur-Detroit in December 1998, Radio One's historical financial data prior to such times are not directly comparable to Radio One's historical financial data for subsequent periods.

                        RADIO ONE, INC. AND SUBSIDIARIES
                             RESULTS OF OPERATIONS

  The following table summarizes Radio One's historical consolidated results of operations:

                                                                  YEAR ENDED DECEMBER 31
                                                                 1996      1997      1998
                                                               --------  --------  -------
                                                                     (IN THOUSANDS)
STATEMENT OF OPERATIONS:
Net broadcast revenue                                          $23,702   $32,367   $46,109
Station operating expenses                                      13,927    18,848    24,501
Corporate expenses                                               1,793     2,155     2,800
Depreciation and amortization                                    4,262     5,828     8,445
                                                                -------   -------  --------
   Operating income                                              3,720     5,536    10,363
Interest expense                                                 7,252     8,910    11,455
Other income (expense), net                                        (77)      415       358
                                                             -- ------    -------  --------
Loss before benefit for income taxes and extraordinary item     (3,609)   (2,959)     (734)
Income tax benefit                                                  --        --     1,575
  Income (loss) before extraordinary item                       (3,609)   (2,959)      841
Extraordinary loss                                                  --     1,985        --
                                                               --------  --------  --------
  Net income (loss)                                            $(3,609)  $(4,944)  $   841
                                                               ========  ========  ========
Broadcast cash flow                                            $ 9,775   $13,519   $21,608
Broadcast cash flow margin                                        41.2%     41.8%     46.9%
EBITDA                                                         $ 7,982   $11,364   $18,808
After-tax cash flow                                                806     2,869     7,248


FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997

  Net Broadcast Revenue. Net broadcast revenue increased to approximately $46.1 million for the fiscal year ended December 31, 1998, from approximately $32.4 million for the fiscal year ended December 31, 1997, or 42.3%. Approximately $3.8 million of the increase was attributable to stations acquired during 1998. On a same station basis, net revenue for the period increased approximately 30.6% to approximately $42.3 million in 1998 from approximately $32.4 million in 1997. This increase was the result of continuing broadcast revenue growth in Radio One's Washington, D.C., Baltimore, and Philadelphia markets as we benefitted from ratings increases at certain of our radio stations, improved power ratios at these stations and radio market growth.

  Station Operating Expenses. Station operating expenses excluding depreciation and amortization increased to approximately $24.5 million for the fiscal year ended December 31, 1998, from approximately $18.8 million for the fiscal year ended December 31, 1997, or 30.3%. Approximately $2.5 million of the increase was attributable to stations acquired during 1998. On a same station basis, station operating expenses for the period increased approximately 17.0% to approximately $22.0 million in 1998 from approximately $18.8 million in 1997. This increase was primarily related to increases in sales commissions and license fees due to significant revenue growth, as well as additional programming costs related to ratings gains at some of our larger radio stations.

  Corporate Expenses. Corporate expenses increased to approximately $2.8 million for the fiscal year ended December 31, 1998, from approximately $2.2 million for the fiscal year ended December 31, 1997, or 27.3%. This increase was due primarily to growth in the corporate staff consistent with our overall expansion, annual costs associated with the 12% Notes due 2004 and costs associated with our public reporting requirements.

  Depreciation and Amortization. Depreciation and amortization increased to approximately $8.4 million for the fiscal year ended December 31, 1998, from approximately $5.8 million for the fiscal year ended December 31, 1997, or 44.8%. This increase was due primarily to our asset growth as well as our acquisitions in 1998.

  Operating Income. Operating income increased to approximately $10.4 million for the fiscal year ended December 31, 1998, from approximately $5.5 million for the fiscal year ended December 31, 1997, or 89.1%. This increase was attributable to the increases in broadcast revenues partially offset by higher operating expenses and higher depreciation and amortization expenses as described above.

  Interest Expense. Interest expense increased to approximately $11.5 million for the fiscal year ended December 31, 1998, from approximately $8.9 million for the fiscal year ended December 31, 1997, or 29.2%. This increase was primarily due to the 12% Notes Offering, the retirement of our approximately $45.6 million bank credit facility and borrowings under our Bank Credit Facility associated with the Bell Broadcasting acquisition.

  Other Income. Other income decreased to $358,000 for the fiscal year ended December 31, 1998, from $415,000 for the fiscal year ended December 31, 1997, or 13.7%. This decrease was primarily attributable to lower interest income due to lower cash balances as we used a portion of our cash balances to help fund the Bell Broadcasting acquisition.

  Loss before Benefit from Income Taxes. Loss before benefit from income taxes decreased to $734,000 for the fiscal year ended December 31, 1998, from approximately $3.0 million for the fiscal year ended December 31, 1997, or 75.5%. This decrease was due to higher operating income partially offset by higher interest expense and lower other income. The income tax benefit of approximately $1.6 million for the year ended December 31, 1998, was the result of reversing our valuation allowance recorded in prior years related to our net operating loss carryforward and other deferred tax assets, offset by an income tax provision of $483,000 as we had net income for tax reporting purposes as a result of non-deductible amortization expense for income tax purposes. Certain intangible assets acquired as a result of the Bell Broadcasting acquisition maintained their old income tax basis because the Bell Broadcasting acquisition was a stock purchase.

  Net Income (Loss). Net income increased to $841,000 for the fiscal year ended December 31, 1998, from a net loss of approximately $4.9 million for the fiscal year ended December 31, 1997. The increase was due to higher operating income and an income tax benefit, partially offset by higher interest expense as described above and an approximate $2.0 million extraordinary loss related to the refinancing of debt.

  Broadcast Cash Flow. Broadcast cash flow increased to approximately $21.6 million for the fiscal year ended December 31, 1998, from approximately $13.5 million for the fiscal year ended December 31, 1997, or 60.0%. Approximately $1.3 million of the increase was attributable to stations acquired during 1998. On a same station basis, broadcast cash flow for the period increased approximately 50.4% to approximately $20.3 million in 1998 from approximately $13.5 million in 1997. This increase was attributable to the increase in net broadcast revenue partially offset by higher station operating expenses as described above.

  Our broadcast cash flow margin increased to approximately 46.9% for the fiscal year ended December 31, 1998, from 41.8% for the fiscal year ended December 31, 1997. On a same station basis, broadcast cash flow margin for the period increased to approximately 48.0% in 1998 from approximately 41.8% in 1997. This increase was the result of strong revenue gains in our more mature markets partially offset by slower expense growth in those markets. The lower actual broadcast cash flow margin versus that reported on a same station basis for 1998 was the result of our recent entrance into the Detroit market where we acquired underperforming stations with profit margins lower than those of many of the radio stations we own in markets in which we have operated for a longer period of time.

  EBITDA. EBITDA increased to approximately $18.8 million for the fiscal year ended December 31, 1998, from approximately $11.4 million for the fiscal year ended December 31, 1997, or 64.9%. This increase was attributable to the increase in net broadcast revenue partially offset by higher station operating and corporate expenses as described above.

  After-Tax Cash Flow. After-tax cash flow increased to approximately $7.2 million for the fiscal year ended December 31, 1998, from approximately $2.9 million for the fiscal year ended December 31, 1997, or 148.3%. This increase was attributable to higher net income and depreciation and amortization as described above.

FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996

  Net Broadcast Revenue. Net broadcast revenue increased to approximately $32.4 million for the fiscal year ended December 31, 1997, from approximately $23.7 million for the fiscal year ended December 31, 1996, or 36.7%. Approximately $2.6 million of the increase was attributable to the station acquired during 1997. On a same station basis, net revenue for the period increased approximately 25.7% to approximately $29.8 million in 1997 from approximately $23.7 million in 1996. This increase was primarily the result of significant net broadcast revenue growth in our Washington, D.C. and Baltimore markets as we benefitted from ratings increases at our larger radio stations as well as radio market growth.

  Station Operating Expenses. Station operating expenses excluding depreciation and amortization increased to approximately $18.8 million for the fiscal year ended December 31, 1997, from approximately $13.9 million for the fiscal year ended December 31, 1996, or 35.3%. Approximately $2.4 million of the increase was attributable to stations acquired during 1997. On a same station basis, station operating expenses for the period increased approximately 18.0% to approximately $16.4 million in 1997 from approximately $13.9 million in 1996. This increase was due to higher sales, programming and administrative costs associated with the significant net broadcast revenue growth and ratings gains at our radio stations.

  Corporate Expenses. Corporate expenses increased to approximately $2.2 million for the fiscal year ended December 31, 1997, from approximately $1.8 million for the fiscal year ended December 31, 1996, or 22.2%. This increase was due primarily to growth in the corporate staff consistent with our overall expansion, annual costs associated with the 12% Notes due 2004 and the costs associated with our public reporting requirements.

  Depreciation and Amortization. Depreciation and amortization increased to approximately $5.8 million for the fiscal year ended December 31, 1997, from approximately $4.3 million for the fiscal year ended December 31, 1996, or 34.9%. This increase was due primarily to our acquisition of WPHI-FM (formerly WDRE-FM) in 1997.

  Operating Income. Operating income increased to approximately $5.5 million for the fiscal year ended December 31, 1997, from approximately $3.7 million for the fiscal year ended December 31, 1996, or 48.6%. This increase was attributable to the increases in net broadcast revenue partially offset by higher operating expenses, higher depreciation and amortization expenses and start-up losses incurred earlier in 1997 related to the acquisition of WPHI-FM.

  Interest Expense. Interest expense increased to approximately $8.9 million for the fiscal year ended December 31, 1997, from approximately $7.3 million for the fiscal year ended December 31, 1996, or 21.9%. This increase related primarily to the 12% Notes Offering and the associated retirement of our $45.6 million bank credit facility at that time.

  Other Income (Loss). Other income increased to approximately $415,000 for the fiscal year ended December 31, 1997, from a loss of approximately $77,000 for the fiscal year ended December 31, 1996. This increase was primarily attributable to higher interest income due to higher cash balances associated with our cash flow growth and capital raised in the 12% Notes Offering.

  Loss before Benefit for Income Taxes. Loss before provision for income taxes and extraordinary item decreased to approximately $3.0 million for the fiscal year ended December 31, 1997, from approximately $3.6 million for the fiscal year ended December 31, 1996, or 16.7%. The decrease was due to higher operating and other income partially offset by higher interest expense associated with the 12% Notes Offering.

  Net Loss. Net loss increased to approximately $4.9 million for the fiscal year ended December 31, 1997, from approximately $3.6 million for the fiscal year ended December 31, 1996, or 36.1%. This increase was due to a loss of approximately $2.0 million on the early retirement of the indebtedness under our bank credit facility with the proceeds from the 12% Notes Offering, as well as the exchange of our 15% Subordinated Promissory Notes due 2004 for our Series A 15.0% Senior Cumulative Exchangeable Preferred and Series B 15.0% Senior Cumulative Exchangeable Preferred Stock (together, the "Senior Preferred Stock").

  Broadcast Cash Flow. Broadcast cash flow increased to approximately $13.5 million for the fiscal year ended December 31, 1997, from approximately $9.8 million for the fiscal year ended December 31, 1996, or 37.8%. Approximately $0.2 million of the increase was attributable to stations acquired during 1997. On a same station basis, broadcast cash flow for the period increased approximately 35.7% to approximately $13.3 million in 1998 from approximately $9.8 million in 1997. This increase was attributable to the increases in net broadcast revenue partially offset by higher station operating expenses.

  Our broadcast cash flow margin increased to approximately 41.8% for the fiscal year ended December 31, 1997 from 41.2% for the fiscal year ended December 31, 1996. On a same station basis, broadcast cash flow margin for the period increased to approximately 44.6% in 1997 from approximately 41.2% in 1996. This increase was the result of strong revenue gains in our more mature markets partially offset by slower expense growth in those markets. The lower actual broadcast cash flow margin versus that reported on a same station basis for 1997 is the result of our entry into the Philadelphia market where we acquired an underperforming station with profit margins lower than those of many of the radio stations we own in markets in which we have operated for a longer period of time.

  EBITDA. EBITDA increased to approximately $11.4 million for the fiscal year ended December 31, 1997, from approximately $8.0 million for the fiscal year ended December 31, 1996, or 42.5%. This increase was attributable to the increase in net broadcast revenue partially offset by higher operating and corporate expenses.

  After-Tax Cash Flow. After-tax cash flow increased to approximately $2.9 million for the fiscal year ended December 31, 1997, from approximately $806,000 for the fiscal year ended December 31, 1996, or 259.8%. This increase was attributable to higher net income and depreciation and amortization as described above.

LIQUIDITY AND CAPITAL RESOURCES

  Our primary source of liquidity is cash provided by operations and, to the extent necessary, undrawn commitments available under the Bank Credit Facility. Our ability to borrow in excess of the commitments set forth in the Credit Agreement is limited by the terms of the Indenture and our preferred stock. Additionally, such terms place restrictions on Radio One with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests among other things.

  We have used a significant portion of our capital resources to consummate acquisitions. These acquisitions were or will be funded from (i) the Bank Credit Facility, (ii) the proceeds of the offering of our common stock and New Preferred Stock (as defined below), and (iii) internally generated cash flow. A portion of the net proceeds from these offerings will be used to repay our outstanding indebtedness under the Bank Credit Facility.

  Radio One's balance of cash and cash equivalents was approximately $4.5 million as of December 31, 1998, and approximately $8.5 million as of December 31, 1997. This decrease in cash resulted primarily from our use of approximately $9.5 million of our then available cash to fund partially the Bell Broadcasting acquisition, offset by an increase in cash from operations. The balance of the purchase price and expenses related to the Bell Broadcasting acquisition was funded with approximately $25.4 million drawn on our $32.5 million Bank Credit Facility that we entered into concurrent with the closing of the acquisition of Bell Broadcasting. We subsequently increased the Bank Credit Facility to $57.5 million from which we drew down an additional $24.0 million to fund partially the acquisition of Allur-Detroit. On December 31, 1998, approximately $8.1 million was available to be drawn down from the Bank Credit Facility. On February 26, 1999, we entered into the Credit Agreement under which we may borrow up to $100 million on a revolving basis from a group of banking institutions. Immediately following the acquisition of ROA, approximately $67.0 million was outstanding under our Bank Credit Facility.

  On March 12, 1999, we filed a registration statement on Form S-1 in connection with the Common Stock Offering. On March 19, 1999, we filed a registration statement on Form S-1 in connection with the Preferred Stock Offering. The proceeds from the Common Stock Offering and the Preferred Stock Offering will be used in part to increase availability under our Bank Credit Facility. This availability is expected to be used in part to fund pending acquisitions. The amount needed to fund the pending acquisitions is approximately $94.2 million. In the event the Common Stock Offering and the Preferred Stock Offering are not consummated, we believe we have adequate liquidity and access to other financing sources to fund these acquisitions.

  Net cash flow from operating activities increased to approximately $9.3 million for the fiscal year ended December 31, 1998, from approximately $4.9 million for the fiscal year ended December 31, 1997, or 89.8%. This increase was primarily due to higher net income (versus a net loss in 1997) and non-cash expenses. Non-cash expenses of depreciation and amortization increased to approximately $8.4 million for fiscal year ended December 31, 1998, from approximately $5.8 million for the fiscal year ended December 31, 1997, or 44.8%, due to our recent acquisitions, as well as leasehold improvements made to our new headquarters and Washington, D.C. radio studios in the second half of 1997. Non-cash expenses of amortization of debt financing costs, unamortized discount and deferred interest increased to approximately $4.1 million for the fiscal year ended December 31, 1998, from approximately $3.3 million for the fiscal year ended December 31, 1997, or 24.2%, due to the 12% Notes Offering. We also incurred a non-cash expense of approximately $2.0 million related to the loss on extinguishment of debt during the fiscal year ended December 31, 1997.

  Net cash flow used in investing activities increased to approximately $61.2 million for the fiscal year ended December 31, 1998, compared to approximately $23.2 million for the fiscal year ended December 31, 1997, or 163.8%. During the fiscal year ended December 31, 1998, we acquired Bell Broadcasting for approximately $34.2 million plus the cost of additional assets and expenses related to the transaction, and acquired Allur-Detroit for approximately $26.5 million. Additionally, we made purchases of capital equipment totaling approximately $2.2 million. During the fiscal year ended December 31, 1997, we acquired WPHI-FM for approximately $20.0 million and made purchases of capital equipment totaling approximately $2.0 million.

  Net cash flow from financing activities was approximately $47.8 million for the fiscal year ended December 31, 1998. During the fiscal year ended December 31, 1998, Radio One entered into a $57.5 million Bank Credit Facility, of which, approximately $49.4 million was used to finance partially the acquisitions of Bell Broadcasting and Allur-Detroit. In conjunction with this facility, we incurred approximately $1.0 million in deferred debt financing costs. Additionally, during the fiscal year ended December 31, 1998, a wholly-owned Unrestricted Subsidiary of Radio One financed the acquisition of WYCB-AM with a promissory note due to the seller for approximately $3.8 million. Net cash flow from financing activities was approximately $25.1 million for the fiscal year ended December 31, 1997. During the fiscal year ended December 31, 1997, we completed the 12% Notes Offering and raised net proceeds of approximately $72.8 million. We used approximately $19.1 million of these proceeds to acquire WPHI-FM (formerly WDRE-FM) and approximately $45.6 million of the proceeds to retire the outstanding indebtedness under our then existing bank credit facility. In conjunction with the 12% Notes Offering we incurred approximately $2.1 million in deferred debt financing costs. As a result, cash and cash equivalents decreased by approximately $4.0 million during the fiscal year ended December 31, 1998, compared to an increase of approximate $6.8 million during the fiscal year ended December 31, 1997.

  We continuously review, and are currently reviewing, opportunities to acquire additional radio stations, primarily in the top 30 African-American markets. As of the date of this report, other than the pending transactions, we have no written or oral understandings, letters of intent or contracts to acquire radio stations. We anticipate that any future radio station acquisitions would be financed through funds generated from operations, equity financings, permitted debt financings, debt financings through Unrestricted Subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.

  Management believes that, based on current levels of operations and anticipated internal growth, cash flow from operations together with other available sources of funds will be adequate for the foreseeable future to make required payments of interest on Radio One's indebtedness, to fund anticipated capital expenditures and working capital requirements and to enable us to comply with the terms of our debt agreements. Our ability to meet our debt service obligations and reduce our total debt, and our ability to refinance the 12% Notes due 2004, at or prior to their scheduled maturity date in 2004, will depend upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. For 1999, we anticipate maintenance capital expenditures to be between $1.0 million and $2.0 million and total capital expenditures to be between $4.0 million and $6.0 million. During 1997, Radio One converted from an S corporation to a C corporation.

IMPACT OF INFLATION

  We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 1998. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

SEASONALITY

  Seasonal net broadcast revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Radio One's first fiscal quarter generally produces the lowest net broadcast revenue for the year.

YEAR 2000 COMPLIANCE

  Radio One has commenced a process to ensure Year 2000 compliance of all hardware, software, and ancillary equipment that are date dependent. This process involves four phases:

  Phase I    --  Inventory and Data Collection. This phase involves an
                 identification of all systems that are date dependent. This phase was completed during the first quarter of 1998.

  Phase II   --  Compliance Identification. This phase involves Radio One identifying and beginning to replace critical systems that cannot be updated or certified as compliant. We commenced this phase in the first quarter of 1999 and expect to complete the substantial majority of this phase before the end of the second quarter of 1999. To date, we have verified that our accounting, payroll, and local wide area network hardware and software systems are substantially compliant. In addition, we have determined that most of our personal computers and PC applications are compliant. We are currently reviewing our security systems and other miscellaneous systems.

  Phase III  --  Test, Fix, and Verify. This phase involves testing all systems that are date dependent and upgrading all non-compliant systems. We expect to complete this phase during the third quarter of 1999.

  Phase IV   --  Final Testing, New Item Compliance. This phase involves a review of failed systems for compliance and re-testing as necessary. We expect to complete this phase by the end of the third quarter of 1999.

  To date, we have no knowledge that any of our major systems are not Year 2000 ready or will not be Year 2000 ready by the end of the third quarter of 1999. We have not incurred significant expenditures and believe we will achieve substantial Year 2000 readiness without the need to acquire significant new hardware, software or systems. As part of our expansion over the past two years, we have undertaken significant build-outs, upgrades and expansions to our radio station studios, business offices and technology infrastructure. These enhancement efforts are continuing in all of the markets in which we have recently acquired radio stations and will expand into the new markets in which we will be acquiring radio stations. We believe that most, if not all, of the new equipment installed in conjunction with these recent build-outs is Year 2000 compliant. Based upon our experience to date, we estimate the remaining costs to achieve Year 2000 readiness will be approximately $100,000, independent of the costs associated with the previously-mentioned expansions which are being undertaken in the normal course of our business development. All costs directly related to preparing for Year 2000 readiness will be expensed as incurred. We are not aware of any Year 2000 problems that would have a material effect on our operations. We are also not aware of any non-compliance by our suppliers that is likely to have material impact on our business. Nevertheless, we cannot assure you that our critical systems, or the critical systems of our suppliers, will be Year 2000 ready.

  Radio One does not intend to develop any contingency plans to address possible failures by itself or its vendors related to Year 2000 compliance. Radio One does not believe that such contingency plans are required because it believes that Radio One and its significant vendors will be Year 2000 compliant before January 2000.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  We have no quantitative or qualitative market risk to report.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of Radio One required by this item are incorporated by reference to Radio One's current report on Form 8-K filed March 12, 1999 (File No. 333-30795; Film No. 99564256).

ITEM 9.   CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The names, ages and positions of the directors, executive officers and other significant personnel of Radio One are set forth in the table below. All directors serve for the term for which they are elected or until their successors are duly elected and qualified or until death, retirement, resignation or removal. With the exception of Ms. Sneed, none of the persons named below have employment agreements with Radio One.

                               AGE AS OF
                               MARCH 31,
            NAME                 1999                              POSITION
------------------------------ ---------- ------------------------------------------------------------
Catherine L. Hughes                   51  Chairperson of the Board of Directors and Secretary
Alfred C. Liggins, III/(1)/           34  Chief Executive Officer, President, Treasurer, and Director
Scott R. Royster                      34  Executive Vice President and Chief Financial Officer
Mary Catherine Sneed                  47  Chief Operating Officer
Linda J. Eckard                       41  General Counsel
Steve Hegwood                         37  Vice President of Programming
Leslie J. Hartmann                    37  Corporate Controller
Terry L. Jones /(2)/                  52  Director
Brian W. McNeill /(2)/                43  Director

(1) Mr. Alfred C. Liggins, III, is the son of Ms. Catherine L. Hughes
(2) Member of the Audit and Compensation Committees

  Ms. Hughes has been Chairperson of the Board of Directors and Secretary of Radio One since 1980, and was Chief Executive Officer of Radio One from 1980 to 1997. She was one of the founders of Radio One's predecessor company in 1980. Since 1980, Ms. Hughes has worked in various capacities for Radio One including President, General Manager, General Sales Manager and talk show host. She began her career in radio as General Sales Manager of WHUR-FM, the Howard University-owned, urban-contemporary radio station. Ms. Hughes is also the mother of Mr. Liggins, Radio One's Chief Executive Officer, President, Treasurer and director.

  Mr. Liggins has been Chief Executive Officer since 1997, and President, Treasurer and a director of Radio One since 1989. Mr. Liggins joined Radio One in 1985 as an Account Manager at WOL-AM. In 1987, he was promoted to General Sales Manager and promoted again in 1988 to General Manager overseeing Radio One's Washington, D.C. operations. After becoming President, Mr. Liggins engineered Radio One's expansion into other markets. Mr. Liggins is a graduate of the Wharton School of Business/Executive M.B.A. Program. Mr. Liggins is the son of Ms. Hughes, Radio One's Chairperson and Secretary.

  Mr. Royster has been Executive Vice President of Radio One since 1997 and Chief Financial Officer of Radio One since 1996. Prior to joining Radio One, he served as an independent consultant to Radio One. From 1995 to 1996, Mr. Royster was a principal at TSG Capital Group, LLC, a private equity investment firm located in Stamford, Connecticut, which has been an investor in Radio One since 1987. Mr. Royster has also served as an associate and later a principal at Capital Resource Partners from 1992 to 1995, a private capital investment firm in Boston, Massachusetts. Mr. Royster is a graduate of Duke University and Harvard Business School.

  Ms. Sneed has been Radio One's Chief Operating Officer since January 1998 and General Manager of ROA since 1995. Prior to joining Radio One, she held various positions with Summit Broadcasting including Executive Vice President of the Radio Division, and Vice President of Operations from 1992 to 1995. Ms. Sneed is a graduate of Auburn University.

  Ms. Eckard has been General Counsel of Radio One since January 1998. Prior to joining Radio One as General Counsel, Ms. Eckard represented Radio One as outside counsel from July 1995 until assuming her current position. Ms. Eckard was a partner in the Washington, D.C. office of Davis Wright Tremaine LLP, a Seattle-based law firm from August 1997 to January 1998. Her practice focused on transactions and FCC regulatory matters. Prior to joining Davis Wright Tremaine LLP, Ms. Eckard was a shareholder of Roberts & Eckard, P.C., a firm that she co-founded in April 1992. Ms. Eckard is a graduate of Gettysburg College and a graduate of the National Law Center at George Washington University and the University of Glasgow. Ms Eckard is admitted to the District of Columbia Bar and the United States Supreme Court Bar.

  Mr. Hegwood has been the Vice President of Programming for Radio One and Program Director of WKYS-FM since 1995. From 1990 to 1995, Mr. Hegwood was Program Director of WJLB-FM in Detroit, Michigan.

  Ms. Hartmann has been Controller of Radio One since 1997. Prior to joining Radio One, she served as Vice President and Market Controller for Bonneville International Corporation in Phoenix, Arizona from 1991 to 1997. Ms. Hartmann is a graduate of the University of California and has an M.B.A. degree from the University of Phoenix.

  Mr. Jones has been a director of Radio One since 1995. Since 1990, Mr. Jones has been President of Syndicated Communications, Inc. (''Syncom I''), a communications venture capital investment company, and its wholly owned subsidiary, Syncom. He joined Syncom I in 1978 as a Vice President. Mr. Jones serves in various capacities, including director, president, general partner and vice president, for various other entities affiliated with Syncom I. He also serves on the Board of Directors of the National Association of Investment Companies, Delta Capital Corporation, Sun Delta Capital Access Center and the Southern African Enterprise Development Fund. Mr. Jones earned his B.S. degree from Trinity College, his M.S. from George Washington University and his M.B.A. from Harvard Business School.

  Mr. McNeill has been a director of Radio One since 1995. Since 1986, Mr. McNeill has been a General Partner of Burr, Egan, Deleage & Co., a major private equity firm which specializes in investments in the communications and technology industries. He has served as a director in many private radio and television broadcasting companies such as Tichenor Media Systems, OmniAmerica Group, Panache Broadcasting and Shockley Communications. From 1979 to 1986, he worked at the Bank of Boston where he started and managed that institution's broadcast lending group. Mr. McNeill is a graduate of Holy Cross College and earned an M.B.A. from the Amos Tuck School at Dartmouth College.

ITEM 11.  COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

COMPENSATION OF DIRECTORS

  Non-officer directors of Radio One are reimbursed for all out-of-pocket expenses related to meetings attended. Non-officer directors receive no additional compensation for their services as directors of Radio One. Officers of Radio One who serve as directors do not receive compensation for their services as directors other than the compensation they receive as officers of Radio One.

EXECUTIVE COMPENSATION

  The following information relates to compensation of Radio One's Chief Executive Officer and each of its most highly compensated executive officers (the ''Named Executives'') for the fiscal years ended December 31, 1998, 1997 and 1996 (as applicable):

                          SUMMARY COMPENSATION TABLE

                                                               ANNUAL COMPENSATION
                                                         ------------------------------
                                                                                           ALL OTHER
              NAME AND PRINCIPAL POSITIONS                YEAR      SALARY      BONUS    COMPENSATION
-------------------------------------------------------  ------ ------------- --------- -------------
Catherine L. Hughes....................................   1998  $    225,000  $100,000        $12,281
  Chairperson of the Board of Directors and Secretary     1997       193,269    50,000          3,050
                                                          1996       150,000    31,447         18,321

Alfred C. Liggins, III.................................   1998       225,000   100,000          3,567
  Chief Executive Officer, President, Treasurer and       1997       193,269    50,000          3,125
   Director                                               1996       150,000        --         19,486

Scott R. Royster                                          1998       165,000    50,000           n/a
  Executive Vice President and Chief Financial Officer    1997       148,077    25,000           n/a
                                                          1996       55,577/(1)/    --           n/a

Mary Catherine Sneed...................................   1998       200,000    50,000           n/a
  Chief Operating Officer

Linda J. Eckard........................................   1998       150,000    25,000           n/a
  General Counsel

(1) Mr. Royster provided consulting services for Radio One in July 1996 and joined Radio One as an employee in August 1996. Disclosed compensation represents consulting fees received by Mr. Royster and the portion of his $125,000 annual salary paid during 1996.

  Ms. Mary Catherine Sneed Employment Agreement. Effective December 8, 1997, Radio One entered into a two-year employment agreement with Ms. Sneed pursuant to which she was hired to serve as Radio One's Chief Operating Officer. The employment agreement provides that Ms. Sneed will receive an annual base salary of $220,000 and an annual cash bonus of up to $50,000, contingent upon the satisfaction of certain performance criteria. Radio One could incur certain severance obligations under the employment agreement in the event that Ms. Sneed's employment is terminated. If, during the term of the employment agreement, Radio One terminates Ms. Sneed's employment without just cause or following a change of control of Radio One, Ms. Sneed will continue to receive her base salary for a period of twelve months, during the first six months of which she will be subject to certain non-compete restrictions.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

  Radio One has formed a Compensation Committee of the Board of Directors of Radio One, and all of the directors serving on such Compensation Committee are directors who are not employees of Radio One. The Compensation Committee is comprised of Messrs. Terry L. Jones and Brian W. McNeill. No member of our Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity. See Item 13
- "Certain Relationships and Related Transactions."

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of our common stock by: (i) each person (or group of affiliated persons) known by us to be the beneficial owner of more than 5% of any class of common stock; (ii) each Named Executive; (iii) each of our directors; and (iv) all of our directors and officers as a group. Unless otherwise indicated in the footnotes below, each stockholder possesses sole voting and investment power with respect to the shares listed. This information is based on share ownership as of March 30, 1999.

                                              CLASS A                CLASS B                CLASS C
                                          COMMON STOCK/(1)/     COMMON STOCK/(1)/      COMMON STOCK/(1)/
                                        -------------------   --------------------    -------------------
                                         NUMBER     PERCENT    NUMBER      PERCENT      NUMBER    PERCENT
       NAME OF BENEFICIAL OWNER         OF SHARES  OF CLASS   OF SHARES   OF CLASS    OF SHARES  OF CLASS
--------------------------------------  ---------  --------   ---------   --------    ---------  --------
Catherine L. Hughes/(2)/                       --        --       25.00     29.10%      50.00     53.30%
Alfred C. Liggins, III/(2)/                  0.97      0.47%      60.58     70.51       41.63     44.39
Scott R. Royster/(2)/                          --        --          --        --        1.50      1.60
Mary Catherine Sneed/(2)/                    7.01      3.38          --        --          --        --
Terry L. Jones/(3)/                         60.16     29.00          --        --          --        --
Brian W. McNeill/(4)/                       44.54     21.47          --        --          --        --
Alta Subordinated Debt Partners III,        44.54     21.47          --        --          --        --
 L..P./(5)(12)/
Alliance Enterprise                         18.70      9.02          --        --          --        --
 Corporation/(6)(12)/
BancBoston Investments, Inc./(7)(12)/       20.15      9.71          --        --          --        --
Medallion Capital, Inc./(8)(12)/            15.24      7.35          --        --          --        --
Fulcrum Venture Capital                     15.61      7.53          --        --          --        --
 Corporation/(9)(12)/
Syncom Capital Corporation/(10)(12)/        60.16     29.00          --        --          --        --
Allied Capital Corporation/(11)(12)/        14.32      6.90          --        --          --        --
All Directors and Named Executives as      112.68     54.32%      85.58     99.62%      93.13     99.29%
 a group (6 persons)

(1) The number of shares of each class of common stock does not include the shares of any other class of common stock issuable upon conversion of that class of common stock. The table gives effect to the exercise of the Recapitalization Warrants and Contingent Warrants to purchase 147.04 shares of Class A Common Stock issued by Radio One as of February 25, 1999, and warrants to purchase 3.92 shares of Common Stock issued in connection with acquisition of ROA on March 30, 1999 (the "Warrants"). As used in this table, "beneficial ownership" means the sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or direct the disposition of, a security). Other than with respect to the Warrants, a person is deemed as of any date to have "beneficial ownership" of any security that such person has the right to acquire within 60 days of such date. For purposes of computing the percentage of outstanding shares held by each person named above, other than with respect to the Warrants, any security that such person has the right to acquire within 60 days of the date of the calculation is deemed to be outstanding, but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person. The shares of Common Stock are subject to a voting agreement with respect to the election of Radio One's directors (which is included in the Warrantholders' Agreement). The Warrants are subject to the terms of a Standstill Agreement dated as of June 30, 1998, among Radio One, the subsidiaries of Radio One, Credit Suisse First Boston, the Trustee, and the other parties named therein (the "Standstill Agreement") which provides, among other things, that for so long as the Credit Agreement, if any, or the 12% Notes due 2004 are outstanding, the Warrants are collectively only exercisable for up to 65% of the Common Stock. Although the Warrants are currently exercisable, the holders of a majority of the outstanding shares of Senior Preferred Stock must exercise their Warrants if any are to be exercised prior to the eighth anniversary of the issue date of the Warrants.
(2) Ms. Hughes and Mr. Liggins may be deemed to share beneficial ownership of shares of capital stock owned by each other by virtue of the fact that Ms. Hughes is Mr. Liggins' mother. Each of Ms. Hughes and Mr. Liggins disclaims such beneficial ownership. The shares of Class B Common Stock are subject to a voting agreement between Ms. Hughes and Mr. Liggins with respect to the election of Radio One's directors. Pursuant to that agreement, Ms. Hughes controls the right to vote approximately 12 of the shares of Class B Common Stock held by Mr. Liggins. The business address for Ms. Hughes, Mr. Liggins, Mr. Royster and Ms. Sneed is c/o Radio One, 5900 Princess Garden Parkway, 8th Floor, Lanham, Maryland 20706.
(3) Represents an aggregate of 60.16 shares of Class A Common Stock held by Syncom or issuable upon exercise of Warrants held by Syncom. Mr. Jones is the President of Syncom, and his address is c/o Syncom Capital Corporation, 8401 Colesville Road, Suite 300, Silver Spring, MD 20910. Mr. Jones may be deemed to share beneficial ownership of shares of Class A Common Stock and Senior Preferred Stock held by Syncom by virtue of his affiliation with Syncom. Mr. Jones disclaims beneficial ownership in such shares.
(4) Represents an aggregate of 44.54 shares of Class A Common Stock held by Alta or issuable upon exercise of Warrants held by Alta. Mr. McNeill is a general partner of Alta, and his address is c/o Alta Subordinated Debt Partners III, L.P., c/o Burr, Egan, Deleage & Co., One Post Office Square, Boston, MA 02109. Mr. McNeill may be deemed to share beneficial ownership of shares of Class A Common Stock and Senior Preferred Stock held by Alta by virtue of his affiliation with Alta. Mr. McNeill disclaims any beneficial ownership of such shares.
(5) The principal address of Alta is c/o Burr, Egan, Deleage & Co., One Post Office Square, Boston, MA 02109.
(6) The principal address of Alliance Enterprise Corporation is 12655 N. Central Expressway, Suite 710, Dallas, TX 75243.
(7) The principal address of BancBoston Investments, Inc. is 100 Federal Street, 32nd Floor, Boston, MA 02110.
(8) The principal address of Medallion Capital, Inc. is 7831 Glenroy Road, Suite 480, Minneapolis, MN 55439.
(9) The principal address of Fulcrum Venture Capital Corporation is 300 Corporate Point, Suite 380, Culver City, CA 90230.
(10) The principal address of Syncom Capital Corporation is 8401 Colesville Road, Suite 300, Silver Spring, MD 20910.
(11) The principal address of Allied Capital Corporation is 1919 Pennsylvania Avenue, NW, Washington, D.C. 20006-3434.
(12) Such person is a holder of shares of Senior Preferred Stock, as follows:

                                                                 NUMBER OF SHARES OF    NUMBER OF SHARES OF
                                                                 SERIES A PREFERRED     SERIES B PREFERRED
                           NAME OF STOCKHOLDER                       STOCK HELD             STOCK HELD
               -----------------------------------------------   --------------------   -------------------
               Alfred C. Liggins, III                                  2,359.67                     --
               Alta Subordinated Debt Partners III, L.P.                     --              72,139.57
               Alliance Enterprise Corporation                         9,126.55                     --
               BancBoston Investments, Inc.                                  --              49,249.44
               Medallion Capital, Inc.                                37,258.14                     --
               Fulcrum Venture Capital Corporation                     9,650.09                     --
               Syncom Capital Corporation.                            13,595.69                     --
               Allied Capital Corporation*                             4,000.00                     --

       * Represents a warrant to purchase, subject to certain conditions, 4,000 shares of Series A Preferred Stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

MABLETON OPTION

  Mr. Liggins, the Chief Executive Officer and President of Radio One, has a right, which he obtained in 1997, (the ''Mableton Option'') to acquire an interest in a construction permit for an FM radio station licensed to Mableton, Georgia (the ''Mableton Station'') which is in the Atlanta MSA. Mr. Liggins and the principals of Syncom, Herbert P. Wilkins, Terry L. Jones and Duane McKnight, have reached an agreement in principle to provide initial funding to satisfy the requirements of the Mableton Option. Terry L. Jones is also a member of Radio One's Board of Directors. Mr. Liggins has also proposed that Radio One, most likely through ROA, enter into an LMA with respect to the Mableton Station, or otherwise participate in the operations and financing of the Mableton Station. Any such arrangement will be on terms at least as favorable to Radio One as any such transaction with an unaffiliated third party.

OFFICE LEASE

  Radio One leases office space located at 100 St. Paul Street, Baltimore, Maryland from Chalrep Limited Partnership, a limited partnership controlled by Ms. Hughes and Mr. Liggins. The annual rent for the office space is $152,400. Radio One's management believes that the terms of this lease are not materially different than if the agreement were with an unaffiliated third party.

MR. LIGGINS' LOAN

  Radio One has extended an unsecured loan to Mr. Liggins in the amount of $380,000, which bears interest at an annual rate of 5.56% and is evidenced by a demand promissory note dated as of June 30, 1998. As of March 1, 1999, the aggregate outstanding principal and interest amount on this loan was $386,386. The purpose of the loan was to repay a loan that Mr. Liggins obtained from NationsBank, Texas, N.A. in 1997 to purchase an additional interest in Radio One.

MUSIC ONE, INC.

  Ms. Hughes and Mr. Liggins own a music company called Music One, Inc. Radio One sometimes engages in promoting the recorded music product of Music One, Inc. Radio One estimates that the dollar value of such promotion is nominal.

ALLUR-DETROIT, INC.

  Allur-Detroit leases the transmitter site for WWBR-FM from American Signaling Corporation for approximately $84,000 per year. American Signaling Corporation is a wholly-owned subsidiary of Syncom Venture Partners. Radio One's management believes that the terms of this lease are not materially different than if the agreement were with an unaffiliated third party.

XM SATELLITE, INC.

  Radio One and XM Satellite Radio, Inc. have entered into a Programming Partner Agreement whereby Radio One will provide programming to XM Satellite Radio, Inc. for distribution over satellite-delivered channels. Worldspace, Inc. holds 20% of the stock of XM Satellite Radio, Inc. Syncom Venture Partners owns approximately 1.25% of the stock of Worldspace, Inc. Terry L. Jones, a director of Radio One, is also a director of Worldspace, Inc.

RADIO ONE OF ATLANTA, INC.

  On March 30, 1999, Radio One acquired all of the outstanding capital stock of ROA. ROA's stockholders included Alta, Syncom Venture Partners, and Alfred C. Liggins, III. Mr. Brian W. McNeill, a general partner of Alta, is also a member of Radio One's Board of Directors. Terry L. Jones, a general partner of the general partner of Syncom Venture Partners, is also a member of Radio One's Board of Directors and is the President of Syncom and Syncom I.

  Radio One issued shares of Common Stock and warrants to purchase shares of common stock in exchange for the outstanding capital stock of ROA. Alta, Syncom Venture Partners and Mr. Liggins received a majority of such shares in exchange for their shares and warrants in ROA. In connection with this transaction, Mr. Liggins was paid a fee of approximately $1.2 million for arranging the acquisition. Also, as part of this transaction, Radio One assumed and retired debt and accrued interest of approximately $16.3 million of ROA and Dogwood.
Of this amount, approximately $12.0 million was paid to Allied Capital Corporation, approximately $1.3 million was paid to Syncom Venture Partners, and approximately $2.0 million was paid to Alta.

  The Board of Directors authorized the formation of an ad-hoc committee to oversee the valuation of ROA. The ad-hoc committee members are Catherine L. Hughes of Radio One, Sanford Anstey of BancBoston Investments, Inc. and Dean Pickerell of Medallion Capital, Inc. (formerly Capital Dimensions Venture Fund, Inc.). The committee is comprised of members of the Board of Directors of, and investors in, Radio One that do not have an interest in ROA.

  The ad-hoc committee recommended approval of the acquisition of ROA based upon its determination that the acquisition was fair to Radio One and its stockholders.

MS. SNEED'S LOAN

  ROA has extended an unsecured loan to Mary Catherine Sneed, Chief Operating Officer of Radio One, in the original amount of $262,539, which bears interest at an annual rate of 5.56% and is evidenced by a demand promissory note. As of February 28, 1999, the aggregate outstanding principal and interest amount on this loan was $ 262,539. The purpose of this loan was to pay Ms. Sneed's tax liability with respect to incentive stock grants of ROA stock received by Ms. Sneed.

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  Financial Statements

  The following consolidated financial statements of Radio One are incorporated in this report by reference to Radio One's Current Report on Form 8-K filed March 12, 1999 (File No. 333-30795; Film No. 99564256):

          Report of Independent Public Accountants
          Consolidated Balance Sheets as of December 31, 1997 and 1998 Consolidated Statements of Operations for the years ended
               December 31, 1996, 1997 and 1998
          Consolidated Statements of Changes in Stockholders' Deficit for the
               years ended December 31, 1996, 1997 and 1998
          Consolidated Statements of Cash Flows for the years ended
               December 31, 1996, 1997 and 1998
          Notes to Consolidated Financial Statements

  (b)    Reports on Form 8-K

  There were no reports on Form 8-K filed by us during the fourth quarter of the fiscal year ended December 31, 1998.

  (c)    Exhibits

EXHIBIT NO.                                            DESCRIPTION                                         PAGE
-----------  --------------------------------------------------------------------------------------------------
   3.1/(5)/  Amended and Restated Certificate of Incorporation of Radio One,
             Inc., as of February 25, 1999.

   3.2/(5)/  Amended and Restated By-laws of Radio One, Inc., as of February 25,
             1999.

   4.1/(1)/  Indenture dated as of May 15, 1997 among Radio One, Inc., Radio One
             Licenses, Inc. and United States Trust Company of New York.

   4.2/(2)/  First Supplemental Indenture dated as of June 30, 1998, to
             Indenture dated as of May 15, 1997, by and among Radio One, Inc., as Issuer and United States Trust Company of New York, as Trustee, by and among Radio One, Inc., Bell Broadcasting Company, Radio One of Detroit, Inc., and United States Trust Company of New York, as
             Trustee.

   4.3/(3)/  Second Supplemental Indenture dated as of December 23, 1998, to
             Indenture dated as of May 15, 1997, by and among Radio One, Inc., as Issuer and United States Trust Company of New York, as Trustee, by and among Radio One, Inc., Allur-Detroit, Allur Licenses, Inc., and United States Trust Company of New York, as Trustee.

   4.4/(1)/  Purchase Agreement dated as of May 14, 1997 among Radio One, Inc.,
             Radio One Licenses, Inc., Credit Suisse First Boston Corporation and NationsBanc Capital Markets, Inc.

___________________

(1) Incorporated by reference to Radio One's Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 333-30795; Film No. 98581327).

(2) Incorporated by reference to Radio One's Current Report on Form 8-K filed July 13, 1998 (File No. 333-30795; Film No. 98665139).

(3) Incorporated by reference to Radio One's Current Report on Form 8-K filed January 12, 1999 (File No. 333-30795; Film No. 99504706).

(4) Incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 333-30795; Film No. 98688998).

(5) Incorporated by reference to Radio One's Registration Statement on Form S-1 (File No. 333-74351).

EXHIBIT NO.                                          DESCRIPTION                                            PAGE
-----------    ---------------------------------------------------------------------------------------------------
    4.5/(1)/   Registration Rights Agreement dated as of May 14, 1997 among
               Radio One, Inc., Radio One Licenses, Inc., Credit Suisse First
               Boston Corporation and NationsBanc Capital Markets, Inc.

    4.6/(1)/   Standstill Agreement dated as of May 19, 1997 among Radio One,
               Inc., Radio One Licenses, Inc., NationsBank of Texas, N.A.,
               United States Trust Company of New York and the other parties thereto.

   4.7/(4)/    Standstill Agreement dated as of June 30, 1998 among Radio One,
               Inc., the subsidiaries of Radio One, Inc., United States Trust
               Company of New York and the other parties thereto.

  10.1/(1)/    Office Lease dated February 3, 1997 between National Life
               Insurance Company and Radio One, Inc. for premises located at
               5900 Princess Garden Parkway, Lanham, Maryland, as amended on
               February 24, 1997.

  10.2/(1)/    Purchase Option Agreement dated February 3, 1997 between National
               Life Insurance Company and Radio One, Inc. for the premises located at 5900 Princess Garden Parkway, Lanham, Maryland.

  10.3/(1)/    Office Lease commencing November 1, 1993 between Chalrep Limited
               Partnership and Radio One, Inc., with respect to the property located at 100 St. Paul Street, Baltimore, Maryland.

  10.4/(1)/    Preferred Stockholders' Agreement dated as of May 14, 1997 among
               Radio One, Inc., Radio One Licenses, Inc. and the other parties thereto.

  10.5/(4)/    First Amendment to Preferred Stockholders' Agreement dated as of
               June 30, 1998 among Radio One, Inc., Radio One Licenses, Inc., and the other parties thereto.

  10.6/(5)/    Second Amendment to Preferred Stockholders' Agreement dated as of
               November 23, 1998 among Radio One, Inc., Radio One Licenses, Inc.
               and the other parties thereto.

  10.7/(5)/    Third Amendment to Preferred Stockholders' Agreement dated as of
               December 23, 1998 among Radio One, Inc., Radio One Licenses, Inc.
               and the other parties thereto.

  10.8/(5)/    Fourth Amendment to Preferred Stockholders' Agreement dated as of
               December 31, 1998 among Radio One, Inc., Radio Once Licenses,
               Inc. and the other parties thereto.

  10.9/(1)/    Warrantholders' Agreement dated as of June 6, 1995, as amended by the First Amendment to Warrantholders' Agreement dated as of May
               19, 1997, among Radio One, Inc., Radio One Licenses, Inc. and the other parties thereto.

  10.10/(1)/   Amended and Restated Warrant of Radio One, Inc. dated as of May
               19, 1997, issued to Syncom Capital Corporation.

  10.11/(1)/   Amended and Restated Warrant of Radio One, Inc. dated as of May
               19, 1997, issued to Alliance Enterprise Corporation.

  10.12/(1)/   Amended and Restated Warrant of Radio One, Inc. dated as of May
               19, 1997, issued to Greater Philadelphia Venture Capital
               Corporation, Inc.

_______________________

(1) Incorporated by reference to Radio One's Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 333-30795; Film No. 98581327).

(2) Incorporated by reference to Radio One's Current Report on Form 8-K filed July 13, 1998 (File No. 333-30795; Film No. 98665139).

(3) Incorporated by reference to Radio One's Current Report on Form 8-K filed January 12, 1999 (File No. 333-30795; Film No. 99504706).

(4) Incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 333-30795; Film No. 98688998).

(5) Incorporated by reference to Radio One's Registration Statement on Form S-1 (File No. 333-74351).

EXHIBIT NO.                                          DESCRIPTION                                           PAGE
-----------  --------------------------------------------------------------------------------------------------
 10.13/(1)/  Amended and Restated Warrant of Radio One, Inc. dated as of May 19,
             1997, issued to Opportunity Capital Corporation.

 10.14/(1)/  Amended and Restated Warrant of Radio One, Inc. dated as of May 19,
             1997, issued to Capital Dimensions Venture Fund, Inc.

 10.15/(1)/  Amended and Restated Warrant of Radio One, Inc. dated as of May 19,
             1997, issued to TSG Ventures Inc.

 10.16/(1)/  Amended and Restated Warrant of Radio One, Inc. dated as of May 19,
             1997, issued to Fulcrum Venture Capital Corporation.

 10.17/(1)/  Amended and Restated Warrant of Radio One, Inc. dated as of May 19,
             1997, issued to Alta Subordinated Debt Partners III, L.P.

 10.18/(1)/  Amended and Restated Warrant of Radio One, Inc. dated as of May 19,
             1997, issued to BancBoston Investments, Inc.

 10.19/(1)/  Amended and Restated Warrant of Radio One, Inc. dated as of May 19,
             1997, issued to Grant M. Wilson.

 10.20/(4)/  Credit Agreement dated June 30, 1998 among Radio One, Inc., as the borrower and NationsBank, N.A., as Documentation Agent and Credit
             Suisse First Boston as the Agent.

 10.21/(5)/  First Amendment to Credit Agreement dated as of December 23, 1998 among Radio One, as the borrower, and NationsBank, N.A., as Documentation Agent and Credit Suisse First Boston as the Agent.

 10.22/(1)/  Management Agreement dated as of August 1, 1996 by and between
             Radio One, Inc. and Radio One of Atlanta, Inc.

 10.23/(1)/  Fifth Amendment dated as of July 31, 1997 to that certain Letter of
             Intent dated March 12, 1997 by and between Radio One, Inc. and
             Allied Capital Financial Corporation, as amended.

 10.24/(1)/  Sixth Amendment dated as of September 8, 1997 to that certain
             Letter of Intent dated March 12, 1997 by and between Radio One,
             Inc. and Allied Capital Financial Corporation, as amended.

 10.25/(1)/  Time Management and Services Agreement dated March 17, 1998, among
             WYCB Acquisition Corporation, Broadcast Holdings, Inc., and Radio
             One, Inc.

 10.26/(1)/  Stock Purchase Agreement dated December 23, 1997, between the shareholders of Bell Broadcasting Company and Radio One, Inc.

 10.27/(1)/  Option and Stock Purchase Agreement dated November 19, 1997, among
             Allied Capital Financial Corporation, G. Cabell Williams III,
             Broadcast Holdings, Inc. and WYCB Acquisition Corporation.

 10.28/(1)/  Amended and Restated Warrant of Radio One, Inc., dated January 9,
             1998, issued to TSG Ventures L.P.

 10.29/(1)/  Stock Purchase Warrant of Radio One, Inc., dated March 16, 1998 issued to Allied Capital Financial Corporation.

_____________________

(1) Incorporated by reference to Radio One's Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 333-30795; Film No. 98581327).

(2) Incorporated by reference to Radio One's Current Report on Form 8-K filed July 13, 1998 (File No. 333-30795; Film No. 98665139).

(3) Incorporated by reference to Radio One's Current Report on Form 8-K filed January 12, 1999 (File No. 333-30795; Film No. 99504706).

(4) Incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 333-30795; Film No. 98688998).

(5) Incorporated by reference to Radio One's Registration Statement on Form S-1 (File No. 333-74351).

EXHIBIT NO.                                       DESCRIPTION                                       PAGE
-----------  -------------------------------------------------------------------------------------------
 10.30/1)/   Amended and Restated Credit Agreement dated May 19, 1997 among several lenders, NationsBank of Texas, N.A. and Radio One, Inc.

 10.31/(1)/  First Amendment to Credit Agreement dated December 31, 1997 among several lenders, NationsBank of Texas, N.A. and Radio One, Inc.

 10.32/(1)/  Amendment to Preferred Stockholders' Agreement dated as of December
             31, 1997 among Radio One, Inc., Radio One Licenses, Inc. and the other parties thereto.

 10.33/(1)/  Assignment and Assumption Agreement dated October 23, 1997, between
             Greater Philadelphia Venture Capital Corporation, Inc. and Alfred
             C. Liggins, III.

 10.34/(1)/  Agreement dated February 20, 1998 between WUSQ License Limited
             Partnership and Radio One, Inc.

 10.35/(4)/  Amended and Restated Warrant of Radio One, Inc. dated as of June
             30, 1998 issued to Capital Dimensions Venture Fund Inc.

 10.36/(4)/  Amended and Restated Warrant of Radio One, Inc. dated as of June
             30, 1998 issued to Fulcrum Venture Capital Corporation.

 10.37/(4)/  Amended and Restated Warrant of Radio One, Inc. dated as of June
             30, 1998 issued to Syncom Capital Corporation.

 10.38/(4)/  Amended and Restated Warrant of Radio One, Inc. dated as of June
             30, 1998 issued to Alfred C. Liggins, III.

 10.39/(4)/  Amended and Restated Warrant of Radio One, Inc. dated as of June
             30, 1998 issued to TSG Ventures L.P.

 10.40/(4)/  Amended and Restated Warrant of Radio One, Inc. dated as of June
             30, 1998 issued to Alliance Enterprise Corporation.

 10.41/(4)/  Amended and Restated Warrant of Radio One, Inc. dated as of June
             30, 1998 issued to Alta Subordinated Debt Partners III, L.P.

 10.42/(4)/  Amended and Restated Warrant of Radio One, Inc. dated as of June
             30, 1998 issued to BancBoston Investments Inc.
 10.43/(4)/  Amended and Restated Warrant of Radio One, Inc. dated as of June
             30, 1998 issued to Grant M. Wilson.

 10.44 Stock Purchase Agreement dated as of October 26, 1998, by and between Radio One and Syndicated Communications Venture Partners,
             II, L.P.

  21.1/(5)/  Subsidiaries of Radio One, Inc.

  23.1       Consent of Arthur Andersen, L.L.P.
  27.1/(5)/  Financial Data Schedule

___________________

(1) Incorporated by reference to Radio One's Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 333-30795; Film No. 98581327).

(2) Incorporated by reference to Radio One's Current Report on Form 8-K filed July 13, 1998 (File No. 333-30795; Film No. 98665139).

(3) Incorporated by reference to Radio One's Current Report on Form 8-K filed January 12, 1999 (File No. 333-30795; Film No. 99504706).

(4) Incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 333-30795; Film No. 98688998).

(5) Incorporated by reference to Radio One's Registration Statement on Form S-1 (File No. 333-74351).

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 31, 1999.

                                   RADIO ONE, INC.

                                       /s/ Scott R.  Royster
                                   By:________________________________________
                                      Name:  Scott R.  Royster
                                      Title:  Executive Vice President, Chief
                                              Financial Officer and Principal
                                              Accounting Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 1999.


                                   /s/ Catherine L. Hughes
                                   ___________________________________________
                                   Name:  Catherine L. Hughes
                                   Title:  Chairperson, Director and Secretary



                                   /s/ Alfred C. Liggins, III
                                   ___________________________________________
                                   Name:  Alfred C. Liggins, III
                                   Title:  Chief Executive Officer, President
                                           and Director


                                   /s/ Terry L. Jones
                                   ___________________________________________
                                   Name:  Terry L. Jones
                                   Title:  Director



                                   /s/ Brian W. McNeill
                                   ___________________________________________
                                   Name:  Brian W. McNeill
                                   Title:  Director

                       RADIO ONE, INC. AND SUBSIDIARIES
                              INDEX TO SCHEDULES

                                                                            Page
                                                                            ----
Report of Independent Accountants..........................................  S-2
Schedule II - Valuation and Qualifying Account.............................  S-3

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Radio One, Inc.:

     We have audited in accordance with generally accepted auditing standards, the consolidated balance sheets and statements of operations, changes in stockholders' deficit and cash flows of Radio One, Inc. and subsidiaries (the Company) included by reference in this Form 10-K and have issued our report thereon dated March 11, 1999. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                                        /s/ ARTHUR ANDERSEN, LLP

Baltimore, Maryland,
  March 11, 1999

                       RADIO ONE, INC. AND SUBSIDIARIES
                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1997, and 1998
                                (IN THOUSANDS)


                                           Balance at        Additions            Acquired                            Balance
                                            Beginning        Charged to             from                               at End
       Description                           of Year          Expense            Acquisitions       Deductions         of Year
       -----------                        ------------       -----------        -------------      -----------      -----------
ALLOWANCE FOR DOUBTFUL ACCOUNTS:
   1996.................................    $   669            $  628             $  --                $ 532           $  765
   1997.................................        765               894                --                  755              904
   1998.................................        904             1,942                258               1,861            1,243
TAX VALUATION RESERVE:
   1996.................................      1,067               --                 --                1,067              --
   1997.................................        --              2,058                --                  --             2,058
   1998.................................      2,058               --                 --                2,058              --