Form 10-Q
period 1999-03-31
RADIO ONE INC
filed 1999-05-17
CIK 1041657

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1999
                         Commission File No. 333-30795


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

                         Yes  X         No ___
                             ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                             Class                        Outstanding at May 12, 1999
                             -----                        ---------------------------
               Class A Common Stock, $.01 Par Value                 12,034,681
               Class B Common Stock, $.01 Par Value                  2,873,084
               Class B Common Stock, $.01 Par Value                  3,195,064

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------

                                   Form 10-Q
                     For the Quarter Ended March 31, 1999



                               TABLE OF CONTENTS
                               -----------------

                                                                                                  Page
                                                                                                  ----
PART I    FINANCIAL INFORMATION

ITEM 1    Consolidated Financial Statements                                                         3

          Consolidated Balance Sheets as of
               December 31, 1998 and March 31, 1999 (Unaudited)                                     4

          Consolidated Statements of Operations for the
               Three months ended March 31, 1998 and 1999 (Unaudited)                               5

          Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the
               Year ended December 31, 1998 and the three months ended
               March 31, 1999 (Unaudited)                                                           6

          Consolidated Statements of Cash Flows for the
               Three months ended March 31, 1998 and 1999 (Unaudited)                               7

          Notes to Consolidated Financial Statements                                                8


ITEM 2    Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                                 11


PART II   OTHER INFORMATION

ITEM 1    Legal Proceedings                                                                        15

ITEM 2    Changes in Securities                                                                    15

ITEM 3    Defaults upon Senior Securities                                                          15

ITEM 4    Submission of Matters to a Vote of Security Holders                                      15

ITEM 5    Other Information                                                                        15

ITEM 6    Exhibits and Reports on Form 8-K                                                         16

SIGNATURE                                                                                          17

                         PART I. FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

(See pages 4-10 -- This page intentionally left blank.)

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                  AS OF DECEMBER 31, 1998, AND MARCH 31, 1999
                  -------------------------------------------

                                    ASSETS
                                                                                December 31,           March 31,
                                                                                    1998                 1999
                                                                             -------------------  -------------------
                                                                                                     (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                                         $  4,455,000         $  6,305,000
 Trade accounts receivable, net of allowance for doubtful
    accounts of $1,243,000 and $1,891,000, respectively                              12,026,000           11,861,000
 Prepaid expenses, deferred taxes and other current assets                            1,160,000            1,389,000
                                                                                   ------------         ------------
          Total current assets                                                       17,641,000           19,555,000
PROPERTY AND EQUIPMENT, net                                                           6,717,000            9,995,000
INTANGIBLE ASSETS, net                                                              127,639,000          175,014,000
OTHER ASSETS                                                                          1,859,000            6,172,000
                                                                                   ------------         ------------
          Total assets                                                             $153,856,000         $210,736,000
                                                                                   ============         ============

     LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                  $  1,190,000         $    936,000
 Accrued expenses                                                                     3,851,000            7,173,000
                                                                                   ------------         ------------
          Total current liabilities                                                   5,041,000            8,109,000
DEFERRED TAX LIABILITY                                                               15,251,000           14,943,000
LONG-TERM DEBT AND DEFERRED INTEREST:
 Senior subordinated notes (net of $7,020,000 and $6,045,000
  unamortized discount, respectively)                                                78,458,000           79,433,000
 Line of credit                                                                      49,350,000           72,000,000
 Note payable and deferred interest                                                   3,841,000            3,869,000
 Other long-term debt                                                                    90,000               73,000
                                                                                   ------------         ------------
          Total liabilities                                                         152,031,000          178,427,000
                                                                                   ------------         ------------
COMMITMENTS AND CONTINGENCIES
SENIOR CUMULATIVE REDEEMABLE PREFERRED STOCK:
 Series A, $.01 par value, 140,000 shares authorized, 84,843 shares
  issued and outstanding                                                             10,816,000           11,224,000
 Series B, $.01 par value, 150,000 shares authorized, 124,467 shares
  issued and outstanding                                                             15,868,000           16,465,000
STOCKHOLDERS' (DEFICIT) EQUITY:
 Common stock - Class A, $.001 par value, 30,000,000 shares
  authorized, 33,721 and 3,311,174 shares issued and
  outstanding, respectively                                                                   -                3,000
 Common stock - Class B, $.001 par value, 30,000,000 shares
  authorized, 1,561,035 shares issued and outstanding                                     2,000                2,000
 Common stock - Class C, $.001 par value, 30,000,000 shares
  authorized, 3,121,049 shares and 3,172,243 shares issued
  and outstanding, respectively                                                           3,000                3,000
 Additional paid-in capital                                                                   -           34,416,000
 Accumulated deficit                                                                (24,864,000)         (29,804,000)
                                                                                   ------------         ------------
          Total stockholders' (deficit) equity                                      (24,859,000)           4,620,000
                                                                                   ------------         ------------
          Total liabilities and stockholders' (deficit) equity                     $153,856,000         $210,736,000
                                                                                   ============         ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------


                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
              --------------------------------------------------

                                                                                Three Months Ended March 31,
                                                                          ---------------------------------------
                                                                                 1998                 1999
                                                                          -------------------  -------------------
                                                                                        (Unaudited)
REVENUES:
  Broadcast revenues, including barter revenues
     of $173,000 and $298,000, respectively                                      $ 9,097,000          $13,390,000
  Less: Agency commissions                                                         1,074,000            1,573,000
                                                                                 -----------          -----------
        Net broadcast revenues                                                     8,023,000           11,817,000
                                                                                 -----------          -----------

OPERATING EXPENSES:
  Program and technical                                                            1,635,000            2,472,000
  Selling, general and administrative                                              3,429,000            5,144,000
  Corporate expenses                                                                 641,000              858,000
  Stock-based compensation                                                                 -              225,000
  Depreciation and amortization                                                    1,773,000            3,128,000
                                                                                 -----------          -----------
        Total operating expenses                                                   7,478,000           11,827,000
                                                                                 -----------          -----------
        Broadcast operating income (loss)                                            545,000              (10,000)
INTEREST EXPENSE, including amortization of
  deferred financing costs                                                         2,378,000            3,737,000
OTHER INCOME, net                                                                    130,000               63,000
                                                                                 -----------          -----------
        Loss before provision for income taxes                                    (1,703,000)          (3,684,000)
PROVISION FOR INCOME TAXES                                                                 -              251,000
                                                                                 -----------          -----------
        Net loss                                                                 $(1,703,000)         $(3,935,000)
                                                                                 ===========          ===========

Net loss applicable to common stockholders                                       $(2,568,000)         $(4,940,000)
                                                                                 ===========          ===========
BASIC AND DILUTED LOSS PER COMMON SHARE
  APPLICABLE TO COMMON STOCKHOLDERS                                              $     (0.27)         $     (0.52)
                                                                                 ===========          ===========

WEIGHTED AVERAGE SHARES OUTSTANDING -
  BASIC AND DILUTED                                                                9,393,000            9,429,000
                                                                                 ===========          ===========

 The accompanying notes are an integral part of these consolidated statements.

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------


     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' (DEFICIT) EQUITY
     --------------------------------------------------------------------

                     FOR THE YEAR ENDED DECEMBER 31, 1998
                     ------------------------------------

                   AND THE THREE MONTHS ENDED MARCH 31, 1999
                   -----------------------------------------

                                                        Common   Common   Common    Additional                       Total
                                                         Stock    Stock    Stock     Paid-In      Accumulated    Stockholders'
                                                        Class A  Class B  Class C    Capital        Deficit         Deficit
                                                        -------  -------  -------  ------------  --------------  --------------
BALANCE, as of December 31, 1997                        $     -   $2,000   $3,000  $          -   $(21,989,000)   $(21,984,000)
        Net income                                            -        -        -             -        841,000         841,000
        Preferred stock dividends                             -        -        -             -     (3,716,000)     (3,716,000)
                                                        -------   ------   ------   -----------   ------------    ------------
BALANCE, as of December 31, 1998                              -    2,000    3,000             -    (24,864,000)    (24,859,000)
        Net loss                                              -        -        -             -     (3,935,000)     (3,935,000)
        Preferred stock dividends earned                      -        -        -             -     (1,005,000)     (1,005,000)
        Issuance of stock for acquisition                 3,000        -        -    34,191,000              -      34,194,000
        Stock issued below market value                       -        -        -       225,000              -         225,000
                                                        -------   ------   ------   -----------   ------------    ------------
BALANCE, as of March 31,1999 (Unaudited)                 $3,000   $2,000   $3,000   $34,416,000   $(29,804,000)   $  4,620,000
                                                        =======   ======   ======   ===========   ============    ============

 The accompanying notes are an integral part of these consolidated statements.

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------


                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

              FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1999
              --------------------------------------------------


                                                                                Three Months Ended March 31,
                                                                          ---------------------------------------
                                                                                 1998                 1999
                                                                          -------------------  -------------------
                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                       $(1,703,000)        $ (3,935,000)
  Adjustments to reconcile net loss to net cash from
    operating activities:
    Depreciation and amortization                                                  1,773,000            3,128,000
    Amortization of debt financing costs, unamortized
       discount and deferred interest                                                898,000            1,088,000
    Noncash compensation to officer                                                        -              225,000
    Effect of change in operating assets and liabilities-
       Trade accounts receivable                                                   1,612,000            1,858,000
       Prepaid expenses and other                                                    (30,000)              44,000
       Other assets                                                                   48,000             (178,000)
       Accounts payable                                                              292,000             (358,000)
       Accrued expenses                                                            1,510,000            2,080,000
                                                                                 -----------         ------------
          Net cash flows from operating activities                                 4,400,000            3,952,000
                                                                                 -----------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                                (612,000)          (1,285,000)
  Deposits and payments for acquisitions, net of cash received                    (3,750,000)          (5,826,000)
  Increase in investments                                                                  -           (1,000,000)
                                                                                 -----------         ------------
          Net cash flows from investing activities                                (4,362,000)          (8,111,000)
                                                                                 -----------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from debt issuances                                                     3,750,000           22,650,000
  Repayment of debt                                                                        -          (16,365,000)
  Deferred financing costs                                                                 -             (276,000)
                                                                                 -----------         ------------
          Net cash flows from financing activities                                 3,750,000            6,009,000
                                                                                 -----------         ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                              3,788,000            1,850,000
CASH AND CASH EQUIVALENTS, beginning of period                                     8,500,000            4,455,000
                                                                                 -----------         ------------
CASH AND CASH EQUIVALENTS, end of period                                         $12,288,000         $  6,305,000
                                                                                 ===========         ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for-

       Interest                                                                  $         -         $  1,011,000
                                                                                 ===========         ============
       Income taxes                                                              $         -         $    212,000
                                                                                 ===========         ============

 The accompanying notes are an integral part of these consolidated statements.

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                MARCH 31, 1999
                                --------------


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -------------------------------------------

Organization and Business
-------------------------

Radio One, Inc. (a Delaware corporation referred to as Radio One) and its subsidiaries, Radio One Licenses, Inc., WYCB Acquisition Corporation (Delaware corporations), Broadcast Holdings, Inc. (a Washington, D.C., corporation), Bell Broadcasting Company (a Michigan corporation), Radio One of Detroit, Inc., Allur-Detroit, Inc., Allur Licenses, Inc. (Delaware corporations) Radio One of Atlanta, Inc. and its wholly owned subsidiaries, ROA Licenses, Inc., and Dogwood Communications, Inc. (Delaware corporations), and its wholly owned subsidiary, Dogwood Licenses, Inc. (a Delaware corporation) (collectively referred to as the Company) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and operates radio stations in the Washington, D.C.; Baltimore, Maryland; Philadelphia, Pennsylvania; Detroit, Michigan; Kingsley, Michigan, and Atlanta, Georgia markets. The Company's operating results are significantly affected by its market share in the markets that it has stations.

Basis of Presentation
---------------------

The accompanying consolidated financial statements include the accounts of Radio One, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with generally accepted accounting principles. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.
Actual results could differ from those estimates.

Interim Financial Statements
----------------------------

The interim consolidated financial statements included herein for Radio One, Inc. and subsidiaries (the Company) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

Results for interim periods are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1998, financial statements and notes thereto included in the Company's annual report on Form 10-K.

2.   EARNINGS PER SHARE:
     -------------------

The Company has certain senior cumulative redeemable preferred stock outstanding which pays dividends at 15% per annum. The Company accretes dividends on this preferred stock, which is payable when the preferred stock is redeemed. The earnings available for common stockholders for the three months ended March 31, 1998 and 1999, is the net loss for each of the periods, less the accreted dividend of $865,000 and $1,005,000 during 1998 and 1999, respectively, on the preferred stock.

Earnings per share are based on the weighted average number of common and diluted common equivalent shares for stock options and warrants outstanding during the period the calculation is made, divided into the earnings available for common stockholders. Diluted common equivalent shares consist of shares issuable upon the exercise of stock options and warrants, using the treasury stock method. All warrants outstanding to acquire common stock as of March 31, 1999 and 1998, will be exercised concurrent with the closing of an initial public offering (IPO) of its common stock (See Note 5) and have been reflected in the calculation of earnings per share as if the stock granted from the exercise was outstanding for all periods presented. The Company also issued stock to an employee in January 1999 at a price below market value. The stock issued has been reflected in the earnings per share calculation as if it was outstanding for all periods presented. The weighted average shares outstanding is calculated as follows:

                                                                                Three Months Ended March 31,
                                                                           -------------------------------------
                                                                                  1998                1999
                                                                           ------------------  ------------------
Common stock outstanding                                                            4,716,000           4,803,000
Common stock issued from exercise of
       warrants                                                                     4,626,000           4,626,000
Stock issued subsequent to year-end                                                    51,000                   -
                                                                                    ---------           ---------
Weighted average share outstanding for
       both basis and diluted earnings per share                                    9,393,000           9,429,000
                                                                                    =========           =========

The Company effected a 34,061 for one stock split, effective May 6, 1999, in conjunction with the IPO. All share data included in the accompanying consolidated financial statements and notes thereto are as if the stock split had occurred prior to the periods presented.

Also, effective February 25, 1999, the Company converted certain Class A Common Stock held by the principal stockholders to Class B Common Stock which have ten votes per share, as compared to Class A Common Stock which has one vote per share, and certain of their Class A Common Stock to Class C Common Stock. Class C Common Stock will have no voting rights except as required by Delaware law. All share data included in the accompanying consolidated financial statements and notes thereto are as if the stock conversion had occurred prior to the periods presented.

3.   ACQUISITION:
     ------------

On March 30, 1999, the Company acquired all of the outstanding stock of Radio One of Atlanta, Inc. (ROA), an affiliate of the Company, for approximately 3,277,000 shares of common stock. At the time of the ROA acquisition, ROA owned approximately 33% of Dogwood Communications, Inc. (Dogwood). On March 30, 1999, ROA acquired the remaining approximate 67% of Dogwood for $3.6 million. The acquisition was accounted for using purchase accounting, with the portion of the excess purchase price over the net book value of the assets acquired related to the noncontrolling stockholders being stepped up and that portion of the excess purchase price being recorded as goodwill. The remaining net book value of the assets acquired was recorded at historical cost.

4.   STOCK OPTION PLAN AND GRANTS:
     -----------------------------

During 1999, the Company adopted a Stock Option Plan and Restricted Stock Grant Plan (the Plan) to enable directors, executives and other key employees to acquire interests in the Company through ownership of common stock. On May 5, 1999, the Company granted options for 213,395 shares of common stock at $24.00 per share.

5.   SUBSEQUENT EVENTS:
     ------------------

Initial Public Offering
-----------------------

The Company effected an initial public offering of common stock during May 1999, in which it sold approximately 5.4 million shares of Class A Common Stock. The Company realized approximately $120 million from the Offering, after deducting the expenses of the offering and plans to use the proceeds to repay amounts borrowed under its line of credit, redeem its preferred stock, repay the note payable and deferred interest, fund planned acquisitions and for other general corporate purposes.

Acquisition
-----------

On April 30, 1999, the Company acquired the assets of WENZ-FM and WERE-AM, located in Cleveland, Ohio, for approximately $20 million. The acquisition was financed with borrowings from the Company's line of credit.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management Discussion and Analysis combined in the Company's Form 10-K filed for the year ended December 31, 1998.

                                                                                          Quarter Ended March 31,
                                                                                    1998                             1999
                                                                               ---------------                  --------------
STATEMENT OF OPERATIONS DATA:
REVENUES:
     Broadcast revenues                                                           $ 9,097,000                     $13,390,000
     Less: Agency commissions                                                       1,074,000                       1,573,000
                                                                                  -----------                     -----------
           Net broadcast revenues                                                   8,023,000                      11,817,000
                                                                                  -----------                     -----------

OPERATING EXPENSES:
     Programming and technical                                                      1,635,000                       2,472,000
     Selling, general and administrative                                            3,429,000                       5,144,000
     Corporate expenses                                                               641,000                         858,000
     Stock-based compensation                                                               -                         225,000
     Depreciation and amortization                                                  1,773,000                       3,128,000
                                                                                  -----------                     -----------
           Total operating expenses                                                 7,478,000                      11,827,000
                                                                                  -----------                     -----------

           Broadcast operating income (loss)                                          545,000                         (10,000)

INTEREST EXPENSE                                                                    2,378,000                       3,737,000

OTHER INCOME, net                                                                     130,000                          63,000
                                                                                  -----------                     -----------

           Loss before provision for income taxes                                  (1,703,000)                     (3,684,000)

PROVISION FOR INCOME TAXES                                                                  -                         251,000
                                                                                  -----------                     -----------

           Net loss                                                               $(1,703,000)                    $(3,935,000)
                                                                                  ===========                     ===========

OTHER DATA:
Broadcast cash flow (a)                                                           $ 2,959,000                     $ 4,201,000
Broadcast cash flow margin                                                               36.9%                           35.6%
EBITDA (before stock-based compensation) (b)                                      $ 2,318,000                     $ 3,343,000
EBITDA (before stock-based compensation) margin                                          28.9%                           28.3%
After-tax cash flow (c)                                                           $    70,000                     $  (582,000)

     Net broadcast revenues increased to approximately $11.8 million for the quarter ended March 31, 1999 from approximately $8.0 million for the quarter ended March 31, 1998 or 47.5%. This increase in net broadcast revenues was the result of continuing broadcast revenue growth in the Company's Washington, DC, Baltimore, MD and Philadelphia, PA markets as the Company benefited from historical ratings increases at certain of its radio stations, improved power ratios at these stations as well as industry growth in each of these markets. Additional revenue gains were also derived from the Company's June, 1998 acquisition of Bell Broadcasting Company and the December, 1998 acquisition of Allur-Detroit, Inc., both of these companies own and operate radio stations located in the Detroit, MI metropolitan area.

     Operating expenses excluding depreciation, amortization and stock-based compensation increased to approximately $8.5 million for the quarter ended March 31, 1999 from approximately $5.7 million for the quarter ended March 31, 1998 or 49.1%. Operating expenses excluding depreciation and amortization increased to approximately $8.7 million for the fiscal year ended March 31, 1999 from approximately $5.7 million for the fiscal year ended March 31, 1998 or 52.6%. These increases in expenses were primarily related to costs incurred in the operations of the Company's Detroit radio stations which were acquired in the second half of 1998 as well as increases in sales commissions and license fees due to significant revenue growth in its other markets, and additional programming costs related to ratings gains experienced by some of the Company's radio stations.

     Broadcast operating income decreased to approximately ($10,000) for the quarter ended March 31, 1999 from approximately $545,000 for the quarter ended March 31, 1998. This decrease was attributable to higher depreciation and amortization expenses associated with the 1998 acquisitions of Bell Broadcasting Company and Allur-Detroit, Inc.

     Interest expense increased to approximately $3.7 million for the quarter ended March 31, 1999 from approximately $2.4 million for the quarter ended March 31, 1998 or 54.2%. This increase relates primarily to interest incurred on borrowings under the Company's bank credit facility to help fund the 1998 acquisitions of Bell Broadcasting Company and Allur-Detroit, Inc.

     Other income decreased to $63,000 for the quarter ended March 31, 1999 from $130,000 for the quarter ended March 31, 1998 or 51.5%. This decrease was primarily attributable to lower interest income due to lower average cash balances as the Company used its free cash balances to help fund the acquisition of Allur-Detroit in December, 1998 as well as make an investment in PNE Media and provide escrow deposits for some of its pending acquisitions.

     Loss before provision for income taxes increased to approximately $3.7 million for the quarter ended March 31, 1999 from $1.7 million for the quarter ended March 31, 1998 or 117.6%. This increase for the quarter was primarily due to higher expenses as described above, partially offset by higher revenue.

     Net loss increased to approximately $3.9 million for the quarter ended March 31, 1999 from a net loss of approximately $1.7 million for the quarter ended March 31, 1998 or 129.4%. This increase was due to higher operating expenses as described above and as well as a tax provision in the first quarter of 1999 associated with an estimate of the Company's overall tax liability for all of 1999. In 1998, the Company used its remaining NOL and did not incur a tax liability in the first quarter of 1998.

     Broadcast cash flow increased to approximately $4.2 million for the quarter ended March 31, 1999 from approximately $3.0 million for the quarter ended March 31, 1998 or 40.0%. This increase was attributable to the increases in broadcast revenues partially offset by higher operating expenses as described above.

     Earnings before interest, taxes, depreciation, and amortization (EBITDA), and stock-based compensation expense, increased to approximately $3.3 million for the quarter ended March 31, 1999 from approximately $2.3 million for the quarter ended March 31, 1998 or 43.5%. This increase was attributable to the increase in broadcast revenues partially offset by higher operating expenses and higher corporate expenses as described above.

  After-tax cash flow decreased to approximately ($582,000) for the quarter ended March 31, 1999 from approximately $70,000 for the quarter ended March 31, 1998 due to higher interest charges associated with the financings of the two acquisitions in Detroit during the second half of 1998 as well as a tax provision in the first quarter of 1999 associated with an estimate of the Company's overall tax liability for all of 1999. In 1998, the Company used its remaining NOL and did not incur a tax liability in the first quarter of 1998.




(a) "Broadcast cash flow" is defined as broadcast operating income plus corporate expenses, stock-based compensation and depreciation and amortization of both tangible and intangible assets.
(b) "EBITDA" is defined as earnings before interest, taxes, depreciation, and amortization.
(c) "After-tax cash flow" is defined as income before income taxes and extraordinary items plus depreciation, amortization and stock-based compensation, less the current income tax provision.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The capital structure of the Company consists of the Company's outstanding long-term debt, preferred stock and stockholders' deficit. The stockholders' deficit or equity consists of common stock, additional paid-in capital and accumulated deficit. The Company's balance of cash and cash equivalents was approximately $4.5 million as of December 31, 1998. The Company's balance of cash and cash equivalents was approximately $6.3 million as of March 31, 1999. This increase resulted primarily from the Company borrowing approximately $22.7 million of its bank credit facility to partially fund the acquisition of Radio One of Atlanta, Inc. on March 30, 1999 and for other deposits and payments for acquisitions while cash flows from operations remained strong. At March 31, 1999 approximately $23.0 million remained available (based on various covenant restrictions) to be drawn down from the Company's bank credit facility which was increased to a $100.0 million facility in February 1999. In general, the Company's primary source of liquidity is cash provided by operations and, to the extent necessary, on undrawn commitments available under the Company's bank credit facility.

     Net cash flow from operating activities decreased to approximately $4.0 million for the three months ended March 31, 1999 from approximately $4.4 million for the three months ended March 31, 1998 or 9.1%. This decrease was primarily due to a higher net loss due to higher interest charges associated with higher levels of debt outstanding and a higher provision for income taxes compared to the first quarter of 1998. Non-cash expenses of depreciation and amortization increased to approximately $3.1 million for the three months ended March 31, 1999 from approximately $1.8 million for the three months ended March 31, 1998 or 72.2% due to the acquisitions of Broadcast Holdings, Inc. in March 1998, Bell Broadcasting Company in June 1998 and Allur-Detroit, Inc. in December 1998.

       Net cash flow used in investing activities increased to approximately $8.1 million for the three months ended March 31, 1999 compared to approximately $4.4 million for the three months ended March 31, 1998 or 84.1%. During the three months ended March 31, 1999 the Company, through its Radio One of Atlanta, Inc. subsidiary (which it acquired on March 30, 1999) acquired the remaining stock in Dogwood Communications, Inc. which it did not already own, for $3.6 million and made a $1.0 million investment in PNE Media, LLC. The Company also made escrow deposits on anticipated acquisitions in Cleveland, Ohio and Richmond, Virginia. Also during the three months ended March 31, 1999 the Company made purchases of capital equipment totaling approximately $1.3 million.

     Net cash flow from financing activities was approximately $6.0 million for the three months ended March 31, 1999. During the three months ended March 31, 1999, the Company increased the size of its bank credit facility to $100.0 million, of which, approximately $16.4 million was used to refinance debt assumed through the acquisition of Radio One of Atlanta, Inc. and an additional approximately $6.3 million was used to fund the acquisition of Dogwood Communications, Inc., for various escrow deposits, and for working capital, as outlined above. Net cash flow from financing activities was approximately $3.8 million for the three months ended March 31, 1998. During the three months ended March 31, 1998, the Company acquired, through an unrestricted subsidiary, the capital stock of Broadcast Holdings, Inc., the owner and operator of radio station WYCB-AM, for approximately $3.8 million.

     As a result of the aforementioned, cash and cash equivalents increased by approximately $1.9 million during the three months ended March 31, 1999 compared to an approximate $3.8 million increase during the three months ended March 31, 1998.


YEAR 2000 COMPLIANCE
--------------------

     Radio One has commenced a process to ensure Year 2000 compliance of all hardware, software, and ancillary equipment that are date dependent. This process involves four phases:

     Phase I Inventory and Date Collection. This phase involves an identification of all systems that are date dependent. This phase was completed during the first quarter of 1998.

     Phase II Compliance Identification. This phase involves Radio One identifying and beginning to replace critical systems that cannot be updated or certified as compliant. We commenced this phase in the first quarter of 1999 and expect to complete the substantial majority of this phase before the end of the second quarter of 1999. To date, we have verified that our accounting, payroll, and local wide area network hardware and software systems are substantially compliant. In addition, we have determined that most of our personal computers and PC applications are compliant. We are currently reviewing our security systems and other miscellaneous systems.

     Phase III  Test, Fix, and Verify. This phase involves testing all systems that are date dependent and upgrading all non-compliant systems. We expect to complete this phase during the third quarter of 1999.

     Phase IV Final Testing, New Item Compliance. This phase involves a review of failed systems for compliance and re-testing as necessary. We expect to complete this phase by the end of the third quarter of 1999.

     To date, we have no knowledge that any of our major systems are not Year 2000 ready or well not be Year 2000 ready by the end of the third quarter of 1999. We have not incurred significant expenditures and believe we will achieve substantial Year 2000 readiness without the need to acquire significant new hardware, software or systems. As part of our expansion over the past two years, we have undertaken significant build-outs, upgrades and expansions to our radio station studios, business offices and technology infrastructure. These enhancement efforts are continuing in all of the markets in which we have recently acquired radio stations and will expand into the new markets in which we will be acquiring radio stations. We believe that most, if not all, of the new equipment installed in conjunction with these recent build-outs is Year 2000 compliant. Based upon our experience to date, we estimate the remaining costs to achieve Year 2000 readiness will be approximately $100,000, independent of the costs associated with the previously-mentioned expansions which are being undertaken in the normal course of our business development. All costs directly related to preparing for Year 2000 readiness will be expensed as incurred. We are not aware of any Year 2000 problems that would have a material effect on our operations. We are also not aware of any non-compliance by our suppliers that is likely to have material impact on our business. Nevertheless, we cannot assure you that our critical systems, or the critical systems of our suppliers, will be Year 2000 ready.

     We do not intend to develop any contingency plans to address possible failures by us or our vendors related to Year 2000 compliance. We do not believe that such contingency plans are required because we believe that we and our significant vendors will be Year 2000 compliant before January 2000.

                          PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         None


ITEM 2.  CHANGES IN SECURITIES

         None


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On February 25, 1999, pursuant to written consent, the stockholders amended the Articles of Incorporation to create a new class of stock, to provide that Class B Common Stock be entitled to 10 votes per share as compared to one vote per share for Class A Common Stock, and restrict the transfer of Class B Common Stock, among other things. By that same consent the stockholders amended the Bylaws.

         At a meeting held March 10, 1999, the stockholders voted unanimously to take the following actions. First, the stockholders approved a Stock Option Plan for employees. Second, the stockholders approved awarding Mr. Liggins Class B Common Stock in exchange for shares he then held in Radio One of Atlanta, Inc., that were to be exchanged for shares in the Company. Third, the stockholders approved an exchange of existing warrants for stock of the Company with new warrants for stock of the Company.


ITEM 5.  OTHER INFORMATION

         On April 30, 1999, the Company completed the acquisition of radio stations WENZ-FM and WERE-AM in Cleveland, Ohio from Clear Channel Broadcasting, Inc., for $20 million.

         On May 6, 1999, the Company entered into an Asset Purchase Agreement with Sinclair Telecable, Inc., and Commonwealth Broadcasting, LLC to acquire all of their radio stations in Richmond, Virginia for $34 million.

         On May 6, 1999, the Company completed an initial public offering of 7,150,000 shares of Class A Common Stock (including the exercise of the underwriters' over-allotment of 650,000 shares) at an offering price of $24.00 per share. Of the 7,150,000 shares sold, 5,432,840 shares were sold by the Company and 1,717,160 shares were sold by selling shareholders. The Class A Common Stock is listed on the NASDAQ National Market under the symbol ROIA.