Form 10-Q
period 1999-06-30
RADIO ONE INC
filed 1999-08-13
CIK 1041657

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999
                          Commission File No. 333-30795

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

                             Yes   X        No
                                  ----        ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     Class                         Outstanding at June 30, 1999
                     -----                         ----------------------------
         Class A Common Stock, $.01 Par Value               12,034,395
         Class B Common Stock, $.01 Par Value                2,873,084
         Class C Common Stock, $.01 Par Value                3,195,064
================================================================================

                        RADIO ONE, INC. AND SUBSIDIARIES

                                    Form 10-Q
                       For the Quarter Ended June 30, 1999

                                TABLE OF CONTENTS

                                                                                                            Page
                                                                                                            -----
PART I            FINANCIAL INFORMATION

ITEM 1            Consolidated Financial Statements                                                           3

                  Consolidated Condensed Balance Sheets as of                                                 4
                       December 31, 1998 and June 30, 1999 (Unaudited)

                  Consolidated Statements of Operations for the                                               5
                     Three months and six months ended June 30, 1998 and 1999 (Unaudited)

                  Consolidated Statements of Cash Flows for the                                               6
                     Six months ended June 30, 1998 and 1999 (Unaudited)

                  Consolidated Statements of Changes in Stockholders' (Deficit) Equity for the                7
                       Year ended December 31, 1998 and the six months ended
                       June 30, 1999 (Unaudited)

                  Notes to Consolidated Financial Statements                                                  8

ITEM 2            Management's Discussion and Analysis of Financial                                          11
                       Condition and Results of Operations


PART II           OTHER INFORMATION

ITEM 1            Legal Proceedings                                                                          16

ITEM 2            Changes in Securities                                                                      16

ITEM 3            Defaults upon Senior Securities                                                            16

ITEM 4            Submission of Matters to a Vote of Security Holders                                        16

ITEM 5            Other Information                                                                          16

ITEM 6            Exhibits and Reports on Form 8-K                                                           17

SIGNATURE                                                                                                    18


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

(See pages 4-10 -- This page intentionally left blank.)

                        RADIO ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                   AS OF DECEMBER 31, 1998, AND JUNE 30, 1999

                                    ASSETS

                                                                                         December 31,           June 30,
                                                                                            1998                1999
                                                                                      ----------------    ----------------
                                                                                                              (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                         $      4,455,000    $      5,018,000
    Trade accounts receivable, net of allowance for doubtful
       accounts of $1,243,000 and $1,977,000, respectively                                  12,026,000          16,879,000
    Prepaid expenses, deferred income taxes and other current
    assets                                                                                   1,160,000           1,592,000
                                                                                      ----------------    ----------------
          Total current assets                                                              17,641,000          23,489,000
PROPERTY AND EQUIPMENT, net                                                                  6,717,000          15,349,000
INTANGIBLE ASSETS, net                                                                     127,639,000         200,181,000
OTHER ASSETS                                                                                 1,859,000           4,757,000
                                                                                      ----------------    ----------------
          Total assets                                                                $    153,856,000    $    243,776,000
                                                                                      ================    ================

                                        LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY

CURRENT LIABILITIES:

    Accounts payable                                                                   $     1,190,000     $      3,353,000
    Accrued expenses                                                                         3,851,000            6,052,000
                                                                                      ----------------     ----------------
          Total current liabilities                                                          5,041,000            9,405,000
DEFERRED INCOME TAX LIABILITY                                                               15,251,000           14,943,000
LONG-TERM DEBT AND DEFERRED INTEREST:
    Senior subordinated notes (net of $7,020,000 and
    $5,042,000 unamortized discount, respectively)                                          78,458,000           80,436,000
    Line of credit                                                                          49,350,000           16,000,000
    Note payable and deferred interest                                                       3,841,000                   --
    Other long-term debt                                                                        90,000               62,000
                                                                                      ----------------     ----------------
          Total liabilities                                                                152,031,000          120,846,000
                                                                                      ----------------     ----------------
COMMITMENTS AND CONTINGENCIES
SENIOR CUMULATIVE REDEEMABLE PREFERRED STOCK:

    Series A, $.01 par value, 140,000 shares authorized, 84,843
     and no shares issued and outstanding                                                  10,816,000                   --
    Series B, $.01 par value, 150,000 shares authorized,
     124,467 and no shares issued and outstanding                                          15,868,000                   --
STOCKHOLDERS' (DEFICIT) EQUITY:
    Common stock - Class A, $.001 par value,  30,000,000 shares  authorized,  no and 12,034,000 shares issued and
     outstanding, respectively                                                                     --               12,000
    Common stock - Class B, $.001 par value, 30,000,000
    shares authorized, 1,572,000 and 2,873,000 shares
    issued and outstanding, respectively                                                        2,000                3,000
    Common stock - Class C, $.001 par value, 30,000,000
    shares authorized, 3,146,000 shares and 3,195,000
    shares issued and outstanding, respectively                                                 3,000                3,000
    Additional paid-in capital                                                                      -          152,933,000
    Accumulated deficit                                                                   (24,864,000)         (30,021,000)
                                                                                      ----------------     ----------------
          Total stockholders' (deficit) equity                                            (24,859,000)         122,930,000
                                                                                      ----------------     ----------------
          Total liabilities and stockholders' (deficit) equity                        $    153,856,000     $    243,776,000
                                                                                      ================     ================

The  accompanying  notes  are an  integral  part of these consolidated condensed balance sheets.


                        RADIO ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1998 AND 1999

                                   (Unaudited)


                                                                 Three Months Ended                      Six Months Ended
                                                                      June 30,                               June 30,
                                                         -----------------------------------   ------------------------------------
                                                             1998                1999               1998                1999
                                                        ---------------     ---------------    ---------------     ---------------
REVENUES:
    Broadcast revenues including barter
    revenues of $121,000, $274,000,
    $294,000 and $572,000,
    respectively                                          $  13,231,000     $    24,083,000      $  22,328,000     $    37,473,000
    Less:  Agency commissions                                 1,726,000           3,046,000          2,800,000           4,619,000
                                                        ---------------     ---------------    ---------------     ---------------
          Net broadcast revenues                             11,505,000          21,037,000         19,528,000          32,854,000
                                                        ---------------     ---------------    ---------------     ---------------
OPERATING EXPENSES:
    Program and technical                                     1,868,000           3,405,000          3,503,000           5,877,000
    Selling, general and administrative                       3,578,000           8,062,000          7,007,000          13,206,000
    Corporate expenses                                          678,000           1,070,000          1,319,000           1,928,000
    Stock based compensation                                        --                   --                 --              225,000
    Depreciation and amortization                             1,859,000           4,347,000          3,632,000           7,475,000
                                                        ---------------     ---------------    ---------------     ---------------
          Total operating expenses                            7,983,000          16,884,000         15,461,000          28,711,000
                                                        ---------------     ---------------    ---------------     ---------------
          Broadcast operating income                          3,522,000           4,153,000          4,067,000           4,143,000
INTEREST EXPENSE, including
    amortization of deferred financing costs and
    LMA fees                                                  2,547,000           3,752,000          4,925,000           7,489,000
OTHER INCOME, net                                               156,000              78,000            286,000             141,000
                                                        ---------------     ---------------    ---------------     ---------------
          Income (loss) before provision
          for income taxes                                    1,131,000             479,000           (572,000)         (3,205,000)
PROVISION FOR INCOME TAXES                                           --             225,000                 --             476,000
                                                        ---------------     ---------------    ---------------     ---------------
          Net income (loss)                               $   1,131,000     $       254,000      $    (572,000)    $    (3,681,000)
                                                          =============     ===============      =============     ===============
Net income (loss) applicable to common
    stockholders                                          $     224,000     $      (217,000)     $  (2,344,000)    $    (5,157,000)
                                                          =============     ===============      =============     ===============
BASIC AND DILUTED INCOME (LOSS)
    PER COMMON SHARE APPLICABLE
    TO COMMON SHAREHOLDERS                                $       0.02      $        (0.01)      $      (0.25)     $        (0.40)
                                                          ============      ==============       ============      ==============
WEIGHTED AVERAGE SHARES
    OUTSTANDING - BASIC AND
   DILUTED                                                   9,393,000          16,013,000          9,393,000          12,739,000
                                                        ===============     ===============    ===============     ===============


       The  accompanying  notes  are an  integral  part of these consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1999

                                   (Unaudited)




                                                                                                   Six Months Ended
                                                                                                       June 30,
                                                                                        -------------------------------------
                                                                                             1998                 1999
                                                                                       ----------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                             $     (572,000)      $   (3,681,000)
    Adjustments to reconcile net loss to net cash from
       operating activities:
       Depreciation and amortization                                                          3,632,000            7,475,000
       Amortization of deferred financing costs, unamortized
          discount and deferred interest                                                      1,804,000            2,180,000
       Noncash compensation to officer                                                               --              225,000
       Effect of change in operating assets and liabilities-
          Trade accounts receivable                                                          (1,319,000)          (3,160,000)
          Prepaid expenses and other                                                            166,000             (159,000)
          Other assets                                                                         (442,000)             (98,000)
          Accounts payable                                                                      223,000            2,059,000
          Accrued expenses                                                                      804,000            1,143,000
                                                                                       ----------------     ----------------
              Net cash flows from operating activities                                        4,296,000            5,984,000
                                                                                       ----------------     ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                                       (1,103,000)          (2,119,000)
    Deposits and payments for acquisitions, net of cash
    received                                                                                (32,529,000)         (38,911,000)
    Purchase of investments                                                                          --           (1,000,000)
                                                                                       ----------------     ----------------
              Net cash flows from investing activities                                      (33,632,000)         (42,030,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from debt issuances                                                             25,350,000           16,000,000
    Repayment of debt                                                                          (453,000)         (69,476,000)
    Repayment of Senior Cumulative Redeemable Preferred
    Stock                                                                                            --          (28,160,000)
    Proceeds from issuance of common stock, net of issuance
    costs
                                                                                                     --          118,527,000
    Deferred financing costs                                                                   (630,000)            (282,000)
                                                                                       ----------------     ----------------
              Net cash flows from financing activities                                       24,267,000           36,609,000
                                                                                       ----------------     ----------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                             (5,069,000)             563,000
CASH AND CASH EQUIVALENTS, beginning of period                                                8,500,000            4,455,000
                                                                                       ----------------     ----------------
CASH AND CASH EQUIVALENTS, end of period                                                 $    3,431,000       $    5,018,000
                                                                                         ==============       ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for-
      Interest                                                                           $    3,104,000       $    5,207,000
                                                                                         ==============       ==============
       Income taxes                                                                      $           --       $      312,000
                                                                                         ==============       ==============

                 The accompanying notes are an integral part of these consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

                     FOR THE SIX MONTHS ENDED JUNE 30, 1999

                                   (Unaudited)


                                                              Common             Common             Common            Additional
                                                              Stock               Stock              Stock             Paid-In
                                                             Class A             Class B            Class C            Capital
                                                             --------             -------            -------            -------
BALANCE, as of December 31, 1998                        $           --       $       2,000     $        3,000     $            --
    Net loss                                                        --                  --                 --                  --
    Preferred stock dividends earned                                --                  --                 --                  --
    Issuance of stock for acquisition                            2,000               1,000                 --          34,191,000
    Stock issued to an employee                                     --                  --                 --             225,000
    Conversion of warrants                                       5,000                  --                 --              (5,000)
    Issuance of common stock                                     5,000                  --                 --         118,522,000
                                                        --------------      --------------     --------------      --------------
BALANCE, as of June 30,1999                             $       12,000      $        3,000     $        3,000     $  152,933,000
                                                        ==============      ==============     ==============      ==============

                                                                                  Total
                                                            Accumulated        Stockholders'
                                                             Deficit             Equity
                                                             -------             ------
BALANCE, as of December 31, 1998                         $   (24,864,000)   $   (24,859,000)
    Net loss                                                  (3,681,000)        (3,681,000)
    Preferred stock dividends earned                          (1,476,000)        (1,476,000)
    Issuance of stock for acquisition                                 --         34,194,000
    Stock issued to an employee                                       --            225,000
    Conversion of warrants                                            --                 --
    Issuance of common stock                                          --        118,527,000


                                                         ---------------    ---------------
BALANCE, as of June 30,1999                              $   (30,021,000)   $   122,930,000
                                                         ===============    ===============

    The accompanying notes are an integral part of this consolidated statement.


                        RADIO ONE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1999

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Business

Radio One, Inc. (a Delaware corporation referred to as Radio One) and its subsidiaries, Radio One Licenses, Inc., WYCB Acquisition Corporation (Delaware corporations), Broadcast Holdings, Inc. (a Washington, D.C., corporation), Bell Broadcasting Company (a Michigan corporation), Radio One of Detroit, Inc., Allur-Detroit, Inc., Allur Licenses, Inc. (Delaware corporations), Radio One of Atlanta, Inc. and its wholly owned subsidiaries, ROA Licenses, Inc., and Dogwood Communications, Inc. (Delaware corporations), and its wholly owned subsidiary, Dogwood Licenses, Inc. (a Delaware corporation) (collectively referred to as the Company) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and operates radio stations in the Washington, D.C.; Baltimore, Maryland; Philadelphia, Pennsylvania; Detroit, Michigan; Kingsley, Michigan; Atlanta, Georgia; Cleveland, Ohio; St. Louis, Missouri and Richmond, Virginia, markets. The Company's operating results are significantly affected by its market share in the markets that it has stations. The Company also operates radio stations in Richmond, Virginia, through a time brokerage agreement (TBA).

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1998, financial statement and notes thereto included in the Company's annual report on Form 10-K.

2.     INITIAL PUBLIC OFFERING:

The Company effected an initial public offering (IPO) of common stock during May 1999, in which it sold approximately 5.4 million shares of Class A common stock. The Company realized approximately $119 million from the offering, after deducting the expenses of the offering and used the proceeds to repay amounts borrowed under its line of credit, redeem its preferred stock, repay the note payable and deferred interest, fund planned acquisitions and for other general corporate purposes.

3.     EARNINGS PER SHARE:

The Company had certain senior cumulative redeemable preferred stock outstanding, which paid dividends at 15% per annum. The Company accreted the dividends on this preferred stock, which were payable when the preferred stock was redeemed. In May 1999, the Company redeemed the outstanding preferred stock with proceeds from the IPO. The earnings available for common stockholders for the three and six months ended June 30, 1998 and 1999, is the net income (loss) for each of the periods, less the accreted dividends of $907,000 and $471,000 for the three months ended June 30, 1998 and 1999, and $1,772,000 and $1,476,000 for the six months ended June 30, 1998 and 1999, respectively, on the preferred stock.

The Company effected a 34,061 for one stock split, effective May 6, 1999, in conjunction with the IPO. All share data included in the accompanying consolidated financial statements and notes thereto are as if the stock split had occurred prior to the periods presented.

Also, effective February 25, 1999, the Company converted certain Class A Common Stock held by the principal stockholders to Class B Common Stock which have ten votes per share, as compared to Class A which has one vote per share, and certain of their Class A stock to Class C Common Stock. Class C Common Stock will have no voting rights except as required by Delaware law. All share data included in the accompanying consolidated financial statements and notes thereto are as if the stock conversion had occurred prior to the periods presented.

Earnings per share are based on the weighted average number of common and diluted common equivalent shares for stock options and warrants outstanding during the period the calculation is made, divided into the earnings available for common stockholders. Diluted common equivalent shares consist of shares issuable upon the exercise of stock options and warrants, using the treasury stock method. The weighted average number of shares outstanding for the three months ended June 30, 1998 and 1999, and for the six months ended June 30, 1998 and 1999, is 9,393,000, 16,013,000, 9,393,000 and 12,739,000, respectively. The warrants exercised concurrent with the closing of the IPO and the stock issued to an employee in January 1999 have both been reflected in the calculation of earnings per share as if the stock issued was outstanding for all periods presented. As of June 30, 1999, there were approximately 207,000 stock options outstanding from options granted in May 1999; however, the common stock equivalents of these options are not included in the diluted earnings per share as the stock options are antidilutive.

4.     ACQUISITIONS:

On March 30, 1999, the Company acquired all of the outstanding stock of Radio One of Atlanta, Inc. (ROA), an affiliate of the Company, for approximately 3,277,000 shares of common stock. At the time of the ROA acquisition, ROA owned approximately 33% of Dogwood Communications, Inc. (Dogwood). On March 30, 1999, ROA acquired the remaining approximately 67% of Dogwood for $3.6 million. The acquisition was accounted for using purchase accounting, with the portion of the excess purchase price over the net book value of the assets acquired related to the noncontrolling stockholders being stepped up and that portion of the excess purchase price being recorded as goodwill. The remaining net book value of the assets acquired was recorded at historical cost.

On April 30, 1999, the Company completed the acquisition of the assets of WENZ-FM and WERE-AM in Cleveland, Ohio, for approximately $20 million. The acquisition was financed with borrowings from the Company's line of credit.

On June 4, 1999, the Company completed the acquisition of the assets of WFUN-FM in St. Louis, Missouri, for approximately $13.6 million. The acquisition was financed with borrowings from the Company's line of credit and IPO proceeds.

On May 6, 1999, the Company entered into an asset purchase agreement to acquire four stations in Richmond, Virginia, for approximately $34 million.

On May 26, 1999, the Company entered into an asset purchase agreement to acquire
WCAV-FM,   located  in  the  Boston,   Massachusetts,   metropolitan   area  for
approximately $10 million.

5.     STOCK OPTION PLAN AND GRANTS:

During 1999, the Company adopted a Stock Option Plan and Restricted Stock Grant Plan (the Plan) to enable directors, executives and other key employees to acquire interests in the Company through ownership of common stock. On May 5, 1999, the Company granted options of approximately 207,000 shares of common stock at $24.00 per share. The options expire in 10 years and vest over a period of three to five years.

6.     SUBSEQUENT EVENTS:

ACQUISITIONS

On July 1, 1999, the Company completed the acquisition of WKJS-FM and WSOJ-FM in Richmond, Virginia, for approximately $12 million.

On July 15, 1999, the Company completed the acquisition of WDYL-FM in Richmond, Virginia, for approximately $4.6 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis combined in the Company's Form 10-K filed for the year ended December 31, 1998.

RESULTS OF OPERATIONS

  Comparison of periods ended June 30, 1998 to the periods ended June 30, 1999
    (all periods are unaudited - all numbers in 000s, except per share data).


                                     Three months        Three months        Six months          Six months
                                        ended               ended               ended               ended
                                    June 30, 1998        June 30, 1999      June 30, 1998       June 30, 1999
                                    ---------------     ---------------    ----------------    ----------------
STATEMENT OF OPERATIONS DATA:
  REVENUE:
   Broadcast revenue                      $ 13,231            $ 24,083            $ 22,328            $ 37,473
   Less: Agency commissions                  1,726               3,046               2,800               4,619
                                       ------------        ------------        ------------       -------------
         Net broadcast revenue              11,505              21,037              19,528              32,854
                                       ------------        ------------        ------------       -------------
  OPERATING EXPENSES:
   Programming and technical                 1,868               3,405               3,503               5,877
   Selling, G&A                              3,578               8,062               7,007              13,206
   Corporate expenses                          678               1,070               1,319               1,928
   Stock-based compensation                      -                   -                   -                 225
   Depreciation & amortization               1,859               4,347               3,632               7,475
                                       ------------        ------------        ------------       -------------
         Total operating expenses            7,983              16,884              15,461              28,711
                                       ------------        ------------        ------------       -------------
         Operating income                    3,522               4,153               4,067               4,143
  INTEREST EXPENSE                           2,547               3,752               4,925               7,489
  OTHER INCOME, net                            156                  78                 286                 141
                                       ------------        ------------        ------------       -------------
         Income (loss) before
         provision for income taxes           1,131                 479               (572)             (3,205)
                                       ------------        ------------        ------------       -------------
  PROVISION FOR INCOME TAXES                      -                 225                   -                 476
                                       ============        ============        ============       =============
         Net income (loss)                 $ 1,131               $  254            $  (572)           $ (3,681)
                                       ============        ============        ============       =============

PER SHARE DATA:

  Net income (loss) per share              $  0.12             $  0.02             $ (0.06)           $  (0.29)
  Preferred dividends per share               0.10                0.03                0.19                0.11
  Net income (loss) per share
  Applicable in common shareholders        $  0.02             $ (0.01)            $ (0.25)            $ (0.40)
  After-tax cash flow per share               0.32                0.29                0.33                0.30

OTHER DATA:

  Broadcast cash flow (a)                  $ 6,059             $ 9,570             $ 9,018            $ 13,771
  Broadcast cash flow margin                  52.7%               45.5%               46.2%               41.9%
  EBITDA (b)                               $ 5,381             $ 8,500             $ 7,699            $ 11,843
  EBITDA margin (b)                           46.8%               40.4%               39.4%               36.0%
  After-tax cash flow (c)                  $ 2,990             $ 4,601             $ 3,060            $  3,794

  Weighted average shares outstanding
  - basic and diluted (d)                    9,393              16,013               9,393              12,739

         Net broadcast revenue increased to approximately $21.0 million for the quarter ended June 30, 1999 from approximately $11.5 million for the quarter ended June 30, 1998 or 82.6%. Net broadcast revenue increased to approximately $32.9 million for the six months ended June 30, 1999 from approximately $19.5 million for the six months ended June 30, 1998 or 68.7%. This increase in net broadcast revenue was the result of continuing broadcast revenue growth in the Company's Washington, Baltimore and Philadelphia markets as the Company benefited from historical ratings increases at certain of its radio stations, improved power ratios at these stations as well as industry growth in each of these markets. Additional revenue gains were derived from the Company's recent acquisitions in Detroit and Cleveland and from the radio stations being operated under a time brokerage agreement in Richmond, as well as the March, 1999 acquisition of the Company's former affiliate, Radio One of Atlanta, Inc.

         Operating expenses excluding depreciation, amortization and stock-based compensation increased to approximately $12.5 million for the quarter ended June 30, 1999 from approximately $6.1 million for the quarter ended June 30, 1998 or 104.9%. Operating expenses excluding depreciation, amortization and stock-based compensation increased to approximately $21.0 million for the six months ended June 30, 1999 from approximately $11.8 million for the six months ended June 30, 1998 or 78.0%. These increases in expenses were related to the Company's rapid expansion within all of the markets in which it operates including higher costs in Washington associated with improved programming on its morning shows as well as start-up and expansion expenses in its newer markets of Detroit, Cleveland and Richmond, in particular, as well as higher costs associated with operating as a public company.

         Broadcast operating income increased to approximately $4.2 million for the quarter ended June 30, 1999 from approximately $3.5 million for the quarter ended June 30, 1998. Broadcast operating income was flat at approximately $4.1 million for each of the six month periods ended June 30, 1999 and June 30, 1998. This increase for the quarter and flatness for the six month period were attributable to higher depreciation and amortization expenses associated with the Company's several acquisitions made within the last year offset by higher revenue as described above.

         Interest expense increased to approximately $3.8 million for the quarter ended June 30, 1999 from approximately $2.5 million for the quarter ended June 30, 1998 or 52.0%. Interest expense increased to approximately $7.5 million for the six months ended June 30, 1999 from approximately $4.9 million for the six months ended June 30, 1998 or 53.1%. These increases relate primarily to interest incurred on borrowings under the Company's bank credit facility to help fund the several acquisitions made by the Company within the past year.

         Other income decreased to $78,000 for the quarter ended June 30, 1999 from $156,000 for the quarter ended June 30, 1998 or 50.0%. Other income decreased to $141,000 for the six months ended June 30, 1999 from $286,000 for the six months ended June 30, 1998 or 50.1%. These decreases were primarily attributable to lower interest income due to lower average cash balances as the Company partially used its free cash balances to help fund acquisitions made during the quarter as well as to help reduce its outstanding balance on its senior bank credit facility, which stood at $16.0 million at June 30, 1999 as compared to approximately $49.4 million at June 30, 1998.

         Income before provision for income taxes decreased to approximately $0.5 million for the quarter ended June 30, 1999 from approximately $1.1 million for the quarter ended June 30, 1998 or 54.5%. Loss before provision for income taxes increased to approximately $3.2 million for the six months ended June 30, 1999 from approximately $0.6 million for the six months ended June 30, 1998 or 433.3%. This decrease in income for the quarter and increase in the loss for the six month period were primarily due to higher interest and depreciation and amortization expenses as described above, partially offset by higher revenue.

         Net income decreased to approximately $0.3 million for the quarter ended June 30, 1999 from approximately $1.1 million for the quarter ended June 30, 1998 or 72.7%. Net loss increased to approximately $3.7 million for the six months ended June 30, 1999 from approximately $0.6 million for the six months ended June 30, 1998 or 516.7%. This decrease in income for the quarter and increase in the loss for the six month period was due to the factors described above as well as a tax provision for each of the second quarter and first six month periods of 1999 associated with an estimate of the Company's effective tax rate for all of 1999. In 1998, the Company used its remaining NOL and did not incur a tax liability during the first six months of 1998.

         Broadcast cash flow increased to approximately $9.6 million for the quarter ended June 30, 1999 from approximately $6.1 million for the quarter ended June 30, 1998 or 57.4%. Broadcast cash flow increased to approximately $13.8 million for the six months ended June 30, 1999 from approximately $9.0 million for the six months ended June 30, 1998 or 53.3%. These increases were attributable to the increases in broadcast revenue partially offset by higher operating expenses as described above.

         Earnings before interest, taxes, depreciation, and amortization (EBITDA), and excluding stock-based compensation expense, increased to approximately $8.5 million for the quarter ended June 30, 1999 from approximately $5.4 million for the quarter ended June 30, 1998 or 57.4%. Earnings before interest, taxes, depreciation, and amortization (EBITDA), and excluding stock-based compensation expense, increased to approximately $11.8 million for the six months ended June 30, 1999 from approximately $7.7 million for the six months ended June 30, 1998 or 53.2%. These increases were attributable to the increase in broadcast revenue partially offset by higher operating expenses and higher corporate expenses partially associated with the costs of operating as a public company.

         After-tax cash flow increased to approximately $4.6 million for the quarter ended June 30, 1999 from approximately $3.0 million for the quarter ended June 30, 1998 or 53.3%. After-tax cash flow increased to approximately $3.8 million for the six months ended June 30, 1999 from approximately $3.1 million for the six months ended June 30, 1998. These increases were attributable to the increase in operating income partially offset by higher interest charges associated with the financings of various acquisitions as well as the provision for income taxes for 1999, as described above.

(a)  "Broadcast  cash flow" is defined as  broadcast  operating  income plus
     corporate   expenses   (including    stock-based    compensation)   and
     depreciation and amortization of both tangible and intangible assets.

(b) "EBITDA" is defined as earnings before interest, taxes, depreciation, amortization and stock-based compensation.

(c) "After-tax cash flow" is defined as income before income taxes and extraordinary items plus depreciation, amortization and stock-based compensation, less the current income tax provision.

LIQUIDITY AND CAPITAL RESOURCES

         The capital structure of the Company consists of the Company's outstanding long-term debt and stockholders' equity. The stockholders' equity consists of common stock, additional paid-in capital and accumulated deficit. The Company's balance of cash and cash equivalents was approximately $4.5 million as of December 31, 1998. The Company's balance of cash and cash equivalents was approximately $5.0 million as of June 30, 1999. This increase resulted primarily from stronger cash flows from operating activities as well as the Company's initial public offering on May 6, 1999 from which it raised approximately $119.0 million, partially offset by the repayment of debt and preferred stock with the proceeds from the initial public offering. At June 30, 1999 approximately $84.0 million remained available (based on various covenant restrictions) to be drawn down from the Company's bank credit facility which was increased to a $100.0 million facility in February 1999. In general, the Company's primary source of liquidity is cash provided by operations and, to the extent necessary, on undrawn commitments available under the Company's bank credit facility.

         Net cash flow from operating activities increased to approximately $6.0 million for the six months ended June 30, 1999 from approximately $4.3 million for the six months ended June 30, 1998 or 39.5%. This increase was primarily due to a higher net loss due to higher interest charges associated with higher average levels of debt outstanding, higher depreciation and amortization charges associated with the various acquisitions made by the Company in the past year and a higher provision for income taxes as compared to the first half of 1998. Non-cash expenses of depreciation and amortization increased to approximately $9.7 million for the six months ended June 30, 1999 from approximately $5.4 million for the six months ended June 30, 1998 or 79.6% due to various acquisitions made by the Company within the past year.

         Net cash flow used in investing activities increased to approximately $42.0 million for the six months ended June 30, 1999 compared to approximately $33.6 million for the six months ended June 30, 1998 or 25.0%. During the six months ended June 30, 1999 the Company, through its Radio One of Atlanta, Inc. subsidiary (which it acquired on March 30, 1999) acquired the remaining stock in Dogwood Communications, Inc. which it did not already own, for approximately $3.6 million, acquired radio stations WENZ-FM and WERE-AM in Cleveland, Ohio for approximately $20 million, acquired radio station WFUN-FM in St. Louis, Missouri for approximately $13.6 million, entered into a time brokerage agreement to operate radio stations located in Richmond, Virginia and made a $1.0 million investment in PNE Media, LLC. The Company also made escrow deposits on anticipated acquisitions of additional radio stations in Richmond, Virginia and Boston, Massachusetts. Also during the six months ended June 30, 1999 the Company made purchases of capital equipment totaling approximately $2.1 million.

         Net cash flow from financing activities was approximately $36.6 million for the six months ended June 30, 1999. During the six months ended June 30, 1999, the Company completed its initial public offering of common stock and raised net proceeds of approximately $119.0 million which was used to partially repay outstanding balances on its bank credit facility and to repay all of the Company's outstanding Senior Cumulative Redeemable Preferred Stock. Additionally, the Company increased the size of its bank credit facility to $100.0 million. During the six months ended June 30, 1999, the Company partially used this bank credit facility to acquire its former affiliate, Radio One of Atlanta, Inc. which, in turn, acquired the remaining stock of Dogwood Communications, Inc. that it did not already own. The Company also acquired radio stations located in Cleveland, Ohio and St. Louis, Missouri. Net cash flow from financing activities was approximately $24.3 million for the six months ended June 30, 1998. During the six months ended June 30, 1998, the Company used its bank credit facility to acquire, through an unrestricted subsidiary, the capital stock of Broadcast Holdings, Inc., the owner and operator of radio station WYCB-AM, for approximately $3.8 million and to acquire Bell Broadcasting Company, an owner and operator of radio stations in Detroit and Kingsley, Michigan, for approximately $34 million.

         As a result of the aforementioned, cash and cash equivalents increased by approximately $0.6 million during the six months ended June 30, 1999 compared to an approximate $5.1 million decrease during the six months ended June 30, 1998.

YEAR 2000 COMPLIANCE

       Radio One has commenced a process to ensure Year 2000 compliance of all hardware, software, and ancillary equipment that are date dependent. This process involves four phases:

       Phase I    Inventory  and Data  Collection.  This    phase  involves   an
                  identification of all systems that are date dependent. This phase was completed during the first quarter of 1998.

       Phase II Compliance Identification. This phase involves Radio One identifying and beginning to replace critical systems that cannot be updated or certified as compliant. We commenced this phase in the first quarter of 1999 and completed the substantial majority of this phase before the end of the second quarter of 1999. To date, we have verified that our accounting, payroll, and local wide area network hardware and software systems are substantially compliant. In addition, we have determined that most of our personal computers and PC applications are compliant. We are currently reviewing our security systems and other miscellaneous systems.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is from time to time engaged in legal proceedings incidental to its business. The Company does not believe that any legal proceedings that it is currently engaged in, either individually or in the aggregate, will have a material adverse effect on the Company.

ITEM 2.  CHANGES IN SECURITIES

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At a meeting held on April 28, 1999, the shareholders voted to approve the election of Larry Marcus, Terry Jones, Alfred Liggins, Catherine Hughes and Brian McNeill as members of the Board of Directors.

         At a meeting held on May 5, 1999, the shareholders voted to approve the proposed stock option grant (pursuant to the Company's Stock Option
         Plan) to employees.

ITEM 5.  OTHER INFORMATION

         On April 30, 1999, the Company completed the acquisition of radio stations WENZ-FM and WERE-AM in Cleveland, Ohio from Clear Channel Broadcasting, Inc., for approximately $20 million.

         On May 6, 1999, the Company entered into an Asset Purchase Agreement with Sinclair Telecable, Inc., and Commonwealth Broadcasting, LLC to acquire all of their radio stations in the Richmond, Virginia market for approximately $34 million. The Company also on that date entered into a Time Brokerage Agreement that commenced on June 1, 1999.

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

         On May 26, 1999, the Company entered into an asset purchase agreement with KJI Broadcasting, LLC to acquire WCAV-FM, located in Brockton, Massachusetts and broadcasting in the Boston Metropolitan area, for approximately $10 million.

         On June 4, 1999, the Company completed the acquisition of WFUN-FM located in Bethalto, Illinois and broadcasting in the St. Louis, Missouri market, from Arch Broadcasting, L.P., for approximately $13.6 million.

         On July 1, 1999, the Company completed the acquisition of WKJS-FM and WSOJ-FM in the Richmond, Virginia market, from FM 100, Inc., for approximately $12 million.

         On July 15, 1999, the Company completed the acquisition of WDYL-FM in the Richmond, Virginia market, from Hoffman Communications, Inc., for approximately $4.6 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      EXHIBITS

         (a) The following exhibits are filed as part of this registration statement.

         3.1      Certificate of Incorporation of Radio One, Inc. (as of  May 6,
                  1999) (incorporated by reference to Radio One's Amendment to its Registration Statement on Form S-1 filed on May 4, 1999 (File No. 333-74351; Film No. 99610524)).

         3.2      Amended and Restated By-laws of Radio One, Inc. (as of May  5,
                  1999).

         4.1 Indenture dated as of May 15, 1997, among Radio One, Inc., Radio One Licenses, Inc. and United States Trust Company of New York (incorporated by reference to Radio One's Annual Report filed on Form 10-K for the period ended December 31, 1997 (File No. 333-30795; Film No. 98581327)).

         4.2 First Supplemental Indenture dated as of June 30, 1998, to Indenture dated as of May 15, 1997, by and among Radio One, Inc., as Issuer and United States Trust Company of New York, as Trustee, by and among Radio One, Inc., Bell Broadcasting Company, Radio One of Detroit, Inc., and United States Trust Company of New York, as Trustee (incorporated by reference to Radio One's Current Report on Form 8-K filed July 13, 1998 (File No. 333-30795; Film No. 98665139)).

         4.3 Second Supplemental Indenture dated as of December 23, 1998, to Indenture dated as of May 15, 1997, by and among Radio One, Inc., as Issuer and United States Trust Company of New York, as Trustee, by and among Radio One, Inc., Allur-Detroit, Allur Licenses, Inc., and United States Trust Company of New York, as Trustee (incorporated by reference to Radio One's Current Report on Form 8-K filed January 12, 1999 (File No. 333-30795; Film No. 99504706)).

         4.8 Standstill Agreement dated as of June 30, 1998, among Radio One, Inc., the subsidiaries of Radio One, Inc., United States Trust Company of New York and the other parties thereto (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 333-30795; Film No. 98688998)).

         4.9      Stockholders   Agreement  dated  as  of  March 2,  1999, among
                  Catherine L. Hughes and Alfred C. Liggins, III.

         10.1(a) Amendment to Office Lease dated January 22, 1999, between National Life Insurance Company and Radio One, Inc. for premises located at 5900 Princess Garden Parkway, Lanham, Maryland.

         10.7(a) Second Amendment to the Warrantholders' Agreement dated as of May 3, 1999, among Radio One, Inc., Radio One Licenses, Inc. and the other parties thereto.

         10.45(a) Asset Purchase  Agreement dated as of May 6, 1999, relating to the acquisition of WCDX-FM, licensed to Mechanicsville, Virginia, WPLZ-FM, licensed to Petersburg, Virginia, WJRV-FM licensed to Richmond, Virginia, and WGCV-AM licensed to Petersburg, Virginia.

         10.45(b) Time  Brokerage  agreement dated May 6, 1999, among Radio One,
                  Inc. and Sinclair Telecable, Inc., Commonwealth Broadcasting, L.L.C and Radio One, Inc.

         10.52    Asset Purchase Agreement dated as of May 24, 1999, relating to
                  the   acquisition    of   WCAV-FM,   licensed   to   Brockton,
                  Massachusetts.

         10.53 Time Brokerage agreement dated May 24, 1999, among Radio One, Inc. and Radio Station WCAV-FM, Brockton, Massachusetts.

         10.54 Agreement and Plan of Warrant Recapitalization dated as of February 25, 1999, among Radio One, Inc., Radio One Licenses, Inc. and the other parties thereto.

         27      Financial data schedule (Edgar version only)

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           RADIO ONE, INC.
                           /s/ Scott R. Royster
                           ------------------------------------------------
August 12, 1999            Scott R.  Royster
                           Executive Vice President and Chief Financial Officer
                           (Principal Accounting Officer)