Form 10-Q
period 1999-09-30
RADIO ONE INC
filed 1999-11-15
CIK 1041657

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1999
                         Commission File No. 000-25969


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

                         Yes   X        No ___
                              ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


             Class                          Outstanding at September 30, 1999
             -----                          ---------------------------------
    Class A Common Stock, $.01 Par Value                12,034,397
    Class B Common Stock, $.01 Par Value                 2,873,083
    Class C Common Stock, $.01 Par Value                 3,195,063
-------------------------------------------------------------------------------


                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                                   Form 10-Q
                    For the Quarter Ended September 30, 1999




                               TABLE OF CONTENTS
                               -----------------

                                                                                                Page
                                                                                                ----

PART I    FINANCIAL INFORMATION


Item 1    Consolidated Financial Statements                                                      3

          Consolidated Balance Sheets as of                                                      4
            December 31, 1998 and September 30, 1999 (Unaudited)

          Consolidated Statements of Operations for the                                          5
            Three months and nine months ended September 30, 1998 and 1999 (Unaudited)

          Consolidated Statements of Cash Flows for the                                          6
            Nine months ended September 30, 1998 and 1999 (Unaudited)

          Consolidated Statement of Changes in Stockholders' Equity for the                      7
            nine months ended September 30, 1999 (Unaudited)

          Notes to Consolidated Financial Statements                                             8


Item 2    Management's Discussion and Analysis of Financial                                      11
            Condition and Results of Operations


PART II   OTHER INFORMATION

Item 1    Legal Proceedings                                                                      16

Item 2    Changes in Securities                                                                  16

Item 3    Defaults upon Senior Securities                                                        16

Item 4    Submission of Matters to a Vote of Security Holders                                    16

Item 5    Other Information                                                                      16

Item 6    Exhibits and Reports on Form 8-K                                                       17

Signature                                                                                        19

                         PART I. FINANCIAL INFORMATION



Item 1.   Financial Statements

(See pages 4-10 -- This page intentionally left blank.)

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                AS OF DECEMBER 31, 1998, AND SEPTEMBER 30, 1999
                -----------------------------------------------

                                    ASSETS
                                    ------

                                                                                December 31,         September 30,
                                                                                    1998                 1999
                                                                             -------------------  -------------------
                                                                                                     (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                                    $  4,455,000         $  4,428,000
 Trade accounts receivable, net of allowance for doubtful
   accounts of $1,243,000 and $2,320,000, respectively                          12,026,000           19,689,000
 Prepaid expenses, deferred income taxes and other current assets                1,160,000            1,604,000
                                                                              ------------         ------------
     Total current assets                                                       17,641,000           25,721,000
PROPERTY AND EQUIPMENT, net                                                      6,717,000           15,536,000
INTANGIBLE ASSETS, net                                                         127,639,000          212,363,000
OTHER ASSETS                                                                     1,859,000            4,206,000
                                                                              ------------         ------------
     Total assets                                                             $153,856,000         $257,826,000
                                                                              ============         ============
                                          LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY
                                          ----------------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                             $  1,190,000         $  2,148,000
 Accrued expenses                                                                3,851,000            8,296,000
                                                                              ------------         ------------
     Total current liabilities                                                   5,041,000           10,444,000
DEFERRED INCOME TAX LIABILITY                                                   15,251,000           14,943,000
LONG-TERM DEBT AND DEFERRED INTEREST:
 Senior subordinated notes (net of $7,020,000 and $4,012,000
   unamortized discount, respectively)                                          78,458,000           81,466,000
 Line of credit                                                                 49,350,000           26,000,000
 Note payable and deferred interest                                              3,841,000                    -
 Other long-term debt                                                               90,000              119,000
                                                                              ------------         ------------
     Total liabilities                                                         152,031,000          132,972,000
                                                                              ------------         ------------
COMMITMENTS AND CONTINGENCIES
SENIOR CUMULATIVE REDEEMABLE PREFERRED STOCK:
 Series A, $.01 par value, 140,000 shares authorized, 84,843 and
   no shares issued and outstanding                                             10,816,000                    -
 Series B, $.01 par value, 150,000 shares authorized, 124,467 and
   no shares issued and outstanding                                             15,868,000                    -
STOCKHOLDERS' (DEFICIT) EQUITY:
 Common stock - Class A, $.001 par value, 30,000,000 shares
   authorized, no and 12,034,000 shares issued and
   outstanding, respectively                                                             -               12,000
 Common stock - Class B, $.001 par value, 30,000,000 shares
   authorized, 1,572,000 and 2,873,000 shares issued and
   outstanding                                                                       2,000                3,000
 Common stock - Class C, $.001 par value, 30,000,000 shares
   authorized, 3,146,000 shares and 3,195,000 shares issued
   and outstanding, respectively                                                     3,000                3,000
 Additional paid-in capital                                                              -          152,933,000
 Accumulated deficit                                                           (24,864,000)         (28,097,000)
                                                                              ------------         ------------
     Total stockholders' (deficit) equity                                      (24,859,000)         124,854,000
                                                                              ------------         ------------
     Total liabilities and stockholders' (deficit) equity                     $153,856,000         $257,826,000
                                                                              ============         ============

  The accompanying notes are an integral part of these consolidated condensed balance sheets.

                      RADIO ONE, INC. AND SUBSIDIARIES
                      --------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

     FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
     ----------------------------------------------------------------------
                                  (Unaudited)

                                                           Three Months Ended                       Nine Months Ended
                                                 --------------------------------------               September 30,
                                                             September 30,
                                                  -----------------------------------     ------------------------------------
                                                        1998                1999                1998                 1999
                                                 -------------------  -----------------  -------------------  ------------------
REVENUE:
 Broadcast revenue including barter
   revenue of $200,000, $410,000,
   $494,000 and $982,000, respectively            $  15,729,000         $27,589,000         $38,057,000         $65,062,000
   Less:  Agency commissions                          1,953,000           3,468,000           4,753,000           8,087,000
                                                  -------------         -----------         -----------         -----------
     Net broadcast revenue                           13,776,000          24,121,000          33,304,000          56,975,000
                                                  -------------         -----------         -----------         -----------

OPERATING EXPENSES:
 Program and technical                                2,324,000           3,864,000           5,827,000           9,741,000
 Selling, general and administrative                  4,716,000           8,264,000          11,723,000          21,470,000
 Corporate expenses                                     732,000           1,148,000           2,051,000           3,076,000
 Stock based compensation                                     -                   -                   -             225,000
 Depreciation and amortization                        2,410,000           4,734,000           6,042,000          12,209,000
                                                  -------------         -----------         -----------         -----------
     Total operating expenses                        10,182,000          18,010,000          25,643,000          46,721,000
                                                  -------------         -----------         -----------         -----------
     Broadcast operating income                       3,594,000           6,111,000           7,661,000          10,254,000
INTEREST EXPENSE, including
 amortization of deferred financing costs
 and LMA fees                                         3,071,000           3,990,000           7,996,000          11,479,000
OTHER INCOME, net                                       (19,000)             58,000             267,000             199,000
                                                  -------------         -----------         -----------         -----------
     Income (loss) before provision
      for income taxes                                  504,000           2,179,000             (68,000)         (1,026,000)

PROVISION FOR INCOME TAXES                                    -             255,000                   -             731,000
                                                  -------------         -----------         -----------         -----------
     Net income (loss)                            $     504,000         $ 1,924,000         $   (68,000)        $(1,757,000)
                                                  =============         ===========         ===========         ===========
Net income (loss) applicable to common
 stockholders                                     $    (450,000)        $ 1,924,000         $(2,794,000)        $(3,233,000)
                                                  ==============        ===========         ===========         ===========
INCOME (LOSS) PER COMMON SHARE
 APPLICABLE TO COMMON
 SHAREHOLDERS:
   Basic                                          $       (0.05)        $      0.11         $     (0.30)        $     (0.22)
                                                  =============         ===========         ===========         ===========
   Diluted                                        $       (0.05)        $      0.11         $     (0.30)        $     (0.22)
                                                  =============         ===========         ===========         ===========
WEIGHTED AVERAGE SHARES
 OUTSTANDING:
   Basic                                              9,393,000          18,103,000           9,393,000          14,547,000
                                                  =============         ===========         ===========         ===========
   Diluted                                            9,393,000          18,195,000           9,393,000          14,547,000
                                                  =============         ===========         ===========         ===========

 The accompanying notes are an integral part of these consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1999
             -----------------------------------------------------
                                  (Unaudited)


                                                                                      Nine months Ended
                                                                          -----------------------------------------
                                                                                        September 30,
                                                                          ----------------------------------------
                                                                                  1998                 1999
                                                                          --------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                                  $    (68,000)        $ (1,757,000)
 Adjustments to reconcile net loss to net cash from
   operating activities:
   Depreciation and amortization                                              6,042,000           12,209,000
   Amortization of deferred financing costs, unamortized
     discount and deferred interest                                           2,733,000            3,368,000
   Noncash compensation to officer                                                    -              225,000
   Effect of change in operating assets and liabilities-
     Trade accounts receivable                                               (2,276,000)          (5,275,000)
     Prepaid expenses and other                                                  12,000             (171,000)
     Other assets                                                              (461,000)            (118,000)
     Accounts payable                                                           311,000              854,000
     Accrued expenses                                                         2,758,000            3,333,000
                                                                           ------------         ------------
       Net cash flows from operating activities                               9,051,000           12,668,000
                                                                           ------------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                          (1,357,000)          (2,580,000)
 Deposits and payments for acquisitions, net of cash received               (32,529,000)         (55,325,000)
 Purchase of investments                                                              -           (1,125,000)
                                                                           ------------         ------------
       Net cash flows from investing activities                             (33,886,000)         (59,030,000)
                                                                           ------------         ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from debt issuances                                                25,350,000           26,000,000
 Repayment of debt                                                             (459,000)         (69,483,000)
 Repayment of Senior Cumulative Redeemable Preferred Stock                            -          (28,160,000)
 Proceeds from issuance of common stock, net of issuance costs                        -          118,527,000
 Deferred financing costs                                                      (693,000)            (549,000)
                                                                           ------------         ------------
       Net cash flows from financing activities                              24,198,000           46,335,000
                                                                           ------------         ------------
DECREASE IN CASH AND CASH EQUIVALENTS                                          (637,000)             (27,000)
CASH AND CASH EQUIVALENTS, beginning of period                                8,500,000            4,455,000
                                                                           ------------         ------------
CASH AND CASH EQUIVALENTS, end of period                                   $  7,863,000         $  4,428,000
                                                                           ============         ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for-

   Interest                                                                $  3,495,000         $  6,340,000
                                                                           ============         ============
   Income taxes                                                            $          -         $    374,000
                                                                          =============         ============


 The accompanying notes are an integral part of these consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
           ---------------------------------------------------------

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                  --------------------------------------------
                                  (Unaudited)



                                                  Common   Common   Common     Additional                        Total
                                                  Stock     Stock    Stock      Paid-In       Accumulated    Stockholders'
                                                 Class A   Class B  Class C     Capital         Deficit          Equity
                                                 --------  -------  -------  --------------  --------------  --------------
BALANCE, as of December 31, 1998                 $      -   $2,000   $3,000   $          -    $(24,864,000)   $(24,859,000)
 Net loss                                               -        -        -              -      (1,757,000)     (1,757,000)
 Preferred stock dividends earned                       -        -        -              -      (1,476,000)     (1,476,000)
 Issuance of stock for acquisition                  2,000    1,000        -     34,191,000               -      34,194,000
 Stock issued to an employee                            -        -        -        225,000               -         225,000
 Conversion of warrants                             5,000        -        -         (5,000)              -               -
 Issuance of common stock                           5,000        -        -    118,522,000               -     118,527,000
                                                  -------   ------  -------   ------------    ------------    ------------
BALANCE, as of September 30, 1999                 $12,000   $3,000   $3,000   $152,933,000    $(28,097,000)   $124,854,000
                                                  =======   ======  =======   ============    ============    ============


  The accompanying notes are an integral part of this consolidated statement.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                               SEPTEMBER 30, 1999
                               ------------------


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    -------------------------------------------

Organization and Business
-------------------------

Radio One, Inc. (a Delaware corporation referred to as Radio One) and its subsidiaries, Radio One Licenses, Inc., WYCB Acquisition Corporation (Delaware corporations), Broadcast Holdings, Inc. (a Washington, D.C., corporation), Bell Broadcasting Company (a Michigan corporation), Radio One of Detroit, Inc., Allur-Detroit, Inc., Allur Licenses, Inc. (Delaware corporations), Radio One of Atlanta, Inc. and its wholly owned subsidiaries, ROA Licenses, Inc., and Dogwood Communications, Inc. (Delaware corporations), and its wholly owned subsidiary, Dogwood Licenses, Inc. (a Delaware corporation) (collectively referred to as the Company) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and operates radio stations in the Washington, D.C.; Baltimore, Maryland; Philadelphia, Pennsylvania; Detroit, Michigan; Kingsley, Michigan; Atlanta, Georgia; Cleveland, Ohio; and Richmond, Virginia markets. The Company owns radio stations in the St. Louis, Missouri and Boston, Massachusetts markets. The Company's operating results are significantly affected by its market share in the markets that it has stations. The Company also operates radio stations in Richmond, Virginia, through a time brokerage agreement (TBA).

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

2.  INITIAL PUBLIC OFFERING:
    ------------------------

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

3.  EARNINGS PER SHARE:
    -------------------

The Company had certain senior cumulative redeemable preferred stock outstanding, which paid dividends at 15% per annum. The Company accreted the dividends on this preferred stock, which were payable when the preferred stock was redeemed. In May 1999, the Company redeemed the outstanding preferred stock with proceeds from the IPO. The earnings available for common stockholders for the three and nine months ended September 30, 1998 and 1999, is the net income
(loss) for each of the periods, less the accreted dividends of $954,000 for the three months ended September 30, 1998, and $2,726,000 and $1,476,000 for the nine months ended September 30, 1998 and 1999, respectively, on the preferred stock. There were no accreted dividends during the three months ended September 30, 1999.

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

Earnings per share are based on the weighted average number of common and diluted common equivalent shares for stock options and warrants outstanding during the period the calculation is made, divided into the earnings available for common stockholders. Diluted common equivalent shares consist of shares issuable upon the exercise of stock options and warrants, using the treasury stock method. The basic weighted average number of shares outstanding for the three and nine months ended September 30, 1998 is 9,393,000, and for the three and nine months ended September 30, 1999, is 18,103,000 and 14,547,000, respectively. The diluted weighted average number of common and common equivalent shares for the three and nine months ended September 30, 1998, is 9,393,000, and for the three and nine months ended September 30, 1999, is 18,195,000 and 14,547,000, respectively. The warrants exercised concurrent with the closing of the IPO and the stock issued to an employee in January 1999 have both been reflected in the calculation of earnings per share as if the stock issued was outstanding for all periods presented. As of

September 30, 1999, there were approximately 207,000 stock options outstanding from options granted in May 1999; however, the common stock equivalents of these options are not included in the diluted earnings per share for the nine months ended September 30, 1999, as the stock options are antidilutive for the period.

4.  ACQUISITIONS:
    -------------

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

On July 1, 1999, the Company completed the acquisition of WKJS-FM and WARV-FM (formerly WSOJ-FM) in Richmond, Virginia, for approximately $12 million.

On July 15, 1999, the Company completed the acquisition of WDYL-FM in Richmond, Virginia, for approximately $4.6 million.

5.  STOCK OPTION PLAN AND GRANTS:
    -----------------------------

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

6.  SUBSEQUENT EVENTS:
    ------------------

On October 1, 1999, the Company completed the acquisition of the assets of WBOT-FM (formerly WCAV-FM), located in the Boston, Massachusetts, metropolitan area for approximately $10 million.

Subsequent to September 30, 1999, the Company completed an offering of its Class A common stock in which the Company sold 5,170,000 shares at a gross offering price of $59.25 per share.

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

RESULTS OF OPERATIONS
---------------------

 Comparison of periods ended September 30, 1998 to the periods ended
                              September  30, 1999
    (all periods are unaudited - all numbers in 000s except per share data).

                                         Three months               Three months               Nine months            Nine months
                                            ended                      ended                      ended                  ended
                                        September 30,              September 30,              September 30,          September 30,
                                             1998                       1999                       1998                   1999
                                      ----------------          -----------------          -----------------      -----------------
STATEMENT OF OPERATIONS DATA:
REVENUE:
 Broadcast revenue                     $  15,729                 $    27,589                  $  38,057              $  65,062
 Less: Agency commissions                  1,953                       3,468                      4,753                  8,087
                                       -----------               ------------                 -----------            -----------
 Net broadcast revenue                    13,776                      24,121                     33,304                 56,975
                                       -----------               ------------                 -----------            -----------

OPERATING EXPENSES:
 Programming and technical                 2,324                       3,864                      5,827                  9,741
 Selling, G&A                              4,716                       8,264                     11,723                 21,470
 Corporate expenses                          732                       1,148                      2,051                  3,076
 Stock-based compensation                      -                           -                          -                    225
 Depreciation & amortization               2,410                       4,734                      6,042                 12,209
                                        ----------               -------------                -----------            -----------
 Total operating expenses                 10,182                      18,010                     25,643                 46,721
                                        ----------               -------------                -----------            -----------

 Operating income                          3,594                       6,111                      7,661                 10,254

INTEREST EXPENSE                           3,071                       3,990                      7,996                 11,479
OTHER INCOME (expense), net                  (19)                         58                        267                    199
                                        ----------               -------------                -----------            -----------

 Income (loss) before
 provision for income taxes                  504                       2,179                        (68)                (1,026)
                                         ----------               -------------                -----------           -----------

PROVISION FOR INCOME TAXES                     -                         255                          -                    731
                                         -----------              -------------                -----------           -----------
 Net income (loss)                       $   504                  $    1,924                   $    (68)             $  (1,757)
                                         ===========              =============                ===========           ===========

OTHER DATA:
Broadcast cash flow (a)                  $ 6,736                  $   11,993                   $ 15,754              $  25,764
Broadcast cash flow margin                 48.9%                       49.7%                      47.3%                  45.2%
EBITDA (b)                               $ 6,004                     $10,845                    $13,703                $22,688
EBITDA margin (b)                          43.6%                       45.0%                      41.1%                  39.8%
After-tax cash flow (c)                  $ 2,914                     $ 6,713                    $ 5,974                $10,452

Weighted average shares outstanding
 - basic (d)                               9,393                      18,103                      9,393                 14,547

Weighted average shares outstanding
 - diluted (d)                             9,393                      18,195                      9,393                 14,547


  Net broadcast revenue increased to approximately $24.1 million for the quarter ended September 30, 1999 from approximately $13.8 million for the quarter ended September 30, 1998 or 74.6%. Net broadcast revenue increased to approximately $57.0 million for the nine months ended September 30, 1999 from approximately $33.3 million for the nine months ended September 30, 1998 or 71.2%. This increase in net broadcast revenue was the result of continuing broadcast revenue growth in the Company's Washington, Baltimore and Philadelphia markets as the Company benefited from historical ratings increases at certain of its radio stations, improved power ratios at these stations as well as industry growth in each of these markets. Additional revenue gains were derived from the Company's recent acquisitions in Detroit and Cleveland and from the radio stations being operated under a time brokerage agreement in Richmond, as well as the March, 1999 acquisition of the Company's former affiliate, Radio One of Atlanta, Inc.

  Operating expenses excluding depreciation, amortization and stock-based compensation increased to approximately $13.3 million for the quarter ended September 30, 1999 from approximately $7.8 million for the quarter ended September 30, 1998 or 70.5%. Operating expenses excluding depreciation, amortization and stock-based compensation increased to approximately $34.3 million for the nine months ended September 30, 1999 from approximately $19.6 million for the nine months ended September 30, 1998 or 75.0%. These increases in expenses were related to the Company's rapid expansion within all of the markets in which it operates including higher costs in Washington associated with improved programming on its morning shows as well as start-up and expansion expenses in its newer markets of Detroit, Cleveland and Richmond, in particular, as well as higher costs associated with operating as a public company.

  Broadcast operating income increased to approximately $6.1 million for the quarter ended September 30, 1999 from approximately $3.6 million for the quarter ended September 30, 1998 or 69.4%. Broadcast operating income increased to approximately $10.3 million for the nine months ended September 30, 1999 from approximately $7.7 million for the nine months ended September 30, 1998 or 33.8%. Those increases for the quarter and for the nine month period were attributable to higher depreciation and amortization expenses associated with the Company's several acquisitions made within the last year offset by proportionately higher revenue as described above.

  Interest expense increased to approximately $4.0 million for the quarter ended September 30, 1999 from approximately $3.1 million for the quarter ended September 30, 1998 or 29.0%. Interest expense increased to approximately $11.5 million for the nine months ended September 30, 1999 from approximately $8.0 million for the nine months ended September 30, 1998 or 43.8%. These increases relate primarily to interest incurred on borrowings under the Company's bank credit facility, particularly prior to the Company's May 5, 1999 Initial Public Offering, to help fund the several acquisitions made by the Company within the past year.

  Other income (expense) increased to $58,000 for the quarter ended September 30, 1999 from a loss of $19,000 for the quarter ended September 30, 1998. Other income decreased to $199,000 for the nine months ended September 30, 1999 from $267,000 for the nine months ended September 30, 1998 or 25.5%. This increase for the quarter was due to somewhat higher interest income for the third quarter of 1998 offset by an investment loss while the decrease for the nine month period was primarily attributable to lower interest due to lower average cash balances as the Company partially used its free cash balances to help fund acquisitions made during the quarter as well as to help reduce its outstanding senior debt, which stood at $26.0 million as of September 30, 1999 as compared to approximately $29.2 million as of September 30, 1998.

  Income before provision for income taxes increased to approximately $2.2 million for the quarter ended September 30, 1999 from approximately $0.5 million for the quarter ended September 30, 1998 or 340.0%. Loss before provision for income taxes increased to approximately $1.0 million for the nine months ended September 30, 1999 from approximately $0.1 million for the nine months ended September 30, 1998 or 900.0%. This increase in income for the quarter and increase in the loss for the nine month period were primarily due to higher operating income, interest and depreciation and amortization expenses as described above, partially offset by higher revenue.

  Net income increased to approximately $1.9 million for the quarter ended September 30, 1999 from approximately $0.5 million for the quarter ended September 30, 1998 or 280.0%. Net loss increased to approximately $1.8 million for the nine months ended September 30, 1999 from approximately $0.1 million for the nine months ended September 30, 1998 or 1,700%. This increase in income for the quarter and increase in the loss for the nine month period was due to the factors described above as well as a tax provision for each of the second quarter and first nine month periods of 1999 associated with an estimate of the Company's effective tax rate for all of 1999. In 1998, the Company used its remaining NOL and did not incur a tax liability during the first nine months of 1998.

  Broadcast cash flow increased to approximately $12.0 million for the quarter ended September 30, 1999 from approximately $6.7 million for the quarter ended September 30, 1998 or 79.1%. Broadcast cash flow increased to approximately $25.8 million for the nine months ended September 30, 1999 from approximately $15.8 million for the nine months ended September 30, 1998 or 63.3%. These increases were attributable to the increases in broadcast revenue partially offset by higher operating expenses as described above.

  Earnings before interest, taxes, depreciation, and amortization (EBITDA), and excluding stock-based compensation expense, increased to approximately $10.8 million for the quarter ended September 30, 1999 from approximately $6.0 million for the quarter ended September 30, 1998 or 80.0%. Earnings before interest, taxes, depreciation, and amortization (EBITDA), and excluding stock-based compensation expense, increased to approximately $22.7 million for the nine months ended September 30, 1999 from approximately $13.7 million for the nine months ended September 30, 1998 or 65.7%. These increases were attributable to the increase in broadcast revenue partially offset by higher operating expenses and higher corporate expenses partially associated with the costs of operating as a public company.

  After-tax cash flow increased to approximately $6.7 million for the quarter ended September 30, 1999 from approximately $2.9 million for the quarter ended September 30, 1998 or 131.0%. After-tax cash flow increased to approximately $10.5 million for the nine months ended September 30, 1999 from approximately $6.0 million for the nine months ended September 30, 1998 or 75.0%. These increases were attributable to the increase in operating income partially offset by higher interest charges associated with the financings of various acquisitions as well as the provision for income taxes for 1999, as described above.

(a) "Broadcast cash flow" is defined as broadcast operating income plus corporate expenses (including stock-based compensation) and depreciation and amortization of both tangible and intangible assets.
(b) "EBITDA" is defined as earnings before interest, taxes, depreciation, amortization and stock-based compensation.
(c) "After-tax cash flow" is defined as income before income taxes and extraordinary items plus depreciation, amortization and stock-based compensation, less the current income tax provision.
(d) As of September 30, 1999 the Company had 18,103,000 shares of common stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

  The capital structure of the Company consists of the Company's outstanding long-term debt and stockholders' equity. The stockholders' equity consists of common stock, additional paid-in capital and accumulated deficit. The Company's balance of cash and cash equivalents was approximately $4.5 million as of December 31, 1998. The Company's balance of cash and cash equivalents was approximately $4.4 million as of September 30, 1999. This decrease resulted primarily from the repayment of debt and preferred stock and cash paid for various acquisitions during the year, partially offset by the Company's stronger cash flows from operating activities during the first nine months of 1999 as well as the Company's initial public offering on May 6, 1999 from which it raised approximately $119.0 million. At September 30, 1999 approximately $74.0 million remained available (based on various covenant restrictions) to be drawn down from the Company's bank credit facility which was increased to a $100.0 million facility in February 1999. In general, the Company's primary source of liquidity is cash provided by operations and, to the extent necessary, on undrawn commitments available under the Company's bank credit facility.

  Net cash flow from operating activities increased to approximately $12.7 million for the nine months ended September 30, 1999 from approximately $9.1 million for the nine months ended September 30, 1998 or 39.6%. This increase was primarily due to a higher net loss due to higher interest charges associated with higher average levels of debt outstanding, higher depreciation and amortization charges associated with the various acquisitions made by the Company in the past year and a higher provision for income taxes as compared to the first nine months of 1998. Non-cash expenses of depreciation and amortization increased to approximately $15.6 million for the nine months ended September 30, 1999 from approximately $8.8 million for the nine months ended September 30, 1998 or 77.3% due to various acquisitions made by the Company within the past year.

  Net cash flow used in investing activities increased to approximately $59.0 million for the nine months ended September 30, 1999 compared to approximately $33.9 million for the nine months ended September 30, 1998 or 74.0%. During the nine months ended September 30, 1999 the Company, through its Radio One of Atlanta, Inc. subsidiary (which it acquired on March 30, 1999) acquired the remaining stock in Dogwood Communications, Inc. which it did not already own, for approximately $3.6 million, acquired radio stations WENZ-FM and WERE-AM in Cleveland, Ohio for approximately $20 million, acquired radio station WFUN-FM in St. Louis, Missouri for approximately $13.6 million, acquired radio stations WDYL-FM, WKJS-FM and WARV-FM (formerly, WSOJ-FM) in Richmond, Virginia for approximately $16.6 million, and entered into a time brokerage agreement to operate radio stations also located in Richmond, Virginia. The Company made a $1.0 million investment in PNE Media, LLC and a combined cash/trade investment of $125,000 in an internet company. The Company also made escrow deposits on anticipated acquisitions of additional radio stations in Richmond, Virginia and Boston, Massachusetts. Also during the nine months ended September 30, 1999 the Company made purchases of capital equipment totaling approximately $2.6 million.

  Net cash flow from financing activities was approximately $46.3 million for the nine months ended September 30, 1999. During the nine months ended September 30, 1999, the Company completed its initial public offering of common stock and raised net proceeds of approximately $119.0 million which was used to partially repay outstanding balances on its bank credit facility and to repay all of the Company's outstanding Senior Cumulative Redeemable Preferred Stock. Additionally, the Company increased the size of its bank credit facility to $100.0 million. During the nine months ended September 30, 1999, the Company partially used this bank credit facility to acquire its former affiliate, Radio One of Atlanta, Inc. which, in turn, acquired the remaining stock of Dogwood Communications, Inc. that it did not already own. The Company also acquired radio stations located in Cleveland, Ohio, St. Louis, Missouri and Richmond, Virginia. Net cash flow from financing activities was approximately $24.2 million for the nine months ended September 30, 1998. During the nine months ended September 30, 1998, the Company used its bank facility to acquire Bell Broadcasting Company, an owner and operator of radio stations in Detroit and Kingsley, Michigan, for approximately $34 million.

  As a result of the aforementioned, cash and cash equivalents decreased by $27,000 during the nine months ended September 30, 1999 compared to an approximate $637,000 decrease during the nine months ended September 30, 1998.

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

   Phase II Compliance Identification. This phase involves Radio One identifying and beginning to replace critical systems that cannot be updated or certified as compliant. We commenced this phase in the first quarter of 1999 and completed the substantial majority of this phase before the end of the second quarter of 1999. To date, we have verified that our broadcast systems, accounting, payroll, and local wide area network hardware, and software systems are substantially compliant. In addition, we have determined that most of our personal computers and PC applications are compliant. We are currently reviewing our security systems and other miscellaneous systems.

   Phase III  Test, Fix, and Verify. This phase involves testing all systems that are date dependent and upgrading all non-compliant systems. We expect to complete this phase during the fourth quarter of 1999.

   Phase IV Final Testing, New Item Compliance. This phase involves a review of failed systems for compliance and re-testing as necessary. We expect to complete this phase by the end of the fourth quarter of 1999.

   To date, we have no knowledge that any of our major systems are not Year 2000 ready or will not be Year 2000 ready by the end of the fourth quarter of 1999. We have not incurred significant expenditures and believe we will achieve substantial Year 2000 readiness without the need to acquire significant new hardware, software or systems. As part of our expansion over the past two years, we have undertaken significant build-outs, upgrades and expansions to our radio station studios, business offices and technology infrastructure. These enhancement efforts are continuing in all of the markets in which we have recently acquired radio stations and will expand into the new markets in which we will be acquiring radio stations. We believe that most, if not all, of the new equipment installed in conjunction with these recent build-outs is Year 2000 compliant. Based upon our experience to date, we estimate the remaining costs to achieve Year 2000 readiness will be approximately $100,000, independent of the costs associated with the previously-mentioned expansions which are being undertaken in the normal course of our business development. All costs directly related to preparing for Year 2000 readiness will be expensed as incurred. We are not aware of any Year 2000 problems that would have a material effect on our operations. We are also not aware of any non-compliance by our suppliers that is likely to have material impact on our business. Nevertheless, we cannot assure you that our critical systems, or the critical systems of our suppliers, will be Year 2000 ready.

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

         On July 1, 1999, the Company completed the acquisition of WKJS-FM and WARV-FM (formerly WSOJ-FM) in Richmond, Virginia, for approximately $12 million.

         On July 15, 1999, the Company completed the acquisition of WDYL-FM in Richmond, Virginia, for approximately $4.6 million.

         On October 1, 1999, the Company completed the acquisition of the assets of WBOT-FM (formerly WCAV-FM), located in the Boston, Massachusetts, metropolitan area for approximately $10 million. The acquisition was financed by a combination of borrowings from the Company's line of credit and available cash.

         Subsequent to September 30, 1999, the Company completed an offering of its Class A common stock in which the Company sold 5,170,000 shares at a gross offering price of $59.25 per share.

Item 6.  Exhibits and Reports on Form 8-K

  EXHIBITS

     3.1   Certificate of Incorporation of Radio One, Inc. (as of May 6,
           1999)(incorporated by reference to Radio One's Amendment to its Registration Statement on Form S-1 filed on May 4, 1999 (File No. 333-74351; Film No. 99610524)).

     3.2 Amended and Restated By-laws of Radio One, Inc. (as of May 5, 1999) (incorporated by reference to Radio One's Amendment to its Registration Statement on Form S-1 filed on May 4, 1999 (File No. 333-74351; Film No. 99610524)).

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

     4.7 Standstill Agreement dated as of June 30, 1998 among Radio One, Inc., the subsidiaries of Radio One, Inc., United States Trust Company of New York and the other parties thereto (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File No. 333-30795; Film No. 98688998)).

     4.9 Stockholders Agreement dated as of March 2, 1999 among Catherine L. Hughes and Alfred C. Liggins, III. (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 000-25969; Film No. 99686684)).

     27    Financial data schedule (Edgar version only)

                                   SIGNATURE
                                   ---------



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                            RADIO ONE, INC.



                            /s/ Scott R. Royster
                            ----------------------------------------------
November 15, 1999           Scott R. Royster
                            Executive Vice President and Chief Financial Officer
                            (Principal Accounting Officer)