Form 10-K
period 1999-12-31
RADIO ONE INC
filed 2000-03-29
CIK 1041657

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999
                         Commission File No. 333-30795

                                      OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
             FOR THE TRANSITION PERIOD FROM          TO

                                RADIO ONE, INC.
            (Exact name of registrant as specified in its charter)

                                   Delaware
                        (State or other jurisdiction of
                        incorporation or organization)

                                  52-1166660
                     (I.R.S. Employer Identification No.)

                         5900 Princess Garden Parkway,
                                   8th Floor
                            Lanham, Maryland 20706
                   (Address of principal executive offices)

                                (301) 306-1111
              Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

             Title of each class                 Name of each exchange on which registered
------------------------------------------------------------------------------------------
    Class A Common Stock, $.001 par value        The Nasdaq Stock Market's National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The number of shares outstanding of each of the issuer's classes of common stock, as of March 8, 2000 is as follows:

                        Class                  Outstanding at March 8, 2000
                        -----                  ----------------------------
        Class A Common Stock, $.001 par value           22,272,622
        Class B Common Stock, $.001 par value            2,867,463
        Class C Common Stock, $.001 par value            3,132,458

The aggregate market value as of March 8, 2000 of voting and non-voting common equity held by non-affiliates of the registrant was $1,202,631,692.00.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        RADIO ONE, INC. AND SUBSIDIARIES

                                   Form 10-K
                  For the Fiscal Year Ended December 31, 1999

                               TABLE OF CONTENTS

                                                                       Page
                                                                       ----
 PART I
    Item 1.  Business...............................................     3
    Item 2.  Properties and Facilities..............................    26
    Item 3.  Legal Proceedings......................................    27
    Item 4.  Submission of Matters to a Vote of Security Holders....    27
 PART II
             Market for Registrant's Common Equity and Related
    Item 5.   Stockholder Matters...................................    28
    Item 6.  Selected Financial Data................................    28
    Item 7.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations...................    31
    Item 8.  Financial Statements and Supplementary Data............    38
             Report of Independent Public Accountants
             Consolidated Balance Sheets as of December 31, 1998 and
              1999
             Consolidated Statements of Operations for the years
              ended December 31, 1997, 1998 and 1999
             Consolidated Statements of Changes in Stockholders'
              Equity for the years ended December 31, 1997, 1998 and
              1999
             Consolidated Statements of Cash Flows for the years
              ended December 31, 1997, 1998 and 1999
             Notes to Consolidated Financial Statement
    Item 9.  Changes in and Disagreements with Accountants on
              Accounting and Financial Disclosure...................    38
 PART III
    Item 10. Directors and Executive Officers of the Registrant.....    39
    Item 11. Compensation of Directors and Officers.................    41
    Item 12. Security Ownership of Certain Beneficial Owners and
              Management............................................    43
    Item 13. Certain Relationship and Related Transactions..........    45
 PART IV
    Item 14. Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K                                                  47
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

  Radio One was founded in 1980 and is the largest radio broadcasting company in the United States primarily targeting African-Americans. After we complete our pending acquisitions we will own 48 radio stations, 47 of which are located in 18 of the 40 largest African-American markets in the United States. Our strategy is to expand within our existing markets and into new markets that have a significant African-American presence. We believe radio broadcasting primarily targeting African-Americans has significant growth potential. We also believe that we have a competitive advantage in the African-American market and the radio industry in general, due to our primary focus on urban formats, our skill in programming and marketing these formats, and our turnaround expertise. The radio station clusters that we owned or managed as of December 31, 1999, were ranked in the top three in their markets in combined audience and revenue share among radio stations primarily targeting African-Americans.

  Radio One is led by our Chairperson and co-founder, Catherine L. Hughes, and her son, Alfred C. Liggins, III, our Chief Executive Officer and President, who together have over 40 years of operating experience in radio broadcasting. Ms. Hughes, Mr. Liggins and our strong management team have successfully implemented a strategy of acquiring and turning around underperforming radio stations. We believe that we are well positioned to apply our proven operating strategy to our recently or soon to be acquired stations, and to other radio stations in existing and new markets as attractive acquisition opportunities arise.

  On May 6, 1999, we completed our initial public offering of approximately
5.4 million shares of our class A common stock. On November 11, 1999, we completed a follow-on public offering of approximately 5.2 million shares of our class A common stock and on March 8, 2000, we completed another follow-on public offering of 5.0 million shares of our class A common stock. From these three offerings we received net proceeds of approximately $747.0 million after deducting offerings costs. We have used a portion of these proceeds to repay amounts borrowed under our bank credit facility, redeem our preferred stock, repay a note payable and deferred interest, fund acquisitions and for other general corporate purposes. We plan to use the balance of the proceeds to fund acquisitions and for general corporate purposes.

  On March 11, 2000, we entered into agreements to acquire a total of 21 radio stations in three separate transactions: (i) we agreed to acquire from Clear Channel Communications, Inc. and AMFM, Inc. the assets of 12 radio stations located in seven markets in the United States for approximately $1.3 billion;
(ii) we agreed to acquire from Davis Broadcasting, Inc. six radio stations in Charlotte, North Carolina and Augusta, Georgia for approximately $24.0 million in cash and stock and (iii) we agreed to acquire from Shirk, Inc. and IBL, L.L.C. the assets of three radio stations located in Indianapolis, Indiana for approximately $40.0 million in cash and stock.

Station Portfolio

  We operate in some of the largest African-American markets. Additionally, we have acquired or agreed to acquire 35 radio stations since January 1, 1999. These acquisitions diversify our net broadcast revenue, broadcast cash flow and asset bases and will increase the number of top 40 African-American markets in which we currently operate from nine to 18. The table below outlines our station operations and information about the markets where we own stations (from the BIA 1999 Fourth Edition).

                           Radio One and Our Markets

                                        Radio One Data                                    Market Data
                         ----------------------------------------------- ---------------------------------------------
                         Number of    African-American    1999 Entire
                         Stations          Market           Market                               1997 MSA Population
                         ---------    ---------------- -----------------                        ----------------------
                                                         Fall   January-  Estimated  Ranking by
                                                       1999 12  December 1999 Annual  Size of
                                      Audience            +       1999      Radio     African-                African-
                                       Share   Revenue Audience Revenue    Revenue    American      Total     American
Market                    FM   AM       Rank    Rank    Share    Share   ($millions) Population (in millions)    %
------                   ---- ----    -------- ------- -------- -------- ----------- ---------- ------------- --------
Washington, D.C.........    2    2        1        1     10.9     10.1%    $289.7         3          4.3        26.5%
Detroit.................    2    2/1/     2        2      5.0      3.7      246.1         5          4.6        22.3
Philadelphia............    2   --        2        2      5.9      5.3      283.7         6          4.9        20.2
Atlanta.................    2   --        2        3      6.8      5.1      280.6         7          3.7        26.0
Baltimore...............    2    2        1        1     17.1     21.4      121.1        10          2.5        27.6
St. Louis                   1   --      n/a      n/a      n/a      n/a      123.7        14          2.6        17.7
Cleveland...............    1    1        2        2      4.1      3.0      106.6        17          2.1        19.2
Boston                      1   --      n/a      n/a      n/a      n/a      279.3        18          4.3         7.1
Richmond/2.........../..    6    1        1        1     26.2     21.5       50.1        19          0.9        30.1
                         ---- ----
Total...................   19    8
                         ==== ====

--------
/1/Includes WJZZ(AM) licensed to Kingsley, Michigan.
/2/Includes four stations that Radio One has agreed to acquire, three of which are operated pursuant to a time brokerage agreement.

The African-American Market Opportunity

  We believe that operating urban formatted radio stations primarily targeting African-Americans has significant growth potential for the following reasons:

  Rapid African-American Population Growth. From 1980 to 1995, the African-American population increased from approximately 26.7 million to 33.1 million, a 24.0% increase, compared to a 16.0% increase in the population as a whole. (Source: 1998 U.S. Cenus Bureau Current Population Report) Furthermore, the African-American population is expected to approach 40 million by 2010, a 20.8% increase from 1995, compared to an expected increase of 14.1% for the population as a whole. (Source: U.S. Census Bureau, Population Projection Program, Projection of the Resident Population Report, January 13, 2000)

  Higher African-American Income Growth. According to the U.S. Census Bureau, from 1980 to 1995, the rate of increase in median family household income in 1995 adjusted dollars for African-Americans was approximately 10.7% compared to 4.3% for the population as a whole. African-American buying power is estimated to reach $533 billion in 1999, up 73.0% from 1990 compared to a 57.0% increase for all Americans, and to account for 8.2% of total buying power in 1999, compared to 7.4% in 1990. (Source: "African-American Buying Power by Place of Residence: 1990-1999," Dr. Jeffrey M. Humphreys). In addition, the African-American consumer tends to have a different consumption profile than non-African-Americans. For example, 31% of African-Americans purchased a TV, VCR or stereo in the past year compared to 25% of average U.S. households. African-Americans' higher than average rate of consumption is a powerful reason for U.S. retailers to increase targeted advertising spending toward this consumer group. (Source:
  Pricewaterhouse Coopers, LLP 1998 Study)

  Growth in Advertising Targeting the African-American Market. We believe that large corporate advertisers are becoming more focused on reaching minority consumers in the United States. The African-American and Hispanic communities are viewed as an emerging growth market within the mature domestic market. A 1997 study estimated that major national advertisers spent $881 million on advertising targeting African-American consumers, up from $463 million in 1985. (Source: Target Market News (Chicago, IL-1997)). For example, Ford Motor Company reportedly planned to increase its spending targeting African-Americans and Hispanics by 20% in the 1998-99 model year. (Source: Ad Week Midwest September 28, 1998). We believe Ford is one example of many large corporations expanding their commitment to ethnic advertising.

  Growing Influence of African-American Culture. We believe that there is an ongoing "urbanization" of many facets of American society as evidenced by the influence of African-American culture in the areas of music (for example, hip-hop and rap music), film, fashion, sports and urban-oriented television shows and networks. We believe that companies as disparate as the News Corporation's Fox television network, the sporting goods manufacturer Nike, the fast food chain McDonald's, and prominent fashion designers have embraced this urbanization trend in their products as well as their advertising messages.

  Growing Popularity of Radio Formats Primarily Targeting African-
  Americans. We believe that urban programming has been expanded to target a more diverse urban listener base and has become more popular with listeners and advertisers over the past ten years. The number of urban radio stations has increased from 294 in 1990 to an estimated 371 in 1998, or 26%, and is expected to increase an additional 10% to 409 by 2002. In Fall 1997, urban formats were one of the top three formats in nine of the top ten radio markets nationwide and the top format in five of these markets. (Source:
  INTEREP, Research Division, 1998 Regional Differences in Media Usage
  Study).

  Concentrated Presence of African-Americans in Urban Markets. In 1997, approximately 61.8% of the African-American population was located in the top 40 African-American markets. (Source: BIA 1999, Fourth Edition). Relative to radio broadcasters targeting a broader audience, we believe we can cover the various segments of our target market with fewer programming formats and therefore fewer radio stations than the maximum of eight allowed by the FCC.

  Strong African-American Listenership and Loyalty. In 1996, African-Americans in the ten largest markets listened to radio broadcasts an average of 27.0 hours per week. (Source: INTEREP Research Division, 1998 Urban Radio Study). This compares to 22.0 hours per week for all Americans. (Source: Forbes, June 1, 1998). In addition, we believe that African-American radio listeners exhibit greater loyalty to radio stations that target the African-American community because those radio stations become a valuable source of entertainment and information responsive to the community's interests and lifestyles.

Acquisition Strategy

  Our acquisition strategy includes acquiring and turning around underperforming radio stations principally in the top 40 African-American markets. We will also make acquisitions in existing markets where expanded coverage is desirable and in new markets where we believe it is advantageous to establish a presence. In analyzing potential acquisition candidates, we generally consider:

  .  the price and terms of the purchase;

  . whether the radio station has a signal adequate to reach a large percentage of the African-American community in a market;

  . whether we can increase ratings and net broadcast revenue of the radio station;

  . whether we can reformat or improve the radio station's programming in order to serve profitably the African-American community;

  . whether the radio station affords us the opportunity to introduce complementary formats in a market where we already maintain a presence; and

  .  the number of competitive radio stations in the market.

  For strategic reasons, or as a result of a station cluster purchase, we may also acquire and operate stations with formats that target non-African-American segments of the population.

                        RECENT AND PENDING ACQUISITIONS

  We have acquired or agreed to acquire 35 radio stations since January 1, 1999. These acquisitions diversify our net broadcast revenue, broadcast cash flow and asset bases and increase the number of top 40 African-American markets in which we currently operate from nine to 18.

  The table below sets forth information regarding each of the recently completed or pending acquisitions as of March 11, 2000.

                                                         Approximate
                                                          Purchase
                                                            Price
                                      No. of   Call          (in         Date
                                     Stations Letters     millions)    Completed
                                     -------- -------    -----------   ---------
Completed Transactions
  Atlanta (ROA and Dogwood).........     2    WHTA-FM             (1)     3/99
                                              WAMJ-FM
  Cleveland.........................     2    WENZ-FM     $   20.0        4/99
                                              WERE-AM
  St. Louis.........................     1    WFUN-FM         13.6        6/99
  Richmond I........................     1    WDYL-FM          4.6        7/99
  Richmond II.......................     2    WKJS-FM         12.0        7/99
                                              WARV-FM
  Boston............................     1    WBOT-FM         10.0       10/99
  Philadelphia......................     1    WPLY-FM         80.0        2/00
                                       ---                --------
  Subtotal..........................    10                   140.2(2)
                                       ===                --------
Pending Transactions
  Richmond III......................     4    WJRV-FM         34.0          --
                                              WCDX-FM
                                              WPLZ-FM
                                              WGCV-AM
  Los Angeles (3)...................     1    KKBT-FM      1,302.5          --
  Houston (3).......................     2    KMJQ-FM
                                              KBXX-FM
  Dallas (3)........................     1    KBFB-FM
  Cleveland (3).....................     2    WZAK-FM
                                              WJMO-AM
  Miami (3).........................     1    WVCG-AM
  Raleigh...........................     4    WQOK-FM
                                              WFXK-FM
                                              WNNL-FM
                                              WFXC-FM
  Greenville (3)....................     1    WJMZ-FM
  Charlotte (4).....................     1    WCCJ-FM         24.0
  Augusta (4).......................     5    WAKB-FM                       --
                                              WAEG-FM
                                              WAEJ-FM
                                              WFXA-FM
                                              WTHB-AM
  Indianapolis (5)..................     4    WHHH-FM         40.0          --
                                              WBKS-FM
                                              WYJZ-FM
                                                W53AV(6)
                                       ---                --------
  Subtotal..........................    25                 1,400.5
                                       ---                --------
  Total.............................    35                $1,540.7(2)
                                       ===                ========

--------
(1) Radio One issued approximately 3.3 million shares of its common stock and assumed approximately $16.3 million of debt in this transaction.
(2) Excludes ROA and Dogwood.

(3) Stations being acquired from Clear Channel Communications, Inc./AMFM, Inc.
(4) Stations being acquired from Davis Broadcasting, Inc.
(5) Stations being acquired from Shirk, Inc. and IBL, LLC.
(6) Low powered Indianapolis television station not included in station total.

 Completed Acquisitions

  Atlanta--Radio One of Atlanta and Dogwood Communications Acquisition

  On March 30, 1999, Radio One acquired ROA, an affiliate of Radio One, for approximately 3.3 million shares of Radio One common stock. Radio One also assumed and retired approximately $16.3 million of indebtedness of ROA and Dogwood. At the time, ROA owned approximately 33% of Dogwood. On March 30, 1999, ROA acquired the remaining approximate 67% of Dogwood for $3.6 million. Founded in 1995, ROA owns and operates WHTA-FM licensed to Fayetteville, Georgia. Dogwood owns WAMJ-FM, licensed to Roswell, Georgia, which, prior to ROA's acquisition of 100% of Dogwood, ROA operated under a local marketing agreement ("LMA"). Upon the completion of these acquisitions, ROA became a wholly owned subsidiary of Radio One, and Dogwood became a wholly owned subsidiary of ROA. See "Certain Relationships and Related Transactions."

  Cleveland--WENZ-FM and WERE-AM Acquisition

  On April 30, 1999, Radio One acquired WENZ-FM and WERE-AM, both of which are licensed to Cleveland, Ohio, for approximately $20.0 million in cash.

  St. Louis--WFUN-FM Acquisition

  On June 4, 1999, Radio One acquired the assets of WFUN-FM, licensed to Bethalto, Illinois, for approximately $13.6 million in cash. We are in the process of moving WFUN-FM to a broadcast tower site closer to downtown St. Louis and upgrading its signal from 6 kW to 25 kW, and we expect to reformat the station.

  Richmond I and II--WDYL-FM Acquisition and WKJS-FM and WARV-FM Acquisition

  On July 1, 1999, Radio One acquired WKJS-FM, licensed to Crewe, Virginia, and WARV-FM, licensed to Petersburg, Virginia, for approximately $12.0 million in cash, subject to purchase price adjustments.

  On July 15, 1999, Radio One acquired WDYL-FM, licensed to Chester, Virginia, for approximately $4.6 million in cash.

  Boston--WBOT-FM Acquisition

  On October 1, 1999, Radio One acquired the assets of WBOT-FM, licensed to Brockton, Massachusetts, for approximately $10.0 million in cash. WBOT-FM began broadcasting a Young Urban Contemporary format on December 1, 1999.

  Philadelphia--WPLY-FM Acquisition

  On February 28, 2000 Radio One acquired the assets of WPLY-FM, licensed to Media, Pennsylvania for approximately $80.0 million in cash. We expect to continue operating WPLY-FM in an Alternative Rock format.

 Pending Acquisitions

  Richmond III--WJRV-FM, WCDX-FM, WPLZ-FM and WGCV-AM Acquisition

  Pursuant to an asset purchase agreement dated May 6, 1999, Radio One has agreed to acquire WCDX-FM, licensed to Mechanicsville, Virginia; WPLZ-FM, licensed to Petersburg, Virginia; WJRV-FM, licensed to Richmond, Virginia; and WGCV-AM, licensed to Petersburg, Virginia, for approximately $34.0 million in cash. We have been operating WCDX-FM, WPLZ-FM and WJRV-FM under a time brokerage agreement since June 1, 1999, and we expect to complete the acquisition by the end of 2000.

  Clear Channel Communications, Inc./AMFM, Inc. Acquisition

  On March 11, 2000 we entered into an Asset Purchase Agreement with Clear Channel Communications, Inc. and AMFM, Inc. to acquire the assets of 12 radio stations located in seven markets in the United States for approximately $1.3 billion. The radio stations being acquired from Clear Channel and AMFM are as follows: KKBT-FM (Los Angeles), KMJQ-FM and KBXX-FM (Houston), KBFB-FM (Dallas), WZAK-FM and WJMO-AM (Cleveland), WVCG-AM (Miami), WQOK-FM, WFXK-FM, WFXC-FM and WNNL-FM (Raleigh) and WJMZ-FM (Greenville, South Carolina).

  Davis Broadcasting, Inc. Acquisition

  On March 11, 2000 we entered into a Merger Agreement with Davis
Broadcasting, Inc. to acquire radio stations in Charlotte, North Carolina, and Augusta, Georgia for approximately $24.0 million in cash and stock. The radio stations being acquired from Davis Broadcasting are as follows: WCCJ-FM (Charlotte), WAKB-FM, WAEG-FM, WAEJ-FM, WFXA-FM and WTHB-AM (Augusta).

  Shirk, Inc. and IBL, L.L.C. Acquisition

  On March 11, 2000 we entered into an Asset Purchase Agreement with Shirk, Inc. and IBL, L.L.C. to acquire the assets of three radio stations located in the Indianapolis, Indiana market for approximately $40.0 million in cash and stock. The radio stations being acquired from Shirk, Inc. and IBL, L.L.C. are as follows: WHHH-FM (Indianapolis), WBKS-FM (Greenwood) and WYJZ-FM (Lebanon). We will also acquire W53AV, a low-powered Indianapolis television station, as part of the purchase price.

  Following the consummation of these acquisitions Radio One will own and/or operate 48 radio stations in 19 markets.

Turnaround Expertise

  Historically, we have entered a market by acquiring a station or stations that have little or negative broadcast cash flow. Additional stations we have acquired in existing markets have often been, in our opinion, substantially underperforming. By implementing our operating strategies, we have succeeded in increasing ratings, net broadcast revenue and broadcast cash flow of most of the FM stations we have owned or managed for at least one year. We have achieved these improvements while operating against much larger competitors. Some of these successful turnarounds are described below by market:

  Washington, D.C. In 1995, we acquired WKYS-FM for approximately $34.0 million. At the time, WKYS-FM was ranked number 12 by Arbitron in the 12-plus age demographic. Over a two-year period, we repositioned WKYS-FM, improved its programming and enhanced the station's community involvement and image. For the Arbitron Survey four book averages ending with the Fall 1999 Arbitron Survey, the station was ranked number two in the 18-34 age demographic (with a 9.8 share) and number three in the 12-plus age demographic (with a 5.3 share).

  In 1987, we acquired WMMJ-FM for approximately $7.5 million. At the time, WMMJ-FM was being programmed in a general market Adult Contemporary format, and had a 1.2 share of the 12-plus age demographic. After extensive research we changed the station's format, making WMMJ-FM the first FM radio station on the East Coast to introduce an Urban Adult Contemporary programming format. For the Arbitron Survey four book averages ending with the Fall 1999 Arbitron Survey, the station was ranked number seven in the 25-54 age demographic (with a 4.6 share) and was ranked number 10 in the 12-plus age demographic (with a 3.8 share).

  Baltimore. In 1993, we acquired WERQ-FM and WOLB-AM for approximately $9.0 million. At the time, these stations had mediocre ratings. We converted WERQ-FM's programming to a more focused Young Urban Contemporary format and began aggressively marketing the station. WERQ-FM is now Baltimore's dominant station, and in the Arbitron Survey four book averages ending with the Fall 1999 Arbitron Survey, was ranked number one in the 12-plus and 18-34 age demographics (with a 9.1 and a 16.4 share, respectively), a position it first achieved in the Spring 1997 Arbitron Survey, and number two in the 25-54 age demographic (with a 7.6 share) behind Radio One's WWIN-FM.

  In 1992, we acquired WWIN-FM and its sister station, WWIN-AM, for approximately $4.7 million. At the time, WWIN-FM was a distant second in ratings to its in-format direct competitor, WXYV-FM. We repositioned WWIN-FM towards the 25-54 age demographic, and for the Arbitron Survey four book averages ending with the Fall 1999 Arbitron Survey, the station was ranked number one in that age demographic (with an 8.0 share).

  Atlanta. In 1995, ROA, then an affiliate of Radio One, acquired WHTA-FM, a Class A radio station located approximately 40 miles from Atlanta, for approximately $4.5 million. Prior to that acquisition, the previous owners, together with our management, upgraded and moved the station approximately 20 miles closer to Atlanta. The result was the introduction of a new, Young Urban Contemporary radio station in the Atlanta market. The station's ratings increased quickly, to an approximate 5.0 share in the 12-plus age demographic. For the Arbitron Survey four book averages ending with the Fall 1999 Arbitron Survey, the station was ranked number four in the 18-34 age demographic (with a 7.9 share).

  Philadelphia. In May 1997, we acquired WPHI-FM for approximately $20.0 million. At the time the station was being programmed in a Modern Rock format and had a 2.7 share in the 12-plus age demographic. We changed the station's format to Young Urban Contemporary and, for the Arbitron Survey four book averages ending with the Fall 1999 Arbitron Survey, the station was ranked number six in the 18-34 age demographic (with a 5.5 share).

  Detroit. We acquired WDTJ-FM, WCHB-AM, and WJZZ-AM for approximately $34.2 million in June, 1998. WDTJ-FM had an existing urban format garnering a revenue share of 2.1% of the market in 1998. We repositioned the format targeting a stronger female audience base, focusing on the urban adult age demographic 18-34. Despite the addition of two new urban competitors entering the arena in 1999, the sales force has been able to significantly improve power ratios to a current ratio of .81, and achieved a 30% revenue growth in 1999 versus a market growth rate of only 11%. In the Arbitron Survey four book averages ending with the Fall 1999 Arbitron Survey, WDTJ achieved a number two ranking in the 12-17 age demographic (with a 17.9 share), and ranked number four with persons aged 18 to 34 (with a 6.3 share).

  Cleveland. In April 1999, we acquired WENZ-FM and WERE-AM for approximately $20 million. At the time WENZ-FM was being programmed in an Alternative Rock format and had a 2.1 share and ranked number 14 in the 12-plus age demographic. We changed the station's format to Young Urban Contemporary in May 1999 and, in the Fall 1999 Arbitron Survey, the station was ranked number 11 in the 12-plus age demographic (with a 4.5 share), number five in the 18-34 age demographic (with an 8.3 share), and number one in the 12-17 age demographic (with a 27.7 share).

Top 40 African-American Radio Markets in the United States

  In the table below, boxes and bold text indicates markets where we currently own or have agreed to acquire radio stations. Population estimates are for 1997 and are based upon BIA Investing in Radio Market Report ("BIA 1999 Fourth Edition").

                                                              African-Americans
                                             African American  as a Percentage
                                              Population in    of the Overall
                                                the Market    Population in the
  Rank                Market                  (in thousands)       Market
  ---- -----------------------------------   ---------------- -----------------
   1.  New York, NY                               3,589             21.3%
   2.  Chicago, IL                                1,670             19.6
--------------------------------------------------------------------------------
|  3.  Washington, DC                             1,131             26.5       |
|  4.  Los Angeles, CA                            1,120              9.1       |
|  5.  Detroit, MI                                1,032             22.3       |
|  6.  Philadelphia, PA                             987             20.2       |
|  7.  Atlanta, GA                                  957             26.0       |
|  8.  Houston/Galveston, TX                        795             18.3       |
|  9.  Miami/Ft. Lauderdale/Hollywood, FL           713             19.7       |
| 10.  Baltimore, MD                                686             27.6       |
| 11.  Dallas/Ft. Worth, TX                         659             14.2       |
--------------------------------------------------------------------------------
  12.  San Francisco, CA                            594              8.9
  13.  Memphis, TN                                  491             42.0
--------------------------------------------------------------------------------
| 14.  St. Louis, MO                                455             17.7       |
--------------------------------------------------------------------------------
  15.  Norfolk/Virginia Beach/Newport
       News, VA                                     455             30.2
  16.  New Orleans, LA                              443             35.0
--------------------------------------------------------------------------------
| 17.  Cleveland, OH                                408             19.2       |
| 18.  Boston, MA                                   309              7.1       |
| 19.  Richmond, VA                                 284             30.1       |
| 20.  Charlotte/Gastonia/Rock Hill, NC             280             20.5       |
--------------------------------------------------------------------------------
  21.  Birmingham, AL                               267             27.4
  22.  Milwaukee/Racine, WI                         261             15.5
--------------------------------------------------------------------------------
| 23.  Raleigh/Durham, NC                           256             24.1       |
--------------------------------------------------------------------------------
  24.  Jacksonville, FL                             241             22.6
  25.  Tampa/St. Petersburg/Clearwater, FL          239             10.5
  26.  Kansas City, MO                              229             13.5
       Greensboro/Winston Salem/High
  27.  Point, NC                                    228             19.6
  28.  Cincinnati, OH                               224             11.6
  29.  Nassau/Suffolk Counties (NY)                 224              8.4
  30.  Pittsburgh, PA                               198              8.4
--------------------------------------------------------------------------------
| 31.  Indianapolis, IN                             196             14.2       |
--------------------------------------------------------------------------------
  32.  Orlando, FL                                  191             14.6
  33.  Columbus, OH                                 190             13.0
  34.  Jackson, MS                                  186             43.3
  35.  Nashville, TN                                181             15.8
  36.  Baton Rouge, LA                              181             31.5
  37.  San Diego, CA                                174              6.3
  38.  Seattle/Tacoma, WA                           174              5.1
--------------------------------------------------------------------------------
| 39.  Greenville/Spartanburg, SC                   155             17.8       |
| 40.  Augusta, GA                                  153             33.1       |
--------------------------------------------------------------------------------

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

Strategic Sales Efforts

  Radio One has assembled an effective, highly trained sales staff responsible for converting audience share into revenue. We operate with a focused, sales-oriented culture which rewards aggressive selling efforts through a generous commission and bonus compensation structure. We hire and deploy large teams of sales professionals for each of Radio One's stations or station clusters, and we provide these teams with the resources necessary to compete effectively in the markets in which we operate. We utilize various sales strategies to sell and market Radio One's stations as stand-alones, in combination with other stations within a given market and across markets, where appropriate.

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

Advertising Partnerships and Special Events

  We believe that in order to create advertising loyalty, Radio One must strive to be the recognized expert in marketing to the African-American consumer in the markets in which we operate. We believe that Radio One has achieved this recognition by focusing on serving the African-American consumer and by creating innovative advertising campaigns and promotional tie-ins with our advertising clients and sponsoring numerous entertainment events each year. We sponsor the Stone Soul Picnic, an all-day free outdoor concert which showcases advertisers, local merchants and other organizations to over 100,000 people in each of Washington, D.C. and Baltimore. We also sponsor The People's Expo every Winter in Washington, D.C. and Baltimore, which provides entertainment, shopping and educational seminars to Radio One's listeners and others from the communities we serve. In these events, advertisers buy signage, booth space and broadcast promotions to sell a variety of goods and services to African-American consumers. As we expand our presence in our existing markets and into new markets, we plan to increase the number of events and the number of markets in which we host these major events.

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

  We have a history of sponsoring events that demonstrate our commitment to the African-American community, including:

  . heightening the awareness of diseases which disproportionately impact African-Americans, such as sickle-cell anemia and leukemia, and holding fundraisers to benefit the search for their cure;

  . developing contests specifically designed to assist African-American single mothers with day care expenses;

  . fundraising for the many African-American churches throughout the country that have been the target of arsonists; and

  . organizing seminars designed to educate African-Americans on personal issues such as buying a home, starting a business, developing a credit history, financial planning and health care.

Management Stock Option Plan

  On March 10, 1999, we adopted the 1999 Stock Option and Restricted Stock Grant Plan designed to provide incentives relating to equity ownership to present and future executive, managerial, and other key employees of Radio One and our subsidiaries. The option plan affords us latitude in tailoring incentive compensation for the retention of key personnel, to support corporate and business objectives, and to anticipate and respond to a changing business environment and competitive compensation practices. For more information see "Management--Stock Option Plan."

Station Operations

  The following table sets forth selected information about our portfolio of radio stations, including our acquisition of WPLY-FM, which closed in the first quarter of fiscal year 2000, and four stations in Richmond that we have agreed to acquire, three of which are operated pursuant to a time brokerage agreement. Market population data and revenue rank data are from BIA 1999 Fourth Edition. Audience share and audience rank data are based on Arbitron Survey four book averages ending with the Fall 1999 Arbitron Survey. Except as noted, revenue share and revenue rank data for the Washington, D.C., Baltimore and Detroit markets are based on the Radio Revenue Reports of Hungerford for the twelve-month period ending December 31, 1999. For the Philadelphia, Atlanta, Cleveland and Richmond markets, the revenue share and revenue rank data are from revenue reports for the twelve-month period ending December 31, 1999, as prepared by Miller, Kaplan, Arase & Co., Certified Public Accountants. As used in this table, "n/a" means not applicable or not available and "t" means tied with one or more radio stations.

                                                                                                             January-
                                                                                                             December
                                                                                                               1999
                                                                                                            Radio One
                                                                                                              Market
                 1999 Market Rank                                     Four Book Average  Four Book Average   Revenue
                ------------------                                    -----------------  -----------------  -------------
                                                                      Audience Audience  Audience Audience
                                                              Target  Share in Rank in   Share in Rank in
                                                                Age     12+      12+      Target   Target
                  Metro     Radio    Year                      Demo-   Demo-    Demo-     Demo-    Demo-
  Market(1)     Population Revenue Acquired       Format      Graphic Graphic  Graphic   Graphic  Graphic   Share    Rank
  ---------     ---------- ------- --------  ---------------- ------- -------- --------  -------- --------  -----    ----
Washington, DC       9         6
 WKYS-FM                             1995    Urban             18-34    5.2        3        9.8       2      5.3%      8
 WMMJ-FM                             1987    Urban AC          25-54    3.8       10        4.6       7      3.9%     13
 WYCB-AM                             1998    Gospel            35-64    0.9       23(t)     1.0      22      0.5%    n/a(2)
 WOL-AM                              1980    Urban Talk        35-64    0.9       23(t)     0.9      24(t)   0.4%     21
Baltimore           20        20
 WERQ-FM                             1993    Urban             18-34    9.1        1       16.4       1     12.5%    n/a(3)
 WWIN-FM                             1992    Urban AC          25-54    6.5        3        8.0       1      8.3%    n/a(3)
 WWIN-AM                             1993    Gospel            35-64    0.9       16        1.0      15      0.4%    n/a(3)
 WOLB-AM                             1992    Urban Talk        35-64    0.5       19        0.7      17(t)   0.2%    n/a(3)
Philadelphia         5         9
 WPHI-FM                             1997    Urban             18-34    2.8       17(t)     5.5       6(t)   2.2%     16
 WPLY-FM                             2000    Alternative Rock  18-34    3.1       14        6.6       4      3.1%     15
Detroit              6        11
 WDTJ-FM                             1998    Urban             18-34    3.7       10(t)     6.3       4      2.8%     15
 WDMK-FM                             1998    Urban AC          25-54    0.8       26        1.0      24      0.7%     19
 WCHB-AM                             1998    Urban Talk        35-64    0.5       27(t)     0.6      27(t)    .2%    n/a(2)
Atlanta             12         7
 WHTA-FM                             1999    Urban             18-34    4.5       10        7.9       4      3.5%     12
 WAMJ-FM                             1999    Urban AC          25-54    2.3       14(t)     3.0      12      1.6%     13
Cleveland           24        23
 WENZ-FM                             1999    Urban             18-34    3.6       13        7.0       7      2.1%     14
 WERE-AM                             1999    News/Talk         35-64     --       --         --      --       --      --(4)
Richmond            57        47
 WCDX-FM                           (pending) Urban             18-34    9.6        1       17.2       1     11.0%      3
 WKJS-FM                             1999    Urban AC          25-54    5.7        6(t)     7.4       3      6.5%      9
 WPLZ-FM                           (pending) R&B               35-64    4.1       11        5.1       8      2.4%     11
 WARV-FM                             1999    Country           25-54    2.4       12        1.4      14(t)   n/a(2)  n/a(2)
 WJRV-FM                           (pending) Country           25-54    2.3       13        2.4      12      1.6%     13
 WGCV-AM                           (pending) Gospel/Oldies     35-64    1.2       18(t)     1.7      15(t)   n/a(2)  n/a(2)
 WDYL-FM                             1999    Modern Rock       18-34    0.9       20        1.4      13(t)    --      15
Boston               8        10
 WBOT-FM(5)                          1999    Urban             18-34    n/a      n/a        n/a     n/a      n/a     n/a

--------
(1) WJZZ-AM in Kingsley, MI and WFUN-FM in St. Louis, MO are not currently broadcasting and are not included in the table.
(2) WYCB-AM, WCHB-AM, WARV-FM and WGCV-AM do not report revenues to Hungerford or Miller Kaplan. Revenue shares for WYCB-AM and WCHB-AM represent those stations' net broadcast revenue as a percentage of the market radio revenue reported by Hungerford in their respective markets for the twelve-month period ending December 31, 1999, as adjusted for WYCB-AM and WCHB-AM revenue, as appropriate.
(3) The revenues of WERQ-FM and WOLB-AM are reported jointly to Hungerford, as are the revenues of WWIN-FM and WWIN-AM. The revenue share percentages for these stations reflect the proportional contribution by each station to the joint share reported by Hungerford.
(4) WERE-AM's format consists of brokered time programming. The station's ratings were not meaningful.
(5) Prior to resuming broadcasting on December 1, 1999, WBOT-FM in Boston, MA was not operational. Accordingly, there are no ratings or revenue data to be included in the table.

Advertising Revenue

  Substantially all of our net broadcast revenue is generated from the sale of local and national advertising for broadcast on our radio stations. Additional net broadcast revenue is generated from network compensation payments and other miscellaneous transactions. Local sales are made by the sales staffs located in our markets. National sales are made by firms specializing in radio advertising sales on the national level, in exchange for a commission from Radio One that is based on a percentage of our net broadcast revenue from the advertising obtained. Approximately 68.1% of our net broadcast revenue for the year ended December 31, 1999, was generated from the sale of local advertising and 30.1% from sales to national advertisers. The balance of net broadcast revenue is derived from network advertising, tower rental income and ticket and other revenue related to special events hosted by Radio One.

  We believe that advertisers can reach the African-American community more cost effectively through radio broadcasting than through newspapers or television. Advertising rates charged by radio stations are based primarily on:

  . a radio station's audience share within the demographic groups targeted by the advertisers,

  . the number of radio stations in the market competing for the same demographic groups, and

  .  the supply and demand for radio advertising time.

  Advertising rates are generally highest during the morning and afternoon commuting hours.

  A radio station's listenership is reflected in ratings surveys that estimate the number of listeners tuned to a radio station and the time they spend listening to that radio station. Each radio station's ratings are used by its advertisers to consider advertising with the radio station, and are used by us to chart audience growth, set advertising rates and adjust programming.

Strategic Diversification

  We will continue to evaluate potential radio station acquisitions in African-American markets. We are also exploring opportunities in other forms of media to apply our expertise in marketing to African-Americans. Such opportunities could include outdoor advertising in urban environments, an urban-oriented Internet strategy, an urban-oriented radio network, music production, publishing and other related businesses.

  We have entered into a programming agreement with XM Satellite Radio, Inc. to be the exclusive provider of African-American oriented programming to be broadcast on XM Satellite's digital audio radio service, which is expected to be available in 2001.

  We have also invested, together with most other publicly-traded radio companies, in a private placement for USA Digital Radio, Inc., a leading developer of in-band on-channel digital audio broadcast technology. This technology could enable radio broadcasters to convert from analog to digital broadcasting within the existing frequency allocation of their AM and FM stations. In conjunction with this investment, Alfred C. Liggins, III, the Chief Executive Officer and President of Radio One, became a board member of USA Digital Radio, Inc.

  Additionally, we have invested in PNE Media Holdings, LLC, a privately-held outdoor advertising company with a presence in several of the markets in which we own radio stations.

  We recently invested a combination of cash and advertising time in aka.com, LLC, an aggregator of web sites devoted to hip hop culture. In conjunction with this investment, our Chief Financial Officer, Scott R. Royster, became a director of aka.com, LLC.

  We also made a $750,000 loan to NetNoir, Inc., an internet portal service provider. We provided $250,000 in cash and $500,000 of advertising in exchange for the loan. The loan is convertible into preferred stock. Subsequent to year-end, in March 2000, we made a commitment to invest an additional $2.5 million worth of advertising on our radio stations in exchange for an equity investment in NetNoir, Inc.

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

  The radio broadcasting industry is also subject to rapid technological change, evolving industry standards and the emergence of new media technologies. Several new media technologies are being developed, including the following:

  . audio programming by cable television systems, direct broadcast satellite systems, Internet content providers and other digital audio broadcast formats;

  . satellite digital audio radio service, which could result in the introduction of several new satellite radio services with sound quality equivalent to that of compact discs; and

  . in-band on-channel digital radio, which could provide multi-channel, multi-format digital radio services in the same band width currently occupied by traditional AM and FM radio services.

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

Antitrust

  An important part of our growth strategy is the acquisition of additional radio stations. After the passage of the Telecommunications Act of 1996, the Justice Department has become more aggressive in reviewing proposed acquisitions of radio stations and radio station networks. The Justice Department is particularly aggressive when the proposed buyer already owns one or more radio stations in the market of the station it is seeking to buy. The Justice Department has challenged a number of radio broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. In general, the Justice Department has more closely scrutinized radio broadcasting acquisitions that result in local market shares in excess of 40% of radio advertising revenue. Similarly, the FCC staff has adopted procedures to review proposed radio broadcasting transactions even if the proposed acquisition otherwise complies with the FCC's ownership limitations. In particular, the FCC may invite public comment on proposed radio transactions that the FCC believes, based on its initial analysis, may present ownership concentration concerns in a particular local radio market.

Federal Regulation of Radio Broadcasting

  The radio broadcasting industry is subject to extensive and changing regulation by the FCC of programming, technical operations, employment and other business practices. The FCC regulates radio broadcast stations pursuant to the Communications Act. The Communications Act permits the operation of radio broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. The Communications Act provides for the FCC to exercise its licensing authority to provide a fair, efficient and equitable distribution of broadcast service throughout the United States. Among other things, the FCC:

  .  assigns frequency bands for radio broadcasting;

  . determines the particular frequencies, locations and operating power of radio broadcast stations;

  .  issues, renews, revokes and modifies radio broadcast station licenses;

  . establishes technical requirements for certain transmitting equipment used by radio broadcast stations;

  . adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content and employment and business practices of radio broadcast stations; and

  . has the power to impose penalties, including monetary forfeitures, for violations of its rules and the Communications Act.

  The Communications Act prohibits the assignment of an FCC license, or other transfer of control of an FCC licensee, without the prior approval of the FCC. In determining whether to grant requests for consents to assignments or transfers, and in determining whether to grant or renew a radio broadcast license, the FCC considers a number of factors pertaining to the licensee (and any proposed licensee), including restrictions on foreign ownership, compliance with FCC media ownership limits and other FCC rules, licensee "character" and compliance with the Anti-Drug Abuse Act of 1988.

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

  A licensee's failure to observe the requirements of the Communications Act or FCC rules and policies may result in the imposition of various sanctions, including admonishment, fines, the grant of renewal terms of less than eight years, the grant of a license with conditions or, for particularly egregious violations, the denial of a license renewal application, the revocation of an FCC license or the denial of FCC consent to acquire additional broadcast properties.

  Congress and the FCC have had under consideration or reconsideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance such acquisitions. Such matters may include:

  .  changes to the license authorization and renewal process;

  .  proposals to impose spectrum use or other fees on FCC licensees;

  .  auction of new broadcast licenses;

  . changes to the FCC's equal employment opportunity regulations and other matters relating to involvement of minorities and women in the broadcasting industry;

  . proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding program content;

  . proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

  . technical and frequency allocation matters, including creation of a new low power radio broadcast service;

  . the implementation of digital audio broadcasting on both a satellite and terrestrial basis;

  . changes in broadcast cross-interest, multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

  . proposals to allow telephone companies to deliver audio and video programming to homes in their service areas; and

  . proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

  We cannot predict what changes, if any, might be adopted, nor can we predict what other matters might be considered in the future, nor can we judge in advance what impact, if any, the implementation of any particular proposals or changes might have on our business.

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

  Generally, the FCC renews radio broadcast licenses without a hearing upon a finding that:

  . the radio station has served the public interest, convenience and necessity;

  . there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and

  . there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.

After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a term less than the maximum otherwise permitted, or hold an evidentiary hearing.

  In addition, the Communications Act authorizes the filing of petitions to deny a license renewal application during specific periods of time after a renewal application has been filed. Interested parties, including members of the public, may use such petitions to raise issues concerning a renewal applicant's qualifications. If a substantial and material question of fact concerning a renewal application is raised by the FCC or other interested parties, or if for any reason the FCC cannot determine that grant of the renewal application would serve the public interest, convenience and necessity, the FCC will hold an evidentiary hearing on the application. If as a result of an evidentiary hearing the FCC determines that the licensee has failed to meet the requirements specified above and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Only after a license renewal application is denied will the FCC accept and consider competing applications for the vacated frequency. Also, during certain periods when a renewal application is pending, the transferability of the applicant's license may be restricted. Historically, our licenses have been renewed without any conditions or sanctions imposed. However, there can be no assurance that the licenses of each of our stations will be renewed or will be renewed without conditions or sanctions.

  The FCC classifies each AM and FM radio station. An AM radio station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM radio stations are assigned to serve wide areas, particularly at night. Clear channel AM radio stations are classified as either: (1) Class A radio stations, which operate unlimited time and are designed to render primary and secondary service over an extended area, or (2) Class B radio stations, which operate unlimited time and are designed to render service only over a primary service area. Class D radio stations, which operate either daytime, or unlimited time with low nighttime power, may operate on the same frequencies as clear channel radio stations. A regional channel is one on which Class B and Class D AM radio stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM radio stations operate unlimited time and serve primarily a community and the suburban and rural areas immediately contiguous to it. A Class C AM radio station operates on a local channel and is designed to render service only over a primary service area that may be reduced as a consequence of interference.

  The minimum and maximum facilities requirements for an FM radio station are determined by its class. Possible FM class designations depend upon the geographic zone in which the transmitter of the FM radio station is located. In general, commercial FM radio stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1 or C radio stations. The FCC has proposed to divide Class C stations into two subclasses based on antenna height. Stations not meeting the minimum height requirement within a three-year transition period would be downgraded automatically to the new Class C0 category.

  In January 2000, the FCC voted to create a class of radio stations designed to serve very localized communities or underrepresented groups within communities by authorizing two new classes of noncommercial low power FM radio stations which will be permitted to operate on commercial FM frequencies. There will be two types of LPFM stations, LP100 stations with power from 50 to 100 watts and a service radius of approximately 3.5 miles and LP10 stations with power from one to 10 watts and a service radius of approximately 1-2 miles. New LPFM stations will have to protect the signals of all other authorized FM stations and may be authorized on any FM frequency. Eligible licensees are limited to noncommercial government or private educational organizations, associations or entities; non-profit entities with educational purposes; or government or non-profit entities providing local public safety or transportation services. No existing broadcasters or other media entities may own an LPFM station. For the first two years of the LPFM service, licensees will be limited to local entities headquartered within 10 miles of the LPFM station transmitter. During the first two years, no entity may operate more than one LPFM station. After two years, the ownership limit will be five LPFM stations nationwide and after three years, the ownership limit will be 10 LPFM stations nationwide.

  The following table sets forth information with respect to each of our radio stations, including the additional radio stations we have agreed to purchase in Richmond three of which are currently operated pursuant to a local marketing agreement . A broadcast station's market may be different from its community of license. "ERP" refers to the effective radiated power of an FM radio station. "HAAT" refers to the antenna height above average terrain of an FM radio station. "AI" refers to the above insulator measurement of an AM radio station. The coverage of an AM radio station is chiefly a function of the power of the radio station's transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the ERP of the radio station's antenna and the HAAT of the radio station's antenna. The height of an AM radio station's antenna is measured by reference to AI and the height of an FM radio station's antenna is measured by reference to HAAT.

                                          ERP (FM)                       Expiration
                Station                     Power    HAAT (FM)            Date of
                 Call     Year of    FCC   (AM) in    AI (AM)  Operating    FCC
    Market      Letters Acquisition Class Kilowatts  in Meters Frequency  License
--------------  ------- ----------- ----- ---------  --------- --------- ----------
Washington, DC  WOL-AM     1980       C       1.0       52.1    1450 kHz 10/01/2003
                WMMJ-FM    1987       A       2.9      146.0   102.3 MHz 10/01/2003
                WKYS-FM    1995       B      24.0      215.0    93.9 MHz 10/01/2003
                WYCB-AM    1998       C       1.0       50.9    1340 kHz 10/01/2003
Baltimore       WWIN-AM    1992       C       1.0       61.0    1400 kHz 10/01/2003
                WWIN-FM    1992       A       3.0       91.0    95.9 MHz 10/01/2003
                WOLB-AM    1993       D       1.0       85.4    1010 kHz 10/01/2003
                WERQ-FM    1993       B      37.0      174.0    92.3 MHz 10/01/2003
Atlanta         WHTA-FM    1999      C3       7.9      175.0    97.5 MHz 04/01/2004
                WAMJ-FM    1999      C3      25.0       98.0   107.5 MHz 04/01/2004
Philadelphia    WPHI-FM    1997       A       0.3(1)   305.0   103.9 MHz 08/01/2006
                WPLY-FM    2000       B      35.0      183.0   100.3 MHz 08/01/2006
Detroit         WDTJ-FM    1998       B      20.0      221.0   105.9 MHz 10/01/2004
                WCHB-AM    1998       B      50.0       49.4    1200 kHz 10/01/2004
                WJZZ-AM    1998       D      50.0(2)    59.7    1210 kHz 10/01/2004
                WDMK-FM    1998       B      50.0      152.0   102.7 MHz 10/01/2004
St. Louis       WFUN-FM    1999       A       6.0(3)   100.0    95.5 MHz 12/01/2003
Cleveland       WERE-AM    1999       B       5.0      128.0    1300 kHz 10/01/2004
                WENZ-FM    1999       B      16.0      272.0   107.9 MHz 10/01/2004
Richmond        WDYL-FM    1999       A       6.0      100.0   101.1 MHz 10/01/2003
                WKJS-FM    1999      C1     100.0      299.0   104.7 MHz 10/01/2003
                WARV-FM    1999       A       4.7      113.0   100.3 MHz 10/01/2003
                WCDX-FM  (pending)   B1       4.5      235.0    92.1 MHz 10/01/2003
                WPLZ-FM  (pending)    A       6.0      100.0    99.3 MHz 10/01/2003
                WJRV-FM  (pending)    A       2.3      162.0   105.7 MHz 10/01/2003
                WGCV-AM  (pending)    C       1.0      122.0    1240 kHz 10/01/2003
Boston          WBOT-FM    1999       A       2.7      150.0    97.7 MHZ 04/01/2006

--------
(1) WPHI-FM operates with facilities equivalent to 3 kW at 100 meters.
(2)  WJZZ-AM ceased broadcast operations on October 12, 1999.
(3) WFUN-FM is authorized to upgrade to a Class C3 facility. WFUN-FM ceased broadcast operations on June 4, 1999.

  Ownership Matters. The Communications Act requires prior approval of the FCC for the assignment of a broadcast license or the transfer of control of a corporation or other entity holding a license. In determining whether to approve an assignment of a radio broadcast license or a transfer of control of a broadcast licensee, the FCC considers, among other things:

  . the financial and legal qualifications of the prospective assignee or transferee, including compliance with FCC restrictions on non-U.S. citizen or entity ownership and control;

  . compliance with FCC rules limiting the common ownership of certain "attributable" interests in broadcast and newspaper properties;

  .  the history of compliance with FCC operating rules; and

  . the "character" qualifications of the transferee or assignee and the individuals or entities holding "attributable" interests in them.

  To obtain the FCC's prior consent to assign or transfer a broadcast license, appropriate applications must be filed with the FCC. If the application to assign or transfer the license involves a substantial change in ownership or control of the licensee, for example, the transfer or acquisition of more than 50% of the voting stock, the application must be placed on public notice for a period of 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. Informal objections may be filed any time until the FCC acts upon the application. If an assignment application does not involve new parties, or if a transfer of control application does not involve a "substantial change" in ownership or control, it is a pro forma application, which is not subject to the public notice and 30-day petition to deny procedure. The pro forma application is nevertheless subject to informal objections that may be filed any time until the FCC acts on the application. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. The FCC usually has an additional ten days to set aside such grant on its own motion. When ruling on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

  Under the Communications Act, a broadcast license may not be granted to or held by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of its capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, or foreign governments or their representatives or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. Thus, the licenses for our stations could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens.

  The FCC generally applies its other broadcast ownership limits to "attributable" interests held by an individual, corporation, partnership or other association or entity, including limited liability companies. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly have the right to vote five percent or more of the stock of a licensee corporation are generally deemed attributable interests, as are positions as an officer or director of a corporate parent of a broadcast licensee. The FCC treats all partnership interests as attributable, except for those limited partnership interests that under FCC policies are considered "insulated" from "material involvement" in the management or operation of the media-related activities of the partnership. The FCC currently treats limited liability companies like limited partnerships for purposes of attribution. Stock interests held by insurance companies, mutual funds, bank trust departments and certain other passive investors that hold stock for investment purposes only become attributable with the ownership of 20% or more of the voting stock of the corporation holding broadcast licenses.

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

  Debt instruments, non-voting stock, options and warrants for voting stock that have not yet been exercised, insulated limited partnership interests where the limited partner is not "materially involved" in the media-related activities of the partnership, and minority voting stock interests in corporations where there is a single holder of more than 50% of the outstanding voting stock whose vote is sufficient to affirmatively direct the affairs of the corporation, generally do not subject their holders to attribution. As of December 31, 1999, no single stockholder held more than 50% of the total voting power of our common stock.

  However, the FCC recently adopted a new rule, known as the equity-debt-plus or EDP rule that causes certain creditors or investors to be attributable owners of a station, regardless of whether there is a single majority shareholder or other applicable exception to the FCC's attribution rules. Under this new rule, a major programming supplier or a same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station's total debt plus equity. For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and equity held by insulated limited partners in limited partnerships. Debt includes all liabilities, whether long-term or short-term. A major programming supplier includes any programming supplier that provides more than 15% of the station's weekly programming hours. A same-market media entity includes any holder of an attributable interest in a media company, including broadcast stations, cable television and newspapers, located in the same market as the station, but only if the holder's interest is attributable under an FCC attribution rule other than the EDP rule. The FCC's rules also specify other exceptions to these general principles for attribution.

  Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in:

  . radio broadcast stations above certain limits servicing the same local market;

  . radio broadcast stations and television broadcast stations servicing the same local market; and

  . a radio broadcast station and a daily newspaper serving the same local market.

  These rules include specific signal contour overlap standards to determine compliance, and the FCC defined market will not necessarily be the same market used by Arbitron, Neilsen or other surveys, or for purposes of the HSR Act. Under these "cross-ownership" rules, we, absent waivers, would not be permitted to own a radio broadcast station and acquire an attributable interest in any daily newspaper in the same market where we then owned any radio broadcast station. Our stockholders, officers or directors, absent a waiver, may not hold an attributable interest in a daily newspaper in those same markets.

  Under the newly revised radio/television cross-ownership rule, a single owner may own up to two television stations, consistent with the FCC's rules on common ownership of television stations, together with one radio station in all markets. In addition, an owner will be permitted to own additional radio stations, not to exceed the local ownership limits for the market, as follows:

  . In markets where 20 media voices will remain, an owner may own an additional five radio stations, or, if the owner only has one television station, an additional six radio stations; and

  . In markets where 10 media voices will remain, an owner may own an additional three radio stations.

  A "media voice" includes each independently-owned and operating full power television and radio station and each daily newspaper that has a circulation exceeding 5% of the households in the market, plus one voice for all cable television systems operating in the market.

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

  The FCC staff has notified the public of its intention to review transactions that comply with these numerical ownership limits but that might involve undue concentration of market share.

  Under its "cross-interest" policy, the FCC has considered "meaningful" relationships among competing media outlets that serve "substantially the same area" even if the FCC's ownership rules do not specifically prohibit the relationship. Under this policy the FCC has considered whether to prohibit one party from holding an attributable interest and a substantial non-attributable interest (including non-voting stock, limited partnership and limited liability company interests) in a media outlet in the same market, or from entering into a joint venture or having common key employees with competitors. The FCC, however, has determined that the recently adopted EDP rule addresses many of the competitive concerns previously encompassed by its "cross-interest" policy. As a result, effective November 16, 1999, the FCC has eliminated its "cross-interest" policy. Nevertheless, the FCC has retained discretion to review individual cases that present unusual cross-interest relationships on a case-by-case basis.

  Because of these multiple and cross-ownership rules, if a stockholder, officer or director of Radio One holds an "attributable" interest in Radio One, such stockholder, officer or director may violate the FCC's rules if such person or entity also holds or acquires an attributable interest in other television, radio stations or daily newspapers, depending on their number and location. If an attributable stockholder, officer or director of Radio One violates any of these ownership rules, we may be unable to obtain from the FCC one or more authorizations needed to conduct our radio station business and may be unable to obtain FCC consents for certain future acquisitions.

  Programming and Operations. The Communications Act requires broadcasters to serve the "public interest." Since the late 1980s, the FCC has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a radio station's community of license. Nevertheless, a broadcast licensee continues to be required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC will consider complaints from listeners about a broadcast station's programming when it evaluates the licensee's renewal application, but listeners' complaints also may be filed and considered at any time. Stations also must pay regulatory and application fees, and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries and technical operation.

  The FCC has always required that licensees not discriminate in hiring practices, develop and implement programs designed to promote equal employment opportunities and submit reports to the FCC on these matters annually and in connection with each license renewal application. The FCC's employment rules, as they related to outreach efforts for recruitment of minorities, however, were struck down as unconstitutional by the U.S. Court of Appeals for the D.C. Circuit. The FCC recently adopted new rules to address the concern of the U.S. Court of Appeals. The new rules will require us not to discriminate in hiring practices, to file certain employment reports annually and at other times, to certify compliance with the rules, and to widely disseminate information regarding job openings.

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

  Local Marketing Agreements. Often radio stations enter into LMAs or time brokerage agreements. These agreements take various forms. Separately owned and licensed radio stations may agree to function cooperatively in programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC's rules and policies, including the requirement that the licensee of each radio station maintain independent control over the programming and other operations of its own radio station. One type of time brokerage agreement is a programming agreement between two separately owned radio stations that serve a common service area whereby the licensee of one radio station programs substantial portions of the broadcast day of the other licensee's radio station, subject to ultimate control by the radio station licensee, and sells advertising time during these program segments. The FCC has held that such agreements do not violate the Communications Act as long as the licensee of the radio broadcast station that is being substantially programmed by another entity (1) remains ultimately responsible for, and maintains control over, the operation of its radio station, and (2) otherwise ensures the radio station's compliance with applicable FCC rules and policies.

  A radio broadcast station that brokers time on another radio broadcast station or enters into a time brokerage agreement with a radio broadcast station in the same market will be considered to have an attributable ownership interest in the brokered radio station for purposes of the FCC's local ownership rules if the time brokerage arrangement covers more than 15% of the brokered station's weekly broadcast hours. As a result, a radio broadcast station may not enter into a time brokerage agreement that allows it to program more than 15% of the broadcast time, on a weekly basis, of another local radio broadcast station that it could not own under the FCC's local multiple ownership rules. Attribution for radio time brokerage agreements applies to all of the FCC's multiple ownership rules applicable to radio stations (daily newspaper/radio cross-ownership and radio/television cross-ownership) and not only the local radio ownership rules. Also, as described above, FCC rules prohibit a radio broadcast station from simulcasting more than 25% of its programming on another radio broadcast station in the same broadcast service (that is, AM/AM or FM/FM) where the two radio stations serve substantially the same geographic area, whether the licensee owns both radio stations or owns one radio station and programs the other through a time brokerage agreement. Thus far, the FCC has not considered what relevance, if any, a time brokerage agreement may have upon its evaluation of a licensee's performance at renewal time.

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

  RF Radiation. In 1985, the FCC adopted rules based on a 1982 American National Standards Institute ("ANSI") standard regarding human exposure to levels of radio frequency ("RF") radiation. These rules require applicants for renewal of broadcast licenses or modification of existing licenses to inform the FCC at the time of filing such applications whether an existing broadcast facility would expose people to RF radiation in excess of certain limits. In 1992, ANSI adopted a new standard for RF exposure that, in some respects, was more restrictive in the amount of environmental RF exposure permitted. The FCC has since adopted more restrictive radiation limits which became effective October 15, 1997, which are based in part on the revised ANSI standard, and which must be fully complied with by September 1, 2000.

  Digital Audio Radio Service. The FCC allocated spectrum to a new technology, digital audio radio service ("DARS"), to deliver satellite-based audio programming to a national or regional audience and issued regulations for a DARS service in early 1997. DARS may provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats with compact disc quality sound to local and national audiences. The nationwide reach of satellite DARS could allow niche programming aimed at diverse communities that Radio One is targeting. It is not known at this time whether this technology also may be used in the future by existing radio broadcast stations either on existing or alternate broadcasting frequencies. Two companies that hold licenses for authority to offer multiple channels of digital, satellite-delivered S-Band aural services could compete with conventional terrestrial radio broadcasting. The licensees will be permitted to sell advertising and lease channels in these media. The FCC's rules require that these licensees launch and begin operating at least one space station by 2001 and be fully operational by 2003.

  The FCC has established a new Wireless Communications Service ("WCS") in the 2305-2320 and 2345-2360 MHz bands (the "WCS Spectrum") and awarded licenses. Licensees are generally permitted to provide any fixed, mobile, radio location services, or digital satellite radio service using the WCS Spectrum.

  These satellite radio services use technology that may permit higher sound quality than is possible with conventional AM and FM terrestrial radio broadcasting.

  Implementation of DARS would provide an additional audio programming service that could compete with Radio One's radio stations for listeners, but the effect upon Radio One cannot be predicted.

  Low Power Radio Broadcast Service. In January 2000, the FCC voted to create a class of radio stations designed to serve very localized communities or underrepresented groups within communities by authorizing two new classes of noncommercial low power FM radio stations that may operate on commercial FM frequencies. There will be two types of LPFM stations, LP100 stations with power from 50 to 100 watts and a service radius of approximately 3.5 miles and LP10 stations with power from one to 10 watts and a service radius of approximately 1-2 miles. New LPFM stations will have to protect the signals of all other authorized FM stations and may be authorized on any FM frequency. Eligible licensees are limited to noncommercial government or private educational organizations, associations or entities; non-profit entities with educational purposes; or government or non-profit entities providing local public safety or transportation services. No existing broadcasters or other media entities may own an LPFM station. For the first two years of the LPFM service, licensees will be limited to local entities headquartered within 10 miles of the LPFM station transmitter. During the first two years, no entity may operate more than one LPFM station. After two years, the ownership limit will be five LPFM stations nationwide and after three years, the ownership limit will be 10 LPFM stations nationwide. FCC engineers have conducted interference testing and have concluded that the new lower power FM stations will not produce unacceptable levels of interference to existing FM radio stations, such as those owned by Radio One. Nevertheless, the effect of this untested newly created low power radio service on Radio One cannot be predicted.

Subsidiaries And Related Entities

  Radio One has title to most of the assets used in the operations of our radio stations. The FCC licenses for the radio stations in all cases are held by direct or indirect wholly-owned subsidiaries of Radio One. In the case of all of the Baltimore stations, three of the Washington, D.C. stations, the Philadelphia stations, the St. Louis station, the Cleveland stations and the Richmond stations, the FCC licenses are held by Radio One Licenses, Inc., a Delaware corporation and a wholly-owned subsidiary of Radio One that is subject to the restrictions imposed by the agreements governing our indebtedness. Radio One Licenses, Inc. holds no other material assets. WYCB Acquisition Corporation, a Delaware corporation and a wholly-owned unrestricted subsidiary, holds title to all of the outstanding capital stock of BHI, a District of Columbia corporation and an unrestricted subsidiary. The FCC licenses for WYCB-AM are held by BHI which also holds the assets used in the operation of that station. Bell Broadcasting, a Michigan corporation and a wholly-owned restricted subsidiary, holds the assets used in the operation of WCHB-AM, WDTJ-FM and WJZZ-AM. Bell Broadcasting holds title to all of the outstanding capital stock of Radio One of Detroit, Inc., a Delaware corporation and a restricted subsidiary. The FCC licenses for WCHB-AM, WDTJ-FM and WJZZ-AM are held by Radio One of Detroit, Inc. Radio One of Detroit, Inc. holds no other material assets.

  Allur-Detroit, a Delaware corporation and a wholly-owned restricted subsidiary, holds the assets used in the operation of station WDMK-FM. Allur-Detroit holds title to all of the outstanding capital stock of Allur Licenses, Inc., a Delaware corporation and a restricted subsidiary. The FCC licenses for WDMK-FM are held by Allur Licenses, Inc. Allur Licenses, Inc. holds no other material assets.

  ROA, a Delaware corporation and a wholly-owned restricted subsidiary, holds the assets used in the operation of station WHTA-FM and some assets used in the operation of station WAMJ-FM. ROA holds title to all of the outstanding capital stock of ROA Licenses, Inc., a Delaware corporation and a restricted subsidiary. The FCC licenses for WHTA-FM are held by ROA Licenses, Inc. ROA Licenses, Inc. holds no other material assets. Dogwood, a Delaware corporation and a wholly-owned restricted subsidiary, owns some of the assets used in the operation of station WAMJ-FM and all of the outstanding capital stock of Dogwood Licenses, Inc., a Delaware corporation and a restricted subsidiary. The FCC licenses for WAMJ-FM are held by Dogwood Licenses, Inc. Dogwood Licenses, Inc., holds no other material assets.

  The FCC licenses for radio stations included in pending acquisitions will be held by existing or to be formed subsidiaries.

Employees

  As of February 29, 2000, we employed approximately 684 people. Our employees are not unionized. We have, however, agreed to assume a collective bargaining agreement with regard to certain employees at KKBT-FM pursuant to our agreement with Clear Channel Communications, Inc. and AMFM, Inc. to acquire that radio station. We have not experienced any work stoppages and believe relations with our employees are satisfactory. Each radio station has its own on-air personalities and clerical staff. However, in an effort to control broadcast and corporate expenses, we centralize certain radio station functions by market location. For example, in each of our markets we typically employ one General Manager who is responsible for all of our radio stations located in such market and our Vice President of Programming oversees programming for all of our urban-oriented FM radio stations.

Industry Segments

  We consider radio broadcasting to be our only business segment.

Cautionary Note Regarding Forward-Looking Statements

  This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but rather are based on our current expectations, estimates and projections about Radio One's industry, our beliefs and assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. Because these statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ materially, including the absence of a combined operating history with an acquired company or radio station and the potential inability to integrate acquired businesses, need for additional financing, high degree of leverage, seasonality of the business, market ratings, variable economic conditions and consumer tastes, as well as restrictions imposed by existing debt and future payment obligations. Important factors that could cause actual results to differ materially are described in the Company's reports on Forms 10-K and 10-Q and other filings with the Securities and Exchange Commission.

ITEM 2. PROPERTIES AND FACILITIES

Properties

  The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space with lease terms that are five to ten years.

A station's studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We lease a majority of our main transmitter/antenna sites and when negotiating a lease for such sites we try to obtain a lengthy lease term with options to renew. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required.

  We own substantially all of our equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by Radio One's stations are generally in good condition, although opportunities to upgrade facilities are continuously reviewed.

  The tangible personal property owned by Radio One and the real property owned or leased by Radio One is the subject of a security interest held pursuant to the terms of our amended and restated credit agreement (the "Credit Agreement") dated as of February 26, 1999, under which we may borrow $100 million on a revolving basis (the "Bank Credit Facility").

ITEM 3. LEGAL PROCEDINGS

  We are involved from time to time in various routine legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. We believe the resolution of such matters will not have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to our stockholders for vote during the fourth quarter of 1999.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Recent Sales of Unregistered Securities

  On January 25, 1999, Radio One issued an aggregate of 51,194 shares of common stock to its Chief Financial Officer. These shares were issued pursuant to the exemption from registration provided by Rule 701 under the Securities Act.

  On February 25, 1999, pursuant to a plan of recapitalization, Radio One issued to the holders of its class A common stock, in exchange for all of the outstanding shares of class A common stock, 46.15 shares of class B common stock and 92.3 shares of class C common stock. These shares were issued pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act.

  On March 30, 1999, Radio One issued approximately 3.3 million shares of common stock to the shareholders of ROA in connection with Radio One's acquisition of ROA. These shares were issued pursuant to the exemption from registration provided by Section 3(a)(10) of the Securities Act.

Price Range of Our Class A Common Stock

  Our class A common stock is traded on The Nasdaq Stock Market's National Market under the symbol "ROIA." The table below shows, for the quarters indicated, the reported high and low bid quotes for our class A common stock on the Nasdaq Stock Market's National Market.

                                                                   High   Low
                                                                  ------ ------
      Fiscal Year 1999
        Second Quarter (beginning May 6)......................... $47.00 $28.00
        Third Quarter............................................  46.50  39.63
        Fourth Quarter...........................................  97.50  41.50

  The initial public offering of our class A common stock was priced on May 5, 1999 at $24.00 per share.

Dividends

  Since becoming a public company in May 1999, we have not declared any dividends on our common stock. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our board of directors in light of our earnings, financial position, capital requirements, the Bank Credit Facility, and the indenture governing our 12% Notes due 2004 (the "Indenture"), and such other factors as the board of directors deems relevant. See Note 4 to the Consolidated Financial Statements of Radio One included elsewhere in this Form 10-K.

Number of Stockholders

  Based upon a survey of record holders and a review of our stock transfer records, as of the date of this report there were approximately 6,200 holders of Radio One's common stock.

ITEM 6. SELECTED FINANCIAL DATA

  The following table contains selected historical consolidated financial data with respect to Radio One. The selected historical consolidated financial data have been derived from the Consolidated Financial Statements of Radio One for each of the fiscal years for the five year period ended December 31, 1999, which have been audited by Arthur Andersen LLP, independent public accountants. The selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Radio One included elsewhere in this Form 10-K.

  The following table includes information regarding broadcast cash flow, EBITDA, and after-tax cash flow. Broadcast cash flow consists of operating income before depreciation, amortization, local marketing agreement fees and corporate expenses. EBITDA consists of operating income before depreciation, amortization, and local marketing agreement fees. After-tax cash flow consists of income before income tax expense (benefit) and extraordinary items, minus net gain on sale of assets (net of tax) and the current income tax provision, plus depreciation and amortization expense. Although broadcast cash flow, EBITDA, and after-tax cash flow are not measures of performance or liquidity calculated in accordance with GAAP, we believe that these measures are useful to an investor in evaluating Radio One because these measures are widely used in the broadcast industry as a measure of a radio broadcasting company's performance. Nevertheless, broadcast cash flow, EBITDA and after-tax cash flow should not be considered in isolation from or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. Moreover, because broadcast cash flow, EBITDA and after-tax cash flow are not measures calculated in accordance with GAAP, these performance measures are not necessarily comparable to similarly titled measures employed by other companies.

                                         Fiscal Years Ended (1)
                              ------------------------------------------------
                                                     December 31,
                              December 25, -----------------------------------
                                  1995      1996     1997     1998      1999
                              ------------ -------  -------  -------  --------
                                             (In Thousands)
Statement of Operations:
Net broadcast revenue.......    $21,455    $23,702  $32,367  $46,109  $ 81,703
Station operating expenses..     11,736     13,927   18,848   24,501    44,259
Corporate expenses..........      1,995      1,793    2,155    2,800     4,380
Depreciation and
 amortization...............      3,912      4,262    5,828    8,445    17,073
                                -------    -------  -------  -------  --------
 Operating income...........      3,812      3,720    5,536   10,363    15,991
Interest expense(2).........      5,289      7,252    8,910   11,455    15,279
Other income (expense),
 net........................         89        (77)     415      358     2,149
Income tax (benefit)
 expense(3).................        --         --       --    (1,575)    2,728
                                -------    -------  -------  -------  --------
 (Loss) income before
  extraordinary item........     (1,388)    (3,609)  (2,959)     841       133
Extraordinary loss..........        468        --     1,985      --        --
                                -------    -------  -------  -------  --------
 Net (loss) income..........    $(1,856)   $(3,609) $(4,944) $   841  $    133
                                =======    =======  =======  =======  ========
Other Data:
Broadcast cash flow.........    $ 9,719    $ 9,775  $13,519  $21,608  $ 37,444
Broadcast cash flow
 margin(4)..................       45.3%      41.2%    41.8%    46.9%     45.8%
EBITDA (before non-cash
 compensation)..............    $ 7,724    $ 7,982  $11,364  $18,808  $ 33,289
After-tax cash flow.........      2,524        806    2,869    7,248    16,303
Cash interest expense(5)....      5,103      4,815    4,413    7,192    10,762
Capital expenditures........        224        252    2,035    2,236     3,252
Balance Sheet Data (at
 period end):
Cash and cash equivalents.........................................    $  6,221
Intangible assets, net............................................     218,460
Total assets......................................................     527,536
Total debt (including current portion and deferred interest)......      82,626
Preferred stock...................................................         --
Total stockholders' equity........................................     420,256

--------
(1) Year-to-year comparisons are significantly affected by Radio One's acquisition of various radio stations during the periods covered. See "Management's Discussion and Analysis of Financial Condition and Results of Operations." Prior to the fiscal year ended December 31, 1996, Radio One's accounting reporting period was based on a fifty-two/fifty-three week period ending on the last Sunday of the calendar year. During 1996, we changed our fiscal year end to December 31.
(2) Interest expense includes non-cash interest, such as the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs.
(3) From January 1, 1996 to May 19, 1997, Radio One elected to be treated as an S corporation for U.S. federal and state income tax purposes and, therefore, generally was not subject to income tax at the corporate level during that period.
(4) Broadcast cash flow margin is defined as broadcast cash flow divided by net broadcast revenue.
(5) Cash interest expense is calculated as interest expense less non-cash interest, including the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs, for the indicated period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following information should be read in conjunction with "Selected Financial Data" and the Consolidated Financial Statements and Notes thereto included elsewhere in this Form 10-K.

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

  Radio One's net broadcast revenue is affected primarily by the advertising rates our radio stations are able to charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on
(1) a radio station's audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports developed by Arbitron, (2) the number of radio stations in the market competing for the same demographic groups, and (3) the supply of and demand for radio advertising time. Advertising rates are generally highest during morning and afternoon commuting hours. In 1999, approximately 68.1% of Radio One's revenue was generated from local advertising and 30.1% was generated from national spot advertising. The balance of 1999 revenue was generated primarily from network advertising, tower rental income and ticket and other revenue related to Radio One sponsored events.

  The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net broadcast revenue and broadcast cash flow, although broadcast cash flow is not a measure utilized under generally accepted accounting principles ("GAAP"). Broadcast cash flow should not be considered in isolation from, nor as a substitute for, operating income, net income, cash flow, or other consolidated income or cash flow statement data computed in accordance with GAAP, nor as a measure of Radio One's profitability or liquidity. Despite its limitations, broadcast cash flow is widely used in the broadcasting industry as a measure of a company's operating performance because it provides a meaningful measure of comparative radio station performance, without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, particularly in the case of acquisitions and corporate expenses.

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

  In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce expenses by exchanging advertising time for goods or services. In order to maximize cash revenue from our spot inventory, we minimize the use of trade agreements and have reduced trade revenue to approximately 2.0% of our gross revenue in 1999, down from approximately 2.7% in 1997.

  Radio One calculates same station growth over a particular period by comparing performance of stations owned or operated under an LMA during the current period with the performance of the same stations for the corresponding period in the prior year. However, no station will be included in such a comparison unless it has been owned or operated under an LMA for at least one month of every quarter included in each of the current and corresponding prior-year periods.

  From January 1, 1997, through December 31, 1999, Radio One acquired 15 radio stations and began operating three stations under a Time Brokerage Agreement, the acquisition of which is pending. On May 19, 1997, Radio One acquired WPHI-FM, in Philadelphia, for approximately $20.0 million, after having operated the station under a Time Brokerage Agreement since February 8, 1997. On March 16, 1998, Radio One, through an Unrestricted Subsidiary, acquired BHI, owner and operator of WYCB-AM, in Washington, D.C., for approximately $3.8 million. On June 30, 1998, Radio One acquired Bell Broadcasting, owner and operator of WDTJ-FM and WCHB-AM in Detroit, and WJZZ-AM in Kingsley, Michigan, for approximately $34.2 million. On December 28, 1998, Radio One acquired Allur-Detroit, owner and operator of WDMK-FM, in Detroit, for approximately $26.5 million. On March 30, 1999, Radio One acquired its affiliate, ROA, owner and operator of WHTA-FM in Atlanta, for approximately 3.3 million shares of Radio One common stock, and ROA acquired the 67% of Dogwood it did not own for approximately $3.6 million. Dogwood owns and operates WAMJ-FM also in Atlanta. On April 30, 1999, Radio One acquired WENZ-FM and WERE-AM for approximately $20.0 million. On June 4, 1999, Radio One acquired the assets of WFUN-FM for approximately $13.6 million. On July 1, 1999, Radio One acquired WKJS-FM and WARV-FM for approximately $12.0 million. On July 15, 1999, Radio One acquired WDYL-FM for approximately $4.6 million. On October 1, 1999, Radio One acquired WBOT-FM in Boston for approximately $10.0 million. On May 6, 1999, Radio One entered into an asset purchase agreement to acquire WCDX-FM, WPLZ-FM, WJRV-FM and WGCV-AM in Richmond. The Company began operating the three Richmond FM stations under a Time Brokerage Agreement on June 1, 1999.

  The consolidated financial statements of Radio One for fiscal years 1997, 1998 and 1999 included elsewhere in this Form 10-K set forth the results of operations of WPHI-FM for approximately 11 months of fiscal year 1997, including the LMA period. For fiscal year 1998, they include WYCB-AM from March 16, 1998, through the end of fiscal year 1998; Bell Broadcasting from July 1, 1998, through the end of fiscal year 1998; and Allur-Detroit from December 29, 1998, through the end of fiscal year 1998. The consolidated financial statements of Radio One for the fiscal year 1999 set forth the results of operations of: ROA and Dogwood from March 30, 1999, through the end of the fiscal year 1999; WENZ-FM and WERE-AM from April 30, 1999 through the end of the fiscal year 1999; WCDX-FM, WPLZ-FM and WJRV-FM from June 1, 1999, through the end of the fiscal year 1999; WFUN-FM from June 4, 1999, through the end of the fiscal year 1999; WKJS-FM and WARV-FM from July 1, 1999, through the end of the fiscal year 1999; WDYL-FM from July 15, 1999, through the end of the fiscal year 1999; and WBOT-FM from October 1, 1999, through the end of the fiscal year 1999. The discussion below concerning results of operations reflects the operations of radio stations Radio One owned and/or managed during the periods presented. As a result of the aforementioned acquisitions and additions in operations (including the Time Brokerage Agreement for the three stations in Richmond in June, 1999), Radio One's historical financial data prior to such times are not directly comparable to Radio One's historical financial data for subsequent periods.

                       RADIO ONE, INC. AND SUBSIDIARIES
                             RESULTS OF OPERATIONS

  The following table summarizes Radio One's historical consolidated results of operations:

                                                     Years Ended December 31
                                                     -------------------------
                                                      1997     1998     1999
                                                     -------  -------  -------
                                                         (In Thousands)
Statement of Operations:
Net broadcast revenue..............................  $32,367  $46,109  $81,703
Station operating expenses.........................   18,848   24,501   44,259
Corporate expenses.................................    2,155    2,800    4,155
Stock-based compensation...........................      --       --       225
Depreciation and amortization......................    5,828    8,445   17,073
                                                     -------  -------  -------
  Operating income.................................    5,536   10,363   15,991
Interest expense...................................    8,910   11,455   15,279
Other income, net..................................      415      358    2,149
                                                     -------  -------  -------
(Loss) income before (benefit) provision for income
 taxes and extraordinary item......................   (2,959)    (734)   2,861
Income tax (benefit) provision.....................       --   (1,575)   2,728
  (Loss) income before extraordinary item..........   (2,959)     841      133
Extraordinary loss.................................    1,985      --       --
                                                     -------  -------  -------
  Net (loss) income................................  $(4,944) $   841  $   133
                                                     =======  =======  =======
Broadcast cash flow................................  $13,519  $21,608  $37,444
Broadcast cash flow margin.........................     41.8%    46.9%    45.8%
EBITDA.............................................  $11,364  $18,808  $33,289
After-tax cash flow................................    2,869    7,248   16,303

Fiscal Year Ended December 31, 1999 Compared to Fiscal Year Ended December 31, 1998

  Net Broadcast Revenue. Net broadcast revenue increased to approximately $81.7 million for the fiscal year ended December 31, 1999 from approximately $46.1 million for the fiscal year ended December 31, 1998 or 77.2%. This increase in net broadcast revenue was the result of continuing broadcast revenue growth in all of the markets in which we have operated for at least one year as we benefited from historical ratings increases at certain of our radio stations, improved power ratios at these stations, as well as from industry growth in each of these markets. Additional revenue gains were derived from our mid-1999 acquisitions in Cleveland and Richmond (where the Company also operates stations under a time brokerage agreement) as well as the March 30, 1999 acquisition of Radio One of Atlanta, Inc.

  Operating Expenses. Operating expenses increased to approximately $44.3 million for the fiscal year ended December 31, 1999 from approximately $24.5 million for the fiscal year ended December 31, 1998 or 80.8%. This increase in expenses was related to our rapid expansion within all of the markets in which we operate including higher costs in Washington associated with improved programming on our morning shows as well as start-up and expansion expenses in our newer markets of Detroit, Cleveland and Richmond, in particular, as well as the March 30, 1999 acquisition of Radio One of Atlanta, Inc.

  Corporate Expenses. Corporate expenses (including stock-based compensation) increased to approximately $4.4 million for the fiscal year ended December 31, 1999, from approximately $2.8 million for the fiscal year ended December 31, 1998, or 57.1%. This increase was due primarily to growth in the corporate staff consistent with our overall expansion and costs associated with operating as a public company.

  Depreciation and Amortization. Depreciation and amortization increased to approximately $17.1 million for the fiscal year ended December 31, 1999, from approximately $8.4 million for the fiscal year ended

December 31, 1998, or 103.6%. This increase was due primarily to our asset growth as well as our acquisitions in 1998 and 1999.

  Operating Income. Operating income increased to approximately $16.0 million for the fiscal year ended December 31, 1999 from approximately $10.4 million for the fiscal year ended December 31, 1998 or 53.8%. This increase was attributable to higher revenue as described above offset by higher depreciation and amortization expenses associated with several of our acquisitions made within the last year .

  Interest Expense. Interest expense increased to approximately $15.3 million for the fiscal year ended December 31, 1999 from approximately $11.5 million for the fiscal year ended December 31, 1998 or 33.0%. This increase relates primarily to interest incurred on higher average borrowings outstanding under our bank credit facility as a result of borrowings to fund certain acquisitions.

  Other Income. Other income increased to approximately $2.1 million for the fiscal year ended December 31, 1999 from approximately $0.4 million for the fiscal year ended December 31, 1998 or 425%. This increase was due to our higher cash balances following our two equity offerings during the year.

   Income (loss) before Provision (Benefit) for Income Taxes. Income before provision (benefit) for income taxes increased to approximately $2.9 million for the fiscal year ended December 31, 1999 from a loss of approximately $0.7 million for the fiscal year ended December 31, 1998. This increase was due to higher operating and interest income partially offset by higher depreciation, amortization and interest expense, as described above.

  Net Income. Net income decreased to approximately $0.1 million for the fiscal year ended December 31, 1999 from approximately $0.8 million for the fiscal year ended December 31, 1998 or 87.5%. The decrease in net income for the fiscal year was due to higher income before provision for income taxes in 1999 offset by an income tax provision in 1999 versus a tax benefit in 1998 related to an elimination of a deferred income tax asset valuation reserve.

  Broadcast Cash Flow. Broadcast cash flow increased to approximately $37.4 million for the fiscal year ended December 31, 1999 from approximately $21.6 million for the fiscal year ended December 31, 1998 or 73.1%. This increase was attributable to the increases in broadcast revenue partially offset by higher operating expenses as described above.

  Our broadcast cash flow margin decreased to approximately 45.8% for the fiscal year ended December 31, 1999, from 46.9% for the fiscal year ended December 31, 1998. This overall decrease for the year was the result of the acquisition of radio stations with considerably lower profit margins than those operated by us for periods longer than one year. On a same station basis, broadcast cash flow margin for the period increased to approximately 51.0% in 1999 from approximately 48.0% in 1998. The increase in those stations we have owned or operated for more than one year was the result of strong revenue gains in these more mature markets partially offset by slower expense growth in those markets.

  EBITDA. Earnings before interest, taxes, depreciation, and amortization (EBITDA), and excluding stock-based compensation expense, increased to approximately $33.3 million for the fiscal year ended December 31, 1999 from approximately $18.8 million for the fiscal year ended December 31, 1998 or 77.1%. This increase was attributable to the increase in broadcast revenue partially offset by higher operating expenses and higher corporate expenses, as described above.

Fiscal Year Ended December 31, 1998 Compared to Fiscal Year Ended December 31, 1997

  Net Broadcast Revenue. Net broadcast revenue increased to approximately $46.1 million for the fiscal year ended December 31, 1998, from approximately $32.4 million for the fiscal year ended December 31, 1997, or 42.3%. Approximately $3.8 million of the increase was attributable to stations acquired during 1998. On a same station basis, net revenue for the period increased approximately 30.6% to approximately $42.3 million in 1998 from approximately $32.4 million in 1997. This increase was the result of continuing broadcast revenue growth in Radio One's Washington, D.C., Baltimore, and Philadelphia markets as we benefited from ratings increases at certain of our radio stations, improved power ratios at these stations and radio market growth.

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

Liquidity and Capital Resources

  Our primary source of liquidity is cash provided by operations and, to the extent necessary, undrawn commitments available under the Bank Credit Facility. Our ability to borrow in excess of the commitments set forth in the Credit Agreement is limited by the terms of the Indenture. Additionally, such terms place restrictions on Radio One with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests among other things.

  We have used, and will continue to use, a significant portion of our capital resources to consummate acquisitions. These acquisitions were or will be funded from (i) the Bank Credit Facility, (ii) the proceeds of the historical offerings of our common stock, (iii) the proceeds of future common and/or preferred stock, and/or debt offerings, and (iv) internally generated cash flow.

  Radio One's balance of cash and cash equivalents was approximately $6.2 million as of December 31, 1999, and approximately $4.5 million as of December 31, 1998. This increase in cash resulted primarily from our follow-on public offering in November 1999 as well as higher cash from operations. We have entered into a $100.0 million Bank Credit Facility from which we have historically drawn down on as capital was required, primarily for acquisitions. On December 31, 1999, $100.0 million was available to be drawn down from the Bank Credit Facility.

  Net cash flow from operating activities increased to approximately $18.2 million for the fiscal year ended December 31, 1999, from approximately $9.3 million for the fiscal year ended December 31, 1998, or 95.7%. This increase was primarily due to lower net income and an increase in trade account receivables more than offset by higher non-cash expenses and an increase in payables. Non-cash expenses of depreciation and amortization increased to approximately $17.1 million for fiscal year ended December 31, 1999, from approximately $8.4 million for the fiscal year ended December 31, 1998, or 103.6%, due, primarily, to our acquisitions in the second half of 1998 and at various times in 1999. Non-cash expenses of amortization of debt financing costs, unamortized discount and deferred interest increased to approximately $4.6 million for the fiscal year ended December 31, 1999, from approximately $4.1 million for the fiscal year ended December 31, 1998, or 12.2%, due primarily to the terms of the 12% Notes issued in 1997.

  Net cash flow used in investing activities increased to approximately $346.6 million for the fiscal year ended December 31, 1999, compared to approximately $61.2 million for the fiscal year ended December 31, 1998, or 466.3%. During the fiscal year ended December 31, 1999, we used $85.4 million of cash to acquire radio stations or make deposits on radio stations we have agreed to acquire. Additionally, we purchased $256.3 million worth of short-term investment securities with cash from operations as well as cash raised in two public stock offerings, made purchases of capital equipment totaling approximately $3.3 million and made approximately $1.6 million worth of investments in other companies. During the fiscal year ended December 31, 1998, we used $59.1 million of cash to acquire radio stations or make deposits on radio stations we had agreed to acquire and made net purchases of capital equipment totaling approximately $2.0 million.

  Net cash flow from financing activities was approximately $330.1 million for the fiscal year ended December 31, 1999. During the fiscal year ended December 31, 1999 we completed our initial public stock offering and a follow-on stock offering and raised approximately $412.0 million net of offering costs. Also during the fiscal year ended December 31, 1999 we borrowed approximately $75.7 million to fund various acquisitions and repaid $128.8 million worth of debt with cash from operations and from our two equity offerings. In conjunction with these borrowings and our 12% Notes issued in 1997, we incurred approximately $0.6 million in deferred debt financing costs. Additionally, during the fiscal year ended December 31, 1999, we repaid approximately $28.2 million of Cumulative Redeemable Preferred Stock with proceeds from our initial public offering. During the fiscal year ended December 31, 1998, Radio One entered into a $57.5 million Bank Credit Facility, of which, approximately $49.4 million was used to finance partially the acquisitions of Bell Broadcasting and Allur-Detroit. In conjunction with this facility and our 12% Notes issued in 1997, we incurred approximately $1.0 million in deferred debt financing costs. Additionally, during the fiscal year ended December 31, 1998, a wholly-owned Unrestricted Subsidiary of Radio One financed the acquisition of WYCB-AM with a promissory note due to the seller for approximately $3.8 million. As a result, cash and cash equivalents increased by approximately $1.8 million during the fiscal year ended December 31, 1999, compared to a decrease of approximately $4.0 million during the fiscal year ended December 31, 1998.

  We continuously review, and are currently reviewing, opportunities to acquire additional radio stations, primarily in the top 40 African-American markets. As of the date of this report, other than the pending transactions with Clear Channel Communications, Inc. AMFM, Inc., Davis Broadcasting, Inc., Shirk, Inc. and IBL, L.L.C., we have no written or oral understandings, letters of intent or contracts to acquire radio stations. We anticipate that any future radio station acquisitions would be financed through funds generated from operations, equity financings, permitted debt financings, debt financings through Unrestricted Subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.

  Management believes that, based on current levels of operations and anticipated internal growth, cash flow from operations together with other available sources of funds will be adequate for the foreseeable future to consummate the acquisitions of radio stations we have agreed to acquire, make required payments of interest on Radio One's indebtedness, to fund anticipated capital expenditures and working capital requirements and to enable us to comply with the terms of our debt agreements. Our ability to meet our debt service obligations and reduce our total debt, and our ability to refinance the 12% Notes due 2004, at or prior to their scheduled maturity date in 2004, will depend upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. For 2000, we anticipate maintenance capital expenditures to be between $2.0 million and $4.0 million and total capital expenditures to be between $4.0 million and $7.0 million.

Impact of Inflation

  We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 1999. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

  Seasonal net broadcast revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Radio One's first fiscal quarter generally produces the lowest net broadcast revenue for the year.

Year 2000 Compliance

  We believe that we have successfully rendered our internal management and other administrative systems and external information systems year 2000 compliant. In addition, we surveyed vendors of third-party technologies we utilize in our business and applied updates or made arrangements to correct potential year 2000 compliance problems. Since January 1, 2000, we have experienced no significant disruptions in our business operations as a result of year 2000 compliance problems or otherwise, and we have received no reports of any material year 2000 compliance problems. We are continuing to monitor third-party vendors of technologies we use for additional recommended year 2000 upgrades, which we will apply as soon as they become available. To date, the total cost of our efforts to address year 2000 compliance has not been material.

  Nonetheless, some problems related to year 2000 risks may not appear until several months after January 1, 2000. Year 2000 issues could include problems with our own systems or with third-party products or technology that we use or with which our systems exchange data. Any problems that are not identified and corrected successfully and completely could adversely affect our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

  We do not have significant interest rate risk related to our Senior Subordinated Notes, which have an interest rate of 12%. We do not have foreign currency risk as we have no foreign operations. We do not have any derivative commodity instruments or other financial instruments such as interest rate swaps, foreign currency forwards, futures and options, and foreign currency denominated debt. We do not have commodity price risk or other relevant market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The consolidated financial statements of Radio One required by this item are filed with this report on Pages F-1 to F-17.

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

                               Age as of
 Name                           2/9/00   Position
 ----------------------------  --------- -------------------------------------
                                         Chairperson of the Board of Directors
 Catherine L. Hughes.........      52    and Secretary
                                         Chief Executive Officer, President,
 Alfred C. Liggins, III (1)..      35    Treasurer, and Director
                                         Executive Vice President and Chief
 Scott R. Royster............      35    Financial Officer
 Mary Catherine Sneed........      48    Chief Operating Officer
                                         General Counsel and Assistant
 Linda J. Eckard.............      42    Secretary
 Steve Hegwood...............      38    Vice President of Programming
 Leslie J. Hartmann..........      38    Corporate Controller
 Terry L. Jones (2)..........      53    Director
 Brian W. McNeill (2)........      43    Director
 Larry D. Marcus.............      51    Director

--------
(1) Mr. Alfred C. Liggins, III, is the son of Ms. Catherine L. Hughes
(2) Member of the Audit and Compensation Committees

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

  Ms. Eckard has been General Counsel of Radio One since January 1998 and Assistant Secretary of Radio One since April 1999. Prior to joining Radio One as General Counsel, Ms. Eckard represented Radio One as outside counsel from July 1995 until assuming her current position. Ms. Eckard was a partner in the Washington, D.C. office of Davis Wright Tremaine LLP, from August 1997 to December 1997. Her practice focused on transactions and FCC regulatory matters. Prior to joining Davis Wright Tremaine LLP, Ms. Eckard was a shareholder of Roberts & Eckard, P.C., a firm that she co-founded in April 1992. Ms. Eckard is a graduate of Gettysburg College, the National Law Center at George Washington University and the University of Glasgow. Ms. Eckard is admitted to the District of Columbia Bar and the Bar of the United States Supreme Court.

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

  Mr. Jones has been a director of Radio One since 1995. Since 1990, Mr. Jones has been President of Syndicated Communications, Inc., a communications venture capital investment company, and its wholly owned subsidiary, Syncom Capital Corporation. He joined Syndicated Communications, Inc. in 1978 as a Vice President. Mr. Jones serves in various capacities, including director, president, general partner and vice president, for various other entities affiliated with Syndicated Communications, Inc. He also serves on the board of directors of the National Association of Investment Companies, Delta Capital Corporation, Sun Delta Capital Access Center, Cyber Digital Inc. and the Southern African Enterprise Development Fund. Mr. Jones earned his B.S. degree from Trinity College, his M.S. from George Washington University and his M.B.A. from Harvard Business School.

  Mr. McNeill has been a director of Radio One since 1995. Since 1986, Mr. McNeill has been a General Partner of Burr, Egan, Deleage & Co., a major private equity firm which specializes in investments in the communications and technology industries. He has served as a director in many private radio and television broadcasting companies such as Tichenor Media Systems, OmniAmerica Group, Panache Broadcasting and Shockley Communications. From 1979 to 1986, he worked at the Bank of Boston where he started and managed that institution's broadcast lending group. Mr. McNeill is a graduate of Holy Cross College and earned an M.B.A. from the Amos Tuck School at Dartmouth College. He currently serves as a director of Acme Communications, Inc., a public company with ownership interests in nine television stations.

  Mr. Marcus became a director of Radio One in April 1999. Mr. Marcus is currently President of Peak Media L.L.C., which is the sole management member of Peak Media Holdings L.L.C., the owner of a television station in Johnstown, Pennsylvania, and the operator under a time brokerage agreement of a television station in Altoona, Pennsylvania. In 1989, Mr. Marcus became the Chief Financial Officer of River City Broadcasting, L.P., licensee of ten television stations and thirty-four radio stations located in medium to large markets. River City Broadcasting was sold to Sinclair Broadcasting in 1996. Mr. Marcus is also a director of Citation Computer Systems, Inc., a publicly traded NASDAQ company. Mr. Marcus is a graduate of City College of New York.

Section 16(a) Beneficial Ownership Reporting Compliance

  Section 16(a) of the Securities Exchange Act of 1934 requires Radio One's directors and executive officers and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission reports showing ownership of and changes in ownership of our common stock and other equity securities. On the basis of reports and representations submitted by Radio One's directors, executive officers, and greater than ten percent owners, we believe that all required Section 16(a) filings for fiscal 1999 were timely made, except that the initial report on Form 3 for Mr. Marcus was inadvertently filed approximately one month after its due date.

ITEM 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Compensation of Directors

  Our non-officer directors are reimbursed for all out-of-pocket expenses related to meetings attended. In addition, Mr. Marcus receives an annual stipend of $24,000. Our other non-officer directors receive no additional compensation for their services as directors. Our officers who serve as directors do not receive compensation for their services as directors other than the compensation they receive as officers of Radio One.

Compensation of Executive Compensation

  The following information relates to compensation of our Chief Executive Officer and each of our most highly compensated executive officers (the "Named Executives") for the fiscal years ended December 31, 1999, 1998 and 1997 (as applicable):

                          Summary Compensation Table

                                                          Long Term
                                                     Compensation Awards
                                                 ---------------------------
                                                                  Securities
Name and Principal                               Restricted Stock Underlying    All Other
Positions                 Year  Salary   Bonus        Awards       Options   Compensation(2)
------------------------  ---- -------- -------- ---------------- ---------- ---------------
Catherine L. Hughes.....  1999 $250,000 $150,000     $    --           --        $6,167
 Chairperson of the
  Board of Directors and  1998  225,000  100,000          --           --         3,232
  Secretary               1997  193,269   50,000          --           --         3,050
Alfred C. Liggins, III..  1999  300,000  250,000          --           --         6,230
 Chief Executive          1998  225,000  100,000          --           --         3,567
  Officer, President,     1997  193,269   50,000          --           --         3,125
  Treasurer and Director
Scott R. Royster........  1999  200,000  175,000      225,000(1)    18,646        7,739
 Executive Vice
  President and Chief     1998  165,000   50,000          --           --           --
  Financial Officer       1997  148,077   25,000          --           --           --
Mary Catherine Sneed....  1999  220,000   50,000          --           --           --
 Chief Operating Officer  1998  200,000   50,000          --           --           --
Linda J. Eckard.........  1999  175,000   90,000          --        31,077          --
 General Counsel          1998  150,000   25,000          --           --           --

--------
(1) Represents 51,194 shares of class C common stock with a value as of December 31, 1999 (based on the last reported sale price for class A common stock on the Nasdaq National Market on such date of $92) of $4,709,848. Twenty-five percent of the stock vested on the date of grant; the remaining stock will vest in equal increments every month beginning February 28, 1999 and ending December 31, 2001.
(2)  Represents personal use of vehicle and other taxable fringe benefits.

                       Option Grants in Last Fiscal Year

                                                                          Potential
                                                                          Realizable
                                                                       Value at Assumed
                                                                            Annual
                                                                        Rates of Stock
                                                                       Price for Option
                                                                             Term
                                                                      ------------------
                         Number of   % of Total
                         Securities   Options
                         Underlying  Granted to
                          Options   Employees in Exercise Expiration
          Name            Granted   Fiscal Year   Price      Date        5%       10%
          ----           ---------- ------------ -------- ----------- -------- ---------
Scott R. Royster........   18,646        9.0%     $24.00  May 5, 2009 $281,433 $ 713,206
Linda J. Eckard.........   31,077       15.0       24.00  May 5, 2009  469,060 1,188,690

                         Fiscal Year-End Option Values

                               Number of Securities
                              Underlying Unexercised     Value of Unexercised
                              Options at Fiscal Year-   In-the-Money Options at
                                        End                 Fiscal Year-End
                             ------------------------- -------------------------
            Name             Exercisable Unexercisable Exercisable Unexercisable
            ----             ----------- ------------- ----------- -------------
Scott R. Royster............    4,662       13,984      $317,016     $ 950,912
Linda J. Eckard.............    7,289       23,788       495,652     1,617,584

Employment Agreements

  Ms. Catherine L. Hughes Employment Agreement. We anticipate entering into a three-year employment agreement with Ms. Hughes pursuant to which Ms. Hughes will continue to serve as Radio One's Chairperson of the board of directors. Ms. Hughes will receive an annual base salary of $250,000 effective January 1, 1999, subject to an annual increase of not less than 5%, and an annual cash bonus at the discretion of the board of directors. We could incur severance obligations under the expected terms of the employment agreement in the event that Ms. Hughes's employment is terminated.

  Mr. Alfred C. Liggins, III Employment Agreement. We anticipate entering into a three-year employment agreement with Mr. Liggins pursuant to which Mr. Liggins will continue to serve as Radio One's Chief Executive Officer and President. Mr. Liggins will receive an annual base salary of $300,000 effective January 1, 1999, subject to an annual increase of not less than 5%, and an annual cash bonus at the discretion of the board of directors. Radio One could incur severance obligations under the expected terms of the employment agreement in the event that Mr. Liggins' employment is terminated.

  Mr. Scott R. Royster Employment Agreement. We are party to a three-year employment agreement with Mr. Royster pursuant to which Mr. Royster serves as our Chief Financial Officer and Executive Vice President. Mr. Royster receives an annual base salary of $300,000 effective January 1, 2000, subject, under the terms of the employment agreement, to an annual increase of not less than 5% and an annual cash bonus at the discretion of the board of directors. We could incur severance obligations under the expected terms of the employment agreement in the event that Mr. Royster's employment is terminated.

  Ms. Linda J. Eckard Employment Agreement. We anticipate entering into an employment agreement with Ms. Eckard pursuant to which Ms. Eckard will continue to serve as our General Counsel. Under the expected terms of the employment agreement, Ms. Eckard will receive an annual base salary of $200,000 effective January 1, 2000, subject to an annual increase of not less than 5% and an annual cash bonus at the discretion of the board of directors. We could incur severance obligations under the expected terms of the employment agreement in the event that Ms. Eckard's employment is terminated.

401(k) Plan

  We adopted a defined contribution 401(k) savings and retirement plan effective August 1, 1994. Employees are eligible to participate after completing 90 days of service and attaining age 21. Participants may contribute up to 15% of their gross compensation subject to certain limitations.

Stock Option Plan

  On March 10, 1999, we adopted an option plan designed to provide incentives relating to equity ownership to present and future executive, managerial and other key employees, directors and consultants of Radio One and our subsidiaries as may be selected in the sole discretion of the board of directors. The option plan provides for the granting to participants of stock options and restricted stock grants as the Compensation Committee of the board of directors, or such other committee of the board of directors as the board of directors may designate (the "Committee") deems to be consistent with the purposes of the option plan. An aggregate of

1,408,100 shares of common stock have been reserved for issuance under the option plan. The option plan affords Radio One latitude in tailoring incentive compensation for the retention of key personnel, to support corporate and business objectives, and to anticipate and respond to a changing business environment and competitive compensation practices. As of December 31, 1999, we have granted options to purchase 207,208 shares of class A common stock having a weighted average exercise price of $24.00 per share.

  The Committee has exclusive discretion to select the participants, to determine the type, size and terms of each award, to modify the terms of awards, to determine when awards will be granted and paid, and to make all other determinations which it deems necessary or desirable in the interpretation and administration of the option plan. The option plan terminates ten years from the date that the option plan was approved and adopted by the stockholders of Radio One. Generally, a participant's rights and interest under the option plan are not transferable except by will or by the laws of descent and distribution.

  Options, which include non-qualified stock options and incentive stock options, are rights to purchase a specified number of shares of common stock at a price fixed by the Committee. The option price may be less than, equal to or greater than the fair market value of the underlying shares of common stock, but in no event will the exercise price of an incentive stock option be less than the fair market value on the date of grant. Options will expire not later than ten years after the date on which they are granted. Options will become exercisable at such times and in such installments as the Committee shall determine. Upon termination of a participant's employment with Radio One, options that are not exercisable will be forfeited immediately and Options that are exercisable will be forfeited on the ninetieth day following such termination unless exercised by the participant. Payment of the option price must be made in full at the time of exercise in such form (including, but not limited to, cash or common stock of Radio One) as the Committee may determine.

  Grants are awards of restricted common stock at no cost to participants and are generally subject to vesting provisions as determined by the Committee. Upon termination of a participant's employment with Radio One, grants that are not vested will be forfeited immediately.

  In the event of a reorganization, recapitalization, stock split, stock dividend, combination of shares, merger, consolidation, distribution of assets, or any other change in the corporate structure or shares of Radio One, the Committee will make any adjustments it deems appropriate in the number and kind of shares reserved for issuance upon the exercise of options and vesting of grants under the option plan and in the exercise price of outstanding options.

Compensation Committee Interlocks and Insider Participation

  Radio One has formed a Compensation Committee of the Board of Directors of Radio One, and all of the directors serving on such Compensation Committee are directors who are not employees of Radio One. The Compensation Committee is comprised of Messrs. Terry L. Jones and Brian W. McNeill. No member of our Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity. See Item 13--"Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 8, 2000, by: (1) each person (or group of affiliated persons) known by us to be the beneficial owner of more than five percent of any class of common stock; (2) each Named Executive; (3) each of our directors; (4) all of our directors and officers as a group. The number of shares of each class of common stock excludes the shares of any other class of common stock issuable upon conversion of that class of common stock. Unless otherwise indicated in the footnotes below, each stockholder possesses sole voting and investment power with respect to the shares listed. Information with respect to the beneficial ownership of shares has been provided by the stockholders.

                                                Common Stock
                          --------------------------------------------------------
                               Class A            Class B           Class C(1)
                          ------------------ ------------------ ------------------
                                                                                   Percent  Percent
                                                                                   of Total of Total
                          Number of Percent  Number of Percent  Number of Percent  Economic  Voting
Name of Beneficial Owner   Shares   of Class  Shares   of Class  Shares   of Class Interest  Power
------------------------  --------- -------- --------- -------- --------- -------- -------- --------
Catherine L.
 Hughes(2)(3)...........      1,000     *      851,536   29.7%  3,121,048   99.6%    14.1%    16.7%
Alfred C. Liggins,
 III(2)(4)..............     38,036     *    2,010,307   70.1   3,121,048   99.6     18.3     39.5
Scott R. Royster(5).....     51,376     *           --     --          --     --        *        *
Linda J. Eckard(6)......     12,654     *           --     --          --     --        *        *
Mary Catherine Sneed....    230,922   1.0%          --     --          --     --        *        *
Terry L. Jones(7).......  1,077,318   4.8           --     --          --     --      3.8%     2.1%
Brian W. McNeill(8).....    492,258   2.2           --     --          --     --      1.7      1.0
Larry D. Marcus.........      2,500     *           --     --          --     --        *        *
FMR Corp................  1,122,870   5.0%          --     --          --     --      4.0%     2.2%
Janus Capital
 Corporation............  1,774,975   8.0           --     --          --     --      5.8      3.2
Putnam Investments,
 Inc....................  2,096,619   9.4           --     --          --     --      7.4      4.1
All Directors and Named
 Executives as a group
 (8 persons)............  1,906,064   8.6    2,861,843   99.8   3,121,048   99.6     27.9     59.9

--------
 *  Less than 1%
(1) The shares of class C common stock are held by Hughes-Liggins Family Partners, L.P., the limited partners of which are the Catherine L. Hughes Revocable Trust, dated March 2, 1999 (of which Ms. Hughes is the trustee and sole beneficiary), and the Alfred C. Liggins, III Revocable Trust, dated March 2, 1999 (of which Mr. Liggins is the trustee and sole beneficiary), and the general partner of which is Hughes-Liggins & Company, L.L.C., the members of which are the Catherine L. Hughes Revocable Trust, dated March 2, 1999, and the Alfred C. Liggins, III Revocable trust, dated March 2, 1999.
(2) The shares of class A common stock and class B common stock are subject to a voting agreement between Ms. Hughes and Mr. Liggins with respect to the election of Radio One's directors.
(3) The shares of class B common stock are held by the Catherine L. Hughes Revocable Trust, dated March 2, 1999.
(4) The shares of class B common stock are held by the Alfred C. Liggins, III Revocable Trust, dated March 2, 1999.
(5) Includes 6,992 shares of class A common stock obtainable upon the exercise of stock options exercisable within 60 days of March 13, 2000.
(6) Includes 11,654 shares of class A common stock obtainable upon the exercise of stock options exercisable within 60 days of March 13, 2000.
(7) Includes 49,557 shares of class A common stock held by Mr. Jones, 300 shares of class A common stock held by each of Mr. Jones' three daughters, and 1,026,861 shares of class A common stock held by Syncom Capital Corporation. Mr. Jones is the President of Syncom Capital Corporation and may be deemed to share beneficial ownership of shares of class A common stock held by Syncom Capital Corporation by virtue of his affiliation with Syncom Capital Corporation. Mr. Jones disclaims beneficial ownership in such shares.
(8) Includes 14,217 shares of class A common stock held by Mr. McNeill and 478,041 shares of class A common stock held by Alta Subordinated Debt Partners III, L.P. Mr. McNeill is a general partner of Alta Subordinated Debt Partners III, L.P. and Mr. McNeill may be deemed to share beneficial ownership of shares of class A common stock held by Alta Subordinated Debt Partners III, L.P. by virtue of his affiliation with Alta Subordinated Debt Partners III, L.P. Mr. McNeill disclaims any beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Mableton Option

  Mr. Liggins, the Chief Executive Officer and President of Radio One, has a right, which he obtained in 1995, (the "Mableton Option") to acquire an interest in a construction permit for an FM radio station licensed to Mableton, Georgia (the "Mableton Station") which is in the Atlanta MSA. Mr. Liggins and Syndicated Communications Venture Partners II, L.P. have reached an agreement to provide initial funding to satisfy the requirements of the Mableton Option. Syndicated Communications Venture Partners II, L.P. has provided this funding, a portion of which will be reimbursed to it by Mr. Liggins. Terry L. Jones, a general partner of the general partner of Syndicated Communications Venture Partners II, L.P., is also a member of Radio One's board of directors. Mr. Liggins has also proposed that Radio One, most likely through ROA, enter into an LMA with respect to the Mableton Station, or otherwise participate in the operations and financing of the Mableton Station. Any such arrangement will be on terms at least as favorable to Radio One as any such transaction with an unaffiliated third party.

Office Lease

  We lease office space located at 100 St. Paul Street, Baltimore, Maryland from Chalrep Limited Partnership, a limited partnership controlled by Ms. Hughes and Mr. Liggins. The annual rent for the office space during 1999 was approximately $161,000 and is expected to increase.

Music One, Inc.

  Ms. Hughes and Mr. Liggins own a music company called Music One, Inc. We sometimes engage in promoting the recorded music product of Music One, Inc. We estimate that the dollar value of such promotion is nominal.

Allur-Detroit

  Allur-Detroit leases the transmitter site for WDMK-FM from American Signalling Corporation for approximately $72,000 per year. American Signalling Corporation is a wholly-owned subsidiary of Syndicated Communications Venture Partners II, L.P. Terry L. Jones, a general partner of the general partner of Syndicated Communications Venture Partners II, L.P., is also a member of Radio One's board of directors. We believe that the terms of this lease are not materially different than if the agreement were with an unaffiliated third party.

XM Satellite, Inc.

  Radio One and XM Satellite Radio, Inc. have entered into a Programming Partner Agreement whereby we will provide programming to XM Satellite Radio, Inc. for distribution over satellite-delivered channels. At the time we entered into this agreement, Worldspace, Inc. held 20% of the stock of XM Satellite Radio, Inc. Syndicated Communications Venture Partners II, L.P. owns approximately 1.25% of the stock of Worldspace, Inc. Terry L. Jones, a director of Radio One, is also a director of Worldspace, Inc.

Radio One of Atlanta, Inc.

  On March 30, 1999, we acquired all of the outstanding capital stock of ROA. ROA's stockholders included Alta Subordinated Debt Partners III, L.P. ("Alta"), Syndicated Communications Venture Partners II, L.P., and Alfred C. Liggins, III. Mr. Brian W. McNeill, a general partner of Alta, is also a member of Radio One's board of directors. Terry L. Jones, a general partner of the general partner of Syndicated Communications Venture Partners II, L.P., is also a member of Radio One's board of directors.

  Radio One issued approximately 3.3 million shares of common stock in exchange for the outstanding capital stock of ROA. Alta, Syndicated Communications Venture Partners II, L.P. and Mr. Liggins received a majority of such shares in exchange for their shares in ROA. In connection with this transaction, Mr. Liggins was paid a fee of approximately $1.2 million for arranging the acquisition. Also, as part of this transaction, Radio One assumed and retired debt and accrued interest of approximately $16.3 million of ROA and Dogwood. Of this amount, approximately $12.0 million was paid to Allied Capital Corporation, approximately $1.3 million was paid to Syndicated Communications Venture Partners II, L.P., and approximately $2.0 million was paid to Alta.

  The board of directors authorized the formation of an ad-hoc committee to oversee the valuation of ROA. The ad-hoc committee members were Catherine L. Hughes of Radio One, Sanford Anstey of BancBoston Investments, Inc. and Dean Pickerell of Medallion Capital, Inc. (formerly Capital Dimensions Venture Fund, Inc.). The committee was comprised of members of the board of directors of, and investors in, Radio One that did not have an interest in ROA.

  The ad-hoc committee recommended approval of the acquisition of ROA based upon its determination that the acquisition was fair to Radio One and its stockholders.

PNE Media Holdings, LLC

  We have invested approximately $1,000,000 in PNE Media Holdings, LLC. During the first quarter of 2000 we entered into an agreement to exchange our equity and debt instruments with PNE Media for stock in SGH Holdings, Inc., which is the holding company of a billboard company. SGH Holdings, Inc. and PNE Media have entered into an agreement to combine their assets. Alta and its affiliates own approximately 30% of the equity interest in PNE Media Holdings, LLC. Mr. McNeill, a general partner of Alta, is also a member of Radio One's board of directors.

NetNoir, Inc.

  We also made a $750,000 loan to NetNoir, Inc., an internet portal service provider. We provided $250,000 in cash and $500,000 of advertising in exchange for the loan. The loan is convertible into preferred stock. Subsequent to year-end, in March 2000, we made a commitment to invest an additional $2.5 million worth of advertising on our radio stations in exchange for an equity investment in NetNoir, Inc. It is anticipated that a representative of Radio One may serve on the board of directors of NetNoir. Several entities in which Mr. Jones has an interest as an officer or director own approximately 32% of the equity of NetNoir. Mr. Jones is a director of Radio One.

Executive Officers' Loans

  We have extended an unsecured loan to Mr. Liggins in the amount of $380,000, which bears interest at an annual rate of 5.56% and is evidenced by a demand promissory note. As of December 31, 1999, the aggregate outstanding principal and interest amount on this loan was $411,465. The purpose of the loan was to repay a loan that Mr. Liggins obtained from NationsBank, Texas, N.A. in 1997 to purchase an additional interest in Radio One.

  ROA has extended an unsecured loan to Mary Catherine Sneed, Chief Operating Officer of Radio One, in the original amount of $262,539, which bears interest at an annual rate of 5.56% and is evidenced by two demand promissory notes. As of December 31, 1999, the aggregate outstanding principal and interest amount on this loan was $274,291. The purpose of this loan was to pay Ms. Sneed's tax liability with respect to incentive stock grants of ROA stock received by Ms. Sneed.

  We have extended an unsecured loan to Mr. Royster in the amount of $87,564, which bears interest at an annual rate of 5.56% and is evidenced by a demand promissory note. As of December 31, 1999, the aggregate outstanding principal and interest on this loan was $90,027. The purpose of this loan was to pay Mr. Royster's tax liability with respect to the restricted stock grant that we made to Mr. Royster.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)(1) Financial Statements

  The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

  Index to Financial Statements
  Report of Independent Public Accountants
  Consolidated Balance Sheets as of December 31, 1998 and 1999
  Consolidated Statements of Operations for the years ended December 31,
   1997, 1998 and 1999
  Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1997, 1998 and 1999
  Consolidated Statements of Cash Flows for the years ended December 31,
   1997, 1998 and 1999
  Notes to Consolidated Financial Statements

  (a)(2) EXHIBITS: The following exhibits are filed as part of this annual statement.

 Exhibit
 Number                                Description
 -------                               -----------
  3.1    Certificate of Incorporation of Radio One, Inc. (incorporated by reference to Radio One's
         Amendment to its Registration Statement on Form S-1 filed on May 4,
         1999 (File No. 333-74351;
         Film No. 99610524)).
  3.2    Amended and Restated By-laws of Radio One, Inc., amended as of March
         17, 2000.
  4.1    Indenture dated as of May 15, 1997 among Radio One, Inc., Radio One
         Licenses, Inc. and United States Trust Company of New York
         (incorporated by reference to Radio One's Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 333-30795; Film No.
         98581327)).
  4.2    First Supplemental Indenture dated as of June 30, 1998, to Indenture dated as of May 15, 1997, by and among Radio One, Inc., as Issuer and
         United States Trust Company of New York, as Trustee, by and among
         Radio One, Inc., Bell Broadcasting Company, Radio One of Detroit,
         Inc., and United States Trust Company of New York, as Trustee
         (incorporated by reference to Radio One's Current Report on Form 8-K filed July 13, 1998 (File No. 333-30795; Film No. 98665139)).
  4.3    Second Supplemental Indenture dated as of December 23, 1998, to
         Indenture dated as of May 15, 1997, by and among Radio One, Inc., as
         Issuer and United States Trust Company of New York, as Trustee, by and
         among Radio One, Inc., Allur-Detroit, Allur Licenses, Inc., and United
         States Trust Company of New York, as Trustee (incorporated by reference to Radio One's Current Report on Form 8-K filed January 12,
         1999 (File No. 333-30795; Film No. 99504706)).
  4.7    Standstill Agreement dated as of June 30, 1998 among Radio One, Inc., the subsidiaries of Radio One, Inc., United States Trust Company of
         New York and the other parties thereto (incorporated by reference to
         Radio One's Quarterly Report on Form 10-Q for the period ended June
         30, 1998 (File No. 333-30795; Film No. 98688998)).
  4.9    Stockholders Agreement dated as of March 2, 1999 among Catherine L.
         Hughes and Alfred C. Liggins, III (incorporated by reference to Radio
         One's Quarterly Report on Form 10-Q for the period ended June 30, 1999
         (File No. 000-25969; Film No. 99686684)).
 10.1    Office Lease dated February 3, 1997 between National Life Insurance
         Company and Radio One, Inc. for premises located at 5900 Princess
         Garden Parkway, Lanham, Maryland, as amended on the period ended
         December 31, 1997 (File No. 333-30795; Film No. 98581327)).
 10.1(a) Amendment to Office Lease dated January 22, 1999 between National Life
         Insurance Company and Radio One, Inc. for premises located at 5900
         Princess Garden Parkway, Lanham, Maryland (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended
         June 30, 1999 (File No. 000-25969; Film No. 99686684)).

 Exhibit
  Number                               Description
 -------                               -----------
 10.3     Office Lease commencing November 1, 1993 between Chalrep Limited
          Partnership and Radio One, Inc., with respect to the property located at 100 St. Paul Street, Baltimore, Maryland (incorporated by reference to Radio One's Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 333-30795; Film No. 98581327)).
 10.6     Warrantholders' Agreement dated as of June 6, 1995, as amended by the
          First Amendment to Warrantholders' Agreement dated as of May 19,
          1997, among Radio One, Inc., Radio One Licenses, Inc. and the other parties thereto (incorporated by reference to Radio One's Annual
          Report on Form 10-K for the period ended December 31, 1997 (File No.
          333-30795; Film No. 98581327)).
 10.7(a)  Second Amendment to the Warrantholders' Agreement dated as of May 3,
          1999, among Radio One, Inc., Radio One Licenses, Inc. and the other parties thereto (incorporated by reference to Radio One's Quarterly
          Report on Form 10-Q for the period ended June 30, 1999 (File No. 000-
          25969; Film No. 99686684)).
 10.17    Credit agreement dated June 30, 1998 among Radio One, Inc., as the borrower and NationsBank, N.A., as Documentation Agent and Credit
          Suisse First Boston as the Agent (incorporated by reference to Radio
          One's Quarterly Report on Form 10-Q for the period ended June 30,
          1998 (File No. 333-30795; Film No. 98688998)).
 10.21    Time Management and Services Agreement dated March 17, 1998, among
          WYCB Acquisition Corporation, Broadcast Holdings, Inc., and Radio
          One, Inc. (incorporated by reference to Radio One's Annual Report on
          Form 10-K for the period ended December 31, 1997 (File No. 333-30795;
          Film No. 98581327)).
 10.30    Agreement dated February 20, 1998 between WUSQ License Limited
          Partnership and Radio One, Inc. (incorporated by reference to Radio
          One's Annual Report on Form 10-K for the period ended December 31,
          1997 (File No. 333-30795; Film No. 98581327)).
 10.40    Merger Agreement dated as of March 30, 1999 relating to the acquisition of Radio One of Atlanta, Inc. (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended
          June 30, 1998 (File No. 333-30795; Film No. 98688998)).
 10.41    Asset Purchase Agreement dated as of November 23, 1998 (as amended on
          December 4, 1998) relating to the acquisition of WFUN-FM, licensed to
          Bethalto, Illinois (incorporated by reference to Radio One's
          Amendment No. 3 to its registration statement on Form S-1 filed on
          April 14, 1999 (File No. 333-74351; Film No. 99593769)).
 10.42    Asset Purchase Agreement relating to the Acquisition of WENZ-FM and
          WERE-AM, both licensed to Cleveland, Ohio (incorporated by reference to Radio One's Amendment No. 3 to its registration statement on Form
          S-1 filed on April 14, 1999 (File No. 333-74351; Film No. 99593769)).
 10.43    Asset Purchase Agreement dated as of February 10, 1999 relating to the acquisition of WDYL-FM, licensed to Chester, Virginia
          (incorporated by reference to Radio One's Amendment No. 3 to its registration statement on Form S-1 filed on April 14, 1999 (File No.
          333-74351; Film No. 99593769)).
 10.44    Asset Purchase Agreement dated as of February 26, 1999 relating to the acquisition of WJKS-FM, licensed to Crewe Virginia, and WARV-FM, licensed Petersburg, Virginia (incorporated by reference to Radio
          One's Amendment No. 3 to its registration statement on Form S-1 filed on April 14, 1999 (File No. 333-74351; Film No. 99593769)).
 10.45    Asset Purchase Agreement dated as of May 6, 1999 relating to the acquisition of WCDX-FM, licensed to Mechanicsville, Virginia, WPLZ-
          FM, licensed to Petersburg, Virginia, WJRV-FM licensed to Richmond,
          Virginia, and WGCV-AM licensed to Petersburg, Virginia (incorporated by reference to Radio One's Registration Statement on Form S-1 filed on October 25, 1999 (File No. 333-89607; Film No. 99732728)).
 10.45(a) Time Brokerage Agreement dated May 5, 1999 among Radio One, Inc. and
          Sinclair Telecable, Inc. Commonwealth Broadcasting, L.L.C. and Radio
          One, Inc. (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 000-25969;
          Film No. 99686684)).

 Exhibit
 Number                                Description
 -------                               -----------
  10.46  Stock Purchase Agreement dated as of October 26, 1998, by and between
         Radio One and Syndicated Communications Venture Partners, II, L.P.
         (incorporated by reference to Radio One's Annual Report on Form 10-K for the period ended December 31, 1998 (File No. 333-30795; Film No.
         99581532)).
  10.50  Amended and Restated Credit Agreement dated as of February 26, 1999, among Radio One, Inc., as the borrower, and Nations Bank, N.A., as
         Administrative Agent, and Credit Suisse First Boston, as the
         Documentation Agent (incorporated by reference to Radio One's
         Amendment No. 3 to its registration statement on Form S-1 filed on
         April 14, 1999 (File No. 333-74351; Film No. 99593769)).
  10.52  Asset Purchase Agreement dated as of May 24, 1999 relating to the acquisition of WBOT-FM, licensed to Brockton, Massachusetts
         (incorporated by reference to Radio One's Quarterly Report on Form 10-
         Q for the period ended June 30, 1999 (File No. 000-25969; Film No.
         99686684)).
  10.53  Time Brokerage Agreement dated May 24, 1999 among Radio One, Inc. and
         Radio Station WBOT-FM, Brockton, Massachusetts (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 000-25969; Film No. 99686684)).
  10.54  Agreement and Plan of Warrant Recapitalization dated as of February
         25, 1999, among Radio One, Inc., Radio One Licenses, Inc. and the other parties thereto (incorporated by reference to Radio One's
         Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File
         No. 000-25969; Film No. 99686684)).
  10.55  Employment Agreement between Radio One, Inc. and Scott R. Royster dated effective as of January 1, 1999 (incorporated by reference to
         Radio One's Registration Statement on Form S-1 filed on October 25,
         1999 (File No. 333-89607; Film No. 99732728)).
  10.57  Asset Purchase Agreement dated as of December 1, 1999 relating to the acquisition of WPLY-FM, licensed to Philadelphia, Pennsylvania
         (incorporated by reference to Radio One's Registration Statement on
         Form S-1 on February 14, 2000(File No. 333-30285; Film No. 537846))
  21.1   Subsidiaries of Radio One, Inc.

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 28, 2000

                                          Radio One, Inc.

                                          By: /s/ Scott R. Royster____________
                                          Name: Scott R. Royster
                                          Title:  Executive Vice President,
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 2000.

                                          By: /s/ Catherine L. Hughes_________
                                          Name: Catherine L. Hughes
                                          Title: Chairperson, Director and
                                           Secretary

                                          By: /s/ Alfred C. Liggins, III______
                                          Name: Alfred C. Liggins, III
                                          Title:  Chief Executive Officer,
                                                  President and Director

                                          By: /s/ Terry L. Jones______________
                                          Name: Terry L. Jones
                                          Title: Director

                                          By: /s/ Brian W. McNeill____________
                                          Name: Brian W. McNeill
                                          Title: Director

                                          By: /s/ Larry D. Marcus_____________
                                          Name: Larry D. Marcus
                                          Title: Director

                   Report of Independent Public Accountants

To the Board of Directors and Stockholders of Radio One, Inc.:

  We have audited the accompanying consolidated balance sheets of Radio One, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 1998 and 1999, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radio One, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

/s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland,
March 20, 2000

                        RADIO ONE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                        As of December 31, 1998 and 1999

                                                        1998          1999
                                                    ------------  ------------
                      ASSETS
CURRENT ASSETS:
 Cash and cash equivalents......................... $  4,455,000  $  6,221,000
 Investments, available for sale...................          --    256,390,000
 Trade accounts receivable, net of allowance for
  doubtful accounts of $1,243,000 and $2,429,000,
  respectively.....................................   12,026,000    19,833,000
Prepaid expenses and other.........................      334,000     1,035,000
 Deferred income taxes.............................      826,000       984,000
                                                    ------------  ------------
    Total current assets...........................   17,641,000   284,463,000
PROPERTY AND EQUIPMENT, net........................    6,717,000    15,512,000
INTANGIBLE ASSETS, net.............................  127,639,000   218,460,000
OTHER ASSETS.......................................    1,859,000     9,101,000
                                                    ------------  ------------
    Total assets................................... $153,856,000  $527,536,000
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable.................................. $  1,190,000  $  1,663,000
 Accrued expenses..................................    3,708,000     6,941,000
 Income taxes payable..............................      143,000     1,532,000
                                                    ------------  ------------
    Total current liabilities......................    5,041,000    10,136,000
LONG-TERM DEBT AND DEFERRED INTEREST, net of
 current portion...................................  131,739,000    82,626,000
DEFERRED INCOME TAX LIABILITY......................   15,251,000    14,518,000
                                                    ------------  ------------
    Total liabilities..............................  152,031,000   107,280,000
                                                    ------------  ------------
COMMITMENTS AND CONTINGENCIES
 SENIOR CUMULATIVE REDEEMABLE PREFERRED STOCK:
 Series A, $.01 par value, 140,000 shares
  authorized, 84,843 shares issued and
  outstanding......................................   10,816,000           --
 Series B, $.01 par value, 150,000 shares
  authorized, 124,467 shares issued and
  outstanding......................................   15,868,000           --
STOCKHOLDERS' EQUITY:
 Common stock--Class A, $.001 par value, 30,000,000
  shares authorized, 0 and 17,221,000 shares issued
  and outstanding..................................          --         17,000
 Common stock--Class B, $.001 par value, 30,000,000
  shares authorized, 1,572,000 and 2,867,000 shares
  issued and outstanding...........................        2,000         3,000
 Common stock--Class C, $.001 par value, 30,000,000
  shares authorized, 3,146,000 and 3,184,000 shares
  issued and outstanding...........................        3,000         3,000
 Accumulated comprehensive income adjustments......          --         40,000
 Additional paid-in capital........................           --   446,400,000
 Accumulated deficit...............................  (24,864,000)  (26,207,000)
                                                    ------------  ------------
    Total stockholders' (deficit) equity...........  (24,859,000)  420,256,000
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $153,856,000  $527,536,000
                                                    ============  ============

   The accompanying notes are an integral part of these consolidated balance sheets.

                        RADIO ONE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended December 31, 1997, 1998 and 1999

                                           1997          1998         1999
                                        -----------  ------------  -----------
REVENUE:
 Broadcast revenue, including barter
  revenue of $1,010,000, $644,000 and
  $1,821,000, respectively............. $36,955,000  $ 52,696,000  $93,260,000
 Less: Agency commissions..............   4,588,000     6,587,000   11,557,000
                                        -----------  ------------  -----------
    Net broadcast revenue..............  32,367,000    46,109,000   81,703,000
                                        -----------  ------------  -----------
OPERATING EXPENSES:
 Program and technical.................   5,934,000     8,015,000   13,576,000
 Selling, general and administrative...  12,914,000    16,486,000   30,683,000
 Corporate expenses....................   2,155,000     2,800,000    4,155,000
 Stock-based compensation..............         --            --       225,000
 Depreciation and amortization.........   5,828,000     8,445,000   17,073,000
                                        -----------  ------------  -----------
    Total operating expenses...........  26,831,000    35,746,000   65,712,000
                                        -----------  ------------  -----------
    Operating income...................   5,536,000    10,363,000   15,991,000
INTEREST EXPENSE, including
 amortization of deferred financing
 costs.................................   8,910,000    11,455,000   15,279,000
OTHER INCOME, net......................     415,000       358,000    2,149,000
                                        -----------  ------------  -----------
    (Loss) income before (benefit)
     provision for income taxes and
     extraordinary item................  (2,959,000)     (734,000)   2,861,000
(BENEFIT) PROVISION FOR INCOME TAXES...         --     (1,575,000)   2,728,000
                                        -----------  ------------  -----------
 (Loss) income before extraordinary
  item.................................  (2,959,000)      841,000      133,000
EXTRAORDINARY ITEM:
 Loss on early retirement of debt......   1,985,000           --           --
                                        -----------  ------------  -----------
    Net (loss) income.................. $(4,944,000) $    841,000  $   133,000
                                        ===========  ============  ===========
NET LOSS APPLICABLE TO COMMON
 STOCKHOLDERS.......................... $(6,981,000) $ (2,875,000) $(1,343,000)
                                        ===========  ============  ===========
BASIC AND DILUTED LOSS PER COMMON
 SHARE:
 Loss before extraordinary item........ $      (.53) $       (.31) $      (.08)
                                        ===========  ============  ===========
 Net loss.............................. $      (.74) $       (.31) $      (.08)
                                        ===========  ============  ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic and diluted.....................   9,392,000     9,392,000   16,137,000
                                        ===========  ============  ===========

 The accompanying notes are an integral part of these consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
              For the Years Ended December 31, 1997, 1998 and 1999

                                 Common Common                Accumulated
                                 Stock  Stock                Comprehensive  Additional                     Total
                         Common  Class  Class  Comprehensive    Income       Paid-In     Accumulated   Stockholders'
                          Stock    B      C       Income      Adjustments    Capital       Deficit        Equity
                         ------- ------ ------ ------------- ------------- ------------  ------------  -------------
BALANCE, as of December
 31, 1996............... $   --  $2,000 $3,000                  $   --     $  1,158,000  $(16,166,000) $(15,003,000)
Net loss................     --     --     --                       --              --     (4,944,000)   (4,944,000)
Effect of conversion to
 C Corporation..........     --     --     --                       --       (1,158,000)    1,158,000           --
Preferred stock
 dividends..............     --     --     --                       --              --     (2,037,000)   (2,037,000)
                         ------- ------ ------                  -------    ------------  ------------  ------------
BALANCE, as of December
 31, 1997...............     --   2,000  3,000                      --              --    (21,989,000)  (21,984,000)
Net income..............     --     --     --                       --              --        841,000       841,000
Preferred stock
 dividends..............     --     --     --                       --              --     (3,716,000)   (3,716,000)
                         ------- ------ ------                  -------    ------------  ------------  ------------
BALANCE, as of December
 31, 1998...............     --   2,000  3,000                      --              --    (24,864,000)  (24,859,000)
Comprehensive income:
 Net income.............     --     --     --    $133,000           --              --        133,000       133,000
 Unrealized gain on
  securities............     --     --     --      40,000        40,000             --            --         40,000
                                                 --------
 Comprehensive income...     --     --     --    $173,000           --              --            --            --
                                                 ========
 Preferred stock
  dividends.............     --     --     --                       --              --     (1,476,000)   (1,476,000)
 Issuance of stock for
  acquisition...........   2,000  1,000    --                       --       34,191,000           --     34,194,000
 Stock issued to an
  officer...............     --     --     --                       --          225,000           --        225,000
 Conversion of
  warrants..............   5,000    --     --                       --           (5,000)          --            --
 Issuance of common
  stock.................  10,000    --     --                       --      411,989,000           --    411,999,000
                         ------- ------ ------                  -------    ------------  ------------  ------------
BALANCE, as of December
 31, 1999............... $17,000 $3,000 $3,000                  $40,000    $446,400,000  $(26,207,000) $420,256,000
                         ======= ====== ======                  =======    ============  ============  ============


 The accompanying notes are an integral part of these consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOW
              For the Years Ended December 31, 1997, 1998 and 1999

                                            1997         1998          1999
                                         -----------  -----------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income.....................  $(4,944,000) $   841,000  $    133,000
 Adjustments to reconcile net (loss)
  income to net cash from operating
  activities:
 Depreciation and amortization.........    5,828,000    8,445,000    17,073,000
 Amortization of debt financing costs,
  unamortized discount and deferred
  interest                                 3,270,000    4,110,000     4,597,000
 Loss on early retirement of debt......    1,985,000          --            --
 Deferred income taxes and reduction
  in valuation reserve on deferred
  income taxes.........................          --    (2,038,000)   (1,043,000)
 Non-cash compensation to officer......          --           --        225,000
 Non-cash advertising revenue in
  exchange for equity investments......          --           --       (448,000)
 Effect of change in operating assets
  and liabilities-
  Trade accounts receivable, net.......   (2,302,000)  (1,933,000)   (5,419,000)
  Prepaid expenses and other...........     (198,000)      (4,000)     (593,000)
  Other assets.........................     (147,000)  (1,391,000)     (627,000)
  Accounts payable.....................     (131,000)     830,000       369,000
  Accrued expenses.....................    1,576,000      296,000     2,218,000
  Income taxes payable.................           --      143,000     1,736,000
                                         -----------  -----------  ------------
   Net cash flows from operating
    activities.........................    4,937,000    9,299,000    18,221,000
                                         -----------  -----------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment....   (2,035,000)  (2,236,000)   (3,252,000)
 Proceeds from disposal of property and
  equipment............................           --      150,000            --
 Equity investments....................           --           --    (1,025,000)
 Loans made............................           --           --      (600,000)
 Purchase of available for sale
  investments..........................           --           --  (256,321,000)
 Deposits and payments for station
  purchases............................  (21,164,000) (59,085,000)  (85,373,000)
                                         -----------  -----------  ------------
   Net cash flows from investing
    activities.........................  (23,199,000) (61,171,000) (346,571,000)
                                         -----------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of debt.....................  (45,599,000)    (485,000) (128,804,000)
 Proceeds from new debt................   72,750,000   49,350,000    75,650,000
 Deferred financing costs..............   (2,148,000)  (1,038,000)     (569,000)
 Repayment of Senior Cumulative
  Redeemable Preferred Stock...........          --           --    (28,160,000)
 Proceeds from issuance of common
  stock, net of issuance costs                   --           --    411,999,000
 Financed equipment purchases..........       51,000        -- --           --
                                         -----------  -----------  ------------
   Net cash flows from financing
    activities.........................   25,054,000   47,827,000   330,116,000
                                         -----------  -----------  ------------
INCREASE (DECREASE) IN CASH AND CASH
 EQUIVALENTS...........................    6,792,000   (4,045,000)    1,766,000
CASH AND CASH EQUIVALENTS, beginning of
 year..................................    1,708,000    8,500,000     4,455,000
                                         -----------  -----------  ------------
CASH AND CASH EQUIVALENTS, end of
 year..................................  $ 8,500,000  $ 4,455,000  $  6,221,000
                                         ===========  ===========  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW
 INFORMATION:
 Cash paid for-
  Interest.............................  $ 4,413,000  $ 7,192,000  $ 10,762,000
                                         ===========  ===========  ============
  Income taxes.........................  $       --   $   338,000  $  2,252,000
                                         ===========  ===========  ============


 The accompanying notes are an integral part of these consolidated statements.

                       RADIO ONE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1997, 1998 and 1999

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Organization and Business

  Radio One, Inc. (a Delaware corporation referred to as Radio One) and its subsidiaries, Radio One Licenses, Inc., WYCB Acquisition Corporation, Radio One of Detroit, Inc., Allur-Detroit, Inc., and Allur Licenses, Inc. (Delaware corporations), Broadcast Holdings, Inc. (a Washington, D.C., corporation), Bell Broadcasting Company (a Michigan corporation) and Radio One of Atlanta, Inc. and its wholly owned subsidiaries, ROA Licenses, Inc. and Dogwood Communications, Inc. (Delaware Corporations), and its wholly owned subsidiary, Dogwood Licenses, Inc. (a Delaware corporation) (collectively referred to as the Company) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and operates radio stations in the Washington, D.C.; Baltimore, Maryland; Philadelphia, Pennsylvania; Detroit, Michigan; Kingsley, Michigan; Atlanta, Georgia; Cleveland, Ohio; St. Louis, Missouri; Richmond, Virginia; and Boston, Massachusetts, markets. The Company also operates radio stations in Richmond, Virginia through a time brokerage agreement (TBA).

  The Company has been and may be highly leveraged in the future, which may require substantial semi-annual and other periodic interest payments. The Company's operating results are significantly affected by its share of the audience in markets where it has stations

 Basis of Presentation

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

 IPO and Additional Public Offerings

  The Company effected an initial public offering (IPO) of common stock during May 1999, in which it sold approximately 5.4 million shares of Class A common stock. The Company completed an additional offering of common stock during November 1999, in which it sold approximately 5.2 million shares of Class A common stock. The Company received net proceeds of approximately $412 million from the offerings, after deducting offerings costs, and used a portion of the proceeds to repay amounts borrowed under its line of credit, redeem its preferred stock, repay a note payable and deferred interest, fund acquisitions and for other general corporate purposes. The Company plans to use the remaining proceeds for future acquisitions and other general corporate purposes.

  In March 2000, the Company completed a public offering of 5.0 million shares of Class A common stock at $70.00 per share. The net proceeds from this offering, net of offering costs, was approximately $335 million.

 Stock Split and Conversion

  The Company effected a 34,061-for-one stock split, effective May 6, 1999, in conjunction with the IPO. All share data included in the accompanying consolidated financial statements and notes thereto are as if the stock split had occurred prior to the periods presented.

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999


  Also, effective February 25, 1999, the Company converted certain Class A common stock held by the principal stockholders to Class B common stock which has ten votes per share, as compared to Class A common stock which has one vote per share, and certain of their Class A common stock to Class C common stock. Class C common stock has no voting rights except as required by Delaware law. All share data included in the accompanying consolidated financial statements and notes thereto are as if the stock conversion had occurred prior to the periods presented.

2. ACQUISITIONS:

  On February 28, 2000, the Company acquired WPLY-FM, located in the Philadelphia, Pennsylvania, area, for approximately $80.0 million. Radio One made a deposit of approximately $3.8 million towards the purchase price. This deposit is included in other assets in the accompanying consolidated balance sheet as of December 31, 1999.

  On October 1, 1999, the Company acquired the assets of WBOT-FM (formerly WCAV-FM), located in the Boston, Massachusetts, metropolitan area for approximately $10.0 million. The acquisition of WBOT-FM resulted in the recording of approximately $10.0 million of intangible assets.

  On July 15, 1999, the Company acquired WDYL-FM in Richmond, Virginia, for approximately $4.6 million. The acquisition resulted in the recording of approximately $4.6 million of intangible assets.

  On July 1, 1999, the Company acquired WKJS-FM and WARV-FM (formerly WSOJ-FM) in Richmond, Virginia, for approximately $12.0 million, subject to certain purchase price adjustments. The acquisition resulted in the recording of approximately $11.0 million of intangible assets.

  On June 4, 1999, the Company acquired the assets of WFUN-FM in St. Louis, Missouri, for approximately $13.6 million. The acquisition resulted in the recording of approximately $13.2 million of intangible assets. Radio One made a deposit of approximately $700,000 towards the purchase price that is included in other assets in the accompanying consolidated balance sheet as of December 31, 1998.

  On May 6, 1999, the Company entered into an asset purchase agreement to acquire WCDX-FM, WJRV-FM, WPLZ-FM and WCGV-AM in Richmond, Virginia, for approximately $34.0 million. Radio One made a deposit of approximately $1,250,000 towards the purchase price that is included in other assets in the accompanying consolidated balance sheet as of December 31, 1999. The Company operates the three FM stations under a Time Brokerage Agreement (TBA) and paid approximately $1,631,000 in TBA fees that are included in interest expense in the accompanying consolidated statement of operations for the year ended December 31, 1999.

  On April 30, 1999, the Company acquired the assets of WENZ-FM and WERE-AM in Cleveland, Ohio, for approximately $20.0 million. The acquisition resulted in the recording of approximately $15.4 million of intangible assets.

  On March 30, 1999, the Company acquired all of the outstanding stock of Radio One of Atlanta, Inc. (ROA), an affiliate of the Company and owner and operator of WHTA-FM in Atlanta, Georgia, for approximately 3,277,000 shares of the Company's common stock. At the time of the ROA acquisition, ROA owned approximately 33% of Dogwood Communications, Inc. (Dogwood), owner and operator of WAMJ-FM in Atlanta, Georgia. On March 30, 1999, ROA acquired the remaining approximate 67% of Dogwood for $3.6 million. The acquisition was accounted for using purchase accounting, with the portion of the excess purchase price over the net book value of the assets acquired related to the non-controlling stockholders being stepped up and that portion of the excess purchase price being recorded as goodwill. The remaining net book value of the assets acquired was recorded at historical cost. The acquisitions resulted in the recording of approximately $49.6 million of intangible assets.

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999


  On December 28, 1998, Radio One purchased all of the outstanding stock of Allur-Detroit, Inc. (Allur), which owned one radio station in Detroit, Michigan, for approximately $26.5 million. The acquisition of Allur resulted in the recording of approximately $31.7 million of intangible assets (including the recording of a deferred tax liability for the difference in book and tax basis in the assets acquired from the Allur purchase price being in excess of the net book value of Allur).

  On June 30, 1998, Radio One purchased all of the outstanding stock of Bell Broadcasting Company (Bell), which owned three radio stations in Michigan, for approximately $34.2 million. The acquisition of Bell resulted in the recording of approximately $42.5 million of intangible assets (including the recording of a deferred tax liability for the difference in book and tax basis in the assets acquired from the Bell purchase price being in excess of the net book value of Bell).

  On March 16, 1998, WYCB Acquisition Corporation, an unrestricted subsidiary of Radio One, acquired all the stock of Broadcast Holdings, Inc., the owner of one radio station in Washington, D.C., for approximately $3.8 million. The acquisition was financed with a promissory note payable to the seller.

  On February 8, 1997, under a local marketing agreement with the former owners of WDRE-FM licensed to Jenkintown, Pennsylvania, Radio One began to provide programming to and selling advertising for WDRE-FM. On May 19, 1997, Radio One acquired the broadcast assets of WDRE-FM for approximately $16,000,000. In connection with the purchase, Radio One entered into a three-year noncompete agreement totaling $4,000,000 with the former owners. Following this acquisition, Radio One converted the call letters of the radio station from WDRE-FM to WPHI-FM.

  The unaudited pro forma summary consolidated results of operations for the years ended December 31, 1998 and 1999, assuming the acquisitions of WDYL-FM, WKJS-FM and WARV-FM, WENZ-FM and WERE-AM, Radio One of Atlanta, Dogwood Communications, Allur-Detroit, Bell Broadcasting and WYCB-AM had occurred as of January 1, 1998, are as follows:

                                                         1998         1999
                                                      -----------  -----------
   Net broadcast revenue............................. $65,585,000  $86,670,000
   Operating expenses, excluding depreciation and
    amortization.....................................  40,267,000   51,402,000
   Depreciation and amortization.....................  18,198,000   18,634,000
   Interest expense..................................  11,455,000   15,279,000
   Other income, net.................................     451,000    2,157,000
   (Benefit) provision for income taxes..............  (1,205,000)   3,488,000
                                                      -----------  -----------
   Net (loss) income................................. $(2,679,000) $    24,000
                                                      ===========  ===========

  The historical results of operations and pro forma adjustments related to WFUN-FM and WBOT-FM have not been included because the Company has determined that these asset purchases are not purchases of a business. All of the acquisitions discussed in this note were accounted for using the purchase method of accounting.

 Cash and Cash Equivalents

  Cash and cash equivalents consist of cash and money market accounts at various commercial banks. All cash equivalents have original maturities of 90 days or less. For cash and cash equivalents, cost approximates market value.

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999

 Investments

  Investments as of December 31, 1999, consist of U.S. government, tax-exempt municipal and commercial securities that mature within eighteen months. Investments are classified as available for sale and are recorded at market value. The change in market value is recorded as a component of stockholders' equity.

 Other Assets

  During 1999, the Company made a $1,000,000 investment in PNE Media Holdings, LLC, a privately-held outdoor advertising company. The Company also made a $750,000 loan to Net Noir, Inc., an internet portal service provider. The Company provided $250,000 in cash and $500,000 of advertising in exchange for the loan. The loan is convertible into equity. Subsequent to year-end, in March 2000, the Company made a commitment to invest an additional $2.5 million worth of advertising on the Company's radio stations in exchange for an equity investment in Net Noir, Inc. The advertising provided by the Company is valued based on the valuation of Net Noir, Inc. using what other investors have paid for equity of Net Noir, Inc. This basis for the value of the advertising is not more than the Company's normal rates for this advertising. During 1999, the Company made an investment in aka.com, an internet portal service provider. The Company provided $25,000 of cash and a commitment of advertising on the Company's radio stations valued at $100,000 in exchange for the interest.

  As of December 31, 1999, the Company had a loan receivable of approximately $350,000 from a company. The loan is due July 28, 2000, and bears interest at 5.56% per annum.

 Financial Instruments

  Financial instruments as of December 31, 1998 and 1999, consist of cash and cash equivalents, investments, trade accounts receivable, notes receivable, accounts payable, accrued expenses, long-term debt and preferred stock, all of which the carrying amounts approximate fair value except for the Senior Subordinated Notes as of December 31, 1998 and 1999, which have a fair value of approximately $84.5 million and $87.7 million, respectively, as compared to a carrying value of $78.5 million and $82.5 million, respectively. The Company has estimated the fair value of the debt, based on its estimate of what rate it could have issued that debt as of December 31, 1998 and 1999, respectively.

 Revenue Recognition

  In accordance with industry practice, revenue for broadcast advertising is recognized when the commercial is broadcast.

 Barter Arrangements

  The Company broadcasts certain customers' advertising in exchange for equipment, merchandise and services. The estimated fair value of the equipment, merchandise or services received is recorded as deferred barter costs and the corresponding obligation to broadcast advertising is recorded as deferred barter revenue. The deferred barter costs are expensed or capitalized as they are used, consumed or received. Deferred barter revenue is recognized as the related advertising is aired.

 Comprehensive Income

  The Company adopted SFAS No. 130, "Reporting Comprehensive Income," as of December 31, 1998. This statement establishes standards for reporting and displaying comprehensive income and its components. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999


 Segment Reporting

  The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," as of December 31, 1998, and has determined that the Company has only one segment, radio broadcasting. The Company came to this conclusion because the Company has one product or service, has the same type of customer and operating strategy in each market, operates in one regulatory environment, has only one management group that manages the entire Company and provides information on the Company's results as one segment to the key decision-makers. All of the Company's revenue is derived from stations located in the United States.

 Earnings Available for Common Stockholders

  The Company had certain senior cumulative redeemable preferred stock outstanding which paid dividends at 15% per annum (see Note 4) and was retired during 1999. The Company accreted dividends on this preferred stock, which was paid when the preferred stock was redeemed. The earnings available for common stockholders for the years ended December 31, 1997, 1998 and 1999, is the net loss or income for each of the years, less the accreted dividend of $2,037,000, $3,716,000 and $1,476,000 during 1997, 1998 and 1999, respectively, on the preferred stock.

 Earnings per Share

  Earnings per share are based on the weighted average number of common and diluted common equivalent shares for stock options and warrants outstanding during the period the calculation is made, divided into the earnings available for common stockholders. Diluted common equivalent shares consist of shares issuable upon the exercise of stock options and warrants, using the treasury stock method. All warrants outstanding to acquire common stock as of December 31, 1998, which were exercised concurrent with the closing of the IPO and the stock issued to an employee in January 1999 have been reflected in the calculation of earnings per share as if the stock issued was outstanding for all periods presented. As of December 31, 1999, there were approximately 207,000 stock options outstanding from options granted in May 1999 (see Note
6), however, the common stock equivalents of these options are not included in the diluted earnings per share as the stock options are anti-dilutive. The weighted average shares outstanding is calculated as follows:

                                                  1997      1998       1999
                                                --------- --------- ----------
Common stock outstanding....................... 4,716,000 4,716,000 16,137,000
Common stock issued from exercise of
 warrants...................................... 4,625,000 4,625,000        --
Stock issued subsequent to year end............    51,000    51,000        --
                                                --------- --------- ----------
Weighted average shares outstanding for both
 basic and diluted earnings per share.......... 9,392,000 9,392,000 16,137,000
                                                ========= ========= ==========

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999


3. FIXED AND INTANGIBLE ASSETS:

  Property and equipment are recorded at cost and are being depreciated on a straight-line basis over various periods. The components of the Company's property and equipment as of December 31, 1998 and 1999, are as follows:

                                                                    Period of
                                             1998        1999     Depreciation
                                          ----------- ----------- -------------
   PROPERTY AND EQUIPMENT:
    Land and improvements................ $   748,000 $ 2,838,000           --
    Building and improvements............     248,000     434,000      31 years
    Transmitter towers...................   2,282,000   6,080,000 7 or 15 years
    Equipment............................   5,609,000   9,412,000  5 to 7 years
    Leasehold improvements...............   1,722,000   2,893,000 Life of Lease
    Construction-in-progress.............     697,000     839,000           --
                                          ----------- -----------
                                           11,306,000  22,496,000
    Less: Accumulated depreciation.......   4,589,000   6,984,000
                                          ----------- -----------
       Property and equipment, net....... $ 6,717,000 $15,512,000
                                          =========== ===========

Depreciation expenses for the fiscal years ended December 31, 1997, 1998 and 1999, was $706,000, $746,000 and $2,395,000, respectively.

  Intangible assets are being amortized on a straight-line basis over various periods. The intangible asset balances and periods of amortization as of December 31, 1998 and 1999, are as follows:

                                                                    Period of
                                             1998         1999     Amortization
                                         ------------ ------------ ------------
   FCC broadcast license...............  $103,792,000 $172,642,000   7-15 Years
   Goodwill............................    39,272,000   75,875,000     15 Years
   Debt financing......................     3,186,000    3,755,000 Life of Debt
   Favorable transmitter site and other
    intangibles........................     1,924,000    1,924,000   6-17 Years
   Noncompete agreement................     4,000,000    4,005,000      3 Years
                                         ------------ ------------
     Total.............................   152,174,000  258,201,000
     Less: Accumulated amortization....    24,535,000   39,741,000
                                         ------------ ------------
     Net intangible assets.............  $127,639,000 $218,460,000
                                         ============ ============

  Amortization expense for the fiscal years ended December 31, 1997, 1998 and 1999, was $5,082,000, $7,243,000 and $14,678,000, respectively. The amortization of deferred financing costs was charged to interest expense.

4. DEBT AND SENIOR CUMULATIVE REDEEMABLE PREFERRED STOCK:

  As of December 31, 1998 and 1999, the Company's outstanding debt is as follows:

                                                         1998        1999
                                                     ------------ -----------
   Senior Subordinated Notes (net of $7,020,000 and
    $2,951,000 unamortized discounts, respectively)   $78,458,000 $82,526,000
   Line of credit...................................   49,350,000         --
   WYCB note payable and deferred interest..........    3,841,000         --
   Other notes payable..............................       23,000      69,000
   Capital lease obligations........................       67,000      31,000
                                                     ------------ -----------
     Total, noncurrent.............................. $131,739,000 $82,626,000
                                                     ============ ===========

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999


 Senior Subordinated Notes

  To finance the WPHI-FM acquisition (as discussed in Note 2) and to refinance certain other debt, Radio One issued approximately $85,500,000 of 12% Senior Subordinated Notes due 2004. The notes were sold at a discount, with the net proceeds to Radio One of approximately $72,750,000. The notes pay cash interest at 7% per annum through May 15, 2000, and at 12% thereafter. In connection with this debt offering, Radio One retired approximately $45,600,000 of debt outstanding under a bank credit agreement with the proceeds from the offering. Radio One also exchanged approximately $20,900,000 of 15% Senior Cumulative Redeemable Preferred Stock for an equal amount of Radio One's then outstanding subordinated notes and accrued interest. This preferred stock was redeemed during 1999.

  The 12% notes due 2004 are redeemable at any time and from time to time at the option of the Company, in whole or in part, on or after May 15, 2001 at the redemption prices set forth in the 12% notes due 2004, plus accrued and unpaid interest to the date of redemption. In addition, on or prior to May 15, 2000, the Company may redeem, at its option, up to 25% of the aggregate original principal amount of the 12% notes due 2004 with the net proceeds of one or more Public Equity Offerings at 112% of the Accreted Value thereof, together with accrued and unpaid interest, if any, to the date of redemption, as long as at least approximately $64.1 million of the aggregate principal amount of the 12% notes due 2004 remains outstanding after each such redemption. Upon a Change of Control (as defined in the indenture), the Company must commence an offer to repurchase the 12% notes due 2004 at 101% of the Accreted Value thereof, plus accrued and unpaid interest, if any, to the date of repurchase.

  The Company's bank credit facility and the agreements governing the other outstanding debt contain covenants that restrict, among other things, the ability of the Company to incur additional debt, pay cash dividends, purchase capital stock, make capital expenditures, make investment or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.

 Line of Credit

  To finance the Bell Broadcasting and Allur-Detroit acquisitions during 1998, Radio One borrowed $49,350,000 from a group of financial institutions which matures on December 31, 2003. This credit agreement bears interest at the Eurodollar rate plus an applicable margin. The average interest rate for the years ended December 31, 1998 and 1999, was 7.58% and 7.45%, respectively. This credit agreement is secured by the property of the Company (other than Unrestricted Subsidiaries), and interest and proceeds of real estate and Key Man life insurance policies. During 1998 and 1999, the month-end weighted average and the highest month-end balances were $28,779,000 and $33,225,000 and $49,350,000 and $90,000,000, respectively. During 1999, the Company repaid the borrowings under the line of credit with the proceeds of the stock offerings. As of December 31, 1999, the availability under the $100,000,000 line of credit was $100,000,000.

 WYCB Note Payable

  To finance the 1998 acquisition of WYCB by Broadcast Holdings, Inc., the Company issued a promissory note for $3,750,000 at 13%, due 2001, which paid quarterly cash interest payments at an annual rate of 10%, with the remaining interest being added to the principal. The Company retired the note during 1999 with the proceeds from the IPO.

 Other Notes Payable

  During 1996, Radio One entered into two notes totaling $51,000 to purchase vehicles. These notes bear interest at 8.74% and 8.49%, require monthly principal and interest payments of $789 and $471 and mature on April 30, 2000, and December 2, 2000.

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999

 Capital Lease Obligations

  During 1997, the Company entered into a capital lease obligation in the amount of $95,000 for office equipment. The lease has an imputed interest rate of 14.5% and requires monthly principal and interest payments of $1,822, terminating on May 31, 2002. The Company assumed a capital lease obligation in the amount of $46,000 for office equipment during the acquisition of WKJS-FM and WARV-FM. The lease has an imputed interest rate of 20.0% and requires monthly principal and interest payments of $1,168.

 Refinancing of Debt

  During 1997, Radio One retired $45,600,000 of outstanding debt. Associated with the retirement of the debt, Radio One incurred certain early prepayment penalties and legal fees, and had to write-off certain deferred financing costs associated with the debt retired. These costs amounted to $1,985,000 and were recorded as an extraordinary item in the accompanying consolidated statements of operations.

 Senior Cumulative Redeemable Preferred Stock

  On May 19, 1997, concurrent with the senior subordinated debt issuance, all of the holders of Radio One Subordinated Promissory Notes converted all of their existing subordinated notes consisting of approximately $17,000,000, together with all accrued interest thereon of approximately $3,900,000 and outstanding warrants, for shares of Senior Cumulative Redeemable Preferred Stock, which had to be redeemed by May 2005 and stock warrants to purchase
147.04 shares of common stock. The Senior Cumulative Redeemable Preferred Stock could be redeemed at 100% of its liquidation value, which is the principal and accreted dividends. The dividends on each share accrued on a daily basis at a rate of 15% per annum. Preferred stock dividends of approximately $2,037,000, $3,716,000 and $1,476,000 were accrued during the years ended December 31, 1997, 1998 and 1999, respectively. In May 1999, the Company redeemed the outstanding preferred stock and accreted dividends with the proceeds from the IPO.

5. COMMITMENTS AND CONTINGENCIES:

 Leases

  Radio One has various operating leases for office space, studio space, broadcast towers and transmitter facilities which expire on various dates through December 31, 2011. One of these leases is for office and studio space in Baltimore, Maryland, and is with a partnership in which two of the partners are stockholders of the Company (see Note 8).

  The following is a schedule of the future minimum rental payments required under the operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 31, 1999.

                                For the Year
                             Ending December31,                         Total
        ------------------------------------------------------------- ----------
        2000......................................................... $1,736,000
        2001.........................................................  1,624,000
        2002.........................................................  1,504,000
        2003.........................................................  1,365,000
        2004.........................................................  1,401,000
        2005 and thereafter..........................................  5,826,000

  Total rent expense for the years ended December 31, 1997, 1998 and 1999, was $809,000, $888,000 and $1,492,000, respectively.

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999


 FCC Broadcast Licenses

  Each of the Company's radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission (FCC) that have a maximum term of eight years prior to renewal. The Company's radio operating licenses expire at various times from October 1, 2003, to August 1, 2006. Although the Company may apply to renew its FCC licenses, third parties may challenge the Company's renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

 Litigation

  The Company has been named as a defendant in several legal actions occurring in the ordinary course of business. It is management's opinion, after consultation with its legal counsel, the outcome of these claims will not have a material adverse effect on the Company's financial position or results of operations.

6. STOCK OPTION PLAN AND GRANTS:

  During 1999, the Company adopted a Stock Option Plan and Restricted Stock Grant Plan (the Plans) to enable directors, executives and other key employees to acquire stock in the Company. Options for approximately 1,408,000 shares are authorized under the Plans. On May 5, 1999, the Company granted options of approximately 207,000 shares of common stock at an exercise price of $24.00 per share. The options expire in 10 years and vest over periods of three to five years.

  The Company accounts for its stock-based compensation plans as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation," which allows the Company to follow Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and recognize no compensation cost for options granted at fair market prices. The Company has computed, for pro forma disclosure purposes, the value of all compensatory options granted during 1999, using the Black-Scholes option pricing model. The following assumptions were used for grants:

                                                                    For the Year
                                                                     Ended 1999
                                                                    ------------
        Average risk-free interest rate............................    4.65%
        Expected dividend yield....................................     0.0%
        Expected lives.............................................   3 years
        Expected volatility........................................    59.0%

  Options were assumed to be exercised upon vesting for the purpose of this valuation. Adjustments were also made for options assumed forfeited prior to vesting. Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company's pro forma net income and earnings per share information reflected on the accompanying consolidated statements of operations would have been reduced to the following "as adjusted" amounts:

                                                              For the Year Ended
                                                              December 31, 1999
                                                              ------------------
        Net income (loss):
         As reported.........................................     $ 133,000
         As adjusted.........................................      (153,000)
        Basic Earnings and Diluted Loss Per Share,
         applicable to common stockholders:
         As reported.........................................     $   (0.08)
         As Adjusted.........................................         (0.10)

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999


  The Company's stock did not trade prior to May 1999.

  The following table summarizes all stock option activity during 1999.

                                                          Qualified Nonqualified
                                                          --------- ------------
      Outstanding as of December 31, 1998................      --         --
       Granted at $24 per share..........................  152,000     55,000
       Exercised.........................................      --         --
       Terminated........................................      --         --
                                                           -------     ------
      Outstanding as of December 31, 1999................  152,000     55,000
                                                           =======     ======

  Weighted average fair value of options granted for the year ended December 31,1999, was $10.37. This fair value was calculated using the Black-Scholes option pricing model. As of December 31, 1999, approximately 19,700 of the outstanding options were exercisable.

7. INCOME TAXES:

  Effective January 1, 1996, Radio One elected to be treated as an S Corporation under Subchapter S of the Internal Revenue Code. As an S Corporation, the stockholders separately account for their pro-rata share of Radio One's income, deductions, losses and credits. Effective May 19, 1997, the Company's S Corporation status was terminated.

  In connection with the conversion to a C Corporation, in accordance with SEC Staff Accounting Bulletin 4.B, Radio One transferred the amount of the undistributed losses up to the amount of additional paid-in capital at the date of conversion to additional paid-in capital.

  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS
109). Under SFAS 109, deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

  During 1998, the Company acquired the stock of three companies. Associated with these stock purchases, the Company allocated the purchase price to the related assets acquired, with the excess purchase price allocated to goodwill. In a stock purchase, for income tax purposes, the underlying assets of the acquired companies retain their historical tax basis. Accordingly, the Company recorded a deferred tax liability of approximately $16,863,000 related to the difference between the book and tax basis for all of the assets acquired (excluding goodwill). The result of recording this deferred tax liability is reflected as additional goodwill of $16,863,000 related to these acquisitions.

  A reconciliation of the statutory federal income taxes to the recorded income tax (benefit) provision for the years ended December 31, 1997, 1998 and 1999, is as follows:

                                             1997         1998         1999
                                          -----------  -----------  ----------
Statutory tax (@ 35% rate)............... $(1,730,000) $  (257,000) $1,001,000
Effect of state taxes, net of federal....    (245,000)     (29,000)    114,000
Establishment of S Corporation loss to
 its stockholders........................     984,000          --          --
Effect of net deferred tax asset in
 conversion to C Corporation.............  (1,067,000)         --          --
Nondeductible goodwill...................         --       769,000   1,613,000
Valuation reserve........................   2,058,000   (2,058,000)        --
                                          -----------  -----------  ----------
  (Benefit) provision for income taxes... $       --   $(1,575,000) $2,728,000
                                          ===========  ===========  ==========

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999


  The components of the (benefit) provision for income taxes for the years ended December 31, 1997, 1998 and 1999, are as follows:

                                             1997        1998         1999
                                          ----------  -----------  ----------
Federal:
 Current................................. $      --   $   414,000  $3,374,000
 Deferred................................   (887,000)      18,000    (933,000)
                                          ----------  -----------  ----------
                                            (887,000)     432,000   2,441,000
                                          ----------  -----------  ----------
State:
 Current.................................        --        49,000     397,000
 Deferred................................   (104,000)       2,000    (110,000)
                                          ----------  -----------  ----------
                                            (104,000)      51,000     287,000
                                          ----------  -----------  ----------
Establishment of net deferred tax asset
 in conversion to C corporation.......... (1,067,000)         --          --
Valuation reserve........................  2,058,000   (2,058,000)        --
                                          ----------  -----------  ----------
 (Benefit) provision for income taxes.... $      --   $(1,575,000) $2,728,000
                                          ==========  ===========  ==========

  Deferred income taxes reflect the net tax effect of temporary differences between the financial statement and tax basis of assets and liabilities. The significant components of the Company's deferred tax assets and liabilities as of December 31, 1998 and 1999, are as follows:

                                                       1998          1999
                                                   ------------  ------------
Deferred tax assets--
 Reserve for bad debts............................ $    473,000  $    665,000
 Accruals.........................................      268,000        51,000
 Barter activity..................................       85,000        85,000
 Deferred revenue.................................          --         35,000
 Other............................................          --        148,000
                                                   ------------  ------------
   Current deferred tax assets....................      826,000       984,000
Interest expense..................................      479,000       628,000
FCC and other intangibles amortization............    1,152,000     1,069,000
NOL carryforward..................................      400,000       705,000
Debt costs........................................           --       338,000
Other.............................................       20,000           --
                                                   ------------  ------------
   Total deferred tax assets......................    2,877,000     3,724,000
                                                   ------------  ------------
Deferred tax liabilities--
 FCC license......................................  (16,525,000)  (16,638,000)
 Depreciation.....................................     (539,000)     (536,000)
 Other............................................     (238,000)      (84,000)
                                                   ------------  ------------
   Total deferred tax liabilities.................  (17,302,000)  (17,258,000)
                                                   ------------  ------------
Net deferred taxes included in the accompanying
 consolidated balance sheets...................... $(14,425,000) $(13,534,000)
                                                   ============  ============

  A 100% valuation reserve was applied against the net deferred tax asset as of December 31, 1997, as its realization was not more likely than not to be realized. During the year ended December 31, 1998, this valuation allowance was reversed as the deferred tax asset was likely to be realized.

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1997, 1998 and 1999


  During 1998, the Company utilized its entire NOL carryforward, but acquired an approximate $1,200,000 net operating loss from the purchase of Allur-Detroit, Inc. This net operating loss acquired can only be utilized as Allur-Detroit, Inc. has taxable income. As of December 31, 1999, the Company had an NOL carryforward of approximately $1,800,000.

8. RELATED PARTY TRANSACTIONS:

  Radio One leased office space for $8,000 per month in 1997 and 1998 and $13,000 per month in 1999 from a partnership in which two of the partners are officers of Radio One (see Note 5). Total rent paid to the stockholders for fiscal years 1997, 1998 and 1999, was approximately $96,000, $96,000 and $161,000, respectively. Radio One also had a net receivable as of December 31, 1998, of approximately $4,000 due from Radio One of Atlanta, Inc. (ROA), of which an executive officer and stockholder of Radio One was a major stockholder of ROA. Effective January 1, 1998 Radio One charged ROA a management fee of $300,000 per year, and prior to January 1, 1998, the fee was $100,000 per year.

  During 1999, the stockholders of Radio One of Atlanta, Inc. sold Radio One of Atlanta, Inc. to the Company in exchange for shares of the Company's common stock.

  The Company has a loan outstanding of $380,000, and accrued interest of $7,000 and $31,000, as of December 31, 1998 and 1999, respectively, from an officer. The loan is due in May 2003 and bears interest at 5.6%.

  The Company has a loan outstanding of approximately $262,000, and accrued interest of $12,000 as of December 31, 1999, from another officer. The loan is due in May 2004 and bears interest at 5.6%.

  The Company has a loan outstanding of approximately $88,000, and accrued interest of $2,000 as of December 31, 1999, from another officer. The loan is due in May 2004 and bears interest at 5.6%.

  As of December 31, 1999, the Company has a receivable of approximately $260,000 from a company in which one of the shareholders is an officer of Radio One.

9. PROFIT SHARING:

  Radio One has a 401(k) profit sharing plan for its employees. Radio One can contribute to the plan at the discretion of its Board of Directors. Radio One made no contribution to the plan during fiscal year 1997, 1998 or 1999.

10. SUBSEQUENT EVENTS:

  In March 2000, the Company entered into agreements to acquire 21 radio stations in 10 markets for approximately $1.4 billion. The Company expects to finance these acquisitions with available cash and other third-party financings.

                        RADIO ONE, INC. AND SUBSIDIARIES

                               INDEX TO SCHEDULES

                                                Page
                                                ----
Report of Independent Accountants.              S-2
Schedule II--Valuation and Qualifying Account.  S-3

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and
Stockholders of Radio One, Inc.:

  We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets and statements of operations, changes in stockholders' equity and cash flows of Radio One, Inc. and subsidiaries (the Company) included in this Form 10-K and have issued our report thereon dated March 20, 2000. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland
March 20, 2000

                        RADIO ONE, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1997, 1998, and 1999
                                 (In Thousands)

                            Balance  Additions
                              at      Charged    Acquired              Balance
                           Beginning    to         from                at End
       Description          of Year   Expense  Acquisitions Deductions of Year
       -----------         --------- --------- ------------ ---------- -------
Allowance for Doubtful
 Accounts:
  1997....................  $  765    $  894       $ --       $  755   $  904
  1998....................     904     1,942        258        1,861    1,243
  1999....................   1,243     2,824        481        2,119    2,429
Tax Valuation Reserve:
  1997....................      --     2,058         --           --    2,058
  1998....................   2,058        --         --        2,058       --
  1999....................      --        --         --           --       --