Form 10-Q
period 2000-03-31
RADIO ONE INC
filed 2000-05-15
CIK 1041657

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2000
                         Commission File No. 333-30795


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

                             Yes   X        No ____
                                  ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                          Outstanding at May 10, 2000
                 -----                         -----------------------------
    Class A Common Stock, $.01 Par Value                  22,272,622
    Class B Common Stock, $.01 Par Value                   2,867,463
    Class C Common Stock, $.01 Par Value                   3,132,458

================================================================================

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------

                                   Form 10-Q
                     For the Quarter Ended March 31, 2000




                               TABLE OF CONTENTS
                               -----------------

                                                                                                            Page
                                                                                                            ----
PART I            FINANCIAL INFORMATION


Item 1            Consolidated Financial Statements                                                           3

                  Consolidated Condensed Balance Sheets as of                                                 4
                     December 31, 1999 and March 31, 2000 (Unaudited)

                  Consolidated Statements of Operations for the                                               5
                     Three months ended March 31, 1999 and 2000 (Unaudited)

                  Consolidated Statements of Changes in Stockholders' Equity for the                          6
                     three months ended March 31, 2000 (Unaudited)

                  Consolidated Statements of Cash Flows for the                                               7
                     Three months ended March 31, 1999 and 2000 (Unaudited)

                  Notes to Consolidated Financial Statements                                                  8


Item 2            Management's Discussion and Analysis of Financial                                          10
                     Condition and Results of Operations


PART II           OTHER INFORMATION


Item 1            Legal Proceedings                                                                          13

Item 2            Changes in Securities                                                                      14

Item 3            Defaults upon Senior Securities                                                            14

Item 4            Submission of Matters to a Vote of Security Holders                                        14

Item 5            Other Information                                                                          14

Item 6            Exhibits and Reports on Form 8-K                                                           14

Signature                                                                                                    16

                         PART I. FINANCIAL INFORMATION



Item 1. Financial Statements

(See pages 4-9 -- This page intentionally left blank.)

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------

                          Consolidated Balance Sheets
                          ---------------------------

                  As of December 31, 1999, and March 31, 2000
                  -------------------------------------------


                                                                                              December 31,      March 31,
                                                                                                 1999             2000
                                                                                             --------------     -------------
                                         ASSETS                                                         (Unaudited)
CURRENT ASSETS:
   Cash and cash equivalents                                                                   $  6,221,000      $125,588,000
   Investments, available for sale                                                              256,390,000       274,154,000
   Trade accounts receivable, net of allowance for doubtful accounts of $2,429,000 and
     $2,877,000, respectively                                                                    19,833,000        15,635,000
   Prepaid expenses and other                                                                     1,035,000         1,061,000
   Deferred income taxes                                                                            984,000           987,000
                                                                                             --------------     -------------
          Total current assets                                                                  284,463,000       417,425,000
PROPERTY AND EQUIPMENT, NET                                                                      15,512,000        16,797,000
INTANGIBLE ASSETS, NET                                                                          218,460,000       292,883,000
OTHER ASSETS                                                                                      9,101,000       141,199,000
                                                                                             --------------     -------------
          Total assets                                                                         $527,536,000      $868,304,000
                                                                                             ==============     =============
                    LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                            $  1,663,000      $  1,498,000
   Accrued expenses                                                                               6,941,000         7,324,000
   Income taxes payable                                                                           1,532,000         1,369,000
   Other current liabilities                                                                             --         2,182,000
                                                                                             --------------     -------------
          Total current liabilities                                                              10,136,000        12,373,000
LONG-TERM DEBT AND DEFERRED INTEREST, NET OF CURRENT
  PORTIONS:                                                                                      82,626,000        83,697,000
DEFERRED INCOME TAX LIABILITY                                                                    14,518,000        14,208,000
                                                                                             --------------     -------------
          Total liabilities                                                                     107,280,000       110,278,000
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock - Class A, $.001 par value, 30,000,000 shares authorized,
     17,221,000 and 22,273,000 shares issued and outstanding                                         17,000            22,000
   Common stock - Class B, $.001 par value, 30,000,000 shares authorized,
     2,867,000 and 2,867,000 shares issued and outstanding                                            3,000             3,000
   Common stock - Class C, $.001 par value, 30,000,000 shares authorized,
     3,184,000 and 3,132,000 shares issued and outstanding                                            3,000             3,000
   Accumulated comprehensive income adjustments                                                      40,000          (233,000)
   Additional paid-in capital                                                                   446,400,000       782,377,000
   Accumulated deficit                                                                          (26,207,000)      (24,146,000)
                                                                                             --------------     -------------
          Total stockholders' equity                                                            420,256,000       758,026,000
                                                                                             --------------     -------------
          Total liabilities and stockholders' equity                                           $527,536,000      $868,304,000
                                                                                             ==============     =============

     The accompanying notes are an integral part of these balance sheets.

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------

                     Consolidated Statements of Operations
                     -------------------------------------

              For the Three Months Ended March 31, 1999 and 2000
              --------------------------------------------------

                                                                                              Three Months Ended March 31,
                                                                                           --------------------------------
                                                                                                1999             2000
                                                                                           --------------    --------------
                                                                                                     (Unaudited)
REVENUE:
   Broadcast revenue, including barter revenue of $298,000 and $853,000, respectively       $  13,390,000      $ 25,124,000
   Less:  agency commissions                                                                    1,573,000         2,972,000
                                                                                           ---------------   --------------
          Net broadcast revenue                                                                11,817,000        22,152,000
                                                                                           ---------------   --------------
OPERATING EXPENSES:
   Program and technical                                                                        2,472,000         4,240,000
   Selling, general and administrative                                                          5,144,000         8,299,000
   Corporate expenses                                                                             858,000         1,118,000
   Stock-based compensation                                                                       225,000                --
   Depreciation and amortization                                                                3,128,000         5,489,000
                                                                                           ---------------   --------------
         Total operating expenses                                                              11,827,000        19,146,000
                                                                                           ---------------   --------------
         Operating (loss) income                                                                  (10,000)        3,006,000
INTEREST EXPENSE, INCLUDING AMORTIZATION OF DEFERRED FINANCING COSTS                            3,737,000         3,582,000
         OTHER INCOME, net                                                                         63,000         4,237,000
                                                                                           ---------------   --------------
         (Loss) income before provision for income taxes                                       (3,684,000)        3,661,000
PROVISION FOR INCOME TAXES                                                                        251,000         1,600,000
                                                                                           ---------------   --------------
         NET (LOSS) INCOME                                                                  $  (3,935,000)     $  2,061,000
                                                                                           ===============   ==============

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS                                         $  (4,940,000)     $  2,061,000
                                                                                           ===============   ==============
BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE APPLICABLE TO COMMON STOCKHOLDERS      $        (.52)     $        .08
                                                                                           ===============   ==============
SHARES USED IN COMPUTING BASIC NET (LOSS) INCOME PER COMMON SHARE APPLICABLE TO COMMON          9,429,000        24,536,000
                                                                                           ===============   ==============
SHARES USED IN COMPUTING DILUTED NET (LOSS) INCOME PER COMMON SHARE APPLICABLE TO
COMMON STOCK HOLDERS                                                                            9,429,000        24,636,000
                                                                                           ===============   ==============

 The accompanying notes are an integral part of these consolidated statements.

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------
          Consolidated Statements of Changes in Stockholders' Equity
          ----------------------------------------------------------
                   For the Three Months Ended March 31, 2000
                   -----------------------------------------

                                     Common        Common Stock       Common  Stock             Comprehensive
                                  Stock Class A      Class B            Class C                     Income
                                  -------------    -------------      -------------             -------------
BALANCE, AS OF
DECEMBER 31,1998                      $       -       $   2,000           $   3,000
Comprehensive income:
Net income                                    -               -                   -             $     133,000
Unrealized gain on securities                 -               -                   -                    40,000
                                                                                               --------------
Comprehensive income                          -               -                   -             $     173,000
                                                                                               ==============
Preferred stock dividends                     -               -                   -
Issuance of stock for
acquisition                               2,000           1,000                   -
Stock issued to an officer                    -               -                   -
Conversion of warrants                    5,000               -                   -
Issuance of common stock                 10,000               -                   -
                                     ----------      ----------          ----------
BALANCE, AS OF
DECEMBER 31, 1999                        17,000           3,000               3,000
Comprehensive income:                         -               -                   -
Net income                                    -               -                   -             $   2,061,000
Unrealized loss on securities                 -               -                   -                  (273,000)
                                                                                               --------------
Comprehensive income                          -               -                   -             $   1,788,000
                                                                                               ==============
Issuance of common stock                  5,000               -                   -
                                     ----------      ----------          ----------
BALANCE, AS OF MARCH 31,              $  22,000       $   3,000           $   3,000
                                     ==========      ==========          ==========
2000(Unaudited)


                                       Accumulated
                                      Comprehensive                                                 Total
                                         Income         Additional Paid     Accumulated         Stockholders'
                                      Adjustments         In Capital          Deficit              Equity
                                      ------------      --------------     --------------      --------------
BALANCE, AS OF
DECEMBER 31,1998                      $          -      $            -     $  (24,864,000)        (24,859,000)
Comprehensive income:
Net income                                                           -            133,000             133,000
Unrealized gain on securities               40,000                   -                  -              40,000
Comprehensive income                             -                   -                  -                   -
Preferred stock dividends                        -                   -         (1,476,000)         (1,476,000)
Issuance of stock for
acquisition                                      -          34,191,000                  -          34,194,000
Stock issued to an officer                       -             225,000                  -             225,000
Conversion of warrants                           -              (5,000)                 -                   -
Issuance of common stock                         -         411,989,000                  -         411,999,000
                                      ------------      --------------     --------------      --------------
BALANCE, AS OF
DECEMBER 31,1999                            40,000         446,400,000        (26,207,000)        420,256,000
Comprehensive income:                            -                   -                  -                   -
Net income                                       -                   -          2,061,000           2,061,000
Unrealized loss on securities             (273,000)                  -                  -            (273.000)
Comprehensive income                             -                   -                  -                   -
Issuance of common stock                         -         335,977,000                  -         335,982,000
                                      ------------      --------------                         --------------
BALANCE, AS OF MARCH 31,              $   (233,000)     $  782,377,000     $  (24,146,000)     $  758,026,000
                                      ============      ==============     ==============      ==============
2000(Unaudited)

 The accompanying notes are an integral part of these consolidated statements.

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------

                     Consolidated Statements of Cash Flows
                     -------------------------------------

                  For the Three Months Ended March 31, 1999,
                  ------------------------------------------
                   and the Three Months Ended March 31, 2000
                   -----------------------------------------

                                                                                             Three Months Ended March 31,
                                                                                          ----------------------------------
                                                                                                1999             2000
                                                                                          ----------------   ---------------
                                                                                                      (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                                       $   (3,935,000)   $    2,061,000
   Adjustments to reconcile net loss to net cash from operating activities:
     Depreciation and amortization                                                              3,128,000         5,489,000
     Amortization of debt financing costs, unamortized discount and deferred interest           1,088,000         1,258,000
     Deferred income taxes and reduction in valuation reserve on deferred taxes                        --          (313,000)
     Non-cash compensation to officer                                                             225,000                --
     Non-cash advertising revenue in exchange for equity investments                                   --          (322,000)
   Effect of change in operating assets and liabilities-
     Trade accounts receivable                                                                  1,858,000         4,191,000
     Prepaid expenses and other                                                                    44,000            59,000
     Other assets                                                                                (178,000)         (113,000)
     Accounts payable                                                                            (358,000)         (168,000)
     Accrued expenses and other                                                                 2,080,000           211,000
                                                                                          ----------------   ---------------
         Net cash flows from operating activities                                               3,952,000        12,353,000
                                                                                          ----------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                          (1,285,000)         (568,000)
   Equity investments                                                                          (1,000,000)         (114,000)
   Purchase of available-for-sale investments, net                                                     --       (18,037,000)
   Deposits and payments for station purchases                                                 (5,826,000)     (210,231,000)
                                                                                           ---------------   ---------------
         Net cash flows from investing activities                                              (8,111,000)     (228,950,000)
                                                                                           ---------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                                                          (16,365,000)          (18,000)
   Proceeds from debt issuances                                                                22,650,000                --
   Deferred financing costs                                                                      (276,000)               --
   Proceeds from issuance of common stock, net of issuance costs                                       --       335,982,000
                                                                                           ---------------   ---------------
         Net cash flows from financing activities                                               6,009,000       335,964,000
                                                                                           ---------------   ---------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                           1,850,000       119,367,000
CASH AND CASH EQUIVALENTS, beginning of period                                                  4,455,000         6,221,000
                                                                                           ---------------   ---------------
CASH AND CASH EQUIVALENTS, end of period                                                   $    6,305,000    $  125,588,000
                                                                                           ===============   ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for-
     Interest                                                                              $    1,011,000    $      656,000
                                                                                           ===============   ===============
     Income taxes                                                                          $      212,000    $    2,051,000
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

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------


                  Notes to Consolidated Financial Statements
                  ------------------------------------------

                                March 31, 2000
                                --------------



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Business
-------------------------

Radio One, Inc. (a Delaware corporation referred to as Radio One) and its subsidiaries, Radio One Licenses, Inc., WYCB Acquisition Corporation, Radio One of Detroit, Inc., Allur-Detroit, Inc. and Allur Licenses, Inc. (Delaware corporations), Broadcast Holdings, Inc. (a Washington, D.C., corporation), Bell Broadcasting Company (a Michigan corporation) and Radio One of Atlanta, Inc. and its wholly owned subsidiaries, ROA Licenses, Inc., and Dogwood Communications, Inc. (Delaware corporations), and its wholly owned subsidiary, Dogwood Licenses, Inc. (a Delaware corporation) (collectively referred to as the Company) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and operates radio stations in the Washington, D.C.; Baltimore, Maryland; Philadelphia, Pennsylvania; Detroit, Michigan; Kingsley, Michigan; Atlanta, Georgia; Cleveland, Ohio; St. Louis, Missouri; Richmond, Virginia; and Boston, Massachusetts, markets. The Company also operates radio stations in Richmond, Virginia, through a time brokerage agreement. The Company's operating results are significantly affected by its market share in the markets that it has stations.

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

Interim Financial Statements
----------------------------

The interim consolidated financial statements included herein for Radio One and its wholly owned subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

Results for interim periods are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1999, financial statement and notes thereto included in the Company's annual report on Form 10-K.

Radio One did not have comprehensive income adjustments for the three months ended March 31, 1999.

2.   ACQUISITIONS:

On March 11, 2000, the Company entered into agreements to acquire 21 radio stations in 10 markets for approximately $1.4 billion. The Company expects to finance these acquisitions with available cash and other third-party financings.

On February 28, 2000, the Company completed its acquisition of WPLY-FM, located in the Philadelphia, Pennsylvania market, for approximately $80.0 million. The acquisition of WPLY-FM resulted in the recording of approximately $78.7 million of intangible assets.

3.   PUBLIC OFFERING:

In March 2000, the Company completed a public offering of 5.0 million shares of Class A common stock at $70.00 per share. The proceeds from this offering, net of offering costs, were approximately $336.0 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis combined in the Company's Form 10-K filed for the year ended December 31, 1999.

RESULTS OF OPERATIONS
---------------------

                     Comparison of periods ended March 31, 1999 to the periods
                      ended March 31, 2000 (all periods are unaudited - all numbers in 000s except per share data).

                                                                 Three months ended                Three months ended
                                                                     March 31,                          March 31,
                                                                        1999                              2000
                                                              -------------------------         -------------------------
STATEMENT OF OPERATIONS DATA:
    REVENUE:

       Broadcast revenue                                                    $   13,390                          $ 25,124
       Less: Agency commissions                                                  1,573                             2,972
                                                              -------------------------         -------------------------
             Net broadcast revenue                                              11,817                            22,152
                                                              -------------------------         -------------------------

    OPERATING EXPENSES:

       Programming and technical                                                 2,472                             4,240
       Selling, G&A                                                              5,144                             8,299
       Corporate expenses                                                          858                             1,118
       Stock-based compensation                                                    225                                 -
       Depreciation & amortization                                               3,128                             5,489
                                                              -------------------------         -------------------------
             Total operating expenses                                           11,827                            19,146
                                                              -------------------------         -------------------------

             Operating income (loss)                                               (10)                            3,006

    INTEREST EXPENSE                                                             3,737                             3,582
    OTHER INCOME, net                                                               63                             4,237
                                                              -------------------------         -------------------------

             Income (loss) before
             Provision for income taxes                                         (3,684)                            3,661

    PROVISION FOR INCOME TAXES                                                     251                             1,600
                                                              -------------------------         -------------------------
             Net income (loss)                                              $   (3,935)                         $  2,061
                                                              =========================         =========================

             Net income (loss)  applicable
             to common shareholders                                         $   (4,940)                         $  2,061
                                                              =========================         =========================


DILUTED PER SHARE DATA:

    Net income (loss) per share                                             $    (0.42)                         $   0.08
    Preferred dividends per share                                           $    (0.10)                                -
    Net income (loss)  per share applicable to
    After-tax cash flow per share                                           $    (0.06)                         $   0.30

BASIC PER SHARE DATA:

    Net income (loss) per share                                             $    (0.42)                         $   0.08

    Preferred dividends per share                                           $    (0.10)                                -
    Net income (loss) per share applicable to common
    shareholders                                                            $    (0.52)                         $   0.08
    After-tax cash flow per share                                           $    (0.06)                         $   0.30

OTHER DATA:

    Broadcast cash flow (a)                                                 $    4,201                          $  9,613
    Broadcast cash flow margin                                                    35.6%                             43.4%
    EBITDA (b)                                                              $    3,343                          $  8,495
    EBITDA margin                                                                 28.3%                             38.3%
    After-tax cash flow (c)                                                 $     (582)                         $  7,450

    Weighted average shares outstanding - basic (d)                              9,429                            24,536
    Weighted average shares outstanding - diluted (d)                            9,429                            24,636


         Net broadcast revenue increased to approximately $22.2 million for the quarter ended March 31, 2000 from approximately $11.8 million for the quarter ended March 31, 1999 or 88%. This increase in net broadcast revenue was the result of continuing broadcast revenue growth in all of the Company's markets in which it has operated for at least one year as the Company benefited from historical ratings increases at certain of its radio stations, improved power ratios at these stations as well as industry growth in each of these markets. Additional revenue gains were derived from the Company's mid-1999 acquisitions in Cleveland and Richmond (where the Company also operates stations under a time brokerage agreement), as well as the March 1999 acquisition of Radio One of Atlanta, Inc., and the acquisition of WPLY-FM in Philadelphia which closed on February 28, 2000.

         Operating expenses excluding depreciation, amortization and stock-based compensation increased to approximately $13.7 million for the quarter ended March 31, 2000 from approximately $8.5 million for the quarter ended March 31, 1999 or 61%. This increase in expenses was related to the Company's rapid expansion within all of the markets in which it operates including increased variable costs associated with increased revenue, as well as start-up and expansion expenses in its newer markets of Cleveland and Richmond, as well as higher costs associated with operating as a public company.

         Broadcast operating income increased to approximately $3.0 million for the quarter ended March 31, 2000 from a loss of approximately $10,000 for the quarter ended March 31, 1999. This increase for the quarter was attributable to proportionately higher revenue as described above partially offset by higher depreciation and amortization expenses associated with the Company's several acquisitions made in 1998 and 1999.

         Interest expense decreased to approximately $3.6 million for the quarter ended March 31, 2000 from approximately $3.7 million for the quarter ended March 31, 1999 or 3%. This decrease relates primarily to the pay-down of debt under the Company's bank credit facility with proceeds raised in a follow-on equity offering in November 1999.

         Other income (almost exclusively interest income) increased to approximately $4.2 million for the quarter ended March 31, 2000 from approximately $0.1 million for the quarter ended March 31, 1999 or 4,100%. This increase was due to the Company's high cash balances and investment instruments following its equity offerings in November 1999 and March 2000.

         Income before provision for income taxes increased to approximately $3.7 million for the quarter ended March 31, 2000 from a loss of approximately $3.7 million for the quarter ended March 31, 1999. This increase was due to higher operating income enhanced by higher interest income, as described above.

         Net income increased to approximately $2.1 million for the quarter ended March 31, 2000 from a loss of approximately $3.9 million for the quarter ended March 31, 1999. This increase in net income for the quarter was due to higher income before taxes partially offset by an increased provision for income taxes.

         Broadcast cash flow increased to approximately $9.6 million for the quarter ended March 31, 2000 from approximately $4.2 million for the quarter ended March 31, 1999 or 129%. This increase was attributable to the increases in broadcast revenue partially offset by higher operating expenses as described above.

         Earnings before interest, taxes, depreciation, and amortization (EBITDA), and excluding stock-based compensation expense, increased to approximately $8.5 million for the quarter ended March 31, 2000 from approximately $3.3 million for the quarter ended March 31, 1999 or 158%. This increase was attributable to the increase in broadcast revenue and interest income partially offset by higher operating expenses and higher corporate expenses partially associated with the costs of operating as a public company.

         After-tax cash flow increased to approximately $7.5 million for the quarter ended March 31, 2000 from a loss of approximately $0.6 million for the quarter ended March 31, 1999. This increase was attributable to the increase in operating income and interest income partially offset by higher interest charges associated with the financings of various acquisitions as well as the provision for income taxes, as described above.

(a) "Broadcast cash flow" is defined as broadcast operating income plus corporate expenses (including stock-based compensation) and depreciation and amortization of both tangible and intangible assets.
(b) "EBITDA" is defined as earnings before interest, taxes, depreciation, amortization and stock-based compensation.
(c) "After-tax cash flow" is defined as income before income taxes and extraordinary items plus depreciation, amortization and stock-based compensation, less the current income tax provision.
(d) As of March 31, 2000 the Company had 28,272,543 shares of common stock outstanding.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The capital structure of the Company consists of the Company's outstanding long-term debt and stockholders' equity. The stockholders' equity consists of common stock, additional paid-in capital and accumulated deficit. The Company's balance of cash and cash equivalents was approximately $6.2 million as of December 31, 1999. The Company's balance of cash and cash equivalents was approximately $125.6 million as of March 31, 2000. This increase resulted primarily from the Company's stronger cash flow from operating activities during the first three months of 2000 as well as the Company's public offering on March 3, 2000 from which it raised approximately $336.0 million, partially offset by cash paid for the acquisition of WPLY-FM on February 28, 2000. At March 31, 2000 the entire amount of $100.0 million remained available (based on various covenant restrictions) to be drawn down from the Company's bank credit facility. In general, the Company's primary source of liquidity is cash provided by operations and, to the extent necessary, on undrawn commitments available under the Company's bank credit facility.

         Net cash flow from operating activities increased to approximately $12.4 million for the three months ended March 31, 2000 from approximately $3.9 million for the three months ended March 31, 1999 for an increase of 218%. This increase was due to a higher net income resulting from increased revenue and interest income partially offset by higher depreciation and amortization charges associated with the various acquisitions made by the Company in the past year and a higher provision for income taxes as compared to the first three months of 1999. Non-cash expenses of depreciation and amortization increased to approximately $5.5 million for the three months ended March 31, 2000 from approximately $3.1 million for the three months ended March 31, 1999 or 77% due to various acquisitions made by the Company within the past year.

         Net cash flow used in investing activities increased to approximately $229.0 million for the three months ended March 31, 2000 compared to approximately $8.1 million for the three months ended March 31, 1999 or 2,727%. During the three months ended March 31, 2000 the Company acquired radio station WPLY-FM in the Philadelphia, Pennsylvania market for approximately $80.0 million. The company also made escrow deposits of approximately $133.1 million on anticipated acquisitions including 12 radio stations in seven markets in the United States from Clear Channel Communications, Inc. and AMFM, Inc., six radio stations in the Charlotte, North Carolina and Augusta, Georgia markets through an acquisition of Davis Broadcasting, Inc., and three radio stations in the Indianapolis, Indiana market from Shirk, Inc. and IBL, L.L.C. Also during the three months ended March 31, 2000 the Company made purchases of capital equipment totaling approximately $0.6 million and net purchases of investment instruments available for sale for approximately $18.0 million.

         Net cash flow from financing activities was approximately $336.0 million for the three months ended March 31, 2000. During the three months ended March 31, 2000, the Company completed a public offering of common stock and raised net proceeds of approximately $336.0 million. A portion of the proceeds was used to fund the escrow deposits mentioned above, with the balance to be used in part for general operating expenses and to fund future acquisitions.

         As a result of the aforementioned, cash and cash equivalents increased by $119.4 million during the three months ended March 31, 2000 compared to an approximate $1.9 million increase during the three months ended March 31, 1999.


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

         None


Item 3.  Defaults upon Senior Securities

         None


Item 4.  Submission of Matters to a Vote of Security Holders

         None


Item 5.  Other Information

         On February 28, 2000 the Company acquired the assets of radio station WPLY-FM in the Philadelphia, Pennsylvania market, for approximately $80.0 million.

         On March 8, 2000 the Company completed an offering of 5,000,000 shares of Class A Common Stock at an offering price of $70.00 per share. From this offering, the Company received net proceeds of approximately $336.0 million after deducting offering costs.

         On March 11, 2000 the Company entered into agreements to acquire a total of 21 radio stations in three separate transactions: (i) we agreed to acquire from Clear Channel Communications, Inc. and AMFM, Inc. the assets of 12 radio stations located in seven markets in the United States for approximately $1.3 billion; (ii) we agreed to acquire Davis Broadcasting, Inc. owner of six radio stations in the Charlotte, North Carolina and Augusta, Georgia markets for approximately $24.0 million in cash and stock; and (iii) we agreed to acquire from Shirk, Inc. and IBL, L.L.C. the assets of three radio stations located in the Indianapolis, Indiana market for approximately $40.0 million in cash and stock.


Item 6.  Exhibits and Reports on Form 8-K

     EXHIBITS

         3.1 Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on May 9, 2000.

         3.2 Amended and Restated By-laws of Radio One, Inc., amended as of March 17, 2000 (incorporated by reference to Radio One's Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 000-25969; Film No. 582596)).

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

         10.58 Asset Purchase Agreement dated as of March 11, 2000 relating to the acquisition of KMJQ-FM and KBXX-FM, licensed to Houston, Texas, WVCG(AM), licensed to Coral Gables, Florida, WZAK-FM, licensed to Cleveland, Ohio, WJMO-AM, licensed to Cleveland Heights, Ohio, KKBT-FM, licensed to Los Angeles, California, KBFB-FM, licensed to Dallas, Texas, WJMZ-FM , licensed to Anderson, South Carolina, WFXC-FM, licensed to Durham, North Carolina, WFXK-FM, licensed to Tarboro, North Carolina, WNNL-FM, licensed to Farquay-Varina, North Carolina and WQOK-FM, licensed to South Boston, Virginia.

         10.59 Agreement and Plan of Merger dated as of March 11, 2000 relating to the acquisition of WCCJ-FM, licensed to Harrisburg, North Carolina, WFXA-FM and WTHB-AM, licensed to Augusta, Georgia, WAKB-FM, licensed to Wrens, Georgia, WAEG-FM, licensed to Evans, Georgia and WAEJ-FM, licensed to Waynesboro, Georgia.

         10.60 Asset Purchase Agreement dated as of March 11, 2000 relating to the acquisition of WHHH-FM, licensed to Indianapolis, Indiana, WBKS-FM, licensed to Greenwood, Indiana, WYJZ-FM, licensed to Lebanon, Indiana and W53AV, licensed to Indianapolis, Indiana.

         27.1     Financial data schedule (EDGAR version only).

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         RADIO ONE, INC.




                         _______________________________________________________
May 12, 2000             Scott R.  Royster
                         Executive Vice President and Chief Financial Officer
                         (Principal Accounting Officer)