Form 10-Q
period 2000-06-30
RADIO ONE INC
filed 2000-08-14
CIK 1041657

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000
                          Commission File No. 333-30795

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


                               Yes  X     No
                                  -----      -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                           Outstanding at August 9, 2000
                   -----                           -----------------------------

   Class A Common Stock, $.001 Par Value                              22,788,933
   Class B Common Stock, $.001 Par Value                               2,867,463
   Class C Common Stock, $.001 Par Value                               3,132,458
   Class D Common Stock, $.001 Par Value                              56,689,176

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------
                                    Form 10-Q
                       For the Quarter Ended June 30, 2000


                                TABLE OF CONTENTS
                                -----------------

                                                                                 Page
                                                                                 ----
PART I     FINANCIAL INFORMATION

Item 1     Financial Statements                                                     3

           Consolidated Balance Sheets as of
               December 31, 1999 and June 30, 2000 (Unaudited)                      4

           Consolidated Statements of Operations for the Three Months and
               Six Months ended June 30, 1999 and 2000 (Unaudited)                  5

           Consolidated Statements of Changes in Stockholders' Equity for the
               Six Months ended June 30, 2000 (Unaudited)                           6

           Consolidated Statements of Cash Flows for the
               Six Months ended June 30, 1999 and 2000 (Unaudited)                  7

           Notes to Consolidated Financial Statements June 30, 1999 and 2000        8

Item 2     Management's Discussion and Analysis of Financial
               Condition and Results of Operations                                 10

PART II    OTHER INFORMATION

Item 1     Legal Proceedings                                                       15

Item 2     Changes in Securities                                                   15

Item 3     Defaults upon Senior Securities                                         15

Item 4     Submission of Matters to a Vote of Security Holders                     15

Item 5     Other Information                                                       16

Item 6     Exhibits and Reports on Form 8-K                                        16

Signature                                                                          19

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(See pages 4-9 -- This page intentionally left blank.)

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                           Consolidated Balance Sheets
                           ---------------------------

                   As of December 31, 1999, and June 30, 2000
                   ------------------------------------------


                                                                                December 31,         June 30,
                                                                                   1999                2000
                                                                                ------------       -----------
                                                                                                   (Unaudited)
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                     $  6,221,000      $148,083,000
  Investments, available for sale                                                256,390,000       204,924,000
  Trade accounts receivable, net of allowance for doubtful
    accounts of $2,429,000 and $3,465,000, respectively                           19,833,000        26,670,000
  Prepaid expenses and other                                                       1,035,000         1,431,000
  Deferred income taxes                                                              984,000           985,000
                                                                                ------------      ------------
     Total current assets                                                        284,463,000       382,093,000
PROPERTY AND EQUIPMENT, NET                                                       15,512,000        18,199,000
INTANGIBLE ASSETS, NET                                                           218,460,000       363,134,000
OTHER ASSETS                                                                       9,101,000       138,866,000
                                                                                ------------      ------------
     Total assets                                                               $527,536,000      $902,292,000
                                                                                ============      ============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                              $  1,663,000     $   3,007,000
  Accrued expenses                                                                 6,941,000         8,924,000
  Income taxes payable                                                             1,532,000         1,879,000
  Other current liabilities                                                               --         2,248,000
                                                                                ------------      ------------
     Total current liabilities                                                    10,136,000        16,058,000

LONG-TERM DEBT AND DEFERRED INTEREST, NET OF CURRENT PORTION                      82,626,000        84,357,000

DEFERRED INCOME TAX LIABILITY                                                     14,518,000        24,150,000
                                                                                ------------      ------------
     Total liabilities                                                           107,280,000       124,565,000
                                                                                ------------      ------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock - Class A, $.001 par value, 30,000,000 shares authorized,
    17,221,000 and 22,789,000 shares issued and outstanding                           17,000            23,000
  Common stock - Class B, $.001 par value, 150,000,000 shares authorized,
    2,867,000 and 2,867,000 shares issued and outstanding                              3,000             3,000
  Common stock - Class C, $.001 par value, 150,000,000 shares authorized,
    3,132,000 and 3,132,000 shares issued and outstanding                              3,000             3,000
  Common stock - Class D, $.001 par value, 150,000,000 shares authorized,
    0 and 56,689,000 shares issued and outstanding                                        --            57,000
  Accumulated comprehensive income (loss) adjustments                                 40,000           (87,000)
  Additional paid-in capital                                                     446,400,000       796,297,000
  Accumulated deficit                                                            (26,207,000)      (18,569,000)
                                                                                ------------      ------------
     Total stockholders' equity                                                  420,256,000       777,727,000
                                                                                ------------      ------------
     Total liabilities and stockholders' equity                                 $527,536,000      $902,292,000
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

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                      Consolidated Statements of Operations
                      -------------------------------------

        For the Three Months and Six Months Ended June 30, 1999 and 2000
        ----------------------------------------------------------------

                                                                 Three Months Ended June 30,         Six Months Ended June 30,
                                                                 ---------------------------         -------------------------
                                                                    1999             2000              1999             2000
                                                                  --------         --------          --------         --------
                                                                         (Unaudited)                        (Unaudited)
REVENUE:
  Broadcast revenue, including barter revenue of
  $274,000, $429,000, $572,000 and $1,282,000
  respectively                                                  $24,083,000       $37,231,000      $37,473,000       $62,355,000
  Less: agency commissions                                        3,046,000         4,588,000        4,619,000         7,560,000
                                                                -----------       -----------      -----------       -----------
     Net broadcast revenue                                       21,037,000        32,643,000       32,854,000        54,795,000
                                                                -----------       -----------      -----------       -----------
OPERATING EXPENSES:
  Program and technical                                           3,405,000         4,697,000        5,877,000         8,937,000
  Selling, general and administrative                             8,062,000        11,492,000       13,206,000        19,791,000
  Corporate expenses                                              1,070,000         1,282,000        1,928,000         2,400,000
  Stock-based compensation                                               --                --          225,000                --
  Depreciation and amortization                                   4,347,000         7,182,000        7,475,000        12,671,000
                                                                -----------       -----------      -----------       -----------
     Total operating expenses                                    16,884,000        24,653,000       28,711,000        43,799,000
                                                                -----------       -----------      -----------       -----------
     Broadcast operating income                                   4,153,000         7,990,000        4,143,000        10,996,000
INTEREST EXPENSE, including amortization of
  deferred financing costs                                        3,752,000         3,665,000        7,489,000         7,247,000
OTHER INCOME, net                                                    78,000         5,470,000          141,000         9,707,000
                                                                -----------       -----------      -----------       -----------
     Income (loss) before provision for income taxes                479,000         9,795,000       (3,205,000)       13,456,000

PROVISION FOR INCOME TAXES                                          225,000         4,218,000          476,000         5,818,000
                                                                -----------       -----------      -----------       -----------
     NET INCOME (LOSS)                                          $   254,000       $ 5,577,000      $(3,681,000)      $ 7,638,000
                                                                ===========       ===========      ===========       ===========

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS             $  (217,000)      $ 5,577,000      $(5,157,000)      $ 7,638,000
                                                                ===========       ===========      ===========       ===========
BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE
  APPLICABLE TO COMMON STOCKHOLDERS                             $        --       $       .07      $      (.13)      $       .09
                                                                ===========       ===========      ===========       ===========

SHARES USED IN COMPUTING BASIC NET (LOSS) INCOME PER
  COMMON SHARE APPLICABLE TO COMMON STOCKHOLDERS                 48,039,000        84,994,000       38,217,000        83,038,000
                                                                ===========       ===========      ===========       ===========
SHARES USED IN COMPUTING DILUTED NET (LOSS) INCOME
  PER COMMON SHARE APPLICABLE TO COMMON STOCK HOLDERS            48,039,000        85,256,000       38,217,000        83,316,000
                                                                ===========       ===========      ===========       ===========

  The accompanying notes are an integral part of these consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

           Consolidated Statements of Changes in Stockholders' Equity
           ----------------------------------------------------------

                     For the Six Months Ended June 30, 2000
                     --------------------------------------

                                                                                                    Accumulated
                                      Common     Common     Common     Common                      Comprehensive
                                       Stock      Stock      Stock      Stock     Comprehensive       Income
                                      Class A    Class B    Class C    Class D        Income        Adjustments
                                      -------    -------    -------    -------    -------------     -----------
BALANCE, as of December 31, 1998      $     -     $2,000     $3,000    $10,000                       $        -
   Comprehensive income:
     Net income                             -          -          -          -      $   133,000               -
     Unrealized gain on securities          -          -          -          -           40,000          40,000
                                                                                    -----------
   Comprehensive income:                    -          -          -          -      $   173,000               -
                                                                                    ===========
     Preferred stock dividends              -          -          -          -                                -
     Issuance of stock for
       acquisition                      2,000      1,000          -      6,000                                -
     Stock issued to an officer             -          -          -          -                                -
     Conversion of warrants             5,000          -          -     10,000                                -
     Issuance of common stock          10,000                           20,000                                -
                                      -------     ------     ------    -------                        ---------
BALANCE, as of December 31, 1999       17,000      3,000      3,000     46,000                           40,000
   Comprehensive income:
     Net income                             -          -          -          -      $ 7,638,000               -
     Unrealized loss on securities          -          -          -          -         (127,000)       (127,000)
                                                                                    -----------
   Comprehensive income                     -          -          -          -      $75,511,000               -
                                                                                    ===========
Issuance of common stock                5,000          -          -     10,000                                -
Issuance of stock for acquisitions      1,000          -          -      1,000                                -
Employee exercise of options                -          -          -          -                                -
                                      -------     ------     ------    -------                        ---------
BALANCE, as of June 30, 2000
  (Unaudited)                         $23,000     $3,000     $3,000    $57,000                        $ (87,000)
                                      =======     ======     ======    =======                        =========

                                         Additional                     Total
                                          Paid-in      Accumulated   Stockholder's
                                          Capital        Deficit        Equity
                                         ----------    -----------   -------------
BALANCE, as of December 31, 1998       $    (10,000)  $(24,864,000)  $ (24,859,000)
   Comprehensive income:
     Net income                                   -        133,000         133,000
     Unrealized gain on securities                -              -          40,000

   Comprehensive income:                          -              -               -

     Preferred stock dividends                    -     (1,476,000)     (1,476,000)
     Issuance of stock for
       acquisition                       34,185,000              -      34,194,000
     Stock issued to an officer             225,000              -         225,000
     Conversion of warrants                 (15,000)             -               -
     Issuance of common stock           411,969,000              -     411,999,000
                                       ------------   ------------   -------------
BALANCE, as of December 31, 1999        446,354,000    (26,207,000)    420,256,000
   Comprehensive income:
     Net income                                   -      7,638,000       7,638,000
     Unrealized loss on securities                -              -        (127,000)

   Comprehensive income                           -              -               -

Issuance of common stock                335,967,000              -     335,982,000
Issuance of stock for acquisitions       13,543,000              -      13,545,000
Employee exercise of options                433,000              -         433,000
                                       ------------   ------------   -------------
BALANCE, as of June 30, 2000
  (Unaudited)                          $796,297,000   $(18,569,000)  $ 777,727,000
                                       ============   ============   =============

The accompanying notes are an integral part of these consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                      Consolidated Statements of Cash Flows
                      -------------------------------------

                 For the Six Months Ended June 30, 1999 and 2000
                 -----------------------------------------------


                                                                           Six Months Ended June 30,
                                                                           -------------------------
                                                                             1999             2000
                                                                           --------         --------
                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss) income                                                     $ (3,681,000)       7,638,000
   Adjustments to reconcile net (loss) income to net cash from operating activities:
     Depreciation and amortization                                          7,475,000       12,671,000
     Amortization of debt financing costs, unamortized discount
       and deferred interest                                                2,180,000        2,014,000
     Deferred income taxes and reduction in valuation reserve on
       deferred taxes                                                              --         (244,000)
     Non-cash compensation to officer                                         225,000               --
     Loss on sale of investments                                                   --          225,000
     Non-cash advertising revenue in exchange for equity investments               --         (658,000)
     Effect of change in operating assets and liabilities-
       Trade accounts receivable                                           (3,160,000)      (5,298,000)
       Prepaid expenses and other                                            (159,000)        (306,000)
       Other assets                                                           (98,000)         221,000
       Accounts payable                                                     2,059,000        1,110,000
       Accrued expenses and other                                           1,143,000        1,517,000
                                                                         ------------    -------------
           Net cash flows from operating activities                         5,984,000       18,890,000
                                                                         ------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      (2,119,000)      (1,397,000)
   Equity investments                                                      (1,000,000)        (884,000)
   Proceeds from sale of available-for-sale investments, net                       --       51,114,000
   Deposits and payments for station purchases                            (38,911,000)    (262,244,000)
                                                                         ------------    -------------
           Net cash flows from investing activities                       (42,030,000)    (213,411,000)
                                                                         ------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                                      (69,476,000)         (32,000)
   Proceeds from debt issuances                                            16,000,000               --
   Repayment of Senior Cumulative Redeemable Preferred Stock              (28,160,000)              --
   Deferred financing costs                                                  (282,000)              --
   Proceeds from issuance of common stock, net of issuance costs          118,527,000      335,982,000
   Proceeds from exercise of stock options                                         --          433,000
                                                                         ------------    -------------
           Net cash flows from financing activities                        36,609,000      336,383,000
                                                                         ------------    -------------
INCREASE IN CASH AND CASH EQUIVALENTS                                         563,000      141,862,000
CASH AND CASH EQUIVALENTS, beginning of year                                4,455,000        6,221,000
                                                                         ------------    -------------
 ASH AND CASH EQUIVALENTS, end of year                                   $  5,018,000    $ 148,083,000
                                                                         ============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for:
     Interest                                                            $  5,207,000    $   4,756,000
                                                                         ============    =============
     Income taxes                                                        $    312,000    $   6,068,000
                                                                         ============    =============

The accompanying notes are an integral part of these consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                             June 30, 1999 and 2000
                             ----------------------




1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Business

Radio One, Inc. (a Delaware corporation referred to as Radio One) and its subsidiaries, Radio One Licenses, Inc., WYCB Acquisition Corporation, Radio One of Detroit, Inc., Allur-Detroit, Inc. and Allur Licenses, Inc. (Delaware corporations), Broadcast Holdings, Inc. (a Washington, D.C., corporation), Bell Broadcasting Company (a Michigan corporation), Radio One of Atlanta, Inc. and its wholly owned subsidiaries, ROA Licenses, Inc., and Dogwood Communications, Inc. (Delaware corporations), and its wholly owned subsidiary, Dogwood Licenses, Inc. (a Delaware corporation), Radio One of Charlotte, LLC (a Delaware entity) and its wholly owned subsidiaries Davis Broadcasting of Charlotte, Inc., Radio One of North Carolina, Inc., and Radio One of Augusta, Inc. (Delaware corporations) (collectively referred to as the Company) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and operates radio stations in the Washington, D.C.; Baltimore, Maryland; Philadelphia, Pennsylvania; Detroit, Michigan; Kingsley, Michigan; Atlanta, Georgia; Cleveland, Ohio; St. Louis, Missouri; Richmond, Virginia; Boston, Massachusetts; Augusta, Georgia; Charlotte, North Carolina; and Indianapolis, Indiana, markets. The Company also operates radio stations in Richmond, Virginia and Boston, Massachusetts, through time brokerage agreements. The Company's operating results are significantly affected by its market share in the markets where it owns or operates stations.

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 1999 financial statement and notes thereto included in the Company's annual report on Form 10-K.

2. ACQUISITIONS:

On June 8, 2000, the Company completed the acquisition of WHHH-FM, licensed to Indianapolis, Indiana, WBKS-FM, licensed to Greenwood, Indiana; WYJZ-FM, licensed to Lebanon, Indiana; and W53AV, a low-power television station licensed to Indianapolis, Indiana, for approximately $30.0 million in cash and 441,000 shares of Class A Common Stock. The acquisition resulted in the recording of approximately $38.9 million of intangible assets.

On June 7, 2000, the Company completed the acquisition of the stock of Davis Broadcasting, Inc., which owns and operates radio stations WTHB(AM) and WFXA-FM, licensed to Augusta, Georgia; WAEG-FM, licensed to Evans, Georgia; WAKB-FM, licensed to Wrens, Georgia; WAEJ-FM, licensed to Waynesboro, Georgia; and WCCJ-FM, licensed to Harrisburg, North Carolina, for approximately $20.0 million in cash and approximately 57,000 shares of Class A Common Stock and 115,000 shares of Class D Common Stock. The acquisition resulted in the recording of approximately $23.9 million of intangible assets.

On February 28, 2000, the Company completed the acquisition of WPLY-FM, located in the Philadelphia, Pennsylvania market, for approximately $80.0 million. The acquisition of WPLY-FM resulted in the recording of approximately $78.7 million of intangible assets.

In March 2000, the Company entered into an agreement to acquire 12 radio stations in seven markets for approximately $1.3 billion. The Company expects to finance these acquisitions with available cash and other third-party financings.

3. PUBLIC OFFERINGS:

In July 2000, the Company completed an offering of $310.0 million of 310,000 6 1/2% Convertible Preferred Securities, at $1,000 per security, convertible into Class D common stock.

In March 2000, the Company completed a public offering of 5.0 million shares of Class A common stock at $70.00 per share. The proceeds from this offering, net of offering costs, was approximately $336.0 million.

4. STOCK SPLIT:

On May 12, 2000, the Company's Board of Directors declared a three-for-one stock dividend of Class D Common Stock payable to shareholders of record as of May 30, 2000. All per share data in the accompanying unaudited financial statement has been restated to reflect this stock dividend.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.



RESULTS OF OPERATIONS

  Comparison of periods ended June 30, 2000 to the periods ended June 30, 1999
    (all periods are unaudited - all numbers in 000s except per share data).

                                        Three months       Three months         Six months         Six months
                                           ended               ended              ended               ended
                                        June 30, 1999      June 30, 2000       June 30, 1999      June 30, 2000
                                        -------------      -------------       -------------      -------------
STATEMENT OF OPERATIONS DATA:
   REVENUE:
      Broadcast revenue                   $ 24,083           $ 37,231            $ 37,473           $ 62,355
      Less: Agency commissions               3,046              4,588               4,619              7,560
                                          --------           --------            --------           --------
            Net broadcast revenue           21,037             32,643              32,854             54,795
                                          --------           --------            --------           --------

   OPERATING EXPENSES:
      Programming and technical              3,405              4,697               5,877              8,937
      Selling, G&A                           8,062             11,492              13,206             19,791
      Corporate expenses                     1,070              1,282               1,928              2,400
      Stock-based compensation                   -                  -                 225                  -
      Depreciation & amortization            4,347              7,182               7,475             12,671
                                          --------           --------            --------           --------
            Total operating expenses        16,884             24,653              28,711             43,799
                                          --------           --------            --------           --------

            Operating income                 4,153              7,990               4,143             10,996

   INTEREST EXPENSE                          3,752              3,665               7,489              7,247
   OTHER INCOME,  net                           78              5,470                 141              9,707
                                          --------           --------            --------           --------

            Income (loss) before
            provision for income taxes         479              9,795              (3,205)            13,456

   PROVISION FOR INCOME TAXES                  225              4,218                 476              5,818
                                          --------           --------            --------           --------
            Net income (loss)             $    254           $  5,577            $ (3,681)          $  7,638
                                          ========           ========            ========           ========


DILUTED PER SHARE DATA:
    Net income (loss) per share           $      -           $   0.07            $  (0.10)          $   0.09
    Preferred dividends per share         $      -           $      -            $   0.04           $      -
    Net income (loss)  per share
      applicable to common
      shareholders                        $      -           $   0.07            $  (0.13)          $   0.09

    After-tax cash flow per share         $   0.10           $   0.14            $   0.10           $   0.24

BASIC PER SHARE DATA:

    Net income (loss) per share           $      -           $   0.07            $  (0.10)          $   0.09
    Preferred dividends per share         $      -           $      -            $   0.04           $      -
    Net income (loss)  per share
      applicable to common
      shareholders                        $      -           $   0.07            $  (0.13)          $   0.09

    After-tax cash flow per share         $   0.10           $   0.14            $   0.10           $   0.24

OTHER DATA:
    Broadcast cash flow (a)               $  9,570           $ 16,454            $ 13,771           $ 26,067
    Broadcast cash flow margin                45.5%              50.4%               41.9%              47.6%
    EBITDA (b)                            $  8,500           $ 15,172            $ 11,843           $ 23,667
    EBITDA margin (b)                         40.4%              46.5%               36.0%              43.2%
    After-tax cash flow (c)               $  4,601           $ 12,277            $  3,794           $ 19,726

    Weighted average shares outstanding
      - basic (d)                           48,039             84,994              38,217             83,038
    Weighted average shares outstanding
      - diluted (d)                         48,039             85,256              38,217             83,316



         Net broadcast revenue increased to approximately $32.6 million for the quarter ended June 30, 2000 from approximately $21.0 million for the quarter ended June 30, 1999 or 55%. Net broadcast revenue increased to approximately $54.8 million for the six months ended June 30, 2000 from approximately $32.9 million for the six months ended June 30, 1999 or 67%. This increase in net broadcast revenue was the result of continuing broadcast revenue growth in all of the Company's markets in which it has operated for at least one year as the Company benefited from historical ratings increases at certain of its radio stations, improved power ratios at these stations as well as industry growth in each of these markets. Additional revenue gains were derived from the Company's mid-1999 acquisitions in Cleveland and in Richmond (where the Company also operates stations under a time brokerage agreement), as well as the more recent acquisitions of radio stations in Philadelphia, Charlotte, Indianapolis and Augusta, Georgia.

         Operating expenses excluding depreciation, amortization and stock-based compensation increased to approximately $17.5 million for the quarter ended June 30, 2000 from approximately $12.5 million for the quarter ended June 30, 1999 or 40%. Operating expenses excluding depreciation, amortization and stock-based compensation increased to approximately $31.1 million for the six months ended June 30, 2000 from approximately $21.0 million for the six months ended June 30, 1999 or 48%. This increase in expenses was related to the Company's rapid expansion within all of the markets in which it operates including increased variable costs associated with increased revenue, as well as start-up and expansion expenses in its newer markets as well as higher costs associated with operating as a public company.

         Broadcast operating income increased to approximately $8.0 million for the quarter ended June 30, 2000 from approximately $4.2 million for the quarter ended June 30, 1999 or 90.5%. Broadcast operating income increased to approximately $11.0 million for the six months ended June 30, 2000 from approximately $4.1 million for the six months ended June 30, 1999 or 168.3%. This increase was attributable to proportionately higher revenue as described above partially offset by higher depreciation and amortization expenses associated with the Company's several acquisitions made in 1999 and 2000.

         Interest expense decreased to approximately $3.7 million for the quarter ended June 30, 2000 from approximately $3.8 million for the quarter ended June 30, 1999 or 3%. Interest expense decreased to approximately $7.2 million for the six months ended June 30, 2000 from approximately $7.5 million for the six months ended June 30, 1999 or 4%. This decrease relates primarily to the pay-down of debt under the Company's bank credit facility with proceeds raised in follow-on equity offerings in November 1999 and March 2000.

         Other income (almost exclusively interest income) increased to approximately $5.5 million for the quarter ended June 30, 2000 from approximately $0.1 million for the quarter ended June 30, 1999 or 5,400%. Other income (almost exclusively interest income) increased to approximately $9.7 million for the six months ended June 30, 2000 from approximately $0.1 million for the six months ended June 30, 1999 or 9,600%. This increase was due to the Company's high cash and investment balances following its follow-on equity offerings in November 1999 and March 2000 as well as cash generated from operations.

         Income before provision for income taxes increased to approximately $9.8 million for the quarter ended June 30, 2000 from approximately $0.5 million for the quarter ended June 30, 1999 or 1,860%. Income before provision for income taxes increased to approximately $13.5 million for the six months ended June 30, 2000 from a loss of approximately $3.2 million for the six months ended June 30, 1999. This increase was due to higher operating income enhanced by higher interest income, as described above.

         Net income increased to approximately $5.6 million for the quarter ended June 30, 2000 from $0.3 million for the quarter ended June 30, 1999 or 1,767%. Net income increased to approximately $7.6 million for the six months ended June 30, 2000 from a loss of approximately $3.7 million for the six months ended June 30, 1999. This increase in net income for the quarter was due to higher income before provision for income taxes partially offset by an increased provision for income taxes.

         Broadcast cash flow increased to approximately $16.5 million for the quarter ended June 30, 2000 from approximately $9.6 million for the quarter ended June 30, 1999 or 72%. Broadcast cash flow increased to approximately $26.1 million for the six months ended June 30, 2000 from approximately $13.8 million for the six months ended June 30, 1999 or 89%. This increase was attributable to the increases in broadcast revenue partially offset by higher operating expenses as described above.

         Earnings before interest, taxes, depreciation, and amortization (EBITDA), and excluding stock-based compensation expense, increased to approximately $15.2 million for the quarter ended June 30, 2000 from approximately $8.5 million for the quarter ended June 30, 1999 or 79%. Earnings before interest, taxes, depreciation, and amortization, and excluding stock-based compensation expense, increased to approximately $23.7 million for the six months ended June 30, 2000 from approximately $11.8 million for the six months ended June 30, 1999 or 101%. This increase was attributable to the increase in broadcast revenue and interest income partially offset by higher operating expenses and higher corporate expenses partially associated with the costs of operating as a public company.

         After-tax cash flow increased to approximately $12.3 million for the quarter ended June, 30, 2000 from approximately $4.6 million for the quarter ended June 30, 1999. After-tax cash flow increased to approximately $19.7 million for the six months ended June, 30, 2000 from approximately $3.8 million for the six months ended June 30, 1999. This increase was attributable to the increase in operating income and interest income partially offset by higher interest charges associated with the financings of various acquisitions as well as the provision for income taxes, as described above.

(a) "Broadcast cash flow" is defined as broadcast operating income plus corporate expenses (including stock-based compensation) and depreciation and amortization of both tangible and intangible assets.
(b) "EBITDA" is defined as earnings before interest, taxes, depreciation, amortization and stock-based compensation.

(c) "After-tax cash flow" is defined as income before income taxes and extraordinary items plus depreciation, amortization and stock-based compensation, less the current income tax provision.
(d) As of June 30, 2000 the Company had 85,478,030 shares of Common Stock outstanding.


LIQUIDITY AND CAPITAL RESOURCES

         The capital structure of the Company consists of the Company's outstanding long-term debt and stockholders' equity. The stockholders' equity consists of common stock, additional paid-in capital and accumulated deficit. The Company's balance of cash and cash equivalents was approximately $6.2 million as of December 31, 1999. The Company's balance of cash and cash equivalents was approximately $148.1 million as of June 30, 2000. This increase resulted primarily from the Company's stronger cash flow from operating activities during the first six months of 2000 as well as the Company's follow-on public offering on March 8, 2000 from which it raised approximately $336.0 million, partially offset by cash paid for the acquisition of WPLY-FM on February 28, 2000, the acquisition of Davis Broadcasting, Inc. on June 7, 2000, the acquisition of three radio stations and one low power television station in the Indianapolis market on June 8, 2000, and an escrow deposit on the pending acquisition of 12 stations from Clear Channel Communications, Inc. and AMFM, Inc. At June 30, 2000 the entire amount of $100.0 million remained available (based on various covenant restrictions) to be drawn down from the Company's bank credit facility. In general, the Company's primary source of liquidity is cash provided by operations and, to the extent necessary, on undrawn commitments available under the Company's bank credit facility.

         On July 17, 2000 the Company amended and restated its credit agreement with respect to the existing bank credit facility. Upon consummation of, and contingent upon the Clear Channel/AMFM acquisition, the agreement provides for a new facility under which the Company can borrow up to $750.0 million from a group of banking institutions. The new bank credit facility contains covenants limiting the Company's ability to incur additional debt and additional liens, make dividends and other payments with respect to the Company's equity securities, make new investments and sell assets. This new facility also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit the Company's ability to borrow or otherwise raise funds in the credit and capital markets.

         Net cash flows from operating activities increased to approximately $18.9 million for the six months ended June 30, 2000 from approximately $6.0 million for the six months ended June 30, 1999 or 215%. This increase was due to a higher net income resulting from increased revenue and interest income partially offset by higher depreciation and amortization charges associated with the various acquisitions made by the Company in the past year and a higher provision for income taxes as compared to the first six months of 1999. Non-cash expenses of depreciation and amortization increased to approximately $12.7 million for the six months ended June 30, 2000 from approximately $7.5 million for the six months ended June 30, 1999 or 69% due to various acquisitions made by the Company within the past year.

         Net cash flows used in investing activities increased to approximately $213.4 million for the six months ended June 30, 2000 compared to approximately $42.0 million for the six months ended June 30, 1999 or 408%. During the six months ended June 30, 2000 the Company acquired radio station WPLY-FM in the Philadelphia, Pennsylvania market for approximately $80.0 million. The Company also acquired six radio stations in the Charlotte, North Carolina and Augusta, Georgia markets through an acquisition of the stock of Davis Broadcasting, Inc. for approximately $20.0 million in cash and approximately 57,000 shares of Class A Common Stock and 115,000 shares of Class D Common Stock, and three radio stations and one low power television station in the Indianapolis, Indiana market from Shirk, Inc. and IBL, L.L.C. for approximately $30.0 million in cash and 441,000 shares of Class A Common Stock. The Company also made an escrow deposit of approximately $130.3 million on the anticipated acquisition of 12 radio stations in seven markets from Clear Channel/AMFM. Also during the six months ended June 30, 2000 the Company made purchases of capital equipment totaling approximately $1.4 million.

         Net cash flows from financing activities was approximately $336.4 million for the six months ended June 30, 2000 compared to approximately 36.6 million for the six months ended June 30, 1999 or 819%. During the six months ended June 30, 2000, the Company completed a public offering of common stock that raised net proceeds of approximately $336.0 million. A portion of the proceeds was used to fund the escrow deposit and acquisitions mentioned above, with the balance to be used in part for general operating expenses and to fund future acquisitions.

         As a result of the aforementioned, cash and cash equivalents increased by $141.9 million during the six months ended June 30, 2000 compared to an approximate $0.6 million increase during the six months ended June 30, 1999.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is from time to time engaged in legal proceedings incidental to its business. The Company does not believe that any legal proceedings that it is currently engaged in, either individually or in the aggregate, will have a material adverse effect on the Company.

Item 2.  Changes in Securities

         On June 7, 2000, the Company issued approximately 57,000 shares of Class A Common Stock and 115,000 shares of Class D Common Stock to Gregory A. Davis. The shares of stock of the Company were issued in partial consideration for shares of stock of Davis Broadcasting, Inc., a company controlled by Mr. Davis, and which was the owner of six radio stations in the Augusta, Georgia and Charlotte, North Carolina markets. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

         On June 8, 2000, the Company issued 441,000 shares of Class A Common Stock to Shirk, Inc. a company owned and controlled by William Shirk and William Mays. The shares of stock of the Company were issued in partial consideration for the assets of Shirk, Inc. which was the owner of one radio station in the Indianapolis, Indiana market. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         On April 28, 2000, the Company held a Special Meeting of its holders of Common Stock pursuant to a Notice of Special Meeting of Stockholders and Proxy Statement dated April 5, 2000, a copy of which has been filed previously with the Securities and Exchange Commission. Stockholders were asked to vote upon the proposal to amend the Company's Amended and Restated Certificate of Incorporation to:

         a) eliminate the Company's 15% Series A Cumulative Redeemable Preferred Stock and 15% Series B Cumulative Redeemable Preferred Stock;
         b)       authorize the issuance of Blank Check Preferred Stock;
         c)       authorize the issuance of Class D Non-Voting Common Stock;
         d) increase the number of authorized shares of the Class A, Class B, and Class C Common Stock;
         e) provide the holders of Class A Common Stock with the right to convert such shares to shares of Class D Common Stock; and
         f) make certain other conforming changes to the Amended and Restated Certificate of Incorporation, including simplification of the provisions relating to amendment of the Amended and Restated Certificate of Incorporation.

         The holders of Class A Common Stock did not approve the provisions increasing the authorized shares of Class A Common Stock and providing the right to convert shares of Class A Common Stock to Class D Common Stock. All remaining aspects of the proposal to amend the Amended and Restated Certificate of Incorporation were adopted by a majority of the holders of Common Stock. The results of the vote tabulation are as follows:

                                                   For          Against           Abstain
                                                   ---          -------           -------
                    Class A                  4,762,141        7,322,167              204

                    Class B                 28,618,430                0                0

                    Class C                  3,121,048                0                0


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

         On March 11, 2000 the Company entered into an agreement to acquire from Clear Channel Communications, Inc. and AMFM, Inc. the assets of 12 radio stations located in seven markets in the United States for approximately $1.3 billion.

         On May 12, 2000 the Company's Board of Directors declared a three-for-one stock split in the form of a stock dividend payable to shareholders of record as of May 30, 2000.

         On June 7, 2000 the Company completed the acquisition of Davis Broadcasting, Inc. through which it acquired six radio stations in the Charlotte, North Carolina and Augusta, Georgia markets, for approximately $20.0 million in cash and approximately 57,000 shares of Class A Common Stock and 115,000 shares of Class D Common Stock.

         On June 8, 2000 the Company completed the acquisition of three radio stations and one low-power television station located in the Indianapolis, Indiana market, for approximately $30.0 million in cash and 441,000 shares of Class A Common Stock .

         On July 11, 2000 the Company completed a private placement of $310.0 million of convertible preferred securities.

         On July 17, 2000 the Company entered into a $750.0 million bank credit facility.


Item 6.  Exhibits and Reports on Form 8-K

EXHIBITS

              3.1 Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 000-25969; Film No. 631638)).

              3.2 Amended and Restated By-laws of Radio One, Inc., amended as of March 17, 2000 (incorporated by reference to Radio One's Annual Report on Form 10-K for the period ended December 31, 1999 (File No. 000-25969; Film No. 582596)).

              3.3 Certificate Of Designations, Rights and Preferences of the 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) of Radio One, Inc., as filed with the State of Delaware on July 13, 2000.

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

              4.10 Registration Rights Agreement, dated as of July 14, 2000, by and among Radio One, Inc., and Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Bank of America Securities LLC, and First Union Securities, Inc., as the Initial Purchases of Radio One, Inc.'s 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES).

              4.11 Remarketing Agreement, dated as of July 14, 2000, by and among Radio One, Inc., American Stock Transfer & Trust Co., as Tender Agent and Credit Suisse First Boston Corporation, as Remarketing Agent, for Radio One, Inc.'s 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES).

              4.12         Global Security Certificate for Radio One, Inc.'s
                           6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES).

              10.58 Asset Purchase Agreement dated as of March 11, 2000 relating to the acquisition of KMJQ-FM and KBXX-FM, licensed to Houston, Texas, WVCG(AM), licensed to Coral Gables, Florida, WZAK-FM, licensed to Cleveland, Ohio, WJMO (AM), licensed to Cleveland Heights, Ohio, KKBT-FM, licensed to Los Angeles, California, KBFB-FM, licensed to Dallas, Texas, WJMZ-FM ,licensed to Anderson, South Carolina, WFXC-FM, licensed to Durham, North Carolina, WFXK-FM, licensed to Tarboro, North Carolina, WNNL-FM, licensed to Fuquay-Varina, North Carolina and WQOK-FM, licensed to South Boston, Virginia (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 000-25969; Film No. 631638)).

              10.59 Agreement and Plan of Merger dated as of March 11, 2000 relating to the acquisition of WCCJ-FM, licensed to Harrisburg, North Carolina, WFXA-FM and WTHB (AM), licensed to Augusta, Georgia, WAKB-FM, licensed to Wrens, Georgia, WAEG-FM, licensed to Evans, Georgia and WAEJ-FM, licensed to Waynesboro, Georgia (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 000-25969; Film No. 631638)).

              10.60 Asset Purchase Agreement dated as of March 11, 2000 relating to the acquisition of WHHH-FM, licensed to Indianapolis, Indiana, WBKS-FM, licensed to Greenwood, Indiana, WYJZ-FM, licensed to Lebanon, Indiana and W53AV, licensed to Indianapolis, Indiana (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 000-25969; Film No. 631638)).

              10.61 Purchase Agreement, dated as of July 10, 2000, by and among Radio One, Inc., and Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Bank of America Securities LLC, and First Union Securities, Inc., as the Initial Purchases of Radio One, Inc.'s 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES).

              27.1         Financial data schedule (EDGAR version only).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            RADIO ONE, INC.


                            /s/ Scott R. Royster
                            ----------------------------------------------------
August 11, 2000             Scott R. Royster
                            Executive Vice President and Chief Financial Officer
                            (Principal Accounting Officer)