Form 10-Q
period 2000-09-30
RADIO ONE INC
filed 2000-11-14
CIK 1041657

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000
                         Commission File No. 333-30795

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

                          Yes  X    No
                              ---      ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                     Outstanding at September 30, 2000
                  -----                     ---------------------------------
   Class A Common Stock, $.001 Par Value                22,788,933
   Class B Common Stock, $.001 Par Value                 2,867,463
   Class C Common Stock, $.001 Par Value                 3,132,458
   Class D Common Stock, $.001 Par Value                56,695,484

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------
                                   Form 10-Q
                   For the Quarter Ended September 30, 2000


                               TABLE OF CONTENTS
                               -----------------

                                                                                     Page
                                                                                     ----
PART I       FINANCIAL INFORMATION

Item 1       Financial Statements                                                       3

             Consolidated Balance Sheets as of                                          4
                December 31, 1999 (Audited) and September 30, 2000 (Unaudited)

             Consolidated Statements of Operations for the Three Months and             5
                Nine Months ended September 30, 1999 and 2000 (Unaudited)

             Consolidated Statements of Changes in Stockholders' Equity for the         6
                Nine Months ended September 30, 2000 (Unaudited)

             Consolidated Statements of Cash Flows for the                              7
                Nine Months ended September 30, 1999 and 2000 (Unaudited)

             Notes to Consolidated Financial Statements September 30, 1999 and 2000     8

Item 2       Management's Discussion and Analysis of Financial                         11
                Condition and Results of Operations

PART II      OTHER INFORMATION

Item 1       Legal Proceedings                                                         16

Item 2       Acquisition or Disposition of Assets                                      16

Item 3       Defaults upon Senior Securities                                           16

Item 4       Submission of Matters to a Vote of Security Holders                       16

Item 5       Exhibits and Reports on Form 8-K                                          16

Signature                                                                              19

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(See pages 4-9 -- This page intentionally left blank.)

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------
                          Consolidated Balance Sheets
                          ---------------------------
                As of December 31, 1999, and September 30, 2000
                -----------------------------------------------

                                                                                         December 31,       September 30,
                                                                                             1999               2000
                                                                                         ------------       --------------
                                                                                                              (Unaudited)
                              ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                               $  6,221,000       $   35,151,000
 Investments, available for sale                                                          256,390,000           10,373,000
 Trade accounts receivable, net of allowance for doubtful accounts
  of $3,465,000 and $4,529,000, respectively                                               19,833,000           34,657,000
 Prepaid expenses and other                                                                 1,035,000            9,015,000
 Deferred income taxes                                                                        984,000              984,000
                                                                                         ------------       --------------
   Total current assets                                                                   284,463,000           90,180,000
PROPERTY AND EQUIPMENT, NET                                                                15,512,000          117,216,000
INTANGIBLE ASSETS, NET                                                                    218,460,000        1,571,701,000
OTHER ASSETS                                                                                9,101,000           11,977,000
                                                                                         ------------       --------------
   Total assets                                                                          $527,536,000       $1,791,074,000
                                                                                         ============       ==============
          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                        $  1,663,000       $    8,790,000
 Accrued expenses                                                                           6,941,000           15,498,000
 Income taxes payable                                                                       1,532,000            2,248,000
 Other current liabilities                                                                         --            4,723,000
                                                                                         ------------       --------------
   Total current liabilities                                                               10,136,000           31,259,000
LONG-TERM DEBT AND DEFERRED INTEREST, NET OF CURRENT PORTION                               82,626,000          654,407,000
DEFERRED INCOME TAX LIABILITY                                                              14,518,000           31,208,000
                                                                                         ------------       --------------
   Total liabilities                                                                      107,280,000          716,874,000
                                                                                         ------------       --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Common stock - Class A, $.001 par value, 30,000,000 shares authorized,
  17,221,000 and 22,789,000 shares issued and outstanding                                      17,000               23,000
 Common stock - Class B, $.001 par value, 150,000,000 shares authorized,
  2,867,000 and 2,867,000 shares issued and outstanding                                         3,000                3,000
 Common stock - Class C, $.001 par value, 150,000,000 shares authorized,
  3,184,000 and 3,132,000 shares issued and outstanding                                         3,000                3,000
 Common stock - Class D, $.001 par value, 150,000,000 shares authorized,
  46,546,000 and 56,695,000 shares issued and outstanding                                      46,000               57,000
 Convertible preferred stock, $.001 par value, 1,000,000 shares authorized and
  310,000 shares issued and outstanding; liquidation preference of $1,000 per share plus cumulative dividends at 6-1/2% per year or $4,198,000 as of
  September 30, 2000                                                                               --                   --
 Accumulated comprehensive income adjustments                                                  40,000                   --
 Additional paid-in capital                                                               446,354,000        1,096,704,000
 Accumulated deficit                                                                      (26,207,000)         (22,590,000)
                                                                                         ------------       --------------
   Total stockholders' equity                                                             420,256,000        1,074,200,000
                                                                                         ------------       --------------
   Total liabilities and stockholders' equity                                            $527,536,000       $1,791,074,000
                                                                                         ============       ==============

 The accompanying notes are an integral part of these consolidated statements.

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------

                     Consolidated Statements of Operations
                     -------------------------------------

    For the Three Months and Nine Months Ended September 30, 1999 and 2000
    ----------------------------------------------------------------------


                                                        Three Months Ended September 30,        Nine months Ended September 30,
                                                        --------------------------------        -------------------------------
                                                             1999               2000               1999                2000
                                                         -----------        -----------         -----------        ------------
                                                                   (Unaudited)                            (Unaudited)
REVENUE:
 Broadcast revenue, including barter revenue of
  $410,000, $670,000, $982,000 and $1,952,000,
  respectively                                           $27,589,000        $48,914,000         $65,062,000        $111,269,000
 Less:  agency commissions                                 3,468,000          6,028,000           8,087,000          13,588,000
                                                         -----------        -----------         -----------        ------------
   Net broadcast revenue                                  24,121,000         42,886,000          56,975,000          97,681,000
                                                         -----------        -----------         -----------        ------------

OPERATING EXPENSES:
 Program and technical                                     3,864,000          6,404,000           9,741,000          15,341,000
 Selling, general and administrative                       8,264,000         14,167,000          21,470,000          33,958,000
 Corporate expenses                                        1,148,000          1,825,000           3,076,000           4,225,000
 Stock-based compensation                                         --                 --             225,000                  --
 Depreciation and amortization                             4,734,000         17,726,000          12,209,000          30,397,000
                                                         -----------        -----------         -----------        ------------
   Total operating expenses                               18,010,000         40,122,000          46,721,000          83,921,000
                                                         -----------        -----------         -----------        ------------
   Broadcast operating income                              6,111,000          2,764,000          10,254,000          13,760,000
INTEREST EXPENSE, including amortization of
 deferred financing costs                                  3,990,000          8,970,000          11,479,000          16,217,000
OTHER INCOME, net                                             58,000          9,735,000             199,000          19,442,000
                                                         -----------        -----------         -----------        ------------
   Income (loss) before provision for income taxes         2,179,000          3,529,000          (1,026,000)         16,985,000
PROVISION FOR INCOME TAXES                                   255,000          7,550,000             731,000          13,368,000
                                                         -----------        -----------         -----------        ------------
   NET INCOME (LOSS)                                     $ 1,924,000        $(4,021,000)        $(1,757,000)       $  3,617,000
                                                         ===========        ===========         ===========        ============
NET INCOME (LOSS) APPLICABLE TO
COMMON STOCKHOLDERS                                      $ 1,924,000        $(8,219,000)        $(3,233,000)       $   (581,000)
                                                         ===========        ===========         ===========        ============
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON
SHARE APPLICABLE TO COMMON STOCKHOLDERS                  $       .04        $      (.10)        $      (.07)       $       (.01)
                                                         ===========        ===========         ===========        ============
SHARES USED IN COMPUTING BASIC NET INCOME (LOSS)
PER COMMON SHARE APPLICABLE TO COMMON
STOCKHOLDERS                                              54,309,000         85,494,000          43,641,000          83,862,000
                                                         ===========        ===========         ===========        ============
SHARES USED IN COMPUTING DILUTED NET INCOME
(LOSS) PER COMMON SHARE APPLICABLE TO COMMON
STOCKHOLDERS                                              54,585,000         85,494,000          43,641,000          83,862,000
                                                         ===========        ===========         ===========        ============

 The accompanying notes are an integral part of these consolidated statements

                       RADIO ONE, INC. AND SUBSIDIARIES


          Consolidated Statements of Changes in Stockholders' Equity
          ----------------------------------------------------------

                 For the Nine Months Ended September 30, 2000
                 --------------------------------------------



                                                Common      Common      Common      Common      Convertible
                                                 Stock       Stock       Stock       Stock       Preferred      Comprehensive
                                                Class A     Class B     Class C     Class D        Stock            Income
                                                -------     -------     -------     -------     -----------     -------------
BALANCE, as of December 31, 1998                $    --     $2,000      $3,000      $10,000                        $
 Comprehensive income:
  Net income                                         --         --          --           --                        $  133,000
  Unrealized gain on securities                      --         --          --           --                            40,000
                                                                                                                   ----------
 Comprehensive income                                --         --          --           --                        $  173,000
                                                                                                                   ==========
  Preferred stock dividends                          --         --          --           --
  Issuance of stock for acquisition               2,000      1,000          --        6,000
  Stock issued to an officer                         --         --          --           --
  Conversion of warrants                          5,000         --          --       10,000
  Issuance of common stock                       10,000         --          --       20,000
                                                -------     ------      ------      -------      -----
BALANCE, as of December 31, 1999                 17,000      3,000       3,000       46,000
 Comprehensive income:
  Net income                                         --         --          --           --                        $3,617,000
  Unrealized loss on securities                      --         --          --           --                           (40,000)
                                                                                                                   ----------
 Comprehensive income                                --         --          --           --                        $3,577,000
                                                                                                                   ==========
 Issuance of common stock                         5,000         --          --       10,000
 Issuance of stock for acquisitions               1,000         --          --        1,000
 Employee exercise of options                        --         --          --           --
 Issuance of preferred stock                         --         --          --           --
                                                -------     ------      ------      -------      -----
BALANCE, as of September 30, 2000
 (Unaudited)                                    $23,000     $3,000      $3,000      $57,000                        $
                                                =======     ======      ======      =======      =====

                                                 Accumulated
                                                Comprehensive       Additional                                     Total
                                                   Income            Paid-in            Accumulated             Stockholders'
                                                 Adjustments         Capital              Deficit                  Equity
                                                -------------     --------------        ------------           --------------
BALANCE, as of December 31, 1998                $     --          $      (10,000)        $(24,864,000)          $  (24,859,000)
 Comprehensive income:
  Net income                                          --                                      133,000                  133,000
  Unrealized gain on securities                   40,000                                           --                   40,000
 Comprehensive income                                 --                                           --
  Preferred stock dividends                           --                                   (1,476,000)              (1,476,000)
  Issuance of stock for acquisition                   --              34,185,000                   --               34,194,000
  Stock issued to an officer                          --                 225,000                   --                  225,000
  Conversion of warrants                              --                 (15,000)                  --
  Issuance of common stock                            --             411,969,000                   --              411,999,000
                                                --------          --------------         ------------           --------------
BALANCE, as of December 31, 1999                  40,000             446,354,000          (26,207,000)             420,256,000
 Comprehensive income:
  Net income                                          --                                    3,617,000                3,617,000
  Unrealized loss on securities                  (40,000)                                          --                  (40,000)
 Comprehensive income                                 --                                           --
 Issuance of common stock                             --             335,967,000                   --              335,982,000
 Issuance of stock for acquisitions                   --              13,543,000                   --               13,545,000
 Employee exercise of options                         --                 905,000                   --                  905,000
 Issuance of preferred stock                          --             299,935,000                   --              299,935,000
                                                --------          --------------         ------------           --------------
BALANCE, as of September 30, 2000
 (Unaudited)                                    $     --          $1,096,704,000         $(22,590,000)          $1,074,200,000
                                                ========          ==============         ============           ==============

 The accompanying notes are an integral part of these consolidated statements

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------

                     Consolidated Statements of Cash Flows
                     -------------------------------------

             For the Nine Months Ended September 30, 1999 and 2000
             -----------------------------------------------------



                                                                                            1999                2000
                                                                                        -------------      ---------------
                                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                                                      $ (1,757,000)      $     3,617,000
 Adjustments to reconcile net (loss) income to net cash from operating activities:
  Depreciation and amortization                                                           12,209,000            30,397,000
  Amortization of debt financing costs, unamortized discount and deferred
   interest                                                                                3,368,000             2,361,000
  Deferred income taxes and reduction in valuation reserve on deferred taxes                      --             7,550,000
  Non-cash compensation to officer                                                           225,000                    --
  Loss on sale of investments                                                                     --               254,000
  Non-cash advertising revenue in exchange for equity investments                                 --              (683,000)
  Effect of change in operating assets and liabilities-
   Trade accounts receivable                                                              (5,275,000)          (13,285,000)
   Prepaid expenses and other                                                               (171,000)              118,000
   Other assets                                                                             (118,000)              180,000
   Accounts payable                                                                          854,000             6,893,000
   Accrued expenses and other                                                              3,333,000             6,808,000
                                                                                        ------------       ---------------
      Net cash flows from operating activities                                            12,668,000            44,210,000
                                                                                        ------------       ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                       (2,580,000)           (2,316,000)
 Equity investments                                                                       (1,125,000)             (934,000)
 Proceeds from sale of investments, net                                                           --           245,803,000
 Deposits and payments for station purchases                                             (55,325,000)       (1,458,516,000)
                                                                                        ------------       ---------------
      Net cash flows from investing activities                                           (59,030,000)       (1,215,963,000)
                                                                                        ------------       ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of debt                                                                       (69,483,000)              (65,000)
 Proceeds from debt issuances                                                             26,000,000           570,000,000
 Repayment of Senior Cumulative Redeemable Preferred Stock                               (28,160,000)                   --
 Deferred financing costs                                                                   (549,000)           (6,069,000)
 Proceeds from issuance of common stock, net of issuance costs                           118,527,000           335,982,000
 Proceeds from exercise of stock options                                                          --               900,000
 Proceeds from issuance of preferred stock, net of issuance costs                                 --           299,935,000
                                                                                        ------------       ---------------
      Net cash flows from financing activities                                            46,335,000         1,200,683,000
                                                                                        ------------       ---------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                             (27,000)           28,930,000
CASH AND CASH EQUIVALENTS, beginning of period                                             4,455,000             6,221,000
                                                                                        ------------       ---------------
CASH AND CASH EQUIVALENTS, end of period                                                $  4,428,000       $    35,151,000
                                                                                        ============       ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for-
  Interest                                                                              $  6,340,000       $     5,602,000
                                                                                        ============       ===============
  Income taxes                                                                          $    374,000       $     6,192,000
                                                                                        ============       ===============

 The accompanying notes are an integral part of these consolidated statements

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                   Notes to Consolidated Financial Statements
                   ------------------------------------------

                          September 30, 1999 and 2000
                          ---------------------------

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Business

Radio One, Inc. (a Delaware corporation referred to as Radio One) and its subsidiaries, Radio One Licenses, Inc., WYCB Acquisition Corporation, Radio One of Detroit, Inc., Allur-Detroit, Inc. and Allur Licenses, Inc. (Delaware corporations), Broadcast Holdings, Inc. (a Washington, D.C., corporation), Bell Broadcasting Company (a Michigan corporation), Radio One of Atlanta, Inc. and its wholly owned subsidiaries, ROA Licenses, Inc., and Dogwood Communications, Inc. (Delaware corporations), and its wholly owned subsidiary, Dogwood Licenses, Inc. (a Delaware corporation), Radio One of Charlotte, LLC (a Delaware entity) and its wholly owned subsidiaries Davis Broadcasting of Charlotte, Inc., Radio One of North Carolina, Inc. and Radio One of Augusta, Inc. (Delaware corporations) (collectively referred to as the Company) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and operates radio stations in the Washington, D.C.; Baltimore, Maryland; Philadelphia, Pennsylvania; Detroit, Michigan; Kingsley, Michigan; Atlanta and Augusta, Georgia; Cleveland, Ohio; St. Louis, Missouri; Richmond, Virginia; Boston, Massachusetts; Charlotte and Raleigh, North Carolina; Greenville, South Carolina; Indianapolis, Indiana; Houston and Dallas, Texas; Miami, Florida; and Los Angeles, California, markets. The Company also operates radio stations in Richmond, Virginia and Boston, Massachusetts, through time brokerage agreements. The Company's operating results are significantly affected by its market share in the markets that it has stations.

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

2.  ACQUISITIONS:

On September 25, 2000, the Company completed the acquisition of KJOI-AM (formerly KLUV-AM) licensed to Dallas, Texas, for approximately $16.0 million. The acquisition resulted in recording approximately $15.3 million of intangible assets.

On August 25, 2000, the Company completed the acquisition of twelve radio stations (KMJQ-FM and KBXX-FM licensed to Houston, Texas, WVCG-AM, licensed to Coral Gables, Florida, WZAK-FM, licensed to Cleveland, Ohio, WJMO-AM, licensed to Cleveland Heights, Ohio, KKBT-FM, licensed to Los Angeles, California, KBFB-FM, licensed to Dallas, Texas, WJMZ-FM, licensed to Anderson, South Carolina, WFXK-FM, licensed to Tarboro, North Carolina, WFXC-FM, licensed to Durham, North Carolina, WNNL-FM, licensed to Fuquay-Varina, North Carolina and WQOK-FM, licensed to South Boston, Virginia) from Clear Channel Communications, Inc. and AMFM, Inc. for approximately $1.3 billion in cash. The acquisition resulted in the recording of approximately $1.2 billion of intangible assets. In connection with this acquisition, the Company is obtaining an appraisal of all tangible assets acquired. Thus, the Company estimated the value of the tangible assets until the appraisals are complete.

On June 8, 2000, the Company completed the acquisitions of WHHH-FM, licensed to Indianapolis, Indiana; WBKS-FM, licensed to Greenwood, Indiana; WYJZ-FM, licensed to Lebanon, Indiana; and W53AV, a low-powered television station licensed to Indianapolis, Indiana, for approximately $30.0 million in cash and 441,000 shares of Class A common stock. The acquisitions resulted in the recording of approximately $38.9 million of intangible assets.

On June 7, 2000, the Company completed the acquisition of the stock of Davis Broadcasting, Inc., which owns and operates radio stations WTHB-AM and WFXA-FM, licensed to Augusta, Georgia; WAEG-FM, licensed to Evans, Georgia; WAKB-FM, licensed to Wrens, Georgia; WAEJ-FM, licensed to Waynesboro, Georgia; and WCCJ-FM, licensed to Harrisburg, North Carolina, for approximately $20.0 million in cash, 57,000 shares of Class A common stock and 115,000 shares of Class D common stock The acquisition resulted in the recording of approximately $23.9 million of intangible assets.

On February 28, 2000, the Company completed the acquisition of WPLY-FM, located in the Philadelphia, Pennsylvania market, for approximately $80.0 million. The acquisition of WPLY-FM resulted in the recording of approximately $78.7 million of intangible assets.

3.  PRIVATE PLACEMENT AND PUBLIC OFFERING:

In July 2000, the Company completed a private placement of $310.0 million of 6-1/2% Convertible Preferred Securities, at $1,000 per security, with a par value of $.001 per share. Each of these preferred securities is convertible to
53.3832 shares of Class D common stock. Issuance costs were approximately $10.1 million, including underwriting commissions.

In March 2000, the Company completed a public offering of 5.0 million shares of Class A common stock at $70.00 per share. The proceeds from this offering, net of offering costs, were approximately $336.0 million.

4.  STOCK SPLIT:

On May 22, 2000, the Company's Board of Directors declared a three-for-one stock split of Class A Common Stock in the form of a stock dividend of Class D common stock payable to shareholders of record as of May 30, 2000. All per share data in the accompanying unaudited financial statement has been restated to reflect this stock dividend.

5.  INCOME TAX PROVISION:

The Company records its income tax provision for the interim periods based on its estimate of the effective tax rate for the year. The Company recorded a tax provision for the quarter ended September 30, 2000, of

$7.6 million or a 214% effective tax rate, compared to a tax provision for the six months ended June 30, 2000, at a 43% effective tax rate. The increase in the effective tax rate for the quarter was to increase the cumulative effective tax rate for the nine-month period ended September 30, 2000, to a 79% effective tax rate. The increase in the cumulative effective tax rate relates to the acquisitions completed during the quarter ended September 30, 2000, which effected the year-end estimated pre-tax income causing the annual estimated effective tax rate to increase to 79%. The actual effective tax rate for the year may be significantly different from the estimated effective tax rate used for the nine months ended September 30, 2000.

6.  SUBSEQUENT EVENTS:

Subsequent to September 30, 2000, an officer of the Company purchased one million shares of the Company's newly-issued stock. The stock was purchased with the proceeds of a loan from the Company.

In October 2000, the Company's Board of Directors declared and the Company paid a $5.0 million dividend to the holders of the convertible preferred securities.

In November 2000, the Company entered into an asset purchase agreement to acquire a radio station formerly known as KDGE-FM licensed to Gainesville, Texas for approximately $52.4 million. Additionally, the Company will divest two radio stations in Richmond, Virginia and two radio stations in Greenville, South Carolina for approximately $53.5 million.

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


RESULTS OF OPERATIONS
---------------------
 Comparison of periods ended September 30, 2000 to the periods ended September
                                   30, 1999
   (all periods are unaudited - all numbers in 000s except per share data).

                                                     Three months           Three months        Nine months         Nine months
                                                        ended                   ended              ended               ended
                                                    September 30,           September 30,      September 30,       September 30,
                                                         1999                   2000               1999                 2000
                                                    ---------------         -------------      ---------------    ---------------
STATEMENT OF OPERATIONS DATA:
  REVENUE:
     Broadcast revenue                                      $27,589               $48,914              $65,062           $111,269
     Less: Agency commissions                                 3,468                 6,028                8,087             13,588
                                                    ---------------         -------------      ---------------    ---------------
        Net broadcast revenue                                24,121                42,886               56,975             97,681
                                                    ---------------         -------------      ---------------    ---------------

OPERATING EXPENSES:
  Programming and technical                                   3,864                 6,404                9,741             15,341
  Selling, G&A                                                8,264                14,167               21,470             33,958
  Corporate expenses                                          1,148                 1,825                3,076              4,225
  Stock-based compensation                                        -                     -                  225                  -
  Depreciation & amortization                                 4,734                17,726               12,209             30,397
                                                    ---------------         -------------      ---------------    ---------------
        Total operating expenses                             18,010                40,122               46,721             83,921
                                                    ---------------         -------------      ---------------    ---------------
        Operating income                                      6,111                 2,764               10,254             13,760

   INTEREST EXPENSE                                           3,990                 8,970               11,479             16,217
   OTHER INCOME, net                                             58                 9,735                  199             19,442
                                                    ---------------         -------------      ---------------    ---------------
        Income (loss) before
         provision for income taxes                           2,179                 3,529               (1,026)            16,985

PROVISION FOR INCOME TAXES                                      255                 7,550                  731             13,368
                                                    ---------------         -------------      ---------------    ---------------
        Net income (loss)                                   $ 1,924               $(4,021)             $(1,757)           $ 3,617
                                                    ===============         =============      ===============    ===============
   Net income (loss) applicable to
    common stockholders                                     $ 1,924               $(8,219)             $(3,233)           $  (581)
                                                    ===============         =============      ===============    ===============
BASIC PER SHARE DATA:
   Net income (loss) per share                              $  0.04               $ (0.05)             $ (0.04)           $  0.04
   Preferred dividends per share                            $     -               $  0.05              $  0.03            $  0.05
   Net income (loss)  per share applicable to
    common shareholders                                     $  0.04               $ (0.10)             $ (0.07)           $ (0.01)
   After-tax cash flow per share                            $  0.12               $  0.20              $  0.24            $  0.44

DILUTED PER SHARE DATA:
   Net income (loss) per share                              $  0.04               $ (0.05)             $ (0.04)           $  0.04
   Preferred dividends per share                            $     -               $  0.05              $  0.03            $  0.05
   Net income (loss)  per share applicable to
    common shareholders                                     $  0.04               $ (0.10)             $ (0.07)           $ (0.01)

   After-tax cash flow per share                            $  0.12               $  0.20              $  0.24            $  0.44

OTHER DATA:
   Broadcast cash flow (a)                                  $11,993               $22,315              $25,764            $48,382
   Broadcast cash flow margin                                  49.7%                 52.0%                45.2%              49.5%
   EBITDA (b)                                               $10,845               $20,490              $22,688            $44,157
   EBITDA margin (b)                                           45.0%                 47.8%                39.8%              45.2%
   After-tax cash flow (c)                                  $ 6,713               $17,057              $10,452            $36,784

SAME STATION RESULTS(d)
   Net revenue                                              $24,120               $27,170              $58,754            $70,998
   Broadcast cash flow                                       11,993                14,376               26,552             36,391
   Broadcast cash flow margin                                  49.7%                 52.9%                45.1%              51.3%

   Weighted average shares outstanding - basic (e)           54,309                85,494               43,641             83,862
   Weighted average shares outstanding - diluted (f)         54,585                85,684               43,641             84,061

   Capital expenditures                                     $   461               $   919              $ 2,580            $ 2,316

     Net broadcast revenue increased to approximately $42.9 million for the quarter ended September 30, 2000 from approximately $24.1 million for the quarter ended September 30, 1999 or 78%. Net broadcast revenue increased to approximately $97.7 million for the nine months ended September 30, 2000 from approximately $57.0 million for the nine months ended September 30, 1999 or 71%. This increase in net broadcast revenue was the result of continuing broadcast revenue growth in all of the Company's markets in which it has operated for at least one year as the Company benefited from historical ratings increases at certain of its radio stations, improved power ratios at these stations as well as industry growth in each of these markets. Additional revenue gains were derived from the Company's mid-1999 acquisitions in Boston and in Richmond (where the Company also operates stations under time brokerage agreements), as well as the more recent acquisitions of radio stations in Augusta, Charlotte, Dallas, Greenville, Houston, Indianapolis, Los Angeles, Miami, Philadelphia, and Raleigh.

     Operating expenses excluding depreciation, amortization and stock-based compensation increased to approximately $22.4 million for the quarter ended September 30, 2000 from approximately $13.3 million for the quarter ended September 30, 1999 or 68%. Operating expenses excluding depreciation, amortization and stock-based compensation increased to approximately $53.5 million for the nine months ended September 30, 2000 from approximately $34.3 million for the nine months ended September 30, 1999 or 56%. This increase in expenses was related to the Company's rapid expansion within all of the markets in which it operates including increased variable costs associated with increased revenue, as well as start-up and expansion expenses in its newer markets and higher costs associated with operating as a public company.

     Broadcast operating income was approximately $2.8 million for the quarter ended September 30, 2000 compared to $6.1 million for the quarter ended September 30, 1999 or a decrease of 54%. Broadcast operating income increased to approximately $13.8 million for the nine months ended September 30, 2000 from approximately $10.3 million for the nine months ended September 30, 1999 or 34%. The decrease in net broadcast operating income for the quarter was attributable to higher revenue as described above more than offset by higher depreciation and amortization expenses associated with the Company's several acquisitions made in 1999 and 2000. The increase in net broadcast operating income for the nine month period was due to higher revenue as described above partially offset by increased depreciation and amortization expenses.

     Interest expense increased to approximately $9.0 million for the quarter ended September 30, 2000 from approximately $4.0 million for the quarter ended September 30, 1999 or 125%. Interest expense increased to approximately $16.2 million for the nine months ended September 30, 2000 from approximately $11.5 million for the nine months ended September 30, 1999 or 41%. This increase relates primarily to additional borrowings made in the third quarter of 2000 in conjunction with the acquisition of radio stations from Clear Channel Communications, Inc. and AMFM, Inc.

     Other income (almost exclusively interest income) increased to approximately $9.7 million for the quarter ended September 30, 2000 from approximately $0.1 million for the quarter ended September 30, 1999 or 9,600%. Other income (almost exclusively interest income) increased to approximately $19.4 million for the nine months ended September 30, 2000 from approximately $0.2 million for the nine months ended September 30, 1999 or 9,600%. This increase was due to the Company's high cash and investment balances following its equity offerings in November 1999, March 2000 and July 2000 as well as cash generated from operations.

     Income before provision for income taxes increased to approximately $3.5 million for the quarter ended September 30, 2000 from approximately $2.2 million for the quarter ended September 30, 1999 or 59%. Income before provision for income taxes increased to approximately $17.0 million for the nine months ended September 30, 2000 from a loss of approximately $1.0 million for the nine months ended September 30, 1999. This increase was due to higher operating income enhanced by higher interest income, partially offset by higher interest expense in the quarter, as described above.

     Net loss was approximately $4.0 million for the quarter ended September 30, 2000 compared to net income of approximately $1.9 million for the quarter ended September 30, 1999. Net income increased to approximately $3.6 million for the nine months ended September 30, 2000 from a loss of approximately $1.8 million for the nine months ended September 30, 1999. This decrease in net income for the quarter was due to higher income before provision for income taxes more than offset by a higher income tax provision associated with the change in the estimated pre-tax income for the year as a result of the acquisition of 12 radio stations from Clear Channel Communications, Inc. and AMFM, Inc. The increase in net income for the nine month period was due to higher income before provision for income taxes partially offset by an increased provision for income taxes.

     Broadcast cash flow increased to approximately $22.3 million for the quarter ended September 30, 2000 from approximately $12.0 million for the quarter ended September 30, 1999 or 86%. Broadcast cash flow increased to approximately $48.4 million for the nine months ended September 30, 2000 from approximately $25.8 million for the nine months ended September 30, 1999 or 88%. This increase was attributable to the increases in broadcast revenue partially offset by higher operating expenses as described above.

     Earnings before interest, taxes, depreciation, and amortization (EBITDA), and excluding stock-based compensation expense, increased to approximately $20.5 million for the quarter ended September 30, 2000 from approximately $10.8 million for the quarter ended September 30, 1999 or 90%. Earnings before interest, taxes, depreciation, and amortization, and excluding stock-based compensation expense, increased to approximately $44.2 million for the nine months ended September 30, 2000 from approximately $22.7 million for the nine months ended September 30, 1999 or 95%. This increase was attributable to the increase in broadcast revenue and interest income partially offset by higher operating expenses and higher corporate expenses partially associated with the costs of operating as a public company.

(a) "Broadcast cash flow" is defined as broadcast operating income plus corporate expenses (including stock-based compensation) and depreciation and amortization of both tangible and intangible assets.
(b) "EBITDA" is defined as earnings before interest, taxes, depreciation, amortization and stock-based compensation.
(c) "After-tax cash flow" is defined as income before income taxes and extraordinary items plus depreciation, amortization and stock-based compensation, less the current income tax liability and preferred stock dividends.
(d) Same station results include results only for those stations owned and/or operated by the Company for the full one-year period in question. For 1999, same station results include results of an affiliate of the Company's, Radio One of Atlanta, which was operated by the Company from its inception and acquired by the Company on March 30, 1999.
(e) As of September 30, 2000 the Company had 85,494,000 shares of Common Stock outstanding on a weighted average basis for the quarter. As of September 30, 2000, the Company had 85,684,000 shares of Common Stock outstanding on a weighted average basis for the quarter, diluted for outstanding stock options.
(f) As of September 30, 2000 the Company had 85,684,000 shares of Common Stock outstanding on a weighted average basis for the quarter, diluted for outstanding stock options. However, the per share amounts are the same as those based on basic shares outstanding because of the anti-dilutive effect of these options shares, other than for after-tax cash flow. After-tax cash flow per share data was calculated using the basic and diluted weighted average shares outstanding, however, the per share amounts were the same because of the relatively minor differences between the two weighted average share amounts.


LIQUIDITY AND CAPITAL RESOURCES
--------------------------------

     The capital structure of the Company consists of the Company's outstanding long-term debt and stockholders' equity. The stockholders' equity consists of common stock, convertible preferred stock, additional paid-in capital and accumulated deficit. The Company's balance of cash and cash equivalents was approximately $6.2 million as of December 31, 1999. The Company's balance of cash and cash equivalents was approximately $35.2 million as of September 30, 2000. This increase resulted primarily from the Company's stronger cash flow from operating activities during the first nine months of 2000 as well as the Company's follow-on public offering on March 8, 2000 from which it raised approximately $336.0 million and the Company's convertible preferred offering from which it raised approximately $299.9 million, partially offset by cash paid for the acquisition of WPLY-FM on February 28, 2000 from Greater Media Radio Company, the acquisition of Davis Broadcasting, Inc. on June 7, 2000 which included WCCJ-FM in the Charlotte, North Carolina market and five radio stations in the Augusta, Georgia market, the acquisition of three radio stations and one low power television station in the Indianapolis market on June 8, 2000 from Shirk, Inc. and IBL, L.L.C., the acquisition of 12 radio stations from Clear Channel Communications, Inc. and AMFM, Inc. for $1.3 billion on August 25, 2000, and the acquisition of KJOI-AM (formerly KLUV-AM) in the Dallas market from Infinity Broadcasting Corporation on September 25, 2000. The balance of the purchase price and related expenses for the Clear Channel acquisition was funded with approximately $570.0 million drawn on a $750.0 million credit facility which the Company entered into on July 17, 2000 and became effective concurrent with the closing of the Asset Purchase Agreement with Clear Channel Communications, Inc. and AMFM, Inc.

     The Amended and Restated Credit Agreement dated July 17, 2000 provides for a new bank facility under which the Company can borrow up to $750.0 million from a group of banking institutions. The new bank credit facility contains covenants limiting the Company's ability to incur additional debt and additional liens, make dividends and other payments with respect to the Company's equity securities, make new investments and sell assets. This new facility also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit the Company's ability to borrow or otherwise raise funds in the credit and capital markets. At September 30, 2000, $180.0 million remained available (based on various covenant restrictions) to be drawn down from the Company's $750.0 bank credit facility. In general, the Company's primary source of liquidity is cash provided by operations and, to the extent necessary, on undrawn commitments available under the Company's bank credit facility.

     Net cash flows from operating activities increased to approximately $44.2 million for the nine months ended September 30, 2000 from approximately $12.7 million for the nine months ended September 30, 1999 or 248%. This increase was due to higher net income resulting from increased revenue and interest income in addition to higher non-cash expenses. Non-cash expenses of depreciation and amortization increased to approximately $30.4 million for the nine months ended September 30, 2000 from approximately $12.2 million for the nine months ended September 30, 1999 or 149% due to various acquisitions made by the Company within the past year. Other significant increases in non-cash expenses for the nine months ended September 30, 2000 included deferred income taxes of $7.6 million compared to zero for the nine months ended September 30, 1999.

     Net cash flows used in investing activities increased to approximately $1,216.0 million for the nine months ended September 30, 2000 compared to approximately $59.0 million for the nine months ended September 30, 1999 or 1,961%. During the nine months ended September 30, 2000 the Company acquired radio station WPLY-FM in the Philadelphia, Pennsylvania market for approximately $80.0 million. The Company also acquired six radio stations in the Charlotte, North Carolina and Augusta, Georgia markets through an acquisition of the stock of Davis Broadcasting, Inc. for approximately $20.0 million in cash and approximately 57,000 shares of Class A Common Stock and 115,000 shares of Class D Common Stock, and three radio stations and one low power television station in the Indianapolis, Indiana market from Shirk, Inc. and IBL, L.L.C. for approximately $30.0 million in cash and 441,000 shares of Class A Common Stock. The Company acquired 12 radio stations in seven markets from Clear Channel Communications, Inc. and AMFM, Inc. for approximately $1.3 billion and radio station KJOI-AM (formerly KLUV-AM) in the Dallas, Texas market for approximately $16.0 million. Also during the nine months ended September 30, 2000 the Company made purchases of capital equipment totaling approximately $2.3 million.

     Net cash flows from financing activities increased to approximately $1,200.7 million for the nine months ended September 30, 2000 compared to approximately $46.3 million for the nine months ended September 30, 1999 or 2,493%. In March 2000, the Company completed a public offering of common stock that raised net proceeds of approximately $336.0 million. In July 2000, the Company completed an offering of 6-1/2% Convertible Preferred Securities that raised net proceeds of approximately $299.9 million. Most of the proceeds were used to fund the acquisitions mentioned above, with the balance to be used in part for general operating expenses and to fund future acquisitions.

     As a result of the aforementioned, cash and cash equivalents increased by $28.9 million during the nine months ended September 30, 2000 compared to a decrease of approximately $27,000 during the nine months ended September 30, 1999.

     This discussion may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Because these statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ materially, including the absence of a combined operating history with an acquired company or radio station and the potential inability to integrate acquired businesses, need for additional financing, high degree of leverage, granting of rights to acquire certain portions of the acquired company's or radio station's operations, variable economic conditions and consumer tastes, as well as restrictions imposed by existing debt and future payment obligations. Important factors that could cause actual results to differ materially are described in the Company's reports on Forms 10-K and 10-Q and other filings with the Securities and Exchange Commission.

                          PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         The Company is from time to time engaged in legal proceedings incidental to its business. The Company does not believe that any legal proceedings that it is currently engaged in, either individually or in the aggregate, will have a material adverse effect on the Company.

Item 2.  Acquisition or Disposition of Assets

         Information is incorporated by reference to Radio One's Current Report on Form 8-K dated September 7, 2000, File No. 000-25969; Film No. 717885


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         Information is incorporated by reference to Radio One's Current Report on Form 8-K/A1 dated October 6, 2000, File No. 000-25969; Film No. 736375.

Item 5.  Exhibits and Reports on Form 8-K

(a)      EXHIBITS

            3.1 Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 000-25969; Film No. 631638)).

            3.1.1 Certificate of Amendment (dated as of September 21, 2000) of the Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One's Current Report on Form 8-K filed October 6, 2000 (File No. 000-25969; Film No. 736375)).

            3.2 Amended and Restated By-laws of Radio One, Inc., amended as of September 15, 2000 (incorporated by reference to Radio One's Current Report on Form 8-K filed October 6, 2000 (File No. 000-25969; Film No. 736375)).

            3.3 Certificate Of Designations, Rights and Preferences of the 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) of Radio One, Inc., as filed with the State of Delaware on July 13, 2000 (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 000-25969; Film No. 698190)).

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

        4.10 Registration Rights Agreement, dated as of July 14, 2000, by and among Radio One, Inc., and Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Bank of America Securities LLC, and First Union Securities, Inc., as the Initial Purchases of Radio One, Inc.'s 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 000-25969; Film No. 698190)).

        4.11 Remarketing Agreement, dated as of July 14, 2000, by and among Radio One, Inc., American Stock Transfer & Trust Co., as Tender Agent and Credit Suisse First Boston Corporation, as Remarketing Agent, for Radio One, Inc.'s 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 000-25969; Film No. 698190)).

        4.12 Global Security Certificate for Radio One, Inc.'s 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 000-25969; Film No. 698190)).

        10.62 Second Amended and Restated Credit Agreement, dated as of July 17, 2000, by and among Radio One, Inc., Bank of America, N.A., Credit Suisse First Boston, First Union National Bank, Toronto Dominion (Texas), Inc., Bankers Trust Company, and the Several Lenders From Time to Time Parties Hereto.

          27.1  Financial data schedule (EDGAR version only).


(b)       REPORTS ON FORM 8-K

        The Company filed a Form 8-K dated September 7, 2000 disclosing that it had consummated the acquisition of twelve radio stations from Clear Channel Communications, Inc. and AMFM, Inc. for approximately $1.3 billion in cash. No financial reports were filed at that time.

        The Company filed a Form 8-K/A dated October 6, 2000 to amend its Form 8-K filed on September 7, 2000. The Company added the Financial Statements of the Business Acquired required by Item 7(a) and the Pro Forma Financial Information required by Item 7(b). In addition, the Company disclosed (i) the results of its Annual Meeting of Stockholders, (ii) a pending asset acquisition in Greenville, South Carolina, and (iii) a completed acquisition in Dallas, Texas.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         RADIO ONE, INC.


                              /S/ Scott R. Royster
                         ----------------------------------------------------
November 10, 2000        Scott R. Royster
                         Executive Vice President and Chief Financial Officer
                         (Principal Accounting Officer)