Form 10-K405
period 2000-12-31
RADIO ONE INC
filed 2001-04-02
CIK 1041657

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000
                         Commission File No. 333-30795

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

             Title of each class                 Name of each exchange on which registered
- ------------------------------------------------------------------------------------------
    Class A Common Stock, $.001 par value        The Nasdaq Stock Market's National Market
    Class D Common Stock, $.001 par value        The Nasdaq Stock Market's National Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The number of shares outstanding of each of the issuer's classes of common stock, as of March 23, 2001 is as follows:

                    Class             Outstanding at March 23, 2001
                    -----             -----------------------------
        Class A Common Stock, $.001
         par value                             22,529,344
        Class B Common Stock, $.001
         par value                              2,867,462
        Class C Common Stock, $.001
         par value                              3,132,458
        Class D Common Stock, $.001
         par value                             58,345,644

Based on the average of the bid and asked prices on the Nasdaq Stock Market's National Market on March 23, 2001 of $15.41 for our class A common stock, and $14.00 for our class D common stock, the aggregate market value of our voting and non-voting equity held by non-affiliates on such date was approximately $906.2 million. Shares of common stock held by directors and certain executive officers and by each person who owns or may be deemed to own 10% or more of our outstanding common stock have been excluded, since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of our definitive proxy statement for the 2001 annual meeting of stockholders, which will be filed with the SEC within 120 days after the end of the fiscal year to which this annual report relates, are incorporated by reference into Part III of this report.

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                        RADIO ONE, INC. AND SUBSIDIARIES

                                   Form 10-K
                  For the Fiscal Year Ended December 31, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I
    Item 1.  Business...................................................     3
    Item 2.  Properties and Facilities..................................    32
    Item 3.  Legal Proceedings..........................................    33
    Item 4.  Submission of Matters to a Vote of Security Holders........    33
 PART II
             Market for Registrant's Common Equity and Related
    Item 5.   Stockholder Matters.......................................    34
    Item 6.  Selected Financial Data....................................    35
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    37
    Item 7A. Quantitative and Qualitative Disclosure About Market Risk..    44
    Item 8.  Financial Statements and Supplementary Data................    45
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................    45
 PART III
    Item 10. Directors and Executive Officers of the Registrant.........    46
    Item 11. Compensation of Directors and Executive Officers...........    46
             Security Ownership of Certain Beneficial Owners and
    Item 12.  Management................................................    46
    Item 13. Certain Relationships and Related Transactions.............    46
 PART IV
             Exhibits, Financial Statement Schedules, and Reports on
    Item 14.  Form 8-K..................................................    47
 SIGNATURES..............................................................   50
 Report of Independent Public Accountants................................  F-1
 Consolidated Balance Sheets as of December 31, 1999 and 2000............  F-2
 Consolidated Statements of Operations for the years ended December 31,
  1998, 1999 and 2000....................................................  F-3
 Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1998, 1999 and 2000.................................  F-4
 Consolidated Statements of Cash Flow for the years ended December 31,
  1998, 1999 and 2000....................................................  F-5
 Notes to Consolidated Financial Statement...............................  F-6
 INDEX TO SCHEDULES......................................................  S-1

                                    PART I

ITEM 1. BUSINESS

   Unless otherwise noted, the terms "Radio One," "we," "our" and "us" refer to Radio One, Inc. and our subsidiaries.

   Radio One was founded in 1980 and is the seventh largest radio broadcasting company in the United States based on pro forma 2000 gross revenue. We are also the largest radio broadcasting company in the United States primarily targeting African-Americans. After we complete our pending acquisitions and divestitures, including our acquisition of Blue Chip Broadcasting, Inc., we will own and/or operate 63 radio stations in 22 markets. Thirty-four of these stations (24 FM and 10 AM) are in 14 of the top 20 African-American radio markets: Washington, D.C., Los Angeles, Detroit, Atlanta, Philadelphia, Houston, Miami, Baltimore, Dallas, St. Louis, Cleveland, Boston, Richmond and Charlotte.

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

   Due to successful implementation of our business strategy, our net broadcast revenue, broadcast cash flow and after-tax cash flow have grown significantly:

  . Same station net broadcast revenue increased 17% from year-end 1999 to year-end 2000.

  . Same station broadcast cash flow increased 30% from year-end 1999 to year-end 2000.

  .  After-tax cash flow increased 199% from year-end 1999 to year-end 2000.

   Radio One is led by our Chairperson and co-founder, Catherine L. Hughes, and her son, Alfred C. Liggins, III, our Chief Executive Officer and President, who together have over 40 years of operating experience in radio broadcasting. Ms. Hughes, Mr. Liggins and our strong management team have successfully implemented a strategy of acquiring and turning around underperforming radio stations. We believe that we are well positioned to apply our proven operating strategy to many of our recently or soon to be acquired stations in Los Angeles, Philadelphia, Houston, Miami, Dallas, Cleveland, Boston, Charlotte, Raleigh-Durham, Cincinnati, Columbus, Indianapolis, Augusta, Dayton, Louisville and Minneapolis, and to other radio stations in existing and new markets as attractive acquisition opportunities arise.

Common Stock Public Offering

   On March 8, 2000, we completed a public offering of 5.0 million shares of our class A common stock from which we received net proceeds of approximately $336.0 million. We used these proceeds to fund acquisitions and for other general corporate purposes.

Stock Split/Class D Common Stock Dividend

   On May 22, 2000, we declared a three-for-one stock split in the form of a stock dividend. On June 6, 2000, the stockholders of record as of May 30, 2000 of each share of our class A common stock, class B common stock and class C common stock received two shares of newly-created non-voting class D common stock.

Convertible Preferred Stock Offering

   On July 11, 2000, we completed an offering of 310,000 shares of our 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) from which we received net proceeds of approximately $299.9 million. We used these proceeds to fund acquisitions and for other general corporate purposes. On October 16, 2000 and on January 16, 2001, we paid the first two quarterly dividends on the HIGH TIDES, each in the amount of $16.25 per share, for an aggregate dividend payment on each date of approximately $5.0 million. On March 16, 2001, we declared the next $16.25 per share quarterly dividend on the HIGH TIDES, and that dividend, in the aggregate amount of approximately $5.0 million, will be paid on April 16, 2001.

Clear Channel/AMFM Acquisitions

   On August 25, 2000, we completed our acquisition of 12 radio stations from Clear Channel and AMFM for an aggregate purchase price of approximately $1.3 billion. The acquired stations are located in the following seven markets: Los Angeles, Houston, Miami, Dallas, Cleveland, Raleigh-Durham and Greenville, although we have subsequently divested the station located in Greenville.

   As a result of our acquisition of the Clear Channel and AMFM radio stations (and the subsequent Greenville divestiture), we serve five new markets, three of which are top 10 African-American radio markets. These new markets have complemented our station portfolio by greatly increasing its geographic diversity and national reach. Due to this increased geographic diversity, we have reduced significantly our reliance on any single market.

Blue Chip Broadcasting Acquisition

   On February 7, 2001, we entered into a definitive agreement to acquire Blue Chip Broadcasting, Inc. for an aggregate purchase price of approximately $190.0 million in cash, stock and the assumption of outstanding debt. Blue Chip owns and/ or operates 16 radio stations in the following five markets:
Cincinnati, Columbus, Dayton, Louisville and Minneapolis. We currently have no operations in any of these markets, and the stations are complementary to our existing business.

Station Portfolio

   We operate in many of the largest African-American markets. Since January 1, 2000, we have acquired or agreed to acquire and/or operate 43 radio stations and have divested or agreed to divest six non-core stations. A more detailed description of the acquisitions and divestitures of these stations is provided in this report under the heading "Recent and Pending Transactions." The acquisitions diversify our net broadcast revenue, broadcast cash flow and asset bases and increase the number of top 20 African-American markets in which we operate from 9 to 14.

   The table below provides information about the stations that we will own or operate after giving effect to our pending acquisitions and divestitures. Audience share data is for the 12+ demographic and is from the Arbitron Survey four book averages ending with the Fall 2000 Arbitron Survey, except in the Miami market, where we provide no audience share data because Arbitron does not publish ratings information for our station. Revenue share data are from either Radio Revenue Reports of Hungerford Aldrin Nichols & Carter, PC or revenue reports prepared by Miller, Kaplan, Arase & Co., Certified Public Accountants, except in the Miami and Boston markets where we do not currently report revenue to either Hungerford Aldrin Nichols & Carter, PC or Miller, Kaplan, Arase & Co. and for which we provide no information below. For station by station audience share and revenue share information, see the information provided in this report in the table under the heading "Our Station Portfolio." In the Miami and Dayton markets, no stations that we own or operate are urban-formatted, and in the Minneapolis market, no market wide racial/ethnic audience composition information is currently available. Accordingly, African-American market audience share rank and revenue rank are not included in the table for those markets. Except as otherwise noted above, information in the table below is from BIA Investing in Radio Market Report ("BIA 2000 Fourth Edition"). Markets with pending acquisitions are denoted by an asterisk (*).

                           Radio One and Our Markets

                                         Radio One                                        Market Data
                   ----------------------------------------------------- ----------------------------------------------
                   Number of African-American
                   Stations       Market            Entire Market                                 1998 MSA Population
                   --------- ---------------- --------------------------                        -----------------------
                                               Four Book
                                                Average                   Estimated  Ranking by
                                              (Ending Fall               2000 Annual  Size of
                             Audience             2000)      January-       Radio     African-
                              Share   Revenue   Audience   December 2000   Revenue    American      Total     African-
Market              FM   AM    Rank    Rank      Share     Revenue Share ($millions) Population (in millions) American%
- ------             ---- ---- -------- ------- ------------ ------------- ----------- ---------- ------------- ---------
Washington, DC....    2    2     1        1       11.1          9.5        $375.0         3          4.3        26.6%
Los Angeles.......    1   --     1        1        2.9          4.3         851.0         4         12.5         9.0
Detroit...........    2    1     2        3        5.5          3.6         268.6         5          4.6        21.7
Atlanta...........    2   --     2        3        6.6          5.0         400.0         6          3.8        26.0
Philadelphia......    2   --     2        2        5.9          6.0         321.0         7          4.9        20.2
Houston...........    2   --     1        1       12.9         13.2         317.5         8          4.4        18.3
Miami.............   --    1   n/a      n/a        n/a          n/a         277.6         9          3.7        19.8
Baltimore.........    2    2     1        1       17.2         23.2         137.8        10          2.5        27.8
Dallas............    2   --     2        2        4.3          3.4         381.8        11          4.8        14.2
St.Louis..........    1   --     2        3        1.4          0.2         145.3        14          2.6        17.7
Cleveland.........    2    2     1        1       12.6         13.1         114.3        17          2.1        19.4
Boston............    1    1     1        1        2.9          n/a         359.2        18          3.9         7.9
Richmond*.........    4    1     1        1       24.5         21.2          54.6        19          1.0        30.1
Charlotte.........    1   --     2        2        3.5          2.1         119.4        20          1.4        20.5
Raleigh-Durham....    4   --     1        1       19.6         16.7          85.0        23          1.1        24.0
Cincinnati*.......    1    1     1        1        6.1          4.7         139.4        29          2.0        11.6
Columbus*.........    3   --     1        1       11.9          9.4          96.9        32          1.5        13.1
Indianapolis*.....    3    1     1        2       11.1          6.0          96.1        33          1.4        14.2
Augusta...........    4    1     1        1       15.8         13.7          17.5        43          0.5        33.4
Dayton*...........    3    1   n/a      n/a       11.1         16.7          44.0        47          1.0        14.1
Louisville*.......    6   --     1        1       24.6         20.4          56.6        51          1.0        12.9
Minneapolis*......    1   --   n/a      n/a        2.8          0.4         183.3        52          2.8         4.8
                   ---- ----
Total.............   49   14
                   ==== ====

The African-American Market Opportunity

   We believe that operating urban formatted radio stations primarily targeting African-Americans has significant growth potential for the following reasons:

  Rapid African-American Population Growth. From 1980 to 1999, the African-American population increased from approximately 26.7 million to 34.9 million, a 30.7% increase, compared to a 20.4% increase in the population as a whole. Furthermore, the African-American population is expected to increase to approximately 39.9 million by 2010, a 14.3% increase from 1999, compared to an expected increase during the same period of 10.0% for the population as a whole. (Source: U.S. Census Bureau, Statistical Abstract of the United States: 2000).

  Higher African-American Income Growth. According to the U.S. Census Bureau, from 1990 to 1999, the rate of increase in median household income in 1999 adjusted dollars for African-Americans was approximately 17.2% compared to 6.9% for the population as a whole. (Source: U.S. Census Bureau, 2000). African-American buying power is estimated to reach $572.1 billion in 2001, up 85.9% from 1990, compared to an increase of 70.4% for the population as a whole. In 2001, African-Americans will account for 8.1% of the nation's total buying power, up from 7.4% in 1990. (Source: "Buying Power at the Beginning of a New Century: Projections for 2000 and 2001," Dr. Jeffrey M. Humphreys). In addition, the African-American consumer tends to have a different consumption profile than non-African-Americans. An annual report published by Target Market News provides a list of products and services for which African-Americans households spent more than white households. In the most recent such annual report, there were dozens of such products and services listed in categories such as apparel and accessories, books, cars and trucks, consumer electronics, food, personal care products, telephone service and transportation. (Source: The 2000 Report on the Buying Power of Black America, Target Market News).

  Growth in Advertising Targeting the African-American Market. We believe that large corporate advertisers are becoming more focused on reaching minority consumers in the United States. The African-American and Hispanic communities are viewed as an emerging growth market within the mature domestic market. A 1997 study estimated that major national advertisers spent $881 million on advertising targeting African-American consumers, up from $463 million in 1985. (Source: Target Market News (Chicago, IL-1997)). We believe many large corporations are expanding their commitment to ethnic advertising.

  Growing Influence of African-American Culture. We believe that there is an ongoing "urbanization" of many facets of American society as evidenced by the influence of African-American culture in the areas of music (for example, hip-hop and rap music), film, fashion, sports and urban-oriented television shows and networks. We believe that companies as disparate as the News Corporation's Fox(R) television network, the sporting goods manufacturer Nike(R), the fast food chain McDonald's(R), and prominent fashion designers have embraced this urbanization trend in their products as well as their advertising messages.

  Growing Popularity of Radio Formats Primarily Targeting African-
  Americans. We believe that urban programming has been expanded to target a more diverse urban listener base and has become more popular with listeners and advertisers over the past ten years. The number of urban radio stations has increased from 284 in 1989 to 405 in 1999, or by 42.6%. (Source: The M Street Corp., Format Trends from 1989 to 1999, Counts as of November 1999.) In Fall 1997, urban formats were one of the top three formats in nine of the top ten radio markets nationwide and the top format in five of these markets. (Source: INTEREP, Research Division, 1998 Regional Differences in Media Usage Study).

  Concentrated Presence of African-Americans in Urban Markets. In 1998, approximately 65.6% of the African-American population was located in the top 50 African-American markets. (Source: BIA 2000, Fourth Edition). Relative to radio broadcasters targeting a broader audience, we believe we can cover the various segments of our target market with fewer programming formats and therefore fewer radio stations than the maximum per market allowed by the FCC.

  Strong African-American Listenership and Loyalty. In 1997, African-Americans in the ten largest markets listened to radio broadcasts an average of 26.5 hours per week. This compares to 21.5 hours per week for all Americans. (Source: INTEREP Research Division, 1999 Urban Radio Study). In addition, we believe that African-American radio listeners exhibit greater loyalty to radio stations that target the African-American community because those radio stations become a valuable source of entertainment and information responsive to the community's interests and lifestyles.

Acquisition Strategy

   Our acquisition strategy includes acquiring and turning around underperforming radio stations principally in the top 50 African-American markets. We will also make acquisitions in existing markets where expanded coverage is desirable and in new markets where we believe it is advantageous to establish a presence. For strategic reasons, or as a result of an acquisition of multiple stations in a market, we may also acquire and operate stations with formats that primarily target non-African-American segments of the population.

                        RECENT AND PENDING TRANSACTIONS

   We have acquired or agreed to acquire and/or operate 43 radio stations and one low power television station since January 1, 2000. These acquisitions diversify our net broadcast revenue, broadcast cash flow and asset bases and increase the number of top 20 African-American markets in which we operate from 9 to 14. Since January 1, 2000, we have also divested or agreed to divest six radio stations that were not core components of our business strategy.

   The table below sets forth information regarding each of the recently completed or pending acquisitions and divestitures as of March 15, 2001.

                                                       Approximate
                                                        Purchase
                                                          Price
                             No. of       Call             (in            Date
                            Stations     Letters        millions)       Completed
                            --------     -------       -----------      ---------
Completed Acquisitions
 Philadelphia.............       1       WPLY-FM        $   80.0           2/00
 Charlotte................       1       WCCJ-FM            20.7(/1/)      6/00
 Augusta..................       5       WTHB-AM
                                         WAEG-FM
                                         WAKB-FM
                                         WAEJ-FM
                                         WFXA-FM
 Indianapolis I(/2/)......       3       WYJZ-FM            30.0(/3/)      6/00
                                         WHHH-FM
                                         WTLC-FM(/4/)
 Los Angeles..............       1       KKBT-FM         1,302.5(/5/)      8/00
 Houston..................       2       KMJQ-FM
                                         KBXX-FM
 Miami....................       1       WVCG-AM
 Dallas I.................       1       KBFB-FM
 Cleveland................       2       WZAK-FM
                                         WJMO-AM
 Raleigh-Durham...........       4       WFXC-FM
                                         WFXK-FM
                                         WNNL-FM
                                         WQOK-FM
 Greenville...............       1       WJMZ-FM(/6/)
 Dallas II................       1       KJOI-AM(/7/)       16.0           9/00
 Greenville II............       1       WPEK-FM(/8/)        7.5          11/00
 Dallas III...............       1       KTXQ-FM            52.5           2/01
 Boston...................       1       WILD-AM             4.5(/9/)      2/01
                              ----                      --------
 Subtotal.................      26                      $1,513.7
                              ----                      --------
Pending Acquisitions
 Richmond III(/10/).......       4       WPLZ-FM(/11/)  $   34.0             --
                                         WCDX-FM
                                         WPZE-FM(/11/)
                                         WGCV-AM
 Cincinnati...............       2       WIZF-FM           190.0(/12/)       --
                                         WDBZ-AM(/13/)
 Columbus.................       3       WCKX-FM
                                         WXMG-FM
                                         WJYD-FM
 Dayton...................       4       WGTZ-FM
                                         WING-FM
                                         WING-AM
                                         WKSW-FM
 Louisville...............       6       WDJX-FM
                                         WBLO-FM(/14/)
                                         WGZB-FM
                                         WULV-FM
                                         WMJM-FM
                                         WLRS-FM
 Minneapolis..............       1       KTTB-FM
 Indianapolis II..........       1       WTLC-AM             8.5(/15/)       --
                              ----                      --------
 Subtotal.................      21                         232.5
                              ----                      --------
 Total....................      47(/16/)                $1,746.2
                              ====                      ========

                                                           Approximate
                                                           Sales Price
                                     No. of   Call             (in       Date
                                    Stations Letters        millions)  Completed
                                    -------- -------       ----------- ---------
Completed Divestitures
 Richmond I.......................      1    WDYL-FM          $ 9.0      2/01
 Richmond II......................      1    WARV-FM            1.0      2/01
 Greenville.......................      2    WJMZ-FM           43.5      2/01
                                             WPEK-FM
                                      ---                     -----
 Subtotal.........................      4                     $53.5
                                      ---                     -----
Pending Divestitures
 Kingsley, MI.....................      1    WJZZ-AM(/17/)    $ 0.2        --
 Dallas, TX.......................      1    KJOI-AM(/18/)     16.0
                                      ---                     -----
 Subtotal.........................      2                     $16.2
                                      ---                     -----
 Total............................      6                     $69.7
                                      ===                     =====

- --------
(/1/) We paid approximately $20.7 million in cash and issued approximately
      57,000 shares of our class A common stock and approximately 115,000 shares of our class D common stock in this transaction, which included one station in Charlotte and five stations in Augusta.
(/2/) We also acquired low power television station W53AV in this transaction. (/3/) We paid approximately $30.0 million in cash and issued approximately
      441,000 shares of our class A common stock in this transaction.
(/4/) Formerly known as WBKS-FM.
(/5/) The approximate purchase price of $1.3 billion is for the 12 listed stations in Los Angeles, Houston, Miami, Dallas I, Cleveland, Raleigh-Durham and Greenville included in the Clear Channel/AMFM acquisitions.
(/6/) We subsequently sold this station. See Completed Divestitures table.
(/7/) Formerly known as KLUV-AM. We subsequently agreed to sell this station.
      See Pending Divestitures table.
(/8/) We subsequently sold this station. See Completed Divestitures table.
(/9/) We paid approximately $4.5 million in cash and issued approximately
      63,500 shares of our class A common stock in this transaction.
(/10/)We entered into an agreement to acquire the four listed stations in Richmond in 1999. Pending completion of this acquisition, we are operating three stations, WPLZ-FM, WCDX-FM, and WPZE-FM, under a time brokerage agreement.
(/11/)WPLZ-FM was formerly known as WJRV-FM and WPZE-FM was formerly known as
      WPLZ-FM.
(/12/)The approximate consideration amount of $190.0 million is for the 16 listed stations in Cincinnati, Columbus, Dayton, Louisville and Minneapolis and will be paid through a combination of cash, stock and assumption of debt, each in amounts to be determined upon the closing of the transaction.
(/13/)Upon completion of the transaction referenced in footnote 11, we will operate WDBZ-AM pursuant to a time brokerage arrangement.
(/14/)WBLO-FM is currently being operated by Blue Chip Broadcasting, Inc.
      pursuant to a time brokerage agreement, however Blue Chip has an option to purchase the station from its current owner. The option will either be exercised by Blue Chip prior to the completion of our acquisition, or the unexercised option to purchase the station will be transferred to us (and our purchase price will be adjusted accordingly).
(/15/)The approximate purchase price of $8.5 million related to both the acquisition of WTLC-AM and the acquisition of all of the intellectual property of WTLC-FM (including the call letters). Approximately $1.1 million of the purchase price is allocable to the pending acquisition of WTLC-AM and the remaining $7.4 million is allocable to the completed acquisition of the intellectual property of WTLC-FM. Pending completion of the acquisition of WTLC-AM, we are operating the station under a time brokerage agreement.
(/16/)We have acquired or agreed to acquire and/or operate 43 radio stations since January 1, 2000. Of the 47 stations listed in the table, we agreed to acquire four of those in 1999 (see footnote 10), and one of those will be operated pursuant to a time brokerage agreement (see footnote 12).
(/17/)Pending completion of this divestiture, WJZZ-AM is being operated pursuant to a time brokerage agreement by its prospective buyer. (/18/)Pending completion of this divestiture, KJOI-AM is being operated pursuant to a time brokerage agreement by its prospective buyer.

Completed Acquisitions

  Philadelphia--WPLY-FM Acquisition

   On February 28, 2000, Radio One acquired the assets of WPLY-FM, licensed to Media, Pennsylvania for approximately $80.0 million in cash.

  Augusta--WTHB-AM, WAEG-FM, WAKB-FM, WAEJ-FM and WFXA-FM and Charlotte--WCCJ-FM Acquisition

   On June 7, 2000, Radio One acquired Davis Broadcasting, Inc., which owned and operated radio stations WTHB-AM, licensed to Augusta, Georgia, WAEG-FM, licensed to Evans, Georgia, WAKB-FM, licensed to Wrens, Georgia, WAEJ-FM, licensed to Waynesboro, Georgia, WFXA-FM, licensed to Augusta, Georgia and WCCJ-FM, licensed to Harrisburg, North Carolina, for approximately $20.7 million in cash, approximately 57,000 shares of class A common stock and approximately 115,000 shares of class D common stock.

  Indianapolis I--WHHH-FM, WTLC-FM (formerly WBKS-FM), WYJZ-FM and W53AV Acquisition

   On June 8, 2000, Radio One acquired the assets of WHHH-FM, licensed to Indianapolis, Indiana, WTLC-FM (formerly WBKS-FM), licensed to Greenwood, Indiana, WYJZ-FM, licensed to Lebanon, Indiana and W53AV, a low power television station licensed to Indianapolis, Indiana, for approximately $30.0 million in cash and approximately 441,000 shares of class A common stock.

  Clear Channel/AMFM Acquisitions--KMJQ-FM, KBXX-FM, WVCG-AM, WZAK-FM, WJMO-AM, KKBT-FM, KBFB-FM, WJMZ-FM, WFXC-FM, WFXK-FM, WNNL-FM, and WQOK-FM

   On August 25, 2000, Radio One acquired the assets of twelve radio stations (KMJQ-FM, licensed to Houston, Texas, KBXX-FM, licensed to Houston, Texas, WVCG-AM, licensed to Coral Gables, Florida, WZAK-FM, licensed to Cleveland, Ohio, WJMO-AM, licensed to Cleveland Heights, Ohio, KKBT-FM, licensed to Los Angeles, California, KBFB-FM, licensed to Dallas, Texas, WJMZ-FM, licensed to Anderson, South Carolina, WFXC-FM, licensed to Durham, North Carolina, WFXK-FM, licensed to Tarboro, North Carolina, WNNL-FM, licensed to Fuquay-Varina, North Carolina, and WQOK-FM, licensed to South Boston, Virginia) from Clear Channel Communications, Inc. and AMFM, Inc. for approximately $1.3 billion in cash.

  Dallas II--KJOI-AM (formerly KLUV-AM) Acquisition

   On September 25, 2000, Radio One acquired the assets of KJOI-AM (formerly KLUV-AM), licensed to Dallas, Texas, for approximately $16.0 million in cash.

  Greenville--WPEK-FM Acquisition

   On November 15, 2000, Radio One acquired the assets of WPEK-FM, licensed to Seneca, South Carolina, from Alpeak Broadcasting Corp, for approximately $7.5 million in cash.

  Dallas III--KTXQ-FM Acquisition

   On February 1, 2001, Radio One acquired the assets of KTXQ-FM (formerly KDGE-FM), licensed to Gainesville, Texas, for approximately $52.5 million in cash. Prior to the acquisition, we had been operating KTXQ-FM under a time brokerage agreement since November 2000.

  Boston--WILD-AM Acquisition

   On February 28, 2001, Radio One acquired Nash Communications Corporation which owned and operated radio station WILD-AM, licensed to Boston, Massachusetts, for approximately $4.5 million in cash and approximately 63,500 shares of class A common stock. Prior to the acquisition, we had been operating WILD-AM under a time brokerage agreement since May 2000.

Pending Acquisitions

  Richmond III--WPLZ-FM (formerly WJRV-FM), WCDX-FM, WPZE-FM (formerly WPLZ-
FM) and WGCV-AM Acquisition

   Pursuant to an asset purchase agreement dated May 6, 1999, Radio One has agreed to acquire the assets of WCDX-FM, licensed to Mechanicsville, Virginia; WPZE-FM (formerly WPLZ-FM), licensed to Petersburg, Virginia; WPLZ-FM (formerly WJRV-FM), licensed to Richmond, Virginia; and WGCV-AM, licensed to Petersburg, Virginia, for approximately $34.0 million in cash. We have been operating WCDX-FM, WPZE-FM and WPLZ-FM under a time brokerage agreement since June 1, 1999, and we expect to complete the acquisition during the second half of 2001.

  Blue Chip Acquisition--WIZF-FM and WDBZ-AM in Cincinnati; WCKX-FM, WXMG-FM and WJYD-FM in Columbus; WGTZ-FM, WING-FM, WING-AM and WKSW-FM in Dayton; WDJX-FM, WBLO-FM, WGZB-FM, WULV-FM, WMJM-FM and WLRS-FM in Louisville; and KTTB-FM in Minneapolis

   On February 7, 2001, Radio One entered into a definitive agreement to acquire Blue Chip Broadcasting, Inc. which owns and/or operates 16 radio stations (WIZF-FM, licensed to Erlanger, Kentucky; WDBZ-AM, licensed to Cincinnati, Ohio; WCKX-FM, licensed to Columbus, Ohio; WXMG-FM, licensed to Upper Arlington, Ohio; WJYD-FM, licensed to London, Ohio; WGTZ-FM, licensed to Eaton, Ohio; WING-FM, licensed to Springfield, Ohio; WING-AM, licensed to Dayton, Ohio; WKSW-FM, licensed to Urbana, Ohio; WDJX-FM, licensed to Louisville, Kentucky; WBLO-FM, licensed to Charlestown, Kentucky; WGZB-FM, licensed to Corydon, Indiana; WULV-FM, licensed to Louisville, Kentucky; WMJM-FM, licensed to Jeffersontown, Kentucky; WLRS-FM, licensed to Shepherdsville, Kentucky; and KTTB-FM, Glencoe, Minnesota) for an aggregate purchase price of $190.0 million in cash, stock and the assumption of outstanding debt. Blue Chip Broadcasting, Inc. currently owns 15 of those stations and has an option to purchase WBLO-FM, which is currently being operated by Blue Chip Broadcasting, Inc. pursuant to a time brokerage agreement, from its current owner. The WBLO-FM purchase option will either be exercised by Blue Chip Broadcasting, Inc. prior to the completion of our acquisition, or the unexercised option will be transferred to us (and our purchase price will be adjusted accordingly). Immediately prior to completion of our acquisition of Blue Chip Broadcasting, Inc., WDBZ-AM will be transferred to an entity affiliated with a current shareholder of Blue Chip Broadcasting, Inc., and we will enter into a time brokerage agreement to operate that station. We expect to complete the acquisition of Blue Chip Broadcasting, Inc. in the second half of 2001.

  Indianapolis II--WTLC-AM and Intellectual Property of WTLC-FM Acquisition

   On January 30, 2001, Radio One entered into a definitive agreement with Emmis Communications to acquire all of the intellectual property of WTLC-FM (including its call letters) and the assets of WTLC-AM, licensed to Indianapolis, Indiana. The approximate purchase price of $8.5 million relates to both the acquisition of the intellectual property of WTLC-FM, which acquisition was completed on February 15, 2001, and the acquisition of the assets of WTLC-AM, which we expect to complete in the second quarter of 2001. We have been operating WTLC-AM under a time brokerage agreement since February 16, 2001. Following the acquisition of the WTLC-FM intellectual property, we have been operating our station formerly known as WBKS-FM under the call letters WTLC-FM.

Completed Divestitures

  Richmond I--WDYL-FM Divestiture

   On February 1, 2001, Radio One sold WDYL-FM, licensed to Chester, Virginia, to Cox Radio, Inc. for approximately $9.0 million in cash.

  Richmond II--WARV-FM Divestiture

   On February 1, 2001, Radio One sold WARV-FM, licensed to Petersburg, Virginia, to Honolulu Broadcasting, Inc. for approximately $1.0 million in cash.

  Greenville--WJMZ-FM and WPEK-FM Divestiture

   On February 1, 2001, Radio One sold WJMZ-FM, licensed to Anderson, South Carolina, and WPEK-FM, licensed to Seneca, South Carolina, to Cox Radio, Inc. for approximately $43.5 million in cash.

Pending Divestitures

  Dallas, Texas--KJOI-AM Divestiture

   On January 30, 2001, Radio One entered into a definitive agreement to sell KJOI-AM (formerly KLUV-AM) to Clear Channel Communications for approximately $16.0 million. As part of this agreement, Clear Channel Communications began operating the station under a time brokerage agreement on February 1, 2001. We expect to complete the sale in the second quarter of 2001.

  Kingsley, Michigan--WJZZ-AM Divestiture

   On February 7, 2001, Radio One entered into a definitive agreement to sell the assets of WJZZ-AM, licensed to Kingsley, Michigan, to Fort Bend Broadcasting, Inc. for approximately $225,000. As part of this agreement, Fort Bend Broadcasting, Inc. began operating the station under a time brokerage agreement on February 7, 2001. We expect to complete the sale in the second quarter of 2001.

Turnaround Expertise

   Historically, we have entered a market by acquiring a station or stations that have little or negative broadcast cash flow or that, in our opinion, have been substantially underperforming. By implementing our operating strategies, we have succeeded in increasing ratings, net broadcast revenue and broadcast cash flow of most of the FM stations we have owned or managed for at least one year. In many cases, we have achieved these improvements while operating against larger competitors. Our turnaround strategy has been especially successful with respect to our operations in Washington, D.C., Los Angeles, Atlanta, Philadelphia, Baltimore, Dallas, St. Louis, Cleveland, Boston and Charlotte.

Top 52 African-American Radio Markets in the United States

   In the table below, boxes and bold text indicate markets where, after we complete our pending transactions, we will own or operate radio stations. Markets where we have pending acquisitions but no current stations are denoted by an asterisk. Population estimates are for 1998 and are based upon BIA 2000 Fourth Edition.

- -------------------------------------------------------------------------------

                                                              African-Americans
                                             African American  as a Percentage
                                              Population in    of the Overall
                                                the Market    Population in the
  Rank                Market                  (in thousands)       Market
  ---- -----------------------------------   ---------------- -----------------
   1.  New York, NY                               3,634             21.4%
   2.  Chicago, IL                                1,690             19.5
- -------------------------------------------------------------------------------
|  3.  Washington, DC                             1,154             26.6      |
|  4.  Los Angeles, CA                            1,125              9.0      |
|  5.  Detroit, MI                                1,004             21.7      |
|  6.  Atlanta, GA                                  990             26.0      |
|  7.  Philadelphia, PA                             985             20.2      |
|  8.  Houston/Galveston, TX                        813             18.3      |
|  9.  Miami/Ft. Lauderdale/Hollywood, FL           730             19.8      |
| 10.  Baltimore, MD                                693             27.8      |
| 11.  Dallas/Ft. Worth, TX                         675             14.2      |
- -------------------------------------------------------------------------------
  12.  San Francisco, CA                            614              9.0
  13.  Memphis, TN                                  498             42.1
- -------------------------------------------------------------------------------
| 14.  St. Louis, MO                                456             17.7      |
- -------------------------------------------------------------------------------
  15.  Norfolk/Virginia Beach/Newport
       News, VA                                     456             30.7
  16.  New Orleans, LA                              441             34.9
- -------------------------------------------------------------------------------
| 17.  Cleveland, OH                                411             19.4      |
| 18.  Boston, MA                                   315              7.2      |
| 19.  Richmond, VA                                 288             30.1      |
| 20.  Charlotte/Gastonia/Rock Hill, NC             287             20.5      |
- -------------------------------------------------------------------------------
  21.  Birmingham, AL                               270             27.4
  22.  Milwaukee/Racine, WI                         264             15.6
- -------------------------------------------------------------------------------
| 23.  Raleigh/Durham, NC                           262             24.0      |
- -------------------------------------------------------------------------------
  24.  Jacksonville, FL                             253             23.2
  25.  Tampa/St. Petersburg/Clearwater, FL          248             10.8
  26.  Kansas City, MO                              233             13.5
  27.  Nassau/Suffolk Counties, NY                  231              8.6
  28.  Greensboro/Winston Salem/High
       Point, NC                                    230             19.6
- -------------------------------------------------------------------------------
| 29.  Cincinnati, OH*                              227             11.6      |
- -------------------------------------------------------------------------------
  30.  Orlando, FL                                  201             15.0
  31.  Pittsburgh, PA                               200              8.5
- -------------------------------------------------------------------------------
| 32.  Columbus, OH*                                199             13.1      |
| 33.  Indianapolis, IN                             199             14.2      |
- -------------------------------------------------------------------------------
  34.  Jackson, MS                                  189             43.4
  35.  Nashville, TN                                183             15.7
  36.  San Diego, CA                                183              6.4
  37.  Baton Rouge, LA                              182             31.4
  38.  Seattle/Tacoma, WA                           181              5.2
  39.  Charleston, SC                               172             31.3
  40.  West Palm Beach/Boca Raton, FL               157             15.1
  41.  Greenville/Spartanburg, SC                   156             17.8
  42.  Columbia, SC                                 155             30.0
- -------------------------------------------------------------------------------
| 43.  Augusta, GA                                  154             33.4      |
- -------------------------------------------------------------------------------
  44.  Greenville/New Bern/Jacksonville,
       NC                                           153             27.0
  45.  Mobile, AL                                   151             28.2
  46.  Lafayette, LA                                142             28.5
- -------------------------------------------------------------------------------
| 47.  Dayton, OH*                                  140             14.1      |
- -------------------------------------------------------------------------------
  48.  Shreveport, LA                               138             36.6
  49.  Buffalo/Niagara Falls, NY                    137             11.9
  50.  Las Vegas, NV                                134             10.4
- -------------------------------------------------------------------------------
| 51.  Louisville, KY*                              133             12.9      |
| 52.  Minneapolis-St. Paul, MN*                    133              4.7      |
- -------------------------------------------------------------------------------

- -------------------------------------------------------------------------------

Operating Strategy

   In order to maximize net broadcast revenue and broadcast cash flow at our radio stations, we strive to achieve the largest audience share of African-American listeners in each market, convert these audience share ratings to advertising revenue, and control operating expenses. Through our newly created national presence we also provide advertisers with a radio station advertising platform that is unique and a powerful delivery mechanism to African-Americans. The success of our strategy relies on the following:

  .  market research, targeted programming and marketing;

  .  strong management and performance-based incentives;

  .  strategic sales efforts;

  .  radio station clustering, programming segmentation and sales bundling;

  .  marketing platform to national advertisers;

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

Marketing Platform to National Advertisers.

   Radio One, through its recently completed acquisitions and expected acquisitions, has created a national platform of radio stations in some of the largest African-American markets. This platform reaches over 10 million listeners weekly, more than any other media vehicle targeting African-Americans. Thus, national advertisers find advertising on all Radio One radio stations an efficient and cost-effective way to reach this target audience. We have established a corporate sales department which bundles and sells this national platform of radio stations to national advertisers thereby enhancing our revenue generating opportunities, expanding our base of advertisers, creating greater demand for our advertising time inventory and increasing the capacity utilization of our inventory and making our sales effort more efficient. In the short period of time this national platform has been in place, advertisers such as the banking and financial services provider First Union(R), the restaurant chain Denny's(R) and the United States Army have taken advantage of this offering.

Advertising Partnerships and Special Events

   We believe that in order to create advertising loyalty, Radio One must strive to be the recognized expert in marketing to the African-American consumer in the markets in which we operate. We believe that Radio One has achieved this recognition by focusing on serving the African-American consumer and by creating innovative advertising campaigns and promotional tie-ins with our advertising clients and sponsoring numerous entertainment events each year. We sponsor the Stone Soul Picnic, an all-day free outdoor concert which showcases advertisers, local merchants and other organizations to audiences in Washington, D.C., Detroit, Atlanta and Baltimore. We also sponsor The People's Expo every Winter in Washington, D.C, Baltimore and Richmond, which provides entertainment, shopping and educational seminars to Radio One's listeners and others from the communities we serve. In these events, advertisers buy signage, booth space and broadcast promotions to sell a variety of goods and services to African-American consumers. As we expand our presence in our existing markets and into new markets, we plan to increase the number of events and the number of markets in which we host these major events.

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

   We have a history of sponsoring events that demonstrate our commitment to the African-American community, including:

  . heightening the awareness of diseases which disproportionately impact African-Americans, such as sickle-cell anemia, leukemia and AIDS, and holding fundraisers to benefit the search for their cure;

  . developing contests specifically designed to assist African-American single mothers with day care expenses; and

  . organizing seminars designed to educate African-Americans on personal issues such as buying a home, starting a business, developing a credit history, financial planning and health care.

Management Stock Option Plan

   On March 10, 1999, we adopted the 1999 Stock Option and Restricted Stock Grant Plan designed to provide incentives relating to equity ownership to present and future executive, managerial, and other key employees of Radio One and our subsidiaries, and on June 14, 2000, we amended that option plan to provide for options of class D common stock to be available for issuance under the option plan. The option plan affords us latitude in tailoring incentive compensation for the retention of key personnel, to support corporate and business objectives, and to anticipate and respond to a changing business environment and competitive compensation practices.

Our Station Portfolio

   The following table sets forth selected information about our portfolio of radio stations, giving effect to our pending acquisitions and divestitures. Market population data and revenue rank data are from BIA 2000 Fourth Edition. Audience share and audience rank data are based on Arbitron Survey four book averages ending with the Fall 2000 Arbitron Survey unless otherwise noted. Except as noted, revenue share and revenue rank data for the Washington, D.C., Detroit, Baltimore and Columbus markets are based on the Radio Revenue Reports of Hungerford Aldrin Nichols & Carter, PC for the twelve-month period ending December 31, 2000. For the Los Angeles, Atlanta, Philadelphia, Houston, Dallas, Cleveland, Richmond, Charlotte, Raleigh-Durham, Cincinnati, Indianapolis, Augusta, Dayton, Louisville and Minneapolis markets, unless otherwise noted the revenue share and revenue rank data are from revenue reports for the twelve-month period ending December 31, 2000, as prepared by Miller, Kaplan, Arase & Co., Certified Public Accountants. As used in this table, "n/a" means not applicable or not available and "t" means tied with one or more radio stations.

                       Market Rank                                         Four Book Average       Four Book Average
                    ------------------                                     --------------------    --------------------
                                                                           Audience    Audience    Audience    Audience
                                                                   Target  Share in    Rank in     Share in    Rank in
                       1998     1999                                 Age     12+         12+        Target      Target
                      Metro     Radio    Year                       Demo-   Demo-       Demo-       Demo-       Demo-
   Market(/1/)      Population Revenue Acquired       Format       Graphic Graphic     Graphic     Graphic     Graphic
   -----------      ---------- ------- --------- ----------------- ------- --------    --------    --------    --------
 Washington, DC          9         6
 WKYS-FM                                 1995    Urban              18-34     5.4           3        10.9           1
 WMMJ-FM                                 1987    Urban AC           25-54     4.2           8         4.8           5
 WYCB-AM                                 1998    Gospel             35-64     0.7          26         1.0          23
 WOL-AM                                  1980    Urban Talk         25-54     0.8          25         0.6          26
 Los Angeles             2         1
 KKBT-FM                                 2000    Urban              18-34     2.9          11         4.8           7
 Detroit                 7        12
 WDTJ-FM                                 1998    Urban              18-34     3.9          10         7.0           5
 WDMK-FM                                 1998    Urban AC           25-54     0.9          25         1.1          23
 WCHB-AM                                 1998    Urban Talk/Gospel  35-64     0.7          26         0.9          22
 Atlanta                11
 WHTA-FM                                 1999    Urban              18-34     4.7           7         8.3           4
 WAMJ-FM                                 1999    Urban AC           25-54     1.9          16         2.6          14
 Philadelphia            5         9
 WPHI-FM                                 1997    Urban              18-34     2.8          17         5.4           7
 WPLY-FM                                 2000    Alternative Rock   18-34     3.1          14         6.8           4
 Houston                10        10
 KMJQ-FM                                 2000    Urban AC           25-54     5.4           5         6.5           3
 KBXX-FM                                 2000    Urban              18-34     7.5           1        12.0           1
 Miami                  12        11
 WVCG-AM                                 2000    Ethnic             35-64     n/a(/3/)    n/a(/3/)    n/a(/3/)    n/a(/3/)
 Baltimore              20        20
 WERQ-FM                                 1993    Urban              18-34     9.7           1        17.7           1
 WWIN-FM                                 1992    Urban AC           25-54     6.3           3         8.0           2
 WOLB-AM                                 1992    Urban Talk         25-54     0.4          29         0.3          32
 WWIN-AM                                 1993    Gospel             35-64     0.8          25         1.1          21
 Dallas                  6         5
 KBFB-FM                                 2000    Urban              18-34     2.2        18(t)        2.7          17
 KTXQ-FM                                 2001    R&B/Oldies         25-54     2.1          22         2.7        14(t)
 St. Louis              19        18
 WFUN-FM                                 1999    Urban              18-34     1.4          21         2.3          16
 Cleveland              24        25
 WENZ-FM                                 1999    Urban              18-34     5.9           5        12.0           2
 WERE-AM                                 1999    News/Talk          25-54     0.3          24         0.1          23
 WZAK-FM                                 2000    Urban AC           25-54     4.7           9         5.3          10
 WJMO-AM                                 2000    Gospel             35-64     1.7          17         2.1          15
 Boston                  8         8
 WBOT-FM                                 1999    Urban              18-34     1.7          18         3.3           9
 WILD-AM                                 2001    Urban AC           25-54     1.2          22         1.5          18
 Richmond               57        48
 WCDX-FM(/5/)                          (pending) Urban              18-34    11.1           1        20.7           1
 WKJS-FM                                 1999    Urban AC           25-54     6.3           4         7.8           3
 WPZE-FM(/5/)                          (pending) R&B/Oldies         25-54     4.1           9         4.8           9
 WPLZ-FM(/5/)                          (pending) R&B                25-54     1.6          15         1.7          15
 WGCV-AM                               (pending) Gospel             35-64     1.4          18         1.9          16
 Charlotte              37        23
 WCCJ-FM                                 2000    R&B/Oldies         25-54     3.5          12         4.9          10
 Raleigh-Durham         48        36
 WQOK-FM                                 2000    Urban              18-34     7.6           1        12.0           2
 WFXK-FM                                 2000    Urban AC           25-54     2.3          11         3.0          11
 WFXC-FM                                 2000    Urban AC           25-54     2.8          12         3.4          10
 WNNL-FM                                 2000    Gospel             25-54     6.9           4         7.4           2
 Cincinnati             26        19
 WIZF-FM                               (pending) Urban              18-34     5.6           5         8.2           3
 WDBZ-AM(/7/)                          (pending) Urban Talk         25-54     0.5(/8/)     20(/8/)    0.7(/8/)   17(t)(/8/)
 Columbus               34        30
 WCKX-FM                               (pending) Urban              18-34     7.8           2        13.3           1
 WXMG-FM                               (pending) R&B/Oldies         25-54     3.1          10         3.9           9
 WJYD-FM                               (pending) Gospel             25-54     1.0          21         1.3        18(t)
 Indianapolis(/9/)      38        31
 WHHH-FM                                 2000    Top 40             18-34     4.8           9         7.1           6
 WTLC-FM(/10/)                           2000    Rhythm/Blues       25-54     2.6          13         3.4          10
 WYJZ-FM                                 2000    Smooth Jazz        35-64     1.9          16         2.8          11
 WTLC-AM(/5/)                          (pending) Young Gospel       25-54     1.8          17         1.4          17
                     January-
                     December
                       2000
                    Radio One
                      Market
                     Revenue
                    --------------------
   Market(/1/)      Share      Rank
   -----------      ---------- ---------
 Washington, DC
 WKYS-FM             5.6         8
 WMMJ-FM             3.5        15
 WYCB-AM             n/a(/2/)  n/a(/2/)
 WOL-AM              0.4        21
 Los Angeles
 KKBT-FM             4.3        10
 Detroit
 WDTJ-FM             3.1        14
 WDMK-FM             0.5        20
 WCHB-AM             n/a(/2/)  n/a(/2/)
 Atlanta                         7
 WHTA-FM             3.7        12
 WAMJ-FM             1.3        15
 Philadelphia
 WPHI-FM             2.1         7
 WPLY-FM             3.9        13
 Houston
 KMJQ-FM             6.6         5
 KBXX-FM             6.6         6
 Miami
 WVCG-AM             n/a(/2/)  n/a(/2/)
 Baltimore
 WERQ-FM            13.4       n/a(/4/)
 WWIN-FM             9.1       n/a(/4/)
 WOLB-AM             0.4       n/a(/4/)
 WWIN-AM             0.3       n/a(/4/)
 Dallas
 KBFB-FM             0.7        29
 KTXQ-FM             2.7        15
 St. Louis
 WFUN-FM             0.2        20
 Cleveland
 WENZ-FM             3.7        11
 WERE-AM             0.9        17
 WZAK-FM             7.8         6
 WJMO-AM             0.7        18
 Boston
 WBOT-FM             n/a(/2/)  n/a(/2/)
 WILD-AM             n/a(/2/)  n/a(/2/)
 Richmond
 WCDX-FM(/5/)       11.6         2
 WKJS-FM             6.8         9
 WPZE-FM(/5/)        1.5        13
 WPLZ-FM(/5/)        1.3        14
 WGCV-AM             n/a(/2/)  n/a(/2/)
 Charlotte
 WCCJ-FM             2.1        14
 Raleigh-Durham
 WQOK-FM             8.7         6
 WFXK-FM             4.2(/6/)   10(/6/)
 WFXC-FM             n/a(/6/)  n/a(/6/)
 WNNL-FM             3.8        11
 Cincinnati
 WIZF-FM             4.7        10
 WDBZ-AM(/7/)        0.0        18
 Columbus
 WCKX-FM             7.5         6
 WXMG-FM             1.7        13
 WJYD-FM             0.2        19
 Indianapolis(/9/)
 WHHH-FM             3.9       n/a(/4/)
 WTLC-FM(/10/)       1.3       n/a(/4/)
 WYJZ-FM             0.8       n/a(/4/)
 WTLC-AM(/5/)        n/a(/2/)  n/a(/2/)

                  1999 Market Rank                                     Four Book Average       Four Book Average
                 ------------------                                    --------------------    --------------------
                                                                       Audience    Audience    Audience    Audience
                                                               Target  Share in    Rank in     Share in    Rank in
                                                                 Age     12+         12+        Target      Target
                   Metro     Radio    Year                      Demo-   Demo-       Demo-       Demo-       Demo-
  Market(/1/)    Population Revenue Acquired       Format      Graphic Graphic     Graphic     Graphic     Graphic
  -----------    ---------- ------- --------- ---------------- ------- --------    --------    --------    --------
 Augusta(/11/)      114       115
 WAEG-FM                              2000    R&B/Oldies        25-54    0.7          19          0.6         18(t)
 WAEJ-FM                              2000    R&B/Oldies        25-54    0.4          21(t)       0.3         20(t)
 WAKB-FM                              2000    Urban AC          25-54    4.1           8(t)       5.8          7
 WFXA-FM                              2000    Urban             18-34    7.6           3         12.7          1(t)
 WTHB-AM                              2000    Gospel            35-64    3.0          14          3.3         11(t)
 Dayton              56        56
 WGTZ-FM                            (pending) CHR               18-34    4.5           7          7.0          6
 WING-FM                            (pending) Classic Rock      25-54    4.6           8          6.7          6
 WING-AM                            (pending) News/Sports/Talk  25-54    0.6          21          0.7         19
 WKSW-FM                            (pending) Country           25-54    1.4          16(t)       1.1         16(t)
 Louisville          53        46
 WDJX-FM                            (pending) Top 40            18-34    8.6           3         12.4          1
 WBLO-FM(/13/)                      (pending) Urban             18-34    3.0          10          5.6          6(t)
 WGZB-FM                            (pending) Urban             18-34    5.4           5          7.9          4
 WULV-FM                            (pending) Soft AC           25-54    2.4          12(t)       3.0         12
 WMJM-FM                            (pending) R&B/Oldies        25-54    2.8          11          3.5         10
 WLRS-FM                            (pending) Alternative       18-34    2.4          12(t)       5.7          5
 Minneapolis         17        15
 KTTB-FM                            (pending) Urban Pop         18-34    2.8(/8/)     12(/8/)     4.9(/8/)     6(t)(/8/)
                  January-
                  December
                    2000
                 Radio One
                   Market
                  Revenue
                 ----------------------
  Market(/1/)    Share       Rank
  -----------    ----------- ----------
 Augusta(/11/)
 WAEG-FM          0.2         15
 WAEJ-FM          n/a(/12/)  n/a(/12/)
 WAKB-FM          3.2         11
 WFXA-FM         10.3          5
 WTHB-AM          n/a(/2/)   n/a(/2/)
 Dayton
 WGTZ-FM          6.5          5
 WING-FM          6.3          7
 WING-AM          1.2         13
 WKSW-FM          2.7         10
 Louisville
 WDJX-FM         11.5          3
 WBLO-FM(/13/)    1.0         16
 WGZB-FM          5.0          7
 WULV-FM          1.2         13
 WMJM-FM          1.0         15
 WLRS-FM          0.7         19
 Minneapolis
 KTTB-FM          0.4         16

- --------
(/1/) WJZZ-AM in Kingsley, MI and KJOI-AM in Dallas, TX are not included in the table because there are pending sale agreements for those stations and each is being operated by its prospective purchaser pursuant to a time brokerage agreement pending completion of the sale.
(/2/) Station did not report revenue to Miller Kaplan or Hungerford during calendar year 2000.
(/3/) Arbitron does not publish ratings information for this station.
(/4/) In the Baltimore market, WERQ-FM and WOLB-AM jointly report revenue to Hungerford, as do WWIN-FM and WWIN-AM. WHHH-FM, WTLC-FM and WYJZ-FM in the Indianapolis market jointly report revenue to Miller Kaplan. In each case, the January-December 2000 Radio One Market Revenue Share percentages for these stations reflect the proportional contribution by such station to the joint revenue reported to Hungerford or Miller Kaplan.
(/5/) Station is being operated by us pursuant to a time brokerage agreement while our acquisition of the station is pending.
(/6/) WFXK-FM and WXFC-FM in the Raleigh-Durham market simulcast all of their programming and jointly report revenue to Miller Kaplan. Because the joint revenue is not allocable among the stations, for purposes of this table, all of the WFXK-FM /WXFC-FM jointly reported revenue has been attributed to WFXK-FM.
(/7/) We will operate WDBZ-AM pursuant to a time brokerage agreement upon completion of the pending Blue Chip Broadcasting, Inc. acquisition.
(/8/) Arbitron 4-Book Survey information is not available for this station;
      the chart reflects rating share and rank information from the Arbitron Fall 2000 Survey.
(/9/) W53AV, the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.
(/10/)Formerly WBKS-FM.
(/11/)For the Augusta market, Arbitron issues its radio market survey reports on a semi-annual basis, rather than a quarterly basis as in our other markets. Accordingly, the four book average ratings data for the Augusta stations is based on the four most recent semi-annual surveys ending with the Fall 2000 survey.
(/12/)WAEG-FM and WAEJ-FM in the Augusta market simulcast all of their programming and jointly report revenue to Miller Kaplan. Because the joint revenue is not allocable among the stations, for purposes of this table, all of the WAEG-FM /WAEJ-FM jointly reported revenue has been attributed to WAEG-FM.
(/13/)Upon completion of the Blue Chip Broadcasting, Inc. transaction, we will either acquire WBLO-FM or acquire an option to purchase it.
      Advertising Revenue

   Substantially all of our net broadcast revenue is generated from the sale of local and national advertising for broadcast on our radio stations. Additional net broadcast revenue is generated from network compensation payments and other miscellaneous transactions. Local sales are made by the sales staffs located in our markets. National sales are made by firms specializing in radio advertising sales on the national level, in exchange for a commission from Radio One that is based on a percentage of our net broadcast revenue from the advertising obtained. Approximately 72% of our net broadcast revenue for the year ended December 31, 2000, was generated from the sale of local advertising and 28% from sales to national advertisers. The balance of net broadcast revenue is derived from network advertising, tower rental income and ticket and other revenue related to special events hosted by Radio One.

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

Strategic Diversification

   We will continue to evaluate potential radio acquisitions in African-American markets. We are also exploring opportunities in other forms of media to apply our expertise in marketing to African-Americans. Such opportunities could include outdoor advertising in urban environments, an urban-oriented Internet strategy, an urban-oriented radio network, cable networks, music production, publishing and other related businesses.

   We have entered into an exclusive programming agreement with XM Satellite Radio, Inc. to provide African-American oriented programming to be broadcast on XM Satellite's digital audio radio service, which is expected to be available in 2001.

   We have also invested, together with most other publicly-traded radio companies, in a private placement for iBiquity Digital Corporation (formerly USA Digital Radio, Inc.), a leading developer of in-band on-channel digital audio broadcast technology. This technology could enable radio broadcasters to convert from analog to digital broadcasting within the existing frequency allocation of their AM and FM stations. In conjunction with this investment, Alfred C. Liggins, III, the Chief Executive Officer and President of Radio One, became a board member of iBiquity Digital Corporation.

   Additionally, we have invested in PNE Media Holdings, LLC, a privately-held outdoor advertising company with a presence in several of the markets in which we own radio stations.

   In 1999, we invested a combination of cash and advertising time in aka.com, LLC, an aggregator of web sites devoted to hip hop culture. In conjunction with this investment, our Chief Financial Officer, Scott R. Royster, became a director of aka.com, LLC.

   In 1999 and 2000, we invested a combination of cash and advertising time in NetNoir, Inc., the owner and operator of an Internet web site targeting African-Americans.

   In 2000, we invested a combination of cash and advertising time in New Urban Entertainment Television, an urban-oriented cable television programmer.

   In 2000, we committed to invest cash in Quetzal/J.P. Morgan Partners, L.P., which is an entity formed for the purpose of investing in minority-owned telecommunications entities. Many other major radio broadcasters have also committed to invest in Quetzal/J.P. Morgan Partners, L.P.

   We recently invested cash in SMR Acquisition Corp., a company that provides program research services to radio stations. In conjunction with the investment, we received the right to appoint one member of SMR Acquisition Corp.'s board of directors. We have not yet exercised our director appointment right.

Competition

   The radio broadcasting industry is highly competitive. Radio One's stations compete for audiences and advertising revenue with other radio stations and with other media such as television, newspapers, direct mail and outdoor advertising, some of which may be controlled by horizontally-integrated companies. Audience ratings and advertising revenue are subject to change and any adverse change in a market could adversely affect our net broadcast revenue in that market. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and advertising revenue. Other radio companies which are larger and have more resources may also enter markets where we operate. Although we believe our stations are well positioned to compete, we cannot assure you that our stations will maintain or increase their current ratings or advertising revenue.

   The radio broadcasting industry is also subject to rapid technological change, evolving industry standards and the emergence of new media technologies. Several new media technologies are being developed, including the following:

  . audio programming by cable television systems, direct broadcast satellite systems, Internet content providers (both landline and wireless) and other digital audio broadcast formats;

  . satellite digital audio radio service, which could result in the near-term introduction of several new subscriber-based satellite radio services with numerous channels and sound quality equivalent to that of compact discs;

  . in-band on-channel digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

  . low power FM radio, which could result in additional FM radio broadcast outlets that are designed to serve localized areas.

   We are party to a programming agreement with a satellite digital audio radio service and have also invested in a developer of digital audio broadcast technology. However, we cannot assure you that these arrangements will be successful or enable us to adapt effectively to these new media technologies. We also cannot assure you that we will continue to have the resources to acquire other new technologies or to introduce new services that could compete with other new technologies.

Antitrust

   An important part of our growth strategy is the acquisition of additional radio stations. The agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission or the Department of Justice, may investigate certain acquisitions. After the passage of the Telecommunications Act of 1996, the Department of Justice became more aggressive in reviewing proposed acquisitions of radio stations. The Justice Department is particularly aggressive when the proposed buyer already owns one or more radio stations in the market of the station it is seeking to buy. The Justice Department has challenged a number of radio broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. In general, the Justice Department has more closely scrutinized radio broadcasting acquisitions that result in local market shares in excess of 40% of radio advertising revenue.

   We cannot predict the outcome of any specific Department of Justice or FTC investigation. Any decision by the Department of Justice or FTC to challenge a proposed acquisition could affect our ability to consummate an acquisition or to consummate it on the proposed terms. For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Act requires the parties to file Notification and Report Forms concerning antitrust issues with the Department of Justice and the FTC and to observe specified waiting period requirements before consummating the acquisition. If the investigating agency raises substantive issues in connection with a proposed transaction, then the parties frequently engage in lengthy discussions or negotiations with the investigating agency concerning possible means of addressing those issues, including restructuring the proposed acquisition or divesting assets. In addition, the investigating agency could file suit in federal court to enjoin the acquisition or to require the divestiture of assets, among other remedies. Acquisitions that are not required to be reported under the Hart-Scott-Rodino Act may be investigated by the Department of Justice or the FTC under the antitrust laws before or after consummation. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws. As part of its increased scrutiny of radio station acquisitions, the Department of Justice has stated publicly that it believes that local marketing agreements, joint sales agreements, time brokerage agreements and other similar agreements customarily entered into in connection with radio station transfers could violate the Hart-Scott-Rodino Act if such agreements take effect prior to the expiration of the waiting period under the Hart-Scott-Rodino Act. Furthermore, the Department of Justice has noted that joint sales agreements may raise antitrust concerns under Section 1 of the Sherman Act and has challenged joint sales agreements in certain locations. As indicated above, the Department of Justice also has stated publicly that it has established certain revenue and audience share concentration benchmarks with respect to radio station acquisitions, above which a transaction may receive additional antitrust scrutiny. However, to date, the Department of Justice has also investigated transactions that do not meet or exceed these benchmarks and has cleared transactions that do exceed these benchmarks.

   Similarly, the FCC staff has adopted procedures to review proposed radio broadcasting transactions even if the proposed acquisition otherwise complies with the FCC's ownership limitations. In particular, the FCC may invite public comment on proposed radio transactions that the FCC believes, based on its initial analysis, may present ownership concentration concerns in a particular local radio market. In March 2001, however, the FCC Commissioners expressed their intent to eliminate delays in the staff's review of transactions that might involve concentration of market share but are otherwise consistent with the radio ownership limits set forth in the Communications Act.

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

  . determines the particular frequencies, locations, operating power, and other technical parameters of radio broadcast stations;

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

   The Communications Act prohibits the assignment of an FCC license, or other transfer of control of an FCC licensee, without the prior approval of the FCC. In determining whether to grant requests for consents to assignments or transfers, and in determining whether to grant or renew a radio broadcast license, the FCC considers a number of factors pertaining to the licensee (and any proposed licensee), including restrictions on foreign ownership, compliance with FCC media ownership limits and other FCC rules, the character of the licensee and those persons holding attributable interests in the licensee, and compliance with the Anti-Drug Abuse Act of 1988.

   The following is a brief summary of certain provisions of the Communications Act and specific FCC rules and policies. This summary does not purport to be a complete listing of all of the regulations and policies affecting radio stations and is qualified in its entirety by the text of the Communications Act, the FCC's rules and regulations, and the rulings and public notices of the FCC. You should refer to the Communications Act and these FCC notices, rules and rulings for further information concerning the nature and extent of federal regulation of radio broadcast stations.

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

  .  fees for radio stations streaming audio over the Internet;

  . restatement in revised form of the FCC's equal employment opportunity rules;

  . proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding program content;

  . proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

  .  technical and frequency allocation matters;

  . the implementation of digital audio broadcasting on both a satellite and terrestrial basis;

  . changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution policies, including the definition of the local market for multiple ownership purposes;

  . proposals to allow telephone companies to deliver audio and video programming to homes in their service areas; and

  . proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

   Finally, the FCC has adopted procedures for the auction of broadcast spectrum in circumstances where two or more parties have filed applications for new stations or for major changes in existing stations that are mutually exclusive. Such procedures may limit our efforts to modify or expand the broadcast signals of our stations.

   We cannot predict what changes, if any, might be adopted, nor can we predict what other matters might be considered in the future, nor can we judge in advance what impact, if any, the implementation of any particular proposals or changes might have on our business.

FCC Licenses

   The Communications Act provides that a broadcast station license may be granted to any applicant if the public interest, convenience and necessity will be served thereby, subject to certain limitations. In making licensing determinations, the FCC considers an applicant's legal, technical, financial and other qualifications. The

FCC grants radio broadcast station licenses for specific periods of time and, upon application, may renew them for additional terms. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. Under the Communications Act, radio broadcast station licenses may be granted for a maximum term of eight years.

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

   The FCC classifies each AM and FM radio station. An AM radio station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM radio stations are assigned to serve wide areas, particularly at night. Clear channel AM radio stations are classified as either: (1) Class A radio stations, which operate unlimited time and are designed to render primary and secondary service over an extended area, or (2) Class B radio stations, which operate unlimited time and are designed to render service only over a primary service area. Class D radio stations, which operate either daytime, during limited times only, or unlimited time with low nighttime power, may operate on the same frequencies as clear channel radio stations. A regional channel is one on which Class B and Class D AM radio stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM radio stations operate unlimited time and serve primarily a community and the suburban and rural areas immediately contiguous to it. A Class C AM radio station operates on a local channel and is designed to render service only over a primary service area that may be reduced as a consequence of interference.

   The minimum and maximum facilities requirements for an FM radio station are determined by its class. FM class designations depend upon the geographic zone in which the transmitter of the FM radio station is located. In general, commercial FM radio stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0 and C. The FCC recently adopted a new rule that subjects Class C FM stations that do not satisfy a certain antenna height requirement to an involuntary downgrade in class to Class C0 under certain circumstances.

   The following table sets forth information with respect to each of our radio stations, including the additional radio stations we have agreed to purchase in Richmond, three of which are currently operated pursuant to a local marketing agreement, and the radio stations to be acquired from Blue Chip. A broadcast station's market may be different from its community of license. "ERP" refers to the effective radiated power of an FM radio station. "HAAT" refers to the antenna height above average terrain of an FM radio station. The coverage of an AM radio station is chiefly a function of the power of the radio station's transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the ERP of the radio station's antenna and the HAAT of the radio station's antenna. The height of an AM radio station's antenna is measured in meters and the height of an FM radio station's antenna is measured by reference to HAAT.

                                             ERP (FM)       Antenna
                                               Power      Height (AM)           Expiration
              Station Call   Year of    FCC   (AM) in      HAAT (FM)  Operating Date of FCC
Market          Letters    Acquisition Class Kilowatts     in Meters  Frequency   License
- ------        ------------ ----------- ----- ---------    ----------- --------- -----------
Washington,
 DC             WOL-AM        1980       C       1.0          90.8     1450 kHz 10/01/2003
                WMMJ-FM       1987       A       2.9         146.0    102.3 MHz 10/01/2003
                WKYS-FM       1995       B      24.0         215.0     93.9 MHz 10/01/2003
                WYCB-AM       1998       C       1.0          81.9     1340 kHz 10/01/2003
Los Angeles     KKBT-FM       2000       B       5.3         916.0    100.3 MHz 12/01/2005
Detroit         WDTJ-FM       1998       B      20.0         221.0    105.9 MHz 10/01/2004
                WCHB-AM       1998       B      50.0          71.1     1200 kHz 10/01/2004
                WJZZ-AM       1998       D      50.0         177.2     1210 kHz 10/01/2004
                WDMK-FM       1998       B      50.0         152.0    102.7 MHz 10/01/2004
Atlanta         WHTA-FM       1999      C3       7.9         175.0     97.5 MHz 04/01/2004
                WAMJ-FM       1999      C3      25.0          98.0    107.5 MHz 04/01/2004
Philadelphia    WPHI-FM       1997       A       0.3(/1/)    305.0    103.9 MHz 08/01/2006
                WPLY-FM       2000       B      35.0         183.0    100.3 MHz 08/01/2006
Houston         KMJQ-FM       2000       C     100.0         524.0    102.1 MHz 08/01/2005
                KBXX-FM       2000       C     100.0         585.0     97.9 MHz 08/01/2005
Miami           WVCG-AM       2000       B       1.0          90.0     1080 kHz 02/01/2004
Baltimore       WWIN-AM       1992       C       1.0         102.5     1400 kHz 10/01/2003
                WWIN-FM       1992       A       3.0          91.0     95.9 MHz 10/01/2003
                WOLB-AM       1993       D       1.0         103.5     1010 kHz 10/01/2003
                WERQ-FM       1993       B      37.0         174.0     92.3 MHz 10/01/2003
Dallas          KBFB-FM       2000       C     100.0         491.0     97.9 MHz 08/01/2005
                KTXQ-FM       2001       C     100.0         578.0     94.5 MHz 08/01/2005
                KJOI-AM       2000       B      50.0          96.0     1190 kHz 08/01/2005
St. Louis       WFUN-FM       1999       A       6.0         100.0     95.5 MHz 12/01/2004
Cleveland       WERE-AM       1999       B       5.0         200.0     1300 kHz 10/01/2004
                WENZ-FM       1999       B      16.0         272.0    107.9 MHz 10/01/2004
                WZAK-FM       2000       B      27.5         189.0         93.1 10/01/2004
                WJMO-AM       2000       C       1.0         190.9     1490 kHz 10/01/2004
Boston          WBOT-FM       1999       A       2.7         150.0     97.7 MHz 04/01/2006
                WILD-AM       2001       D       1.0         101.3     1090 kHz 04/01/2006
Richmond        WKJS-FM       1999      C1     100.0         299.0    104.7 MHz 10/01/2003
                WCDX-FM     (pending)   B1       4.5         235.0     92.1 MHz 10/01/2003
                WPZE-FM     (pending)    A       6.0         100.0     99.3 MHz 10/01/2003
                WPLZ-FM     (pending)    A       2.3         162.0    105.7 MHz 10/01/2003
                WGCV-AM     (pending)    C       1.0         181.5     1240 kHz 10/01/2003
Charlotte       WCCJ-FM       2000       A       6.0         100.0     92.7 MHz 12/01/2003
Raleigh-
 Durham         WQOK-FM       2000      C1     100.0         299.0     97.5 MHz 12/01/2003
                WFXK-FM       2000      C1     100.0         299.0    107.1 MHz 12/01/2003
                WFXC-FM       2000       A      2.59         153.0    104.3 MHz 12/01/2003
                WNNL-FM       2000      C3       7.9         176.0    103.9 MHz 12/01/2003
Cincinnati      WIZF-FM     (pending)    A      1.25         155.0    100.9 MHz 10/01/2004
                WDBZ-AM     (pending)    C       1.0          89.6     1230 kHz 10/01/2004
Columbus        WCKX-FM     (pending)    A       1.9         126.0    107.5 MHz 10/01/2004
                WXMG-FM     (pending)    A      2.59         154.0     98.9 MHz 10/01/2004
                WJYD-FM     (pending)    A       6.0         100.0    106.3 MHz 10/01/2004
Indianapolis    WHHH-FM       2000       A       3.3          87.0     96.3 MHz 08/01/2004
                WTLC-FM       2000       A       6.0          85.0    106.7 MHz 08/01/2004
                WYJZ-FM       2000       A       6.0         100.0    100.9 MHz 08/01/2004
                WTLC-AM     (pending)    B       5.0         221.0     1310 kHz 08/01/2004
Augusta         WAEG-FM       2000       A       3.0         100.0     92.3 MHz 04/01/2004
                WAEJ-FM       2000       A       6.0         100.0    100.9 MHz 04/01/2004
                WAKB-FM       2000      C3      0.75         416.0     96.7 MHz 04/01/2004
                WFXA-FM       2000       A       6.0          92.0    103.1 MHz 04/01/2004
                WTHB-AM       2000       D       5.0         154.9     1550 kHz 04/01/2004
Dayton          WGTZ-FM     (pending)    B      40.0         168.0     92.9 MHz 10/01/2004
                WING-FM     (pending)    B      50.0         150.0    102.9 MHz 10/01/2004
                WING-AM     (pending)    B       5.0         200.0     1410 kHz 10/01/2004
                WKSW-FM     (pending)    A       3.2         124.0    101.7 MHz 10/01/2004

                                            ERP (FM)    Antenna
                                              Power   Height (AM)           Expiration
             Station Call   Year of    FCC   (AM) in   HAAT (FM)  Operating Date of FCC
Market         Letters    Acquisition Class Kilowatts  in Meters  Frequency   License
- ------       ------------ ----------- ----- --------- ----------- --------- -----------
Louisville     WDJX-FM     (pending)    B      24.0      218.0     99.7 MHz 08/01/2004
               WBLO-FM     (pending)    A       3.0      100.0    104.3 MHz 08/01/2004
               WGZB-FM     (pending)    A       3.0      100.0     96.5 MHz 08/01/2004
               WULV-FM     (pending)    A       4.3       87.0    102.3 MHz 08/01/2004
               WMJM-FM     (pending)    A       2.0       59.0    101.3 MHz 08/01/2004
               WLRS-FM     (pending)    A      1.55      136.0    105.1 MHz 08/01/2004
Minneapolis    KTTB-FM     (pending)   C1     100.0      176.0     96.3 MHz 04/01/2005

- --------
(/1/)WPHI-FM operates with facilities equivalent to 3 kW at 100 meters.

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

  . compliance with FCC rules, regulations and policies, including rules limiting the common ownership of media properties in a given market;

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

   Under the Communications Act, a broadcast license may not be granted to or held by any persons who are not U.S. citizens, whom the Communications Act and FCC rules refer to as "aliens," including any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of its capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, or foreign governments or their representatives or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. Thus, the licenses for our stations could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens.

   The FCC generally applies its other broadcast ownership limits to "attributable" interests held by an individual, corporation, partnership or other association or entity, including limited liability companies. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly have the right to vote five percent or more of the stock of a licensee corporation are generally deemed attributable interests, as are positions as an officer or director of a corporate parent of a broadcast licensee. The FCC treats all partnership interests as attributable, except for those limited partnership interests that under FCC policies are considered "insulated" from "material involvement" in the management or operation of the media-related activities of the partnership. The FCC currently treats limited liability companies like limited partnerships for purposes of attribution. Stock interests held by insurance companies, mutual funds, bank trust departments and certain other passive investors that hold stock for investment purposes only become attributable with the ownership of 20% or more of the voting stock of the corporation holding broadcast licenses. The FCC recently revoked a rule that formerly provided that interests of minority shareholders in a corporation were not attributable if a single entity or individual held 50% or more of that corporation's voting stock. In revoking the rule, the FCC has, however, grandfathered as nonattributable those minority stock interests that were held as of the date of the FCC's order.

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

   Debt instruments, non-voting stock, options and warrants for voting stock that have not yet been exercised, and insulated limited partnership interests where the limited partner is not "materially involved" in the media-related activities of the partnership generally do not subject their holders to attribution.

   The FCC has adopted a rule, known as the equity-debt-plus or EDP rule, that causes certain creditors or investors to be attributable owners of a station, regardless of whether there is a single majority shareholder or other applicable exception to the FCC's attribution rules. Under this new rule, a major programming supplier or a same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station's total debt plus equity. For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and equity held by insulated limited partners in limited partnerships. Debt includes all liabilities, whether long-term or short-term. A major programming supplier includes any programming supplier that provides more than 15% of the station's weekly programming hours. A same-market media entity includes any holder of an attributable interest in a media company, including broadcast stations, cable television and newspapers, located in the same market as the station, but only if the holder's interest is attributable under an FCC attribution rule other than the EDP rule.

   The FCC's rules also specify other exceptions to these general principles for attribution.

   The Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in:

  . radio broadcast stations above certain numerical limits serving the same local market;

  . radio broadcast stations and television broadcast stations serving the same local market; and

  . radio broadcast station and a daily newspaper serving the same local market.

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

   Under the revised radio/television cross-ownership rule, a single owner may own up to two television stations, consistent with the FCC's rules on common ownership of television stations, together with one radio station in all markets. In addition, an owner will be permitted to own additional radio stations, not to exceed the local ownership limits for the market, as follows:

  . In markets where 20 media voices will remain after the consummation of the proposed transaction, an owner may own an additional five radio stations, or, if the owner only has one television station, an additional six radio stations; and

  . In markets where 10 media voices will remain after the consummation of the proposed transaction, an owner may own an additional three radio stations.

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

  . In a radio market with 30 to 44 commercial radio stations, a party may own, operate or control up to seven commercial radio stations, not more than four of which are in the same service (AM or FM).

  . In a radio market with 15 to 29 commercial radio stations, a party may own, operate or control up to six commercial radio stations, not more than four of which are in the same service (AM or FM).

  . In a radio market with 14 or fewer commercial radio stations, a party may own, operate or control up to five commercial radio stations, not more than three of which are in the same service (AM or FM), except that a party may not own, operate, or control more than 50 percent of the radio stations in such market.

   The FCC staff has notified the public of its intention to review transactions that comply with these numerical ownership limits but that might involve undue concentration of market share. In connection with this, the FCC has invited comment on the impact of concentration in public notices concerning proposed transactions, and has delayed or refused its consent in some cases because of revenue concentration. In March 2001, the FCC Commissioners expressed their intent to eliminate delays in the FCC's review of transactions that might involve concentration of market share but are otherwise consistent with the radio ownership limits set forth in the Communications Act.

   The FCC has also retained discretion to review individual cases that present unusual cross-interest relationships on a case-by-case basis.

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

   Programming and Operations. The Communications Act requires broadcasters to serve the "public interest." The FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a radio station's community of license. Nevertheless, a broadcast licensee continues to be required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC will consider complaints from listeners about a broadcast station's programming when it evaluates the licensee's renewal application, but listeners' complaints also may be filed and considered at any time. Such complaints are required to be placed in a station's public file. Stations also must pay regulatory and application fees, and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries and technical operation, including limits on human exposure to radio frequency radiation.

   In December 2000, the United States Copyright Office ruled that broadcasters that simulcast (by a process known as streaming) their over-the-air signals on the Internet would incur copyright liability for the use of copyrighted materials, including music programming, with such liability perhaps extending retroactively to 1998. The Copyright Office intends to hold arbitration hearings, scheduled to begin in July 2001, to determine copyright royalty fees for Internet streaming. In response to the Copyright Office's December 2000 ruling, the National Association of Broadcasters filed suit in federal court seeking to overturn the ruling. We cannot predict the outcome of the proceeding, which does not affect our over-the-air broadcasting operations, or the amount of copyright liability we might incur as a result of the streaming activity that we engaged in prior to the December 2000 ruling, or such ruling's affect on our future streaming activity. Internet streaming is not currently and has not been a material part of our operations.

   The FCC requires that licensees not discriminate in hiring practices, develop and implement programs designed to promote equal employment opportunities and submit reports to the FCC on these matters annually and in connection with each license renewal application. The FCC's employment rules, as they related to outreach efforts for recruitment of minorities and the reporting of such outreach efforts, however, were struck down as unconstitutional by the U.S. Court of Appeals for the D.C. Circuit. Therefore, on January 20, 2000, the FCC adopted new rules prohibiting employment discrimination by broadcast stations on the basis of race, religion, color, national origin, and gender; and requiring broadcasters to implement programs to promote equal employment opportunities at their stations. The rules generally require broadcast stations to disseminate information about job openings widely so that all qualified applicants, including minorities and women, have an adequate opportunity to compete for the job. Broadcasters may fulfill this requirement by sending the station's job vacancy information to organizations that request it, participating in community outreach programs, or designing an alternative recruitment program. Broadcasters with five or more full-time employees must place in their public files annually a report detailing their recruitment efforts and must file a statement with the FCC certifying compliance with the rules every two years. Broadcasters with ten or more full-time employees must file their annual reports with the FCC midway through their license term. Broadcasters also must file employment information with the FCC annually for statistical purposes. The FCC recently suspended the effectiveness of its EEO rules in response to a January 16, 2001, decision of the Court of Appeals for the District of Columbia Circuit, which vacated the FCC's employment rules. The FCC has sought partial rehearing of the Court of Appeals ruling and other parties have sought rehearing of the entire ruling.

   The FCC rules also prohibit a broadcast licensee from simulcasting more than 25% of its programming on another radio station in the same broadcast service (that is, AM/AM or FM/FM). The simulcasting restriction applies if the licensee owns both radio broadcast stations or owns one and programs the other through a local marketing agreement, and only if the contours of the radio stations overlap in a certain manner.

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

   Local Marketing Agreements. Often radio stations enter into local marketing agreements or time brokerage agreements. These agreements take various forms. Separately owned and licensed radio stations may agree to function cooperatively in programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC's rules and policies, including the requirement that the licensee of each radio station maintain independent control over the programming and other operations of its own radio station. One type of time brokerage agreement is a programming agreement between two separately owned radio stations that serve a common service area whereby the licensee of one radio station programs substantial portions of the broadcast day of the other licensee's radio station, subject to ultimate editorial and other controls being exercised by the radio station licensee, and sells advertising time during these program segments. The FCC has held that such agreements do not violate the Communications Act as long as the licensee of the radio broadcast station that is being substantially programmed by another entity (1) remains ultimately responsible for, and maintains control over, the operation of its radio station, and (2) otherwise ensures the radio station's compliance with applicable FCC rules and policies.

   A radio broadcast station that brokers time on another radio broadcast station or enters into a time brokerage agreement with a radio broadcast station in the same market will be considered to have an attributable ownership interest in the brokered radio station for purposes of the FCC's local ownership rules if the time brokerage arrangement covers more than 15% of the brokered station's weekly broadcast hours. As a result, a radio broadcast station may not enter into a time brokerage agreement that allows it to program more than 15% of the broadcast time, on a weekly basis, of another local radio broadcast station that it could not own under the FCC's local multiple ownership rules. Attribution for radio time brokerage agreements applies to all of the FCC's multiple ownership rules applicable to radio stations (daily newspaper/radio cross-ownership and radio/television cross-ownership) and not only the local radio ownership rules. Also, FCC rules prohibit a radio broadcast station from simulcasting more than 25% of its programming on another radio broadcast station in the same broadcast service (that is, AM/AM or FM/FM) where the two radio stations serve substantially the same geographic area, whether the licensee owns both radio stations or owns one radio station and programs the other through a time brokerage agreement. Thus far, the FCC has not considered what relevance, if any, a time brokerage agreement may have upon its evaluation of a licensee's performance at renewal time.

   Joint Sales Agreements. Over the past few years, a number of radio stations have entered into cooperative arrangements commonly known as joint sales agreements. While these agreements may take varying forms, under the typical joint sales agreement, a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately-owned and licensed station in the same market. The typical joint sales agreement also customarily involves the provision by the selling party of certain sales, accounting and services to the station whose advertising is being sold. The typical joint sales agreement is distinct from a local marketing agreement in that a joint sales agreement normally does not involve programming other than advertisement content.

   The FCC has determined that issues of joint advertising sales should be left to enforcement by antitrust authorities, and therefore does not generally regulate joint sales practices between stations. Currently, stations for which another licensee sells time under a joint sales agreement are not deemed by the FCC to be an attributable interest of that licensee.

   RF Radiation. In 1985, the FCC adopted rules based on a 1982 American National Standards Institute ("ANSI") standard regarding human exposure to levels of radio frequency ("RF") radiation. These rules require applicants for renewal of broadcast licenses or modification of existing licenses to inform the FCC at the time of filing such applications whether an existing broadcast facility would expose people to RF radiation in excess of certain limits. In 1992, ANSI adopted a new standard for RF exposure that, in some respects, was more restrictive in the amount of environmental RF exposure permitted. The FCC has since adopted more restrictive radiation limits which became effective October 15, 1997, based in part on the revised ANSI standard, and which were to be fully complied with by September 1, 2000.

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

   The FCC has established a Wireless Communications Service ("WCS") in the 2305-2320 and 2345-2360 MHZ bands (the "WCS Spectrum") and awarded licenses. Licensees are generally permitted to provide any fixed, mobile, radio location services, or digital satellite radio service using the WCS Spectrum.

   These satellite radio services use technology that may permit higher sound quality than is possible with conventional AM and FM terrestrial radio broadcasting.

   Implementation of DARS would provide an additional audio programming service that could compete with Radio One's radio stations for listeners, but the effect upon Radio One cannot be predicted.

   Low Power Radio Broadcast Service. In January 2000, the FCC voted to create a class of radio stations designed to serve very localized communities or underrepresented groups within communities by authorizing two new classes of noncommercial low power FM radio stations which will be permitted to operate on commercial FM frequencies. As adopted by the FCC, there would be two types of LPFM stations, LP100 stations with power from 50 to 100 watts and a service radius of approximately 3.5 miles and LP10 stations with power from one to 10 watts and a service radius of approximately 1-2 miles. New LPFM stations would have to protect the signals of all other authorized FM stations and may be authorized on any FM frequency. Eligible licensees would be limited to noncommercial government or private educational organizations, associations or entities; non-profit entities with educational purposes; or government or non-profit entities providing local public safety or transportation services. No existing broadcasters or other media entities could own an LPFM station. For the first two years of the LPFM service, licensees would be limited to local entities headquartered within 10 miles of the LPFM station transmitter. During the first two years, no entity would be permitted to operate more than one LPFM station. After two years, the ownership limit would be five LPFM stations nationwide and after three years, the ownership limit would be 10 LPFM stations nationwide. On December 21, 2000, the President signed an appropriations bill including provisions that limited the scope of the FCC's LPFM order. The legislation included provisions affecting LPFM that, among other things, restored certain interference protection to full power FM stations in a manner that reduced the potential number of LPFM stations by approximately 75%, required the FCC to hire an independent consultant to conduct technical tests in various rural, suburban and urban areas and solicit public comment on the tests, required the FCC to submit a report to Congress on LPFM, and precluded the FCC from altering interference protection standards or expanding LPFM eligibility without additional Congressional legislation. Additional legislation has been introduced in Congress in 2001 that would have the effect of increasing the number of LPFM stations beyond those permitted by the 2000 legislation. However, the proposed legislation faces uncertain prospects. At this time, it is difficult to assess the competitive impact of any new LPFM stations. The new LPFM stations must comply with certain technical requirements aimed at protecting existing FM radio stations from interference, although the level of interference that low power stations will cause after they begin operating is uncertain. Moreover, if low power FM stations are licensed in the markets in which we operate our stations, the low power stations may compete for listeners. The low power stations may also limit our ability to obtain new licenses or to modify existing facilities. Nevertheless, the effect of this untested newly created low power radio service on Radio One cannot be predicted.

Subsidiaries And Related Entities

   Radio One has title to most of the assets used in the operations of our radio stations. The FCC licenses for the radio stations in all cases are held by direct or indirect wholly-owned subsidiaries of Radio One. In the case of three of the Washington, D.C. stations, the Los Angeles station, the Philadelphia stations, the Houston stations, the Miami station, the Baltimore stations, the Dallas stations, the St. Louis station, the Cleveland stations, one of the Boston stations, the Richmond station, the Raleigh stations and the Indianapolis stations, the FCC licenses are held by Radio One Licenses, Inc., a Delaware corporation and a wholly-owned subsidiary of Radio One that is subject to the restrictions imposed by the agreements governing our indebtedness. Radio One Licenses, Inc. holds no other material assets.

   WYCB Acquisition Corporation, a Delaware corporation and a wholly-owned restricted subsidiary, holds the assets used in the operation of WYCB-AM and title to all of the outstanding capital stock of Broadcast Holdings, Inc., a District of Columbia corporation and a restricted subsidiary. The FCC licenses for WYCB-AM are held by Broadcast Holdings, Inc.

   Bell Broadcasting Company, a Michigan corporation and a wholly-owned restricted subsidiary, holds the assets used in the operation of WCHB-AM, WDTJ-FM and WJZZ-AM. Bell Broadcasting Company holds title to all of the outstanding capital stock of Radio One of Detroit, Inc., a Delaware corporation and a restricted subsidiary. The FCC licenses for WCHB-AM, WDTJ-FM and WJZZ-AM are held by Radio One of Detroit, Inc. Radio One of Detroit, Inc. holds no other material assets. Allur-Detroit, Inc., a Delaware corporation and a wholly-owned restricted subsidiary, holds the assets used in the operation of station WDMK-FM. Allur-Detroit, Inc. holds title to all of the outstanding capital stock of Allur Licenses, Inc., a Delaware corporation and a restricted subsidiary. The FCC licenses for WDMK-FM are held by Allur Licenses, Inc. Allur Licenses, Inc. holds no other material assets.

   Radio One of Atlanta, Inc., a Delaware corporation and a wholly-owned restricted subsidiary, holds the assets used in the operation of station WHTA-FM and some assets used in the operation of station WAMJ-FM. Radio One of Atlanta, Inc. holds title to all of the outstanding capital stock of ROA Licenses, Inc., a Delaware corporation and a restricted subsidiary. The FCC licenses for WHTA-FM are held by ROA Licenses, Inc. ROA Licenses, Inc. holds no other material assets. Dogwood Communications, Inc., a Delaware corporation and a wholly-owned restricted subsidiary, owns some of the assets used in the operation of station WAMJ-FM and all of the outstanding capital stock of Dogwood Licenses, Inc., a Delaware corporation and a restricted subsidiary. The FCC licenses for WAMJ-FM are held by Dogwood Licenses, Inc. Dogwood Licenses, Inc., holds no other material assets.

   Radio One of Charlotte, LLC, a Delaware limited liability company of which Radio One is the sole member, holds the assets used in the operation of WAEG-FM, WAEJ-FM, WAKB-FM, WFXA-FM and WTHB-AM. Radio One of Charlotte, LLC holds title to all of the outstanding capital stock of Radio One of Augusta, Inc., a Delaware corporation. The FCC licenses for WAEG-FM, WAEJ-FM, WAKB-FM, WFXA-FM and WTHB-AM are held by Radio One of Augusta, Inc.

   Davis Broadcasting of Charlotte, Inc., a Delaware corporation and a wholly-owned subsidiary of Radio One of Charlotte, LLC, holds the assets used in the operation of WCCJ-FM. Davis Broadcasting of Charlotte, Inc. holds title to all of the outstanding capital stock of Radio One of North Carolina, Inc. The FCC licenses for WCCJ-FM are held by Radio One of North Carolina, Inc.

   Radio One of Boston, Inc., a Delaware corporation and a wholly-owned restricted subsidiary, holds the assets used in the operation of WILD-AM. Radio One of Boston holds title to all of the outstanding capital stock of Radio One of Boston Licenses, Inc., a Delaware corporation. The FCC licenses for WILD-AM held by Radio One of Boston Licenses, Inc.

   The FCC licenses for radio stations included in pending acquisitions will be held by existing or to be formed subsidiaries.

Employees

   As of March 1, 2001, we employed approximately 1,180 people. Our employees are not unionized except for 31 employees who are covered by collective bargaining agreements that we assumed in connection with certain of our station acquisitions. We have not experienced any work stoppages and believe relations with our employees are satisfactory. Each radio station has its own on-air personalities and clerical staff. However, in an effort to control broadcast and corporate expenses, we centralize certain radio station functions by market location. For example, in each of our markets we typically employ one General Manager who is responsible for all of our radio stations located in such market.

Industry Segments

   We consider radio broadcasting to be our only business segment.

Cautionary Note Regarding Forward-Looking Statements

   This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but rather are based on our current expectations, estimates and projections about Radio One's industry, our beliefs and assumptions. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates" and similar expressions are intended to identify forward-looking statements. Because these statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ materially, including the absence of a combined operating history with an acquired company or radio station and the potential inability to integrate acquired businesses, need for additional financing, high degree of leverage, seasonality of the business, market ratings, variable economic conditions and consumer tastes, as well as restrictions imposed by existing debt and future payment obligations. Important factors that could cause actual results to differ materially are described in our reports on Forms 8-K, Forms 10-Q and other filings with the Securities and Exchange Commission.

ITEM 2. PROPERTIES AND FACILITIES

Properties

   The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space with lease terms from five to ten years in length. A station's studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We lease a majority of our main transmitter/antenna sites and when negotiating a lease for such sites we try to obtain a lengthy lease term with options to renew. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required.

   We own substantially all of our equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by Radio One's stations are generally in good condition, although opportunities to upgrade facilities are periodically reviewed.

   The tangible personal property owned by Radio One and the real property owned or leased by Radio One is the subject of a security interest held pursuant to the terms of our amended and restated credit agreement, dated as of July 17, 2000, under which we have borrowed $500.0 million in term loans and may borrow up to $250.0 million on a revolving basis, $62.5 million of which we had borrowed as of December 31, 2000.

ITEM 3. LEGAL PROCEEDINGS

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

   No matters were submitted to our stockholders for vote during the fourth quarter of 2000.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Recent Sales of Unregistered Securities

   On June 7, 2000, Radio One issued approximately 57,000 shares of class A common stock and 115,000 shares of class D common stock to Gregory A. Davis as partial purchase price consideration in connection with Radio One's acquisition of Davis Broadcasting, Inc. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

   On June 8, 2000, Radio One issued approximately 441,000 shares of class A common stock to Shirk, Inc. as partial purchase price consideration in connection with Radio One's acquisition of three radio stations and one low power television station in Indianapolis, Indiana. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

   On July 14, 2000, we issued 310,000 shares of our unregistered 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) to Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, and First Union Securities, Inc. and certain other initial purchasers under that certain Purchase Agreement dated July 10, 2000. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Pursuant to our obligation under the Purchase Agreement, on October 11, 2000, we filed with the SEC a Registration Statement on Form S-3 to register the HIGH TIDES and shares of class D common stock into which the HIGH TIDES are convertible.

   On October 18, 2000, Radio One sold to Scott R. Royster, our Chief Financial Officer and Executive Vice President, 333,334 unregistered shares of class A common stock and 666,666 unregistered shares of class D common stock, each for a purchase price of $7.00 per share. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

   On October 31, 2000, Radio One sold to Linda J. Eckard Vilardo, our General Counsel, Assistant Secretary and Vice President, 250,000 unregistered shares of class D common stock for a purchase price of $8.02 per share. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

   On February 28, 2001, Radio One issued approximately 63,500 shares of class A common stock to the Estate of H. Kendell Nash as partial purchase price consideration in connection with Radio One's acquisition of Nash
Communications Corporation. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

Price Range of Our Class A and Class D Common Stock

   Our class A common stock is traded on The Nasdaq Stock Market's National Market under the symbol "ROIA." The tables below show, for the quarters indicated, the reported high and low bid quotes for our class A common stock on the Nasdaq Stock Market's National Market (as adjusted for our three-for-one stock split in the form of a June 6, 2000 dividend of two shares of class D common stock for each share of class A common stock outstanding on May 30, 2000 (the "Stock Split")).

                                                                   High   Low
                                                                  ------ ------
      Fiscal Year 1999
        Second Quarter (beginning May 6)......................... $15.67 $ 9.33
        Third Quarter............................................ $15.50 $13.21
        Fourth Quarter........................................... $32.50 $13.83

   The initial public offering of our class A common stock was priced on May 5, 1999 at $8.00 per share (as adjusted for the Stock Split).

                                                                    High   Low
                                                                   ------ ------
      Fiscal Year 2000
        First Quarter............................................. $33.77 $19.90
        Second Quarter............................................ $29.88 $15.05
        Third Quarter............................................. $32.00 $ 7.50
        Fourth Quarter............................................ $13.81 $ 5.56

   Our class D common stock is traded on The Nasdaq Stock Market's National Market under the symbol "ROIAK." The table below shows, for the quarters indicated, the reported high and low bid quotes for our class D common stock on the Nasdaq Stock Market's National Market.

                                                                   High   Low
                                                                  ------ ------
      Fiscal Year 2000
        Second Quarter (beginning June 7)........................ $28.00 $16.31
        Third Quarter............................................ $24.50 $ 5.63
        Fourth Quarter........................................... $13.75 $ 5.56

Dividends

   Since becoming a public company in May 1999, we have not declared any dividends on our common stock. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our board of directors in light of our earnings, financial position, capital requirements, our bank credit facility, and the indenture governing our 12% Notes due 2004, and such other factors as the board of directors deems relevant. See Note 4 to the Consolidated Financial Statements of Radio One included elsewhere in this Form 10-K.

Number of Stockholders

   Based upon a survey of record holders and a review of our stock transfer records, as of March 23, 2001, there were approximately 7,900 holders of Radio One's class A common stock, three holders of Radio One's class B common stock, two holders of Radio One's class C common stock, and approximately 5,500 holders of Radio One's class D common stock.

ITEM 6. SELECTED FINANCIAL DATA

   The following table contains selected historical consolidated financial data with respect to Radio One. The selected historical consolidated financial data have been derived from the Consolidated Financial Statements of Radio One for each of the fiscal years for the five year period ended December 31, 2000, which have been audited by Arthur Andersen LLP, independent public accountants. The selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Radio One included elsewhere in this report.

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

                                    Fiscal Years Ended(/1/) December 31,
                                 ----------------------------------------------
                                  1996     1997     1998     1999       2000
                                 -------  -------  -------  -------  ----------
                                               (In Thousands)
Statement of Operations:
Net broadcast revenue..........  $23,702  $32,367  $46,109  $81,703  $  155,666
Station operating expenses.....   13,927   18,848   24,501   44,259      77,280
Corporate expenses.............    1,793    2,155    2,800    4,380       6,303
Depreciation and amortization..    4,262    5,828    8,445   17,073      63,207
                                 -------  -------  -------  -------  ----------
  Operating income.............    3,720    5,536   10,363   15,991       8,876
Interest expense(/2/)..........    7,252    8,910   11,455   15,279      32,407
Other income (expense), net....      (77)     415      358    2,149      20,084
Income tax (benefit)
 expense(/3/)                         --       --   (1,575)   2,728         804
                                 -------  -------  -------  -------  ----------
  (Loss) income before
   extraordinary item..........   (3,609)  (2,959)     841      133      (4,251)
Extraordinary loss.............       --    1,985       --       --          --
                                 -------  -------  -------  -------  ----------
  Net (loss) income............  $(3,609) $(4,944) $   841  $   133  $   (4,251)
                                 =======  =======  =======  =======  ==========
  Net loss applicable to common
   stockholders................  $(3,609) $(6,981) $(2,875) $(1,343) $  (13,487)
                                 =======  =======  =======  =======  ==========
Other Data:
Broadcast cash flow............  $ 9,775  $13,519  $21,608  $37,444  $   78,386
Broadcast cash flow
 margin(/4/)...................      41%      42%      47%      46%         50%
EBITDA (before non-cash
 compensation).................  $ 7,982  $11,364  $18,808  $33,289  $   72,271
After-tax cash flow............      806    2,869    7,248   16,303      48,712
Cash interest expense(/5/).....    4,815    4,413    7,192   10,762      28,581
Capital expenditures...........      252    2,035    2,236    3,252       3,665
Balance Sheet Data (at period
 end):
Cash and cash equivalents......................................      $   20,879
Intangible assets, net.........................................       1,637,180
Total assets...................................................       1,765,218
Total debt (including current portion and deferred interest)...         646,956
Preferred stock................................................              --
Total stockholders' equity.....................................       1,057,069

- --------
(/1/)Year-to-year comparisons are significantly affected by Radio One's acquisition of various radio stations during the periods covered. (/2/)Interest expense includes non-cash interest, such as the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs.
(/3/)From January 1, 1996 to May 19, 1997, Radio One elected to be treated as an S corporation for U.S. federal and state income tax purposes and, therefore, generally was not subject to income tax at the corporate level during that period.
(/4/)Broadcast cash flow margin is defined as broadcast cash flow divided by net broadcast revenue.
(/5/)Cash interest expense is calculated as interest expense less non-cash interest, including the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs, for the indicated period.

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

   Radio One's net broadcast revenue is affected primarily by the advertising rates our radio stations are able to charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on
(1) a radio station's audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports developed by Arbitron, (2) the number of radio stations in the market competing for the same demographic groups, and (3) the supply of and demand for radio advertising time. Advertising rates are generally highest during morning and afternoon commuting hours. In 2000, approximately 72% of Radio One's revenue was generated from local advertising and 28% was generated from national spot advertising. The balance of 2000 revenue was generated primarily from network advertising, tower rental income and ticket and other revenue related to Radio One sponsored events.

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

   In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce expenses by exchanging advertising time for goods or services. In order to maximize cash revenue from our spot inventory, we minimize the use of trade agreements and have reduced trade revenue to approximately 1% of our gross revenue in 2000, down from approximately 4% in 1996.

   Radio One calculates same station growth over a particular period by comparing performance of stations owned or operated under a local marketing agreement during the current period with the performance of the same stations for the corresponding period in the prior year. However, no station will be included in such a comparison unless it has been owned or operated under a local marketing agreement for at least one month of every quarter included in each of the current and corresponding prior-year periods.

                       RADIO ONE, INC. AND SUBSIDIARIES
                             RESULTS OF OPERATIONS

   The following table summarizes Radio One's historical consolidated results of operations:

                                                        Fiscal Years Ended
                                                           December 31,
                                                     --------------------------
                                                      1998     1999      2000
                                                     -------  -------  --------
                                                          (In Thousands)
Statement of Operations:
Net broadcast revenue..............................  $46,109  $81,703  $155,666
Station operating expenses.........................   24,501   44,259    77,280
Corporate expenses.................................    2,800    4,155     6,115
Stock-based compensation...........................       --      225       188
Depreciation and amortization......................    8,445   17,073    63,207
                                                     -------  -------  --------
  Operating income.................................   10,363   15,991     8,876
Interest expense...................................   11,455   15,279    32,407
Other income, net..................................      358    2,149    20,084
                                                     -------  -------  --------
(Loss) income before (benefit) provision for income
 taxes
 and extraordinary item............................     (734)   2,861    (3,447)
Income tax (benefit) provision.....................   (1,575)   2,728       804
                                                     -------  -------  --------
  (Loss) income before extraordinary item..........      841      133    (4,251)
Extraordinary loss.................................       --       --        --
                                                     -------  -------  --------
  Net (loss) income................................  $   841     $133  $ (4,251)
                                                     =======  =======  ========
  Net loss applicable to common stockholders.......  $(2,875) $(1,343) $(13,487)
                                                     =======  =======  ========
Broadcast cash flow................................  $21,608  $37,444    78,386
Broadcast cash flow margin.........................      47%      46%       50%
EBITDA.............................................  $18,808  $33,289  $ 72,271
After-tax cash flow................................    7,248   16,303    48,712

Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 31, 1999

   Net Broadcast Revenue. Net broadcast revenue increased to approximately $155.7 million for the fiscal year ended December 31, 2000 from approximately $81.7 million for the fiscal year ended December 31, 1999, or 91%. This increase in net broadcast revenue was the result of continuing broadcast revenue growth in the markets in which we have operated for at least one year, as well as from revenue contributed from radio stations acquired within the last year, particularly the stations acquired from Clear Channel Communications and AMFM.

   Operating Expenses. Operating expenses increased to approximately $77.3 million for the fiscal year ended December 31, 2000 from approximately $44.3 million for the fiscal year ended December 31, 1999, or 75%. This increase in expenses was related to our rapid expansion within all of the markets in which we operate, including increased variable costs associated with increased revenue, as well as start-up and expansion expenses in our newer markets.

   Corporate Expenses. Corporate expenses (including stock-based compensation) increased to approximately $6.3 million for the fiscal year ended December 31, 2000, from approximately $4.4 million for the fiscal year ended December 31, 1999, or 43%. This increase was due primarily to growth in the corporate staff consistent with our overall expansion.

   Depreciation and Amortization. Depreciation and amortization increased to approximately $63.2 million for the fiscal year ended December 31, 2000, from approximately $17.1 million for the fiscal year ended December 31, 1999, or 270%. This increase was due primarily to our asset growth as well as our acquisitions in 1999 and 2000.

   Operating Income. Operating income decreased to approximately $8.9 million for the fiscal year ended December 31, 2000 from approximately $16.0 million for the fiscal year ended December 31, 1999, or by 44%. This decrease was attributable to higher operating and corporate expenses as described above, as well as higher depreciation and amortization expenses associated with several of our acquisitions made within the last year.

   Interest Expense. Interest expense increased to approximately $32.4 million for the fiscal year ended December 31, 2000 from approximately $15.3 million for the fiscal year ended December 31, 1999, or 112%. This increase relates primarily to additional borrowings made in the third quarter of 2000 in conjunction with the acquisition of radio stations from Clear Channel Communications and AMFM.

   Other Income. Other income (almost exclusively interest income) increased to approximately $20.1 million for the fiscal year ended December 31, 2000 from approximately $2.1 million for the fiscal year ended December 31, 1999 or 857%. This increase was due to our high cash and investment balances following our equity offerings in November 1999, March 2000 and July 2000, as well as cash generated from operations.

   (Loss) Income before (Benefit) Provision for Income Taxes. Loss before benefit for income taxes was approximately $3.4 million for the fiscal year ended December 31, 2000 compared to income before provision for income taxes of approximately $2.9 million for the fiscal year ended December 31, 1999. This loss before benefit for income taxes was due primarily to the acquisition of radio stations from Clear Channel Communications and AMFM as mentioned above.

   Net (Loss) Income. Net loss was approximately $4.3 million for the twelve months ended December 31, 2000 compared to net income of approximately $133,000 for the twelve months ended December 31, 1999. This decrease in net income was due to a loss before provision for income taxes partially offset by a lower provision for income taxes than in the previous year.

   Broadcast Cash Flow. Broadcast cash flow increased to approximately $78.4 million for the twelve months ended December 31, 2000 from approximately $37.4 million for the twelve months ended December 31, 1999 or 110%. This increase was attributable to the increases in broadcast revenue partially offset by higher operating expenses as described above.

   Our broadcast cash flow margin increased to approximately 50% for the fiscal year ended December 31, 2000, from 46% for the fiscal year ended December 31, 1999. This overall increase for the year was the result of our growth in revenue exceeding our expense growth and the acquisition of certain radio stations with higher broadcast cash flow margins. On a same station basis, broadcast cash flow margin for the period increased to approximately 51% in 2000, from approximately 46% in 1999. The increase in those stations we have owned or operated for more than one year was the result of strong revenue gains in these more mature markets partially offset by slower expense growth in those markets.

   EBITDA. Earnings before interest, taxes, depreciation, and amortization (EBITDA), and excluding non-cash compensation expense, increased to approximately $72.3 million for the twelve months ended December 31, 2000 from approximately $33.3 million for the twelve months ended December 31, 1999, or 117%. This increase was attributable to the increase in broadcast revenue partially offset by higher operating expenses and higher corporate expenses associated with our growth.

Fiscal Year Ended December 31, 1999 Compared to Fiscal Year Ended December 31, 1998

   Net Broadcast Revenue. Net broadcast revenue increased to approximately $81.7 million for the fiscal year ended December 31, 1999 from approximately $46.1 million for the fiscal year ended December 31, 1998 or 77%. This increase in net broadcast revenue was the result of continuing broadcast revenue growth in all of the markets in which we have operated for at least one year as we benefitted from historical ratings increases at certain of our radio stations, improved power ratios at these stations, as well as from industry growth in each of these markets. Additional revenue gains were derived from our mid-1999 acquisitions in Cleveland and

Richmond (where we also operate stations under a time brokerage agreement) as well as the March 30, 1999 acquisition of Radio One of Atlanta, Inc.

   Operating Expenses. Operating expenses increased to approximately $44.3 million for the fiscal year ended December 31, 1999 from approximately $24.5 million for the fiscal year ended December 31, 1998 or 81%. This increase in expenses was related to our rapid expansion within all of the markets in which we operate including higher costs in Washington associated with improved programming on our morning shows as well as start-up and expansion expenses in our newer markets of Detroit, Cleveland and Richmond, in particular, as well as the March 30, 1999 acquisition of Radio One of Atlanta, Inc.

   Corporate Expenses. Corporate expenses (including stock-based compensation) increased to approximately $4.4 million for the fiscal year ended December 31, 1999, from approximately $2.8 million for the fiscal year ended December 31, 1998, or 57%. This increase was due primarily to growth in the corporate staff consistent with our overall expansion and costs associated with operating as a public company.

   Depreciation and Amortization. Depreciation and amortization increased to approximately $17.1 million for the fiscal year ended December 31, 1999, from approximately $8.4 million for the fiscal year ended December 31, 1998, or 104%. This increase was due primarily to our asset growth as well as our acquisitions in 1998 and 1999.

   Operating Income. Operating income increased to approximately $16.0 million for the fiscal year ended December 31, 1999 from approximately $10.4 million for the fiscal year ended December 31, 1998 or 54%. This increase was attributable to higher revenue as described above offset by higher depreciation and amortization expenses associated with several of our acquisitions made within the last year.

   Interest Expense. Interest expense increased to approximately $15.3 million for the fiscal year ended December 31, 1999 from approximately $11.5 million for the fiscal year ended December 31, 1998 or 33%. This increase relates primarily to interest incurred on higher average borrowings outstanding under our bank credit facility as a result of borrowings to fund certain acquisitions.

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

   Net Income. Net income decreased to approximately $0.1 million for the fiscal year ended December 31, 1999 from approximately $0.8 million for the fiscal year ended December 31, 1998 or 88%. The decrease in net income for the fiscal year was due to higher income before provision for income taxes in 1999 offset by an income tax provision in 1999 versus a tax benefit in 1998 related to an elimination of a deferred income tax asset valuation reserve.

   Broadcast Cash Flow. Broadcast cash flow increased to approximately $37.4 million for the fiscal year ended December 31, 1999 from approximately $21.6 million for the fiscal year ended December 31, 1998 or 73%. This increase was attributable to the increases in broadcast revenue partially offset by higher operating expenses as described above.

   Our broadcast cash flow margin decreased to approximately 46% for the fiscal year ended December 31, 1999, from 47% for the fiscal year ended December 31, 1998. This overall decrease for the year was the result of the acquisition of radio stations with considerably lower profit margins than those operated by us for periods longer than one year. On a same station basis, broadcast cash flow margin for the period increased to approximately 51% in 1999 from approximately 48% in 1998. The increase in those stations we have owned or operated for more than one year was the result of strong revenue gains in these more mature markets partially offset by slower expense growth in those markets.

   EBITDA. Earnings before interest, taxes, depreciation, and amortization (EBITDA), and excluding stock-based compensation expense, increased to approximately $33.3 million for the fiscal year ended December 31, 1999 from approximately $18.8 million for the fiscal year ended December 31, 1998 or 77%. This increase was attributable to the increase in broadcast revenue partially offset by higher operating expenses and higher corporate expenses, as described above.

Liquidity and Capital Resources

   Our primary source of liquidity is cash provided by operations and, to the extent necessary, undrawn commitments available under our bank credit facility. Our ability to borrow in excess of the commitments set forth in our credit agreement is limited by the terms of the indenture governing our 12% Notes due 2004. Additionally, such terms place restrictions on Radio One with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests among other things.

   We have used, and will continue to use, a significant portion of our capital resources to consummate acquisitions. These acquisitions were or will be funded from (i) our bank credit facility, (ii) the proceeds of the historical offerings of our common stock and preferred stock, (iii) the proceeds of future common and/or preferred stock, and/or debt offerings, and
(iv) internally generated cash flow.

   Radio One's balance of cash and cash equivalents was approximately $20.9 million as of December 31, 2000, and approximately $6.2 million as of December 31, 1999. This increase in cash resulted primarily from our equity offerings in March 2000 and July 2000, as well as higher cash from operations. We have entered into a bank credit facility under which we have borrowed $500.0 million in term loans and may borrow up to $250.0 million on a revolving basis, and which we have historically drawn down as capital was required, primarily for acquisitions. On December 31, 2000, $137.5 million was available to be drawn down from our bank credit facility, of which we had drawn down $62.5 million.

   Net cash flow from operating activities increased to approximately $55.7 million for the fiscal year ended December 31, 2000, from approximately $18.2 million for the fiscal year ended December 31, 1999, or 206%. This increase was primarily due to lower net income and an increase in trade account receivables more than offset by higher non-cash expenses and an increase in payables. Non-cash expenses of depreciation and amortization increased to approximately $63.2 million for fiscal year ended December 31, 2000, from approximately $17.1 million for the fiscal year ended December 31, 1999, or 270%, due primarily to our acquisitions in 2000, particularly the Clear Channel and AMFM acquisitions. Non-cash expenses of amortization of debt financing costs, unamortized discount and deferred interest decreased to approximately $2.8 million for the fiscal year ended December 31, 2000, from approximately $4.6 million for the fiscal year ended December 31, 1999, or 39%, due primarily to the terms of the 12% Notes due 2004.

   Net cash flow used in investing activities increased to approximately $1,220.0 million for the fiscal year ended December 31, 2000, compared to approximately $346.6 million for the fiscal year ended December 31, 1999, or 252%. During the fiscal year ended December 31, 2000, we used $1,469.6 million of cash to acquire radio stations or make deposits on radio stations we have agreed to acquire. Additionally, we sold $256.4 million worth of short-term investment securities, made purchases of capital equipment totaling approximately $3.7 million and made approximately $1.2 million worth of investments in other companies. During the fiscal year ended December 31, 1999, we used $85.4 million of cash to acquire radio stations or make deposits on radio stations we had agreed to acquire and made net purchases of capital equipment totaling approximately $3.3 million.

   Net cash flow from financing activities was approximately $1,179.0 million for the fiscal year ended December 31, 2000. During the fiscal year ended December 31, 2000, we completed a common stock offering and a convertible preferred stock offering and raised approximately $635.9 million net of offering costs. Also during the fiscal year ended December 31, 2000, we borrowed approximately $570.0 million to fund various acquisitions and repaid $7.6 million worth of debt with cash from operations and from our two equity offerings. In conjunction with these borrowings and our 12% Notes due 2004, we incurred approximately $6.2 million in deferred debt financing costs. During the fiscal year ended December 31, 1999 we completed our initial public stock offering and a follow-on stock offering and raised approximately $412.0 million net of offering costs. Also during the fiscal year ended December 31, 1999 we borrowed approximately $75.7 million to fund various acquisitions and repaid $128.8 million worth of debt with cash from operations and from our two equity offerings. In conjunction with these borrowings and our 12% Notes due 2004, we incurred approximately $0.6 million in deferred debt financing costs. Additionally, during the fiscal year ended December 31, 1999, we repaid approximately $28.2 million of Cumulative Redeemable Preferred Stock with proceeds from our initial public offering. As a result, cash and cash equivalents increased by approximately $14.7 million during the fiscal year ended December 31, 2000, compared to an increase of approximately $1.8 million during the fiscal year ended December 31, 1999.

   We continuously review, and are currently reviewing, opportunities to acquire additional radio stations, primarily in the top 50 African-American markets. As of the date of this report, other than the pending transactions with Blue Chip Broadcasting, Inc., EMMIS Communications and Sinclair Telecable, Inc., we have no written or oral understandings, letters of intent or contracts to acquire radio stations. We anticipate that any future radio station acquisitions would be financed through funds generated from operations, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.

   Management believes that, based on current levels of operations and anticipated internal growth, cash flow from operations together with other available sources of funds will be adequate for the foreseeable future to consummate the acquisitions of radio stations we have agreed to acquire, to make required payments of interest on Radio One's indebtedness, to fund anticipated capital expenditures and working capital requirements and to enable us to comply with the terms of our debt agreements. Our ability to meet our debt service obligations and reduce our total debt, and our ability to refinance the 12% Notes due 2004 at or prior to their scheduled maturity date in 2004, will depend upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. For 2001, we anticipate maintenance capital expenditures to be between $4.0 million and $5.0 million and total capital expenditures to be between $6.0 million and $7.0 million. The 12% Notes due 2004 are redeemable on or after May 15, 2001. The Company may redeem these notes during 2001 through the issuance of new debt at a lower interest rate.

Recent Accounting Pronouncements

   The Financial Accounting Standards Board (FASB) has issued an Exposure Draft, Proposed Statement of Financial Accounting Standards, Business Combinations and Intangible Assets--Accounting for Goodwill. The Exposure Draft contains the FASB's tentative decisions about requiring the use of a non-amortization approach to account for certain purchased intangible assets. Under the non-amortization approach, certain intangible assets would be tested for impairment, rather than being amortized to earnings.

2001 Outlook

   The following table contains our revenue, cash flow and earnings guidance, as of February 8, 2001, for the twelve month period ending December 31, 2001. These estimates are based on current Generally Accepted Accounting Principles
(GAAP) for the treatment of goodwill and other intangibles and do not consider any impact of the current Financial Accounting Standards Board (FASB) project on Business Combinations that may change the accounting treatment of goodwill and other intangibles, effectively increasing reported earnings per share for companies such as ours. We anticipate recording approximately $110.0 million of annual amortization of goodwill and FCC licenses in 2001. These estimates include expected results for only those stations owned and/or operated by us on the date of this report and only take into account our current capital structure and assume current interest rate levels in order to compute expected interest expense for the periods in question.

                         Radio One, Inc. 2001 Guidance
                     (in millions, except per share data)

                                          Q1      Q2      Q3      Q4      FY
                                        ------  ------  ------  ------  ------
Net revenue............................ $ 49.5  $ 67.4  $ 71.0  $ 70.4  $258.1
Operating expenses.....................   28.0    31.0    31.4    30.9   121.1
Broadcast cash flow(/1/)...............   21.5    36.4    39.7    39.5   137.0
Corporate Overhead.....................    1.8     1.8     2.0     2.0     7.5
EBITDA(/2/)............................   19.7    34.6    37.7    37.5   129.5
Interest...............................   15.0    14.2    13.9    13.6    56.9
Depreciation and amortization..........   30.0    30.0    30.0    30.0   120.0
Tax benefit............................    8.3     3.3     2.2     2.2    16.0
Net loss...............................  (17.7)   (7.0)   (4.7)   (4.6)  (34.0)
                                        ======  ======  ======  ======  ======
Preferred Dividends.................... $  5.0  $  5.0  $  5.0  $  5.0  $ 20.2
After-tax cash flow(/3/)...............    1.2    16.6    19.3    19.3    56.4
Avg. shares outstanding (basic)........   86.5    86.7    87.0    87.2    87.0
Avg. shares outstanding (diluted)......   87.0    87.0    87.5    87.5    87.5
Per Share Amounts Diluted:
Net loss............................... $(0.20) $(0.08) $(0.05) $(0.05) $(0.39)
After-tax cash flow....................   0.01    0.19    0.22    0.22    0.65

- --------
(/1/)Operating income excluding depreciation, amortization, corporate overhead, non-recurring items and other non-cash charges.
(/2/)Broadcast cash flow less corporate overhead.
(/3/)Income before income taxes and extraordinary items plus depreciation, amortization and non-cash compensation, less the current income tax liability (or plus benefit) and less preferred stock dividends.

   We estimate that Blue Chip Broadcasting, Inc. will have $11.5 million in broadcast cash flow for all of 2001 and that the broadcast cash flow margins in 2001 for the stations we will own and/or operate as a result of our acquisition of Blue Chip will be in the low 30% range.

Impact of Inflation

   We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2000. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

   Seasonal net broadcast revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Radio One's first fiscal quarter generally produces the lowest net broadcast revenue for the year.

Overview of Risks

   Our future operating results could be adversely affected by a number of risks and uncertainties, certain of which are described below. The risks and uncertainties described below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may impair our business operations. If any of the risks described below actually occur, our business, results of operations and financial condition could be materially and adversely affected.

  . We may have difficulty integrating the operations, systems and management of the stations that we have recently acquired or agreed to acquire.

  .  We may not successfully identify and consummate future acquisitions.

  . Acquired stations may not increase our broadcast cash flow or yield other anticipated benefits.

  . Required regulatory approvals may result in unanticipated delays in completing acquisitions.

  . The loss of key personnel could disrupt the management of our business, including impairing our ability to execute our acquisition and operating strategies and lowering our standing in the radio broadcast industry.

  . We compete for advertising revenue against radio stations and other media, many of which have greater resources than we do.

  . Our bank credit facility and the agreements governing our other outstanding debt contain covenants that restrict, among other things, our ability to incur additional debt, pay cash dividends, purchase our capital stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with our assets, or merge, consolidate or sell all or substantially all of our assets.

  . Our bank credit facility requires that we obtain our banks' consent for acquisitions that do not meet specific criteria. These restrictions may make it more difficult to pursue our acquisition strategy. Our bank credit facility also requires that we maintain specific financial ratios. Events beyond our control could affect our ability to meet those financial ratios, and we cannot assure you that we will meet them.

  . A portion of the loans under our bank credit facility in the amount of $150.0 million will be due in February 2002, and the remainder of the loans under our bank credit facility will be due in August 2007. A breach of any of the covenants contained in our bank credit facility could allow our lenders to declare all amounts outstanding under our bank credit facility to be immediately due and payable. In addition, our banks could proceed against the collateral granted to them to secure that indebtedness. If the amounts outstanding under our bank credit facility are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to the banks or to our other debt holders.

  . Our substantial level of indebtedness could adversely affect us for various reasons, including limiting our ability to:

    . obtain additional financing for working capital, capital expenditures, acquisitions, debt payments or other corporate purposes;

    . have sufficient funds available for operations, future business opportunities or other purposes;

    .  compete with competitors that have less debt than we do; and

    . react to changing market conditions, changes in our industry and economic downturns.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   We do not have significant interest rate risk related to our Notes due 2004, which have an interest rate of 12%. We do not have foreign currency risk as we have no foreign operations. We do not have any derivative commodity instruments or other financial instruments such as foreign currency forwards, futures and options, and foreign currency denominated debt. The Company has entered into swap agreements to reduce exposure to interest rate fluctuations on certain commitments. We do not have commodity price risk or other relevant market risks.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements of Radio One required by this item are filed with this report on Pages F-1 to F-21.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information with respect to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption "Nominees for Class A Director," "Nominees for Other Director," and "Executive Officers" in our proxy statement for the 2001 Annual Meeting of Stockholders to be held during June 2001, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11. COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

   The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption "Compensation of Directors and Executive Officers" in the 2001 proxy statement. The sections entitled "Report of the Compensation Committee of the Board on Executive Compensation" and "Stockholder Return and Performance Presentation" in the 2001 proxy statement are not incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption "Principal Stockholders" in the 2001 proxy statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption "Certain
Relationships and Related Transactions" in the 2001 proxy statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements

   The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

    Index to Financial Statements
    Report of Independent Public Accountants
    Consolidated Balance Sheets as of December 31, 1999 and 2000
    Consolidated Statements of Operations for the years ended December 31,
     1998, 1999 and 2000
    Consolidated Statements of Changes in Stockholders' Equity for the
     years ended December 31, 1998, 1999 and 2000
    Consolidated Statements of Cash Flows for the years ended December 31,
     1998, 1999 and 2000
    Notes to Consolidated Financial Statements

   (a)(2) EXHIBITS: The following exhibits are filed as part of this annual statement.

 Exhibit
 Number                                Description
 -------                               -----------
 3.1     Amended and Restated Certificate of Incorporation of Radio One, Inc.
         (dated as of May 4, 2000),
         as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 000-25969; Film No. 631638)).
 3.1.1   Certificate of Amendment (dated as of September 21, 2000) of the
         Amended and Restated Certificate of Incorporation of Radio One, Inc.
         (dated as of May 4, 2000), as filed with the State of Delaware on
         September 21, 2000 (incorporated by reference to Radio One's Current
         Report on Form 8-K filed October 6, 2000 (File No. 000-25969; Film No.
         736375)).
 3.2     Amended and Restated By-laws of Radio One, Inc., amended as of
         September 15, 2000 (incorporated by reference to Radio One's Current
         Report on Form 8-K filed October 6, 2000 (File No. 000-25969; Film No.
         736375)).
 3.3     Certificate Of Designations, Rights and Preferences of the 6 1/2%
         Convertible Preferred Securities Remarketable Term Income Deferrable
         Equity Securities (HIGH TIDES) of Radio One, Inc., as filed with the
         State of Delaware on July 13, 2000 (incorporated by reference to Radio
         One's Quarterly Report on Form 10-Q for the period ended June 30, 2000
         (File No. 000-25969; Film No. 698190)).
 4.1     Indenture dated as of May 15, 1997 among Radio One, Inc., Radio One
         Licenses, Inc. and United States Trust Company of New York
         (incorporated by reference to Radio One's Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 333-30795; Film No.
         98581327)).
 4.2     First Supplemental Indenture dated as of June 30, 1998, to Indenture dated as of May 15, 1997, by and among Radio One, Inc., as Issuer and
         United States Trust Company of New York, as Trustee, by and among
         Radio One, Inc., Bell Broadcasting Company, Radio One of Detroit,
         Inc., and United States Trust Company of New York, as Trustee
         (incorporated by reference to Radio One's Current Report on Form 8-K filed July 13, 1998 (File No. 333-30795; Film No. 98665139)).
 4.3     Second Supplemental Indenture dated as of December 23, 1998, to
         Indenture dated as of May 15, 1997, by and among Radio One, Inc., as
         Issuer and United States Trust Company of New York, as Trustee, by and
         among Radio One, Inc., Allur-Detroit, Allur Licenses, Inc., and United
         States Trust Company of New York, as Trustee (incorporated by reference to Radio One's Current Report on Form 8-K filed January 12,
         1999 (File No. 333-30795; Film No. 99504706)).
 4.7     Standstill Agreement dated as of June 30, 1998 among Radio One, Inc., the subsidiaries of Radio One, Inc., United States Trust Company of
         New York and the other parties thereto (incorporated by reference to
         Radio One's Quarterly Report on Form 10-Q for the period ended
         June 30, 1998 (File No. 333-30795; Film No. 98688998)).

 Exhibit
  Number                               Description
 -------                               -----------
  4.9     Stockholders Agreement dated as of March 2, 1999 among Catherine L.
          Hughes and Alfred C. Liggins, III (incorporated by reference to Radio
          One's Quarterly Report on Form 10-Q for the period ended June 30,
          1999 (File No. 000-25969; Film No. 99686684)).
  4.10    Registration Rights Agreement, dated as of July 14, 2000, by and among Radio One, Inc., and Credit Suisse First Boston Corporation,
          Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated,
          Bank of America Securities LLC, and First Union Securities, Inc., as
          the Initial Purchases of Radio One, Inc.'s 6 1/2% Convertible
          Preferred Securities Remarketable Term Income Deferrable Equity
          Securities (HIGH TIDES) (incorporated by reference to Radio One's
          Quarterly Report on Form 10-Q for the period ended June 30, 2000
          (File No. 000-25969; Film No. 698190)).
  4.11    Remarketing Agreement, dated as of July 14, 2000, by and among Radio
          One, Inc., American Stock Transfer & Trust Co., as Tender Agent and
          Credit Suisse First Boston Corporation, as Remarketing Agent, for
          Radio One, Inc.'s 6 1/2% Convertible Preferred Securities
          Remarketable Term Income Deferrable Equity Securities (HIGH TIDES)
          (incorporated by reference to Radio One's Quarterly Report on Form
          10-Q for the period ended June 30, 2000 (File No. 000-25969; Film No.
          698190)).
  4.12    Global Security Certificate for Radio One, Inc.'s 6 1/2% Convertible
          Preferred Securities Remarketable Term Income Deferrable Equity
          Securities (HIGH TIDES) (incorporated by reference to Radio One's
          Quarterly Report on Form 10-Q for the period ended June 30, 2000
          (File No. 000-25969; Film No. 698190)).
  4.13    Registration Rights Agreement, dated February 7, 2001, by and between
          Radio One, Inc. and certain stockholders of Blue Chip Broadcasting,
          Inc. listed therein (incorporated by reference to Exhibit 4.1 of
          Radio One's Current Report on Form 8-K filed February 8, 2001 (File
          No. 000-25969; Film No. 1528282)).
 10.1     Office Lease dated February 3, 1997 between National Life Insurance
          Company and Radio One, Inc. for premises located at 5900 Princess
          Garden Parkway, Lanham, Maryland, as amended on the period ended
          December 31, 1997 (File No. 333-30795; Film No. 98581327)).
 10.1(a)  Amendment to Office Lease dated January 22, 1999 between National
          Life Insurance Company and Radio One, Inc. for premises located at
          5900 Princess Garden Parkway, Lanham, Maryland (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 000-25969; Film No. 99686684)).
 10.3     Office Lease commencing November 1, 1993 between Chalrep Limited
          Partnership and Radio One, Inc., with respect to the property located at 100 St. Paul Street, Baltimore, Maryland (incorporated by reference to Radio One's Annual Report on Form 10-K for the period ended December 31, 1997 (File No. 333-30795; Film No. 98581327)).
 10.6     Warrantholders' Agreement dated as of June 6, 1995, as amended by the
          First Amendment to Warrantholders' Agreement dated as of May 19,
          1997, among Radio One, Inc., Radio One Licenses, Inc. and the other parties thereto (incorporated by reference to Radio One's Annual
          Report on Form 10-K for the period ended December 31, 1997 (File No.
          333-30795; Film No. 98581327)).
 10.7(a)  Second Amendment to the Warrantholders' Agreement dated as of May 3,
          1999, among Radio One, Inc., Radio One Licenses, Inc. and the other parties thereto (incorporated by reference to Radio One's Quarterly
          Report on Form 10-Q for the period ended June 30, 1999 (File No. 000-
          25969; Film No. 99686684)).
 10.45    Asset Purchase Agreement dated as of May 6, 1999 relating to the acquisition of WCDX-FM, licensed to Mechanicsville, Virginia, WPLZ-
          FM, licensed to Petersburg, Virginia, WJRV-FM licensed to Richmond,
          Virginia, and WGCV-AM licensed to Petersburg, Virginia (incorporated by reference to Radio One's Registration Statement on Form S-1 filed on October 25, 1999 (File No. 333-89607; Film No. 99732728)).
 10.45(a) Time Brokerage Agreement dated May 5, 1999 among Radio One, Inc. and
          Sinclair Telecable, Inc. Commonwealth Broadcasting, L.L.C. and Radio
          One, Inc. (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 000-25969;
          Film No. 99686684)).

 Exhibit
 Number                                Description
 -------                               -----------
 10.52   Asset Purchase Agreement dated as of May 24, 1999 relating to the acquisition of WBOT-FM, licensed to Brockton, Massachusetts
         (incorporated by reference to Radio One's Quarterly Report on Form 10-
         Q for the period ended June 30, 1999 (File No. 000-25969; Film No.
         99686684)).
 10.53   Time Brokerage Agreement dated May 24, 1999 among Radio One, Inc. and
         Radio Station WBOT-FM, Brockton, Massachusetts (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 000-25969; Film No. 99686684)).
 10.55   Amended and Restated Employment Agreement between Radio One, Inc. and
         Scott R. Royster dated effective as of October 18, 2000.
 10.56   Amended and Restated Employment Agreement between Radio One, Inc. and
         Linda J. Eckard Vilardo dated effective as of October 31, 2000.
 10.57   Asset Purchase Agreement dated as of December 1, 1999 relating to the acquisition of WPLY-FM, licensed to Philadelphia, Pennsylvania
         (incorporated by reference to Radio One's Registration Statement on
         Form S-1 on February 14, 2000(File No. 333-30285; Film No. 537846)).
 10.58   Asset Purchase Agreement dated as of March 11, 2000 relating to the acquisition of KMJQ-FM and KBXX-FM, licensed to Houston, Texas,
         WVCG(AM), licensed to Coral Gables, Florida, WZAK-FM, licensed to
         Cleveland, Ohio, WJMO (AM), licensed to Cleveland Heights, Ohio, KKBT-
         FM, licensed to Los Angeles, California, KBFB-FM, licensed to Dallas,
         Texas, WJMZ-FM, licensed to Anderson, South Carolina, WFXC-FM, licensed to Durham, North Carolina, WFXK-FM, licensed to Tarboro,
         North Carolina, WNNL-FM, licensed to Fuquay-Varina, North Carolina and
         WQOK-FM, licensed to South Boston, Virginia (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended
         March 31, 2000 (File No. 000-25969; Film No. 631638)).
 10.59   Agreement and Plan of Merger dated as of March 11, 2000 relating to the acquisition of WCCJ-FM, licensed to Harrisburg, North Carolina,
         WFXA-FM and WTHB (AM), licensed to Augusta, Georgia, WAKB-FM, licensed to Wrens, Georgia, WAEG-FM, licensed to Evans, Georgia and WAEJ-FM, licensed to Waynesboro, Georgia (incorporated by reference to Radio
         One's Quarterly Report on Form 10-Q for the period ended March 31,
         2000 (File No. 000-25969; Film No. 631638)).
 10.60   Asset Purchase Agreement dated as of March 11, 2000 relating to the acquisition of WHHH-FM, licensed to Indianapolis, Indiana, WBKS-FM, licensed to Greenwood, Indiana, WYJZ-FM, licensed to Lebanon, Indiana and W53AV, licensed to Indianapolis, Indiana (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 000-25969; Film No. 631638)).
 10.61   Purchase Agreement, dated as of July 10, 2000, by and among Radio One,
         Inc., and Credit Suisse First Boston Corporation, Deutsche Bank
         Securities Inc., Morgan Stanley & Co. Incorporated, Bank of America
         Securities LLC, and First Union Securities, Inc., as the Initial
         Purchases of Radio One, Inc.'s 6 1/2% Convertible Preferred Securities
         Remarketable Term Income Deferrable Equity Securities (HIGH TIDES)
         (incorporated by reference to Radio One's Quarterly Report on
         Form 10-Q for the period ended June 30, 2000 (File No. 000-25969; Film
         No. 698190)).
 10.62   Second Amended and Restated Credit Agreement, dated as of July 17,
         2000, by and among Radio One, Inc., Bank of America, N.A., Credit
         Suisse First Boston, First Union National Bank, Toronto Dominion
         (Texas), Inc., Bankers Trust Company, and the Several Lenders From
         Time to Time Parties thereto (incorporated by reference to Radio One's
         Quarterly Report on Form 10-Q for the period ended September 30, 2000
         (File No. 000-25969; Film No. 764960)).
 10.63   Merger Agreement, dated February 7, 2001, by and among Radio One,
         Inc., Blue Chip Merger Subsidiary, Inc., Blue Chip Broadcasting, Inc.,
         and certain stockholders of Blue Chip Broadcasting, Inc. listed therein (incorporated by reference to Exhibit 2.1 of Radio One's
         Current Report on Form 8-K filed February 8, 2001 (File No. 000-25969;
         Film No. 1528282)).
 21.1    Subsidiaries of Radio One, Inc.
 23.1    Consent of Arthur Andersen L.L.P.

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 30, 2001.

                                          Radio One, Inc.

                                          By: /s/ Scott R. Royster____________
                                          Name: Scott R. Royster
                                          Title:  Executive Vice President,
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30, 2001.

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

                                          By: /s/ Brian W. McNeill____________
                                          Name: Brian W. McNeill
                                          Title: Director

                                          By: /s/ Larry D. Marcus_____________
                                          Name: Larry D. Marcus
                                          Title: Director

                   Report of Independent Public Accountants

To the Board of Directors and Stockholders of Radio One, Inc.:

   We have audited the accompanying consolidated balance sheets of Radio One, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 1999 and 2000, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three years ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radio One, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the years in the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Arthur Andersen LLP


Baltimore, Maryland
February 7, 2001

                        RADIO ONE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                                                      As of December 31,
                                                  ----------------------------
                                                      1999           2000
                                                  ------------  --------------
                     ASSETS
CURRENT ASSETS:
 Cash and cash equivalents....................... $  6,221,000  $   20,879,000
 Investments, available for sale.................  256,390,000             --
 Trade accounts receivable, net of allowance for
  doubtful accounts of $2,429,000 and $5,506,000,
  respectively...................................   19,833,000      46,883,000
 Prepaid expenses and other......................    1,035,000       6,557,000
 Income tax receivable...........................          --        2,476,000
 Deferred tax asset..............................      984,000       2,187,000
                                                  ------------  --------------
    Total current assets.........................  284,463,000      78,982,000
PROPERTY AND EQUIPMENT, net......................   15,512,000      33,376,000
INTANGIBLE ASSETS, net...........................  218,460,000   1,637,180,000
OTHER ASSETS.....................................    9,101,000      15,680,000
                                                  ------------  --------------
    Total assets................................. $527,536,000  $1,765,218,000
                                                  ============  ==============
      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable................................ $  1,663,000  $   17,683,000
 Accrued expenses................................    6,941,000      14,127,000
 Income taxes payable............................    1,532,000             --
 Other current liabilities.......................          --        4,696,000
                                                  ------------  --------------
    Total current liabilities....................   10,136,000      36,506,000
LONG-TERM DEBT AND DEFERRED INTEREST, net of
 current portion.................................   82,626,000     646,956,000
DEFERRED INCOME TAX LIABILITY....................   14,518,000      24,687,000
                                                  ------------  --------------
    Total liabilities............................  107,280,000     708,149,000
                                                  ------------  --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Convertible preferred stock, $.001 par value,
  1,000,000 shares authorized and 310,000 shares
  issued and outstanding; liquidation preference
  of $1,000 per share, plus cumulative dividends
  at 6.5% per year, which were $9,236,0000 as of
  December 31, 2000..............................          --              --
 Common stock--Class A, $.001 par value,
  30,000,000 shares authorized, 17,221,000 and
  22,789,000 shares issued and outstanding.......       17,000          23,000
 Common stock--Class B, $.001 par value,
  30,000,000 shares authorized, 2,867,000 shares
  issued and outstanding.........................        3,000           3,000
 Common stock--Class C, $.001 par value,
  30,000,000 shares authorized, 3,184,000 and
  3,132,000 shares issued and outstanding........        3,000           3,000
 Common stock--Class D, $.001 par value,
  150,000,000 shares authorized, 46,546,000 and
  58,246,000 shares issued and outstanding.......       46,000          58,000
 Accumulated comprehensive income adjustments....       40,000             --
 Stock subscriptions receivable..................          --       (9,005,000)
 Additional paid-in capital......................  446,354,000   1,105,681,000
 Accumulated deficit.............................  (26,207,000)    (39,694,000)
                                                  ------------  --------------
    Total stockholders' equity...................  420,256,000   1,057,069,000
                                                  ------------  --------------
    Total liabilities and stockholders' equity... $527,536,000  $1,765,218,000
                                                  ============  ==============

   The accompanying notes are an integral part of these consolidated balance sheets.

                        RADIO ONE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          For the Years Ended December 31,
                                        --------------------------------------
                                           1998         1999          2000
                                        -----------  -----------  ------------
REVENUE:
 Broadcast revenue, including barter
  revenue of $644,000, $1,821,000 and
  $2,690,000, respectively............. $52,696,000  $93,260,000  $177,219,000
 Less: Agency commissions..............   6,587,000   11,557,000    21,553,000
                                        -----------  -----------  ------------
   Net broadcast revenue...............  46,109,000   81,703,000   155,666,000
                                        -----------  -----------  ------------
OPERATING EXPENSES:
 Program and technical.................   8,015,000   13,576,000    23,971,000
 Selling, general and administrative...  16,486,000   30,683,000    53,309,000
 Corporate expenses....................   2,800,000    4,155,000     6,303,000
 Stock-based compensation..............         --       225,000           --
 Depreciation and amortization.........   8,445,000   17,073,000    63,207,000
                                        -----------  -----------  ------------
    Total operating expenses...........  35,746,000   65,712,000   146,790,000
                                        -----------  -----------  ------------
    Operating income...................  10,363,000   15,991,000     8,876,000
INTEREST EXPENSE, including
 amortization of deferred financing
 costs.................................  11,455,000   15,279,000    32,407,000
OTHER INCOME, net......................     358,000    2,149,000    20,084,000
                                        -----------  -----------  ------------
    (Loss) income before (benefit)
     provision for income taxes........    (734,000)   2,861,000    (3,447,000)
(BENEFIT) PROVISION FOR INCOME TAXES...  (1,575,000)   2,728,000       804,000
                                        -----------  -----------  ------------
    Net income (loss).................. $   841,000  $   133,000  $ (4,251,000)
                                        ===========  ===========  ============
NET LOSS APPLICABLE TO COMMON
 STOCKHOLDERS.......................... $(2,875,000) $(1,343,000) $(13,487,000)
                                        ===========  ===========  ============
BASIC AND DILUTED LOSS PER COMMON
 SHARE:
 Net loss.............................. $      (.31) $      (.08) $       (.16)
                                        ===========  ===========  ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic and diluted.....................   9,392,000   48,411,000    84,540,000
                                        ===========  ===========  ============


 The accompanying notes are an integral part of these consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                            Common Common                                    Accumulated
                    Common  Stock  Stock  Common  Convertible               Comprehensive     Stock       Additional
                     Stock  Class  Class   Stock   Preferred  Comprehensive    Income     Subscriptions    Paid-In
                    Class A   B      C    Class D    Stock       Income      Adjustments   Receivables     Capital
                    ------- ------ ------ ------- ----------- ------------- ------------- ------------- --------------
 BALANCE, as of
  December 31,
  1997...........   $   --  $2,000 $3,000 $10,000    $--                      $    --      $       --   $      (10,000)
 Net income......       --     --     --      --      --                           --              --              --
 Preferred stock
  dividends......       --     --     --      --      --                           --              --              --
                    ------- ------ ------ -------    ----                     --------     -----------  --------------
 BALANCE, as of
  December 31,
  1998...........       --   2,000  3,000  10,000     --                           --              --          (10,000)
 Comprehensive
  income:
 Net income......       --     --     --      --      --       $   133,000         --              --              --
 Unrealized gain
  on securities..       --     --     --      --      --            40,000      40,000             --              --
                                                               -----------
 Comprehensive
  income.........                                              $   173,000
                                                               ===========
 Preferred stock
  dividends......       --     --     --      --      --                           --              --              --
 Issuance of
  stock for
  acquisition....     2,000  1,000    --    6,000     --                           --              --       34,185,000
 Stock issued to
  an officer.....       --     --     --      --      --                           --              --          225,000
 Conversion of
  warrants.......     5,000    --     --   10,000     --                           --              --          (15,000)
 Issuance of
  common stock...    10,000    --     --   20,000     --                           --              --      411,969,000
                    ------- ------ ------ -------    ----                     --------     -----------  --------------
 BALANCE, as of
  December 31,
  1999...........    17,000  3,000  3,000  46,000     --                        40,000             --      446,354,000
 Comprehensive
  income:
 Net loss........       --     --     --      --      --       $(4,251,000)        --              --              --
 Unrealized loss
  on securities..       --     --     --      --      --           (40,000)    (40,000)            --              --
                                                               -----------
 Comprehensive
  income.........                                              $(4,291,000)
                                                               ===========
 Preferred stock
  dividends......       --     --     --      --      --                           --              --              --
 Issuance of
  stock for
  acquisition....     1,000    --     --    1,000     --                           --              --       13,543,000
 Stock sold to
  officers.......       --     --     --    1,000     --                           --       (9,005,000)      9,004,000
 Issuance of
  common stock...     5,000    --     --   10,000     --                           --              --      335,967,000
 Employee
  exercise of
  options........       --     --     --      --      --                           --              --          878,000
 Issuance of
  preferred
  stock..........       --     --     --      --      --                           --              --      299,935,000
                    ------- ------ ------ -------    ----                     --------     -----------  --------------
 BALANCE, as of
  December 31,
  2000...........   $23,000 $3,000 $3,000 $58,000    $--                      $    --      $(9,005,000) $1,105,681,000
                    ======= ====== ====== =======    ====                     ========     ===========  ==============
                                      Total
                    Accumulated   Stockholders'
                      Deficit         Equity
                    ------------- ---------------
 BALANCE, as of
  December 31,
  1997...........   $(21,989,000) $  (21,984,000)
 Net income......        841,000         841,000
 Preferred stock
  dividends......     (3,716,000)     (3,716,000)
                    ------------- ---------------
 BALANCE, as of
  December 31,
  1998...........    (24,864,000)    (24,859,000)
 Comprehensive
  income:
 Net income......        133,000         133,000
 Unrealized gain
  on securities..            --           40,000
 Comprehensive
  income.........
 Preferred stock
  dividends......     (1,476,000)     (1,476,000)
 Issuance of
  stock for
  acquisition....            --       34,194,000
 Stock issued to
  an officer.....            --          225,000
 Conversion of
  warrants.......            --              --
 Issuance of
  common stock...            --      411,999,000
                    ------------- ---------------
 BALANCE, as of
  December 31,
  1999...........    (26,207,000)    420,256,000
 Comprehensive
  income:
 Net loss........     (4,251,000)     (4,251,000)
 Unrealized loss
  on securities..            --          (40,000)
 Comprehensive
  income.........
 Preferred stock
  dividends......     (9,236,000)     (9,236,000)
 Issuance of
  stock for
  acquisition....            --       13,545,000
 Stock sold to
  officers.......            --              --
 Issuance of
  common stock...            --      335,982,000
 Employee
  exercise of
  options........            --          878,000
 Issuance of
  preferred
  stock..........            --      299,935,000
                    ------------- ---------------
 BALANCE, as of
  December 31,
  2000...........   $(39,694,000) $1,057,069,000
                    ============= ===============

 The accompanying notes are an integral part of these consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                        For the Years Ended December 31,
                                   --------------------------------------------
                                       1998          1999            2000
                                   ------------  -------------  ---------------
CASH FLOWS FROM OPERATING
 ACTIVITIES:
 Net income (loss)...............  $    841,000  $     133,000  $    (4,251,000)
 Adjustments to reconcile net
  income (loss) to net cash from
  operating activities:
 Depreciation and amortization...     8,445,000     17,073,000       63,207,000
 Amortization of debt financing
  costs, unamortized discount
  and deferred interest..........     4,110,000      4,597,000        2,839,000
 Deferred income taxes and
  reduction in valuation reserve
  on deferred income taxes.......    (2,038,000)    (1,043,000)       8,966,000
 Non-cash compensation to
  officer........................           --         225,000              --
 Non-cash advertising revenue in
  exchange for equity
  investments....................           --        (448,000)        (683,000)
 Effect of change in operating
  assets and liabilities-
  Trade accounts receivable,
   net...........................    (1,933,000)    (5,419,000)     (25,511,000)
  Prepaid expenses and other.....        (4,000)      (593,000)       2,586,000
  Other assets...................    (1,391,000)      (627,000)        (281,000)
  Accounts payable...............       830,000        369,000       11,588,000
  Accrued expenses and other.....       439,000      3,954,000       (2,774,000)
                                   ------------  -------------  ---------------
   Net cash flows from operating
    activities...................     9,299,000     18,221,000       55,686,000
                                   ------------  -------------  ---------------
CASH FLOWS FROM INVESTING
 ACTIVITIES:
 Purchase of property and
  equipment......................    (2,236,000)    (3,252,000)      (3,665,000)
 Purchase of intangible asset....           --             --        (2,000,000)
 Proceeds from disposal of
  property and equipment.........       150,000            --               --
 Equity investments..............           --      (1,275,000)      (1,185,000)
 (Purchase) proceeds from sale of
  available for sale
  investments....................           --    (256,321,000)     256,430,000
 Deposits and payments for
  station purchases..............   (59,085,000)   (85,723,000)  (1,469,603,000)
                                   ------------  -------------  ---------------
   Net cash flows from investing
    activities...................   (61,171,000)  (346,571,000)  (1,220,023,000)
                                   ------------  -------------  ---------------
CASH FLOWS FROM FINANCING
 ACTIVITIES:
 Repayment of debt...............  $   (485,000) $(128,804,000) $    (7,599,000)
 Proceeds from debt issuances....    49,350,000     75,650,000      570,000,000
 Deferred financing costs........    (1,038,000)      (569,000)      (6,158,000)
 Repayment of senior cumulative
  redeemable preferred stock.....           --     (28,160,000)             --
 Proceeds from issuance of common
  stock, net of issuance costs...           --     411,999,000      335,982,000
 Proceeds from issuance of
  preferred stock, net of
  issuance costs.................           --             --       299,935,000
 Payment of preferred stock
  dividends......................           --             --        (5,038,000)
 Loans to officers...............           --             --        (9,005,000)
 Proceeds from exercise of stock
  options........................           --             --           878,000
                                   ------------  -------------  ---------------
   Net cash flows from financing
    activities...................    47,827,000    330,116,000    1,178,995,000
                                   ------------  -------------  ---------------
(DECREASE) INCREASE IN CASH AND
 CASH EQUIVALENTS................    (4,045,000)     1,766,000       14,658,000
CASH AND CASH EQUIVALENTS,
 beginning of year...............     8,500,000      4,455,000        6,221,000
                                   ------------  -------------  ---------------
CASH AND CASH EQUIVALENTS, end of
 year............................  $  4,455,000  $   6,221,000  $    20,879,000
                                   ============  =============  ===============
SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
 Cash paid for-
  Interest.......................  $  7,192,000  $  10,762,000  $    28,581,000
                                   ============  =============  ===============
  Income taxes...................  $    338,000  $   2,252,000  $     5,938,000
                                   ============  =============  ===============

 The accompanying notes are an integral part of these consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1998, 1999 and 2000

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

 Organization and Business

   Radio One, Inc. (a Delaware corporation referred to as Radio One) and subsidiaries (collectively referred to as the Company) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and/or operates radio stations in the Washington, D.C.; Baltimore, Maryland; Philadelphia, Pennsylvania; Detroit and Kingsley, Michigan; Atlanta and Augusta, Georgia; Cleveland, Ohio; St. Louis, Missouri; Richmond, Virginia; Boston, Massachusetts, Charlotte and Raleigh, North Carolina; Greenville, South Carolina; Indianapolis, Indiana; Houston and Dallas, Texas; Miami, Florida; and Los Angeles, California markets.

   The Company has been making and may continue to make significant acquisitions of radio stations, which may require it to incur new debt. The service of this debt could require the Company to make significant debt service payments. The Company's operating results are significantly affected by its share of the audience in markets where it has stations.

 Basis of Presentation

   The accompanying consolidated financial statements include the accounts of Radio One, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. The significant estimates in these accompanying financial statements are the estimated useful lives on fixed and intangible assets and the reserve for uncollectible receivables.

 Issuance of Stock

   The Company effected an initial public offering (IPO) of common stock during May 1999, in which it sold approximately 5.4 million shares of Class A common stock. The Company completed additional offerings of common stock during November 1999 and March 2000, in which it sold approximately 5.2 million and 5.0 million shares of Class A common stock, respectively. The Company received net proceeds of approximately $748.0 million from these offerings, after deducting offerings costs, and used a portion of the proceeds to repay debt, redeem preferred stock, fund acquisitions and for other general corporate purposes.

   In July 2000, the Company completed a private placement of $310.0 million of 6 1/2% Convertible Preferred Securities, at $1,000 per security, with a par value of $.001 per share. Each of these preferred securities is convertible to
53.3832 shares of Class D common stock. Issuance costs were approximately $10.1 million, including underwriting commissions.

 Stock Split and Conversion

   On May 22, 2000, the Company's Board of Directors declared a three-for-one stock split of Class A Common Stock in the form of a stock dividend of Class D common stock payable to shareholders of record as of May 30, 2000. All per share data in the accompanying consolidated financial statements and notes thereto have been restated to reflect this stock dividend.

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000

   The Company effected a 34,061-for-one stock split, effective May 6, 1999, in conjunction with its IPO. All share data included in the accompanying consolidated financial statements and notes thereto have been restated to reflect the stock split.

   Effective February 25, 1999, the Company converted certain Class A common stock held by the principal stockholders to Class B common stock which has ten votes per share, as compared to Class A common stock which has one vote per share, and certain of their Class A common stock to Class C common stock. Class C and D common stock have no voting rights except as required by Delaware law. All share data included in the accompanying consolidated financial statements and notes thereto have been restated to reflect the stock conversion.

 Cash and Cash Equivalents

   Cash and cash equivalents consist of cash and money market accounts at various commercial banks. All cash equivalents have original maturities of 90 days or less. For cash and cash equivalents, cost approximates market value.

 Investments

   Investments as of December 31, 1999, consist of U.S. government, tax-exempt municipal and commercial securities that mature within eighteen months. Investments are classified as available for sale and are recorded at market value. The change in market value is recorded as a component of other comprehensive income in stockholders' equity.

 Other Assets

   As of December 31, 2000, the Company had invested $3.3 million in Net Noir, Inc., an internet portal service provider. The investment consisted of $250,000 in cash and $3.0 million in advertising on the Company's radio stations in exchange for an equity investment. The advertising provided by the Company is valued based on the valuation of the internet portal service using what other investors have paid for equity of internet portal service. This basis for the value of the advertising is not more than the Company's normal rates for this advertising.

   During 2000, the Company invested approximately $500,000 in cash and $2.0 million in advertising on the Company's radio stations in exchange for an equity investment in New Urban Entertainment Television, Inc. The advertising provided by the Company is valued based on the valuation of that company, using what other investors have paid for equity in that company. This basis for the value of advertising is not more than the Company's normal rates for this advertising.

   During 2000, the Company made a $1.0 million subscriber commitment in exchange for a limited partnership interest in Quetzal/Chase Communications Partners, L.P. The Company funded approximately $525,000 in cash of that commitment during the year.

   As of December 31, 2000, the Company had an investment of approximately $214,000 in Ibiquity (formerly USA Digital Radio, Inc.).

   During 1999, the Company made a $1.0 million investment in PNE Media Holdings, LLC., a privately-held outdoor advertising company.

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000

   The Company reviews the carrying values of its investments in privately held companies whenever events indicate that an impairment may have occurred or at least annually. In the opinion of management, the investments as of December 31, 2000 and 1999, are stated at the lower of their historical cost or estimated fair market value.

 Financial Instruments

   Financial instruments as of December 31, 1999 and 2000, consist of cash and cash equivalents, investments, trade accounts receivable, notes receivable (which are included in other current assets), accounts payable, accrued expenses, long-term debt and subscriptions receivable, all of which the carrying amounts approximate fair value except for the Senior Subordinated Notes as of December 31, 1999 and 2000, which have a fair value of approximately $87.7 million and $84.0 million, respectively, as compared to a carrying value of $82.5 million and $84.4 million, respectively.

 Derivative Financial Instruments

   During 2000, the Company entered into swap agreements to reduce exposure to interest rate fluctuations on certain debt commitments (see Note 4). Costs incurred to execute the swap agreements are deferred and amortized over the term of the swap agreements. The amounts incurred by the Company, representing the effective difference between the fixed rate under the swap agreements and the variable rate on the underlying term of the debt, are included in interest expense in the accompanying consolidated statements of operations. In the event of early termination of these swap agreements, any gains or losses would be amortized over the respective lives of the underlying debt or recognized currently if the debt is terminated earlier than initially anticipated.

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

 Comprehensive Income

   The Company reports comprehensive income on the statement of changes in stockholders' equity. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources.

 Segment Reporting

   The Company believes it has only one segment, radio broadcasting. The Company came to this conclusion because the Company has one product or service, has the same type of customer and operating strategy in each market, operates in one regulatory environment, has only one management group that manages the entire

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000

Company and provides information on the Company's results as one segment to the key decision-makers. All of the Company's revenue is derived from stations located in the United States.

 Earnings Available for Common Stockholders

   In July 2000, the Company completed a private placement of $310.0 million of 6.5% Convertible Preferred Securities (the Securities), at $1,000 per security. Dividends accrue on the Securities at 6.5% per annum from the date of original issuance. Dividends are paid quarterly in arrears, commencing October 15, 2000. The earnings available for common stockholders for the year ended December 31, 2000, is the net loss less the dividends of $9,236,000 accrued during 2000 on the Securities.

   Additionally, the Company had certain senior cumulative redeemable preferred stock outstanding during 1998 and 1999 which paid dividends at 15% per annum (see Note 4) and was retired during 1999. The Company accreted dividends on this preferred stock, which was paid when the preferred stock was redeemed. The earnings available for common stockholders for the years ended December 31, 1998 and 1999, is the net loss or income for the year, less the accreted dividend of $3,716,000 and $1,476,000 during 1998 and 1999, respectively, on the preferred stock.

 Earnings Per Share

   Earnings per share are based on the weighted average number of common and diluted common equivalent shares for stock options and warrants outstanding during the period the calculation is made, divided into the earnings available for common stockholders. Diluted common equivalent shares consist of shares issuable upon the exercise of stock options and warrants, using the treasury stock method. All warrants outstanding to acquire common stock as of December 31, 1998, which were exercised concurrent with the closing of the IPO and the stock issued to an employee in January 1999 have been reflected in the calculation of earnings per share as if the stock issued was outstanding for all periods presented. As of December 31, 2000, there were approximately 1,268,000 stock options outstanding from options granted since May 1999 (see
Note 6), however, the common stock equivalents of these options are not included in the diluted earnings per share as the stock options are antidilutive. The weighted average shares outstanding is calculated as follows:

                                                        December 31,
                                               -------------------------------
                                                 1998       1999       2000
                                               --------- ---------- ----------
Common stock outstanding...................... 4,716,000 16,137,000 84,540,000
Common stock issued from exercise of
 warrants..................................... 4,625,000        --         --
Stock issued subsequent to year-end...........    51,000        --         --
                                               --------- ---------- ----------
Weighted average shares outstanding for both
 basis and diluted earnings per share......... 9,392,000 16,137,000 84,540,000
                                               ========= ========== ==========

Recent Accounting Pronouncements

   The Company will adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" on January 1, 2001. This standard requires the Company to recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000

fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will offset the change in fair value of the hedged assets, liabilities or firm commitments through earnings, or will be recognized in other comprehensive income until the hedged items are recognized in earnings. The Company estimates that the transition adjustment to implement this new standard will be an adjustment of approximately $3.9 million to other comprehensive income, a component of stockholders' equity. This transition adjustment, which related to hedges of interest rate, will be recognized as of January 1, 2001, as a cumulative effect of a change in accounting principle.

   Staff Accounting Bulletin No. 101--"Revenue Recognition in Financial Statements", was introduced in 2000. This bulletin provides views on applying generally accepted accounting principles to selected revenue recognition issues. The views in this bulletin have not significantly affected the Company's revenue recognition policy.

 Reclassifications

   Certain reclassifications have been made to 1999 to conform to the 2000 presentation.

2. ACQUISITIONS:

   On November 15, 2000, the Company completed the acquisition of WPEK-FM licensed to Seneca, South Carolina, for approximately $7.5 million. The acquisition resulted in recording approximately $7.5 million of intangible assets.

   On September 25, 2000, the Company completed the acquisition of KJOI-AM (formerly KLUV-AM) licensed to Dallas, Texas, for approximately $16.0 million. The acquisition resulted in recording approximately $15.3 million of intangible assets.

   On August 25, 2000, the Company completed the acquisition of twelve radio stations (KMJQ-FM and KBXX-FM licensed to Houston, Texas, WVCG-AM, licensed to Coral Gables, Florida, WZAK-FM, licensed to Cleveland, Ohio, WJMO-AM, licensed to Cleveland Heights, Ohio, KKBT-FM, licensed to Los Angeles, California, KBFB-FM, licensed to Dallas, Texas, WJMZ-FM, licensed to Anderson, South Carolina, WFXK-FM, licensed to Tarboro, North Carolina, WFXC-FM, licensed to Durham, North Carolina, WNNL-FM, licensed to Fuquay-Varina, North Carolina and WQOK-FM, licensed to South Boston, Virginia) from Clear Channel Communications, Inc. and AMFM, Inc. for approximately $1.3 billion in cash. The acquisition resulted in the recording of approximately $1.3 billion of intangible assets. In connection with this acquisition, the Company is obtaining an appraisal of all assets acquired. The Company has estimated the value of the assets acquired in this acquisition; however, this allocation is subject to modification when the appraisals are complete.

   On June 8, 2000, the Company completed the acquisitions of WHHH-FM, licensed to Indianapolis, Indiana; WTLC-FM (formerly WBKS-FM), licensed to Greenwood, Indiana; WYJZ-FM, licensed to Lebanon, Indiana; and W53AV, a low-powered television station licensed to Indianapolis, Indiana, for approximately $30.0 million in cash and 441,000 shares of Class A common stock valued at approximately $10.0 million. The acquisitions resulted in the recording of approximately $49.1 million of intangible assets, which includes the recording of a deferred tax liability of $10.2 million for the difference in book and tax basis in the assets acquired from the purchase price being in excess of the net book value of the company.

   On June 7, 2000, the Company completed the acquisition of Davis Broadcasting, Inc., which owns and operates radio stations WTHB-AM and WFXA-FM, licensed to Augusta, Georgia; WAEG-FM, licensed to

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000

Evans, Georgia; WAKB-FM, licensed to Wrens, Georgia; WAEJ-FM, licensed to Waynesboro, Georgia; and WCCJ-FM, licensed to Harrisburg, North Carolina, for approximately $20.7 million in cash, 57,000 shares of Class A common stock and 115,000 shares of Class D common stock valued at approximately $3.5 million. The acquisition resulted in the recording of approximately $23.9 million of intangible assets.

   On February 28, 2000, the Company acquired WPLY-FM, located in the Philadelphia, Pennsylvania, area, for approximately $80.0 million. The acquisition resulted in the recording of approximately $78.7 million of intangible assets.

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

   On July 1, 1999, the Company acquired WKJS-FM and WARV-FM (formerly WSOJ-
FM) in Richmond, Virginia, for approximately $12.0 million, subject to certain purchase price adjustments. During 2000, the Company paid an additional $4.0 million related to the purchase price adjustments. The acquisition resulted in the recording of approximately $15.0 million of intangible assets.

   On June 4, 1999, the Company acquired the assets of WFUN-FM in St. Louis, Missouri, for approximately $13.6 million. The acquisition resulted in the recording of approximately $13.2 million of intangible assets.

   On May 6, 1999, the Company entered into an asset purchase agreement to acquire WCDX-FM, WJRV-FM, WPLZ-FM and WCGV-AM in Richmond, Virginia, for approximately $34.0 million. Radio One made a deposit of approximately $1,250,000 towards the purchase price that is included in other assets in the accompanying consolidated balance sheet as of December 31, 2000. The Company operates the three FM stations under a Time Brokerage Agreement (TBA) and paid approximately $1.6 million and $2.8 million in TBA fees for the years ended December 31, 1999 and 2000, respectively, that are included in interest expense in the accompanying consolidated statement of operations for the years ended December 31, 1999 and 2000.

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

   On December 28, 1998, Radio One purchased all of the outstanding stock of Allur-Detroit, Inc. (Allur), which owned one radio station in Detroit, Michigan, for approximately $26.5 million. The acquisition of Allur

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000

resulted in the recording of approximately $31.7 million of intangible assets, which includes the recording of a deferred tax liability of approximately $6.1 million for the difference in book and tax basis in the assets acquired from the Allur purchase price being in excess of the net book value of Allur.

   On June 30, 1998, Radio One purchased all of the outstanding stock of Bell Broadcasting Company (Bell), which owned three radio stations in Michigan, for approximately $34.2 million. The acquisition of Bell resulted in the recording of approximately $42.5 million of intangible assets, which includes the recording of a deferred tax liability of approximately $9.4 million for the difference in book and tax basis in the assets acquired from the Bell purchase price being in excess of the net book value of Bell.

   On March 16, 1998, WYCB Acquisition Corporation, a restricted subsidiary of Radio One, acquired all the stock of Broadcast Holdings, Inc., the owner of one radio station in Washington, D.C., for approximately $3.8 million. The acquisition of WYCB resulted in the recording of approximately $5.2 million of intangible assets, which includes the recording of a deferred tax liability of approximately $1.4 million for the difference in book and tax basis in the assets acquired from the WYCB purchase price being in excess of the net book value of WYCB.

   The unaudited pro forma summary consolidated results of operations for the years ended December 31, 1999 and 2000, assuming that all acquisitions previously discussed which were completed during the years ended December 31, 1999 or 2000, had occurred as of January 1, 1999, are as follows:

                                                       1999          2000
                                                   ------------  ------------
   Net broadcast revenue.......................... $201,092,000  $226,193,000
   Operating expenses, excluding depreciation and
    amortization..................................  108,884,000   114,868,000
   Depreciation and amortization..................  116,670,000   122,925,000
   Interest expense...............................   60,083,000    64,825,000
   Other income, net..............................      148,000       642,000
   (Benefit) provision for income taxes...........          --            --
                                                   ------------  ------------
     Net loss..................................... $(84,397,000) $(75,783,000)
                                                   ============  ============
   Net loss applicable to common stock............ $(85,873,000) $(85,019,000)
                                                   ============  ============
   Basic and diluted loss per common share........ $      (1.77) $      (1.01)
                                                   ============  ============

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000


3. FIXED AND INTANGIBLE ASSETS:

   Property and equipment are recorded at cost and are being depreciated on a straight-line basis over various periods. The components of the Company's property and equipment as of December 31, 1999 and 2000, are as follows:

                                                                    Period of
                                             1999        2000     Depreciation
                                          ----------- ----------- -------------
   PROPERTY AND EQUIPMENT:
    Land and improvements................ $ 2,838,000 $ 3,745,000           --
    Building and improvements............     434,000   1,089,000      31 years
    Transmitter towers...................   6,080,000  12,141,000 7 or 15 years
    Equipment............................   9,412,000  22,891,000  4 to 7 years
    Leasehold improvements...............   2,893,000   4,028,000 Life of Lease
    Construction-in-progress.............     839,000   1,385,000
                                          ----------- -----------
                                           22,496,000  45,279,000
    Less: Accumulated depreciation.......   6,984,000  11,903,000
                                          ----------- -----------
      Property and equipment, net........ $15,512,000 $33,376,000
                                          =========== ===========

   Depreciation expense for the fiscal years ended December 31, 1998, 1999 and 2000, was $746,000, $2,395,000 and $4,919,000, respectively.

   Intangible assets are being amortized on a straight-line basis over various periods. The intangible asset balances and periods of amortization as of December 31, 1999 and 2000, are as follows:

                                                                    Period of
                                           1999          2000      Amortization
                                       ------------ -------------- ------------
   FCC broadcast license.............  $172,642,000 $1,612,920,000   7-15 Years
   Goodwill..........................    75,875,000     97,300,000     15 Years
   Debt financing....................     3,755,000      9,913,000 Life of Debt
   Favorable transmitter site and
    other intangibles................     1,924,000      9,118,000   6-17 Years
   Noncompete agreement..............     4,005,000      4,005,000      3 Years
                                       ------------ --------------
     Total...........................   258,201,000  1,733,256,000
     Less: Accumulated amortization..    39,741,000     96,076,000
                                       ------------ --------------
     Net intangible assets...........  $218,460,000 $1,637,180,000
                                       ============ ==============

   Amortization expense for the fiscal years ended December 31, 1998, 1999 and 2000, was $7,243,000, $14,678,000 and $56,335,000, respectively. The amortization of deferred financing costs was charged to interest expense.

   The Company continually monitors events and changes in circumstances which could indicate that carrying amounts of intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition.

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000


4. DEBT AND SENIOR SUBORDINATED NOTES:

   As of December 31, 1999 and 2000, the Company's outstanding debt is as follows:

                                                          1999         2000
                                                       ----------- ------------
   Senior subordinated notes (net of $2,951,000 and
    $1,110,000 unamortized discounts, respectively)... $82,526,000 $ 84,368,000
   Bank credit facility...............................         --   562,500,000
   Other notes payable................................      69,000        1,000
   Capital lease obligations..........................      31,000       87,000
                                                       ----------- ------------
     Total, noncurrent................................ $82,626,000 $646,956,000
                                                       =========== ============

 Senior Subordinated Notes

   To finance an acquisition and to refinance certain other debt, Radio One issued approximately $85.5 million of 12% Senior Subordinated Notes due 2004. The notes were sold at a discount, with the net proceeds to Radio One of approximately $72.8 million. The notes pay cash interest at 7% per annum through May 15, 2000, and at 12% thereafter, with the difference between the 7% cash interest and the 12% interest being accrued through May 15, 2000, and added to the principal balance. The principal balance is not due until maturity. In connection with this debt offering, Radio One retired approximately $45.6 million of debt outstanding under a bank credit agreement with the proceeds from the offering.

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

Bank Credit Facility

   The Amended and Restated Credit Agreement dated July 17, 2000, provides for a new facility under which the Company can borrow up to $750.0 million from a group of banking institutions. The new bank credit facility contains covenants limiting the Company's ability to incur additional debt and additional liens, make dividend and other payments with respect to the Company's equity securities, make new investments and sell assets. This new facility also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit the Company's ability to borrow or otherwise raise funds in the credit and capital markets.

   The bank credit facility consists of Term A Loans in an amount up to $350.0 million, Term B Loans in an amount up to $150.0 million and the revolving credit loans in an amount up to $250.0 million, that may be borrowed on a revolving basis. The Company has borrowed the full amount of the Term A and B Loans and $62.5 million of the revolving credit loan. The interest rate on the credit facility is LIBOR plus a spread based on the Company's leverage ratio, as defined in the credit agreement. The credit facility requires quarterly interest payments. As of December 31, 2000, $187.5 million remained available (based on various covenant restrictions) to be drawn down from the Company's $750.0 million bank credit facility.

   The Company's bank credit facility and the agreements governing the other outstanding debt contain covenants that restrict, among other things, the ability of the Company to incur additional debt, pay cash

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000

dividends, purchase capital stock, make capital expenditures, make investment or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets. Certain assets have been pledged as collateral for outstanding debt.

   Future minimum payments as of December 31, 2000, are as follows:

                                                          Senior
                                                       Subordinated Bank Credit
                                                          Notes       Facility
                                                       ------------ ------------
      2001............................................ $       --   $        --
      2002............................................         --            --
      2003............................................         --     52,500,000
      2004............................................  84,368,000    52,500,000
      2005............................................         --     70,000,000
      2006 and thereafter.............................         --    387,500,000
                                                       -----------  ------------
                                                       $84,368,000  $562,500,000
                                                       ===========  ============

 Capital Lease Obligations

   The Company has capital leases in excess of one year terms for office equipment. The terms of these leases require maximum monthly principal and interest payments of $6,500 through July 2003. The imputed interest on these leases range from 7.9% to 16.0%.

 Senior Cumulative Redeemable Preferred Stock

   On May 19, 1997, concurrent with the senior subordinated debt issuance, all of the holders of Radio One Subordinated Promissory Notes converted all of their existing subordinated notes consisting of approximately $17.0 million, together with all accrued interest thereon of approximately $3.9 million and outstanding warrants, for shares of Senior Cumulative Redeemable Preferred Stock, which had to be redeemed by May 2005 and stock warrants to purchase approximately 15,000,000 shares of common stock. The Senior Cumulative Redeemable Preferred Stock could be redeemed at 100% of its liquidation value, which is the principal and accreted dividends. The dividends on each share accrued on a daily basis at a rate of 15% per annum. Preferred stock dividends of approximately $3.7 million and $1.5 million were accrued during the years ended December 31, 1998 and 1999, respectively. In May 1999, the Company redeemed the outstanding preferred stock and accreted dividends with the proceeds from the IPO.

5. COMMITMENTS AND CONTINGENCIES:

 Operating Leases

   Radio One has various operating leases for office space, studio space, broadcast towers and transmitter facilities which expire on various dates through December 31, 2011. One of these leases is for office and studio space in Baltimore, Maryland, and is with a partnership in which two of the partners are stockholders of the Company (see Note 8).

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000


   The following is a schedule of the future minimum rental payments required under the operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 31, 2000.

           For the Year
       Ending December 31,                                             Total
       -------------------                                           ----------
          2001...................................................... $4,082,000
          2002......................................................  3,559,000
          2003......................................................  3,032,000
          2004......................................................  2,360,000
          2005......................................................  2,237,000
          2006 and thereafter....................................... 11,006,000

   Total rent expense for the years ended December 31, 1998, 1999 and 2000, was $888,000, $1,492,000 and $3,776,000, respectively.

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

 Contingencies

   The Company has been named as a defendant in several legal actions occurring in the ordinary course of business. It is management's opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company's financial position or results of operations.

6. STOCKHOLDERS' EQUITY:

 Stock Options Plans

   During 1999, the Company adopted stock option plans under which employees and nonemployee directors could be granted options to purchase shares of Company common stock at the fair market value at the time of grant. Options generally vest over a period of three to four years and expire 10 years from the date of grant.

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000


   Summarized information relative to the Company's stock option plans is as follows:

                                               Fiscal Year Ended December 31,
                                             -----------------------------------
                                                    2000              1999
                                             ------------------ ----------------
                                                       Weighted         Weighted
                                                       Average          Average
                                                       Exercise         Exercise
                                              Options   Price   Options  Price
                                             --------- -------- ------- --------
Balance, beginning of period................   621,000  $ 7.99      --   $ --
  Granted...................................   808,000   11.82  621,000   7.99
  Canceled..................................    43,000   10.51      --     --
  Exercised.................................   118,000   16.48      --     --
                                             ---------  ------  -------  -----
Balance, end of period...................... 1,268,000  $10.56  621,000  $7.99
                                             ---------  ------  -------  -----
Exercisable, end of period..................   169,013  $ 7.99   65,509  $7.99
                                             =========  ======  =======  =====

   As of December 31, 2000, 2,838,886 shares were available for future grants under the terms of these plans.

Stock Options Outstanding

   Summarized information relative to the Company's stock options outstanding as of December 31, 2000 is as follows:

                                                                   Options
                Options Outstanding                              Exercisable
- ---------------------------------------------------------     ----------------------
                                  Weighted
                                  Average        Weighted                 Weighted
                                 Remaining       Average                  Average
   Range of                     Contractual      Exercise                 Exercise
Exercise Price     Options      Life (Years)      Price       Options      Price
- --------------     -------      ------------     --------     -------     --------
$ 7.50--$ 7.78      753,000         9.47          $ 7.58       56,842      $7.78
$ 8.11--$12.19      312,000         8.45            8.37      112,171       8.11
$22.51--$26.53      203,000         9.16           25.03          --         --
                  ---------                       ------      -------      -----
                  1,268,000                       $10.56      169,013      $7.99
                  =========                       ======      =======      =====

Stock-Based Compensation

   The Company accounts for its stock-based compensation plans as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS No.
123) which allows the Company to follow Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees" and recognize no compensation cost for options granted at fair market prices. The Company has computed, for pro forma disclosure purposes, the value of all compensatory options granted during 1999 and 2000, using the Black-Scholes option pricing model. The following assumptions were used for grants:

                                                                1999     2000
                                                               -------  -------
        Average risk-free interest rate.......................    4.65%    5.85%
        Expected dividend yield...............................    0.00%    0.00%
        Expected lives........................................ 3 years  3 years
        Expected volatility...................................      59%      42%

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000


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

                                                          For the Year Ended
                                                             December 31,
                                                        -----------------------
                                                           1999        2000
                                                        ----------  -----------
   Net (loss) income:
     As reported....................................... $  133,000  $(4,251,000)
     As adjusted.......................................   (153,000)  (5,406,000)
   Basic earnings and diluted loss per share,
    applicable to common stockholders:
     As reported....................................... $    (0.08) $     (0.16)
     As adjusted.......................................      (0.10)       (0.17)

   The Company's stock did not trade prior to May 1999.

   Weighted average fair value of options granted for the year ended December 31, 1999 and 2000, was $3.46 and $4.13, respectively. This fair value was calculated using the Black-Scholes option pricing model.

7. INCOME TAXES:

   Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

   During both 2000 and 1999, the Company acquired the stock of one company, and during 1998, the Company acquired the stock of three companies. Associated with these stock purchases, the Company allocated the purchase price to the related assets acquired, with the excess purchase price allocated to goodwill. Usually, in a stock purchase, for income tax purposes, the underlying assets of the acquired companies retain their historical tax basis. Accordingly, the Company recorded a deferred tax liability of approximately $11,415,000, $10,222,000 and $16,863,000 in 2000, 1999 and 1998, respectively, related to the difference between the book and tax basis for all of the assets acquired (excluding nondeductible goodwill).

   A reconciliation of the statutory federal income taxes to the recorded income tax (benefit) provision for the years ended December 31, 1998, 1999 and 2000 is as follows:

                                              1998         1999       2000
                                           -----------  ---------- -----------
     Statutory tax (@ 35% rate)..........  $  (257,000) $1,001,000 $(1,206,000)
     Effect of state taxes, net of feder-
      al.................................      (29,000)    114,000    (137,000)
     Nondeductible goodwill..............      769,000   1,613,000   2,147,000
     Valuation reserve...................   (2,058,000)        --          --
                                           -----------  ---------- -----------
       (Benefit) provision for income
        taxes............................  $(1,575,000) $2,728,000 $   804,000
                                           ===========  ========== ===========

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000


   The components of the (benefit) provision for income taxes for the years ended December 31, 1998, 1999 and 2000, are as follows:

                                           1998         1999         2000
                                        -----------  ----------  ------------
   Federal:
    Current............................ $   414,000  $3,374,000  $  1,195,000
    Deferred...........................      18,000    (933,000)   (1,066,000)
                                        -----------  ----------  ------------
                                            432,000   2,441,000       129,000
                                        -----------  ----------  ------------
   State:
    Current............................      49,000     397,000       825,000
    Deferred...........................       2,000    (110,000)     (150,000)
                                        -----------  ----------  ------------
                                             51,000     287,000       675,000
   Valuation reserve...................  (2,058,000)        --            --
                                        -----------  ----------  ------------
    (Benefit) provision for income
     taxes............................. $(1,575,000) $2,728,000  $    804,000
                                        ===========  ==========  ============

   Deferred income taxes reflect the net tax effect of temporary differences between the financial statement and tax basis of assets and liabilities. The significant components of the Company's deferred tax assets and liabilities as of December 31, 1999 and 2000, are as follows:

                                                       1999          2000
                                                   ------------  ------------
Deferred tax assets--
 Reserve for bad debts............................ $    665,000  $  1,725,000
 Accruals.........................................       51,000       213,000
 Barter activity..................................       85,000        85,000
 Deferred revenue.................................       35,000        35,000
 Other............................................      148,000       129,000
                                                   ------------  ------------
   Total current tax assets.......................      984,000     2,187,000
Interest expense..................................      628,000       963,000
 FCC and other intangibles amortization...........    1,069,000       726,000
 NOL carryforward.................................      705,000     1,598,000
 Debt costs.......................................      338,000       307,000
 Other............................................          --        155,000
                                                   ------------  ------------
   Total deferred tax assets......................    3,724,000     5,936,000
                                                   ------------  ------------
Deferred tax liabilities--
 FCC license......................................  (16,638,000)  (27,721,000)
 Depreciation.....................................     (536,000)     (667,000)
 Other............................................      (84,000)      (48,000)
                                                   ------------  ------------
   Total deferred tax liabilities.................  (17,258,000)  (28,436,000)
                                                   ------------  ------------
Net deferred taxes included in the accompanying
 consolidated balance sheets...................... $(13,534,000) $(22,500,000)
                                                   ============  ============

   During 1998, the Company utilized its entire NOL carryforward, but acquired an approximate $1,200,000 net operating loss from the purchase of Allur-Detroit, Inc. In addition, the Company acquired an approximate $4,000,000 net operating loss related to the purchase of Davis Broadcasting, Inc. As of December 31, 2000, the Company had an NOL carryforward of approximately $4,200,000, which is recorded as a deferred tax asset.

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000


8. RELATED PARTY TRANSACTIONS:

   Radio One leased office space for $8,000, $13,000 and $18,000 per month in 1998, 1999 and 2000, respectively, from a partnership in which two of the partners are officers of Radio One (see Note 5). Total rent paid to the stockholders for fiscal years 1998, 1999 and 2000, was approximately $96,000, $161,000 and $216,000, respectively.

   The Company has a loan outstanding of $380,000, and accrued interest of $31,000 and $56,000, as of December 31, 1999 and 2000, respectively, from an officer. The loan is due in May 2003 and bears interest at 5.6%.

   The Company has a loan outstanding of approximately $262,000, and accrued interest of $12,000 and $27,000, as of December 31, 1999 and 2000, respectively, from another officer. The loan is due in May 2004 and bears interest at 5.6%.

   The Company has a loan outstanding of approximately $88,000, and accrued interest of $2,000 and $8,000, as of December 31, 1999 and 2000, respectively, from another officer. The loan is due in May 2004 and bears interest at 5.6%.

   The Company has a loan outstanding of approximately $100,000, and accrued interest of $6,000, as of December 31, 2000, from another officer. The loan is due in May 2004 and bears interest at 5.7%.

   Two officers of the Company purchased 1 million and 250,000 shares, respectively, of the Company's common Stock. The stock was purchased with the proceeds of a full recourse loan from the Company of $7,000,000 and $2,005,000, respectively, with accrued interest as of December 31, 2000, of $83,000 and $25,000, respectively. The loans are due in 2004 and 2005, respectively, and bear interest at 5.8% and 5.9%, respectively.

   As of December 31, 1999 and 2000, the Company has a receivable of approximately $260,000 and $412,000, respectively, from a company in which one of the shareholders is an officer of Radio One.

   During 1999, the stockholders of Radio One of Atlanta, Inc. sold Radio One of Atlanta, Inc. to the Company in exchange for shares of the Company's common stock. Effective January 1, 2000, Radio One charged ROA a management fee of $600,000 per year, and prior to January 1, 2000, the fee was $300,000 per year.

9. PROFIT SHARING:

   Radio One has a 401(k) profit sharing plan for its employees. Radio One can contribute to the plan at the discretion of its Board of Directors. Radio One made no contribution to the plan during fiscal year 1998, 1999 or 2000.

10. SUBSEQUENT EVENTS:

   In February 2001, the Company acquired KTXQ-FM (formerly KDGE-FM), licensed to Gainsville, Texas, for approximately $52.5 million.

   In February 2001, the Company completed the sale of WDYL-FM in Richmond, Virginia, and two radio stations, WJMZ-FM and WPEK-FM, in Seneca, South Carolina for approximately $52.5 million and WARV-FM in Richmond, Virginia for approximately $1.0 million.

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000


   In February 2001, the Company entered into agreements to acquire and/or operate 16 radio stations in 5 markets for approximately $190.0 million in cash, stock and the assumption of outstanding debt. The Company expects to finance these acquisitions with common stock of the Company and cash drawn from its bank credit facility.

   In February 2001, the Company acquired Nash Communications, which owned WILD-AM, licensed to Boston, Massachusetts, for approximately $5.0 million in cash and stock.

   In February 2001, the Company entered into an agreement to sell the assets of WJZZ-AM, licensed to Kingsley, Michigan, for approximately $225,000.

   In January 2001, the Company entered into an agreement to sell KJOI-AM (formerly KLUV-AM), licensed to Dallas, Texas, for approximately $16.0 million.

   In January 2001, the Company entered into an agreement to acquire WTLC-AM, licensed to Indianapolis, Indiana, for approximately $1.1 million in cash. During 2001, the Company started operating WTLC-AM under a time brokerage agreement.

   In February 2001, the Company acquired the intellectual property of WTLC-FM, licensed to Indianapolis, Indiana, for approximately $7.4 million in cash.

                        RADIO ONE, INC AND SUBSIDIARIES

                               INDEX TO SCHEDULES

Report of Independent Public Accountants.................................... S-2
Schedule II--Valuation and Qualifying Account............................... S-3

                   Report of Independent Public Accountants

To the Board of Directors and
Stockholders of Radio One, Inc.:

   We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets and statements of operations, changes in stockholders' equity and cash flows of Radio One, Inc. and subsidiaries (the Company) included in this Form 10-K and have issued our report thereon dated February 7, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ Arthur Andersen LLP

Baltimore, Maryland
February 7, 2001

                        RADIO ONE, INC. AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1998, 1999, and 2000
                                 (In Thousands)

                            Balance  Additions
                              at      Charged    Acquired              Balance
                           Beginning    to         from                at End
       Description          of Year   Expense  Acquisitions Deductions of Year
       -----------         --------- --------- ------------ ---------- -------
Allowance for Doubtful
 Accounts:
1998......................  $  904    $1,942      $  258      $1,861   $1,243
1999......................   1,243     2,824         481       2,119    2,429
2000......................   2,429     3,392       1,539       1,854    5,506
Tax Valuation Reserve:
1998......................   2,058       --          --        2,058      --
1999......................     --        --          --          --       --
2000......................     --        --          --          --       --