Form 10-Q
period 2001-03-31
RADIO ONE INC
filed 2001-05-15
CIK 1041657

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                         Commission File No. 333-30795

                                RADIO ONE, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                    52-1166660
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                         5900 Princess Garden Parkway,
                                   7th Floor
                             Lanham, Maryland 20706
                    (Address of principal executive offices)

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


                          Yes  X      No___
                              ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                   Class                      Outstanding at March 31, 2001
                   -----                      -----------------------------
   Class A Common Stock, $.001 Par Value                22,529,334
   Class B Common Stock, $.001 Par Value                 2,867,463
   Class C Common Stock, $.001 Par Value                 3,132,458
   Class D Common Stock, $.001 Par Value                58,345,644

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------
                                   Form 10-Q
                      For the Quarter Ended March 31, 2001


                               TABLE OF CONTENTS
                               -----------------

                                                                                 Page
                                                                                 ----

PART I       FINANCIAL INFORMATION

Item 1       Financial Statements                                                   3

             Consolidated Balance Sheets as of                                      4
             December 31, 2000 (Audited) and March 31, 2001 (Unaudited)

             Consolidated Statements of Operations for the Three Months             5
             ended March 31, 2000 and 2001 (Unaudited)

             Consolidated Statements of Changes in Stockholders' Equity for the     6
             Year ended December 31, 2000 (Audited) and for the
             Three Months ended March 31, 2001 (Unaudited)

             Consolidated Statements of Cash Flows for the                          7
             Three Months ended March 31, 2000 and 2001 (Unaudited)

             Notes to Consolidated Financial Statements March 31, 2000 and 2001     8

Item 2       Management's Discussion and Analysis of Financial                     11
             Condition and Results of Operations

PART II      OTHER INFORMATION

Item 1       Legal Proceedings                                                     16

Item 2       Changes in Securities and Use of Proceeds                             16

Item 3       Defaults Upon Senior Securities                                       16

Item 4       Submission of Matters to a Vote of Security Holders                   16

Item 5       Other Information                                                     16

Item 6       Exhibits and Reports on Form 8-K                                      16

Signature                                                                          19


                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(See pages 4-9 -- This page intentionally left blank.)

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------

                  AS OF DECEMBER 31, 2000, AND MARCH 31, 2001
                  -------------------------------------------


                                                                                      December 31,           March 31,
                                                                                          2000                 2001
                                                                                     --------------       --------------
                                           ASSETS                                                          (Unaudited)
                                           ------
CURRENT ASSETS:
 Cash and cash equivalents                                                           $   20,879,000       $   24,245,000
 Trade accounts receivable, net of allowance for doubtful
  accounts of $5,506,000 and $5,650,000, respectively                                    46,883,000           36,565,000
 Prepaid expenses and other                                                               6,557,000            5,127,000
 Income tax receivable                                                                    2,476,000            1,750,000
 Deferred tax asset                                                                       2,187,000            2,476,000
                                                                                     --------------      ---------------
   Total current assets                                                                  78,982,000           70,163,000
PROPERTY AND EQUIPMENT, net                                                              33,376,000           32,543,000
INTANGIBLE ASSETS, net                                                                1,637,180,000        1,610,175,000
OTHER ASSETS                                                                             15,680,000           16,799,000
                                                                                     --------------      ---------------
   Total assets                                                                      $1,765,218,000       $1,729,680,000
                                                                                     ==============       ==============
                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                                                    $   17,683,000       $   17,137,000
 Accrued expenses                                                                        14,127,000           16,233,000
 Other current liabilities                                                                4,696,000            4,083,000
                                                                                     --------------      ---------------
   Total current liabilities                                                             36,506,000           37,453,000
LONG-TERM DEBT AND DEFERRED INTEREST, net of current
 portion                                                                                646,956,000          634,541,000
SWAP AGREEMENTS LIABILITY                                                                        --            9,733,000
DEFERRED INCOME TAX LIABILITY                                                            24,687,000           17,632,000
                                                                                     --------------      ---------------
   Total liabilities                                                                    708,149,000          699,359,000
                                                                                     --------------      ---------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Convertible preferred stock, $.001 par value, 1,000,000 shares authorized and 310,000 shares issued and outstanding; liquidation preference of $1,000 per share, plus cumulative dividends at 6.5%
  per year, which were $9,236,0000 as of December 31, 2000, and
  $5,038,000 as of March 31, 2001                                                                --                   --
 Common stock - Class A, $.001 par value, 30,000,000 shares
  authorized, 22,789,000 and 22,529,000 shares issued and
  outstanding                                                                                23,000               23,000
 Common stock - Class B, $.001 par value, 30,000,000 shares
  authorized, 2,867,000 shares issued and outstanding                                         3,000                3,000
 Common stock - Class C, $.001 par value, 30,000,000 shares
  authorized, 3,132,000 and 3,132,000 shares issued and outstanding                           3,000                3,000
 Common stock - Class D, $.001 par value, 150,000,000 shares authorized, 58,246,000 and 58,345,000 shares issued and
  outstanding                                                                                58,000               58,000
 Accumulated comprehensive income adjustments                                                    --           (6,570,000)
 Stock subscriptions receivable                                                          (9,005,000)          (9,005,000)
 Additional paid-in capital                                                           1,105,681,000        1,105,714,000
 Accumulated deficit                                                                    (39,694,000)         (59,905,000)
                                                                                     --------------      ---------------
   Total stockholders' equity                                                         1,057,069,000        1,030,321,000
                                                                                     --------------      ---------------
   Total liabilities and stockholders' equity                                        $1,765,218,000       $1,729,680,000
                                                                                     ==============       ==============


The accompanying notes are an integral part of these consolidated balance sheets.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     -------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
               --------------------------------------------------


                                                                                                Three Months Ended
                                                                                                    March 31,
                                                                                          --------------------------------
                                                                                               2000                2001
                                                                                          -------------       ------------
                                                                                                       (Unaudited)
REVENUE:
 Broadcast revenue, including barter revenue of $853,000 and $645,000,
 respectively                                                                               $25,124,000        $ 54,273,000
 Less:  agency commissions                                                                    2,972,000           6,348,000
                                                                                            -----------        ------------
     Net broadcast revenue                                                                   22,152,000          47,925,000
                                                                                            -----------        ------------
OPERATING EXPENSES:
 Program and technical                                                                        4,240,000           8,856,000
 Selling, general and administrative                                                          8,299,000          17,116,000
 Corporate expenses                                                                           1,118,000           1,840,000
 Deferred compensation                                                                               --             238,000
 Depreciation and amortization                                                                5,489,000          31,524,000
                                                                                            -----------        ------------
     Total operating expenses                                                                19,146,000          59,574,000
                                                                                            -----------        ------------
     Operating income (loss)                                                                  3,006,000         (11,649,000)
INTEREST EXPENSE, including amortization of deferred financing costs                          3,582,000          15,701,000
GAIN ON SALE OF ASSETS, net                                                                          --           4,272,000
OTHER INCOME, net                                                                             4,237,000             596,000
                                                                                            -----------        ------------
        Income (loss) before provision for income taxes                                       3,661,000         (22,482,000)
(PROVISION) BENEFIT FOR INCOME TAXES                                                         (1,600,000)          7,309,000
                                                                                            -----------        ------------
        NET INCOME (LOSS)                                                                   $ 2,061,000        $(15,173,000)
                                                                                            ===========        ============
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS                                         $ 2,061,000        $(20,211,000)
                                                                                            ===========        ============
BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE APPLICABLE TO COMMON
 STOCKHOLDERS                                                                               $       .03        $       (.23)
                                                                                            ===========        ============
SHARES USED IN COMPUTING BASIC NET INCOME (LOSS) PER COMMON SHARE APPLICABLE TO
 COMMON STOCKHOLDERS                                                                         73,608,000          86,801,000
                                                                                            ===========        ============
SHARES USED IN COMPUTING DILULTED NET INCOME (LOSS) PER
 COMMON SHARE APPLICABLE TO COMMON STOCKHOLDERS                                              73,908,000          86,801,000
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

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

 FOR THE YEAR ENDED DECEMBER 31, 2000, AND FOR THE THREE MONTHS ENDED MARCH 31,
 ------------------------------------------------------------------------------
                                2001 (UNAUDITED)
                                ----------------




                                                                                                                Accumulated
                                             Common   Common   Common    Common   Convertible                  Comprehensive
                                             Stock     Stock    Stock    Stock     Preferred   Comprehensive       Income
                                            Class A   Class B  Class C  Class D      Stock         Income       Adjustments
                                            --------  -------  -------  --------  -----------  --------------  -------------
BALANCE, as of
 December 31, 1999                           $17,000   $3,000   $3,000   $46,000  $        --                    $    40,000
 Comprehensive income:
  Net loss                                        --       --       --        --           --   $ (4,251,000)             --
  Unrealized loss on securities                   --       --       --        --           --        (40,000)        (40,000)
                                                                                                ------------
 Comprehensive loss                                                                             $ (4,291,000)
                                                                                                ============
  Preferred stock dividends                       --       --       --        --           --                             --
  Issuance of stock
   for acquisition                             1,000       --       --     1,000           --                             --
  Stock sold to officers                          --       --       --     1,000           --                             --
  Issuance of common stock                     5,000       --       --    10,000           --                             --
  Employee exercise of options                    --       --       --        --           --                             --
  Issuance of preferred stock                     --       --       --        --           --                             --
                                            --------   ------   ------   -------  -----------                  -------------
BALANCE, as of
 December 31, 2000                            23,000    3,000    3,000    58,000           --                             --
 Comprehensive income:
  Net loss                                        --       --       --        --           --   $(15,173,000)             --
  Cumulative effect of change in
   accounting principle, net of
   taxes                                          --       --       --        --           --     (2,630,000)     (2,630,000)
  Valuation adjustment for swap
  fair value, net of taxes                        --       --       --        --           --     (3,940,000)     (3,940,000)
                                                                                                ------------
 Comprehensive loss                                                                             $(21,743,000)
                                                                                                ============
  Preferred stock dividends                       --       --       --        --           --                             --
  Employee exercise of options                    --       --       --        --           --                             --
  Preferred stock issuance costs                  --       --       --        --           --                             --
                                            --------   ------   ------   -------  -----------                   ------------
BALANCE, as of March 31, 2001 (Unaudited)
                                             $23,000   $3,000   $3,000   $58,000  $        --                    $(6,570,000)
                                            ========   =======  =======  =======  ===========                   ============


                                                Stock             Additional                              Total
                                            Subscriptions          Paid-In           Accumulated      Stockholders'
                                              Receivable           Capital             Deficit           Equity
                                            -------------     --------------       -------------     --------------
BALANCE, as of
 December 31, 1999                          $          --      $ 446,354,000       $ (26,207,000)     $ 420,256,000
 Comprehensive income:
  Net loss                                             --                 --          (4,251,000)        (4,251,000)
  Unrealized loss on securities                        --                 --                  --            (40,000)
 Comprehensive loss

  Preferred stock dividends                            --                 --          (9,236,000)        (9,236,000)
  Issuance of stock
   for acquisition                                     --         13,543,000                  --         13,545,000
  Stock sold to officers                       (9,005,000)         9,004,000                  --                --
  Issuance of common stock                             --        335,967,000                  --        335,982,000
  Employee exercise of options                         --            878,000                  --            878,000
  Issuance of preferred stock                          --        299,935,000                  --        299,935,000
                                            -------------     --------------       -------------     --------------
BALANCE, as of
 December 31, 2000                             (9,005,000)     1,105,681,000         (39,694,000)     1,057,069,000

 Comprehensive income:
  Net loss                                             --                 --         (15,173,000)       (15,173,000)
  Cumulative effect of change in
   accounting principle, net of
   taxes                                               --                 --                  --         (2,630,000)
  Valuation adjustment for swap
  fair value, net of taxes                             --                 --                  --         (3,940,000)

 Comprehensive loss

  Preferred stock dividends                            --                 --          (5,038,000)        (5,038,000)
  Employee exercise of options                         --             42,000                  --             42,000
  Preferred stock issuance costs                       --             (9,000)                 --             (9,000)
                                            -------------     --------------       -------------     --------------
BALANCE, as of March 31, 2001 (Unaudited)   $  (9,005,000)    $1,105,714,000       $ (59,905,000)    $1,030,321,000
                                            =============     ==============       =============     ==============



 The accompanying notes are an integral part of these consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     -------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 2001
               --------------------------------------------------


                                                                                                    Three Months Ended
                                                                                                         March 31,
                                                                                           -----------------------------------
                                                                                                 2000                 2001
                                                                                           -------------        --------------
                                                                                                        (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                         $   2,061,000         $(15,173,000)
 Adjustments to reconcile net income (loss) to net cash from operating activities:
  Depreciation and amortization                                                                5,489,000           31,524,000
  Amortization of debt financing costs, unamortized discount and deferred interest             1,258,000              478,000
  Deferred income taxes and reduction in valuation reserve on deferred taxes                    (313,000)          (5,948,000)
  Deferred compensation to officers                                                                   --              238,000
  Non-cash advertising revenue in exchange for equity investments                               (322,000)                  --
  Gain on sale of assets, net                                                                         --           (4,272,000)
 Effect of change in operating assets and liabilities-
  Trade accounts receivable                                                                    4,191,000           10,327,000
  Income tax receivable                                                                               --              726,000
  Prepaid expenses and other                                                                      59,000              279,000
  Other assets                                                                                  (113,000)            (240,000)
  Accounts payable                                                                              (168,000)            (546,000)
  Accrued expenses and other                                                                     211,000            1,755,000
                                                                                           -------------        --------------
         Net cash flows from operating activities                                             12,353,000           19,148,000
                                                                                           -------------        --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of property and equipment                                                             (568,000)          (1,651,000)
 Equity investments                                                                             (114,000)            (210,000)
 Purchase of available-for-sale investments, net                                             (18,037,000)                  --
 Proceeds from sale of assets                                                                         --           69,254,000
 Deposits and payments for station purchases                                                (210,231,000)         (65,670,000)
                                                                                           -------------        --------------
         Net cash flows from investing activities                                           (228,950,000)           1,723,000
                                                                                           -------------        --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Repayment of debt                                                                               (18,000)         (12,500,000)
 Proceeds from issuance of common stock, net of issuance costs                               335,982,000                   --
 Proceeds from exercise of stock option                                                               --               42,000
 Payment of preferred stock issuance costs                                                            --               (9,000)
 Payment of preferred stock dividends                                                                 --           (5,038,000)
                                                                                           -------------        --------------
         NET CASH FLOWS FROM FINANCING ACTIVITIES                                            335,964,000          (17,505,000)
                                                                                           -------------        --------------
INCREASE IN CASH AND CASH EQUIVALENTS                                                        119,367,000            3,366,000
CASH AND CASH EQUIVALENTS, beginning of year                                                   6,221,000           20,879,000
                                                                                           -------------        --------------
CASH AND CASH EQUIVALENTS, end of year                                                     $ 125,588,000         $ 24,245,000
                                                                                           =============        ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash paid for-
Interest                                                                                   $     656,000         $ 12,450,000
                                                                                           =============        ==============
Income taxes                                                                               $   2,051,000         $    163,000
                                                                                           =============        ==============

 The accompanying notes are an integral part of these consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                            MARCH 31, 2000 AND 2001
                            -----------------------


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

Basis of Presentation
---------------------

The accompanying consolidated financial statements include the accounts of Radio One, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Interim Financial Statements
----------------------------

The interim consolidated financial statements included herein for Radio One, Inc. and subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. In management's opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

Results for interim periods are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 2000, financial statement and notes thereto included in the Company's annual report on Form 10-K.

2.  ACQUISITIONS AND DIVESTITURES:
    ------------------------------

In March 2001, the Company completed the sale of KJOI-AM (formerly KLUV-AM), licensed to Dallas, Texas, for approximately $16.0 million.

In February 2001, the Company acquired the intellectual property of WTLC-FM, licensed to Indianapolis, Indiana, for approximately $7.2 million.

In February 2001, the Company acquired KTXQ-FM (formerly KDGE-FM), licensed to Gainesville, Texas, for approximately $52.5 million.

In February 2001, the Company completed the sale of WDYL-FM licensed to Chester, Virginia, and radio stations WJMZ-FM and WPEK-FM, licensed to Anderson and Seneca, South Carolina, respectively, for approximately $52.5 million and WARV-FM licensed to Petersburg, Virginia for approximately $1.0 million.

In February 2001, the Company entered into an agreement to acquire and/or operate 16 radio stations in five markets for approximately $190.0 million in a combination of cash, stock and the assumption of outstanding debt. The Company expects to finance this acquisition with common stock of the Company, cash drawn from its bank credit facility and/or free cash balances.

In February 2001, the Company acquired Nash Communications, which owned WILD-AM, licensed to Boston, Massachusetts, for approximately $5.0 million.

In February 2001, the Company entered into an agreement to sell the assets of WJZZ-AM, licensed to Kingsley, Michigan, for approximately $225,000.

In January 2001, the Company entered into an agreement to acquire WTLC-AM, licensed to Indianapolis, Indiana, for approximately $1.1 million. During February 2001, the Company started operating WTLC-AM under a time brokerage agreement. The acquisition closed in April 2001.

3. RECENT ACCOUNTING PRONOUNCEMENTS:
   ---------------------------------

The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" on January 1, 2001. This standard requires the Company to recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of the hedged assets, liabilities or firm commitments must be adjusted through other comprehensive income, a component of stockholder's equity.

During 2000, the Company entered into swap agreements to reduce exposure to interest rate fluctuations on certain debt commitments. The Company recorded an adjustment of approximately $2.6 million, net of an income tax benefit of approximately $1.2 million on January 1, 2001, to record the liability related to the fair value of these swap agreements. This amount was recorded as a cumulative effect of change in accounting principle, which is included as a component of accumulated comprehensive income adjustments in the accompanying balance sheet. The Company then recorded a $3.9 million valuation adjustment, net of an income tax benefit of approximately $1.9 million, to record the swaps at fair market value as of March 31, 2001. This amount is also recorded as a component of accumulated comprehensive income adjustments in the accompanying balance sheet.

4.  SUBSEQUENT EVENTS:
    ------------------

Subsequent to March 31, 2001, the Company agreed to grant an aggregate of 1.25 million options to purchase Class D Common Stock, at the then fair market value, to its Chairperson, Chief Executive Officer and Chief Operating Officer.

Also, subsequent to March 31, 2001, the Company sold 1.5 million shares of its Class D Common Stock, at the then fair market value, to its Chief Executive Officer, in exchange for a full recourse note for the purchase of the shares.

On May 4, 2001, the Company announced the sale of $300 million of 8 7/8% Senior Subordinated Notes due July 2011.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


RESULTS OF OPERATIONS
---------------------

 Comparison of periods ended March 31, 2001 to the periods ended March 31, 2000
    (all periods are unaudited - all numbers in 000s except per share data).



                                                                    Three months                Three months
                                                                       ended                       ended
                                                                      March 31,                   March 31,
                                                                        2000                        2001
                                                              -----------------------      ----------------------
STATEMENT OF OPERATIONS DATA:
REVENUE:
 Broadcast revenue                                                           $ 25,124                    $ 54,273
   Less: Agency commissions                                                     2,972                       6,348
                                                              -----------------------      ----------------------
   Net broadcast revenue                                                       22,152                      47,925
                                                              -----------------------      ----------------------

OPERATING EXPENSES:
 Programming and technical                                                      4,240                       8,856
 Selling, G&A                                                                   8,299                      17,116
 Corporate expenses                                                             1,118                       1,840
 Deferred compensation                                                              -                         238
 Depreciation & amortization                                                    5,489                      31,524
                                                              -----------------------      ----------------------
   Total operating expenses                                                    19,146                      59,574
                                                              -----------------------      ----------------------

   Operating income (loss)                                                      3,006                     (11,649)

INTEREST EXPENSE                                                                3,582                      15,701
GAIN ON SALE OF ASSETS, net                                                         -                       4,272
OTHER INCOME, net                                                               4,237                         596
                                                              -----------------------      ----------------------

 Income (loss) before
 provision (benefit) for income taxes                                           3,661                     (22,482)

PROVISION (BENEFIT) FOR INCOME TAXES                                            1,600                      (7,309)
                                                              -----------------------      ----------------------
   Net income (loss)                                                          $ 2,061                    $(15,173)
                                                              =======================      ======================

 Net income (loss)  applicable
  to common shareholders                                                      $ 2,061                    $(20,211)
                                                              =======================      ======================


DILUTED PER SHARE DATA:
  Net income (loss) per share                                                 $  0.03                      $ (0.17)
  Net income (loss)  per share applicable to common shareholders
                                                                              $  0.03                      $ (0.23)

BASIC PER SHARE DATA:
  Net income (loss) per share                                                 $  0.03                      $ (0.17)
  Net income (loss)  per share applicable to common shareholders
                                                                              $  0.03                      $ (0.23)

OTHER DATA:
  Broadcast cash flow (a)                                                     $ 9,613                      $21,953
  Broadcast cash flow margin                                                     43.4%                        45.8%
  EBITDA (b)                                                                  $ 8,495                      $20,113
  EBITDA margin                                                                  38.3%                        42.0%
  After-tax cash flow (c)                                                     $ 7,450                      $ 1,720

  Capital expenditures                                                            568                        1,651

  Weighted average shares outstanding - basic (d)                              73,608                       86,801
  Weighted average shares outstanding - diluted (e)                            73,917                       87,107

SAME STATION RESULTS (f):
  Net revenue                                                                 $22,152                      $23,203
  Broadcast cash flow                                                         $ 9,613                      $10,297
  Broadcast cash flow margin                                                     43.4%                        44.4%


  Net broadcast revenue increased to approximately $47.9 million for the quarter ended March 31, 2001 from approximately $22.2 million for the quarter ended March 31, 2000 or 116%. This increase in net broadcast revenue was the result of continuing broadcast revenue growth in the Company's markets in which it has operated for at least one year due to ratings increases and improved power ratios at certain of its radio stations as well as from revenue contributed from radio stations acquired within the last year, particularly the stations acquired from Clear Channel Communications and AMFM.

  Operating expenses excluding depreciation, amortization and stock-based compensation increased to approximately $27.8 million for the quarter ended March 31, 2001 from approximately $13.7 million for the quarter ended March 31, 2000 or 103%. This increase in expenses was related to the Company's rapid expansion within all of the markets in which it operates including increased variable costs associated with increased revenue, as well as start-up and expansion expenses in its newer markets.

  Broadcast operating loss was approximately $11.6 million for the quarter ended March 31, 2001 compared to broadcast operating income of $3.0 million for the quarter ended March 31, 2000. The decrease in net broadcast operating income for the quarter was attributable to higher revenue as described above more than offset by higher depreciation and amortization expenses associated with the Company's several acquisitions made in 2000.

  Interest expense increased to approximately $15.7 million for the quarter ended March 31, 2001 from approximately $3.6 million for the quarter ended March 31, 2000 or 336%. This increase relates primarily to additional borrowings made in the third quarter of 2000 in conjunction with the acquisition of radio stations from Clear Channel Communications and AMFM.

  Other income (almost exclusively interest income) decreased to approximately $0.6 million for the quarter ended March 31, 2001 from approximately $4.2 million for the quarter ended March 31, 2000. This decrease was due to the Company's lower cash and investment balances following its acquisition of $1.3 billion worth of radio stations in August, 2000.

  Loss before provision for income taxes increased to approximately $22.5 million for the quarter ended March 31, 2001 from income before provision for income taxes of approximately $3.7 million for the quarter ended March 31, 2000. This decrease in income before provision for income taxes was due to higher depreciation and amortization charges, higher interest expense and lower interest income primarily due to the closing of the acquisition of $1.3 billion worth of radio stations in August, 2000, partially offset by a net gain of $4.3 million on the sale of various radio stations completed during the first quarter of 2001.

  Net loss was approximately $15.2 million for the quarter ended March 31, 2001 compared to net income of approximately $2.1 million for the quarter ended March 31, 2000. This decrease in net income for the quarter was due to items described above, partially offset by a benefit for income taxes.

  Broadcast cash flow increased to approximately $22.0 million for the quarter ended March 31, 2001 from approximately $9.6 million for the quarter ended March 31, 2000 or 129%. This increase was attributable to the increases in broadcast revenue partially offset by higher operating expenses as described above.

  Earnings before interest, taxes, depreciation, and amortization (EBITDA), and deferred compensation expense, increased to approximately $20.1 million for the quarter ended March 31, 2001 from approximately $8.5 million for the quarter ended March 31, 2000 or 136%. This increase was attributable to the increase in broadcast revenue partially offset by higher operating expenses and higher corporate expenses associated with the growth of the company.

(a) "Broadcast cash flow" is defined as broadcast operating income plus corporate expenses (including deferred compensation) and depreciation and amortization of both tangible and intangible assets.
(b) "EBITDA" is defined as earnings before interest, taxes, depreciation, amortization and deferred compensation.
(c) "After-tax cash flow" is defined as income before income taxes and extraordinary items plus depreciation, amortization and deferred compensation, less the current income tax liability and preferred stock dividends.
(d) As of March 31, 2001 the Company had 86,800,813 shares of Common Stock outstanding on a weighted average basis for the quarter.
(e) As of March 31, 2001 the Company had 87,107,145 shares of Common Stock outstanding on a weighted average basis for the quarter, diluted for outstanding stock options. However, the per share amounts are the same as those based on basic shares outstanding because of the anti-dilutive effect of these options shares, other than for after-tax cash flow. After-tax cash flow per share data was calculated using the basic and diluted weighted average shares outstanding, however, the per share amounts were the same because of the relatively minor differences between the two weighted average share amounts.
(f) Same station results include results only for those stations owned and/or operated by the Company for the full one-year period in question.

     LIQUIDITY AND CAPITAL RESOURCES
     --------------------------------

     The Company's primary source of liquidity is cash provided by operations and, to the extent necessary, undrawn commitments available under the Company's bank credit facility. The Company's ability to borrow in excess of the commitments set forth in our credit agreement is limited by the terms of the indenture governing the Company's 12% Senior Subordinated Notes due 2004. Additionally, such terms place restrictions on Radio One with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests among other things.

     The Company has used, and will continue to use, a significant portion of the Company's capital resources to consummate acquisitions. These acquisitions were or will be funded from (i) the Company's bank credit facility (ii) the proceeds of the historical offerings of the Company's common stock and preferred stock, (iii) the proceeds of future common and /or preferred stock, and /or debt offerings, and (iv) internally generated cash flow.

     The Company's balance of cash and cash equivalents was approximately $20.9 million as of December 31, 2000. The Company's balance of cash and cash equivalents was approximately $24.2 million as of March 31, 2001. This increase resulted primarily from the Company's strong cash flow from operating activities during the three months of 2001. The Company has entered into a bank credit facility under which the Company has borrowed $500.0 million in term loans and may borrow up to $250.0 million on a revolving basis, and which the Company has historically drawn down as capital was required, primarily for acquisitions. As of March 31, 2001, the Company has drawn down $50.0 million from its revolving bank credit facility, leaving $200.0 million in availability.

     On May 4, 2001, the Company announced the sale of $300 million of 8 7/8% Senior Subordinated Notes due July 2011. A portion of the proceeds from the sale of the notes will be used to partially repay amounts outstanding under the Company's senior credit facilities. In addition, the Company will use a portion of the proceeds to redeem the Company's 12% Senior Subordinated Notes due 2004.

     Net cash flows from operating activities increased to approximately $19.1 million for the three months ended March 31, 2001 from approximately $12.4 million for the three months ended March 31, 2000 or 54%. This increase was due to lower net income more than offset by lower trade accounts receivable and higher non-cash expenses. Non-cash expenses of depreciation and amortization increased to approximately $31.5 million for the three months ended March 31, 2001 from approximately $5.5 million for the three months ended March 31, 2000 or 473% due primarily to acquisitions in 2000, particularly the acquisition of stations from Clear Channel Communications and AMFM.

     Net cash flows from investing activities increased to approximately $1.7 million for the three months ended March 31, 2001 compared to approximately $229.0 million decrease for the three months ended March 31, 2000. During the three months ended March 31, 2001 the Company acquired WILD-AM, in the Boston, Massachusetts market for approximately $5.0 million. The Company acquired the intellectual property of WTLC-FM, in the Indianapolis, Indiana market for approximately $7.2 million. The Company also acquired KTXQ-FM (formerly KDGE-FM), in the Dallas, Texas market for approximately $52.5 million. Also during the three months ended March 31, 2001 the Company completed the sale of KJOI-AM (formerly KLUV-AM) in Dallas, Texas, for approximately $16.0 million. The Company also completed the sale of WDYL-FM in Richmond, Virginia, and two radio stations, WJMZ-FM and WPEK-FM, in the Greenville, South Carolina market for approximately $52.5 million and WARV-FM in the Richmond, Virginia market for approximately $1.0 million. The Company made purchases of capital equipment totaling approximately $1.7 million.

     Net cash flows for financing activities decreased to approximately $17.5 million for the three months ended March 31, 2001 compared to an increase of approximately $336.0 million for the three months ended March 31, 2000. The decrease was primarily driven by a $12.5 million repayment of our credit facility and a preferred stock dividend payment of approximately $5.0 million.

     As a result of the aforementioned, cash and cash equivalents increased by $3.4 million during the three months ended March 31, 2001 compared to an increase of approximately $119.4 during the three months ended March 31, 2000.

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

Item 2.  Changes in Securities and Use of Proceeds

         Not Applicable.


Item 3.  Defaults Upon Senior Securities

         None.


Item 4.  Submission of Matters to a Vote of Security Holders

         None.


Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

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



(b)     REPORTS ON FORM 8-K

     The Company filed a Form 8-K dated February 2, 2001 disclosing that it had entered into two separate agreements to acquire a radio station and the intellectual property rights of another radio station in the Indianapolis, Indiana market and to divest a radio station in the Dallas, Texas market.

     The Company filed a Form 8-K dated February 7, 2001 disclosing that it had divested two radio stations in the Greenville, South Carolina market and two radio stations in the Richmond, Virginia market and acquired one radio station in the Dallas, Texas market.

     The Company filed a Form 8-K dated February 8, 2001 disclosing that it had executed an agreement to acquire Blue Chip Broadcasting, Inc. for approximately $190 million in a combination of cash and stock. No financial reports were filed at that time.

     The Company filed a Form 8-K/A dated April 9, 2001 to amend its Form 8-K filed on February 8, 2001. The Company added the Financial Statements of the Business Acquired required by Item 7(a) and the Pro Forma Financial Information required by Item 7(b).

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           RADIO ONE, INC.



                             /s/   Scott R. Royster
                           -------------------------------------
May 14, 2001              Scott R. Royster
                           Executive Vice President and Chief Financial Officer (Principal Accounting Officer)