Form 10-K405/A
period 2000-12-31
RADIO ONE INC
filed 2001-08-07
CIK 1041657

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

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

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Class A Common Stock, $.001 par value
                                       Class D Common Stock, $.001 par value

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

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        RADIO ONE, INC. AND SUBSIDIARIES

                                  Form 10-K/A
                               (Amendment No. 1)
                  For the Fiscal Year Ended December 31, 2000

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
 PART I
    Item 1.  Business...................................................     3
    Item 2.  Properties and Facilities..................................    32
    Item 3.  Legal Proceedings..........................................    33
    Item 4.  Submission of Matters to a Vote of Security Holders........    33
 PART II
             Market for Registrant's Common Equity and Related
    Item 5.   Stockholder Matters.......................................    34
    Item 6.  Selected Financial Data....................................    36
    Item 7.  Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................    38
    Item 7A. Quantitative and Qualitative Disclosure About Market Risk..    46
    Item 8.  Financial Statements and Supplementary Data................    46
    Item 9.  Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure..................................    46
 PART III
    Item 10. Directors and Executive Officers of the Registrant.........    47
    Item 11. Compensation of Directors and Executive Officers...........    47
             Security Ownership of Certain Beneficial Owners and
    Item 12.  Management................................................    47
    Item 13. Certain Relationships and Related Transactions.............    47
 PART IV
             Exhibits, Financial Statement Schedules, and Reports on
    Item 14.  Form 8-K..................................................    48
 SIGNATURES..............................................................   51
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

Blue Chip Broadcasting Acquisition

   On February 7, 2001, we entered into a definitive agreement to acquire Blue Chip Broadcasting, Inc. for an aggregate purchase price of approximately $190.0 million in cash, stock and the assumption of outstanding debt. The cash component of the purchase price will be not less than $25.0 million, and may be up to $50.0 million, at our election; the assumption of outstanding debt is expected to be approximately $50 million; and the remainder of the purchase price shall be paid in shares of our class D common stock, with each share valued at $14.00. Blue Chip owns and/ or operates 16 radio stations in the following five markets: Cincinnati, Columbus, Dayton, Louisville and Minneapolis. We currently have no operations in any of these markets, and the stations are complementary to our existing business.

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
                                                Average                   Estimated  Ranking by
                                              (Ending Fall               2000 Annual  Size of
                             Audience             2000)      January-       Radio     African-
                              Share   Revenue   Audience   December 2000   Revenue    American      Total     African-
Market              FM   AM    Rank    Rank      Share     Revenue Share ($millions) Population (in millions) American%
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

                                                      Approximate
                                                       Purchase
                                                         Price
                            No. of       Call             (in            Date
                           Stations     Letters        millions)       Completed
                           --------     -------       -----------      ---------
Completed Acquisitions
 Philadelphia............       1       WPLY-FM        $    80.0          2/00
 Charlotte...............       1       WCCJ-FM             24.2(/1/)     6/00
 Augusta.................       5       WTHB-AM
                                        WAEG-FM
                                        WAKB-FM
                                        WAEJ-FM
                                        WFXA-FM
 Indianapolis I(/2/).....       3       WYJZ-FM             40.0(/3/)     6/00
                                        WHHH-FM
                                        WTLC-FM(/4/)
 Los Angeles.............       1       KKBT-FM          1,302.5(/5/)     8/00
 Houston.................       2       KMJQ-FM
                                        KBXX-FM
 Miami...................       1       WVCG-AM
 Dallas I................       1       KBFB-FM
 Cleveland...............       2       WZAK-FM
                                        WJMO-AM
 Raleigh-Durham..........       4       WFXC-FM
                                        WFXK-FM
                                        WNNL-FM
                                        WQOK-FM
 Greenville..............       1       WJMZ-FM(/6/)
 Dallas II...............       1       KJOI-AM(/7/)        16.0          9/00
 Greenville II...........       1       WPEK-FM(/8/)         7.5         11/00
 Dallas III..............       1       KTXQ-FM             52.5          2/01
 Boston..................       1       WILD-AM              5.0(/9/)     2/01
                             ----                      ---------
 Subtotal................      26                       $1,527.7
                             ----                      ---------
Pending Acquisitions
 Richmond III(/10/)......       4       WPLZ-FM(/11/)  $    34.0            --
                                        WCDX-FM
                                        WPZE-FM(/11/)
                                        WGCV-AM
 Cincinnati..............       2       WIZF-FM            190.0(/12/)      --
                                        WDBZ-AM(/13/)
 Columbus................       3       WCKX-FM
                                        WXMG-FM
                                        WJYD-FM
 Dayton..................       4       WGTZ-FM
                                        WING-FM
                                        WING-AM
                                        WKSW-FM
 Louisville..............       6       WDJX-FM
                                        WBLO-FM(/14/)
                                        WGZB-FM
                                        WULV-FM
                                        WMJM-FM
                                        WLRS-FM
 Minneapolis.............       1       KTTB-FM
 Indianapolis II.........       1       WTLC-AM              8.5(/15/)      --
                             ----                      ---------
 Subtotal................      21                          232.5
                             ----                      ---------
 Total...................      47(/16/)                $1,760.20
                             ====                      =========

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
                                      ===                     =====

--------
(/1/) We paid approximately $20.7 million in cash and issued approximately 57,000 shares of our class A common stock, valued as of the March 11, 2000 definitive agreement date at $20.63 per share (after giving effect to the June 6, 2000 stock split), and approximately 115,000 shares of our class D common stock valued as of the March 11, 2000 definitive agreement date at $20.63 per share (after giving effect to the June 6, 2000 stock split) in this transaction, which included one station in Charlotte and five stations in Augusta.
(/2/) We also acquired low power television station W53AV in this transaction.
(/3/) We paid approximately $30.0 million in cash and issued approximately 441,000 shares of our class A common stock, valued as of the March 11, 2000 definitive agreement date at $22.67 per share (after giving effect to the June 6, 2000 stock split), in this transaction.
(/4/)  Formerly known as WBKS-FM.
(/5/) The approximate purchase price of $1.3 billion is for the 12 listed stations in Los Angeles, Houston, Miami, Dallas I, Cleveland, Raleigh-Durham and Greenville included in the Clear Channel/AMFM acquisitions.
(/6/) We subsequently sold this station. See Completed Divestitures table. (/7/) Formerly known as KLUV-AM. We subsequently agreed to sell this station.
       See Pending Divestitures table.
(/8/) We subsequently sold this station. See Completed Divestitures table. (/9/) We paid approximately $4.5 million in cash and issued approximately
       63,500 shares of our class A common stock, valued as of the October 27, 2001 definitive agreement date at $7.88 per share, in this transaction.
(/10/) We entered into an agreement to acquire the four listed stations in Richmond in 1999. Pending completion of this acquisition, we are operating three stations, WPLZ-FM, WCDX-FM, and WPZE-FM, under a time brokerage agreement.
(/11/) WPLZ-FM was formerly known as WJRV-FM and WPZE-FM was formerly known as
       WPLZ-FM.
(/12/) The approximate consideration amount of $190.0 million is for the 16 listed stations in Cincinnati, Columbus, Dayton, Louisville and Minneapolis and will be paid through a combination of cash, stock and assumption of debt, each in amounts to be determined upon the closing of the transaction.
(/13/) Upon completion of the transaction referenced in footnote 11, we will operate WDBZ-AM pursuant to a time brokerage arrangement.
(/14/) WBLO-FM is currently being operated by Blue Chip Broadcasting, Inc.
       pursuant to a time brokerage agreement, however Blue Chip has an option to purchase the station from its current owner. The option will either be exercised by Blue Chip prior to the completion of our acquisition, or the unexercised option to purchase the station will be transferred to us (and our purchase price will be adjusted accordingly).
(/15/) The approximate purchase price of $8.5 million related to both the acquisition of WTLC-AM and the acquisition of all of the intellectual property of WTLC-FM (including the call letters). Approximately
       $1.1 million of the purchase price is allocable to the pending acquisition of WTLC-AM and the remaining $7.4 million is allocable to the completed acquisition of the intellectual property of WTLC-FM. Pending completion of the acquisition of WTLC-AM, we are operating the station under a time brokerage agreement.
(/16/) We have acquired or agreed to acquire and/or operate 43 radio stations since January 1, 2000. Of the 47 stations listed in the table, we agreed to acquire four of those in 1999 (see footnote 10), and one of those will be operated pursuant to a time brokerage agreement (see footnote 12).
(/17/) Pending completion of this divestiture, WJZZ-AM is being operated pursuant to a time brokerage agreement by its prospective buyer.
(/18/) Pending completion of this divestiture, KJOI-AM is being operated pursuant to a time brokerage agreement by its prospective buyer.

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

  Blue Chip Acquisition--WIZF-FM and WDBZ-AM in Cincinnati; WCKX-FM, WXMG-FM and WJYD-FM in Columbus; WGTZ-FM, WING-FM, WING-AM and WKSW-FM in Dayton; WDJX-FM, WBLO-FM, WGZB-FM, WULV-FM, WMJM-FM and WLRS-FM in Louisville; and KTTB-FM in Minneapolis

   On February 7, 2001, Radio One entered into a definitive agreement to acquire Blue Chip Broadcasting, Inc. which owns and/or operates 16 radio stations (WIZF-FM, licensed to Erlanger, Kentucky; WDBZ-AM, licensed to Cincinnati, Ohio; WCKX-FM, licensed to Columbus, Ohio; WXMG-FM, licensed to Upper Arlington, Ohio; WJYD-FM, licensed to London, Ohio; WGTZ-FM, licensed to Eaton, Ohio; WING-FM, licensed to Springfield, Ohio; WING-AM, licensed to Dayton, Ohio; WKSW-FM, licensed to Urbana, Ohio; WDJX-FM, licensed to Louisville, Kentucky; WBLO-FM, licensed to Charlestown, Kentucky; WGZB-FM, licensed to Corydon, Indiana; WULV-FM, licensed to Louisville, Kentucky; WMJM-FM, licensed to Jeffersontown, Kentucky; WLRS-FM, licensed to Shepherdsville, Kentucky; and KTTB-FM, Glencoe, Minnesota) for an aggregate purchase price of $190.0 million in cash, stock and the assumption of outstanding debt. The cash component of the purchase price will be not less than $25.0 million, and may be up to $50.0 million, at our election; the assumption of outstanding debt is expected to be approximately $50.0 million; and the remainder of the purchase price shall be paid in shares of our class D common stock, with each share valued at $14.00. Blue Chip Broadcasting, Inc. currently owns 15 of those stations and has an option to purchase WBLO-FM, which is currently being operated by Blue Chip Broadcasting, Inc. pursuant to a time brokerage agreement, from its current owner. The WBLO-FM purchase option will either be exercised by Blue Chip Broadcasting, Inc. prior to the completion of our acquisition, or the unexercised option will be transferred to us (and our purchase price will be adjusted accordingly). Immediately prior to completion of our acquisition of Blue Chip Broadcasting, Inc., WDBZ-AM will be transferred to an entity affiliated with a current shareholder of Blue Chip Broadcasting, Inc., and we will enter into a time brokerage agreement to operate that station. We expect to complete the acquisition of Blue Chip Broadcasting, Inc. in the second half of 2001.

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

                                                              African-Americans
                                             African American  as a Percentage
                                              Population in    of the Overall
                                                the Market    Population in the
  Rank                Market                  (in thousands)       Market
  ---- -----------------------------------   ---------------- -----------------
   1.  New York, NY                               3,634             21.4%
   2.  Chicago, IL                                1,690             19.5
   3.  Washington, DC                             1,154             26.6
   4.  Los Angeles, CA                            1,125              9.0
   5.  Detroit, MI                                1,004             21.7
   6.  Atlanta, GA                                  990             26.0
   7.  Philadelphia, PA                             985             20.2
   8.  Houston/Galveston, TX                        813             18.3
   9.  Miami/Ft. Lauderdale/Hollywood, FL           730             19.8
  10.  Baltimore, MD                                693             27.8
  11.  Dallas/Ft. Worth, TX                         675             14.2
  12.  San Francisco, CA                            614              9.0
  13.  Memphis, TN                                  498             42.1
  14.  St. Louis, MO                                456             17.7
  15.  Norfolk/Virginia Beach/Newport
       News, VA                                     456             30.7
  16.  New Orleans, LA                              441             34.9
  17.  Cleveland, OH                                411             19.4
  18.  Boston, MA                                   315              7.2
  19.  Richmond, VA                                 288             30.1
  20.  Charlotte/Gastonia/Rock Hill, NC             287             20.5
  21.  Birmingham, AL                               270             27.4
  22.  Milwaukee/Racine, WI                         264             15.6
  23.  Raleigh/Durham, NC                           262             24.0
  24.  Jacksonville, FL                             253             23.2
  25.  Tampa/St. Petersburg/Clearwater, FL          248             10.8
  26.  Kansas City, MO                              233             13.5
  27.  Nassau/Suffolk Counties, NY                  231              8.6
  28.  Greensboro/Winston Salem/High
       Point, NC                                    230             19.6
  29.  Cincinnati, OH*                              227             11.6
  30.  Orlando, FL                                  201             15.0
  31.  Pittsburgh, PA                               200              8.5
  32.  Columbus, OH*                                199             13.1
  33.  Indianapolis, IN                             199             14.2
  34.  Jackson, MS                                  189             43.4
  35.  Nashville, TN                                183             15.7
  36.  San Diego, CA                                183              6.4
  37.  Baton Rouge, LA                              182             31.4
  38.  Seattle/Tacoma, WA                           181              5.2
  39.  Charleston, SC                               172             31.3
  40.  West Palm Beach/Boca Raton, FL               157             15.1
  41.  Greenville/Spartanburg, SC                   156             17.8
  42.  Columbia, SC                                 155             30.0
  43.  Augusta, GA                                  154             33.4
  44.  Greenville/New Bern/Jacksonville,
       NC                                           153             27.0
  45.  Mobile, AL                                   151             28.2
  46.  Lafayette, LA                                142             28.5
  47.  Dayton, OH*                                  140             14.1
  48.  Shreveport, LA                               138             36.6
  49.  Buffalo/Niagara Falls, NY                    137             11.9
  50.  Las Vegas, NV                                134             10.4
  51.  Louisville, KY*                              133             12.9
  52.  Minneapolis-St. Paul, MN*                    133              4.7

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

                       Market Rank                                         Four Book Average       Four Book Average
                    ------------------                                     --------------------    --------------------
                                                                           Audience    Audience    Audience    Audience
                                                                   Target  Share in    Rank in     Share in    Rank in
                       1998     1999                                 Age     12+         12+        Target      Target
                      Metro     Radio    Year                       Demo-   Demo-       Demo-       Demo-       Demo-
   Market(/1/)      Population Revenue Acquired       Format       Graphic Graphic     Graphic     Graphic     Graphic
   -----------      ---------- ------- --------- ----------------- ------- --------    --------    --------    --------
 Washington, DC          9         6
 WKYS-FM                                 1995    Urban              18-34     5.4           3        10.9           1
 WMMJ-FM                                 1987    Urban AC           25-54     4.2           8         4.8           5
 WYCB-AM                                 1998    Gospel             35-64     0.7          26         1.0          23
 WOL-AM                                  1980    Urban Talk         25-54     0.8          25         0.6          26
 Los Angeles             2         1
 KKBT-FM                                 2000    Urban              18-34     2.9          11         4.8           7
 Detroit                 7        12
 WDTJ-FM                                 1998    Urban              18-34     3.9          10         7.0           5
 WDMK-FM                                 1998    Urban AC           25-54     0.9          25         1.1          23
 WCHB-AM                                 1998    Urban Talk/Gospel  35-64     0.7          26         0.9          22
 Atlanta                11         7
 WHTA-FM                                 1999    Urban              18-34     4.7           7         8.3           4
 WAMJ-FM                                 1999    Urban AC           25-54     1.9          16         2.6          14
 Philadelphia            5         9
 WPHI-FM                                 1997    Urban              18-34     2.8          17         5.4           7
 WPLY-FM                                 2000    Alternative Rock   18-34     3.1          14         6.8           4
 Houston                10        10
 KMJQ-FM                                 2000    Urban AC           25-54     5.4           5         6.5           3
 KBXX-FM                                 2000    Urban              18-34     7.5           1        12.0           1
 Miami                  12        11
 WVCG-AM                                 2000    Ethnic             35-64     n/a(/3/)    n/a(/3/)    n/a(/3/)    n/a(/3/)
 Baltimore              20        20
 WERQ-FM                                 1993    Urban              18-34     9.7           1        17.7           1
 WWIN-FM                                 1992    Urban AC           25-54     6.3           3         8.0           2
 WOLB-AM                                 1992    Urban Talk         25-54     0.4          29         0.3          32
 WWIN-AM                                 1993    Gospel             35-64     0.8          25         1.1          21
 Dallas                  6         5
 KBFB-FM                                 2000    Urban              18-34     2.2        18(t)        2.7          17
 KTXQ-FM                                 2001    R&B/Oldies         25-54     2.1          22         2.7        14(t)
 St. Louis              19        18
 WFUN-FM                                 1999    Urban              18-34     1.4          21         2.3          16
 Cleveland              24        25
 WENZ-FM                                 1999    Urban              18-34     5.9           5        12.0           2
 WERE-AM                                 1999    News/Talk          25-54     0.3          24         0.1          23
 WZAK-FM                                 2000    Urban AC           25-54     4.7           9         5.3          10
 WJMO-AM                                 2000    Gospel             35-64     1.7          17         2.1          15
 Boston                  8         8
 WBOT-FM                                 1999    Urban              18-34     1.7          18         3.3           9
 WILD-AM                                 2001    Urban AC           25-54     1.2          22         1.5          18
 Richmond               57        48
 WCDX-FM(/5/)                          (pending) Urban              18-34    11.1           1        20.7           1
 WKJS-FM                                 1999    Urban AC           25-54     6.3           4         7.8           3
 WPZE-FM(/5/)                          (pending) R&B/Oldies         25-54     4.1           9         4.8           9
 WPLZ-FM(/5/)                          (pending) R&B                25-54     1.6          15         1.7          15
 WGCV-AM                               (pending) Gospel             35-64     1.4          18         1.9          16
 Charlotte              37        23
 WCCJ-FM                                 2000    R&B/Oldies         25-54     3.5          12         4.9          10
 Raleigh-Durham         48        36
 WQOK-FM                                 2000    Urban              18-34     7.6           1        12.0           2
 WFXK-FM                                 2000    Urban AC           25-54     2.3          11         3.0          11
 WFXC-FM                                 2000    Urban AC           25-54     2.8          12         3.4          10
 WNNL-FM                                 2000    Gospel             25-54     6.9           4         7.4           2
 Cincinnati             26        19
 WIZF-FM                               (pending) Urban              18-34     5.6           5         8.2           3
 WDBZ-AM(/7/)                          (pending) Urban Talk         25-54     0.5(/8/)     20(/8/)    0.7(/8/)   17(t)(/8/)
 Columbus               34        30
 WCKX-FM                               (pending) Urban              18-34     7.8           2        13.3           1
 WXMG-FM                               (pending) R&B/Oldies         25-54     3.1          10         3.9           9
 WJYD-FM                               (pending) Gospel             25-54     1.0          21         1.3        18(t)
 Indianapolis(/9/)      38        31
 WHHH-FM                                 2000    Top 40             18-34     4.8           9         7.1           6
 WTLC-FM(/10/)                           2000    Rhythm/Blues       25-54     2.6          13         3.4          10
 WYJZ-FM                                 2000    Smooth Jazz        35-64     1.9          16         2.8          11
 WTLC-AM(/5/)                          (pending) Young Gospel       25-54     1.8          17         1.4          17
                     January-
                     December
                       2000
                    Radio One
                      Market
                     Revenue
                    --------------------
   Market(/1/)      Share      Rank
   -----------      ---------- ---------
 Washington, DC
 WKYS-FM             5.6         8
 WMMJ-FM             3.5        15
 WYCB-AM             n/a(/2/)  n/a(/2/)
 WOL-AM              0.4        21
 Los Angeles
 KKBT-FM             4.3        10
 Detroit
 WDTJ-FM             3.1        14
 WDMK-FM             0.5        20
 WCHB-AM             n/a(/2/)  n/a(/2/)
 Atlanta
 WHTA-FM             3.7        12
 WAMJ-FM             1.3        15
 Philadelphia
 WPHI-FM             2.1        17
 WPLY-FM             3.9        13
 Houston
 KMJQ-FM             6.6         5
 KBXX-FM             6.6         6
 Miami
 WVCG-AM             n/a(/2/)  n/a(/2/)
 Baltimore
 WERQ-FM            13.4       n/a(/4/)
 WWIN-FM             9.1       n/a(/4/)
 WOLB-AM             0.4       n/a(/4/)
 WWIN-AM             0.3       n/a(/4/)
 Dallas
 KBFB-FM             0.7        29
 KTXQ-FM             2.7        15
 St. Louis
 WFUN-FM             0.2        20
 Cleveland
 WENZ-FM             3.7        11
 WERE-AM             0.9        17
 WZAK-FM             7.8         6
 WJMO-AM             0.7        18
 Boston
 WBOT-FM             n/a(/2/)  n/a(/2/)
 WILD-AM             n/a(/2/)  n/a(/2/)
 Richmond
 WCDX-FM(/5/)       11.6         2
 WKJS-FM             6.8         9
 WPZE-FM(/5/)        1.5        13
 WPLZ-FM(/5/)        1.3        14
 WGCV-AM             n/a(/2/)  n/a(/2/)
 Charlotte
 WCCJ-FM             2.1        14
 Raleigh-Durham
 WQOK-FM             8.7         6
 WFXK-FM             4.2(/6/)   10(/6/)
 WFXC-FM             n/a(/6/)  n/a(/6/)
 WNNL-FM             3.8        11
 Cincinnati
 WIZF-FM             4.7        10
 WDBZ-AM(/7/)        0.0        18
 Columbus
 WCKX-FM             7.5         6
 WXMG-FM             1.7        13
 WJYD-FM             0.2        19
 Indianapolis(/9/)
 WHHH-FM             3.9       n/a(/4/)
 WTLC-FM(/10/)       1.3       n/a(/4/)
 WYJZ-FM             0.8       n/a(/4/)
 WTLC-AM(/5/)        n/a(/2/)  n/a(/2/)

                  1999 Market Rank                                     Four Book Average       Four Book Average
                 ------------------                                    --------------------    --------------------
                                                                       Audience    Audience    Audience    Audience
                                                               Target  Share in    Rank in     Share in    Rank in
                                                                 Age     12+         12+        Target      Target
                   Metro     Radio    Year                      Demo-   Demo-       Demo-       Demo-       Demo-
  Market(/1/)    Population Revenue Acquired       Format      Graphic Graphic     Graphic     Graphic     Graphic
  -----------    ---------- ------- --------- ---------------- ------- --------    --------    --------    --------
 Augusta(/11/)      114       115
 WAEG-FM                              2000    R&B/Oldies        25-54    0.7          19          0.6         18(t)
 WAEJ-FM                              2000    R&B/Oldies        25-54    0.4          21(t)       0.3         20(t)
 WAKB-FM                              2000    Urban AC          25-54    4.1           8(t)       5.8          7
 WFXA-FM                              2000    Urban             18-34    7.6           3         12.7          1(t)
 WTHB-AM                              2000    Gospel            35-64    3.0          14          3.3         11(t)
 Dayton              56        56
 WGTZ-FM                            (pending) CHR               18-34    4.5           7          7.0          6
 WING-FM                            (pending) Classic Rock      25-54    4.6           8          6.7          6
 WING-AM                            (pending) News/Sports/Talk  25-54    0.6          21          0.7         19
 WKSW-FM                            (pending) Country           25-54    1.4          16(t)       1.1         16(t)
 Louisville          53        46
 WDJX-FM                            (pending) Top 40            18-34    8.6           3         12.4          1
 WBLO-FM(/13/)                      (pending) Urban             18-34    3.0          10          5.6          6(t)
 WGZB-FM                            (pending) Urban             18-34    5.4           5          7.9          4
 WULV-FM                            (pending) Soft AC           25-54    2.4          12(t)       3.0         12
 WMJM-FM                            (pending) R&B/Oldies        25-54    2.8          11          3.5         10
 WLRS-FM                            (pending) Alternative       18-34    2.4          12(t)       5.7          5
 Minneapolis         17        15
 KTTB-FM                            (pending) Urban Pop         18-34    2.8(/8/)     12(/8/)     4.9(/8/)     6(t)(/8/)
                  January-
                  December
                    2000
                 Radio One
                   Market
                  Revenue
                 ----------------------
  Market(/1/)    Share       Rank
  -----------    ----------- ----------
 Augusta(/11/)
 WAEG-FM          0.2         15
 WAEJ-FM          n/a(/12/)  n/a(/12/)
 WAKB-FM          3.2         11
 WFXA-FM         10.3          5
 WTHB-AM          n/a(/2/)   n/a(/2/)
 Dayton
 WGTZ-FM          6.5          5
 WING-FM          6.3          7
 WING-AM          1.2         13
 WKSW-FM          2.7         10
 Louisville
 WDJX-FM         11.5          3
 WBLO-FM(/13/)    1.0         16
 WGZB-FM          5.0          7
 WULV-FM          1.2         13
 WMJM-FM          1.0         15
 WLRS-FM          0.7         19
 Minneapolis
 KTTB-FM          0.4         16

--------
(/1/WJZZ-AM)in Kingsley, MI and KJOI-AM in Dallas, TX are not included in the table because there are pending sale agreements for those stations and each is being operated by its prospective purchaser pursuant to a time brokerage agreement pending completion of the sale.
(/2/Station)did not report revenue to Miller Kaplan or Hungerford during calendar year 2000.
(/3/Arbitron)does not publish ratings information for this station.
(/4/In)the Baltimore market, WERQ-FM and WOLB-AM jointly report revenue to Hungerford, as do WWIN-FM and WWIN-AM. WHHH-FM, WTLC-FM and WYJZ-FM in the Indianapolis market jointly report revenue to Miller Kaplan. In each case, the January-December 2000 Radio One Market Revenue Share percentages for these stations reflect the proportional contribution by such station to the joint revenue reported to Hungerford or Miller Kaplan.
(/5/Station)is being operated by us pursuant to a time brokerage agreement while our acquisition of the station is pending.
(/6/WFXK-FM)and WXFC-FM in the Raleigh-Durham market simulcast all of their programming and jointly report revenue to Miller Kaplan. Because the joint revenue is not allocable among the stations, for purposes of this table, all of the WFXK-FM /WXFC-FM jointly reported revenue has been attributed to WFXK-FM.
(/7/We)will operate WDBZ-AM pursuant to a time brokerage agreement upon completion of the pending Blue Chip Broadcasting, Inc. acquisition. (/8/Arbitron)4-Book Survey information is not available for this station; the chart reflects rating share and rank information from the Arbitron Fall 2000 Survey.
(/9/W53AV,)the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.
(/10/Formerly)WBKS-FM.
(/11/For)the Augusta market, Arbitron issues its radio market survey reports on a semi-annual basis, rather than a quarterly basis as in our other markets. Accordingly, the four book average ratings data for the Augusta stations is based on the four most recent semi-annual surveys ending with the Fall 2000 survey.
(/12/WAEG-FM)and WAEJ-FM in the Augusta market simulcast all of their programming and jointly report revenue to Miller Kaplan. Because the joint revenue is not allocable among the stations, for purposes of this table, all of the WAEG-FM /WAEJ-FM jointly reported revenue has been attributed to WAEG-FM.
(/13/Upon)completion of the Blue Chip Broadcasting, Inc. transaction, we will either acquire WBLO-FM or acquire an option to purchase it.

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

                                             ERP (FM)       Antenna
                                               Power      Height (AM)           Expiration
              Station Call   Year of    FCC   (AM) in      HAAT (FM)  Operating Date of FCC
Market          Letters    Acquisition Class Kilowatts     in Meters  Frequency   License
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

                                            ERP (FM)    Antenna
                                              Power   Height (AM)           Expiration
             Station Call   Year of    FCC   (AM) in   HAAT (FM)  Operating Date of FCC
Market         Letters    Acquisition Class Kilowatts  in Meters  Frequency   License
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

--------
(/1/WPHI-FM)operates with facilities equivalent to 3 kW at 100 meters.

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

Subsidiaries And Related Entities

   Radio One has title to most of the assets used in the operations of our radio stations. The FCC licenses for the radio stations in all cases are held by direct or indirect wholly-owned restricted subsidiaries of Radio One. A restricted subsidiary is a subsidiary which is subject to the restrictions imposed by agreements governing our indebtedness. In the case of three of the Washington, D.C. stations, the Los Angeles station, the Philadelphia stations, the Houston stations, the Miami station, the Baltimore stations, the Dallas stations, the St. Louis station, the Cleveland stations, one of the Boston stations, the Richmond station, the Raleigh stations and the Indianapolis stations, the FCC licenses are held by Radio One Licenses, Inc., a Delaware corporation and a wholly-owned restricted subsidiary of Radio One. Radio One Licenses, Inc. holds no other material assets.

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

Employees

   As of March 31, 2001, we employed approximately 1,123 people. Our employees are not unionized except for approximately 30 employees who are covered by collective bargaining agreements that we assumed in connection with certain of our station acquisitions. We have not experienced any work stoppages and believe relations with our employees are satisfactory. Each radio station has its own on-air personalities and clerical staff. However, in an effort to control broadcast and corporate expenses, we centralize certain radio station functions by market location. For example, in each of our markets we typically employ one General Manager who is responsible for all of our radio stations located in such market.

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

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Recent Sales of Unregistered Securities

   On June 7, 2000, Radio One issued approximately 57,000 shares of class A common stock, valued as of the March 11, 2000 definitive agreement date at $20.63 per share (after giving effect to the June 6, 2000 stock split), and 115,000 shares of class D common stock, valued as of the March 11, 2000 definitive agreement date at $20.63 per share (after giving effect to the June 6, 2000 stock split), to Gregory A. Davis as partial purchase price consideration in connection with Radio One's acquisition of Davis Broadcasting, Inc. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

   On June 8, 2000, Radio One issued approximately 441,000 shares of class A common stock, valued as of the March 11, 2000 definitive agreement date at $22.67 per share (after giving effect to the June 6, 2000 stock split), to Shirk, Inc. as partial purchase price consideration in connection with Radio One's acquisition of three radio stations and one low power television station in Indianapolis, Indiana. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

   On July 14, 2000, we issued 310,000 shares of our unregistered 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) to Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, and First Union Securities, Inc. and certain other initial purchasers under that certain Purchase Agreement dated July 10, 2000. We realized aggregate net proceeds of $300.7 million from the HIGH TIDES issuance, after deducting the initial purchasers' commission of $30 per share, or $9.3 million in the aggregate. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act. Pursuant to our obligation under the Purchase Agreement, on October 11, 2000, we filed with the SEC a Registration Statement on Form S-3 to register the HIGH TIDES and shares of class D common stock into which the HIGH TIDES are convertible. The Registration Statement on Form S-3 registering the HIGH TIDES was declared effective by the SEC on October 26, 2000.

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

   On February 28, 2001, Radio One issued approximately 63,500 shares of class A common stock, valued as of the October 27, 2000 definitive agreement date at $7.88 per share, to the Estate of H. Kendell Nash as partial purchase price consideration in connection with Radio One's acquisition of Nash Communications Corporation. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act.

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

                                                                    High   Low
                                                                   ------ ------
      Fiscal Year 2000
        First Quarter............................................. $33.77 $19.90
        Second Quarter............................................ $32.00 $15.05
        Third Quarter............................................. $29.88 $ 7.50
        Fourth Quarter............................................ $13.81 $ 5.56

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

Non-GAAP Measures

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

                              Fiscal Years Ended(/1/) December 31,
                         ---------------------------------------------------
                          1996      1997      1998      1999        2000
                         -------  --------  --------  ---------  -----------
                                         (In Thousands)
Statement of
 Operations:
Net broadcast revenue..  $23,702  $ 32,367  $ 46,109  $  81,703  $   155,666
Station operating
 expenses..............   13,927    18,848    24,501     44,259       77,280
Corporate expenses.....    1,793     2,155     2,800      4,380        6,303
Depreciation and
 amortization..........    4,262     5,828     8,445     17,073       63,207
                         -------  --------  --------  ---------  -----------
  Operating income.....    3,720     5,536    10,363     15,991        8,876
Interest expense(/2/)..    7,252     8,910    11,455     15,279       32,407
Other income (expense),
 net...................      (77)      415       358      2,149       20,084
Income tax (benefit)
 expense(/3/)                 --        --    (1,575)     2,728          804
                         -------  --------  --------  ---------  -----------
  (Loss) income before
   extraordinary item..   (3,609)   (2,959)      841        133       (4,251)
Extraordinary loss.....       --     1,985        --         --           --
                         -------  --------  --------  ---------  -----------
  Net (loss) income....  $(3,609) $ (4,944) $    841  $     133  $    (4,251)
                         =======  ========  ========  =========  ===========
  Net loss applicable
   to common
   stockholders........  $(3,609) $ (6,981) $ (2,875) $  (1,343) $   (13,487)
                         =======  ========  ========  =========  ===========

Statement of Cash
 Flows:
Cash Flows From--
  Operating
   activities..........  $ 2,614  $  4,937  $  9,299  $  18,221  $    55,686
  Investing
   activities..........   (1,252)  (23,199)  (61,171)  (346,571)  (1,220,023)
  Financing
   activities..........   (2,357)   25,054    47,827    330,116    1,178,995

Other Data:
Broadcast cash flow....  $ 9,775  $ 13,519  $ 21,608  $  37,444  $    78,386
Broadcast cash flow
 margin(/4/)...........      41%       42%       47%        46%          50%
EBITDA (before non-cash
 compensation).........  $ 7,982  $ 11,364  $ 18,808  $  33,289  $    72,271
After-tax cash flow....      806     2,869     7,248     16,303       48,712
Cash interest
 expense(/5/)..........    4,815     4,413     7,192     10,762       28,581
Capital expenditures...      252     2,035     2,236      3,252        3,665
Balance Sheet Data (at
 period end):
Cash and cash equivalents..................................      $    20,879
Intangible assets, net.....................................        1,637,180
Total assets...............................................        1,765,218
Total debt (including current portion and deferred
 interest).................................................          646,956
Preferred stock............................................               --
Total stockholders' equity.................................        1,057,069

--------
(/1/Year-to-year)comparisons are significantly affected by Radio One's acquisition of various radio stations during the periods covered. (/2/)Interest expense includes non-cash interest, such as the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs.
(/3/)From January 1, 1996 to May 19, 1997, Radio One elected to be treated as an S corporation for U.S. federal and state income tax purposes and, therefore, generally was not subject to income tax at the corporate level during that period.
(/4/)Broadcast cash flow margin is defined as broadcast cash flow divided by net broadcast revenue.
(/5/)Cash interest expense is calculated as interest expense less non-cash interest, including the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs, for the indicated period.

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

   Radio One's net broadcast revenue is affected primarily by the advertising rates our radio stations are able to charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on
(1) a radio station's audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports developed by Arbitron, (2) the number of radio stations in the market competing for the same demographic groups, and (3) the supply of and demand for radio advertising time. Advertising rates are generally highest during morning and afternoon commuting hours. In 2000, approximately 71% of Radio One's revenue was generated from local advertising and 29% was generated from national spot advertising. The balance of 2000 revenue was generated primarily from network advertising, tower rental income and ticket and other revenue related to Radio One sponsored events.

   The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net broadcast revenue, broadcast cash flow and EBITDA, although broadcast cash flow and EBITDA are not measures utilized under generally accepted accounting principles ("GAAP") (See "Selected Financial Data--Non-GAAP Measures"). Broadcast cash flow and EBITDA should not be considered in isolation from, nor as substitutes for, operating income, net income, cash flow, or other consolidated income or cash flow statement data computed in accordance with GAAP, nor as a measure of Radio One's profitability or liquidity. Despite their limitations, broadcast cash flow and EBITDA are widely used in the broadcasting industry to measure a company's operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, particulary in the case of acquisitions. By eliminating such effects, broadcast cash flow provides a meaningful measure of comparative radio station performance, and EBITDA provides a meaningful measure of overall company performance after taking into account corporate operating expenses related to the employment of the senior management team and other overhead costs associated with running a large, publicly-traded broadcasting company.

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

   In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce expenses by exchanging advertising time for goods or services. In order to maximize cash revenue from our spot inventory, we minimize the use of trade agreements and have reduced trade revenue to approximately 2% of our gross revenue in 2000, down from approximately 4% in 1996.

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

                       RADIO ONE, INC. AND SUBSIDIARIES
                             RESULTS OF OPERATIONS

   The following table summarizes Radio One's historical consolidated results of operations:

                                                        Fiscal Years Ended
                                                           December 31,
                                                     --------------------------
                                                      1998     1999      2000
                                                     -------  -------  --------
                                                          (In Thousands)
Statement of Operations:
Net broadcast revenue..............................  $46,109  $81,703  $155,666
Station operating expenses.........................   24,501   44,259    77,280
Corporate expenses.................................    2,800    4,155     6,115
Stock-based compensation...........................       --      225       188
Depreciation and amortization......................    8,445   17,073    63,207
                                                     -------  -------  --------
  Operating income.................................   10,363   15,991     8,876
Interest expense...................................   11,455   15,279    32,407
Other income, net..................................      358    2,149    20,084
                                                     -------  -------  --------
(Loss) income before (benefit) provision for income
 taxes
 and extraordinary item............................     (734)   2,861    (3,447)
Income tax (benefit) provision.....................   (1,575)   2,728       804
                                                     -------  -------  --------
  (Loss) income before extraordinary item..........      841      133    (4,251)
Extraordinary loss.................................       --       --        --
                                                     -------  -------  --------
  Net (loss) income................................  $   841     $133  $ (4,251)
                                                     =======  =======  ========
  Net loss applicable to common stockholders.......  $(2,875) $(1,343) $(13,487)
                                                     =======  =======  ========
Broadcast cash flow(/1/)...........................  $21,608  $37,444    78,386
Broadcast cash flow margin(/1/)....................      47%      46%       50%
EBITDA(/1/)........................................  $18,808  $33,289  $ 72,271
After-tax cash flow(/1/)...........................    7,248   16,303    48,712

--------
(/1/See)"Selected Financial Data--Non-GAAP Measures".

Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 31, 1999

   Net Broadcast Revenue. Net broadcast revenue increased to approximately $155.7 million for the fiscal year ended December 31, 2000 from approximately $81.7 million for the fiscal year ended December 31, 1999, or 91%. This increase in net broadcast revenue was the result of continuing broadcast revenue growth in the markets in which we have operated for at least one year, as well as from revenue contributed from radio stations acquired within the last year, particularly the stations acquired from Clear Channel Communications and AMFM, which accounted for approximately $34.1 million.

   Operating Expenses. Operating expenses increased to approximately $77.3 million for the fiscal year ended December 31, 2000 from approximately $44.3 million for the fiscal year ended December 31, 1999, or 75%. This increase in expenses was related to our rapid expansion within all of the markets in which we operate, including increased variable costs associated with increased revenue, as well as start-up, expansion and operating expenses of approximately $14.3 million associated with the stations acquired from Clear Channel Communications and AMFM.

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

   Net (Loss) Income. Net loss was approximately $4.3 million for the twelve months ended December 31, 2000 compared to net income of approximately $133,000 for the twelve months ended December 31, 1999. This decrease in net income was due to a loss before provision for income taxes partially offset by a 71% lower provision for income taxes than in the previous year.

   Broadcast Cash Flow. Broadcast cash flow (See "Selected Financial Data-- Non-GAAP Measures") increased to approximately $78.4 million for the twelve months ended December 31, 2000 from approximately $37.4 million for the twelve months ended December 31, 1999 or 110%. This increase was attributable to the increases in broadcast revenue partially offset by higher operating expenses as described above.

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

   EBITDA. Earnings before interest, taxes, depreciation, and amortization (EBITDA) (See "Selected Financial Data--Non-GAAP Measures"), and excluding non-cash compensation expense, increased to approximately $72.3 million for the twelve months ended December 31, 2000 from approximately $33.3 million for the twelve months ended December 31, 1999, or 117%. This increase was attributable to the increase in broadcast revenue partially offset by higher operating expenses and higher corporate expenses associated with our growth.

Fiscal Year Ended December 31, 1999 Compared to Fiscal Year Ended December 31, 1998

   Net Broadcast Revenue. Net broadcast revenue increased to approximately $81.7 million for the fiscal year ended December 31, 1999 from approximately $46.1 million for the fiscal year ended December 31, 1998 or 77%. This increase in net broadcast revenue was the result of continuing broadcast revenue growth in all of the markets in which we have operated for at least one year as we benefitted from historical ratings increases at certain of our radio stations, improved power ratios at these stations, as well as from industry growth in each of these markets. Additional revenue gains of approximately $18.6 million were derived from our mid-1999 acquisitions in Cleveland and Richmond (where we also operate stations under a time brokerage agreement) as well as the March 30, 1999 acquisition of Radio One of Atlanta, Inc.

   Operating Expenses. Operating expenses increased to approximately $44.3 million for the fiscal year ended December 31, 1999 from approximately $24.5 million for the fiscal year ended December 31, 1998 or 81%. This increase in expenses was related to our rapid expansion within all of the markets in which we operate including higher costs in Washington associated with improved programming on our morning shows as well as start-up, expansion and operating expenses of approximately $10.7 million in our newer markets of Cleveland and Richmond, in particular, as well as the March 30, 1999 acquisition of Radio One of Atlanta, Inc.

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

   Broadcast Cash Flow. Broadcast cash flow (See "Selected Financial Data-- Non-GAAP Measures") increased to approximately $37.4 million for the fiscal year ended December 31, 1999 from approximately $21.6 million for the fiscal year ended December 31, 1998 or 73%. This increase was attributable to the increases in broadcast revenue partially offset by higher operating expenses as described above.

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

   EBITDA. Earnings before interest, taxes, depreciation, and amortization (EBITDA) (See "Selected Financial Data--Non-GAAP Measures"), and excluding stock-based compensation expense, increased to approximately $33.3 million for the fiscal year ended December 31, 1999 from approximately $18.8 million for the fiscal year ended December 31, 1998 or 77%. This increase was attributable to the increase in broadcast revenue partially offset by higher operating expenses and higher corporate expenses, as described above.

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

   Radio One's balance of cash and cash equivalents was approximately $20.9 million as of December 31, 2000, and approximately $6.2 million as of December 31, 1999. This increase in cash resulted primarily from our equity offerings in March 2000 and July 2000, as well as higher cash from operations. We have entered into a bank credit facility under which we have borrowed $500.0 million in term loans and may borrow up to $250.0 million on a revolving basis, and which we have historically drawn down as capital was required, primarily for acquisitions. On December 31, 2000, $187.5 million was available to be drawn down from our bank credit facility (subject to covenant compliance), of which we had drawn down $62.5 million.

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

   Management believes that, based on current levels of operations and anticipated internal growth, cash flow from operations together with other available sources of funds will be adequate for the foreseeable future to consummate the acquisitions of radio stations we have agreed to acquire, to make required payments of interest on Radio One's indebtedness, to fund anticipated capital expenditures and working capital requirements and to enable us to comply with the terms of our debt agreements. Our ability to meet our debt service obligations and reduce our total debt, and our ability to refinance the 12% Notes due 2004 at or prior to their scheduled maturity date in 2004, will depend upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. We estimate that the amount required to fund our debt coverage and the obligations related to our preferred stock in 2001 will be approximately $80 million after giving pro forma effect to the Blue Chip acquisition and the refinancing of our senior subordinated notes. For 2001, we anticipate maintenance capital expenditures to be between $4.0 million and $5.0 million and total capital expenditures to be between $6.0 million and $7.0 million. The 12% Notes due 2004 are redeemable on or after May 15, 2001. The Company may redeem these notes during 2001 through the issuance of new debt at a lower interest rate.

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

                         Radio One, Inc. 2001 Guidance
                     (in millions, except per share data)

                                          Q1      Q2      Q3      Q4      FY
                                        ------  ------  ------  ------  ------
Net revenue............................ $ 49.5  $ 67.4  $ 71.0  $ 70.4  $258.1
Operating expenses.....................   28.0    31.0    31.4    30.9   121.1
Broadcast cash flow(/1/)(/4/)..........   21.5    36.4    39.7    39.5   137.0
Corporate Overhead.....................    1.8     1.8     2.0     2.0     7.5
EBITDA(/2/)(/4/).......................   19.7    34.6    37.7    37.5   129.5
Interest...............................   15.0    14.2    13.9    13.6    56.9
Depreciation and amortization..........   30.0    30.0    30.0    30.0   120.0
Tax benefit............................    8.3     3.3     2.2     2.2    16.0
Net loss...............................  (17.7)   (7.0)   (4.7)   (4.6)  (34.0)
                                        ======  ======  ======  ======  ======
Preferred Dividends.................... $  5.0  $  5.0  $  5.0  $  5.0  $ 20.2
After-tax cash flow(/3/)(/4/)..........    1.2    16.6    19.3    19.3    56.4
Avg. shares outstanding (basic)........   86.5    86.7    87.0    87.2    87.0
Avg. shares outstanding (diluted)......   87.0    87.0    87.5    87.5    87.5
Per Share Amounts Diluted:
Net loss............................... $(0.20) $(0.08) $(0.05) $(0.05) $(0.39)

--------
(/1/Operating)income excluding depreciation, amortization, corporate overhead, non-recurring items and other non-cash charges.
(/2/Broadcast)cash flow less corporate overhead.
(/3/Income)before income taxes and extraordinary items plus depreciation, amortization and non-cash compensation, less the current income tax liability (or plus benefit) and less preferred stock dividends.
(/4/See)"Selected Financial Data--Non-GAAP Measures".

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
 10.52   Asset Purchase Agreement dated as of May 24, 1999 relating to the acquisition of WBOT-FM, licensed to Brockton, Massachusetts
         (incorporated by reference to Radio One's Quarterly Report on Form 10-
         Q for the period ended June 30, 1999 (File No. 000-25969; Film No.
         99686684)).
 10.53   Time Brokerage Agreement dated May 24, 1999 among Radio One, Inc. and
         Radio Station WBOT-FM, Brockton, Massachusetts (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 000-25969; Film No. 99686684)).
 10.55   Amended and Restated Employment Agreement between Radio One, Inc. and
         Scott R. Royster dated effective as of October 18, 2000 (previously filed).
 10.56   Amended and Restated Employment Agreement between Radio One, Inc. and
         Linda J. Eckard Vilardo dated effective as of October 31, 2000
         (previously filed).
 10.57   Asset Purchase Agreement dated as of December 1, 1999 relating to the acquisition of WPLY-FM, licensed to Philadelphia, Pennsylvania
         (incorporated by reference to Radio One's Registration Statement on
         Form S-1 on February 14, 2000(File No. 333-30285; Film No. 537846)).
 10.58   Asset Purchase Agreement dated as of March 11, 2000 relating to the acquisition of KMJQ-FM and KBXX-FM, licensed to Houston, Texas,
         WVCG(AM), licensed to Coral Gables, Florida, WZAK-FM, licensed to
         Cleveland, Ohio, WJMO (AM), licensed to Cleveland Heights, Ohio, KKBT-
         FM, licensed to Los Angeles, California, KBFB-FM, licensed to Dallas,
         Texas, WJMZ-FM, licensed to Anderson, South Carolina, WFXC-FM, licensed to Durham, North Carolina, WFXK-FM, licensed to Tarboro,
         North Carolina, WNNL-FM, licensed to Fuquay-Varina, North Carolina and
         WQOK-FM, licensed to South Boston, Virginia (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended
         March 31, 2000 (File No. 000-25969; Film No. 631638)).
 10.59   Agreement and Plan of Merger dated as of March 11, 2000 relating to the acquisition of WCCJ-FM, licensed to Harrisburg, North Carolina,
         WFXA-FM and WTHB (AM), licensed to Augusta, Georgia, WAKB-FM, licensed to Wrens, Georgia, WAEG-FM, licensed to Evans, Georgia and WAEJ-FM, licensed to Waynesboro, Georgia (incorporated by reference to Radio
         One's Quarterly Report on Form 10-Q for the period ended March 31,
         2000 (File No. 000-25969; Film No. 631638)).
 10.60   Asset Purchase Agreement dated as of March 11, 2000 relating to the acquisition of WHHH-FM, licensed to Indianapolis, Indiana, WBKS-FM, licensed to Greenwood, Indiana, WYJZ-FM, licensed to Lebanon, Indiana and W53AV, licensed to Indianapolis, Indiana (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 000-25969; Film No. 631638)).
 10.61   Purchase Agreement, dated as of July 10, 2000, by and among Radio One,
         Inc., and Credit Suisse First Boston Corporation, Deutsche Bank
         Securities Inc., Morgan Stanley & Co. Incorporated, Bank of America
         Securities LLC, and First Union Securities, Inc., as the Initial
         Purchases of Radio One, Inc.'s 6 1/2% Convertible Preferred Securities
         Remarketable Term Income Deferrable Equity Securities (HIGH TIDES)
         (incorporated by reference to Radio One's Quarterly Report on
         Form 10-Q for the period ended June 30, 2000 (File No. 000-25969; Film
         No. 698190)).
 10.62   Second Amended and Restated Credit Agreement, dated as of July 17,
         2000, by and among Radio One, Inc., Bank of America, N.A., Credit
         Suisse First Boston, First Union National Bank, Toronto Dominion
         (Texas), Inc., Bankers Trust Company, and the Several Lenders From
         Time to Time Parties thereto (incorporated by reference to Radio One's
         Quarterly Report on Form 10-Q for the period ended September 30, 2000
         (File No. 000-25969; Film No. 764960)).
 10.63   Merger Agreement, dated February 7, 2001, by and among Radio One,
         Inc., Blue Chip Merger Subsidiary, Inc., Blue Chip Broadcasting, Inc.,
         and certain stockholders of Blue Chip Broadcasting, Inc. listed therein (incorporated by reference to Exhibit 2.1 of Radio One's
         Current Report on Form 8-K filed February 8, 2001 (File No. 000-25969;
         Film No. 1528282)).
 21.1    Subsidiaries of Radio One, Inc (previously filed).
 23.1    Consent of Arthur Andersen L.L.P.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized on August 6, 2001.

                                          Radio One, Inc.

                                          By: /s/ Scott R. Royster____________
                                          Name: Scott R. Royster
                                          Title:  Executive Vice President,
                                                  Chief Financial Officer and
                                                  Principal Accounting Officer

   Pursuant to the requirements of the Securities Act of 1934, this amendment has been signed below by the following persons on behalf of the registrant in the capacities indicated on August 6, 2001.

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

                                          By: /s/ Alfred C. Liggins, III______
                                          Name: Alfred C. Liggins, III
                                          Title:  Chief Executive Officer,
                                                  President and Director

                                          By: /s/ Terry L. Jones______________
                                          Name: Terry L. Jones
                                          Title: Director

                                          By: /s/ Brian W. McNeill____________
                                          Name: Brian W. McNeill
                                          Title: Director

                                          By: /s/ Larry D. Marcus_____________
                                          Name: Larry D. Marcus
                                          Title: Director

                                          By: /s/ L. Ross Love________________
                                          Name: L. Ross Love
                                          Title: Director

                                          By: /s/ D. Geoffrey Armstrong_______
                                          Name: D. Geoffrey Armstrong
                                          Title: Director

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

                        RADIO ONE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                          For the Years Ended December 31,
                                        --------------------------------------
                                           1998         1999          2000
                                        -----------  -----------  ------------
REVENUE:
 Broadcast revenue, including barter
  revenue of $644,000, $1,821,000 and
  $2,690,000, respectively............. $52,696,000  $93,260,000  $177,219,000
 Less: Agency commissions..............   6,587,000   11,557,000    21,553,000
                                        -----------  -----------  ------------
   Net broadcast revenue...............  46,109,000   81,703,000   155,666,000
                                        -----------  -----------  ------------
OPERATING EXPENSES:
 Program and technical, exclusive of
  depreciation and amortization shown
  separately below.....................   8,015,000   13,576,000    23,971,000
 Selling, general and administrative...  16,486,000   30,683,000    53,309,000
 Corporate expenses....................   2,800,000    4,155,000     6,303,000
 Stock-based compensation..............         --       225,000           --
 Depreciation and amortization.........   8,445,000   17,073,000    63,207,000
                                        -----------  -----------  ------------
    Total operating expenses...........  35,746,000   65,712,000   146,790,000
                                        -----------  -----------  ------------
    Operating income...................  10,363,000   15,991,000     8,876,000
INTEREST EXPENSE, including
 amortization of deferred financing
 costs.................................  11,455,000   15,279,000    32,407,000
OTHER INCOME, net......................     358,000    2,149,000    20,084,000
                                        -----------  -----------  ------------
    (Loss) income before (benefit)
     provision for income taxes........    (734,000)   2,861,000    (3,447,000)
(BENEFIT) PROVISION FOR INCOME TAXES...  (1,575,000)   2,728,000       804,000
                                        -----------  -----------  ------------
    Net income (loss).................. $   841,000  $   133,000  $ (4,251,000)
                                        ===========  ===========  ============
NET LOSS APPLICABLE TO COMMON
 STOCKHOLDERS.......................... $(2,875,000) $(1,343,000) $(13,487,000)
                                        ===========  ===========  ============
BASIC AND DILUTED LOSS PER COMMON
 SHARE:
 Net loss.............................. $      (.31) $      (.08) $       (.16)
                                        ===========  ===========  ============
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic and diluted.....................   9,392,000   48,411,000    84,540,000
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

                       RADIO ONE, INC. AND SUBSIDIARIES

                       December 31, 1998, 1999 and 2000

   The Company accounts for equity investments of less than 20% of a Company at market value. The Company reviews the carrying values of its investments in privately held companies whenever events indicate that an impairment may have occurred or at least annually. In the opinion of management, the investments as of December 31, 2000 and 1999, are stated at their estimated fair market value.

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

Stock Options Outstanding

   Summarized information relative to the Company's stock options outstanding as of December 31, 2000 is as follows:

                                                                   Options
                Options Outstanding                              Exercisable
---------------------------------------------------------     ----------------------
                                  Weighted
                                  Average        Weighted                 Weighted
                                 Remaining       Average                  Average
   Range of                     Contractual      Exercise                 Exercise
Exercise Price     Options      Life (Years)      Price       Options      Price
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