Form 10-Q
period 2001-06-30
RADIO ONE INC
filed 2001-08-14
CIK 1041657

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                          Commission File No. 333-30795

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

                                    Yes X   No
                                       ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                        Class                      Outstanding at August 7, 2001

    Class A Common Stock, $.001 Par Value                    22,540,235
    Class B Common Stock, $.001 Par Value                     2,867,463
    Class C Common Stock, $.001 Par Value                     3,132,458
    Class D Common Stock, $.001 Par Value                    59,876,237

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------
                                    Form 10-Q

                       For the Quarter Ended June 30, 2001

                                TABLE OF CONTENTS
                                -----------------

                                                                            Page
                                                                            ----

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements ..............................................    3
        Consolidated Balance Sheets as of December 31, 2000, and June 30,
         2001 (Unaudited) .................................................    4
        Consolidated Statements of Operations for the Three Months and Six
         Months Ended June 30, 2000 and 2001(Unaudited) ...................    5
        Consolidated Statements of Changes in Stockholders' Equity  for the
         Six Months Ended June 30, 2001 (Unaudited) .......................    6
        Consolidated Statements of Cash Flows for the
         Six Months Ended June 30, 2000 and 2001 (Unaudited) ..............    7
        Notes to Consolidated Financial Statements June 30, 2000
         and 2001 (Unaudited) .............................................    9
        Condensed Consolidating Balance Sheets as of December 31, 2000 ....   14
        Condensed Consolidating Balance Sheets as of June 30, 2001
         (Unaudited) ......................................................   15
        Condensed Consolidating Statements of Operations for the Six
         Months Ended June 30, 2001 (Unaudited) ...........................   16
        Condensed Consolidating Statements of Operations for the Three
         Months Ended June 30, 2001 (Unaudited) ...........................   17
        Condensed Consolidating Statements of Operations for the Six
         Months Ended June 30, 2000 (Unaudited) ...........................   18
        Condensed Consolidating Statements of Operations  for the Three
         Months Ended June 30, 2000 (Unaudited) ...........................   19
        Consolidating Statements of Cash Flows  for the Six Months
         Ended June 30, 2001 (Unaudited) ..................................   20
        Consolidating Statements of Cash Flows for the Six Months
         Ended June 30, 2000 (Unaudited) ..................................   21
Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations ...........................................   22
PART II. OTHER INFORMATION
Item 1.  Legal Proceedings ................................................   28
Item 2.  Changes in Securities and Use of Proceeds ........................   28
Item 3.  Defaults Upon Senior Securities ..................................   28
Item 4.  Submission of Matters to a Vote of Security Holders ..............   28
Item 5.  Other Information ................................................   30
Item 6.  Exhibits and Reports on Form 8-K .................................   30
SIGNATURE .................................................................   33

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

(See pages 4-21 -- This page intentionally left blank.)

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                   AS OF DECEMBER 31, 2000, AND JUNE 30, 2001
                   ------------------------------------------

                                                                                       December 31,       June 30,
                                                                                           2000             2001
                                                                                     ----------------    ----------
                                      ASSETS                                                             (Unaudited)
                                      ------
CURRENT ASSETS:
    Cash and cash equivalents                                                         $   20,879,000   $    9,519,000
    Trade accounts receivable, net of allowance for doubtful
       accounts of $5,506,000 and $6,079,000, respectively                                46,883,000       50,047,000
    Prepaid expenses and other                                                             6,557,000        4,915,000
    Income tax receivable                                                                  2,476,000        2,000,000
    Deferred tax asset                                                                     2,187,000        2,476,000
                                                                                      --------------   --------------
          Total current assets                                                            78,982,000       68,957,000
PROPERTY AND EQUIPMENT, net                                                               33,376,000       27,773,000
INTANGIBLE ASSETS, net                                                                 1,637,180,000    1,594,732,000
OTHER ASSETS                                                                              15,680,000       17,260,000
                                                                                      --------------   --------------
          Total assets                                                                $1,765,218,000   $1,708,722,000
                                                                                      ==============   ==============
                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       -------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                                  $   17,683,000    $   7,961,000
    Accrued expenses                                                                      14,127,000       17,437,000
    Other current liabilities                                                              4,696,000        2,102,000
                                                                                      --------------   --------------
          Total current liabilities                                                       36,506,000       27,500,000
LONG-TERM DEBT AND DEFERRED INTEREST, net of current
    portion                                                                              646,956,000      650,057,000
SWAP AGREEMENTS LIABILITY                                                                         --        9,733,000
DEFERRED INCOME TAX LIABILITY                                                             24,687,000       10,059,000
                                                                                      --------------   --------------
          Total liabilities                                                              708,149,000      697,349,000
                                                                                      --------------   --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Convertible preferred stock, $.001 par value, 1,000,000 shares authorized and 310,000 shares issued and outstanding; liquidation preference of
       $1,000 per share, plus cumulative dividends at 6.5% per year, which were
       $9,236,000 as of December 31, 2000, and $10,070,000 as of June 30, 2001                    --               --
    Common stock - Class A, $.001 par value, 30,000,000 shares authorized, 22,789,000 and 22,536,000 shares issued and
       outstanding                                                                            23,000           23,000
    Common stock - Class B, $.001 par value, 150,000,000 shares
       authorized, 2,867,000 shares issued and outstanding                                     3,000            3,000
    Common stock - Class C, $.001 par value, 150,000,000 shares
       authorized, 3,132,000 shares issued and outstanding                                     3,000            3,000
    Common stock - Class D, $.001 par value, 150,000,000 shares authorized, 58,246,000 and 59,863,000 shares issued and
       outstanding                                                                            58,000           60,000
    Accumulated comprehensive income adjustments                                                 --        (6,570,000)
    Stock subscriptions receivable                                                        (9,005,000)     (30,110,000)
    Additional paid-in capital                                                         1,105,681,000    1,127,515,000
    Accumulated deficit                                                                  (39,694,000)     (79,551,000)
                                                                                      --------------   --------------
          Total stockholders' equity                                                   1,057,069,000    1,011,373,000
                                                                                      --------------   --------------
          Total liabilities and stockholders' equity                                  $1,765,218,000   $1,708,722,000
                                                                                      ==============   ==============

                   The accompanying notes are an integral part of these consolidated balance sheets.

                                       4

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2000 AND 2001
        ----------------------------------------------------------------

                                                                       Three Months Ended                 Six Months Ended
                                                                            June 30,                          June 30,
                                                                 ---------------------------------  ------------------------------
                                                                       2000             2001             2000            2001
                                                                 ----------------  ---------------  --------------  --------------
                                                                            (Unaudited)                        (Unaudited)
REVENUE:
   Broadcast revenue, including barter revenue of
   $429,000, $559,000, $1,282,000 and $1,204,000,
   respectively                                                    $ 37,231,000      $ 70,930,000    $ 62,355,000   $ 125,203,000
   Less: agency commissions                                           4,588,000         8,645,000       7,560,000      14,993,000
                                                                  -------------     -------------   -------------   -------------
       Net broadcast revenue                                         32,643,000        62,285,000      54,795,000     110,210,000
                                                                  -------------     -------------   -------------   -------------
OPERATING EXPENSES:
   Program and technical, exclusive of depreciation and
   amortization, shown separately below                               4,697,000         9,151,000       8,937,000      18,007,000
   Selling, general and administrative                               11,492,000        19,090,000      19,791,000      36,206,000
   Corporate expenses                                                 1,282,000         1,683,000       2,400,000       3,523,000
   Non-cash compensation                                                     --           237,000              --         475,000
   Depreciation and amortization                                      7,182,000        30,851,000      12,671,000      62,375,000
                                                                  -------------     -------------   -------------   -------------
       Total operating expenses                                      24,653,000        61,012,000      43,799,000     120,586,000
                                                                  -------------     -------------   -------------   -------------
      Operating income (loss)                                         7,990,000         1,273,000      10,996,000     (10,376,000)
INTEREST EXPENSE, including amortization of
deferred financing costs                                              3,665,000        14,717,000       7,247,000      30,418,000
GAIN ON SALE OF ASSETS, net                                                  --                --              --       4,272,000
OTHER INCOME (EXPENSE), net                                           5,470,000          (596,000)      9,707,000              --
                                                                  -------------     -------------   -------------   -------------
       Income (loss) before (provision) benefit for
       income taxes and extraordinary loss                            9,795,000       (14,040,000)     13,456,000     (36,522,000)
(PROVISION) BENEFIT FOR INCOME TAXES                                 (4,218,000)        4,633,000      (5,818,000)     11,942,000
                                                                  -------------     -------------   -------------   -------------
INCOME (LOSS) BEFORE EXTRAORDINARY LOSS                               5,577,000        (9,407,000)      7,638,000     (24,580,000)
                                                                  -------------     -------------    ------------   -------------
EXTRAORDINARY LOSS ON DEBT
RETIREMENT, net of taxes of $2,564,000                                       --         5,207,000              --       5,207,000
                                                                  -------------     -------------    ------------   -------------
NET INCOME (LOSS)                                                 $   5,577,000     $ (14,614,000)   $  7,638,000   $ (29,787,000)
                                                                  =============     =============    ============   =============
NET INCOME (LOSS) APPLICABLE TO
COMMON STOCKHOLDERS                                               $   5,577,000     $ (19,646,000)   $  7,638,000   $ (39,857,000)
                                                                  =============     =============    ============   =============


BASIC AND DILUTED INCOME (LOSS) PER
COMMON SHARE:

    Income (loss) before extraordinary loss                       $        0.07     $       (0.16)   $       0.09   $       (0.40)
                                                                  =============     =============    ============   =============
    Extraordinary loss                                                       --             (0.06)             --           (0.06)
                                                                  =============     =============    ============   =============
    Net income (loss)                                             $        0.07     $       (0.22)   $       0.09   $       (0.46)
                                                                  =============     =============    ============   =============
WEIGHTED AVERAGE SHARES OUTSTANDING:

   Basic                                                             84,994,000        88,252,000      83,038,000      87,532,000
                                                                  =============    ==============   =============  ==============
   Diluted                                                           85,256,000        88,252,000      83,316,000      87,532,000
                                                                  =============     =============   =============  ==============

                              The accompanying notes are an integral part of these consolidated statements.




                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

               FOR THE SIX MONTHS ENDED JUNE 30, 2001 (UNAUDITED)
               --------------------------------------------------

                                        Common     Common     Common     Common    Convertible
                                         Stock      Stock      Stock      Stock     Preferred    Comprehensive
                                        Class A    Class B    Class C    Class D      Stock         Income
                                        -------    -------    -------    -------   -----------   -------------
BALANCE, as of December 31, 2000        $23,000     $3,000     $3,000    $58,000    $     --
   Comprehensive income:
     Net loss                                --         --         --         --          --     $(29,787,000)
     Cumulative effect of change in
     accounting principle for
     derivatives, net of taxes               --         --         --         --          --       (2,630,000)
     Valuation adjustment for swap
     fair value, net of taxes                --         --         --         --          --       (3,940,000)
                                                                                                 ------------
   Comprehensive loss                                                                            $(36,357,000)
                                                                                                 ============
     Preferred stock dividends               --         --         --         --          --
     Stock sold to officer                   --         --         --      2,000          --
     Issuance of common stock for
     acquisition                             --         --         --         --          --
     Employee exercise of options            --         --         --         --          --
     Preferred stock issuance costs          --         --         --         --          --
                                        -------    -------    -------    -------   -----------
BALANCE, as of June 30, 2001
(Unaudited)                             $23,000    $ 3,000    $ 3,000    $60,000   $      --
                                        =======    =======    =======    =======   ===========

                                       Accumulated
                                      Comprehensive       Stock       Additional                         Total
                                         Income       Subscriptions     Paid-In       Accumulated     Stockholders'
                                       Adjustments      Receivable      Capital         Deficit          Equity
                                      -------------   --------------   ----------      ------------   --------------
BALANCE, as of December 31, 2000      $          --    $ (9,005,000)  $1,105,681,000   $(39,694,000)  $1,057,069,000
   Comprehensive income:
     Net loss                                    --              --               --    (29,787,000)     (29,787,000)
     Cumulative effect of change in
     accounting principle for
     derivatives, net of taxes           (2,630,000)             --               --             --       (2,630,000)
     Valuation adjustment for swap
     fair value, net of taxes            (3,940,000)             --               --             --       (3,940,000)

   Comprehensive loss

     Preferred stock dividends                   --              --               --    (10,070,000)     (10,070,000)
     Stock sold to officer                       --     (21,105,000)      21,103,000             --               --
     Issuance of common stock for
     acquisition                                 --              --          500,000             --          500,000
     Employee exercise of options                --              --          240,000             --          240,000
     Preferred stock issuance costs              --              --           (9,000)            --           (9,000)
                                      -------------   -------------   --------------   ------------   --------------
BALANCE, as of June 30, 2001
(Unaudited)                           $  (6,570,000)  $ (30,110,000)  $1,127,515,000   $(79,551,000)  $1,011,373,000
                                      =============   =============   ==============   ============   ==============


                     The accompanying notes are an integral part of these consolidated statements.

                                                         6

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 2001
                 -----------------------------------------------


                                                                                                       Six Months Ended
                                                                                                            June 30,
                                                                                               ----------------------------------
                                                                                                     2000              2001
                                                                                               ----------------  ----------------
                                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                           $      7,638,000   $   (29,787,000)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
     Depreciation and amortization                                                                   12,671,000        62,375,000
     Amortization of debt financing costs, unamortized discount and deferred interest                 2,014,000         1,016,000
     Deferred income taxes                                                                             (244,000)      (13,521,000)
     Non-cash compensation to officers                                                                       --           475,000
     Loss on sale of investments                                                                        225,000                --
     Loss on write-down of investments                                                                       --         1,206,000
     Gain on sale of assets, net                                                                             --        (4,272,000)
     Non-cash advertising revenue in exchange for equity investments                                   (658,000)               --
     Extraordinary loss on debt retirement                                                                   --         7,771,000
   Effect of change in operating assets and liabilities-
     Trade accounts receivable                                                                       (5,298,000)       (3,155,000)
     Income tax receivable                                                                                   --           476,000
     Prepaid expenses and other                                                                        (306,000)         (225,000)
     Other assets                                                                                       221,000        (1,202,000)
     Accounts payable                                                                                 1,110,000        (9,722,000)
     Accrued expenses and other                                                                       1,517,000         2,635,000
                                                                                               ----------------   ---------------
         Net cash flows from operating activities                                                    18,890,000        14,070,000
                                                                                               ----------------   ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                                (1,397,000)       (2,840,000)
   Equity investments                                                                                  (884,000)         (210,000)
   Proceeds from sale of available-for-sale investments, net                                         51,114,000                --
   Proceeds from sale of assets                                                                              --        69,254,000
   Deposits and payments for station purchases                                                     (262,244,000)      (70,286,000)
                                                                                               ----------------   ---------------
         Net cash flows from investing activities                                                  (213,411,000)       (4,082,000)
                                                                                               ----------------   ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                                                                    (32,000)     (303,648,000)
   Proceeds from debt issuances                                                                              --       300,000,000
   Payment of preferred stock issuance costs                                                                 --            (9,000)
   Payment of preferred stock dividends                                                                      --       (10,070,000)
   Deferred financing costs                                                                                  --        (7,861,000)
   Proceeds from issuance of common stock, net of issuance costs                                    335,982,000                --
   Proceeds from exercise of stock options                                                              433,000           240,000
                                                                                               ----------------   ---------------
         Net cash flows from financing activities                                                   336,383,000       (21,348,000)
                                                                                               ----------------   ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                                    141,862,000       (11,360,000)
CASH AND CASH EQUIVALENTS, beginning of period                                                        6,221,000        20,879,000
                                                                                               ----------------   ---------------
CASH AND CASH EQUIVALENTS, end of period                                                       $    148,083,000   $     9,519,000
                                                                                               ================   ===============


SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

   Cash paid for-
       Interest                                                                                $     4,756,000   $     24,788,000
                                                                                               ===============   ================
       Income taxes                                                                            $     6,068,000   $        787,000
                                                                                               ===============   ================


                          The accompanying notes are an integral part of these consolidated statements.

                                                               8

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                             JUNE 30, 2000 AND 2001
                             ----------------------

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 2000, financial statement and notes thereto included in the Company's annual report on Form 10-K/A.

2.       ACQUISITIONS AND DIVESTITURES:
         ------------------------------

In June 2001, the Company entered into an agreement to acquire WPEZ-FM, licensed to Macon, Georgia, for approximately $55.0 million. The station is in the process of being moved to a location within the Atlanta, Georgia market.

In April 2001, the Company acquired WTLC-AM, licensed to Indianapolis, Indiana, for approximately $1.1 million.

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

In February 2001, the Company acquired KTXQ-FM (formerly KDGE-FM), licensed to Gainesville, Texas, for approximately $52.5 million.

In February 2001, the Company completed the sale of WDYL-FM, licensed to Chester, Virginia, and radio stations WJMZ-FM and WPEK-FM, licensed to Anderson and Seneca, South Carolina, respectively, for approximately $52.5 million and WARV-FM, licensed to Petersburg, Virginia for approximately $1.0 million.

In February 2001, the Company acquired Nash Communications, which owned WILD-AM, licensed to Boston, Massachusetts, for approximately $4.5 million and 63,492 shares of Class D Common Stock.

3.       RECENT ACCOUNTING PRONOUNCEMENTS:
         ---------------------------------

The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" on January 1, 2001. This standard requires the Company to recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of the hedged assets, liabilities or firm commitments must be adjusted through other comprehensive income, a component of stockholders' equity.

During 2000, the Company entered into swap agreements to reduce exposure to interest rate fluctuations on certain debt commitments. The Company recorded an adjustment of approximately $2.6 million, net of an income tax benefit of approximately $1.2 million on January 1, 2001, to record the liability related to the fair value of these swap agreements. This amount was recorded as a cumulative effect of change in accounting principle, which is included as a component of accumulated comprehensive income adjustments in the accompanying balance sheet. The Company then recorded a $3.9 million valuation adjustment, net of an income tax benefit of approximately $1.9 million, to record the swaps at fair market value as of June 30, 2001. This amount is also recorded as a component of accumulated comprehensive income adjustments.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 141 (SFAS 141) "Business Combinations", which is effective for all business combinations initiated after June 30, 2001. This pronouncement requires all business combinations to be accounted for using the purchase method and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.

Also, in July 2001, FASB issued Statement of Financial Account Standard No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". This pronouncement requires a non-amortization approach to account for purchased goodwill and certain other intangible assets. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. The adoption of these accounting standards may result in certain of the intangibles being subsumed into goodwill and would have the impact of reducing the amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs or in write-down upon adoption.


4.       DEBT:
         -----

In May 2001, the Company sold $300 million of 8-7/8% Senior Subordinated Notes (Notes) due July 2011, through a private placement offering, receiving net proceeds of approximately $292 million. There were approximately $7.9 million in deferred offering costs recorded in connection with the sale, which are being amortized to interest expense over the life of the Notes using the effective interest rate method.

The proceeds of the Notes were primarily used to repay amounts owed on the Company's Bank Credit Facility (Credit Facility) and the entire balance of the 12% Senior Subordinated Notes due 2004 (Former Notes). The Company recognized an extraordinary loss of $5.2 million, net of income tax benefit of approximately $2.6 million, in the accompanying consolidated income statement related to the early retirement of the Former Notes. This loss encompassed the write-off of the remaining deferred offering costs, underwriter's discount, and prepayment penalties associated with the Former Notes.

5.       STOCKHOLDERS' EQUITY:
         ---------------------

In April 2001, the Company sold 1.5 million shares of its Class D Common Stock, at the then fair market value, to its Chief Executive Officer, in exchange for a full recourse promissory note for the purchase of the shares. This promissory note has been recorded in the stock subscriptions receivable caption in the equity section of the accompanying consolidated balance sheet as of June 30, 2001.

Also, in April 2001, the Company granted options to purchase 1.25 million shares of its Class D Common Stock, at the then fair market value, to its Chairperson, Chief Executive Officer and Chief Operating Officer.

6.       SUBSEQUENT EVENTS:
         ------------------

In August 2001, the Company completed the acquisition of Blue Chip Broadcasting, Inc., owner and operator of fifteen radio stations (WIZF-FM, licensed to Erlanger, Kentucky, WMJM-FM, licensed to Jeffersontown, Kentucky, WDJX-FM and WULV-FM, licensed to Louisville, Kentucky, WLRS-FM, licensed to Shepherdsville, Kentucky, WLXO-FM, licensed to Stamping Ground, Kentucky, WGZB-FM, licensed to Corydon, Indiana, KTTB-FM, licensed to Glencoe, Minnesota, WING-AM, licensed to Dayton, Ohio, WING-FM, licensed to Springfield, Ohio, WGTZ-FM, licensed to Eaton, Ohio, WKSW-FM, licensed to Urbana, Ohio, WJYD-FM, licensed to London, Ohio, WCKX-FM, licensed to Columbus, Ohio, WXMG-

FM, licensed to Upper Arlington, Ohio) for approximately $190.0 million in cash, stock and the retirement of outstanding debt and agreed to LMA one radio station, WDBZ-AM, licensed to Cincinnati, Ohio. The Company financed this acquisition with common stock of the Company and cash drawn from its bank credit facility.

In August 2001, the Company completed the acquisition of three radio stations (WCDX-FM, licensed to Mechanicsville, Virginia, WRHH-FM (formerly WPLZ-FM) and WGCV-AM, licensed to Petersburg, Virginia) from Sinclair Telecable, Inc. and one station WJMO-FM (formerly WJRV-FM), licensed to Richmond, Virginia from Commonwealth Broadcasting, LLC for approximately $34.0 million.

In August 2001, the Company announced that it had entered into an agreement to LMA radio station WAMJ-FM (formerly WAWE-FM), licensed to Mableton, Georgia from Mableton Investment Group, an entity in which one of the Company's principals has an interest.

In July 2001, the Company sold the assets of WJZZ-AM, licensed to Kingsley, Michigan, for approximately $225,000.

                  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                  --------------------------------------------

The Company conducts a portion of its business through its subsidiaries. All of the Company's subsidiaries (the Guarantor Subsidiaries) have fully and unconditionally guaranteed the Company's Credit Facility.

Set forth below are condensed consolidating financial statements for the Company and the Guarantor Subsidiaries as of December 31, 2000 and June 30, 2001, and for the three months and six month ended June 30, 2001 and 2000. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Guarantor Subsidiaries are not presented based on management's determination that they do not provide additional information that is material to investors.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                     --------------------------------------

                             AS OF DECEMBER 31, 2000
                             -----------------------

                                  (IN THOUSANDS)
                                  --------------

                                                           Combined
                                                          Guarantor        Radio One,
                                                         Subsidiaries         Inc.           Eliminations       Consolidated
                                                        --------------  ----------------    --------------    ----------------
                                                          (UNAUDITED)     (UNAUDITED)        (UNAUDITED)
                       ASSETS
                       ------
CURRENT ASSETS:
    Cash and cash equivalents                           $          105   $     20,774        $         --     $      20,879
    Trade accounts receivable, net of allowance for
       doubtful accounts                                         5,100         41,783                  --            46,883
    Due from Combined Guarantor Subsidiaries                        --      1,667,894          (1,667,894)               --
    Prepaid expenses and other                                     234          6,323                  --             6,557
    Income tax receivable                                           --          2,476                  --             2,476
    Deferred tax asset                                             165          2,022                  --             2,187
                                                        --------------   ------------         -----------     -------------
          Total current assets                                   5,604      1,741,272          (1,667,894)           78,982
PROPERTY AND EQUIPMENT, net                                      6,033         27,343                  --            33,376
INTANGIBLE ASSETS, net                                       1,613,123         24,057                  --         1,637,180
OTHER ASSETS                                                     2,634         13,046                  --            15,680
                                                        --------------   ------------         -----------     -------------
          Total assets                                  $    1,627,394   $  1,805,718        $ (1,667,894)    $   1,765,218
                                                        ==============   ============        ============     =============
        LIABILITIES AND STOCKHOLDERS'
        -----------------------------
                   EQUITY
                   ------
CURRENT LIABILITIES:
    Accounts payable                                    $          676   $     17,007        $         --     $      17,683
    Accrued expenses                                             1,589         12,538                  --            14,127
    Other current liabilities                                      431          4,265                  --             4,696
    Due to the Company                                       1,667,894             --          (1,667,894)               --
                                                        --------------   ------------         -----------     -------------
          Total current liabilities                          1,670,590         33,810          (1,667,894)           36,506
INVESTMENT IN SUBSIDIARIES                                          --         65,569             (65,569)               --
LONG-TERM DEBT AND DEFERRED INTEREST,
net of current portion                                              28        646,928                  --           646,956
DEFERRED INCOME TAX LIABILITY                                   22,345          2,342                  --            24,687
                                                        --------------   ------------         -----------     -------------
          Total liabilities                                  1,692,963        748,649          (1,733,463)          708,149
                                                        --------------   ------------         -----------     -------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Common stock                                                    --             87                  --                87
    Stock subscriptions receivable                                  --         (9,005)                 --            (9,005)
    Additional paid-in capital                                      --      1,105,681                  --         1,105,681
    Accumulated deficit                                        (65,569)       (39,694)             65,569           (39,694)
                                                        --------------   ------------         -----------     -------------
          Total stockholders' equity                           (65,569)     1,057,069              65,569         1,057,069
                                                        --------------   ------------         -----------     -------------
          TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                      $    1,627,394   $  1,805,718        $ (1,667,894)    $   1,765,218
                                                        ==============   ============        ============     =============

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                     CONDENSED CONSOLIDATING BALANCE SHEETS
                     --------------------------------------

                               AS OF JUNE 30, 2001
                               -------------------

                            (UNAUDITED, IN THOUSANDS)
                            -------------------------

                                                           Combined
                                                          Guarantor         Radio One,
                                                         Subsidiaries          Inc.          Eliminations        Consolidated
                                                        --------------    --------------    --------------      --------------
                       ASSETS
                       ------
CURRENT ASSETS:
    Cash and cash equivalents                           $          318    $        9,201                --      $        9,519
    Trade accounts receivable, net of allowance for
       doubtful accounts                                         5,209            44,838                --              50,047
    Due from Combined Guarantor Subsidiaries                        --         1,659,736        (1,659,736)                 --
    Prepaid expenses and other                                     531             4,384                --               4,915
    Income tax receivable                                           --             2,000                --               2,000
    Deferred tax asset                                             165             2,311                --               2,476
                                                        --------------    --------------    --------------      --------------
          Total current assets                                   6,223         1,722,470        (1,659,736)             68,957
PROPERTY AND EQUIPMENT, net                                      5,692            22,081                --              27,773
INTANGIBLE ASSETS, net                                       1,557,285            37,447                --           1,594,732
OTHER ASSETS                                                     2,574            14,686                --              17,260
                                                        --------------    --------------    --------------      --------------
          Total assets                                  $    1,571,774    $    1,796,684    $   (1,659,736)     $    1,708,722
                                                        ==============    ==============    ==============      ==============
        LIABILITIES AND STOCKHOLDERS' EQUITY
        ------------------------------------
CURRENT LIABILITIES:
    Accounts payable                                    $          455    $        7,506    $           --      $        7,961
    Accrued expenses                                             1,777            15,660                --              17,437
    Other current liabilities                                      448             1,654                --               2,102
    Due to the Company                                       1,659,736                --        (1,659,736)                 --
                                                        --------------    --------------    --------------      --------------
          Total current liabilities                          1,662,416            24,820        (1,659,736)             27,500
INVESTMENT IN SUBSIDIARIES                                          --           113,934          (113,934)                 --
LONG-TERM DEBT AND DEFERRED INTEREST,
net of current portion                                               7           650,050                --             650,057
SWAP AGREEMENTS LIABILITY                                           --             9,733                --               9,733
DEFERRED INCOME TAX LIABILITY                                   23,285           (13,226)               --              10,059
                                                        --------------    --------------    --------------      --------------
          Total liabilities                                  1,685,708           785,311        (1,773,670)            697,349
                                                        --------------    --------------    --------------      --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Common stock                                                    --                89                --                  89
    Accumulated comprehensive income
       adjustments                                                  --            (6,570)               --              (6,570)
    Stock subscriptions receivable                                  --           (30,110)               --             (30,110)
    Additional paid-in capital                                      --         1,127,515                --           1,127,515
    Accumulated deficit                                       (113,934)          (79,551)          113,934             (79,551)
                                                        --------------    --------------    --------------      --------------
          Total stockholders' equity                          (113,934)        1,011,373           113,934           1,011,373
                                                        --------------    --------------    --------------      --------------
          TOTAL LIABILITIES AND
              STOCKHOLDERS' EQUITY                      $    1,571,774    $    1,796,684    $   (1,659,736)    $     1,708,722
                                                        ==============    ==============    ==============      ==============

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                ------------------------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                     --------------------------------------

                            (UNAUDITED, IN THOUSANDS)
                             -----------------------

                                                                Combined
                                                               Guarantor        Radio One,
                                                              Subsidiaries         Inc.         Eliminations     Consolidated
                                                             --------------   --------------   ---------------  ---------------
REVENUE:
    Broadcast revenue, including barter revenue              $       16,440   $      108,763   $            --  $       125,203
    Less: agency commissions                                          1,822           13,171                --           14,993
                                                             --------------   --------------   ---------------  ---------------
       Net broadcast revenue                                         14,618           95,592                --          110,210
                                                             --------------   --------------   ---------------  ---------------
OPERATING EXPENSES:
    Program and technical                                             2,534           15,473                --           18,007
    Selling, general and administrative                               6,639           29,567                --           36,206
    Corporate expenses                                                   --            3,998                --            3,998
    Depreciation and amortization                                    53,777            8,598                --           62,375
                                                             --------------   --------------   ---------------  ---------------
       Total operating expenses                                      62,950           57,636                --          120,586
                                                             --------------   --------------   ---------------  ---------------
       Broadcast operating (loss) income                            (48,332)          37,956                --          (10,376)
INTEREST EXPENSE, including amortization of deferred
financing costs                                                          40           30,378                --           30,418
GAIN ON SALE OF ASSETS, net                                              --            4,272                --            4,272
OTHER INCOME (EXPENSE), net                                               7               (7)               --               --
                                                             --------------   --------------   ---------------  ---------------
       (Loss) income before provision for income taxes
       and extraordinary loss                                       (48,365)          11,843                --          (36,522)
BENEFIT FOR INCOME TAXES                                                 --           11,942                --           11,942
EQUITY IN LOSSES OF SUBSIDIARY                                           --          (48,365)           48,365               --
                                                             --------------   --------------   ---------------  ---------------
NET LOSS BEFORE EXTRAORDINARY LOSS                                  (48,365)         (24,580)           48,365          (24,580)
                                                             --------------   --------------   ---------------  ---------------

EXTRAORDINARY LOSS ON DEBT RETIREMENT, net of taxes                      --            5,207                --            5,207
                                                             --------------   --------------   ---------------  ---------------
NET LOSS                                                     $      (48,365)  $      (29,787)  $        48,365  $       (29,787)
                                                             ==============   ==============   ===============  ===============
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                   $      (48,365)  $      (39,857)                   $       (39,857)
                                                             ==============   ==============                    ===============

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                ------------------------------------------------

                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                    ----------------------------------------

                            (UNAUDITED, IN THOUSANDS)
                             -----------------------

                                                               Combined
                                                               Guarantor        Radio One,
                                                             Subsidiaries           Inc.         Eliminations     Consolidated
                                                            ---------------    -------------   ---------------  ---------------
REVENUE:
    Broadcast revenue, including barter revenue             $         9,572    $      61,358   $            --  $        70,930
    Less: agency commissions                                          1,054            7,591                --            8,645
                                                            ---------------    -------------   ---------------  ---------------
       Net broadcast revenue                                          8,518           53,767                --           62,285
                                                            ---------------    -------------   ---------------  ---------------
OPERATING EXPENSES:
    Program and technical                                             1,299            7,852                --            9,151
    Selling, general and administrative                               3,479           15,611                --           19,090
    Corporate expenses                                                   --            1,920                --            1,920
    Depreciation and amortization                                    28,015            2,836                --           30,851
                                                            ---------------    -------------   ---------------  ---------------
       Total operating expenses                                      32,793           28,219                --           61,012
                                                            ---------------    -------------   ---------------  ---------------
       Broadcast operating (loss) income                            (24,275)          25,548                --            1,273
INTEREST EXPENSE, including amortization of deferred
financing costs                                                          --           14,717                --           14,717
GAIN ON SALE OF ASSETS, net                                              --               --                --               --
OTHER INCOME (EXPENSE), net                                               3             (599)               --             (596)
                                                            ---------------    -------------   ---------------  ---------------
       (Loss) income before provision for income taxes
       and extraordinary loss                                       (24,272)          10,232                --          (14,040)
BENEFIT FOR INCOME TAXES                                                 --            4,633                --            4,633
EQUITY IN LOSSES OF SUBSIDIARIES                                         --          (24,272)           24,272               --
                                                            ---------------    -------------   ---------------  ---------------
NET LOSS BEFORE EXTAORDINARY LOSS                                   (24,272)          (9,407)           24,272           (9,407)
                                                            ---------------    -------------   ---------------  ---------------

EXTRAORDINARY LOSS ON DEBT RETIREMENT, net of taxes                      --            5,207                --            5,207
                                                            ---------------    -------------   ---------------  ---------------
NET LOSS                                                    $       (24,272)   $     (14,614)  $        24,272  $       (14,614)
                                                            ===============    =============   ===============  ===============
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                  $       (24,272)   $     (19,646)                   $       (19,646)
                                                            ===============    =============                    ===============

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                ------------------------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                     --------------------------------------

                            (UNAUDITED, IN THOUSANDS)
                             -----------------------

                                                              Combined
                                                              Guarantor        Radio One,
                                                             Subsidiaries         Inc.          Eliminations     Consolidated
                                                            ---------------  ---------------   ---------------  ---------------
REVENUE:
    Broadcast revenue, including barter revenue             $        14,190  $        48,165   $            --  $        62,355
    Less: agency commissions                                          1,669            5,891                --            7,560
                                                            ---------------  ---------------   ---------------  ---------------
       Net broadcast revenue                                         12,521           42,274                --           54,795
                                                            ---------------  ---------------   ---------------  ---------------
OPERATING EXPENSES:
    Program and technical                                             2,283            6,654                --            8,937
    Selling, general and administrative                               4,969           14,822                --           19,791
    Corporate expenses                                                   --            2,400                --            2,400
    Depreciation and amortization                                    10,328            2,343                --           12,671
                                                            ---------------  ---------------   ---------------  ---------------
       Total operating expenses                                      17,580           26,219                --           43,799
                                                            ---------------  ---------------   ---------------  ---------------
       Broadcast operating (loss) income                             (5,059)          16,055                --           10,996
INTEREST EXPENSE, including amortization of deferred
financing costs                                                          --            7,247                --            7,247
OTHER INCOME, net                                                         7            9,700                --            9,707
                                                            ---------------  ---------------   ---------------  ---------------
       (Loss) income before provision for income taxes
       and extraordinary loss                                        (5,052)          18,508                --           13,456
PROVISION FOR INCOME TAXES                                               --           (5,818)               --           (5,818)
EQUITY IN LOSSES OF SUBSIDIARIES                                         --           (5,052)            5,052               --
                                                            ---------------  ---------------   ---------------  ---------------
NET (LOSS) INCOME                                           $        (5,052) $         7,638   $         5,052  $         7,638
                                                            ===============  ===============   ===============  ===============
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS         $        (5,052) $         7,638                    $         7,638
                                                            ===============  ===============                    ===============

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
                ------------------------------------------------

                    FOR THE THREE MONTHS ENDED JUNE 30, 2000
                    ----------------------------------------

                            (UNAUDITED, IN THOUSANDS)
                             -----------------------

                                                              Combined
                                                              Guarantor        Radio One,
                                                             Subsidiaries          Inc.         Eliminations     Consolidated
                                                            ---------------  ---------------   ---------------  ---------------
REVENUE:
    Broadcast revenue, including barter revenue             $         8,568  $        28,663   $            --  $        37,231
    Less: agency commissions                                          1,015            3,573                --            4,588
                                                            ---------------  ---------------   ---------------  ---------------
       Net broadcast revenue                                          7,553           25,090                --           32,643
                                                            ---------------  ---------------   ---------------  ---------------
OPERATING EXPENSES:
    Program and technical                                             1,159            3,538                --            4,697
    Selling, general and administrative                               2,992            8,500                --           11,492
    Corporate expenses                                                   --            1,282                --            1,282
    Depreciation and amortization                                     5,984            1,198                --            7,182
                                                            ---------------  ---------------   ---------------  ---------------
       Total operating expenses                                      10,135           14,518                --           24,653
                                                            ---------------  ---------------   ---------------  ---------------
       Broadcast operating (loss) income                             (2,582)          10,572                --            7,990
INTEREST EXPENSE, including amortization of deferred
financing costs                                                          --            3,665                --            3,665
OTHER INCOME, net                                                         4            5,466                --            5,470
                                                            ---------------  ---------------   ---------------  ---------------
       (Loss) income before provision for income taxes
       and extraordinary loss                                        (2,578)          12,373                --            9,795
PROVISION FOR INCOME TAXES                                               --           (4,218)               --           (4,218)
EQUITY IN LOSSES OF SUBSIDIARIES                                         --           (2,578)            2,578               --
                                                            ---------------  ---------------   ---------------  ---------------
NET (LOSS) INCOME                                           $        (2,578) $         5,577   $         2,578  $         5,577
                                                            ===============  ===============   ===============  ===============
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS         $        (2,578) $         5,577                    $         5,577
                                                            ===============  ===============                    ===============

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                     CONSOLIDATING STATEMENTS OF CASH FLOWS
                     --------------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                     --------------------------------------

                            (UNAUDITED, IN THOUSANDS)
                             -----------------------

                                                               Combined
                                                              Guarantor          Radio One,
                                                             Subsidiaries           Inc.        Eliminations     Consolidated
                                                            --------------     -------------    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss) income                                        $      (48,365)    $     (29,787)   $      48,365    $     (29,787)
   Adjustments to reconcile net (loss) income to net
   cash from operating activities:
     Depreciation and amortization                                  53,777             8,598               --           62,375
     Amortization of debt financing costs, unamortized
     discount and deferred interest                                     --             1,016               --            1,016
     Deferred income taxes                                             940           (14,461)              --          (13,521)
     Non-cash compensation to officer                                   --               475               --              475
     Loss on write-off of investments                                   --             1,206               --            1,206
     Gain on sale of assets, net                                        --            (4,272)              --           (4,272)
     Extraordinary loss on debt retirement, net of taxes                --             7,771               --            7,771
     Effect of change in operating assets and
     liabilities-
       Trade accounts receivable                                      (109)           (3,046)              --           (3,155)
       Due to Corporate/from Subsidiaries                           (5,530)            5,530               --               --
       Income tax receivable                                            --               476               --              476
       Prepaid expenses and other                                     (297)               72               --             (225)
       Other assets                                                     60            (1,262)              --           (1,202)
       Accounts payable                                               (221)           (9,501)              --           (9,722)
       Accrued expenses and other                                      184             2,451               --            2,635
                                                            --------------     -------------    -------------    -------------
           Net cash flows from operating activities                    439           (34,734)          48,365           14,070
                                                            --------------     -------------    -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                 (226)           (2,614)              --           (2,840)
   Investment in subsidiaries                                           --            48,365          (48,365)              --
   Equity investments                                                   --              (210)              --             (210)
   Proceeds from sale of assets, net                                    --            69,254               --           69,254
   Deposits and payments for station purchases                          --           (70,286)              --          (70,286)
                                                            --------------     -------------    -------------    -------------
           Net cash flows from investing activities                   (226)           44,509          (48,365)          (4,082)
                                                            --------------     -------------    -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                                    --          (303,648)              --         (303,648)
   Proceeds from debt issuances                                         --           300,000               --          300,000
   Payment of preferred stock issuance costs                            --                (9)              --               (9)
   Payment of preferred stock dividends                                 --           (10,070)              --          (10,070)
   Deferred financing costs                                             --            (7,861)              --           (7,861)
   Proceeds from exercise of stock options                              --               240               --              240
                                                            --------------     -------------    -------------    -------------
           Net cash flows from financing activities                     --           (21,348)              --          (21,348)
                                                            --------------     -------------    -------------    -------------
INCREASE IN CASH AND CASH EQUIVALENTS                                  213           (11,573)              --          (11,360)
CASH AND CASH EQUIVALENTS, beginning of period                         105            20,774               --           20,879
                                                            --------------     -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, end of period                    $          318     $       9,201    $          --    $       9,519
                                                            ==============     =============    =============    =============

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                      CONSOLIDATING STATEMENTS OF CASH FLOWS
                      --------------------------------------

                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                     --------------------------------------

                            (UNAUDITED, IN THOUSANDS)
                             -----------------------


                                                                  Combined
                                                                  Guarantor
                                                                Subsidiaries     Radio One, Inc.     Eliminations     Consolidated
                                                                -------------    ---------------    --------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:

   Net (loss) income                                            $      (5,052)   $         7,638    $        5,052    $      7,638
   Adjustments to reconcile net (loss) income to net cash
   from operating activities:
     Depreciation and amortization                                     10,924              1,747                --          12,671
     Amortization of debt financing costs, unamortized
     discount and deferred interest                                        --              2,014                --           2,014
     Deferred income taxes and reduction in valuation
     reserve on deferred taxes                                             --               (244)               --            (244)
     Loss on sale of investments                                           --                225                --             225
     Non-cash advertising revenue in exchange for equity
     investments                                                           --               (658)               --            (658)
     Effect of change in operating assets and liabilities-
       Trade accounts receivable                                         (183)            (5,115)               --          (5,298)
       Due to corporate/from subsidiaries                              (5,714)             5,714                --              --
       Prepaid expenses and other                                         (50)              (256)               --            (306)
       Other assets                                                        11                210                --             221
       Accounts payable                                                    25              1,085                --           1,110
       Accrued expenses and other                                         105              1,412                --           1,517
                                                                -------------    ---------------    --------------    ------------
           Net cash flows from operating activities                        66             13,772             5,052          18,890
                                                                -------------    ---------------    --------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                      --             (1,397)               --          (1,397)
   Investment in subsidiary                                                --              5,052            (5,052)             --
   Equity investments                                                      --               (884)               --            (884)
   Proceeds from sale of available-for-sale investments, net               --             51,114                --          51,114
   Deposits and payments for station purchases                             --           (262,244)               --        (262,244)
                                                                -------------    ---------------    --------------    ------------
           Net cash flows from investing activities                                     (208,359)           (5,052)       (213,411)
                                                                -------------    ---------------    --------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:

   Repayment of debt                                                       --                (32)               --             (32)
   Proceeds from issuance of common stock, net of issuance
   costs                                                                   --            335,982                --         335,982
   Proceeds from exercise of stock options                                 --                433                --             433
                                                                -------------    ---------------    --------------    ------------
           Net cash flows from financing activities                        --            336,383                --         336,383
                                                                -------------    ---------------    --------------    ------------
INCREASE IN CASH AND CASH EQUIVALENTS                                      66            141,796                --         141,862
CASH AND CASH EQUIVALENTS, beginning of period                             31              6,190                --           6,221
                                                                -------------    ---------------    --------------    ------------
CASH AND CASH EQUIVALENTS, end of period                        $          97    $       147,986    $           --    $    148,083
                                                                =============    ===============    ==============    ============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2000.

                              RESULTS OF OPERATIONS
                              ---------------------

  Comparison of periods ended June 30, 2000 to the periods ended June 30, 2001
    (all periods are unaudited - all numbers in 000s except per share data).

                                                Three months         Three months             Six months             Six months
                                                    ended                ended                  ended                   ended
                                                  June 30,             June 30,                June 30,                June 30,
                                                    2000                 2001                    2000                   2001
                                                -------------        -------------          ---------------        --------------

STATEMENT OF OPERATIONS DATA:

REVENUE:

   Broadcast revenue                                 $ 37,231           $   70,930                 $ 62,355           $   125,203
   Less: Agency commissions                             4,588                8,645                    7,560                14,993
                                                -------------        -------------          ---------------        --------------
      Net broadcast revenue                            32,643               62,285                   54,795               110,210
                                                -------------        -------------          ---------------        --------------

OPERATING EXPENSES:
   Programming and technical                            4,697                9,151                    8,937                18,007
   Selling, G&A                                        11,492               19,090                   19,791                36,206
   Corporate expenses                                   1,282                1,683                    2,400                 3,523
   Non-cash compensation                                    -                  237                        -                   475
   Depreciation & amortization                          7,182               30,851                   12,671                62,375
                                                -------------        -------------          ---------------        --------------
      Total operating expenses                         24,653               61,012                   43,799               120,586
                                                -------------        -------------          ---------------        --------------

        Operating income (loss)                         7,990                1,273                   10,996               (10,376)

INTEREST EXPENSE                                        3,665               14,717                    7,247                30,418
GAIN ON SALE OF ASSETS, net                                 -                    -                        -                 4,272
OTHER INCOME (EXPENSE), net                             5,470                 (596)                   9,707                     -
                                                -------------        -------------          ---------------        --------------

        Income (loss) before provision                  9,795              (14,040)                  13,456               (36,522)
        (benefit) for income taxes

 PROVISION (BENEFIT) FOR
 INCOME TAXES                                           4,218               (4,633)                   5,818               (11,942)
                                                -------------        -------------          ---------------        --------------
        Net income (loss) before                        5,577               (9,407)                   7,638               (24,580)
        extraordinary item

EXTRAORDINARY LOSS ON DEBT RETIREMENT, net of
taxes                                                       -                5,207                        -                 5,207
                                                -------------        -------------          ---------------        --------------

        Net income (loss)                            $  5,577           $  (14,614)                $  7,638           $   (29,787)
                                                =============        =============          ===============        ==============

        Net income (loss) applicable to
        common shareholders                          $  5,577            $ (19,646)                 $  7,638           $  (39,857)
                                                =============        =============          ===============        ==============

                                                     Three months        Three months         Six months         Six months
                                                        ended               ended               ended              ended
                                                       June 30,            June 30,            June 30,           June 30,
                                                         2000                2001                2000               2001
                                                     ------------        ------------         ----------         ----------

BASIC AND DILUTED PER SHARE DATA:
  Net income (loss) before extraordinary item
  per share                                           $   0.07              $ (0.11)          $   0.09            $ (0.28)
  Extraordinary item per share                              --                (0.06)                --              (0.06)
  Net income (loss) per share                             0.07                (0.17)              0.09              (0.34)

  Net income (loss) per share before
  extraordinary item applicable to common
  shareholders                                        $   0.07              $ (0.16)          $   0.09            $ (0.40)
  Extraordinary item per share                              --                (0.06)                --              (0.06)
  Net income (loss)  per share applicable to
  common shareholders                                     0.07                (0.22)              0.09              (0.46)

OTHER DATA:
  Broadcast cash flow (a)                             $ 16,454              $ 34,044          $ 26,067            $ 55,997
  Broadcast cash flow margin                             50.4%                 54.7%             47.6%               50.8%
  EBITDA (b)                                          $ 15,172              $ 32,361          $ 23,667            $ 52,474
  EBITDA margin                                          46.5%                 52.0%             43.2%               47.6%
  After-tax cash flow (c)                             $ 12,277              $ 13,963          $ 19,726            $ 16,078
  Capital expenditures                                     829                 1,189             1,397               2,840

  Weighted average shares outstanding -
  basic (d)                                             84,994                88,252            83,038              87,532
  Weighted average shares outstanding -                 85,256                88,917            83,316              88,036
  diluted (e)

SAME STATION RESULTS (f):
  Net revenue                                         $ 32,618              $ 34,036          $ 54,770            $ 57,239
  Broadcast cash flow                                   16,428                18,501            26,041              28,798
  Broadcast cash flow margin                             50.4%                 54.4%             47.5%               50.3%


Net broadcast revenue increased to approximately $62.3 million for the quarter ended June 30, 2001 from approximately $32.6 million for the quarter ended June 30, 2000 or 91%. Net broadcast revenue increased to approximately $110.2 million for the six months ended June 30, 2001 from approximately $54.8 million for the six months ended June 30, 2000 or 101%. These increases in net broadcast revenue were the result of continuing broadcast revenue growth in many of the Company's markets in which it has operated for at least one year as the Company benefited from historical ratings increases at certain of its radio stations. Additional revenue gains of approximately $23.5 million and $45.0 million for the quarter and six months ended June 30, 2001, respectively, were derived from the Company's 2000 acquisition of radio stations from Clear Channel Communications and AMFM.

         Operating expenses excluding depreciation, amortization and non-cash compensation increased to approximately $29.9 million for the quarter ended June 30, 2001 from approximately $17.5 million for the quarter ended June 30, 2000 or 71%. Operating expenses excluding depreciation, amortization and non-cash compensation increased to approximately $57.7 million for the six months ended June 30, 2001 from approximately $31.1 million for the six months ended June 30, 2000 or 86%. These increases in expenses were related to the Company's rapid expansion within all of the markets in which it operates including increased variable costs associated with increased revenue, as well as start-up and expansion expenses in its newer markets as well as higher costs associated with operating as a public company.

         Broadcast operating income was approximately $1.3 million for the quarter ended June 30, 2001 compared to broadcast operating income of $8.0 million for the quarter ended June 30, 2000. Broadcast operating loss was approximately $10.4 million for the six months ended June 30, 2001 compared to the broadcast operating income of $11 million for the quarter ended June 30, 2000. These decreases in net broadcast operating income were attributable to higher revenue as described above more than offset by higher depreciation and amortization expenses associated with the Company's several acquisitions made in 2000 and 2001.

         Interest expense increased to approximately $14.7 million for the quarter ended June 30, 2001 from approximately $3.7 million for the quarter ended June 30, 2000 or 297%. Interest expense increased to approximately $30.4 million for the six months ended June 30, 2001 from approximately $7.2 million for the six months ended June 30, 2000 or 322%. These increases relate primarily to borrowings associated with the acquisition of radio stations from Clear Channel Communications and AMFM.

         Other (expense) income was approximately $(0.6) million for the quarter ended June 30, 2001 compared to approximately $5.5 million for the quarter ended June 30, 2000. This change was the result of an approximately $1.2 million write-down of the Company's investment in NetNoir, Inc. partially offset by interest income. Other income decreased to zero for the six months ended June 30, 2001 from approximately $9.7 million for the six months ended June 30, 2000. This decrease was due to the Company having normalized cash balance levels during the first half of 2001 as compared to high cash and investment balances resulting from its follow-on equity offerings in November 1999 and March 2000 completed in anticipation of the acquisition of radio stations from Clear Channel Communications and AMFM, which was consummated in August 2000.

         (Loss) income before provision for income taxes was approximately $(14.0) million for the quarter ended June 30, 2001 compared to approximately $9.8 million for the quarter ended June 30, 2000. (Loss) income before provision for income taxes was approximately $(36.5) million for the six months ended June 30, 2001 compared to approximately $13.5 million for the six months ended June 30, 2000. These changes were due to lower operating income due to higher non-cash charges and higher interest expense due to higher levels of debt outstanding as outlined above.

         Net (loss) income was approximately $(14.6) million for the quarter ended June 30, 2001 compared to $5.6 million for the quarter ended June 30, 2000. Net (loss) income was approximately $(29.8) million for the six months ended June 30, 2001 compared to approximately $7.6 million for the six months ended June 30, 2000. These changes were due to the (loss) before provision for income taxes versus income before provision for income taxes in the previous year's periods as well as an extraordinary charge in conjunction with the Company's refinancing of its 12% Senior Subordinated Notes with a new offering of 8-7/8% Senior Subordinated Notes in May 2001, partially offset by a tax benefit compared to a tax provision during last year's periods.

         Broadcast cash flow increased to approximately $34.0 million for the quarter ended June 30, 2001 from approximately $16.5 million for the quarter ended June 30, 2000 or 106%. Broadcast cash flow increased to approximately $56.0 million for the six months ended June 30, 2001 from approximately $26.1 million for the six months ended June 30, 2000 or 115%. These increases were attributable to the increases in broadcast revenue partially offset by higher operating expenses as described above.

         Earnings before interest, taxes, depreciation, and amortization (EBITDA), and excluding non-cash compensation expense, increased to approximately $32.4 million for the quarter ended June 30, 2001 from approximately $15.2 million for the quarter ended June 30, 2000 or 113%. Earnings before interest, taxes, depreciation, and amortization (EBITDA), and excluding non-cash compensation expense, increased to approximately $52.5 million for the six months ended June 30, 2001 from approximately $23.7 million for the six months ended June 30, 2000 or 122%. These increases were attributable to the increase in broadcast revenue partially offset by higher operating expenses and higher corporate expenses associated with the costs of operating as a public company.

   The table above includes information regarding broadcast cash flow, EBITDA, and after-tax cash flow. Broadcast cash flow, EBITDA, and after-tax cash flow are not measures of performance or liquidity calculated in accordance with GAAP, however we believe that these measures are useful to an investor in evaluating the Company because these measures are widely used in the broadcast industry as a measure of a radio broadcasting company's performance. Nevertheless, broadcast cash flow, EBITDA and after-tax cash flow should not be considered in isolation from or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. Moreover, because broadcast cash flow, EBITDA and after-tax cash flow are not measures calculated in accordance with GAAP, these performance measures are not necessarily comparable to similarly titled measures employed by other companies.

(a) "Broadcast cash flow" is defined as broadcast operating income plus corporate expenses (including non-cash compensation) and depreciation and amortization of both tangible and intangible assets.

(b) "EBITDA" is defined as earnings before interest, taxes, depreciation, amortization and non-cash compensation.

(c) "After-tax cash flow" is defined as income before income taxes and extraordinary items plus depreciation, amortization and non-cash compensation, non-cash interest expense and non-cash loss/(gain) on investments, less the current income tax liability/(benefit) and preferred stock dividends.

(d) As of June 30, 2001 the Company had 88,252,000 shares of Common Stock outstanding on a weighted average basis for the quarter.

(e) As of June 30, 2001 the Company had 88,917,000 shares of Common Stock outstanding on a weighted average basis for the quarter, diluted for outstanding stock options.

(f) Same station results include results only for those stations owned and/or operated by the Company for the full one-year period in question.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         The Company's primary source of liquidity is cash provided by operations and, to the extent necessary, commitments available under the Company's Credit Facility. The Credit Facility contains covenants limiting the Company's ability to incur additional debt and additional liens, make dividends and other payments with respect to the Company's equity securities, make new investments and sell assets. The Credit Facility also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit the Company's ability to borrow or otherwise raise funds in the credit and capital markets.

         The Company has used, and may continue to use, a significant portion of the Company's capital resources to consummate acquisitions. These acquisitions were or will be funded from (i) the Company's Credit Facility (ii) the proceeds of the historical offerings of the Company's common stock and preferred stock,
(iii) the proceeds of future common and /or preferred stock, and /or debt offerings, and (iv) internally generated cash flow.

         The Company's balance of cash and cash equivalents was approximately $20.9 million as of December 31, 2000. The Company's balance of cash and cash equivalents was approximately $9.5 million as of June 30, 2001. This decrease resulted primarily from preferred dividend and credit facility payments, escrow deposits on the acquisitions of Blue Chip Broadcasting, Inc. and radio station WPEZ-FM, and operating activities during the six months of 2001. The Company has entered into a bank credit facility under which the Company has borrowed $350.0 million in term loans and may borrow up to $250.0 million on a revolving basis, and which the Company has historically drawn down as capital was required, primarily for acquisitions. As of June 30, 2001, the Company had $250.0 million available to be drawn.

         Net cash flows from operating activities decreased to approximately $14.1 million for the six months ended June 30, 2001 from approximately $18.9 million for the six months ended June 30, 2000 or 25%. This decrease was due to lower net income, increased deferred income taxes, higher trade accounts receivable and lower accounts payable partially offset by an extraordinary loss associated with the Company's retirement of the 12% Senior Subordinated Notes and higher depreciation and amortization charges. Non-cash expenses of depreciation and amortization increased to approximately $62.4 million for the six months ended June 30, 2001 from approximately $12.7 million for the six months ended June 30, 2000 or 391% due primarily to acquisitions in 2000, particularly the acquisition of stations from Clear Channel Communications and AMFM.

         Net cash flows from investing activities decreased to approximately $4.1 million for the six months ended June 30, 2001 compared to an approximately $213.0 million decrease for the six months ended June 30, 2000. During the six months ended June 30, 2001 the Company acquired Nash Communications, which owned and operated WILD-AM, in the Boston, Massachusetts market, for approximately $5.0 million. The Company acquired WTLC-AM and the intellectual property of WTLC-FM, in the Indianapolis, Indiana market for approximately $8.2 million. The Company also acquired KTXQ-FM (formerly KDGE-FM), in the Dallas, Texas market for approximately $52.5 million. Also during the six months ended June 30, 2001 the Company completed the sale of KJOI-AM (formerly KLUV-AM) in Dallas, Texas, for approximately $16.0 million. The Company also completed the sale of WDYL-FM in Richmond, Virginia, and two radio stations, WJMZ-FM and WPEK-FM, in the Greenville, South Carolina market for approximately $52.5 million and WARV-FM in the Richmond, Virginia market for approximately $1.0 million. The Company also made escrow deposits of $5.0 million for the acquisition of Blue Chip Broadcasting, Inc. and $2.8 million on the anticipated acquisition of WPEZ-FM, which is in the process of being moved to the Atlanta, Georgia market. During the six months ended June 30, 2001, the Company made purchases of capital equipment totaling approximately $2.8 million. During the six months ended June 30, 2000, the Company acquired WPLY-FM in the Philadelphia, Pennsylvania market for approximately $80.0 million. The Company also acquired Davis Broadcasting, Inc., owner and operator of six radio stations in the Charlotte, North Carolina and Augusta, Georgia markets for approximately $24.2 million, and three radio stations and one low power television station in the Indianapolis, Indiana market for approximately $40.0 million. The Company also made an escrow deposit of approximately $130.3 million for the August 2000 acquisition of 12 radio stations from Clear Channel Communications and AMFM.

     Net cash flows for financing activities decreased to approximately $21.3 million for the six months ended June 30, 2001 compared to an increase of approximately $336.4 million for the six months ended June 30, 2000. The decrease in 2001 was primarily driven by debt repayment and preferred stock dividend payments. The Company completed the sale of $300.0 million of 8-7/8% Subordinated Notes due July 2011 in May 2001. The proceeds from the notes were used to repay $200.0 million of the Company's Credit Facility and also redeem the Company's 12% Senior Subordinated Notes due 2004 (Former Notes). In addition, the Company paid approximately $10.0 million in preferred stock dividends. During the six months ended June 30, 2000, the Company had completed a public offering of common stock that raised net proceeds of approximately $336.0 million. Most of the proceeds were used to fund the Company's acquisitions in 2000.

     As a result of the aforementioned, cash and cash equivalents decreased by $11.4 million during the six months ended June 30, 2001 compared to an increase of approximately $141.9 million during the six months ended June 30, 2000.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations" and No. 142 (SFAS 142) "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations to be accounted for using the purchase method. SFAS 142 requires a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operation, but instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the carrying value of goodwill and certain intangibles is more than its fair value. The Company will adopt the provisions of these two statements on January 1, 2002. The adoption of these pronouncements may result in the reduction of amortization of goodwill and intangibles. Management has not quantified the impact of these statements on the statement of operations.

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

Item 2.  Changes in Securities and Use of Proceeds

         In April 2001, the Company sold to Alfred C. Liggins, III, its Chief Executive Officer, 1.5 million unregistered shares of the Company's Class D Common Stock. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.   Defaults Upon Senior Securities

          None.

Item 4.   Submission of Matters to a Vote of Security Holders

          On June 5, 2001, the Company held the Annual Meeting of its holders of Common Stock pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated April 24, 2001, a copy of which has been filed previously with the Securities and Exchange Commission. Stockholders were asked to vote upon the following proposals:

          1. The election of Brian W. McNeill and Terry L. Jones as Class A directors to serve until the 2002 annual meeting of Stockholders or until their successors are duly elected and qualified.

          2. The election of Catherine L. Hughes, Alfred C. Liggins, III, Larry D. Marcus, D. Geoffrey Armstrong, and L. Ross Love as directors to serve until the 2002 annual meeting of Stockholders or until their successors are duly elected and qualified.

          3. The amendment of the Company's Amended and Restated Bylaws to permit the filling of vacancies on the Board of Directors by majority vote of the Stockholders or the Board of Directors.

          4. The ratification of the amendment to the 1999 Option and Restricted Stock Grant Plan increasing the number of shares of class D common stock reserved for issuance under the Plan from 2,816,198 shares to 3,816,198 shares.

          5. The ratification of the appointment of Arthur Andersen LLP as independent public accountants for the Company for the fiscal year ended December 31, 2001.

         All proposals were adopted by a majority of the holders of Common Stock. The results of the vote tabulation were as follows:

                                                                                          NUMBER OF VOTES
                                                                                          ---------------

                                                                                  Class A                 Class B
                                                                                  -------                 -------

                          PROPOSAL 1
                          ----------

                          McNeill

                                                 For                                20,447,132                   N/A

                                                 Withhold Authority                    130,276                   N/A

                          Jones

                                                 For                                20,447,132                   N/A

                                                 Withhold Authority                    130,276                   N/A

                          PROPOSAL 2
                          ----------

                          Hughes

                                                 For                                17,140,430            28,618,430

                                                 Withhold Authority                  3,436,978                   N/A

                          Liggins

                                                 For                                17,140,430            28,618,430

                                                 Withhold Authority                  3,436,978                     0

                          Marcus

                                                 For                                20,447,432            28,618,430

                                                 Withhold Authority                    129,976                     0

                          Armstrong

                                                 For                                20,447,432            28,618,430

                                                 Withhold Authority                    129,976                     0

                          Love

                                                 For                                20,441,782            28,618,430

                                                 Withhold Authority                    135,626                     0

                                                                                     Class A               Class B
                                                                                     -------               -------

                          PROPOSAL 3
                          ----------
                                                 For                                17,037,235            28,618,430

                                                 Against                             2,137,060                     0

                                                 Abstain                                 3,679                     0

                                                 Broker Non-Votes                    1,399,434                     0

                          PROPOSAL 4
                          ----------

                                                 For                                11,210,688            28,618,430

                                                 Against                             9,338,357                     0

                                                 Abstain                                28,363                     0

                          PROPOSAL 5
                          ----------

                                                 For                                16,447,132            28,618,430

                                                 Against                             4,128,249                     0

                                                 Abstain                                 2,026                     0

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

             3.2 Amended and Restated By-laws of Radio One, Inc., amended as of June 5, 2001.

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

     4.10 Registration Rights Agreement, dated as of July 14, 2000, by and among Radio One, Inc., and Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Bank of America Securities LLC, and First Union Securities, Inc., as the Initial Purchasers of Radio One, Inc.'s 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 000-25969; Film No. 698190)).

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

     4.14 Indenture dated May 18, 2001 among Radio One, Inc., the Guarantors listed therein, and United States Trust Company of New York (incorporated by reference to Radio One's Registration Statement on Form S-4, filed July 17, 2001 (File No. 333-65278; Film No. 1683373)).

     4.15 Form of 8-7/8% Senior Subordinated Notes, due 2011 governed by the Indenture dated May 18, 2001 (incorporated by reference to Radio One's Registration Statement on Form S-4, filed July 17, 2001 (File No. 333-65278; Film No. 1683373).

     4.16 Registration Rights Agreement dated May 18, 2001 among Radio One, Inc., the Guarantors, Banc of America Securities LLC, Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., Blaylock & Partners, L.P., First Union Securities, Inc., Morgan Stanley & Co. Incorporated and TD Securities (USA) Inc. (incorporated by reference to Radio One's Registration Statement on Form S-4, filed July 17, 2001 (File No. 333-65278; Film No. 1683373)).

    10.65 Asset Purchase Agreement dated June 21, 2001 between Radio One, Inc. and U.S. Broadcasting Limited Partnership.

    10.66 Employment Agreement dated April 9, 2001 between Radio One, Inc. and Alfred C. Liggins, III.

(b)      REPORTS ON FORM 8-K

          The Company filed a Form 8-K/A dated April 9, 2001 to amend its Form 8-K filed on February 8, 2001. The Company added the Financial Statements of the Business Acquired required by Item 7(a) and the Pro Forma Financial Information required by Item 7(b).

          The Company filed a Form 8-K dated April 18, 2001 for the purpose of
(i) disclosing its intention to sell $300 million of ten year subordinated notes, and (ii) updating its revenue and broadcast cash flow guidance for its fiscal year ending December 31, 2001.

          The Company filed a Form 8-K dated May 4, 2001 for the purpose of (i) releasing its results of operations for the first quarter of 2001, and (ii) disclosing its sale of $300 million in 8-7/8% senior subordinated notes due July 2011.

         The Company filed a Form 8-K dated May 16, 2001 disclosing its updated guidance for interest expense and shares outstanding for the second quarter of its fiscal year ending December 31, 2001.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RADIO ONE, INC.

                              /s/   Scott R. Royster
                            ----------------------------------------------------
August 14, 2001             Scott R. Royster
                            Executive Vice President and Chief Financial Officer
                            (Principal Accounting Officer)