Form 10-Q
period 2001-09-30
RADIO ONE INC
filed 2001-11-14
CIK 1041657

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001
                          Commission File No. 0-25969

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

                             Yes   X      No
                                 -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                       Outstanding at November 6, 2001
   -------------------------------------     ---------------------------------
   Class A Common Stock, $.001 Par Value                  22,464,857
   Class B Common Stock, $.001 Par Value                   2,867,463
   Class C Common Stock, $.001 Par Value                   3,132,458
   Class D Common Stock, $.001 Par Value                  65,728,247

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------
                                   Form 10-Q

                    For the Quarter Ended September 30, 2001

                               TABLE OF CONTENTS
                               -----------------

                                                                                                                         Page
                                                                                                                         ----
PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements..........................................................................................   3
          Consolidated Balance Sheets as of December 31, 2000 and September 30, 2001 (Unaudited)........................   4
          Consolidated Statements of Operations for the Three Months and Nine Months Ended
            September 30, 2000 and 2001 (Unaudited).....................................................................   5
          Consolidated Statement of Changes in Stockholders' Equity  for the Nine Months Ended
            September 30, 2001 (Unaudited)..............................................................................   6
          Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2000 and 2001 (Unaudited).......   7
          Notes to Consolidated Financial Statements September 30, 2000 and 2001 (Unaudited)............................   8
          Condensed Consolidating Financial Statements..................................................................  12
          Condensed Consolidating Balance Sheet as of September 30, 2001 (Unaudited)....................................  13
          Condensed Consolidating Balance Sheet as of December 31, 2000.................................................  14
          Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2001 (Unaudited)......  15
          Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2001 (Unaudited).....  16
          Condensed Consolidating Statement of Operations for the Nine Months Ended September 30, 2000 (Unaudited)......  17
          Condensed Consolidating Statement of Operations for the Three Months Ended September 30, 2000 (Unaudited).....  18
          Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2001 (Unaudited)................  19
          Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2000 (Unaudited)................  20

1Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.......................... 21

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.............................................................................................  29

Item 2.   Changes in Securities and Use of Proceeds.....................................................................  29

Item 3.   Defaults Upon Senior Securities...............................................................................  29

Item 4.   Submission of Matters to a Vote of Security Holders...........................................................  29

Item 5.   Other Information.............................................................................................  29

Item 6.   Exhibits and Reports on Form 8-K..............................................................................  29

SIGNATURE...............................................................................................................  31

                        PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements

(See pages 4-20 -- This page intentionally left blank.)

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------
                          Consolidated Balance Sheets
                          ---------------------------
                As of December 31, 2000 and September 30, 2001
                ----------------------------------------------

                                                                                         December 31,          September 30,
                                                                                             2000                   2001
                                                                                        --------------        --------------
                                                                                                                (Unaudited)
                                    ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                                              $   20,879,000        $   18,978,000
 Trade accounts receivable, net of allowance for doubtful accounts of $5,506,000            46,883,000            58,832,000
  and $6,633,000, respectively
 Prepaid expenses and other                                                                  6,557,000             5,117,000
 Income tax receivable                                                                       2,476,000             2,000,000
 Deferred income taxes                                                                       2,187,000             2,476,000
                                                                                        --------------        --------------
   Total current assets                                                                     78,982,000            87,403,000
PROPERTY AND EQUIPMENT, NET                                                                 33,376,000            37,191,000
INTANGIBLE ASSETS, NET                                                                   1,637,180,000         1,773,870,000
OTHER ASSETS                                                                                15,680,000            12,278,000
                                                                                        --------------        --------------
   Total assets                                                                         $1,765,218,000        $1,910,742,000
                                                                                        ==============        ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                                       $   17,683,000        $    8,010,000
 Accrued expenses                                                                           14,127,000            28,471,000
 Other current liabilities                                                                   4,696,000             2,505,000
                                                                                        --------------        --------------
   Total current liabilities                                                                36,506,000            38,986,000
LONG-TERM DEBT AND DEFERRED INTEREST                                                       646,956,000           780,049,000
SWAP AGREEMENTS LIABILITY                                                                           --            14,084,000
DEFERRED INCOME TAX LIABILITY                                                               24,687,000             3,306,000
                                                                                        --------------        --------------
   Total liabilities                                                                       708,149,000           836,425,000
                                                                                        --------------        --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Common stock - Class A, $.001 par value, 30,000,000 shares authorized,                         23,000                23,000
  22,789,000 and 22,541,000 shares issued and outstanding
 Common stock - Class B, $.001 par value, 150,000,000 shares authorized,                         3,000                 3,000
  2,867,000 shares issued and outstanding
 Common stock - Class C, $.001 par value, 150,000,000 shares authorized,                         3,000                 3,000
  3,132,000 shares issued and outstanding
 Common stock - Class D, $.001 par value, 150,000,000 shares authorized,                        58,000                66,000
  58,246,000 and 65,651,000 shares issued and outstanding
 Convertible preferred stock, $.001 par value, 1,000,000 shares authorized and                      --                    --
  310,000 shares issued and outstanding; liquidation preference of $1,000 per share plus cumulative dividends at 6-1/2% per year, which were $4,198,000 as of December 31, 2000, and $4,196,000 as of September 30, 2001
 Accumulated comprehensive income adjustments                                                       --            (9,485,000)
 Stock subscriptions receivable                                                             (9,005,000)          (30,110,000)
 Additional paid-in capital                                                              1,105,681,000         1,208,492,000
 Accumulated deficit                                                                       (39,694,000)          (94,675,000)
                                                                                        --------------        --------------
   Total stockholders' equity                                                            1,057,069,000         1,074,317,000
                                                                                        --------------        --------------
   Total liabilities and stockholders' equity                                           $1,765,218,000        $1,910,742,000
                                                                                        ==============        ==============

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------
                     Consolidated Statements of Operations
                   ----------------------------------------
    For the Three Months and Nine Months Ended September 30, 2000 and 2001
    ----------------------------------------------------------------------

                                                              Three Months Ended                  Nine Months Ended
                                                                 September 30,                      September 30,
                                                         -------------------------------    -------------------------------
                                                             2000              2001              2000             2001
                                                         -------------    --------------    -------------    --------------
                                                                 (Unaudited)                        (Unaudited)
REVENUE:
 Broadcast revenue, including barter revenue of
  $670,000, $932,000, $1,952,000 and $2,136,000,
  respectively                                            $48,914,000      $ 75,033,000      $111,269,000     $200,236,000
 Less:  agency commissions                                  6,028,000         8,827,000        13,588,000       23,820,000
                                                         -------------    --------------    -------------    --------------
   Net broadcast revenue                                   42,886,000        66,206,000        97,681,000      176,416,000
                                                         -------------    --------------    -------------    --------------
OPERATING EXPENSES:
 Program and technical, exclusive of depreciation
  and amortization shown separately below                   6,404,000        10,531,000        15,341,000       28,538,000
 Selling, general and administrative                       14,167,000        21,238,000        33,958,000       57,444,000
 Corporate expenses                                         1,825,000         2,353,000         4,225,000        5,876,000
 Stock-based compensation                                          --           238,000                --          713,000
 Depreciation and amortization                             17,726,000        31,662,000        30,397,000       94,037,000
                                                         -------------    --------------    -------------    --------------
   Total operating expenses                                40,122,000        66,022,000        83,921,000      186,608,000
                                                         -------------    --------------    -------------    --------------
   Broadcast operating income (loss)                        2,764,000           184,000        13,760,000      (10,192,000)
INTEREST EXPENSE, including amortization of
 deferred financing costs                                   8,970,000        15,993,000        16,217,000       46,411,000
(LOSS) GAIN ON SALE OF ASSETS, net                                 --           (44,000)               --        4,228,000
OTHER INCOME, net                                           9,735,000           630,000        19,442,000          630,000
                                                         -------------    --------------    -------------    --------------
   Income (loss) before (provision) benefit for
    income taxes and extraordinary loss                     3,529,000       (15,223,000)       16,985,000      (51,745,000)
(PROVISION) BENEFIT FOR INCOME TAXES                       (7,550,000)        5,134,000       (13,368,000)      17,076,000
                                                         -------------    --------------    -------------    --------------
   (Loss) income before extraordinary loss                 (4,021,000)      (10,089,000)        3,617,000      (34,669,000)
EXTRAORDINARY LOSS ON DEBT RETIREMENT, net of taxes
 of $2,564,000                                                     --                --                --        5,207,000
                                                         -------------    --------------    -------------    --------------
   NET (LOSS) INCOME                                      $(4,021,000)     $(10,089,000)     $  3,617,000     $(39,876,000)
                                                         =============    ==============    =============    ==============

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                $(8,219,000)     $(15,124,000)     $   (581,000)    $(54,981,000)
                                                         =============    ==============    ==============   ==============
BASIC AND DILUTED LOSS PER COMMON SHARE:
 Net loss before extraordinary loss                            $(0.10)           $(0.16)           $(0.01)          $(0.56)
 Extraordinary loss                                                --                --                --            (0.06)
                                                         -------------    --------------    --------------   --------------
   Net loss                                                    $(0.10)           $(0.16)           $(0.01)          $(0.62)
                                                         =============    ==============    ==============   ==============
WEIGHTED AVERAGE SHARES OUTSTANDING:
 Basic and diluted                                         85,494,000        91,687,000        83,862,000       88,936,000
                                                         =============    ==============    ==============   ==============

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

           Consolidated Statement of Changes in Stockholders' Equity
           ---------------------------------------------------------

            for the Nine Months Ended September 30, 2001 (Unaudited)
            --------------------------------------------------------




                                               Common      Common      Common       Common      Convertible
                                               Stock        Stock       Stock       Stock        Preferred      Comprehensive
                                              Class A      Class B     Class C     Class D         Stock            Income
                                              --------     -------     -------     --------     -----------     --------------
BALANCE, as of December 31, 2000               $23,000      $3,000      $3,000      $58,000       $      --

 Comprehensive income:
   Net loss                                         --          --          --           --              --      $(39,876,000)
   Cumulative effect of change in
   accounting principle for
   derivatives, net of taxes                        --          --          --           --              --        (2,630,000)
   Valuation adjustment for swap
   fair value, net of taxes                         --          --          --           --              --        (6,855,000)
                                                                                                                 ------------
 Comprehensive loss:                                                                                             $(49,361,000)
                                                                                                                 ============
   Preferred stock dividends                        --          --          --           --              --
   Stock sold to officer                            --          --          --        2,000              --
   Issuance of common stock for
   acquisition                                      --          --          --        6,000              --
   Employee exercise of options                     --          --          --           --              --
   Preferred stock issuance costs                   --          --          --           --              --
                                              --------     -------     -------      -------     -----------
BALANCE, as of September 30, 2001
(Unaudited)                                    $23,000      $3,000      $3,000      $66,000       $      --
                                              ========     =======     =======      =======     ===========


                                            Accumulated
                                           Comprehensive       Stock         Additional
                                               Income      Subscriptions       Paid-In       Accumulated    Total Stockholders'
                                            Adjustments      Receivable        Capital         Deficit             Equity
                                           --------------  --------------  ---------------  --------------  --------------------
BALANCE, as of December 31, 2000             $        --    $ (9,005,000)  $1,105,681,000    $(39,694,000)       $1,057,069,000

 Comprehensive income:
   Net loss                                           --              --               --     (39,876,000)          (39,876,000)
   Cumulative effect of change in
   accounting principle for
   derivatives, net of taxes                  (2,630,000)             --               --              --            (2,630,000)
   Valuation adjustment for swap
   fair value, net of taxes                   (6,855,000)             --               --              --            (6,855,000)

 Comprehensive loss:

   Preferred stock dividends                          --              --               --     (15,105,000)          (15,105,000)
   Stock sold to officer                              --      (21,105,00)      21,103,000              --                    --
   Issuance of common stock for
   acquisition                                        --              --       81,327,000              --            81,333,000
   Employee exercise of options                       --              --          390,000              --               390,000
   Preferred stock issuance costs                     --              --           (9,000)             --                (9,000)
                                           -------------   -------------   --------------    ------------        --------------
BALANCE, as of September 30, 2001
(Unaudited)                                  $(9,485,000)   $(30,110,000)  $1,208,492,000    $(94,675,000)       $1,074,317,000
                                           =============   =============   ==============    ============        ==============

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------
                    Consolidated Statements of Cash Flows
                    -------------------------------------
            For the Nine Months Ended September 30, 2000 and 2001
            -----------------------------------------------------


                                                                                              2000               2001
                                                                                           ----------         -----------
                                                                                                     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                    $     3,617,000     $   (39,876,000)
   Adjustments to reconcile net income (loss) to net cash from operating activities:
     Depreciation and amortization                                                           30,397,000          94,037,000
     Amortization of debt financing costs, unamortized discount and deferred
     interest                                                                                 2,361,000           1,454,000
     Deferred income taxes                                                                    7,550,000         (18,838,000)
     Non-cash compensation to officer                                                                --             713,000
     Loss on sale of investments                                                                254,000           1,206,000
     Gain on sale of assets                                                                          --          (4,228,000)
     Non-cash advertising revenue in exchange for equity investments                           (683,000)                 --
     Extraordinary loss on debt retirement                                                           --           7,771,000
     Effect of change in operating assets and liabilities-
       Trade accounts receivable                                                            (13,285,000)         (4,508,000)
       Income tax receivable                                                                         --             476,000
       Prepaid expenses and other                                                               118,000            (565,000)
       Other assets                                                                             180,000            (138,000)
       Accounts payable                                                                       6,893,000         (10,193,000)
       Accrued expenses and other                                                             6,808,000           8,654,000
                                                                                        ---------------     ---------------
           Net cash flows from operating activities                                          44,210,000          35,965,000
                                                                                        ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                        (2,316,000)         (4,810,000)
   Equity investments                                                                          (934,000)           (447,000)
   Proceeds from sale of investments, net                                                   245,803,000          69,432,000
   Deposits and payments for station purchases                                           (1,458,516,000)       (205,540,000)
                                                                                        ---------------     ---------------
           Net cash flows from investing activities                                      (1,215,963,000)       (141,365,000)
                                                                                        ---------------     ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                                                            (65,000)       (308,719,000)
   Proceeds from debt issuances                                                                      --         300,000,000
   Payment of preferred stock issuance costs                                                         --              (9,000)
   Payment of preferred stock dividends                                                              --         (15,105,000)
   Deferred financing costs                                                                  (6,069,000)         (8,058,000)
   Proceeds from issuance of common stock, net of issuance costs                            335,982,000                  --
   Proceeds from exercise of stock options                                                      900,000             390,000
   Proceeds from issuance of preferred stock, net of issuance costs                         299,935,000                  --
   Proceeds from credit facility                                                            570,000,000         135,000,000
                                                                                        ---------------     ---------------
           Net cash flows from financing activities                                       1,200,683,000         103,499,000
                                                                                        ---------------     ---------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             28,930,000          (1,901,000)
CASH AND CASH EQUIVALENTS, beginning of period                                                6,221,000          20,879,000
                                                                                        ---------------     ---------------
CASH AND CASH EQUIVALENTS, end of period                                                $    35,151,000     $    18,978,000
                                                                                        ===============     ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for-
     Interest                                                                           $     5,602,000     $    31,349,000
                                                                                        ===============     ===============
     Income taxes                                                                       $     6,192,000     $     1,280,000
                                                                                        ===============     ===============

                       RADIO ONE, INC. AND SUBSIDIARIES
                        -------------------------------

                  Notes to Consolidated Financial Statements
                  ------------------------------------------

                          September 30, 2000 and 2001
                          ---------------------------



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
   -------------------------------------------

Organization and Business
-------------------------

Radio One, Inc. (a Delaware corporation referred to as Radio One) and subsidiaries (collectively referred to as the Company) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and/or operates radio stations in the Washington, D.C.; Baltimore, Maryland; Philadelphia, Pennsylvania; Detroit, Michigan; Atlanta and Augusta, Georgia; Columbus, Dayton, Cincinnati and Cleveland, Ohio; St. Louis, Missouri; Richmond, Virginia; Boston, Massachusetts, Charlotte and Raleigh, North Carolina; Indianapolis, Indiana; Houston and Dallas, Texas; Miami, Florida; Los Angeles, California; Minneapolis, Minnesota; and Lexington and Louisville, Kentucky markets.

The Company has been making and may continue to make significant acquisitions of radio stations, which may require it to incur new debt. The service of this debt could require the Company to make significant debt service payments. The Company's operating results are significantly affected by its share of the audience in markets where it has stations.

Basis of Presentation
---------------------

The accompanying consolidated financial statements include the accounts of Radio One and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The accompanying consolidated financial statements are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 2000 financial statements and notes thereto included in the Company's annual report on Form 10-K/A.

2.  ACQUISITIONS AND DIVESTITURES:
    ------------------------------

In August 2001, the Company completed the acquisition of Blue Chip Broadcasting, Inc., owner and/or operator of sixteen radio stations (WIZF-FM, licensed to Erlanger, Kentucky, WMJM-FM, licensed to Jeffersontown, Kentucky, WDJX-FM and WULV-FM, licensed to Louisville, Kentucky, WLRS-FM, licensed to Shepherdsville, Kentucky, WLXO-FM, licensed to Stamping Ground, Kentucky, WGZB-FM, licensed to Corydon, Indiana, KTTB-FM, licensed to Glencoe, Minnesota, WDHT-FM (formerly WING-FM), licensed to Dayton, Ohio, WING-AM, licensed to Springfield, Ohio, WGTZ-FM, licensed to Eaton, Ohio, WKSW-FM, licensed to Urbana, Ohio, WJYD-FM, licensed to London, Ohio, WCKX-FM, licensed to Columbus, Ohio, WXMG-FM, licensed to Upper Arlington, Ohio and WBLO-FM, licensed to Charlestown, Kentucky, which was operated under a local marketing agreement (LMA)), for approximately $106.0 million in cash, 5,773,824 shares of class D common stock and the assumption of outstanding debt. The Company financed the acquisition with common stock of the Company and cash drawn from its bank credit facility. In connection with the transaction, the Company also entered into an LMA with Blue Chip Communications, Inc. for WDBZ-AM, licensed to Cincinnati, Ohio. This acquisition resulted in the recording of approximately $175.4 million of intangible assets. This purchase price allocation is based upon preliminary estimates made by management.

In August 2001, the Company completed the acquisition of three radio stations (WCDX-FM, licensed to Mechanicsville, Virginia, WRHH-FM (formerly WPLZ-FM) and WGCV-AM, licensed to Petersburg, Virginia) from Sinclair Telecable, Inc. and one station WJMO-FM (formerly WJRV-FM), licensed to Richmond, Virginia, from Commonwealth Broadcasting, LLC for approximately $34.0 million in cash.

In August 2001, the Company commenced the operation of WAMJ-FM (formerly WAWE-
FM), licensed to Mableton, Georgia, under an LMA with the Mableton Investment Group, LLC, an entity in which one of the Company's executive officers and one of its directors have an interest.

In July 2001, the Company sold the assets of WJZZ-AM, licensed to Kingsley, Michigan, for approximately $225,000 in cash.

In June 2001, the Company entered into an agreement to acquire WHTA-FM (formerly WPEZ-FM), licensed to Macon, Georgia, which is now serving the Atlanta, Georgia market, for approximately $55.0 million in cash. The Company began operating this station under an LMA in October 2001.

In April 2001, the Company acquired WTLC-AM, licensed to Indianapolis, Indiana, for approximately $1.1 million in cash.

In March 2001, the Company completed the sale of KJOI-AM (formerly KLUV-AM), licensed to Dallas, Texas, for approximately $16.0 million in cash.

In February 2001, the Company acquired the intellectual property of WTLC-FM, licensed to Indianapolis, Indiana, for approximately $7.2 million in cash.

In February 2001, the Company acquired KTXQ-FM (formerly KDGE-FM), licensed to Gainsville, Texas, for approximately $52.5 million in cash.

In February 2001, the Company completed the sale of WDYL-FM in Richmond, Virginia, and two radio stations, WJMZ-FM and WPEK-FM, licensed to Anderson and Seneca, South Carolina, respectively, for approximately $52.5 million in cash and WARV-FM licensed to Petersburg, Virginia for approximately $1.0 million in cash.

In February 2001, the Company acquired Nash Communications Corporation, which owned WILD-AM, licensed to Boston, Massachusetts, for approximately $4.5 million in cash and 63,492 shares of class A common stock.

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

During 2000, the Company entered into swap agreements to reduce exposure to interest rate fluctuations on certain debt commitments. The Company recorded an adjustment of approximately $2.6 million, net of an income tax benefit of approximately $1.2 million on January 1, 2001, to record the liability related to the fair value of these swap agreements. This amount was recorded as a cumulative effect of change in accounting principle, which is included as a component of accumulated comprehensive income adjustments in the accompanying consolidated balance sheet. The Company then recorded a $6.9 million valuation adjustment, net of an income tax benefit of approximately $3.3 million, to record the swaps at fair market value as of September 30, 2001. This amount is also recorded as a component of accumulated comprehensive income adjustments.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. This pronouncement requires all business combinations to be accounted for using the purchase method and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill.

Also, in July 2001, FASB issued Statement of Financial Accounting Standard No. 142 (SFAS 142) "Goodwill and Other Intangible Assets." This pronouncement requires a non-amortization approach to account for purchased goodwill and certain other intangible assets. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. The provisions of each statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. The adoption of these accounting standards may result in certain of the intangibles being subsumed into goodwill and would have the impact of reducing the amortization of goodwill and intangibles commencing January 1, 2002; however impairment reviews may result in future periodic write-downs or in write-down upon adoption.

4.  DEBT:
    -----

In May 2001, the Company sold $300.0 million of 8-7/8% Senior Subordinated Notes (Notes) due 2011, through a private offering, receiving net proceeds of approximately $292.0 million. There were approximately $7.9 million in deferred offering costs recorded in connection with the sale, which are being amortized to interest expense over the life of the Notes using the effective interest rate method.

The proceeds of the Notes were primarily used to repay amounts owed on the Company's bank credit facility and the entire balance of the 12% Senior Subordinated Notes due 2004 (Former Notes). The Company recognized an extraordinary loss of $5.2 million, net of income tax benefit of approximately $2.6 million, in the accompanying consolidated income statement related to the early retirement of the Former Notes. This loss encompassed the write-off of the remaining deferred offering costs, underwriter's discount and prepayment penalties associated with the Former Notes.

5.  STOCKHOLDERS' EQUITY:
    ---------------------

In April 2001, the Company sold 1.5 million shares of its class D common stock, at the then fair market value, to its Chief Executive Officer, in exchange for a full recourse promissory note for the purchase of the shares. This promissory note has been recorded in the stock subscriptions receivable caption in the equity section of the accompanying consolidated balance sheet as of September 30, 2001.

Also, on April 9, 2001, the Company granted options to purchase an aggregate of
1.25 million shares of its class D common stock, at the then fair market value, to its Chairperson, Chief Executive Officer and Chief Operating Officer.

6.  SUBSEQUENT EVENT:
    -----------------

In October 2001, the Company completed the sale of WLXO-FM, serving the Lexington, Kentucky market, for approximately $400,000. All proceeds of the sale were paid to the former stockholders of Blue Chip Broadcasting, Inc. As a result, the Company no longer owns or operates a radio station in the Lexington, Kentucky market.

                 CONDENSED CONSOLIDATING FINANCIAL STATEMENTS
                 --------------------------------------------

The Company conducts a portion of its business through its subsidiaries. All of the Company's subsidiaries (Subsidiary Guarantors) have fully and unconditionally guaranteed the Company's 8-7/8% Senior Subordinated Notes due 2011.

Set forth below are condensed consolidating financial statements for the Company and the Subsidiary Guarantors as of September 30, 2001 and December 31, 2000, and for the three month and nine month periods ended September 30, 2001 and 2000. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                     CONDENSED CONSOLIDATING BALANCE SHEET
                     -------------------------------------

                            AS OF SEPTEMBER 30, 2001
                            ------------------------

                           (UNAUDITED, IN THOUSANDS)
                           -------------------------




                                                                  Combined
                                                                  Guarantor
                                                                 Subsidiaries      Radio One, Inc.   Eliminations   Consolidated
                                                                 ------------      ---------------   ------------   ------------
                         ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                         $      167        $   18,811   $         --     $   18,978
 Trade accounts receivable, net of allowance for
   doubtful accounts                                                   11,936            46,896             --         58,832
 Due from Combined Guarantor Subsidiaries                                  --         1,689,024     (1,689,024)            --
 Prepaid expenses and other                                             1,034             4,083             --          5,117
 Income tax receivable                                                     --             2,000             --          2,000
 Deferred tax asset                                                       165             2,311             --          2,476
                                                                   ----------        ----------    ------------    ----------
     Total current assets                                              13,302         1,763,125     (1,689,024)        87,403
PROPERTY AND EQUIPMENT, net                                            12,872            24,319             --         37,191
INTANGIBLE ASSETS, net                                              1,549,101           224,769             --      1,773,870
OTHER ASSETS                                                            2,614             9,664             --         12,278
                                                                   ----------        ----------    ------------    ----------
     Total assets                                                  $1,577,889        $2,021,877    $(1,689,024)    $1,910,742
                                                                   ==========        ==========    ===========     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                  $    1,142        $    6,868    $        --     $    8,010
 Accrued expenses                                                       3,498            24,973             --         28,471
 Other current liabilities                                                326             2,179             --          2,505
 Due to the Company                                                 1,689,024                --     (1,689,024)            --
                                                                   ----------        ----------    ------------    ----------
     Total current liabilities                                      1,693,990            34,020     (1,689,024)        38,986
INVESTMENT IN SUBSIDIARIES                                                 --           138,965       (138,965)            --
LONG-TERM DEBT AND DEFERRED INTEREST                                       18           780,031             --        780,049
SWAP AGREEMENTS LIABILITY                                                  --            14,084             --         14,084
DEFERRED INCOME TAX LIABILITY                                          22,846           (19,540)            --          3,306
                                                                   ----------        ----------    ------------    ----------
     Total liabilities                                              1,716,854           947,560     (1,827,989)       836,425
                                                                   ----------        ----------    ------------    ----------
COMMITMENTS AND CONTINGENCIES                                                                               --
STOCKHOLDERS' EQUITY:
 Common stock                                                              --                95             --             95
 Accumulated comprehensive income
   adjustments                                                             --            (9,485)            --         (9,485)
 Stock subscriptions receivable                                            --           (30,110)            --        (30,110)
 Additional paid-in capital                                                --         1,208,492             --      1,208,492
 Accumulated deficit                                                 (138,965)          (94,675)       138,965        (94,675)
                                                                   ----------        ----------    ------------    ----------
     Total stockholders' equity                                      (138,965)        1,074,317        138,965      1,074,317
                                                                   ----------        ----------    ------------    ----------
     Total liabilities and                                         $1,577,889        $2,021,877    $(1,689,024)    $1,910,742
     stockholders' equity                                          ==========        ==========    ===========     ==========

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                     CONDENSED CONSOLIDATING BALANCE SHEET
                     -------------------------------------

                            AS OF DECEMBER 31, 2000
                            -----------------------

                                 (IN THOUSANDS)
                                 --------------



                                                           Combined Guarantor
                                                              Subsidiaries      Radio One, Inc.   Eliminations   Consolidated
                                                              ------------      ---------------   ------------   ------------
                         ASSETS                               (Unaudited)         (Unaudited)      (Unaudited)
CURRENT ASSETS:
 Cash and cash equivalents                                         $      105        $   20,774   $         --     $   20,879
 Trade accounts receivable, net of allowance for
   doubtful accounts                                                    5,100            41,783             --         46,883
 Due from Combined Guarantor Subsidiaries                                  --         1,667,894     (1,667,894)            --
 Prepaid expenses and other                                               234             6,323             --          6,557
 Income tax receivable                                                     --             2,476             --          2,476
 Deferred tax asset                                                       165             2,022             --          2,187
                                                                   ----------        ----------   -------------    ----------
     Total current assets                                               5,604         1,741,272     (1,667,894)        78,982
PROPERTY AND EQUIPMENT, net                                             6,033            27,343             --         33,376
INTANGIBLE ASSETS, net                                              1,613,123            24,057             --      1,637,180
OTHER ASSETS                                                            2,634            13,046             --         15,680
                                                                   ----------        ----------   -------------    ----------
     Total assets                                                  $1,627,394        $1,805,718   $ (1,667,894)    $1,765,218
                                                                   ==========        ==========   ============     ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
 Accounts payable                                                  $      676        $   17,007   $         --     $   17,683
 Accrued expenses                                                       1,589            12,538             --         14,127
 Other current liabilities                                                431             4,265             --          4,696
 Due to the Company                                                 1,667,894                --     (1,667,894)            --
                                                                   ----------        ----------   -------------    ----------
     Total current liabilities                                      1,670,590            33,810     (1,667,894)        36,506
INVESTMENT IN SUBSIDIARIES                                                 --            65,569        (65,569)            --
LONG-TERM DEBT AND DEFERRED INTEREST                                       28           646,928             --        646,956
DEFERRED INCOME TAX LIABILITY                                          22,345             2,342             --         24,687
                                                                   ----------        ----------   -------------    ----------
     Total liabilities                                              1,692,963           748,649     (1,733,463)       708,149
                                                                   ----------        ----------   -------------    ----------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
 Common stock                                                              --                87             --             87
 Stock subscriptions receivable                                            --            (9,005)            --         (9,005)
 Additional paid-in capital                                                --         1,105,681             --      1,105,681
 Accumulated deficit                                                  (65,569)          (39,694)        65,569        (39,694)
                                                                   ----------        ----------   -------------    ----------
     Total stockholders' equity                                       (65,569)        1,057,069         65,569      1,057,069
                                                                   ----------        ----------   -------------    ----------
     Total liabilities and                                         $1,627,394        $1,805,718   $ (1,667,894)    $1,765,218
      stockholders' equity                                         ==========        ==========   ============     ==========

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                -----------------------------------------------

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                 --------------------------------------------

                           (UNAUDITED, IN THOUSANDS)
                           -------------------------



                                                                     Combined
                                                                     Guarantor          Radio One,
                                                                    Subsidiaries           Inc.        Eliminations  Consolidated
                                                                   --------------      ------------    ------------  ------------

REVENUE:
  Broadcast revenue, including barter revenue                      $       30,217      $    170,019    $        --   $   200,236
  Less:  agency commissions                                                 3,330            20,490             --        23,820
                                                                   --------------      ------------    -----------   -----------
     Net broadcast revenue                                                 26,887           149,529             --       176,416
                                                                   --------------      ------------    -----------   -----------
OPERATING EXPENSES:
  Program and technical                                                     5,078            23,460             --        28,538
  Selling, general and administrative                                      12,237            45,207             --        57,444
  Corporate expenses                                                           --             6,589             --         6,589
  Depreciation and amortization                                            82,763            11,274             --        94,037
                                                                   --------------      ------------    -----------   -----------
     Total operating expenses                                             100,078            86,530             --       186,608
                                                                   --------------      ------------    -----------   -----------
     Broadcast operating (loss) income                                    (73,191)           62,999             --       (10,192)
INTEREST EXPENSE, including amortization of deferred
 financing costs                                                              210            46,201             --        46,411
GAIN ON SALE OF ASSETS, net                                                    --             4,228             --         4,228
OTHER INCOME, net                                                              10               620             --           630
                                                                   --------------      ------------    -----------   -----------
    (Loss) income before benefit for income taxes and
     extraordinary loss                                                   (73,391)           21,646             --       (51,745)
BENEFIT FOR INCOME TAXES                                                       --            17,076             --        17,076
EQUITY IN LOSSES OF SUBSIDIARY                                                 --           (73,391)        73,391            --
                                                                   --------------      ------------    -----------   -----------
NET LOSS BEFORE EXTRAORDINARY LOSS                                        (73,391)          (34,669)        73,391       (34,669)
EXTRAORDINARY LOSS ON DEBT RETIREMENT, net of taxes                            --             5,207             --         5,207
                                                                   --------------      ------------    -----------   -----------
NET LOSS                                                           $      (73,391)     $    (39,876)   $    73,391   $   (39,876)
                                                                   ==============      ============    ===========   ===========
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                         $      (73,391)     $    (54,981)                 $   (54,981)
                                                                   ==============      ============                  ===========

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                -----------------------------------------------

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001
                 ---------------------------------------------

                           (UNAUDITED, IN THOUSANDS)
                           -------------------------


                                                                      Combined
                                                                      Guarantor          Radio One,
                                                                    Subsidiaries            Inc.      Eliminations   Consolidated
                                                                   --------------       -----------   ------------   ------------

REVENUE:
  Broadcast revenue, including barter revenue                     $    13,777        $   61,256      $      --     $  75,033
  Less:  agency commissions                                             1,508             7,319             --         8,827
                                                                  -----------        ----------      ---------     ---------
     Net broadcast revenue                                             12,269            53,937             --        66,206
                                                                  -----------        ----------      ---------     ---------
OPERATING EXPENSES:
  Program and technical                                                 2,544             7,987             --        10,531
  Selling, general and administrative                                   5,598            15,640             --        21,238
  Corporate expenses                                                       --             2,591             --         2,591
  Depreciation and amortization                                        28,986             2,676             --        31,662
                                                                  -----------        ----------      ---------     ---------
     Total operating expenses                                          37,128            28,894             --        66,022
                                                                  -----------        ----------      ---------     ---------
     Broadcast operating (loss) income                                (24,859)           25,043             --           184
INTEREST EXPENSE, including amortization of deferred
 financing costs                                                          170            15,823             --        15,993
LOSS ON SALE OF ASSETS, net                                                --                44             --            44
OTHER INCOME, net                                                           3               627             --           630
                                                                  -----------        ----------      ---------     ---------
     (Loss) income before benefit for income taxes                    (25,026)            9,803             --       (15,223)
BENEFIT FOR INCOME TAXES                                                   --             5,134             --         5,134
EQUITY IN LOSSES OF SUBSIDIARIES                                                        (25,026)        25,026            --
                                                                  -----------        ----------      ---------     ---------
NET LOSS                                                          $   (25,026)       $  (10,089)     $  25,026     $ (10,089)
                                                                  ===========        ==========      =========     =========
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                        $   (25,026)       $  (15,124)                   $ (15,124)
                                                                  ===========        ==========                    =========

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                -----------------------------------------------

                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                  --------------------------------------------

                           (UNAUDITED, IN THOUSANDS)
                           -------------------------



                                                                       Combined
                                                                       Guarantor      Radio One,
                                                                     Subsidiaries        Inc.        Eliminations     Consolidated
                                                                     ------------     ----------     ------------     ------------
REVENUE:

 Broadcast revenue, including barter revenue                             $ 23,247       $ 88,022          $    --         $111,269
 Less:  agency commissions                                                  2,763         10,825               --           13,588
                                                                         --------       --------          -------         --------
   Net broadcast revenue                                                   20,484         77,197               --           97,681
                                                                         --------       --------          -------         --------
OPERATING EXPENSES:
 Program and technical                                                      3,541         11,800               --           15,341
 Selling, general and administrative                                        8,351         25,607               --           33,958
 Corporate expenses                                                            --          4,225               --            4,225
 Depreciation and amortization                                             25,373          5,024               --           30,397
                                                                         --------       --------          -------         --------
   Total operating expenses                                                37,265         46,656               --           83,921
                                                                         --------       --------          -------         --------
   Broadcast operating (loss) income                                      (16,781)        30,541               --           13,760
INTEREST EXPENSE, including amortization of deferred
 financing costs                                                               91         16,126               --           16,217
OTHER INCOME, net                                                               9         19,433                            19,442
                                                                         --------       --------          -------         --------
   (Loss) income before provision for income taxes                        (16,863)        33,848               --           16,985
PROVISION FOR INCOME TAXES                                                     --        (13,368)                          (13,368)
EQUITY IN LOSSES OF SUBSIDIARIES                                               --        (16,863)          16,863               --
                                                                         --------       --------          -------         --------
NET (LOSS) INCOME                                                        $(16,863)      $  3,617          $16,863         $  3,617
                                                                         ========       ========          =======         ========
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                               $(16,863)      $   (581)                         $   (581)
                                                                         ========       ========                          ========

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
                -----------------------------------------------

                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000
                 ---------------------------------------------

                           (UNAUDITED, IN THOUSANDS)
                           -------------------------



                                                                       Combined
                                                                       Guarantor      Radio One,
                                                                     Subsidiaries        Inc.        Eliminations     Consolidated
                                                                     ------------     ----------     ------------     ------------
REVENUE:
 Broadcast revenue, including barter revenue                             $  9,057       $ 39,857          $    --          $48,914
 Less:  agency commissions                                                  1,094          4,934               --            6,028
                                                                         --------       --------          -------         --------
   Net broadcast revenue                                                    7,963         34,923               --           42,886
                                                                         --------       --------          -------         --------
OPERATING EXPENSES:
 Program and technical                                                      1,258          5,146               --            6,404
 Selling, general and administrative                                        3,382         10,785               --           14,167
 Corporate expenses                                                            --          1,825               --            1,825
 Depreciation and amortization                                             15,045          2,681               --           17,726
                                                                         --------       --------          -------         --------
   Total operating expenses                                                19,685         20,437               --           40,122
                                                                         --------       --------          -------         --------
   Broadcast operating (loss) income                                      (11,722)        14,486               --            2,764
INTEREST EXPENSE, including amortization of deferred
 financing costs                                                               91          8,879               --            8,970
OTHER INCOME, net                                                               2          9,733               --            9,735
                                                                         --------       --------          -------         --------
   (Loss) income before provision for income taxes                        (11,811)        15,340               --            3,529
PROVISION FOR INCOME TAXES                                                     --         (7,550)              --           (7,550)
EQUITY IN LOSSES OF SUBSIDIARIES                                               --        (11,811)          11,811               --
                                                                         --------       --------          -------         --------
NET LOSS                                                                 $(11,811)      $ (4,021)         $11,811          $(4,021)
                                                                         ========       ========          =======         ========
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                               $(11,811)      $ (8,219)                          $(8,219)
                                                                         ========       ========                          ========

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                     -------------------------------------

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                 --------------------------------------------

                           (UNAUDITED, IN THOUSANDS)
                           -------------------------



                                                                     Combined
                                                                     Guarantor          Radio One,
                                                                    Subsidiaries           Inc.         Eliminations   Consolidated
                                                                 ------------------   ---------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         $   (73,391)      $   (39,876)    $   73,391     $  (39,876)
  Adjustments to reconcile net loss to net cash from operating activities:
     Depreciation and amortization                                      82,763            11,274             --         94,037
     Amortization of debt financing costs, unamortized discount
      and deferred interest                                                 --             1,454             --          1,454
     Deferred income taxes and reduction in valuation reserve on
      deferred taxes                                                       500           (19,338)            --        (18,838)
     Non-cash compensation to officer                                       --               713             --            713
     Loss on write-off of investments                                       --             1,206             --          1,206
     Gain on sale of assets, net                                            --            (4,228)            --         (4,228)
     Extraordinary loss on debt retirement                                  --             7,771             --          7,771
     Effect of change in operating assets and liabilities-
       Trade accounts receivable                                        (6,836)            2,328             --         (4,508)
       Due to Corporate/from Subsidiaries                               (3,495)            3,495             --             --
       Income tax receivable                                                --               476             --            476
       Prepaid expenses and other                                         (800)              235             --           (565)
       Other assets                                                        (26)             (112)            --           (138)
       Accounts payable                                                    466           (10,659)            --        (10,193)
       Accrued expenses and other                                        1,107             7,547             --          8,654
                                                                   -----------       -----------     ----------     ----------
          Net cash flows from operating activities                         288           (37,714)        73,391         35,965
                                                                   -----------       -----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                      (226)           (4,584)            --         (4,810)
  Investment in Subsidiaries                                                --            73,391        (73,391)            --
  Equity investments                                                        --              (447)            --           (447)
  Proceeds from sale of assets                                              --            69,432             --         69,432
  Deposits and payments for station purchases                               --          (205,540)            --       (205,540)
                                                                   -----------       -----------     ----------     ----------
          Net cash flows from investing activities                        (226)          (67,748)       (73,391)      (141,365)
                                                                   -----------       -----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                         --          (308,719)            --       (308,719)
  Proceeds from debt issuances                                              --           300,000             --        300,000
  Payment of preferred stock issuance costs                                 --                (9)            --             (9)
  Payment of preferred stock dividends                                      --           (15,105)            --        (15,105)
  Deferred financing costs                                                  --            (8,058)            --         (8,058)
  Proceeds from exercise of stock options                                   --               390             --            390
  Proceeds from credit facility                                             --           135,000             --        135,000
                                                                   -----------       -----------     ----------     ----------
          Net cash flows from financing activities                          --           103,499             --        103,499
                                                                   -----------       -----------     ----------     ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            62            (1,963)            --         (1,901)
CASH AND CASH EQUIVALENTS, beginning of period                             105            20,774             --         20,870
                                                                   -----------       -----------     ----------     ----------
CASH AND CASH EQUIVALENTS, end of period                           $       167       $    18,811     $       --      $  18,978
                                                                   ===========       ===========     ==========     ==========

                       RADIO ONE, INC. AND SUBSIDIARIES
                       --------------------------------

                     CONSOLIDATING STATEMENT OF CASH FLOWS
                     -------------------------------------

                 FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                 --------------------------------------------

                           (UNAUDITED, IN THOUSANDS)
                           -------------------------




                                                                     Combined
                                                                     Guarantor         Radio One,
                                                                   Subsidiaries           Inc.         Eliminations   Consolidated
                                                                 ------------------   ---------------   ------------   ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                                                   $(16,863)      $     3,617       $ 16,863    $     3,617
  Adjustments to reconcile net (loss) income to net cash from operating activities:
   Depreciation and amortization                                        26,441             3,956             --         30,397
   Amortization of debt financing costs, unamortized discount                                                      --
    and deferred interest                                                   --             2,361                         2,361
   Deferred income taxes and reduction in valuation reserve on                                                     --
    deferred taxes                                                         200             7,350                         7,550
   Loss on sale of investments                                              --               254                           254
   Non-cash advertising revenue in exchange for equity
    investments                                                             --              (683)            --           (683)
   Effect of change in operating assets and liabilities-
    Trade accounts receivable                                           (1,459)          (11,826)            --        (13,285)
    Due to corporate/from subsidiaries                                  (8,589)            8,589             --             --
    Prepaid expenses and other                                             (75)              193             --            118
    Other assets                                                            17               163             --            180
    Accounts payable                                                       155             6,738             --          6,893
    Accrued expenses and other                                             248             6,560             --          6,808
                                                                   -----------       -----------     ----------     ----------
          Net cash flows from operating activities                          75            27,272         16,863         44,210
                                                                   -----------       -----------     ----------     ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                                        --            (2,316)            --         (2,316)
  Investment in subsidiary                                                  --            16,863        (16,863)            --
  Equity investments                                                        --              (934)            --           (934)
  Proceeds from sale of investments, net                                    --           245,803             --        245,803
  Deposits and payments for station purchases                               --        (1,458,516)            --     (1,458,516)
                                                                   -----------       -----------     ----------     ----------
          Net cash flows from investing activities                          --        (1,199,100)       (16,863)    (1,215,963)
                                                                   -----------       -----------     ----------     ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt                                                         --               (65)            --            (65)
  Proceeds from credit facility                                             --           570,000                       570,000
  Deferred financing costs                                                  --            (6,069)                       (6,069)
  Proceeds from issuance of common stock, net of issuance costs             --           335,982             --        335,982
  Proceeds from exercise of stock options                                   --               900                           900
  Proceeds from issuance of preferred stock, net of issuance
   costs                                                                    --           299,935             --        299,935
                                                                   -----------       -----------     ----------     ----------
          Net cash flows from financing activities                          --         1,200,683             --      1,200,683
                                                                   -----------       -----------     ----------     ----------
INCREASE IN CASH AND CASH EQUIVALENTS                                       75            28,855             --         28,930
CASH AND CASH EQUIVALENTS, beginning of period                              31             6,190             --          6,221
                                                                   -----------       -----------     ----------     ----------
CASH AND CASH EQUIVALENTS, end of period                           $       106      $     35,045     $       --     $   35,151
                                                                   ===========      ============     ==========     ==========


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

The table below includes information regarding (a) broadcast cash flow,
(b) EBITDA, and (c) after-tax cash flow. Broadcast cash flow, EBITDA, and after-tax cash flow are not measures of performance or liquidity calculated in accordance with GAAP, however we believe that these measures are useful to an investor in evaluating the Company because these measures are widely used in the broadcast industry as a measure of a radio broadcasting company's performance. Nevertheless, broadcast cash flow, EBITDA and after-tax cash flow should not be considered in isolation from nor as substitutes for operating income, net income, cash flow, or other consolidated income or cash flow statement data computed in accordance with GAAP, nor as a measure of the Company's profitability or liquidity. Despite their limitations, broadcast cash flow and EBITDA are widely used in the broadcasting industry to measure a company's operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, particularly in the case of acquisitions. By eliminating such effects, broadcast cash flow provides a meaningful measure of comparative radio station performance, and EBITDA provides a meaningful measure of overall Company performance after taking into account corporate operating expenses related to the employment of the senior management team and other overhead costs associated with running a large, publicly-traded broadcasting company.

                             RESULTS OF OPERATIONS
                             ---------------------

                Comparison of periods ended September 30, 2000
                    to the periods ended September 30, 2001
   (all periods are unaudited - all numbers in 000s except per share data).


                                          Three months ended     Three months ended     Nine months ended     Nine months ended
                                              September 30,          September 30,          September 30,         September 30,
                                                  2000                   2001                  2000                  2001
                                          ------------------     ------------------     -----------------     -----------------
STATEMENT OF OPERATIONS DATA:
REVENUE:
   Broadcast revenue                              $48,914               $ 75,033              $111,269              $200,236
   Less: Agency commissions                         6,028                  8,827                13,588                23,820
                                          ---------------        ---------------        --------------        --------------
      Net broadcast revenue                        42,886                 66,206                97,681               176,416
                                          ---------------        ---------------        --------------        --------------

OPERATING EXPENSES:
   Programming and technical                        6,404                 10,531                15,341                28,538
   Selling, G&A                                    14,167                 21,238                33,958                57,444
   Corporate expenses                               1,825                  2,353                 4,225                 5,876
   Non-cash compensation                                -                    238                     -                   713
   Depreciation & amortization                     17,726                 31,662                30,397                94,037
                                          ---------------        ---------------        --------------        --------------
      Total operating expenses                     40,122                 66,022                83,921               186,608
                                          ---------------        ---------------        --------------        --------------

        Operating income (loss)                     2,764                    184                13,760               (10,192)

INTEREST EXPENSE                                    8,970                 15,993                16,217                46,411
(LOSS) GAIN ON SALE OF ASSETS, net                      -                    (44)                    -                 4,228
OTHER INCOME, net                                   9,735                    630                19,442                   630
                                          ---------------        ---------------        --------------        --------------

        Income (loss) before (provision)
        benefit for income taxes                    3,529                (15,223)               16,985               (51,745)

(PROVISION) BENEFIT FOR
INCOME TAXES                                       (7,550)                 5,134               (13,368)               17,076
                                          ---------------        ---------------        --------------        --------------
        Net (loss) income before
        extraordinary item                         (4,021)               (10,089)                3,617               (34,669)

EXTRAORDINARY LOSS ON DEBT RETIREMENT, net
 of taxes                                               -                      -                     -                 5,207
                                          ---------------        ---------------        --------------        --------------

        Net (loss) income                         $(4,021)              $(10,089)             $  3,617              $(39,876)
                                          ---------------        ---------------        --------------        --------------

        Net loss applicable to
        common shareholders                       $(8,219)              $(15,124)             $   (581)             $(54,981)
                                          ===============        ===============        ==============        ==============

BASIC AND DILUTED PER SHARE DATA:

Net loss before extraordinary item                $ (0.10)              $  (0.16)             $  (0.01)             $  (0.56)
Extraordinary item                                      -                      -                     -                 (0.06)
                                          ---------------        ---------------        --------------        --------------
Net loss                                          $ (0.10)              $  (0.16)             $  (0.01)             $  (0.62)
                                          ===============        ===============        ==============        ==============

                                          Three months ended     Three months ended     Nine months ended     Nine months ended
                                              September 30,          September 30,          September 30,         September 30,
                                                  2000                   2001                  2000                  2001
                                          ------------------     ------------------     -----------------     -----------------
OTHER DATA:
   Broadcast cash flow (a)                           $22,315                $34,437               $48,382              $ 90,434
   Broadcast cash flow margin                          52.0%                  52.0%                 49.5%                 51.3%
   EBITDA (b)                                        $20,490                $32,084               $44,157              $ 84,558
   EBITDA margin                                       47.8%                  48.5%                 45.2%                 47.9%
   After-tax cash flow (c)                           $17,057                $12,210               $36,784              $ 28,288
   Capital expenditures                                  919                  1,970                 2,316                 4,810

   Weighted average shares outstanding -
   basic (d)                                          85,494                 91,687                83,862                88,936

   Weighted average shares outstanding -
   diluted (d)                                        85,684                 91,687                84,061                88,936


SAME STATION RESULTS (e):
   Net revenue                                       $40,230                $43,027               $95,000              $100,266
   Broadcast cash flow                                20,250                 21,949                46,561                50,747
   Broadcast cash flow margin                          51.0%                  51.0%                 49.0%                 50.6%


     Net broadcast revenue increased to approximately $66.2 million for the quarter ended September 30, 2001 from approximately $42.9 million for the quarter ended September 30, 2000 or 54%. Net broadcast revenue increased to approximately $176.4 million for the nine months ended September 30, 2001 from approximately $97.7 million for the nine months ended September 30, 2000 or 81%. These increases in net broadcast revenue were the result of continuing broadcast revenue growth in many of the Company's markets in which it has operated for at least one year, as the Company benefited from historical ratings increases at certain of its radio stations.

     Operating expenses excluding depreciation, amortization and non-cash compensation increased to approximately $34.1 million for the quarter ended September 30, 2001 from approximately $22.4 million for the quarter ended September 30, 2000 or 52%. Operating expenses excluding depreciation, amortization and non-cash compensation increased to approximately $91.9 million for the nine months ended September 30, 2001 from approximately $53.5 million for the nine months ended September 30, 2000 or 72%. These increases in expenses were related to the Company's rapid expansion within the markets in which it operates including increased variable costs associated with increased revenue, as well as start-up and expansion expenses for its newer markets.

     Broadcast operating income was approximately $0.2 million for the quarter ended September 30, 2001 compared to broadcast operating income of $2.8 million for the quarter ended September 30, 2000. Broadcast operating loss was approximately $10.2 million for the nine months ended September 30, 2001 compared to the broadcast operating income of $13.8 million for the quarter ended September 30, 2000. These decreases in net broadcast operating income were attributable to higher revenue as described above, more than offset by higher depreciation and amortization expenses associated with the Company's several acquisitions made in 2000 and 2001.

     Interest expense increased to approximately $16.0 million for the quarter ended September 30, 2001 from approximately $9.0 million for the quarter ended September 30, 2000 or 78%. Interest expense increased to approximately $46.4 million for the nine months ended September 30, 2001 from approximately $16.2 million for the nine months ended September 30, 2000 or 186%. These increases related primarily to borrowings associated with the acquisition of radio stations from Clear Channel Communications and AMFM and the acquisition of Blue Chip Broadcasting, Inc.

     Other income decreased to approximately $0.6 million for the quarter ended September 30, 2001 compared to approximately $9.7 million for the quarter ended September 30, 2000. Other income decreased to $0.6 for the nine months ended September 30, 2001 from approximately $19.4 million for the nine months ended September 30, 2000. These decreases were due to the Company having normalized cash balance levels during the first nine months of 2001, as compared to high cash and investment balances resulting from follow-on equity offerings in November 1999, March 2000 and July 2000, completed in anticipation of the acquisition of radio stations from Clear Channel Communications and AMFM, which was consummated in August 2000. An additional decrease resulted from an approximately $1.2 million write-down of the Company's investment in NetNoir, Inc. during the second quarter of 2001.

     (Loss) income before (provision) benefit for income taxes was approximately $(15.2) million for the quarter ended September 30, 2001 compared to approximately $3.5 million for the quarter ended September 30, 2000. (Loss) income before provision for income taxes was approximately $(51.7) million for the nine months ended September 30, 2001 compared to approximately $17.0 million for the nine months ended September 30, 2000. These changes were due to lower operating income due to higher non-cash charges and higher interest expense due to higher levels of debt outstanding as outlined above.

     Net loss was approximately $10.1 million for the quarter ended September 30, 2001 compared to $4.0 million for the quarter ended September 30, 2000, an increase of 153%. Net (loss) income was approximately $(39.9) million for the nine months ended September 30, 2001 compared to approximately $3.6 million for the nine months ended September 30, 2000. These changes were due to the loss before benefit for income taxes versus income before provision for income taxes in the previous year's periods as well as an extraordinary charge for the nine month period of 2001, incurred in connection with the Company's refinancing of its 12% Senior Subordinated Notes due 2004 (Former Notes) with a new offering of 8-7/8% Senior Subordinated Notes due 2011 (Notes) in May 2001, partially offset by a tax benefit for both the quarter and the nine month period, compared to tax provisions during last year's periods.

     Broadcast cash flow increased to approximately $34.4 million for the quarter ended September 30, 2001 from approximately $22.3 million for the quarter ended September 30, 2000 or 54%. Broadcast cash flow increased to approximately $90.4 million for the nine months ended September 30, 2001 from approximately $48.4 million for the nine months ended September 30, 2000 or 87%. These increases were attributable to the increases in broadcast revenue partially offset by higher operating expenses as described above. EBITDA increased to approximately $32.1 million for the quarter ended September 30, 2001 from approximately $20.5 million for the quarter ended September 30, 2000 or 57%. EBITDA increased to approximately $84.6 million for the nine months ended September 30, 2001 from approximately $44.2 million for the nine months ended September 30, 2000 or 91%. These increases were attributable to the increase in broadcast revenue partially offset by higher operating expenses as described above.

(a) "Broadcast cash flow" is defined as broadcast operating income plus corporate expenses (including non-cash compensation) and depreciation and amortization of both tangible and intangible assets.

(b) "EBITDA" is defined as earnings before interest, taxes, depreciation, amortization, non-cash and stock-based compensation.

(c) "After-tax cash flow" is defined as income before income taxes and extraordinary items plus depreciation, amortization and non-cash compensation, non-cash interest expense and non-cash loss/(gain) on investments, less the current income tax liability/(benefit) and preferred stock dividends.

(d) As of September 30, 2001 the Company had 91,687,000 shares of common stock outstanding on a weighted average basis for the quarter and the same number of shares of common stock outstanding for fully diluted purposes.

(e) Same station results include results only for those stations owned and/or operated by the Company for the full one-year period in question.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     The Company's primary source of liquidity is cash provided by operations and, to the extent necessary, commitments available under the Company's bank credit facility. The Company has entered into a bank credit facility under which it has borrowed $350.0 million in term loans and may borrow up to $250.0 million on a revolving basis, and from which the Company has historically drawn down funds as capital was required, primarily for acquisitions. As of September 30, 2001, the Company had $120.0 million available to be drawn, subject to the covenant restrictions described below.

     The credit facility contains covenants limiting the Company's ability to incur additional debt and additional liens, to make dividend and other payments with respect to the Company's equity securities, to make new investments and to sell assets. The credit facility also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit the Company's ability to borrow under the credit facility or to otherwise raise funds in the debt and equity markets.

     The Company has used, and may continue to use, a significant portion of the Company's capital resources to consummate acquisitions. These acquisitions were or will be funded from (i) the Company's credit facility (ii) the proceeds of the historical offerings of the Company's common and preferred stock, (iii) the proceeds of future equity or debt offerings, and (iv) internally generated cash flow.

     The Company's balance of cash and cash equivalents was approximately $20.9 million as of December 31, 2000. The Company's balance of cash and cash equivalents was approximately $19.0 million as of September 30, 2001. This decrease resulted primarily from (i) preferred dividend and credit facility interest and principal payments, (ii) the acquisition of Blue Chip Broadcasting, Inc., (iii) an escrow deposit on the acquisition of radio station WHTA-FM (formerly WPEZ-FM) and (iv) operating activities during the nine months of 2001, partially offset by proceeds from the sales of stations, proceeds from the May 2001 sale of the Company's Notes and draws on the Company's credit facility.

     Net cash flows from operating activities decreased to approximately $36.0 million for the nine months ended September 30, 2001 compared to approximately $44.2 million for the nine months ended September 30, 2000 or 19%. This decrease was due to lower net income (partially due to lower interest income), lower deferred income taxes, higher trade accounts receivable and lower accounts payable, partially offset by an extraordinary loss associated with the Company's retirement of its Former Notes and higher depreciation and amortization charges. Non-cash expenses of depreciation and amortization increased to approximately $94.0 million for the nine months ended September 30, 2001 from approximately $30.4 million for the nine months ended September 30, 2000 or 209% due primarily to acquisitions in 2000 and 2001, particularly the Company's August 2000 acquisition of stations from Clear Channel Communications and AMFM and the August 2001 acquisition of Blue Chip Broadcasting, Inc.

     Net cash flows used in investing activities decreased to approximately $141.4 million for the nine months ended September 30, 2001 compared to approximately $1,216.0 million for the nine months ended September 30, 2000 or 88%. During the nine months ended September 30, 2001 the Company acquired Nash Communications Corporation, owner and operator of WILD-AM in the Boston, Massachusetts market for an approximately $5.0 million combination of cash and shares of the Company's class A common stock. The Company acquired WTLC-AM and the intellectual property of WTLC-FM in the Indianapolis, Indiana market for approximately $8.2 million. The Company also acquired KTXQ-FM (formerly KDGE-FM) in the Dallas, Texas market for approximately $52.5 million. Also during the nine months ended September 30, 2001 the Company completed the sale of KJOI-AM (formerly KLUV-AM) in Dallas, Texas, for approximately $16.0 million. The Company also completed the sale of WDYL-FM in Richmond, Virginia, and two radio stations, WJMZ-FM and WPEK-FM, in the Greenville, South Carolina market for approximately $52.5 million and WARV-FM in the Richmond, Virginia market for approximately $1.0 million. The Company also made escrow deposits of $2.8 million on the anticipated acquisition of WHTA-FM (formerly WPEZ-FM), in the Atlanta, Georgia market and completed the acquisition of radio stations WCDX-FM, WRHH-FM (formerly WPLZ-FM), WGCV-AM, and WJMO-FM (formerly WJRV-FM) in the Richmond, Virginia market for approximately $34.0 million. The Company also completed the acquisition of Blue Chip Broadcasting, Inc., owner and/or operator of sixteen radio stations in six markets, for an approximately $190.0 million combination of cash and shares of class D common stock. During the nine months ended September 30, 2001, the Company made purchases of capital equipment totaling approximately $4.8 million. During the nine months ended September 30, 2000, the Company acquired WPLY-FM in the Philadelphia, Pennsylvania market for approximately $80.0 million. The Company also acquired Davis Broadcasting, Inc., owner and operator of six radio stations in the Charlotte, North Carolina and Augusta, Georgia markets for an approximately $24.2 million combination of cash and shares of the Company class A and class D common stock and three radio stations and one low power television station in the Indianapolis, Indiana market for an approximately $40.0 million combination of cash and shares of the Company's class A common stock. The Company also acquired twelve radio stations in seven markets from Clear Channel Communications and AMFM for approximately $1.3 billion and radio station KJOI-AM (formerly KLUV-AM) in the Dallas, Texas market for approximately $16.0 million.

     Net cash flows from financing activities decreased to approximately $103.5 million for the nine months ended September 30, 2001 compared to approximately $1,200.7 million for the nine months ended September 30, 2000 or 91%. In May 2001, the Company completed the sale of $300.0 million of Notes. The proceeds from the Notes were used to repay $200.0 million of the Company's credit facility and also redeem the Company's Former Notes. In addition, the Company paid approximately $15.1 million in preferred stock dividends. In August, the Company completed the acquisition of four radio stations from Sinclair Telecable, Inc. and Commonwealth Broadcasting, LLC for approximately $34.0 million and the acquisition of Blue Chip Broadcasting, Inc. for approximately $190.0 million. These acquisitions were partially funded with approximately $135.0 million drawn on the $250 million revolving portion of its credit facility. In March 2000, the Company completed a public offering of common stock that raised net proceeds of approximately $336.0 million. In July 2000, the Company completed an offering of 6-1/2% Convertible Preferred Securities that raised net proceeds of approximately $299.9 million. Most of the proceeds, including $570 million drawn on the Company's credit facility, were used to fund the Company's acquisitions in 2000.

     As a result of the aforementioned, cash and cash equivalents decreased by $1.9 million during the nine months ended September 30, 2001 compared to an increase of approximately $28.9 million during the nine months ended September 30, 2000.

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations" and No. 142 (SFAS 142) "Goodwill and Other Intangible Assets." SFAS 141 requires all business combinations to be accounted for using the purchase method. SFAS 142 requires a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operation, but instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the carrying value of goodwill and certain intangibles is more than its fair value. The Company will adopt the provisions of these two statements on January 1, 2002. The adoption of these pronouncements may result in the reduction of amortization of goodwill and intangibles. Management has not quantified the impact of these statements on the statement of operations.

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

Item 2.  Changes in Securities and Use of Proceeds

         On August 10, 2001, the Company issued 5,773,824 shares of class D common stock to the stockholders of Blue Chip Broadcasting, Inc. as partial purchase price consideration in connection with the Company's acquisition of Blue Chip Broadcasting, Inc. These shares were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

(a)      EXHIBITS

           3.1 Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 0-25969; Film No. 631638)).

           3.1.1 Certificate of Amendment (dated as of September 21, 2000) of the Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One's Current Report on Form 8-K filed October 6, 2000 (File No. 0-25969; Film No. 736375)).

           3.2 Amended and Restated By-laws of Radio One, Inc., amended as of June 5, 2001 (incorporated by reference to Radio One's Form 10-Q filed August 14, 2001 (File No. 0-25969; Film No. 1714323)).

           3.3    Certificate Of Designations, Rights and Preferences of the
                  6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) of Radio One, Inc., as filed with the State of Delaware on July 13, 2000 (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-25969; Film No. 698190)).

           4.1 Indenture dated May 18, 2001 among Radio One, Inc., the Guarantors listed therein, and United States Trust Company of New York (incorporated by reference to Radio One's Registration Statement on Form S-4, filed July 17, 2001 (File No. 333-65278; Film No. 1683373)).

           4.2 First Supplemental Indenture, dated August 10, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and the Bank of New York (formerly the United States Trust Company of New York), as Trustee (incorporated by reference to the Radio One's Registration Statement on Form S-4, filed October 4, 2001 (File No. 333-65278; Film No. 1752425)).

           4.3 Form of 8 7/8% Senior Subordinated Notes, due 2011 governed by the Indenture dated May 18, 2001 (incorporated by reference to Radio One's Registration Statement on Form S-4, filed July 17, 2001 (File No. 333-65278; Film No. 1683373)).

           4.4 Registration Rights Agreement dated May 18, 2001 among Radio One, Inc., the Guarantors, Banc of America Securities LLC, Credit Suisse First Boston Corporation, Deutsche Banc Alex. Brown Inc., Blaylock & Partners, L.P., First Union Securities, Inc., Morgan Stanley & Co. Incorporated and TD Securities
                  (USA) Inc. (incorporated by reference to Radio One's Registration Statement on Form S-4, filed July 17, 2001 (File No. 333-65278; Film No. 1683373)).

(b)  REPORTS ON FORM 8-K

     The Company filed an Item 5 Form 8-K dated August 3, 2001, for the purpose of (i) releasing its results of operations for the second quarter of 2001, (ii) disclosing updated earnings guidance for the third quarter of 2001 and (iii) announcing its agreement to operate a fourth station in the Atlanta market.

     The Company filed an Item 7 Form 8-K dated August 6, 2001, for the purpose of updating certain financial statements and pro forma information related to its acquisition of Blue Chip Broadcasting, Inc.

     The Company filed an Item 5 Form 8-K dated August 13, 2001, for the purpose of announcing the closing of its acquisition of Blue Chip Broadcasting, Inc.

     The Company filed an Item 7 Form 8-K dated August 23, 2001, for the purpose of updating certain financial statements and pro forma information related to its acquisition of Blue Chip Broadcasting, Inc.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    RADIO ONE, INC.




                                        /s/   Scott R. Royster
                                    -----------------------------------------
November 14, 2001                 Scott R. Royster
                                    Executive Vice President and Chief
                                      Financial Officer
                                    (Principal Financial Officer)