Form 10-K
period 2001-12-31
RADIO ONE INC
filed 2002-03-25
CIK 1041657

   As filed with the Securities and Exchange Commission on January 29, 2002
                                                   Registration Nos. 333-
                                                                     333-   -01
                                                                     333-   -02
================================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                               -----------------
                                   FORM S-3
                            REGISTRATION STATEMENT
                                     Under
                          The Securities Act of 1933
                               -----------------
                               Radio One, Inc.*
                               Radio One Trust I
                               Radio One Trust II
            (Exact name of Registrant as specified in its charter)
                               -----------------
            Delaware                 52-1166660                 4832
            Delaware              TO BE APPLIED FOR
            Delaware              TO BE APPLIED FOR
 (State of other jurisdiction of  (I.R.S. Employer   (Primary Standard Industry
 incorporation or organization)  Identification No.)   Classification Number)
                    5900 Princess Garden Parkway, 7th Floor
                               Lanham, MD 20706
                           Telephone: (301) 306-1111
  (Address, including zip code, and telephone number, including area code, of registrant's principal executive offices)
                               -----------------
                            ALFRED C. LIGGINS, III
                     Chief Executive Officer and President
                                Radio One, Inc.
                    5900 Princess Garden Parkway, 7th Floor
                               Lanham, MD 20706
                           Telephone: (301) 306-1111
(Name, address, including zip code, and telephone number, including area code, of agent for service)
                                 With copy to:
                           TERRANCE L. BESSEY, ESQ.
                             LAURA S. HARPER, ESQ.
                               Kirkland & Ellis
                          655 Fifteenth Street, N.W.
                            Washington, D.C. 20005
                           Telephone: (202) 879-5000
* The entities listed on the page following the Registration Fee Calculation Table (on next page) are also included in this Registration Statement on
   Form S-3 as additional Registrants.
                               -----------------
   Approximate date of commencement of the proposed sale to the public: From time to time after this Registration Statement becomes effective, as determined by market conditions.
   If the only securities being registered on this Form are being offered pursuant to dividend or interest reinvestment plans, check the following box. [_]
   If any of the securities being registered on this Form are to be offered on a delayed or continuous basis pursuant to Rule 415 under the Securities Act of 1933 (the "Securities Act"), other than securities offered only in connection with dividend or interest reinvestment plans, check the following box. [X]
   If this Form is filed to register additional securities for an offering pursuant to Rule 462(b) under the Securities Act, please check the following box and list the Securities Act registration statement number of the earlier effective registration statement for the same offering. [_]
   If this Form is a post-effective amendment filed pursuant to Rule 462(c) under the Securities Act, check the following box and list the Securities Act registration statement number of the earlier effective registration statement for the same offering. [_]
   If delivery of the prospectus is expected to be made pursuant to Rule 434,please check the following box. [_]
   The Registrants hereby amend this Registration Statement on such date or dates as may be necessary to delay its effective date until the Registrants shall file a further amendment which specifically states that this Registration Statement shall thereafter become effective in accordance with section 8(a) of the Securities Act of 1933, as amended, or until the Registration Statement shall become effective on such date as the Securities and Exchange Commission, acting pursuant to said section 8(a), may determine.

                       RADIO ONE, INC. AND SUBSIDIARIES

                                   Form 10-K
                  For the Fiscal Year Ended December 31, 2001

                               TABLE OF CONTENTS

                                                                                                  Page
                                                                                                  ----
PART I
   Item 1.   Business............................................................................    4
   Item 2.   Properties and Facilities...........................................................   31
   Item 3.   Legal Proceedings...................................................................   31
   Item 4.   Submission of Matters to a Vote of Security Holders.................................   32

PART II
   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters...............   33
   Item 6.   Selected Financial Data.............................................................   34
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of
             Operations..........................................................................   36
   Item 7A.  Quantitative and Qualitative Disclosure About Market Risk...........................   47
   Item 8.   Financial Statements and Supplementary Data.........................................   47
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure   47

PART III
   Item 10.  Directors and Executive Officers of the Registrant..................................   48
   Item 11.  Executive Compensation..............................................................   50
   Item 12.  Security Ownership of Certain Beneficial Owners and Management......................   53
   Item 13.  Certain Relationships and Related Transactions......................................   55

PART IV
   Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................   58

SIGNATURES

Report of Independent Public Accountants.........................................................  F-1
Consolidated Balance Sheets as of December 31, 2000 and 2001.....................................  F-2
Consolidated Statements of Operations for the years ended December 31, 1999, 2000 and 2001.......  F-3
Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999,
  2000 and 2001..................................................................................  F-4
Consolidated Statements of Cash Flows for the years ended December 31, 1999, 2000 and 2001.......  F-5
Notes to Consolidated Financial Statements.......................................................  F-6
Consolidating Financial Statements............................................................... F-24

INDEX TO SCHEDULES                                                                                 S-1

                              CERTAIN DEFINITIONS

   Unless otherwise noted, the terms ''Radio One,'' ''we,'' ''our'' and ''us'' refer to Radio One, Inc. and our subsidiaries.

             Cautionary Note Regarding Forward-Looking Statements

   This document contains forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but rather reflect our current expectations concerning future results and events. You can identify these forward-looking statements by our use of words such as ''anticipates,'' ''expects,'' ''intends,'' ''plans,'' ''believes,'' ''seeks,'' "likely," "may," ''estimates'' and similar expressions. We cannot guarantee that we will achieve these plans, intentions or expectations. Because these statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ materially from those forecast or anticipated in the forward-looking statement. These risks, uncertainties and factors include, but are not limited to:

    . economic conditions, both generally and relative to the radio broadcasting industry;

    .  risks associated with our acquisition strategy;

    .  the highly competitive nature of the broadcast industry;

    .  our high degree of leverage; and

    . the other factors described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operation."

   You should not place undue reliance on these forward-looking statements, which reflect our view as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

                                    PART I

ITEM 1.  BUSINESS

Overview

   Radio One was founded in 1980 and is the seventh largest radio broadcasting company in the United States based on 2001 pro forma net revenue. We are also the largest radio broadcasting company in the United States primarily targeting African-Americans. After we complete our pending acquisition in the Atlanta market, we will own and/or operate 65 radio stations in 22 markets. Thirty-six of these stations (26 FM and 10 AM) are in 14 of the top 20 African-American radio markets. We also program five channels on the XM Satellite Radio system.

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

   Radio One is led by our Chairperson and co-founder, Catherine L. Hughes, and her son, Alfred C. Liggins, III, our Chief Executive Officer and President, who together have over 45 years of operating experience in radio broadcasting. Ms. Hughes, Mr. Liggins and our strong management team have successfully implemented a strategy of acquiring and turning around underperforming radio stations. We believe that we are well positioned to apply our proven operating strategy to our pending and recently acquired stations in Atlanta, Cincinnati, Columbus, Dayton, Louisville and Minneapolis, and to other radio stations in existing and new markets as attractive acquisition opportunities arise.

Significant 2001 Events

  High Yield Bond Offering

   On May 18, 2001, we completed a private offering of $300 million aggregate principal amount of 8 7/8% senior subordinated notes due 2011 from which we received net proceeds of approximately $291.8 million. We used these proceeds to repay existing indebtedness and for other general corporate purposes. On November 16, 2001, we consummated an exchange offer of outstanding 8 7/8% senior subordinated notes for a like amount of 8 7/8% senior subordinated notes which were registered under the Securities Act of 1933. In connection with this transaction, we used $91.1 million of the proceeds to redeem our 12% senior subordinated notes due 2004.

  WHTA-FM Atlanta Acquisition

   In June 2001, we entered into an agreement to acquire WHTA-FM (formerly WPEZ-FM) licensed to Macon, Georgia, for approximately $55.0 million in cash. Upon initiating our operation of this station under a local marketing agreement in September 2001, we repositioned an existing format onto this stronger signal to enhance our service to the Atlanta market. This acquisition increases the number of stations that we own and/or operate in the Atlanta market to four. We anticipate completing this acquisition during the second quarter of 2002.

  Blue Chip Broadcasting Acquisition

   On August 10, 2001, we completed the acquisition of Blue Chip Broadcasting, Inc. for an aggregate purchase price of approximately $188.0 million in cash and class D common stock. As a result of this acquisition, we own and/or operate 16 radio stations in the following five markets: Cincinnati, Columbus, Dayton, Louisville and Minneapolis. These stations complement our existing business and are located in markets in which we did not previously operate.

Our Station Portfolio

   We operate in many of the largest African-American markets. Since January 1, 2001, we have acquired or agreed to acquire and/or operate 26 radio stations and have divested seven non-core stations. A more detailed description of the acquisitions and divestitures of these stations is provided in this report under the heading ''Recent and Pending Transactions.''

   The table below provides information about the stations that we will own or operate after giving effect to our pending Atlanta acquisition. Audience share rank is determined by using a combination of African-American listenership above a certain threshold in a given market and the average quarter hour share rating for that station. Audience share data are for the 12+ demographic, derived from the Arbitron Survey four book averages ending with the Fall 2001 Arbitron Survey. In the Miami market, we provide no audience share data because we do not subscribe to the Arbitron service for our station, which is programmed in a non-urban format. Except as otherwise noted above, information in the table below is from BIA Investing in Radio Market Report ("BIA 2002 First Edition").

                        Radio One Stations and Markets

                            Radio One                               Market Data
               ----------------------------------- ---------------------------------------------
                Number
                  of    African-American  Entire
               Stations      Market       Market                            2001 MSA Population
               -------- ---------------- ---------                        ----------------------
                                         Four Book
                                          Average   Estimated   Ranking
                                          (Ending     2001         by
                                           Fall      Annual     Size of
                            Audience       2001)      Radio     African-
                             Share       Audience    Revenue    American      Total     African-
    Market      FM  AM        Rank         Share   ($millions) Population (in millions) American%
    ------     --   --  ---------------- --------- ----------- ---------- ------------- ---------
Washington, DC  2    2          1          12.0      $347.7         3          4.6        28.5%
Atlanta.......  4   --          2           6.6       326.3         4          4.2        29.9
Philadelphia..  2   --          3           5.3       287.0         5          5.1        21.2
Los Angeles...  1   --          1           3.8       855.4         6         12.4         8.6
Detroit.......  2    1          2           6.3       252.1         7          4.6        22.6
Miami......... --    1        n/a           n/a       251.8         8          3.9        21.9
Houston.......  2   --          1          12.6       309.8         9          4.7        17.3
Dallas........  2   --          3           4.0       374.6        10          5.2        14.3
Baltimore.....  2    2          1          16.2       126.4        11          2.6        28.1
St. Louis.....  1   --          2           3.2       123.8        16          2.6        18.7
Cleveland.....  2    2          1          13.5       113.8        17          2.2        19.9
Boston........  1    1          1           3.0       321.8        18          4.5         7.3
Charlotte.....  1   --          2           3.2       110.3        19          1.5        21.0
Richmond......  4    1          1          21.5        52.3        20          1.0        30.8
Raleigh-Durham  4   --          1          19.9        77.9        22          1.2        23.2
Cincinnati....  1    1          1           6.4       125.6        28          2.0        12.0
Indianapolis..  3    1          1          14.6        90.7        31          1.5        15.0
Columbus......  3   --          1          11.6        94.6        32          1.6        13.9
Minneapolis...  1   --          1           3.0       162.2        40          3.0         6.1
Augusta.......  4    1          1          14.3        16.3        44          0.5        35.1
Louisville....  6   --          1          24.0        53.1        48          1.1        14.2
Dayton........  3    1          2          11.3        43.6        56          1.0        14.1
                --  --
Total......... 51   14
                ==  ==

The African-American Market Opportunity

   We believe that operating urban-formatted radio stations primarily targeting African-Americans has significant growth potential for the following reasons:

   Rapid African-American Population Growth. From 1990 to 2000, the African-American population increased from approximately 30.0 million to 36.4 million, a 21.3% increase, compared to a 12.0% increase in the non-African-American population. Furthermore, the African-American population is expected to increase to approximately 40.0 million by 2010, a 9.9% increase from 2000, compared to an expected increase during the same period of 8.3% for the non-African-American population. (Source: U.S. Census Bureau, Statistical Abstract of the United States: 2001).

   Higher African-American Income Growth. The economic status of African-Americans improved at an above-average rate over the past two decades. The per capita income of African-Americans increased 59.0% between 1980 and 2000, while that of the overall population increased 43.3%. (Source: "The U.S. African-American Market," MarketResearch.com). African-American buying power was estimated at $572.1 billion for 2001, up 85.9% from 1990, compared to an increase of 70.4% for the overall population. In 2001, African-Americans accounted for 8.1% of the nation's total buying power, up from 7.4% in 1990. (Source: ''Buying Power at the Beginning of a New Century: Projections for 2000 and 2001,'' Dr. Jeffrey M. Humphreys). In addition, the African-American consumer tends to have a different consumption profile than non-African-Americans. An annual report published by Target Market News provides a list of products and services for which African-American households spent more than white households. In the most recent such annual report, there were dozens of such products and services listed in categories such as apparel and accessories, books, cars and trucks, consumer electronics, food, personal care products, telephone service and transportation. (Source: The 2001 Report on the Buying Power of Black America, Target Market News).

   Growth in Advertising Targeting the African-American Market. We believe that large corporate advertisers are becoming more focused on reaching minority consumers in the United States. The African-American community is considered an emerging growth market within the mature domestic market. It is estimated that major national advertisers spent $1.6 billion on advertising that targets African-American consumers in 2001, up from $803 million in 1993. (Source:
Target Market News, 2001). We believe many large corporations are expanding their commitment to ethnic advertising.

   Growing Influence of African-American Culture. We believe that there is an ongoing ''urbanization'' of many facets of American society as evidenced by the influence of African-American culture in the areas of music (for example, hip-hop and rap music), film, fashion, sports and urban-oriented television shows and networks. We believe that companies as disparate as the News Corporation's Fox(R) television network, the sporting goods manufacturer Nike(R), the fast food chain McDonald's(R), and prominent fashion designers have embraced this urbanization trend in their products as well as their advertising messages.

   Growing Popularity of Radio Formats Primarily Targeting
African-Americans. We believe that urban programming has been expanded to target a more diverse urban listener base and has become more popular with listeners and advertisers over the past ten years. The number of urban radio stations has increased from 450 in 1994 to 672 in 2001, or by 49.3%. (Source:
The M Street Corp., Format Trends from 1992 to 2001, Counts as of June 2001.) In Fall 1999, urban formats were one of the top three formats in nine of the top ten radio markets nationwide and the top format in four of these markets. (Source: INTEREP, Research Division, June 2000 Regional Differences in Media Usage Study).

   Concentrated Presence of African-Americans in Urban Markets. In 2001, approximately 71.1% of the African-American population was located in the top 60 African-American markets. (Source: BIA 2002 First Edition). Relative to radio broadcasters targeting a broader audience, we believe we can cover the various segments of our target market with fewer programming formats and therefore fewer radio stations than the maximum per market allowed by the FCC.

   Strong African-American Listenership and Loyalty. In 2001, African-Americans, age 12 and older, spent 24.0 hours per week listening to radio. This compares to 20.5 hours per week for all Americans, age 12 and older. (Source: Arbitron 2001 Black Radio Today and Arbitron 2001 Radio Today,
2002). We believe that African-American radio listeners exhibit greater loyalty to radio stations that target the African-American community because those radio stations become a valuable source of entertainment and information responsive to the community's interests and lifestyles.

Acquisition Strategy

   Our acquisition strategy includes acquiring and turning around underperforming radio stations principally in the top 60 African-American markets. We also seek to make acquisitions in existing markets where expanded coverage is desirable and in new markets where we believe it is advantageous to establish a presence. For strategic reasons, or as a result of an acquisition of multiple stations in a market, we may also acquire and operate stations with formats that primarily target non-African-American segments of the population.

                        RECENT AND PENDING TRANSACTIONS

   We have acquired or agreed to acquire and/or operate 26 radio stations since January 1, 2001. These transactions diversify our net broadcast revenue, broadcast cash flow and asset base. Since January 1, 2001, we have also divested seven radio stations that were not core components of our business strategy.

   The table below sets forth information regarding each of the completed or pending transactions since January 1, 2001.

                                                      Total
                            No. of   Call         Consideration     Date
                           Stations Letters       (in millions)   Completed
    -                      -------- -------       -------------   ---------
    Completed Acquisitions
       Dallas III.........     1    KTXQ-FM/(1)/     $ 52.6          2/01
       Boston.............     1    WILD-AM             5.0/(2)/     2/01
       Indianapolis II....     1    WTLC-AM             8.3/(3)/     4/01
       Cincinnati.........     2    WIZF-FM           188.0/(4)/     8/01
                                    WDBZ-AM/(5)/
       Columbus...........     3    WCKX-FM
                                    WXMG-FM
                                    WJYD-FM
       Dayton.............     4    WGTZ-FM
                                    WDHT-FM/(6)/
                                    WING-AM
                                    WKSW-FM
       Louisville.........     6    WDJX-FM
                                    WBLO-FM/(7)/
                                    WGZB-FM
                                    WULV-FM
                                    WMJM-FM
                                    WLRS-FM
       Minneapolis........     1    KTTB-FM
       Lexington..........     1    WLXO-FM/(8)/
       Richmond III.......     4    WCDX-FM            34.0          8/01
                                    WJMO-FM/(9)/
                                    WRHH-FM/(10)/
                                    WGCV-AM/(11)/
       Atlanta............     1    WAMJ-FM/(12)/        --            --
                              --                     ------
       Subtotal...........    25                      287.9
    Pending Acquisition
       Atlanta............     1    WHTA-FM/(13)/      55.0            --
                              --                     ------
       Total..............    26                     $342.9
                              ==                     ======
    Completed Divestitures
       Richmond I.........     1    WDYL-FM          $  9.0          2/01
       Richmond II........     1    WARV-FM             1.0          2/01
       Greenville.........     2    WJMZ-FM            43.5          2/01
                                    WPEK-FM                          2/01
       Dallas.............     1    KJOI-AM/(14)/      16.0          3/01
       Kingsley...........     1    WJZZ-AM             0.2          7/01
       Lexington..........     1    WLXO-FM              --/(15)/   10/01
                              --                     ------
       Total..............     7                     $ 69.7
                              ==                     ======

--------
/(1)/ KTXQ-FM was formerly known as KDGE-FM.
/(2)/ We paid approximately $4.5 million in cash and issued 63,492 shares of our class A common stock in this transaction.
/(3)/ The approximate purchase price of $8.3 million related to both the acquisition of WTLC-AM and the acquisition of all of the intellectual property of WTLC-FM (including the call letters). Approximately $1.1 million of the purchase price was allocated to the acquisition of WTLC-AM and the remaining $7.2 million was allocated to the completed acquisition of the intellectual property of WTLC-FM. Prior to the acquisition of WTLC-AM, we operated the station under a time brokerage agreement.
/(4)/ Total consideration of $188.0 million consisted of cash in the amount of approximately $106.7 million and approximately 5.8 million shares of our class D common stock. / /
/(5)/ We operate WDBZ-AM under a local marketing agreement.
/(6)/ WDHT-FM was formerly known as WING-FM.
/(7)/ We operate WBLO-FM under a local marketing agreement. As part of our acquisition of Blue Chip Broadcasting, Inc., we obtained an option to purchase WBLO-FM for a purchase price of $2.0 million. This option may not be exercised until October 1, 2002.
/(8)/ We completed the sale of WLXO-FM during October 2001./ See footnote 15 below. /
/(9)/ WJMO-FM was formerly known as WJRV-FM.
/(10)/ WRHH-FM was formerly known as WPLZ-FM.
/(11)/ A third party currently operates WGCV-AM under a local marketing agreement.
/(12) /We commenced operating WAMJ-FM under a local marketing agreement during August 2001. WAMJ-FM was formerly known as WAWE-FM. We currently have no rights to acquire WAMJ-FM.
/(13)/ We currently operate WHTA-FM under a local marketing agreement. WHTA-FM was formerly known as WPEZ-FM.
/(14)/ KJOI-AM was formerly known as KLUV-AM.
/(15)/ In October 2001, we completed the sale of WLXO-FM for approximately
       $400,000. All proceeds of the sale were paid to the former stockholders of Blue Chip Broadcasting, Inc.

Completed Acquisitions

   Dallas III--KTXQ-FM Acquisition

   On February 1, 2001, we acquired the assets of KTXQ-FM (formerly KDGE-FM), licensed to Gainesville, Texas, for approximately $52.6 million in cash. Prior to the acquisition, we had been operating KTXQ-FM under a time brokerage agreement.

   Boston--WILD-AM Acquisition

   On February 28, 2001, we acquired Nash Communications Corporation, which owned and operated radio station WILD-AM, licensed to Boston, Massachusetts, for approximately $4.5 million in cash and 63,492 shares of class A common stock. Prior to the acquisition, we had been operating WILD-AM under a time brokerage agreement since May 2000.

   Indianapolis II--WTLC-AM and the Intellectual Property of WTLC-FM Acquisition

   On January 30, 2001, we entered into a definitive agreement with Emmis Communications to acquire all of the intellectual property of WTLC-FM (including its call letters) and the assets of WTLC-AM, licensed to Indianapolis, Indiana. The approximate purchase price of $8.3 million related to both the acquisition of the intellectual property of WTLC-FM, which was completed on February 15, 2001, and the acquisition of the assets of WTLC-AM, which was completed on April 25, 2001. Prior to the acquisition, we had operated WTLC-AM under a time brokerage agreement since February 16, 2001. Following the acquisition of the WTLC-FM intellectual property, we commenced operating our station formerly known as WBKS-FM under the call letters WTLC-FM.

   Blue Chip Acquisition--WIZF-FM and WDBZ-AM in Cincinnati; WCKX-FM, WXMG-FM and WJYD-FM in Columbus; WGTZ-FM, WDHT-FM (formerly WING-FM), WING-AM and WKSW-FM in Dayton; WDJX-FM, WBLO-FM, WGZB-FM, WULV-FM, WMJM-FM and WLRS-FM in Louisville; and KTTB-FM in Minneapolis

   On August 10, 2001, we completed the acquisition of Blue Chip Broadcasting, Inc., owner and/or operator of 16 radio stations (WIZF-FM, licensed to Erlanger, Kentucky, WMJM-FM, licensed to Jeffersontown, Kentucky, WDJX-FM and WULV-FM, licensed to Louisville, Kentucky, WLRS-FM, licensed to Shepherdsville, Kentucky, WLXO-FM, licensed to Stamping Ground, Kentucky, WGZB-FM, licensed to Corydon, Indiana, KTTB-FM, licensed to Glencoe, Minnesota, WDHT-FM (formerly WING-FM), licensed to Dayton, Ohio, WING-AM, licensed to Springfield, Ohio, WGTZ-FM, licensed to Eaton, Ohio, WKSW-FM, licensed to Urbana, Ohio, WJYD-FM, licensed to London, Ohio, WCKX-FM, licensed to Columbus, Ohio, WXMG-FM, licensed to Upper Arlington, Ohio and WBLO-FM, licensed to Charlestown, Kentucky, which was operated under a local marketing agreement, for approximately $106.7 million in cash, and approximately 5.8 million shares of class D common stock. In connection with the transaction, we entered into a local marketing agreement with Blue Chip Communications, Inc. for WDBZ-AM, licensed to Cincinnati, Ohio. Also, as part of the transaction, we obtained an option to purchase WBLO-FM for a purchase price of $2.0 million. This option may not be exercised until October 1, 2002.

   Richmond III--WCDX-FM, WJMO-FM (formerly WJRV-FM), WRHH-FM (formerly WPLZ-FM) and WGCV-AM Acquisition

   On August 1, 2001, we acquired the assets of WCDX-FM, licensed to Mechanicsville, Virginia; WJMO-FM (formerly WJRV-FM), licensed to Petersburg, Virginia; WRHH-FM (formerly WPLZ-FM), licensed to Richmond, Virginia; and WGCV-AM, licensed to Petersburg, Virginia, for approximately $34.0 million in cash. We had operated WCDX-FM, WRHH-FM and WJMO-FM under a time brokerage agreement since June 1, 1999.

   Atlanta--WAMJ-FM Local Marketing Agreement

   In August 2001, we commenced the operation of WAMJ-FM (formerly WAWE-FM), licensed to Mableton, Georgia, under a local marketing agreement with the Mableton Investment Group, LLC, an entity in which one of our executive officers and one of our directors have an interest.

Pending Acquisition

   Atlanta--WHTA-FM Acquisition

   In June 2001, we entered into an agreement to acquire WHTA-FM (formerly WPEZ-FM) licensed to Macon, Georgia, for approximately $55.0 million in cash. Upon initiating our operation of this station under a local marketing agreement in September 2001, we repositioned an existing format onto this stronger signal to enhance our service to the Atlanta market. This acquisition increases the number of stations that we own and/or operate in the Atlanta market to four. We anticipate completing this acquisition during the second quarter of 2002.

Completed Divestitures

   Richmond I--WDYL-FM Divestiture

   On February 1, 2001, we sold WDYL-FM, licensed to Chester, Virginia, to Cox Radio, Inc. for approximately $9.0 million in cash.

   Richmond II--WARV-FM Divestiture

   On February 1, 2001, we sold WARV-FM, licensed to Petersburg, Virginia, to Honolulu Broadcasting, Inc. for approximately $1.0 million in cash.

   Greenville--WJMZ-FM and WPEK-FM Divestiture

   On February 1, 2001, we sold WJMZ-FM, licensed to Anderson, South Carolina, and WPEK-FM, licensed to Seneca, South Carolina, to Cox Radio, Inc. for approximately $43.5 million in cash.

   Dallas--KJOI-AM Divestiture

   On March 29, 2001, we sold KJOI-AM (formerly KLUV-AM) to Clear Channel Communications for approximately $16.0 million. As part of this transaction, Clear Channel Communications began operating the station under a time brokerage agreement on February 1, 2001.

   Kingsley--WJZZ-AM Divestiture

   On July 25, 2001, we sold WJZZ-AM, licensed to Kingsley, Michigan, to Fort Bend Broadcasting, Inc. for approximately $225,000. As part of this transaction, Fort Bend Broadcasting, Inc. began operating the station under a time brokerage agreement on February 7, 2001.

   Lexington--WLXO-FM Divestiture

   On October 24, 2001, we completed the sale of WLXO-FM, licensed to Stamping Ground, Kentucky, for approximately $400,000. We had acquired WLXO-FM as part of our August 10, 2001 acquisition of Blue Chip Broadcasting, Inc. All proceeds of the sale were paid to the former stockholders of Blue Chip Broadcasting, Inc.

   Top 60 African-American Radio Markets in the United States

   In the table below, boxes and bold text indicate markets where we own and/or operate radio stations. Population estimates are for 2001 and are based upon data provided by BIA 2002 First Edition.

                                                               African-Americans
                                                               as a Percentage of
                                             African-American     the Overall
                                             Population in the Population in the
Rank                 Market                       Market             Market
----                 ------                  ----------------- ------------------
                                              (in thousands)
  1. New York, NY                                  3,771              21.0%
  2. Chicago, IL                                   1,752              19.4
---------------------------------------------------------------------------------
  3. Washington, DC                                1,309              28.5
  4. Atlanta, GA                                   1,255              29.9
  5. Philadelphia, PA                              1,071              21.2
  6. Los Angeles, CA                               1,070               8.6
  7. Detroit, MI                                   1,043              22.6
  8. Miami-Ft. Lauderdale-Hollywood, FL              860              21.9
  9. Houston-Galveston, TX                           820              17.3
 10. Dallas-Ft. Worth, TX                            745              14.3
 11. Baltimore, MD                                   721              28.1
---------------------------------------------------------------------------------
 12. San Francisco, CA                               561               8.2
 13. Memphis, TN                                     538              43.7
 14. New Orleans, LA                                 495              38.3
 15. Norfolk-Virginia Beach-Newport News, VA         494              32.5
---------------------------------------------------------------------------------
 16. St. Louis, MO                                   488              18.7
 17. Cleveland, OH                                   428              19.9
 18. Boston, MA                                      330               7.3
 19. Charlotte-Gastonia-Rock Hill, NC                320              21.0
 20. Richmond, VA                                    310              30.8
---------------------------------------------------------------------------------
 21. Birmingham, AL                                  286              28.7
---------------------------------------------------------------------------------
 22. Raleigh-Durham, NC                              281              23.2
---------------------------------------------------------------------------------
 23. Milwaukee-Racine, WI                            268              15.8
 24. Greensboro-Winston Salem-High Point, NC         263              20.8
 25. Tampa-St. Petersburg-Clearwater, FL             261              10.8
 26. Nassau-Suffolk, NY                              257               9.3
 27. Jacksonville, FL                                251              22.1
---------------------------------------------------------------------------------
 28. Cincinnati, OH                                  239              12.0
---------------------------------------------------------------------------------
 29. Kansas City, MO                                 237              13.4
 30. Orlando, FL                                     234              16.0
---------------------------------------------------------------------------------
 31. Indianapolis, IN                                224              15.0
 32. Columbus, OH                                    222              13.9
---------------------------------------------------------------------------------
 33. Middlesex-Somerset-Union, NJ                    217              13.7
 34. Jackson, MS                                     204              46.0
 35. Nashville, TN                                   200              16.0
 36. Pittsburgh, PA                                  198               8.4
 37. Baton Rouge, LA                                 197              32.3
 38. Seattle-Tacoma, WA                              194               5.4
 39. San Diego, CA                                   184               6.5
---------------------------------------------------------------------------------
 40. Minneapolis-St. Paul, MN                        182               6.1
---------------------------------------------------------------------------------
 41. Columbia, SC                                    178              32.7
 42. Charleston, SC                                  173              31.3
 43. W. Palm Beach-Boca Raton, FL                    173              15.0
---------------------------------------------------------------------------------
 44. Augusta, GA                                     169              35.1
---------------------------------------------------------------------------------
 45. Greenville-Spartanburg, SC                      162              17.6
 46. Riverside-San Bernardino, CA                    157               8.4
 47. Greenville-New Bern-Jacksonville, NC            156              26.7

                                                       African-Americans
                                                       as a Percentage of
                                     African-American     the Overall
                                     Population in the Population in the
      Rank          Market                Market             Market
      ---- ------------------------- ----------------- ------------------
                                      (in thousands)
      -------------------------------------------------------------------
       48. Louisville, KY                   151               14.2
      -------------------------------------------------------------------
       49. Mobile, AL                       150               27.6
       50. Shreveport, LA                   149               37.9
       51. Sacramento, CA                   146                7.9
       52. Buffalo-Niagara Falls, NY        144               12.3
       53. Westchester, NY                  144               15.5
       54. Fayetteville, NC                 143               33.3
       55. Lafayette, LA                    141               27.4
      -------------------------------------------------------------------
       56. Dayton, OH                       140               14.1
      -------------------------------------------------------------------
       57. Las Vegas, NV                    139                9.8
       58. Phoenix, AZ                      135                4.3
       59. Denver-Boulder, CO               134                5.5
       60. Montgomery, AL                   132               39.4

Operating Strategy

   To maximize net broadcast revenue and broadcast cash flow at our radio stations, we strive to achieve the largest audience share of African-American listeners in each market, convert these audience share ratings to advertising revenue, and control operating expenses. Through our national presence we also provide advertisers with a radio station advertising platform that is a unique and powerful delivery mechanism to African-Americans. The success of our strategy relies on the following:

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

Strong Management and Performance-based Incentives

   Radio One focuses on hiring highly motivated and talented individuals in each functional area of the organization who can effectively help us implement our growth and operating strategies. Radio One's management team is comprised of a diverse group of individuals who bring expertise to their respective functional areas. We seek to hire and promote individuals with significant potential, the ability to operate with high levels of autonomy and the appropriate team orientation that will enable them to pursue their careers within the organization.

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

Radio Station Clustering, Programming Segmentation and Sales Bundling

   We strive to build clusters of radio stations in our markets, with each radio station targeting different demographic segments of the African-American population. This clustering and programming segmentation strategy allows us to achieve greater penetration into each segment of our target market. We are then able to offer advertisers multiple audiences and to bundle the radio stations for advertising sales purposes when advantageous.

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

Marketing Platform to National Advertisers

   Through our acquisitions, we have created a national platform of radio stations in some of the largest African-American markets. This platform reaches over 10 million listeners weekly, more than any other media vehicle primarily targeting African-Americans. Thus, national advertisers find advertising on all our radio stations an efficient and cost-effective way to reach this target audience. Through our corporate sales department we bundle and sell this national platform of radio stations to national advertisers thereby enhancing our revenue generating opportunities, expanding our base of advertisers, creating greater demand for our advertising time inventory and increasing the capacity utilization of our inventory and making our sales effort more efficient.

Advertising Partnerships and Special Events

   We believe that in order to create advertising loyalty, we must strive to be the recognized expert in marketing to the African-American consumer in the markets in which we operate. We believe that we have achieved this recognition by focusing on serving the African-American consumer and by creating innovative advertising campaigns and promotional tie-ins with our advertising clients and sponsoring numerous entertainment events each year. In these events, advertisers buy signage, booth space and broadcast promotions to sell a variety of goods and services to African-American consumers. As we expand our presence in our existing markets and into new markets, we plan to increase the number of events and the number of markets in which we host these major events.

Significant Community Involvement

   We believe our active involvement and significant relationships in the African-American community provide a competitive advantage in targeting African-American audiences. In this way, we believe our proactive involvement in the African-American community in each of our markets significantly improves the marketability of our radio broadcast time to advertisers who are targeting such communities.

   We believe that a radio station's image should reflect the lifestyle and viewpoints of the target demographic group it serves. Due to our fundamental understanding of the African-American community, we believe we are able to identify music and musical styles, as well as political and social trends and issues, early in their evolution. This understanding is then integrated into all aspects of our operations and enables us to create enhanced awareness and name recognition in the marketplace. In addition, we believe our multi-level approach to community involvement leads to increased effectiveness in developing and updating our programming formats. We believe our enhanced awareness and more effective programming formats lead to greater listenership and higher ratings over the long term.

Turnaround Expertise

   Many of the stations we have acquired have been, in our opinion, underperforming. By implementing our operating strategy, we have succeeded in increasing the ratings, net broadcast revenue and broadcast cash flow of many of the FM stations we have owned and/or operated. We have achieved these improvements while, in many instances, competing against larger media companies. Our turnaround strategy has been especially successful with respect to our operations in Washington, D.C., Los Angeles, Detroit, Atlanta, Philadelphia, Baltimore, Dallas, Cleveland, Boston and Richmond.

Our Station Portfolio

   The following table sets forth selected information about our portfolio of radio stations. Market population data and revenue rank data are from BIA 2002 First Edition. Audience share and audience rank data are based on Arbitron Survey four book averages ending with the Fall 2001 Arbitron Survey unless otherwise noted. As used in this table, "n/a" means not applicable or not available and ''t'' means tied with one or more radio stations.

                   Market Rank                                                      Four Book Average
                ------------------                                         --------------------------------
                                                                           Audience Audience Audience Audience
                                                                           Share in Rank in  Share in Rank in
                   2001     2001                                             12+      12+     Target   Target
                  Metro     Radio    Year                      Target Age   Demo-    Demo-    Demo-    Demo-
    Market      Population Revenue Acquired       Format       Demographic Graphic  Graphic  Graphic  Graphic
--------------  ---------- ------- --------  ----------------- ----------- -------- -------- -------- --------
Washington, DC      7        6
  WKYS-FM......                      1995    Urban                18-34      5.3       2(t)    10.7        2
  WMMJ-FM......                      1987    Urban AC             25-54      5.3       2(t)    6.2         1
  WYCB-AM......                      1998    Gospel               25-54      0.7       27(t)   0.5       31(t)
  WOL-AM.......                      1980    Urban Talk           25-54      0.7       27(t)   0.6       29(t)
Atlanta             11       7
  WPZE-FM......                      1999    Gospel               25-54      n/a        n/a    n/a        n/a
  WJZZ-FM......                      1999    NAC/Jazz             25-54      2.7        17     3.4        13
  WHTA-FM/(1)/.                    (pending) Urban                18-34      3.9        10     6.9       3(t)
  WAMJ-FM/(2)/.                       n/a    Urban AC             25-54      n/a        n/a    n/a        n/a
Philadelphia        6        10
  WPHI-FM......                      1997    Urban                18-34      2.8       14(t)   5.5       5(t)
  WPLY-FM......                      2000    Alternative Rock     18-34      2.5        16     5.4         7
Los Angeles         2        1
  KKBT-FM......                      2000    Urban                18-34      3.8         7     5.7         4
Detroit             10       11
  WDTJ-FM......                      1998    Urban                18-34      4.1        10     7.7         4
  WDMK-FM......                      1998    Urban AC             25-54      1.5        21     1.9        19
  WCHB-AM......                      1998    Urban Talk/Gospel     35+       0.6        27     0.8        26
Miami               12       12
  WVCG-AM/(3)/.                      2000    Ethnic               35-64      n/a        n/a    n/a        n/a
Houston             9        9
  KMJQ-FM......                      2000    Urban AC             25-54      6.1         3     7.3         2
  KBXX-FM......                      2000    Urban                18-34      6.5         2     10.4        1
Dallas              5        5
  KBFB-FM......                      2000    Urban                18-34      3.1        14     5.3         7
  KTXQ-FM/(4)/.                      2001    Urban AC             25-54      0.8       29(t)   1.0       25(t)
Baltimore           20       19
  WERQ-FM......                      1993    Urban                18-34      9.6         1     17.9        1
  WWIN-FM......                      1992    Urban AC             25-54      5.9         4     7.6         3
  WOLB-AM......                      1992    Urban Talk           25-54      n/a        n/a    n/a        n/a
  WWIN-AM......                      1993    Gospel                35+       0.7        18     0.8        17
St. Louis           19       21
  WFUN-FM......                      1999    Urban                18-34      3.2       15(t)   6.8         4
Cleveland           25       23
  WENZ-FM......                      1999    Urban                18-34      6.2         4     12.2        1
  WERE-AM......                      1999    News/Talk            25-54       --        --      --        --
  WZAK-FM......                      2000    Urban AC             25-54      5.9         6     7.1       4(t)
  WJMO-AM......                      2000    Gospel               35-64      1.4        18     1.5       16(t)
Boston              8        8
  WBOT-FM......                      1999    Urban                18-34      1.8        19     3.6         9
  WILD-AM......                      2001    Urban AC             25-54      1.2       23(t)   1.5       20(t)
Charlotte           37       25
  WCHH-FM/(5)/.                      2000    Urban                18-34      3.2        14     5.3       5(t)
Richmond            56       48
  WCDX-FM......                      2001    Urban                18-34      10.5        1     19.7        1
  WKJS-FM......                      1999    Urban AC             25-54      5.3         6     6.4         5
  WJMO-FM/(6)/.                      2001    R&B/Oldies           25-54      4.9         8     5.8         6
  WRHH-FM/(7)/.                      2001    Urban                18-34      n/a        n/a    n/a        n/a
  WGCV-AM/(8)/.                      2001    Gospel               35-64      0.7       23(t)   0.6        25
Raleigh-Durham      46       37
  WQOK-FM......                      2000    Urban                18-34      8.4         1     14.2        1
  WFXK-FM......                      2000    Urban AC             25-54      2.4        15     3.2        15
  WFXC-FM......                      2000    Urban AC             25-54      3.0       13(t)   3.7       13(t)
  WNNL-FM......                      2000    Gospel               25-54      6.1       4(t)    6.4         5

                      Market Rank                                                Four Book Average
                   ------------------                                   --------------------------------
                                                                        Audience Audience Audience Audience
                                                                Target  Share in Rank in  Share in Rank in
                      2001     2001                               Age     12+      12+     Target   Target
                     Metro     Radio    Year                     Demo-   Demo-    Demo-    Demo-    Demo-
      Market       Population Revenue Acquired      Format      Graphic Graphic  Graphic  Graphic  Graphic
------------------ ---------- ------- -------- ---------------- ------- -------- -------- -------- --------
Cincinnati
----------             26        20
  WIZF-FM                               2001   Urban             18-34    5.5         5     8.4         3
  WDBZ-AM/(9)/                          n/a    Urban Talk        35-64    0.9        18     1.1        15
Indianapolis/(10)/     40        30
  WHHH-FM                               2000   CHR               18-34    5.4         7     9.1         3
  WTLC-FM/(11)/                         2000   Urban AC          25-54    5.7       5(t)    6.2         4
  WYJZ-FM                               2000   NAC/Jazz          25-54    2.2        15     2.1        15
  WTLC-AM                               2001   Young Gospel      25-54    1.3        18     0.9        19
Columbus
--------               36        29
  WCKX-FM                               2001   Urban             18-34    7.7         3     11.4        2
  WXMG-FM                               2001   R&B/Oldies        25-54    2.7        10     3.4         9
  WJYD-FM                               2001   Gospel            25-54    1.2        22     1.3       20(t)
Minneapolis
-----------            16        16
  KTTB-FM                               2001   Urban             18-34    3.0       12(t)   4.8         8
Augusta/(12)/         112       117
  WAEG-FM                               2000   R&B/Oldies        25-54    0.4       25(t)   0.5        24
  WAEJ-FM                               2000   R&B/Oldies        25-54    0.7       22(t)   0.2        28
  WAKB-FM                               2000   Urban AC          25-54    3.7       12(t)   5.4         8
  WFXA-FM                               2000   Urban             18-34    8.0         2     10.8        3
  WTHB-AM                               2000   Gospel             35+     1.5        17     1.8       16(t)
Louisville
----------             55        47
  WDJX-FM                               2001   CHR               18-34    6.9         3     10.3        2
  WBLO-FM/(13)/                         n/a    Urban             18-34    3.4        10     6.3       5(t)
  WGZB-FM                               2001   Urban AC          18-34    5.5         5     7.8         4
  WULV-FM                               2001   Soft AC           25-54    2.9       11(t)   3.6        11
  WMJM-FM                               2001   R&B/Oldies        25-54    2.4        15     2.6        12
  WLRS-FM                               2001   Alternative       18-34    2.9       11(t)   6.3       5(t)
Dayton
------                 58        51
  WGTZ-FM                               2001   CHR               18-34    4.8         6     8.0         5
  WDHT-FM/(14)/                         2001   Urban             18-34    4.6       8(t)    5.9         8
  WING-AM                               2001   News/Sports/Talk  25-54    0.8        19     1.0        15
  WKSW-FM                               2001   Country           25-54    1.1        16     0.9       16(t)

--------
/(1)/ We commenced operating WHTA-FM under a local marketing agreement during September 2001. We have entered into an agreement to acquire WHTA-FM and expect to complete the acquisition during the second quarter of 2002. WHTA-FM was formerly known as WPEZ-FM.
/(2)/ We commenced operating WAMJ-FM under a local marketing agreement during
      August 2001. WAMJ-FM was formerly known as WAWE-FM.
/(3)/ We do not subscribe to the Arbitron service for this market.
/(4)/ KTXQ-FM was formerly known as KDGE-FM.
/(5)/ WCHH-FM was formerly known as WCCJ-FM.
/(6)/ WJMO-FM was formerly known as WJRV-FM.
/(7)/ WRHH-FM was formerly known as WPLZ-FM.
/(8)/ A third party operates WGCV-AM under a local marketing agreement.
/(9)/ We operate WDBZ-AM pursuant to a local marketing agreement.
/(10) WDNI-LP (formerly W53AV), the low power television station that we acquired in Indianapolis in June 2000, is not included in this table. / /(11)/ WTLC-FM was formerly known as WBKS-FM.
/(12)/ For the Augusta market, Arbitron issues its radio market survey reports on a semi-annual basis, rather than a quarterly basis as in our other markets.
/(13)/ We currently operate WBLO-FM under a local marketing agreement. As part of our acquisition of Blue Chip Broadcasting, Inc., we obtained an option to purchase WBLO-FM for a purchase price of $2.0 million. This option may not be exercised until October 1, 2002.
/(14)/ WDHT-FM was formerly known as WING-FM.

Advertising Revenue

   Substantially all of our net broadcast revenue is generated from the sale of local and national advertising for broadcast on our radio stations. Additional net broadcast revenue is generated from network compensation payments and other miscellaneous transactions. Local sales are made by the sales staffs located in our markets. National sales are made by firms specializing in radio advertising sales on the national level, in exchange for a commission from Radio One that is based on a percentage of our net broadcast revenue from the advertising obtained. Approximately 73% of our net broadcast revenue for the year ended December 31, 2001 was generated from the sale of local advertising and 25% from sales to national advertisers, including network advertising. The balance of net broadcast revenue is derived from tower rental income, ticket and other revenue related to special events hosted by Radio One.

   We believe that advertisers can reach the African-American community more cost effectively through radio broadcasting than through newspapers or television. Advertising rates charged by radio stations are based primarily on:

    . a radio station's audience share within the demographic groups targeted by the advertisers;

    . the number of radio stations in the market competing for the same demographic groups; and

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

Strategic Diversification

   We continue to explore opportunities in other forms of media that are complementary to our core radio business which will allow us to leverage our expertise in marketing to African-Americans and our significant listener base. Such opportunities could include an urban-oriented cable network, an urban-oriented radio network, outdoor advertising in urban environments, music production, publishing and other related businesses. To that end we currently have investments in:

    . iBiquity Digital Corporation, a leading developer of in-band on-channel digital broadcast technology;

    . PNE Media Holdings, LLC, a privately-held outdoor advertising company with a presence in several of the markets in which we own radio stations;

    . New Urban Entertainment Television, an urban-oriented cable television programmer; and

    . Quetzal/J.P. Morgan Partners, L.P., an entity formed for the purpose of investing in minority-owned telecommunications entities.

Competition

   The radio broadcasting industry is highly competitive. Radio One's stations compete for audiences and advertising revenue with other radio stations and with other media such as television, the Internet, newspapers, direct mail and outdoor advertising, some of which may be controlled by horizontally-integrated companies. Audience ratings and advertising revenue are subject to change and any adverse change in a market could adversely affect our net broadcast revenue in that market. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and advertising revenue. Other radio companies which are larger and have more resources may also enter markets where we operate. Although we believe our stations are well positioned to compete, we cannot assure you that our stations will maintain or increase their current ratings or advertising revenue.

   The radio broadcasting industry is also subject to technological change, evolving industry standards and the emergence of new media technologies. Several new media technologies have been or are being developed, including the following:

    . audio programming by cable television systems, direct broadcast satellite systems, Internet content providers (both landline and wireless) and other digital audio broadcast formats;

    . satellite digital audio radio service, which has resulted in the introduction of two new subscriber-based satellite radio services with numerous channels and sound quality equivalent to that of compact discs;

    . in-band on-channel digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

    . low power FM radio, which has resulted in additional FM radio broadcast outlets that are designed to serve localized areas.

   We are party to a programming agreement with XM Satellite Radio Inc., a satellite digital audio radio service and have also invested in iBiquity Digital Corporation, a developer of digital audio broadcast technology. However, we cannot assure you that these arrangements will be successful or enable us to adapt effectively to these new media technologies. We also cannot assure you that we will continue to have the resources to acquire other new technologies or to introduce new services that could compete with other new technologies.

Antitrust Regulation

   An important part of our growth strategy is the acquisition of additional radio stations. The agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission and the Department of Justice, may investigate certain acquisitions. After the passage of the Telecommunications Act of 1996, the Department of Justice became more aggressive in reviewing proposed acquisitions of radio stations. The Justice Department is particularly aggressive when the proposed buyer already owns one or more radio stations in the market of the station it is seeking to buy. The Justice Department has challenged a number of radio broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. In general, the Justice Department has more closely scrutinized radio broadcasting acquisitions that would result in local market shares as a significant percentage of radio advertising revenue. Pursuant to a recent Memorandum of Agreement between the Justice Department and the FTC, the Justice Department will now have primary responsibility for merger reviews and antitrust enforcement in the media, including the broadcast industry.

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

   Similarly, the Federal Communications Commission staff has adopted procedures to review proposed radio broadcasting transactions even if the proposed acquisition otherwise complies with the FCC's ownership limitations. In particular, the FCC may "flag" assignment and transfer control applications that raise competitive concerns, and the staff may conduct a public interest analysis, including a competitive analysis of the particular market. However, the FCC has expressed its intent to resolve expeditiously those applications that require a competitive analysis, and has established a timetable for staff review and disposition of such applications.

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

   General. The Communications Act prohibits the assignment of an FCC license, or other transfer of control of an FCC licensee, without the prior approval of the FCC. In determining whether to grant requests for consents to assignments or transfers, and in determining whether to grant or renew a radio broadcast license, the FCC considers a number of factors pertaining to the licensee (and any proposed licensee), including restrictions on foreign ownership, compliance with FCC media ownership limits and other FCC rules, the character of the licensee and those persons holding attributable interests in the licensee, and compliance with the Anti-Drug Abuse Act of 1988.

   The following is a brief summary of certain provisions of the Communications Act and specific FCC rules and policies. This summary does not purport to be a complete listing of all of the regulations and policies affecting radio stations and is qualified in its entirety by the text of the Communications Act, the FCC's rules, regulations and policies, and the rulings and public notices of the FCC. You should refer to the Communications Act and these FCC notices, rules and rulings for further information concerning the nature and extent of federal regulation of radio broadcast stations.

   A licensee's failure to comply with the requirements of the Communications Act or FCC rules and policies may result in the imposition of various sanctions, including admonishment, fines, the grant of a license renewal of less than a full eight-year term, the grant of a license or license renewal with conditions or, for particularly egregious violations, the denial of a license renewal application, the revocation of an FCC license and/or the denial of FCC consent to acquire additional broadcast properties.

   Congress and the FCC have had under consideration or reconsideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance such acquisitions. Such matters include or may include:

    .  changes to the license authorization and renewal process;

    .  proposals to impose spectrum use or other fees on FCC licensees;

    .  fees for radio stations streaming audio over the Internet;

    . restatement in revised form of the FCC's equal employment opportunity rules;

    . proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding political and non-political program content;

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

   Finally, the FCC has adopted procedures for the auction of broadcast spectrum in circumstances where two or more parties have filed mutually exclusive applications for authority to construct new stations or certain major changes in existing stations. Such procedures may limit our efforts to modify or expand the broadcast signals of our stations.

   We cannot predict what changes, if any, might be adopted, nor can we predict what other matters might be considered in the future, nor can we judge in advance what impact, if any, the implementation of any particular proposals or changes might have on our business.

FCC License Grants and Renewals

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

   After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a term less than the maximum otherwise permitted, or hold an evidentiary hearing to determine whether, or under what conditions, the renewal should be granted.

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

   Types of FCC Broadcast Licenses. The FCC classifies each AM and FM radio station. An AM radio station operates on either a clear channel, regional channel or local channel. A clear channel is one on which AM radio stations are assigned to serve wide areas, particularly at night. Clear channel AM radio stations are classified as either: (1) Class A radio stations, which operate unlimited time and are designed to render primary and secondary service over an extended area, or (2) Class B radio stations, which operate unlimited time and are designed to render service only over a primary service area. Class D radio stations, which operate either daytime, during limited times only, or unlimited time with low nighttime power, may operate on the same frequencies as clear channel radio stations. A regional channel is one on which Class B and Class D AM radio stations may operate and serve primarily a principal center of population and the rural areas contiguous to it. A local channel is one on which AM radio stations operate unlimited time and serve primarily a community and the suburban and rural areas immediately contiguous to it. A Class C AM radio station operates on a local channel and is designed to render service only over a primary service area that may be reduced as a consequence of interference.

   FM class designations depend upon the geographic zone in which the transmitter of the FM radio station is located. The minimum and maximum facilities requirements for an FM radio station are determined by its class. In general, commercial FM radio stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0 and C. The FCC has adopted a rule that subjects Class C FM stations that do not satisfy a certain antenna height requirement to an involuntary downgrade in class to Class C0 under certain circumstances.

   Radio One's Licenses. The following table sets forth information with respect to each of our radio stations. A broadcast station's market may be different from its community of license. "ERP" refers to the effective radiated power of an FM radio station. "HAAT" refers to the antenna height above average terrain of an FM radio station. The coverage of an AM radio station is chiefly a function of the power of the radio station's transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the ERP of the radio station's antenna and the HAAT of the radio station's antenna. The height of an AM radio station's antenna is measured in meters and the height of an FM radio station's antenna is measured by reference to HAAT.

                                                ERP (FM)       Antenna
                                                  Power      Height (AM)           Expiration
               Station Call     Year of    FCC   (AM) in      HAAT (FM)  Operating Date of FCC
Market           Letters      Acquisition Class Kilowatts     in Meters  Frequency   License
------         ------------   ----------- ----- ---------    ----------- --------- -----------
Washington, DC   WOL-AM          1980      C        1.0          90.8     1450 kHz 10/01/2003
                 WMMJ-FM         1987      A        2.9         146.0    102.3 MHz 10/01/2003
                 WKYS-FM         1995      B       24.5         215.0     93.9 MHz 10/01/2003
                 WYCB-AM         1998      C        1.0          81.9     1340 kHz 10/01/2003
Atlanta          WPZE-FM         1999      C3       7.9         175.0     97.5 MHz 04/01/2004
                 WJZZ-FM         1999      C3      25.0         100.0    107.5 MHz 04/01/2004
                 WHTA-FM         /(1)/     C2      41.0         150.0    107.9 MHz 04/01/2004
                 WAMJ-FM         /(2)/     A        3.0         143.0    102.5 MHz 04/01/2004
Philadelphia     WPHI-FM         1997      A       0.34/(3)/    305.0    103.9 MHz 08/01/2006
                 WPLY-FM         2000      B       35.0         183.0    100.3 MHz 08/01/2006
Los Angeles      KKBT-FM/(4)/    2000      B        5.3         916.0    100.3 MHz 12/01/2005
Detroit          WDTJ-FM         1998      B       20.0         221.0    105.9 MHz 10/01/2004
                 WCHB-AM         1998      B       50.0          71.1     1200 kHz 10/01/2004
                 WDMK-FM         1998      B       50.0         152.0    102.7 MHz 10/01/2004
Miami            WVCG-AM         2000      B       50.0          90.0     1080 kHz 02/01/2004
Houston          KMJQ-FM         2000      C      100.0         524.0    102.1 MHz 08/01/2005
                 KBXX-FM         2000      C      100.0         585.0     97.9 MHz 08/01/2005
Dallas           KBFB-FM         2000      C      100.0         491.0     97.9 MHz 08/01/2005
                 KTXQ-FM         2001      C      100.0         578.0     94.5 MHz 08/01/2005
Baltimore        WWIN-AM         1992      C        1.0         102.5     1400 kHz 10/01/2003
                 WWIN-FM         1992      A        3.0          91.0     95.9 MHz 10/01/2003
                 WOLB-AM         1993      D        1.0         103.5     1010 kHz 10/01/2003
                 WERQ-FM         1993      B       37.0         174.0     92.3 MHz 10/01/2003
St. Louis        WFUN-FM         1999      C3      24.5         102.0     95.5 MHz 12/01/2004
Cleveland        WERE-AM         1999      B        5.0         200.0     1300 kHz 10/01/2004
                 WENZ-FM         1999      B       16.0         272.0    107.9 MHz 10/01/2004
                 WZAK-FM         2000      B       27.5         189.0     93.1 MHz 10/01/2004
                 WJMO-AM         2000      C        1.0         190.9     1490 kHz 10/01/2004
Boston           WBOT-FM         1999      A        2.7         150.0     97.7 MHz 04/01/2006
                 WILD-AM         2001      D        1.0         101.3     1090 kHz 04/01/2006
Charlotte        WCHH-FM         2000      A        6.0         100.0     92.7 MHz 12/01/2003
Richmond         WKJS-FM         1999      C1     100.0         299.0    104.7 MHz 10/01/2003
                 WCDX-FM         2001      B1       4.5         235.0     92.1 MHz 10/01/2003
                 WRHH-FM         2001      A        6.0         100.0     99.3 MHz 10/01/2003
                 WJMO-FM         2001      A        2.3         162.0    105.7 MHz 10/01/2003
                 WGCV-AM/(5)/    2001      C        1.0         181.5     1240 kHz 10/01/2003
Raleigh-Durham   WQOK-FM         2000      C1     100.0         299.0     97.5 MHz 10/01/2003
                 WFXK-FM         2000      C1     100.0         299.0    107.1 MHz 12/01/2003
                 WFXC-FM         2000      A       2.59         153.0    104.3 MHz 12/01/2003
                 WNNL-FM         2000      C3       7.9         176.0    103.9 MHz 12/01/2003
Cincinnati       WIZF-FM         2001      A       1.25         155.0    100.9 MHz 10/01/2004
                 WDBZ-AM         /(6)/     C        1.0          89.6     1230 kHz 10/01/2004
Indianapolis     WHHH-FM         2000      A        3.3          87.0     96.3 MHz 08/01/2004
                 WTLC-FM         2000      A        6.0          85.0    106.7 MHz 08/01/2004
                 WYJZ-FM         2000      A        6.0         100.0    100.9 MHz 08/01/2004
                 WTLC-AM         2001      B        5.0         221.0     1310 kHz 08/01/2004

                                             ERP (FM)    Antenna
                                               Power   Height (AM)           Expiration
            Station Call     Year of    FCC   (AM) in   HAAT (FM)  Operating Date of FCC
Market        Letters      Acquisition Class Kilowatts  in Meters  Frequency   License
------      ------------   ----------- ----- --------- ----------- --------- -----------
Columbus      WCKX-FM         2001      A        1.9      126.0    107.5 MHz 10/01/2004
              WXMG-FM         2001      A       2.59      154.0     98.9 MHz 10/01/2004
              WJYD-FM         2001      A        6.0      100.0    106.3 MHz 10/01/2004
Minneapolis   KTTB-FM         2001      C1     100.0      176.0     96.3 MHz 04/01/2005
Augusta       WAEG-FM         2000      A        3.0      100.0     92.3 MHz 04/01/2004
              WAEJ-FM         2000      A        6.0      100.0    100.9 MHz 04/01/2004
              WAKB-FM         2000      C3      0.75      416.0     96.7 MHz 04/01/2004
              WFXA-FM         2000      A        6.0       92.0    103.1 MHz 04/01/2004
              WTHB-AM         2000      D        5.0      154.9     1550 kHz 04/01/2004
Louisville    WDJX-FM         2001      B       24.0      218.0     99.7 MHz 08/01/2004
              WBLO-FM         /(7)/     A        3.0      100.0    104.3 MHz 08/01/2004
              WGZB-FM/(8)/    2001      A        3.0      100.0     96.5 MHz 08/01/2004
              WULV-FM         2001      A        4.3       87.0    102.3 MHz 08/01/2004
              WMJM-FM         2001      A        2.0       59.0    101.3 MHz 08/01/2004
              WLRS-FM         2001      A       1.55      136.0    105.1 MHz 08/01/2004
Dayton        WGTZ-FM         2001      B       40.0      168.0     92.9 MHz 10/01/2004
              WDHT-FM         2001      B       50.0      150.0    102.9 MHz 10/01/2004
              WING-AM         2001      B        5.0      200.0     1410 kHz 10/01/2004
              WKSW-FM         2001      A        3.2      124.0    101.7 MHz 10/01/2004

--------
/(1)/ We entered into an agreement to acquire WHTA-FM during June 2001. We commenced operating WHTA under a local marketing agreement during October 2001. We expect to acquire WHTA during 2002.
/(2)/ We commenced the operation of WAMJ-FM under a local marketing agreement during August 2001.
/(3)/ WPHI-FM operates with facilities equivalent to 3 kW at 100 meters
/(4)/ We also hold a license for K261AB, a translator for KKBT-FM.
/(5)/ WGCV-AM is currently operated by a third party under a local marketing agreement.
/(6)/ We currently operate WDBZ-AM under a local marketing agreement.
/(7)/ We currently operate WBLO-FM under a local marketing agreement. As part of our acquisition of Blue Chip Broadcasting, Inc., we have an option to purchase WBLO-FM.
/(8)/ We also hold a license for WGZB-FM1, a booster for WGZB-FM.

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

    .  the history of the parties' compliance with FCC operating rules; and

    . the ''character'' qualifications of the transferee or assignee and the individuals or entities holding ''attributable'' interests in them.

   To obtain the FCC's prior consent to assign or transfer a broadcast license, appropriate applications must be filed with the FCC. If the application to assign or transfer the license involves a substantial change in ownership or control of the licensee, for example, the transfer or acquisition of more than 50% of the voting stock, the application must be placed on an FCC public notice for a period of 30 days during which petitions to deny the application may be filed by interested parties, including members of the public. Informal objections may be filed any time until the FCC acts upon the application. If an assignment application does not involve new parties, or if a transfer of control application does not involve a "substantial change" in ownership or control, it is a pro forma application, which is not subject to the public notice and 30-day petition to deny procedure. The pro forma application is nevertheless subject to informal objections that may be filed any time until the FCC acts on the application. If the FCC grants an assignment or transfer application, interested parties have 30 days from public notice of the grant to seek reconsideration of that grant. The FCC usually has an additional 10 days (from the end of the 30-day period) to set aside such grant on its own motion. When ruling on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application.

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

   The FCC generally applies its broadcast ownership limits to "attributable" interests held by an individual, corporation, partnership or other association or entity, including limited liability companies. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly have the right to vote five percent or more of the stock of a licensee corporation are generally deemed attributable interests, as are positions as an officer or director of a corporate parent of a broadcast licensee. The FCC treats all partnership interests as attributable, except for those limited partnership interests that under FCC policies are considered "insulated" from "material involvement" in the management or operation of the media-related activities of the partnership. The FCC currently treats limited liability companies like limited partnerships for purposes of attribution. Stock interests held by insurance companies, mutual funds, bank trust departments and certain other passive investors that hold stock for investment purposes only become attributable with the ownership of 20% or more of the voting stock of the corporation holding broadcast licenses. In March 2001, the FCC revoked a rule that had provided that interests of minority shareholders in a corporation were not attributable if a single entity or individual held 50% or more of that corporation's voting stock. However, in December 2001 the FCC suspended the elimination of the "single majority shareholder" exemption for broadcasters and cable operators, pending resolution of related issues in a cable rule making proceeding. Currently, for purposes of the multiple ownership rules, no minority voting interest is attributable if there is a single holder of more than 50% of the outstanding voting stock of the corporate broadcast licensee, cable television system, or daily newspaper in which the minority interest is held. This rule could be upheld, modified, or eliminated again depending upon the outcome of the cable proceeding.

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

   The FCC has adopted a rule, known as the equity-debt-plus or EDP rule, that causes certain creditors or investors to be attributable owners of a station, regardless of whether there is a single majority shareholder or other applicable exception to the FCC's attribution rules. Under this rule, a major programming supplier or a same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station's total debt plus equity. For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and equity held by insulated limited partners in limited partnerships. Debt includes all liabilities, whether long-term or short-term. A major programming supplier includes any programming supplier that provides more than 15% of the station's weekly programming hours. A same-market media entity includes any holder of an attributable interest in a media company, including broadcast stations, cable television and newspapers, located in the same market as the station, but only if the holder's interest is attributable under an FCC attribution rule other than the EDP rule.

   The FCC's rules also specify other exceptions to these general principles for attribution.

   The Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in:

    . radio broadcast stations above certain numerical limits serving the same local market;

    . radio broadcast stations and television broadcast stations above certain numerical limits serving the same local market; and

    . radio broadcast station and a daily newspaper serving the same local market.

   These rules include specific signal contour overlap standards to determine compliance, and the FCC defined market will not necessarily be the same market used by Arbitron, Neilsen or other surveys, or for purposes of the HSR Act.

   Under these "cross-ownership" rules, we, absent waivers from the FCC, would not be permitted to own a radio broadcast station and acquire an attributable interest in any daily newspaper in the same market where we then owned any radio broadcast station. Our stockholders, officers or directors, absent a waiver from the FCC, may not hold an attributable interest in a daily newspaper in those same markets. However, the FCC has initiated a review of whether it should revise or revoke its rule barring common ownership of a broadcast station and a daily newspaper in the same market.

   Under the radio/television cross-ownership rule, a single owner may own up to two television stations, consistent with the FCC's rules on common ownership of television stations, together with one radio station in all markets. In addition, a television owner will be permitted to own additional radio stations, not to exceed the local ownership limits for the market, as follows:

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

   Recently, the FCC launched a comprehensive examination of its rules and policies concerning multiple ownership of radio stations in local markets. In a rule making proceeding initiated in November 2001, the FCC has sought public comment on a wide range of matters relating to local ownership limits, including the public interest mandate for such limits and the impact of the limits on diversity and competition. The FCC has also invited comments on how it should define local "market" for purposes of its numerical limits. It currently uses a complex formula based on the mutual overlap of principal community contours of radio stations to determine how many stations are in a particular radio market and the number of stations that a single entity may own within the market. The FCC has proposed to consider alternate methods of defining markets, including using geographic boundaries based on Arbitron markets. The FCC will also consider how it should measure the market share of competitors, whether by revenues or audience share, and how market concentration impacts local ownership limits. The FCC has sought comment on whether it should use numerical limits in evaluating market concentration, or whether it should review transactions on a case-by-case basis. If the latter, the FCC has asked how it should evaluate local marketing agreements, time brokerage agreements and joint sales agreements in the context of analyzing market concentration.

   The FCC has established an interim policy for processing assignment applications while the multiple ownership rule making is pending. Under the interim processing procedures, the FCC will examine the potential competitive effects of proposed radio station combinations. Where the proposed assignment would give one owner 50% or more, or two owners 70% or more, of the radio advertising revenue share of the relevant Arbitron metro market, the application will be marked for further FCC review. This is similar to the "flagging" procedure the FCC has used informally in the past. The FCC continues to have discretion to review individual cases that involve what it views as excessive market concentration issues, or that present unusual cross-interest relationships, on a case-by case basis.

   The outcome of this FCC proceeding could affect our business in a number of ways, including, but not limited to, the following:

    . If the FCC adopts a market definition based upon Arbitron or other geographic measures, it could have an adverse effect on our ability to accumulate stations in a given area.

    . If the FCC changes its policies with respect to local marketing, time brokerage or joint sales agreements (for example, if it should decide to "attribute" joint sales agreements for multiple ownership purposes), we could be limited in our ability to buy or sell time on certain stations.

    . In general terms, if the FCC changes the way it defines markets or determines excess market concentration for purposes of the broadcast multiple ownership rules, we could be limited in our ability to acquire new stations in certain markets, in our ability to operate stations pursuant to certain agreements, and in our ability to improve the coverage contours of our existing stations.

   Because of these multiple and cross-ownership rules, if a stockholder, officer or director of Radio One holds an ''attributable'' interest in Radio One, such stockholder, officer or director may violate the FCC's rules if such person or entity also holds or acquires an attributable interest in other radio stations, television stations, daily newspapers, or cable systems, depending on their number and location. If an attributable stockholder, officer or director of Radio One violates any of these ownership rules, it may affect our ability to obtain from the FCC one or more authorizations needed to conduct our radio station business and our ability to obtain FCC consents for certain future acquisitions.

   Programming and Operations. The Communications Act requires broadcasters to serve the ''public interest.'' The FCC gradually has relaxed or eliminated many of the more formalized procedures it developed to promote the broadcast of certain types of programming responsive to the needs of a radio station's community of license. Nevertheless, a broadcast licensee continues to be required to present programming in response to community problems, needs and interests and to maintain certain records demonstrating its responsiveness. The FCC will consider complaints from listeners about a broadcast station's programming when it evaluates the licensee's renewal application, but listeners' complaints also may be filed and considered at any time. Such complaints are required to be placed in a station's public file. Stations also must pay FCC regulatory and application fees, and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries and technical operation, including limits on human exposure to radio frequency radiation.

   In December 2000, the United States Copyright Office ruled that broadcasters that simulcast (by a process known as streaming) their over-the-air signals on the Internet would incur copyright liability for the use of copyrighted materials, including music programming, with such liability perhaps extending retroactively to 1998. In response to the December 2000 ruling, the National Association of Broadcasters filed suit in federal court seeking to overturn the ruling. The court declined to overturn the ruling, and the matter has been appealed. The outcome of the proceeding, which does not affect our over-the-air broadcasting operations, cannot be predicted.

   In February 2002, the Copyright Office announced the royalty fees to be charged for streaming radio signals on the Internet. The fees are to apply retroactively to 1998, and to future Internet streaming. A group of broadcast companies has filed a petition to set aside or reduce the announced rates. We cannot predict the outcome of this proceeding or its effect on our future streaming activity, nor have we calculated our potential liability for streaming royalty fees. Internet streaming is not and has not been a material part of our operations.

   The FCC's rules prohibit a broadcast licensee from simulcasting more than 25% of its programming on another radio station in the same broadcast service (that is, AM/AM or FM/FM). The simulcasting restriction applies if the licensee owns both radio broadcast stations or owns one and programs the other through a local marketing agreement, and only if the contours of the radio stations overlap in a certain manner.

   The FCC requires that licensees not discriminate in hiring practices. For many years, it also required that licensees develop and implement programs designed to promote equal employment opportunities, and submit reports to the FCC on these matters annually and in connection with each license renewal application. However, the FCC's employment rules, as they related to outreach efforts for recruitment of minorities and the reporting of such outreach efforts, were struck down as unconstitutional by the U.S. Court of Appeals for the D.C. Circuit in 1999. The FCC responded with new EEO rules in 2000, but in 2001 the Court found a portion of the new rules unconstitutional. In December 2001, the FCC issued a new rule making proceeding, proposing rules similar to the 2000 rules, but modified in response to the Court's concerns. The proposed new rules prohibit employment discrimination by broadcast stations on the basis of race, religion, color, national origin, and gender, and require broadcasters to implement programs to promote equal employment opportunities at their stations. The proposed rules generally require broadcast stations to disseminate information about job openings widely so that all qualified applicants, including minorities and women, have an adequate opportunity to compete for the job. Broadcasters would be required to fulfill this requirement by sending the station's job vacancy information to organizations that request it, and by implementing a number of job recruitment efforts from a specific list of choices, such as participating in community outreach programs and job fairs, and sponsoring internships at the station. Broadcasters with five or more full-time employees would have to keep records of their recruitment efforts, and place a report of those efforts in their public files annually. Radio broadcasters with 10 or more full-time employees must file their annual reports with the FCC midway through their license term. Broadcasters also would be required to file employment information annually with the FCC, for statistical purposes.

   From time to time, complaints may be filed against Radio One's radio stations alleging violations of these or other rules. In addition, the FCC recently has proposed to establish a system of random audits to ensure and verify licensee compliance with FCC rules and regulations. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including fines or conditions, the grant of ''short'' (less than the maximum eight year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

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

   A radio broadcast station that brokers time on another radio broadcast station or enters into a time brokerage agreement with a radio broadcast station in the same market will be considered to have an attributable ownership interest in the brokered radio station for purposes of the FCC's local ownership rules if the time brokerage arrangement covers more than 15% of the brokered station's weekly broadcast hours. As a result, a radio broadcast station may not enter into a time brokerage agreement that allows it to program more than 15% of the broadcast time, on a weekly basis, of another local radio broadcast station that it could not own under the FCC's local multiple ownership rules. Attribution for radio time brokerage agreements applies to all of the FCC's multiple ownership rules applicable to radio stations (daily newspaper/radio cross-ownership and radio/television cross-ownership) and not only the local radio ownership rules. In addition, such agreements are attributable for purposes of the FCC's prohibition against simulcasting a commonly-owned, same-service station serving the same geographic area, discussed above.

   Joint Sales Agreements. Over the past few years, a number of radio stations have entered into cooperative arrangements commonly known as joint sales agreements. While these agreements may take varying forms, under the typical joint sales agreement a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately-owned and licensed station in the same market. The typical joint sales agreement also customarily involves the provision by the selling party of certain sales, accounting and services to the station whose advertising is being sold. The typical joint sales agreement is distinct from a local marketing agreement in that a joint sales agreement normally does not involve programming other than advertising content. The FCC has determined that issues of joint advertising sales should be left to enforcement by antitrust authorities, and therefore does not generally regulate joint sales practices between stations. Currently, stations for which another licensee sells time under a joint sales agreement are not deemed by the FCC to be an attributable interest of that licensee.

   In general, radio stations have operated under local marketing, time brokerage and joint sales agreements with very little regulation by, or scrutiny from, the FCC with respect to such agreements. However, in the context of its review of multiple ownership of radio stations in local markets, the FCC has sought public comment on the relevance of such agreements to its analysis of market concentration, and on whether such agreements should be attributed for purposes of the multiple ownership rules. Thus far, the FCC has not determined what relevance, if any, such agreements may have upon its evaluation at license renewal time of a licensee's performance.

   RF Radiation. In 1985, the FCC adopted rules based on a 1982 American National Standards Institute (''ANSI'') standard regarding human exposure to levels of radio frequency (''RF'') radiation. These rules require applicants for renewal of broadcast licenses or modification of existing licenses to inform the FCC at the time of filing such applications whether an existing broadcast facility would expose people to RF radiation in excess of certain limits. In 1992, ANSI adopted a new standard for RF exposure that, in some respects, was more restrictive in the amount of environmental RF exposure permitted. The FCC has since adopted more restrictive radiation limits which became effective October 15, 1997, based in part on the revised ANSI standard, and which were to be fully complied with by September 1, 2000.

   Digital Audio Radio Service. The FCC allocated spectrum to a new technology, digital audio radio service (''DARS''), to deliver satellite-based audio programming to a national or regional audience and issued regulations for a DARS service in early 1997. DARS was intended to provide a medium for the delivery by satellite or terrestrial means of multiple new audio programming formats with compact disc quality sound to local and national audiences. The nationwide reach of satellite DARS could allow niche programming aimed at diverse communities that Radio One is targeting. Two companies that hold licenses for authority to offer multiple channels of digital, satellite-delivered S-Band aural services could compete with conventional terrestrial radio broadcasting. The licensees may sell advertising and lease channels in these media. Both of the satellite radio licensees have launched satellites, and have begun providing service.

   The FCC has established a Wireless Communications Service (''WCS'') in the 2305-2320 and 2345-2360 MHZ bands (the ''WCS Spectrum'') and awarded licenses. Licensees are generally permitted to provide any fixed, mobile, radio location services, or digital satellite radio service using the WCS Spectrum.

   These satellite radio services use technology that may permit higher sound quality than is possible with conventional AM and FM terrestrial radio broadcasting.

   Digital Audio Broadcasting. The FCC has proposed to implement a new terrestrial digital audio broadcasting ("DAB") service, which could provide enhanced radio sound quality, reduced interference, and other benefits to radio broadcasting. The FCC is considering in-band, on-channel AM and FM DAB which, if adopted, could allow broadcasters to transmit digital signals on their existing frequencies. The outcome of this proceeding or the effect DAB could have on our operations cannot be predicted.

   Low Power Radio Broadcast Service. In January 2000, the FCC created a class of radio stations designed to serve very localized communities or underrepresented groups within communities by authorizing two new classes of noncommercial low power FM radio stations which will be permitted to operate on commercial FM frequencies. As adopted by the FCC, there will be two types of LPFM stations, LP100 stations with power from 50 to 100 watts and a service radius of approximately 3.5 miles and LP10 stations with power from one to 10 watts and a service radius of approximately 1-2 miles. LPFM stations will have to protect the signals of all other authorized FM stations and may be authorized on any FM frequency. Eligible licensees will be limited to noncommercial government or private educational organizations, associations or entities; non-profit entities with educational purposes; or government or non-profit entities providing local public safety or transportation services. No existing broadcasters or other media entities can own an LPFM station. For the first two years of the LPFM service, licensees will be limited to local entities headquartered within 10 miles of the LPFM station transmitters and no entity will be permitted to operate more than one LPFM station. After two years, the ownership limit will be five LPFM stations nationwide and after three years, the ownership limit will be 10 LPFM stations nationwide.

   On December 21, 2000, the President signed an appropriations bill including provisions that limited the scope of the FCC's LPFM order. Among other things, it restored certain interference protection to full power FM stations in a manner that reduced the potential number of LPFM stations by approximately 75%. In April 2001, the FCC modified its LPFM rules to implement the provisions of the appropriations legislation.

   During 2000 and 2001, the FCC implemented a five-part national filing window for new LP100 station applications. Hundreds of applications filed during the early windows were impacted by the April 2001 interference protection modifications to the FCC's rules. Those applications remain pending until the FCC opens a filing window allowing curative amendments. To date, more than 200 LP100 construction permits have been granted in communities across the country, though only a small number have begun operating. The FCC has not announced when it will accept applications for LP10 stations.

   At this time, it is difficult to assess the competitive impact of new LPFM stations. LPFM stations must comply with certain technical requirements aimed at protecting existing FM radio stations from interference, although the level of interference that low power stations will cause after they begin operating is uncertain. If LP FM stations are licensed in the markets in which we operate our stations, the low power stations may compete for listeners. The low power stations may also limit our ability to obtain new licenses or to modify existing facilities. Nevertheless, the effect of this newly created low power radio service on Radio One cannot be predicted.

Employees

   As of March 5, 2002, we employed approximately 1,550 people. Our employees are not unionized except for some of our employees who are covered by collective bargaining agreements that we assumed in connection with certain of our station acquisitions. We have not experienced any work stoppages and believe relations with our employees are satisfactory. Each radio station has its own on-air personalities and clerical staff. However, in an effort to control broadcast and corporate expenses, we centralize certain radio station functions by market location. For example, in each of our markets we typically employ one general manager who is responsible for all of our radio stations located in such market.

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

   The tangible personal property owned by Radio One and the real property owned or leased by Radio One is the subject of a security interest held pursuant to the terms of our amended and restated credit agreement, dated as of July 17, 2000, as amended on March 18, 2002.

ITEM 3.  LEGAL PROCEEDINGS

   In November 2001, Radio One and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. Similar complaints were filed in the same Court against hundreds of other public companies that conducted initial public offerings of their common stock in the late 1990s. The complaint alleges that our registration statements and prospectuses filed with the SEC in May 1999 and November 1999 contained untrue statements of material fact or omissions of material fact in violation of the federal securities laws. In particular, the complaint alleges that our registration statements and prospectuses failed to disclose that certain underwriters required several investors who wanted large allocations of our initial public offering to pay excessive underwriters' compensation in the form of increased brokerage commissions and that such underwriters required investors to agree to buy shares of our securities after the initial public offering was completed at predetermined prices as a precondition to obtaining initial public offering allocations. The plaintiffs claim that we violated Sections 11 and 12 of the Securities Act of 1933. The plaintiffs seek unspecified monetary damages and other relief. We believe these claims are without merit and intend to vigorously defend ourselves. We also maintain directors and officers liability insurance that we believe will be applicable to this litigation, and we may also be entitled to indemnification by our underwriters in the event of an adverse result.

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

   No matters were submitted to our stockholders for vote during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Our Class A and Class D Common Stock

   Our class A common stock is traded on The Nasdaq Stock Market's National Market under the symbol ''ROIA.'' The tables below show, for the quarters indicated, the reported high and low bid quotes for our class A common stock on The Nasdaq Stock Market's National Market (as adjusted for our three-for-one stock split in the form of a June 6, 2000 dividend of two shares of class D common stock for each share of class A common stock outstanding on May 30, 2000 (the ''Stock Split'')).

                                            High   Low
                                           ------ ------
                        Fiscal Year 2000
                           First Quarter.. $33.77 $19.90
                           Second Quarter. $29.88 $15.05
                           Third Quarter.. $32.00 $ 7.50
                           Fourth Quarter. $13.81 $ 5.56

                                            High   Low
                                           ------ ------
                        Fiscal Year 2001
                           First Quarter.. $19.56 $ 9.50
                           Second Quarter. $23.38 $14.88
                           Third Quarter.. $22.92 $ 9.11
                           Fourth Quarter. $19.05 $10.86

   Our class D common stock is traded on The Nasdaq Stock Market's National Market under the symbol ''ROIAK.'' The table below shows, for the quarters indicated, the reported high and low bid quotes for our class D common stock on The Nasdaq Stock Market's National Market.

                                                     High   Low
                                                    ------ ------
              Fiscal Year 2000
                 Second Quarter (beginning June 7). $28.00 $16.31
                 Third Quarter..................... $24.50 $ 5.63
                 Fourth Quarter.................... $13.75 $ 5.56

                                                     High   Low
                                                    ------ ------
              Fiscal Year 2001
                 First Quarter..................... $17.94 $ 9.72
                 Second Quarter.................... $22.05 $13.44
                 Third Quarter..................... $21.91 $ 9.20
                 Fourth Quarter.................... $18.64 $10.75

Dividends

   Since becoming a public company in May 1999, we have not declared any dividends on our common stock. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our board of directors in light of our earnings, financial position, capital requirements, our bank credit facility, and the indenture governing our 8 7/8% senior subordinated notes, and such other factors as the board of directors deems relevant. See Note 1 to the Consolidated Financial Statements of Radio One included elsewhere in this Form 10-K.

Number of Stockholders

   Based upon a survey of record holders and a review of our stock transfer records, as of March 13, 2002, there were approximately 9,600 holders of Radio One's class A common stock, three holders of Radio One's class B common stock, two holders of Radio One's class C common stock, and approximately 9,300 holders of Radio One's class D common stock.

ITEM 6.  SELECTED FINANCIAL DATA

   The following table contains selected historical consolidated financial data with respect to Radio One. The selected historical consolidated financial data have been derived from the Consolidated Financial Statements of Radio One for each of the fiscal years in the five year period ended December 31, 2001, which have been audited by Arthur Andersen LLP, independent public accountants. The selected historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Financial Statements of Radio One included elsewhere in this report.

Non-GAAP Measures

   The following table includes information regarding broadcast cash flow, EBITDA and after-tax cash flow. Broadcast cash flow consists of operating income before depreciation, amortization, local marketing agreement fees, corporate expense and non-cash compensation. EBITDA consists of operating income before depreciation, amortization, and local marketing agreement fees. After-tax cash flow is defined as income before income taxes and extraordinary items plus depreciation, amortization and non-cash compensation, non-cash interest expense and non-cash loss/(gain) on investments, less the current income tax liability/(benefit) and preferred stock dividends. Although broadcast cash flow, EBITDA and after-tax cash flow are not measures of performance or liquidity calculated in accordance with GAAP, we believe that these measures are useful to an investor in evaluating Radio One because these measures are widely used in the broadcast industry as a measure of a radio broadcasting company's performance. Nevertheless, broadcast cash flow, EBITDA and after-tax cash flow should not be considered in isolation from or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. Moreover, because broadcast cash flow, EBITDA and after-tax cash flow are not measures calculated in accordance with GAAP, these performance measures are not necessarily comparable to similarly titled measures employed by other companies.

                                                        Fiscal Years Ended December 31,/(1)/
                                               ------------------------------------------------------
                                                 1997      1998      1999        2000         2001
                                               --------  --------  ---------  -----------  ----------
                                                                   (In Thousands)
Statement of Operations:
Net broadcast revenue......................... $ 32,367  $ 46,109  $  81,703  $   155,666  $  243,804
Operating expenses............................   18,848    24,501     44,259       77,280     120,463
Corporate expenses and non-cash compensation..    2,155     2,800      4,380        6,303      10,065
Depreciation and amortization.................    5,828     8,445     17,073       63,207     129,723
                                               --------  --------  ---------  -----------  ----------
   Operating income (loss)....................    5,536    10,363     15,991        8,876     (16,447)
Interest expense/(2)/.........................    8,910    11,455     15,279       32,407      63,358
Gain on sale of assets, net...................       --        --         --           --       4,224
Other income, net.............................      415       358      2,149       20,084         991
Income tax benefit (provision)/(3)/...........       --     1,575     (2,728)        (804)     24,550
                                               --------  --------  ---------  -----------  ----------
   (Loss) income before extraordinary item....   (2,959)      841        133       (4,251)    (50,040)
Extraordinary loss............................    1,985        --         --           --       5,207
                                               --------  --------  ---------  -----------  ----------
   Net (loss) income.......................... $ (4,944) $    841  $     133  $    (4,251) $  (55,247)
                                               ========  ========  =========  ===========  ==========
   Net loss applicable to common stockholders. $ (6,981) $ (2,875) $  (1,343) $   (13,487) $  (75,387)
                                               ========  ========  =========  ===========  ==========

Statement of Cash Flows:
Cash Flows From--
   Operating activities....................... $  4,937  $  9,299  $  18,221  $    55,686  $   59,783
   Investing activities.......................  (23,199)  (61,171)  (346,571)  (1,220,023)   (146,928)
   Financing activities.......................   25,054    47,827    330,116    1,178,995      98,381

Other Data:
Broadcast cash flow........................... $ 13,519  $ 21,608  $  37,444  $    78,386  $  123,341
Broadcast cash flow margin/(4)/...............       42%       47%        46%          50%         51%
EBITDA (before non-cash compensation)......... $ 11,364  $ 18,808  $  33,289  $    72,271  $  114,227
After-tax cash flow...........................    2,869     7,248     16,303       48,712      37,330
Cash interest expense/(5)/....................    4,413     7,192     10,762       28,581      58,477
Capital expenditures..........................    2,035     2,236      3,252        3,665       9,283

Balance Sheet Data (at period end):
Cash and cash equivalents..................... $  8,500  $  4,455  $   6,221  $    20,879  $   32,115
Intangible assets, net........................   54,942   127,639    218,460    1,637,180   1,776,201
Total assets..................................   79,225   153,856    527,536    1,765,218   1,923,915
Total debt (including current portion)........   74,954   131,739     82,626      646,956     780,022
Preferred stock...............................   22,968    26,684         --           --          --
Total stockholders' equity....................  (21,984)  (24,859)   420,256    1,057,069   1,052,947

--------
/(1)/ Year-to-year comparisons are significantly affected by Radio One's acquisition of various radio stations during the periods covered.
/(2)/ Interest expense includes non-cash interest, such as the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs.
/(3)/ From January 1, 1996 to May 19, 1997, Radio One elected to be treated as an S corporation for U.S. federal and state income tax purposes and, therefore, generally was not subject to income tax at the corporate level during that period.
/(4)/ Broadcast cash flow margin is defined as broadcast cash flow divided by net broadcast revenue.
/(5)/ Cash interest expense is calculated as interest expense less non-cash interest, including the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs, for the indicated period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following information should be read in conjunction with ''Selected Financial Data'' and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Introduction

   Our net broadcast revenue is derived primarily from local and national advertisers and, to a much lesser extent, tower rental income, ticket and other revenue related to special events we sponsor throughout the year. Our net broadcast revenue is affected primarily by the advertising rates our radio stations are able to charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on:

    . a radio station's audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by Arbitron;

    . the number of radio stations in the market competing for the same demographic groups; and

    .  the supply of and demand for radio advertising time.

   Advertising rates are generally highest during morning and afternoon commuting hours. In 2001, approximately 73% of our net revenue was generated from local advertising and 25% was generated from national spot advertising, including network advertising. The balance of 2001 revenue was generated primarily from tower rental income, ticket and other revenue related to our sponsored events.

   Our significant broadcast expenses are (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios, (v) rental of transmission tower space and (vi) music license royalty fees. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. We also use our multiple stations, market presence and purchasing power to negotiate favorable rates with certain vendors and national representative selling agencies.

   We generally incur advertising and promotional expenses to increase our audiences. However, because Arbitron reports ratings quarterly, any changed ratings and therefore the effect on advertising revenues tends to lag behind the incurrence of advertising and promotional expenditures.

   Depreciation and amortization of costs associated with the acquisition of radio stations and interest carrying charges have historically been significant factors in determining our overall profitability. However, with the adoption of SFAS 141 and SFAS 142, the impact of depreciation and amortization is expected to be greatly reduced in 2002 and future periods (see "Liquidity - Recent Accounting Pronouncements" below).

   The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net broadcast revenue, broadcast cash flow and EBITDA, although broadcast cash flow and EBITDA are not measures utilized under generally accepted accounting principles ("GAAP") (see "Selected Financial Data--Non-GAAP Measures"). Broadcast cash flow and EBITDA should not be considered in isolation from, nor as substitutes for, operating income, net income, cash flow, or other consolidated income or cash flow statement data computed in accordance with GAAP, nor as a measure of our profitability or liquidity. Despite their limitations, broadcast cash flow and EBITDA are widely used in the broadcasting industry to measure a company's operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, particularly in the case of acquisitions. By eliminating such effects, broadcast cash flow provides a meaningful measure of comparative radio station performance, and EBITDA provides a meaningful measure of overall company performance after taking into account corporate operating expenses related to the employment of the senior management team and other overhead costs.

   In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce expenses by exchanging advertising time for goods or services. In order to maximize cash revenue from our spot inventory, we minimize the use of trade agreements and have reduced trade revenue to approximately 1% of our gross revenue in 2001, down from approximately 2% in 1999.

   We calculate same station growth over a particular period by comparing performance of stations owned and/or operated under a local marketing agreement during the current period with the performance of the same stations for the corresponding period in the prior year. However, no station will be included in such a comparison unless it has been owned and/or operated under a local marketing agreement for at least one month of every quarter included in each of the current and corresponding prior-year periods.

                       RADIO ONE, INC. AND SUBSIDIARIES
                             RESULTS OF OPERATIONS

   The following table summarizes Radio One's historical consolidated results of operations:

                                                              Fiscal Years Ended December 31,
                                                              ------------------------------
                                                                1999        2000      2001
                                                              -------     --------  --------
                                                                      (in thousands)
Statement of Operations:
Net broadcast revenue........................................ $81,703     $155,666  $243,804
Operating expenses...........................................  44,259       77,280   120,463
Corporate expenses...........................................   4,155        6,115     9,114
Non-cash compensation........................................     225          188       951
Depreciation and amortization................................  17,073       63,207   129,723
                                                              -------     --------  --------
   Operating income (loss)...................................  15,991        8,876   (16,447)
Interest expense.............................................  15,279       32,407    63,358
Gain on sale of assets, net..................................      --           --     4,224
Other income, net............................................   2,149       20,084       991
                                                              -------     --------  --------
Income (loss) before (provision) benefit for income taxes and
  extraordinary item.........................................   2,861       (3,447)  (74,590)
Income tax (provision) benefit...............................  (2,728)        (804)   24,550
                                                              -------     --------  --------
   Income (loss) before extraordinary item...................     133       (4,251)  (50,040)
Extraordinary loss...........................................      --           --     5,207
                                                              -------     --------  --------
   Net income (loss)......................................... $   133     $ (4,251) $(55,247)
                                                              =======     ========  ========
   Net loss applicable to common stockholders................ $(1,343)    $(13,487) $(75,387)
                                                              =======     ========  ========
Broadcast cash flow/(1)/..................................... $37,444     $ 78,386  $123,341
Broadcast cash flow margin/(1)/..............................      46%          50%       51%
EBITDA/(1)/.................................................. $33,289     $ 72,271  $114,227
After-tax cash flow/(1)/..................................... $16,303     $ 48,712  $ 37,330

--------
/(1) See "Selected Financial Data--Non-GAAP Measures." /

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000

   Net Broadcast Revenue. Net broadcast revenue increased to approximately $243.8 million for the fiscal year ended December 31, 2001 from approximately $155.7 million for the fiscal year ended December 31, 2000, or 57%. The increase in net broadcast revenue was the result of continuing broadcast revenue growth in some of our markets in which we have operated for at least one year, as we benefited from historical ratings increases at certain of our radio stations. Additional revenue gains were derived from acquisitions made during 2000 and 2001, including gains of $59.7 million derived from our August 2000 acquisition of radio stations from Clear Channel Communications and AMFM and $12.7 million derived from our August 2001 acquisition of Blue Chip Broadcasting, Inc.

   Operating Expenses. Operating expenses increased to approximately $120.5 million for the fiscal year ended December 31, 2001 from approximately $77.3 million for the fiscal year ended December 31, 2000, or 56%. This increase in expenses was related to our expansion within the markets in which we operate, including increased variable costs associated with increased revenue, start-up and expansion expenses in our newer markets, and operating expenses associated with acquisitions made during 2000 and 2001, including expenses of approximately $26.1 million associated with the stations acquired from Clear Channel Communications and AMFM in 2000 and expenses of $8.3 million associated with the stations acquired from Blue Chip Broadcasting, Inc. in 2001.

   Corporate Expenses. Corporate expenses (including non-cash compensation) increased to approximately $10.1 million for the fiscal year ended December 31, 2001 from approximately $6.3 million for the fiscal year ended December 31, 2000, or 60%. This increase was due primarily to growth in our corporate staff, consistent with our overall expansion.

   Depreciation and Amortization. Depreciation and amortization increased to approximately $129.7 million for the fiscal year ended December 31, 2001 from approximately $63.2 million for the fiscal year ended December 31, 2000, or 105%. This increase was due primarily to our asset growth as well as our acquisitions in 2000 and 2001. There was no amortization expense related to Richmond III or Blue Chip intangible assets with indefinite lives due to the adoption of SFAS 142. In addition, we expect amortization expense to decrease by approximately $114.1 million, annually, as a result of the adoption of SFAS
142. See "Recent Accounting Pronouncements" below.

   Operating Income (Loss). Operating loss for the fiscal year ended December 31, 2001 was approximately $16.4 million compared to operating income of $8.9 million for the fiscal year ended December 31, 2000. This decrease was attributable to higher operating and corporate expenses as described above, as well as higher depreciation and amortization expenses associated with several of our acquisitions during 2000 and 2001.

   Interest Expense. Interest expense increased to approximately $63.4 million for the fiscal year ended December 31, 2001 from approximately $32.4 million for the fiscal year ended December 31, 2000, or 96%. This increase related primarily to borrowings associated with the acquisition of radio stations from Clear Channel and AMFM and the acquisition of Blue Chip Broadcasting, Inc., somewhat offset by lower interest rates on our 2001 subordinated debt issuance and on our bank credit facility due to declining interest rates throughout much of 2001.

   Gain on Sale of Assets. Gain on sale of assets was approximately $4.2 million for the fiscal year ended December 31, 2001. This gain resulted from the divestiture of our non-core stations as previously described. See "Recent and Pending Transactions."

   Other Income. Other income decreased to approximately $991,000 for the fiscal year ended December 31, 2001 from approximately $20.1 million for the fiscal year ended December 31, 2000, or 95%. This decrease was due primarily to lower interest income from having normalized cash balance levels during 2001 as compared to high cash and investment balances resulting from our follow-on equity offerings in November 1999, March 2000 and July 2000. These offerings were completed in anticipation of the acquisition of radio stations from Clear Channel and AMFM, which was consummated in August 2000. Additionally, in 2001 we incurred losses resulting from the write-down of certain of our investments.

   Income (Loss) before (Provision) Benefit for Income Taxes and Extraordinary Item. Loss before benefit for income taxes was approximately $74.6 million for the fiscal year ended December 31, 2001 compared to loss before provision for income taxes of approximately $3.4 million for the fiscal year ended December 31, 2000. This loss before benefit for income taxes was due primarily to an increase in depreciation and amortization expense and interest expense related to the acquisition of radio stations from Clear Channel and AMFM as discussed above.

   Extraordinary Loss. Extraordinary loss was approximately $5.2 million for the fiscal year ended December 31, 2001. This loss, net of income tax benefit of approximately $2.6 million, related to the early retirement of our 12% senior subordinated notes due 2004. This loss included the write-off of the remaining deferred offering costs, underwriters' discount and prepayment penalties associated with these notes.

   Net Loss. Net loss increased to approximately $55.2 million for the fiscal year ended December 31, 2001 compared to approximately $4.3 million for the fiscal year ended December 31, 2000, or 1,184%. This increase was due primarily to the higher losses before benefit (provision) for income taxes compared to the previous year's period, as well as the extraordinary loss of $5.2 million as previously described.

   Net Loss Applicable to Common Stockholders. Net loss applicable to common stockholders increased to $75.4 million for the fiscal year ended December 31, 2001 from $13.5 million for the fiscal year ended December 31, 2000. The increase was attributable to higher losses compared to the previous year's period as well as an increase in accrued dividends related to the issuance of $310.0 million of 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (HIGH TIDES).

   Broadcast Cash Flow. Broadcast cash flow (see "Selected Financial Data--Non-GAAP Measures") increased to approximately $123.3 million for the fiscal year ended December 31, 2001 from approximately $78.4 million for the fiscal year ended December 31, 2000, or 57%. This increase was primarily attributable to an increase in broadcast revenue, partially offset by higher operating expenses as described above.

   Broadcast Cash Flow Margin. Our broadcast cash flow margin increased to approximately 51% for the fiscal year ended December 31, 2001 from 50% for the fiscal year ended December 31, 2000. This increase was primarily the result of our revenue growth exceeding our expense growth and the acquisition of certain radio stations with higher broadcast cash flow margins. On a same station basis, broadcast cash flow margin increased to approximately 51% in 2001 from approximately 50% in 2000. This increase was the result of revenue gains in our more mature markets, partially offset by slower expense growth in those markets.

   EBITDA. Earnings before interest, taxes, depreciation, and amortization, and excluding non-cash compensation expense ("EBITDA") (see "Selected Financial Data--Non-GAAP Measures") increased to approximately $114.2 million for the fiscal year ended December 31, 2001 from approximately $72.3 million for the fiscal year ended December 31, 2000, or 58%. This increase was attributable to the increase in broadcast revenue partially offset by higher operating expenses and higher corporate expenses associated with our overall growth.

   After-tax Cash Flow. After-tax cash flow decreased to approximately $37.3 million for the fiscal year ended December 31, 2001 from approximately $48.7 million for the fiscal year ended December 31, 2000, or 23%. This decrease was primarily attributable to higher EBITDA more than offset by higher interest expense and lower interest income, as described above.

Fiscal Year Ended December 31, 2000 Compared to Fiscal Year Ended December 31, 1999

   Net Broadcast Revenue. Net broadcast revenue increased to approximately $155.7 million for the fiscal year ended December 31, 2000 from approximately $81.7 million for the fiscal year ended December 31, 1999, or 91%. This increase in net broadcast revenue was the result of continuing broadcast revenue growth in the markets in which we have operated for at least one year, as well as from revenue contributed from radio stations acquired within the last year, particularly the stations acquired from Clear Channel and AMFM, which accounted for approximately $34.1 million.

   Operating Expenses. Operating expenses increased to approximately $77.3 million for the fiscal year ended December 31, 2000 from approximately $44.3 million for the fiscal year ended December 31, 1999, or 75%. This increase in expenses was related to our rapid expansion within all of the markets in which we operate, including increased variable costs associated with increased revenue, as well as start-up, expansion and operating expenses of approximately $14.3 million associated with the stations acquired from Clear Channel and AMFM.

   Corporate Expenses. Corporate expenses (including stock-based compensation) increased to approximately $6.3 million for the fiscal year ended December 31, 2000 from approximately $4.4 million for the fiscal year ended December 31, 1999, or 43%. This increase was due primarily to growth in the corporate staff consistent with our overall expansion.

   Depreciation and Amortization. Depreciation and amortization increased to approximately $63.2 million for the fiscal year ended December 31, 2000 from approximately $17.1 million for the fiscal year ended

December 31, 1999, or 270%. This increase was due primarily to our asset growth as well as our acquisitions in 1999 and 2000.

   Operating Income. Operating income decreased to approximately $8.9 million for the fiscal year ended December 31, 2000 from approximately $16.0 million for the fiscal year ended December 31, 1999, or by 44%. This decrease was primarily attributable to higher operating and corporate expenses as described above, as well as higher depreciation and amortization expenses associated with several of our acquisitions made within the last year.

   Interest Expense. Interest expense increased to approximately $32.4 million for the fiscal year ended December 31, 2000 from approximately $15.3 million for the fiscal year ended December 31, 1999, or 112%. This increase relates primarily to additional borrowings made in the third quarter of 2000 in conjunction with the acquisition of radio stations from Clear Channel and AMFM.

   Other Income. Other income (almost exclusively interest income) increased to approximately $20.1 million for the fiscal year ended December 31, 2000 from approximately $2.1 million for the fiscal year ended December 31, 1999, or 857%. This increase was due primarily to our high cash and investment balances following our equity offerings in November 1999, March 2000 and July 2000, as well as cash generated from operations.

   (Loss) Income before (Benefit) Provision for Income Taxes. Loss before benefit for income taxes was approximately $3.4 million for the fiscal year ended December 31, 2000 compared to income before provision for income taxes of approximately $2.9 million for the fiscal year ended December 31, 1999. This loss before benefit for income taxes was due primarily to the acquisition of radio stations from Clear Channel and AMFM as mentioned above.

   Net (Loss) Income. Net loss was approximately $4.3 million for the fiscal year ended December 31, 2000 compared to net income of approximately $133,000 for the fiscal year ended December 31, 1999. This decrease in net income was due to a loss before provision for income taxes partially offset by a 71% lower provision for income taxes than in the previous year.

   Net Loss Applicable to Common Stockholders. Net loss applicable to common stockholders increased to $13.5 million for the fiscal year ended December 31, 2000 from $1.3 million for the fiscal year ended December 31, 1999. The increase was attributable to higher losses compared to the previous year's period, and the redemption of preferred stock in 2000 was more than offset by the accrual of dividends related to the issuance of $310.0 million of 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (HIGH TIDES).

   Broadcast Cash Flow. Broadcast cash flow (see "Selected Financial Data--Non-GAAP Measures") increased to approximately $78.4 million for the fiscal year ended December 31, 2000 from approximately $37.4 million for the fiscal year ended December 31, 1999, or 110%. This increase was primarily attributable to the increases in broadcast revenue partially offset by higher operating expenses as described above.

   Broadcast Cash Flow Margin. Our broadcast cash flow margin increased to approximately 50% for the fiscal year ended December 31, 2000 from 46% for the fiscal year ended December 31, 1999. This increase was primarily the result of our revenue growth exceeding our expense growth and the acquisition of certain radio stations with higher broadcast cash flow margins. On a same station basis, broadcast cash flow margin for the period increased to approximately 51% in 2000 from approximately 46% in 1999. This increase was the result of revenue gains in our more mature markets partially offset by slower expense growth in those markets.

   EBITDA. Earnings before interest, taxes, depreciation, and amortization ("EBITDA") (see "Selected Financial Data--Non-GAAP Measures"), and excluding non-cash compensation expense, increased to approximately $72.3 million for the fiscal year ended December 31, 2000 from approximately $33.3 million for the fiscal year ended December 31, 1999, or 117%. This increase was attributable to the increase in broadcast revenue partially offset by higher operating expenses and higher corporate expenses associated with our growth.

   After-tax Cash Flow. After-tax cash flow increased to approximately $48.7 million for the fiscal year ended December 31, 2000 from approximately $16.3 million for the fiscal year ended December 31, 1999, or 199%. This increase was primarily attributable to higher EBITDA and higher interest income, partially offset by higher interest charges associated with the financings of our various acquisitions, as described above.

Liquidity and Capital Resources

   Our primary source of liquidity is cash provided by operations and, to the extent necessary, undrawn commitments available under our bank credit facility. Our ability to borrow in excess of the commitments set forth in our credit agreement is limited by the terms of the indenture governing our 8 7/8% senior subordinated notes. Additionally, such terms place restrictions on Radio One with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests among other things.

   We have used, and will continue to use, a significant portion of our capital resources to consummate acquisitions. These acquisitions were or will be funded from:

   . our bank credit facility;

   . the proceeds of the historical offerings of our common stock and preferred stock;

   . the proceeds of future common and/or preferred stock, and/or debt offerings; and

   . internally generated cash flow.

   Radio One's balance of cash and cash equivalents was approximately $32.1 million as of December 31, 2001, and approximately $20.9 million as of December 31, 2000. This increase in cash resulted primarily from higher cash generated from operations. We have entered into a bank credit facility under which we have borrowed $350.0 million in term loans and may borrow up to $250.0 million on a revolving basis, and which we have historically drawn down as capital was required, primarily for acquisitions. As of December 31, 2001, $120.0 million was available to be drawn down from our bank credit facility, subject to certain restrictions. Our ability to draw down on the revolver is limited by our ability to comply with certain financial covenants and leverage ratios that are defined terms within the credit facility agreement. As of December 31, 2001, we were in compliance with covenants under our bank credit facility. On March 18, 2002, we entered into an amendment with our lenders under our bank credit facility to modify favorably certain financial covenants, for the period from March 31, 2002 to December 31, 2004.

   Net cash flow from operating activities increased to approximately $59.8 million for the fiscal year ended December 31, 2001 from approximately $55.7 million for the fiscal year ended December 31, 2000, or 7%. This increase was due primarily to an increase in our net loss and reduction in accounts payable more than offset by higher non-cash expenses and an increase in accounts payable. Non-cash expenses of depreciation and amortization increased to approximately $129.7 million for the fiscal year ended December 31, 2001 from approximately $63.2 million for the fiscal year ended December 31, 2000, or 105%, due primarily to our acquisitions in 2000, particularly the Clear Channel and AMFM acquisitions. Non-cash expenses of amortization of debt financing costs, unamortized discount and deferred interest decreased to approximately $2.0 million for the fiscal year ended December 31, 2001 from approximately $2.8 million for the fiscal year ended December 31, 2000, or 29%, due primarily to the redemption of our 12% senior subordinated notes.

   Net cash flow used in investing activities decreased to approximately $146.9 million for the fiscal year ended December 31, 2001 compared to approximately $1,220.0 million for the fiscal year ended December 31,

2000, or 88%. During the fiscal year ended December 31, 2001, we used $206.5 million of cash to acquire radio stations or make deposits on radio stations we have agreed to acquire. We also received net proceeds of approximately $69.4 million from the sale of seven non-core stations that we have divested or agreed to divest. Additionally, we made purchases of capital equipment totaling approximately $9.3 million of which approximately $0.9 million was related to our investment in Satellite One, L.L.C. and made approximately $0.6 million worth of investments in other companies. Satellite One, L.L.C. is a wholly-owned subsidiary that provides programming for five channels on the XM Satellite Radio system. During the fiscal year ended December 31, 2000, we used $1,469.6 million of cash to acquire radio stations or make deposits on radio stations we had agreed to acquire. Additionally, we sold $256.4 million worth of short-term investment securities, made purchases of capital equipment totaling approximately $3.7 million and made approximately $1.2 million worth of investments in other companies.

   Net cash flows from financing activities decreased to approximately $98.4 million for the fiscal year ended December 31, 2001 compared to approximately $1,179.0 million for the fiscal year ended December 31, 2000, or 92%. During the fiscal year ended December 31, 2001, we completed an offering of $300.0 million aggregate principal amount of 8 7/8% senior subordinated notes and borrowed approximately $135.0 million under our credit facility. These proceeds, coupled with cash from operations, were used to redeem our 12% senior subordinated notes, to repay approximately $150 million in term loans, to repay approximately $62.5 million in revolving credit and to fund various acquisitions. In connection with these borrowings and as a result of amortization expenses related to our 8 7/8% senior subordinated notes, we incurred approximately $8.2 million in deferred debt financing costs. Also during the fiscal year ended December 31, 2001, we paid approximately $20.1 million in preferred stock dividends. During the fiscal year ended December 31, 2000, we completed a common stock offering and a convertible preferred stock offering and raised approximately $635.9 million, net of offering costs. Also during the fiscal year ended December 31, 2000, we borrowed approximately $570.0 million to fund various acquisitions and repaid $7.6 million of debt with cash from operations and from our two equity offerings. In connection with these borrowings and as a result of amortization expenses related to our 12% senior subordinated notes, we incurred approximately $6.2 million in deferred debt financing costs. Also during the fiscal year ended December 31, 2000, we paid approximately $5.0 million in preferred stock dividends. As a result, cash and cash equivalents increased by approximately $11.2 million during the fiscal year ended December 31, 2001, compared to an increase of approximately $14.7 million during the fiscal year ended December 31, 2000.

   We continuously review opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic investments. As of the date of this report, other than our pending acquisition of WHTA-FM in the Atlanta market and our option to purchase WBLO-FM in the Louisville market, we have no written or oral understandings, letters of intent or contracts to make acquisitions or strategic investments. We anticipate that any future acquisitions and strategic investments will be financed through funds generated from operations, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.

   Our ability to meet our debt service obligations and reduce our total debt, and our ability to refinance the 8 7/8% senior subordinated notes at or prior to their scheduled maturity date in 2011, will depend upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. In addition to debt service and the dividends related to our preferred stock, our principal liquidity requirements will be for working capital, continued business development, strategic investment opportunities and for general corporate purposes, including capital expenditures. For 2002, capital expenditures are expected to total approximately $10.0 to $12.0 million.

   Management believes that, based on current levels of operations and anticipated internal growth, for the foreseeable future, cash flow from operations together with other available sources of funds will be adequate to make required payments of interest on our indebtedness, to fund our pending acquisition, to pay dividends on our preferred stock, to fund anticipated capital expenditures and working capital requirements and to enable us to comply with the terms of our debt agreements. However, in order to finance future acquisitions or investments, if any, we may require additional financing and there can be no assurance that we will be able to obtain such financing on terms acceptable to us.

Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. This pronouncement requires all business combinations to be accounted for using the purchase method and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. We adopted this statement on July 1, 2001.

   Also, in June 2001, FASB issued Statement of Financial Accounting Standard No. 142 (SFAS 142) "Goodwill and Other Intangible Assets." This pronouncement requires a non-amortization approach to account for purchased goodwill and certain other intangible assets. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. We adopted the provisions of this statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, on January 1, 2002. We adopted the provisions of this statement, which apply to goodwill and other indefinite life intangible assets acquired after June 30, 2001, on July 1, 2001. As a result of our adoption of SFAS 142, we did not record amortization expense related to the Blue Chip Broadcasting, Inc. acquisition. Amortization expense would have approximated $5.0 million related to the goodwill and FCC licenses had we not adopted this non-amortization approach. The adoption of these accounting standards will eliminate the amortization of goodwill and FCC broadcast licenses commencing January 1, 2002. SFAS 142 will have a material impact on Radio One's financial statements, as the amounts previously recorded for the amortization of goodwill and FCC broadcast licenses is significant. For the years ended December 31, 1999, 2000 and 2001, we recorded amortization expense for goodwill of $4.6 million, $6.1 million and $7.1 million, respectively. For the years ended December 31, 1999, 2000 and 2001, we recorded amortization expense for FCC broadcast licenses of $8.4 million, $48.4 million and $107.0 million, respectively. We expect amortization expense to decrease by approximately $114.1 million annually as a result of this pronouncement.

   In August 2001, FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes Statement of Financial Accounting Standards No. 121 (SFAS 121), "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of," and ABP Opinion No. 30. This statement retains the fundamental provisions of SFAS 121 that require Radio One to test long-lived assets for impairment using undiscounted cash flows; however, the statement eliminates the requirement to allocate goodwill to these long-lived assets. The statement also requires that long-lived assets to be disposed of by a sale must be recorded at the lower of the carrying amount or the fair value, less the cost to sell the asset, and depreciation should cease to be recorded on such assets. Any loss resulting from the write-down of the assets shall be recognized in income from continuing operations. Additionally, long-lived assets to be disposed of other than by sale may no longer be classified as discontinued until they are disposed of. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. Radio One will apply this guidance prospectively.

Critical Accounting Policies

   Our accounting policies are described in Note 1 of the consolidated financial statements in Item 8. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the

United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows.

Goodwill and Intangible Assets

   Radio One has made acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and identifiable intangible assets. Under accounting principles generally accepted in the United States through December 31, 2001, these assets (excluding the assets acquired from Blue Chip Broadcasting, Inc. and Sinclair Telecable, Inc.) were amortized over their estimated useful lives and were tested periodically to determine if they were recoverable from undiscounted cash flows over their useful lives.

   In accordance with SFAS 141 and SFAS 142, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized, but instead will be subject to annual impairment tests. Radio One will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. During 2002, Radio One will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets as of January 1, 2002, and has not yet determined what effect, if any, applying those tests will have on Radio One's financial position and results of operations. The annual impairment testing required by SFAS 142 will also require us to use our judgment and could require us to write down the carrying value of our goodwill and other intangible assets in future periods. As of December 31, 2001, Radio One had $1,934.8 million in goodwill and intangible assets with indefinite lives. We expect amortization expense to decrease by approximately $114.1 million as a result of this pronouncement.

Allowance for Doubtful Accounts

   We must make estimates of the uncollectibility of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in an agency's ability to meet its financial obligation to Radio One, Radio One's estimates of the recoverability of amounts due Radio One could be reduced by a material amount.

Purchase Price Allocation for Acquisitions

   Purchase accounting requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair market value of the assets received and liabilities assumed. In August 2001, Radio One completed the acquisition of Blue Chip Broadcasting, Inc. for total consideration of approximately $188.0 million. Radio One has made estimates and assumptions about the allocation of the purchase price to certain of its intangible assets. As a result of the ongoing application of SFAS 141 and SFAS 142, adjustments may be made in 2002 to the purchase price allocation for the Blue Chip acquisition.

Impact of Inflation

   We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2001. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

   Seasonal net broadcast revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Radio One's first fiscal quarter generally produces the lowest net broadcast revenue for the year.

Capital and Commercial Commitments

   The following table and discussion reflect Radio One's significant contractual obligations and other commercial commitments as of December 31, 2001:

                                               Payments Due by Period
-                         -----------------------------------------------------------------
                                       Less Than 1
Capital Commitments          Total        Year      1-3 Years    4-5 Years   After 5 Years
-------------------       ------------ ----------- ------------ ------------ --------------
Long-term debt........... $780,000,000    $  --    $175,000,000 $305,000,000 $  300,000,000
Operating leases.........   30,569,000  4,996,000    10,158,000    4,918,000     10,497,000
Capital lease obligations       22,000     22,000       --           --            --

   In addition to the obligations above, Radio One also has the following contractual obligations and other commercial commitments:

    .  severance obligations;

    .  employment contracts;

    .  programming contracts;

    .  dividends on our HIGH TIDES;

    .  interest swap agreements; and

    .  other operating contracts.

   We anticipate that we will fund such obligations and commitments with cash flow from operations. If we would terminate our interest swap agreements before they expire, we would be required to pay early termination fees.
Overview of Risks

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

    . We compete for advertising revenue against radio stations and other media, some of which have greater resources than we do.

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

    . We are subject to certain covenants contained in our bank credit facility. A breach of any of these covenants could allow our lenders to declare all amounts outstanding under our bank credit facility to be immediately due and payable. In addition, our banks could proceed against the collateral granted to them to secure that indebtedness. If the amounts outstanding under our bank credit facility are accelerated, we cannot assure you that our assets will be sufficient to repay in full the money owed to the banks or to our other debt holders.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   We do not have significant interest rate risk related to our Senior Subordinated Notes due 2011, which have a fixed interest rate of 8 7/8%. Further, we have no foreign currency risk, as we have no foreign operations. We also do not have any derivative commodity instruments or other financial instruments such as foreign currency forwards, futures and options, and foreign currency denominated debt. We have entered into swap agreements to reduce exposure to interest rate fluctuations in connection with our bank credit facility. We do not enter into derivative transactions for speculative purposes.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The consolidated financial statements of Radio One required by this item are filed with this report on Pages F-1 to F-32.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table provides information concerning our directors and executive officers as of March 13, 2002.

 Name                    Age                     Position
 ----------------------- --- -------------------------------------------------
 Catherine L. Hughes.... 54  Chairperson of the Board of Directors and
                             Secretary
 Alfred C. Liggins, III. 37  Chief Executive Officer, President, Treasurer and
                             Director
 Scott R. Royster....... 37  Executive Vice President and Chief Financial
                             Officer
 Mary Catherine Sneed... 50  Chief Operating Officer
 Linda J. Eckard Vilardo 44  Vice President, Assistant Secretary and General
                             Counsel
 Terry L. Jones......... 55  Director
 Brian W. McNeill....... 46  Director
 Larry D. Marcus........ 53  Director
 D. Geoffrey Armstrong.. 44  Director
 L. Ross Love........... 55  Director

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

   Mr. Royster has been Executive Vice President of Radio One since 1997 and Chief Financial Officer of Radio One since 1996. Prior to joining Radio One, he served as an independent consultant to Radio One. From 1995 to 1996, Mr. Royster was a principal at TSG Capital Group, LLC, a private equity investment firm located in Stamford, Connecticut, which became an investor in Radio One in 1987. Mr. Royster has also served as an associate and later a principal at Capital Resource Partners from 1992 to 1995, a private capital investment firm in Boston, Massachusetts. Mr. Royster is a graduate of Duke University and Harvard Business School.

   Ms. Sneed has been Radio One's Chief Operating Officer since January 1998. Prior to joining Radio One, she held various positions with Summit Broadcasting including Executive Vice President of the Radio Division, and Vice President of Operations from 1992 to 1995. Ms. Sneed is a graduate of Auburn University.

   Ms. Eckard Vilardo has been General Counsel of Radio One since January 1998, Assistant Secretary of Radio One since April 1999, and Vice President of Radio One since February 2001. Prior to joining Radio One as General Counsel, Ms. Eckard Vilardo represented Radio One as outside counsel from July 1995 until assuming her current position. Ms. Eckard Vilardo was a partner in the Washington, D.C. office of Davis Wright Tremaine LLP from August 1997 to December 1997. Her practice focused on transactions and FCC regulatory matters. Prior to joining Davis Wright Tremaine LLP, Ms. Eckard Vilardo was a shareholder of Roberts & Eckard, P.C., a firm that she co-founded in April 1992. Ms. Eckard Vilardo is a graduate of Gettysburg College, the National Law Center at George Washington University and the University of Glasgow. Ms. Eckard Vilardo is admitted to the District of Columbia Bar and the Bar of the United States Supreme Court.

   Mr. Jones has been a director of Radio One since 1995. Since 1990, Mr. Jones has been President of Syndicated Communications, Inc., a communications venture capital investment company, and its wholly owned subsidiary, Syncom Capital Corporation. He joined Syndicated Communications, Inc. in 1978 as a Vice President. Mr. Jones serves in various capacities, including director, president, general partner and vice president, for various other entities affiliated with Syndicated Communications, Inc. He also serves on the board of directors of Delta Capital Corporation, Sun Delta Capital Access Center, Cyber Digital Inc. and the Southern African Enterprise Development Fund. Mr. Jones earned his B.S. degree from Trinity College, his M.S. from George Washington University and his M.B.A. from Harvard Business School.

   Mr. McNeill has been a director of Radio One since 1995. Mr. McNeill is the Managing General Partner of Alta Communications, which was founded in 1996 as the successor firm to Burr, Egan, Deleage & Co., a major private equity firm specializing in the telecommunications industry. Mr. McNeill began at Burr, Egan in 1986. He has served as a director in many private radio and television broadcasting companies such as NextMedia, Marathon Media, Telemundo Holdings and Shockley Communications. From 1979 to 1986, he worked at the Bank of Boston where he started and managed that institution's broadcast lending group. Mr. McNeill is a graduate of Holy Cross College and earned an M.B.A. from the Amos Tuck School at Dartmouth College. He currently serves as a director of Acme Communications, Inc., a public company with ownership interests in nine television stations.

   Mr. Marcus became a director of Radio One in April 1999. Mr. Marcus is currently President of Peak Media L.L.C., which is the sole management member of Peak Media Holdings L.L.C., the owner of a television station in Johnstown, Pennsylvania, and the operator under a time brokerage agreement of a television station in Altoona, Pennsylvania. In 1989, Mr. Marcus became the Chief Financial Officer of River City Broadcasting, L.P., licensee of ten television stations and thirty-four radio stations located in medium to large markets. River City Broadcasting was sold to Sinclair Broadcasting in 1996. Mr. Marcus is a graduate of City College of New York.

   Mr. Armstrong became a director of Radio One in June 2001. Mr. Armstrong is currently Chief Executive Officer of 310 Partners, a private investment firm. From March 1999 through September 2000, Mr. Armstrong was the Chief Financial Officer of AMFM, Inc., which was publicly traded on the New York Stock exchange until it was purchased by Clear Channel Communications in September 2000. Between June 1998 and March 1999, Mr. Armstrong was Chief Operating Officer and a director of Capstar Broadcasting Corporation, which merged with AMFM, Inc. in July 1999. Mr. Armstrong was a founder of SFX Broadcasting, which was taken public in 1993, and subsequently served as Chief Financial Officer, Chief Operating Officer, and a director until the company was sold in 1998.

   Mr. Love became a director of Radio One in June 2001. Mr. Love is currently the President and Chief Executive Officer of Blue Chip Enterprises, LLC, which owns and operates J&M Precision Machining, a manufacturer of power train components for the automotive industry in Blanchester, Ohio. Mr. Love is also the President and Chief Executive Officer of Blue Chip Communications, Inc., which owns radio station WDBZ-AM in Cincinnati, Ohio. Previously, Mr. Love was the President and Chief Executive Officer of Blue Chip Broadcasting, Inc., which was acquired by Radio One in August 2001. Mr. Love founded Blue Chip in 1995, growing the company to 19 stations in six markets. He was Blue Chip's largest shareholder. Prior to starting Blue Chip, Mr. Love had a 28-year career at Procter & Gamble, serving the last 10 years as Vice-President, Advertising for P&G worldwide.

Section 16(a) Beneficial Ownership Reporting Compliance

   Section 16(a) of the Securities Exchange Act of 1934 requires Radio One's directors and executive officers and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission reports showing ownership of and changes in ownership of our Common Stock and other equity securities. On the basis of reports and representations submitted by Radio One's directors, executive officers, and greater than ten percent owners, we believe that all required Section 16(a) filings for fiscal 2001 were timely made, except one Form 4 was filed late for Ms. Sneed and two Form 4's were filed late for Mr. Love.

ITEM 11.  EXECUTIVE COMPENSATION

                          Summary Compensation Table

                                                                             Long-Term Compensation Awards
                                                                        ---------------------------------------
                                                                        Restricted   Securities
                                                                          Stock      Underlying    All Other
          Name and Principal Positions           Year  Salary   Bonus     Awards      Options   Compensation(2)
          ----------------------------           ---- -------- -------- ----------   ---------- ---------------
Catherine L. Hughes, Chairperson of the Board
 of Directors and Secretary..................... 2001 $325,000 $125,000        --     500,000         $--
                                                 2000  250,000  200,000        --          --          --
                                                 1999  250,000  150,000        --          --          --

Alfred C. Liggins, III, Chief Executive Officer,
 President, Treasurer and Director.............. 2001 $500,000 $475,000        --     250,000          --
                                                 2000  300,000  300,000        --          --          --
                                                 1999  300,000  250,000        --          --          --

Scott R. Royster, Executive Vice President and
 Chief Financial Officer........................ 2001 $325,000 $100,000        --          --          --
                                                 2000  300,000  125,000        --      37,292          --
                                                 1999  200,000  175,000  $225,000(1)   18,646          --

Mary Catherine Sneed, Chief Operating
 Officer........................................ 2001 $300,000 $100,000        --     500,000          --
                                                 2000  220,000  175,000        --          --          --
                                                 1999  220,000   50,000        --          --          --

Linda J. Eckard Vilardo, Vice President,
 Assistant Secretary and General Counsel........ 2001 $220,000 $ 90,000        --          --          --
                                                 2000  200,000   95,000        --      62,154          --
                                                 1999  175,000   90,000        --      31,077          --

--------
(1) Represents 51,194 shares of class A common stock. In May 2000, Mr. Royster received 102,388 shares of class D common stock as a result of a 2-for-1 stock dividend. As of December 31, 2001, Mr. Royster held 8,694 shares of class A common stock with a value (based on the last reported sale price for class A common stock on The Nasdaq National Market on such date of $18.47) of $160,578 and 77,388 shares of class D common stock with a value as of December 31, 2001 (based on the last reported sale price for class D common stock on The Nasdaq National Market on such date of $18.01) of $1,393,757. Twenty-five percent of the stock vested on the date of grant; the remaining stock vested in equal increments every month beginning February 28, 1999 and ending December 31, 2001. The stock is now fully vested.
(2) Value of perquisites and other personal benefits paid does not exceed the lesser of $50,000 or 10% of the total annual salary and bonus reported for the named executive officer and, therefore, is not required to be disclosed pursuant to the rules of the Commission.

                       Option Grants in Last Fiscal Year

                                                                                    Potential Realization
                                                                                       Value at Assumed
                                                                                    Annual Rates of Stock
                                                                                    Price Appreciation for
                                                                                         Option Term
                                                                                    ----------------------
                                               % of Total
                             Number of       Options Granted
                       Securities Underlying to Employees in Exercise  Expiration
         Name             Options Granted    Fiscal Year(1)   Price       Date          5%         10%
         ----          --------------------- --------------- -------- ------------- ---------- -----------
Catherine L. Hughes...        500,000             21.8%       $13.56  April 3, 2011 $4,264,692 $10,807,566
Alfred C. Liggins, III        250,000             11.0%       $13.56  April 3, 2011 $2,132,346 $ 5,403,783
Mary Catherine Sneed..        500,000             21.8%       $13.56  April 3, 2011 $4,264,692 $10,807,566

                         Fiscal Year-End Option Values

                           Number of Securities Underlying       Value of Unexercised In-the-Money Options
                        Unexercised Options at Fiscal Year-End              at Fiscal Year-End
                        --------------------------------------   -----------------------------------------
         Name               Exercisable         Unexercisable        Exercisable          Unexercisable
         ----           -------------------   ------------------ --------------------  --------------------
                        Class A      Class D  Class A   Class D   Class A     Class D  Class A    Class D
Catherine L. Hughes....     --           --     --      500,000        --          --    --     $2,223,750
Alfred C. Liggins, III.     --           --     --      250,000        --          --    --     $1,111,875
Scott R. Royster....... 18,646       37,292     --           --  $199,326    $369,191    --             --
Mary Catherine Sneed...     --           --     --      500,000        --          --    --     $2,223,750
Linda J. Eckard Vilardo 31,077       62,154     --           --  $332,213    $615,325    --             --

  Employment Agreements

   Scott R. Royster Employment Agreement.   Effective as of October 18, 2000,
we entered into an amended and restated employment agreement with Mr. Royster pursuant to which his employment term was extended through October 17, 2005, with an optional five-year extension upon mutual agreement of the parties. Under the terms of the employment agreement, Mr. Royster serves as our Chief Financial Officer and Executive Vice President and receives an annual base salary of $300,000, subject, under the terms of the employment agreement, to an annual increase of not less than 5% and an annual cash bonus at the discretion of the Board of Directors. If Mr. Royster remains employed by the company through and including December 31, 2004, he will receive a retention bonus of $750,000, and if he is employed on October 18, 2010, he will receive an additional retention bonus in the amount of $7.0 million. In connection with the employment agreement, Mr. Royster agreed to purchase from us and we agreed to sell to him 333,334 unregistered shares of class A common stock and 666,666 unregistered shares of class D common stock, each for a purchase price of $7.00 per share. The purchase price for such shares was funded by a loan from us evidenced by a full recourse promissory note from Mr. Royster. Under the terms of the employment agreement, Mr. Royster also received from us an interest free loan in the amount of $750,000 due on the earlier of January 1, 2005 or the sixtieth day following the termination of Mr. Royster's employment. We could incur severance obligations under the terms of the employment agreement in the event that Mr. Royster's employment is terminated.

   Linda J. Eckard Vilardo Employment Agreement. Effective as of October 31, 2000, we entered into an amended and restated employment agreement with Ms. Eckard Vilardo pursuant to which her employment term was extended through October 31, 2004, with an optional four-year extension upon mutual agreement of the parties. Under the terms of the employment agreement, Ms. Eckard Vilardo serves as our General Counsel, Assistant Secretary and Vice President and receives an annual base salary of $220,000, subject, under the terms of the employment agreement, to an annual increase of not less than 5% and an annual cash bonus at the discretion of the Board of Directors. If Ms. Eckard Vilardo remains employed by the company through and including October 31, 2008, she will receive a retention bonus of approximately $2.0 million. In connection with the employment agreement, Ms. Eckard Vilardo agreed to purchase from us and we agreed to sell to her 250,000 unregistered shares of class D common stock for a purchase price of $8.02 per share. The purchase price for such shares was funded by a loan from us evidenced by a full recourse promissory note from Ms. Eckard Vilardo. We could incur severance obligations under the terms of the employment agreement in the event that Ms. Eckard Vilardo's employment is terminated.

   Alfred C. Liggins, III Employment Agreement. Effective as of April 9, 2001, we entered into an employment agreement with Mr. Liggins pursuant to which Mr. Liggins' employment term will continue through April 8, 2005. Under the terms of the employment agreement, Mr. Liggins serves as our Chief Executive Officer and President, and receives an annual base salary of $500,000, subject, under the terms of the employment agreement, to an annual increase of not less than 5% and an annual cash bonus at the discretion of the Board of Directors. In connection with the employment agreement, Mr. Liggins agreed to purchase from us and we agreed to sell to him 1,500,000 unregistered shares of class D common stock for a purchase price of $14.07 per share. The purchase price for such shares was funded by a loan from us evidenced by a full recourse promissory note from Mr. Liggins. We could incur severance obligations under the terms of the employment agreement in the event that Mr. Liggin's employment is terminated.

  401(k) Plan

   We adopted a defined contribution 401(k) savings and retirement plan effective August 1, 1994. Employees are eligible to participate after completing 90 days of service and attaining age 21. Participants may contribute up to 15% of their gross compensation subject to certain limitations.

  Stock Option Plan

   On March 10, 1999 we adopted a stock plan which was also ratified by our stockholders on March 10, 1999. The plan is designed to provide incentives relating to equity ownership to present and future executive, managerial and other key employees, directors and individuals who perform substantial work for Radio One and our subsidiaries as may be selected in the sole discretion of the committee that administers the plan. The plan was amended by the Board of Directors as of March 10, 1999, June 14, 2000, September 27, 2000, May 30, 2001 and December 17, 2001. The plan, as amended, provides for the granting to participants of stock options and restricted stock grants as the Compensation Committee of the Board of Directors, or such other committee of the Board of Directors as the Board of Directors may designate deems to be consistent with the purpose of the plan. An aggregate of 1,408,099 shares of class A common stock (voting) and 3,816,198 shares of class D common stock (non-voting) have been reserved for issuance under the plan. The plan affords Radio One latitude in tailoring incentive compensation for the retention of key personnel, to support corporate and business objectives, and to anticipate and respond to a changing business environment and competitive compensation practices. As of December 31, 2001, we have granted options to purchase 151,783 shares of class A common stock having a weighted average exercise price of $10.356 per share and 3,037,294 shares of class D common stock, having a weighted average exercise price of $13.755 per share.

  Compensation of Directors

   Our non-officer directors are reimbursed for all out-of-pocket expenses related to meetings attended. In addition, Mr. Marcus receives an annual stipend of $24,000. During 2001, Brian W. McNeill, D. Geoffrey Armstrong, L. Ross Love and Terry L. Jones received options to purchase common stock under our stock option plan. Our officers who serve as directors do not receive compensation for their services as directors other than the compensation they receive as officers of Radio One.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The following table sets forth certain information as of March 13, 2002 regarding the beneficial ownership of our common stock by:

  . each person known by us to be the beneficial owner of more than five percent of any class of our common stock;

  . each of our top five most highly compensated executive officers and directors;

  .  all of our directors and executive officers as a group.

   Each shareholder possesses sole voting and investment power with respect to the shares listed, unless otherwise noted.

                                                                       Common Stock
                                      -----------------------------------------------------------------------------
                                          Class A           Class B             Class C               Class D
                                      ---------------  -----------------  -------------------  --------------------  Percent of
                                      Number                                                                           Total
                                        of    Percent   Number   Percent   Number   Percent of Number of  Percent of  Economic
                                      Shares  of Class of Shares of Class of Shares   Class     Shares      Class     Interest
                                      ------- -------- --------- -------- --------- ---------- ---------- ----------  --------

Catherine L. Hughes (1)(2)(3)(4).....   1,000     *      851,536   29.7%  3,121,048    99.6%    7,897,168    12.0%      12.6%
 c/o Radio One 5900 Princess Garden
 Parkway, 8 th Floor Lanham,
 Maryland 20706

Alfred C. Liggins, III(1)(2)(5)(6)...  38,036   0.17%  2,010,307   70.1   3,121,048    99.6    11,726,282    17.8       17.9
 c/o Radio One 5900 Princess Garden
 Parkway, 8 th Floor Lanham,
 Maryland 20706

Scott R. Royster(7).................. 391,364    1.7          --     --          --      --       767,726     1.2        1.2
c/o Radio One 5900 Princess Garden
 Parkway, 8 th Floor Lanham,
 Maryland 20706......................

Linda J.Eckard Vilardo(8)............  32,077   0.14          --     --          --      --       314,154     0.5        0.4
 c/o Radio One 5900 Princess Garden
 Parkway, 8 th Floor Lanham,
 Maryland 20706

Mary Catherine Sneed................. 230,922    1.0          --     --          --      --       136,844     0.2        0.4
 c/o Radio One 5900 Princess Garden
 Parkway, 8 th Floor Lanham,
 Maryland 20706

Terry L. Jones(9).................... 577,318    2.6          --     --          --      --     1,168,886     1.8        1.9
 c/o Syncom Capital
 Corporation 8401 Colesville
 Road, Suite 300 Silver Spring, MD
 20910

Brian W. McNeill(10).................  30,554   0.14          --     --          --      --        62,320     0.1        0.1
 c/o Burr, Egan, Deleage & Co. One
 Post Office Square Boston, MA 02109

Larry D. Marcus......................   2,500   0.01          --     --          --      --        17,000       *          *
 248 Gay Avenue Clayton, MO 63105



                                      Percent of
                                        Total
                                        Voting
                                        Power
                                      ----------

Catherine L. Hughes (1)(2)(3)(4).....    16.7%
 c/o Radio One 5900 Princess Garden
 Parkway, 8 th Floor Lanham,
 Maryland 20706

Alfred C. Liggins, III(1)(2)(5)(6)...    39.4
 c/o Radio One 5900 Princess Garden
 Parkway, 8 th Floor Lanham,
 Maryland 20706

Scott R. Royster(7)..................     0.8
c/o Radio One 5900 Princess Garden
 Parkway, 8 th Floor Lanham,
 Maryland 20706......................

Linda J.Eckard Vilardo(8)............     0.1
 c/o Radio One 5900 Princess Garden
 Parkway, 8 th Floor Lanham,
 Maryland 20706

Mary Catherine Sneed.................     0.5
 c/o Radio One 5900 Princess Garden
 Parkway, 8 th Floor Lanham,
 Maryland 20706

Terry L. Jones(9)....................     1.1
 c/o Syncom Capital
 Corporation 8401 Colesville
 Road, Suite 300 Silver Spring, MD
 20910

Brian W. McNeill(10).................     0.1
 c/o Burr, Egan, Deleage & Co. One
 Post Office Square Boston, MA 02109

Larry D. Marcus......................       *
 248 Gay Avenue Clayton, MO 63105

                                                                       Common Stock
                                     --------------------------------------------------------------------------------
                                          Class A            Class B             Class C               Class D        Percent of
                                     ------------------ ------------------ -------------------- ---------------------   Total
                                      Number   Percent   Number   Percent   Number   Percent of Number of  Percent of  Economic
                                     of Shares of Class of Shares of Class of Shares   Class     Shares      Class     Interest
                                     --------- -------- --------- -------- --------- ---------- ---------- ----------  --------

L. Ross Love (11)...................       250      *          --     --          --      --     1,802,602     2.7        1.9
 c/o Blue Chip Broadcasting,
 Inc. 1821 Summit Road, Suite
 401 Cincinnati, OH 45237

D. Geoffrey Armstrong (12)..........    10,000   0.05          --     --          --      --         1,250       *          *
 c/o 310 Partners

FMR Corp............................ 2,601,535   11.6          --     --          --      --            --      --        2.8
 82 Devonshire Street Boston, MA
 02109

Putnam Investments, Inc............. 1,162,271    5.2          --     --          --      --     4,206,394     6.4        5.7
 One Post Office Square Boston, MA
   02109............................

The TCW Group, Inc.................. 1,922,406    8.6          --     --          --      --     3,569,328     5.4        5.8
 865 South Figueroa St. Los
 Angeles, CA 90017

T. Rowe Price Associates, Inc.......        --     --          --     --          --      --     3,109,900     4.7        3.3
 100 E. Pratt Street Baltimore, MD
 21202

Delaware Business Management Trust.. 2,020,400    9.0          --     --          --      --            --      --        2.1
 2005 Market Street Philadelphia,
 PA 19103

Salomon Brothers Holding Company     1,397,112    6.2          --     --          --      --            --      --        1.5
 Inc................................
 388 Greenwich Street New York, NY
 10013

All Directors and Named Executives
 as a group (10 persons)............ 1,314,021    5.9   2,861,843   99.8   3,121,048    99.6    17,652,136    26.8       26.5


                                     Percent of
                                       Total
                                       Voting
                                       Power
                                     ----------

L. Ross Love (11)...................       *
 c/o Blue Chip Broadcasting,
 Inc. 1821 Summit Road, Suite
 401 Cincinnati, OH 45237

D. Geoffrey Armstrong (12)..........       *
 c/o 310 Partners

FMR Corp............................     5.1
 82 Devonshire Street Boston, MA
 02109

Putnam Investments, Inc.............     2.3
 One Post Office Square Boston, MA
   02109............................

The TCW Group, Inc..................     3.8
 865 South Figueroa St. Los
 Angeles, CA 90017

T. Rowe Price Associates, Inc.......       *
 100 E. Pratt Street Baltimore, MD
 21202

Delaware Business Management Trust..     4.0
 2005 Market Street Philadelphia,
 PA 19103

Salomon Brothers Holding Company         2.7
 Inc................................
 388 Greenwich Street New York, NY
 10013

All Directors and Named Executives
 as a group (10 persons)............    58.6

--------
 *  Less than .01%
(1) The shares of class C common stock and 6,242,096 shares of class D common stock are held by Hughes-Liggins Family Partners, L.P., the limited partners of which are the Catherine L. Hughes Revocable Trust, dated March 2, 1999 (of which Ms. Hughes is the trustee and sole beneficiary), and the Alfred C. Liggins, III Revocable Trust, dated March 2, 1999 (of which Mr. Liggins is the trustee and sole beneficiary), and the general partner of which is Hughes-Liggins & Company, L.L.C., the members of which are the Catherine L. Hughes Revocable Trust, dated March 2, 1999, and the Alfred C. Liggins, III Revocable trust, dated March 2, 1999.
(2) The shares of class A common stock and class B common stock are subject to a voting agreement between Ms. Hughes and Mr. Liggins with respect to the election of Radio One's directors.
(3) The shares of class B common stock and 1,528,072 shares of class D common stock are held by the Catherine L. Hughes Revocable Trust, dated March 2, 1999.
(4) Includes 125,000 shares of class D common stock obtainable upon the exercise of stock options exercisable within 60 days of March 13, 2002.
(5) The shares B common stock and 3,921,686 shares of class D common stock are held by the Alfred C. Liggins, III Revocable Trust, dated March 2, 1999.
(6) Includes 62,500 shares of class D common stock obtainable upon the exercise of stock options exercisable within 60 days of March 13, 2002.
(7) Includes 18,646 shares of class A common stock and 37,292 shares of class D common stock obtainable upon the exercise of stock options exercisable within 60 days of March 13, 2002.
(8) Includes 31,077 shares of class A common stock and 62,154 shares of class D common stock obtainable upon the exercise of stock options exercisable within 60 days of March 13, 2002.

(9) Includes 49,557 shares of class A common stock and 6,714 shares of class D common stock held by Mr. Jones, 300 shares of class A common stock and 600 shares of class D common stock held by each of Mr. Jones' three daughters, and 526,861 shares of class A common stock and 1,134,122 shares of class D common stock held by Syncom Capital Corporation. Mr. Jones is the President of Syncom Capital Corporation and may be deemed to share beneficial ownership of shares of class A and class D common stock held by Syncom Capital Corporation by virtue of his affiliation with Syncom Capital Corporation. Mr. Jones disclaims beneficial ownership in such shares. Also includes 26,250 shares of class D common stock obtainable upon the exercise of stock options exercisable within 60 days of March 13, 2002.
(10) Includes 1,250 shares of class D common stock obtainable upon the exercise of stock options exercisable within 60 days of March 13, 2002.
(11) Includes 500 shares of class D common stock held by Mr. Love, 1,657,368 shares held by LRL Trading, L.L.C., 115,439 shares held by LRC Love Limited Partnership and 28,045 shares held by the Love Family Limited Partnership. Mr. Love has a controlling interest in LRL Trading, L.L.C., LRC Love Limited Partnership and Love Family Limited Partnership and may be deemed to be the beneficial owner of the shares held by those entities by virtue of his affiliation. Also includes 1,250 shares of class D common stock obtainable upon the exercise of stock options exercisable within 60 days of March 13, 2002.
(12) Includes 1,250 shares of class D common stock obtainable upon the exercise of stock options exercisable within 60 days of March 13, 2002.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  Mableton

   Radio One has entered into a local management agreement with Mableton Investment Group, LLC ("MIG") to provide programming and other managerial services through MIG to WAMJ-FM (formerly known WAWE-FM), licensed to Mableton, Georgia, which is in the Atlanta, Georgia market. MIG in turn has a right to program the station through a time brokerage agreement with New Mableton Broadcasting Corporation ("NMBC"), licensee of the station. MIG also has a minority interest in NMBC and options to acquire all of the outstanding stock of NMBC. Radio One is paying a fee for the right to program the station, along with expenses incurred in operating the station, and will in turn share in the operating profit, if any, from operating the station with MIG. Alfred C. Liggins, III, the Chief Executive Officer of Radio One, is a member of MIG and serves as its Manager. Syncom II Mableton Investment, Inc. is the other member of MIG. Syndicated Communications Venture Partners II, LP is the shareholder of Syncom II Mableton Investment, Inc. Terry L. Jones, a general partner of Syndicated Communications Venture Partners II, LP is also a member of Radio One's Board of Directors. In addition, Radio One of Atlanta, LLC, the sole member of which is Radio One, leases space in its studio facilities in Atlanta to NMBC for the operation of the station. Radio One commenced the operation of WAMJ-FM under the local marketing agreement during August 2001. We believe that the terms of this agreement are not materially different than if the agreement were with an unaffiliated third party.

  Office Lease

   We lease office space located at 100 St. Paul Street, Baltimore, Maryland from Chalrep Limited Partnership, a limited partnership controlled by Catherine
L. Hughes and Alfred C. Liggins, III. The annual rent incurred for the office space during 2000 and 2001 was approximately $216,000, and is expected to increase.

  Music One, Inc.

   Ms. Hughes and Mr. Liggins own a music company called Music One, Inc. We sometimes engage in promoting the recorded music product of Music One, Inc. Based on the cross-promotional value received by Radio One, we believe that the provision of such promotion is fair to Radio One.

  Allur-Detroit

   Bell Broadcasting Company leases the transmitter site for WDMK-FM from American Signalling Corporation for approximately $72,000 per year. American Signalling Corporation is a wholly-owned subsidiary of Syndicated Communications Venture Partners II, L.P. Terry L. Jones, a general partner of Syndicated Communications Venture Partners II, L.P., is also a member of Radio One's board of directors. We believe that the terms of this lease are not materially different than if the agreement were with an unaffiliated third party.

  NetNoir, Inc.

   In 1999, we made a $750,000 loan to NetNoir, Inc., an internet portal service provider. We provided $250,000 in cash and $500,000 of advertising in connection with the loan. The loan was subsequently converted into preferred stock. In March 2000, we made a commitment to invest an additional $2.5 million in advertising on our radio stations in exchange for an equity investment in NetNoir, Inc. As of December 31, 2001, $960,100 of the $2.5 million in advertising had aired. Several entities in which Mr. Jones had an interest as an officer or director owned approximately 32% of the equity of NetNoir. Mr. Jones is a director of Radio One.

   In July 2001, the assets of NetNoir, Inc., including the name "NetNoir" and the remainder of the trade balance, were sold to eChapman.com, Inc. for the sum of $150,000 cash and 250,000 shares of restricted stock of eChapman.com, Inc. Radio One did not receive any of the sale proceeds. In connection with the sale to eChapman.com, the shareholders of NetNoir, Inc. agreed to: (i) change the name of the corporation to eNoir, Inc., (ii) dissolve that company and (iii) cancel the shares of stock outstanding.

  Executive Officers' Loans

   In 1998, we extended an unsecured loan to Mr. Liggins in the amount of $380,000, which bears interest at an annual rate of 5.56% and is evidenced by a demand promissory note. As of December 31, 2001, the aggregate outstanding principal and interest amount on this loan was approximately $460,000. The purpose of the loan was to repay a loan that Mr. Liggins obtained from NationsBank, Texas, N.A. in 1997 to purchase an additional interest in Radio One.

   In 1999, Radio One of Atlanta, Inc. extended an unsecured loan to Mary Catherine Sneed, Chief Operating Officer of Radio One, in the original amount of $262,539, which bears interest at an annual rate of 5.56% and is evidenced by two demand promissory notes. As of December 31, 2001, the aggregate outstanding principal and interest amount on this loan was approximately $306,000. The purpose of this loan was to pay Ms. Sneed's tax liability with respect to incentive stock grants of Radio One of Atlanta, Inc. stock received by Ms. Sneed.

   In 1999, we extended an unsecured loan to Scott R. Royster in the amount of $87,564, which bears interest at an annual rate of 5.56% and is evidenced by a demand promissory note. As of December 31, 2001, the aggregate outstanding principal and interest amount on this loan was approximately $101,000. The purpose of this loan was to pay Mr. Royster's tax liability with respect to a restricted stock grant.

   In 2000, we extended to Mr. Royster a secured loan in the amount of $7.0 million, which bears interest at the applicable federal rate (published monthly by the Internal Revenue Service) as defined in Section 1274 of the Internal Revenue Code of 1986, as amended, and is evidenced by a full recourse promissory note due on the earlier of October 18, 2010 or the sixtieth day following the termination of Mr. Royster's employment. As of December 31, 2001, the aggregate outstanding principal and interest amount on this loan was approximately $7,505,000. The purpose of the loan was to allow Mr. Royster to purchase from us 333,334 unregistered shares of class A common stock and 666,666 unregistered shares of class D common stock, each for a purchase price of $7.00 per share, as provided for in his employment agreement. Also, in 2000, we agreed to extend to Mr. Royster an unsecured, interest free loan in the amount of $750,000 to be evidenced by a non-recourse promissory note due on the earlier of January 1, 2005 or the sixtieth day following the termination of Mr. Royster's employment. In February 2002, Mr. Royster exercised his right to receive this loan.

   In 2000, we extended an unsecured loan to Ms. Hughes in the amount of $100,000, which bears interest at an annual rate of 5.73% and is evidenced by a demand promissory note. As of December 31, 2001, the aggregate outstanding principal and interest amount on this loan was approximately $112,000.

   In 2000, we extended to Ms. Eckard Vilardo a secured loan in the amount of $2,005,000, which bears interest at the applicable federal rate (published monthly by the Internal Revenue Service) as defined in Section 1274 of the Internal Revenue Code of 1986, as amended, and is evidenced by a full recourse promissory note due on the earlier of October 31, 2008 or the sixtieth day following the termination of Ms. Eckard Vilardo's employment. As of December 31, 2001, the aggregate outstanding principal and interest amount on this loan was approximately $2,148,000. The purpose of the loan was to allow Ms. Eckard Vilardo to purchase from us 250,000 unregistered shares of class D common stock for a purchase price of $8.02 per share, as provided for in her employment agreement.

   In 2001, we extended to Mr. Liggins a secured loan in the amount of $21,105,000, which bears interest at an annual rate of 5.80% (adjustable based on the applicable federal rate) and is evidenced by a promissory note. As of December 31, 2001, the aggregate outstanding principal and interest on this loan was $22,113,497. The purpose of this loan was to provide Mr. Liggins with the necessary capital to purchase 1,500,000 unregistered shares of our Class D common stock at a purchase price of $14.07 per share.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) Financial Statements

   The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

       Report of Independent Public Accountants
       Consolidated Balance Sheets as of December 31, 2000 and 2001 Consolidated Statements of Operations for the years ended December 31,
         1999, 2000 and 2001
       Consolidated Statements of Changes in Stockholders' Equity for the years ended December 31, 1999, 2000 and 2001
       Consolidated Statements of Cash Flows for the years ended December 31,
         1999, 2000 and 2001
       Notes to Consolidated Financial Statements
       Consolidating Financial Statements

   (a)(2) EXHIBITS: The following exhibits are filed as part of this annual statement.

Exhibit
Number          Description
------- ---------------------------
 3.1    Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One's Quarterly
        Report on Form 10-Q for the period ended March 31, 2000 (File No. 000-25969; Film No. 631638)).
 3.1.1  Certificate of Amendment (dated as of September 21, 2000) of the Amended and Restated Certificate
        of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on
        September 21, 2000 (incorporated by reference to Radio One's Current Report on Form 8-K filed
        October 6, 2000 (File No. 000-25969; Film No. 736375)).
 3.2    Amended and Restated By-laws of Radio One, Inc., amended as of June 5, 2001 (incorporated by reference to Radio One's Quarterly Report on Form 10-Q filed August 14, 2001 (File No. 000-
        25969; Film No. 1714323)).
 3.3    Certificate Of Designations, Rights and Preferences of the 6 1/2% Convertible Preferred Securities
        Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) of Radio One, Inc., as filed with the State of Delaware on July 13, 2000 (incorporated by reference to Radio One's Quarterly
        Report on Form 10-Q for the period ended June 30, 2000 (File No. 000-25969; Film No. 698190)).
 4.1    Indenture dated May 18, 2001 among Radio One, Inc., the Guarantors listed therein, and United
        States Trust Company of New York (incorporated by reference to Radio One's Registration
        Statement on Form S-4, filed July 17, 2001 (File No. 333-65278; Film No. 1683373)).
 4.2    First Supplemental Indenture, dated August 10, 2001, among Radio One, Inc., the Guaranteeing
        Subsidiaries and other Guarantors listed therein, and the Bank of New York (formerly the United
        States Trust Company of New York), as Trustee (incorporated by reference to the Radio One's
        Registration Statement on Form S-4, filed October 4, 2001 (File No. 333-65278; Film No.
        1752425)).
 4.3    Second Supplemental Indenture dated as of December 31, 2001, among Radio One, Inc., the
        Guaranteeing Subsidiaries and other Guarantors listed therein, and the Bank of New York (formerly the United States Trust Company of New York), as Trustee.
 4.7    Standstill Agreement dated as of June 30, 1998 among Radio One, Inc., the subsidiaries of Radio
        One, Inc., United States Trust Company of New York and the other parties thereto (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 1998 (File
        No. 333-30795; Film No. 98688998)).

Exhibit
Number                                                Description
-------                                               -----------
4.9     Stockholders Agreement dated as of March 2, 1999 among Catherine L. Hughes and Alfred C.
        Liggins, III (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 000-25969; Film No. 99686684)).
4.10    Registration Rights Agreement, dated as of July 14, 2000, by and among Radio One, Inc., and Credit
        Suisse First Boston Corporation, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated,
        Bank of America Securities LLC, and First Union Securities, Inc., as the Initial Purchases of Radio
        One, Inc.'s 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity
        Securities (HIGH TIDES) (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 000-25969; Film No. 698190)).
4.11    Remarketing Agreement, dated as of July 14, 2000, by and among Radio One, Inc., American Stock
        Transfer & Trust Co., as Tender Agent and Credit Suisse First Boston Corporation, as Remarketing
        Agent, for Radio One, Inc.'s 6 1/2% Convertible Preferred Securities Remarketable Term Income
        Deferrable Equity Securities (HIGH TIDES) (incorporated by reference to Radio One's Quarterly
        Report on Form 10-Q for the period ended June 30, 2000 (File No. 000-25969; Film No. 698190)).
4.12    Global Security Certificate for Radio One, Inc.'s 6 1/2% Convertible Preferred Securities
        Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 000-
        25969; Film No. 698190)).
4.13    Registration Rights Agreement, dated February 7, 2001, by and between Radio One, Inc. and certain stockholders of Blue Chip Broadcasting, Inc. listed therein (incorporated by reference to Exhibit 4.1 of Radio One's Current Report on Form 8-K filed February 8, 2001 (File No. 000-25969; Film No.
        1528282)).
4.14    Registration Rights Agreement, dated May 18, 2001 among Radio One, Inc., the Guarantors, Banc of
        America Securities LLC, Credit Suisse First Boston Corporation, Deutsche Banc. Alex. Brown Inc.,
        Blaylock & Partners, L.P., First Union Securities, Inc., Morgan Stanley & Co. Incorporated and TD
        Securities (USA) Inc. (incorporated by reference to Radio One's Registration Statement on Form S-
        4, filed July 17, 2001 (File No. 333-65278; Film No. 1683373)).
10.1    Office Lease dated February 3, 1997 between National Life Insurance Company and Radio One, Inc.
        for premises located at 5900 Princess Garden Parkway, Lanham, Maryland, as amended on the period ended December 31, 1997 (File No. 333-30795; Film No. 98581327)).
10.1(a) Amendment to Office Lease dated January 22, 1999 between National Life Insurance Company and
        Radio One, Inc. for premises located at 5900 Princess Garden Parkway, Lanham, Maryland
        (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June
        30, 1999 (File No. 000-25969; Film No. 99686684)).
10.3    Office Lease commencing November 1, 1993 between Chalrep Limited Partnership and Radio One,
        Inc., with respect to the property located at 100 St. Paul Street, Baltimore, Maryland (incorporated by reference to Radio One's Annual Report on Form 10-K for the period ended December 31, 1997
        (File No. 333-30795; Film No. 98581327)).
10.6    Warrantholders' Agreement dated as of June 6, 1995, as amended by the First Amendment to
        Warrantholders' Agreement dated as of May 19, 1997, among Radio One, Inc., Radio One Licenses,
        Inc. and the other parties thereto (incorporated by reference to Radio One's Annual Report on Form
        10-K for the period ended December 31, 1997 (File No. 333-30795; Film No. 98581327)).
10.7(a) Second Amendment to the Warrantholders' Agreement dated as of May 3, 1999, among Radio One,
        Inc., Radio One Licenses, Inc. and the other parties thereto (incorporated by reference to Radio
        One's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 000-25969; Film
        No. 99686684)).

Exhibit
Number                                               Description
--------                                             -----------
10.45    Asset Purchase Agreement dated as of May 6, 1999 relating to the acquisition of WCDX-FM, licensed to Mechanicsville, Virginia, WPLZ-FM, licensed to Petersburg, Virginia, WJRV-FM licensed to Richmond, Virginia, and WGCV-AM licensed to Petersburg, Virginia (incorporated by reference to Radio One's Registration Statement on Form S-1 filed on October 25, 1999 (File No.
         333-89607; Film No. 99732728)).
10.45(a) Time Brokerage Agreement dated May 5, 1999 among Radio One, Inc. and Sinclair Telecable, Inc.
         Commonwealth Broadcasting, L.L.C. and Radio One, Inc. (incorporated by reference to Radio
         One's Quarterly Report on Form 10-Q for the period ended June 30, 1999 (File No. 000-25969;
         Film No. 99686684)).
10.52    Asset Purchase Agreement dated as of May 24, 1999 relating to the acquisition of WBOT-FM, licensed to Brockton, Massachusetts (incorporated by reference to Radio One's Quarterly Report on
         Form 10-Q for the period ended June 30, 1999 (File No. 000-25969; Film No. 99686684)).
10.53    Time Brokerage Agreement dated May 24, 1999 among Radio One, Inc. and Radio Station WBOT-
         FM, Brockton, Massachusetts (incorporated by reference to Radio One's Quarterly Report on Form
         10-Q for the period ended June 30, 1999 (File No. 000-25969; Film No. 99686684)).
10.55    Amended and Restated Employment Agreement between Radio One, Inc. and Scott R. Royster dated effective as of October 18, 2000 (previously filed).
10.56    Amended and Restated Employment Agreement between Radio One, Inc. and Linda J. Eckard
         Vilardo dated effective as of October 31, 2000 (previously filed).
10.57    Asset Purchase Agreement dated as of December 1, 1999 relating to the acquisition of WPLY-FM, licensed to Philadelphia, Pennsylvania (incorporated by reference to Radio One's Registration
         Statement on Form S-1 on February 14, 2000(File No. 333-30285; Film No. 537846)).
10.58    Asset Purchase Agreement dated as of March 11, 2000 relating to the acquisition of KMJQ-FM and
         KBXX-FM, licensed to Houston, Texas, WVCG-AM, licensed to Coral Gables, Florida, WZAK-
         FM, licensed to Cleveland, Ohio, WJMO-AM, licensed to Cleveland Heights, Ohio, KKBT-FM, licensed to Los Angeles, California, KBFB-FM, licensed to Dallas, Texas, WJMZ-FM, licensed to
         Anderson, South Carolina, WFXC-FM, licensed to Durham, North Carolina, WFXK-FM, licensed to Tarboro, North Carolina, WNNL-FM, licensed to Fuquay-Varina, North Carolina and WQOK-
         FM, licensed to South Boston, Virginia (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 000-25969; Film No. 631638)).
10.59    Agreement and Plan of Merger dated as of March 11, 2000 relating to the acquisition of WCCJ-FM, licensed to Harrisburg, North Carolina, WFXA-FM and WTHB-AM, licensed to Augusta, Georgia,
         WAKB-FM, licensed to Wrens, Georgia, WAEG-FM, licensed to Evans, Georgia and WAEJ-FM, licensed to Waynesboro, Georgia (incorporated by reference to Radio One's Quarterly Report on
         Form 10-Q for the period ended March 31, 2000 (File No. 000-25969; Film No. 631638)).
10.60    Asset Purchase Agreement dated as of March 11, 2000 relating to the acquisition of WHHH-FM, licensed to Indianapolis, Indiana, WBKS-FM, licensed to Greenwood, Indiana, WYJZ-FM, licensed to Lebanon, Indiana and W53AV, licensed to Indianapolis, Indiana (incorporated by reference to
         Radio One's Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 000-
         25969; Film No. 631638)).
10.61    Purchase Agreement, dated as of July 10, 2000, by and among Radio One, Inc., and Credit Suisse
         First Boston Corporation, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Bank
         of America Securities LLC, and First Union Securities, Inc., as the Initial Purchases of Radio One,
         Inc.'s 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity
         Securities (HIGH TIDES) (incorporated by reference to Radio One's Quarterly Report on Form 10-
         Q for the period ended June 30, 2000 (File No. 000-25969; Film No. 698190)).

Exhibit
Number                                              Description
-------                                             -----------
 10.62  Second Amended and Restated Credit Agreement, dated as of July 17, 2000, by and among Radio
        One, Inc., Bank of America, N.A., Credit Suisse First Boston, First Union National Bank, Toronto
        Dominion (Texas), Inc., Bankers Trust Company, and the Several Lenders From Time to Time
        Parties thereto (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the
        period ended September 30, 2000 (File No. 000-25969; Film No. 764960)).
 10.63  First Amendment to Second Amended and Restated Credit Agreement, dated as of March 18, 2002, by and among Radio One, Inc. and Bank of America, N.A., and the other Lenders party thereto
        (incorporated by reference to Radio One's Current Report on Form 8-K filed March 19, 2002 (File
        No. 000-25969; Film No. 2578491)).
 10.64  Merger Agreement, dated February 7, 2001, by and among Radio One, Inc., Blue Chip Merger
        Subsidiary, Inc., Blue Chip Broadcasting, Inc., and certain stockholders of Blue Chip Broadcasting,
        Inc. listed therein (incorporated by reference to Exhibit 2.1 of Radio One's Current Report on
        Form 8-K filed February 8, 2001 (File No. 000-25969; Film No. 1528282)).
 10.65  Asset Purchase Agreement dated June 21, 2001 between Radio One, Inc. and U.S. Broadcasting
        Limited Partnership (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended June 30, 2001 (File No. 000-25969; Film No. 1714323)).
 10.66  Employment Agreement dated April 9, 2001 between Radio One, Inc. and Alfred C. Liggins, III
        (incorporated by reference to Radio One's Quarterly Report on Form 10-Q for the period ended
        June 30, 2001 (File No. 000-25969; Film No. 1714323).
 21.1   Subsidiaries of Radio One, Inc.
 23.1   Consent of Arthur Andersen LLP.
 99.1   Letter of Acknowledgement with respect to Arthur Andersen's Audit.

   (b) Reports on Form 8-K

   The Company filed an Item 5 Form 8-K dated November 7, 2001, for the purpose of releasing its results of operations for the third quarter of 2001 and disclosing updated earnings guidance.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 22, 2002.

                                          RADIO ONE, INC.

                                          By: /S/ SCOTT R. ROYSTER
                                            -----------------------------------
                                          Name: Scott R. Royster
                                          Title: Executive Vice President,
                                            Chief Financial  Officer and
                                            Principal Accounting Officer

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 22, 2002.

                                          By: /S/ CATHERINE L. HUGHES
                                            -----------------------------------
                                          Name: Catherine L. Hughes
                                          Title: Chairperson, Director and
                                            Secretary

                                          By: /S/ ALFRED C. LIGGINS, III
                                            -----------------------------------
                                          Name: Alfred C. Liggins, III
                                          Title: Chief Executive Officer,
                                            President and  Director

                                          By: /S/ TERRY L. JONES
                                            -----------------------------------
                                          Name: Terry L. Jones
                                          Title: Director

                                          By: /S/ BRIAN W. MCNEILL
                                            -----------------------------------
                                          Name: Brian W. McNeill
                                          Title: Director

                                          By: /S/ LARRY D. MARCUS
                                            -----------------------------------
                                          Name: Larry D. Marcus
                                          Title: Director

                                          By: /S/ L. ROSS LOVE
                                            -----------------------------------
                                          Name: L. Ross Love
                                          Title: Director

                                          By: /S/ D. GEOFFREY ARMSTRONG
                                            -----------------------------------
                                          Name: D. Geoffrey Armstrong
                                          Title: Director

                   Report of Independent Public Accountants

To the Board of Directors and Stockholders of Radio One, Inc.:

   We have audited the accompanying consolidated balance sheets of Radio One, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three years ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Radio One, Inc. and subsidiaries as of December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the years in the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

   As described in Note 1 to the financial statements, the Company changed its method of accounting for derivative transactions effective January 1, 2001, and its method of identifying and amortizing intangible assets acquired in a purchase business combination after July 1, 2001.

Baltimore, Maryland
March 18, 2002

                       RADIO ONE, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                                  As of December 31,
                                                                            ------------------------------
                                                                                 2000            2001
                                                                            --------------  --------------
                                  ASSETS

CURRENT ASSETS:
   Cash and cash equivalents............................................... $   20,879,000  $   32,115,000
   Trade accounts receivable, net of allowance for doubtful accounts of
     $5,506,000 and $6,668,000, respectively...............................     46,883,000      56,682,000
   Prepaid expenses and other..............................................      6,557,000       2,441,000
   Income tax receivable...................................................      2,476,000       3,200,000
   Deferred tax asset......................................................      2,187,000       3,465,000
       Total current assets................................................     78,982,000      97,903,000
PROPERTY AND EQUIPMENT, net................................................     33,376,000      39,446,000
INTANGIBLE ASSETS, net.....................................................  1,637,180,000   1,776,201,000
OTHER ASSETS...............................................................     15,680,000      10,365,000
                                                                            --------------  --------------
       Total assets........................................................ $1,765,218,000  $1,923,915,000
                                                                            ==============  ==============

                   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable........................................................ $   17,683,000  $    7,782,000
   Accrued expenses........................................................     14,127,000      38,370,000
   Fair value of derivative instruments....................................             --      13,439,000
   Other current liabilities...............................................      4,696,000       2,491,000
                                                                            --------------  --------------
       Total current liabilities...........................................     36,506,000      62,082,000
LONG-TERM DEBT AND DEFERRED INTEREST.......................................    646,956,000     780,022,000
DEFERRED TAX LIABILITY.....................................................     24,687,000      28,864,000
                                                                            --------------  --------------
       Total liabilities...................................................    708,149,000     870,968,000
                                                                            --------------  --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $.001 par value, 1,000,000 shares authorized and 310,000 shares issued and outstanding; liquidation preference of $1,000 per share, plus cumulative dividends at 6.5% per year. Unpaid dividends were $4,198,000 as of December 31, 2000
     and 2001..............................................................             --              --
   Common stock--Class A, $.001 par value, 30,000,000 shares
     authorized, 22,789,000 and 22,389,000 shares issued and outstanding...         23,000          23,000
   Common stock--Class B, $.001 par value, 150,000,000 shares
     authorized, 2,867,000 shares issued and outstanding...................          3,000           3,000
   Common stock--Class C, $.001 par value, 150,000,000 shares
     authorized, 3,132,000 shares issued and outstanding...................          3,000           3,000
   Common stock--Class D, $.001 par value, 150,000,000 shares
     authorized, 58,246,000 and 65,826,000 shares issued and outstanding...         58,000          66,000
   Accumulated other comprehensive income..................................             --      (9,053,000)
   Stock subscriptions receivable..........................................     (9,005,000)    (31,666,000)
   Additional paid-in capital..............................................  1,105,681,000   1,208,652,000
   Accumulated deficit.....................................................    (39,694,000)   (115,081,000)
                                                                            --------------  --------------
       Total stockholders' equity..........................................  1,057,069,000   1,052,947,000
                                                                            --------------  --------------
       Total liabilities and stockholders' equity.......................... $1,765,218,000  $1,923,915,000
                                                                            ==============  ==============

   The accompanying notes are an integral part of these consolidated balance sheets.

                       RADIO ONE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    For the Years Ended December 31,
                                                                ---------------------------------------
                                                                   1999          2000          2001
                                                                -----------  ------------  ------------
REVENUE:
   Broadcast revenue, including barter revenue of $1,821,000,
     $2,690,000 and $3,034,000, respectively................... $93,260,000  $177,219,000  $276,919,000
   Less: Agency commissions....................................  11,557,000    21,553,000    33,115,000
                                                                -----------  ------------  ------------
       Net broadcast revenue...................................  81,703,000   155,666,000   243,804,000
                                                                -----------  ------------  ------------
OPERATING EXPENSES:
   Program and technical, exclusive of depreciation and
     amortization shown separately below.......................  13,576,000    23,971,000    40,791,000
   Selling, general and administrative.........................  30,683,000    53,309,000    79,672,000
   Corporate expenses..........................................   4,155,000     6,115,000     9,114,000
   Non-cash compensation.......................................     225,000       188,000       951,000
   Depreciation and amortization...............................  17,073,000    63,207,000   129,723,000
                                                                -----------  ------------  ------------
       Total operating expenses................................  65,712,000   146,790,000   260,251,000
                                                                -----------  ------------  ------------
       Operating income (loss).................................  15,991,000     8,876,000   (16,447,000)
INTEREST EXPENSE, including amortization of deferred
  financing costs..............................................  15,279,000    32,407,000    63,358,000
GAIN ON SALE OF ASSETS, net....................................          --            --     4,224,000
OTHER INCOME, net..............................................   2,149,000    20,084,000       991,000
                                                                -----------  ------------  ------------
       Income (loss) before (provision) benefit for income
         taxes and extraordinary item..........................   2,861,000    (3,447,000)  (74,590,000)
(PROVISION) BENEFIT FOR INCOME TAXES...........................  (2,728,000)     (804,000)   24,550,000
EXTRAORDINARY LOSS ON DEBT RETIREMENT, net of
  taxes of $2,564,000..........................................          --            --    (5,207,000)
                                                                -----------  ------------  ------------
       Net income (loss)....................................... $   133,000  $ (4,251,000) $(55,247,000)
                                                                ===========  ============  ============
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS..................... $(1,343,000) $(13,487,000) $(75,387,000)
                                                                ===========  ============  ============
BASIC AND DILUTED LOSS PER COMMON SHARE:
   Net loss before extraordinary loss.......................... $      (.03) $       (.16) $       (.78)
   Extraordinary loss..........................................          --            --          (.05)
                                                                -----------  ------------  ------------
   Net loss.................................................... $      (.03) $       (.16) $       (.83)
                                                                -----------  ------------  ------------
WEIGHTED AVERAGE SHARES OUTSTANDING:
   Basic and diluted...........................................  48,411,000    84,540,000    90,295,000
                                                                ===========  ============  ============

 The accompanying notes are an integral part of these consolidated statements.

                        RADIO ONE INC. AND SUBSIDIARIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             For The Years Ended December 31, 1999, 2000 and 2001


                                                                                                     Accumulated
                                       Convertible Common   Common  Common  Common                      Other         Stock
                                        Preferred   Stock    Stock   Stock   Stock   Comprehensive  Comprehensive Subscriptions
                                          Stock    Class A  Class B Class C Class D     Income         Income      Receivable
                                       ----------- -------  ------- ------- -------  -------------  ------------- -------------
BALANCE, as of December 31, 1998......    $--      $    --  $2,000  $3,000  $10,000                 $        --   $         --
  Comprehensive income:
   Net income.........................     --           --      --      --       --  $    133,000            --             --
   Unrealized gain on securities......     --           --      --      --       --        40,000        40,000             --
  Comprehensive income................                                               $    173,000
                                                                                     ============
   Preferred stock dividends..........     --           --      --      --       --                          --             --
   Issuance of stock for acquisition..     --        2,000   1,000      --    6,000                          --             --
   Stock issued to an officer.........     --           --      --      --       --                          --             --
   Conversion of warrants.............     --        5,000      --      --   10,000                          --             --
   Issuance of common stock...........     --       10,000      --      --   20,000                          --             --
                                           ---     -------  ------  ------  -------                  -----------  ------------
BALANCE, as of December 31, 1999......     --       17,000   3,000   3,000   46,000                      40,000             --
  Comprehensive income:...............
   Net loss...........................     --           --      --      --       --  $ (4,251,000)           --             --
   Unrealized loss on securities......                                                    (40,000)
                                           --           --      --      --       --  ------------       (40,000)            --
  Comprehensive income................                                               $ (4,291,000)
                                           ---     -------  ------  ------  -------  ============    -----------  ------------
   Preferred stock dividends..........     --           --      --      --       --                          --             --
   Issuance of stock for acquisition..     --        1,000      --      --    1,000                          --             --
   Stock sold to officers.............     --           --      --      --    1,000                          --     (9,005,000)
   Issuance of common stock...........     --        5,000      --      --   10,000                          --             --
   Employee exercise of options.......     --           --      --      --       --                          --             --
   Issuance of preferred stock........      --          --      --      --       --                           --            --
                                           ---     -------  ------  ------  -------                  -----------  ------------
BALANCE, as of December 31, 2000......      --      23,000   3,000   3,000   58,000                           --    (9,005,000)
  Comprehensive income:
   Net loss...........................      --          --      --      --       --   (55,247,000)            --            --
   Unrealized loss on derivative and
    hedging activities from
    cumulative effect of accounting
    change, net of taxes..............      --          --      --      --       --    (2,630,000)    (2,630,000)           --
   Unrealized net loss on derivative
    and hedging activities, net of                                                     (6,423,000)
    taxes.............................      --          --      --      --       --  ------------     (6,423,000)           --
  Comprehensive income................                                               $(64,300,000)
                                                                                     ============
   Preferred stock dividends..........      --          --      --      --       --                           --            --
   Issuance of stock for acquisition..      --          --      --      --    6,000                           --            --
   Stock sold to officers.............      --          --      --      --    2,000                           --   (22,661,000)
   Employee exercise of options.......      --          --      --      --       --                           --            --
   Preferred stock issuance costs.....      --          --      --      --       --                           --            --
                                           ---     -------  ------  ------  -------                  -----------  ------------
BALANCE, as of December 31, 2001......    $--      $23,000  $3,000  $3,000  $66,000                  $(9,053,000) $(31,666,000)
                                           ===     =======  ======  ======  =======                  ===========  ============

                                                                           Total
                                       Additional Paid-  Accumulated    Stockholders
                                          In Capital       Deficit         Equity
                                       ---------------- -------------  --------------
BALANCE, as of December 31, 1998......  $      (10,000) $ (24,864,000) $  (24,859,000)
  Comprehensive income:
   Net income.........................              --        133,000         133,000
   Unrealized gain on securities......              --             --          40,000
  Comprehensive income................

   Preferred stock dividends..........              --     (1,476,000)     (1,476,000)
   Issuance of stock for acquisition..      34,185,000             --      34,194,000
   Stock issued to an officer.........         225,000             --         225,000
   Conversion of warrants.............         (15,000)            --              --
   Issuance of common stock...........     411,969,000             --     411,999,000
                                        --------------  -------------  --------------
BALANCE, as of December 31, 1999......     446,354,000    (26,207,000)    420,256,000
  Comprehensive income:...............
   Net loss...........................              --     (4,251,000)     (4,251,000)
   Unrealized loss on securities......
                                                    --             --         (40,000)
  Comprehensive income................
                                        --------------  -------------  --------------
   Preferred stock dividends..........              --     (9,236,000)     (9,236,000)
   Issuance of stock for acquisition..      13,543,000             --      13,545,000
   Stock sold to officers.............       9,004,000             --              --
   Issuance of common stock...........     335,967,000             --     335,982,000
   Employee exercise of options.......         878,000             --         878,000
   Issuance of preferred stock........     299,935,000             --     299,935,000
                                        --------------  -------------  --------------
BALANCE, as of December 31, 2000......   1,105,681,000    (39,694,000)  1,057,069,000
  Comprehensive income:
   Net loss...........................              --    (55,247,000)    (55,247,000)
   Unrealized loss on derivative and
    hedging activities from
    cumulative effect of accounting
    change, net of taxes..............              --             --      (2,630,000)
   Unrealized net loss on derivative
    and hedging activities, net of
    taxes.............................              --             --      (6,423,000)
  Comprehensive income................

   Preferred stock dividends..........              --    (20,140,000)    (20,140,000)
   Issuance of stock for acquisition..      81,327,000             --      81,333,000
   Stock sold to officers.............      21,103,000             --      (1,556,000)
   Employee exercise of options.......         550,000             --         550,000
   Preferred stock issuance costs.....          (9,000)            --          (9,000)
                                        --------------  -------------  --------------
BALANCE, as of December 31, 2001......  $1,208,652,000  $(115,081,000) $1,052,947,000
                                        ==============  =============  ==============

 The accompanying notes are an integral part of these consolidated statements.

                       RADIO ONE, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                      For the Years Ended December 31,
                                                                               ---------------------------------------------
                                                                                   1999             2000             2001
                                                                               -------------   ---------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)........................................................... $     133,000   $    (4,251,000)  $ (55,247,000)
  Adjustments to reconcile net income (loss) to net cash from operating activities:
    Depreciation and amortization.............................................    17,073,000        63,207,000     129,723,000
    Amortization of debt financing costs, unamortized discount and deferred
     interest.................................................................     4,597,000         2,839,000       2,074,000
    Deferred income taxes and reduction in valuation reserve on deferred
     income taxes.............................................................    (1,043,000)        8,966,000     (24,783,000)
    Non-cash compensation to officers.........................................       225,000           188,000         951,000
    Non-cash advertising revenue in exchange for equity investments...........      (448,000)         (683,000)             --
    Loss on investments.......................................................            --                --       1,623,000
    Gain on sale of assets....................................................            --                --      (4,224,000)
    Extraordinary item........................................................            --                --       7,771,000
    Effect of change in operating assets and liabilities-
     Trade accounts receivable, net...........................................    (5,419,000)      (25,511,000)     (2,712,000)
     Income tax receivable....................................................            --                --        (724,000)
     Prepaid expenses and other...............................................      (593,000)        2,586,000          26,000
     Other assets.............................................................      (627,000)         (281,000)        377,000
     Accounts payable.........................................................       369,000        11,588,000     (10,631,000)
     Accrued expenses and other...............................................     3,954,000        (2,962,000)     15,559,000
                                                                               -------------   ---------------   -------------
       Net cash flows from operating activities...............................    18,221,000        55,686,000      59,783,000
                                                                               -------------   ---------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment..........................................    (3,252,000)       (3,665,000)     (9,283,000)
  Purchase of intangible asset................................................            --        (2,000,000)             --
  Proceeds from sale of assets................................................            --                --      69,432,000
  Equity investments..........................................................    (1,275,000)       (1,185,000)       (613,000)
  (Purchase) proceeds from sale of available for sale investments.............  (256,321,000)      256,430,000              --
  Deposits and payments for station purchases.................................   (85,723,000)   (1,469,603,000)   (206,464,000)
                                                                               -------------   ---------------   -------------
       Net cash flows from investing activities...............................  (346,571,000)   (1,220,023,000)   (146,928,000)
                                                                               -------------   ---------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of debt........................................................... $(128,804,000)  $    (7,599,000)  $(308,746,000)
  Proceeds from debt issuances................................................    75,650,000       570,000,000     300,000,000
  Proceeds from credit facility...............................................            --                --     135,000,000
  Deferred financing costs....................................................      (569,000)       (6,158,000)     (8,274,000)
  Repayment of senior cumulative redeemable preferred stock...................   (28,160,000)               --              --
  Proceeds from issuance of common stock, net of issuance costs...............   411,999,000       335,982,000              --
  Proceeds from issuance of preferred stock, net of issuance costs............            --       299,935,000              --
  Payment of preferred stock dividends........................................            --        (5,038,000)    (20,140,000)
  Payment of preferred stock issuance costs...................................            --                --          (9,000)
  Loans to officers...........................................................            --        (9,005,000)             --
  Proceeds from exercise of stock options.....................................            --           878,000         550,000
                                                                               -------------   ---------------   -------------
       Net cash flows from financing activities...............................   330,116,000     1,178,995,000      98,381,000
                                                                               -------------   ---------------   -------------
INCREASE IN CASH AND CASH EQUIVALENTS.........................................     1,766,000        14,658,000      11,236,000

CASH AND CASH EQUIVALENTS, beginning of year..................................     4,455,000         6,221,000      20,879,000
                                                                               -------------   ---------------   -------------

CASH AND CASH EQUIVALENTS, end of year........................................ $   6,221,000   $    20,879,000   $  32,115,000
                                                                               =============   ===============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Cash paid for-
    Interest.................................................................. $  10,762,000   $    28,581,000   $  38,319,000
                                                                               =============   ===============   =============
    Income taxes.............................................................. $   2,252,000   $     5,938,000   $          --
                                                                               =============   ===============   =============

 The accompanying notes are an integral part of these consolidated statements.

                       RADIO ONE, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       DECEMBER 31, 1999, 2000 and 2001

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

   In September 2001, the Company began providing programming services to XM Satellite Radio, Inc. (XM). Under its agreement with XM, Radio One is providing five channels of urban radio programming to XM for a five-year period. Revenues derived from the Company's agreement with XM were insignificant in 2001.

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

Issuance of Stock

   The Company effected an initial public offering (IPO) of common stock during May 1999, in which it sold approximately 5.4 million shares of Class A common stock. The Company completed additional offerings of common stock during November 1999 and March 2000, in which it sold approximately 5.2 million and
5.0 million shares of Class A common stock, respectively. The Company received net proceeds of approximately $748.0 million from these offerings, after deducting offering costs, and used the proceeds to repay debt, redeem preferred stock, fund acquisitions and for other general corporate purposes.

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

                        RADIO ONE INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001

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

Other Assets

   As of December 31, 2000, the Company had an investment of approximately $3.3 million in Net Noir, Inc. (Net Noir), an internet portal service provider. The investment consisted of $250,000 in cash and $3.0 million in advertising on the Company's radio stations in exchange for an equity investment. The equity interest obtained from the advertising provided by the Company was valued based on the valuation of the internet portal service using what other investors had paid for equity of the internet portal service. The basis for the value of the advertising is not more than the Company's normal rates for that advertising.

   During 2001, the Company wrote off its investment in Net Noir. This write-off was due to Net Noir discontinuing its operations. The Company recognized a loss of $1,206,000, which is included in other income, net in the accompanying consolidated financial statements.

   During 2000, the Company invested approximately $500,000 in cash and $2.5 million in advertising on the Company's radio stations in exchange for an equity investment in New Urban Entertainment Television, Inc. (NUE). The advertising provided by the Company is valued based on the valuation of that company, using what other investors have paid for equity in that company. This basis for the value of advertising is not more than the Company's normal rates for this advertising.

   In September 2001, the Company entered into a non-interest bearing note agreement with NUE, in which Radio One loaned NUE $520,000 (Note Agreement). The principal is due upon the closing of NUE's next round of financing. In connection with the Note Agreement, the Company received a warrant for the purchase of 2,600 shares of NUE common stock at an exercise price of $0.01 per share. The warrant expires 10 years from the date of issuance.

   Radio One's ownership interest in NUE would be less than 20% on a fully converted basis if Radio One exercised their warrants, thus, this investment has been accounted for on the cost basis as of December 31, 2001. The Company has deferred the recognition of certain advertising revenue, where the Company received equity, to recognize the decline in market value of its equity investment in NUE. The net equity investment as of December 31, 2001, in the companies discussed above, are stated at the estimated fair market value.

                        RADIO ONE INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001

   During 2000, the Company made a $1.0 million subscriber commitment in exchange for a limited partnership interest in Quetzal/Chase Communications Partners, L.P. The Company funded approximately $525,000 in cash of that commitment during the year.

   As of December 31, 2000, the Company had an investment of approximately $214,000 in iBiquity (formerly USA Digital Radio, Inc.).

   During 1999, the Company made a $1.0 million investment in PNE Media Holdings, LLC., a privately-held outdoor advertising company. During 2001, the Company incurred an impairment charge of $250,000 related to this investment.

Financial Instruments

   Financial instruments as of December 31, 2000 and 2001, consist of cash and cash equivalents, investments, trade accounts receivable, notes receivable (which are included in other current assets), accounts payable, accrued expenses, long-term debt and subscriptions receivable, all of which the carrying amounts approximate fair value except for the Senior Subordinated Notes as of December 31, 2000 and 2001, which have a fair value of approximately $84.0 million and $310.5 million, respectively, as compared to a carrying value of $84.4 million and $300.0 million, respectively. The fair value is determined based on the fair market value of similar instruments.

Derivative Financial Instruments

   The Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133" and SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities" on January 1, 2001. This standard requires the Company to recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivative value changes are recorded in income for any contracts not classified as hedges. For derivatives in qualifying hedge relationships, any change in value is recognized in earnings. The change in derivative fair value depends on the classification of the derivative as a hedging instrument. For derivatives in qualifying cash flow hedge relationships, the effective portion of the derivative value change must be recorded through other comprehensive income, a component of stockholders' equity, net of tax.

   During 2000, the Company entered into swap agreements to reduce exposure to interest rate fluctuations on certain floating rate debt commitments (See Note
5). The Company recorded an adjustment of approximately $2.6 million, net of an income tax benefit of approximately $1.2 million on January 1, 2001, to record the liability related to the fair value of these swap agreements. This amount was recorded as a cumulative effect of change in accounting principle, which is included as a component of accumulated comprehensive income adjustments in the accompanying consolidated balance sheets. The Company then recorded a $6.4 million valuation adjustment, net of an income tax benefit of approximately $3.2 million, to record the swaps at fair market value as of December 31, 2001. This amount is also recorded as a component of accumulated comprehensive income adjustments as the Company has designated the agreements as cash flow hedges. Interest paid under the swap agreements was $0 and $5.2 million in 2000 and 2001, respectively. These interest rate agreements and the corresponding hedge relationships expire in December 2002.

   Costs incurred to execute the swap agreements are deferred and amortized over the term of the swap agreements. The amounts incurred by the Company, representing the effective difference between the fixed rate under the swap agreements and the variable rate on the underlying term of the debt, are included in interest

                        RADIO ONE INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001

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

Advertising

   The Company expenses advertising costs as incurred. Total advertising expenses were $3,268,000, $3,743,000 and $4,897,000 in 1999, 2000 and 2001,
respectively.

Comprehensive Income

   The Company's comprehensive income consists of net income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events of the period other than transactions with owners. The Company's other comprehensive income consists principally of gains and losses on derivative instruments that qualify for cash flow hedge treatment.

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

Earnings Available for Common Stockholders

   In July 2000, the Company completed a private placement of $310.0 million of 6 1/2% Convertible Preferred Securities (the Securities), at $1,000 per security. Dividends accrue on the Securities at 6 1/2% per annum from the date of original issuance. Dividends are paid quarterly in arrears, commencing October 15, 2000. The earnings available for common stockholders for the years ended December 31, 2000 and 2001, is the net loss less the dividends of $9,236,000 and $20,140,000 paid during 2000 and 2001, respectively, on the Securities.

   Additionally, the Company had certain senior cumulative redeemable preferred stock outstanding during 1999 which paid dividends at 15% per annum and was retired in 1999. The Company accreted dividends on this

                        RADIO ONE INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001

preferred stock, which was paid when the preferred stock was redeemed. The earnings available for common stockholders for the year ended December 31, 1999, is the net loss for the year, less the accreted dividend of $1,476,000, on the preferred stock.

Earnings Per Share

   Earnings per share are based on the weighted average number of common and diluted common equivalent shares for stock options and warrants outstanding during the period the calculation is made, divided into the earnings available for common stockholders. Diluted common equivalent shares consist of shares issuable upon the exercise of stock options and warrants, using the treasury stock method. For the years ended December 31, 1999, 2000 and 2001, approximately 621,000, 1,268,000 and 3,189,000 shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive.

Recent Accounting Pronouncements

   In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. This pronouncement requires all business combinations to be accounted for using the purchase method and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. The Company adopted this statement on July 1, 2001.

   Also, in June 2001, FASB issued Statement of Financial Accounting Standard No. 142 (SFAS 142) "Goodwill and Other Intangible Assets." This pronouncement requires a non-amortization approach to account for purchased goodwill and certain other intangible assets. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. The provisions of this statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, will be adopted by the Company on January 1, 2002. The provisions of this statement that apply to goodwill and other indefinite life intangible assets acquired after June 30, 2001, was adopted by the Company on July 1, 2001. As a result of the adoption, Radio One did not record amortization expense related to the Blue Chip Broadcasting, Inc. acquisition. Amortization expense would have approximated $5.0 million related to the goodwill and FCC licenses had the Company not adopted this non-amortization approach. The adoption of these accounting standards will eliminate the amortization of goodwill and FCC broadcast licenses commencing January 1, 2002. SFAS 142 will have a material impact on the Company's financial statements as the amounts previously recorded for the amortization of goodwill and FCC broadcast licenses is significant. For the years ended December 31, 1999, 2000 and 2001, the Company recorded amortization expense for goodwill of $4.6 million, $6.1 million and $7.1 million, respectively. For the years ended December 31, 1999, 2000 and 2001, the Company recorded amortization expense for FCC broadcasting licenses of $8.4 million, $48.4 million and $107.0 million, respectively. Impairment reviews may result in future periodic write-downs or in write-down upon adoption. The Company expects amortization expense to decrease by approximately $114.1 million as a result of this pronouncement.

   In order to complete the transitional assessment of goodwill and nonamortizing intangible assets impairment, the Company will need to: (1) identify the reporting units; (2) determine the carrying value of each reporting unit; and (3) determine the fair value of each reporting unit. The Company will have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's

                        RADIO ONE INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001

carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill and non-amortizing intangible assets may be impaired, and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations. As of the date of adoption, the Company has net unamortized goodwill and unamortized broadcasting licenses in the amounts of $218.8 million and $1,518.4 million, respectively. The Company has not yet determined what the effect of the impairment tests will be on the Company's financial position or results of operations.

   In August 2001, FASB issued Statement of Financial Accounting Standard No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes FASB Statement
No. 121 and ABP Opinion No. 30.

   This statement retains the fundamental provisions of Statement 121 that require the Company to test long-lived assets for impairment using undiscounted cash flows; however, the statement eliminates the requirement to allocate goodwill to these long-lived assets. The statement also requires that long-lived assets to be disposed of by a sale must be recorded at the lower of the carrying amount or the fair value, less the cost to sell the asset and depreciation should cease to be recorded on such assets. Any loss resulting from the write-down of the assets shall be recognized in income from continuing operations.

   Additionally, long-lived assets to be disposed of other than by sale may no longer be classified as discontinued until they are disposed of. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company will apply this guidance prospectively.

2.  ACQUISITIONS AND DISPOSITIONS:

   In August 2001, the Company completed the acquisition of the outstanding stock of Blue Chip Broadcasting, Inc., owner and/or operator of sixteen radio stations (WIZF-FM, licensed to Erlanger, Kentucky, WMJM-FM, licensed to Jeffersontown, Kentucky, WDJX-FM and WULV-FM, licensed to Louisville, Kentucky, WLRS-FM, licensed to Shepherdsville, Kentucky, WLXO-FM, licensed to Stamping Ground, Kentucky, WGZB-FM, licensed to Corydon, Indiana, KTTB-FM, licensed to Glencoe, Minnesota, WDHT-FM (formerly WING-FM), licensed to Dayton, Ohio, WING-AM, licensed to Springfield, Ohio, WGTZ-FM, licensed to Eaton, Ohio, WKSW-FM, licensed to Urbana, Ohio, WJYD-FM, licensed to London, Ohio, WCKX-FM, licensed to Columbus, Ohio, WXMG-FM, licensed to Upper Arlington, Ohio and WBLO-FM, licensed to Charlestown, Kentucky, which was operated under a local marketing agreement (LMA)), for approximately $106.7 million in cash, 5,773,824 shares of class D common stock and the assumption of outstanding debt. The Company financed the acquisition with common stock of the Company and cash drawn from its bank credit facility. In connection with the transaction, the Company also entered into an LMA with Blue Chip Communications, Inc. for WDBZ-AM, licensed to Cincinnati, Ohio. This acquisition resulted in the recording of approximately $7.5 million of fixed assets, $73.2 million of FCC licenses and $135.4 million of other intangible assets, which includes the recording of a deferred tax liability of $33.0 million for the difference in book and tax basis in the assets acquired

                        RADIO ONE INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001

from the purchase price being in excess of the net book value of the acquired entity. This purchase price allocation is based upon preliminary estimates made by management.

   In August 2001, the Company completed the acquisition of substantially all of the assets of three radio stations (WCDX-FM, licensed to Mechanicsville, Virginia, WRHH-FM (formerly WPLZ-FM) and WGCV-AM, licensed to Petersburg, Virginia) from Sinclair Telecable, Inc. and one station WJMO-FM (formerly WJRV-FM), licensed to Richmond, Virginia, from Commonwealth Broadcasting, LLC for approximately $34.0 million in cash. On May 6, 1999, the Company entered into an asset purchase agreement to acquire those four stations for approximately $34.0 million. Radio One made a deposit of approximately $1,250,000 towards the purchase price that is included in other assets in the accompanying consolidated balance sheet as of December 31, 2000. The Company operated the three FM stations under an LMA and paid approximately $1.6 million, $2.8 million and $1.6 million in TBA fees for the years ended December 31, 1999, 2000 and 2001, respectively, that are included in interest expense in the accompanying consolidated statements of operations for the years ended December 31, 1999, 2000 and 2001. This acquisition resulted in the recording of approximately $1.6 million of fixed assets, $30.4 million of FCC licenses and $2.0 million of other intangible assets.

   In August 2001, the Company commenced the operation of WAMJ-FM (formerly WAWE-FM), licensed to Mableton, Georgia, under a local marketing agreement
(LMA) with the Mableton Investment Group, LLC, an entity in which one of the Company's executive officers and one of its directors have an ownership interest.

   In July 2001, the Company sold the assets of WJZZ-AM, licensed to Kingsley, Michigan, for approximately $225,000 in cash.

   In June 2001, the Company entered into an agreement to acquire WHTA-FM (formerly WPEZ-FM), licensed to Macon, Georgia, which is now serving the Atlanta, Georgia, market, for approximately $55.0 million in cash. The Company began operating this station under an LMA in October 2001.

   In April 2001, the Company acquired substantially all the assets of WTLC-AM, licensed to Indianapolis, Indiana, for approximately $1.1 million in cash.

   In March 2001, the Company completed the sale of KJOI-AM (formerly KLUV-AM), licensed to Dallas, Texas, for approximately $16.0 million in cash.

   In February 2001, the Company acquired the intellectual property of WTLC-FM, licensed to Indianapolis, Indiana, for approximately $7.2 million in cash. The acquisition resulted in the recording of approximately $7.2 million of intangible assets.

   In February 2001, the Company acquired substantially all of the assets of KTXQ-FM (formerly KDGE-FM), licensed to Gainsville, Texas, for approximately $52.6 million in cash. This acquisition resulted in the recording of approximately $945,000 of fixed assets and $51.7 million of FCC licenses.

   In February 2001, the Company completed the sale of WDYL-FM in Richmond, Virginia, and two radio stations, WJMZ-FM and WPEK-FM, licensed to Anderson and Seneca, South Carolina, respectively, for approximately $52.5 million in cash and WARV-FM licensed to Petersburg, Virginia for approximately $1.0 million in cash.

   In February 2001, the Company acquired the outstanding stock of Nash Communications Corporation, which owned WILD-AM, licensed to Boston, Massachusetts, for approximately $4.5 million in cash and 63,492 shares of class A common stock. The acquisition resulted in the recording of approximately $5.1 million of FCC licenses and $1.8 million of intangible assets.

                        RADIO ONE INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001


   On November 15, 2000, the Company acquired substantially all of the assets of WPEK-FM licensed to Seneca, South Carolina, for approximately $7.5 million. The acquisition resulted in recording approximately $7.5 million of intangible assets.

   On September 25, 2000, the Company acquired substantially all of the assets of KJOI-AM (formerly KLUV-AM) licensed to Dallas, Texas, for approximately $16.0 million. The acquisition resulted in recording approximately $744,000 of fixed assets and $15.3 million of intangible assets.

   On August 25, 2000, the Company completed the acquisition of the assets of twelve radio stations (KMJQ-FM and KBXX-FM licensed to Houston, Texas, WVCG-AM, licensed to Coral Gables, Florida, WZAK-FM, licensed to Cleveland, Ohio, WJMO-AM, licensed to Cleveland Heights, Ohio, KKBT-FM, licensed to Los Angeles, California, KBFB-FM, licensed to Dallas, Texas, WJMZ-FM, licensed to Anderson, South Carolina, WFXK-FM, licensed to Tarboro, North Carolina, WFXC-FM, licensed to Durham, North Carolina, WNNL-FM, licensed to Fuquay-Varina, North Carolina and WQOK-FM, licensed to South Boston, Virginia) from Clear Channel Communications, Inc. and AMFM, Inc. for approximately $1.3 billion in cash. The acquisition resulted in the recording of approximately $15.0 million of fixed assets and $1,280.7 million of intangible assets.

   On June 8, 2000, the Company completed the acquisitions of WHHH-FM, licensed to Indianapolis, Indiana; WTLC-FM (formerly WBKS-FM), licensed to Greenwood, Indiana; WYJZ-FM, licensed to Lebanon, Indiana; and W53AV, a low-powered television station licensed to Indianapolis, Indiana, for approximately $30.0 million in cash and 441,000 shares of Class A common stock valued at approximately $10.0 million. The acquisitions resulted in the recording of approximately $520,000 of fixed assets and $49.1 million of intangible assets, which includes the recording of a deferred tax liability of $10.2 million for the difference in book and tax basis in the assets acquired from the purchase price being in excess of the net book value of the company.

   On June 7, 2000, the Company completed the acquisition of the outstanding stock of Davis Broadcasting, Inc., which owns and operates radio stations WTHB-AM and WFXA-FM, licensed to Augusta, Georgia; WAEG-FM, licensed to Evans, Georgia; WAKB-FM, licensed to Wrens, Georgia; WAEJ-FM, licensed to Waynesboro, Georgia; and WCCJ-FM, licensed to Harrisburg, North Carolina, for approximately $20.7 million in cash, 57,000 shares of Class A common stock and 115,000 shares of Class D common stock valued at approximately $3.5 million. The acquisition resulted in the recording of approximately $1.0 million of fixed assets and $23.9 million of intangible assets.

   On February 28, 2000, the Company acquired substantially all of the assets of WPLY-FM, located in the Philadelphia, Pennsylvania, area, for approximately $80.0 million. The acquisition resulted in the recording of approximately $1.3 million of fixed assets and $78.7 million of intangible assets.

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

                        RADIO ONE INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001


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

   The unaudited pro forma summary consolidated results of operations for the years ended December 31, 2000 and 2001, assuming that all acquisitions previously discussed which were completed during the years ended December 31, 2000 and 2001, had occurred as of January 1, 2000, are as follows:

                                                                  2000          2001
                                                              ------------  ------------
Net broadcast revenue........................................ $257,662,000  $261,663,000
Operating expenses, excluding depreciation and amortization..  129,593,000   132,726,000
Corporate expenses...........................................    7,383,000    10,378,000
Depreciation and amortization................................  123,451,000   131,812,000
                                                              ------------  ------------
Operating loss...............................................   (2,765,000)  (13,253,000)
Interest expense.............................................   67,313,000    66,190,000
Gain on sale of assets.......................................           --     4,224,000
Other income, net............................................       65,000       677,000
Benefit for income taxes.....................................           --    24,531,000
Extraordinary loss...........................................           --    (5,207,000)
                                                              ------------  ------------
    Net loss................................................. $(70,013,000) $(55,218,000)
                                                              ============  ============
Net loss applicable to common stockholders................... $(79,249,000) $(75,358,000)
                                                              ============  ============
Basic and diluted loss per common share...................... $      (0.88) $      (0.83)
                                                              ============  ============

   Pro forma summary results are not presented for the year ended December 31, 1999, because some of the stations that were acquired in the Blue Chip transaction in 2001 were previously acquired by Blue Chip in 2000, therefore it is not practicable to prepare pro forma results for the year ended December 31, 1999.

   The pro forma statements of operations for the fiscal years ended December 31, 2000 and 2001, were prepared to retroactively reflect the Financial Accounting Standards Board (FASB) SFAS No. 142 "Goodwill and Other Intangible Assets" for transactions that were completed subsequent to June 30, 2002. The new pronouncements require the use of purchase accounting and the use of a non-amortization approach to account for certain purchased intangible assets. Under the non-amortization approach, certain intangible assets would be tested for impairment, rather than being amortized to earnings. In accordance with SFAS No. 142, for acquisitions completed after June 30, 2001, the Company has not recorded amortization expense related to the values assigned to FCC licenses and goodwill in the accompanying pro forma statements.

                        RADIO ONE INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001


3.  FIXED AND INTANGIBLE ASSETS:

   Property and equipment are recorded at cost and are being depreciated on a straight-line basis over various periods. The components of the Company's property and equipment as of December 31, 2000 and 2001, are as follows:

                                                                 Period of
                                           2000        2001     Depreciation
                                        ----------- ----------- -------------
   PROPERTY AND EQUIPMENT:
     Land and improvements............. $ 3,745,000 $ 4,362,000            --
     Building and improvements.........   1,089,000   1,820,000      31 years
     Transmitter towers................  12,141,000  15,791,000 7 or 15 years
     Equipment.........................  22,891,000  26,941,000  5 to 7 years
     Leasehold improvements............   4,028,000   4,381,000 Life of Lease
     Construction-in-progress..........   1,385,000   4,508,000
                                        ----------- -----------
                                         45,279,000  57,803,000
     Less: Accumulated depreciation....  11,903,000  18,357,000
                                        ----------- -----------
         Property and equipment, net... $33,376,000 $39,446,000
                                        =========== ===========

   Depreciation expense for the years ended December 31, 1999, 2000 and 2001, was $2,395,000, $4,919,000 and $6,701,000, respectively.

   Repairs and maintenance costs are expensed as incurred.

   Intangible assets are being amortized on a straight-line basis over various periods. The intangible asset balances and periods of amortization as of December 31, 2000 and 2001, are as follows:

                                                                                Period of
                                                      2000           2001      Amortization
                                                 -------------- -------------- ------------
FCC broadcast licenses.......................... $1,612,920,000 $1,692,492,000     15 Years
Goodwill........................................     97,300,000    242,277,000     15 Years
Trade names.....................................      2,334,000     28,523,000    2-5 Years
Debt financing costs............................      9,913,000     16,022,000 Life of Debt
Favorable transmitter site and other intangibles      6,784,000      6,026,000   6-17 Years
Noncompete agreement............................      4,005,000        223,000      3 Years
                                                 -------------- --------------
   Total........................................  1,733,256,000  1,985,563,000
   Less:  Accumulated amortization..............     96,076,000    209,362,000
                                                 -------------- --------------
   Net intangible assets........................ $1,637,180,000 $1,776,201,000
                                                 ============== ==============

   Amortization expense for the years ended December 31, 1999, 2000 and 2001, was $14,678,000, $56,335,000 and $123,022,000, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented.

   The Company continually monitors events and changes in circumstances which could indicate that carrying amounts of intangible assets may not be recoverable. When events or changes in circumstances are present that indicate the carrying amount of intangible assets may not be recoverable, the Company assesses the recoverability of intangible assets by determining whether the carrying value of such intangible assets will be recovered through the future cash flows expected from the use of the asset and its eventual disposition. Management believes that no impairment exists as of December 31, 2001.

                        RADIO ONE INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001


4.  CURRENT LIABILITIES:

   Accrued expenses as of December 31, 2000 and 2001, included the following:

                                               2000        2001
                                            ----------- -----------
            Accrued interest............... $ 1,692,000 $19,436,000
            Accrued salaries and benefits..   5,846,000   7,218,000
            Accrued commissions............   2,462,000   3,018,000
            Income taxes payable...........          --   2,699,000
            Other accrued expenses.........   4,127,000   5,999,000
                                            ----------- -----------
                Total accrued expenses..... $14,127,000 $38,370,000
                                            =========== ===========

5.  LONG-TERM DEBT AND DEFERRED INTEREST:

   As of December 31, 2000 and 2001, the Company's outstanding debt is as follows:

                                                                   2000         2001
                                                               ------------ ------------
12% Senior subordinated notes (net of $1,110,000 unamortized
  discounts as of December 31, 2000).......................... $ 84,368,000 $         --
8 7/8% Senior subordinated notes..............................           --  300,000,000
Bank credit facility..........................................  562,500,000  480,000,000
Other notes payable...........................................        1,000           --
Capital lease obligations.....................................       87,000       22,000
                                                               ------------ ------------
    Total long-term debt and deferred interest................ $646,956,000 $780,022,000
                                                               ============ ============

Senior Subordinated Notes

   In May 1997, Radio One issued approximately $85.5 million of 12% Senior Subordinated Notes due 2004. The notes were sold at a discount, with the net proceeds to Radio One of approximately $72.8 million. The notes paid cash interest at 7% per annum through May 15, 2000, and at 12% thereafter, with the difference between the 7% cash interest and the 12% interest being accrued through May 15, 2000, and added to the principal balance. The principal balance was not due until maturity. The balance of these notes was paid off in May 2001 with the proceeds of the 8 7/8% Senior Subordinated Notes.

   In May 2001, the Company sold $300.0 million of 8 7/8% Senior Subordinated Notes (Notes) due 2011, through a private offering, receiving net proceeds of approximately $291.8 million. There were approximately $8.2 million in deferred offering costs recorded in connection with the sale, which are being amortized to interest expense over the life of the Notes using the effective interest rate method.

   The proceeds of the Notes were primarily used to repay amounts owed on the Company's bank credit facility and the entire balance of the 12% Senior Subordinated Notes (Former Notes) due 2004. The Company recognized an extraordinary loss of $5.2 million, net of income tax benefit of approximately $2.6 million, in the accompanying consolidated statement of operations related to the early retirement of the Former Notes. This loss encompassed the write-off of the remaining deferred offering costs, underwriter's discount and prepayment penalties associated with the Former Notes.

                        RADIO ONE INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001


Bank Credit Facility

   The Amended and Restated Credit Agreement dated July 17, 2000, provides for a new facility under which the Company can borrow up to $600.0 million as of December 31, 2001 from a group of banking institutions. The new bank credit facility contains covenants limiting the Company's ability to incur additional debt and additional liens, make dividend and other payments with respect to the Company's equity securities, make new investments and sell assets. This new facility also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit the Company's ability to borrow or otherwise raise funds in the credit and capital markets. As of December 31, 2001, the Company was in compliance with the covenants under its bank credit facility.

   The bank credit facility consists of Term A Loans in an amount up to $350.0 million, Term B Loans in an amount up to $150.0 million and the revolving credit loans in an amount up to $250.0 million, that may be borrowed on a revolving basis. As of December 31, 2000, the Company had borrowed the full amount of the Term A and B Loans and $62.5 million of the revolving credit loan. In May 2001, the Company repaid the Term B loan in full. As of December 31, 2001, the Company has $350.0 million outstanding on its Term A loan and $130.0 million on the revolving credit loan. The interest rate on the credit facility is LIBOR plus a spread based on the Company's leverage ratio, as defined in the credit agreement. The credit facility requires quarterly interest payments. As of December 31, 2001, $120.0 million remained available (subject to various covenant restrictions) to be drawn down from the Company's $600.0 million bank credit facility. The loans mature in June 2007. The weighted average interest rate for the bank credit facility was 7.56% in 2001.

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

   Future minimum payments as of December 31, 2001, are as follows:

                                             Senior
                                          Subordinated Bank Credit
                                             Notes      Facility
                                          ------------ ------------
            2002......................... $         -- $         --
            2003.........................           --   52,500,000
            2004.........................           --   52,500,000
            2005.........................           --   70,000,000
            2006.........................           --   87,500,000
            2007 and thereafter..........  300,000,000  217,500,000
                                          ------------ ------------
                                          $300,000,000 $480,000,000
                                          ============ ============

Capital Lease Obligations

   The Company has capital leases in excess of one year terms for office equipment. The terms of these leases require maximum monthly principal and interest payments of $6,500 through July 2002. The imputed interest on these leases range from 7.9% to 16.0%.

                        RADIO ONE INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001


6.  COMMITMENTS AND CONTINGENCIES:

Operating Leases

   Radio One has various operating leases for office space, studio space, broadcast towers and transmitter facilities which expire on various dates through December 31, 2011. One of these leases is for office and studio space in Baltimore, Maryland, and is with a partnership in which two of the partners are stockholders of the Company.

   The following is a schedule of the future minimum rental payments required under the operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 31, 2001.

                   For the Year Ending
                December 31,                           Total
                ------------                        -----------
                2002............................... $ 4,996,000
                2003...............................   4,064,000
                2004...............................   3,206,000
                2005...............................   2,888,000
                2006...............................   2,388,000
                2007 and thereafter................  13,027,000

   Total rent expense for the years ended December 31, 1999, 2000 and 2001, was $1,492,000, $3,776,000 and $5,445,000, respectively.

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

7.  STOCKHOLDERS' EQUITY:

Stock Options Plans

   During 1999, the Company adopted stock option plans under which employees and nonemployee directors could be granted options to purchase shares of Company common stock at the fair market value at the time of grant. Options generally vest over a period of three to four years and expire 10 years from the date of grant.

                        RADIO ONE INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001


   Summarized information relative to the Company's stock option plans is as follows:

                                                Fiscal Year Ended December 31,
                                   --------------------------------------------------------
                                         1999              2000                2001
                                   ---------------- ------------------- -------------------
                                           Weighted            Weighted            Weighted
                                           Average             Average             Average
                                           Exercise            Exercise            Exercise
                                   Options  Price    Options    Price    Options    Price
                                   ------- -------- ---------  -------- ---------  --------
Balance, beginning of period......      --  $  --     621,000   $ 7.99  1,268,000   $10.56
   Granted........................ 621,000   7.99     808,000    11.82  2,293,000    15.14
   Canceled.......................      --     --     (43,000)   10.51   (306,000)   15.75
   Exercised......................      --     --    (118,000)   16.48    (66,000)    7.88
                                   -------          ---------           ---------
Balance, end of period............ 621,000  $7.99   1,268,000   $10.56  3,189,000    13.65
                                   -------  -----   ---------   ------  ---------   ------
Exercisable, end of period........  65,509  $7.99     169,013   $ 7.99    420,000   $ 9.82
                                   =======  =====   =========   ======  =========   ======

   As of December 31, 2001, 545,502 shares were available for future grants under the terms of these plans.

Stock Options Outstanding

   Summarized information relative to the Company's stock options outstanding as of December 31, 2001 is as follows:


                     Options Outstanding                Options Exercisable
      ------------------------------------------------- -------------------
                                    Weighted
                                    Average    Weighted            Weighted
                                   Remaining   Average             Average
      Range of Exercise           Contractual  Exercise            Exercise
            Price        Options  Life (Years)  Price    Options    Price
      ----------------- --------- ------------ -------- -------    --------
      $ 7.50--$ 7.78      563,000     8.51      $ 7.57  185,000     $ 7.64
      $ 8.11--$12.19      246,000     7.48        8.46  169,000       8.23
      $13.56--$17.90    2,267,000     9.53       15.16   28,000      13.82
      $21.59--$26.53      113,000     8.37       24.82   38,000      24.82
                        ---------               ------   -------    ------
                        3,189,000               $13.65  420,000     $ 9.82
                        =========               ======   =======    ======

Stock-Based Compensation

   The Company accounts for its stock-based compensation plans as permitted by FASB Statement No. 123, "Accounting for Stock-Based Compensation," (SFAS No.
123) which allows the Company to follow Accounting Principles Board Opinion No. 25 (APB No. 25), "Accounting for Stock Issued to Employees" and recognize no compensation cost for options granted at fair market prices. The Company has computed, for pro forma disclosure purposes, the value of all compensatory options granted during 1999, 2000 and 2001, using the Black-Scholes option pricing model. The following assumptions were used for grants:

                                                1999     2000     2001
                                               -------  -------  -------
       Average risk-free interest rate........    4.65%    5.85%    3.66%
       Expected dividend yield................    0.00%    0.00%    0.00%
       Expected lives......................... 3 years  3 years  3 years
       Expected volatility....................      59%      42%     141%

                        RADIO ONE INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001


   Options were assumed to be exercised upon vesting for the purpose of this valuation. Adjustments were also made for options assumed forfeited prior to vesting. Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company's pro forma net income (loss) and earnings per share information reflected on the accompanying consolidated statements of operations would have been adjusted to the following "as adjusted" amounts:

                                                            For the Year Ended December 31,
                                                         ------------------------------------
                                                           1999        2000          2001
                                                         ---------  -----------  ------------
Net income (loss):
   As reported.......................................... $ 133,000  $(4,251,000) $(55,247,000)
   As adjusted..........................................  (153,000)  (5,406,000)  (60,159,000)
Basic earnings and diluted loss per share, applicable to
  common stockholders:
   As reported.......................................... $   (0.03) $     (0.16) $      (0.83)
   As adjusted..........................................     (0.03)       (0.17)        (0.89)

   The Company's stock did not trade prior to May 1999.

   Weighted average fair value of options granted for the years ended December 31, 1999, 2000 and 2001, was $3.46, $4.13 and $11.98, respectively. This fair value was calculated using the Black-Scholes option pricing model.

8.  INCOME TAXES:

   Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

   During 1999, 2000 and 2001, the Company acquired the stock of two, one and one companies, respectively. Associated with these stock purchases, the Company allocated the purchase price to the related assets acquired, with the excess purchase price allocated to goodwill. Usually, in a stock purchase, for income tax purposes, the underlying assets of the acquired companies retain their historical tax basis. Accordingly, the Company recorded a deferred tax liability of approximately $16.9 million, $10.2 million and $34.8 million in 1999, 2000 and 2001, respectively, related to the difference between the book and tax basis for all of the assets acquired (excluding nondeductible goodwill).

   A reconciliation of the statutory federal income taxes to the recorded income tax provision (benefit) for the years ended December 31, 1999, 2000 and 2001 is as follows:

                                            1999         2000         2001
                                         -----------  -----------  -----------
Statutory tax (@ 35% rate).............. $(1,001,000) $ 1,206,000  $26,100,000
Effect of state taxes, net of federal...    (114,000)     137,000    3,500,000
Nondeductible goodwill..................  (1,613,000)  (2,147,000)  (2,050,000)
Other...................................          --           --   (3,000,000)
                                         -----------  -----------  -----------
   (Provision) benefit for income taxes. $(2,728,000) $  (804,000) $24,550,000
                                         ===========  ===========  ===========

                        RADIO ONE INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001


   The components of the provision (benefit) for income taxes for the years ended December 31, 1999, 2000 and 2001, are as follows:

                                                1999         2000         2001
                                             -----------  -----------  -----------
Federal:
  Current................................... $(3,374,000) $(1,195,000) $24,734,000
  Deferred..................................     933,000    1,066,000   (1,455,000)
                                             -----------  -----------  -----------
                                              (2,441,000)    (129,000)  23,279,000
                                             -----------  -----------  -----------
State:
  Current...................................    (397,000)    (825,000)   1,441,000
  Deferred..................................     110,000      150,000     (170,000)
                                             -----------  -----------  -----------
                                                (287,000)    (675,000)   1,271,000
                                             -----------  -----------  -----------
  (Provision) benefit for income taxes...... $(2,728,000) $  (804,000) $24,550,000
                                             ===========  ===========  ===========

   Deferred income taxes reflect the net tax effect of temporary differences between the financial statement and tax basis of assets and liabilities. The significant components of the Company's deferred tax assets and liabilities as of December 31, 2000 and 2001, are as follows:

                                                                                2000          2001
                                                                            ------------  ------------
Deferred tax assets--
 Reserve for bad debts..................................................... $  1,725,000  $  2,278,000
 Accruals..................................................................      213,000       817,000
 Barter activity...........................................................       85,000       142,000
 Deferred revenue..........................................................       35,000       911,000
 Other.....................................................................      129,000      (683,000)
                                                                            ------------  ------------
   Total current tax assets................................................    2,187,000     3,465,000
Interest expense...........................................................      963,000     4,474,000
 FCC and other intangibles amortization....................................      726,000     1,166,000
 NOL carryforward..........................................................    1,598,000    32,784,000
 Debt costs................................................................      307,000            --
 Other.....................................................................      155,000        81,000
                                                                            ------------  ------------
   Total deferred tax assets...............................................    5,936,000    41,970,000
                                                                            ------------  ------------
Deferred tax liabilities-
 FCC license...............................................................  (27,721,000)  (65,390,000)
 Depreciation..............................................................     (667,000)   (1,674,000)
 Loss on extinguishment of debt............................................           --      (163,000)
 Other.....................................................................      (48,000)     (142,000)
                                                                            ------------  ------------
   Total deferred tax liabilities..........................................  (28,436,000)  (67,369,000)
                                                                            ------------  ------------
Net deferred taxes included in the accompanying consolidated balance sheets $(22,500,000) $(25,399,000)
                                                                            ============  ============

   In 2000, the Company acquired an approximate $4,000,000 net operating loss related to the purchase of Davis Broadcasting, Inc. In 2001, the Company acquired an approximate $14,820,000 net operating loss related to the purchase of Blue Chip (see Note 2). As of December 31, 2001, the Company had an NOL carryforward of approximately $86,273,000, which is recorded as a deferred tax asset. The net operating loss carryforwards expire beginning in 2019 through 2021.

                        RADIO ONE INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001


9.  RELATED PARTY TRANSACTIONS:

   Radio One leased office space for $13,000, $18,000 and $18,000, per month in 1999, 2000 and 2001, respectively, from a partnership in which two of the partners are officers of Radio One (see Note 5). The Company believes that these amounts approximate fair market value. Total rent paid to the partnership for fiscal years 1999, 2000 and 2001, was approximately $161,000, $216,000 and $216,000, respectively.

   The Company has a loan outstanding of $380,000, and accrued interest of $56,000 and $80,000 as of December 31, 2000 and 2001, respectively, from an officer. The loan is due in May 2003 and bears interest at 5.6%.

   The Company has a loan outstanding of approximately $262,000, and accrued interest of $27,000 and $44,000, as of December 31, 2000 and 2001, respectively, from another officer. The loan is due in May 2004 and bears interest at 5.6%.

   The Company has a loan outstanding of approximately $88,000, and accrued interest of $8,000 and $13,000, as of December 31, 2000 and 2001, respectively, from another officer. The loan is due in May 2004 and bears interest at 5.6%.

   The Company has a loan outstanding of approximately $100,000, and accrued interest of $6,000 and $12,000, as of December 31, 2001 and 2000, from another officer. The loan is due in May 2004 and bears interest at 5.7%.

   Three officers of the Company purchased 1.5 million, 1.0 million and 250,000 shares, respectively, of the Company's common Stock. The stock was purchased with the proceeds of a full recourse loan from the Company of $21,105,000, $7,000,000 and $2,005,000, respectively, with accrued interest as of December 31, 2000, of $0, $83,000 and $25,000 and as of December 31, 2001, of $908,000,
$505,000 and $143,000, respectively. The loans are due in 2005, 2004 and 2005, respectively, and bear interest at 5.8%, 5.8% and 5.9%, respectively. The employees to which the latter two loans relate have the option to extend the terms of the loans to 2010 and 2008, respectively. These loans are reported in the accompanying consolidated balance sheets as stock subscriptions receivable.

   As of December 31, 2000 and 2001, the Company has a receivable of approximately $412,000 and $571,000, respectively, from a company in which one of the shareholders is an officer of Radio One.

   During 1999, the stockholders of Radio One of Atlanta, Inc. (ROA) sold Radio One of Atlanta, Inc. to the Company in exchange for shares of the Company's common stock. Effective January 1, 2000, Radio One charged ROA a management fee of $600,000 per year, and prior to January 1, 2000, the fee was $300,000 per year.

   In August 2001, the Company entered in to a Programming Management Agreement with a company in which an executive of the Company has an interest. Total fees paid under this agreement were approximately $75,000 for the year ended December 31, 2001.

10.  PROFIT SHARING:

   Radio One has a 401(k) profit sharing plan for its employees. Radio One can contribute to the plan at the discretion of its Board of Directors. Radio One made no contributions to the plan during 1999, 2000 or 2001.

                        RADIO ONE INC. AND SUBSIDIARIES

                       December 31, 1999, 2000 and 2001


11.   QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                         Quarters Ended
                                     ------------------------------------------------------
                                       March 31      June 30     September 30  December 31
                                     ------------  ------------  ------------  ------------
                                          (Amounts in Thousands, Except Per Share Data)
2000:
 Net revenues....................... $ 22,152,000  $ 32,643,000  $ 42,886,000  $ 57,985,000
 Operating income...................    3,006,000     7,990,000     2,764,000    (4,884,000)
 Net income (loss)..................    2,061,000     5,577,000    (4,021,000)   (7,868,000)
                                     ------------  ------------  ------------  ------------
 Net income (loss) per share........ $       0.08  $       0.07  $      (0.10) $      (0.11)
                                     ============  ============  ============  ============
 Weighted average shares outstanding   24,536,000    84,994,000    85,494,000    86,525,000
                                     ============  ============  ============  ============
2001:
 Net revenues.......................   47,925,000    62,285,000    66,206,000    67,388,000
 Operating income...................  (11,649,000)    1,273,000       184,000    (6,255,000)
 Loss before extraordinary item.....  (15,173,000)   (9,407,000)  (10,089,000)  (15,371,000)
 Net Loss...........................  (15,173,000)  (14,614,000)  (10,089,000)  (15,371,000)
 Loss before extraordinary item..... $      (0.23) $      (0.16) $      (0.16) $      (0.22)
                                     ============  ============  ============  ============
 Net income (loss) per share........ $      (0.23) $      (0.22) $      (0.16) $      (0.22)
                                     ============  ============  ============  ============
 Weighted average shares outstanding   86,801,000    88,252,000    91,687,000    94,120,000
                                     ============  ============  ============  ============

12.  SUBSEQUENT EVENT:

   In February 2002, an officer of the Company exercised his right to receive a non-interest-bearing loan in the amount of $750,000. The loan is due in January 2005 or 60 days after the employee terminates, whichever is earlier.

                      CONSOLIDATING FINANCIAL STATEMENTS

   The Company conducts a portion of its business through its subsidiaries. All of the Company's subsidiaries (Subsidiary Guarantors) have fully and unconditionally guaranteed the Company's 8 7/8% Senior Subordinated Notes due 2011.

   Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of December 31, 2000 and 2001, and for the years then ended. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                       RADIO ONE, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEET
                            As of December 31, 2000

                                                               Combined
                                                              Guarantor      Radio One,
                                                             Subsidiaries       Inc.         Eliminations     Consolidated
                                                            --------------  --------------  ---------------  --------------
                                                             (Unaudited)     (Unaudited)     (Unaudited)
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................ $      105,000  $   20,774,000  $            --  $   20,879,000
  Trade accounts receivable, net of allowance for doubtful
   accounts................................................      5,100,000      41,783,000               --      46,883,000
  Due from Combined Guarantor Subsidiaries.................             --   1,667,894,000   (1,667,894,000)             --
  Prepaid expenses and other...............................        234,000       6,323,000               --       6,557,000
  Income tax receivable....................................             --       2,476,000               --       2,476,000
  Deferred tax asset.......................................        165,000       2,022,000               --       2,187,000
                                                            --------------  --------------  ---------------  --------------
    Total current assets...................................      5,604,000   1,741,272,000   (1,667,894,000)     78,982,000
PROPERTY AND EQUIPMENT, net................................      6,033,000      27,343,000               --      33,376,000
INTANGIBLE ASSETS, net.....................................  1,613,123,000      24,057,000               --   1,637,180,000
OTHER ASSETS...............................................      2,634,000      13,046,000               --      15,680,000
                                                            --------------  --------------  ---------------  --------------
    Total assets........................................... $1,627,394,000  $1,805,718,000  $(1,667,894,000) $1,765,218,000
                                                            ==============  ==============  ===============  ==============

           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable......................................... $      676,000  $   17,007,000  $            --  $   17,683,000
  Accrued expenses.........................................      1,589,000      12,538,000               --      14,127,000
  Other current liabilities................................        431,000       4,265,000               --       4,696,000
  Due to the Company.......................................  1,667,894,000              --   (1,667,894,000)             --
                                                            --------------  --------------  ---------------  --------------
    Total current liabilities..............................  1,670,590,000      33,810,000   (1,667,894,000)     36,506,000
INVESTMENT IN SUBSIDIARIES.................................             --      65,569,000      (65,569,000)             --
LONG-TERM DEBT AND DEFERRED INTEREST, net of
 current portion...........................................         28,000     646,928,000               --     646,956,000
DEFERRED INCOME TAX LIABILITY..............................     22,345,000       2,342,000               --      24,687,000
                                                            --------------  --------------  ---------------  --------------
    Total liabilities......................................  1,692,963,000     748,649,000   (1,733,463,000)    708,149,000
                                                            --------------  --------------  ---------------  --------------

COMMITMENTS AND CONTINGENCIES
 STOCKHOLDERS' EQUITY:
  Common stock.............................................             --          87,000               --          87,000
  Stock subscriptions receivable...........................             --      (9,005,000)              --      (9,005,000)
  Additional paid-in capital...............................             --   1,105,681,000               --   1,105,681,000
  Accumulated deficit......................................    (65,569,000)    (39,694,000)      65,569,000     (39,694,000)
                                                            --------------  --------------  ---------------  --------------
    Total stockholders' equity.............................    (65,569,000)  1,057,069,000       65,569,000   1,057,069,000
                                                            --------------  --------------  ---------------  --------------
    Total liabilities and stockholders' equity............. $1,627,394,000  $1,805,718,000  $(1,667,894,000) $1,765,218,000
                                                            ==============  ==============  ===============  ==============

The accompanying notes are an integral part of this consolidated balance sheet.

                       RADIO ONE, INC. AND SUBSIDIARIES

                          CONSOLIDATING BALANCE SHEET
                            As of December 31, 2001

                                                               Combined
                                                              Guarantor      Radio One,
                                                             Subsidiaries       Inc.        Eliminations     Consolidated
                                                            --------------  -------------- ---------------  --------------
                                                             (Unaudited)     (Unaudited)    (Unaudited)
                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents................................ $     (447,000) $   32,562,000 $            --  $   32,115,000
  Trade accounts receivable, net of allowance for doubtful
   accounts................................................     11,552,000      45,130,000              --      56,682,000
  Due from Combined Guarantor Subsidiaries.................             --   1,699,420,000  (1,699,420,000)             --
  Prepaid expenses and other...............................        463,000       1,978,000              --       2,441,000
  Income tax receivable....................................             --       3,200,000              --       3,200,000
  Deferred tax asset.......................................      1,882,000       1,583,000              --       3,465,000
                                                            --------------  -------------- ---------------  --------------
    Total current assets...................................     13,450,000   1,783,873,000  (1,699,420,000)     97,903,000
PROPERTY AND EQUIPMENT, net................................     12,715,000      26,731,000              --      39,446,000
INTANGIBLE ASSETS, net.....................................  1,534,807,000     241,394,000              --   1,776,201,000
OTHER ASSETS...............................................      1,276,000       9,089,000              --      10,365,000
                                                            --------------  -------------- ---------------  --------------
    Total assets........................................... $1,562,248,000  $2,061,087,000 $(1,699,420,000) $1,923,915,000
                                                            ==============  ============== ===============  ==============

     LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable............................... $      794,000  $    6,988,000  $            --  $    7,782,000
  Accrued expenses...............................      3,257,000      35,113,000               --      38,370,000
  Fair value of derivative instruments...........             --      13,439,000               --      13,439,000
  Other current liabilities......................        316,000       2,175,000               --       2,491,000
  Due to the Company.............................  1,699,420,000              --   (1,699,420,000)             --
                                                  --------------  --------------  ---------------  --------------
    Total current liabilities....................  1,703,787,000      57,715,000   (1,699,420,000)     62,082,000
INVESTMENT IN SUBSIDIARIES.......................             --     163,951,000     (163,951,000)             --
LONG-TERM DEBT AND DEFERRED INTEREST, net of
 current portion.................................          2,000     780,020,000               --     780,022,000
DEFERRED INCOME TAX LIABILITY....................     22,410,000       6,454,000               --      28,864,000
                                                  --------------  --------------  ---------------  --------------
Total liabilities................................  1,726,199,000   1,008,140,000   (1,863,371,000)    870,968,000
                                                  --------------  --------------  ---------------  --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock...................................             --          95,000               --          95,000
  Accumulated comprehensive income adjustments...             --      (9,053,000)              --      (9,053,000)
  Stock subscriptions receivable.................             --     (31,666,000)              --     (31,666,000)
  Additional paid-in capital.....................             --   1,208,652,000               --   1,208,652,000
  Accumulated deficit............................   (163,951,000)   (115,081,000)     163,951,000    (115,081,000)
                                                  --------------  --------------  ---------------  --------------
    Total stockholders' equity...................   (163,951,000)  1,052,947,000      163,951,000   1,052,947,000
                                                  --------------  --------------  ---------------  --------------
    Total liabilities and stockholders' equity... $1,562,248,000  $2,061,087,000  $(1,699,420,000) $1,923,915,000
                                                  ==============  ==============  ===============  ==============

The accompanying notes are an integral part of this consolidated balance sheet.

                       RADIO ONE, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Year Ended December 31, 2000

                                                    Combined
                                                   Guarantor
                                                  Subsidiaries  Radio One, Inc Eliminations Consolidated
                                                  ------------  -------------- ------------ ------------
                                                  (Unaudited)    (Unaudited)   (Unaudited)
REVENUE:
 Broadcast revenue, including barter revenue..... $ 31,941,000   $145,278,000  $        --  $177,219,000
 Less: Agency commissions........................    3,749,000     17,804,000           --    21,553,000
                                                  ------------   ------------  -----------  ------------
     Net broadcast revenue.......................   28,192,000    127,474,000           --   155,666,000
                                                  ------------   ------------  -----------  ------------
OPERATING EXPENSES:
 Program and technical...........................    4,771,000     19,200,000           --    23,971,000
 Selling, general and administrative.............   11,959,000     41,350,000           --    53,309,000
 Corporate expenses..............................           --      6,115,000           --     6,115,000
 Non-cash compensation...........................           --        188,000           --       188,000
 Depreciation and amortization...................   57,758,000      5,449,000           --    63,207,000
                                                  ------------   ------------  -----------  ------------
     Total operating expenses....................   74,488,000     72,302,000           --   146,790,000
                                                  ------------   ------------  -----------  ------------
     Broadcast operating (loss) income...........  (46,296,000)    55,172,000           --     8,876,000
INTEREST EXPENSE, including amortization of
  deferred financing costs.......................      151,000     32,256,000           --    32,407,000
OTHER INCOME, net................................       13,000     20,071,000           --    20,084,000
                                                  ------------   ------------  -----------  ------------
     (Loss) income before provision for income
       taxes.....................................  (46,434,000)    42,987,000           --    (3,447,000)
PROVISION FOR INCOME TAXES.......................           --       (804,000)          --      (804,000)
EQUITY IN LOSSES OF SUBSIDIARIES.................           --    (46,434,000)  46,434,000            --
                                                  ------------   ------------  -----------  ------------
     Net loss.................................... $(46,434,000)  $ (4,251,000) $46,434,000  $ (4,251,000)
                                                  ============   ============  ===========  ============
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS................................... $(46,434,000)  $(13,487,000)              $(13,487,000)
                                                  ============   ============               ============


  The accompanying notes are an integral part of this consolidated statement.

                       RADIO ONE, INC. AND SUBSIDIARIES

                     CONSOLIDATING STATEMENT OF OPERATIONS
                     For the Year Ended December 31, 2001

                                                  Combined
                                                 Guarantor
                                                Subsidiaries  Radio One, Inc. Eliminations Consolidated
                                                ------------  --------------- ------------ ------------
                                                (Unaudited)     (Unaudited)   (Unaudited)
REVENUE:
 Broadcast revenue, including barter revenue... $ 48,338,000   $228,581,000   $        --  $276,919,000
 Less: Agency commissions......................    5,382,000     27,733,000            --    33,115,000
                                                ------------   ------------   -----------  ------------
     Net broadcast revenue.....................   42,956,000    200,848,000            --   243,804,000
                                                ------------   ------------   -----------  ------------
OPERATING EXPENSES:
 Program and technical.........................    8,579,000     32,212,000            --    40,791,000
 Selling, general and administrative...........   19,572,000     60,100,000            --    79,672,000
 Corporate expenses............................           --      9,114,000            --     9,114,000
 Non-cash compensation.........................           --        951,000            --       951,000
 Depreciation and amortization.................  111,961,000     17,762,000            --   129,723,000
                                                ------------   ------------   -----------  ------------
     Total operating expenses..................  140,112,000    120,139,000            --   260,251,000
                                                ------------   ------------   -----------  ------------
     Broadcast operating (loss) income.........  (97,156,000)    80,709,000            --   (16,447,000)
INTEREST EXPENSE, including amortization of
  deferred financing costs.....................    1,234,000     62,124,000            --    63,358,000
GAIN ON SALE OF ASSETS, net....................           --      4,224,000            --     4,224,000
OTHER INCOME, net..............................       13,000        978,000            --       991,000
                                                ------------   ------------   -----------  ------------
     (Loss) income before benefit for income
       taxes and extraordinary loss............  (98,377,000)    23,787,000            --   (74,590,000)
BENEFIT FOR INCOME TAXES.......................           --     24,550,000            --    24,550,000
                                                ------------   ------------   -----------  ------------
     Loss before extraordinary loss............  (98,377,000)    48,337,000            --   (50,040,000)
EXTRAORDINARY LOSS ON DEBT
  RETIREMENT, net of taxes.....................           --     (5,207,000)           --    (5,207,000)
EQUITY IN LOSSES OF SUBSIDIARIES...............           --    (98,377,000)   98,377,000            --
                                                ------------   ------------   -----------  ------------
     Net loss.................................. $(98,377,000)  $(55,247,000)  $98,377,000  $(55,247,000)
                                                ============   ============   ===========  ============
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS................................. $(98,377,000)  $(75,387,000)               $(75,387,000)
                                                ============   ============                ============

  The accompanying notes are an integral part of this consolidated statement.

                       RADIO ONE, INC. AND SUBSIDIARIES

                    CONSOLIDATING STATEMENTS OF CASH FLOWS
                     For the Year Ended December 31, 2000


                                                                Combined
                                                               Guarantor    Radio One,
                                                              Subsidiaries     Inc.       Eliminations Consolidated
                                                              ------------  ------------  ------------ ------------
                                                              (Unaudited)   (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.................................................. $(46,434,000) $ (4,251,000) $46,434,000  $ (4,251,000)
   Adjustments to reconcile net loss to net cash
     from operating activities:..............................
       Depreciation and amortization.........................   57,758,000     5,449,000           --    63,207,000
       Amortization of debt financing costs,
         unamortized discount and deferred
         interest............................................           --     2,839,000           --     2,839,000
       Deferred income taxes and reduction in
         valuation reserve on deferred income
         taxes...............................................      500,000     8,466,000           --     8,966,000
       Non-cash compensation to officers.....................           --       188,000           --       188,000
       Non-cash advertising..................................           --      (683,000)          --      (683,000)
       Gain on sale of assets, net...........................           --            --           --            --
       Extraordinary loss on debt retirement.................           --            --           --            --
       Effect of change in operating assets and
         liabilities--
          Trade accounts receivable, net.....................   (2,801,000)  (22,710,000)          --   (25,511,000)
          Due to Corporate/from Subsidiaries.................  (10,296,000)   10,296,000           --            --
          Income tax receivable..............................           --            --           --            --
          Prepaid expenses and other.........................      341,000     2,245,000           --     2,586,000
          Other assets.......................................      286,000      (567,000)          --      (281,000)
          Accounts payable...................................      927,000    10,661,000           --    11,588,000
          Accrued expenses and other.........................     (207,000)   (2,755,000)          --    (2,962,000)
                                                              ------------  ------------  -----------  ------------
              Net cash flows from operating
                activities...................................       74,000     9,178,000   46,434,000    55,686,000
                                                              ------------  ------------  -----------  ------------



  The accompanying notes are an integral part of this consolidated statement.

                       RADIO ONE, INC. AND SUBSIDIARIES

                    CONSOLIDATING STATEMENTS OF CASH FLOWS
                     For the Year Ended December 31, 2000


                                                       Combined
                                                      Guarantor
                                                     Subsidiaries Radio One, Inc.  Eliminations   Consolidated
                                                     ------------ ---------------  ------------  ---------------
                                                     (Unaudited)    (Unaudited)    (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment...............   $     --   $    (3,665,000) $         --  $    (3,665,000)
   Investment in Subsidiaries.......................         --        46,434,000   (46,434,000)              --
   Purchase of intangible asset.....................         --        (2,000,000)           --       (2,000,000)
   Equity investments...............................         --        (1,185,000)           --       (1,185,000)
   Proceeds from sale of investments................         --       256,430,000            --      256,430,000
   Deposits and payments for station purchases......         --    (1,469,603,000)           --   (1,469,603,000)
                                                       --------   ---------------  ------------  ---------------
       Net cash flows from investing activities.....         --    (1,173,589,000)  (46,434,000)  (1,220,023,000)
                                                       --------   ---------------  ------------  ---------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt................................         --        (7,599,000)           --       (7,599,000)
   Proceeds from debt issuances.....................         --       570,000,000            --      570,000,000
   Proceeds from issuance of common stock, net of
     issuance costs.................................         --       335,982,000            --      335,982,000
   Proceeds from preferred stock offering...........         --       299,935,000            --      299,935,000
   Payment of preferred stock dividends.............         --        (5,038,000)           --       (5,038,000)
   Deferred financing costs.........................         --        (6,158,000)           --       (6,158,000)
   Loans to officers................................         --        (9,005,000)           --       (9,005,000)
   Proceeds from exercise of stock options..........         --           878,000            --          878,000
                                                       --------   ---------------  ------------  ---------------
       Net cash flows from financing activities.....         --     1,178,995,000            --    1,178,995,000
                                                       --------   ---------------  ------------  ---------------
   INCREASE IN CASH AND CASH EQUIVALENTS............     74,000        14,584,000            --       14,658,000
CASH AND CASH EQUIVALENTS, beginning of year........     31,000         6,190,000            --        6,221,000
                                                       --------   ---------------  ------------  ---------------
CASH AND CASH EQUIVALENTS, end of year..............   $105,000   $    20,774,000  $         --  $    20,879,000
                                                       ========   ===============  ============  ===============


  The accompanying notes are an integral part of this consolidated statement.

                       RADIO ONE, INC. AND SUBSIDIARIES

                    CONSOLIDATING STATEMENTS OF CASH FLOWS
                     For the Year Ended December 31, 2001


                                                                Combined
                                                               Guarantor    Radio One,
                                                              Subsidiaries     Inc.       Eliminations Consolidated
                                                              ------------  ------------  ------------ ------------
                                                              (Unaudited)   (Unaudited)   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss.................................................. $(98,377,000) $(55,247,000) $98,377,000  $(55,247,000)
   Adjustments to reconcile loss to net cash from
     operating activities:...................................
       Depreciation and amortization.........................  111,961,000    17,762,000           --   129,723,000
       Amortization of debt financing costs,
         unamortized discount and deferred
         interest............................................           --     2,074,000           --     2,074,000
       Deferred income taxes and reduction in
         valuation reserve on deferred income
         taxes...............................................           --   (24,783,000)          --   (24,783,000)
       Non-cash compensation to officers.....................           --       951,000           --       951,000
       Loss on write-off of investments......................           --     1,623,000           --     1,623,000
       Gain on sale of assets, net...........................           --    (4,224,000)          --    (4,224,000)
       Extraordinary loss on debt retirement.................           --     7,771,000           --     7,771,000
       Effect of change in operating assets and
         liabilities--
          Trade accounts receivable, net.....................    1,028,000    (3,740,000)          --    (2,712,000)
          Due to Corporate/from Subsidiaries.................  (13,543,000)   13,543,000           --            --
          Income tax receivable..............................           --      (724,000)          --      (724,000)
          Prepaid expenses and other.........................      282,000      (256,000)          --        26,000
          Other assets.......................................   (2,588,000)    2,965,000           --       377,000
          Accounts payable...................................      118,000   (10,749,000)          --   (10,631,000)
          Accrued expenses and other.........................    1,554,000    14,005,000           --    15,559,000
                                                              ------------  ------------  -----------  ------------
              Net cash flows from operating
                activities...................................      435,000   (39,029,000)  98,377,000    59,783,000
                                                              ------------  ------------  -----------  ------------



  The accompanying notes are an integral part of this consolidated statement.

                       RADIO ONE, INC. AND SUBSIDIARIES

                    CONSOLIDATING STATEMENTS OF CASH FLOWS
                     For the Year Ended December 31, 2001


                                                       Combined
                                                      Guarantor
                                                     Subsidiaries Radio One, Inc. Eliminations  Consolidated
                                                     ------------ --------------- ------------  -------------
                                                     (Unaudited)    (Unaudited)   (Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment...............  $(961,000)   $  (8,322,000) $         --  $  (9,283,000)
   Investment in Subsidiaries.......................         --       98,377,000   (98,377,000)            --
   Proceeds from sale of assets.....................         --       69,432,000            --     69,432,000
   Equity investments...............................         --         (613,000)           --       (613,000)
   Deposits and payments for station purchases......         --     (206,464,000)           --   (206,464,000)
                                                      ---------    -------------  ------------  -------------
       Net cash flows from investing activities.....   (961,000)     (47,590,000)  (98,377,000)  (146,928,000)
                                                      ---------    -------------  ------------  -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt................................    (26,000)    (308,720,000)           --   (308,746,000)
   Proceeds from debt issuances.....................         --      300,000,000            --    300,000,000
   Proceeds from credit facility....................         --      135,000,000            --    135,000,000
   Deferred financing costs.........................         --       (8,274,000)           --     (8,274,000)
   Payment of preferred stock dividends.............         --      (20,140,000)           --    (20,140,000)
   Payment of preferred stock issuance costs........         --           (9,000)           --         (9,000)
   Proceeds from exercise of stock options..........         --          550,000            --        550,000
                                                      ---------    -------------  ------------  -------------
       Net cash flows from financing activities.....    (26,000)      98,407,000            --     98,381,000
                                                      ---------    -------------  ------------  -------------
   (DECREASE) INCREASE IN CASH AND CASH
     EQUIVALENTS....................................   (552,000)      11,788,000            --     11,236,000
CASH AND CASH EQUIVALENTS, beginning of year........    105,000       20,774,000            --     20,879,000
                                                      ---------    -------------  ------------  -------------
CASH AND CASH EQUIVALENTS, end of year..............  $(447,000)   $  32,562,000  $         --  $  32,115,000
                                                      =========    =============  ============  =============



  The accompanying notes are an integral part of this consolidated statement.

                        RADIO ONE, INC AND SUBSIDIARIES

                              INDEX TO SCHEDULES

               Report of Independent Public Accountants...... S-2
               Schedule II--Valuation and Qualifying Accounts S-3

                   Report of Independent Public Accountants

To the Board of Directors and
Stockholders of Radio One, Inc.:

   We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets and statements of operations, changes in stockholders' equity and cash flows of Radio One, Inc. and subsidiaries (the Company) included in this Form 10-K and have issued our report thereon dated March 18, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland
March 18, 2002

                       RADIO ONE, INC. AND SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
             For the Years Ended December 31, 1999, 2000, and 2001
                                (In Thousands)

                                  Balance  Additions
                                    at      Charged    Acquired              Balance
                                 Beginning    to         from                at End
          Description             of Year   Expense  Acquisitions Deductions of Year
          -----------            --------- --------- ------------ ---------- -------
Allowance for Doubtful Accounts:
1999............................  $1,243    $2,824      $  481      $2,119   $2,429
2000............................   2,429     3,392       1,539       1,854    5,506
2001............................   5,506     4,403         613       3,854    6,668