Form 10-K/A
period 2001-12-31
RADIO ONE INC
filed 2002-03-25
CIK 1041657

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K/A
                               (AMENDMENT NO. 1)

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2001
                          Commission File No. 0-25969

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

                         5900 Princess Garden Parkway
                                   7th Floor
                            Lanham, Maryland 20706
                   (Address of principal executive offices)

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

The number of shares outstanding of each of the issuer's classes of common stock, as of March 13, 2002 is as follows:

                      Class                 Outstanding at March 13, 2002
                      -----                 -----------------------------
      Class A Common Stock, $.001 par value          22,389,477
      Class B Common Stock, $.001 par value           2,867,463
      Class C Common Stock, $.001 par value           3,132,458
      Class D Common Stock, $.001 par value          65,843,832

Based on the last sale price on the Nasdaq Stock Market's National Market on March 13, 2002 of $ 20.52 for our class A common stock, and $19.76 for our class D common stock, the aggregate market value of our voting and non-voting equity held by non-affiliates on such date was approximately $1.377 billion. Shares of common stock held by directors and certain executive officers and by each person who owns or may be deemed to own 10% or more of our outstanding common stock have been excluded, since such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

================================================================================

                               EXPLANATORY NOTE

   This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2001 is being filed because, due to a transmission error, an incorrect cover page was filed with the Annual Report on Form 10-K filed earlier today. This Amendment No. 1 contains only the corrected cover page; the remainder of the Form 10-K filed earlier today remains unchanged.

                                  SIGNATURES

   Pursuant to the provisions of Rule 12b-15 to the Securities Exchange Act of 1934, the undersigned authorized representative of the registrant, has duly caused this Amendment No. 1 to the registrant's Annual Report on Form 10-K to be signed on behalf of the registrant on March 25, 2002.

                                          RADIO ONE, INC.

                                          By: /S/ LINDA J. ECKARD VILARDO
                                            -----------------------------------
                                          Name: Linda J. Eckard Vilardo
                                          Title: Vice President