Form 10-Q
period 2002-03-31
RADIO ONE INC
filed 2002-05-09
CIK 1041657

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                           Commission File No. 0-25969

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

                                  Yes X No
                                          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                              Outstanding at May 2, 2002
              -----                              --------------------------

Class A Common Stock, $.001 Par Value                    22,389,527
Class B Common Stock, $.001 Par Value                     2,867,463
Class C Common Stock, $.001 Par Value                     3,132,458
Class D Common Stock, $.001 Par Value                    76,125,650

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                                    Form 10-Q

                      For the Quarter Ended March 31, 2002

                                TABLE OF CONTENTS
                                -----------------

                                                                                                               Page
                                                                                                               ----
PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements..............................................................................    3

            Consolidated Balance Sheets as of December 31, 2001 and March 31, 2002 (Unaudited)................    4

            Consolidated Statements of Operations  for the Three Months Ended March 31, 2001 and 2002
               (Unaudited)....................................................................................    5

            Consolidated Statements of Changes in Stockholders' Equity  for the Year Ended December 31, 2001
               and for the Three Months Ended March 31, 2002 (Unaudited)......................................    6

            Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2001 and 2002
               (Unaudited)....................................................................................    7

            Notes to Consolidated Financial Statements........................................................    8

            Consolidating Financial Statements................................................................   11

            Consolidating Balance Sheet  as of December 31, 2001..............................................   12

            Consolidating Balance Sheet  as of March 31, 2002  (Unaudited)....................................   14

            Consolidating Statement of Operations for the Three Months Ended March 31, 2001 (Unaudited).......   16

            Consolidating Statement of Operations for the Three Months Ended March 31, 2002 (Unaudited).......   17

            Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2001 (Unaudited).......   18

            Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2002 (Unaudited).......   20

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations.............   22

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings.................................................................................   30

Item 2.     Changes in Securities and Use of Proceeds.........................................................   30

Item 3.     Defaults Upon Senior Securities...................................................................   30

Item 4.     Submission of Matters to a Vote of Security Holders...............................................   30

Item 5.     Other Information.................................................................................   30

Item 6.     Exhibits and Reports on Form 8-K..................................................................   30

SIGNATURE.....................................................................................................   32

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(See pages 4-21 -- This page intentionally left blank.)

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------

                   AS OF DECEMBER 31, 2001, AND MARCH 31, 2002
                   -------------------------------------------

                                                                                 December 31,      March 31,
                                                                                    2001             2002
                                                                               --------------   --------------
                                                                                                  (Unaudited)
                                     ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                   $   32,115,000   $   26,165,000
   Trade accounts receivable, net of allowance for doubtful accounts of
      $6,668,000 and $7,318,000, respectively                                      56,682,000       48,087,000
   Prepaid expenses and other                                                       2,441,000        2,272,000
   Income tax receivable                                                            3,200,000        3,089,000
   Deferred income tax asset                                                        3,465,000        3,465,000
                                                                               --------------   --------------
      Total current assets                                                         97,903,000       83,078,000
PROPERTY AND EQUIPMENT, NET                                                        39,446,000       39,378,000
INTANGIBLE ASSETS, NET                                                          1,776,201,000    1,736,408,000
OTHER ASSETS                                                                       10,365,000       11,603,000
                                                                               --------------   --------------
      Total assets                                                             $1,923,915,000   $1,870,467,000
                                                                               ==============   ==============
                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                            $    7,782,000   $    6,463,000
   Accrued expenses                                                                38,370,000       27,312,000
   Fair value of derivative instruments                                            13,439,000        9,678,000
   Other current liabilities                                                        2,491,000        2,431,000
                                                                               --------------   --------------
      Total current liabilities                                                    62,082,000       45,884,000
LONG-TERM DEBT AND DEFERRED INTEREST                                              780,022,000      780,007,000
DEFERRED INCOME TAX LIABILITY                                                      28,864,000       16,544,000
                                                                               --------------   --------------
      Total liabilities                                                           870,968,000      842,435,000
                                                                               --------------   --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Convertible preferred stock, $.001 par value, 1,000,000 shares authorized and 310,000 shares issued and outstanding; liquidation preference of
      $1,000 per share plus cumulative dividends at 6.5% per year, unpaid
      dividends were $4,198,000 as of December 31, 2001 and March 31, 2002                 --               --
   Common stock - Class A, $.001 par value, 30,000,000 shares authorized,
      22,389,000 and 22,388,000 shares issued and outstanding                          23,000           23,000
   Common stock - Class B, $.001 par value, 150,000,000 shares authorized,
      2,867,000 shares issued and outstanding                                           3,000            3,000
   Common stock - Class C, $.001 par value, 150,000,000 shares authorized,
      3,132,000 shares issued and outstanding                                           3,000            3,000
   Common stock - Class D, $.001 par value, 150,000,000 shares authorized,
      65,826,000 and 65,861,000 shares issued and outstanding                          66,000           66,000
   Accumulated other comprehensive income                                          (9,053,000)      (6,721,000)
   Stock subscriptions receivable                                                 (31,666,000)     (32,130,000)
   Additional paid-in capital                                                   1,208,652,000    1,208,872,000
   Accumulated deficit                                                           (115,081,000)    (142,084,000)
                                                                               --------------   --------------
      Total stockholders' equity                                                1,052,947,000    1,028,032,000
                                                                               --------------   --------------
      Total liabilities and stockholders' equity                               $1,923,915,000   $1,870,467,000
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

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      -------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
               --------------------------------------------------

                                                                                 Three Months Ended
                                                                                     March 31,
                                                                             ---------------------------
                                                                                 2001           2002
                                                                             ------------   ------------
                                                                                    (Unaudited)
REVENUE:
   Broadcast revenue, including barter revenue of $645,000 and 786,000,
      respectively                                                           $ 54,273,000   $ 65,937,000
   Less: agency commissions                                                     6,348,000      7,626,000
                                                                             ------------   ------------
      Net broadcast revenue                                                    47,925,000     58,311,000
                                                                             ------------   ------------
OPERATING EXPENSES:
   Program and technical, exclusive of depreciation and amortization shown
      separately below                                                          8,856,000     11,502,000
   Selling, general and administrative                                         17,116,000     20,996,000
   Corporate expenses                                                           1,840,000      2,615,000
   Non-cash compensation                                                          238,000        300,000
   Depreciation and amortization                                               31,524,000      4,422,000
                                                                             ------------   ------------
      Total operating expenses                                                 59,574,000     39,835,000
                                                                             ------------   ------------
      Operating (loss) income                                                 (11,649,000)    18,476,000
INTEREST EXPENSE, including amortization of deferred financing costs           15,701,000     16,917,000
GAIN (LOSS) ON SALE OF ASSETS, net                                              4,272,000        (10,000)
OTHER INCOME, net                                                                 596,000        528,000
                                                                             ------------   ------------
      (Loss) income before benefit (provision) for income taxes and
         cumulative effect of accounting change                               (22,482,000)     2,077,000
BENEFIT (PROVISION) FOR INCOME TAXES                                            7,309,000       (816,000)
                                                                             ------------   ------------
      (Loss) income before cumulative effect of accounting change             (15,173,000)     1,261,000
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax                                     --    (23,229,000)
                                                                             ------------   ------------
      NET LOSS                                                               $(15,173,000)  $(21,968,000)
                                                                             ============   ============

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                                   $(20,211,000)  $(27,003,000)
                                                                             ============   ============
BASIC AND DILUTED NET LOSS PER COMMON SHARE
   APPLICABLE TO COMMON STOCKHOLDERS                                         $       (.23)  $       (.29)
                                                                             ============   ============
WEIGHTED AVERAGE SHARES OUTSTANDING
      Basic and diluted                                                        86,801,000     94,229,000
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

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
           ----------------------------------------------------------

         FOR THE YEAR ENDED DECEMBER 31, 2001, AND FOR THE THREE MONTHS
         --------------------------------------------------------------
                        ENDED MARCH 31, 2002 (UNAUDITED)
                        --------------------------------

                                                                                                           Accumulated
                                    Convertible   Common    Common    Common    Common                        other
                                     preferred     stock     stock     stock     stock    Comprehensive   comprehensive
                                       stock      Class A   Class B   Class C   Class D       income          income
                                    -----------   -------   -------   -------   -------   -------------   -------------
BALANCE, as of December 31, 2000        $--       $23,000    $3,000    $3,000   $58,000                    $        --
   Comprehensive income:
      Net loss                           --            --        --        --        --   $(55,247,000)             --

      Unrealized loss on
         derivative and hedging
         activities from
         cumulative effect of
         accounting change, net
         of taxes                        --            --        --        --        --     (2,630,000)     (2,630,000)

      Change in unrealized net
         loss on derivative and
         hedging activities, net
         of taxes                        --            --        --        --        --     (6,423,000)     (6,423,000)
                                                                                          ------------
   Comprehensive income                                                                   $(64,300,000)
                                                                                          ============
      Preferred stock dividends          --            --        --        --        --                             --
      Issuance of stock for
         acquisition                     --            --        --        --     6,000                             --
      Stock sold to officers             --            --        --        --     2,000                             --
      Employee exercise of
         options                         --            --        --        --        --                             --
      Preferred stock issuance
         costs                           --            --        --        --        --                             --
                                        ---       -------    ------    ------   -------                    -----------
BALANCE, as of December 31, 2001         --        23,000     3,000     3,000    66,000                     (9,053,000)
   Comprehensive income:
      Net loss                           --            --        --        --        --    (21,968,000)             --

      Change in unrealized net
         loss on derivative and
         hedging activities, net
         of taxes                        --            --        --        --        --      2,332,000       2,332,000
                                                                                          ------------
   Comprehensive income                                                                   $(19,636,000)
                                                                                          ============
      Preferred stock dividends          --            --        --        --        --                             --
      Repurchase of stock                --            --        --        --        --                             --
      Interest income on
         subscriptions receivable        --            --        --        --        --                             --
      Employee exercise of
         options                         --            --        --        --        --                             --
                                        ---       -------    ------    ------   -------                    -----------
BALANCE, as of March 31, 2002           $--       $23,000    $3,000    $3,000   $66,000                    $(6,721,000)
                                        ===       =======    ======    ======   =======                    ===========

                                       Stock         Additional                          Total
                                   subscriptions       paid-in       Accumulated     stockholders'
                                     receivable        capital         deficit          equity
                                   -------------   --------------   -------------   --------------
BALANCE, as of December 31, 2000    $(9,005,000)   $1,105,681,000   $ (39,694,000)  $1,057,069,000
   Comprehensive income:
      Net loss                               --                --     (55,247,000)     (55,247,000)

      Unrealized loss on
         derivative and hedging
         activities from
         cumulative effect of
         accounting change, net
         of taxes                            --                --              --       (2,630,000)

      Change in unrealized net
         loss on derivative and
         hedging activities, net
         of taxes                            --                --              --       (6,423,000)

   Comprehensive income

      Preferred stock dividends              --                --     (20,140,000)     (20,140,000)
      Issuance of stock for
         acquisition                         --        81,327,000              --       81,333,000
      Stock sold to officers        (22,661,000)       21,103,000              --       (1,556,000)
      Employee exercise of
         options                             --           550,000              --          550,000
      Preferred stock issuance
         costs                               --            (9,000)             --           (9,000)
                                   ------------    --------------   -------------   --------------
BALANCE, as of December 31, 2001    (31,666,000)    1,208,652,000    (115,081,000)   1,052,947,000
   Comprehensive income:
      Net loss                               --                --     (21,968,000)     (21,968,000)

      Change in unrealized net
         loss on derivative and
         hedging activities, net
         of taxes                            --                --              --        2,332,000

   Comprehensive income

      Preferred stock dividends              --                --      (5,035,000)      (5,035,000)
      Repurchase of stock                    --           (75,000)             --          (75,000)
      Interest income on
         subscriptions receivable      (464,000)               --              --         (464,000)
      Employee exercise of
         options                             --           295,000              --          295,000
                                   ------------    --------------   -------------   --------------
BALANCE, as of March 31, 2002      $(32,130,000)   $1,208,872,000   $(142,084,000)  $1,028,032,000
                                   ============    ==============   =============   ==============

              The accompanying notes are an integral part of these
                            consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      -------------------------------------

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2002
               --------------------------------------------------

                                                                                              Three Months Ended
                                                                                                   March 31,
                                                                                          ---------------------------
                                                                                              2001           2002
                                                                                          ------------   ------------
                                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                               $(15,173,000)  $(21,968,000)
   Adjustments to reconcile net loss to net cash from operating activities:
      Depreciation and amortization                                                         31,524,000      4,422,000
      Amortization of debt financing costs, unamortized discount and deferred interest         478,000        533,000
      Deferred income taxes and reduction in valuation reserve on deferred income taxes     (5,948,000)       793,000
      Cumulative effect of accounting change                                                        --     23,229,000
      Non-cash compensation to officers                                                        238,000        300,000
      Gain on sale of assets                                                                (4,272,000)            --
   Effect of change in operating assets and liabilities-
      Trade accounts receivable, net                                                        10,327,000      8,595,000
      Income tax receivable                                                                    726,000        111,000
      Prepaid expenses and other                                                               279,000       (231,000)
      Other assets                                                                            (240,000)    (1,245,000)
      Accounts payable                                                                        (546,000)    (1,319,000)
      Accrued expenses and other                                                             1,755,000    (11,794,000)
                                                                                          ------------   ------------
         Net cash flows from operating activities                                           19,148,000      1,426,000
                                                                                          ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                       (1,651,000)    (1,984,000)
   Equity investments                                                                         (210,000)      (456,000)
   Proceeds from sale of assets                                                             69,254,000             --
   Deposits and payments for station purchases                                             (65,670,000)        (5,000)
                                                                                          ------------   ------------
         Net cash flows from investing activities                                            1,723,000     (2,445,000)
                                                                                          ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                                                       (12,500,000)       (15,000)
   Offering costs                                                                                   --       (101,000)
   Proceeds from exercise of stock options                                                      42,000        295,000
   Payment for retirement of stock                                                                  --        (75,000)
   Payment of preferred stock issuance costs                                                    (9,000)            --
   Payment of preferred stock dividends                                                     (5,038,000)    (5,035,000)
                                                                                          ------------   ------------
         Net cash flows from financing activities                                          (17,505,000)    (4,931,000)
                                                                                          ------------   ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                             3,366,000     (5,950,000)
CASH AND CASH EQUIVALENTS, beginning of period                                              20,879,000     32,115,000
                                                                                          ------------   ------------
CASH AND CASH EQUIVALENTS, end of period                                                  $ 24,245,000   $ 26,165,000
                                                                                          ============   ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for-
   Interest                                                                               $ 12,450,000   $ 26,404,000
                                                                                          ============   ============
   Income taxes                                                                           $    163,000   $     88,000
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

Results for interim periods are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company's December 31, 2001 financial statements and notes thereto included in the Company's annual report on Form 10-K.

2.   RECENT ACCOUNTING PRONOUNCEMENTS:
     ---------------------------------

In June 2001, FASB issued Statement of Financial Accounting Standard No. 142 (SFAS 142) "Goodwill and Other Intangible Assets." This pronouncement requires a non-amortization approach to account for purchased goodwill and certain other intangible assets. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. The provisions of this statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, were adopted by the Company on January 1, 2002. The provisions of this statement that apply to goodwill and other indefinite life intangible assets acquired after June 30, 2001, were adopted by the Company on July 1, 2001. The adoption of these accounting standards has eliminated the amortization of goodwill and FCC broadcast licenses commencing January 1, 2002. SFAS 142 will have a material impact on the Company's financial statements as the amounts previously recorded for the amortization of goodwill and FCC broadcast licenses is significant. The Company recorded amortization expense of approximately $28.3 million for the quarter ended March 31, 2001, but did not record a similar amortization expense for the quarter ended March 31, 2002 as a result of the adoption of SFAS 142. Upon adoption of SFAS 142, the Company recorded an impairment charge of approximately $23.2 million, net of an income tax benefit of $14.6 million, as the carrying value of certain of the Company's radio FCC licenses exceeded the appraised fair value. Radio One has reflected this charge as a cumulative effect of an accounting change, effective January 1, 2002, in its statement of operations.

The Company will adopt the final provision of SFAS 142 in the second quarter of 2002 by reviewing the fair value of its goodwill. In completing the transitional assessment of goodwill, the Company will need to (1) identify the reporting units; (2) determine the carrying value of each reporting unit; and (3) determine the fair value of each reporting unit. The Company has up to six months from the date of the adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill and non-amortizing intangible assets may be impaired, and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, "Business Combinations", to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's consolidated statement of operations. The Company has not yet determined what the effect of the impairment tests on goodwill will be on the Company's financial position or results of operations but does expect to record some impairment for goodwill.

3.   SUBSEQUENT EVENT:
     -----------------

In April 2002, the Company and certain selling stockholders completed an offering of 11,500,000 shares of Class D common stock at an offering price of $20.25 per share. Through this offering, the Company received net proceeds of approximately $200.0 million.

In May 2002, the Company completed the acquisition of the assets of WHTA-FM (formerly WPEZ-FM), licensed to Macon, Georgia (subsequently changed to Hampton, Georgia), from U.S. Broadcasting Limited Partnership for $55.0 million. The Company has been operating the station under a local marketing agreement since the fourth quarter of 2001.

                       CONSOLIDATING FINANCIAL STATEMENTS
                       ----------------------------------

The Company conducts a portion of its business through its subsidiaries. All of the Company's subsidiaries (Subsidiary Guarantors) have fully and unconditionally guaranteed the Company's 8-7/8% Senior Subordinated Notes due 2011.

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of March 31, 2002 and 2001, and for the three month periods then ended. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                           CONSOLIDATING BALANCE SHEET
                           ---------------------------

                             AS OF DECEMBER 31, 2001
                             -----------------------

                                                         Combined
                                                         Guarantor
                                                       Subsidiaries    Radio One, Inc.   Eliminations      Consolidated
                                                      --------------   --------------   ---------------   --------------
                                                       (Unaudited)      (Unaudited)      (Unaudited)
                       ASSETS
                       ------

CURRENT ASSETS:
   Cash and cash equivalents                          $     (447,000)  $   32,562,000   $            --   $   32,115,000
   Trade accounts receivable, net of allowance for
      doubtful accounts                                   11,552,000       45,130,000                --       56,682,000
   Due from Combined Guarantor Subsidiaries                       --    1,699,420,000    (1,699,420,000)              --
   Prepaid expenses and other                                463,000        1,978,000                --        2,441,000
   Income tax receivable                                          --        3,200,000                --        3,200,000
   Deferred income tax asset                               1,882,000        1,583,000                --        3,465,000
                                                      --------------   --------------   ---------------   --------------
      Total current assets                                13,450,000    1,783,873,000    (1,699,420,000)      97,903,000
PROPERTY AND EQUIPMENT, net                               12,715,000       26,731,000                --       39,446,000
INTANGIBLE ASSETS, net                                 1,534,807,000      241,394,000                --    1,776,201,000
OTHER ASSETS                                               1,276,000        9,089,000                --       10,365,000
                                                      --------------   --------------   ---------------   --------------
      Total assets                                    $1,562,248,000   $2,061,087,000   $(1,699,420,000)  $1,923,915,000
                                                      ==============   ==============   ===============   ==============

    The accompanying notes are an integral part of this consolidating balance sheet.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                           CONSOLIDATING BALANCE SHEET
                           ---------------------------

                             AS OF DECEMBER 31, 2001
                             -----------------------

                                                          Combined
                                                          Guarantor
                                                        Subsidiaries    Radio One, Inc.     Eliminations      Consolidated
                                                       --------------   ---------------   ----------------   --------------
                                                         (Unaudited)      (Unaudited)       (Unaudited)
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                    $      794,000    $    6,988,000    $            --   $    7,782,000
   Accrued expenses                                         3,257,000        35,113,000                 --       38,370,000
   Fair value of derivative investments                            --        13,439,000                 --       13,439,000
   Other current liabilities                                  316,000         2,175,000                 --        2,491,000
   Due to the Company                                   1,699,420,000                --     (1,699,420,000)              --
                                                       --------------    --------------    ---------------   --------------
      Total current liabilities                         1,703,787,000        57,715,000     (1,699,420,000)      62,082,000
INVESTMENT IN SUBSIDIARIES                                         --       163,951,000       (163,951,000)              --
LONG-TERM DEBT AND DEFERRED INTEREST                            2,000       780,020,000                 --      780,022,000
DEFERRED INCOME TAX LIABILITY                              22,410,000         6,454,000                 --       28,864,000
                                                       --------------    --------------    ---------------   --------------
      Total liabilities                                 1,726,199,000     1,008,140,000     (1,863,371,000)     870,968,000
                                                       --------------    --------------    ---------------   --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
   Common stock                                                    --            95,000                 --           95,000
   Accumulated comprehensive income adjustments                    --        (9,053,000)                --       (9,053,000)
   Stock subscriptions receivable                                  --       (31,666,000)                --      (31,666,000)
   Additional paid-in capital                                      --     1,208,652,000                 --    1,208,652,000
   Accumulated deficit                                   (163,951,000)     (115,081,000)       163,951,000     (115,081,000)
                                                       --------------    --------------    ---------------   --------------
      Total stockholders' equity                         (163,951,000)    1,052,947,000        163,951,000    1,052,947,000
                                                       --------------    --------------    ---------------   --------------
      Total liabilities and stockholders' equity       $1,562,248,000    $2,061,087,000    $(1,699,420,000)  $1,923,915,000
                                                       ==============    ==============    ===============   ==============

    The accompanying notes are an integral part of this consolidating balance sheet.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                           CONSOLIDATING BALANCE SHEET
                           ---------------------------

                              AS OF MARCH 31, 2002
                              --------------------
                                   (unaudited)

                                                     Combined
                                                     Guarantor
                                                   Subsidiaries    Radio One, Inc.     Eliminations     Consolidated
                                                  --------------   ---------------   ---------------   --------------
                ASSETS
                ------
CURRENT ASSETS:
    Cash and cash equivalents                     $      242,000    $   25,923,000   $            --   $   26,165,000
    Trade accounts receivable, net of allowance
       for doubtful accounts                          19,962,000        28,125,000                --       48,087,000
    Due from Combined Guarantor Subsidiaries                  --     1,105,194,000    (1,105,194,000)              --
    Prepaid expenses and other                           695,000         1,577,000                --        2,272,000
    Income tax receivable                                     --         3,089,000                --        3,089,000
    Deferred tax asset                                 2,282,000         1,183,000                --        3,465,000
                                                  --------------    --------------   ---------------   --------------
          Total current assets                        23,181,000     1,165,091,000   `(1,105,194,000)      83,078,000
PROPERTY AND EQUIPMENT, net                           19,390,000        19,988,000                --       39,378,000
INTANGIBLE ASSETS, net                             1,543,498,000       192,910,000                --    1,736,408,000
OTHER ASSETS                                             911,000        10,692,000                --       11,603,000
                                                  --------------    --------------   ---------------   --------------
          Total assets                            $1,586,980,000    $1,388,681,000   $(1,105,194,000)  $1,870,467,000
                                                  ==============    ==============   ===============   ==============

        The accompanying notes are an integral part of this consolidating balance sheet.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                           CONSOLIDATING BALANCE SHEET
                           ---------------------------

                              AS OF MARCH 31, 2002
                              --------------------
                                   (unaudited)

                                                         Combined
                                                         Guarantor
                                                        Subsidiaries    Radio One, Inc.    Eliminations      Consolidated
                                                       --------------   ---------------   ---------------   ---------------
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                   $      673,000   $     5,790,000   $            --   $     6,463,000
    Accrued expenses                                        5,281,000        22,031,000                --        27,312,000
    Fair value of derivative instruments                           --         9,678,000                --         9,678,000
    Other current liabilities                                 152,000         2,279,000                --         2,431,000
    Due to the Company                                  1,105,194,000                --    (1,105,194,000)               --
                                                       --------------   ---------------   ---------------   ---------------
          Total current liabilities                     1,111,300,000        39,778,000    (1,105,194,000)       45,884,000
INVESTMENT IN SUBSIDIARIES                                         --                --                --                --
LONG-TERM DEBT AND DEFERRED INTEREST                               --       780,007,000                --       780,007,000
DEFERRED INCOME TAX LIABILITY                              10,762,000         5,782,000                --        16,544,000
                                                       --------------   ---------------   ---------------   ---------------
          Total liabilities                             1,122,062,000       825,567,000    (1,105,194,000)      842,435,000
                                                       --------------   ---------------   ---------------   ---------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Common stock                                                   --            95,000                --            95,000
    Accumulated other comprehensive income                         --        (6,721,000)               --        (6,721,000)
    Stock subscriptions receivable                                 --       (32,130,000)               --       (32,130,000)
    Additional paid-in capital                                     --     1,208,872,000                --     1,208,872,000
    Accumulated deficit                                   464,918,000      (607,002,000)               --      (142,084,000)
                                                       --------------   ---------------   ---------------   ---------------
          Total stockholders' equity                      464,918,000       563,114,000                --     1,028,032,000
                                                       --------------   ---------------   ---------------   ---------------
          Total liabilities and stockholders' equity   $1,586,980,000   $ 1,388,681,000   $(1,105,194,000)  $1, 870,467,000
                                                       ==============   ===============   ===============   ===============

        The accompanying notes are an integral part of this consolidating balance sheet.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      -------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                    -----------------------------------------
                                   (unaudited)

                                                          Combined
                                                          Guarantor     Radio One,
                                                        Subsidiaries       Inc.       Eliminations   Consolidated
                                                        ------------   ------------   ------------   ------------
REVENUE:
   Broadcast revenue, including barter revenue          $  6,868,000   $ 47,405,000   $        --    $ 54,273,000
   Less:  agency commissions                                 768,000      5,580,000            --       6,348,000
                                                        ------------   ------------   -----------    ------------
      Net broadcast revenue                                6,100,000     41,825,000            --      47,925,000
                                                        ------------   ------------   -----------    ------------
OPERATING EXPENSES:
   Program and technical                                   1,235,000      7,621,000            --       8,856,000
   Selling, general and administrative                     3,160,000     13,956,000            --      17,116,000
   Corporate expenses                                             --      1,840,000            --       1,840,000
   Non-cash compensation                                          --        238,000            --         238,000
   Depreciation and amortization                          25,762,000      5,762,000            --      31,524,000
                                                        ------------   ------------   -----------    ------------
      Total operating expenses                            30,157,000     29,417,000            --      59,574,000
                                                        ------------   ------------   -----------    ------------
      Operating (loss) income                            (24,057,000)    12,408,000            --     (11,649,000)
INTEREST EXPENSE, INCLUDING AMORTIZATION OF DEFERRED
FINANCING COSTS                                               40,000     15,661,000            --      15,701,000
GAIN ON SALE OF ASSETS                                            --      4,272,000            --       4,272,000
OTHER INCOME, net                                              4,000        592,000            --         596,000
                                                        ------------   ------------   -----------    ------------
      (Loss) income before provision for income taxes    (24,093,000)     1,611,000            --     (22,482,000)
(PROVISION) BENEFIT FOR INCOME TAXES                              --      7,309,000            --       7,309,000
EQUITY IN LOSSES OF SUBSIDIARIES                                  --    (24,093,000)   24,093,000              --
                                                        ------------   ------------   -----------    ------------
      NET (LOSS) INCOME                                 $(24,093,000)  $(15,173,000)  $24,093,000    $(15,173,000)
                                                        ============   ============   ===========    ============

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS     $(24,093,000)  $(20,211,000)  $24,093,000    $(20,211,000)
                                                        ============   ============   ===========    ============

  The accompanying notes are an integral part of this consolidating statement.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                      CONSOLIDATING STATEMENT OF OPERATIONS
                      -------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                    -----------------------------------------
                                   (unaudited)

                                                                    Combined
                                                                    Guarantor
                                                                  Subsidiaries   Radio One, Inc.  Eliminations   Consolidated
                                                                  ------------   ---------------  ------------   ------------
REVENUE:
   Broadcast revenue, including barter revenue                    $ 29,393,000    $ 36,544,000    $        --    $ 65,937,000
   Less: Agency commissions                                          3,281,000       4,345,000             --       7,626,000
                                                                  ------------    ------------    -----------    ------------
      Net broadcast revenue                                         26,112,000      32,199,000             --      58,311,000
                                                                  ------------    ------------    -----------    ------------
OPERATING EXPENSES:
   Program and technical, exclusive of depreciation and
   amortization shown below                                          5,104,000       6,398,000             --      11,502,000
   Selling, general and administrative                              10,665,000      10,331,000             --      20,996,000
   Corporate expenses                                                       --       2,615,000             --       2,615,000
   Non-cash compensation                                                    --         300,000             --         300,000
   Depreciation and amortization                                     1,418,000       3,004,000             --       4,422,000
                                                                  ------------    ------------    -----------    ------------
      Total operating expenses                                      17,187,000      22,648,000             --      39,835,000
                                                                  ------------    ------------    -----------    ------------
      Operating income                                               8,925,000       9,551,000             --      18,476,000
INTEREST EXPENSE, including amortization of deferred
financing costs                                                      1,116,000      15,801,000             --      16,917,000
GAIN ON SALE OF ASSETS, net                                                 --         (10,000)            --         (10,000)
OTHER INCOME, net                                                        3,000         525,000             --         528,000
                                                                  ------------    ------------    -----------    ------------
         Income (loss) before provision for income taxes
         and cumulative effect of accounting change                  7,812,000      (5,735,000)            --       2,077,000
PROVISION FOR INCOME TAXES                                                  --        (816,000)            --        (816,000)
                                                                  ------------    ------------    -----------    ------------
         Income before cumulative effect of accounting change        7,812,000      (6,551,000)            --       1,261,000
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax                 (23,229,000)             --             --     (23,229,000)
EQUITY IN LOSSES OF SUBSIDIARIES                                            --     (15,417,000)    15,417,000              --
                                                                  ------------    ------------    -----------    ------------
         Net loss                                                 $(15,417,000)   $(21,968,000)   $15,417,000    $(21,968,000)
                                                                  ============    ============    ===========    ============
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS                        $(15,417,000)   $(27,003,000)                  $(27,003,000)
                                                                  ============    ============                   ============

  The accompanying notes are an integral part of this consolidating statement.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      -------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                    -----------------------------------------
                                   (unaudited)

                                                                   Combined
                                                                   Guarantor
                                                                  Subsidiaries   Radio One, Inc.   Eliminations   Consolidated
                                                                  ------------   ---------------   ------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                      $(24,093,000)   $(15,173,000)     $24,093,000   $(15,173,000)
    Adjustments to reconcile net loss to net cash from
       operating activities:
       Depreciation and amortization                                25,762,000       5,762,000               --     31,524,000
       Amortization of debt financing costs, unamortized
          discount and deferred interest                                    --         478,000               --        478,000
       Deferred income taxes and reduction in valuation reserve
          on deferred income taxes                                  21,360,000     (27,308,000)              --     (5,948,000)
       Non-cash compensation to officers                                    --         238,000               --        238,000
       Gain on sale of assets, net                                          --      (4,272,000)              --     (4,272,000)
       Effect of change in operating assets and liabilities-
          Trade accounts receivable, net                             1,466,000       8,861,000               --     10,327,000
          Due to Corporate/from Subsidiaries                       (23,761,000)     23,761,000               --             --
          Income tax receivable                                             --         726,000               --        726,000
          Prepaid expenses and other                                    40,000         239,000               --        279,000
          Other assets                                                  56,000        (296,000)              --       (240,000)
          Accounts payable                                            (268,000)       (278,000)              --       (546,000)
          Accrued expenses and other                                   (26,000)      1,781,000               --      1,755,000
                                                                  ------------    ------------      -----------   ------------
             Net cash flows from operating activities                  536,000      (5,481,000)      24,093,000     19,148,000
                                                                  ------------    ------------      -----------   ------------

  The accompanying notes are an integral part of this consolidating statement.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      -------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                    -----------------------------------------
                                   (unaudited)

                                                      Combined
                                                      Guarantor
                                                     Subsidiaries   Radio One, Inc.   Eliminations    Consolidated
                                                     ------------   ---------------   ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                 $(56,000)     $ (1,595,000)    $         --    $ (1,651,000)
    Investment in Subsidiaries                               --        24,093,000      (24,093,000)             --
    Equity investments                                       --          (210,000)              --        (210,000)
    Proceeds from sale of assets                             --        69,254,000               --      69,254,000
    Deposits and payments for station purchases              --       (65,670,000)              --     (65,670,000)
                                                       --------      ------------     ------------    ------------
          Net cash flows from investing activities      (56,000)       25,872,000      (24,093,000)      1,723,000
                                                       --------      ------------     ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                        --       (12,500,000)              --     (12,500,000)
    Proceeds from exercise of stock options                  --            42,000               --          42,000
    Payment of preferred stock issuance costs                --            (9,000)              --          (9,000)
    Payment of preferred stock dividends                               (5,038,000)                      (5,038,000)
                                                       --------      ------------     ------------    ------------
          Net cash flows from financing activities           --       (17,505,000)              --     (17,505,000)
                                                       --------      ------------     ------------    ------------
    INCREASE IN CASH AND CASH EQUIVALENTS               480,000         2,886,000               --       3,366,000
CASH AND CASH EQUIVALENTS, beginning of period          105,000        20,774,000               --      20,879,000
                                                       --------      ------------     ------------    ------------
CASH AND CASH EQUIVALENTS, end of period               $585,000      $ 23,660,000     $         --    $ 24,245,000
                                                       ========      ============     ============    ============

  The accompanying notes are an integral part of this consolidating statement.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      -------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                    -----------------------------------------
                                   (unaudited)

                                                                          Combined
                                                                          Guarantor
                                                                        Subsidiaries   Radio One, Inc.   Eliminations   Consolidated
                                                                        ------------   --------------    ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $(15,417,000)   $(21,968,000)    $15,417,000   $(21,968,000)
    Adjustments to reconcile loss to net cash from operating activities:
       Depreciation and amortization                                       1,418,000       3,004,000              --      4,422,000
       Amortization of debt financing costs, unamortized
          discount and deferred interest                                          --         533,000              --        533,000
       Deferred income taxes and reduction in valuation reserve
          on deferred income taxes                                          (502,000)      1,295,000              --        793,000
       Cumulative effect of accounting change                             23,229,000              --              --     23,229,000
       Non-cash compensation to officers                                          --         300,000              --        300,000
       Effect of change in operating assets and liabilities-
          Trade accounts receivable, net                                   2,071,000       6,524,000              --      8,595,000
          Due to Corporate/from Subsidiaries                             (24,502,000)     24,502,000              --             --
          Income tax receivable                                                   --         111,000              --        111,000
          Prepaid expenses and other                                         556,000        (787,000)             --       (231,000)
          Other assets                                                       388,000      (1,633,000)             --     (1,245,000)
          Accounts payable                                                  (763,000)       (556,000)             --     (1,319,000)
          Accrued expenses and other                                        (140,000)    (11,654,000)             --    (11,794,000)
                                                                        ------------    ------------     -----------   ------------
              Net cash flows from operating activities                   (13,662,000)       (329,000)     15,417,000      1,426,000
                                                                        ------------    ------------     -----------   ------------

        The accompanying notes are an integral part of this consolidating statement.

                        RADIO ONE, INC. AND SUBSIDIARIES
                        --------------------------------

                      CONSOLIDATING STATEMENT OF CASH FLOWS
                      -------------------------------------

                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                    -----------------------------------------
                                   (unaudited)

                                                          Combined
                                                          Guarantor
                                                         Subsidiaries   Radio One, Inc.   Eliminations   Consolidated
                                                         ------------   ---------------   ------------   ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                   $(1,350,000)     $  (634,000)    $         --   $(1,984,000)
    Investment in Subsidiaries                            15,417,000               --      (15,417,000)           --
    Equity investments                                            --         (456,000)              --      (456,000)
    Deposits and payments for station purchases                   --           (5,000)              --        (5,000)
                                                         -----------      -----------     ------------   -----------
              Net cash flows from investing activities    14,067,000       (1,095,000)     (15,417,000)   (2,445,000)
                                                         -----------      -----------     ------------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                             --          (15,000)              --       (15,000)
    Offering costs                                                --         (101,000)              --      (101,000)
    Proceeds from exercise of stock options                       --          295,000               --       295,000
    Payment for retirement of stock                               --          (75,000)              --       (75,000)
    Payment of preferred stock dividends                                   (5,035,000)                    (5,035,000)
                                                         -----------      -----------     ------------   -----------
          Net cash flows from financing activities                --       (4,931,000)              --    (4,931,000)
                                                         -----------      -----------     ------------   -----------
    INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS         405,000       (6,355,000)              --    (5,950,000)
CASH AND CASH EQUIVALENTS, beginning of period              (163,000)      32,278,000               --    32,115,000
                                                         -----------      -----------     ------------   -----------
CASH AND CASH EQUIVALENTS, end of period                 $   242,000      $25,923,000     $         --   $26,165,000
                                                         ===========      ===========     ============   ===========

        The accompanying notes are an integral part of this consolidating statement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this Quarterly Report and the audited financial statements and Management's Discussion and Analysis contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

RESULTS OF OPERATIONS
---------------------

  Comparison of period ended March 31, 2002 to the period ended March 31, 2001
    (all periods are unaudited - all numbers in 000s except per share data).

                                                          Three months ended   Three months ended
                                                               March 31,             March 31,
                                                                 2001                 2002
                                                          ------------------   ------------------
STATEMENT OF OPERATIONS DATA:
   REVENUE:
      Broadcast revenue                                        $ 54,273             $ 65,937
      Less: Agency commissions                                    6,348                7,626
                                                               --------             --------
         Net broadcast revenue                                   47,925               58,311
                                                               --------             --------

   OPERATING EXPENSES:
      Programming and technical                                   8,856               11,502
      Selling, G&A                                               17,116               20,996
      Corporate expenses                                          1,840                2,615
      Non-cash compensation                                         238                  300
      Depreciation & amortization                                31,524                4,422
                                                               --------             --------
         Total operating expenses                                59,574               39,835
                                                               --------             --------

         Operating (loss) income                                (11,649)              18,476

   INTEREST EXPENSE                                              15,701               16,917
   GAIN (LOSS) ON SALE OF ASSETS, net                             4,272                  (10)
   OTHER INCOME, net                                                596                  528
                                                               --------             --------

         (Loss) income before benefit (provision) for
            income taxes and cumulative effect of
            accounting change                                   (22,482)               2,077

   BENEFIT (PROVISION) FOR INCOME TAXES                           7,309                 (816)
                                                               --------             --------

   (LOSS) INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING
      CHANGE, net of tax                                        (15,173)               1,261

   CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax                --               23,229

         Net loss                                              $(15,173)            $(21,968)
                                                               ========             ========

         Net loss applicable to common stockholders            $(20,211)            $(27,003)
                                                               ========             ========

BASIC AND DILUTED PER SHARE DATA:
   Net (loss) income per share before cumulative effect of
      accounting change                                      $ (0.17)  $   0.01
   Net loss per share                                        $ (0.17)  $  (0.23)
   Net loss per share applicable to common shareholders      $ (0.23)  $  (0.29)

OTHER DATA:
   Broadcast cash flow (a)                                   $21,953   $ 25,813
   Broadcast cash flow margin                                   45.8%      44.3%
   EBITDA (b)                                                $20,113   $ 23,198
   EBITDA margin                                                42.0%      39.8%
   After-tax cash flow (c)                                   $ 1,720   $  2,789

   Capital expenditures                                        1,651      1,984

   Weighted average shares outstanding - basic (d)            86,801     94,229
   Weighted average shares outstanding - diluted (d)          87,107     94,922

SAME STATION RESULTS (e):
   Net revenue                                               $47,355   $ 50,689
   Broadcast cash flow                                       $21,635   $ 23,792
   Broadcast cash flow margin                                   45.7%      46.9%

          Net broadcast revenue increased to approximately $58.3 million for the quarter ended March 31, 2002 from approximately $47.9 million for the quarter ended March 31, 2001 or 22%. This increase in net broadcast revenue was derived from the Company's August 2001 acquisition of Blue Chip Broadcasting, Inc.
and continuing broadcast revenue growth in some of the Company's existing markets, as the Company benefited from historical ratings increases and improved power ratios (f) at certain of its radio stations.

          Operating expenses excluding depreciation, amortization and stock-based compensation increased to approximately $35.1 million for the quarter ended March 31, 2002 from approximately $27.8 million for the quarter ended March 31, 2001 or 26%. This increase in expenses was related to the Company's expansion within the markets in which it operates including increased variable costs associated with increased revenue, as well as start-up and expansion expenses in its newer markets and expenses associated with the radio stations the Company has acquired over the past year. Also, the Company had higher corporate expenses due to its rapid expansion and the ever increasing costs associated with operating as a publicly-traded company.

          Operating income was approximately $18.5 million for the quarter ended March 31, 2002 compared to operating loss of $11.6 million for the quarter ended March 31, 2001. The increase in operating income was attributable to higher revenue and lower amortization expense associated with the Company's adoption of SFAS 142.

          Interest expense increased to approximately $16.9 million for the quarter ended March 31, 2002 from approximately $15.7 million for the quarter ended March 31, 2001 or 8%. This increase related primarily to borrowings associated with the acquisition of Blue Chip Broadcasting, Inc., somewhat offset by a lower interest rate on the Company's 8 7/8% notes issued in May 2001 (as compared to its 12% notes which were redeemed in June 2001) and lower rates on the Company's bank credit facility due to declining interest rates over the past year.

          Other income (almost exclusively interest income) decreased to approximately $0.5 million for the quarter ended March 31, 2002 compared to approximately $0.6 million for the quarter ended March 31, 2001 or 17%. This decrease was due to lower interest rates on the Company's cash balances.

          Income before provision for income taxes and cumulative effect of accounting change increased to approximately $2.1 million for the quarter ended March 31, 2002 compared to a loss before benefit for income taxes of approximately $22.5 million for the quarter ended March 31, 2001. This increase was due to higher operating income resulting from higher net broadcast revenue and lower amortization expense resulting from the adoption of SFAS 142, somewhat offset by the higher interest expense (described above).

          Income before cumulative effect of accounting change increased to approximately $1.3 million for the quarter ended March 31, 2002 compared to a loss of approximately $15.2 million for the quarter ended March 31, 2001. This increase was due to the income before provision for income taxes and cumulative effect of accounting change compared to the previous year's loss before benefit for income taxes, partially offset by a provision for income taxes in this year's quarter versus a benefit for income taxes in last year's quarter.

          Cumulative effect of accounting change was $23.2 million for the quarter ended March 31, 2002, and was due to the write down of certain of the Company's radio station FCC licenses, net of tax in the amount of $14.6 million, in accordance with the Company's adoption of SFAS 142, effective January 1, 2002.

          Net loss increased to $22.0 million for the quarter ended March 31, 2002 compared to approximately $15.2 million for the quarter ended March 31, 2001 or 45%. This increase was due to an increase in income before cumulative effect of accounting change, more than offset by the net write down of some of the Company's long lived intangible assets, as described above.

          Broadcast cash flow increased to approximately $25.8 million for the quarter ended March 31, 2002 from approximately $22.0 million for the quarter ended March 31, 2001 or 17%. This increase was attributable to the increase in net broadcast revenue partially offset by higher operating expenses as described above.

          EBITDA increased to approximately $23.2 million for the quarter ended March 31, 2002 from approximately $20.1 million for the quarter ended March 31, 2001 or 15%. This increase was attributable to the increase in net broadcast revenue partially offset by higher operating expenses and higher corporate expenses associated with the Company's overall growth as described above.

(a) "Broadcast cash flow" is defined as broadcast operating income plus corporate expenses (including non-cash compensation) and depreciation and amortization of both tangible and intangible assets.

(b) "EBITDA" is defined as earnings before interest, taxes, depreciation, amortization, non-cash and stock-based compensation, other non-operating income and cumulative effect of accounting change.

(c) "After-tax cash flow" is defined as income before income taxes and cumulative effect of accounting change plus depreciation, amortization and non-cash and stock-based compensation, non-cash and one time interest expense and loss/(gain) on investments, less the current income tax provision/(benefit) and preferred stock dividends.

(d) As of March 31, 2002, the Company had 94,229,000 shares of common stock outstanding on a weighted average basis and 94,922,000 shares of common stock outstanding for fully diluted purposes.

(e) Same station results include results only for those stations owned and/or operated by the Company for at least one month of the three-month period in question.

(f) A "power ratio" is defined as a station's share of the total radio revenue in a particular market divided by its share of the listening audience in the 12+ demographic in that market.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

          The Company's primary source of liquidity is cash provided by operations and, to the extent necessary, commitments available under the Company's bank credit facility. The Company has a bank credit facility under which it has borrowed $350.0 million in term loans and may borrow up to $250.0 million on a revolving basis, and from which the Company has historically drawn down funds as capital was required, primarily for acquisitions. As of March 31, 2002, the Company had $120.0 million available to be drawn, subject to the restrictive covenants described below.

          The credit facility contains covenants limiting the Company's ability to incur additional debt. Such terms also place restrictions on the Company with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things. The credit facility also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit the Company's ability to borrow under the credit facility or to otherwise raise funds in the debt and equity markets.

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

          The Company's balance of cash and cash equivalents was approximately $32.1 million as of December 31, 2001. The Company's balance of cash and cash equivalents was approximately $26.2 million as of March 31, 2002. This decrease resulted primarily from the Company's interest payment of $16.5 million on its $300.0 million of 8 7/8% senior subordinated notes issued in May 2001.

          On April 10, 2002, the Company and certain selling shareholders completed an offering of 11,500,000 shares of Class D common stock at an offering price of $20.25 per share. Through this offering, the Company received proceeds of approximately $200.0 million after deducting offering costs. Approximately $130.0 million of the proceeds were used to partially repay amounts outstanding under the Company's credit facility. Approximately $50 million of the proceeds were used to consummate the acquisition of WHTA-FM (formerly WPEZ-FM) in the Atlanta, Georgia market.

          Net cash flows from operating activities decreased to approximately $1.4 million for the quarter ended March 31, 2002 compared to approximately $19.1 million for the quarter ended March 31, 2001 or 93%. This decrease was due primarily to a reduction in accrued expenses and changes in other working capital components, partially offset by higher operating income. Depreciation and amortization expense decreased to approximately $4.4 million for the quarter ended March 31, 2002 from approximately $31.5 million for the quarter ended March 31, 2001 or 86% due primarily to the adoption of SFAS 142 on July 1, 2001 (See discussion of SFAS 142 below).

          Net cash flows used in investing activities was approximately $2.4 million for the quarter ended March 31, 2002 compared to cash flows received from investing activities of approximately $1.7 million for the quarter ended March 31, 2001. There were no radio station acquisitions or dispositions during the quarter ended March 31, 2002. During the quarter ended March 31, 2001, the Company acquired (i) Nash Communications Corporation, owner and operator of WILD-AM in the Boston, Massachusetts market for approximately $4.5 million in cash and 63,492 shares of the Company's class A common stock, (ii) WTLC-AM and the intellectual property of WTLC-FM in the Indianapolis, Indiana market for approximately $8.3 million in cash and (iii) KTXQ-FM (formerly KDGE-FM) in the Dallas, Texas market for approximately $52.6 million in cash. During the quarter ended March 31, 2001 the Company completed the sale of (i) KJOI-AM (formerly KLUV-AM) in the Dallas, Texas market for approximately $16.0 million in cash,
(ii) WDYL-FM in the Richmond, Virginia market, and two radio stations, WJMZ-FM and WPEK-FM, in the Greenville, South Carolina market for approximately $52.5 million in cash and (iii) WARV-FM in the Richmond, Virginia market for approximately $1.0 million in cash. Capital expenditures were approximately $1.9 million and $1.7 million for the quarters ended March 31, 2002 and 2001, respectively.

          Net cash flows used in financing activities decreased to approximately $4.9 million for the quarter ended March 31, 2002 compared to approximately $17.5 million for the quarter ended March 31, 2001 or 72%. The change was primarily a result of the repayment of $12.5 million of revolving debt during the quarter ended March 31, 2001 and the absence of debt repayment related to the credit facility during the quarter ended March 31, 2002.

          As a result of the aforementioned, cash and cash equivalents decreased by $5.9 million during the quarter ended March 31, 2002 compared to an increase of approximately $3.4 million during the quarter ended March 31, 2001.

          The Company believes that its current cash and cash investment balances, as well as anticipated cash flows generated from operations, will be sufficient to meet its working capital, capital expenditure and debt service requirements through at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS
--------------------------------

          In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets." SFAS 142 requires a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operation, but instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the carrying value of goodwill and certain intangibles is more than its fair value. The Company adopted the provisions of these statements on July 1, 2001. The adoption of this accounting standard has eliminated the amortization of goodwill and FCC broadcast licenses commencing January 1, 2002. The Company recorded amortization expense of approximately $28.3 million for the quarter ended March 31, 2001, but did not record similar amortization expense for the quarter ended March 31, 2002 as a result of the adoption of SFAS 142.

FORWARD-LOOKING STATEMENTS
--------------------------

          This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but rather reflect the Company's current expectations concerning future results and events. You can identify these forward-looking statements by the Company's use of words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "likely," "may," "estimates" and similar expressions. The Company cannot guarantee that it will achieve these plans, intentions or expectations. Because these statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ materially from those forecast or anticipated in the forward-looking statement. These risks, uncertainties and factors include, but are not limited to:

          . economic conditions, both generally and relative to the radio broadcasting industry;

          .    risks associated with the Company's acquisition strategy;

          .    the highly competitive nature of the broadcast industry;

          .    the Company's high degree of leverage; and

          . other factors described in the Company's reports on Form 10-K and Form 10-Q.

You should not place undue reliance on these forward-looking statements, which reflect the Company's view as of the date of this report. The Company undertakes no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          In November 2001, the Company and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. Similar complaints were filed in the same Court against hundreds of other public companies that conducted initial public offerings of their common stock in the late 1990s. The complaint alleges that the Company's offering documents filed with the SEC in May 1999 and November 1999 contained untrue statements of material fact or omissions of material fact related to the conduct of the underwriters conducting the offerings. The plaintiffs claim that the Company violated Sections 11 and 12 of the Securities Act of 1933. The plaintiffs seek unspecified monetary damages and other relief. The Company believes that these claims are without merit and intends to vigorously defend itself. The Company also maintains directors and officers liability insurance that it believes will be applicable to this litigation, and the Company may also be entitled to indemnification by the underwriters in the event of an adverse result.

          The Company is from time to time engaged in legal proceedings incidental to its business. The Company does not believe that any legal proceedings that it is currently engaged in, either individually or in the aggregate, will have a material adverse effect on the Company.

Item 2.   Changes in Securities and Use of Proceeds

          None

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

               10.1 First Amendment to Second Amended and Restated Credit Agreement dated March 18, 2002 among Radio One, Inc., Bank of America, N.A. and certain other lenders (incorporated by reference to Radio One's current report on Form 8-K, filed March 19, 2002 (File No. 0-25969; Film No. 2578491)).

(b)       REPORTS ON FORM 8-K

          The Company filed an Item 5 Form 8-K dated March 19, 2002, for the purpose of (i) announcing the amendment of its bank credit facility, and (ii) disclosing updated earnings guidance for the first quarter of 2002.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            RADIO ONE, INC.


                            /s/ Scott R. Royster
                            ----------------------------------------------------
May 9, 2002                 Scott R. Royster
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial Officer)