Form 10-Q
period 2002-06-30
RADIO ONE INC
filed 2002-08-13
CIK 1041657

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                           Commission File No. 0-25969

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

                                 Yes  X   No___
                                     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                      Outstanding at August 8, 2002
                     -----                      -----------------------------

     Class A Common Stock, $.001 Par Value                22,395,043
     Class B Common Stock, $.001 Par Value                 3,132,458
     Class C Common Stock, $.001 Par Value                 2,867,463
     Class D Common Stock, $.001 Par Value                76,141,483

                        RADIO ONE, INC. AND SUBSIDIARIES

                                    Form 10-Q

                       For the Quarter Ended June 30, 2002

                                TABLE OF CONTENTS
                                -----------------

                                                                                                                           Page
                                                                                                                           ----
PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements ..........................................................................................     3
          Consolidated Balance Sheets as of December 31, 2001 and June 30, 2002 (Unaudited) .............................     4
          Consolidated Statements of Operations for the Three Months and Six Months Ended June 30, 2001 and 2002
               (Unaudited) ..............................................................................................     5
          Consolidated Statements of Changes in Stockholders' Equity  for the Year Ended December 31, 2001
               and for the Six Months Ended June 30, 2002 (Unaudited) ...................................................     6
          Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and 2002
               (Unaudited) ..............................................................................................     7
          Notes to Consolidated Financial Statements ....................................................................     8
          Consolidating Financial Statements ............................................................................    11
          Consolidating Balance Sheet as of December 31, 2001 ...........................................................    12
          Consolidating Balance Sheet as of June 30, 2002  (Unaudited) ..................................................    14
          Consolidating Statement of Operations for the Three Months Ended June 30, 2001 (Unaudited) ....................    16
          Consolidating Statement of Operations for the Three Months Ended June 30, 2002 (Unaudited) ....................    17
          Consolidating Statement of Operations for the Six Months Ended June 30, 2001 (Unaudited) ......................    18
          Consolidating Statement of Operations for the Six Months Ended June 30, 2002 (Unaudited) ......................    19
          Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2001 (Unaudited) ......................    20
          Consolidating Statement of Cash Flows for the Six Months Ended June 30, 2002 (Unaudited) ......................    22
Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations .........................    24
PART II.  OTHER INFORMATION
Item 1.   Legal Proceedings .............................................................................................    33
Item 2.   Changes in Securities and Use of Proceeds .....................................................................    33
Item 3.   Defaults Upon Senior Securities ...............................................................................    33
Item 4.   Submission of Matters to a Vote of Security Holders ...........................................................    33
Item 5.   Other Information .............................................................................................    34
Item 6.   Exhibits and Reports on Form 8-K ..............................................................................    34

SIGNATURE ...............................................................................................................    36

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

(See pages 4-23 -- This page intentionally left blank.)

                        RADIO ONE, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                   AS OF DECEMBER 31, 2001, AND JUNE 30, 2002

                                                                                         December 31,          June 30,
                                                                                             2001                2002
                                                                                        --------------      --------------
                                       ASSETS                                                                 (Unaudited)
CURRENT ASSETS:
    Cash and cash equivalents                                                           $   32,115,000      $   50,851,000
    Trade accounts receivable, net of allowance for doubtful accounts of $6,668,000
    and $5,907,000, respectively                                                            56,682,000          65,487,000
    Prepaid expenses and other                                                               2,441,000           2,127,000
    Income tax receivable                                                                    3,200,000           3,089,000
    Deferred income tax asset                                                                3,465,000           3,465,000
                                                                                        --------------      --------------
       Total current assets                                                                 97,903,000         125,019,000
PROPERTY AND EQUIPMENT, NET                                                                 39,446,000          41,340,000
INTANGIBLE ASSETS, NET                                                                   1,776,201,000       1,788,548,000
OTHER ASSETS                                                                                10,365,000           8,730,000
                                                                                        --------------      --------------
       Total assets                                                                     $1,923,915,000      $1,963,637,000
                                                                                        ==============      ==============
                        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable                                                                     $    7,782,000      $    7,249,000
   Accrued expenses                                                                         38,370,000          35,061,000
   Fair value of derivative instruments                                                     13,439,000           7,382,000
   Other current liabilities                                                                 2,491,000           2,399,000
   Current portion of long-term debt                                                                --          26,250,000
                                                                                        --------------      --------------
       Total current liabilities                                                            62,082,000          78,341,000
LONG-TERM DEBT AND DEFERRED INTEREST, net of current portion                               780,022,000         623,751,000
DEFERRED INCOME TAX LIABILITY                                                               28,864,000          25,278,000
                                                                                        --------------      --------------
       Total liabilities                                                                   870,968,000         727,370,000
                                                                                        --------------      --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Convertible preferred stock, $.001 par value, 1,000,000 shares authorized and
  310,000 shares issued and outstanding; liquidation preference of $1,000 per share plus cumulative dividends at 6.5% per year, unpaid dividends were
  $4,198,000 as of December 31, 2001 and June 30, 2002                                              --                  --
  Common stock - Class A, $.001 par value, 30,000,000 shares authorized, 22,389,000
  and 22,395,000 shares issued and outstanding                                                  23,000              23,000
  Common stock - Class B, $.001 par value, 150,000,000 shares authorized, 2,867,000
  shares issued and outstanding                                                                  3,000               3,000
  Common stock - Class C, $.001 par value, 150,000,000 shares authorized, 3,132,000
  shares issued and outstanding                                                                  3,000               3,000
  Common stock - Class D, $.001 par value, 150,000,000 shares authorized,
  65,826,000 and 76,139,000 shares issued and outstanding                                       66,000              76,000
  Accumulated other comprehensive income                                                    (9,053,000)         (5,298,000)
  Stock subscriptions receivable                                                           (31,666,000)        (32,533,000)
  Additional paid-in capital                                                             1,208,652,000       1,407,870,000
  Accumulated deficit                                                                     (115,081,000)       (133,877,000)
                                                                                        --------------      --------------
       Total stockholders' equity                                                        1,052,947,000       1,236,267,000
                                                                                        --------------      --------------
       Total liabilities and stockholders' equity                                       $1,923,915,000      $1,963,637,000
                                                                                        ==============      ==============

   The accompanying notes are an integral part of these consolidated balance sheets.

                        RADIO ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

        FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2002

                                                                       Three Months Ended                  Six Months Ended
                                                                            June 30,                           June 30,
                                                                 --------------------------------   ------------------------------
                                                                      2001             2002             2001              2002
                                                                 -------------    ---------------   -------------     ------------
                                                                          (Unaudited)                         (Unaudited)
REVENUE:
   Broadcast revenue, including barter revenue of
   $559,000, $920,000, $1,204,000 and $1,706,000,
   respectively                                                  $  70,930,000      $  91,035,000   $ 125,203,000    $ 156,972,000
   Less: agency commissions                                          8,645,000         10,870,000      14,993,000       18,496,000
                                                                 -------------      -------------   -------------    -------------
       Net broadcast revenue                                        62,285,000         80,165,000     110,210,000      138,476,000
                                                                 -------------      -------------   -------------    -------------
OPERATING EXPENSES:
   Program and technical, exclusive of depreciation and
   amortization, shown separately below                              9,151,000         12,604,000      18,007,000       24,106,000
   Selling, general and administrative                              19,090,000         24,126,000      36,206,000       45,122,000
   Corporate expenses                                                1,683,000          3,142,000       3,523,000        5,757,000
   Non-cash compensation                                               237,000            342,000         475,000          642,000
   Depreciation and amortization                                    30,851,000          4,351,000      62,375,000        8,773,000
                                                                 -------------      -------------   -------------    -------------
          Total operating expenses                                  61,012,000         44,565,000     120,586,000       84,400,000
                                                                 -------------      -------------   -------------    -------------
         Operating income (loss)                                     1,273,000         35,600,000     (10,376,000)      54,076,000

INTEREST EXPENSE, including amortization of
deferred financing costs                                            14,717,000         14,810,000      30,418,000       31,727,000
GAIN ON SALE OF ASSETS, net                                                 --                 --       4,272,000               --
OTHER EXPENSE (INCOME), net                                            596,000           (547,000)             --       (1,065,000)
                                                                 -------------      -------------   -------------    -------------
       (Loss) income before (benefit) provision for
       income taxes, extraordinary item, and cumulative
       effect of accounting change                                 (14,040,000)        21,337,000     (36,522,000)      23,414,000
(BENEFIT) PROVISION FOR INCOME TAXES                                (4,633,000)         8,095,000     (11,942,000)       8,911,000
                                                                 -------------      -------------   -------------    -------------
(LOSS) INCOME BEFORE EXTRAORDINARY
LOSS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE                     (9,407,000)        13,242,000     (24,580,000)      14,503,000
EXTRAORDINARY LOSS ON DEBT
RETIREMENT, net of taxes of $2,564,000                               5,207,000                 --       5,207,000               --
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of taxes of
$14,542,000                                                                 --                 --              --       23,229,000
                                                                 -------------      -------------   -------------    -------------
NET (LOSS) INCOME                                                $ (14,614,000)     $  13,242,000   $ (29,787,000)   $  (8,726,000)
                                                                 =============      =============   =============    =============
NET (LOSS) INCOME APPLICABLE TO
COMMON STOCKHOLDERS                                              $ (19,646,000)     $   8,207,000   $ (39,857,000)   $ (18,796,000)
                                                                 =============      =============   =============    =============
BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE:
    (Loss) income before extraordinary loss and
    cumulative effect of accounting change                       $       (0.16)     $        0.08   $       (0.40)   $        0.04
    Extraordinary loss                                           $       (0.06)     $          --   $       (0.06)   $          --
    Cumulative Effect of Accounting Change                       $          --      $          --   $          --    $       (0.23)
                                                                 -------------      -------------   -------------    -------------
    Net (loss) income per common share                           $       (0.22)     $        0.08   $       (0.46)   $       (0.19)
WEIGHTED AVERAGE SHARES                                          =============      =============   =============    =============
OUTSTANDING:
   Basic                                                            88,252,000        103,497,000      87,532,000       98,863,000
                                                                 =============      =============   =============    =============
   Diluted                                                          88,252,000        104,353,000      87,532,000       98,863,000
                                                                 =============      =============   =============    =============

  The accompanying notes are an integral part of these consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

   FOR THE YEAR ENDED DECEMBER 31, 2001, AND FOR THE SIX MONTHS ENDED JUNE 30,
                                2002 (UNAUDITED)

                                                                                                                        Accumulated
                                    Convertible     Common       Common       Common       Common                          other
                                     preferred       stock        stock        stock        stock      Comprehensive   comprehensive
                                       stock        Class A      Class B      Class C      Class D       income           income
                                       -----        -------      -------      -------      -------       ------           ------
BALANCE, as of December 31, 2000      $     -      $ 23,000     $  3,000     $  3,000     $ 58,000                      $         -
   Comprehensive income:
     Net loss                               -             -            -            -            -     $(55,247,000)              -

     Unrealized loss on
        derivative and hedging
        activities from
        cumulative effect of
        accounting change, net
        of taxes                            -             -            -            -            -       (2,630,000)     (2,630,000)

     Change in unrealized net
        loss on derivative and
        hedging activities, net
        of taxes                            -             -            -            -            -       (6,423,000)     (6,423,000)
                                                                                                       ------------
   Comprehensive income                                                                                $(64,300,000)
                                                                                                       ============
     Preferred stock dividends              -             -            -            -            -                                -
     Issuance of stock for
        acquisition                         -             -            -            -        6,000                                -
     Stock sold to officers                 -             -            -            -        2,000                                -
     Employee exercise of
        options                             -             -            -            -            -                                -
     Preferred stock issuance
        costs                               -             -            -            -            -                                -
                                      -------      --------     --------     --------     --------                      -----------
BALANCE, as of December 31, 2001            -        23,000        3,000        3,000       66,000                       (9,053,000)
   Comprehensive income:
     Net loss                               -             -            -            -            -     $ (8,726,000)              -

     Change in unrealized net
        loss on derivative and
        hedging activities, net
        of taxes                            -             -            -            -            -        3,755,000       3,755,000
                                                                                                       ------------
   Comprehensive income                                                                                $ (5,182,000)
                                                                                                       ============
     Preferred stock dividends              -             -            -            -            -                                -
     Issuance of common stock               -             -            -            -       10,000                                -
     Repurchase of stock                    -             -            -            -            -                                -
     Interest income on
        subscriptions receivable            -             -            -            -            -                                -
     Employee exercise of
        options                             -             -            -            -            -                                -
                                      -------      --------     --------     --------     --------                      -----------
BALANCE, as of June 30, 2002          $     -      $ 23,000     $  3,000     $  3,000     $ 76,000                      $(5,298,000)
                                      =======      ========     ========     ========     ========                      ===========

                                         Stock         Additional                           Total
                                     subscriptions       paid-in         Accumulated     stockholders'
                                      receivable         capital           deficit          equity
                                      ----------         -------           -------          ------
BALANCE, as of December 31, 2000     $ (9,005,000)   $1,105,681,000    $ (39,694,000)   $1,057,069,000
   Comprehensive income:
     Net loss                                   -                 -      (55,247,000)      (55,247,000)

     Unrealized loss on
        derivative and hedging
        activities from
        cumulative effect of
        accounting change, net
        of taxes                                -                 -                -        (2,630,000)

     Change in unrealized net
        loss on derivative and
        hedging activities, net
        of taxes                                -                 -                -        (6,423,000)
   Comprehensive income
     Preferred stock dividends                  -                 -      (20,140,000)      (20,140,000)
     Issuance of stock for
        acquisition                             -        81,327,000                -        81,333,000
     Stock sold to officers           (22,661,000)       21,103,000                -        (1,556,000)
     Employee exercise of
        options                                 -           550,000                -           550,000

     Preferred stock issuance
        costs                                   -            (9,000)               -            (9,000)
                                     ------------    --------------    -------------    --------------
BALANCE, as of December 31, 2001      (31,666,000)    1,208,652,000     (115,081,000)    1,052,947,000
   Comprehensive income:
     Net loss                                   -                 -       (8,726,000)       (8,726,000)


     Change in unrealized net
        loss on derivative and
        hedging activities, net
        of taxes                                -                 -                -         3,755,000
   Comprehensive income
     Preferred stock dividends                  -                 -      (10,070,000)      (10,070,000)
     Issuance of common stock                   -       198,766,000                -       198,776,000
     Repurchase of stock                        -           (75,000)               -           (75,000)
     Interest income on
        subscriptions receivable         (867,000)                -                -          (867,000)
     Employee exercise of
        options                                 -           527,000                -           527,000
                                     ------------    --------------    -------------    --------------
BALANCE, as of June 30, 2002         $(32,533,000)   $1,407,870,000    $(133,877,000)   $1,236,267,000
                                     ============    ==============    =============    ==============

  The accompanying notes are an integral part of these consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2002

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                               ----------------------------------
                                                                                                    2001                2002
                                                                                               ---------------    ---------------
                                                                                                           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                                    $    (29,787,000)   $   (8,726,000)
   Adjustments to reconcile net loss to net cash flows from operating activities:
     Depreciation and amortization                                                                   62,375,000         8,773,000
     Amortization of debt financing costs, unamortized discount and deferred interest                 1,016,000         1,089,000
     Deferred income taxes                                                                          (13,521,000)       (5,887,000)
     Non-cash compensation to officers                                                                  475,000           642,000
     Cumulative effect of accounting change                                                                  --        37,771,000
     Loss on write-down of investments                                                                1,206,000                --
     Loss on retirement of assets                                                                            --           150,000
     Gain on sale of assets, net                                                                     (4,272,000)               --
     Extraordinary loss on debt retirement                                                            7,771,000                --
   Effect of change in operating assets and liabilities-
     Trade accounts receivable                                                                       (3,155,000)       (8,805,000)
     Income tax receivable                                                                              476,000                --
     Prepaid expenses and other                                                                        (225,000)         (180,000)
     Stock subscription receivable                                                                     (546,000)         (867,000)
     Other assets                                                                                      (656,000)         (719,000)
     Accounts payable                                                                                (9,722,000)         (608,000)
     Accrued expenses and other                                                                       2,635,000        (4,585,000)
                                                                                               ----------------    --------------
         Net cash flows from operating activities                                                    14,070,000        18,048,000
                                                                                               ----------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                                (2,840,000)       (5,115,000)
   Equity investments                                                                                  (210,000)         (392,000)
   Proceeds from sale of assets                                                                      69,254,000                --
   Deposits and payments for station purchases                                                      (70,286,000)      (53,040,000)
                                                                                               ----------------    --------------
         Net cash flows from investing activities                                                    (4,082,000)      (58,547,000)
                                                                                               ----------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of debt                                                                               (303,648,000)     (130,021,000)
   Proceeds from debt issuances                                                                     300,000,000                --
   Payment of preferred stock issuance costs                                                             (9,000)               --
   Proceeds from exercise of stock options                                                              240,000           526,000
   Payment for retirement of stock                                                                           --           (75,000)
   Deferred financing costs                                                                          (7,861,000)               --
   Proceeds from issuance of common stock, net of issuance costs                                             --       198,875,000
   Payment of preferred stock dividends                                                             (10,070,000)      (10,070,000)
                                                                                               ----------------    --------------
         Net cash flows from financing activities                                                   (21,348,000)       59,235,000
                                                                                               ----------------    --------------
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                    (11,360,000)       18,736,000

CASH AND CASH EQUIVALENTS, beginning of period                                                       20,879,000        32,115,000
                                                                                               ----------------    --------------
CASH AND CASH EQUIVALENTS, end of period                                                       $      9,519,000    $   50,851,000
                                                                                               ================    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash paid for-
       Interest                                                                                $     24,788,000    $   34,812,000
                                                                                               ================    ==============
       Income taxes                                                                            $        787,000    $      380,000
                                                                                               ================    ==============

 The accompanying notes are an integral part of these consolidated statements.

                        RADIO ONE, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Business

Radio One, Inc. (a Delaware corporation referred to as Radio One) and subsidiaries (collectively referred to as the Company) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and/or operates 65 radio stations in 22 markets throughout the United States.

The Company has made and may continue to make significant acquisitions of radio stations, which may require it to incur new debt. The Company's operating results are significantly affected by its share of the audience in markets where it has stations.

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

2.  ACQUISITION:

In April 2002, the Company completed the acquisition of the assets of WHTA-FM (formerly WPEZ-FM), licensed to Hampton, Georgia (formerly licensed to Macon, Georgia), from U.S. Broadcasting Limited

Partnership for $56.0 million. The Company had been operating the station under a local marketing agreement since the fourth quarter of 2001.

3.  STOCK OFFERING:

In April 2002, the Company and certain selling stockholders completed an offering of 11,500,000 shares of class D common stock at an offering price of $20.25 per share. Through this offering, the Company issued and sold 10,252,696 shares and received net proceeds of approximately $198.8 million.

4.  RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, FASB issued Statement of Financial Accounting Standard No. 142 (SFAS 142) "Goodwill and Other Intangible Assets." This pronouncement requires a non-amortization approach to account for purchased goodwill and certain other intangible assets. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. The provisions of this statement, which apply to goodwill and intangible assets acquired prior to June 30, 2001, were adopted by the Company effective January 1, 2002. The provisions of this statement that apply to goodwill and other indefinite life intangible assets acquired after June 30, 2001, were adopted by the Company effective July 1, 2001. The adoption of these accounting standards has eliminated the amortization of goodwill and FCC broadcast licenses commencing January 1, 2002. SFAS 142 will have a material impact on the Company's financial statements, as the amounts previously recorded for the amortization of goodwill and FCC broadcast licenses were significant. The Company recorded amortization expense of approximately $55.7 million for the six months ended June 30, 2001, but did not record a similar amortization expense for the six months ended June 30, 2002 as a result of the adoption of SFAS 142. Upon adoption of SFAS 142, the Company recorded an impairment charge of approximately $23.2 million, net of an income tax benefit of $14.6 million, as the carrying value of certain of the Company's FCC licenses exceeded their appraised fair values. The Company has reflected this charge as a cumulative effect of an accounting change, effective January 1, 2002, in its statement of operations.

The Company began its adoption of the final provision of SFAS 142 in the second quarter of 2002 by reviewing the fair value of its reporting units and comparing that fair value to the net book value of the reporting unit. This process may result in the impairment of goodwill. In completing the transitional assessment of goodwill, the Company (1) identified the reporting units; (2) determined the carrying value of each reporting unit; and (3) determined the fair value of each reporting unit. The Company had up to six months from the date of the adoption to determine the reporting units in which the carrying value exceeded the fair value of those assets. To the extent a reporting unit's carrying amount exceeds its fair value, an indication would exist that the reporting unit's goodwill was impaired, and the Company would then be required to perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, "Business Combinations", to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as a cumulative effect of a change in accounting principle in the Company's consolidated statement of operations retroactive to January 1, 2002. The Company has not yet determined what the effect of the impairment tests on goodwill will be on the Company's financial position or results of operations, but does expect to record some impairment for goodwill in its Augusta, Georgia market.

                       CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company's direct subsidiaries (Subsidiary Guarantors) have fully and unconditionally guaranteed the Company's 8-7/8% Senior Subordinated Notes due 2011.

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of December 31, 2001 and June 30, 2002, and for the three months and six months ended June 30, 2001 and 2002. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management's determination that they do not provide additional information that is material to investors.

                        RADIO ONE, INC. AND SUBSIDIARIES

                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 2001

                                                            Combined
                                                            Guarantor
                                                           Subsidiaries     Radio One, Inc.      Eliminations      Consolidated
                                                           ------------     ---------------      ------------      ------------
                                                           (Unaudited)        (Unaudited)        (Unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS:
    Cash and cash equivalents                           $        (447,000) $      32,562,000  $               -  $      32,115,000
    Trade accounts receivable, net of allowance
      for doubtful accounts                                    11,552,000         45,130,000                  -         56,682,000
    Due from Combined Guarantor Subsidiaries                            -      1,699,420,000     (1,699,420,000)                 -
    Prepaid expenses and other                                    463,000          1,978,000                  -          2,441,000
    Income tax receivable                                               -          3,200,000                  -          3,200,000
    Deferred income tax asset                                   1,882,000          1,583,000                  -          3,465,000
                                                        -----------------  -----------------  -----------------  -----------------
          Total current assets                                 13,450,000      1,783,873,000     (1,699,420,000)        97,903,000
PROPERTY AND EQUIPMENT, net                                    12,715,000         26,731,000                  -         39,446,000
INTANGIBLE ASSETS, net                                      1,534,807,000        241,394,000                  -      1,776,201,000
OTHER ASSETS                                                    1,276,000          9,089,000                  -         10,365,000
                                                        -----------------  -----------------  -----------------  -----------------
          Total assets                                  $   1,562,248,000  $   2,061,087,000  $  (1,699,420,000) $   1,923,915,000
                                                        =================  =================  =================  =================

                 The accompanying notes are an integral part of this
                          consolidating balance sheet.

                        RADIO ONE, INC. AND SUBSIDIARIES

                           CONSOLIDATING BALANCE SHEET

                             AS OF DECEMBER 31, 2001

                                                             Combined
                                                             Guarantor
                                                            Subsidiaries     Radio One, Inc.       Eliminations         Consolidated
                                                            ------------     ---------------       ------------        -------------
                                                             (Unaudited)       (Unaudited)          (Unaudited)
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                     $        794,000  $       6,988,000   $               -  $       7,782,000
    Accrued expenses                                            3,257,000         35,113,000                   -         38,370,000
    Fair value of derivative investments                                -         13,439,000                   -          3,439,000
    Other current liabilities                                     316,000          2,175,000                   -          2,491,000
    Due to the Company                                      1,699,420,000                  -      (1,699,420,000)                 -
                                                         ----------------  -----------------   -----------------  -----------------
          Total current liabilities                         1,703,787,000         57,715,000      (1,699,420,000)        62,082,000
INVESTMENT IN SUBSIDIARIES                                              -        163,951,000        (163,951,000)                 -
LONG-TERM DEBT AND DEFERRED INTEREST                                2,000        780,020,000                   -        780,022,000
DEFERRED INCOME TAX LIABILITY                                  22,410,000          6,454,000                   -         28,864,000
                                                         ----------------  -----------------   -----------------  -----------------
          Total liabilities                                 1,726,199,000      1,008,140,000      (1,863,371,000)       870,968,000
                                                         ----------------  -----------------   -----------------  -----------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
    Common stock                                                        -             95,000                   -             95,000
    Accumulated comprehensive income adjustments                        -         (9,053,000)                  -         (9,053,000)
    Stock subscriptions receivable                                      -        (31,666,000)                  -        (31,666,000)
    Additional paid-in capital                                          -      1,208,652,000                   -      1,208,652,000
    Accumulated deficit                                      (163,951,000)      (115,081,000)        163,951,000       (115,081,000)
                                                         ----------------  -----------------   -----------------  -----------------
          Total stockholders' equity                         (163,951,000)     1,052,947,000         163,951,000      1,052,947,000
                                                         ----------------  -----------------   -----------------  -----------------
          Total liabilities and stockholders' equity     $  1,562,248,000  $   2,061,087,000   $  (1,699,420,000) $   1,923,915,000
                                                         ================  =================   =================  =================

                    The accompanying notes are an integral part of this
                               consolidating balance sheet.

                        RADIO ONE, INC. AND SUBSIDIARIES

                           CONSOLIDATING BALANCE SHEET

                               AS OF JUNE 30, 2002
                                   (Unaudited)

                                                               Combined
                                                               Guarantor
                                                             Subsidiaries    Radio One, Inc.     Eliminations       Consolidated
                                                            --------------  -----------------   --------------     --------------
                                               ASSETS
                                               ------
CURRENT ASSETS:
  Cash and cash equivalents                                $       996,000   $    49,855,000   $             -    $    50,851,000
  Trade accounts receivable, net of allowance
    for doubtful accounts                                       27,701,000        37,786,000                 -         65,487,000
  Due from Combined Guarantor Subsidiaries                               -     1,371,290,000    (1,371,290,000)                 -
  Prepaid expenses and other                                       784,000         1,343,000                 -          2,127,000
  Income tax receivable                                                  -         3,089,000                 -          3,089,000
  Deferred tax asset                                             2,282,000         1,183,000                 -          3,465,000
                                                           ---------------   ---------------   ---------------    ---------------
      Total current assets                                      31,763,000     1,464,546,000    (1,371,290,000)       125,019,000
PROPERTY AND EQUIPMENT, net                                     20,970,000        20,370,000                 -         41,340,000
INTANGIBLE ASSETS, net                                       1,765,095,000        23,453,000                 -      1,788,548,000
OTHER ASSETS                                                       847,000         7,883,000                 -          8,730,000
                                                           ---------------   ---------------   ---------------    ---------------
      Total assets                                         $ 1,818,675,000   $ 1,516,252,000   $(1,371,290,000)   $ 1,963,637,000
                                                           ===============   ===============   ===============    ===============

The accompanying notes are an integral part of this consolidating balance sheet.

                        RADIO ONE, INC. AND SUBSIDIARIES

                           CONSOLIDATING BALANCE SHEET

                               AS OF JUNE 30, 2002
                                   (Unaudited)

                                                          Combined
                                                          Guarantor
                                                        Subsidiaries     Radio One, Inc.      Eliminations      Consolidated
                                                       --------------   -----------------   ---------------    --------------
          LIABILITIES AND STOCKHOLDERS' EQUITY
          ------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                     $    1,253,000   $       5,996,000   $             -    $    7,249,000
  Accrued expenses                                          6,144,000          28,917,000                 -        35,061,000
  Fair value of derivative instruments                              -           7,382,000                 -         7,382,000
  Other current liabilities                                         -           2,399,000                 -         2,399,000
  Current portion of long-term debt                                 -          26,250,000                 -        26,250,000
  Due to the Company                                    1,371,290,000                   -    (1,371,290,000)                -
                                                       --------------   -----------------   ---------------    --------------
       Total current liabilities                        1,378,687,000          70,944,000    (1,371,290,000)       78,341,000
INVESTMENT IN SUBSIDIARIES                                          -        (415,757,000)      415,757,000                 -
LONG-TERM DEBT AND DEFERRED INTEREST                                -         623,751,000                 -       623,751,000
DEFERRED INCOME TAX LIABILITY                              24,231,000           1,047,000                 -        25,278,000
                                                       --------------   -----------------   ---------------    --------------
       Total liabilities                                1,402,918,000         279,985,000      (955,533,000)      727,370,000
                                                       --------------   -----------------   ---------------    --------------
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Common stock                                                      -             105,000                 -           105,000
  Accumulated other comprehensive income                            -          (5,298,000)                -        (5,298,000)
  Stock subscriptions receivable                                    -         (32,533,000)                -       (32,533,000)
  Additional paid-in capital                                        -       1,407,870,000                 -     1,407,870,000
  Accumulated deficit                                     415,757,000        (133,877,000)     (415,757,000)     (133,877,000)
                                                       --------------   -----------------   ---------------    --------------
       Total stockholders' equity                         415,757,000       1,236,267,000      (415,757,000)    1,236,267,000
                                                       --------------   -----------------   ---------------    --------------
       Total liabilities and stockholders' equity      $1,818,675,000   $   1,516,252,000   $(1,371,290,000)   $1,963,637,000
                                                       ==============   =================   ===============    ==============

The accompanying notes are an integral part of this consolidating balance sheet.

                        RADIO ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF OPERATIONS

                    FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

                                                             Combined
                                                             Guarantor      Radio One,
                                                           Subsidiaries        Inc.        Eliminations     Consolidated
                                                          --------------   ------------   --------------   --------------
REVENUE:
  Broadcast revenue, including barter revenue             $    9,572,000   $ 61,358,000   $            -   $   70,930,000
  Less: agency commissions                                     1,054,000      7,591,000                -        8,645,000
                                                          --------------   ------------   --------------   --------------
     Net broadcast revenue                                     8,518,000     53,767,000                -       62,285,000
                                                          --------------   ------------   --------------   --------------
OPERATING EXPENSES:
  Program and technical                                        1,299,000      7,852,000                -        9,151,000
  Selling, general and administrative                          3,479,000     15,611,000                -       19,090,000
  Corporate expenses                                                   -      1,683,000                -        1,683,000
  Non-cash compensation                                                -        237,000                -          237,000
  Depreciation and amortization                               28,015,000      2,836,000                -       30,851,000
                                                          --------------   ------------   --------------   --------------
     Total operating expenses                                 32,793,000     28,219,000                -       61,012,000
                                                          --------------   ------------   --------------   --------------
     Operating (loss) income                                 (24,275,000)    25,548,000                -        1,273,000
INTEREST EXPENSE, INCLUDING AMORTIZATION OF DEFERRED
   FINANCING COSTS                                                     -     14,717,000                -       14,717,000
GAIN ON SALE OF ASSETS                                                 -              -                -                -
OTHER INCOME (EXPENSE), net                                        3,000       (599,000)               -         (596,000)
                                                          --------------   ------------   --------------   --------------
     (Loss) income before provision for income taxes         (24,272,000)    10,232,000                -      (14,040,000)
BENEFIT FOR INCOME TAXES                                               -      4,633,000                -        4,633,000
EXTRAORDINARY LOSS ON DEBT RETIREMENT, net of taxes                    -     (5,207,000)               -       (5,207,000)
EQUITY IN LOSSES OF SUBSIDIARIES                                       -    (24,272,000)      24,272,000                -
                                                          --------------   ------------   --------------   --------------
     NET LOSS                                             $  (24,272,000)  $(14,614,000)  $   24,272,000   $  (14,614,000)
                                                          ==============   ============   ==============   ==============

  The accompanying notes are an integral part of this consolidating statement.

                        RADIO ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF OPERATIONS

                    FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)

                                                            Combined
                                                            Guarantor    Radio One,
                                                          Subsidiaries       Inc.     Eliminations   Consolidated
                                                          ------------  ------------  -------------  ------------
REVENUE:
  Broadcast revenue, including barter revenue             $ 40,737,000  $ 50,299,000  $           -  $ 91,035,000
  Less: agency commissions                                   4,748,000     6,123,000              -    10,870,000
                                                          ------------  ------------  -------------  ------------
     Net broadcast revenue                                  35,989,000    44,176,000              -    80,165,000
                                                          ------------  ------------  -------------  ------------
OPERATING EXPENSES:
  Program and technical                                      5,487,000     7,117,000              -    12,604,000
  Selling, general and administrative                       12,532,000    11,594,000              -    24,126,000
  Corporate expenses                                                 -     3,142,000              -     3,142,000
  Non-cash compensation                                              -       342,000              -       342,000
  Depreciation and amortization                              2,734,000     1,617,000              -     4,351,000
                                                          ------------  ------------  -------------  ------------
    Total operating expenses                                20,753,000    23,812,000             --    44,565,000
                                                          ------------  ------------  -------------  ------------
    Operating (loss) income                                 15,236,000    20,364,000              -    35,600,000
INTEREST EXPENSE, INCLUDING AMORTIZATION OF DEFERRED
FINANCING COSTS                                                465,000    14,345,000              -    14,810,000
OTHER INCOME, net                                             (118,000)      665,000              -       547,000
                                                          ------------  ------------  -------------  ------------
       Income before provision for income taxes             14,653,000     6,684,000              -    21,337,000
PROVISION FOR INCOME TAXES                                           -     8,095,000              -     8,095,000
EQUITY IN LOSSES OF SUBSIDIARIES                                     -    14,653,000    (14,653,000)            -
                                                          ------------  ------------  -------------  ------------
       NET (LOSS) INCOME                                  $ 14,653,000  $ 13,242,000   $(14,653,000) $ 13,242,000
                                                          ============  ============  =============  ============

  The accompanying notes are an integral part of this consolidating statement.

                        RADIO ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF OPERATIONS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

                                                        Combined
                                                        Guarantor        Radio One,
                                                       Subsidiaries          Inc.        Eliminations   Consolidated
                                                       ------------      ----------      ------------   ------------
REVENUE:
  Broadcast revenue, including barter revenue         $  16,440,000    $ 108,763,000    $           -   $ 125,203,000
  Less: agency commissions                                1,822,000       13,171,000                -      14,993,000
                                                      -------------    -------------    -------------   -------------
     Net broadcast revenue                               14,618,000       95,592,000                -     110,210,000
                                                      -------------    -------------    -------------   -------------
OPERATING EXPENSES:                                               -
  Program and technical                                   2,534,000       15,473,000                -      18,007,000
  Selling, general and administrative                     6,639,000       29,567,000                -      36,206,000
  Corporate expenses                                              -        3,523,000                -       3,523,000
  Non-cash compensation                                           -          475,000                -         475,000
  Depreciation and amortization                          53,777,000        8,598,000                -      62,375,000
                                                      -------------    -------------    -------------   -------------
    Total operating expenses                              62,950,00       57,636,000                -     120,586,000
                                                      -------------    -------------    -------------   -------------
    Operating (loss) income                             (48,332,000)      37,956,000                -     (10,376,000)
INTEREST EXPENSE, including amortization of
 deferred financing costs                                    40,000       30,378,000                -      30,418,000
GAIN ON SALE OF ASSETS, net                                       -        4,272,000                -       4,272,000
OTHER INCOME, net                                             7,000           (7,000)               -               -
                                                      -------------    -------------    -------------   -------------
    (Loss) income before provision for income
   taxes and extraordinary loss                         (48,365,000)      11,843,000                -     (36,522,000)
BENEFIT FOR INCOME TAXES                                          -       11,942,000                -      11,942,000
                                                      -------------    -------------    -------------   -------------
    (Loss) income before extraordinary loss             (48,365,000)      23,785,000                -     (24,580,000)
EXTRAORDINARY LOSS ON DEBT RETIREMENT, net of taxes               -       (5,207,000)               -      (5,207,000)
EQUITY IN LOSSES OF SUBSIDIARIES                                  -      (48,365,000)      48,365,000               -
                                                      -------------    -------------    -------------   -------------
    Net loss                                          $ (48,365,000)   $ (29,787,000)   $  48,365,000   $ (29,787,000)
                                                      =============    =============    =============   =============

  The accompanying notes are an integral part of this consolidating statement.

                        RADIO ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF OPERATIONS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)

                                                                Combined
                                                                Guarantor
                                                              Subsidiaries    Radio One, Inc.  Eliminations    Consolidated
                                                              ------------    ---------------  ------------    ------------
REVENUE:
  Broadcast revenue, including barter revenue                 $  70,130,000    $  86,842,000   $           -   $ 156,972,000
  Less: Agency commissions                                        8,029,000       10,467,000               -      18,496,000
                                                              -------------    -------------   -------------   -------------
        Net broadcast revenue                                    62,101,000       76,375,000               -     138,476,000
                                                              -------------    -------------   -------------   -------------
OPERATING EXPENSES:
  Program and technical                                          10,591,000       13,515,000               -      24,106,000
  Selling, general and administrative                            23,197,000       21,925,000               -      45,122,000
  Corporate expenses                                                      -        5,757,000               -       5,757,000
  Non-cash compensation                                                   -          642,000               -         642,000
  Depreciation and amortization                                   4,152,000        4,621,000               -       8,773,000
                                                              -------------    -------------   -------------   -------------
        Total operating expenses                                 37,940,000       46,460,000               -      84,400,000
                                                              -------------    -------------   -------------   -------------
        Operating income                                         24,161,000       29,915,000               -      54,076,000
INTEREST EXPENSE, including amortization of deferred
  financing costs                                                 1,581,000       30,146,000               -      31,727,000
OTHER INCOME (EXPENSE), net                                        (115,000)       1,180,000               -       1,065,000
                                                              -------------    -------------   -------------   -------------
        Income before provision for income taxes and
        cumulative effect of accounting change                   22,465,000          949,000               -      23,414,000
PROVISION FOR INCOME TAXES                                                -        8,911,000               -       8,911,000
                                                              -------------    -------------   -------------   -------------
        Income before cumulative effect of accounting change     22,465,000       (7,962,000)              -      14,503,000
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax               23,229,000                -               -      23,229,000
EQUITY IN LOSSES OF SUBSIDIARIES                                          -         (764,000)        764,000               -
                                                              -------------    -------------   -------------   -------------
        Net loss                                              $    (764,000)   $  (8,726,000)  $     764,000   $  (8,726,000)
                                                              =============    =============   =============   =============

  The accompanying notes are an integral part of this consolidating statement.

                        RADIO ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

                                                                          Combined
                                                                         Guarantor
                                                                        Subsidiaries  Radio One, Inc.  Eliminations    Consolidated
                                                                        ------------  ---------------  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                              $(48,365,000)   $(29,787,000)   $ 48, 365,00   $(29,787,000)
  Adjustments to reconcile net loss to net cash from operating activities:
     Depreciation and amortization                                        53,777,000       8,598,000               -     62,375,000
     Amortization of debt financing costs, unamortized discount
        and deferred interest                                                      -       1,016,000               -      1,016,000
     Deferred income taxes and reduction in valuation reserve on
        deferred income taxes                                                940,000     (14,461,000)              -    (13,521,000)
     Non-cash compensation to officers                                             -         475,000               -        475,000
     Loss on write-off of investments                                              -       1,206,000                      1,206,000
     Gain on sale of assets, net                                                   -      (4,272,000)              -     (4,272,000)
     Extraordinary loss on debt retirement, net of taxes                           -       7,771,000                      7,771,000
     Effect of change in operating assets and liabilities-
        Trade accounts receivable, net                                      (109,000)     (3,046,000)              -     (3,155,000)
        Due to Corporate/from Subsidiaries                                (5,530,000)      5,530,000               -              -
        Income tax receivable                                                      -         476,000               -        476,000
        Prepaid expenses and other                                          (297,000)         72,000               -       (225,000)
        Other assets                                                          60,000      (1,262,000)              -     (1,202,000)
        Accounts payable                                                    (221,000)     (9,501,000)              -     (9,722,000)
        Accrued expenses and other                                           184,000       2,451,000               -      2,635,000
                                                                        ------------    ------------    ------------   ------------
           Net cash flows from operating activities                          439,000     (34,734,000)     48,365,000     14,070,000
                                                                        ------------    ------------    ------------   ------------

  The accompanying notes are an integral part of this consolidating statement.

                        RADIO ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                   (Unaudited)

                                                                  Combined
                                                                  Guarantor
                                                                 Subsidiaries    Radio One, Inc.  Eliminations      Consolidated
                                                                 ------------    ---------------  ------------      ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                          $    (226,000)    $  (2,614,000) $             -    $  (2,840,000)
    Investment in Subsidiaries                                              -        48,365,000      (48,365,000)               -
    Equity investments                                                      -          (210,000)               -         (210,000)
    Proceeds from sale of assets                                            -        69,254,000                -       69,254,000
    Deposits and payments for station purchases                             -       (70,286,000)               -      (70,286,000)
                                                                -------------     -------------  ---------------    -------------
          Net cash flows from investing activities                   (226,000)       44,509,000      (48,365,000)      (4,082,000)
                                                                -------------     -------------  ---------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                                       -      (303,648,000)               -     (303,648,000)
    Proceeds from debt issuances                                            -       300,000,000                -      300,000,000
    Deferred financing costs                                                -            (9,000)               -           (9,000)
    Payment of preferred stock dividends                                    -       (10,070,000)               -      (10,070,000)
    Payment of preferred stock issuance costs                               -        (7,861,000)               -       (7,861,000)
    Payment of preferred stock dividends                                    -           240,000                -          240,000
                                                                -------------     -------------  ---------------    -------------
          Net cash flows from financing activities                          -       (21,348,000)               -      (21,348,000)
                                                                -------------     -------------  ---------------    -------------
    INCREASE IN CASH AND CASH EQUIVALENTS                             213,000       (11,573,000)               -      (11,360,000)
CASH AND CASH EQUIVALENTS, beginning of period                        105,000        20,774,000                -       20,879,000
                                                                -------------     -------------  ---------------    -------------
CASH AND CASH EQUIVALENTS, end of period                        $     318,000     $   9,201,000  $             -    $   9,519,000
                                                                =============     =============  ===============    =============

  The accompanying notes are an integral part of this consolidating statement.

                        RADIO ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)

                                                                         Combined
                                                                         Guarantor
                                                                        Subsidiaries   Radio One, Inc.  Eliminations   Consolidated
                                                                        ------------   ---------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                            $ (7,962,000)   $ (8,726,000)   $  7,962,000   $ (8,726,000)
    Adjustments to reconcile loss to net cash from operating
          activities:
       Depreciation and amortization                                       4,152,000       4,621,000               -      8,773,000
       Amortization of debt financing costs, unamortized discount
          and deferred interest                                                    -       1,089,000               -      1,089,000
       Deferred income taxes and reduction in valuation reserve
          on deferred income taxes                                        (1,575,000)     (4,312,000)              -     (5,887,000)
       Cumulative effect of accounting change                             37,771,000               -               -     37,771,000
       Non-cash compensation to officers                                           -         642,000               -        642,000
       Loss on retirement of assets                                                -         150,000               -        150,000
       Effect of change in operating assets and liabilities-
          Trade accounts receivable, net                                   5,668,000     (14,473,000)              -     (8,805,000)
          Due to Corporate/from Subsidiaries                              16,218,000     (16,218,000)              -              -
          Prepaid expenses and other                                         179,000        (359,000)              -       (180,000)
          Stock subscriptions receivable                                           -        (867,000)              -       (867,000)
          Other assets                                                     2,699,000      (3,418,000)              -       (719,000)
          Accounts payable                                                  (260,000)       (348,000)              -       (608,000)
          Accrued expenses and other                                         414,000      (4,999,000)              -     (4,585,000)
                                                                        ------------    ------------    ------------   ------------
              Net cash flows from operating activities                    57,304,000     (47,218,000)      7,962,000     18,048,000
                                                                        ------------    ------------    ------------   ------------

  The accompanying notes are an integral part of this consolidating statement.

                        RADIO ONE, INC. AND SUBSIDIARIES

                      CONSOLIDATING STATEMENT OF CASH FLOWS

                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                                   (Unaudited)

                                                        Combined
                                                        Guarantor
                                                      Subsidiaries    Radio One, Inc.    Eliminations     Consolidated
                                                     --------------  -----------------  --------------   --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                $  (2,825,000)   $  (2,290,000)   $           -    $  (5,115,000)
    Investment in Subsidiaries                                    -        7,962,000       (7,962,000)               -
    Equity investments                                            -         (392,000)               -         (392,000)
    Deposits and payments for station purchases         (53,040,000)               -                -      (53,040,000)
                                                      -------------    -------------    -------------    -------------
           Net cash flows from investing activities     (55,865,000)       5,280,000       (7,962,000)     (58,547,000)
                                                      -------------    -------------    -------------    -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of debt                                             -     (130,021,000)               -     (130,021,000)
    Proceeds from issuance of debt                                -      198,875,000                -      198,875,000
    Payment of preferred stock dividends                          -      (10,070,000)               -      (10,070,000)
    Payment for retirement of stock                               -          (75,000)               -          (75,000)
    Proceeds from exercise of stock options                       -          526,000                -          526,000
                                                      -------------    -------------    -------------    -------------
         Net cash flows from financing activities                 -       59,235,000                -       59,235,000
                                                      -------------    -------------    -------------    -------------
    INCREASE IN CASH AND CASH EQUIVALENTS                 1,439,000       17,297,000                -       18,736,000
CASH AND CASH EQUIVALENTS, beginning of period             (447,000)      32,562,000                -       32,115,000
                                                      -------------    -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, end of period              $     992,000    $  49,859,000    $           -    $  50,851,000
                                                      =============    =============    =============    =============

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

General

         The Company's net broadcast revenue is derived primarily from local and national advertisers and, to a much lesser extent, tower rental income, ticket and other revenue related to special events sponsored throughout the year. The Company's net broadcast revenue is affected primarily by the advertising rates our radio stations are able to charge as well as the overall demand for radio advertising time in a market.

  Advertising rates are based primarily on:

         . a radio station's audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by Arbitron;

         . the number of radio stations in the market competing for the same demographic groups; and

         .    the supply of and demand for radio advertising time.

         The Company's significant broadcast expenses are (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios, (v) rental of transmission tower space and (vi) music license royalty fees. The Company strives to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. The Company also uses its multiple stations, market presence and purchasing power to negotiate favorable rates with certain vendors and national representative selling agencies.

         The Company generally incurs advertising and promotional expenses to increase its audiences. However, because Arbitron reports ratings on a quarterly basis, any changed ratings and the corresponding effect on advertising revenues tends to lag behind the incurrence of advertising and promotional expenditures.

         Depreciation and amortization of costs associated with the acquisition of radio stations and interest carrying charges have historically been significant factors in determining the Company's overall profitability. However, with the adoption of SFAS 141 and SFAS 142, amortization will be greatly reduced in 2002 and future periods (see "Recent Accounting Pronouncements" below).

         The Company calculates same station growth over a particular period by comparing performance of stations owned and/or operated under a local marketing agreement during the current period with the performance of the same stations for the corresponding period in the prior year. However, no station will be included in such a comparison unless it has been owned and/or operated under a local marketing agreement for at least one month of every quarter included in each of the current and corresponding prior-year periods.

         Performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate (a) broadcast cash flow, (b) EBITDA, and after-tax cash flow. Broadcast cash flow, EBITDA and after-tax cash flow are not measures of performance or liquidity calculated in accordance with GAAP; however, the Company believes that these measures are useful to an investor in evaluating the Company because these measures are widely used in the broadcast industry as a measure of a radio broadcasting company's performance. Nevertheless, broadcast cash flow, EBITDA and after-tax cash flow should not be considered in isolation from nor as substitutes for operating income, net income, or other consolidated income or cash flow statement data computed in accordance with GAAP, nor as a measure of the Company's profitability or liquidity. Despite their limitations, broadcast cash flow and EBITDA are widely used in the broadcasting industry to measure a company's operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, particularly in the case of acquisitions. By eliminating such effects, broadcast cash flow provides a meaningful measure of comparative radio station performance, and EBITDA provides a meaningful measure of overall Company performance after taking into account corporate operating expenses related to the employment of the senior management team and other overhead costs associated with running a large, publicly-traded broadcasting company.

Recent Events

         In April 2002, the Company completed the acquisition of the assets of WHTA-FM (formerly WPEZ-FM), licensed to Hampton, Georgia (formerly licensed to Macon, Georgia), from U.S. Broadcasting Limited Partnership for $56.0 million. The Company had been operating the station under a local marketing agreement since the fourth quarter of 2001.

         In April 2002, the Company and certain selling stockholders completed an offering of 11,500,000 shares of class D common stock at an offering price of $20.25 per share. Through this offering, the Company issued and sold 10,252,696 shares and received net proceeds of approximately $198.8 million.

RESULTS OF OPERATIONS

  Comparison of periods ended June 30, 2001 to the periods ended June 30, 2002
    (all periods are unaudited - all numbers in 000s except per share data).

                                       Three months    Three months    Six months    Six months
                                          ended           ended          ended          ended
                                         June 30,        June 30,       June 30,       June 30,
                                           2001            2002           2001           2002
                                       -------------  --------------  ------------  ------------
STATEMENT OF OPERATIONS DATA:
REVENUE:
   Broadcast revenue                   $      70,930  $       91,035  $    125,203  $    156,972
   Less: Agency commissions                    8,645          10,870        14,993        18,496
                                       -------------  --------------  ------------  ------------
    Net broadcast revenue                     62,285          80,165       110,210       138,476
                                       -------------  --------------  ------------  ------------

OPERATING EXPENSES:
   Programming and technical                   9,151          12,604        18,007        24,106
   Selling, G&A                               19,090          24,126        36,206        45,122
   Corporate expenses                          1,683           3,142         3,523         5,757
   Non-cash compensation                         237             342           475           642
   Depreciation & amortization                30,851           4,351        62,375         8,773
                                       -------------  --------------  ------------  ------------
    Total operating expenses                  61,012          44,565       120,586        84,400
                                       -------------  --------------  ------------  ------------

    Operating income (loss)                    1,273          35,600       (10,376)       54,076

INTEREST EXPENSE                              14,717          14,810        30,418        31,727
GAIN ON SALE OF ASSETS, net                        -               -         4,272             -
OTHER EXPENSE (INCOME), net                      596            (547)            -        (1,065)
                                       -------------  --------------  ------------  ------------

   (Loss) Income before (benefit)
   provision for income taxes,
   extraordinary items, and cumulative       (14,040)         21,337       (36,522)       23,414
   effect of accounting change

(BENEFIT) PROVISION FOR
 INCOME TAXES                                 (4,633)          8,095       (11,942)        8,911
                                       -------------  --------------  ------------  ------------
   Net (loss) income before
   extraordinary item and cumulative          (9,407)         13,242       (24,580)       14,503
   effect of accounting change

EXTRAORDINARY LOSS ON DEBT
RETIREMENT, net of taxes                       5,207               -         5,207             -

CUMULATIVE EFFECT OF
ACCOUNTING CHANGE, net of taxes                    -               -             -       (23,229)
                                       =============  ==============  ============  ============
     Net (loss) income                 $     (14,614) $       13,242  $    (29,787) $     (8,726)
                                       =============  ==============  ============  ============
     Net (loss) income applicable to
      common stockholders              $     (19,646) $        8,207  $    (39,857) $    (18,796)
                                       =============  ==============  ============  ============

                                                                   Three months      Three months      Six months         Six months
                                                                      ended             ended             ended              ended
                                                                     June 30,          June 30,          June 30,           June 30,
                                                                       2001              2001              2001               2001
                                                                   ------------      ------------      ----------         ----------
  BASIC AND DILUTED DATA PER COMMON SHARE:
  Net income (loss) per share before
  extraordinary item and cumulative effect
  of accounting change                                              $   (0.16)        $    0.08        $   (0.40)        $    0.04
  Extraordinary item per share                                          (0.06)                -            (0.06)                -
  Cumulative effect of accounting change
  per share                                                                 -                 -                -             (0.23)
  Net income (loss) per share applicable to
  common stockholders                                                   (0.22)        $    0.08            (0.46)            (0.19)

OTHER DATA:
  Broadcast cash flow (a)                                           $  34,044         $  43,435        $  55,997         $  69,248
  Broadcast cash flow margin (a)                                         54.7%             54.2%            50.8%             50.0%
  EBITDA (b)                                                        $  32,361         $  40,293        $  52,474         $  63,491
  EBITDA margin (b)                                                      52.0%             50.3%            47.6%             45.8%
  After-tax cash flow (c)                                           $  13,963         $  21,446        $  16,078         $  24,236

  Capital expenditures                                                  1,189             3,131            2,840             5,115

  Weighted average shares outstanding
  - basic (d)                                                          88,252           103,497           87,532            98,863
  Weighted average shares outstanding
  - diluted (d)                                                        88,917           104,353           88,036            99,632

SAME STATION RESULTS (e):
  Net revenue                                                       $  62,285         $  69,634        $ 110,210         $ 120,323
  Broadcast cash flow                                                  34,044            39,186           55,997            62,980
  Broadcast cash flow margin                                             54.7%             56.3%            50.8%             52.3%

         Net broadcast revenue increased to approximately $80.2 million for the quarter ended June 30, 2002 from approximately $62.3 million for the quarter ended June 30, 2001 or 29%. Net broadcast revenue increased to approximately $138.5 million for the six months ended June 30, 2002 from approximately $110.2 million for the six months ended June 30, 2001 or 26%. Approximately $16.7 million and $9.6 million of the increase for the quarter and six months ended June 30, 2002, respectively, was derived from the Company's August 2001 acquisition of Blue Chip Broadcasting, Inc. Additional revenues were derived from continuing broadcast revenue growth in most of the Company's existing markets.

         Operating expenses excluding depreciation, amortization and non-cash compensation increased to approximately $39.9 million for the quarter ended June 30, 2002 from approximately $29.9 million for the quarter ended June 30, 2001 or 33%. Operating expenses excluding depreciation, amortization and non-cash compensation increased to approximately $75.0 million for the six months ended June 30, 2002 from approximately $57.7 million for the six months ended June 30, 2001 or 30%. These increases were related to (1) the Company's expansion within the markets in which it operates including increased variable costs associated with increased revenue, (2) start-up and expansion expenses in certain markets with new radio stations or new radio station formats, (3) expenses associated with radio stations the Company has acquired over the past year and (4) higher corporate expenses due to the Company's rapid expansion and the escalating costs associated with operating a national, publicly-traded company, especially insurance costs, health care costs and legal and regulatory fees and expenses.

         Operating income was approximately $35.6 million for the quarter ended June 30, 2002 compared to approximately $1.3 million for the quarter ended June 30, 2001. Operating income was approximately $54.1 million for the six months ended June 30, 2002 compared to an operating loss of $10.4 million for the six months ended June 30, 2001. These increases in operating income were attributable to higher revenue and lower amortization in the current period than in the corresponding period of the preceding year. Particularly, for the six months ended June 30, 2002, the Company incurred depreciation and amortization expense of approximately $8.8 million compared to approximately $62.4 million for the six months ended June 30, 2001 (see "Recent Accounting Pronouncements" below).

         Interest expense increased to approximately $14.8 million for the quarter ended June 30, 2002 from approximately $14.7 million for the quarter ended June 30, 2001 or 1%. Interest expense increased to approximately $31.7 million for the six months ended June 30, 2002 from approximately $30.4 million for the six months ended June 30, 2001 or 4%. These increases related primarily to increased bank borrowings associated with the acquisition of Blue Chip Broadcasting, Inc. in August 2001. A total of approximately $130.0 million, which included these bank borrowings, plus additional outstanding debt were paid down in April 2002 with the proceeds of the Company's April 2002 equity offering. As a result, the increases in interest expense due to higher average debt levels for a portion of the second quarter and the six month period were modestly offset by lower interest rates on the Company's bank debt due to lower leverage during most of the second quarter of 2002.

         Other income increased to approximately $0.5 million for the quarter ended June 30, 2002 compared to a loss of approximately $0.6 million for the quarter ended June 30, 2001. During the second quarter of 2001, the Company took an approximate $1.2 million write down in its investment in NetNoir, Inc. which was partially offset by interest income. Other income increased to approximately $1.1 million for the six months ended June 30, 2002 compared to approximately zero for the six months ended June 30, 2001. This reflects the fact that the Company had no write down in 2002 similar to the one taken in 2001 for NetNoir, Inc.

         Income before provision for income taxes, extraordinary item and cumulative effect of an accounting change increased to approximately $21.3 million for the quarter ended June 30, 2002 compared to a loss before benefit for income taxes, extraordinary item and cumulative effect of accounting change of approximately $14.0 million for the quarter ended June 30, 2001. Income before provision for income taxes, extraordinary item and cumulative effect of accounting change increased to approximately $23.4 million for the six months ended June 30, 2002 compared to a loss before benefit for income taxes, extraordinary item and cumulative effect of accounting change of approximately $36.5 million for the six months ended June 30, 2001. These increases were due primarily to higher operating income due to higher revenue and lower amortization charges resulting from the adoption of SFAS 142 during the first quarter of 2002 (see "Recent Accounting Pronouncements" below).

         Income before extraordinary item and cumulative effect of accounting change increased to approximately $13.2 million for the quarter ended June 30, 2002 compared to a loss of approximately $9.4 million for the quarter ended June 30, 2001. Income before extraordinary item and cumulative effect of accounting change increased to approximately $14.5 million for the six months ended June 30, 2002 compared to a loss of approximately $24.6 million for the six months ended June 30, 2001. These increases were due to an increase in income before provision for income taxes and cumulative effect of accounting change from the adoption of SFAS 142 compared to the previous year's loss before benefit for income taxes, partially offset by a provision for income taxes in this year's quarter versus a benefit for income taxes in last year's quarter.

         Extraordinary loss on retirement of debt was approximately $5.2 million for the quarter and six months ended June 30, 2001, net of income tax benefit of approximately $2.6 million, and was related to the early retirement of the Company's 12% Senior Subordinated Notes. There was no corresponding charge for the quarter or six months ended June 30, 2002.

         Cumulative effect of accounting change was $23.2 million for the six months ended June 30, 2002, and was due to the write down of certain of the Company's FCC broadcast licenses, net of tax in the amount of $14.6 million, in accordance with the broadcast adoption of SFAS 142, effective January 1, 2002.

         Net income increased to $13.2 million for the quarter ended June 30, 2002 compared to a loss of approximately $14.6 million for the quarter ended June 30, 2001. This increase was due to the income before provision for income taxes, extraordinary item and cumulative effect of an accounting change compared to the previous year's loss before benefit for income taxes, partially offset by a provision for income taxes in this year's quarter versus a benefit for income taxes in last year's quarter. Net loss decreased to $8.7 million for the six months ended June 30, 2002 compared to approximately $29.8 million for the six months ended June 30, 2001. This decrease was due primarily to the adoption of SFAS 142, as well as the factors discussed above.

         Broadcast cash flow increased to approximately $43.4 million for the quarter ended June 30, 2002 from approximately $34.0 million for the quarter ended June 30, 2001 or 28%. Broadcast cash flow increased to approximately $69.2 million for the six months ended June 30, 2002 from approximately $56.0 million for the six months ended June 30, 2001 or 24%. These increases were attributable primarily to the increases in net broadcast revenue partially offset by higher operating expenses as described above.

         EBITDA increased to approximately $40.3 million for the quarter ended June 30, 2002 from approximately $32.4 million for the quarter ended June 30, 2001 or 24%. EBITDA increased to approximately $63.5 million for the six months ended June 30, 2002 from approximately $52.5 million for the six months ended June 30, 2001 or 21%. These increases were attributable primarily to (1) the increase in net broadcast revenue partially offset by higher operating expenses and (2) higher corporate expenses associated with the Company's overall growth as described above.

(a) "Broadcast cash flow" is defined as operating income plus corporate expenses, non-cash compensation and depreciation and amortization of both tangible and intangible assets. Broadcast cash flow margin is defined as broadcast cash flow divided by net broadcast revenue.

(b) "EBITDA" is defined as broadcast cash flow minus corporate expenses. EBITDA margin is defined as EBITDA divided by net broadcast revenue.

(c) "After-tax cash flow" is defined as income before provision/(benefit) for income taxes, extraordinary items and cumulative effect of accounting change plus depreciation and amortization, non-cash compensation, non-cash interest expense and loss/(gain) on investments, less the current income tax provision/(benefit) and preferred stock dividends.

(d) As of June 30, 2002, the Company had 103,497,000 shares of common stock outstanding on a weighted average basis and 104,353,000 shares of common stock outstanding for fully diluted purposes.

(e) Same station results include results only for those stations owned and/or operated by the Company for at least one month of the three-month period presented.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's primary source of liquidity is cash provided by operations and, to the extent necessary, commitments available under the Company's bank credit facility and other debt or equity financing. The Company has a bank credit facility under which it has borrowed $350.0 million in term loans and may borrow up to $250.0 million on a revolving basis, and from which the Company has historically drawn down funds as capital was required, primarily for acquisitions. As of June 30, 2002, the Company had $250.0 million available to be drawn, subject to the restrictive covenants described below.

         The credit facility contains covenants limiting the Company's ability to incur additional debt. Such terms also place restrictions on the Company with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things. The credit facility also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit the Company's ability to borrow under the credit facility or to otherwise raise funds in the debt market.

         The Company has used, and may continue to use, a significant portion of the Company's capital resources to consummate acquisitions. These acquisitions have been and may continue to be funded from (i) the Company's credit facility,
(ii) the proceeds of the historical offerings of the Company's common stock,
(iii) the proceeds of future equity or debt offerings, and (iv) internally generated cash flow.

                                                      Six Months Ended June 30,
                                                        2001             2002
                                                        ----             ----

Net cash flows from operating activities              14,070,000    18,048,000
Net cash flows used in investing activities           (4,082,000)  (58,547,000)
Net cash flows (used in) from
financing activities                                 (21,348,000)   59,235,000

         The Company's balance of cash and cash equivalents was approximately $32.1 million as of December 31, 2001. The Company's balance of cash and cash equivalents was approximately $50.9 million as of June 30, 2002. This increase resulted from higher operating income and approximately $15.0 million of proceeds from the Company's April 2002 equity offering.

         Net cash flows from operating activities increased to approximately $18.0 million for the six months ended June 30, 2002 compared to approximately $14.1 million for the six months ended June 30, 2001 or 28%. This increase was due primarily to higher operating income partially offset by an increase in cash used for working capital purposes. Depreciation and amortization expense decreased to approximately $8.8 million for the six months ended June 30, 2002 from approximately $62.4 million for the six months ended June 30, 2001 or 86% due primarily to the adoption of SFAS 142 on January 1, 2002 (see "Recent Accounting Pronouncements" below).

         Net cash flows used in investing activities was approximately $58.5 million for the six months ended June 30, 2002 compared to approximately $4.1 million for the six months ended June 30, 2001. During the six months ended June 30, 2002, the Company completed the acquisition of the assets of WHTA-FM (formerly WPEZ-FM), in the Atlanta, Georgia market from U.S. Broadcasting Limited Partnership for approximately $56.0 million. During the six months ended June 30, 2001, the Company acquired (i) Nash Communications Corporation, owner and operator of WILD-AM in the Boston, Massachusetts market for approximately $4.5 million in cash and 63,492 shares of the Company's class A common stock, (ii) WTLC-AM and the intellectual property of WTLC-FM in the Indianapolis, Indiana market for approximately $8.3 million in cash and (iii) KTXQ-FM (formerly KDGE-FM) in the Dallas, Texas market for approximately $52.6 million in cash. During the six months ended June 30, 2001 the Company completed the sale of (i) KJOI-AM (formerly KLUV-AM) in the Dallas, Texas market for approximately $16.0 million in cash, (ii) WDYL-FM in the Richmond, Virginia market, and two radio stations, WJMZ-FM and WPEK-FM, in the Greenville, South Carolina market for approximately $52.5 million in cash and (iii) WARV-FM in the Richmond, Virginia market for approximately $1.0 million in cash. The Company also made escrow deposits of $5.0 million for the acquisition of Blue Chip Broadcasting, Inc. and $2.8 million for the acquisition of WHTA-FM, in the Atlanta, Georgia market.

         Net cash flows from financing activities were approximately $59.2 million for the six months ended June 30, 2002 compared to cash flows used in financing activities of approximately $21.3 million for the six months ended June 30, 2001. During the six months ended June 30, 2002, the Company and certain selling shareholders completed an offering of 11,500,000 shares of Class D common stock at an offering price of $20.25 per share. Through this offering, the Company received proceeds of approximately $198.8 million after deducting offering costs. Approximately $130.0 million of the proceeds were used to partially repay amounts outstanding under the Company's credit facility. During the six months ended June 30, 2001, the Company completed the sale of $300.0 million of 8-7/8% Subordinated Notes due July 2011. Approximately $200.0 million of the proceeds were used to partially repay amounts outstanding under the Company's credit facility. Approximately $91.1 million was used to redeem the Company's 12% Senior Subordinated Notes due 2004.

         As a result of the aforementioned, cash and cash equivalents increased by $18.7 million during the six months ended June 30, 2002 compared to a decrease of approximately $11.4 million during the six months ended June 30, 2001.

         In addition to debt service and quarterly dividend payments on its 6.5% Convertible Preferred Securities, the Company's principal liquidity requirements are working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, acquisitions of additional radio stations and/or investments in other media related opportunities. Capital expenditures for the six months ended June 30, 2002 were approximately $5.1 million.

         The Company believes that its current cash and cash investment balances, as well as anticipated cash flows generated from operations, will be sufficient to meet its working capital, capital expenditure and debt service requirements through at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets." SFAS 142 requires a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operation, but instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the carrying value of goodwill and certain intangibles is more than its fair value. The Company began adopting the provisions of this statement on July 1, 2001. The adoption of this accounting standard has eliminated the amortization of goodwill and FCC broadcast licenses commencing January 1, 2002. The Company recorded amortization expense of approximately $55.7 million for the six months ended June 30, 2001, but did not record similar amortization expense for the six months ended June 30, 2002 as a result of the adoption of SFAS 142.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

         In November 2001, the Company and certain of its officers and directors were named as defendants in a class action complaint filed in the United States District Court for the Southern District of New York. Similar complaints were filed in the same Court against hundreds of other public companies that conducted initial public offerings of their common stock in the late 1990s. The complaint alleges that the Company's offering documents filed with the SEC in May 1999 and November 1999 contained untrue statements of material fact or omissions of material fact related to the conduct of the underwriters conducting the offerings. The plaintiffs claim that the Company violated Sections 11 and 12 of the Securities Act of 1933. The plaintiffs seek unspecified monetary damages and other relief. The Company believes that these claims are without merit and intends to vigorously defend itself. The Company also maintains directors and officers liability insurance that it believes will be applicable to this litigation, and the Company may also be entitled to indemnification by the underwriters in the event of an adverse result.

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

         None

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 14, 2002, the Company held its Annual Meeting of its holders of common stock pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated April 17, 2002, a copy of which has been previously filed with the Securities and Exchange Commission. Stockholders were asked to vote upon the following proposals:

                (1) The election of Terry L. Jones and Brian W. McNeill as class A directors to serve until the 2003 annual meeting of stockholders or until their successors are duly elected and qualified.

                (2) The election of Catherine L. Hughes, Alfred C. Liggins, III, D. Geoffrey Armstrong, L. Ross Love and Ronald E. Blaylock as directors to serve until the 2003 annual meeting of stockholders or until their successors are duly elected and qualified.

                (3) The ratification of the amendment and restatement of the 1999 Stock Option and Restricted Stock Grant Plan increasing the number of shares of class D common stock reserved for issuance under the plan from 3,816,198 shares to 5,816,198 shares.

                (4) The ratification of the appointment of Arthur Andersen LLP as independent public accountants for the Company for the year ending December 31, 2002.

         All proposals were adopted by a majority vote of the holders of common stock. The results of the vote tabulation were as follows:

                                                                      Number of Votes
                                                                      ---------------
        Proposal 1                                         Class A                    Class B
        ----------                                         -------                    -------
             Jones           For                           15,269,815                 N/A
                             Withhold Authority               406,915

             McNeill         For                           15,245,965                 N/A
                             Withhold Authority               430,815

        Proposal 2
        ----------

             Hughes          For                           12,886,386                 28,674,630
                             Withhold Authority             2,790,394

             Liggins         For                           12,886,386                 28,674,630
                             Withhold Authority             2,790,394

             Armstrong       For                           15,269,815                 28,674,630
                             Withhold Authority               406,915

             Love            For                           15,269,815                 28,674,630
                             Withhold Authority               406,915

             Blaylock        For                           15,245,965                 28,674,630
                             Withhold Authority               430,815

        Proposal 3
        ----------

                             For                            6,010,352                 28,674,630
                             Against                        8,144,207
                             Abstain                           74,898
                             Broker Non-Votes               1,446,923

        Proposal 4
        ----------

                             For                           14,907,168                 28,674,630
                             Against                          606,618
                             Abstain                           43,487

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

              99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

              99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 (b)     REPORTS ON FORM 8-K

         The Company filed an Item 5 Form 8-K, dated May 5, 2002, for the purpose of (i) announcing its first quarter results and (ii) announcing the completion of its acquisition of WHTA-FM in Atlanta, GA.

         The Company filed an Item 4 Form 8-K, dated May 30, 2002, to report a change in its independent auditors from Arthur Andersen LLP to Ernst & Young LLP.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            RADIO ONE, INC.


                            /s/   Scott R. Royster
                            ----------------------------------------------------
August 13, 2002             Scott R. Royster
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial Officer)