Form 10-Q
period 2002-09-30
RADIO ONE INC
filed 2002-11-08
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002
Commission File No. 0-25969

RADIO ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1166660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5900 Princess Garden Parkway,
7th Floor
Lanham, Maryland 20706
(Address of principal executive offices)

(301) 306-1111
Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 05, 2002
Class A Common Stock, $.001 Par Value	22,396,962
Class B Common Stock, $.001 Par Value	2,867,463
Class C Common Stock, $.001 Par Value	3,132,458
Class D Common Stock, $.001 Par Value	76,156,212

RADIO ONE, INC. AND SUBSIDIARIES

Form 10-Q
For the Quarter Ended September 30, 2002

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Balance Sheets as of December 31, 2001 and September 30, 2002 (Unaudited)	4
	Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2001 and 2002 (Unaudited)	5
	Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2001 and for the Nine Months Ended September 30, 2002 (Unaudited)	6
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2001 and 2002 (Unaudited)	7
	Notes to Consolidated Financial Statements (unaudited)	8
	Consolidating Financial Statements (unaudited)	11
	Consolidating Balance Sheet as of December 31, 2001	12
	Consolidating Balance Sheet as of September 30, 2002	13
	Consolidating Statement of Operations for the Three Months Ended September 30, 2001 (Unaudited)	14
	Consolidating Statement of Operations for the Three Months Ended September 30, 2002 (Unaudited)	15
	Consolidating Statement of Operations for the Nine Months Ended September 30, 2001 (Unaudited)	16
	Consolidating Statement of Operations for the Nine Months Ended September 30, 2002 (Unaudited)	17
	Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2001 (Unaudited)	18
	Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2002 (Unaudited)	19

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	31

Item 2.	Changes in Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Submission of Matters to a Vote of Security Holders	31

Item 5.	Other Information	31

Item 6.	Exhibits and Reports on Form 8-K	31

SIGNATURE		33

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

(See pages 4-19—This page intentionally left blank.)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
As of December 31, 2001, and September 30, 2002

	December 31, 2001	September 30, 2002
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,115,000	$65,915,000
Trade accounts receivable, net of allowance for doubtful accounts of $6,668,000 and $5,067,000, respectively	56,682,000	64,237,000
Prepaid expenses and other	2,441,000	2,314,000
Income tax receivable	3,200,000	3,089,000
Deferred income tax asset	3,465,000	3,465,000

Total current assets	97,903,000	139,020,000
PROPERTY AND EQUIPMENT, NET	39,446,000	41,333,000
INTANGIBLE ASSETS, NET	1,776,201,000	1,786,133,000
OTHER ASSETS	10,365,000	8,312,000

Total assets	$1,923,915,000	$1,974,798,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,782,000	$7,690,000
Accrued expenses	38,370,000	30,446,000
Fair value of derivative instruments	13,439,000	4,344,000
Other current liabilities	2,491,000	2,349,000
Current portion of long-term debt	—	39,375,000

Total current liabilities	62,082,000	84,204,000
LONG-TERM DEBT, net of current portion	780,022,000	610,626,000
DEFERRED INCOME TAX LIABILITY	28,864,000	34,493,000

Total liabilities	870,968,000	729,323,000

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized and 310,000 shares issued and outstanding; liquidation preference of $1,000 per share plus cumulative dividends at 6.5% per year, unpaid dividends were $4,198,000 as of December 31, 2001 and September 30, 2002	—	—
Common stock—Class A, $.001 par value, 30,000,000 shares authorized, 22,389,000 and 22,397,000 shares issued and outstanding	23,000	23,000
Common stock—Class B, $.001 par value, 150,000,000 shares authorized, 2,867,000 shares issued and outstanding	3,000	3,000
Common stock—Class C, $.001 par value, 150,000,000 shares authorized, 3,132,000 shares issued and outstanding	3,000	3,000
Common stock—Class D, $.001 par value, 150,000,000 shares authorized, 65,826,000 and 76,150,000 shares issued and outstanding	66,000	76,000
Accumulated other comprehensive income	(9,053,000)	(3,429,000)
Stock subscriptions receivable	(31,666,000)	(32,975,000)
Additional paid-in capital	1,208,652,000	1,407,895,000
Accumulated deficit	(115,081,000)	(126,121,000)

Total stockholders’ equity	1,052,947,000	1,245,475,000

Total liabilities and stockholders’ equity	$1,923,915,000	$1,974,798,000

The accompanying notes are an integral part of these consolidated balance sheets.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended September 30, 2001 and 2002

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2002	2001	2002
	(Unaudited)		(Unaudited)
REVENUE:
Broadcast revenue, including barter revenue of $932,000, $1,076,000, $2,136,000 and $2,782,000, respectively	$75,033,000	$91,279,000	$200,236,000	$248,251,000
Less: agency commissions	8,827,000	10,810,000	23,820,000	29,306,000

Net broadcast revenue	66,206,000	80,469,000	176,416,000	218,945,000

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization, shown separately below	10,531,000	12,699,000	28,538,000	36,805,000
Selling, general and administrative	21,238,000	24,665,000	57,444,000	69,787,000
Corporate expenses	2,353,000	3,245,000	5,876,000	9,002,000
Non-cash compensation	238,000	352,000	713,000	994,000
Depreciation and amortization	31,662,000	4,156,000	94,037,000	12,929,000

Total operating expenses	66,022,000	45,117,000	186,608,000	129,517,000

Operating income (loss)	184,000	35,352,000	(10,192,000)	89,428,000
INTEREST EXPENSE, including amortization of deferred financing costs	15,993,000	14,331,000	46,411,000	46,058,000
(LOSS) GAIN ON SALE OF ASSETS, net	(44,000)	—	4,228,000	—
OTHER INCOME (EXPENSE), net	630,000	(52,000)	630,000	1,013,000

(Loss) income before (benefit) provision for income taxes, extraordinary item, and cumulative effect of accounting change	(15,223,000)	20,969,000	(51,745,000)	44,383,000
(BENEFIT) PROVISION FOR INCOME TAXES	(5,134,000)	8,178,000	(17,076,000)	17,089,000

(LOSS) INCOME BEFORE EXTRAORDINARY LOSS AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(10,089,000)	12,791,000	(34,669,000)	27,294,000
EXTRAORDINARY LOSS ON DEBT RETIREMENT, net of taxes of $2,564,000	—	—	5,207,000	—
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of taxes of $14,542,000	—	—	—	23,229,000

NET (LOSS) INCOME	$(10,089,000)	$12,791,000	$(39,876,000)	$4,065,000

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(15,124,000)	$7,756,000	$(54,981,000)	$(11,040,000)

BASIC AND DILUTED (LOSS) INCOME PER COMMON SHARE:
(Loss) income before extraordinary loss and cumulative effect of accounting change	$(0.16)	$0.07	$(0.56)	$0.12
Extraordinary loss	—	—	(0.06)	—
Cumulative Effect of Accounting Change	—	—	—	(0.23)

Net (loss) income	$(0.16)	$0.07	$(0.62)	$(0.11)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	91,687,000	104,538,000	88,936,000	100,755,000

Diluted	91,687,000	104,892,000	88,936,000	100,755,000

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For the Year Ended December 31, 2001, and for the Nine Months Ended September 30, 2002
(Unaudited)

	Convertible preferred stock	Common stock Class A	Common stock Class B	Common stock Class C	Common stock Class D	Comprehensive income	Accumulated other comprehensive income	Stock subscriptions receivable	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
BALANCE, as of December 31, 2000		$23,000	$3,000	$3,000	$58,000		$—	$(9,005,000)	$1,105,681,000	$(39,694,000)	$1,057,069,000
Comprehensive income:
Net loss	—	—	—	—	—	$(55,247,000)	—	—	—	(55,247,000)	(55,247,000)
Unrealized loss on derivative and hedging activities from cumulative effect of accounting change, net of taxes	—	—	—	—	—	(2,630,000)	(2,630,000)	—	—	—	(2,630,000)
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	(6,423,000)	(6,423,000)	—	–	—	(6,423,000)

Comprehensive income						$(64,300,000)

Preferred stock dividends	—	—	—	—	—		—	—	—	(20,140,000)	(20,140,000)
Issuance of stock for acquisition	—	—	—	—	6,000		—	—	81,327,000	—	81,333,000
Stock sold to officers	—	—	—	—	2,000		—	(22,661,000)	21,103,000	—	(1,556,000)
Employee exercise of options	—	—	—	—	—		—	—	550,000	—	550,000
Preferred stock issuance costs	—	—	—	—	—		—	—	(9,000)	—	(9,000)

BALANCE, as of December 31, 2001	—	23,000	3,000	3,000	66,000		(9,053,000)	(31,666,000)	1,208,652,000	(115,081,000)	1,052,947,000
Comprehensive income:
Net income	—	—	—	—	—	4,065,000	—	—	—	4,065,000	4,065,000
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	5,624,000	5,624,000	—	—	—	5,624,000

Comprehensive income						$9,689,000

Preferred stock dividends	—	—	—	—	—		—	—	—	(15,105,000)	(15,105,000)
Issuance of common stock	—	—	—	—	10,000		—	—	198,703,000	—	198,713,000
Repurchase of stock	—	—	—	—	—		—	—	(75,000)	—	(75,000)
Interest income on subscriptions receivable	—	—	—	—	—		—	(1,309,000)	—	—	(1,309,000)
Employee exercise of options	—	—	—	—	—		—	—	615,000	—	615,000

BALANCE, as of September 30, 2002	$—	$23,000	$3,000	$3,000	$76,000		$(3,429,000)	$(32,975,000)	$1,407,895,000	$(126,121,000)	$1,245,475,000

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2001 and 2002

	Nine Months Ended September 30,
	2001	2002
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(39,876,000)	$4,065,000
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	94,037,000	12,929,000
Amortization of debt financing costs, unamortized discount and deferred interest	1,454,000	1,629,000
Deferred income taxes	(18,838,000)	16,700,000
Non-cash compensation to officers	713,000	994,000
Cumulative effect of accounting change	—	23,229,000
Loss on write-down of investments	1,206,000	750,000
Loss on retirement of assets	—	113,000
Gain on sale of assets, net	(4,228,000)	—
Extraordinary loss on debt retirement	7,771,000	—
Effect of change in operating assets and liabilities—
Trade accounts receivable	(4,508,000)	(7,480,000)
Income tax receivable	476,000	111,000
Prepaid expenses and other	(565,000)	(478,000)
Other assets	(138,000)	(2,263,000)
Accounts payable	(10,193,000)	(92,000)
Accrued expenses and other	8,654,000	(9,601,000)

Net cash flows from operating activities	35,965,000	40,606,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,810,000)	(7,619,000)
Equity investments	(447,000)	(503,000)
Proceeds from sale of assets	69,432,000	130,000
Deposits and payments for station purchases	(205,540,000)	(53,040,000)

Net cash flows from investing activities	(141,365,000)	(61,032,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(308,719,000)	(130,021,000)
Proceeds from debt issuances	300,000,000	—
Payment of preferred stock issuance costs	(9,000)	—
Proceeds from exercise of stock options	390,000	615,000
Payment for retirement of stock	—	(75,000)
Deferred financing costs	(8,058,000)	—
Proceeds from issuance of common stock, net of issuance costs	—	198,812,000
Proceeds from credit facility	135,000,000	—
Payment of preferred stock dividends	(15,105,000)	(15,105,000)

Net cash flows from financing activities	103,499,000	54,226,000

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,901,000)	33,800,000
CASH AND CASH EQUIVALENTS, beginning of period	20,879,000	32,115,000

CASH AND CASH EQUIVALENTS, end of period	$18,978,000	$65,915,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for—
Interest	$31,349,000	$55,219,000

Income taxes	$1,280,000	$380,000

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

The Company has made and may continue to make significant acquisitions of radio stations, which may require it to incur new debt. The Company’s operating results are significantly affected by its share of the listening audience in markets where it has stations.

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

Interim Financial Statements

The interim consolidated financial statements included herein for Radio One and subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. In management’s opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

Results for interim periods are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company’s December 31, 2001 financial statements and notes thereto included in the Company’s annual report on Form 10-K.

2.    ACQUISITIONS:

In April 2002, the Company completed the acquisition of the assets of WHTA-FM (formerly WPEZ-FM), licensed to Hampton, Georgia (formerly licensed to Macon, Georgia), from U.S. Broadcasting Limited

Partnership for approximately $56.0 million. The Company had been operating the station under a local marketing agreement since September of 2001.

3.    PUBLIC OFFERING:

In April 2002, the Company and certain selling stockholders completed an offering of 11,500,000 shares of Class D common stock at an offering price of $20.25 per share. Through this offering, the Company issued and sold 10,252,696 shares and received net proceeds of approximately $198.8 million.

4.    RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, FASB issued Statement of Financial Accounting Standard No. 142 (SFAS 142) “Goodwill and Other Intangible Assets.” This pronouncement requires a non-amortization approach to account for purchased goodwill and certain other intangible assets. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. The provisions of this statement, which apply to goodwill and other indefinite life intangible assets acquired prior to June 30, 2001, were adopted by the Company effective January 1, 2002. The provisions of this statement that apply to goodwill and other indefinite life intangible assets acquired after June 30, 2001, were adopted by the Company effective July 1, 2001. The adoption of these accounting standards has eliminated the amortization of goodwill and FCC broadcast licenses commencing January 1, 2002. SFAS 142 will have a material impact on the Company’s financial statements, as the amounts previously recorded for the amortization of goodwill and FCC broadcast licenses were significant. The Company recorded amortization expense of approximately $85.1 million for the nine months ended September 30, 2001, but did not record a similar amortization expense for the nine months ended September 30, 2002 as a result of the adoption of SFAS 142. Upon adoption of SFAS 142, the Company recorded an impairment charge of approximately $23.2 million, net of an income tax benefit of $14.6 million, as the carrying value of certain of the Company’s radio FCC licenses exceeded the appraised fair value. In accordance with SFAS 142, the Company has reflected this charge as a cumulative effect of an accounting change, effective January 1, 2002, in its statement of operations.

The Company began its adoption of the final provision of SFAS 142 in the second quarter of 2002 by reviewing the fair value of its reporting units and comparing that fair value to the net book value of the reporting unit. This process may result in the impairment of goodwill. In completing the transitional assessment of goodwill, the Company (1) identified the reporting units; (2) determined the carrying value of each reporting unit; and (3) determined the fair value of each reporting unit. The Company had up to six months from the date of the adoption to determine the reporting units in which the carrying value exceeded the fair value of those assets. To the extent a reporting unit’s carrying amount exceeded its fair value, an indication would exist that the reporting unit’s goodwill was impaired, and the Company would then be required to perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with SFAS 141, “Business Combinations”, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company’s consolidated statement of operations retroactive to January 1, 2002. The Company has not yet determined what the effect of the impairment tests on goodwill will be on the Company’s financial position or results of operations, but does expect to record some impairment for goodwill in the Augusta, Georgia market. As of September 30, 2002, the amount of goodwill (net of accumulated amortization) the Company had recorded on its balance sheet for its stations in the Augusta market did not exceed $8.0 million.

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company’s direct subsidiaries (Subsidiary Guarantors) have fully and unconditionally guaranteed the Company’s 8-7/8% Senior Subordinated Notes due 2011.

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of December 31, 2001 and September 30, 2002, and for the three months and nine months ended September 30, 2001 and 2002. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
As of December 31, 2001

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(447,000)	$32,562,000	$—	$32,115,000
Trade accounts receivable, net of allowance for doubtful accounts	11,552,000	45,130,000	—	56,682,000
Due from Combined Guarantor Subsidiaries	—	1,699,420,000	(1,699,420,000)	—
Prepaid expenses and other	463,000	1,978,000	—	2,441,000
Income tax receivable	—	3,200,000	—	3,200,000
Deferred income tax asset	1,882,000	1,583,000	—	3,465,000

Total current assets	13,450,000	1,783,873,000	(1,699,420,000)	97,903,000
PROPERTY AND EQUIPMENT, net	12,715,000	26,731,000	—	39,446,000
INTANGIBLE ASSETS, net	1,534,807,000	241,394,000	—	1,776,201,000
OTHER ASSETS	1,276,000	9,089,000	—	10,365,000

Total assets	$1,562,248,000	$2,061,087,000	$(1,699,420,000)	$1,923,915,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$794,000	$6,988,000	$—	$7,782,000
Accrued expenses	3,257,000	35,113,000	—	38,370,000
Fair value of derivative investments	—	13,439,000	—	13,439,000
Other current liabilities	316,000	2,175,000	—	2,491,000
Due to the Company	1,699,420,000	—	(1,699,420,000)	—

Total current liabilities	1,703,787,000	57,715,000	(1,699,420,000)	62,082,000
INVESTMENT IN SUBSIDIARIES	—	163,951,000	(163,951,000)	—
LONG-TERM DEBT AND DEFERRED INTEREST	2,000	780,020,000	—	780,022,000
DEFERRED INCOME TAX LIABILITY	22,410,000	6,454,000	—	28,864,000

Total liabilities	1,726,199,000	1,008,140,000	(1,863,371,000)	870,968,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock	—	95,000	—	95,000
Accumulated comprehensive income adjustments	—	(9,053,000)	—	(9,053,000)
Stock subscriptions receivable	—	(31,666,000)	—	(31,666,000)
Additional paid-in capital	—	1,208,652,000	—	1,208,652,000
Accumulated deficit	(163,951,000)	(115,081,000)	163,951,000	(115,081,000)

Total stockholders’ equity	(163,951,000)	1,052,947,000	163,951,000	1,052,947,000

Total liabilities and stockholders’ equity	$1,562,248,000	$2,061,087,000	$(1,699,420,000)	$1,923,915,000

The accompanying notes are an integral part of this consolidating balance sheet.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
As of September 30, 2002
(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,344,000	$64,571,000	$—	$65,915,000
Trade accounts receivable, net of allowance for doubtful accounts	25,451,000	38,786,000	—	64,237,000
Due from Combined Guarantor Subsidiaries	—	1,352,042,000	(1,352,042,000)	—
Prepaid expenses and other	786,000	1,528,000	—	2,314,000
Income tax receivable	—	3,089,000	—	3,089,000
Deferred tax asset	2,282,000	1,183,000	—	3,465,0010

Total current assets	29,863,000	1,461,199,000	(1,352,042,000)	139,020,000
PROPERTY AND EQUIPMENT, net	21,028,000	20,305,000	—	41,333,000
INTANGIBLE ASSETS, net	1,763,332,000	22,801,000	—	1,786,133,000
OTHER ASSETS	812,000	7,500,000	—	8,312,000

Total Assets	$1,815,035,000	$1,511,805,000	$(1,352,042,000)	$1,974,798,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,563,000	$6,154,000	$—	$7,690,000
Accrued expenses	6,223,000	24,223,000	—	30,446,000
Fair Value of derivative instruments	—	4,344,000	—	4,344,000
Other current liabilities	24,000	2,325,000	—	2,349,000
Due to the Company	1,352,042,000	—	(1,352,042,000)	—
Current portion of long-term debt	—	39,375,000	—	39,375,000

Total Current Liabilities	1,359,825,000	76,421,000	(1,352,042,000)	84,204,000
INVESTMENT IN SUBSIDIARIES	—	(430,979,000)	430,979,000	—
LONG-TERM DEBT, net of current portion	—	610,626,000	—	610,626,000
DEFERRED INCOME TAX LIABILITY	24,231,000	10,262,000	—	34,493,000

Total liabilities	1,384,056,000	266,330,000	(921,063,000)	729,323,000

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY:
Common stock	—	105,000	—	105,000
Accumulated comprehensive income adjustments	—	(3,429,000)	—	(3,429,000)
Stock subscription receivable	—	(32,975,000)	—	(32,975,000)
Additional paid-in capital	—	1,407,895,000	—	1,407,895,000
Accumulated deficit	430,979,000	(126,121,000)	(430,979,000)	(126,121,000)

Total stockholders’ equity	430,979,000	1,245,475,000	(430,979,000)	(1,245,475,000)

Total liabilities and stockholders’ equity	$1,815,035,000	$1,511,805,000	$(1,352,042,000)	$1,974,798,000

The accompanying notes are an integral part of this consolidating balance sheet.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2001
(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
REVENUE:
Broadcast revenue, including barter revenue	$13,777,000	$61,256,000	$—	$75,033,000
Less: agency commissions	1,508,000	7,319,000	—	8,827,000

Net broadcast revenue	12,269,000	53,937,000	—	66,206,000

OPERATING EXPENSES:
Program and technical	2,544,000	7,987,000	—	10,531,000
Selling, general and administrative	5,598,000	15,640,000	—	21,238,000
Corporate expenses	—	2,591,000	—	2,591,000
Depreciation and amortization	28,986,000	2,676,000	—	31,662,000

Total operating expenses	37,128,000	28,894,000	—	66,022,000

Broadcast operating (loss) income	(24,859,000)	25,043,000	—	184,000
INTEREST EXPENSE, including amortization of deferred financing costs	170,000	15,823,000	—	15,993,000
LOSS ON SALE OF ASSETS, net	—	44,000	—	44,000
OTHER INCOME, net	3,000	627,000	—	630,000

(Loss) income before benefit for income taxes	(25,026,000)	9,803,000	—	(15,223,000)
BENEFIT FOR INCOME TAXES	—	5,134,000	—	5,134,000
EQUITY IN LOSSES OF SUBSIDIARIES	—	(25,026,000)	25,026,000	—

NET LOSS	$(25,026,000)	$(10,089,000)	$25,026,000	$(10,089,000)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(25,026,000)	$(15,124,000)		$(15,124,000)

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS
For the Three Months Ended September 30, 2002
(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
REVENUE:
Broadcast revenue, including barter revenue	$40,909,000	$50,370,000	$—	$91,279,000
Less: agency commissions	4,713,000	6,078,000	—	10,810,000

Net broadcast revenue	36,196,000	44,273,000	—	80,469,000

OPERATING EXPENSES:			—
Program and technical	5,792,000	6,907,000	—	12,699,000
Selling, general and administrative	12,388,000	12,277,000	—	24,665,000
Corporate expenses	—	3,245,000	—	3,245,000
Non-cash compensation	—	352,000	—	352,000
Depreciation and amortization	2,709,000	1,447,000	—	4,156,000

Total operating expenses	20,889,000	24,228,000	—	45,117,000

Broadcast operating income	15,307,000	20,045,000		35,352,000
INTEREST EXPENSE, INCLUDING AMORTIZATION OF DEFERRED FINANCING COSTS	112,000	14,219,000	—	14,331,000
GAIN ON SALE OF ASSETS, net	—	—	—
OTHER INCOME, net	38,000	(90,000)	—	(52,000)

Income before provision for income taxes	15,233,000	5,736,000	—	20,969,000
PROVISION FOR INCOME TAXES	—	8,178,000	—	8,178,000
EQUITY IN INCOME OF SUBSIDIARIES	—	15,233,000	(15,233,000)	—

NET INCOME	$15,233,000	$12,791,000	$(15,233,000)	$12,791,000

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$15,233,000	$7,756,000		$7,756,000

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2001
(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
REVENUE:
Broadcast revenue, including barter revenue	$30,217,000	$170,019,000	$—	$200,236,000
Less: agency commissions	3,330,000	20,490,000	—	23,820,000

Net broadcast revenue	26,887,000	149,529,000	—	176,416,000

OPERATING EXPENSES:
Program and technical	5,078,000	23,460,000	—	28,538,000
Selling, general and administrative	12,237,000	45,207,000	—	57,444,000
Corporate expenses	—	5,876,000	—	5,876,000
Non-cash compensation	—	713,000	—	713,000
Depreciation and amortization	82,763,000	11,274,000	—	94,037,000

Total operating expenses	100,078,000	86,530,000	—	186,608,000

Broadcast operating (loss) income	(73,191,000)	62,999,000	—	(10,192,000)
INTEREST EXPENSE, including amortization of deferred financing costs	210,000	46,201,000	—	46,411,000
GAIN ON SALE OF ASSETS, net	—	4,228,000	—	4,228,000
OTHER INCOME, net	10,000	620,000	—	630,000

(Loss) income before benefit for income taxes and extraordinary loss	(73,391,000)	21,646,000	—	(51,745,000)
BENEFIT FOR INCOME TAXES	—	17,076,000	—	17,076,000
EQUITY IN LOSSES OF SUBSIDIARY	—	(73,391,000)	73,391,000	—

NET LOSS BEFORE EXTRAORDINARY LOSS	(73,391,000)	(34,669,000)	73,391,000	(34,669,000)
EXTRAORDINARY LOSS ON DEBT RETIREMENT, net of taxes	—	5,207,000	—	5,207,000

NET LOSS	$(73,391,000)	$(39,876,000)	$73,391,000	$(39,876,000)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(73,391,000)	$(54,981,000)		$(54,981,000)

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS
For the Nine Months Ended September 30, 2002
(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
REVENUE:
Broadcast revenue, including barter revenue	$111,039,000	$13,212,000	$—	$248,251,000
Less: Agency commissions	12,742,000	16,564,000	—	29,306,000

Net broadcast revenue	98,297,000	120,648,000	—	218,945,000

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization shown below	16,383,000	20,422,000	—	36,805,000
Selling, general and administrative	35,585,000	34,202,000	—	69,787,000
Corporate expenses	—	9,002,000	—	9,002,000
Non-cash compensation	—	994,000	—	994,000
Depreciation and amortization	6,861,000	6,068,000	—	12,929,000

Total operating expenses	58,829,000	70,688,000	—	129,517,000

Broadcast operating income	39,468,000	49,960,000	—	89,428,000
INTEREST EXPENSE, including amortization of deferred financing costs	1,693,000	44,365,000	—	46,058,000
GAIN ON SALE OF ASSETS, net	—	—	—	—
OTHER INCOME, net	(77,000)	1,090,000	—	1,013,000

Income before provision for income taxes and cumulative effect of accounting change	37,698,000	6,685,000	—	44,383,000
PROVISION FOR INCOME TAXES	—	17,089,000	—	17,089,000

Income before cumulative effect of accounting change	37,698,000	(10,404,000)	—	27,294,000
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax	23,229,000	—	—	23,229,000
EQUITY IN INCOME OF SUBSIDIARIES	—	14,469,000	(14,469,000)	—

Net loss	$14,469,000	$4,065,000	$(14,469,000)	$4,065,000

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$14,469,000	$(11,040,000)		$(11,040,000)

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2001
(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,391,000)	$(39,876,000)	$73,391,000	$(39,876,000)
Adjustments to reconcile net loss to net cash from operating activities:
Deprecation and amortization	82,763,000	11,274,000	—	94,037,000
Amortization of debt financing costs, unamortized discount and deferred interest	—	1,454,000	—	1,454,000
Deferred income taxes and reduction in valuation reserve on deferred income taxes	500,000	(19,338,000)	—	(18,838,000)
Non-cash compensation to officers	—	713,000	—	713,000
Loss on write-off of investments	—	1,206,000	—	1,206,000
Gain on sale of assets, net	—	(4,228,000)	—	(4,228,000)
Extraordinary loss on debt retirement	—	7,771,000	—	7,771,000
Effect of changes in operating assets and liabilities—
Trade accounts receivable	(6,836,000)	2,328,000	—	(4,508,000)
Due to Corporate/from Subsidiaries	(3,495,000)	3,495,000	—	—
Income tax receivable	—	476,000	—	476,000
Prepaid expenses and other	(800,000)	235,000	—	(565,000)
Other assets	(26,000)	(112,000)	—	(138,000)
Accounts payable	466,000	(10,659,000)	—	(10,193,000)
Accrued expenses and other	1,107,000	7,547,000	—	8,654,000

Net cash flows from operating activities	288,000	(37,714,000)	73,391,000	35,965,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(226,000)	(4,584,000)	—	(4,810,000)
Investment in Subsidiaries	—	73,391,000	(73,391,000)	—
Equity investments	—	(447,000)	—	(447,000)
Proceeds from sale of assets	—	69,432,000	—	69,432,00
Deposits and payments for station purchases	—	(205,540,000)	—	(205,540,000)

Net cash flows from investing activities	(226,000)	(67,748,000)	(73,391,000)	(141,365,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(308,719,000)	—	(308,719,000)
Proceeds from debt issuances	—	300,000,000	—	300,000,000
Deferred financing costs	—	(8,058,000)	—	(8,058,000)
Payment of preferred stock dividends	—	(15,105,000)	—	(15,105,000)
Payment of preferred stock issuance costs	—	(9,000)	—	(9,000)
Payment of preferred stock dividends	—	(15,105,000)	—	(15,105,000)

Proceeds from credit facility	—	135,000,000	—	135,000,000

Net cash flows from financing activities	—	103,499,000	—	103,499,000

INCREASE IN CASH AND CASH EQUIVALENTS	62,000	(1,963,000)	—	(1,901,000)
CASH AND CASH EQUIVALENTS, beginning of period	105,000	20,774,000	—	20,870,000

CASH AND CASH EQUIVALENTS, end of period	$167,000	$18,811,000	$—	$18,978,000

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2002
(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$14,469,000	$4,065,000	$(14,469,000)	$4,065,000
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	6,861,000	6,068,000	—	12,929,000
Amortization of debt financing costs, unamortized discount and deferred interest	—	1,629,000	—	1,629,000
Deferred income taxes	12,967,000	3,733,000	—	16,700,000
Non-cash compensation to offiers	—	994,000	—	994,000
Cumulative effect of accounting change	23,229,000	—	—	23,229,000
Loss on write-down of investments	—	750,000		750,000
Loss on retirement of assets	—	113,000	—	113,000
Effect of change in operating assets and liabilities—
Trade accounts receivable, net	3,418,000	(10,898,000)	—	(7,480,000)
Due to Corporate/from Subsidiaries	17,792,000	(17,792,000)	—	—
Income tax receivable	—	111,000	—	111,000
Prepaid expenses and other	181,000	(659,000)	—	(478,000)
Other assets	2,663,000	(4,926,000)	—	(2,263,000)
Accounts payable	23,000	(115,000)	—	(92,000)
Accrued expenses and other	504,000	(10,105,000)	—	(9,601,000)

Net cash flows from operating activities	82,107,000	(27,032,000)	(14,469,000)	40,606,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(4,047,000)	$(3,572,000)	$—	$(7,619,000)
Investment in Subsidiaries	—	(14,469,000)	14,469,000	—
Equity investments	—	(503,000)	—	(503,000)
Proceeds from sale of assets	—	130,000		130,000
Deposits and payments for station purchases	(53,040,000)	—	—	(53,040,000)

Net cash flows from investing activities	(57,087,000)	(18,414,000)	14,469,000	(61,032,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(130,021,000)	—	(130,021,000)
Proceeds from issuance of common stock, net of issuance costs	—	198,812,000	—	198,812,000
Payment of preferred stock dividends	—	(15,105,000)	—	(15,105,000)
Payment for retirement of stock	—	(75,000)	—	(75,000)
Proceeds from exercise of stock options	—	615,000	—	615,000

Net cash flows from financing activities	—	54,226,000	—	54,226,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	25,020,000	8,780,000	—	33,800,000
CASH AND CASH EQUIVALENTS, beginning of period	(447,000)	32,562,000	—	32,115,000

CASH AND CASH EQUIVALENTS, end of period	$24,573,000	$41,342,000	$—	$65,915,000

The accompanying notes are an integral part of this consolidating statement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in Radio One’s Annual Report on Form 10-K for the year ended December 31, 2001. Unless otherwise noted, the terms “Radio One,” “we,” “us,” and “our” refer to Radio One, Inc. and its subsidiaries.

General

Our net broadcast revenue is derived primarily from local and national advertisers and, to a much lesser extent, tower rental income, ticket and other revenue related to special events sponsored throughout the year. Our net broadcast revenue is affected primarily by the advertising rates our radio stations are able to charge, as well as the overall demand for radio advertising time in a market.

Advertising rates are based primarily on:

•	a radio station’s audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by Arbitron;

•	the number of radio stations in the market competing for the same demographic groups; and

•	the supply of and demand for radio advertising time.

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

Depreciation and amortization of costs associated with the acquisition of radio stations and interest carrying charges have historically been significant factors in determining our overall profitability. However, with the adoption of SFAS 141 and SFAS 142, amortization has been greatly reduced in 2002 and is expected to remain at lower levels in future periods (see “Recent Accounting Pronouncements” below).

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

Performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate (a) broadcast cash flow, (b) EBITDA, and (c) after-tax cash flow. Broadcast cash flow, EBITDA, and after-tax cash flow are not measures of performance or liquidity calculated in accordance with GAAP; however, we believe that these measures are useful to an investor in evaluating us because these measures are widely used in the broadcast industry as a measure of a radio broadcasting company’s performance. Nevertheless, broadcast cash flow, EBITDA and after-tax cash flow should not be considered in isolation from nor as substitutes for operating income, net income, cash flow, or other consolidated income or cash flow statement data computed in accordance with GAAP, nor as a measure of our profitability or liquidity. Despite their limitations, broadcast cash flow and EBITDA are widely used in the broadcasting industry to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, particularly in the case of acquisitions. By eliminating such effects, broadcast cash flow provides a meaningful measure of comparative radio station performance, and EBITDA provides a meaningful measure of overall Company performance after taking into account corporate operating expenses related to the employment of the senior management team and other overhead costs associated with running a large, publicly-traded broadcasting company.

Several factors affected our results of operations for the quarter and nine months ended September 30, 2002 that did not similarly affect the corresponding period of the prior year: (1) on August 10, 2001, we acquired Blue Chip Broadcasting, Inc., owner and operator of 16 radio stations in five markets; (2) during the third quarter of 2001, we began operating two new stations in the Atlanta, Georgia market; and (3) in April 2002, we completed an offering of 10,252,696 shares of our class D common stock, raising approximately $198.8 million after deducting offering costs. Approximately $130.0 million of the proceeds of the offering were used to repay a portion of amounts outstanding under our credit facility and approximately $53.0 million was used to complete the purchase of WHTA-FM in the Atlanta, Georgia market.

RESULTS OF OPERATIONS

Comparison of periods ended September 30, 2001 to the periods ended September 30, 2002
(all periods are unaudited—all numbers in 000s except per share data).

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2002
STATEMENT OF OPERATIONS DATA:
REVENUE:
Broadcast revenue	$75,033	$91,279	$200,236	$248,251
Less: Agency commissions	8,827	10,810	23,820	29,306

Net broadcast revenue	66,206	80,469	176,416	218,945

OPERATING EXPENSES:
Programming and technical	10,531	12,699	28,538	36,805
Selling, G&A	21,238	24,665	57,444	69,787
Corporate expenses	2,353	3,245	5,876	9,002
Non-cash compensation	238	352	713	994
Depreciation & amortization	31,662	4,156	94,037	12,929

Total operating expenses	66,022	45,117	186,608	129,517

Operating income (loss)	184	35,352	(10,192)	89,428
INTEREST EXPENSE	15,993	14,331	46,411	46,058
(LOSS) GAIN ON SALE OF ASSETS, net	(44)	—	4,228	—
OTHER INCOME (EXPENSE), net	630	(52)	630	1,013

(Loss) Income before (benefit) provision for income taxes, extraordinary items, and cumulative effect of accounting change	(15,223)	20,969	(51,745)	44,383
(BENEFIT) PROVISION FOR INCOME TAXES	(5,134)	8,178	(17,076)	17,089

Net (loss) income before extraordinary item and cumulative effect of accounting change	$(10,089)	12,791	(34,669)	27,294
EXTRAORDINARY LOSS ON DEBT RETIREMENT, net of taxes	—	—	5,207	—
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of taxes	—	—	—	(23,229)

Net (loss) income	$(10,089)	12,791	$(39,876)	$4,065

	Three Months Ended September 30, 2001	Three Months Ended September 30, 2002	Nine Months Ended September 30, 2001	Nine Months Ended September 30, 2002
Net (loss) income applicable to Common shareholders	$(15,124)	$7,756	$(54,981)	$(11,040)

BASIC AND DILUTED DATA PER COMMON SHARE:
Net income (loss) per share before extradordinary item and cumulative effect of accounting change	$(0.16)	$0.07	$(0.56)	$0.12
Extraordinary item per share	—	—	(0.06)	—
Cumulative effect of accounting change per share	—	—	—	(0.23)
Net income (loss) per share applicable to common shareholders	(0.16)	$0.07	(0.62)	(0.11)

OTHER DATA:
Broadcast cash flow (a)	$34,437	$43,105	$90,434	$112,353
Broadcast cash flow margin	52.0%	53.6%	51.3%	51.3%
EBITDA (b)	$32,084	$39,860	$84,558	$103,351
EBITDA margin	48.5%	49.5%	47.9%	47.2%
After-tax cash flow (c)	$12,210	$21,600	$28,288	$45,863

Capital expenditures	1,970	2,504	4,810	7,619

Weighted average shares outstanding —basic (d)	91,687	104,538	88,936	100,755
Weighted average shares outstanding —diluted (d)	91,687	104,892	88,936	100,755

SAME STATION RESULTS(e):
Net revenue	$64,150	$72,464	$173,789	$192,786
Broadcast cash flow	33,550	40,140	89,225	103,083
Broadcast cash flow margin	52.3%	55.4%	51.3%	53.5%

Net broadcast revenue increased to approximately $80.5 million for the quarter ended September 30, 2002 from approximately $66.2 million for the quarter ended September 30, 2001 or 22%. Net broadcast revenue increased to approximately $218.9 million for the nine months ended September 30, 2002 from approximately $176.4 million for the nine months ended September 30, 2001 or 24%. Approximately $9.5 million and $21.5 million of the increase for the quarter and nine months ended September 30, 2002, respectively, was attributable to stations acquired in our August 2001 acquisition of Blue Chip Broadcasting, Inc. Additional revenue was derived from continuing broadcast revenue growth in most of our existing markets and from two stations we began operating in the Atlanta, Georgia market during the third quarter of 2002.

Operating expenses excluding depreciation, amortization and non-cash compensation increased to approximately $40.6 million for the quarter ended September 30, 2002 from approximately $34.1 million for the quarter ended September 30, 2001 or 19%. Operating expenses excluding depreciation, amortization and non-cash compensation increased to approximately $115.6 million for the nine months ended September 30, 2002 from approximately $91.9 million for the nine months ended September 30, 2001 or 26%. These increases were related to (1) our expansion within the markets in which we operate, including increased variable costs associated with increased revenue, (2) start-up and expansion expenses in certain markets with new radio stations or new radio station formats, (3) expenses associated with the radio stations we have acquired since July 1, 2001 and (4) higher corporate expenses due to rapid expansion and the escalating costs associated with operating a national, publicly-traded company, particularly insurance costs, health care costs and legal and regulatory fees and expenses.

Depreciation and amortization expense decreased to approximately $4.2 million for the quarter ended September 30, 2002 from approximately $31.7 million for the quarter ended September 30, 2001 or 87%. Depreciation and amortization expense decreased to approximately $12.9 million for the nine months ended September 30, 2002 from approximately $94.0 million for the nine months ended September 30, 2001 or 86%. These decreases were attributable to lower amortization expense resulting from our adoption of SFAS 142 (see “Recent Accounting Pronouncements” below).

Operating income increased to approximately $35.4 million for the quarter ended September 30, 2002 from approximately $0.2 million for the quarter ended September 30, 2001. Operating income increased to approximately $89.4 million for the nine months ended September 30, 2002 from an operating loss of $10.2 million for the nine months ended September 30, 2001. These increases in operating income were attributable to higher revenue and lower amortization expense resulting from the adoption of SFAS 142 as discussed above.

Interest expense decreased to approximately $14.3 million for the quarter ended September 30, 2002 from approximately $16.0 million for the quarter ended September 30, 2001 or 11%. Interest expense decreased to approximately $46.1 million for the nine months ended September 30, 2002 from approximately $46.4 million for the nine months ended September 30, 2001 or 1%. These decreases related primarily from our having reduced outstanding bank debt by approximately $130 million using proceeds from our April 2002 equity offering, as well as lower interest rates on that bank debt. Interest rates were lower because our declining leverage resulted in a reduction in the rates we pay under our credit facility and because overall market interest rates were lower for most of 2002.

Other expense increased to approximately $0.1 million for the quarter ended September 30, 2002 compared to income of approximately $0.6 million for the quarter ended September 30, 2001. Other income increased to approximately $1.0 million for the nine months ended September 30, 2002 compared to approximately $0.6 million for the nine months ended September 30, 2001 or 67%. During the third quarter of 2002, we wrote down an approximate $0.8 million portion of our investment in New Urban Entertainment Television, which was partially offset by interest income, of which we had no similar write down in the quarter ended September 30, 2001. The increase for the nine months ended September 30, 2002 reflects the fact that we took an approximate $1.2 million write down in our investment in NetNoir, Inc. in 2001, versus the $0.8 million write down taken in 2002.

Income before provision for income taxes, extraordinary item and cumulative effect of accounting change increased to approximately $21.0 million for the quarter ended September 30, 2002 compared to a loss before benefit for income taxes, extraordinary item and cumulative effect of accounting change of approximately $15.2 million for the quarter ended September 30, 2001. Income before provision for income taxes, extraordinary item and cumulative effect of accounting change increased to approximately $44.4 million for the nine months ended September 30, 2002 compared to a loss before benefit for income taxes, extraordinary item and cumulative effect of accounting change of approximately $51.7 million for the nine months ended September 30, 2001. These increases were due primarily to higher operating income due to higher revenue and lower amortization expense resulting from the adoption of SFAS 142 during the first quarter of 2002. Particularly, for the nine months ended September 30, 2002, we incurred depreciation and amortization expense of $12.9 million compared to approximately 94.0 million for the nine months ended September 30, 2001. (see “Recent Accounting Pronouncements” below)

Extraordinary loss on retirement of debt was approximately $5.2 million for the nine months ended September 30, 2001, net of income tax benefit of approximately $2.6 million, and was related to the early retirement of our 12% Senior Subordinated Notes in May 2001. There was no corresponding charge for the quarter or nine months ended September 30, 2002.

Cumulative effect of accounting change was $23.2 million for the nine months ended September 30, 2002, and was due to the write down of certain of our FCC broadcast licenses, net of tax in the amount of $14.6 million, in accordance with our adoption of SFAS 142, effective January 1, 2002 (see “Recent Accounting Pronouncements” below).

Net income increased to approximately $12.8 million for the quarter ended September 30, 2002 compared to a loss of approximately $10.1 million for the quarter ended September 30, 2001. This increase was due to higher income before provision for income taxes, extraordinary item and cumulative effect of an accounting change, partially offset by a provision for income taxes compared to the previous year’s loss before benefit for income taxes, extraordinary item and cumulative effect of accounting change, partially offset by a benefit for income taxes. Assuming the adoption of SFAS 142 had occurred at the beginning of 2001, net income would have been approximately $8.7 million and $15.2 million for the quarter and nine months ended September 30, 2001, respectively. Net income increased to approximately $4.1 million for the nine months ended September 30, 2002 compared to a loss of approximately $39.9 million for the nine months ended September 30, 2001. This increase was due to income before provision for income taxes, extraordinary item and cumulative effect of an accounting change in 2002, partially offset by a provision for income taxes compared to the previous year’s loss before benefit for income taxes, extraordinary item and cumulative effect of accounting change, partially offset by a benefit for income taxes. The nine month period increase in net income was also partially offset by the effect of the adoption of SFAS 142 during the first quarter of 2002, which resulted in a one time charge of approximately $23.2 million.

As a result of the factors listed above and preferred stock dividends of approximately $5.0 million and $15.1 million for the quarter and nine months ended September 30, 2002 and 2001, respectively, net income attributable to common shareholders increased to approximately $7.8 million for the quarter ended September 30, 2002 from a loss of approximately $15.1 million for the quarter ended September 30, 2001. Net loss attributable to common shareholders decreased to approximately $11.0 million for the nine months ended September 30, 2002 from a loss of approximately $55.0 for the nine months ended September 30, 2001.

Other Data

Broadcast cash flow increased to approximately $43.1 million for the quarter ended September 30, 2002 from approximately $34.4 million for the quarter ended September 30, 2001 or 25%. Broadcast cash flow increased to approximately $112.4 million for the nine months ended September 30, 2002 from approximately $90.4 million for the nine months ended September 30, 2001 or 24%. These increases were attributable primarily to the increases in net broadcast revenue partially offset by higher operating expenses as described above.

EBITDA increased to approximately $39.9 million for the quarter ended September 30, 2002 from approximately $32.1 million for the quarter ended September 30, 2001 or 24%. EBITDA increased to approximately $103.4 million for the nine months ended September 30, 2002 from approximately $84.6 million for the nine months ended September 30, 2001 or 22%. These increases were attributable primarily to the increase in net broadcast revenue, partially offset by higher operating expenses and higher corporate expenses associated with our overall growth as described above.

After-tax cash flow increased to approximately $21.6 million for the quarter ended September 30, 2002 from approximately $12.2 million for the quarter ended September 30, 2001 or 77%. After-tax cash flow increased to approximately $45.9 million for the nine months ended September 30, 2002 from approximately $28.3 million for the nine months ended September 30, 2001 or 62%. These increases were attributable primarily to the increases in broadcast cash flow and EBITDA partially offset by higher current taxes (versus a tax benefit in 2001) in 2002 compared to 2001.

(a)
“Broadcast cash flow” is defined as operating income plus corporate expenses, non-cash compensation and depreciation and amortization of both tangible and intangible assets. Broadcast cash flow margin is defined as broadcast cash flow divided by net broadcast revenue.

(b)	“EBITDA” is defined as broadcast cash flow minus corporate expenses. EBITDA margin is defined as EBITDA divided by net broadcast revenue.

(c)
“After-tax cash flow” is defined as income before provision/(benefit) for income taxes, extraordinary items and cumulative effect of accounting change plus depreciation and amortization, non-cash compensation, non-cash interest expense and loss/(gain) on investments, less the current income tax provision/(benefit) and preferred stock dividends.

(d)	As of September 30, 2002, we had 104,538,000 shares of common stock outstanding on a weighted average basis and 104,892,000 shares of common stock outstanding for fully diluted purposes.

(e)	Same station results include results only for those stations owned and/or operated by us for at least one month of the three-month period presented.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, commitments available under our bank credit facility and other debt or equity financing. We have a bank credit facility under which we have borrowed $350.0 million in term loans and may borrow up to $250.0 million on a revolving basis, and from which we have historically drawn down funds as capital was required, primarily for acquisitions. As of September 30, 2002, we were able to borrow up to approximately $189.0 million, taking into account the covenant restrictions in effect on that date. In 2003, a minimum principal payment in the amount of $52.5 million will be due in equal quarterly installments of approximately $13.1 million.

The credit facility requires that we comply with certain financial covenants limiting our ability to incur additional debt. Such terms also place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things. The credit facility also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit our ability to borrow under the credit facility or to otherwise raise funds in the debt market.

Both the revolving commitment and term loan borrowings under our credit facility bear interest, at our option, at a rate equal to either LIBOR plus a spread that ranges from .625% to 2.00% or the prime rate plus a spread of up to 1.00%, depending on our leverage ratio. Under the bank credit facility, we may be required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. We have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that bank pay to us a variable rate equal to three-month LIBOR. As of September 30, 2002, we had swap agreements in place for a total notional amount of $350.0 million. Effective December 2, 2002, we will have swap agreements in place for a total notional amount of $225.0 million. The swap agreements range in duration from 20 to 46 months.

Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party, however, we do not anticipate non-performance. All of the swap agreements are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The valuation of each of these swap agreements is affected by the change in the three-month LIBOR rates and the remaining term of the agreement. Any increase in the three-month LIBOR rate results in a more favorable valuation, while a decrease in the three-month LIBOR rate results in a less favorable valuation. The following table summarizes the interest rates that will be in effective with respect to certain of our debt as of December 2, 2002.

Type of Debt	Amount Outstanding	Applicable Interest Rate

Senior bank term debt (subject to a 46 month fixed swap) (1)	$100.0 million	4.39%

Senior bank term debt (subject to a 36 month fixed swap) (1)	$50.0 million	4.01%

Senior bank term debt (subject to a 24 month fixed swap) (1)	$50.0 million	3.55%

Senior bank term debt (subject to a 20 month fixed swap)	$25.0 million	4.51%

Senior bank term debt (subject to variable interest rates) (2)	$125.0 million	approximately 2.80%

8-7/8% senior subordinated notes (fixed rate)	$300.0 million	8.88%

(1)	A total of $200.0 million is subject to fixed rate swap agreements that will become effective on December 2, 2002.
(2)	Subject to rolling 90-day LIBOR plus a spread currently at 1.00% and incoporated into the applicable interest rate outlined above.
(3)
Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our credit agreement. That spread is currently set at 1.00% and is incorporated into the applicable interest rates outlined above.

We have used, and may continue to use, a significant portion of our capital resources to consummate acquisitions. These acquisitions have been and may continue to be funded from one or a combination of the following sources: (i) our credit facility, (ii) the proceeds of the historical offerings of our common stock, (iii) the proceeds of future equity or debt offerings, and (iv) internally generated cash flow.

The following table provides a comparison of our statements of cash flows for the nine month periods ended 2001 and 2002.

	Nine Months Ended September 30,
	2001	2002
Net cash flows from operating activities	35,965,000	40,606,000
Net cash used in investing activities	(141,365,000)	(61,032,000)
Net cash from financing activities	103,499,000	54,226,000

Net cash flows from operating activities were approximately $40.6 million and $36.0 million for the nine months ended September 30, 2002 and 2001, respectively. This increase was due primarily to higher operating income partially offset by an increase in cash used for working capital purposes. The increase in cash used for working capital purposes was primarily related to an increase in trade accounts receivable and a decrease in accrued expenses. Depreciation and amortization expense decreased to approximately $12.9 million for the nine months ended September 30, 2002 from approximately $94.0 million for the nine months ended September 30, 2001 or 86% due primarily to the adoption of SFAS 142 on January 1, 2002 (see “Recent Accounting Pronouncements” below).

Net cash flows used in investing activities were approximately $61.0 million and $141.4 million for the nine months ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2002, we completed the acquisition of the assets of WHTA-FM (formerly WPEZ-FM), in the Atlanta, Georgia market from U.S. Broadcasting Limited Partnership for approximately $56.0 million. During the nine months ended September 30, 2001, we acquired (i) Nash Communications Corporation, owner and operator of WILD-AM in the Boston, Massachusetts market for approximately $4.5 million in cash and 63,492 shares of our class A common stock, (ii) WTLC-AM and the intellectual property of WTLC-FM in the Indianapolis, Indiana market for approximately $8.3 million in cash, (iii) KTXQ-FM (formerly KDGE-FM) in the Dallas, Texas market for approximately $52.6 million in cash, (iv) WCDX-FM, WRHH-FM (formerly WPLZ-FM), WGCV-AM, and WJMO-FM (formerly WJRV-FM) in the Richmond, Virginia market for approximately $34.0 million in cash and (v) Blue Chip Broadcasting, Inc., owner and/or operator of sixteen radio stations in six markets, for an approximately $190.0 million combination of cash and 5,773,824 shares of our class D common stock. During the nine months ended September 30, 2001 we completed the sale of (i) KJOI-AM (formerly KLUV-AM) in the Dallas, Texas market for approximately $16.0 million in cash, (ii) WDYL-FM in the Richmond, Virginia market, and two radio stations, WJMZ-FM and WPEK-FM, in the Greenville, South Carolina market for approximately $52.5 million in cash and (iii) WARV-FM in the Richmond, Virginia market for approximately $1.0 million in cash. During that period, we also made an escrow deposit of $2.8 million for the acquisition of WHTA-FM, in the Atlanta, Georgia market.

Net cash flows from financing activities were approximately $54.2 million and $103.5 for the nine months ended September 30, 2002 and 2001, respectively. During the nine months ended September 30, 2002, we completed an offering of 10,252,696 shares of class D common stock at an offering price of $20.25 per share. Through this offering, we received proceeds of approximately $198.8 million after deducting offering costs. Approximately $130.0 million of the proceeds were used to repay a portion of amounts outstanding under our credit facility. During the nine months ended September 30, 2001, we completed the sale of $300.0 million of 8-7/8% Subordinated Notes due July 2011. Approximately $200.0 million of the proceeds were used to repay a portion of amounts outstanding under our credit facility. Approximately $91.1 million was used to redeem our 12% Senior Subordinated Notes due 2004. We also had $135.0 million drawn on the $250.0 million revolving portion of our credit facility to fund partially the acquisition of four radio stations from Sinclair Telecable, Inc. and Commonwealth Broadcasting, Inc. and the outstanding stock of Blue Chip Broadcasting, Inc., owner and/or operator of 16 radio stations.

Our balance of cash and cash equivalents was approximately $32.1 million as of December 31, 2001. Our balance of cash and cash equivalents was approximately $65.9 million as of September 30, 2002.

In addition to debt service and quarterly dividend payments of approximately $5.0 million on our 6.5% Convertible Preferred Securities, our principal liquidity requirements are working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, acquisitions of additional radio stations and/or investments in other media related opportunities. Capital expenditures for the nine months ended September 30, 2002 were approximately $7.6 million. We estimate that for all of 2002, capital expenditures will total approximately $10.5 to $11.0 million.

We believe that our current cash and cash investment balances, as well as anticipated cash flows generated from operations, will be sufficient to meet our working capital, capital expenditure and debt service requirements through at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142 (SFAS 142) “Goodwill and Other Intangible Assets.” SFAS 142 requires a non-amortization approach to account for purchased goodwill and certain intangibles. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operation, but instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the carrying value of goodwill and certain intangibles is more than its fair value. We began adopting the provisions of this statement on July 1, 2001. The adoption of this accounting standard has eliminated the amortization of goodwill and FCC broadcast licenses commencing January 1, 2002. We recorded amortization expense of approximately $29.4 million and $85.1 million for the quarter and nine months ended September 30, 2001, respectively, but did not record similar amortization expense for the quarter and nine months ended September 30, 2002 as a result of the adoption of SFAS 142.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but rather reflect our current expectations concerning future results and events. You can identify these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions. We cannot guarantee that we will achieve the plans, intentions or expectations set forth in the forward looking statements. Because these statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ materially from those forecast or anticipated in the forward-looking statement. These risks, uncertainties and factors include, but are not limited to:

•	economic conditions, both generally and relative to the radio broadcasting industry;

•	risks associated with our acquisition strategy;

•	the highly competitive nature of the broadcast industry;

•	our high degree of leverage; and

•	other factors described in this Form 10-Q and our annual report on Form 10-K.

You should not place undue reliance on these forward-looking statements, which reflect our view as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

Item 4.    Controls and Procedures

Within 90 days of the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our CEO’s and CFO’s last evaluation.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

In November 2001, Radio One and certain of its officers and directors were named as defendants in a class action complaint filed in the United States District Court for the Southern District of New York. Similar complaints were filed in the same court against hundreds of other public companies that conducted initial public offerings of their common stock in the late 1990s. The complaint alleges that Radio One’s offering documents filed with the SEC in May 1999 and November 1999 contained untrue statements of material fact or omissions of material fact related to the conduct of the underwriters conducting the offerings. The plaintiffs claim that Radio One violated Sections 11 and 12 of the Securities Act of 1933. The plaintiffs seek unspecified monetary damages and other relief. Radio One believes that these claims are without merit and intends to vigorously defend itself. Radio One also maintains directors and officers liability insurance that it believes will be applicable to this litigation, and Radio One may be entitled to indemnification by the underwriters in the event of an adverse result. On October 9, 2002, the court approved a stipulation of the parties as to the dismissal of the individual defendants from the lawsuit, without prejudice.

Radio One is from time to time engaged in legal proceedings incidental to its business. Radio One does not believe that any legal proceedings that it is currently engaged in, either individually or in the aggregate, will have a material adverse effect on Radio One.

Item 2.    Changes in Securities and Use of Proceeds

None

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6.    Exhibits and Reports on Form 8-K

(a)    EXHIBITS

Exhibit No.	Description

3.1
Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 0-25969; Film No. 631638)).

3.1.1
Certificate of Amendment (dated as of September 21, 2000) of the Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000 (File No. 0-25969; Film No. 736375)).

Exhibit No.	Description

3.2	Amended and Restated By-laws of Radio One, Inc., amended as of June 5, 2001 (incorporated by reference to Radio One’s Form 10-Q filed August 14, 2001 (File No. 0-25969; Film No. 1714323)).

3.3
Certificate Of Designations, Rights and Preferences of the 6½% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) of Radio One, Inc., as filed with the State of Delaware on July 13, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-25969; Film No. 698190)).

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    REPORTS ON FORM 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

November 8, 2002	/s/ SCOTT R. ROYSTER
Scott R. Royster Executive Vice President and Chief Financial Officer (Principal Financial Officer)

CERTIFICATIONS

I, Alfred C. Liggins, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Radio One, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002	/s/ ALFRED C. LIGGINS, III Alfred C. Liggins, III Chief Executive Officer, President and Treasurer

I, Scott R. Royster, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Radio One, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002	/s/ SCOTT R. ROYSTER Scott R. Royster Executive Vice President and Chief Financial Officer