Form 10-K
period 2002-12-31
RADIO ONE INC
filed 2003-03-31
CIK 1041657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

Commission File No. 0-25969

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 17, 2003 is as follows:

Class	Outstanding at March 17, 2003
Class A Common Stock, $.001 par value	22,398,037
Class B Common Stock, $.001 par value	2,867,463
Class C Common Stock, $.001 par value	3,132,458
Class D Common Stock, $.001 par value	76,183,285

As of March 17, 2003, based on the last sale price on the Nasdaq National Market on June 28, 2002 of $14.87 for the registrant’s Class A common stock and $14.87 for the registrant’s Class D common stock, the aggregate market value of the registrant’s voting and non-voting equity held by non-affiliates on such date was approximately $1.193 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2003 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, is incorporated by reference into Part III of this report.

RADIO ONE, INC. AND SUBSIDIARIES

Form 10-K

For the Fiscal Year Ended December 31, 2002

CERTAIN DEFINITIONS

Unless otherwise noted, the terms “Radio One,” “we,” “our” and “us” refer to Radio One, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but rather reflect our current expectations concerning future results and events. You can identify these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions. We cannot guarantee that we will achieve these plans, intentions or expectations. Because these statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ materially from those forecast or anticipated in the forward-looking statements. These risks, uncertainties and factors include, but are not limited to the factors described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Factors.”

You should not place undue reliance on these forward-looking statements, which reflect our view as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

PART I

ITEM 1.     BUSINESS

Overview

We were founded in 1980 and are the seventh largest radio broadcasting company in the United States. We are also the largest radio broadcasting company in the United States primarily targeting African-Americans. We own and/or operate 66 radio stations in 22 markets. Thirty-six of these stations (26 FM and 10 AM) are in 14 of the top 20 African-American radio markets. We also program five channels on the XM Satellite Radio system.

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

Radio One is led by our Chairperson and co-founder, Catherine L. Hughes, and her son, Alfred C. Liggins, III, our Chief Executive Officer and President, who together have over 45 years of operating experience in radio broadcasting. Ms. Hughes, Mr. Liggins and our strong management team have successfully implemented a strategy of acquiring and turning around underperforming radio stations. We believe that we are well positioned to apply our proven operating strategies to our portfolio of radio stations as, in our estimation, approximately two-thirds of our stations are not mature and have some form of upside potential remaining. We will also apply these same strategies to other radio stations in existing and new markets as attractive acquisition opportunities arise.

Significant 2002 and Recent Events

WHTA-FM Atlanta Acquisition

In April 2002, we completed the acquisition of the assets of WHTA-FM (formerly WPEZ-FM), licensed to Hampton, Georgia, from U.S. Broadcasting Limited Partnership for approximately $56.0 million. We had been operating the station under a local marketing agreement since September of 2001.

WRNB-FM Dayton Acquisition

In March 2003, we entered into an agreement to acquire the outstanding stock of Hawes-Saunders Broadcast Properties, Inc., owner and operator of WRNB-FM (formerly WROU-FM) licensed to West Carrollton, Ohio, for approximately $9.5 million in cash. WRNB-FM had been a primary competitor of one of our other stations in the Dayton market. We began operating the station under a local marketing agreement in March 2003. This acquisition increases the number of stations that we own and/or operate in the Dayton market to five. We anticipate completing this acquisition during the second quarter of 2003.

Cable Television Joint Venture

In January 2003, we signed a non-binding term sheet with Comcast Corporation providing for a joint venture to launch a cable television network featuring entertainment, news, opinion and sports-related programming targeted primarily towards 25-54-year-old African-American viewers. We expect to make a cash investment, of approximately $70.0 million, and to provide advertising and management services to the network.

Our Stations and Markets

We operate in many of the largest African-American markets. The table below provides information about our radio stations and the markets in which we operate. Audience share rank is determined by using a combination of African-American listenership above a certain threshold in a given market and the average quarter hour share rating for that station. Audience share data are for the 12+ demographic and derived from the Arbitron Survey four book averages ending with the Fall 2002 Arbitron Survey. In the Miami market, we provide no audience share data because we do not subscribe to the Arbitron service for our station, which is programmed in a non-urban format. Population estimates were provided by Claritas, Inc. Estimated 2002 radio revenues are from BIA Financial’s Investing in Radio Market Report, 2003 First Edition.

Radio One Stations and Markets

	Radio One				Market Data
	Number of Stations		African-American Market	Entire Market			Estimated 2002 MSA Population
Market	FM	AM	Audience Share Rank	Four Book Average (Ending Fall 2002) Audience Share	Estimated 2002 Annual Radio Revenue ($ millions)	Ranking by Size of African-American Population	Total (in millions)	African-American %
Washington, DC	2	2	1	12.4	$358.4	3	4.6	28.3%
Atlanta	4	—	1	14.6	368.8	4	4.3	30.0
Detroit	2	1	2	7.3	263.4	5	4.6	22.8
Philadelphia	2	—	2	5.7	311.3	6	5.1	20.7
Los Angeles	1	—	1	3.4	956.0	7	12.6	8.0
Miami	—	1	n/a	n/a	275.3	8	4.0	21.1
Houston	2	—	1	10.4	355.4	9	4.9	16.8
Dallas	2	—	2	4.2	386.8	10	5.3	14.1
Baltimore	2	2	1	14.2	134.7	11	2.6	28.3
St. Louis	1	—	2	2.9	133.6	15	2.6	18.9
Cleveland	2	2	1	13.4	119.1	17	2.1	19.9
Charlotte	1	—	2	3.1	115.8	18	1.6	20.9
Richmond	4	1	1	19.5	54.5	19	1.0	30.8
Boston	1	1	1	2.9	341.1	20	4.5	6.5
Raleigh-Durham	4	—	1	21.5	81.4	22	1.2	22.8
Cincinnati	1	1	1	6.9	131.6	28	2.0	12.2
Columbus	3	—	1	10.9	99.5	31	1.6	14.2
Indianapolis	3	1	1	15.8	99.6	32	1.5	15.0
Minneapolis	1	—	1	3.7	173.0	39	3.0	6.5
Augusta	4	1	1	14.0	17.0	45	0.5	35.1
Louisville	6	—	1	21.6	57.5	48	1.1	14.4
Dayton	4	1	1	16.2	46.3	52	1.0	14.4

Total	52	14

The African-American Market Opportunity

We believe that operating urban-formatted radio stations primarily targeting African-Americans has significant growth potential for the following reasons:

Rapid African-American Population Growth.    From 1990 to 2000, the African-American population increased from approximately 30.0 million to 36.4 million, a 21.3% increase, compared to a 12.0% increase in the non-African-American population. Furthermore, the African-American population is expected to increase to approximately 40.0 million by 2010, a 9.9% increase from 2000, compared to an expected increase during the same period of 6.0% for the non-African-American population. (Source: U.S. Census Bureau, Census 2000).

Higher African-American Income Growth.    The economic status of African-Americans improved at an above-average rate over the past two decades. The per capita income of African-Americans increased 59.0% between 1980 and 2000, while that of the overall population increased 43.3%. (Source: “The U.S. African-American Market-Packaged Facts,” MarketResearch.com). African-American buying power was estimated at $645.9 billion for 2002, up 104.0% from 1990, compared to an increase of 78.4% for the overall population. In 2002, African-Americans accounted for 8.5% of the nation’s total buying power, up from 7.4% in 1990. (Source: “The Multicultural Economy 2002,” Dr. Jeffrey M. Humphreys). In addition, the African-American consumer tends to have a different consumption profile than non-African-Americans. An annual report published by Target Market News provides a list of products and services for which African-American households spent more than white households. In the most recent such annual report, there were dozens of such products and services listed in categories such as apparel and accessories, books, cars and trucks, consumer electronics, food, personal care products, telephone service and transportation. (Source: The 2002 Report on the Buying Power of Black America, Target Market News).

Growth in Advertising Targeting the African-American Market.    We believe that large corporate advertisers are becoming more focused on reaching minority consumers in the United States. The African-American community is considered an emerging growth market within the mature domestic market. It is estimated that major national advertisers spent over $1.7 billion on advertising that targets African-American consumers in 2002, up from $803 million in 1993. (Source: Target Market News, 2002). We believe that many large corporations are expanding their commitment to ethnic advertising.

Growing Influence of African-American Culture.    We believe that there continues to be an ongoing “urbanization” of many facets of American society as evidenced by the influence of African-American culture in the areas of music (for example, hip-hop and rap music), film, fashion, sports and urban-oriented television shows and networks. We believe that many companies from a broad range of industries and prominent fashion designers have embraced this urbanization trend in their products, as well as their advertising messages.

Growing Popularity of Radio Formats Primarily Targeting African-Americans.    We believe that urban programming has been expanded to target a more diverse urban listener base and has become more popular with listeners and advertisers over the past ten years. The number of urban radio stations has increased from 450 in 1994 to 646 in 2002, or by 43.6%. (Source: The M Street Corp., Format Trends from 1992 to 2002, Counts as of June 2002). In Fall 2002, urban radio stations accounted for 9.1% of radio listening among persons 12 and older, up 11.0% from 8.2% in Fall 1998. (Source: Arbitron, Inc., 2003).

Concentrated Presence of African-Americans in Urban Markets.    In 2002, approximately 70.3% of the African-American population was located in the top 60 African-American markets. (Source: Claritas, Inc., 2003). Relative to radio broadcasters targeting a broader audience, we believe we can cover the various segments of our target market with fewer programming formats and therefore fewer radio stations than the maximum per market allowed by the FCC.

Strong African-American Listenership and Loyalty.    In 2001, African-Americans, age 12 and older, spent 24.0 hours per week listening to radio. This compares to 20.5 hours per week for all Americans, age 12 and older. (Source: Arbitron 2001 Black Radio Today and Arbitron 2001 Radio Today, 2002). We believe that African-American radio listeners exhibit greater loyalty to radio stations that target the African-American community because those radio stations become a valuable source of entertainment and information responsive to the community’s interests and lifestyles.

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

Top 60 African-American Radio Markets in the United States

In the table below, boxes and bold text indicate markets where we own and/or operate radio stations. Population estimates are for 2002 and are based upon data provided by Claritas, Inc.

Rank	Market	African-American Population in the Market	African-Americans as a Percentage of the Overall Population in the Market
		(in thousands)
1	New York, NY	3,317	18.4%
2	Chicago, IL	1,727	19.0

3	Washington, DC	1,316	28.3
4	Atlanta, GA	1,287	30.0
5	Detroit, MI	1,055	22.8
6	Philadelphia, PA	1,045	20.7
7	Los Angeles, CA	999	8.0
8	Miami-Ft. Lauderdale-Hollywood, FL	843	21.1
9	Houston-Galveston, TX	826	16.8
10	Dallas-Ft. Worth, TX	749	14.1
11	Baltimore, MD	729	28.3

12	Memphis, TN	544	43.8
13	San Francisco, CA	543	7.9
14	Norfolk-Virginia Beach-Newport News, VA	497	32.5

15	St. Louis, MO	496	18.9

16	New Orleans, LA	495	38.2

17	Cleveland, OH	427	19.9
18	Charlotte-Gastonia-Rock Hill, NC	325	20.9
19	Richmond, VA	313	30.8
20	Boston, MA	297	6.5

21	Birmingham, AL	288	28.7

22	Raleigh-Durham, NC	283	22.8

23	Milwaukee-Racine, WI	268	15.8
24	Greensboro-Winston-Salem-High Point, NC	263	20.5
25	Tampa-St. Petersburg-Clearwater, FL	259	10.6
26	Jacksonville, FL	255	22.0
27	Nassau-Suffolk (Long Island), NY	247	8.9

28	Cincinnati, OH	244	12.2

29	Kansas City, MO	241	13.4
30	Orlando, FL	230	15.4

31	Columbus, OH	228	14.2
32	Indianapolis, IN	226	15.0

33	Middlesex-Somerset-Union, NJ	208	13.0
34	Jackson, MS	207	46.1
35	Seattle-Tacoma, WA	207	5.7
36	Nashville, TN	203	16.0
37	Pittsburgh, PA	202	8.6
38	Baton Rouge, LA	199	32.4

39	Minneapolis-St. Paul, MN	196	6.5

40	Riverside-San Bernardino, CA	188	10.0
41	Columbia, SC	180	32.6
42	San Diego, CA	178	6.2
43	West Palm Beach-Boca Raton, FL	174	14.9
44	Charleston, SC	174	31.2

45	Augusta, GA	170	35.1

46	Greenville-Spartanburg, SC	163	17.6
47	Greenville-New Bern-Jacksonville, NC	156	26.4

Rank	Market	African-American Population in the Market	African-Americans as a Percentage of the Overall Population in the Market
		(in thousands)

48	Louisville, KY	154	14.4%

49	Mobile, AL	151	27.5
50	Shreveport, LA	150	38.1
51	Sacramento, CA	147	7.8

52	Dayton, OH	143	14.4

53	Lafayette, LA	143	27.4
54	Buffalo-Niagara Falls, NY	143	12.3
55	Fayetteville, NC	142	33.0
56	Las Vegas, NV	141	9.6
57	Westchester, NY	135	14.5
58	Montgomery, AL	134	39.6
59	Little Rock, AK	134	22.5
60	Denver-Boulder, CO	132	5.3

Operating Strategy

To maximize net broadcast revenue and station operating income at our radio stations, we strive to achieve the largest audience share of African-American listeners in each market, convert these audience share ratings to advertising revenue, and control operating expenses. Through our national presence we also provide advertisers with a radio station advertising platform that is a unique and powerful delivery mechanism to African-Americans. The success of our strategy relies on the following:

•	market research, targeted programming and marketing;

•	strong management and performance-based incentives;

•	radio station clustering, programming segmentation and sales bundling;

•	strategic sales efforts;

•	marketing platform to national advertisers;

•	advertising partnerships and special events; and

•	significant community involvement.

Market Research, Targeted Programming and Marketing

We use market research to tailor the programming, marketing and promotions of our radio stations to maximize audience share. We also use our research to reinforce our current programming and to identify unserved or underserved markets or segments of the African-American community in current and new markets and to determine whether to acquire a new radio station or reprogram one of our existing radio stations to target those markets or segments.

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

Strong Management and Performance-based Incentives

We focus on hiring highly motivated and talented individuals in each functional area of our organization who can effectively help us implement our growth and operating strategies. Our management team is comprised of a diverse group of individuals who bring expertise to their respective functional areas. We seek to hire and promote individuals with significant potential, the ability to operate with high levels of autonomy and the appropriate team orientation that will enable them to pursue their careers within Radio One.

To enhance the quality of our management in the areas of sales and programming, general managers, sales managers and program directors have significant portions of their compensation tied to the achievement of certain performance goals. General managers’ compensation is based partially on achieving station operating income benchmarks, which creates an incentive for management to focus on both sales growth and expense control. Additionally, sales managers and sales personnel have incentive packages based on sales goals, and program directors and on-air talent have incentive packages focused on maximizing ratings in specific target segments.

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

We believe there are several potential benefits that result from operating multiple radio stations in the same market. First, each additional radio station in a market provides us with a larger percentage of the prime advertising time available for sale within that market. Second, the more stations we program, the greater the market share we can achieve in our target demographic groups through the use of segmented programming. Third, we are often able to consolidate sales, promotional, technical support and business functions to produce substantial cost savings. Finally, the purchase of additional radio stations in an existing market allows us to take advantage of our market expertise and existing relationships with advertisers.

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

Marketing Platform to National Advertisers

Through our acquisitions, we have created a national platform of radio stations in some of the largest African-American markets. This platform reaches over 12.8 million listeners weekly, more than any other media vehicle primarily targeting African-Americans. Thus, national advertisers find advertising on all our radio stations an efficient and cost-effective way to reach this target audience. Through our corporate sales department we bundle and sell this national platform of radio stations to national advertisers thereby enhancing our revenue generating opportunities, expanding our base of advertisers, creating greater demand for our advertising time inventory and increasing the capacity utilization of our inventory and making our sales effort more efficient.

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

We believe that a radio station’s image should reflect the lifestyle and viewpoints of the target demographic group it serves. Due to our fundamental understanding of the African-American community, we believe we are able to identify music and musical styles, as well as political and social trends and issues, early in their evolution. This understanding is then integrated into all aspects of our operations and enables us to create enhanced awareness and name recognition in the marketplace. In addition, we believe our multi-level approach to community involvement leads to increased effectiveness in developing and updating our programming formats. We believe our enhanced awareness and more effective programming formats lead to greater listenership and higher ratings over the long term.

Turnaround Expertise

Many of the stations we have acquired have been, in our opinion, underperforming. By implementing our operating strategy, we have succeeded in increasing the ratings, net broadcast revenue and station operating income of many of the FM stations we have owned and/or operated. We have achieved these improvements while, in many instances, competing against larger media companies. Our turnaround strategy has been especially successful with respect to our operations in Atlanta, Detroit, Los Angeles, Richmond, Boston, Raleigh, Cincinnati and Minneapolis.

Our Station Portfolio

The following table sets forth selected information about our portfolio of radio stations. Market population data and revenue rank data are from BIA Financial’s Investing in Radio Market Report, 2003 First Edition. Audience share and audience rank data are based on Arbitron Survey four book averages ending with the Fall 2002 Arbitron Survey unless otherwise noted. As used in this table, “n/a” means not applicable or not available and “t” means tied with one or more radio stations.

						Four Book Average
	Market Rank					Audience Share in 12+ Demo- Graphic	Audience Rank in 12+ Demo- Graphic		Audience Share in Target Demo- Graphic	Audience Rank in Target Demo- Graphic
Market	2002 Metro Population	2002 Radio Revenue	Year Acquired	Format	Target Age Demographic
Washington, DC	8	7
WKYS-FM			1995	Urban	18-34	4.8	4		10.0	2
WMMJ-FM			1987	Urban AC	25-54	5.8	2		6.4	1
WYCB-AM			1998	Gospel	35+	0.8	30	(t)	0.4	36	(t)
WOL-AM			1980	Urban Talk	35+	1.0	26	(t)	0.6	32	(t)
Atlanta	11	6
WPZE-FM			1999	Gospel	25-54	5.4	3		5.6	3
WJZZ-FM			1999	NAC/Jazz	25-54	3.0	13		3.4	12
WHTA-FM			2002	Urban	18-34	4.2	6	(t)	7.6	2
WAMJ-FM(1)			n/a	Urban AC	25-54	2.0	20	(t)	2.6	17	(t)
Detroit	10	12
WDTJ-FM			1998	Urban	18-34	4.3	8		8.3	3
WDMK-FM			1998	Urban AC	25-54	2.2	18		2.9	16	(t)
WCHB-AM			1998	Urban Talk/Gospel	35+	0.8	26	(t)	1.0	25	(t)
Philadelphia	6	10
WPHI-FM			1997	Urban	18-34	2.9	14		5.6	6	(t)
WPLY-FM			2000	Alternative Rock	18-34	2.8	15	(t)	6.5	4
Los Angeles	2	1
KKBT-FM			2000	Urban	18-34	3.4	8		4.6	7
Miami	12	11
WVCG-AM(2)			2000	Ethnic	35-64	n/a	n/a		n/a	n/a
Houston	7	8
KMJQ-FM			2000	Urban AC	25-54	5.4	3		6.5	3
KBXX-FM			2000	Urban	18-34	5.0	4		8.0	2
Dallas	5	5
KBFB-FM			2000	Rhythmic	18-34	2.7	13	(t)	4.1	7
KSOC-FM(3)			2001	Urban AC	25-54	1.5	27	(t)	1.9	23
Baltimore	19	19
WERQ-FM			1993	Urban	18-34	7.1	2		13.0	1
WWIN-FM			1992	Urban AC	25-54	5.5	5		6.9	2
WOLB-AM			1992	Urban Talk	35+	0.6	19		0.5	18
WWIN-AM			1993	Gospel	35+	1.0	17		1.2	16
St. Louis	20	20
WFUN-FM			1999	Urban	18-34	2.9	16		6.1	6
Cleveland	25	24
WENZ-FM			1999	Urban	18-34	5.8	6		11.5	1
WERE-AM			1999	News/Talk	25-54	—	—		—	—
WZAK-FM			2000	Urban AC	25-54	6.0	5		7.6	3
WJMO-AM			2000	Gospel	35+	1.6	18		1.5	16
Charlotte	37	27
WCHH-FM(4)			2000	Urban	18-34	3.1	14		5.4	4	(t)
Richmond	56	48
WCDX-FM			2001	Urban	18-34	7.0	3		13.5	1
WKJS-FM			1999	Urban AC	25-54	4.5	9		5.7	6
WJMO-FM(5)			2001	R&B/Oldies	25-54	5.5	5		7.0	4
WRHH-FM(6)			2001	Urban	18-34	2.5	13		4.0	11
WROU-AM(7)			2001	Gospel	35+	0.8	20	(t)	0.9	19	(t)
Boston	9	9
WBOT-FM			1999	Urban	18-34	1.8	20		3.6	9
WILD-AM			2001	Urban AC	25-54	1.1	25	(t)	1.3	23	(t)
Raleigh-Durham	46	37
WQOK-FM			2000	Urban	18-34	8.1	1		14.7	1
WFXK-FM			2000	Urban AC	25-54	2.8	14		3.7	14
WFXC-FM			2000	Urban AC	25-54	3.4	13		4.1	12	(t)
WNNL-FM			2000	Gospel	25-54	7.2	2		7.3	1

							Four Book Average
	Market Rank						Audience Share in 12+ Demo- Graphic	Audience Rank in 12+ Demo- Graphic		Audience Share in Target Demo- Graphic	Audience Rank in Target Demo- Graphic
Market	2002 Metro Population	2002 Radio Revenue	Year Acquired		Format	Target Age Demo- Graphic
Cincinnati	26	21
WIZF-FM			2001		Urban	18-34	5.9	5		9.1	3
WDBZ-AM(8)			n/a		Urban Talk	35+	1.0	19		1.1	18
Columbus	35	30
WCKX-FM			2001		Urban	18-34	7.2	3	(t)	11.6	2
WXMG-FM			2001		R&B/Oldies	25-54	2.5	11		3.1	10
WJYD-FM			2001		Gospel	35+	1.2	23		1.1	21	(t)
Indianapolis(9)	41	29
WHHH-FM			2000		CHR	18-34	6.9	4	(t)	12.1	1
WTLC-FM(10)			2000		Urban AC	25-54	4.9	8		5.5	4
WYJZ-FM			2000		NAC/Jazz	25-54	2.2	15		2.2	15	(t)
WTLC-AM			2001		Young Gospel	25-54	1.8	16		1.3	18	(t)
Minneapolis	16	16
KTTB-FM			2001		Urban	18-34	3.7	11		6.0	5
Augusta(11)	109	123
WAEG-FM			2000		R&B/Oldies	25-54	0.5	23		0.6	23
WTHB-FM(12)			2000		R&B/Oldies	25-54	1.0	19	(t)	1.0	18
WAKB-FM			2000		Urban AC	25-54	3.8	11	(t)	5.3	9
WFXA-FM			2000		Urban	18-34	7.0	3		10.1	3
WTHB-AM			2000		Gospel	35+	1.7	17		2.0	17
Louisville	55	47
WDJX-FM			2001		CHR	18-34	5.6	4		9.8	3
WBLO-FM			2003		Urban	18-34	3.3	10		6.4	5
WGZB-FM			2001		Urban	18-34	5.3	5		9.1	4
WXMA-FM(13)			2001		Hot AC	25-54	2.8	12		3.1	12
WMJM-FM			2001		R&B/Oldies	25-54	2.5	13		3.3	10
WLRS-FM			2001		Alternative	18-34	2.1	16		4.2	8
Dayton	58	54
WGTZ-FM			2001		CHR	18-34	3.6	10		6.4	7
WDHT-FM(14)			2001		Urban	18-34	4.7	8		8.8	4
WING-AM			2001		News/Sports/Talk	25-54.9		20		1.2	15	(t)
WKSW-FM			2001		Country	25-54	1.4	15		1.4	14
WRNB-FM(15)			(pending	)	Urban	18-34	5.6	5		8.5	5

(1)	We commenced operating WAMJ-FM under a local marketing agreement during August 2001. WAMJ-FM was formerly known as WAWE-FM.
(2)	We do not subscribe to the Arbitron service for this market.
(3)	KSOC-FM was formerly known as KTXQ -FM.
(4)	WCHH-FM was formerly known as WCCJ-FM.
(5)	WJMO-FM was formerly known as WJRV-FM.
(6)	WRHH-FM was formerly known as WPLZ-FM.
(7)	A third party operates WROU-AM under a local marketing agreement. WROU-AM was formerly known as WGCV-AM.
(8)	We operate WDBZ-AM pursuant to a local marketing agreement.
(9)	WDNI-LP (formerly W53AV), the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.
(10)	WTLC-FM was formerly known as WBKS-FM.
(11)	For the Augusta market, Arbitron issues its radio market survey reports on a semi-annual basis, rather than a quarterly basis as in our other markets.
(12)	WTHB-FM was formerly known as WAEJ-FM.
(13)	WXMA-FM was formerly known as WULV-FM.
(14)	WDHT-FM was formerly known as WING-FM.
(15)	We commenced operating WRNB-FM under a local marketing agreement in March 2003. WRNB-FM was formerly know as WROU-FM

Advertising Revenue

Substantially all of our net broadcast revenue is generated from the sale of local and national advertising for broadcast on our radio stations. Additional net broadcast revenue is generated from network compensation payments and other miscellaneous transactions. Local sales are made by the sales staffs located in our markets. National sales are made by firms specializing in radio advertising sales on the national level, in exchange for a commission from Radio One that is based on a percentage of our net broadcast revenue from the advertising obtained. Approximately 71% of our net broadcast revenue for the year ended December 31, 2002 was generated from the sale of local advertising and 27% from sales to national advertisers, including network advertising. The balance of net broadcast revenue is derived from tower rental income, ticket sales and revenue related to Radio One sponsored events and other revenue.

We believe that advertisers can reach the African-American community more cost effectively through radio broadcasting than through newspapers or television. Advertising rates charged by radio stations are based primarily on:

•	a radio station’s audience share within the demographic groups targeted by the advertisers;

•	the number of radio stations in the market competing for the same demographic groups; and

•	the supply and demand for radio advertising time.

Advertising rates are generally highest during the morning and afternoon commuting hours.

A radio station’s listenership is reflected in ratings surveys that estimate the number of listeners tuned to a radio station and the time they spend listening to that radio station. Each radio station’s ratings are used by its advertisers to consider advertising with the radio station, and are used by us to chart audience growth, set advertising rates and adjust programming.

Strategic Diversification

We continue to explore opportunities in other forms of media that are complementary to our core radio business which will allow us to leverage our expertise in marketing to African-Americans and our significant listener base. Such opportunities could include an urban-oriented radio network, outdoor advertising in urban environments, music production, publishing and other related businesses. To that end we currently have investments in:

•	iBiquity Digital Corporation, a leading developer of in-band on-channel digital broadcast technology;

•	PNE Media Holdings, LLC, a privately-held outdoor advertising company with a presence in several of the markets in which we own radio stations (PNE subsequently sold most of its assets to NextMedia Group, Inc. and currently holds an approximate 10% ownership interest in NextMedia);

•	Quetzal/J.P. Morgan Partners, L.P., an entity formed for the purpose of investing in minority-owned telecommunications entities.

In January 2003, we signed a non-binding term sheet with Comcast Corporation providing for a joint venture to launch a cable television network featuring entertainment, news, opinion and sports-related programming targeted primarily towards 25-54-year-old African-American viewers. We expect to make a cash investment of approximately $70.0 million, and to provide advertising and management services to the network.

Competition

The radio broadcasting industry is highly competitive. Radio One’s stations compete for audiences and advertising revenue with other radio stations and with other media such as television, the Internet, newspapers, direct mail and outdoor advertising, some of which may be controlled by horizontally-integrated companies. Audience ratings and advertising revenue are subject to change and any adverse change in a market could adversely affect our net broadcast revenue in that market. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and advertising revenue. Other radio companies which are larger and have more resources may also enter markets where we operate. Although we believe our stations are well positioned to compete, we cannot assure you that our stations will maintain or increase their current ratings or advertising revenue.

The radio broadcasting industry is also subject to technological change, evolving industry standards and the emergence of new media technologies. Several new media technologies have been or are being developed, including the following:

•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers (both landline and wireless) and other digital audio broadcast formats;

•	satellite digital audio radio service, which has resulted in the introduction of two new subscriber-based satellite radio services with numerous channels and sound quality equivalent to that of compact discs;

•	in-band on-channel digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low power FM radio, which has resulted in additional non-commercial FM radio broadcast outlets that are designed to serve localized areas.

We are party to a programming agreement with XM Satellite Radio Inc., a satellite digital audio radio service and have also invested in iBiquity Digital Corporation, a developer of digital audio broadcast technology which we are using in several of our markets. However, we cannot assure you that these arrangements will be successful or enable us to adapt effectively to these new media technologies. We also cannot assure you that we will continue to have the resources to acquire other new technologies or to introduce new services that could compete with other new technologies.

Antitrust Regulation

An important part of our growth strategy is the acquisition of additional radio stations. The agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission (FTC) and the Department of Justice, may investigate certain acquisitions. After the passage of the Telecommunications Act of 1996, the Department of Justice gave increased attention to reviewing proposed acquisitions of radio stations. The Justice Department is likely to focus particular attention when the proposed buyer already owns one or more radio stations in the market of the station it is seeking to buy. The Justice Department has challenged a number of radio broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. In general, the Justice Department has more closely scrutinized radio station acquisitions where the involved radio stations account for a significant percentage of local radio advertising revenue.

We cannot predict the outcome of any specific Department of Justice or FTC review of a particular acquisition. Any decision by the Department of Justice or FTC to challenge a proposed acquisition could affect our ability to consummate an acquisition or to consummate it on the proposed terms. For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Act requires the parties to file Notification and Report Forms concerning antitrust issues with the Department of Justice and the FTC and to observe specified waiting period requirements before consummating the acquisition. If the investigating agency raises substantive issues in connection with a proposed transaction, then the parties frequently engage in negotiations with the investigating agency concerning possible means of addressing those issues, including restructuring the proposed acquisition or divesting assets. In addition, the investigating agency could file suit in federal court to enjoin the acquisition or to require the divestiture of assets, among other remedies. Acquisitions that are not required to be reported under the Hart-Scott-Rodino Act may be investigated by the Department of Justice or the FTC under the antitrust laws before or after consummation. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws. As part of its increased scrutiny of radio station acquisitions, the Department of Justice has stated publicly that it believes that local marketing agreements, joint sales agreements, time brokerage agreements and other similar agreements customarily entered into in connection with radio station transfers could violate the Hart-Scott-Rodino Act if such agreements take effect prior to the expiration of the waiting period under the Hart-Scott-Rodino Act. Furthermore, the Department of Justice has noted that joint sales agreements may raise antitrust concerns under Section 1 of the Sherman Act and has challenged joint sales agreements in certain locations. As indicated above, the Department of Justice also has stated publicly that it has established certain revenue and audience share concentration benchmarks with respect to radio station acquisitions, above which a transaction may receive additional antitrust scrutiny. However, to date, the Department of Justice has also investigated transactions that do not meet or exceed these benchmarks and has cleared transactions that do exceed these benchmarks.

Similarly, the Federal Communications Commission staff has adopted procedures to review proposed radio broadcasting transactions even if the proposed acquisition otherwise complies with the FCC’s ownership limitations. In particular, the FCC may “flag” assignment and transfer control applications that raise competitive concerns, and the staff may conduct a public interest analysis, including a competitive analysis of the particular market.

Federal Regulation of Radio Broadcasting

The radio broadcasting industry is subject to extensive and changing regulation by the FCC of programming, technical operations, employment and other business practices. The FCC regulates radio broadcast stations pursuant to the Communications Act of 1934, as amended. The Communications Act permits the operation of radio broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. Among other things, the FCC:

•	assigns frequency bands for radio broadcasting;

•	determines the particular frequencies, locations, operating power, interference standards and other technical parameters of radio broadcast stations;

•	issues, renews, revokes and modifies radio broadcast station licenses;

•	imposes annual regulatory fees and application processing fees to recover its administrative costs;

•	establishes technical requirements for certain transmitting equipment to restrict harmful emissions;

•	adopts and implements regulations and policies that directly or indirectly affect the ownership, operation, program content and employment and business practices of radio broadcast stations; and

•	has the power to impose penalties, including monetary forfeitures, for violations of its rules and the Communications Act.

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

The following is a brief summary of certain provisions of the Communications Act and specific FCC rules and policies. This summary does not purport to be a complete listing of all of the regulations and policies affecting radio stations and is qualified in its entirety by the text of the Communications Act, the FCC’s rules, regulations and policies, and the rulings and public notices of the FCC. You should refer to the Communications Act and these FCC notices, rules and rulings for further information concerning the nature and extent of federal regulation of radio broadcast stations.

A licensee’s failure to comply with the requirements of the Communications Act or FCC rules and policies may result in the imposition of various sanctions, including admonishment, fines, the grant of a license renewal of less than a full eight-year term, the grant of a license or license renewal with conditions or, for particularly egregious violations, the denial of a license renewal application, the revocation of an FCC license and/or the denial of FCC consent to acquire additional broadcast properties.

Congress, the FCC and, in some cases, local jurisdictions, have had under consideration or reconsideration, or may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance such acquisitions. Such matters include or may include:

•	changes to the license authorization and renewal process;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	proposals to change rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding political and non-political program content;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	technical and frequency allocation matters;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution policies, including the definition of the local market for multiple ownership purposes;

•	proposals to allow telephone companies to deliver audio and video programming to homes in their service areas; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

FCC License Grants and Renewals.    In making licensing determinations, the FCC considers an applicant’s legal, technical, financial and other qualifications. The FCC grants radio broadcast station licenses for specific periods of time and, upon application, may renew them for additional terms. A station may continue to operate beyond the expiration date of its license if a timely filed license renewal application is pending. Under the Communications Act, radio broadcast station licenses may be granted for a maximum term of eight years.

Generally, the FCC renews radio broadcast licenses without a hearing upon a finding that:

•	the radio station has served the public interest, convenience and necessity;

•	there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and

•	there have been no other violations by the licensee of the Communications Act or FCC rules and regulations which, taken together, indicate a pattern of abuse.

After considering these factors, the FCC may grant the license renewal application with or without conditions, including renewal for a term less than the maximum otherwise permitted.

In addition, the Communications Act authorizes the filing of petitions to deny a license renewal application during specific periods of time after a renewal application has been filed. If a substantial and material question of fact concerning a renewal application is raised by a petition to deny, or if for any reason the FCC cannot determine that grant of the renewal application would serve the public interest, convenience and necessity, the FCC will hold an evidentiary hearing on the application. If as a result of an evidentiary hearing the FCC determines that the licensee has failed to meet the requirements specified above and that no mitigating factors justify the imposition of a lesser sanction, then the FCC may deny a license renewal application. Only after a license renewal application is denied will the FCC accept and consider competing applications for the vacated frequency. Also, during certain periods when a renewal application is pending, the transferability of the applicant’s license may be restricted. Historically, our licenses have been renewed without any conditions or sanctions imposed. However, there can be no assurance that the licenses of each of our stations will be renewed, will be renewed for a full term or will be renewed without conditions or sanctions.

Types of FCC Broadcast Licenses.    The FCC classifies each AM and FM radio station. An AM radio station operates on either a clear channel, regional channel or local channel. A clear channel is assigned to serve wide areas, particularly at night. A regional channel is assigned to serve primarily a principal center of population and the rural areas contiguous to it. A local channel is assigned for unlimited time operations to serve primarily a community and the suburban and rural areas immediately contiguous to it. There are different classes of AM radio stations that operate on these channels. Class A radio stations operate unlimited time and are designed to render primary and secondary service over an extended area. Class B radio stations operate unlimited time and are designed to render service only over a primary service area. Class C radio stations operate unlimited time and are designed to render service only over a primary service area that may be reduced as a consequence of interference. Class D radio stations operate either daytime, during limited times only, or unlimited time with low nighttime power.

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

Radio One’s Licenses.    The following table sets forth information with respect to each of our radio stations. A broadcast station’s market may be different from its community of license. “ERP” refers to the effective radiated power of an FM radio station. “HAAT” refers to the antenna height above average terrain of an FM radio station. The coverage of an AM radio station is chiefly a function of the power of the radio station’s transmitter, less dissipative power losses and any directional antenna adjustments. For FM radio stations, signal coverage area is chiefly a function of the ERP of the radio station’s antenna and the HAAT of the radio station’s antenna.

Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts		Antenna Height (AM) HAAT (FM) in Meters	Operating Frequency	Expiration Date of FCC License
Washington, DC	WOL-AM	1980	C	1.0		90.8	1450 kHz	10/01/2003
	WMMJ-FM	1987	A	2.9		146.0	102.3 MHz	10/01/2003
	WKYS-FM	1995	B	24.5		215.0	93.9 MHz	10/01/2003
	WYCB-AM	1998	C	1.0		81.9	1340 kHz	10/01/2003
Atlanta	WPZE-FM	1999	C3	7.9		175.0	97.5 MHz	04/01/2004
	WJZZ-FM	1999	C3	25.0		100.0	107.5 MHz	04/01/2004
	WHTA-FM	2002	C2	41.0		150.0	107.9 MHz	04/01/2004
	WAMJ-FM	(1)	A	3.0		143.0	102.5 MHz	04/01/2004
Detroit	WDTJ-FM	1998	B	20.0		221.0	105.9 MHz	10/01/2004
	WCHB-AM	1998	B	50.0		71.1	1200 kHz	10/01/2004
	WDMK-FM	1998	B	50.0		152.0	102.7 MHz	10/01/2004
Philadelphia	WPHI-FM	1997	A	0.34	(2)	305.0	103.9 MHz	08/01/2006
	WPLY-FM	2000	B	35.0		183.0	100.3 MHz	08/01/2006
Los Angeles	KKBT-FM(3)	2000	B	5.3		916.0	100.3 MHz	12/01/2005
Miami	WVCG-AM	2000	B	50.0		90.0	1080 kHz	02/01/2004
Houston	KMJQ-FM	2000	C	100.0		524.0	102.1 MHz	08/01/2005
	KBXX-FM	2000	C	100.0		585.0	97.9 MHz	08/01/2005
Dallas	KBFB-FM	2000	C	100.0		491.0	97.9 MHz	08/01/2005
	KSOC-FM	2001	C	100.0		578.0	94.5 MHz	08/01/2005
Baltimore	WWIN-AM	1992	C	1.0		102.5	1400 kHz	10/01/2003
	WWIN-FM	1992	A	3.0		91.0	95.9 MHz	10/01/2003
	WOLB-AM	1993	D	1.0		103.5	1010 kHz	10/01/2003
	WERQ-FM	1993	B	37.0		174.0	92.3 MHz	10/01/2003
St. Louis	WFUN-FM	1999	C3	24.5		102.0	95.5 MHz	12/01/2004
Cleveland	WERE-AM	1999	B	5.0		200.0	1300 kHz	10/01/2004
	WENZ-FM	1999	B	16.0		272.0	107.9 MHz	10/01/2004
	WZAK-FM	2000	B	27.5		189.0	93.1 MHz	10/01/2004
	WJMO-AM	2000	C	1.0		190.9	1490 kHz	10/01/2004
Charlotte	WCHH-FM	2000	A	6.0		100.0	92.7 MHz	12/01/2003
Richmond	WKJS-FM	1999	C1	100.0		299.0	104.7 MHz	10/01/2003
	WCDX-FM	2001	B1	4.5		235.0	92.1 MHz	10/01/2003
	WRHH-FM	2001	A	6.0		100.0	99.3 MHz	10/01/2003
	WJMO-FM	2001	A	2.3		162.0	105.7 MHz	10/01/2003
	WROU-AM(4)	2001	C	1.0		181.5	1240 kHz	10/01/2003
Boston	WBOT-FM	1999	A	2.7		150.0	97.7 MHz	04/01/2006
	WILD-AM	2001	D	1.0		101.3	1090 kHz	04/01/2006
Raleigh-Durham	WQOK-FM	2000	C1	100.0		299.0	97.5 MHz	10/01/2003
	WFXK-FM	2000	C1	100.0		299.0	107.1 MHz	12/01/2003
	WFXC-FM	2000	A	2.59		153.0	104.3 MHz	12/01/2003
	WNNL-FM	2000	C3	7.9		176.0	103.9 MHz	12/01/2003
Cincinnati	WIZF-FM	2001	A	1.25		155.0	100.9 MHz	10/01/2004
	WDBZ-AM	(5)	C	1.0		89.6	1230 kHz	10/01/2004
Columbus	WCKX-FM	2001	A	1.9		126.0	107.5 MHz	10/01/2004
	WXMG-FM	2001	A	2.59		154.0	98.9 MHz	10/01/2004
	WJYD-FM	2001	A	6.0		100.0	106.3 MHz	10/01/2004
Indianapolis	WHHH-FM	2000	A	3.3		87.0	96.3 MHz	08/01/2004
	WTLC-FM	2000	A	6.0		85.0	106.7 MHz	08/01/2004
	WYJZ-FM	2000	A	6.0		100.0	100.9 MHz	08/01/2004
	WTLC-AM	2001	B	5.0		221.0	1310 kHz	08/01/2004
Minneapolis	KTTB-FM	2001	C1	100.0		176.0	96.3 MHz	04/01/2005
Augusta	WTHB-FM	2000	A	3.0		100.0	92.3 MHz	04/01/2004
	WAEJ-FM	2000	A	6.0		100.0	100.9 MHz	04/01/2004
	WAKB-FM	2000	C3	0.75		416.0	96.7 MHz	04/01/2004
	WFXA-FM	2000	A	6.0		92.0	103.1 MHz	04/01/2004
	WTHB-AM	2000	D	5.0		154.9	1550 kHz	04/01/2004

Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts	Antenna Height (AM) HAAT (FM) in Meters	Operating Frequency	Expiration Date of FCC License
Louisville	WDJX-FM	2001	B	24.0	218.0	99.7 MHz	08/01/2004
	WBLO-FM	2003	A	3.0	100.0	104.3 MHz	08/01/2004
	WGZB-FM(6)	2001	A	3.0	100.0	96.5 MHz	08/01/2004
	WXMA-FM	2001	A	4.3	87.0	102.3 MHz	08/01/2004
	WMJM-FM	2001	A	2.0	59.0	101.3 MHz	08/01/2004
	WLRS-FM(7)	2001	A	2.2	136.0	105.1 MHz	08/01/2004
Dayton	WGTZ-FM	2001	B	40.0	168.0	92.9 MHz	10/01/2004
	WDHT-FM	2001	B	50.0	150.0	102.9 MHz	10/01/2004
	WING-AM	2001	B	5.0	200.0	1410 kHz	10/01/2004
	WKSW-FM	2001	A	3.2	124.0	101.7 MHz	10/01/2004
	WRNB-FM	(8)	A	.89	182.0	92.1 MHz	10/01/2004

(1)	We commenced the operation of WAMJ-FM under a local marketing agreement during August 2001.
(2)	WPHI-FM operates with facilities equivalent to 3 kW at 100 meters
(3)	We also hold a license for K261AB, a translator for KKBT-FM.
(4)	WROU-AM is currently operated by a third party under a local marketing agreement.
(5)	We currently operate WDBZ-AM under a local marketing agreement.
(6)	We also hold a license for WGZB-FM1, a booster for WGZB-FM.
(7)	We currently have a license application pending before the FCC to cover a construction permit and for program test authority.
(8)	We commenced operating WRNB-FM under a local marketing agreement in March 2003.

Ownership Matters.    The Communications Act requires prior approval of the FCC for the assignment of a broadcast license or the transfer of control of a corporation or other entity holding a license. In determining whether to approve an assignment of a radio broadcast license or a transfer of control of a broadcast licensee, the FCC considers, among other things:

•	the financial and legal qualifications of the prospective assignee or transferee, including compliance with FCC restrictions on non-U.S. citizen or entity ownership and control;

•	compliance with FCC rules, regulations and policies, including rules limiting the common ownership of media properties in a given market;

•	the history of the parties’ compliance with FCC operating rules; and

•	the “character” qualifications of the transferee or assignee and the individuals or entities holding “attributable” interests in them.

To obtain the FCC’s prior consent to assign or transfer a broadcast license an appropriate application must be filed with the FCC. If the application to assign or transfer the license involves a substantial change in ownership or control of the licensee, for example, the transfer or acquisition of more than 50% of the voting stock, the application must be placed on an FCC public notice for a period of 30 days during which petitions to deny the application may be filed. Informal objections may be filed any time until the FCC acts upon the application. If the FCC grants an assignment or transfer application, 30 days from public notice of the grant to seek reconsideration of that grant. Where action is taken by FCC staff under delegated authority, the FCC has an additional 10 days (from the end of the 30-day period) to set aside such grant on its own motion. When ruling on an assignment or transfer application, the FCC is prohibited from considering whether the public interest might be served by an assignment or transfer to any party other than the assignee or transferee specified in the application. The Communications Act permits the appeal of a contested grant to a federal court in certain instances.

Under the Communications Act, a broadcast license may not be granted to or held by any persons who are not U.S. citizens, whom the Communications Act and FCC rules refer to as “aliens,” including any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Furthermore, the Communications Act provides that no FCC broadcast license may be granted to or held by any corporation directly or indirectly controlled by any other corporation of which more than 25% of its capital stock is owned of record or voted by non-U.S. citizens or entities or their representatives, or foreign governments or their representatives or by non-U.S. corporations, if the FCC finds the public interest will be served by the refusal or revocation of such license. These restrictions apply in modified form to other forms of business organizations, including partnerships and limited liability companies. Thus, the licenses for our stations could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens.

The FCC generally applies its broadcast ownership limits to “attributable” interests held by an individual, corporation, partnership or other association or entity, including limited liability companies. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly hold stock representing five percent or more of the total outstanding votes of a licensee corporation are generally deemed attributable interests. Certain passive investors that hold stock for investment purposes only become attributable with the ownership of 20% or more of the voting stock of the corporation holding broadcast licenses. To assess whether a voting stock interest in a direct or an indirect parent corporation of a broadcast licensee is attributable, the FCC uses a “multiplier” analysis in which non-controlling voting stock interests are deemed proportionally reduced at each non-controlling link in a multi-corporation ownership chain. The FCC treats all partnership or limited liability company membership interests as attributable, except for such interests that under FCC policies are considered “insulated” from “material involvement” in the management or operation of the media-related activities of the entity. Currently, minority-voting interests in corporations where there is a shareholder who owns more than 50% of that corporation’s voting stock generally are not subject to attribution unless such interests implicate the FCC’s equity-debt-plus (or EDP) rule. An entity with one or more radio stations in a radio market that enters into a local marketing agreement or a time brokerage agreement with another radio station in the same market obtains an attributable interest in the brokered radio station for purposes of the FCC’s local radio station ownership rules if the brokering station supplies more than 15% of the brokered radio station’s weekly broadcast hours.

Under the FCC’s current policies, debt instruments, non-voting stock, options and warrants for voting stock that have not yet been exercised, minority voting interests in corporations having a single majority shareholder and insulated limited partnership or limited liability company membership interests where the interest holder is not “materially involved” in the media-related activities of the partnership or company generally do not subject their holders to attribution unless such interests implicate the FCC’s equity-debt-plus (or EDP) rule. Under the EDP rule, a major programming supplier or a same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and equity held by insulated limited partners or limited liability company members. Debt includes all liabilities, whether long-term or short-term. A major programming supplier includes any programming supplier that provides more than 15% of the station’s weekly programming hours. A same-market media entity subject to the ownership restrictions applicable to radio stations includes any holder of an attributable interest in a broadcast station or daily newspaper located in the same market as the station, but only if the holder’s interest is attributable under an FCC attribution rule other than the EDP rule.

The Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in:

•	radio broadcast stations above certain numerical limits serving the same local market;

•	radio broadcast stations and television broadcast stations above certain numerical limits serving the same local market (radio/television cross ownership); and

•	a radio broadcast station and an English-language daily newspaper serving the same local market (newspaper/broadcast cross-ownership).

These rules include specific signal contour overlap standards to determine compliance, and the FCC defined market will not necessarily be the same market used by Arbitron, Neilsen or other surveys, or for purposes of the Hart-Scott-Rodino Act.

Current FCC radio broadcast ownership rules allow one entity to own, control or hold attributable interests in an unlimited number of FM radio stations and AM radio stations nationwide. The Communications Act and the FCC’s rules limit the number of radio broadcast stations in local markets in which a single entity may hold an attributable interest as follows:

•	In a radio market with 45 or more commercial radio stations, a party may own, operate or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM).

•	In a radio market with 30 to 44 commercial radio stations, a party may own, operate or control up to seven commercial radio stations, not more than four of which are in the same service (AM or FM).

•	In a radio market with 15 to 29 commercial radio stations, a party may own, operate or control up to six commercial radio stations, not more than four of which are in the same service (AM or FM).

•	In a radio market with 14 or fewer commercial radio stations, a party may own, operate or control up to five commercial radio stations, not more than three of which are in the same service (AM or FM), except that a party may not own, operate, or control more than 50 percent of the radio stations in such market.

Often radio stations enter into local marketing agreements or time brokerage agreements. These agreements take various forms. Separately owned and licensed radio stations may agree to function cooperatively in programming, advertising sales and other matters, subject to compliance with the antitrust laws and the FCC’s rules and policies, including the requirement that the licensee of each radio station maintain independent control over the programming and other operations of its own radio station. The FCC has held that such agreements do not violate the Communications Act as long as the licensee of the radio broadcast station that is being substantially programmed by another entity (1) remains ultimately responsible for, and maintains control over, the operation of its radio station, and (2) otherwise ensures the radio station’s compliance with applicable FCC rules and policies. However, a radio broadcast station that brokers time on another radio broadcast station or enters into a time brokerage agreement with a radio broadcast station in the same market will be considered to have an attributable ownership interest in the brokered radio station for purposes of the FCC’s multiple ownership rules if the time brokerage arrangement covers more than 15% of the brokered station’s weekly broadcast hours.

Radio stations also enter into cooperative arrangements commonly known as joint sales agreements. While these agreements may take varying forms, under the typical joint sales agreement a station licensee obtains, for a fee, the right to sell substantially all of the commercial advertising on a separately-owned and licensed station in the same market. Currently, stations for which another licensee sells time under a joint sales agreement are not deemed by the FCC to be an attributable interest of that licensee and thus, stations have operated under joint sales agreements with very little regulation by, or scrutiny from, the FCC with respect to such agreements. However, in the context of its review of multiple ownership of radio stations in local markets, the FCC has sought public comment on the relevance of such agreements to its analysis of market concentration, on whether such agreements should be attributed for purposes of the multiple ownership rules, and on the extent to which the FCC should continue to distinguish between joint sales agreements and local marketing and time brokerage agreements in its analyses.

All of these attribution rules limit the number of radio stations or other media we may acquire or own in any particular market and may limit the prospective buyers of any stations we want to sell.

In September 2002, the FCC launched a comprehensive examination of its media ownership rules, including the newspaper/broadcast cross-ownership rule, the radio/television cross-ownership rule, and the rules and policies concerning multiple ownership of radio stations in local markets. It has incorporated into this omnibus review a number of already pending proceedings, including its previously-commenced rulemakings concerning the local radio ownership rule and its radio market definition and station counting methodology. In one of these proceedings initiated in November 2001, the FCC sought public comment on a wide range of matters relating to local radio ownership limits, including the public interest mandate for such limits and the impact of the limits on diversity and competition. The FCC also invited comments on how it should define local “market” for purposes of its numerical limits. The FCC currently uses a complex formula that employs one overlapping contour methodology for defining a radio “market” and a separate overlapping contour methodology for determining the number of operating commercial radio stations in that market for purposes of determining compliance with the local radio ownership restrictions. The FCC proposed to consider alternate methods of defining markets, which may reduce the number of radio stations considered to be local. The FCC will also consider how it should measure the market share of competitors, whether by revenues or audience share, and how market concentration impacts local ownership limits. The FCC sought comment on whether it should use numerical limits in evaluating market concentration, or whether it should review transactions on a case-by-case basis. If the latter, the FCC asked how it should evaluate local marketing agreements, time brokerage agreements and joint sales agreements in the context of analyzing market concentration.

Even if a transaction complies with its numerical local ownership limits, the FCC, in recent years, has followed a policy under which it gives public notice of its intention to conduct additional ownership concentration analysis, and solicits public comment on “the issue of concentration and its effect on competition and diversity,” with respect to certain applications for consent to radio station acquisitions. Under this policy, which the FCC has adopted as an “interim policy” during the pending media ownership proceeding, the FCC will examine the potential competitive effects of proposed radio station combinations. Where the proposed assignment would give one owner 50% or more, or two owners 70% or more, of the radio advertising revenue share of the relevant Arbitron metro market, the application will be marked for further FCC review. The FCC continues to have discretion to review individual cases that involve what it views as excessive market concentration issues, or that present unusual cross-interest relationships, on a case-by case basis.

The outcome of the FCC’s omnibus media ownership proceeding could affect our business in a number of ways, including, but not limited to, the following:

•	If the FCC adopts a more narrow market definition based upon Arbitron or other geographic measures, it could have an adverse effect on our ability to accumulate stations in a given area.

•	If the FCC changes its policies with respect to local marketing, time brokerage or joint sales agreements (for example, if it should decide to “attribute” joint sales agreements for multiple ownership purposes), we could be limited in our ability to buy or sell time on certain stations.

•	In general terms, if the FCC changes the way it defines markets or determines excess market concentration for purposes of the broadcast multiple ownership rules, we could be limited in our ability to acquire new stations in certain markets, in our ability to operate stations pursuant to certain agreements, and in our ability to improve the coverage contours of our existing stations.

Programming and Operations.    The Communications Act and FCC regulations require broadcasters to serve the “public interest” by presenting programming in response to community problems, needs and interests and maintaining certain records demonstrating its responsiveness. The FCC will consider complaints from listeners about a broadcast station’s programming, and such complaints are required to be placed in a station’s public file. Stations also must pay FCC regulatory and application fees, and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries and technical operation, including limits on human exposure to radio frequency radiation.

In December 2000, the United States Copyright Office ruled that broadcasters that simulcast (by a process known as streaming) their over-the-air signals on the Internet would incur copyright liability for the use of copyrighted materials, including music programming. In July 2002, the Copyright Office announced its Final Rule and Order establishing the royalty fees to be charged for streaming radio signals on the Internet. The fees are to apply retroactively to 1998, and to future Internet streaming. In response to the July 2002 ruling, America Online, Inc. and a number of Internet companies filed suit in the U.S. Court of Appeals for the D.C. Circuit challenging the ruling. We cannot predict the outcome of this proceeding or its effect on our future streaming activity. Internet streaming is not and has not been a material part of our operations.

The FCC’s rules prohibit a broadcast licensee from simulcasting more than 25% of its programming on another radio station in the same broadcast service (that is, AM/AM or FM/FM). The simulcasting restriction applies if the licensee owns both radio broadcast stations or owns one and programs the other through a local marketing agreement, and only if the contours of the radio stations overlap in a certain manner.

The FCC requires that licensees not discriminate in hiring practices. In November 2002, the FCC adopted new EEO rules, which became effective March 10, 2003, that bar employment discrimination by broadcast stations on the basis of race, color, religion, national origin or gender. They also require station employment units with at least five full-time employees to widely disseminate information about all full-time job openings, absent certain limited exceptions, to recruitment sources, including those requesting to be on the job-vacancy notification list, so as to reach all segments of the population in the communities served by the employment unit. In addition, station employment units must undertake a set number of non-vacancy-specific outreach initiatives (normally every two years) from an FCC menu of outreach initiatives, including, for example, meaningful participation in job fairs, internships or scholarship programs. Station employment units subject to these recruitment and outreach requirements must retain various records of their efforts and place in their public inspection files, annually, an EEO public file report (posting an electronic version on their Internet websites). Radio station employment units with more than 10 full-time employees generally must file certain of their annual EEO public file reports with the FCC midway through their license term. The FCC is considering whether to apply these recruitment requirements to part-time employment positions.

From time to time, complaints may be filed against Radio One’s radio stations alleging violations of these or other rules. In addition, the FCC may conduct audits or inspections to ensure and verify licensee compliance with FCC rules and regulations. Failure to observe these or other rules and policies can result in the imposition of various sanctions, including fines or conditions, the grant of “short” (less than the maximum eight year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

Employees

As of March 17, 2003, we employed approximately 1,100 full time employees and 625 part-time employees. Our employees are not unionized except for some of our employees who are covered by collective bargaining agreements that we assumed in connection with certain of our station acquisitions. We have not experienced any work stoppages and believe relations with our employees are satisfactory. In an effort to control broadcast and corporate expenses, we centralize certain radio station functions by market location. For example, in each of our markets we typically employ one general manager who is responsible for all of our radio stations located in such market.

Internet Address and Internet Access to SEC Reports

Our Internet address is www.radio-one.com. You may obtain through our Internet website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act. These reports will be available as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC.

Industry Segments

We consider radio broadcasting to be our only business segment.

ITEM 2.     PROPERTIES AND FACILITIES

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space with lease terms from five to ten years in length. A station’s studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We lease a majority of our main transmitter/antenna sites and associated broadcast towers and when negotiating a lease for such sites we try to obtain a lengthy lease term with options to renew. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases or in leasing additional space or sites if required.

We own substantially all of our equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by Radio One’s stations are generally in good condition, although opportunities to upgrade facilities are periodically reviewed.

The tangible personal property owned by Radio One and the real property owned or leased by Radio One is the subject of a security interest held pursuant to the terms of our amended and restated credit agreement, dated as of July 17, 2000, as amended on March 18, 2002.

ITEM 3.     LEGAL PROCEEDINGS

In November 2001, Radio One and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York. Similar complaints were filed in the same court against hundreds of other public companies that conducted initial public offerings of their common stock in the late 1990s (the “Issuers”). Those cases are now consolidated under the caption In re Initial Public Offering Securities Litigation, Case No. 91 MC 92. In the amended complaint against Radio One, the plaintiffs allege that Radio One, certain of its officers and directors, and the underwriters of certain of its public offerings violated Section 11 of the Securities Act of 1933 by failing to disclose in its registration statements material facts regarding the compensation to be received by, and the stock allocation practices of, the underwriters. The complaint also contains a claim for violation of section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

In October 2002, the parties agreed to toll the statute of limitations with respect to Radio One’s officers and directors until September 30, 2003, and on the basis of this agreement, the officers and directors were dismissed from the lawsuit without prejudice. In February 2003, the Court issued a decision denying the motion to dismiss the Section 11 claims against Radio One and almost all of the Issuers, and denying the motion to dismiss the Section 10(b) claims against Radio One and many of the Issuers. Radio One believes that these claims are without merit and intends to vigorously defend itself. Radio One also maintains directors and officers liability insurance that it believes is applicable to this litigation, and Radio One believes that it may be entitled to indemnification by the IPO underwriters in the event of an adverse result.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to our stockholders for vote during the fourth quarter of 2002.

PART II

ITEM 5.     MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Our Class A and Class D Common Stock

Our Class A common stock is traded on the Nasdaq National Market under the symbol “ROIA.” The tables below show, for the quarters indicated, the reported high and low bid quotes for our Class A common stock on the Nasdaq National Market.

	High	Low
Fiscal Year 2001
First Quarter	$19.56	$9.50
Second Quarter	23.38	14.88
Third Quarter	22.92	9.11
Fourth Quarter	19.05	10.86

	High	Low
Fiscal Year 2002
First Quarter	$24.11	$16.61
Second Quarter	25.79	12.30
Third Quarter	18.40	10.77
Fourth Quarter	18.85	13.61

Our Class D common stock is traded on the Nasdaq National Market under the symbol “ROIAK.” The table below shows, for the quarters indicated, the reported high and low bid quotes for our Class D common stock on the Nasdaq National Market.

	High	Low
Fiscal Year 2001
First Quarter	$17.94	$9.72
Second Quarter	22.05	13.44
Third Quarter	21.91	9.20
Fourth Quarter	18.64	10.75

	High	Low
Fiscal Year 2002
First Quarter	$22.58	$16.39
Second Quarter	24.81	12.26
Third Quarter	18.25	10.50
Fourth Quarter	18.45	13.53

Dividends

Since first selling our common stock publicly in May 1999, we have not declared any cash dividends on our common stock. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our board of directors in light of our earnings, financial position, capital requirements, contractual restrictions contained in our bank credit facility and the indenture governing our 8 7/8% senior subordinated notes, and such other factors as the board of directors deems relevant. See “Management’s Discussion and Analysis—Liquidity and Capital Resources” and Note 7 of the consolidated financial statements of Radio One—Long Term Debt.

Number of Stockholders

Based upon a survey of record holders and a review of our stock transfer records, as of March 21, 2003, there were approximately 7,600 holders of Radio One’s Class A common stock, three holders of Radio One’s Class B common stock, two holders of Radio One’s Class C common stock, and approximately 8,400 holders of Radio One’s Class D common stock.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2002, the number of shares of Class A and Class D common stock that are issuable upon the exercise of stock options outstanding under our equity compensation plan, the weighted average exercise prices of such securities and the number of securities available for grant under the plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders

Radio One, Inc. Amended and Restated 1999 Stock Option and Restricted Stock Grant Plan

Class A	141,065	$11.72	1,217,699

Class D	3,880,571	$14.10	1,699,599

Equity compensation plans not approved by security holders	—		—

None	—		—

Total	4,021,636		2,917,298

ITEM 6.     SELECTED FINANCIAL DATA

The following table contains selected historical consolidated financial data with respect to Radio One. The selected historical consolidated financial data have been derived from the audited consolidated financial statements of Radio One for each of the fiscal years in the five-year period ended December 31, 2002. The pro forma results, as if the provisions of SFAS No. 142 had been adopted for all periods presented, are unaudited. The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements of Radio One included elsewhere in this report.

	Fiscal Years Ended December 31,(1)
	1998	1999	2000	2001	2002
	(In Thousands)
Statements of Operations:
Net broadcast revenue	$46,109	$81,703	$155,666	$243,804	$295,851
Operating expenses	24,501	44,259	77,280	120,463	144,466
Corporate expenses including non-cash compensation	2,800	4,380	6,303	10,065	13,765
Depreciation and amortization	8,445	17,073	63,207	129,723	17,640

Operating income (loss)	10,363	15,991	8,876	(16,447)	119,980
Interest expense(2)	11,455	15,279	32,407	63,358	59,143
Gain on sale of assets, net	—	—	—	4,224	133
Other income, net	358	2,149	20,084	991	1,213
Income tax benefit (provision)	1,575	(2,728)	(804)	24,550	(25,282)

Income (loss) before extraordinary item and cumulative effect of accounting change	841	133	(4,251)	(50,040)	36,901
Extraordinary loss, net of tax	—	—	—	5,207	—
Cumulative effect of accounting change, net of tax	—	—	—	—	29,847

Net income (loss)	$841	$133	$(4,251)	$(55,247)	$7,054

Net loss applicable to common stockholders	$(2,875)	$(1,343)	$(13,487)	$(75,387)	$(13,086)

Net income (loss) per common share basis and diluted:
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle(3)	$(0.31)	$(0.03)	$(0.16)	$(0.78)	$0.16
Extraordinary item	—	—	—	(0.05)	—
Cumulative effect of a change in accounting principle	—	—	—	—	(0.29)
Net (loss) applicable to common stockholders	(0.31)	(0.03)	(0.16)	(0.83)	(0.13)

Pro forma amounts(5):
Net income	$4,201	$8,011	$37,539	$21,302	$36,901
Net income applicable to common stockholders	485	6,535	28,303	1,162	16,761
Net income per share applicable to common stockholders—basic	0.05	0.13	0.33	0.01	0.16
Net income per share applicable to common stockholders—diluted	0.05	0.13	0.33	0.01	0.16

Statements of Cash Flows:
Cash Flows From—
Operating activities	$9,299	$18,221	$55,686	$59,783	$70,821
Investing activities	(61,171)	(346,571)	(1,220,023)	(146,928)	(64,577)
Financing activities	47,827	330,116	1,178,995	98,381	47,756

Other Data:
Cash interest expense(4)	7,192	10,762	28,581	61,371	57,089
Capital expenditures	2,236	3,252	3,665	9,283	10,971

Balance Sheet Data (at period end):
Cash and cash equivalents	$4,455	$6,221	$20,879	$32,115	$86,115
Intangible assets, net	127,639	218,460	1,637,180	1,776,201	1,776,626
Total assets	153,856	527,536	1,765,218	1,923,915	1,984,360
Total debt (including current portion)	131,739	82,626	646,956	780,022	650,001
Mandatorily redeemable preferred stock	26,684	—	—	—	—
Total stockholders’ equity	(24,859)	420,256	1,057,069	1,052,947	1,244,023

(1)	Year-to-year comparisons are significantly affected by Radio One’s acquisition of various radio stations during the periods covered.
(2)	Interest expense includes non-cash interest, such as the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs.
(3)	Income (loss) before extraordinary item and cumulative effect of a change in accounting principle is the reported amount, less dividends paid on Radio One’s preferred securities.
(4)	Cash interest expense is calculated as interest expense less non-cash interest, including the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs, for the indicated period.
(5)	The pro forma amounts summarize the effect of SFAS No. 142 as of the beginning of the periods presented. For 1998-2001, the net loss is adjusted to eliminate the amortization expense recognized in those periods related to goodwill and FCC licenses, as these indefinite-lived assets are no longer amortized under SFAS No. 142. The adjusted amouts below do not include any adjustments for potential impairment of Radio One’s indefinite-lived assets that could have resulted if Radio One had adopted SFAS No. 142 as of the beginning of the years presented and performed the required impairment test under this standard.

Selected Other Data

The following table includes information regarding station operating income, station operating income margin and EBITDA. Although these measures of performance are not calculated in accordance with generally accepted accounting principles (“GAAP”), we believe that these measures are useful to an investor in evaluating Radio One because these measures are widely used in the broadcast industry as a measure of a radio broadcasting company’s operating performance. Nevertheless, you should not consider station operating income, station operating income margin and EBITDA in isolation from or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance with GAAP, or as a measure of profitability or liquidity. Moreover, because station operating income, station operating income margin and EBITDA are not measures calculated in accordance with GAAP, these performance measures are not necessarily comparable to similarly titled measures employed by other companies.

Station operating income consists of operating income before depreciation, amortization, corporate expense and non-cash compensation. Station operating income margin represents station operating income as a percentage of net revenues. EBITDA consists of operating income before depreciation, amortization and non-cash compensation.

	Fiscal Years Ended December 31,(1)
	1998	1999	2000	2001	2002
	(In Thousands)
Selected Other Data:
Station operating income	$21,608	$37,444	$78,386	$123,341	$151,385
Station operating income margin	47%	46%	50%	51%	51%
EBITDA	$18,808	$33,289	$72,271	$114,227	$139,094
Station operating income and EBITDA computation:
Operating income	$10,363	$15,991	$8,876	$(16,447)	$119,980
Plus: Depreciation and amortization	8,445	17,073	63,207	129,723	17,640
Plus: Corporate expenses	2,800	4,155	6,115	9,114	12,351
Plus: Non-cash compensation	—	225	188	951	1,414

Station operating income	21,608	37,444	78,386	123,341	151,385
Less: Corporate expenses	2,800	4,155	6,115	9,114	12,351

EBITDA	$18,808	$33,289	$72,271	$114,227	$139,034

(1)	Year-to-year comparisons are significantly affected by Radio One’s acquisition of various radio stations during the periods covered.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND  RESULTS OF  OPERATIONS

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Introduction

Our net broadcast revenue is derived primarily from local and national advertisers and, to a much lesser extent, tower rental income, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year. Our net broadcast revenue is affected primarily by the advertising rates our radio stations are able to charge as well as the overall demand for radio advertising time in a market. Advertising rates are based primarily on:

•	a radio station’s audience share in the demographic groups targeted by advertisers, as measured principally by quarterly reports issued by Arbitron;

•	the number of radio stations in the market competing for the same demographic groups; and

•	the supply of and demand for radio advertising time.

Advertising rates are generally highest during morning and afternoon commuting hours. In 2002, approximately 71% of our net revenue was generated from local advertising and 27% was generated from national spot advertising, including network advertising. The balance of 2002 revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events and other revenue.

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

Depreciation and amortization of costs associated with the acquisition of radio stations and interest carrying charges have historically been significant factors in determining our overall profitability. However, with the adoption of SFAS No. 142, the impact of depreciation and amortization was greatly reduced in 2002. See “Liquidity and Capital Resources—Impact of Recent Accounting Pronouncements” below.

The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net broadcast revenue, station operating income and EBITDA, although station operating income and EBITDA are not measures utilized under GAAP. See “Selected Financial Data—Selected Other Data.” Station operating income and EBITDA should not be considered in isolation from, nor as substitutes for, operating income, net income, cash flow, or other consolidated income or cash flow statement data computed in accordance with GAAP, nor as a measure of our profitability or liquidity. Despite their limitations, station operating income and EBITDA are widely used in the broadcasting industry to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, particularly in the case of acquisitions. We believe that, by eliminating such effects, station operating income provides a meaningful measure of comparative radio station performance, and EBITDA provides a meaningful measure of overall company performance after taking into account corporate operating expenses related to the employment of the senior management team and other overhead costs.

In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce expenses by exchanging advertising time for goods or services. In order to maximize cash revenue from our spot inventory, we minimize the use of trade agreements and have reduced trade revenue to approximately 1% of our gross revenue in 2002, down from approximately 2% in 2000.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes Radio One’s historical consolidated results of operations:

	Fiscal Years Ended December 31,
	2000	2001	2002
	(in thousands)
Statements of Operations:
Net broadcast revenue	$155,666	$243,804	$295,851
Operating expenses	77,280	120,463	144,466
Corporate expenses	6,115	10,114	12,351
Non-cash compensation	188	951	1,414
Depreciation and amortization	63,207	129,723	17,640

Operating income (loss)	8,876	(16,447)	119,980
Interest expense	32,407	63,358	59,143
Gain on sale of assets, net	—	4,224	133
Other income, net	20,084	991	1,213

(Loss) income before (provision) benefit for income taxes, extraordinary item and cumulative effect of accounting change	(3,447)	(74,590)	62,183
Income tax (provision) benefit	(804)	24,550	(25,282)

(Loss) income before extraordinary item and cumulative effect of accounting change	(4,251)	(50,040)	36,901
Extraordinary loss, net of tax	—	5,207	—
Cumulative effect of accounting change, net of tax	—	—	29,847

Net (loss) income	$(4,251)	$(55,247)	$7,054

Net loss applicable to common stockholders	$(13,487)	$(75,387)	$(13,086)

Station operating income(1)	$78,386	$123,341	$151,385
Station operating income margin(1)	50%	51%	51%
EBITDA(1)	$72,271	$114,227	$139,034

(1)    See “Selected Financial Data—Selected Other Data.”

Several factors affected our results of operations for the year ended December 31, 2002 that did not affect the prior year. During the year ended December 31, 2002: (1) we used approximately $130.0 million of the $198.8 million in net proceeds from an April 2002 equity offering to reduce outstanding indebtedness under our bank credit facility, which resulted in decreased interest expense during 2002; (2) we discontinued the amortization of FCC broadcast licenses and goodwill effective January 1, 2002, which significantly reduced our amortization expense during 2002; and (3) we included a full year of operating results for radio stations acquired from Blue Chip Broadcasting, Inc. in August of 2001 and two new stations launched in the Atlanta market during June and August of 2001.

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

Net Broadcast Revenue.    Net broadcast revenue increased to approximately $295.9 million for the fiscal year ended December 31, 2002 from approximately $243.8 million for the fiscal year ended December 31, 2001, or 21%. The increase was the result of broadcast revenue growth in most of our markets in which we have operated for at least one year, as we benefited from historical ratings increases at certain of our radio stations and overall radio industry growth. In addition, approximately $21.5 million of this increase was attributable to stations acquired in our August 2001 acquisition of Blue Chip Broadcasting, Inc. and approximately $4.5 million was associated with two new stations launched in the Atlanta market during 2001.

Operating Expenses.    Operating expenses increased to approximately $144.5 million for the fiscal year ended December 31, 2002 from approximately $120.5 million for the fiscal year ended December 31, 2001, or 20%. This increase was related to our expansion within the markets in which we operate, including increased variable costs associated with increased revenue, start-up and expansion expenses in our newer markets, and operating expenses associated with acquisitions made during 2001, including expenses of approximately $13.0 million associated with the stations acquired from Blue Chip Broadcasting, Inc. in 2001 and approximately $2.1 million associated with two new stations launched in the Atlanta market during 2001.

Corporate Expenses.    Corporate expenses (including non-cash compensation) increased to approximately $13.8 million for the fiscal year ended December 31, 2002 from approximately $10.1 million for the fiscal year ended December 31, 2001, or 37%. This increase was due primarily to growth in our corporate staff and associated expenses, consistent with our overall expansion.

Depreciation and Amortization.    Depreciation and amortization decreased to approximately $17.6 million for the fiscal year ended December 31, 2002 from approximately $129.7 million for the fiscal year ended December 31, 2001, or 86%. This decrease was due primarily to the adoption of SFAS No. 142. See “Impact of Recent Accounting Pronouncements” below.

Operating Income (Loss).    Operating income for the fiscal year ended December 31, 2002 was approximately $120.0 million compared to operating loss of $16.4 million for the fiscal year ended December 31, 2001. This increase was primarily attributable to decreased depreciation and amortization expenses resulting from the adoption of SFAS No. 142, offset by higher operating and corporate expenses as described above.

Interest Expense.    Interest expense decreased to approximately $59.1 million for the fiscal year ended December 31, 2002 from approximately $63.4 million for the fiscal year ended December 31, 2001, or 7%. This decrease related primarily to our having reduced outstanding bank debt using proceeds from our April 2002 equity offering, as well as lower interest rates on that bank debt as a result of declining leverage and lower market interest rates throughout most of 2002.

Gain on Sale of Assets.    Gain on sale of assets for the fiscal year ended December 31, 2002 decreased to approximately $133,000 from approximately $4.2 million for the fiscal year ended December 31, 2002. The gain in 2001 resulted from the divestiture of our non-core stations in Richmond, Virginia and Greenville, South Carolina, compared to relatively minor asset sales of land and equipment during 2002.

Other Income.    Other income increased to approximately $1.2 million for the fiscal year ended December 31, 2002 from approximately $991,000 for the fiscal year ended December 31, 2001, or 21%. This increase was due primarily to higher cash and investment balance levels during 2002 than in 2001. Other income consists primarily of interest income offset by losses resulting from the write-down of certain of our investments.

Income (Loss) before (Provision) Benefit for Income Taxes and Extraordinary Item and Cumulative Effect of Accounting Change.    Income before provision for income taxes, extraordinary item and cumulative effect of accounting change increased to approximately $62.2 million for the fiscal year ended December 31, 2002 compared to loss before benefit for income taxes, extraordinary item and cumulative effect of accounting change of approximately $74.6 million for the fiscal year ended December 31, 2001. This increase was primarily attributable to higher operating income due to higher revenue and lower depreciation and amortization expense as a result of our adoption of SFAS No. 142 during the first quarter of 2002 as discussed above.

Extraordinary Loss.    Extraordinary loss was approximately $5.2 million for the fiscal year ended December 31, 2001. This loss, net of income tax benefit of approximately $2.6 million, related to the early retirement of our 12% senior subordinated notes due 2004. This loss included the write-off of the remaining deferred offering costs, underwriters’ discount and prepayment penalties associated with the notes.

Cumulative Effect of Accounting Change.    Cumulative effect of accounting change was approximately $29.8 million for the fiscal year ended December 31, 2002. This charge, net of income tax benefit of approximately $15.0 million, related to an impairment charge associated with the adoption of SFAS No. 142. Based on an analysis completed in accordance with SFAS No. 142, we calculated impairment on the carrying value of certain of our FCC broadcast licenses and goodwill. See “Impact of Recent Accounting Pronouncements” below.

Net Income (Loss).    Net income increased to approximately $7.1 million for the fiscal year ended December 31, 2002 compared to a loss of approximately $55.2 million for the fiscal year ended December 31, 2001. This increase was due primarily to income before provision for income taxes, extraordinary item and cumulative effect of accounting change, partially offset by a provision for income taxes compared to the previous year’s loss before benefit for income taxes, extraordinary item and cumulative effect of accounting change, partially offset by a benefit for income taxes. This 12-month period increase in net income was partially offset further by the effect of the adoption of SFAS No. 142 during 2002 which resulted in a charge of approximately $29.8 million, net of taxes.

Net Loss Applicable to Common Stockholders.    Net loss applicable to common stockholders decreased to $13.1 million for the fiscal year ended December 31, 2002 from $75.4 million for the fiscal year ended December 31, 2001. The decrease was attributable to net income in 2002 compared to the previous year’s loss. Dividends of approximately $20.1 million on our 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) were the same during 2001 and 2002.

Other Data

Station operating income.    Station operating income (see “Selected Financial Data—Selected Other Data”) increased to approximately $151.4 million for the fiscal year ended December 31, 2002 from approximately $123.3 million for the fiscal year ended December 31, 2001, or 23%. This increase was primarily attributable to an increase in net broadcast revenue, partially offset by higher operating expenses as described above.

Station operating income margin.    Our station operating income margin (see “Selected Financial Data—Selected Other Data”) remained at approximately 51% for the fiscal years ended December 31, 2002 and 2001.

EBITDA.    EBITDA (see “Selected Financial Data—Selected Other Data”) increased to approximately $139.0 million for the fiscal year ended December 31, 2002 from approximately $114.2 million for the fiscal year ended December 31, 2001, or 22%. This increase was attributable primarily to the increase in net broadcast revenue, partially offset by higher operating expenses and higher corporate expenses associated with our overall growth.

Fiscal Year Ended December 31, 2001 Compared to Fiscal Year Ended December 31, 2000

Net Broadcast Revenue.    Net broadcast revenue increased to approximately $243.8 million for the fiscal year ended December 31, 2001 from approximately $155.7 million for the fiscal year ended December 31, 2000, or 57%. The increase was the result of continuing broadcast revenue growth in some of our markets in which we have operated for at least one year, as we benefited from historical ratings increases at certain of our radio stations. Additional revenue gains were derived from acquisitions made during 2000 and 2001, including gains of $59.7 million derived from our August 2000 acquisition of radio stations from Clear Channel Communications and AMFM and $12.7 million derived from our August 2001 acquisition of Blue Chip Broadcasting, Inc.

Operating Expenses.    Operating expenses increased to approximately $120.5 million for the fiscal year ended December 31, 2001 from approximately $77.3 million for the fiscal year ended December 31, 2000, or 56%. This increase was related to our expansion within the markets in which we operate, including increased variable costs associated with increased revenue, start-up and expansion expenses in our newer markets, and operating expenses associated with acquisitions made during 2000 and 2001, including expenses of approximately $26.1 million associated with the stations acquired from Clear Channel Communications and AMFM in 2000 and expenses of $8.3 million associated with the stations acquired from Blue Chip Broadcasting, Inc. in 2001.

Corporate Expenses.    Corporate expenses (including non-cash compensation) increased to approximately $10.1 million for the fiscal year ended December 31, 2001 from approximately $6.3 million for the fiscal year ended December 31, 2000, or 60%. This increase was due primarily to growth in our corporate staff, consistent with our overall expansion.

Depreciation and Amortization.    Depreciation and amortization increased to approximately $129.7 million for the fiscal year ended December 31, 2001 from approximately $63.2 million for the fiscal year ended December 31, 2000, or 105%. This increase was due primarily to our asset growth as well as our acquisitions in 2000 and 2001. There was no amortization expense related to Richmond III or Blue Chip intangible assets with indefinite lives due to the adoption of SFAS No. 142. In addition, we expect amortization expense to decrease by approximately $114.1 million, annually, as a result of the adoption of SFAS No. 142. See “Impact of Recent Accounting Pronouncements” below.

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

Gain on Sale of Assets.    Gain on sale of assets was approximately $4.2 million for the fiscal year ended December 31, 2001. This gain resulted from the divestiture of our non-core stations as described above.

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

Extraordinary Loss.    Extraordinary loss was approximately $5.2 million for the fiscal year ended December 31, 2001. This loss, net of income tax benefit of approximately $2.6 million, related to the early retirement of our 12% senior subordinated notes due 2004. This loss included the write-off of the remaining deferred offering costs, underwriters’ discount and prepayment penalties associated with these notes.

Net Loss.    Net loss increased to approximately $55.2 million for the fiscal year ended December 31, 2001 compared to approximately $4.3 million for the fiscal year ended December 31, 2000, or 1,184%. This increase was due primarily to the higher losses before benefit (provision) for income taxes compared to the previous year’s period, as well as the extraordinary loss of $5.2 million as previously described.

Net Loss Applicable to Common Stockholders.    Net loss applicable to common stockholders increased to $75.4 million for the fiscal year ended December 31, 2001 from $13.5 million for the fiscal year ended December 31, 2000. The increase was attributable to higher losses compared to the previous year’s period as well as an increase in accrued dividends related to the issuance of $310.0 million of HIGH TIDES.

Other Data

Station operating income.    Station operating income (see “Selected Financial Data—Selected Other Data”) increased to approximately $123.3 million for the fiscal year ended December 31, 2001 from approximately $78.4 million for the fiscal year ended December 31, 2000, or 57%. This increase was primarily attributable to an increase in broadcast revenue, partially offset by higher operating expenses as described above.

Station operating income margin.    Station operating income margin (see “Selected Financial Data—Selected Other Data”) increased to approximately 51% for the fiscal year ended December 31, 2001 from 50% for the fiscal year ended December 31, 2000. This increase was primarily the result of our revenue growth exceeding our expense growth and the acquisition of certain radio stations with higher station operating income margins. On a same station basis, station operating income margin increased to approximately 51% in 2001 from approximately 50% in 2000. This increase was the result of revenue gains in our more mature markets, partially offset by slower expense growth in those markets.

EBITDA.    EBITDA (see “Selected Financial Data—Selected Other Data”) increased to approximately $114.2 million for the fiscal year ended December 31, 2001 from approximately $72.3 million for the fiscal year ended December 31, 2000, or 58%. This increase was attributable to the increase in broadcast revenue partially offset by higher operating expenses and higher corporate expenses associated with our overall growth.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and, to the extent necessary, commitments available under our amended and restated bank credit facility and other debt or equity financing. We have used, and will continue to use, a significant portion of our capital resources to consummate acquisitions. These acquisitions were or will be funded from:

•	our bank credit facility;

•	the proceeds of the historical offerings of our common stock and preferred stock;

•	the proceeds of future common and/or preferred stock, and/or debt offerings; and

•	internally generated cash flow.

We entered into our amended and restated bank credit facility as of July 17, 2000. Under the credit facility, we have borrowed $350.0 million in term loans and may borrow up to $250.0 million on a revolving basis. Historically, we have drawn down funds from the credit facility as capital was required, primarily for acquisitions. As of December 31, 2002, we were able to borrow up to approximately $250.0 million, taking into account the covenant restrictions in effect as of that date. Both the term loan and the revolving commitment under our credit facility bear interest, at our option, at a rate equal to either LIBOR plus a spread that ranges from .625% to 2.00% or the prime rate plus a spread of up to 1.00%, depending on our leverage ratio.

The credit facility requires that we comply with certain financial covenants limiting our ability to incur additional debt. Such terms also place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things. The credit facility also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit our ability to borrow under the credit facility or to otherwise raise funds in the debt market. On March 18, 2002, we entered into an amendment with our lenders under our bank facility that modified the financial condition covenants to terms more favorable to us. We believe that we are in compliance with all the covenants of our credit facility.

In 2003, a minimum principal payment in the amount of $52.5 million will be due in equal quarterly installments of approximately $13.1 million. We expect that we will meet the quarterly debt commitments through one or more of the following: (1) cash on hand; (2) cash flow from operations; (3) additional permitted borrowings; or (4) other debt or equity financing.

The following table provides a comparison of our statements of cash flows for the fiscal years ended December 31, 2001 and 2002.

	Fiscal Year Ended December 31,
	2001	2002
Net cash flows from operating activities	$59,783,000	$70,821,000
Net cash used in investing activities	(146,928,000)	(64,577,000)
Net cash from financing activities	98,381,000	47,756,000

Net cash flow from operating activities increased to approximately $70.8 million for the fiscal year ended December 31, 2002 from approximately $59.8 million for the fiscal year ended December 31, 2001, or 18%. This increase was due primarily to an increase in net broadcast revenue, net of an increase in operating expenses and an increase in net cash flows used for working capital purposes. For the fiscal year ended December 31, 2001, net cash flows from operating activities were driven by an increase in net loss and reduction in accounts payable, more than offset by higher non-cash expenses.

Net cash flow used in investing activities decreased to approximately $64.6 million for the fiscal year ended December 31, 2002 compared to approximately $146.9 million for the fiscal year ended December 31, 2001, or 56%. During the fiscal year ended December 31, 2002, we used approximately $53.5 million to acquire radio station assets and deposited funds in an escrow account for a pending acquisition. During the fiscal year ended December 31, 2001, we used $206.5 million of cash to acquire radio stations and to make deposits on pending radio stations acquisitions. We also received net proceeds of approximately $69.4 million from the sale of seven non-core stations that we divested or agreed to divest.

Net cash flows from financing activities decreased to approximately $47.8 million for the fiscal year ended December 31, 2002 compared to approximately $98.4 million for the fiscal year ended December 31, 2001, or 51%. During the fiscal year ended December 31, 2002, we completed an offering of 10,252,696 shares of Class D common stock at an offering price of $20.25 per share. Through this offering, we received proceeds of approximately $198.8 million after deducting offering costs. Approximately $130.0 million of the proceeds were used to repay a portion of amounts outstanding under our credit facility. During the fiscal year ended December 31, 2001, we completed an offering of $300.0 million aggregate principal amount of 8 7/8% senior subordinated notes and borrowed approximately $135.0 million under our credit facility. These proceeds, coupled with cash from operations, were used to redeem our 12% senior subordinated notes which totaled approximately $85.5 million, to repay approximately $150.0 million in term loans, to repay approximately $62.5 million in revolving credit and to fund various acquisitions. In connection with these borrowings and as a result of amortization expenses related to our 8 7/8% senior subordinated notes, we incurred approximately $8.2 million in deferred debt financing costs.

We continuously review opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic investments. As of the date of this report, other than our pending acquisition of WRNB-FM in the Dayton market and our agreement in principle to fund a joint venture with Comcast Corporation (approximately $70.0 million), we have no written or oral understandings, letters of intent or contracts to make acquisitions of additional radio stations or strategic investments. We anticipate that any future acquisitions and strategic investments will be financed through funds generated from operations, cash on hand, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.

Our ability to meet our debt service obligations and reduce our total debt, and our ability to refinance the 8 7/8% senior subordinated notes at or prior to their scheduled maturity date in 2011, will depend upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. In addition to debt service and the dividends related to our preferred stock, our principal liquidity requirements will be for working capital, continued business development, strategic investment opportunities and for general corporate purposes, including capital expenditures. For 2003, capital expenditures are expected to total approximately $10.5 to $11.5 million.

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

Impact of Recent Accounting Pronouncements

In June 2001, FASB issued Statement of Financial Accounting Standard No. 142 (SFAS No. 142) “Goodwill and Other Intangible Assets.” This pronouncement requires a non-amortization approach to account for purchased goodwill and certain other intangible assets. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. We adopted the provisions of this statement, which apply to goodwill and other indefinite life intangible assets acquired prior to June 30, 2001, effective January 1, 2002. We adopted the provisions of this statement that apply to goodwill and other indefinite life intangible assets acquired after June 30, 2001, effective July 1, 2001. The adoption of these accounting standards has eliminated the amortization of goodwill and FCC broadcast licenses commencing January 1, 2002. SFAS No.

142 has had a material impact on our financial statements, as the amounts previously recorded for the amortization of goodwill and FCC broadcast licenses were significant. We recorded amortization expense of approximately $114.0 million for the year ended December 31, 2001, but did not record a similar amortization expense for the year ended December 31, 2002 as a result of the adoption of SFAS No. 142. Upon adopting the transitional rules of SFAS No. 142, we recorded an impairment charge of approximately $23.2 million, net of an income tax benefit of $14.5 million in the first quarter of 2002, as the carrying value of certain of our FCC licenses exceeded the appraised fair value. In accordance with SFAS No. 142, we have reflected this charge as a cumulative effect of an accounting change, effective January 1, 2002, in our statement of operations.

We adopted the final provision of SFAS No. 142 in the fourth quarter of 2002 by reviewing the fair value of its reporting units and comparing that fair value to the net book value of the reporting unit. In completing the transitional assessment of goodwill, we (1) identified the reporting units; (2) determined the carrying value of each reporting unit; and (3) determined the fair value of each reporting unit. We had up to six months from the date of the adoption to determine the reporting units in which the carrying value exceeded the fair value of those assets. To the extent a reporting unit’s carrying amount exceeded its fair value, an indication would exist that the reporting unit’s goodwill was impaired, and we would then be required to perform the second step of the transitional impairment test. In the second step, we compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with Statement of Financial Accounting Board Standard No. 141 (SFAS No. 141), “Business Combinations”, to its carrying amount, both of which would be measured as of the date of adoption. Based on this analysis, we determined that we had an impairment of goodwill (as defined in SFAS No. 142) in our Augusta, Georgia market. We calculated the amount of the impairment and recorded an impairment charge of approximately $6.6 million, net of an income tax benefit of $496,000 during the fourth quarter of 2002. As the provisions of SFAS No. 142 related to the impairment of goodwill and other indefinite life intangible assets are effective as of January 1, 2002, the financial information for the quarter ended March 31, 2002, which preceded the period in which the transitional goodwill impairment loss was measured, has been restated to reflect the accounting change in that quarter.

On January 1, 2002, we adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, (APB No. 30), “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. We do not expect the adoption of SFAS No. 144 to have a material impact on our results of operations or financial position.

In January 2003, FASB issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This interpretation of ARB No. 51, “Consolidated Financial Statements,” requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. We do not expect the adoption of FIN 46 to have a material impact on our results of operations or financial position.

Critical Accounting Policies

Our accounting policies are described in Note 1 of the consolidated financial statements. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows.

Stock-Based Compensation

We account for our stock-based compensation plan as permitted by Statement of Financial Accounting Standard No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” which allows us to follow Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and recognize no compensation cost for options granted to employees at fair market value. Companies electing to remain with the intrinsic-value method accounting in APB No. 25 must make pro forma disclosures, as if the fair value based method of accounting had been applied.

Derivative Financial Instruments

We adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended by Statement of Financial Accounting Standard No. 137 (SFAS No. 137), “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133” and Statement of Financial Accounting Standard No. 138 (SFAS No. 138), “Accounting for Certain Derivative Instruments and Certain Hedging Activities” on January 1, 2001. This standard requires us to recognize all derivatives, as defined in the SFAS No. 133, on the balance sheet at fair value. Derivative value changes are recorded in income for any contracts not classified as qualifying cash flow hedges. For derivatives in qualifying cash flow hedge relationships, any change in value is recognized in earnings. The change in derivative fair value depends on the classification of the derivative as a hedging instrument. For derivatives in qualifying cash flow hedge relationships, the effective portion of the derivative value change must be recorded through other comprehensive income, a component of stockholders’ equity, net of tax. Our derivative financial instruments as of December 31, 2002 and 2001 are accounted for as qualifying cash flow hedges and changes in value are recorded as a component of comprehensive income.

Goodwill and FCC Licenses

We have made acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and identifiable intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Prior to January 1, 2002, goodwill and FCC licenses were amortized over a 15-year period (excluding the assets acquired from Blue Chip Broadcasting, Inc. and Sinclair Telecable, Inc.). Commencing January 1, 2002, goodwill and FCC licenses are not amortized, but are tested annually for impairment at the reporting unit level. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess. See also Note 1 to the consolidated financial statements of Radio One—Impact of Recently Issued Accounting Pronouncements. As of December 31, 2002, approximately 90% of our total assets consisted of FCC licenses and goodwill, which are considered indefinite-lived assets and are subject to an annual impairment test.

Impairment of Long-Lived Assets Excluding Goodwill and FCC Licenses

Long-lived assets, excluding goodwill and FCC licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Assets to be disposed of are reported at the lower of carrying values or fair values, less estimated costs of disposal.

Allowance for Doubtful Accounts

We must make estimates of the uncollectibility of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in an agency’s ability to meet its financial obligation to Radio One, Radio One’s estimates of the recoverability of amounts due Radio One could change by a material amount.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2002. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net broadcast revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Radio One’s first fiscal quarter generally produces the lowest net broadcast revenue for the year.

Capital and Commercial Commitments

The following table and discussion reflect Radio One’s significant contractual obligations and other commercial commitments as of December 31, 2002:

	Payments Due by Period
Capital Commitments	Total	Less Than 1 Year	1–3 Years	4–5 Years	After 5 Years
Long-term debt	$650,000,000	$52,500,000	$210,000,000	$87,500,000	$300,000,000
Operating leases	32,222,000	5,038,000	10,710,000	6,521,000	9,953,000
Capital expenditure commitments	1,260,000	1,260,000	—	—	—

In addition to the obligations above, Radio One also has the following contractual obligations and other commercial commitments:

•	severance obligations;

•	employment contracts;

•	programming contracts;

•	dividends on our HIGH TIDES;

•	interest swap agreements; and

•	other operating contracts.

We anticipate that we will fund such obligations and commitments with cash flow from operations. If we terminate our interest swap agreements before they expire, we will required to pay early termination fees.

RISK FACTORS

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

In the future, we may have difficulty integrating the operations, systems and management of the stations we acquire.

We cannot assure you that we will be able to integrate successfully any operations, systems or management of stations we acquire in the future. Our failure to integrate and manage newly acquired stations successfully could have a material adverse effect on our business and operating results. In addition, in the event that the operations of a new station do not meet our expectations, we may restructure or write-off the value of some portion of the assets of the new station.

We face many unpredictable business risks, both general and specific to the radio broadcasting industry, which could have a material adverse effect on our future operations.

Our future operations are subject to many business risks, including those risks that specifically influence the radio broadcasting industry, which could have a material adverse effect on our business, including:

•	economic conditions, both generally and relative to the radio broadcasting industry;

•	shifts in population, demographics or audience tastes;

•	the level of competition for advertising revenues with other radio stations, satellite radio, television stations and other entertainment and communications media;

•	technological changes and innovations; and

•	changes in governmental regulations and policies and actions of federal regulatory bodies, including the Department of Justice, the Federal Trade Commission and the Federal Communications Commission.

Given the inherent unpredictability of these variables, we cannot guarantee with any degree of certainty or predict what effect, if any, these variables will have on our future operations. Generally, advertising tends to decline during economic recession or downturn. Consequentially, our advertising revenue is likely to be adversely affected by a recession or downturn in the United States economy, the economy of an individual geographic market in which we own or operate radio stations, or other events or circumstances that adversely affect advertising activity.

The loss of key personnel, including on-air talent, could disrupt the management and operations of our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers, including our chief executive officer, chief financial officer, chief operating officer and general counsel, and other key employees, including on-air personalities. We believe that the unique combination of skills and experience possessed by our executive officers would be difficult to replace, and that the loss of any one of them could have a material adverse effect on us, including the impairment of our ability to execute our business strategy. Additionally, our radio stations employ or independently contract with several on-air personalities and hosts of syndicated radio programs with significant loyal audiences in their respective broadcast areas. These on-air personalities are sometimes significantly responsible for the ranking of a station, and thus, the ability of the station to sell advertising. We cannot be assured that these individuals will remain with our radio stations or will retain their audiences.

Two common stockholders have a majority voting interest in Radio One and have the power to control matters on which Radio One’s common stockholders may vote, and their interests may conflict with yours.

As of March 17, 2003, Catherine L. Hughes and her son, Alfred C. Liggins, III, collectively held approximately 56.1% of the outstanding voting power of Radio One’s common stock. As a result, Ms. Hughes and Mr. Liggins will control most decisions involving Radio One, including transactions involving a change of control of Radio One, such as a sale or merger. In addition, certain covenants in Radio One’s debt instruments require that Ms. Hughes and Mr. Liggins maintain specified ownership and voting interests in Radio One, and prohibit other parties’ voting interests from exceeding specified amounts. Ms. Hughes and Mr. Liggins have agreed to vote their shares together in elections of members of the board of directors.

We must respond to the rapid changes in technology, services and standards which characterize our industry in order to remain competitive.

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies are being developed, including the following:

•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers and other digital audio broadcast formats;

•	satellite delivered digital audio radio service, which has resulted in the introduction of several new satellite radio services with sound quality equivalent to that of compact discs; and

•	in-band on-channel digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services.

We program five channels on a satellite digital audio radio service, and also have invested in a developer of digital audio broadcast technology. However, we cannot assure you that these arrangements will be successful or enable us to adapt effectively to these new media technologies.

We compete for advertising revenue against radio stations and other media, many of which have greater resources than we do, and if we are unable to maintain or grow our advertising revenue share, our business and operating results may be adversely affected.

In the competitive broadcasting industry, the success of each of our radio stations is primarily dependent upon its share of the overall advertising revenue within its market. Although we believe that each of our stations can compete effectively in its broadcast area, we cannot be sure that any of our stations can maintain or increase its current audience ratings or market share, or that advertisers will not decrease the amount they spend on advertising.

Our advertising revenue may suffer if any of our stations cannot maintain its audience ratings or market share. Shifts in population, demographics, audience tastes and other factors beyond our control could cause us to lose market share. Our stations also compete for audiences and advertising revenues directly with other radio stations, and some of the owners of those competing stations have greater resources than we do. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and advertising revenue. Other radio companies which are larger and have more resources may also enter markets in which we operate. In addition, our stations also compete with other media such as broadcast and cable television, newspapers, magazines, direct mail, music videos, the Internet and outdoor advertising, some of which may be controlled by horizontally-integrated companies. We also anticipate that our stations will compete with satellite-based radio services, including Sirius Satellite Radio and XM Satellite Radio. We currently program five channels for XM Satellite Radio.

The terms of our debt restrict us from engaging in many activities and require us to satisfy various financial tests, and these restrictions may make it more difficult to pursue our acquisition strategy.

Our bank credit facility and the agreements governing our other outstanding debt, including our 8 7/8% senior subordinated notes, contain covenants that restrict, among other things, our ability to incur additional debt, pay cash dividends, purchase our capital stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with our assets, or merge, consolidate or sell all or substantially all of our assets.

Our bank credit facility requires that we obtain our banks’ consent for acquisitions that do not meet specific criteria. These restrictions may make it more difficult to pursue our acquisition strategy. Our bank credit facility also requires that we maintain specific financial ratios, which could be affected by events beyond our control.

The loans under our bank credit facility will be due in August 2007 and our 8 7/8% senior subordinated notes will be due in July 2011. A breach of any of the covenants contained in our bank credit facility could allow our lenders to declare all amounts outstanding under our bank credit facility to be immediately due and payable and a breach of any of the covenants contained in the indenture covering our 8 7/8% senior subordinated notes could allow the holders of those notes to declare the notes immediately due and payable. In addition, our banks could proceed against the collateral granted to them to secure that indebtedness. If the amounts outstanding under our bank credit facility or payment of our senior subordinated notes are accelerated, our assets might not be sufficient to repay in full the money owed to the banks or to our other debt holders.

Our substantial level of debt could limit our ability to grow and compete.

We have a substantial amount of debt, a portion of which bears interest at variable rates. Our substantial level of indebtedness could adversely affect us for various reasons, including limiting our ability to:

•	obtain additional financing for working capital, capital expenditures, acquisitions, debt payments or other corporate purposes;

•	have sufficient funds available for operations, future business opportunities or other purposes;

•	compete with competitors that have less debt than we do; and

•	react to changing market conditions, changes in our industry and economic downturns.

Our business depends on maintaining our licenses with the FCC. We could be prevented from operating a radio station if we fail to maintain its license.

Radio broadcasters depend upon maintaining radio broadcasting licenses issued by the FCC. These licenses are ordinarily issued for a maximum term of eight years and may be renewed. Our radio broadcasting licenses expire at various times from October 1, 2003 to August 1, 2006. See “Radio One’s Licenses” above. Although we may apply to renew our FCC licenses, interested third parties may challenge our renewal applications. In addition, if Radio One or any of our stockholders, officers, or directors violates the FCC’s rules and regulations or the Communications Act of 1934, as amended, or is convicted of a felony, the FCC may commence a proceeding to impose sanctions upon us. Examples of possible sanctions include the imposition of fines, the renewal of one or more of our broadcasting licenses for a term of fewer than eight years or the revocation of our broadcast licenses. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success.

The radio broadcasting industry is subject to extensive and changing federal regulation. Among other things, the Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments of licenses. The FCC recently commenced a rulemaking proceeding in which it will examine its rules and policies concerning ownership of multiple radio stations within a local market. The new rulemaking could lead to significant changes in how the FCC reviews radio station transactions that, according to the FCC, could result in substantial economic concentration and thus raise competition concerns. The filing of petitions or complaints against Radio One or any FCC licensee from which we are acquiring a station could result in the FCC delaying the grant of, or refusing to grant or imposing conditions on its consent to the assignment or transfer of control of licenses. The Communications Act and FCC rules and policies also impose limitations on non-U.S. ownership and voting of the capital stock of Radio One.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Both the revolving commitment and term loan borrowings under our credit facility bear interest, at our option, at a rate equal to either LIBOR plus a spread that ranges from .625% to 2.00% or the prime rate plus a spread of up to 1.00%, depending on our leverage ratio. Under the bank credit facility, we may be required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. We have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that bank pay to us a variable rate equal to three-month LIBOR. As of December 31, 2002, we had swap agreements in place for a total notional amount of $225.0 million. The swap agreements range in duration from 20 to 46 months.

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

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Radio One required by this item are filed with this report on Pages F-1 to F-40.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND

         FINANCIAL DISCLOSURE

On May 30, 2002, we dismissed Arthur Andersen LLP (“Arthur Andersen”) as our independent auditors and named Ernst & Young LLP as our new independent auditors in accordance with a recommendation of the Audit Committee of our Board of Directors. Arthur Andersen previously audited our consolidated financial statements for the years ended December 31, 2000 and 2001. The reports of Arthur Andersen on our consolidated financial statements for the years ended December 31, 2000 and 2001 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the same period, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Nominees for Class A Director,” “Nominees for Other Director,” and “Executive Officers” in our proxy statement for the 2003 Annual Meeting of Stockholders to be held during June 2003, which is expected to be filed with the Commission within 120 days after the end of our fiscal year.

ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Compensation of Directors and Executive Officers” in our proxy statement.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item 12 is incorporated in this report by reference to the information set forth under the caption “Principal Stockholders” in our proxy statement.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our proxy statement

ITEM 14.     CONTROLS AND PROCEDURES

Within 90 days of the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our CEO’s and CFO’s last evaluation.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2001 and 2002

Consolidated Statements of Operations for the years ended December 31, 2000, 2001 and 2002

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2000, 2001 and 2002

Consolidated Statements of Cash Flows for the years ended December 31, 2000, 2001 and 2002

Notes to Consolidated Financial Statements

Consolidating Financial Statements

(a)(2) EXHIBITS: The following exhibits are filed as part of this annual report.

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).

3.1.1

Certificate of Amendment (dated as of September 21, 2000) of the Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000).

3.2	Amended and Restated By-laws of Radio One, Inc., amended as of June 5, 2001 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q filed August 14, 2001).
3.3

Certificate Of Designations, Rights and Preferences of the 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) of Radio One, Inc., as filed with the State of Delaware on July 13, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).

4.1

Indenture dated May 18, 2001 among Radio One, Inc., the Guarantors listed therein, and United States Trust Company of New York (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed July 17, 2001 (File No. 333-65278)).

4.2

First Supplemental Indenture, dated August 10, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and the Bank of New York (formerly the United States Trust Company of New York), as Trustee (incorporated by reference to the Radio One’s Registration Statement on Form S-4, filed October 4, 2001 (File No. 333-65278)).

4.3

Second Supplemental Indenture dated as of May 18, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and the Bank of New York (formerly the United States Trust Company of New York), as Trustee (incorporated by reference to Radio One’s Registration Statement on Form S-3, filed January 29, 2002 (File No. 333-81622)).

10.1

Amended and Restated Employment Agreement between Radio One, Inc. and Scott R. Royster dated October 18, 2000 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2000).

10.2

Amended and Restated Employment Agreement between Radio One, Inc. and Linda J. Eckard Vilardo dated October 31, 2000 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2000).

Exhibit Number	Description
10.3	Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 9, 2001 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.4	Promissory Note and Stock Pledge Agreement dated October 18, 2000 between Radio One, Inc. and Scott R. Royster.
10.5	Promissory Note and Stock Pledge Agreement dated October 31, 2000 between Radio One, Inc. and Linda J. Eckard Vilardo.
10.6	Promissory Note and Stock Pledge Agreement dated April 9, 2001 between Radio One, Inc. and Alfred C. Liggins, III.
10.7	Promissory Note dated January 30, 2002 between Radio One, Inc and Scott R. Royster.
10.8

Second Amended and Restated Credit Agreement dated July 17, 2000, by and among Radio One, Inc., Bank of America, N.A., Credit Suisse First Boston, First Union National Bank, Toronto Dominion (Texas), Inc., Bankers Trust Company, and the Several Lenders From Time to Time Parties thereto (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended September 30, 2000).

10.9

First Amendment to Second Amended and Restated Credit Agreement, dated March 18, 2002, by and among Radio One, Inc. and Bank of America, N.A., and the other Lenders party thereto (incorporated by reference to Radio One’s Current Report on Form 8-K filed March 19, 2002).

10.10

Asset Purchase Agreement dated June 21, 2001 between Radio One, Inc. and U.S. Broadcasting Limited Partnership (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

16.1	Arthur Andersen LLP letter to the SEC dated May 30, 2002 (incorporated by reference to Radio One’s Current Report on Form 8-K filed May 30, 2002).
21.1	Subsidiaries of Radio One, Inc.
23.1	Consent of Ernst & Young, LLP.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 28, 2003.

RADIO ONE, INC.

By:	/s/ SCOTT R. ROYSTER
Name: Scott R. Royster Title: Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 28, 2003.

By:	/s/ CATHERINE L. HUGHES
Name: Catherine L. Hughes Title: Chairperson,Director and Secretary

By:	/s/ ALFRED C. LIGGINS, III
Name: Alfred C. Liggins, III Title: Chief Executive Officer, President and Director

By:	/s/ TERRY L. JONES
Name: Terry L. Jones Title: Director

By:	/s/ BRIAN W. MCNEILL
Name: Brian W. McNeill Title: Director

By:	/s/ L. ROSS LOVE
Name: L. Ross Love Title: Director

By:	/s/ D. GEOFFREY ARMSTRONG
Name: D. Geoffrey Armstrong Title: Director

By:	/s/ RONALD E. BLAYLOCK
Name: Ronald E. Blaylock Title: Director

CERTIFICATIONS

I, Alfred C. Liggins, III, certify that:

1.	I have reviewed this annual report on Form 10-K of Radio One, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ ALFRED C. LIGGINS, III
Alfred C. Liggins, III Chief Executive Officer, President and Director

I, Scott R. Royster, certify that:

1.	I have reviewed this annual report on Form 10-K of Radio One, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ SCOTT R. ROYSTER
Scott R. Royster Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Report of Independent Auditors

The Board of Directors and Stockholders of

Radio One, Inc.:

We have audited the accompanying consolidated balance sheet of Radio One, Inc. and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the index on page S-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit. The financial statements and schedule of Radio One, Inc. and subsidiaries as of December 31, 2001 and for each of the years in the two year period then ended, were audited by other auditors who have ceased operations and whose report dated March 18, 2002, expressed an unqualified opinion on those statements and schedule before the restatement disclosures described in Note 1.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radio One, Inc. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

As discussed above, the financial statements of Radio One, Inc. as of December 31, 2001 and 2000, and for the years then ended were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 1 with respect to 2001 and 2000 included (a) agreeing the previously reported net income to the previously issued financial statements (b) agreeing the amortization expense recognized in those periods related to goodwill and other intangible assets that are no longer being amortized as a result of applying Statement No. 142 to the previously issued financial statements, (c) recalculating the Company’s effective tax rate for 2001 and 2000 based on the Company’s previously issued financial statements and (d) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 and 2000 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 and 2000 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

Baltimore, Maryland

February 7, 2003

The following is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

Report of Independent Public Accountants

To the Board of Directors and Stockholders of

Radio One, Inc.:

We have audited the accompanying consolidated balance sheets of Radio One, Inc. (a Delaware corporation) and subsidiaries (the Company) as of December 31, 2000 and 2001, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the years in the three years ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

/s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland

March 18, 2002

ARTHUR ANDERSEN LLP WAS THE INDEPENDENT ACCOUNTING FIRM FOR RADIO ONE, INC. UNTIL MAY 30, 2002. REPRESENTATIVES OF ARTHUR ANDERSEN LLP ARE NOT AVAILABLE TO PROVIDE THE CONSENT REQUIRED FOR THE INCORPORATION BY REFERENCE OF ITS REPORT ON THE FINANCIAL STATEMENTS OF RADIO ONE, INC. APPEARING IN THIS ANNUAL REPORT INTO REGISTRATION STATEMENTS FILED BY RADIO ONE, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION AND CURRENTLY EFFECTIVE UNDER THE SECURITIES ACT OF 1933. SINCE ARTHUR ANDERSEN LLP HAS NOT CONSENTED TO THE INCORPORATION BY REFERENCE OF ITS REPORT, THE INVESTOR WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT OF 1933 FOR ANY UNTRUE STATEMENT OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP THAT ARE CONTAINED IN THIS ANNUAL REPORT OR ANY OMISSION TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2001	2002
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$32,115,000	$86,115,000
Trade accounts receivable, net of allowance for doubtful accounts of $6,668,000 and $5,733,000, respectively	56,682,000	64,565,000
Prepaid expenses and other current assets	2,441,000	2,017,000
Income tax receivable	3,200,000	3,650,000
Deferred tax asset	3,465,000	2,965,000

Total current assets	97,903,000	159,312,000
PROPERTY AND EQUIPMENT, net	39,446,000	41,622,000
INTANGIBLE ASSETS:
Radio broadcasting licenses	1,692,492,000	1,848,208,000
Goodwill	242,277,000	97,992,000
Other intangible assets	50,794,000	43,994,000

Total intangible assets	1,985,563,000	1,990,194,000
Accumulated amortization	209,362,000	213,568,000

Intangible assets, net	1,776,201,000	1,776,626,000

OTHER ASSETS	10,365,000	6,800,000

Total assets	$1,923,915,000	$1,984,360,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,782,000	$7,211,000
Accrued compensation	10,236,000	12,184,000
Other accrued expenses	28,134,000	23,425,000
Fair value of derivative instruments	13,439,000	4,888,000
Other current liabilities	2,491,000	401,000
Current portion of long-term debt	—	52,500,000

Total current liabilities	62,082,000	100,609,000
LONG-TERM DEBT, net of current portion	780,022,000	597,501,000
DEFERRED TAX LIABILITY	28,864,000	42,227,000

Total liabilities	870,968,000	740,337,000

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; 310,000 shares issued and outstanding; liquidation preference of $1,000 per share, plus cumulative dividends at 6.5% per year. Unpaid dividends were $4,198,000 as of December 31, 2001 and 2002	—	—
Common stock—Class A, $.001 par value, 30,000,000 shares authorized; 22,389,000 and 22,398,000 shares issued and outstanding	23,000	23,000
Common stock—Class B, $.001 par value, 150,000,000 shares authorized; 2,867,000 shares issued and outstanding	3,000	3,000
Common stock—Class C, $.001 par value, 150,000,000 shares authorized; 3,132,000 shares issued and outstanding	3,000	3,000
Common stock—Class D, $.001 par value, 150,000,000 shares authorized; 65,826,000 and 76,171,000 shares issued and outstanding	66,000	76,000
Accumulated other comprehensive loss	(9,053,000)	(3,006,000)
Stock subscriptions receivable	(31,666,000)	(33,344,000)
Additional paid-in capital	1,208,652,000	1,408,435,000
Accumulated deficit	(115,081,000)	(128,167,000)

Total stockholders’ equity	1,052,947,000	1,244,023,000

Total liabilities and stockholders’ equity	$1,923,915,000	$1,984,360,000

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2000	2001	2002
REVENUE:
Broadcast revenue, including barter revenue of $2,690,000, $3,034,000 and $3,681,000, respectively	$177,219,000	$276,919,000	$335,752,000
Less: Agency commissions	21,553,000	33,115,000	39,901,000

Net broadcast revenue	155,666,000	243,804,000	295,851,000

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization shown separately below	23,971,000	40,791,000	49,582,000
Selling, general and administrative	53,309,000	79,672,000	94,884,000
Corporate expenses	6,303,000	10,065,000	13,765,000
Depreciation and amortization	63,207,000	129,723,000	17,640,000

Total operating expenses	146,790,000	260,251,000	175,871,000

Operating income (loss)	8,876,000	(16,447,000)	119,980,000
INTEREST EXPENSE, including amortization of deferred financing costs	32,407,000	63,358,000	59,143,000
GAIN ON SALE OF ASSETS, net	—	4,224,000	133,000
OTHER INCOME, net	20,084,000	991,000	1,213,000

(Loss) income before (provision) benefit for income taxes, extraordinary item and cumulative effect of accounting change	(3,447,000)	(74,590,000)	62,183,000
(PROVISION) BENEFIT FOR INCOME TAXES	(804,000)	24,550,000	(25,282,000)

(LOSS) INCOME BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(4,251,000)	(50,040,000)	36,901,000
EXTRAORDINARY LOSS ON DEBT RETIREMENT, net of income taxes of $2,564,000	—	(5,207,000)	—
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of income taxes of $15,038,000	—	—	(29,847,000)

Net (loss) income	$(4,251,000)	$(55,247,000)	$7,054,000

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(13,487,000)	$(75,387,000)	$(13,086,000)

BASIC AND DILUTED LOSS PER COMMON SHARE:
Net (loss) income before extraordinary loss and cumulative effect of accounting change	$(.16)	$(.78)	$.16
Extraordinary loss	—	(.05)	—
Cumulative effect of accounting change	—	—	(.29)

Net loss	$(.16)	$(.83)	$(.13)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic and Diluted	84,540,000	90,295,000	101,821,000

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2000, 2001 and 2002

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Comprehensive Income	Accumulated Other Comprehensive Income	Stock Subscriptions Receivable	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, as of December 31, 1999	$—	$17,000	$3,000	$3,000	$46,000		$40,000	$—	$446,354,000	$(26,207,000)	$420,256,000
Comprehensive loss:
Net loss	—	—	—	—	—	$(4,251,000)	—	—	—	(4,251,000)	(4,251,000)

Unrealized loss on securities	—	—	—	—	—	(40,000)	(40,000)	—	—	—	(40,000)

Comprehensive loss						$(4,291,000)

Preferred stock dividends	—	—	—	—	—		—	—	—	(9,236,000)	(9,236,000)
Issuance of stock for acquisition	—	1,000	—	—	1,000		—	—	13,543,000	—	13,545,000
Stock sold to officers	—	—	—	—	1,000		—	(9,005,000)	9,004,000	—	—
Issuance of common stock	—	5,000	—	—	10,000		—	—	335,967,000	—	335,982,000
Employee exercise of options	—	—	—	—	—		—	—	878,000	—	878,000
Issuance of preferred stock	—	—	—	—	—		—	—	299,935,000	—	299,935,000

BALANCE, as of December 31, 2000	—	23,000	3,000	3,000	58,000		—	(9,005,000)	1,105,681,000	(39,694,000)	1,057,069,000
Comprehensive loss:
Net loss	—	—	—	—	—	$(55,247,000)	—	—	—	(55,247,000)	(55,247,000)
Unrealized loss on derivative and hedging activities from cumulative effect of accounting change, net of taxes	—	—	—	—	—	(2,630,000)	(2,630,000)	—	—	—	(2,630,000)
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	(6,423,000)	(6,423,000)	—	—	—	(6,423,000)

Comprehensive loss						$(64,300,000)

Preferred stock dividends	—	—	—	—	—		—	—	—	(20,140,000)	(20,140,000)
Issuance of stock for acquisition	—	—	—	—	6,000		—	—	81,327,000	—	81,333,000
Stock sold to officers	—	—	—	—	2,000		—	(22,661,000)	21,103,000	—	(1,556,000)
Employee exercise of options	—	—	—	—	—		—	—	550,000	—	550,000
Preferred stock issuance costs	—	—	—	—	—		—	—	(9,000)	—	(9,000)

BALANCE, as of December 31, 2001	—	23,000	3,000	3,000	66,000		(9,053,000)	(31,666,000)	1,208,652,000	(115,081,000)	1,052,947,000
Comprehensive income:
Net income	—	—	—	—	—	$7,054,000	—	—	—	7,054,000	7,054,000
Change in unrealized loss on derivative and hedging activities, net of taxes	—	—	—	—	—	6,047,000	6,047,000	—	—	—	6,047,000

Comprehensive income						$13,101,000

Preferred stock dividends	—	—	—	—	—		—	—	—	(20,140,000)	(20,140,000)
Issuance of stock	—	—	—	—	10,000		—	—	198,703,000	—	198,713,000
Interest on stock subscriptions receivable	—	—	—	—	—		—	(1,678,000)	—	—	(1,678,000)
Employee exercise of options	—	—	—	—	—		—	—	783,000	—	783,000
Tax effect of non-qualified option exercises	—	—	—	—	—		—	—	372,000	—	372,000
Repurchase of stock	—	—	—	—	—		—	—	(75,000)	—	(75,000)

BALANCE, as of December 31, 2002	$—	$23,000	$3,000	$3,000	$76,000		$(3,006,000)	$(33,344,000)	$1,408,435,000	$(128,167,000)	$1,244,023,000

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2000	2001	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(4,251,000)	$(55,247,000)	$7,054,000
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	63,207,000	129,723,000	17,640,000
Amortization of debt financing costs, unamortized discount and deferred interest	2,839,000	2,074,000	2,054,000
Deferred income taxes	8,966,000	(24,783,000)	24,786,000
Cumulative effect of accounting change, net of tax	—	—	29,847,000
Non-cash compensation to officers	188,000	951,000	1,414,000
Non-cash advertising revenue in exchange for equity investments	(683,000)	—	—
Loss on investments	—	1,623,000	1,532,000
Gain on sale of assets	—	(4,224,000)	(133,000)
Extraordinary loss on debt retirement	—	7,771,000	—
Effect of change in operating assets and liabilities-
Trade accounts receivable, net	(25,511,000)	(2,712,000)	(7,808,000)
Income tax receivable	—	(724,000)	111,000
Prepaid expenses and other current assets	2,586,000	26,000	(180,000)
Other assets	(281,000)	377,000	(1,432,000)
Accounts payable	11,588,000	(10,631,000)	(570,000)
Accrued expenses and other current liabilities	(2,962,000)	15,559,000	(3,494,000)

Net cash flows from operating activities	55,686,000	59,783,000	70,821,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,665,000)	(9,283,000)	(10,971,000)
Purchase of intangible asset	(2,000,000)	—	—
Proceeds from sale of assets	—	69,432,000	731,000
Equity investments	(1,185,000)	(613,000)	(846,000)
Proceeds from sale of available for sale investments	256,430,000	—	—
Deposits and payments for station purchases	(1,469,603,000)	(206,464,000)	(53,491,000)

Net cash flows from investing activities	(1,220,023,000)	(146,928,000)	(64,577,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	$(7,599,000)	$(308,746,000)	$(130,021,000)
Proceeds from debt issuances	570,000,000	300,000,000	—
Proceeds from bank credit facility	—	135,000,000	—
Deferred financing costs	(6,158,000)	(8,274,000)	—
Proceeds from issuance of common stock, net of issuance costs	335,982,000	—	198,812,000
Proceeds from issuance of preferred stock, net of issuance costs	299,935,000	—	—
Payment of preferred stock dividends	(5,038,000)	(20,140,000)	(20,140,000)
Payment of preferred stock issuance costs	—	(9,000)	—
Loans to officers	(9,005,000)	—	—
Proceeds from exercise of stock options	878,000	550,000	783,000
Interest on stock subscriptions receivable	—	—	(1,678,000)

Net cash flows from financing activities	1,178,995,000	98,381,000	47,756,000

INCREASE IN CASH AND CASH EQUIVALENTS	14,658,000	11,236,000	54,000,000
CASH AND CASH EQUIVALENTS, beginning of year	6,221,000	20,879,000	32,115,000

CASH AND CASH EQUIVALENTS, end of year	$20,879,000	$32,115,000	$86,115,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for-
Interest	$28,581,000	$38,319,000	$62,101,000

Income taxes	$5,938,000	$(1,610,000)	$462,000

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2000, 2001 and 2002

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Business

Radio One, Inc. (a Delaware corporation referred to as Radio One) and subsidiaries (collectively referred to as the Company) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and/or operates radio stations in 22 markets throughout the United States.

The Company has made and may continue to make significant acquisitions of radio stations, which may require it to incur additional debt. The service of this debt could require the Company to make significant debt service payments. The Company’s operating results are significantly affected by its share of the audience in markets where it owns and/or operates stations.

In September 2001, the Company began providing programming services to XM Satellite Radio Inc. (XM). Under its agreement with XM, The Company is providing five channels of urban radio programming to XM for a five-year period. Revenues derived from the Company’s agreement with XM were insignificant in 2001 and 2002.

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

Stock Split and Conversion

On May 22, 2000, the Company’s Board of Directors declared a three-for-one stock split of Class A common stock in the form of a stock dividend of Class D common stock payable to stockholders of record as of May 30, 2000. All per share data in the accompanying consolidated financial statements and notes thereto have been restated to reflect this stock dividend.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash, repurchase agreements and money market accounts at various commercial banks. All cash equivalents have original maturities of 90 days or less. For cash and cash equivalents, cost approximates market value.

Goodwill and FCC Licenses

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Prior to January 1, 2002, goodwill and FCC licenses were amortized over a 15-year period (excluding the assets acquired from Blue Chip Broadcasting, Inc. and Sinclair Telecable, Inc.). Commencing January 1, 2002, goodwill and FCC licenses are not amortized, but are

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

tested annually for impairment at the reporting unit level. Impairment of goodwill is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge for goodwill is recorded for the excess. See also Note 1, Impact of Recently Issued Accounting Pronouncements.

The fair value of goodwill and FCC licenses is determined on a market basis using a discounted cash flow model considering the market’s revenue, number of stations in the market, the performance of stations in the market, the Company’s performance in the market and estimated multiples for the sale of stations in that market. Because the assumptions used in estimating the fair value of goodwill and FCC licenses are based on current conditions, a change in market conditions or in the discount rate could have a significant effect on the estimated value of goodwill or FCC licenses. A significant decrease in the fair value of goodwill or FCC licenses in a market could result in additional impairment charges. The Company will perform an impairment test as of October 1st of each year, or when other conditions suggest an impairment may have occurred.

The following table presents the changes in the carrying amount of goodwill for the year ended December 31, 2002:

Balance as of December 31, 2001	$242,277,000
Acquisition	32,000
Purchase price allocation adjustment between goodwill and FCC licenses	(136,291,000)
Impairment loss related to the adoption of SFAS No. 142	(7,114,000)
Retirement of fully amortized assets	(912,000)

Balance as of December 31, 2002	$97,992,000

Impairment of Long-Lived Assets Excluding Goodwill and FCC Licenses

The Company accounts for the impairment of long-lived assets, excluding goodwill and FCC licenses, in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets, excluding goodwill and FCC licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk.

Financial Instruments

Financial instruments as of December 31, 2001 and 2002, consist of cash and cash equivalents, trade accounts receivable, notes receivable (which are included in other current assets), accounts payable, accrued expenses, long-term debt and subscriptions receivable. The carrying amounts approximate fair value for each of these financial instruments except for the 8 7/8% Senior Subordinated Notes as of December 31, 2001 and 2002,

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

which have a fair value of approximately $310.5 million and $325.9 million, respectively, as compared to a carrying value of $300.0 million for both years. The fair value is determined based on the fair market value of similar instruments.

Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities”, as amended by Statement of Financial Accounting Standard No. 137 (SFAS No. 137), “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133” and Statement of Financial Accounting Standard No. 138” (SFAS No. 138), “Accounting for Certain Derivative Instruments and Certain Hedging Activities” on January 1, 2001. This standard requires the Company to recognize all derivatives, as defined in the SFAS No. 133, on the balance sheet at fair value. Derivative value changes are recorded in income for any contracts not classified as qualifying cash flow hedges. For derivatives in qualifying cash flow hedge relationships, any change in value is recognized in earnings. The change in derivative fair value depends on the classification of the derivative as a hedging instrument. For derivatives in qualifying cash flow hedge relationships, the effective portion of the derivative value change must be recorded through other comprehensive income, a component of stockholders’ equity, net of tax.

Revenue Recognition

Revenue for broadcast advertising is recognized when the commercial is broadcast and is reported net of agency commissions. Agency commissions, when applicable, are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency and the agency remits the gross billing, less their commission, to the Company.

Barter Arrangements

The Company broadcasts certain customers’ advertising in exchange for equipment, merchandise and services. The estimated fair value of the equipment, merchandise or services received is recorded as expense or capitalized as they are used, consumed or received. Barter revenue is recognized as the related advertising is aired.

Advertising

The Company expenses advertising costs as incurred. Total advertising expenses were $3,743,000, $4,897,000 and $7,040,000 in 2000, 2001 and 2002, respectively.

Stock-Based Compensation

The Company accounts for its stock-based compensation plans as permitted by Statement of Financial Accounting Standard No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” which allows the Company to follow Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and recognize no compensation cost for options granted to employees at fair market value. The Company has computed, for pro forma disclosure purposes, the value of all compensatory options granted during

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

2000, 2001 and 2002, using the Black-Scholes option pricing model. The following assumptions were used for grants:

	2000	2001	2002
Average risk-free interest rate	5.85%	3.66%	2.11%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	3 years	3 years	3 years
Expected volatility	42%	141%	62%

Options were assumed to be exercised upon vesting for the purpose of this valuation. Adjustments were also made for options assumed forfeited prior to vesting. Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company’s pro forma net (loss) income and earnings per share information reflected on the accompanying consolidated statements of operations would have been adjusted to the following “as adjusted” amounts:

	For the Year Ended December 31,
	2000	2001	2002
Net (loss) income:
As reported	$(4,251,000)	$(55,247,000)	$7,054,000
As adjusted	(5,406,000)	(60,159,000)	(1,164,000)
Basic earnings and diluted loss per share, applicable to common stockholders:
As reported	$(0.16)	$(0.83)	$(0.13)
As adjusted	(0.17)	(0.89)	(0.21)

Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of net income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive income (loss) consists principally of gains and losses on derivative instruments that qualify for cash flow hedge treatment.

Segment Reporting

The Company believes it has only one segment, radio broadcasting. The Company came to this conclusion because the Company has one product or service, has the same type of customer and operating strategy in each market, operates in one regulatory environment, has only one management group that manages the entire Company and provides information on the Company’s results as one segment to the key decision-makers. All of the Company’s broadcast revenue is derived from stations located in the United States.

Net Loss Applicable to Common Stockholders

In July 2000, the Company completed a private placement of $310.0 million of 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (HIGH TIDES), at $1,000 per security. Dividends accrue on the HIGH TIDES at 6 1/2% per annum from the date of original issuance. Dividends are paid quarterly in arrears, commencing October 15, 2000. The earnings available for common stockholders for the years ended

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

December 31, 2000, 2001 and 2002, is the net income (loss) less the dividends of $9,236,000, $20,140,000 and $20,140,000 paid during 2000, 2001 and 2002, respectively, on the HIGH TIDES.

Earnings Per Share

Earnings per share (EPS) are based on the weighted average number of common and diluted common equivalent shares for stock options and warrants outstanding during the period the calculation is made, divided into the earnings available for common stockholders. Diluted common equivalent shares consist of shares issuable upon the exercise of stock options and warrants, using the treasury stock method. For the years ended December 31, 2000, 2001 and 2002, approximately 1,268,000, 3,189,000 and 4,021,000 shares, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive.

Impact of Recently Issued Accounting Pronouncements

In June 2001, FASB issued Statement of Financial Accounting Standard No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” This pronouncement requires a non-amortization approach to account for purchased goodwill and certain other intangible assets. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. The provisions of this statement, which apply to goodwill and other indefinite life intangible assets acquired prior to June 30, 2001, were adopted by the Company effective January 1, 2002. The provisions of this statement that apply to goodwill and other indefinite life intangible assets acquired after June 30, 2001, were adopted by the Company effective July 1, 2001. The adoption of these accounting standards has eliminated the amortization of goodwill and FCC broadcast licenses commencing January 1, 2002. SFAS No. 142 has had a material impact on the Company’s financial statements, as the amounts previously recorded for the amortization of goodwill and FCC broadcast licenses were significant.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

The following table summarizes the Company’s estimate of the effects of SFAS No. 142 as of the beginning of the periods presented. For 2000 and 2001, the net loss is adjusted to eliminate the amortization expense recognized in those periods related to goodwill and FCC licenses, as these indefinite-lived assets are no longer amortized under SFAS No. 142. The adjusted amounts below do not include any adjustments for potential impairment of the Company’s indefinite-lived assets that could have resulted if the Company had adopted SFAS No. 142 as of the beginning of the years presented and performed the required impairment test under this standard.

	For the Year Ended December 31,
	2000	2001
Net loss before extraordinary item	$(4,251,000)	$(50,040,000)
Add: amortization of goodwill, net of taxes	4,677,000	4,763,000
Add: amortization of FCC licenses, net of taxes	37,113,000	71,786,000

Adjusted net income before extraordinary item	37,539,000	26,509,000
Extraordinary loss on debt retirement	—	(5,207,000)

Adjusted net income	$37,539,000	$21,302,000

Adjusted net income applicable to common stockholders	$28,303,000	$1,162,000

Net income (loss) per share-basic:
Adjusted net income before extraordinary item	0.33	0.07
Extraordinary loss on debt retirement	—	(0.06)
Adjusted net income applicable to common stockholders	0.33	0.01

Net income (loss) per share—diluted:
Adjusted net income before extraordinary item	0.33	0.07
Extraordinary loss on debt retirement	—	(0.06)
Adjusted net income applicable to common stockholders	0.33	0.01

Weighted shares outstanding:
Basic	84,540,000	90,295,000
Diluted	84,890,000	90,751,000

Upon adopting the transitional rules of SFAS 142, the Company recorded an impairment charge of approximately $23.2 million, net of an income tax benefit of $14.5 million in the first quarter of 2002, as the carrying value of certain of the Company’s radio FCC licenses exceeded the appraised fair value. In accordance with SFAS No. 142, the Company has reflected this charge as a cumulative effect of an accounting change, effective January 1, 2002, in its statement of operations.

The Company adopted the final provision of SFAS No. 142 in the fourth quarter of 2002 by reviewing the fair value of its reporting units and comparing that fair value to the net book value of the reporting unit. In completing the transitional assessment of goodwill, the Company (1) identified the reporting units; (2)

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

determined the carrying value of each reporting unit; and (3) determined the fair value of each reporting unit. The Company had up to six months from the date of the adoption to determine the reporting units in which the carrying value exceeded the fair value of those assets. To the extent a reporting unit’s carrying amount exceeded its fair value, an indication would exist that the reporting unit’s goodwill was impaired, and the Company would then be required to perform the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with Statement of Financial Accounting Standard No. 141 (SFAS No. 141), “Business Combinations,” to its carrying amount, both of which would be measured as of the date of adoption. Based on this analysis, Radio One determined that it had an impairment of goodwill (as defined in SFAS No. 142) in its Augusta, Georgia market. The Company calculated the amount of the impairment and recorded an impairment charge of approximately $6.6 million, net of an income tax benefit of $496,000 during the fourth quarter of 2002.

On January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 supercedes Statement of Financial Accounting Standards No. 121(SFAS No. 121), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB No. 30), “Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business. The adoption of SFAS 144 had no impact on the results of operations or financial position of the Company.

In April 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 145 (SFAS No. 145), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS No. 145 rescinds FASB Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt and an Amendment to APB Opinion No. 30,” which required all gains and losses from the extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. As a result, the criteria in APB No. 30, “Reporting the Results of Operations- Reporting the Effects of Disposal of a Segment of a Business, and extraordinary, Unusual and Infrequently Occurring Events and Transactions,” now will be used to classify those gains and losses. Under SFAS No. 145, debt extinguishments are often routine, recurring transactions and in most circumstances would require treatment other than as an extraordinary item. The Company is required to adopt the provisions of this statement on January 1, 2003. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods that does not meet the criteria APB No. 30 for classification as an extraordinary item should be reclassified. The Company does not believe the adoption of this pronouncement will materially impact the Company’s financial position, cash flows or results of operations.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This interpretation of ARB No. 51, “Consolidated Financial Statements,” requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. Management does not expect the adoption of this Interpretation to have a material impact on its results of operations or financial position.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

Reclassifications

Certain reclassifications have been made to the prior year’s financial statements to conform to the current year presentation.

2.    ACQUISITIONS AND DISPOSITIONS:

In April 2002, the Company completed the acquisition of the assets of WHTA-FM (formerly WPEZ-FM), licensed to Hampton, Georgia, from U.S. Broadcasting Limited Partnership for approximately $56.0 million. The Company began operating the station under a local marketing agreement (LMA) in September of 2001.

In October 2001, the Company completed the sale of WLXO-FM for approximately $400,000. All proceeds of the sale were paid to the former stockholders of Blue Chip Broadcasting, Inc. As a result, the Company no longer owns or operates a station in the Lexington, Kentucky market.

In August 2001, the Company completed the acquisition of the outstanding stock of Blue Chip Broadcasting, Inc., owner and/or operator of sixteen radio stations (WIZF-FM, licensed to Erlanger, Kentucky, WMJM-FM, licensed to Jeffersontown, Kentucky, WDJX-FM and WXMA-FM (formerly WULV-FM), licensed to Louisville, Kentucky, WLRS-FM, licensed to Shepherdsville, Kentucky, WLXO-FM, licensed to Stamping Ground, Kentucky, WGZB-FM, licensed to Corydon, Indiana, KTTB-FM, licensed to Glencoe, Minnesota, WDHT-FM (formerly WING-FM), licensed to Dayton, Ohio, WING-AM, licensed to Springfield, Ohio, WGTZ-FM, licensed to Eaton, Ohio, WKSW-FM, licensed to Urbana, Ohio, WJYD-FM, licensed to London, Ohio, WCKX-FM, licensed to Columbus, Ohio, WXMG-FM, licensed to Upper Arlington, Ohio and WBLO-FM, licensed to Charlestown, Indiana, which was operated under a local marketing agreement (LMA)), for approximately $106.7 million in cash, 5,773,824 shares of Class D common stock and the assumption of outstanding debt. The Company financed the acquisition with common stock of the Company and cash drawn from its bank credit facility. In connection with the transaction, the Company also entered into an LMA with Blue Chip Communications, Inc. for WDBZ-AM, licensed to Cincinnati, Ohio. This acquisition resulted in the recording of approximately $7.5 million of fixed assets, $73.2 million of FCC licenses and $135.4 million of other intangible assets, which includes the recording of a deferred tax liability of $33.0 million for the difference in book and tax basis in the assets acquired from the purchase price being in excess of the net book value of the acquired entity.

In August 2001, the Company completed the acquisition of substantially all of the assets of three radio stations (WCDX-FM, licensed to Mechanicsville, Virginia, WRHH-FM (formerly WPLZ-FM) and WROU-AM (formerly WGCV-AM), licensed to Petersburg, Virginia) from Sinclair Telecable, Inc. and one station WJMO-FM (formerly WJRV-FM), licensed to Richmond, Virginia, from Commonwealth Broadcasting, LLC for approximately $34.0 million in cash. On May 6, 1999, the Company entered into an asset purchase agreement to acquire those four stations for approximately $34.0 million. The Company operated the three FM stations under an LMA and paid approximately $2.8 million and $1.6 million in TBA fees for the years ended December 31, 2000 and 2001, respectively, that are included in interest expense in the accompanying consolidated statements of operations for the years ended December 31, 2000 and 2001. This acquisition resulted in the recording of approximately $1.6 million of fixed assets, $30.4 million of FCC licenses and $2.0 million of other intangible assets.

In August 2001, the Company commenced the operation of WAMJ-FM (formerly WAWE-FM), licensed to Mableton, Georgia, under a local marketing agreement (LMA) with the Mableton Investment Group, LLC, an entity in which one of the Company’s executive officers and one of its directors have an ownership interest.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

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

In February 2001, the Company acquired substantially all of the assets of KSOC-FM (formerly KTXQ-FM), licensed to Gainsville, Texas, for approximately $52.6 million in cash. This acquisition resulted in the recording of approximately $945,000 of fixed assets and $51.7 million of FCC licenses.

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

In November 2000, the Company acquired substantially all of the assets of WPEK-FM licensed to Seneca, South Carolina, for approximately $7.5 million. The acquisition resulted in recording approximately $7.5 million of intangible assets.

In September 2000, the Company acquired substantially all of the assets of KJOI-AM (formerly KLUV-AM) licensed to Dallas, Texas, for approximately $16.0 million. The acquisition resulted in recording approximately $744,000 of fixed assets and $15.3 million of intangible assets.

In August 2000, the Company completed the acquisition of the assets of twelve radio stations (KMJQ-FM and KBXX-FM licensed to Houston, Texas, WVCG-AM, licensed to Coral Gables, Florida, WZAK-FM, licensed to Cleveland, Ohio, WJMO-AM, licensed to Cleveland Heights, Ohio, KKBT-FM, licensed to Los Angeles, California, KBFB-FM, licensed to Dallas, Texas, WJMZ-FM, licensed to Anderson, South Carolina, WFXK-FM, licensed to Tarboro, North Carolina, WFXC-FM, licensed to Durham, North Carolina, WNNL-FM, licensed to Fuquay-Varina, North Carolina and WQOK-FM, licensed to South Boston, Virginia) from Clear Channel Communications, Inc. and AMFM, Inc. for approximately $1.3 billion in cash. The acquisition resulted in the recording of approximately $15.0 million of fixed assets and $1,280.7 million of intangible assets.

In June 2000, the Company completed the acquisitions of WHHH-FM, licensed to Indianapolis, Indiana; WTLC-FM (formerly WBKS-FM), licensed to Greenwood, Indiana; WYJZ-FM, licensed to Lebanon, Indiana; and WDNI-TV (formerly W53AV), a low-powered television station licensed to Indianapolis, Indiana, for

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

approximately $30.0 million in cash and 441,000 shares of Class A common stock valued at approximately $10.0 million. The acquisitions resulted in the recording of approximately $520,000 of fixed assets and $49.1 million of intangible assets, which includes the recording of a deferred tax liability of $10.2 million for the difference in book and tax basis in the assets acquired from the purchase price being in excess of the net book value of the company.

In June 2000, the Company completed the acquisition of the outstanding stock of Davis Broadcasting, Inc., which owns and operates radio stations WTHB-AM and WFXA-FM, licensed to Augusta, Georgia; WAEG-FM, licensed to Evans, Georgia; WAKB-FM, licensed to Wrens, Georgia; WTHB-FM (formerly WAEJ-FM), licensed to Waynesboro, Georgia; and WCHH-FM (formerly WCCJ-FM), licensed to Harrisburg, North Carolina, for approximately $20.7 million in cash, 57,000 shares of Class A common stock and 115,000 shares of Class D common stock valued at approximately $3.5 million. The acquisition resulted in the recording of approximately $1.0 million of fixed assets and $23.9 million of intangible assets.

In February 2000, the Company acquired substantially all of the assets of WPLY-FM, licensed to Media, Pennsylvania, for approximately $80.0 million. The acquisition resulted in the recording of approximately $1.3 million of fixed assets and $78.7 million of intangible assets.

The unaudited pro forma summary consolidated results of operations for the years ended December 31, 2000 and 2001, assuming that all material acquisitions previously discussed which were completed during the years ended December 31, 2000 and 2001, had occurred as of January 1, 2000, are as follows:

	2000	2001
Net broadcast revenue	$257,662,000	$261,663,000
Operating expenses, excluding depreciation and amortization	129,593,000	132,726,000
Corporate expenses	7,383,000	10,378,000
Depreciation and amortization	123,451,000	131,812,000

Operating loss	(2,765,000)	(13,253,000)
Interest expense	67,313,000	66,190,000
Gain on sale of assets	—	4,224,000
Other income, net	65,000	677,000
Benefit for income taxes	—	24,531,000
Extraordinary loss	—	(5,207,000)
Cumulative effect of accounting change, net	—	—

Net loss	$(70,013,000)	$(55,218,000)

Net loss applicable to common stockholders	$(79,249,000)	$(75,358,000)

Basic and diluted loss per common share	$(0.88)	$(0.83)

The pro forma statements of operations for the years ended December 31, 2000 and 2001, were prepared to reflect SFAS No. 142 for transactions that were completed subsequent to June 30, 2001. The new pronouncements require the use of purchase accounting and the use of a non-amortization approach to account for certain purchased intangible assets. Under the non-amortization approach, certain intangible assets would be tested for impairment, rather than being amortized to earnings. In accordance with SFAS No. 142, for acquisitions completed after June 30, 2001, the Company has not recorded amortization expense related to the values assigned to FCC licenses and goodwill in the accompanying pro forma statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

The pro forma statement of operations for the year ended December 31, 2002 was not prepared as the only acquisition completed in 2002 was determined to not be significant.

3.    FIXED AND INTANGIBLE ASSETS:

Property and equipment are recorded at cost and are being depreciated on a straight-line basis over various periods. The components of the Company’s property and equipment as of December 31, 2001 and 2002 are as follows:

	2001	2002	Period of Depreciation
PROPERTY AND EQUIPMENT:
Land and improvements	$4,362,000	$4,191,000	—
Building and improvements	1,820,000	1,792,000	31 years
Transmitter towers	15,791,000	17,957,000	7 or 15 years
Equipment	26,941,000	34,488,000	5 to 7 years
Leasehold improvements	4,381,000	6,631,000	Life of lease
Construction-in-progress	4,508,000	3,405,000

	57,803,000	68,464,000
Less: Accumulated depreciation	(18,357,000)	(26,842,000)

Property and equipment, net	$39,446,000	$41,622,000

Depreciation expense for the years ended December 31, 2000, 2001 and 2002, was $4,919,000, $6,701,000 and $9,218,000, respectively.

Repairs and maintenance costs are expensed as incurred.

Intangible assets, excluding goodwill and FCC broadcast licenses are being amortized on a straight-line basis over various periods. The intangible asset balances and periods of amortization as of December 31, 2001 and 2002 are as follows:

	2001	2002	Period of Amortization
Trade names	$28,523,000	$26,224,000	2-5 Years
Debt financing costs	16,022,000	14,336,000	Term of debt
Favorable transmitter site and other intangibles	6,026,000	3,211,000	6-17 Years
Noncompete agreement	223,000	223,000	3 Years

Total	$50,794,000	$43,994,000

Amortization expense for the years ended December 31, 2000, 2001 and 2002, was $56,335,000, $123,022,000 and $8,422,000, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The following table presents the Company’s estimate of amortization expense for each of the five succeeding years for intangible assets, excluding goodwill and FCC licenses.

2003	$8,055,000
2004	7,569,000
2005	3,966,000
2006	2,130,000
2007	1,635,000

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

As acquisitions and dispositions may occur in the future, amortization expense may vary.

4.    OTHER ASSETS:

As of December 31, 2000, the Company had an investment of approximately $3.3 million in Net Noir, Inc. (Net Noir), an internet portal service provider. The investment consisted of $250,000 in cash and $3.0 million in advertising on the Company’s radio stations in exchange for an equity investment. The advertising provided by the Company was valued based on the valuation of Net Noir using what other investors had paid for equity in that company. The basis for the value of the advertising was not more than the Company’s normal rates for comparable advertising.

During 2001, the Company wrote off its investment in Net Noir. This write-off was due to Net Noir discontinuing its operations. The Company recognized a loss of $1,206,000, which is included in other income, net in the accompanying consolidated financial statements.

During 2000, the Company invested approximately $500,000 in cash and $2.5 million in advertising on the Company’s radio stations in exchange for an equity investment in New Urban Entertainment Television, Inc. (NUE). The advertising provided by the Company was valued based on the valuation of NUE, using what other investors had paid for equity in that company. This basis for the value of advertising was not more than the Company’s normal rates for comparable advertising.

In September 2001, the Company entered into a non-interest bearing note agreement with NUE, in which the Company loaned NUE $520,000 (Note Agreement). The principal was due upon the closing of NUE’s next round of equity financing. In connection with the Note Agreement, the Company received a warrant for the purchase of 2,600 shares of NUE common stock at an exercise price of $0.01 per share. The warrant expires 10 years from the date of issuance.

The Company’s ownership interest in NUE would be less than 20% on a fully converted basis if Radio One exercised its warrants, thus, this investment was accounted for on the cost basis as of December 31, 2001. The Company deferred the recognition of certain advertising revenue, where the Company received equity, to recognize the decline in market value of its equity investment in NUE. The net equity investment as of December 31, 2001, in Net Noir and NUE is stated at their estimated fair market value.

In February 2002, the Company provided a line of credit to NUE, up to a maximum of $500,000. NUE drew down approximately $250,000 of this amount during 2002. During 2002, NUE experienced liquidity problems and it became uncertain whether NUE would have sufficient capital to fund its operations. As a result of NUE’s inability to raise additional capital, the Company recorded a charge of $1,532,000 to write off all of its net investment balance in NUE during 2002. This amount is included in other income, net in the accompanying statements of operations.

As of December 31, 2002, the Company had an investment of approximately $214,000 in iBiquity Digital Corporation (formerly USA Digital Radio).

During 2000, the Company made a $1.0 million subscriber commitment in exchange for a limited partnership interest in Quetzal/Chase Communications Partners, L.P. The Company funded approximately $525,000, $10,000 and $82,000 in cash of that commitment during the years 2000, 2001 and 2002, respectively and received distributions of $112,000 and $131,000 in 2001 and 2002, respectively.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

During 1999, the Company made a $1.0 million investment in PNE Media Holdings, LLC., a privately-held outdoor advertising company. During 2001, the Company recognized an impairment charge of $250,000 related to this investment.

5.    OTHER ACCRUED EXPENSES:

Other accrued expenses as of December 31, 2001 and 2002, included the following:

	2001	2002
Accrued interest	$19,436,000	$14,423,000
Income taxes payable	2,699,000	1,200,000
Other accrued expenses	5,999,000	7,802,000

Total accrued expenses	$28,134,000	$23,425,000

6.    DERIVATIVE INSTRUMENTS:

During 2000, the Company entered into fixed rate swap agreements to reduce exposure to interest rate fluctuations on certain floating rate debt commitments. The Company recorded an adjustment of approximately $2.6 million, net of an income tax benefit of approximately $1.2 million on January 1, 2001, to record the liability related to the fair value of these swap agreements. This amount was recorded as a cumulative effect of change in accounting principle, which is included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The Company then recorded a $6.4 million valuation adjustment, net of an income tax benefit of approximately $3.2 million, to record the swap agreements at fair market value as of December 31, 2001. This amount is also recorded as a component of accumulated other comprehensive income as the Company has designated the agreements as qualifying cash flow hedges. Interest paid under the swap agreements was $0.0 and $5.2 million in 2000 and 2001, respectively. These interest rate agreements and the corresponding hedge relationships expired in December 2002.

As a result of the expiration in December 2002 of then existing interest rate swap agreements, the Company entered into one interest rate swap agreement in June 2002 and three additional interest rate swap agreements in October 2002 with the following terms:

Agreement	Notional Amount	Expiration	Fixed Rate
No. 1	$25.0 million	June 7, 2004	3.51%
No. 2	50.0 million	December 5, 2004	2.55%
No. 3	50.0 million	December 5, 2005	3.01%
No. 4	100.0 million	October 5, 2006	3.39%

Each swap agreement is accounted for as a qualifying cash flow hedge of the Company’s senior bank term debt in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instruments as reflected on the accompanying balance sheets.

Under the swap agreements, the Company pays the fixed rate listed in the table above plus a spread based on its leverage ratio (as defined in its bank credit facility). The counterparties to agreements pay the Company a floating interest rate based on the three-month LIBOR (measurement and settlement is performed quarterly). The counterparties to these agreements are international financial institutions. The Company estimates the net fair

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

value of these instruments as of December 31, 2002 to be a liability of approximately $4.9 million. The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are parties to the Company’s swap agreements contracts. The fair value is an estimate of the net amount that the Company would pay on December 31, 2002 if the agreements were transferred to other parties or cancelled by the Company.

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

7. LONG-TERM DEBT:

As of December 31, 2001 and 2002, the Company’s outstanding debt is as follows:

	2001	2002
8 7/8% Senior subordinated notes	$300,000,000	$300,000,000
Bank credit facility	480,000,000	350,000,000
Capital lease obligations	22,000	1,000

Total long-term debt	780,022,000	650,001,000
Less: Current portion	—	(52,500,000)

Long term debt, net of current portion	$780,022,000	$597,501,000

Senior Subordinated Notes

In May 1997, Radio One issued approximately $85.5 million of 12% Senior Subordinated Notes due 2004 (Former Notes). The Former Notes were sold at a discount, with the net proceeds to Radio One of approximately $72.8 million. The Former Notes paid cash interest at 7.0% per annum through May 15, 2000, and at 12% thereafter, with the difference between the 7.0% cash interest and the 12% interest being accrued through May 15, 2000, and added to the principal balance. The principal balance was not due until maturity. The balance of the Former Notes was paid off in May 2001 with the proceeds from the sale of the Company’s 8 7/8% Senior Subordinated Notes due 2011 (Notes).

In May 2001, the Company issued approximately $300.0 million of Notes through a private offering, receiving net proceeds of approximately $291.8 million. There were approximately $8.2 million in deferred offering costs recorded in connection with the sale, which are being amortized to interest expense over the life of the Notes using the effective interest rate method.

The proceeds of the Notes were primarily used to repay amounts owed on the Company’s bank credit facility and the entire balance of the Former Notes. During the year ended December 31, 2001, the Company recognized an extraordinary loss of $5.2 million, net of income tax benefit of approximately $2.6 million, in the accompanying consolidated statement of operations related to the early retirement of the Former Notes. This loss encompassed the write-off of the remaining deferred offering costs, underwriter’s discount and prepayment penalties associated with the Former Notes.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

Bank Credit Facility

The Amended and Restated Credit Agreement dated July 17, 2000 and as amended on March 18, 2002, provides for a facility under which the Company can borrow up to $600.0 million as of December 31, 2002 from a group of banking institutions. The bank credit facility contains covenants limiting the Company’s ability to incur additional debt and additional liens, make dividend and other payments with respect to the Company’s equity securities, make new investments and sell assets. This bank credit facility also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit the Company’s ability to borrow or otherwise raise funds in the credit and capital markets.

The bank credit facility consists of Term A Loans in an amount up to $350.0 million, Term B Loans in an amount up to $150.0 million and revolving credit loans in an amount up to $250.0 million that may be borrowed on a revolving basis. As of December 31, 2000, the Company had borrowed the full amount of the Term A and B Loans and $62.5 million of the revolving credit loan. In May 2001, the Company repaid the Term B loan in full. In April 2002, the Company repaid the outstanding balance of $130.0 million of its revolving credit loan. As of December 31, 2002, the Company has $350.0 million outstanding on its Term A loan. The interest rate on the bank credit facility is LIBOR plus a spread based on the Company’s leverage ratio, as defined in the credit agreement. The credit facility requires quarterly interest payments. The credit facility also requires minimum quarterly principal payments, commencing March 31, 2003, as shown on an annualized basis in the table below. As of December 31, 2002, $250.0 million remained available (subject to various covenant restrictions) to be drawn down from the Company’s $600.0 million bank credit facility. The loans mature in June 2007. The weighted average interest rate for the bank credit facility was 7.56% and 7.29% in 2001 and 2002, respectively.

The Company’s bank credit facility and the agreements governing the other outstanding debt contain covenants that restrict, among other things, the ability of the Company to incur additional debt, pay cash dividends, purchase capital stock, make capital expenditures, make investment or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.

Future minimum payments as of December 31, 2002, are as follows:

	Senior Subordinated Notes	Bank Credit Facility
2003	$—	$52,500,000
2004	—	52,500,000
2005	—	70,000,000
2006	—	87,500,000
2007	—	87,500,000
2008 and thereafter	300,000,000	—

	$300,000,000	$350,000,000

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

8.    COMMITMENTS AND CONTINGENCIES:

Operating Leases

Radio One has various operating leases for office space, studio space, broadcast towers and transmitter facilities which expire on various dates through December 31, 2011. One of these leases is for office and studio space in Baltimore, Maryland, and is with a partnership in which two of the partners are stockholders of the Company.

The following is a schedule of the future minimum rental payments required under the operating leases that have an initial or remaining noncancelable lease term in excess of one year as of December 31, 2002.

For the Year Ending December 31,	Total
2003	$5,038,000
2004	4,026,000
2005	3,614,000
2006	3,070,000
2007	3,134,000
2008 and thereafter	13,340,000

Total rent expense for the years ended December 31, 2000, 2001 and 2002, was $3,776,000, $5,445,000 and $5,747,000, respectively.

FCC Broadcast Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission (FCC) that have a maximum term of eight years prior to renewal. The Company’s FCC broadcast licenses expire at various times from October 1, 2003 to August 1, 2006. Although the Company may apply to renew its FCC broadcast licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

Contingencies

The Company has been named as a defendant in several legal actions occurring in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

9.    STOCKHOLDERS’ EQUITY:

Stock Options Plans

During 1999, the Company adopted stock option plans under which employees and directors could be granted options to purchase shares of Company common stock at the fair market value at the time of grant. Options generally vest over a period of three to four years and expire 10 years from the date of grant.

The plan was amended and restated by the Company’s board of directors on April 11, 2002 to incorporate all prior amendments and to increase the number of shares available under the plan. The Company’s stockholders ratified the amended and restated plan on May 14, 2002. The plan, as amended and restated, provides for the granting to participants of stock options and restricted stock grants as the compensation committee of the board of directors, or such other committee of the board of directors as the board of directors may designate, deems to be consistent with the purposes of the plan.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

Summarized information relative to the Company’s stock option plans is as follows:

	Year Ended December 31,
	2000		2001		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance, beginning of period	621,000	$7.99	1,268,000	$10.56	3,189,000	$13.65
Granted	808,000	11.82	2,293,000	15.14	1,097,000	14.59
Cancelled	(43,000)	10.51	(306,000)	15.75	(164,000)	14.43
Exercised	(118,000)	16.48	(66,000)	7.88	(101,000)	7.72

Balance, end of period	1,268,000	$10.56	3,189,000	$13.65	4,021,000	$14.02

Exercisable, end of period	169,013	$7.99	420,000	$9.82	919,000	$12.53

As of December 31, 2002, 2,917,000 shares were available for future grants under the terms of these plans.

Stock Options Outstanding

Summarized information relative to the Company’s stock options outstanding as of December 31, 2002 is as follows:

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 7.50—$ 7.78	442,000	7.46	$7.58	237,000	$7.63
$ 8.11—$12.19	218,000	6.50	8.50	193,000	8.32
$13.56—$17.90	3,228,000	9.00	14.84	414,000	15.08
$21.59—$26.53	133,000	7.66	24.46	75,000	24.82

	4,021,000		$14.02	919,000	$12.53

Weighted average fair value of options granted for the years ended December 31, 2000, 2001 and 2002, was $4.13, $11.98 and $6.28, respectively. This fair value was calculated using the Black-Scholes option pricing model.

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

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

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

10.    INCOME TAXES:

Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

The Company acquired the stock of one company in each of the years ended December 31, 2000 and 2001. Associated with these stock purchases, the Company allocated the purchase price to the related assets acquired, with the excess purchase price allocated to goodwill. Usually, in a stock purchase, for income tax purposes, the underlying assets of the acquired companies retain their historical tax basis. Accordingly, the Company recorded a deferred tax liability of approximately $10.2 million, $34.8 million in 2000 and 2001, respectively, related to the difference between the book and tax basis for all of the assets acquired (excluding nondeductible goodwill).

A reconciliation of the statutory federal income taxes to the recorded income tax (provision) benefit for the years ended December 31, 2000, 2001 and 2002 is as follows:

	2000	2001	2002
Statutory tax (@ 35% rate)	$1,206,000	$26,100,000	$(21,764,000)
Effect of state taxes, net of federal	137,000	3,500,000	(2,740,000)
Nondeductible goodwill	(2,147,000)	(2,050,000)	—
Other	—	(3,000,000)	(778,000)

(Provision) benefit for income taxes	$(804,000)	$24,550,000	$(25,282,000)

The components of the (provision) benefit for income taxes for the years ended December 31, 2000, 2001 and 2002, are as follows:

	2000	2001	2002
Federal:
Current and Deferred (current in 2002, $0)	$(129,000)	$23,279,000	$(21,067,000)

State:
Current and Deferred (current in 2002, $545,000)	$(675,000)	$1,271,000	$(4,215,000)

(Provision) benefit for income taxes	$(804,000)	$24,550,000	$(25,282,000)

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement and tax basis of assets and liabilities. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2001 and 2002 are as follows:

	2001	2002
Deferred tax assets—
Reserve for bad debts	$2,278,000	$1,459,000
Accruals	817,000	1,134,000
Barter activity	142,000	146,000
Deferred revenue	911,000	—
Other	(683,000)	226,000

Total current tax assets	3,465,000	2,965,000
Interest expense	4,474,000	1,926,000
FCC and other intangibles amortization	1,166,000	16,607,000
NOL carryforward	32,784,000	51,915,000
Other	81,000	71,000

Total deferred tax assets	41,970,000	73,484,000

Deferred tax liabilities—
Intangible assets	(65,390,000)	(110,889,000)
Depreciation	(1,674,000)	(1,604,000)
Loss on extinguishment of debt	(163,000)	232,000
Other	(142,000)	(485,000)

Total deferred tax liabilities	(67,369,000)	(112,746,000)

Net deferred taxes	$(25,399,000)	$(39,262,000)

The Company acquired an approximate $5,831,000 net operating loss related to the purchase of Davis Broadcasting, Inc. The Company acquired an approximate $14,765,000 net operating loss related to the purchase of Blue Chip (see Note 2). The Company’s utilization of these net operating loss carryforwards is limited under Section 382 of the Internal Revenue Code. As of December 31, 2002, the Company had an NOL carryforward of approximately $133,457,000, which is recorded as a deferred tax asset. The net operating loss carryforwards expire beginning in 2019 through 2022. The Company’s utilization of these net operating loss carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code.

11.    RELATED PARTY TRANSACTIONS:

The Company leased office space in 2000, 2001 and 2002 from a partnership in which the Company’s CEO and Chairperson are partners (see Note 8). Total rent paid to the partnership in each of the years ended December 31, 2000, 2001 and 2002 was approximately $216,000.

The Company’s CEO and Chairperson own a music company called Music One, Inc. The Company sometimes engages in promoting the recorded music product of Music One, Inc.

The following discussion details loans made to certain of the Company’s officers. These loans were made prior to passage of the Sarbanes-Oxley Act of 2002. The Company’s board of directors approved the loans.

Three officers of the Company, the CEO, CFO and General Counsel, purchased 1.5 million, 1.0 million and 250,000 shares, respectively, of the Company’s common stock. The stock was purchased with the proceeds of full recourse loans from the Company in the amounts of $21,105,000, $7,000,000 and $2,005,000, respectively,

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

with accrued interest as of December 31, 2001, of approximately $908,000, $505,000 and $143,000, and as of December 31, 2002, of approximately $2,137,000, $875,000 and $222,000, respectively. The loans are due in 2005, 2008 and 2010, respectively, and bear interest as of December 31, 2002 at 5.5%, 5.5% and 4.5%, respectively. These loans are recorded in the accompanying consolidated balance sheets as stock subscriptions receivable.

The Company also has loans outstanding to the Company’s CEO, CFO and COO in the amounts of $380,000, $88,000 and $262,000, respectively, with accrued interest as of December 31, 2001 of approximately $80,000, $13,000 and $44,000, and as of December 31, 2002, of approximately $106,000, $19,000 and $61,000, respectively. The loans are due in May 2003, 2004 and 2004, respectively, and bear interest at 5.6%.

In February 2002, the Company’s CFO exercised a contractual right to receive a non-interest-bearing loan in the amount of $750,000. The loan is due in January 2005 or 60 days after termination of the CFO’s employment, whichever is earlier.

The Company had a loan outstanding in the amount of approximately $100,000, with accrued interest of $12,000 as of December 31, 2001, to the Company’s Chairperson. The loan was paid in full in September 2002.

In August 2001, the Company entered in to a local marketing agreement (LMA) with a company in which the Company’s CEO has a majority ownership interest. Total fees paid under this agreement were approximately $75,000 and $152,000 for the years ended December 31, 2001 and 2002, respectively. Additionally, the Company had a receivable from this company of approximately $571,000 and $630,000, as of December 31, 2001 and 2002, respectively.

12.    PROFIT SHARING:

Radio One has a 401(k) profit sharing plan for its employees. Radio One can contribute to the plan at the discretion of its board of directors. Radio One made no contributions to the plan during 2000, 2001 or 2002.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

13.    QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarters Ended
	March 31	June 30	September 30	December 31
	(Amounts in Thousands, Except Per Share Data)
2001:
Net revenues	$47,925,000	$62,285,000	$66,206,000	$67,388,000
Operating income	(11,649,000)	1,273,000	184,000	(6,255,000)
Loss before extraordinary item	(15,173,000)	(9,407,000)	(10,089,000)	(15,371,000)
Net Loss	(15,173,000)	(14,614,000)	(10,089,000)	(15,371,000)
Loss before extraordinary item per share	$(0.23)	$(0.16)	$(0.16)	$(0.22)

Net loss per share	$(0.23)	$(0.22)	$(0.16)	$(0.22)

Weighted average shares outstanding	86,801,000	88,252,000	91,687,000	94,120,000

2002:
Net revenues	$58,311,000	$80,165,000	$80,469,000	$76,906,000
Operating income	18,476,000	35,600,000	35,352,000	30,552,000
Income before cumulative effect of accounting change	1,261,000	13,242,000	12,791,000	9,607,000
Net (loss) income	(28,586,000)	13,242,000	12,791,000	9,607,000
Income per share before cumulative effect of accounting change per share	$(0.04)	$0.08	$0.07	$0.04

Net (loss) income per share	$(0.35)	$0.08	$0.07	$0.04

Weighted average shares outstanding	94,229,000	104,353,000	104,892,000	104,972,000

As described in Note 1, the Company recognized an impairment charge of goodwill in its Augusta, Georgia market of approximately $6.6 million, net of an income tax benefit of $496,000 during the fourth quarter of 2002. As the provisions of SFAS No. 142 related to the impairment of goodwill and other indefinite life intangible assets are effective as of January 1, 2002, the financial information for the quarter ended March 31, 2002, which preceded the period in which the transitional goodwill impairment loss was measured, has been restated to reflect the accounting change in that quarter.

14.    SUBSEQUENT EVENTS:

In March 2003, the Company entered into an agreement to acquire the outstanding stock of Hawes-Saunders Broadcast Properties, Inc., owner and operator of WRNB-FM (formerly WROU-FM) licensed to West Carrollton, Ohio, for approximately $9.5 million in cash. The Company began operating the station under an LMA in March 2003. This acquisition increases the number of stations that the Company owns and operates in the Dayton market to five.

In conjunction with the Company’s August 2001 purchase of Blue Chip Broadcasting, Inc., the Company began operating WBLO-FM, licensed to Charlestown, Indiana, under a local marketing agreement and obtained an option to purchase the station. In February 2003 the company completed the acquisition for approximately $2.0 million in cash.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2000, 2001 and 2002

In January 2003, the Company signed a non-binding term sheet with Comcast Corporation providing for a joint venture to launch a television network featuring entertainment, news, opinion and sports-related programming targeted primarily towards 25-54-year-old African-American viewers. The Company expects to make a cash investment of approximately $70.0 million, and to provide advertising and management services to the network.

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company’s subsidiaries (Subsidiary Guarantors) have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes due 2011.

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of December 31, 2001 and 2002, and for each of the three years ended December 31, 2002. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

As of December 31, 2001

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(447,000)	$32,562,000	$—	$32,115,000
Trade accounts receivable, net of allowance for doubtful accounts	11,552,000	45,130,000	—	56,682,000
Due from Combined Guarantor Subsidiaries	—	1,699,420,000	(1,699,420,000)	—
Prepaid expenses and other current assets	463,000	1,978,000	—	2,441,000
Income tax receivable	—	3,200,000	—	3,200,000
Deferred tax asset	1,882,000	1,583,000	—	3,465,000

Total current assets	13,450,000	1,783,873,000	(1,699,420,000)	97,903,000
PROPERTY AND EQUIPMENT, net	12,715,000	26,731,000	—	39,446,000
INTANGIBLE ASSETS, net	1,534,807,000	241,394,000	—	1,776,201,000
OTHER ASSETS	1,276,000	9,089,000	—	10,365,000

Total assets	$1,562,248,000	$2,061,087,000	$(1,699,420,000)	$1,923,915,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$794,000	$6,988,000	$—	$7,782,000
Accrued expenses	3,257,000	35,113,000	—	38,370,000
Fair value of derivative instruments	—	13,439,000	—	13,439,000
Other current liabilities	316,000	2,175,000	—	2,491,000
Due to the Company	1,699,420,000	—	(1,699,420,000)	—

Total current liabilities	1,703,787,000	57,715,000	(1,699,420,000)	62,082,000
INVESTMENT IN SUBSIDIARIES	—	163,951,000	(163,951,000)	—
LONG-TERM DEBT AND DEFERRED INTEREST, net of current portion	2,000	780,020,000	—	780,022,000
DEFERRED INCOME TAX LIABILITY	22,410,000	6,454,000	—	28,864,000

Total liabilities	1,726,199,000	1,008,140,000	(1,863,371,000)	870,968,000

STOCKHOLDERS’ EQUITY:
Common stock	—	95,000	—	95,000
Accumulated comprehensive income adjustments	—	(9,053,000)	—	(9,053,000)
Stock subscriptions receivable	—	(31,666,000)	—	(31,666,000)
Additional paid-in capital	—	1,208,652,000	—	1,208,652,000
Accumulated deficit	(163,951,000)	(115,081,000)	163,951,000	(115,081,000)

Total stockholders’ equity	(163,951,000)	1,052,947,000	163,951,000	1,052,947,000

Total liabilities and stockholders’ equity	$1,562,248,000	$2,061,087,000	$(1,699,420,000)	$1,923,915,000

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

As of December 31, 2002

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$423,000	$85,692,000	$—	$86,115,000
Trade accounts receivable, net of allowance for doubtful accounts	30,281,000	34,284,000	—	64,565,000
Due from Combined Guarantor Subsidiaries	—	1,237,854,000	(1,237,854,000)	—
Prepaid expenses and other current assets	894,000	1,123,000	—	2,017,000
Income tax receivable	—	3,650,000	—	3,650,000
Deferred tax asset	2,282,000	683,000	—	2,965,000

Total current assets	33,880,000	1,363,286,000	(1,237,854,000)	159,312,000
PROPERTY AND EQUIPMENT, net	26,196,000	15,426,000	—	41,622,000
INTANGIBLE ASSETS, net	1,755,353,000	21,273,000	—	1,776,626,000
OTHER ASSETS	1,044,000	5,756,000	—	6,800,000

Total assets	$1,816,473,000	$1,405,741,000	$(1,237,854,000)	$1,984,360,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,238,000	$5,973,000	$—	$7,211,000
Accrued expenses	7,620,000	27,989,000	—	35,609,000
Fair value of derivative instruments	—	4,888,000	—	4,888,000
Other current liabilities	203,000	198,000	—	401,000
Due to the Company	1,237,854,000	—	(1,237,854,000)	—
Current portion of long-term debt	—	52,500,000	—	52,500,000

Total current liabilities	1,246,915,000	91,548,000	(1,237,854,000)	100,609,000
INVESTMENT IN SUBSIDIARIES	—	(545,823,000)	545,823,000	—
LONG-TERM DEBT AND DEFERRED INTEREST, net of current portion	—	597,501,000	—	597,501,000
DEFERRED INCOME TAX LIABILITY	23,735,000	18,492,000	—	42,227,000

Total liabilities	1,270,650,000	161,718,000	(692,031,000)	740,337,000

STOCKHOLDERS’ EQUITY:
Common stock	—	105,000	—	105,000
Accumulated comprehensive income adjustments	—	(3,006,000)	—	(3,006,000)
Stock subscriptions receivable	—	(33,344,000)	—	(33,344,000)
Additional paid-in capital	—	1,408,435,000	—	1,408,435,000
Accumulated deficit	545,823,000	(128,167,000)	(545,823,000)	(128,167,000)

Total stockholders’ equity	545,823,000	1,244,023,000	(545,823,000)	1,244,023,000

Total liabilities and stockholders’ equity	$1,816,473,000	$1,405,741,000	$(1,237,854,000)	$1,984,360,000

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2000

	Combined Guarantor Subsidiaries	Radio One, Inc	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE:
Broadcast revenue, including barter revenue	$31,941,000	$145,278,000	$—	$177,219,000
Less: Agency commissions	3,749,000	17,804,000	—	21,553,000

Net broadcast revenue	28,192,000	127,474,000	—	155,666,000

OPERATING EXPENSES:
Program and technical	4,771,000	19,200,000	—	23,971,000
Selling, general and administrative	11,959,000	41,350,000	—	53,309,000
Corporate expenses	—	6,303,000	—	6,303,000
Depreciation and amortization	57,758,000	5,449,000	—	63,207,000

Total operating expenses	74,488,000	72,302,000	—	146,790,000

Broadcast operating (loss) income	(46,296,000)	55,172,000	—	8,876,000
INTEREST EXPENSE, including amortization of deferred financing costs	151,000	32,256,000	—	32,407,000
OTHER INCOME, net	13,000	20,071,000	—	20,084,000

(Loss) income before provision for income taxes	(46,434,000)	42,987,000	—	(3,447,000)
PROVISION FOR INCOME TAXES	—	(804,000)	—	(804,000)
EQUITY IN LOSSES OF SUBSIDIARIES	—	(46,434,000)	46,434,000	—

Net loss	$(46,434,000)	$(4,251,000)	$46,434,000	$(4,251,000)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(46,434,000)	$(13,487,000)		$(13,487,000)

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2001

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE:
Broadcast revenue, including barter revenue	$48,338,000	$228,581,000	$—	$276,919,000
Less: Agency commissions	5,382,000	27,733,000	—	33,115,000

Net broadcast revenue	42,956,000	200,848,000	—	243,804,000

OPERATING EXPENSES:
Program and technical	8,579,000	32,212,000	—	40,791,000
Selling, general and administrative	19,572,000	60,100,000	—	79,672,000
Corporate expenses	—	10,065,000	—	10,065,000
Depreciation and amortization	111,961,000	17,762,000	—	129,723,000

Total operating expenses	140,112,000	120,139,000	—	260,251,000

Broadcast operating (loss) income	(97,156,000)	80,709,000	—	(16,447,000)
INTEREST EXPENSE, including amortization of deferred financing costs	1,234,000	62,124,000	—	63,358,000
GAIN ON SALE OF ASSETS, net	—	4,224,000	—	4,224,000
OTHER INCOME, net	13,000	978,000	—	991,000

(Loss) income before benefit for income taxes and extraordinary loss	(98,377,000)	23,787,000	—	(74,590,000)
BENEFIT FOR INCOME TAXES	—	24,550,000	—	24,550,000

Loss before extraordinary loss	(98,377,000)	48,337,000	—	(50,040,000)
EXTRAORDINARY LOSS ON DEBT RETIREMENT, net of taxes	—	(5,207,000)	—	(5,207,000)
EQUITY IN LOSSES OF SUBSIDIARIES	—	(98,377,000)	98,377,000	—

Net loss	$(98,377,000)	$(55,247,000)	$98,377,000	$(55,247,000)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(98,377,000)	$(75,387,000)		$(75,387,000)

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2002

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE:
Broadcast revenue, including barter revenue	$165,791,000	$169,961,000	$—	$335,752,000
Less: Agency commissions	19,188,000	20,713,000	—	39,901,000

Net broadcast revenue	146,603,000	149,248,000	—	295,851,000

OPERATING EXPENSES:
Program and technical	24,993,000	24,589,000	—	49,582,000
Selling, general and administrative	52,795,000	42,089,000	—	94,884,000
Corporate expenses	—	13,765,000	—	13,765,000
Depreciation and amortization	10,897,000	6,743,000	—	17,640,000

Total operating expenses	88,685,000	87,186,000	—	175,871,000

Broadcast operating income	57,918,000	62,062,000	—	119,980,000
INTEREST EXPENSE, including amortization of deferred financing costs	1,789,000	57,354,000	—	59,143,000
GAIN ON SALE OF ASSETS, net	306,000	(173,000)	—	133,000
OTHER INCOME, net	108,931,000	(107,718,000)	—	1,213,000

Income (loss) before (provision) benefit for income taxes and extraordinary item	165,366,000	(103,183,000)	—	62,183,000
PROVISION FOR INCOME TAXES	—	(25,282,000)	—	(25,282,000)

Income before cumulative effect of accounting change	165,366,000	(128,465,000)	—	36,901,000
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of taxes	(29,847,000)	—	—	(29,847,000)
EQUITY IN INCOME OF SUBSIDIARIES	—	135,519,000	(135,519,000)	—

Net income (loss)	$135,519,000	$7,054,000	$(135,519,000)	$7,054,000

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$135,519,000	$(13,086,000)		$(13,086,000)

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2000

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(46,434,000)	$(4,251,000)	$46,434,000	$(4,251,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	57,758,000	5,449,000	—	63,207,000
Amortization of debt financing costs, unamortized discount and deferred interest	—	2,839,000	—	2,839,000
Deferred income taxes and reduction in valuation reserve on deferred income taxes	500,000	8,466,000	—	8,966,000
Non-cash compensation to officers	—	188,000	—	188,000
Non-cash advertising	—	(683,000)	—	(683,000)
Gain on sale of assets, net	—	—	—	—
Extraordinary loss on debt retirement	—	—	—	—
Effect of change in operating assets and liabilities—
Trade accounts receivable, net	(2,801,000)	(22,710,000)	—	(25,511,000)
Due to Corporate/from Subsidiaries	(10,296,000)	10,296,000	—	—
Income tax receivable	—	—	—	—
Prepaid expenses and other	341,000	2,245,000	—	2,586,000
Other assets	286,000	(567,000)	—	(281,000)
Accounts payable	927,000	10,661,000	—	11,588,000
Accrued expenses and other	(207,000)	(2,755,000)	—	(2,962,000)

Net cash flows from operating activities	74,000	9,178,000	46,434,000	55,686,000

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2000

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$—	$(3,665,000)	$—	$(3,665,000)
Investment in Subsidiaries	—	46,434,000	(46,434,000)	—
Purchase of intangible asset	—	(2,000,000)	—	(2,000,000)
Equity investments	—	(1,185,000)	—	(1,185,000)
Proceeds from sale of investments	—	256,430,000	—	256,430,000
Deposits and payments for station purchases	—	(1,469,603,000)	—	(1,469,603,000)

Net cash flows from investing activities	—	(1,173,589,000)	(46,434,000)	(1,220,023,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(7,599,000)	—	(7,599,000)
Proceeds from debt issuances	—	570,000,000	—	570,000,000
Proceeds from issuance of common stock, net of issuance costs	—	335,982,000	—	335,982,000
Proceeds from preferred stock offering	—	299,935,000	—	299,935,000
Payment of preferred stock dividends	—	(5,038,000)	—	(5,038,000)
Deferred financing costs	—	(6,158,000)	—	(6,158,000)
Loans to officers	—	(9,005,000)	—	(9,005,000)
Proceeds from exercise of stock options	—	878,000	—	878,000

Net cash flows from financing activities	—	1,178,995,000	—	1,178,995,000

INCREASE IN CASH AND CASH EQUIVALENTS	74,000	14,584,000	—	14,658,000
CASH AND CASH EQUIVALENTS, beginning of year	31,000	6,190,000	—	6,221,000

CASH AND CASH EQUIVALENTS, end of year	$105,000	$20,774,000	$—	$20,879,000

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2001

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(98,377,000)	$(55,247,000)	$98,377,000	$(55,247,000)
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	111,961,000	17,762,000	—	129,723,000
Amortization of debt financing costs, unamortized discount and deferred interest	—	2,074,000	—	2,074,000
Deferred income taxes and reduction in valuation reserve on deferred income taxes	—	(24,783,000)	—	(24,783,000)
Non-cash compensation to officers	—	951,000	—	951,000
Loss on write-off of investments	—	1,623,000	—	1,623,000
Gain on sale of assets, net	—	(4,224,000)	—	(4,224,000)
Extraordinary loss on debt retirement	—	7,771,000	—	7,771,000
Effect of change in operating assets and liabilities—
Trade accounts receivable, net	(6,452,000)	3,740,000	—	(2,712,000)
Due to Corporate/from Subsidiaries	(11,481,000)	11,481,000	—	—
Income tax receivable	—	(724,000)	—	(724,000)
Prepaid expenses and other	(230,000)	256,000	—	26,000
Other assets	3,342,000	(2,965,000)	—	377,000
Accounts payable	118,000	(10,749,000)	—	(10,631,000)
Accrued expenses and other	1,554,000	14,005,000	—	15,559,000

Net cash flows from operating activities	435,000	(39,029,000)	98,377,000	59,783,000

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2001

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(961,000)	$(8,322,000)	$—	$(9,283,000)
Investment in Subsidiaries	—	98,377,000	(98,377,000)	—
Proceeds from sale of assets	—	69,432,000	—	69,432,000
Equity investments	—	(613,000)	—	(613,000)
Deposits and payments for station purchases	—	(206,464,000)	—	(206,464,000)

Net cash flows from investing activities	(961,000)	(47,590,000)	(98,377,000)	(146,928,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(26,000)	(308,720,000)	—	(308,746,000)
Proceeds from debt issuances	—	300,000,000	—	300,000,000
Proceeds from credit facility	—	135,000,000	—	135,000,000
Deferred financing costs	—	(8,274,000)	—	(8,274,000)
Payment of preferred stock dividends	—	(20,140,000)	—	(20,140,000)
Payment of preferred stock issuance costs	—	(9,000)	—	(9,000)
Proceeds from exercise of stock options	—	550,000	—	550,000

Net cash flows from financing activities	(26,000)	98,407,000	—	98,381,000

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(552,000)	11,788,000	—	11,236,000
CASH AND CASH EQUIVALENTS, beginning of year	105,000	20,774,000	—	20,879,000

CASH AND CASH EQUIVALENTS, end of year	$(447,000)	$32,562,000	$—	$32,115,000

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2002

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$135,519,000	$7,054,000	$(135,519,000)	$7,054,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,897,000	6,743,000	—	17,640,000
Amortization of debt financing costs, unamortized discount and deferred interest	—	2,054,000	—	2,054,000
Deferred income taxes and reduction in valuation reserve on deferred income taxes	14,065,000	10,721,000	—	24,786,000
Cumulative effect of accounting change, net	29,847,000	—	—	29,847,000
Non-cash compensation to officers	—	1,414,000	—	1,414,000
Loss on write-off of investments	—	1,532,000	—	1,532,000
(Gain) loss on sale of assets, net	(306,000)	173,000	—	(133,000)
Effect of change in operating assets and liabilities—
Trade accounts receivable, net	(3,987,000)	(3,821,000)	—	(7,808,000)
Due to Corporate/from Subsidiaries	(125,162,000)	125,162,000	—	—
Income tax receivable	—	111,000	—	111,000
Prepaid expenses and other current assets	(282,000)	102,000	—	(180,000)
Other assets	(2,893,000)	1,461,000	—	(1,432,000)
Accounts payable	(309,000)	(261,000)	—	(570,000)
Accrued expenses and other	819,000	(4,313,000)	—	(3,494,000)

Net cash flows from operating activities	58,208,000	148,132,000	(135,519,000)	70,821,000

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2002

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(5,561,000)	$(5,410,000)	$—	$(10,971,000)
Investment in Subsidiaries	—	(135,519,000)	135,519,000	—
Proceeds from sale of assets	801,000	(70,000)	—	731,000
Equity investments	—	(846,000)	—	(846,000)
Deposits and payments for station purchases	(53,085,000)	(406,000)	—	(53,491,000)

Net cash flows from investing activities	(57,845,000)	(142,251,000)	135,519,000	(64,577,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(130,021,000)	—	(130,021,000)
Proceeds from issuance of common stock, net of issuance costs	—	198,812,000	—	198,812,000
Payment of preferred stock dividends	—	(20,140,000)	—	(20,140,000)
Proceeds from exercise of stock options	—	783,000	—	783,000
Interest on stock subscription receivable	—	(1,678,000)	—	(1,678,000)

Net cash flows from financing activities	—	47,756,000	—	47,756,000

INCREASE IN CASH AND CASH EQUIVALENTS	363,000	53,637,000	—	54,000,000
CASH AND CASH EQUIVALENTS, beginning of year	60,000	32,055,000	—	32,115,000

CASH AND CASH EQUIVALENTS, end of year	$423,000	$85,692,000	$—	$86,115,000

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC AND SUBSIDIARIES

INDEX TO SCHEDULES

Report of Independent Public Accountants	S-2
Schedule II—Valuation and Qualifying Accounts	S-3

S-1

The following is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

Report of Independent Public Accountants

To the Board of Directors and

Stockholders of Radio One, Inc.:

We have audited in accordance with auditing standards generally accepted in the United States, the consolidated balance sheets and statements of operations, changes in stockholders’ equity and cash flows of Radio One, Inc. and subsidiaries (the Company) included in this Form 10-K and have issued our report thereon dated March 18, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the accompanying index is the responsibility of the Company’s management and is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

Baltimore, Maryland

March 18, 2002

ARTHUR ANDERSEN LLP WAS THE INDEPENDENT ACCOUNTING FIRM FOR RADIO ONE, INC. UNTIL MAY 30, 2002. REPRESENTATIVES OF ARTHUR ANDERSEN LLP ARE NOT AVAILABLE TO PROVIDE THE CONSENT REQUIRED FOR THE INCORPORATION BY REFERENCE OF ITS REPORT ON THE FINANCIAL STATEMENTS OF RADIO ONE, INC. APPEARING IN THIS ANNUAL REPORT INTO REGISTRATION STATEMENTS FILED BY RADIO ONE, INC. WITH THE SECURITIES AND EXCHANGE COMMISSION AND CURRENTLY EFFECTIVE UNDER THE SECURITIES ACT OF 1933. SINCE ARTHUR ANDERSEN LLP HAS NOT CONSENTED TO THE INCORPORATION BY REFERENCE OF ITS REPORT, THE INVESTOR WILL NOT BE ABLE TO RECOVER AGAINST ARTHUR ANDERSEN LLP UNDER SECTION 11 OF THE SECURITIES ACT OF 1933 FOR ANY UNTRUE STATEMENT OF A MATERIAL FACT CONTAINED IN THE FINANCIAL STATEMENTS AUDITED BY ARTHUR ANDERSEN LLP THAT ARE CONTAINED IN THIS ANNUAL REPORT OR ANY OMISSION TO STATE A MATERIAL FACT REQUIRED TO BE STATED THEREIN.

S-2

RADIO ONE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2000, 2001, and 2002

(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
2000	$2,429	$3,392	$1,539	$1,854	$5,506
2001	5,506	4,403	613	3,854	6,668
2002	6,668	4,449	—	5,384	5,733

S-3