Form 10-Q
period 2003-03-31
RADIO ONE INC
filed 2003-05-14
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 12, 2003
Class A Common Stock, $.001 Par Value	22,399,297
Class B Common Stock, $.001 Par Value	2,867,463
Class C Common Stock, $.001 Par Value	3,132,458
Class D Common Stock, $.001 Par Value	76,200,964

RADIO ONE, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2003

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of December 31, 2002 and March 31, 2003 (Unaudited)	4

	Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2003 (Unaudited)	5

	Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2002 and for the Three Months Ended March 31, 2003 (Unaudited)	6

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2003 (Unaudited)	7

	Notes to Consolidated Financial Statements	8

	Consolidating Financial Statements	11

	Consolidating Balance Sheet as of December 31, 2002	12

	Consolidating Balance Sheet as of March 31, 2003 (Unaudited)	14

	Consolidating Statement of Operations for the Three Months Ended March 31, 2002 (Unaudited)	16

	Consolidating Statement of Operations for the Three Months Ended March 31, 2003 (Unaudited)	17

	Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2002 (Unaudited)	18

	Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2003 (Unaudited)	20

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22

Item 4.	Controls and Procedures	30

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Changes in Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits and Reports on Form 8-K	32

	SIGNATURE	34

	SECTION 302 CERTIFICATIONS	35

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

(See pages 4-21 — This page intentionally left blank.)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	March 31, 2003
ASSETS		(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$86,115,000	$83,466,000
Trade accounts receivable, net of allowance for doubtful accounts of $5,733,000 and $6,092,000, respectively	64,565,000	52,411,000
Prepaid expenses and other	2,017,000	1,992,000
Income tax receivable	3,650,000	3,650,000
Deferred income tax asset	2,965,000	2,965,000

Total current assets	159,312,000	144,484,000
PROPERTY AND EQUIPMENT, net	41,622,000	42,377,000
GOODWILL, net	79,002,000	112,041,000
RADIO BROADCASTING LICENSES, net	1,670,311,000	1,639,451,000
OTHER INTANGIBLE ASSETS, net	27,313,000	24,910,000
OTHER ASSETS	6,800,000	6,617,000

Total assets	$1,984,360,000	$1,969,880,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,211,000	$7,743,000
Accrued interest	14,103,000	7,443,000
Accrued compensation	12,184,000	11,210,000
Income taxes payable	1,200,000	1,055,000
Other accrued expenses	8,122,000	8,264,000
Fair value of derivative instruments	4,888,000	5,740,000
Other current liabilities	401,000	484,000
Current portion of long-term debt	52,500,000	52,500,000

Total current liabilities	100,609,000	94,439,000
LONG-TERM DEBT, net of current portion	597,501,000	584,376,000
DEFERRED INCOME TAX LIABILITY	42,227,000	46,061,000

Total liabilities	740,337,000	724,876,000

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized and 310,000 shares issued and outstanding; liquidation preference of $1,000 per share plus cumulative dividends at 6.5% per year, unpaid dividends were $4,198,000 as of December 31, 2002 and March 31, 2003	—	—
Common stock – Class A, $.001 par value, 30,000,000 shares authorized, 22,398,000 shares issued and outstanding	23,000	23,000
Common stock – Class B, $.001 par value, 150,000,000 shares authorized, 2,867,000 shares issued and outstanding	3,000	3,000
Common stock – Class C, $.001 par value, 150,000,000 shares authorized, 3,132,000 shares issued and outstanding	3,000	3,000
Common stock – Class D, $.001 par value, 150,000,000 shares authorized, 76,171,000 and 76,183,000 shares issued and outstanding	76,000	76,000
Accumulated other comprehensive loss	(3,006,000)	(3,530,000)
Stock subscriptions receivable	(33,344,000)	(33,807,000)
Additional paid-in capital	1,408,435,000	1,408,528,000
Accumulated deficit	(128,167,000)	(126,292,000)

Total stockholders’ equity	1,244,023,000	1,245,004,000

Total liabilities and stockholders’ equity	$1,984,360,000	$1,969,880,000

The accompanying notes are an integral part of these consolidated balance sheets.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2002	2003
	(Unaudited)
REVENUE:
Broadcast revenue, including barter revenue of $786,000 and 784,000, respectively	$65,937,000	$71,994,000
Less: agency commissions	7,626,000	8,564,000

Net broadcast revenue	58,311,000	63,430,000

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization shown separately below	11,502,000	12,616,000
Selling, general and administrative	20,996,000	21,746,000
Corporate expenses	2,915,000	3,633,000
Depreciation and amortization	4,422,000	4,514,000

Total operating expenses	39,835,000	42,509,000

Operating income	18,476,000	20,921,000
INTEREST EXPENSE, including amortization of deferred financing costs	16,917,000	10,450,000
LOSS ON DISPOSAL OF ASSETS, net	(10,000)	—
OTHER INCOME, net	528,000	667,000

Income before provision for income taxes and cumulative effect of accounting change	2,077,000	11,138,000
PROVISION FOR INCOME TAXES	816,000	4,228,000

Income before cumulative effect of accounting change	1,261,000	6,910,000
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of income taxes of $15,038,000	(29,847,000)	—

Net (loss) income	$(28,586,000)	$6,910,000

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(33,621,000)	$1,875,000

BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE:
Net (loss) income before cumulative effect of accounting change	(.04)	.02
Cumulative effect of accounting change	(.31)	—

Net (loss) income	$(.35)	$.02

WEIGHTED AVERAGE SHARES OUTSTANDING
Basic	94,229,000	104,576,000

Diluted	94,229,000	104,863,000

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2002, AND FOR THE THREE MONTHS ENDED MARCH 31, 2003 (UNAUDITED)

	Convertible preferred stock	Common stock Class A	Common stock Class B	Common stock Class C	Common stock Class D	Comprehensive income	Accumulated other comprehensive income	Stock subscriptions receivable	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
BALANCE, as of December 31, 2001	—	23,000	3,000	3,000	66,000		(9,053,000)	(31,666,000)	1,208,652,000	(115,081,000)	1,052,947,000
Comprehensive income:
Net income	—	—	—	—	—	7,054,000	—	—	—	7,054,000	7,054,000
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	6,047,000	6,047,000	—	—	—	6,047,000
Comprehensive income						$13,101,000
Preferred stock dividends	—	—	—	—	—		—	—	—	(20,140,000)	(20,140,000)
Issuance of stock	—	—	—	—	10,000		—	—	198,703,000	—	198,713,000
Interest on stock subscriptions receivable	—	—	—	—	—		—	(1,678,000)	—	—	(1,678,000)
Employee exercise of options	—	—	—	—	—		—	—	783,000	—	783,000
Tax effect on non-qualified option exercises	—	—	—	—	—		—	—	372,000	—	372,000
Repurchase of stock	—	—	—	—	—		—	—	(75,000)	—	(75,000)

BALANCE, as of December 31, 2002	—	23,000	3,000	3,000	76,000		(3,006,000)	(33,344,000)	1,408,435,000	(128,167,000)	1,244,023,000
Comprehensive income:
Net income	—	—	—	—	—	6,910,000	—	—	—	6,910,000	6,910,000
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	(524,000)	(524,000)	—	—	—	(524,000)
Comprehensive income						$6,386,000
Preferred stock dividends	—	—	—	—	—		—	—	—	(5,035,000)	(5,035,000)
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(463,000)	—	—	(463,000)
Employee exercise of options	—	—	—	—	—		—	—	93,000	—	93,000

BALANCE, as of March 31, 2003	$—	$23,000	$3,000	$3,000	$76,000		$(3,530,000)	$(33,807,000)	$1,408,528,000	$(126,292,000)	$1,245,004,000

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2002	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(28,586,000)	$6,910,000
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	4,422,000	4,514,000
Amortization of debt financing costs	533,000	425,000
Deferred income taxes	793,000	4,162,000
Cumulative effect of accounting change	29,847,000	—
Non-cash compensation to officers	300,000	468,000
Loss on retirement of assets	—	2,000
Effect of change in operating assets and liabilities-
Trade accounts receivable, net	8,595,000	12,154,000
Income tax receivable	111,000	—
Prepaid expenses and other current assets	(231,000)	25,000
Other assets	(1,245,000)	234,000
Accounts payable	(1,319,000)	532,000
Accrued interest	(10,154,000)	(6,660,000)
Accrued compensation	(685,000)	(974,000)
Income taxes payable	(64,000)	(145,000)
Other accrued expenses	(891,000)	(240,000)

Net cash flows from operating activities	1,426,000	21,407,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,984,000)	(3,194,000)
Equity investments	(456,000)	(237,000)
Deposits and payments for station purchases	(5,000)	(2,095,000)

Net cash flows from investing activities	(2,445,000)	(5,526,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(15,000)	(13,125,000)
Equity issuance costs	(101,000)	—
Proceeds from exercise of stock options	295,000	93,000
Payment for retirement of stock	(75,000)	—
Interest on stock subscription receivable	—	(463,000)
Payment of preferred stock dividends	(5,035,000)	(5,035,000)

Net cash flows from financing activities	(4,931,000)	(18,530,000)

DECREASE IN CASH AND CASH EQUIVALENTS	(5,950,000)	(2,649,000)
CASH AND CASH EQUIVALENTS, beginning of period	32,115,000	86,115,000

CASH AND CASH EQUIVALENTS, end of period	$26,165,000	$83,466,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for-
Interest	$26,404,000	$16,749,000

Income taxes	$88,000	$211,000

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Business

Radio One, Inc. (a Delaware corporation referred to as Radio One) and subsidiaries (collectively referred to as the Company) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and/or operates radio stations in 22 markets throughout the United States. The Company also provides programming services to XM Satellite Radio Inc.

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company’s December 31, 2002 financial statements and notes thereto included in the Company’s annual report on Form 10-K.

2.	RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, FASB issued Statement of Financial Accounting Standard No. 142 (SFAS 142), “Goodwill and Other Intangible Assets.” This pronouncement requires a non-amortization approach to account for purchased goodwill and certain other intangible assets. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. Upon adopting the transitional rules of SFAS No. 142, the Company recorded an impairment charge of approximately $23.2 million, net of an income tax benefit of $14.5 million in the first quarter of 2002, as the carrying value of certain of the Company’s FCC licenses exceeded the appraised fair value. In accordance with SFAS No. 142, the Company reflected this charge as a cumulative effect of an accounting change, effective January 1, 2002, in its statement of operations.

The Company adopted the final provision of SFAS No. 142 in the fourth quarter of 2002 by reviewing the fair value of its reporting units and comparing that fair value to the net book value of the reporting unit. To the extent a reporting unit’s carrying amount exceeded its fair value, an indication would exists that the reporting unit’s goodwill was impaired, and the Company would then be required to perform the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with Statement of Financial Accounting Board Standard No. 141 (SFAS No. 141), “Business Combinations”, to its carrying amount, both of which would be measured as of the date of adoption. Based on this analysis, the Company determined that it had an impairment of goodwill (as defined in SFAS No. 142) in its Augusta, Georgia market. The Company calculated the amount of the impairment and recorded an impairment charge of approximately $6.6 million, net of an income tax benefit of $496,000 during the fourth quarter of 2002. As the provisions of SFAS No. 142 related to the impairment of goodwill and other indefinite life intangible assets are effective as of January 1, 2002, the financial information for the quarter ended March 31, 2002, which preceded the period in which the transitional goodwill impairment loss was measured, has been restated to reflect the accounting change in that quarter.

In January 2003, FASB issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This interpretation of ARB No. 51, “Consolidated Financial Statements, “ requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the Company’s results of operations or financial position.

3.	STOCK-BASED COMPENSATION:

The Company accounts for its stock-based compensation plans as permitted by Statement of Financial Accounting Standard No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” which allows the Company to follow Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and recognize no compensation cost for options granted to employees at fair market value. The Company has computed, for pro forma disclosure purposes, the value of all compensatory options granted during 2002 and 2003, using the Black-Scholes option pricing model. Options were assumed to be exercised upon vesting for the purpose of this valuation. Adjustments were also made for options assumed forfeited prior to vesting. Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company’s pro forma net (loss) income and earnings per share information reflected on the accompanying consolidated statements of operations would have been adjusted to the following “as adjusted” amounts:

	For the Period Ended March 31,
	2002	2003
Net (loss) income:
As reported	$(28,586,000)	$6,910,000
Stock-based employee compensation expense determined under fair value based method for all awards	(8,422,000)	(9,009,000)

As adjusted	(37,008,000)	(2,099,000)
Basic earnings and diluted net (loss) income per share, applicable to common stockholders:
As reported	$(.35)	$.02
As adjusted	(.45)	(.07)

4.	ACQUISITIONS AND RECENT EVENTS:

WRNB-FM Dayton Acquisition

In March 2003, the Company entered into an agreement to acquire the outstanding stock of Hawes-Saunders Broadcast Properties, Inc., owner and operator of WRNB-FM (formerly WROU-FM) licensed to West Carrollton, Ohio, for approximately $9.5 million in cash. WRNB-FM had been a primary competitor of one of the Company’s other stations in the Dayton market. The Company began operating the station under a local marketing agreement in March 2003. This acquisition increases the number of stations that it owns and/or operates in the Dayton market to five. The Company anticipates completing this acquisition during the second quarter of 2003.

Cable Television Joint Venture

In January 2003, the Company signed a non-binding term sheet with Comcast Corporation providing for a joint venture to launch a cable television network featuring entertainment, news, opinion and sports-related programming targeted primarily towards African-American viewers. The Company expects to make a cash investment of approximately $70.0 million, and to provide advertising and management services to the network.

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company’s subsidiaries (Subsidiary Guarantors) have fully and unconditionally guaranteed the Company’s 8-7/8% Senior Subordinated Notes due 2011.

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of March 31, 2003 and 2002, and for the three month periods then ended. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$423,000	$85,692,000	$—	$86,115,000
Trade accounts receivable, net of allowance for doubtful accounts	30,281,000	34,284,000	—	64,565,000
Due from Combined Guarantor Subsidiaries	—	1,237,854,000	(1,237,854,000)	—
Prepaid expenses and other	894,000	1,123,000	—	2,017,000
Income tax receivable	—	3,650,000	—	3,650,000
Deferred income tax asset	2,282,000	683,000	—	2,965,000

Total current assets	33,880,000	1,363,286,000	(1,237,854,000)	159,312,000
PROPERTY AND EQUIPMENT, net	26,196,000	15,426,000	—	41,622,000
INTANGIBLE ASSETS, net	1,755,353,000	21,273,000	—	1,776,626,000
OTHER ASSETS	1,044,000	5,756,000	—	6,800,000

Total assets	$1,816,473,000	$1,405,741,000	$(1,237,854,000)	$1,984,360,000

The accompanying notes are an integral part of this consolidating balance sheet.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,238,000	$5,973,000	$—	$7,211,000
Accrued expenses	7,620,000	27,989,000	—	35,609,000
Fair value of derivative investments	—	4,888,000	—	4,888,000
Other current liabilities	203,000	198,000	—	401,000
Due to the Company	1,237,854,000	—	(1,237,854,000)	—
Current portion of long-term debt	—	52,500,000	—	52,500,000

Total current liabilities	1,246,915,000	91,548,000	(1,237,854,000)	100,609,000
INVESTMENT IN SUBSIDIARIES	—	(545,823,000)	545,823,000	—
LONG-TERM DEBT AND DEFERRED INTEREST	—	597,501,000	—	597,501,000
DEFERRED INCOME TAX LIABILITY	23,735,000	18,492,000	—	42,227,000

Total liabilities	1,270,650,000	161,718,000	(692,031,000)	740,337,000

STOCKHOLDERS’ EQUITY:
Common stock	—	105,000	—	105,000
Accumulated comprehensive loss	—	(3,006,000)	—	(3,006,000)
Stock subscriptions receivable	—	(33,344,000)	—	(33,344,000)
Additional paid-in capital	—	1,408,435,000	—	1,408,435,000
Accumulated deficit	545,823,000	(128,167,000)	(545,823,000)	(128,167,000)

Total stockholders’ equity	545,823,000	1,244,023,000	(545,823,000)	1,244,023,000

Total liabilities and stockholders’ equity	$1,816,473,000	$1,405,741,000	$(1,237,854,000)	$1,984,360,000

The accompanying notes are an integral part of this consolidating balance sheet.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2003

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$953,000	$82,513,000	$—	$83,466,000
Trade accounts receivable, net of allowance for doubtful accounts	25,371,000	27,040,000	—	52,411,000
Due from Combined Guarantor Subsidiaries	—	1,224,842,000	(1,224,842,000)	—
Prepaid expenses and other	872,000	1,120,000	—	1,992,000
Income tax receivable	—	3,650,000	—	3,650,000
Deferred tax asset	2,282,000	683,000	—	2,965,000

Total current assets	29,478,000	1,339,848,000	(1,224,842,000)	144,484,000
PROPERTY AND EQUIPMENT, net	27,188,000	15,189,000	—	42,377,000
INTANGIBLE ASSETS, net	1,755,738,000	20,664,000	—	1,776,402,000
OTHER ASSETS	993,000	5,624,000	—	6,617,000

Total assets	$1,813,397,000	$1,381,325,000	$(1,224,842,000)	$1,969,880,000

The accompanying notes are an integral part of this consolidating balance sheet.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2003

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,656,000	$6,087,000	$—	$7,743,000
Accrued expenses	7,707,000	20,265,000	—	27,972,000
Fair value of derivative instruments	—	5,740,000	—	5,740,000
Other current liabilities	172,000	312,000	—	484,000
Due to the Company	1,224,842,000	—	(1,224,842,000)	—
Current portion of long-term debt	—	52,500,000	—	52,500,000

Total current liabilities	1,234,377,000	84,904,000	(1,224,842,000)	94,439,000
INVESTMENT IN SUBSIDIARIES	—	(555,285,000)	555,285,000	—
LONG-TERM DEBT, net of current portion	—	584,376,000	—	584,376,000
DEFERRED INCOME TAX LIABILITY	23,735,000	22,326,000	—	46,061,000

Total liabilities	1,258,112,000	136,321,000	(669,557,000)	724,876,000

STOCKHOLDERS’ EQUITY:
Common stock	—	105,000	—	105,000
Accumulated other comprehensive loss	—	(3,530,000)	—	(3,530,000)
Stock subscriptions receivable	—	(33,807,000)	—	(33,807,000)
Additional paid-in capital	—	1,408,528,000	—	1,408,528,000
Accumulated deficit	555,285,000	(126,292,000)	(555,285,000)	(126,292,000)

Total stockholders’ equity	555,285,000	1,245,004,000	(555,285,000)	1,245,004,000

Total liabilities and stockholders’ equity	$1,813,397,000	$1,381,325,000	$(1,224,842,000)	$1,969,880,000

The accompanying notes are an integral part of this consolidating balance sheet.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2002

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
REVENUE:
Broadcast revenue, including barter revenue	$29,393,000	$36,544,000	$—	$65,937,000
Less: agency commissions	3,281,000	4,345,000	—	7,626,000

Net broadcast revenue	26,112,000	32,199,000	—	58,311,000

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization shown below	5,104,000	6,398,000	—	11,502,000
Selling, general and administrative	10,665,000	10,331,000	—	20,996,000
Corporate expenses	—	2,915,000	—	2,915,000
Depreciation and amortization	1,418,000	3,004,000	—	4,422,000

Total operating expenses	17,187,000	22,648,000	—	39,835,000

Operating income	8,925,000	9,551,000	—	18,476,000
INTEREST EXPENSE, INCLUDING AMORTIZATION OF DEFERRED FINANCING COSTS	1,116,000	15,801,000	—	16,917,000
GAIN ON DISPOSAL OF ASSETS	—	(10,000)	—	(10,000)
OTHER INCOME, net	3,000	525,000	—	528,000

Income (loss) before provision for income taxes and cumulative effect of accounting change	7,812,000	(5,735,000)	—	2,077,000
PROVISION FOR INCOME TAXES	—	(816,000)	—	(816,000)

Income (loss) before cumulative effect of accounting change	7,812,000	(6,551,000)	—	1,261,000
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax	(29,847,000)	—	—	(29,847,000)
EQUITY IN LOSSES OF SUBSIDIARIES	—	(22,035,000)	22,035,000	—

NET LOSS	$(22,035,000)	$(28,586,000)	$22,035,000	$(28,586,000)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS	$(22,035,000)	$(33,621,000)		$(33,621,000)

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
REVENUE:
Broadcast revenue, including barter revenue	$35,626,000	$36,368,000	$—	$71,994,000
Less: Agency commissions	4,131,000	4,433,000	—	8,564,000

Net broadcast revenue	31,495,000	31,935,000	—	63,430,000

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization shown below	6,375,000	6,241,000	—	12,616,000
Selling, general and administrative	12,549,000	9,197,000	—	21,746,000
Corporate expenses	—	3,633,000	—	3,633,000
Depreciation and amortization	2,916,000	1,598,000	—	4,514,000

Total operating expenses	21,840,000	20,669,000	—	42,509,000

Operating income	9,655,000	11,266,000	—	20,921,000
INTEREST EXPENSE, including amortization of deferred financing costs	199,000	10,251,000	—	10,450,000
OTHER INCOME, net	—	667,000	—	667,000

Income (loss) before provision for income taxes	9,456,000	1,682,000	—	11,138,000
PROVISION FOR INCOME TAXES	—	4,228,000	—	4,228,000
EQUITY IN LOSSES OF SUBSIDIARIES	—	9,456,000	(9,456,000)	—

Net income (loss)	$9,456,000	$6,910,000	$(9,456,000)	$6,910,000

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$9,456,000	$1,875,000		$1,875,000

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,035,000)	$(28,586,000)	$22,035,000	$(28,586,000)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,418,000	3,004,000	—	4,422,000
Amortization of debt financing costs, unamortized discount and deferred interest	—	533,000	—	533,000
Deferred income taxes and reduction in valuation reserve on deferred income taxes	(502,000)	1,295,000	—	793,000
Non-cash compensation to officers	—	300,000	—	300,000
Effect of change in operating assets and liabilities-
Trade accounts receivable, net	2,071,000	6,524,000	—	8,595,000
Due to Corporate/from Subsidiaries	(31,120,000)	31,120,000	—	—
Prepaid expenses and other	556,000	(787,000)	—	(231,000)
Other assets	388,000	(1,633,000)	—	(1,245,000)
Accounts payable	(763,000)	(556,000)	—	(1,319,000)
Accrued expenses and other	(140,000)	(11,654,000)	—	(11,794,000)

Net cash flows from operating activities	(20,280,000)	(329,000)	22,035,000	1,426,000

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2002

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(1,350,000)	$(634,000)	$—	$(1,984,000)
Investment in Subsidiaries	22,035,000	—	(22,035,000)	—
Equity investments	—	(456,000)	—	(456,000)
Deposits and payments for station purchases	—	(5,000)	—	(5,000)

Net cash flows from investing activities	20,685,000	(1,095,000)	(22,035,000)	(2,445,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(15,000)	—	(15,000)
Offering costs	—	(101,000)	—	(101,000)
Proceeds from exercise of stock options	—	295,000	—	295,000
Payment for retirement of stock	—	(75,000)	—	(75,000)
Payment of preferred stock dividends		(5,035,000)		(5,035,000)

Net cash flows from financing activities	—	(4,931,000)	—	(4,931,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	405,000	(6,355,000)	—	(5,950,000)
CASH AND CASH EQUIVALENTS, beginning of period	(163,000)	32,278,000	—	32,115,000

CASH AND CASH EQUIVALENTS, end of period	$242,000	$25,923,000	$—	$26,165,000

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,456,000	$6,910,000	$(9,456,000)	$6,910,000
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	2,916,000	1,598,000	—	4,514,000
Amortization of debt financing costs, unamortized discount and deferred interest	125,000	300,000	—	425,000
Deferred income taxes	—	4,162,000	—	4,162,000
Cumulative effect of accounting change	—	—	—	—
Non-cash compensation to officer	—	468,000	—	468,000
Loss on retirement of assets	2,000	—	—	2,000
Effect of change in operating assets and liabilities-
Trade accounts receivable, net	4,910,000	7,244,000	—	12,154,000
Due to Corporate/from Subsidiaries	(13,012,000)	13,012,000	—	—
Income tax receivable	—	—	—	—
Prepaid expenses and other	(636,000)	661,000	—	25,000
Other assets	51,000	183,000	—	234,000
Accounts payable	418,000	114,000	—	532,000
Accrued expenses and other	56,000	(8,075,000)	—	(8,019,000)

Net cash flows from operating activities	4,286,000	26,577,000	(9,456,000)	21,407,000

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(2,146,000)	$(1,048,000)	$—	$(3,194,000)
Equity investments	—	(237,000)	—	(237,000)
Investment in subsidiary	—	(9,456,000)	9,456,000	—
Deposits and payments for station purchases	(1,610,000)	(485,000)	—	(2,095,000)

Net cash flows from investing activities	(3,756,000)	(11,226,000)	9,456,000	(5,526,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(13,125,000)	—	(13,125,000)
Proceeds from exercise of stock options	—	93,000	—	93,000
Interest on stock subscription receivable	—	(463,000)	—	(463,000)
Payment of preferred stock dividends		(5,035,000)		(5,035,000)

Net cash flows from financing activities	—	(18,530,000)	—	(18,530,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	530,000	(3,179,000)	—	(2,649,000)
CASH AND CASH EQUIVALENTS, beginning of period	423,000	85,692,000	—	86,115,000

CASH AND CASH EQUIVALENTS, end of period	$953,000	$82,513,000	$—	$83,466,000

The accompanying notes are an integral part of this consolidating statement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with the unaudited consolidated financial statements and notes thereto included in this quarterly report and the audited financial statements and Management’s Discussion and Analysis contained in Radio One’s Annual Report on Form 10-K for the year ended December 31, 2002. Unless otherwise noted, the terms “Radio One,” “we,” and “us” refer to Radio One, Inc. and its subsidiaries.

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

The performance of a radio broadcasting company is customarily measured by its ability to generate EBITDA. EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP; however, we believe that this measure is useful to an investor in evaluating us because this measure is widely used in the broadcast industry as a measure of a radio broadcasting company’s performance. Nevertheless, EBITDA should not be considered in isolation from nor as a substitute for operating income, net income, cash flow, or other consolidated income or cash flow statement data computed in accordance with GAAP, nor as a measure of our profitability or liquidity. Despite its limitation, EBITDA is widely used in the broadcasting industry to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, particularly in the case of acquisitions. By eliminating such effects, EBITDA provides a meaningful measure of overall company performance after taking into account corporate operating expenses related to the employment of the senior management team and other overhead costs associated with running a large, publicly-traded broadcasting company.

RESULTS OF OPERATIONS

Comparison of period ended March 31, 2003 to the period ended March 31, 2002

(all periods are unaudited – all numbers in 000s except per share data).

	Three months ended March 31, 2002	Three months ended March 31, 2003
STATEMENT OF OPERATIONS DATA:
REVENUE:
Broadcast revenue	$65,937	$71,994
Less: Agency commissions	7,626	8,564

Net broadcast revenue	58,311	63,430

OPERATING EXPENSES:
Programming and technical	11,502	12,616
Selling, G&A	20,996	21,746
Corporate expenses	2,615	3,165
Non-cash compensation	300	468
Depreciation & amortization	4,422	4,514

Total operating expenses	39,835	42,509

Operating income	18,476	20,921

INTEREST EXPENSE	16,917	10,450
LOSS ON SALE OF ASSETS, net	10	—
OTHER INCOME, net	528	667

Income before provision for income taxes and cumulative effect of accounting change	2,077	11,138

PROVISION FOR INCOME TAXES	816	4,228

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of taxes	1,261	6,910
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of taxes	29,847	—

Net (loss) income	$(28,586)	$6,910

Net (loss) income applicable to common stockholders	$(33,621)	$1,875

BASIC AND DILUTED PER SHARE DATA:
Net income per share before cumulative effect of accounting change	$0.01	$0.07
Cumulative effect of accounting change	(0.31)	—
Preferred dividends per share	(0.05)	(0.05)

Net (loss) income per common share	$(0.35)	$0.02

OTHER DATA:
EBITDA (a)	$23,198	$25,903
EBITDA computation:
Operating income	$18,476	$20,921
Plus: Depreciation and amortization	4,422	4,514
Plus: Non-cash compensation	300	468
EBITDA	$23,198	$25,903

Capital expenditures	1,984	3,194

Weighted average shares outstanding – basic (b)	94,229	104,576
Weighted average shares outstanding – diluted (b)	94,229	104,863

Net broadcast revenue increased to approximately $63.4 million for the quarter ended March 31, 2003 from approximately $58.3 million for the quarter ended March 31, 2002 or 9%. This increase was the result of net broadcast revenue growth in most of our markets, as we benefited from historical ratings increases and overall industry growth.

Operating expenses excluding depreciation, amortization and non-cash compensation increased to approximately $37.5 million for the quarter ended March 31, 2003 from approximately $35.1 million for the quarter ended March 31, 2002 or 7%. This increase in expenses was related to (1) increased variable expenses associated with increased revenue, (2) higher programming expenses in certain markets with new radio station formats, such as our two relatively young stations in Atlanta, (3) higher programming and promotional expenses for the syndication of certain of our morning radio shows and (4) higher corporate expenses due to our rapid expansion and the escalating costs associated with operating a national, publicly-traded company, including costs associated with complying with the Sarbanes-Oxley Act.

Operating income increased to approximately $20.9 million for the quarter ended March 31, 2003 from approximately $18.5 million for the quarter ended March 31, 2002 or 13%. This increase in operating income was primarily attributable to higher revenue offset by higher operating expenses and higher corporate expenses as described above.

Interest expense decreased to approximately $10.5 million for the quarter ended March 31, 2003 from approximately $16.9 million for the quarter ended March 31, 2002 or 38%. This decrease related primarily from our having reduced outstanding bank debt using proceeds from our April 2002 equity offering, as well as lower interest rates on that bank debt as a result of declining leverage and lower market interest rates over the past 12 months.

Other income (almost exclusively interest income) increased to approximately $0.7 million for the quarter ended March 31, 2003 compared to approximately $0.5 million for the quarter ended March 31, 2002 or 40%. This increase was primarily due to higher cash balances in 2003 than in 2002.

Income before provision for income taxes and cumulative effect of an accounting change increased to approximately $11.1 million for the quarter ended March 31, 2003 compared to income before provision for income taxes and cumulative effect of an accounting change of approximately $2.1 million for the quarter ended March 31, 2002 or 429%. This increase was due primarily to higher operating income and lower interest expense as described above.

Income before cumulative effect of accounting change increased to approximately $6.9 million for the quarter ended March 31, 2003 compared to income before cumulative effect of an accounting change of approximately $1.3 million for the quarter ended March 31, 2002 or 431%. This increase was due to higher income before provision for income taxes and cumulative effect of an accounting change compared to the previous year’s income, partially offset by a higher provision for income taxes in this year’s quarter versus last year’s quarter.

Cumulative effect of accounting change was approximately $29.8 million for the quarter ended March 31, 2002. This charge, net of income tax benefit of approximately $15.0 million, related to an impairment charge associated with the adoption of SFAS No. 142. Based on an analysis completed in accordance with SFAS No. 142, we calculated impairment on the carrying value of certain of our FCC broadcast licenses and goodwill amounts. See “Recent Accounting Pronouncements” below.

Net income increased to approximately $6.9 million for the quarter ended March 31, 2003 compared to a net loss of approximately $28.6 million for the quarter ended March 31, 2002. This increase was due to higher income before provision for income taxes and cumulative effect of an accounting change, as well as the effect of the accounting change in the first quarter of 2002, which reduced net income by approximately $29.8 million.

Other Data

EBITDA increased to approximately $25.9 million for the quarter ended March 31, 2003 from approximately $23.2 million for the quarter ended March 31, 2002 or 12%. This increase was attributable primarily to the increase in net broadcast revenue partially offset by higher operating expenses and higher corporate expenses associated with our overall growth as described above.

(a)	“EBITDA consists of operating income before depreciation, amortization and non-cash compensation.

(b)	As of March 31, 2003, we had 104,576,000 shares of common stock outstanding on a weighted average basis and 104,863,000 shares of common stock outstanding for fully diluted purposes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, commitments available under our bank credit facility and other debt or equity financing. We have a bank credit facility under which we have $337.0 million outstanding in term loans and may borrow up to $250.0 million on a revolving basis, and from which we have historically drawn down funds as capital was required, primarily for acquisitions. As of March 31, 2003, we were able to borrow up to $250.0 million, taking into account the covenant restrictions in effect on that date. In 2003, a minimum principal payment in the amount of $52.5 million is due in equal quarterly installments of approximately $13.1 million. We made our initial payment during the first quarter.

The credit facility requires that we comply with certain financial covenants limiting our ability to incur additional debt. Such terms also place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things. The credit facility also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit our ability to borrow under the credit facility or to otherwise raise funds in the debt markets.

Both the revolving commitment and term loan borrowings under our credit facility bear interest, at our option, at a rate equal to either LIBOR plus a spread that ranges from .625% to 2.000% or on the prime rate plus a spread of up to 1%, depending on our leverage ratio. Under the bank credit facility, we may be required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that bank pay to us a variable rate equal to three-month LIBOR. We currently have swap agreements in place for a total notional amount of $225.0 million. The swap agreements range in duration from 20 to 46 months.

Our credit exposure under these swap agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance. All of the swap agreements are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The valuation of each of these swap agreements is affected by the change in the three-month LIBOR rates and the remaining term of the agreement. Any increase in the three-month LIBOR rate results in a more favorable valuation, while a decrease in the three-month LIBOR rate results in a less favorable valuation. The following table summarizes the interest rates in effect with respect to certain of our debt as of March 31, 2003.

Type of debt	Amount outstanding	Applicable interest rate
Senior bank term debt (subject to a 46 month fixed swap) (1)(2)	$100.0 million	4.39%
Senior bank term debt (subject to a 36 month fixed swap) (1)(2)	$50.0 million	4.01%
Senior bank term debt (subject to a 24 month fixed swap) (1)(2)	$50.0 million	3.55%
Senior bank term debt (subject to a 20 month fixed swap) (2)	$25.0 million	4.51%
Senior bank term debt (subject to variable interest rate) (3)	$111.9 million	approximately 2.30%
8-7/8% senior subordinated notes (fixed rate)	$300 million	8.88%

(1)	A total of $200 million is subject to fixed rate swap agreements that became effective on December 2, 2002.
(2)	Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our credit agreement. That spread is currently set at 1.00% and is incorporated into the applicable interest rates outlined above.
(3)	Subject to rolling 90-day LIBOR plus a spread currently at 1.00% and incorporated into the applicable interest rate outlined above.

We have used, and may continue to use, a significant portion of our capital resources to consummate acquisitions. These acquisitions have been and may continue to be funded from (i) our credit facility (ii) the proceeds of the historical offerings of our common stock, (iii) the proceeds of future equity or debt offerings, and (iv) internally generated cash flow.

The following table provides a comparison of our statements of cash flows for the quarter ended March 31, 2002 and 2003.

	Three Months Ended March 31,
	2002	2003
Net cash flows from operating activities	1,426,000	21,407,000
Net cash used in investing activities	(2,445,000)	(5,526,000)
Net cash used in financing activities	(4,931,000)	(18,530,000)

Net cash flows from operating activities were approximately $21.4 million and $1.4 million for the quarters ended March 31, 2003 and 2002, respectively. The increase for the quarter ended March 31, 2003 was primarily due to (i) an increase in net broadcast revenue, net of an increase in operating expenses, (ii) a decrease in outstanding trade receivables due to improved collection efforts, somewhat offset by an increase in other accrued expenses, and, to a lesser extent, (iii) changes in other working capital components.

Net cash flows used in investing activities were approximately $5.5 million and $2.4 million for the quarters ended March 31, 2003 and 2002, respectively. During the quarter ended March 31, 2003, we completed the acquisition of WBLO-FM in the Louisville market for approximately $2.0 million. There were no radio station acquisitions or dispositions during the quarter ended March 31, 2002. Capital expenditures were approximately $3.2 million and $2.0 million for the quarters ended March 31, 2003 and 2002, respectively.

Net cash flows used in financing activities were approximately $18.5 million and $4.9 million for the quarters ended March 31, 2003 and 2002, respectively. The change was primarily a result of the repayment of $13.1 million of principal under our bank credit facility during the quarter ended March 31, 2003 and the absence of debt repayment related to the credit facility during the quarter ended March 31, 2002.

As a result of the aforementioned, cash and cash equivalents decreased by $2.6 million during the quarter ended March 31, 2003 compared to a decrease of approximately $6.0 million during the quarter ended March 31, 2002. Our balance of cash and cash equivalents was approximately $86.1 million as of December 31, 2002. Our balance of cash and cash equivalents was approximately $83.5 million as of March 31, 2003.

In addition to debt service and quarterly dividend payments of approximately $5.0 million on our 6.5% Convertible Preferred Securities, our principal liquidity requirements are working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, acquisitions of additional radio stations and/or investments in other media related opportunities. We estimate that for all of 2003, capital expenditures will total approximately $10.5 to $11.5 million.

We believe that our current cash and cash investment balances, as well as anticipated cash flows generated from operations, will be sufficient to meet our working capital, capital expenditure and debt service requirements through at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, FASB issued Statement of Financial Accounting Standard No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” This pronouncement requires a non-amortization approach to account for purchased goodwill and certain other intangible assets. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. Upon adopting the transitional rules of SFAS No. 142, we recorded an impairment charge of approximately $23.2 million, net of an income tax benefit of $14.5 million in the first quarter of 2002, as the carrying value of certain of our FCC licenses exceeded the appraised fair value. In accordance with SFAS No. 142, we reflected this charge as a cumulative effect of an accounting change, effective January 1, 2002, in our statement of operations.

We adopted the final provision of SFAS No. 142 in the fourth quarter of 2002 by reviewing the fair value of our reporting units and comparing that fair value to the net book value of the reporting unit. To the extent a reporting unit’s carrying amount exceeded its fair value, an indication would exists that the reporting unit’s goodwill was impaired, and we would then be required to perform the second step of the transitional impairment test. In the second step, we compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with Statement of Financial Accounting Board Standard No. 141 (SFAS No. 141), “Business Combinations”, to its carrying amount, both of which would be measured as of the date of adoption. Based on this analysis, we determined that we had an impairment of goodwill (as defined in SFAS No. 142) in our Augusta, Georgia market. We calculated the amount of the impairment and recorded an impairment charge of approximately $6.6 million, net of an income tax benefit of $496,000 during the fourth quarter of 2002. As the provisions of SFAS No. 142 related to the impairment of goodwill and other indefinite life intangible assets are effective as of January 1, 2002, the financial information for the quarter ended March 31, 2002, which preceded the period in which the transitional goodwill impairment loss was measured, has been restated to reflect the accounting change in that quarter.

In January 2003, FASB issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This interpretation of ARB No. 51, “Consolidated Financial Statements, “ requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on our results of operations or financial position.

FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but rather reflect our current expectations concerning future results and events. You can identify these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions. We cannot guarantee that we will achieve these plans, intentions or expectations. Because these statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ materially from those forecast or anticipated in the forward-looking statement. These risks, uncertainties and factors include, but are not limited to:

•	economic conditions, both generally and relative to the radio broadcasting industry;

•	risks associated with our acquisition strategy;

•	the highly competitive nature of the broadcast industry;

•	our high degree of leverage; and

•	other factors described in our reports on Form 10-K and Form 10-Q.

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

May 4, 2000), as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 0-25969)).

3.1.1

Certificate of Amendment (dated as of September 21, 2000) of the Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000 (File No.
0-25969)).

		3.2	Amended and Restated By-laws of Radio One, Inc., amended as of June 5, 2001 (incorporated by reference to Radio One’s Form 10-Q filed August 14, 2001 (File No. 0-25969)).

3.3

Certificate Of Designations, Rights and Preferences of the 6½% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) of Radio One, Inc., as filed with the State of Delaware on July 13, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 0-25969)).

		99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

		99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b	)	REPORTS ON FORM 8-K

None.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ Scott R. Royster
May 14, 2003	Scott R. Royster
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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Alfred C. Liggins, III
May 14, 2003	Alfred C. Liggins, III Chief Executive Officer, President and Treasurer

I, Scott R. Royster, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Radio One, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Scott R. Royster
May 14, 2003	Scott R. Royster
Executive Vice President and Chief Financial Officer