Form 10-Q
period 2003-06-30
RADIO ONE INC
filed 2003-08-14
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 8, 2003
Class A Common Stock, $.001 Par Value	22,387,691
Class B Common Stock, $.001 Par Value	2,867,463
Class C Common Stock, $.001 Par Value	3,132,458
Class D Common Stock, $.001 Par Value	76,261,751

RADIO ONE, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2003

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

(See pages 4-23 — This page intentionally left blank.)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	June 30, 2003
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,115,000	$84,774,000
Trade accounts receivable, net of allowance for doubtful accounts of $5,733,000 and $5,538,000, respectively	64,565,000	64,277,000
Prepaid expenses and other current assets	2,017,000	2,123,000
Income taxes receivable	3,650,000	3,650,000
Deferred income tax asset	2,965,000	2,965,000

Total current assets	159,312,000	157,789,000
PROPERTY AND EQUIPMENT, net	41,622,000	42,702,000
GOODWILL, net	79,002,000	112,041,000
RADIO BROADCASTING LICENSES, net	1,670,311,000	1,639,451,000
OTHER INTANGIBLE ASSETS, net	27,313,000	23,909,000
OTHER ASSETS	6,800,000	7,599,000

Total assets	$1,984,360,000	$1,983,491,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,211,000	$7,841,000
Accrued interest	14,103,000	14,184,000
Accrued compensation	12,184,000	12,590,000
Income taxes payable	1,200,000	1,072,000
Other accrued expenses	8,122,000	6,344,000
Fair value of derivative instruments	4,888,000	7,571,000
Other current liabilities	401,000	560,000
Current portion of long-term debt	52,500,000	52,500,000

Total current liabilities	100,609,000	102,662,000
LONG-TERM DEBT, net of current portion	597,501,000	571,251,000
DEFERRED INCOME TAX LIABILITY	42,227,000	54,822,000

Total liabilities	740,337,000	728,735,000

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized and 310,000 shares issued and outstanding; liquidation preference of $1,000 per share plus cumulative dividends at 6.5% per year, unpaid dividends were $4,198,000 as of December 31, 2002 and June 30, 2003	—	—
Common stock – Class A, $.001 par value, 30,000,000 shares authorized, 22,398,000 and 22,413,000 shares issued and outstanding	23,000	23,000
Common stock – Class B, $.001 par value, 150,000,000 shares authorized, 2,867,000 shares issued and outstanding	3,000	3,000
Common stock – Class C, $.001 par value, 150,000,000 shares authorized, 3,132,000 shares issued and outstanding	3,000	3,000
Common stock – Class D, $.001 par value, 150,000,000 shares authorized, 76,171,000 and 76,236,000 shares issued and outstanding	76,000	76,000
Accumulated other comprehensive loss	(3,006,000)	(4,656,000)
Stock subscriptions receivable	(33,344,000)	(34,206,000)
Additional paid-in capital	1,408,435,000	1,409,162,000
Accumulated deficit	(128,167,000)	(115,649,000)

Total stockholders’ equity	1,244,023,000	1,254,756,000

Total liabilities and stockholders’ equity	$1,984,360,000	$1,983,491,000

The accompanying notes are an integral part of these consolidated balance sheets.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
REVENUE:
Broadcast revenue, including barter revenue of $559,000, $920,000, $1,204,000 and $1,706,000, respectively	$91,035,000	$92,059,000	$156,972,000	$164,053,000
Less: agency commissions	10,870,000	11,147,000	18,496,000	19,711,000

Net broadcast revenue	80,165,000	80,912,000	138,476,000	144,342,000

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization, shown separately below	12,604,000	13,556,000	24,106,000	26,172,000
Selling, general and administrative	24,126,000	24,272,000	45,122,000	46,018,000
Corporate expenses	3,484,000	3,279,000	6,399,000	6,912,000
Depreciation and amortization	4,351,000	4,517,000	8,773,000	9,031,000

Total operating expenses	44,565,000	45,624,000	84,400,000	88,133,000

Operating income	35,600,000	35,288,000	54,076,000	56,209,000
INTEREST EXPENSE, including amortization of deferred financing costs	14,810,000	10,689,000	31,727,000	21,139,000
OTHER INCOME, net	547,000	696,000	1,065,000	1,363,000

Income before provision for income taxes and cumulative effect of accounting change	21,337,000	25,295,000	23,414,000	36,433,000
PROVISION FOR INCOME TAXES	8,095,000	9,617,000	8,911,000	13,845,000

Income before cumulative effect of accounting change	13,242,000	15,678,000	14,503,000	22,588,000
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of income taxes of $15,038,000	—	—	(29,847,000)	—

NET INCOME (LOSS)	$13,242,000	$15,678,000	$(15,344,000)	$22,588,000

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$8,207,000	$10,643,000	$(25,414,000)	$12,518,000

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Net income before cumulative effect of accounting change	.08	.10	.04	.12
Cumulative effect of accounting change	—	—	(.30)	—

Net income (loss) per common share	$.08	$.10	$(.26)	$.12

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	103,497,000	104,606,000	98,863,000	104,591,000

Diluted	104,353,000	105,141,000	98,863,000	104,988,000

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2002, AND FOR THE SIX MONTHS ENDED JUNE 30, 2003 (UNAUDITED)

	Convertible preferred stock	Common stock Class A	Common stock Class B	Common stock Class C	Common stock Class D	Comprehensive income	Accumulated other comprehensive income	Stock subscriptions receivable	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
BALANCE, as of December 31, 2001	—	23,000	3,000	3,000	66,000		(9,053,000)	(31,666,000)	1,208,652,000	(115,081,000)	1,052,947,000
Comprehensive income:
Net income	—	—	—	—	—	7,054,000	—	—	—	7,054,000	7,054,000
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	6,047,000	6,047,000	—	–	—	6,047,000

Comprehensive income						$13,101,000

Preferred stock dividends	—	—	—	—	—		—	—	—	(20,140,000)	(20,140,000)
Issuance of stock	—	—	—	—	10,000		—	—	198,703,000	—	198,713,000
Interest on stock subscriptions receivable	—	—	—	—	—		—	(1,678,000)	—	—	(1,678,000)
Employee exercise of options	—	—	—	—	—		—	—	783,000	—	783,000
Tax effect on non-qualified option exercises	—	—	—	—	—		—	—	372,000	—	372,000
Repurchase of stock	—	—	—	—	—		—	—	(75,000)	—	(75,000)

BALANCE, as of December 31, 2002	—	23,000	3,000	3,000	76,000		(3,006,000)	(33,344,000)	1,408,435,000	(128,167,000)	1,244,023,000
Comprehensive income:
Net income	—	—	—	—	—	22,588,000	—	—	—	22,588,000	22,588,000
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	(1,650,000)	(1,650,000)	—	–	—	(1,650,000)

Comprehensive income						$20,938,000

Preferred stock dividends	—	—	—	—	—		—	—	—	(10,070,000)	(10,070,000)
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(862,000)	—	—	(862,000)
Employee exercise of options	—	—	—	—	—		—	—	727,000	—	727,000

BALANCE, as of June 30, 2003	$—	$23,000	$3,000	$3,000	$76,000		$(4,656,000)	$(34,206,000)	$1,409,162,000	$(115,649,000)	$1,254,756,000

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2002	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(15,344,000)	$22,588,000
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	8,773,000	9,031,000
Amortization of debt financing costs	1,089,000	849,000
Deferred income taxes	8,655,000	13,628,000
Cumulative effect of accounting change, net of tax	29,847,000	—
Non-cash compensation to officers	642,000	894,000
Loss on retirement of assets	150,000	2,000
Effect of change in operating assets and liabilities-
Trade accounts receivable, net	(8,805,000)	288,000
Prepaid expenses and other current assets	(180,000)	(105,000)
Other assets	(719,000)	136,000
Accounts payable	(608,000)	629,000
Accrued interest	(4,174,000)	81,000
Accrued compensation	812,000	406,000
Income taxes payable	(122,000)	(127,000)
Other accrued expenses	(1,101,000)	(2,512,000)

Net cash flows from operating activities	18,915,000	45,788,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,115,000)	(6,135,000)
Equity investments	(392,000)	(1,119,000)
Purchase of intangible assets	—	(1,260,000)
Deposits and payments for station purchases	(53,040,000)	(2,160,000)

Net cash flows from investing activities	(58,547,000)	(10,674,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(130,021,000)	(26,250,000)
Proceeds from issuance of common stock, net of issuance costs	198,875,000	—
Interest on stock subscription receivable	(867,000)	(862,000)
Payment of preferred stock dividends	(10,070,000)	(10,070,000)
Proceeds from exercise of stock options	526,000	727,000
Payment for retirement of stock	(75,000)	—

Net cash flows from financing activities	58,368,000	(36,455,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,736,000	(1,341,000)
CASH AND CASH EQUIVALENTS, beginning of period	32,115,000	86,115,000

CASH AND CASH EQUIVALENTS, end of period	$50,851,000	$84,774,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for-
Interest	$34,812,000	$20,412,000

Income taxes	$380,000	$345,000

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company’s December 31, 2002 consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K.

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

The Company adopted the final provision of SFAS No. 142 in the fourth quarter of 2002 by reviewing the fair value of its reporting units and comparing that fair value to the net book value of the reporting unit. To the extent a reporting unit’s carrying amount exceeded its fair value, an indication would exist that the reporting unit’s goodwill was impaired, and the Company would then be required to perform the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with Statement of Financial Accounting Standard No. 141 (SFAS No. 141), “Business Combinations”, to its carrying amount, both of which would be measured as of the date of adoption. Based on this analysis, the Company determined that it had an impairment of goodwill (as defined in SFAS No. 142) in its Augusta, Georgia market. The Company calculated the amount of the impairment and recorded an impairment charge of approximately $6.6 million, net of an income tax benefit of $496,000 during the fourth quarter of 2002. As the provisions of SFAS No. 142 related to the impairment of goodwill and other indefinite life intangible assets are effective as of January 1, 2002, the financial information for the six months ended June 30, 2002, which preceded the period in which the transitional goodwill impairment charge was measured, has been restated to reflect the accounting change in that period.

In January 2003, FASB issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This interpretation of ARB No. 51, “Consolidated Financial Statements, “ requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period beginning after June 15, 2003. The adoption of FIN 46 did not have a material impact on the Company’s results of operations or financial position for the period ended June 30, 2003.

3.    STOCK-BASED COMPENSATION:

The Company accounts for its stock-based compensation plans as permitted by Statement of Financial Accounting Standard No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” which allows the Company to follow Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and recognize no compensation cost for options granted to employees at fair market value. The Company has computed, for pro forma disclosure purposes, the value of all compensatory options granted during 2002 and 2003, using the Black-Scholes option pricing model. Options were assumed to be exercised upon vesting for the purpose of this valuation. Adjustments were also made for options assumed forfeited prior to vesting. Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company’s pro forma net (loss) income and earnings (loss) per share information reflected on the accompanying consolidated statements of operations would have been adjusted to the following “as adjusted” amounts:

	For the Period Ended June 30,
	2002	2003
Net (loss) income:
As reported	$(15,344,000)	$22,588,000
Stock-based employee compensation expense determined under fair value based method for all awards	(8,384,000)	(8,768,000)

As adjusted	(23,728,000)	13,820,000
Basic earnings and diluted net (loss) income per share, applicable to common stockholders:
As reported	$(.26)	$.12
As adjusted	(.34)	.04

4.    SUBSEQUENT EVENTS:

WRNB-FM Dayton Acquisition

In July 2003, the Company purchased the outstanding stock of Hawes-Saunders Broadcast Properties, Inc., owner and operator of WRNB-FM (formerly WROU-FM) licensed to West Carrollton, Ohio, for approximately $9.5 million in cash. WRNB-FM had been a primary competitor of one of the Company’s other stations in the Dayton market. The Company began operating the station under a local marketing agreement in March 2003. This acquisition increased the number of stations that the Company owns in the Dayton market to five.

TV One Joint Venture

In July 2003, the Company entered into a joint venture agreement with Comcast Corporation to launch TV One, LLC, a cable television network featuring entertainment, news, opinion and sports-related programming targeted primarily towards African-American viewers. The Company expects to make a cash investment of approximately $74.0 million over four years, and to provide advertising and management services to the network. In August 2003, the Company made its first capital contribution of approximately $18.5 million to TV One, LLC. The Company will be accounting for this investment under the equity method of accounting.

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company’s subsidiaries (Subsidiary Guarantors) have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes due 2011.

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of June 30, 2002 and 2003, and for the three month and six month periods then ended. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$423,000	$85,692,000	$—	$86,115,000
Trade accounts receivable, net of allowance for doubtful accounts	30,281,000	34,284,000	—	64,565,000
Due from Combined Guarantor Subsidiaries	—	1,237,854,000	(1,237,854,000)	—
Prepaid expenses and other	894,000	1,123,000	—	2,017,000
Income tax receivable	—	3,650,000	—	3,650,000
Deferred income tax asset	2,282,000	683,000	—	2,965,000

Total current assets	33,880,000	1,363,286,000	(1,237,854,000)	159,312,000
PROPERTY AND EQUIPMENT, net	26,196,000	15,426,000	—	41,622,000
INTANGIBLE ASSETS, net	1,755,353,000	21,273,000	—	1,776,626,000
INVESTMENT IN SUBSIDIARIES	—	545,823,000	(545,823,000)	—
OTHER ASSETS	1,044,000	5,756,000	—	6,800,000

Total assets	$1,816,473,000	$1,951,564,000	$(1,783,677,000)	$1,984,360,000

The accompanying notes are an integral part of this consolidating balance sheet.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,238,000	$5,973,000	$—	$7,211,000
Accrued expenses	7,620,000	27,989,000	—	35,609,000
Fair value of derivative investments	—	4,888,000	—	4,888,000
Other current liabilities	203,000	198,000	—	401,000
Due to the Company	1,237,854,000	—	(1,237,854,000)	—
Current portion of long-term debt	—	52,500,000	—	52,500,000

Total current liabilities	1,246,915,000	91,548,000	(1,237,854,000)	100,609,000
LONG-TERM DEBT AND DEFERRED INTEREST	—	597,501,000	—	597,501,000
DEFERRED INCOME TAX LIABILITY	23,735,000	18,492,000	—	42,227,000

Total liabilities	1,270,650,000	707,541,000	(1,237,854,000)	740,337,000

STOCKHOLDERS’ EQUITY:
Common stock	—	105,000	—	105,000
Accumulated comprehensive loss	—	(3,006,000)	—	(3,006,000)
Stock subscriptions receivable	—	(33,344,000)	—	(33,344,000)
Additional paid-in capital	—	1,408,435,000	—	1,408,435,000
Accumulated deficit	545,823,000	(128,167,000)	(545,823,000)	(128,167,000)

Total stockholders’ equity	545,823,000	1,244,023,000	(545,823,000)	1,244,023,000

Total liabilities and stockholders’ equity	$1,816,473,000	$1,951,564,000	$(1,783,677,000)	$1,984,360,000

The accompanying notes are an integral part of this consolidating balance sheet.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2003

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$564,000	$84,210,000	$—	$84,774,000
Trade accounts receivable, net of allowance for doubtful accounts	30,766,000	33,511,000	—	64,277,000
Due from Combined Guarantor Subsidiaries	—	1,213,420,000	(1,213,420,000)	—
Prepaid expenses and other	691,000	1,432,000	—	2,123,000
Income tax receivable	—	3,650,000	—	3,650,000
Deferred tax asset	2,282,000	683,000	—	2,965,000

Total current assets	34,303,000	1,336,906,000	(1,213,420,000)	157,789,000
PROPERTY AND EQUIPMENT, net	27,603,000	15,099,000	—	42,702,000
INTANGIBLE ASSETS, net	1,755,332,000	20,069,000	—	1,775,401,000
INVESTMENT IN SUBSIDIARIES	—	571,837,000	(571,837,000)	—
OTHER ASSETS	1,043,000	6,556,000	—	7,599,000

Total assets	$1,818,281,000	$1,950,467,000	$(1,785,257,000)	$1,983,491,000

The accompanying notes are an integral part of this consolidating balance sheet.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2003

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,322,000	$6,519,000	$—	$7,841,000
Accrued expenses	7,717,000	26,473,000	—	34,190,000
Fair value of derivative instruments	—	7,571,000	—	7,571,000
Other current liabilities	250,000	310,000	—	560,000
Due to the Company	1,213,420,000	—	(1,213,420,000)	—
Current portion of long-term debt	—	52,500,000	—	52,500,000

Total current liabilities	1,222,709,000	93,373,000	(1,213,420,000)	102,662,000
LONG-TERM DEBT, net of current portion	—	571,251,000	—	571,251,000
DEFERRED INCOME TAX LIABILITY	23,735,000	31,087,000	—	54,822,000

Total liabilities	1,246,444,000	695,711,000	(1,213,420,000)	728,735,000

STOCKHOLDERS’ EQUITY:
Common stock	—	105,000	—	105,000
Accumulated other comprehensive loss	—	(4,656,000)	—	(4,656,000)
Stock subscriptions receivable	—	(34,206,000)	—	(34,206,000)
Additional paid-in capital	—	1,409,162,000	—	1,409,162,000
Accumulated deficit	571,837,000	(115,649,000)	(571,837,000)	(115,649,000)

Total stockholders’ equity	571,837,000	1,254,756,000	(571,837,000)	1,254,756,000

Total liabilities and stockholders’ equity	$1,818,281,000	$1,950,467,000	$(1,785,257,000)	$1,983,491,000

The accompanying notes are an integral part of this consolidating balance sheet.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2002

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
REVENUE:
Broadcast revenue, including barter revenue	$40,737,000	$50,298,000	$—	$91,035,000
Less: agency commissions	4,748,000	6,122,000	—	10,870,000

Net broadcast revenue	35,989,000	44,176,000	—	80,165,000

OPERATING EXPENSES:
Program and technical	5,487,000	7,117,000	—	12,604,000
Selling, general and administrative	12,532,000	11,594,000	—	24,126,000
Corporate expenses	—	3,484,000	—	3,484,000
Depreciation and amortization	2,734,000	1,617,000	—	4,351,000

Total operating expenses	20,753,000	23,812,000	—	44,565,000

Operating income	15,236,000	20,364,000		35,600,000
INTEREST EXPENSE, including amortization of deferred financing costs	465,000	14,345,000	—	14,810,000
OTHER INCOME, net	(118,000)	665,000	—	547,000

Income before provision for income taxes	14,653,000	6,684,000	—	21,337,000
PROVISION FOR INCOME TAXES	—	8,095,000	—	8,095,000
EQUITY IN INCOME OF SUBSIDIARIES	—	14,653,000	(14,653,000)	—

NET INCOME	$14,653,000	$13,242,000	$(14,653,000)	$13,242,000

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
REVENUE:
Broadcast revenue, including barter revenue	$46,112,000	$45,947,000	$—	$92,059,000
Less: Agency commissions	5,435,000	5,712,000	—	11,147,000

Net broadcast revenue	40,677,000	40,235,000	—	80,912,000

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization shown below	6,949,000	6,607,000	—	13,556,000
Selling, general and administrative	13,947,000	10,325,000	—	24,272,000
Corporate expenses	—	3,279,000	—	3,279,000
Depreciation and amortization	3,035,000	1,482,000	—	4,517,000

Total operating expenses	23,931,000	21,693,000	—	45,624,000

Operating income	16,746,000	18,542,000	—	35,288,000
INTEREST EXPENSE, including amortization of deferred financing costs	198,000	10,491,000	—	10,689,000
OTHER INCOME, net	2,000	694,000	—	696,000

Income before provision for income taxes	16,550,000	8,745,000	—	25,295,000
PROVISION FOR INCOME TAXES	—	9,617,000	—	9,617,000
EQUITY IN INCOME OF SUBSIDIARIES	—	16,550,000	(16,550,000)	—

Net income	$16,550,000	$15,678,000	$(16,550,000)	$15,678,000

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$16,550,000	$10,643,000		$10,643,000

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2002

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
REVENUE:
Broadcast revenue, including barter revenue	$70,130,000	$86,842,000	$—	$156,972,000
Less: Agency commissions	8,029,000	10,467,000	—	18,496,000

Net broadcast revenue	62,101,000	76,375,000	—	138,476,000

OPERATING EXPENSES:
Program and technical	10,591,000	13,515,000	—	24,106,000
Selling, general and administrative	23,197,000	21,925,000	—	45,122,000
Corporate expenses	—	6,399,000	—	6,399,000
Depreciation and amortization	4,152,000	4,621,000	—	8,773,000

Total operating expenses	37,940,000	46,460,000	—	84,400,000

Operating income	24,161,000	29,915,000	—	54,076,000
INTEREST EXPENSE, including amortization of deferred financing costs	1,581,000	30,146,000	—	31,727,000
OTHER INCOME (EXPENSE), net	(115,000)	1,180,000	—	1,065,000

Income before provision for income taxes and cumulative effect of accounting change	22,465,000	949,000	—	23,414,000
PROVISION FOR INCOME TAXES	—	8,911,000	—	8,911,000

Income (loss) before cumulative effect of accounting change	22,465,000	(7,962,000)	—	14,503,000
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax	(29,847,000)	—	—	(29,847,000)
EQUITY IN LOSSES OF SUBSIDIARIES	—	(7,382,000)	7,382,000	—

Net loss	$(7,382,000)	$(15,344,000)	$7,382,000	$(15,344,000)

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
REVENUE:
Broadcast revenue, including barter revenue	$81,819,000	$82,234,000	$—	$164,053,000
Less: Agency commissions	9,577,000	10,134,000	—	19,711,000

Net broadcast revenue	72,242,000	72,100,000	—	144,342,000

OPERATING EXPENSES:
Program and technical	13,333,000	12,839,000	—	26,172,000
Selling, general and administrative	26,518,000	19,500,000	—	46,018,000
Corporate expenses	—	6,912,000	—	6,912,000
Depreciation and amortization	6,075,000	2,956,000	—	9,031,000

Total operating expenses	45,926,000	42,207,000	—	88,133,000

Operating income	26,316,000	29,893,000	—	56,209,000
INTEREST EXPENSE, including amortization of deferred financing costs	307,000	20,832,000	—	21,139,000
OTHER INCOME (EXPENSE), net	3,000	1,360,000	—	1,363,000

Income before provision for income taxes and cumulative effect of accounting change	26,012,000	10,421,000	—	36,433,000
PROVISION FOR INCOME TAXES	—	13,845,000	—	13,845,000
EQUITY IN INCOME OF SUBSIDIARIES	—	26,012,000	(26,012,000)	—

Net income	$26,012,000	$22,588,000	$(26,012,000)	$22,588,000

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,382,000)	$(15,344,000)	$7,382,000	$(15,344,000)
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	4,152,000	4,621,000	—	8,773,000
Amortization of debt financing costs	—	1,089,000	—	1,089,000
Deferred income taxes and reduction in valuation reserve on deferred income taxes	12,967,000	(4,312,000)	—	8,655,000
Cumulative effect of accounting change, net of tax	29,847,000	—	—	29,847,000
Non-cash compensation to officers	—	642,000	—	642,000
Loss on retirement of assets	—	150,000	—	150,000
Effect of change in operating assets and liabilities-
Trade accounts receivable, net	5,668,000	(14,473,000)	—	(8,805,000)
Due to Corporate/from Subsidiaries	16,218,000	(16,218,000)	—	—
Prepaid expenses and other	179,000	(359,000)	—	(180,000)
Other assets	2,699,000	(3,418,000)	—	(719,000)
Accounts payable	(260,000)	(348,000)	—	(608,000)
Accrued expenses and other	414,000	(4,999,000)	—	(4,585,000)

Net cash flows from operating activities	64,502,000	(52,969,000)	7,382,000	18,915,000

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2002

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(2,825,000)	$(2,290,000)	$—	$(5,115,000)
Investment in Subsidiaries	—	7,382,000	(7,382,000)	—
Equity investments	—	(392,000)	—	(392,000)
Deposits and payments for station purchases	(53,040,000)	—	—	(53,040,000)

Net cash flows from investing activities	(55,865,000)	4,700,000	(7,382,000)	(58,547,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(130,021,000)	—	(130,021,000)
Proceeds from issuance of debt	—	198,875,000	—	198,875,000
Stock subscriptions receivable	—	(867,000)	—	(867,000)
Payment of preferred stock dividends	—	(10,070,000)	—	(10,070,000)
Payment for retirement of stock	—	(75,000)	—	(75,000)
Proceeds from exercise of stock options	—	526,000	—	526,000

Net cash flows from financing activities	—	58,368,000	—	58,368,000

INCREASE IN CASH AND CASH EQUIVALENTS	8,637,000	10,099,000	—	18,736,000
CASH AND CASH EQUIVALENTS, beginning of period	(447,000)	32,562,000	—	32,115,000

CASH AND CASH EQUIVALENTS, end of period	$8,190,000	$42,661,000	$—	$50,851,000

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,012,000	$22,588,000	$(26,012,000)	$22,588,000
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	6,075,000	2,956,000	—	9,031,000
Amortization of debt financing costs	—	849,000	—	849,000
Deferred income taxes	—	13,628,000	—	13,628,000
Non-cash compensation to officers	—	894,000	—	894,000
Loss on retirement of assets	2,000	—	—	2,000
Effect of change in operating assets and liabilities-
Trade accounts receivable, net	(485,000)	773,000	—	288,000
Due to Corporate/from Subsidiaries	(24,434,000)	24,434,000	—	—
Prepaid expenses and other	206,000	(311,000)	—	(105,000)
Other assets	(657,000)	793,000	—	136,000
Accounts payable	84,000	545,000	—	629,000
Accrued expenses and other	144,000	(2,296,000)	—	(2,152,000)

Net cash flows from operating activities	6,947,000	64,853,000	(26,012,000)	45,788,000

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(3,877,000)	$(2,258,000)	$—	$(6,135,000)
Equity investments	—	(1,119,000)	—	(1,119,000)
Purchase of intangible assets	(1,260,000)	—	—	(1,260,000)
Investment in subsidiary	—	(26,012,000)	26,012,000	—
Deposits and payments for station purchases	(1,669,000)	(491,000)	—	(2,160,000)

Net cash flows from investing activities	(6,806,000)	(29,880,000)	26,012,000	(10,674,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(26,250,000)	—	(26,250,000)
Proceeds from exercise of stock options	—	727,000	—	727,000
Interest on stock subscription receivable	—	(862,000)	—	(862,000)
Payment of preferred stock dividends		(10,070,000)		(10,070,000)

Net cash flows from financing activities	—	(36,455,000)	—	(36,455,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	141,000	(1,482,000)	—	(1,341,000)
CASH AND CASH EQUIVALENTS, beginning of period	423,000	85,692,000	—	86,115,000

CASH AND CASH EQUIVALENTS, end of period	$564,000	$84,210,000	$—	$84,774,000

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

We generally incur advertising and promotional expenses to increase our audiences. However, because Arbitron ratings are reported on a quarterly basis, any changed ratings and the corresponding effect on advertising revenues tends to lag behind the incurrence of advertising and promotional expenditures.

The performance of a radio broadcasting company is customarily measured by its ability to generate EBITDA, which is calculated as net income plus (1) depreciation, amortization, non-cash compensation, interest expense, income tax provision and cumulative effect of accounting change and less (2) other income. EBITDA is not a measure of performance or liquidity calculated in accordance with GAAP; however, we believe that this measure is useful to an investor in evaluating us because this measure is widely used in the broadcast industry as a measure of a radio broadcasting company’s performance. Nevertheless, EBITDA should not be considered in isolation from nor as a substitute for operating income, net income, cash flow, or other consolidated income or cash flow statement data computed in accordance with GAAP, nor as a measure of our profitability or liquidity. Despite its limitation, EBITDA is widely used in the broadcasting industry to measure a company’s operating performance without regard to items such as depreciation and amortization, which can vary depending upon accounting methods and the book value of assets, particularly in the case of acquisitions. By eliminating such effects, EBITDA provides a meaningful measure of overall company performance after taking into account corporate operating expenses related to the employment of the senior management team and other overhead costs associated with running a large, publicly-traded broadcasting company.

RESULTS OF OPERATIONS

Comparison of period ended June 30, 2002 to the period ended June 30, 2003

(all periods are unaudited – all numbers in 000s except per share data).

	Three months ended June 30, 2002	Three months ended June 30, 2003	Six months ended June 30, 2002	Six months ended June 30, 2003
STATEMENT OF OPERATIONS DATA:
REVENUE:
Broadcast revenue	$91,035	$92,059	$156,972	$164,053
Less: Agency commissions	10,870	11,147	18,496	19,711

Net broadcast revenue	80,165	80,912	138,476	144,342

OPERATING EXPENSES:
Programming and technical	12,604	13,556	24,106	26,172
Selling, G&A	24,126	24,272	45,122	46,018
Corporate expenses	3,142	2,853	5,757	6,018
Non-cash compensation	342	426	642	894
Depreciation & amortization	4,351	4,517	8,773	9,031

Total operating expenses	44,565	45,624	84,400	88,133

Operating income	35,600	35,288	54,076	56,209
INTEREST EXPENSE	14,810	10,689	31,727	21,139
OTHER INCOME, net	547	696	1,065	1,363

Income before provision for income taxes and cumulative effect of accounting change	21,337	25,295	23,414	36,433
PROVISION FOR INCOME TAXES	8,095	9,617	8,911	13,845

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of taxes	13,242	15,678	14,503	22,588
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of taxes	—	—	(29,847)	—

Net income (loss)	$13,242	$15,678	$(15,344)	$22,588

Net income (loss) applicable to common stockholders	$8,207	$10,643	$(25,414)	$12,518

	Three months ended June 30, 2002	Three months ended June 30, 2003	Six months ended June 30, 2002	Six months ended June 30, 2003
BASIC AND DILUTED PER SHARE DATA:
Net income per share before cumulative effect of accounting change	$0.13	$0.15	$0.14	$0.22
Cumulative effect of accounting change per share	—	—	(0.30)	—
Preferred dividends per share	(0.05)	(0.05)	(0.10)	(0.10)

Net income (loss) per common share	0.08	0.10	(0.26)	0.12
OTHER DATA:
EBITDA calculation (a):
Net income	$13,242	$15,678	$(15,344)	$22,588
Plus: Depreciation and amortization	4,351	4,517	8,773	9,031
Plus: Non-cash compensation	342	426	642	894
Plus: Interest expense	14,810	10,689	31,727	21,139
Plus: Income tax provision	8,095	9,617	8,911	13,845
Plus: Cumulative effect of accounting change	—	—	29,847	—
Less: Other income	(547)	(696)	(1,065)	(1,363)

EBITDA	$40,293	$40,231	$63,491	$66,134
Capital expenditures	3,131	2,941	5,115	6,135
Weighted average shares outstanding – basic (b)	103,497	104,606	98,863	104,591
Weighted average shares outstanding – diluted (b)	104,353	105,141	98,863	104,988

Net broadcast revenue increased to approximately $80.9 million for the quarter ended June 30, 2003 from approximately $80.2 million for the quarter ended June 30, 2002 or 1%. Net broadcast revenue increased to approximately $144.3 million for the six months ended June 30, 2003 from approximately $138.5 million for the six months ended June 30, 2002 or 4%. These increases were the result of net broadcast revenue growth in several of Radio One’s markets, including Atlanta, Cleveland, Dallas and Los Angeles, partially offset by revenue declines in several other markets, including Baltimore, Houston, Philadelphia and Richmond.

Operating expenses increased to approximately $45.6 million for the quarter ended June 30, 2003 from approximately $44.6 million for the quarter ended June 30, 2003 or 2%. Operating expenses increased to approximately $88.1 million for the six months ended June 30, 2003 from approximately $84.4 million for the six months ended June 30, 2002 or 4%. Operating expenses excluding depreciation, amortization and non-cash compensation increased to approximately $40.7 million for the quarter ended June 30, 2003 from approximately $39.9 million for the quarter ended June 30, 2002 or 2%. Operating expenses excluding depreciation, amortization and non-cash compensation increased to approximately $78.2 million for the six months ended June 30, 2003 from approximately $75.0 million for the six months ended June 30, 2002 or 4%. These increases in expenses were related primarily to (1) increased variable expenses associated with increased revenue and (2) higher programming expenses in certain markets with new radio station formats and/or programming, such as with two relatively young stations in Atlanta and the syndication of the Steve Harvey Morning Show to one of Radio One’s Dallas stations.

Operating income decreased to approximately $35.3 million for the quarter ended June 30, 2003 from approximately $35.6 million for the quarter ended June 30, 2002 or 1%. This decrease in operating income was primarily attributable to higher revenue more than offset by higher operating expenses as described above. Operating income increased to approximately $56.2 million for the six months ended June 30, 2003 from approximately $54.1 million for the six months ended June 30, 2002 or 4%. This increase in operating income was primarily attributable to higher revenue partially offset by higher operating expenses.

Interest expense decreased to approximately $10.7 million for the quarter ended June 30, 2003 from approximately $14.8 million for the quarter ended June 30, 2002 or 28%. Interest expense decreased to approximately $21.1 million for the six months ended June 30, 2003 from approximately $31.7 million for the six months ended June 30, 2002 or 33%. These decreases relate primarily to a reduction of outstanding bank debt (starting in the middle of the second quarter of 2002) with the proceeds received from the Company’s April 2002 equity offering and from principal payments made, beginning at the end of the first quarter of 2003, as well as lower interest rates on that bank debt as a result of declining leverage and lower market interest rates over the past 12 months.

Other income (almost exclusively interest income) increased to approximately $0.7 million for the quarter ended June 30, 2003 compared to approximately $0.5 million for the quarter ended June 30, 2002 or 40%. Other income increased to approximately $1.4 million for the six months ended June 30, 2003 compared to approximately $1.1 million for the six months ended June 30, 2002 or 27%. These increases were primarily due to higher cash balances for the same periods in 2003 than in 2002.

Income before provision for income taxes and cumulative effect of an accounting change increased to approximately $25.3 million for the quarter ended June 30, 2003 compared to income before provision for income taxes and cumulative effect of an accounting change of approximately $21.3 million for the quarter ended June 30, 2002 or 19%. This increase was due primarily to lower interest expense as described above. Income before provision for income taxes and cumulative effect of an accounting change increased to approximately $36.4 million for the six months ended June 30, 2003 compared to income before provision for income taxes and cumulative effect of an accounting change of approximately $23.4 million for the six months ended June 30, 2002 or 56%. This increase was due primarily to higher operating income due to higher revenue and lower interest expense as described above.

Income before cumulative effect of accounting change increased to approximately $15.7 million for the quarter ended June 30, 2003 compared to income before cumulative effect of an accounting change of approximately $13.2 million for the quarter ended June 30, 2002 or 19%. Income before cumulative effect of accounting change increased to approximately $22.6 million for the six months ended June 30, 2003 compared to income before cumulative effect of an accounting change of approximately $14.5 million for the six months ended June 30, 2002 or 56%. These increases were due to higher income before provision for income taxes and cumulative effect of an accounting change compared to the previous year’s income, partially offset by a higher provision for income taxes in the same periods of 2003 than in 2002.

Cumulative effect of accounting change was approximately $29.8 million for the six months ended June 30, 2002. This charge, net of income tax benefit of approximately $15.0 million, related to an impairment charge associated with the adoption of SFAS No. 142. Based on an analysis completed in accordance with SFAS No. 142, we calculated impairment on the carrying value of certain of our FCC broadcast licenses and goodwill amounts. See “Recent Accounting Pronouncements” below.

Net income increased to approximately $15.7 million for the quarter ended June 30, 2003 from approximately $13.2 million for the quarter ended June 30, 2002 or 19%. Net income increased to approximately $22.6 million for the six months ended June 30, 2003 compared to a net loss of approximately $15.3 million for the six months ended June 30, 2002. These increases were due to higher income before provision for income taxes and cumulative effect of an accounting change, as well as the effect of the accounting change in the first quarter of 2002, which reduced net income in that period by approximately $29.8 million.

Other Data

EBITDA was relatively unchanged at approximately $40.2 million for the quarter ended June 30, 2003 compared to approximately $40.3 million for the quarter ended June 30, 2002. EBITDA increased to approximately $66.1 million for the six months ended June 30, 2003 from approximately $63.5 million for the six months ended June 30, 2002 or 4%. This change was attributable primarily to the increase in net broadcast revenue partially offset by higher operating expenses and higher corporate expenses associated with Radio One’s overall growth, as described above.

(a)	“EBITDA” consists of net income plus (1) depreciation, amortization, non-cash compensation, interest expense, income tax provision and cumulative effect of accounting change and less (2) other income.

(b)	As of June 30, 2003, we had 104,606,000 shares of common stock outstanding on a weighted average basis and 105,141,000 shares of common stock outstanding for fully diluted purposes.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, commitments available under our bank credit facility and other debt or equity financing. We have a bank credit facility under which we have $324.0 million outstanding in term loans and may borrow up to $250.0 million on a revolving basis, and from which we have historically drawn down funds as capital was required, primarily for acquisitions. As of June 30, 2003, we were able to borrow up to $250.0 million, taking into account the covenant restrictions in effect on that date. In 2003, minimum principal payments in the aggregate amount of $52.5 million are due in equal quarterly installments of approximately $13.1 million. As of June 30, 2003, we have made $26.3 million in principal payments.

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

Both the revolving commitment and term loan borrowings under our credit facility bear interest, at our option, at a rate equal to either LIBOR plus a spread that ranges from .625% to 2.000% or on the prime rate plus a spread of up to 1%, depending on our leverage ratio. Under the bank credit facility, we may be required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that bank pay to us a variable rate equal to three-month LIBOR. We currently have swap agreements in place for a total notional amount of $225.0 million. As of June 30, 2003 the periods remaining on the swap agreements range in duration from 12 to 38 months.

Our credit exposure under these swap agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance. All of the swap agreements are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The valuation of each of these swap agreements is affected by the change in the three-month LIBOR rates and the remaining term of the agreement. Any increase in the three-month LIBOR rate results in a more favorable valuation, while a decrease in the three-month LIBOR rate results in a less favorable valuation. The following table summarizes the interest rates in effect with respect to certain of our debt as of June 30, 2003.

Type of debt	Amount outstanding	Applicable interest rate
Senior bank term debt (subject to a 46 month fixed swap) (1)(2)	$100.0 million	4.39%
Senior bank term debt (subject to a 36 month fixed swap) (1)(2)	$50.0 million	4.01%
Senior bank term debt (subject to a 24 month fixed swap) (1)(2)	$50.0 million	3.55%
Senior bank term debt (subject to a 20 month fixed swap) (2)	$25.0 million	4.51%
Senior bank term debt (subject to variable interest rate) (3)	$98.8 million	approximately 2.14%
8 7/8% senior subordinated notes (fixed rate)	$300.0 million	8.88%

(1)	A total of $200 million is subject to fixed rate swap agreements that became effective on December 2, 2002.
(2)	Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our credit agreement. That spread is currently set at 1.00% and is incorporated into the applicable interest rates outlined above.
(3)	Subject to rolling 90-day LIBOR plus a spread currently at 1.00% and incorporated into the applicable interest rate outlined above.

We have used, and may continue to use, a significant portion of our capital resources to consummate acquisitions. These acquisitions have been and may continue to be funded from (i) our credit facility (ii) the proceeds of the historical offerings of our common stock, (iii) the proceeds of future equity or debt offerings, and (iv) internally generated cash flow.

The following table provides a comparison of our statements of cash flows for the six months ended June 30, 2002 and 2003.

	Six Months Ended June 30,
	2002	2003
Net cash flows from operating activities	18,915,000	45,788,000
Net cash used in investing activities	(58,547,000)	(10,674,000)
Net cash from (used in) financing activities	58,368,000	(36,455,000)

Net cash flows from operating activities were approximately $45.8 million and $18.9 million for the six months ended June 30, 2003 and 2002, respectively. The increase for the six months ended June 30, 2003 was primarily due to (i) an increase in net broadcast revenue, net of an increase in operating expenses, (ii) a decrease in outstanding trade receivables due to improved collection efforts, (iii) reduced leverage, and (iv) to a lesser extent, changes in other working capital components.

Net cash flows used in investing activities were approximately $10.7 million and $58.5 million for the six months ended June 30, 2003 and 2002, respectively. During the six months ended June 30, 2003, we completed the acquisition of WBLO-FM in the Louisville market for approximately $2.0 million and paid approximately $1.3 million to lease tower space in our Dallas market for the next 60 years. During the six months ended June 30, 2002, we completed the acquisition of the assets of WHTA-FM (formerly WPZE-FM) in the Atlanta, Georgia market for approximately $56.0 million. Capital expenditures were approximately $6.1 million and $5.1 million for the six months ended June 30, 2003 and 2002, respectively.

Net cash flows used in financing activities were approximately $36.5 million for the six months ended June 30, 2003 and net cash flows from financing activities were approximately $58.4 million for the six months ended June 30, 2002. During the six months ended June 30, 2003, we repaid $26.3 million of principal under our bank credit facility. During the six months ended June 30, 2002, certain selling shareholders and we completed an offering of 11,500,000 shares of class D common stock at an offering price of $20.25 per share. Through this offering, we received proceeds of approximately $198.8 million after deducting offering costs. Approximately $130.0 million of the proceeds were used to partially repay amounts outstanding under our bank credit facility.

As a result of the aforementioned, cash and cash equivalents decreased by $1.3 million during the six months ended June 30, 2003 compared to an increase of approximately $18.7 million during the six months ended June 30, 2002. Our balance of cash and cash equivalents was approximately $86.1 million as of December 31, 2002. Our balance of cash and cash equivalents was approximately $84.8 million as of June 30, 2003.

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

In July 2003, we purchased the outstanding stock of Hawes-Saunders Broadcast Properties, Inc., owner and operator of WRNB-FM (formerly WROU-FM) licensed to West Carrollton, Ohio for approximately $9.5 million in cash. In July 2003, we entered into a joint venture agreement to launch TV One, LLC, a cable television network in which we expect to invest approximately $74.0 million over four years. In August 2003, we made our first capital contribution of approximately $18.5 million to TV One, LLC.

During the quarter ended June 30, 2003, we obtained a standby letter of credit in the amount of $275,000 in connection with our annual insurance policy renewal. To date, there has been no activity on this standby letter of credit.

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

We adopted the final provision of SFAS No. 142 in the fourth quarter of 2002 by reviewing the fair value of our reporting units and comparing that fair value to the net book value of the reporting unit. To the extent a reporting unit’s carrying amount exceeded its fair value, an indication would exist that the reporting unit’s goodwill was impaired, and we would then be required to perform the second step of the transitional impairment test. In the second step, we compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with Statement of Financial Accounting Board Standard No. 141 (SFAS No. 141), “Business Combinations”, to its carrying amount, both of which would be measured as of the date of adoption. Based on this analysis, we determined that we had an impairment of goodwill (as defined in SFAS No. 142) in our Augusta, Georgia market. We calculated the amount of the impairment and recorded an impairment charge of approximately $6.6 million, net of an income tax benefit of $496,000 during the fourth quarter of 2002. As the provisions of SFAS No. 142 related to the impairment of goodwill and other indefinite life intangible assets are effective as of January 1, 2002, the financial information for the six months ended June 30, 2002, which preceded the period in which the transitional goodwill impairment loss was measured, has been restated to reflect the accounting change in that period.

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

Item 4. Controls and Procedures

Prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We maintain a system of internal controls that are designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of our CEO’s and CFO’s last evaluation.

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

In July 2003, a Special Litigation Committee of Radio One’s Board of Directors agreed to participate in a settlement with the plaintiffs that is anticipated to include most of the approximately 300 issuer defendants in similar actions. Once finalized, the settlement agreement will be subject to court approval and sufficient participation by issuer defendants in similar actions. The proposed settlement includes, without limitation, a guarantee of payments to the plaintiffs in the lawsuits, assignment of certain claims against the underwriters to the plaintiffs, and a dismissal of all claims against Radio One and related individuals. Other than legal fees incurred to date, Radio One expects that all expenses of settlement, if any, will be paid by its insurance carriers. Until such settlement is finalized, we and our officers and directors intend to continue to defend the actions vigorously.

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

On June 5, 2003, the Company held its Annual Meeting of its holders of common stock pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated April 25, 2003, a copy of which has been previously filed with the Securities and Exchange Commission. Stockholders were asked to vote upon the following proposals:

1)	The election of Terry L. Jones and Brian W. McNeill as class A directors to serve until the 2004 annual meeting of stockholders or until their successors are duly elected and qualified.

2)	The election of Catherine L. Hughes, Alfred C. Liggins, III, D. Geoffrey Armstrong, L. Ross Love and Ronald E. Blaylock as directors to serve until the 2004 annual meeting of stockholders or until their successors are duly elected and qualified.

3)	The ratification of the appointment of Ernst & Young, LLP as independent auditors for the Company for the year ending December 31, 2003.

		Number of Votes
		Class A	Class B
Proposal 1
Jones	For	11,693,472
	Withhold Authority	3,385,905
McNeill	For	14,682,727
	Withhold Authority	396,250
Proposal 2
Hughes	For	11,968,439	28,618,430
	Withhold Authority	3,110,938
Liggins	For	12,193,308	28,618,430
	Withhold Authority	2,886,069
Armstrong	For	14,564,527	28,618,430
	Withhold Authority	514,850
Love	For	11,918,411	28,618,430
	Withhold Authority	3,160,936
Blaylock	For	14,564,527	28,618,430
	Withhold Authority	514,850
Proposal 3
	For	14,901,359	28,618,430
	Against	176,213
	Abstain	1,805

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)        EXHIBITS

3.1

Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 0-25969)).

3.1.1

Certificate of Amendment (dated as of September 21, 2000) of the Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000 (File No. 0- 25969)).

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

10.1	Second Amendment to Second Amended and Restated Credit Agreement, dated July 15, 2003, by and among Radio One, Inc., Bank of America, N.A. and the other lenders party thereto.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14 or Rule 15d-14 of the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to 18U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)        REPORTS ON FORM 8-K

The Company filed an Item 12 Form 8-K dated April 4, 2003, for the purpose of disclosing updated earnings guidance for the first quarter of 2003.

The Company filed an Item 12 Form 8-K dated May 8, 2003, for the purpose of releasing financial results for the first quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.
/s/ Scott R. Royster
August 13, 2003	Scott R. Royster
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)