Form 10-Q
period 2003-09-30
RADIO ONE INC
filed 2003-11-13
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 7, 2003
Class A Common Stock, $.001 Par Value	22,397,691
Class B Common Stock, $.001 Par Value	2,867,463
Class C Common Stock, $.001 Par Value	3,132,458
Class D Common Stock, $.001 Par Value	76,274,394

RADIO ONE, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2003

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of December 31, 2002 and September 30, 2003 (Unaudited)	4

	Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2002 and 2003 (Unaudited)	5

	Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2002 and for the Nine Months Ended September 30, 2003 (Unaudited)	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2003 (Unaudited)	7

	Notes to Consolidated Financial Statements	8

	Consolidating Financial Statements	12

	Consolidating Balance Sheet as of December 31, 2002	13

	Consolidating Balance Sheet as of September 30, 2003 (Unaudited)	15

	Consolidating Statement of Operations for the Three Months Ended September 30, 2002 (Unaudited)	17

	Consolidating Statement of Operations for the Three Months Ended September 30, 2003 (Unaudited)	18

	Consolidating Statement of Operations for the Nine Months Ended September 30, 2002 (Unaudited)	19

	Consolidating Statement of Operations for the Nine Months Ended September 30, 2003 (Unaudited)	20

	Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2002 (Unaudited)	21

	Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2003 (Unaudited)	23

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 4.	Controls and Procedures	35

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	36

Item 2.	Changes in Securities and Use of Proceeds	36

Item 3.	Defaults Upon Senior Securities	36

Item 4.	Submission of Matters to a Vote of Security Holders	37

Item 5.	Other Information	37

Item 6.	Exhibits and Reports on Form 8-K	37

SIGNATURE		38

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(See pages 4-24 — This page intentionally left blank.)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2002	September 30, 2003
		(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$86,115,000	$64,061,000
Trade accounts receivable, net of allowance for doubtful accounts of $5,733,000 and $6,007,000, respectively	64,565,000	64,596,000
Prepaid expenses and other current assets	2,017,000	2,078,000
Income taxes receivable	3,650,000	3,650,000
Deferred income tax asset	2,965,000	2,965,000

Total current assets	159,312,000	137,350,000
PROPERTY AND EQUIPMENT, net	41,622,000	41,677,000
GOODWILL, net	79,002,000	112,224,000
RADIO BROADCASTING LICENSES, net	1,670,311,000	1,648,295,000
OTHER INTANGIBLE ASSETS, net	27,313,000	21,716,000
INVESTMENT IN AFFILIATED COMPANY	—	35,471,000
OTHER ASSETS	6,800,000	5,544,000

Total assets	$1,984,360,000	$2,002,277,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,211,000	$7,089,000
Accrued interest	14,103,000	7,550,000
Accrued compensation	12,184,000	13,405,000
Income taxes payable	1,200,000	1,119,000
Deferred revenue	—	3,390,000
Other accrued expenses	8,122,000	6,507,000
Fair value of derivative instruments	4,888,000	5,950,000
Other current liabilities	401,000	494,000
Current portion of long-term debt	52,500,000	52,500,000

Total current liabilities	100,609,000	98,004,000
LONG-TERM DEBT, net of current portion	597,501,000	558,126,000
DEFERRED REVENUE, net of current portion	—	13,561,000
DEFERRED INCOME TAX LIABILITY	42,227,000	65,399,000

Total liabilities	740,337,000	735,090,000

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized and 310,000 shares issued and outstanding; liquidation preference of $1,000 per share plus cumulative dividends at 6.5% per year, unpaid dividends were $4,198,000 as of December 31, 2002 and September 30, 2003	—	—
Common stock – Class A, $.001 par value, 30,000,000 shares authorized, 22,398,000 and 22,423,000 shares issued and outstanding	23,000	23,000
Common stock – Class B, $.001 par value, 150,000,000 shares authorized, 2,867,000 shares issued and outstanding	3,000	3,000
Common stock – Class C, $.001 par value, 150,000,000 shares authorized, 3,132,000 shares issued and outstanding	3,000	3,000
Common stock – Class D, $.001 par value, 150,000,000 shares authorized, 76,171,000 and 76,246,000 shares issued and outstanding	76,000	76,000
Accumulated other comprehensive loss	(3,006,000)	(3,659,000)
Stock subscriptions receivable	(33,344,000)	(34,609,000)
Additional paid-in capital	1,408,435,000	1,409,318,000
Accumulated deficit	(128,167,000)	(103,968,000)

Total stockholders’ equity	1,244,023,000	1,267,187,000

Total liabilities and stockholders’ equity	$1,984,360,000	$2,002,277,000

The accompanying notes are an integral part of these consolidated balance sheets.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
	(Unaudited)		(Unaudited)
REVENUE:
Broadcast revenue, including barter revenue of $1,076,000, $1,041,000, $2,782,000 and $2,618,000, respectively	$91,279,000	$92,635,000	$248,251,000	$256,688,000
Less: agency commissions	10,810,000	11,179,000	29,306,000	30,890,000

Net broadcast revenue	80,469,000	81,456,000	218,945,000	225,798,000

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization, shown separately below	12,699,000	12,404,000	36,805,000	38,576,000
Selling, general and administrative	24,665,000	23,450,000	69,787,000	69,468,000
Corporate expenses	3,597,000	3,557,000	9,996,000	10,469,000
Depreciation and amortization	4,156,000	4,555,000	12,929,000	13,586,000

Total operating expenses	45,117,000	43,966,000	129,517,000	132,099,000

Operating income	35,352,000	37,490,000	89,428,000	93,699,000
OTHER (EXPENSE) INCOME:
Interest expense, including amortization of deferred financing costs	(14,331,000)	(10,255,000)	(46,058,000)	(31,394,000)
Equity in net loss of affiliated company	—	(939,000)	—	(939,000)
Other (expense) income, net	(52,000)	594,000	1,013,000	1,957,000

Income before provision for income taxes and cumulative effect of accounting change	20,969,000	26,890,000	44,383,000	63,323,000
PROVISION FOR INCOME TAXES	8,178,000	10,174,000	17,089,000	24,019,000

Income before cumulative effect of accounting change	12,791,000	16,716,000	27,294,000	39,304,000
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of income taxes of $15,038,000	—	—	(29,847,000)	—

NET INCOME (LOSS)	$12,791,000	$16,716,000	$(2,553,000)	$39,304,000

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$7,756,000	$11,681,000	$(17,658,000)	$24,199,000

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE:
Net income before cumulative effect of accounting change	.07	.11	.12	.23
Cumulative effect of accounting change	—	—	(.30)	—

Net income (loss) per common share	$.07	$.11	$(.18)	$.23

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	104,538,000	104,649,000	100,755,000	104,611,000

Diluted	104,892,000	105,185,000	100,755,000	105,049,000

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2002, AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 (UNAUDITED)

	Convertible preferred stock	Common stock Class A	Common stock Class B	Common stock Class C	Common stock Class D	Comprehensive income	Accumulated other comprehensive loss	Stock subscriptions receivable	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
BALANCE, as of December 31, 2001	—	23,000	3,000	3,000	66,000		(9,053,000)	(31,666,000)	1,208,652,000	(115,081,000)	1,052,947,000
Comprehensive income:
Net income	—	—	—	—	—	7,054,000	—	—	—	7,054,000	7,054,000
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	6,047,000	6,047,000	—	—	—	6,047,000

Comprehensive income						$13,101,000

Preferred stock dividends	—	—	—	—	—		—	—	—	(20,140,000)	(20,140,000)
Issuance of stock	—	—	—	—	10,000		—	—	198,703,000	—	198,713,000
Interest on stock subscriptions receivable	—	—	—	—	—		—	(1,678,000)	—	—	(1,678,000)
Employee exercise of options	—	—	—	—	—		—	—	783,000	—	783,000
Tax effect on non-qualified option exercises	—	—	—	—	—		—	—	372,000	—	372,000
Repurchase of stock	—	—	—	—	—		—	—	(75,000)	—	(75,000)

BALANCE, as of December 31, 2002	—	23,000	3,000	3,000	76,000		(3,006,000)	(33,344,000)	1,408,435,000	(128,167,000)	1,244,023,000
Comprehensive income:
Net income	—	—	—	—	—	39,304,000	—	—	—	39,304,000	39,304,000
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	(653,000)	(653,000)	—	–	—	(653,000)

Comprehensive income						$38,651,000

Preferred stock dividends	—	—	—	—	—		—	—	—	(15,105,000)	(15,105,000)
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(1,265,000)	—	—	(1,265,000)
Employee exercise of options	—	—	—	—	—		—	—	883,000	—	883,000

BALANCE, as of September 30, 2003	$—	$23,000	$3,000	$3,000	$76,000		$(3,659,000)	$(34,609,000)	$1,409,318,000	$(103,968,000)	$1,267,187,000

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2002	2003
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,553,000)	$39,304,000
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	12,929,000	13,586,000
Amortization of debt financing costs	1,629,000	1,274,000
Deferred income taxes	16,700,000	23,581,000
Equity in net loss of affiliated company	—	939,000
Cumulative effect of accounting change, net of tax	29,847,000	—
Loss on write-down of investments	750,000	—
Non-cash compensation to officers	994,000	1,319,000
Loss on retirement of assets	113,000	2,000
Effect of change in operating assets and liabilities-
Trade accounts receivable, net	(7,480,000)	8,000
Prepaid expenses and other current assets	(367,000)	(61,000)
Other assets	(954,000)	246,000
Accounts payable	(92,000)	(122,000)
Accrued interest	(10,790,000)	(6,553,000)
Accrued compensation	1,692,000	1,221,000
Income taxes payable	26,000	(81,000)
Other accrued expenses	(529,000)	(2,889,000)

Net cash flows from operating activities	41,915,000	71,774,000

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,619,000)	(7,621,000)
Equity investments	(503,000)	(19,108,000)
Proceeds from sale of assets	130,000	—
Purchase of intangible assets	—	(1,281,000)
Deposits and payments for station purchases	(53,040,000)	(10,956,000)

Net cash flows from investing activities	(61,032,000)	(38,966,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(130,021,000)	(39,375,000)
Proceeds from issuance of common stock, net of issuance costs	198,812,000	—
Interest on stock subscription receivable	(1,309,000)	(1,265,000)
Payment of preferred stock dividends	(15,105,000)	(15,105,000)
Proceeds from exercise of stock options	615,000	883,000
Payment for retirement of stock	(75,000)	—

Net cash flows from financing activities	52,917,000	(54,862,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	33,800,000	(22,054,000)
CASH AND CASH EQUIVALENTS, beginning of period	32,115,000	86,115,000

CASH AND CASH EQUIVALENTS, end of period	$65,915,000	$64,061,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for-
Interest	$55,219,000	$36,875,000

Income taxes	$380,000	$345,000

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Organization and Business

Radio One, Inc. (a Delaware corporation referred to as Radio One) and subsidiaries (collectively referred to as the Company) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and/or operates radio stations in 22 markets throughout the United States. The Company also provides programming services to XM Satellite Radio Inc. and owns approximately 40% of TV One, LLC, an African-American targeted cable channel, which is a joint venture with Comcast Corporation and other investors.

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

2. ACQUISITIONS AND INVESTMENTS:

WRNB-FM Dayton Acquisition

In July 2003, the Company purchased the outstanding stock of Hawes-Saunders Broadcast Properties, Inc., owner and operator of WRNB-FM (formerly WROU-FM) licensed to West Carrollton, Ohio, for approximately $9.2 million in cash. WRNB-FM had been a primary competitor of one of the Company’s other stations in the Dayton market. The Company began operating the station under a local marketing agreement in March 2003. This acquisition increased the number of stations that the Company owns in the Dayton market to five.

TV One Joint Venture

In July 2003, the Company entered into a joint venture agreement with Comcast Corporation and other investors to create TV One, LLC (TV One), an entity formed to launch a cable television network featuring entertainment, news, opinion and sports-related programming targeted primarily towards African-American viewers. The Company expects to make a cash investment of approximately $74.0 million over four years. Radio One also recorded the value of the equity it has received in TV One to provide advertising and management services to the network over the next five years, which has been estimated at approximately $17.0 million. The Company based this value on cash exchanges for similar equity instruments in TV One.

In August 2003, the Company made its first capital contribution of approximately $18.5 million to TV One, LLC. On a fully-diluted basis, the Company owns approximately 40% of TV One and is accounting for this investment under the equity method of accounting. Accordingly, the Company is recognizing its ratable share of TV One’s net loss.

3. RECENT ACCOUNTING PRONOUNCEMENTS:

In June 2001, FASB issued Statement of Financial Accounting Standard No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” This pronouncement requires a non-amortization approach to account for purchased goodwill and certain other intangible assets. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. Upon adopting the transitional rules of SFAS No. 142, the Company recorded an impairment charge of approximately $23.2 million, net of an income tax benefit of approximately $14.5 million in the first quarter of 2002, as the carrying value of certain of the Company’s FCC licenses exceeded the appraised fair value. In accordance with SFAS No. 142, the Company reflected this charge as a cumulative effect of an accounting change, effective January 1, 2002, in its statement of operations.

The Company adopted the final provision of SFAS No. 142 in the fourth quarter of 2002 by reviewing the fair value of its reporting units and comparing that fair value to the net book value of the reporting unit. To the extent a reporting unit’s carrying amount exceeded its fair value, an indication would exist that the reporting unit’s goodwill was impaired, and the Company would then be required to perform the second step of the transitional impairment test. In the second step, the Company compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with Statement of Financial Accounting Standard No. 141 (SFAS No. 141), “Business Combinations”, to its carrying amount, both of which would be measured as of the date of adoption. Based on this analysis, the Company determined that it had an impairment of goodwill (as defined in SFAS No. 142) in its Augusta, Georgia market. The Company calculated the amount of the impairment and recorded an impairment charge of approximately $6.6 million, net of an income tax benefit of approximately $0.5 million during the fourth quarter of 2002. As the provisions of SFAS No. 142 related to the impairment of goodwill and other indefinite life intangible assets were effective as of January 1, 2002, the financial information for the nine months ended September 30, 2002, which preceded the period in which the transitional goodwill impairment charge was measured, has been restated to reflect the accounting change in that period.

In January 2003, FASB issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This interpretation of ARB No. 51, “Consolidated Financial Statements, “ requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. The Company is currently evaluating the applicability of FIN 46 on their local marketing agreements (LMA), and the possible impact on the Company’s results of operations and financial position. The Company operates two stations under LMAs – WDBZ-AM in Cincinnati, OH and WAMJ-FM in Atlanta, GA. We are currently reviewing these agreements to determine if the licensor represents a variable interest entity to the Company. We believe the exposure to loss because of our involvement with the license holder for each station is minimal and can be measured by the incremental depreciation expense from the addition of the fixed assets of the license holder. Aggregate net broadcast revenue for WDBZ-AM and WAMJ-FM was approximately $0.5 million and $1.4 million for the three and nine months ended September 30, 2003, respectively. The Company paid LMA fees under these agreements to the license holders of approximately $48,000 and $138,000 for the three and nine months ended September 30, 2003, respectively.

4. STOCK-BASED COMPENSATION:

The Company accounts for its stock-based compensation plans as permitted by Statement of Financial Accounting Standard No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” which allows the Company to follow Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and recognize no compensation cost for options granted to employees at fair market value. The Company has computed, for pro forma disclosure purposes, the value of all compensatory options granted during 2002 and 2003, using the Black-Scholes option pricing model. Options were assumed to be exercised upon vesting for the purpose of this valuation. Adjustments were also made for options assumed forfeited prior to vesting. Had compensation costs for compensatory options been determined consistent with SFAS No. 123, the Company’s pro forma net (loss) income and (loss) earnings per share information reflected on the accompanying consolidated statements of operations would have been adjusted to the following “as adjusted” amounts:

	For the Nine Months Ended September 30,
	2002	2003
Net (loss) income:
As reported	$(17,658,000)	$24,199,000
Stock-based employee compensation expense determined under fair value based method for all awards	(8,297,000)	(8,540,000)

As adjusted	(25,955,000)	15,659,000
Basic earnings and diluted net (loss) income per share, applicable to common stockholders:
As reported	$(.18)	$.23
As adjusted	(.26)	.15

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company’s subsidiaries (Subsidiary Guarantors) have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes due 2011.

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of September 30, 2002 and 2003, and for the three month and nine month periods then ended. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$423,000	$85,692,000	$—	$86,115,000
Trade accounts receivable, net of allowance for doubtful accounts	30,281,000	34,284,000	—	64,565,000
Prepaid expenses and other	894,000	1,123,000	—	2,017,000
Income tax receivable	—	3,650,000	—	3,650,000
Deferred income tax asset	2,282,000	683,000	—	2,965,000

Total current assets	33,880,000	125,432,000	—	159,312,000
PROPERTY AND EQUIPMENT, net	26,196,000	15,426,000	—	41,622,000
INTANGIBLE ASSETS, net	1,755,353,000	21,273,000	—	1,776,626,000
INVESTMENT IN SUBSIDIARIES	—	1,783,677,000	(1,783,677,000)	—
OTHER ASSETS	1,044,000	5,756,000	—	6,800,000

Total assets	$1,816,473,000	$1,951,564,000	$(1,783,677,000)	$1,984,360,000

The accompanying notes are an integral part of this consolidating balance sheet.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2002

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,238,000	$5,973,000	$—	$7,211,000
Accrued expenses	7,620,000	27,989,000	—	35,609,000
Fair value of derivative investments	—	4,888,000	—	4,888,000
Other current liabilities	203,000	198,000	—	401,000
Current portion of long-term debt	—	52,500,000	—	52,500,000

Total current liabilities	9,061,000	91,548,000	—	100,609,000
LONG-TERM DEBT AND DEFERRED INTEREST	—	597,501,000	—	597,501,000
DEFERRED INCOME TAX LIABILITY	23,735,000	18,492,000	—	42,227,000

Total liabilities	32,796,000	707,541,000	—	740,337,000

STOCKHOLDERS’ EQUITY:
Common stock	—	105,000	—	105,000
Accumulated comprehensive loss	—	(3,006,000)	—	(3,006,000)
Stock subscriptions receivable	—	(33,344,000)	—	(33,344,000)
Additional paid-in capital	1,237,854,000	1,408,435,000	(1,237,854,000)	1,408,435,000
Accumulated deficit	545,823,000	(128,167,000)	(545,823,000)	(128,167,000)

Total stockholders’ equity	1,783,677,000	1,244,023,000	(1,783,677,000)	1,244,023,000

Total liabilities and stockholders’ equity	$1,816,473,000	$1,951,564,000	$(1,783,677,000)	$1,984,360,000

The accompanying notes are an integral part of this consolidating balance sheet.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2003

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$952,000	$63,109,000	$—	$64,061,000
Trade accounts receivable, net of allowance for doubtful accounts	30,792,000	33,804,000	—	64,596,000
Prepaid expenses and other	754,000	1,324,000	—	2,078,000
Income tax receivable	—	3,650,000	—	3,650,000
Deferred tax asset	2,282,000	683,000	—	2,965,000

Total current assets	34,780,000	102,570,000	—	137,350,000
PROPERTY AND EQUIPMENT, net	27,218,000	14,459,000	—	41,677,000
INTANGIBLE ASSETS, net	1,762,775,000	19,460,000	—	1,782,235,000
INVESTMENT IN SUBSIDIARIES	—	1,792,773,000	(1,792,773,000)	—
INVESTMENT IN AFFILIATED COMPANY	—	35,471,000	—	35,471,000
OTHER ASSETS	1,007,000	4,537,000	—	5,544,000

Total assets	$1,825,780,000	$1,969,270,000	$(1,792,773,000)	$2,002,277,000

The accompanying notes are an integral part of this consolidating balance sheet.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2003

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$925,000	$6,164,000	$—	$7,089,000
Accrued expenses	8,163,000	20,418,000	—	28,581,000
Fair value of derivative instruments	—	5,950,000	—	5,950,000
Other current liabilities	184,000	3,700,000	—	3,884,000
Current portion of long-term debt	—	52,500,000	—	52,500,000

Total current liabilities	9,272,000	88,732,000	—	98,004,000
LONG-TERM DEBT, net of current portion	—	558,126,000	—	558,126,000
DEFERRED REVENUE, net of current portion	—	13,561,000	—	13,561,000
DEFERRED INCOME TAX LIABILITY	23,735,000	41,664,000	—	65,399,000

Total liabilities	33,007,000	702,083,000	—	735,090,000

STOCKHOLDERS’ EQUITY:
Common stock	—	105,000	—	105,000
Accumulated other comprehensive loss	—	(3,659,000)	—	(3,659,000)
Stock subscriptions receivable	—	(34,609,000)	—	(34,609,000)
Additional paid-in capital	1,203,216,000	1,409,318,000	(1,203,216,000)	1,409,318,000
Accumulated deficit	589,557,000	(103,968,000)	(589,557,000)	(103,968,000)

Total stockholders’ equity	1,792,773,000	1,267,187,000	(1,792,773,000)	1,267,187,000

Total liabilities and stockholders’ equity	$1,825,780,000	$1,969,270,000	$(1,792,773,000)	$2,002,277,000

The accompanying notes are an integral part of this consolidating balance sheet.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
REVENUE:
Broadcast revenue, including barter revenue	$40,909,000	$50,370,000	$—	$91,279,000
Less: agency commissions	4,713,000	6,097,000	—	10,810,000

Net broadcast revenue	36,196,000	44,273,000	—	80,469,000

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization, shown separately below	5,792,000	6,907,000	—	12,699,000
Selling, general and administrative	12,388,000	12,277,000	—	24,665,000
Corporate expenses	—	3,597,000	—	3,597,000
Depreciation and amortization	2,709,000	1,447,000	—	4,156,000

Total operating expenses	20,889,000	24,228,000	—	45,117,000

Operating income	15,307,000	20,045,000		35,352,000
INTEREST EXPENSE, including amortization of deferred financing costs	(112,000)	(14,219,000)	—	(14,331,000)
OTHER EXPENSE, net	38,000	(90,000)	—	(52,000)

Income before provision for income taxes	15,233,000	5,736,000	—	20,969,000
PROVISION FOR INCOME TAXES	—	8,178,000	—	8,178,000
EQUITY IN INCOME OF SUBSIDIARIES	—	15,233,000	(15,233,000)	—

Net income	$15,233,000	$12,791,000	$(15,233,000)	$12,791,000

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$7,756,000		$7,756,000

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
REVENUE:
Broadcast revenue, including barter revenue	$45,693,000	$46,942,000	$—	$92,635,000
Less: Agency commissions	5,380,000	5,799,000	—	11,179,000

Net broadcast revenue	40,313,000	41,143,000	—	81,456,000

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization, shown separately below	6,299,000	6,105,000	—	12,404,000
Selling, general and administrative	13,157,000	10,293,000	—	23,450,000
Corporate expenses	—	3,557,000	—	3,557,000
Depreciation and amortization	3,063,000	1,492,000	—	4,555,000

Total operating expenses	22,519,000	21,447,000	—	43,966,000

Operating income	17,794,000	19,696,000	—	37,490,000
OTHER (EXPENSE) INCOME:
Interest expense, including amortization of deferred financing costs	(77,000)	(10,178,000)	—	(10,255,000)
Equity in net loss of affiliated company	—	(939,000)	—	(939,000)
Other (expense) income, net	(3,000)	597,000	—	594,000

Income before provision for income taxes	17,714,000	9,176,000	—	26,890,000
PROVISION FOR INCOME TAXES	—	10,174,000	—	10,174,000
EQUITY IN INCOME OF SUBSIDIARIES	—	17,714,000	(17,714,000)	—

Net income	$17,714,000	$16,716,000	$(17,714,000)	$16,716,000

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$11,681,000		$11,681,000

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
REVENUE:
Broadcast revenue, including barter revenue	$111,039,000	$137,212,000	$—	$248,251,000
Less: Agency commissions	12,742,000	16,564,000	—	29,306,000

Net broadcast revenue	98,297,000	120,648,000	—	218,945,000

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization, shown separately below	16,383,000	20,422,000	—	36,805,000
Selling, general and administrative	35,585,000	34,202,000	—	69,787,000
Corporate expenses	—	9,996,000	—	9,996,000
Depreciation and amortization	6,861,000	6,068,000	—	12,929,000

Total operating expenses	58,829,000	70,688,000	—	129,517,000

Operating income	39,468,000	49,960,000	—	89,428,000
INTEREST EXPENSE, including amortization of deferred financing costs	(1,693,000)	(44,365,000)	—	(46,058,000)
OTHER (EXPENSE) INCOME, net	(77,000)	1,090,000	—	1,013,000

Income before provision for income taxes and cumulative effect of accounting change	37,698,000	6,685,000	—	44,383,000
PROVISION FOR INCOME TAXES	—	17,089,000	—	17,089,000

Income (loss) before cumulative effect of accounting change	37,698,000	(10,404,000)	—	27,294,000
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of tax	29,847,000	—	—	29,847,000
EQUITY IN LOSSES OF SUBSIDIARIES	—	7,851,000	(7,851,000)	—

Net income (loss)	$7,851,000	$(2,553,000)	$(7,851,000)	$(2,553,000)

NET LOSS APPLICABLE TO COMMON STOCKHOLDERS		$(17,658,000)		$(17,658,000)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
REVENUE:
Broadcast revenue, including barter revenue	$127,514,000	$129,174,000	$—	$256,688,000
Less: Agency commissions	14,956,000	15,934,000	—	30,890,000

Net broadcast revenue	112,558,000	113,240,000	—	225,798,000

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization, shown separately below	19,632,000	18,944,000	—	38,576,000
Selling, general and administrative	39,674,000	29,794,000	—	69,468,000
Corporate expenses	—	10,469,000	—	10,469,000
Depreciation and amortization	9,141,000	4,445,000	—	13,586,000

Total operating expenses	68,447,000	63,652,000	—	132,099,000

Operating income	44,111,000	49,588,000	—	93,699,000
OTHER (EXPENSE) INCOME:
Interest expense, including amortization of deferred financing costs	(384,000)	(31,010,000)	—	(31,394,000)
Equity in net loss of affiliated company	—	(939,000)	—	(939,000)
Other income, net	6,000	1,951,000	—	1,957,000

Income before provision for income taxes	43,733,000	19,590,000	—	63,323,000
PROVISION FOR INCOME TAXES	—	24,019,000	—	24,019,000
EQUITY IN INCOME OF SUBSIDIARIES	—	43,733,000	(43,733,000)	—

Net income	$43,733,000	$39,304,000	$(43,733,000)	$39,304,000

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$24,199,000		$24,199,000

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$7,851,000	$(2,553,000)	$(7,851,000)	$(2,553,000)
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	6,861,000	6,068,000	—	12,929,000
Amortization of debt financing costs	—	1,629,000	—	1,629,000
Deferred income taxes and reduction in valuation reserve on deferred income taxes	12,967,000	3,733,000	—	16,700,000
Cumulative effect of accounting change, net of tax	29,847,000	—	—	29,847,000
Loss on write-down of investments	—	750,000	—	750,000
Non-cash compensation to officers	—	994,000	—	994,000
Loss on retirement of assets	—	113,000	—	113,000
Effect of change in operating assets and liabilities-
Trade accounts receivable, net	3,418,000	(10,898,000)	—	(7,480,000)
Due to Corporate/from Subsidiaries	17,792,000	(17,792,000)	—	—
Prepaid expenses and other	181,000	(548,000)	—	(367,000)
Other assets	2,663,000	(3,617,000)	—	(954,000)
Accounts payable	23,000	(115,000)	—	(92,000)
Accrued expenses and other	504,000	(10,105,000)	—	(9,601,000)

Net cash flows from operating activities	82,107,000	(32,341,000)	(7,851,000)	41,915,000

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(4,047,000)	$(3,572,000)	$—	$(7,619,000)
Investment in Subsidiaries	—	(7,851,000)	7,851,000	—
Equity investments	—	(503,000)	—	(503,000)
Proceeds from sale of assets	—	130,000	—	130,000
Deposits and payments for station purchases	(53,040,000)	—	—	(53,040,000)

Net cash flows from investing activities	(57,087,000)	(11,796,000)	7,851,000	(61,032,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(130,021,000)	—	(130,021,000)
Proceeds from issuance of common stock, net of issuance costs	—	198,812,000	—	198,812,000
Payment of preferred stock dividends	—	(1,309,000)	—	(1,309,000)
Stock subscriptions receivable	—	(15,105,000)	—	(15,105,000)
Proceeds from exercise of stock options	—	615,000	—	615,000
Payment for retirement of stock	—	(75,000)	—	(75,000)

Net cash flows from financing activities	—	52,917,000	—	52,917,000

INCREASE IN CASH AND CASH EQUIVALENTS	25,020,000	8,780,000	—	33,800,000
CASH AND CASH EQUIVALENTS, beginning of period	(447,000)	32,562,000	—	32,115,000

CASH AND CASH EQUIVALENTS, end of period	$24,573,000	$41,342,000	$—	$65,915,000

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,733,000	$39,304,000	$(43,733,000)	$39,304,000
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	9,141,000	4,445,000	—	13,586,000
Amortization of debt financing costs	—	1,274,000	—	1,274,000
Deferred income taxes	—	23,581,000	—	23,581,000
Equity in net loss of affiliated company	—	939,000	—	939,000
Non-cash compensation to officers	—	1,319,000	—	1,319,000
Loss on retirement of assets	2,000	—	—	2,000
Effect of change in operating assets and liabilities-
Trade accounts receivable, net	(472,000)	480,000	—	8,000
Due to Corporate/from Subsidiaries	(34,638,000)	34,638,000	—	—
Prepaid expenses and other	142,000	(203,000)	—	(61,000)
Other assets	(621,000)	867,000	—	246,000
Accounts payable	(313,000)	191,000	—	(122,000)
Accrued expenses and other	474,000	(8,776,000)	—	(8,302,000)

Net cash flows from operating activities	17,448,000	98,059,000	(43,733,000)	71,774,000

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(4,703,000)	$(2,918,000)	$—	$(7,621,000)
Equity investments	—	(19,108,000)	—	(19,108,000)
Investment in subsidiary	—	(43,733,000)	43,733,000	—
Purchase of intangible assets	(1,260,000)	(21,000)	—	(1,281,000)
Deposits and payments for station purchases	(10,956,000)	—	—	(10,956,000)

Net cash flows from investing activities	(16,919,000)	(65,780,000)	43,733,000	(38,966,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(39,375,000)	—	(39,375,000)
Interest on stock subscription receivable	—	(1,265,000)	—	(1,265,000)
Payment of preferred stock dividends	—	(15,105,000)	—	(15,105,000)
Proceeds from exercise of stock options		883,000		883,000

Net cash flows from financing activities	—	(54,862,000)	—	(54,862,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	529,000	(22,583,000)	—	(22,054,000)
CASH AND CASH EQUIVALENTS, beginning of period	423,000	85,692,000	—	86,115,000

CASH AND CASH EQUIVALENTS, end of period	$952,000	$63,109,000	$—	$64,061,000

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

General

Our net broadcast revenue is derived primarily from local and national advertisers and, to a much lesser extent, tower rental income, ticket and revenue related to special events sponsored throughout the year and miscellaneous other revenue. Our net broadcast revenue is affected primarily by the advertising rates our radio stations are able to charge as well as the overall demand for radio advertising time in a market.

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

RESULTS OF OPERATIONS

Comparison of period ended September 30, 2002 to the period ended September 30, 2003

(all periods are unaudited – all numbers in 000s except per share data).

	Three months ended September 30, 2002	Three months ended September 30, 2003	Nine months ended September 30, 2002	Nine months ended September 30, 2003
STATEMENT OF OPERATIONS DATA:
REVENUE:
Broadcast revenue	$91,279	$92,635	$248,251	$256,688
Less: Agency commissions	10,810	11,179	29,306	30,890

Net broadcast revenue	80,469	81,456	218,945	225,798

OPERATING EXPENSES:
Programming and technical	12,699	12,404	36,805	38,576
Selling, G&A	24,665	23,450	69,787	69,468
Corporate expenses	3,245	3,132	9,002	9,150
Non-cash compensation	352	425	994	1,319
Depreciation & amortization	4,156	4,555	12,929	13,586

Total operating expenses	45,117	43,966	129,517	132,099

Operating income	35,352	37,490	89,428	93,699

OTHER (EXPENSE) INCOME:
Interest expense, including amortization of deferred financing costs	(14,331)	(10,255)	(46,058)	(31,394)
Equity in net loss of affiliated company	—	(939)	—	(939)
Other (expense) income, net	(52)	594	1,013	1,957

Income before provision for income taxes and cumulative effect of accounting change	20,969	26,890	44,383	63,323

PROVISION FOR INCOME TAXES	8,178	10,174	17,089	24,019

INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of taxes	12,791	16,716	27,294	39,304

CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of taxes	—	—	(29,847)	—

Net income (loss)	$12,791	$16,716	$(2,553)	$39,304

Net income (loss) applicable to common stockholders	$7,756	$11,681	$(17,658)	$24,199

	Three months ended September 30, 2002	Three months ended September 30, 2003	Nine months ended September 30, 2002	Nine months ended September 30, 2003
BASIC AND DILUTED PER SHARE DATA:
Net income per share before cumulative effect of accounting change	$0.12	$0.16	$0.27	$0.37
Cumulative effect of accounting change per share	—	—	(0.30)	—
Preferred dividends per share	(0.05)	(0.05)	(0.15)	(0.14)

Net income (loss) per common share	0.07	0.11	(0.18)	0.23

Capital expenditures	2,504	1,486	7,619	7,621

Weighted average shares outstanding – basic	104,538	104,649	100,755	104,611
Weighted average shares outstanding – diluted	104,892	105,185	100,755	105,049

Net broadcast revenue increased to approximately $81.5 million for the quarter ended September 30, 2003 from approximately $80.5 million for the quarter ended September 30, 2002 or 1%. Net broadcast revenue increased to approximately $225.8 million for the nine months ended September 30, 2003 from approximately $218.9 million for the nine months ended September 30, 2002 or 3%. These increases were the result of net broadcast revenue growth in several of Radio One’s markets, including Cincinnati, Dallas, Indianapolis and Minneapolis, partially offset by revenue declines in several other markets, including Boston, Houston, Philadelphia and Richmond.

Operating expenses decreased to approximately $44.0 million for the quarter ended September 30, 2003 from approximately $45.1 million for the quarter ended September 30, 2002 or 2%. This decrease was the result of strong cost controls and a reduction in expenses for certain terminated or downsized special events as well as the approximately $0.8 million reversal of over-accrued music licensing royalty expenses from prior periods associated with the radio industry’s settlement with Broadcast Music Inc. (BMI), offset partially by higher depreciation and amortization expense. Operating expenses excluding depreciation, amortization and non-cash compensation decreased to approximately $39.0 million for the quarter ended September 30, 2003 from approximately $40.6 million for the quarter ended September 30, 2002 or 4%. Operating expenses increased to approximately $132.1 million for the nine months ended September 30, 2003 from approximately $129.5 million for the nine months ended September 30, 2002 or 2%. Operating expenses excluding depreciation, amortization and non-cash compensation increased to approximately $117.2 million for the nine months ended September 30, 2003 from approximately $115.6 million for the nine months ended September 30, 2002 or 1%. These increases in expenses were related primarily to (1) increased variable expenses associated with increased revenue and (2) higher programming expenses in certain markets with new radio station formats and/or programming, such as with two relatively young stations in Atlanta and the syndication of the Steve Harvey Morning Show to one of Radio One’s Dallas stations.

Operating income increased to approximately $37.5 million for the quarter ended September 30, 2003 from approximately $35.4 million for the quarter ended September 30, 2002 or 6%. Operating income increased to approximately $93.7 million for the nine months ended September 30, 2003 from approximately $89.4 million for the nine months ended September 30, 2002 or 5%. These increases in operating income were primarily attributable to higher revenue and lower operating expenses as described above.

Interest expense decreased to approximately $10.3 million for the quarter ended September 30, 2003 from approximately $14.3 million for the quarter ended September 30, 2002 or 28%. Interest expense decreased to approximately $31.4 million for the nine months ended September 30, 2003 from approximately $46.1 million for the nine months ended September 30, 2002 or 32%. These decreases relate primarily to a reduction of outstanding bank debt (starting in the middle of the second quarter of 2002) with the proceeds received from the Company’s April 2002 equity offering and from principal payments made, utilizing free cash flow, beginning at the end of the first quarter of 2003. In addition, interest expense decreased due to lower interest rates on that bank debt as a result of declining leverage and lower market interest rates over the past 12 months.

Equity in net loss of affiliated company was approximately $0.9 million for the quarter and nine months ended September 30, 2003. This activity was associated with the financial results of TV One, LLC. Radio One accounts for this investment, the initial portion which was made in August 2003, under the equity method of accounting.

Other income (almost exclusively interest income) increased to approximately $0.6 million for the quarter ended September 30, 2003 compared to approximately $0.1 million for the quarter ended September 30, 2002 or 500%. Other income increased to approximately $2.0 million for the nine months ended September 30, 2003 compared to approximately $1.0 million for the nine months ended September 30, 2002 or 100%. These increases were due to higher cash balances for the same periods in 2003 than in 2002. In addition, during the third quarter of 2002, we wrote down an approximate $0.8 million portion of our investment in New Urban Entertainment Television in 2002 and we had no similar write down in 2003.

Income before provision for income taxes and cumulative effect of an accounting change increased to approximately $26.9 million for the quarter ended September 30, 2003 compared to income before provision for income taxes and cumulative effect of an accounting change of approximately $21.0 million for the quarter ended September 30, 2002 or 28%. Income before provision for income taxes and cumulative effect of an accounting change increased to approximately $63.3 million for the nine months ended September 30, 2003 compared to income before provision for income taxes and cumulative effect of an accounting change of approximately $44.4 million for the nine months ended September 30, 2002 or 43%. These increases were due primarily to higher operating income due to higher revenue and lower interest expense, partially offset by equity in net loss of affiliated company, as described above.

Income before cumulative effect of accounting change increased to approximately $16.7 million for the quarter ended September 30, 2003 compared to income before cumulative effect of an accounting change of approximately $12.8 million for the quarter ended September 30, 2002 or 30%. Income before cumulative effect of accounting change increased to approximately $39.3 million for the nine months ended September 30, 2003 compared to income before cumulative effect of an accounting change of approximately $27.3 million for the nine months ended September 30, 2002 or 44%. These increases were due to higher income before provision for income taxes and cumulative effect of an accounting change compared to the previous year’s income, partially offset by a higher provision for income taxes in the same periods of 2003 than in 2002.

Cumulative effect of accounting change was approximately $29.8 million for the nine months ended September 30, 2002. This charge, net of income tax benefit of approximately $15.0 million, related to an impairment charge associated with the adoption of SFAS No. 142. Based on an analysis completed in accordance with SFAS No. 142, we calculated impairment on the carrying value of certain of our FCC broadcast licenses and goodwill amounts. See “Recent Accounting Pronouncements” below.

Net income increased to approximately $16.7 million for the quarter ended September 30, 2003 from approximately $12.8 million for the quarter ended September 30, 2002 or 30%. Net income increased to approximately $39.3 million for the nine months ended September 30, 2003 compared to a net loss of approximately $2.6 million for the nine months ended September 30, 2002. These increases were due to higher income before provision for income taxes and cumulative effect of an accounting change, as well as the effect of the accounting change in the first quarter of 2002, which reduced net income in that period by approximately $29.8 million.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, commitments available under our bank credit facility and other debt or equity financing. We have a bank credit facility under which we have $310.6 million outstanding in term loans and may borrow up to $250.0 million on a revolving basis, and from which we have historically drawn down funds as capital was required, primarily for acquisitions. As of September 30, 2003, we were able to borrow up to $250.0 million, taking into account the covenant restrictions in effect on that date. In 2003, minimum principal payments on our outstanding term loans in the aggregate amount of $52.5 million are due in equal quarterly installments of approximately $13.1 million. As of September 30, 2003, we have made $39.4 million in principal payments on our outstanding term loans.

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

Both the revolving commitment and term loan borrowings under our credit facility bear interest, at our option, at a rate equal to either LIBOR plus a spread that ranges from .625% to 2.000% or on the prime rate plus a spread of up to 1%, depending on our leverage ratio. Under the bank credit facility, we may be required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that bank pay to us a variable rate equal to three-month LIBOR. We currently have swap agreements in place for a total notional amount of $225.0 million. As of September 30, 2003, the periods remaining on the swap agreements range in duration from 10 to 36 months.

Our credit exposure under these swap agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance. All of the swap agreements are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The valuation of each of these swap agreements is affected by the change in the three-month LIBOR rates and the remaining term of the agreement. Any increase in the three-month LIBOR rate results in a more favorable valuation, while a decrease in the three-month LIBOR rate results in a less favorable valuation. The following table summarizes the interest rates in effect with respect to certain of our debt as of September 30, 2003.

Type of debt	Amount outstanding	Applicable interest rate
Senior bank term debt (subject to a 46 month fixed swap) (1)(2)	$100.0 million	4.39%

Senior bank term debt (subject to a 36 month fixed swap) (1)(2)	$50.0 million	4.01%

Senior bank term debt (subject to a 24 month fixed swap) (1)(2)	$50.0 million	3.55%

Senior bank term debt (subject to a 20 month fixed swap) (2)	$25.0 million	4.51%

Senior bank term debt (subject to variable interest rate) (3)	$85.6 million	approximately 2.15%

8 7/8% senior subordinated notes (fixed rate)	$300.0 million	8.88%

(1)	A total of $200 million is subject to fixed rate swap agreements that became effective on December 2, 2002.
(2)	Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our credit agreement. That spread is currently set at 1.00% and is incorporated into the applicable interest rates outlined above.
(3)	Subject to rolling 90-day LIBOR plus a spread currently at 1.00% and incorporated into the applicable interest rate outlined above.

We have used, and may continue to use, a significant portion of our capital resources to consummate acquisitions. These acquisitions have been and may continue to be funded from (i) our credit facility (ii) the proceeds of the historical offerings of our common stock, (iii) the proceeds of future equity or debt offerings, and (iv) internally generated cash flow.

The following table provides a comparison of our statements of cash flows for the nine months ended September 30, 2002 and 2003.

	Nine Months Ended September 30,
	2002	2003
Net cash flows from operating activities	41,915,000	71,774,000
Net cash used in investing activities	(61,032,000)	(38,966,000)
Net cash from (used in) financing activities	52,917,000	(54,862,000)

Net cash flows from operating activities were approximately $71.8 million and $41.9 million for the nine months ended September 30, 2003 and 2002, respectively. The increase for the nine months ended September 30, 2003 was primarily due to (i) an increase in net broadcast revenue, net of an increase in operating expenses, (ii) reduced leverage, and (iii) to a lesser extent, changes in other working capital components.

Net cash flows used in investing activities were approximately $39.0 million and $61.0 million for the nine months ended September 30, 2003 and 2002, respectively. During the nine months ended September 30, 2003, we completed the acquisition of WBLO-FM in the Louisville market for approximately $2.0 million and paid approximately $1.3 million to lease tower space in the Dallas market for the next 60 years. In July 2003, we completed the acquisition of WRNB-FM (formerly WROU-FM) in the Dayton market for approximately $9.2 million in cash. Also in July 2003, we entered into a joint venture agreement to create TV One, LLC, an entity formed to launch a cable television network in which we expect to invest approximately $74.0 million over four years. In

August 2003, we made our first capital contribution of approximately $18.5 million to TV One, LLC. During the nine months ended September 30, 2002, we completed the acquisition of the assets of WHTA-FM (formerly WPZE-FM) in the Atlanta, Georgia market for approximately $56.0 million. Capital expenditures were approximately $7.6 million for both the nine months ended September 30, 2003 and 2002.

Net cash flows used in financing activities were approximately $54.9 million for the nine months ended September 30, 2003 and net cash flows from financing activities were approximately $52.9 million for the nine months ended September 30, 2002. During the nine months ended September 30, 2003, we repaid $39.4 million of principal under our bank credit facility. During the nine months ended September 30, 2002, certain selling shareholders and we completed an offering of 11,500,000 shares of class D common stock at an offering price of $20.25 per share. Through this offering, we received proceeds of approximately $198.8 million after deducting offering costs. Approximately $130.0 million of the proceeds were used to partially repay amounts outstanding under our bank credit facility.

As a result of the aforementioned, cash and cash equivalents decreased by $22.1 million during the nine months ended September 30, 2003 compared to an increase of approximately $33.8 million during the nine months ended September 30, 2002. Our balance of cash and cash equivalents was approximately $86.1 million as of December 31, 2002. Our balance of cash and cash equivalents was approximately $64.1 million as of September 30, 2003.

In addition to debt service and quarterly dividend payments of approximately $5.0 million on our 6.5% Convertible Preferred Securities, our principal liquidity requirements are working capital and general corporate purposes, including capital expenditures, and, if appropriate opportunities arise, acquisitions of additional radio stations and/or investments in other media related opportunities, including our investment commitment in TV One, LLC. We estimate that for all of 2003, capital expenditures will total approximately $10.5 to $11.5 million.

During the nine months ended September 30, 2003, we obtained a standby letter of credit in the amount of $275,000 in connection with our annual insurance policy renewal. To date, there has been no activity on this standby letter of credit.

We believe that our current cash and cash investment balances, as well as anticipated cash flows generated from operations, will be sufficient to meet our working capital, capital expenditure and debt service requirements through at least the next 12 months.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2001, FASB issued Statement of Financial Accounting Standard No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” This pronouncement requires a non-amortization approach to account for purchased goodwill and certain other intangible assets. Under a non-amortization approach, goodwill and certain intangibles will not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. Upon adopting the transitional rules of SFAS No. 142, we recorded an impairment charge of approximately $23.2 million, net of an income tax benefit of approximately $14.5 million in the first quarter of 2002, as the carrying value of certain of our FCC licenses exceeded the appraised fair value. In accordance with SFAS No. 142, we reflected this charge as a cumulative effect of an accounting change, effective January 1, 2002, in our statement of operations.

We adopted the final provision of SFAS No. 142 in the fourth quarter of 2002 by reviewing the fair value of our reporting units and comparing that fair value to the net book value of the reporting unit. To the extent a reporting unit’s carrying amount exceeded its fair value, an indication would exist that the reporting unit’s goodwill was impaired, and we would then be required to perform the second step of the transitional impairment test. In the second step, we compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with Statement of Financial Accounting Board Standard No. 141 (SFAS No. 141), “Business Combinations”, to its carrying amount, both of which would be measured as of the date of adoption. Based on this analysis, we determined that we had an impairment of goodwill (as defined in SFAS No. 142) in our Augusta, Georgia market. We calculated the amount of the impairment and recorded an impairment charge of approximately $6.6 million, net of an income tax benefit of approximately $0.5 million during the fourth quarter of 2002. As the provisions of SFAS No. 142 related to the impairment of goodwill and other indefinite life intangible assets were effective as of January 1, 2002, the financial information for the nine months ended September 30, 2002, which preceded the period in which the transitional goodwill impairment loss was measured, has been restated to reflect the accounting change in that period.

In January 2003, FASB issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This interpretation of ARB No. 51, “Consolidated Financial Statements, “ requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 must be applied for the first interim or annual period ending after December 15, 2003. We are currently evaluating the applicability of FIN 46 on our local marketing agreements (LMA) and the possible impact on the Company’s results of operations and financial position. The Company operates two stations under LMAs – WDBZ-AM in Cincinnati, OH and WAMJ-FM in Atlanta, Ga. We are currently reviewing these agreements to determine if the licensor represents a variable interest entity to the Company. We believe the exposure to loss because of our involvement with the license holder for each station is minimal and can be measured by the incremental depreciation expense from the addition of the fixed assets of the license holder. Aggregate net broadcast revenue for WDBZ-AM and WAMJ-FM was approximately $0.5 million and $1.4 million for the three and nine months ended September 30, 2003, respectively. The Company paid LMA fees under these agreements to the license holders of approximately $48,000 and $138,000 for the three and nine months ended September 30, 2003, respectively.

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

Item 4. Controls and Procedures

Prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2003, our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic SEC reports. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, including, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding required disclosure.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In November 2001, Radio One and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York captioned, In re Radio One, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10160. Similar complaints were filed in the same court against hundreds of other public companies (“Issuers”) that conducted initial public offerings of their common stock in the late 1990s (the “IPO Lawsuits”). In the complaint filed against Radio One (as amended), the plaintiffs claim that Radio One, certain of its officers and directors, and the underwriters of certain of its public offerings violated Section 11 of the Securities Act of 1933 based on allegations that its registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

In July 2002, Radio One joined in a global motion, filed by the Issuers, to dismiss the IPO Lawsuits. In October 2002, the Court entered an order dismissing the Company’s named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to Radio One’s officers and directors until September 30, 2003. In February 2003, the Court issued a decision denying the motion to dismiss the Section 11 and Section 10(b) claims against Radio One and most of the Issuers.

In July 2003, a Special Litigation Committee of Radio One’s Board of Directors approved in principle a settlement proposal with the plaintiffs that is anticipated to include most of the Issuers. The proposed settlement would result in the dismissal with prejudice of all claims against the participating Issuers and their officers and directors as well as a guarantee of payment to the plaintiffs in the lawsuits and assignment of certain claims against the underwriters to the plaintiffs. In September 2003, in connection with the proposed settlement, Radio One’s named officers and directors extended the tolling agreement so that it would not expire prior to any settlement being finalized. Although we have approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the Court. Other than legal fees incurred to date, Radio One expects that the expenses of settlement, if any, will be paid by its insurance carriers. Until such settlement is finalized, we and our officers and directors intend to continue to defend the actions vigorously.

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

The Company filed an Item 12 Form 8-K dated August 7, 2003 for the purpose of releasing financial results for the second quarter of 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ Scott R. Royster
November 13, 2003	Scott R. Royster
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)