Form 10-K
period 2003-12-31
RADIO ONE INC
filed 2004-03-11
CIK 1041657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 1, 2004 is as follows:

Class	Outstanding at March 1, 2004
Class A Common Stock, $.001 par value	22,400,164
Class B Common Stock, $.001 par value	2,867,463
Class C Common Stock, $.001 par value	3,132,458
Class D Common Stock, $.001 par value	76,449,803

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s Class A and Class D common stock on June 30, 2003, was $1.8 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2004 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, is incorporated by reference into Part III of this report.

RADIO ONE, INC. AND SUBSIDIARIES

Form 10-K

For the Year Ended December 31, 2003

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

PART I

ITEM 1.    BUSINESS

Overview

We were founded in 1980 and are one of the largest radio broadcasting companies in the United States. We are also the largest radio broadcasting company in the United States primarily targeting African-Americans. We own and/or operate 67 radio stations in 22 markets. Of these, 37 (27 FM and 10 AM) are in 14 of the top 20 African-American radio markets. We currently program five channels on the XM Satellite Radio system and own approximately 40% of TV One, LLC, an African-American targeted cable channel, which is a joint venture with an affiliate of Comcast Corporation and other investors.

Our strategy is to expand within our existing markets and into new markets that have a significant African-American presence. We believe radio broadcasting primarily targeting African-Americans continues to have significant growth potential. We also believe that we have a competitive advantage in the African-American market and the radio industry in general, due to our primary focus on urban formats, our skill in programming and marketing these formats, and our turnaround expertise.

Radio One is led by our Chairperson and co-founder, Catherine L. Hughes, and her son, Alfred C. Liggins, III, our Chief Executive Officer and President, who together have over 48 years of operating experience in radio broadcasting. Ms. Hughes, Mr. Liggins and our strong management team have successfully implemented a strategy of acquiring and turning around underperforming radio stations. We believe that we are well positioned to apply our proven operating strategies to our portfolio of radio stations as, in our estimation, many of our stations are not mature and have upside potential. We will also apply these strategies to other radio stations that we acquire in existing and new markets as attractive acquisition opportunities arise.

Significant 2003 and Recent Events

WSNJ-FM Philadelphia Acquisition

In February 2004, we completed the acquisition of the assets of WSNJ-FM, licensed to Bridgeton, New Jersey, from New Jersey Radio Partners, LLC for approximately $35.0 million in cash. The FCC has approved changing the station’s community of license to Pennsauken, New Jersey. We are currently reviewing our location options to best serve the greater Philadelphia radio market. This acquisition increased the number of stations owned by us in the Philadelphia market to three.

WRNB-FM Dayton Acquisition

In July 2003, we completed the purchase of the outstanding stock of Hawes-Saunders Broadcast Properties, Inc., owner and operator of WRNB-FM (formerly WROU-FM) licensed to West Carrollton, Ohio, for approximately $9.2 million in cash. WRNB-FM had been a primary competitor of one of our other stations in the Dayton market. We began operating the station under a local marketing agreement in March 2003. This acquisition increased the number of stations owned by us in the Dayton market to five.

TV One Joint Venture

In July 2003, we entered into a joint venture agreement with an affiliate of Comcast Corporation and other investors to create TV One, LLC (TV One), an entity formed to launch a cable television network featuring entertainment, opinion and news-related programming targeted primarily towards African-American viewers. We expect to make a cash investment of approximately $74.0 million in TV One over four years. We will also provide advertising and management services to TV One over the next five years (through January 2009), for which we have received additional equity in TV One. In connection with the receipt of this equity in consideration for these services, we recorded additional equity received in TV One of approximately $17.0 million and a corresponding deferred revenue liability. We based this value on cash exchanges for similar equity instruments in TV One.

In August 2003, we made our first capital contribution of approximately $18.5 million to TV One. On a fully-diluted basis, we own approximately 40% of TV One. We account for this investment under the equity method of accounting and accordingly, we recognize our ratable share of TV One’s net income or loss.

Our Stations and Markets

We operate in many of the largest African-American markets. The table below provides information about our radio stations and the markets in which we operate. Audience share rank is determined by using a combination of African-American listenership above a certain threshold in a given market and the average quarter hour share rating for that station.

Radio One Stations and Markets(a)

	Radio One				Market Data
	Number of Stations		African-American Audience	Entire Audience			Estimated 2003 MSA Population Persons 12+
Market	FM	AM	Audience Share Rank	Four Book Average (Ending Fall 2003) Audience Share	Estimated 2003 Annual Radio Revenue ($ millions)	Ranking by Size of African- American Population Persons 12+	Total (in millions)	African- American%
Washington, DC	2	2	1	12.8	$383.0	3	3.9	27.4%
Atlanta	4	—	1	13.9	395.4	4	3.6	28.4
Philadelphia	3	—	2	6.1	332.0	5	4.2	19.7
Detroit	2	1	2	7.7	277.0	6	3.8	21.6
Los Angeles	1	—	1	3.3	1,039.0	7	10.4	7.9
Houston	2	—	1	10.7	377.3	8	4.1	16.5
Miami	—	1	n/a	n/a	287.1	9	3.4	19.6
Dallas	2	—	2	5.8	406.9	10	4.4	13.6
Baltimore	2	2	1	17.3	141.3	11	2.2	27.1
St. Louis	1	—	2	3.2	141.5	16	2.2	17.8
Cleveland	2	2	1	13.7	126.7	17	1.8	18.8
Charlotte	1	—	2	2.9	122.0	18	1.3	20.0
Richmond	4	1	1	18.4	57.6	19	0.9	29.8
Boston	1	1	1	3.0	362.0	20	3.8	6.2
Raleigh-Durham	4	—	1	26.2	85.6	21	1.1	22.1
Cincinnati	1	1	1	6.4	137.2	28	1.7	11.6
Columbus	3	—	1	12.1	105.0	31	1.3	13.4
Indianapolis	3	1	1	16.5	105.6	32	1.2	14.3
Minneapolis	1	—	1	3.5	182.5	40	2.5	5.7
Augusta	4	1	1	16.6	17.9	45	0.4	33.9
Louisville	6	—	1	21.0	59.9	48	0.9	13.6
Dayton	4	1	1	19.6	48.7	53	0.8	11.5

Total	53	14

(a)	Audience share data are for the 12+ demographic and derived from the Arbitron Survey four book averages ending with the Fall 2003 Arbitron Survey. In the Miami market, we provide no audience share data because we do not subscribe to the Arbitron service for our station in that market. Population estimates were provided by Claritas, Inc. Estimated 2003 radio revenues are from BIA Financial’s Investing in Radio Market Report, 2003 Fourth Edition.

The African-American Market Opportunity

We believe that operating urban-formatted radio stations primarily targeting African-Americans continues to have significant growth potential for the following reasons:

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

Growth in Advertising Targeting the African-American Market.    We continue to believe that large corporate advertisers are becoming more focused on reaching minority consumers in the United States. The African-American community is considered an emerging growth market within the mature domestic market. It is estimated that major national advertisers spent over $1.7 billion on advertising that targets African-American consumers in 2002, up from $803 million in 1993. (Source: Target Market News, 2002). We believe many large corporations are expanding their commitment to ethnic advertising.

Growing Influence of African-American Culture.    We believe that there continues to be an ongoing “urbanization” of many facets of American society as evidenced by the influence of African-American culture in the areas of music (for example, hip-hop and rap music), film, fashion, sports and urban-oriented television shows and networks. We believe that many companies from a broad range of industries and prominent fashion designers have embraced this urbanization trend in their products as well as their advertising messages.

Growing Popularity of Radio Formats Primarily Targeting African-Americans.    We believe that urban programming has been expanded to target a more diverse urban listener base and has become more popular with listeners and advertisers over the past ten years. Nationwide, the number of urban radio stations has increased from 450 in 1994 to 646 in 2002, or by 43.6%. (Source: The M Street Corp., Format Trends from 1992 to 2002, Counts as of June 2002). In Fall 2002, urban radio stations accounted for 9.1% of radio listening among persons 12 and older, up 11.0% from 8.2% in Fall 1998. (Source: Arbitron, Inc., 2003).

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

Strong African-American Listenership and Loyalty.    In 2001, African-Americans, age 12 and older, spent 24.0 hours per week listening to radio. This compared to 20.5 hours per week for all Americans, age 12 and older. (Source: Arbitron 2001 Black Radio Today and Arbitron 2001 Radio Today, 2002). We believe that African-American radio listeners exhibit greater loyalty to radio stations that target the African-American community because those radio stations become a valuable source of entertainment and information responsive to the community’s interests and lifestyles.

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

Top 60 African-American Radio Markets in the United States

In the table below, boxes and bold text indicate markets where we own and/or operate radio stations. Population estimates are for 2003 and are based upon data provided by Claritas, Inc.

Rank	Market	African-American Population in the Market Persons 12+	African-Americans as a Percentage of the Overall Population in the Market
		(in thousands)
1	New York, NY	2,682	17.8%
2	Chicago, IL	1,358	18.2

3	Washington, DC	1,075	27.4
4	Atlanta, GA	1,028	28.4
5	Philadelphia, PA	833	19.7
6	Detroit, MI	823	21.6
7	Los Angeles, CA	821	7.9
8	Houston-Galveston, TX	670	16.5
9	Miami-Ft. Lauderdale-Hollywood, FL	662	19.6
10	Dallas-Ft. Worth, TX	602	13.6
11	Baltimore, MD	591	27.1

12	San Francisco, CA	449	7.5
13	Memphis, TN	420	41.7
14	Norfolk-Virginia Beach-Newport News, VA	398	31.5
15	New Orleans, LA	387	36.2

16	St. Louis, MO	386	17.8
17	Cleveland, OH	337	18.8
18	Charlotte-Gastonia-Rock Hill, NC	263	20.0
19	Richmond, VA	257	29.8
20	Boston, MA	237	6.2
21	Raleigh-Durham, NC	233	22.1

22	Birmingham, AL	231	27.6
23	Greensboro-Winston-Salem-High Point, NC	215	19.8
24	Tampa-St. Petersburg-Clearwater, FL	208	9.7
25	Jacksonville, FL	206	20.9
26	Milwaukee-Racine, WI	200	14.2
27	Nassau-Suffolk (Long Island), NY	198	8.6

28	Cincinnati, OH	192	11.6

29	Kansas City, MO	189	12.8
30	Orlando, FL	186	14.4

31	Columbus, OH	180	13.4
32	Indianapolis, IN	178	14.3

33	Middlesex-Somerset-Union, NJ	169	12.6
34	Nashville, TN	162	15.2
35	Jackson, MS	162	44.1
36	Seattle-Tacoma, WA	162	5.2
37	Pittsburgh, PA	160	8.0
38	Baton Rouge, LA	156	30.8
39	Columbia, SC	146	31.4

40	Minneapolis-St. Paul, MN	144	5.7

Rank	Market	African-American Population in the Market	African-Americans as a Percentage of the Overall Population in the Market
		(in thousands)
41	Riverside-San Bernardino, CA	144	9.6
42	San Diego, CA	142	5.9
43	Charleston, SC	139	29.8
44	West Palm Beach-Boca Raton, FL	138	13.4

45	Augusta, GA	137	33.9

46	Greenville-Spartanburg, SC	132	16.8
47	Greenville-New Bern-Jacksonville, NC	126	25.3

48	Louisville, KY	123	13.6%

49	Mobile, AL	119	26.1
50	Shreveport, LA	118	36.3
51	Las Vegas, NV	116	9.0
52	Sacramento, CA	114	7.3

53	Dayton, OH	114	13.7

54	Buffalo-Niagara Falls, NY	112	11.5
55	Fayetteville, NC	112	32.0
56	Lafayette, LA	110	25.9
57	Westchester, NY	109	14.2
58	Montgomery, AL	106	38.1
59	Denver-Boulder, CO	106	5.0
60	Little Rock, AK	106	21.3

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

Strong Management and Performance-based Incentives

We focus on hiring and retaining highly motivated and talented individuals in each functional area of our organization who can effectively help us implement our growth and operating strategies. Our management team is comprised of a diverse group of individuals who bring expertise to their respective functional areas. We seek to hire and promote individuals with significant potential by providing the ability to operate with high levels of autonomy and the appropriate team orientation that will enable them to pursue their careers within Radio One.

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

Strategic Sales Efforts

We have assembled an effective, highly trained sales staff responsible for converting audience share into revenue. We operate with a focused, sales-oriented culture which rewards aggressive selling efforts through a commission and bonus compensation structure. We hire and deploy large teams of sales professionals for each of our stations or station clusters, and we provide these teams with the resources necessary to compete effectively in the markets in which we operate. We utilize various sales strategies to sell and market our stations as stand-alones, in combination with other stations within a given market, and across markets, where appropriate.

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

Advertising Partnerships and Special Events

We believe that in order to create advertising loyalty, we must strive to be the recognized expert in marketing to the African-American consumer in the markets in which we operate. We believe that we have achieved this recognition by focusing on serving the African-American consumer and by creating innovative advertising campaigns and promotional tie-ins with our advertising clients and sponsoring numerous entertainment events each year. In these events, advertisers buy signage, booth space and broadcast promotions to sell a variety of goods and services to African-American consumers. As we expand our presence in our existing markets and into new markets, we plan to increase the number of events and the number of markets in which we host these major events based upon our evaluation of the financial viability and economic benefits of such events.

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

We believe that a radio station’s image should reflect the lifestyle and viewpoints of the target demographic group it serves. Due to our fundamental understanding of the African-American community, we believe we are able to identify music and musical styles, as well as political and social trends and issues, early in their evolution. This understanding is then integrated into significant aspects of our operations and enables us to create enhanced awareness and name recognition in the marketplace. In addition, we believe our multi-level approach to community involvement leads to increased effectiveness in developing and updating our programming formats. We believe our enhanced awareness and more effective programming formats lead to greater listenership and higher ratings over the long term.

Turnaround Expertise

Many of the stations we have acquired have been, in our opinion, underperforming. By implementing our operating strategy, we have succeeded in increasing the ratings, net broadcast revenue and station operating income of many of the FM stations we have owned and/or operated. We have achieved these improvements while, in many instances, competing against larger media companies. Our turnaround strategy has been especially successful with respect to our operations in Atlanta, Cincinnati, Detroit, Los Angeles, Minneapolis, and Raleigh.

Our Station Portfolio

The following table sets forth selected information about our portfolio of radio stations. Market population data and revenue rank data are from BIA Financial’s Investing in Radio Market Report, 2003 Fourth Edition. Audience share and audience rank data are based on Arbitron Survey four book averages ending with the Fall 2003 Arbitron Survey unless otherwise noted. As used in this table, “n/a” means not applicable or not available and “t” means tied with one or more radio stations.

						Four Book Average
	Market Rank		Year Acquired	Format	Target Age Demographic	Audience Share in 12+ Demo- Graphic	Audience Rank in 12+ Demo- Graphic		Audience Share in Target Demo- Graphic	Audience Rank in Target Demo- Graphic
Market	2003 Metro Population	2003 Radio Revenue
Washington, DC	8	7
WKYS-FM			1995	Urban	18-34	4.9	3		9.9	2
WMMJ-FM			1987	Urban AC	25-54	6.5	2		7.2	1
WYCB-AM			1998	Gospel	25-54	0.7	32	(t)	0.9	30	(t)
WOL-AM			1980	Urban Talk	25-54	0.7	32	(t)	1.0	28	(t)
Atlanta	11	6
WPZE-FM			1999	Gospel	25-54	5.1	3		5.5	3
WJZZ-FM			1999	NAC/Jazz	25-54	2.9	14	(t)	3.3	10
WHTA-FM			2002	Urban	18-34	4.1	5	(t)	7.9	2
WAMJ-FM(1)			n/a	Urban AC	25-54	1.8	21	(t)	2.1	20
Philadelphia	6	10
WPHI-FM			1997	Urban	18-34	3.7	9		7.7	3
WPLY-FM			2000	Alternative Rock	18-34	2.4	18		5.3	6	(t)
WSNJ-FM(2)			2004	(pending)	n/a	n/a	n/a		n/a	n/a
Detroit	10	12
WDTJ-FM			1998	Urban	18-34	4.3	8		8.1	3
WDMK-FM			1998	Urban AC	25-54	2.4	16		3.1	14	(t)
WCHB-AM			1998	Urban Talk/Gospel	35+	1.0	26	(t)	1.3	22	(t)
Los Angeles	2	1
KKBT-FM			2000	Urban	18-34	3.3	8	(t)	4.4	8
Houston	7	8
KMJQ-FM			2000	Urban AC	25-54	5.2	4		6.3	3
KBXX-FM			2000	Urban	18-34	5.5	3		8.9	2
Miami	12	11
WVCG-AM(3)			2000	Ethnic	35-64	n/a	n/a		n/a	n/a
Dallas	5	5
KBFB-FM			2000	Rhythmic	18-34	4.1	5	(t)	5.8	4
KSOC-FM			2001	Urban AC	25-54	1.7	26	(t)	2.2	22
Baltimore	19	19
WERQ-FM			1993	Urban	18-34	8.8	2		18.1	1
WWIN-FM			1992	Urban AC	25-54	6.1	3		7.8	2
WOLB-AM			1992	Urban Talk	25-54	0.5	23	(t)	0.6	23	(t)
WWIN-AM			1993	Gospel	35+	0.5	23	(t)	0.9	19
St. Louis	20	20
WFUN-FM			1999	Urban	18-34	3.2	15		6.8	4
Cleveland	25	24
WENZ-FM			1999	Urban	18-34	5.8	6		12.3	1
WERE-AM			1999	News/Talk	35+	0.4	23	(t)	0.5	23
WZAK-FM			2000	Urban AC	25-54	5.9	5		7.1	4	(t)
WJMO-AM			2000	Gospel	35-64	1.6	20		2.1	15
Charlotte	37	27
WQNC-FM(4)			2000	Urban AC	25-54	2.9	16	(t)	5.5	4
Richmond	56	48
WCDX-FM			2001	Urban	18-34	5.5	5		11.4	2
WKJS-FM			1999	Urban AC	25-54	5.0	6		6.0	4
WJMO-FM			2001	R&B/Oldies	25-54	4.9	7		5.5	7
WPZZ-FM(5)			2001	Gospel	18-34	2.2	15		3.6	11
WROU-AM(6)			2001	Gospel	35-64	0.8	21		1.0	20	(t)
Boston	9	9
WBOT-FM			1999	Urban	18-34	1.7	22		3.6	11
WILD-AM			2001	Urban AC	25-54	1.3	24		1.7	20	(t)
Raleigh-Durham	46	37
WQOK-FM			2000	Urban	18-34	8.4	1		14.5	1
WFXK-FM			2000	Urban AC	25-54	3.2	15		3.6	15
WFXC-FM			2000	Urban AC	25-54	2.8	16		3.8	14
WNNL-FM			2000	Gospel	25-54	5.8	8		6.3	5	(t)

						Four Book Average
	Market Rank		Year Acquired	Format	Target Age Demographic	Audience Share in 12+ Demo- Graphic	Audience Rank in 12+ Demo- Graphic		Audience Share in Target Demo- Graphic	Audience Rank in Target Demo- Graphic
Market	2003 Metro Population	2003 Radio Revenue
Cincinnati	26	21
WIZF-FM			2001	Urban	18-34	5.8	5		9.4	3
WDBZ-AM(7)			n/a	Urban Talk	35-64	1.2	22		1.5	18
Columbus	35	30
WCKX-FM			2001	Urban	18-34	7.4	3		12.9	1
WXMG-FM			2001	R&B/Oldies	25-54	3.4	9		4.3	9
WJYD-FM			2001	Gospel	25-54	1.3	24		1.5	22	(t)
Indianapolis(8)	41	29
WHHH-FM			2000	CHR	18-34	7.3	3		13.4	1
WTLC-FM			2000	Urban AC	25-54	5.4	6		6.3	3
WYJZ-FM			2000	NAC/Jazz	25-54	1.8	17		1.6	18
WTLC-AM			2001	Young Gospel	25-54	2.0	15		1.8	16	(t)
Minneapolis	16	16
KTTB-FM			2001	Urban	18-34	3.5	13		6.4	5
Augusta(9)	109	119
WAEG-FM(10)			2000	Modern Rock	18-34	1.5	16		3.2	12
WTHB-FM			2000	Gospel	25-54	3.8	11		4.4	12
WAKB-FM			2000	Urban AC	25-54	3.5	12		4.8	9
WFXA-FM			2000	Urban	18-34	6.4	5		11.7	2
WTHB-AM			2000	Gospel	25-54	1.3	19		0.9	20
Louisville	55	47
WDJX-FM			2001	CHR	18-34	4.4	6		7.9	3
WEGK-FM(11)			2003	Country	18-34	2.9	13		6.1	5
WGZB-FM			2001	Urban	18-34	4.6	5		7.6	4
WXMA-FM			2001	Hot AC	25-54	3.4	10	(t)	4.4	7	(t)
WMJM-FM			2001	R&B/Oldies	25-54	3.4	10	(t)	3.9	10
WLRS-FM			2001	Alternative	18-34	2.3	17		4.6	9
Dayton	58	54
WGTZ-FM			2001	CHR	18-34	3.7	9		7.4	6
WDHT-FM			2001	Urban	18-34	6.5	4		12.0	1
WING-AM			2001	News/Sports/Talk	25-54	1.3	22	(t)	1.5	17
WKSW-FM			2001	Country	25-54	1.6	18		1.6	15
WRNB-FM(12)			2003	Urban	25-54	5.5	7		6.3	5

(1)	We operate WAMJ-FM pursuant to a local marketing agreement.
(2)	WSNJ-FM is not currently on the air and therefore this information is not available at this time.
(3)	We do not subscribe to the Arbitron service for this market.
(4)	WQNC-FM was formerly known as WCHH-FM and changed format from Urban to Urban AC in January 2004.
(5)	WPZZ-FM was formerly known as WRHH-FM and changed format from Urban to Gospel in November 2003.
(6)	A third party operates WROU-AM under a local marketing agreement. WROU-AM was formerly known as WGCV-AM.
(7)	We operate WDBZ-AM pursuant to a local marketing agreement.
(8)	WDNI-LP, the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.
(9)	For the Augusta market, Arbitron issues its radio market survey reports on a semi-annual basis, rather than a quarterly basis as in our other markets.
(10)	WAEG-FM changed format from R&B/Oldies to Modern Rock in April 2003.
(11)	WEGK-FM was formerly known as WBLO-FM and changed format from Urban to Country in January 2004.
(12)	WRNB-FM was formerly known as WROU-FM.

Advertising Revenue

Substantially all of our net broadcast revenue is generated from the sale of local and national advertising for broadcast on our radio stations. Local sales are made by the sales staffs located in our markets. National sales are made by firms specializing in radio advertising sales on the national level, in exchange for a commission from Radio One that is based on a percentage of our net broadcast revenue from the advertising obtained. Approximately 69% of our net broadcast revenue for the year ended December 31, 2003 was generated from the sale of local advertising and 29% from sales to national advertisers, including network advertising. The balance of net broadcast revenue is primarily derived from tower rental income, ticket sales and revenue related to Radio One sponsored events and other revenue.

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

Strategic Diversification

We continue to explore opportunities in other forms of media that are complementary to our core radio business which will allow us to leverage our expertise in marketing to African-Americans and our significant listener base. Such opportunities could include an urban-oriented radio network, outdoor advertising in urban environments, music production, publishing and other related businesses. To that end we currently have investments in:

•	TV One, LLC, an entity formed to launch a cable television network offering programming targeted primarily towards African-American viewers;

•	iBiquity Digital Corporation, a leading developer of in-band on-channel digital broadcast technology;

•	PNE Media Holdings, LLC, a privately-held outdoor advertising company with a presence in several of the markets in which we own radio stations (PNE sold most of its assets to NextMedia Group, Inc. and currently holds an approximate 10% ownership interest in NextMedia); and

•	Quetzal/J.P. Morgan Partners, L.P., an entity formed for the purpose of investing in minority-owned telecommunications entities.

Competition

The radio broadcasting industry is highly competitive. Radio One’s stations compete for audiences and advertising revenue with other radio stations and with other media such as television, the Internet, newspapers, direct mail and outdoor advertising, some of which may be controlled by horizontally-integrated companies. Audience ratings and advertising revenue are subject to change and any adverse change in a market could adversely affect our net broadcast revenue in that market. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and advertising revenue. Other radio companies which are larger and have more resources may also enter markets where we operate. Although we believe our stations are well positioned to compete, we cannot assure that our stations will maintain or increase their current ratings or advertising revenue.

The radio broadcasting industry is also subject to technological change, evolving industry standards and the emergence of new media technologies. Several new media technologies have been or are being developed, including the following:

•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers (both landline and wireless) and other digital audio broadcast formats;

•	satellite digital audio radio service, which has resulted in the introduction of two new subscriber-based satellite radio services with numerous channels and sound quality equivalent to that of compact discs;

•	in-band on-channel digital radio, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services; and

•	low power FM radio, which has resulted in additional FM radio broadcast outlets that are designed to serve localized areas.

We have arrangements in place to enable us to adapt to these new media technologies. For example, we are party to a programming agreement with XM Satellite Radio Inc., a satellite digital audio radio service and have also invested in iBiquity Digital Corporation, a developer of digital audio broadcast technology used in several of our markets. However, we cannot assure that these arrangements will be successful or enable us to adapt effectively to these new media technologies. We also cannot assure that we will continue to have the resources to acquire other new technologies or to introduce new services that could compete with other new technologies.

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

We cannot predict the outcome of any specific Department of Justice or FTC review of a particular acquisition. Any decision by the Department of Justice or FTC to challenge a proposed acquisition could affect our ability to consummate an acquisition or to consummate it on the proposed terms. For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Act requires the parties to file Notification and Report Forms concerning antitrust issues with the Department of Justice and the FTC and to observe specified waiting period requirements before consummating the acquisition. If the investigating agency raises substantive issues in connection with a proposed transaction, the parties involved frequently engage in lengthy discussions and/or negotiations with the investigating agency to address those issues, including restructuring the proposed acquisition or divesting assets. In addition, the investigating agency could file suit in federal court to enjoin the acquisition or to require the divestiture of assets, among other remedies. All acquisitions, regardless of whether they are required to be reported under the Hart-Scott-Rodino Act, may be investigated by the Department of Justice or the FTC under the antitrust laws before or after consummation. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws. As part of its increased scrutiny of radio station acquisitions, the Department of Justice has stated publicly that it believes that local marketing agreements, joint sales agreements, time brokerage agreements and other similar agreements customarily entered into in connection with radio station transfers could violate the Hart-Scott-Rodino Act if such agreements take effect prior to the expiration of the waiting period under the Hart-Scott-Rodino Act. Furthermore, the Department of Justice has noted that joint sales agreements may raise antitrust concerns under Section 1 of the Sherman Act and has challenged joint sales agreements in certain locations. As indicated above, the Department of Justice also has stated publicly that it has established certain revenue and audience share concentration benchmarks with respect to radio station acquisitions, above which a transaction may receive additional antitrust scrutiny. However, to date, the Department of Justice has also investigated transactions that do not meet or exceed these benchmarks and has cleared transactions that do exceed these benchmarks.

In the past, the Federal Communications Commission (FCC) has exercised its discretion to review individual FCC assignment or transfer of control applications involving proposed radio broadcasting transactions that it believes might raise excessive market concentration issues even where an application complies with the FCC’s media ownership limits. As part of its June 2003 decision revising media ownership rules, which proceeding is discussed below, the FCC announced that it would no longer follow this former practice of “flagging” certain assignment and transfer of control applications that raise competitive concerns for its staff to conduct a competitive analysis of the particular market. The FCC continues to adhere to this shift in practice during the pendency of a temporary judicial stay of the revised media ownership rules adopted in the June 2003 decision.

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

General.    The Communications Act prohibits the assignment of an FCC license, or transfer of control of an FCC licensee, without the prior approval of the FCC. In determining whether to grant requests for consents to assignments or transfers, and in determining whether to grant or renew a radio broadcast license, the FCC considers a number of factors pertaining to the licensee (and any proposed licensee), including restrictions on foreign ownership, compliance with FCC media ownership limits and other FCC rules, the character of the licensee and those persons holding attributable interests in the licensee, and compliance with the Anti-Drug Abuse Act of 1988.

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

•	changes to the license authorization and renewal process;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	changes to rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding political and non-political program content, funding, political advertising rates, and sponsorship disclosures;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals to regulate the broadcast of indecent or violent content;

•	technical and frequency allocation matters;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution policies, including the definition of the local market for multiple ownership purposes and the attribution of joint sales agreements for purposes of the FCC’s multiple ownership rules;

•	changes to allow telephone companies to deliver audio and video programming to homes in their service areas; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

After considering these factors and any petitions to deny a license renewal application (which may lead to a hearing), the FCC may grant the license renewal application with or without conditions, including renewal for a term less than the maximum otherwise permitted. Historically, our licenses have been renewed without any conditions or sanctions imposed. However, there can be no assurance that the licenses of each of our stations will be renewed, will be renewed for a full term or will be renewed without conditions or sanctions.

In August 2003, Chairman Powell announced the creation of a Localism Task Force to advise the FCC on steps the FCC and Congress can take to strengthen localism in television and radio broadcasting. The Localism Task Force’s findings and recommendations could affect future licensing decisions.

Types of FCC Broadcast Licenses.    The FCC classifies each AM and FM radio station. An AM radio station operates on either a clear channel, regional channel or local channel. A clear channel is assigned to serve wide areas, particularly at night. A regional channel is assigned to serve primarily a principal center of population and the rural areas contiguous to it. A local channel is assigned to operate unlimited time and serve primarily a community and the suburban and rural areas immediately contiguous to it. Class A radio stations operate unlimited time and are designed to render primary and secondary service over an extended area. Class B radio stations operate unlimited time and are designed to render service only over a primary service area. Class D radio stations operate either daytime, during limited times only, or unlimited time with low nighttime power. Class C radio stations operate unlimited time and are designed to render service only over a primary service area that may be reduced as a consequence of interference.

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

Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts		Antenna Height (AM) HAAT (FM) in Meters	Operating Frequency	Expiration Date of FCC License
Washington, DC	WOL-AM	1980	C	1.0		90.8	1450 kHz	10/01/2011
	WMMJ-FM	1987	A	2.9		146.0	102.3 MHz	10/01/2011
	WKYS-FM	1995	B	24.5		215.0	93.9 MHz	10/01/2011
	WYCB-AM	1998	C	1.0		81.9	1340 kHz	10/01/2011
Atlanta	WPZE-FM	1999	C3	7.9		175.0	97.5 MHz	04/01/2004
	WJZZ-FM	1999	C3	25.0		100.0	107.5 MHz	04/01/2004
	WHTA-FM	2002	C2	41.0		150.0	107.9 MHz	04/01/2004
	WAMJ-FM	(1)	A	3.0		100.0	102.5 MHz	04/01/2004
Philadelphia	WPHI-FM	1997	A	0.34	(2)	305.0	103.9 MHz	08/01/2006
	WPLY-FM	2000	B	35.0		183.0	100.3 MHz	08/01/2006
	WSNJ-FM(3)	2004	A	1.9		156.3	107.9 MHz	06/01/2006
Detroit	WDTJ-FM	1998	B	20.0		221.0	105.9 MHz	10/01/2004
	WCHB-AM	1998	B	50.0		71.1	1200 kHz	10/01/2004
	WDMK-FM	1998	B	50.0		152.0	102.7 MHz	10/01/2004
Los Angeles	KKBT-FM(4)	2000	B	5.3		916.0	100.3 MHz	12/01/2005
Houston	KMJQ-FM	2000	C	100.0		524.0	102.1 MHz	08/01/2005
	KBXX-FM	2000	C	95.0		585.0	97.9 MHz	08/01/2005
Miami	WVCG-AM	2000	B	50.0		90.0	1080 kHz	02/01/2012
Dallas	KBFB-FM	2000	C	99.0		491.0	97.9 MHz	08/01/2005
	KSOC-FM	2001	C	78.0		591.0	94.5 MHz	08/01/2005
Baltimore	WWIN-AM	1992	C	1.0		102.5	1400 kHz	10/01/2011
	WWIN-FM	1992	A	3.0		91.0	95.9 MHz	10/01/2011
	WOLB-AM	1993	D	1.0		103.5	1010 kHz	10/01/2011
	WERQ-FM	1993	B	37.0		174.0	92.3 MHz	10/01/2011
St. Louis	WFUN-FM	1999	C3	24.5		102.0	95.5 MHz	12/01/2004
Cleveland	WERE-AM	1999	B	5.0		200.0	1300 kHz	10/01/2004
	WENZ-FM	1999	B	16.0		272.0	107.9 MHz	10/01/2004
	WZAK-FM	2000	B	27.5		189.0	93.1 MHz	10/01/2004
	WJMO-AM	2000	C	1.0		190.9	1490 kHz	10/01/2004
Charlotte	WQNC-FM(5)	2000	A	6.0		100.0	92.7 MHz	12/01/2011
Richmond	WKJS-FM	1999	C1	100.0		299.0	104.7 MHz	10/01/2011
	WCDX-FM	2001	B1	4.5		235.0	92.1 MHz	10/01/2011
	WPZZ-FM	2001	A	6.0		100.0	99.3 MHz	10/01/2011
	WJMO-FM	2001	A	2.3		162.0	105.7 MHz	10/01/2011
	WROU-AM(6)	2001	C	1.0		181.5	1240 kHz	10/01/2011
Boston	WBOT-FM	1999	A	2.7		150.0	97.7 MHz	04/01/2006
	WILD-AM	2001	D	5.0		101.3	1090 kHz	04/01/2006
Raleigh-Durham	WQOK-FM	2000	C1	100.0		299.0	97.5 MHz	10/01/2011
	WFXK-FM	2000	C1	100.0		299.0	104.3 MHz	12/01/2011
	WFXC-FM	2000	A	2.6		153.0	107.1 MHz	12/01/2011
	WNNL-FM	2000	C3	7.9		176.0	103.9 MHz	12/01/2011
Cincinnati	WIZF-FM	2001	A	1.25		155.0	100.9 MHz	08/01/2004
	WDBZ-AM	(7)	C	1.0		89.6	1230 kHz	10/01/2004
Columbus	WCKX-FM	2001	A	1.9		126.0	107.5 MHz	10/01/2004
	WXMG-FM	2001	A	2.6		154.0	98.9 MHz	10/01/2004
	WJYD-FM	2001	A	6.0		100.0	106.3 MHz	10/01/2004
Indianapolis	WHHH-FM	2000	A	3.3		87.0	96.3 MHz	08/01/2004
	WTLC-FM	2000	A	6.0		85.0	106.7 MHz	08/01/2004
	WYJZ-FM	2000	A	6.0		100.0	100.9 MHz	08/01/2004
	WTLC-AM	2001	B	5.0		221.0	1310 kHz	08/01/2004
Minneapolis	KTTB-FM	2001	C1	100.0		176.0	96.3 MHz	04/01/2005
Augusta	WAEG-FM	2000	A	3.0		100.0	92.3 MHz	04/01/2004
	WTHB-FM	2000	A	6.0		100.0	100.9 MHz	04/01/2004
	WAKB-FM	2000	C3	0.75		416.0	96.9 MHz	04/01/2004
	WFXA-FM	2000	A	6.0		92.0	103.1 MHz	04/01/2004
	WTHB-AM	2000	D	5.0		154.9	1550 kHz	04/01/2004
Louisville	WDJX-FM	2001	B	24.0		218.0	99.7 MHz	08/01/2004
	WEGK-FM	2003	A	3.0		100.0	104.3 MHz	08/01/2004
	WGZB-FM(8)	2001	A	3.0		100.0	96.5 MHz	08/01/2004

Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts	Antenna Height (AM) HAAT (FM) in Meters	Operating Frequency	Expiration Date of FCC License
	WXMA-FM	2001	A	4.3	87.0	102.3 MHz	08/01/2004
	WMJM-FM	2001	A	2.0	59.0	101.3 MHz	08/01/2004
	WLRS-FM	2001	A	2.2	136.0	105.1 MHz	08/01/2004
Dayton	WGTZ-FM	2001	B	40.0	168.0	92.9 MHz	10/01/2004
	WDHT-FM	2001	B	50.0	150.0	102.9 MHz	10/01/2004
	WING-AM	2001	B	5.0	200.0	1410 kHz	10/01/2004
	WKSW-FM	2001	A	3.2	124.0	101.7 MHz	10/01/2004
	WRNB-FM(9)	2003	A	.89	182.0	92.1 MHz	10/01/2004

(1)	We operate WAMJ-FM pursuant to a local marketing agreement.
(2)	WPHI-FM operates with facilities equivalent to 3 kW at 100 meters.
(3)	WSNJ-FM is currently licensed to Bridgeton, NJ. The FCC has granted authority to change the community of license to Pennsauken, NJ and the information cited in the table is for a construction permit to serve that community. The construction permit was granted before Radio One’s acquisition of the station. We are currently reviewing our location options to best serve the greater Philadelphia market.
(4)	We also hold a license for K261AB, a translator for KKBT-FM.
(5)	WQNC-FM was formerly known as WCHH-FM.
(6)	A third party operates WROU-AM under a local marketing agreement. WROU-AM was formerly known as WGCV-AM.
(7)	We operate WDBZ-AM pursuant to a local marketing agreement.
(8)	We also hold a license for WGZB-FM1, a booster for WGZB-FM.
(9)	WRNB-FM was formerly known as WROU-FM.

Ownership Matters.    The Communications Act requires prior approval of the FCC for the assignment of a broadcast license or the transfer of control of a corporation or other entity holding a license. In determining whether to approve an assignment of a radio broadcast license or a transfer of control of a broadcast licensee, the FCC considers, among other things:

•	the financial and legal qualifications of the prospective assignee or transferee, including compliance with FCC restrictions on non-U.S. citizen or entity ownership and control;

•	compliance with FCC rules, regulations and policies, including rules limiting the common ownership or control of media properties in a given market;

•	the history of the parties’ compliance with FCC rules; and

•	the “character” qualifications of the transferee or assignee and the individuals or entities holding “attributable” interests in them.

To obtain the FCC’s prior consent to assign or transfer a broadcast license an appropriate application must be filed with the FCC. If the application to assign or transfer the license involves a substantial change in ownership or control of the licensee, for example, the transfer or acquisition of more than 50% of the voting stock, the application must be placed on an FCC public notice for a period of 30 days during which petitions to deny the application may be filed by interested parties. Informal objections may be filed any time until the FCC acts upon the application. If the FCC grants an assignment or transfer application, administrative procedures provide for reconsideration of the grant. The Communications Act also permits the appeal of a contested grant to a federal court in certain instances.

Under the Communications Act, a broadcast license may not be granted to or held by any persons who are not U.S. citizens, whom the Communications Act and FCC rules refer to as “aliens,” including any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Furthermore, the Communications Act restricts indirect foreign ownership if the FCC finds the public interest will be served by the refusal or revocation of such license. Thus, for instance, the licenses for our stations could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens.

The FCC generally applies its media ownership limits, which are discussed below, to “attributable” interests held by an individual, corporation, partnership or other association or entity, including limited liability companies. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly hold five percent or more of the total outstanding votes of a licensee corporation are generally deemed attributable interests. Certain passive investors that hold stock for investment purposes only become attributable with the ownership of 20% or more of the voting stock of the corporation holding broadcast licenses. An entity with one or more radio stations in a radio market that enters into a local marketing agreement or a time brokerage agreement with another radio station in the same market obtains an attributable interest in the brokered radio station for purposes of the FCC’s local radio station ownership rules, if the brokering station supplies more than 15% of the brokered radio station’s weekly broadcast hours. Similarly, the FCC has voted to approve a new rule, currently stayed by court action pending review, that would make a station licensee’s rights under a contract to sell more than 15% per week of the advertising time on another station in the same market an attributable ownership interest for purposes of the FCC’s ownership rules.

Under the FCC’s current policies, debt instruments, non-voting stock, options and warrants for voting stock that have not yet been exercised, minority voting interests in corporations having a single majority shareholder and insulated limited partnership or limited liability company membership interests where the interest holder is not “materially involved” in the media-related activities of the partnership or company generally do not subject their holders to attribution unless such interests implicate the FCC’s equity-debt-plus (or EDP) rule. Under the EDP rule, a major programming supplier or a same-market media entity will be an attributable owner of a station if the supplier or same-market media entity holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and equity held by insulated limited partners or limited liability company members. Debt includes all liabilities, whether long-term or short-term. A major programming supplier includes any programming supplier that provides more than 15% of the station’s weekly programming hours. A same-market media entity subject to the ownership restrictions applicable to radio stations includes any holder of an attributable interest in a broadcast station or daily newspaper, located in the same market as the station, but only if the holder’s interest is attributable under an FCC attribution rule other than the EDP rule.

The Communications Act and FCC rules generally restrict ownership, operation or control of, or the common holding of attributable interests in:

•	radio broadcast stations above certain numerical limits serving the same local market;

•	radio broadcast stations combined with television broadcast stations above certain numerical limits serving the same local market (radio/television cross ownership); and

•	a radio broadcast station and an English-language daily newspaper serving the same local market (newspaper/broadcast cross-ownership).

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

To apply these four local numerical caps or tiers, the FCC has adopted rules for defining local radio market areas and the number of radio stations in such markets. For a number of years, the FCC has employed a relatively complex contour-overlap methodology. Under this approach, the FCC uses one overlapping contour methodology for defining a local radio market and counting the number of stations that the applicant controls or proposes to control in that market, and it employs a separate overlapping contour methodology for determining the number of operating commercial radio stations in the market for determining compliance with the local radio ownership caps.

These rules are subject to periodic review by the FCC. In June 2003, the FCC voted to approve changes to its media ownership rules as part of its 2002 periodic review. The decision adopting new media ownership rules is currently on appeal to the United States Court of Appeals for the Third Circuit, which decided to stay the new rules during the appeal. The new rules, therefore, have not gone into effect. Further, the new rules are subject to petitions for reconsideration at the FCC.

If they become effective, the revised radio ownership rules adopted in June 2003 would make several changes, including:

•	the rules would rely on Arbitron Metro Survey Areas (in portions of the country where they exist), rather than the contour-overlap methodology, to define local radio markets and as the focal point for determining the number of radio stations (including both commercial and noncommercial stations under the new rules) in the radio market;

•	the rules would make joint sales agreements covering more than 15% of another in-markets station’s advertising time per week attributable and countable toward the brokering licensee’s permissible media ownership limits;

•	the FCC would apply a more liberal cross-media limit rule in place of the former newspaper-broadcast and radio-television cross-ownership rules; and

•	the FCC would grandfather existing radio or radio/television combinations that otherwise would violate the revised media ownership rules until the combination is sold.

For radio stations located outside Arbitron Metro Survey Areas, the FCC instituted a rulemaking to determine how to define local radio markets in such areas. In the interim, the FCC proposed to apply a modified contour-overlap methodology.

During the pendency of the judicial stay of the revised media ownership rules, the FCC is reviewing radio assignment and transfer of control applications based on the contour-overlap methodology that was in effect prior to its adoption of the revised rules in June 2003. The market definition employed by the FCC to determine compliance with its rules is not necessarily the same as that used for purposes of the Hart-Scott-Rodino Act.

All of these attribution and media ownership rules limit the number of radio stations we may acquire or own in any particular market and may limit the prospective buyers of any stations we want to sell.

The outcome of the appeal of the FCC’s new media ownership rules and/or the FCC’s reconsideration of these rules could affect our business in a number of ways, including, but not limited to, the following:

•	if the FCC ultimately enforces a more narrow market definition based upon Arbitron or other geographic measures, it could have an adverse effect on our ability to accumulate stations in a given area or to sell a group of stations in a local market to a single entity.

•	if the FCC ultimately “attributes” joint sales agreements for multiple ownership purposes, we could be limited in our ability to buy or sell time on certain stations.

•	in general terms, if the FCC changes the way it defines markets or determines excess market concentration for purposes of the broadcast multiple ownership rules, we could be limited in our ability to acquire new stations in certain markets, in our ability to operate stations pursuant to certain agreements, and in our ability to improve the coverage contours of our existing stations.

Programming and Operations.    The Communications Act requires broadcasters to serve the “public interest” by presenting programming in response to community problems, needs and interests and maintaining certain records demonstrating its responsiveness. The FCC will consider complaints from listeners about a broadcast station’s programming, and such complaints are required to be placed in a station’s public file. Stations also must pay FCC regulatory and application fees, and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries and technical operation, including limits on human exposure to radio frequency radiation.

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

Employees

As of March 4, 2004, we employed 1,024 full time employees and 716 part-time employees. Our employees are not unionized except for some of our employees who are covered by collective bargaining agreements that we assumed in connection with certain of our station acquisitions. We have not experienced any work stoppages and believe relations with our employees are satisfactory.

Internet Address and Internet Access to SEC Reports

Our Internet address is www.radio-one.com. You may obtain through our Internet website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act. These reports will be available as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

ITEM 2.    PROPERTIES AND FACILITIES

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space with lease terms ranging from five to ten years in length. A station’s studios are generally housed with its offices in downtown or business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We lease a majority of our main transmitter/antenna sites and associated broadcast towers and, when negotiating a lease for such sites, we try to obtain a lengthy lease term with options to renew. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases, or in leasing additional space or sites, if required.

We own substantially all of our equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by Radio One’s stations are generally in good condition, although opportunities to upgrade facilities are periodically reviewed.

The tangible personal property owned by Radio One and the real property owned or leased by Radio One are subject to security interests under our credit facility.

ITEM 3.    LEGAL PROCEEDINGS

In November 2001, Radio One and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned, In re Radio One, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10160. Similar complaints were filed in the same court against hundreds of other public companies (“Issuers”) that conducted initial public offerings of their common stock in the late 1990s (the “IPO Lawsuits”). In the complaint filed against Radio One (as amended), the plaintiffs claim that Radio One, certain of its officers and directors, and the underwriters of certain of its public offerings violated Section 11 of the Securities Act of 1933 based on allegations that its registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

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

In July 2003, a Special Litigation Committee of Radio One’s Board of Directors approved in principle a settlement proposal with the plaintiffs that is anticipated to include most of the Issuers. The proposed settlement would provide for the dismissal with prejudice of all claims against the participating Issuers and their officers and the assignment to plaintiffs of certain potential claims that the Issuers may have against their underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum from the underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs guaranteed recovery. In September 2003, in connection with the proposed settlement, Radio One’s named officers and directors extended the tolling agreement so that it would not expire prior to any settlement being finalized. Although we have approved this settlement proposal in principle, it remains subject to a number of procedural conditions, as well as formal approval by the court. Other than legal fees incurred to date, Radio One expects that the expenses of settlement, if any, will be paid by its insurance carriers. Until such settlement is finalized, we and our officers and directors intend to continue to defend the actions vigorously.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Our Class A and Class D Common Stock

Our Class A common stock is traded on the Nasdaq Stock Market under the symbol “ROIA.” The following table presents, for the quarters indicated, the high and low sales prices per share of our Class A common stock as reported on the Nasdaq Stock Market.

	High	Low
2002
First Quarter	$24.11	$16.61
Second Quarter	25.79	12.30
Third Quarter	18.40	10.77
Fourth Quarter	18.85	13.61

	High	Low
2003
First Quarter	$16.98	$12.33
Second Quarter	18.54	13.29
Third Quarter	18.55	14.42
Fourth Quarter	19.77	14.12

Our Class D common stock is traded on the Nasdaq Stock Market under the symbol “ROIAK.” The following table presents, for the quarters indicated, the high and low sales prices per share of our Class D common stock as reported on the Nasdaq Stock Market.

	High	Low
2002
First Quarter	$22.58	$16.39
Second Quarter	24.81	12.26
Third Quarter	18.25	10.50
Fourth Quarter	18.45	13.53

	High	Low
2003
First Quarter	$16.81	$12.13
Second Quarter	18.45	13.11
Third Quarter	18.51	14.16
Fourth Quarter	19.53	13.75

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

Number of Stockholders

Based upon a survey of record holders and a review of our stock transfer records, as of March 1, 2004, there were approximately 144 holders of Radio One’s Class A common stock, three holders of Radio One’s Class B common stock, three holders of Radio One’s Class C common stock, and approximately 89 holders of Radio One’s Class D common stock.

ITEM 6.    SELECTED FINANCIAL DATA

The following table contains selected historical consolidated financial data with respect to Radio One. The selected historical consolidated financial data have been derived from the audited consolidated financial statements of Radio One for each of the years in the five-year period ended December 31, 2003. The pro forma results, as if the provisions of SFAS No. 142 had been adopted for all periods presented, are unaudited. The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Radio One included elsewhere in this report.

	Year Ended December 31,(1)
	1999	2000	2001	2002	2003
	(In Thousands, Except Per Share Amounts)
Statements of Operations:
Net broadcast revenue	$81,703	$155,666	$243,804	$295,851	$303,150
Programming and technical	13,576	23,971	40,791	49,582	51,496
Selling, general and administrative	30,683	53,309	79,672	94,884	92,157
Corporate expenses, including non-cash compensation	4,380	6,303	10,065	13,765	14,334
Depreciation and amortization	17,073	63,207	129,723	17,640	18,078

Operating income (loss)	15,991	8,876	(16,447)	119,980	127,085
Interest expense(2)	15,279	32,407	63,358	59,143	41,438
Equity in net loss of affiliated company	—	—	—	—	2,123
Gain on sale of assets, net	—	—	4,224	133	—
Other income, net	2,149	20,084	991	1,213	2,721
Income tax benefit (provision)	(2,728)	(804)	24,550	(25,282)	(32,462)

Income (loss) before extraordinary item and cumulative effect of accounting change	133	(4,251)	(50,040)	36,901	53,783
Extraordinary loss, net of tax	—	—	5,207	—	—
Cumulative effect of a change in accounting principle, net of tax	—	—	—	29,847	—

Net income (loss)	$133	$(4,251)	$(55,247)	$7,054	$53,783

Net income (loss) applicable to common stockholders	$(1,343)	$(13,487)	$(75,387)	$(13,086)	$33,643

Net income (loss) per common share basic and diluted:
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle(3)	$(0.03)	(0.16)	(0.78)	0.16	0.32
Extraordinary item	—	—	(0.05)	—	—
Cumulative effect of a change in accounting principle	—	—	—	(0.29)	—
Net income (loss) applicable to common stockholders	$(0.03)	(0.16)	(0.83)	(0.13)	0.32

Pro Forma Amounts:(4)
Net income	$8,011	$37,539	$21,302	$36,901	$53,783
Net income applicable to common stockholders	$6,535	28,303	1,162	16,761	33,643
Net income per share applicable to common stockholders—basic and diluted	$0.13	0.33	0.01	0.16	0.32

Statement of Cash Flows:
Cash flows from (used in)—
Operating activities	$18,221	$55,686	$59,783	$70,821	$109,720
Investing activities	(346,571)	(1,220,023)	(146,928)	(105,277)	(44,357)
Financing activities	330,116	1,178,995	98,381	47,756	(72,768)

Other Data:
Cash interest expense(5)	$10,762	$28,581	$61,371	$57,089	$39,743
Capital expenditures	3,252	3,665	9,283	10,971	11,382

Balance Sheet Data (at period end):
Cash and cash equivalents	$6,221	$20,879	$32,115	$45,415	$38,010
Short term investments	—	—	—	40,700	40,700
Intangible assets, net	218,460	1,637,180	1,776,201	1,776,626	1,782,258
Total assets	527,536	1,765,218	1,923,915	1,984,360	2,017,871
Total debt (including current portion)	82,626	646,956	780,022	650,001	597,535
Total liabilities	107,280	708,149	870,968	740,337	739,452
Total stockholders’ equity	420,256	1,057,069	1,052,947	1,244,023	1,278,419

(1)	Year-to-year comparisons are significantly affected by Radio One’s acquisition of various radio stations during the periods covered.
(2)	Interest expense includes non-cash interest, such as the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs.

(3)	Income (loss) before extraordinary item and cumulative effect of a change in accounting principle is the reported amount, less dividends paid on Radio One’s preferred securities.
(4)	The pro forma amounts summarize the effect of SFAS No. 142 as of the beginning of the periods presented. For 1999-2001, the net loss is adjusted to eliminate the amortization expense recognized in those periods related to goodwill and FCC licenses, as these indefinite-lived assets are no longer amortized under SFAS No. 142. The adjusted amounts do not include any adjustments for potential impairment of Radio One’s indefinite-lived assets that could have resulted if Radio One had adopted SFAS No. 142 as of the beginning of the years presented and performed the required impairment test under this standard.
(5)	Cash interest expense is calculated as interest expense less non-cash interest, including the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs, for the indicated period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Executive Summary

Radio One had a fairly successful year in 2003. Our net revenue growth of approximately 2.5% during 2003 was modestly higher than the growth of approximately 1% experienced in the radio industry overall. Radio industry growth, which has historically averaged 7% per year over the past 15 years, was primarily affected by the soft economy as well as the effects of the war in Iraq, both of which had an adverse effect on the revenues of many similar advertising revenue-based businesses. Most of our stations operate in larger radio markets, which have tended to perform better than smaller markets, and we have also benefited from improved ratings performances at many of our radio stations. Consistent with industry trends, we fared better in some markets, especially in Atlanta, Cincinnati, Dallas, Indianapolis and Minneapolis and underperformed in others, including Augusta, Charlotte, Houston, Louisville and Richmond. We tend to see our results diverge from that of the industry based on ratings performance and the quality of the management teams in individual markets. In response to the soft economy, we also implemented strict cost controls, including a freeze on hiring and salary increases. These measures allowed us to maintain total operating expenses at 2002 levels, resulting in an increase of approximately 6% in our 2003 operating income.

During 2003, we reduced our leverage by repaying approximately $52.5 million of outstanding debt. We expect that this reduced leverage will enhance our liquidity and improve our borrowing capacity for future growth opportunities, including potential acquisitions.

Looking forward, we are optimistic that 2004 will be a better year for the radio industry due to the improving economy and the 2004 Summer Olympics and Presidential election, two events which, historically, have been positive for advertising-based businesses. Radio One continues to be well positioned with radio stations in some of the largest markets in the U.S. Many of these stations have experienced good ratings trends. In addition, we remain committed to controlling our operating costs and continuing to pay down debt (in the absence of any acquisition opportunities). As in past years, we plan to continue to pursue our strategies of acquiring underperforming or strategic stations as well as seeking to build clusters of stations within certain markets to capitalize on our existing infrastructure. We believe that, as the outlook for our industry improves, 2004 may present more attractive opportunities for acquisitions than were available to us in 2002 and 2003, and we will continue to look to expand our presence in our existing markets and enter new markets where we find the right opportunities. At the same time, however, we expect to remain focused on ensuring that the price we pay for any acquisitions is fair and that these acquisitions are financed in such a manner that will not jeopardize our ability to manage and grow the business in times of uncertainty.

Introduction

Revenue and Expenses

We derive revenue from sales of advertisements and program sponsorships on our stations to local and national advertisers and, to a much lesser extent, tower rental income, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and, beginning in 2003, management fees from our affiliated company, TV One LLC (“gross broadcast revenue”). Advertising revenue is affected primarily by the advertising rates our radio stations are able to charge as well as the overall demand for radio advertising time in a market. These rates are largely based upon a radio station’s audience share in the demographic groups targeted by advertisers, the number of radio stations in the related market, and the supply of and demand for radio advertising time. Advertising rates are generally highest during morning and afternoon commuting hours.

In 2003, approximately 69% of our net revenue was generated from local advertising and 29% was generated from national spot advertising, including network advertising. The balance of 2003 revenue was generated primarily from tower rental income, ticket sales and revenue related to our sponsored events and other revenues.

In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue from our spot inventory, we minimize the use of trade agreements and have maintained trade revenue at approximately 1% of our net broadcast revenue.

Expenses

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

Depreciation and amortization of costs associated with the acquisition of radio stations and interest carrying charges have historically been significant factors in determining our overall profitability. However, with the adoption of SFAS No. 142, amortization expense was greatly reduced in 2002. See “Impact of Recent Accounting Pronouncements” below for further discussion.

Measurement of Performance

We monitor the growth and operational results of our business using net income and the following key metrics:

(a) Net Broadcast Revenue: The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net broadcast revenue. Net broadcast revenue consists of gross broadcast revenue net of local and national agency commissions consistent with industry practice. Net broadcast revenue is recognized in the period in which advertisements are broadcast. Net broadcast revenue also includes advertising aired in exchange for goods and services (barter), which is recorded at fair value.

(b) Station Operating Income: Operating income before depreciation and amortization, corporate expenses and non-cash compensation expenses is commonly referred to in our business as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets because station operating income provides helpful information about our results of operations apart from expenses associated with our physical plant, overhead and non-cash compensation. Station operating income is frequently used as one of the bases for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

(c) Station Operating Income Margin: Station operating income margin represents station operating income as a percentage of net broadcast revenue. Station operating income margin is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe that station operating income margin is a useful measure of our performance because it provides helpful information about our profitability as a percentage of our net broadcasting revenue.

(d) EBITDA: Net income or loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business because EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financings. Accordingly, we believe that EBITDA provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	Year Ended December 31,
	2001	2002	2003
	(in thousands, except margin data)
Net Broadcast Revenue	$243,804	$295,851	$303,150
Station Operating Income(1)	$123,341	$151,385	$159,497
Station Operating Income Margin	51%	51%	53%
EBITDA(2)	$110,670	$136,381	$143,173
Net Income (Loss)	$(55,247)	$7,054	$53,783

(1)	The reconciliation of operating income to station operating income is as follows:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Operating income (loss) as reported	$(16,447)	$119,980	$127,085
Add back non-station operating income items included in operating income (loss):
Corporate expenses, excluding non-cash compensation	9,114	12,351	12,589
Non-cash compensation	951	1,414	1,745
Depreciation and amortization	129,723	17,640	18,078

Station operating income	123,341	151,385	159,497

(2)	The reconciliation of net income (loss) to EBITDA is as follows:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Net income (loss) as reported	$(55,247)	$7,054	$53,783
Add back non-EBITDA items included in net income (loss):
Interest income	(2,614)	(2,585)	(2,588)
Interest expense	63,358	59,143	41,438
Income taxes	(24,550)	25,282	32,462
Effect of change in accounting principle	—	29,847	—
Depreciation and amortization	129,723	17,640	18,078

EBITDA	110,670	136,381	143,173

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

	Year Ended December 31,
	2001	2002	2003
	(in thousands)
Statements of Operations:
Net broadcast revenue	$243,804	$295,851	$303,150
Operating expenses:
Programming and technical	40,791	49,582	51,496
Selling, general and administrative	79,672	94,884	92,157
Corporate expenses, excluding non-cash compensation	9,114	12,351	12,589
Non-cash compensation	951	1,414	1,745
Depreciation and amortization	129,723	17,640	18,078

Operating income (loss)	(16,447)	119,980	127,085
Interest expense	63,358	59,143	41,438
Gain on sale of assets, net	4,224	133	—
Other income, net	991	1,213	2,721
Equity in net loss of affiliated company	—	—	2,123

Income (loss) before benefit (provision) for income taxes, extraordinary item and cumulative effect of accounting change	(74,590)	62,183	86,245
Income tax benefit (provision)	24,550	(25,282)	(32,462)

Income (loss) before extraordinary item and cumulative effect of accounting change	(50,040)	36,901	53,783
Extraordinary loss, net of tax	5,207	—	—
Cumulative effect of accounting change, net of tax	—	29,847	—

Net income (loss)	$(55,247)	$7,054	$53,783

Net income (loss) applicable to common stockholders	$(75,387)	$(13,086)	$33,643

Several factors affected our results of operations for the years ended December 31, 2002 and 2003 that did not affect the year ended 2001. In particular: (1) we reduced outstanding indebtedness under our bank credit facility by $130.0 million in 2002, which resulted in decreased interest expense during 2002 and 2003 and reduced our outstanding indebtedness under our term notes by $52.5 million in 2003, which further decreased interest expense during 2003; (2) we discontinued the amortization of FCC broadcast licenses and goodwill effective January 1, 2002, which significantly reduced our amortization expense during 2002 and 2003; and (3) we included in 2002 and 2003 the full year operating results for radio stations acquired from Blue Chip Broadcasting, Inc. in August of 2001 and two new stations launched in the Atlanta market during June and August of 2001, respectively.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Broadcast Revenue.    Net broadcast revenue consists of gross broadcast revenue net of agency commissions. Gross broadcast revenue is derived primarily from sales of advertisements and program sponsorships on our stations to local and national advertisers. Net broadcast revenue is recognized in the period in which advertisements are broadcast. Net broadcast revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. During 2003, we recognized $3.4 million in advertising barter revenue compared to $3.7 million during 2002. Other sources of broadcast revenue include tower rental income, independent promotion agreements, tickets, other revenue related to special events sponsored by us and, beginning in 2003, management fees from our affiliated company, TV One. Net broadcast revenue is presented net of local and national agency commissions in the results of operations, which is consistent with industry practice. In 2003, we recognized $303.2 million in net broadcast revenue compared to $295.9 million during 2002. These amounts are net of agency commissions, which were $41.5 million during 2003, compared to $39.9 million during 2002. The increase in net advertising revenue is due primarily to increased demand for advertising on our stations that results from our increased listenership, audience reach and ratings. The revenue growth in several of our markets, including Washington DC, Cincinnati, Dallas, Indianapolis and Raleigh was partially offset by revenue declines in some of our other markets, including Charlotte, Louisville, Philadelphia and Richmond. We expect net broadcast revenue to increase during 2004 due to improved ratings growth in some of our underdeveloped markets, increased growth in corporate sales, and improved outlook in general economic conditions.

Operating Expenses

Summary.

Programming and technical costs, selling general and administrative costs, corporate expenses, non-cash compensation, and depreciation and amortization were $176.1 million for 2003 compared to $175.9 million in 2002, an increase of $0.2 million. The increase was due primarily to increases of $1.9 million in programming and technical costs, $0.5 million in depreciation and amortization, $0.3 million in non-cash compensation, and $0.2 million in corporate expenses offset by a decrease of $2.7 million in selling, general and administrative costs.

Programming and technical.

Programming and technical costs include costs associated with the management and maintenance of the systems, software, hardware, production, tower facilities, and studios used in the creation, distribution and broadcast of our service. Programming and technical costs also include expenses associated with our research activities, music royalties and on-air talent. Programming and technical costs were $51.5 million for 2003, compared to $49.6 million in 2002, an increase of $1.9 million or 4%. This increase resulted primarily from an increase in programming costs relating to our on-air talent partially offset by a non-recurring reduction in music royalties associated with the radio industry’s settlement with Broadcast Music, Inc. during 2003. Programming and technical costs are expected to increase during 2004 due to the maintenance of our broadcast systems infrastructure and additional costs for our on-air talent.

Selling, general and administrative.

Selling, general and administrative costs, which includes office and studio facilities, sales force head count, marketing costs and back office expenses, were $92.2 million in 2003, compared with $94.9 million in 2002, a decrease of $2.7 million or 3%. This decrease resulted from strong cost controls, especially in marketing costs. Selling, general and administrative costs also includes costs related to the advertising traffic (scheduling and insertion) functions. These costs are expected to remain relatively stable in 2004.

Corporate expenses.

Corporate expenses consists of costs associated with maintaining our corporate headquarters and facilities, including headcount. These expenses were $12.6 million in 2003, compared with $12.4 million in 2002, an increase of $0.2 million. This increase resulted primarily from additional professional fees and other expenses incurred to ensure compliance with new regulatory requirements. These costs are expected to increase during 2004 as we continue the implementation of new regulatory requirements associated with being a public company.

Non-cash compensation.

Non-cash compensation expenses were $1.7 million in 2003, compared with $1.4 million in 2002, an increase of $0.3 million or 21%. This increase resulted from adjustments made during 2003 to the methodology of recognizing non-cash compensation expense.

Depreciation and amortization.

Depreciation and amortization expense was $18.1 million for the year ended December 31, 2003 compared with $17.6 million for the year ended December 31, 2002, an increase of $0.5 million or 3%. This increase was due primarily to our additional capital expenditures during 2003, which were partially offset by assets that became fully depreciated during the year.

Operating Income.    Operating income for the year ended December 31, 2003 was $127.1 million compared with $120.0 million for the year ended December 31, 2002, an increase of $7.1 million or 6%. This increase was primarily attributable to an increase in revenue of $7.3 million offset by a marginal increase of $0.2 million in operating expenses resulting from cost control measures throughout 2003.

Interest Expense.    Interest expense was $41.4 million for the year ended December 31, 2003 compared with $59.1 million for the year ended December 31, 2002, a decrease of $17.7 million or 30%. This decrease resulted from a reduction in our outstanding debt balance of $130.0 million and $52.5 million during 2002 and 2003, respectively and lower interest rates applicable to our outstanding debt as a result of declining leverage throughout most of 2003.

Other Income.    Other income was $2.7 million for the year ended December 31, 2003 compared with $1.3 million for the year ended December 31, 2002, an increase of $1.4 million. Other income for 2003 consisted of interest income of $2.6 million and other income of $0.1 million. Other income for 2002 consisted of interest income of $2.6 million offset by a loss of $1.3 million for the write-down of certain investments.

Equity in Net Loss of Affiliated Company.    During 2003, we recorded losses of $2.1 million for our share of the net losses of our affiliated company, TV One. In July 2003, we entered into an agreement with certain other investors to form TV One for the purpose of distributing a new television programming service. See “Liquidity and Capital Resources” section below for further discussion.

Income before Provision for Income Taxes and Cumulative Effect of Accounting Change.    Income before provision for income taxes, extraordinary item and cumulative effect of accounting change increased to $86.2 million for the year ended December 31, 2003 compared to $62.2 million for the year ended December 31, 2002. This increase was primarily attributable to higher revenue and reduced interest expenses partially offset by higher operating expenses.

Cumulative Effect of Accounting Change.    During 2002, we recorded a non-cash charge of $29.8 million during the year ended December 31, 2002, net of income tax benefit of $15.0 million, related to an impairment charge associated with the adoption of SFAS No. 142. See “Impact of Recent Accounting Pronouncements” below for further discussion. No impairment charge was recognized during 2003.

Net Income.    Net income increased to $53.8 million for the year ended December 31, 2003 compared with $7.1 million for the year ended December 31, 2002 an increase of $46.7 million. This resulted primarily from an increase of $7.1 million in operating income and a decrease of $17.7 million in interest expense during 2003 coupled with the effect of the adoption of SFAS No. 142 during 2002 which resulted in a charge of $29.8 million, net of taxes in 2002, offset by an increase of $7.2 million in the provision for income taxes during 2003.

Net Income (Loss) Applicable to Common Stockholders.    Net income applicable to common stockholders was $33.6 million for the year ended December 31, 2003 compared with a net loss applicable to common stockholders of $13.1 million for the year ended December 31, 2002, an increase of $46.7 million. The increase was directly attributable to the increase in the net income during 2003. Dividends on our 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) remained unchanged at $20.1 million for 2003 and 2002.

Other Data

Station operating income.    Station operating income consists of operating income before depreciation and amortization, corporate expenses and non-cash compensation expenses. Station operating income is not a measure of financial performance under generally accepted accounting principles. Station operating income increased to $159.5 million for the year ended December 31, 2003 compared with $151.4 million for the year ended December 31, 2002, an increase of $8.1 million or 5%. This increase was primarily attributable to an increase in net broadcast revenue, partially offset by higher operating expenses as described above. The reconciliation of operating income to station operating income is provided on page 32.

Station operating income margin.    Station operating income margin represents station operating income as a percentage of net broadcast revenue. Station operating income margin is not a measure of financial performance under generally accepted accounting principles. Our station operating income margin increased to 53% for the year ended December 31, 2003 from 51% for the year ended December 31, 2002. Our station operating income was $159.5 million and $151.4 million for the years ended December 31, 2003 and 2002, respectively while our net broadcast revenue was $303.2 million and $295.9 million for the years ended December 31, 2003 and 2002, respectively.

EBITDA.    EBITDA represents net income or loss before interest income, interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA was $143.2 million for the year ended December 31, 2003 compared with $136.4 million for the year ended December 31, 2002, an increase of $6.8 million or 5%. The reconciliation of net income to EBITDA is provided on page 32.

Fiscal Year Ended December 31, 2002 Compared to Fiscal Year Ended December 31, 2001

Net Broadcast Revenue.    Net broadcast revenue consists of gross broadcast revenue net of agency commissions. Gross broadcast revenue is derived primarily from sales of advertisements and program sponsorships on our stations to local and national advertisers. Net broadcast revenue is recognized in the period in which advertisements are broadcast. Net broadcast revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. During 2002, we recognized $3.7 million in advertising barter revenue compared to $3.0 million during 2001. Other sources of broadcast revenue includes tower rental income, independent promotion agreements, tickets and other revenue related to special events sponsored by us. Net broadcast revenue is presented net of local and national agency commissions in the results of operations, which is consistent with industry practice. In 2002, we recognized $295.9 million in net broadcast revenue compared to $243.8 million during 2001. These amounts are net of agency commissions, which were $39.9 million during 2002, compared to $33.1 million during 2001. The increase in net advertising revenue is due primarily to increased demand for advertising on our stations that results from our increased listenership, audience reach and ratings. The revenue growth in several of our markets is partially offset by revenue declines in some of our other markets.

Operating Expenses

Summary.

Programming and technical costs, selling general and administrative costs, corporate expenses, non-cash compensation, and depreciation and amortization were $175.9 million for 2002 compared to $260.3 million in 2001, a decrease of $84.4 million. The decrease was due primarily to a decrease of $112.1 million in depreciation and amortization expense, offset by increases of $15.2 million in selling, general and administrative costs, $8.8 million in program and technical costs, $3.0 million in corporate expenses and $0.4 million in non-cash compensation.

Programming and technical.

Programming and technical costs include costs associated with the management and maintenance of the systems, software, hardware, production, tower facilities, and studios used in the creation, distribution and broadcast of our service. Programming and technical costs also include expenses associated with our research activities, music royalties and on-air talent. Programming and technical costs were $49.6 million for 2002, compared with $40.8 million in 2001, an increase of $8.8 million or 22%. This increase resulted from increased programming costs arising from our growth through acquisition.

Selling, general and administrative.

Selling, general and administrative costs, which includes office and studio facilities, sales force head count, marketing costs and back office expenses, were $94.9 million in 2002, compared with $79.7 million in 2001, an increase of $15.2 million or 19%. This increase resulted from our expansion within the markets in which we operate, including increased variable costs associated with increased revenue, start-up and expansion expenses in our newer markets. Selling, general and administrative costs also include costs related to the advertising traffic (scheduling and insertion) functions.

Corporate expenses.

Corporate expenses consists of costs associated with maintaining our corporate headquarters and facilities, including headcount. These expenses were $12.4 million in 2002, compared with $9.1 million in 2001, an increase of $3.3 million. This increase resulted primarily from growth in our corporate staff and associated expenses, consistent with our overall expansion.

Non-cash compensation.

Non-cash compensation expenses were $1.4 million in 2002, compared with $1.0 million in 2001, an increase of $0.4 million or 40%.

Depreciation and amortization

Depreciation and amortization expense was $17.6 million for the year ended December 31, 2002 compared with $129.7 million for the year ended December 31, 2001, a decrease of $112.1 million or 86%. This increase was due primarily to the adoption of SFAS No. 142. See “Impact of Recent Accounting Pronouncements” below for further discussion.

Operating Income (Loss).    Operating income for the year ended December 31, 2002 was $120.0 million compared with an operating loss of $16.4 million for the year ended December 31, 2001, an increase of $136.4 million. This increase was primarily attributable to an increase in revenue of $52.1 million resulting from growth and a net decrease of $84.4 million in operating expenses that was primarily driven by a decrease of $112.1 million in depreciation and amortization expense related to the adoption of SFAS 142.

Interest Expense.    Interest expense was $59.1 million for the year ended December 31, 2002 compared with $63.4 million for the year ended December 31, 2001, a decrease of $4.3 million or 7%. This decrease resulted from a reduction in our outstanding debt balance of $130.0 million during 2002 and lower interest rates applicable to our outstanding debt as a result of declining leverage throughout most of 2002.

Other Income.    Other income was $1.3 million for the year ended December 31, 2002 compared with $1.0 million for the year ended December 31, 2001, a decrease of $0.3 million. Other income for 2002 consisted of interest income of $2.6 million offset by losses of $1.3 million for the write-down of certain investments. Other income for 2001 consisted of primarily of interest income.

Income (Loss) before Benefit (Provision) for Income Taxes and Extraordinary Item and Cumulative Effect of Accounting Change.    Income before provision for income taxes, extraordinary item and cumulative effect of accounting change increased to $62.2 million for the year ended December 31, 2002 compared to loss before benefit for income taxes, extraordinary item and cumulative effect of accounting change of $74.6 million for the year ended December 31, 2001. This increase was primarily attributable to higher operating income due to higher revenue and lower depreciation and amortization expense as a result of our adoption of SFAS No. 142 during the first quarter of 2002. See “Impact of Recent Accounting Pronouncements” below for further discussion.

Extraordinary Loss.    During 2001, we recorded an extraordinary loss was $5.2 million, net of income tax benefit of $2.6 million, related to the early retirement of our 12% senior subordinated notes due 2004. This loss included the write-off of the remaining deferred offering costs, underwriters’ discount and prepayment penalties associated with the notes. No extraordinary loss was recognized during 2002.

Cumulative Effect of Accounting Change.    During 2002, we recorded a non-cash charge of $29.8 million during the year ended December 31, 2002, net of income tax benefit of $15.0 million, related to an impairment charge associated with the adoption of SFAS No. 142. See “Impact of Recent Accounting Pronouncements” below for further discussion. No impairment charge was recognized during 2001.

Net Income (loss).    Net income increased to $7.1 million for the year ended December 31, 2002 compared with a net loss of $55.2 million for the year ended December 31, 2001 an increase of $62.3 million. This resulted primarily from an increase of $136.4 million in operating income and a decrease of $4.3 million in interest expense offset by a decrease of $4.1 million in gain on sale of assets, an increase of $49.8 million in provision for income taxes, and the effect of the adoption of SFAS No. 142 during 2002 which resulted in a charge of $29.8 million, net of taxes.

Net Loss Applicable to Common Stockholders.    Net loss applicable to common stockholders decreased to $13.1 million for the year ended December 31, 2002 from $75.4 million for the year ended December 31, 2001. The reduction in loss was attributable to a lower net loss during 2002. Dividends on our 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) remained unchanged at $20.1 million for 2002 and 2001.

Other Data

Station operating income.    Station operating income consists of operating income before depreciation and amortization, corporate expenses and non-cash compensation expenses. Station operating income is not a measure of financial performance under generally accepted accounting principles. Station operating income increased to $151.4 million for the year ended December 31, 2002 compared with $123.3 million for the year ended December 31, 2001, an increase of $28.1 million or 23%. This increase was primarily attributable to an increase in net broadcast revenue, partially offset by higher operating expenses as described above. The reconciliation of operating income to station operating income is provided on page 32.

Station operating income margin.    Station operating income margin represents station operating income as a percentage of net revenues. Station operating income margin is not a measure of financial performance under generally accepted accounting principles. Our station operating income margin remained constant at 51% for the years ended December 31, 2002 and the year ended December 31, 2001. Our station operating income was $151.4 million and $123.3 million for the years ended December 31, 2002 and 2001, respectively while our net revenues were $295.9 million and $243.8 million for the years ended December 31, 2002 and 2001, respectively.

EBITDA.    EBITDA represents net income or loss before interest income, interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA was $136.4 million for the year ended December 31, 2002 compared with $110.7 million for the year ended December 31, 2001, an increase of $25.7 million or 23%. The reconciliation of net income to EBITDA is provided on page 32.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and, to the extent necessary, commitments available under our amended and restated bank credit facility and other debt or equity financing. We have used, and will continue to use, a significant portion of our capital resources to consummate acquisitions. These acquisitions were or may be funded from:

•	our bank credit facility;

•	the proceeds of the historical offerings of our common stock and preferred stock;

•	the proceeds of future common and/or preferred stock, and/or debt offerings; and

•	internally generated cash flow.

We entered into our amended and restated bank credit facility as of July 17, 2000. Under the credit facility, we have borrowed $350.0 million in term loans and may borrow up to $250.0 million on a revolving basis. Historically, we have drawn down funds from the credit facility as capital was required, primarily for acquisitions. As of December 31, 2003, we have repaid $52.5 million, leaving an outstanding balance of $297.5 million of term loans, and are able to borrow up to $250.0 million on a revolving basis, subject to the applicable covenant restrictions under our credit facility. Both the term loan and the revolving commitment under our credit facility bear interest, at our option, at a rate equal to either LIBOR plus a spread that ranges from 0.625% to 2.00% or the prime rate plus a spread of up to 1.00%, depending on our leverage ratio. Under the bank credit facility, we may be required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. We currently have swap agreements in place for a total notional amount of $225.0 million. As of December 31, 2003, the periods remaining on the swap agreements range in duration from six to 36 months.

Our credit exposure under these swap agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance. All of the swap agreements are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The valuation of each of these swap agreements is affected by the change in the three-month LIBOR rates and the remaining term of the agreement. Any increase in the three-month LIBOR rate results in a more favorable valuation, while a decrease in the three-month LIBOR rate results in a less favorable valuation. The following table summarizes the interest rates in effect with respect to certain of our debt as of December 31, 2003:

Type of debt	Amount outstanding (millions)	Applicable interest rate
Senior bank term debt (subject to a 46 month fixed swap)(1)(2)	$100.0	4.39%

Senior bank term debt (subject to a 36 month fixed swap)(1)(2)	50.0	4.01

Senior bank term debt (subject to a 24 month fixed swap)(1)(2)	50.0	3.55

Senior bank term debt (subject to a 20 month fixed swap)(2)	25.0	4.51

Senior bank term debt (subject to variable interest rate)(3)	72.5	1.93

8 7/8% senior subordinated notes (fixed rate)	300.0	8.88

(1)	A total of $200 million is subject to fixed rate swap agreements that became effective on December 2, 2002.
(2)	Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our credit agreement. That spread is currently set at 0.75% and is incorporated into the applicable interest rates outlined above.
(3)	Subject to rolling 90-day LIBOR plus a spread currently at 0.75% and incorporated into the applicable interest rate outlined above.

In May 2001, we closed a private offering of $300.0 million of our 8 7/8% Senior Subordinated Notes due 2011 realizing net proceeds of $291.8 million. The net proceeds of the offering were primarily used to repay amounts owed on our bank credit facility and previously outstanding senior subordinated notes.

Our credit facility and the indenture for our senior secured notes requires that we comply with certain financial covenants limiting our ability to incur additional debt. Such terms also place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things. Our credit facility also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit our ability to borrow under the credit facility or to otherwise raise funds in the debt market. On March 18, 2002, we entered into an amendment with our lenders under our bank facility that modified the financial condition covenants to terms more favorable to us. We believe that we are in compliance in all material respects with all the covenants of our credit facility and the indenture for our senior secured notes.

The following table provides a comparison of our statements of cash flows for the years ended December 31, 2002 and 2003:

	2002 (in thousands)	2003 (in thousands)
Net cash flows from operating activities	70,821	109,720
Net cash flows used in investing activities	(105,277)	(44,357)
Net cash flows from (used in) financing activities	47,756	(72,768)

Net cash flows from operating activities were approximately $109.7 million and $70.8 million for the year ended December 31, 2003 and 2002, respectively. For the year ended December 31, 2003, net cash from operating activities increased $38.9 million compared to the year ended December 31, 2002, primarily due to an increase in net income, reduced leverage and changes in other working capital components.

Net cash flows used in investing activities were $44.4 million and $105.3 million for the year ended December 31, 2003 and 2002, respectively. During the year ended December 31, 2003, we completed the acquisition of WBLO-FM in the Louisville market for approximately $2.0 million and paid approximately $1.3 million to lease tower space in the Dallas market for the next 60 years. In July 2003, we completed the acquisition of WRNB-FM (formerly WROU-FM) in the Dayton market for approximately $9.2 million in cash. Also in July 2003, we entered into a joint venture agreement to create TV One, an entity formed to launch a cable television network in which we expect to invest approximately $74.0 million over four years. In August 2003, we made our first capital contribution of approximately $18.5 million to TV One, LLC. Capital expenditures were approximately $11.4 for the year ended December 31, 2003. During the year ended December 31, 2002, we completed the acquisition of the assets of WHTA-FM (formerly WPZE-FM) in the Atlanta, Georgia market for approximately $56.0 million and purchased short term marketable securities for approximately $40.7 million. Capital expenditures were approximately $11.0 million for the year ended December 31, 2002.

Net cash flows used in financing activities were $72.8 million for the year ended December 31, 2003 compared to net cash flows from financing activities of $47.8 million for the year ended December 31, 2002. During the year ended December 31, 2003, we repaid approximately $52.5 million of the term loans. Preferred dividends were approximately $20.1 million for both the year ended December 31, 2003 and 2002. During the year ended December 31, 2002, we completed an offering of 10,252,696 shares of Class D common stock at an offering price of $20.25 per share, realizing net proceeds of $198.8 million. Of this amount, $130.0 million was used to repay a portion of amounts outstanding under our credit facility.

We continuously review opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic investments. As of the date of this report, other than our agreement with an affiliate of Comcast Corporation and other investors to fund our affiliate TV One over the next four years (the balance of our commitment is $55.5 million at December 31, 2003), we have no definitive agreements to make acquisitions of additional radio stations or to make strategic investments. We anticipate that any future acquisitions and strategic investments will be financed through funds generated from operations, cash on hand, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.

Our ability to meet our debt service obligations and reduce our total debt, and our ability to refinance the 8 7/8% senior subordinated notes at or prior to their scheduled maturity date in 2011, will depend upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. In addition to debt service of approximately $52.5 million and dividends of approximately $20.1 million related to our preferred stock, our principal liquidity requirements will be for working capital, continued business development, strategic investment opportunities and for general corporate purposes, including capital expenditures.

During the year ended December 31, 2003, we obtained two standby letters of credit in the amounts of $275,000 and $270,000, respectively, in connection with our annual insurance policy renewals. To date, there has been no activity on these standby letters of credit.

In February 2004, we completed the acquisition of the assets of WSNJ-FM, licensed to Bridgeton, New Jersey, from New Jersey Radio Partners, LLC for approximately $35.0 million in cash. Also during 2004, we must make minimum principal payments on the term loans in the amount of $52.5 million in equal quarterly installments of $13.1 million. We expect that we will meet the quarterly debt commitments through one or more of the following: (1) cash on hand; (2) cash flow from operations; (3) additional permitted borrowings; or (4) other debt or equity financing.

Starting in July 2003, and continuing for two years, we have the right (but not the requirement) to redeem up to $310.0 million of our designated 6.5% Convertible Preferred Stock (“HIGH TIDES”) for cash. Depending on the underlying price of our Class D common stock at the time of settlement for this redemption (if elected by us), we would have to fund up to 100% of the amount of securities to be redeemed in cash, although lesser amounts would be required if certain holders of the HIGH TIDES elect to receive shares of Class D common stock in lieu of cash. Subject to certain restrictions imposed our bank credit facility, we could finance the cash redemption of the HIGH TIDES with borrowings under our bank credit facility, available free cash balances and/or a new preferred and/or common stock issuance. By July 2005, if we have not redeemed 100% of our HIGH TIDES for cash and/or stock, we must remarket the HIGH TIDES into a similar security priced at the then prevailing market prices for such a security. As of the date of this report, we have not elected to redeem our HIGH TIDES.

We believe that, based on current levels of operations and anticipated internal growth, for the foreseeable future, cash flow from operations together with other available sources of funds will be adequate to make required payments of interest on our indebtedness, to fulfill our commitment to fund TV One, to fund potential acquisitions, to pay dividends on our preferred stock, to fund anticipated capital expenditures and working capital requirements and to enable us to comply with the terms of our debt agreements. However, in order to finance future acquisitions or investments, if any, we may require additional financing and there can be no assurance that we will be able to obtain such financing on terms acceptable to us.

Impact of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 142 (SFAS No. 142) “Goodwill and Other Intangible Assets.” This pronouncement requires a non-amortization approach to account for purchased goodwill and certain other intangible assets. We adopted the provisions of this statement, which apply to goodwill and other indefinite life intangible assets acquired prior to June 30, 2001, effective January 1, 2002. We adopted the provisions of this statement that apply to goodwill and other indefinite life intangible assets acquired after June 30, 2001, effective July 1, 2001. The adoption of these accounting standards eliminated the amortization of goodwill and FCC broadcast licenses commencing January 1, 2002. SFAS No. 142 has had a material impact on our financial statements, as the amounts previously recorded for the amortization of goodwill and FCC broadcast licenses were significant. We recorded amortization expense of approximately $114.0 million for the year ended December 31, 2001, but did not record any amortization expense for the years ended December 31, 2002 and 2003 as a result of the adoption of SFAS No. 142. Upon adopting the transitional rules of SFAS No. 142, we recorded an impairment charge of $23.2 million, net of an income tax benefit of $14.5 million in the first quarter of 2002, as the carrying value of certain of our FCC licenses exceeded the appraised fair value. In accordance with SFAS No. 142, we reflected this charge as a cumulative effect of an accounting change, effective January 1, 2002, in our statement of operations.

We adopted the final provision of SFAS No. 142 in the fourth quarter of 2002 by reviewing the fair value of our reporting units and comparing that fair value to the net book value of the reporting unit. In completing the transitional assessment of goodwill, we (1) identified the reporting units; (2) determined the carrying value of each reporting unit; and (3) determined the fair value of each reporting unit. To the extent a reporting unit’s carrying amount exceeded its fair value, we were required to perform the second step of the transitional impairment test. In the second step, we compared the implied fair value of the reporting unit’s goodwill, determined by allocating the reporting unit’s fair value to all of its assets and liabilities in a manner similar to a purchase price allocation in accordance with Statement of Financial Accounting Board Standard No. 141 (SFAS No. 141), “Business Combinations,” to its carrying amount, both of which were measured as of the date of adoption. Based on this analysis, we determined that we had an impairment of goodwill (as defined in SFAS No. 142) in our Augusta, Georgia market. We recognized an impairment charge of $6.6 million, net of an income tax benefit of $496,000 during the fourth quarter of 2002. As the provisions of SFAS No. 142 related to the impairment of goodwill and other indefinite life intangible assets are effective as of January 1, 2002, the financial information for the quarter ended March 31, 2002, which preceded the period in which the transitional goodwill impairment loss was measured, was restated to reflect the accounting change in that quarter.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The disclosures required by SFAS No. 148 are included in Note 1 to the consolidated financial statements.

In January 2003, FASB issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This interpretation of ARB No. 51, “Consolidated Financial Statements,” requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 as amended, are effective for the first reporting period ending after March 15, 2004. We are currently evaluating the applicability of FIN 46 on our local marketing agreements (LMA), and the possible impact on our results of operations and financial position. We operate two stations under LMAs—WDBZ-AM in Cincinnati, OH and WAMJ-FM in Atlanta, GA. We are currently reviewing these agreements to determine if the licensor represents a variable interest entity to us. Our exposure, which we believe is minimal, can be measured by the incremental depreciation expense from the addition of the fixed assets of the license holder. Aggregate net broadcast revenue for these stations was approximately $1.9 million during the year ended December 31, 2003. We paid LMA fees of approximately $191,000 under these agreements to the license holders for the year ended December 31, 2003. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 is not expected to have a material impact on our financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for in a similar manner, clarifies the circumstances under which a contract with an initial investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statements of cash flows. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 did not have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 addresses the classification and measurement of mandatorially redeemable freestanding financial instruments, including those that comprise more than one option or forward contract, and requires an issuer to classify certain instruments as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on our financial statements.

The Emerging Issues Task Force issued EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor addresses: (a) the circumstances under which cash consideration received from a vendor by a reseller should be classified as (i) a reduction in expense, (ii) a reduction in cost of sales, or (iii) revenue; and (b) the measurement and recognition of cash consideration rebates or refunds. The issue expands cash consideration to include “credits” that the customer/reseller may apply against trade amounts owed to the vendor. For (a), EITF 02-16 is effective for arrangements entered into after December 31, 2002. For (b), EITF 02-16 is effective for arrangements entered into after November 21, 2002. Based on our current sales and marketing arrangements, the application of this pronouncement did not have a material impact on our financial statements.

Critical Accounting Policies and Estimates

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

Stock-Based Compensation

We account for our stock-based compensation plan as permitted by Statement of Financial Accounting Standard No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” which allows us to follow Accounting Principles Board Opinion No. 25 (APB No. 25), “Accounting for Stock Issued to Employees” and recognize no compensation cost for options granted to employees at fair market value. We have computed, for pro forma disclosure purposes, the value of all compensatory options granted during 2002 and 2003, using the Black-Scholes option pricing model. Options were assumed to be exercised upon vesting for the purpose of this valuation. Adjustments were also made for options assumed forfeited prior to vesting.

Derivative Financial Instruments

We adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standard No. 137 (SFAS No. 137), “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133” and Statement of Financial Accounting Standard No. 138 (SFAS No. 138), “Accounting for Certain Derivative Instruments and Certain Hedging Activities” on January 1, 2001. This standard requires us to recognize all derivatives, as defined in the SFAS No. 133, on the balance sheet at fair value. Derivative value changes are recorded in income for any contracts not classified as qualifying cash flow hedges. For derivatives in qualifying cash flow hedge relationships, any change in value is recognized in earnings. The change in derivative fair value depends on the classification of the derivative as a hedging instrument. For derivatives in qualifying cash flow hedge relationships, the effective portion of the derivative value change must be recorded through other comprehensive income, a component of stockholders’ equity, net of tax. Our derivative financial instruments as of December 31, 2002 and 2003 are accounted for as qualifying cash flow hedges and changes in value are recorded as a component of comprehensive income.

Goodwill and FCC Licenses

We have made acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill, FCC licenses, and other identifiable intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in purchase business combinations. Prior to January 1, 2002, goodwill and FCC licenses were amortized over a 15-year period (excluding the assets acquired from Blue Chip Broadcasting, Inc. and Sinclair Telecable, Inc., which were purchased after June 30, 2001). Commencing January 1, 2002, goodwill and FCC licenses are not amortized, but are tested annually for impairment at the reporting unit level. In determining the realizability of our indefinite-lived intangible assets, we value FCC licenses using a discounted cash flow analysis prepared by an independent third-party valuation expert. Goodwill represents the excess of the fair value of a station’s net assets over its carrying value. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess. See also Note 1 to the Consolidated Financial Statements of Radio One-Impact of Recently Issued Accounting Pronouncements. As of December 31, 2003, approximately 90% of our total assets consisted of FCC licenses and goodwill, which are considered indefinite-lived assets and are subject to an annual impairment test.

Impairment of Long-Lived Assets Excluding Goodwill and FCC Licenses

Long-lived assets, excluding goodwill and FCC licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Allowance for Doubtful Accounts

We must make estimates of the uncollectibility of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in an agency’s ability to meet its financial obligation to us, our estimates of the recoverability of amounts due to us could change by a material amount.

Revenue Recognition

We recognize and report revenue for broadcast advertising when the commercial is broadcast, net of agency commissions in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”. Agency commissions, when applicable, are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency and the agency remits the gross billing, less their commission, to us.

Equity Accounting

We account for our investment in TV One under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” We have recorded an investment in the partnership interest of TV One at cost and have adjusted the carrying amount of the investment to recognize the share of the losses of TV One after the date of the initial investment. Accordingly, we are recognizing our ratable share of TV One’s net loss. We will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. We have determined that, although TV One is a variable interest entity (as defined by Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”), we are not the primary beneficiary of TV One.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our fiscal years in the three-year period ended December 31, 2003. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Seasonal net broadcast revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Our first fiscal quarter generally produces the lowest net broadcast revenue for the year.

Capital and Commercial Commitments

Long-term debt

We have raised funds from the following issuances of long-term debt:

•	In May 2001, we closed a private offering of $300.0 million of our 8 7/8% Senior Subordinated Notes due 2011 realizing net proceeds of $291.8 million. The net proceeds of the offering were primarily used to repay amounts owed on our bank credit facility and previously outstanding senior subordinated notes.

•	In July 2000, we established various credit facilities under an agreement with a group of financial institutions whereby we may borrow up to $750.0 million. This agreement was subsequently amended on March 18, 2002 (“the Amended and Restated Credit Agreement”) to provide a new facility under which we may borrow up to $600.0 million.

The bank credit facility consists of Term A Loans (the “Loan”) in an amount up to $350.0 million, and a credit line (the “Revolver”) in an amount up to $250.0 million that may be borrowed on a revolving basis. The interest rate on the bank credit facility is LIBOR plus a spread based on the Company’s leverage ratio, as defined in the credit agreement. The credit facility requires quarterly interest payments. The credit facility also requires minimum quarterly principal payments, which commenced March 31, 2003. The loans mature in June 2007. As of December 31, 2003, we had $297.5 million outstanding on the Loan and $250.0 million remained available (subject to various covenant restrictions) to be drawn down from the Revolver.

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities and non-cancelable capital leases for equipment that expire over the next twenty years.

Contractual Obligations Schedule

The following table represents our contractual obligations as of December 31, 2003:

	Payments Due by Period(1) (in thousands)
Contractual Obligations	2004	2005	2006	2007	2008	2009 and Beyond	Total
8 7/8% Senior subordinated notes	$—	$—	$—	$—	$—	$300,000	$300,000
Bank credit facility	52,500	70,000	87,500	87,500	—	—	297,500
Capital Lease Obligations	8	7	7	7	6	—	35
Dividends on Preferred Stock	20,140	20,140	20,140	20,140	20,140	20,140	120,840
Other Operating Contracts/ Agreements(2)	31,032	17,027	6,839	1,670	194	306	57,068
Operating Lease Obligations	5,217	4,909	4,501	4,325	4,293	11,938	35,183

Total	$108,897	$112,083	$118,987	$113,642	$24,633	$332,384	$810,626

(1)	The above amounts do not include interest, which in some cases is variable in amount.
(2)	Other operating contracts/agreements include employment contracts, severance obligations, on-air talent contracts and other programming agreements.

In addition to the obligations above, as of December 31, 2003, we had swap agreements in place for a total notional amount of $225.0 million. The periods remaining on the swap agreements range in duration from six to 36 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party, however, we do not anticipate non-performance.

We anticipate that we will fund our obligations and commitments with cash flow from operations.

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

Our future operations are subject to many business risks, including those risks that specifically influence the radio broadcasting industry, which could have a material adverse effect on our business, including:.

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

Our business depends upon the continued efforts, abilities and expertise of our executive officers, including our chief executive officer, chief financial officer, chief operating officer and general counsel, and other key employees, including on-air personalities. We believe that the unique combination of skills and experience possessed by our executive officers would be difficult to replace, and that the loss of any one of them could have a material adverse effect on us, including the impairment of our ability to execute our business strategy. Additionally, our radio stations employ or independently contract with several on-air personalities and hosts of syndicated radio programs with significant loyal audiences in their respective broadcast areas. These on-air personalities are sometimes significantly responsible for the ranking of a station, and thus, the ability of the station to sell advertising. We cannot be assured that these individuals will remain with our radio stations or will retain their current audiences.

Two common stockholders have a majority voting interest in Radio One and have the power to control matters on which Radio One’s common stockholders may vote, and their interests may conflict with yours.

As of March 1, 2004, our Chairperson and her son, our Chief Executive Officer (“CEO”), collectively held approximately 56.1% of the outstanding voting power of Radio One’s common stock. As a result, our Chairperson and the CEO will control most decisions involving Radio One, including transactions involving a change of control of Radio One, such as a sale or merger. In addition, certain covenants in Radio One’s debt instruments and in the TV One Operating Agreement require that our Chairperson and the CEO maintain specified ownership and voting interest in Radio One, and prohibit other parties’ voting interests from exceeding specified amounts. Our Chairperson and the CEO have agreed to vote their shares together in elections of members of the board of directors.

We must respond to the rapid changes in technology, services and standards which characterize our industry in order to remain competitive.

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies, which may impact our business. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies are being developed, including the following:

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

Our advertising revenue may suffer if any of our stations cannot maintain its audience ratings or market share. Shifts in population, demographics, audience tastes and other factors beyond our control could cause us to lose market share. Our stations also compete for audiences and advertising revenues directly with other radio stations, and some of the owners of those competing stations have greater resources than we do. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and advertising revenue. Other radio companies, which are larger and have more resources may also enter markets in which we operate. In addition, our stations also compete with other media such as broadcast and cable television, newspapers, magazines, direct mail, music videos, the Internet and outdoor advertising, some of which may be controlled by horizontally-integrated companies. We also anticipate that our stations will compete with satellite-based radio services, including Sirius Satellite Radio and XM Satellite Radio. We currently program five channels for XM Satellite Radio.

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

Radio broadcasters depend upon maintaining radio broadcasting licenses issued by the FCC. These licenses are ordinarily issued for a maximum term of eight years and may be renewed. Our radio broadcasting licenses expire at various times from April 1, 2004 to February 1, 2012. See “Radio One’s Licenses” above. Although we may apply to renew our FCC licenses, interested third parties may challenge our renewal applications. In addition, if Radio One or any of our stockholders, officers, or directors violates the FCC’s rules and regulations or the Communications Act of 1934, as amended, or is convicted of a felony, the FCC may commence a proceeding to impose sanctions upon us. Examples of possible sanctions include the imposition of fines, the renewal of one or more of our broadcasting licenses for a term of fewer than eight years or the revocation of our broadcast licenses. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success.

The radio broadcasting industry is subject to extensive and changing federal regulation. Among other things, the Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments of licenses. If the revised media ownership rules adopted by the FCC in June 2003 become effective, our ability to purchase or sell station groups could be restricted. Outside media interests of Radio One officers and directors could also limit Radio One’s ability to acquire stations. The filing of petitions or complaints against Radio One or any FCC licensee from which we are acquiring a station could result in the FCC delaying the grant of, or refusing to grant or imposing conditions on its consent to the assignment or transfer of control of licenses. The Communications Act and FCC rules and policies also impose limitations on non-U.S. ownership and voting of the capital stock of Radio One.

Demand for TV One’s service may be insufficient for TV One to become profitable and we may lose our investment in TV One.

Because TV One offers a new service, we cannot estimate with any certainty the potential consumer demand for such a service or the degree to which it will meet that demand. Among other things, consumer acceptance of TV One’s service will depend upon:

•	whether TV One obtains, produces and markets high quality programming consistent with consumers’ taste;

•	the willingness of cable networks to market and broadcast TV One programming;

•	the willingness of consumers, on a mass-market basis, to pay cable network fees to obtain TV One’s service; and

•	the marketing and broadcasting strategies that TV One employs and that are employed by its competitors.

If demand for TV One’s service does not develop as expected, TV One may not be able to generate enough revenue to generate positive cash flow or become profitable, potentially resulting in a loss of our investment.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Both the revolving commitment and term loan borrowings under our credit facility bear interest, at our option, at a rate equal to either LIBOR plus a spread that ranges from 0.625% to 2.00% or the prime rate plus a spread of up to 1.00%, depending on our leverage ratio. Under the bank credit facility, we may be required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. We have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that bank pay to us a variable rate equal to three-month LIBOR. As of December 31, 2003, we had swap agreements in place for a total notional amount of $225.0 million. The periods remaining on the swap agreements range in duration from six to 36 months.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements of Radio One required by this item are filed with this report on Pages F-1 to F-45.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On May 30, 2002, we dismissed Arthur Andersen LLP (“Arthur Andersen”) as our independent auditors and named Ernst & Young LLP as our new independent auditors in accordance with a recommendation of the Audit Committee of our Board of Directors. Arthur Andersen previously audited our financial statements for the year ended December 31, 2001. The reports of Arthur Andersen on our financial statements for the year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles. During the same period, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Changes in internal control over financial reporting

During the fourth quarter of 2003, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers required by this Item 10 is incorporated in this report by reference to the information set forth under the caption “Nominees for Class A Directors,” “Nominees for Other Directors,” “Code of Conduct,” and “Executive Officers” in our proxy statement for the 2004 Annual Meeting of Stockholders to be held during May 2004, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated in this report by reference to the information set forth under the caption “Compensation of Directors and Executive Officers” in our proxy statement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required with respect to Item 403 of Regulation S-K under this Item 12 is incorporated in this report by reference to the information set forth under the caption “Principal Stockholders” in our proxy statement.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2003, the number of shares of Class A and Class D common stock that are issuable upon the exercise of stock options outstanding under our equity compensation plan, the weighted average exercise prices of such securities and the number of securities available for grant under the plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders
Radio One, Inc. Amended and Restated 1999 Stock Option and Restricted Stock Grant Plan
Class A	113,938	$12.66	1,217,699
Class D	4,977,399	$15.49	457,783
Equity compensation plans not approved by security holders
None	—		—

Total	5,091,337		1,675,482

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated in this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our proxy statement.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated in this report by reference to the information set forth under the caption “Audit Fees” in our proxy statement.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

Report of Independent Auditors

Consolidated Balance Sheets as of December 31, 2002 and 2003

Consolidated Statements of Operations for the years ended December 31, 2001, 2002 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2001, 2002 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2002 and 2003

Notes to Consolidated Financial Statements

Consolidating Financial Statements

Schedule II—Valuation and Qualifying Accounts

(a)(2) EXHIBITS: The following exhibits are filed as part of this annual report, except for Exhibits 32.1 and 32.2, which are furnished, but not filed, with this annual report.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 000-25969; Film No. 631638)).
3.1.1	Certificate of Amendment (dated as of September 21, 2000) of the Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000 (File No. 000-25969; Film No. 736375)).
3.2	Amended and Restated By-laws of Radio One, Inc., amended as of June 5, 2001 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q filed August 14, 2001 (File No. 000-25969; Film No. 1714323)).
3.3	Certificate Of Designations, Rights and Preferences of the 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) of Radio One, Inc., as filed with the State of Delaware on July 13, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 000-25969; Film No. 698190)).
4.1	Indenture dated May 18, 2001 among Radio One, Inc., the Guarantors listed therein, and United States Trust Company of New York (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed July 17, 2001 (File No. 333-65278; Film No. 1683373)).
4.2	First Supplemental Indenture, dated August 10, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and the Bank of New York (formerly the United States Trust Company of New York), as Trustee (incorporated by reference to the Radio One’s Registration Statement on Form S-4, filed October 4, 2001 (File No. 333-65278; Film No. 1752425)).
4.3	Second Supplemental Indenture dated as of December 31, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and the Bank of New York (formerly the United States Trust Company of New York), as Trustee (incorporated by reference to Radio One’s registration statement on Form S-3, filed January 29, 2002 (File No. 333-81622)).
4.4	Third Supplemental Indenture dated as of July 13, 2003, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and the Bank of New York (formerly the United States Trust Company of New York), as Trustee.

Exhibit Number	Description
10.1	Amended and Restated Employment Agreement between Radio One, Inc. and Scott R. Royster dated October 18, 2000 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2000).
10.2	Amended and Restated Employment Agreement between Radio One, Inc. and Linda J. Eckard Vilardo dated October 31, 2000 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2000).
10.3	Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 9, 2001 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.4	Promissory Note and Stock Pledge Agreement dated October 18, 2000 between Radio One, Inc. and Scott R. Royster (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.5	Promissory Note and Stock Pledge Agreement dated October 31, 2000 between Radio One, Inc. and Linda J. Eckard Vilardo (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.6	Promissory Note and Stock Pledge Agreement dated April 9, 2001 between Radio One, Inc. and Alfred C. Liggins, III (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.7	Promissory Note dated January 30, 2002 between Radio One, Inc and Scott R. Royster (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.8	Second Amended and Restated Credit Agreement, dated as of July 17, 2000, by and among Radio One, Inc., Bank of America, N.A., Credit Suisse First Boston, First Union National Bank, Toronto Dominion (Texas), Inc., Bankers Trust Company, and the Several Lenders From Time to Time Parties thereto (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended September 30, 2000).
10.9	First Amendment to Second Amended and Restated Credit Agreement, dated as of March 18, 2002, by and among Radio One, Inc. and Bank of America, N.A., and the other Lenders party thereto (incorporated by reference to Radio One’s Current Report on Form 8-K filed March 19, 2002).
10.10	Second Amendment to Second Amended and Restated Credit Agreement, dated July 15, 2003, by and among Radio One, Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).
10.11	Asset Purchase Agreement dated June 21, 2001 between Radio One, Inc. and U.S. Broadcasting Limited Partnership (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
16.1	Arthur Andersen LLP letter to the SEC dated May 30, 2002 (incorporated by reference to Radio One’s Current Report on Form 8-K filed May 30, 2002).
21.1	Subsidiaries of Radio One, Inc.
23.1	Consent of Ernst & Young, LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

The Company filed an Item 12 Form 8-K dated November 12, 2003 for the purpose of releasing financial results for the third quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 10, 2004.

RADIO ONE, INC.

By:	/s/ SCOTT R. ROYSTER
Name: Scott R. Royster Title: Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 10, 2004.

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
Name: Ronald E. Blaylock Title: Director

Report of Independent Auditors

The Board of Directors and Stockholders of

Radio One, Inc.:

We have audited the accompanying consolidated balance sheets of Radio One, Inc. and subsidiaries as of December 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the index on page S-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits. The consolidated financial statements of Radio One, Inc. and subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations and whose report dated March 18, 2002, expressed an unqualified opinion on those financial statements, prior to the disclosures related to the adoption of Statement of Financial Accounting Standards (Statement) No. 142, “Goodwill and Other Intangible Assets” discussed in Note 1.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radio One, Inc. and subsidiaries at December 31, 2002 and 2003, and the consolidated results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

As discussed above, the consolidated financial statements of Radio One, Inc. and subsidiaries as of December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 1, these financial statements have been revised to include the transitional disclosures required by Statement No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our procedures with respect to the disclosures in Note 1 included (a) agreeing the previously reported goodwill and net income to the previously issued financial statements (b) agreeing the amortization expense recognized in those periods related to goodwill and other intangible assets that are no longer being amortized as a result of initially applying Statement No. 142, (c) recalculating the Company’s effective tax rate for 2001 based on the Company’s audited 2001 financial statements and (d) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 1 are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 financial statements taken as a whole.

/s/ ERNST & YOUNG LLP

McLean, Virginia

February 7, 2004

The following is a copy of a report previously issued by Arthur Andersen LLP and has not been reissued by Arthur Andersen LLP.

Report of Independent Public Accountants

The Board of Directors and Stockholders

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

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2002	2003
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$45,415,000	$38,010,000
Short term investments	40,700,000	40,700,000
Trade accounts receivable, net of allowance for doubtful accounts of $5,733,000 and $6,179,000, respectively	64,565,000	62,331,000
Prepaid expenses and other current assets	2,017,000	1,580,000
Income tax receivable	3,650,000	3,650,000
Deferred income tax asset	2,965,000	5,794,000

Total current assets	159,312,000	152,065,000
PROPERTY AND EQUIPMENT, net	41,622,000	42,675,000
GOODWILL	79,002,000	114,516,000
RADIO BROADCASTING LICENSES	1,670,311,000	1,648,264,000
OTHER INTANGIBLE ASSETS, net	27,313,000	19,478,000
INVESTMENT IN AFFILIATED COMPANY	—	34,396,000
OTHER ASSETS	6,800,000	6,477,000

Total assets	$1,984,360,000	$2,017,871,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$7,211,000	$7,221,000
Accrued interest	14,423,000	14,154,000
Accrued compensation and related benefits	12,184,000	14,038,000
Income taxes payable	1,200,000	4,389,000
Current portion of deferred revenue	—	3,587,000
Other accrued expenses	7,802,000	5,444,000
Fair value of derivative instruments	4,888,000	4,236,000
Other current liabilities	401,000	331,000
Current portion of long-term debt	52,500,000	52,500,000

Total current liabilities	100,609,000	105,900,000
LONG-TERM DEBT, net of current portion	597,501,000	545,035,000
DEFERRED REVENUE, net of current portion	—	13,009,000
DEFERRED INCOME TAX LIABILITY	42,227,000	75,508,000

Total liabilities	$740,337,000	$739,452,000

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; 310,000 shares issued and outstanding; liquidation preference of $1,000 per share, plus cumulative dividends at 6.5% per year. Unpaid dividends were $4,198,000 as of December 31, 2002 and 2003	—	—
Common stock—Class A, $.001 par value, 30,000,000 shares authorized; 22,389,000 and 22,400,000 shares issued and outstanding as of December 31, 2002 and 2003, respectively	23,000	23,000
Common stock—Class B, $.001 par value, 150,000,000 shares authorized; 2,867,000 shares issued and outstanding as of December 31, 2002 and 2003	3,000	3,000
Common stock—Class C, $.001 par value, 150,000,000 shares authorized; 3,132,000 shares issued and outstanding as of December 31, 2002 and 2003	3,000	3,000
Common stock—Class D, $.001 par value, 150,000,000 shares authorized; 76,171,000 and 76,341,000 shares issued and outstanding as of December 31, 2002 and 2003, respectively	76,000	76,000
Accumulated other comprehensive loss	(3,006,000)	(2,605,000)
Stock subscriptions receivable	(33,344,000)	(35,017,000)
Additional paid-in capital	1,408,435,000	1,410,460,000
Accumulated deficit	(128,167,000)	(94,524,000)

Total stockholders’ equity	$1,244,023,000	$1,278,419,000

Total liabilities and stockholders’ equity	$1,984,360,000	$2,017,871,000

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2001	2002	2003
REVENUE:
Broadcast revenue, including barter revenue of $3,034,000, $3,681,000 and $3,438,000, respectively	$276,919,000	$335,752,000	$344,650,000
Less: Agency commissions	33,115,000	39,901,000	41,500,000

Net broadcast revenue	243,804,000	295,851,000	303,150,000

OPERATING EXPENSES:
Program and technical, excluding depreciation and amortization shown separately below	40,791,000	49,582,000	51,496,000
Selling, general and administrative excluding depreciation and amortization shown separately below	79,672,000	94,884,000	92,157,000
Corporate expenses excluding depreciation and amortization shown separately below	10,065,000	13,765,000	14,334,000
Depreciation and amortization	129,723,000	17,640,000	18,078,000

Total operating expenses	260,251,000	175,871,000	176,065,000

Operating income (loss)	(16,447,000)	119,980,000	127,085,000
INTEREST EXPENSE	63,358,000	59,143,000	41,438,000
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	—	2,123,000
GAIN (LOSS) ON SALE/RETIREMENT OF ASSETS, net	4,224,000	133,000	(45,000)
OTHER INCOME, net	991,000	1,213,000	2,766,000

Income (loss) before benefit (provision) for income taxes, extraordinary item and cumulative effect of a change in accounting principle	(74,590,000)	62,183,000	86,245,000
BENEFIT (PROVISION) FOR INCOME TAXES	24,550,000	(25,282,000)	(32,462,000)

INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	(50,040,000)	36,901,000	53,783,000
EXTRAORDINARY LOSS ON DEBT RETIREMENT, net of taxes of $2,564,000	(5,207,000)	—	—
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, net of income taxes of $15,038,000	—	(29,847,000)	—

Net income (loss)	$(55,247,000)	$7,054,000	$53,783,000

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$(75,387,000)	$(13,086,000)	$33,643,000

BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE:
Net income (loss) before extraordinary item and cumulative effect of a change in accounting principle	$(0.78)	$0.16	$0.32
Extraordinary loss	(0.05)	—	—
Cumulative effect of a change in accounting principle	—	(0.29)	—

Net income (loss)	$(0.83)	$(0.13)	$0.32

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	90,295,000	101,821,000	104,621,000

Diluted	90,295,000	101,821,000	105,071,000

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2001, 2002 and 2003

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Comprehensive Income	Accumulated Other Comprehensive Loss	Stock Subscriptions Receivable	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, as of December 31, 2000	$—	$23,000	$3,000	$3,000	$58,000		$—	$(9,005,000)	$1,105,681,000	$(39,694,000)	$1,057,069,000
Comprehensive loss:
Net loss	—	—	—	—	—	$(55,247,000)	—	—	—	(55,247,000)	(55,247,000)
Unrealized loss on derivative and hedging activities from cumulative effect of accounting change, net of taxes	—	—	—	—	—	(2,630,000)	(2,630,000)	—	—	—	(2,630,000)
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	(6,423,000)	(6,423,000)	—	—	—	(6,423,000)

Comprehensive loss						$(64,423,000)

Preferred stock dividends	—	—	—	—	—		—	—	—	(20,140,000)	(20,140,000)
Issuance of stock for acquisition	—	—	—	—	6,000		—	—	81,327,000	—	81,333,000
Stock sold to officers	—	—	—	—	2,000		—	(22,661,000)	21,103,000	—	(1,556,000)
Employee exercise of options for 66,000 shares of common stock	—	—	—	—	—		—	—	550,000	—	550,000
Preferred stock issuance costs	—	—	—	—	—		—	—	(9,000)	—	(9,000)

BALANCE, as of December 31, 2001	—	23,000	3,000	3,000	66,000		(9,053,000)	(31,666,000)	1,208,652,000	(115,081,000)	1,052,947,000
Comprehensive income:
Net income	—	—	—	—	—	$7,054,000	—	—	—	7,054,000	7,054,000
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	6,047,000	6,047,000	—	—	—	6,047,000

Comprehensive income						$13,101,000

Preferred stock dividends	—	—	—	—	—		—	—	—	(20,140,000)	(20,140,000)
Issuance of stock	—	—	—	—	10,000		—	—	198,703,000	—	198,713,000
Interest on stock subscriptions receivable	—	—	—	—	—		—	(1,678,000)	—	—	(1,678,000)
Employee exercise of options for 101,000 shares of common stock	—	—	—	—	—		—	—	783,000	—	783,000
Tax effect of non-qualified option exercises	—	—	—	—	—		—	—	372,000	—	372,000
Repurchase of stock	—	—	—	—	—		—	—	(75,000)	—	(75,000)

BALANCE, as of December 31, 2002	—	23,000	3,000	3,000	76,000		(3,006,000)	(33,344,000)	1,408,435,000	(128,167,000)	1,244,023,000
Comprehensive income:
Net income	—	—	—	—	—	$53,783,000	—	—	—	53,783,000	53,783,000
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	401,000	401,000	—	—	—	401,000

Comprehensive income						$54,184,000

Preferred stock dividends	—	—	—	—	—		—	—	—	(20,140,000)	(20,140,000)
Interest on stock subscriptions receivable	—	—	—	—	—		—	(1,673,000)	—	—	(1,673,000)
Employee exercise of options for 172,000 shares of common stock	—	—	—	—	—		—	—	1,545,000	—	1,545,000
Tax effect of non-qualified option exercises	—	—	—	—	—		—	—	480,000	—	480,000

BALANCE, as of December 31, 2003	$—	$23,000	$3,000	$3,000	$76,000		$(2,605,000)	$(35,017,000)	$1,410,460,000	$(94,524,000)	$1,278,419,000

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2001	2002	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(55,247,000)	$7,054,000	$53,783,000
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	129,723,000	17,640,000	18,078,000
Amortization of debt financing costs, unamortized discount and deferred interest	2,074,000	2,054,000	1,696,000
Deferred income taxes	(24,783,000)	24,786,000	31,893,000
Equity in net loss of affiliated company	—	—	2,123,000
Cumulative effect of a change in accounting principle, net of tax	—	29,847,000	—
Non-cash compensation	951,000	1,414,000	1,745,000
Loss on investments	1,623,000	1,532,000	—
(Gain) loss on sale/retirement of assets	(4,224,000)	(133,000)	45,000
Extraordinary loss on debt retirement	7,771,000	—	—
Effect of change in operating assets and liabilities:
Trade accounts receivable, net	(2,712,000)	(7,808,000)	2,273,000
Prepaid expenses and other current assets	26,000	(180,000)	438,000
Income tax receivable	(724,000)	111,000	—
Other assets	377,000	(1,432,000)	695,000
Accounts payable	(10,631,000)	(570,000)	10,000
Accrued expenses and other current liabilities	15,559,000	(3,494,000)	(3,059,000)

Net cash flows from operating activities	59,783,000	70,821,000	109,720,000

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(9,283,000)	(10,971,000)	(11,382,000)
Equity investments	(613,000)	(846,000)	(19,351,000)
Purchase of short term investments	—	(40,700,000)	(40,700,000)
Proceeds from sale of short term investments	—	—	40,700,000
Proceeds from sale of assets	69,432,000	731,000	—
Purchase of tower broadcasting rights and other intangible assets	—	—	(1,279,000)
Deposits and payments for station purchases	(206,464,000)	(53,491,000)	(12,345,000)

Net cash flows from investing activities	(146,928,000)	(105,277,000)	(44,357,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	$(308,746,000)	$(130,021,000)	$(52,500,000)
Proceeds from debt issuances	300,000,000	—	—
Proceeds from bank credit facility	135,000,000	—	—
Deferred financing costs	(8,274,000)	—	—
Proceeds from issuance of common stock, net of issuance costs	—	198,812,000	—
Payment of preferred stock dividends	(20,140,000)	(20,140,000)	(20,140,000)
Payment of preferred stock issuance costs	(9,000)	—	—
Proceeds from exercise of stock options	550,000	783,000	1,545,000
Interest on stock subscriptions receivable	—	(1,678,000)	(1,673,000)

Net cash flows from financing activities	98,381,000	47,756,000	(72,768,000)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	11,236,000	13,300,000	(7,405,000)
CASH AND CASH EQUIVALENTS, beginning of year	20,879,000	32,115,000	45,415,000

CASH AND CASH EQUIVALENTS, end of year	$32,115,000	$45,415,000	$38,010,000

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for-
Interest	$38,319,000	$62,101,000	$39,894,000

Income taxes	$(1,610,000)	$462,000	$671,000

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2001, 2002 and 2003

1.    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Organization and Business

Radio One, Inc. (a Delaware corporation referred to as Radio One) and subsidiaries (collectively referred to as the Company) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and/or operates 67 radio stations in 22 markets throughout the United States.

The Company’s operating results are significantly affected by its share of the audience in markets where it owns and/or operates stations. To increase its share, the Company has made and may continue to make significant acquisitions of radio stations, which may require it to incur additional debt. The service of this debt could require the Company to make significant debt service payments.

In September 2001, the Company began providing programming services to XM Satellite Radio Inc. (XM). Under its agreement with XM, The Company currently provides five channels of urban radio programming to XM. The Company is in negotiations with XM following XM’s recent announcement of a change in XM’s programming line-up. Revenue derived from the Company’s agreement with XM was insignificant in 2001, 2002 and 2003.

In July 2003, the Company entered into a joint venture agreement with an affiliate of Comcast Corporation and other investors to create TV One, LLC (TV One), an entity formed to launch a cable television network featuring entertainment, opinion and news-related programming targeted primarily towards African-American viewers. The Company expects to make a cash investment of approximately $74.0 million in TV One over four years. The Company will also provide advertising and management services to TV One over the next five years (through January 2009), for which the Company has received additional equity in TV One.

(b) Basis of Presentation

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

Certain reclassifications have been made to prior period amounts to conform with the 2003 presentation.

(c) Cash, Cash Equivalents and Short Term Investments

Cash and cash equivalents consist of cash, repurchase agreements and money market accounts at various commercial banks. All cash equivalents have original maturities of 90 days or less. For cash and cash equivalents, cost approximates market value.

The Company has evaluated its investment policies consistent with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115) and determined that all of its short term investment securities are to be classified as available-for-sale. Under this requirement, securities are marked to market through stockholders’ equity. The carrying value of the Company’s available-for-sale securities approximates fair value. As a result, the impact on stockholders’ equity is immaterial and has not been recorded. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income on the accompanying statements of operations.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

The Company had the following balances for cash, cash equivalents and short term investments:

	December 31,
	2002	2003
Cash on deposit	$22,550,000	$22,836,000
Money market funds	22,865,000	15,174,000
Short term investments	40,700,000	40,700,000

(d) Trade Accounts Receivable

Trade accounts receivable is recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in the Company’s existing accounts receivable. The Company determines the allowance based on the aging of the receivables, the impact of economic conditions on the advertisers’ ability to pay, and other factors which, in management’s judgment, deserve current recognition.

(e) Equity Method Investments

The Company accounts for its investment in TV One under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company has recorded an investment in the partnership interest of TV One at cost and has adjusted the carrying amount of the investment to recognize the share of losses of TV One after the date of the initial investment. The Company will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. The Company has determined that although TV One is a variable interest entity (as defined by Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”), the Company is not the primary beneficiary of TV One.

(f) Goodwill and FCC Licenses

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. FCC licenses acquired in business combinations are valued using a discounted cash flow analysis. Prior to January 1, 2002, goodwill and FCC licenses were amortized over a 15-year period (excluding the assets acquired from Blue Chip Broadcasting, Inc. and Sinclair Telecable, Inc.). Commencing January 1, 2002, goodwill and FCC licenses are not amortized, but are tested annually for impairment at the reporting unit level. Impairment of goodwill is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge for goodwill is recorded for the excess. The Company determined that its long-lived assets were not impaired during 2003 and, accordingly, no impairment charge was recognized. See also Note 4, Goodwill and Intangible Assets.

(g) Impairment of Long-Lived Assets Excluding Goodwill and FCC Licenses

The Company accounts for the impairment of long-lived assets, excluding goodwill and FCC licenses, in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets, excluding goodwill and FCC licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. The Company determined that its long-lived assets were not impaired during 2003 and, accordingly, no impairment charge was recognized.

(h) Financial Instruments

Financial instruments as of December 31, 2002 and 2003 consist of cash and cash equivalents, short term investments, trade accounts receivable, notes receivable (which are included in other current assets), accounts payable, accrued expenses, long-term debt and subscriptions receivable. The carrying amounts approximate fair value for each of these financial instruments except for the 8 7/8% Senior Subordinated Notes as of December 31, 2002 and 2003, which have a fair value of approximately $325.9 million and $331.5 million, respectively, as compared to a carrying value of $300.0 million for both years. The fair value is determined based on the fair market value of similar instruments.

(i) Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standard No. 137 (SFAS No. 137), “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133” and “Statement of Financial Accounting Standard No. 138” (SFAS No. 138), Accounting for Certain Derivative Instruments and Certain Hedging Activities on January 1, 2001. This standard requires the Company to recognize all derivatives, as defined in SFAS No. 133, on the balance sheet at fair value. Derivative value changes are recorded in income for any contracts not classified as qualifying cash flow hedges. For derivatives in qualifying cash flow hedge relationships, any change in value is recognized in earnings. The change in derivative fair value depends on the classification of the derivative as a hedging instrument. For derivatives in qualifying cash flow hedge relationships, the effective portion of the derivative value change must be recorded through other comprehensive income, a component of stockholders’ equity, net of tax.

(j) Revenue Recognition

Revenue for broadcast advertising is recognized when the commercial is broadcast and is reported net of agency commissions in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”. Agency commissions, when applicable, are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency and the agency remits the gross billing, less their commission, to the Company.

(k) Barter Arrangements

The Company broadcasts certain customers’ advertising in exchange for equipment, merchandise and services. The estimated fair value of the equipment, merchandise or services received is recorded as an expense or capitalized as they are used, consumed or received. Barter revenue is recognized as the related advertising is aired.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

(l) Advertising

The Company expenses advertising costs as incurred. Total advertising expenses were $4,897,000, $7,040,000 and $7,366,000 in 2001, 2002 and 2003, respectively.

(m) Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company provides a valuation allowance on its net deferred tax assets when it is more likely than not that such assets will not be realized. Deferred income tax expense or benefits are based upon the changes in the asset of liability from period to period.

(n) Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principle Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”), and related interpretations, and complies with the disclosure provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under APB 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price.

At December 31, 2003, the Company had one stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the determined market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	For the Year Ended December 31,
	2001	2002	2003
Net income (loss) applicable to common stockholders, as reported:	$(75,387,000)	$(13,086,000)	$33,643,000
Add: stock-based employee compensation expense included in net income (loss)	—	—	—
Less: total stock-based employee compensation expense determined under fair value-based method for all awards	4,912,000	8,218,000	12,454,000

Pro forma net income (loss) applicable to common stockholders	$(80,299,000)	$(21,304,000)	$21,189,000

As reported net income (loss) per share—basic and diluted	$(0.83)	$(0.13)	$0.32
Pro forma net income (loss) per share —basic and diluted	$(0.89)	$(0.21)	$0.20

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

The per share weighted-average fair value of employee options granted during the year ended December 31, 2001, 2002 and 2003 was $11.98, $6.28 and $11.42, respectively, on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2001	2002	2003
Average risk-free interest rate	3.66%	2.11%	3.28%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	3 years	3 years	5 years
Expected volatility	141%	62%	72%

(o) Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive income (loss) consists principally of gains and losses on derivative instruments that qualify for cash flow hedge treatment.

(p) Segment Reporting

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

(q) Net Income (Loss) Applicable to Common Stockholders

In July 2000, the Company completed a private placement of $310.0 million of 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (HIGH TIDES), at $1,000 per security. Dividends accrue on the HIGH TIDES at 6 1/2% per annum from the date of original issuance. Dividends are paid quarterly in arrears, commencing October 15, 2000. The earnings available for common stockholders for the years ended December 31, 2001, 2002 and 2003, is the net income (loss) less the dividends of $20,140,000 paid in each year on the HIGH TIDES.

(r) Earnings Per Share

Earnings per share (EPS) is based on the weighted average number of common and diluted common equivalent shares for stock options and warrants outstanding during the period the calculation is made, divided into the earnings available for common stockholders. Diluted common equivalent shares consist of shares issuable upon the exercise of stock options and warrants, using the treasury stock method. For the years ended December 31, 2001 and 2002, approximately 3,189,000 and 4,021,000, respectively, attributable to the exercise of outstanding options were excluded from the calculation of diluted EPS because the effect was antidilutive.

(s) Impact of Recently Issued Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard No. 142 (SFAS No. 142) “Goodwill and Other Intangible Assets.” This pronouncement

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

requires a non amortization approach to account for purchased goodwill and certain other intangible assets. Under a non-amortization approach, goodwill and certain intangibles would not be amortized into results of operations but, instead, would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than their fair value. The Company adopted the provisions of this statement, which apply to goodwill and other indefinite life intangible assets acquired prior to June 30, 2001, effective January 1, 2002. The Company adopted the provisions of this statement that apply to goodwill and other indefinite life intangible assets acquired after June 30, 2001, effective July 1, 2001. The adoption of these accounting standards has eliminated the amortization of goodwill and FCC broadcast licenses commencing January 1, 2002. SFAS No. 142 has had a material impact on the Company’s financial statements, as the amounts previously recorded for the amortization of goodwill and FCC broadcast licenses were significant. The Company recorded amortization expense of approximately $114.0 million for the year ended December 31, 2001, but did not record any amortization expense for the years ended December 31, 2002 and 2003 as a result of the adoption of SFAS No. 142. Upon adopting the transitional rules of SFAS No. 142, the Company recorded an impairment charge of $23.2 million, net of an income tax benefit of $14.5 million in the first quarter of 2002, as the carrying value of certain of its FCC licenses exceeded the appraised fair value. In accordance with SFAS No. 142, the Company reflected this charge as a cumulative effect of an accounting change, effective January 1, 2002, in its statement of operations.

The Company adopted the final provision of SFAS No. 142 in the fourth quarter of 2002 by reviewing the fair value of its reporting units and comparing that fair value to the net book value of the reporting unit. Based on this analysis, the Company determined that it had an impairment of goodwill (as defined in SFAS No. 142) in its Augusta, Georgia market and recognized an impairment charge of $6.6 million, net of an income tax benefit of $496,000 during the fourth quarter of 2002. As the provisions of SFAS No. 142 related to the impairment of goodwill and other indefinite life intangible assets are effective as of January 1, 2002, the financial information for the quarter ended March 31, 2002, which preceded the period in which the transitional goodwill impairment loss was measured, was restated to reflect the accounting change in that quarter.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123. This Statement amends FASB Statement No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements. The disclosures required by SFAS No. 148 are included in Note 1 to the consolidated financial statements.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This interpretation of ARB No. 51, “Consolidated Financial Statements,” requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 as amended, are effective for the first reporting period ending after March 15, 2004. The Company is currently evaluating the applicability of FIN 46 on its local marketing agreements (LMA), and the possible impact on the Company’s results of operations and financial position. The Company operates two stations under LMAs—WDBZ-AM in Cincinnati, OH and WAMJ-FM in Atlanta, GA. The Company is currently reviewing these agreements to determine if the licensor represents a variable interest

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

entity to the Company. The Company believes the exposure to loss because of its involvement with the license holder is minimal and can be measured by the incremental depreciation expense from the addition of the fixed assets of the license holder. Aggregate net broadcast revenue for these stations was approximately $1.9 million during the year ended December 31, 2003. The Company paid LMA fees of approximately $191,000 under these agreements to the license holders for the year ended December 31, 2003. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 is not expected to have a material impact on the Company’s financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 requires that contracts with comparable characteristics be accounted for in a similar manner, clarifies the circumstances under which a contract with an initial investment meets the characteristics of a derivative and when a derivative contains a financing component that warrants special reporting in the statements of cash flows. The statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The provisions of SFAS No. 149 generally are to be applied prospectively only. The adoption of SFAS No. 149 did not have a material impact on the Company’s financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 addresses the classification and measurement of mandatorially redeemable freestanding financial instruments, including those that comprise more than one option or forward contract, and requires an issuer to classify certain instruments as liabilities. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company’s financial statements.

The Emerging Issues Task Force issued EITF No. 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor addresses: (a) the circumstances under which cash consideration received from a vendor by a reseller should be classified as (i) a reduction in expense, (ii) a reduction in cost of sales, or (iii) revenue; and (b) the measurement and recognition of cash consideration rebates or refunds. The issue also expands cash consideration to include “credits” that the customer/reseller may apply against trade amounts owed to the vendor. For (a), EITF 02-16 is effective for arrangements entered into after December 31, 2002. For (b), EITF 02-16 is effective for arrangements entered into after November 21, 2002. Based on its current sales and marketing arrangements, the application of this pronouncement did not have a material impact on the Company’s financial statements.

2.    ACQUISITIONS AND DISPOSITIONS:

In August 2003, the Company made its first capital contribution of approximately $18.5 million to TV One, LLC. On a fully-diluted basis, the Company owns approximately 40% of TV One and is accounting for this investment under the equity method of accounting. Accordingly, the Company is recognizing its ratable share of TV One’s net loss. See Note 5 below for further discussion.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

In July 2003, the Company completed the acquisition of the outstanding stock of Hawes-Saunders Broadcast Properties, Inc., owner and operator of WRNB-FM (formerly WROU-FM) licensed to West Carrollton, OH, for approximately $9.2 million in cash. The Company began operating the station under a local marketing agreement (LMA) in March 2003. The acquisition also resulted in the recording of approximately $8.8 million of FCC licenses and approximately $2.2 million of other intangible assets, which includes the recording of a deferred tax liability of $2.1 million for the difference in book and tax basis in the assets acquired from the purchase price being in excess of the net book value of the acquired entity.

In conjunction with the Company’s August 2001 purchase of Blue Chip Broadcasting, Inc., the Company began operating WEGK-FM (formerly WBLO-FM), licensed to Charlestown, Indiana, under a local marketing agreement and obtained an option to purchase the station. In February 2003 the company completed the acquisition for approximately $2.3 million in cash.

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

In August 2001, the Company completed the acquisition of the outstanding stock of Blue Chip Broadcasting, Inc., owner and/or operator of 16 radio stations (WIZF-FM, licensed to Erlanger, Kentucky, WMJM-FM, licensed to Jeffersontown, Kentucky, WDJX-FM and WXMA-FM (formerly WULV-FM), licensed to Louisville, Kentucky, WLRS-FM, licensed to Shepherdsville, Kentucky, WLXO-FM, licensed to Stamping Ground, Kentucky, WGZB-FM, licensed to Corydon, Indiana, KTTB-FM, licensed to Glencoe, Minnesota, WDHT-FM (formerly WING-FM), licensed to Dayton, Ohio, WING-AM, licensed to Springfield, Ohio, WGTZ-FM, licensed to Eaton, Ohio, WKSW-FM, licensed to Urbana, Ohio, WJYD-FM, licensed to London, Ohio, WCKX-FM, licensed to Columbus, Ohio, WXMG-FM, licensed to Upper Arlington, Ohio and WEGK-FM (formerly WBLO-FM), licensed to Charlestown, Indiana, which was operated under a local marketing agreement (LMA)), for approximately $106.7 million in cash, 5,773,824 shares of Class D common stock and the assumption of outstanding debt. The Company financed the acquisition with common stock of the Company and cash drawn from its bank credit facility. In connection with the transaction, the Company also entered into an LMA with Blue Chip Communications, Inc. for WDBZ-AM, licensed to Cincinnati, Ohio. This acquisition resulted in the recording of approximately $7.5 million of fixed assets, $73.2 million of FCC licenses and $135.4 million of other intangible assets, which includes the recording of a deferred tax liability of $33.0 million for the difference in book and tax basis in the assets acquired from the purchase price being in excess of the net book value of the acquired entity.

In August 2001, the Company completed the acquisition of substantially all of the assets of three radio stations (WCDX-FM, licensed to Mechanicsville, Virginia, WPZZ-FM (formerly WRHH-FM) and WROU-AM (formerly WGCV-AM), licensed to Petersburg, Virginia) from Sinclair Telecable, Inc. and one station WJMO-FM (formerly WJRV-FM), licensed to Richmond, Virginia, from Commonwealth Broadcasting, LLC for approximately $34.0 million in cash. On May 6, 1999, the Company entered into an asset purchase agreement to acquire those four stations for approximately $34.0 million. The Company operated the three FM stations under an LMA and paid approximately $2.8 million and $1.6 million in time brokerage agreement (“TBA”) fees for the years ended December 31, 2000 and 2001, respectively, that are included in interest expense in the accompanying consolidated statements of operations for the years ended December 31, 2000 and 2001. This acquisition resulted in the recording of approximately $1.6 million of fixed assets, $30.4 million of FCC licenses and $2.0 million of other intangible assets.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

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

The unaudited pro forma summary consolidated results of operations for the year ended December 31, 2001, assuming that all material acquisitions previously discussed which were completed during the years ended December 31, 2001, had occurred as of January 1, 2001, are as follows:

2001
Net broadcast revenue	$261,663,000
Operating expenses, excluding depreciation and amortization	132,726,000
Corporate expenses	10,378,000
Depreciation and amortization	131,812,000

Operating loss	(13,253,000)
Interest expense	66,190,000
Gain on sale of assets	4,224,000
Other income, net	677,000
Benefit (provision) for income taxes	24,531,000
Extraordinary loss	(5,207,000)

Net loss	$(55,218,000)

Net loss applicable to common stockholders	$(75,358,000)

Basic and diluted loss per common share	$(0.83)

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

The pro forma statements of operations for the year ended December 31, 2001, were prepared to reflect SFAS No. 142 for transactions that were completed subsequent to June 30, 2001. The new pronouncements require the use of purchase accounting and the use of a non-amortization approach to account for certain purchased intangible assets. Under the non-amortization approach, certain intangible assets would be tested for impairment, rather than being amortized to earnings. In accordance with SFAS No. 142, for acquisitions completed after June 30, 2001, the Company has not recorded amortization expense related to the values assigned to FCC licenses and goodwill in the accompanying pro forma statements.

The pro forma statement of operations for the years ended December 31, 2002 and 2003 was not prepared as the acquisitions completed in 2002 and 2003 were determined to not be significant.

3.    PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the related estimated useful lives. Property and equipment consists of the following:

	December 31,		Estimated Useful Lives
	2002	2003
PROPERTY AND EQUIPMENT:
Land and improvements	$4,191,000	$4,191,000	—
Building and improvements	1,792,000	1,939,000	31 years
Transmitters and towers	17,957,000	20,683,000	7-15 years
Equipment	34,488,000	42,314,000	5-7 years
Leasehold improvements	6,631,000	8,234,000	Lease Term
Construction-in-progress	3,405,000	2,547,000

	68,464,000	79,908,000
Less: Accumulated depreciation	(26,842,000)	(37,233,000)

Property and equipment, net	$41,622,000	$42,675,000

Depreciation expense for the years ended December 31, 2001, 2002 and 2003, was $6,701,000, $9,218,000 and $10,612,000, respectively.

Repairs and maintenance costs are expensed as incurred.

4.    GOODWILL AND INTANGIBLE ASSETS:

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

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

adoption of these accounting standards has eliminated the amortization of goodwill and FCC broadcast licenses commencing January 1, 2002. SFAS No. 142 has had a material impact on the Company’s financial statements, as the amounts previously recorded for the amortization of goodwill and FCC broadcast licenses were significant.

The following table summarizes the Company’s estimate of the effects of SFAS No. 142 as of the beginning of the period presented. For 2001, the net loss is adjusted to eliminate the amortization expense recognized in those period related to goodwill and FCC licenses, as these indefinite-lived assets are no longer amortized under SFAS No. 142. The adjusted amounts below do not include any adjustments for potential impairment of the Company’s indefinite-lived assets that could have resulted if the Company had adopted SFAS No. 142 as of the beginning of the year presented and performed the required impairment test under this standard.

For the Year Ended December 31, 2001
Net loss before extraordinary item	$(50,040,000)
Add: amortization of goodwill, net of taxes	4,763,000
Add: amortization of FCC licenses, net of taxes	71,786,000

Adjusted net income before extraordinary item	26,509,000
Extraordinary loss on debt retirement	(5,207,000)

Adjusted net income	21,302,000
Preferred dividend requirement	(20,140,000)

Adjusted net income applicable to common stockholders	$1,162,000

Net income (loss) per share-basic and diluted:
Net loss before extraordinary item	$(0.78)
Amortization of goodwill, net of taxes	0.05
Amortization of FCC licenses, net of taxes	0.80

Adjusted net income before extraordinary item	0.07
Extraordinary loss on debt retirement	(0.06)

Adjusted net income applicable to common stockholders	$0.01

Weighted shares outstanding:
Basic	90,295,000
Diluted	90,751,000

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

The Company adopted the final provision of SFAS No. 142 in the fourth quarter of 2002 by reviewing the fair value of its reporting units and comparing that fair value to the net book value of the reporting unit. Based on this analysis, the Company determined that it had an impairment of goodwill (as defined in SFAS No. 142) in its Augusta, Georgia market and recognized an impairment charge of approximately $6.6 million, net of an income tax benefit of $496,000 during the fourth quarter of 2002.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

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

The following table presents the changes in the carrying amount of goodwill for the year ended December 31, 2003:

Balance as of December 31, 2002	$79,002,000
Acquisitions	2,514,000
Purchase price allocation adjustment	33,000,000

Balance as of December 31, 2003	$114,516,000

Other intangible assets, excluding goodwill and FCC licenses are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	December 31,
	2002	2003	Period of Amortization
Trade names	$26,224,000	$26,264,000	2-5 Years
Debt financing costs	14,336,000	14,336,000	Term of debt
Favorable transmitter site and other intangibles	3,211,000	4,498,000	6-60 Years
Non-compete agreement	223,000	223,000	3 Years

	$43,994,000	$45,321,000
Less: Accumulated amortization	(16,681,000)	(25,843,000)

Other intangible assets, net	$27,313,000	$19,478,000

Amortization expense for the years ended December 31, 2001, 2002 and 2003, was $123,022,000, $8,422,000 and $7,466,000, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The following table presents the Company’s estimate of amortization expense for each of the five succeeding years for intangible assets, excluding goodwill, FCC licenses, and deferred financing costs.

2004	$5,046,000
2005	1,537,000
2006	286,000
2007	100,000
2008	95,000

Future amortization expense may vary as a result of future acquisitions and dispositions.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

5.    INVESTMENT IN AFFILIATED COMPANY:

In July 2003, the Company entered into a joint venture agreement with an affiliate of Comcast Corporation and other investors to create TV One, an entity formed to launch a cable television network targeted primarily towards African-American viewers. In 2003, the Company made its initial cash investment of $18.5 million and expects to make a total cash investment of $74.0 million over four years. The Company is accounting for this investment using the equity method of accounting, under which the Company initially recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the Company’s share of the losses of TV One after the date of its initial investment. For the year ended December 31, 2003, the Company’s allocable share of TV One’s losses was approximately $2.1 million.

In addition to its cash investment, the Company entered into a network services agreement with TV One. Under the network services agreement, the Company is to provide TV One with administrative and operational support services and access to Company personalities. The network services agreement expires in January 2009. In exchange for the services to be provided, the Company received an additional equity interest in TV One. Additionally, TV One pays the Company an annual service fee of $500,000 in cash.

In 2003, the Company also entered into an advertising services agreement with TV One. In accordance with the advertising services agreement, the Company is to provide a specified amount of advertising to TV One over a term of five years ending in January 2009. The Company has determined that the most reliable measure of fair value of the equity received under the advertising services agreement is the advertising time that it is to provide to TV One. As the value of the transaction was based on the value of the services provided and not based on the equity received, there is a single measurement date, which is the date upon which the equity in TV One was conveyed to the Company.

The Company accounted for these services transactions in accordance with EITF 00-8, Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services. Initially, the Company recorded an asset of approximately $17.0 million, which approximates the fair value of the equity consideration received to provide such services. This amount is included in Investment in Affiliated Company with a corresponding deferred revenue liability, on the accompanying balance sheet. The Company will re-measure the fair value of the equity received to complete its obligations under the network services agreement in each subsequent reporting period as the services are provided. Changes in the value will be recorded in the interim period of change.

6.    DERIVATIVE INSTRUMENTS:

During 2000, the Company entered into fixed rate swap agreements to reduce exposure to interest rate fluctuations on certain floating rate debt commitments. The Company accounts for swap agreements under the mark-to-market method of accounting. The Company recorded an adjustment of approximately $2.6 million, net of an income tax benefit of approximately $1.2 million on January 1, 2001, to record the liability related to the fair value of these swap agreements. This amount was recorded as a cumulative effect of change in accounting principle, which is included as a component of accumulated other comprehensive income in the accompanying consolidated balance sheets. The Company then recorded a $6.4 million valuation adjustment, net of an income tax benefit of approximately $3.2 million, to record the swap agreements at fair market value as of December 31, 2001. This amount is also recorded as a component of accumulated other comprehensive income as the Company has designated the agreements as qualifying cash flow hedges. Interest paid under the swap agreements was $5.2 million in 2001. These interest rate agreements and the corresponding hedge relationships expired in December 2002.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

As a result of the expiration in December 2002 of then existing interest rate swap agreements, the Company entered into one interest rate swap agreement in June 2002 and three additional interest rate swap agreements in October 2002 with the following terms:

Agreement	Notional Amount	Expiration	Fixed Rate
No. 1	$25.0 million	June 7, 2004	3.51%
No. 2	50.0 million	December 4, 2004	2.55%
No. 3	50.0 million	December 5, 2005	3.01%
No. 4	100.0 million	October 5, 2006	3.39%

Each swap agreement is accounted for as a qualifying cash flow hedge of the Company’s senior bank term debt in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instruments as reflected on the accompanying balance sheets.

Under the swap agreements, the Company pays the fixed rate listed in the table above plus a spread based on its leverage ratio (as defined in its bank credit facility). The counterparties to agreements pay the Company a floating interest rate based on the three-month LIBOR (measurement and settlement is performed quarterly). The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments as of December 31, 2003 to be a liability of approximately $4.2 million. The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are parties to the Company’s swap agreements contracts. The fair value is an estimate of the net amount that the Company would pay on December 31, 2003 if the agreements were transferred to other parties or cancelled by the Company.

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

7.    LONG-TERM DEBT:

Long-term debt consists of the following:

	December 31,
	2002	2003
8 7/8% Senior subordinated notes	$300,000,000	$300,000,000
Bank credit facility	350,000,000	297,500,000
Capital lease obligations	1,000	35,000

Total long-term debt	650,001,000	597,535,000
Less: current portion	(52,500,000)	(52,500,000)

Long term debt, net of current portion	$597,501,000	$545,035,000

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

Senior Subordinated Notes

In May 1997, the Company completed an offering of $85.5 million of 12% Senior Subordinated Notes due 2004 (“Former Notes”), realizing net proceeds of $72.8 million. The $85.5 million face value of the notes was offset by a bond issue discount of $10.5 million. The Former Notes paid cash interest at 7.0% per annum through May 15, 2000, and at 12% thereafter, with the balance of 5% accreting into the principal balance through May 15, 2000. The total principal balance of the Former Notes was due at maturity. The balance of the Former Notes was paid off in May 2001 from the net proceeds from the sale of the Company’s 8 7/8% Senior Subordinated Notes due 2011 (“Notes”).

In May 2001, the Company closed a private offering of $300.0 million of Notes realizing net proceeds of $291.8 million. The Company recorded $8.2 million in deferred offering costs which are being amortized to interest expense over the life of the Notes using the effective interest rate method. The net proceeds of the offering were primarily used to repay amounts owed on the Company’s bank credit facility and the entire balance of the Former Notes. During the year ended December 31, 2001, the Company recognized an extraordinary loss of $5.2 million, net of income tax benefit of approximately $2.6 million relating to the early retirement of the Former Notes.

This loss consisted of the write-off of the unamortized balance of the related deferred offering costs, underwriter’s discount and prepayment penalties associated with the Former Notes.

Bank Credit Facility

In July 2000, the Company established various credit facilities under an agreement with a group of financial institutions whereby the Company may borrow up to $750.0 million. This agreement was subsequently amended on March 18, 2002 (the “Amended and Restated Credit Agreement”) to provide a new facility under which the Company may borrow up to $600.0 million. The bank credit facility contains covenants limiting the Company’s ability to incur additional debt and additional liens, make dividend and other payments with respect to the Company’s equity securities, make new investments and sell assets. This bank credit facility also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit the Company’s ability to borrow or otherwise raise funds in the credit and capital markets.

The bank credit facility consists of Term A Loans (the “Loan”) in an amount up to $350.0 million and a credit line (the “Revolver”) in an amount up to $250.0 million that may be borrowed on a revolving basis. The interest rate on the bank credit facility is LIBOR plus a spread based on the Company’s leverage ratio, as defined in the credit agreement. The credit facility requires quarterly interest payments. The credit facility also requires minimum quarterly principal payments, which commenced March 31, 2003 and $250.0 million remained available (subject to various covenant restrictions) to be drawn down from the Revolver. The loans mature in June 2007. The weighted average interest rate for the bank credit facility was 7.29% and 5.30% in 2002 and 2003, respectively.

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

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

Future minimum principal payments of long-term debt as of December 31, 2003 are as follows:

	Senior Subordinated Notes	Bank Credit Facility	Capital Leases
2004	$—	$52,500,000	$8,000
2005	—	70,000,000	7,000
2006	—	87,500,000	7,000
2007	—	87,500,000	7,000
2008	—	—	6,000
2009 and thereafter	300,000,000	—	—

Total long-term debt	$300,000,000	$297,500,000	$35,000

8.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2002 and 2003. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	December 31,
	2002		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$45,415,000	$45,415,000	$38,010,000	$38,010,000
Short term investments	40,700,000	40,700,000	40,700,000	40,700,000
Trade accounts receivable	64,565,000	64,565,000	62,331,000	62,331,000
Financial liabilities:
Accounts payable	7,211,000	7,211,000	7,221,000	7,221,000
Accrued interest	14,423,000	14,423,000	14,154,000	14,154,000
Accrued compensation and related benefits	12,184,000	12,184,000	14,038,000	14,038,000
Total long-term debt	$650,001,000	$675,901,000	$597,535,000	$629,035,000

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, short term investments, trade accounts receivable, accounts payable, accrued interest, and accrued compensation and related benefits. The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt: The fair value of the Company’s long-term debt is determined by either estimation by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers or by quoted market prices at the reporting date for the traded debt securities.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

9.    STOCKHOLDERS’ EQUITY:

Capitalization

As of December 31, 2003, the Company had authorized 30,000,000 shares of Class A common stock, which is entitled to one vote per share; 150,000,000 shares of Class B common stock, which is entitled to ten votes per share; 150,000,000 shares of non-voting Class C common stock; and 150,000,000 shares of non-voting Class D common stock.

Also, as of December 31, 2003, the Company had authorized 1,000,000 shares of convertible preferred stock of which 310,000 shares were designated 6.5% Convertible Preferred Stock (“HIGH TIDES”). Dividend on the HIGH TIDES is payable on January 15, April 15, July 15, and October 15 of each year commencing October 15, 2000. Aggregate dividends were $20,140,000 for each of the years ended December 31, 2001, 2002 and 2003, respectively. The HIGH TIDES are non-voting. Starting in July 2003, and continuing for two years, the Company has the right (but not the requirement) to redeem up to $310.0 million of its HIGH TIDES for cash. Depending on the underlying price of the Company’s Class D common stock at the time of settlement for this redemption (if elected by the Company), the Company would have to fund up to 100% of the amount of the HIGH TIDES to be redeemed in cash, although lesser amounts would be required if certain holders of the HIGH TIDES elect to receive shares of Class D common stock in lieu of cash. Subject to certain restrictions imposed by its bank credit facility, the Company could finance the cash redemption of the HIGH TIDES with borrowings under its bank credit facility, available free cash balances and/or a new preferred and/or common stock issuance. By July 2005, if the Company has not redeemed 100% of its HIGH TIDES for cash and/or stock, the Company must remarket the securities into a similar security priced at the then prevailing market prices for such a security. As of the date of this report, the Company has not elected to redeem its HIGH TIDES.

Class D Common Stock Issuances

In April 2002, the Company completed a public offering of 11,500,000 shares of its Class D Common Stock, 1,237,304 shares of which were offered for sale by certain selling stockholders. This offering resulted in net proceeds of approximately $198.8 million to the Company.

1999 Stock Option and Restricted Stock Grant Plan

Effective March 19, 1999, the Company adopted the 1999 Stock Option and Restricted Stock Grant Plan (the “Plan”) under which employees, consultants, and non-employee directors may be granted options to purchase shares of Class A and shares of Class D common stock of the Company. The Company has authorized 1,408,099 shares of Class A common stock and 3,816,198 shares of Class D common stock under the Plan. The options are exercisable in installments determined by the compensation committee of the Company’s board of directors. The options expire as determined by the committee, but no later than ten years from the date of grant. On April 11, 2002, the Company’s board of directors voted to increase the number of shares of Class D stock issuable under the Plan to 5,816,198 and to incorporate all prior amendments into the Plan. This amendment to the Plan was ratified by the Company’s stockholders on May 14, 2002.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

Transactions and other information relating to the Plan for the years ended December 31, 2001, 2002 and 2003 are summarized below:

	Year Ended December 31,
	2001		2002		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance, beginning of period	1,268,000	$10.56	3,189,000	$13.65	4,021,000	$14.02
Granted	2,293,000	15.14	1,097,000	14.59	1,470,000	18.63
Cancelled	(306,000)	15.75	(164,000)	14.43	(228,000)	15.22
Exercised	(66,000)	7.88	(101,000)	7.72	(172,000)	10.09

Balance, end of period	3,189,000	$13.65	4,021,000	$14.02	5,091,000	$15.43

Exercisable, end of period	420,000	$9.82	919,000	$12.53	1,663,282	$14.14

At December 31, 2003, there were 1,675,482 shares available under the plan for future grants. At December 31, 2003, all options have been issued to employees, officers and directors.

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 7.50 to $ 7.78	325,000	6.46	$7.59	235,000	$7.62
$ 8.11 to $12.19	196,000	5.43	8.33	187,000	8.22
$13.56 to $17.90	3,066,000	8.01	14.78	1,023,000	15.04
$18.88 to $26.53	1,504,000	9.68	19.37	218,000	22.03

	5,091,000		$15.43	1,663,000	$14.14

10.    INCOME TAXES:

Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

The Company acquired the stock of one company in each of the years ended December 31, 2001 and 2003. Associated with these stock purchases, the Company allocated the purchase price to the related assets acquired, with the excess purchase price allocated to goodwill. Usually, in a stock purchase, for income tax purposes, the underlying assets of the acquired companies retain their historical tax basis. Accordingly, the Company recorded a deferred tax liability of approximately $34.8 million and $2.1 million in 2001 and 2003, respectively, related to the difference between the book and tax basis for all of the assets acquired (excluding nondeductible goodwill).

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

A reconciliation of the statutory federal income taxes to the recorded income tax benefit (provision) is as follows:

	Year Ended December 31,
	2001	2002	2003
Statutory tax (@ 35% rate)	$26,100,000	$(21,764,000)	$(30,185,000)
Effect of state taxes, net of federal	3,500,000	(2,740,000)	(3,611,000)
Nondeductible goodwill	(2,050,000)	—	—
Other	(3,000,000)	(778,000)	1,334,000

Benefit (provision) for income taxes	$24,550,000	$(25,282,000)	$(32,462,000)

The components of the benefit (provision) for income taxes are as follows:

	Year Ended December 31,
	2001	2002	2003
Federal:
Current and Deferred ($0 current in 2002 and 2003)	$23,279,000	$(21,067,000)	$(26,906,000)

State:
Current and Deferred ($545,000 and $569,000 current in 2002 and 2003, respectively)	1,271,000	(4,215,000)	(5,556,000)

Benefit (provision) for income taxes	$24,550,000	$(25,282,000)	$(32,462,000)

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement and tax basis of assets and liabilities. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2002 and 2003 are as follows:

	2002	2003
Deferred tax assets—
Allowance for doubtful accounts	$1,459,000	$2,404,000
Accruals	1,134,000	2,542,000
Barter activity	146,000	—
Other	226,000	1,376,000

Total current tax assets	2,965,000	6,322,000
Interest expense	1,926,000	1,675,000
FCC and other intangibles amortization	16,607,000	19,692,000
NOL carryforward	51,915,000	59,307,000
Other	71,000	1,339,000

Total deferred tax assets	73,484,000	88,335,000

Deferred tax liabilities—
Prepaid Expenses	—	(528,000)

Total current deferred tax liabilities	—	(528,000)
Intangible assets	(110,889,000)	(155,964,000)
Depreciation	(1,604,000)	(1,133,000)
Loss on extinguishment of debt	232,000	—
Other	(485,000)	(424,000)

Total deferred tax liabilities	(112,746,000)	(158,049,000)

Net deferred tax liabilities	$(39,262,000)	$(69,714,000)

The Company acquired an approximate $14,765,000 net operating loss related to the purchase of Blue Chip and an approximate $3,306,000 net operating loss related to the purchase of Hawes Saunders (see Note 2). As of December 31, 2003, the Company had an NOL carryforward of approximately $152,459,000, which is recorded as a deferred tax asset. The net operating loss carryforwards expire beginning in 2019 through 2023. The Company’s utilization of these net operating loss carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code.

11.    RELATED PARTY TRANSACTIONS:

The Company leased office space in 2001, 2002 and 2003 from a partnership in which the Company’s Chief Executive Officer (“CEO”) and Chairperson are partners. Total rent paid to the partnership in each of the years ended December 31, 2001, 2002 and 2003 was approximately $216,000, $216,000, and $218,000, respectively.

The Company’s CEO and Chairperson own a music company called Music One, Inc. The Company sometimes engages in promoting the recorded music product of Music One, Inc.

Three officers of the Company, the CEO, Chief Financial Officer (“CFO”) and the General Counsel, purchased 1,500,000 shares of the Company’s Class D common stock, 333,334 shares of the Company’s Class A and 666,666 of the company’s Class D common stock, and 250,000 shares of the Company’s Class D common

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

stock, respectively. The stock was purchased with the proceeds of full recourse loans from the Company in the amounts of $21,105,000, $7,000,000 and $2,005,000, respectively, with accrued interest as of December 31, 2002, of $2,137,000, $875,000 and $222,000, and as of December 31, 2003, of $3,275,000, $1,313,000 and $319,000, respectively.

The Company also has loans outstanding to the Company’s CEO, CFO and Chief Operating Officer in the amounts of $380,000, $88,000 and $262,000, respectively, with accrued interest as of December 31, 2002, of $106,000, $19,000 and $61,000, and as of December 31, 2003, of $134,000, $25,000 and $80,000, respectively. The loans are due on demand and bear interest at 5.6%.

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

In August 2001, the Company entered into a local marketing agreement (“LMA”) with a company in which the Company’s CEO has a majority ownership interest. Total fees paid under this agreement were approximately $75,000, $152,000 and $223,000 for the years ended December 31, 2001, 2002 and 2003, respectively. Additionally, the Company had a receivable from this company of approximately $571,000, $630,000 and $630,000 as of December 31, 2001, 2002 and 2003, respectively.

12.    PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its board of directors. The Company made no contributions to the plan during 2001, 2002 or 2003.

13.    COMMITMENT AND CONTINGENCIES:

FCC Broadcast Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission (FCC) that have a maximum term of eight years prior to renewal. The Company’s FCC broadcast licenses expire at various times from April 1, 2004 to February 1, 2012. Although the Company may apply to renew its FCC broadcast licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

Network Organization and Affiliation Agreement

Pursuant to the network organization agreement, on July 18, 2003 the Company and certain other investors formed a limited liability company TV One, LLC (“TV One”) for the purpose of developing and distributing a new television programming service in the United States. The Company is committed to provide funding of $74 million to TV One over four years. As of December 31, 2003, the Company had made payments of $18.5 million under this agreement.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

Royalty Agreements

The Company has entered into fixed fee and variable revenue share payment agreements with performance rights organizations that expire as late as 2006. During the years ended December 31, 2001, 2002 and 2003, the Company incurred expenses of $7.8 million, $10.1 million and $9.5 million, respectively, in relation to these agreements.

Leases

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities and noncancelable capital leases for equipment that expire over the next twenty years. The future minimum lease payments and rentals under noncancelable leases as of December 31, 2003 are:

	Capital Lease Payments	Operating Lease Payments
Year ending December 31:
2004	$8,000	$5,217,000
2005	8,000	4,909,000
2006	8,000	4,501,000
2007	7,000	4,325,000
2008	6,000	4,293,000
Thereafter	—	11,938,000

Total	$37,000	$35,183,000

Less amount representing interest	2,000

Present value of net minimum lease payments	$35,000
Less current maturities	8,000

Long-term obligations	$27,000

Rent expense for 2001, 2002 and 2003 was $5,445,000, $5,747,000, and $5,913,000, respectively. The total cost of assets under capital lease as of December 31, 2003 was approximately $35,000.

Other contingencies

The Company has been named as a defendant in several legal actions occurring in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

14.    QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarters Ended
	March 31	June 30	September 30	December 31
2001:
Net broadcast revenue	$47,925,000	$62,285,000	$66,206,000	$67,388,000
Operating income (loss)	$(11,649,000)	$1,273,000	$184,000	$(6,255,000)
Loss before extraordinary item	$(15,173,000)	$(9,407,000)	$(10,089,000)	$(15,371,000)
Net loss	$(15,173,000)	(14,614,000)	(10,089,000)	$(15,371,000)
Net loss applicable to common stockholders	$(20,208,000)	$(19,649,000)	$(15,124,000)	$(20,406,000)
Loss before extraordinary item per share	$(0.23)	$(0.16)	$(0.16)	$(0.22)

Net loss per share	$(0.23)	$(0.22)	$(0.16)	$(0.22)

Weighted average shares outstanding—basic and diluted	86,801,000	88,252,000	91,687,000	94,120,000

2002:
Net broadcast revenue	$58,311,000	$80,165,000	$80,469,000	$76,906,000
Operating income	$18,476,000	$35,600,000	$35,352,000	$30,552,000
Income before cumulative effect of a change in accounting principle	$1,261,000	$13,242,000	$12,791,000	$9,607,000
Net income (loss)	$(28,586,000)	$13,242,000	$12,791,000	$9,607,000
Net income (loss) applicable to common stockholders	$(33,621,000)	$8,207,000	$7,756,000	$4,572,000
Income per share before cumulative effect of accounting change per share	$(0.04)	$0.08	$0.07	$0.04

Net income (loss) per share—basic and diluted	$(0.35)	$0.08	$0.07	$0.04

Weighted average shares outstanding—basic	94,229,000	103,497,000	104,538,000	104,560,000
Weighted average shares outstanding—diluted	94,229,000	104,353,000	104,892,000	104,972,000

2003:
Net broadcast revenue	$63,430,000	$80,912,000	$81,456,000	$77,352,000
Operating income	$20,921,000	$35,288,000	$37,490,000	$33,386,000
Net income	$6,910,000	$15,678,000	$16,716,000	$14,479,000
Net income applicable to common stockholders	$1,875,000	$10,643,000	$11,681,000	$9,444,000
Net income per share—basic and diluted	$0.02	$0.10	$0.11	$0.09

Weighted average shares outstanding—basic	104,576,000	104,606,000	104,649,000	104,649,000
Weighted average shares outstanding—diluted	104,863,000	105,141,000	105,185,000	105,184,000

The sum of quarterly per share net losses does not necessarily agree to the net loss per share for the year due to the timing of stock issuances.

As described in Note 1, the Company recognized an impairment charge of goodwill in its Augusta, Georgia market of approximately $6.6 million, net of an income tax benefit of $496,000 during the fourth quarter of 2002. As the provisions of SFAS No. 142 related to the impairment of goodwill and other indefinite life intangible

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2001, 2002 and 2003

assets are effective as of January 1, 2002, the financial information for the quarter ended March 31, 2002, which preceded the period in which the transitional goodwill impairment loss was measured, has been restated to reflect the accounting change in that quarter.

15.    SUBSEQUENT EVENT:

In February 2004, the Company completed the acquisition of the assets of WSNJ-FM, licensed to Bridgeton, New Jersey, from New Jersey Radio Partners, LLC for approximately $35.0 million in cash. The FCC has approved changing the station’s community of license to Pennsauken, New Jersey. The Company is currently reviewing its location options to best serve the greater Philadelphia market.

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company’s restricted subsidiaries (Subsidiary Guarantors) have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes due 2011.

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of December 31, 2002 and 2003, and for each of the three years ended December 31, 2003. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

As of December 31, 2002

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$423,000	$44,992,000	—	$45,415,000
Short term investments	—	40,700,000	—	40,700,000
Trade accounts receivable, net of allowance for doubtful accounts	30,281,000	34,284,000	—	64,565,000
Prepaid expenses and other	894,000	1,123,000	—	2,017,000
Income tax receivable	—	3,650,000	—	3,650,000
Deferred tax asset	2,282,000	683,000	—	2,965,000

Total current assets	33,880,000	125,432,000	—	159,312,000
PROPERTY AND EQUIPMENT, net	26,196,000	15,426,000	—	41,622,000
INTANGIBLE ASSETS, net	1,755,353,000	21,273,000	—	1,776,626,000
INVESTMENT IN SUBSIDIARIES	—	1,783,677,000	(1,783,677,000)	—
OTHER ASSETS	1,044,000	5,756,000	—	6,800,000

Total assets	$1,816,473,000	$1,951,564,000$	(1,783,677,000)	1,984,360,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,238,000	$5,973,000	$—	$7,211,000
Accrued expenses	7,620,000	27,989,000	—	35,609,000
Fair value of derivative instruments	—	4,888,000	—	4,888,000
Other current liabilities	203,000	198,000	—	401,000
Current portion of long-term debt	—	52,500,000	—	52,500,000

Total current liabilities	9,061,000	91,548,000	—	100,609,000
LONG-TERM DEBT AND DEFERRED INTEREST, net of current portion	—	597,501,000	—	597,501,000
DEFERRED INCOME TAX LIABILITY	23,735,000	18,492,000	—	42,227,000

Total liabilities	32,796,000	707,541,000	—	740,337,000

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Common stock	—	105,000	—	105,000
Accumulated comprehensive income adjustments	—	(3,006,000)	—	(3,006,000)
Stock subscriptions receivable	—	(33,344,000)	—	(33,344,000)
Additional paid-in capital	1,237,854,000	1,408,435,000	(1,237,854,000)	1,408,435,000
Accumulated deficit	545,823,000	(128,167,000)	(545,823,000)	(128,167,000)

Total stockholders’ equity	1,783,677,000	1,244,023,000	(1,783,677,000)	1,244,023,000

Total liabilities and stockholders’ equity	$1,816,473,000	$1,951,564,000	$(1,783,677,000)	$1,984,360,000

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

As of December 31, 2003

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$414,000	$37,596,000	$—	$38,010,000
Short term investments	—	40,700,000	—	40,700,000
Trade accounts receivable, net of allowance for doubtful accounts	29,930,000	32,401,000	—	62,331,000
Prepaid expenses and other	605,000	975,000	—	1,580,000
Income tax receivable	—	3,650,000	—	3,650,000
Deferred income tax asset	2,282,000	3,512,000	—	5,794,000

Total current assets	33,231,000	118,834,000	—	152,065,000
PROPERTY AND EQUIPMENT, net	27,974,000	14,701,000	—	42,675,000
INTANGIBLE ASSETS, net	1,763,295,000	18,963,000	—	1,782,258,000
INVESTMENT IN SUBSIDIARIES	—	1,793,927,000	(1,793,927,000)	—
INVESTMENT IN AFFILIATED COMPANY	—	34,396,000	—	34,396,000
OTHER ASSETS	963,000	5,514,000	—	6,477,000

Total assets	$1,825,463,000	$1,986,335,000	$(1,793,927,000)	$2,017,871,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$821,000	$6,400,000	$—	$7,221,000
Accrued expenses	6,798,000	31,227,000	—	38,025,000
Fair value of derivative	—	4,236,000	—	4,236,000
Other current liabilities	148,000	3,770,000	—	3,918,000
Current portion of long-term debt	—	52,500,000	—	52,500,000

Total current liabilities	7,767,000	98,133,000	—	105,900,000
LONG-TERM DEBT AND DEFERRED INTEREST, net of current portion	34,000	558,010,000	—	558,044,000
DEFERRED INCOME TAX LIABILITY	23,735,000	51,773,000	—	75,508,000

Total liabilities	31,536,000	707,916,000	—	739,452,000

STOCKHOLDERS’ EQUITY:
Common stock	—	105,000	—	105,000
Accumulated other comprehensive loss	—	(2,605,000)	—	(2,605,000)
Stock subscriptions receivable	—	(35,017,000)	—	(35,017,000)
Additional paid-in capital	1,188,797,000	1,410,460,000	(1,188,797,000)	1,410,460,000
Accumulated deficit	605,130,000	(94,524,000)	(605,130,000)	(94,524,000)

Total stockholders’ equity	1,793,927,000	1,278,419,000	(1,793,927,000)	1,278,419,000

Total liabilities and stockholders’ equity	$1,825,463,000	$1,986,335,000	$(1,793,927,000)	$2,017,871,000

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

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE:
Broadcast revenue, including barter revenue	$170,359,000	$174,291,000	$—	$344,650,000
Less: Agency commissions	20,027,000	21,473,000	—	41,500,000

Net broadcast revenue	150,332,000	152,818,000	—	303,150,000

OPERATING EXPENSES:
Program and technical	26,298,000	25,198,000	—	51,496,000
Selling, general and administrative	52,291,000	39,866,000	—	92,157,000
Corporate expenses	—	14,334,000	—	14,334,000
Depreciation and amortization	12,072,000	6,006,000	—	18,078,000

Total operating expenses	90,661,000	85,404,000	—	176,065,000

Operating income	59,671,000	67,414,000	—	127,085,000
INTEREST EXPENSE	449,000	40,989,000	—	41,438,000
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	2,123,000	—	2,123,000
GAIN ON SALE OF ASSETS, net	—	—	—	—
OTHER INCOME, net	85,000	2,636,000	—	2,721,000

Income before benefit for income taxes and extraordinary item	59,307,000	26,938,000	—	86,245,000
PROVISION FOR INCOME TAXES	—	(32,462,000)	—	(32,462,000)

Income before cumulative effect of a change in accounting principle	59,307,000	(5,524,000)	—	53,783,000
EQUITY IN INCOME OF SUBSIDIARIES	—	59,307,000	(59,307,000)	—

Net income (loss)	$59,307,000	$53,783,000	$(59,307,000)	$53,783,000

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$33,643,000		$33,643,000

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

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2001

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(961,000)	$(8,322,000)	$—	$(9,283,000)
Investment in Subsidiaries	—	98,377,000	(98,377,000)	—
Proceeds from sale of assets	—	69,432,000	—	69,432,000
Equity investments	—	(613,000)	—	(613,000)
Deposits and payments for station purchases	—	(206,464,000)	—	(206,464,000)

Net cash flows from investing activities	(961,000)	(47,590,000)	(98,377,000)	(146,928,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(26,000)	(308,720,000)	—	(308,746,000)
Proceeds from debt issuances	—	300,000,000	—	300,000,000
Proceeds from credit facility	—	135,000,000	—	135,000,000
Deferred financing costs	—	(8,274,000)	—	(8,274,000)
Payment of preferred stock dividends	—	(20,140,000)	—	(20,140,000)
Payment of preferred stock issuance costs	—	(9,000)	—	(9,000)
Proceeds from exercise of stock options	—	550,000	—	550,000

Net cash flows from financing activities	(26,000)	98,407,000	—	98,381,000

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(552,000)	11,788,000	—	11,236,000
CASH AND CASH EQUIVALENTS, beginning of year	105,000	20,774,000	—	20,879,000

CASH AND CASH EQUIVALENTS, end of year	$(447,000)	$32,562,000	$—	$32,115,000

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2002

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$135,519,000	$7,054,000	$(135,519,000)	$7,054,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,897,000	6,743,000	—	17,640,000
Amortization of debt financing costs, unamortized discount and deferred interest	—	2,054,000	—	2,054,000
Deferred income taxes and reduction in valuation reserve on deferred income taxes	14,065,000	10,721,000	—	24,786,000
Cumulative effect of accounting change, net	29,847,000	—	—	29,847,000
Non-cash compensation to officers	—	1,414,000	—	1,414,000
Loss on write-off of investments	—	1,532,000	—	1,532,000
(Gain) loss on sale of assets, net	(306,000)	173,000	—	(133,000)
Effect of change in operating assets and liabilities—
Trade accounts receivable, net	(3,987,000)	(3,821,000)	—	(7,808,000)
Due to Corporate/from Subsidiaries	(125,162,000)	125,162,000	—	—
Income tax receivable	—	111,000	—	111,000
Prepaid expenses and other current assets	(282,000)	102,000	—	(180,000)
Other assets	(2,893,000)	1,461,000	—	(1,432,000)
Accounts payable	(309,000)	(261,000)	—	(570,000)
Accrued expenses and other	819,000	(4,313,000)	—	(3,494,000)

Net cash flows from operating activities	58,208,000	148,132,000	(135,519,000)	70,821,000

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2002

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(5,561,000)	$(5,410,000)	$—	$(10,971,000)
Investment in Subsidiaries	—	(135,519,000)	135,519,000	—
Purchase of short term investments	—	(40,700,000)	—	(40,700,000)
Proceeds from sale of assets	801,000	(70,000)	—	731,000
Equity investments	—	(846,000)	—	(846,000)
Deposits and payments for station purchases	(53,085,000)	(406,000)	—	(53,491,000)

Net cash flows from investing activities	(57,845,000)	(182,951,000)	135,519,000	(105,277,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(130,021,000)	—	(130,021,000)
Proceeds from issuance of common stock, net of issuance costs	—	198,812,000	—	198,812,000
Payment of preferred stock dividends	—	(20,140,000)	—	(20,140,000)
Proceeds from exercise of stock options	—	783,000	—	783,000
Interest on stock subscription receivable	—	(1,678,000)	—	(1,678,000)

Net cash flows from financing activities	—	47,756,000	—	47,756,000

INCREASE IN CASH AND CASH EQUIVALENTS	363,000	12,937,000	—	13,300,000
CASH AND CASH EQUIVALENTS, beginning of year	60,000	32,055,000	—	32,115,000

CASH AND CASH EQUIVALENTS, end of year	$423,000	$44,992,000	$—	$45,415,000

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2003

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,307,000	$53,783,000	$(59,307,000)	$53,783,000
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,072,000	6,006,000	—	18,078,000
Amortization of debt financing costs, unamortized discount and deferred interest	—	1,696,000	—	1,696,000
Deferred income taxes and reduction in valuation reserve on deferred income taxes	—	31,893,000	—	31,893,000
Equity in net loss of affiliated company	—	2,123,000	—	2,123,000
Non-cash compensation to officers	—	1,745,000	—	1,745,000
Loss on sale/retirement of assets	(27,000)	72,000	—	45,000
Effect of change in operating assets and liabilities—
Trade accounts receivable, net	391,000	1,882,000	—	2,273,000
Due to Corporate/from Subsidiaries	(51,107,000)	51,107,000	—	—
Prepaid expenses and other current assets	289,000	149,000	—	438,000
Other assets	(577,000)	1,272,000	—	695,000
Accounts payable	(417,000)	427,000	—	10,000
Accrued expenses and other	(893,000)	(2,166,000)	—	(3,059,000)

Net cash flows from operating activities	19,038,000	149,989,000	(59,307,000)	109,720,000

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2003

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(6,814,000)	$(4,568,000)	$—	$(11,382,000)
Equity investments	—	(19,351,000)	—	(19,351,000)
Purchase of short term investments	—	(40,700,000)	—	(40,700,000)
Proceeds from sale of short term investments	—	40,700,000	—	40,700,000
Proceeds from sale of assets	40,000	(40,000)	—	—
Investment in Subsidiaries	—	(59,307,000)	59,307,000	—
Purchase of intangible assets	(1,262,000)	(17,000)	—	(1,279,000)
Deposits and payments for station purchases	(11,011,000)	(1,334,000)	—	(12,345,000)

Net cash flows from investing activities	(19,047,000)	(84,617,000)	59,307,000	(44,357,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(52,500,000)	—	(52,500,000)
Payment of preferred stock dividends	—	(20,140,000)	—	(20,140,000)
Proceeds from exercise of stock options	—	1,545,000	—	1,545,000
Interest on stock subscription receivable	—	(1,673,000)	—	(1,673,000)

Net cash flows from financing activities	—	(72,768,000)	—	(72,768,000)

DECREASE IN CASH AND CASH EQUIVALENTS	(9,000)	(7,396,000)	—	(7,405,000)
CASH AND CASH EQUIVALENTS, beginning of year	423,000	44,992,000	—	45,415,000

CASH AND CASH EQUIVALENTS, end of year	$414,000	$37,596,000	$—	$38,010,000

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

INDEX TO SCHEDULES

Report of Independent Public Accountants	S-2
Schedule II—Valuation and Qualifying Accounts	S-3

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

S-2

RADIO ONE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2001, 2002, and 2003

(In Thousands)

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
Allowance for Doubtful Accounts:
2001	$5,506	$4,403	$613	$3,854	$6,668
2002	6,668	4,449	—	5,384	5,733
2003	5,733	6,210	10	5,774	6,179

S-3