Form 10-Q
period 2004-03-31
RADIO ONE INC
filed 2004-05-04
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2004
Class A Common Stock, $.001 Par Value	22,402,082
Class B Common Stock, $.001 Par Value	2,867,463
Class C Common Stock, $.001 Par Value	3,132,458
Class D Common Stock, $.001 Par Value	76,539,731

RADIO ONE, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended March 31, 2004

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Statements of Operations for the Three Months Ended March 31, 2004 and 2003 (Unaudited)	4

	Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003 (Unaudited)	5

	Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2003 and for the Three Months Ended March 31, 2004 (Unaudited)	6

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2004 and 2003 (Unaudited)	7

	Notes to Consolidated Financial Statements	8

	Consolidating Financial Statements	20

	Consolidating Statement of Operations for the Three Months Ended March 31, 2004 (Unaudited)	21

	Consolidating Statement of Operations for the Three Months Ended March 31, 2003 (Unaudited)	22

	Consolidating Balance Sheet as of March 31, 2004 (Unaudited)	23

	Consolidating Balance Sheet as of December 31, 2003	24

	Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2004 (Unaudited)	25

	Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2003 (Unaudited)	26

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 4.	Controls and Procedures	38

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	39

Item 2.	Changes in Securities and Use of Proceeds	39

Item 3.	Defaults Upon Senior Securities	39

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	40

Item 6.	Exhibits and Reports on Form 8-K	40

	SIGNATURE	41

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(See pages 4-26 — This page intentionally left blank.)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2004	2003
	(Unaudited)
	(In Thousands, Except Shares Outstanding and Per Share $ Amounts)
REVENUE:
Broadcast revenue, including barter revenue of $1,552 and $784, respectively	$78,840	$71,994
Less: agency commissions	9,178	8,564

Net broadcast revenue	69,662	63,430

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization shown separately below	13,625	12,616
Selling, general and administrative	21,912	21,746
Corporate expenses	4,281	3,633
Depreciation and amortization	4,430	4,514

Total operating expenses	44,248	42,509

Operating income	25,414	20,921
INTEREST INCOME	722	669
INTEREST EXPENSE, including amortization of deferred financing costs	9,975	10,450
EQUITY IN NET LOSS OF AFFILIATED COMPANY	2,367	—
OTHER INCOME (EXPENSE), net	82	(2)

Income before provision for income taxes	13,876	11,138
PROVISION FOR INCOME TAXES	5,085	4,228

Net income	$8,791	$6,910
PREFERRED STOCK DIVIDEND	$5,035	$5,035

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$3,756	$1,875

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$0.04	$0.02

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	104,856,000	104,576,000

Diluted	105,590,000	104,863,000

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2004	December 31, 2003
	(Unaudited)
	(In Thousands, Except Par Value and Share Amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,765	$38,010
Short term investments	35,003	40,700
Trade accounts receivable, net of allowance for doubtful accounts of $5,461 and $6,179, respectively	49,779	62,331
Prepaid expenses and other current assets	2,593	1,580
Income tax receivable	3,650	3,650
Deferred income tax asset	5,794	5,794

Total current assets	111,584	152,065
PROPERTY AND EQUIPMENT, net	41,607	42,675
GOODWILL	114,640	114,516
RADIO BROADCASTING LICENSES	1,683,224	1,648,264
OTHER INTANGIBLE ASSETS, net	17,393	19,478
INVESTMENT IN AFFILIATED COMPANY	32,062	34,396
OTHER ASSETS	5,331	6,477

Total assets	$2,005,841	$2,017,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,029	$7,221
Accrued interest	7,453	14,154
Accrued compensation and related benefits	14,053	14,038
Income taxes payable	4,200	4,389
Current portion of deferred revenue	3,728	3,587
Other accrued expenses	4,935	5,444
Fair value of derivative instruments	5,228	4,236
Other current liabilities	142	331
Current portion of long-term debt	56,875	52,500

Total current liabilities	103,643	105,900
LONG-TERM DEBT, net of current portion	527,533	545,035
DEFERRED REVENUE, net of current portion	11,977	13,009
DEFERRED INCOME TAX LIABILITY	80,069	75,508

Total liabilities	723,222	739,452

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized and 310,000 shares issued and outstanding; liquidation preference of $1,000 per share plus cumulative dividends at 6.5% per year, unpaid dividends were $4,198 as of March 31, 2004 and December 31, 2003	—	—
Common stock—Class A, $.001 par value, 30,000,000 shares authorized, 22,400,000 and 22,398,000 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	23	23
Common stock—Class B, $.001 par value, 150,000,000 shares authorized, 2,867,000 shares issued and outstanding at March 31, 2004 and December 31, 2003	3	3
Common stock—Class C, $.001 par value, 150,000,000 shares authorized, 3,132,000 shares issued and outstanding at March 31, 2004 and December 31, 2003	3	3
Common stock—Class D, $.001 par value, 150,000,000 shares authorized, 76,462,000 and 76,341,000 shares issued and outstanding at March 31, 2004 and December 31, 2003, respectively	76	76
Accumulated other comprehensive loss	(3,215)	(2,605)
Stock subscriptions receivable	(35,439)	(35,017)
Additional paid-in capital	1,411,936	1,410,460
Accumulated deficit	(90,768)	(94,524)

Total stockholders’ equity	1,282,619	1,278,419

Total liabilities and stockholders’ equity	$2,005,841	$2,017,871

The accompanying notes are an integral part of these consolidated balance sheets.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE THREE MONTHS ENDED MARCH 31, 2004 (UNAUDITED)

(In Thousands, Except Share Amount)

	Convertible preferred stock	Common stock Class A	Common stock Class B	Common stock Class C	Common stock Class D	Comprehensive income	Accumulated other comprehensive income	Stock subscriptions receivable	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
BALANCE, as of December 31, 2002	—	23	3	3	76		(3,006)	(33,344)	1,408,435	(128,167)	1,244,023
Comprehensive income:
Net income	—	—	—	—	—	53,783	—	—	—	53,783	53,783
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	401	401	—	—	—	401

Comprehensive income						$54,184

Preferred stock dividends	—	—	—	—	—		—	—	—	(20,140)	(20,140)
Interest on stock subscriptions receivable	—	—	—	—	—		—	(1,673)	—	—	(1,673)
Employee exercise of options for 172,000 shares	—	—	—	—	—		—	—	1,545	—	1,545
Tax effect on non-qualified option exercises	—	—	—	—	—		—	—	480	—	480

BALANCE, as of December 31, 2003	—	23	3	3	76		(2,605)	(35,017)	1,410,460	(94,524)	1,278,419
Comprehensive income:
Net income	—	—	—	—	—	8,791	—	—	—	8,791	8,791
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	(610)	(610)	—	—	—	(610)

Comprehensive income						$8,181

Vesting of non-employee restricted stock	—	—	—	—	—		—	—	522	—	522
Preferred stock dividends	—	—	—	—	—		—	—	—	(5,035)	(5,035)
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(422)	—	—	(422)
Employee exercise of options for 55,239 shares	—	—	—	—	—		—	—	954	—	954

BALANCE, as of March 31, 2004	$—	$23	$3	$3	$76		$(3,215)	$(35,439)	$1,411,936	$(90,768)	$1,282,619

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003
	(Unaudited, In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,791	$6,910
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,430	4,514
Amortization of debt financing costs	424	425
Deferred income taxes	4,943	4,162
Equity in net loss of affiliated company	2,367	—
Non-cash compensation	923	468
Loss on retirement of assets	—	2
Effect of change in operating assets and liabilities:
Trade accounts receivable, net	12,552	12,154
Prepaid expenses and other current assets	(1,049)	25
Other assets	(80)	234
Accounts payable	(192)	532
Accrued interest	(6,701)	(6,660)
Accrued compensation and related benefits	(387)	(974)
Income taxes payable	(189)	(145)
Other accrued expenses	(1,588)	(240)

Net cash flows from operating activities	24,244	21,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,516)	(3,194)
Equity investments	(57)	(237)
Maturity (purchase) of short term investments	5,697	(6,000)
Deposits and payments for station purchases	(33,983)	(2,095)

Net cash flows from investing activities	(29,859)	(11,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(13,127)	(13,125)
Proceeds from exercise of stock options	954	93
Interest on stock subscription receivable	(422)	(463)
Payment of preferred stock dividends	(5,035)	(5,035)

Net cash flows from financing activities	(17,630)	(18,530)

DECREASE IN CASH AND CASH EQUIVALENTS	(23,245)	(8,649)
CASH AND CASH EQUIVALENTS, beginning of period	38,010	45,415

CASH AND CASH EQUIVALENTS, end of period	$14,765	$36,766

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$16,210	$16,896

Income taxes	$332	$211

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Organization and Business

Radio One, Inc. (a Delaware corporation referred to as Radio One) and subsidiaries (collectively “the Company”) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and/or operates 67 radio stations in 22 markets throughout the United States.

The Company’s operating results are significantly affected by its share of the audience in markets where it owns and/or operates stations. To increase its share, the Company has made and may continue to make significant acquisitions of radio stations, which may require it to incur additional debt. The service of this debt could require the Company to make significant debt service payments.

In September 2001, the Company began providing programming services to XM Satellite Radio Inc. (XM). Under its agreement with XM, the Company provided five channels of urban radio programming to XM. Following a change in XM’s programming lineup, this agreement was amended effective April 1, 2004 to allow the Company to provide one channel of urban radio programming to XM.

In July 2003, the Company entered into a joint venture with an affiliate of Comcast Corporation and other investors to create TV One, LLC (TV One), an entity formed to operate a cable television network featuring entertainment, opinion and news-related programming targeted primarily towards African-American viewers. The Company expects to make a cash investment of approximately $74.0 million in TV One over four years. The Company will also provide advertising and management services to TV One through January 2009, for which the Company has received additional equity in TV One.

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

Certain reclassifications have been made to prior period amounts to conform to the 2004 presentation.

(c) Interim Financial Statements

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company’s December 31, 2003 financial statements and notes thereto included in the Company’s annual report on Form 10-K.

(d) Cash, Cash Equivalents and Short Term Investments

Cash and cash equivalents consist of cash, repurchase agreements and money market accounts at various commercial banks. All cash equivalents have original maturities of 90 days or less. For cash and cash equivalents, cost approximates market value.

The Company has evaluated its investment policies consistent with Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (SFAS 115) and determined that all of its short term investment securities are to be classified as available-for-sale. Under this requirement, securities are marked to market through stockholders’ equity. The carrying value of the Company’s available-for-sale securities approximates fair value due to the liquidity of the instruments. As a result, the impact on stockholders’ equity is immaterial and has not been recorded. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income on the accompanying statements of operations.

The Company had the following balances for cash, cash equivalents and short term investments:

	March 31, 2004	December 31, 2003
	(In Thousands)
Cash on deposit	$5,333	$22,836
Money market funds	9,432	15,174
Short term investments	35,003	40,700

(e) Trade Accounts Receivable

Trade accounts receivable is recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses in the Company’s existing accounts receivable. The Company determines the allowance based on the aging of the receivables, the impact of economic conditions on the advertisers’ ability to pay, and other factors.

(f) Equity Method Investment

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

(g) Goodwill and FCC Licenses

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. FCC licenses acquired in business combinations are valued using a discounted cash flow analysis. Prior to January 1, 2002, goodwill and FCC licenses were amortized over a 15-year period (excluding the assets acquired from Blue Chip Broadcasting, Inc. and Sinclair Telecable, Inc.). Commencing January 1, 2002, goodwill and FCC licenses are not amortized, but are tested annually for impairment at the reporting unit level. Impairment of goodwill is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge for goodwill is recorded for the excess. The Company conducts its annual test for impairment during the fourth quarter of every year.

(h) Impairment of Long-Lived Assets Excluding Goodwill and FCC Licenses

The Company accounts for the impairment of long-lived assets, excluding goodwill and FCC licenses, in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets, excluding goodwill and FCC licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk.

(i) Financial Instruments

Financial instruments as of March 31, 2004 and 2003 consist of cash and cash equivalents, short term investments, trade accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts approximate fair value for each of these financial instruments except for the 8 7/8% Senior Subordinated Notes as of March 31, 2004 and 2003, which have a fair value of approximately $333.8 million and $325.9 million, respectively, as compared to a carrying value of $300.0 million as of the end of both quarters. The fair value is determined based on the fair market value of similar instruments.

(j) Derivative Financial Instruments

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

(k) Revenue Recognition

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

(l) Barter Arrangements

The Company broadcasts certain customers’ advertising in exchange for equipment, merchandise, equity and services. The estimated fair value of the equipment, merchandise or services received is recorded as an expense or capitalized as they are used, consumed or received. Barter revenue is recognized as the related advertising is aired.

(m) Advertising

The Company expenses advertising costs as incurred.

(n) Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company provides a valuation allowance on its net deferred tax assets when it is more likely that such assets will not be realized. Deferred income tax expense or benefits are based upon the changes in the asset of liability from period to period.

(o) Stock-Based Compensation

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

At March 31, 2004, the Company had one stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the determined market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	For the Three Months Ended March 31,
	2004	2003
	(In Thousands, Except Per Share Amounts)
Net income applicable to common stockholders, as reported:	$3,756	$1,875
Add: stock-based employee compensation expense included in net income	—	—
Less: total stock-based employee compensation expense determined under fair value-based method for all awards	(3,368)	(2,784)

Pro forma net income applicable to common stockholders	$388	$(909)

As reported net income per share—basic and diluted	$0.04	$0.02
Pro forma net income per share—basic and diluted	$0.00	$(0.01)

The per share weighted-average fair value of employee options granted during the three months ended March 31, 2004 and 2003 was $11.02 and $10.53, respectively, on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2004	2003
Average risk-free interest rate	2.71%	2.93%
Expected dividend yield	0.00%	0.00%
Expected lives	5 years	5 years
Expected volatility	70%	84%

(p) Comprehensive Income

The Company’s comprehensive income consists of net income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive income consists principally of gains and losses on derivative instruments that qualify for cash flow hedge treatment.

(q) Segment Reporting

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

(r) Net Income Applicable to Common Stockholders

In July 2000, the Company completed a private placement of $310.0 million of 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (HIGH TIDES), at $1,000 per security. Dividends accrue on the HIGH TIDES at 6 1/2% per annum from the date of original issuance. Dividends are paid quarterly in arrears, commencing October 15, 2000. The earnings available for common stockholders for the quarters ended March 31, 2004 and 2003, is the net income less the dividends of $5,035,000 payable for each quarter on the HIGH TIDES.

(s) Earnings Per Share

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

2. RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This interpretation of ARB No. 51, “Consolidated Financial Statements,” requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46 as amended, are effective for the first reporting period ending after March 15, 2004. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 did not have a material impact on the Company’s financial statements.

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

3. ACQUISITIONS:

In February 2004, the Company completed the acquisition of the assets of WSNJ-FM, licensed to Bridgeton, New Jersey, from New Jersey Radio Partners, LLC for approximately $35.0 million in cash. Substantially all of the purchase price was allocated to FCC license on the accompanying balance sheet. The FCC has approved changing the station’s community of license to Pennsauken, New Jersey. The Company is currently reviewing its location options to best serve the greater Philadelphia market.

In August 2003, the Company made its first capital contribution of approximately $18.5 million to TV One, LLC. On a fully-diluted basis, the Company owns approximately 40% of TV One and is accounting for this investment under the equity method of accounting. Accordingly, the Company is recognizing its ratable share of TV One’s net loss. The Company was not required to make any cash investment during the three months ended March 31, 2004. See Note 5 below for further discussion.

4. PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the related estimated useful lives. Property and equipment are depreciated as follows:

Estimated Useful Lives
PROPERTY AND EQUIPMENT:
Land and improvements	—
Building and improvements	31 years
Transmitters and towers	7-15 years
Equipment	5-7 years
Leasehold improvements	Lease Term
Construction-in-progress	—

Depreciation expense was $2,625,000 and $2,548,000 for the three months ended March 31, 2004 and 2003, respectively.

Repairs and maintenance costs are expensed as incurred.

5. INVESTMENT IN AFFILIATED COMPANY:

In July 2003, the Company entered into a joint venture agreement with an affiliate of Comcast Corporation and other investors to create TV One, an entity formed to operate a cable television network targeted primarily towards African-American viewers. In 2003, the Company made its initial cash investment of $18.5 million and expects to make a total cash investment of $74.0 million over four years. The Company is accounting for this investment using the equity method of accounting, under which the Company initially recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the Company’s share of the losses of TV One after the date of its initial investment. For the three months ended March 31, 2004, the Company’s allocable share of TV One’s losses was approximately $2.4 million.

In addition to its cash investment, the Company entered into a network services agreement with TV One. Under the network services agreement, the Company is to provide TV One with administrative and operational support services. The network services agreement expires in January 2009. In exchange for the services to be provided, the Company received an additional equity interest in TV One. Additionally, TV One pays the Company an annual service fee of $500,000 in cash, paid quarterly.

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

6. LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31, 2004	December 31, 2003
	(In Thousands)
8 7/8% Senior subordinated notes	$300,000	$300,000
Bank credit facility	284,375	297,500
Capital lease obligations	33	35

Total long-term debt	584,408	597,535
Less: current portion	(56,875)	(52,500)

Long term debt, net of current portion	$527,533	$545,035

Senior Subordinated Notes

In May 2001, the Company closed a private offering of $300.0 million of 8 7/8% Senior Subordinated Notes due 2011 realizing net proceeds of $291.8 million. The Company recorded $8.2 million in deferred offering costs which are being amortized to interest expense over the life of the notes using the effective interest rate method.

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

The bank credit facility consists of Term A Loans (the “Loan”) in an amount up to $350.0 million and a credit line (the “Revolver”) in an amount up to $250.0 million that may be borrowed on a revolving basis. The interest rate on the bank credit facility is LIBOR plus a spread based on the Company’s leverage ratio, as defined in the credit agreement. The credit facility requires quarterly interest payments. The credit facility also requires minimum quarterly principal payments, which commenced March 31, 2003 and $250.0 million remained available (subject to various covenant restrictions) to be drawn down from the Revolver. The loans mature in June 2007. The weighted average interest rate for the bank credit facility was 3.40% and 3.73% during the three months ended March 31, 2004 and 2003, respectively.

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

Future minimum principal payments of long-term debt as of March 31, 2004 are as follows:

	Senior Subordinated Notes	Bank Credit Facility	Capital Leases
	(In Thousands)
April – December, 2004	$—	$39,375	$6
2005	—	70,000	7
2006	—	87,500	7
2007	—	87,500	7
2008	—	—	6
2009 and thereafter	300,000	—	—

Total long-term debt	$300,000	$284,375	$33

7. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at March 31, 2004 and 2003. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	March 31, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$14,765	$14,765	$38,010	$38,010
Short term investments	35,003	35,003	40,700	40,700
Trade accounts receivable	49,779	49,779	62,331	62,331
Financial liabilities:
Accounts payable	7,029	7,029	7,221	7,221
Accrued interest	7,453	7,453	14,154	14,154
Accrued compensation and related benefits	14,053	14,053	14,038	14,038
Total long-term debt	$584,408	$618,158	$597,535	$629,035

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

8. STOCKHOLDERS’ EQUITY:

Capitalization

As of March 31, 2004, the Company had authorized 30,000,000 shares of Class A common stock, which is entitled to one vote per share; 150,000,000 shares of Class B common stock, which is entitled to ten votes per share; 150,000,000 shares of non-voting Class C common stock; and 150,000,000 shares of non-voting Class D common stock.

Also, as of March 31, 2004, the Company had authorized 1,000,000 shares of convertible preferred stock of which 310,000 shares were designated 6.5% Convertible Preferred Stock (“HIGH TIDES”). Dividend on the HIGH TIDES is payable on January 15, April 15, July 15, and October 15 of each year commencing October 15, 2000. Aggregate quarterly dividends on the HIGH TIDES are $5,035,000. The HIGH TIDES are non-voting. Starting in July 2003, and continuing for two years, the Company has the right (but not the requirement) to redeem up to $310.0 million of its HIGH TIDES for cash. Depending on the underlying price of the Company’s Class D common stock at the time of settlement for this redemption (if elected by the Company), the Company would have to fund up to 100% of the amount of the HIGH TIDES to be redeemed in cash, although lesser amounts would be required if certain holders of the HIGH TIDES elect to receive shares of Class D common stock in lieu of cash. Subject to certain restrictions imposed by its bank credit facility, the Company could finance the cash redemption of the HIGH TIDES with borrowings under its bank credit facility, available free cash balances and/or a new preferred and/or common stock issuance. By July 2005, if the Company has not redeemed 100% of its HIGH TIDES for cash and/or stock, the Company must remarket the securities into a similar security priced at the then prevailing market prices for such a security. As of the date of this report, the Company has not elected to redeem its HIGH TIDES.

1999 Stock Option and Restricted Stock Grant Plan

Effective March 19, 1999, the Company adopted the 1999 Stock Option and Restricted Stock Grant Plan (the “Plan”) under which employees, consultants, and non-employee directors may be granted options to purchase shares of Class A and shares of Class D common stock of the Company. The Company has authorized 1,408,099 shares of Class A common stock and 3,816,198 shares of Class D common stock under the Plan. The options are exercisable in installments determined by the compensation committee of the Company’s board of directors. The options expire as determined by the committee, but no later than ten years from the date of grant. On April 11, 2002, the Company’s board of directors voted to increase the number of shares of Class D stock issuable under the Plan to 5,816,198 and to incorporate all prior amendments into the Plan. This amendment to the Plan was ratified by the Company’s stockholders on May 14, 2002. On March 9, 2004, the Company’s board of directors voted to increase the number of shares issuable under the Plan to 10,816,198 and to incorporate all prior amendments to the Plan. This amendment has been proposed to the Company’s stockholders for approval at the Company’s annual meeting on May 26, 2004.

9. RELATED PARTY TRANSACTIONS:

The Company currently leases office space from a partnership in which the Company’s Chief Executive Officer (“CEO”) and Chairperson are partners. Total rent paid to the partnership during the three months ended March 31, 2004 and 2003 was approximately $60,000 and $54,000, respectively.

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One in return for performances by a personality of Music One at the Company’s sponsored events. As of March 31, 2004, the valuation of the Company’s promotion of Music One approximated the valuation of Music One performances at the Company’s sponsored events.

Three officers of the Company, the CEO, Chief Financial Officer (“CFO”) and the General Counsel, purchased 1,500,000 shares of the Company’s Class D common stock, 333,334 shares of the Company’s Class A and 666,666 of the company’s Class D common stock, and 250,000 shares of the Company’s Class D common stock, respectively. The stock was purchased with the proceeds of full recourse loans from the Company in the amounts of $21,105,000, $7,000,000 and $2,005,000, respectively, with accrued interest as of March 31, 2004, of $3,575,000, $1,415,000 and $339,000, and as of December 31, 2003, of $3,275,000, $1,313,000 and $319,000, respectively.

The Company also has loans outstanding to the Company’s CEO, CFO and Chief Operating Officer in the amounts of $380,000, $88,000 and $262,000, respectively, with accrued interest as of March 31, 2004, of $141,000, $26,000 and $85,000, and as of December 31, 2003, of $134,000, $25,000 and $80,000, respectively. The loans are due on demand and bear interest at 5.6%.

In February 2002, the Company’s CFO exercised a contractual right to receive a non-interest-bearing loan in the amount of $750,000. The loan is due in January 2005 or 60 days after termination of the CFO’s employment, whichever is earlier.

In August 2001, the Company entered into a local management agreement (“LMA”) with a company in which the Company’s CEO has a majority ownership interest. Total fees paid under this agreement were approximately $111,000 and $63,000 for the three months ended March 31, 2004 and 2003, respectively. Additionally, the Company had a receivable from this company of approximately $630,000 as of March 31, 2004 and 2003. In April 2004, the Company announced its acquisition of this company (see note 11).

10. COMMITMENT AND CONTINGENCIES:

FCC Broadcast Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission (FCC) that have a maximum term of eight years prior to renewal. The Company’s FCC broadcast licenses expire at various times from August 1, 2004 to April 1, 2012. Although the Company may apply to renew its FCC broadcast licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

Network Organization and Affiliation Agreement

Pursuant to the network organization agreement, on July 18, 2003 the Company and certain other investors formed a limited liability company TV One, LLC (“TV One”) for the purpose of developing and distributing a new television programming service in the United States. The Company is committed to provide funding of $74 million to TV One over four years. As of March 31, 2004, the Company had made payments of $18.5 million under this agreement.

Royalty Agreements

The Company has entered into fixed fee and variable revenue share payment agreements with performance rights organizations that expire as late as 2006. During the three months ended March 31, 2004 and 2003, the Company incurred expenses of $2.4 million and $2.2 million, respectively, in relation to these agreements.

Leases

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities and noncancelable capital leases for equipment that expire over the next twenty years. The future minimum lease payments and rentals under noncancelable leases as of March 31, 2004 are:

	Capital Lease Payments	Operating Lease Payments
	(In Thousands)
April – December, 2004	$6	$3,849
2005	8	4,909
2006	8	4,501
2007	7	4,325
2008	6	4,293
Thereafter	—	11,938

Total	$35	$33,815

Less amount representing interest	2

Present value of net minimum lease payments	$33
Less current maturities	8

Long-term obligations	$25

Rent expense for the three months ended March 31, 2004 and 2003 was $1,509,000 and $1,438,000, respectively. The total cost of assets under capital lease as of March 31, 2004 was approximately $35,000.

Other contingencies

The Company has been named as a defendant in several legal actions occurring in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

11. SUBSEQUENT EVENTS:

In April 2004, the Company entered into definitive agreements to acquire all of the outstanding stock of New Mableton Broadcasting Corporation (“NMBC”), the majority shareholder of which is an entity controlled by the Company’s Chief Executive Officer and President. The total acquisition price is approximately $35 million. NMBC owns WAMJ-FM, a radio station located in the Atlanta, Georgia metropolitan area which the Company has operated under a local management agreement since August 2001.

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company’s restricted subsidiaries (Subsidiary Guarantors) have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes due 2011.

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of March 31, 2004 and 2003, and for the three-month periods then ended. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
REVENUE:
Broadcast revenue, including barter revenue	$39,652	$39,188	$—	$78,840
Less: Agency commissions	4,505	4,673	—	9,178

Net broadcast revenue	35,147	34,515	—	69,662

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization shown below	6,998	6,627	—	13,625
Selling, general and administrative	12,445	9,467	—	21,912
Corporate expenses	—	4,281	—	4,281
Depreciation and amortization	2,965	1,465	—	4,430

Total operating expenses	22,408	21,840	—	44,248

Operating income	12,739	12,675	—	25,414
INTEREST INCOME	2	720	—	722
INTEREST EXPENSE, including amortization of deferred financing costs	45	9,930	—	9,975
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	2,367	—	2,367
OTHER INCOME (EXPENSE), net	—	82	—	82

Income before provision for income taxes	12,696	1,180	—	13,876
PROVISION FOR INCOME TAXES	—	5,085	—	5,085

Net income (loss) before equity in income of subsidiaries	12,696	(3,905)	—	8,791
EQUITY IN INCOME OF SUBSIDIARIES	—	12,696	(12,696)	—

Net income	$12,696	$8,791	$(12,696)	$8,791

PREFERRED STOCK DIVIDEND		5,035		5,035

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$3,756		$3,756

The accompanying notes are an integral part of this consolidating statement.

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
REVENUE:
Broadcast revenue, including barter revenue	$35,626	$36,368	$—	$71,994
Less: Agency commissions	4,131	4,433	—	8,564

Net broadcast revenue	31,495	31,935	—	63,430

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization shown below	6,375	6,241	—	12,616
Selling, general and administrative	12,549	9,197	—	21,746
Corporate expenses	—	3,633	—	3,633
Depreciation and amortization	2,916	1,598	—	4,514

Total operating expenses	21,840	20,669	—	42,509

Operating income	9,655	11,266	—	20,921
INTEREST INCOME	—	669	—	669
INTEREST EXPENSE, including amortization of deferred financing costs	199	10,251	—	10,450
OTHER EXPENSE, net	—	2	—	2

Income (loss) before provision for income taxes	9,456	1,682	—	11,138
PROVISION FOR INCOME TAXES	—	4,228	—	4,228
EQUITY IN LOSSES OF SUBSIDIARIES	—	9,456	(9,456)	—

Net income (loss)	$9,456	$6,910	$(9,456)	$6,910

PREFERRED STOCK DIVIDEND		5,035		5,035

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$1,875		$1,875

The accompanying notes are an integral part of this consolidating statement.

CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2004

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$511	$14,254	$—	$14,765
Short-term investments	—	35,003	—	35,003
Trade accounts receivable, net of allowance for doubtful accounts	25,110	24,669	—	49,779
Prepaid expenses and other current assets	1,243	1,350	—	2,593
Income tax receivable	—	3,650	—	3,650
Deferred tax asset	2,282	3,512	—	5,794

Total current assets	29,146	82,438	—	111,584
PROPERTY AND EQUIPMENT, net	27,413	14,194	—	41,607
INTANGIBLE ASSETS, net	1,798,081	17,175	—	1,815,257
INVESTMENT IN SUBSIDIARIES	—	1,822,981	(1,822,981)	—
INVESTMENT IN AFFILIATED COMPANY	—	32,062	—	32,062
OTHER ASSETS	928	4,403	—	5,331

Total assets	$1,855,568	$1,973,254	$(1,822,981)	$2,005,841

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,205	$5,824	$—	$7,029
Accrued expenses	7,614	26,897	—	34,511
Fair value of derivative instruments	—	5,228	—	5,228
Current portion of long-term debt	—	56,875	—	56,875

Total current liabilities	8,819	94,824	—	103,643
LONG-TERM DEBT, net of current portion	33	527,500	—	527,533
DEFERRED REVENUE, net of current portion	—	11,977	—	11,977
DEFERRED INCOME TAX LIABILITY	23,735	56,334	—	80,069

Total liabilities	32,587	690,635	—	723,222

STOCKHOLDERS’ EQUITY:
Common stock	—	105	—	105
Accumulated other comprehensive loss	—	(3,215)	—	(3,215)
Stock subscriptions receivable	—	(35,439)	—	(35,439)
Additional paid-in capital	1,205,154	1,411,936	(1,205,154)	1,411,936
Accumulated deficit	617,827	(90,768)	(617,827)	(90,768)

Total stockholders’ equity	1,822,981	1,282,619	(1,822,981)	1,282,619

Total liabilities and stockholders’ equity	$1,855,568	$1,973,254	$(1,822,981)	$2,005,841

The accompanying notes are an integral part of this consolidating balance sheet.

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$414	$37,596	$—	$38,010
Short term investments	—	40,700	—	40,700
Trade accounts receivable, net of allowance for doubtful accounts	29,930	32,401	—	62,331
Prepaid expenses and other current assets	605	975	—	1,580
Income tax receivable	—	3,650	—	3,650
Deferred income tax asset	2,282	3,512	—	5,794

Total current assets	33,231	118,834	—	152,065
PROPERTY AND EQUIPMENT, net	27,974	14,701	—	42,675
INTANGIBLE ASSETS, net	1,763,295	18,963	—	1,782,258
INVESTMENT IN SUBSIDIARIES	—	1,793,927	(1,793,927)	—
INVESTMENT IN AFFILIATED COMPANY	—	34,396	—	34,396
OTHER ASSETS	963	5,514	—	6,477

Total assets	$1,825,463	$1,986,335	$(1,793,927)	$2,017,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$812	$6,400	$—	$7,221
Accrued expenses	6,798	31,227	—	38,025
Fair value of derivative	—	4,236	—	4,236
Other current liabilities	148	3,770	—	3,918
Current portion of long-term debt	—	52,500	—	52,500

Total current liabilities	7,767	98,133	—	105,900
LONG-TERM DEBT AND DEFERRED INTEREST, net of current portion	34	545,001	—	545,035
DEFERRED REVENUE, net of current portion	—	13,009	—	13,009
DEFERRED INCOME TAX LIABILITY	23,735	51,773	—	75,508

Total liabilities	31,536	707,916	—	739,452

STOCKHOLDERS’ EQUITY:
Common stock	—	105	—	105
Accumulated other comprehensive loss	—	(2,605)	—	(2,605)
Stock subscriptions receivable	—	(35,017)	—	(35,017)
Additional paid-in capital	1,188,797	1,410,460	(1,188,797)	1,410,460
Accumulated deficit	605,130	(94,524)	(605,130)	(94,524)

Total stockholders’ equity	1,793,927	1,278,419	(1,793,927)	1,278,419

Total liabilities and stockholders’ equity	$1,825,463	$1,986,335	$(1,793,927)	$2,017,871

The accompanying notes are an integral part of this consolidating balance sheet.

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,696	$8,791	$(12,696)	$8,791
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	2,965	1,465	—	4,430
Amortization of debt financing costs, unamortized discount and deferred interest	—	424	—	424
Deferred income taxes	—	4,943	—	4,943
Equity in net losses of affiliated company	—	2,367	—	2,367
Non-cash compensation to officer	—	923	—	923
Effect of change in operating assets and liabilities-
Trade accounts receivable, net	4,820	7,732	—	12,552
Due to Corporate/from Subsidiaries	13,744	(13,744)	—	—
Prepaid expenses and other	(638)	(411)	—	(1,049)
Other assets	35	(115)	—	(80)
Accounts payable	384	(576)	—	(192)
Accrued expenses and other	664	(9,529)	—	(8,865)

Net cash flows from operating activities	34,670	2,270	(12,696)	24,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(781)	$(735)	$—	$(1,516)
Equity investments	—	(57)	—	(57)
Purchase of short-term investments	—	5,697	—	5,697
Investment in Subsidiaries	—	(12,696)	12,696	—
Deposits and payments for station purchases	(33,792)	(191)	—	(33,983)

Net cash flows from investing activities	(34,573)	(7,982)	12,696	(29,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(13,127)	—	(13,127)
Proceeds from exercise of stock options	—	954	—	954
Interest on stock subscription receivable	—	(422)	—	(422)
Payment of preferred stock dividends		(5,035)		(5,035)

Net cash flows from financing activities	—	(17,630)	—	(17,630)

DECREASE IN CASH AND CASH EQUIVALENTS	97	(23,342)	—	(23,245)
CASH AND CASH EQUIVALENTS, beginning of period	414	37,596	—	38,010

CASH AND CASH EQUIVALENTS, end of period	$511	$14,254	$—	$14,765

The accompanying notes are an integral part of this consolidating statement.

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2003

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,456	$6,910	$(9,456)	$6,910
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	2,916	1,598	—	4,514
Amortization of debt financing costs, unamortized discount and deferred interest	125	300	—	425
Deferred income taxes	—	4,162	—	4,162
Non-cash compensation to officer	—	468	—	468
Loss on retirement of assets	2	—	—	2
Effect of change in operating assets and liabilities-
Trade accounts receivable, net	4,910	7,244	—	12,154
Due to Corporate/from Subsidiaries	(13,012)	13,012	—	—
Prepaid expenses and other	(636)	661	—	25
Other assets	51	183	—	234
Accounts payable	418	114	—	532
Accrued expenses and other	56	(8,075)	—	(8,019)

Net cash flows from operating activities	4,286	26,577	(9,456)	21,407

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(2,146)	$(1,048)	$—	$(3,194)
Equity investments	—	(237)	—	(237)
Purchase of short term investments	—	(6,000)	—	(6,000)
Investment in subsidiary	—	(9,456)	9,456	—
Deposits and payments for station purchases	(1,610)	(485)	—	(2,095)

Net cash flows from investing activities	(3,756)	(17,226)	9,456	(11,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(13,125)	—	(13,125)
Proceeds from exercise of stock options	—	93	—	93
Interest on stock subscription receivable	—	(463)	—	(463)
Payment of preferred stock dividends		(5,035)		(5,035)

Net cash flows from financing activities	—	(18,530)	—	(18,530)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	530	(9,179)	—	(8,649)
CASH AND CASH EQUIVALENTS, beginning of period	423	44,992	—	45,415

CASH AND CASH EQUIVALENTS, end of period	$953	$35,813	$—	$36,766

The accompanying notes are an integral part of this consolidating statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

Executive Summary

The first quarter of 2004 was a very good quarter for Radio One. In addition to growing revenue significantly faster than the radio industry, the Company performed well relative to virtually all its metrics of performance including revenue growth, cost containment and station operating income margin expansion. Overall, we showed positive revenue growth in a vast majority of our markets. Specifically, Radio One’s net broadcast revenue grew approximately 10% in the first quarter of 2004. This growth was broad-based with particular strength in Atlanta, Baltimore, Dallas, Detroit and Washington, D.C. Our revenue growth was balanced, with local and national advertising revenue increasing at the same rate while particular categories of strength included industries as diverse as automotive, financial, entertainment, travel and transportation, government/public and services. On the cost side, our ongoing hiring and salary freezes have enabled us to continue to manage our costs, which enhanced our results for the first quarter.

During the first quarter of 2004, we reduced our leverage by repaying approximately $13.1 million of outstanding debt, utilizing our cash flow from operations. We expect that this reduced leverage will enhance our liquidity and improve our borrowing capacity for future growth opportunities, including potential acquisitions. Additionally, our affiliated company, TV One has been launched and is off to a great start.

Looking forward, we remain optimistic that 2004 will be a better year for the radio industry due to the improving economy and the 2004 Summer Olympics and Presidential election, two events which, historically, have been positive for advertising-based businesses. Radio One continues to be well positioned with radio stations in some of the largest markets in the U.S., many of which have experienced good ratings trends. While we remain committed to controlling our operating costs, the current strength of the economy has made it necessary to reconsider some of the strict controls in place, especially relating to hiring and salary increases. Accordingly, we are beginning to review this and will be looking to prudently invest in our infrastructure and personnel during the remainder of 2004. As in past periods, we will continue to focus on acquiring underperforming or strategic stations as well as seeking to build clusters of stations within certain markets to capitalize on our existing infrastructure. We are starting to see some decent acquisition activity and believe that 2004 may present more attractive opportunities for acquisitions than were available to us during the past two years to enable us expand our presence in our existing markets or enter new markets. At the same time, however, we expect to remain focused on ensuring that the price we pay for any acquisitions is fair and that these acquisitions are financed in such a manner that will not jeopardize our ability to manage and grow the business in times of uncertainty.

Introduction

Revenue and Expenses

We derive revenue from sales of advertisements and program sponsorships on our stations to local and national advertisers and, to a much lesser extent, tower rental income, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and, beginning in the third quarter of 2003, management fees from our affiliated company, TV One LLC (“gross broadcast revenue”). Advertising revenue is affected primarily by the advertising rates our radio stations are able to charge as well as the overall demand for radio advertising time in a market. These rates are largely based upon a radio station’s audience share in the demographic groups targeted by advertisers, the number of radio stations in the related market, and the supply of and demand for radio advertising time. Advertising rates are generally highest during morning and afternoon commuting hours.

Approximately 70% of our net revenue was generated from local advertising while approximately 28% was generated from national spot advertising, including network advertising during the three months ended March 31, 2004 and 2003. The balance of revenue was generated primarily from tower rental income, ticket sales and revenue related to our sponsored events and other revenues.

In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue from our spot inventory, we monitor the use of trade agreements.

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

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2004	2003
	(in thousands, except margin data)
Net Broadcast Revenue	$69,662	$63,430
Station Operating Income(1)	$34,125	$29,068
Station Operating Income Margin	49%	46%
EBITDA(2)	$27,559	$25,433
Net Income	$8,791	$6,910

(1)	The reconciliation of operating income to station operating income is as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Operating income as reported	$25,414	$20,921
Add back non-station operating income items included in operating income:
Corporate expenses, excluding non-cash compensation	3,358	3,165
Non-cash compensation	923	468
Depreciation and amortization	4,430	4,514

Station operating income	34,125	29,068

(2)	The reconciliation of net income to EBITDA is as follows:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Net income as reported	$8,791	$6,910
Add back non-EBITDA items included in net income:
Interest income	(722)	(669)
Interest expense	9,975	10,450
Income taxes	5,085	4,228
Depreciation and amortization	4,430	4,514

EBITDA	27,559	25,433

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

	Three Months Ended March 31,
	2004	2003
	(in thousands)
Statements of Operations:
Gross broadcast revenue	$78,840	$71,994
Less: agency commissions	9,178	8,564

Net broadcast revenue	69,662	63,430
Operating expenses:
Programming and technical	13,625	12,616
Selling, general and administrative	21,912	21,746
Corporate expenses, excluding non-cash compensation	3,358	3,165
Non-cash compensation	923	468
Depreciation and amortization	4,430	4,514

Operating income	25,414	20,921
Interest income	722	669
Interest expense	9,975	10,450
Other income (expense), net	82	(2)
Equity in net loss of affiliated company	2,367	—

Income before provision for income taxes	13,876	11,138
Income tax benefit provision	5,085	4,228

Net income	$8,791	$6,910
Preferred stock dividend	5,035	5,035

Net income applicable to common stockholders	$3,756	$1,875

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Broadcast Revenue. Gross broadcast revenue is derived primarily from sales of advertisements and program sponsorships on our stations to local and national advertisers. Gross broadcast revenue is recognized in the period in which advertisements are broadcast. Gross broadcast revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Other sources of broadcast revenue include tower rental income, independent promotion agreements, tickets, other revenue related to special events sponsored by us and, beginning in 2003, management fees from TV One. Net broadcast revenue is presented net of local and national agency commissions in the results of operations, which is consistent with industry practice. For the three months ended March 31, 2004, we recognized $69.7 million in net broadcast revenue compared to $63.4 million during the three months ended March 31, 2003. These amounts are net of agency commissions, which were $9.2 million during the three months ended March 31, 2004, compared to $8.6 million during the three months ended March 31, 2003. The increase in net advertising revenue is due primarily to increased demand for advertising on our stations that results from our increased listenership, audience reach and ratings. The revenue growth in several of our markets, including Atlanta, Baltimore, Cincinnati, Dallas and Washington, D.C. was partially offset by revenue declines in some of our other markets, including Louisville, Philadelphia and Richmond. We expect net broadcast revenue to increase during the remainder of 2004 due to improved ratings growth in some of our underdeveloped markets, increased growth in corporate sales, and an improved outlook in general economic conditions.

Operating Expenses

Summary.

Programming and technical costs, selling general and administrative costs, corporate expenses, non-cash compensation, and depreciation and amortization were $44.2 million for the three months ended March 31, 2004 compared to $42.5 million in the three months ended March 31, 2003, an increase of $1.7 million. The increase was due primarily to increases of $1.0 million in programming and technical costs, $0.1 million in selling, general and administrative costs, $0.4 million in non-cash compensation, and $0.2 million in corporate expenses.

Programming and technical.

Programming and technical costs include costs associated with our on-air talent, music royalties, and the rental and maintenance of our tower facilities. Programming and technical costs also include expenses associated with our research activities and the management and maintenance of the systems, software, hardware, and studios used in the creation, distribution and broadcast of our service. Programming and technical costs were $13.6 million for the three months ended March 31, 2004, compared to $12.6 million for the three months ended March 31, 2003, an increase of $1.0 million or 8%. This increase resulted primarily from expenses associated with existing agreements and a new agreement signed with on-air talent during the three months ended March 31, 2004. Programming and technical costs are expected to increase during the remainder of 2004 due to the operations of our broadcast systems infrastructure and additional costs for our on-air talent.

Selling, general and administrative.

Selling, general and administrative costs, which include sales force compensation (primarily commissions), marketing costs, expenses for office and studio facilities, and back office expenses, were $21.9 million for the three months ended March 31, 2004, compared with $21.8 million for the three months ended March 31, 2003, an increase of $0.1 million. Selling, general and administrative costs also include costs related to the advertising traffic (scheduling and insertion) functions. These costs are expected to increase during the remainder of 2004 due to the variable cost of increased revenue.

Corporate expenses.

Corporate expenses consist of costs associated with managing and maintaining our corporate headquarters and facilities, primarily corporate personnel costs. These expenses were $3.4 million for the three months ended March 31, 2004, compared with $3.2 million for the three months ended March 31, 2003, an increase of $0.2 million. This increase resulted primarily from additional professional fees and other expenses incurred to ensure compliance with new regulatory requirements. These costs are expected to increase during the remainder of 2004 as we continue the implementation of new regulatory requirements associated with being a public company.

Non-cash compensation.

Non-cash compensation expenses were $0.9 million for the three months ended March 31, 2004, compared with $0.5 million for the three months ended March 31, 2003, an increase of $0.4 million or 80%. This increase resulted from the recognition of additional charges related to the grant of restricted stock to certain on-air talent during the first quarter of 2004.

Depreciation and amortization.

Depreciation and amortization expense was $4.4 million for the three months ended March 31, 2004 compared with $4.5 million for the three months ended March 31, 2003, a decrease of $0.1 million or 2%. This decrease was due primarily to assets that became fully depreciated, partially offset by additional depreciation expense during the first quarter of 2004.

Operating Income. Operating income for the three months ended March 31, 2004 was $25.4 million compared with $20.9 million for the three months ended March 31, 2003, an increase of $4.5 million or 22%. This increase was primarily attributable to an increase in net broadcast revenue of $6.2 million offset by an increase of $1.7 million in operating expenses.

Interest Income. Interest income was constant at $0.7 million for the three month periods ended March 31, 2004 and 2003.

Interest Expense. Interest expense was $10.0 million for the three months ended March 31, 2004 compared with $10.5 million for the three months ended March 31, 2003, a decrease of $0.5 million or 5%. This decrease resulted from a consistent reduction in our outstanding debt balance since 2003 and lower interest rates applicable to our outstanding debt as a result of declining leverage throughout 2003 and into the first quarter of 2004.

Other Income (Expense). Other income was $82,000 for the three months ended March 31, 2004 compared with other expense of $2,000 for the three months ended March 31, 2003, an increase of $84,000.

Equity in Net Loss of Affiliated Company. During the three months ended March 31, 2004, we recorded losses of $2.4 million for our share of the net losses of our affiliated company, TV One. In July 2003, we entered into an agreement with certain other investors to form TV One for the purpose of distributing a new television programming service. See “Liquidity and Capital Resources” section below for further discussion.

Net Income. Net income increased to $8.8 million for the three months ended March 31, 2004 compared with $6.9 million for the three months ended March 31, 2003 an increase of $1.9 million. This resulted primarily from an increase of $4.5 million in operating income and a decrease of $0.5 million in interest expense, offset by increases of $0.8 million in the provision for income taxes and $2.4 million for equity in the net loss of our affiliated company, TV One.

Net Income Applicable to Common Stockholders. Net income applicable to common stockholders was $3.8 million for the three months ended March 31, 2004 compared with a net income applicable to common stockholders of $1.9 million for the three months ended March 31, 2003, an increase of $1.9 million. The increase was directly attributable to higher operating income due to higher revenue and lower interest expense, partially offset by equity in net loss of our affiliated company during the three months ended March 31, 2004, as described above. Dividends on our 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) remained unchanged at $5.0 million for the three months ended March 31, 2004 and 2003.

Other Data

Station operating income. Station operating income consists of operating income before depreciation and amortization, corporate expenses and non-cash compensation expenses. Station operating income is not a measure of financial performance under generally accepted accounting principles. Station operating income increased to $34.1 million for the three months ended March 31, 2004 compared with $29.1 million for the three months ended March 31, 2003, an increase of $5.0 million or 17%. This increase was primarily attributable to an increase in net broadcast revenue, partially offset by higher operating expenses as described above. The reconciliation of operating income to station operating income is provided on page 29.

Station operating income margin. Station operating income margin represents station operating income as a percentage of net broadcast revenue. Station operating income margin is not a measure of financial performance under generally accepted accounting principles. Our station operating income margin increased to 49% for the three months ended March 31, 2004 from 46% for the three months ended March 31, 2003. Our station operating income was $34.1 million and $29.1 million for the three months ended March 31, 2004 and 2003, respectively while our net broadcast revenue was $69.7 million and $63.4 million for the three months ended March 31, 2004 and 2003, respectively.

EBITDA. EBITDA represents net income or loss before interest income, interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA was $27.6 million for the three months ended March 31, 2004 compared with $25.4 million for the three months ended March 31, 2003, an increase of $2.2 million or 9%. The reconciliation of net income to EBITDA is provided on page 29.

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

We entered into our amended and restated bank credit facility as of July 17, 2000. Under the credit facility, we have borrowed $350.0 million in term loans and may borrow up to $250.0 million on a revolving basis. Historically, we have drawn down funds from the credit facility as capital was required, primarily for acquisitions. As of March 31, 2004, we have repaid $65.6 million, leaving an outstanding balance of $284.4 million of term loans, and are able to borrow up to $250.0 million on a revolving basis, subject to the applicable covenant restrictions under our credit facility. Both the term loan and the revolving commitment under our credit facility bear interest, at our option, at a rate equal to either LIBOR plus a spread that ranges from 0.625% to 2.00% or the prime rate plus a spread of up to 1.00%, depending on our leverage ratio. Under the bank credit facility, we may be required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. We currently have swap agreements in place for a total notional amount of $225.0 million. As of March 31, 2004, the periods remaining on the swap agreements range in duration from three to 33 months.

Our credit exposure under these swap agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance. All of the swap agreements are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The valuation of each of these swap agreements is affected by the change in the three-month LIBOR rates and the remaining term of the agreement. Any increase in the three-month LIBOR rate results in a more favorable valuation, while a decrease in the three-month LIBOR rate results in a less favorable valuation. The following table summarizes the interest rates in effect with respect to certain of our debt as of March 31, 2004:

Type of debt	Amount outstanding (millions)	Applicable interest rate
Senior bank term debt (subject to a 46 month fixed swap)(1)(2)	$100.0	4.02%
Senior bank term debt (subject to a 36 month fixed swap)(1)(2)	50.0	3.64
Senior bank term debt (subject to a 24 month fixed swap)(1)(2)	50.0	3.18
Senior bank term debt (subject to a 20 month fixed swap)(2)	25.0	4.14
Senior bank term debt (subject to variable interest rate)(3)	59.4	1.75
8 7/8% senior subordinated notes (fixed rate)	300.0	8.88

(1)	A total of $200 million is subject to fixed rate swap agreements that became effective on December 2, 2002.
(2)	Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our credit agreement. That spread is currently set at 0.63% and is incorporated into the applicable interest rates outlined above.
(3)	Subject to rolling 90-day LIBOR plus a spread currently at 0.63% and incorporated into the applicable interest rate outlined above.

In May 2001, we closed a private offering of $300.0 million of our 8 7/8% Senior Subordinated Notes due 2011 realizing net proceeds of $291.8 million. The net proceeds of the offering were primarily used to repay amounts owed on our bank credit facility and previously outstanding senior subordinated notes.

Our credit facility and the indenture for our senior notes require that we comply with certain financial covenants limiting our ability to incur additional debt. Such terms also place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things. Our credit facility also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit our ability to borrow under the credit facility or to otherwise raise funds in the debt market. On March 18, 2002, we entered into an amendment with our lenders under our bank facility that modified the financial condition covenants to terms more favorable to us. We believe that we are in compliance in all material respects with all the covenants of our credit facility and the indenture for our senior notes.

The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2004 and 2003:

	2004	2003
	(in thousands)
Net cash flows from operating activities	$24,244	$21,407
Net cash flows used in investing activities	(29,859)	(11,526)
Net cash flows used in financing activities	(17,630)	(18,530)

Net cash flows from operating activities were approximately $24.2 million and $21.4 million for the three months ended March 31, 2004 and 2003, respectively. For the three months ended March 31, 2004, net cash from operating activities increased $2.8 million compared to the three months ended March 31, 2003, primarily due to an increase in operating income, reduced leverage and changes in other working capital components.

Net cash flows used in investing activities were $29.9 million and $11.5 million for the three months ended March 31, 2004 and 2003, respectively. During the three months ended March 31, 2004, we completed the acquisition of the assets of WSNJ-FM in the Philadelphia market for approximately $35.0 million and sold approximately $5.7 million of short-term marketable securities. Capital expenditures were approximately $1.5 million for the three months ended March 31, 2004. During the three months ended March 31, 2003, we completed the acquisition of the assets of WBLO-FM in the Louisville market for approximately $2.0 million and purchased short term marketable securities for approximately $6.0 million. Capital expenditures were approximately $3.2 million for the three months ended March 31, 2003.

Net cash flows used in financing activities were $17.6 million for the months ended March 31, 2004 compared to net cash flows used in financing activities of $18.5 million for the three months ended March 31, 2003. We repaid approximately $13.1 million of our term loans and also paid preferred dividends of approximately $5.0 million during each of the three-month periods ended March 31, 2004 and 2003.

In April 2004, we entered into definitive agreements to acquire all of the outstanding stock of New Mableton Broadcasting Corporation (“NMBC”), the majority shareholder of which is an entity controlled by our

Chief Executive Officer and President. The total acquisition price is approximately $35.0 million. NMBC owns WAMJ-FM, a radio station located in the Atlanta, Georgia metropolitan area which we have operated under a local management agreement since August 2001.

We continuously review opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic investments. As of the date of this report, other than our agreement with an affiliate of Comcast Corporation and other investors to fund our affiliate TV One over the next four years (the balance of our commitment is $55.5 million at March 31, 2004) and our agreement to purchase all of the outstanding stock of NMBC for approximately $35.0 million, we have no definitive agreements to make acquisitions of additional radio stations or to make strategic investments. We anticipate that these and any future acquisitions and strategic investments will be financed through funds generated from operations, cash on hand, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.

As of March 31, 2004, we obtained two standby letters of credit in the amounts of $275,000 and $270,000 each in connection with our annual insurance policy renewals. To date, there has been no activity on these standby letters of credit.

For the remainder of 2004, we must make minimum principal payments on the term loans in the amount of approximately $39.4 million in equal quarterly installments of approximately $13.1 million. We expect that we will meet the quarterly debt commitments through one or more of the following: (1) cash on hand; (2) cash flow from operations; (3) additional permitted borrowings; or (4) other debt or equity financings.

Our ability to meet our debt service obligations and reduce our total debt, and our ability to refinance the 8 7/8% senior subordinated notes at or prior to their scheduled maturity date in 2011, will depend upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. In addition to principal payments during the remainder of 2004 of approximately $39.4 million, dividends of approximately $15.1 million related to our preferred stock, and our obligations to close on the purchase of the outstanding stock of New Mableton Broadcasting Corporation and to meet capital calls by TV One, our principal liquidity requirements will be for working capital, continued business development, strategic investment opportunities and for general corporate purposes, including capital expenditures.

Starting in July 2003, and continuing for two years, we have the right (but not the requirement) to redeem up to $310.0 million of our designated 6.5% Convertible Preferred Stock (“HIGH TIDES”) for cash. Depending on the underlying price of our Class D common stock at the time of settlement for this redemption (if elected by us), we would need to fund up to 100% of the amount of securities to be redeemed in cash, although lesser amounts would be required if certain holders of the HIGH TIDES elect to receive shares of Class D common stock in lieu of cash. Subject to certain restrictions imposed on our bank credit facility, we could finance the cash redemption of the HIGH TIDES with borrowings under our bank credit facility, available free cash balances and/or a new preferred and/or common stock issuance. By July 2005, if we have not redeemed 100% of our HIGH TIDES for cash and/or stock, we must remarket the HIGH TIDES into a similar security priced at the then prevailing market prices for such a security. As of the date of this report, we have not elected to redeem our HIGH TIDES.

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

RECENT ACCOUNTING PRONOUNCEMENTS

There have been no material changes to our disclosure of recent accounting pronouncements provided in Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2003.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 of the Consolidated Financial Statements. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2003, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes on such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2003.

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

The bank credit facility consists of Term A Loans (the “Loan”) in an amount up to $350.0 million, and a credit line (the “Revolver”) in an amount up to $250.0 million that may be borrowed on a revolving basis. The interest rate on the bank credit facility is LIBOR plus a spread based on the Company’s leverage ratio, as defined in the credit agreement. The credit facility requires quarterly interest payments. The credit facility also requires minimum quarterly principal payments, which commenced March 31, 2003. The loans mature in June 2007. As of March 31, 2004, we had $284.4 million outstanding on the Loan and $250.0 million remained available (subject to various covenant restrictions) to be drawn down from the Revolver.

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities and non-cancelable capital leases for equipment that expire over the next twenty years.

Contractual Obligations Schedule

The following table represents our contractual obligations as of March 31, 2004:

	Payments Due by Period(1) (in thousands)
Contractual Obligations	April – December 2004	2005	2006	2007	2008	2009 and Beyond	Total
8 7/8% Senior subordinated notes	$—	$—	$—	$—	$—	$300,000	$300,000
Bank credit facility	39,375	70,000	87,500	87,500	—	—	284,375
Capital Lease Obligations	6	7	7	7	6	—	33
Dividends on Preferred Stock	15,105	20,140	20,140	20,140	20,140	20,140	115,805
Other Operating Contracts/ Agreements(2)	22,826	16,784	6,839	1,670	194	306	48,620
Operating Lease Obligations	3,849	4,909	4,501	4,325	4,293	11,938	33,815

Total	$81,161	$111,840	$118,987	$113,642	$24,633	$332,384	$782,647

(1)	The above amounts do not include interest, which in some cases is variable in amount.
(2)	Other operating contracts/agreements include employment contracts, severance obligations, on-air talent contracts and other programming agreements.

In addition to the obligations above, as of March 31, 2004, we had swap agreements in place for a total notional amount of $225.0 million. The periods remaining on the swap agreements range in duration from three to 33 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party, however, we do not anticipate non-performance.

We anticipate that we will fund our obligations and commitments through one or more of the following: (1) cash on hand; (2) cash flow from operations; (3) additional permitted borrowings; or (4) other debt or equity financings.

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

Changes in internal control over financial reporting

During the first quarter of 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	EXHIBITS

The following exhibits are filed as part of this report, except for Exhibits 32.1 and 32.2, which are furnished, but not filed, with this report.

3.1	Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 000-25969; Film No. 631638)).

3.1.1	Certificate of Amendment (dated as of September 21, 2000) of the Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000 (File No. 000-25969; Film No. 736375)).

3.2	Amended and Restated By-laws of Radio One, Inc., amended as of June 5, 2001 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q filed August 14, 2001 (File No. 000-25969; Film No. 1714323)).

3.3	Certificate Of Designations, Rights and Preferences of the 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) of Radio One, Inc., as filed with the State of Delaware on July 13, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 000-25969; Film No. 698190)).

10.12	Third Amendment to Second Amended and Restated Credit Agreement, dated April 16, 2004, by and among Radio One, Inc., Bank of America, N.A. and the other lender parties thereto.

31.1	Certification of Chief Executive Officer required by Rule 13a-14 or Rule 15d-14, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 or Rule 15d-14, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	REPORTS ON FORM 8-K

The Company filed an Item 12 Form 8-K dated February 10, 2004 for the purpose of releasing financial results for the fourth quarter of 2003.

The Company filed an Item 12 Form 8-K dated April 30, 2004 for the purpose of releasing financial results for the first quarter of 2004 and announcing its intention to acquire New Mableton Broadcasting Corporation.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ SCOTT R. ROYSTER
May 3, 2004	Scott R. Royster Executive Vice President and Chief Financial Officer (Principal Financial Officer)