Form 10-Q
period 2004-06-30
RADIO ONE INC
filed 2004-07-30
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2004
Class A Common Stock, $.001 Par Value	22,404,228
Class B Common Stock, $.001 Par Value	2,867,463
Class C Common Stock, $.001 Par Value	3,132,458
Class D Common Stock, $.001 Par Value	76,583,234

RADIO ONE, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended June 30, 2004

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(See pages 4-28 — This page intentionally left blank.)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
	(In Thousands, Except Shares Outstanding and Per Share Amounts)

NET BROADCAST REVENUE	$86,210	$80,912	$155,872	$144,342

OPERATING EXPENSES:
Program and technical	13,587	13,556	27,733	26,172
Selling, general and administrative	24,791	24,272	46,703	46,018
Corporate expenses	4,118	3,279	7,878	6,912
Depreciation and amortization	4,561	4,517	8,991	9,031

Total operating expenses	47,057	45,624	91,305	88,133

Operating income	39,153	35,288	64,567	56,209
INTEREST INCOME	585	696	1,307	1,363
INTEREST EXPENSE, including amortization of deferred financing costs	9,748	10,689	19,723	21,137
EQUITY IN NET LOSS OF AFFILIATED COMPANY	1,431	—	3,798	—
OTHER INCOME (EXPENSE), net	62	—	144	(2)

Income before provision for income taxes	28,621	25,295	42,497	36,433
PROVISION FOR INCOME TAXES	11,162	9,617	16,247	13,845

Net income	$17,459	$15,678	$26,250	$22,588
PREFERRED STOCK DIVIDEND	$5,035	$5,035	$10,070	$10,070

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$12,424	$10,643	$16,180	$12,518

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$0.12	$0.10	$0.15	$0.12

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	104,953,961	104,605,530	104,906,935	104,590,987

Diluted	105,545,683	105,140,962	105,553,155	104,987,650

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2004	December 31, 2003
	(Unaudited)
	(In Thousands, Except Par Value and Share Amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$15,032	$38,010
Short term investments	32,000	40,700
Trade accounts receivable, net of allowance for doubtful accounts of $5,180 and $6,179, respectively	65,668	62,331
Prepaid expenses and other current assets	3,087	1,580
Income tax receivable	3,650	3,650
Deferred income tax asset	5,794	5,794

Total current assets	125,231	152,065
PROPERTY AND EQUIPMENT, net	41,179	42,675
GOODWILL	114,516	114,516
RADIO BROADCASTING LICENSES	1,683,920	1,648,264
OTHER INTANGIBLE ASSETS, net	15,176	19,478
INVESTMENT IN AFFILIATED COMPANY	30,665	34,396
OTHER ASSETS	12,479	6,477

Total assets	$2,023,166	$2,017,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,854	$7,221
Accrued interest	13,940	14,154
Accrued compensation and related benefits	15,476	14,038
Income taxes payable	4,343	4,389
Current portion of deferred revenue	3,435	3,587
Other accrued expenses	5,108	5,444
Fair value of derivative instruments	1,087	4,236
Other current liabilities	573	331
Current portion of long-term debt	61,250	52,500

Total current liabilities	111,066	105,900
LONG-TERM DEBT, net of current portion	510,030	545,035
DEFERRED REVENUE, net of current portion	11,675	13,009
DEFERRED INCOME TAX LIABILITY	92,683	75,508

Total liabilities	725,454	739,452

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized and 309,820 shares issued and outstanding; liquidation preference of $1,000 per share plus cumulative dividends at 6.5% per year, unpaid dividends were $4,198 as of June 30, 2004 and December 31, 2003	—	—
Common stock—Class A, $.001 par value, 30,000,000 shares authorized, 22,404,228 and 22,400,164 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	23	23
Common stock—Class B, $.001 par value, 150,000,000 shares authorized, 2,867,463 shares issued and outstanding at June 30, 2004 and December 31, 2003	3	3
Common stock—Class C, $.001 par value, 150,000,000 shares authorized, 3,132,458 shares issued and outstanding at June 30, 2004 and December 31, 2003	3	3
Common stock—Class D, $.001 par value, 150,000,000 shares authorized, 76,556,568 and 76,340,899 shares issued and outstanding at June 30, 2004 and December 31, 2003, respectively	76	76
Accumulated other comprehensive loss	(668)	(2,605)
Stock subscriptions receivable	(35,867)	(35,017)
Additional paid-in capital	1,412,486	1,410,460
Accumulated deficit	(78,344)	(94,524)

Total stockholders’ equity	1,297,712	1,278,419

Total liabilities and stockholders’ equity	$2,023,166	$2,017,871

The accompanying notes are an integral part of these consolidated balance sheets.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE SIX MONTHS ENDED JUNE 30, 2004 (UNAUDITED)

(In Thousands, Except Share Amounts)

	Convertible preferred stock	Common stock Class A	Common stock Class B	Common stock Class C	Common stock Class D	Comprehensive income	Accumulated other comprehensive income	Stock subscriptions receivable	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
BALANCE, as of December 31, 2002	—	23	3	3	76		(3,006)	(33,344)	1,408,435	(128,167)	1,244,023
Comprehensive income:
Net income	—	—	—	—	—	53,783	—	—	—	53,783	53,783
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	401	401	—	—	—	401

Comprehensive income						$54,184

Preferred stock dividends	—	—	—	—	—		—	—	—	(20,140)	(20,140)
Interest on stock subscriptions receivable	—	—	—	—	—		—	(1,673)	—	—	(1,673)
Employee exercise of options for 172,000 shares	—	—	—	—	—		—	—	1,545	—	1,545
Tax effect on non-qualified option exercises	—	—	—	—	—		—	—	480	—	480

BALANCE, as of December 31, 2003	—	23	3	3	76		(2,605)	(35,017)	1,410,460	(94,524)	1,278,419
Comprehensive income:
Net income	—	—	—	—	—	26,250	—	—	—	26,250	26,250
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	1,937	1,937	—	—	—	1,937

Comprehensive income						$28,187

Vesting of non-employee restricted stock	—	—	—	—	—		—	—	713	—	713
Preferred stock dividends	—	—	—	—	—		—	—	—	(10,070)	(10,070)
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(850)	—	—	(850)
Employee exercise of options for 103,321 shares	—	—	—	—	—		—	—	1,313	—	1,313

BALANCE, as of June 30, 2004	$—	$23	$3	$3	$76		$(668)	$(35,867)	$1,412,486	$(78,344)	$1,297,712

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003
	(Unaudited, In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,250	$22,588
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,991	9,031
Amortization of debt financing costs	848	849
Deferred income taxes	15,963	13,628
Equity in net loss of affiliated company	3,798	—
Non-cash compensation	1,517	894
Loss on retirement of assets	—	2
Effect of change in operating assets and liabilities:
Trade accounts receivable, net	(3,337)	288
Prepaid expenses and other current assets	(1,507)	(105)
Other assets	(241)	136
Accounts payable	(1,367)	629
Accrued interest	(214)	81
Accrued compensation and related benefits	634	406
Income taxes payable	(46)	(127)
Other accrued expenses	(1,582)	(2,512)

Net cash flows from operating activities	49,707	45,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,927)	(6,135)
Equity investments	(3,456)	(1,119)
Maturity (purchase) of short term investments	8,700	(1,260)
Deposits and payments for station purchases	(38,143)	(2,160)

Net cash flows from investing activities	(36,826)	(10,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(26,252)	(26,250)
Proceeds from exercise of stock options	1,313	727
Interest on stock subscription receivable	(850)	(862)
Payment of preferred stock dividends	(10,070)	(10,070)

Net cash flows from financing activities	(35,859)	(36,455)

DECREASE IN CASH AND CASH EQUIVALENTS	(22,978)	(1,341)
CASH AND CASH EQUIVALENTS, beginning of period	38,010	45,415

CASH AND CASH EQUIVALENTS, end of period	$15,032	$44,074

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$19,089	$20,412

Income taxes	$332	$345

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

In September 2001, the Company began providing programming services to XM Satellite Radio Inc. (XM). Under its agreement with XM, the Company provided five channels of urban radio programming to XM. Following a change in XM’s programming strategy, this agreement was amended effective April 1, 2004 to allow the Company to provide one channel of urban radio programming to XM.

In July 2003, the Company entered into a joint venture with an affiliate of Comcast Corporation and other investors to create TV One, LLC (TV One), an entity formed to operate a cable television network featuring entertainment, opinion and news-related programming targeted primarily towards African-American viewers. The Company expects to make a cash investment of approximately $74.0 million in TV One over four years. The Company also provides advertising and management services to TV One through January 2009, for which the Company received additional equity in TV One.

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

Certain reclassifications have been made to prior period amounts to conform to the June 30, 2004 presentation.

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

The Company had the following balances for cash, cash equivalents and short term investments:

	June 30, 2004	December 31, 2003
	(In Thousands)
Cash on deposit	$4,028	$22,836
Money market funds	11,004	15,174
Short term investments	32,000	40,700

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

(f) Equity Method Investment

The Company accounts for its investment in TV One under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The Company has recorded an investment in the partnership interest of TV One at cost and has adjusted the carrying amount of the investment to recognize its share of losses of TV One after the date of the initial investment. The Company will review the realizability of its investment if conditions are present or events occur to suggest that an impairment of the investment may exist. The Company has determined that, although TV One is a variable interest entity (as defined by Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”), the Company is not the primary beneficiary of TV One.

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

(i) Financial Instruments

Financial instruments as of June 30, 2004 and December 31, 2003 consist of cash and cash equivalents, short term investments, trade accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts approximate fair value for each of these financial instruments except for the 8 7/8% Senior Subordinated Notes as of June 30, 2004 and December 31, 2003, which have a fair value of approximately $328.3 million and $331.5 million, respectively, as compared to a carrying value of $300.0 million as of the end of both periods. The fair value is determined based on the fair market value of similar instruments.

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

(k) Revenue Recognition

The Company recognizes revenue for broadcast advertising when the commercial is broadcast and reports revenue net of agency commissions in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”. Agency commissions, when applicable, are calculated based on a stated

percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency and the agency remits the gross billing, less their commission, to the Company. Agency commissions were $12.1 million and $11.1 million during the three months ended June 30, 2004 and 2003, respectively. Agency commissions were $21.3 million and $19.7 million during the six months ended June 30, 2004 and 2003, respectively.

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

At June 30, 2004, the Company had one stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the determined market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Amounts)
Net income applicable to common stockholders, as reported:	$12,424	$10,643	$16,180	$12,518
Add: stock-based employee compensation expense included in net income	—	—	—	—
Less: total stock-based employee compensation expense determined under fair value-based method for all awards	(3,367)	(2,710)	(6,820)	(5,417)

Pro forma net income applicable to common stockholders	$9,057	$7,933	$9,360	$7,101

As reported net income per share—basic and diluted	$0.12	$0.10	$0.16	$0.12
Pro forma net income per share—basic and diluted	$0.09	$0.08	$0.09	$0.07

The per share weighted-average fair value of employee options granted during the three months ended June 30, 2004 and 2003 was $9.93 and $10.53, respectively, on the date of grant. The per share weighted-average fair value of employee options granted during the six months ended June 30, 2004 and 2003 was $10.19 and $10.53, respectively, on the date of grant. These fair values were derived using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2004	2003	2003	2004
Average risk-free interest rate	3.93%	2.27%	3.93%	2.27%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	67%	77%	67%	77%

(p) Comprehensive Income

The Company’s comprehensive income consists of net income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive income consists of gains and losses on derivative instruments that qualify for cash flow hedge treatment.

The following table sets forth the components of comprehensive income:

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net income	$17,459	$15,678	$26,250	$22,588
Other comprehensive income (loss), (net of tax):
Derivative and hedging activities	2,547	(1,126)	1,937	(1,650)

Comprehensive income	$20,006	$14,552	$28,187	$20,938

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

(r) Net Income Applicable to Common Stockholders

In July 2000, the Company completed a private placement of $310.0 million of 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (HIGH TIDES), at $1,000 per security. Dividends accrue on the HIGH TIDES at 6 1/2% per annum from the date of original issuance. Dividends are paid quarterly in arrears, commencing October 15, 2000. The earnings available for common stockholders for the three months ended June 30, 2004 and 2003, is the net income less the dividends of $5,035,000 payable on the HIGH TIDES. The earnings available for common stockholders for the six months ended June 30, 2004 and 2003, is the net income less the dividends of $10,070,000 payable on the HIGH TIDES.

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

3. ACQUISITIONS:

In May 2004, the Company entered into a definitive agreement to acquire the assets of KRTS, LP. The total acquisition price is approximately $72.5 million. KRTS, LP owns KRTS-FM, a radio station located in the Houston, Texas metropolitan area. The Company made a deposit of approximately $3.6 million during the three months ended June 30, 2004 in connection with the planned acquisition.

In April 2004, the Company entered into a definitive agreement to acquire all of the outstanding stock of New Mableton Broadcasting Corporation (“NMBC”), the majority shareholder of which is an entity controlled by the Company’s Chief Executive Officer and President. The total acquisition price is approximately $35.0 million. NMBC owns WAMJ-FM, a radio station located in the Atlanta, Georgia metropolitan area which the Company has operated under a local management agreement since August 2001. The Company paid $3.5 million during the three months ended June 30, 2004 in connection with the planned acquisition.

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

In August 2003, the Company made its first capital contribution of approximately $18.5 million to TV One, LLC. On a fully-diluted basis, the Company owns approximately 40% of TV One and is accounting for this investment under the equity method of accounting. Accordingly, the Company is recognizing its ratable share of TV One’s net loss. The Company was not required to make any cash investment during the three or six months ended June 30, 2004. See Note 5 below for further discussion.

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

Depreciation expense was $2,751,000 and $2,616,000 for the three months ended June 30, 2004 and 2003, respectively. Depreciation expense was $5,376,000 and $5,164,000 for the six months ended June 30, 2004 and 2003, respectively.

Repairs and maintenance costs are expensed as incurred.

5. INVESTMENT IN AFFILIATED COMPANY:

In July 2003, the Company entered into a joint venture agreement with an affiliate of Comcast Corporation and other investors to create TV One, an entity formed to operate a cable television network targeted primarily towards African-American viewers. In 2003, the Company made its initial cash investment of $18.5 million and expects to make a total cash investment of $74.0 million over four years. The Company is accounting for this investment using the equity method of accounting, under which the Company initially recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the Company’s share of the losses of TV One after the date of its initial investment. For the three months ended June 30, 2004, the Company’s allocable share of TV One’s losses was approximately $1.4 million. For the six months ended June 30, 2004, the Company’s allocable share of TV One’s losses was approximately $3.8 million.

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

6. LONG-TERM DEBT:

Long-term debt consists of the following:

	June 30, 2004	December 31, 2003
	(In Thousands)
8 7/8% Senior subordinated notes	$300,000	$300,000
Bank credit facility	271,250	297,500
Capital lease obligations	30	35

Total long-term debt	571,280	597,535
Less: current portion	(61,250)	(52,500)

Long term debt, net of current portion	$510,030	$545,035

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

The bank credit facility consists of Term A Loans (the “Loan”) in an amount up to $350.0 million and a credit line (the “Revolver”) in an amount up to $250.0 million that may be borrowed on a revolving basis. The interest rate on the bank credit facility is LIBOR plus a spread based on the Company’s leverage ratio, as defined in the credit agreement. The credit facility requires quarterly interest payments. The credit facility also requires minimum quarterly principal payments, which commenced March 31, 2003 and $250.0 million remained available (subject to various covenant restrictions) to be drawn down from the Revolver. The loans mature in June 2007. The weighted average interest rate for the bank credit facility was 3.34% and 3.71% during the three months ended June 30, 2004 and 2003, respectively.

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

Future minimum principal payments of long-term debt as of June 30, 2004 are as follows:

	Senior Subordinated Notes	Bank Credit Facility	Capital Leases
	(In Thousands)
July – December, 2004	$—	$26,250	$3
2005	—	70,000	7
2006	—	87,500	7
2007	—	87,500	7
2008	—	—	6
2009 and thereafter	300,000	—	—

Total long-term debt	$300,000	$271,250	$30

7. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at June 30, 2004 and December 31, 2003. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	June 30, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$15,032	$15,032	$38,010	$38,010
Short term investments	32,000	32,000	40,700	40,700
Trade accounts receivable	65,668	65,668	62,331	62,331
Financial liabilities:
Accounts payable	5,854	5,854	7,221	7,221
Accrued interest	13,940	13,940	14,154	14,154
Accrued compensation and related benefits	15,476	15,476	14,038	14,038
Total long-term debt	$571,280	$599,600	$597,535	$629,035

The carrying amounts shown in the table are included in the consolidated balance sheets under the indicated captions. The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and cash equivalents, short term investments, trade accounts receivable, accounts payable, accrued interest, and accrued compensation and related benefits: The carrying amounts approximate fair value because of the short maturity of these instruments.

Long-term debt: The fair value of the Company’s long-term debt is determined by either estimation by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s bankers or by quoted market prices at the reporting date for the traded debt securities.

8. STOCKHOLDERS’ EQUITY:

Capitalization

As of June 30, 2004, the Company had authorized 30,000,000 shares of Class A common stock, which is entitled to one vote per share; 150,000,000 shares of Class B common stock, which is entitled to ten votes per share; 150,000,000 shares of non-voting Class C common stock; and 150,000,000 shares of non-voting Class D common stock.

Also, as of June 30, 2004, the Company had authorized 1,000,000 shares of convertible preferred stock of which 310,000 shares were designated 6.5% Convertible Preferred Stock (“HIGH TIDES”). Dividend on the HIGH TIDES is payable on January 15, April 15, July 15, and October 15 of each year commencing October 15, 2000. Aggregate quarterly dividends on the HIGH TIDES are $5,035,000. The HIGH TIDES are non-voting. Starting in July 2003, and continuing for two years, the Company has the right (but not the requirement) to redeem up to $310.0 million of its HIGH TIDES for cash. Depending on the underlying price of the Company’s Class D common stock at the time of settlement for this redemption (if elected by the Company), the Company would have to fund up to 100% of the amount of the HIGH TIDES to be redeemed in cash, although lesser amounts would be required if certain holders of the HIGH TIDES elect to receive shares of Class D common stock in lieu of cash. Subject to certain restrictions imposed by its bank credit facility, the Company could finance the cash redemption of the HIGH TIDES with borrowings under its bank credit facility, available free cash balances and/or a new preferred and/or common stock issuance. By July 2005, if the Company has not redeemed 100% of its HIGH TIDES for cash and/or stock, the Company must remarket the securities into a similar security priced at the then prevailing market prices for such a security. As of the date of this report, the Company has not elected to redeem its HIGH TIDES.

1999 Stock Option and Restricted Stock Grant Plan

Effective March 19, 1999, the Company adopted the 1999 Stock Option and Restricted Stock Grant Plan (the “Plan”) under which employees, consultants, and non-employee directors may be granted options to purchase shares of Class A and shares of Class D common stock of the Company. The Company has authorized 1,408,099 shares of Class A common stock and 3,816,198 shares of Class D common stock under the Plan. The options are exercisable in installments determined by the compensation committee of the Company’s board of directors. The options expire as determined by the committee, but no later than ten years from the date of grant. On April 11, 2002, the Company’s board of directors voted to increase the number of shares of Class D stock issuable under the Plan to 5,816,198 and to incorporate all prior amendments into the Plan. This amendment to the Plan was approved by the Company’s stockholders on May 14, 2002. On March 9, 2004, the Company’s board of directors voted to increase the number of shares issuable under the Plan to 10,816,198 and to incorporate all prior amendments to the Plan. This amendment to the Plan was approved by the Company’s stockholders on May 26, 2004.

9. RELATED PARTY TRANSACTIONS:

The Company leased office space from a partnership in which the Company’s Chief Executive Officer (“CEO”) and Chairperson are partners. Total rent paid to the partnership during the three months ended June 30, 2004 and 2003 was approximately $60,000 and $54,000, respectively. Total rent paid to the partnership during the six months ended June 30, 2004 and 2003 was approximately $119,000 and $107,000, respectively. Effective June 28, 2004, the partnership sold the property to a non-related partnership. On that date, the Company entered into a new lease agreement with the new landlords. The new lease term expires October 31, 2004. The Company does not intend to renew this lease and intends to relocate to a new facility following the expiration of this lease.

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One in return for performances by a personality of Music One at the Company’s sponsored events. As of June 30, 2004, the valuation of the Company’s promotion of Music One approximated the valuation of Music One performances at the Company’s sponsored events.

Three officers of the Company, the CEO, Chief Financial Officer (“CFO”) and the General Counsel, purchased 1,500,000 shares of the Company’s Class D common stock, 333,334 shares of the Company’s Class A and 666,666 of the company’s Class D common stock, and 250,000 shares of the Company’s Class D common stock, respectively. The stock was purchased with the proceeds of full recourse loans from the Company in the amounts of $21,105,000, $7,000,000 and $2,005,000, respectively, with accrued interest as of June 30, 2004, of $3,878,000, $1,519,000 and $360,000, and as of December 31, 2003, of $3,275,000, $1,313,000 and $319,000, respectively.

The Company also has loans outstanding to the Company’s CEO, CFO and Chief Operating Officer in the amounts of $380,000, $88,000 and $262,000, respectively, with accrued interest as of June 30, 2004, of $148,000, $28,000 and $90,000, and as of December 31, 2003, of $134,000, $25,000 and $80,000, respectively. The loans are due on demand and bear interest at 5.6%.

In February 2002, the Company’s CFO exercised a contractual right to receive a non-interest-bearing loan in the amount of $750,000. The loan is due in January 2005 or 60 days after termination of the CFO’s employment, whichever is earlier.

In August 2001, the Company entered into a local management agreement (“LMA”) with a company in which the Company’s CEO has a majority ownership interest. Total fees paid under this agreement were approximately $43,000 and $65,000 for the three months ended June 30, 2004 and 2003, respectively. Total fees paid under this agreement were approximately $154,000 and $128,000 for the six months ended June 30, 2004 and 2003, respectively. Additionally, the Company had a receivable from this company of approximately $630,000 as of June 30, 2004 and 2003. In April 2004, the Company announced its acquisition of the station to which the LMA relates.

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

Network Organization and Affiliation Agreement

Pursuant to the network organization agreement, on July 18, 2003 the Company and certain other investors formed a limited liability company TV One, LLC (“TV One”) for the purpose of developing and distributing a new television programming service in the United States. The Company is committed to provide funding of $74 million to TV One over four years. As of June 30, 2004, the Company had made payments of $18.5 million under this agreement.

Royalty Agreements

The Company has entered into fixed fee and variable revenue share payment agreements with performance rights organizations that expire as late as 2006. During the three months ended June 30, 2004 and 2003, the Company incurred expenses of $2.4 million and $2.8 million, respectively, in relation to these agreements. During the six months ended June 30, 2004 and 2003, the Company incurred expenses of $4.8 million and $5.0 million, respectively, in relation to these agreements.

Leases

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities and noncancelable capital leases for equipment that expire over the next twenty years. The future minimum lease payments and rentals under noncancelable leases as of June 30, 2004 are:

	Capital Lease Payments	Operating Lease Payments
	(In Thousands)
July – December, 2004	$3	$3,849
2005	8	4,909
2006	8	4,501
2007	7	4,325
2008	6	4,293
Thereafter	—	11,938

Total	$32	$33,815

Less amount representing interest	2

Present value of net minimum lease payments	$30
Less current maturities	—

Long-term obligations	$30

Rent expense for the three months ended June 30, 2004 and 2003 was $1,549,000 and $1,440,000, respectively. The total cost of assets under capital lease as of June 30, 2004 was approximately $35,000. Rent expense for the six months ended June 30, 2004 and 2003 was $3,058,000 and $2,878,000, respectively.

Other contingencies

The Company has been named as a defendant in several legal actions occurring in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

11. SUBSEQUENT EVENT:

In July 2004, the Company entered into a definitive agreement to acquire the assets of radio station WABZ-FM, licensed to Albermarle, North Carolina. The total acquisition price is approximately $11.5 million. The Company intends to relocate radio station WABZ-FM to the Company’s existing facilities in the Charlotte, North Carolina market and, upon completion of this acquisition during the fourth quarter, the Company expects to change call sign and format of the radio station.

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company’s restricted subsidiaries (Subsidiary Guarantors) have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes due 2011.

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of June 30, 2004 and 2003, and for the three- and six-month periods then ended. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2004

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
NET BROADCAST REVENUE	$42,844	$43,366	$—	$86,210

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization shown below	6,761	6,826	—	13,587
Selling, general and administrative	13,710	11,081	—	24,791
Corporate expenses	—	4,118	—	4,118
Depreciation and amortization	2,989	1,572	—	4,561

Total operating expenses	23,460	23,597	—	47,057

Operating income	19,384	19,769	—	39,153
INTEREST INCOME	10	575	—	585
INTEREST EXPENSE, including amortization of deferred financing costs	19	9,729	—	9,748
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	1,431	—	1,431
OTHER INCOME (EXPENSE), net	61	1	—	62

Income before provision for income taxes	19,436	9,185	—	28,621
PROVISION FOR INCOME TAXES	—	11,162	—	11,162

Net income (loss) before equity in income of subsidiaries	19,436	(1,977)	—	17,459
EQUITY IN INCOME OF SUBSIDIARIES	—	19,436	(19,436)	—

Net income	$19,436	$17,459	$(19,436)	$17,459

PREFERRED STOCK DIVIDEND		5,035		5,035

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$12,424		$12,424

The accompanying notes are an integral part of this consolidating statement.

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED JUNE 30, 2003

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
NET BROADCAST REVENUE	$40,677	$40,235	$—	$80,912

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization shown below	6,949	6,607	—	13,556
Selling, general and administrative	13,947	10,325	—	24,272
Corporate expenses	—	3,279	—	3,279
Depreciation and amortization	3,035	1,482	—	4,517

Total operating expenses	23,931	21,693	—	45,624

Operating income	16,746	18,542	—	35,288
INTEREST INCOME	2	694	—	696
INTEREST EXPENSE, including amortization of deferred financing costs	198	10,491	—	10,689

Income before provision for income taxes	16,550	8,745	—	25,295
PROVISION FOR INCOME TAXES	—	9,617	—	9,617
EQUITY IN INCOME OF SUBSIDIARIES	—	16,550	(16,550)	—

Net income	$16,550	$15,678	$(16,550)	$15,678

PREFERRED STOCK DIVIDEND		5,035		5,035

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$10,643		$10,643

The accompanying notes are an integral part of this consolidating statement.

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
NET BROADCAST REVENUE	$77,991	$77,881	$—	$155,872

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization shown below	13,759	13,974	—	27,733
Selling, general and administrative	26,155	20,548	—	46,703
Corporate expenses	—	7,878	—	7,878
Depreciation and amortization	5,954	3,037	—	8,991

Total operating expenses	45,868	45,437	—	91,305

Operating income	32,123	32,444	—	64,567
INTEREST INCOME	12	1,295	—	1,307
INTEREST EXPENSE, including amortization of deferred financing costs	64	19,659	—	19,723
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	3,798	—	3,798
OTHER INCOME (EXPENSE), net	61	83	—	144

Income before provision for income taxes	32,132	10,365	—	42,497
PROVISION FOR INCOME TAXES	—	16,247	—	16,247

Net income (loss) before equity in income of subsidiaries	32,132	(5,882)	—	26,250
EQUITY IN INCOME OF SUBSIDIARIES	—	32,132	(32,132)	—

Net income	$32,132	$26,250	$(32,132)	$26,250

PREFERRED STOCK DIVIDEND		10,070		10,070

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$16,180		$16,180

The accompanying notes are an integral part of this consolidating statement.

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
NET BROADCAST REVENUE	$72,242	$72,100	$—	$144,342

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization shown below	13,333	12,839	—	26,172
Selling, general and administrative	26,518	19,500	—	46,018
Corporate expenses	—	6,912	—	6,912
Depreciation and amortization	6,075	2,956	—	9,031

Total operating expenses	45,926	42,207	—	88,133

Operating income	26,316	29,893	—	56,209
INTEREST INCOME	3	1,360	—	1,363
INTEREST EXPENSE, including amortization of deferred financing costs	307	20,830	—	21,137
OTHER INCOME (EXPENSE), net	—	(2)	—	(2)

Income before provision for income taxes	26,012	10,421	—	36,433
PROVISION FOR INCOME TAXES	—	13,845	—	13,845

Net income (loss) before equity in income of subsidiaries	26,012	(3,424)	—	22,588
EQUITY IN INCOME OF SUBSIDIARIES	—	26,012	(26,012)	—

Net income (loss)	$26,012	22,588	$(26,012)	22,588

PREFERRED STOCK DIVIDEND		10,070		10,070

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$12,518		$12,518

The accompanying notes are an integral part of this consolidating statement.

CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2004

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$263	$14,769	$—	$15,032
Short-term investments	—	32,000	—	32,000
Trade accounts receivable, net of allowance for doubtful accounts	32,194	33,474	—	65,668
Prepaid expenses and other current assets	773	2,314	—	3,087
Income tax receivable	—	3,650	—	3,650
Deferred tax asset	2,282	3,512	—	5,794

Total current assets	35,512	89,719	—	125,231
PROPERTY AND EQUIPMENT, net	27,200	13,979	—	41,179
INTANGIBLE ASSETS, net	1,797,005	16,607	—	1,813,612
INVESTMENT IN SUBSIDIARIES	—	1,832,989	(1,832,989)	—
INVESTMENT IN AFFILIATED COMPANY	—	30,665	—	30,665
OTHER ASSETS	4,375	8,104	—	12,479

Total assets	$1,864,092	$1,992,063	$(1,832,989)	$2,023,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$591	$5,263	$—	$5,854
Accrued expenses	6,403	32,464	—	38,867
Fair value of derivative instruments	—	1,087	—	1,087
Other current liabilities	345	3,663	—	4,008
Current portion of long-term debt	—	61,250	—	61,250

Total current liabilities	7,339	103,727	—	111,066
LONG-TERM DEBT, net of current portion	30	510,000	—	510,030
DEFERRED REVENUE, net of current portion	—	11,675	—	11,675
DEFERRED INCOME TAX LIABILITY	23,734	68,949	—	92,683

Total liabilities	31,103	694,351	—	725,454

STOCKHOLDERS’ EQUITY:
Common stock	—	105	—	105
Accumulated other comprehensive loss	—	(668)	—	(668)
Stock subscriptions receivable	—	(35,867)	—	(35,867)
Additional paid-in capital	1,195,727	1,412,486	(1,195,727)	1,412,486
Accumulated deficit	637,262	(78,344)	(637,262)	(78,344)

Total stockholders’ equity	1,832,989	1,297,712	(1,832,989)	1,297,712

Total liabilities and stockholders’ equity	$1,864,092	$1,992,063	$(1,832,989)	$2,023,166

The accompanying notes are an integral part of this consolidating balance sheet.

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$414	$37,596	$—	$38,010
Short term investments	—	40,700	—	40,700
Trade accounts receivable, net of allowance for doubtful accounts	29,930	32,401	—	62,331
Prepaid expenses and other current assets	605	975	—	1,580
Income tax receivable	—	3,650	—	3,650
Deferred income tax asset	2,282	3,512	—	5,794

Total current assets	33,231	118,834	—	152,065
PROPERTY AND EQUIPMENT, net	27,974	14,701	—	42,675
INTANGIBLE ASSETS, net	1,763,295	18,963	—	1,782,258
INVESTMENT IN SUBSIDIARIES	—	1,793,927	(1,793,927)	—
INVESTMENT IN AFFILIATED COMPANY	—	34,396	—	34,396
OTHER ASSETS	963	5,514	—	6,477

Total assets	$1,825,463	$1,986,335	$(1,793,927)	$2,017,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$821	$6,400	$—	$7,221
Accrued expenses	6,798	31,227	—	38,025
Fair value of derivative	—	4,236	—	4,236
Other current liabilities	148	3,770	—	3,918
Current portion of long-term debt	—	52,500	—	52,500

Total current liabilities	7,767	98,133	—	105,900
LONG-TERM DEBT AND DEFERRED INTEREST, net of current portion	34	545,001	—	545,035
DEFERRED REVENUE, net of current portion	—	13,009	—	13,009
DEFERRED INCOME TAX LIABILITY	23,735	51,773	—	75,508

Total liabilities	31,536	707,916	—	739,452

STOCKHOLDERS’ EQUITY:
Common stock	—	105	—	105
Accumulated other comprehensive loss	—	(2,605)	—	(2,605)
Stock subscriptions receivable	—	(35,017)	—	(35,017)
Additional paid-in capital	1,188,797	1,410,460	(1,188,797)	1,410,460
Accumulated deficit	605,130	(94,524)	(605,130)	(94,524)

Total stockholders’ equity	1,793,927	1,278,419	(1,793,927)	1,278,419

Total liabilities and stockholders’ equity	$1,825,463	$1,986,335	$(1,793,927)	$2,017,871

The accompanying notes are an integral part of this consolidating balance sheet.

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2004

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,132	$26,250	$(32,132)	$26,250
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	5,954	3,037	—	8,991
Amortization of debt financing costs, unamortized discount and deferred interest	—	848	—	848
Deferred income taxes	(1)	15,963	—	15,962
Equity in net losses of affiliated company	—	3,798	—	3,798
Non-cash compensation	—	1,517	—	1,517
Effect of change in operating assets and liabilities-
Trade accounts receivable, net	(2,264)	(1,073)	—	(3,337)
Due to Corporate/from Subsidiaries	4,317	(4,317)	—	—
Prepaid expenses and other	(168)	(1,338)	—	(1,506)
Other assets	88	(329)	—	(241)
Accounts payable	(230)	(1,138)	—	(1,368)
Accrued expenses and other	(205)	(1,002)	—	(1,207)

Net cash flows from operating activities	39,623	42,216	(32,132)	49,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(1,935)	$(1,992)	$—	$(3,927)
Equity investments	(3,500)	44	—	(3,456)
Purchase of short-term investments	—	8,700	—	8,700
Investment in Subsidiaries	—	(32,132)	32,132	—
Deposits and payments for station purchases	(34,341)	(3,802)	—	(38,143)

Net cash flows from investing activities	(39,776)	(29,182)	32,132	(36,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(26,252)	—	(26,252)
Proceeds from exercise of stock options	—	1,313	—	1,313
Interest on stock subscription receivable	—	(850)	—	(850)
Payment of preferred stock dividends		(10,070)		(10,070)

Net cash flows from financing activities	—	(35,859)	—	(35,859)

DECREASE IN CASH AND CASH EQUIVALENTS	(153)	(22,825)	—	(22,978)
CASH AND CASH EQUIVALENTS, beginning of period	414	37,596	—	38,010

CASH AND CASH EQUIVALENTS, end of period	$261	$14,771	$—	$15,032

The accompanying notes are an integral part of this consolidating statement.

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2003

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$26,012	$22,588	$(26,012)	$22,588
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	6,075	2,956	—	9,031
Amortization of debt financing costs	—	849	—	849
Deferred income taxes	—	13,628	—	13,628
Non-cash compensation	—	894	—	894
Loss on retirement of assets	2	—	—	2
Effect of change in operating assets and liabilities-
Trade accounts receivable, net	(485)	773	—	288
Due to Corporate/from Subsidiaries	(24,434)	24,434	—	—
Prepaid expenses and other	206	(311)	—	(105)
Other assets	(657)	793	—	136
Accounts payable	84	545	—	629
Accrued expenses and other	144	(2,296)	—	(2,152)

Net cash flows from operating activities	6,947	64,853	(26,012)	45,788

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(3,877)	$(2,258)	$—	$(6,135)
Equity investments	—	(1,119)	—	(1,119)
Purchase of intangible assets	(1,260)	—	—	(1,260)
Investment in subsidiary	—	(26,012)	26,012	—
Deposits and payments for station purchases	(1,669)	(491)	—	(2,160)

Net cash flows from investing activities	(6,806)	(29,880)	26,012	(10,674)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(26,250)	—	(26,250)
Proceeds from exercise of stock options	—	727	—	727
Interest on stock subscription receivable	—	(862)	—	(862)
Payment of preferred stock dividends		(10,070)		(10,070)

Net cash flows from financing activities	—	(36,455)	—	(36,455)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	141	(1,482)	—	(1,341)
CASH AND CASH EQUIVALENTS, beginning of period	423	44,992	—	45,415

CASH AND CASH EQUIVALENTS, end of period	$564	$43,510	$—	$44,074

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

Executive Summary

The second quarter of 2004 was a good quarter for Radio One. In addition to growing revenue faster than the radio industry, the Company performed well relative to virtually all metrics of performance including revenue growth, cost containment and station operating income margin expansion. Overall, we showed positive revenue growth in a majority of our markets. Specifically, Radio One’s net broadcast revenue grew approximately 7% in the second quarter of 2004. This growth was broad-based with particular strength in Atlanta, Baltimore, Dallas, Los Angeles and Washington, D.C. Our revenue growth was balanced, with local and national advertising revenue increasing at the same rate while particular categories of strength included industries as diverse as financial, entertainment, travel and transportation, government/public and services. On the expense side, we have continued to manage our cost structure, which enhanced our results for the second quarter.

During the second quarter of 2004, we reduced our leverage by repaying approximately $13.1 million of outstanding debt, utilizing our cash flow from operations. We expect that this reduced leverage will improve our borrowing capacity for future growth opportunities, including potential acquisitions. Additionally, our affiliated company, TV One, has been launched and is off to a good start. It benefited from increased TV advertiser demand which, coupled with its cost controls, resulted in a lower loss during the second quarter as compared to the first quarter of 2004.

Radio One continues to be well positioned with radio stations in some of the largest markets in the U.S., many of which have experienced good ratings trends. As in past periods, we will continue to focus on acquiring underperforming or strategic stations as well as seeking to build clusters of stations within certain markets to capitalize on our existing infrastructure. During the second quarter of 2004, we announced our acquisition of the stock of New Mableton Broadcast Corporation (“NMBC”) for approximately $35.0 million. NMBC owns WAMJ-FM, a station located in the Atlanta, Georgia metropolitan area which we have operated under a local management agreement since August 2001. Also during the second quarter, we announced our intention to acquire the assets of KRTS-FM, a station located in the Houston, Texas metropolitan area for approximately $72.5 million. We expect to remain focused on ensuring that the price we pay for any acquisitions is fair and that these acquisitions are financed in such a manner that will not jeopardize our ability to manage and grow the business in times of uncertainty.

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

Approximately 71% of our net revenue was generated from local advertising while approximately 27% was generated from national spot advertising, including network advertising during the three months ended June 30,

2004 and 2003. Approximately 70% of our net revenue was generated from local advertising while approximately 27% was generated from national spot advertising, including network advertising during the six months ended June 30, 2004 and 2003. The balance of revenue was generated primarily from tower rental income, ticket sales and revenue related to our sponsored events and other revenues.

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

(d) EBITDA: Net income or loss before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business because EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financings, and our provision for tax expense. Accordingly, we believe that EBITDA provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands, except margin data)
Net Broadcast Revenue	$86,210	$80,912	$155,872	$144,342
Station Operating Income(1)	$48,025	$43,084	$82,149	$75,152
Station Operating Income Margin	56%	53%	53%	50%
EBITDA(2)	$42,345	$39,805	$69,904	$65,238
Net Income	$17,459	$15,678	$26,250	$22,588

(1)	The reconciliation of operating income to station operating income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Operating income as reported	$39,156	$35,288	$64,567	$56,209
Add back non-station operating income items included in operating income:
Corporate expenses, excluding non-cash compensation	3,716	2,853	7,074	6,018
Non-cash compensation	593	426	1,517	894
Depreciation and amortization	4,560	4,517	8,991	9,031

Station operating income	$48,025	$43,084	$82,149	$72,152

(2)	The reconciliation of net income to EBITDA is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Net income as reported	$17,459	$15,678	$26,250	$22,588
Add back non-EBITDA items included in net income:
Interest income	(585)	(696)	(1,307)	(1,363)
Interest expense	9,748	10,689	19,723	21,137
Income taxes	11,162	9,617	16,247	13,845
Depreciation and amortization	4,561	4,517	8,991	9,031

EBITDA	$42,345	$39,805	$69,904	$65,238

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(in thousands)
Statements of Operations:
Net broadcast revenue	$86,210	$80,912	$155,872	$144,342
Operating expenses:
Programming and technical, excluding non-cash compensation	13,395	13,556	27,020	26,172
Selling, general and administrative	24,791	24,272	46,703	46,018
Corporate expenses, excluding non-cash compensation	3,716	2,853	7,074	6,018
Non-cash compensation	594	426	1,517	894
Depreciation and amortization	4,561	4,517	8,991	9,031

Operating income	39,153	35,288	64,567	56,209
Interest income	585	696	1,307	1,363
Interest expense	9,748	10,689	19,723	21,137
Other income (expense), net	62	—	144	(2)
Equity in net loss of affiliated company	1,431	—	3,798	—

Income before provision for income taxes	28,621	25,295	42,497	36,433
Income tax benefit provision	11,162	9,617	16,247	13,845

Net income	$17,459	$15,678	$26,250	$22,588
Preferred stock dividend	5,035	5,035	10,070	10,070

Net income applicable to common stockholders	$12,424	$10,643	$16,180	$12,518

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net Broadcast Revenue. Net broadcast revenue is derived primarily from sales of advertisements and program sponsorships on our stations to local and national advertisers. Net broadcast revenue is recognized in the period in which advertisements are broadcast. Net broadcast revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Other sources of net broadcast revenue include tower rental income, independent promotion agreements, tickets, other revenue related to special events sponsored by us and, beginning in 2003, management fees from TV One. Net broadcast revenue is presented net of local and national agency commissions in the results of operations, which is consistent with industry practice. For the three months ended June 30, 2004, we recognized $86.2 million in net broadcast revenue compared to $80.9 million during the three months ended June 30, 2003, an increase of $5.3 million or 7%. These amounts are net of agency commissions, which were $12.1 million during the three months ended June 30, 2004, compared to $11.1 million during the three months ended June 30, 2003, an increase of $1.0 million or 9%. The increase in net broadcast revenue is due primarily to increased demand for advertising on our stations that results from our increased listenership, audience reach and ratings. The net revenue growth in several of our markets, including Atlanta, Baltimore, Dallas, Los Angeles and Washington, D.C. was partially offset by revenue declines in other markets, including Houston, Louisville and Richmond. We expect net broadcast revenue to increase during the remainder of 2004 due to improved ratings growth in some of our underdeveloped markets, increased growth in corporate sales, and an improved outlook in general economic conditions.

Operating Expenses

Summary.

Programming and technical costs, selling general and administrative costs, corporate expenses, non-cash compensation, and depreciation and amortization were $47.0 million for the three months ended June 30, 2004 compared to $45.6 million in the three months ended June 30, 2003, an increase of $1.4 million or 3%. The increase was due primarily to increases of $0.5 million in selling, general and administrative costs, $0.2 million in non-cash compensation, and $0.9 million in corporate expenses, offset by a decrease of $0.2 million in programming and technical costs.

Programming and technical.

Programming and technical costs include costs associated with our on-air talent, music royalties, and the rental and maintenance of our tower facilities. Programming and technical costs also include expenses associated with our research activities and the management and maintenance of the systems, software, hardware, and studios used in the creation, distribution and broadcast of our service. Programming and technical costs were $13.4 million for the three months ended June 30, 2004, compared to $13.6 million for the three months ended June 30, 2003, a decrease of $0.2 million or 1%. This decrease resulted primarily from a reduction in expenses associated with broadcast rights and royalties during the three months ended June 30, 2004. Programming and technical costs are expected to increase during the remainder of 2004 due to the operations of our broadcast systems infrastructure and additional costs for our on-air talent.

Selling, general and administrative.

Selling, general and administrative costs, which include sales force compensation (primarily commissions), marketing costs, expenses for office and studio facilities, and back office expenses, were $24.8 million for the three months ended June 30, 2004, compared with $24.3 million for the three months ended June 30, 2003, an increase of $0.5 million or 2%. This increase resulted primarily from expenses associated with sales force compensation associated with increased revenue. Selling, general and administrative costs also include costs related to the advertising traffic (scheduling and insertion) functions. These costs are expected to increase during the remainder of 2004 due to the variable cost of increased revenue.

Corporate expenses.

Corporate expenses consist of costs associated with managing and maintaining our corporate headquarters and facilities, primarily corporate personnel costs. These expenses were $3.7 million for the three months ended June 30, 2004, compared with $2.8 million for the three months ended June 30, 2003, an increase of $0.9 million or 32%. This increase resulted primarily from additional professional fees and other expenses incurred to ensure compliance with new regulatory requirements, including increased headcount. These costs are expected to increase during the remainder of 2004 as we continue the implementation of new regulatory requirements associated with being a public company.

Non-cash compensation.

Non-cash compensation expenses were $0.6 million for the three months ended June 30, 2004, compared with $0.4 million for the three months ended June 30, 2003, an increase of $0.2 million or 50%. This increase resulted from the recognition of additional charges related to the grant of restricted stock to certain on-air talent during the first quarter of 2004.

Depreciation and amortization.

Depreciation and amortization expense was $4.6 million for the three months ended June 30, 2004 compared with $4.5 million for the three months ended June 30, 2003, an increase of $0.1 million or 2%.

Operating Income. Operating income for the three months ended June 30, 2004 was $39.2 million compared with $35.3 million for the three months ended June 30, 2003, an increase of $3.9 million or 11%. This increase was primarily attributable to an increase in net broadcast revenue of $5.3 million offset by an increase of $1.4 million in operating expenses.

Interest Income. Interest income was $0.6 million for the three months ended June 30, 2004 compared with $0.7 million for the three months ended June 30, 2003, a decrease of $0.1 million or 14%.

Interest Expense. Interest expense was $9.7 million for the three months ended June 30, 2004 compared with $10.7 million for the three months ended June 30, 2003, a decrease of $1.0 million or 9%. This decrease resulted from a consistent reduction in our outstanding debt balance since 2003 and lower interest rates applicable to our outstanding debt as a result of declining leverage throughout 2003 and into the second quarter of 2004.

Other Income. Other income was $62,000 and $0 for the three months ended June 30, 2004 and 2003, respectively.

Equity in Net Loss of Affiliated Company. During the three months ended June 30, 2004, we recorded losses of $1.4 million for our share of the net losses of our affiliated company, TV One. In July 2003, we entered into an agreement with certain other investors to form TV One for the purpose of distributing a new television programming service. See “Liquidity and Capital Resources” section below for further discussion.

Net Income. Net income increased to $17.5 million for the three months ended June 30, 2004 compared with $15.7 million for the three months ended June 30, 2003 an increase of $1.8 million or 11%. This resulted primarily from an increase of $3.9 million in operating income and a decrease of $1.0 million in interest expense, offset by increases of $1.5 million in the provision for income taxes and $1.4 million for equity in the net loss of our affiliated company, TV One.

Net Income Applicable to Common Stockholders. Net income applicable to common stockholders was $12.4 million for the three months ended June 30, 2004 compared with a net income applicable to common stockholders of $10.6 million for the three months ended June 30, 2003, an increase of $1.8 million or 17%. The increase was directly attributable to higher operating income due to higher revenue and lower interest expense, partially offset by equity in net loss of our affiliated company during the three months ended June 30, 2004, as described above. Dividends on our 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) remained unchanged at $5.0 million for the three months ended June 30, 2004 and 2003.

Other Data

Station operating income. Station operating income consists of operating income before depreciation and amortization, corporate expenses and non-cash compensation expenses. Station operating income is not a measure of financial performance under generally accepted accounting principles. Station operating income increased to $48.0 million for the three months ended June 30, 2004 compared with $43.1 million for the three months ended June 30, 2003, an increase of $4.9 million or 11%. This increase was primarily attributable to an increase in net broadcast revenue, partially offset by higher operating expenses as described above. The reconciliation of operating income to station operating income is provided on page 31.

Station operating income margin. Station operating income margin represents station operating income as a percentage of net broadcast revenue. Station operating income margin is not a measure of financial performance under generally accepted accounting principles. Our station operating income margin increased to 56% for the three months ended June 30, 2004 from 53% for the three months ended June 30, 2003. Our station operating income was $48.0 million and $43.1 million for the three months ended June 30, 2004 and 2003, respectively while our net broadcast revenue was $86.2 million and $80.9 million for the three months ended June 30, 2004 and 2003, respectively.

EBITDA. EBITDA represents net income or loss before interest income, interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA was $42.3 million for the three months ended June 30, 2004 compared with $39.8 million for the three months ended June 30, 2003, an increase of $2.5 million or 6%. The reconciliation of net income to EBITDA is provided on page 31.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net Broadcast Revenue. Net broadcast revenue is derived primarily from sales of advertisements and program sponsorships on our stations to local and national advertisers. Net broadcast revenue is recognized in the period in which advertisements are broadcast. Net broadcast revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Other sources of net broadcast revenue include tower rental income, independent promotion agreements, tickets, other revenue related to special events sponsored by us and, beginning in 2003, management fees from TV One. Net broadcast revenue is presented net of local and national agency commissions in the results of operations, which is consistent with industry practice. For the six months ended June 30, 2004, we recognized $155.9 million in net broadcast revenue compared to $144.3 million during the six months ended June 30, 2003, an increase of $11.6 million or 8%. These amounts are net of agency commissions, which were $21.3 million during the six months ended June 30, 2004, compared to $19.7 million during the six months ended June 30, 2003, an increase of $1.6 million or 8%. The increase in net broadcast revenue is due primarily to increased demand for advertising on our stations that results from our increased listenership, audience reach and ratings. The net revenue growth in several of our markets, including Atlanta, Baltimore, Dallas, Los Angeles and Washington, D.C. was partially offset by revenue declines in other markets, including Houston, Louisville and Richmond. We expect net broadcast revenue to increase during the remainder of 2004 due to improved ratings growth in some of our underdeveloped markets, increased growth in corporate sales, and an improved outlook in general economic conditions.

Operating Expenses

Summary.

Programming and technical costs, selling general and administrative costs, corporate expenses, non-cash compensation, and depreciation and amortization were $91.3 million for the six months ended June 30, 2004 compared to $88.1 million in the six months ended June 30, 2003, an increase of $3.2 million or 4%. The increase was due primarily to increases of $0.8 million in programming and technical costs, $0.7 million in selling, general and administrative costs, $0.6 million in non-cash compensation, and $1.1 million in corporate expenses.

Programming and technical.

Programming and technical costs include costs associated with our on-air talent, music royalties, and the rental and maintenance of our tower facilities. Programming and technical costs also include expenses associated with our research activities and the management and maintenance of the systems, software, hardware, and studios used in the creation, distribution and broadcast of our service. Programming and technical costs were $27.0 million for the six months ended June 30, 2004, compared to $26.2 million for the six months ended June 30, 2003, an increase of $0.8 million or 3%. This increase resulted primarily from expenses associated with the renewal of existing agreements and a new agreement signed with on-air talent during the six months ended June 30, 2004. Programming and technical costs are expected to increase during the remainder of 2004 due to the operations of our broadcast systems infrastructure and additional costs for our on-air talent.

Selling, general and administrative.

Selling, general and administrative costs, which include sales force compensation (primarily commissions), marketing costs, expenses for office and studio facilities, and back office expenses, were $46.7 million for the six months ended June 30, 2004, compared with $46.0 million for the six months ended June 30, 2003, an increase of $0.7 million or 2%. This increase resulted primarily from expenses associated with sales force compensation associated with increased revenue. Selling, general and administrative costs also include costs related to the advertising traffic (scheduling and insertion) functions. These costs are expected to increase during the remainder of 2004 due to the variable cost of increased revenue.

Corporate expenses.

Corporate expenses consist of costs associated with managing and maintaining our corporate headquarters and facilities, primarily corporate personnel costs. These expenses were $7.1 million for the six months ended June 30, 2004, compared with $6.0 million for the six months ended June 30, 2003, an increase of $1.1 million or 18%. This increase resulted primarily from additional professional fees and other expenses incurred, to ensure compliance with new regulatory requirements, including headcount. These costs are expected to increase during the remainder of 2004 as we continue the implementation of new regulatory requirements associated with being a public company.

Non-cash compensation.

Non-cash compensation expenses were $1.5 million for the six months ended June 30, 2004, compared with $0.9 million for the six months ended June 30, 2003, an increase of $0.6 million or 67%. This increase resulted from the recognition of additional charges related to the grant of restricted stock to certain on-air talent during the first six months of 2004.

Depreciation and amortization.

Depreciation and amortization expense was $9.0 million for each of the six months ended June 30, 2004 and 2003.

Operating Income. Operating income for the six months ended June 30, 2004 was $64.6 million compared with $56.2 million for the six months ended June 30, 2003, an increase of $8.4 million or 15%. This increase was primarily attributable to an increase in net broadcast revenue of $11.6 million offset by an increase of $3.2 million in operating expenses.

Interest Income. Interest income was at $1.3 million for the six months ended June 30, 2004 and $1.4 million for the six months ended June 30, 2003, a decrease of $0.1 million or 7%.

Interest Expense. Interest expense was $19.7 million for the six months ended June 30, 2004 compared with $21.1 million for the six months ended June 30, 2003, a decrease of $1.4 million or 7%. This decrease resulted from a consistent reduction in our outstanding debt balance since 2003 and lower interest rates applicable to our outstanding debt as a result of declining leverage throughout 2003 and into the second quarter of 2004.

Other Income (Expense). Other income was $144,000 for the six months ended June 30, 2004 compared with other expense of $2,000 for the six months ended June 30, 2003, an increase of $146,000.

Equity in Net Loss of Affiliated Company. During the six months ended June 30, 2004, we recorded losses of $3.8 million for our share of the net losses of our affiliated company, TV One. In July 2003, we entered into an agreement with certain other investors to form TV One for the purpose of distributing a new television programming service. See “Liquidity and Capital Resources” section below for further discussion.

Net Income. Net income increased to $26.3 million for the six months ended June 30, 2004 compared with $22.6 million for the six months ended June 30, 2003 an increase of $3.7 million or 16%. This resulted primarily from an increase of $8.4 million in operating income and a decrease of $1.4 million in interest expense, offset by increases of $2.4 million in the provision for income taxes and $3.8 million for equity in the net loss of our affiliated company, TV One.

Net Income Applicable to Common Stockholders. Net income applicable to common stockholders was $16.2 million for the six months ended June 30, 2004 compared with a net income applicable to common stockholders of $12.5 million for the six months ended June 30, 2003, an increase of $3.7 million or 30%. The increase was directly attributable to higher operating income due to higher revenue and lower interest expense, partially offset by equity in net loss of our affiliated company during the six months ended June 30, 2004, as described above. Dividends on our 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) remained unchanged at $5.0 million for the six months ended June 30, 2004 and 2003.

Other Data

Station operating income. Station operating income consists of operating income before depreciation and amortization, corporate expenses and non-cash compensation expenses. Station operating income is not a measure of financial performance under generally accepted accounting principles. Station operating income increased to $82.1 million for the six months ended June 30, 2004 compared with $72.2 million for the six months ended June 30, 2003, an increase of $9.9 million or 14%. This increase was primarily attributable to an increase in net broadcast revenue, partially offset by higher operating expenses as described above. The reconciliation of operating income to station operating income is provided on page 31.

Station operating income margin. Station operating income margin represents station operating income as a percentage of net broadcast revenue. Station operating income margin is not a measure of financial performance under generally accepted accounting principles. Our station operating income margin increased to 53% for the six months ended June 30, 2004 from 50% for the six months ended June 30, 2003. Our station operating income was $82.1 million and $72.2 million for the six months ended June 30, 2004 and 2003, respectively while our net broadcast revenue was $155.9 million and $144.3 million for the six months ended June 30, 2004 and 2003, respectively.

EBITDA. EBITDA represents net income or loss before interest income, interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA was $69.9 million for the six months ended June 30, 2004 compared with $65.2 million for the six months ended June 30, 2003, an increase of $4.7 million or 7%. The reconciliation of net income to EBITDA is provided on page 31.

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

We entered into our amended and restated bank credit facility as of July 17, 2000. Under the credit facility, we have borrowed $350.0 million in term loans and may borrow up to $250.0 million on a revolving basis. Historically, we have drawn down funds from the credit facility as capital was required, primarily for acquisitions. As of June 30, 2004, we have repaid $78.7 million, leaving an outstanding balance of $271.3 million of term loans, and are able to borrow up to $250.0 million on a revolving basis, subject to the applicable covenant restrictions under our credit facility. Both the term loan and the revolving commitment under our credit facility bear interest, at our option, at a rate equal to either LIBOR plus a spread that ranges from 0.625% to 2.00% or the prime rate plus a spread of up to 1.00%, depending on our leverage ratio. Under the bank credit facility, we may be required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. We currently have swap agreements in place for a total notional amount of $200.0 million. As of June 30, 2004, the periods remaining on the swap agreements range in duration from five to 27 months.

Our credit exposure under these swap agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance. All of the swap agreements are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The valuation of each of these swap agreements is affected by the change in the three-month LIBOR rates and the remaining term of the agreement. Any increase in the three-month LIBOR rate results in a more favorable valuation, while a decrease in the three-month LIBOR rate results in a less favorable valuation. The following table summarizes the interest rates in effect with respect to certain of our debt as of June 30, 2004:

Type of debt	Amount outstanding (millions)	Applicable interest rate
Senior bank term debt (swap matures 10/5/2006)(1)(2)	$100.0	4.02%
Senior bank term debt (swap matures 12/5/2005)(1)(2)	50.0	3.64
Senior bank term debt (swap matures 12/5/2004)(1)(2)	50.0	3.18
Senior bank term debt (subject to variable interest rate)(3)	71.3	1.99
8 7/8% senior subordinated notes (fixed rate)	300.0	8.88

(1)	A total of $200 million is subject to fixed rate swap agreements that became effective on December 2, 2002.
(2)	Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our credit agreement. That spread is currently set at 0.63% and is incorporated into the applicable interest rates outlined above.
(3)	Subject to rolling 90-day LIBOR plus a spread currently at 0.63% and incorporated into the applicable interest rate outlined above.

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

The following table provides a comparison of our statements of cash flows for the six months ended June 30, 2004 and 2003:

	2004	2003
	(in thousands)
Net cash flows from operating activities	$49,707	$45,788
Net cash flows used in investing activities	(36,826)	(10,674)
Net cash flows used in financing activities	(35,859)	(36,455)

Net cash flows from operating activities were approximately $49.7 million and $45.8 million for the six months ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004, net cash from operating activities increased $3.9 million compared to the six months ended June 30, 2003, primarily due to an increase in operating income, reduced leverage and changes in other working capital components.

Net cash flows used in investing activities were $36.8 million and $10.7 million for the six months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004, we completed the acquisition of the assets of WSNJ-FM in the Philadelphia market for approximately $35.0 million, made a deposit of approximately $3.6 million for the proposed acquisition of KRTS-FM in the Houston market, paid $3.5 million pursuant to our proposed agreement to purchase all of the outstanding stock of New Mableton Broadcasting Corporation (“NMBC’) for approximately $35.0 million and sold approximately $8.7 million of short-term marketable securities. Capital expenditures were approximately $3.9 million for the six months ended June 30, 2004. During the six months ended June 30, 2003, we completed the acquisition of the assets of WBLO-FM in the Louisville market for approximately $2.0 million and purchased short term marketable securities for approximately $1.3 million. Capital expenditures were approximately $6.1 million for the six months ended June 30, 2003.

Net cash flows used in financing activities were $35.9 million for the six months ended June 30, 2004 compared to net cash flows used in financing activities of $36.5 million for the six months ended June 30, 2003. We repaid approximately $26.3 million of our term loans and also paid preferred dividends of approximately $10.1 million during each of the six-month periods ended June 30, 2004 and 2003.

In July 2004, we entered into a definitive agreement to acquire the assets of radio station WABZ-FM, licensed to Albermarle, North Carolina. The total acquisition price is approximately $11.5 million. We expect to complete this acquisition during the fourth quarter.

In May 2004, we entered into a definitive agreement to acquire the assets of KRTS, LP. KRTS, LP owns and operates KRTS-FM, a radio station located in the Houston, Texas metropolitan area. The total acquisition price is approximately $72.5 million. We expect to complete this acquisition during the third quarter of 2004.

In April 2004, we entered into a definitive agreement to acquire all of the outstanding stock of New Mableton Broadcasting Corporation (“NMBC”), the majority shareholder of which is an entity controlled by our Chief Executive Officer and President. The total acquisition price is approximately $35.0 million. NMBC owns WAMJ-FM, a radio station located in the Atlanta, Georgia metropolitan area which we have operated under a local management agreement since August 2001. We expect to complete this acquisition during the fourth quarter of 2004.

We continuously review opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic investments. As of the date of this report, other than our agreement with an affiliate of Comcast Corporation and other investors to fund our affiliate TV One over the next four years (the balance of our commitment is $55.5 million at June 30, 2004), our agreement to purchase all of the outstanding stock of NMBC for approximately $35.0 million, our agreement to acquire the assets of KRTS-FM for approximately $72.5 million and our agreement to acquire the assets of WABZ-FM for approximately $11.5 million, we have no definitive agreements to make acquisitions of additional radio stations or to make strategic investments. We anticipate that these and any future acquisitions and strategic investments will be financed through funds generated from operations, cash on hand, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.

As of June 30, 2004, we obtained two standby letters of credit in the amounts of $275,000 and $270,000 in connection with our annual insurance policy renewals. To date, there has been no activity on these standby letters of credit.

For the remainder of 2004, we must make minimum principal payments on the term loans in the amount of approximately $26.3 million in equal quarterly installments of approximately $13.1 million. We expect that we will meet the quarterly debt commitments through one or more of the following: (1) cash on hand; (2) cash flow from operations; (3) additional permitted borrowings; or (4) other debt or equity financings.

Our ability to meet our debt service obligations and reduce our total debt, and our ability to refinance the 8 7/8 % senior subordinated notes at or prior to their scheduled maturity date in 2011, will depend upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. In addition to principal payments during the remainder of 2004 of approximately $26.3 million, dividends of approximately $10.1 million related to our preferred stock, our obligation to close on the purchase of the outstanding stock of New Mableton Broadcasting Corporation, our obligations to close on the acquisition of the assets of KRTS-FM and WABZ-FM and to meet capital calls by TV One, our principal liquidity requirements will be for working capital, continued business development, strategic investment opportunities and for general corporate purposes, including capital expenditures.

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

The bank credit facility consists of Term A Loans (the “Loan”) in an amount up to $350.0 million, and a credit line (the “Revolver”) in an amount up to $250.0 million that may be borrowed on a revolving basis. The interest rate on the bank credit facility is LIBOR plus a spread based on the Company’s leverage ratio, as defined in the credit agreement. The credit facility requires quarterly interest payments. The credit facility also requires minimum quarterly principal payments, which commenced March 31, 2003. The loans mature in June 2007. As of June 30, 2004, we had $271.3 million outstanding on the Loan and $250.0 million remained available (subject to various covenant restrictions) to be drawn down from the Revolver.

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities and non-cancelable capital leases for equipment that expire over the next 20 years.

Contractual Obligations Schedule

The following table represents our contractual obligations as of June 30, 2004:

	Payments Due by Period(1) (in thousands)
Contractual Obligations	July – December 2004	2005	2006	2007	2008	2009 and Beyond	Total
8 7/8% Senior subordinated notes	$—	$—	$—	$—	$—	$300,000	$300,000
Bank credit facility	26,250	70,000	87,500	87,500	—	—	271,250
Capital Lease Obligations	3	7	7	7	6	—	30
Dividends on Preferred Stock	10,070	20,140	20,140	20,140	20,140	20,140	110,770
Other Operating Contracts/ Agreements(2)	14,457	16,919	6,839	1,670	194	306	40,386
Operating Lease Obligations	2,584	4,909	4,501	4,325	4,293	11,938	32,550

Total	$53,364	$111,976	$118,987	$113,642	$24,633	$332,384	$754,986

(1)	The above amounts do not include interest, which in some cases is variable in amount.
(2)	Other operating contracts/agreements include employment contracts, severance obligations, on-air talent contracts and other programming agreements.

In addition to the obligations above, as of June 30, 2004, we had swap agreements in place for a total notional amount of $200.0 million. The periods remaining on the swap agreements range in duration from five to 27 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party, however, we do not anticipate non-performance.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in internal control over financial reporting

During the second quarter of 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2002, Radio One joined in a global motion, filed by the Issuers, to dismiss the IPO Lawsuits. In October 2002, the court entered an order dismissing the Radio One’s named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations for refilling the dismissed claims until September 2003. In February 2003, the court issued a decision denying the motion to dismiss the Section 11 and Section 10(b) claims against Radio One and most of the Issuers.

In July 2003, a Special Litigation Committee of Radio One’s Board of Directors agreed to participate in a settlement with the plaintiffs and almost all of the Issuers. Among other things, the terms of the settlement provide for dismissal with prejudice of all claims against the participating Issuers and their officers and directors, and the assignment to plaintiffs of certain potential claims that the Issuers may have against their underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum from the underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs’ guaranteed recovery. In September 2003, in connection with the proposed settlement, Radio One’s named officers and directors extended the tolling agreement so that it would not expire prior to any settlement being finalized. Although the plaintiffs and all participating Issuer defendants have executed the settlement agreement, it remains subject to a number of procedural conditions, as well as formal approval by the court. Other than legal fees incurred to date, Radio One expects that the expenses of settlement, if any, will be paid by its insurance carriers. Until such settlement is finalized, Radio One and its officers and directors intend to continue to defend this action vigorously.

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

Item 4. Submission of Matters to a Vote of Security Holders

On May 26, 2004, the Company held its Annual Meeting of its holders of common stock pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated April 26, 2004, a copy of which has been previously filed with the Securities and Exchange Commission. Stockholders were asked to vote upon the following proposals:

1)	The election of Terry L. Jones and Brian W. McNeill as class A directors to serve until the 2005 annual meeting of stockholders or until their successors are duly elected and qualified.

2)	The election of Catherine L. Hughes, Alfred C. Liggins, III, D. Geoffrey Armstrong, L. Ross Love and Ronald E. Blaylock as directors to serve until the 2005 annual meeting of stockholders or until their successors are duly elected and qualified.

3)	The approval of the amendment and restatement of the 1999 Stock Option and Restricted Stock Plan increasing the number of shares of Class D common stock reserved for issuance under the plan from 5,186,198 shares to 10,816,198 shares.

4)	The ratification of the appointment of Ernst & Young, LLP as independent auditors for the Company for the year ending December 31, 2004.

		Number of Votes
		Class A	Class B
Proposal 1
Jones	For	13,359,082
	Withhold Authority	120,667
McNeill	For	13,359,082
	Withhold Authority	120,667
Proposal 2
Hughes	For	11,205,015	28,618,430
	Withhold Authority	2,274,734
Liggins	For	11,205,015	28,618,430
	Withhold Authority	2,274,734
Armstrong	For	13,359,082	28,618,430
	Withhold Authority	120,667
Love	For	11,205,056	28,618,430
	Withhold Authority	2,274,693
Blaylock	For	13,359,082	28,618,430
	Withhold Authority	120,667
Proposal 3
	For	1,306,050	28,618,430
	Against	7,158,938
	Abstain	3,673
Proposal 4
	For	13,478,643	28,618,430
	Against	695
	Abstain	9

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)    EXHIBITS

The following exhibits are filed as part of this report, except for Exhibits 32.1 and 32.2, which are furnished, but not filed, with this report.

3.1	Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 000-25969; Film No. 631638)).

3.1.1	Certificate of Amendment (dated as of September 21, 2000) of the Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000 (File No. 000-25969; Film No. 736375)).

3.2	Amended and Restated By-laws of Radio One, Inc., amended as of June 5, 2001 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q filed August 14, 2001 (File No. 000-25969; Film No. 1714323)).

3.3	Certificate Of Designations, Rights and Preferences of the 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) of Radio One, Inc., as filed with the State of Delaware on July 13, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 000-25969; Film No. 698190)).

10.12	Third Amendment to Second Amended and Restated Credit Agreement, dated April 16, 2004, by and among Radio One, Inc., Bank of America, N.A. and the other lender parties thereto (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 000-25969)).

10.13	Stock Purchase Agreement, dated as of April 27, 2004, by and between, Mableton Investment Group, LLC, as Seller and Radio One, Inc., as Buyer in respect of New Mableton Broadcasting Corporation.

31.1	Certification of Chief Executive Officer required by Rule 13a-14 or Rule 15d-14, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 or Rule 15d-14, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)    REPORTS ON FORM 8-K

The Company filed an Item 12 Form 8-K dated April 30, 2004 for the purpose of releasing financial results for the first quarter of 2004 and announcing its intention to acquire New Mableton Broadcasting Corporation.

The Company filed an Item 12 Form 8-K dated July 29, 2004 for the purpose of releasing financial results for the second quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ SCOTT R. ROYSTER
July 30, 2004	Scott R. Royster Executive Vice President and Chief Financial Officer (Principal Financial Officer)