Form 10-Q
period 2004-09-30
RADIO ONE INC
filed 2004-11-08
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 28, 2004
Class A Common Stock, $.001 Par Value	22,404,228
Class B Common Stock, $.001 Par Value	2,867,463
Class C Common Stock, $.001 Par Value	3,132,458
Class D Common Stock, $.001 Par Value	76,592,833

RADIO ONE, INC. AND SUBSIDIARIES

FORM 10-Q

For the Quarter Ended September 30, 2004

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2004 and 2003 (Unaudited)	4

	Consolidated Balance Sheets as of September 30, 2004 (Unaudited) and December 31, 2003	5

	Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2003 and for the Nine Months Ended September 30, 2004 (Unaudited)	6

	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and 2003 (Unaudited)	7

	Notes to Consolidated Financial Statements	8

	Consolidating Financial Statements	19

	Consolidating Statement of Operations for the Three Months Ended September 30, 2004 (Unaudited)	20

	Consolidating Statement of Operations for the Three Months Ended September 30, 2003 (Unaudited)	21

	Consolidating Statement of Operations for the Nine Months Ended September 30, 2004 (Unaudited)	22

	Consolidating Statement of Operations for the Nine Months Ended September 30, 2003 (Unaudited)	23

	Consolidating Balance Sheet as of September 30, 2004 (Unaudited)	24

	Consolidating Balance Sheet as of December 31, 2003	25

	Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2004 (Unaudited)	26

	Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2003 (Unaudited)	27

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	41

Item 4.	Submission of Matters to a Vote of Security Holders	41

Item 5.	Other Information	41

Item 6.	Exhibits and Reports on Form 8-K	42

	SIGNATURE	43

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(See pages 4-28 — This page intentionally left blank.)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(Unaudited)		(Unaudited)
	(In Thousands, Except Shares Outstanding and Per Share Amounts)
NET BROADCAST REVENUE	$84,366	$81,456	$240,238	$225,798

OPERATING EXPENSES:
Program and technical	13,272	12,404	41,005	38,576
Selling, general and administrative	23,988	23,450	70,691	69,468
Corporate expenses	4,138	3,557	12,016	10,469
Depreciation and amortization	4,368	4,555	13,359	13,586

Total operating expenses	45,766	43,966	137,071	132,099

Operating income	38,600	37,490	103,167	93,699
INTEREST INCOME	630	594	1,937	1,957
INTEREST EXPENSE, including amortization of deferred financing costs	9,749	10,255	29,472	31,392
EQUITY IN NET LOSS OF AFFILIATED COMPANY	2,144	939	5,942	939
OTHER INCOME (EXPENSE), net	(123)	—	21	(2)

Income before provision for income taxes	27,214	26,890	69,711	63,323
PROVISION FOR INCOME TAXES	10,446	10,174	26,693	24,019

Net income	$16,768	$16,716	$43,018	$39,304
PREFERRED STOCK DIVIDEND	$5,035	$5,035	$15,105	$15,105

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$11,733	$11,681	$27,913	$24,199

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$0.11	$0.11	$0.26	$0.23

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	104,986,638	104,649,190	104,935,362	104,611,105

Diluted	105,303,330	105,185,167	105,478,109	105,049,480

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2004	December 31, 2003
	(Unaudited)
	(In Thousands, Except Share and Per Share Amounts)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$12,700	$38,010
Short term investments	25,000	40,700
Trade accounts receivable, net of allowance for doubtful accounts of $5,447 and $6,179, respectively	62,105	62,331
Prepaid expenses and other current assets	3,065	1,580
Income tax receivable	3,650	3,650
Deferred income tax asset	5,794	5,794

Total current assets	112,314	152,065
PROPERTY AND EQUIPMENT, net	41,383	42,675
RADIO BROADCASTING LICENSES	1,755,661	1,648,264
OTHER INTANGIBLE ASSETS, net	14,272	19,478
GOODWILL	114,516	114,516
INVESTMENT IN AFFILIATED COMPANY	28,521	34,396
OTHER ASSETS	10,530	6,477

Total assets	$2,077,197	$2,017,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,722	$7,221
Accrued interest	7,310	14,154
Accrued compensation and related benefits	15,375	14,038
Income taxes payable	2,867	4,389
Current portion of deferred revenue	3,421	3,587
Other accrued expenses	5,217	5,444
Fair value of derivative instruments	1,531	4,236
Other current liabilities	601	331
Current portion of long-term debt	65,625	52,500

Total current liabilities	109,669	105,900
DEFERRED REVENUE, net of current portion	11,385	13,009
LONG-TERM DEBT, net of current portion	542,529	545,035
DEFERRED INCOME TAX LIABILITY	104,164	75,508

Total liabilities	767,747	739,452

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized and 309,820 shares issued and outstanding; liquidation preference of $1,000 per share plus cumulative dividends at 6.5% per year, unpaid dividends were $4,198 as of September 30, 2004 and December 31, 2003	—	—
Common stock—Class A, $.001 par value, 30,000,000 shares authorized, 22,404,228 and 22,400,164 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	23	23
Common stock—Class B, $.001 par value, 150,000,000 shares authorized, 2,867,463 shares issued and outstanding at September 30, 2004 and December 31, 2003	3	3
Common stock—Class C, $.001 par value, 150,000,000 shares authorized, 3,132,458 shares issued and outstanding at September 30, 2004 and December 31, 2003	3	3
Common stock—Class D, $.001 par value, 150,000,000 shares authorized, 76,590,583 and 76,340,899 shares issued and outstanding at September 30, 2004 and December 31, 2003, respectively	76	76
Accumulated other comprehensive loss	(942)	(2,605)
Stock subscriptions receivable	(36,299)	(35,017)
Additional paid-in capital	1,413,198	1,410,460
Accumulated deficit	(66,612)	(94,524)

Total stockholders’ equity	1,309,450	1,278,419

Total liabilities and stockholders’ equity	$2,077,197	$2,017,871

The accompanying notes are an integral part of these consolidated balance sheets.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2003 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 (UNAUDITED)

(In Thousands, Except Share Amounts)

	Convertible preferred stock	Common stock Class A	Common stock Class B	Common stock Class C	Common stock Class D	Comprehensive income	Accumulated other comprehensive income	Stock subscriptions receivable	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
BALANCE, as of December 31, 2002	—	23	3	3	76		(3,006)	(33,344)	1,408,435	(128,167)	1,244,023
Comprehensive income:
Net income	—	—	—	—	—	53,783	—	—	—	53,783	53,783
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	401	401	—	—	—	401

Comprehensive income						$54,184

Preferred stock dividends	—	—	—	—	—		—	—	—	(20,140)	(20,140)
Interest on stock subscriptions receivable	—	—	—	—	—		—	(1,673)	—	—	(1,673)
Employee exercise of options for 172,000 shares	—	—	—	—	—		—	—	1,545	—	1,545
Tax effect on non-qualified option exercises	—	—	—	—	—		—	—	480	—	480

BALANCE, as of December 31, 2003	—	23	3	3	76		(2,605)	(35,017)	1,410,460	(94,524)	1,278,419
Comprehensive income:
Net income	—	—	—	—	—	43,018	—	—	—	43,018	43,018
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	1,663	1,663	—	—	—	1,663

Comprehensive income						$44,681

Vesting of non-employee restricted stock	—	—	—	—	—		—	—	854	—	854
Preferred stock dividends	—	—	—	—	—		—	—	—	(15,105)	(15,105)
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(1,282)	—	—	(1,282)
Employee exercise of options for 137,336 shares	—	—	—	—	—		—	—	1,603	—	1,603
Tax effect on non-qualified option exercises	—	—	—	—	—		—	—	281	—	281

BALANCE, as of September 30, 2004	$—	$23	$3	$3	$76		$(942)	$(36,299)	$1,413,198	$(66,612)	$1,309,450

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
	(Unaudited, In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,018	$39,304
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	13,359	13,586
Amortization of debt financing costs	1,272	1,274
Deferred income taxes	26,265	23,581
Equity in net loss of affiliated company	5,942	939
Non-cash compensation	2,062	1,319
Loss on retirement/disposal of assets	—	2
Effect of change in operating assets and liabilities:
Trade accounts receivable, net	328	8
Prepaid expenses and other current assets	(1,502)	(61)
Other assets	(184)	246
Accounts payable	500	(122)
Accrued interest	(6,844)	(6,553)
Accrued compensation and related benefits	129	1,221
Income taxes payable	107	(81)
Other accrued expenses	(1,747)	(2,889)

Net cash flows from operating activities	82,705	71,774

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,454)	(7,621)
Equity investments	(3,183)	(19,108)
Maturity of short term investments	15,700	—
Deposits and payments for intangibles and station purchases	(108,913)	(12,237)

Net cash flows from investing activities	(103,850)	(38,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(39,381)	(39,375)
Proceeds from credit facility	50,000	—
Proceeds from exercise of stock options	1,603	883
Interest on stock subscription receivable	(1,282)	(1,265)
Payment of preferred stock dividends	(15,105)	(15,105)

Net cash flows from financing activities	(4,165)	(54,862)

DECREASE IN CASH AND CASH EQUIVALENTS	(25,310)	(22,054)
CASH AND CASH EQUIVALENTS, beginning of period	38,010	45,415

CASH AND CASH EQUIVALENTS, end of period	$12,700	$23,361

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$34,943	$36,875

Income taxes	$332	$345

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Organization and Business

Radio One, Inc. (a Delaware corporation referred to as Radio One) and subsidiaries (collectively “the Company”) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and/or operates 69 radio stations in 22 markets throughout the United States.

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

In July 2003, the Company entered into a joint venture with an affiliate of Comcast Corporation and other investors to create TV One, LLC (TV One), an entity formed to operate a cable television channel featuring entertainment, opinion and news-related programming targeted primarily towards African-American viewers. The Company expects to make a cash investment of approximately $74.0 million in TV One over four years. The Company also provides advertising and management services to TV One through January 2009, for which the Company received additional equity in TV One.

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

Certain reclassifications have been made to prior period amounts to conform to the September 30, 2004 presentation.

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

The Company had the following balances for cash, cash equivalents and short term investments:

	September 30, 2004	December 31, 2003
	(In Thousands)
Cash on deposit	$7,131	$22,836
Money market funds	5,569	15,174
Short term investments	25,000	40,700

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

(i) Financial Instruments

Financial instruments as of September 30, 2004 and December 31, 2003 consist of cash and cash equivalents, short term investments, trade accounts receivable, accounts payable, accrued expenses and long-term debt. The carrying amounts approximate fair value for each of these financial instruments except for the 8 7/8% Senior Subordinated Notes as of September 30, 2004 and December 31, 2003, which have a fair value of approximately $330.8 million and $331.5 million, respectively, as compared to a carrying value of $300.0 million as of the end of both periods. The fair value is determined based on the fair market value of similar instruments.

(j) Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments and Hedging Activities, as amended by Statement of Financial Accounting Standard No. 137 (SFAS No. 137), Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133 and Statement of Financial Accounting Standard No. 138 (SFAS No. 138), Accounting for Certain Derivative Instruments and Certain Hedging Activities on January 1, 2001. This standard requires the Company to recognize all derivatives, as defined in SFAS No. 133, on the balance sheet at fair value. Derivative value changes are recorded in income for any contracts not classified as qualifying cash flow hedges. For derivatives in qualifying cash flow hedge relationships, any change in value is recognized in earnings. The change in derivative fair value depends on the classification of the derivative as a hedging instrument. For derivatives in qualifying cash flow hedge relationships, the effective portion of the derivative value change must be recorded through other comprehensive income, a component of stockholders’ equity, net of tax.

(k) Revenue Recognition

The Company recognizes revenue for broadcast advertising when the commercial is broadcast and reports revenue net of agency commissions in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements”. Agency commissions, when applicable, are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency and the agency remits the gross billing, less their commission, to the Company. Agency commissions were $11.6 million and $11.2 million during the three months ended September 30, 2004 and 2003, respectively. Agency commissions were $32.9 million and $30.9 million during the nine months ended September 30, 2004 and 2003, respectively.

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

(n) Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company provides a valuation allowance on its net deferred tax assets when it is more likely that such assets will not be realized. Deferred income tax expense or benefit are based upon the changes in the asset or liability from period to period.

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

At September 30, 2004, the Company had one stock-based employee compensation plan, which is described more fully in Note 8. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the determined market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
	(In Thousands, Except Per Share Amounts)
Net income applicable to common stockholders, as reported:	$11,733	$11,681	$27,913	$24,199
Add: stock-based employee compensation expense included in net income	—	—	—	—
Less: total stock-based employee compensation expense determined under fair value-based method for all awards	(4,416)	(2,428)	(11,145)	(7,501)

Pro forma net income applicable to common stockholders	$7,317	$9,253	$16,768	$16,698

As reported net income per share—basic and diluted	$0.11	$0.11	$0.26	$0.23
Pro forma net income per share—basic and diluted	$0.07	$0.09	$0.16	$0.16

The per share weighted-average fair value of employee options granted during the three months ended September 30, 2004 and 2003 was $7.97 and $9.63, respectively, on the date of grant. The per share weighted-average fair value of employee options granted during the nine months ended September 30, 2004 and 2003 was $8.02 and $10.02, respectively, on the date of grant. These fair values were derived using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2004	2003	2004	2003
Average risk-free interest rate	3.29%	3.07%	3.29%	3.07%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	56%	74%	56%	74%

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

The following table sets forth the components of comprehensive income:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net income	$16,768	$16,716	$43,018	$39,304
Other comprehensive income (loss), (net of tax):
Derivative and hedging activities	(274)	997	1,663	(653)

Comprehensive income	$16,494	$17,713	$44,681	$38,651

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

(r) Net Income Applicable to Common Stockholders

In July 2000, the Company completed a private placement of $310.0 million of 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (HIGH TIDES), at $1,000 per security. Dividends accrue on the HIGH TIDES at 6 1/2% per annum from the date of original issuance. Dividends are paid quarterly in arrears, commencing October 15, 2000. The earnings available for common stockholders for the three months ended September 30, 2004 and 2003, is the net income less the dividends of $5,035,000 payable on the HIGH TIDES. The earnings available for common stockholders for the nine months ended September 30, 2004 and 2003, is the net income less the dividends of $15,105,000 payable on the HIGH TIDES.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS:

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This interpretation of ARB No. 51, “Consolidated Financial Statements,” requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46, as amended, are effective for the first reporting period ending after March 15, 2004. In December 2003, the FASB published FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities (FIN 46(R)). FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of Interpretation No. 46 did not have a material impact on the Company’s financial statements.

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

In March 2004, the FASB issued a proposed Statement, Share-Based Payment, (Statement 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. In October 2004, the FASB concluded that Statement 123R would be effective for interim or annual periods beginning after June 15, 2005. The adoption of the final Statement, when issued, could have a material impact on the Company’s financial statements.

In September 2004, the Emerging Issues Task Force issued Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill.” For some of the Company’s acquisitions completed prior to its adoption of Statement of Financial Accounting Standard No. 141 (SFAS No. 141), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, on July 1, 2001, the Company allocated a portion of the purchase price to the acquisition’s tangible assets in accordance with a third party appraisal, with substantially all of the remaining purchase price being allocated to FCC license. This allocation method is commonly referred to as the residual method. Since the adoption of SFAS No. 141, the Company has obtained independent appraisals of the FCC licenses of stations acquired in order to perform its annual impairment tests in accordance with Statement of Financial Accounting Standard No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Topic D-108 prohibits the use of the residual method for all assets acquired in a business combination completed after September 29, 2004. Further, companies that have applied the residual method to the valuation of intangible assets for purposes of impairment testing should perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004. The Company is currently evaluating the impact, if any, that this pronouncement will have on the Company’s financial statements.

3. ACQUISITIONS:

In September 2004, the Company completed the acquisition of the assets of KRTS, LP. KRTS, LP owned KRTS-FM, a radio station located in the Houston metropolitan area. Upon completing the acquisition, the Company changed the call sign of the station to KROI-FM and reformatted the station. The acquisition price was approximately $72.5 million in cash, of which approximately $3.6 million was paid as a deposit as of June 30, 2004. The balance of approximately $68.9 million was paid during the three months ended September 30, 2004 through a drawdown of $50.0 million on the Company’s bank credit facility and approximately $18.9 million in available cash.

In July 2004, the Company entered into a definitive agreement to acquire the assets of WABZ-FM, a radio station located in Charlotte, North Carolina. The total acquisition price is approximately $11.5 million in cash. The Company began operating the station in November 2004 under a local management agreement. The Company anticipates that it will complete the acquisition in the fourth quarter of 2004, subject to receiving the necessary regulatory approvals.

In April 2004, the Company entered into a definitive agreement to acquire the outstanding stock of New Mableton Broadcasting Corporation, which owns WAMJ-FM, a radio station located in the Atlanta, Georgia metropolitan area. The Company has operated WAMJ-FM under a local management agreement since August 2001. New Mableton Broadcasting Corporation’s majority shareholder is an entity controlled by the Company’s Chief Executive Officer and President. The total acquisition price is approximately $35.0 million in cash. The Company made a deposit of $3.5 million during the nine months ended September 30, 2004 in connection with the planned acquisition which was subsequently completed in October 2004 following receipt of the necessary regulatory approvals (see Note 11 – Subsequent Events).

In February 2004, the Company completed the acquisition of the assets of WSNJ-FM, licensed to Bridgeton, New Jersey, for approximately $35.0 million in cash. The FCC has approved changing the station’s community of license to Pennsauken, New Jersey. The Company intends to relocate the operations of WSNJ-FM to new facilities in the Philadelphia metropolitan area and anticipates that it will begin broadcasting from the new facilities during the fourth quarter of 2004.

In August 2003, the Company made its first capital contribution of approximately $18.5 million to TV One, LLC. On a fully-diluted basis, the Company owns approximately 40% of TV One and is accounting for this investment under the equity method of accounting. Accordingly, the Company is recognizing its ratable share of TV One’s net loss. The Company was not required to make any cash investment during the three or nine months ended September 30, 2004. See Note 5 below for further discussion.

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

Depreciation and amortization expense on property and equipment was $3,318,000 and $2,728,000 for the three months ended September 30, 2004 and 2003, respectively. Depreciation and amortization expense on property and equipment was $8,694,000 and $7,892,000 for the nine months ended September 30, 2004 and 2003, respectively.

Repairs and maintenance costs are expensed as incurred.

5. INVESTMENT IN AFFILIATED COMPANY:

In July 2003, the Company entered into a joint venture agreement with an affiliate of Comcast Corporation and other investors to create TV One, an entity formed to operate a cable television channel targeted primarily towards African-American viewers. In 2003, the Company made its initial cash investment of $18.5 million and expects to make a total cash investment of $74.0 million over four years. The Company is accounting for this investment using the equity method of accounting, under which the Company initially recorded its investment at cost and adjusts the carrying amount of the investment to recognize the Company’s share of the losses of TV One after the date of its initial investment. For the three months ended September 30, 2004, the Company’s allocable share of TV One’s losses was approximately $2.1 million. For the nine months ended September 30, 2004, the Company’s allocable share of TV One’s losses was approximately $5.9 million.

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

6. LONG-TERM DEBT:

Long-term debt consists of the following:

	September 30, 2004	December 31, 2003
	(In Thousands)
8 7/8% Senior subordinated notes	$300,000	$300,000
Bank credit facility	308,125	297,500
Capital lease obligations	29	35

Total long-term debt	608,154	597,535
Less: current portion	(65,625)	(52,500)

Long term debt, net of current portion	$542,529	$545,035

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

The bank credit facility consists of Term A Loans (the “Loan”) in an amount up to $350.0 million and a credit line (the “Revolver”) in an amount up to $250.0 million that may be borrowed on a revolving basis. The interest rate on the bank credit facility is LIBOR plus a spread based on the Company’s leverage ratio, as defined in the credit agreement. The credit facility requires quarterly interest payments. The credit facility also requires minimum quarterly principal payments, which commenced March 31, 2003 and $200.0 million remained available (subject to various covenant restrictions) to be drawn down from the Revolver at September 30, 2004. The loans mature in June 2007. The weighted average interest rate for the bank credit facility was 3.23% and 3.64% during the three months ended September 30, 2004 and 2003, respectively.

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

Future minimum principal payments of long-term debt as of September 30, 2004 are as follows:

	Senior Subordinated Notes	Bank Credit Facility	Capital Leases
	(In Thousands)
October – December, 2004	$—	$13,125	$2
2005	—	70,000	7
2006	—	87,500	7
2007	—	137,500	7
2008	—	—	6
2009 and thereafter	300,000	—	—

Total long-term debt	$300,000	$308,125	$29

7. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at September 30, 2004 and December 31, 2003. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

	September 30, 2004		December 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$12,700	$12,700	$38,010	$38,010
Short term investments	25,000	25,000	40,700	40,700
Trade accounts receivable	62,105	62,105	62,331	62,331
Financial liabilities:
Accounts payable	7,722	7,722	7,221	7,221
Accrued interest	7,310	7,310	14,154	14,154
Accrued compensation and related benefits	15,375	15,375	14,038	14,038
Total long-term debt	$608,154	$638,903	$597,535	$629,035

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

8. STOCKHOLDERS’ EQUITY:

Capitalization

As of September 30, 2004, the Company had authorized 30,000,000 shares of Class A common stock, which is entitled to one vote per share; 150,000,000 shares of Class B common stock, which is entitled to ten votes per share; 150,000,000 shares of non-voting Class C common stock; and 150,000,000 shares of non-voting Class D common stock.

Also, as of September 30, 2004, the Company had authorized 1,000,000 shares of convertible preferred stock of which 310,000 shares were designated 6.5% Convertible Preferred Stock (“HIGH TIDES”). Dividends on the HIGH TIDES are payable on January 15, April 15, July 15, and October 15 of each year commencing October 15, 2000. Aggregate quarterly dividends on the HIGH TIDES are $5,035,000. The HIGH TIDES are non-voting. Starting in July 2003, and continuing for two years, the Company has the right (but not the requirement) to redeem up to $310.0 million of its HIGH TIDES for cash. Depending on the underlying price of the Company’s Class D common stock at the time of settlement for this redemption (if elected by the Company), the Company would have to fund up to 100% of the amount of the HIGH TIDES to be redeemed in cash, although lesser amounts would be required if certain holders of the HIGH TIDES elect to receive shares of Class D common stock in lieu of cash. Subject to certain restrictions imposed by its bank credit facility, the Company could finance the cash redemption of the HIGH TIDES with borrowings under its bank credit facility, available free cash balances and/or a new preferred and/or common stock issuance. By July 2005, if the Company has not redeemed 100% of its HIGH TIDES for cash and/or stock, the Company must remarket the securities into a similar security priced at the then prevailing market prices for such a security. As of the date of this report, the Company has not redeemed its HIGH TIDES.

1999 Stock Option and Restricted Stock Grant Plan

Effective March 19, 1999, the Company adopted the 1999 Stock Option and Restricted Stock Grant Plan (the “Plan”) under which employees, consultants, and non-employee directors may be granted options to purchase shares of Class A and shares of Class D common stock of the Company. The Company originally authorized 1,408,099 shares of Class A common stock and 3,816,198 shares of Class D common stock under the Plan. The options are exercisable in installments determined by the compensation committee of the Company’s board of directors. The options expire as determined by the committee, but no later than ten years from the date of grant. On April 11, 2002, the Company’s board of directors voted to increase the number of shares of Class D stock issuable under the Plan to 5,816,198 and to incorporate all prior amendments into the Plan. This amendment to the Plan was approved by the Company’s stockholders on May 14, 2002. On March 9, 2004, the Company’s board of directors voted to increase the number of shares of Class D stock issuable under the Plan to 10,816,198 and to incorporate all prior amendments to the Plan. This amendment to the Plan was approved by the Company’s stockholders on May 26, 2004.

9. RELATED PARTY TRANSACTIONS:

The Company leased office space from a partnership in which the Company’s Chief Executive Officer (“CEO”) and Chairperson are partners. Total rent paid to the partnership during the three months ended September 30, 2004 and 2003 was approximately $0 and $54,000, respectively. Total rent paid to the partnership during the nine months ended September 30, 2004 and 2003 was approximately $119,000 and $161,000, respectively. Effective June 28, 2004, the partnership sold the property to a non-related partnership. On that date, the Company entered into a new lease agreement with the new landlords. The new lease term expires November 30, 2004. The Company does not intend to renew this lease and intends to relocate to a new facility following the expiration of this lease.

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One in return for performances by a personality of Music One at the Company’s sponsored events. For the nine months ended September 30, 2004, the valuation of the Company’s promotion of Music One approximated the valuation of Music One performances at the Company’s sponsored events.

Three officers of the Company, the CEO, Chief Financial Officer (“CFO”) and the General Counsel, purchased 1,500,000 shares of the Company’s Class D common stock, 333,334 shares of the Company’s Class A and 666,666 of the company’s Class D common stock, and 250,000 shares of the Company’s Class D common stock, respectively. The stock was purchased with the proceeds of full recourse loans from the Company in the amounts of $21,105,000, $7,000,000 and $2,005,000, respectively, with accrued interest as of September 30, 2004, of $4,186,000, $1,623,000 and $380,000, and as of December 31, 2003, of $3,275,000, $1,313,000 and $319,000, respectively.

The Company also has loans outstanding to the Company’s CEO, CFO and Chief Operating Officer in the amounts of $380,000, $88,000 and $262,000, respectively, with accrued interest as of September 30, 2004, of $156,000, $30,000 and $94,000, and as of December 31, 2003, of $134,000, $25,000 and $80,000, respectively. The loans are due on demand and bear interest at 5.6%.

In February 2002, the Company’s CFO exercised a contractual right to receive a non-interest-bearing loan in the amount of $750,000. The loan is due in January 2005 or 60 days after termination of the CFO’s employment, whichever is earlier.

In August 2001, the Company entered into a local management agreement (“LMA”) with a company in which the Company’s CEO has a majority ownership interest. Total fees paid under this agreement were approximately $0 and $42,000 for the three months ended September 30, 2004 and 2003, respectively. Total fees paid under this agreement were approximately $154,000 and $170,000 for the nine months ended September 30, 2004 and 2003, respectively. Additionally, the Company had a receivable from this company of approximately $630,000 as of September 30, 2004 and 2003. In April 2004, the Company announced its acquisition of the company to which the LMA relates. The Company completed this acquisition in October 2004 (see Note 11 – Subsequent Events).

10. COMMITMENTS AND CONTINGENCIES:

FCC Broadcast Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission (FCC) that have a maximum term of eight years prior to renewal. The Company’s FCC broadcast licenses expire at various times from December 1, 2004 to April 1, 2012. Although the Company may apply to renew its FCC broadcast licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

Network Organization and Affiliation Agreement

Pursuant to the network organization agreement, on July 18, 2003 the Company and certain other investors formed a limited liability company TV One, LLC (“TV One”) for the purpose of developing and distributing a new television programming service in the United States. The Company has committed to a cash investment of $74.0 million in TV One over four years. As of September 30, 2004, the Company had made a partial investment of $18.5 million under this agreement.

Royalty Agreements

As of September 30, 2004, the Company had fixed fee and variable revenue share payment agreements with performance rights organizations that expire as late as 2006. During the three months ended September 30, 2004 and 2003, the Company incurred expenses of $2.3 million and $2.0 million, respectively, in relation to these agreements. During the nine months ended September 30, 2004 and 2003, the Company incurred expenses of $7.2 million and $7.1 million, respectively, in relation to these agreements.

Leases

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities and noncancelable capital leases for equipment that expire over the next twenty years. The future minimum lease payments and rentals under noncancelable leases as of September 30, 2004 are:

	Capital Lease Payments	Operating Lease Payments
	(In Thousands)
October – December, 2004	$2	$1,257
2005	8	4,921
2006	8	4,501
2007	7	4,325
2008	6	4,293
Thereafter	—	11,938

Total	$31	$31,235

Less amount representing interest	2

Present value of net minimum lease payments	$29
Less current maturities	—

Long-term obligations	$29

Rent expense for the three months ended September 30, 2004 and 2003 was $1,565,000 and $1,487,000, respectively. The total cost of assets under capital lease as of September 30, 2004 was approximately $35,000. Rent expense for the nine months ended September 30, 2004 and 2003 was $4,623,000 and $4,365,000, respectively.

Other contingencies

The Company has been named as a defendant in several legal actions occurring in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

11. SUBSEQUENT EVENT:

In October 2004, following the receipt of the necessary regulatory approvals, the Company completed the acquisition of the outstanding stock of New Mableton Broadcasting Corporation (“NMBC”). NMBC owns WAMJ-FM, a radio station located in the Atlanta, Georgia metropolitan area. NMBC’s majority shareholder was an entity controlled by the Company’s Chief Executive Officer and President. The Company has operated WAMJ-FM under a local management agreement since August 2001. The terms of this acquisition were approved by an independent committee of the Company’s Board of Directors and a fairness opinion was obtained from an independent third party. The Company paid a total acquisition price of approximately $35.0 million, of which the balance of approximately $31.5 million was paid in October 2004. The balance of approximately $31.5 million was paid through a drawdown of $25.0 million on the Company’s bank credit facility and approximately $6.5 million in available cash. The receivable of approximately $630,000 due from NMBC as of September 30, 2004 was also settled upon the completion of the acquisition. This acquisition brings the number of stations owned by the Company in the Atlanta, Georgia metropolitan area to four.

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company’s restricted subsidiaries (Subsidiary Guarantors) have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes due 2011.

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of September 30, 2004 and 2003, and for the three- and nine-month periods then ended. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
NET BROADCAST REVENUE	$42,955	$41,411	$—	$84,366

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization shown below	6,800	6,472	—	13,272
Selling, general and administrative	13,176	10,812	—	23,988
Corporate expenses	—	4,138	—	4,138
Depreciation and amortization	3,679	689	—	4,368

Total operating expenses	23,655	22,111	—	45,766

Operating income	19,300	19,300	—	38,600
INTEREST INCOME	—	630	—	630
INTEREST EXPENSE, including amortization of deferred financing costs	54	9,695	—	9,749
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	2,144	—	2,144
OTHER INCOME (EXPENSE), net	(126)	3	—	(123)

Income before provision for income taxes	19,120	8,094	—	27,214
PROVISION FOR INCOME TAXES	—	10,446	—	10,446

Net income (loss) before equity in income of subsidiaries	19,120	(2,352)	—	16,768
EQUITY IN INCOME OF SUBSIDIARIES	—	19,120	(19,120)	—

Net income	$19,120	$16,768	$(19,120)	$16,768

PREFERRED STOCK DIVIDEND		5,035		5,035

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$11,733		$11,733

The accompanying notes are an integral part of this consolidating statement.

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
NET BROADCAST REVENUE	$40,313	$41,143	$—	$81,456

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization shown below	6,299	6,105	—	12,404
Selling, general and administrative	13,157	10,293	—	23,450
Corporate expenses	—	3,557	—	3,557
Depreciation and amortization	3,063	1,492	—	4,555

Total operating expenses	22,519	21,447	—	43,966

Operating income	17,794	19,696	—	37,490
INTEREST INCOME	—	594	—	594
INTEREST EXPENSE, including amortization of deferred financing costs	77	10,178	—	10,255
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	939	—	939
OTHER (EXPENSE) INCOME, net	(3)	3	—	—

Income before provision for income taxes	17,714	9,176	—	26,890
PROVISION FOR INCOME TAXES	—	10,174	—	10,174
EQUITY IN INCOME OF SUBSIDIARIES	—	17,714	(17,714)	—

Net income	$17,714	$16,716	$(17,714)	$16,716

PREFERRED STOCK DIVIDEND		5,035		5,035

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$11,681		$11,681

The accompanying notes are an integral part of this consolidating statement.

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
NET BROADCAST REVENUE	$120,947	$119,291	$—	$240,238

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization shown below	20,559	20,446	—	41,005
Selling, general and administrative	39,331	31,360	—	70,691
Corporate expenses	—	12,016	—	12,016
Depreciation and amortization	9,634	3,725	—	13,359

Total operating expenses	69,524	67,547	—	137,071

Operating income	51,423	51,744	—	103,167
INTEREST INCOME	12	1,925	—	1,937
INTEREST EXPENSE, including amortization of deferred financing costs	118	29,354	—	29,472
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	5,942	—	5,942
OTHER INCOME (EXPENSE), net	(64)	85	—	21

Income before provision for income taxes	51,253	18,458	—	69,711
PROVISION FOR INCOME TAXES	—	26,693	—	26,693

Net income (loss) before equity in income of subsidiaries	51,253	(8,235)	—	43,018
EQUITY IN INCOME OF SUBSIDIARIES	—	51,253	(51,253)	—

Net income	$51,253	$43,018	$(51,253)	$43,018

PREFERRED STOCK DIVIDEND		15,105		15,105

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$27,913		$27,913

The accompanying notes are an integral part of this consolidating statement.

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
NET BROADCAST REVENUE	$112,558	$113,240	$—	$256,688

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization shown below	19,632	18,944	—	38,576
Selling, general and administrative	39,674	29,794	—	69,468
Corporate expenses	—	10,469	—	10,469
Depreciation and amortization	9,141	4,445	—	13,586

Total operating expenses	68,447	63,652	—	132,099

Operating income	44,111	49,588	—	93,699
INTEREST INCOME	3	1,954	—	1,957
INTEREST EXPENSE, including amortization of deferred financing costs	384	31,008	—	31,392
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	939	—	939
OTHER INCOME (EXPENSE), net	(3)	1	—	(2)

Income before provision for income taxes	43,733	19,590	—	63,323
PROVISION FOR INCOME TAXES	—	24,019	—	24,019

Net income (loss) before equity in income of subsidiaries	43,733	(4,429)	—	39,304
EQUITY IN INCOME OF SUBSIDIARIES	—	43,733	(43,733)	—

Net income (loss)	$43,733	39,304	$(43,733)	39,304

PREFERRED STOCK DIVIDEND		15,105		15,105

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$24,199		$24,199

The accompanying notes are an integral part of this consolidating statement.

CONSOLIDATING BALANCE SHEET

AS OF SEPTEMBER 30, 2004

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$567	$12,133	$—	$12,700
Short-term investments	—	25,000	—	25,000
Trade accounts receivable, net of allowance for doubtful accounts	31,016	31,089	—	62,105
Prepaid expenses and other current assets	886	2,179	—	3,065
Income tax receivable	—	3,650	—	3,650
Deferred tax asset	2,282	3,512	—	5,794

Total current assets	34,751	77,563	—	112,314
PROPERTY AND EQUIPMENT, net	25,504	15,879	—	41,383
INTANGIBLE ASSETS, net	1,881,626	2,823	—	1,884,449
INVESTMENT IN SUBSIDIARIES	—	1,911,048	(1,911,048)	—
INVESTMENT IN AFFILIATED COMPANY	—	28,521	—	28,521
OTHER ASSETS	778	9,752	—	10,530

Total assets	$1,942,659	$2,045,586	$(1,911,048)	$2,077,197

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,158	$6,564	$—	$7,722
Accrued expenses	6,335	24,434	—	30,769
Fair value of derivative instruments	—	1,531	—	1,531
Other current liabilities	356	3,666	—	4,022
Current portion of long-term debt	—	65,625	—	65,625

Total current liabilities	7,849	101,820	—	109,669
LONG-TERM DEBT, net of current portion	28	542,501	—	542,529
DEFERRED REVENUE, net of current portion	—	11,385	—	11,385
DEFERRED INCOME TAX LIABILITY	23,734	80,430	—	104,164

Total liabilities	31,611	736,136	—	767,747

STOCKHOLDERS’ EQUITY:
Common stock	—	105	—	105
Accumulated other comprehensive loss	—	(942)	—	(942)
Stock subscriptions receivable	—	(36,299)	—	(36,299)
Additional paid-in capital	809,941	1,413,198	(809,941)	1,413,198
Accumulated deficit	1,101,107	(66,612)	(1,101,107)	(66,612)

Total stockholders’ equity	1,911,048	1,309,450	(1,911,048)	1,309,450

Total liabilities and stockholders’ equity	$1,942,659	$2,045,586	$(1,911,048)	$2,077,197

The accompanying notes are an integral part of this consolidating balance sheet.

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2003

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
	(Unaudited)	(Unaudited)	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$414	$37,596	$—	$38,010
Short term investments	—	40,700	—	40,700
Trade accounts receivable, net of allowance for doubtful accounts	29,930	32,401	—	62,331
Prepaid expenses and other current assets	605	975	—	1,580
Income tax receivable	—	3,650	—	3,650
Deferred income tax asset	2,282	3,512	—	5,794

Total current assets	33,231	118,834	—	152,065
PROPERTY AND EQUIPMENT, net	27,974	14,701	—	42,675
INTANGIBLE ASSETS, net	1,763,295	18,963	—	1,782,258
INVESTMENT IN SUBSIDIARIES	—	1,793,927	(1,793,927)	—
INVESTMENT IN AFFILIATED COMPANY	—	34,396	—	34,396
OTHER ASSETS	963	5,514	—	6,477

Total assets	$1,825,463	$1,986,335	$(1,793,927)	$2,017,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$821	$6,400	$—	$7,221
Accrued expenses	6,798	31,227	—	38,025
Fair value of derivative	—	4,236	—	4,236
Other current liabilities	148	3,770	—	3,918
Current portion of long-term debt	—	52,500	—	52,500

Total current liabilities	7,767	98,133	—	105,900
LONG-TERM DEBT AND DEFERRED INTEREST, net of current portion	34	545,001	—	545,035
DEFERRED REVENUE, net of current portion	—	13,009	—	13,009
DEFERRED INCOME TAX LIABILITY	23,735	51,773	—	75,508

Total liabilities	31,536	707,916	—	739,452

STOCKHOLDERS’ EQUITY:
Common stock	—	105	—	105
Accumulated other comprehensive loss	—	(2,605)	—	(2,605)
Stock subscriptions receivable	—	(35,017)	—	(35,017)
Additional paid-in capital	1,188,797	1,410,460	(1,188,797)	1,410,460
Accumulated deficit	605,130	(94,524)	(605,130)	(94,524)

Total stockholders’ equity	1,793,927	1,278,419	(1,793,927)	1,278,419

Total liabilities and stockholders’ equity	$1,825,463	$1,986,335	$(1,793,927)	$2,017,871

The accompanying notes are an integral part of this consolidating balance sheet.

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,253	$43,018	$(51,253)	$43,018
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	9,634	3,725	—	13,359
Amortization of debt financing costs, unamortized discount and deferred interest	—	1,272	—	1,272
Deferred income taxes	—	26,265	—	26,265
Equity in net losses of affiliated company	—	5,942	—	5,942
Non-cash compensation	—	2,062	—	2,062
Effect of change in operating assets and liabilities-
Trade accounts receivable, net	(1,086)	1,414	—	328
Due to Corporate/from Subsidiaries	51,663	(51,663)	—	—
Prepaid expenses and other	(281)	(1,221)	—	(1,502)
Other assets	185	(369)	—	(184)
Accounts payable	337	163	—	500
Accrued expenses and other	(261)	(8,094)	—	(8,355)

Net cash flows from operating activities	111,444	22,514	(51,253)	82,705

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(1,133)	$(6,321)	$—	$(7,454)
Equity investments	(3,500)	317	—	(3,183)
Purchase of short-term investments	—	15,700	—	15,700
Investment in Subsidiaries	—	(51,253)	51,253	—
Deposits and payments for station purchases	(106,658)	(2,255)	—	(108,913)

Net cash flows from investing activities	(111,291)	(43,812)	51,253	(103,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(39,381)	—	(39,381)
Proceeds from credit facility	—	15,700	—	50,000
Proceeds from exercise of stock options	—	1,603	—	1,603
Interest on stock subscription receivable	—	(1,282)	—	(1,282)
Payment of preferred stock dividends	—	(15,105)	—	(15,105)

Net cash flows from financing activities	—	(4,165)	—	(4,165)

DECREASE IN CASH AND CASH EQUIVALENTS	153	(25,463)	—	(25,310)
CASH AND CASH EQUIVALENTS, beginning of period	414	37,596	—	38,010

CASH AND CASH EQUIVALENTS, end of period	$567	$12,133	$—	$12,700

The accompanying notes are an integral part of this consolidating statement.

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003

(unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$43,733	$39,304	$(43,733)	$39,304
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	9,141	4,445	—	13,586
Amortization of debt financing costs	—	1,274	—	1,274
Deferred income taxes	—	23,581	—	23,581
Equity in net loss of affiliated company	—	939	—	939
Non-cash compensation	—	1,319	—	1,319
Loss on retirement of assets	2	—	—	2
Effect of change in operating assets and liabilities-
Trade accounts receivable, net	(472)	480	—	8
Due to Corporate/from Subsidiaries	(34,638)	34,638	—	—
Prepaid expenses and other	142	(203)	—	(61)
Other assets	(621)	867	—	246
Accounts payable	(313)	191	—	(122)
Accrued expenses and other	474	(8,776)	—	(8,302)

Net cash flows from operating activities	17,448	98,059	(43,733)	71,774

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(4,703)	$(2,918)	$—	$(7,621)
Equity investments	—	(19,108)	—	(19,108)
Purchase of intangible assets	(1,260)	(21)	—	(1,281)
Investment in subsidiary	—	(43,733)	43,733	—
Deposits and payments for station purchases	(10,956)	—	—	(10,956)

Net cash flows from investing activities	(16,919)	(65,780)	43,733	(38,966)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(39,375)	—	(39,375)
Proceeds from exercise of stock options	—	883	—	883
Interest on stock subscription receivable	—	(1,265)	—	(1,265)
Payment of preferred stock dividends		(15,105)		(15,105)

Net cash flows from financing activities	—	(54,862)	—	(54,862)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	529	(22,583)	—	(22,054)
CASH AND CASH EQUIVALENTS, beginning of period	423	85,692	—	86,115

CASH AND CASH EQUIVALENTS, end of period	$952	$63,109	$—	$64,061

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

Executive Summary

The third quarter of 2004 was a good quarter for Radio One. Overall, net revenue grew at a faster rate relative to the radio industry in approximately two-thirds of our markets, based on industry data published by the Radio Advertising Bureau. Specifically, Radio One’s net broadcast revenue grew approximately 4% in the third quarter of 2004. This growth was driven primarily by our local advertising revenue which grew 7% with particular strength in Atlanta, Baltimore, Dallas, and Washington, D.C. Particular categories of strength included industries as diverse as financial, entertainment, travel and transportation, government/public and services.

Radio One continues to be well positioned with radio stations in some of the largest markets in the U.S., many of which have experienced good ratings trends. Further to our acquisition strategy, we completed the acquisition of the assets of KRTS, LP for approximately $72.5 million during the third quarter of 2004. KRTS, LP owned radio station KRTS-FM, a radio station in the Houston, Texas metropolitan area. We changed the format of this station to Hispanic and changed the call sign to KROI-FM. This acquisition brings the number of stations owned by us in this strategic market to three. Our affiliated company, TV One, which we launched during the first quarter, continues to benefit from increasing audience reach and TV advertiser demand through market expansion.

Looking forward, we will continue to focus on acquiring underperforming or strategic stations as well as seeking to build clusters of stations within certain markets to capitalize on our existing infrastructure. Subsequent to the third quarter of 2004, we announced the completion of our acquisition of the stock of New Mableton Broadcast Corporation (“NMBC”) for approximately $35.0 million. NMBC owns WAMJ-FM, a station located in the Atlanta, Georgia metropolitan area which we have operated under a local management agreement since August 2001. As always, we expect to remain focused on ensuring that the price we pay for any acquisitions is fair and that these acquisitions are financed in such a manner that will not jeopardize our ability to manage and grow the business in times of uncertainty.

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

Approximately 71% of our net revenue was generated from local advertising and approximately 26% was generated from national spot advertising, including network advertising, during the three months ended September 30, 2004. In comparison, approximately 69% of our net revenue was generated from local advertising and approximately 30% was generated from national spot advertising, including network advertising during the three months ended September 30, 2003. Approximately 71% of our net revenue was generated from local advertising and approximately 27% was generated from national spot advertising, including network advertising, during the nine months ended September 30, 2004. In comparison, approximately 70% of our net revenue was generated from local advertising and approximately 28% was generated from national spot advertising, including network advertising during the three months ended September 30, 2003. The balance of revenue was generated primarily from tower rental income, ticket sales and revenue related to our sponsored events and other revenues.

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

(b) Station Operating Income: Net income before depreciation and amortization, income taxes, interest income, interest expense, equity in net loss of affiliated company, other expense, corporate expenses and non-cash compensation expenses is commonly referred to in our business as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets because station operating income provides helpful information about our results of operations apart from expenses associated with our physical plant, income taxes provision, investments, debt financings, overhead and non-cash compensation. Station operating income is frequently used as one of the bases for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands, except margin data)
Net Broadcast Revenue	$84,366	$81,456	$240,238	$225,798
Station Operating Income(1)	$47,247	$45,602	$129,396	$117,754
Station Operating Income Margin	56%	56%	54%	52%
EBITDA(2)	$40,701	$41,106	$110,605	$106,344
Net Income	$16,768	$16,716	$43,018	$39,304

(1)	The reconciliation of net income to station operating income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net income as reported	$16,768	$16,716	$43,018	$39,304
Add back non-station operating income items included in net income:
Interest income	(630)	(594)	(1,937)	(1,957)
Interest expense	9,749	10,255	29,472	31,392
Corporate expenses, excluding non-cash compensation	3,734	3,132	10,808	9,150
Non-cash compensation	545	425	2,062	1,319
Equity in net loss of affiliated company	2,144	939	5,942	939
Other (income) expense	123	—	(21)	2
Provision for income taxes	10,446	10,174	26,693	24,019
Depreciation and amortization	4,368	4,555	13,359	13,586

Station operating income	$47,247	$45,602	$129,396	$117,754

(2)	The reconciliation of net income to EBITDA is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net income as reported	$16,768	$16,716	$43,018	$39,304
Add back non-EBITDA items included in net income:
Interest income	(630)	(594)	(1,937)	(1,957)
Interest expense	9,749	10,255	29,472	31,392
Provision for income taxes	10,446	10,174	26,693	24,019
Depreciation and amortization	4,368	4,555	13,359	13,586

EBITDA	$40,701	$41,106	$110,605	$106,344

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Statements of Operations:
Net broadcast revenue	$84,366	$81,456	$240,238	$225,798
Operating expenses:
Programming and technical, excluding non-cash compensation	13,131	12,404	40,151	38,576
Selling, general and administrative	23,988	23,450	70,691	69,468
Corporate expenses, excluding non-cash compensation	3,734	3,132	10,808	9,150
Non-cash compensation	545	425	2,062	1,319
Depreciation and amortization	4,368	4,555	13,359	13,586

Operating income	38,600	37,490	103,167	93,699
Interest income	630	594	1,937	1,957
Interest expense	9,749	10,255	29,472	31,392
Other income (expense), net	(123)	—	21	(2)
Equity in net loss of affiliated company	2,144	939	5,942	939

Income before provision for income taxes	27,214	26,890	69,711	63,323
Income tax benefit provision	10,446	10,174	26,693	24,019

Net income	$16,768	$16,716	$43,018	$39,304
Preferred stock dividend	5,035	5,035	15,105	15,105

Net income applicable to common stockholders	$11,733	$11,681	$27,913	$24,199

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Broadcast Revenue. Net broadcast revenue is derived primarily from sales of advertisements and program sponsorships on our stations to local and national advertisers. Net broadcast revenue is recognized in the period in which advertisements are broadcast. Net broadcast revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Other sources of net broadcast revenue include tower rental income, independent promotion agreements, tickets, other revenue related to special events sponsored by us and, beginning in 2003, management fees from TV One. Net broadcast revenue is presented net of local and national agency commissions in the results of operations, which is consistent with industry practice. For the three months ended September 30, 2004, we recognized $84.4 million in net broadcast revenue compared to $81.5 million during the three months ended September 30, 2003, an increase of $2.9 million or 4%. These amounts are net of agency commissions, which were $11.6 million during the three months ended September 30, 2004, compared to $11.2 million during the three months ended September 30, 2003, an increase of $0.4 million or 4%. The increase in net broadcast revenue is due primarily to increased demand for advertising on our stations that results from our increased listenership, audience reach and ratings. The net revenue growth in several of our markets, including Atlanta, Baltimore, Dallas, Raleigh-Durham and Washington, D.C. was partially offset by revenue declines in other markets, including Houston and Philadelphia.

Operating Expenses

Summary.

Programming and technical costs, selling general and administrative costs, corporate expenses, non-cash compensation, and depreciation and amortization were $45.8 million for the three months ended September 30, 2004 compared to $44.0 million in the three months ended September 30, 2003, an increase of $1.8 million or 4%. The increase was due primarily to increases of $0.7 million in programming and technical, $0.5 million in selling, general and administrative costs, $0.1 million in non-cash compensation and $0.6 million in corporate expenses, offset by a decrease of $0.2 million in depreciation and amortization.

Programming and technical.

Programming and technical costs include costs associated with our on-air talent, music royalties, and the rental and maintenance of our tower facilities. Programming and technical costs also include expenses associated with our research activities and the management and maintenance of the systems, software, hardware, and studios used in the creation, distribution and broadcast of our service. Programming and technical costs were $13.1 million for the three months ended September 30, 2004, compared to $12.4 million for the three months ended September 30, 2003, an increase of $0.7 million or 6%. During the three months ended September 30, 2003, we reversed approximately $0.8 million in over-accrued music licensing royalty expenses from prior periods associated with the radio industry’s settlement with Broadcast Music Inc. (BMI). Excluding the effect of this reversal, programming and technical costs decreased by approximately $0.1 million during the three months ended September 30, 2004. Programming and technical costs are expected to remain relatively stable during the remainder of 2004.

Selling, general and administrative.

Selling, general and administrative costs, which include sales force compensation (primarily commissions), marketing costs, expenses for office and studio facilities, and back office expenses, were $24.0 million for the three months ended September 30, 2004, compared with $23.5 million for the three months ended September 30, 2003, an increase of $0.5 million or 2%. This increase resulted primarily from expenses associated with sales force compensation associated with increased revenue. Selling, general and administrative costs also include costs related to the advertising traffic (scheduling and insertion) functions. These costs are expected to increase during the remainder of 2004 due to the variable cost associated with increased revenue.

Corporate expenses.

Corporate expenses consist of costs associated with managing and maintaining our corporate headquarters and facilities, primarily corporate personnel costs. These expenses were $3.7 million for the three months ended September 30, 2004, compared with $3.1 million for the three months ended September 30, 2003, an increase of $0.6 million or 19%. This increase resulted primarily from additional professional fees and other expenses incurred to ensure compliance with new regulatory requirements, including increased headcount. These costs are expected to increase during the remainder of 2004 as we continue the implementation of new regulatory requirements associated with being a public company.

Non-cash compensation.

Non-cash compensation expenses were $0.5 million for the three months ended September 30, 2004, compared with $0.4 million for the three months ended September 30, 2003, an increase of $0.1 million.

Depreciation and amortization.

Depreciation and amortization expense was $4.4 million for the three months ended September 30, 2004 compared with $4.6 million for the three months ended September 30, 2003, a decrease of $0.2 million or 4%. This decrease is primarily attributable to the completion of amortization relating to some of our intangible assets during the three months ended September 30, 2004.

Operating Income. Operating income for the three months ended September 30, 2004 was $38.6 million compared with $37.5 million for the three months ended September 30, 2003, an increase of $1.1 million or 3%. This increase was primarily attributable to an increase in net broadcast revenue of $2.9 million offset by an increase of $1.8 million in operating expenses.

Interest Income. Interest income remained stable at $0.6 million for the three months ended September 30, 2004 and 2003.

Interest Expense. Interest expense was $9.7 million for the three months ended September 30, 2004 compared with $10.2 million for the three months ended September 30, 2003, a decrease of $0.5 million or 5%. This decrease resulted from lower average debt levels arising from regular paydown of our outstanding debt balance since 2003 coupled with lower interest rates applicable to our outstanding debt as a result of declining leverage throughout 2003 and into the third quarter of 2004. The drawdown of $50 million on our bank credit facility during the third quarter of 2004 did not significantly affect our interest expense for the period as the drawdown occurred near the end of the quarter.

Other Expense. Other expense was $0.1 million for the three months ended September 30, 2004 compared with $0 for the three months ended September 30, 2003.

Equity in Net Loss of Affiliated Company. During the three months ended September 30, 2004, and 2003 respectively, we recorded losses of $2.1 million and $0.9 million for our share of the net losses of our affiliated company, TV One. In July 2003, we entered into an agreement with certain other investors to form TV One for the purpose of distributing a new television programming service. See “Liquidity and Capital Resources” section below for further discussion.

Net Income. Net income increased to $16.8 million for the three months ended September 30, 2004 compared with $16.7 million for the three months ended September 30, 2003 an increase of $0.1 million. This resulted primarily from an increase of $1.1 million in operating income and a decrease of $0.5 million in interest expense, offset by increases of $0.1 million in other expenses, $0.2 million in the provision for income taxes and $1.2 million for equity in the net loss of our affiliated company, TV One.

Net Income Applicable to Common Stockholders. Net income applicable to common stockholders was $11.7 million for the three months ended September 30, 2004 and 2003.

Other Data

Station operating income. Station operating income consists of net income before depreciation and amortization, income taxes, interest income, interest expense, equity in net loss of affiliated company, other expense, corporate expenses and non-cash compensation expenses. Station operating income is not a measure of financial performance under generally accepted accounting principles. Station operating income increased to $47.2 million for the three months ended September 30, 2004 compared with $45.6 million for the three months ended September 30, 2003, an increase of $1.6 million or 4%. This increase was primarily attributable to an increase in net broadcast revenue, partially offset by higher operating expenses as described above. The reconciliation of net income to station operating income is provided on page 30.

Station operating income margin. Station operating income margin represents station operating income as a percentage of net broadcast revenue. Station operating income margin is not a measure of financial performance under generally accepted accounting principles. Our station operating income margin remained stable at 56% for the three months ended September 30, 2004 and 2003. Our station operating income was $47.2 million and $45.6 million for the three months ended September 30, 2004 and 2003, respectively while our net broadcast revenue was $84.4 million and $81.5 million for the three months ended September 30, 2004 and 2003, respectively.

EBITDA. EBITDA represents net income or loss before interest income, interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA was $40.7 million for the three months ended September 30, 2004 compared with $41.1 million for the three months ended September 30, 2003, a decrease of $0.4 million or 1%. The reconciliation of net income to EBITDA is provided on page 30.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net Broadcast Revenue. Net broadcast revenue is derived primarily from sales of advertisements and program sponsorships on our stations to local and national advertisers. Net broadcast revenue is recognized in the period in which advertisements are broadcast. Net broadcast revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Other sources of net broadcast revenue include tower rental income, independent promotion agreements, tickets, other revenue related to special events sponsored by us and, beginning in 2003, management fees from TV One. Net broadcast revenue is presented net of local and national agency commissions in the results of operations, which is consistent with industry practice. For the nine months ended September 30, 2004, we recognized $240.2 million in net broadcast revenue compared to $225.8 million during the nine months ended September 30, 2003, an increase of $14.4 million or 6%. These amounts are net of agency commissions, which were $32.9 million during the nine months ended September 30, 2004, compared to $30.9 million during the nine months ended September 30, 2003, an increase of $2.0 million or 6%. The increase in net broadcast revenue is due primarily to increased demand for advertising on our stations that results from our increased listenership, audience reach and ratings. The net revenue growth in several of our markets, including Atlanta, Baltimore, Dallas, Los Angeles, Raleigh-Durham and Washington, D.C. was partially offset by revenue declines in other markets, including Houston, Philadelphia and Richmond.

Operating Expenses

Summary.

Programming and technical costs, selling general and administrative costs, corporate expenses, non-cash compensation, and depreciation and amortization were $137.1 million for the nine months ended September 30, 2004 compared to $132.1 million in the nine months ended September 30, 2003, an increase of $5.0 million or 4%. The increase was due primarily to increases of $1.6 million in programming and technical costs, $1.2 million in selling, general and administrative costs, $0.8 million in non-cash compensation and $1.6 million in corporate expenses offset by a decrease of $0.2 million in depreciation and amortization.

Programming and technical.

Programming and technical costs include costs associated with our on-air talent, music royalties, and the rental and maintenance of our tower facilities. Programming and technical costs also include expenses associated with our research activities and the management and maintenance of the systems, software, hardware, and studios used in the creation, distribution and broadcast of our service. Programming and technical costs were $40.2 million for the nine months ended September 30, 2004, compared to $38.6 million for the nine months ended September 30, 2003, an increase of $1.6 million or 4%. During the nine months ended September 30, 2003, we reversed approximately $0.8 million in over-accrued music licensing royalty expenses from prior periods associated with the radio industry’s settlement with Broadcast Music Inc. (BMI). Excluding the effect of this reversal, programming and technical costs increased by approximately $0.8 million during the nine months ended September 30, 2004. This increase resulted primarily from expenses associated with the renewal of existing agreements and a new agreement (including non-cash stock compensation) signed with on-air talent during the nine months ended September 30, 2004. Programming and technical costs are expected to remain relatively stable during the remainder of 2004.

Selling, general and administrative.

Selling, general and administrative costs, which include sales force compensation (primarily commissions), marketing costs, expenses for office and studio facilities, and back office expenses, were $70.7 million for the nine months ended September 30, 2004, compared with $69.5 million for the nine months ended September 30, 2003, an increase of $1.2 million or 2%. This increase resulted primarily from expenses associated with sales force compensation associated with increased revenue. Selling, general and administrative costs also include costs related to the advertising traffic (scheduling and insertion) functions. These costs are expected to increase during the remainder of 2004 due to the variable cost associated with increased revenue.

Corporate expenses.

Corporate expenses consist of costs associated with managing and maintaining our corporate headquarters and facilities, primarily corporate personnel costs. These expenses were $10.8 million for the nine months ended September 30, 2004, compared with $9.2 million for the nine months ended September 30, 2003, an increase of $1.6 million or 17%. This increase resulted primarily from additional professional fees and other expenses incurred, to ensure compliance with new regulatory requirements, including headcount. These costs are expected to increase during the remainder of 2004 as we continue the implementation of new regulatory requirements associated with being a public company.

Non-cash compensation.

Non-cash compensation expenses were $2.1 million for the nine months ended September 30, 2004, compared with $1.3 million for the nine months ended September 30, 2003, an increase of $0.8 million or 62%. This increase resulted from the recognition of additional charges related to the grant of restricted stock to certain on-air talent during the first nine months of 2004.

Depreciation and amortization.

Depreciation and amortization expense was $13.4 million for the nine months ended September 30, 2004 compared to $13.6 million for the nine months ended and 2003, a decrease of $0.2 million or 2%. This decrease is primarily attributable to the completion of amortization relating to some of our intangible assets during the three months ended September 30, 2004.

Operating Income. Operating income for the nine months ended September 30, 2004 was $103.2 million compared with $93.7 million for the nine months ended September 30, 2003, an increase of approximately $9.5 million or 10%. This increase was primarily attributable to an increase in net broadcast revenue of $14.4 million offset by an increase of $5.0 million in operating expenses.

Interest Income. Interest income was at $1.9 million for the nine months ended September 30, 2004 and $2.0 million for the nine months ended September 30, 2003, a decrease of $0.1 million.

Interest Expense. Interest expense was $29.5 million for the nine months ended September 30, 2004 compared with $31.4 million for the nine months ended September 30, 2003, a decrease of $1.9 million or 6%. This decrease resulted from lower average debt levels arising from regular paydown of our outstanding debt balance since 2003 coupled with lower interest rates applicable to our outstanding debt as a result of declining leverage throughout 2003 and into the third quarter of 2004. The drawdown of $50 million on our bank credit facility during the third quarter of 2004 did not significantly affect our interest expense for the period as the drawdown occurred near the end of the quarter.

Other Income (Expense). Other income was $21,000 for the nine months ended September 30, 2004 compared with other expense of $2,000 for the nine months ended September 30, 2003, an increase of $23,000.

Equity in Net Loss of Affiliated Company. During the nine months ended September 30, 2004 and 2003 respectively, we recorded losses of $5.9 and $0.9 million for our share of the net losses of our affiliated company, TV One. In July 2003, we entered into an agreement with certain other investors to form TV One for the purpose of distributing a new television programming service. See “Liquidity and Capital Resources” section below for further discussion.

Net Income. Net income increased to $43.0 million for the nine months ended September 30, 2004 compared with $39.3 million for the nine months ended September 30, 2003 an increase of $3.7 million or 9%. This resulted primarily from an increase of $10.0 million in operating income and a decrease of $1.9 million in interest expense, offset by increases of $0.5 million in other expense, $2.7 million in the provision for income taxes and $5.0 million for equity in the net loss of our affiliated company, TV One.

Net Income Applicable to Common Stockholders. Net income applicable to common stockholders was $27.9 million for the nine months ended September 30, 2004 compared with a net income applicable to common stockholders of $24.2 million for the nine months ended September 30, 2003, an increase of $3.7 million or 15%. The increase was directly attributable to higher operating income due to higher revenue and lower interest expense, partially offset by equity in net loss of our affiliated company during the nine months ended September 30, 2004, as described above. Dividends on our 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) remained unchanged at $15.1 million for the nine months ended September 30, 2004 and 2003.

Other Data

Station operating income. Station operating income consists of net income before depreciation and amortization, income taxes, interest income, interest expense, equity in net loss of affiliated company, other expense, corporate expenses and non-cash compensation expenses. Station operating income is not a measure of financial performance under generally accepted accounting principles. Station operating income increased to $129.4 million for the nine months ended September 30, 2004 compared with $117.8 million for the nine months ended September 30, 2003, an increase of $11.6 million or 10%. This increase was primarily attributable to an increase in net broadcast revenue, partially offset by higher operating expenses as described above. The reconciliation of net income to station operating income is provided on page 30.

Station operating income margin. Station operating income margin represents station operating income as a percentage of net broadcast revenue. Station operating income margin is not a measure of financial performance under generally accepted accounting principles. Our station operating income margin increased to 54% for the nine months ended September 30, 2004 from 52% for the nine months ended September 30, 2003. Our station operating income was $129.4 million and $117.8 million for the nine months ended September 30, 2004 and 2003, respectively while our net broadcast revenue was $240.2 million and $225.8 million for the nine months ended September 30, 2004 and 2003, respectively.

EBITDA. EBITDA represents net income or loss before interest income, interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA was $110.6 million for the nine months ended September 30, 2004 compared with $106.3 million for the nine months ended September 30, 2003, an increase of $4.3 million or 4%. The reconciliation of net income to EBITDA is provided on page 30.

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

We entered into our amended and restated bank credit facility as of July 17, 2000. Under the credit facility, we have borrowed $350.0 million in term loans and may borrow up to $250.0 million on a revolving basis. Historically, we have drawn down funds from the credit facility as capital was required, primarily for acquisitions. As of September 30, 2004, we have repaid $91.9 million, leaving an outstanding balance of $258.1 million of term loans. During the third quarter of 2004, we also drew down $50.0 million to complete our acquisition of KROI-FM (formerly KRTS-FM), resulting in our being able to borrow up to $200.0 million on a revolving basis as of September 30, 2004, subject to the applicable covenant restrictions under our credit facility. Both the term loan and the revolving commitment under our credit facility bear interest, at our option, at a rate equal to either LIBOR plus a spread that ranges from 0.63% to 2.00% or the prime rate plus a spread of up to 1.00%, depending on our leverage ratio. Under the bank credit facility, we may be required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. We currently have swap agreements in place for a total notional amount of $200.0 million. As of September 30, 2004, the periods remaining on the swap agreements range in duration from two to 24 months.

Our credit exposure under these swap agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance. All of the swap agreements are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The valuation of each of these swap agreements is affected by the change in the three-month LIBOR rates and the remaining term of the agreement. Any increase in the three-month LIBOR rate results in a more favorable valuation, while a decrease in the three-month LIBOR rate results in a less favorable valuation. The following table summarizes the interest rates in effect with respect to certain of our debt as of September 30, 2004:

Type of debt	Amount outstanding (millions)	Applicable interest rate
Senior bank term debt (swap matures 10/5/2006)(1)(2)	$100.0	4.02%
Senior bank term debt (swap matures 12/5/2005)(1)(2)	50.0	3.64
Senior bank term debt (swap matures 12/5/2004)(1)(2)	50.0	3.18
Senior bank term debt (subject to variable interest rate)(3)	108.1	2.47
8 7/8% senior subordinated notes (fixed rate)	300.0	8.88

(1)	A total of $200 million is subject to fixed rate swap agreements that became effective on December 2, 2002.
(2)	Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our credit agreement. That spread is currently set at 0.63% and is incorporated into the applicable interest rates outlined above.
(3)	Subject to rolling 90-day LIBOR plus a spread currently at 0.63% and incorporated into the applicable interest rate outlined above.

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

The following table provides a comparison of our statements of cash flows for the nine months ended September 30, 2004 and 2003:

	2004	2003
	(in thousands)
Net cash flows from operating activities	$82,705	$71,774
Net cash flows used in investing activities	(103,850)	(38,966)
Net cash flows used in financing activities	(4,165)	(54,862)

Net cash flows from operating activities were approximately $82.7 million and $71.8 million for the nine months ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004, net cash from operating activities increased $10.9 million compared to the nine months ended September 30, 2003, primarily due to an increase in operating income.

Net cash flows used in investing activities were $103.9 million and $39.0 million for the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004, we completed the acquisition of the assets of WSNJ-FM in the Philadelphia market for approximately $35.0 million, completed the acquisition of KROI-FM in the Houston market for approximately $72.5 million, paid $3.5 million pursuant to our agreement to purchase all of the outstanding stock of New Mableton Broadcasting Corporation (“NMBC’) and sold approximately $15.7 million of short-term marketable securities. Capital expenditures were approximately $7.5 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2003, we completed the acquisition of the assets of WEGK-FM (formerly WBLO-FM) in the Louisville market for approximately $2.0 million, completed the acquisition of WRNB-FM (formerly WROU-FM) in the Dayton market for approximately $9.2 million, made our first capital contribution of approximately $18.5 million to TV One, LLC and purchased short term marketable securities for approximately $1.3 million. Capital expenditures were approximately $7.6 million for the nine months ended September 30, 2003.

Net cash flows used in financing activities were $4.2 million for the nine months ended September 30, 2004 compared to net cash flows used in financing activities of $54.9 million for the nine months ended September 30, 2003. We repaid approximately $39.4 million of our term loans and also paid preferred dividends of approximately $15.1 million during each of the nine-month periods ended September 30, 2004 and 2003. During the nine-month period ended September 30, 2004, we made a drawdown of $50.0 million on our bank credit facility.

In July 2004, we entered into a definitive agreement to acquire the assets of radio station WABZ-FM, licensed to Albermarle, North Carolina (Charlotte area). The total acquisition price is approximately $11.5 million. We began operating the station in November 2004 under a local management agreement. We expect to complete this acquisition during the fourth quarter of 2004.

In April 2004, we entered into a definitive agreement to acquire all of the outstanding stock of New Mableton Broadcasting Corporation (“NMBC”), the majority shareholder of which is an entity controlled by our Chief Executive Officer and President. The total acquisition price is approximately $35.0 million. We made a deposit of $3.5 million as of September 30, 2004. NMBC owns WAMJ-FM, a radio station located in the Atlanta, Georgia metropolitan area which we have operated under a local management agreement since August 2001. We completed this acquisition in October 2004, paying the balance by drawing down $25.0 million on our bank credit facility and utilizing approximately $6.5 million in available cash.

We continuously review opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic investments. As of the date of this report, other than our agreement with an affiliate of Comcast Corporation and other investors to fund our affiliate TV One over the next four years (the balance of our commitment was $55.5 million at September 30, 2004), our agreement to acquire the assets of WABZ-FM for approximately $11.5 million, we have no definitive agreements to make acquisitions of additional radio stations or to make strategic investments. We anticipate that these and any future acquisitions and strategic investments will be financed through funds generated from operations, cash on hand, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.

As of September 30, 2004, we obtained two standby letters of credit in the amounts of $275,000 and $270,000 in connection with our annual insurance policy renewals. To date, there has been no activity on these standby letters of credit.

On December 31, 2004, we must make a minimum principal payment of approximately $13.1 million on the term loans. We expect that we will meet this debt commitment through one or more of the following: (1) cash on hand; (2) cash flow from operations; (3) additional permitted borrowings; or (4) other debt or equity financings.

Our ability to meet our debt service obligations and reduce our total debt, and our ability to refinance the 8 7/8 % senior subordinated notes at or prior to their scheduled maturity date in 2011, will depend upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. In addition to principal payments during the fourth quarter of 2004 of approximately $13.1 million, dividends of approximately $5.0 million related to our preferred stock, our obligations to close on the acquisition of the assets of WABZ-FM and to meet capital calls by TV One, our principal liquidity requirements will be for working capital, continued business development, strategic investment opportunities and for general corporate purposes, including capital expenditures.

Starting in July 2003, and continuing for two years, we have the right (but not the requirement) to redeem up to $310.0 million of our designated 6.5% Convertible Preferred Stock (“HIGH TIDES”) for cash. Depending on the underlying price of our Class D common stock at the time of settlement for this redemption (if elected by us), we would need to fund up to 100% of the amount of securities to be redeemed in cash, although lesser amounts would be required if certain holders of the HIGH TIDES elect to receive shares of Class D common stock in lieu of cash. Subject to certain restrictions imposed on our bank credit facility, we could finance the cash redemption of the HIGH TIDES with borrowings under our bank credit facility, available free cash balances and/or a new preferred and/or common stock issuance. By July 2005, if we have not redeemed 100% of our HIGH TIDES for cash and/or stock, we must remarket the HIGH TIDES into a similar security priced at the then prevailing market prices for such a security. As of the date of this report, we have not redeemed our HIGH TIDES.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2004, the FASB issued a proposed Statement, Share-Based Payment, (Statement 123R) that addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. The proposed Statement would eliminate the ability to account for share-based compensation transactions using APB Opinion No. 25, Accounting for Stock Issued to Employees, and generally would require instead that such transactions be accounted for using a fair-value-based method. In October 2004, the FASB concluded that Statement 123R would be effective for interim or annual periods beginning after June 15, 2005. The adoption of the final Statement, when issued, could have a material impact on our financial statements.

In September 2004, the Emerging Issues Task Force issued Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill.” For some of our acquisitions completed prior to our adoption of Statement of Financial Accounting Standard No. 141 (SFAS No. 141), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of”, on July 1, 2001, we allocated a portion of the purchase price to the acquisition’s tangible assets in accordance with a third party appraisal, with substantially all of the remaining purchase price being allocated to FCC license. This allocation method is commonly referred to as the residual method. Since the adoption of SFAS No. 141, we have obtained independent appraisals of the FCC licenses of stations acquired in order to perform our annual impairment tests in accordance with Statement of Financial Accounting Standard No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets”. Topic D-108 prohibits the use of the residual method for all assets acquired in a business combination completed after September 29, 2004. Further, companies that have applied the residual method to the valuation of intangible assets for purposes of impairment testing should perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004. We are currently evaluating the impact, if any, that this pronouncement will have on our financial statements.

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

The bank credit facility consists of Term A Loans (the “Loan”) in an amount up to $350.0 million, and a credit line (the “Revolver”) in an amount up to $250.0 million that may be borrowed on a revolving basis. The interest rate on the bank credit facility is LIBOR plus a spread based on the Company’s leverage ratio, as defined in the credit agreement. The credit facility requires quarterly interest payments. The credit facility also requires minimum quarterly principal payments, which commenced March 31, 2003. The loans mature in June 2007. As of September 30, 2004, we had $258.1 million outstanding on the Loan and $200.0 million remained available (subject to various covenant restrictions) to be drawn down from the Revolver.

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities and non-cancelable capital leases for equipment that expire over the next 20 years.

Contractual Obligations Schedule

The following table represents our contractual obligations as of September 30, 2004:

	Payments Due by Period(1) (in thousands)
Contractual Obligations	October – December 2004	2005	2006	2007	2008	2009 and Beyond	Total
8 7/8% Senior subordinated notes	$—	$—	$—	$—	$—	$300,000	$300,000
Bank credit facility	13,125	70,000	87,500	137,500	—	—	308,125
Capital Lease Obligations	2	7	7	7	6	—	29
Dividends on Preferred Stock	5,035	20,140	20,140	20,140	20,140	20,140	105,735
Other Operating Contracts/Agreements(2)	7,009	17,337	6,977	1,670	194	306	33,493
Operating Lease Obligations	1,257	4,921	4,501	4,325	4,293	11,938	31,235

Total	$26,428	$112,405	$119,125	$163,642	$24,633	$332,384	$778,615

(1)	The above amounts do not include interest, which in some cases is variable in amount.
(2)	Other operating contracts/agreements include employment contracts, severance obligations, on-air talent contracts and other programming agreements.

In addition to the obligations above, as of September 30, 2004, we had swap agreements in place for a total notional amount of $200.0 million. The periods remaining on the swap agreements range in duration from two to 24 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party, however, we do not anticipate non-performance.

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

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

Changes in internal control over financial reporting

During the third quarter of 2004, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a) EXHIBITS

The following exhibits are filed as part of this report, except for Exhibits 32.1 and 32.2, which are furnished, but not filed, with this report.

3.1	Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 000-25969; Film No. 631638)).

3.1.1	Certificate of Amendment (dated as of September 21, 2000) of the Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000 (File No. 000-25969; Film No. 736375)).

3.2	Amended and Restated By-laws of Radio One, Inc., amended as of June 5, 2001 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q filed August 14, 2001 (File No. 000-25969; Film No. 1714323)).

3.3	Certificate Of Designations, Rights and Preferences of the 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) of Radio One, Inc., as filed with the State of Delaware on July 13, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 000-25969; Film No. 698190)).

10.12	Third Amendment to Second Amended and Restated Credit Agreement, dated April 16, 2004, by and among Radio One, Inc., Bank of America, N.A. and the other lender parties thereto (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2004 (File No. 000-25969)).

10.13	Stock Purchase Agreement, dated as of April 27, 2004, by and between, Mableton Investment Group, LLC, as Seller and Radio One, Inc., as Buyer in respect of New Mableton Broadcasting Corporation (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2004 (File No. 000-25969)).

10.14	Fourth Supplemental Indenture to Indenture dated as of May 18, 2001, dated October 19, 2004, by and among Radio One, Inc., New Mableton Broadcasting Corporation, Bank of New York, and the other guaranteeing parties thereto.

31.1	Certification of Chief Executive Officer required by Rule 13a-14 or Rule 15d-14, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer required by Rule 13a-14 or Rule 15d-14, as created by Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

The Company filed an Item 12 Form 8-K dated April 30, 2004 for the purpose of releasing financial results for the first quarter of 2004 and announcing its intention to acquire New Mableton Broadcasting Corporation.

The Company filed an Item 12 Form 8-K dated July 29, 2004 for the purpose of releasing financial results for the second quarter of 2004 and announcing its intention to acquire the assets of WABZ-FM.

The Company filed an Item 8.01 Form 8-K dated September 17, 2004 for the purpose of announcing its acquisition of the assets of radio station KRTS-FM, in Houston, Texas.

The Company filed an Item 8.01 Form 8-K dated October 20, 2004 for the purpose of announcing that it has consummated the acquisition of the stock of New Mableton Broadcasting Corporation.

The Company filed an Item 2.02 Form 8-K dated November 4, 2004 for the purpose of releasing financial results for the third quarter of 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ SCOTT R. ROYSTER
November 8, 2004	Scott R. Royster Executive Vice President and Chief Financial Officer (Principal Financial Officer)