Form 10-K
period 2004-12-31
RADIO ONE INC
filed 2005-03-16
CIK 1041657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at March 10, 2005
Class A Common Stock, $.001 par value	22,120,280
Class B Common Stock, $.001 par value	2,867,463
Class C Common Stock, $.001 par value	3,132,458
Class D Common Stock, $.001 par value	77,611,749

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s Class A and Class D common stock on June 30, 2004, was approximately $1.3 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2005 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, is incorporated by reference into Part III of this report.

RADIO ONE, INC. AND SUBSIDIARIES

Form 10-K

For the Year Ended December 31, 2004

CERTAIN DEFINITIONS

Unless otherwise noted, the terms “Radio One,” “we,” “our” and “us” refer to Radio One, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts, but rather reflect our current expectations concerning future results and events. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions. We cannot guarantee that we will achieve these plans, intentions or expectations. Because these statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ materially from those forecast or anticipated in the forward-looking statements. These risks, uncertainties and factors include, but are not limited to the factors described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk Factors.”

You should not place undue reliance on these forward-looking statements, which reflect our view as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

We are one of the largest radio broadcasting companies in the United States and the leading radio broadcasting company primarily targeting African-Americans. Founded in 1980, we own and/or operate 69 radio stations in 22 markets. Of these stations, 39 (29 FM and 10 AM) are in 14 of the top 20 African-American markets.

We are led by our Chairperson and co-founder, Catherine L. Hughes, and her son, Alfred C. Liggins, III, our Chief Executive Officer and President, who together have more than 50 years of operating experience in the radio broadcasting industry. Ms. Hughes, Mr. Liggins and our strong management team have successfully implemented a strategy of acquiring and turning around underperforming radio stations. Our strategy for our radio broadcasting business is to continue to expand within our existing markets and into new markets that have a significant African-American presence. We will achieve this strategy through acquisitions of new radio stations and organic growth of our existing radio stations. We believe radio broadcasting primarily targeting African-Americans continues to have significant growth potential and that we have a competitive advantage in the African-American market and the radio industry in general, due to our focus on urban formats, our skill in programming and marketing these formats, and our turnaround expertise.

We believe that our experience in the African-American market and our substantial radio listener base provides us with a competitive advantage in other complementary media businesses, such as cable television networks, programming content development and Internet-based services. Together with an affiliate of Comcast Corporation, we launched TV One, LLC (TV One) an African-American targeted cable television network in January 2004. In February 2005, we completed the acquisition of a controlling interest in Reach Media, Inc., which operates the Tom Joyner Morning Show and related businesses. We also currently program one channel on XM Satellite Radio.

Significant 2004 and Recent Events

Reach Media, Inc. Acquisition. In February 2005, we completed the acquisition of 51% of the common stock of Reach Media, Inc. (Reach) for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of our Class D common stock. Reach was founded in 2003 by Tom Joyner, its Chairman, and David Kantor, its Chief Executive Officer, to operate the Tom Joyner Morning Show and related businesses. Mr. Joyner is a leading nationally syndicated radio personality. The Tom Joyner Morning Show is broadcast on over 115 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach also operates the Tom Joyner Sky Show, the Tom Joyner Family Reunion and various other special event-related activities. Additionally, Reach owns BlackAmericaWeb.com, an African-American targeted Internet destination, and airs a television program on TV One.

Sale of Notes. In February 2005, we completed the private placement of $200.0 million of 6 3/8% senior subordinated notes. The notes are due in February 2013 and interest on the notes is payable in cash on February 15 and August 15 of each year, beginning August 15, 2005. The net proceeds from the sale of the notes were approximately $195.5 million.

Redemption of HIGH TIDES. In February 2005, we redeemed all of our outstanding 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) in the aggregate sum of approximately $310.0 million. The redemption was financed with the net proceeds of the sale of our 6 3/8% senior subordinated notes, borrowings under our revolving credit facility, and available excess cash.

WABZ-FM Acquisition. In November 2004, we completed the acquisition of the assets of WABZ-FM, a radio station located in the Charlotte metropolitan area. Upon completing the acquisition, we consolidated the station with our existing Charlotte operations, changed the call sign to WPZS-FM and reformatted the station. The total acquisition price was approximately $11.5 million in cash. We began broadcasting WPZS-FM in November 2004.

New Mableton Broadcasting Corporation Acquisition. In October 2004, we completed the acquisition of the outstanding stock of New Mableton Broadcasting Corporation, which owns WAMJ-FM, a radio station located in the Atlanta metropolitan area. We had operated WAMJ-FM under a local management agreement since August 2001. New Mableton Broadcasting Corporation’s majority shareholder was an entity controlled by our Chief Executive Officer and President. The total acquisition price was approximately $35.0 million in cash.

KRTS-FM Acquisition. In September 2004, we completed the acquisition of the assets of KRTS-FM, our third radio station located in the Houston metropolitan area. Upon completing the acquisition, we consolidated the station with our existing Houston operations, changed the call sign to KROI-FM and reformatted the station to Spanish-language programming. The acquisition price was approximately $72.5 million in cash. We began broadcasting KROI-FM in September 2004.

WSNJ-FM Acquisition. In February 2004, we completed the acquisition of the assets of WSNJ-FM, a radio station located in the Philadelphia metropolitan area. Upon receiving the necessary regulatory approvals, we consolidated the station with our existing Philadelphia operations, changed the call sign to WRNB-FM, and reformatted the station. The acquisition price was approximately $35.0 million in cash. We began broadcasting WRNB-FM from our existing Philadelphia facilities in November 2004.

Our Stations and Markets

We own and/or operate radio stations in many of the largest African-American markets. The table below provides information about our radio stations and the markets in which we operate.

	Radio One				Market Data
	Number of Stations		African- American Audience	Entire Audience			Estimated (Fall 2004 MSA) Population Persons 12+
Market	FM	AM	Audience Share Rank(a)	Four Book Average (Ending Fall 2004) Audience Share(b)	Estimated 2004 Annual Radio Revenue ($ millions)(c)	Ranking by Size of African- American Population Persons 12+(d)	Total (in millions)	African- American%
Washington, DC	2	2	1	12.3	$398.9	3	4.1	26.0%
Atlanta	4	—	1	14.4	411.3	4	3.8	28.1
Philadelphia	3	—	2	5.1	341.7	5	4.3	19.9
Detroit	2	1	2	7.1	285.0	6	3.9	21.6
Los Angeles	1	—	2	3.2	1,111.2	7	10.7	7.7
Miami	—	1	n/a	n/a	292.9	8	3.5	20.2
Houston	3	—	1	11.7	379.2	9	4.3	16.1
Dallas	2	—	2	6.1	427.7	10	4.7	13.6
Baltimore	2	2	1	15.9	149.8	11	2.2	26.4
St. Louis	1	—	2	2.8	145.2	15	2.2	17.9
Cleveland	2	2	1	14.0	129.4	17	1.8	18.7
Charlotte	2	—	2	5.4	111.4	18	1.4	20.8
Richmond	4	1	1	16.0	60.4	19	0.9	30.0
Boston	1	1	1	3.2	360.2	20	3.9	6.4
Raleigh-Durham	4	—	1	21.2	91.7	21	1.1	21.9
Cincinnati	1	1	1	6.4	141.5	29	1.7	11.4
Columbus	3	—	1	12.5	116.2	30	1.4	13.7
Indianapolis	3	1	1	17.2	108.0	31	1.3	14.4
Minneapolis	1	—	1	3.0	188.8	42	2.6	5.8
Augusta	4	1	1	n/a	17.6	45	0.4	33.1
Louisville	6	—	1	20.8	61.7	47	0.9	13.8
Dayton	4	1	1	16.2	52.0	57	0.8	13.4

Total	55	14

(a)	“Audience Share Rank” is the relative size of the African-American listenership on our station clusters in a given market compared to other African-American targeted stations in the market, based on average quarter-hour audience shares for the stations.
(b)	Audience share data are for the 12+ demographic and derived from the Arbitron Survey four book averages ending with the Fall 2004 Arbitron Survey. In the Miami market, we provide no audience share data because we do not subscribe to the Arbitron service for our station in that market. Audience share data for the Augusta market was not available as of the date of this annual report.
(c)	2004 estimated annual radio revenues are from BIA Financial’s Investing in Radio Market Report, 2004 Fourth Edition.
(d)	Population estimates were provided by Arbitron.

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

Higher African-American Income Growth. The economic status of African-Americans improved at an above-average rate over the past two decades. The per capita income of African-Americans increased 55.3% between 1980 and 2003, while that of the overall population increased 41.4%. (Source: U.S. Census Bureau, Historical Income Data). African-American buying power was estimated at $723.0 billion for 2004, up 127.4% from 1990, compared to an increase of 100.0% for the overall population. African-American buying power is expected to increase to $965.0 billion by 2009. In 2004, African-Americans accounted for 8.4% of the nation’s total buying power, up from 7.4% in 1990. (Source: “The Multicultural Economy 2004,” Dr. Jeffrey M. Humphreys). In addition, the African-American consumer tends to have a different consumption profile than non-African-Americans. An annual report published by Target Market News provides a list of products and services for which African-American households spent more than white households. In the most recent such annual report, there were dozens of such products and services listed in categories such as apparel and accessories, appliances, consumer electronics, food, personal care products, telephone service and transportation. (Source: Buying Power of Black America, 2004 – 11th Edition, Target Market News).

Growth in Advertising Targeting the African-American Market. We continue to believe that large corporate advertisers are becoming more focused on reaching minority consumers in the United States. The African-American community is considered an emerging growth market within the mature domestic market. It is estimated that major national advertisers spent over $2.5 billion on advertising that targets African-American consumers in 2004, up from $803.0 million in 1993. (Source: Target Market News). We believe many large corporations are expanding their commitment to ethnic advertising.

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

Growing Popularity of Radio Formats Primarily Targeting African-Americans. We believe that urban programming has been expanded to target a more diverse urban listener base and has become more popular with listeners and advertisers over the past ten years. Nationwide, the number of urban radio stations has increased from 450 in 1994 to 714 in 2004, or 58.6%. (Source: The M Street Corp., Format Trends from 1992 to 2004, Counts as of June 2004). In Spring 2004, the audience share of urban radio stations among listeners age 12 and older was 17.4%, an increase from 11.6% in Spring 1999. (Source: Black Radio Today – 2005 Edition, Arbitron, Inc.).

Concentrated Presence of African-Americans in Urban Markets. Approximately 63.7% of the African-American population resides in the top 25 metropolitan areas. (Source: The U.S. African American Market – 5th Edition, Packaged Facts, January 2004). Relative to radio broadcasters targeting a broader audience, we believe we can cover the various segments of our target market with fewer programming formats and therefore fewer radio stations than the maximum per market allowed by the FCC.

Strong African-American Listenership and Loyalty. In 2004, African-Americans, age 12 and older, spent 22.5 hours per week listening to radio. This compared to 19.8 hours per week for all Americans, age 12 and older. (Source: Black Radio Today – 2005 Edition, Arbitron, Inc. and Radio Today – 2005 Edition, Arbitron, Inc.). We believe that African-American radio listeners exhibit greater loyalty to radio stations that target the African-American community because those radio stations become a valuable source of entertainment and information responsive to the community’s interests and lifestyles.

Acquisition Strategy

Our acquisition strategy is to acquire underperforming radio stations and “stick stations” primarily in the top 60 African-American markets. A stick station is a station generating little or no revenue or cash flow at the time of acquisition that we subsequently reformat or relocate. We seek to make acquisitions in existing markets where expanded coverage is desirable and in new markets where we believe it is advantageous to establish a presence. For strategic reasons, or as a result of an acquisition of multiple stations in a market, we may also acquire and operate stations with formats that primarily target non-African-American segments of the population.

Top 60 African-American Radio Markets in the United States

In the table below, boxes and bold text indicate markets where we own and/or operate radio stations. Population estimates are for 2004 and are based upon data provided by Arbitron.

Rank	Market	African-American Population in the Market Persons 12+	African-Americans as a Percentage of the Overall Population in the Market
		(in thousands)
1	New York, NY	2,711	17.7%
2	Chicago, IL	1,355	17.7
3	Washington, DC	1,072	26.0
4	Atlanta, GA	1,065	28.1
5	Philadelphia, PA	864	19.9
6	Detroit, MI	838	21.6
7	Los Angeles, CA	822	7.7
8	Miami-Ft. Lauderdale-Hollywood, FL	701	20.2
9	Houston-Galveston, TX	694	16.1
10	Dallas-Ft. Worth, TX	634	13.6
11	Baltimore, MD	588	26.4
12	Memphis, TN	445	42.9
13	San Francisco, CA	427	7.3
14	Norfolk-Virginia Beach-Newport News, VA	417	31.9
15	St. Louis, MO	400	17.9
16	New Orleans, LA	391	36.2
17	Cleveland, OH	336	18.7
18	Charlotte-Gastonia-Rock Hill, NC	286	20.8
19	Richmond, VA	266	30.0
20	Boston, MA	247	6.4
21	Raleigh-Durham, NC	244	21.9
22	Birmingham, AL	240	27.9
23	Tampa-St. Petersburg-Clearwater, FL	233	10.5
24	Jacksonville, FL	226	21.8
25	Nassau-Suffolk (Long Island), NY	222	9.3
26	Greensboro-Winston-Salem-High Point, NC	219	19.9
27	Orlando, FL	212	15.6
28	Kansas City, MO	196	12.7
29	Cincinnati, OH	192	11.4
30	Columbus, OH	189	13.7
31	Indianapolis, IN	186	14.4
32	Middlesex-Somerset-Union, NJ	178	12.9
33	Jackson, MS	171	45.0
34	Seattle-Tacoma, WA	170	5.4
35	Nashville, TN	167	15.1
36	Baton Rouge, LA	161	30.8
37	Pittsburgh, PA	161	8.0
38	Riverside-San Bernardino, CA	159	9.6
39	Columbia, SC	159	32.8
40	West Palm Beach-Boca Raton, FL	153	14.3
41	Charleston, SC	151	30.6
42	Minneapolis-St. Paul, MN	150	5.8
43	Greenville-Spartanburg, SC	139	17.1
44	San Diego, CA	138	5.6
45	Augusta, GA	137	33.1
46	Sacramento, CA	131	7.6
47	Louisville, KY	128	13.8
48	Greenville-New Bern-Jacksonville, NC	124	25.4
49	Mobile, AL	123	26.5
50	Shreveport, LA	120	36.5
51	Buffalo-Niagara Falls, NY	118	12.0
52	Fayetteville, NC	117	33.6
53	Las Vegas, NV	116	8.5
54	Lafayette, LA	114	26.4
55	Little Rock, AK	113	22.3
56	Denver-Boulder, CO	113	5.3
57	Dayton, OH	112	13.4
58	Montgomery, AL	111	39.0
59	Oklahoma City, OK	103	10.8
60	Hartford-new Britain-Middletown, CT	102	9.9

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

Market Research, Targeted Programming and Marketing

We use market research to tailor the programming, marketing and promotions of our radio stations to maximize audience share. We also use our research to reinforce our current programming and to identify unserved or underserved markets or segments of the African-American population and to determine whether to acquire a new radio station or reprogram one of our existing radio stations to target those markets or segments.

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

Strong Management and Performance-Based Incentives

We focus on hiring and retaining highly motivated and talented individuals in each functional area of our organization who can effectively help us implement our growth and operating strategies. Our management team is comprised of a diverse group of individuals who bring significant expertise to their functional areas. We seek to hire and promote individuals with significant potential and the ability to operate with high levels of autonomy.

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

Marketing Platform to National Advertisers

Through our acquisitions, we have created a national platform of radio stations in some of the largest African-American markets. This platform reaches over 13 million listeners weekly, more than any other media vehicle primarily targeting African-Americans. Thus, national advertisers find advertising on all our radio stations an efficient and cost-effective way to reach this target audience. Through our corporate sales department, we bundle and sell our platform of radio stations to national advertisers thereby enhancing our revenue generating opportunities, expanding our base of advertisers, creating greater demand for our advertising time inventory and increasing the capacity utilization of our inventory and making our sales effort more efficient.

Advertising Partnerships and Special Events

We believe that in order to create advertising loyalty, we must strive to be the recognized expert in marketing to the African-American consumer in the markets in which we operate. We believe that we have achieved this recognition by focusing on serving the African-American consumer and by creating innovative advertising campaigns and promotional tie-ins with our advertising clients and sponsoring numerous entertainment events each year. In these events, advertisers buy signage, booth space and broadcast promotions to sell a variety of goods and services to African-American consumers. As we expand our presence in our existing markets and into new markets, we may increase the number of events and the number of markets in which we host events based upon our evaluation of the financial viability and economic benefits of such events.

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

Turnaround Expertise

Prior to acquisition by us, many of our stations were, in our opinion, underperforming. By implementing our operating strategy, we have succeeded in increasing the ratings, net broadcast revenue and station operating income of many of the FM stations we have acquired. We have achieved these improvements while, in many instances, competing against larger media companies. Our turnaround strategy has been especially successful with respect to our operations in Atlanta, Cincinnati, Dallas, Detroit and Raleigh.

Our Station Portfolio

The following table sets forth selected information about our portfolio of radio stations. Market population data and revenue rank data are from BIA Financial’s Investing in Radio Market Report, 2004 Fourth Edition. Audience share and audience rank data are based on Arbitron Survey four book averages ending with the Fall 2004 Arbitron Survey unless otherwise noted. As used in this table, “n/a” means not applicable or not available and “t” means tied with one or more radio stations.

	Market Rank					Four Book Average
Market	2004 Metro Population	2004 Radio Revenue	Year Acquired	Format	Target Age Demographic	Audience Share in 12+ Demo- Graphic	Audience Rank in 12+ Demo- Graphic	Audience Share in Target Demo- Graphic	Audience Rank in Target Demo- Graphic
Washington, DC	8	7
WKYS-FM			1995	Urban	18-34	4.9	4	9.7	2
WMMJ-FM			1987	Urban AC	25-54	6.2	2	7.0	1
WYCB-AM			1998	Gospel	25-54	0.7	31(t)	0.5	35(t)
WOL-AM			1980	Urban Talk	25-54	0.7	32(t)	1.0	28(t)

Atlanta	11	6
WPZE-FM			1999	Contemporary Inspirational	25-54	5.2	4	5.6	3
WJZZ-FM			1999	NAC/Jazz	25-54	3.0	12(t)	3.3	11(t)
WHTA-FM			2002	Urban	18-34	4.6	5(t)	9.3	2
WAMJ-FM			2004	Urban AC	25-54	1.5	24	1.9	21(t)

Philadelphia	6	10
WPPZ-FM(1)			1997	Contemporary Inspirational	25-54	n/a	n/a	n/a	n/a
WPHI-FM(2)			2000	Urban	18-34	2.5	18	5.3	8
WRNB-FM(3)			2004	Urban AC	25-54	n/a	n/a	n/a	n/a
Detroit	10	12
WDTJ-FM			1998	Urban	18-34	3.9	11	7.4	3(t)
WDMK-FM			1998	Urban AC	25-54	2.4	19	2.8	17
WCHB-AM			1998	Urban Talk/Gospel	35+	0.9	26(t)	1.3	22(t)

Los Angeles	2	1
KKBT-FM			2000	Urban	18-34	3.2	9	4.3	8

Houston	7	8
KMJQ-FM			2000	Urban AC	25-54	5.5	4	6.6	2
KBXX-FM			2000	Urban	18-34	5.6	2(t)	9.0	2
KROI-FM(4)			2004	Mexican Regional	18-34	n/a	n/a	n/a	n/a
Miami	12	11
WVCG-AM(5)			2000	Ethnic	35-64	n/a	n/a	n/a	n/a

Dallas	5	5
KBFB-FM			2000	Urban	18-34	4.6	3	6.9	2
KSOC-FM			2001	Urban AC	25-54	1.5	26	1.7	24

Baltimore	19	19
WERQ-FM			1993	Urban	18-34	8.9	1	18.8	1
WWIN-FM			1992	Urban AC	25-54	6.0	4	7.1	2
WOLB-AM			1992	Urban Talk	25-54	0.5	23(t)	0.6	23(t)
WWIN-AM			1993	Gospel	35+	0.6	18	0.9	19
St. Louis	20	20
WFUN-FM(6)			1999	Urban AC	25-54	n/a	n/a	n/a	n/a

Cleveland	25	24
WENZ-FM			1999	Urban	18-34	5.8	7	11.8	1
WERE-AM			1999	News/Talk	35+	0.4	23(t)	0.5	23
WZAK-FM			2000	Urban AC	25-54	6.6	4	8.1	3

	Market Rank		Year Acquired	Format	Target Age Demographic	Four Book Average
Market	2004 Metro Population	2004 Radio Revenue				Audience Share in 12+ Demo- Graphic	Audience Rank in 12+ Demo- Graphic	Audience Share in Target Demo- Graphic	Audience Rank in Target Demo- Graphic
WJMO-AM			2000	Gospel	35-64	1.4	18	1.5	15

Charlotte	37	27
WQNC-FM			2000	Urban AC	25-54	5.1	5(t)	6.4	1
WPZS-FM(7)			2004	Contemporary Inspirational	25-54	n/a	n/a	n/a	n/a

Richmond	56	48
WCDX-FM			2001	Urban	18-34	5.6	6	12.1	2
WPZZ-FM(8)			1999	Contemporary Inspirational	25-54	4.2	10	4.9	9
WKJS-FM(9)			2001	Urban AC	25-54	5.3	7	6.4	3
WKJM-FM(10)			2001	Urban AC	25-54	n/a	n/a	n/a	n/a
WROU-AM(11)			2001	Gospel	35-64	0.8	18(t)	0.8	18(t)

Boston	9	9
WBOT-FM			1999	Urban	18-34	1.6	20(t)	3.7	10
WILD-AM			2001	Urban AC	25-54	1.6	20(t)	2.0	18

Raleigh-Durham	46	37
WQOK-FM			2000	Urban	18-34	8.3	1	13.1	1
WFXK-FM			2000	Urban AC	25-54	3.5	10(t)	4.3	9(t)
WFXC-FM			2000	Urban AC	25-54	3.5	10(t)	4.5	9(t)
WNNL-FM			2000	Contemporary Inspirational	25-54	5.8	5	5.9	4

Cincinnati	26	21
WIZF-FM			2001	Urban	18-34	5.4	6	9.5	3
WDBZ-AM(12)			n/a	Urban Talk	35-64	1.1	19	1.3	18

Columbus	35	30
WCKX-FM			2001	Urban	18-34	7.1	3	12.1	2
WXMG-FM			2001	R&B/Oldies	25-54	4.0	9	4.7	9
WJYD-FM			2001	Gospel	25-54	1.5	21	1.7	17

Indianapolis(13)	41	29
WHHH-FM			2000	Rhythmic CHR	18-34	7.2	4	13.4	1
WTLC-FM			2000	Urban AC	25-54	5.3	6	5.8	3
WYJZ-FM			2000	NAC/Jazz	25-54	2.8	12	2.8	13(t)
WTLC-AM			2001	Gospel	25-54	1.9	16	1.7	16(t)

Minneapolis	16	16
KTTB-FM			2001	Rhythmic CHR	18-34	3.0	12	6.0	5

Augusta(14)	109	119
WAEG-FM			2000	Modern Rock	18-34	1.7	18(t)	2.8	12
WTHB-FM			2000	Gospel	25-54	4.4	10	4.6	9
WAKB-FM			2000	Urban AC	25-54	3.7	12	3.8	10
WFXA-FM			2000	Urban	18-34	7.4	2	13.1	1(t)
WTHB-AM			2000	Gospel	25-54	0.8	24	1.0	19

Louisville	55	47
WDJX-FM			2001	CHR	18-34	4.5	5	8.4	3
WEGK-FM			2003	Country	25-54	1.4	19	1.0	21
WGZB-FM			2001	Urban	18-34	6.2	4	11.1	2
WXMA-FM			2001	Hot AC	25-54	2.9	12	3.8	10
WMJM-FM			2001	R&B/Oldies	25-54	4.1	6	4.9	5(t)
WLRS-FM			2001	Alternative	18-34	1.6	16(t)	3.0	12

Dayton	58	54
WGTZ-FM			2001	CHR	18-34	3.3	9	5.7	6
WDHT-FM			2001	Urban	18-34	6.4	5	12.2	1
WING-AM			2001	News/Sports/Talk	25-54	1.2	17(t)	1.5	15
WKSW-FM			2001	Country	25-54	1.3	16	1.2	16
WROU-FM(15)			2003	Urban AC	25-54	4.3	8	5.0	5

(1)	WPPZ-FM was formerly known as WPHI-FM.
(2)	WPHI-FM was formerly known as WPLY-FM.
(3)	WRNB-FM was formerly known as WSNJ-FM.
(4)	KROI-FM was formerly known as KRTS-FM.
(5)	We do not subscribe to the Arbitron service for this market.
(6)	WFUN-FM changed format from Urban to Urban AC in December 2004.
(7)	WPZS-FM was formerly known as WABZ-FM.
(8)	WPZZ-FM was formerly known as WKJS-FM.
(9)	WKJS-FM was formerly known as WJMO-FM.
(10)	WKJM-FM was formerly known as WPZZ-FM.
(11)	A third party operates WROU-AM under a local marketing agreement. WROU-AM was formerly known as WGCV-AM.
(12)	We operate WDBZ-AM pursuant to a local marketing agreement.
(13)	WDNI-LP, the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.
(14)	For the Augusta market, Arbitron issues its radio market survey reports on a semi-annual basis, rather than a quarterly basis as in our other markets.
(15)	WROU-FM was formerly known as WRNB-FM.

Advertising Revenue

Substantially all of our net broadcast revenue is generated from the sale of local and national advertising for broadcast on our radio stations. Local sales are made by the sales staff located in our markets. National sales are made by firms specializing in radio advertising sales on the national level. These firms are paid a commission on the advertising sold. Approximately 70% of our net broadcast revenue for the year ended December 31, 2004 was generated from the sale of local advertising and 27% from sales to national advertisers, including network advertising. The balance of net broadcast revenue is primarily derived from tower rental income, ticket sales and revenue related to Radio One sponsored events and other revenue.

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

A radio station’s listenership is reflected in ratings surveys that estimate the number of listeners tuned to a radio station and the time they spend listening to that radio station. Ratings are used by advertisers to evaluate whether to advertise on our radio stations, and are used by us to chart audience growth, set advertising rates and adjust programming.

Strategic Diversification

We continually explore opportunities in other forms of media that are complementary to our core radio business, which we believe will allow us to leverage our expertise in the African-American market and our significant listener base. We currently have invested in the following media businesses:

•	TV One, which operates a cable television network offering programming targeted primarily towards African-American viewers (see discussion below);

•	Reach Media, Inc., which operates the Tom Joyner Morning Show, a leading, nationally-syndicated radio program, and related businesses (see “Significant 2004 and Recent Events – Reach Media, Inc. Acquisition” above); and

•	iBiquity Digital Corporation (iBiquity), a leading developer of in-band on-channel digital broadcast technology.

In July 2003, we entered into an agreement with an affiliate of Comcast Corporation and other investors to form TV One, LLC, an entity formed to launch a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. We have committed to make a cash investment of approximately $74.0 million in TV One, of which we already have funded $37.0 million. We have provided, and will continue to provide, advertising and management services to TV One through January 2009, for which we received additional equity in TV One.

In December 2004, TV One entered into a distribution agreement with DIRECTV, Inc. and certain affiliates of DIRECTV became investors in TV One. As of December 31, 2004, we owned approximately 36% of TV One on a fully-diluted basis, and Comcast owned a slightly smaller stake.

We are currently seeking to generate additional revenue from our new and existing radio station websites by increasing traffic on those websites and attracting new advertisers. Future opportunities could include investments in, or acquisitions of, companies in diverse media businesses, such as an urban-oriented radio network (potentially through Reach), outdoor advertising in urban environments, music production and distribution, publishing, Internet-based services, and other related businesses.

Competition

The radio broadcasting industry is highly competitive. Radio One’s stations compete for audiences and advertising revenue with other radio stations and with other media such as television, the Internet, satellite radio, newspapers, magazines, direct mail and outdoor advertising, some of which may be controlled by horizontally-integrated companies. Audience ratings and advertising revenue are subject to change and any adverse change in a market could adversely affect our net broadcast revenue in that market. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and advertising revenue. Other radio companies which are larger and have more resources may also enter, or increase their presence in, markets where we operate. Although we believe our stations are well positioned to compete, we cannot assure that our stations will maintain or increase their current ratings or advertising revenue.

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies, which may impact our business. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies are being, or have been, developed, including the following:

•	satellite delivered digital audio radio service, which has resulted in the introduction of several new satellite radio services with sound quality equivalent to that of compact discs;

•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers and other digital audio broadcast formats; and

•	digital audio and video content available for listening and/or viewing on the Internet and/or available to be downloaded to portable devices.

As a response to these and other competing technologies, we have entered into an alliance with XM Satellite Radio, whereby we program one channel on XM Satellite Radio’s satellite delivered digital audio radio service. Additionally, we, along with most other public radio companies, have invested in iBiquity, a developer of digital audio broadcast technology. Very recently, we and most of these public radio companies (as well as many privately-held radio companies) have committed over the course of the next four years to convert most analog broadcast radio stations to in-band, on-channel digital radio broadcasts, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services. However, we cannot assure you that these arrangements will be successful or enable us to adapt effectively to these new media technologies.

Antitrust Regulation

An important part of our growth strategy is the acquisition of additional radio stations. The agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission (FTC) and the Department of Justice, may investigate certain acquisitions. After the passage of the Telecommunications Act of 1996, the Department of Justice gave increased attention to reviewing proposed acquisitions of radio stations. The Department of Justice is likely to focus particular attention when the proposed buyer already owns one or more radio stations in the market of the station it is seeking to buy. The Department of Justice has challenged a number of radio broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. In general, the Department of Justice has more closely scrutinized radio station acquisitions where the involved radio stations account for a significant percentage of local radio advertising revenue.

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

The Communications Act prohibits the assignment of an FCC license, or transfer of control of an FCC licensee, without the prior approval of the FCC. In determining whether to grant requests for consents to assignments or transfers, and in determining whether to grant or renew a radio broadcast license, the FCC considers a number of factors pertaining to the licensee (and any proposed licensee), including restrictions on foreign ownership, compliance with FCC media ownership limits and other FCC rules, the character of the licensee (or proposed licensee) and those persons holding attributable interests in the licensee (or proposed licensee), and compliance with the Anti-Drug Abuse Act of 1988.

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

Congress, the FCC and, in some cases, local jurisdictions, have had under consideration or reconsideration, or may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance such acquisitions. Such matters include or may include:

•	changes to the license authorization and renewal process;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	changes to rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding political and non-political program content, funding, political advertising rates, and sponsorship disclosures;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals regarding the regulation of the broadcast of indecent or violent content;

•	proposals to increase the actions stations must take to demonstrate service to their local communities;

•	technical and frequency allocation matters;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution policies, including the definition of the local market for multiple ownership purposes and the attribution of joint sales agreements for purposes of the FCC’s multiple ownership rules;

•	changes to allow telephone companies to deliver audio and video programming to homes in their service areas; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

In August 2003, Chairman Powell announced the creation of a Localism Task Force to advise the FCC on steps the FCC and Congress can take to strengthen localism in television and radio broadcasting. Additionally, on July 1, 2004, the FCC released a Notice of Inquiry to receive direct input from the public on how broadcasters are serving their communities. The Localism Task Force’s findings and recommendations, as well as actions taken by the FCC based on comments received in response to Notice of Inquiry, could affect future licensing decisions.

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

Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts	Antenna Height (AM) HAAT (FM) in Meters	Operating Frequency	Expiration Date of FCC License
Washington, DC	WOL-AM	1980	C	1.0	90.8	1450 kHz	10/01/2011
	WMMJ-FM	1987	A	2.9	146.0	102.3 MHz	10/01/2011
	WKYS-FM	1995	B	24.5	215.0	93.9 MHz	10/01/2011
	WYCB-AM	1998	C	1.0	81.9	1340 kHz	10/01/2011
Atlanta	WPZE-FM	1999	C3	7.9	175.0	97.5 MHz	04/01/2012
	WJZZ-FM	1999	C3	25.0	100.0	107.5 MHz	04/01/2012
	WHTA-FM	2002	C2	41.0	150.0	107.9 MHz	04/01/2012
	WAMJ-FM	2004	A	3.0	100.0	102.5 MHz	04/01/2012
Philadelphia	WPPZ-FM(1)	1997	A	0.34	305.0	103.9 MHz	08/01/2006
	WPHI-FM(2)	2000	B	35.0	183.0	100.3 MHz	08/01/2006
	WRNB-FM(3)	2004	A	0.55	252.3	107.9 MHz	06/01/2006
Detroit	WDTJ-FM	1998	B	20.0	221.0	105.9 MHz	10/01/2004	*
	WCHB-AM	1998	B	50.0	71.1	1200 kHz	10/01/2004	*
	WDMK-FM	1998	B	50.0	152.0	102.7 MHz	10/01/2004	*
Los Angeles	KKBT-FM(4)	2000	B	5.3	916.0	100.3 MHz	12/01/2005
Houston	KMJQ-FM	2000	C	100.0	524.0	102.1 MHz	08/01/2005
	KBXX-FM	2000	C	100.0	585.0	97.9 MHz	08/01/2005
	KROI-FM(5)	2004	C1	100.0	299.0	92.1 MHz	08/01/2005
Miami	WVCG-AM	2000	B	50.0	90.0	1080 kHz	02/01/2012
Dallas	KBFB-FM	2000	C	100.0	491.0	97.9 MHz	08/01/2005
	KSOC-FM	2001	C	78.0	591.0	94.5 MHz	08/01/2005
Baltimore	WWIN-AM	1992	C	0.5	102.5	1400 kHz	10/01/2011
	WWIN-FM	1992	A	3.0	91.0	95.9 MHz	10/01/2011
	WOLB-AM	1993	D	0.25	103.5	1010 kHz	10/01/2011
	WERQ-FM	1993	B	37.0	174.0	92.3 MHz	10/01/2011
St. Louis	WFUN-FM	1999	C3	24.5	102.0	95.5 MHz	12/01/2004	*
Cleveland	WERE-AM	1999	B	5.0	200.0	1300 kHz	10/01/2012
	WENZ-FM	1999	B	16.0	272.0	107.9 MHz	10/01/2012
	WZAK-FM	2000	B	27.5	189.0	93.1 MHz	10/01/2012
	WJMO-AM	2000	C	1.0	190.9	1490 kHz	10/01/2012
Charlotte	WQNC-FM	2000	A	6.0	100.0	92.7 MHz	12/01/2011
	WPZS-FM(6)	2004	A	6.0	100.0	100.9 MHz	12/01/2011
Richmond	WPZZ-FM(7)	1999	C1	100.0	299.0	104.7 MHz	10/01/2011
	WCDX-FM	2001	B1	4.5	235.0	92.1 MHz	10/01/2011
	WKJM-FM(8)	2001	A	6.0	100.0	99.3 MHz	10/01/2011
	WKJS-FM(9)	2001	A	2.3	162.0	105.7 MHz	10/01/2011
	WROU-AM(10)	2001	C	1.0	181.5	1240 kHz	10/01/2011
Boston	WBOT-FM	1999	A	2.7	150.0	97.7 MHz	04/01/2006
	WILD-AM	2001	D	5.0	101.3	1090 kHz	04/01/2006
Raleigh-Durham	WQOK-FM	2000	C1	100.0	299.0	97.5 MHz	10/01/2011
	WFXK-FM	2000	C1	100.0	299.0	104.3 MHz	12/01/2011
	WFXC-FM	2000	A	2.6	153.0	107.1 MHz	12/01/2011
	WNNL-FM	2000	C3	7.9	176.0	103.9 MHz	12/01/2011
Cincinnati	WIZF-FM	2001	A	1.25	155.0	100.9 MHz	08/01/2012
	WDBZ-AM	(11)	C	1.0	89.6	1230 kHz	10/01/2012
Columbus	WCKX-FM	2001	A	1.9	126.0	107.5 MHz	10/01/2012
	WXMG-FM	2001	A	2.6	154.0	98.9 MHz	10/01/2012

Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts	Antenna Height (AM) HAAT (FM) in Meters	Operating Frequency	Expiration Date of FCC License
	WJYD-FM	2001	A	6.0	100.0	106.3 MHz	10/01/2012
Indianapolis	WHHH-FM	2000	A	3.3	87.0	96.3 MHz	08/01/2012
	WTLC-FM	2000	A	6.0	85.0	106.7 MHz	08/01/2012
	WYJZ-FM	2000	A	3.4	135.3	100.9 MHz	08/01/2012
	WTLC-AM	2001	B	5.0	221.0	1310 kHz	08/01/2012
Minneapolis	KTTB-FM	2001	C1	100.0	176.0	96.3 MHz	04/01/2005	*
Augusta	WAEG-FM	2000	A	3.0	100.0	92.3 MHz	04/01/2012
	WTHB-FM	2000	A	6.0	100.0	100.9 MHz	04/01/2012
	WAKB-FM	2000	C3	0.75	416.0	96.9 MHz	04/01/2012
	WFXA-FM	2000	A	6.0	92.0	103.1 MHz	04/01/2012
	WTHB-AM	2000	D	5.0	154.9	1550 kHz	04/01/2012
Louisville	WDJX-FM	2001	B	24.0	218.0	99.7 MHz	08/01/2012
	WEGK-FM	2003	A	3.0	100.0	104.3 MHz	08/01/2012
	WGZB-FM(12)	2001	A	3.0	100.0	96.5 MHz	08/01/2012
	WXMA-FM	2001	A	4.3	87.0	102.3 MHz	08/01/2012
	WMJM-FM	2001	A	2.0	59.0	101.3 MHz	08/01/2012
	WLRS-FM	2001	A	2.2	136.0	105.1 MHz	08/01/2012
Dayton	WGTZ-FM	2001	B	40.0	168.0	92.9 MHz	10/01/2004	*
	WDHT-FM	2001	B	50.0	150.0	102.9 MHz	10/01/2004	*
	WING-AM	2001	B	5.0	200.0	1410 kHz	10/01/2004	*
	WKSW-FM	2001	A	3.2	124.0	101.7 MHz	10/01/2012
	WROU-FM(13)	2003	A	0.89	182.0	92.1 MHz	10/01/2004	*

(1)	WPPZ-FM operates with facilities equivalent to 3 kW at 100 meters.
(2)	WPHI-FM was formerly known as WPLY-FM.
(3)	WRNB-FM was formerly known as WSNJ-FM and formerly licensed to Bridgeton, NJ. The FCC granted authority to change the community of license to Pennsauken, NJ and we relocated the operations of the stations to serve the greater Philadelphia market.

(4)	We also hold a license for K261AB, a translator for KKBT-FM.
(5)	KROI-FM was formerly known as KRTS-FM.
(6)	WPZS-FM was formerly known as WABZ-FM.
(7)	WPZZ-FM was formerly known as WKJS-FM.
(8)	WKJM-FM was formerly known as WPZZ-FM.
(9)	WKJS-FM was formerly known as WJMO-FM.
(10)	A third party operates WROU-AM under a local marketing agreement. WROU-AM was formerly known as WGCV-AM.
(11)	We operate WDBZ-AM pursuant to a local marketing agreement.
(12)	We also hold a license for WGZB-FM1, a booster for WGZB-FM.
(13)	WROU-FM was formerly known as WRNB-FM.
*	Renewal of the license is currently pending before the FCC.

To obtain the FCC’s prior consent to assign or transfer control of a broadcast license an appropriate application must be filed with the FCC. If the application to assign or transfer the license involves a substantial change in ownership or control of the licensee, for example, the transfer or acquisition of more than 50% of the voting stock, the long form application must be placed on an FCC public notice for a period of 30 days during which petitions to deny the application may be filed by interested parties. Informal objections may be filed any time until the FCC acts upon the application. If the FCC grants an assignment or transfer application, administrative procedures provide for reconsideration of the grant. The Communications Act also permits the appeal of a contested grant to a federal court in certain instances.

Under the Communications Act, a broadcast license may not be granted to or held by any persons who are not U.S. citizens, whom the Communications Act and FCC rules refer to as “aliens,” including any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. Furthermore, the Communications Act prohibits indirect foreign ownership through a parent company of the licensee of more than 25% if the FCC determines the public interest will be served by the refusal or revocation of such license. Thus, for instance, the licenses for our stations could be revoked if more than 25% of our outstanding capital stock is issued to or for the benefit of non-U.S. citizens.

The FCC generally applies its media ownership limits, which are discussed below, to “attributable” interests held by an individual, corporation, partnership or other association or entity, including limited liability companies. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly hold five percent or more of the total outstanding votes of a licensee corporation are generally deemed attributable interests. Certain passive investors that hold stock for investment purposes only become attributable with the ownership of 20% or more of the voting stock of the corporation holding broadcast licenses. An entity with one or more radio stations in a radio market that enters into a local marketing agreement or a time brokerage agreement with another radio station in the same market obtains an attributable interest in the brokered radio station for purposes of the FCC’s local radio station ownership rules, if the brokering station supplies more than 15% of the brokered radio station’s weekly broadcast hours. Similarly, under a new FCC rule, a station licensee’s rights under a contract to sell more than 15% per week of the advertising time on another station in the same market constitutes an attributable ownership interest for purposes of the FCC’s ownership rules. This new rule was adopted as part of a larger 2003 media ownership decision that was challenged in court. The United States Court of Appeals for the Third Circuit remanded to the FCC many of the rules promulgated as part of the FCC’s 2003 media ownership decision and stayed the new rules pending further proceedings by the FCC and review by the court. As a result, the FCC reverted to applying its old rules. The FCC also filed a petition to lift the court’s stay. The Third Circuit agreed to lift portions of the stay, including with respect to the attribution of a contract to sell advertising time. In response, the FCC revised its application forms for transfers of control and assignments of licenses to incorporate these aspects of the new rules, and the FCC is now applying such revisions to all pending and new applications.

Under the FCC’s current policies, debt instruments, non-voting stock, options and warrants for voting stock that have not yet been exercised, minority voting interests in corporations having a single majority shareholder and insulated limited partnership or limited liability company membership interests where the interest holder is not “materially involved” in the media-related activities of the partnership or company generally do not subject their holders to attribution unless such interests implicate the FCC’s equity-debt-plus (or EDP) rule. Under the EDP rule, a major programming supplier or a same-market media entity will have an attributable interest in a station if the supplier or same-market media entity also holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and equity held by insulated limited partners or limited liability company members. Debt includes all liabilities, whether long-term or short-term. A major programming supplier includes any programming supplier that provides more than 15% of the station’s weekly programming hours. A same-market media entity subject to the ownership restrictions applicable to radio stations includes any holder of an attributable interest in a broadcast station or daily newspaper, located in the same market as the station, but only if the holder’s interest is attributable under an FCC attribution rule other than the EDP rule.

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

These media ownership rules are subject to periodic review by the FCC. In its 2003 media ownership decision, the FCC voted to retain the limits it previously had on the number of radio broadcast stations one entity may own, control, or in which it may have an attributable interest, within a local market. The 2003 rules were challenged in court, and the Third Circuit held that the FCC did not adequately justify its radio ownership limits and stayed their implementation. The FCC therefore continues to use the numerical limits. After the Third Circuit partially lifted its stay (but not with respect to the ownership limits) the FCC revised its application forms for transfers of control and assignments of licenses to incorporate these aspects of the new rules, and the FCC is now applying such revisions to all pending and new applications.

The numerical limits on radio stations that one entity may own in a local market, that were in place prior to the 2003 media ownership decision, and retained in that decision but subject to further review based on the Third Circuit’s decision, are as follows:

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

To apply these four local numerical caps or tiers, the FCC has adopted rules for defining local radio market areas and the number of radio stations in such markets. For a number of years, the FCC employed a contour-overlap methodology. As part of the 2003 media ownership decision, the FCC decided to rely on Arbitron Metro Survey Areas (in portions of the country where they exist), rather than the contour-overlap methodology. It also grandfathered existing local radio combinations that conflicted with the new rules based on the revised market definition until the combination is sold. While these changes were initially subject to the Third Circuit’s stay, at the request of the FCC the Third Circuit decided to lift its stay with respect to the use of Arbitron Metro Survey areas and the transferability restrictions. Following the partial lifting of the stay, the FCC revised its forms as described above. It is important to note that the market definition employed by the FCC to determine compliance with its rules is not necessarily the same as that used for purposes of the Hart-Scott-Rodino Act. In addition, for radio stations located outside Arbitron Metro Survey Areas, the FCC instituted a rulemaking to determine how to define local radio markets in such areas. In the interim, the FCC is applying a modified contour-overlap methodology. Under this approach, the FCC uses one overlapping contour methodology for defining a local radio market and counting the number of stations that the applicant controls or proposes to control in that market, and it employs a separate overlapping contour methodology for determining the number of operating commercial radio stations in the market for determining compliance with the local radio ownership caps.

In its 2003 media ownership decision, the FCC also voted to adopt more liberal cross-media limits to replace the former newspaper-broadcast and radio-television cross-ownership rules. It voted to grandfather existing radio or radio/television combinations that otherwise would violate the revised media ownership rules until the combination is sold. These provisions have been remanded by the Third Circuit for further FCC consideration and are currently subject to a judicial stay.

The rules adopted in the FCC’s 2003 ownership decision are still in flux and subject both to further court proceedings and proceedings at the FCC. Certain of the parties to the Third Circuit’s decision have requested review by the United States Supreme Court, which requests remain pending. At the FCC, the rules are currently on remand from the Third Circuit and the FCC has yet to institute further proceedings. There are also petitions for reconsideration of the 2003 ownership decision on file and pending at the FCC. In addition, the FCC’s media ownership rules are subject to periodic review by the FCC. The next periodic review is scheduled to begin in 2006.

All of these attribution and media ownership rules limit the number of radio stations we may acquire or own in any particular market and may limit the prospective buyers of any stations we want to sell.

The form that the FCC’s new rules eventually take, following any further FCC and court action, could affect our business in a number of ways, including, but not limited to, the following:

•	enforcement of a more narrow market definition based upon Arbitron markets could have an adverse effect on our ability to accumulate stations in a given area or to sell a group of stations in a local market to a single entity.

•	restricting the assignment and transfer of control of radio combinations that exceed the new ownership limits as a result of the revised local market definitions could adversely affect our ability to buy or sell a group of stations in a local market from or to a single entity.

•	“attributing” joint sales agreements for multiple ownership purposes could limit our ability to buy or sell time on certain stations.

•	in general terms, if the FCC changes the way it defines markets or determines excess market concentration for purposes of the broadcast multiple ownership rules, we could be limited in our ability to acquire new stations in certain markets, in our ability to operate stations pursuant to certain agreements, and in our ability to improve the coverage contours of our existing stations.

Programming and Operations. The Communications Act requires broadcasters to serve the “public interest” by presenting programming in response to community problems, needs and interests and maintaining certain records demonstrating its responsiveness. The FCC will consider complaints from listeners about a broadcast station’s programming, and such complaints are required to be maintained in a station’s public file for two years. Stations also must pay FCC regulatory and application fees, and follow various FCC rules that regulate, among other things, political advertising, the broadcast of obscene or indecent programming, sponsorship identification, the broadcast of contests and lotteries and technical operation, including limits on human exposure to radio frequency radiation.

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

Employees

As of February 10, 2005, we employed 1,015 full time employees and 747 part-time employees. Our employees are not unionized except for some of our employees who are covered by collective bargaining agreements that we assumed in connection with certain of our station acquisitions. We have not experienced any work stoppages and believe relations with our employees are satisfactory.

Corporate Governance

Code of Ethics. We have adopted a code of ethics that applies to all of our directors, officers (including our principal financial officer and principal accounting officer) and employees and meets the requirements of the rules of the SEC and the Nasdaq Stock Market Rules. Our code of ethics can be found on our website, www.radio-one.com. We will provide a paper copy of the Code of Ethics, free of charge, upon request.

Audit Committee Charter. Our Audit Committee has adopted a charter as required by the Nasdaq Stock Market Rules. This committee charter can be found on our website, www.radio-one.com. We will provide a paper copy of the Audit Committee Charter, free of charge, upon request.

Environmental

As the owner, lessee or operator of various real properties and facilities, we are subject to various federal, state and local environmental laws and regulations. Historically, compliance with these laws and regulations has not had a material adverse effect on our business. There can be no assurance, however, that compliance with existing or new environmental laws and regulations will not require us to make significant expenditures of funds.

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

ITEM 3. LEGAL PROCEEDINGS

In November 2001, Radio One and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned, In re Radio One, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10160. Similar complaints were filed in the same court against hundreds of other public companies (Issuers) that conducted initial public offerings of their common stock in the late 1990s (the IPO Lawsuits). In the complaint filed against Radio One (as amended), the plaintiffs claim that Radio One, certain of its officers and directors, and the underwriters of certain of its public offerings violated Section 11 of the Securities Act of 1933 based on allegations that its registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

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

In July 2003, a Special Litigation Committee of Radio One’s Board of Directors approved in principle a settlement proposal with the plaintiffs that is anticipated to include most of the Issuers. The proposed settlement would provide for the dismissal with prejudice of all claims against the participating Issuers and their officers and the assignment to plaintiffs of certain potential claims that the Issuers may have against their underwriters. The tentative settlement also provides that, in the event that plaintiffs ultimately recover less than a guaranteed sum from the underwriters, plaintiffs would be entitled to payment by each participating Issuer’s insurer of a pro rata share of any shortfall in the plaintiffs guaranteed recovery. In September 2003, in connection with the proposed settlement, Radio One’s named officers and directors extended the tolling agreement so that it would not expire prior to any settlement being finalized. In June 2004, Radio One executed a final settlement agreement with the plaintiffs. On February 15, 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In addition, the settlement is still subject to statutory notice requirements as well as final judicial approval.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Our Class A and Class D Common Stock

Our Class A common stock is traded on the Nasdaq Stock Market under the symbol “ROIA.” The following table presents, for the quarters indicated, the high and low sales prices per share of our Class A common stock as reported on the Nasdaq Stock Market.

	High	Low
2004
First Quarter	$20.00	$17.55
Second Quarter	20.30	15.12
Third Quarter	16.56	14.07
Fourth Quarter	16.38	13.02

	High	Low
2003
First Quarter	$16.98	$12.33
Second Quarter	18.54	13.29
Third Quarter	18.55	14.42
Fourth Quarter	19.77	14.12

Our Class D common stock is traded on the Nasdaq Stock Market under the symbol “ROIAK.” The following table presents, for the quarters indicated, the high and low sales prices per share of our Class D common stock as reported on the Nasdaq Stock Market.

	High	Low
2004
First Quarter	$19.83	$17.55
Second Quarter	20.24	15.01
Third Quarter	16.50	14.08
Fourth Quarter	16.36	13.01

	High	Low
2003
First Quarter	$16.81	$12.13
Second Quarter	18.45	13.11
Third Quarter	18.51	14.16
Fourth Quarter	19.53	13.75

Dividends

Since first selling our common stock publicly in May 1999, we have not declared any cash dividends on our common stock. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our board of directors in light of our earnings, financial position, capital requirements, contractual restrictions contained in our bank credit facility and the indentures governing our senior subordinated notes, and such other factors as the board of directors deems relevant. See “Management’s Discussion and Analysis—Liquidity and Capital Resources” and Note 7 of our Consolidated Financial Statements — Long Term Debt.

Number of Stockholders

Based upon a survey of record holders and a review of our stock transfer records, as of March 10, 2005, there were approximately 161 holders of Radio One’s Class A common stock, three holders of Radio One’s Class B common stock, three holders of Radio One’s Class C common stock, and approximately 106 holders of Radio One’s Class D common stock.

ITEM 6. SELECTED FINANCIAL DATA

The following table contains selected historical consolidated financial data with respect to Radio One. The selected historical consolidated financial data have been derived from the audited consolidated financial statements of Radio One for each of the years in the five-year period ended December 31, 2004. The pro forma results, as if the provisions of SFAS No. 142 had been adopted for all periods presented, are unaudited. The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Radio One included elsewhere in this report.

	Year Ended December 31,(1)
	2000	2001	2002	2003	2004
	(In Thousands, Except Per Share Amounts)
Statements of Operations:
Net broadcast revenue	$155,666	$243,804	$295,851	$303,150	$319,761
Programming and technical expenses	23,971	40,791	49,582	51,496	53,358
Selling, general and administrative expenses	53,309	79,672	94,884	92,157	91,517
Corporate expenses	6,303	10,065	13,765	14,334	16,658
Depreciation and amortization	63,207	129,723	17,640	18,078	16,934

Operating income (loss)	8,876	(16,447)	119,980	127,085	141,294
Interest expense(2)	32,407	63,358	59,143	41,438	39,611
Equity in net loss of affiliated company	—	—	—	2,123	3,905
Gain on sale of assets, net	—	4,224	133	—	—
Other income, net	20,084	991	1,213	2,721	2,541
Income tax benefit (provision)	(804)	24,550	(25,282)	(32,462)	(38,717)

Income (loss) before extraordinary item and cumulative effect of accounting change	(4,251)	(50,040)	36,901	53,783	61,602
Extraordinary loss, net of tax	—	5,207	—	—	—
Cumulative effect of a change in accounting principle, net of tax	—	—	29,847	—	—

Net income (loss)	(4,251)	(55,247)	7,054	53,783	61,602
Preferred stock dividend	(9,236)	(20,140)	(20,140)	(20,140)	(20,140)

Net income (loss) applicable to common stockholders	$(13,487)	$(75,387)	$(13,086)	$33,643	$41,462

Net income (loss) per common share - basic:
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle(3)	(0.16)	(0.78)	0.16	0.32	0.40
Extraordinary item	—	(0.05)	—	—	—
Cumulative effect of a change in accounting principle	—	—	(0.29)	—	—
Net income (loss) applicable to common stockholders per share	(0.16)	(0.83)	(0.13)	0.32	0.40
Net income (loss) per common share - diluted:
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle(3)	(0.16)	(0.78)	0.16	0.32	0.39
Extraordinary item	—	(0.05)	—	—	—
Cumulative effect of a change in accounting principle	—	—	(0.29)	—	—
Net income (loss) applicable to common stockholders per share	(0.16)	(0.83)	(0.13)	0.32	0.39
Pro Forma Amounts:(4)
Net income	$37,539	$21,302	$36,901	$53,783	$61,602
Net income applicable to common stockholders	28,303	1,162	16,761	33,643	41,462
Net income per share applicable to common stockholders – basic	0.33	0.01	0.16	0.32	0.40
Net income per share applicable to common stockholders – diluted	0.33	0.01	0.16	0.32	0.39
Statement of Cash Flows:
Cash flows from (used in) —
Operating activities	$55,686	$59,783	$70,821	$109,720	$123,719
Investing activities	(1,220,023)	(146,928)	(105,277)	(44,357)	(155,498)
Financing activities	1,178,995	98,381	47,756	(72,768)	4,160
Other Data:
Cash interest expense(5)	$28,581	$61,371	$57,089	$39,743	$37,909
Capital expenditures	3,665	9,283	10,971	11,382	12,979
Balance Sheet Data (at period end):
Cash and cash equivalents	$20,879	$32,115	$45,415	$38,010	$10,391
Short term investments	—	—	40,700	40,700	10,000
Intangible assets, net	1,637,180	1,776,201	1,776,626	1,782,258	1,931,045
Total assets	1,765,218	1,923,915	1,984,360	2,017,871	2,111,141
Total debt (including current portion)	646,956	780,022	650,001	597,535	620,028
Total liabilities	708,149	870,968	740,337	739,452	782,696
Total stockholders’ equity	1,057,069	1,052,947	1,244,023	1,278,419	1,328,445

(1)	Year-to-year comparisons are significantly affected by Radio One’s acquisition of various radio stations during the periods covered.
(2)	Interest expense includes non-cash interest, such as the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs.
(3)	Income (loss) before extraordinary item and cumulative effect of a change in accounting principle is the reported amount, less dividends paid on Radio One’s preferred securities.

(4)	The pro forma amounts summarize the effect of SFAS No. 142 as of the beginning of the periods presented. For 2000-2001, the net loss is adjusted to eliminate the amortization expense recognized in those periods related to goodwill and FCC licenses, as these indefinite-lived assets are no longer amortized under SFAS No. 142. The adjusted amounts do not include any adjustments for potential impairment of Radio One’s indefinite-lived assets that could have resulted if Radio One had adopted SFAS No. 142 as of the beginning of the years presented and performed the required impairment test under this standard.
(5)	Cash interest expense is calculated as interest expense less non-cash interest, including the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs, for the indicated period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Executive Summary

Our net broadcast revenue growth continued to outperform our industry in 2004. Radio One grew its net broadcast revenue approximately 5% for the year versus industry growth in our markets of under 2%. Our success was fairly widespread, with 13 of our 22 markets outperforming the industry. During the year, we acquired stick stations in Houston, Philadelphia and Charlotte that were either significantly underutilized or which we relocated closer to urban areas of the market. These acquisitions should provide us with an opportunity to sustain a growth rate above that of the radio industry.

In general, 2004 was another year of relatively slow growth for the radio industry, continuing a trend that has affected the industry since the attacks of 9/11 and the events that followed (most notably, the recent recession and Iraq war). Among other challenges, the radio industry faces increased competition from a number of technologies affecting the daily lives of consumers; including the continued growth in Internet usage, the increase in the number of subscribers to satellite radio and the overwhelming popularity of iPods and other digital audio recording and listening devices. Terrestrial radio now faces more competition for the time and attention of consumers than at any other point in history. To address these challenges, the industry is working cooperatively on a number of initiatives to enhance the value of radio, including reducing the number of commercial minutes played each hour in an effort to enhance the quality of programming for listeners and implementing new technology that will allow terrestrial radio to broadcast compact-disc-like quality to listeners.

In addition to strengthening our core radio broadcast business through strategic acquisitions and effective cost management, we have been opportunistically investing in and developing complementary businesses. We believe that such investments will enhance our ability to reach the African-American consumer through targeted content and alternate distribution channels. For example, in January 2004, we and Comcast Corporation launched TV One and, in late 2004, we announced the acquisition of a controlling interest in Reach Media, the programming vehicle for Tom Joyner, the leading African-American radio personality. Although it is still too early to determine the impact that these investments and efforts will have on our results, we believe that they represent important milestones toward the achievement of our goal of becoming the most attractive and efficient medium for advertisers to reach African-American consumers.

We are cautiously optimistic about our outlook for 2005. We will be prudent in our analysis of new radio station acquisition opportunities and will take appropriate steps to manage our balance sheet to provide us with the lowest cost of capital and highest level of financial flexibility that we deem prudent.

Introduction

Revenue

We derive revenue from sales of advertisements and program sponsorships on our stations to local and national advertisers and, to a much lesser extent, tower rental income, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and, beginning in 2003, management fees from TV One (net broadcast revenue). Advertising revenue is affected primarily by the advertising rates our radio stations are able to charge as well as the overall demand for radio advertising time in a market. These rates are largely based upon a radio station’s audience share in the demographic groups targeted by advertisers, the number of radio stations in the related market, and the supply of and demand for radio advertising time. Advertising rates are generally highest during morning and afternoon commuting hours.

Our advertising revenue is primarily driven by local advertising. In 2004, approximately 70% of our advertising revenue was generated from local advertising and 27% was generated from national advertising, including network advertising. The balance of 2004 revenue was generated primarily from tower rental income, ticket sales and revenue related to our sponsored events and other revenues.

In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue from our spot inventory, we minimize the use of trade and barter agreements.

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

We generally incur advertising and promotional expenses to increase our audiences. However, because Arbitron reports ratings quarterly, any changed ratings and therefore the effects on advertising revenues tend to lag behind the incurrence of advertising and promotional expenditures.

Measurement of Performance

We monitor the growth and operational results of our business using net income and the following key metrics:

(a) Net Broadcast Revenue: The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net broadcast revenue. Net broadcast revenue consists of gross broadcast revenue net of local and national agency commissions, consistent with industry practice. Net broadcast revenue is recognized in the period in which advertisements are broadcast. Net broadcast revenue includes advertising aired in exchange for goods and services (barter), which is recorded at fair value. Other sources of net broadcast revenue include tower rental income, independent promotion agreements, tickets, other revenue related to special events sponsored by us and management fees from TV One.

(b) Station Operating Income: Net income or loss before interest income, interest expense, income taxes, change in accounting principle, depreciation and amortization, equity in net loss of affiliated company, other expense, corporate expenses and non-cash compensation expenses is commonly referred to in our business as “station operating income”. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets because station operating income provides helpful information about our results of operations apart from expenses associated with our physical plant, income tax provision or benefit, investments, debt financings, overhead and non-cash compensation. Station operating income is frequently used as one of the bases for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

(d) EBITDA: Net income or loss before interest income, interest expense, income taxes, and depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business because EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financings, and our interest income and income tax provision or benefit. Accordingly, we believe that EBITDA provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	Year Ended December 31,
	2004	2003	2002
	(in thousands, except margin data)
Net broadcast revenue	$319,761	$303,150	$295,851
Station operating income(1)	$175,690	$159,497	$151,385
Station operating income margin	55%	53%	51%
EBITDA(2)	$154,340	$143,173	$106,534
Net income	$61,602	$53,783	$7,054

(1)	The reconciliation of net income to station operating income is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Net income as reported	$61,602	$53,783	$7,054
Add back non-station operating income items included in net income:
Interest income	(2,524)	(2,588)	(2,585)
Interest expense	39,611	41,438	59,143
Provision for income taxes	38,717	32,462	25,282
Change in accounting principle	—	—	29,847
Corporate expenses, excluding non-cash compensation	15,049	12,589	12,351
Non-cash compensation	2,413	1,745	1,414
Equity in net loss of affiliated company	3,905	2,123	—
Other (income) expense	(17)	(133)	1,239
Depreciation and amortization	16,934	18,078	17,640

Station operating income	$175,690	159,497	151,385

(2)	The reconciliation of net income to EBITDA is as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Net income as reported	$61,602	$53,783	$7,054
Add back non-EBITDA items included in net income:
Interest income	(2,524)	(2,588)	(2,585)
Interest expense	39,611	41,438	59,143
Provision for income taxes	38,717	32,462	25,282
Depreciation and amortization	16,934	18,078	17,640

EBITDA	$154,340	143,173	106,534

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

	Year Ended December 31,
	2004	2003	Increase/(Decrease)
	(in thousands)		$	%
Statements of Operations:
Net broadcast revenue	$319,761	$303,150	$16,611	5.5%
Operating expenses:
Programming and technical, excluding non-cash compensation	52,554	51,496	1,058	2.1
Selling, general and administrative	91,517	92,157	(640)	(0.7)
Corporate expenses, excluding non-cash compensation	15,049	12,589	2,460	19.5
Non-cash compensation	2,413	1,745	668	38.3
Depreciation and amortization	16,934	18,078	(1,144)	(6.3)

Total operating expenses	178,467	176,065	2,402	1.4

Operating income	141,294	127,085	14,209	11.2
Interest income	2,524	2,588	(64)	(2.5)
Interest expense	39,611	41,438	(1,827)	(4.4)
Other income, net	17	133	(116)	(87.2)
Equity in net loss of affiliated company	3,905	2,123	1,782	83.9

Income before provision for income taxes	100,319	86,245	14,074	16.3
Income tax provision	38,717	32,462	6,255	19.3

Net income	61,602	$53,783	$7,819	14.5
Preferred stock dividend	20,140	20,140	—	—

Net income applicable to common stockholders	$41,462	$33,643	$7,819	23.2%

Net Broadcast Revenue.

Year Ended December 31,
2004	2003	Increase/(Decrease)
(in thousands)		$	%
$319,761	$303,150	16,611	5.5%

In 2004, we recognized $319.8 million in net broadcast revenue compared to $303.2 million during 2003. These amounts are net of agency commissions, which were $44.0 million during 2004, compared to $41.5 million during 2003. The increase in net broadcast revenue was due primarily to increased demand for advertising on our stations that resulted from our increased listenership and ratings. The revenue growth in several of our markets, including Atlanta, Baltimore, Cleveland, Washington, DC, Dallas, Dayton and Raleigh was partially offset by revenue declines in some of our other markets, including Los Angeles, Louisville, Philadelphia and Richmond, due to soft ratings for some of our stations and general market conditions.

Operating Expenses.

Programming and technical.
	Year Ended December 31,
	2004	2003	Increase/(Decrease)
	(in thousands)		$	%
	$52,554	$51,496	1,058	2.1

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of our programming on our radio stations. Programming and technical expenses also include expenses associated with our research activities and music royalties. The increase in programming and technical expenses in 2004 resulted primarily from an increase in programming expenses relating to our on-air talent partially offset by a non-recurring reduction of approximately $1.0 million in music royalties expense associated with the radio industry’s settlement with American Society of Composers, Authors and Publishers during 2004.

Selling, general and administrative.
	Year Ended December 31,
	2004	2003	Increase/(Decrease)
	(in thousands)		$	%
	$91,517	$92,157	(640)	(0.7)

Selling, general and administrative expenses include expenses associated with our offices and facilities (outside of our corporate headquarters) and related headcount, marketing expenses and back office expenses. Selling, general and administrative expenses also include expenses related to the advertising traffic (scheduling and insertion) functions. The decrease in selling, general and administrative expenses between periods resulted primarily from a one-time reimbursement of approximately $3.4 million from a vendor pursuant to certain requirements of a performance-based agreement. Excluding the effect of this reimbursement, selling general and administrative expenses increased by $2.8 million during 2004. This increase resulted primarily from increased compensation during 2004.

Corporate expenses.
	Year Ended December 31,
	2004	2003	Increase/(Decrease)
	(in thousands)		$	%
	$15,049	$12,589	2,460	19.5

Corporate expenses consist of expenses associated with maintaining our corporate headquarters and facilities, including headcount. The increase in corporate expenses resulted primarily from increased compensation, additional professional fees and other expenses incurred to ensure compliance with new regulatory requirements.

Non-cash compensation.
	Year Ended December 31,
	2004	2003	Increase/(Decrease)
	(in thousands)		$	%
	$2,413	$1,745	668	38.3

The increase in non-cash compensation expense during 2004 resulted primarily from expenses associated with the grant of restricted stock to on-air talent in 2004.

Depreciation and amortization.
	Year Ended December 31,
	2004	2003	Increase/(Decrease)
	(in thousands)		$	%
	$16,934	$18,078	(1,144)	(6.3)

The decrease in depreciation and amortization expense in 2004 was due primarily to the completion of amortization relating to some of our trade names partially offset by depreciation for our additional capital expenditures during 2004.

Interest Expense.
	Year Ended December 31,
	2004	2003	Increase/(Decrease)
	(in thousands)		$	%
	$39,611	$41,438	(1,827)	(4.4)

The decrease in interest expense resulted from lower average debt levels arising from regular paydown of our outstanding debt balance since 2003. Drawdowns totaling $75.0 million on our bank credit facility during 2004 did not significantly affect our interest expense for the year, as these drawdowns occurred late in the year.

Equity in Net Loss of Affiliated Company.
	Year Ended December 31,
	2004	2003	Increase/(Decrease)
	(in thousands)		$	%
	$3,905	$2,123	1,782	83.9

In July 2003, we entered into a joint venture agreement with an affiliate of Comcast Corporation and certain other investors to form TV One for the purpose of distributing a new cable television programming service. See “Liquidity and Capital Resources” section below for further discussion. During 2004, we modified our methodology for estimating our equity in the net loss of TV One. As a result of this modification, we recognized a net loss of $3.9 million in 2004 compared to a net loss of $2.1 million in 2003 for our share of the net loss of TV One.

Net Income.
	Year Ended December 31,
	2004	2003	Increase/(Decrease)
	(in thousands)		$	%
	$61,602	$53,783	7,819	14.5

Net income increased to $61.6 million for the year ended December 31, 2004 from $53.8 million for the year ended December 31, 2003, an increase of $7.8 million. This resulted primarily from an increase of $14.2 million in operating income and a decrease of $1.8 million in interest expense during 2004, offset by an increase of $6.3 million in the provision for income taxes during 2004 and an increase of $1.8 million additional equity in net loss of TV One.

Net Income Applicable to Common Stockholders.
	Year Ended December 31,
	2004	2003	Increase/(Decrease)
	(in thousands)		$	%
	$41,462	$33,643	$7,819	23.2%

Net income applicable to common stockholders is net income less dividends on our HIGH TIDES. The increase in net income applicable to common stockholders was directly attributable to the increase in the net income during 2004. Dividends on our HIGH

TIDES remained unchanged at $20.1 million for 2004 and 2003. In February 2005, we redeemed all outstanding HIGH TIDES using proceeds from our sale of $200.0 million 6 3/8% senior subordinated notes, borrowings of $110.0 million under our revolving bank credit facility, and available excess cash.

Other Data

Station operating income.

Station operating income increased to $175.7 million for the year ended December 31, 2004 compared with $159.5 million for the year ended December 31, 2003, an increase of $16.2 million or 10%. This increase was primarily attributable to an increase in net broadcast revenue, partially offset by higher operating expenses as described above. A reconciliation of operating income to station operating income is provided on page 28.

Station operating income margin.

Station operating income margin increased to 55% for the year ended December 31, 2004 from 53% for the year ended December 31, 2003. This increase was primarily attributable to an increase in station operating income relative to the increase in net broadcast revenue described above. Contributing to the increase in station operating income during 2004 is the reduction in expenses resulting from a one-time reimbursement of approximately $3.4 million from a vendor pursuant to certain requirements of a performance-based agreement.

EBITDA.

EBITDA was $154.3 million for the year ended December 31, 2004 compared with $143.2 million for the year ended December 31, 2003, an increase of $11.1 million or 8%. This increase was primarily attributable to an increase in net broadcast revenue, partially offset by higher operating expenses as described above. A reconciliation of net income to EBITDA is provided on page 28.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

	Year Ended December 31,
	2003	2002	Increase/(Decrease)
	(in thousands)		$	%
Statements of Operations:
Net broadcast revenue	$303,150	$295,851	$7,299	2.5%
Operating expenses:
Programming and technical, excluding non-cash compensation	51,496	49,582	1,914	3.9
Selling, general and administrative	92,157	94,884	(2,727)	(2.9)
Corporate expenses, excluding non-cash compensation	12,589	12,351	238	1.9
Non-cash compensation	1,745	1,414	331	23.4
Depreciation and amortization	18,078	17,640	438	2.5

Total operating expenses	176,065	175,871	194	0.1

Operating income	127,085	119,980	7,105	5.9
Interest income	2,588	2,585	3	—
Interest expense	41,438	59,143	(17,705)	(29.9)
Gain on sale of assets, net	—	133	(133)	(100.0)
Other income (loss), net	133	(1,372)	1,505	109.7
Equity in net loss of affiliated company	2,123	—	2,123	—

Income before provision for income taxes and cumulative effect of accounting change	86,245	62,183	24,062	38.7
Income tax provision	32,462	25,282	7,180	28.4

Income before cumulative effect of accounting change	53,783	36,901	16,882	45.7
Cumulative effect of accounting change, net of tax	—	(29,847)	29,847	100.0

Net income	$53,783	$7,054	$46,729	662.4
Preferred stock dividend	20,140	20,140	—	—

Net income (loss) applicable to common stockholders	$33,643	$(13,086)	$46,729	n/a

Net Broadcast Revenue.

Year Ended December 31,
2003	2002	Increase/(Decrease)
(in thousands)		$	%
$303,150	$295,851	7,299	2.5%

In 2003, we recognized $303.2 million in net broadcast revenue compared to $295.9 million during 2002. These amounts are net of agency commissions, which were $41.5 million during 2003, compared to $39.9 million during 2002. The increase in net advertising revenue was due primarily to increased demand for advertising on our stations that resulted from our increased listenership, audience reach and ratings. The revenue growth in several of our markets, including Washington, DC, Cincinnati, Dallas, Indianapolis and Raleigh was partially offset by revenue declines in some of our other markets, including Charlotte, Louisville, Philadelphia and Richmond.

Operating Expenses.

Programming and technical.
	Year Ended December 31,
	2003	2002	Increase/(Decrease)
	(in thousands)		$	%
	$51,496	$49,582	1,914	3.9

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of our programming on our radio stations. Programming and technical expenses also include expenses associated with our research activities and music royalties. The increase in programming and technical expenses in 2003 resulted primarily from an increase in programming expenses relating to our on-air talent partially offset by a non-recurring reduction in music royalties associated with the radio industry’s settlement with Broadcast Music, Inc. during 2003.

Selling, general and administrative.
	Year Ended December 31,
	2003	2002	Increase/(Decrease)
	(in thousands)		$	%
	$92,157	$94,884	(2,727)	(2.9)

Selling, general and administrative expenses include expenses associated with our offices and facilities (outside of our corporate headquarters) and related headcount, marketing expenses and back office expenses. Selling, general and administrative expenses also include expenses related to the advertising traffic (scheduling and insertion) functions. The decrease in selling, general and administrative expenses resulted from strong cost controls, especially in marketing expenses.

Corporate expenses.
	Year Ended December 31,
	2003	2002	Increase/(Decrease)
	(in thousands)		$	%
	$12,589	$12,351	238	1.9

Corporate expenses consist of expenses associated with maintaining our corporate headquarters and facilities, including headcount. The increase in corporate expenses resulted primarily from additional professional fees and other expenses incurred to ensure compliance with new regulatory requirements.

Non-cash compensation.
	Year Ended December 31,
	2003	2002	Increase/(Decrease)
	(in thousands)		$	%
	1,745	1,414	331	23.4

The increase in non-cash compensation expense during 2003 resulted primarily from adjustments made during 2003 to the methodology of recognizing non-cash compensation expense.

Depreciation and amortization.
	Year Ended December 31,
	2003	2002	Increase/(Decrease)
	(in thousands)		$	%
	$18,078	$17,640	438	2.5

This increase in depreciation and amortization was due primarily to our additional capital expenditures during 2003, which were partially offset by assets that became fully depreciated during the year.

Interest Expense.
	Year Ended December 31,
	2003	2002	Increase/(Decrease)
	(in thousands)		$	%
	$41,438	$59,143	(17,705)	(29.9)

The decrease in interest expense during 2003 resulted from lower average debt levels arising from regular paydown of our outstanding debt balance and lower interest rates applicable to our outstanding debt as a result of declining leverage throughout most of 2003. We reduced our outstanding debt balance by $52.5 million and $130.0 million during 2003 and 2002, respectively.

Other Income (loss), net.
	Year Ended December 31,
	2003	2002	Increase/(Decrease)
	(in thousands)		$	%
	$133	$(1,372)	1,505	109.7

Other loss in 2002 resulted from the loss recognized for the write-down of certain investments.

Equity in Net Loss of Affiliated Company.
	Year Ended December 31,
	2003	2002	Increase/(Decrease)
	(in thousands)		$	%
	$2,123	$—	2,123	—

During 2003, we recorded losses of $2.1 million for our share of the net losses of our affiliated company, TV One. In July 2003, we entered into an agreement with certain other investors to form TV One for the purpose of distributing a new television programming service. See “Liquidity and Capital Resources” section below for further discussion.

Cumulative Effect of Accounting Change.
	Year Ended December 31,
	2003	2002	Increase/(Decrease)
	(in thousands)		$	%
	$—	$(29,847)	29,847	100.0

We recorded a non-cash charge of $29.8 million during the year ended December 31, 2002, net of income tax benefit of $15.0 million, related to an impairment charge associated with the adoption of SFAS No. 142. See “Impact of Recent Accounting Pronouncements” below for further discussion. No impairment charge was recognized during 2003.

Net Income.
	Year Ended December 31,
	2003	2002	Increase/(Decrease)
	(in thousands)		$	%
	$53,783	$7,054	46,729	662.4

Net income increased to $53.8 million for the year ended December 31, 2003 compared with $7.1 million for the year ended December 31, 2002, an increase of $46.7 million. This resulted primarily from an increase of $7.1 million in operating income and a decrease of $17.7 million in interest expense during 2003 coupled with the effect of the adoption of SFAS No. 142 during 2002 which resulted in a charge of $29.8 million, net of taxes in 2002, offset by an increase of $7.2 million in the provision for income taxes during 2003.

Net Income (loss) Applicable to Common Stockholders.
Year Ended December 31,
2003	2002	Increase/(Decrease)
(in thousands)		$	%
$33,643	$(13,086)	46,729	n/a

Net income (loss) applicable to common stockholders is net income less dividends on our HIGH TIDES. The increase in net income applicable to common stockholders was directly attributable to the increase in the net income during 2003. Dividends on our HIGH TIDES remained unchanged at $20.1 million for 2003 and 2002.

Other Data

Station operating income.

Station operating income increased to $159.5 million for the year ended December 31, 2003 compared with $151.4 million for the year ended December 31, 2002, an increase of $8.1 million or 5%. This increase was primarily attributable to an increase in net broadcast revenue, partially offset by higher operating expenses as described above. The reconciliation of operating income to station operating income is provided on page 28.

Station operating income margin.

Our station operating income margin increased to 53% for the year ended December 31, 2003 from 51% for the year ended December 31, 2002. This increase was primarily attributable to an increase in station operating income relative to the increase in net broadcast revenue described above. Our station operating income was $159.5 million and $151.4 million for the years ended December 31, 2003 and 2002, respectively while our net broadcast revenue was $303.2 million and $295.9 million for the years ended December 31, 2003 and 2002, respectively.

EBITDA.

EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA was $143.2 million for the year ended December 31, 2003 compared with $136.4 million for the year ended December 31, 2002, an increase of $6.8 million or 5%. This increase was primarily attributable to an increase in net broadcast revenue, partially offset by higher operating expenses as described above. A reconciliation of net income to EBITDA is provided on page 28.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and, to the extent necessary, commitments available under our amended and restated bank credit facility and other debt or equity financings. We have used, and will continue to use, a significant portion of our capital resources to consummate acquisitions. These acquisitions were or may be funded with:

•	our bank credit facility; and/or

•	the proceeds of future common and/or preferred stock, and/or debt offerings; and/or

•	internally generated cash flow.

We entered into an amended and restated bank credit facility as of July 17, 2000. Under the credit facility, we have borrowed $350.0 million in term loans and may borrow up to $250.0 million on a revolving basis, subject to applicable covenant restrictions. Historically, we have drawn down funds from the credit facility as capital was required, primarily for acquisitions. As of December 31, 2004, we have repaid $105.0 million of the term loans, leaving an outstanding balance of $245.0 million. As of December 31, 2004 we had drawn down $50.0 million to complete the acquisition of KROI-FM (formerly KRTS-FM), and $25.0 million to complete the acquisition of the outstanding stock of New Mableton Broadcasting Corporation, resulting in our being able to borrow up to an additional $175.0 million on a revolving basis, subject to the applicable covenant restrictions. In February 2005, in connection with the redemption of our HIGH TIDES, we drew down an additional $110.0 million under the revolver. Both the term loan and the revolving commitment under our credit facility bear interest, at our option, at a rate equal to either LIBOR plus a spread that ranges from 0.625% to 2.00% or the prime rate plus a spread of up to 1.00%, depending on our leverage ratio. Under the bank credit facility, we are required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. We currently have swap agreements in place for a total notional amount of $150.0 million. As of December 31, 2004, the periods remaining on the swap agreements range in duration from 11 to 21 months.

Our credit exposure under these swap agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance. All of the swap agreements are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The valuation of each of these swap agreements is affected by the change in the three-month LIBOR rates and the remaining term of the agreement. Any increase in the three-month LIBOR rate results in a more favorable valuation, while a decrease in the three-month LIBOR rate results in a less favorable valuation. The following table summarizes the interest rates in effect with respect to certain of our debt as of December 31, 2004:

Type of debt	Amount outstanding (millions)	Applicable interest rate
Senior bank term debt (subject to a 46 month fixed swap)(1)(2)	$100.0	4.02%
Senior bank term debt (subject to a 36 month fixed swap)(1)(2)	50.0	3.64
Senior bank term debt (subject to variable interest rate)(3)	170.0	3.05
8 7/8% senior subordinated notes (fixed rate)	300.0	8.88

(1)	A total of $150.0 million is outstanding subject to fixed rate swap agreements that became effective on December 2, 2002.
(2)	Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our credit agreement. That spread is currently set at 0.63% and is incorporated into the applicable interest rates outlined above.
(3)	Subject to rolling 90-day LIBOR plus a spread currently at 0.63% and incorporated into the applicable interest rate outlined above.

Our credit facility and the indenture for our senior secured notes require that we comply with certain financial covenants limiting our ability to incur additional debt. Such terms also place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things. Our credit facility also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit our ability to borrow under the credit facility or to otherwise raise funds in the debt market. In January 2005, we entered into an amendment with our lenders under our bank facility that modified the financial condition covenants to terms that enabled us to complete a private placement of $200.0 million of 6 3/8% senior subordinated notes due February 2013 and also fully redeem our HIGH TIDES. We believe that we are in compliance in all material respects with all the covenants of our credit facility and the indentures for our senior subordinated debt.

The following table provides a comparison of our statements of cash flows for the years ended December 31, 2004 and 2003:

	2004	2003
	(in thousands)
Net cash flows from operating activities	$123,719	$109,720
Net cash flows used in investing activities	(155,498)	(44,357)
Net cash flows from (used in) financing activities	4,160	(72,768)

Net cash flows from operating activities were approximately $123.7 million and $109.7 million for the years ended December 31, 2004 and 2003, respectively. For the year ended December 31, 2004, net cash from operating activities increased $14.0 million compared to the year ended December 31, 2003, primarily due to an increase in operating income.

Net cash flows used in investing activities were $155.5 million and $44.4 million for the years ended December 31, 2004 and 2003, respectively. During the year ended December 31, 2004, we completed the acquisition of WRNB-FM (formerly WSNJ-FM) in the Philadelphia market for approximately $35.0 million, completed the acquisition of KROI-FM (formerly KRTS-FM) in the Houston market for approximately $72.5 million and completed the acquisition of the outstanding stock of New Mableton Broadcasting Corporation, which owns WAMJ-FM, a radio station in the Atlanta market. The total acquisition price was $35.0 million. We also completed the acquisition of WPZS-FM (formerly WABZ-FM) in the Charlotte market for approximately $11.5 million. Additionally, we made a cash capital contribution of approximately $18.5 million to TV One. Capital expenditures were approximately $13.0 million for the year ended December 31, 2004. During the year ended December 31, 2003, we completed the acquisition of WEGK-FM (formerly WBLO-FM) in the Louisville market for approximately $2.0 million and paid approximately $1.3 million to lease tower space in the Dallas market for the next 60 years. We also completed the acquisition of WROU-FM in the Dayton market for approximately $9.2 million. We made our initial cash capital contribution of approximately $18.5 million to TV One. Capital expenditures were approximately $11.4 for the year ended December 31, 2003.

Net cash flows from financing activities were $4.2 million for the year ended December 31, 2004 compared to net cash flows used in financing activities of $72.8 million for the year ended December 31, 2003. During the year ended December 31, 2004, we repaid approximately $52.5 million of the term loans. We drew down $50.0 million from our bank credit facility to complete the acquisition of KROI-FM (formerly KRTS-FM) and also drew down $25.0 million to complete the acquisition of the outstanding stock of New Mableton Broadcasting Corporation. Preferred dividends were approximately $20.1 million for the year ended December 31, 2004. During the year ended December 31, 2003, we repaid approximately $52.5 million of the term loans and preferred dividends were approximately $20.1 million.

We continuously review opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic investments. As of the date of this report, other than our agreement with an affiliate of Comcast Corporation, DIRECTV and other investors to fund TV One (the balance of our commitment is $37.0 million at December 31, 2004), we have no definitive agreements to make acquisitions of additional radio stations or to make strategic investments. We anticipate that any future acquisitions and strategic investments will be financed through funds generated from operations, cash on hand, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.

During the year ended December 31, 2003, we obtained two standby letters of credit in the amounts of $275,000 and $270,000, in connection with our annual insurance policy renewals. In December 2004, we obtained a new standby letter of credit in the amount of $147,000 to replace the letter of credit of $275,000. Accordingly, as of December 31, 2004, we had two standby letters of credit in the amounts of $147,000 and $270,000. To date, there has been no further activity on these standby letters of credit.

During 2005, we must make minimum principal payments on the term loans in the amount of $70.0 million in equal quarterly installments of $17.5 million. We expect that we will meet the quarterly debt commitments through one or more of the following: (1) cash on hand; (2) cash flow from operations; (3) additional permitted borrowings; or (4) other debt or equity financing.

In May 2001, we completed the private placement of $300.0 million of 8 7/8% senior subordinated notes due 2011, realizing net proceeds of approximately $291.8 million. The net proceeds of the offering were primarily used to repay amounts owed on our bank credit facility and previously outstanding senior subordinated notes.

In February 2005, we completed the private placement of $200.0 million of 6 3/8% senior subordinated notes due February 2013, realizing net proceeds of approximately $195.5 million. The net proceeds from the notes, together with $110.0 million drawdown under our bank credit facility and available excess cash, was used to redeem approximately $310.0 million of our HIGH TIDES. In connection with these transactions, we amended our senior bank facility to enable us to complete the notes offering and the HIGH TIDES redemption.

Our ability to meet our debt service obligations and reduce our total debt, and our ability to refinance the 8 7/8% senior subordinated notes at or prior to their scheduled maturity date in 2011, and our ability to refinance the 6 3/8% senior subordinated notes at or prior to their scheduled maturity date in 2013 will depend upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. During 2005, in addition to scheduled principal repayments of our term loans of $70.0 million, our principal liquidity requirements will be for working capital, continued business development, strategic investment opportunities and for general corporate purposes, including capital expenditures.

We believe that, based on current levels of operations and anticipated internal growth, for the foreseeable future, cash flow from operations together with other available sources of funds will be adequate to make required payments of interest on our indebtedness, to fulfill our commitment to fund TV One, to fund potential acquisitions, to fund anticipated capital expenditures and working capital requirements and to enable us to comply with the terms of our debt agreements. However, in order to finance future acquisitions or investments, if any, we may require additional financing and there can be no assurance that we will be able to obtain such financing on terms acceptable to us.

Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s Investor Services and Standard and Poor’s evaluate our debt. As a result of their reviews, our credit rating could change. We believe that any significant downgrade in our credit rating could adversely impact our future liquidity. The effect of a change in our credit rating may limit or eliminate our ability to obtain debt financing, or include, among other things, interest rate changes under any future bank facilities, notes or other types of debt.

Impact of Recent Accounting Pronouncements

In December 2002, FASB issued Statement of Financial Accounting Standards No. 148 (SFAS No. 148), “Accounting for Stock-Based Compensation—Transition and Disclosure”, an amendment of SFAS No. 123. This Statement amends FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The disclosures required by SFAS No. 148 are included in Note 1 to the consolidated financial statements.

In January 2003, FASB issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This interpretation of ARB No. 51, “Consolidated Financial Statements,” requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance our activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46, as amended, are effective for the first reporting period ending after March 15, 2004. In December 2003, FASB issued FASB Interpretation No. 46 (revised December 2003)(FIN 46(R)), “Consolidation of Variable Interest Entities” FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of FIN 46(R) did not have a material impact on our financial statements.

In September 2004, the Emerging Issues Task Force issued Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill.” For some of our acquisitions completed prior to our adoption of Statement of Financial Accounting Standard No. 141 (SFAS No. 141), “Business Combinations”, on July 1, 2001, we allocated a portion of the purchase price to the acquisition’s tangible assets in accordance with a third party appraisal, with substantially all of the remaining purchase price being allocated to FCC license. This allocation method is commonly referred to as the residual method. Since the adoption of SFAS No. 141, we have obtained independent appraisals of the FCC licenses of stations acquired in order to perform our annual impairment tests in accordance with Statement of Financial Accounting Standard No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” Topic D-108 prohibits the use of the residual method for all assets acquired in a business combination completed after September 29, 2004. Further, companies that have applied the residual method to the valuation of intangible assets for purposes of impairment testing should perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004. We have determined that the adoption of this standard will not have a material impact on our financial statements.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004)(SFAS No. 123(R)), “Share-Based Payment,” which is a revision of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition.

SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on July 1, 2005.

SFAS No. 123(R) permits public companies to adopt our requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We plan to adopt SFAS No. 123(R) using the modified-prospective method.

As permitted by SFAS No. 123(R), we currently account for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, generally recognize no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While we cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $460,000, $480,000 and $372,000 in 2004, 2003 and 2002, respectively.

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

Stock-Based Compensation

We account for our stock-based compensation plan as permitted by Statement of Financial Accounting Standard No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation,” which allows us to follow APB No. 25 and recognize no compensation cost for options granted to employees at fair market value. We have computed, for pro forma disclosure purposes, the value of all compensatory options granted during 2004 and 2003, using the Black-Scholes option pricing model. Options were assumed to be exercised upon vesting for the purpose of this valuation. Adjustments were also made for options assumed forfeited prior to vesting.

Goodwill and FCC Licenses

We have made acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill, FCC licenses, and other identifiable intangible assets. We allocate the purchase price of our acquisitions using the direct value method, in which all assets are directly valued through the receipt of an independent third-party appraisal. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in purchase business combinations. Prior to January 1, 2002, goodwill and FCC licenses were amortized over a 15-year period (excluding the assets acquired from Blue Chip Broadcasting, Inc. and Sinclair Telecable, Inc., which were purchased after June 30, 2001). Commencing January 1, 2002, goodwill and FCC licenses are not amortized, but are tested annually for impairment at the reporting unit level. In determining the realizability of our indefinite-lived intangible assets, we value FCC licenses using a discounted cash flow analysis prepared by an independent third-party valuation expert. Goodwill represents the excess of the fair value of a station’s net assets over its carrying value. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess. See also Note 1 to our consolidated financial statements - Impact of Recently Issued Accounting Pronouncements. As of December 31, 2004, approximately 90% of our total assets consisted of FCC licenses and goodwill, which are considered indefinite-lived assets and are subject to an annual impairment test.

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

Revenue Recognition

We recognize and report revenue for broadcast advertising when the commercial is broadcast, net of agency commissions in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” Agency commissions, when applicable, are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency and the agency remits the gross billing, less their commission, to us.

Equity Accounting

We account for our investment in TV One under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and other related interpretations. We have recorded our investment at cost and have adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. We will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. We have determined that although TV One is a variable interest entity (as defined by Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”), the Company is not the primary beneficiary of TV One. See Note 5 - Investment in Affiliated Company for further discussion.

Contingencies and Litigation

We regularly evaluate our exposure relating to any contingencies or litigation and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss, or are probable but for which an estimate of the liability is not currently available.

Estimation of Effective Tax Rates

We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors. Tax contingencies are also recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. In addition, we consider the appropriateness of recording a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining if a valuation allowance is appropriate, we consider whether it is more likely that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued. Our estimate of our effective tax rates has not changed significantly in the past year, with rates that ranged from 38.0% to 38.6%. The effect of a 1% increase in our estimated tax rates as of December 31, 2004, would result in an increase in income tax expense of $1.0 million to $39.7 million from $38.7 million for the year ended December 31, 2004. The 1% increase in income tax expense would result in a decrease in net income of $1.0 million to $40.5 million from $41.5 million (reducing net income per share – diluted by $0.01 to $0.38) for the year ended December 31, 2004.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our years in the three-year period ended December 31, 2004. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Several factors may adversely affect a radio broadcasting company’s performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year.

Capital and Commercial Commitments

Long-term debt

We have raised funds from the following issuances of long-term debt:

•	In July 2000, we established various credit facilities under an agreement with a group of financial institutions whereby we may borrow up to $750.0 million. This agreement was subsequently amended on March 18, 2002 (“the Amended and Restated Credit Agreement”) to provide a new facility under which we may borrow up to $600.0 million.

•	In May 2001, we completed a private placement of $300.0 million of our 8 7/8% senior subordinated notes due 2011, realizing net proceeds of approximately $291.8 million. The net proceeds of the offering were primarily used to repay amounts owed on our bank credit facility and previously outstanding senior subordinated notes.

•	In February 2005, we completed a private placement of $200.0 million of our 6 3/8% senior subordinated notes due 2013, realizing net proceeds of approximately $195.5 million. The net proceeds of the offering, together with a drawdown of $110.0 million under our bank credit facility and available excess cash, was used to redeem approximately $310.0 million of our HIGH TIDES.

The bank credit facility consists of Term A loans (Loan) in an amount up to $350.0 million, and a credit line (Revolver) in an amount up to $250.0 million that may be borrowed on a revolving basis. The interest rate on the bank credit facility is LIBOR plus a spread based on the Company’s leverage ratio, as defined in the credit agreement. The credit facility requires quarterly interest payments. The credit facility also requires minimum quarterly principal payments, which commenced March 31, 2003. The loans mature in June 2007. As of December 31, 2004, we had $245.0 million outstanding on the Loan and $175.0 million remained available (subject to various covenant restrictions) to be drawn under the Revolver.

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities and non-cancelable capital leases for equipment that expire over the next twenty years.

Contractual Obligations Schedule

The following table represents our contractual obligations as of December 31, 2004:

	Payments Due by Period(1) (in thousands)
Contractual Obligations	2005	2006	2007	2008	2009	2010 and Beyond	Total
8 7/8% senior subordinated notes	$—	$—	$—	$—	$—	$300,000	$300,000
Bank credit facility(2)	70,000	87,500	162,500	—	—	—	320,000
Capital lease obligations	8	7	7	6	—	—	28
Dividends on preferred stock(3)	20,140	20,140	20,140	20,140	20,140	20,140	120,840
Other operating contracts/ agreements(4)	17,337	6,977	1,670	194	194	112	26,484
Operating lease obligations	5,385	5,228	5,139	4,993	4,526	11,751	37,022

Total	$112,870	$119,852	$189,456	$25,333	$24,860	$332,003	$804,374

(1)	The above amounts do not include interest, which in some cases is variable in amount.
(2)	In February 2005, in connection with the redemption of our HIGH TIDES, we drew down an additional $110.0 million under our bank credit facility.
(3)	In February, 2005, we redeemed all outstanding HIGH TIDES using proceeds from our sale of $200.0 million 6 3/8% senior subordinated notes, borrowings under our revolving bank credit facility and available excess cash. Following this redemption, no dividends are payable on the preferred stock.
(4)	Other operating contracts/agreements include employment contracts, severance obligations, on-air talent contracts and other programming agreements.

We anticipate that we will fund our obligations and commitments with cash flow from operations and future borrowings.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2004 other than as follows:

We utilize letters of credit in connection with our annual insurance policy renewals. During the year ended December 31, 2003, we obtained two standby letters of credit in the amounts of $275,000 and $270,000, in connection with our annual insurance policy renewals. In December 2004, we obtained a new standby letter of credit in the amount of $147,000 to replace the letter of credit of $275,000. Accordingly, as of December 31, 2004, we had two standby letters of credit in the amounts of $147,000 and $270,000. To date, there has been no further activity on these standby letters of credit. The total outstanding letters of credit of $417,000 of December 31, 2004 were immaterial.

As of December 31, 2004, we had interest rate swap agreements in place for a total notional amount of $150.0 million to hedge our variable rate debt. The periods remaining on the swap agreements range in duration from 11 to 21 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party, however, we do not anticipate non-performance. See Note 6 in the accompanying notes to the consolidated financial statements for a detailed discussion of our derivative instruments.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at December 31, 2004. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

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

Decreased spending by advertisers can adversely affect our revenue and operating results.

Substantially all of our revenue is derived from sales of advertisements and program sponsorships on our stations to local and national advertisers. Generally, advertising tends to decline during economic recession or downturn. As a result, our advertising revenue is likely to be adversely affected by a recession or downturn in the United States economy, the economy of an individual geographic market in which we own or operate radio stations, or other events or circumstances that adversely affect advertising activity.

We may lose audience share and advertising revenue to competing radio stations or other types of media competitors.

We operate in a highly competitive industry. Our radio stations compete for audiences and advertising revenue with other radio stations and station groups, as well as with other media such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, outdoor advertising, the Internet and direct mail. Audience ratings and market shares are subject to change. Any adverse change in a particular market, or adverse change in the relative market positions of the stations located in a particular market could have a material adverse effect on our revenue or ratings, could require increased promotion or other expenses in that market, and could adversely affect our revenue in other markets. Other radio broadcasting companies may enter the markets in which we operate or may operate in the future. These companies may be larger and have more financial resources than we have. Our radio stations may not be able to maintain or increase their current audience ratings and advertising revenue. In addition, from time to time, other stations may change their format or programming, a new station may adopt a format to compete directly with our stations for audiences and advertisers, or stations might engage in aggressive promotional campaigns. These tactics could result in lower ratings and advertising revenue or increased promotion and other expenses and, consequently, lower earnings and cash flow for us. Audience preferences as to format or programming may also shift due to demographic or other reasons. Any failure by us to respond, or to respond as quickly as our competitors, could have an adverse effect on our business and financial performance. We cannot assure you that we will be able to maintain or increase our current audience ratings and advertising revenue.

We must respond to the rapid changes in technology, services and standards which characterize our industry in order to remain competitive.

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies, which may impact our business. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies are being, or have been, developed, including the following:

•	satellite delivered digital audio radio service, which has resulted in the introduction of several new satellite radio services with sound quality equivalent to that of compact discs;

•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers and other digital audio broadcast formats; and

•	digital audio and video content available for listening and/or viewing on the Internet and/or available to be downloaded to portable devices.

We cannot assure you that we will be able to adapt effectively to these new media technologies.

The loss of key personnel, including on-air talent, could disrupt the management and operations of our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers, including our chief executive officer, chief financial officer, chief operating officer and chief administrative officer, and other key employees, including on-air personalities. We believe that the unique combination of skills and experience possessed by our executive officers would be difficult to replace, and that the loss of any one of them could have a material adverse effect on us, including the impairment of our ability to execute our business strategy. Additionally, we employ or independently contract with several on-air personalities and hosts of syndicated radio programs with significant loyal audiences in their respective broadcast areas. These on-air personalities are sometimes significantly responsible for the ranking of a station, and thus, the ability of the station to sell advertising. We cannot be assured that these individuals will remain with us or will retain their current audiences.

Our acquisition strategy could be hampered by a lack of attractive opportunities or other risks associated with integrating the operations, systems and management of the radio stations we acquire.

Our acquisition strategy depends significantly on our ability to identify underperforming radio stations or stick stations in attractive markets, to purchase such stations at a reasonable cost and to increase revenue, cash flow and ratings from such radio stations. Some of the material risks that could hinder our ability to implement this strategy include:

•	increases in prices for radio stations due to increased competition for acquisition opportunities;

•	reduction in the number of suitable acquisition targets;

•	failure or unanticipated delays in completing acquisitions due to difficulties in obtaining required regulatory approval, including possible difficulties in obtaining antitrust approval for acquisitions in markets where we already own multiple stations or potential delays resulting from the uncertainty arising from legal challenges to the FCC’s adoption of new broadcast ownership rules;

•	difficulty in integrating operations and systems and managing a large and geographically diverse group of radio stations;

•	failure of some acquisitions to prove profitable or generate sufficient cash flow;

•	issuance of large amounts of common stock in order to purchase radio stations;

•	need to finance acquisitions through funding from the credit or capital markets; and

•	inability to finance acquisitions on acceptable terms.

Our business depends on maintaining our licenses with the FCC. We could be prevented from operating a radio station if we fail to maintain its license.

Radio broadcasters depend upon maintaining radio broadcasting licenses issued by the FCC. These licenses are ordinarily issued for a maximum term of eight years and are renewable. Our radio broadcasting licenses expire at various times through October 1, 2012. Although we may apply to renew our FCC licenses, interested third parties may challenge our renewal applications. In addition, we are subject to extensive and changing regulation by the FCC with respect to such matters as programming, indecency standards, technical operations, employment and business practices. If we or any of our significant stockholders, officers, or directors violate the FCC’s rules and regulations or the Communications Act of 1934, or is convicted of a felony, the FCC may commence a proceeding to impose fines or sanctions upon us. Examples of possible sanctions include the imposition of fines, the renewal of one or more of our broadcasting licenses for a term of fewer than eight years or the revocation of our broadcast licenses. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success.

There is significant uncertainty regarding the FCC’s media ownership rules, and such rules could restrict our ability to acquire radio stations.

The radio broadcasting industry is subject to extensive and changing federal regulation. Among other things, the Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments of licenses.

In June 2003, the FCC issued a media ownership decision which substantially altered its television, radio and cross-media ownership restrictions (the “2003 rules” or “new rules”). The FCC’s media ownership restrictions apply to parties that hold “attributable” interests in broadcast station licensees. With respect to radio, the 2003 rules, among other things, (a) retained the pre-existing numerical limits on the permissible number of radio stations in FCC-defined local radio markets in which a party may co-own or have an attributable interest; (b) redefined local radio markets to rely on Arbitron Metro Survey Areas (Arbitron Metros) (in portions of the country where they exist) in place of the contour-overlap methodology previously used; (c) grandfathered existing local radio combinations that conflict with the new rules based on the Arbitron Metro definition of local radio markets until the combination is sold; (d) provided that a contract to sell more than 15% per week of the advertising time on another in-market radio station (Joint Sales Agreement or JSA) constitutes an attributable interest; and (e) replaced radio-TV and daily newspaper-broadcast cross-ownership rules with a more relaxed single set of new cross-media ownership restrictions. In addition, the FCC instituted a rulemaking to determine how to define local radio markets in areas outside Arbitron Metros.

The 2003 rules were challenged in court. The challenges were consolidated before the U.S. Court of Appeals for the Third Circuit, which initially issued a stay of the new rules before they became effective and subsequently remanded many of them to the

FCC for further proceedings, keeping the judicial stay in place. As a result, the FCC continued to apply the rules in effect before the stay. The FCC also filed a petition to partially lift the judicial stay as it relates to the new local radio ownership restrictions. The Third Circuit lifted the stay as it relates to the FCC’s decision to (i) make JSAs an attributable interest, (ii) define local radio markets based on Arbitron Metros, and (iii) grandfather certain local radio combinations only until the combination is sold. The court declined to lift the stay as to “matters pertaining to numerical limits on local radio ownership and the AM ‘subcap’.” In response, the FCC revised its application forms for transfers of control and assignments of licenses to incorporate these aspects of the new rules, and the FCC is now applying such revisions to all pending and new applications.

The FCC’s media ownership rules remain in flux and subject to further agency and court proceedings. Certain of the parties to the Third Circuit’s decision have requested review by the U.S. Supreme Court, which request remains pending. At the FCC, the new rules are currently on remand from the Third Circuit and the FCC has not yet instituted further proceedings. Also, the FCC has not yet ruled on pending petitions for reconsideration of the decision adopting the 2003 rules.

In addition to the FCC media ownership rules, the outside media interests of our officers and directors could limit our ability to acquire stations. The filing of petitions or complaints against Radio One or any FCC licensee from which we are acquiring a station could result in the FCC delaying the grant of, or refusing to grant or imposing conditions on its consent to the assignment or transfer of control of licenses. The Communications Act and FCC rules and policies also impose limitations on non-U.S. ownership and voting of our capital stock.

Increased enforcement by FCC of its indecency rules against the broadcast industry.

The FCC has recently indicated that it is enhancing its enforcement efforts relating to the regulation of indecency and has threatened to initiate license revocation proceedings against a broadcast licensee who commits a “serious” indecency violation. Legislation that passed in the House and will be offered in the Senate would dramatically increase the penalties for broadcasting indecent programming and potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material. In addition, the FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations.

Two common stockholders have a majority voting interest in Radio One and have the power to control matters on which our common stockholders may vote, and their interests may conflict with yours.

As of December 31, 2004, our Chairperson and her son, our President and Chief Executive Officer (CEO), collectively held approximately 56.1% of the outstanding voting power of our common stock. As a result, our Chairperson and the CEO will control most decisions involving us, including transactions involving a change of control, such as a sale or merger. In addition, certain covenants in our debt instruments require that our Chairperson and the CEO maintain a specified ownership and voting interest in us, and prohibit other parties’ voting interests from exceeding specified amounts. In addition, the TV One operating agreement provides for adverse consequences to Radio One in the event our Chairperson and CEO fail to maintain a specified ownership and voting interest in us. Our Chairperson and the CEO have agreed to vote their shares together in elections of members of the board of directors.

We must replace or modify our existing credit agreement by June 30, 2005.

Under our existing credit agreement (as amended in January 2005), we must maintain a ratio of total debt to adjusted EBITDA (as calculated in accordance with our existing credit agreement) of no more than 6.25 to 1.0 through June 29, 2005. Thereafter, our ratio of total debt to adjusted EBITDA may not exceed 4.5 to 1.0. As of December 31, 2004, after giving pro forma effect to (i) the consummation of the Mableton Acquisition and the WABZ-FM Acquisition, (ii) the consummation of the offering of our 6 3/8% senior subordinated notes, (iii) the redemption of the HIGH TIDES, and (iv) the drawdown of an additional $110.0 million under our bank credit facility our ratio of total debt to adjusted EBITDA would be approximately 5.9 to 1.0, which would exceed the maximum ratio of 4.5 to 1.0 that will be permitted as of June 30, 2005.

If, as of June 30, 2005, our ratio of total debt to adjusted EBITDA were to exceed the maximum ratio permitted under the existing credit agreement, we would be in breach of the covenant relating to such ratio and we could be required to seek a waiver or further amendment of such covenant. We cannot assure you that such waivers or further amendments could be obtained, or, if obtained, that they would be on terms acceptable to us. If we were unable to obtain such waivers or further amendments, the lenders under the credit agreement could declare all amounts outstanding under such agreement to be immediately due and payable and such lenders could proceed against any or all of the collateral securing such borrowings. In addition, in certain circumstances such breach or acceleration of amounts due under our credit agreement would cause a default under our 6 7/8% senior subordinated notes and under our 8 7/8% senior subordinated notes.

We intend to replace our existing bank credit facility with a new bank credit facility to, among other things, increase our borrowing capacity, change certain covenants under our current credit agreement (including the ratio of total debt to adjusted EBITDA) and reduce our near- and intermediate-term debt amortization requirement. While we anticipate completing such replacement facility by June 30, 2005, there can be no assurance that we will be able to do so, or that we will be able to do so on terms acceptable to us.

Our substantial level of debt could limit our ability to grow and compete.

As of December 31, 2004, we had indebtedness of $620.0 million and were permitted to borrow up to an additional $175.0 million under our existing bank credit facility. We may reborrow under our revolving credit facility as needed to fund our working capital needs, for general corporate purposes and to fund permitted acquisitions and investments. A portion of our indebtedness bears interest at variable rates. Our substantial level of indebtedness could adversely affect us for various reasons, including limiting our ability to:

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Both the revolving commitment and term loan borrowings under our credit facility bear interest, at our option, at a rate equal to either LIBOR plus a spread that ranges from 0.625% to 2.00% or the prime rate plus a spread of up to 1.00%, depending on our leverage ratio. Under the bank credit facility, we are required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. We have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that bank pay to us a variable rate equal to three-month LIBOR. As of December 31, 2004, we had swap agreements in place for a total notional amount of $150.0 million. The periods remaining on the swap agreements range in duration from 11 to 21 months.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Radio One required by this item are filed with this report on Pages F-1 to F-35.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this annual report. Based on this evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. Our management, including our Chief Executive Officer and Chief Financial Officer, has concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

(b) Management’s report on internal control over financial reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 53 of this Form 10-K, is incorporated by reference herein.

( c) Attestation report of the independent registered public accounting firm

The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, which appears on page 54 of this Form 10-K, is incorporated by reference herein.

(d) Changes in internal control over financial reporting

During the fourth quarter of 2004, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers required by this Item 10 is incorporated into this report by reference to the information set forth under the caption “Nominees for Class A Directors,” “Nominees for Other Directors,” “Code of Conduct,” and “Executive Officers” in our proxy statement for the 2005 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated into this report by reference to the information set forth under the caption “Compensation of Directors and Executive Officers” in our proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required with respect to Item 403 of Regulation S-K under this Item 12 is incorporated into this report by reference to the information set forth under the caption “Principal Stockholders” in our proxy statement.

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2004, the number of shares of Class A and Class D common stock that are issuable upon the exercise of stock options outstanding under our equity compensation plan, the weighted average exercise prices of such securities and the number of securities available for grant under the plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column)
Equity compensation plans approved by security holders
Radio One, Inc. Amended and Restated 1999 Stock Option and Restricted Stock Grant Plan
Class A	115,537	$12.60	1,219,617
Class D	6,124,725	$15.31	4,066,284
Equity compensation plans not approved by security holders
None	—		—

Total	6,240,262		5,285,901

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated into this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our proxy statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is incorporated into this report by reference to the information set forth under the caption “Audit Fees” in our proxy statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2004 and 2003
Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2004, 2003 and 2002
Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002
Notes to Consolidated Financial Statements
Consolidating Financial Statements
Schedule II—Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted from this Form 10-K because they are not required, are not applicable, or the required information is included in the financial statements and notes thereto.

(a)(2) EXHIBITS: The following exhibits are filed as part of this annual report, except for Exhibits 32.1 and 32.2, which are furnished, but not filed, with this annual report.

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 000-25969)).

3.1.1	Certificate of Amendment (dated as of September 21, 2000) of the Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000 (File No. 000-25969)).

3.2	Amended and Restated By-laws of Radio One, Inc., amended as of June 5, 2001 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q filed August 14, 2001 (File No. 000-25969)).

3.3	Certificate Of Designations, Rights and Preferences of the 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) of Radio One, Inc., as filed with the State of Delaware on July 13, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 000-25969)).

4.1	Indenture dated May 18, 2001 among Radio One, Inc., the Guarantors listed therein, and United States Trust Company of New York (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed July 17, 2001 (File No. 333-65278)).

4.2	First Supplemental Indenture, dated August 10, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and the Bank of New York, as Trustee, (incorporated by reference to the Radio One’s Registration Statement on Form S-4, filed October 4, 2001 (File No. 333-65278)).

4.3	Second Supplemental Indenture dated as of December 31, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and the Bank of New York, as Trustee, (incorporated by reference to Radio One’s registration statement on Form S-3, filed January 29, 2002 (File No. 333-81622)).

4.4	Third Supplemental Indenture dated as of July 13, 2003, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2003).

4.5	Fourth Supplemental Indenture dated as of May 18, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

4.6	Fifth Supplemental Indenture dated as of February 8, 2005, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee.

4.7	Indenture dated February 10, 2005 between Radio One, Inc. and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Current Report on Form 8-K filed February 10, 2005).

10.1	Amended and Restated Employment Agreement between Radio One, Inc. and Scott R. Royster dated October 18, 2000 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2000).

10.2	Amended and Restated Employment Agreement between Radio One, Inc. and Linda J. Eckard Vilardo dated October 31, 2000 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2000).

10.3	Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 9, 2001 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

10.4	Promissory Note and Stock Pledge Agreement dated October 18, 2000 between Radio One, Inc. and Scott R. Royster (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.5	Promissory Note and Stock Pledge Agreement dated October 31, 2000 between Radio One, Inc. and Linda J. Eckard Vilardo (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2002).

Exhibit Number	Description

10.6	Promissory Note and Stock Pledge Agreement dated April 9, 2001 between Radio One, Inc. and Alfred C. Liggins, III (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.7	Promissory Note dated January 30, 2002 between Radio One, Inc and Scott R. Royster (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2002).

10.8	Second Amended and Restated Credit Agreement, dated as of July 17, 2000, by and among Radio One, Inc., Bank of America, N.A., Credit Suisse First Boston, First Union National Bank, Toronto Dominion (Texas), Inc., Bankers Trust Company, and the Several Lenders From Time to Time Parties thereto (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended September 30, 2000).

10.9	First Amendment to Second Amended and Restated Credit Agreement, dated as of March 18, 2002, by and among Radio One, Inc. and Bank of America, N.A., and the other Lenders party thereto (incorporated by reference to Radio One’s Current Report on Form 8-K filed March 19, 2002).

10.10	Second Amendment to Second Amended and Restated Credit Agreement, dated July 15, 2003, by and among Radio One, Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).

10.11	Third Amendment to Second Amended and Restated Credit Agreement, dated April 16, 2004, by and among Radio One, Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).

10.12	Fourth Amendment to Second Amended and Restated Credit Agreement, dated January 24, 2005, by and among Radio One, Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Radio One’s Current Report on Form 8-K filed February 2, 2005).

10.13	Fifth Amendment to Second Amended and Restated Credit Agreement, dated February 2, 2005, by and among Radio One, Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Radio One’s Current Report on Form 8-K filed February 2, 2005).

10.14	Asset Purchase Agreement dated June 21, 2001 between Radio One, Inc. and U.S. Broadcasting Limited Partnership (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).

16.1	Arthur Andersen LLP letter to the SEC dated May 30, 2002 (incorporated by reference to Radio One’s Current Report on Form 8-K filed May 30, 2002).

21.1	Subsidiaries of Radio One, Inc.

23.1	Consent of Ernst & Young LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 15, 2005.

RADIO ONE, INC.

By:	/s/ SCOTT R. ROYSTER
Name:	Scott R. Royster
Title:	Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 15, 2005.

By:	/s/ CATHERINE L. HUGHES
Name:	Catherine L. Hughes
Title:	Chairperson, Director and Secretary

By:	/s/ ALFRED C. LIGGINS, III
Name:	Alfred C. Liggins, III
Title:	Chief Executive Officer, President and Director

By:	/s/ TERRY L. JONES
Name:	Terry L. Jones
Title:	Director

By:	/s/ BRIAN W. MCNEILL
Name:	Brian W. McNeill
Title:	Director

By:	/s/ L. ROSS LOVE
Name:	L. Ross Love
Title:	Director

By:	/s/ D. GEOFFREY ARMSTRONG
Name:	D. Geoffrey Armstrong
Title:	Director

By:	/s/ RONALD E. BLAYLOCK
Name:	Ronald E. Blaylock
Title:	Director

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. The framework used in carrying out our evaluation was the Internal Control – Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In evaluating our Information technology controls, we also used the framework contained in the Control Objectives for Information and related Technology (COBIT®), which was developed by the Information Systems Audit and Control Association (ISACA)’s IT Governance Institute, as a complement to the COSO internal control framework. Based on our evaluation under these frameworks, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its audit report which is included herein.

Date: March 15, 2005		Date: March 15, 2005

By:	/s/ ALFRED C. LIGGINS, III	By:	/s/ SCOTT R. ROYSTER
	Alfred C. Liggins, III President and Chief Executive Officer		Scott R. Royster Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

The Board of Directors and Stockholders of Radio One, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Radio One, Inc.’s Internal Controls Over Financial Reporting, that Radio One, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Radio One, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Radio One, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Radio One, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Radio One, Inc. and our report dated March 8, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

March 8, 2005

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Radio One, Inc.:

We have audited the accompanying consolidated balance sheets of Radio One, Inc. and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index on page S-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radio One, Inc. and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the financial statements, effective January 1, 2002, the Company changed its method of accounting for goodwill and other intangible assets.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Radio One, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated March 8, 2005, expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

McLean, Virginia

March 8, 2005

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,391	$38,010
Short-term investments	10,000	40,700
Trade accounts receivable, net of allowance for doubtful accounts of $4,943 and $6,179, respectively	61,830	62,331
Prepaid expenses and other current assets	2,845	1,580
Income tax receivable	3,650	3,650
Deferred income tax asset	4,036	5,794

Total current assets	92,752	152,065
PROPERTY AND EQUIPMENT, net	44,827	42,675
GOODWILL	116,865	114,516
RADIO BROADCASTING LICENSES	1,801,196	1,648,264
OTHER INTANGIBLE ASSETS, net	12,984	19,478
INVESTMENT IN AFFILIATED COMPANY	37,384	17,986
OTHER ASSETS	5,133	6,477

Total assets	$2,111,141	$2,001,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,933	$7,221
Accrued interest	14,221	14,154
Accrued compensation and related benefits	16,282	14,038
Income taxes payable	3,291	4,389
Other accrued expenses	4,752	5,444
Fair value of derivative instruments	246	4,236
Other current liabilities	621	517
Current portion of long-term debt	70,008	52,500

Total current liabilities	118,346	102,499
LONG-TERM DEBT, net of current portion	550,020	545,035
DEFERRED INCOME TAX LIABILITY	114,322	75,508

Total liabilities	$782,696	$723,042

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; 309,820 shares issued and outstanding; liquidation preference of $1,000 per share, plus cumulative dividends at 6 1/2% per year. Unpaid dividends were $4,198 as of December 31, 2004 and 2003	—	—
Common stock—Class A, $.001 par value, 30,000,000 shares authorized; 22,374,547 and 22,400,164 shares issued and outstanding as of December 31, 2004 and 2003, respectively	22	23
Common stock—Class B, $.001 par value, 150,000,000 shares authorized; 2,867,463 shares issued and outstanding as of December 31, 2004 and 2003	3	3
Common stock—Class C, $.001 par value, 150,000,000 shares authorized; 3,132,458 shares issued and outstanding as of December 31, 2004 and 2003	3	3
Common stock—Class D, $.001 par value, 150,000,000 shares authorized; 76,635,971 and 76,340,899 shares issued and outstanding as of December 31, 2004 and 2003, respectively	77	76
Accumulated other comprehensive loss	(151)	(2,605)
Stock subscriptions receivable	(34,731)	(35,017)
Additional paid-in capital	1,416,284	1,410,460
Accumulated deficit	(53,062)	(94,524)

Total stockholders’ equity	$1,328,445	$1,278,419

Total liabilities and stockholders’ equity	$2,111,141	$2,001,461

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands, except shares outstanding and per share data)
NET BROADCAST REVENUE	$319,761	$303,150	$295,851

OPERATING EXPENSES:
Program and technical, excluding depreciation and amortization shown separately below	53,358	51,496	49,582
Selling, general and administrative, excluding depreciation and amortization shown separately below	91,517	92,157	94,884
Corporate expenses, excluding depreciation and amortization shown separately below	16,658	14,334	13,765
Depreciation and amortization	16,934	18,078	17,640

Total operating expenses	178,467	176,065	175,871

Operating income	141,294	127,085	119,980
INTEREST INCOME	2,524	2,588	2,585
INTEREST EXPENSE	39,611	41,438	59,143
EQUITY IN NET LOSS OF AFFILIATED COMPANY	3,905	2,123	—
GAIN ON SALE/RETIREMENT OF ASSETS, net	—	—	133
OTHER INCOME (EXPENSE), net	17	133	(1,372)

Income before provision for income taxes and cumulative effect of a change in accounting principle	100,319	86,245	62,183
PROVISION FOR INCOME TAXES	38,717	32,462	25,282

Income before cumulative effect of a change in accounting principle	61,602	53,783	36,901
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, NET OF INCOME TAXES OF $15,038	—	—	(29,847)

Net income	$61,602	$53,783	$7,054
PREFERRED STOCK DIVIDENDS	20,140	20,140	20,140

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$41,462	$33,643	$(13,086)

BASIC INCOME (LOSS) PER COMMON SHARE:
Net income before extraordinary item and cumulative effect of a change in accounting principle	$0.40	$0.32	$0.16
Cumulative effect of a change in accounting principle	—	—	(0.29)

Net income (loss)	$0.40	$0.32	$(0.13)

DILUTED INCOME (LOSS) PER COMMON SHARE:
Net income before extraordinary item and cumulative effect of a change in accounting principle	$0.39	$0.32	$0.16
Cumulative effect of a change in accounting principle	—	—	(0.29)

Net income (loss)	$0.39	$0.32	$(0.13)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	104,953,192	104,621,122	101,821,000

Diluted	105,429,038	105,071,223	101,821,000

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

For The Years Ended December 31, 2002, 2003 and 2004

(In thousands, except share amounts)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Comprehensive Income	Accumulated Other Comprehensive Loss	Stock Subscriptions Receivable	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
BALANCE, as of December 31, 2001	$—	$23	$3	$3	$66		$(9,053)	$(31,666)	$1,208,652	$(115,081)	$1,052,947
Comprehensive income:
Net income	—	—	—	—	—	$7,054	—	—	—	7,054	7,054
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	6,047	6,047	—	—	—	6,047

Comprehensive income						$13,101

Preferred stock dividends	—	—	—	—	—		—	—	—	(20,140)	(20,140)
Issuance of stock	—	—	—	—	10		—	—	198,703	—	198,713
Interest on stock subscriptions receivable	—	—	—	—	—		—	(1,678)	—	—	(1,678)
Employee exercise of options for 101,000 shares of common stock	—	—	—	—	—		—	—	783	—	783
Tax effect of non-qualified option exercises	—	—	—	—	—		—	—	372	—	372
Repurchase of stock	—	—	—	—	—		—	—	(75)	—	(75)

BALANCE, as of December 31, 2002	—	23	3	3	76		(3,006)	(33,344)	1,408,435	(128,167)	1,244,023
Comprehensive income:
Net income	—	—	—	—	—	$53,783	—	—	—	53,783	53,783
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	401	401	—	—	—	401

Comprehensive income						$54,184

Preferred stock dividends	—	—	—	—	—		—	—	—	(20,140)	(20,140)
Interest on stock subscriptions receivable	—	—	—	—	—		—	(1,673)	—	—	(1,673)
Employee exercise of options for 172,000 shares of common stock	—	—	—	—	—		—	—	1,545	—	1,545
Tax effect of non-qualified option exercises	—	—	—	—	—		—	—	480	—	480

BALANCE, as of December 31, 2003	—	23	3	3	76		(2,605)	(35,017)	1,410,460	(94,524)	1,278,419
Comprehensive income:
Net income	—	—	—	—	—	$61,602	—	—	—	61,602	61,602
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	2,454	2,454	—	—	—	2,454

Comprehensive income						$64,056

Vesting of non-employee restricted stock	—	—	—	—	—		—	—	803	—	803
Preferred stock dividends	—	—	—	—	—		—	—	—	(20,140)	(20,140)
Interest on stock subscriptions receivable	—	—	—	—	—		—	(1,714)	—	—	(1,714)
Repayment of interest on officer loan	—	—	—	—	—		—	2,000	—	—	2,000
Adjustment of basis for investment in affiliated company	—	—	—	—	—		—	—	2,840	—	2,840
Employee exercise of options for 162,953 shares of common stock	—	—	—	—	—		—	—	1,721	—	1,721
Conversion of 30,000 shares of Class A common stock to 30,000 shares of Class D common stock	—	(1)	—	—	1		—	—	—	—	—
Tax effect of non-qualified option exercises	—	—	—	—	—		—	—	460	—	460

BALANCE, as of December 31, 2004	$—	$22	$3	$3	$77		$(151)	$(34,731)	$1,416,284	$(53,062)	$1,328,445

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2004	2003	2002
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$61,602	$53,783	$7,054
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	16,934	18,078	17,640
Amortization of debt financing costs, unamortized discount and deferred interest	1,702	1,696	2,054
Deferred income taxes	38,147	31,893	24,786
Equity in net loss of affiliated company	3,905	2,123	—
Cumulative effect of a change in accounting principle, net of tax	—	—	29,847
Non-cash compensation	2,413	1,745	1,414
Loss on investments	—	—	1,532
(Gain) loss on sale/retirement of assets	3	45	(133)
Effect of change in operating assets and liabilities:
Trade accounts receivable, net	603	2,273	(7,808)
Prepaid expenses and other current assets	(1,282)	438	(180)
Income tax receivable	—	—	111
Other assets	(195)	695	(1,432)
Accounts payable	1,712	10	(570)
Accrued expenses and other current liabilities	(1,825)	(3,059)	(3,494)

Net cash flows from operating activities	$123,719	109,720	70,821

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	$(12,979)	(11,382)	(10,971)
Equity investments	(18,890)	(19,351)	(846)
Purchase of short term investments	—	(40,700)	(40,700)
Proceeds from sale of short term investments	30,700	40,700	—
Proceeds from sale of assets	19	—	731
Purchase of tower broadcasting rights and other intangible assets	(1,666)	(1,279)	—
Deposits and payments for station purchases	(152,682)	(12,345)	(53,491)

Net cash flows from investing activities	$(155,498)	(44,357)	(105,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	$(52,506)	$(52,500)	$(130,021)
Proceeds from bank credit facility	75,000	—	—
Deferred financing costs	(201)	—	—
Proceeds from issuance of common stock, net of issuance costs	—	—	198,812
Payment of preferred stock dividends	(20,140)	(20,140)	(20,140)
Proceeds from exercise of stock options	1,721	1,545	783
Change in interest due on stock subscriptions receivable	286	(1,673)	(1,678)

Net cash flows from financing activities	$4,160	(72,768)	47,756

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(27,619)	(7,405)	13,300
CASH AND CASH EQUIVALENTS, beginning of year	38,010	45,415	32,115

CASH AND CASH EQUIVALENTS, end of year	$10,391	$38,010	$45,415

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for-
Interest	$37,842	$39,894	$62,101

Income taxes	$320	$671	$462

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

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

In July 2003, the Company entered into a joint venture with an affiliate of Comcast Corporation and other investors to create TV One, LLC (TV One), an entity formed to operate a cable television network featuring lifestyle, entertainment, and news-related programming targeted primarily towards African-American viewers. The Company expects to make a cash investment of approximately $74.0 million in TV One of which the Company already has funded approximately $37.0 million. The Company will also provide advertising and management services to TV One through January 2009, for which the Company received additional equity in TV One. As of December 31, 2004, the Company owned approximately 36% of TV One on a fully converted basis.

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

(c) Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of cash, repurchase agreements and money market accounts at various commercial banks. All cash equivalents have original maturities of 90 days or less. For cash and cash equivalents, cost approximates market value.

The Company has evaluated its investment policies consistent with Statement of Financial Accounting Standards No. 115, (SFAS No. 115), “Accounting for Certain Investments in Debt and Equity Securities,” and determined that all of its short-term investment securities are to be classified as available-for-sale. Under this requirement, securities are marked to market through stockholders’ equity. The carrying value of the Company’s available-for-sale securities approximates fair value due to the liquidity of the instruments. As a result, the impact on stockholders’ equity is immaterial and has not been recorded. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income on the accompanying statements of operations.

The Company had the following balances for cash, cash equivalents and short term investments:

	December 31,
	2004	2003
	(In Thousands)
Cash on deposit	$2,225	$22,836
Money market funds	8,166	15,174
Short term investments	10,000	40,700

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(d) Trade Accounts Receivable

Trade accounts receivable is recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s estimate of the amount of probable losses in the Company’s existing accounts receivable. The Company determines the allowance based on the aging of the receivables, the impact of economic conditions on the advertisers’ ability to pay and other factors.

(e) Equity Method Investments

The Company accounts for its investment in TV One under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and other related interpretations. The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. The Company will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. The Company has determined that although TV One is a variable interest entity (as defined by Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”), the Company is not the primary beneficiary of TV One. See Note 5 - Investment in Affiliated Company for further discussion.

(f) Goodwill and FCC Licenses

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. FCC licenses acquired in business combinations are valued using a discounted cash flow analysis. Prior to January 1, 2002, goodwill and FCC licenses were amortized over a 15-year period (excluding the assets acquired from Blue Chip Broadcasting, Inc. and Sinclair Telecable, Inc.). Commencing January 1, 2002, goodwill and FCC licenses are not amortized, but are tested annually for impairment at the reporting unit level. Impairment of goodwill is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge for goodwill is recorded for the excess. The Company conducts its annual test for impairment during the fourth quarter of every year. The Company determined that its long-lived assets were not impaired during 2004 and, accordingly, no impairment charge was recognized. See also Note 4 - Goodwill and Intangible Assets.

(g) Impairment of Long-Lived Assets Excluding Goodwill and FCC Licenses

The Company accounts for the impairment of long-lived assets, excluding goodwill and FCC licenses, in accordance with Statement of Financial Accounting Standards No. 144 (SFAS No. 144), “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets, excluding goodwill and FCC licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. The Company determined that its long-lived assets were not impaired during 2004 and, accordingly, no impairment charge was recognized.

(h) Financial Instruments

Financial instruments as of December 31, 2004 and 2003 consist of cash and cash equivalents, short term investments, trade accounts receivable, notes receivable (which are included in other current assets), accounts payable, accrued expenses, long-term debt and subscriptions receivable. The carrying amounts approximate fair value for each of these financial instruments as of December 31, 2004 and 2003, except for the 8 7/8% senior subordinated notes which have a fair value of approximately $334.1 million and $331.5 million, respectively, as compared to a carrying value of $300.0 million for both years. The fair value is determined based on the fair market value of similar instruments.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(i) Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standard No. 137 (SFAS No. 137), “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133” and “Statement of Financial Accounting Standard No. 138” (SFAS No. 138), on January 1, 2001. This standard requires the Company to recognize all derivatives, as defined in SFAS No. 133, on the balance sheet at fair value. Derivative value changes are recorded in income for any contracts not classified as qualifying cash flow hedges. For derivatives in qualifying cash flow hedge relationships, any change in value is recognized in earnings. The change in derivative fair value depends on the classification of the derivative as a hedging instrument. For derivatives in qualifying cash flow hedge relationships, the effective portion of the derivative value change must be recorded through other comprehensive income, a component of stockholders’ equity, net of tax. See Note 6 – Derivative Instruments for further discussion.

(j) Revenue Recognition

Revenue for broadcast advertising is recognized when the commercial is broadcast and is reported net of agency commissions in accordance with Staff Accounting Bulletin (SAB) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” Agency commissions, when applicable, are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency and the agency remits the gross billing, less their commission, to the Company.

(k) Barter Arrangements

The Company broadcasts certain customers’ advertising in exchange for equipment, merchandise and services. The estimated fair value of the equipment, merchandise or services received is recorded as an expense or capitalized as they are used, consumed or received. Barter revenue is recognized as the related advertising is aired.

(l) Advertising

The Company expenses advertising costs as incurred. Total advertising expenses were $8,522,000, $7,366,000 and $7,040,000 during 2004, 2003 and 2002, respectively.

(m) Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (SFAS No. 109), “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company provides a valuation allowance on its net deferred tax assets when it is more likely that such assets will not be realized. Deferred income tax expense or benefits are based upon the changes in the asset of liability from period to period.

(n) Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principle Board (APB) Opinion No. 25 (APB 25), “Accounting for Stock Issued to Employees”, and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (SFAS No. 123), “Accounting for Stock-Based Compensation.” Under APB 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

At December 31, 2004, the Company had one stock-based employee compensation plan, which is described more fully in Note 9 – Stockholders’ Equity. The Company accounts for the plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the determined market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation:

	For the Year Ended December 31,
	2004	2003	2002
	(In Thousands, Except Share Amounts)
Net income (loss) applicable to common stockholders, as reported:	$41,462	$33,643	$(13,086)
Add: stock-based employee compensation expense included in net income (loss)	—	—	—
Less: total stock-based employee compensation expense determined under fair value-based method for all awards	12,122	12,454	8,218

Pro forma net income (loss) applicable to common stockholders	$29,340	$21,189	$(21,304)

As reported net income (loss) per share—basic	$0.40	$0.32	$(0.13)
As reported net income (loss) per share—diluted	$0.39	$0.32	$(0.13)
Pro forma net income (loss) per share —basic	$0.28	$0.20	$(0.21)
Pro forma net income (loss) per share —diluted	$0.28	$0.20	$(0.21)

The per share weighted-average fair value of employee options granted during the year ended December 31, 2004, 2003 and 2002 was $8.02, $11.42 and $6.28, respectively, on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2004	2003	2002
Average risk-free interest rate	3.65%	3.28%	2.11%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	5 years	5 years	3 years
Expected volatility	65%	72%	62%

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004)(SFAS No. 123(R)), “Share-Based Payment,” which is a revision of SFAS No. 123, (See Note 1(s) – Impact of Recently Issued Accounting Pronouncements).

(o) Comprehensive Income

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

The following table sets forth the components of comprehensive income:

	2004	2003	2002
	(In Thousands)
Net income	$61,602	$53,783	$7,054
Other comprehensive income (net of tax of $1,536, $251 and $2,504, respectively):
Derivative and hedging activities	2,454	401	6,047
Comprehensive income	$64,056	$54,184	$13,101

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

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

(q) Net Income (Loss) Applicable to Common Stockholders

In July 2000, the Company completed a private placement of $310.0 million of 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (HIGH TIDES), at $1,000 per security. Dividends accrued on the HIGH TIDES at 6 1/2% per annum from the date of original issuance. Dividends were paid quarterly in arrears, commencing October 15, 2000. The net income (loss) applicable to common stockholders for the years ended December 31, 2004, 2003 and 2002, is the net income less the dividends of approximately $20.1 million paid in each year on the HIGH TIDES. In February 2005, the Company redeemed the outstanding HIGH TIDES using the net proceeds of its offering of $200.0 million 6 3/8% senior subordinated notes due 2013, borrowings under its revolving credit facility and available excess cash (See Note 15 – Subsequent Events).

(r) Earnings Per Share

Earnings per share (EPS) is based on the weighted average number of common and diluted common equivalent shares for stock options and warrants outstanding during the period the calculation is made, divided into the net income applicable to common stockholders. Diluted common equivalent shares consist of shares issuable upon the exercise of stock options and warrants, using the treasury stock method. For the year ended December 31, 2002, approximately $4,021,000 attributable to proceeds from the exercise of outstanding options was excluded from the calculation of diluted EPS because the effect was antidilutive.

(s) Impact of Recently Issued Accounting Pronouncements

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This Statement amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements. The disclosures required by SFAS No. 148 are included in Note 1 to the consolidated financial statements.

In January 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51.” This interpretation of ARB No. 51, “Consolidated Financial Statements,” requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective immediately for all new variable interest entities created or acquired after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of FIN 46, as amended, are effective for the first reporting period ending after March 15, 2004. In December 2003, the FASB issued Financial Accounting Standards Board Interpretation No. 46 (revised December 2003), FIN 46(R) “Consolidation of Variable Interest Entities.” FIN 46(R), among other things, defers the effective date of implementation for certain entities. The revised interpretation is effective for the first interim or annual reporting period ending after March 15, 2004, with the exception of structures that are commonly referred to as special-purpose entities, for which the statement is effective for periods ending after December 15, 2003. The adoption of FIN 46(R) did not have a material impact on the Company’s financial statements.

In September 2004, the Emerging Issues Task Force issued Topic D-108 (Topic D-108), “Use of the Residual Method to Value Acquired Assets Other than Goodwill.” For some of the Company’s acquisitions completed prior to its adoption of Statement of Financial Accounting Standard No. 141 (SFAS No. 141), “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of,” on July 1, 2001, the Company allocated a portion of the purchase price to the acquisition’s tangible assets in accordance with a third party appraisal, with substantially all of the remaining purchase price being allocated to FCC license. This allocation method is commonly referred to as the residual method. Since the adoption of SFAS No. 141, the Company has obtained independent appraisals of the FCC licenses of stations acquired in order to perform its purchase price allocation. Topic D-108 prohibits the use of the residual method for all assets acquired in a business combination completed after September 29, 2004. Further, companies that have applied the residual method to the valuation of intangible assets for purposes of impairment testing should perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004. The Company has determined that the adoption of this standard will not have a material impact on the Company’s consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004)(SFAS No. 123(R)), “Share-Based Payment,” which is a revision of SFAS No. 123. SFAS No. 123(R) supersedes APB Opinion No. 25(APB No. 25), “Accounting for Stock Issued to Employees,” and amends SFAS No. 95, “Statement of Cash Flows.” SFAS No. 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition.

SFAS No. 123(R) must be adopted no later than July 1, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued. We expect to adopt SFAS No. 123(R) on July 1, 2005.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

1.	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

2.	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company plans to adopt SFAS No. 123(R) using the modified-prospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB No. 25’s intrinsic value method and, as such, recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123(R)’s fair value method will have a significant impact on the Company’s results of operations, although it will have no impact on its overall financial position. The impact of adoption of SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to its consolidated financial statements. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption. While the Company cannot estimate what those amounts will be in the future (because they depend on, among other things, when employees exercise stock options), the amount of operating cash flows recognized in prior periods for such excess tax deductions were $460,000, $480,000 and $372,000 in 2004, 2003 and 2002, respectively.

2. ACQUISITIONS AND DISPOSITIONS:

In November 2004, the Company completed the acquisition of the assets of WABZ-FM, a radio station located in the Charlotte metropolitan area. Upon completing the acquisition, the Company consolidated the station with its existing Charlotte operations, changed the call sign to WPZS-FM and reformatted the station. The total acquisition price was approximately $11.5 million in cash. The Company initially allocated the full value of the purchase price to radio broadcasting licenses on the Company’s consolidated balance sheet as of December 31, 2004. Upon completion of this purchase price allocation in February 2005, the current allocation was adjusted. The Company began broadcasting WPZS-FM in November 2004.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

In October 2004, the Company completed the acquisition of the outstanding stock of New Mableton Broadcasting Corporation, which owns WAMJ-FM, a radio station located in the Atlanta metropolitan area. The Company had operated WAMJ-FM under a local management agreement since August 2001. New Mableton Broadcasting Corporation’s majority shareholder was an entity controlled by the Company’s Chief Executive Officer and President. The total acquisition price was approximately $35.0 million in cash. The Company initially allocated the full value of the purchase price to radio broadcasting licenses on the Company’s consolidated balance sheet as of December 31, 2004. Upon completion of the purchase price allocation in February 2005, the current allocation was adjusted.

In September 2004, the Company completed the acquisition of the assets of KRTS-FM, its third radio station located in the Houston metropolitan area. Upon completing the acquisition, the Company consolidated the station with its existing Houston operations, changed the call sign to KROI-FM and reformatted the station to Spanish-language programming. The acquisition price was approximately $72.5 million in cash, of which $69.8 million and $1.5 million was assigned to FCC license and goodwill, respectively. The Company began broadcasting KROI-FM in September 2004.

In February 2004, the Company completed the acquisition of the assets of WSNJ-FM, a radio station located in the Philadelphia metropolitan area. Upon receiving the necessary regulatory approvals, the Company consolidated the station with its existing Philadelphia operations, changed the call sign to WRNB-FM, and reformatted the station. The acquisition price was approximately $35.0 million in cash. The Company initially allocated the full value of the purchase price to Radio Broadcasting Licenses on the Company’s consolidated balance sheet as of December 31, 2004. Upon completion of the purchase price allocation in January 2005, the current allocation was adjusted. The Company began broadcasting WRNB-FM from our existing Philadelphia facilities in November 2004.

In July 2003, the Company entered into an agreement with an affiliate of Comcast Corporation and other investors to create TV One, an entity formed to launch a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. The Company has committed to make a cash investment of approximately $74.0 million in TV One, of which the Company has already funded approximately $37.0 million. The Company also provides advertising and management services to TV One through January 2009, for which it received additional equity in TV One. The Company recorded the additional equity received in consideration for these services at approximately $17.0 million, based on the cash value of similar equity interests in TV One. In December 2004, TV One entered into a distribution agreement with DIRECTV, Inc. and certain affiliates of DIRECTV, Inc. became investors in TV One. As of December 31, 2004, the Company owned approximately 36% of TV One on a fully-diluted basis, and Comcast owned a slightly smaller stake. See Investment in Affiliated Company for further discussion.

In July 2003, the Company completed the acquisition of the outstanding stock of Hawes-Saunders Broadcast Properties, Inc., owner and operator of WROU-FM (formerly WRNB-FM) licensed to West Carrollton, OH, for approximately $9.2 million in cash. The Company began operating the station under a local marketing agreement (LMA) in March 2003. The acquisition also resulted in the recording of approximately $8.8 million of an LMA licenses and approximately $2.2 million of other intangible assets on the Company’s consolidated balance sheet as of December 31, 2004, which includes the recording of a deferred tax liability of $2.1 million for the difference in book and tax basis in the assets acquired from the purchase price being in excess of the net book value of the acquired entity.

In conjunction with the Company’s August 2001 purchase of Blue Chip Broadcasting, Inc., the Company began operating WEGK-FM (formerly WBLO-FM), licensed to Charlestown, Indiana, under an LMA and obtained an option to purchase the station. In February 2003 the Company completed the acquisition for approximately $2.3 million in cash.

In April 2002, the Company completed the acquisition of the assets of WHTA-FM (formerly WPEZ-FM), licensed to Hampton, Georgia, from U.S. Broadcasting Limited Partnership for approximately $56.0 million. The Company had been operating the station under an LMA since September 2001.

3. PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the related estimated useful lives. Property and equipment consists of the following:

	December 31,		Estimated Useful Lives
	2004	2003
	(In Thousands)
PROPERTY AND EQUIPMENT:
Land and improvements	$4,405	$4,191	—
Building and improvements	2,178	1,939	31 years
Transmitters and towers	23,450	20,683	7-15 years
Equipment	44,420	42,314	3-7 years
Leasehold improvements	9,346	8,234	Lease Term
Construction-in-progress	5,654	2,547

	89,453	79,908
Less: Accumulated depreciation	(44,626)	(37,233)

Property and equipment, net	$44,827	$42,675

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Depreciation expense for the years ended December 31, 2004, 2003 and 2002, was $11,882,000, $10,612,000 and $9,218,000, respectively.

Repairs and maintenance costs are expensed as incurred.

4. GOODWILL AND INTANGIBLE ASSETS:

In June 2001, FASB issued Statement of Financial Accounting Standard No. 142 (SFAS No. 142), “Goodwill and Other Intangible Assets.” Upon adopting the transitional rules of SFAS No. 142, the Company recorded an impairment charge of approximately $23.2 million, net of an income tax benefit of $14.5 million in the first quarter of 2002, as the carrying value of certain of the Company’s radio FCC licenses exceeded the appraised fair value. In accordance with SFAS No. 142, the Company has reflected this charge as a cumulative effect of an accounting change, effective January 1, 2002, in its statement of operations.

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

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2004 and 2003:

	December 31,
	2004	2003
	(In Thousands)
Balance as of January 1	$114,516	$79,002
Acquisitions	2,349	2,514
Purchase price allocation adjustment	—	33,000

Balance as of December 31	$116,865	$114,516

Other intangible assets, excluding goodwill and radio broadcasting licenses are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	December 31,		Period of Amortization
	2004	2003
	(In Thousands)
Trade names	$26,312	$26,264	2-5 Years
Debt financing costs	14,540	14,336	Term of debt
Favorable transmitter site and other intangibles	4,510	4,498	6-60 Years
Non-compete agreements	223	223	3 Years

	$45,585	$45,321
Less: Accumulated amortization	(32,601)	(25,843)

Other intangible assets, net	$12,984	$19,478

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Amortization expense for the years ended December 31, 2004, 2003 and 2002, was $5,052,000, $7,466,000 and $8,422,000, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The following table presents the Company’s estimate of amortization expense for each of the five succeeding years for intangible assets, excluding goodwill, FCC licenses, and deferred financing costs.

(In Thousands)
2005	$1,556
2006	301
2007	111
2008	99
2009	93

Future amortization expense may vary as a result of future acquisitions and dispositions.

5. INVESTMENT IN AFFILIATED COMPANY:

In July 2003, the Company entered into an agreement with an affiliate of Comcast Corporation and other investors to create TV One, an entity formed to launch a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. The Company has committed to make a cash investment of approximately $74.0 million in TV One, of which the Company has already funded approximately $37.0 million. In December 2004, TV One entered into a distribution agreement with DIRECTV, Inc. and certain affiliates of DIRECTV became investors in TV One. As of December 31, 2004, the Company owned approximately 36% of TV One on a fully converted basis, and Comcast owned a slightly smaller stake.

The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the year ended December 31, 2004, the Company’s allocable share of TV One’s losses was approximately $3.9 million.

In the fourth quarter of 2004, the Company recorded a $2.1 million reduction in the equity in losses of TV One to adjust its investment account to reflect the Company’s claim on the net equity of TV One using a hypothetical liquidation at book value approach. Previously, the Company recognized its estimate of its share of losses of TV One based on its ownership percentage of total TV One capital on a fully converted basis upon full satisfaction of all members’ capital commitments in TV One. This adjustment was not material to prior quarters’ results of operations. As a result, the Company has recorded equity in losses of TV One of $3.9 million for 2004, and $6.0 million on a cumulative basis since inception.

Under the hypothetical liquidation at book value approach, the increase in the Company’s claim on the change in net assets of TV One resulting from the new equity contributed to TV One by other investors of $2.8 million has been recorded as an increase to additional paid-in capital of Radio One in accordance with SEC Staff Accounting Bulletin No. 51, Accounting for Sales of Stock by a Subsidiary.

The Company also entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, which expires in January 2009, the Company is providing TV One with administrative and operational support services and access to Company personalities. As these services are provided to TV One, the Company is receiving additional equity in TV One. Additionally, TV One pays the Company an annual service fee of $500,000 in cash. Under the advertising services agreement, the Company is providing a specified amount of advertising to TV One over a term of five years ending in January 2009. As these services are provided to TV One, the Company is receiving additional equity in TV One.

The Company is accounting for these services transactions in accordance with EITF 00-8, Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services. As these services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, this has been determined to be the underlying advertising time that is being provided to TV One. For the network services agreement, this has been determined to be the equity received in TV One; as a result, the Company is re-measuring the fair value of the equity received to complete its obligations under the network services agreement in each subsequent reporting period as the services are provided. For the years ended December 31, 2004 and 2003, the Company has recognized $1.9 million and $0.6 million of revenues relating to these two agreements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

6. DERIVATIVE INSTRUMENTS:

During 2002, the Company entered into four fixed rate swap agreements to reduce exposure to interest rate fluctuations on certain floating rate debt commitments. The Company accounts for swap agreements under the mark-to-market method of accounting.

The swap agreements had the following terms:

Agreement	Notional Amount	Expiration	Fixed Rate
No. 1	$25.0 million	June 7, 2004	3.51%
No. 2	50.0 million	December 4, 2004	2.55%
No. 3	50.0 million	December 5, 2005	3.01%
No. 4	100.0 million	October 5, 2006	3.39%

Each swap agreement has been accounted for as a qualifying cash flow hedge of the Company’s senior bank term debt in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instruments as reflected on the accompanying balance sheets.

Under the swap agreements, the Company pays the fixed rate listed in the table above plus a spread based on its leverage ratio (as defined in its bank credit facility). The counterparties to the agreements pay the Company a floating interest rate based on the three-month LIBOR (measurement and settlement is performed quarterly). The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments as of December 31, 2004 to be a liability of approximately $200,000. The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are parties to the Company’s swap agreements contracts. The fair value is an estimate of the net amount that the Company would pay on December 31, 2004 if the agreements were transferred to other parties or cancelled by the Company.

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

7. LONG-TERM DEBT:

Long-term debt consists of the following:

	December 31,
	2004	2003
	(In Thousands)
8 7/8% senior subordinated notes	$300,000	$300,000
Bank credit facility	320,000	297,500
Capital lease obligations	28	35

Total long-term debt	620,028	597,535
Less: current portion	(70,008)	(52,500)

Long term debt, net of current portion	$550,020	$545,035

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Senior Subordinated Notes

In May 2001, the Company closed a private placement of $300.0 million of 8 7/8% senior subordinated notes, realizing net proceeds of $291.8 million. The Company recorded $8.2 million in deferred offering costs which are being amortized to interest expense over the life of the notes using the effective interest rate method.

Bank Credit Facility

In July 2000, the Company established various credit facilities under an agreement with a group of financial institutions whereby the Company may borrow up to $750.0 million. This agreement was subsequently amended on March 18, 2002 to provide a new facility under which the Company may borrow up to $600.0 million. The bank credit facility contains covenants limiting the Company’s ability to incur additional debt and additional liens, make dividend and other payments with respect to the Company’s equity securities, make new investments and sell assets. This bank credit facility also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit the Company’s ability to borrow or otherwise raise funds in the credit and capital markets.

The bank credit facility consists of a Term A Loan in an amount up to $350.0 million and a credit line (Revolver) in an amount up to $250.0 million that may be borrowed on a revolving basis. The interest rate on the bank credit facility is LIBOR plus a spread based on the Company’s leverage ratio, as defined in the credit agreement. The credit facility requires quarterly interest payments. The credit facility also requires minimum quarterly principal payments, which commenced March 31, 2003 and $175.0 million remained available (subject to various covenant restrictions) to be drawn down from the Revolver. The loans mature in June 2007. The weighted average interest rate for the bank credit facility was 7.29%, 5.30% and 3.30% in 2002, 2003 and 2004, respectively.

The Company’s bank credit facility and the agreements governing the other outstanding debt contain covenants that restrict, among other things, the ability of the Company to incur additional debt, pay cash dividends, purchase capital stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.

Future minimum principal payments of long-term debt as of December 31, 2004 are as follows:

	Senior Subordinated Notes	Bank Credit Facility	Capital Leases
	(In Thousands)
2005	$—	$70,000	$8
2006	—	87,500	7
2007	—	162,500	7
2008	—	—	6
2009	—	—	—
2010 and thereafter	300,000	—	—

Total long-term debt	$300,000	$320,000	$28

In February 2005, the Company amended its bank credit facility (See Note 15 – Subsequent Events).

8. FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following table presents the carrying amounts and estimated fair values of the Company’s financial instruments at December 31, 2004 and 2003. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

	December 31,
	2004		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In Thousands)
Financial assets:
Cash and cash equivalents	$10,391	$10,391	$38,010	$38,010
Short term investments	10,000	10,000	40,700	40,700
Trade accounts receivable	61,830	61,830	62,331	62,331
Financial liabilities:
Accounts payable	8,933	8,933	7,221	7,221
Accrued interest	14,221	14,221	14,154	14,154
Accrued compensation and related benefits	16,282	16,282	14,038	14,038
Total long-term debt	620,028	654,153	597,535	629,035

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

9. STOCKHOLDERS’ EQUITY:

Capitalization

As of December 31, 2004, the Company had authorized 30,000,000 shares of Class A common stock, which is entitled to one vote per share; 150,000,000 shares of Class B common stock, which is entitled to ten votes per share; 150,000,000 shares of non-voting Class C common stock; and 150,000,000 shares of non-voting Class D common stock.

Also, as of December 31, 2004, the Company had authorized 1,000,000 shares of convertible preferred stock of which 310,000 shares were designated 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (HIGH TIDES). Dividends on the HIGH TIDES were payable on January 15, April 15, July 15, and October 15 of each year, commencing October 15, 2000. Aggregate dividends were $20,140,000 for each of the years ended December 31, 2004, 2003 and 2002, respectively. The HIGH TIDES were non-voting. Starting in July 2003, and continuing for two years, the Company had the right (but not the requirement) to redeem up to $310.0 million of its HIGH TIDES for cash. Depending on the underlying price of the Company’s Class D common stock at the time of settlement for the redemption (if elected by the Company), the Company would have had to fund up to 100% of the amount of the HIGH TIDES to be redeemed in cash, although lesser amounts would be required if certain holders of the HIGH TIDES elected to receive shares of Class D common stock in lieu of cash. In February 2005, the Company redeemed the outstanding HIGH TIDES using the net proceeds of its offering of $200.0 million 6 3/8% senior subordinated notes due 2013, borrowings under its revolving credit facility and available excess cash (See Note 15 – Subsequent Events).

1999 Stock Option and Restricted Stock Grant Plan

Effective March 19, 1999, the Company adopted the 1999 Stock Option and Restricted Stock Grant Plan (Plan) under which employees, consultants, and non-employee directors may be granted options to purchase shares of Class A and Class D common stock of the Company. The Company originally authorized 1,408,099 shares of Class A common stock and 3,816,198 shares of Class D common stock for issuance under the Plan. The options are exercisable in installments determined by the compensation committee of the Company’s board of directors. The options expire as determined by the committee, but no later than ten years from the date of grant. On April 11, 2002, the Company’s board of directors voted to increase the number of shares of Class D common stock issuable under the Plan to 5,816,198 and to incorporate all prior amendments into the Plan. This amendment to the Plan was approved by the Company’s stockholders on May 14, 2002. On March 9, 2004, the Company’s board of directors voted to increase the number of shares of Class D common stock issuable under the Plan to 10,816,198 and to incorporate all prior amendments to the Plan. This amendment to the Plan was approved by the Company’s stockholders on May 26, 2004.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Transactions and other information relating to the Plan for the years ended December 31, 2004, 2003 and 2002 are summarized below:

	Year Ended December 31,
	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Balance, beginning of period	5,091,000	$15.43	4,021,000	$14.02	3,189,000	$13.65
Granted	1,633,000	14.84	1,470,000	18.63	1,097,000	14.59
Cancelled	(375,000)	16.86	(228,000)	15.22	(164,000)	14.43
Exercised	(109,000)	11.03	(172,000)	10.09	(101,000)	7.72

Balance, end of period	6,240,000	$15.26	5,091,000	$15.43	4,021,000	$14.02

Exercisable, end of period	3,084,000	$14.60	1,663,282	$14.14	919,000	$12.53

At December 31, 2004, there were 5,416,857 shares available under the plan for future grants. At December 31, 2004, all options have been issued to employees and directors.

Options Outstanding				Options Exercisable
Range of Exercise Price	Options	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$ 7.50 to $ 7.96	262,000	5.30	$7.58	262,000	$7.58
$ 7.97 to $13.26	189,000	4.21	8.12	189,000	8.12
$13.27 to $18.57	4,415,000	7.93	14.73	2,167,000	14.78
$18.58 to $26.53	1,374,000	8.59	19.43	466,000	20.33

	6,240,000		$15.26	3,084,000	$14.60

10. INCOME TAXES:

Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

The Company acquired the stock of one company in each of the years ended December 31, 2004 and 2003. Associated with these stock purchases, the Company allocated the purchase price to the related assets acquired, with the excess purchase price (if any) allocated to goodwill. Usually, in a stock purchase, for income tax purposes, the underlying assets of the acquired companies retain their historical tax basis. Accordingly, the Company recorded a deferred tax liability of approximately $2.1 million in 2003 related to the difference between the book and tax basis for all of the assets acquired (excluding nondeductible goodwill). The Company expects to complete the purchase price allocation for the 2004 stock acquisition during 2005, and will determine the need for a deferred tax liability for basis differences at that time.

A reconciliation of the statutory federal income taxes to the recorded income tax provision is as follows:

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Statutory tax (@ 35% rate)	$35,112	$30,185	$21,764
Effect of state taxes, net of federal	4,324	3,611	2,740
Other	(719)	(1,334)	778

Provision for income taxes	$38,717	$32,462	$25,282

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2004	2003	2002
	(In Thousands)
Federal:
Current	$—	$—	$—
Deferred	32,042	26,906	21,067
State:
Current	570	569	545
Deferred	6,105	4,987	3,670

Provision for income taxes	$38,717	$32,462	$25,282

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement and tax basis of assets and liabilities. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2004 and 2003 are as follows:

	2004	2003
	(In Thousands)
Deferred tax assets—
Allowance for doubtful accounts	$1,923	$2,404
Accruals	1,790	2,542
Other	506	1,376

Total current tax assets	4,219	6,322
Interest expense	138	1,675
FCC and other intangibles amortization	15,293	19,692
Net Operating Loss carryforward	68,184	59,307
Other	1,177	1,339

Total deferred tax assets	89,011	88,335

Deferred tax liabilities—
Prepaid Expenses	(183)	(528)

Total current deferred tax liabilities	(183)	(528)
Intangible assets	(195,981)	(155,964)
Depreciation	(416)	(1,133)
Other	(2,717)	(424)

Total deferred tax liabilities	(199,297)	(158,049)

Net deferred tax liabilities	$(110,286)	$(69,714)

The Company acquired approximately $3.3 million of net operating loss (NOL) carryforwards related to the purchase of Hawes-Saunders Broadcast Properties, Inc. in July 2003. As of December 31, 2004, the Company had an NOL carryforward of approximately $174.2 million, which is recorded as a deferred tax asset. The NOL carryforwards expire beginning in 2018 through 2024. The Company’s utilization of these net operating loss carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code.

11. RELATED PARTY TRANSACTIONS:

The Company leased office space in 2004, 2003 and 2002 from a partnership in which the Company’s Chief Executive Officer (CEO) and Chairperson are partners. Total rent paid to the partnership in each of the years ended December 31, 2004, 2003 and 2002 was approximately $119,000, $218,000, and $216,000, respectively. Effective June 28, 2004, the partnership sold the property to a third party. On that date, the Company entered into a new lease that expired in January 2005, after which the Company relocated to a new facility.

The Company’s CEO and Chairperson own a music company called Music One, Inc. The Company sometimes engages in promoting the recorded music product of Music One, Inc.

Three officers of the Company, the CEO, Chief Financial Officer (CFO) and the Chief Administrative Officer, purchased 1,500,000 shares of the Company’s Class D common stock, 333,334 shares of the Company’s Class A common stock and 666,666 of the company’s Class D common stock, and 250,000 shares of the Company’s Class D common stock, respectively. The stock was purchased with the

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

proceeds of full recourse loans from the Company in the amounts of $21,105,000, $7,000,000 and $2,005,000, respectively, with accrued interest as of December 31, 2004, of $2,489,000, $1,729,000 and $401,000, and as of December 31, 2003, of $3,275,000, $1,313,000 and $319,000, respectively. The CEO made an interest payment on his loan in the amount of $2.0 million in December 2004. The CEO made a further repayment of $17.8 million on his loan in February 2005 and repaid the balance of the loan of approximately $6.0 million in March 2005. (See Note 15 – Subsequent Events).

The Company also had loans outstanding to the Company’s CEO, CFO and Chief Operating Officer in the amounts of $380,000, $88,000 and $262,000, respectively, with accrued interest as of December 31, 2004, of $163,000, $31,000 and $99,000, and as of December 31, 2003, of $134,000, $25,000 and $80,000, respectively. The loans are due on demand and bear interest at 5.6%. In March 2005, the CEO repaid the balance of his loan of approximately $549,000 in full. (See Note 15 – Subsequent Events).

In February 2002, the Company’s CFO exercised a contractual right to receive a non-interest-bearing loan in the amount of $750,000. The loan was paid in full in January 2005. (See Note 15 – Subsequent Events).

In August 2001, the Company entered into an LMA with New Mableton Broadcasting Corporation (NMBC). NMBC owns WAMJ-FM, a radio station located in the Atlanta metropolitan area. NMBC’s majority shareholder was an entity controlled by the Company’s CEO. Total fees paid under this agreement were approximately $154,000, $223,000 and $152,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Additionally, the Company had a receivable from this company of approximately $630,000 as of December 31, 2003 and 2002. In October 2004, following the receipt of the necessary regulatory approvals, the Company completed the acquisition of the outstanding stock of NMBC. The terms of this acquisition were approved by an independent committee of the Company’s board of directors and a fairness opinion was obtained from an independent third party. The Company paid a total acquisition price of approximately $35.0 million in cash, of which approximately $10.0 million was paid in available cash and $25.0 million was paid through a drawdown on the Company’s bank credit facility. The receivable of approximately $630,000 due from NMBC was also settled upon the completion of the acquisition.

12. PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its board of directors. The Company made no contributions to the plan during 2004, 2003 or 2002.

13. COMMITMENTS AND CONTINGENCIES:

FCC Broadcast Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by FCC that have a maximum term of eight years prior to renewal. The Company’s FCC broadcast licenses expire at various times through October 1, 2012. Although the Company may apply to renew its FCC broadcast licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Network Organization Agreement

Pursuant to a network organization agreement, on July 18, 2003 the Company and certain other investors formed a limited liability company, TV One for the purpose of developing and distributing a new television programming service in the United States. The Company is committed to provide funding of $74.0 million to TV One. As of December 31, 2004, the Company had capital contributions totalling $37.0 million under this agreement.

Royalty Agreements

The Company has entered into fixed and variable payment agreements with performance rights organizations that expire as late as 2009. During the years ended December 31, 2004, 2003 and 2002, the Company incurred expenses of $8.7 million, $9.5 million and $10.1 million, respectively, related to these agreements.

Leases

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities and noncancelable capital leases for equipment that expire over the next 20 years. The future minimum lease payments and rentals under noncancelable leases as of December 31, 2004 are:

	Capital Lease Payments	Operating Lease Payments
	(In Thousands)
Year ending December 31:
2005	$8	$5,385
2006	7	5,228
2007	7	5,139
2008	6	4,993
2009	—	4,526
Thereafter	—	11,751

Total	$28	$37,022

Less amount representing interest	2

Present value of net minimum lease payments	$26
Less current maturities	8

Long-term obligations	$18

Rent expense for 2004, 2003 and 2002 was approximately $6,321,000, $5,913,000, and $5,747,000, respectively. The total cost of assets under capital lease as of December 31, 2004 was approximately $35,000.

Other Contingencies

The Company has been named as a defendant in several legal actions occurring in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these matters will not have a material adverse effect on the Company’s financial position or results of operations.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

14. QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In Thousands, except Shares Outstanding and Per Share Amounts)
2004:
Net broadcast revenue	$69,662	$86,210	$84,366	$79,523
Operating income	$25,414	$39,153	$38,600	$38,127
Net income	$8,791	$17,459	$16,768	$18,584
Net income applicable to common stockholders	$3,756	$12,424	$11,733	$13,549
Net income per share—basic and diluted	$0.04	$0.12	$0.11	$0.13

Weighted average shares outstanding—basic	104,856,000	104,954,000	104,987,000	105,000,000
Weighted average shares outstanding—diluted	105,590,000	105,546,000	105,303,000	105,231,000

2003:
Net broadcast revenue	$63,430	$80,912	$81,456	$77,352
Operating income	$20,921	$35,288	$37,490	$33,386
Net income	$6,910	$15,678	$16,716	$14,479
Net income applicable to common stockholders	$1,875	$10,643	$11,681	$9,444
Net income per share—basic and diluted	$0.02	$0.10	$0.11	$0.09

Weighted average shares outstanding—basic	104,576,000	104,606,000	104,649,000	104,649,000
Weighted average shares outstanding—diluted	104,863,000	105,141,000	105,185,000	105,184,000

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

During the fourth quarter of 2004, the Company modified its methodology for estimating its equity in the operating results of TV One. As a result of this modification, the Company adjusted its previously recorded equity losses in TV One, leading to the recognition of a non-cash equity gain of approximately $2.0 million during the fourth quarter of 2004 and a cumulative non-cash equity loss of $3.9 million for 2004. See Note 5—Investment in Affiliated Company for further discussion.

15. SUBSEQUENT EVENTS:

In January 2005, the Company’s CFO repaid, in full, a loan of $750,000 that was extended to him by the Company in 2002. The repayment was effected using a combination of cash and 20,000 shares of the Company’s Class D common stock. All shares transferred to the Company in satisfaction of these loans have been retired by the Company.

In February 2005, the Company’s CEO repaid approximately $17.8 million on a loan that was extended to him by the Company in 2001. The repayment was effected using 1,125,000 shares of the Company’s Class D common stock. All shares transferred to the Company in satisfaction of these loans have been retired by the Company. In March 2005, the CEO repaid the balance of the loan of approximately $6.0 million in cash. Also in March 2005, the CEO repaid in full, and in cash, the balance of another loan extended to him by the Company in the amount of approximately $549,000.

In February 2005, the Company amended certain provisions of its bank credit facility to permit, among other things, the issuance of additional subordinated indebtedness.

In February 2005, the Company completed the private placement of $200.0 million of its 6 3/8% subordinated senior notes. The notes mature in February 2013 and interest on the notes is payable in cash on February 15 and August 15 of each year, beginning August 15, 2005. The net proceeds from the sale of the notes were approximately $195.5 million.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

In February 2005, the Company redeemed all of its outstanding HIGH TIDES in the aggregate sum of approximately $310.0 million. This redemption was financed with the net proceeds of the sale of Company’s 6 3/8% subordinated senior notes due 2013, borrowings under its revolving credit facility, and available excess cash.

Also in February 2005, the Company completed the acquisition of 51% of the common stock of Reach Media, Inc. for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D common stock. Reach was founded in 2003 by Tom Joyner, its Chairman, and David Kantor, its Chief Executive Officer, to operate the Tom Joyner Morning Show and related businesses. Mr. Joyner is a leading nationally syndicated radio personality. The Tom Joyner Morning Show is broadcast on over 115 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach also operates the Tom Joyner Sky Show, the Tom Joyner Family Reunion and various other special event-related activities. Additionally, Reach operates BlackAmericaWeb.com, an African-American targeted Internet destination, and airs a television program on TV One.

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company’s restricted subsidiaries (Subsidiary Guarantors) have fully and unconditionally guaranteed the Company’s 8 7/8% senior subordinated notes due 2011.

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of December 31, 2004 and 2003, and for each of the three years ended December 31, 2004. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

As of December 31, 2004

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$192	$10,199	—	$10,391
Short term investments	—	10,000	—	10,000
Trade accounts receivable, net of allowance for doubtful accounts	29,773	32,057	—	61,830
Prepaid expenses and other	1,020	1,825	—	2,845
Income tax receivable	—	3,650	—	3,650
Deferred tax asset	2,282	1,754	—	4,036

Total current assets	33,267	59,485	—	92,752
PROPERTY AND EQUIPMENT, net	26,349	18,478	—	44,827
INTANGIBLE ASSETS, net	1,924,945	6,100	—	1,931,045
INVESTMENT IN SUBSIDIARIES	—	1,954,344	(1,954,344)	—
INVESTMENT IN AFFILIATED COMPANY	—	37,384	—	37,384
OTHER ASSETS	807	4,326	—	5,133

Total assets	$1,985,368	$2,080,117	$(1,954,344)	2,111,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,274	$7,659	$—	$8,933
Accrued expenses	5,633	32,913	—	38,546
Fair value of derivative instruments	—	246	—	246
Other current liabilities	356	265	—	621
Current portion of long-term debt	8	70,0080	—	70,008

Total current liabilities	7,271	111,083	—	118,354
LONG-TERM DEBT, net of current portion	18	550,002	—	550,020
DEFERRED INCOME TAX LIABILITY	23,735	90,587	—	114,322

Total liabilities	31,024	751,672	—	782,696

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Common stock	—	105	—	105
Accumulated comprehensive income adjustments	—	(151)	—	(151)
Stock subscriptions receivable	—	(34,731)	—	(34,731)
Additional paid-in capital	1,276,574	1,416,284	(1,276,574)	1,416,284
Accumulated deficit	677,770	(53,062)	(677,770)	(53,062)

Total stockholders’ equity	1,954,344	1,328,445	(1,954,344)	1,328,445

Total liabilities and stockholders’ equity	$1,985,368	$2,080,117	$(1,954,344)	$2,111,141

The accompanying notes are an integral part of these consolidating financial statements.

25

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

As of December 31, 2003

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In Thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$414	$37,596	$—	$38,010
Short term investments	—	40,700	—	40,700
Trade accounts receivable, net of allowance for doubtful accounts	29,930	32,401	—	62,331
Prepaid expenses and other	605	975	—	1,580
Income tax receivable	—	3,650	—	3,650
Deferred income tax asset	2,282	3,512	—	5,794

Total current assets	33,231	118,834	—	152,065
PROPERTY AND EQUIPMENT, net	27,974	14,701	—	42,675
INTANGIBLE ASSETS, net	1,763,295	18,963	—	1,782,258
INVESTMENT IN SUBSIDIARIES	—	1,793,927	(1,793,927)	—
INVESTMENT IN AFFILIATED COMPANY	—	17,986	—	17,986
OTHER ASSETS	963	5,514	—	6,477

Total assets	$1,825,463	$1,969,925	$(1,793,927)	$2,001,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$821	$6,400	$—	$7,221
Accrued expenses	6,798	31,227	—	38,025
Fair value of derivative	—	4,236	—	4,236
Other current liabilities	148	369	—	517
Current portion of long-term debt	—	52,500	—	52,500

Total current liabilities	7,767	94,732	—	102,499
LONG-TERM DEBT, net of current portion	34	545,001	—	545,035
DEFERRED INCOME TAX LIABILITY	23,735	51,773	—	75,508

Total liabilities	31,536	691,506	—	723,042

STOCKHOLDERS’ EQUITY:
Common stock	—	105	—	105
Accumulated other comprehensive loss	—	(2,605)	—	(2,605)
Stock subscriptions receivable	—	(35,017)	—	(35,017)
Additional paid-in capital	1,188,797	1,410,460	(1,188,797)	1,410,460
Accumulated deficit	605,130	(94,524)	(605,130)	(94,524)

Total stockholders’ equity	1,793,927	1,278,419	(1,793,927)	1,278,419

Total liabilities and stockholders’ equity	$1,825,463	$1,969,925	$(1,793,927)	$2,001,461

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2004

	Combined Guarantor Subsidiaries	Radio One, Inc	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In Thousands)
NET BROADCAST REVENUE	$163,674	$156,087	$—	$319,761

OPERATING EXPENSES:
Program and technical	26,824	26,534	—	53,358
Selling, general and administrative	52,519	38,998	—	91,517
Corporate expenses	—	16,658	—	16,658
Depreciation and amortization	11,163	5,771	—	16,934

Total operating expenses	90,506	87,961	—	178,467

Operating income	73,168	68,126	—	141,294
INTEREST INCOME	12	2,512	—	2,524
INTEREST EXPENSE, including amortization of deferred financing costs	120	39,491	—	39,611
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	3,905	—	3,905
OTHER INCOME (EXPENSE)	(420)	437	—	17

Income before provision for income taxes	72,640	27,679	—	100,319
PROVISION FOR INCOME TAXES	—	38,717	—	38,717

Income (loss) after provision for income taxes	72,640	(11,038)	—	61,602
EQUITY IN NET INCOME OF SUBSIDIARIES	—	72,640	(72,640)	—

Net income	$72,640	$61,602	$(72,640)	$61,602

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$72,640	$41,462		$41,462

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2003

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In Thousands)
NET BROADCAST REVENUE	$150,332	$152,818	$—	$303,150

OPERATING EXPENSES:
Program and technical	26,298	25,198	—	51,496
Selling, general and administrative	52,291	39,866	—	92,157
Corporate expenses	—	14,334	—	14,334
Depreciation and amortization	12,072	6,006	—	18,078

Total operating expenses	90,661	85,404	—	176,065

Operating income	59,671	67,414	—	127,085
INTEREST EXPENSE	449	40,989	—	41,438
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	2,123	—	2,123
OTHER INCOME, net	85	2,636	—	2,721

Income before provision for income taxes	59,307	26,938	—	86,245
PROVISION FOR INCOME TAXES	—	32,462	—	32,462

Income (loss) after provision for income taxes	59,307	(5,524)	—	53,783
EQUITY IN NET INCOME OF SUBSIDIARIES	—	59,307	(59,307)	—

Net income	$59,307	$53,783	$(59,307)	$53,783

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$33,643		$33,643

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

For the Year Ended December 31, 2002

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In Thousands)
NET BROADCAST REVENUE	$146,603	$149,248	$—	$295,851

OPERATING EXPENSES:
Program and technical	24,993	24,589	—	49,582
Selling, general and administrative	52,795	42,089	—	94,884
Corporate expenses	—	13,765	—	13,765
Depreciation and amortization	10,897	6,743	—	17,640

Total operating expenses	88,685	87,186	—	175,871

Operating income	57,918	62,062	—	119,980
INTEREST EXPENSE, including amortization of deferred financing costs	1,789	57,354	—	59,143
GAIN (LOSS) ON SALE OF ASSETS, net	306	(173)	—	133
OTHER INCOME (EXPENSE), net	108,931	(107,718)	—	1,213

Income (loss) before provision for income taxes and cumulative effect of accounting change	165,366	(103,183)	—	62,183
PROVISION FOR INCOME TAXES	—	25,282	—	25,282

Income before cumulative effect of accounting change	165,366	(128,465)	—	36,901
CUMULATIVE EFFECT OF ACCOUNTING CHANGE, net of taxes	(29,847)	—	—	(29,847)
EQUITY IN INCOME OF SUBSIDIARIES	—	135,519	(135,519)	—

Net income	$135,519	$7,054	$(135,519)	$7,054

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$135,519	$(13,086)		$(13,086)

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2004

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,640	$61,602	$(72,640)	$61,602
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,163	5,771	—	16,934
Amortization of debt financing costs, unamortized discount and deferred interest	—	1,702	—	1,702
Deferred income taxes and reduction in valuation reserve on deferred income taxes	—	38,147	—	38,147
Equity in net loss of affiliated company	—	3,905	—	3,905
Non-cash compensation to officers	—	2,413	—	2,413
Gain on sale of assets, net	—	3	—	3
Effect of change in operating assets and liabilities—
Trade accounts receivable, net	157	446	—	603
Due to Corporate/from Subsidiaries	61,651	(61,651)	—	—
Prepaid expenses and other	(415)	(867)	—	(1,282)
Other assets	84	(279)	—	(195)
Accounts payable	453	1,259	—	1,712
Accrued expenses and other	(935)	(890)	—	(1,825)

Net cash flows from operating activities	144,798	51,561	(72,640)	123,719

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2004

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In Thousands)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(2,913)	$(10,066)	$—	$(12,979)
Investment in Subsidiaries	—	(72,640)	72,640	—
Proceeds from sale of assets	—	19	—	19
Proceeds from sale of short term investments	—	30,700	—	30,700
Equity investments	—	(18,890)	—	(18,890)
Purchase of tower broadcasting rights and other intangible assets	—	(1,666)	—	(1,666)
Deposits and payments for station purchases	(142,107)	(10,575)	—	(152,682)

Net cash flows from investing activities	(145,020)	(83,118)	72,640	(155,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(52,506)	—	(52,506)
Change in interest due on stock subscription receivable	—	286	—	286
Proceeds from credit facility	—	75,000	—	75,000
Deferred financing costs	—	(201)	—	(201)
Payment of preferred stock dividends	—	(20,140)	—	(20,140)
Proceeds from exercise of stock options	—	1,721	—	1,721

Net cash flows from financing activities	—	4,160	—	4,160

DECREASE IN CASH AND CASH EQUIVALENTS	(222)	(27,397)	—	(27,619)
CASH AND CASH EQUIVALENTS, beginning of year	414	37,596	—	38,010

CASH AND CASH EQUIVALENTS, end of year	$192	$10,199	$—	$10,391

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2003

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,307	$53,783	$(59,307)	$53,783
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,072	6,006	—	18,078
Amortization of debt financing costs, unamortized discount and deferred interest	—	1,696	—	1,696
Deferred income taxes and reduction in valuation reserve on deferred income taxes	—	31,893	—	31,893
Equity in net loss of affiliated company	—	2,123	—	2,123
Non-cash compensation to officers	—	1,745	—	1,745
Loss on sale/retirement of assets	(27)	72	—	45
Effect of change in operating assets and liabilities—
Trade accounts receivable, net	391	1,882	—	2,273
Due to Corporate/from Subsidiaries	(51,107)	51,107	—	—
Prepaid expenses and other current assets	289	149	—	438
Other assets	(577)	1,272	—	695
Accounts payable	(417)	427	—	10
Accrued expenses and other	(893)	(2,166)	—	(3,059)

Net cash flows from operating activities	19,038	149,989	(59,307)	109,720

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2003

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In Thousands)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(6,814)	$(4,568)	$—	$(11,382)
Equity investments	—	(19,351)	—	(19,351)
Purchase of short term investments	—	(40,700)	—	(40,700)
Proceeds from sale of short term investments	—	40,700	—	40,700
Proceeds from sale of assets	40	(40)	—	—
Investment in Subsidiaries	—	(59,307)	59,307	—
Purchase of intangible assets	(1,262)	(17)	—	(1,279)
Deposits and payments for station purchases	(11,011)	(1,334)	—	(12,345)

Net cash flows from investing activities	(19,047)	(84,617)	59,307	(44,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(52,500)	—	(52,500)
Payment of preferred stock dividends	—	(20,140)	—	(20,140)
Proceeds from exercise of stock options	—	1,545	—	1,545
Interest on stock subscription receivable	—	(1,673)	—	(1,673)

Net cash flows from financing activities	—	(72,768)	—	(72,768)

DECREASE IN CASH AND CASH EQUIVALENTS	(9)	(7,396)	—	(7,405)
CASH AND CASH EQUIVALENTS, beginning of year	423	44,992	—	45,415

CASH AND CASH EQUIVALENTS, end of year	$414	$37,596	$—	$38,010

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2002

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$135,519	$7,054	$(135,519)	$7,054
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,897	6,743	—	17,640
Amortization of debt financing costs, unamortized discount and deferred interest	—	2,054	—	2,054
Deferred income taxes and reduction in valuation reserve on deferred income taxes	14,065	10,721	—	24,786
Cumulative effect of accounting change, net	29,847	—	—	29,847
Non-cash compensation to officers	—	1,414	—	1,414
Loss on write-off of investments	—	1,532	—	1,532
(Gain) loss on sale of assets, net	(306)	173	—	(133)
Effect of change in operating assets and liabilities—
Trade accounts receivable, net	(3,987)	(3,821)	—	(7,808)
Due to Corporate/from Subsidiaries	(125,162)	125,162	—	—
Income tax receivable	—	111	—	111
Prepaid expenses and other current assets	(282)	102	—	(1800)
Other assets	(2,893)	1,461	—	(1,4320)
Accounts payable	(309)	(261)	—	(570)
Accrued expenses and other	819	(4,313)	—	(3,494)

Net cash flows from operating activities	58,208	148,132	(135,519)	70,821

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2002

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In Thousands)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(5,561)	$(5,410)	$—	$(10,971)
Investment in Subsidiaries	—	(135,519)	135,519	—
Purchase of short term investments	—	(40,700)	—	(40,700)
Proceeds from sale of assets	801,000	(70)	—	731
Equity investments	—	(846)	—	(846)
Deposits and payments for station purchases	(53,085)	(406)	—	(53,491)

Net cash flows from investing activities	(57,845)	(182,951)	135,519	(105,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(130,021)	—	(130,021)
Proceeds from issuance of common stock, net of issuance costs	—	198,812	—	198,812
Payment of preferred stock dividends	—	(20,140)	—	(20,140)
Proceeds from exercise of stock options	—	783	—	783
Interest on stock subscription receivable	—	(1,678)	—	(1,678)

Net cash flows from financing activities	—	47,756	—	47,756

INCREASE IN CASH AND CASH EQUIVALENTS	363	12,937	—	13,300
CASH AND CASH EQUIVALENTS, beginning of year	60	32,055	—	32,115

CASH AND CASH EQUIVALENTS, end of year	$423	$44,992	$—	$45,415

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

INDEX TO SCHEDULES

Schedule II—Valuation and Qualifying Accounts

S-1

RADIO ONE, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2004, 2003, and 2002

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In Thousands)
Allowance for Doubtful Accounts:
2004	$6,179	$5,108	$25	$6,369	$4,943
2003	5,733	6,210	10	5,774	6,179
2002	6,668	4,449	—	5,384	5,733

S-2