Form 10-K/A
period 2004-12-31
RADIO ONE INC
filed 2005-03-24
CIK 1041657

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to our annual report on Form 10-K is being filed to correct the following typographical errors in the financial statements of our original report on Form 10-K filed on March 16, 2005: (i) The reported amount for “Total current liabilities” on the Consolidated Balance Sheet as of December 31, 2004 was incorrectly stated as $118,346 (in thousands). The correct amount is $118,354 (in thousands); (ii) The reported amount for “Current portion of long-term debt” as of December 31, 2004 under the column “Radio One, Inc.” on the Consolidating Balance Sheet as of December 31, 2004 was incorrectly stated as $70,0080 (in thousands). The correct amount is $70,000 (in thousands); (iii) The reported amount for “Prepaid expenses and other current assets” on the Consolidating Statements of Cash Flows for the year ended December 31, 2002 was incorrectly stated as $1800 (in thousands). The correct amount is $180 (in thousands); (iv) The reported amount for “Other assets” on the Consolidating Statements of Cash Flows for the year ended December 31, 2002 was incorrectly stated as $1,4320 (in thousands). The correct amount is $1,432 (in thousands); (v) The reported amount for “Proceeds from sale of assets” on the Consolidating Statements of Cash Flows for the year ended December 31, 2002 was incorrectly stated as $801,000 (in thousands). The correct amount is $801 (in thousands); and (vi) The reported amounts under “SELECTED FINANCIAL DATA” on page 28 for “Total assets” and “Total liabilities” for the year ended December 31, 2003 were incorrectly stated as $2,017,871 (in thousands) and $739,452 (in thousands), respectively. The correct amounts are $2,001,461 (in thousands) for Total assets and $723,042 (in thousands) for Total liabilities.

We added a paragraph at the end of Note 5 of the financial statements to state that a reclassification was made to certain deferred revenue obligations as of December 31, 2003 to conform to the 2004 presentation.

In addition, we added a sentence at the end of part (d) of Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the heading “Measurement of Performance,” noting that we modified our calculation of EBITDA based on SEC guidance. Consistent with that guidance, we changed the previously reported EBITDA of $136.4 million for the year ended December 31, 2002 under the heading “Summary of Performance” to exclude Cumulative effect of a change in accounting principle of approximately $29.9 million, resulting in a revised EBITDA of approximately $106.5 million.

This Form 10-K/A amends Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 15, Exhibits and Financial Statement Schedules, as set forth above. For ease of reference, we are refiling all items of Form10-K.

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

	Radio One				Market Data
	Number of Stations		African-American Audience	Entire Audience			Estimated (Fall 2004 MSA) Population Persons 12+
Market	FM	AM	Audience Share Rank(a)	Four Book Average (Ending Fall 2004) Audience Share(b)	Estimated 2004 Annual Radio Revenue ($ millions)(c)	Ranking by Size of African- American Population Persons 12+(d)	Total (in millions)	African- American%
Washington, DC	2	2	1	12.3	$398.9	3	4.1	26.0%
Atlanta	4	—	1	14.4	411.3	4	3.8	28.1
Philadelphia	3	—	2	5.1	341.7	5	4.3	19.9
Detroit	2	1	2	7.1	285.0	6	3.9	21.6
Los Angeles	1	—	2	3.2	1,111.2	7	10.7	7.7
Miami	—	1	n/a	n/a	292.9	8	3.5	20.2
Houston	3	—	1	11.7	379.2	9	4.3	16.1
Dallas	2	—	2	6.1	427.7	10	4.7	13.6
Baltimore	2	2	1	15.9	149.8	11	2.2	26.4
St. Louis	1	—	2	2.8	145.2	15	2.2	17.9
Cleveland	2	2	1	14.0	129.4	17	1.8	18.7
Charlotte	2	—	2	5.4	111.4	18	1.4	20.8
Richmond	4	1	1	16.0	60.4	19	0.9	30.0
Boston	1	1	1	3.2	360.2	20	3.9	6.4
Raleigh-Durham	4	—	1	21.2	91.7	21	1.1	21.9
Cincinnati	1	1	1	6.4	141.5	29	1.7	11.4
Columbus	3	—	1	12.5	116.2	30	1.4	13.7
Indianapolis	3	1	1	17.2	108.0	31	1.3	14.4
Minneapolis	1	—	1	3.0	188.8	42	2.6	5.8
Augusta	4	1	1	n/a	17.6	45	0.4	33.1
Louisville	6	—	1	20.8	61.7	47	0.9	13.8
Dayton	4	1	1	16.2	52.0	57	0.8	13.4

Total	55	14

(a)	“Audience Share Rank” is the relative size of the African-American listenership on our station clusters in a given market compared to other African-American targeted stations in the market, based on average quarter-hour audience shares for the stations.
(b)	Audience share data are for the 12+ demographic and derived from the Arbitron Survey four book averages ending with the Fall 2004 Arbitron Survey. In the Miami market, we provide no audience share data because we do not subscribe to the Arbitron service for our station in that market. Audience share data for the Augusta market was not available as of the date of this annual report.
(c)	2004 estimated annual radio revenues are from BIA Financial’s Investing in Radio Market Report, 2004 Fourth Edition.
(d)	Population estimates were provided by Arbitron.

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

Higher African-American Income Growth.    The economic status of African-Americans improved at an above-average rate over the past two decades. The per capita income of African-Americans increased 55.3% between 1980 and 2003, while that of the overall population increased 41.4%. (Source: U.S. Census Bureau, Historical Income Data). African-American buying power was estimated at $723.0 billion for 2004, up 127.4% from 1990, compared to an increase of 100.0% for the overall population. African-American buying power is expected to increase to $965.0 billion by 2009. In 2004, African-Americans accounted for 8.4% of the nation’s total buying power, up from 7.4% in 1990. (Source: “The Multicultural Economy 2004,” Dr. Jeffrey M. Humphreys). In addition, the African-American consumer tends to have a different consumption profile than non-African-Americans. An annual report published by Target Market News provides a list of products and services for which African-American households spent more than white households. In the most recent such annual report, there were dozens of such products and services listed in categories such as apparel and accessories, appliances, consumer electronics, food, personal care products, telephone service and transportation. (Source: Buying Power of Black America, 2004—11th Edition, Target Market News).

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

Growing Popularity of Radio Formats Primarily Targeting African-Americans.    We believe that urban programming has been expanded to target a more diverse urban listener base and has become more popular with listeners and advertisers over the past ten years. Nationwide, the number of urban radio stations has increased from 450 in 1994 to 714 in 2004, or 58.6%. (Source: The M Street Corp., Format Trends from 1992 to 2004, Counts as of June 2004). In Spring 2004, the audience share of urban radio stations among listeners age 12 and older was 17.4%, an increase from 11.6% in Spring 1999. (Source: Black Radio Today—2005 Edition, Arbitron, Inc.).

Concentrated Presence of African-Americans in Urban Markets.    Approximately 63.7% of the African-American population resides in the top 25 metropolitan areas. (Source: The U.S. African American Market—5th Edition, Packaged Facts, January 2004). Relative to radio broadcasters targeting a broader audience, we believe we can cover the various segments of our target market with fewer programming formats and therefore fewer radio stations than the maximum per market allowed by the FCC.

Strong African-American Listenership and Loyalty.    In 2004, African-Americans, age 12 and older, spent 22.5 hours per week listening to radio. This compared to 19.8 hours per week for all Americans, age 12 and older. (Source: Black Radio Today—2005 Edition, Arbitron, Inc. and Radio Today—2005 Edition, Arbitron, Inc.). We believe that African-American radio listeners exhibit greater loyalty to radio stations that target the African-American community because those radio stations become a valuable source of entertainment and information responsive to the community’s interests and lifestyles.

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

	Market Rank					Four Book Average
Market	2004 Metro Population	2004 Radio Revenue	Year Acquired	Format	Target Age Demographic	Audience Share in 12+ Demo- Graphic	Audience Rank in 12+ Demo- Graphic		Audience Share in Target Demo- Graphic	Audience Rank in Target Demo- Graphic
Washington, DC	8	7
WKYS-FM			1995	Urban	18-34	4.9	4		9.7	2
WMMJ-FM			1987	Urban AC	25-54	6.2	2		7.0	1
WYCB-AM			1998	Gospel	25-54	0.7	31	(t)	0.5	35	(t)
WOL-AM			1980	Urban Talk	25-54	0.7	32	(t)	1.0	28	(t)
Atlanta	11	6
WPZE-FM			1999	Contemporary Inspirational	25-54	5.2	4		5.6	3
WJZZ-FM			1999	NAC/Jazz	25-54	3.0	12	(t)	3.3	11	(t)
WHTA-FM			2002	Urban	18-34	4.6	5	(t)	9.3	2
WAMJ-FM			2004	Urban AC	25-54	1.5	24		1.9	21	(t)
Philadelphia	6	10
WPPZ-FM(1)			1997	Contemporary Inspirational	25-54	n/a	n/a		n/a	n/a
WPHI-FM(2)			2000	Urban	18-34	2.5	18		5.3	8
WRNB-FM(3)			2004	Urban AC	25-54	n/a	n/a		n/a	n/a

	Market Rank					Four Book Average
Market	2004 Metro Population	2004 Radio Revenue	Year Acquired	Format	Target Age Demographic	Audience Share in 12+ Demo- Graphic	Audience Rank in 12+ Demo- Graphic		Audience Share in Target Demo- Graphic	Audience Rank in Target Demo- Graphic
Detroit	10	12
WDTJ-FM			1998	Urban	18-34	3.9	11		7.4	3	(t)
WDMK-FM			1998	Urban AC	25-54	2.4	19		2.8	17
WCHB-AM			1998	Urban Talk/Gospel	35+	0.9	26	(t)	1.3	22	(t)
Los Angeles	2	1
KKBT-FM			2000	Urban	18-34	3.2	9		4.3	8
Houston	7	8
KMJQ-FM			2000	Urban AC	25-54	5.5	4		6.6	2
KBXX-FM			2000	Urban	18-34	5.6	2	(t)	9.0	2
KROI-FM(4)			2004	Mexican Regional	18-34	n/a	n/a		n/a	n/a
Miami	12	11
WVCG-AM(5)			2000	Ethnic	35-64	n/a	n/a		n/a	n/a
Dallas	5	5
KBFB-FM			2000	Urban	18-34	4.6	3		6.9	2
KSOC-FM			2001	Urban AC	25-54	1.5	26		1.7	24
Baltimore	19	19
WERQ-FM			1993	Urban	18-34	8.9	1		18.8	1
WWIN-FM			1992	Urban AC	25-54	6.0	4		7.1	2
WOLB-AM			1992	Urban Talk	25-54	0.5	23	(t)	0.6	23	(t)
WWIN-AM			1993	Gospel	35+	0.6	18		0.9	19
St. Louis	20	20
WFUN-FM(6)			1999	Urban AC	25-54	n/a	n/a		n/a	n/a
Cleveland	25	24
WENZ-FM			1999	Urban	18-34	5.8	7		11.8	1
WERE-AM			1999	News/Talk	35+	0.4	23	(t)	0.5	23
WZAK-FM			2000	Urban AC	25-54	6.6	4		8.1	3
WJMO-AM			2000	Gospel	35-64	1.4	18		1.5	15
Charlotte	37	27
WQNC-FM			2000	Urban AC	25-54	5.1	5	(t)	6.4	1
WPZS-FM(7)			2004	Contemporary Inspirational	25-54	n/a	n/a		n/a	n/a
Richmond	56	48
WCDX-FM			2001	Urban	18-34	5.6	6		12.1	2
WPZZ-FM(8)			1999	Contemporary Inspirational	25-54	4.2	10		4.9	9
WKJS-FM(9)			2001	Urban AC	25-54	5.3	7		6.4	3
WKJM-FM(10)			2001	Urban AC	25-54	n/a	n/a		n/a	n/a
WROU-AM(11)			2001	Gospel	35-64	0.8	18	(t)	0.8	18	(t)
Boston	9	9
WBOT-FM			1999	Urban	18-34	1.6	20	(t)	3.7	10
WILD-AM			2001	Urban AC	25-54	1.6	20	(t)	2.0	18
Raleigh-Durham	46	37
WQOK-FM			2000	Urban	18-34	8.3	1		13.1	1
WFXK-FM			2000	Urban AC	25-54	3.5	10	(t)	4.3	9	(t)
WFXC-FM			2000	Urban AC	25-54	3.5	10	(t)	4.5	9	(t)
WNNL-FM			2000	Contemporary Inspirational	25-54	5.8	5		5.9	4
Cincinnati	26	21
WIZF-FM			2001	Urban	18-34	5.4	6		9.5	3
WDBZ-AM(12)			n/a	Urban Talk	35-64	1.1	19		1.3	18

Columbus	35	30
WCKX-FM			2001	Urban	18-34	7.1	3		12.1	2
WXMG-FM			2001	R&B/Oldies	25-54	4.0	9		4.7	9
WJYD-FM			2001	Gospel	25-54	1.5	21		1.7	17

	Market Rank					Four Book Average
Market	2004 Metro Population	2004 Radio Revenue	Year Acquired	Format	Target Age Demographic	Audience Share in 12+ Demo- Graphic	Audience Rank in 12+ Demo- Graphic		Audience Share in Target Demo- Graphic	Audience Rank in Target Demo- Graphic

Indianapolis(13)	41	29
WHHH-FM			2000	Rhythmic CHR	18-34	7.2	4		13.4	1
WTLC-FM			2000	Urban AC	25-54	5.3	6		5.8	3
WYJZ-FM			2000	NAC/Jazz	25-54	2.8	12		2.8	13	(t)
WTLC-AM			2001	Gospel	25-54	1.9	16		1.7	16	(t)

Minneapolis	16	16
KTTB-FM			2001	Rhythmic CHR	18-34	3.0	12		6.0	5

Augusta(14)	109	119
WAEG-FM			2000	Modern Rock	18-34	1.7	18	(t)	2.8	12
WTHB-FM			2000	Gospel	25-54	4.4	10		4.6	9
WAKB-FM			2000	Urban AC	25-54	3.7	12		3.8	10
WFXA-FM			2000	Urban	18-34	7.4	2		13.1	1	(t)
WTHB-AM			2000	Gospel	25-54	0.8	24		1.0	19

Louisville	55	47
WDJX-FM			2001	CHR	18-34	4.5	5		8.4	3
WEGK-FM			2003	Country	25-54	1.4	19		1.0	21
WGZB-FM			2001	Urban	18-34	6.2	4		11.1	2
WXMA-FM			2001	Hot AC	25-54	2.9	12		3.8	10
WMJM-FM			2001	R&B/Oldies	25-54	4.1	6		4.9	5	(t)
WLRS-FM			2001	Alternative	18-34	1.6	16	(t)	3.0	12

Dayton	58	54
WGTZ-FM			2001	CHR	18-34	3.3	9		5.7	6
WDHT-FM			2001	Urban	18-34	6.4	5		12.2	1
WING-AM			2001	News/Sports/Talk	25-54	1.2	17	(t)	1.5	15
WKSW-FM			2001	Country	25-54	1.3	16		1.2	16
WROU-FM(15)			2003	Urban AC	25-54	4.3	8		5.0	5

(1)	WPPZ-FM was formerly known as WPHI-FM.
(2)	WPHI-FM was formerly known as WPLY-FM.
(3)	WRNB-FM was formerly known as WSNJ-FM.
(4)	KROI-FM was formerly known as KRTS-FM.
(5)	We do not subscribe to the Arbitron service for this market.
(6)	WFUN-FM changed format from Urban to Urban AC in December 2004.
(7)	WPZS-FM was formerly known as WABZ-FM.
(8)	WPZZ-FM was formerly known as WKJS-FM.
(9)	WKJS-FM was formerly known as WJMO-FM.
(10)	WKJM-FM was formerly known as WPZZ-FM.
(11)	A third party operates WROU-AM under a local marketing agreement. WROU-AM was formerly known as WGCV-AM.
(12)	We operate WDBZ-AM pursuant to a local marketing agreement.
(13)	WDNI-LP, the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.
(14)	For the Augusta market, Arbitron issues its radio market survey reports on a semi-annual basis, rather than a quarterly basis as in our other markets.
(15)	WROU-FM was formerly known as WRNB-FM.

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

Strategic Diversification

We continually explore opportunities in other forms of media that are complementary to our core radio business, which we believe will allow us to leverage our expertise in the African-American market and our significant listener base. We currently have invested in the following media businesses:

•	TV One, which operates a cable television network offering programming targeted primarily towards African-American viewers (see discussion below);

•	Reach Media, Inc., which operates the Tom Joyner Morning Show, a leading, nationally-syndicated radio program, and related businesses (see “Significant 2004 and Recent Events—Reach Media, Inc. Acquisition” above); and

•	iBiquity Digital Corporation (iBiquity), a leading developer of in-band on-channel digital broadcast technology.

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

Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts	Antenna Height (AM) HAAT (FM) in Meters	Operating Frequency	Expiration Date of FCC License
Washington, DC	WOL-AM	1980	C	1.0	90.8	1450 kHz	10/01/2011
	WMMJ-FM	1987	A	2.9	146.0	102.3 MHz	10/01/2011
	WKYS-FM	1995	B	24.5	215.0	93.9 MHz	10/01/2011
	WYCB-AM	1998	C	1.0	81.9	1340 kHz	10/01/2011
Atlanta	WPZE-FM	1999	C3	7.9	175.0	97.5 MHz	04/01/2012
	WJZZ-FM	1999	C3	25.0	100.0	107.5 MHz	04/01/2012
	WHTA-FM	2002	C2	41.0	150.0	107.9 MHz	04/01/2012
	WAMJ-FM	2004	A	3.0	100.0	102.5 MHz	04/01/2012
Philadelphia	WPPZ-FM(1)	1997	A	0.34	305.0	103.9 MHz	08/01/2006
	WPHI-FM(2)	2000	B	35.0	183.0	100.3 MHz	08/01/2006
	WRNB-FM(3)	2004	A	0.55	252.3	107.9 MHz	06/01/2006
Detroit	WDTJ-FM	1998	B	20.0	221.0	105.9 MHz	10/01/2004	*
	WCHB-AM	1998	B	50.0	71.1	1200 kHz	10/01/2004	*
	WDMK-FM	1998	B	50.0	152.0	102.7 MHz	10/01/2004	*
Los Angeles	KKBT-FM(4)	2000	B	5.3	916.0	100.3 MHz	12/01/2005
Houston	KMJQ-FM	2000	C	100.0	524.0	102.1 MHz	08/01/2005
	KBXX-FM	2000	C	100.0	585.0	97.9 MHz	08/01/2005
	KROI-FM(5)	2004	C1	100.0	299.0	92.1 MHz	08/01/2005
Miami	WVCG-AM	2000	B	50.0	90.0	1080 kHz	02/01/2012
Dallas	KBFB-FM	2000	C	100.0	491.0	97.9 MHz	08/01/2005
	KSOC-FM	2001	C	78.0	591.0	94.5 MHz	08/01/2005
Baltimore	WWIN-AM	1992	C	0.5	102.5	1400 kHz	10/01/2011
	WWIN-FM	1992	A	3.0	91.0	95.9 MHz	10/01/2011
	WOLB-AM	1993	D	0.25	103.5	1010 kHz	10/01/2011
	WERQ-FM	1993	B	37.0	174.0	92.3 MHz	10/01/2011
St. Louis	WFUN-FM	1999	C3	24.5	102.0	95.5 MHz	12/01/2004	*
Cleveland	WERE-AM	1999	B	5.0	200.0	1300 kHz	10/01/2012
	WENZ-FM	1999	B	16.0	272.0	107.9 MHz	10/01/2012
	WZAK-FM	2000	B	27.5	189.0	93.1 MHz	10/01/2012
	WJMO-AM	2000	C	1.0	190.9	1490 kHz	10/01/2012
Charlotte	WQNC-FM	2000	A	6.0	100.0	92.7 MHz	12/01/2011
	WPZS-FM(6)	2004	A	6.0	100.0	100.9 MHz	12/01/2011
Richmond	WPZZ-FM(7)	1999	C1	100.0	299.0	104.7 MHz	10/01/2011
	WCDX-FM	2001	B1	4.5	235.0	92.1 MHz	10/01/2011
	WKJM-FM(8)	2001	A	6.0	100.0	99.3 MHz	10/01/2011
	WKJS-FM(9)	2001	A	2.3	162.0	105.7 MHz	10/01/2011
	WROU-AM(10)	2001	C	1.0	181.5	1240 kHz	10/01/2011
Boston	WBOT-FM	1999	A	2.7	150.0	97.7 MHz	04/01/2006
	WILD-AM	2001	D	5.0	101.3	1090 kHz	04/01/2006
Raleigh-Durham	WQOK-FM	2000	C1	100.0	299.0	97.5 MHz	10/01/2011
	WFXK-FM	2000	C1	100.0	299.0	104.3 MHz	12/01/2011
	WFXC-FM	2000	A	2.6	153.0	107.1 MHz	12/01/2011
	WNNL-FM	2000	C3	7.9	176.0	103.9 MHz	12/01/2011
Cincinnati	WIZF-FM	2001	A	1.25	155.0	100.9 MHz	08/01/2012
	WDBZ-AM(11)		C	1.0	89.6	1230 kHz	10/01/2012
Columbus	WCKX-FM	2001	A	1.9	126.0	107.5 MHz	10/01/2012
	WXMG-FM	2001	A	2.6	154.0	98.9 MHz	10/01/2012
	WJYD-FM	2001	A	6.0	100.0	106.3 MHz	10/01/2012
Indianapolis	WHHH-FM	2000	A	3.3	87.0	96.3 MHz	08/01/2012
	WTLC-FM	2000	A	6.0	85.0	106.7 MHz	08/01/2012
	WYJZ-FM	2000	A	3.4	135.3	100.9 MHz	08/01/2012
	WTLC-AM	2001	B	5.0	221.0	1310 kHz	08/01/2012
Minneapolis	KTTB-FM	2001	C1	100.0	176.0	96.3 MHz	04/01/2005	*
Augusta	WAEG-FM	2000	A	3.0	100.0	92.3 MHz	04/01/2012
	WTHB-FM	2000	A	6.0	100.0	100.9 MHz	04/01/2012
	WAKB-FM	2000	C3	0.75	416.0	96.9 MHz	04/01/2012
	WFXA-FM	2000	A	6.0	92.0	103.1 MHz	04/01/2012
	WTHB-AM	2000	D	5.0	154.9	1550 kHz	04/01/2012

Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts	Antenna Height (AM) HAAT (FM) in Meters	Operating Frequency	Expiration Date of FCC License
Louisville	WDJX-FM	2001	B	24.0	218.0	99.7 MHz	08/01/2012
	WEGK-FM	2003	A	3.0	100.0	104.3 MHz	08/01/2012
	WGZB-FM(12)	2001	A	3.0	100.0	96.5 MHz	08/01/2012
	WXMA-FM	2001	A	4.3	87.0	102.3 MHz	08/01/2012
	WMJM-FM	2001	A	2.0	59.0	101.3 MHz	08/01/2012
	WLRS-FM	2001	A	2.2	136.0	105.1 MHz	08/01/2012
Dayton	WGTZ-FM	2001	B	40.0	168.0	92.9 MHz	10/01/2004*
	WDHT-FM	2001	B	50.0	150.0	102.9 MHz	10/01/2004*
	WING-AM	2001	B	5.0	200.0	1410 kHz	10/01/2004*
	WKSW-FM	2001	A	3.2	124.0	101.7 MHz	10/01/2012
	WROU-FM(13)	2003	A	0.89	182.0	92.1 MHz	10/01/2004*

(1)	WPPZ-FM operates with facilities equivalent to 3 kW at 100 meters.
(2)	WPHI-FM was formerly known as WPLY-FM.
(3)	WRNB-FM was formerly known as WSNJ-FM and formerly licensed to Bridgeton, NJ. The FCC granted authority to change the community of license to Pennsauken, NJ and we relocated the operations of the stations to serve the greater Philadelphia market.
(4)	We also hold a license for K261AB, a translator for KKBT-FM.
(5)	KROI-FM was formerly known as KRTS-FM.
(6)	WPZS-FM was formerly known as WABZ-FM.
(7)	WPZZ-FM was formerly known as WKJS-FM.
(8)	WKJM-FM was formerly known as WPZZ-FM.
(9)	WKJS-FM was formerly known as WJMO-FM.
(10)	A third party operates WROU-AM under a local marketing agreement. WROU-AM was formerly known as WGCV-AM.
(11)	We operate WDBZ-AM pursuant to a local marketing agreement.
(12)	We also hold a license for WGZB-FM1, a booster for WGZB-FM.
(13)	WROU-FM was formerly known as WRNB-FM.
*	Renewal of the license is currently pending before the FCC.

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

Dividends

Since first selling our common stock publicly in May 1999, we have not declared any cash dividends on our common stock. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our board of directors in light of our earnings, financial position, capital requirements, contractual restrictions contained in our bank credit facility and the indentures governing our senior subordinated notes, and such other factors as the board of directors deems relevant. See “Management’s Discussion and Analysis—Liquidity and Capital Resources” and Note 7 of our Consolidated Financial Statements—Long Term Debt.

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

	Year Ended December 31,(1)
	2000	2001	2002	2003	2004
	(In Thousands, Except Per Share Amounts)
Statements of Operations:
Net broadcast revenue	$155,666	$243,804	$295,851	$303,150	$319,761
Programming and technical expenses	23,971	40,791	49,582	51,496	53,358
Selling, general and administrative expenses	53,309	79,672	94,884	92,157	91,517
Corporate expenses	6,303	10,065	13,765	14,334	16,658
Depreciation and amortization	63,207	129,723	17,640	18,078	16,934

Operating income (loss)	8,876	(16,447)	119,980	127,085	141,294
Interest expense(2)	32,407	63,358	59,143	41,438	39,611
Equity in net loss of affiliated company	—	—	—	2,123	3,905
Gain on sale of assets, net	—	4,224	133	—	—
Other income, net	20,084	991	1,213	2,721	2,541
Income tax benefit (provision)	(804)	24,550	(25,282)	(32,462)	(38,717)

Income (loss) before extraordinary item and cumulative effect of accounting change	(4,251)	(50,040)	36,901	53,783	61,602
Extraordinary loss, net of tax	—	5,207	—	—	—
Cumulative effect of a change in accounting principle, net of tax	—	—	29,847	—	—

Net income (loss)	(4,251)	(55,247)	7,054	53,783	61,602
Preferred stock dividend	(9,236)	(20,140)	(20,140)	(20,140)	(20,140)

Net income (loss) applicable to common stockholders	$(13,487)	$(75,387)	$(13,086)	$33,643	$41,462

Net income (loss) per common share—basic:
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle(3)	(0.16)	(0.78)	0.16	0.32	0.40
Extraordinary item	—	(0.05)	—	—	—
Cumulative effect of a change in accounting principle	—	—	(0.29)	—	—
Net income (loss) applicable to common stockholders per share	(0.16)	(0.83)	(0.13)	0.32	0.40
Net income (loss) per common share—diluted:
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle(3)	(0.16)	(0.78)	0.16	0.32	0.39
Extraordinary item	—	(0.05)	—	—	—
Cumulative effect of a change in accounting principle	—	—	(0.29)	—	—
Net income (loss) applicable to common stockholders per share	(0.16)	(0.83)	(0.13)	0.32	0.39

Pro Forma Amounts:(4)
Net income	$37,539	$21,302	$36,901	$53,783	$61,602
Net income applicable to common stockholders	28,303	1,162	16,761	33,643	41,462
Net income per share applicable to common stockholders—basic	0.33	0.01	0.16	0.32	0.40
Net income per share applicable to common stockholders—diluted	0.33	0.01	0.16	0.32	0.39
Statement of Cash Flows:
Cash flows from (used in)—
Operating activities	$55,686	$59,783	$70,821	$109,720	$123,719
Investing activities	(1,220,023)	(146,928)	(105,277)	(44,357)	(155,498)
Financing activities	1,178,995	98,381	47,756	(72,768)	4,160

Other Data:
Cash interest expense(5)	$28,581	$61,371	$57,089	$39,743	$37,909
Capital expenditures	3,665	9,283	10,971	11,382	12,979

Balance Sheet Data (at period end):
Cash and cash equivalents	$20,879	$32,115	$45,415	$38,010	$10,391
Short term investments	—	—	40,700	40,700	10,000
Intangible assets, net	1,637,180	1,776,201	1,776,626	1,782,258	1,931,045
Total assets	1,765,218	1,923,915	1,984,360	2,001,461	2,111,141
Total debt (including current portion)	646,956	780,022	650,001	597,535	620,028
Total liabilities	708,149	870,968	740,337	723,042	782,696
Total stockholders’ equity	1,057,069	1,052,947	1,244,023	1,278,419	1,328,445

(1)	Year-to-year comparisons are significantly affected by Radio One’s acquisition of various radio stations during the periods covered.
(2)	Interest expense includes non-cash interest, such as the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs.
(3)	Income (loss) before extraordinary item and cumulative effect of a change in accounting principle is the reported amount, less dividends paid on Radio One’s preferred securities.
(4)	The pro forma amounts summarize the effect of SFAS No. 142 as of the beginning of the periods presented. For 2000-2001, the net loss is adjusted to eliminate the amortization expense recognized in those periods related to goodwill and FCC licenses, as these indefinite-lived assets are no longer amortized under SFAS No. 142. The adjusted amounts do not include any adjustments for potential impairment of Radio One’s indefinite-lived assets that could have resulted if Radio One had adopted SFAS No. 142 as of the beginning of the years presented and performed the required impairment test under this standard.
(5)	Cash interest expense is calculated as interest expense less non-cash interest, including the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs, for the indicated period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

(d) EBITDA: Net income or loss before interest income, interest expense, income taxes, and depreciation and amortization is commonly referred to in our business as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business because EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financings, and our interest income and income tax provision or benefit. Accordingly, we believe that EBITDA provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. Based on guidance from the SEC, we changed our methodology for calculating EBITDA. We no longer include the effect of a change in accounting principle as part of the EBITDA calculation. As a result, for the year ended December 31, 2002, we have excluded Cumulative effect of a change in accounting principle of approximately $29.9 million.

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

EBITDA.

EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA was $143.2 million for the year ended December 31, 2003 compared with $106.5 million for the year ended December 31, 2002, an increase of $36.7 million or 34%. This increase was primarily attributable to an increase in net broadcast revenue, partially offset by higher operating expenses as described above. A reconciliation of net income to EBITDA is provided on page 28.

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

Goodwill and FCC Licenses

We have made acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill, FCC licenses, and other identifiable intangible assets. We allocate the purchase price of our acquisitions using the direct value method, in which all assets are directly valued through the receipt of an independent third-party appraisal. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in purchase business combinations. Prior to January 1, 2002, goodwill and FCC licenses were amortized over a 15-year period (excluding the assets acquired from Blue Chip Broadcasting, Inc. and Sinclair Telecable, Inc., which were purchased after June 30, 2001). Commencing January 1, 2002, goodwill and FCC licenses are not amortized, but are tested annually for impairment at the reporting unit level. In determining the realizability of our indefinite-lived intangible assets, we value FCC licenses using a discounted cash flow analysis prepared by an independent third-party valuation expert. Goodwill represents the excess of the fair value of a station’s net assets over its carrying value. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge is recorded for the excess. See also Note 1 to our consolidated financial statements—Impact of Recently Issued Accounting Pronouncements. As of December 31, 2004, approximately 90% of our total assets consisted of FCC licenses and goodwill, which are considered indefinite-lived assets and are subject to an annual impairment test.

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

Estimation of Effective Tax Rates

We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors. Tax contingencies are also recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. In addition, we consider the appropriateness of recording a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining if a valuation allowance is appropriate, we consider whether it is more likely that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued. Our estimate of our effective tax rates has not changed significantly in the past year, with rates that ranged from 38.0% to 38.6%. The effect of a 1% increase in our estimated tax rates as of December 31, 2004, would result in an increase in income tax expense of $1.0 million to $39.7 million from $38.7 million for the year ended December 31, 2004. The 1% increase in income tax expense would result in a decrease in net income of $1.0 million to $40.5 million from $41.5 million (reducing net income per share—diluted by $0.01 to $0.38) for the year ended December 31, 2004.

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

(b) Management’s report on internal control over financial reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 60 of this Form 10-K, is incorporated by reference herein.

(c) Attestation report of the independent registered public accounting firm

The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, which appears on page 61 of this Form 10-K, is incorporated by reference herein.

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 000-25969)).
3.1.1	Certificate of Amendment (dated as of September 21, 2000) of the Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000 (File No. 000-25969)).
3.2	Amended and Restated By-laws of Radio One, Inc., amended as of June 5, 2001 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q filed August 14, 2001 (File No. 000-25969)).
3.3	Certificate Of Designations, Rights and Preferences of the 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) of Radio One, Inc., as filed with the State of Delaware on July 13, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2000 (File No. 000-25969)).
4.1	Indenture dated May 18, 2001 among Radio One, Inc., the Guarantors listed therein, and United States Trust Company of New York (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed July 17, 2001 (File No. 333-65278)).
4.2	First Supplemental Indenture, dated August 10, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and the Bank of New York, as Trustee, (incorporated by reference to the Radio One’s Registration Statement on Form S-4, filed October 4, 2001 (File No. 333-65278)).
4.3	Second Supplemental Indenture dated as of December 31, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and the Bank of New York, as Trustee, (incorporated by reference to Radio One’s registration statement on Form S-3, filed January 29, 2002 (File No. 333-81622)).

Exhibit Number	Description
4.4	Third Supplemental Indenture dated as of July 13, 2003, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2003).
4.5	Fourth Supplemental Indenture dated as of May 18, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
4.6	Fifth Supplemental Indenture dated as of February 8, 2005, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee (incorporated by reference to Radio One’s Annual Report on Form 10-K, filed March 16, 2005).
4.7	Indenture dated February 10, 2005 between Radio One, Inc. and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Current Report on Form 8-K filed February 10, 2005).
10.1	Amended and Restated Employment Agreement between Radio One, Inc. and Scott R. Royster dated October 18, 2000 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2000).
10.2	Amended and Restated Employment Agreement between Radio One, Inc. and Linda J. Eckard Vilardo dated October 31, 2000 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2000).
10.3	Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 9, 2001 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.4	Promissory Note and Stock Pledge Agreement dated October 18, 2000 between Radio One, Inc. and Scott R. Royster (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.5	Promissory Note and Stock Pledge Agreement dated October 31, 2000 between Radio One, Inc. and Linda J. Eckard Vilardo (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.6	Promissory Note and Stock Pledge Agreement dated April 9, 2001 between Radio One, Inc. and Alfred C. Liggins, III (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.7	Promissory Note dated January 30, 2002 between Radio One, Inc and Scott R. Royster (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.8	Second Amended and Restated Credit Agreement, dated as of July 17, 2000, by and among Radio One, Inc., Bank of America, N.A., Credit Suisse First Boston, First Union National Bank, Toronto Dominion (Texas), Inc., Bankers Trust Company, and the Several Lenders From Time to Time Parties thereto (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended September 30, 2000).
10.9	First Amendment to Second Amended and Restated Credit Agreement, dated as of March 18, 2002, by and among Radio One, Inc. and Bank of America, N.A., and the other Lenders party thereto (incorporated by reference to Radio One’s Current Report on Form 8-K filed March 19, 2002).
10.10	Second Amendment to Second Amended and Restated Credit Agreement, dated July 15, 2003, by and among Radio One, Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2003).
10.11	Third Amendment to Second Amended and Restated Credit Agreement, dated April 16, 2004, by and among Radio One, Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2004).
10.12	Fourth Amendment to Second Amended and Restated Credit Agreement, dated January 24, 2005, by and among Radio One, Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Radio One’s Current Report on Form 8-K filed February 2, 2005).

Exhibit Number	Description
10.13	Fifth Amendment to Second Amended and Restated Credit Agreement, dated February 2, 2005, by and among Radio One, Inc., Bank of America, N.A. and the other lenders party thereto (incorporated by reference to Radio One’s Current Report on Form 8-K filed February 2, 2005).
10.14	Asset Purchase Agreement dated June 21, 2001 between Radio One, Inc. and U.S. Broadcasting Limited Partnership (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
16.1	Arthur Andersen LLP letter to the SEC dated May 30, 2002 (incorporated by reference to Radio One’s Current Report on Form 8-K filed May 30, 2002).
21.1	Subsidiaries of Radio One, Inc. (incorporated by reference to Radio One’s Annual Report on Form 10-K, filed March 16, 2005).
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the provisions of Rule 12b-15 of the Securities Exchange Act of 1934, the undersigned authorized representative of the registrant, has duly caused this Amendment No. 1 to the registrant’s Annual Report on Form 10-K to be signed on behalf of the registrant on March 21, 2005.

RADIO ONE, INC.

By:	/s/ SCOTT R. ROYSTER

Name:	Scott R. Royster
Title:	Executive Vice President, Chief Financial Officer and Principal Accounting Officer

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. The framework used in carrying out our evaluation was the Internal Control—Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In evaluating our Information technology controls, we also used the framework contained in the Control Objectives for Information and related Technology (COBIT®), which was developed by the Information Systems Audit and Control Association (ISACA)’s IT Governance Institute, as a complement to the COSO internal control framework. Based on our evaluation under these frameworks, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

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

/s/ ERNST & YOUNG LLP

McLean, Virginia

March 8, 2005

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2004	2003
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,391	$38,010
Short-term investments	10,000	40,700
Trade accounts receivable, net of allowance for doubtful accounts of $4,943 and $6,179, respectively	61,830	62,331
Prepaid expenses and other current assets	2,845	1,580
Income tax receivable	3,650	3,650
Deferred income tax asset	4,036	5,794

Total current assets	92,752	152,065
PROPERTY AND EQUIPMENT, net	44,827	42,675
GOODWILL	116,865	114,516
RADIO BROADCASTING LICENSES	1,801,196	1,648,264
OTHER INTANGIBLE ASSETS, net	12,984	19,478
INVESTMENT IN AFFILIATED COMPANY	37,384	17,986
OTHER ASSETS	5,133	6,477

Total assets	$2,111,141	$2,001,461

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,933	$7,221
Accrued interest	14,221	14,154
Accrued compensation and related benefits	16,282	14,038
Income taxes payable	3,291	4,389
Other accrued expenses	4,752	5,444
Fair value of derivative instruments	246	4,236
Other current liabilities	621	517
Current portion of long-term debt	70,008	52,500

Total current liabilities	118,354	102,499
LONG-TERM DEBT, net of current portion	550,020	545,035
DEFERRED INCOME TAX LIABILITY	114,322	75,508

Total liabilities	$782,696	$723,042

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; 309,820 shares issued and outstanding; liquidation preference of $1,000 per share, plus cumulative dividends at 6 1/2% per year. Unpaid dividends were $4,198 as of December 31, 2004 and 2003	—	—
Common stock—Class A, $.001 par value, 30,000,000 shares authorized; 22,374,547 and 22,400,164 shares issued and outstanding as of December 31, 2004 and 2003, respectively	22	23
Common stock—Class B, $.001 par value, 150,000,000 shares authorized; 2,867,463 shares issued and outstanding as of December 31, 2004 and 2003	3	3
Common stock—Class C, $.001 par value, 150,000,000 shares authorized; 3,132,458 shares issued and outstanding as of December 31, 2004 and 2003	3	3
Common stock—Class D, $.001 par value, 150,000,000 shares authorized; 76,635,971 and 76,340,899 shares issued and outstanding as of December 31, 2004 and 2003, respectively	77	76
Accumulated other comprehensive loss	(151)	(2,605)
Stock subscriptions receivable	(34,731)	(35,017)
Additional paid-in capital	1,416,284	1,410,460
Accumulated deficit	(53,062)	(94,524)

Total stockholders’ equity	$1,328,445	$1,278,419

Total liabilities and stockholders’ equity	$2,111,141	$2,001,461

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

(e) Equity Method Investments

The Company accounts for its investment in TV One under the equity method of accounting in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and other related interpretations. The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. The Company will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. The Company has determined that although TV One is a variable interest entity (as defined by Financial Accounting Standards Board Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51”), the Company is not the primary beneficiary of TV One. See Note 5—Investment in Affiliated Company for further discussion.

(f) Goodwill and FCC Licenses

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. FCC licenses acquired in business combinations are valued using a discounted cash flow analysis. Prior to January 1, 2002, goodwill and FCC licenses were amortized over a 15-year period (excluding the assets acquired from Blue Chip Broadcasting, Inc. and Sinclair Telecable, Inc.). Commencing January 1, 2002, goodwill and FCC licenses are not amortized, but are tested annually for impairment at the reporting unit level. Impairment of goodwill is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge for goodwill is recorded for the excess. The Company conducts its annual test for impairment during the fourth quarter of every year. The Company determined that its long-lived assets were not impaired during 2004 and, accordingly, no impairment charge was recognized. See also Note 4—Goodwill and Intangible Assets.

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

(i) Derivative Financial Instruments

The Company adopted Statement of Financial Accounting Standards No. 133 (SFAS No. 133), “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standard No. 137 (SFAS No. 137), “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133” and “Statement of Financial Accounting Standard No. 138” (SFAS No. 138), on January 1, 2001. This standard requires the Company to recognize all derivatives, as defined in SFAS No. 133, on the balance sheet at fair value. Derivative value changes are recorded in income for any contracts not classified as qualifying cash flow hedges. For derivatives in qualifying cash flow hedge relationships, any change in value is recognized in earnings. The change in derivative fair value depends on the classification of the derivative as a hedging instrument. For derivatives in qualifying cash flow hedge relationships, the effective portion of the derivative value change must be recorded through other comprehensive income, a component of stockholders’ equity, net of tax. See Note 6—Derivative Instruments for further discussion.

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

At December 31, 2004, the Company had one stock-based employee compensation plan, which is described more fully in Note 9—Stockholders’ Equity. The Company accounts for the plan under the recognition and measurement principles of APB 25, and related interpretations. No stock-based employee compensation cost is reflected in net income (loss), as all options granted under the plan had an exercise price equal to the determined market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) if the Company had applied the fair value recognition provisions of SFAS 123, to stock-based employee compensation:

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

In December 2004, FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004)(SFAS No. 123(R)), “Share-Based Payment,” which is a revision of SFAS No. 123, (See Note 1(s)—Impact of Recently Issued Accounting Pronouncements).

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

(q) Net Income (Loss) Applicable to Common Stockholders

In July 2000, the Company completed a private placement of $310.0 million of 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (HIGH TIDES), at $1,000 per security. Dividends accrued on the HIGH TIDES at 6 1/2% per annum from the date of original issuance. Dividends were paid quarterly in arrears, commencing October 15, 2000. The net income (loss) applicable to common stockholders for the years ended December 31, 2004, 2003 and 2002, is the net income less the dividends of approximately $20.1 million paid in each year on the HIGH TIDES. In February 2005, the Company redeemed the outstanding HIGH TIDES using the net proceeds of its offering of $200.0 million 6 3/8% senior subordinated notes due 2013, borrowings under its revolving credit facility and available excess cash (See Note 15—Subsequent Events).

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

The Company reclassified its deferred revenue obligations for advertising and management services for TV One as of December 31, 2003 against its Investment In Affiliated Company balance to be consistent with the

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

2004 presentation. The previously reported Investment in affiliated company balance as of December 31, 2003 of $34.4 million has been reduced by $16.4 million, and is now reflected as $18.0 million. The $16.4 million reduction represents deferred revenue obligations for advertising and management services for TV One that were previously included in Deferred Revenue. As of December 31, 2004, the Investment in affiliated company balance of $37.4 million reflects a reduction of $14.5 million of deferred revenue obligations for advertising and management services for TV One.

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

In February 2005, the Company amended its bank credit facility (See Note 15—Subsequent Events).

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

Also, as of December 31, 2004, the Company had authorized 1,000,000 shares of convertible preferred stock of which 310,000 shares were designated 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (HIGH TIDES). Dividends on the HIGH TIDES were payable on January 15, April 15, July 15, and October 15 of each year, commencing October 15, 2000. Aggregate dividends were $20,140,000 for each of the years ended December 31, 2004, 2003 and 2002, respectively. The HIGH TIDES were non-voting. Starting in July 2003, and continuing for two years, the Company had the right (but not the requirement) to redeem up to $310.0 million of its HIGH TIDES for cash. Depending on the underlying price of the Company’s Class D common stock at the time of settlement for the redemption (if elected by the Company), the Company would have had to fund up to 100% of the amount of the HIGH TIDES to be redeemed in cash, although lesser amounts would be required if certain holders of the HIGH TIDES elected to receive shares of Class D common stock in lieu of cash. In February 2005, the Company redeemed the outstanding HIGH TIDES using the net proceeds of its offering of $200.0 million 6 3/8% senior subordinated notes due 2013, borrowings under its revolving credit facility and available excess cash (See Note 15—Subsequent Events).

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

Three officers of the Company, the CEO, Chief Financial Officer (CFO) and the Chief Administrative Officer, purchased 1,500,000 shares of the Company’s Class D common stock, 333,334 shares of the Company’s Class A common stock and 666,666 of the company’s Class D common stock, and 250,000 shares of the

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

December 31, 2004, 2003 and 2002

Company’s Class D common stock, respectively. The stock was purchased with the proceeds of full recourse loans from the Company in the amounts of $21,105,000, $7,000,000 and $2,005,000, respectively, with accrued interest as of December 31, 2004, of $2,489,000, $1,729,000 and $401,000, and as of December 31, 2003, of $3,275,000, $1,313,000 and $319,000, respectively. The CEO made an interest payment on his loan in the amount of $2.0 million in December 2004. The CEO made a further repayment of $17.8 million on his loan in February 2005 and repaid the balance of the loan of approximately $6.0 million in March 2005. (See Note 15—Subsequent Events).

The Company also had loans outstanding to the Company’s CEO, CFO and Chief Operating Officer in the amounts of $380,000, $88,000 and $262,000, respectively, with accrued interest as of December 31, 2004, of $163,000, $31,000 and $99,000, and as of December 31, 2003, of $134,000, $25,000 and $80,000, respectively. The loans are due on demand and bear interest at 5.6%. In March 2005, the CEO repaid the balance of his loan of approximately $549,000 in full. (See Note 15—Subsequent Events).

In February 2002, the Company’s CFO exercised a contractual right to receive a non-interest-bearing loan in the amount of $750,000. The loan was paid in full in January 2005. (See Note 15—Subsequent Events).

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

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET

As of December 31, 2004

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In Thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$192	$10,199	—	$10,391
Short term investments	—	10,000	—	10,000
Trade accounts receivable, net of allowance for doubtful accounts	29,773	32,057	—	61,830
Prepaid expenses and other	1,020	1,825	—	2,845
Income tax receivable	—	3,650	—	3,650
Deferred tax asset	2,282	1,754	—	4,036

Total current assets	33,267	59,485	—	92,752
PROPERTY AND EQUIPMENT, net	26,349	18,478	—	44,827
INTANGIBLE ASSETS, net	1,924,945	6,100	—	1,931,045
INVESTMENT IN SUBSIDIARIES	—	1,954,344	(1,954,344)	—
INVESTMENT IN AFFILIATED COMPANY	—	37,384	—	37,384
OTHER ASSETS	807	4,326	—	5,133

Total assets	$1,985,368	$2,080,117	$(1,954,344)	2,111,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,274	$7,659	$—	$8,933
Accrued expenses	5,633	32,913	—	38,546
Fair value of derivative instruments	—	246	—	246
Other current liabilities	356	265	—	621
Current portion of long-term debt	8	70,000	—	70,008

Total current liabilities	7,271	111,083	—	118,354
LONG-TERM DEBT, net of current portion	18	550,002	—	550,020
DEFERRED INCOME TAX LIABILITY	23,735	90,587	—	114,322

Total liabilities	31,024	751,672	—	782,696

COMMITMENTS AND CONTINGENCIES STOCKHOLDERS’ EQUITY:
Common stock	—	105	—	105
Accumulated comprehensive income adjustments	—	(151)	—	(151)
Stock subscriptions receivable	—	(34,731)	—	(34,731)
Additional paid-in capital	1,276,574	1,416,284	(1,276,574)	1,416,284
Accumulated deficit	677,770	(53,062)	(677,770)	(53,062)

Total stockholders’ equity	1,954,344	1,328,445	(1,954,344)	1,328,445

Total liabilities and stockholders’ equity	$1,985,368	$2,080,117	$(1,954,344)	$2,111,141

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

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2002

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In Thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$135,519	$7,054	$(135,519)	$7,054
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,897	6,743	—	17,640
Amortization of debt financing costs, unamortized discount and deferred interest	—	2,054	—	2,054
Deferred income taxes and reduction in valuation reserve on deferred income taxes	14,065	10,721	—	24,786
Cumulative effect of accounting change, net	29,847	—	—	29,847
Non-cash compensation to officers	—	1,414	—	1,414
Loss on write-off of investments	—	1,532	—	1,532
(Gain) loss on sale of assets, net	(306)	173	—	(133)
Effect of change in operating assets and liabilities—
Trade accounts receivable, net	(3,987)	(3,821)	—	(7,808)
Due to Corporate/from Subsidiaries	(125,162)	125,162	—	—
Income tax receivable	—	111	—	111
Prepaid expenses and other current assets	(282)	102	—	(180)
Other assets	(2,893)	1,461	—	(1,432)
Accounts payable	(309)	(261)	—	(570)
Accrued expenses and other	819	(4,313)	—	(3,494)

Net cash flows from operating activities	58,208	148,132	(135,519)	70,821

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS

For the Year Ended December 31, 2002

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In Thousands)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(5,561)	$(5,410)	$—	$(10,971)
Investment in Subsidiaries	—	(135,519)	135,519	—
Purchase of short term investments	—	(40,700)	—	(40,700)
Proceeds from sale of assets	801	(70)	—	731
Equity investments	—	(846)	—	(846)
Deposits and payments for station purchases	(53,085)	(406)	—	(53,491)

Net cash flows from investing activities	(57,845)	(182,951)	135,519	(105,277)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(130,021)	—	(130,021)
Proceeds from issuance of common stock, net of issuance costs	—	198,812	—	198,812
Payment of preferred stock dividends	—	(20,140)	—	(20,140)
Proceeds from exercise of stock options	—	783	—	783
Interest on stock subscription receivable	—	(1,678)	—	(1,678)

Net cash flows from financing activities	—	47,756	—	47,756

INCREASE IN CASH AND CASH EQUIVALENTS	363	12,937	—	13,300
CASH AND CASH EQUIVALENTS, beginning of year	60	32,055	—	32,115

CASH AND CASH EQUIVALENTS, end of year	$423	$44,992	$—	$45,415

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

INDEX TO SCHEDULES

Schedule II—Valuation and Qualifying Accounts	S-2

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