Form 10-Q
period 2005-03-31
RADIO ONE INC
filed 2005-05-10
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 6, 2005
Class A Common Stock, $.001 Par Value	20,035,784
Class B Common Stock, $.001 Par Value	2,867,463
Class C Common Stock, $.001 Par Value	3,132,458
Class D Common Stock, $.001 Par Value	79,711,703

		Page
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Consolidated Statements of Operations for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	4

	Consolidated Balance Sheets as of March 31, 2005 (Unaudited) and December 31, 2004	5

	Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2004 and for the Three Months Ended March 31, 2005 (Unaudited)	6

	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2005 and 2004 (Unaudited)	7

	Notes to Consolidated Financial Statements (Unaudited)	8

	Consolidating Financial Statements	15

	Consolidating Statement of Operations for the Three Months Ended March 31, 2005 (Unaudited)	16

	Consolidating Statement of Operations for the Three Months Ended March 31, 2004 (Unaudited)	17

	Consolidating Balance Sheet as of March 31, 2005 (Unaudited)	18

	Consolidating Balance Sheet as of December 31, 2004	19

	Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2005 (Unaudited)	20

	Consolidating Statement of Cash Flows for the Three Months Ended March 31, 2004 (Unaudited)	21

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3	Quantitative and Qualitative Disclosures About Market Risk	31

Item 4.	Controls and Procedures	31

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

	SIGNATURES	33

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

(See pages 4-21 — This page intentionally left blank).

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2005	2004
	(Unaudited) (In thousands, except share data)
NET BROADCAST REVENUE	$77,010	$69,662

OPERATING EXPENSES:
Program and technical	15,635	14,147
Selling, general and administrative	23,922	21,912
Corporate expenses	5,295	3,759
Depreciation and amortization	3,467	4,430

Total operating expenses	48,319	44,248

Operating income	28,691	25,414
INTEREST INCOME	472	722
INTEREST EXPENSE, including amortization of deferred financing costs	12,429	9,975
EQUITY IN NET LOSS OF AFFILIATED COMPANY	459	2,367
OTHER INCOME, net	90	82

Income before provision for income taxes and minority interest in income of subsidiary	16,365	13,876
PROVISION FOR INCOME TAXES	6,571	5,085

Income before minority interest in income of subsidiary	9,794	8,791
MINORITY INTEREST IN INCOME OF SUBSIDIARY	107	—

Net income	9,687	8,791
PREFERRED STOCK DIVIDENDS	2,761	5,035

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$6,926	$3,756

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$0.07	$0.04

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	105,390,512	104,856,418

Diluted	105,630,988	105,590,326

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,872	$10,391
Short term investments	3,000	10,000
Trade accounts receivable, net of allowance for doubtful accounts of $3,243 and $4,943, respectively	55,207	61,830
Prepaid expenses and other current assets	4,560	2,845
Income tax receivable	3,650	3,650
Deferred income tax asset	4,281	4,036

Total current assets	82,570	92,752
PROPERTY AND EQUIPMENT, net	45,370	44,827
GOODWILL	117,021	116,865
RADIO BROADCASTING LICENSES	1,801,033	1,801,196
OTHER INTANGIBLE ASSETS, net	73,166	12,984
INVESTMENT IN AFFILIATED COMPANY	37,061	37,384
OTHER ASSETS	3,934	5,133

Total assets	$2,160,155	$2,111,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,700	$8,933
Accrued interest	9,101	14,221
Accrued compensation and related benefits	16,717	16,282
Income taxes payable	2,399	3,291
Other accrued expenses	4,209	4,752
Deferred revenue	3,562	—
Other current liabilities	651	867
Current portion of long-term debt	74,383	70,008

Total current liabilities	116,722	118,354
LONG-TERM DEBT, net of current portion	863,144	550,020
DEFERRED REVENUE, net of current portion	506	—
DEFERRED INCOME TAX LIABILITY	121,164	114,322

Total liabilities	$1,101,536	$782,696

MINORITY INTEREST IN SUBSIDIARY	982	—

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares and 309,820 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively; liquidation preference of $1,000 per share plus cumulative dividends at 6.5% per year, unpaid dividends were $0 and $4,198 at March 31, 2005 and December 31, 2004, respectively	—	—
Common stock—Class A, $.001 par value, 30,000,000 shares authorized 21,948,280 and 22,374,547 shares issued and outstanding	22	22
Common stock—Class B, $.001 par value, 150,000,000 shares authorized, 2,867,463 shares issued and outstanding	3	3
Common stock—Class C, $.001 par value, 150,000,000 shares authorized, 3,132,458 shares issued and outstanding at March 31, 2005 and December 31, 2004	3	3
Common stock—Class D, $.001 par value, 150,000,000 shares authorized, 77,796,207 and 76,635,971 shares issued and outstanding at March 31, 2005 and December 31, 2004, respectively	78	77
Accumulated other comprehensive income (loss)	603	(151)
Stock subscriptions receivable	(11,259)	(34,731)
Additional paid-in capital	1,114,323	1,416,284
Accumulated deficit	(46,136)	(53,062)

Total stockholders’ equity	1,057,637	1,328,445

Total liabilities and stockholders’ equity	$2,160,155	$2,111,141

The accompanying notes are an integral part of these consolidated balance sheets.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEAR ENDED DECEMBER 31, 2004 AND FOR THE THREE MONTHS ENDED MARCH 31, 2005 (UNAUDITED)

(In thousands, except share data)

	Convertible preferred stock	Common stock Class A	Common stock Class B	Common stock Class C	Common stock Class D	Comprehensive income	Accumulated other comprehensive income	Stock subscriptions receivable	Additional paid-in capital	Accumulated deficit	Total stockholders’ equity
BALANCE, as of December 31, 2003	—	23	3	3	76		(2,605)	(35,017)	1,410,460	(94,524)	1,278,419
Comprehensive income:
Net income	—	—	—	—	—	61,602	—	—	—	61,602	61,602
Change in unrealized loss on derivative and hedging activities, net of taxes	—	—	—	—	—	2,454	2,454	—	—	—	2,454

Comprehensive income						$64,056

Vesting of non-employee restricted stock	—	—	—	—	—		—	—	803	—	803
Preferred stock dividends	—	—	—	—	—		—	—	—	(20,140)	(20,140)
Interest on stock subscriptions receivable	—	—	—	—	—		—	(1,714)	—	—	(1,714)
Repayment of interest on officer loan	—	—	—	—	—		—	2,000	—	—	2,000
Adjustment of basis for investment in affiliated company	—	—	—	—	—		—	—	2,840	—	2,840
Employee exercise of options for 162,953 shares	—	—	—	—	—		—	—	1,721	—	1,721
Conversion of 30,000 shares of Class A common stock to 30,000 shares of Class D common stock	—	(1)	—	—	1		—	—	—	—	—
Tax effect on non-qualified option exercises	—	—	—	—	—		—	—	460	—	460

BALANCE, as of December 31, 2004	—	22	3	3	77		(151)	(34,731)	1,416,284	(53,062)	1,328,445
Comprehensive income:
Net income	—	—	—	—	—	9,687	—	—	—	9,687	9,687
Change in unrealized gain on derivative and hedging activities, net of taxes	—	—	—	—	—	754	754	—	—	—	754

Comprehensive income						$10,441

Adjustment of basis for investment in affiliated company	—	—	—	—	—		—	—	(383)	—	(383)
Vesting of non-employee restricted stock	—	—	—	—	—		—	—	29	—	29
Preferred stock dividends	—	—	—	—	—		—	—	—	(2,761)	(2,761)
Redemption of preferred stock	—	—	—	—	—		—	—	(309,820)	—	(309,820)
Issuance of common stock pursuant to investment in Reach Media, Inc.	—	—	—	—	2		—	—	25,424	—	25,426
Repayment of officer loan	—	—	—	—	—		—	5,962	—	—	5,962
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(243)	—	—	(243)
Repurchase of common stock	—	—	—	—	(1)		—	17,753	(18,070)	—	(318)
Employee exercise of options for 72,321 shares	—	—	—	—	—		—	—	621	—	621
Tax effect on non-qualified option exercises	—	—	—	—	—		—	—	238	—	238

BALANCE, as of March 31, 2005	$—	$22	$3	$3	$78		$603	$(11,259)	$1,114,323	$(46,136)	$1,057,637

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004
	(Unaudited, In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,687	$8,791
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,467	4,430
Amortization of debt financing costs, unamortized discount and deferred interest	459	424
Deferred income taxes	5,775	4,943
Equity in net loss of affiliated company	459	2,367
Minority interest in income of subsidiary	107	—
Non-cash compensation	408	923
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	7,168	12,552
Prepaid expenses and other current assets	(835)	(1,049)
Other assets	1,019	(80)
Accounts payable	(3,289)	(192)
Accrued interest	(5,120)	(6,701)
Accrued compensation and related benefits	(1,821)	(387)
Income taxes payable	(318)	(189)
Other accrued expenses	(858)	(1,588)

Net cash flows from operating activities	16,308	24,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,037)	(1,516)
Equity investments, net of cash acquired	(21,266)	(57)
Sale of short term investments	7,000	5,697
Purchase of other intangible assets	(57)	—
Deposits and payments for station purchases	—	(33,983)

Net cash flows from investing activities	(17,360)	(29,859)

CASH FLOWS FROM FINANCING ACTIVITIES:

Repayment of debt	(17,502)	(13,127)
Proceeds from bank credit facility	135,000	—
Proceeds from debt issuances, net of offering costs	195,718	—
Redemption of convertible preferred stock	(309,820)	—
Proceeds from stock subscriptions due	5,962	—
Payment of bank financing costs	(237)	—
Payment of preferred stock dividends	(6,966)	(5,035)
Proceeds from exercise of stock options	621	954
Change in interest due on stock subscriptions receivable	(243)	(422)

Net cash flows from financing activities	2,533	(17,630)

INCREASE IN CASH AND CASH EQUIVALENTS	1,481	(23,245)
CASH AND CASH EQUIVALENTS, beginning of period	10,391	38,010

CASH AND CASH EQUIVALENTS, end of period	$11,872	$14,765

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$17,090	$16,210

Income taxes	$454	$332

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Organization and Business

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and subsidiaries (collectively the “Company”) were organized to acquire, operate and maintain radio broadcasting stations. The Company owns and/or operates 69 radio stations in 22 markets throughout the United States.

The Company’s operating results are significantly affected by its share of the audience in markets where it owns and/or operates stations. To increase its share, the Company has made and may continue to make significant acquisitions of radio stations, which may require it to incur additional debt. The service of this debt will require the Company to make significant debt service payments.

In July 2003, the Company entered into a joint venture with an affiliate of Comcast Corporation and other investors to create TV One, LLC (“TV One”), an entity formed to operate a cable television network featuring lifestyle, entertainment, and news-related programming targeted primarily towards African-American viewers. The Company expects to make a cumulative cash investment of approximately $74.0 million in TV One over approximately four years, of which the Company has already funded approximately $37.0 million. The Company also provides advertising and management services to TV One under agreements that expire in January 2009. As consideration for providing these services, the Company receives cash and has received equity in TV One. As of March 31, 2005, the Company owned approximately 36% of TV One on a fully converted basis.

In February 2005, the Company completed the acquisition of 51% of the common stock of Reach Media, Inc. (“Reach Media”) for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D common stock. Reach Media commenced operations in 2003 and was formed by Tom Joyner, its Chairman, and David Kantor, its Chief Executive Officer, to operate the Tom Joyner Morning Show and related businesses. Mr. Joyner is a leading nationally syndicated radio personality. The Tom Joyner Morning Show is broadcast on over 115 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach Media also operates the Tom Joyner Sky Show, the Tom Joyner Family Reunion and various other special event-related activities. Additionally, Reach Media operates BlackAmericaWeb.com, an African-American targeted Internet destination, and airs a television program on TV One.

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

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

(c) Interim Financial Statements

The interim consolidated financial statements included herein for Radio One and subsidiaries have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

Results for interim periods are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company’s December 31, 2004 financial statements and notes thereto included in the Company’s annual report on Form 10-K/A.

(d) Financial Instruments

Financial instruments as of March 31, 2005 and December 31, 2004 consist of cash and cash equivalents, short term investments, trade accounts receivable, notes receivable (which are included in other current assets), accounts payable, accrued expenses, long-term debt and subscriptions receivable. The carrying amounts approximate fair value for each of these financial instruments as of March 31, 2005 and December 31, 2004, except for the Company’s outstanding senior subordinated notes. The 8 7/8% senior subordinated notes had a fair value of approximately $321.8 million and $334.1 million as of March 31, 2005 and December 31, 2004, respectively. The fair value was determined based on the fair market value of similar instruments.

In February 2005, the Company completed the private placement of $200.0 million of 6 3/8% senior subordinated notes. The net proceeds from the sale of the notes were approximately $195.7 million. The notes mature in February 2013 and interest on the notes is payable in cash on February 15 and August 15 of each year, beginning August 15, 2005. The 6 3/8% senior subordinated notes had a fair value of approximately $196.0 million as of March 31, 2005. The fair value was determined based on the fair market value of similar instruments.

(e) Revenue Recognition

The Company recognizes revenue for broadcast advertising when the commercial is broadcast and is reported net of agency commissions in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as amended by Staff Accounting Bulletin No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” Agency commissions, when applicable, are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency and the agency remits the gross billing, less their commission, to the Company. Agency commissions were approximately $10.0 million and $9.2 million during the three months ended March 31, 2005 and 2004, respectively.

(f) Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is based upon the difference, if any, on the date of grant, between the fair value of the Company’s stock and the exercise price.

At March 31, 2005, the Company had one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB No. 25, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to the determined market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the Three Months Ended March 31,
	2005	2004
	(In thousands, except share data)
Net income applicable to common stockholders, as reported:	$6,926	$3,756
Add: stock-based employee compensation expense included in net income	—	—
Less: total stock-based employee compensation expense determined under fair value-based method for all awards	(4,612)	(3,368)

Pro forma net income applicable to common stockholders	$2,314	$388

As reported net income per share—basic	$0.07	$0.04
As reported net income per share—diluted	$0.07	$0.04
Pro forma net income per share —basic	$0.02	$0.00
Pro forma net income per share—diluted	$0.02	$0.00

The per share weighted-average fair value of employee options granted during the three months ended March 31, 2005 and 2004 was $8.63 and $11.02, respectively, on the date of grant. These fair values were derived using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2005	2004
Average risk-free interest rate	4.27%	2.71%
Expected dividend yield	0.00%	0.00%
Expected lives	5 years	5 years
Expected volatility	64%	70%

(g) Comprehensive Income

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

The following table sets forth the components of comprehensive income:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net income	$9,687	$8,791
Other comprehensive income (loss) (net of tax benefit of $472 and tax provision of $382, respectively):
Derivative and hedging activities	754	(610)

Comprehensive income	$10,441	$8,181

(h) Net Income Applicable to Common Stockholders

The net income applicable to common stockholders for the periods ended March 31, 2005 and 2004 is net income less dividends on the Company’s preferred stock of approximately $2.8 and $5.0 million, respectively.

(i) Earnings Per Share

Earnings per share is based on the weighted average number of common and diluted common equivalent shares for stock options and warrants outstanding during the period the calculation is made, divided into the net income applicable to common stockholders. Diluted common equivalent shares consist of shares issuable upon the exercise of stock options and warrants, using the treasury stock method.

2. RECENT ACCOUNTING PRONOUNCEMENTS:

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123(R) (“SFAS No. 123(R)”), “Accounting for Stock-Based Compensation.” SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted. The Securities and Exchange Commission recently delayed the required implementation date for this statement from the Company’s third quarter of 2005 to the beginning of the Company’s 2006 fiscal year.

3. ACQUISITIONS:

In February 2005, the Company completed the acquisition of 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D common stock. Reach Media commenced operations in 2003 and was formed by Tom Joyner, its Chairman, and David Kantor, its Chief Executive Officer, to operate the Tom Joyner Morning Show and related businesses. Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndication agreements. Mr. Joyner is a leading nationally syndicated radio personality. The Tom Joyner Morning Show is broadcast on over 115 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach Media also operates the Tom Joyner Sky Show, the Tom Joyner Family Reunion and various other special event-related activities. Additionally, Reach Media operates BlackAmericaWeb.com, an African-American targeted Internet destination, and airs a television program on TV One. The Company allocated approximately $1.8 million of the purchase price to net working capital balances and the remaining amount to other intangible assets on the Company’s consolidated balance sheet as of March 31, 2005, pending completion of the purchase price allocation.

In November 2004, the Company completed the acquisition of the assets of WABZ-FM, a radio station located in the Charlotte metropolitan area. Upon completing the acquisition, the Company consolidated the station with its existing Charlotte operations, changed the call sign to WPZS-FM and reformatted the station. The total acquisition price was approximately $11.5 million in cash.

The Company initially allocated the full value of the purchase price to radio broadcasting licenses on the Company’s consolidated balance sheet as of December 31, 2004. Upon completion of this purchase price allocation in February 2005, the allocation was adjusted and approximately $11.4 million and $76,000 was assigned to radio broadcasting licenses and goodwill, respectively.

In October 2004, the Company acquired the outstanding stock of New Mableton Broadcasting Corporation (“NMBC”), which owns WAMJ-FM, a radio station located in the Atlanta metropolitan area. The Company had operated WAMJ-FM under a local marketing agreement (“LMA”) since August 2001. New Mableton Broadcasting Corporation’s majority shareholder was an entity controlled by the Company’s Chief Executive Officer and President. The total acquisition price was approximately $35.0 million in cash. The Company has allocated the full purchase price to radio broadcasting licenses on the Company’s consolidated balance sheet as of March 31, 2005, pending completion of the purchase price allocation.

In February 2004, the Company completed the acquisition of the assets of WSNJ-FM, a radio station located in the Philadelphia metropolitan area. Upon receiving the necessary regulatory approvals, the Company consolidated the station with its existing Philadelphia operations, changed the call sign to WRNB-FM and reformatted the station. The acquisition price was approximately $35.0 million in cash. The Company initially allocated the full value of the purchase price to radio broadcasting licenses on the Company’s consolidated balance sheet as of December 31, 2004. Upon completion of the purchase price allocation in January 2005, the allocation was adjusted and approximately $34.9 million and $54,000 was assigned to radio broadcasting licenses and goodwill, respectively.

4. INVESTMENT IN AFFILIATED COMPANY:

In July 2003, the Company entered into a joint venture agreement with an affiliate of Comcast Corporation and other investors to create TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. The Company has committed to make a cumulative cash investment of approximately $74.0 million in TV One over approximately four years, of which the Company has already funded approximately $37.0 million. In December 2004, TV One entered into a distribution agreement with DIRECTV, Inc. (“DIRECTV”) and certain affiliates of DIRECTV became investors in TV One. As of March 31, 2005, the Company owned approximately 36% of TV One on a fully converted basis, and Comcast owned a slightly smaller stake.

The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the three months ended March 31, 2005, the Company’s allocable share of TV One’s losses was $459,000. Under the hypothetical liquidation at book value approach, the decrease in the Company’s claim on the change in net assets of TV One resulting from additional equity contributed to TV One by investors, resulted in a decrease of $383,000 to additional paid-in capital of Radio One in accordance with SEC Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary.”

The Company also entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, which expires in January 2009, the Company is providing TV One with administrative and operational support services and access to Company personalities. Under the advertising services agreement, the Company is providing a specified amount of advertising to TV One over a term of five years ending in January 2009. As consideration for providing these services, the Company receives an annual service fee of $500,000 in cash and has received equity in TV One.

The Company is accounting for these services transactions in accordance with Emerging Issues Task Force, Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.” As these services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, this has been determined to be the value of underlying advertising time that is being provided to TV One. For the network services agreement, this has been determined to be the initial value of the equity received in TV One; as a result, the Company is re-measuring the fair value of the equity received to complete its obligations under the network services agreement in each subsequent reporting period as the services are provided. The Company recognized $624,000 and approximately $1.1 million of revenue relating to these two agreements for the three months ended March 31, 2005 and 2004, respectively.

5. LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31, 2005	December 31, 2004
	(In thousands)
8 7/8% Senior subordinated notes	$300,000	$300,000
6 3/8% Senior subordinated notes	200,000	—
Bank credit facilities	437,500	320,000
Capital lease obligations	27	28

Total long-term debt	937,527	620,028
Less: current portion	(74,383)	(70,008)

Long term debt, net of current portion	$863,144	$550,020

Senior Subordinated Notes

In February 2005, the Company completed the private placement of $200.0 million of 6 3/8% senior subordinated notes due 2013 realizing net proceeds of approximately $195.7 million. The Company recorded approximately $4.3 million in deferred offering costs, which are being amortized to interest expense over the life of the notes using the effective interest rate method.

In May 2001, the Company completed the private placement of $300.0 million of 8 7/8% senior subordinated notes due 2011 realizing net proceeds of approximately $291.8 million. The Company recorded approximately $8.2 million in deferred offering costs, which are being amortized to interest expense over the life of the notes using the effective interest rate method.

Bank Credit Facilities

In July 2000, the Company entered into a credit agreement with a group of financial institutions whereby the Company could borrow up to $750.0 million. This agreement was subsequently amended on March 18, 2002 to provide new facilities under which the Company may borrow up to $600.0 million. The bank credit agreement requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit the Company’s ability to borrow or otherwise raise funds in the credit and capital markets.

The bank credit agreement consist of a Term A facility in the amount of $350.0 million and a revolving credit facility, in an amount up to $250.0 million that may be borrowed on a revolving basis. The Term A facility requires minimum quarterly principal payments and as of March 31, 2005, the Company had repaid $122.5 million with $227.5 million outstanding. As of March 31, 2005 the Company had $210.0 million outstanding on the revolving credit facility, with $40.0 million available to be drawn down (subject to various covenant restrictions). The bank facilities mature in June 2007. The interest rate on the bank credit facilities is LIBOR plus a spread based on the Company’s leverage ratio, as defined in the credit agreement. The weighted average interest rate for the bank credit facilities was 3.26% and 3.40% during the three months ended March 31, 2005 and 2004, respectively.

The Company’s bank credit agreement and the indentures governing the other outstanding debt contain covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase capital stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.

Future minimum principal payments of long-term debt as of March 31, 2005 are as follows:

	Senior Subordinated Notes	Bank Credit Facilities	Capital Leases
	(In thousands)
April – December, 2005	$—	$52,500	$6
2006	—	87,500	7
2007	—	297,500	7
2008	—	—	7
2009	—	—	—
2010 and thereafter	500,000	—	—

Total long-term debt	$500,000	$437,500	$27

6. STOCKHOLDERS’ EQUITY:

In February 2005, the Company redeemed all of its outstanding 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities in the aggregate sum of approximately $310.0 million. This redemption was financed with the net proceeds of the sale of the Company’s 6 3/8% senior subordinated notes due 2013, borrowings under its revolving credit facility and available excess cash.

7. RELATED PARTY TRANSACTIONS:

The Company leased office space from a partnership in which the Company’s Chief Executive Officer (“CEO”) and Chairperson are partners. Effective June 28, 2004, the partnership sold the property to a third party. On that date, the Company entered into a new lease agreement with the third party that expired in January 2005, after which the Company relocated to a new facility. Total rent paid to the partnership was $60,000 during the three months ended March 31, 2004.

Three officers of the Company, the CEO, Chief Financial Officer (“CFO”) and the Chief Administrative Officer (“CAO”), purchased 1,500,000 shares of the Company’s Class D common stock, 333,334 shares of the Company’s Class A common stock and 666,666 of the Company’s Class D common stock, and 250,000 shares of the Company’s Class D common stock, respectively. The stock was purchased with the proceeds of full recourse loans from the Company in the amounts of approximately $21.1 million, $7.0 million and $2.0 million, respectively. The CEO made an interest payment on his loan in the amount of $2.0 million in December 2004. As of December 31, 2004, accrued interest on these loans were approximately $2.5 million, $1.7 million and $401,000, respectively. The CEO made a further repayment of approximately $17.8 million on his loan in February 2005 and repaid the remaining balance of the loan of approximately $6.0 million in March 2005. The repayment of approximately $17.8 million was effected using 1,125,000 shares of the Company’s Class D common stock owned by the CEO. All shares transferred to the Company in satisfaction of these loans have been retired by the Company. As of March 31, 2005, the accrued interest on these loans to the CFO and CAO were approximately $1.8 million and $423,000, respectively.

The Company also had loans outstanding to the Company’s CEO, CFO and Chief Operating Officer (“COO”) in the amounts of $380,000, $88,000 and $262,000, respectively. The loans are due on demand and bear interest at 5.6%. As of December 31, 2004, accrued interest on these loans were $163,000, $31,000 and $99,000, respectively. The CEO repaid in full, and in cash, the balance of his loan in the amount of $549,000 in March 2005. As of March 31, 2005, the accrued interest on these loans to the CFO and COO were $33,000 and $104,000 respectively.

In February 2002, the Company’s CFO exercised a contractual right to receive a non-interest-bearing loan in the amount of $750,000. The loan was paid in full in January 2005. The repayment was effected using a combination of cash and 20,000 shares of the Company’s Class D common stock owned by the CFO. All shares transferred to the Company in satisfaction of these loans have been retired by the Company.

In October 2004, the Company acquired the outstanding stock of NMBC, which owns WAMJ-FM, a radio station licensed to the Atlanta metropolitan area. The total acquisition price was approximately $35.0 million in cash, of which approximately $10.0 million was paid in available cash and $25.0 million was paid through a draw down on the Company’s bank credit facility. Prior to the acquisition, Mableton Investment Group, LLC (“MIG”) was NMBC’s majority shareholder. Alfred C. Liggins, III, the Company’s CEO, was the sole member and manager of MIG. Until February 2003, Syndicated Communications Venture Partners II, LP was also a member of MIG. Terry L. Jones, a general partner of Syndicated Communications Venture Partners II, LP is a member of the Company’s board of directors. The terms of the NMBC acquisition were approved by an independent committee of the Company’s board of directors and a fairness opinion was obtained from an independent third party. Prior to acquiring NMBC, the Company programmed and provided marketing services to WAMJ-FM through an LMA with MIG. Total fees paid under the LMA were $111,000 for the three months ended March 31, 2004.

8. COMMITMENTS AND CONTINGENCIES:

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times through October 1, 2012. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

TV One Cable Network

Pursuant to a limited liability company agreement dated July 18, 2003, the Company and certain other investors formed TV One for the purpose of developing and distributing a new television programming service. The Company has committed to make a cumulative cash investment of approximately $74.0 million in TV One over approximately four years. As of March 31, 2005, the Company has already funded approximately $37.0 million under this agreement.

Royalty Agreements

The Company has entered into fixed fee and variable share agreements with music performance rights organizations that expire as late as 2009. During the three months ended March 31, 2005 and 2004, the Company incurred expenses of approximately $2.8 million and approximately $2.4 million, respectively, in connection with these agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions occurring in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company’s restricted subsidiaries (“Subsidiary Guarantors”) have fully and unconditionally guaranteed the Company’s 8 7/8% senior subordinated notes due 2011 and 6 3/8% senior subordinated notes due 2013.

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of March 31, 2005 and 2004, and for the three-month periods then ended. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In thousands)
NET BROADCAST REVENUE	$39,446	$37,564	$—	$77,010

OPERATING EXPENSES:
Program and technical	7,564	8,071	—	15,635
Selling, general and administrative	13,307	10,615	—	23,922
Corporate expenses	—	5,295	—	5,295
Depreciation and amortization	1,948	1,519	—	3,467

Total operating expenses	22,819	25,500	—	48,319

Operating income	16,627	12,064	—	28,691
INTEREST INCOME	—	472	—	472
INTEREST EXPENSE, including amortization of deferred financing costs	—	12,429	—	12,429
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	459	—	459
OTHER INCOME, net	40	50	—	90

Income (loss) before provision for income taxes and minority interest in income of subsidiary	16,667	(302)	—	16,365
PROVISION FOR INCOME TAXES	—	6,571	—	6,571
MINORITY INTEREST IN INCOME OF SUBSIDIARY	—	107	—	107

Net income (loss) before equity in income of subsidiaries	16,667	(6,980)	—	9,687
EQUITY IN INCOME OF SUBSIDIARIES	—	16,667	(16,667)	—

Net income	$16,667	$9,687	$(16,667)	$9,687

PREFERRED STOCK DIVIDEND		2,761		2,761

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$6,926		$6,926

The accompanying notes are an integral part of this consolidating statement.

CONSOLIDATING STATEMENT OF OPERATIONS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In thousands)
NET BROADCAST REVENUE	$35,147	$34,515	$—	$69,662

OPERATING EXPENSES:
Program and technical	6,998	7,149	—	14,147
Selling, general and administrative	12,445	9,467	—	21,912
Corporate expenses	—	3,759	—	3,759
Depreciation and amortization	2,965	1,465	—	4,430

Total operating expenses	22,408	21,840	—	44,248

Operating income	12,739	12,675	—	25,414
INTEREST INCOME	2	720	—	722
INTEREST EXPENSE, including amortization of deferred financing costs	45	9,930	—	9,975
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	2,367	—	2,367
OTHER INCOME (EXPENSE), net	—	82	—	82

Income before provision for income taxes	12,696	1,180	—	13,876
PROVISION FOR INCOME TAXES	—	5,085	—	5,085

Net income (loss) before equity in income of subsidiaries	12,696	(3,905)	—	8,791
EQUITY IN INCOME OF SUBSIDIARIES	—	12,696	(12,696)	—

Net income	$12,696	$8,791	$(12,696)	$8,791

PREFERRED STOCK DIVIDEND		5,035		5,035

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$3,756		$3,756

The accompanying notes are an integral part of this consolidating statement.

CONSOLIDATING BALANCE SHEET

AS OF MARCH 31, 2005

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$409	$11,463	$—	$11,872
Short-term investments	—	3,000	—	3,000
Trade accounts receivable, net of allowance for doubtful accounts	26,522	28,685	—	55,207
Prepaid expenses and other current assets	980	3,580	—	4,560
Income tax receivable	—	3,650	—	3,650
Deferred tax asset	2,282	1,999	—	4,281

Total current assets	30,193	52,377	—	82,570
PROPERTY AND EQUIPMENT, net	27,254	18,116	—	45,370
INTANGIBLE ASSETS, net	1,924,547	66,673	—	1,991,220
INVESTMENT IN SUBSIDIARIES	—	1,950,615	(1,950,615)	—
INVESTMENT IN AFFILIATED COMPANY	—	37,061	—	37,061
OTHER ASSETS	704	3,230	—	3,934

Total assets	$1,982,698	$2,128,072	$(1,950,615)	$2,160,155

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,927	$3,773	$—	$5,700
Accrued expenses	6,022	26,404	—	32,426
Other current liabilities	375	3,838	—	4,213
Current portion of long-term debt	8	74,375	—	74,383

Total current liabilities	8,332	108,390	—	116,722
LONG-TERM DEBT, net of current portion	17	863,127	—	863,144
DEFERRED REVENUE, net of current portion	—	506	—	506
DEFERRED INCOME TAX LIABILITY	23,734	97,430	—	121,164

Total liabilities	32,083	1,069,453	—	1,101,536

MINORITY INTEREST IN SUBSIDIARY	—	982	—	982
STOCKHOLDERS’ EQUITY:
Common stock	—	106	—	106
Accumulated other comprehensive income	—	603	—	603
Stock subscriptions receivable	—	(11,259)	—	(11,259)
Additional paid-in capital	1,265,601	1,114,323	(1,265,601)	1,114,323
Accumulated deficit	685,014	(46,136)	(685,014)	(46,136)

Total stockholders’ equity	1,950,615	1,057,637	(1,950,615)	1,057,637

Total liabilities and stockholders’ equity	$1,982,698	$2,128,072	$(1,950,615)	$2,160,155

The accompanying notes are an integral part of this consolidating balance sheet.

CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2004

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$192	$10,199	$—	$10,391
Short-term investments	—	10,000	—	10,000
Trade accounts receivable, net of allowance for doubtful accounts	29,773	32,057	—	61,830
Prepaid expenses and other current assets	1,020	1,825	—	2,845
Income tax receivable	—	3,650	—	3,650
Deferred tax asset	2,282	1,754	—	4,036

Total current assets	33,267	59,485	—	92,752
PROPERTY AND EQUIPMENT, net	26,349	18,478	—	44,827
INTANGIBLE ASSETS, net	1,924,945	6,100	—	1,931,045
INVESTMENT IN SUBSIDIARIES	—	1,954,344	(1,954,344)	—
INVESTMENT IN AFFILIATED COMPANY	—	37,384	—	37,384
OTHER ASSETS	807	4,326	—	5,133

Total assets	$1,985,368	$2,080,117	$(1,954,344)	$2,111,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,274	$7,659	$—	$8,933
Accrued expenses	5,633	32,913	—	38,546
Fair value of derivative instruments	—	246	—	246
Other current liabilities	356	265	—	621
Current portion of long-term debt	8	70,000	—	70,008

Total current liabilities	7,271	111,083	—	118,354
LONG-TERM DEBT, net of current portion	18	550,002	—	550,020
DEFERRED INCOME TAX LIABILITY	23,735	90,587	—	114,322

Total liabilities	31,024	751,672	—	782,696

STOCKHOLDERS’ EQUITY:
Common stock	—	105	—	105
Accumulated other comprehensive loss	—	(151)	—	(151)
Stock subscriptions receivable	—	(34,731)	—	(34,731)
Additional paid-in capital	1,276,574	1,416,284	(1,276,574)	1,416,284
Accumulated deficit	677,770	(53,062)	(677,770)	(53,062)

Total stockholders’ equity	1,954,344	1,328,445	(1,954,344)	1,328,445

Total liabilities and stockholders’ equity	$1,985,368	$2,080,117	$(1,954,344)	$2,111,141

The accompanying notes are an integral part of this consolidating balance sheet.

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2005

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,667	$9,687	$(16,667)	$9,687
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	1,948	1,519	—	3,467
Amortization of debt financing costs, unamortized discount and deferred interest	—	459	—	459
Deferred income taxes	—	5,775	—	5,775
Minority interest in income of subsidiary	—	107		107
Equity in net losses of affiliated company	—	459	—	459
Non-cash compensation	—	408	—	408
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	3,251	3,917	—	7,168
Due to corporate/from subsidiaries	(9,048)	9,048	—	—
Prepaid expenses and other	40	(875)	—	(835)
Other assets	103	916	—	1,019
Accounts payable	653	(3,942)	—	(3,289)
Accrued expenses and other	406	(8,523)	—	(8,117)

Net cash flows from operating activities	14,020	18,955	(16,667)	16,308

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(1,934)	$(1,103)	$—	$(3,037)
Equity investments, net of cash acquired	—	(21,266)	—	(21,266)
Sale of short-term investments	—	7,000	—	7,000
Investment in subsidiaries	—	(16,667)	16,667	—
Purchase other intangible assets	—	(57)	—	(57)

Net cash flows from investing activities	(1,934)	(32,093)	16,667	(17,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(17,502)	—	(17,502)
Proceeds from credit facility	—	135,000	—	135,000
Proceeds from debt issuances, net of offering costs	—	195,718	—	195,718
Redemption of convertible preferred stock	—	(309,820)	—	(309,820)
Proceeds from stock subscriptions due	—	5,962	—	5,962
Payment of bank financing costs	—	(237)	—	(237)
Payment of preferred stock dividends	—	(6,966)	—	(6,966)
Proceeds from exercise of stock options	—	621	—	621
Change in interest due on stock subscription receivable	—	(243)	—	(243)

Net cash flows from financing activities	—	2,533	—	2,533

INCREASE IN CASH AND CASH EQUIVALENTS	12,086	(10,605)	—	1,481
CASH AND CASH EQUIVALENTS, beginning of period	192	10,199	—	10,391

CASH AND CASH EQUIVALENTS, end of period	$12,278	$(406)	$—	$11,872

The accompanying notes are an integral part of this consolidating statement.

CONSOLIDATING STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2004

(Unaudited)

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$12,696	$8,791	$(12,696)	$8,791
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	2,965	1,465	—	4,430
Amortization of debt financing costs, unamortized discount and deferred interest	—	424	—	424
Deferred income taxes	—	4,943	—	4,943
Equity in net loss of affiliated company	—	2,367	—	2,367
Non-cash compensation	—	923	—	923
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	4,820	7,732	—	12,552
Due to corporate/from subsidiaries	13,744	(13,744)	—	—
Prepaid expenses and other	(638)	(411)	—	(1,049)
Other assets	35	(115)	—	(80)
Accounts payable	384	(576)	—	(192)
Accrued expenses and other	664	(9,529)	—	(8,865)

Net cash flows from operating activities	34,670	2,270	(12,696)	24,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(781)	$(735)	$—	$(1,516)
Equity investments	—	(57)	—	(57)
Sale of short-term investments	—	5,697	—	5,697
Investment in subsidiary	—	(12,696)	12,696	—
Deposits and payments for station purchases	(33,792)	(191)	—	(33,983)

Net cash flows from investing activities	(34,573)	(7,982)	12,696	(29,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(13,127)	—	(13,127)
Proceeds from exercise of stock options	—	954	—	954
Change in interest due on stock subscription receivable	—	(422)	—	(422)
Payment of preferred stock dividends	—	(5,035)	—	(5,035)

Net cash flows from financing activities	—	(17,630)	—	(17,630)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	97	(23,342)	—	(23,245)
CASH AND CASH EQUIVALENTS, beginning of period	414	37,596	—	38,010

CASH AND CASH EQUIVALENTS, end of period	$511	$14,254	$—	$14,765

The accompanying notes are an integral part of this consolidating statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K/A for the year ended December 31, 2004.

Introduction

Revenue

We derive revenue from sales of advertisements and program sponsorships to local and national advertisers and, to a much lesser extent, tower rental income, independent promotion agreements, ticket and other revenue related to special events we sponsor throughout the year and management fees from our affiliated company, TV One, LLC (“TV One”). Advertising revenue is affected primarily by the advertising rates our radio stations are able to charge as well as the overall demand for radio advertising time in a market. These rates are largely based upon a radio station’s audience share in the demographic groups targeted by advertisers, the number of radio stations in the related market, and the supply of and demand for radio advertising time. Advertising rates are generally highest during morning and afternoon commuting hours. In February 2005, we acquired 51% of the common stock of Reach Media, Inc. (“Reach Media”). Reach Media primarily derives revenue from the sale of advertising time on the affiliate stations which broadcast the Tom Joyner Morning Show. The affiliate radio stations provide Reach Media with advertising inventory on their stations which is then sold to the marketplace through a sales representative agreement with ABC Radio Networks. ABC Radio Networks guarantees Reach Media an agreed upon amount of annual revenue with the potential to earn additional amounts if certain revenue goals are met. The agreement with ABC Radio Networks runs through 2009. Additional revenue is generated by Reach Media from special events, sponsorships, its Internet business and other related activities.

Approximately 69% of our net revenue was generated from local advertising and approximately 28% was generated from national spot advertising, including network advertising, during the three months ended March 31, 2005. In comparison, approximately 70% of our net revenue was generated from local advertising and approximately 28% was generated from national spot advertising, including network advertising, during the three months ended March 31, 2004. The balance of revenue was generated primarily from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

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

We generally incur advertising and promotional expenses to increase our audiences. However, because Arbitron reports ratings quarterly, any changed ratings and therefore the effect on advertising revenue, tends to lag behind the incurrence of advertising and promotional expenditures.

Measurement of Performance

We monitor the growth and operational results of our business using net income and the following key metrics:

(a) Net broadcast revenue: The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net broadcast revenue. Net broadcast revenue consists of gross broadcast revenue net of local and national agency commissions consistent with industry practice. Net broadcast revenue is recognized in the period in which advertisements are broadcast. Net broadcast revenue also includes advertising aired in exchange for goods and services, which is recorded at fair value.

(b) Station operating income: Net income before depreciation and amortization, income taxes, interest income, interest expense, equity in net loss of affiliated company, minority interest in income of subsidiary, other expense, corporate expenses and non-cash compensation expenses is commonly referred to in our business as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets because station operating income provides helpful information about our results of operations apart from expenses associated with our physical plant, income taxes provision, investments, debt financings, overhead and non-cash compensation. Station operating income is frequently used as one of the bases for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except margin data)
Net broadcast revenue	$77,010	$69,662
Station operating income(1)	$37,482	$34,125
Station operating income margin	48.7%	49.0%
EBITDA(2)	$31,682	$27,559
Net income	$9,687	$8,791

(1)	The reconciliation of net income to station operating income is as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net income as reported	$9,687	$8,791
Add back non-station operating income items included in net income:
Interest income	(472)	(722)
Interest expense	12,429	9,975
Provision for income taxes	6,571	5,085
Corporate expenses, excluding non-cash compensation	4,916	3,358
Non-cash compensation	408	923
Equity in net loss of affiliated company	459	2,367
Other income, net	(90)	(82)
Depreciation and amortization	3,467	4,430
Minority interest in income of subsidiary	107	—

Station operating income	$37,482	$34,125

(2)	The reconciliation of net income to EBITDA is as follows:

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net income as reported	$9,687	$8,791
Add back non-EBITDA items included in net income:
Interest income	(472)	(722)
Interest expense	12,429	9,975
Provision for income taxes	6,571	5,085
Depreciation and amortization	3,467	4,430

EBITDA	$31,682	$27,559

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

	Three Months Ended March 31,
	2005	2004	Increase/(Decrease)
	(in thousands)		$	%
Statements of Operations:
Net broadcast revenue	$77,010	$69,662	$7,348	10.5%
Operating expenses:
Programming and technical, excluding non-cash compensation	15,606	13,625	1,981	14.5
Selling, general and administrative	23,922	21,912	2,010	9.2
Corporate expenses, excluding non-cash compensation	4,916	3,358	1,558	46.4
Non-cash compensation	408	923	(515)	(55.8)
Depreciation and amortization	3,467	4,430	(963)	(21.7)

Total operating expenses	48,319	44,248	4,071	9.2

Operating income	28,691	25,414	3,277	12.9
Interest income	472	722	(250)	(34.6)
Interest expense	12,429	9,975	2,454	24.6
Other income, net	90	82	8	9.8
Equity in net loss of affiliated company	459	2,367	(1,908)	(80.6)

Income before provision for income taxes and minority interest in income of subsidiary	16,365	13,876	2,489	17.9
Income tax provision	6,571	5,085	1,486	29.2
Minority interest in income of subsidiary	107	—	107	—

Net income	$9,687	$8,791	$896	10.2
Preferred stock dividend	2,761	5,035	(2,274)	(45.2)

Net income applicable to common stockholders	$6,926	$3,756	$3,170	84.4%

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Broadcast Revenue.

Three Months Ended March 31,
2005	2004	Increase/(Decrease)
(in thousands)		$	%
$77,010	$69,662	7,348	10.5

During the three months ended March 31, 2005, we recognized approximately $77.0 million in net broadcast revenue compared to approximately $69.7 million during the three months ended March 31, 2004. These amounts are net of agency commissions, which were approximately $10.0 million during 2005, compared to approximately $9.2 million during 2004. The increase in net broadcast revenue was due primarily to increased demand for advertising on our stations that resulted from our increased listenership and ratings. The revenue growth in several of our markets, including, Charlotte, Cleveland, Columbus, Dallas, Houston, Raleigh and Washington, DC and our consolidation of the March 2005 operating results of Reach Media were partially offset by revenue declines in some of our other markets, including Philadelphia due to a format change, Los Angeles due to soft ratings and Baltimore due to general market conditions. Excluding Reach Media, our net broadcast revenue grew approximately 7.0% for the three months ended March 31, 2005.

Operating Expenses.

Programming and technical.

Three Months Ended March 31,
2005	2004	Increase/(Decrease)
(in thousands)		$	%
$15,606	$13,625	1,981	14.5

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of our programming on our radio stations. Programming and technical expenses also include expenses associated with our research activities and music royalties. The increase in programming and technical expenses during the three months ended March 31, 2005 resulted primarily from our consolidation of the March 2005 operating results of Reach Media, and to a lesser extent, an increase in programming expenses relating to our on-air talent, incremental costs relating to expanding our presence on the internet and stations acquired in late 2004.

Selling, general and administrative.

Three Months Ended March 31,
2005	2004	Increase/(Decrease)
(in thousands)		$	%
$23,922	$21,912	2,010	9.2

Selling, general and administrative expenses include expenses associated with our offices and facilities (outside of our corporate headquarters) and headcount, marketing expenses and back office expenses. Selling, general and administrative expenses also include expenses related to the advertising traffic (scheduling and insertion) functions. The increase in selling, general and administrative expenses between periods resulted primarily from increased compensation and selling expenses driven by increased revenue, our stations acquired in late 2004 and our consolidation of the March 2005 operating results of Reach Media.

Corporate expenses.

Three Months Ended March 31,
2005	2004	Increase/(Decrease)
(in thousands)		$	%
$4,916	$3,358	1,558	46.4

Corporate expenses consist of expenses associated with maintaining our corporate headquarters and facilities, including headcount. The increase in corporate expenses resulted primarily from increased compensation, additional professional fees and our consolidation of the March 2005 operating results of Reach Media.

Non-cash compensation.

Three Months Ended March 31,
2005	2004	Increase/(Decrease)
(in thousands)		$	%
$408	$923	(515)	(55.8)

During the three months ended March 31, 2004, we issued restricted stock to certain on-air talent, some of which vested immediately. As a result, the non-cash compensation expense during the three months ended March 31, 2005 decreased from the expense recorded in the comparable period of the prior year.

Depreciation and amortization.

Three Months Ended March 31,
2005	2004	Increase/(Decrease)
(in thousands)		$	%
$ 3,467	$ 4,430	(963)	(21.7)

The decrease in depreciation and amortization expense for the three months ended March 31, 2005 was due primarily to the completion of amortization of some of our trade names in late 2004, partially offset by depreciation for our additional capital expenditures made since the first quarter of 2004.

Interest Income

Three Months Ended March 31,
2005	2004	Increase/(Decrease)
(in thousands)		$	%
$472	$722	(250)	(34.6)

The decrease in interest income resulted primarily from lower average balances of cash, cash equivalents and short-term investments and the pay-off of certain officer loans during the three months ended March 31, 2005.

Interest Expense.

Three Months Ended March 31,
2005	2004	Increase/(Decrease)
(in thousands)		$	%
$12,429	$9,975	2,454	24.6

The increase in interest expense resulted from additional interest obligations relating to the issuance of $200.0 million senior subordinated notes and the draw down of $135.0 million on our revolving credit facility during the quarter ended March 31, 2005. These funds were used to redeem approximately $310.0 million of our Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) and to partially fund our acquisition of 51% of the common stock of Reach Media during the three months ended March 31, 2005.

Equity in Net Loss of Affiliated Company.

Three Months Ended March 31,
2005	2004	Increase/(Decrease)
(in thousands)		$	%
$459	$2,367	(1,908)	(80.6)

In July 2003, we entered into a joint venture agreement with an affiliate of Comcast Corporation and certain other investors to form TV One for the purpose of distributing a new cable television programming service. See “Liquidity and Capital Resources” section below for further discussion. During 2004, we modified our methodology for estimating our equity in the net loss of TV One. As a result of this modification, we recognized a net loss of $459,000 for the three months ended March 31, 2005, compared to a net loss of approximately $2.4 million in for the three months ended March 31, 2004, for our share of the net loss of TV One.

Net Income.

Three Months Ended March 31,
2005	2004	Increase/(Decrease)
(in thousands)		$	%
$9,687	$8,791	896	10.2

The increase in net income resulted primarily from an increase of approximately $3.4 million in operating income offset by an increase of approximately $2.5 million in interest expense for the three months ended March 31, 2005.

Net Income Applicable to Common Stockholders.

Three Months Ended March 31,
2005	2004	Increase/(Decrease)
(in thousands)		$	%
$6,926	$3,756	3,170	84.4

Net income applicable to common stockholders is net income less dividends on our HIGH TIDES. The increase in net income applicable to common stockholders was attributable to the increase in net income of $896,000 and a decrease in preferred stock dividends of approximately $2.3 million during the three months ended March 31, 2005. In February 2005, we redeemed all outstanding HIGH TIDES using proceeds from our sale of $200.0 million 6 3/8% senior subordinated notes, borrowings of $110.0 million under our revolving bank credit facility, and available excess cash.

Other Data

Station operating income. Station operating income consists of net income before depreciation and amortization, income taxes, interest income, interest expense, equity in net loss of affiliated company, minority interest in income of subsidiary, other expense, corporate expenses and non-cash compensation expenses. Station operating income is not a measure of financial performance under generally accepted accounting principles. Station operating income increased to approximately $37.5 million for the three months ended March 31, 2005, compared to approximately $34.1 million for the three months ended March 31, 2004, an increase of approximately $3.4 million or 10%. This increase was primarily attributable to an increase in net broadcast revenue, partially offset by higher operating expenses as described above. A reconciliation of net income to station operating income is provided on page 23.

Station operating income margin. Station operating income margin represents station operating income as a percentage of net broadcast revenue. Station operating income margin is not a measure of financial performance under generally accepted accounting principles. Our station operating income margin was 48.7% for the three months ended March 31, 2005, compared to 49.0% for the three months ended March 21, 2004. Our station operating income was approximately $37.5 million and $34.1 million for the three months ended March 31, 2005 and 2004, respectively, while our net broadcast revenue was approximately $77.0 million and $69.7 million for the three months ended March 31, 2005 and 2004, respectively.

EBITDA. EBITDA represents net income or loss before interest income, interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA was approximately $31.7 million for the three months ended March 31, 2005, compared to approximately $27.6 million for the three months ended March 31, 2004, an increase of approximately $4.1 million or 15%. A reconciliation of net income to EBITDA is provided on page 23.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, commitments available under our amended and restated bank credit facilities and other debt or equity financing. We have used, and will continue to use, a significant portion of our capital resources to consummate acquisitions. These acquisitions were or may be funded from:

•	our bank credit facilities;

•	the proceeds of the historical offerings of common stock and preferred stock;

•	the proceeds of future common and/or preferred stock, and/or debt offerings; and

•	internally generated cash flow.

We have entered into an amended and restated bank credit agreement dated July 17, 2000. The bank credit agreement consists of a Term A facility in the amount of $350.0 million and a revolving credit facility in an amount up to $250.0 million that may be borrowed on a revolving basis. As of March 31, 2005, we have repaid $122.5 million of the Term A facility, leaving an outstanding balance of $227.5 million. As of March 31, 2005, we had $210.0 outstanding on the revolving credit facility, with $40.0 million available to be drawn down, subject to the applicable covenant restrictions. During the first quarter of 2005, we drew down $25.0 million to complete our acquisition of 51% of the common stock of Reach Media and an additional $110.0 million to complete the redemption of our HIGH TIDES. Both the Term A facility and the revolving commitments under the credit facility bear interest, at the company’s option, at a rate equal to either LIBOR plus a spread that ranges from 0.63% to 2.00% or the prime rate plus a spread of up to 1.00%, depending on our leverage ratio. Under our bank credit agreement, we may be required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. We currently have swap agreements in place for a total notional amount of $150.0 million. As of March 31, 2005, the periods remaining on the swap agreements range in duration from eight to 18 months.

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

The following table summarizes the interest rates in effect with respect to certain of our debt as of March 31, 2005:

Type of debt	Amount outstanding (millions)	Applicable interest rate
Senior bank term debt (swap matures 10/5/2006)(1)(2)	$100.0	4.02%
Senior bank term debt (swap matures 12/5/2005) )(1)(2)	50.0	3.64
Senior bank term debt (subject to variable interest rates)(3)	77.5	3.58
Senior bank revolving debt (subject to variable interest rates)(3)	210.0	3.48
8 7/8% Senior subordinated notes (fixed rate)	300.0	8.88
6 3/8% Senior subordinated notes (fixed rate)	200.0	6.38

(1)	A total of $150.0 million is subject to fixed rate swap agreements that became effective on December 2, 2002.

(2)	Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our credit agreement. That spread is currently set at 0.63% and is incorporated into the applicable interest rates outlined above.

(3)	Subject to rolling 90-day LIBOR plus a spread currently at 0.63% and incorporated into the applicable interest rate.

In May 2001, we completed the private placement of $300.0 million of 8 7/8% senior subordinated notes due 2011, realizing net proceeds of approximately $291.8 million. We recorded approximately $8.2 million in deferred offering costs, which are being amortized to interest expense over the life of the notes using the effective interest rate method. The net proceeds of the offering were primarily used to repay amounts owed on our bank credit facilities and previously outstanding senior subordinated notes.

In February 2005, we completed the private placement of $200.0 million of 6 3/8% senior subordinated notes due 2013, realizing net proceeds of approximately $195.7 million. We recorded approximately $4.3 million in deferred offering costs, which are being amortized to interest expense over the life of the related notes using the effective interest rate method. The net proceeds of the offering, in addition to a draw down of $110.0 million under our revolving credit facility and available excess cash, were primarily used to redeem our HIGH TIDES.

Our credit agreement and the indentures for our senior subordinated notes require that we comply with certain financial covenants limiting our ability to incur additional debt. Such terms also place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things. Our credit agreement also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit our ability to borrow under the credit agreement or to otherwise raise funds in the debt market. In February 2005, we entered into an amendment with our lenders under our credit agreement that modified the financial condition covenants to terms more favorable to us. We believe that we are in compliance in all material respects with all the covenants of our credit agreement and the indentures for our senior subordinated notes.

The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2005 and 2004:

	2005	2004
	(In thousands)
Net cash flows from operating activities	$16,308	$24,244
Net cash flows used in investing activities	(17,360)	(29,859)
Net cash flows used in financing activities	2,533	(17,630)

Net cash flows from operating activities were approximately $16.3 million and $24.2 million for the three months ended March 31, 2005 and 2004, respectively. Cash flows provided by operating activities for the three months ended March 31, 2005 declined from the prior year primarily because of changes to the components of working capital. Trade accounts receivable and accounts payable are primarily the working capital components that impacted the decline. Trade accounts receivable increased due to sales growth and accounts payable declined due to the redemption of our HIGH TIDES.

Net cash flows used in investing activities were approximately $17.4 million and $29.9 million for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, we completed the acquisition of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of our Class D common stock and sold short-term marketable securities for approximately $7.0 million. Capital expenditures were approximately $3.0 million for the three months ended March 31, 2005. During the three months ended March 31, 2004, we completed the acquisition of the assets of WRNB-FM (formerly WSNJ FM) in the Philadelphia market for approximately $35.0 million and sold short term marketable securities for approximately $5.7 million. Capital expenditures were approximately $1.5 million for the three months ended March 31, 2004.

Net cash flows from financing activities were approximately $2.5 million for the three months ended March 31, 2005 compared to net cash flows used in financing activities of approximately $17.6 million for the three months ended March 31, 2004. During the three months ended March 31, 2005, we repaid approximately $17.5 million of our Term A facility, realized net proceeds of approximately $195.7 million from the private placement of $200.0 million of our 6 3/8% senior subordinated notes due 2013, drew down $135.0 million under our revolving credit facility, redeemed our HIGH TIDES for approximately $309.8 million, received approximately $6.0 million from our stock subscriptions receivable and paid preferred dividends of approximately $7.0 million. During the three months ended March 31, 2004, we repaid approximately $39.4 million of our Term A facility and also paid preferred dividends of approximately $5.0 million.

We continuously review opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic investments. As of the date of this report, other than our agreement with an affiliate of Comcast Corporation, DIRECTV and other investors to fund TV One (the balance of our commitment is $37.0 million at March 31, 2005), we have no definitive agreements to make acquisitions of additional radio stations or to make strategic investments. We anticipate that any future acquisitions or strategic investments will be financed through funds generated from operations, cash on hand, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.

As of March 31, 2005, we had two standby letters of credit in the amounts of $140,000 and $270,000 in connection with our annual insurance policy renewals. To date, there has been no activity on these standby letters of credit.

For the remainder of 2005, we must make a minimum principal payment of approximately $52.5 million on the Term A facility. We expect that we will meet this debt commitment through one or more of the following: (1) cash on hand; (2) cash flow from operations; (3) additional permitted borrowings; or (4) other debt or equity financings.

Our ability to meet our debt service obligations and reduce our total debt, our ability to refinance the 8 7/8 % senior subordinated notes at or prior to their scheduled maturity date in 2011, and our ability to refinance the 6 3/8% senior subordinated notes at or prior to their scheduled maturity date in 2013 will depend upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. During the remainder of 2005, in addition to scheduled principal repayments of our Term A facility of approximately $52.5 million, our principal liquidity requirements will be for working capital, continued business development, strategic investment opportunities and for general corporate purposes, including capital expenditures.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 of the Consolidated Financial Statements. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K/A for the year ended December 31, 2004, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes on such policies or estimates since we filed our Annual Report on Form 10-K/A for the year ended December 31, 2004.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), (“SFAS No. 123(R)”), “Accounting for Stock-Based Compensation.” SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted. The Securities and Exchange Commission recently delayed the required implementation date for this statement from our third quarter of 2005 to the beginning of our 2006 fiscal year. We currently use the Black-Scholes Option Pricing Model to compute the fair value of our stock options in connection with our disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized for such options at the date of grant. However, a number of technical implementation issues have not yet been resolved, including the selection and use of an appropriate valuation model, and therefore, we have not yet determined the ultimate impact of the adoption of SFAS No. 123(R).

CAPITAL AND COMMERCIAL COMMITMENTS

Long-term debt

In February 2005, we completed the private placement of $200.0 million of 6 3/8% senior subordinated notes due 2013 realizing net proceeds of approximately $195.7 million. The net proceeds were primarily used to redeem our HIGH TIDES.

Our bank credit agreement consist of a Term A facility in an amount up to $350.0 million, and a revolving credit facility in an amount up to $250.0 million that may be borrowed on a revolving basis. The interest rate on the bank credit facilities is LIBOR plus a spread based on the Company’s leverage ratios, as defined in the credit agreement. The credit facilities require quarterly interest payments. The Term A facility also requires minimum quarterly principal payments, which commenced March 31, 2003. The loans mature in June 2007. As of March 31, 2005, we had $227.5 million outstanding on the Term A facility and $40.0 million remained available (subject to various covenant restrictions) to be drawn down from the revolving credit facility.

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities and non-cancelable capital leases for equipment that expire over the next 20 years.

Contractual Obligations Schedule

The following table represents our contractual obligations as of March 31, 2005:

	Payments Due by Period(1) (In thousands)
Contractual Obligations	April – December 2005	2006	2007	2008	2009	2010 and Beyond	Total
8 7/8% Senior subordinated notes	$—	$—	$—	$—	$—	$300,000	$300,000
6 3/8% Senior subordinated notes	—	—	—	—	—	200,000	200,000
Bank credit facilities	52,500	87,500	297,500	—	—	—	437,500
Capital lease obligations	6	7	7	7	—	—	27
Other operating contracts/agreements(2)	21,848	18,442	12,913	14,533	12,607	61,112	141,455
Operating lease obligations	4,477	5,761	5,617	5,479	5,030	14,085	40,449

Total	$78,831	$111,710	$316,037	$20,019	$17,637	$575,197	$1,119,431

(1)	The above amounts do not include interest, which in some cases is variable in amount.
(2)	Other operating contracts/agreements include employment contracts, severance obligations, on-air talent contracts and other programming agreements.

In addition to the obligations above, as of March 31, 2005, we had swap agreements in place for a total notional amount of $150.0 million. The periods remaining on the swap agreements range in duration from eight to 18 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party, however, we do not anticipate non-performance.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but rather reflect our current expectations concerning future results and events. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions. We cannot guarantee that we will achieve these plans, intentions or expectations. Because these statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ materially from those forecast or anticipated in the forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

•	economic conditions, both generally and relative to the radio broadcasting industry;

•	risks associated with our acquisition strategy;

•	the highly competitive nature of the broadcast industry;

•	our high degree of leverage; and

•	other factors described in our reports on Form 10-K/A and Form 10-Q.

You should not place undue reliance on these forward-looking statements, which reflect our view as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

Item 3: Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Radio One, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K/A, for the fiscal year ended December 31, 2004. Our exposure related to market risk has not changed materially since December 31, 2004.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objectives. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

Changes in internal control over financial reporting

During the first quarter of 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

In November 2001, Radio One and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned, In re Radio One, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10160. Similar complaints were filed in the same court against hundreds of other public companies (Issuers) that conducted initial public offerings of their common stock in the late 1990s (the IPO Lawsuits). In the complaint filed against Radio One (as amended), the plaintiffs claim that Radio One, certain of its officers and directors, and the underwriters of certain of its public offerings violated Section 11 of the Securities Act of 1933 as amended (the “Securities Act”) based on allegations that its registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

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

Radio One is involved from time to time in various routine legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. Radio One believes the resolution of such matters will not have a material adverse effect on its business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In February 2005, Radio One completed the acquisition of 51% of the common stock of Reach Media, Inc. for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of Radio One’s Class D common stock. The shares were issued in a private transaction in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

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

RADIO ONE, INC.

/s/ SCOTT R. ROYSTER
May 9, 2005	Scott R. Royster Executive Vice President and Chief Financial Officer (Principal Financial Officer)