Form 10-Q
period 2005-06-30
RADIO ONE INC
filed 2005-08-09
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
Commission File No. 0-25969

RADIO ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1166660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5900 Princess Garden Parkway,
7th Floor
Lanham, Maryland 20706
(Address of principal executive offices)
(301) 306-1111
Registrant’s telephone number, including area code

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 5, 2005

Class A Common Stock, $.001 Par Value	16,932,280
Class B Common Stock, $.001 Par Value	2,867,643
Class C Common Stock, $.001 Par Value	3,132,458
Class D Common Stock, $.001 Par Value	82,851,078

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(Unaudited)		(Unaudited)
	(In thousands, except share data)
NET BROADCAST REVENUE	$101,525	$86,210	$178,534	$155,872

OPERATING EXPENSES:
Program and technical	17,815	13,587	33,450	27,733
Selling, general and administrative	28,404	24,791	52,326	46,703
Corporate expenses	6,029	4,118	11,324	7,878
Depreciation and amortization	3,150	4,561	6,616	8,991

Total operating expenses	55,398	47,057	103,716	91,305

Operating income	46,127	39,153	74,818	64,567
INTEREST INCOME	271	585	743	1,307
INTEREST EXPENSE, including amortization of deferred financing costs	17,240	9,748	29,669	19,723
EQUITY IN NET LOSS OF AFFILIATED COMPANY	304	1,431	763	3,798
OTHER INCOME, net	33	62	123	144

Income before provision for income taxes and minority interest in income of subsidiary	28,887	28,621	45,252	42,497
PROVISION FOR INCOME TAXES	8,525	11,162	15,095	16,247

Income before minority interest in income of subsidiary	20,362	17,459	30,157	26,250
MINORITY INTEREST IN INCOME OF SUBSIDIARY	518	—	625	—

Net income	19,844	17,459	29,532	26,250
PREFERRED STOCK DIVIDENDS	—	5,035	2,761	10,070

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$19,844	$12,424	$26,771	$16,180

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$0.19	$0.12	$0.25	$0.15

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	105,567,725	104,953,961	105,479,569	104,906,935

Diluted	105,732,976	105,545,683	105,654,762	105,553,155

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2005	2004

	(Unaudited)
	(In thousands, except
	share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,135	$10,391
Short term investments	3,000	10,000
Trade accounts receivable, net of allowance for doubtful accounts of $2,912 and $4,943, respectively	71,950	61,830
Prepaid expenses and other current assets	4,815	2,845
Income tax receivable	3,650	3,650
Deferred income tax asset	4,311	4,036

Total current assets	103,861	92,752
PROPERTY AND EQUIPMENT, net	48,153	44,827
GOODWILL	132,177	116,865
RADIO BROADCASTING LICENSES	1,798,167	1,801,196
OTHER INTANGIBLE ASSETS, net	74,844	12,984
INVESTMENT IN AFFILIATED COMPANY	37,641	37,384
OTHER ASSETS	4,176	5,133

Total assets	$2,199,019	$2,111,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,566	$8,933
Accrued interest	19,427	14,221
Accrued compensation and related benefits	18,949	16,282
Income taxes payable	3,840	3,291
Other accrued expenses	4,512	4,752
Fair value of derivative instruments	944	246
Other current liabilities	4,009	621
Current portion of long-term debt	8	70,008

Total current liabilities	57,255	118,354
LONG-TERM DEBT, net of current portion	937,515	550,020
DEFERRED REVENUE, net of current portion	342	—
DEFERRED INCOME TAX LIABILITY	140,297	114,322

Total liabilities	$1,135,409	$782,696

MINORITY INTEREST IN SUBSIDIARY	1,522	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares issued at June 30,2005. 309,820 shares issued and outstanding at December 31, 2004. Liquidation preference of $1,000 per share plus cumulative dividends at 6.5% per year, unpaid dividends were $0 at June 30, 2005 and $4,198 at December 31, 2004	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 18,198,244 and 22,374,547 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	18	22
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,867,463 shares issued and outstanding	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,132,458 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 81,577,487 and 76,635,971 shares issued and outstanding at June 30, 2005 and December 31, 2004, respectively	82	77
Accumulated other comprehensive loss	(588)	(151)
Stock subscriptions receivable	(11,385)	(34,731)
Treasury stock, at cost, 137,100 shares of Class A and 988,800 shares of Class D common stock	(14,837)	—
Additional paid-in capital	1,115,083	1,416,284
Accumulated deficit	(26,291)	(53,062)

Total stockholders’ equity	1,062,088	1,328,445

Total liabilities and stockholders’ equity	$2,199,019	$2,111,141

The accompanying notes are an integral part of these consolidated balance sheets.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2004 AND FOR THE SIX MONTHS ENDED JUNE 30, 2005 (UNAUDITED)

							Accumulated
	Convertible	Common	Common	Common	Common		Other	Stock		Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Comprehensive	Subscriptions	Treasury	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income	Income	Receivable	Stock	Capital	Deficit	Equity

	(In thousands, except share data)
BALANCE, as of December 31, 2003	—	23	3	3	76		(2,605)	(35,017)	—	1,410,460	(94,524)	1,278,419
Comprehensive income:
Net income	—	—	—	—	—	61,602	—	—	—	—	61,602	61,602
Change in unrealized loss on derivative and hedging activities, net of taxes	—	—	—	—	—	2,454	2,454	—	—	—	—	2,454

Comprehensive income						$64,056

Vesting of non- employee restricted stock	—	—	—	—	—		—	—	—	803	—	803
Preferred stock dividends	—	—	—	—	—		—	—	—	—	(20,140)	(20,140)
Interest on stock subscriptions receivable	—	—	—	—	—		—	(1,714)	—	—	—	(1,714)
Repayment of interest on officer loan	—	—	—	—	—		—	2,000	—	—	—	2,000
Adjustment of basis for investment in affiliated company	—	—	—	—	—		—	—	—	2,840	—	2,840
Employee exercise of options for 162,953 shares	—	—	—	—	—		—	—	—	1,721	—	1,721
Conversion of 30,000 shares of Class A common stock to 30,000 shares of Class D common stock	—	(1)	—	—	1		—	—	—	—	—	—
Tax effect on non- qualified option exercises	—	—	—	—	—		—	—	—	460	—	460

BALANCE, as of December 31, 2004	—	22	3	3	77		(151)	(34,731)	—	1,416,284	(53,062)	1,328,445
Comprehensive income:
Net income	—	—	—	—	—	29,532	—	—	—	—	29,532	29,532
Change in unrealized gain on derivative and hedging activities, net of taxes	—	—	—	—	—	(437)	(437)	—	—	—	—	(437)

Comprehensive income						$29,095

Adjustment of basis for investment in affiliated company	—	—	—	—	—		—	—	—	(10)	—	(10)
Vesting of non- employee restricted stock	—	—	—	—	—		—	—	—	53	—	53
Preferred stock dividends	—	—	—	—	—		—	—	—	—	(2,761)	(2,761)
Redemption of preferred stock	—	—	—	—	—		—	—	—	(309,820)	—	(309,820)
Issuance of common stock pursuant to investment in Reach Media, Inc.	—	—	—	—	2		—	—	—	25,424	—	25,426
Repayment of officer loan	—	—	—	—	—		—	5,962	—	—	—	5,962
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(368)	—	—	—	(368)
Repurchase of 137,100 shares of Class A and 988,800 shares of Class D common stock	—	—	—	—	(1)		—	17,752	(14,837)	(18,070)	—	(15,156)
Conversion of 4,189,000 shares of Class A common stock to 4,189,000 shares of Class D common stock	—	(4)	—	—	4		—	—	—	—	—	—
Employee exercise of options for 100,940 shares	—	—	—	—	—		—	—	—	847	—	847
Tax effect on non- qualified option exercises and vesting of restricted stock	—	—	—	—	—		—	—	—	375	—	375

BALANCE, as of June 30, 2005	$—	$18	$3	$3	$82		$(588)	$(11,385)	$(14,837)	$1,115,083	$(26,291)	$1,062,088

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,

	2005	2004

	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,532	$26,250
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	6,616	8,991
Amortization of debt financing costs	3,162	848
Deferred income taxes	13,173	15,963
Equity in net loss of affiliated company	763	3,798
Minority interest in income of subsidiary	625	—
Non-cash compensation	909	1,517
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(9,457)	(3,337)
Prepaid expenses and other current assets	(465)	(1,507)
Other assets	309	(241)
Accounts payable	(3,447)	(1,367)
Accrued interest	5,206	(214)
Accrued compensation and related benefits	1,967	634
Deferred income	257	—
Income taxes payable	322	(46)
Other accrued expenses	(4,676)	(1,582)

Net cash flows from operating activities	44,796	49,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,291)	(3,927)
Equity investments	(33)	(3,456)
Acquisition of 51% of common stock of Reach Media, Inc., net of cash acquired	(21,320)	—
Change in short term investments	7,000	8,700
Purchase of other intangible assets	(285)	—
Deposits and payments for station purchases	—	(38,143)

Net cash flows used in investing activities	(22,929)	(36,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(455,005)	(26,252)
Proceeds from bank credit facility	572,500	—
Proceeds from debt issuances, net of offering costs	195,472	—
Redemption of convertible preferred stock	(309,820)	—
Proceeds from stock subscriptions due	5,962	—
Payment of bank financing costs	(3,908)	—
Payment of preferred stock dividends	(6,966)	(10,070)
Proceeds from exercise of stock options	847	1,313
Repurchase of common stock	(14,837)	—
Change in interest income on stock subscriptions receivable	(368)	(850)

Net cash flows used in financing activities	(16,123)	(35,859)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,744	(22,978)
CASH AND CASH EQUIVALENTS, beginning of period	10,391	38,010

CASH AND CASH EQUIVALENTS, end of period	$16,135	$15,032

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$21,301	$19,089

Income taxes	$953	$332

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business
      Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and subsidiaries (collectively the “Company”) were organized to acquire, operate and maintain radio broadcasting stations and other media properties. The Company owns and/or operates 69 radio stations in 22 markets throughout the United States. In July 2003, the Company entered into a joint venture with an affiliate of Comcast Corporation and other investors to create TV One, LLC (“TV One”), an entity formed to operate a cable television network featuring lifestyle, entertainment, and news-related programming targeted primarily towards African-American viewers. In February 2005, the Company completed the acquisition of 51% of the common stock of Reach Media, Inc. (“Reach Media”) for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D common stock.
      The Company’s operating results are significantly affected by its share of the audience in markets where it owns and/or operates stations. To increase its share, the Company has made and may continue to make significant acquisitions of and investments in radio stations and other media properties, which may require it to incur additional debt. The service of this debt will require the Company to make significant debt service payments.

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
      Results for interim periods are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company’s December 31, 2004 financial statements and notes thereto included in the Company’s annual report on Form 10-K/ A.

(d)	Financial Instruments
      Financial instruments as of June 30, 2005 and December 31, 2004 consist of cash and cash equivalents, short term investments, trade accounts receivable, notes receivable (which are included in

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
other current assets), accounts payable, accrued expenses, long-term debt and subscriptions receivable. The carrying amounts approximate fair value for each of these financial instruments as of June 30, 2005 and December 31, 2004, except for the Company’s outstanding senior subordinated notes. The 8 7/8% senior subordinated notes had a fair value of approximately $321.8 million and $334.1 million as of June 30, 2005 and December 31, 2004, respectively. In February 2005, the Company completed the private placement of $200.0 million 6 3/8% senior subordinated notes. The 6 3/8% senior subordinated notes had a fair value of approximately $196.5 million as of June 30, 2005. The fair value was determined based on the fair market value of similar instruments.

(e)	Revenue Recognition
      The Company recognizes revenue for broadcast advertising when the commercial is broadcast and is reported net of agency commissions in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” as amended by Staff Accounting Bulletin No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” Agency commissions, when applicable, are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency and the agency remits the gross billing, less their commission, to the Company. Agency commissions were approximately $13.0 million and $12.1 million during the three months ended June 30, 2005 and 2004, respectively. Agency commissions were $23.1 million and $21.3 million during the six months ended June 30, 2005 and 2004, respectively.

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
      At June 30, 2005, the Company had one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB No. 25 and related interpretations. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands, except share data)
Net income applicable to common stockholders, as reported:	$19,844	$12,424	$26,771	$16,180
Add: stock-based employee compensation expense included in net income	23	—	43	—
Less: total stock-based employee compensation expense determined under fair value-based method for all awards	(4,886)	(3,367)	(9,489)	(6,820)

Pro forma net income applicable to common stockholders	$14,981	$9,057	$17,325	$9,360

As reported net income per share — basic	$0.19	$0.12	$0.25	$0.15
As reported net income per share — diluted	$0.19	$0.12	$0.25	$0.15
Pro forma net income per share — basic	$0.14	$0.09	$0.16	$0.09
Pro forma net income per share — diluted	$0.14	$0.09	$0.16	$0.09

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The per share weighted-average fair value of employee options granted during the three months ended June 30, 2005 and 2004 was $7.01 and $9.93, respectively, on the date of grant. The per share weighted-average fair value of employee options granted during the six months ended June 30, 2005 and 2004 was $7.17 and $10.19, respectively, on the date of grant. These fair values were derived using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	For the Three Months		For the Six Months
	Ended		Ended
	June 30,		June 30,

	2005	2004	2005	2004

Average risk-free interest rate	3.77%	3.93%	3.77%	3.93%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	62%	67%	62%	67%

(g)	Comprehensive Income
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
      The following table sets forth the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

		(In thousands)
Net income	$19,844	$17,459	$29,532	$26,250
Other comprehensive income (loss), (net of tax provision of $260, tax benefit of $174, tax provision of $732, and tax provision of $208, respectively):
Derivative and hedging activities	(1,191)	2,547	(437)	1,937

Comprehensive income	$18,653	$20,006	$29,095	$28,187

(h)	Net Income Applicable to Common Stockholders
      The net income applicable to common stockholders for the three months ended June 30, 2005 and 2004 (defined as net income less dividends on the Company’s preferred stock) was approximately $19.8 million and $12.4 million, respectively. The net income applicable to common stockholders for the six months ended June 30, 2005 and 2004 was approximately $26.8 million and $16.2 million, respectively.

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

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	RECENT ACCOUNTING PRONOUNCEMENTS:
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), (“SFAS No. 123(R)”), “Accounting for Stock-Based Compensation.” SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted. The SEC delayed the required implementation date for this statement from the third quarter of 2005 to the beginning of the 2006 fiscal year. The Company currently uses the Black-Scholes Option Pricing Model to compute the fair value of its stock options in connection with its disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized for such options at the date of grant. However, a number of technical implementation issues have not yet been resolved, including the selection and use of an appropriate valuation model, and therefore, the Company has not yet determined the ultimate impact of the adoption of SFAS No. 123(R).

3.	ACQUISITIONS:
      In February 2005, the Company completed the acquisition of 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D common stock. Reach Media commenced operations in 2003 and was formed by Tom Joyner, Chairman, and David Kantor, Chief Executive Officer, to operate the Tom Joyner Morning Show and related businesses. Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndication agreements. Mr. Joyner is a leading nationally syndicated radio personality. The Tom Joyner Morning Show is broadcast on over 115 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach Media also operates the Tom Joyner Sky Show, the Tom Joyner Family Reunion and various other special event-related activities. Additionally, Reach Media operates BlackAmericaWeb.com, an African-American targeted internet destination, and airs a television program on TV One. The Company allocated approximately $1.2 million of the purchase price to net working capital balances and the remaining amount to other intangible assets on the Company’s consolidated balance sheet as of June 30, 2005, pending completion of the purchase price allocation.
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
      In October 2004, the Company acquired the outstanding stock of New Mableton Broadcasting Corporation (“NMBC”), which owned WAMJ-FM, a radio station located in the Atlanta metropolitan area. The Company had operated WAMJ-FM under a local marketing agreement (“LMA”) since August 2001. New Mableton Broadcasting Corporation’s majority shareholder was an entity controlled by the Company’s Chief Executive Officer and President. The total acquisition price was approximately

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
$35.0 million in cash. The Company initially allocated the full value of the purchase price to radio broadcasting licenses on the Company’s consolidated balance sheet as of March 31, 2005. Upon completion of this purchase price allocation in April 2005, the allocation was adjusted and approximately $32.0 million was assigned to radio broadcasting licenses, approximately $2.0 million was assigned to goodwill, and $872,000 was assigned to other assets.
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
      In July 2003, the Company entered into a joint venture agreement with an affiliate of Comcast Corporation and other investors to create TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. The Company has committed to make a cumulative cash investment of $74.0 million in TV One over approximately four years, of which the Company has already funded $37.0 million. In December 2004, TV One entered into a distribution agreement with DIRECTV, Inc. (“DIRECTV”) and certain affiliates of DIRECTV became investors in TV One. As of June 30, 2005, the Company owned approximately 36% of TV One on a fully converted basis.
      The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the three months ended June 30, 2005 and 2004, the Company’s allocable share of TV One’s losses was $304,000 and approximately $1.4 million, respectively. For the six months ended June 30, 2005 and 2004, the Company’s allocable share of TV One’s losses was $763,000 and approximately $3.8 million, respectively. Under the hypothetical liquidation at book value approach, the decrease in the Company’s claim on the change in net assets of TV One resulting from additional equity contributed to TV One by investors, resulted in an insignificant decrease to additional paid-in capital of the Company in accordance with SEC Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary.”
      The Company also entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, which expires in January 2009, the Company is providing TV One with administrative and operational support services and access to Company personalities. Under the advertising services agreement, the Company is providing a specified amount of advertising to TV One over a term of five years ending in January 2009. In consideration of providing these services, the Company has received equity in TV One, and receives an annual fee of $500,000 in cash for providing services under the network services agreement.
      The Company is accounting for these services transactions in accordance with Emerging Issues Task Force, Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.” As these services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, this has been determined to be the value of underlying advertising time that is being provided to TV One. For the network services agreement, this has been determined to be the

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
initial value of the equity received in TV One. As a result, the Company is re-measuring the fair value of the equity received to complete its obligations under the network services agreement in each subsequent reporting period as the services are provided. The Company recognized $674,000 and $423,000 of revenue relating to these two agreements for the three months ended June 30, 2005 and 2004, respectively. The Company recognized approximately $1.3 million and $1.5 million of revenue relating to these two agreements for the six months ended June 30, 2005 and 2004, respectively.

5.	LONG-TERM DEBT:
      Long-term debt consists of the following:

	June 30,	December 31,
	2005	2004

	(In thousands)
8 7/8% Senior subordinated notes	$300,000	$300,000
6 3/8% Senior subordinated notes	200,000	—
Bank credit facilities	437,500	320,000
Capital lease obligations	23	28
Total long-term debt	937,523	620,028

Less: current portion	(8)	(70,008)

Long term debt, net of current portion	$937,515	$550,020

Senior Subordinated Notes
      In February 2005, the Company completed the private placement of $200.0 million 6 3/8% senior subordinated notes due 2013 realizing net proceeds of approximately $195.5 million. The Company recorded approximately $4.5 million in deferred offering costs, which are being amortized to interest expense over the life of the notes using the effective interest rate method.
      In May 2001, the Company completed the private placement of $300.0 million of 8 7/8% senior subordinated notes due 2011 realizing net proceeds of approximately $291.8 million. The Company recorded approximately $8.2 million in deferred offering costs, which are being amortized to interest expense over the life of the notes using the effective interest rate method. In November 2001, the 8 7/8% senior subordinated notes were exchanged for an equal amount of notes registered under the Securities Act of 1933, as amended (the “Securities Act”).

Bank Credit Facilities
      In June 2005, the Company entered into a new credit agreement (the “Credit Agreement”) with a syndicate of banks. The term of the Credit Agreement is seven years and the total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the bank credit facilities are subject to compliance with provisions of the Credit Agreement, including but not limited to financial covenants. The Company may use proceeds from the bank credit facilities for working capital, capital expenditures made in the ordinary course of business and other lawful corporate purposes, for its common stock repurchase program, and for direct and indirect investments permitted under the Credit Agreement. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining a ratio of consolidated adjusted EBITDA to consolidated interest expense of no less than 2.50 to 1.00, (b) maintaining a ratio of consolidated debt for borrowed money to consolidated adjusted EBITDA of, no greater than 6.50 to 1.00 from June 13, 2005 to September 30, 2006, and no greater than 6.00 to 1.00

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
from October 1, 2006 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million under the Credit Agreement to retire all outstanding obligations under its previous credit agreement, dated as of July 17, 2000. The previous credit agreement provided for borrowings of up to $600.0 million, and consisted of a $350.0 million term facility and a $250.0 million revolving facility.
      The Credit Agreement, and the indentures governing the Company’s senior subordinated notes, contain covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase capital stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.
      Future minimum principal payments of long-term debt as of June 30, 2005 are as follows:

	Senior
	Subordinated	Bank Credit	Capital
	Notes	Facilities	Leases

	(In thousands)
July — December, 2005	$—	$—	$2
2006	—	—	7
2007	—	7,500	7
2008	—	37,500	7
2009	—	67,500	—
2010 and thereafter	500,000	325,000	—

Total long-term debt	$500,000	$437,500	$23

6.	STOCKHOLDERS’ EQUITY:
      On May 25, 2005, the Company’s Board of Directors authorized a stock repurchase program for up to $150.0 million of the Company’s Class A and Class D common stock over a period of 18 months, with the amount and timing of repurchases based on stock price, general economic and market conditions, certain restrictions contained in the Credit Agreement, the indentures governing the Company’s senior subordinated debt, and certain other factors. The repurchase program does not obligate the Company to repurchase any of its common stock and may be discontinued or suspended at any time.
      For the three and six months ended June 30, 2005, 137,100 shares of Class A and 988,800 shares of Class D common stock were repurchased at an average price of $13.15 and $13.17, respectively.
      In February 2005, the Company redeemed all of its outstanding 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) in the aggregate sum of approximately $309.8 million. This redemption was financed with the net proceeds of the sale of the Company’s 6 3/8% senior subordinated notes due 2013, borrowings under its revolving credit facility and available excess cash.

7.	INCOME TAXES:
      On June 30, 2005, the state of Ohio enacted a law that will phase-out the Corporation Franchise Tax and phase-in a Commercial Activity Tax. The Commercial Activity Tax is based on gross receipts. Temporary differences reversing after the phase-in period of the gross receipts based tax will no longer impact the Company’s income tax provision. The Company has determined the likelihood of a reversal of the temporary differences within the five year period of the phase-out is unlikely, as these temporary items

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
have indefinite lives. Therefore, the Company reduced its deferred tax liability and recorded an income tax benefit of approximately $3.9 million for the three months ended June 30, 2005.

8.	RELATED PARTY TRANSACTIONS:
      Three officers of the Company, the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the Chief Administrative Officer (“CAO”), purchased 1,500,000 shares of the Company’s Class D common stock, 333,334 shares of the Company’s Class A common stock and 666,666 of the Company’s Class D common stock, and 250,000 shares of the Company’s Class D common stock, respectively. The stock was purchased with the proceeds of full recourse loans from the Company in the amounts of approximately $21.1 million, $7.0 million and $2.0 million, respectively. The CEO made an interest payment on his loan in the amount of $2.0 million in December 2004. As of December 31, 2004, accrued interest on these loans were approximately $2.5 million, $1.7 million and $401,000, respectively. The CEO made a further repayment of approximately $17.8 million on his loan in February 2005 and repaid the remaining balance of the loan of approximately $6.0 million in March 2005. The repayment of approximately $17.8 million was effected using 1,125,000 shares of the Company’s Class D common stock owned by the CEO. All shares transferred to the Company in satisfaction of these loans have been retired by the Company. As of June 30, 2005, the accrued interest on these loans to the CFO and CAO were approximately $1.9 million and $445,000, respectively.
      The Company also had loans outstanding to the Company’s CEO, CFO and Chief Operating Officer (“COO”) in the amounts of $380,000, $88,000 and $262,000, respectively. The loans are due on demand and bear interest at 5.6%. As of December 31, 2004, accrued interest on these loans was $163,000, $31,000 and $99,000, respectively. The CEO repaid in full, and in cash, the balance of his loan in the amount of $549,000 in March 2005. As of June 30, 2005, the accrued interest on the loans to the CFO and COO was $35,000 and $110,000 respectively.
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
      In October 2004, the Company acquired the outstanding stock of NMBC, which owned WAMJ-FM, a radio station licensed to the Atlanta metropolitan area. The total acquisition price was approximately $35.0 million in cash, of which approximately $10.0 million was paid in available cash and $25.0 million was paid through borrowings under the Company’s bank credit facility. Prior to the acquisition, Mableton Investment Group, LLC (“MIG”) was NMBC’s majority shareholder. Alfred C. Liggins, III, the Company’s CEO, was the sole member and manager of MIG. Until February 2003, Syndicated Communications Venture Partners II, LP was also a member of MIG. Terry L. Jones, a general partner of Syndicated Communications Venture Partners II, LP is a member of the Company’s board of directors. The terms of the NMBC acquisition were approved by an independent committee of the Company’s board of directors and a fairness opinion was obtained from an independent third party. Prior to acquiring NMBC, the Company programmed and provided marketing services to WAMJ-FM through an LMA with MIG. Total fees paid under the LMA were $0 and $43,000, respectively for the three months ended June 30, 2005 and June 30, 2004. Total fees paid under the LMA were $0 and $154,000, respectively for the six months ended June 30,2005 and June 30, 2004.
      The Company leased office space from a partnership in which the Company’s CEO and Chairperson are partners. Effective June 28, 2004, the partnership sold the property to a third party. On that date, the Company entered into a new lease agreement with the third party that expired in January 2005, after which the Company relocated to a new facility. Total rent paid to the partnership was $60,000 during the

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
three months ended June 30, 2004. Total rent paid to the partnership was $119,000 during the six months ended June 30, 2004.

9.	COMMITMENTS AND CONTINGENCIES:

Radio Broadcasting Licenses
      Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times through August 1, 2013. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

TV One Cable Network
      Pursuant to a limited liability company agreement dated July 18, 2003, the Company and certain other investors formed TV One for the purpose of developing and distributing a new television programming service. The Company has committed to make a cumulative cash investment of $74.0 million in TV One over approximately four years. As of June 30, 2005, the Company has already funded $37.0 million under this agreement.

Royalty Agreements
      The Company has entered into fixed fee and variable share agreements with music performance rights organizations that expire as late as 2009. During the three months ended June 30, 2005 and 2004, the Company incurred expenses of approximately $2.7 million and $2.4 million, respectively, in connection with these agreements. During the six months ended June 30, 2005 and 2004, the Company incurred expenses of approximately $5.4 million and $4.8 million, respectively, in connection with these agreements.

Other Contingencies
      The Company has been named as a defendant in several legal actions occurring in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING FINANCIAL STATEMENTS
      The Company conducts a portion of its business through its subsidiaries. Radio One, Inc. and its restricted subsidiaries (“Subsidiary Guarantors”) have fully and unconditionally guaranteed the Company’s 8 7/8% senior subordinated notes due 2011 and 6 3/8% senior subordinated notes due 2013.
      Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of June 30, 2005 and 2004, and for the three- and six-month periods then ended. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2005

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated

		(Unaudited)
		(In thousands)
NET BROADCAST REVENUE	$49,864	$51,661	$—	$101,525

OPERATING EXPENSES:
Program and technical	7,156	10,659	—	17,815
Selling, general and administrative	15,378	13,026	—	28,404
Corporate expenses	—	6,029	—	6,029
Depreciation and amortization	1,935	1,215	—	3,150

Total operating expenses	24,469	30,929	—	55,398

Operating income	25,395	20,732	—	46,127
INTEREST INCOME	—	271	—	271
INTEREST EXPENSE, including amortization of deferred financing costs	—	17,240	—	17,240
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	304	—	304
OTHER INCOME (EXPENSE), net	(8)	41	—	33

Income before provision for income taxes and minority interest in income of subsidiary	25,387	3,500	—	28,887
PROVISION FOR INCOME TAXES	—	8,525	—	8,525
MINORITY INTEREST IN INCOME OF SUBSIDIARY	—	518	—	518

Net income (loss) before equity in income of subsidiaries	25,387	(5,543)	—	19,844
EQUITY IN INCOME OF SUBSIDIARIES	—	25,387	(25,387)	—

Net income	$25,387	$19,844	$(25,387)	$19,844

PREFERRED STOCK DIVIDEND		—		—

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$19,844		$19,844

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2004

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated

	(Unaudited)
	(In thousands)
NET BROADCAST REVENUE	$42,844	$43,366	$—	$86,210

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization shown below	6,761	6,826	—	13,587
Selling, general and administrative	13,710	11,081	—	24,791
Corporate expenses	—	4,118	—	4,118
Depreciation and amortization	2,989	1,572	—	4,561

Total operating expenses	23,460	23,597	—	47,057

Operating income	19,384	19,769	—	39,153
INTEREST INCOME	10	575	—	585
INTEREST EXPENSE, including amortization of deferred financing costs	19	9,729	—	9,748
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	1,431	—	1,431
OTHER INCOME, net	61	1	—	62

Income before provision for income taxes	19,436	9,185	—	28,621
PROVISION FOR INCOME TAXES	—	11,162	—	11,162

Net income (loss) before equity in income of subsidiaries	19,436	(1,977)	—	17,459
EQUITY IN INCOME OF SUBSIDIARIES	—	19,436	(19,436)	—

Net income	$19,436	$17,459	$(19,436)	$17,459

PREFERRED STOCK DIVIDEND		5,035		5,035

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$12,424		$12,424

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2005

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated

	(Unaudited)
	(In thousands)
NET BROADCAST REVENUE	$89,310	$89,224	$—	$178,534

OPERATING EXPENSES:
Program and technical	14,720	18,730	—	33,450
Selling, general and administrative	28,685	23,641	—	52,326
Corporate expenses	—	11,324	—	11,324
Depreciation and amortization	3,882	2,734	—	6,616

Total operating expenses	47,287	56,429	—	103,716

Operating income	42,023	32,795	—	74,818
INTEREST INCOME	—	743	—	743
INTEREST EXPENSE, including amortization of deferred financing costs	1	29,668	—	29,669
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	763	—	763
OTHER INCOME, net	32	91	—	123

Income before provision for income taxes and minority interest in income of subsidiary	42,054	3,198	—	45,252
PROVISION FOR INCOME TAXES	—	15,095	—	15,095
MINORITY INTEREST IN INCOME OF SUBSIDIARY	—	625	—	625

Net income (loss) before equity in income of subsidiaries	42,054	(12,522)	—	29,532
EQUITY IN INCOME OF SUBSIDIARIES	—	42,054	(42,054)	—

Net income	$42,054	$29,532	$(42,054)	$29,532

PREFERRED STOCK DIVIDEND		2,761		2,761

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$26,771		$26,771

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2004

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated

	(Unaudited)
	(In thousands)
NET BROADCAST REVENUE	$77,991	$77,881	$—	$155,872

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization shown below	13,759	13,974	—	27,733
Selling, general and administrative	26,155	20,548	—	46,703
Corporate expenses	—	7,878	—	7,878
Depreciation and amortization	5,954	3,037	—	8,991

Total operating expenses	45,868	45,437	—	91,305

Operating income	32,123	32,444	—	64,567
INTEREST INCOME	12	1,295	—	1,307
INTEREST EXPENSE, including amortization of deferred financing costs	64	19,659	—	19,723
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	3,798	—	3,798
OTHER INCOME, net	61	83	—	144

Income before provision for income taxes	32,132	10,365	—	42,497
PROVISION FOR INCOME TAXES	—	16,247	—	16,247

Net income (loss) before equity in income of subsidiaries	32,132	(5,882)	—	26,250
EQUITY IN INCOME OF SUBSIDIARIES	—	32,132	(32,132)	—

Net income	$32,132	$26,250	$(32,132)	$26,250

PREFERRED STOCK DIVIDEND		10,070		10,070

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$16,180		$16,180

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2005

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated

	(Unaudited)
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$202	$15,933	$—	$16,135
Short-term investments	—	3,000	—	3,000
Trade accounts receivable, net of allowance for doubtful accounts	36,500	35,450	—	71,950
Prepaid expenses and other current assets	911	3,904	—	4,815
Income tax receivable	—	3,650	—	3,650
Deferred tax asset	2,281	2,030	—	4,311

Total current assets	39,894	63,967	—	103,861
PROPERTY AND EQUIPMENT, net	29,174	18,979	—	48,153
INTANGIBLE ASSETS, net	1,934,992	70,196	—	2,005,188
INVESTMENT IN SUBSIDIARIES	—	1,960,326	(1,960,326)	—
INVESTMENT IN AFFILIATED COMPANY	—	37,641	—	37,641
OTHER ASSETS	683	3,493	—	4,176

Total assets	$2,004,743	$2,154,602	$(1,960,326)	$2,199,019

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,368	$4,198	$—	$5,566
Accrued expenses	6,303	40,425	—	46,728
Fair value of derivative	—	944	—	944
Other current liabilities	463	3,546	—	4,009
Current portion of long-term debt	8	—	—	8

Total current liabilities	8,142	49,113	—	57,255
LONG-TERM DEBT, net of current portion	15	937,500	—	937,515
DEFERRED REVENUE, net of current portion	—	342	—	342
DEFERRED INCOME TAX LIABILITY	36,260	104,037	—	140,297

Total liabilities	44,417	1,090,992	—	1,135,409

MINORITY INTEREST IN SUBSIDIARY	—	1,522	—	1,522
STOCKHOLDERS’ EQUITY:
Common stock	—	106	—	106
Accumulated other comprehensive income	—	(588)	—	(588)
Stock subscriptions receivable	—	(11,385)	—	(11,385)
Treasury stock	—	(14,837)	—	(14,837)
Additional paid-in capital	1,240,502	1,115,083	(1,240,502)	1,115,083
Accumulated deficit	719,824	(26,291)	(719,824)	(26,291)

Total stockholders’ equity	1,960,326	1,062,088	(1,960,326)	1,062,088

Total liabilities and stockholders’ equity	$2,004,743	$2,154,602	$(1,960,326)	$2,199,019

The accompanying notes are an integral part of this consolidating balance sheet.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,054	$29,532	$(42,054)	$29,532
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	3,882	2,734	—	6,616
Amortization of debt financing costs, unamortized discount and deferred interest	—	3,162	—	3,162
Deferred income taxes	—	13,173	—	13,173
Minority interest in income of subsidiary	—	—	625	625
Equity in net losses of affiliated company	—	763	—	763
Non-cash compensation	—	909	—	909
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	6,727	(16,184)	—	(9,457)
Due to corporate/from subsidiaries	(60,009)	60,009	—	—
Prepaid expenses and other	(109)	(356)	—	(465)
Other assets	—	309	—	309
Accounts payable	94	(3,541)	—	(3,447)
Accrued expenses and other	13,284	(10,208)	—	3,076

Net cash flows from operating activities	5,923	80,927	(42,054)	44,796

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,913)	(2,378)	—	(8,291)
Equity investments	—	(33)	—	(33)
Acquisition of 51% of common stock in Reach Media, Inc., net of cash acquired	—	(21,320)	—	(21,320)
Change in short-term investments	—	7,000	—	7,000
Investment in subsidiaries	—	(42,054)	42,054	—
Purchase of other intangible assets	—	(285)	—	(285)

Net cash flows used in investing activities	(5,913)	(59,070)	42,054	(22,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(455,005)	—	(455,005)
Proceeds from credit facility	—	572,500	—	572,500
Proceeds from debt issuances, net of offering costs	—	195,472	—	195,472
Redemption of convertible preferred stock	—	(309,820)	—	(309,820)
Proceeds from stock subscriptions due	—	5,962	—	5,962
Payment of bank financing costs	—	(3,908)	—	(3,908)
Payment of preferred stock dividends	—	(6,966)	—	(6,966)
Proceeds from exercise of stock options	—	847	—	847
Repurchase of common stock	—	(14,837)	—	(14,837)
Change in interest due on stock subscription receivable	—	(368)	—	(368)

Net cash flows used in financing activities	—	(16,123)	—	(16,123)

INCREASE IN CASH AND CASH EQUIVALENTS	10	5,734	—	5,744
CASH AND CASH EQUIVALENTS, beginning of period	192	10,199	—	10,391

CASH AND CASH EQUIVALENTS, end of period	$202	$15,933	$—	$16,135

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2004

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated

	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,132	$26,250	$(32,132)	$26,250
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	5,954	3,037	—	8,991
Amortization of debt financing costs, unamortized discount and deferred interest	—	848	—	848
Deferred income taxes	(1)	15,963	—	15,962
Equity in net loss of affiliated company	—	3,798	—	3,798
Non-cash compensation	—	1,517	—	1,517
Effect of change in operating assets and liabilities:
Trade accounts receivable, net	(2,264)	(1,073)	—	(3,337)
Due to Corporate/from subsidiaries	4,317	(4,317)	—	—
Prepaid expenses and other	(168)	(1,338)	—	(1,506)
Other assets	88	(329)	—	(241)
Accounts payable	(230)	(1,138)	—	(1,368)
Accrued expenses and other	(205)	(1,002)	—	(1,207)

Net cash flows from operating activities	39,623	42,216	(32,132)	49,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(1,935)	$(1,992)	$—	$(3,927)
Equity investments	(3,500)	44	—	(3,456)
Purchase of short-term investments	—	8,700	—	8,700
Investment in Subsidiaries	—	(32,132)	32,132	—
Deposits and payments for station purchases	(34,341)	(3,802)	—	(38,143)

Net cash flows used in investing activities	(39,776)	(29,182)	32,132	(36,826)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(26,252)	—	(26,252)
Proceeds from exercise of stock options	—	1,313	—	1,313
Interest on stock subscription receivable	—	(850)	—	(850)
Payment of preferred stock dividends	—	(10,070)	—	(10,070)

Net cash flows used in financing activities	—	(35,859)	—	(35,859)

DECREASE IN CASH AND CASH EQUIVALENTS	(153)	(22,825)	—	(22,978)
CASH AND CASH EQUIVALENTS, beginning of period	414	37,596	—	38,010

CASH AND CASH EQUIVALENTS, end of period	$261	$14,771	$—	$15,032

The accompanying notes are an integral part of this consolidating statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K/ A for the year ended December 31, 2004.
Introduction

Revenue
      We primarily derive revenue from the sale of advertising time and program sponsorships to local and national advertisers. Advertising revenue is affected primarily by the advertising rates our radio stations are able to charge as well as the overall demand for radio advertising time in a market. These rates are largely based upon a radio station’s audience share in the demographic groups targeted by advertisers, the number of radio stations in the related market, and the supply of and demand for radio advertising time. Advertising rates are generally highest during morning and afternoon commuting hours.
      On February 28, 2005, we acquired 51% of the common stock of Reach Media, Inc. (“Reach Media”). Reach Media primarily derives revenue from the sale of advertising time on the affiliate stations which broadcast the Tom Joyner Morning Show. The affiliate radio stations provide Reach Media with advertising inventory on their stations which is then sold to the marketplace through a sales representative agreement with ABC Radio Networks. ABC Radio Networks guarantees Reach Media an agreed upon amount of annual revenue with the potential to earn additional amounts if certain revenue goals are met. The agreement with ABC Radio Networks runs through 2009. Additional revenue is generated by Reach Media from special events, sponsorships, its internet business and other related activities.
      Approximately 65% of our net revenue was generated from local advertising and approximately 33% was generated from national spot advertising, including network advertising, during the three months ended June 30, 2005. In comparison, approximately 71% of our net revenue was generated from local advertising and approximately 27% was generated from national spot advertising, including network advertising, during the three months ended June 30, 2004. Approximately 67% of our net revenue was generated from local advertising and approximately 30% was generated from national spot advertising, including network advertising, during the six months ended June 30, 2005. In comparison, approximately 70% of our net revenue was generated from local advertising and approximately 27% was generated from national spot advertising, including network advertising, during the six months ended June 30, 2004. The balance of revenue was generated primarily from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.
      In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we monitor and limit the use of trade agreements.

Expenses
      Our significant broadcast expenses are (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for studios, (v) rental of transmission tower space and (vi) music license royalty fees. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources, management information systems, and the overall programming management function. We also use our multiple stations, market presence and purchasing power to negotiate favorable rates with certain vendors and national representative selling agencies.
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

(b) Station operating income: Net income before depreciation and amortization, income taxes, interest income, interest expense, equity in net loss of affiliated company, minority interest in income of subsidiary, other expense, corporate expenses, excluding non-cash compensation and non-cash compensation expenses is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets because station operating income provides helpful information about our results of operations apart from expenses associated with our physical plant, income taxes provision, investments, debt financings, overhead and non-cash compensation. Station operating income is frequently used as one of the bases for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

(d) EBITDA: Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our industry as “EBITDA.” EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business because EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financings, and our provision for tax expense. Accordingly, we believe that EBITDA provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

Summary of Performance
      The table below provides a summary of our performance based on the metrics described above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Net Broadcast Revenue	$101,525	$86,210	$178,534	$155,872
Station Operating Income(1)	$55,331	$48,024	$92,811	$82,149
Station Operating Income Margin	55%	56%	52%	53%
EBITDA(2)	$48,488	$42,345	$80,169	$69,904
Net Income	$19,844	$17,459	$29,532	$26,250

(1)	The reconciliation of net income to station operating income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Net income as reported	$19,844	$17,459	$29,532	$26,250
Add back non-station operating income items included in net income:
Interest income	(271)	(585)	(743)	(1,307)
Interest expense	17,240	9,748	29,669	19,723
Provision for income taxes	8,525	11,162	15,095	16,247
Corporate expenses, excluding non-cash compensation	5,552	3,716	10,468	7,074
Non-cash compensation	502	594	909	1,517
Equity in net loss of affiliated company	304	1,431	763	3,798
Other income, net	(33)	(62)	(123)	(144)
Depreciation and amortization	3,150	4,561	6,616	8,991
Minority interest in income of subsidiary	518	—	625	—
Station operating income	$55,331	$48,024	$92,811	$82,149

(2)	The reconciliation of net income to EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2005	2004	2005	2004

	(In thousands)
Net income as reported	$19,844	$17,459	$29,532	$26,250
Add back non-EBITDA items included in net income:
Interest income	(271)	(585)	(743)	(1,307)
Interest expense	17,240	9,748	29,669	19,723
Provision for income taxes	8,525	11,162	15,095	16,247
Depreciation and amortization	3,150	4,561	6,616	8,991
EBITDA	$48,488	$42,345	$80,169	$69,904

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS
      The following table summarizes our historical consolidated results of operations:
     Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 (In thousands)

	Three Months Ended
	June 30,

	2005	2004	Increase/(Decrease)

Statements of Operations:
Net broadcast revenue	$101,525	$86,210	$15,315	17.8%
Operating expenses:
Programming and technical, excluding non-cash compensation	17,790	13,395	4,395	32.8
Selling, general and administrative	28,404	24,791	3,613	14.6
Corporate expenses, excluding non-cash compensation	5,552	3,716	1,836	49.4
Non-cash compensation	502	594	(92)	(15.5)
Depreciation and amortization	3,150	4,561	(1,411)	(30.9)

Total operating expenses	55,398	47,057	8,341	17.7

Operating income	46,127	39,153	6,974	17.8
Interest income	271	585	(314)	(53.7)
Interest expense	17,240	9,748	7,492	76.9
Other income, net	33	62	(29)	(46.8)
Equity in net loss of affiliated company	304	1,431	(1,127)	(78.8)

Income before provision for income taxes and minority interest in income of subsidiary	28,887	28,621	266	—
Income tax provision	8,525	11,162	(2,637)	(23.6)
Minority interest in income of subsidiary	518	—	518	—

Net income	$19,844	$17,459	$2,385	13.7
Preferred stock dividend	—	5,035	(5,035)	(100.0)

Net income applicable to common stockholders	$19,844	$12,424	$7,420	59.7%

     Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net broadcast revenue

Three Months Ended
June 30,

2005	2004	Increase/(Decrease)

$101,525	$86,210	$15,315	17.8%
      During the three months ended June 30, 2005, we recognized approximately $101.5 million in net broadcast revenue compared to $86.2 million during the three months ended June 30, 2004. These amounts are net of agency commissions, which were approximately $13.0 million during the three months ended June 30, 2005, compared to approximately $12.1 million for the same period in 2004. The increase in net broadcast revenue was due primarily to our consolidation of the 2005 second quarter operating results of Reach Media, increased pricing for advertising on our stations that resulted from improvement in the general economy, increased listenership and ratings, and revenue from three new stations launched in late 2004. The revenue growth in many of our markets, including, Atlanta, Charlotte, Cleveland, Dallas,

Houston, Indianapolis, Raleigh and Washington, DC, was partially offset by revenue declines in some of our other markets, including Philadelphia and St. Louis due to format changes, Los Angeles due to soft ratings, and Baltimore and Detroit due to general market conditions. Excluding the 2005 second quarter operating results of Reach Media, our net broadcast revenue increased 7.1% for the three months ended June 30, 2005, compared to the same period in 2004.

Operating expenses

Programming and technical

Three Months Ended
June 30,

2005	2004	Increase/(Decrease)

$17,790	$13,395	$4,395	32.8%
      Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming on our radio stations. Programming and technical expenses also include expenses associated with our research activities and music royalties. The increase in programming and technical expenses during the three months ended June 30, 2005 resulted primarily from our consolidation of the 2005 second quarter operating results of Reach Media, and to a lesser extent, an increase in programming expenses relating to our on-air talent, music royalties, incremental costs relating to expanding our presence on the Internet and three new stations launched in late of 2004. Excluding the 2005 second quarter operating results of Reach Media, programming and technical expenses increased 3.2% for the three months ended June 30, 2005, compared to the same period in 2004.

Selling, general and administrative

Three Months Ended
June 30,

2005	2004	Increase/(Decrease)

$28,404	$24,791	$3,613	14.6%
      Selling, general and administrative expenses include expenses associated with our sales departments, offices, facilities and headcount (outside of our corporate headquarters), marketing expenses, back office expenses, and the advertising traffic (scheduling and insertion) functions. The increase in selling, general and administrative expenses during the three months ended June 30, 2005 resulted primarily from our consolidation of the 2005 second quarter operating results of Reach Media. The increase also resulted from higher compensation (mainly commissions and national rep fees) and other selling expenses driven by increased revenue, and sales expenses associated with three new stations launched in late 2004. Excluding the 2005 second quarter operating results of Reach Media, selling, general and administrative expenses increased 6.5% for the three months ended June 30, 2005, compared to the same period in 2004.

Corporate expenses, excluding non-cash compensation

Three Months Ended
June 30,

2005	2004	Increase/(Decrease)

$5,552	$3,716	$1,836	49.4%
      Corporate expenses, excluding non-cash compensation consist of expenses associated with maintaining Radio One’s and Reach Media’s corporate headquarters and facilities, including headcount. The increase in corporate expenses, excluding non-cash compensation during the three months ended June 30, 2005, resulted primarily from our consolidation of the 2005 second quarter operating results of Reach Media, increased compensation, and additional professional fees. Excluding the 2005 second quarter operating results of Reach Media, corporate expenses, excluding non-cash compensation increased 14.6% for the three months ended June 30, 2005, compared to the same period in 2004.

Non-cash compensation

Three Months Ended
June 30,

2005	2004	Increase/(Decrease)

$502	$594	$(92)	(15.5)%
      During the three months ended June 30, 2004, we issued restricted stock to certain on-air talent, some of which vested immediately. As a result, the non-cash compensation expense during the three months ended June 30, 2005 decreased from the expense recorded in the comparable period of the prior year.

Depreciation and amortization

Three Months Ended
June 30,

2005	2004	Increase/(Decrease)

$3,150	$4,561	$(1,411)	(30.9)%
      The decrease in depreciation and amortization expense for the three months ended June 30, 2005 was due primarily to the completion of amortization of some of our trade names in late 2004, partially offset by depreciation for our additional capital expenditures made since the second quarter of 2004. Excluding the 2005 second quarter operating results of Reach Media, depreciation and amortization expense decreased 31.8% for the three months ended June 30, 2005, compared to the same period in 2004.

Interest income

Three Months Ended
June 30,

2005	2004	Increase/(Decrease)

$271	$585	$(314)	(53.7)%
      The decrease in interest income resulted primarily from lower average balances of cash, cash equivalents and short-term investments and the pay-off of certain officer loans during the three months ended March 31, 2005.

Interest expense

Three Months Ended
June 30,

2005	2004	Increase/(Decrease)

$17,240	$9,748	$7,492	76.9%
      The increase in interest expense during the three months ended June 30, 2005, resulted from the write-off of approximately $2.1 million of deferred financing costs associated with the June 2005 refinancing of our bank credit facilities. The refinancing consisted of entering into a $800.0 million credit agreement, and the simultaneous borrowing of $437.5 million to retire our previous bank credit facilities. The increase in interest expense also resulted from additional interest obligations incurred from borrowings to partially fund the February 2005 redemption of our Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) for approximately $309.8 million, and the acquisition of 51% of the common stock of Reach Media. The redemption of the outstanding HIGH TIDES was funded with the issuance of $200.0 million 6 3/8% senior subordinated notes and $110.0 million borrowed under our previous revolving credit facility. The acquisition of 51% of the common stock of Reach Media was partially funded with $25.0 million borrowed under our previous revolving credit facility.

Equity in net loss of affiliated company

Three Months Ended
June 30,

2005	2004	Increase/(Decrease)

$304	$1,431	$(1,127)	(78.8)%
      In July 2003, we entered into a joint venture agreement with an affiliate of Comcast Corporation and certain other investors to form TV One for the purpose of distributing a new cable television programming service. See “Liquidity and Capital Resources” section below for further discussion. In December 2004, we modified our methodology for estimating our equity in the net loss of TV One. As a result of this modification, we recognized a net loss of $304,000 for the three months ended June 30, 2005, compared to a net loss of approximately $1.4 million in for the three months ended June 30, 2004.

Provision for income taxes

Three Months Ended
June 30,

2005	2004	Increase/(Decrease)

$8,525	$11,162	$(2,637)	(23.6)%
      The decrease in the provision for income taxes for the three months ended June 30, 2005, was primarily due to a favorable change to Ohio state tax laws enacted on June 30, 2005. The decrease was partially offset by our consolidation of the 2005 second quarter operating results of Reach Media, an increase in the reserve for contingencies, and an increase in our effective tax rate due to permanent differences between income subject to income tax for book versus tax purposes. Excluding the increase in the reserve for contingencies, and the decrease in the provision due to the to the Ohio tax law change, our effective tax rate as of June 30, 2005 was 40.2%, compared to 39.2% as of June 30, 2004. The effective tax rate as of June 30, 2005 does not reflect the impact of SFAS No. 123(R), given we have not yet adopted this pronouncement. Excluding the 2005 second quarter operating results of Reach Media, the provision for income taxes decreased 29.7% for the three months ended June 30, 2005., compared to the same period in 2004.

Minority interest in income of subsidiary

Three Months Ended
June 30,

2005	2004	Increase/(Decrease)

$518	$—	$518	—%
      The minority interest in income of subsidiary of $518,000 for the three months ended June 30, 2005, compared to $0 for the same period in 2004, reflects the 49% minority stockholders’ interest in Reach Media’s net income for the three months ended June 30, 2005.

Net income

Three Months Ended
June 30,

2005	2004	Increase/(Decrease)

$19,844	$17,459	$2,385	13.7%
      As described above, the increase in net income for the three months ended June 30, 2005, is primarily a result of approximately $7.0 million in increased operating income, and a decrease in the equity in net loss of affiliated company of approximately $1.1 million, offset by an increase in net interest expense of approximately $7.8 million, a decrease in the provision for income taxes of approximately $2.6 million, and an increase in minority interest in income of subsidiary of $518,000.

Net income applicable to common stockholders

Three Months Ended
June 30,

2005	2004	Increase/(Decrease)

$19,844	$12,424	$7,420	59.7%
      Net income applicable to common stockholders is defined as, net income less dividends on our outstanding HIGH TIDES. The increase in net income applicable to common stockholders during the three months ended June 30, 2005, was attributable to an increase in net income of approximately $2.4 million and the elimination of preferred stock dividends of approximately $5.0 million during the three months ended June 30, 2005. In February 2005, we redeemed our outstanding HIGH TIDES using proceeds from our sale of $200.0 million 6 3/8% senior subordinated notes, borrowings of $110.0 million under our revolving bank credit facility, and available excess cash.
     Other Data
      Station operating income. Station operating income consists of net income before depreciation and amortization, income taxes, interest income, interest expense, equity in net loss of affiliated company, minority interest in income of subsidiary, other expense, corporate expenses, excluding non-cash compensation and non-cash compensation expenses. Station operating income is not a measure of financial performance under generally accepted accounting principles. Station operating income increased to approximately $55.3 million for the three months ended June 30, 2005, compared to approximately $48.0 million for the three months ended June 30, 2004, an increase of approximately $7.3 million or 15.2%. In addition to consolidating the 2005 second quarter operating results of Reach Media, this increase was primarily attributable to an increase in net broadcast revenue in Radio One markets, partially offset by higher operating expenses as described above. A reconciliation of net income to station operating income is provided on page 27.
      Station operating income margin. Station operating income margin represents station operating income as a percentage of net broadcast revenue. Station operating income margin is not a measure of financial performance under generally accepted accounting principles. Our station operating income margin was 54.5% for the three months ended June 30, 2005, compared to 55.7% for the three months ended June 30, 2004. Our station operating income was approximately $55.3 million and $48.0 million for the three months ended June 30, 2005 and 2004, respectively, while our net broadcast revenue was approximately $101.5 million and $86.2 million for the three months ended June 30, 2005 and 2004, respectively.
      EBITDA. EBITDA represents net income before interest income, interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA was approximately $48.5 million for the three months ended June 30, 2005, compared to approximately $42.3 million for the three months ended June 30, 2004, an increase of approximately $6.2 million or 14.7%. A reconciliation of net income to EBITDA is provided on page 27.

     Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004 (In thousands)

	Six Months Ended
	June 30,

	2005	2004	Increase/(Decrease)

Statements of Operations:
Net broadcast revenue	$178,534	$155,872	$22,662	14.5%
Operating expenses:
Programming and technical, excluding non-cash compensation	33,397	27,020	6,377	23.6
Selling, general and administrative	52,326	46,703	5,623	12.0
Corporate expenses, excluding non-cash compensation	10,468	7,074	3,394	48.0
Non-cash compensation	909	1,517	(608)	(40.1)
Depreciation and amortization	6,616	8,991	(2,375)	(26.4)

Total operating expenses	103,716	91,305	12,411	13.6

Operating income	74,818	64,567	10,251	15.9
Interest income	743	1,307	(564)	(43.2)
Interest expense	29,669	19,723	9,946	50.4
Other income, net	123	144	(21)	(14.6)
Equity in net loss of affiliated company	763	3,798	(3,035)	(79.9)

Income before provision for income taxes and minority interest in income of subsidiary	45,252	42,497	2,755	6.5
Income tax provision	15,095	16,247	(1,152)	(7.1)
Minority interest in income of subsidiary	625	—	625	—

Net income	$29,532	$26,250	$3,282	12.5
Preferred stock dividend	2,761	10,070	(7,309)	(72.6)

Net income applicable to common stockholders	$26,771	$16,180	$10,591	65.5%

     Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net broadcast revenue

Six Months Ended
June 30,

2005	2004	Increase/(Decrease)

$178,534	$155,872	$22,662	14.5%
      During the six months ended June 30, 2005, we recognized approximately $178.5 million in net broadcast revenue compared to approximately $155.9 million during the six months ended June 30, 2004. These amounts are net of agency commissions, which were approximately $23.1 million during the six months ended June 30, 2005, compared to approximately $21.3 million for the same period in 2004. The increase in net broadcast revenue was due primarily to our consolidation of the March through June 2005 operating results of Reach Media, increased pricing for advertising on our stations that resulted from improvement in the general economy, increased listenership and ratings, and revenue from three new stations launched in late 2004. The revenue growth in many of our markets, including, Atlanta, Charlotte, Cleveland, Dallas, Houston, Indianapolis, Raleigh and Washington, DC, was partially offset by revenue declines in some of our other markets, including Philadelphia and St. Louis due to format changes, Los Angeles due to soft ratings and Baltimore and Detroit due to general market conditions. Excluding the March through June 2005 operating results of Reach Media, our net broadcast revenue increased 7.0% for the six months ended June 30, 2005, compared to the same period in 2004.

Operating expenses

Programming and technical

Six Months Ended
June 30,

2005	2004	Increase/(Decrease)

$33,397	$27,020	$6,377	23.6%
      Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming on our radio stations. Programming and technical expenses also include expenses associated with our research activities and music royalties. The increase in programming and technical expenses during the six months ended June 30, 2005 resulted primarily from our consolidation of the March through June 2005 operating results of Reach Media, and to a lesser extent, an increase in programming expenses relating to our on-air talent, music royalties, incremental costs relating to expanding our presence on the Internet and three new stations launched in late 2004. Excluding the March through June 2005 operating results of Reach Media, programming and technical expenses increased 4.3% for the six months ended June 30, 2005, compared to the same period in 2004.

Selling, general and administrative

Six Months Ended
June 30,

2005	2004	Increase/(Decrease)

$52,326	$46,703	$5,623	12.0%
      Selling, general and administrative expenses include expenses associated with our sales departments, offices, facilities and headcount (outside of our corporate headquarters), marketing expenses, back office expenses, and the advertising traffic (scheduling and insertion) functions. The increase in selling, general and administrative expenses during the six months ended June 30, 2005 resulted primarily from our consolidation of the March through June 2005 operating results of Reach Media. The increase also resulted from higher compensation (mainly commissions and national rep fees) and other selling expenses driven by increased revenue, and sales expenses associated with three new stations launched in late 2004. Excluding the March through June 2005 operating results of Reach Media, selling, general and administrative expenses increased 6.7% for the six months ended June 30, 2005, compared to the same period in 2004.

Corporate expenses, excluding non-cash compensation

Six Months Ended
June 30,

2005	2004	Increase/(Decrease)

$10,468	$7,074	$3,394	48.0%
      Corporate expenses, excluding non-cash compensation consist of expenses associated with maintaining Radio One’s and Reach Media’s corporate headquarters and facilities, including headcount. The increase in corporate expenses, excluding non-cash compensation during the six months ended June 30, 2005, resulted primarily from our consolidation of the March through June 2005 operating results of Reach Media, increased compensation and additional professional fees. Excluding the March through June 2005 operating results of Reach Media, corporate expenses, excluding non-cash compensation increased 22.5% for the six months ended June 30, 2005, compared to the same period in 2004.

Non-cash compensation

Six Months Ended
June 30,

2005	2004	Increase/(Decrease)

$909	$1,517	$(608)	(40.1)%
      During the six months ended June 30, 2004, we issued restricted stock to certain on-air talent, some of which vested immediately. As a result, the non-cash compensation expense during the six months ended June 30, 2005 decreased from the expense recorded in the comparable period of the prior year.

Depreciation and amortization

Three Months Ended
June 30,

2005	2004	Increase/(Decrease)

$6,616	$8,991	$(2,375)	(26.4)%
      The decrease in depreciation and amortization expense for the six months ended June 30, 2005 was due primarily to the completion of amortization of some of our trade names in late 2004, partially offset by depreciation for our additional capital expenditures made since the second quarter of 2004. Excluding the March through June 2005 operating results of Reach Media, depreciation and amortization expense decreased 27.0% for the six months ended June 30, 2005, compared to the same period in 2004.

Interest income

Six Months Ended
June 30,

2005	2004	Increase/(Decrease)

$743	$1,307	$(564)	(43.2)%
      The decrease in interest income resulted primarily from lower average balances of cash, cash equivalents and short-term investments and the pay-off of certain officer loans during the first quarter of 2005.

Interest expense

Six Months Ended
June 30,

2005	2004	Increase/(Decrease)

$29,669	$19,723	$9,946	50.4%
      The increase in interest expense during the six months ended June 30, 2005, resulted from the write-off of approximately $2.1 million of deferred financing costs associated with the June 2005 refinancing of our bank credit facilities. The refinancing consisted of entering into a $800.0 million credit agreement, and the simultaneous borrowing of $437.5 million to retire our previous bank credit facilities. The increase in interest expense also resulted from additional interest obligations incurred from borrowings to partially fund the February 2005 redemption of our outstanding HIGH TIDES for approximately $309.8 million, and the acquisition of 51% of the common stock of Reach Media. The redemption of the HIGH TIDES was funded with the issuance of $200.0 million 6 3/8% senior subordinated notes and $110.0 million borrowed under our previous revolving credit facility. The acquisition of 51% of the common stock of Reach Media was partially funded with $25.0 million borrowed under our previous revolving credit facility.

Equity in net loss of affiliated company

Six Months Ended
June 30,

2005	2004	Increase/(Decrease)

$763	$3,798	$(3,035)	(79.9)%

      In July 2003, we entered into a joint venture agreement with an affiliate of Comcast Corporation and certain other investors to form TV One for the purpose of distributing a new cable television programming service. See “Liquidity and Capital Resources” section below for further discussion. In December 2004, we modified our methodology for estimating our equity in the net loss of TV One. As a result of this modification, we recognized a net loss of $763,000 for the six months ended June 30, 2005, compared to a net loss of approximately $3.8 million in for the six months ended June 30, 2004.

Provision for income taxes

Six Months Ended
June 30,

2005	2004	Increase/(Decrease)

$15,095	$16,247	$(1,152)	(7.1)%
      The decrease in the provision for income taxes for the six months ended June 30, 2005, was primarily due to a favorable change to Ohio state tax laws enacted on June 30, 2005. The decrease was partially offset by our consolidation of the March through June 2005 operating results of Reach Media, an increase in the reserve for contingencies, and an increase in our effective tax rate due to permanent differences between income subject to income tax for book versus tax purposes. Excluding the increase in the reserve for contingencies, and the decrease in the provision due to the Ohio tax law change, our effective tax rate as of June 30, 2005 was 40.2%, compared to 39.2% as of June 30, 2004. The effective tax rate as of June 30, 2005 does not reflect the impact of SFAS No. 123(R), given we have not yet adopted this pronouncement. Excluding the March through June 2005 operating results of Reach Media, the provision for income taxes decreased 12.1% for the six months ended June 30, 2005, compared to the same period in 2004.

Minority interest in income of subsidiary

Six Months Ended
June 30,

2005	2004	Increase/(Decrease)

$625	$—	$625	—%
      The minority interest in income of subsidiary of $625,000 for the six months ended June 30, 2005, compared to $0 for the same period in 2004, reflects the 49% minority stockholders’ interest in Reach Media’s March through June 2005 net income.

Net income

Six Months Ended
June 30,

2005	2004	Increase/(Decrease)

$29,532	$26,250	$3,282	12.5%
      As described above, the increase in net income during the six months ended June 30, 2005 is primarily a result of approximately $10.3 million in increased operating income, and a decrease of approximately $3.0 million in equity in net loss of affiliated company, offset by an increase in net interest expense of approximately $10.5 million, a decrease in the provision for income taxes of approximately $1.2, and an increase in minority interest in income of subsidiary of $625,000.

Net income applicable to common stockholders

Six Months Ended
June 30,

2005	2004	Increase/(Decrease)

$26,771	$16,180	$10,591	65.5%
      Net income applicable to common stockholders is defined as net income less dividends on our outstanding HIGH TIDES. The increase in net income applicable to common stockholders during the six months ended June 30, 2005, was attributable to the increase in net income of approximately $3.3 million and a decrease in preferred stock dividends of approximately $7.3 million. In February 2005, we redeemed our outstanding HIGH TIDES using proceeds from our sale of $200.0 million 6 3/8% senior subordinated notes, borrowings of $110.0 million under our revolving bank credit facility, and available excess cash.
     Other Data
      Station operating income. Station operating income consists of net income before depreciation and amortization, income taxes, interest income, interest expense, equity in net loss of affiliated company, minority interest in income of subsidiary, other expense, corporate expenses, excluding non-cash compensation and non-cash compensation expenses. Station operating income is not a measure of financial performance under generally accepted accounting principles. Station operating income increased to approximately $92.8 million for the six months ended June 30, 2005, compared to approximately $82.1 million for the six months ended June 30, 2004, an increase of approximately $10.7 million or 13.0%. In addition to consolidating the March through June 2005 operating results of Reach Media, this increase was primarily attributable to an increase in net broadcast revenue, partially offset by higher operating expenses as described above. A reconciliation of net income to station operating income is provided on page 27.
      Station operating income margin. Station operating income margin represents station operating income as a percentage of net broadcast revenue. Station operating income margin is not a measure of financial performance under generally accepted accounting principles. Our station operating income margin was 52.0% for the six months ended June 30, 2005, compared to 52.7% for the six months ended June 30, 2004. Our station operating income was approximately $92.8 million and $82.1 million for the six months ended June 30, 2005 and 2004, respectively, while our net broadcast revenue was approximately $178.5 million and $155.9 million for the six months ended June 30, 2005 and 2004, respectively.
      EBITDA. EBITDA represents net income or loss before interest income, interest expense, income taxes, depreciation and amortization. EBITDA is not a measure of financial performance under generally accepted accounting principles. EBITDA was approximately $80.2 million for the six months ended June 30, 2005, compared to approximately $69.9 million for the six months ended June 30, 2004, an increase of approximately $10.3 million or 14.7%. A reconciliation of net income to EBITDA is provided on page 27.
LIQUIDITY AND CAPITAL RESOURCES
      Our primary source of liquidity is cash provided by operations and, to the extent necessary, commitments available under our bank credit facilities and other debt or equity financings.
      In June 2005, we entered into a new credit agreement (the “Credit Agreement”) with a syndicate of banks. The term of the Credit Agreement is seven years and the total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the bank credit facilities are subject to compliance with provisions of the Credit Agreement, including but not limited to financial covenants. We may use proceeds from the bank credit facilities for working capital, capital expenditures made in the ordinary course of business and other lawful corporate purposes, for our common stock repurchase program, and for direct and indirect investments permitted under the Credit Agreement. The Credit Agreement contains affirmative and negative covenants that we must comply with, including (a) maintaining a ratio of consolidated adjusted EBITDA to consolidated interest expense of no less than 2.50 to 1.00, (b) maintaining a ratio of consolidated debt for borrowed money to consolidated adjusted EBITDA of, no greater than 6.50 to 1.00 from June 13, 2005 to September 30, 2006, and no greater than 6.00 to 1.00 from October 1, 2006 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the Credit Agreement, we borrowed $437.5 million under the Credit Agreement to retire all outstanding obligations under our previous credit agreement, dated as of July 17, 2000. The previous credit agreement provided for borrowings up to $600.0 million, and consisted of a $350.0 million term facility and a $250.0 million revolving facility.
      As of June 30, 2005, we had approximately $362.1 million available for borrowing, of which approximately $143.0 million is available to be drawn down, taking into consideration the covenants under the Credit Agreement. Both the term loan facility and the revolving facility under the Credit Agreement bear interest, at our option, at a rate equal to either LIBOR plus a spread that ranges from 0.63% to 1.50%, or the prime rate plus a spread of up to 0.50%, depending on our leverage ratio. We also pay a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the average balance of the revolving facility. We believe that we are in compliance with all covenants under the Credit Agreement.
      In connection with entering into the Credit Agreement, we (a) recorded approximately $3.9 million of deferred financing costs to be amortized over the life of the Credit Agreement, and (b) wrote-off approximately $2.1 million of the previous bank facilities’ unamortized deferred financing costs as a loss on extinguishment of debt for the three months and six months ended June 30, 2005.
      Under our Credit Agreement, we may be required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of June 30, 2005, we have swap agreements in place for a total notional amount of $100.0 million, and the periods remaining on these swap agreements range in duration from two to seven years.
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

      The following table summarizes the interest rates in effect with respect to our debt as of June 30, 2005 (excluding capital leases):

	Amount	Applicable
Type of Debt	Outstanding	Interest Rate

	(Millions)
Senior bank term debt (swap matures 6/16/2012)(1)(2)	$25.0	5.72%
Senior bank term debt (swap matures 6/16/2010))(1)(2)	25.0	5.52
Senior bank term debt (swap matures 6/16/2008))(1)(2)	25.0	5.38
Senior bank term debt (swap matures 6/16/2007))(1)(2)	25.0	5.33
Senior bank term debt (subject to variable interest rates)(3)	200.0	4.69
Senior bank revolving debt (subject to variable interest rates)(3)	137.5	4.69
8 7/8% Senior subordinated notes (fixed rate)	300.0	8.88
6 3/8% Senior subordinated notes (fixed rate)	200.0	6.38

(1)	A total of $100.0 million is subject to fixed rate swap agreements that became effective on June 16, 2005.

(2)	Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our Credit Agreement. That spread is currently set at 1.25% and is incorporated into the applicable interest rates outlined above.

(3)	Subject to rolling 90-day LIBOR plus a spread currently at 1.25% and incorporated into the applicable interest rate.
      In May 2001, we completed the private placement of $300.0 million of 8 7/8% senior subordinated notes due 2011, realizing net proceeds of approximately $291.8 million. We recorded approximately $8.2 million in deferred offering costs, which are being amortized to interest expense over the life of the notes using the effective interest rate method. The net proceeds of the offering were primarily used to repay amounts owed on our bank credit facilities and previously outstanding senior subordinated notes. In November 2001, the 8 7/8% senior subordinated notes were exchanged for an equal amount of notes registered under the Securities Act of 1933, as amended (“the Securities Act”).
      In February 2005, we completed the private placement of $200.0 million 6 3/8% senior subordinated notes due 2013, realizing net proceeds of approximately $195.5 million. We recorded approximately $4.5 million in deferred offering costs, which are being amortized to interest expense over the life of the related notes using the effective interest rate method. The net proceeds of the offering, in addition to borrowings of $110.0 million under our previous revolving credit facility and available excess cash, were primarily used to redeem our outstanding HIGH TIDES.
      Our Credit Agreement and the indentures governing our senior subordinated notes require that we comply with certain financial covenants limiting our ability to incur additional debt. Such terms also place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things. Our Credit Agreement also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit our ability to borrow under the Credit Agreement or to otherwise raise funds in the debt markets.

      The following table provides a comparison of our statements of cash flows for the six months ended June 30, 2005 and 2004:

	2005	2004

	(In thousands)
Net cash flows from operating activities	$44,796	$49,707
Net cash flows used in investing activities	(22,929)	(36,826)
Net cash flows used in financing activities	(16,123)	(35,859)
      Net cash flows from operating activities were approximately $44.8 million and $49.7 million for the six months ended June 30, 2005 and 2004, respectively. Cash flows from operating activities for the six months ended June 30, 2005 declined from the prior year primarily because of changes to the components of working capital. Specifically, trade accounts receivable increased due to sales growth and accounts payable and other current liabilities declined due to the elimination of the dividend accrual associated with the redemption of our outstanding HIGH TIDES.
      Net cash flows used in investing activities were approximately $32.2 million and $36.8 million for the six months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005, we completed the acquisition of 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of our Class D common stock, and we sold short-term marketable securities for approximately $7.0 million. Capital expenditures were approximately $8.3 million for the six months ended June 30, 2005. During the six months ended June 30, 2004, we completed the acquisition of the assets of WRNB-FM (formerly WSNJ-FM) in the Philadelphia market for approximately $35.0 million, made a deposit of approximately $3.6 million for the acquisition of KRTS-FM in the Houston market, paid $3.5 million pursuant to our agreement to purchase all of the outstanding stock of New Mableton broadcasting Corporation (“NMBC”) for approximately $35.0 million and sold short term marketable securities for approximately $8.7 million. Capital expenditures were approximately $3.9 million for the six months ended June 30, 2004.
      Net cash flows used in financing activities were approximately $16.1 million for the six months ended June 30, 2005 compared to net cash flows used in financing activities of approximately $35.9 million for the six months ended June 30, 2004. During the six months ended June 30, 2005, we made a principal payment of $17.5 million on our previous term loan, paid approximately $437.5 million of amounts outstanding under our previous bank credit facilities with proceeds from the new bank credit facilities, repurchased shares of Class A and Class D common stock for approximately $14.8 million, realized net proceeds of approximately $195.5 million from the private placement of $200.0 million 6 3/8% senior subordinated notes due 2013, borrowed $135.0 million under our previous revolving credit facility, redeemed our outstanding HIGH TIDES, received approximately $6.0 million from our stock subscriptions receivable and paid dividends on our HIGH TIDES of approximately $7.0 million. During the six months ended June 30, 2004, we made a principal payment of approximately $26.3 million on our previous term loan facility and also paid dividends on our HIGH TIDES of approximately $10.1 million.
      We continuously review opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic investments. Other than our agreement with an affiliate of Comcast Corporation, DIRECTV and other investors to fund TV One (the balance of our commitment is $37.0 million as of June 30, 2005), we have no definitive agreements to make acquisitions of additional radio stations or to make strategic investments. We anticipate that any future acquisitions or strategic investments will be financed through funds generated from operations, cash on hand, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.
      As of June 30, 2005, we had a standby letter of credit in the amount of $417,000 in connection with our annual insurance policy renewals. To date, there has been no activity on the standby letter of credit.

      Our ability to meet our debt service obligations and reduce our total debt, our ability to refinance the 8 7/8% senior subordinated notes at or prior to their scheduled maturity date in 2011, and our ability to refinance the 6 3/8% senior subordinated notes at or prior to their scheduled maturity date in 2013 will depend upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. During the remainder of 2005, our principal liquidity requirements will be for working capital, continued business development, strategic investment opportunities and for general corporate purposes, including capital expenditures.
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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
      Our accounting policies are described in Note 1 of the Consolidated Financial Statements. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K/ A for the year ended December 31, 2004, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes on such policies or estimates since we filed our Annual Report on Form 10-K/ A for the year ended December 31, 2004.
RECENT ACCOUNTING PRONOUNCEMENTS
      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), (“SFAS No. 123(R)”), “Accounting for Stock-Based Compensation.” SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted. The Securities and Exchange Commission delayed the required implementation date for this statement from the third quarter of 2005 to the beginning of the 2006 fiscal year. We currently use the Black-Scholes Option Pricing Model to compute the fair value of our stock options in connection with our disclosure of the pro forma effects on net earnings and earnings per share as if compensation cost had been recognized for such options at the date of grant. However, a number of technical implementation issues have not yet been resolved, including the selection and use of an appropriate valuation model, and therefore, we have not yet determined the ultimate impact of the adoption of SFAS No. 123(R).

CAPITAL AND COMMERCIAL COMMITMENTS

Long-term debt
      In February 2005, we completed the private placement of $200.0 million 6 3/8% senior subordinated notes due 2013 realizing net proceeds of approximately $195.5 million. The net proceeds were primarily used to redeem our outstanding HIGH TIDES.
      In May 2001, we completed the private placement of $300.0 million of 8 7/8% senior subordinated notes due 2011 realizing net proceeds of approximately $291.8 million. In November 2001, the 8 7/8% senior subordinated notes were exchanged for an equal amount of notes registered under the Securities Act.

Lease obligations
      We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities and non-cancelable capital leases for equipment that expire over the next 20 years.

Contractual Obligations Schedule
      The following table represents our contractual obligations as of June 30, 2005:

	Payments Due by Period(1)

	July —
	December					2010 and
Contractual Obligations	2005	2006	2007	2008	2009	Beyond	Total

	(In thousands)
8 7/8% Senior subordinated notes	$—	$—	$—	$—	$—	$300,000	$300,000
6 3/8% Senior subordinated notes	—	—	—	—	—	200,000	200,000
Bank credit facilities	—	—	7,500	37,500	67,500	325,000	437,500
Capital lease obligations	2	7	7	7	—	—	23
Other operating contracts/ agreements(2)(3)(4)	18,739	33,907	25,723	20,026	18,095	61,000	177,490
Operating lease obligations	3,528	6,232	5,874	5,823	5,439	15,458	42,354

Total	$22,269	$40,146	$39,104	$63,356	$91,034	$901,458	$1,157,367

(1)	The above amounts do not include interest, which in some cases is variable in amount.

(2)	Includes employment contracts, severance obligations, on-air talent contracts and other programming agreements.

(3)	Includes a retention bonus of approximately $2.0 million pursuant to an employment agreement with the Chief Administrative Officer (“CAO”) for remaining employed with the Company through and including October 31, 2008. If the CAO’s employment ends before October 31, 2008, the amount paid will be a pro rata portion of the retention bonus based on the number of days of employment between October 31, 2004 and October 31, 2008.

(4)	Includes a retention bonus of approximately $7.0 million pursuant to an employment agreement with the Chief Financial Officer (“CFO”) for remaining employed with the Company through and including October 18, 2010. If the CFO’s employment ends before October 18, 2010, the amount paid will be a pro rata portion of the retention bonus based on the number of days of employment between October 18, 2005 and October 18, 2010.
      In addition to the obligations above, as of June 30, 2005, we had swap agreements in place for a total notional amount of $100.0 million. The periods remaining on the swap agreements range in duration from two to seven years. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party, however, we do not anticipate non-performance.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
      This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but rather reflect our current expectations concerning future results and events. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions. We cannot guarantee that we will achieve these plans, intentions or expectations. Because these statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ materially from those forecast or anticipated in the forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

•	economic conditions, both generally and relative to the radio broadcasting industry;

•	risks associated with our acquisition strategy;

•	the highly competitive nature of the broadcast industry;

•	our high degree of leverage; and

•	other factors described in our reports on Form 10-K/ A and Form 10-Q.
      You should not place undue reliance on these forward-looking statements, which reflect our view as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
      For quantitative and qualitative disclosures about market risk affecting Radio One, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K/ A, for the fiscal year ended December 31, 2004. Our exposure related to market risk has not changed materially since December 31, 2004.

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

     Changes in internal control over financial reporting
      During the second quarter of 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
      During the three months and six months ending June 30, 2005, we made repurchases of our Class A and Class D common stock pursuant to the $150.0 million stock repurchase program adopted by our Board of Directors on May 25, 2005.

      The following table provides information on our repurchases during the three months and six months ended June 30, 2005.

				(d)
			(c)	Maximum
			Total Number of	Approximate Dollar
	(a)		Shares Purchased	Value of Shares
	Total Number of	(b)	as Part of Publicly	That May yet be
	Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased(1)	Paid per Share	or Programs	Plans or Programs

6/15/2005 — 6/30/2005	137,100 Class A	$13.17	137,100
6/15/2005 — 6/30/2005	988,800 Class D	$13.15	988,800
Total	1,125,900		1,125,900	$135,197,246

(1)	On May 25, 2005, the Company’s Board of Directors authorized a stock repurchase program for up to $150.0 million of the Company’s Class A and Class D common stock over a period of 18 months, with the amount and timing of repurchases based on stock price, general economic and market conditions, certain restrictions contained in the Credit Agreement governing the Company’s bank credit facilities and subordinated debt and certain other factors. The repurchase program does not obligate the Company to repurchase any of its common stock and may be discontinued or suspended at any time.

Item 3.	Defaults Upon Senior Securities
      None.

Item 4.	Submission of Matters to a Vote of Security Holders
      On May 25, 2005, the Company held its Annual Meeting of its holders of common stock pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated April 25, 2005, a copy of which has been previously filed with the Securities and Exchange Commission. Stockholders were asked to vote upon the following proposals:

1) The election of Terry L. Jones and Brian W. McNeill as Class A directors to serve until the 2006 annual meeting of stockholders or until their successors are duly elected and qualified.

2) The election of Catherine L. Hughes, Alfred C. Liggins, III, D. Geoffrey Armstrong, L. Ross Love and Ronald E. Blaylock as directors to serve until the 2006 annual meeting of stockholders or until their successors are duly elected and qualified.

3) The ratification of the appointment of Ernst & Young, LLP as independent auditors for the Company for the year ending December 31, 2005.

		Number of Votes

		Class A	Class B

Proposal 1
Jones	For	16,157,877
	Withhold Authority	2,318,709
McNeill	For	15,694,708
	Withhold Authority	2,781,878
Proposal 2
Hughes	For	11,456,905	28,674,630
	Withhold Authority	7,019,681
Liggins	For	11,453,939	28,674,630
	Withhold Authority	7,022,647
Armstrong	For	16,157,875	28,674,630
	Withhold Authority	2,318,711
Love	For	14,001,087	28,674,630
	Withhold Authority	4,475,499
Blaylock	For	18,460,467	28,674,630
	Withhold Authority	16,119
Proposal 3
	For	18,445,849	28,674,630
	Against	28,697
	Abstain	2,040

Item 5.	Other Information
      None.

Item 6.	Exhibits

3.1		Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 000-25969)).

3	.1.1	Certificate of Amendment (dated as of September 21, 2000) of the Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000 (File No. 000-25969)).

3.2		Amended and Restated By-laws of Radio One, Inc., amended as of June 5, 2001 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q filed August 14, 2001 (File No. 000-25969)).

4.1		Amended and Restated Stockholders Agreement dated as of September 28, 2004 among Catherine L. Hughes and Alfred C. Liggins, III.

10.1		Credit Agreement, dated June 13, 2005, by and among Radio One Inc., Wachovia Bank and the other lenders party thereto (incorporated by reference to Radio One’s Current Report on Form 8-K filed June 17, 2005 (File No. 000-25969)).

10.2		Guarantee and Collateral Agreement, dated June 13, 2005, made by Radio One, Inc. and its Restricted Subsidiaries in favor of Wachovia Bank (incorporated by reference to Radio One’s Current Report on Form 8-K filed June 17, 2005 (File No. 000-25969)).

31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ Scott R. Royster

Scott R. Royster
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)
August 8, 2005