Form 10-Q
period 2005-09-30
RADIO ONE INC
filed 2005-11-09
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
Commission File No. 0-25969

RADIO ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1166660
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
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
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 4, 2005
Class A Common Stock, $.001 Par Value	14,219,240
Class B Common Stock, $.001 Par Value	2,867,463
Class C Common Stock, $.001 Par Value	3,132,458
Class D Common Stock, $.001 Par Value	84,877,689

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Statements of Operations for the Three Months and Nine Months Ended September 30, 2005 and 2004 (Unaudited)	3
	Consolidated Balance Sheets as of September 30, 2005 (Unaudited) and December 31, 2004	4
	Consolidated Statements of Changes in Stockholders’ Equity for the Year Ended December 31, 2004 and for the Nine Months Ended September 30, 2005 (Unaudited)	5
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2005 and 2004 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7
	Consolidating Financial Statements	15
	Consolidating Statement of Operations for the Three Months Ended September 30, 2005 (Unaudited)	16
	Consolidating Statement of Operations for the Three Months Ended September 30, 2004 (Unaudited)	17
	Consolidating Statement of Operations for the Nine Months Ended September 30, 2005 (Unaudited)	18
	Consolidating Statement of Operations for the Nine Months Ended September 30, 2004 (Unaudited)	19
	Consolidating Balance Sheet as of September 30, 2005 (Unaudited)	20
	Consolidating Balance Sheet as of December 31, 2004	21
	Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2005 (Unaudited)	22
	Consolidating Statement of Cash Flows for the Nine Months Ended September 30, 2004 (Unaudited)	23
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3	Quantitative and Qualitative Disclosures About Market Risk	40
Item 4.	Controls and Procedures	40

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	41
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Submission of Matters to a Vote of Security Holders	42
Item 5.	Other Information	42
Item 6.	Exhibits	43

SIGNATURES		44

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Unaudited)		(Unaudited)
		(In thousands, except share data)
NET BROADCAST REVENUE	$101,392	$84,366	$279,926	$240,238

OPERATING EXPENSES:
Program and technical	17,157	13,272	50,606	41,005
Selling, general and administrative	36,958	23,988	89,283	70,691
Corporate expenses	6,155	4,138	17,479	12,016
Depreciation and amortization	3,114	4,368	9,731	13,359

Total operating expenses	63,384	45,766	167,099	137,071

Operating income	38,008	38,600	112,827	103,167
INTEREST INCOME	162	630	906	1,937
INTEREST EXPENSE	16,431	9,749	46,100	29,472
EQUITY IN NET LOSS OF AFFILIATED COMPANY	442	2,144	1,205	5,942
OTHER INCOME (EXPENSE), net	—	(123)	123	21

Income before provision for income taxes and minority interest in income of subsidiary	21,297	27,214	66,551	69,711
PROVISION FOR INCOME TAXES	8,742	10,446	23,839	26,693

Income before minority interest in income of subsidiary	12,555	16,768	42,712	43,018
MINORITY INTEREST IN INCOME OF SUBSIDIARY	1,089	—	1,714	—

Net income	11,466	16,768	40,998	43,018
PREFERRED STOCK DIVIDENDS	—	5,035	2,761	15,105

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$11,466	$11,733	$38,237	$27,913

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$0.11	$0.11	$0.36	$0.26

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	103,709,135	104,986,638	105,535,683	104,935,362

Diluted	103,902,536	105,303,330	105,711,453	105,478,109

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2005	2004
	(Unaudited)
	(In thousands, except
	share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,627	$10,391
Short term investments	—	10,000
Trade accounts receivable, net of allowance for doubtful accounts of $3,317 and $4,943, respectively	69,310	61,830
Prepaid expenses and other current assets	6,365	2,845
Income tax receivable	3,650	3,650
Deferred income tax asset	3,804	4,036

Total current assets	107,756	92,752
PROPERTY AND EQUIPMENT, net	49,871	44,827
GOODWILL	134,180	116,865
RADIO BROADCASTING LICENSES	1,797,168	1,801,196
OTHER INTANGIBLE ASSETS, net	74,308	12,984
INVESTMENT IN AFFILIATED COMPANY	37,629	37,384
OTHER ASSETS	6,452	5,133

Total assets	$2,207,364	$2,111,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,908	$8,933
Accrued interest	9,296	14,221
Accrued compensation and related benefits	22,034	16,282
Income taxes payable	4,081	3,291
Other accrued expenses	1,871	4,752
Fair value of derivative instruments	—	246
Other current liabilities	6,520	621
Current portion of long-term debt	8	70,008

Total current liabilities	48,718	118,354
LONG-TERM DEBT, net of current portion	952,514	550,020
DEFERRED REVENUE, net of current portion	250	—
OTHER LONG-TERM LIABILITIES	6,747	—
DEFERRED INCOME TAX LIABILITY	147,856	114,322

Total liabilities	$1,156,085	$782,696

MINORITY INTEREST IN SUBSIDIARY	2,637	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares issued at September 30, 2005. 309,820 shares issued and outstanding at December 31, 2004. Liquidation preference of $1,000 per share plus cumulative dividends at 6.5% per year, unpaid dividends were $0 at September 30, 2005 and $4,198 at December 31, 2004	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 15,756,480 and 22,374,547 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	16	22
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,867,463 shares issued and outstanding	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,132,458 shares issued and outstanding	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 83,870,449 and 76,635,971 shares issued and outstanding at September 30, 2005 and December 31, 2004, respectively	84	77
Accumulated other comprehensive gain (loss)	520	(151)
Stock subscriptions receivable	(1,548)	(34,731)
Treasury stock, at cost, 262,299 shares of Class A and 2,762,171 shares of Class D common stock	(41,222)	—
Additional paid-in capital	1,105,611	1,416,284
Accumulated deficit	(14,825)	(53,062)

Total stockholders’ equity	1,048,642	1,328,445

Total liabilities and stockholders’ equity	$2,207,364	$2,111,141

The accompanying notes are an integral part of these consolidated balance sheets.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2004 AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 (UNAUDITED)

							Accumulated
	Convertible	Common	Common	Common	Common		Other	Stock		Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Comprehensive	Subscriptions	Treasury	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income	Income	Receivable	Stock	Capital	Deficit	Equity
							(In thousands, except share data)
BALANCE, as of December 31, 2003	—	23	3	3	76		(2,605)	(35,017)	—	1,410,460	(94,524)	1,278,419
Comprehensive income:
Net income	—	—	—	—	—	61,602	—	—	—	—	61,602	61,602
Change in unrealized loss on derivative and hedging activities, net of taxes	—	—	—	—	—	2,454	2,454	—	—	—	—	2,454

Comprehensive income						$64,056

Vesting of non-employee restricted stock	—	—	—	—	—		—	—	—	803	—	803
Preferred stock dividends	—	—	—	—	—		—	—	—	—	(20,140)	(20,140)
Interest on stock subscriptions receivable	—	—	—	—	—		—	(1,714)	—	—	—	(1,714)
Repayment of interest on officer loan	—	—	—	—	—		—	2,000	—	—	—	2,000
Adjustment of basis for investment in affiliated company	—	—	—	—	—		—	—	—	2,840	—	2,840
Employee exercise of options for 162,953 shares	—	—	—	—	—		—	—	—	1,721	—	1,721
Conversion of 30,000 shares of Class A common stock to 30,000 shares of Class D common stock	—	(1)	—	—	1		—	—	—	—	—	—
Tax effect on non-qualified option exercises	—	—	—	—	—		—	—	—	460	—	460

BALANCE, as of December 31, 2004	—	22	3	3	77		(151)	(34,731)	—	1,416,284	(53,062)	1,328,445
Comprehensive income:
Net income	—	—	—	—	—	40,998	—	—	—		40,998	40,998
Change in unrealized gain on derivative and hedging activities, net of taxes	—	—	—	—	—	671	671	—	—	—		671

Comprehensive income						$41,669

Adjustment of basis for investment in affiliated company	—	—	—	—	—		—	—	—	146	—	146
Vesting of non-employee restricted stock	—	—	—	—	—		—	—	—	113	—	113
Preferred stock dividends	—	—	—	—	—		—	—	—	—	(2,761)	(2,761)
Redemption of preferred stock	—	—	—	—	—		—	—	—	(309,820)	—	(309,820)
Issuance of common stock pursuant to investment in Reach Media, Inc.	—	—	—	—	2		—	—	—	25,424	—	25,426
Repayment of officer loan	—	—	—	—	—		—	15,895	—	(9,933)	—	5,962
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(464)	—	—	—	(464)
Repurchase of 262,299 shares of Class A and 2,762,171 shares of Class D common stock	—	—	—	—	(1)		—	17,752	(41,222)	(18,071)	—	(41,542)
Conversion of 6,640,000 shares of Class A common stock to 6,640,000 shares of Class D common stock	—	(6)	—	—	6		—	—	—	—	—	—
Employee exercise of options for 126,517 shares	—	—	—	—	—		—	—	—	1,046	—	1,046
Tax effect on non-qualified option exercises and vesting of restricted stock	—	—	—	—	—		—	—	—	422	—	422

BALANCE, as of September 30, 2005	$—	$16	$3	$3	$84		$520	$(1,548)	$(41,222)	$1,105,611	$(14,825)	$1,048,642

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
	(Unaudited, in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$40,998	$43,018
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,731	13,359
Amortization of debt financing costs	3,660	1,272
Deferred income taxes	22,676	26,265
Equity in net loss of affiliated company	1,205	5,942
Minority interest in income of subsidiary	1,714	—
Non-cash compensation	1,452	2,062
Contract termination costs, net of amortization	5,162	—
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(7,049)	328
Prepaid expenses and other current assets	(913)	(1,502)
Other assets	160	(184)
Accounts payable	(4,032)	500
Accrued interest	(4,925)	(6,844)
Accrued compensation and related benefits	(485)	129
Income taxes payable	563	107
Other liabilities	(67)	—
Other accrued expenses	(2,549)	(1,747)

Net cash flows from operating activities	67,301	82,705

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(12,698)	(7,454)
Equity investments	(125)	(3,183)
Acquisition of 51% of common stock of Reach Media, Inc., net of cash acquired	(21,320)	—
Change in short term investments	10,000	15,700
Purchase of other intangible assets	(874)	—
Deposits and payments for station purchases	—	(108,913)

Net cash flows used in investing activities	(25,017)	(103,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(455,006)	(39,381)
Proceeds from bank credit facility	587,500	50,000
Proceeds from debt issuances, net of offering costs	195,177	—
Redemption of convertible preferred stock	(309,820)	—
Proceeds from stock subscriptions due	5,962	—
Payment of bank financing costs	(4,172)	—
Payment of preferred stock dividends	(6,966)	(15,105)
Proceeds from exercise of stock options	963	1,603
Repurchase of common stock	(41,222)	—
Change in interest income on stock subscriptions receivable	(464)	(1,282)

Net cash flows used in financing activities	(28,048)	(4,165)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	14,236	(25,310)
CASH AND CASH EQUIVALENTS, beginning of period	10,391	38,010

CASH AND CASH EQUIVALENTS, end of period	$24,627	$12,700

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$51,025	$34,943

Income taxes	$1,129	$332

The accompanying notes are an integral part of these consolidated statements.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
(a) Organization and Business
     Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and subsidiaries (collectively the “Company”) were organized to acquire, operate and maintain radio broadcasting stations and other media properties. The Company owns and/or operates 70 radio stations in 22 markets throughout the United States. In July 2003, the Company entered into a joint venture with an affiliate of Comcast Corporation and other investors to create TV One, LLC (“TV One”), an entity formed to operate a cable television network featuring lifestyle, entertainment, and news-related programming targeted primarily towards African-American viewers. In February 2005, the Company completed the acquisition of 51% of the common stock of Reach Media, Inc. (“Reach Media”) for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D common stock.
     To maintain and/or improve its competitive position, the Company has made and may continue to make significant acquisitions of and investments in radio stations and other media properties, which may require it to incur additional debt. The service of this debt will require the Company to make significant debt service payments.
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
     Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
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
(d) Financial Instruments
     Financial instruments as of September 30, 2005 and December 31, 2004 consist of cash and cash equivalents, short term investments, trade accounts receivable, notes receivable (which are included in other current assets), accounts payable, accrued expenses, long-term debt and subscriptions receivable. The carrying amounts approximate fair value for each of these financial instruments as of September 30, 2005 and December 31, 2004, except for the Company’s outstanding senior subordinated notes. The 8 7/8% senior subordinated notes had a fair value of approximately $318.0 million and $334.1 million as of September 30, 2005 and December 31, 2004, respectively. In February 2005, the Company completed the private placement of $200.0 million 6 3/8% senior subordinated notes. The 6 3/8% senior subordinated notes had a fair value of approximately $196.5 million as of September 30, 2005. The fair value was determined based on the fair market value of similar instruments.

(e) Revenue Recognition
     The Company recognizes revenue for broadcast advertising when the commercial is broadcast and is reported net of agency and sales representative commissions in accordance with Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements,” as amended by Staff Accounting Bulletin No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” When applicable, agency and sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or sales representative, and the agency or sales representative remits the gross billing, less their commission, to the Company. Agency and sales representative commissions were approximately $13.1 million and $11.6 million during the three months ended September 30, 2005 and 2004, respectively. Agency and sales representative commissions were approximately $36.2 million and $32.9 million during the nine months ended September 30, 2005 and 2004, respectively.
(f) Stock-Based Compensation
     The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25 (“APB No. 25”), “Accounting for Stock Issued to Employees,” and related interpretations, and complies with the disclosure provisions of Statement of Financial Accounting Standards No. 123 (“SFAS No. 123”), “Accounting for Stock-Based Compensation.” Under APB No. 25, compensation expense is recognized to the extent that the market price on the grant date of the underlying stock exceeds the exercise price.
     At September 30, 2005, the Company had one stock-based employee compensation plan. The Company accounts for the plan under the recognition and measurement principles of APB No. 25 and related interpretations. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In thousands, except share data)
Net income applicable to common stockholders, as reported:	$11,466	$11,733	$38,237	$27,913
Add: stock-based employee compensation expense included in net income	7	—	8	—
Less: total stock-based employee compensation expense determined under fair value-based method for all awards	(5,479)	(4,416)	(14,703)	(11,145)

Pro forma net income applicable to common stockholders	$5,994	$7,317	$23,542	$16,768

As reported net income per share — basic	$0.11	$0.11	$0.36	$0.26
As reported net income per share — diluted	$0.11	$0.11	$0.36	$0.26
Pro forma net income per share — basic	$0.06	$0.07	$0.22	$0.16
Pro forma net income per share — diluted	$0.06	$0.07	$0.22	$0.16
     The per share weighted-average fair value of employee options granted during the three months ended September 30, 2005 and 2004 was $6.96 and $7.97, respectively, on the date of grant. The per share weighted-average fair value of employee options granted during the nine months ended September 30, 2005 and 2004 was $7.16 and $8.02, respectively, on the date of grant. These fair values were derived using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	For the Three Months		For the Nine Months
	Ended		Ended
	September 30,		September 30,
	2005	2004	2005	2004
Average risk-free interest rate	4.13%	3.29%	4.13%	3.29%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected lives	5 years	5 years	5 years	5 years
Expected volatility	61%	56%	61%	56%

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
     The following table sets forth the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(In thousands)
Net income	$11,466	$16,768	$40,998	$43,018
Other comprehensive income gain (loss), (net of tax provision of $705, tax benefit of $171, tax provision of $445, and tax provision of $1,041, respectively):
Derivative and hedging activities	1,108	(274)	671	1,663

Comprehensive income	$12,574	$16,494	$41,669	$44,681

   (h) Net Income Applicable to Common Stockholders
     The net income applicable to common stockholders for the three months ended September 30, 2005 and 2004 (defined as net income less dividends on the Company’s preferred stock) was approximately $11.5 million and $11.7 million, respectively. The net income applicable to common stockholders for the nine months ended September 30, 2005 and 2004 was approximately $38.2 million and $27.9 million, respectively.
   (i) Earnings Per Share
     Earnings per share is based on the weighted average number of common and diluted common equivalent shares for stock options outstanding during the period the calculation is made, divided into the net income applicable to common stockholders. Diluted common equivalent shares consist of shares issuable upon the exercise of stock options using the treasury stock method.
2. RECENT ACCOUNTING PRONOUNCEMENTS:
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), (“SFAS No. 123(R)”), “Accounting for Stock-Based Compensation.” SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans. The statement eliminates the ability to account for share-based compensation transactions using APB No. 25 and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted. The SEC delayed the required implementation date for this statement from the third quarter of 2005 to the beginning of the 2006 fiscal year. The Company plans to use the Black-Scholes Option Pricing Model to estimate the fair value of its stock options and expects to use the modified prospective method in adopting the fair value method of measuring compensation cost relating to stock-based employee compensation. The Company has not yet estimated the impact this pronouncement will have on its financial statements.
3. ACQUISITIONS:
     In September 2005, the Company announced an agreement to acquire the assets of WRDA-FM, a radio station located in the St. Louis metropolitan area for approximately $20.0 million in cash. The Company began operating the station under a local marketing agreement (“LMA”) on October 1, 2005. The station has been reformatted, and has been consolidated with the Company’s existing St. Louis operations. The Company expects to complete the acquisition during the fourth quarter of 2005.
     In February 2005, the Company completed the acquisition of 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D common stock.

Reach Media commenced operations in 2003 and was formed by Tom Joyner, Chairman, and David Kantor, Chief Executive Officer, to operate the Tom Joyner Morning Show and related businesses. Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndication agreements. Mr. Joyner is a leading nationally syndicated radio personality. The Tom Joyner Morning Show is broadcast on over 115 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. In addition, in October 2005, Reach Media launched the Tom Joyner Show, a weekly syndicated television variety show airing in most of the top 50 markets. Reach Media also operates the Tom Joyner Sky Show, the Tom Joyner Family Reunion and various other special event-related activities. Additionally, Reach Media operates BlackAmericaWeb.com, an African-American targeted internet destination, and airs a television program on TV One. The Company allocated approximately $1.2 million of the purchase price to net working capital balances and the remaining amount to other intangible assets on the Company’s consolidated balance sheet as of September 30, 2005, pending completion of the purchase price allocation.
     In November 2004, the Company completed the acquisition of the assets of WABZ-FM, a radio station located in the Charlotte metropolitan area. Upon completing the acquisition, the Company consolidated the station with its existing Charlotte operations, changed the call sign to WPZS-FM and reformatted the station. The total acquisition price was approximately $11.5 million in cash. The Company initially allocated the full value of the purchase price to radio broadcasting licenses on the Company’s consolidated balance sheet as of December 31, 2004. Upon completion of the purchase price allocation in February 2005, the allocation was adjusted and approximately $11.4 million and $76,000 were assigned to radio broadcasting licenses and goodwill, respectively.
     In October 2004, the Company acquired the outstanding stock of New Mableton Broadcasting Corporation (“NMBC”), which owned WAMJ-FM, a radio station located in the Atlanta metropolitan area. The Company began operating WAMJ-FM under an LMA in August 2001. NMBC’s majority shareholder was an entity controlled by the Company’s Chief Executive Officer and President. The total acquisition price was approximately $35.0 million in cash. The Company initially allocated the full value of the purchase price to radio broadcasting licenses on the Company’s consolidated balance sheet as of December 31, 2004. Upon completion of the purchase price allocation in April 2005, the Company assigned approximately $32.0 million to radio broadcasting licenses, approximately $2.0 million to goodwill, and $872,000 to other assets.
     In February 2004, the Company completed the acquisition of the assets of WSNJ-FM, a radio station located in the Philadelphia metropolitan area. Upon receiving the necessary regulatory approvals, the Company consolidated the station with its existing Philadelphia operations, changed the call sign to WRNB-FM and reformatted the station. The acquisition price was approximately $35.0 million in cash. The Company initially allocated the full value of the purchase price to radio broadcasting licenses on the Company’s consolidated balance sheet as of December 31, 2004. Upon completion of the purchase price allocation in January 2005, the allocation was adjusted and approximately $34.9 million and $54,000 were assigned to radio broadcasting licenses and goodwill, respectively.
4. INVESTMENT IN AFFILIATED COMPANY:
     In July 2003, the Company entered into a joint venture agreement with an affiliate of Comcast Corporation and other investors to create TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. The Company has committed to make a cumulative cash investment of $74.0 million in TV One over approximately four years, of which the Company has already funded $37.0 million. In December 2004, TV One entered into a distribution agreement with DIRECTV, Inc. (“DIRECTV”) and certain affiliates of DIRECTV became investors in TV One. As of September 30, 2005, the Company owned approximately 36% of TV One on a fully converted basis.
     The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the three months ended September 30, 2005 and 2004, the Company’s allocable share of TV One’s losses was $442,000 and approximately $2.1 million, respectively. For the nine months ended September 30, 2005 and 2004, the Company’s allocable share of TV One’s losses was approximately $1.2 million and $5.9 million, respectively. Under the hypothetical liquidation at book value approach, the decrease in the Company’s claim on the change in net assets of TV One resulting from additional equity contributed to TV One by investors, resulted in an insignificant decrease to additional paid-in capital of the Company in accordance with SEC Staff Accounting Bulletin No. 51, “Accounting for Sales of Stock by a Subsidiary.”

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
     The Company is accounting for these services transactions in accordance with Emerging Issues Task Force, Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.” As these services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, this has been determined to be the value of underlying advertising time that is being provided to TV One. For the network services agreement, this has been determined to be the initial value of the equity received in TV One. As a result, the Company is re-measuring the fair value of the equity received to complete its obligations under the network services agreement in each subsequent reporting period as the services are provided. The Company recognized $399,000 and $419,000 of revenue relating to these two agreements for the three months ended September 30, 2005 and 2004, respectively. The Company recognized approximately $1.7 million and $2.1 million of revenue relating to these two agreements for the nine months ended September 30, 2005 and 2004, respectively.
5. LONG-TERM DEBT:
     Long-term debt consists of the following:

	September 30,	December 31,
	2005	2004
	(In thousands)
8 7/8% senior subordinated notes	$300,000	$300,000
6 3/8% senior subordinated notes	200,000	—
Bank credit facilities	452,500	320,000
Capital lease obligations	22	28

Total long-term debt	952,522	620,028
Less: current portion	(8)	(70,008)

Long term debt, net of current portion	$952,514	$550,020

   Senior Subordinated Notes
     In February 2005, the Company completed the private placement of $200.0 million 6 3/8% senior subordinated notes due 2013 realizing net proceeds of approximately $195.5 million. The Company recorded approximately $4.5 million in deferred offering costs, which are being amortized to interest expense over the life of the notes using the effective interest rate method. In October 2005, the 6 3/8% senior subordinated notes were exchanged for an equal amount of notes registered under the Securities Act of 1933, as amended (“the Securities Act”).
     In May 2001, the Company completed the private placement of $300.0 million 8 7/8% senior subordinated notes due 2011 realizing net proceeds of approximately $291.8 million. The Company recorded approximately $8.2 million in deferred offering costs, which are being amortized to interest expense over the life of the notes using the effective interest rate method. In November 2001, the 8 7/8% senior subordinated notes were exchanged for an equal amount of notes registered under the Securities Act.
   Bank Credit Facilities
     In June 2005, the Company entered into a new credit agreement (the “Credit Agreement”) with a syndicate of banks. The term of the Credit Agreement is seven years and the total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the bank credit facilities are subject to compliance with provisions of the Credit Agreement, including but not limited to financial covenants. The Company may use proceeds from the bank credit facilities for working capital, capital expenditures made in the ordinary course of business and other lawful corporate purposes, for its common stock repurchase program, and for direct and indirect investments permitted under the Credit Agreement. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining a ratio of consolidated adjusted EBITDA to consolidated interest expense of no less than 2.50 to 1.00, (b) maintaining a ratio of consolidated debt for borrowed money to consolidated adjusted EBITDA of no greater than 6.50 to 1.00 from June 13, 2005 to September 30, 2006, and no greater than 6.00 to 1.00 beginning October 1, 2006 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million under the Credit Agreement to retire all outstanding obligations under its previous credit agreement, dated as of July 17, 2000. The previous credit agreement provided for borrowings of up to $600.0 million, and consisted of a $350.0 million term facility and a $250.0 million revolving facility.

     The Credit Agreement and the indentures governing the Company’s senior subordinated notes contain covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase capital stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.
     Future minimum principal payments of long-term debt as of September 30, 2005 are as follows:

	Senior
	Subordinated	Bank Credit	Capital
	Notes	Facilities	Leases
		(In thousands)
October — December, 2005	$—	$—	$1
2006	—	—	7
2007	—	7,500	7
2008	—	37,500	7
2009	—	67,500	—
2010 and thereafter	500,000	340,000	—

Total long-term debt	$500,000	$452,500	$22

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
     For the three months ended September 30, 2005, 125,199 shares of Class A and 1,773,371 shares of Class D common stock were repurchased at an average price of $13.96 and $13.85, respectively. For the nine months ended September 30, 2005, 262,299 shares of Class A and 2,762,171 shares of Class D common stock were repurchased at an average price of $13.54 and $13.59, respectively.
     In February 2005, the Company redeemed all of its outstanding 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) in an amount of $309.8 million. This redemption was financed with the net proceeds of the sale of the Company’s 6 3/8% senior subordinated notes due 2013, borrowings under its revolving credit facility and available excess cash.
7. INCOME TAXES:
      On June 30, 2005, the state of Ohio enacted a law that will phase-out the Corporation Income and Franchise Tax and phase-in a Commercial Activity Tax. Unlike the Corporation Income and Franchise Tax, the Commercial Activity Tax is levied based on gross receipts and is not considered an income tax for purposes of generally accepted accounting principles. The Company has determined the reversal of certain Ohio deferred tax liabilities previously recorded, based on the old tax law, is unlikely. Therefore, the Company reduced its deferred tax liability and recorded an income tax benefit of approximately $3.9 million for the nine months ended September 30, 2005.
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

     The CEO made an interest payment on his loan in the amount of $2.0 million in December 2004. The CEO made a further repayment of approximately $17.8 million on his loan in February 2005 and repaid the remaining balance of the loan in an amount of approximately $6.0 million in March 2005. The repayment of approximately $17.8 million was effected using 1,125,000 shares of the Company’s Class D common stock owned by the CEO.
     In September 2005, the CAO repaid her loan in full. The repayment of approximately $2.5 million was effected using 174,754 shares of the Company’s Class D common stock owned by the CAO.
     Also in September 2005, the CFO repaid a portion of his loan. The partial repayment of approximately $7.5 million was effected using 300,000 shares of the Company’s Class A common stock and 230,000 shares of the Company’s Class D common stock owned by the CFO. As of September 30, 2005, the remaining balance on the CFO’s loan was approximately $1.5 million.
     All shares transferred to the Company in satisfaction of these loans have been retired. As of September 30, 2005, the accrued interest on the loans to the CFO and CAO was $6,000 and $0, respectively.
     The Company also had loans outstanding to the Company’s CEO, CFO and Chief Operating Officer (“COO”) in the amounts of $380,000, $88,000 and $262,000, respectively. The loans are due on demand and bear interest at 5.6%. The CEO repaid in full, and in cash, the balance of his loan in the amount of $549,000 in March 2005. As of September 30, 2005, the accrued interest on the loans to the CFO and COO was $36,000 and $115,000, respectively.
     In February 2002, the Company’s CFO exercised a contractual right to receive a non-interest-bearing loan in the amount of $750,000. The loan was paid in full in January 2005. The repayment was effected using a combination of cash and 20,000 shares of the Company’s Class D common stock owned by the CFO. All shares transferred to the Company in satisfaction of this loan have been retired.
     In October 2004, the Company acquired the outstanding stock of NMBC, which owned WAMJ-FM, a radio station licensed to the Atlanta metropolitan area. The total acquisition price was approximately $35.0 million in cash, of which approximately $10.0 million was paid in available cash and $25.0 million was paid through borrowings under the Company’s bank credit facility. Prior to the acquisition, Mableton Investment Group, LLC (“MIG”) was NMBC’s majority shareholder. Alfred C. Liggins, III, the Company’s CEO, was the sole member and manager of MIG. Until February 2003, Syndicated Communications Venture Partners II, LP was also a member of MIG. Terry L. Jones, a general partner of Syndicated Communications Venture Partners II, LP is a member of the Company’s board of directors. The terms of the NMBC acquisition were approved by an independent committee of the Company’s board of directors and a fairness opinion was obtained from an independent third party. Prior to acquiring NMBC, the Company programmed and provided marketing services to WAMJ-FM through an LMA with MIG. There were no fees paid under the LMA for the three months ended September 30, 2005 and September 30, 2004. Total fees paid under the LMA were $0 and $154,000 for the nine months ended September 30, 2005 and September 30, 2004, respectively.
     The Company leased office space from a partnership in which the Company’s CEO and Chairperson are partners. Effective June 28, 2004, the partnership sold the property to a third party. On that date, the Company entered into a new lease agreement with the third party that expired in January 2005, after which the Company relocated to a new facility. Total rent paid to the partnership was $0 during the three months ended September 30, 2004. Total rent paid to the partnership was $119,000 during the nine months ended September 30, 2004.
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

   TV One Cable Network
     Pursuant to a limited liability company agreement dated July 18, 2003, the Company and certain other investors formed TV One for the purpose of developing and distributing a new television programming service. The Company has committed to make a cumulative cash investment of $74.0 million in TV One over approximately four years. As of September 30, 2005, the Company has already funded $37.0 million under this agreement.
   Royalty Agreements
     The Company has entered into fixed fee and variable share agreements with music performance rights organizations that expire as late as 2009. During the three months ended September 30, 2005 and 2004, the Company incurred expenses of approximately $2.8 million and $2.3 million, respectively, in connection with these agreements. During the nine months ended September 30, 2005 and 2004, the Company incurred expenses of approximately $8.2 million and $7.2 million, respectively, in connection with these agreements.
   Other Contingencies
     The Company has been named as a defendant in several legal actions occurring in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.
10. CONTRACT TERMINATION:
     During the three months ended September 2005, the Company terminated its national sales representation agreements with Interep National Radio Sales, Inc. (“Interep”), and entered into new agreements with Katz Communications, Inc. (“Katz”), whereby Katz became the Company’s sole national sales representative. Interep had previously acted as a national sales representative for approximately half of the Company’s national advertising business, while Katz represented the remaining half. Katz paid the Company $3.4 million as an inducement to enter into the new agreements. Katz also agreed to pay Interep approximately $5.3 million to satisfy the Company’s termination obligations stemming from the previous sales representation agreements with Interep. Accordingly, the Company recorded the termination obligation of approximately $5.3 million as a one-time charge in selling, general and administrative expenses on the accompanying statements of operations for the three months ended September 30, 2005. Both the $3.4 million inducement and the approximately $5.3 million termination amount will be amortized over the four-year life of the new Katz agreements as a reduction to selling, general and administrative expense. The deferred amounts related to the new agreements are reflected in both current and long-term obligations in the accompanying consolidated balance sheets.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING FINANCIAL STATEMENTS
     The Company conducts a portion of its business through its subsidiaries. Radio One, Inc. and its restricted subsidiaries (“Subsidiary Guarantors”) have fully and unconditionally guaranteed the Company’s 8 7/8 % senior subordinated notes due 2011 and 6 3/8 % senior subordinated notes due 2013.
     Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of September 30, 2005 and 2004, and for the three- and nine-month periods then ended. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
		(Unaudited)
		(In thousands)
NET BROADCAST REVENUE	$48,611	$52,781	$—	$101,392

OPERATING EXPENSES:
Program and technical	7,516	9,641	—	17,157
Selling, general and administrative	18,903	18,055	—	36,958
Corporate expenses	—	5,672	—	5,672
Non-cash compensation	8	475	—	483
Depreciation and amortization	1,960	1,154	—	3,114

Total operating expenses	28,387	34,997	—	63,384

Operating income	20,224	17,784	—	38,008
INTEREST INCOME	—	162	—	162
INTEREST EXPENSE	9	16,422	—	16,431
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	442	—	442

Income before provision for income taxes and minority interest in income of subsidiary	20,215	1,082	—	21,297
PROVISION FOR INCOME TAXES	—	8,742	—	8,742
MINORITY INTEREST IN INCOME OF SUBSIDIARY	—	1,089	—	1,089

Net income (loss) before equity in income of subsidiaries	20,215	(8,749)	—	11,466
EQUITY IN INCOME OF SUBSIDIARIES	—	20,215	(20,215)	—

Net income	$20,215	$11,466	$(20,215)	$11,466

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
		(Unaudited)
		(In thousands)
NET BROADCAST REVENUE	$42,955	$41,411	$—	$84,366

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization shown below	6,800	6,472	—	13,272
Selling, general and administrative	13,176	10,812	—	23,988
Corporate expenses	—	4,138	—	4,138
Depreciation and amortization	3,679	689	—	4,368

Total operating expenses	23,655	22,111	—	45,766

Operating income	19,300	19,300	—	38,600
INTEREST INCOME	—	630	—	630
INTEREST EXPENSE	54	9,695	—	9,749
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	2,144	—	2,144
OTHER INCOME (EXPENSE), net	(126)	3	—	(123)

Income before provision for income taxes	19,120	8,094	—	27,214
PROVISION FOR INCOME TAXES	—	10,446	—	10,446

Net income (loss) before equity in income of subsidiaries	19,120	(2,352)	—	16,768
EQUITY IN INCOME OF SUBSIDIARIES	—	19,120	(19,120)	—

Net income	$19,120	$16,768	$(19,120)	$16,768

PREFERRED STOCK DIVIDEND		5,035		5,035

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$11,733		$11,733

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
		(Unaudited)
		(In thousands)
NET BROADCAST REVENUE	$137,921	$142,005	$—	$279,926

OPERATING EXPENSES:
Program and technical	22,236	28,370	—	50,606
Selling, general and administrative	47,588	41,695	—	89,283
Corporate expenses	—	16,140	—	16,140
Non cash compensation	8	1,331	—	1,339
Depreciation and amortization	5,842	3,889	—	9,731

Total operating expenses	75,674	91,425	—	167,099

Operating income	62,247	50,580	—	112,827
INTEREST INCOME	—	906	—	906
INTEREST EXPENSE	10	46,090	—	46,100
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	1,205	—	1,205
OTHER INCOME, net	32	91	—	123

Income before provision for income taxes and minority interest in income of subsidiary	62,269	4,282	—	66,551
PROVISION FOR INCOME TAXES	—	23,839	—	23,839
MINORITY INTEREST IN INCOME OF SUBSIDIARY	—	1,714	—	1,714

Net income (loss) before equity in income of subsidiaries	62,269	(21,271)	—	40,998
EQUITY IN INCOME OF SUBSIDIARIES	—	62,269	(62,269)	—

Net income	$62,269	$40,998	$(62,269)	$40,998

PREFERRED STOCK DIVIDEND		2,761		2,761

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$38,237		$38,237

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
		(Unaudited)
		(In thousands)
NET BROADCAST REVENUE	$120,947	$119,291	$—	$240,238

OPERATING EXPENSES:
Program and technical, exclusive of depreciation and amortization shown below	20,559	20,446	—	41,005
Selling, general and administrative	39,331	31,360	—	70,691
Corporate expenses	—	12,016	—	12,016
Depreciation and amortization	9,634	3,725	—	13,359

Total operating expenses	69,524	67,547	—	137,071

Operating income	51,423	51,744	—	103,167
INTEREST INCOME	12	1,925	—	1,937
INTEREST EXPENSE	118	29,354	—	29,472
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	5,942	—	5,942
OTHER INCOME (EXPENSE), net	(64)	85	—	21

Income before provision for income taxes	51,253	18,458	—	69,711
PROVISION FOR INCOME TAXES	—	26,693	—	26,693

Net income (loss) before equity in income of subsidiaries	51,253	(8,235)	—	43,018
EQUITY IN INCOME OF SUBSIDIARIES	—	51,253	(51,253)	—

Net income	$51,253	$43,018	$(51,253)	$43,018

PREFERRED STOCK DIVIDEND		15,105		15,105

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS		$27,913		$27,913

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2005

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
		(Unaudited)
		(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$451	$24,176	$—	$24,627
Short-term investments	—	—	—	—
Trade accounts receivable, net of allowance for doubtful accounts	34,658	34,652	—	69,310
Prepaid expenses and other current assets	1,295	5,070	—	6,365
Income tax receivable	—	3,650	—	3,650
Deferred tax asset	2,282	1,522	—	3,804

Total current assets	38,686	69,070	—	107,756
PROPERTY AND EQUIPMENT, net	30,047	19,824	—	49,871
INTANGIBLE ASSETS, net	1,936,232	69,424	—	2,005,656
INVESTMENT IN SUBSIDIARIES	—	1,960,694	(1,960,694)	—
INVESTMENT IN AFFILIATED COMPANY	—	37,629	—	37,629
OTHER ASSETS	673	5,779	—	6,452

Total assets	$2,005,638	$2,162,420	$(1,960,694)	$2,207,364

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,799	$3,109	$—	$4,908
Accrued expenses	5,740	31,542	—	37,282
Other current liabilities	497	6,023	—	6,520
Current portion of long-term debt	8	—	—	8

Total current liabilities	8,044	40,674	—	48,718
LONG-TERM DEBT, net of current portion	14	952,500	—	952,514
DEFERRED REVENUE, net of current portion	—	250	—	250
OTHER LONG-TERM LIABILITIES	—	6,747	—	6,747
DEFERRED INCOME TAX LIABILITY	36,886	110,970	—	147,856

Total liabilities	44,944	1,111,141	—	1,156,085

MINORITY INTEREST IN SUBSIDIARY	—	2,637	—	2,637
STOCKHOLDERS’ EQUITY:
Common stock	—	106	—	106
Accumulated other comprehensive income	—	520	—	520
Stock subscriptions receivable	—	(1,548)	—	(1,548)
Treasury stock	—	(41,222)	—	(41,222)
Additional paid-in capital	1,220,655	1,105,611	(1,220,655)	1,105,611
Accumulated deficit	740,039	(14,825)	(740,039)	(14,825)

Total stockholders’ equity	1,960,964	1,048,642	(1,960,694)	1,048,642

Total liabilities and stockholders’ equity	$2,005,638	$2,162,420	$(1,960,694)	$2,207,364

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,269	$40,998	$(62,269)	$40,998
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	5,842	3,889	—	9,731
Amortization of debt financing costs, unamortized discount and deferred interest	—	3,660	—	3,660
Deferred income taxes	13,151	9,525	—	22,676
Minority interest in income of subsidiary	—	1,714	—	1,714
Equity in net losses of affiliated company	—	1,205	—	1,205
Non-cash compensation	8	1,444	—	1,452
Contract termination costs, net of amortization	2,544	2,618	—	5,162
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	4,885	(11,934)	—	(7,049)
Due to corporate/from subsidiaries	(81,663)	81,663	—	—
Prepaid expenses and other	275	(1,188)	—	(913)
Other assets	(134)	294	—	160
Accounts payable	525	(4,557)	—	(4,032)
Accrued expenses and other	108	(7,504)	—	(7,396)
Other liabilities	—	(67)	—	(67)

Net cash flows from operating activities	7,810	121,760	(62,269)	67,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,551)	(5,147)	—	(12,698)
Equity investments	—	(125)	—	(125)
Acquisition of 51% of common stock in Reach Media, Inc., net of cash acquired	—	(21,320)	—	(21,320)
Change in short-term investments	—	10,000	—	10,000
Investment in subsidiaries	—	(62,269)	62,269	—
Purchase of other intangible assets	—	(874)	—	(874)

Net cash flows used in investing activities	(7,551)	(79,735)	62,269	(25,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(455,006)	—	(455,006)
Proceeds from credit facility	—	587,500	—	587,500
Proceeds from debt issuances, net of offering costs	—	195,177	—	195,177
Redemption of convertible preferred stock	—	(309,820)	—	(309,820)
Proceeds from stock subscriptions due	—	5,962	—	5,962
Payment of bank financing costs	—	(4,172)	—	(4,172)
Payment of preferred stock dividends	—	(6,966)	—	(6,966)
Proceeds from exercise of stock options	—	963	—	963
Repurchase of common stock	—	(41,222)	—	(41,222)
Change in interest due on stock subscription receivable	—	(464)	—	(464)

Net cash flows used in financing activities	—	(28,048)	—	(28,048)

INCREASE IN CASH AND CASH EQUIVALENTS	259	13,977	—	14,236
CASH AND CASH EQUIVALENTS, beginning of period	192	10,199	—	10,391

CASH AND CASH EQUIVALENTS, end of period	$451	$24,176	$—	$24,627

The accompanying notes are an integral part of this consolidating statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)
		(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$51,253	$43,018	$(51,253)	$43,018
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	9,634	3,725	—	13,359
Amortization of debt financing costs, unamortized discount and deferred interest	—	1,272	—	1,272
Deferred income taxes	—	26,265	—	26,265
Equity in net loss of affiliated company	—	5,942	—	5,942
Non-cash compensation	—	2,062	—	2,062
Effect of change in operating assets and liabilities:
Trade accounts receivable, net	(1,086)	1,414	—	328
Due to Corporate/from subsidiaries	51,663	(51,663)	—	—
Prepaid expenses and other	(281)	(1,221)	—	(1,502)
Other assets	185	(369)	—	(184)
Accounts payable	337	163	—	500
Accrued expenses and other	(261)	(8,094)	—	(8,355)

Net cash flows from operating activities	111,444	22,514	(51,253)	82,705

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(1,133)	$(6,321)	$—	$(7,454)
Equity investments	(3,500)	317	—	(3,183)
Purchase of short-term investments	—	15,700	—	15,700
Investment in Subsidiaries	—	(51,253)	51,253	—
Deposits and payments for station purchases	(106,658)	(2,255)	—	(108,913)

Net cash flows used in investing activities	(111,291)	(43,812)	51,253	(103,850)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(39,381)	—	(39,381)
Proceeds from credit facility	—	50,000	—	50,000
Proceeds from exercise of stock options	—	1,603	—	1,603
Interest on stock subscription receivable	—	(1,282)	—	(1,282)
Payment of preferred stock dividends	—	(15,105)	—	(15,105)

Net cash flows used in financing activities	—	(4,165)	—	(4,165)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	153	(25,463)	—	(25,310)
CASH AND CASH EQUIVALENTS, beginning of period	414	37,596	—	38,010

CASH AND CASH EQUIVALENTS, end of period	$567	$12,133	$—	$12,700

The accompanying notes are an integral part of this consolidating statement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K/A for the year ended December 31, 2004.
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
     During the three months ended September 30, 2005, approximately 67% of our net revenue was generated from local advertising and approximately 32% was generated from national spot advertising, including network advertising. In comparison, approximately 71% of our net revenue was generated from local advertising and approximately 26% was generated from national spot advertising, including network advertising, during the three months ended September 30, 2004. During the nine months ended September 30, 2005, approximately 67% of our net revenue was generated from local advertising and approximately 31% was generated from national spot advertising, including network advertising. In comparison, approximately 71% of our net revenue was generated from local advertising and approximately 27% was generated from national spot advertising, including network advertising, during the nine months ended September 30, 2004. The balance of revenue was generated primarily from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.
     In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we monitor and limit the use of trade agreements.
  Expenses
     Our significant broadcast expenses are (i) employee salaries and commissions, (ii) programming expenses, (iii) advertising and promotion expenses, (iv) rental of premises for office facilities and studios, (v) rental of transmission tower space and (vi) music license royalty fees. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources, management information systems, and the overall programming management function. We also use our multiple stations, market presence and purchasing power to negotiate favorable rates with certain vendors and national representative selling agencies.
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

Summary of Performance
     The table below provides a summary of our performance based on the metrics described above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Net Broadcast Revenue	$101,392	$84,366	$279,926	$240,238
Station Operating Income (1)	$47,336	$47,247	$140,151	$129,396
Station Operating Income Margin	47%	56%	50%	54%
EBITDA (2)	$39,591	$40,701	$119,762	$110,605
Net Income	$11,466	$16,768	$40,998	$43,018

(1)	The reconciliation of net income to station operating income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Net income as reported	$11,466	$16,768	$40,998	$43,018
Add back non-station operating income items included in net income:
Interest income	(162)	(630)	(906)	(1,937)
Interest expense	16,431	9,749	46,100	29,472
Corporate expenses, excluding non-cash compensation	5,673	3,734	16,140	10,808
Non-cash compensation	541	545	1,453	2,062
Equity in net loss of affiliated company	442	2,144	1,205	5,942
Other (income) expense, net	—	123	(123)	(21)
Provision for income taxes	8,742	10,446	23,839	26,693
Depreciation and amortization	3,114	4,368	9,731	13,359
Minority interest in income of subsidiary	1,089	—	1,714	—
Station operating income	$47,336	$47,247	$140,151	$129,396

(2)	The reconciliation of net income to EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands)
Net income as reported	$11,466	$16,768	$40,998	$43,018
Add back non-EBITDA items included in net income:
Interest income	(162)	(630)	(906)	(1,937)
Interest expense	16,431	9,749	46,100	29,472
Provision for income taxes	8,742	10,446	23,839	26,693
Depreciation and amortization	3,114	4,368	9,731	13,359
EBITDA	$39,591	$40,701	$119,762	$110,605

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS
     The following table summarizes our historical consolidated results of operations:
Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 (In thousands)

	Three Months Ended
	September 30,
	2005	2004	Increase/(Decrease)
Statements of Operations:
Net broadcast revenue	$101,392	$84,366	$17,026	20.2%
Operating expenses:
Programming and technical, excluding non-cash compensation	17,105	13,131	3,974	30.3
Selling, general and administrative, excluding non-cash compensation	36,951	23,988	12,963	54.0
Corporate expenses, excluding non-cash compensation	5,673	3,734	1,939	51.9
Non-cash compensation	541	545	(4)	(0.7)
Depreciation and amortization	3,114	4,368	(1,254)	(28.7)

Total operating expenses	63,384	45,766	17,618	38.5

Operating income	38,008	38,600	(592)	(1.5)
Interest income	162	630	(468)	(74.3)
Interest expense	16,431	9,749	6,682	68.5
Other income, net	—	(123)	123	(100.0)
Equity in net loss of affiliated company	442	2,144	(1,702)	(79.4)

Income before provision for income taxes and minority interest in income of subsidiary	21,297	27,214	(5,917)	(21.8)
Income tax provision	8,742	10,446	(1,704)	(16.3)
Minority interest in income of subsidiary	1,089	—	1,089	—

Net income	$11,466	$16,768	$(5,302)	(31.6)
Preferred stock dividend	—	5,035	(5,035)	(100.0)

Net income applicable to common stockholders	$11,466	$11,733	$(267)	(2.3)%

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004
Net broadcast revenue

Three Months Ended
September 30,
2005	2004	Increase/(Decrease)
$101,392	$84,366	$17,026	20.2%
     During the three months ended September 30, 2005, we recognized approximately $101.4 million in net broadcast revenue compared to approximately $84.4 million during the three months ended September 30, 2004. These amounts are net of agency and sales representative commissions, which were approximately $13.1 million during the three months ended September 30, 2005, compared to approximately $11.6 million for the same period in 2004. The increase in net broadcast revenue was due primarily to our consolidation of the 2005 third quarter operating results of Reach Media, increased pricing for advertising on our stations that resulted from improvement in the general economy, increased listenership and ratings, and revenue from three new stations launched in late 2004. The revenue growth in most of our markets, including, Atlanta, Charlotte, Cleveland, Dallas, Houston, and Minneapolis, was partially offset by revenue declines in Los Angeles due to soft ratings, and Baltimore due to general market conditions. Excluding the 2005 third quarter operating results of Reach Media, our net broadcast revenue increased 6.4% for the three months ended September 30, 2005, compared to the same period in 2004.

Operating expenses
     Programming and technical, excluding non-cash compensation

Three Months Ended
September 30,
2005	2004	Increase/(Decrease)
$17,105	$13,131	$3,974	30.3%
     Programming and technical expenses, excluding non-cash compensation, include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming on our radio stations. Programming and technical expenses, excluding non-cash compensation, also include expenses associated with our research activities and music royalties. The increase in programming and technical expenses, excluding non-cash compensation during the three months ended September 30, 2005, resulted primarily from our consolidation of the 2005 third quarter operating results of Reach Media, and to a lesser extent, an increase in programming expenses relating to our on-air talent, music royalties, tower rentals, incremental costs relating to expanding our presence on the Internet and three new stations launched in late 2004. Excluding the 2005 third quarter operating results of Reach Media, programming and technical expenses, excluding non-cash compensation increased 2.7% for the three months ended September 30, 2005, compared to the same period in 2004.
     Selling, general and administrative, excluding non-cash compensation

Three Months Ended
September 30,
2005	2004	Increase/(Decrease)
$36,951	$23,988	$12,963	54.0%
     Selling, general and administrative expenses, excluding non-cash compensation, include expenses associated with our sales departments, offices, facilities and headcount (outside of our corporate headquarters), marketing expenses, back office expenses, and the advertising traffic (scheduling and insertion) functions. The increase in selling, general and administrative expenses, excluding non-cash compensation, during the three months ended September 30, 2005, resulted primarily from a one-time charge of approximately $5.3 million associated with terminating our national sales representation agreements with Interep National Radio Sales, Inc. (“Interep”), and our consolidation of the 2005 third quarter operating results of Reach Media. The increase also resulted from higher compensation (mainly commissions, bonuses, and national representation fees) and other selling expenses driven by increased revenue, promotional activity, higher event costs, and sales expenses associated with three new stations launched in late 2004. Excluding both the 2005 third quarter operating results of Reach Media, and a one-time charge associated with terminating the Interep national sales representation agreements, selling, general and administrative expenses, excluding non-cash compensation, increased 19.9% for the three months ended September 30, 2005, compared to the same period in 2004.
     Corporate expenses, excluding non-cash compensation

Three Months Ended
September 30,
2005	2004	Increase/(Decrease)
$5,673	$3,734	$1,939	51.9%
     Corporate expenses, excluding non-cash compensation consist of expenses associated with maintaining Radio One’s and Reach Media’s corporate headquarters and facilities, including headcount. The increase in corporate expenses, excluding non-cash compensation during the three months ended September 30, 2005, resulted primarily from our consolidation of the 2005 third quarter operating results of Reach Media, increased compensation, increased contract labor and additional professional fees. Excluding the 2005 third quarter operating results of Reach Media, corporate expenses, excluding non-cash compensation increased 16.5% for the three months ended September 30, 2005, compared to the same period in 2004.
     Depreciation and amortization

Three Months Ended
September 30,
2005	2004	Increase/(Decrease)
$3,114	$4,368	$(1,254)	(28.7)%

     The decrease in depreciation and amortization expense for the three months ended September 30, 2005 was due primarily to the completion of amortization of some of our trade names in late 2004, partially offset by depreciation for our additional capital expenditures made since the third quarter of 2004. Excluding the 2005 third quarter operating results of Reach Media, depreciation and amortization expense decreased 29.6% for the three months ended September 30, 2005, compared to the same period in 2004.
     Interest income

Three Months Ended
September 30,
2005	2004	Increase/(Decrease)
$162	$630	$(468)	(74.3)%
     The decrease in interest income for the three months ended September 30, 2005 resulted primarily from lower average balances of cash, cash equivalents and short-term investments, and the pay-off of certain officer loans during the three months ended September 30, 2005.
     Interest expense

Three Months Ended
September 30,
2005	2004	Increase/(Decrease)
$16,431	$9,749	$6,682	68.5%
     The increase in interest expense during the three months ended September 30, 2005 resulted from additional interest obligations associated with additional borrowings to partially fund the February 2005 redemption of our 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) in an amount of $309.8 million. Additional interest obligations were also incurred from borrowings to partially fund the February 2005 acquisition of 51% of the common stock of Reach Media. Also, in June 2005, we entered into an $800.0 million credit agreement and simultaneously borrowed $437.5 million to retire our previous bank credit facilities.
Equity in net loss of affiliated company

Three Months Ended
September 30,
2005	2004	Increase/(Decrease)
$442	$2,144	$(1,702)	(79.4)%
     In July 2003, we entered into a joint venture agreement with an affiliate of Comcast Corporation and certain other investors to form TV One for the purpose of distributing a new cable television programming service. In December 2004, we modified our methodology for estimating our equity in the net loss of TV One. As a result of this modification, we recognized a net loss of $442,000 for the three months ended September 30, 2005, compared to a net loss of approximately $2.1 million in for the three months ended September 30, 2004.

   Provision for income taxes

Three Months Ended
September 30,
2005	2004	Increase/(Decrease)
$8,742	$10,446	$(1,704)	(16.3)%
     The decrease in the provision for income taxes for the three months ended September 30, 2005 was primarily due to a decrease in year-to-date pretax income for 2005 compared to 2004. The decrease is partially offset by our consolidation of the 2005 third quarter operating results of Reach Media, an increase in the reserve for contingencies and an increase in our effective rate due to permanent differences between income subject to income tax for book versus tax purposes. Excluding the increase in the reserve for contingencies, our effective tax rate as of September 30, 2005 was 40.6%, compared to 38.6% as of September 30, 2004. The effective tax rate as of September 30, 2005 does not reflect the impact of SFAS No. 123(R), given we have not yet adopted this pronouncement. Excluding the 2005 third quarter operating results of Reach Media, our effective tax rate as of September 30, 2005 was 40.9%, compared to 38.6% as of September 30, 2004.
     Minority interest in income of subsidiary

Three Months Ended
September 30,
2005	2004	Increase/(Decrease)
$1,089	$ —	$ 1,089	—%
     The minority interest in income of subsidiary of approximately $1.1 million for the three months ended September 30, 2005 reflects the 49% minority stockholders’ interest in Reach Media’s net income for the third quarter of 2005. We acquired 51% of the common stock of Reach Media in February 2005.
Net income

Three Months Ended
September 30,
2005	2004	Increase/(Decrease)
$11,466	$16,768	$(5,302)	(31.6)%
     As described above, the decrease in net income for the three months ended September 30, 2005 is primarily due to $592,000 in decreased operating income, a decrease in the equity in net loss of affiliated company of approximately $1.7 million, a decrease in the provision for income taxes of approximately $1.7 million, all of which are offset by an increase in net interest expense of approximately $7.2 million, and an increase in minority interest in income of subsidiary of approximately $1.1 million.
     Net income applicable to common stockholders

Three Months Ended
September 30,
2005	2004	Increase/(Decrease)
$11,466	$11,733	$ (267)	(2.3)%
     Net income applicable to common stockholders is defined as, net income less dividends on our outstanding HIGH TIDES. The decrease in net income applicable to common stockholders during the three months ended September 30, 2005 was attributable to an decrease in net income of approximately $5.3 million and the elimination of preferred stock dividends of approximately $5.0 million during the three months ended September 30, 2005. In February 2005, we redeemed our outstanding HIGH TIDES in an amount of $309.8 million using proceeds from our sale of $200.0 million 6⅜% senior subordinated notes, borrowings of $110.0 million under our revolving bank credit facility, and available excess cash.

     Other Data
     Station operating income. Station operating income was flat at approximately $47.3 million for the three months ended September 30, 2005, compared to approximately $47.2 million for the three months ended September 30, 2004. Increases to station operating income from consolidating the 2005 third quarter operating results of Reach Media and increased net broadcast revenue in Radio One markets, were more than offset by higher operating expenses, which include a one-time charge for the termination of the Interep national sales representation agreements. A reconciliation of net income to station operating income is provided on page 26.
     Station operating income margin. Our station operating income margin was 47% for the three months ended September 30, 2005, compared to 56% for the three months ended September 30, 2004. Our station operating income was approximately $47.3 million and approximately $47.2 million for the three months ended September 30, 2005 and 2004, respectively, while our net broadcast revenue was approximately $101.4 million and $84.4 million for the three months ended September 30, 2005 and 2004, respectively.
     EBITDA. EBITDA was approximately $39.6 million for the three months ended September 30, 2005, compared to approximately $40.7 million for the three months ended September 30, 2004, a decrease of approximately $1.1 million or 2.7%. A reconciliation of net income to EBITDA is provided on page 26.
     Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004 (In thousands)

	Nine Months Ended
	September 30,
	2005	2004	Increase/(Decrease)
Statements of Operations:
Net broadcast revenue	$279,926	$240,238	$39,688	16.5%
Operating expenses:
Programming and technical, excluding non-cash compensation	50,501	40,151	10,350	25.8
Selling, general and administrative, excluding non-cash compensation	89,274	70,691	18,583	26.3
Corporate expenses, excluding non-cash compensation	16,140	10,808	5,332	49.3
Non-cash compensation	1,453	2,062	(609)	(29.5)
Depreciation and amortization	9,731	13,359	(3,628)	(27.2)

Total operating expenses	167,099	137,071	30,028	21.9

Operating income	112,827	103,167	9,660	9.4
Interest income	906	1,937	(1,031)	(53.2)
Interest expense	46,100	29,472	16,628	56.4
Other income, net	123	21	102	485.7
Equity in net loss of affiliated company	1,205	5,942	(4,737)	(79.7)

Income before provision for income taxes and minority interest in income of subsidiary	66,551	69,711	(3,160)	(4.5)
Income tax provision	23,839	26,693	(2,854)	(10.7)
Minority interest in income of subsidiary	1,714	—	1,714	—

Net income	$40,998	$43,018	$(2,020)	(4.7)
Preferred stock dividend	2,761	15,105	(12,344)	(81.7)

Net income applicable to common stockholders	$38,237	$27,913	$10,324	37.0%

     Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004
     Net broadcast revenue

Nine Months Ended
September 30,
2005	2004	Increase/(Decrease)
$279,926	$240,238	$39,688	16.5%
     During the nine months ended September 30, 2005, we recognized approximately $280.0 million in net broadcast revenue compared to approximately $240.2 million during the nine months ended September 30, 2004. These amounts are net of agency and sales representative commissions, which were approximately $36.2 million during the nine months ended September 30, 2005, compared to approximately $32.9 million for the same period in 2004. The increase in net broadcast revenue was due primarily to our consolidation of the March through September 2005 operating results of Reach Media, increased pricing for advertising on our stations that resulted from improvement in the general economy, increased listenership and ratings, and revenue from three new stations launched in late 2004. The revenue growth in most of our markets, including, Atlanta, Charlotte, Cleveland, Dallas, Houston, Indianapolis, and Raleigh, was partially offset by revenue declines in some of our other markets, including Philadelphia due to a format change, Los Angeles due to soft ratings and Baltimore due to general market conditions. Excluding the March through September 2005 operating results of Reach Media, our net broadcast revenue increased 6.8% for the nine months ended September 30, 2005, compared to the same period in 2004.

  Operating expenses
     Programming and technical, excluding non-cash compensation

Nine Months Ended
September 30,
2005	2004	Increase/(Decrease)
$50,501	$40,151	$10,350	25.8%
     Programming and technical expenses, excluding non-cash compensation, include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming on our radio stations. Programming and technical expenses, excluding non-cash compensation also include expenses associated with our research activities and music royalties. The increase in programming and technical expenses, excluding non-cash compensation during the nine months ended September 30, 2005, resulted primarily from our consolidation of the March through September 2005 operating results of Reach Media, and to a lesser extent, an increase in programming expenses relating to our on-air talent, music royalties, tower rentals, incremental costs relating to expanding our presence on the Internet and three new stations launched in late 2004. Excluding the March through September 2005 operating results of Reach Media, programming and technical expenses, excluding non-cash compensation, increased 3.8% for the nine months ended September 30, 2005, compared to the same period in 2004.
     Selling, general and administrative, excluding non-cash compensation

Nine Months Ended
September 30,
2005	2004	Increase/(Decrease)
$89,274	$70,691	$18,583	26.3%
     Selling, general and administrative expenses, excluding non-cash compensation, include expenses associated with our sales departments, offices, facilities and headcount (outside of our corporate headquarters), marketing expenses, back office expenses, and the advertising traffic (scheduling and insertion) functions. The increase in selling, general and administrative expenses, excluding non-cash compensation, during the nine months ended September 30, 2005, resulted primarily from a one-time charge of approximately $5.3 million associated with terminating our national sales representation agreements with Interep, and our consolidation of the March through September 2005 operating results of Reach Media. The increase also resulted from higher compensation (mainly commissions, bonuses, and national representation fees) and other selling expenses driven by increased revenue, promotional activity, higher event costs, and sales expenses associated with three new stations launched in late 2004. Excluding both the March through September 2005 operating results of Reach Media, and a one-time charge associated with terminating the Interep national sales representation agreements, selling, general and administrative expenses, excluding non-cash compensation increased 11.2% for the nine months ended September 30, 2005, compared to the same period in 2004.
     Corporate expenses, excluding non-cash compensation

Nine Months Ended
September 30,
2005	2004	Increase/(Decrease)
$16,140	$10,808	$5,332	49.3%
     Corporate expenses, excluding non-cash compensation consist of expenses associated with maintaining Radio One’s and Reach Media’s corporate headquarters and facilities, including headcount. The increase in corporate expenses, excluding non-cash compensation during the nine months ended September 30, 2005, resulted primarily from our consolidation of the March through September 2005 operating results of Reach Media, increased compensation, higher travel and entertainment expenses, increased contract labor, and additional professional fees. Excluding the March through September 2005 operating results of Reach Media, corporate expenses, excluding non-cash compensation increased 20.5% for the nine months ended September 30, 2005, compared to the same period in 2004.

     Non-cash compensation

Nine Months Ended
September 30,
2005	2004	Increase/(Decrease)
$1,453	$2,062	$(609)	(29.5)%
     During the nine months ended September 30, 2005, we issued restricted stock to certain on-air talent, some of which vested immediately. As a result, the non-cash compensation expense during the nine months ended September 30, 2005 decreased from the expense recorded in the comparable period of the prior year.
   Depreciation and amortization

Nine Months Ended
September 30,
2005	2004	Increase/(Decrease)
$9,731	$13,359	$(3,628)	(27.2)%
     The decrease in depreciation and amortization expense for the nine months ended September 30, 2005 was due primarily to the completion of amortization of some of our trade names in late 2004, partially offset by depreciation for our additional capital expenditures made since the third quarter of 2004. Excluding the March through September 2005 operating results of Reach Media, depreciation and amortization expense decreased 27.9% for the nine months ended September 30, 2005, compared to the same period in 2004.
     Interest income

Nine Months Ended
September 30,
2005	2004	Increase/(Decrease)
$906	$1,937	$(1,031)	(53.2)%
     The decrease in interest income resulted primarily from lower average balances of cash, cash equivalents and short-term investments and the pay-off of certain officer loans during the first quarter of 2005.
     Interest expense

Nine Months Ended
September 30,
2005	2004	Increase/(Decrease)
$46,100	$29,472	$16,628	56.4%
     The increase in interest expense during the nine months ended September 30, 2005 resulted from additional interest obligations associated with additional borrowings to partially fund the February 2005 redemption of our HIGH TIDES in an amount of $309.8 million. Additional interest obligations were also incurred from borrowings to partially fund the February 2005 acquisition of 51% of the common stock of Reach Media. Also, in June 2005, we entered into an $800.0 million credit agreement and simultaneously borrowed $437.5 million to retire our previous bank credit facilities.
     Equity in net loss of affiliated company

Nine Months Ended
September 30,
2005	2004	Increase/(Decrease)
$1,205	$5,942	$(4,737)	(79.7)%
     In July 2003, we entered into a joint venture agreement with an affiliate of Comcast Corporation and certain other investors to form TV One for the purpose of distributing a new cable television programming service. In December 2004, we modified our methodology for estimating our equity in the net loss of TV One. As a result of this modification, we recognized a net loss of $1.2 million for the nine months ended September 30, 2005, compared to a net loss of approximately $5.9 million for the nine months ended September 30, 2004.

     Provision for income taxes

Nine Months Ended
September 30,
2005	2004	Increase/(Decrease)
$23,839	$26,693	$(2,854)	(10.7)%
     The decrease in the provision for income taxes for the nine months ended September 30, 2005 was primarily due to a favorable change to Ohio state tax laws enacted on June 30, 2005 and decreased year-to-date pretax income for 2005 compared to 2004. The decrease is partially offset by our consolidation of the March through September 2005 operating results of Reach Media, an increase in the reserve for contingencies, and an increase in our effective tax rate due to permanent differences between income subject to income tax for book versus tax purposes. Excluding the increase in the reserve for contingencies and the decrease in the provision due to the Ohio tax law change, our effective tax rate as of September 30, 2005 was 40.2%, compared to 38.6% as of September 30, 2004. The effective tax rate as of September 30, 2005 does not reflect the impact of SFAS No. 123(R), given we have not yet adopted this pronouncement. Excluding the March through September 2005 operating results of Reach Media, our effective tax rate as of September 30, 2005 was 40.9%, compared to 38.6% as of September 30, 2004.
   Minority interest in income of subsidiary

Nine Months Ended
September 30,
2005	2004	Increase/(Decrease)
$1,714	$—	$1,714	—%
     The minority interest in income of subsidiary of approximately $1.7 million for the nine months ended September 30, 2005 reflects the 49% minority stockholders’ interest in Reach Media’s net income for March through September 2005. We acquired 51% of the common stock of Reach Media in February 2005.
     Net income

Nine Months Ended
September 30,
2005	2004	Increase/(Decrease)
$40,998	$43,018	$(2,020)	(4.7)%
     As described above, the decrease in net income during the nine months ended September 30, 2005 is primarily due to approximately $9.7 million in increased operating income, a decrease of approximately $4.7 million in equity in net loss of affiliated company, a decrease in the provision for income taxes of approximately $2.9 million, all of which are offset by an increase in net interest expense of approximately $17.6 million, and an increase in minority interest in income of subsidiary of approximately $1.7 million.
     Net income applicable to common stockholders

Nine Months Ended
September 30,
2005	2004	Increase/(Decrease)
$38,237	$27,913	$10,324	37.0%
     Net income applicable to common stockholders is defined as net income less dividends on our outstanding HIGH TIDES. The increase in net income applicable to common stockholders during the nine months ended September 30, 2005, was attributable to the decrease in net income of approximately $2.0 million, and a decrease in preferred stock dividends of approximately $12.3 million. In February 2005, we redeemed our outstanding HIGH TIDES in an amount of $309.8 million, using proceeds from our sale of $200.0 million 6 3/8% senior subordinated notes, borrowings of $110.0 million under our revolving bank credit facility, and available excess cash.

     Other Data
     Station operating income. Station operating income increased to approximately $140.2 million for the nine months ended September 30, 2005, compared to approximately $129.4 million for the nine months ended September 30, 2004, an increase of approximately $10.8 million or 8.3%. Increases to station operating income from consolidating the March through September 2005 operating results of Reach Media and increased net broadcast revenue in Radio One markets, were partially offset by higher operating expenses, which include a one-time charge for the termination of the Interep national sales representation agreements. A reconciliation of net income to station operating income is provided on page 26.
     Station operating income margin. Our station operating income margin was 50% for the nine months ended September 30, 2005, compared to 54% for the nine months ended September 30, 2004. Our station operating income was approximately $140.2 million and approximately $129.4 million for the nine months ended September 30, 2005 and 2004, respectively, while our net broadcast revenue was approximately $279.9 million and $240.2 million for the nine months ended September 30, 2005 and 2004, respectively.
     EBITDA. EBITDA was approximately $119.8 million for the nine months ended September 30, 2005, compared to approximately $110.6 million for the nine months ended September 30, 2004, an increase of approximately $9.2 million or 8.3%. A reconciliation of net income to EBITDA is provided on page 26.
LIQUIDITY AND CAPITAL RESOURCES
     Our primary source of liquidity is cash provided by operations and, to the extent necessary, commitments available under our bank credit facilities and other debt or equity financings.
     In June 2005 we entered into a new credit agreement (the “Credit Agreement”) with a syndicate of banks. The term of the Credit Agreement is seven years and the total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the bank credit facilities are subject to compliance with provisions of the Credit Agreement, including but not limited to financial covenants. We may use proceeds from the bank credit facilities for working capital, capital expenditures made in the ordinary course of business and other lawful corporate purposes, for our common stock repurchase program, and for direct and indirect investments permitted under the Credit Agreement. The Credit Agreement contains affirmative and negative covenants that we must comply with, including (a) maintaining a ratio of consolidated adjusted EBITDA to consolidated interest expense of no less than 2.50 to 1.00, (b) maintaining a ratio of consolidated debt for borrowed money to consolidated adjusted EBITDA of no greater than 6.50 to 1.00 from June 13, 2005 to September 30, 2006, and no greater than 6.00 to 1.00 beginning October 1, 2006 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the Credit Agreement, we borrowed $437.5 million under the Credit Agreement to retire all outstanding obligations under our previous credit agreement, dated as of July 17, 2000. The previous credit agreement provided for borrowings up to $600.0 million, and consisted of a $350.0 million term facility and a $250.0 million revolving facility.
     As of September 30, 2005, we had approximately $348.0 million available for borrowing. Taking into consideration the covenants under the Credit Agreement, approximately $167.0 million of that amount is available to be drawn down. Both the term loan facility and the revolving facility under the Credit Agreement bear interest, at our option, at a rate equal to either LIBOR plus a spread that ranges from 0.63% to 1.50%, or the prime rate plus a spread of up to 0.50%, depending on our leverage ratio. We also pay a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the average balance of the revolving facility. We believe that we are in compliance with all covenants under the Credit Agreement.
     In connection with entering into the Credit Agreement in June 2005, we (a) recorded approximately $3.9 million of deferred financing costs to be amortized over the life of the Credit Agreement, and (b) wrote-off approximately $2.1 million of the previous bank facilities’ unamortized deferred financing costs as a loss on extinguishment of debt.
     Under our Credit Agreement, we may be required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of September 30, 2005, we have swap agreements in place for a total notional amount of $100.0 million, and the periods remaining on these swap agreements range in duration from two to seven years.
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

     The following table summarizes the interest rates in effect with respect to our debt as of September 30, 2005 (excluding capital leases):

	Amount	Applicable
Type of Debt	Outstanding	Interest Rate
	(Millions)
Senior bank term debt (swap matures June 16, 2012)(1)(2)	$25.0	5.72%
Senior bank term debt (swap matures June 16, 2010)(1)(2)	25.0	5.52
Senior bank term debt (swap matures June 16, 2008)(1)(2)	25.0	5.38
Senior bank term debt (swap matures June 16, 2007)(1)(2)	25.0	5.33
Senior bank term debt (subject to variable interest rates)(3)	200.0	5.13
Senior bank revolving debt (subject to variable interest rates)(3)	152.5	5.13
8 7/8% Senior subordinated notes (fixed rate)	300.0	8.88
6 3/8% Senior subordinated notes (fixed rate)	200.0	6.38

(1)	A total of $100.0 million is subject to fixed rate swap agreements that became effective on June 16, 2005.

(2)	Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our Credit Agreement. That spread is currently set at 1.25% and is incorporated into the applicable interest rates outlined above.

(3)	Subject to rolling 90-day LIBOR plus a spread currently at 1.25% and incorporated into the applicable interest rate.
     In February 2005, we completed the private placement of $200.0 million 6 3/8% senior subordinated notes due 2013, realizing net proceeds of approximately $195.5 million. We recorded approximately $4.5 million in deferred offering costs, which are being amortized to interest expense over the life of the related notes using the effective interest rate method. The net proceeds of the offering, in addition to borrowings of $110.0 million under our previous revolving credit facility and available excess cash, were primarily used to redeem our outstanding HIGH TIDES in an amount of $309.8 million. In October 2005, the 6 3/8% senior subordinated notes were exchanged for an equal amount of notes registered under the Securities Act of 1933, as amended (“the Securities Act”).
     In May 2001, we completed the private placement of $300.0 million 8 7/8% senior subordinated notes due 2011, realizing net proceeds of approximately $291.8 million. We recorded approximately $8.2 million in deferred offering costs, which are being amortized to interest expense over the life of the notes using the effective interest rate method. The net proceeds of the offering were primarily used to repay amounts owed on our bank credit facilities and previously outstanding senior subordinated notes. In November 2001, the 8 7/8% senior subordinated notes were exchanged for an equal amount of notes registered under the Securities Act.
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
     The following table provides a comparison of our statements of cash flows for the nine months ended September 30, 2005 and 2004, respectively:

	2005	2004
	(In thousands)
Net cash flows from operating activities	$67,301	$82,705
Net cash flows used in investing activities	(25,017)	(103,850)
Net cash flows used in financing activities	(28,048)	(4,165)

     Net cash flows from operating activities were approximately $67.3 million and $82.7 million for the nine months ended September 30, 2005 and 2004, respectively. Cash flows from operating activities for the nine months ended September 30, 2005 declined from the prior year primarily because of changes to the components of working capital. Specifically, trade accounts receivable increased due to sales growth and accounts payable and other current liabilities declined due to the elimination of the dividend accrual associated with the redemption of our outstanding HIGH TIDES in an amount of $309.8 million. The changes in working capital were partially offset by the $3.4 million Katz Communications, Inc. paid us as an inducement to enter into new national sales representation agreements.
     Net cash flows used in investing activities were approximately $25.0 million and $103.9 million for the nine months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, we completed the acquisition of 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of our Class D common stock, and we sold short-term marketable securities for approximately $10.0 million. Capital expenditures were approximately $12.7 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2004, we completed the acquisition of the assets of WRNB-FM (formerly WSNJ-FM) in the Philadelphia market for approximately $35.0 million, completed the acquisition of KROI-FM in the Houston market for approximately $72.5 million, paid $3.5 million pursuant to our agreement to purchase all of the outstanding stock of New Mableton Broadcasting Corporation (“NMBC”), and sold short term marketable securities for approximately $15.7 million. Capital expenditures were approximately $7.5 million for the nine months ended September 30, 2004.
     Net cash flows used in financing activities were approximately $28.0 million for the nine months ended September 30, 2005, compared to net cash flows used in financing activities of approximately $4.2 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2005, we made a principal payment of $17.5 million on our previous term loan, paid approximately $437.5 million of amounts outstanding under our previous bank credit facilities with proceeds from the new bank credit facilities, borrowed $15.0 million from the new bank revolving facility in connection with our stock repurchase program, repurchased shares of Class A and Class D common stock for approximately $41.2 million, realized net proceeds of approximately $195.5 million from the private placement of $200.0 million  6 3/8 % senior subordinated notes due 2013, borrowed $135.0 million under our previous revolving credit facility, redeemed our outstanding HIGH TIDES in an amount of $309.8 million, received approximately $6.0 million from our stock subscriptions receivable and paid dividends on our HIGH TIDES of approximately $7.0 million. During the nine months ended September 30, 2004, we made principal payments of $39.4 million on our previous term loan and paid preferred dividends of approximately $15.1 million on the HIGH TIDES.
     We continuously review opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic investments. In September 2005, we announced an agreement to purchase the assets of WRDA-FM, a radio station in the St. Louis metropolitan area for approximately $20.0 million in cash. We consolidated the station with our existing St. Louis operations, reformatted the station, and began operating the station under a local marketing agreement on October 1, 2005. We expect to complete the acquisition during the fourth quarter of 2005. Other than our agreement to purchase the assets of WRDA-FM, and our agreement with an affiliate of Comcast Corporation, DIRECTV and other investors to fund TV One (the balance of our commitment is $37.0 million as of September 30, 2005), we have no definitive agreements to make acquisitions of additional radio stations or to make strategic investments. We anticipate that any future acquisitions or strategic investments will be financed through funds generated from operations, cash on hand, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.
     As of September 30, 2005, we had a standby letter of credit in the amount of $417,000 in connection with our annual insurance policy renewals. To date, there has been no activity on the standby letter of credit.
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
RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123(R), (“SFAS No. 123(R)”), “Accounting for Stock-Based Compensation.” SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted. The Securities and Exchange Commission delayed the required implementation date for this statement from the third quarter of 2005 to the beginning of the 2006 fiscal year. We plan to use the Black-Scholes Option Pricing Model to estimate the fair value of our stock options and expect to use the modified prospective method in adopting the fair value method of measuring compensation cost relating to stock-based employee compensation. We have not yet estimated the impact this pronouncement will have on our financial statements.
CAPITAL AND COMMERCIAL COMMITMENTS
Long-term debt
     In February 2005, we completed the private placement of $200.0 million 6 3/8% senior subordinated notes due 2013 realizing net proceeds of approximately $195.5 million. The net proceeds were primarily used to redeem our outstanding HIGH TIDES in an amount of $309.8 million. In October 2005, the 6 3/8% senior subordinated notes were exchanged for an equal amount of notes registered under the Securities Act.
     In May 2001, we completed the private placement of $300.0 million 8 7/8% senior subordinated notes due 2011 realizing net proceeds of approximately $291.8 million. In November 2001, the 8 7/8% senior subordinated notes were exchanged for an equal amount of notes registered under the Securities Act.
Lease obligations
     We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities and non-cancelable capital leases for equipment that expire over the next 16 years.

Contractual Obligations Schedule
     The following table represents our contractual obligations as of September 30, 2005:

	Payments Due by Period(1)
				(In thousands)
	October —
	December					2010 and
Contractual Obligations	2005	2006	2007	2008	2009	Beyond	Total

8 7/8% Senior subordinated notes	$—	$—	$—	$—	$—	$300,000	$300,000
6 3/8% Senior subordinated notes	—	—	—	—	—	200,000	200,000
Bank credit facilities	—	—	7,500	37,500	67,500	340,000	452,500
Capital lease obligations	1	7	7	7	—	—	22
Other operating contracts/ agreements(2)(3)(4)	9,617	34,876	25,869	20,119	18,097	61,360	169,938
Operating lease obligations	1,758	6,800	6,625	6,371	5,865	21,857	49,276

Total	$11,376	$41,683	$40,001	$63,997	$91,462	$923,217	$1,171,736

(1)	The above amounts do not include interest, which in some cases is variable in amount.

(2)	Includes employment contracts, severance obligations, on-air talent contracts and other programming agreements.

(3)	Includes a retention bonus of approximately $2.0 million pursuant to an employment agreement with the Chief Administrative Officer (“CAO”) for remaining employed with the Company through and including October 31, 2008. If the CAO’s employment ends before October 31, 2008, the amount paid will be a pro rata portion of the retention bonus based on the number of days of employment between October 31, 2004 and October 31, 2008.

(4)	Includes a retention bonus of approximately $7.0 million pursuant to an employment agreement with the Chief Financial Officer (“CFO”) for remaining employed with the Company through and including October 18, 2010. If the CFO’s employment ends before October 18, 2010, the amount paid will be a pro rata portion of the retention bonus based on the number of days of employment between October 18, 2005 and October 18, 2010.
     In addition to the obligations above, as of September 30, 2005, we had swap agreements in place for a total notional amount of $100.0 million. The periods remaining on the swap agreements range in duration from two to seven years. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non performance by our counter-party, however, we do not anticipate non-performance.
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
  Changes in internal control over financial reporting
     During the third quarter of 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In November 2001, Radio One and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned, In re Radio One, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10160. Similar complaints were filed in the same court against hundreds of other public companies (Issuers) that conducted initial public offerings of their common stock in the late 1990s (“the IPO Lawsuits”). In the complaint filed against Radio One (as amended), the plaintiffs claim that Radio One, certain of its officers and directors, and the underwriters of certain of its public offerings violated Section 11 of the Securities Act based on allegations that its registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of the underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.
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
     In June 2004, Radio One executed a final settlement agreement with the plaintiffs. On February 15, 2005, the court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. On August 31, 2005, the court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive order. In addition, the court approved the form of Notice to be sent to members of the settlement classes, which will be published and mailed beginning November 15, 2005. The court has set a Final Settlement Fairness Hearing on the settlement for April 24, 2006. The settlement is still subject to statutory notice requirements and final judicial approval.
     Radio One is involved from time to time in various routine legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. Radio One believes the resolution of such matters will not have a material adverse effect on its business, financial condition or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the three months and nine months ending September 30, 2005, we made repurchases of our Class A and Class D common stock pursuant to the $150.0 million stock repurchase program adopted by our board of directors on May 25, 2005.
     The following table provides information on our repurchases during the three months ended September 30, 2005.

				(d)
			(c)	Maximum
			Total Number of	Approximate Dollar
	(a)		Shares Purchased	Value of Shares
	Total Number of	(b)	as Part of Publicly	that May Yet Be
	Shares	Average Price	Announced Plans	Purchased Under the
Period	Purchased (1)	Paid per Share	or Programs	Plans or Programs
August 1, 2005 — August 31, 2005	104,895 Class A	$14.04	104,895

August 1, 2005 — August 31, 2005	1,459,388 Class D	$13.93	1,459,388

September 1, 2005 — September 30, 2005	20,304 Class A	$13.51	20,304

September 1, 2005 — September 30, 2005	313,983 Class D	$13.49	313,983

Total	1,898,570		1,898,570	$108,891,743

(1)	On May 25, 2005, the Company’s board of directors authorized a stock repurchase program for up to $150.0 million of the Company’s Class A and Class D common stock over a period of 18 months, with the amount and timing of repurchases based on stock price, general economic and market conditions, certain restrictions contained in the Credit Agreement governing the Company’s bank credit facilities and subordinated debt and certain other factors. The repurchase program does not obligate the Company to repurchase any of its common stock and may be discontinued or suspended at any time.
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

November 9, 2005