Form 10-K
period 2005-12-31
RADIO ONE INC
filed 2006-03-15
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)
For the transition period from to

Commission File No. 0-25969

RADIO ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1166660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5900 Princess Garden Parkway
7th Floor
Lanham, Maryland 20706
(Address of principal executive offices)

Registrant’s telephone number, including area code
(301) 306-1111

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Class A Common Stock, $.001 par value
Class D Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at March 3, 2006

Class A Common Stock, $.001 par value	10,690,630
Class B Common Stock, $.001 par value	2,867,463
Class C Common Stock, $.001 par value	3,132,458
Class D Common Stock, $.001 par value	82,013,183

The aggregate market value of common stock held by non-affiliates of the registrant, based upon the closing price of the registrant’s Class A and Class D common stock on June 30, 2005, was approximately $1.1 billion.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information in the registrant’s definitive proxy statement for its 2006 annual meeting of stockholders, which is expected to be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year end, is incorporated by reference into Part III of this report.

RADIO ONE, INC. AND SUBSIDIARIES

Form 10-K
For the Year Ended December 31, 2005

i

CERTAIN DEFINITIONS

Unless otherwise noted, the terms “Radio One,” “we,” “our” and “us” refer to Radio One, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts, but rather reflect our current expectations concerning future results and events. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions. We cannot guarantee that we will achieve these plans, intentions or expectations. Because these statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ materially from those forecast or anticipated in the forward-looking statements. These risks, uncertainties and factors include, but are not limited to the factors described under the heading “Risk Factors” contained in this report.

You should not place undue reliance on these forward-looking statements, which reflect our view as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

ii

PART I

ITEM 1.	BUSINESS

Overview

We are one of the largest radio broadcasting companies in the United States and the leading radio broadcasting company primarily targeting African-Americans. Founded in 1980, we own and/or operate 70 radio stations in 22 markets. Of these stations, 42 (33 FM and 9 AM) are in 14 of the top 20 African-American markets.

We are led by our Chairperson and co-founder, Catherine L. Hughes, and her son, Alfred C. Liggins, III, our Chief Executive Officer and President, who together have more than 50 years of operating experience in the radio broadcasting industry. Ms. Hughes, Mr. Liggins and our strong management team have successfully implemented a strategy of acquiring and turning around underperforming radio stations. We believe radio broadcasting primarily targeting African-Americans continues to have growth potential and that we have a competitive advantage in the African-American market and the radio industry in general, due to our focus on urban formats, our skill in programming and marketing these formats, and our turnaround expertise. To maintain and/or improve our competitive position, we have made and continue to make acquisitions of, and investments in, radio stations and other complementary media properties.

We continually explore opportunities in other forms of media that are complementary to our core radio business, which we believe will allow us to leverage our expertise in the African-American market and our significant listener base. In January 2004, together with an affiliate of Comcast Corporation and other investors, we launched TV One, LLC (“TV One”), an African-American targeted cable television network. In February 2005, we acquired 51% of the common stock of Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show and related businesses.

Significant 2005 and Recent Events

WIFE-FM Acquisition.  In February 2006, we signed an agreement to acquire the assets of WIFE-FM, a radio station located in the Cincinnati metropolitan area for approximately $18.0 million in cash. Subject to the necessary regulatory approvals, we will consolidate the station with our existing Cincinnati operations. We expect to complete this acquisition during the second half of 2006.

African-American Talk Radio Network.  In January 2006, through a joint venture with Reach Media, we launched a new African-American news/talk radio network. The network features several leading African-American personalities. To date, 26 stations have committed to carrying all or a portion of the network’s programming.

WHHL-FM Acquisition.  In September 2005, we announced an agreement to acquire the assets of WHHL-FM (formerly WRDA-FM), a radio station located in the St. Louis metropolitan area for approximately $20.0 million in cash. We began operating the station under a local marketing agreement (“LMA”) in October 2005. The station has been reformatted and has been consolidated with our existing St. Louis operations. We expect to complete the acquisition during the second quarter of 2006.

New Bank Loans.  In June 2005, we entered into a new credit agreement (the “Credit Agreement”) with a syndicate of banks. The term of the Credit Agreement is seven years and the total amount available for borrowing is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions of the Credit Agreement, including but not limited to, financial covenants. We may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, our common stock repurchase program, direct and indirect investments permitted under the Credit Agreement, and other lawful corporate purposes.

Stock Repurchase.  In May 2005, our board of directors authorized a stock repurchase program for up to $150.0 million of our Class A and Class D common stock over a period of 18 months, with the amount and timing of repurchases based on stock price, general economic and market conditions, certain restrictions contained in our Credit Agreement, the indentures governing our senior subordinated debt, and certain other factors. The repurchase program does not obligate us to repurchase any of our common stock and may be discontinued or suspended at any time. As of March 3, 2006, 592,744 shares of Class A and 5,805,697 shares of Class D common stock have been repurchased at an average price of $12.02 and $12.15, respectively, for a total of approximately $77.7 million.

Reach Media Acquisition.  In February 2005, we acquired 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of our Class D common stock. Reach Media commenced operations in 2003 and was formed by Tom Joyner, Chairman, and David Kantor, Chief Executive Officer, to operate the Tom Joyner Morning Show and related businesses. Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndication agreements. Mr. Joyner is a leading nationally syndicated radio personality. The Tom Joyner Morning Show is broadcast on over 115 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. In addition, in October 2005, Reach Media launched the Tom Joyner Show, a weekly syndicated television variety show airing in most of the top 50 markets. Reach Media also operates the Tom Joyner Sky Show, the Tom Joyner Family Reunion and various other special event-related activities. Additionally, Reach Media operates www.BlackAmericaWeb.com, an African-American targeted internet destination, and provides programming content for a television program on TV One.

Sale of Notes.  In February 2005, we completed the private placement of $200.0 million of 6 3/8% senior subordinated notes. The notes are due in February 2013 and interest on the notes is payable in cash on February 15 and August 15 of each year. The net proceeds from the sale of the notes were approximately $195.3 million. In October 2005, the 6 3/8% senior subordinated notes were exchanged for an equal amount of notes registered under the Securities Act of 1933, as amended (the “Securities Act”).

Redemption of HIGH TIDES.  In February 2005, we redeemed all of our outstanding 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) in an amount of $309.8 million. The redemption was financed with the net proceeds of the sale of our 6 3/8% senior subordinated notes, borrowings under our revolving credit facility, and available cash.

Our Stations and Markets

We own and/or operate radio stations in many of the largest African-American markets. The table below provides information about our radio stations and the markets in which we operate.

	Radio One				Market Data
	Number		African-				Estimated
	of		American	Entire			Fall 2005 Metro
	Stations		Audience	Audience			Population Persons 12+(d)
				Four Book		Ranking by
				Average		Size of
				(Ending		African-
			Audience	Fall 2005)	Estimated 2005	American
			Share	Audience	Annual Radio	Population		African-
Market	FM	AM	Rank(a)	Share(b)	Revenue	Persons 12+(d)	Total	American%
					($ millions)(c)		(In millions)

Atlanta	4	—	1	12.6	$399.9	3	3.9	28.2%
Washington, DC	2	2	1	11.7	394.7	4	4.1	26.1
Philadelphia	3	—	2	8.7	323.9	5	4.4	20.0
Detroit	2	1	2	7.2	282.2	6	3.9	21.6
Los Angeles	1	—	2	2.8	1,097.1	7	10.8	7.6
Miami	—	1	n/a	n/a	286.3	8	3.5	20.3
Houston	3	—	1	12.9	360.1	9	4.4	16.1
Dallas	2	—	2	5.2	418.1	10	4.7	13.6
Baltimore	2	2	1	15.9	149.0	11	2.2	26.6
St. Louis	2	—	2	5.1	148.8	15	2.3	18.2
Cleveland	2	2	1	13.3	130.2	17	1.8	18.7
Charlotte	2	—	2	7.0	110.3	18	1.4	20.9
Richmond	4	1	1	22.3	60.4	19	0.9	29.8

	Radio One				Market Data
	Number		African-				Estimated
	of		American	Entire			Fall 2005 Metro
	Stations		Audience	Audience			Population Persons 12+(d)
				Four Book		Ranking by
				Average		Size of
				(Ending		African-
			Audience	Fall 2005)	Estimated 2005	American
			Share	Audience	Annual Radio	Population		African-
Market	FM	AM	Rank(a)	Share(b)	Revenue	Persons 12+(d)	Total	American%
					($ millions)(c)		(In millions)

Raleigh-Durham	4	—	1	19.4	90.5	20	1.1	21.8
Boston	1	1	1	3.3	367.8	22	3.8	6.3
Cincinnati	1	1	1	5.8	139.7	30	1.7	11.4
Columbus	3	—	1	12.8	109.7	31	1.4	13.8
Indianapolis	3	1	1	16.7	106.5	32	1.3	14.3
Minneapolis	1	—	1	3.2	186.5	42	2.6	6.0
Augusta	4	1	1	16.6	17.2	46	0.4	33.0
Louisville	6	—	1	21.1	59.2	48	0.9	13.9
Dayton	4	1	1	16.4	50.8	60	0.8	13.4

Total	56	14

(a)	“Audience Share Rank” is the relative size of the African-American listenership on our station clusters in a given market compared to other African-American targeted stations in the market, based on average quarter-hour audience shares for the stations.

(b)	Audience share data are for the 12+ demographic and derived from the Arbitron Survey four-book averages ending with the Fall 2005 Arbitron Survey. In the Miami market, we provide no audience share data because we do not subscribe to the Arbitron service for our station in that market. Audience share data for the Augusta market was not available as of the date of this annual report.

(c)	2005 estimated annual radio revenues are from BIA Financials Investing in Radio Market Report, 2005 Fourth Edition.

(d)	Population estimates were provided by Arbitron.

The African-American Market Opportunity

We believe that operating urban-formatted radio stations primarily targeting African-Americans continues to have growth potential for the following reasons:

Rapid African-American Population Growth.  From 2000 to 2004, the African-American population grew 4.8%, compared to a 4.3% overall population growth rate, and accounted for 13.5% of total population growth. In addition, the African-American population is expected to increase by approximately 2.4 million between 2005 and 2010 to approximately 40.0 million, a 9.9% increase from 2000, compared to an expected increase during the same period of 6.0% for the non-African-American population. African Americans are expected to make up 17.9% of total population growth during this period. (Source: U.S. Census Bureau, 2004, “U.S. Interim Projections by Age, Sex, Race, and Hispanic Origin.”)

Higher African-American Income Growth.  The economic status of African-Americans improved at an above-average rate over the past two decades. The per capita income of African-Americans is expected to increase 21.1% between 2005 and 2010 (Source: U.S. Census Bureau, Historical Income Data). African-American buying power was estimated at $762.0 billion in 2005, up from $723.0 billion in 2004. African-American buying power is expected to increase to $981.0 billion by 2010, with cumulative growth of 28.8% between 2005 and 2010. In addition, the African-American consumer tends to have a different consumption profile than non-African-Americans. An annual report published by Target Market News provides a list of products and services for which African-American households spent more than non-

African-Americans. In the most recent such annual report, there were dozens of such products and services listed in categories such as apparel and accessories, appliances, consumer electronics, food, personal care products, telephone service and transportation. (Source: The U.S. African-American Market, 6th Edition, Packaged Facts, January 2006).

Growth in Advertising Targeting the African-American Market.  We continue to believe that large corporate advertisers are becoming more focused on reaching minority consumers in the United States. The African-American community is considered an emerging growth market within the mature domestic market. It is estimated that major national advertisers spent over $2.5 billion on advertising that targets African-American consumers in 2004, up from $1.8 billion in 2000. (Source: Target Market News). We believe many large corporations are expanding their commitment to ethnic advertising.

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

Concentrated Presence of African-Americans in Urban Markets.  Approximately 63.7% of the African-American population resides in the top 25 metropolitan areas. (Source: The U.S. African American Market, 6th Edition, Packaged Facts, January 2006). Relative to radio broadcasters targeting a broader audience, we believe we can cover the various segments of our target market with fewer programming formats and therefore fewer radio stations than the maximum per market allowed by the Federal Communications Commission (“FCC”).

Strong African-American Listenership and Loyalty.  In 2005, African-Americans, age 12 and older, spent 22.5 hours per week listening to radio. This compared to 19.8 hours per week for all Americans, age 12 and older. (Source: Radio Today, 2006 Edition, Arbitron, Inc.). We believe that African-American radio listeners exhibit greater loyalty to radio stations that target the African-American community because those radio stations are a valuable source of entertainment and information responsive to the community’s interests and lifestyles.

Rapidly Increasing African-American Internet Usage.  African-Americans are becoming significant users of the Internet. Currently, approximately 79% of African-Americans use the Internet, with average daily usage of 5.0 hours per day, which is well in excess of general market daily usage of 2.9 hours per day. In addition, African-Americans who do not currently use the Internet are more likely than the general online population to become Internet users within the next 6 to 12 months. Further, approximately 66% of African-American households that use the Internet have a high-speed connection, versus 53% of the general population. The overwhelming number of African-Americans say there is not enough online content that speaks to them as a distinct culture with its own needs and values. (Source: 2005 AOL African-American Cyberstudy, conducted for America Online by Images Market Research).

Growth Strategy

Radio Station Acquisitions.  Our acquisition strategy is to acquire underperforming radio stations and “stick stations” primarily in the top 60 African-American markets. A stick station is a station generating little or no revenue or cash flow at the time of acquisition that we subsequently reformat or relocate. We seek to make acquisitions in existing markets where expanded coverage is desirable and in new markets where we believe it is advantageous to establish a presence. For strategic reasons, or as a result of the acquisition of multiple stations in a market, we may also acquire and operate stations with formats that primarily target non-African-American segments of the population.

Investment in Complementary Businesses.  We intend to continue to invest in complementary businesses in the media and entertainment industry. The primary focus of these investments will be on businesses that provide entertainment and information content to African-American consumers. Such investments may include the Internet, publishing, and home video distribution. We believe that our existing asset base and audience coverage provide us with a competitive advantage in entering into these new businesses.

Top 60 African-American Radio Markets in the United States

In the table below, boxes and bold text indicate markets where we own and/or operate radio stations. Population estimates are for 2005 and are based upon data provided by Arbitron.

			African-Americans
			as a Percentage of
		African-American	the Overall
		Population	Population
Rank	Market	(Persons 12+)	(Persons 12+)
		(In thousands)

1	New York, NY	2,714	17.7%
2	Chicago, IL	1,352	17.6
3	Atlanta, GA	1,090	28.2
4	Washington, DC	1,077	26.1
5	Philadelphia, PA	869	20.0
6	Detroit, MI	840	21.6
7	Los Angeles, CA	818	7.6
8	Miami-Ft. Lauderdale-Hollywood, FL	712	20.3
9	Houston-Galveston, TX	700	16.1
10	Dallas-Ft. Worth, TX	644	13.6
11	Baltimore, MD	598	26.6
12	Memphis, TN	456	43.5
13	San Francisco, CA	422	7.2
14	Norfolk-Virginia Beach-Newport News, VA	418	31.8
15	St. Louis, MO	411	18.2
16	New Orleans, LA	390	36.1
17	Cleveland, OH	335	18.7
18	Charlotte-Gastonia-Rock Hill, NC	294	20.9
19	Richmond, VA	267	39.8
20	Raleigh-Durham, NC	249	21.8
21	Birmingham, AL	243	28.1
22	Boston, MA	240	6.3
23	Tampa-St. Petersburg-Clearwater, FL	238	10.5
24	Jacksonville, FL	229	21.7
25	Nassau-Suffolk (Long Island), NY	227	9.5
26	Orlando, FL	221	15.8
27	Greensboro-Winston-Salem-High Point, NC	221	19.9
28	Milwaukee-Racine, WS	208	14.6
29	Kansas City, KS	201	13.0
30	Cincinnati, OH	194	11.4
31	Columbus, OH	193	13.8
32	Indianapolis, IN	188	14.3
33	Middlesex-Somerset-Union, NJ	179	13.0
34	Seattle-Tacoma, WA	175	5.5
35	Jackson, MS	174	45.1
36	Nashville, TN	172	15.3

			African-Americans
			as a Percentage of
		African-American	the Overall
		Population	Population
Rank	Market	(Persons 12+)	(Persons 12+)
		(In thousands)

37	Riverside-San Bernardino, CA	166	9.5
38	Baton Rouge, LA	163	30.9
39	West Palm Beach-Boca Raton, FL	161	14.7
40	Columbia, SC	161	33.2
41	Pittsburgh, PA	160	7.9
42	Minneapolis-St. Paul, MN	156	6.0
43	Charleston, SC	153	30.6
44	Greenville-Spartanburg, SC	141	17.3
45	San Diego, CA	138	5.6
46	Augusta, GA	136	33.0
47	Sacramento, CA	132	7.5
48	Louisville, KY	128	13.9
49	Greenville-New Bern-Jacksonville, NC	125	25.0
50	Mobile, AL	123	26.3
51	Las Vegas, NV	122	8.5
52	Shreveport, LA	121	36.6
53	Buffalo-Niagara Falls, NY	120	12.2
54	Fayetteville, NC	119	33.7
55	Little Rock, AR	116	22.5
56	Phoenix, AZ	114	3.9
57	Denver-Boulder, CO	114	5.3
58	Lafayette, LA	111	26.2
59	Montgomery, AL	103	39.5
60	Dayton, OH	102	13.4

Operating Strategy

To maximize net broadcast revenue and station operating income at our radio stations, we strive to achieve the largest audience share of African-American listeners in each market, convert these audience share ratings to advertising revenue, and control operating expenses. Through our national presence we also provide advertisers with a radio station advertising platform that is a unique and powerful delivery mechanism to African-Americans. The success of our strategy relies on the following:

•	market research, targeted programming and marketing;

•	ownership of programming content;

•	radio station clustering, programming segmentation and sales bundling;

•	strategic sales efforts;

•	marketing platform to national advertisers;

•	advertising partnerships and special events;

•	strong management and performance-based incentives; and

•	significant community involvement.

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

Ownership of Programming Content

To diversify our revenue streams, we seek to develop/acquire and monetize proprietary African-American targeted content. To date, these efforts have included our investment in TV One, our acquisition of a controlling interest in Reach Media and our creation of a news/talk radio network. Our strategy is to distribute proprietary content through our own distribution platform and to further monetize it by selling it to third parties.

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

Strategic Sales Efforts

We have assembled an effective, highly trained sales staff responsible for converting audience share into revenue. We operate with a focused, sales-oriented culture, which rewards aggressive selling efforts through a commission and bonus compensation structure. We hire and deploy large teams of sales professionals for each of our stations or station clusters, and we provide these teams with the resources necessary to compete effectively in the markets in which we operate. We utilize various sales strategies to sell and market our stations as stand-alones, in combination with other stations within a given market, and across markets, where appropriate.

Marketing Platform to National Advertisers

Through our acquisitions, we have created a national platform of radio stations in some of the largest African-American markets. This platform reaches approximately 14 million listeners weekly, more than that of any other radio broadcaster primarily targeting African-Americans. Thus, national advertisers find advertising on all our radio stations an efficient and cost-effective way to reach this target audience. Through our corporate sales department, we bundle and sell our platform of radio stations to national advertisers thereby enhancing our revenue generating opportunities, expanding our base of advertisers, creating greater demand for our advertising time inventory and increasing the capacity utilization of our inventory and making our sales efforts more efficient.

We engage in joint promotional activities with TV One, Reach Media and our joint venture with Reach Media in order to provide additional value to our advertisers by creating a more efficient medium to reach African-American consumers.

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

We believe that a radio station’s image should reflect the lifestyle and viewpoints of the target demographic group it serves. Due to our fundamental understanding of the African-American community, we are well positioned to identify music and musical styles, as well as political and social trends and issues, early in their evolution. This understanding is then integrated into significant aspects of our operations and enables us to create enhanced awareness and name recognition in the marketplace. In addition, we believe our multi-level approach to community involvement leads to increased effectiveness in developing and updating our programming formats. We believe our enhanced awareness and more effective programming formats lead to greater listenership and higher ratings over the long-term.

Our Station Portfolio

The following table sets forth selected information about our portfolio of radio stations. Market population data and revenue rank data are from BIA Financials Investing in Radio Market Report, 2005 Fourth Edition. Audience share and audience rank data are based on Arbitron Survey four book averages ending with the Fall 2005 Arbitron Survey unless otherwise noted. As used in this table, “n/a” means not applicable or not available and “t” means tied with one or more radio stations.

						Four Book Average
						Audience	Audience		Audience	Audience
	Market Rank					Share in	Rank in		Share in	Rank in
	2005	2005				12+	12+		Target	Target
	Metro	Radio	Year		Target Age	Demo-	Demo-		Demo-	Demo-
Market	Population	Revenue	Acquired	Format	Demographic	Graphic	Graphic		Graphic	Graphic

Atlanta	11	6
WPZE-FM			1999	Contemporary Inspirational	25-54	4.5	5		4.7	5
WJZZ-FM			1999	NAC/Jazz	25-54	2.7	16	(t)	2.9	15	(t)
WHTA-FM			2002	Urban Contemporary	18-34	3.9	7	(t)	6.9	3
WAMJ-FM			2004	Urban AC	25-54	1.6	20		1.9	20	(t)
Washington, DC	8	7
WKYS-FM			1995	Urban Contemporary	18-34	4.4	5		9.1	2
WMMJ-FM			1987	Urban AC	25-54	6.2	2		6.9	1
WYCB-AM			1998	Contemporary Inspirational	25-54	0.6	25	(t)	0.4	27	(t)
WOL-AM			1980	News/Talk	35-64	0.5	27	(t)	0.2	30	(t)
Philadelphia	6	10
WPPZ-FM(1)			1997	Contemporary Inspirational	25-54	2.5	19		2.7	16
WPHI-FM(2)			2000	Urban Contemporary	18-34	2.7	18		5.8	6
WRNB-FM(3)			2004	Urban AC	25-54	3.5	11		4.5	7
Detroit	10	12
WHTD-FM			1998	Urban Contemporary	18-34	3.3	12		6.8	4	(t)
WDMK-FM			1998	Urban AC	25-54	2.9	14		3.3	13
WCHB-AM			1998	News/Talk	35-64	1.0	25	(t)	1.3	22	(t)
Los Angeles	2	1
KKBT-FM			2000	Urban Contemporary	18-34	2.8	11		3.8	10
Miami	12	11
WTPS-AM(4)			2000	News/Talk	35-64	n/a	n/a		n/a	n/a
Houston	7	9
KMJQ-FM			2000	Urban AC	25-54	5.9	2		7.0	1
KBXX-FM			2000	Urban Contemporary	18-34	5.7	3	(t)	9.4	1
KROI-FM(5)			2004	Mexican Regional	25-54	1.3	23		1.4	23
Dallas	5	5
KBFB-FM			2000	Urban Contemporary	18-34	3.8	6		5.5	5
KSOC-FM			2001	Urban AC	25-54	1.4	26		1.6	24
Baltimore	20	20
WERQ-FM			1993	Urban Contemporary	18-34	8.9	1		18.3	1
WWIN-FM			1992	Urban AC	25-54	6.2	4		7.3	3
WOLB-AM			1992	News/Talk	35-64	0.3	20	(t)	0.2	20	(t)
WWIN-AM			1993	Contemporary Inspirational	35+	0.5	18	(t)	0.6	19
St. Louis	19	21
WFUN-FM(6)			1999	Urban AC	25-54	3.2	13	(t)	3.8	11
WHHL-FM(7)				Urban Contemporary	18-34	2.9	13	(t)	5.1	6
Cleveland	25	24
WENZ-FM			1999	Urban Contemporary	18-34	5.7	5		13.0	1
WERE-AM			1999	News/Talk	35-64	0.3	21	(t)	0.4	21
WZAK-FM			2000	Urban AC	25-54	5.7	5		7.0	4
WJMO-AM			2000	Contemporary Inspirational	35-64	1.6	17		1.7	14
Charlotte	36	30
WQNC-FM(8)			2000	Urban AC	25-54	3.3	14	(t)	3.9	12
WPZS-FM(9)			2004	Contemporary Inspirational	25-54	3.7	11	(t)	4.1	10
Richmond	56	47
WCDX-FM			2001	Urban Contemporary	18-34	6.2	8		12.9	2
WPZZ-FM(10)			1999	Contemporary Inspirational	25-54	6.8	6		7.2	5
WKJS-FM(11)			2001	Urban AC	25-54	7.2	4		8.9	2
WKJM-FM(12)			2001	Urban AC	25-54	1.8	15	(t)	2.1	14
WROU-AM(13)			2001	News/Talk	35-64	0.4	21	(t)	0.2	21	(t)

						Four Book Average
						Audience	Audience		Audience	Audience
	Market Rank					Share in	Rank in		Share in	Rank in
	2005	2005				12+	12+		Target	Target
	Metro	Radio	Year		Target Age	Demo-	Demo-		Demo-	Demo-
Market	Population	Revenue	Acquired	Format	Demographic	Graphic	Graphic		Graphic	Graphic

Raleigh-Durham	43	36
WQOK-FM			2000	Urban Contemporary	18-34	7.1	2		13.0	1
WFXK-FM			2000	Urban AC	25-54	3.4	12	(t)	4.0	11	(t)
WFXC-FM			2000	Urban AC	25-54	2.5	13	(t)	4.1	10	(t)
WNNL-FM			2000	Contemporary Inspirational	25-54	5.4	4		5.5	5
Boston	9	8
WILD-FM			1999	Urban AC	18-54	1.9	17	(t)	1.8	18	(t)
WILD-AM			2001	News/Talk	35-64	1.4	20	(t)	1.6	20
Cincinnati	27	22
WIZF-FM			2001	Urban Contemporary	18-34	4.6	9		7.5	3
WDBZ-AM(14)			n/a	News/Talk	35-64	1.2	17	(t)	1.5	15	(t)
Columbus	35	27
WCKX-FM			2001	Urban Contemporary	18-34	7.3	4		13.0	2
WXMG-FM			2001	R&B/Oldies	25-54	4.3	7		5.0	8
WJYD-FM			2001	Contemporary Inspirational	25-54	1.2	20	(t)	1.2	19	(t)
Indianapolis(15)	41	32
WHHH-FM			2000	Rhythmic CHR	18-34	7.0	3		13.6	1
WTLC-FM			2000	Urban AC	25-54	4.8	6		5.1	6
WYJZ-FM			2000	NAC/Jazz	25-54	3.0	14		2.7	16	(t)
WTLC-AM			2001	Contemporary Inspirational	25-54	2.0	18		1.3	20	(t)
Minneapolis	16	17
KTTB-FM			2001	Rhythmic CHR	18-34	3.2	13		6.6	5
Augusta(16)	109	125
WAEG-FM			2000	Modern Rock	18-34	2.0	17	(t)	4.4	10
WTHB-FM			2000	Contemporary Inspirational	25-54	3.4	10		4.0	11
WAKB-FM			2000	Urban AC	25-54	4.9	9		6.3	5
WFXA-FM			2000	Urban Contemporary	18-34	5.8	8		10.6	2	(t)
WTHB-AM			2000	Contemporary Inspirational	25-54	0.4	22		0.3	19	(t)
Louisville	55	46
WDJX-FM			2001	CHR	18-34	4.3	7		8.3	3
WLRX-FM(17)			2003	Modern Rock	18-54	1.5	17		1.6	15
WGZB-FM			2001	Urban Contemporary	18-34	6.0	4		10.7	2
WXMA-FM			2001	Hot AC	25-54	2.8	12		3.8	10
WMJM-FM			2001	R&B/Oldies	25-54	4.7	5		5.3	6	(t)
WLRS-FM			2001	Modern Rock	18-34	1.9	16	(t)	4.0	10
Dayton	58	54
WGTZ-FM			2001	CHR	18-34	3.3	9		6.4	6
WDHT-FM			2001	Urban Contemporary	18-34	5.5	6		10.5	12
WING-AM			2001	News/Talk	35-64	1.2	19	(t)	1.5	16
WKSW-FM			2001	Country	25-54	1.6	16		1.5	16
WROU-FM(18)			2003	Urban AC	25-54	4.7	7		5.0	5

AC   — refers to Adult Contemporary
NAC — refers to New Adult Contemporary
CHR — refers to Contemporary Hit Radio
R&B — refers to Rhythm and Blues

(1)	WPPZ-FM (formerly known as WPHI-FM).

(2)	WPHI-FM (formerly known as WPLY-FM).

(3)	WRNB-FM (formerly known as WPPZ-FM, formerly known as WSNJ-FM).

(4)	WTPS-AM (formerly known as WVCG-AM). We do not subscribe to the Arbitron service for this market.

(5)	KROI-FM (formerly known as KRTS-FM).

(6)	WFUN-FM changed format from Urban Contemporary to Urban AC in December 2004.

(7)	WHHL-FM (formerly known as WRDA-FM). We operate WHHL-FM pursuant to a local marketing agreement. Audience share and audience rank data are based on the Arbitron Fall 2005 survey only.

(8)	WQNC-FM (formerly known as WCHH-FM).

(9)	WPZS-FM (formerly known as WABZ-FM).

(10)	WPZZ-FM (formerly known as WKJS-FM).

(11)	WKJS-FM (formerly known as WJMO-FM).

(12)	WKJM-FM (formerly known as WPZZ-FM).

(13)	WROU-AM (formerly known as WGCV-AM).

(14)	We operate WDBZ-AM pursuant to a local marketing agreement.

(15)	WDNI-LP, the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

(16)	For the Augusta market, Arbitron issues its radio market survey reports on a semi-annual basis, rather than a quarterly basis as in our other markets.

(17)	WLRX-FM (formerly known as WEGK-FM).

(18)	WROU-FM (formerly known as WRNB-FM).

Advertising Revenue

Substantially all of our net broadcast revenue is generated from the sale of local and national advertising for broadcast on our radio stations. Local sales are made by the sales staff located in our markets. National sales are made by firms specializing in radio advertising sales on the national level. These firms are paid a commission on the advertising sold. Approximately 63% of our net broadcast revenue for the year ended December 31, 2005 was generated from the sale of local advertising and 32% from sales to national advertisers, including network advertising. The balance of net broadcast revenue is primarily derived from tower rental income, ticket sales and revenue related to Radio One sponsored events, management fees and other revenue.

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

Strategic Diversification

We continually explore opportunities in other forms of media that are complementary to our core radio business, which we believe will allow us to leverage our expertise in the African-American market and our significant listener base. In January 2006, through a joint venture with Reach Media, we launched a new African-American news/talk radio network. The network features several leading African-American personalities. To date, 26 stations have committed to carrying all or a portion of the network’s programming. In February 2005, we acquired 51% of the common stock of Reach Media, which operates The Tom Joyner Morning Show and related businesses. We currently have invested in the following media businesses:

•	TV One, which operates a cable television network offering programming targeted primarily towards African-American viewers (see discussion below);

•	iBiquity Digital Corporation (“iBiquity”), a leading developer of in-band on-channel digital broadcast technology.

In July 2003, we entered into a joint venture agreement with an affiliate of Comcast Corporation and other investors to create TV One, LLC, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. We have committed to make a cumulative cash investment of $74.0 million in TV One over approximately four years, of which we have already funded $37.0 million. In December 2004, TV One entered into a distribution agreement with

DIRECTV, Inc. (“DIRECTV”) and certain affiliates of DIRECTV became investors in TV One. As of December 31, 2005, we owned approximately 36% of TV One on a fully-converted basis.

We entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, which expires in January 2009, we are providing TV One with administrative and operational support services and access to Company personalities. Under the advertising services agreement, we are providing a specified amount of advertising to TV One over a term of five years ending in January 2009. In consideration of providing these services, we have received equity in TV One, and receive an annual fee of $500,000 in cash for providing services under the network services agreement.

We have launched websites for 65 of our radio stations, and we derive revenue from the sale of advertisements on those websites. We generally encourage our web advertisers to run simultaneous radio campaigns and use our radio airwaves to promote our websites.

Future opportunities could include investments in, or acquisitions of, companies in diverse media businesses, outdoor advertising in urban environments, music production and distribution, publishing, movie distribution, Internet-based services, and distribution of our content through emerging distribution systems such as the Internet, cellular phones, personal digital assistants, digital entertainment devices, and the home entertainment market.

Competition

The radio broadcasting industry is highly competitive. Radio One’s stations compete for audiences and advertising revenue with other radio stations and with other media such as broadcast and cable television, the Internet, satellite radio, newspapers, magazines, direct mail and outdoor advertising, some of which may be controlled by horizontally-integrated companies. Audience ratings and advertising revenue are subject to change and any adverse change in a market could adversely affect our net broadcast revenue in that market. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and advertising revenue. Other radio companies, which are larger and have more resources may also enter, or increase their presence in, markets where we operate. Although we believe our stations are well positioned to compete, we cannot assure that our stations will maintain or increase their current ratings or advertising revenue.

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies, which may impact our business. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies are being, or have been, developed including the following:

•	satellite delivered digital audio radio service, which has resulted in the introduction of several new satellite radio services with sound quality equivalent to that of compact discs;

•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers and other digital audio broadcast formats; and

•	digital audio and video content available for listening and/or viewing on the Internet and/or available for downloading to portable devices.

As a response to these and other competing technologies, we have entered into an alliance with XM Satellite Radio, whereby we program one channel on XM Satellite Radio’s satellite delivered digital audio radio service. Additionally, we, along with most other public radio companies, have invested in iBiquity, a developer of digital audio broadcast technology. We have committed over the course of the next three years to convert most of our analog broadcast radio stations to in-band, on-channel digital radio broadcasts, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services. However, we cannot assure you that these arrangements will be successful or enable us to adapt effectively to these new media technologies. As of December 31, 2005, we have converted 19 stations to digital broadcast.

Antitrust Regulation

The agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission (“FTC”) and the Department of Justice (“DOJ”), may investigate certain acquisitions. After the passage of the Telecommunications Act of 1996, the DOJ gave increased attention to reviewing proposed acquisitions of radio stations. The DOJ is likely to focus particular attention when the proposed buyer already owns one or more radio stations in the market of the station it is seeking to buy. The DOJ has challenged a number of radio broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. In general, the DOJ has more closely scrutinized radio station acquisitions where the involved radio stations account for a significant percentage of local radio advertising revenue.

We cannot predict the outcome of any specific DOJ or FTC review of a particular acquisition. Any decision by the DOJ or FTC to challenge a proposed acquisition could affect our ability to consummate an acquisition or to consummate it on the proposed terms. For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Act requires the parties to file Notification and Report Forms concerning antitrust issues with the DOJ and the FTC and to observe specified waiting period requirements before consummating the acquisition. If the investigating agency raises substantive issues in connection with a proposed transaction, the parties involved frequently engage in lengthy discussions and/or negotiations with the investigating agency to address those issues, including restructuring the proposed acquisition or divesting assets. In addition, the investigating agency could file suit in federal court to enjoin the acquisition or to require the divestiture of assets, among other remedies. All acquisitions, regardless of whether they are required to be reported under the Hart-Scott-Rodino Act, may be investigated by the DOJ or the FTC under the antitrust laws before or after consummation. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws. As part of its increased scrutiny of radio station acquisitions, the DOJ has stated publicly that it believes that local marketing agreements, joint sales agreements, time brokerage agreements and other similar agreements customarily entered into in connection with radio station transfers could violate the Hart-Scott-Rodino Act if such agreements take effect prior to the expiration of the waiting period under the Hart-Scott-Rodino Act. Furthermore, the DOJ has noted that joint sales agreements may raise antitrust concerns under Section 1 of the Sherman Act and has challenged joint sales agreements in certain locations. As indicated above, the DOJ also has stated publicly that it has established certain revenue and audience share concentration benchmarks with respect to radio station acquisitions, above which a transaction may receive additional antitrust scrutiny. However, to date, the DOJ has also investigated transactions that do not meet or exceed these benchmarks and has cleared transactions that do exceed these benchmarks.

In the past, the FCC has exercised its discretion to review individual FCC assignment or transfer of control applications involving proposed radio broadcasting transactions that it believes might raise excessive market concentration issues even where an application complies with the FCC’s media ownership limits. As part of its June 2003 decision revising media ownership rules, which proceeding is discussed below, the FCC announced that it would no longer follow this former practice of “flagging” certain assignment and transfer of control applications that raise competitive concerns for its staff to conduct a competitive analysis of the particular market. The FCC continues to adhere to this shift in practice during the pendency of a judicial stay of the revised media ownership rules adopted in the June 2003 decision, although it does retain discretion to consider such competitive issues when it reviews transactions.

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

Congress, the FCC and, in some cases, local jurisdictions, have had under consideration or reconsideration, or may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance such acquisitions. Such matters include or may include:

•	changes to the license authorization and renewal process;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	changes to rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding political and non-political program content, funding, political advertising rates, and sponsorship disclosures;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals regarding the regulation of the broadcast of indecent or violent content;

•	proposals to increase the actions stations must take to demonstrate service to their local communities;

•	technical and frequency allocation matters;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

•	changes to allow satellite radio operators to insert local content into their programming service;

•	changes to allow telephone companies to deliver audio and video programming to homes in their service areas; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

					Antenna
				ERP (FM)	Height (AM)
	Station Call	Year of		Power (AM)	HAAT (FM)	Operating	Expiration Date
Market	Letters	Acquisition	FCC Class	in Kilowatts	in Meters	Frequency	of FCC License

Atlanta	WPZE-FM	1999	C3	7.9	175.0	97.5 MHz	04/01/2012
	WJZZ-FM	1999	C3	21.5	110.0	107.5 MHz	04/01/2012
	WHTA-FM	2002	C2	27.0	176.0	107.9 MHz	04/01/2012
	WAMJ-FM	2004	A	3.0	143.0	102.5 MHz	04/01/2012
Washington, DC	WOL-AM	1980	C	1.0	90.8	1450 kHz	10/01/2011
	WMMJ-FM	1987	A	2.9	146.0	102.3 MHz	10/01/2011
	WKYS-FM	1995	B	24.5	215.0	93.9 MHz	10/01/2011
	WYCB-AM	1998	C	1.0	81.9	1340 kHz	10/01/2011
Philadelphia	WPPZ-FM(1)	1997	A	0.34	305.0	103.9 MHz	08/01/2006
	WPHI-FM(2)	2000	B	35.0	183.0	100.3 MHz	08/01/2006
	WRNB-FM(3)	2004	A	0.78	276.0	107.9 MHz	06/01/2006	*
Detroit	WDMK-FM	1998	B	20.0	221.0	105.9 MHz	10/01/2004	*
	WCHB-AM	1998	B	50.0	71.1	1200 kHz	10/01/2012	*
	WHTD-FM	1998	B	50.0	152.0	102.7 MHz	10/01/2012
Los Angeles	KKBT-FM(4)	2000	B	5.3	916.0	100.3 MHz	12/01/2005	*
Miami	WTPS-AM(6)	2000	B	50.0	90.0	1080 kHz	02/01/2012
Houston	KMJQ-FM	2000	C	100.0	524.0	102.1 MHz	08/01/2013
	KBXX-FM	2000	C	100.0	585.0	97.9 MHz	08/01/2013
	KROI-FM(5)	2004	C1	21.4	526.0	92.1 MHz	08/01/2013
Dallas	KBFB-FM	2000	C	100.0	491.0	97.9 MHz	08/01/2013
	KSOC-FM	2001	C	78.0	591.0	94.5 MHz	08/01/2013
Baltimore	WWIN-AM	1992	C	0.5	146.0	1400 kHz	10/01/2011
	WWIN-FM	1992	A	3.0	91.0	95.9 MHz	10/01/2011
	WOLB-AM	1993	D	0.25	103.5	1010 kHz	10/01/2011
	WERQ-FM	1993	B	37.0	174.0	92.3 MHz	10/01/2011
St. Louis	WFUN-FM	1999	C3	24.5	102.0	95.5 MHz	12/01/2004	*
	WHHL-FM(7)		C2	39.0	168.0	104.1 MHz	12/01/2012
Cleveland	WERE-AM	1999	B	5.0	200.0	1300 kHz	10/01/2012
	WENZ-FM	1999	B	16.0	272.0	107.9 MHz	10/01/2012
	WZAK-FM	2000	B	27.5	189.0	93.1 MHz	10/01/2012
	WJMO-AM	2000	C	1.0	190.9	1490 kHz	10/01/2012
Charlotte	WQNC-FM(8)	2000	A	6.0	100.0	92.7 MHz	12/01/2011
	WPZS-FM(9)	2004	A	6.0	100.0	100.9 MHz	12/01/2011
Richmond	WPZZ-FM(10)	1999	C1	100.0	299.0	104.7 MHz	10/01/2011
	WCDX-FM	2001	B1	4.5	235.0	92.1 MHz	10/01/2011
	WKJM-FM(11)	2001	A	6.0	100.0	99.3 MHz	10/01/2011
	WKJS-FM(12)	2001	A	2.3	162.0	105.7 MHz	10/01/2011
	WROU-AM(13)	2001	C	1.0	181.5	1240 kHz	10/01/2011
Raleigh-Durham	WQOK-FM	2000	C1	100.0	299.0	97.5 MHz	10/01/2011
	WFXK-FM	2000	C1	100.0	299.0	104.3 MHz	12/01/2011
	WFXC-FM	2000	A	2.6	153.0	107.1 MHz	12/01/2011
	WNNL-FM	2000	C3	7.9	176.0	103.9 MHz	12/01/2011
Boston	WILD-FM	1999	A	1.7	176.0	97.7 MHz	04/01/2006	*
	WILD-AM	2001	D	5.0	78.0	1090 kHz	04/01/2006	*
Cincinnati	WIZF-FM	2001	A	1.25	155.0	100.9 MHz	08/01/2012
	WDBZ-AM(14)		C	1.0	89.6	1230kHz	10/01/2012

					Antenna
				ERP (FM)	Height (AM)
	Station Call	Year of		Power (AM)	HAAT (FM)	Operating	Expiration Date
Market	Letters	Acquisition	FCC Class	in Kilowatts	in Meters	Frequency	of FCC License

Columbus	WCKX-FM	2001	A	1.9	126.0	107.5 MHz	10/01/2012
	WXMG-FM	2001	A	2.6	154.0	98.9 MHz	10/01/2012
	WJYD-FM	2001	A	6.0	100.0	106.3 MHz	10/01/2012
Indianapolis	WHHH-FM	2000	A	3.3	87.0	96.3 MHz	08/01/2012
	WTLC-FM	2000	A	3.0	100.0	106.7 MHz	08/01/2012
	WYJZ-FM	2000	A	6.0	100.0	100.9 MHz	08/01/2012
	WTLC-AM	2001	B	5.0	221.0	1310 kHz	08/01/2012
Minneapolis	KTTB-FM	2001	C1	100.0	176.0	96.3 MHz	04/01/2005	*
Augusta	WAEG-FM	2000	A	3.0	100.0	92.3 MHz	04/01/2012
	WTHB-FM	2000	A	6.0	100.0	100.9 MHz	04/01/2012
	WAKB-FM	2000	C3	0.75	416.0	96.9 MHz	04/01/2012
	WFXA-FM	2000	A	6.0	92.0	103.1 MHz	04/01/2012
	WTHB-AM	2000	D	5.0	154.9	1550 kHz	04/01/2012
Louisville	WDJX-FM	2001	B	24.0	218.0	99.7 MHz	08/01/2012
	WLRX-FM(15)	2003	A	3.0	100.0	104.3 MHz	08/01/2012
	WGZB-FM	2001	A	1.6	194.0	96.5 MHz	08/01/2012
	WXMA-FM	2001	A	6.0	87.0	102.3 MHz	08/01/2012
	WMJM-FM	2001	A	2.0	59.0	101.3 MHz	08/01/2012
	WLRS-FM	2001	A	2.2	136.0	105.1 MHz	08/01/2012
Dayton	WGTZ-FM	2001	B	40.0	168.0	92.9 MHz	10/01/2004	*
	WDHT-FM	2001	B	50.0	150.0	102.9 MHz	10/01/2004	*
	WING-AM	2001	B	5.0	200.0	1410 kHz	10/01/2004	*
	WKSW-FM	2001	A	3.2	124.0	101.7 MHz	10/01/2012
	WROU-FM(16)	2003	A	0.89	182.0	92.1 MHz	10/01/2004	*

(1)	WPPZ-FM (formerly known as WPHI-FM). WPPZ-FM operates with facilities equivalent to 3kW at 100 meters.

(2)	WPHI-FM (formerly known as WPLY-FM).

(3)	WRNB-FM (formerly known as WPPZ-FM, formerly known as WSNJ-FM, and formerly licensed to Bridgeton, NJ). The FCC granted authority to change the community of license to Pennsauken, NJ and we relocated the operations of the stations to serve the greater Philadelphia market.

(4)	We also hold a license for K261AB, a translator for KKBT-FM.

(5)	KROI-FM (formerly known as KRTS-FM).

(6)	WTPS-AM (formerly known as WVCG-AM).

(7)	WHHL-FM (formerly known as WRDA-FM). We operate WHHL-FM pursuant to a local marketing agreement.

(8)	WQNC-FM (formerly known as WCHH-FM).

(9)	WPZS-FM (formerly known as WABZ-FM).

(10)	WPZZ-FM (formerly known as WKJS-FM).

(11)	WKJM-FM (formerly known as WPZZ-FM).

(12)	WKJS-FM (formerly known as WJMO-FM).

(13)	WROU-AM (formerly known as WGCV-AM).

(14)	We operate WDBZ-AM pursuant to a local marketing agreement.

(15)	WLRX-FM (formerly known as WEGK-FM).

(16)	WROU-FM (formerly known as WRNB-FM).

*	Renewal of the license is currently pending before the FCC.

To obtain the FCC’s prior consent to assign or transfer control of a broadcast license, an appropriate application must be filed with the FCC. If the application to assign or transfer the license involves a substantial change in ownership or control of the licensee, for example, the transfer or acquisition of more than 50% of the voting stock, the long form application must be placed on an FCC public notice for a period of 30 days during which petitions to deny the application may be filed by interested parties. Informal objections may be filed any time until the FCC acts upon the application. If the FCC grants an assignment or transfer application, administrative procedures provide for reconsideration of the grant. The Communications Act also permits the appeal of a contested grant to a federal court in certain instances.

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

The FCC generally applies its media ownership limits, which are discussed below, to “attributable” interests held by an individual, corporation, partnership or other association or entity, including limited liability companies. In the case of a corporation holding broadcast licenses, the interests of officers, directors and those who, directly or indirectly hold five percent or more of the total outstanding votes of a licensee corporation are generally deemed attributable interests. Certain passive investors that hold stock for investment purposes only become attributable with the ownership of 20% or more of the voting stock of the corporation holding broadcast licenses. An entity with one or more radio stations in a radio market that enters into a local marketing agreement or a time brokerage agreement with another radio station in the same market obtains an attributable interest in the brokered radio station for purposes of the FCC’s local radio station ownership rules, if the brokering station supplies more than 15% of the brokered radio station’s weekly broadcast hours. Similarly, under a new FCC rule, a station licensee’s rights under a joint sales agreement (“JSA”) to sell more than 15% per week of the advertising time on another station in the same market constitutes an attributable ownership interest for purposes of the FCC’s ownership rules. This new rule was adopted as part of a larger 2003 media ownership decision, and is one of the few rule changes adopted in that decision that has gone into effect (most of the new rules are subject to judicial stay pending remand proceedings).

Under the FCC’s current policies, debt instruments, non-voting stock, options and warrants for voting stock that have not yet been exercised, minority voting interests in corporations having a single majority shareholder and insulated limited partnership or limited liability company membership interests where the interest holder is not “materially involved” in the media-related activities of the partnership or company generally do not subject their holders to attribution unless such interests implicate the FCC’s equity-debt-plus (or “EDP”) rule. Under the EDP rule, a major programming supplier or a same-market media entity will have an attributable interest in a station if the supplier or same-market media entity also holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and equity held by insulated limited partners or limited liability company members. Debt includes all liabilities, whether long-term or short-term. A major programming supplier includes any programming supplier that provides more than 15% of the station’s weekly programming hours. A same-market media entity subject to the ownership restrictions applicable to radio stations includes any holder of an attributable interest in a broadcast station or daily newspaper, located in the same market as the station, but only if the holder’s interest is attributable under an FCC attribution rule other than the EDP rule.

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

These media ownership rules are subject to periodic review by the FCC. In its 2003 media ownership decision, the FCC voted to retain the limits it previously had on the number of radio broadcast stations one entity may own, control, or in which it may have an attributable interest, within a local market, but to change the way a local market is defined. As noted above, the FCC also voted to make JSAs involving more than 15% of a same-market station’s as sales “attributable” under the media ownership limits. The 2003 rules were challenged in court, and the Third Circuit held that the FCC did not adequately justify its radio ownership limits and stayed their implementation. After the Third Circuit partially lifted its stay to allow the new radio market definition and rule attributing JSAs to go into effect, the FCC revised its application forms for transfers of control and assignments of licenses to incorporate these aspects of the new rules, and the FCC is now applying such revisions to all pending and new applications.

The numerical limits on radio stations that one entity may own in a local market, that were in place prior to the 2003 media ownership decision, and retained in that decision but subject to further review based on the Third Circuit’s decision, are as follows:

•	in a radio market with 45 or more commercial radio stations, a party may own, operate or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM).

•	in a radio market with 30 to 44 commercial radio stations, a party may own, operate or control up to seven commercial radio stations, not more than four of which are in the same service (AM or FM).

•	in a radio market with 15 to 29 commercial radio stations, a party may own, operate or control up to six commercial radio stations, not more than four of which are in the same service (AM or FM).

•	in a radio market with 14 or fewer commercial radio stations, a party may own, operate or control up to five commercial radio stations, not more than three of which are in the same service (AM or FM), except that a party may not own, operate, or control more than 50% of the radio stations in such market.

To apply these four local numerical caps or tiers, the FCC defines local radio market areas and the number of radio stations in such markets. For a number of years, the FCC employed a contour-overlap methodology. As part of the 2003 media ownership decision, the FCC decided to rely on Arbitron Metro Survey Areas (in portions of the country where they exist), rather than the contour-overlap methodology. It also grandfathered existing local radio combinations that conflicted with the new rules based on the revised market definition until the combination is sold. While these changes were initially subject to the Third Circuit’s stay, at the request of the FCC the Third Circuit decided to lift its stay with respect to the use of Arbitron Metro Survey areas and the transferability restrictions. It is important to note that the market definition employed by the FCC to determine compliance with its rules is not necessarily the same as that used for purposes of the Hart-Scott-Rodino Act. In addition, for radio stations located outside Arbitron Metro Survey Areas, the FCC instituted a rulemaking to determine how to define local radio markets in such areas. In the interim, the FCC is applying a modified contour-overlap methodology. Under this approach, the FCC uses one overlapping contour methodology for defining a local radio market and counting the number of stations that the applicant controls or proposes to control in that market, and it employs a separate overlapping contour methodology for determining the number of operating commercial radio stations in the market for determining compliance with the local radio ownership caps.

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

The rules adopted in the FCC’s 2003 ownership decision are still in flux and subject both to further court proceedings and court review. At the FCC, the rules are currently on remand from the Third Circuit and the FCC has yet to institute further proceedings. There are also petitions for reconsideration of the 2003 ownership decision on file and pending at the FCC. In addition, the FCC’s media ownership rules are subject to periodic review by the FCC. The next periodic review is scheduled to begin in 2006.

All of these attribution and media ownership rules limit the number of radio stations we may acquire or own in any particular market and may limit the prospective buyers of any stations we want to sell.

The FCC’s new rules, including any further changes resulting from FCC and court action, could affect our business in a number of ways, including, but not limited to, the following:

•	enforcement of a more narrow market definition based upon Arbitron markets could have an adverse effect on our ability to accumulate stations in a given area or to sell a group of stations in a local market to a single entity.

•	restricting the assignment and transfer of control of radio combinations that exceed the new ownership limits as a result of the revised local market definitions could adversely affect our ability to buy or sell a group of stations in a local market from or to a single entity.

•	“attributing” joint sales agreements for multiple ownership purposes could limit our ability to buy or sell time on certain stations.

•	in general terms, future changes in the way the FCC defines markets or determines excess market concentration for purposes of the broadcast multiple ownership rules, could limit our ability to acquire new stations in certain markets, our ability to operate stations pursuant to certain agreements, and our ability to improve the coverage contours of our existing stations.

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

The FCC requires that licensees not discriminate in hiring practices. In November 2002, the FCC adopted new Equal Employment Opportunity (“EEO”) rules, which became effective March 10, 2003, that bar employment discrimination by broadcast stations on the basis of race, color, religion, national origin or gender. They also require station employment units with at least five full-time employees to widely disseminate information about all full-time job openings, absent certain limited exceptions, to recruitment sources, including those requesting to be on the job-vacancy notification list, so as to reach all segments of the population in the communities served by the employment unit. In addition, station employment units must undertake a set number of non-vacancy-specific outreach initiatives (normally every two years) from an FCC menu of outreach initiatives, including, for example, meaningful participation in job fairs, internships or scholarship programs. Station employment units subject to these recruitment and outreach requirements must retain various records of their efforts and place in their public inspection files, annually, an EEO public file report (posting an electronic version on their Internet websites). Radio station employment units with more than 10 full-time employees generally must file certain of their annual EEO public file reports with the FCC midway through their license term. The FCC is considering whether to apply these recruitment requirements to part-time employment positions.

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

Employees

As of February 15, 2006, we employed 1,091 full-time employees and 769 part-time employees. Our employees are not unionized; however, some of our employees are covered by collective bargaining agreements that we assumed in connection with certain of our station acquisitions. We have not experienced any work stoppages and believe relations with our employees are satisfactory.

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

ITEM 1A.	RISK FACTORS

Our future operating results could be adversely affected by a number of risks and uncertainties, the most significant of which are described below.

Our revenues are substantially dependent on spending by advertisers, and a decrease in such spending would adversely affect our revenue and operating results.

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

We may lose audience share and advertising revenue to competing radio stations or other media competitors.

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

If we are unable to successfully identify, acquire and integrate businesses pursuant to our diversification strategy, our business and prospects may be adversely impacted.

We are pursuing a strategy of acquiring and investing in other forms of media that complement our core radio business in an effort to grow our business and diversify our revenue streams. We will not be able to pursue these acquisitions and investments if we cannot find suitable acquisition or investment opportunities or obtain acceptable financing. The negotiation of transactions, as well as the integration of an acquired business, could require us to incur significant costs and cause diversion of management’s time and resources. In addition, the transactions we pursue may prove to be unprofitable or fail to achieve the anticipated benefits. As such, we can provide no assurance that our diversification strategy will be successful.

We must respond to the rapid changes in technology, services and standards, which characterize our industry in order to remain competitive.

The radio broadcasting industry is subject to evolving industry standards and the emergence of new media technologies, which may impact our business. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies are being, or have been, developed, including the following:

•	satellite delivered digital audio radio service, which has resulted in the introduction of several new satellite radio services with sound quality equivalent to that of compact discs;

•	audio programming by cable television systems, direct broadcast satellite systems, Internet content providers and other digital audio broadcast formats; and

•	digital audio and video content available for listening and/or viewing on the Internet and/or available for downloading to portable devices.

We cannot assure you that we will be able to adapt effectively to these new media technologies.

The loss of key personnel, including on-air talent, could disrupt the management and operations of our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers, including our Chief Executive Officer (“CEO”), Chief Financial Officer, Chief Operating Officer and Chief Administrative Officer, and other key employees, including on-air personalities. We believe that the unique combination of skills and experience possessed by our executive officers could be difficult to replace, and that the loss of any one of them could have a material adverse effect on us, including the impairment of our ability to execute our business strategy. Additionally, we employ or independently contract with several on-air personalities and hosts of syndicated radio programs with significant loyal audiences in their respective broadcast areas. These on-air personalities are sometimes significantly responsible for the ranking of a station, and thus, the ability of the station to sell advertising. In addition, since we derive revenue from syndicating programs hosted by these on-air personalities, the loss of such on-air personalities could impact our revenues. We cannot be assured that these individuals will remain with us or will retain their current audiences.

Our growth strategy could be hampered by a lack of attractive opportunities or other risks associated with integrating the operations, systems and management of the radio stations we acquire.

Our growth strategy partially depends on our ability to identify underperforming radio stations or stick stations in attractive markets, to purchase such stations at a reasonable cost and to increase ratings, revenue and cash flow from such radio stations. Some of the material risks that could hinder our ability to implement this strategy include:

•	increases in prices for radio stations due to increased competition for acquisition opportunities;

•	reduction in the number of suitable acquisition targets;

•	failure or unanticipated delays in completing acquisitions due to difficulties in obtaining required regulatory approval, including possible difficulties in obtaining antitrust approval for acquisitions in markets where we already own multiple stations or potential delays resulting from the uncertainty arising from legal challenges to the FCC’s adoption of new broadcast ownership rules;

•	difficulty in integrating operations and systems and managing a large and geographically diverse group of radio stations;

•	failure of some acquisitions to prove profitable or generate sufficient cash flow;

•	issuance of large amounts of common stock in order to purchase radio stations;

•	need to finance acquisitions through funding from the debt markets; and

•	inability to finance acquisitions on acceptable terms.

Our business depends on maintaining our licenses with the FCC. We could be prevented from operating a radio station if we fail to maintain its license.

Radio broadcasters depend upon maintaining radio broadcasting licenses issued by the FCC. These licenses are ordinarily issued for a maximum term of eight years and are renewable. Our radio broadcasting licenses expire at various times through August 1, 2013. Although we may apply to renew our radio broadcasting licenses, interested third parties may challenge our renewal applications. In addition, we are subject to extensive and changing regulation by the FCC with respect to such matters as programming, indecency standards, technical operations, employment and business practices. If we or any of our significant stockholders, officers, or directors violate the FCC’s rules and regulations or the Communications Act of 1934, or is convicted of a felony, the FCC may commence a proceeding to impose fines or sanctions upon us. Examples of possible sanctions include the imposition of fines, the renewal of one or more of our broadcasting licenses for a term of fewer than eight years or the revocation of our broadcast licenses. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success.

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

In June 2003, the FCC issued a media ownership decision, which substantially altered its television, radio and cross-media ownership restrictions (the “2003 rules”). The FCC’s media ownership restrictions apply to parties that hold “attributable” interests in broadcast station licensees. With respect to radio, the 2003 rules, among other things, (a) retained the pre-existing numerical limits on the permissible number of radio stations in FCC-defined local radio markets in which a party may co-own or have an attributable interest; (b) redefined local radio markets to rely on Arbitron Metro Survey Areas (Arbitron Metros) (in portions of the country where they exist) in place of the contour-overlap methodology previously used; (c) grandfathered existing local radio combinations that conflict with the 2003 rules based on the Arbitron Metro definition of local radio markets until the combination is sold; (d) provided that a contract to sell more than 15% per week of the advertising time on another in-market radio station (Joint Sales Agreement or JSA) constitutes an attributable interest; and (e) replaced radio-TV and daily newspaper-broadcast cross-ownership rules with a more relaxed single set of new cross-media ownership restrictions. In addition, the FCC instituted a rulemaking to determine how to define local radio markets in areas outside Arbitron Metros.

The 2003 rules were challenged in court. The challenges were consolidated before the U.S. Court of Appeals for the Third Circuit, which initially issued a stay of the 2003 rules before they became effective and subsequently remanded many of them to the FCC for further proceedings, keeping the judicial stay in place and retaining jurisdiction. As a result, the FCC continued to apply the rules in effect before the stay. The FCC also filed a petition to partially lift the judicial stay as it relates to the new local radio ownership restrictions. The Third Circuit lifted the stay as it relates to the FCC’s decision to (i) make JSAs an attributable interest, (ii) define local radio markets based on Arbitron Metros, and (iii) grandfather certain local radio combinations only until the combination is sold. The court declined to lift the stay as to “matters pertaining to numerical limits on local radio ownership and the AM ‘subcap’.” In response, the FCC revised its application forms for transfers of control and assignments of licenses to incorporate these aspects of the 2003 rules, and the FCC is now applying such revisions to all pending and new applications.

The FCC’s media ownership rules remain in flux and subject to further agency and court proceedings. Certain of the parties to the Third Circuit’s decision requested review by the U.S. Supreme Court, which request was denied. At the FCC, the 2003 rules are currently on remand from the Third Circuit and the FCC has not yet instituted further proceedings. Also, the FCC has not yet ruled on pending petitions for reconsideration of the decision adopting the 2003 rules.

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

In 2004, the FCC indicated that it was enhancing its enforcement efforts relating to the regulation of indecency. Congress is considering legislation that would dramatically increase the penalties for broadcasting indecent programming and potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material. In addition, the FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations.

Two common stockholders have a majority voting interest in Radio One and have the power to control matters on which our common stockholders may vote, and their interests may conflict with yours.

As of March 3, 2006, our Chairperson and her son, our President and CEO collectively held approximately 72.8% of the outstanding voting power of our common stock. As a result, our Chairperson and the CEO will control most decisions involving us, including transactions involving a change of control, such as a sale or merger. In addition, certain covenants in our debt instruments require that our Chairperson and the CEO maintain a specified ownership and voting interest in us, and prohibit other parties’ voting interests from exceeding specified amounts. In addition, the TV One operating agreement provides for adverse consequences to Radio One in the event our

Chairperson and CEO fail to maintain a specified ownership and voting interest in us. Our Chairperson and the CEO have agreed to vote their shares together in elections of members to the board of directors.

Our substantial level of debt could limit our ability to grow and compete.

As of March 3, 2006, we had indebtedness of approximately $952.5 million. In June 2005, we borrowed $437.5 million under our new credit facility to retire all outstanding obligations under our previous credit facilities. Draw downs of revolving loans under the credit facility are subject to compliance with provisions of our credit agreement, including, but not limited to, the financial covenants. Currently, we are permitted to borrow up to an additional approximately $103.4 million under our new credit facility. See “Management’s Discussion and Analysis — Liquidity and Capital Resources.” We may reborrow under our revolving credit facility as needed to fund our working capital needs, for general corporate purposes and to fund permitted acquisitions and investments. A portion of our indebtedness bears interest at variable rates. Our substantial level of indebtedness could adversely affect us for various reasons, including limiting our ability to:

•	obtain additional financing for working capital, capital expenditures, acquisitions, debt payments or other corporate purposes;

•	have sufficient funds available for operations, future business opportunities or other purposes;

•	compete with competitors that have less debt than we do; and

•	react to changing market conditions, changes in our industry and economic downturns.

The foregoing list is not exhaustive. There can be no assurance that we have correctly identified and appropriately assessed all factors affecting our business or that the publicly available and other information with respect to these matters is complete and correct. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

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

In November 2001, Radio One and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned, In re Radio One, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10160. Similar

complaints were filed in the same court against hundreds of other public companies (Issuers) that conducted initial public offerings of their common stock in the late 1990s (“the IPO Lawsuits”). In the complaint filed against Radio One (as amended), the plaintiffs claimed that Radio One, certain of its officers and directors, and the underwriters of certain of its public offerings violated Section 11 of the Securities Act. The plaintiffs’ claim was based on allegations that Radio One’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by the underwriters, and the stock allocation practices of the underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

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

In June 2004, Radio One executed a final settlement agreement with the plaintiffs. In February 2005, the court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive order. A form of Notice was sent to members of the settlement classes beginning in November 2005. The court has set a Final Settlement Fairness Hearing on the settlement in April 2006. The settlement is still subject to statutory notice requirements and final judicial approval.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2005.

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

	High	Low

2005
First Quarter	$16.48	$13.04
Second Quarter	15.08	12.29
Third Quarter	14.59	12.46
Fourth Quarter	13.25	10.21
2004
First Quarter	$20.00	$17.55
Second Quarter	20.30	15.12
Third Quarter	16.56	14.07
Fourth Quarter	16.38	13.02

Our Class D common stock is traded on the Nasdaq Stock Market under the symbol “ROIAK.” The following table presents, for the quarters indicated, the high and low sales prices per share of our Class D common stock as reported on the Nasdaq Stock Market.

	High	Low

2005
First Quarter	$16.43	$13.06
Second Quarter	15.05	12.30
Third Quarter	14.59	12.46
Fourth Quarter	13.25	10.22
2004
First Quarter	$19.83	$17.55
Second Quarter	20.24	15.01
Third Quarter	16.50	14.08
Fourth Quarter	16.36	13.01

The following table provides information on our repurchases of our Class A and Class D common stock during the three months ended December 31, 2005.

				Maximum
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
	Total Number of		as Part of Publicly	that May Yet be
	Shares	Average Price	Announced Plans	Purchased Under the
	Purchased(1)	Paid per Share	or Programs	Plans or Programs

November 2005	330,445 Class A	$10.78	330,445
November 2005	3,043,526 Class D	$10.80	3,043,526
Total	3,373,971		3,373,971	$72,343,732

(1)	In May 2005, the Company’s board of directors authorized a stock repurchase program for up to $150.0 million of the Company’s Class A and Class D common stock over a period of 18 months, with the amount and timing of repurchases based on stock price, general economic and market conditions, certain restrictions contained in the Credit Agreement governing the Company’s credit facilities and subordinated debt and certain other factors. The repurchase program does not obligate the Company to repurchase any of its common stock and may be discontinued or suspended at any time.

Dividends

Since first selling our common stock publicly in May 1999, we have not declared any cash dividends on our common stock. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our board of directors in light of our earnings, financial position, capital requirements, contractual restrictions contained in our credit facility and the indentures governing our senior subordinated notes, and such other factors as the board of directors deems relevant. See “Management’s Discussion and Analysis — Liquidity and Capital Resources” and Note 8 of our Consolidated Financial Statements — Long-Term Debt.

Number of Stockholders

Based upon a survey of record holders and a review of our stock transfer records, as of March 3, 2006, there were approximately 166 holders of Radio One’s Class A common stock, three holders of Radio One’s Class B common stock, three holders of Radio One’s Class C common stock, and approximately 111 holders of Radio One’s Class D common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following table contains selected historical consolidated financial data with respect to Radio One. The selected historical consolidated financial data have been derived from the audited consolidated financial statements of Radio One for each of the years in the five-year period ended December 31, 2005. The pro forma results are presented as if the provisions of Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” had been adopted for all periods presented, and are unaudited. The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Radio One included elsewhere in this report.

	Year Ended December 31,(1)
	2005	2004	2003	2002	2001
	(In thousands, except share data)

Statements of Income:
Net broadcast revenue	$371,134	$319,761	$303,150	$295,851	$243,804
Programming and technical expenses	70,376	53,358	51,496	49,582	40,791
Selling, general and administrative expenses	116,969	91,517	92,157	94,884	79,672
Corporate expenses	24,286	16,658	14,334	13,765	10,065
Depreciation and amortization	16,590	16,934	18,078	17,640	129,723

Operating income (loss)	142,913	141,294	127,085	119,980	(16,447)
Interest expense(2)	63,011	39,611	41,438	59,143	63,358
Equity in loss of affiliated company	1,846	3,905	2,123	—	—
Gain on sale of assets, net	—	—	—	133	4,224
Other income, net	1,345	2,541	2,721	1,213	991
Income tax provision (benefit)	27,003	38,717	32,462	25,282	(24,550)
Minority interest in income of subsidiary	1,868	—	—	—	—

Income (loss) before extraordinary item and cumulative effect of accounting change	50,530	61,602	53,783	36,901	(50,040)
Extraordinary loss, net of tax	—	—	—	—	5,207

	Year Ended December 31,(1)
	2005	2004	2003	2002	2001
	(In thousands, except share data)

Cumulative effect of a change in accounting principle, net of tax	—	—	—	29,847	—

Net income (loss)	50,530	61,602	53,783	7,054	(55,247)
Preferred stock dividend	2,761	20,140	20,140	20,140	20,140

Net income (loss) applicable to common stockholders	$47,769	$41,462	$33,643	$(13,086)	$(75,387)

Net income (loss) per common share — basic:
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle(3)	$0.46	$0.40	$0.32	$0.16	$(0.78)
Extraordinary item	—	—	—	—	(0.05)
Cumulative effect of a change in accounting principle	—	—	—	(0.29)	—

Net income (loss) applicable to common stockholders per share	$0.46	$0.40	$0.32	$(0.13)	$(0.83)

Net income (loss) per common share — diluted:
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle(3)	$0.46	$0.39	$0.32	$0.16	$(0.78)
Extraordinary item	—	—	—	—	(0.05)
Cumulative effect of a change in accounting principle	—	—	—	(0.29)	—

Net income (loss) applicable to common stockholders per share	$0.46	$0.39	$0.32	$(0.13)	$(0.83)

Pro Forma Amounts:(4)
Net income	$50,530	$61,602	$53,783	$36,901	$21,302
Net income applicable to common stockholders	47,769	41,462	33,643	16,761	1,162
Net income per share applicable to common stockholders — basic	0.46	0.40	0.32	0.16	0.01
Net income per share applicable to common stockholders — diluted	0.46	0.39	0.32	0.16	0.01
Statement of Cash Flows:
Cash flows from (used in) —
Operating activities	$101,631	$123,719	$109,720	$70,821	$59,783
Investing activities	(28,305)	(155,498)	(44,357)	(105,277)	(146,928)
Financing activities	(64,636)	4,160	(72,768)	47,756	98,381
Other Data:
Cash interest expense(5)	$58,840	$37,909	$39,743	$57,089	$61,371
Capital expenditures	15,737	12,979	11,382	10,971	9,283

	Year Ended December 31,(1)
	2005	2004	2003	2002	2001
	(In thousands, except share data)

Balance Sheet Data:
Cash and cash equivalents	$19,081	$10,391	$38,010	$45,415	$32,115
Short-term investments	—	10,000	40,700	40,700	—
Intangible assets, net	2,013,480	1,931,045	1,782,258	1,776,626	1,776,201
Total assets	2,201,380	2,111,141	2,001,461	1,984,360	1,923,915
Total debt (including current portion)	952,520	620,028	597,535	650,001	780,022
Total liabilities	1,777,983	782,696	723,042	740,337	870,968
Total stockholders’ equity	1,020,541	1,328,445	1,278,419	1,244,023	1,052,947

(1)	Year-to-year comparisons are significantly affected by Radio One’s acquisitions during the periods covered.

(2)	Interest expense includes non-cash interest, such as the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs.

(3)	Income (loss) before extraordinary item and cumulative effect of a change in accounting principle is the reported amount, less dividends paid on Radio One’s preferred securities.

(4)	The pro forma amounts summarize the effect of SFAS No. 142 as of the beginning of the periods presented. For 2001, the net loss is adjusted to eliminate the amortization expense recognized in those periods related to goodwill and radio broadcasting licenses, as these indefinite-lived assets are no longer amortized under SFAS No. 142. The adjusted amounts do not include any adjustments for potential impairment of Radio One’s indefinite-lived assets that could have resulted if Radio One had adopted SFAS No. 142 as of the beginning of the years presented and performed the required impairment test under this standard.

(5)	Cash interest expense is calculated as interest expense less non-cash interest, including the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs for the indicated period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Overview

For 2005, our net broadcast revenue continued to outpace the growth of the radio industry. However, overall industry growth remains stagnant.

We remain concerned about the state of the radio industry. As a result, we will continue to be prudent with respect to our radio acquisition strategy, and will continue to monitor our cost growth very closely.

Competition from digital audio players, the Internet and satellite radio, to name a few, is one of the primary reasons the radio industry has seen such slow growth over the past few years. Advertisers have shifted their advertising budgets away from traditional media such as newspapers, broadcast television and radio to new media forms. Additionally, Internet companies have evolved from being large sources of advertising revenue for radio companies in the late-1990s, to being significant competitors for advertising dollars. All of these dynamics present significant challenges for companies such as ours as we look to maintain our listener levels and find new sources of revenue.

We remain hopeful that the radio industry will see some signs of recovery in 2006. Whether or not such recovery occurs, we intend to build a company that will provide advertisers and creators of content a multifaceted way to reach African-American consumers.

Results of Operations

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

In February 2005, we acquired 51% of the common stock of Reach Media, Inc. (“Reach Media”). Reach Media primarily derives revenue from the sale of advertising time on the affiliate stations, which broadcast the Tom Joyner Morning Show. The affiliate radio stations provide Reach Media with advertising inventory on their stations, which is then sold to the marketplace through a sales representative agreement with ABC Radio Networks. ABC Radio Networks guarantees Reach Media an agreed upon amount of annual revenue, with the potential to earn additional amounts if certain revenue goals are met. The agreement with ABC Radio Networks runs through 2009. Additional revenue is generated by Reach Media from special events, sponsorships, its internet business and other related activities.

During the year ended December 31, 2005, approximately 63% of our net revenue was generated from local advertising and approximately 32% was generated from national advertising, including network advertising. In comparison, during the year ended December 31, 2004, approximately 70% of our net revenue was generated from local advertising and approximately 27% was generated from national advertising, including network advertising. The change in the revenue mix is primarily due to the consolidation of the March through December 2005 operating results of Reach Media. The balance of revenue was generated primarily from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

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

Measurement of Performance

We monitor and evaluate the growth and operational performance of our business using net income and the following key metrics:

(a) Net broadcast revenue:  The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net broadcast revenue. Net broadcast revenue consists of gross broadcast revenue net of local and national agency and outside sales representative commissions, consistent with industry practice. Net broadcast revenue is recognized in the period in which advertisements are broadcast. Net broadcast revenue also includes advertising aired in exchange for goods and services, which is recorded at fair value.

(b) Station operating income:  Net income before depreciation and amortization, income taxes, interest income, interest expense, equity in loss of affiliated company, minority interest in income of subsidiary, other income, corporate expenses, excluding non-cash compensation and non-cash compensation expenses is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets because station operating income provides helpful information about our results of operations apart from expenses associated with our physical plant, income taxes provision, investments, debt financings, overhead and non-cash compensation. Station operating income is frequently used as one of the bases for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

(c) Station operating income margin:  Station operating income margin represents station operating income as a percentage of net broadcast revenue. Station operating income margin is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe that station operating income margin is a useful measure of our performance because it provides helpful information about our profitability as a percentage of our net broadcast revenue.

(d) EBITDA:  Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our industry as EBITDA. EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business because EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financings, and our provision for tax expense. Accordingly, we believe that EBITDA provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant or capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	Year Ended December 31,
	2005	2004	2003
	(In thousands, except margin data)

Net broadcast revenue	$371,134	$319,761	$303,150
Station operating income(1)	183,848	175,690	159,497
Station operating income margin	50%	55%	53%
EBITDA(2)	155,706	154,340	143,173
Net income	50,530	61,602	53,783

(1)	The reconciliation of net income to station operating income is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Net income as reported	$50,530	$61,602	$53,783
Add back non-station operating income items included in net income:
Interest income	(1,428)	(2,524)	(2,588)
Interest expense	63,011	39,611	41,438
Provision for income taxes	27,003	38,717	32,462
Corporate expenses, excluding non-cash compensation	22,587	15,049	12,589
Non-cash compensation	1,758	2,413	1,745
Equity in loss of affiliated company	1,846	3,905	2,123
Other expense (income), net	83	(17)	(133)
Minority interest in income of subsidiary	1,868	—	—
Depreciation and amortization	16,590	16,934	18,078

Station operating income	$183,848	$175,690	$159,497

(2)	The reconciliation of net income to EBITDA is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Net income as reported	$50,530	$61,602	$53,783
Add back non-EBITDA items included in net income:
Interest income	(1,428)	(2,524)	(2,588)
Interest expense	63,011	39,611	41,438
Provision for income taxes	27,003	38,717	32,462
Depreciation and amortization	16,590	16,934	18,078

EBITDA	$155,706	$154,340	$143,173

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 (In thousands)

	Year Ended December 31,
	2005	2004	Increase/(Decrease)

Statements of Income:
Net broadcast revenue	$371,134	$319,761	$51,373	16.1%
Operating expenses:
Programming and technical, excluding non-cash compensation	70,326	52,554	17,772	33.8
Selling, general and administrative, excluding non-cash compensation	116,960	91,517	25,443	27.8
Corporate expenses, excluding non-cash compensation	22,587	15,049	7,538	50.1
Non-cash compensation	1,758	2,413	(655)	(27.1)
Depreciation and amortization	16,590	16,934	(344)	(2.0)

Total operating expenses	228,221	178,467	49,754	27.9

Operating income	142,913	141,294	1,619	1.1
Interest income	1,428	2,524	(1,096)	(43.4)
Interest expense	63,011	39,611	23,400	59.1
Other (expense) income, net	(83)	17	(100)	(588.2)
Equity in loss of affiliated company	1,846	3,905	(2,059)	(52.7)

Income before provision for income taxes and minority interest in income of subsidiary	79,401	100,319	(20,918)	(20.9)
Income tax provision	27,003	38,717	(11,714)	(30.3)
Minority interest in income of subsidiary	1,868	—	1,868	—

Net income	50,530	61,602	(11,072)	(18.0)
Preferred stock dividend	2,761	20,140	(17,379)	(86.3)

Net income applicable to common stockholders	$47,769	$41,462	$6,307	15.2%

Net broadcast revenue

Year Ended December 31,
2005	2004	Increase/(Decrease)

$371,134	$319,761	$51,373	16.1%

In 2005, we recognized approximately $371.1 million in net broadcast revenue compared to approximately $319.8 million during 2004. These amounts are net of agency and outside sales representative commissions, which were approximately $48.1 million during 2005, compared to approximately $44.0 million during 2004. The increase in net broadcast revenue was due primarily to our consolidation of the March through December 2005 operating results of Reach Media and, to a lesser degree, increased demand and pricing for advertising on some of our stations that resulted from improvement in the general economy, increased listenership and ratings, revenue from our new Internet initiative, and four new stations launched in late 2004 and 2005. Excluding the March through December 2005 operating results of Reach Media, our net broadcast revenue increased 5.3% for the year ended December 31, 2005, compared to the same period in 2004. The revenue growth in most of our markets, including Houston, Atlanta, Charlotte, Dallas, Columbus, and Washington, DC, was partially offset by revenue declines in

Los Angeles due to soft ratings, in Baltimore due to general market conditions, and in Philadelphia due to a station format change.

Operating expenses

Programming and technical, excluding non-cash compensation

Year Ended December 31,
2005	2004	Increase/(Decrease)

$70,326	$52,554	$17,772	33.8%

Programming and technical expenses, excluding non-cash compensation, include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming on our radio stations. Programming and technical expenses, excluding non-cash compensation, also include expenses associated with our research activities and music royalties. The increase in programming and technical expenses, excluding non-cash compensation during the year ended December 31, 2005 resulted primarily from our consolidation of the March through December 2005 operating results of Reach Media, and to a lesser extent, an increase in programming expenses relating to our on-air talent, tower rentals, incremental costs relating to expanding our presence on the Internet and four new stations launched in late 2004 and 2005. The increase is also driven by a 2004 non-recurring reduction of approximately $1.1 million in music royalties expense associated with the industry’s settlement with the American Society of Composers, Authors and Publishers. Excluding the March through December 2005 operating results of Reach Media, programming and technical expenses, excluding non-cash compensation increased 5.4% for the year ended December 31, 2005, compared to the same period in 2004.

Selling, general and administrative, excluding non-cash compensation

Year Ended December 31,
2005	2004	Increase/(Decrease)

$116,960	$91,517	$25,443	27.8%

Selling, general and administrative expenses, excluding non-cash compensation, include expenses associated with our sales departments, offices, facilities and headcount (outside of our corporate headquarters), marketing expenses, back office expenses, and the advertising traffic (scheduling and insertion) functions. The increase in selling, general and administrative expenses, excluding non-cash compensation during the year ended December 31, 2005, resulted primarily from a one-time non-cash charge of approximately $5.3 million associated with terminating our national sales representation agreements with Interep National Radio Sales, Inc. (“Interep”) and our consolidation of the March through December 2005 operating results of Reach Media. The increase in national sales representation expenses also resulted from a 2004 one-time reimbursement of approximately $3.4 million to us from a vendor pursuant to a performance-based agreement. Higher selling, general and administrative expenses also resulted from higher compensation (mainly commissions and bonuses) and other selling expenses driven by increased revenue, marketing and promotional activity, higher event costs, and sales expenses associated with four new stations launched in late 2004 and 2005. Excluding both the March through December 2005 operating results of Reach Media, the approximately $5.3 million one-time charge associated with terminating the Interep national sales representation agreements, and the approximately $3.4 million one-time vendor payment, selling, general and administrative expenses, excluding non-cash compensation, increased 8.9% for the year ended December 31, 2005, compared to the same period in 2004.

Corporate expenses, excluding non-cash compensation

Year Ended December 31,
2005	2004	Increase/(Decrease)

$22,587	$15,049	$7,538	50.1%

Corporate expenses, excluding non-cash compensation, consist of expenses associated with our corporate headquarters and facilities, including headcount. The increase in corporate expenses, excluding non-cash compensation, during the year ended December 31, 2005, resulted primarily from our consolidation of the March through December 2005 operating results of Reach Media, increased compensation, increased contract labor and additional professional fees. Excluding the March through December 2005 operating results of Reach Media, corporate expenses, excluding non-cash compensation, increased 16.1% for the year ended December 31, 2005, compared to the same period in 2004.

Depreciation and amortization

Year Ended December 31,
2005	2004	Increase/(Decrease)

$16,590	$16,934	$(344)	(2.0)%

The decrease in depreciation and amortization expense for the year ended December 31, 2005 was due primarily to the completion of amortization of some of our trade names in late 2004, and the completion of amortization of a software system in 2005, both of which were partially offset by depreciation for our additional capital expenditures made during 2005. Excluding the March through December 2005 operating results of Reach Media, depreciation and amortization expense decreased 24.7% for the year ended December 31, 2005, compared to the same period in 2004.

Interest income

Year Ended December 31,
2005	2004	Increase/(Decrease)

$1,428	$2,524	$(1,096)	(43.4)%

The decrease in interest income for the year ended December 31, 2005 resulted primarily from lower average balances of cash, cash equivalents and short-term investments, and the pay-off of certain officer loans during the year ended December 31, 2005. The decrease was partially offset by $285,000 in interest income associated with an income tax refund receivable.

Interest expense

Year Ended December 31,
2005	2004	Increase/(Decrease)

$63,011	$39,611	$23,400	59.1%

The increase in interest expense during the year ended December 31, 2005 resulted from interest obligations associated with additional borrowings to partially fund the February 2005 redemption of our 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) in an amount of $309.8 million. Additional interest obligations were also incurred from borrowings to partially fund the February 2005 acquisition of 51% of the common stock of Reach Media. Also, in June 2005, we entered into an $800.0 million credit agreement and simultaneously borrowed $437.5 million to retire our previous credit facilities.

Equity in loss of affiliated company

Year Ended December 31,
2005	2004	Increase/(Decrease)

$1,846	$3,905	$(2,059)	(52.7)%

The decrease in equity in loss of affiliated company is related to a modification in the methodology for estimating our equity in the net loss of TV One during the year ended December 31, 2004, coupled with improved operating results of TV One during the year ended December 31, 2005.

Provision for income taxes

Year Ended December 31,
2005	2004	Increase/(Decrease)

$27,003	$38,717	$(11,714)	(30.3)%

The decrease in the provision for income taxes for the year ended December 31, 2005 was primarily due to a decrease in pretax income for 2005 compared to 2004, and a favorable change to Ohio state tax laws enacted on June 30, 2005. The decrease was partially offset by our consolidation of the March through December 2005 operating results of Reach Media. Excluding the effect of the Ohio tax law change, our effective tax rate as of December 31, 2005 was 40.9%, compared to 38.9% as of December 31, 2004. The effective tax rate as of December 31, 2005 does not reflect the impact of Statement of Financial Accounting Standard (“SFAS”) No. 123®, “Share-Based Payment,” as we did not adopt this pronouncement until January 1, 2006.

Minority interest in income of subsidiary

Year Ended December 31,
2005	2004	Increase/(Decrease)

$1,868	$—	$1,868	—%

The minority interest in income of subsidiary of approximately $1.9 million for the year ended December 31, 2005 reflects the 49% minority stockholders’ interest in Reach Media’s net income for March through December of 2005. We acquired 51% of the common stock of Reach Media in February 2005.

Net income

Year Ended December 31,
2005	2004	Increase/(Decrease)

$50,530	$61,602	$(11,072)	(18.0)%

As described above, the decrease in net income for the year ended December 31, 2005 is primarily due to approximately $1.6 million in increased operating income, a decrease in the equity in loss of affiliated company of approximately $2.1 million, a decrease in the provision for income taxes of approximately $11.7 million, all of which are offset by an increase in net interest expense of approximately $24.5 million, and an increase in minority interest in income of subsidiary of approximately $1.9 million

Net income applicable to common stockholders

Year Ended December 31,
2005	2004	Increase/(Decrease)

$47,769	$41,462	$6,307	15.2%

Net income applicable to common stockholders is net income less dividends on our HIGH TIDES. The increase in net income applicable to common stockholders is attributable to a decrease of approximately $11.1 million in net income, and a decrease in dividends of approximately $17.4 million. Dividends on our HIGH TIDES were approximately $2.8 million in 2005 and approximately $20.1 million in 2004. In February 2005, we redeemed all our outstanding HIGH TIDES using proceeds from the sale of our $200.0 million 6 3/8% senior subordinated notes, borrowings of $110.0 million under our revolving credit facility, and available cash.

Other Data

Station operating income

Station operating income increased to approximately $183.8 million for the year ended December 31, 2005, compared to approximately $175.7 million for the year ended December 31, 2004, an increase of approximately $8.1 million, or 4.6%. This increase was primarily due to the consolidation of the March through December 2005 operating results of Reach Media, and increased net broadcast revenue in Radio One markets, which more than offset higher station operating expenses, including the one-time non-cash charge of approximately $5.3 million for the termination of the Interep national sales representation agreements. A reconciliation of net income to station operating income is provided on page 33.

Station operating income margin

Station operating income margin decreased to 49.5% for the year ended December 31, 2005 from 54.9% for the year ended December 31, 2004. This decrease was primarily attributable to an increase in station operating expenses relative to the increase in net broadcast revenue described above. Contributing to the increased station operating expenses were the 2005 one-time non-cash charge of approximately $5.3 million for the termination of the Interep national sales representation agreements, and the 2004 one-time vendor reimbursement to us of approximately $3.4 million pursuant to a performance-based agreement. Our station operating income was approximately $183.8 million and $175.7 million for the years ended December 31, 2005 and 2004, respectively, while our net broadcast revenue was approximately $371.1 million and $319.8 million for the years ended December 31, 2005 and 2004, respectively.

EBITDA

EBITDA was approximately $155.7 million for the year ended December 31, 2005 compared to approximately $154.3 million for the year ended December 31, 2004, an increase of approximately $1.4 million or 0.9%. A reconciliation of net income to EBITDA is provided on page 33.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003 (In thousands)

	Year Ended December 31,
	2004	2003	Increase/(Decrease)

Statements of Income:
Net broadcast revenue	$319,761	$303,150	$16,611	5.5%
Operating expenses:
Programming and technical, excluding non-cash compensation	52,554	51,496	1,058	2.1
Selling, general and administrative	91,517	92,157	(640)	(0.7)
Corporate expenses, excluding non-cash compensation	15,049	12,589	2,460	19.5
Non-cash compensation	2,413	1,745	668	38.3
Depreciation and amortization	16,934	18,078	(1,144)	(6.3)

Total operating expenses	178,467	176,065	2,402	1.4

Operating income	141,294	127,085	14,209	11.2
Interest income	2,524	2,588	(64)	(2.5)
Interest expense	39,611	41,438	(1,827)	(4.4)
Other income, net	17	133	(116)	(87.2)
Equity in loss of affiliated company	3,905	2,123	1,782	83.9

Income before provision for income taxes	100,319	86,245	14,074	16.3
Income tax provision	38,717	32,462	6,255	19.3

Net income	61,602	53,783	7,819	14.5
Preferred stock dividend	20,140	20,140	—	—

Net income applicable to common stockholders	$41,462	$33,643	$7,819	23.2%

Net broadcast revenue

Year Ended December 31,
2004	2003	Increase/(Decrease)

$319,761	$303,150	$16,611	5.5%

In 2004, we recognized approximately $319.8 million in net broadcast revenue compared to approximately $303.2 million during 2003. These amounts are net of agency commissions, which were approximately $44.0 million during 2004, compared to approximately $41.5 million during 2003. The increase in net broadcast revenue was due primarily to increased demand for advertising on our stations that resulted from our increased listenership and ratings. The revenue growth in several of our markets, including Atlanta, Baltimore, Cleveland, Washington, DC, Dallas, Dayton and Raleigh was partially offset by revenue declines in some of our other markets, including Los Angeles, Louisville, Philadelphia and Richmond, due to soft ratings for some of our stations and general market conditions.

Operating expenses

Programming and technical, excluding non-cash compensation

Year Ended December 31,
2004	2003	Increase/(Decrease)

$52,554	$51,496	$1,058	2.1%

Programming and technical expenses, excluding non-cash compensation, include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of our programming on our radio stations. Programming and technical expenses, excluding non-cash compensation, also include expenses associated with our research activities and music royalties. The increase in programming and technical expenses, excluding non-cash compensation in 2004 resulted primarily from an increase in programming expenses relating to our on-air talent, partially offset by a non-recurring reduction of approximately $1.1 million in music royalties expense associated with the radio industry’s settlement with the American Society of Composers, Authors and Publishers during 2004.

Selling, general and administrative

Year Ended December 31,
2004	2003	Increase/(Decrease)

$91,517	$92,157	$(640)	(0.7)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices, facilities and headcount (outside of our corporate headquarters), marketing expenses, back office expenses, and the advertising traffic (scheduling and insertion) functions. The decrease in selling, general and administrative expenses between periods resulted primarily from a one-time reimbursement of approximately $3.4 million to us from a vendor pursuant to certain requirements of a performance-based agreement. Excluding the effect of this reimbursement, selling, general and administrative expenses increased by approximately $2.8 million during 2004. This increase resulted primarily from increased compensation during 2004.

Corporate expenses, excluding non-cash compensation

Year Ended December 31,
2004	2003	Increase/(Decrease)

$15,049	$12,589	$2,460	19.5%

Corporate expenses, excluding non-cash compensation consist of expenses associated with maintaining our corporate headquarters and facilities, including headcount. The increase in corporate expenses, excluding non-cash compensation resulted primarily from increased compensation, additional professional fees and other expenses incurred to ensure compliance with new regulatory requirements.

Non-cash compensation

Year Ended December 31,
2004	2003	Increase/(Decrease)

$2,413	$1,745	$668	38.3%

The increase in non-cash compensation expense during 2004 resulted primarily from expenses associated with the grant of restricted stock to on-air talent in 2004.

Depreciation and amortization

Year Ended December 31,
2004	2003	Increase/(Decrease)

$16,934	$18,078	$(1,144)	(6.3)%

The decrease in depreciation and amortization expense in 2004 was due primarily to the completion of amortization relating to some of our trade names, partially offset by depreciation for our additional capital expenditures during 2004.

Interest expense

Year Ended December 31,
2004	2003	Increase/(Decrease)

$39,611	$41,438	$(1,827)	(4.4)%

The decrease in interest expense resulted from lower average debt levels arising from principal payments on our outstanding debt balance since 2003. Drawdowns totaling $75.0 million on our revolving facility during 2004 did not significantly affect our interest expense for the year, as these drawdowns occurred late in the year.

Equity in loss of affiliated company

Year Ended December 31,
2004	2003	Increase/(Decrease)

$3,905	$2,123	$1,782	83.9%

In July 2003, we entered into a joint venture agreement with an affiliate of Comcast Corporation and certain other investors to form TV One for the purpose of distributing a new cable television programming service. See “Management’s Discussion and Analysis — Liquidity and Capital Resources” section below for further discussion. During 2004, we modified our methodology for estimating our equity in the net loss of TV One. As a result of this modification, we recognized a net loss of approximately $3.9 million in 2004, compared to a net loss of approximately $2.1 million in 2003 for our share of the equity in loss of affiliated company.

Net income

Year Ended December 31,
2004	2003	Increase/(Decrease)

$61,602	$53,783	$7,819	14.5%

Net income increased to approximately $61.6 million for the year ended December 31, 2004 compared to approximately $53.8 million for the year ended December 31, 2003, an increase of approximately $7.8 million. This increase resulted primarily from an increase of approximately $14.2 million in operating income, a decrease of approximately $1.8 million in interest expense during 2004, offset by an increase of approximately $6.3 million in the provision for income taxes during 2004, and an increase of approximately $1.8 million in the equity in loss of affiliated company.

Net income applicable to common stockholders

Year Ended December 31,
2004	2003	Increase/(Decrease)

$41,462	$33,643	$7,819	23.2%

Net income applicable to common stockholders is net income less dividends on our HIGH TIDES. The increase in net income applicable to common stockholders was directly attributable to the increase in the net income during 2004. Dividends on our HIGH TIDES remained unchanged at approximately $20.1 million for 2004 and 2003. In February 2005, we redeemed all outstanding HIGH TIDES using proceeds from our sale of $200.0 million 6 3/8% senior subordinated notes, borrowings of $110.0 million under our revolving credit facility, and available cash.

Other Data

Station operating income

Station operating income increased to approximately $175.7 million for the year ended December 31, 2004 compared to approximately $159.5 million for the year ended December 31, 2003, an increase of approximately $16.2 million or 10%. This increase was primarily attributable to an increase in net broadcast revenue, partially offset by higher operating expenses as described above. A reconciliation of operating income to station operating income is provided on page 33.

Station operating income margin

Our station operating income margin increased to 55% for the year ended December 31, 2004 from 53% for the year ended December 31, 2003. This increase was primarily attributable to an increase in station operating income relative to the increase in net broadcast revenue described above. Contributing to the increase in station operating income during 2004 was the reduction in expenses resulting from a one-time reimbursement of approximately $3.4 million to us from a vendor pursuant to certain requirements of a performance-based agreement.

EBITDA

EBITDA was approximately $154.3 million for the year ended December 31, 2004 compared to approximately $143.2 million for the year ended December 31, 2003, an increase of approximately $11.1 million or 8%. This increase was primarily attributable to an increase in net broadcast revenue, partially offset by higher operating expenses as described above. A reconciliation of net income to EBITDA is provided on page 33.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and, to the extent necessary, commitments available under our credit facilities and other debt or equity financings.

In June 2005, we entered into a new credit agreement (the “Credit Agreement”) with a syndicate of banks. The term of the Credit Agreement is seven years and the total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with provisions of the Credit Agreement, including but not limited to, financial covenants. We may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, our common stock repurchase program, direct and indirect investments permitted under the Credit Agreement, and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that we must comply with, including (a) maintaining a ratio of consolidated adjusted EBITDA to consolidated interest expense of no less than 2.50 to 1.00, (b) maintaining a ratio of consolidated debt for borrowed money to consolidated adjusted EBITDA of no greater than 6.50 to 1.00 from June 13, 2005 to September 30, 2006, and no greater than 6.00 to 1.00 beginning October 1, 2006 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the Credit Agreement, we borrowed $437.5 million under the Credit Agreement to retire all outstanding obligations under our previous credit agreement, dated as of July 17, 2000. The previous credit agreement provided for borrowings up to $600.0 million, and consisted of a $350.0 million term facility and a $250.0 million revolving facility.

As of December 31, 2005, we had approximately $347.0 million available for borrowing. Taking into consideration the covenants under the Credit Agreement, approximately $103.4 million of that amount is available to be drawn down. Both the term loan facility and the revolving facility under the Credit Agreement bear interest, at our option, at a rate equal to either London Interbank Offered Rate (“LIBOR”) plus a spread that ranges from 0.63% to 1.50%, or the prime rate plus a spread of up to 0.50%, depending on our leverage ratio. We also pay a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the average balance of the revolving facility. We believe that we are in compliance with all covenants under the Credit Agreement.

In connection with entering into the Credit Agreement in June 2005, we (a) recorded approximately $4.2 million of deferred financing costs to be amortized over the life of the Credit Agreement, and (b) wrote-off approximately $2.1 million of the previous credit facilities’ unamortized deferred financing costs as a loss on extinguishment of debt.

Under our Credit Agreement, we may be required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of December 31, 2005, we have four swap agreements in place for a total notional amount of $100.0 million, and the periods remaining on these swap agreements range in duration from 18 to 78 months.

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

The following table summarizes the interest rates in effect with respect to our debt as of December 31, 2005 (excluding capital leases):

	Amount	Applicable
Type of Debt	Outstanding	Interest Rate
	(In millions)

Senior bank term debt (swap matures June 16, 2012)(1) (2)	$25.0	5.72%
Senior bank term debt (swap matures June 16, 2010)(1) (2)	25.0	5.52
Senior bank term debt (swap matures June 16, 2008)(1) (2)	25.0	5.38
Senior bank term debt (swap matures June 16, 2007)(1) (2)	25.0	5.33
Senior bank term debt (subject to variable interest rates)(3)	200.0	6.00
Senior bank revolving debt (subject to variable interest rates)(3)	152.5	6.00
8 7/8% Senior subordinated notes (fixed rate)	300.0	8.88
6 3/8% Senior subordinated notes (fixed rate)	200.0	6.38

(1)	A total of $100.0 million is subject to fixed rate swap agreements that became effective in June 2005.

(2)	Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our Credit Agreement. That spread is currently set at 1.25% and is incorporated into the applicable interest rates set forth above.

(3)	Subject to rolling 90-day LIBOR plus a spread currently at 1.25% and incorporated into the applicable interest rate set forth above.

In February 2005, we completed the private placement of $200.0 million 6 3/8% senior subordinated notes due 2013, realizing net proceeds of approximately $195.3 million. We recorded approximately $4.7 million in deferred offering costs, which are being amortized to interest expense over the life of the related notes using the effective interest rate method. The net proceeds of the offering, in addition to borrowings of $110.0 million under our previous revolving credit facility, and available cash, were primarily used to redeem our outstanding HIGH TIDES in an amount of $309.8 million. In October 2005, the 6 3/8% senior subordinated notes were exchanged for an equal amount of notes registered under the Securities Act of 1933, as amended (the “Securities Act”).

In May 2001, we completed the private placement of $300.0 million 8 7/8% senior subordinated notes due 2011, realizing net proceeds of approximately $291.8 million. We recorded approximately $8.2 million in deferred offering costs, which are being amortized to interest expense over the life of the notes using the effective interest rate method. The net proceeds of the offering were primarily used to repay amounts owed on our credit facilities and previously outstanding senior subordinated notes. In November 2001, the 8 7/8% senior subordinated notes were exchanged for an equal amount of notes registered under the Securities Act.

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

The following table provides a comparison of our statements of cash flows for the years ended December 31, 2005 and 2004:

	2005	2004
	(In thousands)

Net cash flows from operating activities	$101,631	$123,719
Net cash flows used in investing activities	(28,305)	(155,498)
Net cash flows (used in) from financing activities	(64,636)	4,160

Net cash flows from operating activities were approximately $101.6 million and $123.7 million for the years ended December 31, 2005 and 2004, respectively. Cash flows from operating activities for the year ended December 31, 2005 declined from the prior year primarily due to increased interest expense resulting from a change to our capital structure. This change in capital structure occurred in February 2005, when we redeemed all of our outstanding HIGH TIDES in an amount of $309.8 million. This redemption was financed with the net proceeds of the sale of the Company’s 6 3/8% senior subordinated notes, borrowings under our revolving credit facility, and available cash. The result of the change is that we now pay interest expense, instead of dividends on our High Tides. The additional interest expense from the change in our capital structure is reflected in operating activities, whereas the dividends on our HIGH TIDES were reflected in financing activities.

Net cash flows used in investing activities were approximately $28.3 million and $155.5 million for the years ended December 31, 2005 and 2004, respectively. During the year ended December 31, 2005, we acquired 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of our Class D common stock, and we sold short-term marketable securities for approximately $10.0 million. Capital expenditures were approximately $15.7 million for the year ended December 31, 2005. During the year ended December 31, 2004, we completed the acquisition of the assets of WRNB-FM (formerly WSNJ-FM) in the Philadelphia market for approximately $35.0 million, the acquisition of KROI-FM (formerly KRTS-FM) in the Houston market for approximately $72.5 million, and acquired New Mableton Broadcasting Corporation (“NMBC”), which owned WAMJ-FM, a radio station located in the Atlanta market for $35.0 million. We also completed the acquisition of WPZS-FM (formerly WABZ-FM) in the Charlotte market for approximately $11.5 million. Also in 2004, we made a cash contribution of approximately $18.5 million towards our overall funding commitment of $74.0 million to TV One, and sold short-term marketable securities for approximately $30.0 million. For the year ended December 31, 2004, our capital expenditures were approximately $13.0 million.

Net cash flows used in financing activities were approximately $64.6 million for the year ended December 31, 2005, compared to net cash flows from financing activities of approximately $4.2 million for the year ended December 31, 2004. During the year ended December 31, 2005, we made a principal payment of $17.5 million on our previous term loan, paid approximately $437.5 million of amounts outstanding under our previous credit facilities with proceeds from our new revolving facility, borrowed $15.0 million from our new revolving facility in connection with our stock repurchase program, repurchased shares of Class A and Class D common stock for approximately $77.7 million, realized net proceeds of approximately $195.3 million from the private placement of $200.0 million 6 3/8% senior subordinated notes due 2013, borrowed $135.0 million under our previous revolving credit facility, redeemed our outstanding HIGH TIDES in an amount of $309.8 million, received approximately $5.6 million from our stock subscriptions receivable and paid dividends on our HIGH TIDES of approximately $7.0 million. During the year ended December 31, 2004, we made principal payments of $52.5 million on our previous term loan. We borrowed $50.0 million from our previous revolver to complete the acquisition of KROI-FM (formerly KRTS-FM) and also borrowed $25.0 million to complete the acquisition of the outstanding stock of

NMBC. Also in the year ended December 31, 2004, we paid preferred dividends of approximately $20.1 million on our HIGH TIDES.

We continuously review opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic investments. In February 2006, we signed an agreement to acquire the assets of WIFE-FM, a radio station located in the Cincinnati metropolitan area for approximately $18.0 million in cash. Subject to the necessary regulatory approvals, we expect to complete this acquisition during the second half of 2006, and we will consolidate it with our existing Cincinnati operations. In September 2005, we announced an agreement to purchase the assets of WHHL-FM (formerly WRDA-FM), a radio station located in the St. Louis metropolitan area for approximately $20.0 million in cash. We consolidated the station with our existing St. Louis operations, reformatted the station, and began operating the station under a local marketing agreement in October 2005. We expect to complete this acquisition during the second quarter of 2006. Other than our agreements to purchase the assets of WIFE-FM and WHHL-FM, and an agreement with an affiliate of Comcast Corporation, DIRECTV and other investors to fund TV One (the balance of our commitment is $37.0 million as of December 31, 2005), we have no definitive agreements to make acquisitions of additional radio stations or to make strategic investments. We anticipate that any future acquisitions or strategic investments will be financed through funds generated from operations, cash on hand, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.

As of December 31, 2005, we had two standby letters of credit in the amount of $417,000 in connection with our annual insurance policy renewals. To date, there has been no activity on the standby letters of credit.

Our ability to meet our debt service obligations and reduce our total debt, our ability to refinance the 8 7/8% senior subordinated notes at or prior to their scheduled maturity date in 2011, and our ability to refinance the 6 3/8% senior subordinated notes at or prior to their scheduled maturity date in 2013 will depend upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. In the next twelve months, our principal liquidity requirements will be for working capital, continued business development, strategic investment opportunities and for general corporate purposes, including capital expenditures.

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

Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s Investor Services and Standard and Poor’s evaluate our debt. As a result of their reviews, our credit rating could change. We believe that any significant downgrade in our credit rating could adversely impact our future liquidity. The effect of a change in our credit rating may limit or eliminate our ability to obtain debt financing, or include, among other things, interest rate changes under any future credit facilities, notes or other types of debt.

Impact of Recent Accounting Pronouncements

In September 2004, the Emerging Issues Task Force issued Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill.” Topic D-108 prohibits the use of the residual method for all assets acquired in a business combination completed after September 29, 2004. Further, companies that have applied the residual method to the valuation of intangible assets for purposes of impairment testing should perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004. We adopted Topic D-108 in 2005 and have obtained independent appraisals of all intangible assets acquired in order to perform our annual impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of this standard did not have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) sets forth accounting requirements for “share-based” compensation to employees, including employee stock purchase plans. The statement eliminates the ability to account for share-based compensation transactions using Accounting Principles Board (“APB”) Opinion No. 25 and generally requires instead that such transactions be accounted for using a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted.

We adopted SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123, “Accounting for Stock-Based Compensation,” for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are using the Black-Scholes Option Pricing Model to estimate the fair value of our stock options and expect to use the modified prospective method in adopting the fair value method of measuring compensation cost relating to stock-based employee compensation. Upon adoption, unrecognized non-cash stock compensation expense related to unvested options outstanding as of December 31, 2005 was approximately $18.7 million and will be recorded over the remaining vesting period of four years. We anticipate that our adoption of SFAS No. 123(R) will result in an increase in operating expenses in the range of approximately $11.0 to 13.0 million for 2006.

SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and Financial Accounting Standards Board (“FASB”) Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28” was issued in June 2005. SFAS No. 154 requires retrospective application to financial statements of prior periods for changes in accounting principles that are not adopted prospectively. This statement is effective January 1, 2006, and had no impact on the Company’s 2005 financial statements.

Critical Accounting Policies and Estimates

Our accounting policies are described in Note 1 — Organization and Summary of Significant Accounting Policies of the consolidated financial statements. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies and estimates to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows.

Stock-Based Compensation

We account for our stock-based compensation plan as permitted by SFAS No. 123, which allows us to follow APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and recognize no compensation cost for options granted to employees at fair market value. We have computed, for pro forma disclosure purposes, the value of all compensatory options granted during 2005, 2004 and 2003, using the Black-Scholes option pricing model. Options were assumed to be exercised upon vesting for the purpose of this valuation.

Goodwill and Radio Broadcasting Licenses

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Radio broadcasting licenses acquired in business combinations are valued using a discounted cash flow analysis. Commencing January 1, 2002, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and radio broadcasting licenses are not amortized, but are tested annually for impairment at the reporting unit level. Impairment of goodwill is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge for goodwill is recorded for the excess. Impairment of radio broadcasting licenses is the condition that exists when the carrying amount of the radio broadcasting license exceeds its implied fair value. The implied fair value of a radio broadcasting license is the discounted cash flow value of its projected income stream. If the recorded value of the radio broadcasting license exceeds its implied value, an impairment charge for the radio broadcasting license is recorded for the excess. The Company conducts its annual test for impairment during the fourth quarter of every year. The Company determined that its long-lived assets were not impaired during 2005 and, accordingly, no impairment charge was recognized. See also Notes 1 and 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

Impairment of Long-Lived Assets Excluding Goodwill and Radio Broadcasting Licenses

Long-lived assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Allowance for Doubtful Accounts

We must make estimates of the uncollectability of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. If circumstances change, such as higher than expected defaults or an unexpected material adverse change in an agency’s ability to meet its financial obligation to us, our estimates of the recoverability of amounts due to us could change by a material amount.

Revenue Recognition

We recognize and report revenue for broadcast advertising when the commercial is broadcast and is reported net of agency and outside sales representative commissions in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” When applicable, agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to us.

Equity Accounting

We account for our investment in TV One under the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and other related interpretations. We have recorded our investment at cost and have adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. We will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. We have determined that although TV One is a variable interest entity (as defined by Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities.”), the Company is not the primary beneficiary of TV One. See Note 5 — Investment in Affiliated Company for further discussion.

Contingencies and Litigation

We regularly evaluate our exposure relating to any contingencies or litigation and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss, or are probable but for which an estimate of the liability is not currently available.

Estimate of Effective Tax Rates

We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors. Tax contingencies are also recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. In addition, we consider the appropriateness of recording a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining if a valuation allowance is appropriate, we consider whether it is more likely that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. We believe our estimates of the value of our tax contingencies and valuation allowances are critical accounting estimates as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued. Our estimate of our effective tax rates has ranged from 34.3% to 40.6% throughout 2005. This includes the current year 6.1% favorable impact for the Ohio tax law change. The effect of a 1.0% increase in our estimated tax rates as of December 31, 2005 would result in an increase in income tax expense of $829,000 to approximately $27.8 million from approximately $27.0 million for the year ended December 31, 2005. The 1.0% increase in income tax expense would result in a decrease in net income of $829,000 to approximately $49.7 million from approximately $50.5 million (reducing net income per share — basic and diluted by $0.01 to $0.45) for the year ended December 31, 2005.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our years in the three-year period ended December 31, 2005. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Several factors may adversely affect a radio broadcasting company’s performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year.

Capital and Commercial Commitments

Long-term debt

In June 2005, we entered into a new Credit Agreement with a syndicate of banks. The term of the Credit Agreement is seven years and the total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with provisions of the Credit Agreement, including but not limited to, financial covenants. We may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, our common stock repurchase program, direct and indirect investments permitted under the Credit Agreement, and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that we must comply with, including (a) maintaining a ratio of consolidated adjusted EBITDA to consolidated interest expense of no less than 2.50 to 1.00, (b) maintaining a ratio of consolidated debt for borrowed money to consolidated adjusted EBITDA of no greater than 6.50 to 1.00 from June 13, 2005 to September 30, 2006, and no greater than 6.00 to 1.00 beginning October 1, 2006 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the Credit Agreement, we borrowed $437.5 million under the Credit Agreement to retire all outstanding obligations under our previous credit agreement, dated as of July 17, 2000. The previous credit agreement provided for borrowings up to $600.0 million, and consisted of a $350.0 million term facility and a $250.0 million revolving facility.

In February 2005, we completed the private placement of $200.0 million 6 3/8% senior subordinated notes due 2013, realizing net proceeds of approximately $195.3 million. The net proceeds of the offering, in addition to borrowings of $110.0 million under our previous revolving credit facility, and available cash, were primarily used to redeem our outstanding HIGH TIDES in an amount of $309.8 million. In October 2005, the 6 3/8% senior subordinated notes were exchanged for an equal amount of notes registered under the Securities Act.

In May 2001, we completed the private placement of $300.0 million 8 7/8% senior subordinated notes due 2011, realizing net proceeds of approximately $291.8 million. The net proceeds of the offering were primarily used to repay amounts owed on our credit facilities and previously outstanding senior subordinated notes. In November 2001, the 8 7/8% senior subordinated notes were exchanged for an equal amount of notes registered under the Securities Act.

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities and non-cancelable capital leases for equipment that expire over the next 20 years.

Operating Contracts and Agreements

We have other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements that expire over the next 9 years.

Contractual Obligations Schedule

The following table represents our contractual obligations as of December 31, 2005:

	Payments Due by Period(1)
Contractual Obligations	2006	2007	2008	2009	2010	2011 and Beyond	Total
	(In thousands)

8 7/8% Senior subordinated notes	$—	$—	$—	$—	$—	$300,000	$300,000
6 3/8% Senior subordinated notes	—	—	—	—	—	200,000	$200,000
Credit facilities	—	7,500	37,500	67,500	75,000	265,000	452,500
Capital lease obligations	8	6	6	—	—	—	20
Other operating contracts/ agreements(2) (3) (4)	35,732	25,989	20,245	18,098	18,030	43,330	161,424
Operating lease obligations	7,399	7,010	6,688	6,092	5,361	18,487	51,037

Total	$43,139	$40,505	$64,439	$91,690	$98,391	$826,817	$1,164,981

(1)	The above amounts do not include interest, which in some cases is variable in amount.

(2)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements.

(3)	Includes a retention bonus of approximately $2.0 million pursuant to an employment agreement with the Chief Administrative Officer (“CAO”) for remaining employed with the Company through and including October 31, 2008. If the CAO’s employment ends before October 31, 2008, the amount paid will be a pro rata portion of the retention bonus based on the number of days of employment between October 31, 2004 and October 31, 2008.

(4)	Includes a retention bonus of approximately $7.0 million pursuant to an employment agreement with the Chief Financial Officer (“CFO”) for remaining employed with the Company through and including October 18, 2010. If the CFO’s employment ends before October 18, 2010, the amount paid will be a pro rata portion of the retention bonus based on the number of days of employment between October 18, 2005 and October 18, 2010.

Reflected in the obligations above, as of December 31, 2005, we had four swap agreements in place for a total notional amount of $100.0 million. The periods remaining on the swap agreements range in duration from 18 to 78 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2005 other than as follows:

We utilize letters of credit in connection with our annual insurance policy renewals. During the year ended December 31, 2003, we obtained two standby letters of credit in the amounts of $275,000 and $270,000, in connection with our annual insurance policy renewals. In December 2004, we obtained a new standby letter of credit in the amount of $147,000 to replace the letter of credit of $275,000. Accordingly, as of December 31, 2005, we had two standby letters of credit in the amount of $417,000. To date, there has been no further activity on the standby letters of credit.

As of December 31, 2005, we had four interest rate swap agreements in place for a total notional amount of $100.0 million to hedge our variable rate debt. The periods remaining on the swap agreements range in duration from 18 to 78 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party, however, we do not anticipate non-performance. See Note 7 — Derivative Instruments in the accompanying notes to the consolidated financial statements for a detailed discussion of our derivative instruments.

We do not have any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes at December 31, 2005. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

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

Under our Credit Agreement, we may be required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of March 1, 2006, we have four swap agreements in place for a total notional amount of $100.0 million, and the periods remaining on these swap agreements range in duration from 18 to 78 months.

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

We estimated the net fair value of these instruments as of December 31, 2005 to be a receivable of approximately $1.6 million. The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are parties to our swap agreement contracts. The fair value is an estimate of the net amount that we would have received on December 31, 2005 if the agreements were transferred to other parties or cancelled by us.

We are exposed to interest rate volatility with respect to variable rate debt instruments. If the borrowing rates under LIBOR were to increase 1% above the current rates at December 31, 2005, our interest expense on the revolving credit facility would increase approximately $3.5 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described above.

The determination of the estimated fair value of our fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of our 6 3/8% senior subordinated notes due 2013 and 8 7/8% senior subordinated notes due 2011 at December 31, 2005 were $194.5 and $316.9 million, respectively. The carrying amounts were $200.0 million and $300.0 million, respectively. The estimated fair value of our 8 7/8% senior subordinated notes due 2011 at December 31, 2004 was $334.1 million, compared to a carrying amount of $300.0 million.

The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 6 3/8% senior subordinated notes due 2013 from $194.5 million to $229.5 million at December 31, 2005. The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 8 7/8% senior subordinated notes due 2011 from $316.9 million to $359.7 million at December 31, 2005.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Radio One required by this item are filed with this report on Pages F-1 to F-38.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

(a)  Evaluation of disclosure controls and procedures

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of the end of the period covered by this annual report. Based on this evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures are effective. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding disclosure.

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

(b)  Management’s report on internal control over financial reporting

Management’s Report on Internal Control Over Financial Reporting, which appears on page 55 of this Form 10-K, is incorporated by reference herein.

(c)  Attestation report of the independent registered public accounting firm

The Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting, which appears on page 55 of this Form 10-K, is incorporated by reference herein.

(d)  Changes in internal control over financial reporting

During the fourth quarter of 2005, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM	9B. OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers required by this Item 10 is incorporated into this report by reference to the information set forth under the caption “Nominees for Class A Directors,” “Nominees for Other Directors,” “Code of Conduct,” and “Executive Officers” in our proxy statement for the 2006 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

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

Equity Compensation Plan Information

The following table sets forth, as of December 31, 2005, the number of shares of Class A and Class D common stock that are issuable upon the exercise of stock options outstanding under our equity compensation plan, the weighted average exercise prices of such securities and the number of securities available for grant under the plan.

			Number of Securities
			Remaining Available
			for Future Issuance
			Under Equity
	Number of Securities to be	Weighted-Average Exercise	Compensation Plans
	Issued Upon Exercise of	Price of Outstanding	(Excluding Securities
	Outstanding Options,	Options, Warrants	Reflected in
Plan Category	Warrants and Rights	and Rights	the First Column)

Equity compensation plans approved by security holders
Radio One, Inc. Amended and Restated 1999 Stock Option and Restricted Stock Grant Plan
Class A	58,439	$8.38	1,250,781
Class D	7,193,417	$14.79	3,022,977
Equity compensation plans not approved by security holders
None	—		—

Total	7,251,856		4,273,758

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item 13 is incorporated into this report by reference to the information set forth under the caption “Certain Relationships and Related Transactions” in our proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

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

(a)(1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Income for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2005, 2004 and 2003

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003

Notes to Consolidated Financial Statements

Consolidating Financial Statements

Schedule II — Valuation and Qualifying Accounts

Schedules other than those listed above have been omitted from this Form 10-K because they are not required, are not applicable, or the required information is included in the financial statements and notes thereto.

(a)(2) EXHIBITS AND FINANCIAL STATEMENTS:  The following exhibits are filed as part of this annual report, except for Exhibits 32.1 and 32.2, which are furnished, but not filed, with this annual report.

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).
3	.1.1	Certificate of Amendment (dated as of September 21, 2000) of the Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000).
3.2		Amended and Restated By-laws of Radio One, Inc., amended as of June 5, 2001 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q filed August 14, 2001).
3.3		Certificate Of Designations, Rights and Preferences of the 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) of Radio One, Inc., as filed with the State of Delaware on July 13, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).
4.1		Indenture dated May 18, 2001 among Radio One, Inc., the Guarantors listed therein, and United States Trust Company of New York (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed July 17, 2001 (File No. 333-65278)).
4.2		First Supplemental Indenture, dated August 10, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and the Bank of New York, as Trustee, (incorporated by reference to the Radio One’s Registration Statement on Form S-4, filed October 4, 2001 (File No. 333-65278)).
4.3		Second Supplemental Indenture dated as of December 31, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and the Bank of New York, as Trustee, (incorporated by reference to Radio One’s registration statement on Form S-3, filed January 29, 2002 (File No. 333-81622)).
4.4		Third Supplemental Indenture dated as of July 13, 2003, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2003).

Exhibit
Number	Description

4.5	Fourth Supplemental Indenture dated as of May 18, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
4.6	Fifth Supplemental Indenture dated as of February 8, 2005, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee (incorporated by reference to Radio One’s Annual Report on Form 10-K, for the period ended December 31, 2004).
4.7	Indenture dated February 10, 2005 between Radio One, Inc. and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Current Report on Form 8-K filed February 10, 2005).
4.8	Amended and Restated Stockholders Agreement dated as of September 28, 2004 among Catherine L. Hughes and Alfred C. Liggins, III.
10.1	Credit Agreement, dated June 13, 2005, by and among Radio One Inc., Wachovia Bank and the other lenders party thereto (incorporated by reference to Radio One’s Current Report on Form 8-K filed June 17, 2005 (File No. 000-25969)).
10.2	Guarantee and Collateral Agreement, dated June 13, 2005, made by Radio One, Inc. and its Restricted Subsidiaries in favor of Wachovia Bank (incorporated by reference to Radio One’s Current Report on Form 8-K filed June 17, 2005 (File No. 000-25969)).
10.3	Amended and Restated Employment Agreement between Radio One, Inc. and Scott R. Royster dated October 18, 2000 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2000).
10.4	Amended and Restated Employment Agreement between Radio One, Inc. and Linda J. Eckard Vilardo dated October 31, 2000 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2000).
10.5	Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 9, 2001 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.6	Promissory Note and Stock Pledge Agreement dated October 18, 2000 between Radio One, Inc. and Scott R. Royster (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.7	Promissory Note and Stock Pledge Agreement dated October 31, 2000 between Radio One, Inc. and Linda J. Eckard Vilardo (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.8	Promissory Note and Stock Pledge Agreement dated April 9, 2001 between Radio One, Inc. and Alfred C. Liggins, III (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.9	Promissory Note dated January 30, 2002 between Radio One, Inc and Scott R. Royster (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2002).
21.1	Subsidiaries of Radio One, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 15, 2006.

Radio One, Inc.

By:	/s/ Scott R. Royster
Name: Scott R. Royster

Title:	Executive Vice President, Chief Financial
Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 15, 2006.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting. The framework used in carrying out our evaluation was the Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In evaluating our information technology controls, we also used the framework contained in the Control Objectives for Information and related Technology (COBIT®), which was developed by the Information Systems Audit and Control Association’s (ISACA) IT Governance Institute, as a complement to the COSO internal control framework. Based on our evaluation under these frameworks, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its audit report which is included herein.

By: /s/ Alfred C. Liggins, III	By: /s/ Scott R. Royster
Alfred C. Liggins, III President and Chief Executive Officer	Scott R. Royster Executive Vice President and Chief Financial Officer

Date: March 15, 2006	Date: March 15, 2006

Report of Independent Registered Public Accounting Firm on Internal Control
Over Financial Reporting

The Board of Directors and Stockholders of
Radio One, Inc.

We have audited management’s assessment, included in the accompanying Report of Management on Radio One, Inc.’s Internal Control Over Financial Reporting, that Radio One, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Radio One, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Radio One, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Radio One, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Radio One, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 28, 2006 expressed an unqualified opinion thereon.

/s/  Ernst & Young llp

McLean, Virginia
February 28, 2006

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of
Radio One, Inc.:

We have audited the accompanying consolidated balance sheets of Radio One, Inc. and subsidiaries (“the Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index on page S-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 28, 2006, expressed an unqualified opinion thereon.

/s/  Ernst & Young llp

McLean, Virginia
February 28, 2006

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2005	2004
	(In thousands, except
	share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,081	$10,391
Short-term investments	—	10,000
Trade accounts receivable, net of allowance for doubtful accounts of $3,395 and $4,943, respectively	63,097	61,830
Prepaid expenses and other current assets	5,537	2,845
Income tax receivable	3,935	3,650
Deferred income tax asset	1,920	4,036

Total current assets	93,570	92,752
PROPERTY AND EQUIPMENT, net	50,441	44,827
GOODWILL	162,668	116,865
RADIO BROADCASTING LICENSES	1,797,168	1,801,196
OTHER INTANGIBLE ASSETS, net	53,644	12,984
INVESTMENT IN AFFILIATED COMPANY	37,362	37,384
OTHER ASSETS	6,527	5,133

Total assets	$2,201,380	$2,111,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,103	$8,933
Accrued interest	19,308	14,221
Accrued compensation and related benefits	20,846	16,282
Income taxes payable	3,805	3,291
Other current liabilities	8,771	5,619
Current portion of long-term debt	8	70,008

Total current liabilities	55,841	118,354
LONG-TERM DEBT, net of current portion	952,512	550,020
OTHER LONG-TERM LIABILITIES	6,316	—
DEFERRED INCOME TAX LIABILITY	163,314	114,322

Total liabilities	1,177,983	782,696

MINORITY INTEREST IN SUBSIDIARY	2,856	—
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value; 1,000,000 shares authorized; no shares outstanding at December 31, 2005; 309,820 shares issued and outstanding at December 31, 2004; liquidation preference of $1,000 per share, plus cumulative dividends at 6 1/2% per year; unpaid dividends of $4,198 at December 31, 2004	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 11,943,604 and 22,374,547 shares issued and outstanding at December 31, 2005 and 2004, respectively	12	22
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,867,463 shares issued and outstanding	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,132,458 shares issued and outstanding	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 80,760,209 and 76,635,971 shares issued and outstanding as of December 31, 2005 and 2004, respectively	81	77
Accumulated other comprehensive income (loss)	958	(151)
Stock subscriptions receivable	(1,566)	(34,731)
Additional paid-in capital	1,026,429	1,416,284
Accumulated deficit	(5,379)	(53,062)

Total stockholders’ equity	1,020,541	1,328,445

Total liabilities and stockholders’ equity	$2,201,380	$2,111,141

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands, except share data)

NET BROADCAST REVENUE	$371,134	$319,761	$303,150

OPERATING EXPENSES:
Programming and technical	70,376	53,358	51,496
Selling, general and administrative	116,969	91,517	92,157
Corporate expenses	24,286	16,658	14,334
Depreciation and amortization	16,590	16,934	18,078

Total operating expenses	228,221	178,467	176,065

Operating income	142,913	141,294	127,085
INTEREST INCOME	1,428	2,524	2,588
INTEREST EXPENSE	63,011	39,611	41,438
EQUITY IN LOSS OF AFFILIATED COMPANY	1,846	3,905	2,123
OTHER (EXPENSE) INCOME, net	(83)	17	133

Income before provision for income taxes and minority interest in income of subsidiary	79,401	100,319	86,245
PROVISION FOR INCOME TAXES	27,003	38,717	32,462

Income before minority interest in income of subsidiary	52,398	61,602	53,783
MINORITY INTEREST IN INCOME OF SUBSIDIARY	1,868	—	—

Net income	50,530	61,602	53,783
PREFERRED STOCK DIVIDENDS	2,761	20,140	20,140

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$47,769	$41,462	$33,643

BASIC NET INCOME PER COMMON SHARE	$0.46	$0.40	$0.32
DILUTED NET INCOME PER COMMON SHARE	$0.46	$0.39	$0.32
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	103,749,798	104,953,192	104,621,122

Diluted	103,893,782	105,429,038	105,071,223

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2003, 2004 and 2005

							Accumulated
	Convertible	Common	Common	Common	Common		Other	Stock	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Comprehensive	Subscriptions	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income	Income (Loss)	Receivable	Capital	Deficit	Equity
	(In thousands, except share data)

BALANCE, as of December 31, 2002	$—	$23	$3	$3	$76		$(3,006)	$(33,344)	$1,408,435	$(128,167)	$1,244,023
Comprehensive income:
Net income	—	—	—	—	—	$53,783	—	—	—	53,783	53,783
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	401	401	—	—	—	401

Comprehensive income						$54,184

Preferred stock dividends	—	—	—	—	—		—	—	—	(20,140)	(20,140)
Interest on stock subscriptions receivable	—	—	—	—	—		—	(1,673)	—	—	(1,673)
Employee exercise of options for 172,000 shares of common stock	—	—	—	—	—		—	—	1,545	—	1,545
Tax effect of non-qualified option exercises	—	—	—	—	—		—	—	480	—	480

BALANCE, as of December 31, 2003	—	23	3	3	76		(2,605)	(35,017)	1,410,460	(94,524)	1,278,419
Comprehensive income:
Net income	—	—	—	—	—	$61,602	—	—	—	61,602	61,602
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	2,454	2,454	—	—	—	2,454

Comprehensive income						$64,056

Vesting of non-employee restricted stock	—	—	—	—	—		—	—	803	—	803
Preferred stock dividends	—	—	—	—	—		—	—	—	(20,140)	(20,140)
Interest on stock subscriptions receivable	—	—	—	—	—		—	(1,714)	—	—	(1,714)
Repayment of interest on officer loan	—	—	—	—	—		—	2,000	—	—	2,000
Adjustment of basis for investment in affiliated company	—	—	—	—	—		—	—	2,840	—	2,840
Employee exercise of options for 162,953 shares of common stock	—	—	—	—	—		—	—	1,721	—	1,721
Conversion of 30,000 shares of Class A common stock to 30,000 shares of Class D common stock	—	(1)	—	—	1		—	—	—	—	—
Tax effect of non-qualified option exercises	—	—	—	—	—		—	—	460	—	460

BALANCE, as of December 31, 2004	—	22	3	3	77		(151)	(34,731)	1,416,284	(53,062)	1,328,445

							Accumulated
	Convertible	Common	Common	Common	Common		Other	Stock	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Comprehensive	Subscriptions	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income	Income (Loss)	Receivable	Capital	Deficit	Equity
	(In thousands, except share data)

BALANCE, as of December 31, 2004	—	22	3	3	77		(151)	(34,731)	1,416,284	(53,062)	1,328,445
Comprehensive income:
Net income	—	—	—	—	—	$50,530	—	—	—	50,530	50,530
Change in unrealized net loss on derivative and hedging activities, net of taxes	—	—	—	—	—	1,109	1,109	—	—	—	1,109

Comprehensive income						$51,639

Adjustment of basis for investment in affiliated company	—	—	—	—	—		—	—	(379)	—	(379)
Vesting of non-employee restricted stock	—	—	—	—	—		—	—	58	—	58
Vesting of subsidiary compensatory employee stock options	—	—	—	—	—		—	—	157	—	157
Amendment to subsidiary stock option plan	—	—	—	—	—		—	—	(1,145)	—	(1,145)
Cash dividends	—	—	—	—	—		—	—	—	(2,847)	(2,847)
Redemption of preferred stock	—	—	—	—	—		—	—	(309,820)	—	(309,820)
Issuance of common stock pursuant to investment in Reach Media, Inc.	—	—	—	—	2		—	—	25,424	—	25,426
Repayment of officer loan	—	—	—	—	—		—	15,895	(10,251)	—	5,644
Interest on stock subscriptions receivable	—	—	—	—	—		—	(482)	—	—	(482)
Repurchase of 592,744 shares of Class A and 5,805,697 shares of Class D common stock	—	(1)	—	—	(7)		—	17,752	(95,402)	—	(77, 658)
Conversion of 9,560,297 shares of Class A common stock to 9,560,297 shares of Class D common stock	—	(9)	—	—	9		—	—	—	—	—
Employee exercise of options for 131,842 shares of common stock	—	—	—	—	—		—	—	1,087	—	1,087
Tax effect of non-qualified option exercises and vesting of restricted stock	—	—	—	—	—		—	—	416	—	416

BALANCE, as of December 31, 2005	$—	$12	$3	$3	$81		$958	$(1,566)	$1,026,429	$(5,379)	$1,020,541

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2005	2004	2003
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,530	$61,602	$53,783
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	16,590	16,934	18,078
Amortization of debt financing costs	4,171	1,702	1,696
Deferred income taxes	24,454	38,147	31,893
Loss on write-down of investment	754	—	—
Equity in loss of affiliated company	1,846	3,905	2,123
Minority interest in income of subsidiary	1,868	—	—
Non-cash compensation	1,758	2,413	1,745
Contract termination costs, net of amortization	4,549	—	—
Loss on sale/retirement of assets	4	3	45
Changes in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(406)	603	2,273
Income tax receivable	(285)	—	—
Prepaid expenses and other assets	(3,006)	(1,477)	1,133
Accounts payable	(6,057)	1,712	10
Accrued interest	5,087	67	51
Accrued compensation and related benefits	(1,059)	635	109
Income taxes payable	288	250	(103)
Other current liabilities	545	(2,777)	(3,116)

Net cash flows from operating activities	101,631	123,719	109,720

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(15,737)	(12,979)	(11,382)
Equity investments	(271)	(18,890)	(19,351)
Acquisition of 51% of common stock of Reach Media, Inc., net of cash acquired	(21,320)	—	—
Change in short-term investments	10,000	30,700	—
Purchase of other intangible assets	(977)	(1,647)	(1,279)
Deposits and payments for station purchases	—	(152,682)	(12,345)

Net cash flows used in investing activities	(28,305)	(155,498)	(44,357)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of debt	(455,007)	(52,506)	(52,500)
Proceeds from credit facility	587,500	75,000	—
Proceeds from debt issuances, net of offering costs	195,315	—	—
Redemption of convertible preferred stock	(309,820)	—	—
Repayment of officer loan for stock subscription	5,644	—	—
Payment of bank financing costs	(4,172)	(201)	—
Payment of preferred stock dividends	(6,959)	(20,140)	(20,140)
Repurchase of common stock	(77,658)	—	—
Proceeds from exercise of stock options	1,003	1,721	1,545
Change in interest due on stock subscriptions receivable	(482)	286	(1,673)

Net cash flows (used in) provided by financing activities	(64,636)	4,160	(72,768)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,690	(27,619)	(7,405)
CASH AND CASH EQUIVALENTS, beginning of year	10,391	38,010	45,415

CASH AND CASH EQUIVALENTS, end of year	$19,081	$10,391	$38,010

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for-Interest	$53,753	$37,842	$39,894

Income taxes	$1,033	$320	$671

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005, 2004 and 2003

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Organization and Business

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and subsidiaries (collectively the “Company”) were organized to acquire, operate and maintain radio broadcasting stations and other media properties. The Company owns and/or operates 70 radio stations in 22 markets throughout the United States. In July 2003, the Company entered into a joint venture with an affiliate of Comcast Corporation and other investors to create TV One, LLC (“TV One”), an entity formed to operate a cable television network featuring lifestyle, entertainment, and news-related programming targeted primarily towards African-American viewers. In February 2005, the Company acquired 51% of the common stock of Reach Media, Inc. (“Reach Media”) for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D common stock. Reach Media operates a nationally syndicated radio show, a weekly syndicated television show and related businesses.

To maintain and/or improve its competitive position, the Company has made and may continue to make significant acquisitions of and investments in radio stations and other media properties, which may require it to incur additional debt. The service of this debt would require the Company to make significant debt service payments.

(b)  Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States, and require management to make certain estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements. They may also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of identified matters.

Certain reclassifications have been made to prior year amounts to conform to the current year presentation.

(c)  Principles of Consolidation

The consolidated financial statements include the accounts of Radio One and subsidiaries in which Radio One has a controlling interest. In February 2005, the Company acquired a controlling interest in Reach Media and began consolidating Reach Media for financial reporting purposes. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interests have been recognized where a controlling interest exists, but the Company owns less than 100%. The equity method of accounting is used for investments in affiliates over which Radio One has significant influence (ownership between 20% and 50%), but does not have effective control. Investments in affiliates in which Radio One cannot exercise significant influence (ownership interest less than 20%) are accounted for using the cost method.

The Company accounts for its investment in TV One under the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and other related interpretations. The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. The Company will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. The Company has determined that, although TV One is a variable interest entity (as defined by Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities,” the Company is not the primary beneficiary of TV One. See Note 5 — Investment in Affiliated Company for further discussion.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d)  Cash, Cash Equivalents and Short-Term Investments

Cash and cash equivalents consist of cash, repurchase agreements and money market accounts at various commercial banks. All cash equivalents have original maturities of 90 days or less. For cash and cash equivalents, cost approximates market value.

The Company has evaluated its investment policies consistent with Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” and determined that all of its short-term investment securities are to be classified as available-for-sale. Under this requirement, securities are marked to market through stockholders’ equity. The carrying value of the Company’s available-for-sale securities approximates fair value due to the liquidity of the instruments. As a result, the impact on stockholders’ equity is immaterial and has not been recorded. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income on the accompanying statements of income.

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

(f)  Goodwill, Radio Broadcasting Licenses and Other Intangible Assets

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Radio broadcasting licenses acquired in business combinations are valued using a discounted cash flow analysis. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and radio broadcasting licenses are not amortized, but are tested annually for impairment at the reporting unit level and unit of accounting level, respectively. Impairment of goodwill is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge for goodwill is recorded for the excess. Impairment of radio broadcasting licenses is the condition that exists when the carrying amount of the radio broadcasting license exceeds its implied fair value. The implied fair value of a radio broadcasting license is the discounted cash flow value of its projected income stream. If the recorded value of the radio broadcasting license exceeds its implied value, an impairment charge for the radio broadcasting license is recorded for the excess. The Company performs an impairment test as of October 1 of each year, or when other conditions suggest an impairment may have occurred. The Company determined that its goodwill and radio broadcasting licenses were not impaired during 2005, 2004 and 2003 and, accordingly, no impairment charge was recognized. See also Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

(g)  Impairment of Long-Lived Assets, Excluding Goodwill and Radio Broadcasting Licenses

The Company accounts for the impairment of long-lived assets, excluding goodwill and radio broadcasting licenses, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest levels for which there are

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. The Company determined that its long-lived assets were not impaired during 2005, 2004 and 2003 and, accordingly, no impairment charge was recognized.

(h)  Financial Instruments

Financial instruments as of December 31, 2005 and 2004 consist of cash and cash equivalents, short-term investments, trade accounts receivable, notes receivable (which are included in other assets), accounts payable, accrued expenses, long-term debt and stock subscriptions receivable. The carrying amounts approximate fair value for each of these financial instruments as of December 31, 2005 and 2004, except for the Company’s outstanding senior subordinated notes. The 8 7/8% senior subordinated notes had a fair value of approximately $316.9 million and $334.1 million as of December 31, 2005 and 2004, respectively. In February 2005, the Company completed the private placement of $200.0 million 6 3/8% senior subordinated notes. The 6 3/8% senior subordinated notes had a fair value of approximately $194.5 million as of December 31, 2005. The fair value was determined based on the fair market value of similar instruments.

(i)  Derivative Financial Instruments

The Company recognizes all derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”. The derivative instruments are recorded on the balance sheet at fair value. The accounting for changes in derivative fair value depends on the classification of the derivative as a hedging instrument. Derivative value changes are recorded in income for any contracts not classified as qualifying cash flow hedges. For derivatives classified as qualifying cash flow hedges, the effective portion of the derivative value change must be recorded through other comprehensive income, a component of stockholders’ equity, net of tax. See Note 7 — Derivative Instruments for further discussion.

(j)  Revenue Recognition

The Company recognizes revenue for broadcast advertising when the commercial is broadcast and is reported net of agency and outside sales representative commissions in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” Agency and outside sales representative commissions, when applicable, are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $48.1 million and $44.0 million during the years ended December 31, 2005 and 2004, respectively.

(k)  Barter Arrangements

The Company broadcasts certain customers’ advertising in exchange for equipment, merchandise and services. The estimated fair value of the equipment, merchandise or services received is recorded as an expense or capitalized as they are used, consumed or received. Barter revenue is recognized as the related advertising is aired.

(l)  Network Affiliation Agreements

The Company has network affiliation agreements classified as Other Intangible Assets. These agreements are amortized over their useful lives. Losses on contract terminations are determined based on the specifics of each

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

contract in accordance with SFAS No. 63, “Financial Reporting by Broadcasters”. See also Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

(m)  Advertising

The Company expenses advertising costs as incurred. Total advertising expenses were approximately $12.7 million, $8.5 million and $7.4 million for the years ended December 31, 2005, 2004 and 2003, respectively.

(n)  Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company provides a valuation allowance on its net deferred tax assets when it is more likely that such assets will not be realized. Deferred income tax expense or benefits are based upon the changes in the asset or liability from period to period.

(o)  Stock-Based Compensation

The Company accounts for stock-based compensation arrangements in accordance with the provisions of APB Opinion No. 25. “Accounting for Stock Issued to Employees,” and related interpretations, and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” Under APB Opinion No. 25, compensation expense is recognized as the difference between the fair market value of the Company’s stock and the exercise price on the date of grant.

At December 31, 2005, the Company had one stock-based employee compensation plan. The following table illustrates the effect on net income if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	For the Year Ended December 31,
	2005	2004	2003
	(In thousands, except share data)

Net income applicable to common stockholders, as reported:	$47,769	$41,462	$33,643
Add: stock-based employee compensation expense included in net income	164	—	—
Less: total stock-based employee compensation expense determined under fair value-based method for all awards	18,530	12,122	12,454

Pro forma net income applicable to common stockholders	$29,403	$29,340	$21,189

As reported net income per share — basic	$0.46	$0.40	$0.32
As reported net income per share — diluted	0.46	0.39	0.32
Pro forma net income per share — basic	0.28	0.28	0.20
Pro forma net income per share — diluted	0.28	0.28	0.20

The per share weighted-average fair value of employee options granted during the year ended December 31, 2005, 2004 and 2003 was $7.13, $8.02 and $11.42, respectively, on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2005	2004	2003

Average risk-free interest rate	4.33%	3.65%	3.28%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	5 years	5 years	5 years
Expected volatility	60%	65%	72%

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123 (See Note 1(s) — Impact of Recently Issued Accounting Pronouncements).

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

The following table sets forth the components of comprehensive income:

	2005	2004	2003
	(In thousands)

Net income	$50,530	$61,602	$53,783
Other comprehensive income (net of tax of $715, $1,536, and $251 and, respectively):
Derivative and hedging activities	1,109	2,454	401

Comprehensive income	$51,639	$64,056	$54,184

(q)  Segment Reporting

The Company has only one segment, radio broadcasting. The Company came to this conclusion because it has one principal product or service, has the same type of customer and operating strategy in each market, operates in one regulatory environment, has only one management group that manages the entire Company and provides information on the Company’s results as one segment to the key decision-makers. All of the Company’s broadcast revenue is derived from stations located in the United States.

(r)  Earnings Per Share

Earnings per share is based on the weighted average number of common and diluted common equivalent shares for stock options outstanding during the period the calculation is made, divided into the net income applicable to common stockholders. Diluted common equivalent shares consist of shares issuable upon the exercise of stock options using the treasury stock method.

(s)  Impact of Recently Issued Accounting Pronouncements

In September 2004, the Emerging Issues Task Force issued Topic D-108, “Use of the Residual Method to Value Acquired Assets Other than Goodwill.” Topic D-108 prohibits the use of the residual method for all assets acquired in a business combination completed after September 29, 2004. Further, companies that have applied the residual method to the valuation of intangible assets for purposes of impairment testing should perform an impairment test using a direct value method on all intangible assets that were previously valued using the residual method by no later than the beginning of their first fiscal year beginning after December 15, 2004. We adopted Topic D-108 in 2005 and have obtained independent appraisals of all intangible assets acquired in order to perform our annual impairment tests in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The adoption of this standard did not have a material impact on our financial statements.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) sets accounting requirements for “share-based” compensation to employees, including employee stock purchase plans. The statement eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25 and generally requires instead that such transactions be accounted for using

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a fair-value-based method. Disclosure of the effect of expensing the fair value of equity compensation is currently required under existing literature. The statement also requires the tax benefit associated with these share based payments be classified as financing activities in the Statement of Cash Flows rather than operating activities as currently permitted.

The Company adopted SFAS No. 123(R) on January 1, 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods:

•	A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS No. 123(R) for all awards granted to employees prior to the effective date of SFAS No. 123(R) that remain unvested on the effective date.

•	A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS No. 123, “Accounting for Stock-Based Compensation,” for purposes of pro forma disclosures for either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company is using the Black-Scholes Option Pricing Model to estimate the fair value of its stock options and is using the modified prospective method in adopting the fair value method of measuring compensation cost relating to stock-based employee compensation. Upon adoption, unrecognized non-cash stock compensation expense related to unvested options outstanding as of December 31, 2005 was approximately $18.7 million and will be recorded over the remaining vesting period of four years. The Company anticipates that its adoption of SFAS No. 123(R) will result in an increase in operating expenses in the range of approximately $11.0 to 13.0 million for 2006.

SFAS No. 154, “Accounting Changes and Error Corrections,” which amends APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28”, was issued in June 2005. SFAS No. 154 requires retrospective application to financial statements of prior periods for changes in accounting principles that are not adopted prospectively. This statement is effective January 1, 2006, and had no impact on the Company’s 2005 financial statements.

2.	ACQUISITIONS:

In September 2005, the Company announced an agreement to acquire the assets of WHHL-FM (formerly WRDA-FM), a radio station located in the St. Louis metropolitan area, for approximately $20.0 million in cash. The Company began operating the station under a local marketing agreement (“LMA”) in October 2005, and the financial results since inception of the LMA have been included in the Company’s financial statements. The station has been consolidated with the existing St. Louis operations. The Company expects to complete the acquisition in the second quarter of 2006.

In February 2005, the Company acquired 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D common stock valued at approximately $25.4 million. Reach Media commenced operations in 2003 and was formed by Tom Joyner, Chairman, and David Kantor, Chief Executive Officer, to operate the Tom Joyner Morning Show and related businesses. Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndication agreements. Mr. Joyner is a leading nationally syndicated radio personality. The Tom Joyner Morning Show is broadcast on over 115 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. In addition, in October 2005, Reach Media launched the Tom Joyner Show, a weekly syndicated television variety show airing in most of the top 50 markets. Reach Media also operates the Tom Joyner Sky Show, the Tom Joyner Family Reunion and various other special event-related activities. Additionally, Reach Media operates www.BlackAmericaWeb.com, an African-American targeted internet destination, and provides content, which is aired on TV One, an affiliate.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s preliminary purchase price allocation consisted of, approximately $40.4 million to definite-lived intangibles ($24.8 million to talent agreement, $9.7 million to intellectual property and $5.9 million to affiliate agreements), approximately $15.1 million to deferred tax liability, approximately $30.0 million to goodwill, and approximately $1.3 million to net assets on the Company’s consolidated balance sheet. The final purchase price allocation was completed in the first quarter of 2006.

In November 2004, the Company completed the acquisition of the assets of WABZ-FM, a radio station located in the Charlotte metropolitan area. Upon completing the acquisition, the Company consolidated the station with its existing Charlotte operations, changed the call sign to WPZS-FM and reformatted the station. The total acquisition price was approximately $11.5 million in cash. The Company allocated the full value of the purchase price to radio broadcasting licenses on the Company’s consolidated balance sheet as of December 31, 2004. Upon completion of the purchase price allocation in February 2005, the allocation was adjusted and approximately $11.4 million and $76,000 were assigned to radio broadcasting licenses and goodwill, respectively.

In October 2004, the Company acquired the outstanding stock of New Mableton Broadcasting Corporation (“NMBC”), which owned WAMJ-FM, a radio station located in the Atlanta metropolitan area. The Company began operating WAMJ-FM under an LMA in August 2001. NMBC’s majority shareholder was an entity controlled by the Company’s Chief Executive Officer and President. The total acquisition price was approximately $35.0 million in cash. The Company allocated the full value of the purchase price to radio broadcasting licenses on the Company’s consolidated balance sheet as of December 31, 2004. Upon completion of the purchase price allocation in April 2005, the Company assigned approximately $32.0 million to radio broadcasting licenses, approximately $15.2 million to goodwill, $872,000 to other assets, and approximately $13.2 million to deferred tax liability.

In February 2004, the Company completed the acquisition of the assets of WSNJ-FM, a radio station located in the Philadelphia metropolitan area. Upon receiving the necessary regulatory approvals, the Company consolidated the station with its existing Philadelphia operations, changed the call sign to WRNB-FM and reformatted the station. The acquisition price was approximately $35.0 million in cash. The Company allocated the full value of the purchase price to radio broadcasting licenses on the Company’s consolidated balance sheet as of December 31, 2004. Upon completion of the purchase price allocation in January 2005, the allocation was adjusted and approximately $34.9 million and $54,000 were assigned to radio broadcasting licenses and goodwill, respectively.

In July 2003, the Company entered into an agreement with an affiliate of Comcast Corporation and other investors to create TV One, an entity formed to launch a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. The Company has committed to make a cash investment of approximately $74.0 million in TV One, of which the Company has already funded approximately $37.0 million. The Company also provides advertising and management services to TV One through January 2009, for which it received additional equity in TV One. The Company recorded the additional equity received in consideration for these services at approximately $17.0 million, based on the cash value of similar equity interests in TV One. In December 2004, TV One entered into a distribution agreement with DIRECTV, Inc. and certain affiliates of DIRECTV, Inc. (“DIRECTV”) became investors in TV One. As of December 31, 2005, the Company owned approximately 36% of TV One on a fully-converted basis, and Comcast owned a slightly smaller stake. See Note 5 — Investment in Affiliated Company for further discussion.

In July 2003, the Company completed the acquisition of the outstanding stock of Hawes-Saunders Broadcast Properties, Inc., owner and operator of WROU-FM (formerly WRNB-FM) licensed to West Carrollton, OH, for approximately $9.2 million in cash. The Company began operating the station under an LMA in March 2003. The acquisition also resulted in the recording of approximately $8.8 million in radio broadcasting licenses and approximately $2.2 million of other intangible assets on the Company’s consolidated balance sheet as of December 31, 2005, which includes the recording of a deferred tax liability of approximately $2.1 million for the difference in book and tax basis in the assets acquired from the purchase price being in excess of the net book value of the acquired entity.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation and amortization is calculated using the straight-line method over the related estimated useful lives. Property and equipment consists of the following:

	December 31,		Estimated
	2005	2004	Useful Lives
	(In thousands)

PROPERTY AND EQUIPMENT:
Land and improvements	$4,390	$4,405	—
Building and improvements	2,462	2,178	31 years
Transmitters and towers	27,763	23,450	7-15 years
Equipment	49,743	44,420	3-7 years
Leasehold improvements	16,688	9,346	Lease Term
Construction-in-progress	1,923	5,654

	102,969	89,453
Less: Accumulated depreciation	(52,528)	(44,626)

Property and equipment, net	$50,441	$44,827

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was approximately $11.3 million, $11.9 million, and $10.6 million, respectively.

Repairs and maintenance costs are expensed as incurred.

4.	GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

The fair value of goodwill and radio broadcasting licenses is determined on a market basis using a discounted cash flow model considering the market’s revenue, number of stations in the market, the performance of stations in the market, the Company’s performance in the market and estimated multiples for the sale of stations in that market. Because the assumptions used in estimating the fair value of goodwill and radio broadcasting licenses are based on current conditions, a change in market conditions or in the discount rate could have a significant effect on the estimated value of goodwill or radio broadcasting licenses. A significant decrease in the fair value of goodwill or radio broadcasting licenses in a market could result in additional impairment charges. The Company performs an impairment test as of October 1st of each year, or when other conditions suggest an impairment may have occurred.

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2005 and 2004:

	December 31,
	2005	2004
	(In thousands)

Balance as of January 1	$116,865	$114,516
Acquisitions	30,029	2,349
Purchase price allocation adjustment (see Note 2)	15,774	—

Balance as of December 31	$162,668	$116,865

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	December 31,		Period of
	2005	2004	Amortization
	(In thousands)

Trade names	$26,333	$26,312	2-5 Years
Talent agreement	24,788	—	10 Years
Debt financing costs	17,224	14,540	Term of debt
Intellectual property	9,692	—	10 Years
Affiliate agreements	5,959	—	1-10 Years
Favorable transmitter site and other intangibles	5,272	4,733	6-60 Years

	89,268	45,585
Less: Accumulated amortization	(35,624)	(32,601)

Other intangible assets, net	$53,644	$12,984

Amortization expense for the years ended December 31, 2005, 2004 and 2003 was approximately $5.3 million, $5.1 million, and $7.5 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The following table presents the Company’s estimate of amortization expense for each of the five succeeding years for intangible assets, excluding deferred financing costs.

(In thousands)

2006	$4,766
2007	4,429
2008	4,133
2009	4,058
2010	3,989

Future amortization expense may vary as a result of future acquisitions and dispositions.

5.	INVESTMENT IN AFFILIATED COMPANY:

In July 2003, the Company entered into a joint venture agreement with an affiliate of Comcast Corporation and other investors to create TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. The Company has committed to make a cumulative cash investment of $74.0 million in TV One over approximately four years, of which the Company has already funded $37.0 million. In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One. As of December 31, 2005, the Company owned approximately 36% of TV One on a fully-converted basis.

The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the years ended December 31, 2005, 2004, and 2003, the Company’s allocable share of TV One’s losses was approximately $1.8 million, $3.9 million and $2.1 million, respectively. Under the hypothetical liquidation at book value approach, the decrease in the Company’s claim on the change in net assets of TV One resulting from additional equity contributed to TV One by investors resulted in a decrease to additional paid-in capital of the Company for the year ended December 31, 2005 in accordance with SAB No. 51, “Accounting for Sales of Stock by a Subsidiary.”

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

The Company is accounting for these services transactions in accordance with Emerging Issues Task Force, Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.” As these services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, this has been determined to be the value of underlying advertising time that is being provided to TV One. For the network services agreement, this has been determined to be the value of the equity received in TV One. As a result, the Company is re-measuring the fair value of the equity received to complete its obligations under the network services agreement in each subsequent reporting period as the services are provided. The Company recognized approximately $2.7 million and $1.9 million of revenue relating to these two agreements for the years ended December 31, 2005 and 2004, respectively.

6.	OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:

	December 31,
	2005	2004
	(In thousands)

Deferred revenue	$2,488	$5
Deferred contract termination credits	2,168	—
Deferred rent	1,271	593
Accrued national representative fees	976	1,203
Accrued miscellaneous taxes	582	1,419
Other	1,286	2,399

Other current liabilities	$8,771	$5,619

7.	DERIVATIVE INSTRUMENTS:

During 2005, the Company entered into four fixed rate swap agreements to reduce exposure to interest rate fluctuations on certain floating rate debt commitments. The Company accounts for swap agreements under the mark-to-market method of accounting.

The swap agreements had the following terms:

Agreement	Notional Amount	Expiration	Fixed Rate

No. 1	$25.0 million	June 16, 2007	4.08%
No. 2	25.0 million	June 16, 2008	4.13
No. 3	25.0 million	June 16, 2010	4.27
No. 4	25.0 million	June 16, 2012	4.47

Each swap agreement has been accounted for as a qualifying cash flow hedge of the Company’s senior bank term debt in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instruments as reflected on the accompanying balance sheets.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the swap agreements, the Company pays the fixed rate listed in the table above plus a spread based on its leverage ratio (as defined in its credit facility). The counterparties to the agreements pay the Company a floating interest rate based on the three-month London Interbank Offered Rate (“LIBOR”) (measurement and settlement is performed quarterly). The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments as of December 31, 2005 to be a receivable of approximately $1.6 million. The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are parties to the Company’s swap agreement contracts. The fair value is an estimate of the net amount that the Company would receive on December 31, 2005 if the agreements were transferred to other parties or cancelled by the Company.

Costs incurred to execute the swap agreements are deferred and amortized over the term of the swap agreements. The amounts incurred by the Company, representing the effective difference between the fixed rate under the swap agreements and the variable rate on the underlying term of the debt, are included in interest expense in the accompanying consolidated statements of income. In the event of early termination of these swap agreements, any gains or losses would be amortized over the respective lives of the underlying debt or recognized currently if the debt is terminated earlier than initially anticipated.

The Company had two swap agreements with a notional value of $150.0 million outstanding as of December 31, 2004. Those agreements were terminated when the company entered into the new bank agreement in June 2005. The Company did not incur an early termination fee. The Company recorded a $363,000 gain with the termination of the swap agreements in June 2005.

8.	LONG-TERM DEBT:

Long-term debt consists of the following:

	December 31,
	2005	2004
	(In thousands)

8 7/8% senior subordinated notes	$300,000	$300,000
6 3/8% senior subordinated notes	200,000	—
Credit facilities	452,500	320,000
Capital lease obligations	20	28

Total long-term debt	952,520	620,028
Less: current portion	(8)	(70,008)

Long-term debt, net of current portion	$952,512	$550,020

Senior Subordinated Notes

In February 2005, the Company completed the private placement of $200.0 million 6 3/8% senior subordinated notes due 2013 realizing net proceeds of approximately $195.3 million. The Company recorded approximately $4.7 million in deferred offering costs, which are being amortized to interest expense over the life of the notes using the effective interest rate method. The net proceeds of the offering, in addition to borrowings of $110.0 million under our previous revolving credit facility, and available cash, were primarily used to redeem our outstanding 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) in an amount of $309.8 million. In October 2005, the 6 3/8% senior subordinated notes were exchanged for an equal amount of notes registered under the Securities Act of 1933, as amended (“the Securities Act”).

In May 2001, the Company completed the private placement of $300.0 million 8 7/8% senior subordinated notes due 2011 realizing net proceeds of approximately $291.8 million. The net proceeds of the offering were primarily used to repay amounts owed on our credit facilities and previously outstanding senior subordinated notes. The

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company recorded approximately $8.2 million in deferred offering costs, which are being amortized to interest expense over the life of the notes using the effective interest rate method. In November 2001, the 8 7/8% senior subordinated notes were exchanged for an equal amount of notes registered under the Securities Act.

Credit Facilities

In June 2005, the Company entered into a new credit agreement (the “Credit Agreement”) with a syndicate of banks. The term of the Credit Agreement is seven years and the total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with provisions of the Credit Agreement, including but not limited to, financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, direct and indirect investments permitted under the Credit Agreement, and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining a ratio of consolidated adjusted EBITDA to consolidated interest expense of no less than 2.50 to 1.00, (b) maintaining a ratio of consolidated debt for borrowed money to consolidated adjusted EBITDA of no greater than 6.50 to 1.00 from June 13, 2005 to September 30, 2006, and no greater than 6.00 to 1.00 beginning October 1, 2006 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million under the Credit Agreement to retire all outstanding obligations under its previous credit agreement, dated as of July 17, 2000. The previous credit agreement provided for borrowings of up to $600.0 million, and consisted of a $350.0 million term facility and a $250.0 million revolving facility.

For the years ended December 31, 2005 and 2004, the Company had average borrowings outstanding of approximately $452.5 million and $320.0 million, respectively, at average annual interest rates of approximately 5.89% and 3.67%, respectively.

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

The payment of principal, premium and interest on the notes and credit facilities is fully and unconditionally guaranteed, jointly and severally, by Radio One and most of Radio One’s existing wholly-owned subsidiaries that guarantee the notes and credit facilities.

Future minimum principal payments of long-term debt as of December 31, 2005 are as follows:

	Senior
	Subordinated	Credit	Capital
	Notes	Facilities	Leases
	(In thousands)

2006	$—	$—	$8
2007	—	7,500	6
2008	—	37,500	6
2009	—	67,500	—
2010	—	75,000	—
2011 and thereafter	500,000	265,000	—

Total long-term debt	$500,000	$452,500	$20

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	INCOME TAXES:

Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

In June 2005, the state of Ohio enacted a law that will phase-out the corporation franchise tax and phase-in a commercial activity tax. The commercial activity tax is based on gross receipts. The Company has determined the likelihood of a reversal of the certain temporary differences related to intangible assets within the five-year period of the phase-out is unlikely, as these temporary items have indefinite lives. Under the new law, temporary differences (which would have created a deferred tax asset or liability) reversing after the phase-in period of the gross receipts based tax will no longer impact the Company’s income tax provision. Therefore, the Company reduced its deferred tax liability and recorded an income tax benefit of approximately $4.7 million for the year ended December 31, 2005. No additional deferred tax liability will be created related to the amortization of these intangibles during the five-year phase-out period.

The Company’s purchase of 51% of the common stock of Reach Media and 100% of NMBC in 2005 and 2004, respectively were stock acquisitions. Associated with these stock purchases, the Company allocated the purchase price to the related assets acquired, with the excess purchase price (if any) allocated to goodwill. Usually, in a stock purchase, for income tax purposes, the underlying assets of the acquired companies retain their historical tax basis. Accordingly, the Company recorded a deferred tax liability of approximately $28.3 million in 2005 related to the difference between the book and tax basis for all of the assets acquired (excluding nondeductible goodwill).

A reconciliation of the statutory federal income taxes to the recorded income tax provision is as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Statutory tax (@ 35% rate)	$27,792	$35,112	$30,185
Effect of state taxes, net of federal	1,722	4,324	3,611
Effect of Ohio tax law change	(4,719)	—	—
Valuation allowance	792	—	—
Other	1,416	(719)	(1,334)

Provision for income taxes	$27,003	$38,717	$32,462

The components of the provision for income taxes are as follows:

	Year Ended December 31,
	2005	2004	2003
	(In thousands)

Federal:
Current	$697	$—	$—
Deferred	29,850	32,042	26,906
State:
Current	1,852	570	569
Deferred	(5,396)	6,105	4,987

Provision for income taxes	$27,003	$38,717	$32,462

The decrease in the provision for income taxes for the year ended December 31, 2005, compared to the same period in 2004, was primarily due to a decrease in pretax income for the year ended December 31, 2005, compared to the same period in 2004, and a favorable change to Ohio state tax laws enacted on June 30, 2005.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement and tax basis of assets and liabilities. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2005 and 2004 are as follows:

	2005	2004
	(In thousands)

Deferred tax assets —
Allowance for doubtful accounts	$1,309	$1,923
Accruals	1,357	1,790
Other	98	506

Total current tax assets before valuation allowance	2,764	4,219
Valuation allowance	(18)	—

Net current tax assets	2,746	4,219
Interest expense	—	138
Radio broadcasting licenses and other intangibles amortization	—	15,293
Other accrued	1,024	—
Net operating loss carryforwards	93,887	68,184
Other	1,216	1,177

Total noncurrent deferred tax assets before valuation allowance	96,127	84,792
Valuation allowance	(773)	—

Net noncurrent deferred tax assets	95,354	84,792

Total deferred tax assets	$98,100	$89,011

Deferred tax liabilities —
Prepaid expenses	(426)	(183)
Television production costs	(400)	—

Total current deferred tax liabilities	(826)	(183)
Intangible assets	(249,497)	(195,981)
Depreciation	(182)	(416)
Interest expense	(563)	—
Partnership interests	(7,121)	(2,578)
Other	(1,305)	(139)

Total deferred tax liabilities	(259,494)	(199,297)

Net deferred tax liabilities	$(161,394)	$(110,286)

The Company acquired net operating loss (“NOL”) carryforwards of approximately $1.2 million related to Reach Media and $2.5 million related to NMBC in 2005 and 2004, respectively. As of December 31, 2005, the Company had an NOL carryforward of approximately $234.5 million, which is recorded as a deferred tax asset. The NOL carryforwards expire beginning in 2018 through 2025. The Company’s utilization of these net operating loss carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code.

As of December 31, 2005, the Company had a capital loss carryforward of $1.3 million recorded as a deferred tax asset. The capital loss carryforwards expire beginning in 2007 through 2008.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has provided a valuation allowance of $440,000 related to the deferred tax assets for Ohio net operating losses as of December 31, 2005. Due to the Ohio state tax law changes, the Company has determined it is more likely than not that it will not realize the benefit of the net operating losses. The Company has provided a valuation allowance of $352,000 related to the deferred tax assets for charitable contribution carryforwards as of December 31, 2005. The Company has determined it is more likely than not that it will not utilize the charitable contribution carryforwards within the next two years.

10.	STOCKHOLDERS’ EQUITY:

Capitalization

In May 2005, the Company’s board of directors authorized a stock repurchase program for up to $150.0 million of the Company’s Class A and Class D common stock over a period of 18 months, with the amount and timing of repurchases based on stock price, general economic and market conditions, certain restrictions contained in the Credit Agreement, the indentures governing the Company’s senior subordinated debt, and certain other factors. The repurchase program does not obligate the Company to repurchase any of its common stock and may be discontinued or suspended at any time.

For the year ended December 31, 2005, 592,744 shares of Class A and 5,805,697 shares of Class D common stock were repurchased at an average price of $12.02 and $12.15, respectively, for a total of approximately $77.7 million.

In February 2005, the Company redeemed all of its outstanding HIGH TIDES in an amount of $309.8 million. This redemption was financed with the net proceeds of the sale of the Company’s 6 3/8% senior subordinated notes due 2013, borrowings under its revolving credit facility, and available cash.

1999 Stock Option and Restricted Stock Grant Plan

In March 2004, the Company’s board of directors voted to increase the number of shares of Class D common stock issuable under the Stock Option and Restricted Stock Grant Plan (“Plan”) to 10,816,198, and to incorporate all prior amendments into the Plan. This amendment to the Plan was approved by the Company’s stockholders in May 2004. At inception of the Plan, the Company’s board of directors authorized 1,408,099 shares of Class A common stock. The options are exercisable in installments determined by the compensation committee of the Company’s board of directors. The options expire as determined by the committee, but no later than ten years from the date of grant.

Transactions and other information relating to the Plan for the years ended December 31, 2005, 2004 and 2003 are summarized below:

	Year Ended December 31,
	2005		2004		2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Balance, beginning of year	6,240,000	$15.26	5,091,000	$15.43	4,021,000	$14.02
Granted	1,634,000	13.33	1,633,000	14.84	1,470,000	18.63
Cancelled	(490,000)	18.47	(375,000)	16.86	(228,000)	15.22
Exercised	(132,000)	8.25	(109,000)	11.03	(172,000)	10.09

Balance, end of year	7,252,000	$14.74	6,240,000	$15.26	5,091,000	$15.43

Exercisable, end of year	4,923,000	$14.78	3,084,000	$14.60	1,663,000	$14.14

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2005, there were 4,273,758 shares available under the Plan for future grants. At December 31, 2005, all options have been issued to employees and directors.

The following information relates to options outstanding and exercisable at December 31, 2005:

	Options Outstanding
		Weighted		Options Exercisable
		Average	Weighted		Weighted
		Remaining	Average		Average
		Contractual	Exercise		Exercise
Range of Exercise Price	Options	Life (Years)	Price	Options	Price

$ 7.50 to $ 7.96	170,000	4.33	$7.59	170,000	$7.59
$ 7.97 to $10.61	168,000	3.83	8.28	155,000	8.11
$10.62 to $15.92	5,132,000	7.46	13.87	3,448,000	14.21
$15.93 to $23.88	1,782,000	7.35	18.54	1,150,000	18.29

	7,252,000		$14.74	4,923,000	$14.78

11.	RELATED PARTY TRANSACTIONS:

In 2001, three officers of the Company, the Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and the Chief Administrative Officer (“CAO”), purchased 1,500,000 shares of the Company’s Class D common stock, 333,334 shares of the Company’s Class A common stock and 666,666 of the Company’s Class D common stock, and 250,000 shares of the Company’s Class D common stock, respectively. The stock was purchased with the proceeds of full recourse loans from the Company in the amounts of approximately $21.1 million, $7.0 million and $2.0 million, respectively.

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

Also in September 2005, the CFO repaid a portion of his loan. The partial repayment of approximately $7.5 million was effected using 300,000 shares of the Company’s Class A common stock and 230,000 shares of the Company’s Class D common stock owned by the CFO. As of December 31, 2005, the remaining balance on the CFO’s loan was approximately $1.6 million. All shares transferred to the Company in satisfaction of this loan have been retired. As of December 31, 2005, the accrued interest on the loan to the CFO was $23,000.

The Company also had loans outstanding to the Company’s CEO, CFO and Chief Operating Officer (“COO”) in the amounts of $380,000, $88,000 and $262,000, respectively. The loans are due on demand and bear interest at 5.6%. The CEO repaid in full, and in cash, the balance of his loan in the amount of $549,000 in March 2005. As of December 31, 2005, the accrued interest on the loans to the CFO and COO was $38,000 and $121,000, respectively.

In February 2002, the Company’s CFO exercised a contractual right to receive a non-interest-bearing loan in the amount of $750,000. The loan was paid in full in January 2005. The repayment was effected using a combination of cash and 20,000 shares of the Company’s Class D common stock approximating $318,000 owned by the CFO. All shares transferred to the Company in satisfaction of this loan have been retired.

In October 2004, the Company acquired the outstanding stock of NMBC, which owned WAMJ-FM, a radio station licensed to the Atlanta metropolitan area. The total acquisition price was approximately $35.0 million in

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash, of which approximately $10.0 million was paid in available cash and $25.0 million was paid through borrowings under the Company’s credit facility. Prior to the acquisition, Mableton Investment Group, LLC (“MIG”) was NMBC’s majority shareholder. Alfred C. Liggins, III, the Company’s CEO, was the sole member and manager of MIG. Until February 2003, Syndicated Communications Venture Partners II, LP was also a member of MIG. Terry L. Jones, a general partner of Syndicated Communications Venture Partners II, LP is a member of the Company’s board of directors. The terms of the NMBC acquisition were approved by an independent committee of the Company’s board of directors and a fairness opinion was obtained from an independent third party. Prior to acquiring NMBC, the Company programmed and provided marketing services to WAMJ-FM through an LMA with MIG. Total fees paid under the LMA were $0 and $154,000 for the years ended December 31, 2005 and 2004, respectively.

The Company leased office space from a partnership in which the Company’s CEO and Chairperson were partners. Effective June 28, 2004, the partnership sold the property to a third party. On that date, the Company entered into a new lease agreement with the third party that expired in January 2005, after which the Company relocated to a new facility. Total rent paid to the partnership was $119,000 during the year ended December 31, 2004.

The Company’s CEO and Chairperson own a music company called Music One, Inc. The Company sometimes engages in promoting the recorded music product of Music One, Inc.

Bell Broadcasting Company, a Radio One subsidiary, leases the transmitter site for WDMK-FM from American Signaling Corporation for $75,000 per year. American Signaling Corporation is a wholly-owned subsidiary of Syndicated Communications Venture Partners II, L.P. Terry L. Jones, a general partner of Syndicated Communications Venture Partners II, L.P., is also a member of Radio One’s board of directors. We believe that the terms of this lease are not materially different than if the agreement were with an unaffiliated third party.

12.	PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its board of directors. The Company made no contributions to the plan during 2005, 2004 or 2003.

13.	COMMITMENTS AND CONTINGENCIES:

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

TV One Cable Network

Pursuant to a limited liability company agreement dated July 18, 2003, the Company and certain other investors formed TV One for the purpose of developing and distributing a new television programming service. The Company has committed to make a cumulative cash investment of $74.0 million in TV One over approximately four years. As of December 31, 2005, the Company has already funded $37.0 million under this agreement.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Royalty Agreements

The Company has entered into fixed fee and variable share agreements with music performance rights organizations that expire as late as 2009. During the years ended December 31, 2005, 2004 and 2003, the Company incurred expenses of approximately $11.1 million, $8.7 million and $9.5 million, respectively, in connection with these agreements.

Leases and Other Operating Contracts and Agreements

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities and noncancelable capital leases for equipment that expire over the next 20 years. The future minimum lease payments and rentals under noncancelable leases as of December 31, 2005 are shown below.

The Company has other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements that expire over the next 9 years. The amounts the Company is obligated to pay for these agreements are shown below.

	Capital	Operating	Other Operating
	Lease	Lease	Contracts and
	Payments	Payments	Agreements
	(In thousands)

Year ending December 31:
2006	$8	$7,399	$35,732
2007	6	7,010	25,989
2008	6	6,688	20,245
2009	—	6,092	18,098
2010	—	5,361	18,030
Thereafter	—	18,487	43,330

Total	20	$51,037	$161,424

Less amount representing interest	2

Present value of net minimum lease payments	18
Less current maturities	8

Long-term obligations, less interest	$10

Rent expense for the years ended December 31, 2005, 2004 and 2003 was approximately $7.8 million, $6.3 million, and $5.9 million, respectively. The total cost of assets under capital lease as of December 31, 2005 was $35,000.

Other Contingencies

The Company has been named as a defendant in several legal actions occurring in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

14.	CONTRACT TERMINATION:

During the year ended December 31, 2005, the Company terminated its national sales representation agreements with Interep National Radio Sales, Inc. (“Interep”), and entered into new agreements with Katz Communications, Inc. (“Katz”), whereby Katz became the Company’s sole national sales representative. Interep

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had previously acted as a national sales representative for approximately half of the Company’s national advertising business, while Katz represented the remaining half. Katz paid the Company $3.4 million as an inducement to enter into the new agreements. Katz also agreed to pay Interep approximately $5.3 million to satisfy the Company’s termination obligations stemming from the previous sales representation agreements with Interep. Accordingly, the Company recorded the termination obligation of approximately $5.3 million as a one-time charge in selling, general and administrative expense for the year ended December 31, 2005. Both the $3.4 million inducement and the approximately $5.3 million termination amount are being amortized over the four-year life of the new Katz agreements as a reduction to selling, general and administrative expense. As of December 31, 2005, approximately $5.8 million of the deferred termination obligation and inducement amount is reflected in other long-term liabilities on the accompanying consolidated balance sheets, and approximately $2.2 million is reflected in other current liabilities.

15.	QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarters Ended
	March 31	June 30	September 30	December 31
	(In thousands, except share data)

2005:
Net broadcast revenue	$77,010	$101,525	$101,392	$91,208
Operating income	28,691	46,127	38,008	30,086
Net income	9,687	19,844	11,466	9,532
Net income applicable to common stockholders	6,926	19,844	11,466	9,532
Net income per share — basic and diluted	0.07	0.19	0.11	0.10

Weighted average shares outstanding — basic	105,391,000	105,568,000	103,709,000	100,387,000
Weighted average shares outstanding — diluted	105,631,000	105,733,000	103,903,000	100,479,000

2004:
Net broadcast revenue	$69,662	$86,210	$84,366	$79,523
Operating income	25,414	39,153	38,600	38,127
Net income	8,791	17,459	16,768	18,584
Net income applicable to common stockholders	3,756	12,424	11,733	13,549
Net income per share — basic and diluted	0.04	0.12	0.11	0.13

Weighted average shares outstanding — basic	104,856,000	104,954,000	104,987,000	105,000,000
Weighted average shares outstanding — diluted	105,590,000	105,546,000	105,303,000	105,231,000

The sum of quarterly per share net income does not necessarily agree to the net income per share for the year due to the timing of stock issuances.

During the fourth quarter of 2004, the Company modified its methodology for estimating its equity in the operating results of TV One. As a result of this modification, the Company adjusted its previously recorded equity losses in TV One, leading to the recognition of a non-cash equity gain of approximately $2.0 million during the

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fourth quarter of 2004 and a cumulative non-cash equity loss of $3.9 million for 2004. See Note 5 — Investment in Affiliated Company for further discussion.

16.	SUBSEQUENT EVENTS:

WIFE-FM Acquisition

In February 2006, the Company signed an agreement to acquire the assets of WIFE-FM, a radio station located in the Cincinnati metropolitan area for approximately $18.0 million in cash. Subject to the necessary regulatory approvals, the station will be consolidated within the Company’s existing Cincinnati operations. The Company expects to complete this acquisition during the second half of 2006.

African-American Talk Radio Network

In January 2006, through a joint venture with Reach Media, the Company launched a new African-American news/talk radio network. The network features several leading African-American personalities. To date, 26 stations have committed to carrying all or a portion of the network’s programming.

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company’s restricted subsidiaries (Subsidiary Guarantors) have fully and unconditionally guaranteed the Company’s 8 7/8% senior subordinated notes due 2011, 6 3/8% senior subordinated notes due 2013 and credit facilities.

Set forth below are consolidated financial statements for the Company and the Subsidiary Guarantors as of December 31, 2005 and 2004, and for each of the three years ended December 31, 2005. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS
As of December 31, 2005

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$794	$18,287	$—	$19,081
Trade accounts receivable, net of allowance for doubtful accounts	29,588	33,509	—	63,097
Prepaid expenses and other current assets	1,302	4,235	—	5,537
Income tax receivable	—	3,935	—	3,935
Deferred income tax asset	2,282	(362)	—	1,920

Total current assets	33,966	59,604	—	93,570
PROPERTY AND EQUIPMENT, net	30,319	20,122	—	50,441
INTANGIBLE ASSETS, net	1,935,946	77,534	—	2,013,480
INVESTMENT IN SUBSIDIARIES	—	1,957,726	(1,957,726)	—
INVESTMENT IN AFFILIATED COMPANY	—	37,362	—	37,362
OTHER ASSETS	673	5,854	—	6,527

Total assets	$2,000,904	$2,158,202	$(1,957,726)	$2,201,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$899	$2,204	$—	$3,103
Accrued interest	—	19,308	—	19,308
Accrued compensation and related benefits	3,294	17,552	—	20,846
Income taxes payable	—	3,805	—	3,805
Other current liabilities	2,079	6,692	—	8,771
Current portion of long-term debt	8	—	—	8

Total current liabilities	6,280	49,561	—	55,841
LONG-TERM DEBT, net of current portion	12	952,500	—	952,512
OTHER LONG-TERM LIABILITIES	—	6,316	—	6,316
DEFERRED INCOME TAX LIABILITY	36,886	126,428	—	163,314

Total liabilities	43,178	1,134,805	—	1,177,983

MINORITY INTEREST IN SUBSIDIARY	—	2,856	—	2,856
STOCKHOLDERS’ EQUITY:
Common stock	—	99	—	99
Accumulated comprehensive income adjustments	—	958	—	958
Stock subscriptions receivable	—	(1,566)	—	(1,566)
Additional paid-in capital	1,199,056	1,026,429	(1,199,056)	1,026,429
Accumulated deficit	758,670	(5,379)	(758,670)	(5,379)

Total stockholders’ equity	1,957,726	1,020,541	(1,957,726)	1,020,541

Total liabilities and stockholders’ equity	$2,000,904	$2,158,202	$(1,957,726)	$2,201,380

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS
As of December 31, 2004

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$192	$10,199	$—	$10,391
Short-term investments	—	10,000	—	10,000
Trade accounts receivable, net of allowance for doubtful accounts	29,773	32,057	—	61,830
Prepaid expenses and other current assets	1,020	1,825	—	2,845
Income tax receivable	—	3,650	—	3,650
Deferred income tax asset	2,282	1,754	—	4,036

Total current assets	33,267	59,485	—	92,752
PROPERTY AND EQUIPMENT, net	26,349	18,478	—	44,827
INTANGIBLE ASSETS, net	1,924,945	6,100	—	1,931,045
INVESTMENT IN SUBSIDIARIES	—	1,954,344	(1,954,344)	—
INVESTMENT IN AFFILIATED COMPANY	—	37,384	—	37,384
OTHER ASSETS	807	4,326	—	5,133

Total assets	$1,985,368	$2,080,117	$(1,954,344)	$2,111,141

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,274	$7,659	$—	$8,933
Accrued expenses	5,989	33,424	—	39,413
Current portion of long-term debt	8	70,000	—	70,008

Total current liabilities	7,271	111,083	—	118,354
LONG-TERM DEBT, net of current portion	18	550,002	—	550,020
DEFERRED INCOME TAX LIABILITY	23,735	90,587	—	114,322

Total liabilities	31,024	751,672	—	782,696

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS’ EQUITY:
Common stock	—	105	—	105
Accumulated comprehensive income adjustments	—	(151)	—	(151)
Stock subscriptions receivable	—	(34,731)	—	(34,731)
Additional paid-in capital	1,276,574	1,416,284	(1,276,574)	1,416,284
Accumulated deficit	677,770	(53,062)	(677,770)	(53,062)

Total stockholders’ equity	1,954,344	1,328,445	(1,954,344)	1,328,445

Total liabilities and stockholders’ equity	$1,985,368	$2,080,117	$(1,954,344)	$2,111,141

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2005

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET BROADCAST REVENUE	$180,792	$190,342	$—	$371,134

OPERATING EXPENSES:
Programming and technical	29,682	40,694	—	70,376
Selling, general and administrative	62,444	54,525	—	116,969
Corporate expenses	8	24,278	—	24,286
Depreciation and amortization	7,814	8,776	—	16,590

Total operating expenses	99,948	128,273	—	228,221

Operating income	80,844	62,069	—	142,913
INTEREST INCOME	—	1,428	—	1,428
INTEREST EXPENSE	10	63,001	—	63,011
EQUITY IN LOSS OF AFFILIATED COMPANY	—	1,846	—	1,846
OTHER INCOME (EXPENSE), NET	66	(149)	—	(83)

Income (loss) before provision for income taxes and minority interest in income of subsidiary	80,900	(1,499)	—	79,401
PROVISION FOR INCOME TAXES	—	27,003	—	27,003
MINORITY INTEREST IN INCOME OF SUBSIDIARY	—	1,868	—	1,868

Net income (loss) before equity in income of subsidiaries	80,900	(30,370)	—	50,530
EQUITY IN NET INCOME OF SUBSIDIARIES	—	80,900	(80,900)	—

Net income	80,900	50,530	(80,900)	50,530
PREFERRED STOCK DIVIDENDS	—	2,761	—	2,761

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$80,900	$47,769	$(80,900)	$47,769

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2004

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET BROADCAST REVENUE	$163,674	$156,087	$—	$319,761

OPERATING EXPENSES:
Programming and technical	26,824	26,534	—	53,358
Selling, general and administrative	52,519	38,998	—	91,517
Corporate expenses	—	16,658	—	16,658
Depreciation and amortization	11,163	5,771	—	16,934

Total operating expenses	90,506	87,961	—	178,467

Operating income	73,168	68,126	—	141,294
INTEREST INCOME	12	2,512	—	2,524
INTEREST EXPENSE, including amortization of deferred financing costs	120	39,491	—	39,611
EQUITY IN LOSS OF AFFILIATED COMPANY	—	3,905	—	3,905
OTHER INCOME (EXPENSE)	(420)	437	—	17

Income before provision for income taxes	72,640	27,679	—	100,319
PROVISION FOR INCOME TAXES	—	38,717	—	38,717

Income (loss) after provision for income taxes	72,640	(11,038)	—	61,602
EQUITY IN NET INCOME OF SUBSIDIARIES	—	72,640	(72,640)	—

Net income	72,640	61,602	(72,640)	61,602
PREFERRED STOCK DIVIDENDS	—	20,140	—	20,140

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$72,640	$41,462	$(72,640)	$41,462

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF INCOME
For the Year Ended December 31, 2003

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET BROADCAST REVENUE	$150,332	$152,818	$—	$303,150

OPERATING EXPENSES:
Programming and technical	26,298	25,198	—	51,496
Selling, general and administrative	52,291	39,866	—	92,157
Corporate expenses	—	14,334	—	14,334
Depreciation and amortization	12,072	6,006	—	18,078

Total operating expenses	90,661	85,404	—	176,065

Operating income	59,671	67,414	—	127,085
INTEREST EXPENSE	449	40,989	—	41,438
EQUITY IN LOSS OF AFFILIATED COMPANY	—	2,123	—	2,123
OTHER INCOME, net	85	2,636	—	2,721

Income before provision for income taxes	59,307	26,938	—	86,245
PROVISION FOR INCOME TAXES	—	32,462	—	32,462

Income (loss) after provision for income taxes	59,307	(5,524)	—	53,783
EQUITY IN NET INCOME OF SUBSIDIARIES	—	59,307	(59,307)	—

Net income	59,307	53,783	(59,307)	53,783
PREFERRED STOCK DIVIDENDS	—	20,140	—	20,140

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$59,307	$33,643	$(59,307)	$33,643

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2005

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,900	$50,530	$(80,900)	$50,530
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,814	8,776	—	16,590
Amortization of debt financing costs	—	4,171	—	4,171
Deferred income taxes	13,151	11,303	—	24,454
Loss on write-down of investment	—	754	—	754
Equity in loss of affiliated company	—	1,846	—	1,846
Minority interest in income of subsidiary	—	1,868	—	1,868
Non-cash compensation	8	1,750	—	1,758
(Gain)/loss on sale of assets, net	(7)	11	—	4
Contract termination costs, net of amortization	2,382	2,167	—	4,549
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(185)	(221)	—	(406)
Income tax receivable	—	(285)	—	(285)
Due to Corporate/from Subsidiaries	(92,674)	92,674	—	—
Prepaid expenses and other assets	148	(3,154)	—	(3,006)
Accounts payable	(374)	(5,683)	—	(6,057)
Accrued interest	—	5,087	—	5,087
Accrued compensation and related benefits	22	(1,081)	—	(1,059)
Income taxes payable	—	288	—	288
Other current liabilities	(1,164)	1,709	—	545

Net cash flows from operating activities	10,021	172,510	(80,900)	101,631

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2005

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
		(Unaudited)	(Unaudited)
	(Unaudited)	(In thousands)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	$(9,420)	$(6,317)	$—	$(15,737)
Equity investments	—	(271)	—	(271)
Acquisition of 51% of the common stock of Reach Media, Inc., net of cash acquired	—	(21,320)	—	(21,320)
Change in short-term investments	—	10,000	—	10,000
Investment in Subsidiaries	—	(80,900)	80,900	—
Purchase of other intangible assets	—	(977)	—	(977)

Net cash flows used in investing activities	(9,420)	(99,785)	80,900	(28,305)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of debt	—	(455,007)	—	(455,007)
Proceeds from credit facility	—	587,500	—	587,500
Proceeds from debt issuances, net of offering costs	—	195,315	—	195,315
Redemption of convertible preferred stock	—	(309,820)	—	(309,820)
Repayment of officer loan for stock subscription	—	5,644	—	5,644
Payment of bank financing costs	—	(4,172)	—	(4,172)
Payment of preferred stock dividends	—	(6,959)	—	(6,959)
Proceeds from exercise of stock options	—	1,003	—	1,003
Repurchase of common stock	—	(77,658)	—	(77,658)
Change in interest due on stock subscription receivable	—	(482)	—	(482)

Net cash flows used in financing activities	—	(64,636)	—	(64,636)

INCREASE IN CASH AND CASH EQUIVALENTS	601	8,089	—	8,690
CASH AND CASH EQUIVALENTS, beginning of year	192	10,199	—	10,391

CASH AND CASH EQUIVALENTS, end of year	$793	$18,288	$—	$19,081

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2004

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,640	$61,602	$(72,640)	$61,602
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,163	5,771	—	16,934
Amortization of debt financing costs, unamortized discount and deferred interest	—	1,702	—	1,702
Deferred income taxes and reduction in valuation reserve on deferred income taxes	—	38,147	—	38,147
Equity in loss of affiliated company	—	3,905	—	3,905
Non-cash compensation to officers	—	2,413	—	2,413
Gain on sale of assets, net	—	3	—	3
Effect of change in operating assets and liabilities —
Trade accounts receivable, net	157	446	—	603
Due to Corporate/from Subsidiaries	61,651	(61,651)	—	—
Prepaid expenses and other	(415)	(867)	—	(1,282)
Other assets	84	(279)	—	(195)
Accounts payable	453	1,259	—	1,712
Accrued expenses and other	(935)	(890)	—	(1,825)

Net cash flows from operating activities	144,798	51,561	(72,640)	123,719

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2004

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
		(Unaudited)	(Unaudited)
	(Unaudited)	(In thousands)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(2,913)	$(10,066)	$—	$(12,979)
Investment in Subsidiaries	—	(72,640)	72,640	—
Proceeds from sale of assets	—	19	—	19
Proceeds from sale of short-term investments	—	30,700	—	30,700
Equity investments	—	(18,890)	—	(18,890)
Purchase of tower broadcasting rights and other intangible assets	—	(1,666)	—	(1,666)
Deposits and payments for station purchases	(142,107)	(10,575)	—	(152,682)

Net cash flows from investing activities	(145,020)	(83,118)	72,640	(155,498)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(52,506)	—	(52,506)
Change in interest due on stock subscription receivable	—	286	—	286
Proceeds from credit facility	—	75,000	—	75,000
Deferred financing costs	—	(201)	—	(201)
Payment of preferred stock dividends	—	(20,140)	—	(20,140)
Proceeds from exercise of stock options	—	1,721	—	1,721

Net cash flows from financing activities	—	4,160	—	4,160

DECREASE IN CASH AND CASH EQUIVALENTS	(222)	(27,397)	—	(27,619)
CASH AND CASH EQUIVALENTS, beginning of year	414	37,596	—	38,010

CASH AND CASH EQUIVALENTS, end of year	$192	$10,199	$—	$10,391

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2003

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$59,307	$53,783	$(59,307)	$53,783
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	12,072	6,006	—	18,078
Amortization of debt financing costs, unamortized discount and deferred interest	—	1,696	—	1,696
Deferred income taxes and reduction in valuation reserve on deferred income taxes	—	31,893	—	31,893
Equity in loss of affiliated company	—	2,123	—	2,123
Non-cash compensation to officers	—	1,745	—	1,745
Loss on sale/retirement of assets	(27)	72	—	45
Effect of change in operating assets and liabilities —
Trade accounts receivable, net	391	1,882	—	2,273
Due to Corporate/from Subsidiaries	(51,107)	51,107	—	—
Prepaid expenses and other current assets	289	149	—	438
Other assets	(577)	1,272	—	695
Accounts payable	(417)	427	—	10
Accrued expenses and other	(893)	(2,166)	—	(3,059)

Net cash flows from operating activities	19,038	149,989	(59,307)	109,720

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF CASH FLOWS
For the Year Ended December 31, 2003

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(6,814)	$(4,568)	$—	$(11,382)
Equity investments	—	(19,351)	—	(19,351)
Purchase of short-term investments	—	(40,700)	—	(40,700)
Proceeds from sale of short-term investments	—	40,700	—	40,700
Proceeds from sale of assets	40	(40)	—	—
Investment in Subsidiaries	—	(59,307)	59,307	—
Purchase of intangible assets	(1,262)	(17)	—	(1,279)
Deposits and payments for station purchases	(11,011)	(1,334)	—	(12,345)

Net cash flows from investing activities	(19,047)	(84,617)	59,307	(44,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(52,500)	—	(52,500)
Payment of preferred stock dividends	—	(20,140)	—	(20,140)
Proceeds from exercise of stock options	—	1,545	—	1,545
Interest on stock subscription receivable	—	(1,673)	—	(1,673)

Net cash flows from financing activities	—	(72,768)	—	(72,768)

DECREASE IN CASH AND CASH EQUIVALENTS	(9)	(7,396)	—	(7,405)
CASH AND CASH EQUIVALENTS, beginning of year	423	44,992	—	45,415

CASH AND CASH EQUIVALENTS, end of year	$414	$37,596	$—	$38,010

The accompanying notes are an integral part of these consolidating financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

INDEX TO SCHEDULES

Schedule II — Valuation and Qualifying Accounts

S-1

RADIO ONE, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2005, 2004 and 2003

	Balance at	Additions	Acquired		Balance at
	Beginning	Charged to	from		End
Description	of Year	Expense	Acquisitions	Deductions	of Year
	(In thousands)

Allowance for Doubtful Accounts:
2005	$4,943	$3,375	$—	$4,923	$3,395
2004	6,179	5,108	25	6,369	4,943
2003	5,733	6,210	10	5,774	6,179

	Balance at	Additions	Acquired		Balance at
	Beginning	Charged to	from		End
Description	of Year	Expense	Acquisitions	Deductions	of Year
(In thousands)

Valuation Allowance for Deferred Income Tax Assets:
2005	$—	$792	$—	$—	$792
2004	—	—	—	—	—
2003	—	—	—	—	—

S-2