Form 10-Q
period 2006-03-31
RADIO ONE INC
filed 2006-05-09
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2006

Class A Common Stock, $.001 Par Value	9,842,419
Class B Common Stock, $.001 Par Value	2,867,463
Class C Common Stock, $.001 Par Value	3,132,458
Class D Common Stock, $.001 Par Value	82,868,293

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
	(In thousands, except share data)

NET BROADCAST REVENUE	$82,083	$77,010

OPERATING EXPENSES:
Programming and technical	19,743	15,635
Selling, general and administrative	26,964	23,922
Corporate expenses	6,950	5,295
Stock-based compensation(1)	1,577	—
Depreciation and amortization	4,356	3,467

Total operating expenses	59,590	48,319

Operating income	22,493	28,691
INTEREST INCOME	337	472
INTEREST EXPENSE	17,286	12,429
EQUITY IN LOSS OF AFFILIATED COMPANY	481	459
OTHER (EXPENSE) INCOME, net	(276)	90

Income before provision for income taxes and minority interest in income of subsidiaries	4,787	16,365
PROVISION FOR INCOME TAXES	1,520	6,571

Income before minority interest in income of subsidiaries	3,267	9,794
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	674	107

Net income	2,593	9,687
PREFERRED STOCK DIVIDENDS	—	2,761

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$2,593	$6,926

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$0.03	$0.07

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	98,704,884	105,390,512

Diluted	98,743,376	105,630,988

(1)	Composition of stock-based compensation:
	Programming and technical	$—	$—
	Selling, general and administrative	1,199	—
	Corporate expenses	378	—

	Total stock-based compensation	$1,577	$—

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2006	2005
	(Unaudited)
	(In thousands,
	except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$23,611	$19,081
Trade accounts receivable, net of allowance for doubtful accounts of $3,556 and $3,395, respectively	54,814	63,097
Prepaid expenses and other assets	6,201	5,537
Income tax receivable	3,978	3,935
Deferred income tax asset	1,920	1,920

Total current assets	90,524	93,570
PROPERTY AND EQUIPMENT, net	49,472	50,441
GOODWILL	165,161	162,668
RADIO BROADCASTING LICENSES	1,797,727	1,797,168
OTHER INTANGIBLE ASSETS, net	48,639	53,644
INVESTMENT IN AFFILIATED COMPANY	37,622	37,362
OTHER ASSETS	8,796	6,527

Total assets	$2,197,941	$2,201,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,298	$3,103
Accrued interest	9,535	19,308
Accrued compensation and related benefits	17,203	20,846
Income taxes payable	3,619	3,805
Other current liabilities	12,588	8,771
Current portion of long-term debt	7	8

Total current liabilities	47,250	55,841
LONG-TERM DEBT, net of current portion	952,509	952,512
OTHER LONG-TERM LIABILITIES	5,716	6,316
DEFERRED INCOME TAX LIABILITY	163,196	163,314

Total liabilities	$1,168,671	$1,177,983

MINORITY INTEREST IN SUBSIDIARIES	3,530	2,856
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2006 and December 31, 2005	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 10,205,719 and 11,943,604 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	10	12
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,867,463 shares issued and outstanding	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,132,458 shares issued and outstanding	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 82,504,993 and 80,760,209 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	83	81
Accumulated other comprehensive income	1,656	958
Stock subscriptions receivable	(1,584)	(1,566)
Additional paid-in capital	1,028,355	1,026,429
Accumulated deficit	(2,786)	(5,379)

Total stockholders’ equity	1,025,740	1,020,541

Total liabilities and stockholders’ equity	$2,197,941	$2,201,380

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006 (UNAUDITED)
(In thousands, except share data)

							Accumulated
	Convertible	Common	Common	Common	Common		Other	Stock	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Comprehensive	Subscriptions	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income	Income	Receivable	Capital	Deficit	Equity
	(In thousands, except share data)

BALANCE, as of December 31, 2005	$—	$12	$3	$3	$81		$958	$(1,566)	$1,026,429	$(5,379)	$1,020,541
Comprehensive income:
Net income	—	—	—	—	—	$2,593	—	—	—	2,593	2,593
Change in unrealized income on derivative and hedging activities, net of taxes	—	—	—	—	—	698	698	—	—	—	698

Comprehensive income						$3,291

Adjustment of basis for investment in affiliated company	—	—	—	—	—		—	—	325	—	325
Vesting of non-employee restricted stock	—	—	—	—	—		—	—	(28)	—	(28)
Stock-based compensation expense	—	—	—	—	—		—	—	1,577	—	1,577
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(18)	—	—	(18)
Conversion of 1,737,885 shares of Class A common stock and 1,737,885 shares of Class D common stock	—	(2)	—	—	2		—	—	—	—	—
Employee exercise of options for 6,899 shares	—	—	—	—	—		—	—	52	—	52

BALANCE, as of March 31, 2006	$—	$10	$3	$3	$83		$1,656	$(1,584)	$1,028,355	$(2,786)	$1,025,740

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited, In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,593	$9,687
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,356	3,467
Amortization of debt financing costs	513	459
Amortization of production content	679	—
Deferred income taxes	858	5,775
Loss on write-down of investment	270	—
Equity in loss of affiliated company	481	459
Minority interest in income of subsidiaries	674	107
Stock-based and other non-cash compensation	1,829	408
Amortization of contract termination fee	(542)	—
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	8,283	7,168
Prepaid expenses and other assets	(1,449)	184
Income tax receivable	(43)	—
Accounts payable	1,195	(3,289)
Accrued interest	(9,773)	(5,120)
Accrued compensation and related benefits	(3,923)	(1,821)
Income taxes payable	(186)	(318)
Other liabilities	3,297	(858)

Net cash flows from operating activities	9,112	16,308

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(1,937)	(3,037)
Equity investments, net of cash acquired	(528)	(21,266)
Purchase of other intangible assets	(147)	(57)
Deposit for station purchase	(2,000)	—
Sale of short term investments	—	7,000

Net cash flows used in investing activities	(4,612)	(17,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(4)	(17,502)
Proceeds from exercise of stock options	52	621
Change in interest due on stock subscriptions receivable	(18)	(243)
Proceeds from credit facility	—	135,000
Proceeds from debt issuances, net of offering costs	—	195,718
Redemption of convertible preferred stock	—	(309,820)
Proceeds from stock subscriptions due	—	5,962
Payment of bank financing costs	—	(237)
Payment of preferred stock dividends	—	(6,966)

Net cash flows from financing activities	30	2,533

INCREASE IN CASH AND CASH EQUIVALENTS	4,530	1,481
CASH AND CASH EQUIVALENTS, beginning of period	19,081	10,391

CASH AND CASH EQUIVALENTS, end of period	$23,611	$11,872

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$26,192	$17,090

Income taxes	$1,328	$454

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

To maintain and/or improve its competitive position, the Company has made and may continue to make significant acquisitions of and investments in radio stations and other complementary media properties.

(b) Basis of Presentation

The consolidated financial statements are prepared in conformity with generally accepted accounting principles in the United States, and require management to make certain estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements. They may also affect the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates upon subsequent resolution of identified matters.

Certain reclassifications have been made to prior period amounts to conform to the current presentation.

(c) Principles of Consolidation

The consolidated financial statements include the accounts of Radio One and subsidiaries in which Radio One has a controlling interest. In February 2005, the Company acquired a controlling interest in Reach Media and began consolidating Reach Media for financial reporting purposes in March 2005. All significant intercompany accounts and transactions have been eliminated in consolidation. Minority interests have been recognized where a controlling interest exists, but the Company owns less than 100%. The equity method of accounting is used for investments in affiliates over which Radio One has significant influence (ownership between 20% and 50%), but does not have effective control. Investments in affiliates in which Radio One cannot exercise significant influence (ownership interest less than 20%) are accounted for using the cost method.

The Company accounts for its investment in TV One under the equity method of accounting, in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and other related interpretations. The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from losses of TV One, as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. The Company will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. The Company has determined that, although TV One is a variable interest entity (as defined by Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R)), “Consolidation of Variable Interest Entities,” the Company is not the primary beneficiary of TV One. See Note 4 — Investment in Affiliated Company.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(d) Interim Financial Statements

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. It is suggested that these consolidated financial statements be read in conjunction with the Company’s December 31, 2005 financial statements and notes thereto included in the Company’s Annual Report on Form 10-K.

(e) Cash and Cash Equivalents

Cash and cash equivalents consist of cash, repurchase agreements and money market accounts at various commercial banks. All cash equivalents have original maturities of 90 days or less. For cash and cash equivalents, cost approximates market value.

(f) Trade Accounts Receivable

Trade accounts receivable is recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s estimate of the amount of probable losses in the Company’s existing accounts receivable. The Company determines the allowance based on the aging of the receivables, the impact of economic conditions on the advertisers’ ability to pay and other factors.

(g) Goodwill, Radio Broadcasting Licenses and Other Intangible Assets

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Radio broadcasting licenses acquired in business combinations are valued using a discounted cash flow analysis. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill and radio broadcasting licenses are not amortized, but are tested annually for impairment at the reporting unit level and unit of accounting level, respectively. Impairment of goodwill is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge for goodwill is recorded for the excess. Impairment of radio broadcasting licenses is the condition that exists when the carrying amount of the radio broadcasting license exceeds its implied fair value. The implied fair value of a radio broadcasting license is the discounted cash flow value of its projected income stream. If the recorded value of the radio broadcasting license exceeds it implied value, an impairment charge for the radio broadcasting license is recorded for the excess. The Company performs an impairment test as of October 1st of each year, or when other conditions suggest an impairment may have occurred. The Company determined that its goodwill and radio broadcasting licenses were not impaired as of December 31, 2005 and no significant changes in conditions have occurred during the three months ended March 31, 2006 to suggest an impairment has occurred. Accordingly, no impairment charge was recognized. See Note 3 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(h) Impairment of Long-Lived Assets, Excluding Goodwill and Radio Broadcasting Licenses

The Company accounts for the impairment of long-lived assets, excluding goodwill and radio broadcasting licenses, in accordance with SFAS No. 144, “Accounting for the Impairment of Disposal of Long-Lived Assets.” Long-lived assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. The Company recognized a $555,000 syndicated television show impairment charge during the three months ended March 31, 2006.

(i) Financial Instruments

Financial instruments as of March 31, 2006 and December 31, 2005 consist of cash and cash equivalents, trade accounts receivable, notes receivable (which are included in other current assets), accounts payable, accrued expenses, long-term debt and subscriptions receivable. The carrying amounts approximate fair value for each of these financial instruments as of March 31, 2006 and December 31, 2005, except for the Company’s outstanding senior subordinated notes. The 8 7/8% senior subordinated notes had a fair value of approximately $314.6 million and $316.9 million as of March 31, 2006 and December 31, 2005, respectively. The 6 3/8% senior subordinated notes had a fair value of approximately $189.0 million and $194.5 million as of March 31, 2006 and December 31, 2005, respectively. The fair value was determined based on the fair market value of similar instruments.

(j) Derivative Financial Instruments

The Company recognizes all derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The derivative instruments are recorded on the balance sheet at fair value. The accounting for changes in derivative fair value depends on the classification of the derivative as a hedging instrument. Derivative value changes are recorded in income for any contracts not classified as qualifying cash flow hedges. For derivatives classified as qualifying cash flow hedges, the effective portion of the derivative value change must be recorded through other comprehensive income, a component of stockholders’ equity, net of tax. See Note 5 — Derivative Instruments.

(k) Revenue Recognition

The Company recognizes revenue for broadcast advertising when the commercial is broadcast and is reported net of agency and outside sales representative commissions in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” Agency and outside sales representative commissions, when applicable, are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $9.8 million and $10.0 million during the three months ended March 31, 2006 and 2005, respectively.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(l) Barter Arrangements

The Company broadcasts certain customers’ advertising in exchange for equipment, merchandise and services. The estimated fair value of the equipment, merchandise or services received is recorded as an expense or capitalized as they are used, consumed or received. Barter revenue is recognized as the related advertising is aired.

(m) Network Affiliation Agreements

The Company has network affiliation agreements classified as other intangible assets. These agreements are amortized over their useful lives. Losses on contract terminations are determined based on the specifics of each contract in accordance with SFAS No. 63, “Financial Reporting by Broadcasters.” See Note 3 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

(n) Advertising

The Company expenses advertising costs as incurred. Total advertising expenses were approximately $2.6 million and $1.8 million for the three months ended March 31, 2006 and 2005, respectively.

(o) Income Taxes

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

(p) Stock-Based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously used for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Such value is recognized as expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). The estimation of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period estimates are revised. We consider many factors when estimating expected forfeitures, including types of awards, employee class and historical experience. Actual results may differ substantially from our current estimates. See Note 8 — Stockholders’ Equity.

Prior to the adoption of SFAS No. 123(R), cash retained as a result of tax deductions relating to stock-based compensation was presented in the Company’s consolidated Statements of Cash Flows as operating cash flows, along with other tax cash flows, in accordance with the provisions of Emerging Issues Task Force (“EITF”) No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123(R) supersedes EITF No. 00-15, amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the Company’s consolidated Statements of Cash Flows as financing cash flows instead of operating cash flows. The Company is currently in a net operating loss tax position; hence tax

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were not recognized in financing cash flows during the three months ended March 31, 2006.

(q) Comprehensive Income

The Company’s comprehensive income consists of net income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive income consists of gains on derivative instruments that qualify for cash flow hedge treatment.

The following table sets forth the components of comprehensive income:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Net income	$2,593	$9,687
Other comprehensive income (net of tax benefit of $495 and $472, respectively):
Derivative and hedging activities	698	754

Comprehensive income	$3,291	$10,441

(r) Segment Reporting

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

(s) Net Income Applicable to Common Stockholders

The net income applicable to common stockholders for the periods ended March 31, 2006 and 2005 is net income less dividends on the Company’s preferred stock of approximately $0 and $2.8 million, respectively.

(t) Earnings Per Share

Earnings per share is based on the weighted average number of common and diluted common equivalent shares for stock options outstanding during the period the calculation is made, divided into the net income applicable to common stockholders. Diluted common equivalent shares consist of shares issuable upon the exercise of stock options using the treasury stock method.

(u) Impact of Recently Issued Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s fiscal year 2007 and is not expected to have a material impact on the Company’s financial statements as of and for the three months ended March 31, 2006.

SFAS No. 154, “Accounting Changes and Error Corrections,” which amends APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28,” was issued in May 2005. SFAS No. 154 requires retrospective application

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to financial statements of prior periods for changes in accounting principles that are not adopted prospectively. This statement was effective January 1, 2006, and had no impact on the Company’s financial statements as of and for the three months ended March 31, 2006.

2.	ACQUISITIONS:

In February 2006, the Company signed an agreement and made a deposit of $2.0 million to acquire the assets of WIFE-FM, a radio station located in the Cincinnati metropolitan area for approximately $18.0 million in cash. Subject to the necessary regulatory approvals, the station will be consolidated within the Company’s existing Cincinnati operations. The Company expects to complete this acquisition during the second half of 2006.

In September 2005, the Company announced an agreement to acquire the assets of WHHL-FM (formerly WRDA-FM), a radio station located in the St. Louis metropolitan area, for approximately $20.0 million in cash. The Company began operating the station under a local marketing agreement (“LMA”) in October 2005, and the financial results since inception of the LMA have been included in the Company’s financial statements. The station has been consolidated with the existing St. Louis operations. The Company completed the acquisition in May 2006.

In February 2005, the Company acquired 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D common stock valued at approximately $25.4 million. Reach Media commenced operations in 2003 and was formed by Tom Joyner, Chairman, and David Kantor, Chief Executive Officer, to operate the Tom Joyner Morning Show and related businesses. Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndication agreements. Mr. Joyner is a leading nationally syndicated radio personality. The Tom Joyner Morning Show is broadcast on over 115 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. In addition, in October 2005, Reach Media launched the Tom Joyner Show, a weekly syndicated television variety show airing in most of the top 50 markets. Reach Media also operates the Tom Joyner Sky Show, the Tom Joyner Family Reunion and various other special events. Additionally, Reach Media operates www.BlackAmericaWeb.com, an African-American targeted internet destination, and provides content, which is aired on TV One, an affiliate. The Company’s preliminary purchase price allocation consisted of approximately $40.4 million to definite-lived intangibles (approximately $24.8 million to a talent agreement, approximately $9.7 million to intellectual property and approximately $5.9 million to affiliate agreements), approximately $15.1 million to deferred tax liability, approximately $30.0 million to goodwill, and approximately $1.3 million to net assets on the Company’s Consolidated Balance Sheet as of December 31, 2005. Upon completion of the purchase price allocation during the three months ended March 31, 2006, the allocation was adjusted and consisted of approximately $36.5 million to definite-lived intangibles (approximately $19.5 million to a talent agreement, approximately $9.2 million to intellectual property and approximately $7.8 million to affiliate agreements), approximately $13.7 million to deferred tax liability, approximately $32.5 million to goodwill and approximately $1.3 million to net assets on the Company’s Consolidated Balance Sheet as of March 31, 2006.

3.	GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

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

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the changes in the carrying amount of goodwill:

March 31,
2006
(In thousands)

Balance as of January 1	$162,668
Purchase price allocation adjustment (see Note 2)	2,493

Balance as of March 31	$165,161

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	March 31,	December 31,	Period of
	2006	2005	Amortization
	(In thousands)

Trade names	$26,396	$26,333	2-5 Years
Talent agreements	20,059	24,788	10 Years
Debt financing costs	17,272	17,224	Term of debt
Intellectual property	9,157	9,692	10 Years
Affiliate agreements	7,769	5,959	1-10 Years
Favorable transmitter site and other intangibles	5,309	5,272	6-60 Years

	85,962	89,268
Less: Accumulated amortization	(37,323)	(35,624)

Other intangible assets, net	$48,639	$53,644

Amortization expense for the three months ended March 31, 2006 and March 31, 2005 was approximately $1.1 million and $393,000, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The following table presents the Company’s estimate of amortization expense for each of the five succeeding years for intangible assets, excluding deferred financing costs.

(In thousands)

2006	$4,453
2007	4,184
2008	3,674
2009	3,573
2010	3,496

Future amortization expense may vary as a result of future acquisitions and dispositions.

4.	INVESTMENT IN AFFILIATED COMPANY:

In July 2003, the Company entered into a joint venture agreement with an affiliate of Comcast Corporation and other investors to create TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. The Company has committed to make a cumulative cash investment of approximately $74.0 million in TV One over approximately four years, of which the Company had already funded approximately $37.0 million as of March 31, 2006. In April 2006, the Company funded an additional approximate $8.7 million to bring the funded cash investment to approximately $45.7 million. In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One. As of March 31, 2006, the Company owned approximately 36% of TV One on a fully converted basis.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the three months ended March 31, 2006, the Company’s allocable share of TV One’s losses was $481,000. Under the hypothetical liquidation at book value approach, the increase in the Company’s claim on the change in net assets of TV One resulting from TV One’s buyback of equity contributed by TV One investors, resulted in an increase of $325,000 to additional paid-in capital of the Company for the period ended March 31, 2006 in accordance with SAB No. 51, “Accounting for Sales of Stock by a Subsidiary.”

The Company also entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, which expires in January 2009, the Company is providing TV One with administrative and operational support services and access to Company personalities. Under the advertising services agreement, the Company is providing a specified amount of advertising to TV One over a term of five years ending in January 2009. In consideration for providing these services, the Company has received equity in TV One, and receives an annual fee of $500,000 in cash for providing services under the network services agreement.

The Company is accounting for these services transactions in accordance with EITF, Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.” As these services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, this has been determined to be the value of underlying advertising time that is being provided to TV One. For the network services agreement, this has been determined to be the value of the equity received in TV One. As a result, the Company is re-measuring the fair value of the equity received to complete its obligations under the network services agreement in each subsequent reporting period as the services are provided. The Company recognized $416,000 and $624,000 of revenue relating to these two agreements for the three months ended March 31, 2006 and 2005, respectively.

5.	DERIVATIVE INSTRUMENTS:

In June 2005, the Company entered into four fixed rate swap agreements to reduce interest rate fluctuations on certain floating rate debt commitments. The Company accounts for swap agreements under the mark-to-mark method of accounting.

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

Under the swap agreements, the Company pays the fixed rate listed in the table above plus a spread based on its leverage ratio (as defined in its credit facility). The counterparties to the agreements pay the Company a floating interest rate based on the three-month London Interbank Offered Rate (“LIBOR”) (measurement and settlement is performed quarterly). The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments as of March 31, 2006 to be a receivable of approximately $2.8 million. The fair value of the interest swap agreements is estimated by obtaining quotations from the financial institutions, that are parties to the Company’s swap agreements. The fair value is an estimate of the net amount that

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company would receive on March 31, 2006 if the agreements were transferred to other parties or cancelled by the Company. The Company recorded a $698,000 unrealized net gain for the three months ended March 31, 2006.

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

The Company had two swap agreements with a notional value of $150.0 million outstanding as of March 31, 2005. Those agreements were terminated when the Company entered into the new bank agreement in June 2005. The Company did not incur an early termination fee. The Company recorded a $363,000 gain with the termination of the swap agreements in June 2005.

6.	LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31,	December 31,
	2006	2005
	(In thousands)

8 7/8% senior subordinated notes	$300,000	$300,000
6 3/8% senior subordinated notes	200,000	200,000
Credit facilities	452,500	452,500
Capital lease obligations	16	20

Total long-term debt	952,516	952,520
Less: current portion	(7)	(8)

Long term debt, net of current portion	$952,509	$952,512

Senior Subordinated Notes

In February 2005, the Company completed the private placement of $200.0 million of 6 3/8% senior subordinated notes due 2013 realizing net proceeds of approximately $195.3 million. The Company recorded approximately $4.7 million in deferred offering costs, which are being amortized to interest expense over the life of the notes using the effective interest rate method. The net proceeds of the offering, in addition to borrowings of $110.0 million under our previous revolving credit facility, and available cash, were used to redeem our outstanding 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) in an amount of $309.8 million. In October 2005, the 6 3/8% senior subordinated notes were exchanged for an equal amount of notes registered under the Securities Act of 1933, as amended (“the Securities Act”).

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

Credit Facilities

In June 2005, the Company entered into a new credit agreement with a syndicate of banks. This agreement was subsequently amended in April, 2006 to modify certain financial covenants (the “Credit Agreement”). The

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

modified financial covenants are presented below. The term of the Credit Agreement is seven years and the total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with provisions of the Credit Agreement, including but not limited to, financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, direct and indirect investments permitted under the Credit Agreement, and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to December 2007, and no less than 2.25 to 1.00 from January 1, 2008 to December 31, 2008, and no less than 2.50 to 1.00, January 1, 2009 and thereafter, (b) maintaining a total leverage ratio of no greater than 6.50 to 1.00 from January 1, 2006 to March 31, 2006, and no greater than 7.00 to 1.00 beginning April 1, 2006 to December 31, 2007, and no greater than 6.00 to 1.00 beginning January 1, 2008 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the credit agreement in June 2005, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement, dated as of July 17, 2000. The previous credit agreement provided for borrowings of up to $600.0 million, and consisted of a $350.0 million term facility and a $250.0 million revolving facility.

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

The Company’s obligations under the Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries.

Future minimum principal payments of long-term debt as of March 31, 2006 are as follows:

	Senior
	Subordinated	Credit	Capital
	Notes	Facilities	Leases
	(In thousands)

April — December, 2006	$—	$—	$7
2007	—	7,500	6
2008	—	37,500	3
2009	—	67,500	—
2010	—	75,000	—
2011 and thereafter	500,000	265,000	—

Total long-term debt	$500,000	$452,500	$16

7.	INCOME TAXES:

The effective tax rate for the period ended March 31, 2006 was 31.8%. This rate is lower than the projected annual effective tax rate due to the tax impact of discrete items during the three months ended March 31, 2006. These items include the current year impact of the reversal of a state tax exposure reserve due to expired statutes and the State of Ohio phase out of the corporation franchise tax and the phase in of a commercial activity tax (discussed below), partially offset by an unfavorable Kentucky tax law change. Excluding the tax impact of SFAS No. 123(R) adoption and one-time items discussed above, the effective tax rate was 41.0% and 40.2% for the three months ended March 31, 2006 and 2005, respectively. As of March 31, 2006, our annual effective tax rate is projected at

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

44.2%, which reflects the permanent differences between income subject to tax for book versus tax purposes and the impact of the adoption of SFAS No. 123(R).

As previously noted, the Company adopted SFAS No. 123(R) as of January 1, 2006 and incorporated the tax impact into its effective tax rate above. This has increased the expected effective tax rate for 2006 due to the unfavorable tax treatment of the Company’s book compensation expense for incentive stock options.

In June 2005, the State of Ohio enacted a law that will phase out the corporation franchise tax and phase in a commercial activity tax. The commercial activity tax is based on gross receipts. In 2005, the Company determined the likelihood of a reversal of the certain temporary differences related to intangible assets within the five-year period of the phase out was unlikely. In 2006, the remaining Ohio deferred tax balances have been adjusted to reflect the impact of the 2006 phase in of the new tax law. The new tax law resulted in a tax benefit of approximately $133,000 for the period ended March 31, 2006. Further, the Company expects a benefit to its effective tax rate related to the current year tax amortization of the Ohio intangibles since no deferred tax liabilities will be created related to this amortization. It is expected that no additional deferred tax liability will be created related to the amortization of these intangibles during the remaining portion of the five-year phase-out period.

8.	STOCKHOLDERS’ EQUITY:

Stock Repurchase Program

In May 2005, the Company’s board of directors authorized a stock repurchase program for up to $150.0 million of the Company’s Class A and Class D common stock over a period of 18 months, with the amount and timing of repurchase based on stock price, general economic and market conditions, certain restrictions contained in the Credit Agreement, the indentures governing the Company’s senior subordinated debt, and certain other factors. The repurchase program does not obligate the Company to repurchase any of its common stock and may be discontinued or suspended at any time.

The Company did not repurchase stock during the three months ended March 31, 2006.

Stock Option and Restricted Stock Grant Plan

In March 2004, the Company’s board of directors voted to increase the number of shares of Class D common stock issuable under the Stock Option and Restricted Stock Grant Plan (“Plan”) to 10,816,198, and to incorporate all prior amendments into the Plan. This amendment to the Plan was approved by the Company’s stockholders in May 2004. At inception of the Plan, the Company’s board of directors authorized 1,408,099 shares of Class A common stock. The options are exercisable in installments determined by the compensation committee of the Company’s board of directors. The options expire as determined by the committee, but no later than ten years from the date of grant. New shares are issued upon share option exercises from the Company’s authorized shares.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense during the three months ended March 31, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, and was based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognized these compensation costs net of a forfeiture rate of 12% and recognized the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. In general, the Company’s stock options vest ratably over a four-year period. The Company estimated the forfeiture rate for the three months ended March 31, 2006 based on its historical experience during the preceding three years.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As a result of adopting SFAS No. 123(R), the impact to the Company’s Consolidated Financial Statements for the three months ended March 31, 2006 for net income applicable to common stockholders was approximately $1.6 million lower than if we had continued to account for stock-based compensation under APB No. 25. The impact on both basic and diluted income per share for the three months ended March 31, 2006 was $0.01 per share.

The pro forma table below reflects net income and basic and diluted net income per share for the three months ended March 31, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, as follows:

Three Months
Ended
March 31,2005
(In millions, except per
share amounts)

Net income, as reported	$6,926
Add: Stock-based compensation included in reported net income, net of related tax effects	—
Less: Stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(4,612)

Pro forma net income	$2,314

Basic and Diluted net income per share:
As reported	$0.07
Pro forma	$0.02

In light of new accounting guidance under SFAS No. 123(R), the Company reevaluated the assumptions used in estimating the fair value of options granted. As part of this assessment, management determined that the historical volatility of the preceding three years is a better indicator of expected volatility and future stock price trends than the historical volatility reflected since the inception of the Company going public. The rationale behind the decision was based on analysis of:

1. Implied volatility on publicly traded options on Radio One shares;

2. Implied and historical volatility of publicly traded peer companies;

3. Corporate and capital structure changes that may potentially effect future volatility;

4. Mean reversion tendencies, trends and cycles.

As part of its SFAS No. 123(R) adoption, the Company also examined its historical pattern of option exercises in an effort to determine if there were any discernible activity patterns based on certain option holder populations. From this analysis, the Company identified four groups. The expected lives computation is based on historical exercise patterns and post-vesting termination behavior within each of the four groups identified. The interest rate for periods within the expected life of the award is based on the United States Treasury yield curve in effect at the time of grant.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company granted 12,500 and 135,000 stock options during the three months ended March 31, 2006 and 2005, respectively. The per share weighted-average fair values of options granted during the three months ended March 31, 2006 and 2005 were $5.49 and $8.63, respectively, on the date of grant. These fair values were derived using the Black-Scholes Option Pricing model with the following weighted-average assumptions.

	For the Three Months Ended March 31,
	2006	2005

Average risk-free interest rate	4.32%	4.27%
Expected dividend yield	0.00%	0.00%
Expected lives	7.7 years	5 years
Expected volatility	40%	64%

Transactions and other information relating to the stock options for the period ended March 31, 2006 and 2005 are summarized below:

			Weighted
		Weighted	Average
	Number	Average	Remaining	Aggregate
	of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)

Balance as of December 31, 2005	7,121,000	$14.83
Granted	12,500	10.66
Exercised	(6,900)	7.94
Forfeited, Cancelled, Expired	(177,000)	15.74

Balance as of March 31, 2006	6,949,600	$14.70	7.21	—

Vested and expected to vest as of March 31, 2006	6,461,000	$14.70	7.21	—

Unvested as of March 31, 2006	2,069,000	$14.46	8.56	—

Exercisable as of March 31, 2006	4,881,000	$14.80	6.62	—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing price on the last day of trading during the first quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $3,000 during the three months ended March 31, 2006. The number of options vested during the three months ended March 31, 2006 was zero.

As of March 31, 2006, approximately $13.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of three years. The stock option weighted-average fair value per share was $7.89 at March 31, 2006.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions and other information relating to restricted stock grants for the period ended March 31, 2006 are summarized below:

		Weighted
		Average
		Fair Value at
	Number of	Grant
	Options Shares(1)	Date

Balance as of December 31, 2005	71,000	$19.69
Granted	—	—
Exercised	(38,000)	19.67
Forfeited, Cancelled, Expired	—	—

Balance as of March 31, 2006	33,000	$19.71

Vested as of March 31, 2006	—	—

Unvested as of March 31, 2006	33,000	$19.71

(1)	The restricted stock grants were included in Radio One’s outstanding share numbers on the effective date of grant. Additional shares were not issued and will not be issued upon exercise.

As of March 31, 2006, $44,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over a weighted-average period of two years.

9.	PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its board of directors. Effective January 1, 2006, the Company began matching employee contributions to the employee savings plan. Contributions paid for the three months ended March 31, 2006 and 2005 were $285,000 and $0, respectively.

10.	COMMITMENTS AND CONTINGENCIES:

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

TV One Cable Network

Pursuant to a limited liability company agreement dated July 18, 2003, the Company and certain other investors formed TV One for the purpose of developing and distributing a new television programming service. The Company has committed to make a cumulative cash investment of approximately $74.0 million in TV One over approximately four years. As of March 31, 2006, the Company has already funded approximately $37.0 million under this agreement. In April 2006, the Company funded an additional approximate $8.7 million to bring the funded cash investment to approximately $45.7 million.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Royalty Agreements

The Company has entered into fixed fee and variable share agreements with music performance rights organizations that expire as late as 2009. During the three months ended March 31, 2006 and 2005, the Company incurred expenses of approximately $3.2 million and $2.8 million, respectively, in connection with these agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions occurring in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

11.	CONTRACT TERMINATION:

In September 2005, the Company terminated its national sales representation agreements with Interep National Radio Sales, Inc. (“Interep”), and entered into new agreements with Katz Communications, Inc. (“Katz”), whereby Katz became the Company’s sole national sales representative. Interep had previously acted as a national sales representative for approximately half of the Company’s national advertising business, while Katz represented the remaining half. Katz paid the Company $3.4 million as an inducement to enter into the new agreements. Katz also agreed to pay Interep approximately $5.3 million to satisfy the Company’s termination obligations stemming from the previous sales representation agreements with Interep. Accordingly, the Company recorded the termination obligation of approximately $5.3 million as a one-time charge in selling, general and administrative expense for the year ended December 31, 2005. Both the $3.4 million inducement and the approximately $5.3 million termination amount are being amortized over the four-year life of the new Katz agreements as a reduction to selling, general and administrative expense. As of March 31, 2006, approximately $5.2 million of the deferred termination obligation and inducement amount is reflected in other long-term liabilities on the accompanying consolidated balance sheets, and approximately $2.2 million is reflected in other current liabilities.

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company’s restricted subsidiaries (“Subsidiary Guarantors”) have fully and unconditionally guaranteed the Company’s 8 7/8% senior subordinated notes due 2011 and the 6 3/8% senior subordinated notes due 2013.

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of March 31, 2006 and 2005, and for the three-month periods then ended. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET BROADCAST REVENUE	$38,258	$43,825	$—	$82,083

OPERATING EXPENSES:
Programming and technical	7,806	11,937	—	19,743
Selling, general and administrative	13,892	13,072	—	26,964
Corporate expenses	—	6,950	—	6,950
Stock-based compensation	770	807	—	1,577
Depreciation and amortization	2,019	2,337	—	4,356

Total operating expenses	24,487	35,103	—	59,590

Operating income	13,771	8,722	—	22,493
INTEREST INCOME	—	337	—	337
INTEREST EXPENSE	—	17,286	—	17,286
EQUITY IN LOSS OF AFFILIATED COMPANY	—	481	—	481
OTHER EXPENSE, net	—	(276)	—	(276)

Income (loss) before provision for income taxes and minority interest in income of subsidiaries	13,771	(8,984)	—	4,787
PROVISION FOR INCOME TAXES	—	1,520	—	1,520
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	674	—	674

Net income (loss) before equity in income of subsidiaries	13,771	(11,178)	—	2,593
EQUITY IN INCOME OF SUBSIDIARIES	—	13,771	(13,771)	—

Net income	$13,771	$2,593	$(13,771)	$2,593

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2005

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET BROADCAST REVENUE	$39,446	$37,564	$—	$77,010

OPERATING EXPENSES:
Programming and technical	7,564	8,071	—	15,635
Selling, general and administrative	13,307	10,615	—	23,922
Corporate expenses	—	5,295	—	5,295
Depreciation and amortization	1,948	1,519	—	3,467

Total operating expenses	22,819	25,500	—	48,319

Operating income	16,627	12,064	—	28,691
INTEREST INCOME	—	472	—	472
INTEREST EXPENSE	—	12,429	—	12,429
EQUITY IN LOSS OF AFFILIATED COMPANY	—	459	—	459
OTHER INCOME, net	40	50	—	90

Income (loss) before provision for income taxes and minority interest in income of subsidiary	16,667	(302)	—	16,365
PROVISION FOR INCOME TAXES	—	6,571	—	6,571
MINORITY INTEREST IN INCOME OF SUBSIDIARY	—	107	—	107

Net income (loss) before equity in income of subsidiaries	16,667	(6,980)	—	9,687
EQUITY IN INCOME OF SUBSIDIARIES	—	16,667	(16,667)	—

Net income	$16,667	$9,687	$(16,667)	$9,687

PREFERRED STOCK DIVIDEND		2,761		2,761

Net income applicable to common stockholders		$6,926		$6,926

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$576	$23,035	$—	$23,611
Trade accounts receivable, net of allowance for doubtful accounts	26,179	28,635	—	54,814
Prepaid expenses and other assets	1,095	5,106	—	6,201
Income tax receivable	—	3,978	—	3,978
Deferred tax asset	2,282	(362)	—	1,920

Total current assets	30,132	60,392	—	90,524
PROPERTY AND EQUIPMENT, net	29,387	20,085	—	49,472
INTANGIBLE ASSETS, net	1,934,573	76,954	—	2,011,527
INVESTMENT IN SUBSIDIARIES	—	1,951,181	(1,951,181)	—
INVESTMENT IN AFFILIATED COMPANY	—	37,622	—	37,622
OTHER ASSETS	344	8,452	—	8,796

Total assets	$1,994,436	$2,154,686	$(1,951,181)	$2,197,941

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$548	$3,750	$—	$4,298
Accrued interest	—	9,535	—	9,535
Accrued compensation and related benefits	3,337	13,866	—	17,203
Income taxes payable	—	3,619	—	3,619
Other current liabilities	2,468	10,120	—	12,588
Current portion of long-term debt	7	—	—	7

Total current liabilities	6,360	40,890	—	47,250
LONG-TERM DEBT, net of current portion	9	952,500	—	952,509
OTHER LONG-TERM LIABILITIES	—	5,716	—	5,716
DEFERRED INCOME TAX LIABILITY	36,886	126,310	—	163,196

Total liabilities	43,255	1,125,416	—	1,168,671

MINORITY INTEREST IN SUBSIDIARIES	—	3,530	—	3,530
STOCKHOLDERS’ EQUITY:
Common stock	—	99	—	99
Accumulated other comprehensive income	—	1,656	—	1,656
Stock subscriptions receivable	—	(1,584)	—	(1,584)
Additional paid-in capital	1,206,282	1,028,355	(1,206,282)	1,028,355
Accumulated earnings (deficit)	744,899	(2,786)	(744,899)	(2,786)

Total stockholders’ equity	1,951,181	1,025,740	(1,951,181)	1,025,740

Total liabilities and stockholders’ equity	$1,994,436	$2,154,686	$(1,951,181)	$2,197,941

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2005

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$794	$18,287	$—	$19,081
Trade accounts receivable, net of allowance for doubtful accounts	29,588	33,509	—	63,097
Prepaid expenses and other assets	1,302	4,235	—	5,537
Income tax receivable	—	3,935	—	3,935
Deferred tax asset	2,282	(362)	—	1,920

Total current assets	33,966	59,604	—	93,570
PROPERTY AND EQUIPMENT, net	30,319	20,122	—	50,441
INTANGIBLE ASSETS, net	1,935,946	77,534	—	2,013,480
INVESTMENT IN SUBSIDIARIES	—	1,957,726	(1,957,726)	—
INVESTMENT IN AFFILIATED COMPANY	—	37,362	—	37,362
OTHER ASSETS	673	5,854	—	6,527

Total assets	$2,000,904	$2,158,202	$(1,957,726)	$2,201,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$899	$2,204	$—	$3,103
Accrued interest	—	19,308	—	19,308
Accrued compensation and related benefits	3,294	17,552	—	20,846
Income taxes payable	—	3,805	—	3,805
Other current liabilities	2,079	6,692	—	8,771
Current portion of long-term debt	8	—	—	8

Total current liabilities	6,280	49,561	—	55,841
LONG-TERM DEBT, net of current portion	12	952,500	—	952,512
OTHER LONG-TERM LIABILITIES	—	6,316	—	6,316
DEFERRED INCOME TAX LIABILITY	36,886	126,428	—	163,314

Total liabilities	43,178	1,134,805	—	1,177,983

MINORITY INTEREST IN SUBSIDIARY	—	2,856	—	2,856
STOCKHOLDERS’ EQUITY:
Common stock	—	99	—	99
Accumulated other comprehensive income	—	958	—	958
Stock subscriptions receivable	—	(1,566)	—	(1,566)
Additional paid-in capital	1,199,056	1,026,429	(1,199,056)	1,026,429
Accumulated earnings (deficit)	758,670	(5,379)	(758,670)	(5,379)

Total stockholders’ equity	1,957,726	1,020,541	(1,957,726)	1,020,541

Total liabilities and stockholders’ equity	$2,000,904	$2,158,202	$(1,957,726)	$2,201,380

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,771	$2,593	$(13,771)	$2,593
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	2,019	2,337	—	4,356
Amortization of debt financing costs	—	513	—	513
Amortization of production content	—	679	—	679
Deferred income taxes	—	858	—	858
Loss on write-down of investment	—	270	—	270
Equity in net loss of affiliated company	—	481	—	481
Minority interest in income of subsidiaries	—	674	—	674
Stock-based compensation	—	1,829	—	1,829
Amortization of contract termination fee	(259)	(283)	—	(542)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(185)	8,468	—	8,283
Due to corporate/from subsidiaries	(14,197)	14,197	—	—
Income tax receivable	—	(43)	—	(43)
Prepaid expenses and other assets	(536)	(913)	—	(1,449)
Accounts payable	(351)	1,546	—	1,195
Accrued interest	—	(9,773)	—	(9,773)
Accrued compensation and related benefits	43	(3,966)	—	(3,923)
Income taxes payable	—	(186)	—	(186)
Other liabilities	383	2,914	—	3,297

Net cash flows from operating activities	688	22,195	(13,771)	9,112

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	$(902)	$(1,035)	$—	$(1,937)
Equity investments, net of cash acquired	—	(528)	—	(528)
Investment in subsidiaries	—	(13,771)	13,771	—
Purchase of other intangible assets	—	(147)	—	(147)
Deposits for station purchases	—	(2,000)	—	(2,000)

Net cash flows (used in) investing activities	(902)	(17,481)	13,771	(4,612)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Repayment of debt	$(4)	$—	$—	$(4)
Proceeds from exercise of stock options	—	52	—	52
Change in interest due on stock subscription receivable	—	(18)	—	(18)

Net cash flows (used in) from financing activities	(4)	34	—	30

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(218)	4,748	—	4,530
CASH AND CASH EQUIVALENTS, beginning of period	794	18,287	—	19,081

CASH AND CASH EQUIVALENTS, end of period	$576	$23,035	$—	$23,611

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,667	$9,687	$(16,667)	$9,687
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	1,948	1,519	—	3,467
Amortization of debt financing costs	—	459	—	459
Deferred income taxes	—	5,775	—	5,775
Minority interest in income of subsidiary	—	107	—	107
Equity in net losses of affiliated company	—	459	—	459
Non-cash compensation	—	408	—	408
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	3,251	3,917	—	7,168
Due to corporate/from subsidiaries	(9,048)	9,048	—	—
Prepaid expenses and other	40	(875)	—	(835)
Other assets	103	916	—	1,019
Accounts payable	653	(3,942)	—	(3,289)
Accrued expenses and other	406	(8,523)	—	(8,117)

Net cash flows from operating activities	14,020	18,955	(16,667)	16,308

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	$(1,934)	$(1,103)	$—	$(3,037)
Equity investments, net of cash acquired	—	(21,266)	—	(21,266)
Sale of short-term investments	—	7,000	—	7,000
Investment in subsidiaries	—	(16,667)	16,667	—
Purchase of other intangible assets	—	(57)	—	(57)

Net cash flows (used in) investing activities	(1,934)	(32,093)	16,667	(17,360)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	$—	$(17,502)	$—	$(17,502)
Proceeds from credit facility	—	135,000	—	135,000
Proceeds from debt issuances, net of offering costs	—	195,718	—	195,718
Redemption of convertible preferred stock	—	(309,820)	—	(309,820)
Proceeds from stock subscriptions due	—	5,962	—	5,962
Payment of bank financing costs	—	(237)	—	(237)
Payment of preferred stock dividends	—	(6,966)	—	(6,966)
Proceeds from exercise of stock options	—	621	—	621
Change in interest due on stock subscription receivable	—	(243)	—	(243)

Net cash flows from financing activities	—	2,533	—	2,533

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12,086	(10,605)	—	1,481
CASH AND CASH EQUIVALENTS, beginning of period	192	10,199	—	10,391

CASH AND CASH EQUIVALENTS, end of period	$12,278	$(406)	$—	$11,872

The accompanying notes are an integral part of this consolidating financial statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

In February 2005, we acquired 51% of the common stock of Reach Media, Inc. (“Reach Media”). Reach Media primarily derives revenue from the sale of advertising time on the affiliate stations that broadcast the Tom Joyner Morning Show. The affiliate radio stations provide Reach Media with advertising inventory on their stations, which is then sold to the marketplace through a sales representative agreement with ABC Radio Networks. ABC Radio Networks guarantees Reach Media an agreed upon amount of annual revenue, with the potential to earn additional amounts if certain revenue goals are met. The agreement with ABC Radio Networks runs through 2009. Additional revenue is generated by Reach Media from special events, sponsorships, its internet business and other related activities.

During the three months ended March 31, 2006, approximately 62% of our net revenue was generated from local advertising and approximately 26% was generated from national spot advertising, including network advertising. In comparison, during the three months ended March 31, 2005, approximately 69% of our net revenue was generated from local advertising and approximately 28% was generated from national spot advertising, including network advertising. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue from our spot inventory, we closely monitor the use of trade and barter agreements.

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

(b) Station operating income:  Net income before depreciation and amortization, income taxes, interest income, interest expense, equity in loss of affiliated company, minority interest in income of subsidiaries, other expense, corporate expenses and non-cash and stock-based compensation expenses is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets because station operating income provides helpful information about our results of operations, apart from expenses associated with our physical plant, income taxes provision, investments, debt financings, overhead and non-cash compensation. Station operating income is frequently used as one of the bases for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

(d) EBITDA:  Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as EBITDA. EBITDA is not a measure of financial performance under generally accepted accounting principles. We believe EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business because EBITDA excludes charges for depreciation, amortization and interest expense associated with our acquisitions and debt financings, and our provision for tax expense. Accordingly, we believe that EBITDA provides helpful information about the operating performance of our business, apart from the expenses associated with our physical plant and capital structure. EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands, except margin data)

Net broadcast revenue	$82,083	$77,010
Station operating income(1)	35,348	37,482
Station operating income margin	43.1%	48.7%
EBITDA(2)	$25,418	$31,682
Net income	2,593	9,687

(1)	The reconciliation of net income to station operating income is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Net income as reported	$2,593	$9,687
Add back non-station operating income items included in net income:
Interest income	(337)	(472)
Interest expense	17,286	12,429
Provision for income taxes	1,520	6,571
Corporate expenses	6,670	4,916
Non-cash compensation	252	408
Stock-based compensation	1,577	—
Equity in loss of affiliated company	481	459
Other expense (income), net	276	(90)
Depreciation and amortization	4,356	3,467
Minority interest in income of subsidiaries	674	107

Station operating income	$35,348	$37,482

(2)	The reconciliation of net income to EBITDA is as follows:

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)

Net income as reported	$2,593	$9,687
Add back non-EBITDA items included in net income:
Interest income	(337)	(472)
Interest expense	17,286	12,429
Provision for income taxes	1,520	6,571
Depreciation and amortization	4,356	3,467

EBITDA	$25,418	$31,682

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005 (In thousands)

	Three Months Ended
	March 31,
	2006	2005	Increase/(Decrease)

Statements of Income:
Net broadcast revenue	$82,083	$77,010	$5,073	6.6%
Operating expenses:
Programming and technical	19,771	15,606	4,165	26.7
Selling, general and administrative	26,964	23,922	3,042	12.7
Corporate expenses	6,670	4,916	1,754	35.7
Non-cash compensation	252	408	(156)	(38.2)
Stock-based compensation	1,577	—	1,577	100.0
Depreciation and amortization	4,356	3,467	889	25.6

Total operating expenses	59,590	48,319	11,271	23.3

Operating income	22,493	28,691	(6,198)	(21.6)
Interest income	337	472	(135)	(28.6)
Interest expense	17,286	12,429	4,857	39.1
Other (expense) income, net	(276)	90	(366)	406.7
Equity in loss of affiliated company	481	459	22	4.8

Income before provision for income taxes and minority interest in income of subsidiaries	4,787	16,365	(11,578)	(70.7)
Provision for income taxes	1,520	6,571	(5,051)	(76.9)
Minority interest in income of subsidiaries	674	107	567	529.9

Net income	$2,593	$9,687	$(7,094)	(73.2)
Preferred stock dividend	—	2,761	(2,761)	(100.0)

Net income applicable to common stockholders	$2,593	$6,926	$(4,333)	(62.6)%

Net broadcast revenue

Three Months Ended March 31,
2006	2005	Increase/(Decrease)

$82,083	$77,010	$5,073	6.6%

During the three months ended March 31, 2006, we recognized approximately $82.1 million in net broadcast revenue compared to approximately $77.0 million during the same period in 2005. These amounts are net of agency commissions and outside sales representative commissions, which were approximately $9.8 million during the three months ended March 31, 2006, compared to approximately $10.0 million during the same period in 2005. The increase in net broadcast revenue was due primarily to our consolidation of a full quarter of operating results for Reach Media during the three months ended March 31, 2006, compared to one month of operating results for the three months ended March 31, 2005. The increase in net broadcast revenue was also due to increased demand and/or pricing for advertising in our Houston, Philadelphia, Richmond and St. Louis markets, as well as increased revenue from our internet initiative and our newly launched news/talk network. A decline in overall industry revenue in the markets in which we operate, and/or soft ratings resulted in declines in many of our other markets, most notably Los

Angeles, Washington, DC and Dallas. Excluding the operating results of Reach Media, our net broadcast revenue decreased approximately 3.9% for the three months ended March 31, 2006, compared to the same period in 2005.

Operating Expenses

Programming and technical

Three Months Ended March 31,
2006	2005	Increase/(Decrease)

$19,771	$15,606	$4,165	26.7%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of our programming on our radio stations. Programming and technical expenses also include expenses associated with our research activities and music royalties. The increase in programming and technical expenses resulted primarily from our consolidation of a full quarter of operating results for Reach Media during the three months ended March 31, 2006, compared to one month of operating results for the three months ended March 31, 2005. This includes expenses associated with the Tom Joyner syndicated television variety show launched by Reach Media in October 2005. Increased programming and technical expenses were also due to higher music royalties and tower expenses, and expenses associated with the newly launched news/talk network. Excluding the operating results of Reach Media, programming and technical expenses were flat for the three months ended March 31, 2006, compared to the same period in 2005.

Selling, general and administrative

Three Months Ended March 31,
2006	2005	Increase/(Decrease)

$26,964	$23,922	$3,042	12.7%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and headcount (outside of our corporate headquarters), marketing expenses and back office expenses. Selling, general and administrative expenses also include expenses related to the advertising traffic (scheduling and insertion) functions. The increase in selling, general and administrative expenses resulted primarily from our consolidation of a full quarter of operating results for Reach Media during the three months ended March 31, 2006, compared to one month of operating results for the three months ended March 31, 2005. Increased selling, general and administrative expenses were also due to higher compensation, special events and promotional spending. Excluding the operating results of Reach Media, selling, general and administrative expenses increased 8.5% for the three months ended March 31, 2006, compared to the same period in 2005.

Corporate expenses

Three Months Ended March 31,
2006	2005	Increase/(Decrease)

$6,670	$4,916	$1,754	35.7%

Corporate expenses consist of expenses associated with maintaining our corporate headquarters and facilities, including headcount. The increase in corporate expenses resulted primarily from higher compensation and additional professional fees coupled with our consolidation of a full quarter of operating results for Reach Media during the three months ended March 31, 2006, compared to one month of operating results for the three months ended March 31, 2005. Excluding the operating results of Reach Media, corporate expenses increased 22.1% for the three months ended March 31, 2006, compared to the same period in 2005.

Non-cash compensation

Three Months Ended March 31,
2006	2005	Increase/(Decrease)

$252	$408	$(156)	(38.2)%

Non-cash compensation consists of expenses associated with certain officer retention bonuses and expenses associated with restricted stock granted to certain on-air talent. The decrease in non-cash compensation resulted from lower expenses associated with officer retention bonuses and reduced restricted stock expenses due to a lower fair value for the stock as of March 31, 2006, compared to the same period in 2005.

Stock-based compensation

Three Months Ended March 31,
2006	2005	Increase/(Decrease)

$1,577	$—	$1,577	100.0%

Stock-based compensation consists of expenses associated with our January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) eliminated accounting for share-based payments based on Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.

Depreciation and amortization

Three Months Ended March 31,
2006	2005	Increase/(Decrease)

$4,356	$3,467	$889	25.6%

The increase in depreciation and amortization expense for the three months ended March 31, 2006 was due primarily to the depreciation and amortization of assets and intangibles acquired as a result of our acquisition of 51% of the common stock of Reach Media in February 2005. To a lesser extent, the increase in depreciation and amortization also resulted from depreciation associated with capital expenditures made since March 31, 2005.

Interest income

Three Months Ended March 31,
2006	2005	Increase/(Decrease)

$337	$472	$(135)	(28.6)%

The decrease in interest income resulted primarily from the pay-off of certain officer loans during 2005, and lower average cash balances, cash equivalents and short-term investments, which was partially offset by interest income from an income tax refund receivable and an increase in the cash surrender value of an insurance policy.

Interest expense

Three Months Ended March 31,
2006	2005	Increase/(Decrease)

$17,286	$12,429	$4,857	39.1%

The increase in interest expense resulted from additional interest obligations associated with additional borrowings to partially fund the February 2005 redemption of our 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) in an amount of $309.8 million. Additional interest obligations were also incurred from borrowings to partially fund the February 2005 acquisition of 51% of the common stock of Reach Media. Additional interest obligations also resulted from borrowings in August 2005 to partially fund our stock repurchase program, and from higher market interest rates impacting the adjustable portion of our debt.

Other (expense) income, net

Three Months Ended March 31,
2006	2005	Increase/(Decrease)

$(276)	$90	$(366)	(406.7)%

The increase in other (expense) income, net resulted primarily from the write-down of an investment.

Provision for income taxes

Three Months Ended March 31,
2006	2005	Increase/(Decrease)

$1,520	$6,571	$(5,051)	(76.9)%

The decrease in the provision for income taxes was primarily due to a decrease in pre-tax income for the three months ended March 31, 2006. In addition to lower pre-tax income, other items contributing to the provision decrease include a favorable Ohio state tax law change and a release of reserve contingencies. These decreases were partially offset by increases to the provision for the tax impact of SFAS No. 123(R), and an adjustment to our Kentucky tax liability due to a state tax law change. Our effective tax rate as of March 31, 2006 was 31.8%. Excluding the tax impact of SFAS No. 123(R), the Ohio and Kentucky state tax law changes, and the release of the reserve contingency, our effective tax rate as of March 31, 2006 was 41.0%, compared to 40.2% as of March 31, 2005. As of March 31, 2006, our annual effective tax rate is projected at 44.2%, which is impacted by the above described items, in addition to permanent differences between income subject to tax for book versus tax purposes.

Minority interest in income of subsidiaries

Three Months Ended March 31,
2006	2005	Increase/(Decrease)

$674	$107	$567	529.9%

The increase in minority interest in income of subsidiaries resulted primarily from accounting for the 49% minority stockholders’ interest in Reach Media’s net income for a full quarter for the three months ended March 31, 2006, compared to accounting for the 49% minority stockholders’ interest in Reach Media’s for one month for the three months ended March 31, 2005. We acquired 51% of the common stock of Reach Media in February 2005.

Net income

Three Months Ended March 31,
2006	2005	Increase/(Decrease)

$2,593	$9,687	$(7,094)	(73.2)%

The decrease in net income resulted primarily from a decrease of approximately $6.2 million in operating income, an increase in interest expense of approximately $4.9 million, an increase in other expense of $366,000, a decrease to provision for income taxes of approximately $5.1 million, and an increase in minority interest in income of subsidiaries of $567,000.

Net income applicable to common stockholders

Three Months Ended March 31,
2006	2005	Increase/(Decrease)

$2,593	$6,926	$(4,333)	(62.6)%

Net income applicable to common stockholders is net income less dividends on our HIGH TIDES. The decrease in net income applicable to common stockholders was attributable to the decrease in net income of approximately $7.1 million, partially offset by preferred stock dividends of approximately $2.8 million paid in the three months ended March 31, 2005, versus no preferred stock dividends paid in the three months ended March 31, 2006. In February 2005, we redeemed all outstanding HIGH TIDES using proceeds from our sale of $200.0 million of 6 3/8% senior subordinated notes, borrowings of $110.0 million under our revolving bank credit facility, and available cash.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, commitments available under our amended and restated credit facilities and other debt or equity financing.

In June 2005, we entered into a new credit agreement with a syndicate of banks. This agreement was subsequently amended in April, 2006 to modify certain financial covenants (the “Credit Agreement”). The modified financial covenants are presented below. The term of the Credit Agreement is seven years and the total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with provisions of the Credit Agreement, including but not limited to, financial covenants. We may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, our common stock repurchase program, direct and indirect investments permitted under the Credit Agreement, and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that we must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to December 31, 2007, and no less than 2.25 to 1.00 from January 1, 2008 to December 31, 2008, and no less than 2.50 to 1.00, January 1, 2009 and thereafter, (b) maintaining a total leverage ratio of no greater than 6.50 to 1.00 from January 1, 2006 to March 31, 2006, and no greater than 7.00 to 1.00 beginning April 1, 2006 to December 31, 2007, and no greater than 6.00 to 1.00 beginning January 1, 2008 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants.

As of April 1, 2006, we had approximately $347.0 million available for borrowing. Taking into consideration the covenants under the Credit Agreement, approximately $147.3 million of that amount was available to be drawn down. Both the term loan facility and the revolving facility under the Credit Agreement bear interest, at our option, at a rate equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus a spread that ranges from 0.63% to 1.50%, or (ii) the prime rate plus a spread of up to 0.50%. The amount of the spread varies depending on our leverage ratio. We also pay a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the average balance of the revolving facility. We believe that we are in compliance with all covenants under the amended Credit Agreement.

Under the Credit Agreement, we may be required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of March 31, 2006, we had four swap agreements in place for a total notional amount of $100.0 million, and the periods remaining on these four swap agreements range in duration from 15 to 75 months.

Our credit exposure under the swap agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance. All of the swap agreements are tied to the three-month LIBOR interest rate, which may fluctuate significantly on a daily basis. The valuation of each swap agreement is affected by the change in the three-month LIBOR rates and the remaining term of the agreement. Any increase in the three-month LIBOR rate results in a more favorable valuation, while a decrease results in a less favorable valuation.

The following table summarizes the interest rates in effect with respect to our debt as of March 31, 2006 (excluding capital leases):

		Applicable
Type of Debt	Amount Outstanding	Interest Rate
	(In millions)

Senior bank term debt (swap matures June 16, 2012)(1)(2)	$25.0	5.72%
Senior bank term debt (swap matures June 16, 2010) )(1)(2)	25.0	5.52
Senior bank term debt (swap matures June 16, 2008) )(1)(2)	25.0	5.38
Senior bank term debt (swap matures June 16, 2007) )(1)(2)	25.0	5.33
Senior bank term debt (subject to variable interest rates)(3)	200.0	6.20
Senior bank revolving debt (subject to variable interest rates)(3)	152.5	6.20
8 7/8% Senior subordinated notes (fixed rate)	300.0	8.88
6 3/8% Senior subordinated notes (fixed rate)	200.0	6.38

(1)	A total of $100.0 million is subject to fixed rate swap agreements that became effective in June 2005.

(2)	Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our Credit Agreement. That spread is currently set at 1.25% and is incorporated into the applicable interest rates set forth above.

(3)	Subject to rolling 90-day LIBOR plus a spread currently at 1.25% and incorporated into the applicable interest rate set forth above.

In February 2005, we completed the private placement of $200.0 million of 6 3/8% senior subordinated notes due 2013, realizing net proceeds of approximately $195.3 million. We recorded approximately $4.7 million in deferred offering costs, which are being amortized to interest expense over the life of the related notes using the effective interest rate method. The net proceeds of the offering, in addition to borrowings of $110.0 million under our previous revolving credit facility and available cash, were primarily used to redeem our outstanding HIGH TIDES in an amount of $309.8 million. In October 2005, the 6 3/8% senior subordinated notes were exchanged for an equal amount of notes registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2006 and 2005:

	2006	2005
	(In thousands)

Net cash flows from operating activities	$9,112	$16,308
Net cash flows used in investing activities	(4,612)	(17,360)
Net cash flows from financing activities	30	2,533

Net cash flows from operating activities were approximately $9.1 million and $16.3 million for the three months ended March 31, 2006 and 2005, respectively. Cash flows from operating activities for the three months ended March 31, 2006 declined from the prior year due primarily due to a decrease in operating income of approximately $6.2 million, coupled with increased interest expense resulting from a change to our capital structure. In February 2005, we modified our capital structure by redeeming all of our outstanding HIGH TIDES in an amount of $309.8 million. This redemption was financed with the net proceeds of the sale of our 6 3/8% senior subordinated notes, borrowings under our revolving credit facility, and available cash. As a result we now pay interest expense on debt, instead of dividends on our HIGH TIDES. The additional interest expense from the change in our capital structure is reflected in operating activities, whereas, the dividends on our HIGH TIDES were reflected in financing activities.

Net cash flows used in investing activities were approximately $4.6 million and $17.4 million for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, we made a deposit of $2.0 million towards the acquisition of the assets of WIFE-FM, a radio station located in the Cincinnati metropolitan area. Capital expenditures were approximately $1.9 million for the three months ended March 31, 2006. During the three months ended March 31, 2005, we acquired 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of our Class D common stock and sold short-term marketable securities for approximately $7.0 million. Capital expenditures were approximately $1.9 million and $3.0 million for the three months ended March 31, 2006 and 2005, respectively.

Net cash flows from financing activities were $30,000 for the three months ended March 31, 2006 compared to net cash flows from financing activities of approximately $2.5 million for the three months ended March 31, 2005. During the three months ended March 31, 2005, we made a principal payment of approximately $17.5 million on our previous term loan, realized net proceeds of approximately $195.3 million from the private placement of $200.0 million of our 6 3/8% senior subordinated notes, borrowed approximately $135.0 million under our previous revolving credit facility, redeemed our outstanding HIGH TIDES in an amount of $309.8 million, received approximately $6.0 million from our stock subscriptions receivable and paid approximately $7.0 million preferred dividends on our HIGH TIDES.

We continuously review opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic investments. In May 2006, we completed the acquisition of WHHL-FM (formerly WRDA-FM), a radio station located in the St. Louis metropolitan area for approximately $20.0 million in cash. In February 2006, we signed an agreement to acquire the assets of WIFE-FM, a radio station located in the Cincinnati metropolitan area for approximately $18.0 million in cash. Subject to the necessary regulatory approvals, we expect to complete this acquisition during the second half of 2006, and we will consolidate it with our existing Cincinnati operations. Other than our agreement to purchase the assets of WIFE-FM and an agreement with an affiliate of Comcast Corporation, DIRECTV and other investors to fund TV One (the balance of our commitment is approximately $28.3 million at April 14, 2006), we have no definitive agreements to make acquisitions of additional radio stations or to make strategic investments. We anticipate that any future acquisitions or strategic investments will be financed through funds generated from operations, cash on hand, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.

As of March 31, 2006, we had two standby letters of credit in total of approximately $417,000 in connection with our annual insurance policy renewals. To date, there has been no activity on these standby letters of credit.

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

We believe that, based on current levels of operations and anticipated internal growth, for the foreseeable future, cash flows from operations together with other available sources of funds will be adequate to make required payments of interest on our indebtedness, to fulfill our commitment to fund TV One, to fund acquisitions, to fund anticipated capital expenditures and working capital requirements and to enable us to comply with the terms of our debt agreements. However, in order to finance future acquisitions or investments, if any, we may require additional financing and there can be no assurance that we will be able to obtain such financing on terms acceptable to us.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 of the Consolidated Financial Statements in our annual report on Form 10-K. We prepare our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our annual report on Form 10-K for the year ended December 31, 2005, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. Excluding the implementation of SFAS No. 123(R) in January 2006, there have been no material changes in such policies or estimates since we filed our annual report on Form 10-K for the year ended December 31, 2005.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for all financial instruments acquired or issued after the beginning of the Company’s fiscal year 2007 and is not expected to have a material impact on the Company’s financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections,” which amends APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28,” was issued in May 2005. SFAS No. 154 requires retrospective application to financial statements of prior periods for changes in accounting principles that are not adopted prospectively. This statement was effective January 1, 2006, and had no impact on the Company’s 2006 financial statements as of and for the three months ended March 31, 2006.

CAPITAL AND COMMERCIAL COMMITMENTS

Long-term debt

Our long-term debt consist of obligations under our Credit Agreement, our 8 7/8% senior subordinated notes and our 6 3/8% senior subordinated notes.

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities and non-cancelable capital leases for equipment that expire over the next 19 years.

Operating Contracts and Agreements

We have other operating contracts and agreements including employment contracts, on-air contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements and other general operating agreements that expire over the next 9 years.

Contractual Obligations Schedule

The following table represents our contractual obligations as of March 31, 2006:

	Payments Due by Period(1)
	April-
	December					2011 and
Contractual Obligations	2006	2007	2008	2009	2010	Beyond	Total
	(In thousands)

8 7/8% senior subordinated notes	$—	$—	$—	$—	$—	$300,000	$300,000
6 3/8% senior subordinated notes	—	—	—	—	—	200,000	200,000
Credit facilities	—	7,500	37,500	67,500	75,000	265,000	452,500
Capital lease obligations	7	6	3	—	—	—	16
Other operating contracts/agreements(2)(3)(4)	27,472	26,502	20,201	17,978	18,030	43,330	153,513
Operating lease obligations	5,615	6,983	6,670	6,073	5,352	17,474	48,167

Total	$33,094	$40,991	$64,374	$91,551	$98,382	$825,804	$1,154,196

(1)	The above amounts do not include interest, which in some cases is variable in amount.

(2)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements.

(3)	Includes a retention bonus of approximately $2.0 million pursuant to an employment agreement with the Chief Administrative Officer (“CAO”) for remaining employed with the Company through and including October 31, 2008. If the CAO’s employment ends before October 31, 2008, the amount paid will be a pro rata portion of the retention bonus based on the number of days of employment between October 31, 2004 and October 31, 2008.

(4)	Includes a retention bonus of approximately $7.0 million pursuant to an employment agreement with the Chief Financial Officer (“CFO”) for remaining employed with the Company through and including October 18, 2010. If the CFO’s employment ends before October 18, 2010, the amount paid will be a pro rata portion of the retention bonus based on the number of days of employment between October 18, 2005 and October 18, 2010.

Reflected in the obligations above, as of March 31, 2006, we had four swap agreements in place for a total notional amount of $100.0 million. The periods remaining on the swap agreements range in duration from 15 to 75 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party, however, we do not anticipate non-performance.

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

For quantitative and qualitative disclosures about market risk affecting Radio One, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2005. Our exposure related to market risk has not changed materially since December 31, 2005.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in internal control over financial reporting

During the first quarter of 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2001, Radio One and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, now captioned, In re Radio One, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10160. Similar complaints were filed in the same court against hundreds of other public companies (the “Issuers”) that conducted initial public offerings of their common stock in the late 1990s (the “IPO Lawsuits”). In the complaint filed against Radio One (as amended), the plaintiffs claim that Radio One, certain of its officers and directors, and the underwriters of certain of its public offerings violated Section 11 of the Securities Act of 1933, as amended, based on allegations that its registration statement and prospectus failed to disclose material facts regarding the compensation to be received by, and the stock allocation practices of, the underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934, as amended, based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

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

In June 2004, Radio One executed a final settlement agreement with the plaintiffs. On February 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order, and directed that Notice of the settlement be published and mailed to class members beginning November 2005. In February 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the Court held a Settlement Fairness Hearing to determine whether to grant final approval of the settlement. A decision is expected by the summer of 2006.

Radio One is involved from time to time in various routine legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. Radio One believes the resolution of such matters will not have a material adverse effect on its business, financial condition or results of operations.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as set forth in our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1		Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 000-25969)).
3	.1.1	Certificate of Amendment (dated as of September 21, 2000) of the Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000 (File No. 000-25969)).
3.2		Amended and Restated By-laws of Radio One, Inc., amended as of June 5, 2001 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q filed August 14, 2001 (File No. 000-25969)).
10.1		First Amendment to Credit Agreement, dated as of April 26, 2006, by and among Radio One, Inc. and the several Lenders named in the Credit Agreement dated as of June 13, 2005 and Wachovia Bank, National Association, as Administrative Agent for the Lenders, (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 17, 2006 (File No. 000-25969)).
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/  Scott R. Royster
Scott R. Royster
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

May 9, 2006