Form 10-Q
period 2006-06-30
RADIO ONE INC
filed 2006-08-08
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Large accelerated filer  ☑      Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2006

Class A Common Stock, $.001 Par Value	6,875,813
Class B Common Stock, $.001 Par Value	2,867,463
Class C Common Stock, $.001 Par Value	3,132,458
Class D Common Stock, $.001 Par Value	85,834,899

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
		(In thousands, except share data)

NET BROADCAST REVENUE	$97,834	$101,525	$179,917	$178,534

OPERATING EXPENSES:
Programming and technical	20,101	17,815	39,844	33,450
Selling, general and administrative	30,760	28,404	57,724	52,326
Corporate selling, general and administrative	6,694	6,029	13,644	11,324
Stock-based compensation(1)	1,507	—	3,084	—
Depreciation and amortization	3,858	3,150	8,214	6,616

Total operating expenses	62,920	55,398	122,510	103,716

Operating income	34,914	46,127	57,407	74,818
INTEREST INCOME	204	271	541	743
INTEREST EXPENSE	18,060	17,240	35,346	29,669
EQUITY IN LOSS OF AFFILIATED COMPANY	453	304	934	763
OTHER INCOME (EXPENSE), net	11	33	(265)	123

Income before provision for income taxes and minority interest in income of subsidiaries	16,616	28,887	21,403	45,252
PROVISION FOR INCOME TAXES	8,148	8,525	9,668	15,095

Income before minority interest in income of subsidiaries	8,468	20,362	11,735	30,157
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	364	518	1,038	625

Net income	8,104	19,844	10,697	29,532
PREFERRED STOCK DIVIDEND	—	—	—	2,761

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$8,104	$19,844	$10,697	$26,771

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$0.08	$0.19	$0.11	$0.25

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	98,710,633	105,567,725	98,705,785	105,479,569

Diluted	98,710,633	105,732,976	98,721,516	105,654,762

(1) Composition of stock-based compensation:
Programming and technical	$431	$—	$431	$—
Selling, general and administrative	273	—	1,472	—
Corporate selling, general and administrative	803	—	1,181	—

Total stock-based compensation	$1,507	$—	$3,084	$—

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$18,643	$19,081
Trade accounts receivable, net of allowance for doubtful accounts of $3,506 and $3,395, respectively	68,049	63,097
Prepaid expenses and other current assets	5,485	5,537
Income tax receivable	4,022	3,935
Deferred income tax asset	1,920	1,920

Total current assets	98,119	93,570
PROPERTY AND EQUIPMENT, net	50,717	50,441
GOODWILL	165,358	162,668
RADIO BROADCASTING LICENSES	1,817,559	1,797,168
OTHER INTANGIBLE ASSETS, net	51,341	53,644
INVESTMENT IN AFFILIATED COMPANY	46,683	37,362
OTHER ASSETS	9,673	6,527

Total assets	$2,239,450	$2,201,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,028	$3,103
Accrued interest	19,572	19,308
Accrued compensation and related benefits	18,972	20,846
Income taxes payable	3,126	3,805
Other current liabilities	14,859	8,771
Current portion of long-term debt	—	8

Total current liabilities	59,557	55,841
LONG-TERM DEBT, net of current portion	964,500	952,512
OTHER LONG-TERM LIABILITIES	7,835	6,316
DEFERRED INCOME TAX LIABILITY	170,350	163,314

Total liabilities	$1,202,242	$1,177,983

MINORITY INTEREST IN SUBSIDIARIES	954	2,856
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2006 and December 31, 2005	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 7,464,802 and 11,943,604 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	8	12
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,867,463 shares issued and outstanding	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,132,458 shares issued and outstanding	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 85,245,910 and 80,760,209 shares issued and outstanding as of June 30, 2006 and December 31, 2005, respectively	85	81
Accumulated other comprehensive income	1,958	958
Stock subscriptions receivable	(1,603)	(1,566)
Additional paid-in capital	1,030,482	1,026,429
Retained earnings (accumulated deficit)	5,318	(5,379)

Total stockholders’ equity	1,036,254	1,020,541

Total liabilities and stockholders’ equity	$2,239,450	$2,201,380

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006 (UNAUDITED)

							Accumulated			Retained
	Convertible	Common	Common	Common	Common		Other	Stock	Additional	Earnings	Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Comprehensive	Subscriptions	Paid-In	(Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income	Income	Receivable	Capital	Deficit)	Equity
	(In thousands, except share data)

BALANCE, as of December 31, 2005	$—	$12	$3	$3	$81		$958	$(1,566)	$1,026,429	$(5,379)	$1,020,541
Comprehensive income:
Net income	—	—	—	—	—	$10,697	—	—	—	10,697	10,697
Change in unrealized income on derivative and hedging activities, net of taxes	—	—	—	—	—	1,000	1,000	—	—	—	1,000

Comprehensive income						$11,697

Adjustment of basis for investment in affiliated company	—	—	—	—	—		—	—	970	—	970
Vesting of non-employee restricted stock	—	—	—	—	—		—	—	(53)	—	(53)
Stock-based compensation expense	—	—	—	—	—		—	—	3,084	—	3,084
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(37)	—	—	(37)
Conversion of 4,478,802 shares of Class A common stock and 4,478,802 shares of Class D common stock	—	(4)	—	—	4		—	—	—	—	—
Employee exercise of options for 6,899 shares	—	—	—	—	—		—	—	52	—	52

BALANCE, as of June 30, 2006	$—	$8	$3	$3	$85		$1,958	$(1,603)	$1,030,482	$5,318	$1,036,254

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2006	2005
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,697	$29,532
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	8,214	6,616
Amortization of debt financing costs	1,044	3,162
Amortization of production content	2,108	—
Deferred income taxes	7,572	13,173
Write-down of investment	270	—
Equity in loss of affiliated company	934	763
Minority interest in income of subsidiaries	1,038	625
Stock-based and other non-cash compensation	3,591	909
Amortization of contract termination fee	(1,084)	—
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(4,952)	(9,457)
Prepaid expenses and other assets	(1,973)	(156)
Income tax receivable	(87)	—
Accounts payable	(75)	(3,447)
Accrued interest	264	5,206
Accrued compensation and related benefits	(2,435)	1,967
Income taxes payable	(679)	322
Other liabilities	4,314	(4,419)

Net cash flows from operating activities	28,761	44,796

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(5,690)	(8,291)
Equity investments	(9,745)	(33)
Acquisitions	(20,008)	(21,320)
Purchase of other intangible assets	(811)	(285)
Deposit for station purchase	(2,000)	—
Sale of short term investments	—	7,000

Net cash flows used in investing activities	(38,254)	(22,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(20)	(455,005)
Proceeds from exercise of stock options	52	847
Change in interest due on stock subscriptions receivable	(37)	(368)
Proceeds from credit facility	12,000	572,500
Payment to minority interest shareholders	(2,940)	(6,966)
Proceeds from debt issuances, net of offering costs	—	195,472
Redemption of convertible preferred stock	—	(309,820)
Proceeds from stock subscriptions due	—	5,962
Payment of bank financing costs	—	(3,908)
Repurchase of common stock	—	(14,837)

Net cash flows from (used in) financing activities	9,055	(16,123)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(438)	5,744
CASH AND CASH EQUIVALENTS, beginning of period	19,081	10,391

CASH AND CASH EQUIVALENTS, end of period	$18,643	$16,135

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$34,368	$21,301

Income taxes	$2,417	$953

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Interim Financial Statements

The interim consolidated financial statements included herein for Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and subsidiaries (collectively the “Company”) have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

Results for interim periods are not necessarily indicative of results to be expected for the full year. This form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s 2005 Annual Report on Form 10-K.

To maintain and/or improve its competitive position, the Company has made, and may continue to make, significant acquisitions of, and investments in, radio stations and other complementary media properties.

(b)	Financial Instruments

Financial instruments as of June 30, 2006 and December 31, 2005 consisted of cash and cash equivalents, trade accounts receivable, notes receivable (which are included in other current assets), accounts payable, accrued expenses, long-term debt and subscriptions receivable. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2006 and December 31, 2005, except for the Company’s outstanding senior subordinated notes. The 8 7/8% senior subordinated notes had a fair value of approximately $311.6 million and $316.9 million as of June 30, 2006 and December 31, 2005, respectively. The 6 3/8% senior subordinated notes had a fair value of approximately $183.0 million and $194.5 million as of June 30, 2006 and December 31, 2005, respectively. The fair value was determined based on the fair market value of similar instruments.

(c)	Revenue Recognition

The Company recognizes revenue for broadcast advertising when the commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $12.0 million and $13.0 million during the three months ended June 30, 2006 and 2005, respectively. Agency and outside sales representative commissions were approximately $21.8 million and $23.1 million during the six months ended June 30, 2006 and 2005, respectively.

(d)	Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation techniques previously used for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Such fair value is recognized as an expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). Estimating the number of stock awards that will ultimately vest requires judgment, and to the

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. We consider many factors when estimating expected forfeitures, including the types of awards, employee class and historical experience. Actual forfeitures may differ substantially from our current estimates. See Note 8 — Stockholders’ Equity.

Prior to the adoption of SFAS No. 123(R), tax deduction benefits relating to stock-based compensation were presented in the Company’s consolidated Statements of Cash Flows as operating cash flows, along with other tax cash flows, in accordance with the provisions of Emerging Issues Task Force (“EITF”) No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123(R) supersedes EITF No. 00-15, amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the Company’s consolidated Statements of Cash Flows as financing cash flows instead of operating cash flows. The Company is currently in a net operating loss tax position; hence tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were not recognized in financing cash flows during the six months ended June 30, 2006.

(e)	Comprehensive Income

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

The following table sets forth the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Net income	$8,104	$19,844	$10,697	$29,532
Other comprehensive income (net of tax benefit of $440, tax provision of $260, tax benefit of $935 and tax provision of $732, respectively):
Derivative and hedging activities	302	(1,191)	1,000	(437)

Comprehensive income	$8,406	$18,653	$11,697	$29,095

(f)	Net Income Applicable to Common Stockholders

Net income applicable to common stockholders for the six months ended June 30, 2005 is net income less dividends on the Company’s preferred stock of approximately $2.8 million.

(g)	Impact of Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — Interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48 on its financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections,” which amends Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28,” was issued in May 2005. SFAS No. 154 requires retrospective application to financial statements of prior periods for changes in accounting principles that are not adopted prospectively. This statement was effective January 1, 2006, and had no impact on the Company’s financial statements as of and for the three and six months ended June 30, 2006.

2.	ACQUISITIONS:

In May 2006, the Company acquired the assets of WHHL-FM (formerly WRDA-FM), a radio station located in the St. Louis metropolitan area, for approximately $20.0 million in cash. The Company began operating the station under a local marketing agreement (“LMA”) in October 2005, and the financial results since inception of the LMA have been included in the Company’s financial statements. The station has been consolidated with the existing St. Louis operations. The Company’s preliminary purchase price allocation consisted of $364,000 to definite-lived intangibles (a favorable transmitter lease), $197,000 to goodwill, $228,000 to transmitters and towers, and approximately $19.3 million to radio broadcasting licenses on the Company’s Consolidated Balance Sheet as of June 30, 2006.

In February 2006, the Company signed an agreement and made a deposit of $2.0 million to acquire the assets of WIFE-FM, a radio station located in the Cincinnati metropolitan area for approximately $18.0 million in cash. The station will be consolidated within the Company’s existing Cincinnati operations. The Company expects to complete the acquisition during the second half of 2006.

In February 2005, the Company acquired 51% of the common stock of Reach Media, Inc. (“Reach Media”) for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D common stock valued at approximately $25.4 million. The Company’s preliminary purchase price allocation consisted of approximately $40.4 million to definite-lived intangibles (approximately $24.8 million to a talent agreement, approximately $9.7 million to intellectual property and approximately $5.9 million to affiliate agreements), approximately $15.1 million to deferred tax liability, approximately $30.0 million to goodwill, and approximately $1.3 million to net assets on the Company’s Consolidated Balance Sheet as of December 31, 2005. The final purchase price allocation was completed in the first quarter of 2006. The allocation was adjusted and consisted of approximately $36.5 million to definite-lived intangibles (approximately $19.5 million to a talent agreement, approximately $9.2 million to intellectual property and approximately $7.8 million to affiliate agreements), approximately $13.7 million to deferred tax liability, approximately $32.5 million to goodwill and approximately $1.3 million to net assets on the Company’s Consolidated Balance Sheet as of June 30, 2006.

3.	GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

The fair value of goodwill and radio broadcasting licenses is determined on a market basis using a discounted cash flow model considering the market’s revenue, the number of stations, the performance of the stations, the Company’s performance and estimated multiples for the sale of stations in the market. Because the assumptions used in estimating the fair value of goodwill and radio broadcasting licenses are based on current conditions, a change in market conditions or in the discount rate could have a significant effect on the estimated value of goodwill or radio broadcasting licenses. A significant decrease in the fair value of goodwill or radio broadcasting licenses in a market could result in an impairment charge. The Company performs an impairment test as of October 1st of each year, or when other conditions suggest an impairment may have occurred.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the changes in the carrying amount of goodwill:

June 30,
2006
(In thousands)

Balance as of January 1	$162,668
Acquisition (see Note 2)	197
Purchase price allocation adjustment (see Note 2)	2,493

Balance as of June 30	$165,358

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	June 30,	December 31,	Period of
	2006	2005	Amortization
	(In thousands)

Trade names	$26,346	$26,333	2-5 Years
Talent agreements	22,007	24,788	10 Years
Debt financing costs	17,736	17,224	Term of debt
Intellectual property	9,157	9,692	10 Years
Affiliate agreements	7,769	5,959	1-10 Years
Favorable transmitter leases and other intangibles	7,420	5,272	6-60 Years

	90,435	89,268
Less: Accumulated amortization	(39,094)	(35,624)

Other intangible assets, net	$51,341	$53,644

Amortization expense of intangible assets for the six months ended June 30, 2006 and for the year ended December 31, 2005 was approximately $2.2 million and $5.3 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding years for intangible assets, excluding deferred financing costs.

(In thousands)

2006	$4,648
2007	4,202
2008	3,692
2009	3,591
2010	3,514

Actual amortization expense may vary as a result of future acquisitions and dispositions.

4.	INVESTMENT IN AFFILIATED COMPANY:

In July 2003, the Company entered into a joint venture agreement with an affiliate of Comcast Corporation and other investors to create TV One, LLC (“TV One”), an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. The Company has committed to make a cumulative cash investment of approximately $74.0 million in TV One over approximately four years, of which the Company has funded approximately $45.7 million as of June 30, 2006. In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

became investors in TV One. As of June 30, 2006, the Company owned approximately 36% of TV One on a fully-converted basis.

The Company has recorded its investment in TV One at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the three and six months ended June 30, 2006, the Company’s allocable share of TV One’s losses was $453,000 and $934,000, respectively. Under the hypothetical liquidation at book value approach, the increase in the Company’s claim on the change in net assets of TV One resulting from TV One’s buyback of equity from certain TV One investors, resulted in an increase of $646,000 and $970,000, respectively, in additional paid-in capital of the Company for the three and six months ended June 30, 2006, in accordance with SAB No. 51, “Accounting for Sales of Stock by a Subsidiary.”

The Company also entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, which expires in January 2009, the Company is providing TV One with administrative and operational support services. Under the advertising services agreement, the Company is providing a specified amount of advertising to TV One over a term of five years ending in January 2009. In consideration for providing these services, the Company has received equity in TV One and receives an annual fee of $500,000 in cash for providing services under the network services agreement.

The Company is accounting for the services provided to TV One under the advertising and network services agreements in accordance with EITF, Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.” As services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, this has been determined to be the value of underlying advertising time that is being provided to TV One. For the network services agreement, this has been determined to be the value of the equity received in TV One. As a result, the Company is re-measuring the fair value of the equity received in consideration of its obligations under the network services agreement in each subsequent reporting period as the services are provided. The Company recognized $391,000 and $674,000 of revenue relating to these two agreements for the three months ended June 30, 2006 and 2005, respectively. The Company recognized $807,000 and approximately $1.3 million of revenue relating to these two agreements for the six months ended June 30, 2006 and 2005, respectively.

5.	DERIVATIVE INSTRUMENTS:

In June 2005, pursuant to the Credit Agreement (as defined below), the Company entered into four fixed rate swap agreements to reduce interest rate fluctuations on certain floating rate debt commitments. The Company accounts for the swap agreements using the mark-to-market method of accounting.

The swap agreements had the following terms:

Agreement	Notional Amount	Expiration	Fixed Rate

No. 1	$25.0 million	June 16, 2007	4.08%
No. 2	25.0 million	June 16, 2008	4.13
No. 3	25.0 million	June 16, 2010	4.27
No. 4	25.0 million	June 16, 2012	4.47

Each swap agreement has been accounted for as a qualifying cash flow hedge of the Company’s senior bank term debt, in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instruments as reflected on the accompanying Consolidated Balance Sheets.

Under the swap agreements, the Company pays the fixed rate listed in the table above, plus a spread based on its leverage ratio (as defined in the Credit Agreement). The counterparties to the agreements pay the Company a floating interest rate based on the three-month London Interbank Offered Rate (“LIBOR”) (measurement and

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

settlement is performed quarterly). The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments as of June 30, 2006 to be a receivable of approximately $3.5 million. The fair value of the interest swap agreements is estimated by obtaining quotations from the financial institutions that are parties to the Company’s swap agreements. The fair value is an estimate of the net amount that the Company would receive on June 30, 2006, if the agreements were transferred to other parties or cancelled by the Company.

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

The Company had two swap agreements with a notional value of $150.0 million outstanding as of June 30, 2005. Those agreements were terminated when the Company entered into the new bank agreement in June 2005. The Company recorded a $363,000 gain with the termination of the swap agreements in June 2005.

6.	LONG-TERM DEBT:

Long-term debt consists of the following:

	June 30,	December 31,
	2006	2005
	(In thousands)

8 7/8% senior subordinated notes	$300,000	$300,000
6 3/8% senior subordinated notes	200,000	200,000
Credit facilities	464,500	452,500
Capital lease obligations	—	20

Total long-term debt	964,500	952,520
Less: current portion	—	8

Long term debt, net of current portion	$964,500	$952,512

Senior Subordinated Notes

In February 2005, the Company completed the private placement of $200.0 million of 6 3/8% senior subordinated notes due 2013 realizing net proceeds of approximately $195.3 million. The Company recorded approximately $4.7 million in deferred offering costs, which are being amortized to interest expense over the life of the notes using the effective interest rate method. The net proceeds of the offering, in addition to borrowings of $110.0 million under the Company’s previous revolving credit facility, and available cash, were used to redeem its outstanding 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) in an amount of $309.8 million. In October 2005, the 6 3/8% senior subordinated notes were exchanged for an equal amount of notes registered under the Securities Act of 1933, as amended (“the Securities Act”).

Credit Facilities

In June 2005, the Company entered into a new credit agreement with a syndicate of banks (the “Credit Agreement”). The agreement was amended in April 2006 to modify certain financial covenants. The term of the Credit Agreement is seven years and the total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions of the Credit Agreement, including but not limited to, financial covenants. The Company may use proceeds from the credit facilities for working capital, capital

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expenditures made in the ordinary course of business, its common stock repurchase program, direct and indirect investments permitted under the Credit Agreement, and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to December 2007, and no less than 2.25 to 1.00 from January 1, 2008 to December 31, 2008, and no less than 2.50 to 1.00, January 1, 2009 and thereafter, (b) maintaining a total leverage ratio of no greater than 6.50 to 1.00 from January  1, 2006 to March 31, 2006, and no greater than 7.00 to 1.00 beginning April 1, 2006 to December 31, 2007, and no greater than 6.00 to 1.00 beginning January 1, 2008 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the credit agreement in June 2005, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement, dated as of July 17, 2000.

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

The Company’s borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries.

Future minimum principal payments of long-term debt as of June 30, 2006 are as follows:

	Senior
	Subordinated	Credit
	Notes	Facilities
	(In thousands)

July — December, 2006	$—	$—
2007	—	7,500
2008	—	37,500
2009	—	67,500
2010	—	75,000
2011 and thereafter	500,000	277,000

Total long-term debt	$500,000	$464,500

7.	INCOME TAXES:

The effective tax rate for the six-month period ended June 30, 2006 was 45.1%. This rate is higher than the projected annual effective tax rate due to the tax impact of discrete items during the six months ended June 30, 2006. These items include the current year impact of the reversal of a state tax reserve due to expired statutes and the State of Ohio phase-out of the corporation franchise tax and the phase-in of a commercial activity tax (discussed below), offset by unfavorable tax law changes in Kentucky and Texas (discussed below). As of June 30, 2006, our annual effective tax rate is projected at 42.9%, which reflects the permanent differences between income for book versus tax purposes and the impact of the adoption of SFAS No. 123(R).

As previously noted, the Company adopted SFAS No. 123(R) as of January 1, 2006 and incorporated the tax impact into its effective tax rate above. This has increased the expected effective tax rate for 2006 due to the unfavorable tax treatment of the Company’s book compensation expense for incentive stock options.

In June 2005, the State of Ohio enacted a law that will phase-out the corporation franchise tax and phase-in a commercial activity tax. The new commercial activity tax is based on gross receipts, and is not considered an

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income tax for SFAS No. 109, “Accounting for Income Taxes” purposes. In 2005, the Company determined the likelihood of a reversal of the certain temporary differences related to intangible assets within the five-year period of the phase-out was unlikely. In 2006, the remaining Ohio deferred tax balances have been adjusted to reflect the impact of the 2006 phase-in of the new tax law. The new tax law resulted in a tax benefit of $133,000 for the six month period ended June 30, 2006. Further, the Company expects a benefit to its effective tax rate related to the current year tax amortization of the Ohio intangibles since no deferred tax liabilities will be created related to this amortization. It is expected that no additional deferred tax liability will result from the amortization of these intangibles during the remaining portion of the five-year phase-out period.

In May 2006, the State of Texas enacted a law that will change the current tax structure to a margin tax effective for tax years beginning January 1, 2007. This tax is calculated by deducting certain expenses from gross receipts to determine taxable income and is considered an income tax for SFAS No. 109 purposes. During the second quarter of 2006, the Company recorded a deferred tax liability for its difference between book and tax basis in its intangible assets as a result of the change in the law. Since, historically, the Company paid a franchise tax to Texas, the Company did not previously establish any deferred tax liabilities for Texas tax law purposes.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — Interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48 on its financial statements.

8.	STOCKHOLDERS’ EQUITY:

Stock Repurchase Program

In May 2005, the Company’s board of directors authorized a stock repurchase program for up to $150.0 million of the Company’s Class A and Class D common stock over a period of 18 months, with the amount and timing of repurchases to be based on stock price, general economic and market conditions, certain restrictions contained in the Credit Agreement, the indentures governing the Company’s senior subordinated debt, and certain other factors. The repurchase program does not obligate the Company to repurchase any of its common stock and may be discontinued or suspended at any time.

The Company did not repurchase any of its common stock during the six months ended June 30, 2006.

Stock Option and Restricted Stock Grant Plan

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense during the three and six months ended June 30, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, and was based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognized these compensation costs net of a forfeiture rate of 7.5% and recognized the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. In general, the Company’s stock options vest ratably over a four-year period. The Company estimated the forfeiture

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rate for the three and six months ended June 30, 2006 based on its historical experience during the preceding three years.

As a result of adopting SFAS No. 123(R), the impact to the Company’s Consolidated Financial Statements for the three and six months ended June 30, 2006 for net income applicable to common stockholders was approximately $1.6 million and $3.1 million, respectively, lower than if it had continued to account for stock-based compensation under APB No. 25. The impact on both basic and diluted income per share for the three and six months ended June 30, 2006 was $0.02 and $0.03 per share, respectively.

The pro forma table below reflects net income and basic and diluted net income per share for the three and six months ended June 30, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2005	June 30, 2005
	(In millions, except per
	share amounts)

Net income applicable to common stockholders, as reported	$19,844	$26,771
Add: Stock-based compensation included in reported net income, net of related tax effects	23	43
Less: Stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(4,886)	(9,489)

Pro forma net income	$14,981	$17,325

Basic and Diluted net income per share:
As reported	$0.19	$0.25
Pro forma	$0.14	$0.16

In light of new accounting guidance under SFAS No. 123(R), the Company reevaluated the assumptions used in estimating the fair value of options granted. As part of this assessment, management determined that the historical volatility of the preceding three years is a better indicator of expected volatility and future stock price trends than the historical volatility reflected since the Company conducted its initial public offering of common stock. This determination was based on analysis of:

1. Implied volatility on publicly-traded options on Radio One shares;

2. Implied and historical volatility of publicly-traded common stock of peer companies;

3. Corporate and capital structure changes that may potentially affect future volatility; and

4. Mean reversion tendencies, trends and cycles.

In connection with its adoption of SFAS No. 123(R), the Company also examined the historical pattern of option exercises in an effort to determine if there were any discernible activity patterns based on certain option holder populations. From its analysis, the Company identified four groups. The expected lives computation is based on historical exercise patterns and post-vesting termination behavior within each of the four groups identified. The interest rate for periods within the expected life of the award is based on the United States Treasury yield curve in effect at the time of grant.

The Company granted 30,000 and 1,292,000 stock options during the three months ended June 30, 2006 and 2005, respectively. The per share weighted-average fair values of options granted during the three months ended June 30, 2006 and 2005 were $4.31 and $7.01, respectively, on the date of grant. The Company granted 42,500 and 1,427,000 stock options during the six months ended June 30, 2006 and 2005, respectively. The per share weighted-average fair values of options granted during the six months ended June 30, 2006 and 2005 were $4.66 and $7.17,

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, on the date of grant. These fair values were derived using the Black-Scholes Option Pricing model with the following weighted-average assumptions.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2006	2005	2006	2005

Average risk-free interest rate	5.03%	3.77%	4.82%	3.77%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected lives	7.7 years	5 years	7.7 years	5 years
Expected volatility	40%	62%	40%	62%

Transactions and other information relating to the stock options for the period ended June 30, 2006 are summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)

Balance as of December 31, 2005	7,121,000	$14.83
Granted	42,500	8.87
Exercised	(6,900)	7.94
Forfeited, Cancelled, Expired	(184,000)	15.78

Balance as of June 30, 2006	6,972,600	$14.78	6.98	—

Vested and expected to vest as of June 30, 2006	6,448,000	$14.78	6.98	—

Unvested as of June 30, 2006	1,746,600	$14.37	8.25	—

Exercisable as of June 30, 2006	5,226,000	$14.65	6.52	—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing price on the last day of trading during the three months ended June 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $3,000 during the three months and six months ended June 30, 2006. The number of options vested during the three and six months ended June 30, 2006 was 339,206.

As of June 30, 2006, approximately $10.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of three years. The stock option weighted-average fair value per share was $7.89 at June 30, 2006.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions and other information relating to restricted stock grants for the period ended June 30, 2006 are summarized below:

		Weighted
	Number of	Average
	Options	Fair Value at
	Shares(1)	Grant Date

Balance as of December 31, 2005	71,000	$19.69
Granted	—	—
Exercised	(38,000)	19.67
Forfeited, Cancelled, Expired	—	—

Balance as of June 30, 2006	33,000	$19.71

Vested as of June 30, 2006	—	—

Unvested as of June 30, 2006	33,000	$19.71

(1)	The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. Additional shares were not issued and will not be issued upon exercise.

As of June 30, 2006, $44,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over a weighted-average period of two years.

9.	PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its board of directors. Effective January 1, 2006, the Company began matching employee contributions to the employee savings plan. Contributions paid for the three months ended June 30, 2006 and 2005 were $350,000 and $0, respectively. Contributions paid for the six months ended June 30, 2006 and 2005 were $635,000 and $0, respectively.

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

TV One Cable Network

Pursuant to a limited liability company agreement dated July 18, 2003, the Company and certain other investors formed TV One for the purpose of developing and distributing a new television programming service. The Company has committed to make a cumulative cash investment of approximately $74.0 million in TV One over approximately four years. As of June 30, 2006, the Company has already funded approximately $45.7 million under this agreement.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Royalty Agreements

The Company has entered into fixed fee and variable share agreements with music performance rights organizations that expire as late as 2009. During the three months ended June 30, 2006 and 2005, the Company incurred expenses of approximately $3.2 million and $2.7 million, respectively, in connection with these agreements. During the six months ended June 30, 2006 and 2005, the Company incurred expenses of approximately $6.4 million and $5.4 million, respectively, in connection with these agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions occurring in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

11.	CONTRACT TERMINATION:

In September 2005, the Company terminated its national sales representation agreements with Interep National Radio Sales, Inc. (“Interep”), and entered into new agreements with Katz Communications, Inc. (“Katz”), whereby Katz became the Company’s sole national sales representative. Interep had previously acted as a national sales representative for approximately half of the Company’s national advertising business, while Katz represented the remaining half. Katz paid the Company $3.4 million as an inducement to enter into the new agreements. Katz also agreed to pay Interep approximately $5.3 million to satisfy the Company’s termination obligations stemming from the previous sales representation agreements with Interep. Accordingly, the Company recorded the termination obligation of approximately $5.3 million as a one-time charge in selling, general and administrative expense for the year ended December 31, 2005. Both the $3.4 million inducement and the approximately $5.3 million termination amount are being amortized over the four-year life of the new Katz agreements as a reduction to selling, general and administrative expense. As of June 30, 2006, approximately $4.7 million of the deferred termination obligation and inducement amount is reflected in other long-term liabilities on the accompanying Consolidated Balance Sheets, and approximately $2.2 million is reflected in other current liabilities.

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company’s restricted subsidiaries (“Subsidiary Guarantors”) have fully and unconditionally guaranteed the Company’s 8 7/8% senior subordinated notes due 2011 and the 6 3/8% senior subordinated notes due 2013.

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of June 30, 2006 and 2005, and for the three and six-month periods then ended. Also included is the Consolidating Balance Sheet for the Company and the Subsidiary Guarantors as of December 31, 2005. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET BROADCAST REVENUE	$46,941	$50,893	$—	$97,834

OPERATING EXPENSES:
Programming and technical	8,147	11,954	—	20,101
Selling, general and administrative	15,920	14,840	—	30,760
Corporate selling, general and administrative	—	6,694	—	6,694
Stock-based compensation	516	991	—	1,507
Depreciation and amortization	1,698	2,160	—	3,858

Total operating expenses	26,281	36,639	—	62,920

Operating income	20,660	14,254	—	34,914
INTEREST INCOME	—	204	—	204
INTEREST EXPENSE	—	18,060	—	18,060
EQUITY IN LOSS OF AFFILIATED COMPANY	—	453	—	453
OTHER INCOME, net	10	1	—	11

Income (loss) before provision for income taxes and minority interest in income of subsidiaries	20,670	(4,054)	—	16,616
PROVISION FOR INCOME TAXES	—	8,148	—	8,148
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	364	—	364

Net income (loss) before equity in income of subsidiaries	20,670	(12,566)	—	8,104
EQUITY IN INCOME OF SUBSIDIARIES	—	20,670	(20,670)	—

Net income applicable to common stockholders	$20,670	$8,104	$(20,670)	$8,104

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2005

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET BROADCAST REVENUE	$49,864	$51,661	$—	$101,525

OPERATING EXPENSES:
Programming and technical	7,156	10,659	—	17,815
Selling, general and administrative	15,378	13,026	—	28,404
Corporate selling, general and administrative	—	6,029	—	6,029
Depreciation and amortization	1,935	1,215	—	3,150

Total operating expenses	24,469	30,929	—	55,398

Operating income	25,395	20,732	—	46,127
INTEREST INCOME	—	271	—	271
INTEREST EXPENSE	—	17,240	—	17,240
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	304	—	304
OTHER (EXPENSE) INCOME, net	(8)	41	—	33

Income before provision for income taxes and minority interest in income of subsidiary	25,387	3,500	—	28,887
PROVISION FOR INCOME TAXES	—	8,525	—	8,525
MINORITY INTEREST IN INCOME OF SUBSIDIARY	—	518	—	518

Net income (loss) before equity in income of subsidiaries	25,387	(5,543)	—	19,844
EQUITY IN INCOME OF SUBSIDIARIES	—	25,387	(25,387)	—

Net income applicable to common stockholders	$25,387	$19,844	$(25,387)	$19,844

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET BROADCAST REVENUE	$85,199	$94,718	$—	$179,917

OPERATING EXPENSES:
Programming and technical	15,953	23,891	—	39,844
Selling, general and administrative	29,812	27,912	—	57,724
Corporate selling, general and administrative	—	13,644	—	13,644
Stock-based compensation	1,286	1,798	—	3,084
Depreciation and amortization	3,717	4,497	—	8,214

Total operating expenses	50,768	71,742	—	122,510

Operating income	34,431	22,976	—	57,407
INTEREST INCOME	—	541	—	541
INTEREST EXPENSE	—	35,346	—	35,346
EQUITY IN LOSS OF AFFILIATED COMPANY	—	934	—	934
OTHER INCOME (EXPENSE), net	10	(275)	—	(265)

Income (loss) before provision for income taxes and minority interest in income of subsidiaries	34,441	(13,038)	—	21,403
PROVISION FOR INCOME TAXES	—	9,668	—	9,668
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	1,038	—	1,038

Net income (loss) before equity in income of subsidiaries	34,441	(23,744)	—	10,697
EQUITY IN INCOME OF SUBSIDIARIES	—	34,441	(34,441)	—

Net income applicable to common stockholders	$34,441	$10,697	$(34,441)	$10,697

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2005

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET BROADCAST REVENUE	$89,310	$89,224	$—	$178,534

OPERATING EXPENSES:
Programming and technical	14,720	18,730	—	33,450
Selling, general and administrative	28,685	23,641	—	52,326
Corporate selling, general and administrative	—	11,324	—	11,324
Depreciation and amortization	3,882	2,734	—	6,616

Total operating expenses	47,287	56,429	—	103,716

Operating income	42,023	32,795	—	74,818
INTEREST INCOME	—	743	—	743
INTEREST EXPENSE	1	29,668	—	29,669
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	763	—	763
OTHER INCOME, net	32	91	—	123

Income before provision for income taxes and minority interest in income of subsidiary	42,054	3,198	—	45,252
PROVISION FOR INCOME TAXES	—	15,095	—	15,095
MINORITY INTEREST IN INCOME OF SUBSIDIARY	—	625	—	625

Net income (loss) before equity in income of subsidiaries	42,054	(12,522)	—	29,532
EQUITY IN INCOME OF SUBSIDIARIES	—	42,054	(42,054)	—

Net income	$42,054	$29,532	$(42,054)	$29,532

PREFERRED STOCK DIVIDEND		2,761		2,761

Net income applicable to common stockholders		$26,771		$26,771

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$69	$18,574	$—	$18,643
Trade accounts receivable, net of allowance for doubtful accounts	32,901	35,148	—	68,049
Prepaid expenses and other current assets	910	4,575	—	5,485
Income tax receivable	—	4,022	—	4,022
Deferred tax asset	2,282	(362)	—	1,920

Total current assets	36,162	61,957	—	98,119
PROPERTY AND EQUIPMENT, net	28,701	22,016	—	50,717
INTANGIBLE ASSETS, net	1,960,664	73,594	—	2,034,258
INVESTMENT IN SUBSIDIARIES	—	1,981,585	(1,981,585)	—
INVESTMENT IN AFFILIATED COMPANY	—	46,683	—	46,683
OTHER ASSETS	194	9,479	—	9,673

Total assets	$2,025,721	$2,195,314	$(1,981,585)	$2,239,450

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$572	$2,456	$—	$3,028
Accrued interest	—	19,572	—	19,572
Accrued compensation and related benefits	3,427	15,545	—	18,972
Income taxes payable	—	3,126	—	3,126
Other current liabilities	3,013	11,846	—	14,859

Total current liabilities	7,012	52,545	—	59,557
LONG-TERM DEBT	—	964,500	—	964,500
OTHER LONG-TERM LIABILITIES	238	7,597	—	7,835
DEFERRED INCOME TAX LIABILITY	36,886	133,464	—	170,350

Total liabilities	44,136	1,158,106	—	1,202,242

MINORITY INTEREST IN SUBSIDIARIES	—	954	—	954
STOCKHOLDERS’ EQUITY:
Common stock	—	99	—	99
Accumulated other comprehensive income	—	1,958	—	1,958
Stock subscriptions receivable	—	(1,603)	—	(1,603)
Additional paid-in capital	1,188,474	1,030,482	(1,188,474)	1,030,482
Retained earnings	793,111	5,318	(793,111)	5,318

Total stockholders’ equity	1,981,585	1,036,254	(1,981,585)	1,036,254

Total liabilities and stockholders’ equity	$2,025,721	$2,195,314	$(1,981,585)	$2,239,450

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2005

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$794	$18,287	$—	$19,081
Trade accounts receivable, net of allowance for doubtful accounts	29,588	33,509	—	63,097
Prepaid expenses and other assets	1,302	4,235	—	5,537
Income tax receivable	—	3,935	—	3,935
Deferred tax asset	2,282	(362)	—	1,920

Total current assets	33,966	59,604	—	93,570
PROPERTY AND EQUIPMENT, net	30,319	20,122	—	50,441
INTANGIBLE ASSETS, net	1,935,946	77,534	—	2,013,480
INVESTMENT IN SUBSIDIARIES	—	1,957,726	(1,957,726)	—
INVESTMENT IN AFFILIATED COMPANY	—	37,362	—	37,362
OTHER ASSETS	673	5,854	—	6,527

Total assets	$2,000,904	$2,158,202	$(1,957,726)	$2,201,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$899	$2,204	$—	$3,103
Accrued interest	—	19,308	—	19,308
Accrued compensation and related benefits	3,294	17,552	—	20,846
Income taxes payable	—	3,805	—	3,805
Other current liabilities	2,079	6,692	—	8,771
Current portion of long-term debt	8	—	—	8

Total current liabilities	6,280	49,561	—	55,841
LONG-TERM DEBT, net of current portion	12	952,500	—	952,512
OTHER LONG-TERM LIABILITIES	—	6,316	—	6,316
DEFERRED INCOME TAX LIABILITY	36,886	126,428	—	163,314

Total liabilities	43,178	1,134,805	—	1,177,983

MINORITY INTEREST IN SUBSIDIARY	—	2,856	—	2,856
STOCKHOLDERS’ EQUITY:
Common stock	—	99	—	99
Accumulated other comprehensive income	—	958	—	958
Stock subscriptions receivable	—	(1,566)	—	(1,566)
Additional paid-in capital	1,199,056	1,026,429	(1,199,056)	1,026,429
Retained earnings (accumulated deficit)	758,670	(5,379)	(758,670)	(5,379)

Total stockholders’ equity	1,957,726	1,020,541	(1,957,726)	1,020,541

Total liabilities and stockholders’ equity	$2,000,904	$2,158,202	$(1,957,726)	$2,201,380

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$34,441	$10,697	$(34,441)	$10,697
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,717	4,497	—	8,214
Amortization of debt financing costs	—	1,044	—	1,044
Amortization of production content	—	2,108	—	2,108
Deferred income taxes	—	7,572	—	7,572
Write-down of investment	—	270	—	270
Equity in net loss of affiliated company	—	934	—	934
Minority interest in income of subsidiaries	—	1,038	—	1,038
Stock-based compensation and other non-cash compensation	1,290	2,301	—	3,591
Amortization of contract termination fee	(518)	(566)	—	(1,084)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	3,313	(8,265)	—	(4,952)
Prepaid expenses and other assets	(871)	(1,102)	—	(1,973)
Income tax receivable	—	(87)	—	(87)
Due (to) from corporate	(41,152)	41,152	—	—
Accounts payable	(327)	252	—	(75)
Accrued interest	—	264	—	264
Accrued compensation and related benefits	133	(2,568)	—	(2,435)
Income taxes payable	—	(679)	—	(679)
Other liabilities	1,160	3,154	—	4,314

Net cash flows from operating activities	1,186	62,016	(34,441)	28,761

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(1,891)	(3,799)	—	(5,690)
Equity investments	—	(9,745)	—	(9,745)
Acquisitions	—	(20,008)	—	(20,008)
Investment in subsidiaries	—	(34,441)	34,441	—
Purchase of other intangible assets	—	(811)	—	(811)
Deposits for station purchases	—	(2,000)	—	(2,000)

Net cash flows used in investing activities	(1,891)	(70,804)	34,441	(38,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(20)	—	—	(20)
Proceeds from exercise of stock options	—	52	—	52
Change in interest due on stock subscriptions receivable	—	(37)	—	(37)
Proceeds from credit facility	—	12,000	—	12,000
Payment to minority interest shareholders	—	(2,940)	—	(2,940)

Net cash flows (used in) from financing activities	(20)	9,075	—	9,055

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(725)	287	—	(438)
CASH AND CASH EQUIVALENTS, beginning of period	794	18,287	—	19,081

CASH AND CASH EQUIVALENTS, end of period	$69	$18,574	$—	$18,643

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2005

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$42,054	$29,532	$(42,054)	$29,532
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	3,882	2,734	—	6,616
Amortization of debt financing costs	—	3,162	—	3,162
Deferred income taxes	—	13,173	—	13,173
Minority interest in income of subsidiary	—	625	—	625
Equity in net losses of affiliated company	—	763	—	763
Non-cash compensation	—	909	—	909
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	6,727	(16,184)	—	(9,457)
Due to corporate/from subsidiaries	(60,009)	60,009	—	—
Prepaid expenses and other	(109)	(356)	—	(465)
Other assets	—	309	—	309
Accounts payable	94	(3,541)	—	(3,447)
Accrued expenses and other	13,284	(10,208)	—	3,076

Net cash flows from operating activities	5,923	80,927	(42,054)	44,796

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,913)	(2,378)	—	(8,291)
Equity investments	—	(33)	—	(33)
Acquisition of 51% of common stock in Reach Media, Inc., net of cash acquired	—	(21,320)	—	(21,320)
Sale of short-term investments	—	7,000	—	7,000
Investment in subsidiaries	—	(42,054)	42,054	—
Purchase of other intangible assets	—	(285)	—	(285)

Net cash flows used in investing activities	(5,913)	(59,070)	42,054	(22,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(455,005)	—	(455,005)
Proceeds from credit facility	—	572,500	—	572,500
Proceeds from debt issuances, net of offering costs	—	195,472	—	195,472
Redemption of convertible preferred stock	—	(309,820)	—	(309,820)
Proceeds from stock subscriptions due	—	5,962	—	5,962
Payment of bank financing costs	—	(3,908)	—	(3,908)
Payment of preferred stock dividends	—	(6,966)	—	(6,966)
Proceeds from exercise of stock options	—	847	—	847
Repurchase of common stock	—	(14,837)	—	(14,837)
Change in interest due on stock subscription receivable	—	(368)	—	(368)

Net cash flows used in financing activities	—	(16,123)	—	(16,123)

INCREASE IN CASH AND CASH EQUIVALENTS	10	5,734	—	5,744
CASH AND CASH EQUIVALENTS, beginning of period	192	10,199	—	10,391

CASH AND CASH EQUIVALENTS, end of period	$202	$15,933	$—	$16,135

The accompanying notes are an integral part of this consolidating financial statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

During the three months ended June 30, 2006, approximately 62% of our net revenue was generated from local advertising and approximately 35% was generated from national spot advertising, including network advertising. In comparison, during the three months ended June 30, 2005, approximately 65% of our net revenue was generated from local advertising and approximately 33% was generated from national spot advertising, including network advertising. During the six months ended June 30, 2006, approximately 61% of our net revenue was generated from local advertising and approximately 37% was generated from national spot advertising, including network advertising. In comparison, during the six months ended June 30, 2005, approximately 67% of our net revenue was generated from local advertising and approximately 30% was generated from national spot advertising, including network advertising. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

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

Measurement of Performance

We monitor the growth and operational results of our business using net income and the following key metrics:

(a) Net broadcast revenue:  The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net broadcast revenue. Net broadcast revenue consists of gross broadcast revenue, net of local and national agency and outside sales representative commissions consistent with industry practice. Net broadcast revenue is recognized in the period in which advertisements are broadcast. Net broadcast revenue also includes advertising aired in exchange for goods and services, which is recorded at fair value.

(b) Station operating income:  Net income before depreciation and amortization, income taxes, interest income, interest expense, equity in loss of affiliated company, minority interest in income of subsidiaries, other income/expense, corporate expenses and non-cash and stock-based compensation expenses is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets because station operating income provides helpful information about our results of operations, apart from expenses associated with our physical plant, income taxes provision, investments, debt financings, overhead and non-cash compensation. Station operating income is frequently used as one of the bases for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands, except margin data)

Net broadcast revenue	$97,834	$101,525	$179,917	$178,534
Station operating income	46,948	55,331	82,296	92,811
Station operating income margin	48.0%	54.5%	45.7%	52.0%
EBITDA	$37,965	$48,488	$63,384	$80,169
Net income	8,104	19,844	10,697	29,532

The reconciliation of net income to station operating income is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Net income as reported	$8,104	$19,844	$10,697	$29,532
Add back non-station operating income items included in net income:
Interest income	(204)	(271)	(541)	(743)
Interest expense	18,060	17,240	35,346	29,669
Provision for income taxes	8,148	8,525	9,668	15,095
Corporate selling, general and administrative, excluding non-cash compensation	6,299	5,552	12,969	10,468
Non-cash compensation	370	502	622	909
Stock-based compensation	1,507	—	3,084	—
Equity in loss of affiliated company	453	304	934	763
Other (income) expense, net	(11)	(33)	265	(123)
Depreciation and amortization	3,858	3,150	8,214	6,616
Minority interest in income of subsidiaries	364	518	1,038	625

Station operating income	$46,948	$55,331	$82,296	$92,811

The reconciliation of net income to EBITDA is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Net income as reported	$8,104	$19,844	$10,697	$29,532
Add back non-EBITDA items included in net income:
Interest income	(204)	(271)	(541)	(743)
Interest expense	18,060	17,240	35,346	29,669
Provision for income taxes	8,148	8,525	9,668	15,095
Depreciation and amortization	3,858	3,150	8,214	6,616

EBITDA	$37,966	$48,488	$63,384	$80,169

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 (In thousands)

	Three Months Ended
	June 30,
	2006	2005	Increase/(Decrease)

Statements of Income:
Net broadcast revenue	$97,834	$101,525	$(3,691)	(3.6)%
Operating expenses:
Programming and technical	20,126	17,790	2,336	13.1
Selling, general and administrative	30,760	28,404	2,356	8.3
Corporate selling, general and administrative, excluding non-cash compensation	6,299	5,552	747	13.5
Non-cash compensation	370	502	(132)	(26.3)
Stock-based compensation	1,507	—	1,507	—
Depreciation and amortization	3,858	3,150	708	22.5

Total operating expenses	62,920	55,398	7,522	13.6

Operating income	34,914	46,127	(11,213)	(24.3)
Interest income	204	271	(67)	(24.7)
Interest expense	18,060	17,240	820	4.8
Other income, net	11	33	(22)	(66.7)
Equity in loss of affiliated company	453	304	149	49.0

Income before provision for income taxes and minority interest in income of subsidiaries	16,616	28,887	(12,271)	(42.5)
Provision for income taxes	8,148	8,525	(377)	(4.4)
Minority interest in income of subsidiaries	364	518	(154)	(29.7)

Net income applicable to common stockholders	$8,104	$19,844	$(11,740)	(59.2)%

Net broadcast revenue

Three Months Ended June 30,
2006	2005	Increase/(Decrease)

$97,834	$101,525	$(3,691)	(3.6)%

During the three months ended June 30, 2006, we recognized approximately $97.8 million in net broadcast revenue compared to approximately $101.5 million during the same period in 2005. These amounts are net of agency commissions and outside sales representative commissions, which were approximately $12.0 million during the three months ended June 30, 2006, compared to approximately $13.0 million during the same period in 2005. The decrease in net broadcast revenue was due primarily to a decline in overall industry revenue in the markets in which we operate. Declining ratings, and/or lower pricing led to declines in many of our markets, most notably Los Angeles, Washington, DC, Atlanta, Dallas, Cleveland and Cincinnati. These declines more than offset increases in net broadcast revenue experienced in our Houston, Philadelphia, Richmond and St. Louis markets, as well as increased net broadcast revenue from the operating results of Reach Media.

Operating Expenses

Programming and technical

Three Months Ended June 30,
2006	2005	Increase/(Decrease)

$20,126	$17,790	$2,336	13.1%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations and on the Tom Joyner syndicated television variety show. Programming and technical expenses also include expenses associated with our research activities and music royalties. Increased programming and technical expenses were due to higher programming compensation and contractual agreements, additional music royalties, the January 2006 launch of the news/talk network and the October 2005 launch of the Tom Joyner syndicated television variety show.

Selling, general and administrative

Three Months Ended June 30,
2006	2005	Increase/(Decrease)

$30,760	$28,404	$2,356	8.3%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses and back office expenses. Selling, general and administrative expenses also include expenses related to the advertising traffic (scheduling and insertion) functions. Increased selling, general and administrative expenses were due primarily to additional special events, increased promotional spending, the January 2006 launch of the news/talk network, and additional travel related expenses.

Corporate selling, general and administrative, excluding non-cash compensation

Three Months Ended June 30,
2006	2005	Increase/(Decrease)

$6,299	$5,552	$747	13.5%

Corporate selling, general and administrative expenses consist of expenses associated with maintaining our corporate headquarters and facilities, including personnel. The increase in corporate selling, general and administrative expenses resulted primarily from severance expenses and additional consulting fees.

Non-cash compensation

Three Months Ended June 30,
2006	2005	Increase/(Decrease)

$370	$502	$(132)	(26.3)%

Non-cash compensation consists of expenses associated with certain officer retention bonuses and expenses associated with restricted stock granted to certain on-air talent. The decrease in non-cash compensation resulted from lower expenses associated with the vesting of officer retention bonuses and reduced restricted stock expenses due to a lower fair value for the stock as of June 30, 2006, compared to the same period in 2005.

Stock-based compensation

Three Months Ended June 30,
2006	2005	Increase/(Decrease)

$1,507	$—	$1,507	—

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

Depreciation and amortization

Three Months Ended June 30,
2006	2005	Increase/(Decrease)

$3,858	$3,150	$708	22.5%

The increase in depreciation and amortization expense for the three months ended June 30, 2006 was due primarily to the depreciation and amortization of assets and intangibles acquired as a result of our acquisition of 51% of the common stock of Reach Media in February 2005. The Company completed its preliminary purchase price allocation for the Reach Media acquisition in the fourth quarter of 2005, resulting in additional amortization expense to be recognized over the remaining life of the identified assets. To a lesser extent, the increase in depreciation and amortization also resulted from depreciation associated with capital expenditures made since June 30, 2005, which was slightly offset by the completion of amortization of certain trade names.

Interest income

Three Months Ended June 30,
2006	2005	Increase/(Decrease)

$204	$271	$(67)	(24.7)%

The decrease in interest income resulted primarily from the payment of certain officer loans during 2005, and lower average cash balances, cash equivalents and short-term investments, which was partially offset by interest income from an income tax refund receivable.

Interest expense

Three Months Ended June 30,
2006	2005	Increase/(Decrease)

$18,060	$17,240	$820	4.8%

The increase in interest expense resulted from borrowings in August 2005 to fund partially our stock repurchase program. Additional interest obligations were also incurred from borrowings to fund partially the May 2006 acquisition of WHHL-FM (formerly WRDA-FM), a radio station located in the St. Louis metropolitan area. The increase in interest expense also resulted from higher market interest rates, which impacted the variable rate portion of our debt.

Provision for income taxes

Three Months Ended June 30,
2006	2005	Increase/(Decrease)

$8,148	$8,525	$(377)	(4.4)%

The decrease in the provision for income taxes was primarily due to a decrease in pre-tax income for the three months ended June 30, 2006, compared to the same period in 2005. In addition to lower pre-tax income, this decrease was offset by an increase to the provision for an adjustment to our Texas tax liability due to a state tax law change. Our effective tax rate as of June 30, 2006 was 49.0%. Excluding the tax impact of adopting SFAS No. 123(R) and the Texas state tax law change, our effective tax rate as of June 30, 2006 was 43.3%, compared to 40.2% as of June 30, 2005. This rate increase is attributable to the lower pre-tax income and proportionately higher permanent differences. As of June 30, 2006, our annual effective tax rate is projected at 42.9%, which is impacted by the permanent differences between income subject to tax for book versus tax purposes.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005 (In thousands)

	Six Months Ended
	June 30,
	2006	2005	Increase/(Decrease)

Statements of Income:
Net broadcast revenue	$179,917	$178,534	$1,383	0.8%
Operating expenses:
Programming and technical	39,897	33,397	6,500	19.5
Selling, general and administrative	57,724	52,326	5,398	10.3
Corporate selling, general and administrative, excluding non-cash compensation	12,969	10,468	2,501	23.9
Non-cash compensation	622	909	(287)	(31.6)
Stock-based compensation	3,084	—	3,084	—
Depreciation and amortization	8,214	6,616	1,598	24.2

Total operating expenses	122,510	103,716	18,794	18.1

Operating income	57,407	74,818	(17,411)	(23.3)
Interest income	541	743	(202)	(27.2)
Interest expense	35,346	29,669	5,677	19.1
Other (expense) income, net	(265)	123	(388)	315.4
Equity in loss of affiliated company	934	763	171	22.4

Income before provision for income taxes and minority interest in income of subsidiaries	21,403	45,252	(23,849)	(52.7)
Provision for income taxes	9,668	15,095	(5,427)	(36.0)
Minority interest in income of subsidiaries	1,038	625	413	66.1

Net income	10,697	29,532	(18,835)	(63.8)
Preferred stock dividend	—	2,761	(2,761)	(100.0)

Net income applicable to common stockholders	$10,697	$26,771	$(16,074)	(60.0)%

Net broadcast revenue

Six Months Ended June 30,
2006	2005	Increase/(Decrease)

$179,917	$178,534	$1,383	0.8%

During the six months ended June 30, 2006, we recognized approximately $179.9 million in net broadcast revenue compared to approximately $178.5 million during the same period in 2005. These amounts are net of agency commissions and outside sales representative commissions, which were approximately $21.7 million during the six months ended June 30, 2006, compared to approximately $23.1 million during the same period in 2005. The increase in net broadcast revenue was due primarily to our consolidation of six months of operating results for Reach Media during the six months ended June 30, 2006, compared to four months of operating results for the six months ended June 30, 2005. The increase in net broadcast revenue due to consolidating Reach Media’s results were significantly offset by a decline in overall industry revenue in the markets in which we operate. Declining ratings, and/or lower pricing led to declines in many of our markets, most notably Los Angeles, Washington, DC, Dallas, and Atlanta. These declines more than offset increases in net broadcast revenue experienced in our Houston, Philadelphia, St. Louis and Richmond markets. Excluding the operating results of Reach Media, our net broadcast revenue decreased approximately 4.6% for the six months ended June 30, 2006, compared to the same period in 2005.

Operating Expenses

Programming and technical

Six Months Ended June 30,
2006	2005	Increase/(Decrease)

$39,897	$33,397	$6,500	19.5%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of our programming content on our radio stations and on the Tom Joyner syndicated television variety show. Programming and technical expenses also include expenses associated with our research activities and music royalties. The increase in programming and technical expenses resulted primarily from our consolidation of six months of operating results for Reach Media during the six months ended June 30, 2006, compared to four months of operating results for the six months ended June 30, 2005. This includes expenses associated with the Tom Joyner syndicated television variety show launched by Reach Media in October 2005. Increased programming and technical expenses were also due to higher music royalties, and expenses associated with the January 2006 launch of the news/talk network. Excluding the operating results of Reach Media, programming and technical expenses increased 3.3% for the six months ended June 30, 2006, compared to the same period in 2005.

Selling, general and administrative

Six Months Ended June 30,
2006	2005	Increase/(Decrease)

$57,724	$52,326	$5,398	10.3%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses and back office expenses. Selling, general and administrative expenses also include expenses related to the advertising traffic (scheduling and insertion) functions. The increase in selling, general and administrative expenses resulted primarily from our consolidation of six months of operating results for Reach Media during the six months ended June 30, 2006, compared to four months of operating results for the six months ended June 30, 2005. Increased selling, general and administrative expenses were also due to additional special events expenses, increased promotional spending, the January 2006 launch of the news/talk network, and additional travel related expenses. Excluding the operating results of Reach Media, selling, general and administrative expenses increased 10.6% for the six months ended June 30, 2006, compared to the same period in 2005.

Corporate selling, general and administrative, excluding non-cash compensation

Six Months Ended June 30,
2006	2005	Increase/(Decrease)

$12,969	$10,468	$2,501	23.9%

Corporate selling, general and administrative expenses consist of expenses associated with maintaining our corporate headquarters and facilities, including personnel. The increase in corporate selling, general and administrative expenses resulted primarily from severance expenses and additional consulting and professional fees. The increase in corporate selling, general and administrative expenses also resulted from our consolidation of six months of operating results for Reach Media during the six months ended June 30, 2006, compared to four months of operating results for the six months ended June 30, 2005. Excluding the operating results of Reach Media, corporate expenses increased 21.8% for the six months ended June 30, 2006, compared to the same period in 2005.

Non-cash compensation

Six Months Ended June 30,
2006	2005	Increase/(Decrease)

$622	$909	$(287)	(31.6)%

Non-cash compensation consists of expenses associated with certain officer retention bonuses and expenses associated with restricted stock granted to certain on-air talent. The decrease in non-cash compensation resulted from lower expenses associated with the vesting of officer retention bonuses and reduced restricted stock expenses due to a lower fair value for the stock as of June 30, 2006, compared to the same period in 2005.

Stock-based compensation

Six Months Ended June 30,
2006	2005	Increase/(Decrease)

$3,084	$—	$3,084	—

Stock-based compensation consists of expenses associated with our January 1, 2006 adoption of SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) eliminated accounting for share-based payments based on APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.

Depreciation and amortization

Six Months Ended June 30,
2006	2005	Increase/(Decrease)

$8,214	$6,616	$1,598	24.2%

The increase in depreciation and amortization expense for the six months ended June 30, 2006 was due primarily to the depreciation and amortization of assets and intangibles acquired as a result of our acquisition of 51% of the common stock of Reach Media in February 2005. The Company completed its preliminary purchase price allocation for the Reach Media acquisition in the fourth quarter of 2005, resulting in additional amortization expense to be recognized over the remaining life of the identified assets. To a lesser extent, the increase in depreciation and amortization also resulted from depreciation associated with capital expenditures made since June 30, 2005, which was slightly offset by the completion of amortization of certain trade names.

Interest income

Six Months Ended June 30,
2006	2005	Increase/(Decrease)

$541	$743	$(202)	(27.2)%

The decrease in interest income resulted primarily from the payment of certain officer loans during 2005, and lower average cash balances, cash equivalents and short-term investments, which was partially offset by interest income from an income tax refund receivable.

Interest expense

Six Months Ended June 30,
2006	2005	Increase/(Decrease)

$35,346	$29,669	$5,677	19.1%

The increase in interest expense resulted from additional interest obligations associated with additional borrowings to fund partially the February 2005 redemption of our 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) in an amount of $309.8 million. Additional interest obligations were also incurred from borrowings to fund partially the February 2005 acquisition of 51% of the common stock of Reach Media. Additional interest obligations also resulted from borrowings in August 2005 to fund partially our stock repurchase program during the second half of 2005, and borrowings in May 2006 to fund partially the acquisition of WHHL-FM (formerly WRDA-FM), a station located in the St. Louis metropolitan area. Increased interest expense also resulted from higher market interest rates, which impacted the variable rate portion of our debt.

Other (expense) income, net

Six Months Ended June 30,
2006	2005	Increase/(Decrease)

$(265)	$123	$(388)	(315.4)%

The increase in other (expense) income, net resulted primarily from the write-down of an investment.

Provision for income taxes

Six Months Ended June 30,
2006	2005	Increase/(Decrease)

$9,668	$15,095	$(5,427)	(36.0)%

The decrease in the provision for income taxes was primarily due to a decrease in pre-tax income for the six months ended June 30, 2006, compared to the same period in 2005. In addition to lower pre-tax income, other items contributing to the provision decrease include an adjustment for a favorable Ohio state tax law change and a release of reserve contingencies. These decreases were partially offset by increases to the provision for the tax impact of adopting SFAS No. 123(R), and an adjustment to our Kentucky and Texas tax liability due to state tax law changes. Our effective tax rate as of June 30, 2006 was 45.1%. Excluding the tax impact of adopting SFAS No. 123(R), the Ohio, Kentucky and Texas state tax law changes, and the release of the reserve contingency, our effective tax rate as of June 30, 2006 was 40.5%, compared to 40.2% as of June 30, 2005. As of June 30, 2006, our annual effective tax rate is projected at 42.9%, which is impacted by the permanent differences between income subject to tax for book versus tax purposes.

Minority interest in income of subsidiaries

Six Months Ended June 30,
2006	2005	Increase/(Decrease)

$1,038	$625	$413	66.1%

The increase in minority interest in income of subsidiaries resulted primarily from accounting for the minority stockholders’ interest in Reach Media’s net income for six months during the six months ended June 30, 2006, compared to accounting for the minority stockholders’ interest in Reach Media’s net income for four months during the six months ended June 30, 2005. We acquired 51% of the common stock of Reach Media in February 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, commitments available under our amended and restated credit facilities and other debt or equity financing.

In June 2005, we entered into a new credit agreement with a syndicate of banks (the “Credit Agreement”). The agreement was amended in April 2006 to modify certain financial covenants. The term of the Credit Agreement is seven years and the total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with provisions of the Credit Agreement, including but not limited to, financial covenants. We may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, our common stock repurchase program, direct and indirect investments permitted under the Credit Agreement, and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that we must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to December 31, 2007, and no less than 2.25 to 1.00 from January 1, 2008 to December 31, 2008, and no less than 2.50 to 1.00, January 1, 2009 and thereafter, (b) maintaining a total leverage ratio of no greater than 6.50 to 1.00 from January 1, 2006 to March 31, 2006, and no greater than 7.00 to 1.00 beginning April 1, 2006 to December 31, 2007, and no greater than 6.00 to 1.00 beginning January 1, 2008 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants.

As of June 30, 2006, we had approximately $335.0 million available for borrowing. Taking into consideration the covenants under the Credit Agreement, approximately $75.5 million of that amount was available to be drawn down. Both the term loan facility and the revolving facility under the Credit Agreement bear interest, at our option, at a rate equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus a spread that ranges from 0.63% to 1.50%, or (ii) the prime rate plus a spread of up to 0.50%. The amount of the spread varies depending on our leverage ratio. We also pay a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the average balance of the revolving facility. We believe that we are in compliance with all covenants under the amended Credit Agreement.

Under the Credit Agreement, we are required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of June 30, 2006, we had four swap agreements in place for a total notional amount of $100.0 million, and the periods remaining on these four swap agreements range in duration from 12 to 72 months.

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

The following table summarizes the interest rates in effect with respect to our debt as of June 30, 2006:

	Amount	Applicable
Type of Debt	Outstanding	Interest Rate
	(In millions)

Senior bank term debt (swap matures June 16, 2012)(1)(2)	$25.0	5.97%
Senior bank term debt (swap matures June 16, 2010) )(1)(2)	25.0	5.77
Senior bank term debt (swap matures June 16, 2008) )(1)(2)	25.0	5.63
Senior bank term debt (swap matures June 16, 2007) )(1)(2)	25.0	5.58
Senior bank term debt (subject to variable interest rates)(3)	200.0	6.88
Senior bank revolving debt (subject to variable interest rates)(3)	164.5	6.88
8 7/8% senior subordinated notes (fixed rate)	300.0	8.88
6 3/8% senior subordinated notes (fixed rate)	200.0	6.38

(1)	A total of $100.0 million is subject to fixed rate swap agreements that became effective in June 2005.

(2)	Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our Credit Agreement. That spread is currently set at 1.50% and is incorporated into the applicable interest rates set forth above.

(3)	Subject to rolling 90-day LIBOR plus a spread currently at 1.50% and incorporated into the applicable interest rate set forth above.

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

The following table provides a comparison of our statements of cash flows for the six months ended June 30, 2006 and 2005:

	2006	2005
	(In thousands)

Net cash flows from operating activities	$28,761	$44,796
Net cash flows used in investing activities	(38,254)	(22,929)
Net cash flows from (used in) financing activities	9,055	(16,123)

Net cash flows from operating activities were approximately $28.8 million and $44.8 million for the six months ended June 30, 2006 and 2005, respectively. Cash flows from operating activities for the six months ended June 30, 2006 declined from the prior year due primarily to a decrease in operating income of approximately $17.4 million, coupled with increased interest expense resulting from a change to our capital structure. In February 2005, we modified our capital structure by redeeming all of our outstanding HIGH TIDES in an amount of $309.8 million. This redemption was financed with the net proceeds of the sale of our 6 3/8% senior subordinated notes, borrowings under our revolving credit facility, and available cash. As a result we now pay interest expense on debt, instead of dividends on our HIGH TIDES. The additional interest expense from the change in our capital structure is reflected in operating activities, whereas, the dividends on our HIGH TIDES were reflected in financing activities.

Net cash flows used in investing activities were approximately $38.3 million and $22.9 million for the six months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006, we acquired the assets of WHHL-FM (formerly WRDA-FM), a radio station located in the St. Louis metropolitan area for approximately $20.0 million, funded approximately $8.7 million of our investment commitment in TV One, and made a deposit of $2.0 million towards the acquisition of the assets of WIFE-FM, a radio station located in the Cincinnati metropolitan area. During the six months ended June 30, 2005, we acquired 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of our Class D common stock and sold short-term marketable securities for approximately $7.0 million. Capital expenditures were approximately $5.7 million and $8.3 million for the six months ended June 30, 2006 and 2005, respectively.

Net cash flows provided from financing activities were approximately $9.1 million for the six months ended June 30, 2006 compared to net cash flows used in financing activities of approximately $16.1 million for the six months ended June 30, 2005. During the six months ended June 30, 2006, we borrowed $12.0 million from our credit facility to fund partially the May 2006 acquisition of WHHL-FM (formerly WRDA-FM) and paid approximately $2.9 million in dividends to Reach Media’s minority interest shareholders. During the six months ended June 30, 2005, we made a principal payment of approximately $17.5 million on our previous term loan, realized net proceeds of approximately $195.3 million from the private placement of $200.0 million of our 6 3/8% senior subordinated notes, borrowed approximately $135.0 million under our previous revolving credit facility, redeemed our outstanding HIGH TIDES in an amount of $309.8 million, received approximately $6.0 million from our stock subscriptions receivable and paid approximately $7.0 million preferred dividends on our HIGH TIDES.

From time to time we consider opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic investments. In May 2006, we completed the acquisition of WHHL-FM (formerly WRDA-FM), a radio station located in the St. Louis metropolitan area for approximately $20.0 million in cash. In February 2006, we signed an agreement to acquire the assets of WIFE-FM, a radio station located in the Cincinnati metropolitan area for approximately $18.0 million in cash. We expect to complete this acquisition during the second half of 2006, and we will consolidate it with our existing Cincinnati operations. Other than our agreement to purchase the assets of WIFE-FM and an agreement with an affiliate of Comcast Corporation, DIRECTV and other investors to fund TV One (the balance of our commitment was approximately $28.3 million at June 30, 2006), we have no definitive agreements to make acquisitions of additional radio stations or to make strategic investments. We anticipate that any future acquisitions or strategic investments will be financed through funds generated from operations, cash on hand, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.

As of June 30, 2006, we had two standby letters of credit in total of $417,000 in connection with our annual insurance policy renewals. To date, there has been no activity on these standby letters of credit.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — Interpretation of

SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN No. 48 on its financial statements.

SFAS No. 154, “Accounting Changes and Error Corrections,” which amends Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28,” was issued in May 2005. SFAS No. 154 requires retrospective application to financial statements of prior periods for changes in accounting principles that are not adopted prospectively. This statement was effective January 1, 2006, and had no impact on the Company’s 2006 financial statements as of and for the three and six months ended June 30, 2006.

CAPITAL AND COMMERCIAL COMMITMENTS

Long-term debt

Our long-term debt consist of obligations under our Credit Agreement, our 8 7/8% senior subordinated notes and our 6 3/8% senior subordinated notes.

Lease obligations

We have non-cancelable operating leases for office space, studio space, and broadcast towers and transmitter facilities that expire over the next 20 years.

Operating Contracts and Agreements

We have other operating contracts and agreements including employment contracts, on-air contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements and other general operating agreements that expire over the next nine years.

Contractual Obligations Schedule

The following table represents our contractual obligations as of June 30, 2006:

	Payments Due by Period
	July-
	December					2011 and
Contractual Obligations	2006	2007	2008	2009	2010	Beyond	Total
	(In thousands)

8 7/8% senior subordinated notes(1)	$13,313	$26,625	$26,625	$26,625	$26,625	$313,313	$433,126
6 3/8% senior subordinated notes(1)	6,375	12,750	12,750	12,750	12,750	227,094	284,469
Credit facilities(2)	17,468	43,198	72,734	102,734	110,234	382,701	729,069
Other operating contracts/agreements(3)(4)(5)	19,013	29,247	21,795	18,090	18,030	43,330	149,505
Operating lease obligations	3,989	7,267	6,918	6,426	5,617	16,433	46,650

Total	$60,158	$119,087	$140,822	$166,625	$173,256	$982,871	$1,642,819

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of June 30, 2006.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of June 30, 2006.

(3)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements.

(4)	Includes a retention bonus of approximately $2.0 million pursuant to an employment agreement with the Chief Administrative Officer (“CAO”) for remaining employed with the Company through and including October 31, 2008. If the CAO’s employment ends before October 31, 2008, the amount paid will be a pro rata portion of the retention bonus based on the number of days of employment between October 31, 2004 and October 31, 2008.

(5)	Includes a retention bonus of approximately $7.0 million pursuant to an employment agreement with the Chief Financial Officer (“CFO”) for remaining employed with the Company through and including October 18, 2010. If the CFO’s employment ends before October 18, 2010, the amount paid will be a pro rata portion of the retention bonus based on the number of days of employment between October 18, 2005 and October 18, 2010.

Reflected in the obligations above, as of June 30, 2006, we had four swap agreements in place for a total notional amount of $100.0 million. The periods remaining on the swap agreements range in duration from 12 to 72 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party, however, we do not anticipate non-performance.

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

Changes in internal control over financial reporting

During the second quarter of 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2004, Radio One executed a final settlement agreement with the plaintiffs. On February 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order, and directed that Notice of the settlement be published and mailed to class members beginning November 2005. In February 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the Court held a Settlement Fairness Hearing to determine whether to grant final approval of the settlement. A decision is expected by the end of the third quarter of 2006.

Radio One is involved from time to time in various routine legal and administrative proceedings and threatened legal and administrative proceedings incidental to the ordinary course of our business. Radio One believes the resolution of such matters will not have a material adverse effect on its business, financial condition, results of operations or liquidity.

Item 1A.	Risk Factors

There have been no material changes to our risk factors as set forth in our most recently filed Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 24, 2006, the Company held its Annual Meeting of its holders of common stock pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated April 28, 2006, a copy of which has been previously filed with the Securities and Exchange Commission. Stockholders were asked to vote upon the following proposals:

1) The election of Terry L. Jones and Brian W. McNeill as Class A directors to serve until the 2007 annual meeting of stockholders or until their successors are duly elected and qualified.

2) The election of Catherine L. Hughes, Alfred C. Liggins, III, D. Geoffrey Armstrong, L. Ross Love and Ronald E. Blaylock as directors to serve until the 2007 annual meeting of stockholders or until their successors are duly elected and qualified.

3) The ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm for the Company for the year ending December 31, 2006.

		Number of Votes
		Class A	Class B

Proposal 1
Jones	For	7,003,669
	Withhold Authority	505,734
McNeill	For	6,308,958
	Withhold Authority	1,200,445
Proposal 2
Hughes	For	5,705,466	28,618,430
	Withhold Authority	1,803,937
Liggins	For	5,962,525	28,618,430
	Withhold Authority	1,546,878
Armstrong	For	7,006,871	28,618,430
	Withhold Authority	502,532
Love	For	6,360,529	28,618,430
	Withhold Authority	1,148,874
Blaylock	For	7,006,978	28,618,430
	Withhold Authority	502,425
Proposal 3
	For	7,294,760	28,618,430
	Against	202,544
	Abstain	12,097

Item 5.	Other Information

None.

Item 6.	Exhibits

3.1		Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000 (File No. 000-25969)).
3	.1.1	Certificate of Amendment (dated as of September 21, 2000) of the Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000 (File No. 000-25969)).
3.2		Amended and Restated By-laws of Radio One, Inc., amended as of June 5, 2001 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q filed August 14, 2001 (File No. 000-25969)).
4.1		Sixth Supplemental Indenture, dated as of February 15, 2006, to Indenture (dated as of May 3, 2001), among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York as Trustee.
4.2		First Supplemental Indenture, dated as of February 15, 2006, to Indenture (dated as of February 10, 2005) among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York as Trustee.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/  SCOTT R. ROYSTER
Scott R. Royster
Executive Vice President and Chief Financial
Officer (Principal Financial Officer)

August 8, 2006