Form 10-Q
period 2006-09-30
RADIO ONE INC
filed 2006-11-08
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2006

Class A Common Stock, $.001 Par Value	6,362,460
Class B Common Stock, $.001 Par Value	2,867,463
Class C Common Stock, $.001 Par Value	3,132,458
Class D Common Stock, $.001 Par Value	86,348,252

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
	(In thousands, except share data)

NET BROADCAST REVENUE	$99,058	$100,749	$277,853	$278,106

OPERATING EXPENSES:
Programming and technical	20,430	16,952	59,874	50,050
Selling, general and administrative	30,079	36,457	87,157	87,908
Corporate selling, general and administrative	7,345	6,155	20,989	17,479
Stock-based compensation(1)	1,542	—	4,626	—
Depreciation and amortization	3,741	3,063	11,770	9,472

Total operating expenses	63,137	62,627	184,416	164,909

Operating income	35,921	38,122	93,437	113,197
INTEREST INCOME	493	162	1,034	906
INTEREST EXPENSE	18,733	16,431	54,079	46,100
EQUITY IN LOSS OF AFFILIATED COMPANY	635	442	1,569	1,205
OTHER (EXPENSE) INCOME, net	(4)	—	(269)	123

Income before provision for income taxes, minority interest in income of subsidiaries and discontinued operations	17,042	21,411	38,554	66,921
PROVISION FOR INCOME TAXES	8,056	8,808	17,766	23,955
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	882	1,089	1,920	1,714

Net income from continuing operations	8,104	11,514	18,868	41,252
LOSS FROM DISCONTINUED OPERATIONS, net of tax	70	48	137	254

Net income	8,034	11,466	18,731	40,998
PREFERRED STOCK DIVIDENDS	—	—	—	2,761

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$8,034	$11,466	$18,731	$38,237

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$0.08	$0.11	$0.19	$0.36

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	98,710,633	103,709,135	98,708,819	105,535,683

Diluted	98,710,633	103,902,536	98,712,378	105,711,453

(1) Composition of stock-based compensation:
Programming and technical	$204	$—	$635	$—
Selling, general and administrative	747	—	2,219	—
Corporate selling, general and administrative	591	—	1,772	—

Total stock-based compensation	$1,542	$—	$4,626	$—

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2006	2005
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$16,923	$19,081
Trade accounts receivable, net of allowance for doubtful accounts of $3,910 and $3,190, respectively	68,812	62,723
Prepaid expenses and other current assets	5,301	5,220
Income tax receivable	1,280	3,935
Deferred income tax asset	2,150	1,906
Current assets from discontinued operations	456	705

Total current assets	94,922	93,570
PROPERTY AND EQUIPMENT, net	51,996	48,317
GOODWILL	165,260	162,588
RADIO BROADCASTING LICENSES	1,826,127	1,788,643
OTHER INTANGIBLE ASSETS, net	50,735	53,644
INVESTMENT IN AFFILIATED COMPANY	46,407	37,362
OTHER ASSETS	7,117	6,527
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	11,120	10,729

Total assets	$2,253,684	$2,201,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,083	$3,113
Accrued interest	9,523	19,308
Accrued compensation and related benefits	19,558	20,755
Income taxes payable	3,447	3,805
Other current liabilities	13,018	8,615
Current portion of long-term debt	3,750	8
Current liabilities from discontinued operations	131	237

Total current liabilities	54,510	55,841
LONG-TERM DEBT, net of current portion	969,750	952,512
OTHER LONG-TERM LIABILITIES	6,659	6,316
DEFERRED INCOME TAX LIABILITY	174,828	161,923
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	1,391	1,391

Total liabilities	1,207,138	1,177,983

MINORITY INTEREST IN SUBSIDIARIES	1,836	2,856
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at September 30, 2006 and December 31, 2005	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 6,533,168 and 11,943,604 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	7	12
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,867,463 shares issued and outstanding	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,132,458 shares issued and outstanding	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 86,177,544 and 80,760,209 shares issued and outstanding as of September 30, 2006 and December 31, 2005, respectively	86	81
Accumulated other comprehensive income	1,045	958
Stock subscriptions receivable	(1,622)	(1,566)
Additional paid-in capital	1,031,836	1,026,429
Retained earnings (accumulated deficit)	13,352	(5,379)

Total stockholders’ equity	1,044,710	1,020,541

Total liabilities and stockholders’ equity	$2,253,684	$2,201,380

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 (UNAUDITED)

							Accumulated			Retained
	Convertible	Common	Common	Common	Common		Other	Stock	Additional	Earnings	Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Comprehensive	Subscriptions	Paid-In	(Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income	Income	Receivable	Capital	Deficit)	Equity
	(In thousands, except share data)

BALANCE, as of December 31, 2005	$—	$12	$3	$3	$81		$958	$(1,566)	$1,026,429	$(5,379)	$1,020,541
Comprehensive income:
Net income	—	—	—	—	—	$18,731	—	—	—	18,731	18,731
Change in unrealized income on derivative and hedging activities, net of taxes	—	—	—	—	—	87	87	—	—	—	87

Comprehensive income						$18,818

Adjustment of basis for investment in affiliated company	—	—	—	—	—		—	—	792	—	792
Vesting of non-employee restricted stock	—	—	—	—	—		—	—	(63)	—	(63)
Stock-based compensation expense	—	—	—	—	—		—	—	4,626	—	4,626
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(56)	—	—	(56)
Conversion of 5,410,436 shares of Class A common stock into 5,410,436 shares of Class D common stock	—	(5)	—	—	5		—	—	—	—	—
Employee exercise of options for 6,899 shares	—	—	—	—	—		—	—	52	—	52

BALANCE, as of September 30, 2006	$—	$7	$3	$3	$86		$1,045	$(1,622)	$1,031,836	$13,352	$1,044,710

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2006	2005
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,731	$40,998
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,770	9,731
Amortization of debt financing costs	1,580	3,660
Amortization of production content	2,518	—
Deferred income taxes	13,918	22,676
Write-down of investment	270	—
Equity in loss of affiliated company	1,569	1,205
Minority interest in income of subsidiaries	1,920	1,714
Stock-based and other non-cash compensation	5,404	1,452
Contract termination fee	—	5,271
Amortization of contract inducement and termination fee	(1,626)	(109)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(6,089)	(6,591)
Prepaid expenses and other assets	(1,009)	(480)
Income tax receivable	2,655	—
Accounts payable	1,970	(4,402)
Accrued interest	(9,785)	(4,925)
Accrued compensation and related benefits	(2,038)	(480)
Income taxes payable	(358)	563
Other liabilities	3,248	(2,616)
Net cash used in operating activities from discontinued operations	(248)	(366)

Net cash flows from operating activities	44,400	67,301

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(10,214)	(11,554)
Equity investments	(9,743)	(125)
Acquisitions of station and broadcasting assets, net of cash acquired	(43,954)	(21,320)
Purchase of other intangible assets	(683)	(874)
Sale of short term investments	—	10,000
Net cash used in investing activities from discontinued operations	—	(1,144)

Net cash flows used in investing activities	(64,594)	(25,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	33,000	587,500
Repayment of credit facility	(12,000)	—
Repayment of debt	(20)	(455,006)
Proceeds from exercise of stock options	52	963
Change in interest due on stock subscriptions receivable	(56)	(464)
Payment to minority interest shareholders	(2,940)	—
Payment of preferred stock dividends	—	(6,966)
Proceeds from debt issuances, net of offering costs	—	195,177
Redemption of convertible preferred stock	—	(309,820)
Proceeds from stock subscriptions due	—	5,962
Payment of bank financing costs	—	(4,172)
Repurchase of common stock	—	(41,222)

Net cash flows from (used in) financing activities	18,036	(28,048)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,158)	14,236
CASH AND CASH EQUIVALENTS, beginning of period	19,081	10,391

CASH AND CASH EQUIVALENTS, end of period	$16,923	$24,627

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$63,103	$51,025

Income taxes	$4,821	$1,129

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Interim Financial Statements

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

Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

(b)	Financial Instruments

Financial instruments as of September 30, 2006 and December 31, 2005 consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, long-term debt and subscriptions receivable. The carrying amounts approximated fair value for each of these financial instruments as of September 30, 2006 and December 31, 2005, except for the Company’s outstanding senior subordinated notes. The 8 7/8% senior subordinated notes had a fair value of approximately $307.5 million and $316.9 million as of September 30, 2006 and December 31, 2005, respectively. The 6 3/8% senior subordinated notes had a fair value of approximately $183.5 million and $194.5 million as of September 30, 2006 and December 31, 2005, respectively. The fair value was determined based on the fair market value of similar instruments.

(c)	Revenue Recognition

The Company recognizes revenue for broadcast advertising when the commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $12.0 million and $13.1 million during the three months ended September 30, 2006 and 2005, respectively. Agency and outside sales representative commissions were approximately $33.6 million and $36.0 million during the nine months ended September 30, 2006 and 2005, respectively.

(d)	Barter Transactions

The Company provides broadcast advertising time in exchange for programming content and certain services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenues and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended September 30, 2006 and 2005, barter transactions reflected in net broadcast revenue, programming and technical expenses and selling, general and administrative expenses were approximately $1.2 million and $0, $1.1 million and $0 and $76,000 and $0, respectively. Net broadcast revenue, programming and technical expenses and selling,

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

general and administrative expenses related to barter transactions for the nine months ended September 30, 2006 and 2005 were approximately $1.4 million and $0, $1.2 million and $0 and $151,000 and $0, respectively.

(e)	Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with our valuation methodologies previously used for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Such fair value is recognized as an expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). Estimating the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. We consider many factors when estimating expected forfeitures, including the types of awards, employee classification and historical experience. Actual forfeitures may differ substantially from our current estimates. See Note 9 — Stockholders’ Equity.

Prior to the adoption of SFAS No. 123(R), tax deduction benefits relating to stock-based compensation were presented in the Company’s consolidated statements of cash flows as operating cash flows, along with other tax cash flows, in accordance with the provisions of Emerging Issues Task Force (“EITF”) No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123(R) supersedes EITF No. 00-15, amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the Company’s consolidated statements of cash flows as financing cash flows instead of operating cash flows. The Company is currently in a net operating loss tax position; hence tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were not recognized in financing cash flows during the nine months ended September 30, 2006.

(f)	Comprehensive Income

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

The following table sets forth the components of comprehensive income:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Net income	$8,034	$11,466	$18,731	$40,998
Other comprehensive (loss) income (net of tax benefit of $721, tax provision of $260, tax provision of $214 and tax provision of $732, respectively):
Derivative and hedging activities	(913)	1,108	87	671

Comprehensive income	$7,121	$12,574	$18,818	$41,669

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(g)	Net Income Applicable to Common Stockholders

Net income applicable to common stockholders for the nine months ended September 30, 2005 is net income less dividends on the Company’s preferred stock of approximately $2.8 million.

(h)	Impact of Recently Issued Accounting Pronouncements

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

2.	ACQUISITIONS:

In September 2006, the Company completed the acquisition of the assets of WIFE-FM, a radio station located in the Cincinnati metropolitan area, for approximately $18.2 million in cash. In February 2006, the Company made a deposit of $2.0 million related to the acquisition and applied the deposit to the approximately $18.2 million acquisition cost. In connection with the transaction, the Company also acquired the intellectual property of radio station WMOJ-FM, also in the Cincinnati market, for approximately $5.0 million in cash and changed WIFE-FM’s call sign to WMOJ-FM. The station has been consolidated with the Company’s existing Cincinnati operations. The Company’s preliminary purchase price allocation consisted of $400,000 to transmitters and towers and approximately $5.0 million to definite-lived intangibles (intellectual property) and $17.7 million to radio broadcasting licenses on the Company’s consolidated balance sheet as of September 30, 2006.

In May 2006, the Company acquired the assets of WHHL-FM (formerly WRDA-FM), a radio station located in the St. Louis metropolitan area, for approximately $20.0 million in cash. The Company began operating the station under a local marketing agreement (“LMA”) in October 2005, and the financial results since inception of the LMA have been included in the Company’s financial statements. The station has been consolidated with the Company’s existing St. Louis operations. The Company’s preliminary purchase price allocation consisted of $364,000 to definite-lived intangibles (a favorable transmitter lease), $179,000 to goodwill, $228,000 to transmitters and towers, and approximately $19.3 million to radio broadcasting licenses on the Company’s consolidated balance sheet as of September 30, 2006.

In February 2005, the Company acquired 51% of the common stock of Reach Media, Inc. (“Reach Media”) for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D common stock valued at approximately $25.4 million. The final purchase price allocation was completed during the quarter ended March 31, 2006. The allocation consisted of approximately $36.5 million to definite-lived intangibles ($19.5 million to a talent agreement, $9.2 million to intellectual property and $7.8 million to affiliate agreements), $13.7 million to deferred tax liability, $32.5 million to goodwill and $1.3 million to other net assets.

3.	DISCONTINUED OPERATIONS:

In August 2006, the Company entered into an agreement to sell radio station WILD-FM in the Boston metropolitan area to Entercom Boston, LLC (“Entercom”) for approximately $30.0 million in cash. Entercom

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

began operating the station under an LMA effective August 18, 2006. The assets and liabilities of WILD-FM have been classified as held for sale and reflected as discontinued operations as of September 30, 2006 and December 31, 2005 and its results of operations for the three and nine month periods ended September 30, 2006 and 2005 have been reflected as discontinued operations in the accompanying consolidated financial statements.

The following table summarizes certain operating results for WILD-FM for all periods presented:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Net broadcast revenue	$369	$643	$1,491	$1,820
Station operating expenses, excluding stock-based compensation	395	706	1,441	1,931
Depreciation	90	51	275	259
Loss before income taxes	116	114	225	370
Benefit for income taxes	46	66	88	116

The assets and liabilities of WILD-FM are classified as discontinued operations in the accompanying consolidated balance sheets as follows:

	September 30,	December 31,
	2006	2005
	(In thousands)

Current Assets:
Trade accounts receivable, net of allowance	$183	$374
Prepaid expenses and other current assets	259	317
Deferred income tax assets	14	14

Total current assets	456	705
Property and equipment, net	1,939	2,124
Goodwill and radio broadcasting licenses	9,181	8,605

Total assets	$11,576	$11,434

Current Liabilities:
Other current liabilities	$131	$237

Total current liabilities	131	237
Deferred income tax liability	1,391	1,391

Total liabilities	$1,522	$1,628

4.	GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

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

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the changes in the carrying amount of goodwill:

2006
(In thousands)

Balance as of January 1	$162,588
Acquisitions (see Note 2)	179
Purchase price allocation adjustment (see Note 2)	2,493

Balance as of September 30	$165,260

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	September 30,	December 31,	Period of
	2006	2005	Amortization
	(In thousands)

Trade names	$26,352	$26,333	2-5 Years
Talent agreements	19,549	24,788	10 Years
Debt financing costs	17,771	17,224	Term of debt
Intellectual property	14,157	9,692	10 Years
Affiliate agreements	7,769	5,959	1-10 Years
Favorable transmitter leases and other intangibles	5,671	5,272	6-60 Years

	91,269	89,268
Less: Accumulated amortization	(40,534)	(35,624)

Other intangible assets, net	$50,735	$53,644

Amortization expense of intangible assets for the nine months ended September 30, 2006 and for the year ended December 31, 2005 was approximately $3.3 million and $5.3 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding years for intangible assets, excluding deferred financing costs.

(In thousands)

2006	$4,863
2007	4,708
2008	4,197
2009	4,096
2010	4,016

Actual amortization expense may vary as a result of future acquisitions and dispositions.

5.	INVESTMENT IN AFFILIATED COMPANY:

In July 2003, the Company entered into a joint venture agreement with an affiliate of Comcast Corporation and other investors to create TV One, LLC (“TV One”), an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. The Company has committed to make a cumulative cash investment of approximately $74.0 million in TV One over approximately four years, of which the Company has funded approximately $45.7 million as of September 30, 2006. As of September 30, 2006, the Company owned approximately 36% of TV One on a fully-converted basis.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has recorded its investment in TV One at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the three and nine months ended September 30, 2006, the Company’s allocable share of TV One’s losses was $635,000 and approximately $1.6 million, respectively. Under the hypothetical liquidation at book value approach, the increase in the Company’s claim on the change in net assets of TV One resulting from TV One’s buyback of equity from certain TV One investors, resulted in a decrease of $178,000 and an increase of $792,000 in additional paid-in capital of the Company for the three and nine months ended September 30, 2006, respectively, in accordance with SAB No. 51, “Accounting for Sales of Stock by a Subsidiary.”

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

The Company is accounting for the services provided to TV One under the advertising and network services agreements in accordance with EITF, Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.” As services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, this has been determined to be the value of underlying advertising time that is being provided to TV One. For the network services agreement, this has been determined to be the value of the equity received in TV One. As a result, the Company is re-measuring the fair value of the equity received in consideration of its obligations under the network services agreement in each subsequent reporting period as the services are provided. The Company recognized $582,000 and $399,000 of revenue relating to these two agreements for the three months ended September 30, 2006 and 2005, respectively. The Company recognized approximately $1.4 million and $1.7 million of revenue relating to these two agreements for the nine months ended September 30, 2006 and 2005, respectively.

6.	DERIVATIVE INSTRUMENTS:

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

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company estimates the net fair value of these instruments as of September 30, 2006 to be a receivable of approximately $1.9 million. The fair value of the interest swap agreements is estimated by obtaining quotations from the financial institutions that are parties to the Company’s swap agreements. The fair value is an estimate of the net amount that the Company would receive on September 30, 2006, if the agreements were transferred to other parties or cancelled by the Company.

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

7.	LONG-TERM DEBT:

Long-term debt consists of the following:

	September 30,	December 31,
	2006	2005
	(In thousands)

8 7/8% senior subordinated notes	$300,000	$300,000
6 3/8% senior subordinated notes	200,000	200,000
Credit facilities	473,500	452,500
Capital lease obligations	—	20

Total long-term debt	973,500	952,520
Less: current portion	3,750	8

Long term debt, net of current portion	$969,750	$952,512

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

The Company’s borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries.

Future minimum principal payments of long-term debt as of September 30, 2006 are as follows:

	Senior
	Subordinated	Credit
	Notes	Facilities
	(In thousands)

October — December, 2006	$—	$—
2007	—	7,500
2008	—	37,500
2009	—	67,500
2010	—	75,000
2011 and thereafter	500,000	286,000

Total long-term debt	$500,000	$473,500

8.	INCOME TAXES:

The effective tax rate for the nine month period ended September 30, 2006 was 46.1%. This rate is higher than the projected annual effective tax rate due to the tax impact of discrete items during the nine months ended September 30, 2006. These items include the current year benefit of the reversal of state tax reserves due to expired statutes, the State of Ohio’s phase-out of the corporation franchise tax and the phase-in of a commercial activity tax (discussed below). This was offset by unfavorable tax law changes in Kentucky and Texas (discussed below) and the increase of the valuation allowance for charitable contribution carryforwards. As of September 30, 2006, the Company’s annual effective tax rate, exclusive of discrete items, is projected at 44.2%, which reflects the permanent differences between income for book versus tax purposes and the impact of the adoption of SFAS No. 123(R).

As previously noted, the Company adopted SFAS No. 123(R) as of January 1, 2006 and incorporated the tax impact into its effective tax rate above. This has increased the expected effective tax rate for 2006 due to the unfavorable tax treatment of the Company’s book compensation expense for incentive stock options.

In June 2005, the State of Ohio enacted a law that will phase-out the corporation franchise tax and phase-in a commercial activity tax over a five-year period. The new commercial activity tax is based on gross receipts, and is not considered an income tax for SFAS No. 109, “Accounting for Income Taxes” purposes. In 2005, based on the enacted law, the Company determined that the likelihood of a reversal of the deferred tax liabilities related to

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets within the five-year period of the phase-out was unlikely. In 2006, the remaining Ohio deferred tax balances have been adjusted to reflect the impact of the 2006 phase-in of the new tax law. The new tax law resulted in a tax benefit of $133,000 for the nine month period ended September 30, 2006. Further, the Company expects a benefit to its effective tax rate related to the current year tax amortization of the Ohio intangibles since no deferred tax liabilities will be created related to this amortization. It is expected that no additional deferred tax liability will result from the amortization of these intangibles during the remaining portion of the five-year phase-out period.

In May 2006, the State of Texas enacted a law that will change the current tax structure to a margin tax effective for tax years beginning January 1, 2007. This tax is calculated by deducting certain expenses from gross receipts to determine taxable income and is considered an income tax for SFAS No. 109 purposes. During the quarter ended June 30, 2006, the Company recorded a deferred tax liability for its difference between book and tax basis in its intangible assets as a result of the change in the law. The Company did not previously establish any deferred tax liabilities for Texas tax law purposes because, historically, the Company paid a franchise tax to Texas.

9.	STOCKHOLDERS’ EQUITY:

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

The Company did not repurchase any of its common stock during the nine months ended September 30, 2006.

Stock Option and Restricted Stock Grant Plan

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective transition method and therefore has not restated prior periods’ results. Under this transition method, stock-based compensation expense during the three and nine months ended September 30, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, and was based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognized these compensation costs net of a forfeiture rate of 7.5% and recognized the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. In general, the Company’s stock options vest ratably over a four-year period. The Company estimated the forfeiture rate for the three and nine months ended September 30, 2006 based on its historical experience during the preceding three years.

As a result of adopting SFAS No. 123(R), the impact to the Company’s consolidated financial statements for the three and nine months ended September 30, 2006 for net income was approximately $1.5 million and $4.6 million, respectively, lower than if it had continued to account for stock-based compensation under APB No. 25. The impact on both basic and diluted income per share for the three and nine months ended September 30, 2006 was $0.02 and $0.05 per share, respectively.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro forma table below reflects net income and basic and diluted net income per share for the three and nine months ended September 30, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123, as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
	(In thousands, except per
	share amounts)

Net income applicable to common stockholders, as reported	$11,466	$38,237
Add: Stock-based compensation included in reported net income, net of related tax effects	7	50
Less: Stock-based compensation expense determined under the fair-value-based method for all awards, net of related tax effects	(5,479)	(14,968)

Pro forma net income	$5,994	$23,319

Basic and diluted net income per share:
As reported	$0.11	$0.36
Pro forma	$0.06	$0.22

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

The Company granted 0 and 46,000 stock options during the three months ended September 30, 2006 and 2005, respectively. The per share weighted-average fair values of options granted during the three months ended September 30, 2005 was $6.96, on the date of grant. The Company granted 42,500 and 1,473,500 stock options during the nine months ended September 30, 2006 and 2005, respectively. The per share weighted-average fair values of options granted during the nine months ended September 30, 2006 and 2005 were $4.66 and $7.16,

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, on the date of grant. These fair values were derived using the Black-Scholes Option Pricing model with the following weighted-average assumptions.

	For the Three Months
	Ended September 30,		For the Nine Months Ended September 30,
	2006	2005	2006	2005

Average risk-free interest rate	—	4.13%	4.82%	4.13%
Expected dividend yield	—	0.00%	0.00%	0.00%
Expected lives	—	5 years	7.7 years	5 years
Expected volatility	—	61%	40%	61%

Transactions and other information relating to the stock options for the period ended September 30, 2006 are summarized below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
		(In years)

Balance as of December 31, 2005	7,121,000	$14.65
Granted	42,500	8.87
Exercised	(6,900)	7.94
Forfeited, Cancelled, Expired	(184,000)	15.78

Balance as of September 30, 2006	6,972,600	$14.59	6.98	—
Vested and expected to vest as of September 30, 2006	6,448,000	$14.59	6.98	—
Unvested as of September 30, 2006	1,737,000	$14.37	8.25	—
Exercisable as of September 30, 2006	5,235,000	$14.65	6.52	—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing price on the last day of trading during the three months ended September 30, 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on September 30, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $0 and $3,000 during the three months and nine months ended September 30, 2006, respectively. The number of options vested during the three and nine months ended September 30, 2006 was 9,584 and 348,790, respectively.

As of September 30, 2006, approximately $8.9 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of three years. The stock option weighted-average fair value per share was $7.89 at September 30, 2006.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions and other information relating to restricted stock grants for the period ended September 30, 2006 are summarized below:

		Weighted
	Number of	Average
	Restricted	Fair Value at
	Shares(1)	Grant Date

Balance as of December 31, 2005	71,000	$19.69
Granted	—	—
Exercised	(38,000)	19.67
Forfeited, Cancelled, Expired	—	—

Balance as of September 30, 2006	33,000	$19.71

Vested as of September 30, 2006	—	—
Unvested as of September 30, 2006	33,000	$19.71

(1)	The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. Additional shares were not issued and will not be issued upon exercise.

As of September 30, 2006, $30,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over a weighted-average period of two years.

10.	PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its board of directors. Effective January 1, 2006, the Company began matching employee contributions to the employee savings plan. Contributions paid for the three months ended September 30, 2006 were $188,000. Contributions paid for the nine months ended September 30, 2006 were $823,000.

11.	COMMITMENTS AND CONTINGENCIES:

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times through June 1, 2014. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

TV One Cable Network

Pursuant to a limited liability company agreement dated July 18, 2003, the Company and certain other investors formed TV One for the purpose of developing and distributing a new television programming service. The Company has committed to make a cumulative cash investment of approximately $74.0 million in TV One over approximately four years. As of September 30, 2006, the Company has already funded approximately $45.7 million under this agreement.

Royalty Agreements

The Company has entered into fixed fee and variable share agreements with music performance rights organizations that expire as late as 2009. During the three months ended September 30, 2006 and 2005, the

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company incurred expenses of approximately $3.2 million and $2.8 million, respectively, in connection with these agreements. During the nine months ended September 30, 2006 and 2005, the Company incurred expenses of approximately $9.5 million and $8.2 million, respectively, in connection with these agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions occurring in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position, results of operations or liquidity.

12.	CONTRACT TERMINATION:

In September 2005, the Company terminated its national sales representation agreements with Interep National Radio Sales, Inc. (“Interep”), and entered into new agreements with Katz Communications, Inc. (“Katz”), whereby Katz became the Company’s sole national sales representative. Interep had previously acted as a national sales representative for approximately half of the Company’s national advertising business, while Katz represented the remaining half. Katz paid the Company $3.4 million as an inducement to enter into the new agreements. Katz also agreed to pay Interep approximately $5.3 million to satisfy the Company’s termination obligations stemming from the previous sales representation agreements with Interep. Accordingly, the Company recorded the termination obligation of approximately $5.3 million as a one-time charge in selling, general and administrative expense for the year ended December 31, 2005. Both the $3.4 million inducement and the approximately $5.3 million termination amounts are being amortized over the four-year life of the new Katz agreements as a reduction to selling, general and administrative expense. As of September 30, 2006, approximately $4.2 million of the deferred termination obligation and inducement amount is reflected in other long-term liabilities on the accompanying Consolidated balance sheets, and approximately $2.2 million is reflected in other current liabilities.

13.	RELATED PARTY TRANSACTION:

In September 2006, the Company purchased a radio broadcasting tower and related facilities in the Detroit metropolitan area from American Signaling Corporation for $936,000 in cash. The tower serves as the transmitter site for station WDMK-FM. American Signaling Corporation is a wholly-owned subsidiary of Syndicated Communications Venture Partners II, L.P. Terry L. Jones, a general partner of Syndicated Communications Venture Partners II, L.P., is also a member of the Company’s board of directors. The terms of the transaction were approved by an independent committee of the Company’s board of directors. Prior to the purchase, the Company had leased space on the tower for the broadcast of WDMK-FM from American Signaling Corporation for $75,000 per year.

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company’s restricted subsidiaries (“Subsidiary Guarantors”) have fully and unconditionally guaranteed the Company’s 8 7/8% senior subordinated notes due 2011 and the 6 3/8% senior subordinated notes due 2013.

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of September 30, 2006 and 2005, and for the three and nine-month periods then ended. Also included is the consolidating balance sheet for the Company and the Subsidiary Guarantors as of December 31, 2005. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET BROADCAST REVENUE	$47,628	$51,430	$—	$99,058

OPERATING EXPENSES:
Programming and technical	8,174	12,256	—	20,430
Selling, general and administrative	15,459	14,620	—	30,079
Corporate selling, general and administrative	—	7,345	—	7,345
Stock-based compensation	643	899	—	1,542
Depreciation and amortization	1,583	2,158	—	3,741

Total operating expenses	25,859	37,278	—	63,137

Operating income	21,769	14,152	—	35,921
INTEREST INCOME	—	493	—	493
INTEREST EXPENSE	—	18,733	—	18,733
EQUITY IN LOSS OF AFFILIATED COMPANY	—	635	—	635
OTHER (EXPENSE) INCOME, net	2	(6)	—	(4)

Income (Loss) before provision for income taxes, minority interest in income of subsidiaries and discontinued operations	21,771	(4,729)	—	17,042
PROVISION FOR INCOME TAXES	—	8,056	—	8,056
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	882	—	882

Net income (loss) before equity in income of subsidiaries and discontinued operations	21,771	(13,667)	—	8,104
EQUITY IN INCOME OF SUBSIDIARIES	—	21,771	(21,771)	—

Net income from continuing operations	21,771	8,104	(21,771)	8,104
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	70	—	70

Net income	$21,771	$8,034	$(21,771)	$8,034

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET BROADCAST REVENUE	$48,611	$52,138	$—	$100,749

OPERATING EXPENSES:
Programming and technical	7,516	9,436	—	16,952
Selling, general and administrative	18,911	17,546	—	36,457
Corporate selling, general and administrative	—	6,155	—	6,155
Depreciation and amortization	1,960	1,103	—	3,063

Total operating expenses	28,387	34,240	—	62,627

Operating income	20,224	17,898	—	38,122
INTEREST INCOME	—	162	—	162
INTEREST EXPENSE	9	16,422	—	16,431
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	442	—	442

Income before provision for income taxes, minority interest in income of subsidiary and discontinued operations	20,215	1,196	—	21,411
PROVISION FOR INCOME TAXES	—	8,808	—	8,808
MINORITY INTEREST IN INCOME OF SUBSIDIARY	—	1,089	—	1,089

Net income (loss) before equity in income of subsidiaries and discontinued operations	20,215	(8,701)	—	11,514
EQUITY IN INCOME OF SUBSIDIARIES	—	20,215	(20,215)	—

Net income (loss) from continuing operations	20,215	11,514	(20,215)	11,514
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	48	—	48

Net income	$20,215	$11,466	$(20,215)	$11,466

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET BROADCAST REVENUE	$132,828	$145,025	$—	$277,853

OPERATING EXPENSES:
Programming and technical	24,127	35,747	—	59,874
Selling, general and administrative	45,272	41,885	—	87,157
Corporate selling, general and administrative	—	20,989	—	20,989
Stock-based compensation	1,929	2,697	—	4,626
Depreciation and amortization	5,301	6,469	—	11,770

Total operating expenses	76,629	107,787	—	184,416

Operating income	56,199	37,238	—	93,437
INTEREST INCOME	7	1,027	—	1,034
INTEREST EXPENSE	2	54,077	—	54,079
EQUITY IN LOSS OF AFFILIATED COMPANY	—	1,569	—	1,569
OTHER EXPENSE, net	3	266	—	269

Income (loss) before provision for income taxes, minority interest in income of subsidiaries and discontinued operations	56,201	(17,647)	—	38,554
PROVISION FOR INCOME TAXES	—	17,766	—	17,766
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	1,920	—	1,920

Net income (loss) before equity in income of subsidiaries and discontinued operations	56,201	(37,333)	—	18,868
EQUITY IN INCOME OF SUBSIDIARIES	—	56,201	(56,201)	—

Net income from continuing operations	56,201	18,868	(56,201)	18,868
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	137	—	137

Net income	$56,201	$18,731	$(56,201)	$18,731

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET BROADCAST REVENUE	$137,921	$140,185	$—	$278,106

OPERATING EXPENSES:
Programming and technical	22,236	27,814	—	50,050
Selling, general and administrative	47,596	40,312	—	87,908
Corporate selling, general and administrative	—	17,479	—	17,479
Depreciation and amortization	5,842	3,630	—	9,472

Total operating expenses	75,674	89,235	—	164,909

Operating income	62,247	50,950	—	113,197
INTEREST INCOME	—	906	—	906
INTEREST EXPENSE	10	46,090	—	46,100
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	1,205	—	1,205
OTHER INCOME, net	32	91	—	123

Income before provision for income taxes, minority interest in income of subsidiary and discontinued operations	62,269	4,652	—	66,921
PROVISION FOR INCOME TAXES	—	23,955	—	23,955
MINORITY INTEREST IN INCOME OF SUBSIDIARY	—	1,714	—	1,714

Net income (loss) before equity in income of subsidiaries and discontinued operations	62,269	(21,017)	—	41,252
EQUITY IN INCOME OF SUBSIDIARIES	—	62,269	(62,269)	—

Net income (loss) from continuing operations	62,269	41,252	(62,269)	41,252
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	254	—	254

Net income	$62,269	$40,998	$(62,269)	$40,998

PREFERRED STOCK DIVIDENDS		2,761		2,761

Net income applicable to common stockholders		$38,237		$38,237

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$796	$16,127	$—	$16,923
Trade accounts receivable, net of allowance for doubtful accounts	33,597	35,215	—	68,812
Prepaid expenses and other current assets	1,138	4,163	—	5,301
Income tax receivable	—	1,280	—	1,280
Deferred income tax asset	2,281	(131)	—	2,150
Current assets from discontinued operations	—	456	—	456

Total current assets	37,812	57,110	—	94,922
PROPERTY AND EQUIPMENT, net	30,458	21,538	—	51,996
INTANGIBLE ASSETS, net	1,970,088	72,034	—	2,042,122
INVESTMENT IN SUBSIDIARIES	—	2,004,031	(2,004,031)	—
INVESTMENT IN AFFILIATED COMPANY	—	46,407	—	46,407
OTHER ASSETS	399	6,718	—	7,117
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	9,181	1,939	—	11,120

Total assets	$2,047,938	$2,209,777	$(2,004,031)	$2,253,684

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$405	$4,678	$—	$5,083
Accrued interest	—	9,523	—	9,523
Accrued compensation and related benefits	3,179	16,379	—	19,558
Income taxes payable	(1)	3,448	—	3,447
Other current liabilities	3,233	9,785	—	13,018
Current portion of long-term debt	—	3,750	—	3,750
Current liabilities from discontinued operations	—	131	—	131

Total current liabilities	6,816	47,694	—	54,510
LONG-TERM DEBT, net of current portion	—	969,750	—	969,750
OTHER LONG-TERM LIABILITIES	205	6,454	—	6,659
DEFERRED INCOME TAX LIABILITY	36,886	137,942	—	174,828
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	—	1,391	—	1,391

Total liabilities	43,907	1,163,231	—	1,207,138

MINORITY INTEREST IN SUBSIDIARIES	—	1,836	—	1,836
STOCKHOLDERS’ EQUITY:
Common stock	—	99	—	99
Accumulated other comprehensive income	—	1,045	—	1,045
Stock subscriptions receivable	—	(1,622)	—	(1,622)
Additional paid-in capital	1,189,153	1,031,836	(1,189,153)	1,031,836
Retained earnings	814,878	13,352	(814,878)	13,352

Total stockholders’ equity	2,004,031	1,044,710	(2,004,031)	1,044,710

Total liabilities and stockholders’ equity	$2,047,938	$2,209,777	$(2,004,031)	$2,253,684

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2005

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$794	$18,287	$—	$19,081
Trade accounts receivable, net of allowance for doubtful accounts	29,588	33,135	—	62,723
Prepaid expenses and other current assets	1,302	3,918	—	5,220
Income tax receivable	—	3,935	—	3,935
Deferred income tax asset	2,282	(376)	—	1,906
Current assets from discontinued operations	—	705	—	705

Total current assets	33,966	59,604	—	93,570
PROPERTY AND EQUIPMENT, net	30,319	17,998	—	48,317
INTANGIBLE ASSETS, net	1,927,342	77,533	—	2,004,875
INVESTMENT IN SUBSIDIARIES	—	1,957,726	(1,957,726)	—
INVESTMENT IN AFFILIATED COMPANY	—	37,362	—	37,362
OTHER ASSETS	673	5,854	—	6,527
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	8,604	2,125	—	10,729

Total assets	$2,000,904	$2,158,202	$(1,957,726)	$2,201,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$899	$2,214	$—	$3,113
Accrued interest	—	19,308	—	19,308
Accrued compensation and related benefits	3,294	17,461	—	20,755
Income taxes payable	—	3,805	—	3,805
Other current liabilities	2,079	6,536	—	8,615
Current portion of long-term debt	8	—	—	8
Current liabilities from discontinued operations	—	237	—	237

Total current liabilities	6,280	49,561	—	55,841
LONG-TERM DEBT, net of current portion	12	952,500	—	952,512
OTHER LONG-TERM LIABILITIES	—	6,316	—	6,316
DEFERRED INCOME TAX LIABILITY	36,886	125,037	—	161,923
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	—	1,391	—	1,391

Total liabilities	43,178	1,134,805	—	1,177,983

MINORITY INTEREST IN SUBSIDIARY	—	2,856	—	2,856
STOCKHOLDERS’ EQUITY:
Common stock	—	99	—	99
Accumulated other comprehensive income	—	958	—	958
Stock subscriptions receivable	—	(1,566)	—	(1,566)
Additional paid-in capital	1,199,056	1,026,429	(1,199,056)	1,026,429
Retained earnings (accumulated deficit)	758,670	(5,379)	(758,670)	(5,379)

Total stockholders’ equity	1,957,726	1,020,541	(1,957,726)	1,020,541

Total liabilities and stockholders’ equity	$2,000,904	$2,158,202	$(1,957,726)	$2,201,380

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$56,201	$18,731	$(56,201)	$18,731
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,301	6,469	—	11,770
Amortization of debt financing costs	—	1,580	—	1,580
Amortization of production content	—	2,518	—	2,518
Deferred income taxes	—	13,918	—	13,918
Write-down of investment	—	270	—	270
Equity in net loss of affiliated company	—	1,569	—	1,569
Minority interest in income of subsidiaries	—	1,920	—	1,920
Stock-based compensation and other non-cash compensation	1,935	3,469	—	5,404
Amortization of contract inducement and termination fee	(777)	(849)	—	(1,626)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(4,009)	(2,080)	—	(6,089)
Prepaid expenses and other current assets	438	(1,447)	—	(1,009)
Income tax receivable	—	2,655	—	2,655
Due (to) from corporate	(12,031)	12,031	—	—
Accounts payable	(494)	2,464	—	1,970
Accrued interest	—	(9,785)	—	(9,785)
Accrued compensation and related benefits	(115)	(1,923)	—	(2,038)
Income taxes payable	—	(358)	—	(358)
Other liabilities	1,359	1,889	—	3,248
Net cash provide used in operating activities from discontinued operations	—	(248)	—	(248)

Net cash flows from operating activities	47,808	52,793	(56,201)	44,400

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	(3,857)	(6,357)	—	(10,214)
Equity investments	—	(9,743)	—	(9,743)
Acquisitions of station and broadcasting assets	(43,727)	(227)	—	(43,954)
Investment in subsidiaries	—	(56,201)	56,201	—
Purchase of other intangible assets	(202	(481)	—	(683)

Net cash flows used in investing activities	(47,786)	(73,009)	56,201	(64,594)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	—	33,000	—	33,000
Repayment of credit facility	—	(12,000)	—	(12,000)
Repayment of debt	(20)	—	—	(20)
Proceeds from exercise of stock options	—	52	—	52
Change in interest due on stock subscriptions receivable	—	(56)	—	(56)
Payment to minority interest shareholders	—	(2,940)	—	(2,940)

Net cash flows (used in) from financing activities	(20)	18,056	—	18,036

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2	(2,160)	—	(2,158)
CASH AND CASH EQUIVALENTS, beginning of period	794	18,287	—	19,081

CASH AND CASH EQUIVALENTS, end of period	$796	$16,127	$—	$16,923

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$62,269	$40,998	$(62,269)	$40,998
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	5,842	3,889	—	9,731
Amortization of debt financing costs	—	3,660	—	3,660
Deferred income taxes	13,151	9,525	—	22,676
Minority interest in income of subsidiary	—	1,714	—	1,714
Equity in net losses of affiliated company	—	1,205	—	1,205
Non-cash compensation	8	1,444	—	1,452
Contract termination fee	2,598	2,673	—	5,271
Amortization of contract inducement and termination fee	(54)	(55)	—	(109)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	4,885	(11,476)	—	(6,591)
Due to corporate/from subsidiaries	(81,663)	81,663	—	—
Prepaid expenses and other current assets	141	(621)	—	(480)
Accounts payable	525	(4,927)	—	(4,402)
Accrued expenses and other liabilities	108	(7,566)	—	(7,458)
Net cash used in operating activities from discontinued operations	—	(366)	—	(366)

Net cash flows from operating activities	7,810	121,760	(62,269)	67,301

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,551)	(4,003)	—	(11,554)
Equity investments	—	(125)	—	(125)
Acquisition of 51% of common stock in Reach Media, Inc., net of cash acquired	—	(21,320)	—	(21,320)
Sale of short-term investments	—	10,000	—	10,000
Investment in subsidiaries	—	(62,269)	62,269	—
Purchase of other intangible assets	—	(874)	—	(874)
Net cash used in investing activities from discontinued operations	—	(1,144)	—	(1,144)

Net cash flows used in investing activities	(7,551)	(79,735)	62,269	(25,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(455,006)	—	(455,005)
Proceeds from credit facility	—	587,500	—	587,500
Proceeds from debt issuances, net of offering costs	—	195,177	—	195,177
Redemption of convertible preferred stock	—	(309,820)	—	(309,820)
Proceeds from stock subscriptions due	—	5,962	—	5,962
Payment of bank financing costs	—	(4,172)	—	(4,172)
Payment of preferred stock dividends	—	(6,966)	—	(6,966)
Proceeds from exercise of stock options	—	963	—	963
Repurchase of common stock	—	(41,222)	—	(41,222)
Change in interest due on stock subscription receivable	—	(464)	—	(464)

Net cash flows used in financing activities	—	(28,048)	—	(28,048)

INCREASE IN CASH AND CASH EQUIVALENTS	259	13,977	—	14,236
CASH AND CASH EQUIVALENTS, beginning of period	192	10,199	—	10,391

CASH AND CASH EQUIVALENTS, end of period	$451	$24,176	$—	$24,627

The accompanying notes are an integral part of this consolidating financial statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the three months ended September 30, 2006, approximately 63% of our net revenue was generated from local advertising and approximately 36% was generated from national spot advertising, including network advertising. In comparison, during the three months ended September 30, 2005, approximately 66% of our net revenue was generated from local advertising and approximately 31% was generated from national spot advertising, including network advertising. During the nine months ended September 30, 2006, approximately 62% of our net revenue was generated from local advertising and approximately 36% was generated from national spot advertising, including network advertising. In comparison, during the nine months ended September 30, 2005, approximately 67% of our net revenue was generated from local advertising and approximately 31% was generated from national spot advertising, including network advertising. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

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

(b) Station operating income:  Net income before depreciation and amortization, income taxes, interest income, interest expense, equity in loss of affiliated company, minority interest in income of subsidiaries, other income/expense, corporate expenses and non-cash and stock-based compensation expenses and loss from discontinued operations, net of tax is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets because station operating income provides helpful information about our results of operations, apart from expenses associated with our physical plant, income taxes provision, investments, debt financings, overhead and non-cash compensation. Station operating income is frequently used as one of the bases for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands, except margin data)

Net broadcast revenue	$99,058	$100,749	$277,853	$278,106
Station operating income	48,539	47,399	130,759	140,262
Station operating income margin	49.0%	47.0%	47.1%	50.4%
EBITDA	$38,141	$39,654	$101,449	$119,873
Net income	8,034	11,466	18,731	40,998

The reconciliation of net income to station operating income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Net income as reported	$8,034	$11,466	$18,731	$40,998
Add back non-station operating income items included in net income:
Interest income	(493)	(162)	(1,034)	(906)
Interest expense	18,733	16,431	54,079	46,100
Provision for income taxes	8,056	8,808	17,766	23,955
Corporate selling, general and administrative, excluding non-cash compensation	7,010	5,673	19,979	16,140
Non-cash compensation	325	541	947	1,453
Stock-based compensation	1,542	—	4,626	—
Equity in loss of affiliated company	635	442	1,569	1,205
Other expense (income), net	4	—	269	(123)
Depreciation and amortization	3,741	3,063	11,770	9,472
Minority interest in income of subsidiaries	882	1,089	1,920	1,714
Loss from discontinued operations, net of tax	70	48	137	254

Station operating income	$48,539	$47,399	$130,759	$140,262

The reconciliation of net income to EBITDA is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(In thousands)		(In thousands)

Net income as reported	$8,034	$11,466	$18,731	$40,998
Add back non-EBITDA items included in net income:
Interest income	(493)	(162)	(1,034)	(906)
Interest expense	18,733	16,431	54,079	46,100
Provision for income taxes	8,056	8,808	17,766	23,955
Depreciation and amortization	3,741	3,063	11,770	9,472
Loss from discontinued operations, net of tax	70	48	137	254

EBITDA	$38,141	$39,654	$101,449	$119,873

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 (In thousands)

	Three Months Ended
	September 30,
	2006	2005	Increase/(Decrease)

Statements of Income:
Net broadcast revenue	$99,058	$100,749	$(1,691)	(1.7)%
Operating expenses:
Programming and technical, excluding non-cash compensation	20,440	16,900	3,540	21.0
Selling, general and administrative, excluding non-cash compensation	30,079	36,450	(6,371)	(17.5)
Corporate selling, general and administrative, excluding non-cash compensation	7,010	5,673	1,337	23.6
Non-cash compensation	325	541	(216)	(40.0)
Stock-based compensation	1,542	—	1,542	—
Depreciation and amortization	3,741	3,063	678	22.1

Total operating expenses	63,137	62,627	510	0.8

Operating income	35,921	38,122	(2,201)	(5.8)
Interest income	493	162	331	202.5
Interest expense	18,733	16,431	2,302	14.0
Equity in loss of affiliated company	635	442	193	43.7
Other expense, net	4	—	4	—

Income before provision for income taxes, minority interest in income of subsidiaries and discontinued operations	17,042	21,411	(4,369)	(20.4)
Provision for income taxes	8,056	8,808	(752)	(8.5)
Minority interest in income of subsidiaries	882	1,089	(207)	(19.0)

Net income from continuing operations	8,104	11,514	(3,410)	(29.6)
Loss from discontinued operations, net of tax	70	48	22	45.8

Net income	$8,034	$11,466	$(3,432)	(29.9)%

Net broadcast revenue

Three Months Ended September 30,
2006	2005	Increase/(Decrease)

$99,058	$100,749	$(1,691)	(1.7)%

During the three months ended September 30, 2006, we recognized approximately $99.1 million in net broadcast revenue compared to approximately $100.7 million during the same period in 2005. These amounts are net of agency commissions and outside sales representative commissions, which were approximately $12.0 million during the three months ended September 30, 2006, compared to approximately $13.1 million during the same period in 2005. The decrease in net broadcast revenue was due to a decline in overall industry revenue in the markets in which we operate, a significant revenue decline in our Los Angeles market and more modest declines in our Atlanta and Charlotte markets. These declines more than offset increases in net broadcast revenue experienced in our Baltimore, Houston, Washington, DC and St. Louis markets, among others, increased net broadcast revenue from the operating results of Reach Media, net broadcast revenue from the January 2006 launch of the news/talk network and sponsorship revenue from our 25th Anniversary awards event held in August 2006.

Operating Expenses

Programming and technical, excluding non-cash compensation

Three Months Ended September 30,
2006	2005	Increase/(Decrease)

$20,440	$16,900	$3,540	21.0%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations and on the Tom Joyner syndicated television variety show. Programming and technical expenses also include expenses associated with our research activities and music royalties. Increased programming and technical expenses were primarily due to approximately $1.1 million in bartered programming expenses, $0.8 million in production expenses associated with the Tom Joyner syndicated television variety show launched in October 2005 and $0.4 million in additional music royalties. Additional programming and technical expenses were also due to increased tower expenses, new film print expenses and expenses associated with the January 2006 launch of the news/talk network.

Selling, general and administrative, excluding non-cash compensation

Three Months Ended September 30,
2006	2005	Increase/(Decrease)

$30,079	$36,450	$(6,371)	(17.5)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses and back office expenses. Selling, general and administrative expenses also include expenses related to the advertising traffic (scheduling and insertion) functions. The decrease in selling, general and administrative expenses resulted primarily from a one-time non-cash charge of approximately $5.3 million during September 2005 associated with terminating our national sales representation agreements with Interep National Radio Sales, Inc. (“Interep”). Further decreases in selling, general and administrative expenses were due to lower revenue. Excluding the 2005 one-time non-cash termination charge, selling, general and administrative expenses decreased 2.4% for the three months ended September 30, 2006, compared to the same period in 2005.

Corporate selling, general and administrative, excluding non-cash compensation

Three Months Ended September 30,
2006	2005	Increase/(Decrease)

$7,010	$5,673	$1,337	23.6%

Corporate selling, general and administrative expenses consist of expenses associated with maintaining our corporate headquarters and facilities, including personnel. The increase in corporate selling, general and administrative expenses resulted primarily from approximately $0.9 million in expenses associated with our 25th Anniversary event held in August 2006, approximately $0.4 million in additional legal and professional fees associated with an abandoned transaction and increased travel and transportation spending. Excluding our 25th Anniversary awards event, corporate selling, general and administrative expenses increased 7.5% for the three months ended September 30, 2006, compared to the same period in 2005.

Non-cash compensation

Three Months Ended September 30,
2006	2005	Increase/(Decrease)

$325	$541	$(216)	(40.0)%

Non-cash compensation consists of expenses associated with certain officer retention bonuses and expenses associated with restricted stock granted to certain on-air talent. The decrease in non-cash compensation resulted from lower expenses associated with the vesting of officer retention bonuses and reduced restricted stock expenses due to a lower fair value for the stock as of September 30, 2006, compared to the same period in 2005.

Stock-based compensation

Three Months Ended September 30,
2006	2005	Increase/(Decrease)

$1,542	$—	$1,542	—

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

Depreciation and amortization

Three Months Ended September 30,
2006	2005	Increase/(Decrease)

$3,741	$3,063	$678	22.1%

The increase in depreciation and amortization expense for the three months ended September 30, 2006 was due primarily to the depreciation and amortization of assets and intangibles acquired as a result of our acquisition of 51% of the common stock of Reach Media in February 2005. We completed the preliminary purchase price allocation for the Reach Media acquisition during the quarter ended December 31, 2005, resulting in additional amortization expense to be recognized over the remaining life of the identified assets. To a lesser extent, the increase in depreciation and amortization also resulted from depreciation associated with capital expenditures made since September 30, 2005, which was slightly offset by certain trade names being fully amortized.

Interest income

Three Months Ended September 30,
2006	2005	Increase/(Decrease)

$493	$162	$331	202.5%

The increase in interest income resulted primarily from interest income from an income tax refund receivable.

Interest expense

Three Months Ended September 30,
2006	2005	Increase/(Decrease)

$18,733	$16,431	$2,302	14.0%

The increase in interest expense resulted primarily from additional interest obligations associated with borrowings in August 2005 to fund partially our stock repurchase program during the second-half of 2005, borrowings in May 2006 to fund partially the acquisition of WHHL-FM (formerly WRDA-FM), a radio station located in the St. Louis metropolitan area, borrowings in September 2006 to fund partially the acquisition of WIFE-FM, a radio station located in the Cincinnati metropolitan area, and to fund partially the acquisition of the intellectual property of WMOJ-FM, also located in the Cincinnati metropolitan area. Interest expense also increased due to higher market interest rates on the variable portion of our debt.

Provision for income taxes

Three Months Ended September 30,
2006	2005	Increase/(Decrease)

$8,056	$8,808	$(752)	(8.5)%

The decrease in the provision for income taxes was due primarily to a decrease in pre-tax income for the three months ended September 30, 2006, compared to the same period in 2005. In addition to lower pre-tax income, this decrease was offset by an increase to the valuation allowance for charitable contribution carryforwards, which are unlikely to be realized. For the quarter ended September 30, 2006, our effective tax rate was 47.3%. Excluding the tax impact of adopting SFAS No. 123(R) and the valuation allowance increase, our effective tax rate for the quarter ended September 30, 2006 was 41.4%, compared to 40.6% for the same period in 2005. This rate increase is attributable to the lower pre-tax income and proportionately higher permanent differences. As of September 30, 2006, our annual effective tax rate, exclusive of discrete items, is projected at 44.2%, which is impacted by the permanent differences between income subject to tax for book versus tax purposes.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005 (In thousands)

	Nine Months Ended
	September 30,
	2006	2005	Increase/(Decrease)

Statements of Income:
Net broadcast revenue	$277,853	$278,106	$(253)	(0.1)%
Operating expenses:
Programming and technical, excluding non-cash compensation	59,937	49,942	9,995	20.0
Selling, general and administrative, excluding non-cash compensation	87,157	87,902	(745)	(0.8)
Corporate selling, general and administrative, excluding non-cash compensation	19,979	16,140	3,839	23.8
Non-cash compensation	947	1,453	(506)	(34.8)
Stock-based compensation	4,626	—	4,626	—
Depreciation and amortization	11,770	9,472	2,298	24.3

Total operating expenses	184,416	164,909	19,507	11.8

Operating income	93,437	113,197	(19,760)	(17.5)
Interest income	1,034	906	128	14.1
Interest expense	54,079	46,100	7,979	17.3
Equity in loss of affiliated company	1,569	1,205	364	30.2
Other (expense) income, net	(269)	123	(392)	(318.7)

Income before provision for income taxes, minority interest in income of subsidiaries and discontinued operations	38,554	66,921	(28,367)	(42.4)
Provision for income taxes	17,766	23,955	(6,189)	(25.8)
Minority interest in income of subsidiaries	1,920	1,714	206	12.0

Net income from continuing operations	18,868	41,252	(22,384)	(54.3)
Loss from discontinued operations, net of tax	137	254	(117)	(46.1)

Net income	18,731	40,998	(22,267)	(54.3)
Preferred stock dividends	—	2,761	(2,761)	(100.0)

Net income applicable to common stockholders	$18,731	$38,237	$(19,506)	(51.0)%

Net broadcast revenue

Nine Months Ended September 30,
2006	2005	Increase/(Decrease)

$277,853	$278,106	$(253)	(0.1)%

During the nine months ended September 30, 2006, we recognized approximately $277.9 million in net broadcast revenue compared to approximately $278.1 million during the same period in 2005. These amounts are net of agency commissions and outside sales representative commissions, which were approximately $33.6 million during the nine months ended September 30, 2006, compared to approximately $36.0 million during the same period in 2005. Despite the consolidation of nine months of operating results for Reach Media during the period ended September 30, 2006, compared to seven months of operating results for the same period in 2005, net broadcast revenue was flat for the nine months ended September 30, 2006, compared to the same period in 2005. The decrease in net broadcast revenue was due to a decline in the overall industry revenue in the markets in which we operate, a significant revenue decline in our Los Angeles market and more modest declines in our Atlanta, Washington, DC, Cleveland and Dallas markets. These declines more than offset increases in net broadcast revenue due to consolidating Reach Media’s operating results and the January 2006 launch of the news/talk network, sponsorship revenue from our 25th Anniversary awards event held in August 2006 and increases in net broadcast revenue experienced in our Houston, St. Louis, Philadelphia and Baltimore markets. Excluding the operating results of Reach Media, our net broadcast revenue decreased approximately 4.2% for the nine months ended September 30, 2006, compared to the same period in 2005.

Operating Expenses

Programming and technical, excluding non-cash compensation

Nine Months Ended September 30,
2006	2005	Increase/(Decrease)

$59,937	$49,942	$9,995	20.0%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of our programming content on our radio stations and on the Tom Joyner syndicated television variety show. Programming and technical expenses also include expenses associated with our research activities and music royalties. The increase in programming and technical expenses resulted primarily from our consolidation of nine months of operating results for Reach Media during the period ended September 30, 2006, compared to seven months of operating results for the period ended September 30, 2005. This includes approximately $3.4 million in new expenses associated with the Tom Joyner syndicated television variety show launched by Reach Media in October 2005. Increased programming and technical expenses were also due to approximately $1.5 million more in bartered programming expenses, approximately $1.2 million in expenses associated with the January 2006 launch of the news/talk network and approximately $1.3 million in additional music royalties. Increased programming and technical expenses were also due to higher programming compensation, increased tower expenses and additional production costs. Excluding the operating results of Reach Media, programming and technical expenses increased 7.8% for the nine months ended September 30, 2006, compared to the same period in 2005.

Selling, general and administrative, excluding non-cash compensation

Nine Months Ended September 30,
2006	2005	Increase/(Decrease)

$87,157	$87,902	$(745)	(0.8)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses and back office expenses. Selling, general and administrative expenses also include expenses related to the advertising traffic (scheduling and insertion) functions. The decrease in selling, general and administrative expenses resulted primarily from a one-time non-cash charge of approximately $5.3 million during September 2005 associated with terminating our national sales representation agreements with Interep. The decrease due to the 2005 termination charge was offset partially by increases in selling, general and administrative expenses resulting from our consolidation of nine months of operating results for Reach Media for the period ended September 30, 2006, compared to seven months of operating results for the same period in 2005, and the January 2006 launch of the news/talk network. Excluding both the one-time non-cash termination charge and the operating results of Reach Media, selling, general and administrative expenses increased 5.3% for the nine months ended September 30, 2006, compared to the same period in 2005.

Corporate selling, general and administrative, excluding non-cash compensation

Nine Months Ended September 30,
2006	2005	Increase/(Decrease)

$19,979	$16,140	$3,839	23.8%

Corporate selling, general and administrative expenses consist of expenses associated with maintaining our corporate headquarters and facilities, including personnel. The increase in corporate selling, general and administrative expenses resulted primarily from approximately $1.1 million in expenses associated with our 25th Anniversary event held in August 2006, approximately $0.7 million in severance expenses, additional professional services and consulting expenses and increased travel and transportation spending. The increase in corporate selling, general and administrative expenses also resulted from our consolidation of nine months of operating results for Reach Media during the period ended September 30, 2006, compared to seven months of operating results for the same period in 2005. Excluding expenses associated with our 25th Anniversary awards event and the operating results of Reach Media, corporate expenses increased 17.2% for the nine months ended September 30, 2006, compared to the same period in 2005.

Non-cash compensation

Nine Months Ended September 30,
2006	2005	Increase/(Decrease)

$947	$1,453	$(506)	(34.8)%

Non-cash compensation consists of expenses associated with certain officer retention bonuses and expenses associated with restricted stock granted to certain on-air talent. The decrease in non-cash compensation resulted from lower expenses associated with the vesting of officer retention bonuses and reduced restricted stock expenses due to a lower fair value for the stock as of September 30, 2006, compared to the same period in 2005.

Stock-based compensation

Nine Months Ended September 30,
2006	2005	Increase/(Decrease)

$4,626	$—	$4,626	—

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

Depreciation and amortization

Nine Months Ended September 30,
2006	2005	Increase/(Decrease)

$11,770	$9,472	$2,298	24.3%

The increase in depreciation and amortization expense for the nine months ended September 30, 2006 was due primarily to the depreciation and amortization of assets and intangibles acquired as a result of our acquisition of 51% of the common stock of Reach Media in February 2005. We completed the preliminary purchase price allocation for the Reach Media acquisition in the fourth quarter of 2005, resulting in additional amortization expense to be recognized over the remaining life of the identified assets. To a lesser extent, the increase in depreciation and amortization also resulted from depreciation associated with capital expenditures made since September 30, 2005, which was slightly offset by certain trade names being fully amortized.

Interest income

Nine Months Ended September 30,
2006	2005	Increase/(Decrease)

$1,034	$906	$128	14.1%

The increase in interest income resulted primarily from interest income from an income tax refund receivable, which was offset partially by less interest income due to the repayment of certain officer loans during 2005, and lower average cash balances, cash equivalents and short-term investments.

Interest expense

Nine Months Ended September 30,
2006	2005	Increase/(Decrease)

$54,079	$46,100	$7,979	17.3%

The increase in interest expense resulted from additional interest obligations associated with additional borrowings to fund partially the February 2005 redemption of our 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) in an amount of $309.8 million. Additional interest obligations were also incurred from borrowings to fund partially the February 2005 acquisition of 51% of the common stock of Reach Media. This increase also resulted from additional interest obligations associated with borrowings in August 2005 to fund partially our stock repurchase program during the second half of 2005, borrowings in May 2006 to fund partially the acquisition of WHHL-FM (formerly WRDA-FM), a radio station located in the St. Louis metropolitan area, borrowings in September 2006 to fund partially the acquisition of WIFE-FM, a radio station located in the Cincinnati metropolitan area, and to fund partially the acquisition of the intellectual property of WMOJ-FM, also located in the Cincinnati metropolitan area. Interest expense also increased due to higher market interest rates on the variable portion of our debt.

Other (expense) income, net

Nine Months Ended September 30,
2006	2005	Increase/(Decrease)

$(269)	$123	$(392)	(318.7)%

The increase in other (expense) income, net resulted primarily from the write-down of an investment.

Provision for income taxes

Nine Months Ended September 30,
2006	2005	Increase/(Decrease)

$17,766	$23,955	$(6,189)	(25.8)%

The decrease in the provision for income taxes was due primarily to a decrease in pre-tax income for the nine months ended September 30, 2006, compared to the same period in 2005. In addition to lower pre-tax income, other items contributing to the provision decrease include an adjustment for a favorable Ohio state tax law change and a release of reserve contingencies. These decreases were offset partially by increases to the provision for the tax impact of adopting SFAS No. 123(R), an adjustment to our Kentucky and Texas tax liability due to state tax law changes and a valuation allowance for charitable contribution carryforwards. Our effective tax rate as of September 30, 2006 was 46.1%. Excluding the tax impact of adopting SFAS No. 123(R), the Ohio, Kentucky and Texas state tax law changes, the release of the reserve contingency and the increase in valuation allowance for charitable contribution carryforwards, our effective tax rate as of September 30, 2006 was 40.9%, compared to 40.2% as of September 30, 2005. As of September 30, 2006, our annual effective tax rate, exclusive of discrete items is projected at 44.2%, which is impacted by the permanent differences between income subject to tax for book versus tax purposes.

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

As of September 30, 2006, we had approximately $326.0 million available for borrowing. Taking into consideration the covenants under the Credit Agreement, approximately $39.2 million of that amount was available to be drawn down. Both the term loan facility and the revolving facility under the Credit Agreement bear interest, at our option, at a rate equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus a spread that ranges from 0.63% to 1.50%, or (ii) the prime rate plus a spread of up to 0.50%. The amount of the spread varies depending on our leverage ratio. We also pay a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the average balance of the revolving facility. We believe that we are in compliance with all covenants under the amended Credit Agreement.

Under the Credit Agreement, we are required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of September 30, 2006, we had four swap agreements in place for a total notional amount of $100.0 million, and the periods remaining on these four swap agreements range in duration from 9 to 69 months.

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

The following table summarizes the interest rates in effect with respect to our debt as of September 30, 2006:

	Amount	Applicable
Type of Debt	Outstanding	Interest Rate
	(In millions)

Senior bank term debt (swap matures June 16, 2012)(1)(2)	$25.0	5.97%
Senior bank term debt (swap matures June 16, 2010)(1)(2)	25.0	5.77
Senior bank term debt (swap matures June 16, 2008)(1)(2)	25.0	5.63
Senior bank term debt (swap matures June 16, 2007)(1)(2)	25.0	5.58
Senior bank term debt (subject to variable interest rates)(3)	200.0	6.88
Senior bank revolving debt (subject to variable interest rates)(3)	173.5	6.88
8 7/8% senior subordinated notes (fixed rate)	300.0	8.88
6 3/8% senior subordinated notes (fixed rate)	200.0	6.38

(1)	A total of $100.0 million is subject to fixed rate swap agreements that became effective in June 2005.

(2)	Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our Credit Agreement. That spread is currently set at 1.50% and is incorporated into the applicable interest rates set forth above.

(3)	Subject to rolling 90-day LIBOR plus a spread currently at 1.50% and incorporated into the applicable interest rate set forth above.

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

The following table provides a comparison of our statements of cash flows for the nine months ended September 30, 2006 and 2005:

	2006	2005
	(In thousands)

Net cash flows from operating activities	$44,400	$67,301
Net cash flows used in investing activities	(64,594)	(25,017)
Net cash flows from (used in) financing activities	18,036	(28,048)

Net cash flows from operating activities were approximately $44.4 million and $67.3 million for the nine months ended September 30, 2006 and 2005, respectively. Cash flows from operating activities for the nine months ended September 30, 2006 declined from the prior year due primarily to a decrease in operating income of approximately $19.8 million, coupled with increased interest expense resulting from a change to our capital structure. In February 2005, we modified our capital structure by redeeming all of our outstanding HIGH TIDES in an amount of $309.8 million. This redemption was financed with the net proceeds of the sale of our 6 3/8% senior subordinated notes, borrowings under our revolving credit facility, and available cash. As a result we now pay interest expense on debt, instead of dividends on our HIGH TIDES. The additional interest expense from the change in our capital structure is reflected in operating activities, whereas, the dividends on our HIGH TIDES were reflected in financing activities.

Net cash flows used in investing activities were approximately $64.6 million and $25.0 million for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, we acquired the assets of WHHL-FM (formerly WRDA-FM), a radio station located in the St. Louis metropolitan area for approximately $20.0 million and the assets of WIFE-FM, a radio station located in the Cincinnati metropolitan area for approximately $18.2 million. In connection with this acquisition, we also acquired the intellectual property of radio station WMOJ-FM, also in the Cincinnati market, for approximately $5.0 million in cash and changed WIFE-FM’s call sign to WMOJ-FM. Additionally, we funded approximately $8.7 million of our investment commitment in TV One. During the nine months ended September 30, 2005, we acquired 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of our Class D common stock and sold short-term marketable securities for approximately $7.0 million. Capital expenditures were approximately $10.2 million and $12.7 million for the nine months ended September 30, 2006 and 2005, respectively.

Net cash flows provided from financing activities were approximately $18.0 million for the nine months ended September 30, 2006 compared to net cash flows used in financing activities of approximately $28.0 million for the nine months ended September 30, 2005. During the nine months ended September 30, 2006, we borrowed $33.0 million from our credit facility to fund partially the May and September 2006 acquisitions of WHHL-FM (formerly WRDA-FM) and WMOJ-FM (formerly WIFE-FM) and paid approximately $2.9 million in dividends to Reach Media’s minority interest shareholders. In September 2006, we made a repayment on our revolving credit facility of $12.0 million. During the nine months ended September 30, 2005, we made a principal payment of approximately $17.5 million on our previous term loan, realized net proceeds of approximately $195.3 million from the private placement of $200.0 million of our 6 3/8% senior subordinated notes, borrowed approximately $135.0 million under our previous revolving credit facility, redeemed our outstanding HIGH TIDES in an amount of $309.8 million, received approximately $6.0 million from our stock subscriptions receivable and paid approximately $7.0 million preferred dividends on our HIGH TIDES.

From time to time we consider opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic investments and divestitures. In May and September 2006, we completed the acquisitions of WHHL-FM (formerly WRDA-FM) and WMOJ-FM (formerly WIFE-FM), as previously described above. Other than our agreement with an affiliate of Comcast Corporation, DIRECTV and other investors to fund TV One (the balance of our commitment was approximately $28.3 million at September 30, 2006), we have no definitive agreements to make acquisitions of additional radio stations or to make strategic investments. In August 2006, we announced an agreement to sell the assets of radio station WILD-FM, located in the Boston metropolitan area for approximately $30.0 million in cash. We expect to complete the sale during the fourth quarter of 2006. We anticipate that any future acquisitions or strategic investments will be financed through funds generated from operations, cash on hand, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.

As of September 30, 2006, we had two standby letters of credit in total of $417,000 in connection with our annual insurance policy renewals. To date, there has been no activity on these standby letters of credit.

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

Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s Investor Services and Standard & Poor’s evaluate our debt. As a result of their reviews, our credit rating could change. We believe that any significant downgrade in our credit rating could adversely impact our future liquidity. The effect of a change in our credit rating may limit or eliminate our ability to obtain debt financing, or include, among other things, interest rate changes under any future credit facilities, notes or other types of debt.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 of the Consolidated Financial Statements in our Annual Report on Form 10-K. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2005, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. Excluding the implementation of SFAS No. 123(R)in January 2006, there have been no material changes in such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2005.

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

SFAS No. 154, “Accounting Changes and Error Corrections,” which amends APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements — An Amendment of APB Opinion No. 28,” was issued in May 2005. SFAS No. 154 requires retrospective application to financial statements of prior periods for changes in accounting principles that are not adopted prospectively. This statement was effective January 1, 2006, and had no impact on the Company’s 2006 financial statements as of and for the three and nine months ended September 30, 2006.

CAPITAL AND COMMERCIAL COMMITMENTS

Long-term debt

Our long-term debt consist of obligations under our Credit Agreement, our 8 7/8% senior subordinated notes and our 6 3/8% senior subordinated notes.

Lease obligations

We have non-cancelable operating leases for office space, studio space, and broadcast towers and transmitter facilities that expire over the next 20 years.

Operating Contracts and Agreements

We have other operating contracts and agreements including employment contracts, on-air contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements and other general operating agreements that expire over the next eight years.

Contractual Obligations Schedule

The following table represents our contractual obligations as of September 30, 2006:

	Payments Due by Period
	October-
	December					2011 and
Contractual Obligations	2006	2007	2008	2009	2010	Beyond	Total
	(In thousands)

8 7/8% senior subordinated notes(1)	$13,313	$26,625	$26,625	$26,625	$26,625	$313,313	$433,126
6 3/8% senior subordinated notes(1)	6,375	12,750	12,750	12,750	12,750	227,094	284,469
Credit facilities(2)	9,959	41,497	71,970	101,970	109,470	390,831	725,697
Other operating contracts/agreements(3) (4)(5)	9,510	29,717	21,847	18,137	18,030	43,330	140,571
Operating lease obligations	2,212	7,566	7,222	6,624	5,801	17,234	46,659

Total	$41,369	$118,155	$140,414	$166,106	$172,676	$991,802	$1,630,522

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of September 30, 2006.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of September 30, 2006.

(3)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements.

(4)	Includes a retention bonus of approximately $2.0 million pursuant to an employment agreement with the Chief Administrative Officer (“CAO”) for remaining employed with the Company through and including October 31, 2008. If the CAO’s employment ends before October 31, 2008, the amount paid will be a pro rata portion of the retention bonus based on the number of days of employment between October 31, 2004 and October 31, 2008.

(5)	Includes a retention bonus of approximately $7.0 million pursuant to an employment agreement with the Chief Financial Officer (“CFO”) for remaining employed with the Company through and including October 18, 2010. If the CFO’s employment ends before October 18, 2010, the amount paid will be a pro rata portion of the retention bonus based on the number of days of employment between October 18, 2005 and October 18, 2010.

Reflected in the obligations above, as of September 30, 2006, we had four swap agreements in place for a total notional amount of $100.0 million. The periods remaining on the swap agreements range in duration from 9 to 69 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party, however, we do not anticipate non-performance.

RELATED PARTY TRANSACTIONS

In September 2006, we purchased a radio broadcasting tower and related facilities in the Detroit metropolitan area from American Signaling Corporation for $936,000 in cash. The tower serves as the transmitter site for station

WDMK-FM. American Signaling Corporation is a wholly-owned subsidiary of Syndicated Communications Venture Partners II, L.P. Terry L. Jones, a general partner of Syndicated Communications Venture Partners II, L.P., is also a member of our board of directors. The terms of the transaction were approved by an independent committee of our board of directors. Prior to the purchase, we had leased space on the tower for the broadcast of WDMK-FM from American Signaling Corporation for $75,000 per year.

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

Changes in internal control over financial reporting

During the quarter ended September 30, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In June 2004, Radio One executed a final settlement agreement with the plaintiffs. On February 2005, the Court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the Court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive Order, and directed that Notice of the settlement be published and mailed to class members beginning November 2005. In February 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. In April 2006, the Court held a Settlement Fairness Hearing to determine whether to grant final approval of the settlement. The Court’s decision on final approval of the settlement remains pending.

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

November 8, 2006