Form 10-K
period 2006-12-31
RADIO ONE INC
filed 2007-06-14
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Class A Common Stock, $.001 par value
Class D Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at June 08, 2007

Class A Common Stock, $.001 par value	4,944,689
Class B Common Stock, $.001 par value	2,861,843
Class C Common Stock, $.001 par value	3,121,048
Class D Common Stock, $.001 par value	87,931,266

The aggregate market value of common stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Class A and Class D common stock on June 30, 2006, was approximately $577.4 million.

Previously filed annual reports on Form 10-K and 10-K/A and quarterly reports on Form 10-Q, for fiscal periods commencing on or after January 1, 1999, affected by the restatements contained in this Form 10-K have not been amended and should no longer be relied upon.

EXPLANATORY NOTE

In this Form 10-K, we are restating, for reasons described below, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. This Form 10-K reflects the restatement of Selected Consolidated Financial Data for the years ended December 31, 2005, 2004, 2003 and 2002 in Item 6, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the years ended December 31, 2005 and 2004. In addition, we are restating the unaudited quarterly financial information and financial statements for the interim periods of 2005. The unaudited quarterly financial information and financial statements for the interim periods of 2006 are not restated, and the impact from the restatement was recorded in the three months ended December 31, 2006, as it did not have a material impact on 2006 annual or interim operating results.

The restatements do not result in a change to our previously reported revenue, cash flow from operations or total cash and cash equivalents shown in our historical consolidated financial statements. The stock-based compensation charges, including the tax effect and other adjustments, decreased net income by approximately $9.0 million for the years ended December 31, 1999 through December 31, 2005. For the year ended December 31, 2006, the stock-based compensation charges, including the tax effect and other adjustments related to the restatement increased the net loss by $246,000.

We have not amended any of our previously filed annual or quarterly reports on Form 10-K or 10-K/A for the periods affected by the restatement. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports for the period from January 1, 1999 through December 31, 2005 should no longer be relied upon.

Audit committee review

Prompted by numerous headlines regarding the Securities and Exchange Commission’s (“SEC”) investigation of options practices by public companies, we conducted a voluntary, internal review of our historical stock option grant practices and related accounting. The review covered options granted during the period from May 1999 (the date of our initial public offering) through December 2006. Based on our preliminary findings, the Company’s audit committee retained the law firm of Covington & Burling LLP (“Covington”) to assist them in conducting a full investigation of our past option grant practices. Covington retained three information technology vendors to facilitate the search and retrieval of electronic data from our computer and backup storage systems, interviewed 27 current and former employees, board members, executive officers and outside counsel and reviewed over a million pages of documents. The documents reviewed included compensation committee and board meeting minutes, written consents, electronic data, employment and payroll records, employment agreements and offer letters, grant agreements and notices, SEC filings, recipient lists, stock option database information, and other relevant documents. Based on Covington’s investigation, the audit committee found no fraud or intentional wrongdoing. As a result of the internal review and investigation by Covington, the audit committee found that the original measurement dates of certain stock option grants, for financial accounting purposes, did not meet the requirements of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Consequently, for financial accounting purposes, we made the decision to revise the measurement dates for nine of the large grants awarded, and six individual grants, consistent with the standards of APB Opinion No. 25. With the exception of one grant, the closing price of our stock at the original stated grant date was lower than the closing price on the revised measurement date, which resulted in additional stock-based compensation expense in each of the years from 1999 through 2006. The additional stock-based compensation expense in some years was not material; the adjustment to 2006 was not material and was recorded in the fourth quarter of 2006.

i

Stock options grant summary

From May 1999 through December 31, 2006, we awarded stock options covering approximately 9.5 million shares of common stock. As shown in the table below, there were six annual company-wide grants to eligible employees as well as grants to executive officers, non-employee board members and individual employees. There was no annual grant to employees in 2004 and no annual grant to employees, executive officers or non-employee board members in 2006. Other than non-employee board members and one contractor, we did not award stock options to non-employees.

	Number of
Date of Grant	Options Granted	Grant Recipient(s)

May 17, 2005	1,285,000	Eligible employees, non-employee board members, contractor
August 10, 2004	1,500,000	Executive officer
June 1, 2004	25,000	Non-employee board members
December 19, 2003	1,371,750	Eligible employees, executive officers
August 11, 2003	50,000	Non-employee board members
December 31, 2002	1,025,750	Eligible employees
December 7, 2001	896,050	Eligible employees
August 24, 2001	20,000	Non-employee board members
April 3, 2001(1)	1,300,000	Executive officers, non-employee board members
October 20, 2000	545,334	Eligible employees
May 5, 1999(2)	608,994	Eligible employees, executive officer
Various	824,967	Individual employees

Total	9,452,845

(1)	None of the options awarded for this grant has been exercised, and all remaining non-forfeited options were cancelled in May 2007.

(2)	The post-stock split amount of options awarded for this grant is 608,994. The pre-stock split amount of options originally awarded is 207,208.

Adjustments to measurement dates

The requirement to revise the measurement dates of certain stock option grants, for financial accounting purposes, to meet the measurement date criteria of APB Opinion No. 25, is attributed to a number of different circumstances, described in the following paragraphs. Although measurement dates were adjusted in nine of the 11 large grants, 93% of the additional pre-tax stock-based compensation expense recorded is attributable to the April 2001 and the October 2000 grants. All remaining non-forfeited options awarded as part of the April 2001 grant were cancelled in May 2007. Of the nine large grants where measurement dates were revised, five involved grants to executive officers and/or non-employee directors, and the resulting additional pre-tax stock-based compensation expense was approximately $7.8 million.

No contemporaneous documentation of approval.  In the December 2002 and December 2003 company-wide grants, one of which also included executive officers, there was no contemporaneous documentation to confirm that compensation committee or board approval had occurred on the indicated grant date. Grant approval in each case was documented by unanimous written consent (“UWC”), using the “as of” date in the signed consent as the approval date. The measurement dates were adjusted to conform to the date on which the last consent was received, as evidenced by the header on the return telecopy, since the required granting actions, including approval, were not complete until the signed consents were returned to us. In the August 2003, June 2004 and May 2005 grants to non-employee board members, there was no contemporaneous documentation to confirm that approval had occurred on the original grant date. The August 2003 and June 2004 measurement dates were revised to the date that the Form 4 was filed with the SEC, which were two days after the originally assigned measurement dates for both grants. The May 2005 measurement date was revised to the date approval occurred, which was several weeks later.

Selection of grant date prior to approval.  In the December 2001 company-wide grant, the grant date selected was prior to the date on which the compensation committee approved the grant and the schedule of option recipients. The measurement date was adjusted to the date of the compensation committee meeting during which the related final granting action of approval occurred. In the April 2001 grant to executive officers and non-employee board members, the grant was ratified at a meeting of the board of directors, at which the board specified a designated grant date and corresponding exercise price that preceded the date of the board meeting by several weeks. The measurement date was adjusted to the date that the board of directors ratified the grant, as reflected in the board minutes. That grant accounted for 84% of the additional pre-tax stock-based compensation expense recorded. None of these options was exercised and no individual received a financial benefit from this grant. All remaining non-forfeited options awarded with this grant were cancelled in May 2007.

Lack of finality of recipient list on company-wide grants.  In the October 2000 and May 2005 company-wide grants, the list of grant recipients and the number of options awarded to each recipient was not documented or determined with finality until a date subsequent to the original measurement date. Because there was either no date on the final recipient lists, or because the recipient list was not final until after the original grant date, we determined the revised measurement date for the company-wide grant based on e-mail, option database record add date, employee communications, and other available documentation.

Improper measurement date selection.  In each of the six company-wide grants, certain recipients, including a contractor in one case, were added or option amounts were increased or decreased after the revised measurement date. In each of these cases, the best available evidence was used to determine the appropriate measurement date for the affected individual grant. The documentation that was relied on included the date of the letter communicating the terms of the award to the employee, the option database record add date and e-mail.

Incorrect measurement dates for new hire and other grants.  In three instances, the grant date for options offered to new employees as an incentive to accept the offer preceded the actual start date for the employee. This occurred either because the grant date used was the date of the offer letter rather than the start date or the employee’s start date was delayed but the grant date was not changed accordingly. In addition, there were three individual grants related to an employment agreement or status which were incorrectly recorded and adjusted to the appropriate grant measurement date. As a result, we recognized $11,000 of additional pre-tax stock-based compensation expense for the period from January 1, 1999 through December 31, 2005, relating to six individual grants.

The following table summarizes the above reasons for measurement date changes and the additional pre-tax stock-based compensation expense recognized, on a grant by grant basis:

	Additional Pre-Tax
	Stock-Based
	Compensation
Date of Grant	Expense	Reason for Measurement Date Changes
	(In thousands)

May 17, 2005	$3	No contemporaneous documentation of approval, lack of finality of recipient list on company-wide grants, improper measurement date selection
June 1, 2004	—	No contemporaneous documentation of approval
December 19, 2003	70	No contemporaneous documentation of approval, improper measurement date selection
August 11, 2003	10	No contemporaneous documentation of approval
December 31, 2002	218	No contemporaneous documentation of approval, improper measurement date selection
December 7, 2001	320	Selection of grant date prior to approval, improper measurement date selection
April 3, 2001(1)	7,779	Selection of grant date prior to approval
October 20, 2000	818	Lack of finality of recipient list on company-wide grants, improper measurement date selection
May 5, 1999	32	Improper measurement date selection
New Hire and Other Grants	11	Incorrect measurement dates for new hire and other grants

Total	$9,261

(1)	None of the options awarded for this grant has been exercised, and all remaining non-forfeited options were cancelled in May 2007.

Accounting impact

As a result of the investigation, we recorded additional stock-based compensation expense, after tax, of approximately $9.2 million, spread over the eight-year period from 1999 through 2006. The impact on our consolidated balance sheet at December 31, 2006 was an increase in additional paid-in capital of $9.3 million and an increase in accumulated deficit of $9.2 million, and at December 31, 2005, the impact was an increase in additional paid-in capital of $9.2 million and an increase in accumulated deficit of $9.0 million. There was no impact on revenue.

The following table shows the incremental impact for each year of the restatement period 1999 through 2005 from the stock-based compensation adjustments and related income tax effects (in thousands):

	Additional
	Stock-Based		Income Tax
	Compensation	Pre-Tax	Provision	After-Tax
Year Ended December 31	Expense	Adjustments	(Benefit)	Expense

1999	$10	$—	$(4)	$6
2000	54	—	(21)	33
2001	1,780	41	(552)	1,269
2002	2,212	175	222	2,609
2003	2,220	157	(229)	2,148

Cumulative Total	$6,276	$373	$(584)	$6,065
2004	2,199	86	(168)	2,117
2005	786	48	(38)	796

Total	$9,261	$507	$(790)	$8,978

Taxes

The tax consequences of the incorrect measurement dates have been computed and attributed to the years in which the errors arose. In the aggregate, the financial impact of these tax adjustments is a liability of $503,000 as of December 31, 2006. As a result of the change in measurement dates described above, certain stock options granted from May 1999 to December 2005 were issued at prices below fair market value on the revised measurement date and should have been classified as Non-Qualified Stock Options (“NQs”), rather than Incentive Stock Options (“ISOs”). Due to the differences in the tax treatment between ISOs and NQs, we underreported or under-withheld certain payroll taxes for those NQ options. The tax liabilities, including interest and penalties, that we have recorded include the impact of the reclassification of these options for tax purposes as depicted in the pre-tax adjustments column of the table included in Accounting Impact above. There were no options exercised in 1999 and 2000 for any grants that included revised measurement dates; hence, there was no resulting pre-tax adjustment impact. The income tax benefit of the additional stock-based compensation expense is significantly offset by the impact of Internal Revenue Code Section 162(m) limitations for three executive officers awarded options for the April 2001 grant. As a result of Section 162(m), approximately $2.4 million of the tax benefit lost was because of the maximum $1.0 million of deductible compensation allowed for federal income tax purposes.

Judgment and interpretation

The revised measurement dates were based on management’s assessment of the date on which all of the required actions for a specific grant were final. However, the lack of conclusive evidence for certain grants required management to exercise judgment in determining the revised measurement dates in those cases. We believe that we have used the best date that met all the conditions that constitute a measurement date under APB Opinion No. 25 in this restatement, taking into consideration all of the available evidence. We also believe our approach is the most appropriate way to establish the measurement date, consistent with the SEC’s guidance that the appropriate accounting will depend on the particular facts and circumstances, and that the issuer must use all available relevant information to form a reasonable conclusion. Alternative approaches to those used by us could have resulted in different compensation expense than those recorded by us in this restatement. Solely for the purpose of assessing the possible effect on compensation expense that using different measurement dates could have had, we selected alternative measurement dates, if any, that had any reasonable support, and calculated the resulting additional compensation expense. Based on this assessment, the resulting additional stock-based compensation could have been as high as approximately $12.3 million on a pre-tax basis, instead of approximately $9.3 million included in this restatement. The possible additional $3.0 million pre-tax compensation expense resulting from the selection of alternate measurement dates does not materially impact the affected interim or annual results of operations for the seven-year period covering the restatement.

Regulatory matters

We have received a letter of informal inquiry from the SEC requesting information related to our stock option grant practices review. The SEC letter states that the informal inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurred, or has an adverse reflection upon any person, entity or security. We intend to cooperate fully with the SEC in this matter.

We have received NASDAQ Staff Determination notices that we are not in compliance with NASDAQ Marketplace Rules for continued listing because we have not timely filed our Annual Report on Form 10-K for the year ended December 31, 2006 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. These delisting notifications are routine procedure when a NASDAQ listed company fails to complete a required filing in a timely manner. We have requested an extension to file and believe that with the filing of this Form 10-K and our subsequent filing of our Form 10-Q for the quarter ended March 31, 2007, we will have returned to compliance with the rules.

Other restatement item

In addition to the adjustments related to the stock option review, the restated consolidated financial statements presented in this Form 10-K include an adjustment to correct an accounting error for the year ended December 31, 2005. This correction relates to a change in methodology in determining the carry forward of prior year net operating losses (“NOLs”) for state tax purposes. In connection with the change in methodology, an error was made in calculating the NOLs for certain states for 2005. The impact on the financial statements for the year ended December 31, 2005 is an additional deferred tax expense of approximately $1.1 million. The correction pertained to and is recorded in the three months ended December 31, 2005, and did not have a material impact on 2005 interim or annual results. The combined impact of the state tax NOL correction and the stock-based compensation adjustments described above reduced net income by approximately $1.9 million and $10.1 million for the year ended December 31, 2005 and the seven-year restatement periods from 1999 through 2005, respectively.

Financial Statements

See Note 2 to Consolidated Financial Statements for the impact of these adjustments on the consolidated financial statements and footnotes.

v

RADIO ONE, INC. AND SUBSIDIARIES

Form 10-K
For the Year Ended December 31, 2006

TABLE OF CONTENTS

CERTAIN DEFINITIONS

Unless otherwise noted, the terms “Radio One,” “the Company,” “we,” “our” and “us” refer to Radio One, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are not historical facts, but rather reflect our current expectations concerning future results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions. We cannot guarantee that we will achieve these plans, intentions or expectations. Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control, that could cause actual results to differ materially from those forecast or anticipated in the forward-looking statements. These risks, uncertainties and factors include, but are not limited to the factors described under the heading “Risk Factors” contained in this report.

You should not place undue reliance on these forward-looking statements, which reflect our view as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

PART I

ITEM 1.	BUSINESS

Overview

Radio One is one of the largest radio broadcasting companies in the United States and the leading radio broadcasting company primarily targeting African-Americans. We own or operate 71 radio stations in 22 markets; 43 of these stations (34 FM and 9 AM) are in 14 of the top 20 African-American markets. We reach approximately 14 million listeners every week. Our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations.

Our Chairperson, Catherine L. Hughes, was a co-founder of Radio One in 1980. She and her son, Alfred C. Liggins, III, our Chief Executive Officer and President, together have more than 50 years of operating experience in the radio broadcasting industry. Ms. Hughes, Mr. Liggins and our strong management team have successfully implemented a strategy of acquiring and turning around underperforming radio stations.

We believe radio broadcasting primarily targeting African-Americans continues to have growth potential and that we have a competitive advantage in the African-American market and the radio industry in general due to our focus on urban formats and our skill in programming and marketing these formats. To maintain or improve our competitive position, we have made and continue to make acquisitions of, and investments in, radio stations and other complementary media properties. We continually explore opportunities in other forms of media that are complementary to our core radio business, which we believe will allow us to leverage our expertise in the African-American market and our significant listener base. Over the past several years, we launched TV One, LLC (“TV One”), an African-American targeted cable television network, with an affiliate of Comcast Corporation and other investors; we acquired 51% of Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; we launched a new nationally syndicated African-American news/talk radio network; and we acquired certain assets of Giant Magazine, LLC (“Giant Magazine”), an urban-themed lifestyle and entertainment magazine.

Significant 2006 and Recent Events

Minneapolis Station Disposition.  In June 2007, the Company entered into an agreement to sell its radio station in the Minneapolis metropolitan area to Northern Lights Broadcasting, LLC for approximately $28.0 million in cash. Subject to the necessary regulatory approvals, the transaction is expected to close during the second half of 2007.

Dayton and Louisville Stations Disposition.  In May 2007, the Company entered into an agreement to sell all of its radio stations in the Dayton metropolitan area and five of its six radio stations in the Louisville metropolitan area to Main Line Broadcasting, LLC for approximately $76.0 million in cash. Subject to the necessary regulatory approvals, the transaction is expected to close during the second half of 2007.

WPRS-FM Acquisition.  In April 2007, we entered into an agreement to acquire the assets of WPRS-FM (formerly WXGG-FM), a radio station located in the Washington DC metropolitan area, and a local marketing agreement (“LMA”) with Bonneville International Corporation to operate the radio station pending the completion of the acquisition. We began broadcasting with an inspirational format to complement our existing presence in the Washington, DC market. We expect to complete this acquisition during the first half of 2008.

WDBZ-AM Acquisition.  In March 2007, we signed an agreement to acquire the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area, for approximately $2.6 million in seller financing. We have been operating WDBZ-AM pursuant to a LMA since August 2001. We expect to complete this acquisition during the second half of 2007.

Giant Magazine Acquisition.  In December 2006, we acquired certain assets of Giant Magazine for $270,000. Giant Magazine is an urban-themed lifestyle and entertainment magazine. The publication will continue to be based in New York, while certain back-office functions will be consolidated into Radio One’s corporate offices.

Sale of WILD-FM.  In December 2006, we completed the sale of the assets of radio station WILD-FM, located in the Boston metropolitan area, for approximately $30.0 million in cash.

Re-branding of KKBT-FM.  In December 2006, we re-branded our Los Angeles radio station from KKBT-FM, “the Beat” to KRBV-FM, “V100, the Best Variety of R&B”. We brought in a new morning drive show host and a new line-up of radio talent. We believe that these changes will enhance V100’s performance in the challenging Los Angeles radio market.

WMOJ-FM Acquisition.  In September 2006, we acquired the assets of radio station WIFE-FM, located in the Cincinnati metropolitan area, for approximately $18.0 million in cash. In connection with the transaction, we acquired the intellectual property of Cincinnati radio station WMOJ-FM, also in the Cincinnati market, for approximately $5.0 million in cash. The newly acquired station was consolidated with our existing Cincinnati operations, and we began broadcasting with an urban adult contemporary format under the call sign of WMOJ-FM.

WHHL-FM Acquisition.  In May 2006, we acquired the assets of WHHL-FM (formerly WRDA-FM), a radio station located in the St. Louis metropolitan area, for approximately $20.0 million in cash. We began operating the station under a LMA in October 2005. The station has been reformatted and has been consolidated with our existing St. Louis operations.

African-American Talk Radio Network.  In January 2006, through a joint venture with Reach Media, we launched a new nationally syndicated African-American news/talk radio network. The network features leading African-American personalities who discuss ideas, issues, analysis and information targeted to the African-American audience. To date, 29 stations have committed to carrying all or a portion of the network’s programming.

Our Stations and Markets

The table below provides information about our radio stations and the markets in which we operate.

	Radio One				Market Data
	Number						Estimated
	of		Entire				Fall 2006 Metro
	Stations		Audience				Population Persons 12+(c)
			Four Book			Ranking by
			Average			Size of
			(Ending			African-
			Fall 2006)		Estimated 2006	American
			Audience		Annual Radio	Population		African-
Market	FM	AM	Share(a)		Revenue	Persons 12+(c)	Total	American%
					($ millions)(b)		(In millions)

Atlanta	4	—	13.6		$407.9	3	4.1	30.4%
Washington, DC	3	2	10.9	(d)	391.0	4	4.2	26.7
Philadelphia	3	—	8.9		313.3	5	4.4	20.2
Detroit	2	1	7.5		244.5	6	3.9	21.8
Los Angeles	1	—	1.9		1,053.2	7	10.8	7.5
Houston	3	—	12.9		391.7	8	4.5	16.3
Miami	—	1	n/a		311.5	9	3.5	20.1
Dallas	2	—	5.9		431.5	10	4.8	14.0
Baltimore	2	2	15.7		152.3	11	2.3	27.9
St. Louis	2	—	6.2		143.6	15	2.3	18.1
Cleveland	2	2	14.1		119.4	16	1.8	19.1
Charlotte	2	—	6.4		111.4	17	1.5	21.0
Richmond	4	1	21.6		59.5	18	0.9	30.0
Raleigh-Durham	4	—	18.0		86.9	19	1.2	21.8
Boston	—	1	0.6		347.8	21	3.8	6.4
Columbus	3	—	12.8		102.1	29	1.4	14.6
Cincinnati	2	1	6.4	(e)	130.6	30	1.7	11.8
Indianapolis	3	1	17.3		102.0	32	1.3	14.7
Minneapolis	1	—	3.4		193.9	38	2.7	6.4
Augusta	4	1	14.4		16.6	45	0.4	34.1
Louisville	6	—	21.2		55.5	50	0.9	13.9
Dayton	4	1	17.6		47.3	55	0.8	13.8

Total	57	14

(a)	Audience share data are for the 12+ demographic and derived from the Arbitron Survey four book averages ending with the Fall 2006 Arbitron Survey. In the Miami market, we provide no audience share data because we do not subscribe to the Arbitron service for our station in that market. Audience share data for the Augusta market is available only semi-annually rather than quarterly as in our other markets.

(b)	2006 estimated annual radio revenues are from BIA Financials Investing in Radio Market Report, 2006 Fourth Edition.

(c)	Population estimates are from the Arbitron Radio Market Report, Fall 2006.

(d)	The four book average excludes the results of WPRS-FM (formerly known as WXGG-FM).

(e)	The four book average excludes the results of WMOJ-FM (formerly known as WIFE-FM).

The African-American Market Opportunity

We believe that urban-formatted radio stations and urban-oriented media primarily targeting African-Americans continues to have growth potential for the following reasons:

Rapid African-American Population Growth.  From 2000 to 2005, the African-American population grew 4.8%, compared to a 4.3% overall population growth rate, and accounted for 12.1% of total population growth. The African-American population is expected to increase by approximately 2.4 million between 2005 and 2010 to approximately 40.0 million, a 9.9% increase from 2000, compared to an expected increase during the same period of 6.0% for the non-African-American population. African-Americans are expected to make up 17.9% of total population growth during this period. (Source: U.S. Census Bureau, 2004, “U.S. Interim Projections by Age, Sex, Race, and Hispanic Origin.”) According to the U.S. Census, the African-American population is nearly five years younger than the total U.S. population. As a result, urban formats, in general, tend to skew younger than formats targeted to the general market population. Over the next 30 years the African-American population is expected to exceed 50 million people and will represent more than 14% of the total U.S. population. The African-American consumer market is widespread geographically and represents an attractive customer segment in many states. (Source: The Multicultural Economy, the University of Georgia’s Selig Center for Economic Growth, 2006 Edition).

Higher African-American Income Growth.  The economic status of African-Americans improved at an above-average rate over the past two decades. The per capita income of African-Americans is expected to increase 21.1% between 2005 and 2010 (Source: U.S. Census Bureau, Historical Income Data). African-American buying power was estimated at $762.0 billion in 2005, up from $723.0 billion in 2004. African-American buying power is expected to increase to $981.0 billion by 2010, with cumulative growth of 28.8% between 2005 and 2010. In addition, the African-American consumer tends to have a different consumption profile than non-African-Americans. An annual report published by Target Market News provides a list of products and services for which African-American households spent more than non-African-Americans. In the most recent report, there were dozens of products and services listed in categories such as apparel and accessories, appliances, consumer electronics, food, personal care products, telephone service and transportation. (Source: The U.S. African-American Market, 6th Edition, Packaged Facts, January 2006).

Growth in Advertising Targeting the African-American Market.  We continue to believe that large corporate advertisers are becoming more focused on reaching minority consumers in the United States. The African-American community is considered an emerging growth market within the mature domestic market. It is estimated that major national advertisers spent over $2.5 billion on advertising that targets African-American consumers in 2004, up from $1.8 billion in 2000. (Source: Target Market News). We believe many large corporations are expanding their commitment to ethnic advertising. The companies that successfully market to the African-American audience have focused on building brand relationships. Advertisers are making an effort to fully understand the African-American consumer, and speak to them with messages that are relevant to their community, engaging the African-American consumer visibly and consistently, involving themselves with the interests of the African-American consumer and increasing African-American brand loyalty.

Growing Influence of African-American Culture.  We believe that there continues to be an ongoing “urbanization” of many facets of American society as evidenced by the influence of African-American culture in the areas of music, film, fashion, sports and urban-oriented television shows and networks. We believe that many companies from a broad range of industries and prominent fashion designers have embraced this urbanization trend in their products as well as their advertising messages.

Significant and Growing Internet Usage among African-Americans with Limited Targeted Online Content Offerings.  African-Americans are becoming significant users of the Internet. In one of the more recent studies available that tracks Internet usage patterns, African-Americans were found to use the Internet more hours per day than the general online population. Additionally, the growth of Internet penetration and high-speed Internet penetration in African-American households is expected to remain above that of the general population. Furthermore, the overwhelming number of African-Americans say there is not enough online content that is targeted towards them as a distinct culture with its own needs and values. (Source: 2005 AOL African-American Cyberstudy, conducted for America Online by Images Market Research). In fact, we believe that there is no one company that dominates the African-American market online and the lack of any strong competitive presence presents a significant opportunity for us to build an online business that is highly scalable.

Business Strategy

Radio Station Portfolio Optimization.  Our strategy is to make select acquisitions of radio stations, primarily in markets where we already have a presence, and to divest stations which are no longer strategic in nature. We may divest stations that do not have an urban format or stations located in smaller markets or markets where the African-American population is smaller, on a relative basis, than other markets in which we operate. In addition, we are continually looking for opportunities to upgrade existing radio stations by strengthening their signals to reach a larger number of potential listeners.

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

Top 60 African-American Radio Markets in the United States

In the table below, boxes and bold text indicate markets where we own and/or operate radio stations. Population estimates are for 2006 and are based upon data provided by Arbitron.

			African-Americans
			as a Percentage of
		African-American	the Overall
		Population	Population
Rank	Market	(Persons 12+)	(Persons 12+)
		(In thousands)

1	New York, NY	2,668	17.4%
2	Chicago, IL	1,373	17.8
3	Atlanta, GA	1,241	30.4
4	Washington, DC	1,117	26.7
5	Philadelphia, PA	880	20.2
6	Detroit, MI	846	21.8
7	Los Angeles, CA	815	7.5
8	Houston-Galveston, TX	730	16.3
9	Miami-Ft. Lauderdale-Hollywood, FL	711	20.1
10	Dallas-Ft. Worth, TX	679	14.0
11	Baltimore, MD	630	27.9
12	Memphis, TN	460	43.4
13	San Francisco, CA	424	7.2
14	Norfolk-Virginia Beach-Newport News, VA	419	31.6
15	St. Louis, MO	412	18.1
16	Cleveland, OH	343	19.1
17	Charlotte-Gastonia-Rock Hill, NC	306	21.0
18	Richmond, VA	274	30.0
19	Raleigh-Durham, NC	259	21.8
20	New Orleans, LA	252	29.2
21	Boston, MA	246	6.4
22	Birmingham, AL	246	28.1
23	Tampa-St. Petersburg-Clearwater, FL	241	10.4
24	Jacksonville, FL	232	21.4
25	Greensboro-Winston-Salem-High Point, NC	228	20.1
26	Orlando, FL	226	15.6
27	Nassau-Suffolk (Long Island), NY	216	9.1
28	Milwaukee-Racine, WI	209	14.6
29	Columbus, OH	207	14.6
30	Cincinnati, OH	202	11.8
31	Kansas City, KS	198	12.6
32	Indianapolis, IN	195	14.7
33	Jackson, MS	185	45.6
34	Nashville, TN	181	15.7
35	Baton Rouge, LA	180	31.6
36	Middlesex-Somerset-Union, NJ	179	13.0
37	Seattle-Tacoma, WA	175	5.4
38	Minneapolis-St. Paul, MN	171	6.4
39	Riverside-San Bernardino, CA	170	9.4

			African-Americans
			as a Percentage of
		African-American	the Overall
		Population	Population
Rank	Market	(Persons 12+)	(Persons 12+)
		(In thousands)

40	Pittsburgh, PA	164	8.2
41	West Palm Beach-Boca Raton, FL	163	14.6
42	Columbia, SC	160	32.5
43	Charleston, SC	147	28.8
44	Las Vegas, NV	145	9.8
45	Augusta, GA	143	34.1
46	Greenville-Spartanburg, SC	140	17.0
47	Sacramento, CA	134	7.5
48	Mobile, AL	132	26.4
49	San Diego, CA	131	5.2
50	Louisville, KY	130	13.9
51	Phoenix, AZ	127	4.2
52	Greenville-New Bern-Jacksonville, NC	126	24.9
53	Shreveport, LA	124	36.9
54	Lafayette, LA	118	26.4
55	Dayton, OH	115	13.8
56	Montgomery, AL	115	39.6
57	Denver-Boulder, CO	115	5.2
58	Fayetteville, NC	114	32.7
59	Buffalo-Niagara Falls, NY	114	11.6
60	Little Rock, AR	114	21.7

Operating Strategy

To maximize net broadcast revenue and station operating income at our radio stations, we strive to achieve the largest audience share of African-American listeners in each market, convert these audience share ratings to advertising revenue, and control operating expenses. Through our national presence we also provide advertisers with a radio station advertising platform that is a unique and powerful delivery mechanism to African-Americans. The success of our strategy relies on the following:

•	market research, targeted programming and marketing;

•	ownership and syndication of programming content;

•	radio station clustering, programming segmentation and sales bundling;

•	strategic sales efforts;

•	marketing platform to national advertisers;

•	advertising partnerships and special events;

•	strong management and performance-based incentives; and

•	significant community involvement.

Market Research, Targeted Programming and Marketing

We use market research to tailor the programming, marketing and promotion of our radio stations to maximize audience share. We also use our research to reinforce our current programming and to identify unserved or underserved markets or segments of the African-American population and to determine whether to acquire a new radio station or reprogram one of our existing radio stations to target those markets or segments.

We also seek to reinforce our targeted programming by creating a distinct and marketable identity for each of our radio stations. To achieve this objective, in addition to our significant community involvement discussed below, we employ and promote distinct, high-profile on-air personalities at many of our radio stations, many of whom have strong ties to the African-American community.

Ownership and Syndication of Programming Content

To diversify our revenue base, we seek to develop or acquire proprietary African-American targeted content. We distribute this content in a variety of ways, utilizing our own network of distribution assets or through distribution assets owned by others. If we distribute content through others, we will be paid for providing this content or receive advertising inventory in exchange. To date, our programming content efforts have included our investment in TV One and its related programming, our acquisition of 51% of the common stock of Reach Media, the creation of an African-American news/talk network, the acquisition of Giant Magazine and the recent development of syndicated radio shows targeting the Gospel radio market.

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

Sales, Marketing and Special Events

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

We have created a national platform of radio stations in some of the largest African-American markets. This platform reaches approximately 14 million listeners weekly, more than that of any other radio broadcaster primarily targeting African-Americans. National advertisers find advertising on all our radio stations an efficient and cost-effective way to reach this target audience. Through our corporate sales department, we bundle and sell our platform of radio stations to national advertisers, thereby enhancing our revenue generating opportunities, expanding our base of advertisers, creating greater demand for our advertising time inventory and increasing the capacity utilization of our inventory and making our sales efforts more efficient.

We engage in joint promotional activities with TV One, Reach Media and our news/talk joint venture with Reach Media in order to provide additional value to our advertisers by creating a more efficient medium to reach African-American consumers.

In order to create advertising loyalty, we strive to be the recognized expert in marketing to the African-American consumer in the markets in which we operate. We believe that we have achieved this recognition by focusing on serving the African-American consumer and by creating innovative advertising campaigns and promotional tie-ins with our advertising clients and sponsoring numerous entertainment events each year. In these events, advertisers buy signage, booth space and broadcast promotions to sell a variety of goods and services to African-American consumers. As we expand our presence in our existing markets and into new markets, we may increase the number of events and the number of markets in which we host events based upon our evaluation of the financial viability and economic benefits of the events.

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

Significant Community Involvement

We believe our active involvement and significant relationships in the African-American community in each of our markets provide a competitive advantage in targeting African-American audiences and significantly improve the marketability of our radio broadcast time to advertisers who are targeting such communities. We believe that a radio station’s image should reflect the lifestyle and viewpoints of the target demographic group it serves. Due to our fundamental understanding of the African-American community, we are well positioned to identify music and musical styles, as well as political and social trends and issues, early in their evolution. This understanding is then integrated into significant aspects of our operations and enables us to create enhanced awareness and name recognition in the marketplace. In addition, we believe our approach to community involvement leads to increased effectiveness in developing and updating our programming formats. We believe our enhanced awareness and more effective programming formats lead to greater listenership and higher ratings over the long-term.

Our Station Portfolio

The following table sets forth selected information about our portfolio of radio stations. Market population data and revenue rank data are from BIA Financials Investing in Radio Market Report, 2006 Fourth Edition. Audience share and audience rank data are based on Arbitron Survey four book averages ending with the Fall 2006 Arbitron Survey unless otherwise noted. As used in this table, “n/a” means not applicable or not available and “t” means tied with one or more radio stations.

						Four Book Average
						Audience	Audience		Audience	Audience
	Market Rank					Share in	Rank in		Share in	Rank in
	2006	2006				12+	12+		Target	Target
	Metro	Radio	Year		Target Age	Demo-	Demo-		Demo-	Demo-
Market	Population	Revenue	Acquired	Format	Demographic	Graphic	Graphic		Graphic	Graphic

Atlanta	9	6
WPZE-FM			1999	Contemporary Inspirational	25-54	4.7	5		4.6	5
WJZZ-FM			1999	NAC/Jazz	25-54	2.8	15		2.9	14
WHTA-FM			2002	Urban Contemporary	18-34	4.2	6		7.8	2
WAMJ-FM			2004	Urban AC	25-54	1.9	22	(t)	2.4	17
Washington, DC	8	7
WKYS-FM			1995	Urban Contemporary	18-34	4.4	5		9.4	2
WMMJ-FM			1987	Urban AC	25-54	6.0	2		6.5	2
WPRS-FM(1)			n/a	Contemporary Inspirational	25-54	n/a	n/a		n/a	n/a
WYCB-AM			1998	Gospel	25-54	0.5	31	(t)	0.3	36	(t)
WOL-AM			1980	News/Talk	35-64	n/a	n/a		n/a	n/a
Philadelphia	7	10
WPPZ-FM(2)			1997	Contemporary Inspirational	25-54	3.1	12		3.2	13	(t)
WPHI-FM(3)			2000	Urban Contemporary	18-34	2.8	18	(t)	6.5	4	(t)
WRNB-FM(4)			2004	Urban AC	25-54	3.0	13	(t)	3.5	10	(t)
Detroit	10	12
WHTD-FM			1998	Urban Contemporary	18-34	3.0	14		6.2	4
WDMK-FM			1998	Urban AC	25-54	3.6	11		4.1	9
WCHB-AM			1998	News/Talk	35-64	0.9	27	(t)	1.0	26	(t)
Los Angeles	2	1
KRBV-FM(5)			2000	Urban AC	25-54	1.9	20		2.6	14
Houston	6	8
KMJQ-FM			2000	Urban AC	25-54	6.1	1		7.2	1
KBXX-FM			2000	Urban Contemporary	18-34	5.4	4		8.6	2
KROI-FM(6)			2004	Contemporary Inspirational	25-54	1.4	26	(t)	1.7	24
Miami	12	11
WTPS-AM(7)			2000	News/Talk	35-64	n/a	n/a		n/a	n/a
Dallas	5	5
KBFB-FM			2000	Urban Contemporary	18-34	4.4	3		6.9	3
KSOC-FM			2001	Urban AC	25-54	1.5	23	(t)	1.8	21	(t)
Baltimore	21	21
WERQ-FM			1993	Urban Contemporary	18-34	9.1	1		20.1	1
WWIN-FM			1992	Urban AC	25-54	6.6	3		7.7	2
WOLB-AM			1992	News/Talk	35-64	n/a	n/a		n/a	n/a
WWIN-AM			1993	Gospel	35+	n/a	n/a		n/a	n/a
St. Louis	20	20
WFUN-FM(8)			1999	Urban AC	25-54	3.2	13		3.9	10
WHHL-FM(9)			2006	Urban Contemporary	18-34	3.0	15	(t)	5.7	6
Cleveland	26	25
WENZ-FM			1999	Urban Contemporary	18-34	6.2	5		13.3	1
WERE-AM			1999	News/Talk	35-64	0.4	28	(t)	0.4	29
WZAK-FM			2000	Urban AC	25-54	6.0	6		7.4	3
WJMO-AM			2000	Contemporary Inspirational	35-64	1.5	21		1.6	17
Charlotte	33	29
WQNC-FM(10)			2000	Urban AC	25-54	2.9	15		3.2	16
WPZS-FM(11)			2004	Contemporary Inspirational	25-54	3.5	12		4.2	9	(t)
Richmond	55	45
WCDX-FM			2001	Urban Contemporary	18-34	5.8	7		11.4	2
WPZZ-FM(12)			1999	Contemporary Inspirational	25-54	6.8	5		6.5	5
WKJS-FM(13)			2001	Urban AC	25-54	9.0	2		10.9	1
WKJM-FM(14)			2001	Urban AC	25-54	*	*		*	*
WROU-AM(15)			2001	News/Talk	35-64	n/a	n/a		n/a	n/a

						Four Book Average
						Audience	Audience		Audience	Audience
	Market Rank					Share in	Rank in		Share in	Rank in
	2006	2006				12+	12+		Target	Target
	Metro	Radio	Year		Target Age	Demo-	Demo-		Demo-	Demo-
Market	Population	Revenue	Acquired	Format	Demographic	Graphic	Graphic		Graphic	Graphic

Raleigh-Durham	43	36
WQOK-FM			2000	Urban Contemporary	18-34	7.1	2		12.1	1
WFXK-FM			2000	Urban AC	25-54	**	**		**	**
WFXC-FM			2000	Urban AC	25-54	4.6	7	(t)	5.4	6	(t)
WNNL-FM			2000	Contemporary Inspirational	25-54	6.3	4		6.5	3
Boston	11	9
WILD-AM			2001	News/Talk	35-64	0.6	30	(t)	0.7	27	(t)
Columbus	37	31
WCKX-FM			2001	Urban Contemporary	18-34	6.9	4		13.0	1
WXMG-FM			2001	R&B/Oldies	25-54	4.3	7		4.5	8
WJYD-FM			2001	Contemporary Inspirational	25-54	1.6	20		1.5	19	(t)
Cincinnati	28	23
WIZF-FM			2001	Urban Contemporary	18-34	5.1	6		9.6	3
WMOJ-FM(16)			2006	Urban AC	25-54	4.2	11		3.7	9
WDBZ-AM(17)			n/a	News/Talk	35-64	1.3	18		1.3	17	(t)
Indianapolis(18)	40	33
WHHH-FM			2000	Rhythmic CHR	18-34	7.2	3		14.4	1
WTLC-FM			2000	Urban AC	25-54	5.0	6		5.8	3
WYJZ-FM			2000	NAC/Jazz	25-54	2.9	15		2.4	16	(t)
WTLC-AM			2001	Contemporary Inspirational	25-54	2.2	18		1.6	18
Minneapolis	16	17
KTTB-FM			2001	Rhythmic CHR	18-34	3.4	13		7.2	5
Augusta(19)	109	132
WAEG-FM			2000	Modern Rock	18-34	1.2	20		3.0	13	(t)
WTHB-FM			2000	Contemporary Inspirational	25-54	3.1	13		3.6	13
WAKB-FM			2000	Urban AC	25-54	4.4	8	(t)	4.9	10
WFXA-FM			2000	Urban Contemporary	18-34	5.7	6		8.9	2
WTHB-AM			2000	Contemporary Inspirational	25-54	***	***		***	***
Louisville	54	49
WDJX-FM			2001	CHR	18-34	4.6	6		9.0	3
WLRX-FM(20)			2003	Modern Rock	18-54	****	****		****	****
WGZB-FM			2001	Urban Contemporary	18-34	6.7	3		10.9	1
WXMA-FM			2001	Hot AC	25-54	3.1	13		4.4	9
WMJM-FM			2001	R&B/Oldies	25-54	5.2	5		5.3	6
WLRS-FM			2001	Modern Rock	18-34	1.6	19		3.5	10	(t)
Dayton	59	59
WGTZ-FM			2001	CHR	18-34	3.4	10		6.1	6
WDHT-FM			2001	Urban Contemporary	18-34	6.4	5		12.5	1
WING-AM			2001	News/Talk	35-64	1.4	19	(t)	1.8	14	(t)
WKSW-FM			2001	Country	25-54	1.9	15	(t)	1.8	17	(t)
WROU-FM(21)			2003	Urban AC	25-54	4.5	8		4.9	6
AC — refers to Adult Contemporary
NAC — refers to New Adult Contemporary
CHR — refers to Contemporary Hit Radio
R&B — refers to Rhythm and Blues

*	Simulcast with WKJS-FM

**	Simulcast with WFXC-FM

***	Simulcast with WTHB-FM

****	Simulcast with WLRS-FM

(1)	We operate WPRS-FM (formerly known as WXGG-FM) pursuant to a local marketing agreement.

(2)	WPPZ-FM (formerly known as WPHI-FM).

(3)	WPHI-FM (formerly known as WPLY-FM).

(4)	WRNB-FM (formerly known as WPPZ-FM, formerly known as WSNJ-FM).

(5)	KRBV-FM (formerly known as KKBT-FM) changed format from Urban Contemporary to Urban Adult Contemporary in December 2006.

(6)	KROI-FM (formerly known as KRTS-FM) changed format from Mexican Regional to Contemporary Inspirational in July 2006.

(7)	WTPS-AM (formerly known as WVCG-AM). We do not subscribe to the Arbitron service for this market.

(8)	WFUN-FM changed format from Urban Contemporary to Urban AC in December 2004.

(9)	WHHL-FM (formerly known as WRDA-FM).

(10)	WQNC-FM (formerly known as WCHH-FM).

(11)	WPZS-FM (formerly known as WABZ-FM).

(12)	WPZZ-FM (formerly known as WKJS-FM).

(13)	WKJS-FM (formerly known as WJMO-FM).

(14)	WKJM-FM (formerly known as WPZZ-FM).

(15)	WROU-AM (formerly known as WGCV-AM).

(16)	WMOJ-FM (formerly known as WIFE-FM). Based on Winter 2007 Arbitron Survey.

(17)	We operate WDBZ-AM pursuant to a local marketing agreement.

(18)	WDNI-LP, the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

(19)	For the Augusta market, Arbitron issues its radio market survey reports on a semi-annual basis, rather than a quarterly basis as in our other markets.

(20)	WLRX-FM (formerly known as WEGK-FM).

(21)	WROU-FM (formerly known as WRNB-FM).

Advertising Revenue

Substantially all of our net broadcast revenue is generated from the sale of local and national advertising for broadcast on our radio stations. Local sales are made by the sales staff located in our markets. National sales are made by firms specializing in radio advertising sales on the national level. These firms are paid a commission on the advertising sold. Approximately 61% of our net broadcast revenue for the year ended December 31, 2006 was generated from the sale of local advertising and 36% from sales to national advertisers, including network advertising. The balance of net broadcast revenue is primarily derived from tower rental income, ticket sales and revenue related to Radio One sponsored events, management fees and other revenue.

Advertising rates charged by radio stations are based primarily on:

•	a radio station’s audience share within the demographic groups targeted by the advertisers;

•	the number of radio stations in the market competing for the same demographic groups; and

•	the supply and demand for radio advertising time.

A radio station’s listenership is reflected in ratings surveys that estimate the number of listeners tuned to a radio station and the time they spend listening to that radio station. Ratings are used by advertisers to evaluate whether to advertise on our radio stations, and are used by us to chart audience growth, set advertising rates and adjust programming. Advertising rates are generally highest during the morning and afternoon commuting hours.

Strategic Diversification

We continually explore opportunities in other forms of media that are complementary to our core radio business, which we believe will allow us to leverage our expertise in the African-American market and our significant listener base. In January 2006, through a joint venture with Reach Media, we launched a new African-American news/talk radio network. The network features several leading African-American personalities. To date, 29 stations have committed to carrying all or a portion of the network’s programming, most of which are stations not owned by us. In February 2005, we acquired 51% of the common stock of Reach Media which operates The Tom Joyner Morning Show and related businesses. Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndication agreements. Mr. Joyner is a leading nationally syndicated radio personality. The Tom Joyner Morning Show is broadcast on over 117 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach Media provides programming content for a television program on TV One and operates www.BlackAmericaWeb.com, an African-American targeted web-site. Reach Media also operates the Tom Joyner Sky Show, the Tom Joyner Family Reunion and various other special event-related activities.

We currently have invested in the following media businesses:

•	TV One, which operates a cable television network offering programming targeted primarily towards African-American viewers (see discussion below); and

•	iBiquity Digital Corporation (“iBiquity”), a leading developer of in-band on-channel digital broadcast technology.

In July 2003, we entered into a joint venture agreement with an affiliate of Comcast Corporation and other investors to create TV One, LLC, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. We have committed to make a cumulative cash investment of $74.0 million in TV One over approximately four years, of which we have already funded $51.6 million. In December 2004, TV One entered into a distribution agreement with DIRECTV, Inc. (“DIRECTV”) and certain affiliates of DIRECTV became investors in TV One. As of December 31, 2006, we owned approximately 36% of TV One on a fully-converted basis.

We entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, which expires in January 2009, we are providing TV One with administrative and operational support services and access to Radio One personalities. Under the advertising services agreement, we are providing a specified amount of advertising to TV One over a term of five years ending in January 2009. In consideration of providing these services, we have received equity in TV One, and receive an annual cash fee of $500,000 in cash for providing services under the network services agreement.

We have launched websites for 66 of our radio stations, and we derive revenue from the sale of advertisements on those websites. We generally encourage our web advertisers to run simultaneous radio campaigns and use our radio airwaves to promote our websites. We have 26 websites, with at least one website located in every major market in which we broadcast, that simultaneously stream radio station content. By providing streaming, we have been able to broaden our listener reach, particularly to “office hour” listeners. We believe streaming has had a positive impact on our radio stations’ presence.

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

In December 2006 we acquired certain assets of Giant Magazine. Giant Magazine is an urban-themed music and lifestyle magazine. While we generally view the magazine business as a difficult business in which to operate, we believe that this magazine complements our existing asset base and can share resources across our platform of assets, including our radio stations, TV One, our growing Internet presence and our corporate back-office functions. Furthermore, as we develop a more comprehensive online strategy, we believe that Giant Magazine will be well positioned to support the content needs of our online initiative, given that much of the content that it creates is readily transferable to an online environment.

Competition

The radio broadcasting industry is highly competitive. Radio One’s stations compete for audiences and advertising revenue with other radio stations and with other media such as broadcast and cable television, the Internet, satellite radio, newspapers, magazines, direct mail and outdoor advertising, some of which may be controlled by horizontally-integrated companies. Audience ratings and advertising revenue are subject to change and any adverse change in a market could adversely affect our net broadcast revenue in that market. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and advertising revenue. Other radio companies which are larger and have more resources may also enter, or increase their presence in markets where we operate. Although we believe our stations are well positioned to compete, we cannot assure that our stations will maintain or increase their current ratings or advertising revenue.

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies, which may impact our business. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies are being, or have been, developed including the following:

•	satellite delivered digital audio radio service, which has resulted in the introduction of several new satellite radio services with sound quality equivalent to that of compact discs;

•	audio programming by cable television systems and direct broadcast satellite systems; and

•	digital audio and video content available for listening and/or viewing on the Internet and/or available for downloading to portable devices.

As a response to these and other competing technologies, we have entered into an alliance with XM Satellite Radio, whereby we program one channel on XM Satellite Radio’s satellite delivered digital audio radio service. Additionally, along with most other public radio companies, we have invested in iBiquity, a developer of digital audio broadcast technology. We have committed over the course of the next two years to convert most of our analog broadcast radio stations to in-band, on-channel digital radio broadcasts, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services. However, we cannot assure you that these arrangements will be successful or enable us to adapt effectively to these new media technologies. As of December 31, 2006, we have converted 31 stations to digital broadcast.

Antitrust Regulation

The agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission (“FTC”) and the Department of Justice (“DOJ”), may investigate acquisitions. The DOJ has challenged a number of radio broadcasting transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain stations. We cannot predict the outcome of any specific DOJ or FTC review of a particular acquisition.

For an acquisition meeting certain size thresholds, the Hart-Scott-Rodino Act requires the parties to file Notification and Report Forms concerning antitrust issues with the DOJ and the FTC and to observe specified waiting period requirements before completing the acquisition. If the investigating agency raises substantive issues in connection with a proposed transaction, the parties involved frequently engage in lengthy discussions and/or negotiations with the investigating agency to address those issues, including restructuring the proposed acquisition or divesting assets. In addition, the investigating agency could file suit in federal court to enjoin the acquisition or to require the divestiture of assets, among other remedies. All acquisitions, regardless of whether they are required to be reported under the Hart-Scott-Rodino Act, may be investigated by the DOJ or the FTC under the antitrust laws before or after completion. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws. The DOJ has stated publicly that it believes that local marketing agreements, joint sales agreements, time brokerage agreements and other similar agreements customarily entered into in connection with radio station transfers could violate the Hart-Scott-Rodino Act if such agreements take effect prior to the expiration of the waiting period under the Hart-Scott-Rodino Act. The DOJ has established certain revenue and audience share concentration benchmarks with respect to radio station acquisitions, above which a transaction may receive additional antitrust scrutiny. The DOJ has also investigated transactions that do not meet or exceed these benchmarks and has cleared transactions that do exceed these benchmarks.

Federal Regulation of Radio Broadcasting

The radio broadcasting industry is subject to extensive and changing regulation by the Federal Communications Commission (“FCC”) of ownership limitations, programming, technical operations, employment and other business practices. The FCC regulates radio broadcast stations pursuant to the Communications Act (the “Communications Act”) of 1934, as amended. The Communications Act permits the operation of radio broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. Among other things, the FCC:

•	assigns frequency bands for radio broadcasting;

•	determines the particular frequencies, locations, operating power, interference standards and other technical parameters of radio broadcast stations;

•	issues, renews, revokes and modifies radio broadcast station licenses;

•	imposes annual regulatory fees and application processing fees to recover its administrative costs;

•	establishes technical requirements for certain transmitting equipment to restrict harmful emissions;

•	adopts and implements regulations and policies that affect the ownership, operation, program content and employment and business practices of radio broadcast stations; and

•	has the power to impose penalties, including monetary forfeitures, for violations of its rules and the Communications Act.

The Communications Act prohibits the assignment of an FCC license, or transfer of control of an FCC licensee, without the prior approval of the FCC. In determining whether to grant or renew a radio broadcast license or consent to assignment or transfer of a license, the FCC considers a number of factors, including restrictions on foreign ownership, compliance with FCC media ownership limits and other FCC rules, the licensee (or proposed licensee) and compliance with the Anti-Drug Abuse Act of 1988. A licensee’s failure to comply with the requirements of the Communications Act or FCC rules and policies may result in the imposition of sanctions, including admonishment, fines, the grant of a license renewal of less than a full eight-year term or with conditions, denial of a license renewal application, the revocation of an FCC license and/or the denial of FCC consent to acquire additional broadcast properties.

Congress, the FCC and, in some cases, local jurisdictions, are considering and may in the future adopt new laws, regulations and policies that could affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance such acquisitions. Such matters include or may include:

•	changes to the license authorization and renewal process;

•	proposals to improve record keeping;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	changes to rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding political and non-political program content, funding, political advertising rates, and sponsorship disclosures;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals regarding the regulation of the broadcast of indecent or violent content;

•	proposals to increase the actions stations must take to demonstrate service to their local communities;

•	technical and frequency allocation matters;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

•	changes to allow satellite radio operators to insert local content into their programming service;

•	changes to allow telephone companies to deliver audio and video programming to homes in their service areas; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

The FCC also has adopted procedures for the auction of broadcast spectrum in circumstances where two or more parties have filed mutually exclusive applications for authority to construct new stations or certain major changes in existing stations. Such procedures may limit our efforts to modify or expand the broadcast signals of our stations. We cannot predict what changes, if any, might be adopted or considered in the future, or what impact, if any, the implementation of any particular proposals or changes might have on our business.

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

After considering these factors and any petitions to deny a license renewal application (which may lead to a hearing), the FCC may grant the license renewal application with or without conditions, including renewal for a term less than the maximum otherwise permitted. Historically, our licenses have been renewed without any conditions or sanctions imposed; however, there can be no assurance that the licenses of each of our stations will be renewed for a full term without conditions or sanctions.

Types of FCC Broadcast Licenses.  The FCC classifies each AM and FM radio station. An AM radio station operates on either a clear channel, regional channel or local channel. A clear channel serves wide areas, particularly at night. A regional channel serves primarily a principal population center and the contiguous rural areas. A local channel serves primarily a community and the suburban and rural areas immediately contiguous to it. Class A, B and C radio stations each operate unlimited time. Class A radio stations render primary and secondary service over an extended area. Class B radio stations render service only over a primary service area. Class C radio stations render service only over a primary service area that may be reduced as a consequence of interference. Class D radio stations operate either daytime hours only, during limited times only, or unlimited time with low nighttime power.

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

					Antenna
				ERP (FM)	Height (AM)
	Station Call	Year of		Power (AM)	HAAT (FM)	Operating	Expiration Date
Market	Letters	Acquisition	FCC Class	in Kilowatts	in Meters	Frequency	of FCC License

Atlanta	WPZE-FM	1999	C3	7.9	175.0	97.5 MHz	04/01/2012
	WJZZ-FM	1999	C3	21.5	110.0	107.5 MHz	04/01/2012
	WHTA-FM	2002	C2	27.0	176.0	107.9 MHz	04/01/2012
	WAMJ-FM	2004	A	3.0	143.0	102.5 MHz	04/01/2012
Washington, DC	WOL-AM	1980	C	1.0	52.1	1450 kHz	10/01/2011
	WMMJ-FM	1987	A	2.9	146.0	102.3 MHz	10/01/2011
	WKYS-FM	1995	B	24.5	215.0	93.9 MHz	10/01/2011
	WPRS-FM(1)	—	B	20.0	244.0	104.1 MHz	10/01/2011
	WYCB-AM	1998	C	1.0	50.9	1340 kHz	10/01/2011

					Antenna
				ERP (FM)	Height (AM)
	Station Call	Year of		Power (AM)	HAAT (FM)	Operating	Expiration Date
Market	Letters	Acquisition	FCC Class	in Kilowatts	in Meters	Frequency	of FCC License

Philadelphia	WPPZ-FM(2)	1997	A	0.34	305.0	103.9 MHz	08/01/2006	*
	WPHI-FM(3)	2000	B	17.0	263.0	100.3 MHz	08/01/2014
	WRNB-FM(4)	2004	A	0.78	276.0	107.9 MHz	06/01/2014
Detroit	WDMK-FM	1998	B	20.0	221.0	105.9 MHz	10/01/2012
	WCHB-AM	1998	B	50.0	49.3	1200 kHz	10/01/2012
	WHTD-FM	1998	B	50.0	152.0	102.7 MHz	10/01/2012
Los Angeles	KRBV-FM(5)	2000	B	5.3	916.0	100.3 MHz	12/01/2013
Houston	KMJQ-FM	2000	C	100.0	524.0	102.1 MHz	08/01/2013
	KBXX-FM	2000	C	100.0	585.0	97.9 MHz	08/01/2013
	KROI-FM(6)	2004	C1	22.0	526.0	92.1 MHz	08/01/2013
Miami	WTPS-AM(7)	2000	B	50.0	69.4	1080 kHz	02/01/2012
Dallas	KBFB-FM	2000	C	100.0	491.0	97.9 MHz	08/01/2013
	KSOC-FM	2001	C	100.0	591.0	94.5 MHz	08/01/2013
Baltimore	WWIN-AM	1992	C	0.5	86.8	1400 kHz	10/01/2011
	WWIN-FM	1992	A	3.0	91.0	95.9 MHz	10/01/2011
	WOLB-AM	1993	D	0.25	85.3	1010 kHz	10/01/2011
	WERQ-FM	1993	B	37.0	174.0	92.3 MHz	10/01/2011
St. Louis	WFUN-FM	1999	C3	24.5	102.0	95.5 MHz	12/01/2012
	WHHL-FM(8)	2006	C2	39.0	168.0	104.1 MHz	12/01/2012
Cleveland	WERE-AM	1999	B	5.0	128.1	1300 kHz	10/01/2012
	WENZ-FM	1999	B	16.0	272.0	107.9 MHz	10/01/2012
	WZAK-FM	2000	B	27.5	189.0	93.1 MHz	10/01/2012
	WJMO-AM	2000	C	1.0	106.7	1490 kHz	10/01/2012
Charlotte	WQNC-FM(9)	2000	A	6.0	100.0	92.7 MHz	12/01/2011
	WPZS-FM(10)	2004	A	6.0	100.0	100.9 MHz	12/01/2011
Richmond	WPZZ-FM(11)	1999	C1	100.0	299.0	104.7 MHz	10/01/2011
	WCDX-FM	2001	B1	4.5	235.0	92.1 MHz	10/01/2011
	WKJM-FM(12)	2001	A	6.0	100.0	99.3 MHz	10/01/2011
	WKJS-FM(13)	2001	A	2.3	162.0	105.7 MHz	10/01/2011
	WROU-AM(14)	2001	C	1.0	121.9	1240 kHz	10/01/2011
Raleigh-Durham	WQOK-FM	2000	C1	100.0	299.0	97.5 MHz	10/01/2011
	WFXK-FM	2000	C1	100.0	299.0	104.3 MHz	12/01/2011
	WFXC-FM	2000	A	2.6	153.0	107.1 MHz	12/01/2011
	WNNL-FM	2000	C3	7.9	176.0	103.9 MHz	12/01/2011
Boston	WILD-AM	2001	D	5.0	59.6	1090 kHz	04/01/2014
Columbus	WCKX-FM	2001	A	1.9	126.0	107.5 MHz	10/01/2012
	WXMG-FM	2001	A	2.6	154.0	98.9 MHz	10/01/2012
	WJYD-FM	2001	A	6.0	100.0	106.3 MHz	10/01/2012
Cincinnati	WIZF-FM	2001	A	2.5	155.0	100.9 MHz	08/01/2012
	WDBZ-AM(15)	—	C	1.0	60.7	1230 kHz	10/01/2012
	WMOJ-FM(16)	2006	A	4.6	130.0	100.3 MHz	10/01/2012
Indianapolis	WHHH-FM	2000	A	3.3	87.0	96.3 MHz	08/01/2012
	WTLC-FM	2000	A	3.0	100.0	106.7 MHz	08/01/2012
	WYJZ-FM	2000	A	6.0	100.0	100.9 MHz	08/01/2012
	WTLC-AM	2001	B	5.0	140.0	1310 kHz	08/01/2012
Minneapolis	KTTB-FM	2001	C1	100.0	176.0	96.3 MHz	04/01/2013

					Antenna
				ERP (FM)	Height (AM)
	Station Call	Year of		Power (AM)	HAAT (FM)	Operating	Expiration Date
Market	Letters	Acquisition	FCC Class	in Kilowatts	in Meters	Frequency	of FCC License

Augusta	WAEG-FM	2000	A	3.0	100.0	92.3 MHz	04/01/2012
	WTHB-FM	2000	A	6.0	100.0	100.9 MHz	04/01/2012
	WAKB-FM	2000	C3	0.75	416.0	96.9 MHz	04/01/2012
	WFXA-FM	2000	A	6.0	92.0	103.1 MHz	04/01/2012
	WTHB-AM	2000	D	5.0	82.7	1550 kHz	04/01/2012
Louisville	WDJX-FM	2001	B	24.0	218.0	99.7 MHz	08/01/2012
	WLRX-FM(17)	2003	A	3.0	100.0	104.3 MHz	08/01/2012
	WGZB-FM	2001	A	1.6	194.0	96.5 MHz	08/01/2012
	WXMA-FM	2001	A	6.0	87.0	102.3 MHz	08/01/2012
	WMJM-FM	2001	A	2.0	59.0	101.3 MHz	08/01/2012
	WLRS-FM	2001	A	2.2	136.0	105.1 MHz	08/01/2012
Dayton	WGTZ-FM	2001	B	40.0	168.0	92.9 MHz	10/01/2012
	WDHT-FM	2001	B	50.0	150.0	102.9 MHz	10/01/2012
	WING-AM	2001	B	5.0	118.1	1410 kHz	10/01/2012
	WKSW-FM	2001	A	3.2	124.0	101.7 MHz	10/01/2012
	WROU-FM(18)	2003	A	0.89	182.0	92.1 MHz	10/01/2012

(1)	We operate WPRS-FM (formerly known as WXGG-FM) pursuant to a local marketing agreement.

(2)	WPPZ-FM (formerly known as WPHI-FM). WPPZ-FM operates with facilities equivalent to 3kW at 100 meters.

(3)	WPHI-FM (formerly known as WPLY-FM).

(4)	WRNB-FM (formerly known as WPPZ-FM, formerly known as WSNJ-FM, and formerly licensed to Bridgeton, NJ). The FCC granted authority to change the community of license to Pennsauken, NJ and we relocated the operations of the station to serve the greater Philadelphia market.

(5)	We also hold a license for K261AB, a translator for KRBV-FM (formerly known as KKBT-FM).

(6)	KROI-FM (formerly known as KRTS-FM).

(7)	WTPS-AM (formerly known as WVCG-AM).

(8)	WHHL-FM (formerly known as WRDA-FM).

(9)	WQNC-FM (formerly known as WCHH-FM).

(10)	WPZS-FM (formerly known as WABZ-FM).

(11)	WPZZ-FM (formerly known as WKJS-FM)

(12)	WKJM-FM (formerly known as WPZZ-FM).

(13)	WKJS-FM (formerly known as WJMO-FM).

(14)	WROU-AM (formerly known as WGCV-AM)

(15)	We operate WDBZ-AM pursuant to a local marketing agreement.

(16)	WMOJ-FM (formerly known as WIFE-FM).

(17)	WLRX-FM (formerly known as WEGK-FM).

(18)	WROU-FM (formerly known as WRNB-FM)

*	Renewal of the license is currently pending before the FCC.

To obtain the FCC’s prior consent to assign or transfer control of a broadcast license, an appropriate application must be filed with the FCC. If the assignment or transfer involves a substantial change in ownership or control of the licensee, for example, the transfer or acquisition of more than 50% of the voting stock, the applicant must give public notice and make the application available to the public for 30 days. During this time, interested parties may file petitions with the FCC to deny the application. Informal objections may be filed any time until the FCC acts upon the application. If the FCC grants an assignment or transfer application, administrative procedures provide for reconsideration of the grant. The Communications Act also permits the appeal of a contested grant to a federal court in certain instances.

Under the Communications Act, a broadcast license may not be granted to or held by any persons who are not U.S. citizens or by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. The Communications Act prohibits indirect foreign ownership through a parent company of the licensee of more than 25% if the FCC determines the public interest will be served by the refusal or revocation of such license.

The FCC generally applies its media ownership limits to “attributable” interests. The interests of officers, directors and those who directly or indirectly hold five percent or more of the total outstanding votes of a corporation that holds a broadcast license are generally deemed attributable interests. Passive investors that hold stock for investment purposes only may hold attributable interests with the ownership of 20% or more of the voting stock of the licensee corporation. An entity with one or more radio stations in a market that enters into a local marketing agreement or a time brokerage agreement with another radio station in the same market obtains an attributable interest in the brokered radio station, if the brokering station supplies more than 15% of the brokered radio station’s weekly broadcast hours. Similarly, a station licensee’s rights under a joint sales agreement (“JSA”) to sell more than 15% per week of the advertising time on another station in the same market constitutes an attributable ownership interest for purposes of the FCC’s ownership rules. Debt instruments, non-voting stock, unexercised options and warrants, minority voting interests in corporations having a single majority shareholder and limited partnership or limited liability company membership interests where the interest holder is not “materially involved” in the media-related activities of the partnership or company interests where the holder is not materially involved in the media-related activities of the partnership or limited liability company generally do not subject their holders to attribution unless such interests implicate the FCC’s equity-debt-plus (or “EDP”) rule. Under the EDP rule, a major programming supplier or a same-market media entity will have an attributable interest in a station if the supplier or same-market media entity also holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and interest held by limited partners or limited liability company members that are not materially involved. A major programming supplier is any supplier that provides more than 15% of the station’s weekly programming hours.

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

The media ownership rules are subject to periodic review by the FCC. In 2003, the FCC adopted new rules to modify ownership limits, and to change the way a local market is defined and make JSAs involving more than 15% of a same-market station’s advertising sales “attributable” under the ownership limits. The 2003 rules were challenged in court and the Third Circuit stayed their implementation on the basis that the FCC did not adequately justify its radio ownership limits. Subsequently, the Third Circuit partially lifted its stay to allow the new local market definition and JSA attribution rule to go into effect. The FCC currently is applying such revisions to pending and new applications.

The numerical limits on radio stations that one entity may own in a local market, subject to further review based on the Third Circuit’s decision, are as follows:

•	in a radio market with 45 or more commercial radio stations, a party may own, operate or control up to eight commercial radio stations, not more than five of which are in the same service (AM or FM);

•	in a radio market with 30 to 44 commercial radio stations, a party may own, operate or control up to seven commercial radio stations, not more than four of which are in the same service (AM or FM);

•	in a radio market with 15 to 29 commercial radio stations, a party may own, operate or control up to six commercial radio stations, not more than four of which are in the same service (AM or FM); and

•	in a radio market with 14 or fewer commercial radio stations, a party may own, operate or control up to five commercial radio stations, not more than three of which are in the same service (AM or FM), except that a party may not own, operate, or control more than 50% of the radio stations in such market.

To apply these tiers, the FCC currently relies on Arbitron Metro Survey Areas, where they exist. In other areas, the FCC relies on a contour-overlap methodology. Under this approach, the FCC uses one overlapping contour methodology for defining a local radio market and counting the number of stations that the applicant controls or proposes to control in that market, and it employs a separate overlapping contour methodology for determining the number of operating commercial radio stations in the market for determining compliance with the local radio ownership caps. For radio stations located outside Arbitron Metro Survey Areas, the FCC is undertaking a rulemaking to determine how to define local radio markets in areas located outside Arbitron Metro Survey Area. The market definition used by the FCC in applying its ownership rules may not be the same as that used for purposes of the Hart-Scott-Rodino Act.

In its 2003 media ownership decision, the FCC adopted new cross-media limits to replace the former newspaper-broadcast and radio-television cross-ownership rules. It voted to grandfather existing radio or radio/television combinations that otherwise would violate the revised media ownership rules until the combination is sold. These provisions have been remanded by the Third Circuit for further FCC consideration and are currently subject to a judicial stay. The FCC has commenced a new rule making proceeding pursuant to the remand from the Third Circuit, which remains pending.

The attribution and media ownership rules limit the number of radio stations we may acquire or own in any particular market and may limit the prospective buyers of any stations we want to sell. The FCC’s rules could affect our business in a number of ways, including, but not limited to, the following:

•	enforcement of a more narrow market definition based upon Arbitron markets could have an adverse effect on our ability to accumulate stations in a given area or to sell a group of stations in a local market to a single entity;

•	restricting the assignment and transfer of control of radio combinations that exceed the new ownership limits as a result of the revised local market definitions could adversely affect our ability to buy or sell a group of stations in a local market from or to a single entity;

•	attributing JSAs for multiple ownership purposes could limit our ability to buy or sell time on certain stations; and

•	in general terms, future changes in the way the FCC defines markets or determines excess market concentration for purposes of the broadcast multiple ownership rules, could limit our ability to acquire new stations in certain markets, our ability to operate stations pursuant to certain agreements, and our ability to improve the coverage contours of our existing stations.

Programming and Operations.  The Communications Act requires broadcasters to serve the “public interest” by presenting programming in response to community problems, needs and interests and maintaining records demonstrating its responsiveness. The FCC considers complaints from listeners about a broadcast station’s programming, and the station is required to maintain complaints on public file for two years. Stations also must follow FCC rules regulating political advertising, obscene or indecent programming, sponsorship identification, contests and lotteries and technical operation, including limits on human exposure to radio frequency radiation.

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

The FCC requires that licensees not discriminate in hiring practices on the basis of race, color, religion, national origin or gender. They also require stations with at least five full-time employees to disseminate information about all full-time job openings and undertake outreach initiatives from an FCC list of activities such as participation in job fairs, internships or scholarship programs. Stations must retain records of their efforts and keep an annual EEO report in their public inspection files or post an electronic version on their websites. Radio stations with more than 10 full-time employees must file certain annual EEO reports with the FCC midway through their license term. The FCC is considering whether to apply these recruitment requirements to part-time employment positions.

From time to time, complaints may be filed against Radio One’s radio stations alleging violations of these or other rules. In addition, the FCC may conduct audits or inspections to ensure and verify licensee compliance with FCC rules and regulations. Failure to observe these or other rules and regulations can result in the imposition of various sanctions, including fines or conditions, the grant of “short” (less than the maximum eight year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

Employees

As of March 31, 2007, we employed 1,182 full-time employees and 508 part-time employees. Our employees are not unionized; however, some of our employees are covered by collective bargaining agreements that we assumed in connection with certain of our station acquisitions. We have not experienced any work stoppages and believe relations with our employees are satisfactory.

Corporate Governance

Code of Ethics.  We have adopted a code of ethics that applies to all of our directors, officers (including our principal financial officer and principal accounting officer) and employees and meets the requirements of the SEC and the NASDAQ Stock Market Rules. Our code of ethics can be found on our website, www.radio-one.com. We will provide a paper copy of the Code of Ethics, free of charge, upon request.

Audit Committee Charter.  Our audit committee has adopted a charter as required by the NASDAQ Stock Market Rules. This committee charter can be found on our website, www.radio-one.com. We will provide a paper copy of the audit committee charter, free of charge, upon request.

Compensation Committee Charter.  Our board of directors has adopted a compensation committee charter. We will provide a paper copy of the compensation committee charter, free of charge, upon request.

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

Seasonality

Seasonal net broadcast revenue fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in advertising expenditures by local and national advertisers. Our first quarter generally produces the lowest net broadcast revenue for the year.

Internet Address and Internet Access to SEC Reports

Our Internet address is www.radio-one.com. You may obtain through our Internet website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports will be available as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

ITEM 1A.	RISK FACTORS

Our future operating results could be adversely affected by a number of risks and uncertainties, the most significant of which are described below.

Our revenue is substantially dependent on spending by advertisers, and a decrease in such spending would adversely affect our revenue and operating results.

Substantially all of our revenue is derived from sales of advertisements and program sponsorships on our stations to local and national advertisers. We do not obtain long-term commitments from our advertisers and advertisers may cancel, reduce or postpone advertisements without penalty, which could adversely affect our revenue. Generally, advertising tends to decline during an economic recession or downturn. As a result, our advertising revenue is likely to be adversely affected by a recession or downturn in the United States economy, the economy of an individual geographic market in which we own or operate radio stations, or other events or circumstances that adversely affect advertising activity.

We may lose audience share and advertising revenue to our competitors.

Our radio stations compete for audiences and advertising revenue with other radio stations and station groups, and other media such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, outdoor advertising, the Internet and direct mail. Adverse changes in audience ratings and market shares could have a material adverse effect on our revenue. Larger radio broadcasting companies with more financial resources than we have may enter the markets in which we operate. Other stations may change their programming format or engage in aggressive promotional campaigns to compete directly with our stations for audiences and advertisers. This competition could result in lower ratings and advertising revenue for us or cause us to increase promotion and other expenses and, consequently, lower our earnings and cash flow. Changes in population, demographics, audience tastes and other factors beyond our control could also cause changes in audience ratings or market share. Failure by us to respond successfully to these changes could have an adverse effect on our business and financial performance. We cannot assure you that we will be able to maintain or increase our current audience ratings and advertising revenue.

A disproportionate share of our net revenue comes from a small number of markets.

Five of the 22 markets in which we own radio stations accounted for approximately 50% of our radio station net revenue for the year ended December 31, 2006. The Houston and Washington, DC markets accounted for approximately 25% of our consolidated net revenue for the 2006 year. Significant declines in one or more of these markets (Houston, Washington, DC, Atlanta, Baltimore and Los Angeles) could have a material adverse effect on our overall performance. We can provide no assurance that significant declines will not occur in other markets from which we derive a significant portion of our revenue.

If we are unable to successfully identify, acquire and integrate businesses pursuant to our diversification strategy, our business and prospects may be adversely impacted.

We are pursuing a strategy of acquiring and investing in other forms of media that complement our core radio business in an effort to grow our business and diversify our revenue streams. This strategy depends on our ability to find suitable opportunities and obtain acceptable financing. Negotiating transactions and integrating an acquired business could result in significant costs and use of management’s time and resources. In addition, the transactions we pursue may prove to be unprofitable. We can provide no assurance that our diversification strategy will be successful.

We must respond to the rapid changes in technology, services and standards, in order to remain competitive.

Standards in the radio broadcasting industry are evolving and new media technologies are emerging. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services to compete with these new technologies. Several new media technologies are being, or have been, developed, including the following:

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

We cannot assure you that we will be able to adapt successfully to these new media technologies.

The loss of key personnel, including on-air talent, could disrupt the management and operations of our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees, including on-air personalities. We believe that the combination of skills and experience possessed by our executive officers could be difficult to replace, and that the loss of one or more of them could have a material adverse effect on us, including the impairment of our ability to execute our business strategy. In addition several of our on-air personalities and syndicated radio programs hosts have large loyal audiences in their respective broadcast areas and may be significantly responsible for the ranking of a station. The loss of such on-air personalities could impact the ability of the station to sell advertising and our ability to derive revenue from syndicating programs hosted by them. We cannot be assured that these individuals will remain with us or will retain their current audiences.

Our business strategy could be hampered by a lack of attractive acquisition opportunities, difficulties in integrating those acquisitions or delays in completing divestitures.

Our business strategy partially depends on our ability to identify attractive radio stations in strategic markets at reasonable prices and to divest of radio stations that are no longer strategic to our core business. Some of the material risks that could hinder our ability to implement this strategy include:

•	reduction in the number of suitable acquisition targets due to increased competition for acquisition;

•	inability to find buyers for radio stations we target for sale at attractive prices due to decreasing market prices for radio stations;

•	failure or delays in completing acquisitions or divestitures due to difficulties in obtaining required regulatory approval, including possible difficulties by the seller or buyer in obtaining antitrust approval for acquisitions in markets where we already own multiple stations or establishing compliance with broadcast ownership rules;

•	difficulty in integrating operations and systems and managing a large group of radio stations and diverse businesses;

•	failure of some acquisitions to prove profitable or generate sufficient cash flow; and

•	inability to finance acquisitions on acceptable terms, through incurring debt or issuing common stock.

Our business depends on maintaining our licenses with the FCC. We could be prevented from operating a radio station if we fail to maintain its license.

We are required to maintain radio broadcasting licenses issued by the FCC. These licenses are ordinarily issued for a maximum term of eight years and are renewable. Our radio broadcasting licenses expire at various times through August 1, 2014. Interested third parties may challenge our renewal applications. In addition, we are subject to extensive and changing regulation by the FCC with respect to such matters as programming, indecency standards, technical operations, employment and business practices. If we or any of our significant stockholders, officers, or directors violate the FCC’s rules and regulations or the Communications Act, or is convicted of a felony, the FCC may commence a proceeding to impose fines or sanctions upon us. Examples of possible sanctions include the imposition of fines, the renewal of one or more of our broadcasting licenses for a term of fewer than eight years or the revocation of our broadcast licenses. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success.

There is significant uncertainty regarding the FCC’s media ownership rules, and such rules could restrict our ability to acquire radio stations.

The Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments of licenses. The FCC’s media ownership rules remain in flux and subject to further agency and court proceedings. (See “Business — Federal Regulation of Radio Broadcasting.”)

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

In 2004, the FCC indicated that it was enhancing its enforcement efforts relating to the regulation of indecency. Congress has increased the penalties for broadcasting indecent programming and potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material. In addition, the FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations.

Future asset impairment of our FCC licenses or goodwill could have an adverse effect.

Goodwill and intangible assets totaled approximately $2.0 billion at December 31, 2006, primarily attributable to acquisitions in recent years. We are required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” to test our goodwill and intangible assets for impairment at least annually. Impairment is measured as the excess of the carrying value of the goodwill or intangible over its fair value. Impairment may result from deterioration in our performance, changes in anticipated future cash flows, changes in business plans, adverse market conditions, adverse changes in applicable laws and regulations, or other factors. The amount of any impairment must be expensed as a charge to operations. As a result of impairment testing performed in the fourth quarter of 2006, the Company recognized an approximate $63.3 million impairment charge to its goodwill and radio broadcast licenses in 2006 for its Los Angeles and Louisville markets. Any future determination of further impairment of our FCC licenses and or goodwill could have an adverse effect on our financial condition and results of operations.

Two common stockholders have a majority voting interest in Radio One and have the power to control matters on which our common stockholders may vote, and their interests may conflict with yours.

As of April 30, 2007, our Chairperson and her son, our President and CEO, collectively held approximately 83.3% of the outstanding voting power of our common stock. As a result, our Chairperson and the CEO will control our management and policies and most decisions involving Radio One, including transactions involving a change of control, such as a sale or merger. In addition, certain covenants in our debt instruments require that our Chairperson and the CEO maintain a specified ownership and voting interest in Radio One, and prohibit other parties’ voting interests from exceeding specified amounts. In addition, the TV One operating agreement provides for adverse consequences to Radio One in the event our Chairperson and CEO fail to maintain a specified ownership and voting interest in us. Our Chairperson and the CEO have agreed to vote their shares together in elections of members to the board of directors.

Our substantial level of debt could limit our ability to grow and compete.

As of March 31, 2007, we had indebtedness of approximately $937.5 million. In June 2005, we borrowed $437.5 million under our credit facility to retire all outstanding obligations under our previous credit facilities. Draw downs of revolving loans under the credit facility are subject to compliance with provisions of our credit agreement, including, but not limited to, the financial covenants. As of December 31, 2006, we are permitted to borrow up to an additional approximately $31.3 million under our new credit facility. See “Management’s Discussion and Analysis — Liquidity and Capital Resources.” A portion of our indebtedness bears interest at variable rates. Increases in interest rates could increase the cost of our credit facilities. We have entered into various interest rate hedges to reduce our overall exposure to variable interest rates, consistent with the Credit Agreement which requires that at least 50% of our debt obligations be fixed rate in nature. Our substantial level of indebtedness could adversely affect us for various reasons, including limiting our ability to:

•	obtain additional financing for working capital, capital expenditures, acquisitions, debt payments or other corporate purposes;

•	have sufficient funds available for operations, future business opportunities or other purposes, after paying debt service;

•	compete with competitors that have less debt than we do; and

•	react to changing market conditions, changes in our industry and economic downturns.

The foregoing list is not exhaustive. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations. In addition, our debt agreements contain covenants that may limit our ability to borrow additional money, purchase or sell assets, incur liens, enter into transactions with affiliates, consolidation or mergers, and other restrictive covenants that may limit our operational flexibility.

We could incur adverse effects from our voluntary stock option grants review and resulting financial restatements.

As described in the Explanatory Note and Note 2 to the Consolidated Financial Statements, we have recorded additional stock-based compensation expense and related tax effects with regard to certain past stock option grants, and restated certain previously filed financial statements included in this Form 10-K. The stock option grant review and related activities have resulted in substantial expenses for legal, accounting, tax and other professional services, have diverted management’s attention from the day-to-day business, and could in the future harm our business, financial condition, results of operations and cash flows. In addition, the stock option grant review and restatement of our prior financial statements have exposed us to greater risks associated with litigation, regulatory proceedings and government enforcement actions. We have received a letter of informal inquiry from the SEC regarding the review of our stock option accounting. We intend to fully cooperate with the SEC’s inquiry. We are unable to predict whether a formal inquiry will be initiated or what consequences any further inquiry may have on us. We are unable to predict the likelihood of or potential outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters could be time-consuming and expensive, further distract management from other business concerns and harm our business. Furthermore, if we were subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business and financial condition.

While we believe that we have made appropriate judgments in determining the correct measurement dates for our historical stock option grants, the SEC may disagree with the manner in which we have accounted for and reported the financial impact. Accordingly, there is a risk we may have to further restate prior financial statements, amend prior filings with the SEC, or take other actions not currently contemplated.

We have received NASDAQ Staff Determination letters stating that, as a result of the delayed filing of this Form 10-K and our first quarter Form 10-Q, we were subject to delisting from the NASDAQ Stock Market. We have requested an extension to file and believe that, with the filing of this Form 10-K and our first quarter Form 10-Q, the non-compliance with Marketplace Rule 4310(c)(14) will be remedied, subject to NASDAQ’s completion of its compliance protocols. If the SEC disagrees with the manner in which we have accounted for the financial impact of past stock option grants, there could be further delays in filing subsequent SEC reports that could result in delisting of our common stock from the NASDAQ Stock Market.

If we do not successfully maintain effective internal control over financial reporting or implement the remedial measures we have identified to address the control deficiencies related to our restatement, we could fail to prevent or detect another material misstatement of our financial statements or otherwise fail to meet our financial reporting obligations. This could have a material adverse effect on our business, financial condition and results of operations and, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. We typically lease our studio and office space with lease terms ranging from five to 10 years in length. A station’s studios are generally housed with its offices in business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We lease a majority of our main transmitter/antenna sites and associated broadcast towers and, when negotiating a lease for such sites, we try to obtain a lengthy lease term with options to renew. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases, or in leasing additional space or sites, if required.

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

In November 2001, Radio One and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, captioned, In re Radio One, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10160. Similar complaints were filed in the same court against hundreds of other public companies (Issuers) that conducted initial public offerings of their common stock in the late 1990s (“the IPO Lawsuits”). In the complaint filed against Radio One (as amended), the plaintiffs claimed that Radio One, certain of its officers and directors, and the underwriters of certain of its public offerings violated Section 11 of the Securities Act. The plaintiffs’ claim was based on allegations that Radio One’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by the underwriters, and the stock allocation practices of the underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that this omission constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

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

In June 2004, Radio One executed a final settlement agreement with the plaintiffs. In February 2005, the court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement subject to modification of certain bar orders contemplated by the settlement. In August 2005, the court reaffirmed class certification and preliminary approval of the modified settlement in a comprehensive order. The settlement is still subject to statutory notice requirements and final judicial approval. A form of Notice was sent to members of the settlement classes beginning in November 2005. In April 2006, the court held a Final Settlement Fairness Hearing. The court’s decision on final approval of the settlement remains pending.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

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

	High	Low

2006
First Quarter	$11.01	$7.38
Second Quarter	8.51	6.87
Third Quarter	7.75	5.58
Fourth Quarter	7.25	5.95
2005
First Quarter	$16.48	$13.04
Second Quarter	15.08	12.29
Third Quarter	14.59	12.46
Fourth Quarter	13.25	10.21

Our Class D common stock is traded on the NASDAQ Stock Market under the symbol “ROIAK.” The following table presents, for the quarters indicated, the high and low sales prices per share of our Class D common stock as reported on the NASDAQ Stock Market.

	High	Low

2006
First Quarter	$11.04	$7.40
Second Quarter	8.53	6.85
Third Quarter	7.77	5.60
Fourth Quarter	7.22	5.96
2005
First Quarter	$16.43	$13.06
Second Quarter	15.05	12.30
Third Quarter	14.59	12.46
Fourth Quarter	13.25	10.22

Dividends

Since first selling our common stock publicly in May 1999, we have not declared any cash dividends on our common stock. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our board of directors in light of our earnings, financial position, capital requirements, contractual restrictions contained in our credit facility and the indentures governing our senior subordinated notes, and other factors as the board of directors deems relevant. See “Management’s Discussion and Analysis — Liquidity and Capital Resources” and Note 10 of our Consolidated Financial Statements — Long-Term Debt.

Number of Stockholders

Based upon a survey of record holders and a review of our stock transfer records, as of April 25, 2007, there were approximately 2,910 holders of Radio One’s Class A common stock, three holders of Radio One’s Class B common stock, three holders of Radio One’s Class C common stock, and approximately 4,481 holders of Radio One’s Class D common stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following table contains selected historical consolidated financial data with respect to Radio One. The information has been adjusted to reflect the restatement of our financial results, which is more fully described in the Explanatory Note, Management’s Discussion and Analysis and in Note 2 to the Consolidated Financial Statements. The data for the Consolidated Balance Sheets as of December 2005, 2004, 2003 and 2002 and the Consolidated Statements of Operations for the years ended December 2005, 2004, 2003 and 2002 have been restated to reflect the impact of the stock-based compensation adjustments and the correction of the state tax NOL error. Such restated data has been derived from the books and records of the Company. The selected historical consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements of Radio One included elsewhere in this report.

	Year Ended December 31,(1)
	2006	2005(4)	2004(4)	2003(4)	2002(4)
		(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(In thousands, except share data)

Statements of Operations:
Net broadcast revenue	$367,017	$368,658	$317,231	$300,263	$293,008
Programming and technical expenses	80,222	69,610	52,807	50,954	48,941
Selling, general and administrative expenses	119,846	115,221	89,299	90,037	92,816
Corporate selling, general and administrative expenses	28,238	25,070	18,796	16,580	16,011
Depreciation and amortization	15,832	16,251	16,681	17,939	17,543
Impairment of long-lived assets	63,285	—	—	—	—

Operating income	59,594	142,506	139,648	124,753	117,697
Interest expense(2)	72,932	63,010	39,611	41,438	59,142
Equity in loss of affiliated company	2,341	1,846	3,905	2,123	—
Other income, net	1,115	1,345	2,574	2,721	1,345

(Loss) income before provision for income taxes, minority interest in income of subsidiaries, discontinued operations and cumulative effect of accounting change	(14,564)	78,995	98,706	83,913	59,900
Provision for income taxes	274	28,238	38,808	32,250	25,545
Minority interest in income of subsidiaries	3,004	1,868	—	—	—

(Loss) income from continuing operations	(17,842)	48,889	59,898	51,663	34,355
Income (loss) from discontinued operations, net of tax	11,112	(254)	(413)	(28)	(63)
Cumulative effect of a change in accounting principle, net of tax	—	—	—	—	29,847

Net (loss) income	(6,730)	48,635	59,485	51,635	4,445
Preferred stock dividend	—	2,761	20,140	20,140	20,140

Net (loss) income applicable to common stockholders	$(6,730)	$45,874	$39,345	$31,495	$(15,695)

	Year Ended December 31,(1)
	2006	2005(4)	2004(4)	2003(4)	2002(4)
		(As Restated)	(As Restated)	(As Restated)	(As Restated)
	(In thousands, except share data)

Net (loss) income per common share — basic:
(Loss) income before income (loss) from discontinued operations and cumulative effect of a change in accounting principle(3)	$(0.18)	$0.44	$0.38	$0.30	$0.14
Discontinued operations, net of tax	.11	—	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	—	(0.29)

Net (loss) income applicable to common stockholders per share	$(0.07)	$0.44	$0.37	$0.30	$(0.15)

Net (loss) income per common share — diluted:
(Loss) income before income (loss) from discontinued operations and cumulative effect of a change in accounting principle(3)	$(0.18)	$0.44	$0.38	$0.30	$0.14
Discontinued operations, net of tax	.11	—	—	—	—
Cumulative effect of a change in accounting principle	—	—	—	—	(0.29)

Net (loss) income applicable to common stockholders per share	$(0.07)	$0.44	$0.37	$0.30	$(0.15)

Balance Sheet Data:
Cash and cash equivalents	$32,046	$19,081	$10,391	$38,010	$45,415
Short-term investments	—	—	10,000	40,700	40,700
Intangible assets, net	1,978,257	2,004,875	1,931,045	1,782,258	1,776,626
Total assets	2,195,210	2,201,380	2,111,141	2,001,461	1,984,360
Total debt (including current portion)	937,527	952,520	620,028	597,535	650,001
Total liabilities	1,176,963	1,178,834	782,405	722,814	740,151
Total stockholders’ equity	1,018,267	1,019,690	1,328,736	1,278,647	1,244,209

(1)	Year-to-year comparisons are significantly affected by Radio One’s acquisitions during the periods covered.

(2)	Interest expense includes non-cash interest, such as the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs.

(3)	Income (loss) before cumulative effect of a change in accounting principle is the reported amount, less dividends paid on Radio One’s preferred securities.

(4)	The following adjusts Radio One’s statements of operations for the years ended December 31, 2005, 2004, 2003 and 2002, balance sheet as of December 31, 2005 and selected balance sheet data as of December 31, 2004, 2003 and 2002 for the restatement as described in Note 2 of the Consolidated Financial Statements (in thousands except per share data):

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

NET BROADCAST REVENUE	$368,658	$—	$368,658	$317,231	$—	$317,231

OPERATING EXPENSES:
Programming and technical	69,603	7	69,610	52,786	21	52,807
Selling, general and administrative	115,177	44	115,221	89,172	127	89,299
Corporate selling, general and administrative	24,287	783	25,070	16,659	2,137	18,796
Depreciation and amortization	16,251	—	16,251	16,681	—	16,681

Total operating expenses	225,318	834	226,152	175,298	2,285	177,583

Operating income	143,340	(834)	142,506	141,933	(2,285)	139,648
INTEREST INCOME	1,428	—	1,428	2,524	—	2,524
INTEREST EXPENSE	63,010	—	63,010	39,611	—	39,611
EQUITY IN LOSS OF AFFILIATED COMPANY	1,846	—	1,846	3,905	—	3,905
OTHER INCOME (EXPENSE), net	(83)	—	(83)	50	—	50

Income before provision for income taxes, minority interest in income of subsidiaries and loss from discontinued operations	79,829	(834)	78,995	100,991	(2,285)	98,706
PROVISION FOR INCOME TAXES	27,177	1,061	28,238	38,976	(168)	38,808
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	1,868	—	1,868	—	—	—

Net income from continuing operations	50,784	(1,895)	48,889	62,015	(2,117)	59,898
LOSS FROM DISCONTINUED OPERATIONS, net of tax	254	—	254	413	—	413

Net income	50,530	(1,895)	48,635	61,602	(2,117)	59,485
PREFERRED STOCK DIVIDENDS	2,761	—	2,761	20,140	—	20,140

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$47,769	$(1,895)	$45,874	$41,462	$(2,117)	$39,345

BASIC NET INCOME PER COMMON SHARE	$0.46	$(0.02)	$0.44	$0.40	$(0.02)	$0.37
DILUTED NET INCOME PER COMMON SHARE	$0.46	$(0.02)	$0.44	$0.39	$(0.02)	$0.37
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	103,749,798	—	103,749,798	104,953,192	—	104,953,192

Diluted	103,893,782	—	103,893,782	105,429,038	—	105,429,038

	Year Ended December 31, 2003			Year Ended December 31, 2002
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

NET BROADCAST REVENUE	$300,263	$—	$300,263	$293,008	$—	$293,008
OPERATING EXPENSES:
Programming and technical	50,922	32	50,954	48,928	13	48,941
Selling, general and administrative	89,938	99	90,037	92,688	128	92,816
Corporate selling, general and administrative	14,334	2,246	16,580	13,765	2,246	16,011
Depreciation and amortization	17,939	—	17,939	17,543	—	17,543

Total operating expenses	173,133	2,377	175,510	172,924	2,387	175,311
Operating income	127,130	(2,377)	124,753	120,084	(2,387)	117,697
INTEREST EXPENSE	41,438	—	41,438	59,142	—	59,142
EQUITY IN LOSS OF AFFILIATED COMPANY	2,123	—	2,123	—	—	—
OTHER INCOME, net	2,721	—	2,721	1,345	—	1,345

Income before provision for income taxes, minority interest in income of subsidiaries and loss from discontinued operations	86,290	(2,377)	83,913	62,287	(2,387)	59,900
PROVISION FOR INCOME TAXES	32,479	(229)	32,250	25,323	222	25,545

Net income from continuing operations	53,811	(2,148)	51,663	36,964	(2,609)	34,355
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(28)	—	(28)	(63)	—	(63)
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE, net of tax	—	—	—	29,847	—	29,847

Net income	53,783	(2,148)	51,635	7,054	(2,609)	4,445
PREFERRED STOCK DIVIDENDS	20,140	—	20,140	20,140	—	20,140

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$33,643	$(2,148)	$31,495	$(13,086)	$(2,609)	$(15,695)

BASIC NET INCOME PER COMMON SHARE	$0.32	$(0.02)	$0.30	$(0.13)	$(0.03)	$(0.15)
DILUTED NET INCOME PER COMMON SHARE	$0.32	$(0.02)	$0.30	$(0.13)	$(0.03)	$(0.15)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	104,621,122	—	104,621,122	101,821,000	—	101,821,000

Diluted	105,071,223	—	105,071,223	101,821,000	—	101,821,000

	As of December 31, 2005
	As Reported	Adjustments	As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,081	$—	$19,081
Trade accounts receivable, net of allowance for doubtful accounts of $3,373	62,723	—	62,723
Prepaid expenses and other current assets	5,220	—	5,220
Income tax receivable	3,935	—	3,935
Deferred income tax asset	1,906	—	1,906
Current assets from discontinued operations	705	—	705

Total current assets	93,570	—	93,570
PROPERTY AND EQUIPMENT, net	48,317	—	48,317
GOODWILL	162,588	—	162,588
RADIO BROADCASTING LICENSES	1,788,643	—	1,788,643
OTHER INTANGIBLE ASSETS, net	53,644	—	53,644
INVESTMENT IN AFFILIATED COMPANY	37,362	—	37,362
OTHER ASSETS	6,527	—	6,527
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	10,729	—	10,729

Total assets	$2,201,380	$—	$2,201,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,113	$—	$3,113
Accrued interest	19,308	—	19,308
Accrued compensation and related benefits	20,756	—	20,756
Income taxes payable	3,805	—	3,805
Other current liabilities	8,616	507	9,123
Current portion of long-term debt	8	—	8
Current liabilities from discontinued operations	235	—	235

Total current liabilities	55,841	507	56,348
LONG-TERM DEBT, net of current portion	952,512	—	952,512
OTHER LONG-TERM LIABILITIES	6,316	—	6,316
DEFERRED INCOME TAX LIABILITY	161,923	344	162,267
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	1,391	—	1,391

Total liabilities	1,177,983	851	1,178,834

MINORITY INTEREST IN SUBSIDIARIES	2,856	—	2,856
STOCKHOLDERS’ EQUITY:
Common stock	99	—	99
Accumulated comprehensive income adjustments	958	—	958
Stock subscriptions receivable	(1,566)	—	(1,566)
Additional paid-in capital	1,026,429	9,226	1,035,655
Accumulated deficit	(5,379)	(10,077)	(15,456)

Total stockholders’ equity	1,020,541	(851)	1,019,690

Total liabilities and stockholders’ equity	$2,201,380	$—	$2,201,380

	Year Ended December 31, 2004			Year Ended December 31, 2003			Year Ended December 31, 2002
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands)			(In thousands)			(In thousands)

Balance Sheet Data:
Cash and cash equivalents	$10,391	$—	$10,391	$38,010	$—	$38,010	$45,415	$—	$45,415
Short-term investments	10,000	—	10,000	40,700	—	40,700	40,700	—	40,700
Intangible assets, net	1,931,045	—	1,931,045	1,782,258	—	1,782,258	1,776,626	—	1,776,626
Total assets	2,111,141	—	2,111,141	2,001,461	—	2,001,461	1,984,360	—	1,984,360
Total debt (including current portion)	620,028	—	620,028	597,535	—	597,535	650,001	—	650,001
Total liabilities	782,696	(291)	782,405	723,042	(228)	722,814	740,337	(186)	740,151
Total stockholders’ equity	1,328,445	291	1,328,736	1,278,419	228	1,278,647	1,244,023	186	1,244,209

The following table contains selected historical consolidated financial data derived from the audited financial statements of Radio One for each of the years in the five-year period ended December 31, 2006.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(in thousands)
Statement of Cash Flows:
Cash flows from (used in) —
Operating activities	$77,536	$101,627	$123,716	$109,720	$70,821
Investing activities	(46,227)	(28,301)	(155,495)	(44,357)	(105,277)
Financing activities	(17,984)	(64,636)	4,160	(72,768)	47,756
Other Data:
Cash interest expense(1)	$70,876	$53,753	$37,842	$39,894	$62,101
Capital expenditures	14,291	13,816	12,786	11,111	10,724

(1)	Cash interest expense is calculated as interest expense less non-cash interest, including the accretion of principal, the amortization of discounts on debt and the amortization of deferred financing costs for the indicated period.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Previously filed annual reports on Form 10-K and 10-K/A and quarterly reports on Form 10-Q, for fiscal periods commencing on or after January 1, 1999, affected by the restatements contained in this Form 10-K have not been amended and should no longer be relied upon.

RESTATEMENT NOTE

In this Form 10-K, we are restating, for reasons described below, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. This Form 10-K reflects the restatement of Selected Consolidated Financial Data for the years ended December 31, 2005, 2004, 2003 and 2002 in Item 6, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 for the years ended December 31, 2005 and 2004. In addition, we are restating the unaudited quarterly financial information and financial statements for the interim periods of 2005. The unaudited quarterly financial information and financial statements for the interim periods of 2006 are not restated, and the impact from the restatement was recorded in the three months ended December 31, 2006, as it did not have a material impact on 2006 annual or interim operating results.

The restatements do not result in a change to our previously reported revenue, cash flow from operations or total cash and cash equivalents shown in our historical consolidated financial statements. The stock-based compensation charges, including the tax effect and other adjustments, decreased net income by approximately $9.0 million for the years ended December 31, 1999 through December 31, 2005. For the year ended December 31, 2006, the stock-based compensation charges, including the tax effect and other adjustments related to the restatement increased the net loss by $246,000.

We have not amended any of our previously filed annual or quarterly reports on Form 10-K or 10-K/A for the periods affected by the restatement. For this reason, the consolidated financial statements and related financial information contained in such previously filed reports for the period from January 1, 1999 through December 31, 2005 should no longer be relied upon.

Audit committee review

Prompted by numerous headlines regarding the Securities and Exchange Commission’s (“SEC”) investigation of options practices by public companies, we conducted a voluntary, internal review of our historical stock option grant practices and related accounting. The review covered options granted during the period from May 1999 (the date of our initial public offering) through December 2006. Based on our preliminary findings, the Company’s audit committee retained the law firm of Covington & Burling LLP (“Covington”) to assist them in conducting a full investigation of our past option grant practices. Covington retained three information technology vendors to facilitate the search and retrieval of electronic data from our computer and backup storage systems, interviewed 27 current and former employees, board members, executive officers and outside counsel and reviewed over a million pages of documents. The documents reviewed included compensation committee and board meeting minutes, written consents, electronic data, employment and payroll records, employment agreements and offer letters, grant agreements and notices, SEC filings, recipient lists, stock option database information, and other relevant documents. Based on Covington’s investigation, the audit committee found no fraud or intentional wrongdoing. As a result of the internal review and investigation by Covington, the audit committee found that the original measurement dates of certain stock option grants, for financial accounting purposes, did not meet the requirements of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Consequently, for financial accounting purposes, we made the decision to revise the measurement dates for nine of the large grants awarded, and six individual grants, consistent with the standards of APB Opinion No. 25. With the exception of one grant, the closing price of our stock at the original stated grant date was lower than the closing price on the revised measurement date, which resulted in additional stock-based compensation expense in each of the years from 1999 through 2006. The additional stock-based compensation expense in some years was not material; the adjustment to 2006 was not material and was recorded in the fourth quarter of 2006.

Stock options grant summary

From May 1999 through December 31, 2006, we awarded stock options covering approximately 9.5 million shares of common stock. As shown in the table below, there were six annual company-wide grants to eligible employees as well as grants to executive officers, non-employee board members and individual employees. There was no annual grant to employees in 2004 and no annual grant to employees, executive officers or non-employee board members in 2006. Other than non-employee board members and one contractor, we did not award stock options to non-employees.

	Number of
Date of Grant	Options Granted	Grant Recipient(s)

May 17, 2005	1,285,000	Eligible employees, non-employee board members, contractor
August 10, 2004	1,500,000	Executive officer
June 1, 2004	25,000	Non-employee board members
December 19, 2003	1,371,750	Eligible employees, executive officers
August 11, 2003	50,000	Non-employee board members
December 31, 2002	1,025,750	Eligible employees
December 7, 2001	896,050	Eligible employees
August 24, 2001	20,000	Non-employee board members
April 3, 2001(1)	1,300,000	Executive officers, non-employee board members
October 20, 2000	545,334	Eligible employees
May 5, 1999(2)	608,994	Eligible employees, executive officer
Various	824,967	Individual employees

Total	9,452,845

(1)	None of the options awarded for this grant has been exercised, and all remaining non-forfeited options were cancelled in May 2007.

(2)	The post-stock split amount of options awarded for this grant is 608,994. The pre-stock split amount of options originally awarded is 207,208.

Adjustments to measurement dates

The requirement to revise the measurement dates of certain stock option grants, for financial accounting purposes, to meet the measurement date criteria of APB Opinion No. 25, is attributed to a number of different circumstances, described in the following paragraphs. Although measurement dates were adjusted in nine of the 11 large grants, 93% of the additional pre-tax stock-based compensation expense recorded is attributable to the April 2001 and the October 2000 grants. All remaining non-forfeited options awarded as part of the April 2001 grant were cancelled in May 2007. Of the nine large grants where measurement dates were revised, five involved grants to executive officers and/or non-employee directors, and the resulting additional pre-tax stock-based compensation expense was approximately $7.8 million.

No contemporaneous documentation of approval.  In the December 2002 and December 2003 company-wide grants, one of which also included executive officers, there was no contemporaneous documentation to confirm that compensation committee or board approval had occurred on the indicated grant date. Grant approval in each case was documented by unanimous written consent (“UWC”), using the “as of” date in the signed consent as the approval date. The measurement dates were adjusted to conform to the date on which the last consent was received, as evidenced by the header on the return telecopy, since the required granting actions, including approval, were not complete until the signed consents were returned to us. In the August 2003, June 2004 and May 2005 grants to non-employee board members, there was no contemporaneous documentation to confirm that approval had occurred on the original grant date. The August 2003 and June 2004 measurement dates were revised to the date that the Form 4 was filed with the SEC, which were two days after the originally assigned measurement dates for both grants. The May 2005 measurement date was revised to the date approval occurred, which was several weeks later.

Selection of grant date prior to approval.  In the December 2001 company-wide grant, the grant date selected was prior to the date on which the compensation committee approved the grant and the schedule of option recipients. The measurement date was adjusted to the date of the compensation committee meeting during which the related final granting action of approval occurred. In the April 2001 grant to executive officers and non-employee board members, the grant was ratified at a meeting of the board of directors, at which the board specified a designated grant date and corresponding exercise price that preceded the date of the board meeting by several weeks. The measurement date was adjusted to the date that the board of directors ratified the grant, as reflected in the board minutes. That grant accounted for 84% of the additional pre-tax stock-based compensation expense recorded. None of these options was exercised and no individual received a financial benefit from this grant. All remaining non-forfeited options awarded with this grant were cancelled in May 2007.

Lack of finality of recipient list on company-wide grants.  In the October 2000 and May 2005 company-wide grants, the list of grant recipients and the number of options awarded to each recipient was not documented or determined with finality until a date subsequent to the original measurement date. Because there was either no date on the final recipient lists, or because the recipient list was not final until after the original grant date, we determined the revised measurement date for the company-wide grant based on e-mail, option database record add date, employee communications, and other available documentation.

Improper measurement date selection.  In each of the six company-wide grants, certain recipients, including a contractor in one case, were added or option amounts were increased or decreased after the revised measurement date. In each of these cases, the best available evidence was used to determine the appropriate measurement date for the affected individual grant. The documentation that was relied on included the date of the letter communicating the terms of the award to the employee, the option database record add date and e-mail.

Incorrect measurement dates for new hire and other grants.  In three instances, the grant date for options offered to new employees as an incentive to accept the offer preceded the actual start date for the employee. This occurred either because the grant date used was the date of the offer letter rather than the start date or the employee’s start date was delayed but the grant date was not changed accordingly. In addition, there were three individual grants related to an employment agreement or status which were incorrectly recorded and adjusted to the appropriate grant measurement date. As a result, we recognized $11,000 of additional pre-tax stock-based compensation expense for the period from January 1, 1999 through December 31, 2005, relating to six individual grants.

The following table summarizes the above reasons for measurement date changes and the additional pre-tax stock-based compensation expense recognized, on a grant by grant basis:

	Additional Pre-Tax
	Stock-Based
	Compensation
Date of Grant	Expense	Reason for Measurement Date Changes
	(In thousands)

May 17, 2005	$3	No contemporaneous documentation of approval, lack of finality of recipient list on company-wide grants, improper measurement date selection
June 1, 2004	—	No contemporaneous documentation of approval
December 19, 2003	70	No contemporaneous documentation of approval, improper measurement date selection
August 11, 2003	10	No contemporaneous documentation of approval
December 31, 2002	218	No contemporaneous documentation of approval, improper measurement date selection
December 7, 2001	320	Selection of grant date prior to approval, improper measurement date selection
April 3, 2001(1)	7,779	Selection of grant date prior to approval
October 20, 2000	818	Lack of finality of recipient list on company-wide grants, improper measurement date selection
May 5, 1999	32	Improper measurement date selection
New Hire and Other Grants	11	Incorrect measurement dates for new hire and other grants

Total	$9,261

(1)	None of the options awarded for this grant has been exercised, and all remaining non-forfeited options were cancelled in May 2007.

Accounting impact

As a result of the investigation, we recorded additional stock-based compensation expense, after tax, of approximately $9.2 million, spread over the eight-year period from 1999 through 2006. The impact on our consolidated balance sheet at December 31, 2006 was an increase in additional paid-in capital of $9.3 million and an increase in accumulated deficit of $9.2 million, and at December 31, 2005, the impact was an increase in additional paid-in capital of $9.2 million and an increase in accumulated deficit of $9.0 million. There was no impact on revenue.

The following table shows the incremental impact for each year of the restatement period 1999 through 2005 from the stock-based compensation adjustments and related income tax effects (in thousands):

	Additional
	Stock-Based		Income Tax
	Compensation	Pre-Tax	Provision	After-Tax
Year Ended December 31	Expense	Adjustments	(Benefit)	Expense

1999	$10	$—	$(4)	$6
2000	54	—	(21)	33
2001	1,780	41	(552)	1,269
2002	2,212	175	222	2,609
2003	2,220	157	(229)	2,148

Cumulative Total	$6,276	$373	$(584)	$6,065
2004	2,199	86	(168)	2,117
2005	786	48	(38)	796

Total	$9,261	$507	$(790)	$8,978

Taxes

The tax consequences of the incorrect measurement dates have been computed and attributed to the years in which the errors arose. In the aggregate, the financial impact of these tax adjustments is a liability of $503,000 as of December 31, 2006. As a result of the change in measurement dates described above, certain stock options granted from May 1999 to December 2005 were issued at prices below fair market value on the revised measurement date and should have been classified as Non-Qualified Stock Options (“NQs”), rather than Incentive Stock Options (“ISOs”). Due to the differences in the tax treatment between ISOs and NQs, we underreported or under-withheld certain payroll taxes for those NQ options. The tax liabilities, including interest and penalties, that we have recorded include the impact of the reclassification of these options for tax purposes as depicted in the pre-tax adjustments column of the table included in Accounting Impact above. There were no options exercised in 1999 and 2000 for any grants that included revised measurement dates; hence, there was no resulting pre-tax adjustment impact. The income tax benefit of the additional stock-based compensation expense is significantly offset by the impact of Internal Revenue Code Section 162(m) limitations for three executive officers awarded options for the April 2001 grant. As a result of Section 162(m), approximately $2.4 million of the tax benefit lost was because of the maximum $1.0 million of deductible compensation allowed for federal income tax purposes.

Judgment and interpretation

The revised measurement dates were based on management’s assessment of the date on which all of the required actions for a specific grant were final. However, the lack of conclusive evidence for certain grants required management to exercise judgment in determining the revised measurement dates in those cases. We believe that we have used the best date that met all the conditions that constitute a measurement date under APB Opinion No. 25 in this restatement, taking into consideration all of the available evidence. We also believe our approach is the most appropriate way to establish the measurement date, consistent with the SEC’s guidance that the appropriate accounting will depend on the particular facts and circumstances, and that the issuer must use all available relevant information to form a reasonable conclusion. Alternative approaches to those used by us could have resulted in different compensation expense than those recorded by us in this restatement. Solely for the purpose of assessing the possible effect on compensation expense that using different measurement dates could have had, we selected alternative measurement dates, if any, that had any reasonable support, and calculated the resulting additional compensation expense. Based on this assessment, the resulting additional stock-based compensation could have been as high as approximately $12.3 million on a pre-tax basis, instead of approximately $9.3 million included in this restatement. The possible additional $3.0 million pre-tax compensation expense resulting from the selection to alternate measurement dates does not materially impact the affected interim or annual results of operations for the seven-year period covering the restatement.

Regulatory matters

We have received a letter of informal inquiry from the SEC requesting information related to our stock option grant practices review. The SEC letter states that the informal inquiry should not be construed as an indication by the SEC or its staff that any violation of law has occurred, or has an adverse reflection upon any person, entity or security. We intend to cooperate fully with the SEC in this matter.

We have received NASDAQ Staff Determination notices that we are not in compliance with NASDAQ Marketplace Rules for continued listing because we have not timely filed our Annual Report on Form 10-K for the year ended December 31, 2006 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007. These delisting notifications are routine procedure when a NASDAQ listed company fails to complete a required filing in a timely manner. We have requested an extension to file and believe that with the filing of this Form 10-K and our subsequent filing of our Form 10-Q for the quarter ended March 31, 2007, we will have returned to compliance with the rules.

Other restatement item

In addition to the adjustments related to the stock option review, the restated consolidated financial statements presented in this Form 10-K include an adjustment to correct an accounting error for the year ended December 31,

2005. This correction relates to a change in methodology in determining the carry forward of prior year net operating losses (“NOLs”) for state tax purposes. In connection with the change in methodology, an error was made in calculating the NOLs for certain states for 2005. The impact on the financial statements for the year ended December 31, 2005 is an additional deferred tax expense of approximately $1.1 million. The correction pertained to and is recorded in the three months ended December 31, 2005, and did not have a material impact on 2005 interim or annual results. The combined impact of the state tax NOL correction and the stock-based compensation adjustments described above reduced net income by approximately $1.9 million and $10.1 million for the year ended December 31, 2005 and the seven-year restatement periods from 1999 through 2005, respectively.

Financial Statements

See Note 2 to Consolidated Financial Statements for the impact of these adjustments on the consolidated financial statements and footnotes.

Overview

In 2006, our net broadcast revenue declined slightly compared to minimal growth for the radio broadcast industry. When compared to the revenue performance of the markets in which we operate, our slight revenue decline in 2006 was consistent with that experienced in those markets. Our 2006 revenue performance was impacted by the significant decline in revenue at our Los Angeles station. Overall industry growth is expected to remain stagnant and we remain cautious about the state of the radio industry. As a result, we will continue to be prudent with respect to our radio acquisition strategy, and will continue to monitor our cost growth closely.

Competition from digital audio players, the Internet and satellite radio, among other competitors, are some of the reasons the radio industry has seen such slow growth over the past few years. Advertisers have shifted their advertising budgets away from traditional media such as newspapers, broadcast television and radio to these new media forms. Internet companies have evolved from being large sources of advertising revenue for radio companies in the late-1990s, to being significant competitors for advertising dollars. All of these dynamics present significant challenges for companies such as ours as we look to maintain our listener levels and find new sources of revenue. We remain hopeful that the radio industry will show signs of recovery in 2007. Whether or not recovery occurs, we intend to build a company that will provide advertisers and creators of content a multifaceted way to reach African-American consumers.

Results of Operations

Revenue

We primarily derive revenue from the sale of advertising time and program sponsorships to local and national advertisers. Advertising revenue is affected primarily by the advertising rates our radio stations are able to charge, as well as the overall demand for radio advertising time in a market. These rates are largely based upon a radio station’s audience share in the demographic groups targeted by advertisers, the number of radio stations in the related market, and the supply of, and demand for, radio advertising time. Advertising rates are generally highest during morning and afternoon commuting hours.

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

During the year ended December 31, 2006, approximately 61% of our net revenue was generated from local advertising and approximately 36% was generated from national spot advertising, including network advertising. In comparison, during the year ended December 31, 2005, approximately 66% of our net revenue was generated from local advertising and approximately 32% was generated from national spot advertising, including network advertising. During the year ended 2004, approximately 70% of our net revenue was generated from local advertising and approximately 27% was generated from national advertising, including network advertising. The change in the 2005 versus 2004 revenue mix is primarily due to the 2005 consolidation of the March through December operating results of Reach Media. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely monitor the use of trade and barter agreements.

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

We generally incur advertising and promotional expenses to increase our audiences. However, because Arbitron reports ratings quarterly, any changed ratings and the effect on advertising revenue tends to lag behind the incurrence of advertising and promotional expenditures.

Measurement of Performance

We monitor and evaluate the growth and operational performance of our business using net income and the following key metrics:

(a) Net broadcast revenue:  The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net broadcast revenue. Net broadcast revenue consists of gross broadcast revenue, net of local and national agency and outside sales representative commissions consistent with industry practice. Net broadcast revenue is recognized in the period in which advertisements are broadcast. Net broadcast revenue also includes advertising aired in exchange for goods and services, which is recorded at fair value, revenue from sponsored events and other revenue.

(b) Station operating income:  Net (loss) income before depreciation and amortization, income taxes, interest income, interest expense, equity in loss of affiliated company, minority interest in income of subsidiaries, other expense, corporate expenses and non-cash and stock-based compensation expenses, impairment of long-lived assets and income (loss) from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our physical plant, income taxes provision, investments, debt financings, overhead and non-cash compensation. Station operating income is frequently used as a basis for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	Year Ended December 31,
	2006	2005	2004
		As Restated	As Restated
	(In thousands, except margin data)

Net broadcast revenue	$367,017	$368,658	$317,231
Station operating income	170,481	183,878	176,076
Station operating income margin	46.5%	49.9%	55.5%
Net (loss) income	(6,730)	48,635	59,485

The reconciliation of net (loss) income to station operating income is as follows:

	Year Ended December 31,
	2006	2005	2004
		As Restated	As Restated
	(In thousands)

Net (loss) income as reported	$(6,730)	$48,635	$59,485
Add back non-station operating income items included in net income:
Interest income	(1,393)	(1,428)	(2,524)
Interest expense	72,932	63,010	39,611
Provision for income taxes	274	28,238	38,808
Corporate selling, general and administrative, excluding non-cash and stock-based compensation	25,003	22,577	15,135
Non-cash compensation	1,238	1,758	2,413
Stock-based compensation	5,529	786	2,199
Equity in loss of affiliated company	2,341	1,846	3,905
Impairment of long-lived assets	63,285	—	—
Depreciation and amortization	15,832	16,251	16,681
Minority interest in income of subsidiaries	3,004	1,868	—
(Income) loss from discontinued operations, net of tax	(11,112)	254	413
Other expense (income), net	278	83	(50)

Station operating income	$170,481	$183,878	$176,076

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 (In thousands)

	Year Ended December 31,
	2006	2005	Increase/(Decrease)
		As Restated

Statements of Income:
Net broadcast revenue	$367,017	$368,658	$(1,641)	(0.4)%
Operating expenses:
Programming and technical, excluding non-cash compensation	79,490	69,603	9,887	14.2
Selling, general and administrative, excluding non-cash compensation	117,046	115,177	1,869	1.6
Corporate selling, general and administrative, excluding non-cash compensation	25,003	22,577	2,426	10.7
Non-cash compensation	1,238	1,758	(520)	(29.6)
Stock-based compensation	5,529	786	4,743	603.4
Depreciation and amortization	15,832	16,251	(419)	(2.6)
Impairment of long-lived assets	63,285	—	63,285	—

Total operating expenses	307,423	226,152	81,271	35.9

Operating income	59,594	142,506	(82,912)	(58.2)
Interest income	1,393	1,428	(35)	(2.5)
Interest expense	72,932	63,010	9,922	15.7
Equity in loss of affiliated company	2,341	1,846	495	26.8
Other expense, net	278	83	195	234.9

(Loss) income before provision for income taxes, minority interest in income of subsidiaries and income (loss) from discontinued operations	(14,564)	78,995	(93,559)	(118.4)
Provision for income taxes	274	28,238	(27,964)	(99.0)
Minority interest in income of subsidiary	3,004	1,868	1,136	60.8

Net (loss) income from continuing operations	(17,842)	48,889	(66,731)	(136.5)
Income (loss) from discontinued operations, net of tax	11,112	(254)	11,366	—

Net (loss) income	(6,730)	48,635	(55,365)	(113.8)
Preferred stock dividends	—	2,761	(2,761)	—

Net income applicable to common stockholders	$(6,730)	$45,874	$(52,604)	(114.7)%

Net broadcast revenue

Year Ended December 31,
2006	2005	Increase/(Decrease)

$367,017	$368,658	$(1,641)	(0.4)%

In 2006, we recognized approximately $367.0 million in net broadcast revenue compared to approximately $368.7 million during the same period in 2005. These amounts are net of agency and outside sales representative commissions, which were approximately $44.5 million during 2006, compared to approximately $47.0 million during the same period in 2005. Despite the consolidation of twelve months of operating results for Reach Media during the year ended December 31, 2006, compared to ten months of operating results for the same period in 2005, net broadcast revenue decreased 0.4% for the year ended December 31, 2006, compared to the same period in 2005. The decrease in net broadcast revenue was due to a decline in overall industry revenue in the markets in which we operate, a significant revenue decline in our Los Angeles market and more modest declines in our Atlanta, Charlotte, Dallas and Washington, DC markets. These declines were offset partially by increases in net broadcast revenue experienced in our Baltimore, Houston, Richmond and St. Louis markets, among others, increased net broadcast revenue due to consolidating Reach Media’s operating results and revenue from the January 2006 launch of the news/talk network. Excluding the operating results of Reach Media, our net broadcast revenue decreased approximately 3.1% for the year ended December 31, 2006, compared to the same period in 2005.

Operating expenses

Programming and technical, excluding non-cash compensation

Year Ended December 31,
2006	2005	Increase/(Decrease)

$79,490	$69,603	$9,887	14.2%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations and on the Tom Joyner syndicated television variety show. Programming and technical expenses also include expenses associated with our research activities and music royalties. The increase in programming and technical expenses resulted primarily from our consolidation of twelve months of operating results for Reach Media during the year ended December 31, 2006, compared to ten months of operating results for the year ended December 31, 2005. This includes approximately $1.4 million in additional expenses associated with the Tom Joyner syndicated television variety show launched by Reach Media in October 2005, which ended in September 2006. Increased programming and technical expenses were also due to approximately $2.1 million of additional bartered programming expenses, approximately $1.4 million in expenses associated with the January 2006 launch of the news/talk network and approximately $1.5 million in additional music royalties. Increased programming and technical expenses were also due to higher programming compensation, increased tower expenses and additional production costs. Excluding the operating results of Reach Media, programming and technical expenses increased 9.1% for the year ended December 31, 2006, compared to the same period in 2005.

Selling, general and administrative, excluding non-cash compensation

Year Ended December 31,
2006	2005	Increase/(Decrease)

$117,046	$115,177	$1,869	1.6%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses and back office expenses. Selling, general and administrative expenses also include expenses related to the advertising traffic (scheduling and insertion) functions. The increase in selling, general and administrative expenses resulted primarily from additional marketing and promotions spending, expenses associated with the January 2006 launch of the news/talk network, and additional compensation and benefits. The benefits increase was due to expenses associated with our 401(k) employee savings program, for which we began matching employee contributions in January 2006. These increases were partially offset by a decline in sales expenses associated with an approximately $5.3 million non-cash charge in September 2005 associated with terminating our national sales representation agreements with Interep National Radio Sales, Inc. (“Interep”). Excluding the 2005 one-time non-cash termination charge and subsequent amortization, selling, general and administrative expenses increased 7.8% for the year ended December 31, 2006, compared to the same period in 2005. Excluding both the one-time non-cash termination charge and subsequent amortization and the operating results of Reach Media, selling, general and administrative expenses increased 8.9% for the year ended December 31, 2006, compared to the same period in 2005.

Corporate selling, general and administrative, excluding non-cash compensation

Year Ended December 31,
2006	2005	Increase/(Decrease)

$25,003	$22,577	$2,426	10.7%

Corporate selling, general and administrative expenses consist of expenses associated with maintaining our corporate headquarters and facilities, including personnel. The increase in corporate selling, general and administrative expenses resulted primarily from our consolidation of twelve months of operating results for Reach Media during the year ended December 31, 2006, compared to ten months of operating results for the same period in 2005. The increase in corporate selling, general and administrative expenses also resulted from approximately $1.0 million in expenses associated with our 25th Anniversary awards event held in August 2006, approximately $0.7 million in severance expenses, additional professional services and consulting expenses associated with an abandoned transaction and increased travel and transportation spending. Excluding expenses associated with our 25th Anniversary awards event, the operating results of Reach Media and restated adjustments associated with our past option granting practices, corporate selling, general and administrative expenses increased 8.4% for the year ended December 31, 2006, compared to the same period in 2005.

Non-cash compensation

Year Ended December 31,
2006	2005	Increase/(Decrease)

$1,238	$1,758	$(520)	(29.6)%

Non-cash compensation consists of expenses associated with certain officer retention bonuses and expenses associated with restricted stock granted to certain on-air talent. The decrease in non-cash compensation resulted from lower expenses associated with the vesting of officer retention bonuses and reduced restricted stock expenses due to a lower fair value for the stock as of December 31, 2006, compared to the same period in 2005.

Stock-based compensation

Year Ended December 31,
2006	2005	Increase/(Decrease)

$5,529	$786	$4,743	603.4%

Stock-based compensation consists of expenses associated with our January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) eliminated accounting for share-based payments based on Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The 2005 stock-based compensation has been restated to reflect additional stock-based compensation associated with our option grant practices.

Depreciation and amortization

Year Ended December 31,
2006	2005	Increase/(Decrease)

$15,832	$16,251	$(419)	(2.6)%

The decrease in depreciation and amortization expense for the year ended December 31, 2006 was due primarily to the completion of amortization of some of our trade names in early 2006. This decrease was partially offset by additional depreciation and amortization resulting from assets and intangibles acquired as a result of our acquisition of 51% of the common stock of Reach Media in February 2005 and our consolidation of twelve months of operating results for Reach Media during the year ended December 31, 2006, compared to ten months of operating results for the same period in 2005.

Impairment of intangible assets

Year Ended December 31,
2006	2005	Increase/(Decrease)

$63,285	$—	$63,285	—%

The increase in the impairment of intangible assets reflects a charge taken for the impairment of goodwill and radio broadcasting licenses associated with our Los Angeles and Louisville markets.

Interest expense

Year Ended December 31,
2006	2005	Increase/(Decrease)

$72,932	$63,010	$9,922	15.7%

The increase in interest expense resulted from interest obligations associated with additional borrowings to partially fund the February 2005 redemption of our 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) in an amount of $309.8 million. Additional interest obligations were also incurred from additional borrowings throughout 2006 to fund partially the acquisitions of radio stations WHHL-FM (formerly WRDA-FM), WMOJ-FM (formerly WIFE-FM), and to fund partially the acquisition of the intellectual property of WMOJ-FM. Interest expense also increased due to higher market interest rates on the variable portion of our debt.

Equity in loss of affiliated company

Year Ended December 31,
2006	2005	Increase/(Decrease)

$2,341	$1,846	$495	26.8%

Equity in loss of affiliated company reflects our estimated equity in the net loss of TV One, LLC (“TV One”). The increased loss is due to the higher losses of TV One for the year ended December 31, 2006, compared to the same period in 2005.

Provision for income taxes

Year Ended December 31,
2006	2005	Increase/(Decrease)

$274	$28,238	$(27,964)	(99.0)%

The effective tax rate for the year ended 2006 was a negative 1.9%, compared to 35.8% in 2005. The decrease in the provision for income taxes for the year ended December 31, 2006 was primarily due to a decrease in pre-tax income for 2006 compared to 2005. These decreases were partially offset by increases to the provision for the tax impact of adopting SFAS No. 123(R), a current year impairment charge, an adjustment for state tax law changes for Ohio and Texas, in addition to valuation allowances established for charitable contribution carryforwards and certain state net operating losses. Excluding the effect the specific items above, our effective tax rate as of December 31, 2006 was 46.8%, compared to 44.6% as of December 31, 2005.

Minority interest in income of subsidiaries

Year Ended December 31,
2006	2005	Increase/(Decrease)

$3,004	$1,868	$1,136	60.8%

The increase in minority interest in income of subsidiaries is due primarily to an increase in Reach Media’s net income for the period ended December 31, 2006, compared to the same period in 2005.

Income (loss) from discontinued operations, net of tax

Year Ended December 31,
2006	2005	Increase/(Decrease)

$11,112	$(254)	$11,366	—%

The increase in income from discontinued operations, net of tax, resulted from the December 2006 sale of radio station WILD-FM in the Boston metropolitan area for approximately $30.0 million in cash, for which we recognized a gain, net of tax, of approximately $11.4 million.

Net (loss) income applicable to common stockholders

Year Ended December 31,
2006	2005	Increase/(Decrease)

$(6,730)	$45,874	$(52,604)	(114.7)%

Net (loss) income applicable to common stockholders reflects net (loss) income less dividends on our HIGH TIDES, if any. The net loss (income) applicable to common stockholders is attributable to a decrease of approximately $55.3 million in net income, partially offset by a decrease in dividends of approximately $2.8 million. Dividends on our HIGH TIDES were approximately $2.8 million in 2005 and $0 in 2006. In February, 2005, we redeemed all of our outstanding HIGH TIDES using proceeds from the sale of our $200.0 million 6 3/8% senior subordinated notes, borrowings of $110.0 million under our revolving credit facility, and available cash.

Other Data

Station operating income

Station operating income decreased to approximately $170.5 million for the year ended December 31, 2006, compared to approximately $183.9 million for the year ended December 31, 2005, a decrease of approximately $13.4 million, or 7.3%. This decrease was primarily due to increases in programming and technical and selling, general and administrative expenses described above. A reconciliation of net income to station operating (loss) income is provided on page 41.

Station operating income margin

Station operating income margin decreased to 46.5% for the year ended December 31, 2006 from 49.9% for the year ended December 31, 2005. This decrease was primarily attributable to an increase in station operating expenses related to the January 2006 launch of our news/talk network, barter programming, incremental music royalties and the implementation of the Company’s matching contribution to the employee 401(k) savings program described above.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 (In thousands)

	Year Ended December 31,
	2005	2004	Increase/(Decrease)
	As Restated	As Restated

Statements of Income:
Net broadcast revenue	$368,658	$317,231	$51,427	16.2%
Operating expenses:
Programming and technical, excluding non-cash compensation	69,603	51,982	17,621	33.9
Selling, general and administrative, excluding non-cash compensation	115,177	89,173	26,004	29.2
Corporate expenses, excluding non-cash compensation	22,577	15,135	7,442	49.2
Non-cash compensation	1,758	2,413	(655)	(27.1)
Stock-based compensation	786	2,199	(1,413)	(64.3)
Depreciation and amortization	16,251	16,681	(430)	(2.6)

Total operating expenses	226,152	177,583	48,569	27.4

Operating income	142,506	139,648	2,858	2.0
Interest income	1,428	2,524	(1,096)	(43.4)
Interest expense	63,010	39,611	23,399	59.1
Equity in loss of affiliated company	1,846	3,905	(2,059)	(52.7)
Other expense (income), net	83	(50)	133	266.0

Income before provision for income taxes, minority interest in income of subsidiary and loss from discontinued operations	78,995	98,706	(19,711)	(20.0)
Provision for income taxes	28,238	38,808	(10,570)	(27.2)
Minority interest in income of subsidiary	1,868	—	1,868	—

Net income from continuing operations	48,889	59,898	(11,009)	(18.4)
Loss from discontinued operations, net of tax	(254)	(413)	159	38.5

Net income	48,635	59,485	(10,850)	(18.2)
Preferred stock dividend	2,761	20,140	(17,379)	(86.3)

Net income applicable to common stockholders	$45,874	$39,345	$6,529	16.6%

Net broadcast revenue

Year Ended December 31,
2005	2004	Increase/(Decrease)

$368,658	$317,231	$51,427	16.2%

In 2005, we recognized approximately $368.7 million in net broadcast revenue compared to approximately $317.2 million during 2004. These amounts are net of agency and outside sales representative commissions, which were approximately $48.1 million during 2005, compared to approximately $44.0 million during 2004. The increase in net broadcast revenue was due primarily to our consolidation of the March through December 2005 operating results of Reach Media and, to a lesser degree, increased demand and pricing for advertising on some of our stations that resulted from improvement in the general economy, increased listenership and ratings, revenue from our new Internet initiative, and four new stations launched in late 2004 and 2005. Excluding the March through December 2005 operating results of Reach Media, our net broadcast revenue increased 5.4% for the year ended December 31, 2005, compared to the same period in 2004. The revenue growth in most of our markets, including Houston, Atlanta, Charlotte, Dallas, Columbus, and Washington, DC, was partially offset by revenue declines in Los Angeles due to soft ratings, in Baltimore due to general market conditions, and in Philadelphia due to a station format change.

Operating expenses

Programming and technical, excluding non-cash compensation

Year Ended December 31,
2005	2004	Increase/(Decrease)

$69,603	$51,982	$17,621	33.9%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of our programming on our radio stations. Programming and technical expenses also include expenses associated with our research activities and music royalties. The increase in programming and technical expenses during the year ended December 31, 2005 resulted primarily from our consolidation of the March through December 2005 operating results of Reach Media, and to a lesser extent, an increase in programming expenses relating to our on-air talent, tower rentals, incremental costs relating to expanding our presence on the Internet and four new stations launched in late 2004 and 2005. The increase is also driven by a 2004 non-recurring reduction of approximately $1.1 million in music royalties expense associated with the industry’s settlement with the American Society of Composers, Authors and Publishers. Excluding the March through December 2005 operating results of Reach Media, programming and technical expenses increased 5.1% for the year ended December 31, 2005, compared to the same period in 2004.

Selling, general and administrative, excluding non-cash compensation

Year Ended December 31,
2005	2004	Increase/(Decrease)

$115,177	$89,173	$26,004	29.2%

Selling, general and administrative expenses include expenses associated with our sales departments, offices, facilities and personnel (outside of our corporate headquarters), marketing expenses, back office expenses, and the advertising traffic (scheduling and insertion) functions. The increase in selling, general and administrative expenses resulted primarily from a one-time non-cash charge of approximately $5.3 million associated with terminating our national sales representation agreements with Interep and our consolidation of the March through December 2005 operating results of Reach Media. The increase in national sales representation expenses also resulted from a 2004 one-time reimbursement of approximately $3.4 million to us from a vendor pursuant to a performance-based agreement. Higher selling, general and administrative expenses also resulted from more compensation (mainly commissions and bonuses) and other selling expenses driven by increased revenue, marketing and promotional activity, higher event costs, and sales expenses associated with four new stations launched in late 2004 and 2005. Excluding both the March through December 2005 operating results of Reach Media, the approximately $5.3 million one-time charge associated with terminating the Interep national sales representation agreements, and the approximately $3.4 million one-time vendor payment, selling, general and administrative expenses increased 10.7% for the year ended December 31, 2005, compared to the same period in 2004.

Corporate selling, general and administrative, excluding non-cash compensation

Year Ended December 31,
2005	2004	Increase/(Decrease)

$22,577	$15,135	$7,442	49.2%

Corporate selling, general and administrative expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The increase in corporate selling, general and administrative expenses during the year ended December 31, 2005, resulted primarily from our consolidation of the March through December 2005 operating results of Reach Media, increased compensation, increased contract labor and additional professional fees. Excluding the March through December 2005 operating results of Reach Media and restated

adjustments associated with our past option granting practices, corporate selling, general and administrative expenses increased 16.1% for the year ended December 31, 2005, compared to the same period in 2004.

Stock-based compensation

Year Ended December 31,
2005	2004	Increase/(Decrease)

$786	$2,199	$(1,413)	(64.3)%

The total 2005 and 2004 stock-based compensation reflects the restated additional stock-based compensation associated with our option granting practices. The decrease in stock-based compensation is driven by the completion of the option vesting period for certain grants and any associated forfeitures and cancellations.

Depreciation and amortization

Year Ended December 31,
2005	2004	Increase/(Decrease)

$16,251	$16,681	$(430)	(2.6)%

The decrease in depreciation and amortization expense for the year ended December 31, 2005 was due primarily to the completion of amortization of some of our trade names in late 2004, and the completion of amortization of a software system in 2005, both of which were partially offset by depreciation for our additional capital expenditures made during 2005. Excluding the March through December 2005 operating results of Reach Media, depreciation and amortization expense decreased 25.6% for the year ended December 31, 2005, compared to the same period in 2004.

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

Interest expense

Year Ended December 31,
2005	2004	Increase/(Decrease)

$63,010	$39,611	$23,399	59.1%

The increase in interest expense during the year ended December 31, 2005 resulted from interest obligations associated with additional borrowings to fund partially the February 2005 redemption of our HIGH TIDES in an amount of $309.8 million. Additional interest obligations were also incurred from borrowings to fund partially the February 2005 acquisition of 51% of the common stock of Reach Media. Also, in June 2005, we entered into an $800.0 million credit agreement and simultaneously borrowed $437.5 million to retire our previous credit facilities.

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

Provision for income taxes

Year Ended December 31,
2005	2004	Increase/(Decrease)

$28,238	$38,808	$(10,570)	(27.2)%

The decrease in the provision for income taxes for the year ended December 31, 2005 was primarily due to a decrease in pre-tax income for 2005 compared to 2004, and the impact of a change to Ohio state tax laws enacted on June 30, 2005. The decrease was partially offset by our consolidation of the March through December 2005 operating results of Reach Media. Excluding the effect of the Ohio tax law change, our effective tax rate as of December 31, 2005 was 44.6%, compared to 39.4% as of December 31, 2004. The effective tax rate as of December 31, 2005 does not reflect the impact of SFAS No. 123(R), as we did not adopt this pronouncement until January 1, 2006.

Minority interest in income of subsidiaries

Year Ended December 31,
2005	2004	Increase/(Decrease)

$1,868	$—	$1,868	—%

The minority interest in income of subsidiaries of approximately $1.9 million for the year ended December 31, 2005 reflects the 49% minority stockholders’ interest in Reach Media’s net income for March through December of 2005. We acquired 51% of the common stock of Reach Media in February 2005.

Net income applicable to common stockholders

Year Ended December 31,
2005	2004	Increase/(Decrease)

$45,874	$39,345	$6,529	16.6%

Net income applicable to common stockholders is net income less dividends on our HIGH TIDES. The increase in net income applicable to common stockholders is attributable to a decrease of approximately $10.8 million in net income, and a decrease in dividends of approximately $17.4 million. Dividends on our HIGH TIDES were approximately $2.8 million in 2005 and approximately $20.1 million in 2004. In February 2005, we redeemed all our outstanding HIGH TIDES using proceeds from the sale of our $200.0 million 6 3/8% senior subordinated notes, borrowings of $110.0 million under our revolving credit facility, and available cash.

Other Data

Station operating income

Station operating income increased to approximately $183.9 million for the year ended December 31, 2005, compared to approximately $176.1 million for the year ended December 31, 2004, an increase of approximately $7.8 million, or 4.4%. This increase was primarily due to the consolidation of the March through December 2005 operating results of Reach Media, and increased net broadcast revenue in Radio One markets, which more than offset higher station operating expenses, including the one-time non-cash charge of approximately $5.3 million for the termination of the Interep national sales representation agreements. A reconciliation of net income to station operating income is provided on page 41.

Station operating income margin

Station operating income margin decreased to 49.9% for the year ended December 31, 2005 from 55.5% for the year ended December 31, 2004. This decrease was primarily attributable to consolidating the March through December 2005 operating results of Reach Media, a business that has lower margins than our core radio business. Contributing to the increased station operating expenses were the 2005 one-time non-cash charge of approximately $5.3 million for the termination of the Interep national sales representation agreements, and the 2004 one-time vendor reimbursement to us of approximately $3.4 million pursuant to a performance-based agreement.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and, to the extent necessary, commitments available under our amended and restated credit facilities and other debt or equity financings.

In June 2005, we entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). The agreement was amended in April 2006 to modify certain financial covenants. The term of the Credit Agreement is seven years and the total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with financial covenants and other provisions of the Credit Agreement. We may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, our common stock repurchase program, direct and indirect investments permitted under the Credit Agreement, and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that we must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to December 31, 2007, and no less than 2.25 to 1.00 from January 1, 2008 to December 31, 2008, and no less than 2.50 to 1.00 from January 1, 2009 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.00 to 1.00 from April 1, 2006 to December 31, 2007, and no greater than 6.00 to 1.00 from January 1, 2008 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the Credit Agreement, we borrowed $437.5 million under the Credit Agreement to retire all outstanding obligations under our previous credit agreement. We have received a waiver under the Credit Agreement extending the due date for delivery of our consolidated financial statements for the year ended December 31, 2006 and the quarter ended March 31, 2007 and waiving compliance with the interest ratio covenant in the Credit Agreement until July 13, 2007. We expect that with this filing of this Form 10-K and the subsequent filing of our first quarter Form 10-Q we will be in compliance with the requirements for delivery of our consolidated financial statements.

As of December 31, 2006, we had approximately $362.0 million available for borrowing. Taking into consideration the covenants under the Credit Agreement, approximately $31.3 million of that amount was available to be drawn down. Both the term loan facility and the revolving facility under the Credit Agreement bear interest, at our option, at a rate equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus a spread that ranges from 0.63% to 1.50%, or (ii) the prime rate plus a spread of up to 0.50%. The amount of the spread varies depending on our leverage ratio. We also pay a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the average balance of the revolving facility. We believe that we are in compliance with all covenants under the amended Credit Agreement. In connection with entering into the Credit Agreement in June 2005, we (a) recorded approximately $4.2 million of deferred financing costs to be amortized over the life of the Credit Agreement, and (b) wrote-off approximately $2.1 million of the previous credit facilities’ unamortized deferred financing costs as a loss on extinguishment of debt.

Under our Credit Agreement, we are required to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements that require us to pay a fixed rate of interest on the notional amount to a bank and the bank pays to us a variable rate equal to three-month LIBOR. As of December 31, 2006, we had four swap agreements in place for a total notional amount of $100.0 million, and the periods remaining on these swap agreements range in duration from 6 to 66 months. Our credit exposure under these swap agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance. All of the swap agreements are tied to the three-month LIBOR, which may fluctuate significantly on a daily basis. The valuation of each swap agreement is affected by the change in the three-month LIBOR and the remaining term of the agreement. Any increase in the three-month LIBOR results in a more favorable valuation, while a decrease results in a less favorable valuation. Under the terms of the Credit Agreement, we are required to enter into a new fixed rate swap agreement to replace the swap agreement that expires on June 16, 2007. There is no assurance that we will be able to do so, or to obtain a price as favorable as the price on the existing swap agreement.

The following table summarizes the interest rates in effect with respect to our debt as of December 31, 2006:

	Amount	Applicable
Type of Debt	Outstanding	Interest Rate
	(In millions)

Senior bank term debt (swap matures June 16, 2012)(1)	$25.0	5.97%
Senior bank term debt (swap matures June 16, 2010)(1)	25.0	5.77
Senior bank term debt (swap matures June 16, 2008)(1)	25.0	5.63
Senior bank term debt (swap matures June 16, 2007)(1)	25.0	5.58
Senior bank term debt (subject to variable interest rates)(2)	200.0	6.88
Senior bank revolving debt (subject to variable interest rates)(2)	137.5	6.88
8 7/8% Senior subordinated notes (fixed rate)	300.0	8.88
6 3/8% Senior subordinated notes (fixed rate)	200.0	6.38

(1)	A total of $100.0 million is subject to fixed rate swap agreements that became effective in June 2005. Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our Credit Agreement. That spread is currently set at 1.50% and is incorporated into the applicable interest rates set forth above.

(2)	Subject to rolling 90-day LIBOR plus a spread currently at 1.50% and incorporated into the applicable interest rate set forth above.

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

In 2001, we issued $300.0 million 8 7/8% senior subordinated notes due 2011. Approximately $8.2 million in deferred offering costs are being amortized to interest expense over the life of the notes using the effective interest rate method.

The indentures governing our senior subordinated notes require that we comply with certain financial covenants limiting our ability to incur additional debt and also place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things.

The following table provides a comparison of our statements of cash flows for the years ended December 31, 2006 and 2005:

	2006	2005
	(In thousands)

Net cash flows from operating activities	$77,536	$101,627
Net cash flows used in investing activities	(46,227)	(28,301)
Net cash flows (used in) from financing activities	(17,984)	(64,636)

Net cash flows from operating activities were approximately $77.5 million and $101.6 million for the years ended December 31, 2006 and 2005, respectively. Cash flows from operating activities for the year ended December 31, 2006 declined from the prior year primarily due to the decrease in operating income of approximately $82.9 million, coupled with increased interest expense resulting from a change to our capital structure described above. As a result of the 2005 redemption of all of our outstanding HIGH TIDES in an amount of $309.8 million, we now pay interest expense on debt, instead of dividends on our HIGH TIDES. The additional interest expense from the change in our capital structure is reflected in operating activities, whereas the dividends on our HIGH TIDES were reflected in financing activities.

Net cash flows used in investing activities were approximately $46.2 million and $28.3 million for the years ended December 31, 2006 and 2005, respectively. During the year ended December 31, 2006, we acquired the assets of WHHL-FM (formerly WRDA-FM), a radio station located in the St. Louis metropolitan area for approximately $20.0 million and the assets of WIFE-FM, a radio station located in the Cincinnati metropolitan area for approximately $18.3 million. In connection with WIFE-FM acquisition, we also acquired the intellectual property of radio station WMOJ-FM, also in the Cincinnati metropolitan area, for approximately $5.0 million in cash and changed WIFE-FM’s call sign to WMOJ-FM. Additionally, we funded approximately $14.6 million of our investment commitment in TV One. In December 2006, we sold the assets of WILD-FM, a radio station located in the Boston metropolitan area for approximately $30.0 million. During the year ended December 31, 2005, we acquired 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of our Class D common stock, and we sold short-term marketable securities for approximately $10.0 million. Capital expenditures were approximately $14.3 million and $13.8 million for the year ended December 31, 2006 and 2005, respectively.

Net cash flows used in financing activities were approximately $18.0 million for the year ended December 31, 2006, compared to net cash flows used in financing activities of approximately $64.6 million for the year ended December 31, 2005. During the year ended December 31, 2006, we borrowed $33.0 million from our credit facility to fund partially the May and September 2006 acquisitions of WHHL-FM (formerly WRDA-FM) and WMOJ-FM (formerly WIFE-FM) and paid approximately $2.9 million in dividends to Reach Media’s minority shareholders. In 2006, we made a repayment on our revolving credit facility of $48.0 million. During the year ended December 31, 2005, we made a principal payment of approximately $17.5 million on our previous term loan, paid approximately $437.5 million of amounts outstanding under our previous credit facilities with proceeds from our new revolving facility, borrowed $15.0 million from our new revolving facility in connection with our stock repurchase program, repurchased shares of Class A and Class D common stock for approximately $77.7 million and realized net proceeds of approximately $195.3 million from the private placement of $200.0 million of our 6 3/8% senior subordinated notes, borrowed approximately $135.0 million under our previous revolving credit facility, redeemed our outstanding HIGH TIDES in an amount of $309.8 million, received approximately $5.6 million from our stock subscriptions receivable and paid approximately $7.0 million preferred dividends on our HIGH TIDES.

From time to time we consider opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic investments and divestitures. In May and September 2006, we completed the acquisition of WHHL-FM (formerly WRDA-FM) and WMOJ-FM (formerly WIFE-FM), as described above. In March 2007, we entered into an agreement to acquire the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area, for approximately $2.6 million in seller financing. We have been operating WDBZ-AM pursuant to a local marketing agreement since August 2001. In April 2007, we entered into an agreement to acquire the assets of WPRS-FM (formerly WXGG-FM), a radio station located in the Washington DC metropolitan area, for approximately $38.0 million in cash, and a local marketing agreement with Bonneville International Corporation to operate the radio station pending the completion of the acquisition. Subject to the necessary regulatory approvals, we expect to complete the acquisitions in the second half of 2007 and the first half of 2008, respectively. Other than our agreement with an affiliate of Comcast Corporation, DIRECTV and other investors to fund TV One (the balance of our commitment was approximately $22.4 million as of December 31, 2006), we have no other definitive agreements to make acquisitions of radio stations or to make strategic investments. In the fourth quarter of 2006, we completed the sale of the assets of radio station WILD-FM, located in the Boston metropolitan area for approximately $30.0 million in cash. We anticipate that any future acquisitions or strategic investments will be financed through funds generated from operations, cash on hand, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.

As of December 31, 2006, we had two standby letters of credit in the amount of $417,000 in connection with our annual insurance policy renewals. To date, there has been no activity on the standby letters of credit.

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

We believe that, based on current levels of operations and anticipated internal growth, for the foreseeable future, cash flow from operations together with other available sources of funds will be adequate to make required payments of interest on our indebtedness, to fulfill our commitment to fund TV One, to fund acquisitions, to fund anticipated capital expenditures and working capital requirements and to enable us to comply with the terms of our debt agreements as amended by our existing waiver. However, in order to finance future acquisitions or investments, if any, we may require additional financing and there can be no assurance that we will be able to obtain such financing on terms acceptable to us.

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

Recent Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement”. SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 are effective for the Company for its December 2006 year-end. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 becomes effective for the Company on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. The adoption of SFAS 157 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Financial Accounting Standards Board interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — Interpretation of SFAS No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company expects that the FIN 48 liability, inclusive of previous tax contingencies, is approximately $4.9 million, which will be reflected in the consolidated balance sheet as a long-term tax liability and a reduction in retained earnings as of January 1, 2007. The tax impact of implementing FIN 48 will be a charge of approximately $1.1 million. The Company will review its estimates on a quarterly basis and any change in its FIN 48 liabilities will result in an adjustment to its income tax expense in the consolidated statement of operations in each period measured. The Company anticipates that there will be no immediate impact on the Company’s cash flows.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R). Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes (“BSM”) valuation option-pricing model and is recognized as expense ratably over the requisite service period. The BSM model requires various highly judgmental assumptions including volatility, forfeiture rates, and expected option life. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

In connection with the Company’s restatement of its consolidated financial statements, the Company has applied judgment in choosing whether to revise measurement dates for prior option grants. Information regarding the restatement, including additional stock-based compensation expense where revised measurement dates had been selected for certain grants, is set forth in the Explanatory Note immediately preceding Part I, Item I and in Note 2 — Restatement of Consolidated Financial Statements in Notes to Consolidated Financial Statements of this Form 10-K.

Goodwill and Radio Broadcasting Licenses

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Radio broadcasting licenses acquired in business combinations are valued using a discounted cash flow analysis. Commencing January 1, 2002, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and radio broadcasting licenses are not amortized, but are tested annually for impairment at the reporting unit level. Impairment of goodwill is the condition that exists when the carrying amount of goodwill exceeds its implied fair value, determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge for goodwill is recorded for the excess. Impairment of radio broadcasting licenses is the condition that exists when the carrying amount of the radio broadcasting license exceeds its implied fair value, calculated as the discounted cash flow value of its projected income stream. If the recorded value of the radio broadcasting license exceeds its implied value, an impairment charge for the radio broadcasting license is recorded for the excess. The Company conducts its annual test for impairment during the fourth quarter of every year. The Company determined that the value of its goodwill and radio broadcasting licenses were impaired during 2006 in its Los Angeles and Louisville markets and, accordingly, an impairment charge of approximately $63.3 million was recognized. See also Notes 1 and 6 — Organization and Summary of Significant Accounting Policies and Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

Impairment of Long-Lived Assets Excluding Goodwill and Radio Broadcasting Licenses

Long-lived assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

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

Revenue Recognition

We recognize revenue for broadcast advertising when the commercial is broadcast and we report revenue net of agency and outside sales representative commissions in accordance with SAB No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” When applicable, agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to us.

Equity Accounting

We account for our investment in TV One under the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and other related interpretations. We have recorded our investment at cost and have adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. We will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. We have determined that although TV One is a variable interest entity (as defined by FIN No. 46(R), “Consolidation of Variable Interest Entities,”) the Company is not the primary beneficiary of TV One. See Note 7 — Investment in Affiliated Company for further discussion.

Contingencies and Litigation

We regularly evaluate our exposure relating to any contingencies or litigation and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss, or are probable but for which an estimate of the liability is not currently available.

Estimate of Effective Tax Rates and Realizability of Deferred Tax Balance

We evaluate our effective tax rates regularly and adjust rates when appropriate based on currently available information relative to statutory rates, apportionment factors and the applicable taxable income in the jurisdictions in which we operate, among other factors. Tax contingencies are also recorded to address potential exposures involving tax positions we have taken that could be challenged by taxing authorities. In addition, we consider the appropriateness of recording a valuation allowance against deferred tax assets to offset future tax benefits that may not be realized. In determining if a valuation allowance is appropriate, we consider whether it is more likely than not that all or some portion of our deferred tax assets will not be realized, based in part upon management’s judgments regarding future events. These potential exposures result from the varying application of statutes, rules, regulations and interpretations. We believe our estimates of tax contingencies and valuation allowances are critical accounting estimates as they contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. It is reasonably likely that the ultimate resolution of these matters may be greater or less than the amount that we have currently accrued. Our estimate of our effective tax rates has ranged from a negative 1.9% to 46.1% throughout 2006. This includes the current year 26.3% unfavorable impact for certain state tax law rate changes and valuation allowances for charitable contributions and certain state net operating losses. The effect of a 1.0% increase in our estimated tax rates as of December 31, 2006 would result in an increase in income tax expense of $2,700, which is not significantly different from the approximately $273,000 income tax provision recorded for the year ended December 31, 2006. The 1.0% increase in income tax expense would result in an increase in net loss of $2,700, which is not significantly different from the approximately $6.7 million net loss recorded for the year ended December 31, 2006, and the net loss per share, both basic and diluted, would not be impacted.

The Company believes its net operating losses will be utilized within the carryforward period based on management’s estimate of the Company’s projected taxable income and its ability to employ various tax planning strategies, if needed. To the extent that actual future financial results differ from management’s estimates, the Company may be required to record a valuation allowance against this asset.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations for each of our years in the three-year period ended December 31, 2006. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Several factors may adversely affect a radio broadcasting company’s performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year.

Capital and Commercial Commitments

Long-term debt

The total amount available under our existing Credit Agreement with a syndicate of banks is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. As of December 31, 2006, we had approximately $437.5 million in debt outstanding under the Credit Agreement. We also have outstanding $200.0 million 6 3/8% senior subordinated notes due 2013 and $300.0 million 8 7/8% senior subordinated notes due 2011. See “Liquidity and Capital Resources.”

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities and non-cancelable capital leases for equipment that expire over the next 19 years.

Operating Contracts and Agreements

We have other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements that expire over the next eight years.

Contractual Obligations Schedule

The following table represents our contractual obligations as of December 31, 2006:

	Payments Due by Period
Contractual Obligations	2007	2008	2009	2010	2011	2012 and Beyond	Total
	(In thousands)

8 7/8% Senior subordinated notes(1)	$26,625	$26,625	$26,625	$26,625	$313,313	$—	$419,813
6 3/8% Senior subordinated notes(1)	12,750	12,750	12,750	12,750	12,750	214,344	278,094
Credit facilities(2)	39,898	67,692	95,180	98,157	93,132	180,025	574,084
Capital lease obligations	17	14	—	—	—	—	31
Other operating contracts/ agreements(3)(4)(5)	34,367	23,829	19,430	18,616	11,031	33,300	140,573
Operating lease obligations	8,095	7,713	6,562	5,669	4,931	12,281	45,251

Total	$121,752	$138,623	$160,547	$161,817	$435,157	$439,950	$1,457,846

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of December 31, 2006.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of December 31, 2006.

(3)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements.

(4)	Includes a retention bonus of approximately $2.0 million pursuant to an employment agreement with the Chief Administrative Officer (“CAO”) for remaining employed with the Company through and including October 31, 2008. If the CAO’s employment ends before October 31, 2008, the amount paid will be a pro rata portion of the retention bonus based on the number of days of employment between October 31, 2004 and October 31, 2008.

(5)	Includes a retention bonus of approximately $7.0 million pursuant to an employment agreement with the Chief Financial Officer (“CFO”) for remaining employed with the Company through and including October 18, 2010. If the CFO’s employment ends before October 18, 2010, the amount paid will be a pro rata portion of the retention bonus based on the number of days of employment between October 18, 2005 and October 18, 2010.

Reflected in the obligations above, as of December 31, 2006, we had four swap agreements in place for a total notional amount of $100.0 million. The periods remaining on the swap agreements range in duration from 6 to 66 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance. See Note 9 — Derivative Instruments in the accompanying notes to the consolidated financial statements for a detailed discussion of our derivative instruments.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of December 31, 2006 other than as follows:

We utilize letters of credit in connection with our annual insurance policy renewals. As of December 31, 2006, we had two standby letters of credit in the amounts of $147,000 and $270,000, in connection with our annual insurance policy renewals. To date, there has been no activity on the standby letters of credit.

As of December 31, 2006, we had four interest rate swap agreements in place for a total notional amount of $100.0 million to hedge our variable rate debt, ranging in duration from six to 66 months. See Note 9 — Derivative Instruments in the accompanying notes to the consolidated financial statements for a detailed discussion of our derivative instruments.

We do not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities established for the purpose of facilitating off-balance sheet financial arrangements or other contractually narrow or limited purposes, at December 31, 2006. Accordingly, we are not materially exposed to any financing, liquidity, market or credit risk that could arise if we had engaged in such relationships.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Both the term loan facility and the revolving facility under the Credit Agreement bear interest, at our option, at a rate equal to either LIBOR plus a spread that ranges from 0.63% to 1.50%, or the prime rate plus a spread of up to 0.50%, depending on our leverage ratio. We also pay a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the average balance of the revolving facility. We are exposed to interest rate volatility with respect to this variable rate debt. If the borrowing rates under LIBOR were to increase 1.0% above the current rates at December 31, 2006, our interest expense on the revolving credit facility would increase approximately $4.4 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described above.

Under the terms of our Credit Agreement, we have entered into fixed rate swap agreements to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of Mary 15, 2007, we have four swap agreements in place for a total notional amount of $100.0 million, and the periods remaining on these swap agreements range in duration from six to 66 months. All of the swap agreements are tied to the three-month LIBOR, which may fluctuate significantly on a daily basis. The valuation of each of these swap agreements is affected by the change in the three-month LIBOR and the remaining term of the agreement. Any increase in the three-month LIBOR results in a more favorable valuation, while a decrease in the three-month LIBOR results in a less favorable valuation. In addition, we are exposed to market risk in entering into a new swap agreement to replace the existing swap agreement that expires in June 2007.

We estimated the net fair value of these instruments as of December 31, 2006 to be a receivable of approximately $1.8 million. The fair value of the interest rate swap agreements is an estimate of the net amount that we would have received on December 31, 2006 if the agreements were transferred to other parties or cancelled by us. The fair value is estimated by obtaining quotations from the financial institutions which are parties to our swap agreement contracts.

The determination of the estimated fair value of our fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of our 6 3/8% senior subordinated notes due 2013 and 8 7/8% senior subordinated notes due 2011 at December 31, 2006 were $187.0 and $309.8 million, respectively. The carrying amounts were $200.0 million and $300.0 million, respectively. The estimated fair value of our 6 3/8% senior subordinated notes due 2013 and 8 7/8% senior subordinated notes due 2011 at December 31, 2005 were $194.5 and $316.9 million, respectively. The carrying amounts were $200.0 million and $300.0 million, respectively.

The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 6 3/8% senior subordinated notes due 2013 from $187.0 million to $197.8 million at December 31, 2006. The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 8 7/8% senior subordinated notes due 2011 from $309.8 million to $318.1 million at December 31, 2006.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Radio One required by this item are filed with this report on Pages F-1 to F-58.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2006. Based on this evaluation, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding disclosure.

In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives. Management applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure control objectives. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

Assessment of Prior Period Controls Over Financial Reporting

As a result of the voluntary review and full investigation of past stock option granting practices and related financial accounting discussed elsewhere in this Form 10-K (see Explanatory Note and Note 2 to the Consolidated Financial Statements), certain material weaknesses relating to our stock option grant activities were identified during the years prior to 2006. The need to adjust the measurement dates of certain stock option grants, for financial accounting purposes, to meet the measurement date criteria of APB Opinion No. 25, is attributed to a number of different circumstances, including the following:

•	no contemporaneous documentation of approval;

•	selection of grant dates prior to approval;

•	lack of finality of recipient lists on company-wide grants;

•	improper measurement date selections; and

•	incorrect measurement dates for new hire and other grants.

Prior to 2004, we did not have sufficient control practices regarding stock option grants and related financial accounting. In connection with our implementation of the Sarbanes-Oxley Act of 2002 (“SOX”) in 2004, we documented accounting policies, processes and procedures and assessed the design and operating effectiveness of internal control over financial reporting, including the granting of stock options. In addition, in 2004 we implemented a more robust database tracking tool and subsequently made staffing changes and additions. Although the material accounting adjustments in the restatement relate to stock option grants prior to our implementation of the SOX controls and other improvements relating to stock option granting practices, there continued to be deficiencies in our documentation and internal controls around the determination of proper measurement dates for certain of our stock option awards granted prior to 2006.

Remediation

Management made a decision not to issue an annual stock option grant for the year ended December 31, 2006 or any option grants to directors or executive officers in 2006. The compensation committee and management have assessed the results disclosed by the review and investigation of our historical stock option grant practices and are taking appropriate steps to improve our controls in that area. The compensation committee has recently adopted a compensation committee charter and a new policy for granting stock options and restricted stock that establishes pre-determined fixed grant dates for new hire and director awards, provides for approval of the recipients and award amounts by the compensation committee for all other grants, precludes selection of a grant date that precedes the approval, and provides that our CFO will confirm the grant date closing price as the stock option exercise price. The policy also provides that the compensation committee will receive periodic reports on our equity award process and that stock option grants cannot be approved by unanimous written consent. Management is establishing new procedures that set out detailed practices regarding documentation, establishment of the measurement date and exercise price of options, and timely communication to the financial reporting unit. We have added a new benefits manager and are in the process of scheduling and planning additional education for personnel involved with the stock option granting process. We believe that we have effectively remediated the past material weaknesses in our internal control over financial reporting related to our stock option granting practices and the related accounting. We are strengthening our processes to test the effectiveness of these procedures and will take other control measures, as needed.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting. The framework used in carrying our evaluation was the Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In evaluating our information technology controls, we also used the framework contained in the Control Objectives for Information and related Technology (COBIT®), which was developed by the Information Systems Audit and Control Association’s (ISACA) IT Governance Institute, as a complement to the COSO internal control framework. Based on our evaluation under these frameworks, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2006.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its audit report which is included herein.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

To the Board of Directors and Stockholders of Radio One, Inc.:

We have audited management’s assessment, included in the accompanying Management Report on Internal Control Over Financial Reporting, that Radio One, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Radio One, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Radio One, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Radio One, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Radio One, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated June 11, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young llp

McLean, Virginia
June 11, 2007

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2006, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information with respect to directors and executive officers required by this Item 10 is contained in Exhibit 99.1 and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is contained in Exhibit 99.2 and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is contained in Exhibit 99.3 and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is contained in Exhibit 99.4 and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is contained in Exhibit 99.5 and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2006, 2005 and 2004

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004

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

Exhibit
Number		Description

3.1		Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).
3	.1.1	Certificate of Amendment (dated as of September 21, 2000) of the Amended and Restated Certificate of Incorporation of Radio One, Inc. (dated as of May 4, 2000), as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000).
3.2		Amended and Restated By-laws of Radio One, Inc., amended as of June 5, 2001 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q filed August 14, 2001).
3.3		Certificate Of Designations, Rights and Preferences of the 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) of Radio One, Inc., as filed with the State of Delaware on July 13, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).
4.1		Indenture dated May 18, 2001 among Radio One, Inc., the Guarantors listed therein, and United States Trust Company of New York (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed July 17, 2001 (File No. 333-65278)).
4.2		First Supplemental Indenture, dated August 10, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed October 4, 2001 (File No. 333-65278)).
4.3		Second Supplemental Indenture dated as of December 31, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s registration statement on Form S-3, filed January 29, 2002 (File No. 333-81622)).
4.4		Third Supplemental Indenture dated as of July 17, 2003, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2003).
4.5		Fourth Supplemental Indenture dated as of October 19, 2004, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
4.6		Fifth Supplemental Indenture dated as of February 8, 2005, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2004).
4.7		Indenture dated February 10, 2005 between Radio One, Inc. and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Current Report on Form 8-K filed February 10, 2005).
4.8		Amended and Restated Stockholders Agreement dated as of September 28, 2004 among Catherine L. Hughes and Alfred C. Liggins, III (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).
4.9		Sixth Supplemental Indenture dated as of February 15, 2006 among Radio One, Inc., the Guaranteeing Subsidiary and the Existing Guarantors listed therein, and The Bank of New York, as successor trustee under the Indenture dated May 18, 2001, as amended (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
4.10		First Supplemental Indenture dated as of February 15, 2006 among Radio One, Inc., Syndication One, Inc., the other Guarantors listed therein, and The Bank of New York, as trustee under the Indenture dated February 10, 2005 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
4.11		Seventh Supplemental Indenture dated as of December 22, 2006 among Radio One, Inc., the Guaranteeing Subsidiary and the Existing Guarantors listed therein, and The Bank of New York, as successor trustee under the Indenture dated May 18, 2001, as amended.

Exhibit
Number	Description

4.12	Second Supplemental Indenture dated as of December 22, 2006 among Radio One, Inc., Magazine One, Inc., the other Guarantors listed therein, and The Bank of New York, as trustee under the Indenture dated February 10, 2005.
10.1	Credit Agreement, dated June 13, 2005, by and among Radio One Inc., Wachovia Bank and the other lenders party thereto (incorporated by reference to Radio One’s Current Report on Form 8-K filed June 17, 2005 (File No. 000-25969)).
10.2	Guarantee and Collateral Agreement, dated June 13, 2005, made by Radio One, Inc. and its Restricted Subsidiaries in favor of Wachovia Bank (incorporated by reference to Radio One’s Current Report on Form 8-K filed June 17, 2005 (File No. 000-25969)).
10.3	Amended and Restated Employment Agreement between Radio One, Inc. and Scott R. Royster dated October 18, 2000 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2000).
10.4	Amended and Restated Employment Agreement between Radio One, Inc. and Linda J. Eckard Vilardo dated October 31, 2000 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2000).
10.5	Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 9, 2001 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2001).
10.6	Promissory Note and Stock Pledge Agreement dated October 18, 2000 between Radio One, Inc. and Scott R. Royster (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.7	Promissory Note and Stock Pledge Agreement dated October 31, 2000 between Radio One, Inc. and Linda J. Eckard Vilardo (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.8	Promissory Note and Stock Pledge Agreement dated April 9, 2001 between Radio One, Inc. and Alfred C. Liggins, III (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.9	Promissory Note dated January 30, 2002 between Radio One, Inc and Scott R. Royster (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2002).
10.10	First Amendment to Credit Agreement dated as of April 26, 2006, to Credit Agreement dated June 13, 2005, by and among Radio One, Inc., Wachovia Bank and the other lenders party thereto (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 28, 2006 (File No. 000-25969)).
21.1	Subsidiaries of Radio One, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Directors, Executive Officers and Corporate Governance.
99.2	Executive Compensation.
99.3	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
99.4	Certain Relationships and Related Transactions and Director Independence.
99.5	Principal Accounting Fees and Services.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2007.

Radio One, Inc.

By:	/s/ Scott R. Royster
Name: Scott R. Royster

Title:	Executive Vice President, Chief Financial
Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on June 14, 2007.

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

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Radio One, Inc.:

We have audited the accompanying consolidated balance sheets of Radio One, Inc. and subsidiaries (“the Company”) as of December 31, 2006 and 2005 and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index on page S-1. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radio One, Inc. and subsidiaries at December 31, 2006 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2, “Restatement of Consolidated Financial Statements”, the Company has restated previously issued financial statements as of December 31, 2005 and for the two years in the period ended December 31, 2005 to correct for stock-based compensation and a state tax matter.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Radio One, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 11, 2007 expressed an unqualified opinion thereon.

/s/  Ernst & Young llp

McLean, Virginia
June 11, 2007

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2006	2005
		(As Restated)
	(In thousands, except
	share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$32,406	$19,081
Trade accounts receivable, net of allowance for doubtful accounts of $4,064 and $3,373, respectively	61,101	62,723
Prepaid expenses and other current assets	5,957	5,220
Income tax receivable	1,296	3,935
Deferred income tax asset	2,856	1,906
Current assets from discontinued operations	296	705

Total current assets	103,912	93,570
PROPERTY AND EQUIPMENT, net	53,945	48,317
GOODWILL	157,795	162,588
RADIO BROADCASTING LICENSES	1,771,311	1,788,643
OTHER INTANGIBLE ASSETS, net	49,151	53,644
INVESTMENT IN AFFILIATED COMPANY	51,711	37,362
OTHER ASSETS	6,957	6,527
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	428	10,729

Total assets	$2,195,210	$2,201,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$10,078	$3,113
Accrued interest	19,273	19,308
Accrued compensation and related benefits	18,811	20,756
Income taxes payable	2,465	3,805
Other current liabilities	13,742	9,123
Current portion of long-term debt	7,513	8
Current liabilities from discontinued operations	425	235

Total current liabilities	72,307	56,348
LONG-TERM DEBT, net of current portion	930,014	952,512
OTHER LONG-TERM LIABILITIES	9,026	6,316
DEFERRED INCOME TAX LIABILITY	165,616	162,267
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	—	1,391

Total liabilities	1,176,963	1,178,834

MINORITY INTEREST IN SUBSIDIARIES	(20)	2,856
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value; 1,000,000 shares authorized; no shares outstanding at December 31, 2006 and 2005, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 6,319,660 and 11,943,604 shares issued and outstanding at December 31, 2006 and 2005, respectively	6	12
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,867,463 shares issued and outstanding	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,132,458 shares issued and outstanding	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 86,391,052 and 80,760,209 shares issued and outstanding as of December 31, 2006 and 2005, respectively	87	81
Accumulated other comprehensive income	967	958
Stock subscriptions receivable	(1,642)	(1,566)
Additional paid-in capital	1,041,029	1,035,655
Accumulated deficit	(22,186)	(15,456)

Total stockholders’ equity	1,018,267	1,019,690

Total liabilities and stockholders’ equity	$2,195,210	$2,201,380

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
		(As Restated)	(As Restated)
	(In thousands, except share data)

NET BROADCAST REVENUE	$367,017	$368,658	$317,231

OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $784, $28 and $41, respectively	80,222	69,610	52,807
Selling, general and administrative, including stock-based compensation of $2,801, $105 and $238, respectively	119,846	115,221	89,299
Corporate selling, general and administrative, including stock-based compensation of $1,944, $653 and $1,920, respectively	28,238	25,070	18,796
Depreciation and amortization	15,832	16,251	16,681
Impairment of long-lived assets	63,285	—	—

Total operating expenses	307,423	226,152	177,583

Operating income	59,594	142,506	139,648
INTEREST INCOME	1,393	1,428	2,524
INTEREST EXPENSE	72,932	63,010	39,611
EQUITY IN LOSS OF AFFILIATED COMPANY	2,341	1,846	3,905
OTHER EXPENSE (INCOME), net	278	83	(50)

(Loss) income before provision for income taxes, minority interest in income of subsidiaries and income (loss) from discontinued operations	(14,564)	78,995	98,706
PROVISION FOR INCOME TAXES	274	28,238	38,808
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	3,004	1,868	—

Net (loss) income from continuing operations	(17,842)	48,889	59,898
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	11,112	(254)	(413)

Net (loss) income	(6,730)	48,635	59,485
PREFERRED STOCK DIVIDENDS	—	2,761	20,140

NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(6,730)	$45,874	$39,345

BASIC NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS:
Continuing operations	$(.18)	$.44	$.38
Discontinued operations, net of tax	.11	—	—

Net (loss) income available to common shareholders	$(.07)	$(.44)	$.37

DILUTED NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS:
Continuing operations	$(.18)	$.44	$.38
Discontinued operations, net of tax	.11	—	—

Net (loss) income available to common shareholders	$(.07)	$(.44)	$.37

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	98,709,311	103,749,798	104,953,192

Diluted	98,709,311	103,893,782	105,429,038

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2004, 2005 and 2006

							Accumulated
	Convertible	Common	Common	Common	Common		Other	Stock	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Comprehensive	Subscriptions	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income	Income (Loss)	Receivable	Capital	Deficit	Equity
						(As Restated)			(As Restated)	(As Restated)	(As Restated)
	(In thousands, except share data)

BALANCE, as of December 31, 2003 (as reported)	$—	$23	$3	$3	$76		$(2,605)	$(35,017)	$1,410,460	$(94,524)	$1,278,419
Adjustments to opening stockholders’ equity	—	—	—	—	—		—	—	6,293	(6,065)	228

BALANCE, as of December 31, 2003 (as restated)	$—	$23	$3	$3	$76		$(2,605)	$(35,017)	$1,416,753	$(100,589)	$1,278,647
Comprehensive income:
Net income (as restated)	—	—	—	—	—	$59,485	—	—	—	59,485	59,485
Change in unrealized net gain on derivative and hedging activities, net of taxes	—	—	—	—	—	2,454	2,454	—	—	—	2,454

Comprehensive income (as restated)						$61,939

Vesting of non-employee restricted stock	—	—	—	—	—		—	—	803	—	803
Stock-based compensation expense	—	—	—	—	—		—	—	2,199	—	2,199
Preferred stock dividends	—	—	—	—	—		—	—	—	(20,140)	(20,140)
Interest on stock subscriptions receivable	—	—	—	—	—		—	(1,714)	—	—	(1,714)
Repayment of interest on officer loan	—	—	—	—	—		—	2,000	—	—	2,000
Adjustment of basis for investment in affiliated company	—	—	—	—	—		—	—	2,840	—	2,840
Employee exercise of options for 162,953 shares of common stock	—	—	—	—	—		—	—	1,721	—	1,721
Conversion of 30,000 shares of Class A common stock to 30,000 shares of Class D common stock	—	(1)	—	—	1		—	—	—	—	—
Tax effect of non-qualified option exercises	—	—	—	—	—		—	—	441	—	441

BALANCE, as of December 31, 2004 (as restated)	—	22	3	3	77		(151)	(34,731)	1,424,757	(61,244)	1,328,736
Comprehensive income:
Net income (as restated)	—	—	—	—	—	$48,635	—	—	—	48,635	48,635
Change in unrealized net gain on derivative and hedging activities, net of taxes	—	—	—	—	—	1,109	1,109	—	—	—	1,109

Comprehensive income (as restated)						$49,744

Adjustment of basis for investment in affiliated company	—	—	—	—	—		—	—	(379)	—	(379)
Vesting of non-employee restricted stock	—	—	—	—	—		—	—	58	—	58
Stock-based compensation expense	—	—	—	—	—		—	—	786	—	786
Vesting of subsidiary compensatory employee stock options	—	—	—	—	—		—	—	157	—	157
Amendment to subsidiary stock option plan	—	—	—	—	—		—	—	(1,145)	—	(1,145)
Cash dividends	—	—	—	—	—		—	—	—	(2,847)	(2,847)
Redemption of preferred stock	—	—	—	—	—		—	—	(309,820)	—	(309,820)
Issuance of common stock pursuant to investment in Reach Media, Inc.	—	—	—	—	2		—	—	25,424	—	25,426
Repayment of officer loan	—	—	—	—	—		—	15,895	(10,251)	—	5,644
Interest on stock subscriptions receivable	—	—	—	—	—		—	(482)	—	—	(482)
Repurchase of 592,744 shares of Class A and 5,805,697 shares of Class D common stock	—	(1)	—	—	(7)		—	17,752	(95,402)	—	(77,658)
Conversion of 9,560,297 shares of Class A common stock to 9,560,297 shares of Class D common stock	—	(9)	—	—	9		—	—	—	—	—
Employee exercise of options for 131,842 shares of common stock	—	—	—	—	—		—	—	1,087	—	1,087
Tax effect of non-qualified option exercises and vesting of restricted stock	—	—	—	—	—		—	—	383	—	383

							Accumulated
	Convertible	Common	Common	Common	Common		Other	Stock	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Comprehensive	Subscriptions	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income	Income (Loss)	Receivable	Capital	Deficit	Equity
						(As Restated)			(As Restated)	(As Restated)	(As Restated)
	(In thousands, except share data)

BALANCE, as of December 31, 2005 (as restated)	—	12	3	3	81		958	(1,566)	1,035,655	(15,456)	1,019,690
Comprehensive income:
Net loss	—	—	—	—	—	$(6,730)	—	—	—	(6,730)	(6,730)
Change in unrealized net gain on derivative and hedging activities, net of taxes	—	—	—	—	—	9	9	—	—	—	9

Comprehensive loss						$(6,721)

Adjustment of basis for investment in affiliated company	—	—	—	—	—		—	—	(152)	—	(152)
Vesting of non-employee restricted stock	—	—	—	—	—		—	—	(55)	—	(55)
Stock-based compensation expense	—	—	—	—	—		—	—	5,529	—	5,529
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(76)	—	—	(76)
Conversion of 6,899 shares of Class A common stock to 6,899 shares of Class D common stock	—	(6)	—	—	6		—	—	—	—	—
Employee exercise of options for 8,460 shares of common stock	—	—	—	—	—		—	—	52	—	52

BALANCE, as of December 31, 2006	$—	$6	$3	$3	$87		$967	$(1,642)	$1,041,029	$(22,186)	$1,018,267

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2006	2005	2004
		(As Restated)	(As Restated)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(6,730)	$48,635	$59,485
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	15,832	16,251	16,681
Amortization of debt financing costs	2,097	4,171	1,702
Amortization of production content	2,277	3,690	—
Deferred income taxes	2,066	25,515	37,979
Write-down of investment	270	754	—
Long-term asset impairment	63,285	—	—
Gain on disposition of assets	(18,628)	—	—
Equity in loss of affiliated company	2,341	1,846	3,905
Minority interest in income of subsidiaries	3,004	1,868	—
Stock-based and other non-cash compensation	6,767	2,544	4,612
Contract termination fee	—	5,271	—
Amortization of contract inducement and termination fee	(2,159)	(722)	—
Effect of change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Trade accounts receivable	2,662	36	(134)
Prepaid expenses and other assets	2,195	(6,441)	(1,408)
Income tax receivable	2,639	(285)	—
Accounts payable	2,618	(5,973)	1,632
Accrued interest	(35)	5,087	67
Accrued compensation and related benefits	(3,274)	(766)	846
Income taxes payable	(1,340)	288	250
Other liabilities	3,512	348	(2,952)
Net cash used in operating activities from discontinued operations	(1,863)	(490)	1,051

Net cash flows from operating activities	77,536	101,627	123,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(14,291)	(13,816)	(12,786)
Equity investments	(17,086)	(271)	(18,890)
Acquisition of station and broadcasting assets, net of cash acquired	(43,188)	(21,320)	(152,682)
Purchase of other intangible assets	(1,129)	(977)	(1,647)
Proceeds from sale of assets	30,000	—	—
Sale of short-term investments	—	10,000	30,700
Net cash used in investing activities from discontinued operations	(533)	(1,917)	(190)

Net cash flows used in investing activities	(46,227)	(28,301)	(155,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	33,000	587,500	75,000
Repayment of long-term debt	(48,020)	(455,007)	(52,506)
Proceeds from exercise of stock options	52	1,003	1,721
Change in interest due on stock subscriptions receivable	(76)	(482)	286
Payment to minority interest shareholders	(2,940)	—	—
Payment of preferred stock dividends	—	(6,959)	(20,140)
Proceeds from debt issuances, net of offering costs	—	195,315	—
Redemption of convertible preferred stock	—	(309,820)	—
Repayment of officer loan for stock subscription	—	5,644	—
Payment of bank financing costs	—	(4,172)	(201)
Repurchase of common stock	—	(77,658)	—

Net cash flows from financing activities	(17,984)	(64,636)	4,160

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	13,325	8,690	(27,619)
CASH AND CASH EQUIVALENTS, beginning of year	19,081	10,391	38,010

CASH AND CASH EQUIVALENTS, end of year	$32,406	$19,081	$10,391

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$70,876	$53,753	$37,842

Income taxes	$6,407	$1,033	$320

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006, 2005 and 2004

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and subsidiaries (collectively the “Company”) were organized to acquire, operate and maintain radio broadcasting stations and other media properties. The Company owns and/or operates 71 radio stations in 22 markets throughout the United States. In January 2004 together with an affiliate of Comcast Corporation and other investors, we launched TV One, LLC (“TV One”), an entity formed to operate a cable television network featuring lifestyle, entertainment, and news-related programming targeted primarily towards African-American viewers. In February 2005, the Company acquired 51% of the common stock of Reach Media, Inc. (“Reach Media”) for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D common stock. Reach Media operates the nationally syndicated Tom Joyner Morning Show and related businesses. In January 2006, through a joint venture with Reach Media, we launched a new nationally syndicated African-American news/talk radio network. In December 2006, the Company acquired certain assets of Giant Magazine, LLC (“Giant Magazine”) for $367,000 in cash, including closing costs. Giant Magazine publishes an urban-themed lifestyle and entertainment magazine.

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

Certain reclassifications associated with accounting for discontinued operations have been made to prior year balances to conform to the current year presentation. There was no effect on any other previously reported statement of operations, balance sheet or cash flow amounts.

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

The Company accounts for its investment in TV One under the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and other related interpretations. The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. The Company will review the realizability of the investment if conditions are present or

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

events occur to suggest that an impairment of the investment may exist. The Company has determined that, although TV One is a variable interest entity (as defined by Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities,” the Company is not the primary beneficiary of TV One. See Note 7 — Investment in Affiliated Company for further discussion.

(d)	Cash and Cash Equivalents

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

(f)	Goodwill, Radio Broadcasting Licenses and Other Intangible Assets

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Radio broadcasting licenses acquired in business combinations are valued using a discounted cash flow analysis. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and radio broadcasting licenses are not amortized, but are tested annually for impairment at the reporting unit level and unit of accounting level, respectively. Impairment of goodwill is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge for goodwill is recorded for the excess. Impairment of radio broadcasting licenses is the condition that exists when the carrying amount of the radio broadcasting license exceeds its implied fair value. The implied fair value of a radio broadcasting license is the discounted cash flow value of its projected income stream. If the recorded value of the radio broadcasting license exceeds its implied value, an impairment charge for the radio broadcasting license is recorded for the excess. The Company performs an impairment test as of October 1 of each year, or when other conditions suggest an impairment may have occurred. The Company recognized an approximate $63.3 million impairment charge to its goodwill and radio broadcast licenses in 2006 for its Los Angeles and Louisville markets. During 2005 and 2004, the Company determined that its goodwill, radio broadcasting licenses and other intangible assets were not impaired and accordingly no impairment charge was recognized during these periods. See also Note 6 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

(g)	Impairment of Long-Lived Assets, Excluding Goodwill and Radio Broadcasting Licenses

The Company accounts for the impairment of long-lived assets, excluding goodwill and radio broadcasting licenses, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. The Company determined that its long-lived assets, excluding goodwill and radio broadcast licenses were not impaired during 2006, 2005 and 2004 and, accordingly, no impairment charge was recognized related to these assets.

(h)	Financial Instruments

Financial instruments as of December 31, 2006 and 2005 consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, long-term debt and stock subscriptions receivable. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2006 and 2005, except for the Company’s outstanding senior subordinated notes. The 8 7/8% senior subordinated notes had a fair value of approximately $309.8 million and $316.9 million as of December 31, 2006 and 2005, respectively. The 6 3/8% senior subordinated notes had a fair value of approximately $187.0 million and $194.5 million as of December 31, 2006 and 2005, respectively. The fair value was determined based on the fair market value of similar instruments.

(i)	Derivative Financial Instruments

The Company recognizes all derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The derivative instruments are recorded on the balance sheet at fair value. The accounting for changes in derivative fair value depends on the classification of the derivative as a hedging instrument. Derivative value changes are recorded in income for any contracts not classified as qualifying cash flow hedges. For derivatives classified as qualifying cash flow hedges, the effective portion of the derivative value change must be recorded through other comprehensive income, a component of stockholders’ equity, net of tax. See Note 9 — Derivative Instruments for further discussion.

(j)	Revenue Recognition

The Company recognizes revenue for broadcast advertising when the commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $44.5 million and $47.0 million during the years ended December 31, 2006 and 2005, respectively.

(k)	Barter Transactions

The Company provides broadcast advertising time in exchange for programming content and certain services. In accordance with guidance provided by SFAS No. 63, “Financial Reporting by Broadcasters,” and SFAS No. 153, “Exchanges of Non-Monetary Assets”— an amendment of APB No. 29, “AICPA Statement of Position-75-5, Accounting Practices in the Broadcasting Industry”, the terms of these exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the years ended December 31, 2006 and 2005, barter transaction revenues were reflected in net broadcast revenue of approximately $2.2 million and $0, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximately $2.0 million and $0 and $189,000 and $0, in the respective years ended December 31, 2006 and 2005.

(l)	Network Affiliation Agreements

The Company has network affiliation agreements classified as Other Intangible Assets. These agreements are amortized over their useful lives. Losses on contract terminations are determined based on the specifics of each contract in accordance with SFAS No. 63, “Financial Reporting by Broadcasters.” See also Note 6 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

(m)	Advertising

The Company expenses advertising costs as incurred. Total advertising expenses were approximately $13.7 million, $12.0 million and $8.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” using the modified prospective transition method and therefore has not restated prior periods’ results as a result of the adoption of this pronouncement. Under this transition method, stock-based compensation expense during the year ended December 31, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, and was based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognized these compensation costs net of a forfeiture rate of 7.5% and recognized the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. In general, the Company’s stock options vest ratably over a four-year period. The Company estimated the forfeiture rate for the year ended December 31, 2006 based on its historical experience during the preceding three years.

Prior to the adoption of SFAS No. 123(R), tax deduction benefits relating to stock-based compensation were presented in the Company’s consolidated statements of cash flows as operating cash flows, along with other tax cash flows, in accordance with the provisions of Emerging Issues Task Force (“EITF”) No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123(R) supersedes EITF No. 00-15, amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the Company’s consolidated statements of cash flows as financing cash flows instead of operating cash flows. The Company is currently in a net operating loss tax position; hence tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were not recognized in financing cash flows during the year ended December 31, 2006.

As a result of adopting SFAS No. 123(R), the impact to the Company’s consolidated financial statements for the year ended December 31, 2006 was to increase the net loss approximately $3.3 million after taxes, than if it had continued to account for stock-based compensation under APB No. 25, “Accounting for Stock Issued to

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employees.” The impact on both basic and diluted loss per share for the year ended December 31, 2006 was $0.03 per share.

As more fully discussed in the Explanatory Note and Note 2, the Company has restated its statement of operations for the years ended December 31, 2005 and 2004. The pro forma table below reflects net income and basic and diluted net income per share during 2005 and 2004 had the Company applied the fair value recognition provisions of SFAS No. 123, as follows:

	For the Year Ended December 31,
	2005			2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated
	(In thousands, except share data)

Net income applicable to common stockholders, as reported:	$47,769	$(1,895)	$45,874	$41,462	$(2,117)	$39,345
Add: stock-based employee compensation expense included in net income	101	754	855	—	2,055	2,055
Less: total stock-based employee compensation expense determined under fair value-based method for all awards	11,396	282	11,678	7,455	806	8,261

Pro forma net income applicable to common stockholders	$36,474	$(1,423)	$35,051	$34,007	$(868)	$33,139

As reported net income per share — basic	$0.46	$(0.02)	$0.44	$0.40	$(0.02)	$0.37
As reported net income per share — diluted	0.46	(0.02)	0.44	0.39	(0.02)	0.37
Pro forma net income per share — basic	0.35	(0.01)	0.34	0.32	(0.01)	0.31
Pro forma net income per share — diluted	0.35	(0.01)	0.34	0.32	(0.01)	0.31

See details in Note 12 — Stockholders’ Equity.

(p)	Comprehensive (Loss) Income

The Company’s comprehensive (loss) income consists of net (loss) income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive (loss) income consists of gains and losses on derivative instruments that qualify for cash flow hedge treatment.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the components of comprehensive income:

	2006	2005	2004
		As Restated	As Restated
	(In thousands)

Net (loss) income	$(6,730)	$48,635	$59,485
Other comprehensive income (net of tax of $186, $715, and $1,536 and, respectively):
Derivative and hedging activities	9	1,109	2,454

Comprehensive (loss) income	$(6,721)	$49,744	$61,939

(q)	Segment Reporting

The Company has only one segment, radio broadcasting. The Company came to this conclusion because it has one principal product or service (sale of advertising time), has the same type of customer and operating strategy in each market, operates in one regulatory environment, has only one management group that manages the entire Company and provides information on the Company’s results as one segment to the key decision-makers. All of the Company’s broadcast revenue is derived from stations located in the United States.

(r)	Earnings (Loss) Per Share

Earnings (loss) per share is based on the weighted-average number of common and diluted common equivalent shares for stock options outstanding during the period the calculation is made, divided into the net income (loss) applicable to common stockholders. Diluted common equivalent shares consist of shares issuable upon the exercise of stock options using the treasury stock method.

(s)	Discontinued Operations and Assets Held for Sale

For those businesses where management has committed to a plan to divest, each business is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. The fair values are estimated using accepted valuation techniques such as a discounted cash flow model, valuations performed by third parties, earnings multiples, or indicative bids, when available. A number of significant estimates and assumptions are involved in the application of these techniques, including the forecasting of markets and market share, revenues, costs and expenses, and multiple other factors. Management considers historical experience and all available information at the time the estimates are made; however, the fair values that are ultimately realized upon the sale of the businesses to be divested may differ from the estimated fair values reflected in the consolidated financial statements.

Businesses to be divested are classified in the consolidated financial statements as either discontinued operations or assets held for sale. For businesses classified as discontinued operations, the balance sheet amounts and income statement results are reclassified from their historical presentation to discontinued assets and liabilities of operations on the consolidated balance sheet and to discontinued operations in the consolidated statement of operations for all periods presented. The gains or losses associated with these divested businesses are recorded in income (loss) from discontinued operations in the statement of operations. The consolidated statement of cash flows is also reclassified for assets held for sale and discontinued operations for all periods presented. Management does not expect any continuing involvement with these businesses following the sale, and these businesses are expected to be disposed of within one year.

(t)	Impact of Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission (“SEC”) issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statement.”.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were effective for the Company’s annual reporting as of December 31, 2006. The adoption of SAB 108 did not have an impact on our consolidated financial statements.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 becomes effective for us on January 1, 2008. Upon adoption, the provisions of SFAS 157 are to be applied prospectively with limited exceptions. We do not expect the adoption of SFAS 157 will have a material impact on our consolidated financial statements.

In June 2006, the FASB issued Financial Accounting Standards Board interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — Interpretation of SFAS No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company expects that the FIN 48 liability, inclusive of previous tax contingencies, is approximately $4.9 million, which will be reflected in the consolidated balance sheet as a long-term tax liability and a reduction in retained earnings as of January 1, 2007. The tax impact of implementing FIN 48 will be a charge of approximately $1.1 million. The Company will review its estimates on a quarterly basis and any change in its FIN 48 liabilities will result in an adjustment to its income tax expense in the consolidated statement of operations in each period measured. The Company anticipates that there will be no immediate impact on the Company’s cash flows.

2.	RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

The Company is restating, for reasons described below, the consolidated balance sheet as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2005 and 2004. In addition, we are restating the unaudited quarterly financial information and financial statements for the interim periods of 2005. The unaudited quarterly financial information and financial statements for the interim periods of 2006 are not restated, and the impact from the restatement was recorded in the three months ended December 31, 2006, as it did not have a material impact on 2006 annual or interim operating results. The restatements do not result in a change to our previously reported revenue, cash flow from operations or total cash and cash equivalents shown in our historical consolidated financial statements.

Audit committee review

Prompted by numerous headlines regarding the Securities and Exchange Commission’s (“SEC”) investigation of options practices by public companies, we conducted a voluntary, internal review of our historical stock option grant practices and related accounting. The review covered options granted during the period from May 1999 (the date of our initial public offering) through December 2006. Based on our preliminary findings, the Company’s audit committee retained the law firm of Covington & Burling LLP (“Covington”) to assist it in conducting a full investigation of our past option grant practices. Covington retained three information technology vendors to facilitate the search and retrieval of electronic data from our computer and backup storage systems, interviewed 27 current and former employees, board members, executive officers and outside counsel and reviewed over a million pages of documents. The documents reviewed included compensation committee and board meeting minutes, written consents, electronic data, employment and payroll records, employment agreements and offer

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

letters, grant agreements and notices, SEC filings, recipient lists, stock option database information, and other relevant documents. Based on Covington’s investigation, the audit committee found no fraud or intentional wrongdoing. As a result of the internal review and investigation by Covington, the audit committee found that the original measurement dates of certain stock option grants, for financial accounting purposes, did not meet the requirements of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” Consequently, for financial accounting purposes, we made the decision to revise the measurement dates for nine of the large grants awarded, and six individual grants, consistent with the standards of APB Opinion No. 25. With the exception of one grant, the closing price of our stock at the original stated grant date was lower than the closing price on the revised measurement date, which resulted in additional stock-based compensation expense in each of the years from 1999 through 2006. The additional stock-based compensation expense in some years was not material; the adjustment to 2006 was not material and was recorded in the fourth quarter of 2006.

Stock options grant summary

From May 1999 through December 31, 2006, we awarded stock options covering approximately 9.5 million shares of common stock. As shown in the table below, there were six annual company-wide grants to eligible employees as well as grants to executive officers, non-employee board members and individual employees. There was no annual grant to employees in 2004 and no annual grant to employees, executive officers or non-employee board members in 2006. Other than non-employee board members and one contractor, we did not award stock options to non-employees.

	Number of
Date of Grant	Options Granted	Grant Recipient(s)

May 17, 2005	1,285,000	Eligible employees, non-employee board members, contractor
August 10, 2004	1,500,000	Executive officer
June 1, 2004	25,000	Non-employee board members
December 19, 2003	1,371,750	Eligible employees, executive officers
August 11, 2003	50,000	Non-employee board members
December 31, 2002	1,025,750	Eligible employees
December 7, 2001	896,050	Eligible employees
August 24, 2001	20,000	Non-employee board members
April 3, 2001(1)	1,300,000	Executive officers, non-employee board members
October 20, 2000	545,334	Eligible employees
May 5, 1999(2)	608,994	Eligible employees, executive officer
Various	824,967	Individual employees

Total	9,452,845

(1)	None of the options awarded for this grant has been exercised, and all remaining non-forfeited options were cancelled in May 2007.

(2)	The post-stock split amount of options awarded for this grant is 608,994. The pre-stock split amount of options originally awarded is 207,208.

Adjustments to measurement dates

The requirement to revise the measurement dates of certain stock option grants, for financial accounting purposes, to meet the measurement date criteria of APB Opinion No. 25, is attributed to a number of different circumstances, described in the following paragraphs. Although measurement dates were adjusted in nine of the 11 large grants, 93% of the additional pre-tax stock-based compensation expense recorded is attributable to the

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 2001 and the October 2000 grants. All remaining non-forfeited options awarded as part of the April 2001 grant were cancelled in May 2007. Of the nine large grants where measurement dates were revised, five involved grants to executive officers and/or non-employee directors, and the resulting additional pre-tax stock-based compensation expense was approximately $7.8 million.

No contemporaneous documentation of approval.  In the December 2002 and December 2003 company-wide grants, one of which also included executive officers, there was no contemporaneous documentation to confirm that compensation committee or board approval had occurred on the indicated grant date. Grant approval in each case was documented by unanimous written consent (“UWC”), using the “as of” date in the signed consent as the approval date. The measurement dates were adjusted to conform to the date on which the last consent was received, as evidenced by the header on the return telecopy, since the required granting actions, including approval, were not complete until the signed consents were returned to us. In the August 2003, June 2004 and May 2005 grants to non-employee board members, there was no contemporaneous documentation to confirm that approval had occurred on the original grant date. The August 2003 and June 2004 measurement dates were revised to the date that the Form 4 was filed with the SEC, which were two days after the originally assigned measurement dates for both grants. The May 2005 measurement date was revised to the date approval occurred, which was several weeks later.

Selection of grant date prior to approval.  In the December 2001 company-wide grant, the grant date selected was prior to the date on which the compensation committee approved the grant and the schedule of option recipients. The measurement date was adjusted to the date of the compensation committee meeting during which the related final granting action of approval occurred. In the April 2001 grant to executive officers and non-employee board members, the grant was ratified at a meeting of the board of directors, at which the board specified a designated grant date and corresponding exercise price that preceded the date of the board meeting by several weeks. The measurement date was adjusted to the date that the board of directors ratified the grant, as reflected in the board minutes. That grant accounted for 84% of the additional pre-tax stock-based compensation expense recorded. None of these options was exercised and no individual received a financial benefit from this grant. All remaining non-forfeited options awarded with this grant were cancelled in May 2007.

Lack of finality of recipient list on company-wide grants.  In the October 2000 and May 2005 company-wide grants, the list of grant recipients and the number of options awarded to each recipient was not documented or determined with finality until a date subsequent to the original measurement date. Because there was either no date on the final recipient lists, or because the recipient list was not final until after the original grant date, we determined the revised measurement date for the company-wide grant based on e-mail, option database record add date, employee communications, and other available documentation.

Improper measurement date selection.  In each of the six company-wide grants, certain recipients, including a contractor in one case, were added or option amounts were increased or decreased after the revised measurement date. In each of these cases, the best available evidence was used to determine the appropriate measurement date for the affected individual grant. The documentation that was relied on included the date of the letter communicating the terms of the award to the employee, the option database record add date and e-mail.

Incorrect measurement dates for new hire and other grants.  In three instances, the grant date for options offered to new employees as an incentive to accept the offer preceded the actual start date for the employee. This occurred either because the grant date used was the date of the offer letter rather than the start date or the employee’s start date was delayed but the grant date was not changed accordingly. In addition, there were three individual grants related to an employment agreement or status which were incorrectly recorded and adjusted to the appropriate grant measurement date. As a result, we recognized $11,000 of additional pre-tax stock-based compensation expense for the period from January 1, 1999 through December 31, 2005, relating to six individual grants.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the above reasons for measurement date changes and the additional pre-tax stock-based compensation expense recognized, on a grant by grant basis:

	Additional Pre-Tax
	Stock-Based
	Compensation
Date of Grant	Expense	Reason for Measurement Date Changes
	(In thousands)

May 17, 2005	$3	No contemporaneous documentation of approval, lack of finality of recipient list on company-wide grants, improper measurement date selection
June 1, 2004	—	No contemporaneous documentation of approval
December 19, 2003	70	No contemporaneous documentation of approval, improper measurement date selection
August 11, 2003	10	No contemporaneous documentation of approval
December 31, 2002	218	No contemporaneous documentation of approval, improper measurement date selection
December 7, 2001	320	Selection of grant date prior to approval, improper measurement date selection
April 3, 2001(1)	7,779	Selection of grant date prior to approval
October 20, 2000	818	Lack of finality of recipient list on company-wide grants, improper measurement date selection
May 5, 1999	32	Improper measurement date selection
New Hire and Other Grants	11	Incorrect measurement dates for new hire and other grants

Total	$9,261

(1)	None of the options awarded for this grant has been exercised, and all remaining non-forfeited options were cancelled in May 2007.

Accounting impact

As a result of the investigation, we recorded additional stock-based compensation expense, after tax, of approximately $9.2 million, spread over the eight-year period from 1999 through 2006. The impact on our consolidated balance sheet at December 31, 2006 was an increase in additional paid-in capital of $9.3 million and an increase in accumulated deficit of $9.2 million, and at December 31, 2005, the impact was an increase in additional paid-in capital of $9.2 million and an increase in accumulated deficit of $9.0 million. There was no impact on revenue.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table shows the incremental impact for each year of the restatement period 1999 through 2005 from the stock-based compensation adjustments and related income tax effects (in thousands):

	Additional
	Stock-Based		Income Tax
	Compensation	Pre-Tax	Provision	After-Tax
Year Ended December 31	Expense	Adjustments	(Benefit)	Expense

1999	$10	$—	$(4)	$6
2000	54	—	(21)	33
2001	1,780	41	(552)	1,269
2002	2,212	175	222	2,609
2003	2,220	157	(229)	2,148

Cumulative Total	$6,276	$373	$(584)	$6,065
2004	2,199	86	(168)	2,117
2005	786	48	(38)	796

Total	$9,261	$507	$(790)	$8,978

Taxes

The tax consequences of the incorrect measurement dates have been computed and attributed to the years in which the errors arose. In the aggregate, the financial impact of these tax adjustments is a liability of $503,000 as of December 31, 2006. As a result of the change in measurement dates described above, certain stock options granted from May 1999 to December 2005 were issued at prices below fair market value on the revised measurement date and should have been classified as Non-Qualified Stock Options (“NQs”), rather than Incentive Stock Options (“ISOs”). Due to the differences in the tax treatment between ISOs and NQs, we underreported or under-withheld certain payroll taxes for those NQ options. The tax liabilities, including interest and penalties, that we have recorded include the impact of the reclassification of these options for tax purposes as depicted in the pre-tax adjustments column of the table included in Accounting Impact above. There were no options exercised in 1999 and 2000 for any grants that included revised measurement dates, hence, there was no resulting pre-tax adjustment impact. The income tax benefit of the additional stock-based compensation expense is significantly offset by the impact of Internal Revenue Code Section 162(m) limitations for three executive officers awarded options for the April 2001 grant. As a result of Section 162(m), approximately $2.4 million of the tax benefit lost was because of the maximum $1.0 million of deductible compensation allowed for federal income tax purposes.

Other restatement item

In addition to the adjustments related to the stock option review, the restated consolidated financial statements presented in this Form 10-K include an adjustment to correct an accounting error for the year ended December 31, 2005. This correction relates to a change in methodology in determining the carry forward of prior year net operating losses (“NOLs”) for state tax purposes. In connection with the change in methodology, an error was made in calculating the NOLs for certain states for 2005. The impact on the financial statements for the year ended December 31, 2005 is an additional deferred tax expense of approximately $1.1 million. The correction pertained to and is recorded in the three months ended December 31, 2005, and did not have a material impact on 2005 interim or annual results. The combined impact of the state tax NOL correction and the stock-based compensation adjustments described above reduced net income by approximately $1.9 million and $10.1 million for the year ended December 31, 2005 and the seven-year restatement periods from 1999 through 2005, respectively.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Statements

The following table presents the effects of the stock-based compensation and related tax adjustments and the correction of the state income tax computational error made to the Company’s previously reported consolidated balance sheet as of December 31, 2005 (in thousands, except share amounts):

	December 31, 2005
	As Reported	Adjustments	As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,081	$—	$19,081
Trade accounts receivable, net of allowance for doubtful accounts of $3,373	62,723	—	62,723
Prepaid expenses and other current assets	5,220	—	5,220
Income tax receivable	3,935	—	3,935
Deferred income tax asset	1,906	—	1,906
Current assets from discontinued operations	705	—	705

Total current assets	93,570	—	93,570
PROPERTY AND EQUIPMENT, net	48,317	—	48,317
GOODWILL	162,588	—	162,588
RADIO BROADCASTING LICENSES	1,788,643	—	1,788,643
OTHER INTANGIBLE ASSETS, net	53,644	—	53,644
INVESTMENT IN AFFILIATED COMPANY	37,362	—	37,362
OTHER ASSETS	6,527	—	6,527
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	10,729	—	10,729

Total assets	$2,201,380	$—	$2,201,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,113	$—	$3,113
Accrued interest	19,308	—	19,308
Accrued compensation and related benefits	20,756	—	20,756
Income taxes payable	3,805	—	3,805
Other current liabilities	8,616	507	9,123
Current portion of long-term debt	8	—	8
Current liabilities from discontinued operations	235	—	235

Total current liabilities	55,841	507	56,348
LONG-TERM DEBT, net of current portion	952,512	—	952,512
OTHER LONG-TERM LIABILITIES	6,316	—	6,316
DEFERRED INCOME TAX LIABILITY	161,923	344	162,267
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	1,391	—	1,391

Total liabilities	1,177,983	851	1,178,834

MINORITY INTEREST IN SUBSIDIARIES	2,856	—	2,856
STOCKHOLDERS’ EQUITY:
Common stock	99	—	99
Accumulated comprehensive income adjustments	958	—	958
Stock subscriptions receivable	(1,566)	—	(1,566)
Additional paid-in capital	1,026,429	9,226	1,035,655
Accumulated deficit	(5,379)	(10,077)	(15,456)

Total stockholders’ equity	1,020,541	(851)	1,019,690

Total liabilities and stockholders’ equity	$2,201,380	$—	$2,201,380

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the effects of the stock-based compensation and related tax adjustments and the correction of the state tax computational error made to the Company’s previously reported consolidated statements of operations as of December 31, 2005 and 2004, respectively (in thousands, except share amounts):

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

NET BROADCAST REVENUE	$368,658	$—	$368,658	$317,231	$—	$317,231

OPERATING EXPENSES:
Programming and technical	69,603	7	69,610	52,786	21	52,807
Selling, general and administrative	115,177	44	115,221	89,172	127	89,299
Corporate selling, general and administrative	24,287	783	25,070	16,659	2,137	18,796
Depreciation and amortization	16,251	—	16,251	16,681	—	16,681

Total operating expenses	225,318	834	226,152	175,298	2,285	177,583

Operating income	143,340	(834)	142,506	141,933	(2,285)	139,648
INTEREST INCOME	1,428	—	1,428	2,524	—	2,524
INTEREST EXPENSE	63,010	—	63,010	39,611	—	39,611
EQUITY IN LOSS OF AFFILIATED COMPANY	1,846	—	1,846	3,905	—	3,905
OTHER INCOME (EXPENSE), net	(83)	—	(83)	50	—	50

Income before provision for income taxes, minority interest in income of subsidiaries and loss from discontinued operations	79,829	(834)	78,995	100,991	(2,285)	98,706
PROVISION FOR INCOME TAXES	27,177	1,061	28,238	38,976	(168)	38,808
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	1,868	—	1,868	—	—	—

Net income from continuing operations	50,784	(1,895)	48,889	62,015	(2,117)	59,898
LOSS FROM DISCONTINUED OPERATIONS, net of tax	254	—	254	413	—	413

Net income	50,530	(1,895)	48,635	61,602	(2,117)	59,485
PREFERRED STOCK DIVIDENDS	2,761	—	2,761	20,140	—	20,140

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$47,769	$(1,895)	$45,874	$41,462	$(2,117)	$39,345

BASIC NET INCOME PER COMMON SHARE	$0.46	$(0.02)	$0.44	$0.40	$(0.02)	$0.37
DILUTED NET INCOME PER COMMON SHARE	$0.46	$(0.02)	$0.44	$0.39	$(0.02)	$0.37
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	103,749,798	—	103,749,798	104,953,192	—	104,953,192

Diluted	103,893,782	—	103,893,782	105,429,038	—	105,429,038

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the effects of the stock-based compensation and related tax adjustments and the correction of the state tax NOL error made to the Company’s previously reported consolidated statements of cash flows as of December 31, 2005 and 2004, respectively (in thousands):

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$50,530	$(1,895)	$48,635	$61,602	$(2,117)	$59,485
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	16,251	—	16,251	16,681	—	16,681
Amortization of production content	3,690	—	3,690	—	—	—
Write-down of investment	754	—	754	—	—	—
Amortization of debt financing costs	4,171	—	4,171	1,702	—	1,702
Deferred income taxes	24,454	1,061	25,515	38,147	(168)	37,979
Equity in loss of affiliated company	1,846	—	1,846	3,905	—	3,905
Minority interest in income of subsidiaries	1,868	—	1,868	—	—	—
Stock-based and other non-cash compensation	1,758	786	2,544	2,413	2,199	4,612
Contract termination fee	5,271	—	5,271	—	—	—
Amortization of contract inducement and termination fee	(722)	—	(722)	—	—	—
Effect of change in operating assets and liabilities, net of effects of acquisitions and dispositions:
Trade accounts receivable	36	—	36	(134)	—	(134)
Prepaid expenses and other assets	(6,441)	—	(6,441)	(1,408)	—	(1,408)
Income tax receivable	(285)	—	(285)	—	—	—
Accounts payable	(5,973)	—	(5,973)	1,632	—	1,632
Accrued interest	5,087	—	5,087	67	—	67
Accrued compensation and related benefits	(1,036)	270	(766)	649	197	846
Income taxes payable	288	—	288	250	—	250
Other liabilities	570	(222)	348	(2,841)	(111)	(2,952)
Net cash used in operating activities from discontinued operations	(490)	—	(490)	1,051	—	1,051

Net cash flows from operating activities	101,627	—	101,627	123,716	—	123,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(13,816)	—	(13,816)	(12,786)	—	(12,786)
Equity investments	(271)	—	(271)	(18,890)	—	(18,890)
Acquisition of station and broadcasting assets, net of cash acquired	(21,320)	—	(21,320)	(152,682)	—	(152,682)
Purchase of other intangible assets	(977)	—	(977)	(1,647)	—	(1,647)
Sale of short-term investments	10,000	—	10,000	30,700	—	30,700
Net cash used in investing activities from discontinued operations	(1,917)	—	(1,917)	(190)	—	(190)

Net cash flows used in investing activities	(28,301)	—	(28,301)	(155,495)	—	(155,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	587,500	—	587,500	75,000	—	75,000
Repayment of long-term debt	(455,007)	—	(455,007)	(52,506)	—	(52,506)

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005			Year Ended December 31, 2004
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

Proceeds from exercise of stock options	1,003	—	1,003	1,721	—	1,721
Change in interest due on stock subscriptions receivable	(482)	—	(482)	286	—	286
Payment of preferred stock dividends	(6,959)	—	(6,959)	(20,140)	—	(20,140)
Proceeds from debt issuances, net of offering costs	195,315	—	195,315	—	—	—
Redemption of convertible preferred stock	(309,820)	—	(309,820)	—	—	—
Repayment of officer loan for stock subscription	5,644	—	5,644	—	—	—
Payment of bank financing costs	(4,172)	—	(4,172)	(201)	—	(201)
Repurchase of common stock	(77,658)	—	(77,658)	—	—	—

Net cash flows from financing activities	(64,636)	—	(64,636)	4,160	—	4,160

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	8,690	—	8,690	(27,619)	—	(27,619)
CASH AND CASH EQUIVALENTS, beginning of year	10,391	—	10,391	38,010	—	38,010

CASH AND CASH EQUIVALENTS, end of year	$19,081	$—	$19,081	$10,391	—	$10,391

3.	ACQUISITIONS:

In December 2006, the Company completed the acquisition of certain assets of Giant Magazine, a publishing company located in the New York City metropolitan area, for $367,000 in cash, inclusive of closing costs. The Company’s preliminary purchase price allocation consisted of approximately $1.8 million to current assets, $189,000 to fixed assets, $211,000 to definitive-lived intangibles (trade names), approximately $1.8 million to current liabilities and $14,000 to long-term debt (capital lease) on the Company’s consolidated balance sheet as of December 31, 2006.

In September 2006, the Company completed the acquisition of the assets of WIFE-FM, a radio station located in the Cincinnati metropolitan area, for approximately $18.0 million in cash. In connection with the transaction, the Company also acquired the intellectual property of radio station WMOJ-FM, also in the Cincinnati market, for approximately $5.0 million in cash and changed WIFE-FM’s call sign to WMOJ-FM. The station has been consolidated with the Company’s existing Cincinnati operations. The Company’s preliminary purchase price allocation consisted of $198,000 to transmitters and towers, approximately $5.0 million to definite-lived intangibles (intellectual property) and $18.1 million to radio broadcasting licenses on the Company’s consolidated balance sheet as of December 31, 2006.

In May 2006, the Company acquired the assets of WHHL-FM (formerly WRDA-FM), a radio station located in the St. Louis metropolitan area, for approximately $20.0 million in cash. The Company began operating the station under a local marketing agreement (“LMA”) in October 2005, and the financial results since inception of the LMA have been included in the Company’s financial statements. The station has been consolidated with the existing St. Louis operations. The Company’s purchase price allocation consisted of $364,000 to definite-lived intangibles (a favorable transmitter lease), $180,000 to goodwill, $228,000 to transmitters and towers and approximately $19.3 million to radio broadcasting licenses on the Company’s consolidated balance sheet as of December 31, 2006.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In February 2005, the Company acquired 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D common stock valued at approximately $25.4 million. Reach Media commenced operations in 2003 and was formed by Tom Joyner, Chairman, and David Kantor, Chief Executive Officer, to operate the Tom Joyner Morning Show and related businesses. Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndication agreements. Mr. Joyner is a leading nationally syndicated radio personality. The Tom Joyner Morning Show is broadcast on over 117 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach Media also operates the Tom Joyner Sky Show, the Tom Joyner Family Reunion and various other special event-related activities. Additionally, Reach Media operates www.BlackAmericaWeb.com, an African-American targeted internet destination, and provides programming content, which is aired on TV One, an affiliate. The final purchase price allocation was completed during the quarter ended March 31, 2006 and consisted of approximately $36.5 million to definite-lived intangibles ($19.5 million to a talent agreement, $9.2 million to intellectual property and $7.8 million to affiliate agreements), approximately $13.7 million to deferred tax liability, approximately $32.5 million to goodwill, and approximately $1.3 million to other net assets on the Company’s consolidated balance sheet.

In November 2004, the Company completed the acquisition of the assets of WPZS-FM (formerly known as WABZ-FM), a radio station located in the Charlotte metropolitan area. Upon completing the acquisition, the Company consolidated the station with its existing Charlotte operations, changed the call sign to WPZS-FM and reformatted the station. The total acquisition price was approximately $11.5 million in cash. The Company allocated approximately $11.4 million and $76,000 to radio broadcasting licenses and goodwill, respectively.

In October 2004, the Company acquired the outstanding stock of New Mableton Broadcasting Corporation (“NMBC”), which owned WAMJ-FM, a radio station located in the Atlanta metropolitan area. The Company began operating WAMJ-FM under an LMA in August 2001. NMBC’s majority shareholder was an entity controlled by the Company’s Chief Executive Officer and President. The total acquisition price was approximately $35.0 million in cash. The Company allocated approximately $32.0 million to radio broadcasting licenses, approximately $15.2 million to goodwill, $872,000 to other assets, and approximately $13.2 million to deferred tax liability.

In February 2004, the Company completed the acquisition of the assets of WPPZ-FM (formerly known as WSNJ-FM), a radio station located in the Philadelphia metropolitan area. The Company consolidated the station with its existing Philadelphia operations, changed the call sign to WRNB-FM and reformatted the station. The acquisition price was approximately $35.0 million in cash. The Company allocated approximately $34.9 million and $54,000 to radio broadcasting licenses and goodwill, respectively.

4.	DISCONTINUED OPERATIONS:

In August 2006, the Company entered into an agreement to sell radio station WILD-FM in the Boston metropolitan area to Entercom Boston, LLC (“Entercom”) for approximately $30.0 million in cash. Entercom began operating the station under an LMA effective August 18, 2006. The assets and liabilities of WILD-FM have been classified as held for sale and reflected as discontinued operations as of December 31, 2005 and its results of operations for the year ended December 31, 2006, 2005 and 2004, respectively have been reflected as discontinued operations in the accompanying consolidated financial statements. The sale of the station was completed on December 29, 2006 resulting in a gain of approximately $18.6 million (approximately $11.4 million net of tax).

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes certain operating results for WILD-FM for all periods presented:

	December 31,
	2006	2005	2004
	(In thousands)

Net broadcast revenue	$1,488	$2,477	$2,530
Station operating expenses	1,566	2,566	2,915
Depreciation	445	339	253
Gain on sale of assets	18,628	—	—
Income (loss) before income taxes	18,105	(429)	(672)
Provision (benefit) for income taxes	6,993	(175)	(259)

Income (loss) from discontinued operations	$11,112	$(254)	$(413)

The assets and liabilities of WILD-FM are classified as discontinued operations in the accompanying consolidated balance sheets as follows:

	December 31,
	2006	2005
	(In thousands)

Current assets:
Trade accounts receivable, net of allowance	$71	$374
Prepaid expenses and other current assets	225	317
Deferred income tax assets	—	14

Total current assets	296	705
Property and equipment, net	428	2,124
Goodwill and radio broadcasting licenses	—	8,605

Total assets	$724	$11,434

Current liabilities:
Other current liabilities	$425	$235

Total current liabilities	425	235
Deferred income tax liability	—	1,391

Total liabilities	$425	$1,626

The Company retained the working capital, certain fixed assets and a leased office facility upon the sale of WILD-FM. The fixed assets were sold in March 2007, in conjunction with the assignment of the facility lease.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the related estimated useful lives. Property and equipment consists of the following:

	December 31,		Estimated
	2006	2005	Useful Lives
	(In thousands)

PROPERTY AND EQUIPMENT:
Land and improvements	$4,552	$4,388	—
Building and improvements	2,765	2,462	31 years
Transmitters and towers	33,543	27,566	7-15 years
Equipment	57,138	49,450	3-7 years
Leasehold improvements	17,223	15,459	Lease Term
Construction-in-progress	1,692	1,378

	116,913	100,703
Less: Accumulated depreciation	(62,968)	(52,386)

Property and equipment, net	$53,945	$48,317

Depreciation expense for the years ended December 31, 2006, 2005 and 2004 was approximately $11.2 million, $11.0 million, and $11.6 million, respectively.

Repairs and maintenance costs are expensed as incurred.

6.	GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

The fair value of goodwill and radio broadcasting licenses is determined on a market basis using a discounted cash flow model considering the market’s revenue, number of stations in the market, the performance of stations, the Company’s performance and estimated multiples for the sale of stations in the market. Because the assumptions used in estimating the fair value of goodwill and radio broadcasting licenses are based on current conditions, a change in market conditions or in the discount rate could have a significant effect on the estimated value of goodwill or radio broadcasting licenses. A significant decrease in the fair value of goodwill or radio broadcasting licenses in a market could result in an impairment charge. The Company performs an impairment test as of October 1st of each year, or when other conditions suggest an impairment may have occurred.

In 2006, the Company recorded a non-cash impairment charge of approximately $63.3 million related to certain radio broadcasting licenses (approximately $55.7 million) and goodwill (approximately $7.6 million) reflecting an overall market decline in its Los Angeles and Louisville markets.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2005:

	December 31,
	2006	2005
	(In thousands)

Balance as of January 1	$162,588	$116,785
Acquisitions	312	30,029
Impairment	(7,598)	—
Purchase price allocation adjustment (see Note 3)	2,493	15,774

Balance as of December 31	$157,795	$162,588

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	December 31,		Period of
	2006	2005	Amortization
	(In thousands)

Trade names	$26,565	$26,333	2-5 Years
Talent agreement	19,549	24,788	10 Years
Debt financing costs	17,771	17,224	Term of debt
Intellectual property	14,167	9,692	4-10 Years
Affiliate agreements	7,768	5,959	1-10 Years
Favorable transmitter site and other intangibles	5,675	5,272	6-60 Years

	91,495	89,268
Less: Accumulated amortization	(42,344)	(35,624)

Other intangible assets, net	$49,151	$53,644

Amortization expense for the years ended December 31, 2006, 2005 and 2004 was approximately $4.6 million, $5.3 million, and $5.1 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The following table presents the Company’s estimate of amortization expense for each of the five succeeding years for intangible assets, excluding deferred financing costs.

(In thousands)

2007	$4,751
2008	4,239
2009	4,139
2010	4,059
2011	4,056

Future amortization expense may vary as a result of future acquisitions and dispositions.

7.	INVESTMENT IN AFFILIATED COMPANY:

In January 2004, together with an affiliate of Comcast Corporation and other investors, the Company launched TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. The Company has committed to make a cumulative cash investment of $74.0 million in TV One over approximately four years, of which the Company has already funded $51.6 million as of December 31, 2006. In December 2004, TV One entered into a distribution

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One. As of December 31, 2006, the Company owned approximately 36% of TV One on a fully-converted basis.

The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the years ended December 31, 2006, 2005, and 2004, the Company’s allocable share of TV One’s operating losses was approximately $2.3 million, $1.8 million and $3.9 million, respectively. Under the hypothetical liquidation at book value approach, the increase in the Company’s claim on the change in net assets of TV One resulting from TV One’s buyback of equity from certain TV One investors, resulted in a decrease of $152,000 in additional paid-in capital of the Company for the year ended December 31, 2006, in accordance with SAB No. 51, “Accounting for Sales of Stock by a Subsidiary.”

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

The Company is accounting for the services provided to TV One under the advertising and network services agreements in accordance with EITF Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.” As services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, the most reliable unit of measurement has been determined to be the value of underlying advertising time that is being provided to TV One. For the network services agreement, the most reliable unit of measurement has been determined to be the value of the equity received in TV One. As a result, the Company is re-measuring the fair value of the equity received in consideration of its obligations under the network services agreement in each subsequent reporting period as the services are provided. The Company recognized approximately $2.9 million, $2.7 million and $1.9 million of revenue relating to these two agreements for the years ended December 31, 2006, 2005 and 2004, respectively.

8.	OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:

	December 31,
	2006	2005
		As Restated
	(In thousands)

Deferred revenue	$3,142	$3,526
Deferred barter revenue	2,962	—
Deferred contract termination credits	2,168	2,168
Deferred rent	889	1,171
Accrued national representative fees	823	958
Accrued miscellaneous taxes	290	504
Other	3,468	796

Other current liabilities	$13,742	$9,123

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	DERIVATIVE INSTRUMENTS:

During 2005, pursuant to the Credit Agreement (as defined below), the Company entered into four fixed rate swap agreements to reduce exposure to interest rate fluctuations on certain floating rate debt commitments. The Company accounts for swap agreements under the mark-to-market method of accounting.

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

Under the swap agreements, the Company pays the fixed rate listed in the table above plus a spread based on its leverage ratio (as defined in the Credit Agreement). The counterparties to the agreements pay the Company a floating interest rate based on the three-month London Interbank Offered Rate (“LIBOR”) (measurement and settlement is performed quarterly). The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments as of December 31, 2006 to be a receivable of approximately $1.8 million. The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are parties to the Company’s swap agreements. The fair value is an estimate of the net amount that the Company would receive on December 31, 2006 if the agreements were transferred to other parties or cancelled by the Company.

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

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	LONG-TERM DEBT:

Long-term debt consists of the following:

	December 31,
	2006	2005
	(In thousands)

8 7/8% senior subordinated notes	$300,000	$300,000
6 3/8% senior subordinated notes	200,000	200,000
Credit facilities	437,500	452,500
Capital lease obligations	27	20

Total long-term debt	937,527	952,520
Less: current portion	(7,513)	(8)

Long-term debt, net of current portion	$930,014	$952,512

Senior Subordinated Notes

In February 2005, the Company completed the private placement of $200.0 million 6 3/8% senior subordinated notes due 2013 realizing net proceeds of approximately $195.3 million. The Company recorded approximately $4.7 million in deferred financing costs, which are being amortized to interest expense over the life of the notes using the effective interest rate method. The net proceeds of the offering, in addition to borrowings of $110.0 million under the Company’s previous revolving credit facility, and available cash, were used to redeem our outstanding 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) in an amount of $309.8 million. In October 2005, the 6 3/8% senior subordinated notes were exchanged for an equal amount of notes registered under the Securities Act of 1933, as amended (“the Securities Act”).

Credit Facilities

In June 2005, we entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). The agreement was amended in April 2006 to modify certain financial covenants. The term of the Credit Agreement is seven years and the total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with financial covenants and other provisions of the Credit Agreement. We may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, our common stock repurchase program, direct and indirect investments permitted under the Credit Agreement, and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that we must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to December 31, 2007, and no less than 2.25 to 1.00 from January 1, 2008 to December 31, 2008, and no less than 2.50 to 1.00 from January 1, 2009 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.00 to 1.00 from April 1, 2006 to December 31, 2007, and no greater than 6.00 to 1.00 from January 1, 2008 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the Credit Agreement, we borrowed $437.5 million under the Credit Agreement to retire all outstanding obligations under our previous credit agreement. We have received a waiver under the Credit Agreement extending the due date for delivery of our consolidated financial statements for the year ended December 31, 2006 and the quarter ended March 31, 2007 and waiving compliance with the interest ratio covenant in the Credit Agreement until July 13, 2007. We expect that with the filing of this Form 10-K and the subsequent filing of our first quarter Form 10-Q we will be in compliance with the requirements for delivery of our consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2006 and 2005, the Company had average borrowings outstanding of approximately $437.5 million and $452.5 million, respectively, at average annual interest rates of approximately 6.72% and 5.89%, respectively.

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

The Company’s borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries.

Future minimum principal payments of long-term debt as of December 31, 2006 are as follows:

	Senior
	Subordinated	Credit	Capital
	Notes	Facilities	Leases
	(In thousands)

2007	$—	$7,500	$13
2008	—	37,500	14
2009	—	67,500	—
2010	—	75,000	—
2011	300,000	75,000	—
2012 and thereafter	200,000	175,000	—

Total long-term debt	$500,000	$437,500	$27

11.	INCOME TAXES:

Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

In June 2005, the state of Ohio enacted a law that will phase-out the corporation franchise tax and phase-in a commercial activity tax. The commercial activity tax is based on gross receipts. The Company has determined the likelihood of a reversal of certain temporary differences related to intangible assets within the five-year period of the phase-out is unlikely, as these temporary items have indefinite lives. Under the new law, temporary differences (which would have created a deferred tax asset or liability) reversing after the phase-in period of the gross receipts based tax will no longer impact the Company’s income tax provision. Therefore, the Company reduced its deferred tax liability and recorded an income tax benefit of approximately $4.7 million for the year ended December 31, 2005. For year ended December 31, 2006, the Company recorded a net deferred tax liability of $948,000 based on the agreement to sell stations located in our Dayton and Louisville markets, which will result in a reversal of certain temporary differences.

In May 2006, the State of Texas enacted a law that changed the current tax structure to a margin tax effective for tax years beginning January 1, 2007. This tax is calculated by deducting certain expenses from gross receipts to determine taxable income and is considered an income tax for SFAS No. 109 purposes. During the three months ended June 30, 2006, the Company recorded a deferred tax liability of $540,000 for its difference between book and tax basis in its intangible assets as a result of the change in the law. The Company did not previously establish any deferred tax liabilities for Texas because, historically, the Company paid a franchise tax rather than an income tax in Texas.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s purchase of 51% of the common stock of Reach Media and 100% of NMBC in 2005 and 2004, respectively, were stock acquisitions. Associated with these stock purchases, the Company allocated the purchase price to the related assets acquired, with the excess purchase price allocated to goodwill. For income tax purposes, in a stock purchase, the underlying assets of the acquired companies usually retain their historical tax basis. Accordingly, the Company recorded a deferred tax liability of approximately $28.3 million in 2005 related to the difference between the book and tax basis for all of the assets acquired (excluding nondeductible goodwill).

At December 31, 2006, net deferred tax liabilities include a deferred tax asset of $1.2 million relating to stock-based compensation expense under SFAS No. 123(R). Full realization of this deferred tax asset requires non-qualified stock options to be exercised at a price equal or exceeding the sum of the grant price plus the fair value of the option at the grant date. The provisions of SFAS No. 123(R), however, do not allow a valuation allowance to be recorded unless the Company’s future taxable income is expected to be insufficient to recover the asset. Accordingly, there can be no assurance that the stock price of the Company’s common stock will rise to levels sufficient to realize the entire benefit currently reflected in its balance sheet. To the extent compensation includes amounts related to ISOs, no tax benefit is recorded, and the stock-based compensation expense will be a permanent difference that will result in an increase to the effective tax rate.

A reconciliation of the statutory federal income taxes to the recorded income tax provision is as follows:

	Year Ended December 31,
	2006	2005	2004
		(As Restated)	(As Restated)
	(In thousands)

Statutory tax (@ 35% rate)	$(5,097)	$27,648	$34,547
Effect of state taxes, net of federal	(395)	2,942	4,304
Effect of state rate and tax law changes	495	(4,836)	—
Permanent items, excluding impairment of intangibles and SFAS No. 123(R)	978	1,159	890
Effect of equity adjustments including SFAS No. 123(R)	669	277	676
Valuation allowance	1,396	791	—
Effect of permanent impairment of intangibles	2,241	—	—
Other	(13)	257	(1,609)

Provision for income taxes	$274	$28,238	$38,808

The components of the provision for continuing operations income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
		(As Restated)	(As Restated)
	(In thousands)

Federal:
Current	$4,373	$697	$—
Deferred	(5,625)	29,365	32,147
State:
Current	828	1,851	570
Deferred	698	(3,675)	6,091

Provision for income taxes	$274	$28,238	$38,808

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The decrease in the provision for income taxes for the year ended December 31, 2006, compared to the same period in 2005, was primarily due to a decrease in pre-tax income for the year ended December 31, 2006, compared to the same period in 2005.

The components of the provision (benefit) for discontinued operations income taxes are as follows:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Current
Federal	$—	$—	$—
State	—	—	—

Total Current	$—	$—	$—

Deferred
Federal	6,017	(159)	(259)
State	976	(16)	—

Total Deferred	$6,993	$(175)	$(259)

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes reflect the net tax effect of temporary differences between the financial statement and tax basis of assets and liabilities. The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2006 and 2005 are as follows:

	2006	2005
		(As Restated)
	(In thousands)

Deferred tax assets:
Allowance for doubtful accounts	$1,523	$1,309
Accruals	1,624	1,357
Other	4	84

Total current tax assets before valuation allowance	3,151	2,750
Valuation allowance	(48)	(18)

Total current tax assets, net	3,103	2,732

Stock-based compensation	1,857	959
Other accruals	938	820
Net operating loss carryforwards	117,886	92,788
Other	1,255	1,216

Total noncurrent deferred tax assets before valuation allowance	121,936	95,783
Valuation allowance	(2,200)	(773)

Net noncurrent deferred tax assets	119,736	95,010

Total deferred tax assets	$122,839	$97,742

Deferred tax liabilities:
Prepaid expenses	(145)	(426)
Television production costs	(57)	(400)
Other	(45)	—

Total current deferred tax liabilities	(247)	(826)
Intangible assets	(271,174)	(248,443)
Depreciation	(1,304)	154
Interest expense	(795)	(563)
Partnership interests	(11,612)	(7,121)
Other	(467)	(1,304)

Total noncurrent deferred tax liabilities	(285,352)	(257,277)

Total deferred tax liabilities	(285,599)	(258,103)

Net deferred tax liabilities	$(162,760)	$(160,361)

The Company acquired net operating loss (“NOL”) carryforwards of approximately $1.2 million related to Reach Media in 2005. These amounts have been fully utilized. As of December 31, 2006, the Company had a gross federal NOL carryforward of approximately $300.8 million, and 19.1 million net state NOL, which is recorded as a deferred tax asset. If not utilized, the NOL carryforwards will expire beginning in 2018 through 2026. The Company believes its net operating losses will be utilized within the carryforward period based on management’s estimate of the Company’s projected taxable income and its ability to employ various tax planning strategies, if needed. To the extent that actual future financial results differ from management’s estimates, the Company may be

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required to record a valuation allowance against this asset. The Company’s utilization of these NOL carryforwards may be subject to limitation under Section 382 of the Internal Revenue Code.

The Company has evaluated whether its deferred tax assets are more likely than not to be utilized. Based on this evaluation, the Company has provided a valuation allowance of approximately $1.4 million related to the deferred tax assets for certain state NOLs as of December 31, 2006. The Company has also provided a valuation allowance of $799,000 related to the deferred tax assets for charitable contribution carryforwards as of December 31, 2006. The Company has determined it is more likely than not that the benefit of these items will not be utilized.

12.	STOCKHOLDERS’ EQUITY:

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

No shares of Class A or Class D stocks were repurchased during 2006. For the year ended December 31, 2005, 592,744 shares of Class A and 5,805,697 shares of Class D common stock were repurchased at an average price of $12.02 and $12.15, respectively, for a total of approximately $77.7 million.

Redemption of Convertible Preferred Stock

In February 2005, the Company redeemed all of its outstanding HIGH TIDES in an amount of $309.8 million. This redemption was financed with the net proceeds of the sale of the Company’s 6 3/8% senior subordinated notes due 2013, borrowings under its revolving credit facility, and available cash.

Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share — Based Payment, “using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black- Scholes valuation model, which is consistent with our valuation methodologies previously used for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock-based Compensation, “as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Such fair value is recognized as an expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). Estimating the number of stock awards that will ultimately vest requires judgment, and to the extent actual forfeitures differ substantially from our current estimates, amounts will be recorded as a cumulative adjustment in the period the estimated are revised. We consider many factors when estimating expected forfeitures, including the types of awards, employee classification and historical experience. Actual forfeitures may differ substantially from our current estimate.

In light of the accounting guidance under SFAS No. 123(R), the Company re-evaluated the assumptions used in estimating the fair value of options granted. As part of this assessment, management determined that the historical volatility of the preceding three years is a better indicator of expected volatility and future stock price trends than the historical volatility reflected since the Company conducted its initial public offering of common

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock, which more closely approximates the expected life assumption used in the Company’s fair value calculations. This determination was based on analysis of :

1. implied volatility on publicly-traded options on Radio One shares;

2. implied and historical volatility of publicly-traded common stock of peer companies;

3. corporate and capital structure changes that may potentially affect future volatility; and

4. mean reversion tendencies, trends and cycles.

In connection with its adoption of SFAS No. 123(R), the Company also examined the historical pattern of option exercises in an effort to determine if there were any discernable activity patterns based on certain option holder populations. From its analysis, the Company identified four groups. The expected lives computation is based on historical exercise patterns and post-vesting termination behavior within each of the four groups identified. The interest rate for periods within the expected life of the award is based on the United States Treasury Yield curve in effect at the time of the grant.

The Company granted 62,000, 1,634,000 and 1,633,000 stock options during the years ended December 31, 2006, 2005 and 2004, respectively. The per share weighted-average fair value of employee options granted during the years ended December 31, 2006, 2005 and 2004 was $4.36, $7.13 and $8.02, respectively, on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2006	2005	2004

Average risk-free interest rate	4.97%	4.33%	3.65%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	7.7 years	5.0 years	5.0 years
Expected volatility	40%	60%	65%

The Company has provided pro forma disclosures in Note 1(o) — Organization and Summary of Significant Accounting Policies of the Consolidated Financial Statements of the effect on net income and earnings per share for the years ended December 31, 2005 and 2004 as if the fair value method of accounting for stock compensation had been used for its employee stock option grants.

Stock Option and Restricted Stock Grant Plan

In March 2004, the Company’s board of directors voted to increase the number of shares of Class D common stock issuable under the Stock Option and Restricted Stock Grant Plan (“Plan”) to 10,816,198 and to incorporate all prior amendments into the Plan. This amendment to the Plan was approved by the Company’s stockholders in May 2004. At inception of the Plan, the Company’s board of directors authorized 1,408,099 shares of Class A common stock to be issuable under the plan. The options are exercisable in installments determined by the compensation committee of the Company’s board of directors. The options expire as determined by the committee, but no later than ten years from the date of the grant. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock. As of December 31, 2006, 5,495,063 shares were available for grant under the Company’s stock option plan.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions and other information relating to stock options for the years ended December 31, 2006, 2005 and 2004 are summarized.

	Number of		Weighted-
	Shares to	Weighted-	Average
	be Issued Upon	Average	Remaining	Aggregate
	Exercise of	Exercise	Contractual Term	Intrinsic
	Options	Price	(In Years)	Value

Outstanding at December 31, 2003	5,074,000	$15.43
Grants	1,633,000	14.84
Exercised	(109,000)	11.03
Forfeited/cancelled/expired	(367,000)	16.66

Outstanding at December 31, 2004	6,231,000	15.46	—	—
Grants	1,503,000	12.78
Exercised	(132,000)	8.25
Forfeited/cancelled/expired	(533,000)	18.18

Outstanding at December 31, 2005	7,069,000	14.55	—	—
Grants	62,000	8.36
Exercised	(6,900)	7.50
Forfeited/cancelled/expired	(1,248,000)	14.97

Outstanding at December 31, 2006	5,876,100	14.49	6.47	—

Vested and expected to vest at December 31, 2006	5,482,000	14.49	6.47	—
Exercisable at December 31, 2006	4,725,000	14.81	6.11	—

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading for the year ended December 31, 2006 and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on December 31, 2006. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $3,000 during the year ended December 31, 2006. The number of options vested during the year ended December 31, 2006 was 137,150. We have recorded a deferred tax asset of approximately $1.4 million related to the stock-based compensation expense recorded during the year ended December 31, 2006.

As of December 31, 2006, approximately $6.4 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of three years. The stock option weighted-average fair value per share was $8.65 at December 31, 2006.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions and other information relating to restricted stock grants for the year ended December 31, 2006 are summarized below:

		Average
		Fair Value at
	Shares	Grant Date

Outstanding at December 31, 2003	—	$—
Grants	131,000	19.56
Vested	(60,000)	19.49
Forfeited/cancelled/expired	—	—

Unvested at December 31, 2004	71,000	19.62
Grants	—	—
Vested	(38,000)	19.54
Forfeited/cancelled/expired	—	—

Unvested at December 31, 2005	33,000	19.71
Grants	—	—
Vested	(16,500)	19.71
Forfeited/cancelled/expired	—	—

Unvested at December 31, 2006	16,500	19.71

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of December 31, 2006, $36,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the next 12 months.

13.	RELATED PARTY TRANSACTIONS:

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

Also in September 2005, the CFO repaid a portion of his loan. The partial repayment of approximately $7.5 million was effected using 300,000 shares of the Company’s Class A common stock and 230,000 shares of the Company’s Class D common stock owned by the CFO. As of December 31, 2006, the remaining principal and interest balance on the CFO’s loan was approximately $1.6 million. All shares transferred to the Company in

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

satisfaction of this loan have been retired. As of December 31, 2006, the accrued interest on the loan to the CFO was $99,000.

In July 2006, the Chief Operating Officer paid $407,000 to satisfy in full a 5.6% unsecured loan issued and outstanding since 1999.

The Company has an additional loan outstanding to the Company’s CFO in the amount of $88,000. The loan is due on demand and bears interest at 5.6%. As of December 31, 2006, the accrued interest on this loan to the CFO was $45,000.

In March 2007, the Company signed an agreement to acquire the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area from Blue Chip Communications, Inc. (“Blue Chip”) for approximately $2.6 million in seller financing. The financing is a 5.1% interest bearing loan payable monthly through July 2008. Blue Chip is owned by L. Ross Love, a member of the Company’s board of directors. The transaction was approved by a special committee of independent directors appointed by the board of directors. Additionally, the Company retained an independent valuation firm to provide a fair value appraisal of the station. The Company continues to operate and consolidate the financial results of WDBZ-AM under a LMA for no annual fee until closing, which is expected to take place in the second half of 2007.

In September 2006, the Company purchased a radio broadcasting tower and related facilities in the Detroit metropolitan area from American Signaling Corporation for $925,000 in cash. The tower serves as the transmitter site for station WDMK-FM. American Signaling Corporation is a wholly-owned subsidiary of Syndicated Communications Venture Partners II, LP. Terry L. Jones, a general partner of Syndicated Communications Venture Partners II, LP, is also a member of the Company’s board of directors. The terms of the transaction were approved by an independent committee of the Company’s board of directors. Prior to the purchase, the Company had leased space on the tower for the broadcast of WDMK-FM from American Signaling Corporation for $50,000 for the year ended 2006, and $75,000 for each of the years ended 2005 and 2004.

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

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by Radio One, we believe that the provision of such promotion is fair to Radio One. There were no cash, trade or no-charge orders placed by Music one in 2006. In 2006, Music One paid to Radio One a total of $169,000 for office space and administrative services provided to Music One in 2006 and 2005. Radio One paid $5,900 to or on behalf of Music One in 2006, primarily for a market event and travel reimbursement.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its board of directors. Effective January 1, 2006, the Company began matching employee contributions to the employee savings plan. Employer contributions paid for the year ended December 31, 2006 were approximately $1.2 million.

15.	COMMITMENTS AND CONTINGENCIES:

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times through August 1, 2014. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

TV One Cable Network

Pursuant to a limited liability company agreement dated July 18, 2003, the Company and certain other investors formed TV One for the purpose of developing and distributing a new television programming service. The Company has committed to make a cumulative cash investment of $74.0 million in TV One over approximately four years. As of December 31, 2006, the Company has already funded $51.6 million under this agreement.

Royalty Agreements

The Company has entered into fixed fee and variable share agreements with music performance rights organizations that expire as late as 2009. During the years ended December 31, 2006, 2005 and 2004, the Company incurred expenses of approximately $12.6 million, $10.9 million and $8.6 million, respectively, in connection with these agreements.

Leases and Other Operating Contracts and Agreements

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 19 years. The Company’s leases for broadcast facilities generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options, escalating payments over the life of the lease and rent concessions. Scheduled rent increases and rent concessions are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheet. The future minimum lease payments and rentals under non-cancelable leases as of December 31, 2006 are shown below.

The Company has other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements that expire over the next eight years. The amounts the Company is obligated to pay for these agreements are shown below.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Capital	Operating	Other Operating
	Lease	Lease	Contracts and
	Payments	Payments	Agreements
	(In thousands)

Year ending December 31:
2007	$17	$8,095	$34,367
2008	14	7,713	23,829
2009	—	6,562	19,430
2010	—	5,669	18,616
2011	—	4,931	11,031
Thereafter	—	12,281	33,300

Total	$31	$45,251	$140,573

Less amount representing interest	4

Present value of net minimum lease payments	27
Less current maturities	13

Long-term obligations, less interest	$14

Rent expense for the years ended December 31, 2006, 2005 and 2004 was approximately $8.6 million, $6.9 million, and $6.2 million, respectively. The total cost of assets under capital lease as of December 31, 2006 was $43,000.

Other Contingencies

The Company has been named as a defendant in several legal actions occurring in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

16.	CONTRACT TERMINATION:

During the year ended December 31, 2005, the Company terminated its national sales representation agreements with Interep National Radio Sales, Inc. (“Interep”), and entered into new agreements with Katz Communications, Inc. (“Katz”), whereby Katz became the Company’s sole national sales representative. Interep had previously acted as a national sales representative for approximately half of the Company’s national advertising business, while Katz represented the remaining half. Katz paid the Company $3.4 million as an inducement to enter into the new agreements. Katz also agreed to pay Interep approximately $5.3 million to satisfy the Company’s termination obligations stemming from the previous sales representation agreements with Interep. Accordingly, the Company recorded the termination obligation of approximately $5.3 million as a one-time charge in selling, general and administrative expense for the year ended December 31, 2005. Both the $3.4 million inducement and the approximately $5.3 million termination amount are being amortized over the four-year life of the new Katz agreements as a reduction to selling, general and administrative expense. As of December 31, 2006, approximately $3.6 million of the deferred termination obligation and inducement amount is reflected in other long-term liabilities on the accompanying consolidated balance sheets, and approximately $2.2 million is reflected in other current liabilities.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarters Ended
	March 31	June 30	September 30	December 31(1)
	(In thousands, except share data)

2006:
Net broadcast revenue	$81,563	$97,231	$99,058	$89,165
Operating income	22,668	34,848	35,921	29,442
Net income (loss)	2,593	8,104	8,034	(25,461)
Net income (loss) per share — basic and diluted	0.03	0.08	0.08	(0.26)

Weighted average shares outstanding — basic	98,704,884	98,710,633	98,710,633	98,710,633
Weighted average shares outstanding — diluted	98,743,376	98,710,633	98,710,633	98,710,633

(1)	The net loss applicable to common stockholders for the quarter ended December 31, 2006 includes approximately $63.3 million of pre-tax impairment of long-lived assets expense, offset partially by approximately $11.1 million of income from discontinued operations, net of tax, related to the sale of WILD-FM in Boston. Additionally, the net of tax impact of the stock-based compensation adjustment in 2006, which amounted to $246,000, was recorded by the Company in its fourth quarter of 2006 due to the immateriality of the expense to each period within 2006.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables present the effects of the restatement adjustments (See Note 2 — Restatement of Consolidated Financial Statements), and quarterly adjustments to record two transactions in the proper period within the 2005 year that were previously recorded in the Company’s fourth quarter 2005 operating results within the Company’s previously reported quarterly financial data (unaudited). The impact of recording the two adjustments did not have a material impact on 2005 interim results.

	Quarter Ended March 31, 2005			Quarter Ended June 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

NET BROADCAST REVENUE	$76,493	$—	$76,493	$100,865	$—	$100,865

OPERATING EXPENSES:
Programming and technical	15,477	9	15,486	17,622	1	17,623
Selling, general and administrative	23,513	45	23,558	27,940	12	27,952
Corporate selling, general and administrative	5,295	467	5,762	6,029	673	6,702
Depreciation and amortization	3,287	370	3,657	3,122	1,111	4,233

Total operating expenses	47,572	891	48,463	54,713	1,797	56,510

Operating income	28,921	(891)	28,030	46,152	(1,797)	44,355
INTEREST INCOME	472	—	472	271	—	271
INTEREST EXPENSE	12,428	—	12,428	17,240	—	17,240
EQUITY IN AFFILIATED COMPANY	459	—	459	304	—	304
OTHER INCOME, net	90	—	90	33	—	33

Income before provision for income taxes, minority interest in income of subsidiaries and loss from discontinued operations	16,596	(891)	15,705	28,912	(1,797)	27,115
PROVISION FOR INCOME TAXES	6,665	(158)	6,507	8,535	(621)	7,914
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	107	—	107	518	—	518

Net income from continuing operations	9,824	(733)	9,091	19,859	(1,176)	18,683
LOSS FROM DISCONTINUED OPERATIONS, net of tax	137	—	137	15	—	15

Net income	9,687	(733)	8,954	19,844	(1,176)	18,668
PREFERRED STOCK DIVIDENDS	2,761	—	2,761	—	—	—

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$6,926	$(733)	$6,193	$19,844	$(1,176)	$18,668

BASIC NET INCOME PER COMMON SHARE	$0.07	$(0.01)	$0.06	$0.19	$(0.01)	$0.18
DILUTED NET INCOME PER COMMON SHARE	$0.07	$(0.01)	$0.06	$0.19	$(0.01)	$0.18
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	105,390,512	—	105,390,512	105,567,725	—	105,567,725

Diluted	105,630,988	—	105,630,988	105,732,976	—	105,732,976

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended September 30, 2005			Quarter Ended December 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

NET BROADCAST REVENUE	$100,748	$—	$100,748	$90,552	$—	$90,552

OPERATING EXPENSES:
Programming and technical	16,949	(1)	16,948	19,555	(2)	19,553
Selling, general and administrative	36,451	(6)	36,445	27,272	(6)	27,266
Corporate selling, general and administrative	6,162	37	6,199	6,802	(395)	6,407
Depreciation and amortization	3,064	1,111	4,175	6,778	(2,592)	4,186

Total operating expenses	62,626	1,141	63,767	60,407	(2,995)	57,412

Operating income	38,122	(1,141)	36,981	30,145	2,995	33,140
INTEREST INCOME	162	—	162	523	—	523
INTEREST EXPENSE	16,431	—	16,431	16,911	—	16,911
EQUITY IN AFFILIATED COMPANY	442	—	442	641	—	641
OTHER INCOME (EXPENSE), net	—	—	—	(206)	—	(206)

Income before provision for income taxes, minority interest in income of subsidiaries and loss from discontinued operations	21,411	(1,141)	20,270	12,910	2,995	15,905
PROVISION FOR INCOME TAXES	8,789	(406)	8,383	3,188	2,246	5,434
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	1,089	—	1,089	154	—	154

Net income from continuing operations	11,533	(735)	10,798	9,568	749	10,317
LOSS FROM DISCONTINUED OPERATIONS, net of tax	67	—	67	35	—	35

Net income	11,466	(735)	10,731	9,533	749	10,282
PREFERRED STOCK DIVIDENDS	—	—	—	—	—	—

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$11,466	$(735)	$10,731	$9,533	$749	$10,282

BASIC NET INCOME PER COMMON SHARE	$0.11	$(0.01)	$0.10	$0.09	$0.01	$0.10
DILUTED NET INCOME PER COMMON SHARE	$0.11	$(0.01)	$0.10	$0.09	$0.01	$0.10
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	103,709,135	—	103,709,135	100,387,432	—	100,387,432

Diluted	103,902,536	—	103,902,536	100,478,999	—	100,478,999

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of March 31, 2005			As of June 30, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$11,872	$—	$11,872	$16,135	$—	$16,135
Short-term investments	3,000	—	3,000	3,000	—	3,000
Trade accounts receivable, net of allowance for doubtful accounts of $3,221 and $2,890, respectively	54,833	—	54,833	71,575	—	71,575
Prepaid expenses and other current assets	4,243	—	4,243	4,499	(475)	4,024
Income tax receivable	3,650	—	3,650	3,650	—	3,650
Deferred income tax asset	4,267	—	4,267	4,297	—	4,297
Current assets from discontinued operations	705	—	705	705	—	705

Total current assets	82,570	—	82,570	103,861	(475)	103,386
PROPERTY AND EQUIPMENT, net	43,246	(8)	43,238	46,030	(32)	45,998
GOODWILL	116,941	—	116,941	132,097	—	132,097
RADIO BROADCASTING LICENSES	1,792,505	—	1,792,505	1,789,639	—	1,789,639
OTHER INTANGIBLE ASSETS, net	73,169	(362)	72,807	74,847	(1,450)	73,397
INVESTMENT IN AFFILIATED COMPANY	37,061	—	37,061	37,641	—	37,641
OTHER ASSETS	3,932	—	3,932	4,173	—	4,173
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	10,729	—	10,729	10,729	—	10,729

Total assets	$2,160,153	$(370)	$2,159,783	$2,199,017	$(1,957)	$2,197,060

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,710	$—	$5,710	$5,576	$—	$5,576
Accrued interest	9,101	—	9,101	19,427	—	19,427
Accrued compensation and related benefits	16,645	—	16,645	18,859	—	18,859
Income taxes payable	2,399	—	2,399	3,840	—	3,840
Other current liabilities	8,247	471	8,718	8,143	483	8,626
Current portion of long-term debt	74,382	—	74,382	7	—	7
Current liabilities from discontinued operations	237	—	237	237	—	237

Total current liabilities	116,721	471	117,192	56,089	483	56,572
LONG-TERM DEBT, net of current portion	863,143	—	863,143	937,516	—	937,516
OTHER LONG-TERM LIABILITIES	508	—	508	1,507	—	1,507
DEFERRED INCOME TAX LIABILITY	119,774	(909)	118,865	138,907	(1,530)	137,377
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	1,390	—	1,390	1,390	—	1,390

Total liabilities	1,101,536	(438)	1,101,098	1,135,409	(1,047)	1,134,362

MINORITY INTEREST IN SUBSIDIARIES	982	—	982	1,522	—	1,522
STOCKHOLDERS’ EQUITY:
Common stock	$106	$—	$106	$106	$—	$106
Accumulated comprehensive income adjustments	603	—	603	(588)	—	(588)
Stock subscriptions receivable	(11,259)	—	(11,259)	(26,222)	—	(26,222)
Additional paid-in capital	1,114,323	8,981	1,123,304	1,115,083	9,181	1,124,264
Accumulated deficit	(46,138)	(8,913)	(55,051)	(26,293)	(10,091)	(36,384)

Total stockholders’ equity	1,057,635	68	1,057,703	1,062,086	(910)	1,061,176

Total liabilities and stockholders’ equity	$2,160,153	$(370)	$2,159,783	$2,199,017	$(1,957)	$2,197,060

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	As of September 30, 2005			As of December 31, 2005
	As Reported	Adjustments	As Restated	As Reported	Adjustments	As Restated

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,627	$—	$24,627	$19,081	$—	$19,081
Trade accounts receivable, net of allowance for doubtful accounts of $3,294 and $3,373, respectively	68,935	—	68,935	62,723	—	62,723
Prepaid expenses and other current assets	6,048	(450)	5,598	5,220	—	5,220
Income tax receivable	3,650	—	3,650	3,935	—	3,935
Deferred income tax asset	3,790	—	3,790	1,906	—	1,906
Current assets from discontinued operations	705	—	705	705	—	705

Total current assets	107,755	(450)	107,305	93,570	—	93,570
PROPERTY AND EQUIPMENT, net	47,748	(55)	47,693	48,317	—	48,317
GOODWILL	190,731	—	190,731	162,588	—	162,588
RADIO BROADCASTING LICENSES	1,788,641	—	1,788,641	1,788,643	—	1,788,643
OTHER INTANGIBLE ASSETS, net	17,680	(2,537)	15,143	53,644	—	53,644
INVESTMENT IN AFFILIATED COMPANY	37,629	—	37,629	37,362	—	37,362
OTHER ASSETS	6,446	—	6,446	6,527	—	6,527
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	10,729	—	10,729	10,729	—	10,729

Total assets	$2,207,359	$(3,042)	$2,204,317	$2,201,380	$—	$2,201,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,918	$—	$4,918	$3,113	$—	$3,113
Accrued interest	9,296	—	9,296	19,308	—	19,308
Accrued compensation and related benefits	21,944	—	21,944	20,756	—	20,756
Income taxes payable	4,081	—	4,081	3,805	—	3,805
Other current liabilities	8,236	495	8,731	8,616	507	9,123
Current portion of long-term debt	7	—	7	8	—	8
Current liabilities from discontinued operations	237	—	237	235	—	235

Total current liabilities	48,719	495	49,214	55,841	507	56,348
LONG-TERM DEBT, net of current portion	952,514	—	952,514	952,512	—	952,512
OTHER LONG-TERM LIABILITIES	6,997	—	6,997	6,316	—	6,316
DEFERRED INCOME TAX LIABILITY	146,466	(1,935)	144,531	161,923	344	162,267
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	1,390	—	1,390	1,391	—	1,391

Total liabilities	1,156,086	(1,440)	1,154,646	1,177,983	851	1,178,834

MINORITY INTEREST IN SUBSIDIARIES	2,637	—	2,637	2,856	—	2,856
STOCKHOLDERS’ EQUITY:
Common stock	$106	$—	$106	99	—	99
Accumulated comprehensive income adjustments	520	—	520	958	—	958
Stock subscriptions receivable	(42,770)	—	(42,770)	(1,566)	—	(1,566)
Additional paid-in capital	1,105,611	9,224	1,114,835	1,026,429	9,226	1,035,655
Accumulated deficit	(14,831)	(10,826)	(25,657)	(5,379)	(10,077)	(15,456)

Total stockholders’ equity	1,048,636	(1,602)	1,047,034	1,020,541	(851)	1,019,690

Total liabilities and stockholders’ equity	$2,207,359	$(3,042)	$2,204,317	$2,201,380	$—	$2,201,380

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	SUBSEQUENT EVENTS:

WDBZ-AM Acquisition

In March 2007, the Company signed an agreement to acquire the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area for approximately $2.6 million in seller financing. Since 2001, the station has been and will continue to be consolidated within the Company’s existing Cincinnati operations under a LMA until closing. Subject to the necessary regulatory approvals, the Company expects to complete this acquisition during the second half of 2007.

WPRS-FM Acquisition

In April 2007, the Company signed an agreement and made a deposit of $3.0 million to acquire the assets of WPRS-FM (formerly WXGG-FM), a radio station located in the Washington, DC metropolitan area for approximately $38.0 million. The Company began operating the station under a LMA in April 2007 and the financial results since inception of the LMA will be included in the Company’s financial statements. The station has been consolidated with the existing Washington, DC operations. Subject to the necessary regulatory approvals, the Company expects to complete this acquisition in the first half of 2008.

Dayton and Louisville Stations Disposition

In May 2007, the Company entered into an agreement to sell all of its radio stations in the Dayton metropolitan area and five of its six radio stations in the Louisville metropolitan area to Main Line Broadcasting, LLC for approximately $76.0 million in cash. The assets and liabilities of these stations will be classified as held for sale and reflected as discontinued operations in May 2007. At that time, the results of operations for the quarterly and year-to-to-date periods going forward for 2007 and 2006 will be reflected as discontinued operations in the consolidated financial statements. Subject to the necessary regulatory approvals, the transaction is expected to close during the second half of 2007.

Minneapolis Station Disposition

In June 2007, the Company entered into an agreement to sell its radio station in the Minneapolis metropolitan area to Northern Lights, LLC for approximately $28.0 million in cash. The assets and liabilities of this station will be classified as held for sale and reflected as discontinued operations in June 2007. At that time, the results of operations for the quarterly and year-to-to-date periods going forward for 2007 and 2006 will be reflected as discontinued operations in the consolidated financial statements. Subject to the necessary regulatory approvals, the transaction is expected to close during the second half of 2007.

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company’s restricted subsidiaries (Subsidiary Guarantors) have fully and unconditionally guaranteed the Company’s 8 7/8% senior subordinated notes due 2011, the 6 3/8% senior subordinated notes due 2013, and the Company’s obligations under the Credit Agreement.

Set forth below are consolidated balance sheets for the Company and the Subsidiary Guarantors as of December 31, 2006 and 2005, and related consolidated statements of operations and cash flow for each of the three years ended December 31, 2006, 2005 and 2004. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
As of December 31, 2006

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$884	$31,522	$—	$32,406
Trade accounts receivable, net of allowance for doubtful accounts	31,447	29,654	—	61,101
Prepaid expenses and other current assets	1,734	4,223	—	5,957
Income tax receivable	—	1,296	—	1,296
Deferred income tax asset	2,282	574	—	2,856
Current assets from discontinued operations	—	296	—	296

Total current assets	36,347	67,565	—	103,912
PROPERTY AND EQUIPMENT, net	31,784	22,161	—	53,945
INTANGIBLE ASSETS, net	1,907,607	70,650	—	1,978,257
INVESTMENT IN SUBSIDIARIES	—	1,929,896	(1,929,896)	—
INVESTMENT IN AFFILIATED COMPANY	—	51,711	—	51,711
OTHER ASSETS	828	6,129	—	6,957
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	—	428	—	428

Total assets	$1,976,566	$2,148,540	$(1,929,896)	$2,195,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,458	$7,620	$—	$10,078
Accrued interest	—	19,273	—	19,273
Accrued compensation and related benefits	3,247	15,564	—	18,811
Income taxes payable	—	2,465	—	2,465
Other current liabilities	1,893	11,849	—	13,742
Current portion of long-term debt	—	7,513	—	7,513
Current liabilities from discontinued operations	—	425	—	425

Total current liabilities	7,598	64,709	—	72,307
LONG-TERM DEBT, net of current portion	—	930,014	—	930,014
OTHER LONG-TERM LIABILITIES	2,186	6,840	—	9,026
DEFERRED INCOME TAX LIABILITY	36,886	128,730	—	165,616

Total liabilities	46,670	1,130,293	—	1,176,963

MINORITY INTEREST IN SUBSIDIARY	—	(20)	—	(20)
STOCKHOLDERS’ EQUITY:
Common stock	—	99	—	99
Accumulated comprehensive income adjustments	—	967	—	967
Stock subscriptions receivable	—	(1,642)	—	(1,642)
Additional paid-in capital	1,110,005	1,041,029	(1,110,005)	1,041,029
Retained earnings (accumulated deficit)	819,891	(22,186)	(819,891)	(22,186)

Total stockholders’ equity	1,929,896	1,018,267	(1,929,896)	1,018,267

Total liabilities and stockholders’ equity	$1,976,566	$2,148,540	$(1,929,896)	$2,195,210

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
As of December 31, 2005

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$794	$18,287	$—	$19,081
Trade accounts receivable, net of allowance for doubtful accounts	29,588	33,135	—	62,723
Prepaid expenses and other current assets	1,302	3,918	—	5,220
Income tax receivable	—	3,935	—	3,935
Deferred income tax asset	2,282	(376)	—	1,906
Current assets from discontinued operations	—	705	—	705

Total current assets	33,966	59,604	—	93,570
PROPERTY AND EQUIPMENT, net	30,319	17,998	—	48,317
INTANGIBLE ASSETS, net	1,927,341	77,534	—	2,004,875
INVESTMENT IN SUBSIDIARIES	—	1,957,726	(1,957,726)	—
INVESTMENT IN AFFILIATED COMPANY	—	37,362	—	37,362
OTHER ASSETS	673	5,854	—	6,527
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	8,605	2,124	—	10,729

Total assets	$2,000,904	$2,158,202	$(1,957,726)	$2,201,380

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$899	$2,214	$—	$3,113
Accrued interest	—	19,308	—	19,308
Accrued compensation and related benefits	3,294	17,462	—	20,756
Income taxes payable	—	3,805	—	3,805
Other current liabilities	2,079	7,044	—	9,123
Current portion of long-term debt	8	—	—	8
Current liabilities from discontinued operations	—	235	—	235

Total current liabilities	6,280	50,068	—	56,348
LONG-TERM DEBT, net of current portion	12	952,500	—	952,512
OTHER LONG-TERM LIABILITIES	—	6,316	—	6,316
DEFERRED INCOME TAX LIABILITY	36,886	125,381	—	162,267
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	—	1,391	—	1,391

Total liabilities	43,178	1,135,656	—	1,178,834

MINORITY INTEREST IN SUBSIDIARY	—	2,856	—	2,856
STOCKHOLDERS’ EQUITY:
Common stock	—	99	—	99
Accumulated comprehensive income adjustments	—	958	—	958
Stock subscriptions receivable	—	(1,566)	—	(1,566)
Additional paid-in capital	1,199,056	1,035,655	(1,199,056)	1,035,655
Retained earnings (accumulated deficit)	758,670	(15,456)	(758,670)	(15,456)

Total stockholders’ equity	1,957,726	1,019,690	(1,957,726)	1,019,690

Total liabilities and stockholders’ equity	$2,000,904	$2,158,202	$(1,957,726)	$2,201,380

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2006

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET BROADCAST REVENUE	$178,377	$188,640	$—	$367,017

OPERATING EXPENSES:
Programming and technical	32,668	47,554	—	80,222
Selling, general and administrative	64,025	55,821	—	119,846
Corporate expenses	—	28,238	—	28,238
Depreciation and amortization	7,104	8,728	—	15,832

Total operating expenses	103,797	140,341	—	244,138

Operating income	74,580	48,299	—	122,879
INTEREST INCOME	7	1,386	—	1,393
INTEREST EXPENSE	2	72,930	—	72,932
EQUITY IN LOSS OF AFFILIATED COMPANY	—	2,341	—	2,341
IMPAIRMENT OF LONG LIVED ASSETS	13,354	49,931	—	63,285
OTHER EXPENSE, NET	10	268	—	278

Income (loss) before provision for income taxes, minority interest in income of subsidiary and income from discontinued operations	61,221	(75,785)	—	(14,564)
PROVISION FOR INCOME TAXES	—	274	—	274
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	3,004	—	3,004

Net income (loss) before equity in income of subsidiaries and income from discontinued operations	61,221	(79,063)	—	(17,842)
EQUITY IN NET INCOME OF SUBSIDIARIES	—	61,221	(61,221)	—

Net income (loss) from continuing operations	61,221	(17,842)	(61,221)	(17,842)
Income from discontinued operations	—	11,112	—	11,112
PREFERRED STOCK DIVIDENDS	—	—	—	—

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$61,221	$(6,730)	$(61,221)	$(6,730)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2005

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)
	(In thousands)

NET BROADCAST REVENUE	$180,792	$187,866	$—	$368,658

OPERATING EXPENSES:
Programming and technical	29,695	39,915	—	69,610
Selling, general and administrative	62,593	52,628	—	115,221
Corporate expenses	8	25,062	—	25,070
Depreciation and amortization	7,814	8,437	—	16,251

Total operating expenses	100,110	126,042	—	226,152

Operating income	80,682	61,824	—	142,506
INTEREST INCOME	—	1,428	—	1,428
INTEREST EXPENSE	10	63,000	—	63,010
EQUITY IN LOSS OF AFFILIATED COMPANY	—	1,846	—	1,846
OTHER (INCOME) EXPENSE, NET	(66)	149	—	83

Income (loss) before provision for income taxes and minority interest in income of subsidiaries and loss from discontinued operations	80,738	(1,743)	—	78,995
PROVISION FOR INCOME TAXES	—	28,238	—	28,238
MINORITY INTEREST IN INCOME OF SUBSIDIARY	—	1,868	—	1,868

Net income (loss) before equity in net income of subsidiaries and loss from discontinued operations	80,738	(31,849)	—	48,889
EQUITY IN NET INCOME OF SUBSIDIARIES	—	80,738	(80,738)	—

Net income from continuing operations	80,738	48,889	(80,738)	48,889
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	—	254	—	254

Net income	80,738	48,635	(80,738)	48,635

PREFERRED STOCK DIVIDENDS	—	2,761	—	2,761

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$80,738	$45,874	$(80,738)	$45,874

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2004

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)
	(In thousands)

NET BROADCAST REVENUE	$163,674	$153,557	$—	$317,231

OPERATING EXPENSES:
Programming and technical	26,840	25,967	—	52,807
Selling, general and administrative	52,650	36,649	—	89,299
Corporate expenses	—	18,796	—	18,796
Depreciation and amortization	11,163	5,518	—	16,681

Total operating expenses	90,653	86,930	—	177,583

Operating income	73,021	66,627	—	139,648
INTEREST INCOME	12	2,512	—	2,524
INTEREST EXPENSE	120	39,491	—	39,611
EQUITY IN LOSS OF AFFILIATED COMPANY	—	3,905	—	3,905
OTHER EXPENSE (INCOME), NET	420	(470)	—	(50)

Income before provision for income taxes, minority interest in income of subsidiaries and loss from discontinued operations	72,493	26,213	—	98,706
PROVISION FOR INCOME TAXES	—	38,808	—	38,808

Net income (loss) before equity income of subsidiaries and loss from discontinued operations	72,493	(12,595)	—	59,898
EQUITY IN NET INCOME OF SUBSIDIARIES	—	72,493	(72,493)	—

Net income from continuing operations	72,493	59,898	(72,493)	59,898
Loss from discontinued operations	—	413	—	413

Net income	72,493	59,485	(72,493)	59,485
PREFERRED STOCK DIVIDENDS	—	20,140	—	20,140

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$72,493	$39,345	$(72,493)	$39,345

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$61,221	$(6,730)	$(61,221)	$(6,730)
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,104	8,728	—	15,832
Amortization of debt financing costs	—	2,097	—	2,097
Deferred income taxes	—	2,066	—	2,066
Amortization of production content	—	2,277	—	2,277
Loss on write-down of investment	—	270	—	270
Long-term asset impairment	63,285	—	—	63,285
Gain on disposition of assets	—	(18,628)	—	(18,628)
Equity in loss of affiliated company	—	2,341	—	2,341
Minority interest in income of subsidiary	—	3,004	—	3,004
Non-cash compensation	2,476	4,291	—	6,767
Contract termination costs, net of amortization	(1,068)	(1,091)	—	(2,159)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(1,859)	4,521	—	2,662
Income tax receivable	—	2,639	—	2,639
Due to corporate/from subsidiaries	(88,982)	88,982	—	—
Prepaid expenses and other assets	214	1,981	—	2,195
Accounts payable	1,560	1,058	—	2,618
Accrued interest	—	(35)	—	(35)
Accrued compensation and related benefits	(47)	(3,227)	—	(3,274)
Income taxes payable	—	(1,340)	—	(1,340)
Other liabilities	(830)	4,342	—	3,512
Net cash provided (used) in operating activities from discontinued operations	8,605	(10,468)	—	(1,863)

Net cash flows from operating activities	51,679	87,078	(61,221)	77,536

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	$(6,421)	$(7,870)	$—	$(14,291)
Acquisition of station and broadcasting assets, net of cash acquired	(44,063)	875	—	(43,188)
Equity investments	—	(17,086)	—	(17,086)
Proceeds from sale of assets	—	30,000	—	30,000
Investment in subsidiaries	—	(61,221)	61,221	—
Purchase of other intangible assets	(1,085)	(44)	—	(1,129)
Net cash used in operating activities from discontinued operations	—	(533)	—	(533)

Net cash flows used in investing activities	(51,569)	(55,879)	61,221	(46,227)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of debt	(20)	(48,000)	—	(48,020)
Proceeds from credit facility	—	33,000	—	33,000
Payment to minority interest shareholders	—	(2,940)	—	(2,940)
Proceeds from exercise of stock options	—	52	—	52
Change in interest due on stock subscription receivable	—	(76)	—	(76)

Net cash flows used in financing activities	(20)	(17,964)	—	(17,984)

INCREASE IN CASH AND CASH EQUIVALENTS	90	13,235	—	13,325
CASH AND CASH EQUIVALENTS, beginning of year	794	18,287	—	19,081

CASH AND CASH EQUIVALENTS, end of year	$884	$31,522	$—	$32,406

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,738	$48,635	$(80,738)	$48,635
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization	7,814	8,437	—	16,251
Amortization of debt financing costs	—	4,171	—	4,171
Amortization of production contents	—	3,690	—	3,690
Deferred income taxes	13,151	12,364	—	25,515
Loss on write-down of investment	—	754	—	754
Equity in loss of affiliated company	—	1,846	—	1,846
Minority interest in income of subsidiary	—	1,868	—	1,868
Stock-based and non-cash compensation	178	2,366	—	2,544
Contract termination costs, net of amortization	2,382	2,167	—	4,549
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(185)	221	—	36
Income tax receivable	—	(285)	—	(285)
Due to corporate/from subsidiaries	(92,674)	92,674	—	—
Prepaid expenses and other assets	148	(6,589)	—	(6,441)
Accounts payable	(382)	(5,591)	—	(5,973)
Accrued interest	—	5,087	—	5,087
Accrued compensation and related benefits	22	(788)	—	(766)
Income taxes payable	—	288	—	288
Other current liabilities	(1,164)	1,512	—	348
Net cash used in operating activities from discontinued operations	—	(490)	—	(490)

Net cash flows from operating activities	10,028	172,337	(80,738)	101,627

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)
	(In thousands)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	$(9,427)	$(4,389)	$—	$(13,816)
Equity investments	—	(271)	—	(271)
Acquisition of 51% of the common stock of Reach Media, Inc., net of cash acquired	—	(21,320)	—	(21,320)
Sale of short-term investments	—	10,000	—	10,000
Investment in Subsidiaries	—	(80,738)	80,738	—
Purchase of other intangible assets	—	(977)	—	(977)
Net cash used in investing activities from discontinued operations	—	(1,917)	—	(1,917)

Net cash flows used in investing activities	(9,427)	(99,612)	80,738	(28,301)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of debt	—	(455,007)	—	(455,007)
Proceeds from credit facility	—	587,500	—	587,500
Proceeds from debt issuances, net of offering costs	—	195,315	—	195,315
Redemption of convertible preferred stock	—	(309,820)	—	(309,820)
Repayment of officer loan for stock subscription	—	5,644	—	5,644
Payment of bank financing costs	—	(4,172)	—	(4,172)
Payment of preferred stock dividends	—	(6,959)	—	(6,959)
Proceeds from exercise of stock options	—	1,003	—	1,003
Repurchase of common stock	—	(77,658)	—	(77,658)
Change in interest due on stock subscription receivable	—	(482)	—	(482)

Net cash flows used in financing activities	—	(64,636)	—	(64,636)

INCREASE IN CASH AND CASH EQUIVALENTS	601	8,089	—	8,690
CASH AND CASH EQUIVALENTS, beginning of year	192	10,199	—	10,391

CASH AND CASH EQUIVALENTS, end of year	$793	$18,288	$—	$19,081

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$72,493	$59,485	$(72,493)	$59,485
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,163	5,518	—	16,681
Amortization of debt financing costs, unamortized discount and deferred interest	—	1,702	—	1,702
Deferred income taxes and reduction in valuation reserve on deferred income taxes	—	37,979	—	37,979
Equity in loss of affiliated company	—	3,905	—	3,905
Stock-based and non-cash compensation	147	4,465	—	4,612
Effect of change in operating assets and liabilities —
Trade accounts receivable, net	157	(291)	—	(134)
Due to corporate/from subsidiaries	61,651	(61,651)	—	—
Prepaid expenses and other assets	(331)	(1,077)	—	(1,408)
Accounts payable	453	1,179	—	1,632
Accrued expenses and other	(935)	(854)	—	(1,789)
Net cash provided by operating activities from discontinued operations	—	1,051	—	1,051

Net cash flows from operating activities	144,798	51,411	(72,493)	123,716

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2004

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated)
	(In thousands)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	$(2,913)	$(9,873)	$—	$(12,786)
Investment in subsidiaries	—	(72,493)	72,493	—
Proceeds from sale of short-term investments	—	30,700	—	30,700
Equity investments	—	(18,890)	—	(18,890)
Purchase of tower broadcasting rights and other intangible assets	—	(1,647)	—	(1,647)
Deposits and payments for station purchases	(142,107)	(10,575)	—	(152,682)
Net cash used in investing activities from discontinued operations	—	(190)	—	(190)

Net cash flows from investing activities	(145,020)	(82,968)	72,493	(155,495)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(52,506)	—	(52,506)
Change in interest due on stock subscription receivable	—	286	—	286
Proceeds from credit facility	—	75,000	—	75,000
Deferred financing costs	—	(201)	—	(201)
Payment of preferred stock dividends	—	(20,140)	—	(20,140)
Proceeds from exercise of stock options	—	1,721	—	1,721

Net cash flows from financing activities	—	4,160	—	4,160

DECREASE IN CASH AND CASH EQUIVALENTS	(222)	(27,397)	—	(27,619)
CASH AND CASH EQUIVALENTS, beginning of year	414	37,596	—	38,010

CASH AND CASH EQUIVALENTS, end of year	$192	$10,199	$—	$10,391

RADIO ONE, INC. AND SUBSIDIARIES

INDEX TO SCHEDULES

Schedule II — Valuation and Qualifying Accounts

S-1

RADIO ONE, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2006, 2005 and 2004

	Balance at	Additions	Acquired		Balance at
	Beginning	Charged to	from		End
Description	of Year	Expense	Acquisitions	Deductions	of Year
	(In thousands)

Allowance for Doubtful Accounts:
2006	$3,373	$2,654	$23	$1,986	$4,064
2005	4,369	3,054	—	4,050	3,373
2004	5,776	4,362	25	5,794	4,369

	Balance at	Additions	Acquired		Balance at
	Beginning	Charged to	from		End
Description	of Year	Expense	Acquisitions	Deductions	of Year
	(In thousands)

Valuation Allowance for Deferred Income Tax Assets:
2006	$791	$1,457	$—	$—	$2,248
2005	—	791	—	—	791
2004	—	—	—	—	—

S-2