Form 10-Q
period 2007-03-31
RADIO ONE INC
filed 2007-06-25
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

Commission File No. 0-25969

RADIO ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1166660
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

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
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 15, 2007

Class A Common Stock, $.001 Par Value	4,925,689
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	3,121,048
Class D Common Stock, $.001 Par Value	87,950,266

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
	(In thousands, except share data)

NET BROADCAST REVENUE	$82,472	$81,563

OPERATING EXPENSES:
Programming and technical	21,019	19,532
Selling, general and administrative	28,504	27,769
Corporate selling, general and administrative	7,843	7,328
Depreciation and amortization	4,196	4,266

Total operating expenses	61,562	58,895

Operating income	20,910	22,668
INTEREST INCOME	267	337
INTEREST EXPENSE	18,070	17,286
EQUITY IN LOSS OF AFFILIATED COMPANY	492	481
OTHER EXPENSE, net	8	276

Income before provision for income taxes, minority interest in income of subsidiaries and discontinued operations	2,607	4,962
PROVISION FOR INCOME TAXES	957	1,592
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	906	674

Net income from continuing operations	744	2,696
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	103

NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$744	$2,593

BASIC AND DILUTED NET INCOME PER COMMON SHARE	$0.01	$0.03

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	98,710,633	98,704,884

Diluted	98,710,633	98,743,376

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$31,505	$32,406
Trade accounts receivable, net of allowance for doubtful accounts of $3,840 and $4,064 respectively	51,895	61,101
Prepaid expenses and other current assets	6,011	5,957
Income tax receivable	—	1,296
Deferred income tax asset	2,753	2,856
Current assets from discontinued operations	303	296

Total current assets	92,467	103,912
PROPERTY AND EQUIPMENT, net	52,580	53,945
GOODWILL	157,795	157,795
RADIO BROADCASTING LICENSES	1,771,311	1,771,311
OTHER INTANGIBLE ASSETS, net	47,396	49,151
INVESTMENT IN AFFILIATED COMPANY	51,567	51,711
OTHER ASSETS	8,159	6,957
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	9	428

Total assets	$2,181,284	$2,195,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,846	$10,078
Accrued interest	8,996	19,273
Accrued compensation and related benefits	19,089	18,811
Income taxes payable	1,415	2,465
Other current liabilities	13,721	13,742
Current portion of long-term debt	11,263	7,513
Current liabilities from discontinued operations	349	425

Total current liabilities	59,679	72,307
LONG-TERM DEBT, net of current portion	926,261	930,014
OTHER LONG-TERM LIABILITIES	11,230	9,026
DEFERRED INCOME TAX LIABILITY	165,098	165,616

Total liabilities	1,162,268	1,176,963

MINORITY INTEREST IN SUBSIDIARIES	886	(20)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2007 and December 31, 2006	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 5,716,395 and 6,319,660 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	6	6
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,867,463 shares issued and outstanding	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,132,458 shares issued and outstanding	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 86,994,317 and 86,391,052 shares issued and outstanding as of March 31, 2007 and December 31, 2006, respectively	87	87
Accumulated other comprehensive income	725	967
Stock subscriptions receivable	(1,662)	(1,642)
Additional paid-in capital	1,041,333	1,041,029
Accumulated deficit	(22,365)	(22,186)

Total stockholders’ equity	1,018,130	1,018,267

Total liabilities and stockholders’ equity	$2,181,284	$2,195,210

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

							Accumulated
	Convertible	Common	Common	Common	Common		Other	Stock	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Comprehensive	Subscriptions	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income	Income	Receivable	Capital	Deficit	Equity
						(In thousands, except share data)

BALANCE, as of December 31, 2006	$—	$6	$3	$3	$87		$967	$(1,642)	$1,041,029	$(22,186)	$1,018,267
Comprehensive income:
Net income	—	—	—	—	—	$744		—	—	744	744
Change in unrealized income on derivative and hedging activities, net of taxes	—	—	—	—	—	(242)	(242)	—	—	—	(242)

Comprehensive income						$502

Adjustment of basis for investment in affiliated company	—	—	—	—	—		—	—	(652)	—	(652)
Vesting of non-employee restricted stock	—	—	—	—	—		—	—	(1)	—	(1)
Cumulative impact of change in accounting for uncertainties in income taxes	—	—	—	—	—		—	—	—	(923)	(923)
Stock-based compensation expense	—	—	—	—	—		—	—	957	—	957
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(20)	—	—	(20)

BALANCE, as of March 31, 2007	$—	$6	$3	$3	$87		$725	$(1,662)	$1,041,333	$(22,365)	$1,018,130

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2007	2006
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$744	$2,593
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,196	4,266
Amortization of debt financing costs	536	513
Amortization of production content	159	679
Deferred income taxes	(216)	858
Write-down of investment	—	270
Equity in loss of affiliated company	492	481
Minority interest in income of subsidiaries	906	674
Stock-based and other non-cash compensation	1,213	1,792
Amortization of contract inducement and termination fee	(561)	(542)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	9,206	8,167
Prepaid expenses and other assets	(250)	(1,475)
Income tax receivable	1,296	(43)
Other assets	(561)	—
Accounts payable	(5,232)	1,191
Accrued interest	(10,277)	(9,773)
Accrued compensation and related benefits	22	(3,893)
Income taxes payable	(1,050)	(186)
Deferred income	515	—
Other current liabilities	(340)	4,117
Other long-term liabilities	2,435	(520)
Net cash from (used in) operating activities from discontinued operations	335	(57)

Net cash flows from operating activities	3,568	9,112

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(1,309)	(1,934)
Equity investments	(1,000)	(528)
Purchase of other intangible assets	(16)	(147)
Deposits for station equipment and purchases	(2,121)	(2,000)
Net cash (used in) investing activities from discontinued operations	—	(3)

Net cash flows used in investing activities	(4,446)	(4,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(3)	(4)
Proceeds from exercise of stock options	—	52
Change in interest due on stock subscriptions receivable	(20)	(18)

Net cash flows (used in) from financing activities	(23)	30

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(901)	4,530
CASH AND CASH EQUIVALENTS, beginning of period	32,406	19,081

CASH AND CASH EQUIVALENTS, end of period	$31,505	$23,611

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$27,291	$26,192

Income taxes	$106	$1,328

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Interim Financial Statements

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

Certain reclassifications associated with accounting for discontinued operations have been made to prior period amounts to conform to the current period presentation. There was no other effect on any other previously reported statement of income, balance sheet or cash flow amounts.

(b)	Financial Instruments

Financial instruments as of March 31, 2007 and December 31, 2006 consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, long-term debt and subscriptions receivable. The carrying amounts approximated fair value for each of these financial instruments as of March 31, 2007 and December 31, 2006, except for the Company’s outstanding senior subordinated notes. The 8 7/8% senior subordinated notes had a fair value of approximately $307.5 million and $309.8 million as of March 31, 2007 and December 31, 2006, respectively. The 6 3/8% senior subordinated notes had a fair value of approximately $183.5 million and $187.0 million as of March 31, 2007 and December 31, 2006, respectively. The fair value was determined based on the fair market value of similar instruments.

(c)	Revenue Recognition

The Company recognizes revenue for broadcast advertising when the commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $9.2 million and $9.7 million during the three months ended March 31, 2007 and 2006, respectively.

(d)	Barter Transactions

The Company provides broadcast advertising time in exchange for programming content and certain services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both net broadcast revenues and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended March 31, 2007 and 2006, barter transactions reflected in net broadcast revenue were $796,000 and $59,000, respectively. Additionally, barter transaction costs reflected in programming and technical expenses and selling, general and administrative expenses were $740,000 and $11,000 and $57,000 and $0, in the respective three months ended March 31, 2007 and 2006.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(e)	Stock-Based Compensation

On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black-Scholes (“BSM”) valuation model, which is consistent with our valuation methodologies previously used for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” Such fair value is recognized as an expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). Estimating the number of stock awards that will ultimately vest requires judgment, and to the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period the estimates are revised. We consider many factors when estimating expected forfeitures, including the types of awards, employee classification and historical experience. Actual forfeitures may differ substantially from our current estimates. See Note 9 — Stockholders’ Equity.

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

The following table sets forth the components of comprehensive income:

	Three Months Ended
	March 31,
	2007	2006
	(In thousands)

Net income	$744	$2,593
Other comprehensive (loss) income (net of tax benefit and provision of $199 and $495, respectively):
Derivative and hedging activities	(242)	698

Comprehensive income	$502	$3,291

(g)	Impact of Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — Interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if it is more likely than not that the position would be sustained on audit, based on the technical merits of the position. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The impact to the Company of adopting FIN No. 48 on its financial statements was a $923,000 increase to accumulated deficit and a corresponding increase to income tax reserve as of January 1, 2007.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	ACQUISITIONS:

In March 2007, the Company signed an agreement to acquire the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area for approximately $2.6 million in seller financing. Since 2001, the station has been and will continue to be consolidated within the Company’s existing Cincinnati operations under a local marketing agreement (“LMA”) until closing. Subject to the necessary regulatory approvals, the Company expects to complete this acquisition during the second half of 2007.

In December 2006, the Company completed the acquisition of certain net assets of Giant Magazine (“Giant”), a publishing company located in the New York City metropolitan area, for $367,000 in cash, inclusive of closing costs. The Company’s preliminary purchase price allocation consisted of approximately $1.8 million to current assets, $189,000 to fixed assets, $211,000 to definitive-lived intangibles (trade names), approximately $1.8 million to current liabilities and $14,000 to long-term debt (capital lease) on the Company’s consolidated balance sheet as of March 31, 2007.

In September 2006, the Company completed the acquisition of the assets of WIFE-FM, a radio station located in the Cincinnati metropolitan area, for approximately $18.0 million in cash. In connection with the transaction, the Company also acquired the intellectual property of radio station WMOJ-FM, also in the Cincinnati market, for approximately $5.0 million in cash and changed WIFE-FM’s call sign to WMOJ-FM. The station has been consolidated with the Company’s existing Cincinnati operations. The Company’s preliminary purchase price allocation consisted of $198,000 to transmitters and towers and approximately $5.0 million to definite-lived intangibles (intellectual property) and $18.1 million to radio broadcasting licenses on the Company’s consolidated balance sheet as of March 31, 2007.

In May 2006, the Company acquired the assets of WHHL-FM (formerly WRDA-FM), a radio station located in the St. Louis metropolitan area, for approximately $20.0 million in cash. The Company began operating the station under a LMA in October 2005, and the financial results since inception of the LMA have been included in the Company’s financial statements. The station has been consolidated with the Company’s existing St. Louis operations. The Company’s purchase price allocation consisted of $364,000 to definite-lived intangibles (a favorable transmitter lease), $180,000 to goodwill, $228,000 to transmitters and towers, and approximately $19.3 million to radio broadcasting licenses on the Company’s consolidated balance sheet as of March 31, 2007.

3.	DISCONTINUED OPERATIONS:

In August 2006, the Company entered into an agreement to sell radio station WILD-FM in the Boston metropolitan area to Entercom Boston, LLC (“Entercom”) for approximately $30.0 million in cash. Entercom began operating the station under an LMA effective August 18, 2006. The assets and liabilities of WILD-FM have been classified as held for sale and reflected as discontinued operations as of March 31, 2007 and December 31, 2006 and its results of operations for the three month period ended March 31, 2006 have been reflected as discontinued operations in the accompanying consolidated financial statements. The sale of the station was completed on December 29, 2006, resulting in a gain of approximately $18.6 million (approximately $11.4 million net of tax).

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the operating results for WILD-FM for the three months ended March 31, 2006:

Three Months Ended
March 31, 2006
(In thousands)

Net broadcast revenue	$520
Station operating expenses	605
Depreciation	90

Loss before income taxes	(175)
Benefit for income taxes	72

Net loss from discontinued operations, net of tax	$(103)

The assets and liabilities of WILD-FM classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)

Currents assets:
Prepaid expenses and other current assets	$303	$296

Total current assets	303	296
Property and equipment, net	9	428

Total assets	$312	$724

Current liabilities:
Other current liabilities	$349	$425

Total current liabilities	349	425

Total liabilities	$349	$425

4.	GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

The fair value of goodwill and radio broadcasting licenses is determined on a market basis using a discounted cash flow model considering the market’s revenue, the number of stations, the performance of the stations, the Company’s performance and estimated multiples for the sale of stations in the market. Because the assumptions used in estimating the fair value of goodwill and radio broadcasting licenses are based on current conditions, a change in market conditions or in the discount rate could have a significant effect on the estimated value of goodwill or radio broadcasting licenses. A significant decrease in the fair value of goodwill or radio broadcasting licenses in a market could result in an impairment charge. The Company performs an impairment test as of October 1st of each year, or when other conditions suggest impairment may have occurred. The carrying amount of goodwill at both December 31, 2006 and March 31, 2007 was approximately $157.8 million.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	March 31,	December 31,	Period of
	2007	2006	Amortization
	(In thousands)

Trade names	$26,560	$26,565	2-5 Years
Talent agreements	19,549	19,549	10 Years
Debt financing costs	17,780	17,771	Term of debt
Intellectual property	14,172	14,167	4 - 10 Years
Affiliate agreements	7,768	7,768	1-10 Years
Favorable transmitter leases and other intangibles	5,680	5,675	6-60 Years

	91,509	91,495
Less: Accumulated amortization	(44,113)	(42,344)

Other intangible assets, net	$47,396	$49,151

Amortization expense of intangible assets for the three months ended March 31, 2007 and 2006 was approximately $1.2 million and $1.1 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding years for intangible assets, excluding deferred financing costs.

(In thousands)

2007	$4,751
2008	4,239
2009	4,139
2010	4,059
2011	4,056

Actual amortization expense may vary as a result of future acquisitions and dispositions.

5.	INVESTMENT IN AFFILIATED COMPANY:

In July 2003, the Company entered into a joint venture agreement with an affiliate of Comcast Corporation and other investors to create TV One, LLC (“TV One”), an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. The Company has committed to make a cumulative cash investment of approximately $74.0 million in TV One over approximately four years, of which the Company has funded approximately $51.6 million as of March 31, 2007. As of March 31, 2007, the Company owned approximately 36% of TV One on a fully-converted basis.

The Company has recorded its investment in TV One at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the three months ended March 31, 2007 and 2006, the Company’s allocable share of TV One’s losses was $492,000 and $481,000, respectively. Under the hypothetical liquidation at book value approach, the increase in the Company’s claim on the change in net assets of TV One resulting from TV One’s buyback of equity from a certain TV One investor, resulted in a decrease of $652,000 and an increase of $325,000 in additional paid-in capital of the Company for the three months ended March 31, 2007 and 2006, respectively, in accordance with SAB No. 51, “Accounting for Sales of Stock by a Subsidiary.”

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

The Company is accounting for the services provided to TV One under the advertising and network services agreements in accordance with EITF, Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.” As services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, this has been determined to be the value of underlying advertising time that is being provided to TV One. For the network services agreement, this has been determined to be the value of the equity received in TV One. As a result, the Company is re-measuring the fair value of the equity received in consideration of its obligations under the network services agreement in each subsequent reporting period as the services are provided. The Company recognized approximately $1.1 million and $624,000 of revenue relating to these two agreements for the three months ended March 31, 2007 and 2006, respectively.

6.	DERIVATIVE INSTRUMENTS:

In June 2005, pursuant to the Credit Agreement (as defined in Note 7 — Long-Term Debt), the Company entered into four fixed rate swap agreements to reduce interest rate fluctuations on certain floating rate debt commitments. The Company accounts for the swap agreements using the mark-to-market method of accounting.

The swap agreements had the following terms:

Agreement	Notional Amount	Expiration	Fixed Rate

No. 1	$25.0 million	June 16, 2007	4.08%
No. 2	25.0 million	June 16, 2008	4.13
No. 3	25.0 million	June 16, 2010	4.27
No. 4	25.0 million	June 16, 2012	4.47

Each swap agreement has been accounted for as a qualifying cash flow hedge of the Company’s senior bank term debt, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instruments as reflected on the accompanying consolidated balance sheets.

Under the swap agreements, the Company pays the fixed rate listed in the table above. The counterparties to the agreements pay the Company a floating interest rate based on the three-month London Interbank Offered Rate (“LIBOR”), for which measurement and settlement is performed quarterly. The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments as of March 31, 2007 to be a receivable of approximately $1.3 million. The fair value of the interest swap agreements is estimated by obtaining quotations from the financial institutions that are parties to the Company’s swap agreements. The fair value is an estimate of the net amount that the Company would receive on March 31, 2007, if the agreements were transferred to other parties or cancelled by the Company.

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

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31,	December 31,
	2007	2006
	(In thousands)

8 7/8% senior subordinated notes	$300,000	$300,000
6 3/8% senior subordinated notes	200,000	200,000
Credit facilities	437,500	437,500
Capital lease obligations	24	27

Total long-term debt	937,524	937,527
Less: current portion	(11,263)	(7,513)

Long term debt, net of current portion	$926,261	$930,014

Credit Facilities

In June 2005, the Company entered into a new credit agreement with a syndicate of banks (the “Credit Agreement”). The agreement was amended in April 2006 to modify certain financial covenants. The term of the Credit Agreement is seven years and the total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions of the Credit Agreement including but not limited to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, direct and indirect investments permitted under the Credit Agreement, and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to December 31, 2007, and no less than 2.25 to 1.00 from January 1, 2008 to December 31, 2008, and no less than 2.50 to 1.00, January 1, 2009 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.00 to 1.00 beginning April 1, 2006 to December 31, 2007, and no greater than 6.00 to 1.00 beginning January 1, 2008 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the credit agreement in June 2005, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. We were unable to meet the interest ratio covenant at March 31, 2007 and have received a waiver from compliance with the interest ratio covenant in the Credit Agreement until July 13, 2007. The waiver also extended the due date for the delivery of our consolidated financial statements for the quarter ended March 31, 2007. We expect that with the filing of this Form 10-Q we will be in compliance with the requirements for delivery of our consolidated financial statements.

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

The Company’s borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum principal payments of long-term debt as of March 31, 2007 are as follows:

	Senior
	Subordinated	Credit	Capital
	Notes	Facilities	Leases
	(In thousands)

April — December, 2007	$—	$7,500	10
2008	—	37,500	14
2009	—	67,500	—
2010	—	75,000	—
2011	300,000	75,000	—
2012 and thereafter	200,000	175,000	—

Total long-term debt	$500,000	$437,500	24

8.	INCOME TAXES:

The effective tax rate for the three month period ended March 31, 2007 was 32.5%. This rate is lower than the projected annual effective tax rate due to the tax impact of discrete items during the three months ended March 31, 2007. These items include the current year benefit of the reversal of state tax reserves due to expired statutes. As of March 31, 2007, the Company’s annual effective tax rate, exclusive of discrete items, is projected at 42.1%, which reflects the permanent differences between income for book versus tax purposes and the non-deductibility of certain stock-based compensation.

As previously noted, the Company adopted SFAS No. 123(R) as of January 1, 2006 and incorporated the tax impact into its effective tax rate above. This has increased the expected effective tax rate for 2007 due to the unfavorable tax treatment of the Company’s book compensation expense for incentive stock options.

In June 2005, the State of Ohio enacted a law that will phase-out the corporation franchise tax and phase-in a commercial activity tax over a five-year period. The new commercial activity tax is based on gross receipts, and is not considered an income tax for SFAS No. 109, “Accounting for Income Taxes,” purposes. In 2005, based on the enacted law, the Company determined that the likelihood of a reversal of the deferred tax liabilities related to intangible assets within the five-year period of the phase-out was unlikely. In 2006, the remaining Ohio deferred tax balances were adjusted to reflect the impact of the 2006 phase-in of the new tax law. As a result, the Company expects a benefit to its effective tax rate related to the current year tax amortization of the Ohio intangibles since no deferred tax liabilities will be created related to this amortization. It is expected that no additional deferred tax liability will result from the amortization of these intangibles during the remaining portion of the five-year phase-out period.

We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we recorded a $923,000 increase in the net liability for unrecognized tax positions, which was recorded as an adjustment to the opening balance of accumulated deficit on January 1, 2007. On the adoption date, we had approximately $4.9 million of unrecognized tax benefits, of which approximately $3.3 million would affect our effective tax rate if recognized. The total amount of unrecognized tax benefits as of March 31, 2007 was approximately $4.7 million. An estimate of the possible change prior to March 31, 2008 is a decrease in the amount of unrecognized tax benefits of $118,000 due to closed statutes in states where amortization liability exists.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN No. 48. Our consolidated statement of income for the quarter ended March 31, 2007 and our consolidated balance sheet as of that date include interest savings of $36,000 and accrued interest of $55,000, respectively.

As of January 1, 2007, the Company is subject to United States federal income tax examinations for the tax years ended December 31, 2004 through 2006. In addition, the Company is subject to state and local income tax examinations for the tax years ended December 31, 2002 through 2006.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	STOCKHOLDERS’ EQUITY:

Stock Option and Restricted Stock Grant Plan

Radio One may issue up to 10,816,198 shares of Class D Common Stock under the Company’s Stock Option and Restricted Stock Grant Plan (“Plan”). At inception of the Plan, the Company’s board of directors authorized 1,408,099 shares of Class A common stock to be issuable under this plan. As of March 31, 2007, 5,248,063 shares were available for grant. The options are exercisable in installments determined by the compensation committee of the Company’s board of directors. The options expire as determined by the compensation committee, but no later than ten years from the date of the grant. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock.

The Company uses the BSM to calculate the fair value of stock-based awards. The BSM incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the preceding three years. The expected life is based on historical exercise patterns and post-vesting termination behavior within each of the four groups identified by the Company. The interest rate for periods within the expected life of the award is based on the United States Treasury yield curve in effect at the time of grant.

The Company granted 100,000 and 12,500 stock options during the three months ended March 31, 2007 and 2006, respectively. The per share weighted-average fair values of options granted during the three months ended March 31, 2007 and 2006 were $3.94 and $5.49, respectively, on the date of grant. These fair values were derived using the BSM with the following weighted-average assumptions.

	For the Three Months
	Ended March 31,
	2007	2006

Average risk-free interest rate	4.81%	4.32%
Expected dividend yield	0.00%	0.00%
Expected lives	7.7 years	7.7 years
Expected volatility	40%	40%

Transactions and other information relating to the stock options for the period ended March 31, 2007 are summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)

Balance as of December 31, 2006	5,876,000	$14.49
Granted	100,000	7.50
Exercised	—	—
Forfeited, Cancelled	(67,000)	15.29

Balance as of March 31, 2007	5,909,000	$14.38	6.40	—

Vested and expected to vest as of March 31, 2007	5,494,000	14.38	6.40	—
Unvested as of March 31, 2007	1,175,000	12.90	8.21	—
Exercisable as of March 31, 2007	4,734,000	$14.75	5.93	—

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing price on the last day of trading during the three months ended March 31, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s stock. The number of options vested during the three months ended March 31, 2007 was 9,083.

As of March 31, 2007, approximately $5.1 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately two years. The stock option weighted-average fair value per share was $8.35 at March 31, 2007.

Transactions and other information relating to restricted stock grants for the period ended March 31, 2007 are summarized below:

		Weighted-
	Number of	Average
	Restricted	Fair Value at
	Shares(1)	Grant Date

Unvested as of December 31, 2006	16,500	$19.71
Granted	80,000	7.50
Vested	—
Forfeited, Cancelled, Expired	—	—

Unvested as of March 31, 2007	96,500	$9.59

(1)	The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant.

As of March 31, 2007, $569,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over a weighted-average period of three years. The stock option weighted-average fair value per share was $3.94 at March 31, 2007.

10.	CONTRACT TERMINATION:

In September 2005, the Company terminated its national sales representation agreements with Interep National Radio Sales, Inc. (“Interep”), and entered into new agreements with Katz Communications, Inc. (“Katz”), whereby Katz became the Company’s sole national sales representative. Interep had previously acted as a national sales representative for approximately half of the Company’s national advertising business, while Katz represented the remaining half. Katz paid the Company $3.4 million as an inducement to enter into the new agreements. Katz also agreed to pay Interep approximately $5.3 million to satisfy the Company’s termination obligations stemming from the previous sales representation agreements with Interep. Accordingly, the Company recorded the termination obligation of approximately $5.3 million as a one-time charge in selling, general and administrative expense for the year ended December 31, 2005. Both the $3.4 million inducement and the approximately $5.3 million termination amounts are being amortized over the four-year life of the new Katz agreements as a reduction to selling, general and administrative expense. As of March 31, 2007, approximately $3.1 million of the deferred termination obligation and inducement amount is reflected in other long-term liabilities on the accompanying consolidated balance sheets, and approximately $2.2 million is reflected in other current liabilities.

11.	RELATED PARTY TRANSACTION:

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

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Blue Chip is owned by L. Ross Love, a member of the Company’s board of directors. The transaction was approved by a special committee of independent directors appointed by the board of directors. Additionally, the Company retained an independent valuation firm to provide fair value appraisal of the station. The Company continues to operate and consolidate the financial results of WDBZ-AM under a LMA for no annual fee until closing, which is expected to take place in the second half of 2007.

12.	SUBSEQUENT EVENTS:

KTTB-FM Disposition

In June 2007, the Company entered into an agreement to sell the assets of radio station KTTB-FM in the Minneapolis metropolitan area to Northern Lights Broadcasting, LLC for approximately $28.0 million in cash. The assets and liabilities of these stations will be classified as held for sale and reflected as discontinued operations in June 2007. At that time, the results of operations for the quarterly and year-to-to-date periods going forward for 2007 and 2006 will be reflected as discontinued operations in the consolidated financial statements. The Company expects to complete this transaction during the second half 2007, subject to necessary regulatory approvals.

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

WPRS-FM Acquisition

In April 2007, the Company signed an agreement and made a deposit of $3.0 million to acquire the assets of WPRS-FM (formerly WXGG-FM), a radio station located in the Washington, DC metropolitan area for approximately $38.0 million in cash. The Company began operating the station under a LMA in April 2007 and the financial results since inception of the LMA will be included in the Company’s financial statements. The station has been consolidated with the existing Washington, DC operations. Subject to the necessary regulatory approvals, the Company expects to complete this acquisition in the first half of 2008.

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company’s restricted subsidiaries (“Subsidiary Guarantors”) have fully and unconditionally guaranteed the Company’s 8 7/8% senior subordinated notes due 2011, the 6 3/8% senior subordinated notes due 2013 and the Company’s obligations under the Credit Agreement.

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of March 31, 2007 and 2006 and for the three-month periods then ended. Also included is the consolidating balance sheet for the Company and the Subsidiary Guarantors as of December 31, 2006. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2007

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET BROADCAST REVENUE	$41,223	$41,249	$—	$82,472

OPERATING EXPENSES:
Programming and technical	8,345	12,674	—	21,019
Selling, general and administrative	15,301	13,203	—	28,504
Corporate selling, general and administrative	—	7,843	—	7,843
Depreciation and amortization	1,806	2,390	—	4,196

Total operating expenses	25,452	36,110	—	61,562

Operating income	15,771	5,139	—	20,910
INTEREST INCOME	—	267	—	267
INTEREST EXPENSE	—	18,070	—	18,070
EQUITY IN LOSS OF AFFILIATED COMPANY	—	492	—	492
OTHER EXPENSE, net	—	8	—	8

Income (loss) before provision for income taxes, minority interest in income of subsidiaries	15,771	(13,164)	—	2,607
PROVISION FOR INCOME TAXES	—	957	—	957
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	906	—	906

Net income (loss) before equity in income of subsidiaries	15,771	(15,027)	—	744
EQUITY IN INCOME OF SUBSIDIARIES	—	15,771	(15,771)	—

Net income	$15,771	$744	$(15,771)	$744

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET BROADCAST REVENUE	$38,258	$43,305	$—	$81,563

OPERATING EXPENSES:
Programming and technical	7,806	11,726	—	19,532
Selling, general and administrative	14,710	13,059	—	27,769
Corporate selling, general and administrative	—	7,328	—	7,328
Depreciation and amortization	2,019	2,247	—	4,266

Total operating expenses	24,535	34,360	—	58,895

Operating income	13,723	8,945	—	22,668
INTEREST INCOME	—	337	—	337
INTEREST EXPENSE	—	17,286	—	17,286
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	481	—	481
OTHER EXPENSE, net	—	276	—	276

Income (loss) before provision for income taxes, minority interest in income of subsidiaries and discontinued operations	13,723	(8,761)	—	4,962
PROVISION FOR INCOME TAXES	—	1,592	—	1,592
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	674	—	674

Net income (loss) before equity in income of subsidiaries and discontinued operations	13,723	(11,027)	—	2,696
EQUITY IN INCOME OF SUBSIDIARIES	—	13,723	(13,723)	—

Net income (loss) from continuing operations	13,723	2,696	(13,723)	2,696
LOSS FROM DISCONTINUED OPERATIONS, net of tax	—	103	—	103

Net income	$13,723	$2,593	$(13,723)	$2,593

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2007

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$574	$30,931	$—	$31,505
Trade accounts receivable, net of allowance for doubtful accounts	27,700	24,195	—	51,895
Prepaid expenses and other current assets	1,995	4,016	—	6,011
Deferred income tax asset	2,282	471	—	2,753
Current assets from discontinued operations	—	303	—	303

Total current assets	32,551	59,916	—	92,467
PROPERTY AND EQUIPMENT, net	30,704	21,876	—	52,580
INTANGIBLE ASSETS, net	1,907,399	69,103	—	1,976,502
INVESTMENT IN SUBSIDIARIES	—	1,926,298	(1,926,298)	—
INVESTMENT IN AFFILIATED COMPANY	—	51,567	—	51,567
OTHER ASSETS	661	7,498	—	8,159
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	—	9	—	9

Total assets	$1,971,315	$2,136,267	$(1,926,298)	$2,181,284

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$843	$4,003	$—	$4,846
Accrued interest	—	8,996	—	8,996
Accrued compensation and related benefits	3,530	15,559	—	19,089
Income taxes payable	(1)	1,416	—	1,415
Other current liabilities	1,582	12,139	—	13,721
Current portion of long-term debt	—	11,263	—	11,263
Current liabilities from discontinued operations	—	349	—	349

Total current liabilities	5,954	53,725	—	59,679
LONG-TERM DEBT, net of current portion	—	926,261	—	926,261
OTHER LONG-TERM LIABILITIES	2,177	9,053	—	11,230
DEFERRED INCOME TAX LIABILITY	36,886	128,212	—	165,098

Total liabilities	45,017	1,117,251	—	1,162,268

MINORITY INTEREST IN SUBSIDIARIES	—	886	—	886
STOCKHOLDERS’ EQUITY:
Common stock	—	99	—	99
Accumulated other comprehensive income	—	725	—	725
Stock subscriptions receivable	—	(1,662)	—	(1,662)
Additional paid-in capital	1,151,857	1,041,333	(1,151,857)	1,041,333
Retained earnings (accumulated deficit)	774,441	(22,365)	(774,441)	(22,365)

Total stockholders’ equity	1,926,298	1,018,130	(1,926,298)	1,018,130

Total liabilities and stockholders’ equity	$1,971,315	$2,136,267	$(1,926,298)	$2,181,284

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$884	$31,522	$—	$32,406
Trade accounts receivable, net of allowance for doubtful accounts	31,447	29,654	—	61,101
Prepaid expenses and other current assets	1,734	4,223	—	5,957
Income tax receivable	—	1,296	—	1,296
Deferred income tax asset	2,282	574	—	2,856
Current assets from discontinued operations	—	296	—	296

Total current assets	36,347	67,565	—	103,912
PROPERTY AND EQUIPMENT, net	31,784	22,161	—	53,945
INTANGIBLE ASSETS, net	1,907,607	70,650	—	1,978,257
INVESTMENT IN SUBSIDIARIES	—	1,929,896	(1,929,896)	—
INVESTMENT IN AFFILIATED COMPANY	—	51,711	—	51,711
OTHER ASSETS	828	6,129	—	6,957
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	—	428	—	428

Total assets	$1,976,566	$2,148,540	$(1,929,896)	$2,195,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,458	$7,620	$—	$10,078
Accrued interest	—	19,273	—	19,273
Accrued compensation and related benefits	3,247	15,564	—	18,811
Income taxes payable	—	2,465	—	2,465
Other current liabilities	1,893	11,849	—	13,742
Current portion of long-term debt	—	7,513	—	7,513
Current liabilities from discontinued operations	—	425	—	425

Total current liabilities	7,598	64,709	—	72,307
LONG-TERM DEBT, net of current portion	—	930,014	—	930,014
OTHER LONG-TERM LIABILITIES	2,186	6,840	—	9,026
DEFERRED INCOME TAX LIABILITY	36,886	128,730	—	165,616

Total liabilities	46,670	1,130,293	—	1,176,963

MINORITY INTEREST IN SUBSIDIARY	—	(20)	—	(20)
STOCKHOLDERS’ EQUITY:
Common stock	—	99	—	99
Accumulated other comprehensive income	—	967	—	967
Stock subscriptions receivable	—	(1,642)	—	(1,642)
Additional paid-in capital	1,110,005	1,041,029	(1,110,005)	1,041,029
Retained earnings (accumulated deficit)	819,891	(22,186)	(819,891)	(22,186)

Total stockholders’ equity	1,929,896	1,018,267	(1,929,896)	1,018,267

Total liabilities and stockholders’ equity	$1,976,566	$2,148,540	$(1,929,896)	$2,195,210

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,771	$744	$(15,771)	$744
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,807	2,389	—	4,196
Amortization of debt financing costs	—	536	—	536
Amortization of production content	—	159	—	159
Deferred income taxes	—	(216)	—	(216)
Equity in net loss of affiliated company	—	492	—	492
Minority interest in income of subsidiaries	—	906	—	906
Stock-based compensation and other non-cash compensation	464	749	—	1,213
Amortization of contract inducement and termination fee	(561)	—	—	(561)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	3,740	5,466	—	9,206
Prepaid expenses and other current assets	(261)	11	—	(250)
Income tax receivable	—	1,296	—	1,296
Other assets	—	(561)	—	(561)
Accounts payable	(1,616)	(3,616)	—	(5,232)
Accrued interest	—	(10,277)	—	(10,277)
Accrued compensation and related benefits	283	(261)	—	22
Income taxes payable	—	(1,050)	—	(1,050)
Deferred income	(3)	518	—	515
Other current liabilities	(293)	(47)	—	(340)
Other long-term liabilities	(9)	2,444	—	2,435
Due to corporate/from subsidiaries	(21,341)	21,341	—	—
Net cash from operating activities from discontinued operations	—	335	—	335

Net cash flows from operating activities	(2,019)	21,358	(15,771)	3,568

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	1,499	(2,808)	—	(1,309)
Investment in subsidiaries	—	(15,771)	15,771	—
Equity investments	—	(1,000)	—	(1,000)
Purchase of other intangible assets	210	(226)	—	(16)
Deposits for station equipment and purchases	—	(2,121)	—	(2,121)

Net cash flows (used in) investing activities	1,709	(21,926)	15,771	(4,446)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(3)	—	(3)
Change in interest due on stock subscriptions receivable	—	(20)	—	(20)

Net cash flows used in financing activities	—	(23)	—	(23)

(DECREASE) IN CASH AND CASH EQUIVALENTS	(310)	(591)	—	(901)
CASH AND CASH EQUIVALENTS, beginning of period	884	31,522	—	32,406

CASH AND CASH EQUIVALENTS, end of period	$574	$30,931	$—	$31,505

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,723	$2,593	$(13,723)	$2,593
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	2,019	2,247	—	4,266
Amortization of debt financing costs	—	513	—	513
Amortization of production content	—	679	—	679
Deferred income taxes	—	858	—	858
Loss on write-down of investment	—	270	—	270
Equity in net losses of affiliated company	—	481	—	481
Minority interest in income of subsidiaries	—	674	—	674
Stock-based compensation and other non-cash compensation	—	1,792	—	1,792
Amortization of contract inducement and termination fee	(259)	(283)	—	(542)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(185)	8,352	—	8,167
Prepaid expenses and other current assets	(536)	(939)	—	(1,475)
Income tax receivable	—	(43)	—	(43)
Due to corporate/from subsidiaries	(14,197)	14,197	—	—
Accounts payable	(351)	1,542	—	1,191
Accrued interest	—	(9,773)	—	(9,773)
Accrued compensation and related benefits	43	(3,936)	—	(3,893)
Income taxes payable	—	(186)	—	(186)
Other liabilities	383	3,214	—	3,597
Net cash used in operating activities from discontinued operations	—	(57)	—	(57)

Net cash flows from operating activities	640	22,195	(13,723)	9,112

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(902)	(1,032)	—	(1,934)
Equity investments	—	(528)	—	(528)
Investment in subsidiaries	—	(13,723)	13,723	—
Purchase of other intangible assets	—	(147)	—	(147)
Deposits for station purchases	—	(2,000)	—	(2,000)
Net cash used in investing activities from discontinued operations	—	(3)	—	(3)

Net cash flows (used in) investing activities	(902)	(17,433)	13,723	(4,612)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(4)	—	—	(4)
Proceeds from exercise of stock options	—	52	—	52
Change in interest due on stock subscription receivable	—	(18)	—	(18)

Net cash flows from financing activities	(4)	34	—	30

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(266)	4,796	—	4,530
CASH AND CASH EQUIVALENTS, beginning of period	794	18,287	—	19,081

CASH AND CASH EQUIVALENTS, end of period	$528	$23,083	$—	$23,611

The accompanying notes are an integral part of this consolidating financial statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Introduction

Revenue

We primarily derive revenue from the sale of advertising time and program sponsorships to local and national advertisers. Advertising revenue is affected primarily by the advertising rates our radio stations and programs are able to charge, as well as the overall demand for radio advertising time in a market. These rates are largely based upon a radio station’s audience share in the demographic groups targeted by advertisers, the number of radio stations in the related market, and the supply of and demand for radio advertising time. Advertising rates are generally highest during morning and afternoon commuting hours.

In December 2006, the Company completed the acquisition of certain net assets of Giant Magazine (“Giant”). Giant primarily derives revenue from the sale of advertising in the magazine, as well as newsstand and subscription revenue generated by sales of the magazine.

During the three months ended March 31, 2007, approximately 62% of our net revenue was generated from local advertising and approximately 36% was generated from national advertising, including network advertising. In comparison, during the three months ended March 31, 2006, approximately 61% of our net revenue was generated from local advertising and approximately 37% was generated from national spot advertising, including network advertising. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2007	2006
	(In thousands, except margin data)

Net broadcast revenue	$82,472	$81,563
Station operating income	33,614	35,397
Station operating income margin	40.8%	43.4%
Net income	$744	$2,593

The reconciliation of net income to station operating income is as follows:

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Net income as reported	$744	$2,593
Add back non-station operating income items included in net income:
Interest income	(267)	(337)
Interest expense	18,070	17,286
Provision for income taxes	957	1,592
Corporate selling, general and administrative, excluding non-cash and stock-based compensation	7,295	6,670
Non-cash compensation	257	280
Stock-based compensation	956	1,513
Equity in loss of affiliated company	492	481
Other expense, net	8	276
Depreciation and amortization	4,196	4,266
Minority interest in income of subsidiaries	906	674
Loss from discontinued operations, net of tax	—	103

Station operating income	$33,614	$35,397

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
(In thousands)

	Three Months Ended March 31,
	2007	2006	Increase/(Decrease)
	(Unaudited)	(Unaudited)

Statements of Income:
Net broadcast revenue	$82,472	$81,563	$909	1.1%
Operating expenses:
Programming and technical, excluding non-cash and stock-based compensation	20,855	19,560	1,295	6.6
Selling, general and administrative, excluding non-cash and stock-based compensation	28,003	26,606	1,397	5.3
Corporate selling, general and administrative, excluding non-cash and stock-based compensation	7,295	6,670	625	9.4
Non-cash compensation	257	280	(23)	(8.2)
Stock-based compensation	956	1,513	(557)	(36.8)
Depreciation and amortization	4,196	4,266	(70)	(1.6)

Total operating expenses	61,562	58,895	2,667	4.5

Operating income	20,910	22,668	(1,758)	(7.8)
Interest income	267	337	(70)	(20.8)
Interest expense	18,070	17,286	784	4.5
Equity in loss of affiliated company	492	481	11	2.3
Other expense, net	8	276	(268)	(97.1)

Income before provision for income taxes, minority interest in income of subsidiaries and discontinued operations	2,607	4,962	(2,355)	(47.5)
Provision for income taxes	957	1,592	(635)	(39.9)
Minority interest in income of subsidiaries	906	674	232	34.4

Net income from continuing operations	744	2,696	(1,952)	(72.4)
Loss from discontinued operations, net of tax	—	103	(103)	(100.0)

Net income	$744	$2,593	$(1,849)	(71.3)%

Net broadcast revenue

Three Months Ended March 31,
2007	2006	Increase/(Decrease)

$82,472	$81,563	$909	1.1%

During the three months ended March 31, 2007, we recognized approximately $82.5 million in net broadcast revenue compared to approximately $81.6 million during the same period in 2006. These amounts are net of agency and outside sales representative commissions, which were approximately $9.2 million during the three months ended 2007, compared to approximately $9.7 million during the same period in 2006. The increase in net broadcast revenue was due primarily to the consolidation of the January through March 2007 operating results of Giant, which was acquired in late December 2006. While the overall radio industry revenue in the markets we operate in declined, we did experience increased net revenue in our Atlanta, Cincinnati and Dallas markets. These increases were partially offset by a significant decline in net broadcast revenue in our Los Angeles market. We also experienced a decline in Reach Media’s net broadcast revenue for television advertising associated with the year long Tom Joyner television series, which ended in September 2006. Excluding the operating results of Giant, our net broadcast revenue declined .6% for the three months ended March 31, 2007, compared to the same period in 2006.

Operating Expenses

Programming and technical, excluding non-cash and stock-based compensation

Three Months Ended March 31,
2007	2006	Increase/(Decrease)

$20,855	$19,560	$1,295	6.6%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of our programming on our radio stations. Programming and technical expenses also include expenses associated with our research activities and music royalties. The increase in programming and technical expenses during the three months ended March 31, 2007 was due primarily to the consolidation of the January through March 2007 operating results of Giant, which was acquired in late December 2006, and increases in on-air talent, research, music royalties, and tower rent expenses. These increased programming and technical expenses were partially offset by a reduction in television production costs associated with the year-long Tom Joyner television series, which ended in September 2006. Excluding the January through March 2007 operating results of Giant, programming and technical expenses increased 1.6% for the three months ended March 31, 2007, compared to the same period in 2006.

Selling, general and administrative, excluding non-cash and stock-based compensation

Three Months Ended March 31,
2007	2006	Increase/(Decrease)

$28,003	$26,606	$1,397	5.3%

Selling, general and administrative expenses include expenses associated with our sales departments, offices, facilities and personnel (outside of our corporate headquarters), marketing expenses, back office expenses, and the advertising traffic (scheduling and insertion) functions. The increase in selling, general and administrative expenses, during the three months ended March 31, 2007, was due to the consolidation of the January through March 2007 operating results of Giant, which was acquired in late December 2006, increased special events and promotional spending, and additional expenses associated with operating WMOJ-FM (formerly WIFE-FM), which was acquired in September 2006. Excluding the January through March 2007 operating results of Giant selling, general and administrative expenses increased 3.7% for the three months ended March 31, 2007, compared to the same period in 2006.

Corporate selling, general and administrative, excluding non-cash and stock-based compensation compensation

Three Months Ended March 31,
2007	2006	Increase/(Decrease)

$7,295	$6,670	$625	9.4%

Corporate selling, general and administrative expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The increase in corporate expenses during the three months ended March 31, 2007 resulted primarily from additional legal and professional fees associated with the review of our historical stock option grant practices. Excluding the legal and professional fees associated with the stock option grant review, corporate selling, general and administrative expenses decreased 6.1% for the three months ended March 31, 2007, compared to the same period in 2006.

Non-cash compensation

Three Months Ended March 31,
2007	2006	Increase/(Decrease)

$257	$280	$(23)	(8.2)%

Non-cash compensation consists of expenses associated with certain officer retention bonuses. The decrease in non-cash compensation resulted from lower expenses associated with officer retention bonuses.

Stock-based compensation

Three Months Ended March 31,
2007	2006	Increase/(Decrease)

$956	$1,513	$(557)	(36.8)%

Stock-based compensation consists of expenses associated with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for awards expected to vest. The decrease in stock-based compensation for the three months ended March 31, 2007 was primarily due to the completion of the vesting period for certain grants, partially offset by expenses associated with additional restricted stock grants.

Depreciation and amortization

Three Months Ended March 31,
2007	2006	Increase/(Decrease)

$4,196	$4,266	$(70)	(1.6)%

The decrease in depreciation and amortization for the three months ended March 31, 2007 was primarily due to an accelerated depreciation adjustment for leasehold improvements during the three months ended March 31, 2006. This decrease was partially offset by an increase in depreciation for capital expenditures made since March 31, 2006 and an increase in amortization for the WMOJ-FM intellectual property acquisition made in September 2006.

Interest income

Three Months Ended March 31,
2007	2006	Increase/(Decrease)

$267	$337	$(70)	(20.8)%

The decrease in interest income for the three months ended March 31, 2007 is primarily due to fluctuations in interest rates and an adjustment in the cash surrender value of a life insurance policy during the three months ended March 31, 2006.

Interest expense

Three Months Ended March 31,
2007	2006	Increase/(Decrease)

$18,070	$17,286	$784	4.5%

The increase in interest expense during the three months ended March 31, 2007 resulted from higher market interest rates on the variable portion of our debt, which was partially offset by interest savings from debt pay downs made since March 31, 2006, resulting in lower overall net borrowings as of March 31, 2007.

Provision for income taxes

Three Months Ended March 31,
2007	2006	Increase/(Decrease)

$957	$1,592	$(635)	(39.9)%

The decrease in the provision for income taxes was due primarily to a decrease in pre-tax income for the three months ended March 31, 2007, compared to the same period in 2006. In addition to lower pre-tax income, this decrease was offset by an increase to the valuation allowance for certain state net operating losses. For the quarter ended March 31, 2007, our effective tax rate was 32.5%. As of March 31, 2007, our annual effective tax rate, exclusive of the reversal of state tax reserves due to expired statutes, is projected at 42.1%, which is impacted by the permanent differences between income subject to tax for book purposes versus tax purposes.

Minority interest in income of subsidiaries

Three Months Ended March 31,
2007	2006	Increase/(Decrease)

$906	$674	$232	34.4%

The increase in minority interest in income of subsidiaries is due primarily to an increase in Reach Media’s net income for the three months ended March 31, 2007, compared to the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, commitments available under our amended and restated credit facilities and other debt or equity financing.

We have a credit agreement with a syndicate of banks (the “Credit Agreement”). The agreement was amended in April 2006 to modify certain financial covenants. The term of the Credit Agreement is seven years and the total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with provisions of the Credit Agreement, including but not limited to financial covenants. We may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, our common stock repurchase program, direct and indirect investments permitted under the Credit Agreement, and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that we must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to December 31, 2007, and no less than 2.25 to 1.00 from January 1, 2008 to December 31, 2008, and no less than 2.50 to 1.00, January 1, 2009 and thereafter, (b) maintaining a total leverage ratio of no greater than 6.50 to 1.00 from January 1, 2006 to March 31, 2006, and no greater than 7.00 to 1.00 beginning April 1, 2006 to December 31, 2007, and no greater than 6.00 to 1.00 beginning January 1, 2008 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the Credit Agreement, we borrowed $437.5 million under the Credit Agreement to retire all outstanding obligations under our previous credit agreement. We were unable to meet the interest ratio covenant at March 31, 2007 and have received a waiver from compliance with the interest ratio covenant in the Credit Agreement until July 13, 2007. The waiver also extended the due date for the delivery of our consolidated financial statements for the quarter ended March 31, 2007. We expect that with the filing of this Form 10-Q we will be in the compliance with the requirements for delivery of our consolidated financial statements.

As of March 31, 2007, we had approximately $362.0 million available for borrowing. Taking into consideration the covenants under the Credit Agreement, none of that amount was available to be drawn down. Both the term loan facility and the revolving facility under the Credit Agreement bear interest, at our option, at a rate equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus a spread that ranges from 0.63% to 1.50%, or (ii) the prime rate plus a spread of up to 0.50%. The amount of the spread varies depending on our leverage ratio. We also pay a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the average balance of the revolving facility.

Under the Credit Agreement, we are required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of March 31, 2007, we had four swap agreements in place for a total notional amount of $100.0 million, and the periods remaining on these four swap agreements range in duration from three to 63 months.

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

The following table summarizes the interest rates in effect with respect to our debt as of March 31, 2007:

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

The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2007 and 2006:

	2007	2006
	(In thousands)

Net cash flows from operating activities	$3,568	$9,112
Net cash flows used in investing activities	(4,446)	(4,612)
Net cash flows (used in) from financing activities	(23)	30

Net cash flows from operating activities were approximately $3.6 million and $9.1 million for the three months ended March 31, 2007 and 2006, respectively. Cash flows from operating activities for the three months ended March 31, 2007 decreased from the prior year due primarily to a decrease in net income of approximately $1.9 million and a decrease in overall working capital.

Net cash flows used in investing activities were approximately $4.4 million and $4.6 million for the three months ended March 31, 2007 and 2006, respectively. Capital expenditures, digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $3.4 million and $3.9 million for the three months ended March 31, 2007 and 2006, respectively.

Net cash flows used in financing activities were $23,000 for the three months ended March 31, 2007 compared to net cash flows provided from financing activities of $30,000 for the three months ended March 31, 2006.

From time to time we consider opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic investments and divestitures. In March 2007, we entered into an agreement to acquire the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area, for approximately $2.6 million in seller financing. We have been operating WDBZ-AM pursuant to a local marketing agreement since August 2001. In April 2007, we entered into an agreement to acquire the assets of WPRS-FM (formerly WXGG-FM), a radio station located in the Washington, DC metropolitan area, for approximately $38.0 million in cash, and a local marketing agreement with Bonneville International Corporation to operate the radio station pending the completion of the acquisition. Subject to the necessary regulatory approvals, we expect to complete the acquisitions in the second half of 2007 and the first half of 2008, respectively. Other than our agreement with an affiliate of Comcast Corporation, DIRECTV and other investors to fund TV One (the balance of our commitment was approximately $22.4 million at March 31, 2007), we have no definitive agreements to make acquisitions of additional radio stations or to make strategic investments. We anticipate that any future acquisitions or strategic investments will be financed through funds generated from operations, cash on hand, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.

As of March 31, 2007, we had two standby letters of credit in total of $417,000 in connection with our annual insurance policy renewals. To date, there has been no activity on these standby letters of credit.

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

We believe that, based on current levels of operations and anticipated internal growth, for the foreseeable future, cash flows from operations together with other available sources of funds will be adequate to make required payments of interest on our indebtedness, to fulfill our commitment to fund TV One, to fund acquisitions, to fund anticipated capital expenditures and working capital requirements and to enable us to comply with the payment terms of our debt agreements. However, in order to finance future acquisitions or investments, if any, we may require additional financing and there can be no assurance that we will be able to obtain such financing on terms acceptable to us.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 of the Consolidated Financial Statements in our Annual Report on Form 10-K. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2006, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes in such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2006.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — Interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The impact to the Company of adopting FIN No. 48 on its financial statements is a $923,000 increase to accumulated deficit and a corresponding increase to deferred income tax liability as of January 1, 2007.

CAPITAL AND COMMERCIAL COMMITMENTS

Long-term debt

Our long-term debt consist of obligations under our Credit Agreement, our 8 7/8% senior subordinated notes and our 6 3/8% senior subordinated notes.

Lease obligations

We have non-cancelable operating leases for office space, studio space, and broadcast towers and transmitter facilities that expire over the next 19 years.

Operating Contracts and Agreements

We have other operating contracts and agreements including employment contracts, on-air contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements and other general operating agreements that expire over the next eight years.

Contractual Obligations Schedule

The following table represents our contractual obligations as of March 31, 2007:

	Payments Due by Period
	April-
	December					2012 and
Contractual Obligations	2007	2008	2009	2010	2011	Beyond	Total
	(In thousands)

8 7/8% senior subordinated notes(1)	$26,625	$26,625	$26,625	$26,625	$313,313	$0	$419,813
6 3/8% senior subordinated notes(1)	11,156	12,750	12,750	12,750	12,750	212,750	274,906
Credit facilities(2)	31,752	67,700	93,392	95,819	90,557	185,093	564,313
Capital lease obligations	14	14	0	0	0	0	28
Other operating contracts/agreements(3)(4)(5)	30,084	25,844	20,124	18,635	11,034	33,300	139,021
Operating lease obligations	6,093	7,451	6,278	5,491	4,811	12,502	42,626

Total	$105,724	$140,384	$159,169	$159,320	$432,465	$443,645	$1,440,707

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of March 31, 2007.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of March 31, 2007.

(3)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements.

(4)	Includes a retention bonus of approximately $2.0 million pursuant to an employment agreement with the Chief Administrative Officer (“CAO”) for remaining employed with the Company through and including October 31, 2008. If the CAO’s employment ends before October 31, 2008, the amount paid will be a pro rata portion of the retention bonus based on the number of days of employment between October 31, 2004 and October 31, 2008.

(5)	Includes a retention bonus of approximately $7.0 million pursuant to an employment agreement with the Chief Financial Officer (“CFO”) for remaining employed with the Company through and including October 18, 2010. If the CFO’s employment ends before October 18, 2010, the amount paid will be a pro rata portion of the retention bonus based on the number of days of employment between October 18, 2005 and October 18, 2010.

Reflected in the obligations above, as of March 31, 2007, we had four swap agreements in place for a total notional amount of $100.0 million. The periods remaining on the swap agreements range in duration from three to 63 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance.

RELATED PARTY TRANSACTIONS

In March 2007, the Company signed an agreement to acquire the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area from Blue Chip Communications, Inc. (“Blue Chip”) for approximately $2.6 million in seller financing. The financing is a 5.1% interest bearing loan payable monthly through July 2008. Blue Chip is owned by L. Ross Love, a member of the Company’s board of directors. The transaction was approved by a special committee of independent directors appointed by the board of directors. Additionally, the Company retained an independent valuation firm to provide fair value appraisal of the station. The Company continues to operate and consolidate the financial results of WDBZ-AM under a LMA for no annual fee until closing, which is expected to take place in the second half of 2007.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but rather reflect our current expectations concerning future results and events. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions. We cannot guarantee that we will achieve these plans, intentions or expectations. Because these statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ materially from those forecast or anticipated in the forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

•	economic conditions, both generally and relative to the radio broadcasting industry;

•	risks associated with our acquisition strategy;

•	the highly competitive nature of the broadcast industry;

•	our high degree of leverage; and

•	other factors described in our report on Form 10-K.

You should not place undue reliance on these forward-looking statements, which reflect our view as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Radio One, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2006. Our exposure related to market risk has not changed materially since December 31, 2006.

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

Changes in internal control over financial reporting

During the quarter ended March 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

There has been no material change to our legal proceedings as set forth in the most recently filed Form 10-K.

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

June 25, 2007