Form 10-Q
period 2007-06-30
RADIO ONE INC
filed 2007-08-10
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2007

Class A Common Stock, $.001 Par Value	4,904,989
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	3,121,048
Class D Common Stock, $.001 Par Value	87,970,966

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
	(In thousands, except share data)		(In thousands, except share data)

NET BROADCAST REVENUE	$86,136	$91,423	$163,352	$168,420
OPERATING EXPENSES:
Programming and technical	19,598	19,045	39,361	37,378
Selling, general and administrative	28,625	28,168	54,589	53,612
Corporate selling, general and administrative	8,376	7,496	16,218	14,825
Depreciation and amortization	3,870	3,437	7,793	7,378
Impairment of long-lived assets	15,901	—	15,901	—

Total operating expenses	76,370	58,146	133,862	113,193

Operating income	9,766	33,277	29,490	55,227
INTEREST INCOME	294	204	560	541
INTEREST EXPENSE	18,577	18,060	36,645	35,346
EQUITY IN LOSS OF AFFILIATED COMPANY	4,271	453	4,763	934
OTHER INCOME (EXPENSE), net	—	10	(8)	(265)

(Loss)/income before (benefit)/provision for income taxes, minority interest in income of subsidiaries and discontinued operations	(12,788)	14,978	(11,366)	19,223
(BENEFIT)/PROVISION FOR INCOME TAXES	(6,882)	7,167	(6,332)	8,690
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	919	364	1,825	1,038

Net (loss)/income from continuing operations	(6,825)	7,447	(6,859)	9,495
INCOME FROM DISCONTINUED OPERATIONS, net of tax	571	657	1,350	1,202

NET (LOSS)/INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(6,254)	$8,104	$(5,509)	$10,697

BASIC AND DILUTED NET (LOSS)/INCOME PER COMMON SHARE	$(0.06)	$0.08	$(0.06)	$0.11

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	98,710,633	98,710,633	98,710,633	98,705,785

Diluted	98,710,633	98,710,633	98,710,633	98,721,516

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2007	2006
	(Unaudited)
	(In thousands, except
	share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$25,980	$32,406
Trade accounts receivable, net of allowance for doubtful accounts of $3,987 and $3,910, respectively	59,655	57,501
Prepaid expenses and other current assets	7,520	5,775
Income tax receivable	—	1,296
Deferred income tax asset	2,782	2,856
Current assets from discontinued operations	4,743	4,078

Total current assets	100,680	103,912
PROPERTY AND EQUIPMENT, net	47,555	49,004
GOODWILL	147,494	150,121
RADIO BROADCASTING LICENSES	1,670,152	1,682,553
OTHER INTANGIBLE ASSETS, net	45,651	49,102
INVESTMENT IN AFFILIATED COMPANY	57,603	51,711
OTHER ASSETS	11,509	6,826
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	100,212	101,981

Total assets	$2,180,856	$2,195,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,741	$10,018
Accrued interest	18,222	19,273
Accrued compensation and related benefits	19,405	18,253
Income taxes payable	3,003	2,465
Other current liabilities	16,560	13,632
Current portion of long-term debt	15,000	7,513
Current liabilities from discontinued operations	1,122	1,153

Total current liabilities	77,053	72,307
LONG-TERM DEBT, net of current portion	922,500	930,014
OTHER LONG-TERM LIABILITIES	6,978	8,952
DEFERRED INCOME TAX LIABILITY	158,652	165,616
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	52	74

Total liabilities	1,165,235	1,176,963

MINORITY INTEREST IN SUBSIDIARIES	1,805	(20)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2007 and December 31, 2006	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 4,925,689 and 6,319,660 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	5	6
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 and 2,867,463 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 and 3,132,458 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 87,950,266 and 86,391,052 shares issued and outstanding as of June 30, 2007 and December 31, 2006, respectively	88	87
Accumulated other comprehensive income	1,133	967
Stock subscriptions receivable	(1,681)	(1,642)
Additional paid-in capital	1,042,883	1,041,029
Accumulated deficit	(28,618)	(22,186)

Total stockholders’ equity	1,013,816	1,018,267

Total liabilities and stockholders’ equity	$2,180,856	$2,195,210

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)

							Accumulated
	Convertible	Common	Common	Common	Common		Other	Stock	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Comprehensive	Subscriptions	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Loss	Income	Receivable	Capital	Deficit	Equity
	(In thousands, except share data)

BALANCE, as of December 31, 2006	$—	$6	$3	$3	$87		$967	$(1,642)	$1,041,029	$(22,186)	$1,018,267
Comprehensive loss:
Net loss	—	—	—	—	—	$(5,509)	—	—	—	(5,509)	(5,509)
Change in unrealized income on derivative and hedging activities, net of taxes	—	—	—	—	—	166	166	—	—	—	166

Comprehensive loss						$(5,343)

Conversion of common stock	—	(1)	—	—	1		—	—	—	—	—
Vesting of non-employee restricted stock	—	—	—	—	—		—	—	(63)	—	(63)
Cumulative impact of change in accounting for uncertainties in income taxes	—	—	—	—	—		—	—	—	(923)	(923)
Stock-based compensation expense	—	—	—	—	—		—	—	1,917	—	1,917
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(39)	—	—	(39)

BALANCE, as of June 30, 2007	$—	$5	$3	$3	$88		$1,133	$(1,681)	$1,042,883	$(28,618)	$1,013,816

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2007	2006
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$(5,509)	$10,697
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	7,793	7,378
Amortization of debt financing costs	1,069	1,044
Amortization of production content	332	2,108
Deferred income taxes	(6,983)	7,572
Write-down of investment	—	270
Long-lived asset impairment	15,901	—
Equity in loss of affiliated company	4,763	934
Minority interest in income of subsidiaries	1,825	1,038
Stock-based and other non-cash compensation	2,225	3,222
Amortization of contract inducement and termination fee	(1,036)	(1,026)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(2,154)	(5,361)
Prepaid expenses and other assets	(1,849)	(1,963)
Income tax receivable	1,296	(87)
Other assets	(2,314)	—
Accounts payable	(6,277)	(112)
Accrued interest	(31)	264
Accrued compensation and related benefits	(425)	(2,313)
Income taxes payable	538	(679)
Other current liabilities	3,032	5,069
Other long-term liabilities	(635)	—
Net cash flows from operating activities of discontinued operations	420	706

Net cash flows from operating activities	11,981	28,761

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(3,879)	(5,498)
Equity investments	(10,714)	(9,745)
Acquisitions	—	(20,008)
Purchase of other intangible assets	(80)	(234)
Deposits for station equipment and purchases	(3,668)	(2,000)
Net cash used in investing activities of discontinued operations	—	(769)

Net cash flows used in investing activities	(18,341)	(38,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(27)	(20)
Proceeds from exercise of stock options	—	52
Change in interest due on stock subscriptions receivable	(39)	(37)
Proceeds from credit facility	—	12,000
Payment of minority interest shareholders	—	(2,940)

Net cash flows (used in) from financing activities	(66)	9,055

DECREASE IN CASH AND CASH EQUIVALENTS	(6,426)	(438)
CASH AND CASH EQUIVALENTS, beginning of period	32,406	19,081

CASH AND CASH EQUIVALENTS, end of period	$25,980	$18,643

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$36,714	$34,368

Income taxes	$2,932	$2,417

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Interim Financial Statements

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

Certain reclassifications associated with accounting for discontinued operations have been made to prior period amounts to conform to the current period presentation. There was no other effect on any other previously reported statement of operations, balance sheet or cash flow amounts.

(b)	Financial Instruments

Financial instruments as of June 30, 2007 and December 31, 2006 consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, long-term debt and subscriptions receivable. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2007 and December 31, 2006, except for the Company’s outstanding senior subordinated notes. The 8 7/8% senior subordinated notes had a fair value of approximately $307.9 million and $309.8 million as of June 30, 2007 and December 31, 2006, respectively. The 6 3/8% senior subordinated notes had a fair value of approximately $190.0 million and $187.0 million as of June 30, 2007 and December 31, 2006, respectively. The fair value was determined based on the fair market value of similar instruments.

(c)	Revenue Recognition

The Company recognizes revenue for broadcast advertising when the commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $10.3 million and $11.2 million during the three months ended June 30, 2007 and 2006, respectively. Agency and outside sales representative commissions were approximately $18.9 million and $20.4 million during the six months ended June 30, 2007 and 2006, respectively.

(d)	Barter Transactions

The Company provides broadcast advertising time in exchange for programming content and certain services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both net broadcast revenues and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended June 30, 2007 and 2006, barter transactions reflected in net broadcast revenue were $827,000 and $203,000, respectively. For the six months ended June 30, 2007 and 2006, barter transactions reflected in net broadcast revenue were approximately $1.6 million and $262,000, respectively. Additionally, barter transaction costs reflected in

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

programming and technical expenses and selling, general and administrative expenses were $711,000 and $168,000 and $118,000 and $0 in the respective three months ended June 30, 2007 and 2006. Barter transaction costs reflected in programming and technical expenses and selling, general and administrative expenses were approximately $1.6 million and $228,000 and $175,000 and $0 in the respective six months ended June 30, 2007 and 2006.

(e)	Comprehensive (Loss)/Income

The Company’s comprehensive (loss)/income consists of net (loss)/income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive income consists of gains on derivative instruments that qualify for cash flow hedge treatment.

The following table sets forth the components of comprehensive income:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Net (loss)/income	$(6,254)	$8,104	$(5,509)	$10,697
Other comprehensive (loss)/income (net of tax benefit of $270 and $440, tax provision of $71 and tax benefit of $935, respectively):
Derivative and hedging activities	408	302	166	1,000

Comprehensive (loss)/income	$(5,846)	$8,406	$(5,343)	$11,697

(f)	Impact of Recently Issued Accounting Pronouncements

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

2.	ACQUISITIONS:

In April 2007, the Company signed an agreement and made a deposit of $3.0 million to acquire the assets of WPRS-FM (formerly WXGG-FM), a radio station located in the Washington, DC metropolitan area for approximately $38.0 million in cash. The Company began operating the station under a local marketing agreement (“LMA”) in April 2007 and the financial results since inception of the LMA have been included in the Company’s financial statements. The station has been consolidated with the existing Washington, DC operations. Subject to the necessary regulatory approvals, the Company expects to complete this acquisition in the first quarter of 2008.

In March 2007, the Company signed an agreement to acquire the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area for approximately $2.6 million in seller financing. As of June 30, 2007, the Company has deposited $668,000 to be applied against the seller financing on the acquisition date. Since 2001, the

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

station had been and continued to be consolidated within the Company’s existing Cincinnati operations under a LMA until closing. The Company completed this acquisition in July 2007.

3.	DISCONTINUED OPERATIONS:

In June 2007, the Company entered into an agreement to sell the assets of radio station KTTB-FM in the Minneapolis metropolitan area to Northern Lights Broadcasting, LLC for approximately $28.0 million in cash. The assets and liabilities of this station have been reflected as discontinued operations as of June 30, 2007 and December 31, 2006 and its results of operations for the three and six months ended June 30, 2007 and 2006 have been reflected as discontinued operations in the accompanying consolidated financial statements. The Company expects to complete this transaction during the second half of 2007, subject to necessary regulatory approvals.

In May 2007, the Company entered into an agreement to sell all of its radio stations in the Dayton metropolitan area and five of its six radio stations in the Louisville metropolitan area to Main Line Broadcasting, LLC for approximately $76.0 million in cash. The assets and liabilities of these stations have been reflected as discontinued operations as of June 30, 2007 and December 31, 2006, and its results of operations for the three and six months ended June 30, 2007 and 2006 have been reflected as discontinued operations in the accompanying consolidated financial statements. Subject to the necessary regulatory approvals, the transaction is expected to close during the second half of 2007.

In August 2006, the Company entered into an agreement to sell radio station WILD-FM in the Boston metropolitan area to Entercom Boston, LLC (“Entercom”) for approximately $30.0 million in cash. Entercom began operating the station under an LMA effective August 18, 2006. The sale of the station was completed on December 29, 2006, resulting in a gain of approximately $18.6 million (approximately $11.4 million net of tax). The results of operations for the three and six months ended June 30, 2006 have been reflected as discontinued operations in the accompanying consolidated financial statements.

The following table summarizes the operating results for these stations for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)	(In thousands)	(In thousands)	(In thousands)

Net broadcast revenue	$6,376	$6,411	$11,631	$11,497
Station operating expenses	4,144	4,352	7,939	8,481
Depreciation and amortization	317	421	591	836

Income before income taxes	1,915	1,638	3,101	2,180
Provision for income taxes	1,344	981	1,751	978

Income from discontinued operations, net of tax	$571	$657	$1,350	$1,202

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets and liabilities of these stations classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)

Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$4,512	$3,600
Prepaid expenses and other current assets	231	478

Total current assets	4,743	4,078
Property and equipment, net	4,428	5,370
Intangible assets, net	95,683	96,480
Other assets	101	131

Total assets	$104,955	$106,059

Current liabilities:
Other current liabilities	$1,122	$1,153

Total current liabilities	1,122	1,153
Other long-term liabilities	52	74

Total liabilities	$1,174	$1,227

4.	GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

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

During the three months ended June 30, 2007, the Company evaluated its long-lived assets for potential impairment due to changes in management’s focus in certain of it radio property markets. Based on discussions with independent third parties, it was determined that the carrying value of our goodwill and certain of our radio broadcast licenses in those markets was in excess of the current fair market value. During the three months ended June 30, 2007, the Company reduced the carrying value of goodwill and radio broadcasting licenses by $3.5 million and $12.4 million, respectively. The carrying amount of goodwill at June 30, 2007 and December 31, 2006 was approximately $147.5 million and $150.1 million, respectively.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	June 30,	December 31,	Period of
	2007	2006	Amortization
	(In thousands)

Trade names	$16,819	$16,800	2-5 Years
Talent agreements	19,549	19,549	10 Years
Debt financing costs	17,814	17,771	Term of debt
Intellectual property	14,172	14,167	4 - 10 Years
Affiliate agreements	7,768	7,768	1-10 Years
Favorable transmitter leases and other intangibles	5,641	5,622	6-60 Years

	81,763	81,677
Less: Accumulated amortization	(36,112)	(32,575)

Other intangible assets, net	$45,651	$49,102

Amortization expense of intangible assets for the six months ended June 30, 2007 and 2006 was approximately $2.5 million and $2.2 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding years for intangible assets, excluding deferred financing costs.

(In thousands)

2007	$4,751
2008	4,239
2009	4,139
2010	4,059
2011	4,056

Actual amortization expense may vary as a result of future acquisitions and dispositions.

5.	INVESTMENT IN AFFILIATED COMPANY:

In July 2003, the Company entered into a joint venture agreement with an affiliate of Comcast Corporation and other investors to create TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. The Company has committed to make a cumulative cash investment of approximately $74.0 million in TV One over approximately four years, of which the Company has funded approximately $60.3 million as of June 30, 2007. As of June 30, 2007, the Company owned approximately 36% of TV One on a fully-converted basis.

The Company has recorded its investment in TV One at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the three and six months ended June 30, 2007 and 2006, the Company’s allocable share of TV One’s losses was approximately $4.3 million and approximately $4.8 million, and $453,000 and $934,000, respectively. During 2007, the Company’s allocable share of TV One’s losses increased due to the composition of TV One’s capital structure.

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

The Company is accounting for the services provided to TV One under the advertising and network services agreements in accordance with Emerging Issues Task Force (“EITF”), Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.” As services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, this has been determined to be the value of underlying advertising time that is being provided to TV One. For the network services agreement, this has been determined to be the value of the equity received in TV One. As a result, the Company is re-measuring the fair value of the equity received in consideration of its obligations under the network services agreement in each subsequent reporting period as the services are provided. The Company recognized approximately $2.2 million and $807,000 of revenue relating to these two agreements for the six months ended June 30, 2007 and 2006, respectively.

6.	DERIVATIVE INSTRUMENTS:

In June 2005, pursuant to the Credit Agreement (as defined in Note 7 — Long-Term Debt), the Company entered into four fixed rate swap agreements to reduce interest rate fluctuations on certain floating rate debt commitments. In June 2007, one of the four $25.0 million swap agreements expired. The Company accounts for the swap agreements using the mark-to-market method of accounting.

The swap agreements have the following terms:

Agreement	Notional Amount	Expiration	Fixed Rate

No. 1	$25.0 million	June 16, 2008	4.13%
No. 2	25.0 million	June 16, 2010	4.27
No. 3	25.0 million	June 16, 2012	4.47

Each swap agreement has been accounted for as a qualifying cash flow hedge of the Company’s senior bank term debt, in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instruments as reflected on the accompanying consolidated balance sheets.

Under the swap agreements, the Company pays the fixed rate listed in the table above. The counterparties to the agreements pay the Company a floating interest rate based on the three-month London Interbank Offered Rate (“LIBOR”), for which measurement and settlement is performed quarterly. The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments as of June 30, 2007 to be a receivable of approximately $2.0 million. The fair value of the interest swap agreements is estimated by obtaining quotations from the financial institutions that are parties to the Company’s swap agreements. The fair value is an estimate of the net amount that the Company would receive on June 30, 2007, if the agreements were transferred to other parties or cancelled by the Company.

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

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements, any gains or losses would be amortized over the respective lives of the underlying debt or recognized currently if the debt is terminated earlier than initially anticipated.

7.	LONG-TERM DEBT:

Long-term debt consists of the following:

	June 30,	December 31,
	2007	2006
	(In thousands)

8 7/8% senior subordinated notes	$300,000	$300,000
6 3/8% senior subordinated notes	200,000	200,000
Credit facilities	437,500	437,500
Capital lease obligations	—	27

Total long-term debt	937,500	937,527
Less: current portion	(15,000)	(7,513)

Long term debt, net of current portion	$922,500	$930,014

Credit Facilities

In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). The agreement was amended in April 2006 to modify certain financial covenants. The term of the Credit Agreement is seven years and the total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions of the Credit Agreement including but not limited to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, direct and indirect investments permitted under the Credit Agreement, and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to December 31, 2007, and no less than 2.25 to 1.00 from January 1, 2008 to December 31, 2008, and no less than 2.50 to 1.00 from January 1, 2009 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.00 to 1.00 beginning April 1, 2006 to December 31, 2007, and no greater than 6.00 to 1.00 beginning January 1, 2008 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the Credit Agreement in June 2005, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. We were unable to meet the interest and leverage ratio covenants of 1.90 to 1.00 and 7.00 to 1.00, respectively, at June 30, 2007 and have received a waiver from compliance with the interest and leverage ratio covenants in the Credit Agreement until September 15, 2007.

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

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum principal payments of long-term debt as of June 30, 2007 are as follows:

	Senior
	Subordinated	Credit
	Notes	Facilities
	(In thousands)

July — December, 2007	$—	$7,500
2008	—	37,500
2009	—	67,500
2010	—	75,000
2011	300,000	75,000
2012 and thereafter	200,000	175,000

Total long-term debt	$500,000	$437,500

8.	INCOME TAXES:

The effective tax rate for continuing operations for the six month period ended June 30, 2007 was 55.7%. This rate is higher than the statutory tax rate due to lower pretax book income, which is adversely impacted by the permanent differences between income subject to tax for book purposes versus tax purposes and the tax impact of discrete items during the six months ended June 30, 2007. These discrete items include the tax impact of impairment charges and the tax impact of cancellation of non-qualified stock options, partially offset by the current year benefit of the reversal of state tax reserves due to expired statutes and the cumulative impact of a change in the tax treatment for Section 162(m) based on the amended proxy disclosure rules. As of June 30, 2007, the Company’s annual effective tax rate is projected at 51.1%, which is impacted by the permanent differences between income subject to tax for book purposes versus tax purposes, the cumulative impact of Section 162(m) adjustments and the tax impact of impairment charges.

The Company adopted SFAS No. 123(R), “Share Based Payment” as of January 1, 2006 and incorporated the tax impact into its effective tax rate above. This has increased the expected effective tax rate for 2007 in comparison with prior years due to the unfavorable tax treatment of the Company’s book compensation expense for incentive stock options.

We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we recorded a $923,000 increase in the net liability for unrecognized tax positions, which was recorded as an adjustment to the opening balance of accumulated deficit on January 1, 2007. On the adoption date, we had approximately $4.9 million of unrecognized tax benefits, of which approximately $3.3 million would affect our effective tax rate if recognized. The total amount of unrecognized tax benefits as of June 30, 2007 was approximately $4.9 million. The Company estimates the possible change prior to June 30, 2008 to be a decrease in the amount of unrecognized tax benefits of approximately $0 to $200,000 due to closed statutes in states where amortization liability exists.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN No. 48. Our consolidated statement of operations for the three and six month periods ended June 30, 2007 and our consolidated balance sheet as of that date include interest expense of $10,000 and $(26,000) and accrued interest of $54,000, respectively.

As of January 1, 2007, the Company was not currently under audit in any jurisdiction for federal or state income tax purposes. However, the Company’s open tax years for United States federal income tax examinations include the tax years ended December 31, 2004 through 2006. In addition, the Company’s open tax years for state and local income tax examinations include the tax years ended December 31, 2002 through 2006.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	STOCKHOLDERS’ EQUITY:

Stock Option and Restricted Stock Grant Plan

Radio One may issue up to 10,816,198 shares of Class D Common Stock under the Company’s Stock Option and Restricted Stock Grant Plan (“Plan”). At inception of the Plan, the Company’s board of directors authorized 1,408,099 shares of Class A common stock to be issuable under this plan. As of June 30, 2007, 6,346,067 shares were available for grant. The options are exercisable in installments determined by the compensation committee of the Company’s board of directors at the time of grant. The options expire as determined by the compensation committee, but no later than ten years from the date of the grant. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock.

The Company uses the Black-Scholes (“BSM”) valuation model to calculate the fair value of stock-based awards. The BSM incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the preceding three years. The expected life is based on historical exercise patterns and post-vesting termination behavior within each of the four groups identified by the Company. The interest rate for periods within the expected life of the award is based on the United States Treasury yield curve in effect at the time of grant.

The Company did not grant any options during the three months ended June 30, 2007. The Company granted 30,000 stock options during the three months ended June 30, 2006. The Company granted 100,000 and 42,500 stock options for the six months ended June 30, 2007 and 2006, respectively. The per share weighted-average fair values of options granted during the three months ended June 30, 2006 was $4.31. The per share weighted-average fair values of options granted during the six months ended June 30, 2007 and 2006 was $3.94 and $4.66, respectively. These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Average risk-free interest rate	—	5.03%	4.81%	4.82%
Expected dividend yield	—	0.00%	0.00%	0.00%
Expected lives	—	7.7 years	7.7 years	7.7 years
Expected volatility	—	40.00%	40.00%	40.00%

Transactions and other information relating to the stock options for the period ended June 30, 2007 are summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			In years

Balance as of December 31, 2006	5,876,000	$14.49
Granted	100,000	7.50	—
Exercised	—	—	—
Forfeited, Cancelled	1,099,000	14.33	—

Balance as of June 30, 2007	4,877,000	14.41	6.53	—

Vested and expected to vest as of June 30, 2007	4,534,000	14.41	6.53	—
Unvested as of June 30, 2007	896,000	12.99	7.98	—
Exercisable as of June 30, 2007	3,981,000	14.73	6.18	—

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing price on the last day of trading during the three months ended June 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s stock. The number of options that vested during the three and six months ended June 30, 2007 were 9,083 and 58,086, respectively.

As of June 30, 2007, approximately $4.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately two years. The stock option weighted-average fair value per share was $7.50 at June 30, 2007.

The Company granted 68,000 restricted stock grants during the three month period ended June 30, 2007. The Company granted 148,500 restricted stock grants during the six month period ended June 30, 2007.

Transactions and other information relating to restricted stock grants for the period ended June 30, 2007 are summarized below:

		Weighted-
	Number of	Average
	Restricted	Fair Value at
	Shares(1)	Grant Date

Unvested as of December 31, 2006	16,500	$19.71
Granted	148,500	7.42
Vested	—	—
Forfeited, Cancelled, Expired	—	—

Unvested as of June 30, 2007	165,000	$8.65

(1)	The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant.

As of June 30, 2007, approximately $1.0 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over a weighted-average period of three years.

10.	CONTRACT TERMINATION:

In connection with the termination in 2005 of the Company’s sales representation agreements with Interep National Radio Sales, Inc. (“Interep”), and its new agreement with Katz Communications, Inc. (“Katz”), as the Company’s sole national sales representative, Katz paid the Company $3.4 million as an inducement to enter into the new agreements and agreed to pay Interep approximately $5.3 million to satisfy the Company’s termination obligations. The Company is amortizing both over the four-year life of the new Katz agreements as a reduction to selling, general and administrative expense. As of June 30, 2007, approximately $2.5 million of the deferred termination obligation and inducement amount is reflected in other long-term liabilities on the accompanying consolidated balance sheets, and approximately $2.2 million is reflected in other current liabilities.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	RELATED PARTY TRANSACTION AND SUBSEQUENT EVENT:

In July 2007, the Company acquired the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area from Blue Chip Communications, Inc. (“Blue Chip”) for approximately $2.6 million in seller financing. The financing is a 5.1% interest bearing loan payable monthly through July 2008. Blue Chip is owned by L. Ross Love, a former member of the Company’s board of directors. The transaction was approved by a special committee of independent directors appointed by the board of directors. Additionally, the Company retained an independent valuation firm to provide a fair value appraisal of the station. The station was consolidated with the Company’s existing Cincinnati operations under a LMA from 2001 until the closing.

12.	SUBSEQUENT EVENT:

WLRX-FM Disposition

In August 2007, the Company entered into an agreement to sell the assets of radio station WLRX-FM in the Louisville metropolitan area to WAY FM Media Group, Inc. for approximately $1.0 million in cash. The assets and liabilities of this station will be classified and reflected as discontinued operations beginning in August 2007. At that time, the results of operations for the quarterly and year-to-date periods going forward for 2007 and 2006 will be reflected as discontinued operations in the consolidated financial statements. The Company expects to complete this transaction during the fourth quarter of 2007, subject to necessary regulatory approvals.

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company’s restricted subsidiaries (“Subsidiary Guarantors”) have fully and unconditionally guaranteed the Company’s 8 7/8% senior subordinated notes due 2011, the 6 3/8% senior subordinated notes due 2013 and the Company’s obligations under the Credit Agreement.

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of June 30, 2007 and 2006 and for the three and six-month periods then ended. Also included is the consolidating balance sheet for the Company and the Subsidiary Guarantors as of December 31, 2006. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET BROADCAST REVENUE	$41,127	$45,009	$—	$86,136

OPERATING EXPENSES:
Programming and technical	8,488	11,110	—	19,598
Selling, general and administrative	14,405	14,220	—	28,625
Corporate selling, general and administrative	—	8,376	—	8,376
Depreciation and amortization	1,447	2,423	—	3,870
Impairment of long-lived assets	15,901	—	—	15,901

Total operating expenses	40,241	36,129	—	76,370

Operating income	886	8,880	—	9,766
INTEREST INCOME	—	294	—	294
INTEREST EXPENSE	—	18,577	—	18,577
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	4,271	—	4,271

Income/(loss) before benefit from income taxes, minority interest in income of subsidiaries and discontinued operations	886	(13,674)	—	(12,788)
BENEFIT FROM INCOME TAXES	—	(6,882)	—	(6,882)
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	919	—	919

Net income/(loss) before equity in income of subsidiaries and discontinued operations	886	(7,711)	—	(6,825)
EQUITY IN INCOME OF SUBSIDIARIES	—	1,457	(1,457)	—

Net income/(loss) from continuing operations	886	(6,254)	(1,457)	(6,825)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	571	—	—	571

Net income/(loss)	$1,457	$(6,254)	$(1,457)	$(6,254)

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME
FOR THE THREE MONTHS ENDED JUNE 30, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET BROADCAST REVENUE	$40,530	$50,893	$—	$91,423

OPERATING EXPENSES:
Programming and technical	7,066	11,979	—	19,045
Selling, general and administrative	13,376	14,792	—	28,168
Corporate selling, general and administrative	—	7,496	—	7,496
Depreciation and amortization	1,277	2,160	—	3,437

Total operating expenses	21,719	36,427	—	58,146

Operating income	18,811	14,466	—	33,277
INTEREST INCOME	—	204	—	204
INTEREST EXPENSE	—	18,060	—	18,060
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	453	—	453
OTHER INCOME, net	10	—	—	10

Income/(loss) before provision for income taxes, minority interest in income of subsidiaries and discontinued operations	18,821	(3,843)	—	14,978
PROVISION FOR INCOME TAXES	—	7,167	—	7,167
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	364	—	364

Net income/(loss) before equity in income of subsidiaries and discontinued operations	18,821	(11,374)	—	7,447
EQUITY IN INCOME OF SUBSIDIARIES	—	19,478	(19,478)	—

Net income from continuing operations	18,821	8,104	(19,478)	7,447
INCOME FROM DISCONTINUED OPERATIONS, net of tax	657	—	—	657

Net income	$19,478	$8,104	$(19,478)	$8,104

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET BROADCAST REVENUE	$77,094	$86,258	$—	$163,352

OPERATING EXPENSES:
Programming and technical	14,499	24,862	—	39,361
Selling, general and administrative	27,313	27,276	—	54,589
Corporate selling, general and administrative	—	16,218	—	16,218
Depreciation and amortization	2,980	4,813	—	7,793
Impairment of long-lived assets	15,901	—	—	15,901

Total operating expenses	60,693	73,169	—	133,862

Operating income	16,401	13,089	—	29,490
INTEREST INCOME	—	560	—	560
INTEREST EXPENSE	—	36,645	—	36,645
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	4,763	—	4,763
OTHER EXPENSE, net	—	8	—	8

Income/(loss) before benefit from income taxes, minority interest in income of subsidiaries and discontinued operations	16,401	(27,767)	—	(11,366)
BENEFIT FROM INCOME TAXES	—	(6,332)	—	(6,332)
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	1,825	—	1,825

Net income/(loss) before equity in income of subsidiaries and discontinued operations	16,401	(23,260)	—	(6,859)
EQUITY IN INCOME OF SUBSIDIARIES	—	17,751	(17,751)	—

Net income/(loss) from continuing operations	16,401	(5,509)	(17,751)	(6,859)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	1,350	—	—	1,350

Net income/(loss)	$17,751	$(5,509)	$(17,751)	$(5,509)

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF INCOME
FOR THE SIX MONTHS ENDED JUNE 30, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

NET BROADCAST REVENUE	$73,702	$94,718	$—	$168,420

OPERATING EXPENSES:
Programming and technical	13,435	23,943	—	37,378
Selling, general and administrative	25,700	27,912	—	53,612
Corporate selling, general and administrative	—	14,825	—	14,825
Depreciation and amortization	2,881	4,497	—	7,378

Total operating expenses	42,016	71,177	—	113,193

Operating income	31,686	23,541	—	55,227
INTEREST INCOME	—	541	—	541
INTEREST EXPENSE	—	35,346	—	35,346
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	934	—	934
OTHER INCOME/(EXPENSE), net	10	(275)	—	(265)

Income/(loss) before provision for income taxes, minority interest in income of subsidiaries and discontinued operations	31,696	(12,473)	—	19,223
PROVISION FOR INCOME TAXES	—	8,690	—	8,690
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	1,038	—	1,038

Net income/(loss) before equity in income of subsidiaries and discontinued operations	31,696	(22,201)	—	9,495
EQUITY IN INCOME OF SUBSIDIARIES	—	32,898	(32,898)	—

Net income from continuing operations	31,696	10,697	(32,898)	9,495
INCOME FROM DISCONTINUED OPERATIONS, net of tax	1,202	—	—	1,202

Net income	$32,898	$10,697	$(32,898)	$10,697

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2007

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$896	$25,084	$—	$25,980
Trade accounts receivable, net of allowance for doubtful accounts	29,536	30,119	—	59,655
Prepaid expenses and other current assets	2,351	5,169	—	7,520
Deferred income tax asset	2,282	500	—	2,782
Current assets from discontinued operations	4,743	—	—	4,743

Total current assets	39,808	60,872	—	100,680
PROPERTY AND EQUIPMENT, net	25,528	22,027	—	47,555
INTANGIBLE ASSETS, net	1,795,691	67,606	—	1,863,297
INVESTMENT IN SUBSIDIARIES	—	1,915,948	(1,915,948)	—
INVESTMENT IN AFFILIATED COMPANY	—	57,603	—	57,603
OTHER ASSETS	446	11,063		11,509
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	100,212	—	—	100,212

Total assets	$1,961,685	$2,135,119	$(1,915,948)	$2,180,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$613	$3,128	$—	$3,741
Accrued interest	—	18,222	—	18,222
Accrued compensation and related benefits	2,997	16,408	—	19,405
Income taxes payable	—	3,003	—	3,003
Other current liabilities	2,061	14,499	—	16,560
Current portion of long-term debt	—	15,000	—	15,000
Current liabilities from discontinued operations	1,122	—	—	1,122

Total current liabilities	6,793	70,260	—	77,053
LONG-TERM DEBT, net of current portion	—	922,500	—	922,500
OTHER LONG-TERM LIABILITIES	2,006	4,972	—	6,978
DEFERRED INCOME TAX LIABILITY	36,886	121,766	—	158,652
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	52	—	—	52

Total liabilities	45,737	1,119,498	—	1,165,235

MINORITY INTEREST IN SUBSIDIARIES	—	1,805	—	1,805
STOCKHOLDERS’ EQUITY:
Common stock	—	99	—	99
Accumulated other comprehensive income	—	1,133	—	1,133
Stock subscriptions receivable	—	(1,681)	—	(1,681)
Additional paid-in capital	1,131,724	1,042,883	(1,131,724)	1,042,883
Retained earnings (accumulated deficit)	784,224	(28,618)	(784,224)	(28,618)

Total stockholders’ equity	1,915,948	1,013,816	(1,915,948)	1,013,816

Total liabilities and stockholders’ equity	$1,961,685	$2,135,119	$(1,915,948)	$2,180,856

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$884	$31,522	$—	$32,406
Trade accounts receivable, net of allowance for doubtful accounts	27,847	29,654	—	57,501
Prepaid expenses and other current assets	1,552	4,223	—	5,775
Income tax receivable	—	1,296	—	1,296
Deferred income tax asset	2,282	574	—	2,856
Current assets from discontinued operations	3,775	303	—	4,078

Total current assets	36,340	67,572	—	103,912
PROPERTY AND EQUIPMENT, net	26,843	22,161	—	49,004
INTANGIBLE ASSETS, net	1,811,126	70,650	—	1,881,776
INVESTMENT IN SUBSIDIARIES	—	1,929,896	(1,929,896)	—
INVESTMENT IN AFFILIATED COMPANY	—	51,711	—	51,711
OTHER ASSETS	697	6,129	—	6,826
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	101,929	52	—	101,981

Total assets	$1,976,935	$2,148,171	$(1,929,896)	$2,195,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,398	$7,620	$—	$10,018
Accrued interest	—	19,273	—	19,273
Accrued compensation and related benefits	2,689	15,564	—	18,253
Income taxes payable	—	2,465	—	2,465
Other current liabilities	1,783	11,849	—	13,632
Current portion of long-term debt	—	7,513	—	7,513
Current liabilities from discontinued operations	1,153	—	—	1,153

Total current liabilities	8,023	64,284	—	72,307
LONG-TERM DEBT, net of current portion	—	930,014	—	930,014
OTHER LONG-TERM LIABILITIES	2,112	6,840	—	8,952
DEFERRED INCOME TAX LIABILITY	36,886	128,730	—	165,616
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	18	56	—	74

Total liabilities	47,039	1,129,924	—	1,176,963

MINORITY INTEREST IN SUBSIDIARIES	—	(20)	—	(20)
STOCKHOLDERS’ EQUITY:
Common stock	—	99	—	99
Accumulated other comprehensive income	—	967	—	967
Stock subscriptions receivable	—	(1,642)	—	(1,642)
Additional paid-in capital	1,110,005	1,041,029	(1,110,005)	1,041,029
Retained earnings (accumulated deficit)	819,891	(22,186)	(819,891)	(22,186)

Total stockholders’ equity	1,929,896	1,018,267	(1,929,896)	1,018,267

Total liabilities and stockholders’ equity	$1,976,935	$2,148,171	$(1,929,896)	$2,195,210

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$17,751	$(5,509)	$(17,751)	$(5,509)
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,571	4,222	—	7,793
Amortization of debt financing costs	—	1,069	—	1,069
Amortization of production content	—	332	—	332
Deferred income taxes	—	(6,983)	—	(6,983)
Long-lived asset impairment	15,901	—	—	15,901
Equity in net loss of affiliated company	—	4,763	—	4,763
Minority interest in income of subsidiaries	—	1,825	—	1,825
Stock-based compensation and other non-cash compensation	655	1,570	—	2,225
Amortization of contract inducement and termination fee	(1,036)	—	—	(1,036)
Effect of change in operating assets and liabilities, net of assets acquired:			—
Trade accounts receivable	(1,837)	(317)	—	(2,154)
Prepaid expenses and other current assets	(356)	(1,493)	—	(1,849)
Income tax receivable	—	1,296	—	1,296
Other assets	2	(2,316)	—	(2,314)
Due to corporate/from subsidiaries	(34,392)	34,392	—	—
Accounts payable	(230)	(6,047)	—	(6,277)
Accrued interest	—	(31)	—	(31)
Accrued compensation and related benefits	(534)	109	—	(425)
Income taxes payable	—	538	—	538
Other current liabilities	216	2,816	—	3,032
Other long-term liabilities	(119)	(516)	—	(635)
Net cash from operating activities of discontinued operations	420	—	—	420

Net cash flows from operating activities	12	29,720	(17,751)	11,981

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3,879)	—	(3,879)
Equity investments	—	(10,714)	—	(10,714)
Investment in subsidiaries	—	(17,751)	17,751	—
Purchase of other intangible assets	—	(80)	—	(80)
Deposits for station equipment and purchases	—	(3,668)	—	(3,668)

Net cash flows (used in) investing activities	—	(36,092)	17,751	(18,341)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(27)	—	(27)
Change in interest due on stock subscriptions receivable	—	(39)	—	(39)

Net cash flows (used in) financing activities	—	(66)	—	(66)

(DECREASE) IN CASH AND CASH EQUIVALENTS	12	(6,438)	—	(6,426)
CASH AND CASH EQUIVALENTS, beginning of period	884	31,522	—	32,406

CASH AND CASH EQUIVALENTS, end of period	$896	$25,084	$—	$25,980

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$32,898	$10,697	$(32,898)	$10,697
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	2,881	4,497	—	7,378
Amortization of debt financing costs	—	1,044	—	1,044
Amortization of production content	—	2,108	—	2,108
Deferred income taxes	—	7,572	—	7,572
Loss on write-down of investment	—	270	—	270
Equity in net losses of affiliated company	—	934	—	934
Minority interest in income of subsidiaries	—	1,038	—	1,038
Stock-based compensation and other non-cash compensation	921	2,301	—	3,222
Amortization of contract inducement and termination fee	(460)	(566)	—	(1,026)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	2,904	(8,265)	—	(5,361)
Prepaid expenses and other current assets	(861)	(1,102)	—	(1,963)
Income tax receivable	—	(87)	—	(87)
Due to corporate/from subsidiaries	(41,152)	41,152	—	—
Accounts payable	(364)	252	—	(112)
Accrued interest	—	264	—	264
Accrued compensation and related benefits	255	(2,568)	—	(2,313)
Income taxes payable	—	(679)	—	(679)
Other liabilities	1,915	3,154	—	5,069
Net cash used in operating activities from discontinued operations	706	(0)	—	706

Net cash flows (used in) from operating activities	(357)	62,016	(32,898)	28,761

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,699)	(3,799)	—	(5,498)
Equity investments	—	(9,745)	—	(9,745)
Acquisitions	—	(20,008)	—	(20,008)
Investment in subsidiaries	—	(32,898)	32,898	—
Purchase of other intangible assets	—	(234)	—	(234)
Deposits for station purchases	—	(2,000)	—	(2,000)
Net cash used in investing activities from discontinued operations	(769)	(0)	—	(769)

Net cash flows (used in) investing activities	(2,468)	(68,684)	32,898	(38,254)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(20)	—	—	(20)
Proceeds from exercise of stock options	—	52	—	52
Change in interest due on stock subscription receivable	—	(37)	—	(37)
Proceeds from credit facility	—	12,000	—	12,000
Payment to minority interest shareholders	—	(2,940)	—	(2,940)

Net cash flows (used in) from financing activities	(20)	9,075	—	9,055

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,845)	2,407	—	(438)
CASH AND CASH EQUIVALENTS, beginning of period	794	18,287	—	19,081

CASH AND CASH EQUIVALENTS, end of period	$(2,051)	$20,694	$—	$18,643

The accompanying notes are an integral part of this consolidating financial statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During the three and six months ended June 30, 2007, approximately 63% and 61% of our net revenue was generated from local advertising and approximately 35% and 36% was generated from national advertising, including network advertising. In comparison, during the three and six months ended June 30, 2006, approximately 62% and 60% of our net revenue was generated from local advertising and approximately 36% and 37% was generated from national spot advertising, including network advertising. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

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

(b) Station operating income:  Net (loss)/income before depreciation and amortization, income taxes, interest income, interest expense, equity in loss of affiliated company, minority interest in income of subsidiaries, impairment of long-lived assets, other income/expense, corporate expenses, non-cash and stock-based compensation expenses, and income from discontinued operations, net of tax is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets because station operating income provides helpful information about our results of operations, apart from expenses associated with our physical plant, income taxes provision, investments, debt financings, overhead and non-cash compensation. Station operating income is frequently used as one of the bases for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2007	2006	2007	2006
	(In thousands, except margin data)		(In thousands, except margin data)

Net broadcast revenue	$86,136	$91,423	$163,352	$168,420
Station operating income	38,462	44,778	70,513	78,964
Station operating income margin	44.7%	49.0%	43.2%	46.9%
Net (loss)/income	$(6,254)	$8,104	$(5,509)	$10,697

The reconciliation of net income to station operating income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Net (loss)/income as reported	$(6,254)	$8,104	$(5,509)	$10,697
Add back non-station operating income items included in net income:
Interest income	(294)	(204)	(560)	(541)
Interest expense	18,577	18,060	36,645	35,346
(Benefit)/provision for income taxes	(6,882)	7,167	(6,332)	8,690
Corporate selling, general and administrative, excluding non-cash and stock-based compensation	7,810	6,299	15,104	12,969
Non-cash compensation	301	394	557	675
Stock-based compensation	814	1,371	1,668	2,715
Equity in loss of affiliated company	4,271	453	4,763	934
Other (income)/expense, net	—	(10)	8	265
Depreciation and amortization	3,870	3,437	7,793	7,378
Minority interest in income of subsidiaries	919	364	1,825	1,038
Impairment of long-lived assets	15,901	—	15,901	—
Income from discontinued operations, net of tax	(571)	(657)	(1,350)	(1,202)

Station operating income	$38,462	$44,778	$70,513	$78,964

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
(In thousands)

	Three Months Ended
	June 30,
	2007	2006	Increase/(Decrease)
	(Unaudited)	(Unaudited)

Statements of Income:
Net broadcast revenue	$86,136	$91,423	$(5,287)	(5.8)%
Operating expenses:
Programming and technical, excluding non-cash and stock-based compensation	19,469	18,698	771	4.1
Selling, general and administrative, excluding non-cash and stock-based compensation	28,205	27,947	258	0.9
Corporate selling, general and administrative, excluding non-cash and stock-based compensation	7,810	6,299	1,511	24.0
Non-cash compensation	301	394	(93)	(23.6)
Stock-based compensation	814	1,371	(557)	(40.6)
Depreciation and amortization	3,870	3,437	433	12.6
Impairment of long-lived assets	15,901	—	15,901	—

Total operating expenses	76,370	58,146	18,224	31.3

Operating income	9,766	33,277	(23,511)	(70.7)
Interest income	294	204	90	44.1
Interest expense	18,577	18,060	517	2.9
Equity in loss of affiliated company	4,271	453	3,818	842.8
Other income, net	—	10	(10)	(100.0)

(Loss)/income before (benefit)/provision for income taxes, minority interest in income of subsidiaries and discontinued operations	(12,788)	14,978	(27,766)	(185.4)
(Benefit)/provision for income taxes	(6,882)	7,167	(14,049)	(196.0)
Minority interest in income of subsidiaries	919	364	555	152.5

Net (loss)/income from continuing operations	(6,825)	7,447	(14,272)	(191.7)
Income from discontinued operations, net of tax	571	657	(86)	(13.1)

Net (loss)/income	$(6,254)	$8,104	$(14,358)	(177.2)%

Net broadcast revenue

Three Months Ended June 30,
2007	2006	Increase/(Decrease)

$86,136	$91,423	$(5,287)	(5.8)%

During the three months ended June 30, 2007, we recognized approximately $86.1 million in net broadcast revenue compared to approximately $91.4 million during the same period in 2006. These amounts are net of agency and outside sales representative commissions, which were approximately $10.3 million during the three months ended 2007, compared to approximately $11.2 million during the same period in 2006. The decrease in net broadcast revenue was due primarily to a significant decline in net broadcast revenue from our Los Angeles station, a decline in Reach Media’s net revenue associated with advertising for the Tom Joyner television series which ended September 2006, and a decline in overall radio industry revenue in the markets in which we operate. These declines were slightly offset by increased net revenue resulting from the consolidation of the April through June 2007 operating results of Giant Magazine, which was acquired in December 2006. Excluding the operating results of Giant Magazine, our net broadcast revenue declined 6.1% for the three months ended June 30, 2007, compared to the same period in 2006.

Operating Expenses

Programming and technical, excluding non-cash and stock-based compensation

Three Months Ended June 30,
2007	2006	Increase/(Decrease)

$19,469	$18,698	$771	4.1%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of our programming on our radio stations. Programming and technical expenses also include expenses associated with our research activities and music royalties. The increase in programming and technical expenses during the three months ended June 30, 2007 was due primarily to the consolidation of the April through June 2007 operating results of Giant Magazine, which was acquired in December 2006, and increases in on-air talent, research, music royalties, and travel expenses. Increased programming and technical expenses also resulted from expenses associated with two recently acquired and operated stations. These increased programming and technical expenses were partially offset by a reduction in television production costs associated with the Tom Joyner television series, which ended September 2006. Excluding the operating results of Giant Magazine, programming and technical expenses were unchanged for the three months ended June 30, 2007, compared to the same period in 2006.

Selling, general and administrative, excluding non-cash and stock-based compensation

Three Months Ended June 30,
2007	2006	Increase/(Decrease)

$28,205	$27,947	$258	0.9%

Selling, general and administrative expenses include expenses associated with our sales departments, offices, facilities and personnel (outside of our corporate headquarters), marketing expenses, back office expenses, and the advertising traffic (scheduling and insertion) functions. The increase in selling, general and administrative expenses during the three months ended June 30, 2007, was due to the consolidation of the April through June 2007 operating results of Giant Magazine, which was acquired in December 2006, increased compensation expense and additional expenses associated with two recently acquired and operated stations. These increases were partially offset by decreased marketing and promotional spending. Excluding the operating results of Giant Magazine, selling, general and administrative expenses decreased 1.2% for the three months ended June 30, 2007, compared to the same period in 2006.

Corporate selling, general and administrative, excluding non-cash and stock-based compensation

Three Months Ended June 30,
2007	2006	Increase/(Decrease)

$7,810	$6,299	$1,511	24.0%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The increase in corporate expenses during the three months ended June 30, 2007 resulted primarily from additional legal and professional fees associated with the investigation of our past stock option grant practices, and to a lesser extent, increased compensation, contract labor and facilities expenses. These additional expenses were partially offset by a significant reduction in severance expenses. Excluding the legal and professional fees associated with the stock option grant investigation, corporate selling, general and administrative expenses decreased 2.4% for the three months ended June 30, 2007, compared to the same period in 2006.

Non-cash compensation

Three Months Ended June 30,
2007	2006	Increase/(Decrease)

$301	$394	$(93)	(23.6)%

Non-cash compensation consists of expenses associated with certain officer retention bonuses. The decrease in non-cash compensation resulted from lower expenses associated with officer retention bonuses.

Stock-based compensation

Three Months Ended June 30,
2007	2006	Increase/(Decrease)

$814	$1,371	$(557)	(40.6)%

Stock-based compensation consists of expenses associated with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for awards expected to vest. Stock based compensation also includes expenses associated with restricted stock grants. The decrease in stock-based compensation for the three months ended June 30, 2007 was primarily due to the completion of the vesting period for certain stock option grants.

Depreciation and amortization

Three Months Ended June 30,
2007	2006	Increase/(Decrease)

$3,870	$3,437	$433	12.6%

The increase in depreciation and amortization for the three months ended June 30, 2007 was primarily due to an increase in amortization for the WMOJ-FM intellectual property acquisition made in September 2006 and an increase in depreciation for capital expenditures made since June 30, 2006.

Impairment of long-lived assets

Three Months Ended June 30,
2007	2006	Increase/(Decrease)

$15,901	$—	$15,901	—

The increase in impairment of long-lived assets for the three months ended June 30, 2007 was related to a one-time charge for the impairment of goodwill and radio broadcasting licenses in various markets.

Interest income

Three Months Ended June 30,
2007	2006	Increase/(Decrease)

$294	$204	$90	44.1%

The increase in interest income for the three months ended June 30, 2007 is primarily due to higher average cash balances, cash equivalents and short-term investments and to fluctuations in interest rates.

Interest expense

Three Months Ended June 30,
2007	2006	Increase/(Decrease)

$18,577	$18,060	$517	2.9%

The increase in interest expense during the three months ended June 30, 2007 resulted primarily from fees associated with the operation of WPRS-FM (formerly WXGG-FM) pursuant to a local marketing agreement (LMA). The increase also resulted from higher market interest rates on the variable portion of our debt, which was partially offset by interest savings from debt pay downs made since June 30, 2006, resulting in lower over all net borrowings as of June 30, 2007.

Equity in loss of affiliated company

Three Months Ended June 30,
2007	2006	Increase/(Decrease)

$4,271	$453	$3,818	842.8%

The approximate $1.5 million increase in equity in loss of affiliated company during the three months ended June 30, 2007 is primarily attributable to a step-up in our percentage share of TV One’s losses related to TV One’s current capital structure.

(Benefit)/provision for income taxes

Three Months Ended June 30,
2007	2006	Increase/(Decrease)

$(6,882)	$7,167	$(14,049)	(196.0)%

The decrease in the provision for income taxes in comparison to the same period in 2006 was due primarily to a decrease in pre-tax income and loss for the quarter in addition to certain discrete items for the three months ended June 30, 2007. The discrete items related to the tax impact of impairment charges, cancellation of stock options and cumulative impact of Code Sec 162(m) adjustments. For the quarter ended June 30, 2007, our effective tax rate was 53.8%. As of June 30, 2007 the annual effective tax rate is projected at 51.1%, which is impacted by the permanent differences between income subject to tax for tax purposes versus book purposes, the cumulative impact of Code Sec 162(m) adjustments and the tax impact of impairments.

Minority interest in income of subsidiaries

Three Months Ended June 30,
2007	2006	Increase/(Decrease)

$919	$364	$555	152.5%

The increase in minority interest in income of subsidiaries is due primarily to a decrease in the net loss of certain consolidated entities for the three months ended June 30, 2007, compared to the same period in 2006.

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
(In thousands)

	Six Months Ended
	June 30,
	2007	2006	Increase/(Decrease)
	(Unaudited)	(Unaudited)

Statements of Income:
Net broadcast revenue	$163,352	$168,420	$(5,068)	(3.0)%
Operating expenses:
Programming and technical, excluding non-cash and stock-based compensation	39,093	37,059	2,034	5.5
Selling, general and administrative, excluding non-cash and stock-based compensation	53,746	52,397	1,349	2.6
Corporate selling, general and administrative, excluding non-cash and stock-based compensation	15,104	12,969	2,135	16.5
Non-cash compensation	557	675	(118)	(17.5)
Stock-based compensation	1,668	2,715	(1,047)	(38.6)
Depreciation and amortization	7,793	7,378	415	5.6
Impairment of long-lived assets	15,901	—	15,901	—

Total operating expenses	133,862	113,193	20,669	18.3

Operating income	29,490	55,227	(25,737)	(46.6)
Interest income	560	541	19	3.5
Interest expense	36,645	35,346	1,299	3.7
Equity in loss of affiliated company	4,763	934	3,829	410.0
Other expense, net	8	265	(257)	(97.0)

(Loss)/Income before provision for income taxes, minority interest in income of subsidiaries and discontinued operations	(11,366)	19,223	(30,589)	(159.1)
(Benefit)/Provision for income taxes	(6,332)	8,690	(15,022)	(172.9)
Minority interest in income of subsidiaries	1,825	1,038	787	75.8

Net (loss)/income from continuing operations	(6,859)	9,495	(16,354)	(172.2)
Income from discontinued operations, net of tax	1,350	1,202	148	(12.3)

Net (loss)/income	$(5,509)	$10,697	$(16,206)	(151.5)%

Net broadcast revenue

Six Months Ended June 30,
2007	2006	Increase/(Decrease)

$163,352	$168,420	$(5,068)	(3.0)%

During the six months ended June 30, 2007, we recognized approximately $163.4 million in net broadcast revenue compared to approximately $168.4 million during the same period in 2006. These amounts are net of agency and outside sales representative commissions, which were approximately $18.9 million during the six months ended 2007, compared to approximately $20.4 million during the same period in 2006. The decrease in net broadcast revenue was due primarily to a significant decline in net broadcast revenue from our Los Angeles station, a decline in Reach Media’s net revenue associated with advertising for the Tom Joyner television series which ended September 2006, and a decline in overall radio industry revenue in the markets in which we operate. These declines were slightly offset by increased net revenue resulting from the consolidation of the January through June 2007 operating results of Giant Magazine, which was acquired in December 2006. Excluding the operating results of Giant Magazine, our net broadcast revenue declined 4.0% for the six months ended June 30, 2007, compared to the same period in 2006.

Operating Expenses

Programming and technical, excluding non-cash and stock-based compensation

Six Months Ended June 30,
2007	2006	Increase/(Decrease)

$39,093	$37,059	$2,034	5.5%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of our programming on our radio stations. Programming and technical expenses also include expenses associated with our research activities and music royalties. The increase in programming and technical expenses during the six months ended June 30, 2007 was due primarily to the consolidation of the January through June 2007 operating results of Giant Magazine, which was acquired in December 2006, and increases in on-air talent, research, music royalties, and tower expenses. Increased programming and technical expenses also resulted from expenses associated with two recently acquired and operated stations. These increased programming and technical expenses were partially offset by a reduction in television production costs associated with the Tom Joyner television series, which ended September 2006. Excluding the operating results of Giant Magazine, programming and technical expenses increased .6% for the six months ended June 30, 2007, compared to the same period in 2006.

Selling, general and administrative, excluding non-cash and stock-based compensation

Six Months Ended June 30,
2007	2006	Increase/(Decrease)

$53,746	$52,397	$1,349	2.6%

Selling, general and administrative expenses include expenses associated with our sales departments, offices, facilities and personnel (outside of our corporate headquarters), marketing expenses, back office expenses, and the advertising traffic (scheduling and insertion) functions. The increase in selling, general and administrative expenses during the six months ended June 30, 2007, was due primarily to the consolidation of the January through June 2007 operating results of Giant Magazine, which was acquired in late December of 2006, increased events spending and additional expenses associated with two recently acquired and operated stations. Excluding the operating results of Giant Magazine, selling, general and administrative expenses increased .7% for the six months ended June 30, 2007, compared to the same period in 2006.

Corporate selling, general and administrative, excluding non-cash and stock-based compensation

Six Months Ended June 30,
2007	2006	Increase/(Decrease)

$15,104	$12,969	$2,135	16.5%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The increase in corporate expenses during the six months ended June 30, 2007 resulted primarily from additional legal and professional fees associated with the investigation of our past stock option grant practices, and to a lesser extent, increased compensation, contract labor and facilities expenses. These additional expenses were partially offset by a significant reduction in severance expenses. Excluding the legal and professional fees associated with the stock option grant investigation, corporate selling, general and administrative expenses decreased 4.4% for the six months ended June 30, 2007, compared to the same period in 2006.

Non-cash compensation

Six Months Ended June 30,
2007	2006	Increase/(Decrease)

$557	$675	$(118)	(17.5)%

Non-cash compensation consists of expenses associated with certain officer retention bonuses. The decrease in non-cash compensation resulted from lower expenses associated with officer retention bonuses.

Stock-based compensation

Six Months Ended June 30,
2007	2006	Increase/(Decrease)

$1,668	$2,715	$(1,047)	(38.6)%

Stock-based compensation consists of expenses associated with SFAS No. 123(R), “Share-Based Payment,” which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for awards expected to vest. Stock based compensation also includes expenses associated with restricted stock grants. The decrease in stock-based compensation for the six months ended June 30, 2007 was primarily due to the completion of the vesting period for certain stock option grants.

Depreciation and amortization

Six Months Ended June 30,
2007	2006	Increase/(Decrease)

$7,793	$7,378	$415	5.6%

The increase in depreciation and amortization for the six months ended June 30, 2007 was primarily due to an increase in amortization for the WMOJ-FM intellectual property acquisition made in September 2006 and an increase in depreciation for capital expenditures made since June 30, 2006.

Impairment of long-lived assets

Six Months Ended June 30,
2007	2006	Increase/(Decrease)

$15,901	$—	$15,901	—

The increase in impairment of long-lived assets for the six months ended June 30, 2007 was related to a one-time charge for impairment of goodwill and radio broadcasting licenses in various markets.

Interest income

Six Months Ended June 30,
2007	2006	Increase/(Decrease)

$560	$541	$19	3.5%

The increase in interest income for the three months ended June 30, 2007 is primarily due to higher average cash balances, cash equivalents and short-term investments and to fluctuations in interest rates.

Interest expense

Six Months Ended June 30,
2007	2006	Increase/(Decrease)

$36,645	$35,346	$1,299	3.7%

The increase in interest expense resulted primarily from higher market interest rates on the variable portion of our debt, which was partially offset by interest savings from debt pay downs made since June 30, 2006, resulting in lower over all net borrowings as of June 30, 2007. The increase in interest expense also resulted from fees associated with the operation of WPRS-FM (formerly WXGG-FM) pursuant to a LMA, which began in April 2007.

Equity in loss of affiliated company

Six Months Ended June 30,
2007	2006	Increase/(Decrease)

$4,763	$934	$3,829	410.0%

The approximate $2.0 million increase in equity in loss of affiliated company during the six months ended June 30, 2007 is primarily attributable to a step-up in our percentage share of TV One’s losses related to TV One’s current capital structure.

(Benefit)/Provision for income taxes

Six Months Ended June 30,
2007	2006	Increase/(Decrease)

$(6,332)	$8,690	$(15,022)	(172.9)%

The decrease in the provision for income taxes was due primarily to a decrease in the pre-tax income for the six months ended June 30, 2007, compared to the same period in 2006. In addition, this decrease was also impacted by various discrete items on a year-to-date basis, including the tax impact of impairment charges, cancellation of stock options and cumulative impact of Code Sec 162(m) adjustments. Our effective tax rate on a year-to-date basis as of June 30, 2007 was 55.7% compared to 45.2% for the same period in 2006. As of June 30, 2007, our annual effective tax rate is projected at 51.1%, which is impacted by the permanent differences between income subject to tax for book purposes versus tax purposes, the cumulative impact of Code Sec 162(m) adjustments and the tax impact of impairments.

Minority interest in income of subsidiaries

Six Months Ended June 30,
2007	2006	Increase/(Decrease)

$1,825	$1,038	$787	75.8%

The increase in minority interest in income of subsidiaries is due to an increase in Reach Media’s net income and a decrease in the net loss of certain other consolidated entities for the six months ended June 30, 2007, compared to the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, commitments available under our amended and restated credit facilities and other debt or equity financing.

We have a credit agreement with a syndicate of banks (the “Credit Agreement”). The agreement was amended in April 2006 to modify certain financial covenants. The term of the Credit Agreement is seven years and the total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with provisions of the Credit Agreement, including but not limited to financial covenants. We may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, our common stock repurchase program, direct and indirect investments permitted under the Credit Agreement, and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that we must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to December 31, 2007, and no less than 2.25 to 1.00 from January 1, 2008 to December 31, 2008, and no less than 2.50 to 1.00 from January 1, 2009 and thereafter, (b) maintaining a total leverage ratio of no greater than 6.50 to 1.00 from January 1, 2006 to March 31, 2006, and no greater than 7.00 to 1.00 beginning April 1, 2006 to

December 31, 2007, and no greater than 6.00 to 1.00 beginning January 1, 2008 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the Credit Agreement, we borrowed $437.5 million under the Credit Agreement to retire all outstanding obligations under our previous credit agreement. We were unable to meet the interest and leverage ratio covenants of 1.90 to 1.00 and 7.00 to 1.00, respectively, at June 30, 2007 and have received a waiver from compliance with the interest and leverage ratio covenants in the Credit Agreement until September 15, 2007.

As of June 30, 2007, we had approximately $362 million available for borrowing. Taking into consideration the covenants under the Credit Agreement, none of that amount was available to be drawn down. Both the term loan facility and the revolving facility under the Credit Agreement bear interest, at our option, at a rate equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus a spread that ranges from 0.63% to 1.50%, or (ii) the prime rate plus a spread of up to 0.50%. The amount of the spread varies depending on our leverage ratio. We also pay a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the unused commitment of the revolving facility.

Under the Credit Agreement, we are required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of June 30, 2007, we had three swap agreements in place for a total notional amount of $75.0 million, and the periods remaining on these three swap agreements range in duration from 12 to 60 months.

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

The following table summarizes the interest rates in effect with respect to our debt as of June 30, 2007:

	Amount	Applicable
Type of Debt	Outstanding	Interest Rate
	(In millions)

Senior bank term debt (swap matures June 16, 2012)(1)	$25.0	5.97%
Senior bank term debt (swap matures June 16, 2010)(1)	25.0	5.77%
Senior bank term debt (swap matures June 16, 2008)(1)	25.0	5.63%
Senior bank term debt (subject to variable interest rates)(2)	225.0	6.88%
Senior bank revolving debt (subject to variable interest rates)(2)	137.5	6.88%
8 7/8% senior subordinated notes (fixed rate)	300.0	8.88%
6 3/8% senior subordinated notes (fixed rate)	200.0	6.88%

(1)	A total of $75.0 million is subject to fixed rate swap agreements that became effective in June 2005. Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our Credit Agreement. That spread is currently set at 1.50% and is incorporated into the applicable interest rates set forth above.

(2)	Subject to rolling 90-day LIBOR plus a spread currently at 1.50% and incorporated into the applicable interest rate set forth above.

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

The following table provides a comparison of our statements of cash flows for the six months ended June 30, 2007 and 2006:

	2007	2006
	(In thousands)

Net cash flows from operating activities	$11,981	$28,761
Net cash flows used in investing activities	(18,341)	(38,254)
Net cash flows (used in) from financing activities	(66)	9,055

Net cash flows from operating activities were approximately $12.0 million and $28.8 million for the six months ended June 30, 2007 and 2006, respectively. Cash flows from operating activities for the six months ended June 30, 2007 decreased from the prior year due primarily to a decrease in net income of approximately $15.0 million and a decrease in overall working capital.

Net cash flows used in investing activities were approximately $18.3 million and $38.3 million for the six months ended June 30, 2007 and 2006, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $7.5 million for each of the six months ended June 30, 2007 and 2006. We funded approximately $8.5 million and $8.7 million of our investment commitment in TV One for the six months ended June 30, 2007 and 2006, respectively. Also, during the six months ended June 30, 2006, we acquired the assets of WHHL-FM (formerly WRD-FM), a radio station located in the St. Louis metropolitan area for approximately $20.0 million.

Net cash flows used in financing activities were $66,000 for the six months ended June 30, 2007 compared to net cash flows provided from financing activities of approximately $9.1 million for the six months ended June 30, 2006. During the six months ended June 30, 2006, we borrowed approximately $12.0 million from our credit facility and paid approximately $2.9 million in dividends to Reach Media’s minority interest shareholders.

From time to time we consider opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic investments and divestitures. In July 2007, we acquired the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area, for approximately $2.6 million in seller financing. We have been operating WDBZ-AM pursuant to a LMA since August 2001. In April 2007, we entered into an agreement to acquire the assets of WPRS-FM (formerly WXGG-FM), a radio station located in the Washington, DC metropolitan area, for approximately $38.0 million in cash, and a local marketing agreement with Bonneville International Corporation to operate the radio station pending the completion of the acquisition. Subject to the necessary regulatory approvals, we expect to complete the acquisition in the first quarter of 2008. Other than our agreement with an affiliate of Comcast Corporation, DIRECTV and other investors to fund TV One (the balance of our commitment was approximately $13.7 million at June 30, 2007), we have no definitive agreements to make acquisitions of additional radio stations or to make strategic investments. We anticipate that any future acquisitions or strategic investments will be financed through funds generated from operations, cash on hand, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available; will be available on favorable terms.

As of June 30, 2007, we had two standby letters of credit totaling $487,000 in connection with our annual insurance policy renewals. To date, there has been no activity on these standby letters of credit.

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

CAPITAL AND COMMERCIAL COMMITMENTS

Long-term debt

Our long-term debt consists of obligations under our Credit Agreement, our 8 7/8% senior subordinated notes and our 6 3/8% senior subordinated notes.

Lease obligations

We have non-cancelable operating leases for office space, studio space, and broadcast towers and transmitter facilities that expire over the next 22 years.

Operating Contracts and Agreements

We have other operating contracts and agreements including employment contracts, on-air contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements and other general operating agreements that expire over the next eight years.

Contractual Obligations Schedule

The following table represents our contractual obligations as of June 30, 2007:

	Payments Due by Period
	July-
	December					2012 and
Contractual Obligations	2007	2008	2009	2010	2011	Beyond	Total
	(In thousands)

8 7/8% senior subordinated notes(1)	$26,625	$26,625	$26,625	$26,625	$313,313	$0	$419,813
6 3/8% senior subordinated notes(1)	11,156	12,750	12,750	12,750	12,750	212,750	274,906
Credit facilities(2)	23,512	67,700	93,392	95,819	90,557	185,093	556,073
Other operating contracts/agreements(3)(4)(5)	24,264	33,803	27,073	17,719	11,088	33,437	147,384
Operating lease obligations	4,109	7,544	6,433	5,582	4,870	12,547	41,085

Total	$89,666	$148,422	$166,273	$158,495	$432,578	$443,827	$1,439,261

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of June 30, 2007.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of June 30, 2007.

(3)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements.

(4)	Includes a retention bonus of approximately $2.0 million pursuant to an employment agreement with the Chief Administrative Officer (“CAO”) for remaining employed with the Company through and including October 31, 2008. If the CAO’s employment ends before October 31, 2008, the amount paid will be a pro rata portion of the retention bonus based on the number of days of employment between October 31, 2004 and October 31, 2008.

(5)	Includes a retention bonus of approximately $7.0 million pursuant to an employment agreement with the Chief Financial Officer (“CFO”) for remaining employed with the Company through and including October 18, 2010. If the CFO’s employment ends before October 18, 2010, the amount paid will be a pro rata portion of the retention bonus based on the number of days of employment between October 18, 2005 and October 18, 2010.

Reflected in the obligations above, as of June 30, 2007, we had three swap agreements in place for a total notional amount of $75.0 million. The periods remaining on the swap agreements range in duration from 12 to 60 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance.

RELATED PARTY TRANSACTIONS

In July 2007, the Company acquired the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area from Blue Chip Communications, Inc. (“Blue Chip”) for approximately $2.6 million in seller financing. The financing is a 5.1% interest bearing loan payable monthly through July 2008. Blue Chip is owned by L. Ross Love, a former member of the Company’s board of directors. The transaction was approved by a special committee of independent directors appointed by the board of directors. Additionally, the Company retained an independent valuation firm to provide fair value appraisal of the station.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements are not historical facts, but rather reflect our current expectations concerning future results and events. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions. We cannot guarantee that we will achieve these plans, intentions or expectations. Because these statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ materially from those forecast or anticipated in the forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

•	economic conditions, both generally and relative to the radio broadcasting industry;

•	risks associated with our diversification strategy;

•	the highly competitive nature of the broadcast industry;

•	our high degree of leverage; and

•	other factors described in our report on Form 10-K.

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

Changes in internal control over financial reporting

During the quarter ended June 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On August 6, 2007, Barry A. Mayo joined the Company as President of the Radio Division. In connection with his employment, the Company entered into an Employment Agreement dated August 6, 2007 (the “Agreement”) with Mr. Mayo, effective immediately. As compensation under the Agreement, Mr. Mayo will receive the following:

•	annual base salary of $500,000, and annual increases of not less than 3%;

•	a quarterly bonus potential up to $25,000 at the conclusion of each quarter, beginning with the fourth quarter of 2007, based on achievement of broadcast cash flow goals;

•	discretionary annual incentive bonus in accordance with Company’s standard bonus payment schedule and policy based on performance and operating results of the Radio Division;

•	a restricted stock grant of 50,000 shares of Class D common stock, vesting in two equal annual increments or upon a change in control;

•	an option to purchase 50,000 shares of the Company’s Class D common stock, at an exercise price equal to the closing price of the stock on the grant date. The shares have a grant date value equal to $105,500.00 based on the method used by the Company for computing stock option expense for financial statement purposes. The option vests in two equal annual increments and shall vest fully in the event of a change in control.

The Agreement provides for potential severance payments as follows:

•	a pro rata portion of any bonus earned, if employment is terminated due to death or disability;

•	in the event of termination without cause, severance in the amount of $300,000.

The foregoing description of the Agreement is qualified in its entirety by reference to the Agreement, which is filed with this Form 10-Q as Exhibit 10.2 and is incorporated herein by reference.

Prior to his appointment as President of the Radio Division at Radio One, Mr. Mayo, age 55, served as a consultant to the Company from July 2006 until he joined Radio One. He was Sr. Vice President and Market Manager of Emmis Communications Corporation, a publicly held radio broadcasting and media company, from 2003 to 2006. Prior to that Mr. Mayo was a consultant with Mayomedia, a media consulting firm he founded in 1995.

Item 6.	Exhibits

10.1	Waiver to Credit Agreement, dated July 12, 2007, by and among Radio One, Inc., the several Lenders party thereto, and Wachovia Bank, National Association, as Administrative Agent.
10.2	Employment Agreement dated August 6, 2007 between Radio One, Inc. and Barry A. Mayo.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ SCOTT R. ROYSTER
Scott R. Royster
Executive Vice President and Chief Financial
Officer (Principal Financial Officer)

August 9, 2007