Form 10-Q
period 2007-09-30
RADIO ONE INC
filed 2007-11-08
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

Commission File No. 0-25969

RADIO ONE, INC.
(Exact name of registrant as specified in its charter)

Delaware	52-1166660
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.	)

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
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2007

Class A Common Stock, $.001 Par Value	4,415,694
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	3,121,048
Class D Common Stock, $.001 Par Value	88,544,261

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions or our discussion of matters in a manner that anticipates operations, results or events in future periods. We cannot guarantee that we will achieve these plans, intentions or expectations. Because these statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ materially from those forecasts or anticipated in the forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

•	economic conditions, both generally and relative to the radio broadcasting and media industries;

•	fluctuations in the demand for advertising across our various media;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience measurement methodologies;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent;

•	increased competition from new technologies;

•	the impact of our acquisitions, dispositions and similar transactions;

•	our high degree of leverage; and

•	other factors mentioned in our filings with the Securities and Exchange Commission including the factors discussed in detail in Item 1A, “Risk Factors,” in our 2006 report on Form 10-K.

You should not place undue reliance on these forward-looking statements, which reflect our view as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)
		(As Adjusted-
		See Note 1)
	(In thousands, except share data)		(Unaudited)
				(As Adjusted-
				See Note 1)
			(In thousands, except share data)

NET REVENUE	$90,389	$91,932	$252,080	$258,813
OPERATING EXPENSES:
Programming and technical	19,814	18,955	58,301	55,700
Selling, general and administrative	30,173	27,389	83,565	79,796
Corporate selling, general and administrative	5,027	7,936	21,247	22,761
Depreciation and amortization	3,773	3,376	11,413	10,629
Impairment of long-lived assets	—	—	5,506	—

Total operating expenses	58,787	57,656	180,032	168,886

Operating income	31,602	34,276	72,048	89,927
INTEREST INCOME	292	493	852	1,034
INTEREST EXPENSE	18,400	18,733	55,047	54,079
EQUITY IN LOSS OF AFFILIATED COMPANY	2,793	635	7,551	1,569
OTHER (EXPENSE) INCOME, net	(15)	11	(22)	(269)

Income before provision for income taxes, minority interest in income of subsidiaries and income (loss) from discontinued operations	10,686	15,412	10,280	35,044
PROVISION FOR INCOME TAXES	5,892	7,418	4,691	16,393
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	1,274	882	3,099	1,920

Net income from continuing operations	3,520	7,112	2,490	16,731
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	1,281	922	(3,196)	2,000

NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS	$4,801	$8,034	$(706)	$18,731

BASIC AND DILUTED INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE	$0.04	$0.07	$0.02	$0.17

BASIC AND DILUTED NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER COMMON SHARE	$0.01	$0.01	$(0.03)	$0.02

BASIC AND DILUTED NET INCOME (LOSS) PER COMMON SHARE	$0.05	$0.08	$(0.01)	$0.19

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	98,710,633	98,710,633	98,710,633	98,708,819

Diluted	98,725,387	98,710,633	98,710,633	98,712,378

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2007	2006
	(Unaudited)	(As Adjusted-
		See Note 1)
	(In thousands, except
	share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,540	$32,406
Trade accounts receivable, net of allowance for doubtful accounts of $3,801 and $3,765, respectively	61,179	57,148
Prepaid expenses and other current assets	6,460	5,377
Income tax receivable	—	1,296
Deferred income tax asset	2,842	2,856
Current assets from discontinued operations	4,449	4,829

Total current assets	96,470	103,912
PROPERTY AND EQUIPMENT, net	43,653	46,356
GOODWILL	146,167	148,107
RADIO BROADCASTING LICENSES	1,662,634	1,663,591
OTHER INTANGIBLE ASSETS, net	46,862	49,091
INVESTMENT IN AFFILIATED COMPANY	55,979	51,711
OTHER ASSETS	10,316	6,073
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	14,801	126,369

Total assets	$2,076,882	$2,195,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,199	$9,946
Accrued interest	8,582	19,273
Accrued compensation and related benefits	17,642	18,111
Income taxes payable	3,497	2,465
Other current liabilities	12,368	13,687
Current portion of long-term debt	18,910	7,513
Current liabilities from discontinued operations	1,070	1,312

Total current liabilities	66,268	72,307
LONG-TERM DEBT, net of current portion	817,500	930,014
OTHER LONG-TERM LIABILITIES	6,161	8,201
DEFERRED INCOME TAX LIABILITY	164,802	165,616
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	467	825

Total liabilities	1,055,198	1,176,963

MINORITY INTEREST IN SUBSIDIARIES	3,079	(20)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at September 30, 2007 and December 31, 2006	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 4,497,989 and 6,319,660 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	4	6
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 and 2,867,463 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 and 3,132,458 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 88,461,966 and 86,391,052 shares issued and outstanding as of September 30, 2007 and December 31, 2006, respectively	89	87
Accumulated other comprehensive income	323	967
Stock subscriptions receivable	(1,701)	(1,642)
Additional paid-in capital	1,043,699	1,041,029
Accumulated deficit	(23,815)	(22,186)

Total stockholders’ equity	1,018,605	1,018,267

Total liabilities and stockholders’ equity	$2,076,882	$2,195,210

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)

							Accumulated
	Convertible	Common	Common	Common	Common		Other	Stock	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Comprehensive	Subscriptions	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Loss	Income	Receivable	Capital	Deficit	Equity
	(In thousands, except share data)

BALANCE, as of December 31, 2006	$—	$6	$3	$3	$87		$967	$(1,642)	$1,041,029	$(22,186)	$1,018,267
Comprehensive loss:
Net loss	—	—	—	—	—	$(706)	—	—	—	(706)	(706)
Change in unrealized income on derivative and hedging activities, net of taxes	—	—	—	—	—	(644)	(644)	—	—	—	(644)

Comprehensive loss						$(1,350)

Conversion of 1,821,671 shares of common stock	—	(2)	—	—	2		—	—	—	—	—
Vesting of non-employee restricted stock	—	—	—	—	—		—	—	(63)	—	(63)
Cumulative impact of change in accounting for uncertainties in income taxes	—	—	—	—	—		—	—	—	(923)	(923)
Stock-based compensation expense	—	—	—	—	—		—	—	2,733	—	2,733
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(59)	—	—	(59)

BALANCE, as of September 30, 2007	$—	$4	$3	$3	$89		$323	$(1,701)	$1,043,699	$(23,815)	$1,018,605

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2007	2006
	(Unaudited)	(As Adjusted-
		See Note 1)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(706)	$18,731
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	11,413	10,629
Amortization of debt financing costs	1,630	1,580
Amortization of production content	332	2,518
Deferred income taxes	(912)	13,918
Write-down of investment	—	270
Long-lived asset impairment	5,506	—
Equity in loss of affiliated company	7,551	1,569
Minority interest in income of subsidiaries	3,099	1,920
Stock-based and other compensation	782	4,874
Amortization of contract inducement and termination fee	(1,545)	(1,546)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(4,031)	(5,426)
Prepaid expenses and other assets	77	(694)
Income tax receivable	1,296	2,655
Other assets	(591)	—
Accounts payable	(5,747)	1,951
Accrued interest	(10,691)	(9,785)
Accrued compensation and related benefits	1,285	(1,984)
Income taxes payable	1,032	(358)
Other liabilities	(883)	3,050
Net cash flows from operating activities of discontinued operations	7,576	528

Net cash flows from operating activities	16,473	44,400

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of property and equipment	(5,823)	(10,214)
Equity investments	(11,886)	(9,743)
Acquisitions	—	(43,954)
Purchase of other intangible assets	—	(683)
Deposits for station equipment and purchases	(5,100)	—
Proceeds from sale of assets	104,000	—

Net cash flows from (used in) investing activities	81,191	(64,594)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Repayment of debt	(27)	(20)
Proceeds from exercise of stock options	—	52
Change in interest due on stock subscriptions receivable	(59)	(56)
Proceeds from credit facility	—	33,000
Repayment of credit facility	(102,500)	(12,000)
Debt refinancing costs	(3,004)	—
Payment of minority interest shareholders	(2,940)	(2,940)

Net cash flows (used in) from financing activities	(108,530)	18,036

DECREASE IN CASH AND CASH EQUIVALENTS	(10,866)	(2,158)
CASH AND CASH EQUIVALENTS, beginning of period	32,406	19,081

CASH AND CASH EQUIVALENTS, end of period	$21,540	$16,923

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$64,754	$63,103

Income taxes	$4,574	$4,821

A seller financed loan of $2,600 was incurred when the Company acquired the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area.

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and subsidiaries (collectively the “Company”) is one of the nation’s largest radio broadcasting companies and the largest broadcasting company that primarily targets African-American and urban listeners. While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, as noted in previous filings, we have made acquisitions and investments in other complementary media properties. We also have recently embarked upon a non-strategic radio assets disposition plan. Pro forma for recently announced sale transactions, we own and or operate 54 radio stations located in 17 urban markets in the United States. Our other media acquisitions and investments include our approximate 36% ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 51% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; our launch of a nationally syndicated African-American news/talk radio network, and our acquisition of certain assets of Giant Magazine, LLC (“Giant Magazine”), an urban-themed lifestyle and entertainment magazine. Given the diversity of our business, we have changed the reference of Net Broadcast Revenue to Net Revenue in the accompanying consolidated financial statements.

(b)	Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations.

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s 2006 Annual Report on Form 10-K.

Certain reclassifications associated with accounting for discontinued operations have been made to the accompanying prior period financial statements to conform to the current period presentation. Where applicable, these financial statements have been identified as “As Adjusted”. These reclassifications had no effect on previously reported net income or loss, or any other previously reported statements of operations, balance sheet or cash flow amounts. (See Note 3 — Discontinued Operations, for further discussion).

(c)	Financial Instruments

Financial instruments as of September 30, 2007 and December 31, 2006 consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, long-term debt and subscriptions receivable. The carrying amounts approximated fair value for each of these financial instruments as of September 30, 2007 and December 31, 2006, except for the Company’s outstanding senior subordinated notes. The 8 7/8% senior subordinated notes had a fair value of approximately $297.0 million and $309.8 million as of September 30, 2007 and December 31, 2006, respectively. The 6 3/8% senior subordinated notes had a fair value of approximately $177.0 million and $187.0 million as of September 30, 2007 and December 31, 2006, respectively. The fair values were determined based on the fair market value of similar instruments.

(d)	Revenue Recognition

The Company recognizes revenue for broadcast advertising when the commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Staff Accounting Bulletin (“SAB”)

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $10.3 million and $11.1 million during the three months ended September 30, 2007 and 2006, respectively. Agency and outside sales representative commissions were approximately $29.1 million and $31.4 million during the nine months ended September 30, 2007 and 2006, respectively.

(e)	Barter Transactions

The Company provides broadcast advertising time in exchange for programming content and certain services. The terms of the exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended September 30, 2007 and 2006, barter transactions reflected in net revenue were $779,000 and approximately $1.1 million, respectively. For the nine months ended September 30, 2007 and 2006, barter transactions reflected in net revenue were approximately $2.1 million and $1.2 million, respectively. Additionally, barter transaction costs reflected in programming and technical expenses and selling, general and administrative expenses were $798,000 and approximately $1.1 million and $0 and $0 in the respective three months ended September 30, 2007 and 2006. Barter transaction costs reflected in programming and technical expenses and selling, general and administrative expenses were approximately $2.1 million and $1.2 million and $127,000 and $0 in the respective nine months ended September 30, 2007 and 2006.

(f)	Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive income (loss) consists of gains and losses on derivative instruments that qualify for cash flow hedge treatment.

The following table sets forth the components of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Net income (loss)	$4,801	$8,034	$(706)	$18,731
Other comprehensive (loss) income (net of tax benefit of $461, tax benefit of $721, tax benefit of $390 and tax provision of $214, respectively):
Derivative and hedging activities	(810)	(913)	(644)	87

Comprehensive income (loss)	$3,991	$7,121	$(1,350)	$18,818

(g)	Impact of Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — Interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

taken or expected to be taken in a tax return. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if it is more likely than not that the position would be sustained on audit, based on the technical merits of the position. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 were effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The impact to the Company of adopting FIN No. 48 on its financial statements was a $923,000 increase to accumulated deficit and a corresponding increase to income tax reserve as of January 1, 2007.

2.	ACQUISITIONS:

In July 2007, the Company purchased the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area for approximately $2.6 million financed by the seller. Since August 2001 and up until closing, the station had been operated under a local marketing agreement (“LMA”), and the results of its operations had been included in the Company’s consolidated financials statements since the LMA. The station was consolidated with the Company’s existing Cincinnati operations in 2001. (See Note 11 — Related Party Transaction).

In April 2007, the Company signed an agreement and made a deposit of $3.0 million to acquire the assets of WPRS-FM (formerly WXGG-FM), a radio station located in the Washington, DC metropolitan area for approximately $38.0 million in cash. The Company began operating the station under an LMA in April 2007 and the financial results since inception of the LMA have been included in the Company’s consolidated financial statements. The station has been consolidated with the existing Washington, DC operations. Subject to the necessary regulatory approvals, the Company expects to complete this acquisition in the first quarter of 2008.

3.	DISCONTINUED OPERATIONS:

The Company has closed on the sale of assets or has entered into agreements to sell the assets of several of its radio stations as outlined below. The assets and liabilities of these stations have been reflected as discontinued operations as of September 30, 2007 and December 31, 2006, and the stations’ results of operations for the three and nine months ended September 30, 2007 and 2006 have been reflected as discontinued operations in the accompanying consolidated financial statements. The Company has received $134.0 million in proceeds from completing the sales of certain radio stations as of September 30, 2007, and has used $128.5 million of the proceeds to pay down debt, of which $26.0 million was paid down in 2006 and $102.5 million was paid down in 2007. The Company anticipates receiving approximately $16.4 million from the sale of assets under agreements yet to be closed. (See Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources).

Miami Station:  In October 2007, the Company entered into an agreement to sell the assets of its radio station WMCU-AM (formerly WTPS-AM), located in the Miami metropolitan area, to Salem Communications Holding Corporation (“Salem”) for approximately $12.3 million in cash. Salem began operating the station under an LMA effective October 18, 2007. The Company’s board of directors approved the sale of WTPS-AM in September 2007. Subject to the necessary regulatory approvals, the transaction is expected to close in the first quarter of 2008.

Dayton and Louisville Stations:  In September 2007, the Company closed on the sale of all of its radio stations in the Dayton metropolitan area and five of its six radio stations in the Louisville metropolitan area to Main Line Broadcasting, LLC for approximately $76.0 million in cash.

Minneapolis Station:  In August 2007, the Company closed on the sale of the assets of radio station KTTB-FM in the Minneapolis metropolitan area to Northern Lights Broadcasting, LLC for approximately $28.0 million in cash.

Louisville Station:  In August 2007, the Company entered into an agreement to sell the assets of WLRX-FM, its remaining radio station in the Louisville metropolitan area to WAY FM Media Group, Inc. for approximately

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$1.0 million in cash. Subject to the necessary regulatory approvals, the Company expects to complete this transaction during the fourth quarter of 2007.

Augusta Stations:  In August 2007, the Company entered into an agreement to sell the assets of all of its radio stations in the Augusta metropolitan area to Perry Broadcasting Company for approximately $3.1 million in cash. Subject to the necessary regulatory approvals, the transaction is expected to close in the fourth quarter of 2007.

Boston Station:  In December 2006, the Company closed on the sale of the assets of its radio station WILD-FM in the Boston metropolitan area to Entercom Boston, LLC (“Entercom”) for approximately $30.0 million in cash. Entercom began operating the station under an LMA effective August 18, 2006.

The following table summarizes the operating results for all of the stations sold or to be sold and classified as discontinued operations for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Net revenue	$5,335	$7,496	$18,628	$20,530
Station operating expenses	4,089	5,526	13,969	15,836
Depreciation and amortization	272	455	1,020	1,409
Impairment of long-lived assets	—	—	10,395	—
Gain on sale of assets	2,641	—	2,517	—

Income (loss) before income taxes	3,615	1,515	(4,239)	3,285
Provision (benefit) for income taxes	2,334	593	(1,043)	1,285

Income (loss) from discontinued operations, net of tax	$1,281	$922	$(3,196)	$2,000

The assets and liabilities of the stations sold or to be sold and classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)

Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$3,959	$3,953
Prepaid expenses and other current assets	490	876

Total current assets	4,449	4,829
Property and equipment, net	2,787	7,590
Intangible assets, net	11,546	117,469
Other assets	468	1,310

Total assets	$19,250	$131,198

Current liabilities:
Other current liabilities	$1,070	$1,312

Total current liabilities	1,070	1,312
Other long-term liabilities	467	825

Total liabilities	$1,537	$2,137

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

The fair value of goodwill and radio broadcasting licenses is determined on a market basis using a discounted cash flow model considering the market’s revenue, the number of stations, the performance of the stations, the Company’s performance and estimated multiples for the sale of stations in the market. Because the assumptions used in estimating the fair value of goodwill and radio broadcasting licenses are based on current conditions, a change in market conditions or in the discount rate could have a significant effect on the estimated value of goodwill or radio broadcasting licenses. A significant decrease in the fair value of goodwill or radio broadcasting licenses in a market could result in an impairment charge. The Company performs an annual impairment test on assets owned as of October 1st of each year during the fourth quarter, or when other conditions suggest impairment may have occurred.

During the three months ended September 30, 2007, the Company evaluated certain long-lived assets where warranted for potential impairment due to its asset disposition strategy and changes in management’s focus in certain of its radio property markets. It was determined that the carrying value of the Company’s goodwill and certain radio broadcast licenses in those markets exceeded the current fair market value. For the nine months ended September 30, 2007, the Company reduced the carrying value of goodwill and radio broadcasting licenses by approximately $3.5 million and $12.4 million, respectively. The carrying amount of radio broadcasting licenses at September 30, 2007 and December 31, 2006 was approximately $1.7 billion. The carrying amount of goodwill at September 30, 2007 and December 31, 2006 was approximately $146.2 million and $148.1 million, respectively.

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	September 30,	December 31,	Period of
	2007	2006	Amortization
	(In thousands)

Trade names	$16,823	$16,798	2-5 Years
Talent agreement	19,549	19,549	10 Years
Debt financing costs	20,825	17,771	Term of debt
Intellectual property	14,162	14,157	4-10 Years
Affiliate agreements	7,769	7,768	1-10 Years
Favorable transmitter leases and other intangibles	5,628	5,609	6-60 Years

	84,756	81,652
Less: Accumulated amortization	(37,894)	(32,561)

Other intangible assets, net	$46,862	$49,091

Amortization expense of intangible assets for the nine months ended September 30, 2007 and 2006 was approximately $3.7 million and $3.3 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented.

The following table presents the Company’s estimate of amortization expense for the years 2007 through 2011 for intangible assets, excluding deferred financing costs.

(In thousands)

2007	$4,708
2008	4,002
2009	3,987
2010	3,937
2011	3,423

Actual amortization expense may vary as a result of future acquisitions and dispositions.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	INVESTMENT IN AFFILIATED COMPANY:

In July 2003, the Company entered into a joint venture agreement with an affiliate of Comcast Corporation and other investors to create TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. The Company has committed to make a cumulative cash investment of approximately $74.0 million in TV One over approximately four years, of which the Company has funded approximately $8.7 million for the nine months ended September 30, 2007, and since inception, approximately $60.3 million as of September 30, 2007. As of September 30, 2007, the Company owned approximately 36% of TV One on a fully-converted basis.

The Company has recorded its investment in TV One at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the three and nine months ended September 30, 2007 and 2006, the Company’s allocable share of TV One’s losses was approximately $2.8 million and approximately $7.6 million, and $635,000 and $1.6 million, respectively. During 2007, the Company’s allocable share of TV One’s losses increased due to the composition of TV One’s capital structure and the Company’s ownership levels in the equity securities of TV One that are currently absorbing its net losses.

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

The Company is accounting for the services provided to TV One under the advertising and network services agreements in accordance with Emerging Issues Task Force (“EITF”), Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.” As services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, this has been determined to be the value of underlying advertising time that is being provided to TV One. For the network services agreement, this has been determined to be the value of the equity received in TV One. As a result, the Company is re-measuring the fair value of the equity received in consideration of its obligations under the network services agreement in each subsequent reporting period as the services are provided. The Company recognized revenue relating to these two agreements in amounts of approximately $1.3 million and $.6 million for the three months ended September 30, 2007, and 2006, and approximately $3.5 million and $1.4 million for the nine months ended September 30, 2007 and 2006, respectively.

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

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Under the swap agreements, the Company pays the fixed rate listed in the table above. The counterparties to the agreements pay the Company a floating interest rate based on the three-month London Interbank Offered Rate (“LIBOR”), for which measurement and settlement is performed quarterly. The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments as of September 30, 2007 to be a receivable of $700,000. The fair value of the interest swap agreements is estimated by obtaining quotations from the financial institutions that are parties to the Company’s swap agreements. The fair value is an estimate of the net amount that the Company would receive on September 30, 2007, if the agreements were transferred to other parties or cancelled by the Company.

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

7.	LONG-TERM DEBT:

Long-term debt consists of the following:

	September 30,	December 31,
	2007	2006
	(In thousands)

8 7/8% senior subordinated notes	$300,000	$300,000
6 3/8% senior subordinated notes	200,000	200,000
Credit facilities	335,000	437,500
Seller financed acquisition loan	1,410	—
Capital lease obligations	—	27

Total long-term debt	836,410	937,527
Less: current portion	(18,910)	(7,513)

Long term debt, net of current portion	$817,500	$930,014

Credit Facilities

In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The term of the Credit Agreement is seven years and the amount available under the Credit Agreement consists of a $500.0 million revolving facility and an initial $300.0 million term loan. Borrowings under the credit facility are subject to compliance with certain provisions of the Credit Agreement, including financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, refinancing under certain conditions, investments and acquisitions permitted under the Credit Agreement, and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.60 to 1.00 through June 30, 2008, no less than 1.75 to 1.00 from July 1, 2008 to December 31, 2009, no less than 2.00 to 1.00 from January 1, 2010 through

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2010, and no less than 2.25 to 1.00 from January 1, 2011 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.75 to 1.00 through March 31, 2008, no greater than 7.50 to 1.00 from April 1, 2008 through September 30, 2008, no greater than 7.25 to 1.00 from October 1, 2008 through June 30, 2010, no greater than 6.50 to 1.00 from July 1, 2010 through September 30, 2011, and no greater that 6.00 to 1.00 from October 1, 2011 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the Credit Agreement in June 2005, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Company repaid $102.5 million of the outstanding term loan in September 2007, with the proceeds from the sale of assets and cash on hand.

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

The Company’s borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries.

Future minimum principal payments of long-term debt as of September 30, 2007 are as follows:

	Senior	Credit
	Subordinated	Facilities
	Notes	and Other
	(In thousands)

October — December 2007	$—	$2,810
2008	—	26,100
2009	—	45,000
2010	—	50,000
2011	300,000	50,000
2012 and thereafter	200,000	162,500

Total long-term debt	$500,000	$336,410

8.	INCOME TAXES:

The effective tax rate for continuing operations for the nine month period ended September 30, 2007 was 45.6%. This rate is higher than the statutory tax rate due to lower pre-tax book income, which is adversely impacted by the permanent differences between incomes subject to tax for book purposes versus tax purposes and the tax impact of discrete items during the nine months ended September 30, 2007. These discrete items include the tax impact of impairment charges and the tax impact of cancellation of non-qualified stock options, partially offset by the current year benefit of the reversal of state tax reserves due to expired statutes and the cumulative impact of a change in the tax treatment of executive compensation for Internal Revenue Code Section 162(m) based on the amended proxy disclosure rules. As of September 30, 2007, the Company’s annual effective tax rate is projected at 51.2%, which is impacted by the permanent differences between incomes subject to tax for book purposes versus tax purposes.

The Company adopted SFAS No. 123(R), “Share-Based Payment” as of January 1, 2006 and incorporated the tax impact into its effective tax rate above. This has increased the expected effective tax rate for 2007 in comparison with prior years due to the unfavorable tax treatment of the Company’s book compensation expense for incentive stock options.

We adopted the provisions of FIN No. 48 on January 1, 2007. As a result of the implementation of FIN No. 48, we recorded a $923,000 increase in the net liability for unrecognized tax positions, which was recorded as an

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustment to the opening balance of accumulated deficit on January 1, 2007. On the adoption date, we had approximately $4.9 million of unrecognized tax benefits, of which approximately $3.3 million would affect our effective tax rate if recognized. The total amount of unrecognized tax benefits as of September 30, 2007 was approximately $4.9 million. The Company estimates the possible change prior to September 30, 2008 to be a decrease in the amount of unrecognized tax benefits of $0 to $200,000 due to closed statutes in states where amortization liability exists.

In accordance with our accounting policy, we recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN No. 48. Our consolidated statement of operations for the three and nine month periods ended September 30, 2007 and our consolidated balance sheet as of that date include interest expense of $10,000 and $(16,000) and accrued interest of $75,000, respectively.

As of September 30, 2007, the Company was not under audit in any jurisdiction for federal or state income tax purposes. However, the Company’s open tax years for United States federal income tax examinations include the tax years ended December 31, 2004 through 2006. In addition, the Company’s open tax years for state and local income tax examinations include the tax years ended December 31, 2002 through 2006.

9.	STOCKHOLDERS’ EQUITY:

Stock Option and Restricted Stock Grant Plan

Radio One may issue up to 10,816,198 shares of Class D Common Stock under the Company’s Stock Option and Restricted Stock Grant Plan (“Plan”). At inception of the Plan, the Company’s board of directors authorized 1,408,099 shares of Class A common stock to be issuable under this plan. As of September 30, 2007, 6,386,042 shares were available for grant. The options are exercisable in installments determined by the compensation committee of the Company’s board of directors. The options expire as determined by the compensation committee, but no later than ten years from the date of the grant. The Company uses an average life for all option awards to determine value. The Company settles stock options upon exercise by issuing stock.

The Company uses the Black-Scholes Model (“BSM”) to calculate the fair value of stock-based awards. The BSM incorporates various assumptions including volatility, expected life, and interest rates. The expected volatility is based on the historical volatility of the Company’s common stock over the preceding three years. The expected life is based on historical exercise patterns and post-vesting termination behavior within each of the four groups identified by the Company. The interest rate for periods within the expected life of the award is based on the United States Treasury yield curve in effect at the time of grant.

The Company granted 115,841 stock options during the three months ended September 30, 2007 and had no stock option grants during the three months ended September 30, 2006. The Company granted 216,000 and 42,500 stock options during the nine months ended September 30, 2007 and 2006, respectively. The per share weighted-average fair values of options granted during the three months ended September 30, 2007 was $2.11 on the date of grant. The per share weighted-average fair values of options granted during the nine months ended September 30, 2007 and 2006 were $2.96 and $4.66, respectively.

These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006

Average risk-free interest rate	4.60%	—	4.70%	4.82%
Expected dividend yield	0.00%	—	0.00%	0.00%
Expected lives	7.7 years	—	7.7 years	7.7 years
Expected volatility	40.00%	—	40.00%	40.00%

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Transactions and other information relating to the stock options for the period ended September 30, 2007 are summarized below:

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
			(In years)

Balance as of December 31, 2006	5,876,000	$14.49
Granted	216,000	5.14	—
Exercised	—	—	—
Forfeited or Cancelled	1,350,000	14.30	—

Balance as of September 30, 2007	4,742,000	14.12	6.24	—

Vested and expected to vest as of September 30, 2007	4,408,000	14.12	6.24	—
Unvested as of September 30, 2007	886,000	11.51	8.25	—
Exercisable as of September 30, 2007	3,856,000	14.72	5.66	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing price on the last day of trading during the three months ended September 30, 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their in-the-money options on September 30, 2007. This amount changes based on the fair market value of the Company’s stock. The number of options that vested during the three and nine months ended September 30, 2007 were 17,125 and 75,211, respectively.

As of September 30, 2007, approximately $3.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately two years. The stock option weighted-average fair value per share was $6.47 at September 30, 2007.

The Company granted 84,000 restricted stock grants during the three months ended September 30, 2007. The Company granted 232,500 restricted stock grants during the nine months ended September 30, 2007.

Transactions and other information relating to restricted stock grants for the period ended September 30, 2007 are summarized below:

		Weighted-
	Number of	Average
	Restricted	Fair Value at
	Shares(1)	Grant Date

Unvested as of December 31, 2006	16,500	$19.71
Granted	232,500	6.20
Vested	—	—
Forfeited, Cancelled, Expired	—	—
Unvested as of September 30, 2007	249,000	7.10

(1)	The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant.

As of September 30, 2007, approximately $1.2 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over a weighted-average period of 2.5 years.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	CONTRACT TERMINATION:

In connection with the termination in 2005 of the Company’s sales representation agreements with Interep National Radio Sales, Inc. (“Interep”), and its new agreement with Katz Communications, Inc. (“Katz”), as the Company’s sole national sales representative, Katz paid the Company $3.4 million as an inducement to enter into the new agreements and agreed to pay Interep approximately $5.3 million to satisfy the Company’s termination obligations. The Company is amortizing both over the four-year life of the new Katz agreements as a reduction to selling, general and administrative expense. As of September 30, 2007, approximately $1.9 million of the deferred termination obligation and inducement amount is reflected in other long-term liabilities on the accompanying consolidated balance sheets, and approximately $2.1 million is reflected in other current liabilities.

11.	RELATED PARTY TRANSACTION:

In July 2007, the Company purchased the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area from Blue Chip Communications, Inc. (“Blue Chip”) for approximately $2.6 million financed by the seller. The financing is a 5.1% interest bearing loan payable monthly through July 2008. Blue Chip is owned by L. Ross Love, a former member of the Company’s board of directors. The transaction was approved by a special committee of independent directors appointed by the board of directors. Additionally, the Company retained an independent valuation firm to provide a fair value appraisal of the station. Since 2001 and up until closing, the station had been operated under an LMA, and the results of its operations had been included in the Company’s consolidated financial statements since the LMA. The station was consolidated with the Company’s existing Cincinnati operations in 2001.

12.	SUBSEQUENT EVENTS:

In October 2007, the Company entered into an agreement to sell the assets of its radio station WMCU-AM (formerly WTPS-AM), located in the Miami metropolitan area, to Salem Communications Holding Corporation (“Salem”) for approximately $12.3 million in cash. Salem began operating the station under an LMA effective October 18, 2007. The Company’s board of directors approved the sale of this station in September 2007. Subject to the necessary regulatory approvals, the transaction is expected to close in the first quarter of 2008.

In October 2007, the Company committed (subject to the completion and execution of requisite legal documentation) to invest in QCP Capital Partners Fund, L.P. (the “Fund”), a new private equity fund with a target amount of $200.0 million, which is in the early stages of being raised. If QCP is successful in its fundraising process, the Company has committed to invest 1% of the Fund total, with a maximum investment of $2.0 million, which the Company would expect to contribute to the fund over a multi-year period, as is typical with funds of this type. Additionally, the Company will become a member of the general partner of the Fund, and become a member of QCP Capital Partners, LLC, the management company for the Fund. The Company also agreed to provide a working capital line of credit to QCP Capital Partners, LLC, in the amount of $775,000. The line of credit note is unsecured and bears interest at a rate of 7% per annum. The final repayment of all principal and interest is due from QCP Capital Partners, LLC to the Company no later than December 31, 2009.

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries, certain of which are restricted in their operations under the terms of the Credit Agreement. All of the Company’s restricted subsidiaries (“Subsidiary Guarantors”) have fully and unconditionally guaranteed the Company’s 8 7/8% senior subordinated notes due 2011, the 6 3/8% senior subordinated notes due 2013 and the Company’s obligations under the Credit Agreement.

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of September 30, 2007 and 2006 and for the three-month and nine-month periods then ended. Also included is the consolidating balance sheet for the Company and the Subsidiary Guarantors as of September 30, 2007 and December 31, 2006. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
		(Unaudited)
		(In thousands)

NET REVENUE	$38,689	$51,700	$—	$90,389

OPERATING EXPENSES:
Programming and technical	7,777	12,037	—	19,814
Selling, general and administrative	13,497	16,676	—	30,173
Corporate selling, general and administrative	—	5,027	—	5,027
Depreciation and amortization	1,450	2,323	—	3,773

Total operating expenses	22,724	36,063	—	58,787

Operating income	15,965	15,637	—	31,602
INTEREST INCOME	—	292	—	292
INTEREST EXPENSE	—	18,400	—	18,400
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	2,793	—	2,793
OTHER INCOME (EXPENSE), net	117	(132)	—	(15)

Income (loss) before provision for income taxes, minority interest in income of subsidiaries and income (loss) from discontinued operations	16,082	(5,396)	—	10,686
PROVISION FOR INCOME TAXES	—	5,892	—	5,892
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	1,274	—	1,274

Net income (loss) before equity in income of subsidiaries and income (loss) from discontinued operations	16,082	(12,562)	—	3,520
EQUITY IN INCOME OF SUBSIDIARIES	—	22,755	(22,755)	—

Net income from continuing operations	16,082	10,193	(22,755)	3,520
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	6,673	(5,392)	—	1,281

Net income	$22,755	$4,801	$(22,755)	$4,801

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
		(Unaudited)
		(As Adjusted - See Note 1) (In thousands)

NET REVENUE	$37,022	$54,910	$—	$91,932

OPERATING EXPENSES:
Programming and technical	6,129	12,826	—	18,955
Selling, general and administrative	12,056	15,333	—	27,389
Corporate selling, general and administrative	—	7,936	—	7,936
Depreciation and amortization	1,153	2,223	—	3,376

Total operating expenses	19,338	38,318	—	57,656

Operating income	17,684	16,592	—	34,276
INTEREST INCOME	—	493	—	493
INTEREST EXPENSE	—	18,733	—	18,733
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	635	—	635
OTHER INCOME, net	3	8	—	11

Income (loss) before provision for income taxes, minority interest in income of subsidiaries and income (loss) from discontinued operations	17,687	(2,275)	—	15,412
PROVISION FOR INCOME TAXES	—	7,418	—	7,418
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	882	—	882

Net income (loss) before equity in income of subsidiaries and income (loss) from discontinued operations	17,687	(10,575)	—	7,112
EQUITY IN INCOME OF SUBSIDIARIES	—	19,622	(19,622)	—

Net income from continuing operations	17,687	9,047	(19,622)	7,112
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	1,935	(1,013)	—	922

Net income	$19,622	$8,034	$(19,622)	$8,034

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
		(Unaudited)
		(In thousands)

NET REVENUE	$109,936	$142,144	$—	$252,080

OPERATING EXPENSES:
Programming and technical	22,934	35,367	—	58,301
Selling, general and administrative	40,267	43,298	—	83,565
Corporate selling, general and administrative	—	21,247	—	21,247
Depreciation and amortization	4,380	7,033	—	11,413
Impairment of long-lived assets	5,506	—	—	5,506

Total operating expenses	73,087	106,945	—	180,032

Operating income	36,849	35,199	—	72,048
INTEREST INCOME	—	852	—	852
INTEREST EXPENSE	1	55,046	—	55,047
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	7,551	—	7,551
OTHER INCOME (EXPENSE), net	1	(23)	—	(22)

Income (loss) before provision for income taxes, minority interest in income of subsidiaries and (loss) from discontinued operations	36,849	(26,569)	—	10,280
PROVISION FOR INCOME TAXES	—	4,691	—	4,691
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	3,099	—	3,099

Net income (loss) before equity in income of subsidiaries and (loss) from discontinued operations	36,849	(34,359)	—	2,490
EQUITY IN INCOME OF SUBSIDIARIES	—	33,783	(33,783)	—

Net income (loss) from continuing operations	36,849	(576)	(33,783)	2,490
(LOSS) FROM DISCONTINUED OPERATIONS, net of tax	(3,066)	(130)	—	(3,196)

Net income (loss)	$33,783	$(706)	$(33,783)	$(706)

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
		(Unaudited)
		(As Adjusted - See Note 1) (In thousands)

NET REVENUE	$103,009	$155,804	$—	$258,813

OPERATING EXPENSES:
Programming and technical	18,711	36,989	—	55,700
Selling, general and administrative	36,158	43,638	—	79,796
Corporate selling, general and administrative	—	22,761	—	22,761
Depreciation and amortization	3,945	6,684	—	10,629

Total operating expenses	58,814	110,072	—	168,886

Operating income	44,195	45,732	—	89,927
INTEREST INCOME	(7)	1,041	—	1,034
INTEREST EXPENSE	2	54,077	—	54,079
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	1,569	—	1,569
OTHER EXPENSE, net	3	266	—	269

Income (loss) before provision for income taxes, minority interest in income of subsidiaries and income (loss) from discontinued operations	44,183	(9,139)	—	35,044
PROVISION FOR INCOME TAXES	—	16,393	—	16,393
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	1,920	—	1,920

Net income (loss) before equity in income of subsidiaries and income (loss) from discontinued operations	44,183	(27,452)	—	16,731
EQUITY IN INCOME OF SUBSIDIARIES	—	48,205	(48,205)	—

Net income from continuing operations	44,183	20,753	(48,205)	16,731
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	4,022	(2,022)	—	2,000

Net income	$48,205	$18,731	$(48,205)	$18,731

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2007

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
		(Unaudited)
		(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$844	$20,696	$—	$21,540
Trade accounts receivable, net of allowance for doubtful accounts	30,111	31,068	—	61,179
Prepaid expenses and other current assets	2,430	4,030	—	6,460
Deferred income tax asset	2,282	560	—	2,842
Current assets from discontinued operations	3,920	529	—	4,449

Total current assets	39,587	56,883	—	96,470
PROPERTY AND EQUIPMENT, net	23,919	19,734	—	43,653
INTANGIBLE ASSETS, net	1,795,118	60,545	—	1,855,663
INVESTMENT IN SUBSIDIARIES	—	1,817,475	(1,817,475)	—
INVESTMENT IN AFFILIATED COMPANY	—	55,979	—	55,979
OTHER ASSETS	413	9,903		10,316
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	4,160	10,641	—	14,801

Total assets	$1,863,197	$2,031,160	$(1,817,475)	$2,076,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,158	$3,041	$—	$4,199
Accrued interest	—	8,582	—	8,582
Accrued compensation and related benefits	2,887	14,755	—	17,642
Income taxes payable	(1)	3,498	—	3,497
Other current liabilities	2,383	9,985	—	12,368
Current portion of long-term debt	—	18,910	—	18,910
Current liabilities from discontinued operations	473	597	—	1,070

Total current liabilities	6,900	59,368	—	66,268
LONG-TERM DEBT, net of current portion	—	817,500	—	817,500
OTHER LONG-TERM LIABILITIES	1,923	4,238	—	6,161
DEFERRED INCOME TAX LIABILITY	36,886	127,916	—	164,802
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	13	454	—	467

Total liabilities	45,722	1,009,476	—	1,055,198

MINORITY INTEREST IN SUBSIDIARIES	—	3,079	—	3,079
STOCKHOLDERS’ EQUITY:
Common stock	—	99	—	99
Accumulated other comprehensive income	—	323	—	323
Stock subscriptions receivable	—	(1,701)	—	(1,701)
Additional paid-in capital	1,024,311	1,043,699	(1,024,311)	1,043,699
Retained earnings (accumulated deficit)	793,164	(23,815)	(793,164)	(23,815)

Total stockholders’ equity	1,817,475	1,018,605	(1,817,475)	1,018,605

Total liabilities and stockholders’ equity	$1,863,197	$2,031,160	$(1,817,475)	$2,076,882

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
		(Unaudited)
		(As Adjusted - See Note 1)
		(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$884	$31,522	$—	$32,406
Trade accounts receivable, net of allowance for doubtful accounts	26,508	30,640	—	57,148
Prepaid expenses and other current assets	1,841	3,536	—	5,377
Income tax receivable	—	1,296	—	1,296
Deferred income tax asset	2,282	574	—	2,856
Current assets from discontinued operations	4,353	476	—	4,829

Total current assets	35,868	68,044	—	103,912
PROPERTY AND EQUIPMENT, net	25,913	20,443	—	46,356
INTANGIBLE ASSETS, net	1,798,654	62,135	—	1,860,789
INVESTMENT IN SUBSIDIARIES	—	1,928,923	(1,928,923)	—
INVESTMENT IN AFFILIATED COMPANY	—	51,711	—	51,711
OTHER ASSETS	665	5,408	—	6,073
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	115,637	10,732	—	126,369

Total assets	$1,976,737	$2,147,396	$(1,928,923)	$2,195,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,205	$6,741	$—	$9,946
Accrued interest	—	19,273	—	19,273
Accrued compensation and related benefits	2,646	15,465	—	18,111
Income taxes payable	(1)	2,466	—	2,465
Other current liabilities	2,046	11,641	—	13,687
Current portion of long-term debt	—	7,513	—	7,513
Current liabilities from discontinued operations	838	474	—	1,312

Total current liabilities	8,734	63,573	—	72,307
LONG-TERM DEBT, net of current portion	14	930,000	—	930,014
OTHER LONG-TERM LIABILITIES	2,082	6,119	—	8,201
DEFERRED INCOME TAX LIABILITY	36,886	128,730	—	165,616
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	98	727	—	825

Total liabilities	47,814	1,129,149	—	1,176,963

MINORITY INTEREST IN SUBSIDIARIES	—	(20)	—	(20)
STOCKHOLDERS’ EQUITY:
Common stock	—	99	—	99
Accumulated other comprehensive income	—	967	—	967
Stock subscriptions receivable	—	(1,642)	—	(1,642)
Additional paid-in capital	1,117,726	1,041,029	(1,117,726)	1,041,029
Retained earnings (accumulated deficit)	811,197	(22,186)	(811,197)	(22,186)

Total stockholders’ equity	1,928,923	1,018,267	(1,928,923)	1,018,267

Total liabilities and stockholders’ equity	$1,976,737	$2,147,396	$(1,928,923)	$2,195,210

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
		(Unaudited)
		(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$33,783	$(706)	$(33,783)	$(706)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	4,380	7,033	—	11,413
Amortization of debt financing costs	—	1,630	—	1,630
Amortization of production content	—	332	—	332
Deferred income taxes	—	(912)	—	(912)
Long-lived asset impairment	5,506	—	—	5,506
Equity in net loss of affiliated company	—	7,551	—	7,551
Minority interest in income of subsidiaries	—	3,099	—	3,099
Stock-based compensation and other compensation	830	(48)	—	782
Amortization of contract inducement and termination fee	(1,545)	—	—	(1,545)
Effect of change in operating assets and liabilities, net of assets acquired:			—
Trade accounts receivable	(3,603)	(428)	—	(4,031)
Prepaid expenses and other current assets	—	77	—	77
Income tax receivable	—	1,296	—	1,296
Other assets	—	(591)	—	(591)
Accounts payable	(2,047)	(3,700)	—	(5,747)
Accrued interest	—	(10,691)	—	(10,691)
Accrued compensation and related benefits	240	1,045	—	1,285
Income taxes payable	—	1,032	—	1,032
Other liabilities	(311)	(572)	—	(883)
Net cash from (used in) operating activities of discontinued operations	11,185	(3,609)	—	7,576

Net cash flows from operating activities	48,418	1,838	(33,783)	16,473

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,823)	—	(5,823)
Equity investments	—	(11,886)	—	(11,886)
Investment in subsidiaries	—	(33,783)	33,783	—
Deposits for station equipment and purchases	—	(5,100)	—	(5,100)
Proceeds from sale of assets	—	104,000	—	104,000

Net cash flows from investing activities	—	47,408	33,783	81,191

CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of debt	—	(27)	—	(27)
Repayment of credit facility	—	(102,500)	—	(102,500)
Debt refinancing costs	—	(3,004)	—	(3,004)
Change in interest due on stock subscriptions receivable	—	(59)	—	(59)
Payment of minority interest shareholders	—	(2,940)	—	(2,940)

Net cash flows used in financing activities	—	(108,530)	—	(108,530)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,418	(59,284)	—	(10,866)
CASH AND CASH EQUIVALENTS, beginning of period	574	31,832	—	32,406

CASH AND CASH EQUIVALENTS, end of period	$48,992	$(27,452)	$—	$21,540

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$48,205	$18,731	$(48,205)	$18,731
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,945	6,684	—	10,629
Amortization of debt financing costs	—	1,580	—	1,580
Amortization of production content	—	2,518	—	2,518
Deferred income taxes	—	13,918	—	13,918
Loss on write-down of investment	—	270	—	270
Equity in net losses of affiliated company	—	1,569	—	1,569
Minority interest in income of subsidiaries	—	1,920	—	1,920
Stock-based compensation and other compensation	1,405	3,469	—	4,874
Amortization of contract inducement and termination fee	(697)	(849)	—	(1,546)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(3,420)	(2,006)	—	(5,426)
Prepaid expenses and other current assets	496	(1,190)	—	(694)
Income tax receivable	—	2,655	—	2,655
Due to corporate/from subsidiaries	(4,037)	4,037	—	—
Accounts payable	(498)	2,449	—	1,951
Accrued interest	—	(9,785)	—	(9,785)
Accrued compensation and related benefits	(39)	(1,945)	—	(1,984)
Income taxes payable	—	(358)	—	(358)
Other liabilities	1,161	1,889	—	3,050
Net cash used in operating activities from discontinued operations	1,285	(757)	—	528

Net cash flows from operating activities	47,806	44,799	(48,205)	44,400

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,857)	(6,357)	—	(10,214)
Equity investments	—	(9,743)	—	(9,743)
Acquisitions	(43,727)	(227)	—	(43,954)
Investment in subsidiaries	—	(48,205)	48,205	—
Purchase of other intangible assets	(202)	(481)	—	(683)
Net cash used in investing activities from discontinued operations	—	—	—	—

Net cash flows used in investing activities	(47,786)	(65,013)	48,205	(64,594)

CASH FLOWS (USED IN) FROM FINANCING ACTIVITIES:
Repayment of debt	(20)	—	—	(20)
Proceeds from credit facility	—	33,000	—	33,000
Repayment of credit facility	—	(12,000)	—	(12,000)
Proceeds from exercise of stock options	—	52	—	52
Change in interest due on stock subscription receivable	—	(56)	—	(56)
Payment to minority interest shareholders	—	(2,940)	—	(2,940)

Net cash flows (used in) from financing activities	(20)	18,056	—	18,036

(DECREASE) IN CASH AND CASH EQUIVALENTS	—	(2,158)	—	(2,158)
CASH AND CASH EQUIVALENTS, beginning of period	794	18,287	—	19,081

CASH AND CASH EQUIVALENTS, end of period	$794	$16,129	$—	$16,923

The accompanying notes are an integral part of this consolidating financial statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2006.

Introduction

Revenue

We primarily derive revenue from the sale of advertising time and program sponsorships to local and national advertisers. Advertising revenue is affected primarily by the advertising rates our radio stations and programs are able to charge, as well as the overall demand for radio advertising time in a market. These rates are largely based upon a radio station’s audience share in the demographic groups targeted by advertisers, the size of the market, the number of radio stations in the related market, and the supply of and demand for radio advertising time. Advertising rates are generally highest during morning and afternoon commuting hours.

During the three and nine months ended September 30, 2007, approximately 56% and 58% of our net revenue was generated from local advertising and in both periods approximately 36% was generated from national advertising, including network advertising. In comparison, during the three and nine months ended September 30, 2006, approximately 56% and 58% of our net revenue was generated from local advertising and in both periods approximately 37% was generated from national spot advertising, including network advertising. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue from our spot inventory, we closely monitor the use of trade and barter agreements.

In December 2006, the Company completed the acquisition of certain net assets of Giant Magazine, LLC (“Giant Magazine”). Giant Magazine primarily derives revenue from the sale of advertising in the magazine, as well as newsstand and subscription revenue generated from sales of the magazine.

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

Measurement of Performance

We monitor the growth and operational results of our business using net income and the following key metrics:

(a) Net revenue:  The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net revenue. Net revenue consists of gross broadcast revenue, net of local and national agency and outside sales representative commissions consistent with industry practice. Net revenue is recognized in the period in which advertisements are broadcast. Net revenue also includes advertising aired in exchange for goods and services, which is recorded at fair value.

(b) Station operating income:  Net income (loss) before depreciation and amortization, income taxes, interest income, interest expense, equity in loss of affiliated company, minority interest in income of subsidiaries, impairment of long-lived assets, other income/expense, corporate expenses, stock-based compensation expenses, income (loss) from discontinued operations, net of tax, and gains (losses) on sales of assets is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets because station operating income provides helpful information about our results of operations, apart from expenses associated with our physical plant, income taxes provision, investments, debt financings, overhead, stock-based compensation, and gains, losses and operational results from discontinued operations. Station operating income is frequently used as one of the bases for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not purport to represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

(c) Station operating income margin:  Station operating income margin represents station operating income as a percentage of net revenue. Station operating income margin is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe that station operating income margin is a useful measure of our performance because it provides information about our profitability as a percentage of our net revenue.

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands, except margin data)		(In thousands, except margin data)

Net revenue	$90,389	$91,932	$252,080	$258,813
Station operating income	40,935	46,329	111,802	125,509
Station operating income margin	45.3%	50.4%	44.4%	48.5%
Net income (loss)	$4,801	$8,034	$(706)	$18,731

The reconciliation of net income to station operating income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands)		(In thousands)

Net income (loss) as reported	$4,801	$8,034	$(706)	$18,731
Add back non-station operating income items included in net income:
Interest income	(292)	(493)	(852)	(1,034)
Interest expense	18,400	18,733	55,047	54,079
Provision for income taxes	5,892	7,418	4,691	16,393
Corporate selling, general and administrative, excluding stock-based compensation	4,637	7,345	20,299	20,989
Stock-based compensation	923	1,332	2,536	3,964
Equity in loss of affiliated company	2,793	635	7,551	1,569
Other expense (income), net	15	(11)	22	269
Depreciation and amortization	3,773	3,376	11,413	10,629
Minority interest in income of subsidiaries	1,274	882	3,099	1,920
Impairment of long-lived assets	—	—	5,506	—
(Income) loss from discontinued operations, net of tax	(1,281)	(922)	3,196	(2,000)

Station operating income	$40,935	$46,329	$111,802	$125,509

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006 (In thousands)

	Three Months Ended
	September 30,
	2007	2006	Increase/(Decrease)
		(Unaudited)
		(As Adjusted -
		See Note 1)

Statements of Income:
Net revenue	$90,389	$91,932	$(1,543)	(1.7)%
Operating expenses:
Programming and technical, excluding stock-based compensation	19,699	18,793	906	4.8
Selling, general and administrative, stock-based compensation	29,755	26,810	2,945	11.0
Corporate selling, general and administrative, excluding stock-based compensation	4,637	7,345	(2,708)	(36.9)
Stock-based compensation	923	1,332	(409)	(30.7)
Depreciation and amortization	3,773	3,376	397	11.8

Total operating expenses	58,787	57,656	1,131	2.0

Operating income	31,602	34,276	(2,674)	(7.8)
Interest income	292	493	(201)	(40.8)
Interest expense	18,400	18,733	(333)	(1.8)
Equity in loss of affiliated company	2,793	635	2,158	339.8
Other (expense) income, net	(15)	11	(26)	(236.4)

Income before provision for income taxes, minority interest in income of subsidiaries and discontinued operations	10,686	15,412	(4,726)	(30.7)
Provision for income taxes	5,892	7,418	(1,526)	(20.6)
Minority interest in income of subsidiaries	1,274	882	392	44.4

Net income from continuing operations	3,520	7,112	(3,592)	(50.5)
Income from discontinued operations, net of tax	1,281	922	359	38.9

Net income	$4,801	$8,034	$(3,233)	(40.2)%

Net revenue

Three Months Ended September 30,
2007	2006	Increase/(Decrease)

$90,389	$91,932	$(1,543)	(1.7)%

During the three months ended September 30, 2007, we recognized approximately $90.4 million in net revenue compared to approximately $91.9 million during the same period in 2006. These amounts are net of agency and outside sales representative commissions, which were approximately $10.3 million during the three months ended September 30, 2007, compared to approximately $11.1 million during the same period in 2006. In addition to an overall radio industry decline in the markets in which we operate, the decrease in net revenue was due primarily to a significant decline in net revenue from our Los Angeles station, as well as declines from our Baltimore, Detroit and Philadelphia markets. The decline in net revenue was also due to the absence of a sponsorship revenue event in

2007 similar to our August 2006 25th Anniversary event. These declines in net revenue were partially offset by an increase in net revenue from our Atlanta market, an increase in Reach Media’s net revenue associated with a sponsored event, and an increase in net revenue from the consolidation of the operating results of Giant Magazine. Excluding the operating results of Giant Magazine, which we acquired in December 2006, our net revenue declined 2.9% for the three months ended September 30, 2007, compared to the same period in 2006.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended September 30,
2007	2006	Increase/(Decrease)

$19,699	$18,793	$906	4.8%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of our programming on our radio stations. Programming and technical expenses also include expenses associated with our research activities and music royalties. The increase in programming and technical expenses during the three months ended September 30, 2007 was due primarily to the consolidation of the operating results of Giant Magazine, which was acquired in December of 2006, and increases in on-air talent, research and music royalties expenses. Increased programming and technical expenses also resulted from expenses associated with two stations acquired or operated since August 2006. These increased programming and technical expenses were partially offset by a reduction in television production costs associated with the Tom Joyner television series, which ended September 2006, a reduction in expenses associated with our news/talk network, and a reduction in expenses associated with a 2006 film venture. Excluding the operating results of Giant Magazine, programming and technical expenses were essentially unchanged and increased only 0.4% for the three months ended September 30, 2007, compared to the same period in 2006.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,
2007	2006	Increase/(Decrease)

$29,755	$26,810	$2,945	11.0%

Selling, general and administrative expenses include expenses associated with our sales departments, offices, facilities and personnel (outside of our corporate headquarters), marketing expenses, back office expenses, and the advertising traffic (scheduling and insertion) functions. The increase in selling, general and administrative expenses during the three months ended September 30, 2007, was due to the consolidation of the operating results of Giant Magazine, which was acquired in December 2006, increased expenses for a Reach Media sponsored event, additional legal and professional expenses and expenses associated with our new internet initiative. Increased selling, general and administrative expenses also resulted from expenses associated with two stations acquired or operated since August 2006. These expense increases were partially offset by lower bad debt allowances and decreases in expenses associated with the news/talk network. Excluding the operating results of Giant Magazine, selling, general and administrative expenses increased 7.8% for the three months ended September 30, 2007, compared to the same period in 2006.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,
2007	2006	Increase/(Decrease)

$4,637	$7,345	$(2,708)	(36.9)%

Corporate selling, general and administrative expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The decrease in corporate expenses during the three months ended September 30, 2007 resulted primarily from the reduction of retention bonus expenses anticipated to be paid to the Chief Financial Officer (“CFO”) given his announced departure in December 2007, which is earlier than the retention date of October 2010 called for in his employment agreement. The decrease also resulted from the absence of expenses associated with the August 2006 25th Anniversary event. These decreases were partially offset by higher compensation, primarily from recent hires, recruiting fees, research and legal and professional expenses. Excluding the expenses associated with the retention bonus reduction and the 2006 25th Anniversary event, corporate selling, general and administrative expenses increased 13.9% for the three months ended September 30, 2007, compared to the same period in 2006.

Stock-based compensation

Three Months Ended September 30,
2007	2006	Increase/(Decrease)

$923	$1,332	$(409)	(30.7)%

Stock-based compensation consists of expenses associated with Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for awards expected to vest. Stock based compensation also includes expenses associated with restricted stock grants. The decrease in stock-based compensation for the three months ended September 30, 2007 was primarily due to cancellations and the completion of the vesting period for certain stock option grants.

Depreciation and amortization

Three Months Ended September 30,
2007	2006	Increase/(Decrease)

$3,773	$3,376	$397	11.8%

The increase in depreciation and amortization for the three months ended September 30, 2007 was primarily due to an increase in amortization for the WMOJ-FM intellectual property acquisition made in September 2006, an increase in depreciation for two stations acquired or operated since August 2006, and additional depreciation for capital expenditures made subsequent to September 30, 2006.

Interest income

Three Months Ended September 30,
2007	2006	Increase/(Decrease)

$292	$493	$(201)	(40.8)%

The decrease in interest income for the three months ended September 30, 2007 is primarily due to lower average cash balances, cash equivalents and short-term investments.

Interest expense

Three Months Ended September 30,
2007	2006	Increase/(Decrease)

$18,400	$18,733	$(333)	(1.8)%

The decrease in interest expense during the three months ended September 30, 2007 resulted primarily from interest savings associated with lower net borrowings due to debt pay downs, which was partially offset by fees associated with the operation of WPRS-FM (formerly WXGG-FM) pursuant to a local marketing agreement (LMA) which began April 2007. LMA fees are classified as interest expense.

Equity in loss of affiliated company

Three Months Ended September 30,
2007	2006	Increase/(Decrease)

$2,793	$635	$2,158	339.8%

The increase in the loss is attributable to an increase in the percentage share of losses in 2007 driven by specialized accounting guidance related to TV One’s current capital structure and the Company’s ownership levels in the equity securities of TV One that are currently absorbing its net losses.

Provision for income taxes

Three Months Ended September 30,
2007	2006	Increase/(Decrease)

$5,892	$7,418	$(1,526)	(20.6)%

The decrease in the provision for income taxes compared to the same period in 2006 was due primarily to lower pre-tax income, permanent differences between incomes subject to tax for book purposes versus tax purposes and additional valuation allowances for charitable contributions and certain state net operating loss carryforwards and certain discrete items. For the quarter ended September 30, 2007, our effective tax rate was 55.1%. As of September 30, 2007 the annual effective tax rate is projected at 51.2%, which is impacted by the permanent differences between incomes subject to tax for tax purposes versus book purposes.

Minority interest in income of subsidiaries

Three Months Ended September 30,
2007	2006	Increase/(Decrease)

$1,274	$882	$392	44.4%

The increase in minority interest in income of subsidiaries is due primarily to an increase in the net income of Reach Media, and a decrease in the net loss of certain other consolidated entities for the three months ended September 30, 2007, compared to the same period in 2006.

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006 (In thousands)

	Nine Months Ended
	September 30,
	2007	2006	Increase/(Decrease)
	(Unaudited)	(Unaudited)
		(As Adjusted -
		See Note 1)

Statements of Operations:
Net revenue	$252,080	$258,813	$(6,733)	(2.6)%
Operating expenses:
Programming and technical, excluding stock-based compensation	57,922	55,226	2,696	4.9
Selling, general and administrative, excluding stock-based compensation	82,356	78,078	4,278	5.5
Corporate selling, general and administrative, excluding stock-based compensation	20,299	20,989	(690)	(3.3)
Stock-based compensation	2,536	3,964	(1,428)	(36.0)
Depreciation and amortization	11,413	10,629	784	7.4
Impairment of long-lived assets	5,506	—	5,506	—

Total operating expenses	180,032	168,886	11,146	6.6

Operating income	72,048	89,927	(17,879)	(19.9)
Interest income	852	1,034	(182)	(17.6)
Interest expense	55,047	54,079	968	1.8
Equity in loss of affiliated company	7,551	1,569	5,982	381.3
Other expense, net	22	269	(247)	(91.8)

Income before provision for income taxes, minority interest in income of subsidiaries and discontinued operations	10,280	35,044	(24,764)	(70.7)
Provision for income taxes	4,691	16,393	(11,702)	(71.4)
Minority interest in income of subsidiaries	3,099	1,920	1,179	61.4

Net income from continuing operations	2,490	16,731	(14,241)	(85.1)
(Loss) income from discontinued operations, net of tax	(3,196)	2,000	(5,196)	(259.8)

Net (loss) income	$(706)	$18,731	$(19,437)	(103.8)%

Net revenue

Nine Months Ended September 30,
2007	2006	Increase/(Decrease)

$252,080	$258,813	$(6,733)	(2.6)%

During the nine months ended September 30, 2007, we recognized approximately $252.1 million in net revenue compared to approximately $258.8 million during the same period in 2006. These amounts are net of agency and outside sales representative commissions, which were approximately $29.1 million during the nine months ended 2007, compared to approximately $31.4 million during the same period in 2006. In addition to an overall radio industry decline in the markets in which we operate, the decrease in net revenue was due primarily to a significant decline in net revenue from our Los Angeles station, and declines from our Detroit, Philadelphia,

Baltimore and Washington, DC markets. The decline in net revenue was also due to the absence of a sponsorship revenue event in 2007 similar to our August 2006 25th Anniversary event. These declines were partially offset by increased net revenue from our Atlanta and Cincinnati markets, and increased net revenue from the consolidation of the January through September 2007 operating results of Giant Magazine, which was acquired in December 2006. Excluding the operating results of Giant Magazine, our net revenue declined 3.7% for the nine months ended September 30, 2007, compared to the same period in 2006.

Operating Expenses

Programming and technical, excluding stock-based compensation

Nine Months Ended September 30,
2007	2006	Increase/(Decrease)

$57,922	$55,226	$2,696	4.9%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of our programming on our radio stations. Programming and technical expenses also include expenses associated with our research activities and music royalties. The increase in programming and technical expenses during the nine months ended September 30, 2007 was due primarily to the consolidation of the January through September 2007 operating results of Giant Magazine, which was acquired in December 2006, and increases in on-air talent, research, music royalties, travel and tower expenses. Increased programming and technical expenses also resulted from expenses associated with two stations acquired or operated since August 2006. These increased programming and technical expenses were partially offset by a reduction in television production costs associated with the Tom Joyner television series, which ended September 2006. Excluding the operating results of Giant Magazine, programming and technical expenses were essentially unchanged and increased only 0.1% for the nine months ended September 30, 2007, compared to the same period in 2006.

Selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,
2007	2006	Increase/(Decrease)

$82,356	$78,078	$4,278	5.5%

Selling, general and administrative expenses include expenses associated with our sales departments, offices, facilities and personnel (outside of our corporate headquarters), marketing expenses, back office expenses, and the advertising traffic (scheduling and insertion) functions. The increase in selling, general and administrative expenses during the nine months ended September 30, 2007, was due to the consolidation of the January through September 2007 operating results of Giant Magazine, which was acquired in December 2006, expenses associated with the new internet initiative, increased promotional and events spending, and additional legal and professional expenses. Increased selling, general and administrative expenses also resulted from expenses associated with two stations acquired or operated since August 2006. These expenses were slightly offset by lower bad debt allowances and lower expenses associated with the news/talk network and a 2006 film venture. Excluding the operating results of Giant Magazine, selling, general and administrative expenses increased 3.2% for the nine months ended September 30, 2007, compared to the same period in 2006.

Corporate selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,
2007	2006	Increase/(Decrease)

$20,299	$20,989	$(690)	(3.3)%

Corporate selling, general and administrative expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The decrease in corporate expenses during the nine months ended September 30, 2007 resulted primarily from the reduction of retention bonus expenses anticipated to be paid to the CFO given his announced departure in December 2007, which is earlier than the retention date of October 2010 called for in his employment agreement. The decrease was also due to the absence of expenses associated with the August 2006 25th Anniversary event and reduced severance expenses. These decreases were partially offset by additional legal and professional fees associated with the voluntary investigation of our historical stock option grant practices and higher compensation, mostly from recent hires, and additional recruiting fees, research and contract labor expenses. Excluding the retention bonus expenses and the legal and professional fees associated with the voluntary stock option grant investigation, corporate selling, general and administrative expenses decreased 3.3% for the nine months ended September 30, 2007, compared to the same period in 2006.

Stock-based compensation

Nine Months Ended September 30,
2007	2006	Increase/(Decrease)

$2,536	$3,964	$(1,428)	(36.0)%

Stock-based compensation consists of expenses associated with SFAS No. 123(R), which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for awards expected to vest. Stock based compensation also includes expenses associated with restricted stock grants. The decrease in stock-based compensation for the nine months ended September 30, 2007 was primarily due to cancellations and the completion of the vesting period for certain stock option grants.

Depreciation and amortization

Nine Months Ended September 30,
2007	2006	Increase/(Decrease)

$11,413	$10,629	$784	7.4%

The increase in depreciation and amortization for the nine months ended September 30, 2007 was primarily due to an increase in amortization for the WMOJ-FM intellectual property acquisition made in September 2006, an increase in depreciation for two stations acquired or operated since August 2006, and an increase in depreciation for capital expenditures made subsequent to September 30, 2006. These increases were partially offset by the completion of trade names amortization in a certain market.

Impairment of long-lived assets

Nine Months Ended September 30,
2007	2006	Increase/(Decrease)

$5,506	$—	$5,506	—

The increase in impairment of long-lived assets for the nine months ended September 30, 2007 was related to a one-time charge for the impairment of goodwill and the radio broadcasting license for our Boston station, WILD-AM.

Interest income

Nine Months Ended September 30,
2007	2006	Increase/(Decrease)

$852	$1,034	$(182)	(17.6)%

The decrease in interest income for the nine months ended September 30, 2007 is primarily due from interest income from an income tax receivable as well as lower average cash balances, cash equivalents and short-term investments.

Interest expense

Nine Months Ended September 30,
2007	2006	Increase/(Decrease)

$55,047	$54,079	$968	1.8%

The increase in interest expense resulted from higher market interest rates on the variable portion of our debt, which was partially offset by interest savings from debt pay downs resulting in lower overall net borrowings as of September 30, 2007. The increase in interest expense also resulted from fees associated with the operation of WPRS-FM (formerly WXGG-FM) pursuant to an LMA, which began in April 2007. LMA fees are classified as interest expense.

Equity in loss of affiliated company

Nine Months Ended September 30,
2007	2006	Increase/(Decrease)

$7,551	$1,569	$5,982	381.3%

The increase in loss of affiliated company during the nine months ended September 30, 2007 is primarily due to an increase in our share of TV One’s losses related to TV One’s current capital structure and the Company’s ownership levels in the equity securities of TV One that are currently absorbing its net losses.

Provision for income taxes

Nine Months Ended September 30,
2007	2006	Increase/(Decrease)

$4,691	$16,393	$(11,702)	(71.4)%

The decrease in the provision for income taxes was due primarily to a significant decrease in the pre-tax income for the nine months ended September 30, 2007, compared to the same period in 2006. In addition, this decrease was also impacted by various discrete items on a year-to-date basis, including the tax impact of impairment charges, the cancellation of non-qualified stock options, and the cumulative impact of Internal Revenue Code Section 162(m) adjustments. Our effective tax rate on a year-to-date basis as of September 30, 2007 was 45.6% compared to 46.8% for the same period in 2006. As of September 30, 2007, our annual effective tax rate is projected at 51.2%, which is impacted by the permanent differences between incomes subject to tax for book purposes versus tax purposes.

Minority interest in income of subsidiaries

Nine Months Ended September 30,
2007	2006	Increase/(Decrease)

$3,099	$1,920	$1,179	61.4%

The increase in minority interest in income of subsidiaries is due to an increase in Reach Media’s net income and a decrease in the net loss of certain other consolidated entities for the nine months ended September 30, 2007, compared to the same period in 2006.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our credit facilities and other debt or equity financing.

In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The term of the Credit Agreement is seven years and the amount available under the Credit Agreement consists of a $500.0 million revolving facility and an initial $300.0 million term loan. Borrowings under the credit facility are subject to compliance with certain provisions of the Credit Agreement, including financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, refinancing under certain conditions, investments and acquisitions permitted under the Credit Agreement, and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.60 to 1.00 through June 30, 2008, no less than 1.75 to 1.00 from July 1, 2008 to December 31, 2009, no less than 2.00 to 1.00 from January 1, 2010 through December 31, 2010, and no less than 2.25 to 1.00 from January 1, 2011 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.75 to 1.00 through March 31, 2008, no greater than 7.50 to 1.00 from April 1, 2008 through September 30, 2008, no greater than 7.25 to 1.00 from October 1, 2008 through June 30, 2010, no greater than 6.50 to 1.00 from July 1, 2010 through September 30, 2011, and no greater that 6.00 to 1.00 from October 1, 2011 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the Credit Agreement in June 2005, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Company repaid $102.5 million of the outstanding term loan in September 2007, with the proceeds of the sale of assets and cash on hand. The Company is in compliance with all debt covenants as September 30, 2007

As of September 30, 2007, we had approximately $360.8 million of committed but unused borrowings. Taking into consideration the covenants under the Credit Agreement, $73.5 million of that amount was available to be drawn down. Both the term loan facility and the revolving facility under the Credit Agreement bear interest, at our option, at a rate equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus a spread that ranges from 0.63% to 2.25%, or (ii) the prime rate plus a spread of up to 1.25%. The amount of the spread varies depending on our leverage ratio. We also pay a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the unused commitment of the revolving facility.

Under the Credit Agreement, we are required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of September 30, 2007, we had three swap agreements in place for a total notional amount of $75.0 million, and the periods remaining on these three swap agreements range in duration from 9 to 57 months.

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

The following table summarizes the interest rates in effect with respect to our debt as of September 30, 2007:

	Amount	Applicable
Type of Debt	Outstanding	Interest Rate
	(In millions)

Senior bank term debt (swap matures June 16, 2012)(1)	$25.0	6.72%
Senior bank term debt (swap matures June 16, 2010)(1)	25.0	6.57%
Senior bank term debt (swap matures June 16, 2008)(1)	25.0	6.38%
Senior bank term debt (subject to variable interest rates)(2)	122.5	7.63%
Senior bank revolving debt (subject to variable interest rates)(2)	137.5	7.63%
8 7/8% senior subordinated notes (fixed rate)	300.0	8.88%
6 3/8% senior subordinated notes (fixed rate)	200.0	6.38%
Seller financed acquisition loan	1.4	5.10%

(1)	A total of $75.0 million is subject to fixed rate swap agreements that became effective in June 2005. Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our Credit Agreement. That spread is currently set at 2.25% and is incorporated into the applicable interest rates set forth above.

(2)	Subject to rolling 90-day LIBOR plus a spread currently at 2.25% and incorporated into the applicable interest rate set forth above.

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

The following table provides a comparison of our statements of cash flows for the nine months ended September 30, 2007 and 2006:

	2007	2006
	(In thousands)

Net cash flows from operating activities	$16,473	$44,400
Net cash flows from (used in) investing activities	81,191	(64,594)
Net cash flows (used in) from financing activities	(108,530)	18,036

Net cash flows from operating activities were approximately $16.5 million and $44.4 million for the nine months ended September 30, 2007 and 2006, respectively. Cash flows from operating activities for the nine months ended September 30, 2007 decreased from the prior year due primarily to a decrease in net income of approximately $19.4 million and a decrease in overall working capital.

Net cash flows from investing activities were approximately $81.2 million for the nine months ended September 30, 2007 compared to net cash flows used in investing activities of approximately $64.6 million for the nine months ended September 30, 2006. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $5.8 million and $10.2 million for the nine months ended September 30, 2007 and 2006, respectively. We funded approximately $8.7 million of our investment commitment in TV One for each of the nine month periods ended September 30, 2007 and 2006. The Company received $104.0 million in proceeds from completing the sales of certain radio stations in the Louisville, Dayton, and Minneapolis markets during the nine months ended September 30, 2007. Also, during the nine months ended September 30, 2006, we acquired the assets of WHHL-FM (formerly WRDA-FM), a radio station located in the St. Louis metropolitan area for approximately $20.0 million and the assets of WIFE-FM, a radio station in the Cincinnati metropolitan area for approximately $18.2 million. In connection with this acquisition, we also acquired the intellectual property of radio station WMOJ-FM, also in the Cincinnati market, for approximately $5.0 million in cash and changed WIFE-FM’s call sign to WMOJ-FM.

Net cash flows used in financing activities were approximately $108.5 for the nine months ended September 30, 2007 compared to net cash flows provided from financing activities of approximately $18.0 million for the nine months ended September 30, 2006. The Company used $102.5 million of the proceeds from completing the sales of certain radio stations to pay down debt during the nine months ended September 30, 2007. In addition, the Company incurred approximately $3.0 million in amendment fees associated with amending financial covenants of the Credit Agreement. During the nine months ended September 30, 2006, we borrowed approximately $33.0 million from our credit facility and paid approximately $2.9 million in dividends to Reach Media’s minority interest shareholders. In September 2006, we made a repayment on our revolving credit facility of $12.0 million.

From time to time we consider opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic investments and divestitures. In July 2007, we acquired the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area, for approximately $2.6 million in seller financing. Up until closing in July 2007, we had been operating WDBZ-AM pursuant to an LMA since August 2001. In April 2007, we entered into an agreement to acquire the assets of WPRS-FM (formerly WXGG-FM), a radio station located in the Washington, DC metropolitan area, for approximately $38.0 million in cash, and a local marketing agreement with Bonneville International Corporation to operate the radio station pending the completion of the acquisition. Subject to the necessary regulatory approvals, we expect to complete the acquisition in the first quarter of 2008. Other than our agreement to purchase WPRS-FM (formerly WXGG-FM) from Bonneville, and our agreement with an affiliate of Comcast Corporation, DIRECTV and other investors to fund TV One (the balance of our commitment was approximately $13.7 million at September 30, 2007), we have no other definitive agreements to make acquisitions of additional radio stations or to make strategic investments. We anticipate that any future acquisitions or strategic investments will be financed through funds generated from operations, cash on hand, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.

As of September 30, 2007, we had two standby letters of credit totaling $487,000 in connection with our annual insurance policy renewals and a third standby letter of credit totaling approximately $1.3 million in connection with a special event. The standby letter of credit in place for the special event is reduced each time payments against the total guarantee are made to the vendor. To date, there has been no activity on these standby letters of credit.

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

We believe that, based on current levels of operations and anticipated internal growth, for the foreseeable future, cash flows from operations together with other available sources of funds will be adequate to make required payments of principle and interest on our indebtedness, to fulfill our commitment to fund TV One, to fund acquisitions, and to fund anticipated capital expenditures and working capital requirements. However, in order to finance future acquisitions or investments, if any, we may require additional financing and there can be no assurance that we will be able to obtain such financing on terms acceptable to us.

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

Goodwill and Radio Broadcasting Licenses

We have made several acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of September 30, 2007, we have recorded approximately $1.7 billion in radio broadcasting licenses and goodwill, which represented approximately 84% of our total assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for such assets owned as of October 1st, we test annually for impairment during each fourth quarter. Asset impairment exists when the recorded value of these assets exceeds their respective fair value. When the recorded value exceeds fair value, an impairment amount is charged to operations for the excess. We have recorded $0 and approximately $15.9 million in impairment charges for the three months and nine months ended September 30, 2007, respectively, and no impairment charges for the same periods in 2006. We believe estimating the value of radio broadcasting licenses and goodwill is a critical accounting estimate because:

•	the carrying value of radio broadcast licenses and goodwill is significant in relation to our total assets;

•	the estimate contains assumptions incorporating variables including, but not limited to, discounted cash flows, market revenue and growth projections, stations performance, profitability margins, capital expenditures, multiples for station sales, our weighted-average cost of capital and terminal values; and

•	Our recent asset disposition strategy, and corresponding multiples and sale prices have, and could continue to result in indicators of impairment associated with these assets.

Changes in our estimated fair values as a result of either future asset disposition or our annual impairment testing could result in future write-downs to the recorded values of these assets.

Allowance for Doubtful Accounts

We must make an estimated allowance for the uncollectibility of our accounts receivable. We review historical write-off activity by market, customer concentrations, customer creditworthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the past four years, including the nine months ended September 30, 2007, our historical results have usually averaged approximately 6% of our outstanding trade receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required.

Deferred Taxes and Effective Tax Rates

We estimate the provision for income taxes, income tax liabilities, deferred tax assets and liabilities, and any valuation allowances in accordance with FAS No. 109, “Accounting for Income Taxes”. We estimate effective tax rates based on local tax laws and statutory rates, apportionment factors, taxable income for our operating jurisdictions and disallowable items, among other factors. Audits by the Internal Revenue Service or state and local tax authorities could yield different interpretations from our own, and differences between taxes recorded and taxes owed per our filed returns could cause us to record additional taxes.

To address the exposures of unrecognized tax positions, in January 2007, we adopted (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — Interpretation of SFAS No. 109, which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. Upon the adoption of FIN No. 48, we recorded a $923,000 increase to our net tax liability in order to account for the impact of potential unfavorable outcomes of our tax positions if challenged by taxing authorities. This $923,000 was a cumulative effect adjustment as January 1, 2007. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

We also have significant net operating loss (“NOL”) carryforwards which are recorded as deferred tax assets in the amounts of approximately $300.8 million of gross federal NOLs and approximately $19.1 million of net state NOLs as of December 31, 2006, which expire beginning in 2018 through 2026. Where appropriate, we have recorded a valuation allowance against certain state NOLs where future tax benefits may not be realized. Based on our current estimates and judgments of projected taxable income, including gains from asset sales, and tax planning strategies, such as transfer pricing, we believe that the remaining NOLs will be utilized within the carryforward period. If we do not generate the projected levels of taxable income and if our tax planning strategies do not materialize as assumed, we may not realize future tax benefits from remaining NOLs, and additional valuation allowances may need to be recorded.

Valuation of Share-Based Compensation

We determine the fair value of stock options using the Black-Scholes model (“BSM”). The BSM incorporates various highly subjective assumptions including expected stock price volatility, for which historical data is heavily relied upon, expected life of options granted, forfeiture rates and interest rates. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that previously recorded.

Contingencies and Litigation

We regularly evaluate our exposure relating to any contingencies or litigation and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss, or are probable, but for which an estimate of the liability is not currently available. To the extent actual contingencies and litigation outcomes differ from amounts previously recorded, additional amounts may need to be reflected.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — Interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 were effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The impact to the Company of adopting FIN No. 48 on its financial statements is a $923,000 increase to accumulated deficit and a corresponding increase to income tax liability as of January 1, 2007.

CAPITAL AND COMMERCIAL COMMITMENTS

Long-term debt

Our long-term debt consists of obligations under our Credit Agreement, our 8 7/8% senior subordinated notes and our 6 3/8% senior subordinated notes.

Lease obligations

We have non-cancelable operating leases for office space, studio space, and broadcast towers and transmitter facilities that expire over the next 22 years.

Operating Contracts and Agreements

We have other operating contracts and agreements including employment contracts, on-air contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements and other general operating agreements that expire over the next seven years.

Contractual Obligations Schedule

The following table represents our contractual obligations as of September 30, 2007:

	Payments Due by Period
	October-
	December					2012 and
Contractual Obligations	2007	2008	2009	2010	2011	Beyond	Total
	(In thousands)

8 7/8% senior subordinated notes(1)	$13,313	$26,625	$26,625	$26,625	$313,313	$—	$406,501
6 3/8% senior subordinated notes(1)	4,781	12,750	12,750	12,750	12,750	212,750	268,531
Credit facilities(2)	9,436	51,829	69,172	70,631	66,945	176,069	444,082
Other operating contracts/agreements(3)(4)(5)	18,412	34,259	26,394	10,693	11,088	33,437	134,283
Operating lease obligations	1,999	7,447	6,544	5,657	4,965	13,465	40,077

Total	$47,941	$132,910	$141,485	$126,356	$409,061	$435,721	$1,293,474

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of September 30, 2007.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of September 30, 2007.

(3)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements.

(4)	Includes a retention bonus of approximately $2.0 million pursuant to an employment agreement with the Chief Administrative Officer (“CAO”) for remaining employed with the Company through and including October 31, 2008. If the CAO’s employment ends before October 31, 2008, the amount paid will be a pro rata portion of the retention bonus based on the number of days of employment between October 31, 2004 and October 31, 2008.

(5)	Includes an anticipated retention bonus payment of approximately $3.5 million pursuant to an employment agreement with the Chief Financial Officer (“CFO”) for remaining employed with the Company until his announced departure date of December 31, 2007. This amount anticipated to be paid is a pro rata portion of a $7.0 million retention bonus, had he remained employed with the Company for ten years, and is based on the number of days of employment between October 18, 2005 and December 31, 2007.

Reflected in the obligations above, as of September 30, 2007, we had three swap agreements in place for a total notional amount of $75.0 million. The periods remaining on the swap agreements range in duration from 9 to 57 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance.

RELATED PARTY TRANSACTION

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

Changes in internal control over financial reporting

During the quarter ended September 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2001, Radio One and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, captioned, In re Radio One, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10160. Similar complaints were filed in the same court against hundreds of other public companies (Issuers) that conducted initial public offerings of their common stock in the late 1990s (“the IPO Cases”). In the complaint filed against Radio One (as amended), the plaintiffs claimed that Radio One, certain of its officers and directors, and the underwriters of certain of its public offerings violated Section 11 of the Securities Act. The plaintiffs’ claim was based on allegations that Radio One’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by the underwriters, and the stock allocation practices of the underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that these omissions constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

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

In July 2003, a Special Litigation Committee of Radio One’s board of directors approved in principle a tentative settlement with the plaintiffs. The proposed settlement would have provided for the dismissal with prejudice of all claims against the participating Issuers and their officers and directors in the IPO Cases and the assignment to plaintiffs of certain potential claims that the Issuers may have against their underwriters. In September 2003, in connection with the proposed settlement, Radio One’s named officers and directors extended the tolling agreement so that it would not expire prior to any settlement being finalized. In June 2004, Radio One executed a final settlement agreement with the plaintiffs. In 2005, the court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement. On February 24, 2006, the Court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the Court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the district court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” Thereafter, the District Court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the settlement will not be finally approved.

Plaintiffs filed amended complaints in the six “focus cases” on or about August 14, 2007. In September 2007, Radio One’s named officers and directors again extended the tolling agreement with plaintiffs. On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the “focus cases” and to appoint class representatives and class counsel in those cases. The issuers in the “focus cases” expect to file motions to dismiss the claims against them on or about November 9, 2007.

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

On July 19, 2007, the Company held its Annual Meeting of its holders of common stock pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated June 21, 2007, a copy of which has been previously filed with the Securities and Exchange Commission. Stockholders were asked to vote upon the following proposals:

1) The election of Terry L. Jones and Brian W. McNeill as Class A directors to serve until the 2008 annual meeting of stockholders or until their successors are duly elected and qualified.

2) The election of Catherine L. Hughes, Alfred C. Liggins, III, D. Geoffrey Armstrong, Ronald E. Blaylock and B. Doyle Mitchell, Jr. as directors to serve until the 2008 annual meeting of stockholders or until their successors are duly elected and qualified.

3) The ratification of the appointment of Ernst & Young LLP as independent auditors for Radio One for the year ending December 31, 2007.

		Number of Votes
		Class A	Class B

Proposal 1
Jones	For	2,030,727
	Withhold Authority	104,544
McNeill	For	2,028,827
	Withhold Authority	106,444
Proposal 2
Hughes	For	1,035,749	28,618,430
	Withhold Authority	1,099,522
Liggins	For	1,035,535	28,618,430
	Withhold Authority	1,099,736
Armstrong	For	2,037,531	28,618,430
	Withhold Authority	97,740
Blayock	For	2,119,108	28,618,430
	Withhold Authority	16,163
Mitchell	For	862,837	28,618,430
	Withhold Authority	1,272,434
Proposal 3	For	2,121,208	28,618,430
	Against	13,241
	Abstain	822

Item 5.	Other Information

On August 6, 2007, Barry A. Mayo joined the Company as President of the Radio Division. In connection with his employment, the Company entered into an Employment Agreement dated August 6, 2007 (the “Agreement”) with Mr. Mayo, effective immediately. As compensation under the Agreement, Mr. Mayo will receive the following:

•	annual base salary of $500,000, and annual increases of not less than 3%;

•	a quarterly bonus potential up to $25,000 at the conclusion of each quarter, beginning with the fourth quarter of 2007, based on achievement of broadcast cash flow goals;

•	discretionary annual incentive bonus in accordance with Company’s standard bonus payment schedule and policy based on performance and operating results of the Radio Division;

•	a restricted stock grant of 50,000 shares of Class D common stock, vesting in two equal annual increments or upon a change in control;

•	options to purchase 50,000 shares of the Company’s Class D common stock, at an exercise price equal to the closing price of the stock on the grant date. The shares have a grant date value equal to $105,500 based on the method used by the Company for computing stock option expense for financial statement purposes. The options vest in two equal annual increments and shall vest fully in the event of a change in control.

The Agreement provides for potential severance payments as follows:

•	a pro rata portion of any bonus earned, if employment is terminated due to death or disability;

•	in the event of termination without cause, severance in the amount of $300,000.

The foregoing description of the Agreement is qualified in its entirety by reference to the Agreement, which has been filed with the June 30, 2007 Form 10-Q as Exhibit 10.2 and is incorporated herein by reference.

Prior to his appointment as President of the Radio Division at Radio One, Mr. Mayo served as a consultant to the Company from July 2006 until he joined Radio One. He was Sr. Vice President and Market Manager of Emmis Communications Corporation, a publicly held radio broadcasting and media company, from 2003 to 2006. Prior to that Mr. Mayo was a consultant with Mayomedia, a media consulting firm he founded in 1995.

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

November 8, 2007