Form 10-K
period 2007-12-31
RADIO ONE INC
filed 2008-02-29
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007
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

Large accelerated filer ☑          Accelerated filer ☐           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at February 22, 2008
Class A Common Stock, $.001 par value	3,814,761
Class B Common Stock, $.001 par value	2,861,843
Class C Common Stock, $.001 par value	3,121,048
Class D Common Stock, $.001 par value	89,145,194

The aggregate market value of common stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Class A and Class D common stock on June 30, 2007, was approximately $575.0 million.

RADIO ONE, INC. AND SUBSIDIARIES

Form 10-K
For the Year Ended December 31, 2007

CERTAIN DEFINITIONS

Unless otherwise noted, the terms “Radio One,” “the Company,” “we,” “our” and “us” refer to Radio One, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecast or anticipated in the forward-looking statements.  These risks, uncertainties and factors include, but are not limited to the factors described under the heading “Risk Factors” contained in this report.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

Overview

Radio One is one of the nation’s largest radio broadcasting companies and the largest broadcasting company primarily targeting African-American and urban listeners.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, we have recently engaged in a business and revenue diversification plan and have made acquisitions and investments in other complementary media properties. Over the past year, we have also been engaged in a $150.0 million non-strategic radio asset disposition plan.  From December 2006 through 2007, we disposed of 18 stations in five markets pursuant to that plan.  Currently, on a pro forma basis, after the closing of the sale of our Miami station, we will own and/or operate 54 radio stations located in 17 urban markets in the United States.  Our other media acquisitions and investments include our approximate 36% ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 51% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; and our acquisition of certain assets of Giant Magazine, LLC (“Giant Magazine”), an urban-themed lifestyle and entertainment magazine.

Within our core business, we believe radio broadcasting primarily targeting African-Americans continues to have growth potential and that we have a competitive advantage in the African-American market and the radio industry in general due to our focus on urban formats and our skill in programming and marketing these formats. To maintain and improve our competitive position, we continually explore opportunities in other forms of media that are complementary to our radio business, which we believe will allow us to leverage our expertise in the African-American market and our significant listener base.  As we continue to engage in our diversification strategy, we anticipate that other sources of revenue, such as internet advertising revenue, will comprise more of our overall revenue.

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

Significant 2007 and Recent Events

On February 20, 2008, Peter Thompson assumed the role of Executive Vice President and Chief Financial Officer of the Company.  Mr. Thompson comes to the Company with over 20 years of financial experience and has served as the Company’s Executive Vice President of Corporate Development since October 1, 2007.  Mr. Thompson assumed the role after the departure of Scott R. Royster, as of the close of business on December 31, 2007.

Acquisitions

In July 2007, the Company purchased the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area for approximately $2.6 million in seller financing. Since August 2001 and up until closing, the station had been operated under a local marketing agreement (“LMA”), and the results of its operations had been included in the Company’s consolidated financial statements since the LMA commenced.

In April 2007, the Company signed an agreement and made a deposit of $3.0 million to acquire the assets of WPRS-FM (formerly WXGG-FM), a radio station located in the Washington, DC metropolitan area for approximately $38.0 million in cash. The Company began operating the station under an LMA in April 2007 and the financial results since inception of the LMA have been included in the Company’s consolidated financial statements. The station has been consolidated with the existing Washington, DC operations.  The Company expects to complete this acquisition in the second quarter of 2008.

        In December 2006, we acquired certain assets of Giant Magazine for $270,000. Giant Magazine is an urban-themed lifestyle and entertainment magazine. The publication will continue to be based in New York, while certain back-office functions have been consolidated into Radio One’s corporate offices.

Dispositions

Throughout 2007, the Company closed on numerous sales of assets and entered into an agreement to sell the assets of one of its radio stations as outlined below.

Augusta Stations:  In December 2007, the Company closed on the sale of the assets of its five radio stations in the Augusta metropolitan area to Perry Broadcasting Company for approximately $3.1 million in cash.

Louisville Station:  In November 2007, the Company closed on the sale of the assets of WLRX-FM, its remaining radio station in the Louisville metropolitan area to WAY FM Media Group, Inc. for approximately $1.0 million in cash.

Miami Station:  In October 2007, the Company entered into an agreement to sell the assets of its radio station WMCU-AM (formerly WTPS-AM), located in the Miami metropolitan area, to Salem Communications Holding Corporation (“Salem”) for approximately $12.3 million in cash. Salem began operating the station under an LMA effective October 18, 2007.  Subject to the necessary regulatory approvals, the transaction is expected to close in the second quarter of 2008.

Dayton and Louisville Stations:  In September 2007, the Company closed on the sale of the assets of its five radio stations in the Dayton metropolitan area and five of its six radio stations in the Louisville metropolitan area to Main Line Broadcasting, LLC for approximately $76.0 million in cash.

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

Our Stations and Markets

The table below provides information about our radio stations and the markets in which we operated as of December 31, 2007.

	Radio One			Market Data
			Entire
			Audience
			Four Book		Ranking by
			Average		Size of	Estimated
			(Ending		African-	Fall 2007 Metro
			Fall 2007)	Estimated 2007	American	Population Persons 12+(c)
	Number of Stations		Audience	Annual Radio	Population		African-
Market	FM	AM	Share(a)	Revenue(b)	Persons 12+(c)	Total	American%
				($ millions)		(millions)
Atlanta	4	-	14.7	405.3	3	4.3	30.8%
Washington, DC (1)	3	2	11.8	377.6	4	4.2	26.8%
Philadelphia	3	-	8.6	305.2	5	4.4	20.2%
Detroit	2	1	6.3	231.0	6	3.9	21.9%
Los Angeles	1	-	1.4	1,044.4	7	10.9	7.5%
Houston	3	-	13.3	389.9	8	4.6	16.4%
Miami (2)	-	1	N/A	313.6	9	3.5	20.3%
Dallas	2	-	5.9	421.6	10	5.0	14.1%
Baltimore	2	2	15.8	152.1	11	2.3	28.1%
St. Louis	2	-	6.4	142.8	14	2.3	18.3%
Charlotte	2	-	5.6	113.7	16	1.9	20.9%
Cleveland	2	2	13.9	112.3	17	1.8	19.1%
Richmond	4	1	21.7	61.7	19	.9	29.7%
Raleigh-Durham	4	-	18.7	86.0	20	1.2	21.7%
Boston	-	1	0.6	316.8	21	3.9	6.6%
Cincinnati	2	1	9.4	124.7	29	1.8	12.0%
Columbus	3	-	13.0	107.3	30	1.4	14.6%
Indianapolis (3)	3	1	18.6	98.4	31	1.4	14.8%

Total	42	12

(1) (2) (3)
In the Washington, DC market, we began operating WPRS-FM (formerly known as WXGG-FM) pursuant to an LMA in April 2007.  Therefore, Washington, DC audience data includes a four book average for WKYS-FM, WMMJ-FM and WYCB-AM and a three book average for WPRS-FM.

Pursuant to our non-strategic asset radio disposition plan, in October 2007 we entered into an agreement to sell the assets of our Miami station.

WDNI-LP, the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

(a)
Audience share data are for the 12+ demographic and derived from the Arbitron Survey four book averages ending with the Fall 2007 Arbitron Survey. In the Miami market, we provide no audience share data because we do not subscribe to the Arbitron service for our station in that market.

(b)	2007 estimated annual radio revenues are from BIA Financials Investing in Radio Market Report, 2007 Fourth Edition.

(c)	Population estimates are from the Arbitron Radio Market Report, Fall 2007.

The African-American Market Opportunity

        We believe that urban-oriented media primarily targeting African-Americans continues to have growth potential for the following reasons:

Rapid African-American Population Growth.  From 2000 to 2005, the African-American population grew 4.8%, compared to a 4.3% overall population growth rate, and accounted for 12.1% of total population growth. The African-American population is expected to increase by approximately 2.4 million between 2005 and 2010 to approximately 40.0 million, a 9.9% increase from 2000, compared to an expected increase during the same period of 6.0% for the non-African-American population. African-Americans are expected to make up 17.9% of total population growth during the period from 2005 - 2010. (Source: U.S. Census Bureau, 2004, “U.S. Interim Projections by Age, Sex, Race, and Hispanic Origin.”) According to the U.S. Census, the average African-American population is nearly five years younger than the total U.S. population. As a result, urban formats, in general, tend to skew younger than formats targeted to the general market population. Within the next 30 years the African-American population is expected to exceed 50 million people and will represent more than 14% of the total U.S. population. The African-American consumer market is widespread geographically and represents an attractive customer segment in many states. (Source: The Multicultural Economy, the University of Georgia’s Selig Center for Economic Growth, 2006 Edition).

High African-American Geographic Concentration.  An analysis of the African-American population shows a high degree of geographic concentration.  A recent study shows that while the most populous five U.S. markets are home to 21.0% of the overall U.S. population, 27.0% of the African-American population resides in those same markets.  Expanding the analysis to the most populous 20 U.S. markets, 45.0% of the overall U.S. population resides within these markets, with 57% of the African-American population residing within them.  (Source: “Markets Within Markets,” CAB Race, Relevance and Revenue, June 2007).  The practical implication of this concentration is that constructing a geographic media strategy across radio and the Internet can have a much more meaningful reach towards the African-American population than non-African-American populations.

Higher African-American Income Growth.  The economic status of African-Americans improved at an above-average rate over the past two decades. The per capita income of African-Americans is expected to increase 21.1% between 2005 and 2010 (Source: U.S. Census Bureau, Historical Income Data). African-American buying power was estimated at $799 billion in 2006, up from $590 billion in 2000. African-American buying power is expected to increase to $1.1 trillion by 2011, up by 237.0% in 22 years. (Source: “Black Buying Power,” CAB Race, Relevance and Revenue, June 2007).  In addition, the African-American consumer tends to have a different consumption profile than non-African-Americans. A report published by the Cable Advertising Bureau notes those products and services for which African-American households spent more or a higher proportion of their money than non-African-Americans. The products and services included apparel and accessories, appliances, consumer electronics, food, personal care products, telephone service and transportation. Such findings imply that utilities, telecom firms, clothing and grocers would greatly benefit from marketing directly to African-American consumers.  This is particularly true in those states (including the District of Columbia) with the largest share of total African-American buying power, such as the District of Columbia (31.1%), Maryland (22.0%), Georgia (20.5%), North Carolina (14.5%) and Virginia (13.1%).  (Source: “Black Buying Power,” CAB Race, Relevance and Revenue, June 2007).

Growth in Advertising Targeting the African-American Market.  We continue to believe that large corporate advertisers are becoming more focused on reaching minority consumers in the United States. The African-American community is considered an emerging growth market within a mature domestic market. Over the 12-month period October 1, 2006 to September 30, 2007, advertisers spent $2.3 billion across all media targeting African-Americans.  Of that amount, advertisers spent $805 million, or 35% of total media spending, on radio formats targeting African-Americans. Advertisers use radio to target African-Americans more than any other medium. (Source:  “Big Ad-Spend on Radio Targeting Blacks” Mediaweek, January 29, 2008).  We believe many large corporations are expanding their commitment to ethnic advertising. The companies that successfully market to the African-American audience have focused on building brand relationships. Advertisers are making an effort to fully understand the African-American consumer, and to relate to them with messages that are relevant to their community. They are accomplishing this by visibly and consistently engaging the African-American consumer, involving themselves with the interests of the African-American consumer and increasing African-American brand loyalty.

Growing Influence of African-American Culture.  We believe that there continues to be an ongoing “urbanization” of many facets of American society as evidenced by the influence of African-American culture in the areas of politics, music, film, fashion, sports and urban-oriented television shows and networks. We believe that many companies from a broad range of industries and prominent fashion designers have embraced this urbanization trend in their products as well as their advertising messages.

Significant and Growing Internet Usage among African-Americans with Limited Targeted Online Content Offerings.  African-Americans are becoming significant users of the Internet. The same factors driving increases in African-American buying power, such as improvements in education, income and employment are also increasing African-American Internet usage. One study estimates that African-Americans will make up 11.8% of all U.S. Internet users in 2011, up from 10.8% in 2006.  (Source:  "African Americans Online", eMarketer, 2007).  In one of the more recent studies available that tracks Internet usage patterns, African-Americans were found to use the Internet more hours per day than the general online population. Additionally, the growth of Internet penetration and high-speed Internet penetration in African-American households is expected to remain above that of the general population. Furthermore, even with such high penetration, the overwhelming number of African-Americans say there is not enough online content that is targeted towards them as a distinct culture with its own needs and values. (Source: 2005 AOL African-American Cyberstudy, conducted for America Online by Images Market Research). In fact, we believe that there is no one company that dominates the African-American market online and the lack of any strong competitive presence presents a significant opportunity for us to build an online business that is highly scalable.

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

Investment in Complementary Businesses.  We intend to continue to invest in complementary businesses in the media and entertainment industry. The primary focus of these investments will be on businesses that provide entertainment and information content to African-American consumers. Such investments now include the Internet and publishing. We believe that our existing asset base and audience coverage provide us with a competitive advantage in these new businesses.

Top 60 African-American Radio Markets in the United States

The table below notes the top 60 African-American radio markets in the United States. Boxes and bold text indicate markets where we own and/or operate radio stations. Population estimates are for 2007 and are based upon data provided by Arbitron.

Rank	Market	African-American Population (Persons 12+)	African-Americans as a Percentage of the OverallPopulation (Persons 12+)
		(In thousands)
1	New York, NY	2,663	17.4%
2	Chicago, IL	1,378	17.7
3	Atlanta, GA	1,315	30.8
4	Washington, DC	1,127	26.8
5	Philadelphia, PA	878	20.2
6	Detroit, MI	846	21.9
7	Los Angeles, CA	813	7.5
8	Houston-Galveston, TX	760	16.4
9	Miami-Ft. Lauderdale-Hollywood, FL	718	20.3
10	Dallas-Ft. Worth, TX	702	14.1
11	Baltimore, MD	634	28.1
12	Memphis, TN	468	43.6
13	San Francisco, CA	425	7.1
14	St. Louis, MO	422	18.3
15	Norfolk-Virginia Beach-Newport News, VA	422	31.8
16	Charlotte-Gastonia-Rock Hill, NC	394	20.9
17	Cleveland, OH	341	19.1
18	New Orleans, LA	282	30.9
19	Richmond, VA	275	29.7
20	Raleigh-Durham, NC	267	21.7
21	Boston, MA	255	6.6
22	Birmingham, AL	250	28.3
23	Tampa-St. Petersburg-Clearwater, FL	249	10.6
24	Jacksonville, FL	238	21.5
25	Orlando, FL	234	15.8
26	Greensboro-Winston-Salem-High Point, NC	234	20.3
27	Nassau-Suffolk (Long Island), NY	215	9.1
28	Milwaukee-Racine, WI	210	14.7
29	Cincinnati, OH	210	12.0
30	Columbus, OH	208	14.6
31	Indianapolis, IN	200	14.8
32	Kansas City, KS	200	12.5
33	Nashville, TN	184	15.5
34	Jackson, MS	181	46.0
35	Middlesex-Somerset-Union, NJ	180	13.1
36	Seattle-Tacoma, WA	180	5.4
37	Baton Rouge, LA	178	31.9
38	Minneapolis-St. Paul, MN	175	6.5
39	Riverside-San Bernardino, CA	170	9.3
40	Columbia, SC	166	32.7
41	West Palm Beach-Boca Raton, FL	165	14.8
42	Pittsburgh, PA	163	8.2
43	Las Vegas, NV	155	10.1
44	Charleston, SC	148	28.5
45	Augusta, GA	145	34.3
46	Greenville-Spartanburg, SC	143	16.9
47	Sacramento, CA	137	7.6
48	Phoenix, AZ	136	4.3
49	Louisville, KY	132	14.1
50	San Diego, CA	128	5.1
51	Mobile, AL	127	26.0
52	Greenville-New Bern-Jacksonville, NC	126	24.7
53	Shreveport, LA	126	37.2
54	Lafayette, LA	120	26.7
55	Montgomery, AL	119	40.2
56	Denver-Boulder, CO	117	5.2
57	Little Rock, AR	116	21.7
58	Dayton, OH	115	13.8
59	Wilmington, DE	114	19.3
60	Buffalo-Niagara Falls, NY	113	11.7

Operating Strategy

To maximize net revenue and station operating income at our radio stations, we strive to achieve the largest audience share of African-American listeners in each market, convert these audience share ratings to advertising revenue, and control operating expenses. Through our national presence we provide advertisers with a multi-media advertising platform that is a unique and powerful delivery mechanism to African-Americans.   We believe that as we continue to diversify into other media, the strength of this unique platform will become even more compelling.  The success of our strategy relies on the following:

•	market research, targeted programming and marketing;

•	ownership and syndication of programming content;

•	radio station clustering, programming segmentation and sales bundling;

•	strategic sales efforts; marketing platform to national advertisers; advertising partnerships and special events;

•	strong management and performance-based incentives; and

•	significant community involvement.

Market Research, Targeted Programming and Marketing

We use market research to tailor the programming, marketing and promotion of our radio stations and content of our complementary media to maximize audience share. We also use our research to reinforce our current programming and content and to identify unserved or underserved markets or segments of the African-American population and to determine whether to acquire a new radio station or reprogram one of our existing radio stations to target those markets or segments.

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

Ownership and Syndication of Programming Content

To diversify our revenue base, we seek to develop or acquire proprietary African-American targeted content. We distribute this content in a variety of ways, utilizing our own network of distribution assets or through distribution assets owned by others. If we distribute content through others, we will be paid for providing this content or receive advertising inventory in exchange. To date, our programming content efforts have included our investment in TV One and its related programming, our acquisition of 51% of the common stock of Reach Media, the acquisition of Giant Magazine and the recent development of several syndicated radio shows.

Radio Station Clustering, Programming Segmentation and Sales Bundling

We strive to build clusters of radio stations in our markets, with each radio station targeting different demographic segments of the African-American population. This clustering and programming segmentation strategy allows us to achieve greater penetration into each segment of our overall target market. We are then able to offer advertisers multiple audiences and to bundle the radio stations for advertising sales purposes when advantageous.

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

    Sales, Marketing and Special Events

We have assembled an effective, highly trained sales staff responsible for converting audience share into revenue. We operate with a focused, sales-oriented culture, which rewards aggressive selling efforts through a commission and bonus compensation structure. We hire and deploy large teams of sales professionals for each of our stations or station clusters, and we provide these teams with the resources necessary to compete effectively in the markets in which we operate. We utilize various sales strategies to sell and market our stations on a stand-alone basis, in combination with other stations within a given market, and across markets, where appropriate.

We have created a national platform of radio stations in some of the largest African-American markets. This platform reaches approximately 10 million listeners weekly, more than that of any other radio broadcaster primarily targeting African-Americans. Given the high degree of geographic concentration among the African-American population, national advertisers find advertising on our radio stations an efficient and cost-effective way to reach this target audience. Through our corporate sales department, we bundle and sell our platform of radio stations to national advertisers, thereby enhancing our revenue generating opportunities, expanding our base of advertisers, creating greater demand for our advertising time inventory and increasing the capacity utilization of our inventory and making our sales efforts more efficient.

We engage in joint sales and promotional activities across our various media properties, including TV One, Reach Media, and Giant Magazine, in order to provide additional value to our advertisers by creating a more efficient medium to reach African-American consumers.

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

Significant Community Involvement

We believe our active involvement and significant relationships in the African-American community in each of our markets provide a competitive advantage in targeting African-American audiences and significantly improve the marketability of our radio broadcast time to advertisers who are targeting such communities. We believe that a radio station’s image should reflect the lifestyle and viewpoints of the target demographic group it serves. Due to our fundamental understanding of the African-American community, we are well positioned to identify music and musical styles, as well as political and social trends and issues, early in their evolution. This understanding is then integrated into significant aspects of our operations and enables us to create enhanced awareness and name recognition in the marketplace. In addition, we believe our approach to community involvement leads to increased effectiveness in developing and updating our programming formats which in turn leads to greater listenership and higher ratings over the long-term.

Our Station Portfolio

The following table sets forth selected information about our portfolio of radio stations. Market population data and revenue rank data are from BIA Financials Investing in Radio Market Report, 2007 Fourth Edition. Audience share and audience rank data are based on Arbitron Survey four book averages ending with the Fall 2007 Arbitron Survey unless otherwise noted. As used in this table, “n/a” means not applicable or not available and (“t”) means tied with one or more radio stations.

						Four Book Average
						Audience		Audience		Audience		Audience
	Market Rank					Share in		Rank in		Share in		Rank in
	2007	2007				12+		12+		Target		Target
	Metro	Radio	Year		Target Age	Demo-		Demo-		Demo-		Demo-
Market	Population	Revenue	Acquired	Format	Demographic	Graphic		Graphic		Graphic		Graphic
Atlanta	8	6
WPZE-FM			1999	Contemporary Inspirational	25-54	4.1		5		4.0		7
WJZZ-FM			1999	NAC/Jazz	25-54	3.4		9		3.0		11
WHTA-FM			2002	Urban Contemporary	18-34	3.9		7	(t)	7.5		2
WAMJ-FM			2004	Urban AC	25-54	3.3		10	(t)	4.4		6

Washington, DC	9	7
WKYS-FM			1995	Urban Contemporary	18-34	4.3		5	(t)	8.6		2
WMMJ-FM			1987	Urban AC	25-54	5.2		4		5.5		2
WPRS-FM(1)			n/a	Contemporary Inspirational	25-54	2.3		16	(t)	2.6		14	(t)
WYCB-AM			1998	Gospel	25-54	0.4		32	(t)	0.2		39	(t)
WOL-AM			1980	News/Talk	35-64	n/a		n/a		n/a		n/a

Philadelphia	7	10
WPPZ-FM(2)			1997	Contemporary Inspirational	25-54	3.2	*	12	*	3.4	*	12	*
WPHI-FM(3)			2000	Urban Contemporary	18-34	2.5	*	19	(t)*	6.4	*	4	*
WRNB-FM(4)			2004	Urban AC	25-54	2.6	*	17	(t)*	2.7	*	16	*

Detroit	11	13
WHTD-FM			1998	Urban Contemporary	18-34	2.4		18		5.3		5	(t)
WDMK-FM			1998	Urban AC	25-54	3.1		12	(t)	3.3		12	(t)
WCHB-AM			1998	News/Talk	35-64	0.8		24	(t)	0.7		27	(t)

Los Angeles	2	1
KRBV-FM(5)			2000	Urban AC	25-54	1.4		23	(t)	1.5		22

Houston	6	8
KMJQ-FM			2000	Urban AC	25-54	5.4	*	2	*	5.4	*	3	*
KBXX-FM			2000	Urban Contemporary	18-34	5.2	*	3	*	8.4	*	2	*
KROI-FM(6)			2004	Contemporary Inspirational	25-54	1.9	*	22	*	2.4	*	18	(t)*

Miami	12	11
WMCU-AM(7)			2000	Christian	35-64	n/a		n/a		n/a		n/a

Dallas	5	4
KBFB-FM			2000	Urban Contemporary	18-34	3.9		4		6.3		3
KSOC-FM			2001	Urban AC	25-54	2.0		19		2.4		17

Baltimore	21	20
WERQ-FM			1993	Urban Contemporary	18-34	8.6		1		17.9		1
WWIN-FM			1992	Urban AC	25-54	6.2		4		7.5		2
WOLB-AM			1992	News/Talk	35-64	0.4		32	(t)	0.5		29	(t)
WWIN-AM			1993	Gospel	35-64	0.6		27	(t)	0.7		25

St. Louis	20	21
WFUN-FM			1999	Urban AC	25-54	3.4		13		3.8		9	(t)
WHHL-FM(8)			2006	Urban Contemporary	18-34	3.0		16		6.3		4

Cleveland	28	27
WENZ-FM			1999	Urban Contemporary	18-34	5.6		6		13.0		1
WERE-AM			1999	News/Talk	35-64	0.4		24	(t)	0.4		23	(t)
WZAK-FM			2000	Urban AC	25-54	6.6		5		7.7		1
WJMO-AM			2000	Contemporary Inspirational	25-54	1.3		18		1.3		16

Charlotte	25	30
WQNC-FM(9)			2000	Urban AC	25-54	2.3		15		2.8		15
WPZS-FM(10)			2004	Contemporary Inspirational	25-54	3.3		11	(t)	3.3		12	(t)

Richmond	56	45
WCDX-FM			2001	Urban Contemporary	18-34	5.6		7		11.6		2
WPZZ-FM(11)			1999	Contemporary Inspirational	25-54	6.1		6		6.3		4
WKJS-FM(12)			2001	Urban AC	25-54	10.0		1		11.9		1
WKJM-FM(13)			2001	Urban AC	25-54	**		**		**		**
WTPS-AM(14)			2001	News/Talk	35-64	n/a		n/a		n/a		n/a

Raleigh-Durham	43	37
WQOK-FM			2000	Urban Contemporary	18-34	7.2		1	(t)	11.7		1
WFXK-FM			2000	Urban AC	25-54	***		***		***		***
WFXC-FM			2000	Urban AC	25-54	5.9		4		6.9		1	(t)
WNNL-FM			2000	Contemporary Inspirational	25-54	5.6		5		6.1		5

Boston	10	9
WILD-AM			2001	News/Talk	35-64	0.6		25	(t)	0.8		22	(t)

Columbus	37	31
WCKX-FM			2001	Urban Contemporary	18-34	7.0		3		12.6		2
WXMG-FM			2001	R&B/Oldies	25-54	4.6		6	(t)	4.9		6	(t)
WJYD-FM			2001	Contemporary Inspirational	25-54	1.4		19	(t)	1.3		19

Cincinnati	29	24
WIZF-FM			2001	Urban Contemporary	18-34	4.3		7		8.3		3
WMOJ-FM(15)			2006	Urban AC	25-54	4.1		8	(t)	4.5		8
WDBZ-AM			2007	News/Talk	35-64	1.0		18	(t)	1.0		22	(t)

Indianapolis(16)	40	32
WHHH-FM			2000	Rhythmic CHR	18-34	7.1		2		12.7		1
WTLC-FM			2000	Urban AC	25-54	5.0		6		5.4		4
WNOU-FM(17)			2000	Pop/CHR	18-34	4.3		7		8.0		3
WTLC-AM			2001	Contemporary Inspirational	25-54	2.2		15	(t)	2.1		15

AC — refers to Adult Contemporary
NAC — refers to New Adult Contemporary
CHR — refers to Contemporary Hit Radio
R&B — refers to Rhythm and Blues
Pop — refers to Popular music

*
The Philadelphia and Houston markets converted to the personal people meter audience share methodology (“PPM”) in 2007.  The Company did not become a subscriber of PPM information until September 2007 and, therefore, does not have access to prior data.  Audience share and rankings for stations in these markets are represented by a four month average for the period September to December 2007 under the PPM.

**	Simulcast with WKJS-FM

***	Simulcast with WFXC-FM

(1)
We began operating WPRS-FM (formerly WXGG-FM) pursuant to an LMA in April 2007.  Therefore, audience share and rankings for WPRS-FM are represented by a three book average for the period April to December 2007.

(2)	WPPZ-FM (formerly WPHI-FM).

(3)	WPHI-FM (formerly WPLY-FM).

(4)	WRNB-FM (formerly WPPZ-FM, formerly WSNJ-FM).

(5)	KRBV-FM (formerly KKBT-FM).

(6)	KROI-FM (formerly KRTS-FM).

(7)	WMCU-AM (formerly WTPS-AM) is operated by Salem Communications Holding Corporation pursuant to an LMA. We do not subscribe to the Arbitron service for this market.

(8)	WHHL-FM (formerly WRDA-FM).

(9)	WQNC-FM (formerly WCHH-FM).

(10)	WPZS-FM (formerly WABZ-FM).

(11)	WPZZ-FM (formerly WKJS-FM).

(12)	WKJS-FM (formerly WJMO-FM).

(13)	WKJM-FM (formerly WPZZ-FM).

(14)	WTPS-AM (formerly WROU-AM).

(15)	WMOJ-FM (formerly WIFE-FM).

(16)	WDNI-LP, the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

(17)	WNOU-FM (formerly WYJZ-FM).

Advertising Revenue

Currently, substantially all of our net revenue is generated from the sale of local and national advertising for broadcast on our radio stations. Local sales are made by the sales staff located in our markets. National sales are made primarily by a firm specializing in radio advertising sales on the national level. This firm is paid a commission on the advertising sold. Approximately 59% of our net revenue for the year ended December 31, 2007 was generated from the sale of local advertising and 36% from sales to national advertisers, including network advertising. The balance of net revenue is primarily derived from tower rental income, ticket sales and revenue related to Radio One sponsored events, management fees and other revenue.

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

Strategic Diversification

We continually explore opportunities in other forms of media that are complementary to our core radio business, which we believe will allow us to leverage our expertise in the African-American market and our significant listener base. In February 2005, we acquired 51% of the common stock of Reach Media which operates The Tom Joyner Morning Show and related businesses. Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndication agreements. Mr. Joyner is a leading nationally syndicated radio personality. The Tom Joyner Morning Show is broadcast on 117 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach Media provides programming content for a television program on TV One and operates www.BlackAmericaWeb.com, an African-American targeted website. Reach Media also operates the Tom Joyner Family Reunion and various other special event-related activities.

In July 2003, we entered into a joint venture agreement with an affiliate of Comcast Corporation and other investors to create TV One, LLC, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of December 31, 2007. The initial commitment period for funding the capital committed was extended to June 2008, due in part to TV One's lower than anticipated capital needs during the initial commitment period.

        In December 2004, TV One entered into a distribution agreement with DIRECTV, Inc. ("DIRECTV") and certain affiliates of DIRECTV became investors in TV One. As of December 31, 2007, we owned approximately 36% of TV One on a fully-converted basis.

We entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, which expires in January 2009, we are providing TV One with administrative and operational support services and access to Radio One personalities. Under the advertising services agreement, we are providing a specified amount of advertising to TV One over a term of five years ending in January 2009. In consideration of providing these services, we have received equity in TV One, and receive an annual cash fee of $500,000 for providing services under the network services agreement.

We have launched websites that simultaneously stream radio station content for 38 of our radio stations, and we derive revenue from the sale of advertisements on those websites. We generally encourage our web advertisers to run simultaneous radio campaigns and use our radio airwaves to promote our websites.  By providing streaming, we have been able to broaden our listener reach, particularly to “office hour” listeners. We believe streaming has had a positive impact on our radio stations’ presence.

In December 2006, we acquired certain assets of Giant Magazine. Giant Magazine is an urban-themed music and lifestyle magazine. While we generally view the magazine business as a difficult business in which to operate, we believe that this magazine complements our existing asset base and can share resources across our platform of assets, including our radio stations, TV One, our growing Internet presence and our corporate back-office functions. Furthermore, as we develop a more comprehensive online strategy, we believe that Giant Magazine will be well positioned to support the content needs of our online initiative, given that much of the content that it creates is readily transferable to an online environment.

Future opportunities could include investments in, or acquisitions of, companies in diverse media businesses, music production and distribution, movie distribution, Internet-based services, and distribution of our content through emerging distribution systems such as the Internet, cellular phones, personal digital assistants, digital entertainment devices, and the home entertainment market.

Competition

The radio broadcasting industry is highly competitive. Radio One’s stations compete for audiences and advertising revenue with other radio stations and with other media such as broadcast and cable television, the Internet, satellite radio, newspapers, magazines, direct mail and outdoor advertising, some of which may be controlled by horizontally-integrated companies. Audience ratings and advertising revenue are subject to change and any adverse change in a market could adversely affect our net revenue in that market. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and advertising revenue. Other radio companies which are larger and have more resources may also enter, or increase their presence in markets where we operate. Although we believe our stations are well positioned to compete, we cannot assure that our stations will maintain or increase their current ratings or advertising revenue.

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

Along with most other public radio companies, we have invested in iBiquity, a developer of digital audio broadcast technology. We have committed by the end of 2008 to convert most of our analog broadcast radio stations to in-band, on-channel digital radio broadcasts, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services. However, we cannot assure you that these arrangements will be successful or enable us to adapt effectively to these new media technologies. As of December 31, 2007, we have converted 43 stations to digital broadcast.

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

The Communications Act prohibits the assignment of an FCC license, or transfer of control of an FCC licensee, without the prior approval of the FCC. In determining whether to grant or renew a radio broadcast license or consent to assignment or transfer of a license, the FCC considers a number of factors, including restrictions on foreign ownership, compliance with FCC media ownership limits and other FCC rules, the character and other qualifications of the licensee (or proposed licensee) and compliance with the Anti-Drug Abuse Act of 1988. A licensee’s failure to comply with the requirements of the Communications Act or FCC rules and policies may result in the imposition of sanctions, including admonishment, fines, the grant of a license renewal of less than a full eight-year term or with conditions, denial of a license renewal application, the revocation of an FCC license and/or the denial of FCC consent to acquire additional broadcast properties.

Congress, the FCC and, in some cases, local jurisdictions, are considering and may in the future adopt new laws, regulations and policies that could affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance such acquisitions. Such matters include or may include:

•	changes to the license authorization and renewal process;

•	proposals to improve record keeping, including enhanced disclosure of stations’ efforts to serve the public interest;

•	proposals to impose spectrum use or other fees on FCC licensees;

•
changes to rules relating to political broadcasting including proposals to grant free air time to candidates, and other changes regarding political and non-political program content, funding, political advertising rates, and sponsorship disclosures;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals regarding the regulation of the broadcast of indecent or violent content;

•	proposals to increase the actions stations must take to demonstrate service to their local communities;

•	technical and frequency allocation matters, including increased protection of low power FM stations from interference by full-service stations;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

•	changes to allow satellite radio operators to insert local content into their programming service;

•	additional public interest requirements for terrestrial digital audio broadcasters;

•	changes to allow telephone companies to deliver audio and video programming to homes in their service areas; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

FM class designations depend upon the geographic zone in which the transmitter of the FM radio station is located. The minimum and maximum facilities requirements for an FM radio station are determined by its class. In general, commercial FM radio stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0 and C. The FCC has adopted a rule requiring Class C FM stations that do not satisfy a certain antenna height requirement to an involuntary downgrade in class to Class C0 under certain circumstances.

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

Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts	Antenna Height (AM) HAAT (FM) in Meters	Operating Frequency	Expiration Date of FCC License
Atlanta	WPZE-FM	1999	C3	7.9	175.0	97.5 MHz	04/01/2012
	WJZZ-FM	1999	C3	21.5	110.0	107.5 MHz	04/01/2012
	WHTA-FM	2002	C2	27.0	176.0	107.9 MHz	04/01/2012
	WAMJ-FM	2004	A	3.0	143.0	102.5 MHz	04/01/2012
Washington, DC	WOL-AM	1980	C	1.0	52.1	1450 kHz	10/01/2011
	WMMJ-FM	1987	A	2.9	146.0	102.3 MHz	10/01/2011
	WKYS-FM	1995	B	24.5	215.0	93.9 MHz	10/01/2011
	WPRS-FM(1)	—	B	20.0	244.0	104.1 MHz	10/01/2011
	WYCB-AM	1998	C	1.0	50.9	1340 kHz	10/01/2011
Philadelphia	WPPZ-FM(2)	1997	A	0.27	338.0	103.9 MHz	08/01/2006*
	WPHI-FM(3)	2000	B	17.0	263.0	100.3 MHz	08/01/2014
	WRNB-FM(4)	2004	A	0.78	276.0	107.9 MHz	06/01/2014
Detroit	WDMK-FM	1998	B	20.0	221.0	105.9 MHz	10/01/2012
	WCHB-AM	1998	B	50.0	49.3	1200 kHz	10/01/2012
	WHTD-FM	1998	B	50.0	152.0	102.7 MHz	10/01/2012
Los Angeles	KRBV-FM(5)	2000	B	5.3	916.0	100.3 MHz	12/01/2013
Houston	KMJQ-FM	2000	C	100.0	524.0	102.1 MHz	08/01/2013
	KBXX-FM	2000	C	100.0	585.0	97.9 MHz	08/01/2013
	KROI-FM(6)	2004	C1	22.0	526.0	92.1 MHz	08/01/2013
Miami	WMCU-AM(7)	2000	B	50.0	69.4	1080 kHz	02/01/2012
Dallas	KBFB-FM	2000	C	100.0	491.0	97.9 MHz	08/01/2013
	KSOC-FM	2001	C	100.0	591.0	94.5 MHz	08/01/2013
Baltimore	WWIN-AM	1992	C	0.5	86.8	1400 kHz	10/01/2011
	WWIN-FM	1992	A	3.0	91.0	95.9 MHz	10/01/2011
	WOLB-AM	1993	D	0.25	85.3	1010 kHz	10/01/2011
	WERQ-FM	1993	B	37.0	174.0	92.3 MHz	10/01/2011
St. Louis	WFUN-FM	1999	C3	24.5	102.0	95.5 MHz	12/01/2012
	WHHL-FM(8)	2006	C2	39.0	168.0	104.1 MHz	12/01/2012
Cleveland	WJMO-AM	1999	B	5.0	128.1	1300 kHz	10/01/2012
	WENZ-FM	1999	B	16.0	272.0	107.9 MHz	10/01/2012
	WZAK-FM	2000	B	27.5	189.0	93.1 MHz	10/01/2012
	WERE-AM	2000	C	1.0	106.7	1490 kHz	10/01/2012
Charlotte	WQNC-FM(9)	2000	A	6.0	100.0	92.7 MHz	12/01/2011
	WPZS-FM(10)	2004	A	6.0	100.0	100.9 MHz	12/01/2011
Richmond	WPZZ-FM(11)	1999	C1	100.0	299.0	104.7 MHz	10/01/2011
	WCDX-FM	2001	B1	4.5	235.0	92.1 MHz	10/01/2011
	WKJM-FM(12)	2001	A	6.0	100.0	99.3 MHz	10/01/2011
	WKJS-FM(13)	2001	A	2.3	162.0	105.7 MHz	10/01/2011
	WTPS-AM(14)	2001	C	1.0	121.9	1240 kHz	10/01/2011
Raleigh-Durham	WQOK-FM	2000	C1	100.0	299.0	97.5 MHz	10/01/2011
	WFXK-FM	2000	C1	100.0	299.0	104.3 MHz	12/01/2011
	WFXC-FM	2000	A	2.6	153.0	107.1 MHz	12/01/2011
	WNNL-FM	2000	C3	7.9	176.0	103.9 MHz	12/01/2011
Boston	WILD-AM	2001	D	5.0	59.6	1090 kHz	04/01/2014
Columbus	WCKX-FM	2001	A	1.9	126.0	107.5 MHz	10/01/2012
	WXMG-FM	2001	A	2.6	154.0	98.9 MHz	10/01/2012
	WJYD-FM	2001	A	6.0	100.0	106.3 MHz	10/01/2012
Cincinnati	WIZF-FM	2001	A	2.5	155.0	100.9 MHz	08/01/2012
	WDBZ-AM	2007	C	1.0	60.7	1230 kHz	10/01/2012
	WMOJ-FM(15)	2006	A	3.6	130.0	100.3 MHz	10/01/2012
Indianapolis (A)	WHHH-FM	2000	A	3.3	87.0	96.3 MHz	08/01/2012
	WTLC-FM	2000	A	6.0	99.0	106.7 MHz	08/01/2012
	WNOU-FM(16)	2000	A	6.0	100.0	100.9 MHz	08/01/2012
	WTLC-AM	2001	B	5.0	140.0	1310 kHz	08/01/2012

(1)	We operate WPRS-FM (formerly WXGG-FM) pursuant to an LMA.

(2)	WPPZ-FM (formerly WPHI-FM). WPPZ-FM operates with facilities equivalent to 3kW at 100 meters.

(3)	WPHI-FM (formerly WPLY-FM).

(4)
WRNB-FM (formerly WPPZ-FM, formerly WSNJ-FM, and formerly licensed to Bridgeton, NJ). The FCC granted authority to change the community of license to Pennsauken, NJ and we relocated the operations of the station to serve the greater Philadelphia market.

(5)	We also hold a license for K261AB, a translator for KRBV-FM (formerly KKBT-FM).

(6)	KROI-FM (formerly KRTS-FM).

(7)	WMCU-AM (formerly WTPS-AM) is operated by Salem Communications Holding Corporation pursuant to an LMA.

(8)	WHHL-FM (formerly WRDA-FM).

(9)	WQNC-FM (formerly WCHH-FM).

(10)	WPZS-FM (formerly WABZ-FM).

(11)	WPZZ-FM (formerly WKJS-FM)

(12)	WKJM-FM (formerly WPZZ-FM).

(13)	WKJS-FM (formerly WJMO-FM).

(14)	WTPS-AM (formerly WROU-AM)

(15)	WMOJ-FM (formerly WIFE-FM).

(16)	WNOU-FM (formerly WYJZ-FM).
(A) *	WDNI-LP, the low power television station that we acquired in Indianapolis in June 2000, is not included in this table. Renewal of the license is currently pending before the FCC.

To obtain the FCC’s prior consent to assign or transfer control of a broadcast license, an appropriate application must be filed with the FCC. If the assignment or transfer involves a substantial change in ownership or control of the licensee, for example, the transfer or acquisition of more than 50% of the voting stock, the applicant must give public notice and the application is subject to a 30-day period for public comment. During this time, interested parties may file petitions with the FCC to deny the application. Informal objections may be filed any time until the FCC acts upon the application. If the FCC grants an assignment or transfer application, administrative procedures provide for reconsideration of the grant. The Communications Act also permits the appeal of a contested grant to a federal court in certain instances.

Under the Communications Act, a broadcast license may not be granted to or held by any persons who are not U.S. citizens or by any corporation that has more than 20% of its capital stock owned or voted by non-U.S. citizens or entities or their representatives, by foreign governments or their representatives, or by non-U.S. corporations. The Communications Act prohibits indirect foreign ownership through a parent company of the licensee of more than 25% if the FCC determines the public interest will be served by the refusal or revocation of such license.  The FCC has interpreted this provision of the Communications Act to require an affirmative public interest finding before a broadcast license may be granted to or held by any such entity, and the FCC has made such an affirmative finding only in limited circumstances.  Since we serve as a holding company for subsidiaries that serve as licensees for our stations, we are effectively restricted from having more than one-fourth of our stock owned or voted directly or indirectly by non-U.S. citizens or their representatives, foreign governments, representatives of foreign governments or foreign business entities.

The FCC generally applies its media ownership limits to “attributable” interests. The interests of officers, directors and those who directly or indirectly hold five percent or more of the total outstanding votes of a corporation that holds a broadcast license are generally deemed attributable interests, as are any limited partnership or limited liability company interests that are not properly “insulated” from management activities. Passive investors that hold stock for investment purposes only may hold attributable interests with the ownership of 20% or more of the voting stock of the licensee corporation. An entity with one or more radio stations in a market that enters into a local marketing agreement or a time brokerage agreement with another radio station in the same market obtains an attributable interest in the brokered radio station, if the brokering station supplies more than 15% of the brokered radio station’s weekly broadcast hours. Similarly, a radio station licensee’s rights under a joint sales agreement (“JSA”) to sell more than 15% per week of the advertising time on another radio station in the same market constitutes an attributable ownership interest for purposes of the FCC’s ownership rules. Debt instruments, non-voting stock, unexercised options and warrants, minority voting interests in corporations having a single majority shareholder and limited partnership or limited liability company membership interests where the interest holder is not “materially involved” in the media-related activities of the partnership or limited liability company generally do not subject their holders to attribution unless such interests implicate the FCC’s equity-debt-plus (or “EDP”) rule. Under the EDP rule, a major programming supplier or a same-market media entity will have an attributable interest in a station if the supplier or same-market media entity also holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and interests held by limited partners or limited liability company members that are not materially involved. A major programming supplier is any supplier that provides more than 15% of the station’s weekly programming hours.  The FCC has recently adopted revisions to the EDP rule to promote diversification of broadcast ownership.

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

•
a radio broadcast station and an English-language daily newspaper serving the same local market (newspaper/broadcast cross-ownership), although in late 2007 the FCC adopted a revised rule that would allow a degree of same-market newspaper/broadcast cross-ownership based on certain presumptions, criteria and limitations.

The media ownership rules are subject to periodic review by the FCC. In 2003, the FCC adopted new rules to modify ownership limits, and to change the way a local radio market is defined and make JSAs involving more than 15% of a same-market radio station’s advertising sales “attributable” under the ownership limits. The 2003 rules were challenged in court and the Third Circuit stayed their implementation, among other things, on the basis that the FCC did not adequately justify its radio ownership limits. Subsequently, the Third Circuit partially lifted its stay to allow the new local market definition and JSA attribution rule to go into effect. The FCC currently is applying such revisions to pending and new applications.

The numerical limits on radio stations that one entity may own in a local market are as follows:

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

In its 2003 media ownership decision, the FCC adopted new cross-media limits to replace the former newspaper-broadcast and radio-television cross-ownership rules. It voted to grandfather existing radio or radio/television combinations that otherwise would violate the revised media ownership rules until the combination is sold. These provisions were remanded by the Third Circuit for further FCC consideration and are currently subject to a judicial stay. In 2006, the FCC commenced a new rule making proceeding pursuant to the remand from the Third Circuit.  At an open meeting on December 18, 2007, the FCC adopted a decision in that proceeding.  It revised the newspaper/broadcast cross-ownership rule to allow a degree of same-market newspaper/broadcast ownership based on certain presumptions, criteria and limitations.  It made no changes to the currently effective local radio ownership rules (as modified in 2003) or the radio/television cross-ownership rule (as modified in 1999).

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

•
restricting the assignment and transfer of control of radio combinations that exceed the new ownership limits as a result of the revised local market definitions could adversely affect our ability to buy or sell a group of stations in a local market from or to a single entity; and

•
in general terms, future changes in the way the FCC defines radio markets or in the numerical station caps could limit our ability to acquire new stations in certain markets, our ability to operate stations pursuant to certain agreements, and our ability to improve the coverage contours of our existing stations.

Programming and Operations.  The Communications Act requires broadcasters to serve the “public interest” by presenting programming in response to community problems, needs and interests and maintaining records demonstrating its responsiveness. The FCC considers complaints from listeners about a broadcast station’s programming, and the station is required to maintain complaints on public file for two years. In November 2007, the FCC adopted rules establishing a standardized form for reporting information on a television station’s public interest programming and requiring television broadcasters to post the new form, as well as other documents in their public inspection files, on station websites.  The FCC is considering whether to adopt similar rules for radio stations.  Moreover, in December 2007, the FCC adopted a report and proposed rules designed to increase local programming content and diversity, including renewal application processing guidelines for locally-oriented programming and a requirement that broadcasters establish advisory boards in the communities where they own stations.  Stations also must follow FCC rules regulating political advertising, obscene or indecent programming, sponsorship identification, contests and lotteries and technical operation, including limits on human exposure to radio frequency radiation.

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

The FCC requires that licensees not discriminate in hiring practices on the basis of race, color, religion, national origin or gender. They also require stations with at least five full-time employees to disseminate information about all full-time job openings and undertake outreach initiatives from an FCC list of activities such as participation in job fairs, internships or scholarship programs. Stations must retain records of their efforts and keep an annual Equal Employment Opportunity (“EEO”) report in their public inspection files and post an electronic version on their websites. Radio stations with more than 10 full-time employees must file certain annual EEO reports with the FCC midway through their license term. The FCC is considering whether to apply these recruitment requirements to part-time employment positions.

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

Employees

As of February 15, 2008, we employed 1,073 full-time employees and 431 part-time employees. Our employees are not unionized; however, some of our employees were at one point covered by collective bargaining agreements that we assumed in connection with certain of our station acquisitions. We have not experienced any work stoppages and believe relations with our employees are satisfactory.

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

Internet Address and Internet Access to SEC Reports

Our Internet address is www.radio-one.com. You may obtain through our Internet website, free of charge, copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

ITEM 1A.  RISK FACTORS

Our future operating results could be adversely affected by a number of risks and uncertainties, the most significant of which are described below.

Our revenue is substantially dependent on spending and allocation decisions by advertisers, and, seasonality and/or weakening economic conditions may have an impact upon our business.

Substantially all of our revenue is derived from sales of advertisements and program sponsorships to local and national advertisers. Changes in advertisers' spending priorities and allocations across different types of media may affect our results.  We do not obtain long-term commitments from our advertisers and advertisers may cancel, reduce or postpone advertisements without penalty, which could adversely affect our revenue. Seasonal net revenue fluctuations are common in the media industries and are due primarily to fluctuations in advertising expenditures by local and national advertisers.  In addition, advertising revenues in even-numbered years benefit from advertising placed by candidates for political offices. The effects of such seasonality make it difficult to estimate future operating results based on the previous results of any specific quarter and may adversely affect operating results.

Advertising expenditures also tend to be cyclical, reflecting general economic conditions both nationally and locally. Because the Company derives a substantial portion of its revenues from the sale of advertising, a decline or delay in advertising expenditures could reduce the Company’s revenues or hinder its ability to increase these revenues.  Advertising expenditures by companies in certain sectors of the economy, including the housing, automotive, financial and pharmaceutical industries, represent significant portion of the Company’s advertising revenues. Any political, economic, social or technological change resulting in a significant reduction in the advertising spending of these sectors could adversely affect the Company’s advertising revenues or its ability to increase such revenues. In addition, because many of the products and services offered by the Company are largely discretionary items, weakening economic conditions or outlook could reduce the consumption of such products and services and, thus, reduce advertising for such products and services.  Changes in advertisers' spending priorities during economic cycles may also affect our results.  Disasters, acts of terrorism, political uncertainty or hostilities also could lead to a reduction in advertising expenditures as a result of uninterrupted news coverage and economic uncertainty.

The Company’s success is dependent upon audience acceptance of its content, particularly its radio programs, which is difficult to predict.

Media and radio content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of media content or a radio program, and the licensing of rights to the intellectual property associated with the content or program, depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of content or a program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict.

Rating points are also factors that are weighed when advertisers determine outlets to use and in determining the advertising rates that the outlet receives. Poor ratings can lead to a reduction in pricing and advertising revenues.  For example, if there is an event causing a change of programming at one of the Company’s stations, there could be no assurance that any replacement programming would generate the same level of ratings, revenues or profitability as the previous programming.  In addition, changes in rating methodology and technology, such as the rollout of the portable people meter (“PPM”), could adversely impact upon our ratings scores.

A disproportionate share of our net revenue comes from radio stations in a small number of geographic markets and from Reach Media.

Within our core radio business, four of the 17 markets in which we operate radio stations accounted for approximately 50.5% of our radio station net revenue for the year ended December 31, 2007.  Revenue from the operations of Reach Media, along with revenue from both the Houston and Washington, DC markets accounted for approximately 40.2% of our total consolidated net revenue for the year ended December 31, 2007.  Adverse events or conditions could lead to declines in the contribution of Reach Media or to declines in one or more of the significant contributing markets (Houston, Washington, DC, Atlanta and Baltimore), which could have a material adverse effect on our overall financial performance and results of operations.  In addition, during 2007 and 2006, we experienced significant revenue declines from our Los Angeles station.  While we continue to aggressively reposition and invest in the Los Angeles station to recapture ratings, market share and increased revenue, we can provide no assurance that these efforts will succeed or that declines will not occur in other markets from which we derive a significant portion of our revenue.

We derive a significant portion of our revenue from a single customer.

For the year ended December 31, 2007, we derived approximately 10.5% of our total revenues from a single customer.  If that customer were to cease or substantially reduce its use of our media outlets for advertising, it could have a material adverse affect on our business, operating results and financial condition. There is no assurance that we would be able to replace these lost revenues with revenues from new or other existing customers.

We may lose audience share and advertising revenue to our competitors.

Our radio stations and other media properties compete for audiences and advertising revenue with other radio stations and station groups and other media such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, outdoor advertising, the Internet and direct mail.  Adverse changes in audience ratings, internet traffic and market shares could have a material adverse effect on our revenue. Larger media companies with more financial resources than we have may enter the markets in which we operate. Other media and broadcast companies may change their programming format or engage in aggressive promotional campaigns to compete directly with our media properties for audiences and advertisers. This competition could result in lower ratings and advertising revenue for us or cause us to increase promotion and other expenses and, consequently, lower our earnings and cash flow.  Changes in population, demographics, audience tastes and other factors beyond our control could also cause changes in audience ratings or market share. Failure by us to respond successfully to these changes could have an adverse effect on our business and financial performance. We cannot assure you that we will be able to maintain or increase our current audience ratings and advertising revenue.

If we are unable to successfully identify, acquire and integrate businesses pursuant to our diversification strategy, our business and prospects may be adversely impacted.

We are pursuing a strategy of acquiring and investing in other forms of media that complement our core radio business in an effort to grow and diversify our business and revenue streams. This strategy depends on our ability to find suitable opportunities and obtain acceptable financing. Negotiating transactions and integrating an acquired business could result in significant costs and use of management’s time and resources.

Our diversification strategy partially depends on our ability to identify attractive media properties at reasonable prices and to divest of radio stations that are no longer strategic to our core business. Some of the material risks that could hinder our ability to implement this strategy include:

•	reduction in the number of suitable acquisition targets due to increased competition for acquisitions;

•	we may lose key employees of acquired companies or stations;

•       new businesses may subject us to additional risk factors;

•	difficulty in integrating operations and systems and managing a diverse media business;

•	inability to find buyers for radio stations we target for sale at attractive prices due to decreasing market prices for radio stations;

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

Technological standards across our media properties are evolving and new media technologies are emerging. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services to compete with these new technologies. Several new media technologies are being, or have been, developed, including the following:

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

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees, including on-air personalities. We believe that the combination of skills and experience possessed by our executive officers could be difficult to replace, and that the loss of one or more of them could have a material adverse effect on us, including the impairment of our ability to execute our business strategy. In addition, several of our on-air personalities and syndicated radio programs hosts have large loyal audiences in their respective broadcast areas and may be significantly responsible for the ranking of a station. The loss of such on-air personalities could impact the ability of the station to sell advertising and our ability to derive revenue from syndicating programs hosted by them. We cannot be assured that these individuals will remain with us or will retain their current audiences or ratings.

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

Future asset impairment in the carrying value of our FCC licenses or goodwill could have an adverse effect.

Goodwill and intangible assets totaled approximately $1.5 billion at December 31, 2007, primarily attributable to acquisitions in past years. We are required by Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” to test our goodwill and indefinite-lived intangible assets for impairment at least annually. Impairment is measured as the excess of the carrying value of the goodwill or indefinite-lived intangible asset over its fair value. Impairment may result from deterioration in our performance, changes in anticipated future cash flows, changes in business plans, adverse market conditions, adverse changes in applicable laws and regulations, or other factors. The amount of any impairment must be expensed as a charge to operations. As a result of impairment testing performed in the fourth quarter of 2007, and as a result of certain of our asset dispositions during the year ended December 31, 2007, the Company recognized an approximate $420.0 million impairment charge to its radio broadcasting licenses and other intangible assets, of which approximately $409.6 million was applicable to continuing operations, and $10.4 million was applicable to discontinued operations. For our continuing operations, the impairment charges occurred in several of our markets, predominantly Los Angeles and Houston, and to a lesser extent, our Boston, Cincinnati, Cleveland, Columbus, Dallas, and Philadelphia markets. For discontinued operations, the impairment charges occurred in our Augusta, Minneapolis and Louisville markets. During the year ended December 31, 2006, a total impairment charge of approximately $63.3 million was recorded, $49.9 million of which related to our Los Angeles station and $13.4 million of which related to our Louisville market as part of discontinued operations. Any future determination of further impairment of our FCC licenses and/or goodwill could have an adverse effect on our financial condition and results of operations.

   Our operation of various real properties and facilities could lead to environmental liability.

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

As of February 22, 2008, our Chairperson and her son, our President and CEO, collectively held approximately 88.3% of the outstanding voting power of our common stock. As a result, our Chairperson and the CEO will control our management and policies and most decisions involving Radio One, including transactions involving a change of control, such as a sale or merger. In addition, certain covenants in our debt instruments require that our Chairperson and the CEO maintain a specified ownership and voting interest in Radio One, and prohibit other parties’ voting interests from exceeding specified amounts. In addition, the TV One operating agreement provides for adverse consequences to Radio One in the event our Chairperson and CEO fail to maintain a specified ownership and voting interest in us.  Our Chairperson and the CEO have agreed to vote their shares together in elections of members to the board of directors.

Our substantial level of debt could limit our ability to grow and compete.

As of February 22, 2008, we had indebtedness of approximately $825.5 million. In June 2005, we borrowed $437.5 million under our credit facility to retire all outstanding obligations under our previous credit facilities. Draw downs of revolving loans under the credit facility are subject to compliance with provisions of our credit agreement, including, but not limited to, certain financial covenants. As of December 31, 2007, we are permitted to borrow up to an additional $18.8 million under our current credit facility. See “Management’s Discussion and Analysis — Liquidity and Capital Resources.” A portion of our indebtedness bears interest at variable rates. Increases in interest rates could increase the cost of our credit facilities. We have entered into various interest rate hedges to reduce our overall exposure to variable interest rates, consistent with the Credit Agreement which requires that at least 50% of our debt obligations be fixed rate in nature. Our substantial level of indebtedness could adversely affect us for various reasons, including limiting our ability to:

•	obtain additional financing for working capital, capital expenditures, acquisitions, debt payments or other corporate purposes;

•	have sufficient funds available for operations, future business opportunities or other purposes, after paying debt service;

•	compete with competitors that have less debt; and

•	react to changing market conditions, changes in our industry and economic downturns.

Our corporate debt rating was recently downgraded and we could suffer further downgrades.

On December 20, 2007, Moody’s Investors Service downgraded our corporate family rating to B1 from Ba3 and our $800 million secured credit facility ($500 million revolver, $300 million term loan) to Ba2 from Ba1.  In addition, Moody’s downgraded our 8 7/8% senior subordinated notes and 6 3/8% senior subordinated notes to B3 from B1. While noting that our rating outlook was stable, the ratings downgrade reflected the Company’s operating performance, weaker than previously expected credit metrics and limited capacity under financial covenants.  Although reductions in our bond ratings may not have an immediate impact on our cost of debt or liquidity, they may impact our cost of debt and liquidity.  Increased debt levels and/or decreased earnings could result in further downgrades in our credit ratings, which, in turn, could impede our access to the debt markets, reduce the total amount of commercial paper we could issue, raise our commercial paper borrowing costs and/or raise our long-term debt borrowing rates. Our ability to use debt to fund major new acquisitions or new business initiatives could also be limited.

We could incur adverse effects from our voluntary review of stock option grants and resulting financial restatements.

As described in the Explanatory Note and Note 2 to the Consolidated Financial Statements filed with our Form 10-K for the year ended December 31, 2006, we recorded additional stock-based compensation expense and related tax effects with regard to certain past stock option grants, and restated certain previously filed financial statements included in that Form 10-K.  In February 2007, we received a letter of informal inquiry from the SEC regarding the review of our stock option accounting.  While we have not heard further from the SEC on this matter to date, should the SEC further inquire we would fully cooperate with the SEC’s inquiry. We are unable to predict whether a formal inquiry will be initiated or what consequences any further inquiry may have on us. We are unable to predict the likelihood of or potential outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters could be time-consuming and expensive, further distract management from other business concerns and harm our business. Furthermore, if we were subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business and financial condition.

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

The foregoing list is not exhaustive. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial also may adversely impact our business. Should any risks or uncertainties develop into actual events, these developments could have material adverse effects on our business, financial condition, and results of operations. In addition, our debt agreements contain covenants that may limit our ability to borrow additional money, purchase or sell assets, incur liens, enter into transactions with affiliates, consolidations or mergers, and other restrictive covenants that may limit our operational flexibility.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. Our other media properties, such as Giant Magazine, generally only require office space.  We typically lease our studio and office space with lease terms ranging from five to 10 years in length. A station’s studios are generally housed with its offices in business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We lease a majority of our main transmitter/antenna sites and associated broadcast towers and, when negotiating a lease for such sites, we try to obtain a lengthy lease term with options to renew. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases, or in leasing additional space or sites, if required.

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

ITEM 3.  LEGAL PROCEEDINGS

In November 2001, Radio One and certain of its officers and directors were named as defendants in a class action shareholder complaint filed in the United States District Court for the Southern District of New York, captioned,In re Radio One, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10160. Similar complaints were filed in the same court against hundreds of other public companies (Issuers) that conducted initial public offerings of their common stock in the late 1990s (“the IPO Cases”). In the complaint filed against Radio One (as amended), the plaintiffs claimed that Radio One, certain of its officers and directors, and the underwriters of certain of its public offerings violated Section 11 of the Securities Act. The plaintiffs’ claim was based on allegations that Radio One’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by the underwriters, and the stock allocation practices of the underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that these omissions constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

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

Plaintiffs filed amended complaints in the six “focus cases” on or about August 14, 2007. Radio One is not a defendant in the focus cases. In September 2007, Radio One’s named officers and directors again extended the tolling agreement with plaintiffs. On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the “focus cases” and to appoint class representatives and class counsel in those cases. The focus cases issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for the class certification in December 2007. Both motions are pending.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Our Class A and Class D Common Stock

Our Class A voting common stock is traded on the NASDAQ Stock Market (“NASDAQ”) under the symbol “ROIA.” The following table presents, for the quarters indicated, the high and low sales prices per share of our Class A common stock as reported on the NASDAQ.

	High	Low
2007
First Quarter	$7.59	$6.25
Second Quarter	$7.69	$6.43
Third Quarter	$7.48	$3.15
Fourth Quarter	$4.03	$1.84

2006
First Quarter	$11.01	$7.38
Second Quarter	$8.51	$6.87
Third Quarter	$7.75	$5.58
Fourth Quarter	$7.25	$5.95

Our Class D non-voting common stock is traded on the NASDAQ under the symbol “ROIAK.” The NASDAQ recently announced changes to symbology for companies with subordinate issue types, such as our Class D common stock. Effective on or about April 1, 2008, our Class D common shares will trade under the symbol “ROIA.D”. The following table presents, for the quarters indicated, the high and low sales prices per share of our Class D common stock as reported on the NASDAQ.

	High	Low
2007
First Quarter	$7.61	$6.20
Second Quarter	$7.73	$6.42
Third Quarter	$7.47	$3.06
Fourth Quarter	$4.05	$1.85

2006
First Quarter	$11.04	$7.40
Second Quarter	$8.53	$6.85
Third Quarter	$7.77	$5.60
Fourth Quarter	$7.22	$5.96

Dividends

Since first selling our common stock publicly in May 1999, we have not declared any cash dividends on our common stock. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our board of directors in light of our earnings, financial position, capital requirements, contractual restrictions contained in our credit facility and the indentures governing our senior subordinated notes, and other factors as the board of directors deems relevant. See “Management’s Discussion and Analysis — Liquidity and Capital Resources” and Note 9 of our Consolidated Financial Statements — Long-Term Debt.

Number of Stockholders

Based upon a survey of record holders and a review of our stock transfer records, as of February 22, 2008, there were approximately 3,098 holders of Radio One’s Class A common stock, 3 holders of Radio One’s Class B common stock, 3 holders of Radio One’s Class C common stock, and approximately 4,770 holders of Radio One’s Class D common stock.

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

	Year Ended December 31,(1)
	2007	2006	2005	2004	2003
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands, except share data)
Statements of Operations:
Net revenue	$330,271	$341,240	$342,027	$291,761	$277,026
Programming and technical expenses	78,991	73,949	64,249	47,729	46,112
Selling, general and administrative expenses	114,478	106,766	103,227	78,592	79,013
Corporate selling, general and administrative expenses	27,541	28,240	25,070	18,796	16,580
Depreciation and amortization	15,250	14,355	14,459	12,345	13,156
Impairment of intangible assets	409,604	49,930	—	—	—
Operating (loss) income	(315,593)	68,000	135,022	134,299	122,165
Interest expense(2)	72,770	72,932	63,010	39,588	41,437
Equity in loss of affiliated company	11,453	2,341	1,846	3,905	2,123
Other income, net	895	1,115	1,331	2,660	2,962
(Loss) income before (benefit) provision for income taxes, minority interest in income of subsidiaries and discontinued operations, net of tax	(398,921)	(6,158)	71,497	93,466	81,567
(Benefit) provision for income taxes	(23,032)	1,279	25,179	38,808	32,252
Minority interest in income of subsidiaries	3,910	3,004	1,868	—	—
(Loss) income from continuing operations	(379,799)	(10,441)	44,450	54,658	49,315
(Loss) income from discontinued operations, net of tax	(7,319)	3,711	4,185	4,827	2,320
Net (loss) income	(387,118)	(6,730)	48,635	59,485	51,635
Preferred stock dividend	—	—	2,761	20,140	20,140
Net (loss) income applicable to common stockholders	$(387,118)	$(6,730)	$45,874	$39,345	$31,495
Net (loss) income per common share — basic and diluted:
(Loss) income before (loss) income from discontinued operations, net of tax	$(3.85)	$(0.11)	$0.40	$0.32	$0.28
Discontinued operations, net of tax	(0.07)	0.04	0.04	0.05	0.02
Net (loss) income applicable to common stockholders per share	$(3.92)	$(0.07)	$0.44	$0.37	$0.30
Balance Sheet Data:
Cash and cash equivalents	$24,247	$32,406	$19,081	$10,391	$38,010
Short-term investments	—	—	—	10,000	40,700
Intangible assets, net	1,450,321	1,860,789	2,004,875	1,798,869	1,649,523
Total assets	1,667,725	2,195,210	2,201,380	2,111,141	2,001,461
Total debt (including current portion)	815,504	937,527	952,520	620,028	597,535
Total liabilities	1,030,736	1,176,963	1,178,834	782,405	722,814
Total stockholders’ equity	633,100	1,018,267	1,019,690	1,328,736	1,278,647

(1)	Year-to-year comparisons are significantly affected by Radio One’s acquisitions and dispositions during the periods covered.

(2)
Interest expense includes non-cash interest, such as the accretion of principal, local marketing agreement (“LMA”) fees, the amortization of discounts on debt and the amortization of deferred financing costs.

(3)	(Loss) income before (loss) income from discontinued operations is the reported amount, less dividends paid on Radio One’s preferred securities.

The following table contains selected historical consolidated financial data derived from the audited financial statements of Radio One for each of the years in the five-year period ended December 31, 2007.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Statement of Cash Flows:
Cash flows from (used in):
Operating activities	$44,014	$77,460	$101,145	$123,716	$109,720
Investing activities	78,468	(46,227)	(28,301)	(155,495)	(44,357)
Financing activities	(130,641)	(17,908)	(64,154)	4,160	(72,768)
Other Data:
Cash interest expense(1)	$70,798	$70,876	$53,753	$37,842	$39,894
Capital expenditures	10,635	14,291	13,816	12,786	11,111

(1)
Cash interest expense is calculated as interest expense less non-cash interest, including the accretion of principal, LMA fees, the amortization of discounts on debt and the amortization of deferred financing costs for the indicated period.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Overview

In 2007, our net revenue declined more than the revenue decline for the radio broadcast industry in general. When compared to the revenue performance of the markets in which we operate, our revenue decline in 2007 was also greater than the decline experienced in those markets. Our 2007 revenue performance was considerably impacted by the significant decline in revenue at our Los Angeles station. Excluding the revenue results of our Los Angeles station and the Los Angeles market, while our net revenue still declined, we outperformed the results of the markets in which we operate. In 2008, overall radio broadcast industry growth is forecasted to remain flat and we remain cautious about the state of the radio industry. As a result, we will continue to be prudent with respect to our radio business strategy, and will continue to actively monitor and manage our cost growth closely.

Competition from digital audio players, the Internet, cable television and satellite radio, among other competitors, are some of the reasons the radio industry has seen such slow growth over the past few years. Advertisers have shifted their advertising budgets away from traditional media such as newspapers, broadcast television and radio to these new media forms. Internet companies have evolved from being large sources of advertising revenue for radio companies in the late-1990s to being significant competitors for advertising dollars. All of these dynamics present significant challenges for companies such as ours as we look to maintain our listener levels and find new sources of revenue. We remain hopeful that the radio industry will show signs of recovery in 2008. Whether or not a radio industry recovery occurs, we intend to build a company that will provide advertisers and creators of content a multifaceted way to reach African-American consumers through radio, print and the Internet.

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

In February 2005, we acquired 51% of the common stock of Reach Media, Inc. (“Reach Media”). A substantial portion of Reach Media’s revenue is generated from a sales representation agreement with a third party radio company.  Pursuant to a multi-year agreement, revenue is received monthly in exchange for the sale of advertising time on the nationally syndicated Tom Joyner Morning Show which is aired on 117 affiliated stations.  The annual amount of revenue is based on a contractual amount determined based on number of affiliates, demographic audience and ratings.  The agreement provides for a potential to earn additional amounts if certain revenue goals are met.  The agreement expires December 31, 2009 and provides for sales representation rights related to Reach Media’s events.  Additional revenue is generated by Reach Media from this and other customers through special events, sponsorships, its Internet business and other related activities.

During the year ended December 31, 2007, approximately 59% of our net revenue was generated from local advertising and approximately 36% was generated from national spot advertising, including network advertising. In comparison, during the year ended December 31, 2006, approximately 58% of our net revenue was generated from local advertising and approximately 37% was generated from national spot advertising, including network advertising. During the year ended 2005, approximately 61% of our net revenue was generated from local advertising and approximately 33% was generated from national advertising, including network advertising. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely monitor the use of trade and barter agreements.

In December 2006, the company completed the acquisition of certain net assets of Giant Magazine, LLC (“Giant Magazine”).  Giant Magazine derives revenue from the sale of advertising in the magazine, as well as newsstand and subscription revenue generated from sales of the magazine.

Expenses

Our significant broadcast expenses are (i) employee salaries and commissions, (ii) programming expenses, (iii) marketing and promotional expenses, (iv) rental of premises for office facilities and studios, (v) rental of transmission tower space and (vi) music license royalty fees. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. We also use our multiple stations, market presence and purchasing power to negotiate favorable rates with certain vendors and national representative selling agencies.

We generally incur marketing and promotional expenses to increase our audiences. However, because Arbitron reports ratings quarterly, any changed ratings and the effect on advertising revenue tends to lag behind the incurrence of advertising and promotional expenditures.

Measurement of Performance

We monitor and evaluate the growth and operational performance of our business using net income and the following key metrics:

(a) Net revenue:  The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net revenue. Net revenue consists of gross revenue, net of local and national agency and outside sales representative commissions consistent with industry practice. Net revenue is recognized in the period in which advertisements are broadcast. Net revenue also includes advertising aired in exchange for goods and services, which is recorded at fair value, revenue from sponsored events and other revenue.

(b) Station operating income:  Net (loss) income before depreciation and amortization, income taxes, interest income, interest expense, equity in loss of affiliated company, minority interest in income of subsidiaries, other expense, corporate expenses and stock-based compensation expenses, impairment of intangible assets and (loss) income from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our physical plant, income taxes provision, investments, debt financings, overhead and non-cash compensation. Station operating income is frequently used as a basis for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

(c) Station operating income margin:  Station operating income margin represents station operating income as a percentage of net revenue. Station operating income margin is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe that station operating income margin is a useful measure of our performance because it provides helpful information about our profitability as a percentage of our net revenue.

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	Year Ended December 31,
	2007	2006	2005
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands, except margin data)

Net revenue	$330,271	$341,240	$342,027
Station operating income	139,626	163,268	174,602
Station operating income margin	42.3%	47.8%	51.0%
Net (loss) income	(387,118)	(6,730)	48,635

The reconciliation of net (loss) income to station operating income is as follows:

	Year Ended December 31,
	2007	2006	2005
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands)

Net (loss) income as reported	$(387,118)	$(6,730)	$48,635
Add back non-station operating income items included in net income:
Interest income	(1,242)	(1,393)	(1,428)
Interest expense	72,770	72,932	63,010
(Benefit) provision for income taxes	(23,032)	1,279	25,179
Corporate selling, general and administrative, excluding stock-based compensation	27,328	26,296	24,335
Stock-based compensation	3,037	4,687	786
Equity in loss of affiliated company	11,453	2,341	1,846
Impairment of intangible assets	409,604	49,930	—
Depreciation and amortization	15,250	14,355	14,459
Minority interest in income of subsidiaries	3,910	3,004	1,868
Loss (income) from discontinued operations, net of tax	7,319	(3,711)	(4,185)
Other expense, net	347	278	97
Station operating income	$139,626	$163,268	$174,602

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 (In thousands)

	Year Ended December 31,		Increase/(Decrease)
	2007	2006
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
Statements of Operations:
Net revenue	$330,271	$341,240	$(10,969)	(3.2)%
Operating expenses:
Programming and technical, excluding stock-based compensation	78,357	73,343	5,014	6.8
Selling, general and administrative, excluding stock-based compensation	112,288	104,629	7,659	7.3
Corporate selling, general and administrative, excluding stock-based compensation	27,328	26,296	1,032	3.9
Stock-based compensation	3,037	4,687	(1,650)	(35.2)
Depreciation and amortization	15,250	14,355	895	6.2
Impairment of intangible assets	409,604	49,930	359,674	720.4
Total operating expenses	645,864	273,240	372,624	136.4
Operating (loss) income	(315,593)	68,000	(383,593)	(564.1)
Interest income	1,242	1,393	(151)	(10.8)
Interest expense	72,770	72,932	(162)	(0.2)
Equity in loss of affiliated company	11,453	2,341	9,112	389.2
Other expense, net	347	278	69	24.8
Loss before (benefit) provision for income taxes, minority interest in income of subsidiaries and (loss) income from discontinued operations, net of tax	(398,921)	(6,158)	(392,763)	(6,378.1)
(Benefit) provision for income taxes	(23,032)	1,279	(24,311)	(1,900.8)
Minority interest in income of subsidiary	3,910	3,004	906	30.2
Net (loss) income from continuing operations	(379,799)	(10,441)	(369,358)	(3,537.6)
(Loss) income from discontinued operations, net of tax	(7,319)	3,711	(11,030)	(297.2)
Net loss	$(387,118)	$(6,730)	$(380,388)	(5,652.1)%

Net revenue

Year Ended December 31,		Increase/(Decrease)
2007	2006
$330,271	$341,240	$(10,969)	(3.2)%

In 2007, we recognized approximately $330.3 million in net revenue compared to approximately $341.2 million during the same period in 2006. These amounts are net of agency and outside sales representative commissions, which were approximately $38.3 million during 2007, compared to approximately $41.5 million during the same period in 2006.  The decrease in net revenue was due to a decline in overall industry revenue, in particular national revenue, in the markets in which we operate, a significant revenue decline from our Los Angeles station, more modest net revenue declines in our Detroit, Philadelphia, Baltimore and Washington, DC markets, and a decline in net revenue from our news/talk network. The decline in revenue was also due to the absence of a sponsorship revenue event similar to our 2006 25th Anniversary, and the absence of revenue associated with a 2006 film venture. These declines were offset partially by increases in net revenue experienced in our Atlanta and Cincinnati markets, among others, and an increase in net revenue from consolidating the operating results of Giant Magazine. Excluding the operating results of Giant Magazine, which we acquired in December 2006, our net revenue declined 4.1% for the year ended December 31, 2007, compared to the same period in 2006.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2007	2006
$78,357	$73,343	$5,014	6.8%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations and on the Tom Joyner syndicated television variety show. Programming and technical expenses also include expenses associated with our research activities and music royalties. Increased programming and technical expenses were primarily due to the consolidation of the operating results of Giant Magazine, which was acquired in December 2006. Increased programming and technical expenses were also due to higher on-air talent and bartered programming expenses, additional research expenses, expenses associated with our new Internet initiative and additional music royalties. Increased programming and technical expenses were also driven by spending associated with two new stations acquired or operated since August 2006. These increased programming and technical expenses were partially offset by a reduction in television production costs associated with the Tom Joyner television show, which ended September 2006. Excluding the operating results of Giant Magazine, programming and technical expenses increased 1.9% for the year ended December 31, 2007, compared to the same period in 2006.

Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2007	2006
$112,288	$104,629	$7,659	7.3%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses and back office expenses. Selling, general and administrative expenses also include expenses related to the advertising traffic (scheduling and insertion) functions. Increased selling, general and administrative expenses were primarily due to the consolidation of the operating results of Giant Magazine, which was acquired in December 2006. Additional selling, general and administrative expenses were also due to spending associated with our new internet initiative, higher sales research expenses, additional marketing, promotional and events spending and increased legal and professional and litigation expenses. Additional selling, general and administrative expenses were also driven by spending associated with two new stations acquired or operated since August 2006. These expenses were partially offset by reduced bad debt expenses, lower sales variable expenses and the absence of expenses associated with a 2006 film venture. Excluding the operating results of Giant Magazine, selling, general and administrative expenses increased 4.4% for the year ended December 31, 2007, compared to the same period in 2006.

Corporate selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2007	2006
$27,328	$26,296	$1,032	3.9%

Corporate selling, general and administrative expenses consist of expenses associated with maintaining our corporate headquarters and facilities, including personnel. Increased corporate selling, general and administrative expenses was primarily due to additional hires and related compensation, benefits and recruiting fees, and legal and professional expenses, most of which was associated with the voluntary review of our historical stock option grant practices. These increases were partially offset by a reduction of retention bonus expenses for the former CFO, who departed December 31, 2007, which was earlier than the October 2010 retention date called for in his employment agreement. Other expense reductions offsetting the increases include the absence of expenses associated with the August 2006 25th Anniversary event and reduced severance expenses. Excluding the retention bonus reduction, expenses associated with the stock options review and expenses associated with the 2006 25th Anniversary event, corporate selling, general and administrative expenses increased 6.9% for the year ended December 31, 2007, compared to the same period in 2006.

Stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2007	2006
$3,037	$4,687	$(1,650)	(35.2)%

Stock-based compensation consists of expenses associated with our January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) eliminated accounting for share-based payments based on Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The decrease in stock-based compensation was primarily due to cancellations, forfeitures and the completion of the vesting period for certain stock option grants.

Depreciation and amortization

Year Ended December 31,		Increase/(Decrease)
2007	2006
$15,250	$14,355	$895	6.2%

The increase in depreciation and amortization expense for the year ended December 31, 2007 was due primarily to an increase in amortization for the WMOJ-FM intellectual property acquisition made in September 2006, an increase in depreciation for two new stations acquired or operated since August 2006, and an increase in depreciation for capital expenditures made subsequent to December 31, 2006. These increases were partially offset by the completion of trade names amortization in a certain market.

Impairment of intangible assets

Year Ended December 31,		Increase/(Decrease)
2007	2006
$409,604	$49,930	$359,674	720.4%

The increase in the impairment of intangible assets reflects a non-cash charge recorded for the impairment of radio broadcasting licenses and goodwill associated with primarily our Los Angeles station and Houston market, as well as our Cleveland, Cincinnati, Columbus, Dallas, Philadelphia and Boston markets. We also recorded an earlier impairment charge of approximately $49.9 million in 2006 for our Los Angeles station.

Interest expense

Year Ended December 31,		Increase/(Decrease)
2007	2006
$72,770	$72,932	$(162)	(0.2)%

The decrease in interest expense resulted from interest savings from debt paydowns resulting in lower overall net borrowings as of December 31, 2007, which was offset from fees associated with the operation of WPRS-FM (formerly WXGG-FM) pursuant to an LMA, which began in April 2007. LMA fees are classified as interest expense.

Equity in loss of affiliated company

Year Ended December 31,		Increase/(Decrease)
2007	2006
$11,453	$2,341	$9,112	389.2%

Equity in loss of affiliated company reflects our estimated equity in the net loss of TV One, LLC (“TV One”). The increased loss is due to the higher losses of TV One for the year ended December 31, 2007, compared to the same period in 2006 as well as an increase in our share of TV One’s losses related to TV One’s current capital structure and the Company’s ownership levels in the equity securities of TV One that are currently absorbing its net losses.

(Benefit) provision for income taxes

Year Ended December 31,		Increase/(Decrease)
2007	2006
$(23,032)	$1,279	$(24,311)	(1,900.8)%

The effective tax rate for the year ended December 31, 2007 was 5.8%, compared to a negative 20.8% in 2006. The change from a provision for income taxes for the year ended December 31, 2006 to a benefit for income taxes for the year ended December 31, 2007 was primarily due to a significant increase in pre-tax losses for 2007 compared to 2006, due mostly to impairment charges, which is offset by a considerable increase in the valuation allowance for federal and state deferred tax assets. Excluding the effect of the current year change in the valuation allowance, our effective tax rate as of December 31, 2007 was 39.0%.

Minority interest in income of subsidiaries

Year Ended December 31,		Increase/(Decrease)
2007	2006
$3,910	$3,004	$906	30.2%

The increase in minority interest in income of subsidiaries is due primarily to an increase in Reach Media’s net income for the period ended December 31, 2007, compared to the same period in 2006.

(Loss) income from discontinued operations, net of tax

Year Ended December 31,		Increase/(Decrease)
2007	2006
$(7,319)	$3,711	$(11,030)	(297.2)%

The change from income to loss from discontinued operations, net of tax, resulted from the sales of our Dayton, Louisville, Minneapolis and Augusta markets, throughout the period ending December 31, 2007, for approximately $108.1 million in cash, compared to the December 2006 sale of our Boston WILD-FM radio station, for $30.0 million in cash. During the year ended December 31, 2007, we recognized a gain, net of tax, of $65,000 for the Dayton, Louisville, Minneapolis and Augusta sales, compared to a gain, net of tax, of approximately $11.4 million for the same period in 2006 for the Boston WILD-FM sale. The (loss) income from discontinued operations, net of tax, also includes results of operations for our Miami station, for which we have entered into a definitive agreement to sell, and which is currently being operated pursuant to an LMA with Salem Communications Holding Corporation. Subject to the necessary regulatory approvals, we anticipate closing on the Miami transaction during the second quarter of 2008.

Other Data

Station operating income

Station operating income decreased to approximately $139.6 million for the year ended December 31, 2007, compared to approximately $163.3 million for the year ended December 31, 2006, a decrease of approximately $23.7 million or a decline of 14.5%. This decrease was primarily due to a decline in revenue and increases in station operating expenses related to the consolidation of the operating results of Giant Magazine, spending on our internet initiative launched in 2007, higher on-air talent and bartered programming costs, expenses for new stations, increased music royalties, additional research, and increased marketing, promotional and events spending.

Station operating income margin

Station operating income margin decreased to 42.3% for the year ended December 31, 2007 from 47.8% for the year ended December 31, 2006. This decrease was primarily attributable to a decline in revenue and a decrease in station operating income as described above.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005 (In thousands)

	Year Ended December 31,		Increase/(Decrease)
	2006	2005
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
Statements of Operations:
Net revenue	$341,240	$342,027	$(787)	(0.2)%
Operating expenses:
Programming and technical, excluding stock-based compensation	73,343	64,242	9,101	14.2
Selling, general and administrative, excluding stock-based compensation	104,629	103,183	1,446	1.4
Corporate selling, general and administrative, excluding stock based compensation	26,296	24,335	1,961	8.1
Stock-based compensation	4,687	786	3,901	496.3
Depreciation and amortization	14,355	14,459	(104)	(.7)
Impairment of intangible assets	49,930	—	49,930	—
Total operating expenses	273,240	207,005	66,235	32.0
Operating income	68,000	135,022	(67,022)	(49.6)
Interest income	1,393	1,428	(35)	(2.5)
Interest expense	72,932	63,010	9,922	15.7
Equity in loss of affiliated company	2,341	1,846	495	26.8
Other expense, net	278	97	181	186.6
(Loss) income before provision for income taxes, minority interest in income of subsidiaries and income from discontinued operations, net of tax	(6,158)	71,497	(77,655)	(108.6)
Provision for income taxes	1,279	25,179	(23,900)	(94.9)
Minority interest in income of subsidiary	3,004	1,868	1,136	60.8
Net (loss) income from continuing operations	(10,441)	44,450	(54,891)	(123.5)
Income from discontinued operations, net of tax	3,711	4,185	(474)	(11.3)
Net (loss) income	(6,730)	48,635	(55,365)	(113.8)
Preferred stock dividends	—	2,761	(2,761)	—
Net (loss) income applicable to common stockholders	$(6,730)	$45,874	$(52,604)	(114.7)%

Net revenue

Year Ended December 31,		Increase/(Decrease)
2006	2005
$341,240	$342,027	$(787)	(0.2)%

In 2006, we recognized approximately $341.2 million in net revenue compared to approximately $342.0 million during the same period in 2005. These amounts are net of agency and outside sales representative commissions, which were approximately $41.5 million during 2006, compared to approximately $44.1 million during the same period in 2005. Despite the consolidation of twelve months of operating results for Reach Media during the year ended December 31, 2006, compared to ten months of operating results for the same period in 2005, net revenue decreased 0.2% for the year ended December 31, 2006, compared to the same period in 2005. The decrease in net revenue was due to a decline in overall industry revenue in the markets in which we operate, a significant revenue decline from our Los Angeles station and more modest declines in our Atlanta, Charlotte, Dallas and Washington, DC markets. These declines were offset partially by increases in net revenue experienced in our Baltimore, Houston, Richmond and St. Louis markets, among others, increased net revenue due to consolidating Reach Media’s operating results and revenue from the January 2006 launch of the news/talk network. Excluding the operating results of Reach Media, our net revenue decreased approximately 3.5% for the year ended December 31, 2006, compared to the same period in 2005.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2006	2005
$73,343	$64,242	$9,101	14.2.%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations and on the Tom Joyner syndicated television variety show, which ended in September 2006. Programming and technical expenses also include expenses associated with our research activities and music royalties. The increase in programming and technical expenses resulted primarily from our consolidation of twelve months of operating results for Reach Media during the year ended December 31, 2006, compared to ten months of operating results for the year ended December 31, 2005. This includes approximately $1.4 million in additional expenses associated with the Tom Joyner syndicated television variety show launched by Reach Media in October 2005, which ended in September 2006. Increased programming and technical expenses were also due to approximately $1.8 million of additional bartered programming expenses, approximately $1.4 million in expenses associated with the January 2006 launch of the news/talk network and approximately $1.4 million in additional music royalties. Increased programming and technical expenses were also due to higher programming compensation, increased tower expenses and additional production costs. Excluding the operating results of Reach Media, programming and technical expenses increased 8.4% for the year ended December 31, 2006, compared to the same period in 2005.

Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2006	2005
$104,629	$103,183	$1,446	1.4%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses and back office expenses. Selling, general and administrative expenses also include expenses related to the advertising traffic (scheduling and insertion) functions. The increase in selling, general and administrative expenses resulted primarily from additional marketing and promotions spending, expenses associated with the January 2006 launch of the news/talk network, and additional compensation and benefits. The benefits increase was due to expenses associated with our 401(k) employee savings program, for which we began matching employee contributions in January 2006. These increases were partially offset by a decline in sales expenses associated with an approximately $5.3 million non-cash charge in September 2005 associated with terminating our national sales representation agreements with Interep National Radio Sales, Inc. (“Interep”). Excluding the 2005 one-time non-cash termination charge and subsequent amortization, selling, general and administrative expenses increased 7.9% for the year ended December 31, 2006, compared to the same period in 2005. Excluding both the one-time non-cash termination charge and subsequent amortization and the operating results of Reach Media, selling, general and administrative expenses increased 9.0% for the year ended December 31, 2006, compared to the same period in 2005.

Corporate selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2006	2005
$26,296	$24,335	$1,961	8.1%

Corporate selling, general and administrative expenses consist of expenses associated with maintaining our corporate headquarters and facilities, including personnel. The increase in corporate selling, general and administrative expenses resulted primarily from our consolidation of twelve months of operating results for Reach Media during the year ended December 31, 2006, compared to ten months of operating results for the same period in 2005. The increase in corporate selling, general and administrative expenses also resulted from approximately $1.0 million in expenses associated with our 2006 25th Anniversary awards event, approximately $0.7 million in severance expenses, additional professional services, additional contract labor expenses, increased travel and transportation spending and additional facilities expenses. Excluding expenses associated with our 25th Anniversary awards event and the operating results of Reach Media, corporate selling, general and administrative expenses increased 6.4% for the year ended December 31, 2006, compared to the same period in 2005.

Stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2006	2005
$4,687	$786	$3,901	496.3%

Stock-based compensation consists of expenses associated with our January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.” SFAS No. 123(R) eliminated accounting for share-based payments based on Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The 2005 stock-based compensation reflects additional stock-based compensation associated with revised measurement dates consistent with Accounting Principles Board (“APB”) Opinion No. 25 for our past option grant practices.

Depreciation and amortization

Year Ended December 31,		Increase/(Decrease)
2006	2005
$14,355	$14,459	$(104)	(.7)%

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

Impairment of intangible assets

Year Ended December 31,		Increase/(Decrease)
2006	2005
$49,930	$—	$49,930	—%

The increase in the impairment of intangible assets reflects a non-cash charge recorded for the impairment of goodwill and the radio broadcasting license for our Los Angeles station.

Interest expense

Year Ended December 31,		Increase/(Decrease)
2006	2005
$72,932	$63,010	$9,922	15.7%

The increase in interest expense resulted from interest obligations associated with additional borrowings to partially fund the February 2005 redemption of our 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”) in an amount of $309.8 million. Additional interest obligations were also incurred from additional borrowings throughout 2006 to partially fund the acquisitions of radio stations WHHL-FM (formerly WRDA-FM), WMOJ-FM (formerly WIFE-FM), and to partially fund the acquisition of the intellectual property of WMOJ-FM. Interest expense also increased due to higher market interest rates on the variable portion of our debt.

Equity in loss of affiliated company

Year Ended December 31,		Increase/(Decrease)
2006	2005
$2,341	$1,846	$495	26.8%

Equity in loss of affiliated company reflects our estimated equity in the net loss of TV One, LLC (“TV One”). The increased loss is due to the higher losses of TV One for the year ended December 31, 2006, compared to the same period in 2005.

Provision for income taxes

Year Ended December 31,		Increase/(Decrease)
2006	2005
$1,279	$25,179	$(23,900)	(94.9)%

The effective tax rate for the year ended 2006 was a negative 20.8%. The decrease in the provision for income taxes for the year ended December 31, 2006 was primarily due to a decrease in pre-tax income for 2006 compared to 2005. These decreases were partially offset by increases to the provision for the tax impact of adopting SFAS No. 123(R), a current year impairment charge, an adjustment for state tax law changes for Ohio and Texas, in addition to valuation allowances established for charitable contribution carryforwards and certain state net operating losses.

Minority interest in income of subsidiaries

Year Ended December 31,		Increase/(Decrease)
2006	2005
$3,004	$1,868	$1,136	60.8%

The increase in minority interest in income of subsidiaries is due primarily to an increase in Reach Media’s net income for the period ended December 31, 2006, compared to a ten month period in 2005.

Income from discontinued operations, net of tax

Year Ended December 31,		Increase/(Decrease)
2006	2005
$3,711	$4,185	$(474)	(11.3)%

The increase in income from discontinued operations, net of tax, resulted from our strategy to sell approximately $150.4 million in assets. To date, we have received proceeds of approximately $138.1 million and in 2006, closed on the sale of our Boston WILD-FM station and in 2007, closed on the sale of our stations in the Minneapolis, Dayton, Louisville and Augusta markets. We have also entered into an agreement to sell the assets of our Miami station, and subject to the necessary regulatory approvals, we expect to close on this transaction in the first quarter of 2008. In 2006, we recognized a gain, net of tax of approximately $11.4 million on the sale of our Boston WILD-FM station.

Net (loss) income applicable to common stockholders

Year Ended December 31,		Increase/(Decrease)
2006	2005
$(6,730)	$45,874	$(52,604)	(114.7)%

Net (loss) income applicable to common stockholders reflects net (loss) income less dividends on our 6 1/2% Convertible Preferred Remarketable Term Income Deferrable Equity Securities (“HIGH TIDES”), if any. The net loss (income) applicable to common stockholders is attributable to a decrease of approximately $55.4 million in net income, partially offset by a decrease in dividends of approximately $2.8 million. Dividends on our HIGH TIDES were approximately $2.8 million in 2005 and $0 in 2006. In February, 2005, we redeemed all of our outstanding HIGH TIDES using proceeds from the sale of our $200.0 million 6 3/8% senior subordinated notes, borrowings of $110.0 million under our revolving credit facility, and available cash.

Other Data

Station operating income

Station operating income decreased to approximately $163.3 million for the year ended December 31, 2006, compared to approximately $174.6 million for the year ended December 31, 2005, a decrease of approximately $11.3 million, or 6.5%. This decrease was primarily due to an increase in station operating expenses related to the January 2006 launch of our news/talk network, bartered programming, incremental music royalties and the implementation of the Company’s matching contribution to the employee 401(k) savings program.

Station operating income margin

Station operating income margin decreased to 47.8% for the year ended December 31, 2006 from 51.0% for the year ended December 31, 2005. This decrease was primarily attributable to flat revenue performance combined with decreased station operating income as described above.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our credit facilities and other debt or equity financing.

In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The term of the Credit Agreement is seven years and the amount available under the Credit Agreement consists of a $500.0 million revolving facility and an initial $300.0 million term loan. Borrowings are subject to compliance with certain provisions of the Credit Agreement, including financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, refinancing under certain conditions, investments and acquisitions permitted under the Credit Agreement, and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.60 to 1.00 through June 30, 2008, no less than 1.75 to 1.00 from July 1, 2008 to December 31, 2009, no less than 2.00 to 1.00 from January 1, 2010 through December 31, 2010, and no less than 2.25 to 1.00 from January 1, 2011 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.75 to 1.00 through March 31, 2008, no greater than 7.50 to 1.00 from April 1, 2008 through September 30, 2008, no greater than 7.25 to 1.00 from October 1, 2008 through June 30, 2010, no greater than 6.50 to 1.00 from July 1, 2010 through September 30, 2011, and no greater that 6.00 to 1.00 from October 1, 2011 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the Credit Agreement in June 2005, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Company is in compliance with all debt covenants as of December 31, 2007. Based on current projections, the Company believes in 2008 it will be in compliance with all debt covenants.

As of December 31, 2007, we had approximately $379.5 million of committed but unused borrowings. Taking into consideration the covenants under the Credit Agreement, $18.8 million of that amount was available to be drawn down. Both the term loan facility and the revolving facility under the Credit Agreement bear interest, at our option, at a rate equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus a spread that ranges from 0.63% to 2.25%, or (ii) the prime rate plus a spread of up to 1.25%. The amount of the spread varies depending on our leverage ratio. We also pay a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the unused commitment of the revolving facility.

Under the Credit Agreement, we are required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of December 31, 2007, we had three swap agreements in place for a total notional amount of $75.0 million, and the periods remaining on these three swap agreements range in duration from six to 54 months.

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

The following table summarizes the interest rates in effect with respect to our debt as of December 31, 2007:

	Amount	Applicable
Type of Debt	Outstanding	Interest Rate
	(In millions)

Senior bank term debt (swap matures June 16, 2012)(1)	$25.0	6.72%
Senior bank term debt (swap matures June 16, 2010)(1)	$25.0	6.57%
Senior bank term debt (swap matures June 16, 2008)(1)	$25.0	6.38%
Senior bank term debt (subject to variable interest rates)(2)	$120.0	7.25%
Senior bank revolving debt (subject to variable interest rates)(2)	$119.5	7.25%
8 7/8% senior subordinated notes (fixed rate)	$300.0	8.88%
6 3/8% senior subordinated notes (fixed rate)	$200.0	6.38%
Seller financed acquisition loan	$1.0	5.10%

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

The following table provides a comparison of our statements of cash flows for the years ended December 31, 2007 and 2006:

	2007	2006
	(In thousands)

Net cash flows from operating activities	$44,014	$77,460
Net cash flows from used in investing activities	78,468	(46,227)
Net cash flows used in financing activities	(130,641)	(17,908)

Net cash flows from operating activities were approximately $44.0 million and $77.5 million for the years ended December 31, 2007 and 2006, respectively. Cash flows from operating activities for the year ended December 31, 2007 declined from the prior year primarily due to the decrease in station operating income of approximately $23.7 million and change in deferred taxes of $28.0 million due to an increase in the valuation allowance for deferred tax assets of $132.1 million, which is offset by impairment charges on intangible assets of $409.6 million.

Net cash flows from investing activities were approximately $78.5 million for the year ended December 31, 2007 compared to cash flows used in investing activities of $46.2 million for the year ended December 31, 2006. During the year ended December 31, 2007, we sold the assets of our radio stations in the Dayton, Louisville, Minneapolis, and Augusta markets for approximately $108.1 million. We also funded approximately $8.7 million of our investment commitment in TV One during 2007. During the year ended December 31, 2006, we acquired the assets of WHHL-FM (formerly WRDA-FM), a radio station located in the St. Louis metropolitan area for approximately $20.0 million and the assets of WIFE-FM, a radio station located in the Cincinnati metropolitan area for approximately $18.0 million. In connection with the WIFE-FM acquisition, we also acquired the intellectual property of radio station WMOJ-FM, also in the Cincinnati metropolitan area, for approximately $5.0 million in cash and changed WIFE-FM’s call sign to WMOJ-FM. Additionally in 2006, we funded approximately $14.6 million of our investment commitment in TV One. In December 2006, we sold the assets of WILD-FM, a radio station located in the Boston metropolitan area for approximately $30.0 million. Capital expenditures were approximately $4.8 million and $14.3 million for the year ended December 31, 2007 and 2006, respectively.

Net cash flows used in financing activities were approximately $130.6 million for the year ended December 31, 2007 compared to net cash flows used in financing activities of approximately $17.9 million for the year ended December 31, 2006.  The Company used $123.0 million of the proceeds from completing the sales of certain radio stations to pay down debt during the year ended December 31, 2007. In addition, the Company incurred approximately $3.0 million in amendment fees associated with amending financial covenants of the Credit Agreement and paid approximately $2.9 million in dividends to Reach Media’s minority shareholders. During the year ended December 31, 2006, we borrowed $33.0 million from our credit facility to fund partially the May and September 2006 acquisitions of WHHL-FM (formerly WRDA-FM) and WMOJ-FM (formerly WIFE-FM) and paid approximately $2.9 million in dividends to Reach Media’s minority shareholders. In 2006, we made a repayment on our revolving credit facility of $48.0 million.

From time to time we consider opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic investments and divestitures. In July 2007, we acquired the assets of WDBZ-AM, a radio station located in the Cincinnatimetropolitan area, for approximately $2.6 million in seller financing. Up until closing in July 2007, we had been operating WDBZ-AM pursuant to an LMA since August 2001. In April 2007, we paid a deposit of $3.0 million and entered into an agreement to acquire the assets of WPRS-FM (formerly WXGG-FM), a radio station located in the Washington, DC metropolitan area, for approximately $38.0 million in cash, and a local marketing agreement with Bonneville International Corporation to operate the radio station pending the completion of the acquisition. Subject to the necessary regulatory approvals, we expect to complete the acquisition in the second quarter of 2008. Other than our agreement to purchase WPRS-FM (formerly WXGG-FM) from Bonneville, our agreement with an affiliate of Comcast Corporation, DIRECTV and other investors to fund TV One (the balance of our commitment was approximately $13.7 million at December 31, 2007) we have no other definitive agreements to acquire radio stations or to make strategic investments. Additionally, subject to successful fund raising efforts, we may have a commitment to invest up to $2.0 million in a private equity fund. We anticipate that any future acquisitions or strategic investments will be financed through funds generated from operations, cash on hand, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available will be available on favorable terms.

In October 2007, the Company committed (subject to the completion and execution of requisite legal documentation) to invest in QCP Capital Partners Fund, L.P. (the “Fund”), a new private equity fund with a target amount of $200.0 million, which is in the early stages of being raised. If QCP is successful in its fundraising process, the Company has committed to invest 1% of the Fund total, with a maximum investment of $2.0 million, which the Company would expect to contribute to the fund over a multi-year period, as is typical with funds of this type. Additionally, the Company will become a member of the general partner of the Fund, and become a member of QCP Capital Partners, LLC, the management company for the Fund. The Company also agreed to provide a working capital line of credit to QCP Capital Partners, LLC, in the amount of $775,000. As of December 31, 2007, the Company had provided $353,000 under the line of credit. The line of credit is unsecured and bears interest at 7%. The final repayment of all principal and interest is due from QCP Capital Partners, LLC to the Company no later than December 31, 2009.

As of December 31, 2007, we had two standby letters of credit totaling $487,000 in connection with our annual insurance policy renewals and a third standby letter of credit totaling $500,000 in connection with a special event. To date, there has been no activity on these standby letters of credit.

Our ability to meet our debt service obligations and reduce total debt, our ability to refinance the 8 7/8% senior subordinated notes at or prior to their scheduled maturity date in 2011, and our ability to refinance the 6 3/8% senior subordinated notes at or prior to their scheduled maturity date in 2013 will depend upon our future performance which, in turn, will be subject to general economic conditions both nationally and locally and to financial, business and other factors, including factors beyond our control. In the next 12 months, our principal liquidity requirements will be for working capital, completing the acquisition of WPRS-FM (formerly WXGG-FM), continued business development, strategic investment opportunities and for general corporate purposes, including capital expenditures.

We believe that, based on current levels of operations and anticipated internal growth, for the foreseeable future, cash flow from operations together with other available sources of funds will be adequate to make required payments of interest on our indebtedness, to fulfill our commitment to fund TV One, to fund acquisitions, to fund anticipated capital expenditures and working capital requirements and to enable us to comply with the terms of our debt agreements, as amended. However, in order to finance future acquisitions or investments, if any, we may require additional financing and there can be no assurance that we will be able to obtain such financing on terms acceptable to us.

Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s Investor Services and Standard & Poor’s evaluate our debt. On December 20, 2007, Moody’s Investors Service downgraded our corporate family rating to B1 from Ba3 and our $800 million secured credit facility ($500 million revolver, $300 million term loan) to Ba2 from Ba1.  In addition, Moody’s downgraded our 8 7/8% senior subordinated notes and 6 3/8% senior subordinated notes to B3 from B1. While noting that our rating outlook was stable, the ratings downgrade reflected the Company’s operating performance, weaker than previously expected credit metrics and limited capacity under financial covenants.

Although reductions in our bond ratings may not have an immediate impact on our cost of debt or liquidity, they may impact ourfuture cost of debt and liquidity.  Increased debt levels and/or decreased earnings could result in further downgrades in our credit ratings, which, in turn, could impede our access to the debt markets, reduce the total amount of commercial paper we could issue, raise our commercial paper borrowing costs and/or raise our long-term debt borrowing rates. Our ability to use debt to fund major new acquisitions or new businessinitiatives could also be limited.

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We may adopt SFAS No. 159 no later than first quarter 2008. The Company is currently evaluating SFAS No. 159 and its effect, if any, on the Company’s financial position, results of operations and cash flows.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. We will adopt SFAS No. 157 no later than its effective date of the fourth quarter of 2008, except for any portion of SFAS No. 157 that is deferred pursuant to a recently proposed FASB Staff Position. The Company is currently evaluating SFAS No. 157 and its effect, if any, on the Company’s financial position, results of operations and cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were effective for the Company for its December 2006 year-end. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Financial Accounting Standards Board interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — Interpretation of SFAS No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 were effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of this adoption, the Company recognized a charge of  $895,000 to the January 1, 2007 opening accumulated deficit balance in order to reflect unrecognized tax benefits of approximately $4.9 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Each quarter, the Company reviews its FIN No. 48 estimates, and any change in the associated liabilities results in an adjustment to income tax expense in the consolidated statement of operations in each period measured. The Company anticipates that there will be no immediate impact on its cash flows resulting from its conformity with FIN No. 48.

Critical Accounting Policies and Estimates

Our accounting policies are described in Note 1 of our Consolidated Financial Statements— Organization and Summary of Significant Accounting Policies. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies and estimates to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows.

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

Goodwill and Radio Broadcasting Licenses

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of December 31, 2007, we have approximately $1.4 billion in radio broadcasting licenses and goodwill, which represent approximately 83% of our total assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for such assets owned as of October 1st, we test annually for impairment during each fourth quarter. Asset impairment exists when the carrying value of these assets exceeds their respective fair value. When the carrying value exceeds fair value, an impairment amount is charged to operations for the excess. In total, we have recorded approximately $420.0 million and $63.3 million in impairment charges for the years ended December 31, 2007 and 2006, respectively. For the year ended December 31, 2007, approximately $409.6 million in impairment charges was recorded on assets in eight of the 17 markets comprising continuing operations, and $10.4 million was applicable to three of the six markets comprising discontinued operations. Approximately $49.9 million in impairment charges for the year ended December 31, 2006 was applicable to one station in continuing operations, and $13.3 million was applicable to one market in discontinued operations. We believe estimating the value of radio broadcasting licenses and goodwill is a critical accounting estimate because:

•	the carrying value of radio broadcasting licenses and goodwill is significant in relation to our total assets;

•
the estimate is highly judgmental and contains assumptions incorporating variables including, but not limited to, discounted cash flows, market revenue and growth projections, stations performance, profitability margins, capital expenditures, multiples for station sales, the weighted-average cost of capital and terminal values; and

•	our recent asset dispositions and corresponding multiples and sale prices have, and could continue to result in indicators of impairment associated with these assets.

Changes in our estimated fair values as a result of either future asset dispositions or our annual impairment testing could result in future write-downs to the carrying values of these assets. See also Note 1 of our Consolidated Financial Statements — Organization and Summary of Significant Accounting Policies and Note 5 of our Consolidated Financial Statements — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

Impairment of Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the assets to future discounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Allowance for Doubtful Accounts

We must make estimates of the uncollectability of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the past four years, including the year ended December 31, 2007, our historical results have usually averaged approximately 6.1% of our outstanding trade receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required.

Revenue Recognition

We recognize revenue for broadcast advertising when the commercial is broadcast and we report revenue net of agency and outside sales representative commissions in accordance with SAB No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” When applicable, agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, advertisers remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to us.

Equity Accounting

We account for our investment in TV One under the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and other related interpretations. We have recorded our investment at cost and have adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. We will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. We have determined that although TV One is a variable interest entity (as defined by FIN No. 46(R), “Consolidation of Variable Interest Entities,”) the Company is not the primary beneficiary of TV One. See Note 6 of our Consolidated Financial Statements — Investment in Affiliated Company for further discussion.

Contingencies and Litigation

We regularly evaluate our exposure relating to any contingencies or litigation and record a liability when available information indicates that a liability is probable and estimable. We also disclose significant matters that are reasonably possible to result in a loss, or are probable but for which an estimate of the liability is not currently available. To the extent actual contingencies and litigation outcomes differ from amounts previously recorded; additional amounts may need to be reflected.

Estimate of Effective Tax Rates

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

To address the exposures of unrecognized tax positions, in January 2007, we adopted (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — Interpretation of SFAS No. 109, which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. Upon the adoption of FIN No. 48, we recorded a $895,000 increase to our net tax liability in order to account for the impact of potential unfavorable outcomes of our tax positions if challenged by taxing authorities. This $895,000 was a cumulative effect adjustment as January 1, 2007. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

Our estimated effective tax rate at December 31, 2007 was 5.8%. This includes a current year 37.6% unfavorable impact for the valuation allowance for certain deferred tax assets. Excluding the impact of the valuation allowance, the effect of a one percentage point increase in our estimated tax rate as of December 31, 2007 would result in an increase in additional income tax benefit of approximately $4.0 million. The one percentage point increase in income tax benefit would result in a decrease in net loss of approximately $4.1 million, and the net loss per share, both basic and diluted would decrease to a loss of $3.83 and a loss of $3.88, respectively, for continuing operations versus total net loss available to common shareholders, while the net loss per share for discontinued operations remains unchanged for the year ended December 31, 2007.

Realizibility of Deferred Tax Balances

At December 31, 2007, the Company recorded significant deferred tax assets, mainly for accumulated net operating losses (“NOLs”), of approximately $105.3 million of NOLs for federal income tax purposes and $22.9 million of NOLs for state income tax purposes that are available to offset future taxable income. In addition, the Company had approximately $4.1 million in unrecognized deferred tax assets related to state NOLs. The NOLs begin to expire as early as 2008 for state income tax purposes, and in 2018 through 2027 for federal income tax purposes. In assessing whether the Company will recognize a benefit from these deferred tax assets, management considered whether it is more likely than not that some portion of or the entire deferred tax asset will not be realized. Based on our evaluation of the positive and negative evidence regarding the realization of our net operating losses, we determined that it was more likely than not that these NOLs would not be recognized, Accordingly, we recorded a full NOL valuation allowance of approximately $134.0 million as of December 31, 2007. For the remaining deferred tax assets that were not fully reserved, we believe that these assets will be realized within the carryforward period, however, if we do not generate the projected levels of future taxable income and if our tax planning strategies do not materialize as assumed, an additional valuation allowance may need to be recorded.

Impact of Inflation

We believe that inflation has not had a material impact on our results of operations in the three-year period ended December 31, 2007. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

Seasonality

Several factors may adversely affect a radio broadcasting company’s performance in any given period. In the radio broadcasting industry, seasonal revenue fluctuations are common and are due primarily to variations in advertising expenditures by local and national advertisers. Typically, revenues are lowest in the first calendar quarter of the year.  In addition, advertising revenues in even-numbered years may benefit from advertising placed by candidates for political offices.  The effects of such seasonality make it difficult to estimate future operating results based on the previous results of any specific quarter and may adversely affect operating results.

Capital and Commercial Commitments

Long-term debt

The total amount available under our existing Credit Agreement with a syndicate of banks is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. As of December 31, 2007, we had approximately $314.5 million in debt outstanding under the Credit Agreement. We also have outstanding $200.0 million 6 3/8% senior subordinated notes due 2013 and $300.0 million 8 7/8% senior subordinated notes due 2011. There is also an approximate $1.0 million seller financed note payable.  See “Liquidity and Capital Resources.”

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities and non-cancelable leases for equipment that expire over the next 22 years.

Operating Contracts and Agreements

We have other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements that expire over the next seven years.

Contractual Obligations Schedule

The following table represents our contractual obligations as of December 31, 2007:

	Payments Due by Period
Contractual Obligations (1)	2008	2009	2010	2011	2012	2013 and Beyond	Total
	(In thousands)

8 7/8% Senior subordinated notes(2)	$26,625	$26,625	$26,625	$313,313	$—	$—	$393,188
6 3/8% Senior subordinated notes(2)	12,750	12,750	12,750	12,750	12,750	206,375	270,125
Credit facilities(3)	49,884	67,940	69,401	65,725	166,865	—	419,815
Other operating contracts/ agreements(4)(5)(6)	49,592	34,561	19,588	21,019	21,980	22,483	169,223
Operating lease obligations	7,647	6,703	5,839	5,158	3,529	11,309	40,185
Total	$146,498	$148,579	$134,203	$417,965	$205,124	$240,167	$1,292,536

(1)
The amounts presented in the table do not reflect $4.9 million of unrecognized tax benefits, the timing of which is uncertain. Refer to Note 10 to the Consolidated Financial Statements for additional information on unrecognized tax benefits.

(2)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of December 31, 2007.

(3)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of December 31, 2007.

(4)
Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, a seller financed note payable, and other general operating agreements.

(5)
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

(6)
Includes a retention bonus of approximately $3.1 million pursuant to an employment agreement with the former Chief Financial Officer (“CFO”) for remaining employed with the Company until his departure on December 31, 2007. This amount to be paid in July 2008, is a pro rata portion of a $7.0 million retention bonus, had he remained employed with the Company for ten years, and is based on the number of days of employment between October 18, 2005 and December 31, 2007.

Reflected in the obligations above, as of December 31, 2007, we had three swap agreements in place for a total notional amount of $75.0 million. The periods remaining on the swap agreements range in duration from six to 54 months. If we terminate our interest rate swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance. See Note 8 of our Consolidated Financial Statements — Derivative Instruments for a detailed discussion of our derivative instruments.

Off-Balance Sheet Arrangements

As of December 31, 2007, we had two standby letters of credit totaling $487,000 in connection with our annual insurance policy renewals and a third standby letter of credit totaling $500,000 in connection with a special event. The standby letter of credit in place for the special event is reduced each time payments against the total guarantee are made to the vendor. To date, there has been no activity on these standby letters of credit.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Both the term loan facility and the revolving facility under the Credit Agreement bear interest, at our option, at a rate equal to either LIBOR plus a spread that ranges from 0.63% to 2.25%, or the prime rate plus a spread of up to 1.25%, depending on our leverage ratio. We also pay a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the unused commitment of the revolving facility. We are exposed to interest rate volatility with respect to this variable rate debt. If the borrowing rates under LIBOR were to increase one percentage point above the current rates at December 31, 2007, our interest expense on the revolving credit facility would increase approximately $1.6 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described above.

Under the terms of our Credit Agreement, we have entered into fixed rate swap agreements to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of December 31, 2007, we had three swap agreements in place for a total notional amount of $75.0 million, and the periods remaining on these swap agreements range in duration from six to 54 months. All of the swap agreements are tied to the three-month LIBOR, which may fluctuate significantly on a daily basis. The valuation of each of these swap agreements is affected by the change in the three-month LIBOR and the remaining term of the agreement. Any increase in the three-month LIBOR results in a more favorable valuation, while a decrease in the three-month LIBOR results in a less favorable valuation. In addition, we are exposed to market risk in entering into a new swap agreement to replace the existing swap agreement that expires in June 2008.

We estimated the net fair value of these instruments as of December 31, 2007 to be a receivable of $642,000. The fair value of the interest rate swap agreements is an estimate of the net amount that we would have received on December 31, 2007 if the agreements were transferred to other parties or cancelled by us. The fair value is estimated by obtaining quotations from the financial institutions which are parties to our swap agreement contracts.

The determination of the estimated fair value of our fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of our 6 3/8% senior subordinated notes due 2013 and 8 7/8% senior subordinated notes due 2011 at December 31, 2007 were approximately $166.5 and $282.0 million, respectively. The carrying amounts were $200.0 million and $300.0 million, respectively. The estimated fair value of our 6 3/8% senior subordinated notes due 2013 and 8 7/8% senior subordinated notes due 2011 at December 31, 2006 were approximately $187.0 and $309.8 million, respectively. The carrying amounts were $200.0 million and $300.0 million, respectively.

The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 6 3/8% senior subordinated notes due 2013 from approximately $166.5 million to $178.6 million at December 31, 2007. The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 8 7/8% senior subordinated notes due 2011 from approximately $282.0 million to $291.4 million at December 31, 2007.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Radio One required by this item are filed with this report on Pages F-1to F-32.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING ANDFINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the Exchange Act, as of December 31, 2007. Based on this evaluation, our CEO and CFO concluded that, as of such date, our disclosure controls and procedures were effective. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, to allow timely decisions regarding disclosure.

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

(b) Management’s report on internal control over financial reporting

 Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting. The framework used in carrying our evaluation was the Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In evaluating our information technology controls, we also used the framework contained in the Control Objectives for Information and related Technology (COBIT®), which was developed by the Information Systems Audit and Control Association’s (ISACA) IT Governance Institute, as a complement to the COSO internal control framework. Based on our evaluation under these frameworks, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2007.

The effectiveness of our internal control over financial reporting as of December 31, 2007 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its audit report which is included herein.

(c) Attestation report of the independent registered public accounting firm

 To the Board of Directors and Stockholders of Radio One, Inc.:

We have audited Radio One, Inc.  and subsidiaries' internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Radio One, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Radio One, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Radio One, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young llp

Baltimore, Maryland
February 20, 2008

(d) Changes in internal control over financial reporting

There was no change in our internal control over financial reporting during the fourth quarter of fiscal year 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers required by this Item 10 is incorporated into this report by reference to the information set forth under the caption “Nominees for Class A Directors,” “Nominees for Other Directors,” “Code of Conduct,” and “Executive Officers” in our proxy statement for the 2008 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated into this report by reference to the information set forth under the caption “Compensation of Directors and Executive Officers” in our proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated into this report by reference to the information set forth under the caption “Principal Stockholders” in our proxy statement.

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

(a)(1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

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

3.2	Amended and Restated By-laws of Radio One, Inc. amended as of June 5, 2001 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q filed August 14, 2001).
4.1
Certificate Of Designations, Rights and Preferences of the 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) of Radio One, Inc., as filed with the State of Delaware on July 13, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).

4.2
Indenture dated May 18, 2001 among Radio One, Inc., the Guarantors listed therein, and United States Trust Company of New York (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed July 17, 2001 (File No. 333-65278)).

4.3
First Supplemental Indenture, dated August 10, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed October 4, 2001 (File No. 333-65278)).

4.4
Second Supplemental Indenture dated as of December 31, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s registration statement on Form S-3, filed January 29, 2002 (File No. 333-81622)).

4.5
Third Supplemental Indenture dated as of July 17, 2003, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2003).

4.6
Fourth Supplemental Indenture dated as of October 19, 2004, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).

4.7
Fifth Supplemental Indenture dated as of February 8, 2005, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2004).

4.8	Indenture dated February 10, 2005 between Radio One, Inc. and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Current Report on Form 8-K filed February 10, 2005).
4.9
Amended and Restated Stockholders Agreement dated as of September 28, 2004 among Catherine L. Hughes and Alfred C. Liggins, III (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

4.10
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

4.12
Seventh Supplemental Indenture dated as of December 22, 2006 among Radio One, Inc., the Guaranteeing Subsidiary and the Existing Guarantors listed therein, and The Bank of New York, as successor trustee under the Indenture dated May 18, 2001, as amended.

4.13
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

10.11
Waiver to Credit Agreement dated July 12, 2007, by and among Radio One, Inc., the several Lenders thereto, and Wachovia Bank National Association, as Administrative Agent (incorporated by reference to  Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.12	Employment Agreement between Radio One, Inc. and Barry A. Mayo dated August 6, 2007 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.13
Second Amendment to Credit Agreement and Waiver dated as of September 14, 2007, by and among Radio One, Inc., the several Lenders thereto, and Wachovia Bank National Association, as Administrative Agent (incorporated by reference to Radio One’s Current Report on Form 8-K filed September 18, 2007 (File No. 000-25969)).

10.14
Waiver and Consent to Credit Agreement dated May 14, 2007, by and among Radio One, Inc., the several Lenders thereto, and Wachovia Bank National Association, as Administrative Agent (incorporated by reference to Radio One’s Current Report on Form 8-K filed May 18, 2007 (File No. 000-25969)).

10.15
Consent to Credit Agreement dated March 30, 2007, by and among Radio One, Inc., the several Lenders thereto, and Wachovia Bank National Association, as Administrative Agent (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 5, 2007 (File No. 000-25969)).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed onits behalf by the undersigned, thereunto duly authorized on February 29, 2008.

Radio One, Inc.

By: /s/  Peter D. Thompson
Name: Peter D. Thompson
             Title: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 29, 2008.

By: /s/ Catherine L. Hughes
Name: Catherine L. Hughes
Title: Chairperson, Director and Secretary

By: /s/ Alfred C. Liggins, III
Name: Alfred C. Liggins, III
Title: Chief Executive Officer, President and Director

By: /s/ Terry L. Jones
Name: Terry L. Jones
Title: Director

By: /s/ Brian W. McNeill
Name: Brian W. McNeill
Title: Director

By: /s/ B. Doyle Mitchell, Jr.
Name: B. Doyle Mitchell, Jr.
Title: Director

By: /s/ D. Geoffrey Armstrong
Name: D. Geoffrey Armstrong
Title: Director

By: /s/ Ronald E. Blaylock
Name: Ronald E. Blaylock
Title: Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Radio One, Inc.:

We have audited the accompanying consolidated balance sheets of Radio One, Inc. and subsidiaries (“the Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, changes in stockholders’equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index on Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radio One, Inc. and subsidiaries at December 31, 2007 and 2006 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment. Also, as discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for uncertainty in income taxes in 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Radio One, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2008 expressed an unqualified opinion thereon.

/s/  ERNST & YOUNG LLP

Baltimore, Maryland
February 20, 2008

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2007	2006
		(As Adjusted – See Note 1)
	(In thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$24,247	$32,406
Trade accounts receivable, net of allowance for doubtful accounts of $2,162 and $3,901, respectively	52,462	57,148
Prepaid expenses and other current assets	6,639	5,377
Income tax receivable	-	1,296
Deferred income tax asset	15,147	2,856
Current assets from discontinued operations	691	4,829
Total current assets	99,186	103,912
PROPERTY AND EQUIPMENT, net	46,213	46,356
GOODWILL	146,156	148,107
RADIO BROADCASTING LICENSES	1,258,747	1,663,591
OTHER INTANGIBLE ASSETS, net	45,418	49,091
INVESTMENT IN AFFILIATED COMPANY	52,782	51,711
OTHER ASSETS	8,958	6,073
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	10,265	126,369
Total assets	$1,667,725	$2,195,210
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,031	$9,946
Accrued interest	19,004	19,273
Accrued compensation and related benefits	16,837	18,111
Income taxes payable	4,463	2,465
Other current liabilities	12,880	13,259
Current portion of long-term debt	26,004	7,513
Current liabilities from discontinued operations	357	1,740
Total current liabilities	85,576	72,307
LONG-TERM DEBT, net of current portion	789,500	930,014
OTHER LONG-TERM LIABILITIES	5,710	8,201
DEFERRED INCOME TAX LIABILITY	149,950	165,616
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	—	825
Total liabilities	1,030,736	1,176,963
MINORITY INTEREST IN SUBSIDIARIES	3,889	(20)
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value; 1,000,000 shares authorized; no shares outstanding at December 31, 2007 and 2006, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 4,321,378 and 6,319,660 shares issued and outstanding at December 31, 2007 and 2006, respectively	4	6
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 and 2,867,463 shares issued and outstanding at December 31, 2007 and 2006, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 and 3,132,458 shares issued and outstanding at December 31, 2007 and 2006, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 88,638,576 and 86,391,052 shares issued and outstanding as of December 31, 2007 and 2006, respectively	89	87
Accumulated other comprehensive income	644	967
Stock subscriptions receivable	(1,717)	(1,642)
Additional paid-in capital	1,044,273	1,041,029
Accumulated deficit	(410,199)	(22,186)
Total stockholders’ equity	633,100	1,018,267
Total liabilities and stockholders’ equity	$1,667,725	$2,195,210

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
		(As Adjusted - See Note 1)
	(In thousands, except share data)
NET REVENUE	$330,271	$341,240	$342,027
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $634, $606 and $7, respectively	78,991	73,949	64,249
Selling, general and administrative, including stock-based compensation of $2,190, $2,137 and $44 , respectively	114,478	106,766	103,227
Corporate selling, general and administrative, including stock-based compensation of $213, $1,944 and $735, respectively	27,541	28,240	25,070
Depreciation and amortization	15,250	14,355	14,459
Impairment of intangible assets	409,604	49,930	—
Total operating expenses	645,864	273,240	207,005
Operating (loss) income	(315,593)	68,000	135,022
INTEREST INCOME	1,242	1,393	1,428
INTEREST EXPENSE	72,770	72,932	63,010
EQUITY IN LOSS OF AFFILIATED COMPANY	11,453	2,341	1,846
OTHER EXPENSE, net	347	278	97
(Loss) income before provision for income taxes, minority interest in income of subsidiaries and (loss) income from discontinued operations, net of tax	(398,921)	(6,158)	71,497
(BENEFIT) PROVISION FOR INCOME TAXES	(23,032)	1,279	25,179
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	3,910	3,004	1,868
Net (loss) income from continuing operations	(379,799)	(10,441)	44,450
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(7,319)	3,711	4,185
Net (loss) income	(387,118)	(6,730)	48,635
PREFERRED STOCK DIVIDENDS	—	—	2,761
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(387,118)	$(6,730)	$45,874
BASIC AND DILUTED NET (LOSS) INCOME AVAILABLE TO COMMON STOCKHOLDERS:
Continuing operations	$(3.85)	$(.11)	$.40
Discontinued operations, net of tax	(0.07)	.04	.04
Net (loss) income available to common shareholders	$(3.92)	$(.07)	$.44
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	98,710,633	98,709,311	103,749,798
Diluted	98,710,633	98,709,311	103,893,782

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2005, 2006 and 2007

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Stock Subscriptions Receivable	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity

	(In thousands, except share data)
BALANCE, as of December 31, 2004	$—	$22	$3	$3	$77		$(151)	$(34,731)	$1,424,757	$(61,244)	$1,328,736
Comprehensive income:
Net income	—	—	—	—	—	$48,635	—	—	—	48,635	48,635
Change in unrealized net gain on derivative and hedging activities, net of taxes	—	—	—	—	—	1,109	1,109	—	—	—	1,109
Comprehensive income						$49,744
Adjustment of basis for investment in affiliated company	—	—	—	—	—		—	—	(379)	—	(379)
Vesting of non-employee restricted stock	—	—	—	—	—		—	—	58	—	58
Stock-based compensation expense	—	—	—	—	—		—	—	786	—	786
Vesting of subsidiary compensatory employee stock options	—	—	—	—	—		—	—	157	—	157
Amendment to subsidiary stock option plan	—	—	—	—	—		—	—	(1,145)	—	(1,145)
Cash dividends	—	—	—	—	—		—	—	—	(2,847)	(2,847)
Redemption of preferred stock	—	—	—	—	—		—	—	(309,820)	—	(309,820)
Issuance of common stock pursuant to investment in Reach Media, Inc.	—	—	—	—	2		—	—	25,424	—	25,426
Repayment of officer loan	—	—	—	—	—		—	15,895	(10,251)	—	5,644
Interest on stock subscriptions receivable	—	—	—	—	—		—	(482)	—	—	(482)
Repurchase of 592,744 shares of Class A and 5,805,697 shares of Class D common stock	—	(1)	—	—	(7		—	17,752	(95,402)	—	(77,658)
Conversion of 9,560,297 shares of Class A common stock to 9,560,297 shares of Class D common stock	—	(9)	—	—	9		—	—	—	—	—
Employee exercise of options for 131,842 shares of common stock	—	—	—	—	—		—	—	1,087	—	1,087
Tax effect of non-qualified option exercises and vesting of restricted stock	—	—	—	—	—		—	—	383	—	383
BALANCE, as of December 31, 2005	—	12	3	3	81		958	(1,566)	1,035,655	(15,456)	1,019,690
Comprehensive income:
Net loss	—	—	—	—	—	$(6,730)	—	—	—	(6,730)	(6,730)
Change in unrealized net gain on derivative and hedging activities, net of taxes	—	—	—	—	—	9	9	—	—	—	9
Comprehensive loss						$(6,721)
Adjustment of basis for investment in affiliated company	—	—	—	—	—		—	—	(152)	—	(152)
Vesting of non-employee restricted stock	—	—	—	—	—		—	—	(55)	—	(55)
Stock-based compensation expense	—	—	—	—	—		—	—	5,529	—	5,529
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(76)	—	—	(76)
Conversion of 6,899 shares of Class A common stock to 6,899 shares of Class D common stock	—	(6)	—	—	6		—	—	—	—	—
Employee exercise of options for 8,460 shares of common stock	—	—	—	—	—		—	—	52	—	52
BALANCE, as of December 31, 2006	—	6	3	3	87		967	(1,642)	1,041,029	(22,186)	1,018,267
Comprehensive income:
Net loss	—	—	—	—	—	$(387,118)	—	—	—	(387,118)	(387,118)
Change in unrealized net gain on derivative and hedging activities, net of taxes	—	—	—	—	—	(323)	(323)	—	—	—	(323)
Comprehensive loss						$(387,441)
Vesting of non-employee restricted stock	—	—	—	—	—		—	—	(63)	—	(63)
Stock-based compensation expense	—	—	—	—	—		—	—	3,307	—	3,307
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(75)	—	—	(75)
Cumulative impact of change in accounting for uncertainties in income taxes	—	—	—	—	—		—	—	—	(895)	(895)
Conversion of 1,998,281 shares of Class A common stock to 1,998,281 shares of Class D common stock	—	(2)	—	—	2		—	—	—	—	—
Conversion of 5,620 shares of Class B common stock to 5,620 shares of Class D common stock	—	—	—	—	—		—	—	—	—	—
Conversion of 11,410 shares of Class C common stock to 11,410 shares of Class D common stock common stock	—	—	—	—	—		—	—	—	—	—
BALANCE, as of December 31, 2007	$—	$4	$3	$3	$89		$644	$(1,717)	$1,044,273	$(410,199)	$633,100

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2007	2006	2005
		(As Adjusted -See Note 1)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(387,118)	$(6,730)	$48,635
Adjust for net (loss) income from discontinued operations	7,319	(3,711)	(4,185)
Net (loss) income from continuing operations	$(379,799)	$(10,441)	$44,450
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	15,250	14,355	14,459
Amortization of debt financing costs	2,241	2,097	4,171
Amortization of production content	—	2,277	3,690
Deferred income taxes	(28,013)	2,066	25,515
Loss on write-down of investment	—	270	754
Intangible assets impairment	409,604	49,930	—
Equity in loss of affiliated company	11,453	2,341	1,846
Minority interest in income of subsidiaries	3,910	3,004	1,868
Stock-based and other non-cash compensation	3,037	5,981	2,544
Contract termination fee	—	—	5,271
Amortization of contract inducement and termination fee	(1,809)	(2,065)	(920)
Change in interest due on stock subscriptions receivable	(75)	(76)	(482)
Effect of change in operating assets and liabilities, net of assets acquired and disposed of:
Trade accounts receivable	4,685	2,043	(40)
Prepaid expenses and other current assets	(793)	1,734	(6,419)
Income tax receivable	1,296	2,639	(285)
Other assets	324	—	—
Accounts payable	(3,915)	2,538	(5,781)
Accrued interest	(270)	(35)	5,087
Accrued compensation and related benefits	(1,027)	(3,186)	(913)
Income taxes payable	1,997	(1,340)	288
Other liabilities	1,327	3,287	704
Net cash flows from operating activities from discontinued operations	4,591	41	5,338
Net cash flows from operating activities	44,014	77,460	101,145
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,635)	(14,291)	(13,816)
Equity investments	(12,590)	(17,086)	(271)
Acquisitions	—	(43,188)	(21,320)
Deposits for station equipment and purchases of other assets	(5,904)	(1,129)	(977)
Proceeds from sale of assets	108,100	30,000	—
Sale of short-term investments	—	—	10,000
Net cash flows used in investing activities from discontinued operations	(503)	(533)	(1,917)
Net cash flows from (used in) investing activities	78,468	(46,227)	(28,301)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	—	33,000	587,500
Repayment of long-term debt	(124,697)	(48,020)	(455,007)
Proceeds from exercise of stock options	—	52	1,003
Payment of dividend to minority interest shareholders	(2,940)	(2,940)	—
Payment of preferred stock dividends	—	—	(6,959)
Proceeds from debt issuances, net of offering costs	—	—	195,315
Redemption of convertible preferred stock	—	—	(309,820)
Repayment of officer loan for stock subscription	—	—	5,644
Payment of bank financing costs	(3,004)	—	(4,172)
Repurchase of common stock	—	—	(77,658)
Net cash flows used in financing activities	(130,641)	(17,908)	(64,154)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(8,159)	13,325	8,690
CASH AND CASH EQUIVALENTS, beginning of year	32,406	19,081	10,391
CASH AND CASH EQUIVALENTS, end of year	$24,247	$32,406	$19,081
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$70,798	$70,876	$53,753
Income taxes	$6,093	$6,407	$1,033

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007, 2006 and 2005

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  (a)  Organization and Business

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and subsidiaries (collectively the “Company”) is one of the nation’s largest radio broadcasting companies and the largest broadcasting company that primarily targets African-American and urban listeners. While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, we have made acquisitions and investments in other complementary media properties. We are near completion of having executed our $150.0 million non-strategic radio assets disposition plan. Pro forma for recently announced sale transactions, we own and or operate 54 radio stations located in 17 urban markets in the United States. Our other media acquisitions and investments include our approximate 36% ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 51% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; and our acquisition of certain assets of Giant Magazine, LLC (“Giant Magazine”), an urban-themed lifestyle and entertainment magazine. Given the diversity of our business, we have changed the reference of Net Broadcast Revenue to Net Revenue in the accompanying consolidated financial statements.

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

Certain reclassifications associated with accounting for discontinued operations have been made to prior year and prior quarter balances to conform to the current year presentation. These reclassifications had no effect on any other previously reported net income or loss or any other statement of operations, balance sheet or cash flow amounts. Where applicable, these financial statements have been identified as “As Adjusted”. See Note 3 — Disposition of Assets and Discontinued Operations.

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

The Company accounts for its investment in TV One under the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and other related interpretations. The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. The Company will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. The Company has determined that, although TV One is a variable interest entity (as defined by Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities,” the Company is not the primary beneficiary of TV One. See Note 6 — Investment in Affiliated Company for further discussion.

  (d)  Cash and Cash Equivalents

Cash and cash equivalents consist of cash, repurchase agreements and money market funds at various commercial banks. All cash equivalents have original maturities of 90 days or less. For cash and cash equivalents, cost approximates market value.

  (e)  Trade Accounts Receivable

Trade accounts receivable are recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s estimate of the amount of probable losses in the Company’s existing accounts receivable. The Company determines the allowance based on the aging of the accounts receivable, the impact of economic conditions on the advertisers’ ability to pay and other factors. Inactive delinquent accounts that are past due beyond a certain amount of days are written off and often pursued by ways of other collection efforts. Bankruptcy accounts are immediately written off upon receipt of the bankruptcy notice from the courts. In bankruptcy instances, we file a proof of claim with the courts in order to receive any later distribution of funds that may be forthcoming.

  (f)  Goodwill, Radio Broadcasting Licenses and Other Intangible Assets

Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. Radio broadcasting licenses acquired in business combinations are valued using a discounted cash flow analysis. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and radio broadcasting licenses are not amortized, but are tested annually for impairment at the reporting unit level and unit of accounting level, respectively. Impairment of goodwill is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The implied fair value of goodwill is the amount determined by deducting the estimated fair value of all tangible and identifiable intangible net assets of the reporting unit from the estimated fair value of the reporting unit. If the recorded value of goodwill exceeds its implied value, an impairment charge for goodwill is recorded for the excess. Impairment of radio broadcasting licenses is the condition that exists when the carrying amount of the radio broadcasting license exceeds its fair value. The fair value of a radio broadcasting license is the discounted cash flow value of its projected income stream. If the recorded value of the radio broadcasting license exceeds its fair value, an impairment charge for the radio broadcasting license is recorded for the excess. The Company performs an impairment test as of October 1 of each year, or when other conditions suggest an impairment may have occurred. As part of continuing operations, during the year ended December 31, 2007, the Company recognized approximately $409.6 million of impairment charges to its radio broadcasting licenses for its Los Angeles, Houston, Dallas, Cleveland, Philadelphia, Columbus, Cincinnati and Boston markets. As part of discontinued operations, the Company recognized approximately $10.4 million in impairment charges for the Louisville, Augusta and Minneapolis markets, for a total impairment charge of $420.0 million. During the year ended December 31, 2006, the Company recognized an approximate $49.9 million impairment charge to its radio broadcasting license for its Los Angeles station as part of continuing operations, and $13.4 million for its Louisville market as part of discontinued operations, for a total impairment charge of $63.3 million. During 2005, the Company determined that its goodwill, radio broadcasting licenses and other intangible assets were not impaired and accordingly no impairment charge was recognized during the year. See also Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

  (g)  Impairment of Long-Lived Intangible Assets, Excluding Goodwill and Radio Broadcasting Licenses

The Company accounts for the impairment of long-lived intangible assets, excluding goodwill and radio broadcasting licenses, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future discounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. The Company determined that its long-lived assets, excluding goodwill and radio broadcast licenses were not impaired during 2007, 2006 and 2005 and, accordingly, no impairment charge was recognized related to these assets.

  (h)  Financial Instruments

Financial instruments as of December 31, 2007 and 2006 consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, long-term debt and stock subscriptions receivable. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2007 and 2006, except for the Company’s outstanding senior subordinated notes. The 8 7/8% senior subordinated notes had a fair value of approximately $282.0 million and $309.8 million as of December 31, 2007 and 2006, respectively. The 6 3/8% senior subordinated notes had a fair value of approximately $166.5 million and $187.0 million as of December 31, 2007 and 2006, respectively. The fair value was determined based on the fair market value of similar instruments.

  (i)  Derivative Financial Instruments

The Company recognizes all derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Derivative instruments are recorded on the balance sheet at fair value. The accounting for changes in derivative fair value depends on the classification of the derivative as a hedging instrument. Derivative value changes are recorded in income for any contracts not classified as qualifying cash flow hedges. For derivatives classified as qualifying cash flow hedges, the effective portion of the derivative value change is recorded through other comprehensive income, a component of stockholders’ equity, net of tax. See Note 8 — Derivative Instruments for further discussion.

  (j)  Revenue Recognition

The Company recognizes revenue for broadcast advertising when the commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” Agency and outside sales representative commissions are based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $38.3 million, $41.5 million and $44.1 million during the years ended December 31, 2007, 2006 and 2005, respectively.

  (k)  Barter Transactions

The Company provides broadcast advertising time in exchange for programming content and certain services. In accordance with guidance provided by Emerging Issues Task Force ("EITF") No. 99-17, “Accounting for Advertising Barter Transactions”, the terms of these exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the years ended December 31, 2007 and 2006, barter transaction revenues were reflected in net revenue of approximately $2.7 million and $1.9 million, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of approximately $2.6 million and $1.8 million and $169,000 and $141,000, in the respective years ended December 31, 2007 and 2006.  No barter transactions took place during the year ended December 31, 2005.

  (l)  Network Affiliation Agreements

The Company has network affiliation agreements classified as Other Intangible Assets. These agreements are amortized over their useful lives. Losses on contract terminations are determined based on the specifics of each contract in accordance with SFAS No. 63, “Financial Reporting by Broadcasters.” See also Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

  (m)  Advertising

The Company expenses advertising costs as incurred. Total advertising expenses, including discontinued operations were approximately $14.1 million, $13.9 million and $12.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.  Excluding discontinued operations, for the years ended December 31, 2007, 2006, and 2005, total advertising expenses were approximately $13.5 million, $12.8 million and $11.1 million, respectively.

  (n)  Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company provides a valuation allowance on its net deferred tax assets when it is more likely than not such assets will not be realized. Deferred income tax expense or benefits are based upon the changes in the asset or liability from period to period.

  (o)  Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment” using the modified prospective transition method and therefore has not restated prior periods’ results as a result of the adoption of this pronouncement. Under this transition method, stock-based compensation expense during the year ended December 31, 2006 included compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, and was based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123. Stock-based compensation expense for all share-based payment awards granted after January 1, 2006 was based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). The Company recognized these compensation costs net of a forfeiture rate of 7.5% and recognized the compensation costs for only those shares expected to vest on a straight-line basis over the requisite service period of the award. In general, the Company’s stock options vest ratably over a four-year period. The Company estimated the forfeiture rate for the year ended December 31, 2007 based on its historical experience during the preceding three years.

Prior to the adoption of SFAS No. 123(R), tax deduction benefits relating to stock-based compensation were presented in the Company’s consolidated statements of cash flows as operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF No. 00-15,“Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123(R) supersedes EITF No. 00-15, amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the Company’s consolidated statements of cash flows as financing cash flows instead of operating cash flows. The Company is currently in a cumulative loss tax position; hence tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were not recognized in financing cash flows during the years ended December 31, 2007 and 2006.

As a result of adopting SFAS No. 123(R), the impact to the Company’s consolidated financial statements for the year ended December 31, 2006 was to increase the net loss approximately $3.3 million after taxes, than if it had continued to account for stock-based compensation under APB No. 25, “Accounting for Stock Issued to Employees.” The impact on both basic and diluted loss per share for the year ended December 31, 2006 was $0.03 per share.

The pro forma table below reflects net income and basic and diluted net income per share during 2005 had the Company applied the fair value recognition provisions of SFAS No. 123, as follows:

For the Year Ended December 31, 2005
(In thousands, except share data)

Net income applicable to common stockholders, as reported:	$45,874
Add: stock-based employee compensation expense included in net income	855
Less: total stock-based employee compensation expense determined under fair value-based method for all awards	11,678
Pro forma net income applicable to common stockholders	$35,051
As reported net income per share — basic	$0.44
As reported net income per share — diluted	0.44
Pro forma net income per share — basic	0.34
Pro forma net income per share — diluted	0.34

See details in Note 11 — Stockholders’ Equity.

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

The following table sets forth the components of comprehensive (loss) income:

	2007	2006	2005
	(In thousands)

Net (loss) income	$(387,118)	$(6,730)	$48,635
Other comprehensive income (net of tax of $242, $186 and $715, respectively):
Derivative and hedging activities	(323)	9	1,109
Comprehensive (loss) income	$(387,441)	$(6,721)	$49,744

  (q)  Segment Reporting and Major Customers

In accordance with Financial Accounting Standards Board (FASB) No. 131, “Disclosure about Segments of an Enterprise and Related Information,” the Company has one reportable segment. The Company came to this conclusion because it has one principal product or service (sale of advertising), has the same type of customer and operating strategy across its business units, has only one management group that manages the entire Company and provides information on the Company’s results as one segment to the key decision-makers. All of the Company’s revenue is derived from customers located in the United States.

Also in accordance with the disclosure requirements of  Statement of Position No. 94-6, “Disclosure of Certain Significant Risks and Uncertainties”, regarding revenue from major customers, a significant portion of our revenue is derived from a single customer. During the years ended December 31, 2007, 2006 and 2005, we derived 10.5%, 10.1% and 8.7% of our total consolidated revenues from that customer, respectively. The Company has no other single customer from which it derives 10% or more if its total consolidated net revenue.

  (r)  Earnings (Loss) Per Share

Earnings (loss) per share is based on the weighted-average number of common shares and diluted common equivalent shares for stock options outstanding during the period the calculation is made, divided into the net income (loss) applicable to common stockholders. Diluted common equivalent shares consist of shares issuable upon the exercise of stock options using the treasury stock method.

  (s)  Discontinued Operations

For those businesses where management has committed to a plan to divest, each business is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. The fair values are estimated using accepted valuation techniques such as a discounted cash flow model, valuations performed by third parties, earnings multiples, or indicative bids, when available. A number of significant estimates and assumptions are involved in the application of these techniques, including the forecasting of markets and market share, revenues, costs and expenses, and multiple other factors. Management considers historical experience and all available information at the time the estimates are made. However, the fair values that are ultimately realized upon the sale of the businesses to be divested may differ from the estimated fair values reflected in the consolidated financial statements.

Businesses to be divested are classified in the consolidated financial statements as discontinued operations. For businesses classified as discontinued operations, the balance sheet amounts and statement of operations results are reclassified from their historical presentation to assets and liabilities of discontinued operations on the consolidated balance sheet and to discontinued operations in the consolidated statement of operations for all periods presented. The gains or losses associated with these divested businesses are recorded in income (loss) from discontinued operations on the consolidated statement of operations. The consolidated statement of cash flows is also reclassified for discontinued operations for all periods presented. Other than the collection of outstanding accounts receivable, management does not expect any continuing involvement with these businesses following the sale, and these businesses are expected to be disposed of within one year.

  (t)  Impact of Recently Issued Accounting Pronouncements

 In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We may adopt SFAS No. 159 no later than first quarter 2008. The Company is currently evaluating SFAS No. 159 and its effect, if any, on the Company’s financial position, results of operations and cash flows.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. We will adopt SFAS No. 157 no later than the first quarter of 2008, except for any portion of the Statement that is deferred pursuant to a recently proposed FASB Staff Position. The Company is currently evaluating SFAS No. 157 and its effect, if any, on the Company’s financial position, results of operations and cash flows.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”. SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were effective for the Company for its December 2006 year-end. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

In June 2006, the FASB issued Financial Accounting Standards Board interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — Interpretation of SFAS No. 109.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 were effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company adopted the provisions of FIN No. 48 on January 1, 2007. As a result of this adoption, the Company recognized a charge of  $895,000 to the January 1, 2007 opening accumulated deficit balance in order to reflect unrecognized tax benefits of approximately $4.9 million. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Each quarter, the Company reviews its FIN No. 48 estimates, and any change in the associated liabilities results in an adjustment to income tax expense in the consolidated statement of operations in each period measured. The Company anticipates that there will be no immediate impact on its cash flows resulting from its conformity with FIN No. 48.

2.  ACQUISITIONS:

In July 2007, the Company purchased the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area for approximately $2.6 million financed by the seller. Since August 2001 and up until closing, the station had been operated under a local marketing agreement (“LMA”), and the results of its operations had been included in the Company’s consolidated financials statements since the LMA. The station was consolidated with the Company’s existing Cincinnati operations in 2001. (See Note 12 — Related Party Transactions).

In April 2007, the Company signed an agreement and paid a deposit of $3.0 million to acquire the assets of WPRS-FM (formerly WXGG-FM), a radio station located in the Washington, DC metropolitan area for approximately $38.0 million in cash. The Company began operating the station under an LMA in April 2007 and the financial results since inception of the LMA have been included in the Company’s consolidated financial statements. The station has been consolidated with the existing Washington, DC operations. Subject to the necessary regulatory approvals, the Company expects to complete this acquisition in the second quarter of 2008.

In December 2006, the Company completed the acquisition of certain assets of Giant Magazine, a publishing company located in the New York City metropolitan area, for $367,000 in cash, inclusive of closing costs. The purchase price allocation consisted of approximately $1.8 million to current assets, $189,000 to property and equipment, $211,000 to definitive-lived intangibles (trade names), approximately $1.8 million to current liabilities and $14,000 to long-term debt (capital lease).

In September 2006, the Company completed the acquisition of the assets of WIFE-FM, a radio station located in the Cincinnati metropolitan area, for approximately $18.0 million in cash. In connection with the transaction, the Company also acquired the intellectual property of radio station WMOJ-FM, also in the Cincinnati market, for approximately $5.0 million in cash and changed WIFE-FM’s call sign to WMOJ-FM. The station has been consolidated with the Company’s existing Cincinnati operations. The purchase price allocation consisted of $198,000 to transmitters and towers, approximately $5.0 million to definite-lived intangibles (intellectual property) and $18.1 million to radio broadcasting licenses.

In May 2006, the Company acquired the assets of WHHL-FM (formerly WRDA-FM), a radio station located in the St. Louis metropolitan area, for approximately $20.0 million in cash. The Company began operating the station under a local marketing agreement (“LMA”) in October 2005, and the operating results since inception of the LMA have been included in the Company’s consolidated financial statements. The station has been consolidated with the existing St. Louis operations. The purchase price allocation consisted of $364,000 to definite-lived intangibles (a favorable transmitter lease), $180,000 to goodwill, $228,000 to transmitters and towers and approximately $19.3 million to radio broadcasting licenses.

In February 2005, the Company acquired 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D common stock valued at approximately $25.4 million. Reach Media commenced operations in 2003 and was formed by Tom Joyner, Chairman, and David Kantor, Chief Executive Officer, to operate the Tom Joyner Morning Show and related businesses. Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndication agreements. Mr. Joyner is a leading nationally syndicated radio personality. The Tom Joyner Morning Show is broadcast on 117 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach Media also operates the Tom Joyner Family Reunion and various other special event-related activities. Additionally, Reach Media operates www.BlackAmericaWeb.com, an African-American targeted internet destination, and provides programming content, which is aired on TV One, an affiliate. The purchase price allocation consisted of approximately $36.5 million to definite-lived intangibles ($19.5 million to a talent agreement, $9.2 million to intellectual property and $7.8 million to affiliate agreements), $13.7 million to deferred tax liability, $32.5 million to goodwill, and $1.3 million to other net assets.

3.  DISPOSITION OF ASSETS AND DISCONTINUED OPERATIONS:

The Company has closed on the sale of the assets of 18 radio stations in five markets during 2007 and 2006 for approximately $138.1 million in cash, and has entered into an agreement to sell the assets of one radio station for approximately $12.3 million in cash. The assets and liabilities of these stations have been classified as discontinued operations as of December 31, 2007 and 2006, and the stations’ results of operations for the years ended December 31, 2007, 2006 and 2005 have been classified as discontinued operations in the accompanying consolidated financial statements. The Company used $131.0 million of the proceeds from these asset sales to pay down debt.

Miami Station:  In October 2007, the Company entered into an agreement to sell the assets of its radio station WMCU-AM (formerly WTPS-AM), located in the Miami metropolitan area, to Salem Communications Holding Corporation (“Salem”) for approximately $12.3 million in cash. Salem began operating the station under an LMA effective October 18, 2007. The Company’s board of directors approved the sale of WTPS-AM in September 2007. Subject to the necessary regulatory approvals, the transaction is expected to close in the second quarter of 2008.

Augusta Stations:  In December 2007, the Company closed on the sale of the assets all of its five radio stations in the Augusta metropolitan area to Perry Broadcasting Company for approximately $3.1 million in cash.

Louisville Station:  In November 2007, the Company closed on the sale of the assets of radio station WLRX-FM in the Louisville metropolitan area to WAY FM Media Group, Inc for approximately $1.0 million in cash.

Dayton and Louisville Stations:  In September 2007, the Company closed on the sale of the assets all of its five radio stations in the Dayton metropolitan area and five of its six radio stations in the Louisville metropolitan area to Main Line Broadcasting, LLC for approximately $76.0 million in cash.

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

The following table summarizes the operating results for all of the stations sold or to be sold and classified as discontinued operations for all periods presented:

	December 31,
	2007	2006	2005
		(As Adjusted – See Note 1)
	(In thousands)

Net revenue	$18,890	$27,265	$29,108
Station operating expenses	14,850	20,917	19,908
Depreciation and amortization	1,029	1,923	2,131
Impairment of intangible assets	10,395	13,354	—
Gain on sale of assets	2,183	18,628	—
(Loss) income before income taxes	(5,201)	9,699	7,069
Provision for income taxes	2,118	5,988	2,884
(Loss) income from discontinued operations, net of tax	$(7,319)	$3,711	$4,185

The assets and liabilities of the stations sold or to be sold and classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:
	December 31,
	2007	2006
		(As Adjusted – See Note 1)
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$688	$3,953
Prepaid expenses and other current assets	3	876
Total current assets	691	4,829
Property and equipment, net	1,877	7,590
Intangible assets, net	8,388	117,469
Other assets	—	1,310
Total assets	$10,956	$131,198
Current liabilities:
Other current liabilities	$357	$1,740
Total current liabilities	357	1,740
Other long-term liabilities	—	825
Total liabilities	$357	$2,565

4.  PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the related estimated useful lives. Property and equipment consists of the following:

	December 31,		Estimated
	2007	2006	Useful Lives
		(As Adjusted – See Note 1)
	(In thousands)
PROPERTY AND EQUIPMENT:
Land and improvements	$3,278	$3,273	—
Buildings and improvements	1,314	1,267	31 years
Transmitters and towers	31,765	28,217	7-15 years
Equipment	54,797	49,821	3-7 years
Leasehold improvements	16,780	16,390	Lease Term
Construction-in-progress	2,708	1,419	—
	110,642	100,387
Less: Accumulated depreciation and amortization	(64,429)	(54,031)
Property and equipment, net	$46,213	$46,356

For continuing operations, depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was approximately $10.3 million, $9.8 million, and $9.2 million, respectively. For both continuing and discontinued operations, total depreciation and amortization expense for the years ended December 31, 2007, 2006 and 2005 was approximately $11.3 million, $11.6 million and $11.3 million, respectively.

Repairs and maintenance costs are expensed as incurred.

5.  GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

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

During the year ended December 31, 2007, the Company recognized an approximate $420.0 million impairment charge to its radio broadcasting licenses, of which approximately $409.6 million was applicable to continuing operations, and $10.4 million was applicable to discontinued operations. For our continuing operations, the impairment charges occurred in several of our markets, predominantly Los Angeles and Houston, and to a lesser extent, our Boston, Cincinnati, Cleveland, Columbus, Dallas, and Philadelphia markets, and for discontinued operations, the impairment charges occurred in our Augusta, Minneapolis and Louisville markets. During the year ended December 31, 2006, a total impairment charge of approximately $63.3 million was recognized, $49.9 million of which was related to our Los Angeles station and $13.4 million of which was related to our Louisville market as part of discontinued operations. We believe the lower fair value of goodwill and radio broadcasting licenses that resulted in these impairment charges were primarily due to slower revenue growth for the radio industry and declining multiples for station sales.

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2007 and 2006:

	December 31,
	2007	2006
		(As Adjusted – See Note 1)
	(In thousands)

Balance as of January 1	$148,107	$145,513
Acquisitions	—	180
Impairment	(1,951)	(79)
Purchase price allocation adjustment (See Note 2)	—	2,493
Balance as of December 31	$146,156	$148,107

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	December 31,
			Period of
	2007	2006	Amortization
		(As Adjusted – See Note 1)
	(In thousands)

Trade names	$16,850	$16,798	2-5 Years
Talent agreement	19,549	19,549	10 Years
Debt financing costs	20,850	17,771	Term of debt
Intellectual property	14,533	14,157	4-10 Years
Affiliate agreements	7,769	7,769	1-10 Years
Favorable transmitter site and other intangibles	5,651	5,608	6-60 Years
	85,202	81,652
Less: Accumulated amortization	(39,784)	(32,561)
Other intangible assets, net	$45,418	$49,091

Amortization expense for the years ended December 31, 2007, 2006 and 2005 was approximately $4.9 million, $4.6 million, and $5.3 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding years for intangible assets, excluding deferred financing costs.

(In thousands)
2008	$4,470
2009	$4,439
2010	$4,358
2011	$4,280
2012	$4,261

Future amortization expense may vary as a result of future acquisitions and dispositions.

6.  INVESTMENT IN AFFILIATED COMPANY:

In January 2004, together with an affiliate of Comcast Corporation and other investors, the Company launched TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of December 31, 2007. The initial commitment period for funding the capital was extended to June 30, 2008, due in part to TV One's lower than anticipated capital needs during the initial commitment period. In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One. As of December 31, 2007, the Company owned approximately 36% of TV One on a fully-converted basis.

The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the years ended December 31, 2007, 2006, and 2005, the Company’s allocable share of TV One’s operating losses was approximately $11.5 million, $2.4 million and $1.8 million, respectively. The increased loss for the year ended December 31, 2007 resulted from  the higher overall losses of TV One, compared to the same period in 2006, as well as an increase in our share of TV One’s losses related to TV One’s current capital structure and the Company’s ownership levels in the equity securities of TV One that are currently absorbing its net losses. Under the hypothetical liquidation at book value approach, the increase in the Company’s claim on the change in net assets of TV One resulting from TV One’s buyback of equity from certain TV One investors, resulted in a decrease of $152,000 in additional paid-in capital of the Company for the year ended December 31, 2006, in accordance with SAB No. 51, “Accounting for Sales of Stock by a Subsidiary.”

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

The Company is accounting for the services provided to TV One under the advertising and network services agreements in accordance with EITF Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.” As services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, the most reliable unit of measurement has been determined to be the value of underlying advertising time that is being provided to TV One. For the network services agreement, the most reliable unit of measurement has been determined to be the value of the equity received in TV One. As a result, the Company is re-measuring the fair value of the equity received in consideration of its obligations under the network services agreement in each subsequent reporting period as the services are provided. The Company recognized approximately $4.3 million, $2.9 million and $2.7 million of revenue relating to these two agreements for the years ended December 31, 2007, 2006 and 2005, respectively.

7.  OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:
	December 31,
	2007	2006
		(As Adjusted – See Note 1)
	(In thousands)
Deferred revenue	$3,345	$3,136
Deferred barter revenue	2,060	2,530
Deferred contract termination credits	2,060	2,168
Deferred rent	261	795
Accrued national representative fees	692	798
Accrued miscellaneous taxes	187	364
Other	4,275	3,468
Other current liabilities	$12,880	$13,259

8.  DERIVATIVE INSTRUMENTS:

In June 2005, pursuant to the Credit Agreement (as defined in Note 9 —Long-Term Debt), the Company entered into four fixed rate swap agreements to reduce interest rate fluctuations on certain floating rate debt commitments. In June 2007, one of the four $25.0 million swap agreements expired. The Company accounts for the swap agreements using the mark-to-market method of accounting.

The swap agreements had the following terms:

Agreement	Notional Amount	Expiration	Fixed Rate
No. 1	$25.0 million	June 16, 2008	4.13%
No. 2	$25.0 million	June 16, 2010	4.27%
No. 3	$25.0 million	June 16, 2012	4.47%

Each swap agreement has been accounted for as a qualifying cash flow hedge of the Company’s senior bank term debt in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instruments as reflected in other assets and stockholders’ equity on the accompanying consolidated balance sheets.

Under the swap agreements, the Company pays the fixed rate listed in the table above plus a spread based on its leverage ratio (as defined in the Credit Agreement). The counterparties to the agreements pay the Company a floating interest rate based on the three-month London Interbank Offered Rate (“LIBOR”) (measurement and settlement is performed quarterly). The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments as of December 31, 2007 to be a receivable of $642,000. The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are parties to the Company’s swap agreements. The fair value is an estimate of the net amount that the Company would receive on December 31, 2007 if the agreements were transferred to other parties or cancelled by the Company.

Costs incurred to execute the swap agreements are amortized over the term of the swap agreements. The amounts incurred by the Company, representing the effective difference between the fixed rate under the swap agreements and the variable rate on the underlying term of the debt, are included in interest expense in the accompanying consolidated statements of operations. In the event of early termination of these swap agreements, any gains or losses would be amortized over the respective lives of the underlying debt or recognized currently if the debt is terminated earlier than initially anticipated.

The Company had two swap agreements with a notional value of $150.0 million outstanding as of December 31, 2004. Those agreements were terminated when the company entered into the new bank agreement in June 2005. The Company did not incur an early termination fee. The Company recorded a $363,000 gain with the termination of the swap agreements in June 2005.

9.  LONG-TERM DEBT:

Long-term debt consists of the following:
	December 31,
	2007	2006
	(In thousands)
8 7/8% senior subordinated notes	$300,000	$300,000
6 3/8% senior subordinated notes	200,000	200,000
Credit facilities	314,500	437,500
Seller financed acquisition loan	1,004	—
Capital lease obligations	—	27
Total long-term debt	815,504	937,527
Less: current portion	(26,004)	(7,513)
Long-term debt, net of current portion	$789,500	$930,014

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

Credit Facilities

In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The term of the Credit Agreement is seven years and the amount available under the Credit Agreement consists of a $500.0 million revolving facility and an initial $300.0 million term loan. Simultaneous with entering into the Credit Agreement in June 2005, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. Borrowings are subject to compliance with certain provisions of the Credit Agreement, including financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, refinancing under certain conditions, investments and acquisitions permitted under the Credit Agreement, and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.60 to 1.00 through June 30, 2008, no less than 1.75 to 1.00 from July 1, 2008 to December 31, 2009, no less than 2.00 to 1.00 from January 1, 2010 through December 31, 2010, and no less than 2.25 to 1.00 from January 1, 2011 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.75 to 1.00 through March 31, 2008, no greater than 7.50 to 1.00 from April 1, 2008 through September 30, 2008, no greater than 7.25 to 1.00 from October 1, 2008 through June 30, 2010, no greater than 6.50 to 1.00 from July 1, 2010 through September 30, 2011, and no greater that 6.00 to 1.00 from October 1, 2011 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. The Company was in compliance with all debt covenants as of December 31, 2007. Based on current projections, the Company believes in 2008 it will be in compliance with all debt covenants.
For the years ended December 31, 2007 and 2006, the Company had borrowings outstanding of approximately $314.5 million and $437.5 million, respectively, at average annual interest rates of approximately 7.08% and 6.72%, respectively.

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

The Company’s borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and its subsidiaries.

Future minimum principal payments of long-term debt as of December 31, 2007 are as follows:

	Senior Subordinated Notes	Credit Facilities	Seller Financed Loan
	(In thousands)

2008	$—	$25,000	$1,004
2009	—	45,000	—
2010	—	50,000	—
2011	300,000	50,000	—
2012	—	144,500	—
2013 and thereafter	200,000	—	—
Total long-term debt	$500,000	$314,500	$1,004

10.  INCOME TAXES:

In June 2005, the state of Ohio enacted a law that will phase-out the corporation franchise tax and phase-in a commercial activity tax. The commercial activity tax is based on gross receipts. The Company has determined the likelihood of a reversal of certain temporary differences related to intangible assets within the five-year period of the phase-out is unlikely, as these temporary items have indefinite lives. Based on the law change, temporary differences (which would have created a deferred tax asset or liability) reversing after the phase-in period of the gross receipts based tax will no longer impact the Company’s income tax provision. Therefore, the Company reduced its deferred tax liability and recorded an income tax benefit of approximately $4.7 million for the year ended December 31, 2005. For year ended December 31, 2006, the Company recorded a net deferred tax liability of $948,000 based on the agreement to sell stations located in our Dayton and Louisville markets, the impact of which would be to reverse certain temporary differences. With the closing of the sales of our Dayton, Louisville, as well as Minneapolis markets, certain of those temporary differences did reverse. Any remaining deferred tax liabilities relate to temporary differences which are expected to reverse within the remaining phase-out period of the corporation franchise tax.

In May 2006, the State of Texas enacted a law that changed the current tax structure to a margin tax effective for tax years beginning January 1, 2007. This tax is calculated by deducting certain expenses from gross receipts to determine taxable income and is considered an income tax for SFAS No. 109 purposes. As of December 31, 2007, the Company has recorded a deferred tax liability of $509,000 for its difference between book and tax basis in its intangible assets in connection with the change of this law. Prior to June 2006, the Company did not previously establish any deferred tax liabilities for Texas because, historically, the Company paid a franchise tax rather than an income tax in Texas.

The Company’s purchase of 51% of the common stock of Reach Media in 2005 was a stock acquisition. Associated with this stock purchase, the Company allocated the purchase price to the related assets acquired, with the excess purchase price allocated to goodwill. For income tax purposes, in a stock purchase, the underlying assets of the acquired companies usually retain their historical tax basis. Accordingly, the Company recorded a deferred tax liability of approximately $28.3 million in 2005 related to the difference between the book and tax basis for all of the assets acquired (excluding nondeductible goodwill).

Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

A reconciliation of the statutory federal income taxes to the recorded income tax (benefit) provision for continuing operations is as follows:

	Year Ended December 31,
	2007	2006	2005
		(As Adjusted – See Note 1)
	(In thousands)

Statutory tax (@ 35% rate)	$(139,608)	$(2,155)	$25,024
Effect of state taxes, net of federal	(15,359)	(200)	2,507
Effect of state rate and tax law changes	(959)	495	(4,836)
Permanent items, excluding impairment of intangibles and SFAS No. 123(R)	(854)	978	1,159
Effect of equity adjustments including SFAS No. 123(R)	607	669	277
Valuation allowance	132,386	1,396	791
Effect of permanent impairment of intangibles	643	—	—
Other	112	96	257
(Benefit) provision for income taxes	$(23,032)	$1,279	$25,179

The components of the income tax (benefit) provision for continuing operations income taxes are as follows:

	Year Ended December 31,
	2007	2006	2005
	(As Adjusted - See Note 1)
	(In thousands)
Federal:
Current	$4,194	$4,373	$697
Deferred	(22,297)	(3,931)	26,033
State:
Current	787	454	1,574
Deferred	(5,716)	383	(3,125)
(Benefit) provision for income taxes	$(23,032)	$1,279	$25,179

The decrease in the provision for income taxes for the year ended December 31, 2007, compared to the same period in 2006, was primarily due to an increase in pre-tax loss, offset by an increase in the valuation allowance for the year ended December 31, 2007.

The components of the income tax provision for discontinued operations income taxes are as follows:
	Year Ended December 31,
	2007	2006	2005
		(As Adjusted – See Note 1)
	(In thousands)
Federal
Current	$—	$—	$—
Deferred	105	4,830	2,369
State
Current	3,890	374	277
Deferred	(1,877)	784	238
Provision for income taxes	$2,118	$5,988	$2,884

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2007 and 2006 are as follows:

	Year Ended December 31,
	2007	2006
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,835	$1,523
Accruals	2,149	1,624
Other	1	4
Total current tax assets before valuation allowance	3,985	3,151
Valuation allowance	(3,709)	(48)
Total current tax assets, net	276	3,103
Intangible assets	2,788	—
Depreciation	509	—
Stock-based compensation	2,312	1,857
Other accruals	622	938
Net operating loss carryforwards	136,780	117,886
Other	2,406	1,255
Total noncurrent deferred tax assets before valuation allowance	145,417	121,936
Valuation allowance	(130,267)	(2,200)
Net noncurrent deferred tax assets	15,150	119,736
Total deferred tax assets	$15,426	$122,839

Deferred tax liabilities:
Prepaid expenses	(118)	(145)
Television production costs	—	(57)
Other	(50)	(45)
Total current deferred tax liabilities	(168)	(247)
Intangible assets	(137,187)	(271,174)
Depreciation	(628)	(1,304)
Interest expense	(355)	(795)
Partnership interests	(11,323)	(11,612)
Other	(468)	(467)
Total noncurrent deferred tax liabilities	(149,961)	(285,352)
Total deferred tax liabilities	(150,129)	(285,599)
Net deferred tax liabilities	$(134,703)	$(162,760)

The Company acquired net operating loss (“NOL”) carryforwards of approximately $1.2 million related to Reach Media in 2005 which have been fully utilized. As of December 31, 2007, the Company had gross federal and state NOL carryforward amounts of approximately $347.8 million, and 298.0 million, respectively, which have been recorded as a deferred tax asset. In addition, the Company had approximately $55.4 million in unrecognized tax benefits related to state NOLs. The NOLs begin to expire as early as 2008 for state income tax purposes, and in 2018 to 2027 for federal income tax purposes. Some of these NOLs may be subject to Internal Revenue Code Section 382 for loss limitations if there are significant changes in the stock ownership of the Company.

In assessing whether the Company will recognize a benefit from its deferred tax assets, including NOLs, management considered whether it is more likely than not that some portion of or all of the deferred tax assets would not be realized. The Company considered its historically profitable jurisdictions, its sources of future taxable income and tax planning strategies in determining the amount of valuation allowance needed. As part of this assessment, the Company also determined that it was not appropriate under generally accepted accounting principles to offset deferred tax assets against deferred tax liabilities related to indefinite-lived intangibles that cannot be scheduled to reverse in the same period. Because the deferred tax liability in this case would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the deferred tax assets. As a result of this assessment, and given its current total three year cumulative loss position, the uncertainty of future taxable income and the feasibility of tax planning strategies, the Company recorded a valuation allowance of approximately $134.0 million as of December 31, 2007.

As disclosed in Note 1 — Organization and Summary of Significant Accounting Policies, we adopted the provisions of FIN No. 48 on January 1, 2007. The nature of the uncertainties pertaining to our income taxes is primarily due to various state tax positions. As of December 31, 2007, we had unrecognized tax benefits of approximately $4.5 million, of which $464,000, if recognized, would impact the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Accordingly, during the year ended December 31, 2007, we recorded interest related to unrecognized tax benefits of $47,000, and at December 31, 2007, we had recorded a liability for accrued interest of $86,000. The Company estimates the possible change to its unrecognized tax benefits prior to December 31, 2008 would be $0 to $200,000, due to closed statutes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

2007
(In thousands)

Balance as of January 1	$4,932
Additions for tax positions related to current year	71
Additions for tax position related to prior years	71
Reductions for tax positions as a result of the lapse of applicable statutes of limitations	(500)
Settlements	(40)
Balance as of December 31	$4,534

As of December 31, 2007, the Company was not under audit in any jurisdiction for federal or state income tax purposes. However, the Company’s open tax years for federal income tax examinations include the tax years ended December 31, 2004 through 2006. For state and local purposes, the open years for tax examinations include the tax years ended December 31, 2002 through 2006.

11.  STOCKHOLDERS’ EQUITY:

Common Stock

Shareholders of Class A Common Stock are entitled to one vote per share. Shareholders of Class B Common Stock are entitled to ten votes per share. Shareholders of Class C and Class D Common Stock are not entitled to vote.

Stock Repurchase Program

In May 2005, the Company’s board of directors authorized a stock repurchase program for up to $150.0 million of the Company’s Class A and Class D common stock over a period of 18 months, with the amount and timing of repurchases based on stock price, general economic and market conditions, certain restrictions contained in the Credit Agreement, the indentures governing the Company’s senior subordinated debt, and certain other factors. The repurchase program expired by its terms in November 2006.

No shares of Class A or Class D stocks were repurchased during 2007 and 2006. For the year ended December 31, 2005, 592,744 shares of Class A and 5,805,697 shares of Class D common stock were repurchased at an average price of $12.02 and $12.15, respectively, for a total of approximately $77.7 million.

    Redemption of Convertible Preferred Stock

In February 2005, the Company redeemed all of its outstanding HIGH TIDES in an amount of $309.8 million. This redemption was financed with the net proceeds of the sale of the Company’s 6 3/8% senior subordinated notes due 2013, borrowings under its revolving credit facility, and available cash.

Stock-based Compensation

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment, “using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black- Scholes valuation model, which is consistent with our valuation methodologies previously used for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock-Based Compensation, “as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Such fair value is recognized as an expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). Estimating the number of stock awards that will ultimately vest requires judgment, and to the extent actual forfeitures differ substantially from our current estimates, amounts will be recorded as a cumulative adjustment in the period the estimated number of stock awards are revised. We consider many factors when estimating expected forfeitures, including the types of awards, employee classification and historical experience. Actual forfeitures may differ substantially from our current estimate.

In light of the accounting guidance under SFAS No. 123(R), the Company re-evaluated the assumptions used in estimating the fair value of options granted. As part of this assessment, management determined that the historical volatility of the preceding three years is a better indicator of expected volatility and future stock price trends than the historical volatility reflected since the Company conducted its initial public offering of common stock, which more closely approximates the expected life assumption used in the Company’s fair value calculations. This determination was based on analysis of:

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

The Company granted 231,000, 62,000 and 1,634,000 stock options during the years ended December 31, 2007, 2006 and 2005, respectively. The per share weighted-average fair value of employee options granted during the years ended December 31, 2007, 2006 and 2005 was $2.77, $4.36 and $7.13, respectively, on the date of grant using the Black-Scholes Option Pricing Model with the following weighted-average assumptions:

	2007	2006	2005
Average risk-free interest rate	4.67%	4.97%	4.33%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	7.4 years	7.7 years	5.0 years
Expected volatility	39.6%	40.0%	60.0%

Stock Option and Restricted Stock Grant Plan

In March 2004, the Company’s board of directors voted to increase the number of shares of Class D common stock issuable under the Stock Option and Restricted Stock Grant Plan (“Plan”) to 10,816,198 and to incorporate all prior amendments into the Plan. This amendment to the Plan was approved by the Company’s stockholders in May 2004. At inception of the Plan, the Company’s board of directors authorized 1,408,099 shares of Class A common stock to be issuable under the plan. The options are exercisable in installments determined by the compensation committee of the Company’s board of directors. The options expire as determined by the committee, but no later than ten years from the date of the grant. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock. As of December 31, 2007 there were 7,592,043 shares available for grant under the Company’s stock option plan.

Transactions and other information relating to stock options for the years ended December 31, 2007, 2006 and 2005 are summarized.

	Number of Shares to be Issued Upon Exercise of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2004	6,231,000	$15.46
Grants	1,503,000	12.78
Exercised	(132,000)	8.25
Forfeited/cancelled/expired	(533,000)	18.18
Outstanding at December 31, 2005	7,069,000	14.55	—	—
Grants	62,000	8.36
Exercised	(6,900)	7.50
Forfeited/cancelled/expired	(1,248,000)	14.97
Outstanding at December 31, 2006	5,876,100	14.49	—	—
Grants	230,800	5.54
Exercised	—	—
Forfeited/cancelled/expired	(1,671,700)	14.50
Outstanding at December 31, 2007	4,435,200	14.05	6.19	—
Vested and expected to vest at December 31, 2007	4,122,800	$14.05	6.19	—
Unvested at December 31, 2007	709,700	$10.03	8.10
Exercisable at December 31, 2007	3,725,500	$14.82	5.82	—

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading for the year ended December 31, 2007 and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $0 during the year ended December 31, 2007. The number of options vested during the year ended December 31, 2007 was 426,417. The weighted average option value was $8.55.  We have recorded a deferred tax asset of approximately $2.8 million, $1.9 million and $1.0 million related to the stock-based compensation expense recorded during the years ended December 31, 2007, 2006 and 2005 respectively.

As of December 31, 2007, approximately $3.8 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.2 years. The stock option weighted-average fair value per share was $5.46 at December 31, 2007.

Transactions and other information relating to restricted stock grants for the year ended December 31, 2007 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2004	71,000	$19.62
Grants	—	—
Vested	(38,000)	19.54
Forfeited/cancelled/expired	—	—
Unvested at December 31, 2005	33,000	19.71
Grants	—	—
Vested	(16,500)	19.71
Forfeited/cancelled/expired	—	—
Unvested at December 31, 2006	16,500	19.71
Grants	232,200	6.20
Vested	(16,500)	19.71
Forfeited/cancelled/expired	—	—
Unvested at December 31, 2007	232,200	$6.20

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of December 31, 2007, an amount of $994,000 in total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the next 1.3 years.

12.  RELATED PARTY TRANSACTIONS:

In 2000, two officers of the Company, the now former Chief Financial Officer (“CFO”) and the Chief Administrative Officer (“CAO”) purchased shares of the Company’s common stock.  The former CFO purchased 333,334 shares of the Company’s Class A common stock and 666,666 shares of the Company’s Class D common stock and the CAO purchased 250,000 shares of the Company’s Class D common stock, respectively. In 2001, the Chief Executive Officer (“CEO”) purchased 1,500,000 shares of the Company’s Class D common stock. The stock was purchased with the proceeds of full recourse loans from the Company in the amounts of approximately $21.1 million for the CEO, $7.0 million for the former CFO and $2.0 million for the CAO.

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

Also in September 2005, the former CFO repaid a portion of his loan. The partial repayment of approximately $7.5 million was effected using 300,000 shares of the Company’s Class A common stock and 230,000 shares of the Company’s Class D common stock owned by the former CFO. All shares transferred to the Company in satisfaction of this loan have been retired. As of December 31, 2007, the remaining principal and interest balance on the former CFO’s loan was approximately $1.7 million, which includes accrued interest in the amount of $175,000. The former CFO was employed with the Company through December 31, 2007, and pursuant to an agreement with the Company, the loan becomes due in full in July 2008. Pursuant to his employment agreement, the former CFO will receive a retention bonus, in the amount of approximately $3.1 million in cash anticipated to be paid in July 2008 for having remained employed with the Company through December 31, 2007. The retention bonus is a pro rata portion of a $7.0 million retention bonus called for in his employment agreement, had he remained employed with the Company for ten years, and is based on the number of days of employment between October 18, 2005 and December 31, 2007.

As of December 31, 2007, the Company had an additional loan outstanding to the former CFO in the amount of $88,000. The loan was due on demand and accrued interest at 5.6%, totaling an amount of $53,000 as of December 31, 2007. In January 2008, the former CFO repaid the full remaining balance of the loan in cash in the amount of $140,000.

In July 2006, the former Chief Operating Officer paid $407,000 to satisfy in full a 5.6% unsecured loan issued and outstanding since 1999.

In July 2007, the Company closed on an agreement to acquire the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area from Blue Chip Communications, Inc. (“Blue Chip”) for approximately $2.6 million in seller financing. The financing is a 5.1% interest bearing loan payable monthly through July 2008. Blue Chip is owned by L. Ross Love, a former member of the Company’s board of directors. The transaction was approved by a special committee of independent directors appointed by the board of directors. Additionally, the Company retained an independent valuation firm to provide a fair value appraisal of the station. Prior to the closing, and since August of 2001, the Company consolidated WDBZ-AM within its existing Cincinnati operations, and operated WDBZ-AM under a LMA for no annual fee, the results of which were incorporated in the Company’s financial statements.

In September 2006, the Company purchased a radio broadcasting tower and related facilities in the Detroit metropolitan area from American Signaling Corporation for $925,000 in cash. The tower serves as the transmitter site for station WDMK-FM. American Signaling Corporation is a wholly-owned subsidiary of Syndicated Communications Venture Partners II, LP. Terry L. Jones, a general partner of Syndicated Communications Venture Partners II, LP, is also a member of the Company’s board of directors. The terms of the transaction were approved by an independent committee of the Company’s board of directors. Prior to the purchase, the Company had leased space on the tower for the broadcast of WDMK-FM from American Signaling Corporation for $50,000 for the year ended December 31, 2006, and $75,000 for the same period in 2005.

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by Radio One, we believe that the provision of such promotion is fair to Radio One. There were no cash, trade or no-charge orders placed by Music One in 2007. As of December 31, 2007, Music One owed Radio One $30,000 for office space and administrative services provided. In 2006, Music One paid to Radio One a total of $169,000 for similar services provided during 2006 and 2005. During the years ended December 31, 2007 and 2006, Radio One paid $69,000 and $6,000, respectively, to or on behalf of Music One, primarily for market talent event appearances and travel reimbursement.

13.  PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its board of directors. Effective January 1, 2006, the Company began matching employee contributions to the employee savings plan. Employer contributions paid for the years ended December 31, 2007 and 2006 were approximately $1.3 million and $1.2 million, respectively.  Effective January 1, 2008, the Company has suspended the matching employer contribution indefinitely.

14.  COMMITMENTS AND CONTINGENCIES:

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

TV One Cable Network

Pursuant to a limited liability company agreement dated July 18, 2003, the Company and certain other investors formed TV One for the purpose of developing and distributing a new television programming service. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of December 31, 2007. The initial commitment period for funding the capital was extended to June 30, 2008, due in part to TV One's lower than anticipated capital needs during the initial commitment period.

Royalty Agreements

The Company has entered into fixed fee and variable share agreements with music performance rights organizations that expire as late as 2009. During the years ended December 31, 2007, 2006 and 2005, the Company incurred expenses, including discontinued operations, of approximately $13.8 million, $12.6 million, and $11.1 million, respectively, in connection with these agreements. Excluding discontinued operations, for the years ended December 31, 2007, 2006 and 2005, the Company incurred expenses, of approximately $13.0 million, $11.6 million and $10.1 million, respectively.

Leases and Other Operating Contracts and Agreements

The Company has non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 22 years. The Company’s leases for broadcast facilities generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options, escalating payments over the life of the lease and rent concessions. Scheduled rent increases and rent concessions are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheet. The future rentals under non-cancelable leases as of December 31, 2007 are shown below.

The Company has other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements that expire over the next seven years. The amounts the Company is obligated to pay for these agreements are shown below.

	Operating Lease Payments	Other Operating Contracts and Agreements
	(In thousands)
Year ending December 31:
2008	$7,647	$49,592
2009	6,703	34,561
2010	5,839	19,588
2011	5,158	21,019
2012	3,529	21,980
Thereafter	11,309	22,483
Total	$40,185	$169,223

Rent expense, including discontinued operations, for the years, ended December 31, 2007, 2006 and 2005 was approximately $8.3 million, $8.6 million, and $7.2 million, respectively. Rent expense, excluding discontinued operations, for the years ended December 31, 2007, 2006 and 2005 was approximately $8.0 million, $8.2 million and $6.4 million, respectively.

Investment in Private Equity Fund

In October 2007, the Company committed (subject to the completion and execution of requisite legal documentation) to invest in QCP Capital Partners Fund, L.P. (the “Fund”), a new private equity fund with a target amount of $200.0 million, which is in the early stages of being raised. If QCP is successful in its fundraising process, the Company has committed to invest 1% of the Fund total, with a maximum investment of $2.0 million, which the Company would expect to contribute to the fund over a multi-year period, as is typical with funds of this type. Additionally, the Company will become a member of the general partner of the Fund, and become a member of QCP Capital Partners, LLC, the management company for the Fund. The Company also agreed to provide a working capital line of credit to QCP Capital Partners, LLC, in the amount of $775,000. As of December 31, 2007, the Company had provided $353,000 under the line of credit. The line of credit note is unsecured and bears interest at 7%. The final repayment of all principal and interest is due from QCP Capital Partners, LLC to the Company no later than December 31, 2009.

Other Contingencies

The Company has been named as a defendant in several legal actions occurring in the ordinary course of business.   It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

15.  CONTRACT TERMINATION:

In 2005, the Company terminated its national sales representation agreements with Interep National Radio Sales, Inc. (“Interep”), and entered into new agreements with Katz Communications, Inc. (“Katz”), whereby Katz became the Company’s sole national sales representative. Interep had previously acted as a national sales representative for approximately half of the Company’s national advertising business, while Katz represented the remaining half. Katz paid the Company $3.4 million as an inducement to enter into the new agreements. Katz also agreed to pay Interep approximately $5.3 million to satisfy the Company’s termination obligations stemming from the previous sales representation agreements with Interep. Accordingly, the Company recorded the termination obligation of approximately $5.3 million as a one-time charge in selling, general and administrative expense for the year ended December 31, 2005. Both the $3.4 million inducement and the approximately $5.3 million termination amount are being amortized over the four-year life of the new Katz agreements as a reduction to selling, general and administrative expense. As of December 31, 2007, approximately $1.4 million of the deferred termination obligation and inducement amount is reflected in other long-term liabilities on the accompanying consolidated balance sheets, and approximately $2.1 million is reflected in other current liabilities.

As of December 31, 2007, the consolidated financial statements of the Company includes a liability for a retention bonus of approximately $3.1 million pursuant to an employment agreement with the former Chief Financial Officer (“CFO”) for remaining employed with the Company until his departure on December 31, 2007.  Currently, the Company anticipates that this amount will be paid in July 2008, is a pro rata portion of a $7.0 million retention bonus, had he remained employed with the Company for ten years, and is based on the number of days of employment between October18, 2005 and December 31, 2007.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarters Ended
	March 31	June 30	September 30	December 31(a)
	(As Adjusted – See Note 1)
	(In thousands, except share data)
2007:
Net revenue	$76,480	$85,283	$90,428	$78,081
Operating income (loss)	20,081	20,369	31,604	(387,647)
Net income (loss) from continuing operations	(86)	2,435	1,188	(383,336)
Net income (loss) from discontinued operations	830	(8,684)	3,613	(3,075)
Net income (loss)	744	(6,252)	4,801	(386,411)
Net income (loss) from continuing operations per share — basic and diluted	0.00	0.03	0.01	(3.88)
Net income (loss) from discontinued operations per share — basic and diluted	0.01	(0.09)	0.04	(0.03)
Net income (loss) per share — basic and diluted	0.01	(0.06)	0.05	(3.91)
Weighted average shares outstanding — basic	98,710,633	98,710,633	98,710,633	98,710,633
Weighted average shares outstanding — diluted	98,710,633	98,710,633	98,725,387	98,710,633

(a)
The net loss applicable to common stockholders for the quarter ended December 31, 2007 includes approximately $404.1 million of pre-tax impairment of intangible assets, a $132.1 million charge for valuation allowance related to deferred tax assets combined with approximately $3.1 million of losses from discontinued operations.

	Quarters Ended
	March 31	June 30	September 30	December 31(a)
	(As Adjusted – See Note 1)
	(In thousands, except share data)
2006:
Net revenue	$76,434	$90,568	$91,967	$82,271
Operating income (loss)	22,274	33,378	34,281	(21,933)
Net income (loss) from continuing operations	2,375	6,568	6,509	(25,893)
Net income (loss) from discontinued operations	218	1,535	1,525	433
Net income (loss)	2,593	8,103	8,034	(25,460)
Net income (loss) from continuing operations per share — basic and diluted	0.03	0.06	0.07	(0.26)
Net income (loss) from discontinued operations per share — basic and diluted	0.00	0.02	0.01	(0.00)
Net income (loss) per share — basic and diluted	0.03	0.08	0.08	(0.26)
Weighted average shares outstanding — basic	98,704,884	98,710,633	98,710,633	98,710,633
Weighted average shares outstanding — diluted	98,743,376	98,710,633	98,710,633	98,710,633

(a)
The net loss applicable to common stockholders for the quarter ended December 31, 2006 includes approximately $63.3 million of pre-tax impairment of long-lived assets expense, offset partially by approximately $11.1 million of income from discontinued operations, net of tax, related to the sale of WILD-FM in Boston.

17.  SUBSEQUENT EVENTS:

On February 20, 2008, the Company announced that Peter D. Thompson had assumed the role of Executive Vice President and Chief Financial Officer, the position vacated by Scott R. Royster on December 31, 2007.  Mr. Thompson joined the Company in October 2007 as Executive Vice President of Business Development. In that position, he focused on our business diversification strategy, including our Internet initiative and potential acquisitions.  Previously, in 2006, Mr. Thompson served the Company as a consultant with regard to strategic initiatives.  Mr. Thompson brings over 20 years of financial experience to the Company having worked as a public accountant and having spent 13 years, five of which he served as Chief Financial Officer, at Universal Music in the United Kingdom.

Subsequent to year-end, the Company’s 51% owned subsidiary, Reach Media, through its board of directors, declared and paid a common stock dividend of $8.0 million.  Of the $8.0 million, 49% or approximately $3.9 million was paid to the Reach Media minority shareholders.

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company’s restricted subsidiaries (Subsidiary Guarantors) have fully and unconditionally guaranteed the Company’s 8 7/8% senior subordinated notes due 2011, the 6 3/8% senior subordinated notes due 2013, and the Company’s obligations under the Credit Agreement.

Set forth below are consolidated balance sheets for the Company and the Subsidiary Guarantors as of December 31, 2007 and 2006, and related consolidated statements of operations and cash flow for each of the three years ended December 31, 2007, 2006 and 2005. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS
As of December 31, 2007

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$822	$23,425	$-	$24,247
Trade accounts receivable, net of allowance for doubtful accounts	25,297	27,165	-	52,462
Prepaid expenses and other current assets	2,340	4,299	-	6,639
Deferred income tax asset	2,282	12,865	-	15,147
Current assets from discontinued operations	622	69	-	691
Total current assets	31,363	67,823	-	99,186
PROPERTY AND EQUIPMENT, net	25,203	21,010	-	46,213
INTANGIBLE ASSETS, net	926,711	523,610	-	1,450,321
INVESTMENT IN SUBSIDIARIES	-	937,270	(937,270)	-
INVESTMENT IN AFFILIATED COMPANY	-	52,782	-	52,782
OTHER ASSETS	631	8,327	-	8,958
NON-CURRENT ASSESTS FROM DISCONTINUED OPERATIONS	65	10,200	-	10,265
Total assets	$983,973	$1,621,022	$(937,270)	$1,667,725

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,026	$5,005	$-	$6,031
Accrued interest	-	19,004	-	19,004
Accrued compensation and related benefits	3,007	13,830	-	16,837
Income taxes payable	(1)	4,464	-	4,463
Other current liabilities	3,447	9,433	-	12,880
Current portion of long-term debt	-	26,004	-	26,004
Current liabilities from discontinued operations	343	14	-	357
Total current liabilities	7,822	77,754	-	85,576
LONG-TERM DEBT, net of current portion	-	789,500	-	789,500
OTHER LONG-TERM LIABILITIES	1,994	3,716	-	5,710
DEFERRED INCOME TAX LIABILITY	36,887	113,063	-	149,950
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	-	-	-	-
Total liabilities	46,703	984,033	-	1,030,736
MINORITY INTEREST IN SUBSIDIARY	-	3,889	-	3,889
STOCKHOLDERS’ EQUITY:
Common stock	-	99	-	99
Accumulated comprehensive income adjustments	-	644	-	644
Stock subscriptions receivable	-	(1,717)	-	(1,717)
Additional paid-in capital	277,174	1,044,273	(277,174)	1,044,273
Retained earnings (accumulated deficit)	660,096	(410,199)	(660,096)	(410,199)
Total stockholders’ equity	937,270	633,100	(937,270)	633,100
Total liabilities and stockholders’ equity	$983,973	$1,621,022	$(937,270)	$1,667,725

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS
As of December 31, 2006

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$884	$31,522	$-	$32,406
Trade accounts receivable, net of allowance for doubtful accounts	27,595	29,553	-	57,148
Prepaid expenses and other current assets	1,529	3,848	-	5,377
Income tax receivable	-	1,296	-	1,296
Deferred income tax asset	2,282	574	-	2,856
Current assets from discontinued operations	4,058	771	-	4,829
Total current assets	36,348	67,564	-	103,912
PROPERTY AND EQUIPMENT, net	25,890	20,466	-	46,356
INTANGIBLE ASSETS, net	1,798,448	62,341	-	1,860,789
INVESTMENT IN SUBSIDIARIES	-	1,929,896	(1,929,896)	-
INVESTMENT IN AFFILIATED COMPANY	-	51,711	-	51,711
OTHER ASSETS	672	5,401	-	6,073
NON-CURRENT ASSESTS FROM DISCONTINUED OPERATIONS	115,208	11,161	-	126,369
Total assets	$1,976,566	$2,148,540	$(1,929,896)	$2,195,210

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,395	$7,551	$-	$9,946
Accrued interest	-	19,273	-	19,273
Accrued compensation and related benefits	2,610	15,501	-	18,111
Income taxes payable	-	2,465	-	2,465
Other current liabilities	1,270	11,989	-	13,259
Current portion of long-term debt	-	7,513	-	7,513
Current liabilities from discontinued operations	1,323	417	-	1,740
Total current liabilities	7,598	64,709	-	72,307
LONG-TERM DEBT, net of current portion	-	930,014	-	930,014
OTHER LONG-TERM LIABILITIES	2,088	6,113	-	8,201
DEFERRED INCOME TAX LIABILITY	36,984	128,632	-	165,616
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	-	825	-	825
Total liabilities	46,670	1,130,293	-	1,176,963
MINORITY INTEREST IN SUBSIDIARY	-	(20)	-	(20)
STOCKHOLDERS’ EQUITY:
Common stock	-	99	-	99
Accumulated comprehensive income adjustments	-	967	-	967
Stock subscriptions receivable	-	(1,642)	-	(1,642)
Additional paid-in capital	1,110,005	1,041,029	(1,110,005)	1,041,029
Retained earnings (accumulated deficit)	819,891	(22,186)	(819,891)	(22,186)
Total stockholders’ equity	1,929,896	1,018,267	(1,929,896)	1,018,267
Total liabilities and stockholders’ equity	$1,976,566	$2,148,540	$(1,929,896)	$2,195,210

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2007

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$144,036	$186,118	$117	$330,271
OPERATING EXPENSES:
Programming and technical	30,840	48,044	107	78,991
Selling, general and administrative	54,991	59,477	10	114,478
Corporate selling, general and administrative	-	27,541	-	27,541
Depreciation and amortization	5,912	9,338	-	15,250
Impairment of long-lived assets	206,828	202,776	-	409,604
Total operating expenses	298,571	347,176	117	645,864
Operating loss	(154,535)	(161,058)	-	(315,593)
INTEREST INCOME	-	1,242	-	1,242
INTEREST EXPENSE	1	72,769	-	72,770
EQUITY IN LOSS OF AFFILIATED COMPANY	-	11,453	-	11,453
OTHER EXPENSE, NET	(57)	(290)	-	(347)
Loss before benefit from income taxes and minority interest in income of subsidiary and loss from discontinued operations, net of tax	(154,593)	(244,328)	-	(398,921)
BENEFIT FROM INCOME TAXES	-	(23,032)	-	(23,032)
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	-	3,910	-	3,910
Net loss before equity in income of subsidiaries and discontinued operations, net of tax	(154,593)	(225,206)	-	(379,799)
EQUITY IN INCOME OF SUBSIDIARIES	-	(161,065)	161,065	-
Net loss from continuing operations	(154,593)	(386,271)	161,065	(379,799)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(6,472)	(847)	-	(7,319)
NET LOSS	$(161,065)	$(387,118)	$161,065	$(387,118)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$153,536	$187,517	$187	$341,240
OPERATING EXPENSES:
Programming and technical	27,070	46,737	142	73,949
Selling, general and administrative	52,245	54,476	45	106,766
Corporate selling, general and administrative	-	28,240	-	28,240
Depreciation and amortization	5,709	8,646	-	14,355
Impairment of long-lived assets	-	49,930	-	49,930
Total operating expenses	85,024	188,029	187	273,240
Operating lincome (loss)	68,512	(512)	-	68,000
INTEREST INCOME	7	1,386	-	1,393
INTEREST EXPENSE	2	72,930	-	72,932
EQUITY IN LOSS OF AFFILIATED COMPANY	-	2,341	-	2,341
OTHER EXPENSE, NET	(10)	(268)	-	(278)
Income (loss) before provision for income taxes and minority interest in income of subsidiary and (loss) income from discontinued operations, net of tax	68,507	(74,665)	-	(6,158)
PROVISON FOR INCOME TAXES	-	1,279	-	1,279
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	-	3,004	-	3,004
Net income (loss) before equity in income of subsidiaries and (loss) income from discontinued operations, net of tax	68,507	(78,948)	-	(10,441)
EQUITY IN INCOME OF SUBSIDIARIES	-	61,221	(61,221)	-
Net income (loss) from continuing operations	68,507	(17,727)	(61,221)	(10,441)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	(7,286)	10,997	-	3,711
NET INCOME (LOSS)	$61,221	$(6,730)	$(61,221)	$(6,730)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2005

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$155,647	$186,251	$129	$342,027
OPERATING EXPENSES:
Programming and technical	24,496	39,624	129	64,249
Selling, general and administrative	50,987	52,240	-	103,227
Corporate selling, general and administrative	-	25,070	-	25,070
Depreciation and amortization	6,205	8,254	-	14,459
Total operating expenses	81,688	125,188	129	207,005
Operating lincome	73,959	61,063	-	135,022
INTEREST INCOME	-	1,428	-	1,428
INTEREST EXPENSE	-	63,010	-	63,010
EQUITY IN LOSS OF AFFILIATED COMPANY	-	1,846	-	1,846
OTHER INCOME (EXPENSE), NET	63	(160)	-	(97)
Income (loss) before provision for income taxes and minority interest in income of subsidiary and income from discontinued operations, net of tax	74,022	(2,525)	-	71,497
PROVISON FOR INCOME TAXES	-	25,179	-	25,179
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	-	1,868	-	1,868
Net income (loss) before equity in income of subsidiaries and income from discontinued operations, net of tax	74,022	(29,572)	-	44,450
EQUITY IN INCOME OF SUBSIDIARIES	-	77,700	(77,700)	-
Net income from continuing operations	74,022	48,128	(77,700)	44,450
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX	3,678	507	-	4,185
NET INCOME	77,700	48,635	(77,700)	48,635
PREFERRED STOCK DIVIDENDS	-	2,761	-	2,761
NET INCOME APPLICABLE TO COMMON STOCKHOLDERS	$77,000	$45,874	$(77,700)	$45,874

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(161,065)	$(387,118)	$161,065	$(387,118)
Adjust for net loss from discontinued operations	6,472	847	-	7,319
Net (loss) from continuing operations	(154,593)	(386,271)	161,065	(379,799)
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	5,912	9,338	-	15,250
Amortization of debt financing costs	-	2,241	-	2,241
Deferred income taxes	-	(28,013)	-	(28,013)
Impairment of long-lived assets	206,828	202,776	-	409,604
Equity in net losses of affiliated company	-	11,453	-	11,453
Minority interest in income of subsidiaries	-	3,910	-	3,910
Stock-based compensation and other non-cash compensation	1,246	1,791	-	3,037
Amortization of contract inducement and termination fee	(896)	(913)	-	(1,809)
Change in interest due on stock subscription receivable	-	(75)	-	(75)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	1,211	3,474	-	4,685
Prepaid expenses and other current assets	(441)	(352)	-	(793)
Income tax receivable	-	1,296	-	1,296
Other assets	38	286	-	324
Due to corporate/from subsidiaries	-	-	-	-
Accounts payable	(2,179)	(1,736)	-	(3,915)
Accrued interest	-	(270)	-	(270)
Accrued compensation and related benefits	361	(1,388)	-	(1,027)
Income taxes payable	-	1,997	-	1,997
Other liabilities	1,288	39	-	1,327
Net cash flows from (used in) operating activities from discontinued operations	6,168	(1,577)	-	4,591
Net cash flows from (used in) operating activities	64,943	(181,994)	161,065	44,014
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,552)	(6,083)	-	(10,635)
Equity investments	-	(12,590)	-	(12,590)
Investment in subsidiaries	-	(161,065)	161,065	-
Proceeds from sale of assets	-	108,100	-	108,100
Deposits and payments for station purchases and other assets	-	(5,904)	-	(5,904)
Net cash flows used in investing activities from discontinued operations	-	(503)	-	(503)
Net cash flows used in investing activities	(4,552)	(78,045)	161,065	78,468
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(14)	(124,683)	-	(124,697)
Proceeds from credit facility	-	-	-	-
Payment of bank financing costs	-	(3,004)	-	(3,004)
Payment to minority interest shareholders	-	(2,940)	-	(2,940)
Net cash flows used in financing activities	(14)	(130,627)	-	(130,641)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	60,377	(390,666)	322,130	(8,159)
CASH AND CASH EQUIVALENTS, beginning of period	884	31,522	-	32,406
CASH AND CASH EQUIVALENTS, end of period	$61,261	$(359,144)	$322,130	$24,247

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$61,221	$(6,730)	$(61,221)	$(6,730)
Adjust for net loss (income) from discontinued operations	7,286	(10,997)	-	(3,711)
Net income (loss) from continuing operations	68,507	(17,727)	(61,221)	(10,441)
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	5,710	8,645	-	14,355
Amortization of debt financing costs	-	2,097	-	2,097
Amortization of production content	-	2,277	-	2,277
Deferred income taxes	-	2,066	-	2,066
Loss on write-down of investment	-	270	-	270
Impairment of long-lived assets	-	49,930	-	49,930
Equity in net losses of affiliated company	-	2,341	-	2,341
Minority interest in income of subsidiaries	-	3,004	-	3,004
Stock-based compensation and other non-cash compensation	1,717	4,264	-	5,981
Amortization of contract inducement and termination fee	(975)	(1,090)	-	(2,065)
Change in interest due on stock subscription receivable	-	(76)	-	(76)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(2,378)	4,421	-	2,043
Prepaid expenses and other current assets	119	1,615	-	1,734
Income tax receivable	-	2,639	-	2,639
Due to corporate/from subsidiaries	(95,002)	95,002	-	-
Accounts payable	1,536	1,002	-	2,538
Accrued interest	-	(35)	-	(35)
Accrued compensation and related benefits	82	(3,268)	-	(3,186)
Income taxes payable	-	(1,340)	-	(1,340)
Other liabilities	(799)	4,086	-	3,287
Net cash used in operating activities from discontinued operations	73,162	(73,121)	-	41
Net cash flows from operating activities	51,679	87,002	(61,221)	77,460
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,421)	(7,870)	-	(14,291)
Equity investments	-	(17,086)	-	(17,086)
Acquisitions	(44,063)	875	-	(43,188)
Investment in subsidiaries	-	(61,221)	61,221	-
Proceeds from sale of assets	-	30,000	-	30,000
Deposits and payments for station purchases and other assets	(1,085)	(44)	-	(1,129)
Net cash flows used in investing activities from discontinued operations	-	(533)	-	(533)
Net cash flows used in investing activities	(51,569)	(55,879)	61,221	(46,227)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(20)	(48,000)	-	(48,020)
Proceeds from credit facility	-	33,000	-	33,000
Proceeds from exercise of stock options	-	52	-	52
Payment to minority interest shareholders	-	(2,940)	-	(2,940)
Net cash flows used in financing activities	(20)	(17,888)	-	(17,908)
INCREASE IN CASH AND CASH EQUIVALENTS	90	13,235	-	13,325
CASH AND CASH EQUIVALENTS, beginning of period	794	18,287	-	19,081
CASH AND CASH EQUIVALENTS, end of period	$884	$31,522	$-	$32,406

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2005

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$77,700	$48,635	$(77,700)	$48,635
Adjust for net income from discontinued operations	(3,678)	(507)	-	(4,185)
Net income from continuing operations	74,022	48,128	(77,700)	44,450
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	6,205	8,254	-	14,459
Amortization of debt financing costs	-	4,171	-	4,171
Amortization of production content	-	3,690	-	3,690
Deferred income taxes	13,151	12,364	-	25,515
Loss on write-down of investment	-	754	-	754
Equity in net losses of affiliated company	-	1,846	-	1,846
Minority interest in income of subsidiaries	-	1,868	-	1,868
Stock-based compensation and other non-cash compensation	178	2,366	-	2,544
Contract termination costs, net of amortization	2,185	2,166	-	4,351
Change in interest due on stock subscription receivable	-	(482)	-	(482)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(277)	237	-	(40)
Prepaid expenses and other current assets	170	(6,589)	-	(6,419)
Income tax receivable	-	(285)	-	(285)
Due to corporate/from subsidiaries	(97,816)	97,816	-	-
Accounts payable	(186)	(5,595)	-	(5,781)
Accrued interest	-	5,087	-	5,087
Accrued compensation and related benefits	(155)	(758)	-	(913)
Income taxes payable	-	288	-	288
Other liabilities	(756)	1,460	-	704
Net cash flows from (used in) operating activities from discontinued operations	13,308	(7,970)	-	5,338
Net cash flows from operating activities	10,029	168,816	(77,700)	101,145
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,427)	(4,389)	0	(13,816)
Equity investments	-	(271)	0	(271)
Acquisitions	-	(21,320)	0	(21,320)
Investment in subsidiaries	-	(77,700)	77,700	-
Sale of short term investments	-	10,000	0	10,000
Deposits and payments for station purchases and other assets	-	(977)	0	(977)
Net cash used in investing activities from discontinued operations	-	(1,917)	0	(1,917)
Net cash flows used in investing activities	(9,427)	(96,574)	77,700	(28,301)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	-	(455,007)	-	(455,007)
Proceeds from credit facility	-	587,500	-	587,500
Proceeds from debt issuances	-	195,315	-	195,315
Payment of preferred stock dividends	-	(6,959)	-	(6,959)
Payment of bank financing costs	-	(4,172)	-	(4,172)
Repurchase of common stock	-	(77,658)	-	(77,658)
Redemption of convertible preferred stock	-	(309,820)	-	(309,820)
Proceeds from exercise of stock options	-	1,003	-	1,003
Proceeds from stock subscriptions due	-	5,644	-	5,644
Net cash flows used in financing activities	-	(64,154)	-	(64,154)
INCREASE IN CASH AND CASH EQUIVALENTS	602	8,088	-	8,690
CASH AND CASH EQUIVALENTS, beginning of period	192	10,199	-	10,391
CASH AND CASH EQUIVALENTS, end of period	$794	$18,287	$-	$19,081

RADIO ONE, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2007, 2006 and 2005

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
2007	$3,901	$1,704	$—	$3,443	$2,162
2006	3,197	2,667	23	1,986	3,901
2005	4,193	3,054	—	4,050	3,197

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions		Balance at End of Year
	(In thousands)
Valuation Allowance for Deferred Income Tax Assets:
2007	$2,248	$132,085	$—	$356	(1)	$133,977
2006	791	1,457	—	—		2,248
2005	—	791	—	—		791

(1)	Relates to a change to the valuation allowance for deferred income tax assets pertaining to interest rate swaps charged to accumulated other comprehensive income instead of provision for income taxes.

S-1