Form 10-Q
period 2008-03-31
RADIO ONE INC
filed 2008-05-12
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________

Form 10-Q
_______________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

Commission File No. 0-25969
_______________

RADIO ONE, INC.
(Exact name of registrant as specified in its charter)
_______________

Delaware	52-1166660
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5900 Princess Garden Parkway,
7th Floor
Lanham, Maryland 20706
(Address of principal executive offices)

(301) 306-1111
Registrant’s telephone number, including area code
_______________

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
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2008
Class A Common Stock, $.001 Par Value	3,439,761
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	3,121,048
Class D Common Stock, $.001 Par Value	89,520,194

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions or our discussion of matters in a manner that anticipates operations, results or events in future periods. We cannot guarantee that we will achieve these plans, intentions or expectations. Because these statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ materially from those forecasts or anticipated in the forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

•	economic conditions, both generally and relative to the radio broadcasting and media industries;

•	fluctuations in the demand for advertising across our various media;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience measurement methodologies;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent;

•	increased competition from new technologies;

•	the impact of our acquisitions, dispositions and similar transactions;

•	our high degree of leverage; and

•	other factors mentioned in our filings with the Securities and Exchange Commission including the factors discussed in detail in Item 1A, “Risk Factors,” in our 2007 report on Form 10-K.

You should not place undue reliance on these forward-looking statements, which reflect our view as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
		(As Adjusted-
		See Note 1)
	(In thousands, except share data)

NET REVENUE	$72,498	$74,040
OPERATING EXPENSES:
Programming and technical	19,065	18,205
Selling, general and administrative	24,690	22,255
Corporate selling, general and administrative	6,530	7,843
Depreciation and amortization	3,664	3,716
Total operating expenses	53,949	52,019
Operating income	18,549	22,021
INTEREST INCOME	201	267
INTEREST EXPENSE	17,259	18,070
EQUITY IN LOSS OF AFFILIATED COMPANY	2,285	492
OTHER EXPENSE, net	11	8
(Loss) Income before provision for income taxes, minority interest in income of subsidiaries and loss from discontinued operations	(805)	3,718
PROVISION FOR INCOME TAXES	8,898	1,452
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	823	906
Net (loss) income from continuing operations	(10,526)	1,360
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(7,781)	(616)
NET (LOSS) INCOME APPLICABLE TO COMMON STOCKHOLDERS	$(18,307)	$744
BASIC AND DILUTED (LOSS) INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE	$(0.11)	$0.01	*
BASIC AND DILUTED NET LOSS FROM DISCONTINUED OPERATIONS PER COMMON SHARE	$(0.08)	$(0.01	) *
BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(0.19)	$0.01	*
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	98,728,411	98,710,633
Diluted	98,728,411	98,710,633

* EPS amounts may not add due to rounding

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(As Adjusted-
		See Note 1)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,730	$24,247
Trade accounts receivable, net of allowance for doubtful accounts of $1,823 and $2,021, respectively	47,022	50,425
Prepaid expenses and other current assets	5,209	6,118
Deferred income tax asset	14,919	15,147
Current assets from discontinued operations	2,297	3,249
Total current assets	77,177	99,186
PROPERTY AND EQUIPMENT, net	45,909	44,740
GOODWILL	146,171	146,156
RADIO BROADCASTING LICENSES	1,118,765	1,118,747
OTHER INTANGIBLE ASSETS, net	43,794	45,418
INVESTMENT IN AFFILIATED COMPANY	51,494	52,782
OTHER ASSETS	9,228	8,573
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	146,851	152,123
Total assets	$1,639,389	$1,667,725

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,121	$4,958
Accrued interest	9,018	19,004
Accrued compensation and related benefits	15,166	16,319
Income taxes payable	5,179	4,463
Other current liabilities	11,693	12,124
Current portion of long-term debt	33,014	26,004
Current liabilities from discontinued operations	2,562	2,704
Total current liabilities	79,753	85,576
LONG-TERM DEBT, net of current portion	780,500	789,500
OTHER LONG-TERM LIABILITIES	6,869	5,227
DEFERRED INCOME TAX LIABILITY	158,709	149,950
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	374	483
Total liabilities	1,026,205	1,030,736
MINORITY INTEREST IN SUBSIDIARIES	1,255	3,889
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2008 and December 31, 2007	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 3,814,761 and 4,321,378 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	4	4
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 and 2,861,863 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 89,145,194 and 88,638,576 shares issued and outstanding as of March 31, 2008 and December 31, 2007, respectively	89	89
Accumulated other comprehensive (loss) income	(2,504)	644
Stock subscriptions receivable	(1,722)	(1,717)
Additional paid-in capital	1,044,562	1,044,273
Accumulated deficit	(428,506)	(410,199)
Total stockholders’ equity	611,929	633,100
Total liabilities and stockholders’ equity	$1,639,389	$1,667,725

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Comprehensive Loss	Accumulated Other Comprehensive Income	Stock Subscriptions Receivable	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
	(In thousands, except share data)
BALANCE, as of December 31, 2007	$—	$4	$3	$3	$89		$644	$(1,717)	$1,044,273	$(410,199)	$633,100
Comprehensive loss:
Net loss	—	—	—	—	—	$(18,307)	—	—	—	(18,307)	(18,307)
Change in unrealized income on derivative and hedging activities, net of taxes	—	—	—	—	—	(3,148)	(3,148)	—	—	—	(3,148)
Comprehensive loss						$(21,455)
Vesting of non-employee restricted stock	—	—	—	—	—		—	—	39	—	39
Stock-based compensation expense	—	—	—	—	—		—	—	250	—	250
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(5)	—	—	(5)
BALANCE, as of March 31, 2008	$—	$4	$3	$3	$89		$(2,504)	$(1,722)	$1,044,562	$(428,506)	$611,929

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
		(As Adjusted-
		See Note 1)
	(In thousands)
CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net (loss) income	$(18,307)	$744
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	3,664	3,716
Amortization of debt financing costs	689	536
Amortization of production content	—	159
Deferred income taxes	8,997	(216)
Equity in loss of affiliated company	2,285	492
Minority interest in income of subsidiaries	823	906
Stock-based and other compensation	368	1,072
Change in interest due on stock subscriptions receivable	(5)	(20)
Amortization of contract inducement and termination fee	(515)	(496)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	3,403	10,981
Prepaid expenses and other assets	1,134	(200)
Income tax receivable	—	1,296
Other assets	(976)	(322)
Accounts payable	(1,628)	(3,017)
Accrued interest	(9,986)	(10,277)
Accrued compensation and related benefits	(1,233)	(77)
Income taxes payable	716	(1,050)
Other liabilities	(803)	2,976
Net cash flows from operating activities of discontinued operations	5,768	(715)
Net cash flows (used in) from operating activities	(5,606)	6,488
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(3,270)	(1,567)
Equity investments	(997)	(1,000)
Purchase of other intangible assets	(221)	(21)
Deposits for station equipment and purchases and other assets	(517)	(2,121)
Net cash flows from investing activities from discontinued operations	—	263
Net cash flows used in investing activities	(5,005)	(4,446)
CASH FLOWS USED IN FROM FINANCING ACTIVITIES:
Repayment of other debt	(490)	(3)
Proceeds from credit facility	10,000	—
Repayment of credit facility	(11,500)	—
Payment of dividend to minority interest shareholders	(3,916)	(2,940)
Net cash flows used in financing activities	(5,906)	(2,943)
DECREASE IN CASH AND CASH EQUIVALENTS	(16,517)	(901)
CASH AND CASH EQUIVALENTS, beginning of period	24,247	32,406
CASH AND CASH EQUIVALENTS, end of period	$7,730	$31,505

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$27,245	$27,291
Income taxes	$128	$106

Supplemental Note: In July 2007, a seller financed loan of $2.6 million was incurred when the Company acquired the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area. The balance as of March 31, 2008 is $514,000.

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Organization

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and subsidiaries (collectively the “Company”) is one of the nation’s largest radio broadcasting companies and the largest broadcasting company that primarily targets African-American and urban listeners. While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, we are actively pursuing a plan to diversify our revenue streams and have made acquisitions and investments in other complementary media properties.  Most recently, we acquired Community Connect Inc., an on-line social networking company that hosts the website BlackPlanet, the largest social networking site primarily targeted at African-Americans.   This acquisition is consistent with our operating strategy of becoming a multi-media entertainment and information content provider to African-American consumers.  Our other media acquisitions and investments include our approximate 36% ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 51% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; and our acquisition of certain assets of Giant Magazine, LLC (“Giant Magazine”), an urban-themed lifestyle and entertainment magazine. Through our national multi-media presence we provide advertisers with a unique and powerful delivery mechanism to the African-American audience.

At the same time that we have been diversifying our operations, we recently completed a $150.4 million non-strategic radio assets disposition plan.  In addition, we recently announced the sale of KRBV-FM, our radio property in the Los Angeles market, for approximately $137.5 million in cash.  Pro forma for recently announced sale transactions, we own and or operate 53 radio stations located in 16 urban markets in the United States. While maintaining our core radio franchise, these dispositions allow the Company to more strategically allocate its resources consistent with our long-term multi-media operating strategy.

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s 2007 Annual Report on Form 10-K.

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

(c)  Financial Instruments

Financial instruments as of March 31, 2008 and December 31, 2007 consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, long-term debt and subscriptions receivable. The carrying amounts approximated fair value for each of these financial instruments as of March 31, 2008 and December 31, 2007, except for the Company’s outstanding senior subordinated notes. The 8 7/8% senior subordinated notes had a fair value of approximately $238.5 million and $282.0 million as of March 31, 2008 and December 31, 2007, respectively. The 6 3/8% senior subordinated notes had a fair value of approximately $144.0 million and $166.5 million as of March 31, 2008 and December 31, 2007, respectively. The fair values were determined based on the fair market value of similar instruments.

(d)	Revenue Recognition

The Company recognizes revenue for broadcast advertising when the commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Staff Accounting Bulletin (“SAB”) No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” Agency and outside sales representative commissions are based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $7.9 million and $8.2 million during the three months ended March 31, 2008 and 2007, respectively.

(e)  Barter Transactions

The Company provides broadcast advertising time in exchange for programming content and certain services. In accordance with guidance provided by EITF No. 99-17, “Accounting for Advertising Barter Transactions,” the terms of these exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended March 31, 2008 and 2007, barter transaction revenues were reflected in net revenue of $599,000 and $542,000, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $558,000 and $41,000 and $501,000 and $41,000, in the respective three month periods ended March 31, 2008 and 2007.

(f)  Comprehensive (Loss) Income

The Company’s comprehensive (loss) income consists of net (loss) income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive loss consists of gains and losses on derivative instruments that qualify for cash flow hedge treatment.

The following table sets forth the components of comprehensive (loss) income:

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Net (loss) income	$(18,307)	$744
Other comprehensive loss (net of tax benefit of $0 and $199, respectively):
Derivative and hedging activities	(3,148)	(242)
Comprehensive (loss) income	$(21,455)	$502

(g) Fair Value

 In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 is applied whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. We adopted SFAS No. 157 effective January 1, 2008 as it relates to the Company’s interest rate swaps. The FASB deferred the effective date of SFAS No. 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis until the beginning of our 2009 fiscal year.

 The fair value framework requires the categorization of assets and liabilities into three levels based upon the assumptions (inputs) used to price the assets or liabilities. Level 1 provides the most reliable measure of fair value, whereas Level 3 generally requires significant management judgment. The three levels are defined as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets and liabilities that can be accessed at measurement date.
Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities inactive markets or quoted prices for identical assets or liabilities in inactive markets.
Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

 As of March 31, 2008, the fair values of our financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)

Liabilities
Interest rate swaps (a)	$2.5	—	$2.5	—

Total liabilities	$2.5	—	$2.5	—

(a) Based on London Interbank Offered Rate (‘LIBOR”)

(h) Impact of Recently Issued Accounting Pronouncements

 In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format.  It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related.  Finally, it requires cross referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  This statement is effective for interim periods beginning after December 15, 2008, although early application is encouraged.  The Company has not completed its assessment of the impact this new pronouncement will have on disclosures to the Company’s the consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R replaces SFAS No. 141, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value.  SFAS No. 141R also requires transactions costs related to the business combination to be expensed as incurred.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date for the Company will be January 1, 2009.  We have not determined the impact of SFAS No. 141R related to future acquisitions, if any, on our consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.” This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years beginning after December 15, 2008. The effective date for the Company will be January 1, 2009. We have not determined the impact this new pronouncement will have on the consolidated financial statements.

       In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Effective January 1, 2008, the Company adopted SFAS No. 159, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has currently chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles.

2.	ACQUISITIONS:

 In April 2008, the Company announced and completed a merger to acquire Community Connect Inc. (“CCI”) for $38.0 million in cash. CCI is an on-line social networking company operating branded websites including BlackPlanet, MiGente, and AsianAvenue.

In July 2007, the Company purchased the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area for approximately $2.6 million financed by the seller, of which $514,000 was owed as of March 31, 2008. Since August 2001 and up until closing, the station had been operated under a local marketing agreement (“LMA”), and the results of its operations had been included in the Company’s consolidated financial statements since the inception of the LMA. The station was consolidated with the Company’s existing Cincinnati operations in 2001. (See Note 11 — Related Party Transactions).

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

3.  DISCONTINUED OPERATIONS:

Between December 2006, and March 2008, the Company has closed on the sale of the assets of 18 radio stations in five markets for approximately $138.1 million in cash. In March 2008, the Company entered into an agreement to sell the assets of its Los Angeles station for approximately $137.5 million in cash. In April 2008, the Company closed on the sale of its Miami station for approximately $12.3 million in cash. The assets and liabilities of these stations have been classified as discontinued operations as of March 31, 2008 and December 31, 2007, and the stations’ results of operations for the three month periods ended March 31, 2008 and 2007 have been classified as discontinued operations in the accompanying consolidated financial statements. As of March 31, 2008 and April 30, 2008, the Company used $131.0 million and $140.0 million, respectively, of the proceeds from these asset sales to pay down debt.

Miami Station:  In April 2008, the Company closed on the sale of the assets of its radio station WMCU-AM (formerly WTPS-AM), located in the Miami metropolitan area, to Salem Communications Holding Corporation (“Salem”) for approximately $12.3 million in cash. Salem began operating the station under an LMA effective October 18, 2007.

Los Angeles Station:  In March 2008, the Company entered into an agreement to sell the assets of its radio station KRBV-FM, located in the Los Angeles metropolitan area, to Bonneville International Corporation (“Bonneville”) for approximately $137.5 million in cash. The Company’s board of directors approved the sale of KRBV-FM in March 2008.  Bonneville began operating the station under an LMA on April 8, 2008. Subject to the necessary regulatory approvals, the transaction is expected to close in the second quarter of 2008.

Augusta Stations:  In December 2007, the Company closed on the sale of the assets all of its five radio stations in the Augusta metropolitan area to Perry Broadcasting Company for approximately $3.1 million in cash.

Louisville Station:  In November 2007, the Company closed on the sale of the assets of its radio station WLRX-FM in the Louisville metropolitan area to WAY FM Media Group, Inc. for approximately $1.0 million in cash.

Dayton and Louisville Stations:  In September 2007, the Company closed on the sale of the assets all of its five radio stations in the Dayton metropolitan area and five of its six radio stations in the Louisville metropolitan area to Main Line Broadcasting, LLC for approximately $76.0 million in cash.

Minneapolis Station:  In August 2007, the Company closed on the sale of the assets of its radio station KTTB-FM in the Minneapolis metropolitan area to Northern Lights Broadcasting, LLC for approximately $28.0 million in cash.

Boston Station:  In December 2006, the Company closed on the sale of the assets of its radio station WILD-FM in the Boston metropolitan area to Entercom Boston, LLC (“Entercom”) for approximately $30.0 million in cash. Entercom began operating the station under an LMA effective August 18, 2006.

The following table summarizes the operating results for all of the stations sold or to be sold and classified as discontinued operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Net revenue	$2,377	$8,431
Station operating expenses	4,046	9,062
Depreciation and amortization	79	480
Impairment of long-lived assets	5,076	—
Other income	98	—
Loss on sale of assets	225	—
Loss before income taxes	(6,951)	(1,111)
Provision (benefit) for income taxes	830	(495)
Loss from discontinued operations, net of tax	$(7,781)	$(616)

The assets and liabilities of the stations sold or to be sold and classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	March 31, 2008	December 31, 2007
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$1,858	$2,725
Prepaid expenses and other current assets	439	524
Total current assets	2,297	3,249
Property and equipment, net	3,252	3,349
Intangible assets, net	143,311	148,388
Other assets	288	386
Total assets	$149,148	$155,372
Current liabilities:
Other current liabilities	$2,562	$2,704
Total current liabilities	2,562	2,704
Other long-term liabilities	374	483
Total liabilities	$2,936	$3,187

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

During the three months ended March 31, 2008, the Company evaluated certain long-lived assets where warranted for potential impairment due to its asset disposition strategy. The carrying value of the radio broadcast license for KRBV-FM in Los Angeles exceeded the sales price called for in the executed asset purchase agreement less the related costs to sell the property. Accordingly, as part of discontinued operations for the three months ended March 31, 2008, the Company reduced the carrying value of radio broadcasting licenses by approximately $5.1 million. The carrying amount of radio broadcasting licenses at March 31, 2008 and December 31, 2007 was approximately $1.1 billion. The carrying amount of goodwill at March 31, 2008 and December 31, 2007 was approximately $146.2 million for both periods.

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	March 31, 2008	December 31, 2007	Period of Amortization
	(In thousands)

Trade names	$17,004	$16,848	2-5 Years
Talent agreement	19,549	19,549	10 Years
Debt financing costs	20,860	20,850	Term of debt
Intellectual property	14,532	14,532	4-10 Years
Affiliate agreements	7,769	7,769	1-10 Years
Favorable transmitter leases and other intangibles	5,672	5,651	6-60 Years
	85,386	85,199
Less: Accumulated amortization	(41,592)	(39,781)
Other intangible assets, net	$43,794	$45,418

Amortization expense of intangible assets for the three months ended March 31, 2008 and 2007 was approximately $1.1 million and $1.2 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented.

The following table presents the Company’s estimate of amortization expense for the years 2008 through 2012 for intangible assets, excluding deferred financing costs.

(In thousands)
2008	$4,501
2009	4,470
2010	4,390
2011	4,312
2012	4,261

Actual amortization expense may vary as a result of future acquisitions and dispositions.

5.  INVESTMENT IN AFFILIATED COMPANY:

In January 2004, together with an affiliate of Comcast Corporation and other investors, the Company launched TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of March 31, 2008. The initial four year commitment period for funding the capital was extended to June 30, 2008, due in part to TV One’s lower than anticipated capital needs during the initial commitment period. In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One. As of March 31, 2008, the Company owned approximately 36% of TV One on a fully-converted basis.

The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the three month periods ended March 31, 2008 and 2007, the Company’s allocable share of TV One’s operating losses was approximately $2.3 million and $496,000, respectively. The increased loss for the three month period ended March 31, 2008 resulted from the higher overall losses of TV One, compared to the same period in 2007, as well as an increase in our share of TV One’s losses related to TV One’s current capital structure and the Company’s ownership levels in the equity securities of TV One that are currently absorbing its net losses. Under the hypothetical liquidation at book value approach, the increase in the Company’s claim on the change in net assets of TV One resulting from TV One’s buyback of equity from certain TV One investors, resulted in a decrease of $652,000 in additional paid-in capital of the Company for the three month periods ended March 31, 2007, respectively, in accordance with SAB No. 51, “Accounting for Sales of Stock by a Subsidiary.”

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

The Company is accounting for the services provided to TV One under the advertising and network services agreements in accordance with EITF Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.” As services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, the most reliable unit of measurement has been determined to be the value of underlying advertising time that is being provided to TV One. For the network services agreement, the most reliable unit of measurement has been determined to be the value of the equity received in TV One. As a result, the Company is re-measuring the fair value of the equity received in consideration of its obligations under the network services agreement in each subsequent reporting period as the services are provided. The Company recognized approximately $1.1 million in revenue relating to these two agreements for each of the three month periods ended March 31, 2008 and 2007.

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

Each swap agreement has been accounted for as a qualifying cash flow hedge of the Company’s senior bank term debt, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and HedgingActivities,” whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instruments as reflected on the accompanying consolidated balance sheets.

Under the swap agreements, the Company pays the fixed rate listed in the table above. The counterparties to the agreements pay the Company a floating interest rate based on the three-month LIBOR, for which measurement and settlement is performed quarterly. The counterparties to these agreements are international financial institutions. The Company estimates the fair value of these instruments as of March 31, 2008 to be a liability of approximately $2.5 million. The fair value of the interest swap agreements is estimated by obtaining quotations from the financial institutions that are parties to the Company’s swap agreements. The fair value is an estimate of the net amount that the Company would pay on March 31, 2008, if the agreements were transferred to other parties or cancelled by the Company.

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

7.  LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31, 2008	December 31, 2007
	(In thousands)

8 7/8% senior subordinated notes	$300,000	$300,000
6 3/8% senior subordinated notes	200,000	200,000
Credit facilities	313,000	314,500
Seller financed acquisition loan	514	1,004
Total long-term debt	813,514	815,504
Less: current portion	(33,014)	(26,004)
Long term debt, net of current portion	$780,500	$789,500

Credit Facilities

In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The term of the Credit Agreement is seven years and the amount available under the Credit Agreement consists of a $500.0 million revolving facility and an initial $300.0 million term loan. Borrowings under the credit facility are subject to compliance with certain provisions of the Credit Agreement, including financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, refinancing under certain conditions, investments and acquisitions permitted under the Credit Agreement, and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.60 to 1.00 through June 30, 2008, no less than 1.75 to 1.00 from July 1, 2008 to December 31, 2009, no less than 2.00 to 1.00 from January 1, 2010 through December 31, 2010, and no less than 2.25 to 1.00 from January 1, 2011 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.75 to 1.00 through March 31, 2008, no greater than 7.50 to 1.00 from April 1, 2008 through September 30, 2008, no greater than 7.25 to 1.00 from October 1, 2008 through June 30, 2010, no greater than 6.50 to 1.00 from July 1, 2010 through September 30, 2011, and no greater that 6.00 to 1.00 from October 1, 2011 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the Credit Agreement in June 2005, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Company was in compliance with all debt covenants as of March 31, 2008. At the date of the filing of this Form 10-Q and based on current projections, the Company believes that for the next twelve months it will be in compliance with all debt covenants.

The Credit Agreement requires the Company to calculate its excess cash flow and make a debt principal prepayment equal to 50% of such excess cash flow within 125 days of the Company’s fiscal year end. A debt principal prepayment is triggered if the Company’s leverage ratio as of the last day of a fiscal year is greater than 6.25 to 1.00.  As of December 31, 2007, the Company’s leverage ratio was greater than 6.25 to 1.00.  Based on this fiscal year end 2007 excess cash flow calculation, the Company made a debt principal prepayment of approximately $6.0 million on May 5, 2008.

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

The Company’s borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries.

Future minimum principal payments of long-term debt as of March 31, 2008 are as follows:

	Senior Subordinated Notes	Credit Facilities and Other
	(In thousands)

April — December 2008	$—	$23,014
2009	—	45,000
2010	—	50,000
2011	300,000	50,000
2012	—	145,500
2013 and thereafter	200,000	—
Total long-term debt	$500,000	$313,514

8.  INCOME TAXES:

The Company has determined that minor fluctuations in its projected income would create significant changes to the estimated annual effective tax rate. Pursuant to FIN No. 18, “Accounting for Income Taxes in Interim Periods,” the Company has provided for tax expense using an actual calculation for certain filing jurisdictions for the three months ended March 31, 2008.

During the fourth quarter 2007, except for deferred tax assets (“DTAs”) in its historically profitable filing jurisdictions, and DTAs that may be benefited by future reversing deferred tax liabilities (“DTLs”), the Company recorded a full valuation allowance for all other DTAs, mainly net loss carryforwards (“NOLs”), as it was determined that more likely than not, the DTAs would not be realized.  The Company reached this determination based on its then cumulative loss position and the uncertainty of future taxable income. Consistent with that prior realizibility assessment, the Company has recorded a full valuation allowance in the amount of approximately $8.5 million for additional DTAs generated from continuing operations for the three months ended March 31, 2008. The most significant factor affecting this valuation allowance relates to current period tax amortization of indefinite-lived intangibles which created DTLs that cannot be assumed to reverse in a period to benefit DTAs, mainly NOLs, created by the amortization. These DTLs would reverse in some future indefinite period when the intangible asset is either sold or impaired.

On January 1, 2007, the Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes — Interpretation of SFAS No. 109,” which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. The nature of the uncertainties pertaining to our income tax position is primarily due to various state tax positions. As of March 31, 2008, we had approximately $4.5 million in unrecognized tax benefits. Accrued interest and penalties related to unrecognized tax benefits is recognized as a component of tax expense. As such, during the three months ended March 31, 2008, the Company recorded interest of $7,000 related to unrecognized tax benefits and as of March 31, 2008, the Company recorded a liability of $93,000 for accrued interest. The Company estimates the possible change in unrecognized tax benefits prior to March 31, 2009 would be $0 to a reduction of $200,000, due to expiring statutes.

9.  STOCKHOLDERS’ EQUITY:

 In March 2008, the Company’s board of directors authorized a repurchase of the Company’s Class A and Class D common stock, in an amount up to $150.0 million, through December 31, 2009. The amount and timing of such repurchases will be based on pricing, general economic and market conditions, and the restrictions contained in the agreements governing the Company’s credit facilities and subordinated debt and certain other factors.

Stock Option and Restricted Stock Grant Plan

Radio One may issue up to 10,816,198 shares of Class D Common Stock under the Company’s Stock Option and Restricted Stock Grant Plan (“Plan”). At inception of the Plan, the Company’s board of directors authorized 1,408,099 shares of Class A common stock to be issuable under this Plan. As of March 31, 2008, 7,810,247 shares were available for grant. The options are exercisable in installments determined by the compensation committee of the Company’s board of directors. The options expire as determined by the compensation committee, but no later than ten years from the date of the grant. The Company uses an average life for all option awards to determine value. The Company settles stock options upon exercise by issuing stock.

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

The Company did not award any stock options during the three months ended March 31, 2008 and awarded 100,000 stock options during the three months ended March 31, 2007. The per share weighted-average fair values of options granted during the three months ended March 31, 2007 was $3.94 on the date of grant.

These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Three Months Ended March 31,
	2008	2007
Average risk-free interest rate	—	4.81%
Expected dividend yield	—	0.00%
Expected lives	—	7.7 years
Expected volatility	—	40.00%

Transactions and other information relating to the stock options for the period ended March 31, 2008 are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)
Balance as of December 31, 2007	4,384,000	$14.04
Granted	—	—	—
Exercised	—	—	—
Forfeited or Cancelled	218,000	14.96	—
Balance as of March 31, 2008	4,166,000	$14.00	5.94	—
Vested and expected to vest as of March 31, 2008	3,872,000	$14.00	5.94	—
Unvested as of March 31, 2008	609,000	$9.82	7.90	—
Exercisable as of March 31, 2008	3,557,000	$14.71	5.61	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing price on the last day of trading during the three months ended March 31, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their in-the-money options on March 31, 2008. This amount changes based on the fair market value of the Company’s stock. The number of options that vested during the three months ended March 31, 2008 was 17,125.

As of March 31, 2008, approximately $2.5 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of approximately 1.1 years. The stock option weighted-average fair value per share was $4.80 at March 31, 2008.

The Company awarded no restricted stock grants during the three months ended March 31, 2008 but did award 80,000 restricted stock grants during the three months ended March 31, 2007.

Transactions and other information relating to restricted stock grants for the period ended March 31, 2008 are summarized below:

	Number of Restricted Shares (1)	Weighted-Average Fair Value at Grant Date
Unvested as of December 31, 2007	232,000	$6.20
Granted	—	—
Vested	27,000	$7.80
Forfeited, Cancelled, Expired	—	—
Unvested as of March 31, 2008	205,000	$5.99

(1)	The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant.

As of March 31, 2008, approximately $1.0 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over a weighted-average period of 1.5 years.

10.  CONTRACT TERMINATION:

In connection with the termination in 2005 of the Company’s sales representation agreements with Interep National Radio Sales, Inc. (“Interep”), and its subsequent agreements with Katz Communications, Inc. (“Katz”), as the Company’s sole national sales representative, Katz paid the Company $3.4 million as an inducement to enter into these agreements and agreed to pay Interep approximately $5.3 million to satisfy the Company’s termination obligations. The Company is amortizing both over the four-year life of the Katz agreements as a reduction to selling, general and administrative expense. As of March 31, 2008, $859,000 of the deferred termination obligation and inducement amount is reflected in other long-term liabilities on the accompanying consolidated balance sheets, and approximately $2.1 million is reflected in other current liabilities.

11.  RELATED PARTY TRANSACTIONS:

In 2000, an officer of the Company, the former Chief Financial Officer (“CFO”), purchased shares of the Company’s common stock.  The former CFO purchased 333,334 shares of the Company’s Class A common stock and 666,666 shares of the Company’s Class D common stock. The stock was purchased with the proceeds of full recourse loans from the Company in the amount of approximately $7.0 million. In September 2005, the former CFO repaid a portion of his loan. The partial repayment of approximately $7.5 million was effected using 300,000 shares of the Company’s Class A common stock and 230,000 shares of the Company’s Class D common stock owned by the former CFO. All shares transferred to the Company in satisfaction of this loan have been retired. As of March 31, 2008, the remaining principal and interest balance on the former CFO’s loan was approximately $1.7 million, which includes accrued interest in the amount of $190,000. The former CFO was employed with the Company through December 31, 2007, and pursuant to an agreement with the Company, the loan becomes due in full in July 2008. Pursuant to his employment agreement, the former CFO will receive a retention bonus, in the amount of approximately $3.1 million in cash in July 2008 for having remained employed with the Company through December 31, 2007. The retention bonus is a pro rata portion of a $7.0 million retention bonus called for in his employment agreement, had he remained employed with the Company for ten years, and is based on the number of days of employment between October 18, 2005 and December 31, 2007.

As of December 31, 2007, the Company had an additional loan outstanding to the former Chief Financial Officer in the amount of $88,000. The loan was due on demand and accrued interest at 5.6%, totaling an amount of $53,000 as of December 31, 2007. In January 2008, the former CFO repaid the full remaining balance of the loan in cash in the amount of $140,000.

In July 2007, the Company closed on an agreement to acquire the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area from Blue Chip Communications, Inc. (“Blue Chip”) for approximately $2.6 million in seller financing, of which $514,000 remained outstanding as March 31, 2008. The financing is a 5.1% interest bearing loan payable monthly through July 2008. Blue Chip is owned by L. Ross Love, a former member of the Company’s board of directors. The transaction was approved by a special committee of independent directors appointed by the board of directors. Additionally, the Company retained an independent valuation firm to provide a fair value appraisal of the station. Prior to the closing, and since August 2001, the Company consolidated WDBZ-AM within its existing Cincinnati operations, and operated WDBZ-AM under an LMA for no annual fee, the results of which were incorporated in the Company’s financial statements.

12.  SUBSEQUENT EVENTS:

New Employment Agreements: On April 16, 2008, the Company  executed employment agreements (each an “Employment Agreement” and together, the “Employment Agreements”) with Catherine L. Hughes, the Company’s Founder, and Alfred C. Liggins, III, the Company’s Chief Executive Officer and President.  The Company also executed an amendment  to the employment agreement of Linda J. Vilardo (the “Vilardo Amendment”), the Company’s Chief Administrative Officer.

The Hughes Employment Agreement is a three year agreement that provides for:
•	an annual base salary of $750,000 that may be increased at the discretion of the compensation committee;
•	up to a $250,000 annual incentive bonus to be awarded at the discretion of the compensation committee; and
•	options to purchase 600,000 shares of Class D common stock and a grant of 150,000 restricted shares of the Company’s Class D common stock.

The Liggins Employment Agreement is also a three year agreement and provides for:
•	an annual base salary of $980,000 to be increased at the discretion of the compensation committee;
•
eligibility for an annual incentive bonus comprised of  two parts: 50% based on achievement of pre-established individual and Company performance goals (as determined by the compensation committee in consultation with Mr. Liggins) and 50% determined by the compensation committee, but in aggregate not to exceed annual base salary;

•
a $1.0 million “signing bonus” as compensation for being underpaid for the last three years, payable in cash within 60 days and subject to reduction, payment in installments or delay necessitated by Company credit agreements;

•
a “make whole” bonus of $4.8 million to compensate him for losses associated with his past employment contract, payable in cash within 60 days and subject to reduction, payment in installments or delay necessitated by Company credit agreements;

•
eligibility to receive an amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One, which will be triggered (i) only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and (ii) only upon actual receipt of (A) distributions of cash or marketable securities or (B) proceeds from a liquidity event with respect to the Company’s membership interest in TV One; and

•	options to purchase 1,150,000 shares of Class D common stock and a grant of 300,000 restricted shares of the Company’s Class D common stock.

    The Vilardo Amendment makes certain administrative amendments to Ms. Vilardo’s employment agreement as dictated by Internal Revenue Code Section 409A and its implementing regulations (the “409A Rules”).  Pursuant to the Vilardo Amendment, the Company and Ms. Vilardo agreed that any payments which may become due to Ms. Vilardo in connection with any termination of employment and which may be subject to the 409A Rules will be delayed for a six-month period as necessary to enable such payments to be made without incurring excise taxes and/or penalties under the 409A Rules.

Disposition of WMCU-AM: On April 11, 2008, the Company closed on the sale of the assets of radio station WMCU-AM (formerly WTPS-AM), located in the Miami metropolitan area, to Salem for approximately $12.3 million in cash. Salem began operating the station under an LMA effective October 18, 2007.

Acquisition of Community Connect Inc.: On April 10, 2008, the Company announced and completed a merger to acquire Community Connect Inc. (“CCI”) for $38.0 million in cash. CCI is an on-line social networking company operating branded websites including BlackPlanet, MiGente, and AsianAvenue.  The Company borrowed $34.0 million under its credit facility to complete this acquisition.

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

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of March 31, 2008 and 2007 and for the three month periods then ended. Also included is the consolidating balance sheet for the Company and the Subsidiary Guarantors as of March 31, 2008 and December 31, 2007. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$31,966	$40,532	$—	$72,498
OPERATING EXPENSES:
Programming and technical	8,349	10,716	—	19,065
Selling, general and administrative	13,224	11,466	—	24,690
Corporate selling, general and administrative	—	6,530	—	6,530
Depreciation and amortization	1,453	2,211	—	3,664
Total operating expenses	23,026	30,923	—	53,949
Operating income	8,940	9,609	—	18,549
INTEREST INCOME	—	201	—	201
INTEREST EXPENSE	—	17,259	—	17,259
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	2,285	—	2,285
OTHER EXPENSE, net	—	11	—	11
Income (Loss) before provision for income taxes, minority interest in income of subsidiaries and income (loss) from discontinued operations	8,940	(9,745)	—	(805)
PROVISION FOR INCOME TAXES	6,008	2,890	—	8,898
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	823	—	823
Net income (loss) before equity in income of subsidiaries and income (loss) from discontinued operations	2,932	(13,458)	—	(10,526)
EQUITY IN INCOME OF SUBSIDIARIES	—	3,075	(3,075)	—
Net income (loss) from continuing operations	2,932	(10,383)	(3,075)	(10,526)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	143	(7,924)	—	(7,781)
Net income (loss)	$3,075	$(18,307)	$(3,075)	$(18,307)

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted - See Note 1) (In thousands)

NET REVENUE	$34,052	$39,988	$—	$74,040
OPERATING EXPENSES:
Programming and technical	7,439	10,766	—	18,205
Selling, general and administrative	12,241	10,014	—	22,255
Corporate selling, general and administrative	—	7,843	—	7,843
Depreciation and amortization	1,508	2,208	—	3,716
Total operating expenses	21,188	30,831	—	52,019
Operating income	12,864	9,157	—	22,021
INTEREST INCOME	—	267	—	267
INTEREST EXPENSE	—	18,070	—	18,070
EQUITY IN NET LOSS OF AFFILIATED COMPANY	—	492	—	492
OTHER EXPENSE, net	—	8	—	8
Income (loss) before provision for income taxes, minority interest in income of subsidiaries and income (loss) from discontinued operations	12,864	(9,146)	—	3,718
PROVISION FOR INCOME TAXES	849	603	—	1,452
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	906	—	906
Net income (loss) before equity in income of subsidiaries and income (loss) from discontinued operations	12,015	(10,655)	—	1,360
EQUITY IN INCOME OF SUBSIDIARIES	—	13,070	(13,070)	—
Net income from continuing operations	12,015	2,415	(13,070)	1,360
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	1,055	(1,671)	—	(616)
Net income	$13,070	$744	$(13,070)	$744

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2008

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$70	$7,660	$—	$7,730
Trade accounts receivable, net of allowance for doubtful accounts	24,168	22,854	—	47,022
Prepaid expenses and other current assets	2,770	2,439	—	5,209
Deferred income tax asset	2,282	12,637	—	14,919
Current assets from discontinued operations	102	2,195	—	2,297
Total current assets	29,392	47,785	—	77,177
PROPERTY AND EQUIPMENT, net	25,138	20,771	—	45,909
INTANGIBLE ASSETS, net	926,594	382,136	—	1,308,730
INVESTMENT IN SUBSIDIARIES	—	932,099	(932,099)	—
INVESTMENT IN AFFILIATED COMPANY	—	51,494	—	51,494
OTHER ASSETS	—	9,228		9,228
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	63	146,788	—	146,851
Total assets	$981,187	$1,590,301	$(932,099)	$1,639,389

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$444	$2,677	$—	$3,121
Accrued interest	—	9,018	—	9,018
Accrued compensation and related benefits	3,367	11,799	—	15,166
Income taxes payable	(1)	5,180	—	5,179
Other current liabilities	26,149	(14,456)	—	11,693
Current portion of long-term debt	—	33,014	—	33,014
Current liabilities from discontinued operations	(17,758)	20,320	—	2,562
Total current liabilities	12,201	67,552	—	79,753
LONG-TERM DEBT, net of current portion	—	780,500	—	780,500
OTHER LONG-TERM LIABILITIES	—	6,869	—	6,869
DEFERRED INCOME TAX LIABILITY	36,887	121,822	—	158,709
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	—	374	—	374
Total liabilities	49,088	977,117	—	1,026,205
MINORITY INTEREST IN SUBSIDIARIES	—	1,255	—	1,255
STOCKHOLDERS’ EQUITY:
Common stock	—	99	—	99
Accumulated other comprehensive loss	—	(2,504)	—	(2,504)
Stock subscriptions receivable	—	(1,722)	—	(1,722)
Additional paid-in capital	266,802	1,044,562	(266,802)	1,044,562
Retained earnings (accumulated deficit)	665,297	(428,506)	(665,297)	(428,506)
Total stockholders’ equity	932,099	611,929	(932,099)	611,929
Total liabilities and stockholders’ equity	$981,187	$1,590,301	$(932,099)	$1,639,389

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2007

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted – See Note 1)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$822	$23,425	$—	$24,247
Trade accounts receivable, net of allowance for doubtful accounts	25,297	25,128	—	50,425
Prepaid expenses and other current assets	2,340	3,778	—	6,118
Deferred income tax asset	2,282	12,865	—	15,147
Current assets from discontinued operations	622	2,627	—	3,249
Total current assets	31,363	67,823	—	99,186
PROPERTY AND EQUIPMENT, net	25,203	19,537	—	44,740
INTANGIBLE ASSETS, net	926,711	383,610	—	1,310,321
INVESTMENT IN SUBSIDIARIES	—	937,270	(937,270)	—
INVESTMENT IN AFFILIATED COMPANY	—	52,782	—	52,782
OTHER ASSETS	631	7,942	—	8,573
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	65	152,058	—	152,123
Total assets	$983,973	$1,621,022	$(937,270)	$1,667,725

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,026	$3,932	$—	$4,958
Accrued interest	—	19,004	—	19,004
Accrued compensation and related benefits	3,007	13,312	—	16,319
Income taxes payable	(1)	4,464	—	4,463
Other current liabilities	3,447	8,677	—	12,124
Current portion of long-term debt	—	26,004	—	26,004
Current liabilities from discontinued operations	343	2,361	—	2,704
Total current liabilities	7,822	77,754	—	85,576
LONG-TERM DEBT, net of current portion	—	789,500	—	789,500
OTHER LONG-TERM LIABILITIES	1,994	3,233	—	5,227
DEFERRED INCOME TAX LIABILITY	36,887	113,063	—	149,950
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	—	483	—	483
Total liabilities	46,703	984,033	—	1,030,736
MINORITY INTEREST IN SUBSIDIARIES	—	3,889	—	3,889
STOCKHOLDERS’ EQUITY:
Common stock	—	99	—	99
Accumulated other comprehensive income	—	644	—	644
Stock subscriptions receivable	—	(1,717)	—	(1,717)
Additional paid-in capital	277,174	1,044,273	(277,174)	1,044,273
Retained earnings (accumulated deficit)	660,096	(410,199)	(660,096)	(410,199)
Total stockholders’ equity	937,270	633,100	(937,270)	633,100
Total liabilities and stockholders’ equity	$983,973	$1,621,022	$(937,270)	$1,667,725

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS (USED IN) FROM OPERATING ACTIVITIES:
Net income (loss)	$3,075	$(18,307)	$(3,075)	$(18,307)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,453	2,211	—	3,664
Amortization of debt financing costs	—	689	—	689
Deferred income taxes	—	8,997	—	8,997
Equity in net loss of affiliated company	—	2,285	—	2,285
Minority interest in income of subsidiaries	—	823	—	823
Stock-based compensation and other compensation	148	220	—	368
Amortization of contract inducement and termination fee	(224)	(291)	—	(515)
Change in interest due on stock subscriptions receivable	—	(5)	—	(5)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	533	2,870	—	3,403
Prepaid expenses and other current assets	431	703	—	1,134
Other assets	—	(976)	—	(976)
Due to corporate/from subsidiaries	(3,386)	3,386	—	—
Accounts payable	(715)	(913)	—	(1,628)
Accrued interest	—	(9,986)	—	(9,986)
Accrued compensation and related benefits	512	(1,745)	—	(1,233)
Income taxes payable	—	716	—	716
Other liabilities	2,139	(2,942)	—	(803)
Net cash from (used in) from operating activities of discontinued operations	(4,721)	10,489	—	5,768
Net cash flows used in operating activities	(755)	(1,776)	(3,075)	(5,606)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3,270)	—	(3,270)
Equity investments	—	(997)	—	(997)
Investment in subsidiaries	—	(3,075)	3,075	—
Purchase of other intangible assets	—	(221)	—	(221)
Deposits for station equipment and purchases and other assets	—	(517)	—	(517)
Net cash from investing activities of discontinued operations	3	(3)	—	—
Net cash flows from (used in) investing activities	3	(8,083)	3,075	(5,005)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of other debt	—	(490)	—	(490)
Proceeds from credit facility	—	10,000	—	10,000
Repayment of credit facility	—	(11,500)	—	(11,500)
Payment of dividend to minority interest shareholders	—	(3,916)	—	(3,916)
Net cash flows used in financing activities	—	(5,906)	—	(5,906)
DECREASE IN CASH AND CASH EQUIVALENTS	(752)	(15,765)	—	(16,517)
CASH AND CASH EQUIVALENTS, beginning of period	822	23,425	—	24,247
CASH AND CASH EQUIVALENTS, end of period	$70	$7,660	$—	$7,730

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2007

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,070	$744	$(13,070)	$744
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	1,508	2,208	—	3,716
Amortization of debt financing costs	—	536	—	536
Amortization of production content	—	159	—	159
Deferred income taxes	—	(216)	—	(216)
Equity in net losses of affiliated company	—	492	—	492
Minority interest in income of subsidiaries	—	906	—	906
Stock-based compensation and other compensation	339	733	—	1,072
Amortization of contract inducement and termination fee	(538)	42	—	(496)
Change in interest due on stock subscriptions receivable	—	(20)	—	(20)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	4,256	6,725	—	10,981
Prepaid expenses and other current assets	(558)	358	—	(200)
Income tax receivable	—	1,296	—	1,296
Other assets	5	(327)	—	(322)
Due to corporate/from subsidiaries	(18,660)	18,660	—	—
Accounts payable	(1,616)	(1,401)	—	(3,017)
Accrued interest	—	(10,277)	—	(10,277)
Accrued compensation and related benefits	207	(284)	—	(77)
Income taxes payable	—	(1,050)	—	(1,050)
Other liabilities	(705)	3,681	—	2,976
Net cash from (used in) operating activities from discontinued operations	673	(1,388)	—	(715)
Net cash flows (used in) from operating activities	(2,019)	21,577	(13,070)	6,488
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	1,491	(3,058)	—	(1,567)
Equity investments	—	(1,000)	—	(1,000)
Investment in subsidiaries	—	(13,070)	13,070	—
Purchase of other intangible assets	210	(231)	—	(21)
Deposits for station equipment and purchases and other assets	—	(2,121)	—	(2,121)
Net cash from investing activities from discontinued operations	8	255	—	263
Net cash flows from (used in) investing activities	1,709	(19,225)	13,070	(4,446)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of other debt	—	(3)	—	(3)
Payment of dividend to minority interest shareholders	—	(2,940)	—	(2,940)
Net cash flows used in financing activities	—	(2,943)	—	(2,943)
DECREASE IN CASH AND CASH EQUIVALENTS	(310)	(591)	—	(901)
CASH AND CASH EQUIVALENTS, beginning of period	884	31,522	—	32,406
CASH AND CASH EQUIVALENTS, end of period	$574	$30,931	$—	$31,505

The accompanying notes are an integral part of this consolidating financial statement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

During the three months ended March 31, 2008, approximately 59% of our net revenue was generated from local advertising and approximately 36% was generated from national advertising, including network advertising. In comparison, during the three months ended March 31, 2007, approximately 58% of our net revenue was generated from local advertising and approximately 38% was generated from national advertising, including network advertising. National advertising also includes advertising revenue generated from Giant Magazine. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees, magazine subscriptions, newsstand revenue and other revenue.

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

We generally incur marketing and promotional expenses to increase our audiences. However, because Arbitron reports ratings quarterly, except in our Philadelphia and Houston markets which have monthly reports ratings, any changed ratings and the effect on advertising revenue tends to lag behind the incurrence of advertising and promotional expenditures.

Measurement of Performance

We monitor and evaluate the growth and operational performance of our business using net income and the following key metrics:

(a) Net revenue:  The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net revenue. Net revenue consists of gross revenue, net of local and national agency and outside sales representative commissions consistent with industry practice. Net revenue is recognized in the period in which advertisements are broadcast or, in the case of Giant Magazine, the month in which a particular issue is available for sale. Net revenue also includes advertising aired in exchange for goods and services, which is recorded at fair value, revenue from sponsored events and other revenue.

(b) Station operating income:  Net (loss) income before depreciation and amortization, income taxes, interest income, interest expense, equity in loss of affiliated company, minority interest in income of subsidiaries, other expense, corporate expenses and stock-based compensation expenses, and loss from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our physical plant, income taxes provision, investments, debt financings, overhead and non-cash compensation. Station operating income is frequently used as a basis for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2008	2007
	(In thousands, except margin data)

Net revenue	$72,498	$74,040
Station operating income	28,948	34,102
Station operating income margin	39.9%	46.1%
Net (loss) income	$(18,307)	$744

The reconciliation of net (loss) income to station operating income is as follows:

	Three Months Ended March 31,
	2008	2007
	(In thousands)

Net (loss) income as reported	$(18,307)	$744
Add back non-station operating income items included in net income:
Interest income	(201)	(267)
Interest expense	17,259	18,070
Provision for income taxes	8,898	1,452
Corporate selling, general and administrative, excluding stock-based compensation	6,407	7,550
Stock-based compensation	328	815
Equity in loss of affiliated company	2,285	492
Other expense, net	11	8
Depreciation and amortization	3,664	3,716
Minority interest in income of subsidiaries	823	906
Loss from discontinued operations, net of tax	7,781	616
Station operating income	$28,948	$34,102

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007 (In thousands)

	Three Months Ended March 31,
	2008	2007	Increase/(Decrease)
	(Unaudited)
		(As Adjusted -
		See Note 1)
Statements of Operations:
Net revenue	$72,498	$74,040	$(1,542)	(2.1)%
Operating expenses:
Programming and technical, excluding stock-based compensation	19,032	18,070	962	5.3
Selling, general and administrative, excluding stock-based compensation	24,518	21,868	2,650	12.1
Corporate selling, general and administrative, excluding stock-based Compensation	6,407	7,550	(1,143)	(15.1)
Stock-based compensation	328	815	(487)	(59.8)
Depreciation and amortization	3,664	3,716	(52)	(1.4)
Total operating expenses	53,949	52,019	1,930	3.7
Operating income	18,549	22,021	(3,472)	(15.8)
Interest income	201	267	(66)	(24.7)
Interest expense	17,259	18,070	(811)	(4.5)
Equity in loss of affiliated company	2,285	492	1,793	364.4
Other expense, net	11	8	3	37.5
(Loss) Income before provision for income taxes, minority interest in income of subsidiaries and discontinued operations	(805)	3,718	(4,523)	(121.7)
Provision for income taxes	8,898	1,452	7,446	512.8
Minority interest in income of subsidiaries	823	906	(83)	(9.2)
Net (loss) income from continuing operations	(10,526)	1,360	(11,886)	(874.0)
Loss from discontinued operations, net of tax	(7,781)	(616)	(7,165)	(1,163.1)
Net (loss) income	$(18,307)	$744	$(19,051)	(2,560.6)%

Net revenue

Three Months Ended March 31,		Increase/(Decrease)
2008	2007
$72,498	$74,040	$(1,542)	(2.1)%

       During the three months ended March 31, 2008, we recognized approximately $72.5 million in net revenue compared to approximately $74.0 million during the same period in 2007. These amounts are net of agency and outside sales representative commissions, which were approximately $7.9 million during the three months ended 2008, compared to approximately $8.2 million during the same period in 2007. While the Company’s revenue performance outperformed that of the markets in which we participate, we experienced a decrease in net revenue primarily driven by the overall radio industry revenue decline, with national revenue remaining particularly weak. Specifically, we experienced considerable revenue declines in our Dallas and Houston markets, and more modest declines in our Atlanta and Detroit markets. Reach Media had a decline in revenue due to the previously announced cancellation of its syndicated TV show and to the discontinuation of certain sponsored events during the first quarter of 2008. The decline in Giant Magazine’s net revenue was due to a sizable one-time sponsorship in first quarter 2007. These declines were offset partially by increases in revenue associated with a certain special event, internet revenue, political revenue and increases in net revenue in our Philadelphia and Washington, DC markets.

Operating expenses

Programming and technical, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2008	2007
$19,032	$18,070	$962	5.3%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses also include expenses associated with our programming research activities and music royalties. Production activities associated with Giant Magazine and certain technical on-line activities are also included in programming and technical expenses. Increased programming and technical expenses were primarily due to additional programming personnel compensation, higher on-air talent expenses, mostly for our new syndicated programs, additional royalty expenses, new expenses associated with the operation of WPRS-FM (formerly WXGG-FM) which began in April 2007, and additional spending on our internet initiative. Excluding the spending on our internet initiative, programming and technical expenses increased 3.1% for the three months ended March 31, 2008, compared to the same period in 2007.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2008	2007
$24,518	$21,868	$2,650	12.1%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our stations are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses also include expenses related to the advertising traffic (scheduling and insertion) functions. Increased selling, general and administrative expenses were primarily due to a large special event held in March 2008, increased bad debt expenses, higher expenses associated with securing station ratings data from Arbitron under a new contract with increased rates, including higher rates for the portable people meter (“PPM”) methodology, increased spending for sales training, systems and tools, new expenses associated with the operation of WPRS-FM (formerly WXGG-FM) which began in April 2007, and additional spending associated with our internet initiative. These increases were offset partially from savings associated with less promotional spending, reduced travel and entertainment and savings from the suspension of our 401(k) match program. Excluding the spending on our internet initiative, selling, general and administrative expenses increased 8.5% for the three months ended March 31, 2008, compared to the same period in 2007. Excluding both the internet initiative spending and spending on a certain special event, selling, general and administrative expenses increased .4% for the three months ended March 31, 2008, compared to the same period in 2007.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2008	2007
$6,407	$7,550	$(1,143)	(15.1)%

Corporate selling, general and administrative expenses consist of expenses associated with maintaining our corporate headquarters and facilities, including personnel. Decreased corporate selling, general and administrative expenses were primarily due to the absence of spending for legal and professional fees incurred last year in association with the voluntary review of our historical stock option grant practices. Additional savings from corporate expenses resulted from the suspension of our 401(k) match program and less expense associated with officer retention bonuses. These savings were offset partially by additional compensation for new hires, severance expenses and increased travel and entertainment expenses. Excluding last year’s spending associated with the stock options review, corporate selling, general and administrative expenses decreased 1.6% for the three months ended March 31, 2008, compared to the same period in 2007.

  Stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2008	2007
$328	$815	$(487)	(59.8)%

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

   Depreciation and amortization

Three Months Ended March 31,		Increase/(Decrease)
2008	2007
$3,664	$3,716	$(52)	(1.4)%

The decrease in depreciation and amortization expense for the three months ended March 31, 2008 was due primarily to a decline in amortization expense associated with certain affiliate agreements acquired as part of our purchase of 51% of Reach Media. This decrease is offset partially by an increase in depreciation for capital expenditures made subsequent to March 31, 2007.

Interest income

Three Months Ended March 31,		Increase/(Decrease)
2008	2007
$201	$267	$(66)	(24.7)%

The decrease in interest income for the three months ended March 31, 2008 was due primarily to lower cash balances and a decline in interest rates.

Interest expense

Three Months Ended March 31,		Increase/(Decrease)
2008	2007
$17,259	$18,070	$(811)	(4.5)%

The decrease in interest expense for the three months ended March 31, 2008 was due primarily to a decline in interest expense associated with debt pay downs and overall lower borrowings, which is offset partially by new fees associated with the operation of WPRS-FM (formerly WXGG-FM) pursuant to a local management agreement (“LMA”), which began in April 2007. LMA fees are classified as interest expense.

 Equity in loss of affiliated company

Three Months Ended March 31,		Increase/(Decrease)
2008	2007
$2,285	$492	$1,793	364.4%

 Equity in loss of affiliated company primarily reflects our estimated equity in the net loss of TV One, LLC (“TV One”). The increased loss for the three months ended March 31, 2008 was due primarily to an increase in our share of TV One’s losses related to TV One’s current capital structure and the Company’s ownership levels in the equity securities of TV One that are currently absorbing its net losses.

 Provision for income taxes

Three Months Ended March 31,		Increase/(Decrease)
2008	2007
$8,898	$1,452	$7,446	512.8%

During the three months ended March 31, 2008, the provision for income taxes increased to approximately $8.9 million from approximately $1.5 million for the same period in 2007. In prior years, we recorded a deferred tax liability (“DTL”) related to the amortization of indefinite-lived assets that are deducted for tax purposes, but not deducted for book purposes. Also in prior years, the Company generated deferred tax assets (“DTAs”), mainly federal and state net operating loss (“NOLs”) carryforwards. In the fourth quarter of 2007, except for DTAs in its historically profitable filing jurisdictions, and DTAs associated with definite-lived assets, the Company recorded a full valuation allowance for all other DTAs, including NOLs, as it was determined that more likely than not, the DTAs would not be realized. As a result, approximately $8.5 million of the increase in the provision for income taxes is due primarily to recording a full valuation allowance against the additional NOLs generated from the tax deductible amortization of indefinite-lived assets for the three months ended March 31, 2008.

 Minority interest in income of subsidiaries

Three Months Ended March 31,		Increase/(Decrease)
2008	2007
$823	$906	$(83)	(9.2)%

 The decrease in minority interest in income of subsidiaries is due primarily to a decrease in Reach Media’s net income for the three months ended March 31, 2008, compared to the same period in 2007.

Loss from discontinued operations, net of tax

Three Months Ended March 31,		Increase/(Decrease)
2008	2007
$7,781	$616	$(7,165)	(1,163.1)%

 The loss from discontinued operations, net of tax resulted from entering into a definitive agreement to sell our Los Angeles station, KRBV-FM, in March 2008, for approximately $137.5 million, which resulted in an approximate $5.1 million impairment charge, and approximately $1.8 million in other one-time sale related expenses. Loss from discontinued operations, net of tax also includes a tax provision in the amount of $830,000 for the three months ended March 31, 2008, compared to a tax benefit of $495,000 for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our credit facilities and other debt or equity financing.

In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The term of the Credit Agreement is seven years and the amount available under the Credit Agreement consists of a $500.0 million revolving facility and an initial $300.0 million term loan. Borrowings are subject to compliance with certain provisions of the Credit Agreement, including financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, refinancing under certain conditions, investments and acquisitions permitted under the Credit Agreement, and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.60 to 1.00 through June 30, 2008, no less than 1.75 to 1.00 from July 1, 2008 to December 31, 2009, no less than 2.00 to 1.00 from January 1, 2010 through December 31, 2010, and no less than 2.25 to 1.00 from January 1, 2011 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.75 to 1.00 through March 31, 2008, no greater than 7.50 to 1.00 from April 1, 2008 through September 30, 2008, no greater than 7.25 to 1.00 from October 1, 2008 through June 30, 2010, no greater than 6.50 to 1.00 from July 1, 2010 through September 30, 2011, and no greater that 6.00 to 1.00 from October 1, 2011 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the Credit Agreement in June 2005, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Company was in compliance with all debt covenants as of March 31, 2008. At the date of the filing of this Form 10-Q and based on current projections, the Company believes that for the next twelve months it will be in compliance with all debt covenants.

The Credit Agreement requires the Company to calculate its excess cash flow and make a debt principal prepayment equal to 50% of such excess cash flow within 125 days of the Company’s fiscal year end. A debt principal prepayment is triggered if the Company’s leverage ratio as of the last day of a fiscal year is greater than 6.25 to 1.00.  As of December 31, 2007, the Company’s leverage ratio was greater than 6.25 to 1.00.  Based on this fiscal year end 2007 excess cash flow calculation, the Company made a debt principal prepayment of approximately $6.0 million on May 5, 2008.

As of March 31, 2008, we had approximately $378.5 million of committed but unused borrowings. Taking into consideration the covenants under the Credit Agreement, approximately $6.3 million of that amount was available to be drawn down. Both the term loan facility and the revolving facility under the Credit Agreement bear interest, at our option, at a rate equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus a spread that ranges from 0.63% to 2.25%, or (ii) the prime rate plus a spread of up to 1.25%. The amount of the spread varies depending on our leverage ratio. We also pay a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the unused commitment of the revolving facility.

Under the Credit Agreement, we are required from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of March 31, 2008, we had three swap agreements in place for a total notional amount of $75.0 million, and the periods remaining on these three swap agreements range in duration from threeto 51 months.

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

The following table summarizes the interest rates in effect with respect to our debt as of March 31, 2008:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt (swap matures June 16, 2012)(1)	$25.0	6.72%
Senior bank term debt (swap matures June 16, 2010)(1)	$25.0	6.52%
Senior bank term debt (swap matures June 16, 2008)(1)	$25.0	6.38%
Senior bank term debt (subject to variable interest rates)(2)	$117.5	5.00%
Senior bank revolving debt (subject to variable interest rates)(2)	$120.5	5.00%
8 7/8% senior subordinated notes (fixed rate)	$300.0	8.88%
6 3/8% senior subordinated notes (fixed rate)	$200.0	6.38%
Seller financed acquisition loan	$0.5	5.10%

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

The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2008 and 2007:

	2008	2007
	(In thousands)

Net cash flows (used in) from operating activities	$(5,606)	$6,488
Net cash flows used in investing activities	(5,005)	(4,446)
Net cash flows used in financing activities	(5,906)	(2,943)

Net cash flows used in operating activities were approximately $5.6 million for the three months ended March 31, 2008 compared to the net cash flows from operating activities of approximately $6.5 million for the three months ended March 31, 2007. Cash flows from operating activities for the three months ended March 31, 2008 decreased from the prior year due primarily to a decrease in net income of approximately $19.1 million and a decrease in overall working capital.

Net cash flows used in investing activities were approximately $5.0 million and $4.4 million for the three months ended March 31, 2008 and 2007, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $3.2 million and $1.3 million for the three months ended March 31, 2008 and 2007, respectively. We contributed approximately $1.0 million in services which increased our equity investment in TV One for each of the three month periods ended March 31, 2008 and 2007.

Net cash flows used in financing activities were approximately $5.9 million and $2.9 million for the three months ended March 31, 2008 and 2007, respectively. During the three months ended March 31, 2008, we borrowed approximately $10.0 million from our credit facility and made a repayment on our revolving credit facility of approximately $11.5 million. We paid approximately $3.9 million and $2.9 million in dividends to Reach Media’s minority interest shareholders for the three months ended March 31, 2008 and 2007, respectively.

From time to time we consider opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic acquisitions, investments and divestitures. In April 2008, we acquired Community Connect Inc., an on-line social networking company, for $38.0 million in cash, and we borrowed $34.0 million from our credit facilty to close this transaction. In July 2007, we acquired the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area, for approximately $2.6 million inseller financing. Up until closing in July 2007, we had been operating WDBZ-AM pursuant to an LMA since August 2001. In April 2007, we paid a deposit of $3.0 million and entered into an agreement to acquire the assets of WPRS-FM (formerly WXGG-FM), a radio station located in the Washington, DC metropolitan area, for approximately $38.0 million in cash, and an  LMA with Bonneville International Corporation to operate the radio station pending the completion of the acquisition. Subject to the necessary regulatory approvals, we expect to complete the acquisition in the second quarter of 2008. Other than our agreement to purchase WPRS-FM (formerly WXGG-FM) from Bonneville, our agreement with an affiliate of Comcast Corporation, DIRECTV and other investors to fund TV One (the balance of our commitment was approximately $13.7 million at March 31, 2008) we have no other definitive agreements to acquire radio stations or to make strategic investments. However, subject to successful fund raising efforts, we may have a commitment to invest up to $2.0 million in QCP Capital Partners, L.P. (“QCP”), a private equity fund. In October 2007, the Company committed (subject to the completion and execution of requisite legal documentation) to invest in QCP, with a target amount of $200.0 million, which is in the early stages of being raised. If QCP is successful in its fundraising process, the Company has committed to invest 1% of the Fund total, with a maximum investment of $2.0 million, which the Company would expect to contribute to the fund over a multi-year period, as is typical with funds of this type. Additionally, the Company will become a member of the general partner of QCP, and become a member of QCP Capital Partners, LLC, the management company for QCP. The Company also agreed to provide a working capital line of credit to QCP Capital Partners, LLC, in the amount of $775,000. As of March 31, 2008, the Company had provided $438,000 under the line of credit. The line of credit is unsecured and bears interest at 7%. The final repayment of all principal and interest is due from QCP Capital Partners, LLC to the Company no later than December 31, 2009.

We anticipate that any future acquisitions or strategic investments will be financed through funds generated from operations, cash on hand, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources,if available,will be available on favorable terms.

  As of March 31, 2008, we had two standby letters of credit totaling $487,000 in connection with our deductible requirements for insurance policy renewals and a third standby letter of credit totaling $500,000 in connection with a special event. To date, there has been no activity on these standby letters of credit.

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

Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s Investor Services (“Moody’s) and Standard & Poor’s (“S&P”) evaluate our debt. On December 20, 2007, Moody’s downgraded our corporate family rating to B1 from Ba3 and our $800 million secured credit facility ($500 million revolver, $300 million term loan) to Ba2 from Ba1.  In addition, Moody’s downgraded our 8 7/8% senior subordinated notes and 6 3/8% senior subordinated notes to B3 from B1. While noting that our rating outlook was stable, the ratings downgrade reflected the Company’s operating performance, weaker than previously expected credit metrics and limited capacity under financial covenants.   On February, 26, 2008, S&P placed its rating on the Company on credit watch with negative implications.  The credit watch was based on the Company’s narrow margin of covenant compliance as of December 31, 2007 and uncertainty surrounding compliance following impending step-downs in certain covenant ratios.  On March 13, 2008, Moody's placed all of the Company’s debt ratings of under review for possible further downgrade.  The review was prompted by the Company’s operating performance in the fourth quarter of 2007 due to the overall radio market decline combined with the Company’s underperformance relative to its markets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 of the Consolidated Financial Statements in our Annual Report on Form 10-K. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2007, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes in such policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2007.

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

 Goodwill and Radio Broadcasting Licenses

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to radio broadcasting licenses and goodwill. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of March 31, 2008, we had approximately $1.3 billion in radio broadcasting licenses and goodwill, which represents approximately 76% of our total assets. In accordance with SFAS No. 142, “Goodwill and Other IntangibleAssets,” for such assets owned as of October 1st, we test annually for impairment during each fourth quarter or when circumstances suggest that an impairment exists. Asset impairment exists when the carrying value of these assets exceeds their respective fair value. When the carrying value exceeds fair value, an impairment amount is charged to operations for the excess. In total, as part of discontinued operations for our Los Angeles market, we recorded approximately $5.1 million in impairment charges for the three months ended March 31, 2008 and no impairment charges were recorded for the three months ended March 31, 2007. We believe estimating the value of radio broadcasting licenses and goodwill is a critical accounting estimate because:

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

•	our recent asset dispositions and corresponding multiples and sale prices have, and could continue to result in impairment of these assets.

Changes in our estimated fair values as a result of either future asset dispositions or our annual impairment testing could result in future write-downs to the carrying values of these assets. See also Note 1 of our Consolidated Financial Statements — Organization and Summary of Significant Accounting Policies and Note 4 of our Consolidated Financial Statements — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

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

Allowance for Doubtful Accounts

We must make estimates of the uncollectability of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the past four years, including the year ended December 31, 2007, our historical results have usually averaged approximately 6.0% of our outstanding trade receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required.

Revenue Recognition

We recognize revenue for broadcast advertising when the commercial is broadcast and we report revenue net of agency and outside sales representative commissions in accordance with SAB No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” When applicable, agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, advertisers remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to us. We recognize revenue for Giant Magazine in the month in which a particular issue is available for sale.

 Equity Accounting

We account for our investment in TV One under the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock”, and other related interpretations. We have recorded our investment at cost and have adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. We will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. We have determined that although TV One is a variable interest entity (as defined by FIN No. 46(R), “Consolidation of Variable Interest Entities,”) the Company is not the primary beneficiary of TV One. See Note 5 of our Consolidated Financial Statements — Investment in Affiliated Company for further discussion.

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

 Estimate of Effective Tax Rates

In past years, we estimated the provision for income taxes, income tax liabilities, deferred tax assets and liabilities, and any valuation allowances in accordance with FAS No. 109, “Accounting for Income Taxes” and FIN No. 18, “Accounting for Income Taxes in Interim Periods”. We estimate effective tax rates based on local tax laws and statutory rates, apportionment factors, taxable income for our filing jurisdictions and disallowable items, among other factors. Audits by the Internal Revenue Service or state and local tax authorities could yield different interpretations from our own, and differences between taxes recorded and taxes owed per our filed returns could cause us to record additional taxes.

For the three months ended March 31, 2008, the Company has determined that minor fluctuations in its projected income would create significant changes to the estimated annual effective tax rate. Pursuant to FIN No. 18, the Company has provided for tax expense using an actual calculation for certain filing jurisdictions for the three months ended March 31, 2008.

To address the exposures of unrecognized tax positions, in January 2007, we adopted (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — Interpretation of SFAS No. 109, which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of March 31, 2008, we had approximately $4.5 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

Realizibility of Deferred Tax Balances

During the fourth quarter 2007, except for deferred tax assets (“DTAs”) in its historically profitable jurisdictions, and DTAs that may be benefited by future reversing deferred tax liabilities (“DTLs”), the Company recorded a full valuation allowance for all other DTAs, mainly net loss carryforwards (“NOLs”), as it was determined that more likely than not, the DTAs would not be realized.  The Company reached this determination based on its then cumulative loss position and the uncertainty of future taxable income. Consistent with that prior realizibility assessment, the Company has recorded a full valuation allowance in the amount of approximately $8.5 million for additional DTAs generated from continuing operations for the three months ended March 31, 2008. For remaining DTAs that were not fully reserved, we believe that these assets will be realized within the carryforward period; however, if we do not generate the projected levels of future taxable income, an additional valuation allowance may need to be recorded.

RECENT ACCOUNTING PRONOUNCMENTS

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format.  It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related.  Finally, it requires cross referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  This statement is effective for interim periods beginning after December 15, 2008, although early application is encouraged.  The Company has not completed its assessment of the impact this new pronouncement will have on the consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.”  SFAS No. 141R replaces SFAS No. 141, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value.  SFAS No. 141R also requires transactions costs related to the business combination to be expensed as incurred.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date for the Company will be January 1, 2009.  We have not determined the impact of SFAS No. 141R related to future acquisitions, if any, on our consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51.”  This Statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years beginning after December 15, 2008.    The effective date for this Company will be January 1, 2009.  We have not determined the impact this new pronouncement would have on the consolidated financial statements.

In February 2007, the FASB issued SFASNo. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”,, which permits companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We may adopt SFAS No. 159 no later than first quarter 2008. The Company is currently evaluating SFAS No. 159 and its effect, if any, on the Company’s financial position, results of operations and cash flows.

CAPITAL AND COMMERCIAL COMMITMENTS

 Long-term debt

The total amount available under our existing Credit Agreement with a syndicate of banks is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. As of March 31, 2008, we had approximately $313.0 million in debt outstanding under the Credit Agreement. We also have outstanding $200.0 million 6 3/8% senior subordinated notes due 2013 and $300.0 million 8 7/8% senior subordinated notes due 2011. See “Liquidity and Capital Resources.”

 Lease obligations

We have non-cancelable operating leases for office space, studio space, equipment, broadcast towers and transmitter facilities that expire over the next 22 years.

 Operating Contracts and Agreements

We have other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements that expire over the next seven years.

Contractual Obligations Schedule

The following table represents our contractual obligations as of March 31, 2008:

	Payments Due by Period
Contractual Obligations	2008	2009	2010	2011	2012	2013 and Beyond	Total
	(In thousands)

8 7/8% Senior subordinated notes(1)	$26,625	$26,625	$26,625	$313,313	$—	$—	$393,188
6 3/8% Senior subordinated notes(1)	12,750	12,750	12,750	12,750	12,750	206,375	270,125
Credit facilities(2)	38,402	60,871	63,400	60,834	153,987	—	377,494
Other operating contracts/ agreements(3)(4)(5)	41,223	37,237	19,949	21,033	21,980	22,483	163,905
Operating lease obligations	5,630	6,757	5,893	5,171	3,530	11,299	38,280
Total	$124,630	$144,240	$128,617	$413,101	$192,247	$240,157	$1,242,992

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of March 31, 2008.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of March 31, 2008.

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

Reflected in the obligations above, as of March 31, 2008, we had three swap agreements in place for a total notional amount of $75.0 million. The periods remaining on the swap agreements range in duration from 3 to 51 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance.

RELATED PARTY TRANSACTIONS

In 2000, an officer of the Company, the former Chief Financial Officer (“CFO”), purchased shares of the Company’s common stock.  The former CFO purchased 333,334 shares of the Company’s Class A common stock and 666,666 shares of the Company’s Class D common stock. The stock was purchased with the proceeds of full recourse loans from the Company in the amount of approximately $7.0 million. In September 2005, the former CFO repaid a portion of his loan. The partial repayment of approximately $7.5 million was effected using 300,000 shares of the Company’s Class A common stock and 230,000 shares of the Company’s Class D common stock owned by the former CFO. All shares transferred to the Company in satisfaction of this loan have been retired. As of March 31, 2008, the remaining principal and interest balance on the former CFO’s loan was approximately $1.7 million, which includes accrued interest in the amount of $190,000. The former CFO was employed with the Company through December 31, 2007, and pursuant to an agreement with the Company, the loan becomes due in full in July 2008. Pursuant to his employment agreement, the former CFO will receive a retention bonus, in the amount of approximately $3.1 million in cash in July 2008 for having remained employed with the Company through December 31, 2007. The retention bonus is a pro rata portion of a $7.0 million retention bonus called for in his employment agreement, had he remained employed with the Company for ten years, and is based on the number of days of employment between October 18, 2005 and December 31, 2007.

As of December 31, 2007, the Company had an additional loan outstanding to the former CFO in the amount of $88,000. The loan was due on demand and accrued interest at 5.6%, totaling an amount of $53,000 as of December 31, 2007. In January 2008, the former CFO repaid the full remaining balance of the loan in cash in the amount of $140,000.

In July 2007, the Company closed on an agreement to acquire the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area from Blue Chip Communications, Inc. (“Blue Chip”) for approximately $2.6 million in seller financing, of which $514,000 remained outstanding as of March 31, 2008. The financing is a 5.1% interest bearing loan payable monthly through July 2008. Blue Chip is owned by L. Ross Love, a former member of the Company’s board of directors. The transaction was approved by a special committee of independent directors appointed by the board of directors. Additionally, the Company retained an independent valuation firm to provide a fair value appraisal of the station. Prior to the closing, and since August of 2001, the Company consolidated WDBZ-AM within its existing Cincinnati operations, and operated WDBZ-AM under an LMA for no annual fee, the results of which were incorporated in the Company’s financial statements.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Radio One, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2007. Our exposure related to market risk has not changed materially since December 31, 2007.

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

Changes in internal control over financial reporting

During the three months ended March 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There have been no material changes to our legal proceedings as set forth in our most recently filed Form 10-K.

Item 1A.  Risk Factors

There have been no material changes to our risk factors as set forth in our most recently filed Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

On February 19, 2008, Peter D. Thompson assumed the role of Chief Financial Officer. In connection with his new position, the Company entered into an employment agreement dated March 31, 2008 (the “Agreement”) with Mr. Thompson. Under the terms of the Agreement, Mr. Thompson received or will receive the following:

•	an annual base salary of $375,000, and annual increases of not less than 3%;

•	an annual discretionary bonus potential up to $75,000, as to be determined by the Company’s Chief Executive Officer;

•	a signing bonus of $20,000;

•	a restricted stock grant of 75,000 shares of Class D common stock (the “Restricted Shares”), vesting in three equal annual increments or upon a change in control; and

•
options to purchase 75,000 shares of the Company’s Class D common stock (the “Option Shares”), at an exercise price equal to the closing price of the stock on the grant date vesting in three equal annual increments or upon a change in control.

The Company currently anticipates that both the Restricted Shares and Option Shares will be granted on June 5, 2008.

The Agreement provides for potential severance payments as follows:

•	a pro rata portion of any bonus earned, if employment is terminated due to death or disability; and

•	in the event of termination without cause, severance in the amount of $93,750.

Item 6.  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/  PETER D. THOMPSON
Peter D. Thompson
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

May 12, 2008