Form 10-Q
period 2008-06-30
RADIO ONE INC
filed 2008-08-11
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

Commission File No. 0-25969
________________

RADIO ONE, INC.
(Exact name of registrant as specified in its charter)
________________

Delaware	52-1166660
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5900 Princess Garden Parkway,
7th Floor
Lanham, Maryland 20706
(Address of principal executive offices)

(301) 306-1111
Registrant’s telephone number, including area code
________________

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
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2008
Class A Common Stock, $.001 Par Value	3,078,434
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	3,121,048
Class D Common Stock, $.001 Par Value	88,026,704

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)
		(As Adjusted – See Note 1)		(As Adjusted – See Note 1)
	(In thousands, except share data)

NET REVENUE	$83,432	$82,620	$155,930	$156,660
OPERATING EXPENSES:
Programming and technical	20,853	17,969	39,918	36,174
Selling, general and administrative	27,773	25,852	52,463	48,107
Corporate selling, general and administrative	17,807	8,376	24,337	16,219
Depreciation and amortization	5,171	3,667	8,835	7,383
Impairment of long-lived assets	—	5,506	—	5,506
Total operating expenses	71,604	61,370	125,553	113,389
Operating income	11,828	21,250	30,377	43,271
INTEREST INCOME	130	294	331	561
INTEREST EXPENSE	15,160	18,577	32,419	36,647
EQUITY IN (INCOME) LOSS OF AFFILIATED COMPANY	(29)	3,088	2,799	7,306
OTHER INCOME (EXPENSE), net	982	—	971	(8)
Loss before provision (benefit) for income taxes, minority interest in income of subsidiaries and discontinued operations	(2,191)	(121)	(3,539)	(129)
PROVISION (BENEFIT) FOR INCOME TAXES	9,761	(801)	18,659	651
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	1,058	919	1,881	1,825
Net loss from continuing operations	(13,010)	(239)	(24,079)	(2,605)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	1,334	(4,832)	(6,447)	(5,448)
NET LOSS	$(11,676)	$(5,071)	$(30,526)	$(8,053)
BASIC AND DILUTED NET LOSS FROM CONTINUING OPERATIONS PER COMMON SHARE	$(0.13)	$—	$(0.24)	$(0.03)*
BASIC AND DILUTED NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER COMMON SHARE	$0.01	$(0.05)	$(0.07)	$(0.06)*
BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.12)	$(0.05)	$(0.31)	$(0.08)*
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	98,403,298	98,710,633	98,560,790	98,710,633
Diluted	98,403,298	98,710,633	98,560,790	98,710,633

*  Earnings per share amounts may not add due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
	June 30, 2008	December 31, 2007
	(Unaudited)	(As Adjusted-
		See Note 1)
	(In thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,681	$24,247
Trade accounts receivable, net of allowance for doubtful accounts of $1,988 and $2,021, respectively	59,383	50,425
Prepaid expenses and other current assets	5,185	6,118
Deferred income tax asset	14,919	15,147
Current assets from discontinued operations	688	3,249
Total current assets	90,856	99,186
PROPERTY AND EQUIPMENT, net	50,869	44,740
GOODWILL	164,727	146,156
RADIO BROADCASTING LICENSES, net	1,152,684	1,118,747
OTHER INTANGIBLE ASSETS, net	55,734	45,418
INVESTMENT IN AFFILIATED COMPANY	47,319	48,399
OTHER ASSETS	8,167	8,573
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	72	152,123
Total assets	$1,570,428	$1,663,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,904	$4,958
Accrued interest	18,200	19,004
Accrued compensation and related benefits	21,115	16,319
Income taxes payable	1,430	4,463
Other current liabilities	11,807	12,124
Current portion of long-term debt	39,297	26,004
Current liabilities from discontinued operations	977	2,704
Total current liabilities	96,730	85,576
LONG-TERM DEBT, net of current portion	704,825	789,500
OTHER LONG-TERM LIABILITIES	4,424	5,227
DEFERRED INCOME TAX LIABILITY	167,290	149,950
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	—	483
Total liabilities	973,269	1,030,736
MINORITY INTEREST IN SUBSIDIARIES	2,313	3,889
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2008 and December 31, 2007	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 3,439,761 and 4,321,378 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	3	4
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 and 2,861,863 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 88,161,704 and 88,638,576 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively	88	89
Accumulated other comprehensive (loss) income	(822)	644
Stock subscriptions receivable	(1,737)	(1,717)
Additional paid-in capital	1,042,416	1,044,273
Accumulated deficit	(445,108)	(414,582)
Total stockholders’ equity	594,846	628,717
Total liabilities and stockholders’ equity	$1,570,428	$1,663,342

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)
	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)	Stock Subscriptions Receivable	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
										(As Adjusted – See Note 1)
	(In thousands, except share data)
BALANCE, as of December 31, 2007	$—	$4	$3	$3	$89		$644	$(1,717)	$1,044,273	$(414,582)	$628,717
Comprehensive loss:
Net loss	—	—	—	—	—	$(30,526)	—	—	—	(30,526)	(30,526)
Change in unrealized loss on derivative and hedging activities, net of taxes	—	—	—	—	—	(1,466)	(1,466)	—	—	—	(1,466)
Comprehensive loss						$(31,992)
Repurchase of 187,369 shares of Class A and 1,884,860 shares of Class D	—	(1)	—	—	(1)		—	—	(2,773)	—	(2,775)
Vesting of non-employee restricted stock	—	—	—	—	—		—	—	90	—	90
Stock-based compensation expense	—	—	—	—	—		—	—	826	—	826
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(20)	—	—	(20)
BALANCE, as of June 30, 2008	$—	$3	$3	$3	$88		$(822)	$(1,737)	$1,042,416	$(445,108)	$594,846

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30,
	2008	2007
		(As Adjusted - See Note 1)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(30,526)	$(8,053)
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	8,835	7,383
Amortization of debt financing costs	1,361	1,069
Amortization of production content	—	332
Deferred income taxes	17,592	(6,983)
Impairment of long-lived assets	—	5,506
Equity in loss of affiliated company	2,799	7,306
Minority interest in income of subsidiaries	1,881	1,825
Stock-based compensation and other non-cash compensation	849	1,949
Amortization of contract inducement and termination fee	(947)	(906)
Change in interest due on stock subscription receivable	(20)	(39)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(3,811)	(1,822)
Prepaid expenses and other current assets	1,525	(1,687)
Income tax receivable	—	1,296
Other assets	(4,301)	(1,595)
Accounts payable	(3,480)	(6,322)
Accrued interest	(804)	(31)
Accrued compensation and related benefits	4,863	(302)
Income taxes payable	(3,033)	538
Other liabilities	(2,453)	1,602
Net cash flows provided from operating activities from discontinued operations	814	13,816
Net cash flows (used in) provided from operating activities	(8,856)	14,882
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,036)	(3,879)
Equity investments	—	(10,714)
Acquisitions	(70,426)	—
Purchase of other intangible assets	(1,046)	(80)
Proceeds from sale of assets	150,224	—
Deposits and payments for station purchases and other assets	161	(3,668)
Net cash flows provided from (used in) investing activities	74,877	(18,341)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of other debt	(987)	—
Repayment of credit facility	(150,909)	(27)
Proceeds from credit facility	79,000	—
Repurchase of common stock	(2,775)	—
Payment of dividend to minority interest shareholders	(3,916)	(2,940)
Net cash flows used in financing activities	(79,587)	(2,967)
DECREASE IN CASH AND CASH EQUIVALENTS	(13,566)	(6,426)
CASH AND CASH EQUIVALENTS, beginning of period	24,247	32,406
CASH AND CASH EQUIVALENTS, end of period	$10,681	$25,980

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$33,223	$36,714
Income taxes	$5,408	$2,932

Supplemental Note: In July 2007, a seller financed loan of $2.6 million was incurred when the Company acquired the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area.  The balance as of June 30, 2008 is $17,000.

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Organization

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and subsidiaries (collectively, the “Company”) is one of the nation’s largest radio broadcasting companies and the largest broadcasting company that primarily targets African-American and urban listeners. While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, we have recently diversified our revenue streams and have made acquisitions and investments in other complementary media properties.  In April 2008, we completed our acquisition of Community Connect Inc. (“CCI”), an online social networking company that hosts the website BlackPlanet, the largest social networking site primarily targeted at African-Americans.   This acquisition is consistent with our operating strategy of becoming a multi-media entertainment and information content provider to African-American consumers.  Our other media acquisitions and investments include our approximate 36% ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 51% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; and our acquisition of certain assets of Giant Magazine, LLC (“Giant Magazine”), an urban-themed lifestyle and entertainment magazine. Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American audience.

At the same time that we have been diversifying our operations, we have recently completed the sale of approximately $287.9 million of radio assets.  While maintaining a core radio franchise, these dispositions have allowed the Company to more strategically allocate its resources consistent with our long-term multi-media operating strategy. We currently own 53 broadcast stations located in 16 urban markets in the United States.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s two reportable segments: (i) Radio Broadcasting and (ii) Internet/Publishing. (See Note 10 – Segment Information.)

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

Certain reclassifications associated with accounting for discontinued operations have been made to the accompanying prior period financial statements to conform to the current period presentation. Where applicable, these financial statements have been identified as “As Adjusted”. These reclassifications had no effect on previously reported net income or loss, or any other previously reported statements of operations, balance sheet or cash flow amounts. (See Note 3 —Discontinued Operations, for further discussion.)

During the second quarter of 2008, Radio One was advised that prior period financial statements of TV One, an affiliate accounted for under the equity method, had been restated to correct certain errors that affected the reported amount of members’ equity and liabilities.  These restatement adjustments had a corresponding effect on the Company’s share of the earnings of TV One reported in prior periods.  Under the guidance of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company has determined the errors are immaterial to our consolidated financial statements for all prior periods.  However, because the effects of correcting the cumulative prior period errors would be material to our second quarter 2008 consolidated financial statements, we have adjusted certain previously reported amounts in the accompanying 2007 interim consolidated financial statements. The impact on the financial statements is as follows (in thousands):

Selected Balance Sheet Data

	As Previously Reported, December 31, 2007	Adjustments	As Adjusted, December 31, 2007

Investment in Affiliated Company	$52,782	$(4,383)	$48,399
Total Assets	$1,667,725	$(4,383)	$1,663,342
Accumulated Deficit	$(410,199)	$(4,383)	$(414,582)
Total Stockholders’ Equity	$633,100	$(4,383)	$628,717

Selected Statement of Operations Data

	Three Months Ended June 30, 2007				Six Months Ended June 30, 2007

	As Previously Reported**	Adjustments		As Adjusted	As Previously Reported**	Adjustments	As Adjusted

Equity in Loss of Affiliated Company	$4,271	$(1,183)		$3,088	$4,763	$2,543	$7,306
Loss before benefit for income taxes, minority interest in income of subsidiaries and discontinued operations	$(1,304)	$1,183		$(121)	$2,414	$(2,543)	$(129)
Net loss from continuing operations	$(1,422)	$1,183		$(239)	$(62)	$(2,543)	$(2,605)
Net loss	$(6,254)	$1,183		$(5,071)	$(5,509)	$(2,543)	$(8,052)

Basic and Diluted Net Loss from Continuing Operations per Common Share	$(0.01)	$0.01	*	$0.00	$0.00	$(0.03)	$(0.03	)*
Basic and Diluted Net Loss from Discontinued Operations per Common Share	(0.05)	0.00	*	(0.05)	(0.06)	0.00	(0.06	)*
Basic and Diluted Net Loss per Common Share	$(0.06)	$0.01	*	$(0.05)	$(0.06)	$(0.03)	$(0.08	)*

*    Earnings per share amounts may not add due to rounding.
**  As adjusted to reflect the impact of discontinued operations for the Company’s Los Angeles station.

(c)  Financial Instruments

Financial instruments as of June 30, 2008 and December 31, 2007 consisted of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, accrued expenses, long-term debt and subscriptions receivable. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2008 and December 31, 2007, except for the Company’s outstanding senior subordinated notes. The 8 7/8% senior subordinated notes had a fair value of approximately $248.2 million and $282.0 million as of June 30, 2008 and December 31, 2007, respectively. The 6 3/8% senior subordinated notes had a fair value of approximately $148.0 million and $166.5 million as of June 30, 2008 and December 31, 2007, respectively. The fair value was determined based on the fair market value of similar instruments.

(d)  Revenue Recognition

The Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with SAB No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $9.4 million and $9.9 million during the three months ended June 30, 2008 and 2007, respectively. Agency and outside sales representative commissions were approximately $17.3 million and $18.1 million during the six months ended June 30, 2008 and 2007, respectively.

CCI, which the Company acquired in April 2008, currently generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services, including advertising aimed at diversity recruiting. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable. CCI has a diversity recruiting agreement with Monster, Inc. (“Monster”).  Under the agreement Monster posts job listings and advertising on CCI’s websites and CCI earns revenue for displaying the images on its websites.

Publishing revenue generated by Giant Magazine, mainly advertising, subscription and newsstand sales, is recognized when the issue is available for sale.

(e)  Barter Transactions

 The Company provides broadcast advertising time in exchange for programming content and certain services. In accordance with guidance provided by the Emerging Issues Task Force (“EITF”) No. 99-17,“Accounting for Advertising Barter Transactions,” the terms of these exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended June 30, 2008 and 2007, barter transaction revenues were reflected in net revenue of $603,000 and $564,000, respectively. For the six months ended June 30, 2008 and 2007, barter transaction revenues were reflected in net revenue of approximately $1.2 million and $1.1 million, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $558,000 and $41,000 and $498,000 and $93,000, in the respective three month periods ended June 30, 2008 and 2007. For the six months ended June 30, 2008 and 2007, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of approximately $1.1 million and $82,000 and $999,000 and $134,000, respectively.

(f)  Comprehensive Loss

The Company’s comprehensive loss consists of net loss and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive income (loss) consists of gains on derivative instruments that qualify for cash flow hedge treatment.

The following table sets forth the components of comprehensive loss:

	Three Months EndedJune 30,		Six Months EndedJune 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Net loss	$(11,676)	$(5,071)	$(30,526)	$(8,053)
Other comprehensive income (loss) (net of tax benefit of $0 and $270, and tax provision of $0 of $71, respectively):
Derivative and hedging activities	1,682	408	(1,466)	166
Comprehensive loss	$(9,994)	$(4,663)	$(31,992)	$(7,887)

(g) Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,”  which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 is applied whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. We adopted SFAS No. 157 effective January 1, 2008. The FASB deferred the effective date of SFAS No. 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis until the beginning of our 2009 fiscal year.

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

Level 2: Observable inputs other than those included in Level 1. For example, quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of June 30, 2008, the fair values of our financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)

Liabilities:
Interest rate swaps (a)	$824	$—	$824	$—
Employment agreement award (b)	4,554	—	—	4,554

Total liabilities	$5,378	$—	$824	$4,554

(a) Based on London Interbank Offered Rate (“LIBOR”).
 (b) Pursuant to an employment agreement (“the Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) will be eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement or earlier if the CEO voluntarily leaves the Company or is terminated for cause. The Company engaged an independent third party to perform a fair valuation of the award.  (See Note 6 – Derivative Instruments.)

(h) Software Development Costs

The Company has adopted American Institute of Certified Public Accountants (“AICPA”) Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of three years.

(i) Impact of Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161,“Disclosures about Derivative Instruments and Hedging Activities." SFAS No. 161 requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format.  It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related.  Finally, it requires cross referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  This statement is effective for interim periods beginning after December 15, 2008, although early application is encouraged.  The Company has not completed its assessment of the impact this new pronouncement will have on disclosures to the Company’s consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 141R,“Business Combinations.” SFAS No. 141R replaces SFAS No. 141, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value.  SFAS No. 141R also requires transactions costs related to the business combination to be expensed as incurred.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date for the Company will be January 1, 2009.  We have not determined the impact of SFAS No. 141R related to future acquisitions, if any, on our consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements-An amendment of ARB No. 51.” This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years beginning after December 15, 2008. The effective date for the Company will be January 1, 2009. We have not determined the impact this new pronouncement will have on the consolidated financial statements.

In December 2007, the SEC issued SAB No. 110 that modified SAB No. 107 regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R, “Share-Based Payment.” Under SAB No. 107, the use of the “simplified” method was not allowed beyond December 31, 2007. SAB No. 110 allows, however, the use of the “simplified” method beyond December 31, 2007 under certain circumstances. During the second quarter of 2008, we used the “simplified” method under SAB No. 107, and we expect to continue to use the “simplified” method in future periods if the facts and circumstances permit.

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

In June 2006, the FASB issued Financial Accounting Standards Board Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes - Interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if it is more likely than not that the position would be sustained on audit, based on the technical merits of the position. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The impact to the Company of adopting FIN No. 48 on its financial statements was a $923,000 increase to accumulated deficit and a corresponding increase to income tax reserve as of January 1, 2007.

2.  ACQUISITIONS:

In June 2008, the Company purchased the assets of WPRS-FM (formerly WXGG-FM), a radio station located in the Washington, DC metropolitan area for $38.0 million.  Since April 2007 and until closing, the station had been operated under a local marketing agreement (“LMA”), and the results of its operations had been included in the Company’s consolidated financial statements since the inception of the LMA.  The station was consolidated with the Company’s existing Washington, DC operations in April 2007. The Company’s preliminary purchase price allocation consisted of approximately $33.9 million to radio broadcasting license, approximately $1.3 million to definitive-lived intangibles (acquired income leases), $981,000 to goodwill and approximately $1.8 million to fixed assets on the Company’s consolidated balance sheet as of June 30, 2008.

In April 2008, the Company completed a merger to acquire CCI for $38.0 million in cash. CCI is an on line social networking company operating branded websites including BlackPlanet, MiGente, and AsianAvenue. The Company’s preliminary purchase price allocation consisted of approximately $10.2 million to current assets, $4.6 million to fixed assets, $17.0 million to goodwill, $13.3 million to definitive-lived intangibles (registered membership lists and relationships, advertiser relationships and lists, favorable subleases, trademarks, trade names, etc.), and $5.0 million to current liabilities on the Company’s consolidated balance sheet as of June 30, 2008.

In July 2007, the Company purchased the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area for approximately $2.6 million, financed by the seller, of which $17,000 was owed as of June 30, 2008. Since August 2001 and until closing, the station had been operated under an LMA, and the results of its operations had been included in the Company’s consolidated financial statements since the inception of the LMA. The station was consolidated with the Company’s existing Cincinnati operations in 2001. (See Note 12 —Related Party Transactions.)

3.  DISCONTINUED OPERATIONS:

Between December 2006 and June 2008, the Company closed on the sale of the assets of 20 radio stations in seven markets for approximately $287.9 million in cash. The assets and liabilities of these stations have been classified as discontinued operations as of June 30, 2008 and December 31, 2007, and the stations’ results of operations for the three and six month periods ended June 30, 2008 and 2007 have been classified as discontinued operations in the accompanying consolidated financial statements. For the three months ended June 30, 2008, the Company used approximately $131.0 million of the proceeds from these asset sales to pay down debt. For the period beginning December 2006 and ending June 30, 2008, the Company used approximately $262.0 million of the proceeds from these asset sales to pay down debt.

Los Angeles Station:  In May 2008, the Company closed on the sale of the assets of its radio station KRBV-FM, located in the Los Angeles metropolitan area, to Bonneville International Corporation (“Bonneville”) for approximately $137.5 million in cash. Bonneville began operating the station under an LMA on April 8, 2008.

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

The following table summarizes the operating results for these stations for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Net revenue	$(57)	$9,887	$2,361	$18,354
Station operating expenses	133	8,407	4,220	17,505
Depreciation and amortization	—	522	79	1,002
Impairment of long-lived assets	—	10,395	5,076	10,395
Other income (expense)	18	(131)	116	(131)
Gain on sale of assets	1,857	—	1,632	—
Income (loss) before income taxes	1,685	(9,568)	(5,266)	(10,679)
Provision (benefit) for income taxes	351	(4,736)	1,181	(5,231)
Income (loss) from discontinued operations, net of tax	$1,334	$(4,832)	$(6,447)	$(5,448)

The assets and liabilities of these stations classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	June 30, 2008	December 31, 2007
	(In thousands)

Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$688	$2,725
Prepaid expenses and other current assets	—	524
Total current assets	688	3,249
Property and equipment, net	71	3,349
Intangible assets, net	—	148,388
Other assets	1	386
Total assets	$760	$155,372
Current liabilities:
Other current liabilities	$977	$2,704
Total current liabilities	977	2,704
Other long-term liabilities	—	483
Total liabilities	$977	$3,187

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

  During the three and six months ended June 30, 2008, the Company evaluated certain long-lived assets where warranted for potential impairment due to its asset disposition strategy.   For the three month period ended June 30, 2008, there were no impairment indicators that occurred that required management to complete an impairment test. The carrying value of our goodwill and our radio broadcast licenses were equivalent to the current fair market value. During the three months ended June 30, 2008, the Company increased the carrying value of goodwill by approximately $17.0 million in connection with the CCI acquisition and by $981,000 in connection with the acquisition of WPRS-FM (formerly WXGG-FM).

  During the six months ended June 30, 2008, the carrying value of the radio broadcast license for KRBV-FM in Los Angeles exceeded the sales price called for in the executed asset purchase agreement less the related costs to sell the property. Accordingly, as part of discontinued operations for the six months ended June 30, 2008, the Company reduced the carrying value of radio broadcasting licenses by approximately $5.1 million.  The carrying amounts of radio broadcasting licenses at June 30, 2008 and December 31, 2007 were approximately $1.2 billion and $1.1 billion, respectively. The carrying amount of goodwill at June 30, 2008 and December 31, 2007 was approximately $164.7 million and $146.2 million, respectively.

  Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:
	June 30, 2008	December 31, 2007	Period of Amortization
	(In thousands)

Trade names	$17,024	$16,848	2-5 Years
Talent agreements	19,549	19,549	10 Years
Debt financing costs	20,828	20,850	Term of debt
Intellectual property	14,686	14,532	4-10 Years
Affiliate agreements	7,769	7,769	1-10 Years
Acquired income leases	1,236	—	3-9 years
Non-compete agreements	1,048	—	1-3 years
Advertiser agreements, relationships and lists	4,199	—	2-7 years
Favorable office and transmitter leases	5,489	—	Term of lease
Registered membership lists	6,851	—	2.5 years
Other intangibles	1,430	5,651	6-60 Years
	100,109	85,199
Less: Accumulated amortization	(44,375)	(39,781)
Other intangible assets, net	$55,734	$45,418

Amortization expense of intangible assets for the six months ended June 30, 2008 and 2007 was approximately $3.3 million and $2.5 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding years for intangible assets, excluding deferred financing costs.

(In thousands)

July – December 2008	$7,505
2009	$9,407
2010	$7,952
2011	$5,098
2012	$4,811

Actual amortization expense may vary as a result of future acquisitions and dispositions.

5.  INVESTMENT IN AFFILIATED COMPANY:

In January 2004, together with an affiliate of Comcast Corporation and other investors, the Company launched TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of June 30, 2008. The initial four year commitment period for funding the capital was extended to December 31, 2008, due in part to TV One’s lower than anticipated capital needs during the initial commitment period. In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One. As of June 30, 2008, the Company owned approximately 36% of TV One on a fully-converted basis.

The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the three month period ended June 30, 2008, the Company’s allocable share of TV One’s operating income was $29,000 as compared to the three month period ended June 30, 2007 in which the Company’s allocable share of TV One’s operating losses was approximately $3.1 million. For the six month periods ended June 30, 2008 and 2007, the Company’s allocable shares of TV One’s operating losses were approximately $2.8 million and $7.3 million, respectively. The recognition of income for the three month period ended June 30, 2008 resulted from a small net income of TV One, compared to overall losses during the same period in 2007.

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

The Company is accounting for the services provided to TV One under the advertising and network services agreements in accordance with EITF Issue No. 00-8,“Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.”  As services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, the most reliable unit of measurement has been determined to be the value of underlying advertising time that is being provided to TV One. For the network services agreement, the most reliable unit of measurement has been determined to be the value of the equity received in TV One. As a result, the Company is re-measuring the fair value of the equity received in consideration of its obligations under the network services agreement in each subsequent reporting period as the services are provided. The Company recognized $847,000 and approximately $1.0 million in revenue relating to these two agreements for each of the three month periods ended June 30, 2008 and 2007, respectively, and recognized approximately $2.0 million and $2.2 million in revenue relating to these two agreements for each of the six month periods ended June 30, 2008 and 2007, respectively.

6.	DERIVATIVE INSTRUMENT AND HEDGING ACTIVITIES:

Hedging Activities

In June 2005, pursuant to the Credit Agreement (as defined in Note 7 - Long-Term Debt), the Company entered into four fixed rate swap agreements to reduce interest rate fluctuations on certain floating rate debt commitments. Two of the four $25.0 million swap agreements expired in June 2007 and 2008, respectively. The Company accounts for the remaining swap agreements using the mark-to-market method of accounting.

The remaining swap agreements have the following terms:

Agreement	Notional Amount	Expiration	Fixed Rate
No. 1	$25.0 million	June 16, 2010	4.27%
No. 2	$25.0 million	June 16, 2012	4.47%

Each swap agreement has been accounted for as a qualifying cash flow hedge of the Company’s senior bank term debt, in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instruments as reflected on the accompanying consolidated financial statements.

Under the remaining swap agreements, the Company pays the fixed rate listed in the table above. The counterparties to the agreements pay the Company a floating interest rate based on the three-month LIBOR, for which measurement and settlement is performed quarterly. The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments as of June 30, 2008 to be a liability of $824,000. The fair value of the interest swap agreements is estimated by obtaining quotations from the financial institutions that are parties to the Company’s swap agreements. The fair value is an estimate of the net amount that the Company would pay on June 30, 2008, if the agreements were transferred to other parties or cancelled by the Company.

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

Derivative Instruments

   The Company recognizes all derivatives at fair value, whether designated in hedging relationships or not, on the balance sheet as either an asset or liability. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income. If a derivative does not qualify as a hedge, it is marked to fair value through the statement of operations.  Any fees associated with these derivatives are amortized over their term.

   As of June 30, 2008, the Company was party to an employment agreement (“the Employment Agreement”) executed in April 2008 with the CEO which calls for an award that has been accounted for as a derivative instrument without a hedging relationship in accordance with the guidance provided in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. With the assistance of a third party appraiser, the Company estimated the fair value of the award at June 30, 2008 to be approximately $4.6 million, and accordingly, recorded compensation expense and a liability for this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement.

7.  LONG-TERM DEBT:

Long-term debt consists of the following:

	June 30, 2008	December 31, 2007
	(In thousands)

8 7/8% senior subordinated notes	$292,000	$300,000
6 3/8% senior subordinated notes	200,000	200,000
Credit facilities	251,578	314,500
Capital lease	527	—
Seller financed acquisition loan	17	1,004
Total long-term debt	744,122	815,504
Less: current portion	39,297	26,004
Long term debt, net of current portion	$704,825	$789,500

  As of June 30, 2008, the Company had outstanding $200.0 million of its 6 3/8% senior subordinated notes due in February 2013 and $292.0 million of its 8 7/8% senior subordinated notes due in July 2011. In June 2008, the Company repurchased approximately $8.0 million of its 8 7/8% senior subordinated notes due in July 2011. The Company recorded in the statements of operations a gain on the extinguishment of debt of approximately $1.0 million, net of the write-off of deferred financing costs of $65,000. (See Note 13 – Subsequent Events.)

Credit Facilities

In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). The agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The term of the Credit Agreement is seven years and the total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions including but not limited to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to September 13, 2007, and no less than 1.60 to 1.00 from September 14, 2007 to June 30, 2008, and no less than 1.75 to 1.00 from July 1, 2008 to December 31, 2009, and no less than 2.00 to 1.00 from January 1, 2010 to December 31, 2010, and no less than 2.25 to 1.00 from January 1, 2011 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.00 to 1.00 beginning April 1, 2006 to September 13, 2007, and no greater than 7.75 to 1.00 beginning September 14, 2007 to March 31, 2008, and no greater than 7.50 to 1.00 beginning April 1, 2008 to September 30, 2008, and no greater than 7.25 to 1.00 beginning October 1, 2008 to June 30, 2010, and no greater than 6.50 to 1.00 beginning July 1, 2010 to September 30, 2011, and no greater than 6.00 to 1.00 beginning October 1, 2011 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Company was in compliance with all debt covenants as of June 30, 2008. At the date of the filing of this Form 10-Q and based on current projections, the Company's management believes it will be in compliance with all debt covenants for the next  12 months. Based on the fiscal year end 2007 excess cash flow calculation, the Company made a debt principal prepayment of approximately $6.0 million in May 2008.

The Company’s borrowings under the Credit Agreement are secured by substantially all of the assets of the Company and certain of its subsidiaries.

As of June 30, 2008, the Company had outstanding approximately $251.6 million on its credit facility. During the six months ended June 30, 2008, we borrowed approximately $79.0 million from our credit facility to fund the acquisitions of CCI and WPRS-FM (formerly WXGG-FM), and repaid approximately $141.9 million.

Senior Subordinated Notes

The indentures governing the Company’s senior subordinated notes also contain covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase capital stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.

Throughout July 2008, the Company continued to repurchase its 8 7/8% senior subordinated notes due in July 2011. (See Note 13 – Subsequent Events.)

Future minimum principal payments of long-term debt as of June 30, 2008 are as follows:

	Senior Subordinated Notes	Credit and Other Facilities
	(In thousands)

July — December 2008	$—	$19,706
2009	—	43,811
2010	—	48,442
2011	292,000	48,442
2012	—	91,721
2013 and thereafter	200,000	—
Total long-term debt	$492,000	$252,122

8.  INCOME TAXES:

The Company has determined that minor fluctuations in its projected income would create significant changes to the estimated annual effective tax rate. Pursuant to FIN No. 18, “Accounting for Income Taxes in Interim Periods,” the Company has provided for tax expense using an actual calculation for certain filing jurisdictions for both the three and six months ended June 30, 2008.

During the fourth quarter 2007, except for deferred tax assets (“DTAs”) in its historically profitable filing jurisdictions, and DTAs that may be benefited by future reversing deferred tax liabilities (“DTLs”), the Company recorded a full valuation allowance for all other DTAs, mainly net loss carryforwards (“NOLs”), as it was determined that more likely than not, the DTAs would not be realized.  The Company reached this determination based on its then cumulative loss position and the uncertainty of future taxable income. Consistent with that prior realizability assessment, the Company has recorded a full valuation allowance in the amount of approximately $8.5 million and $17.0 million, respectively, for additional DTAs generated from continuing operations for the three and six months ended June 30, 2008. The most significant factor affecting this valuation allowance relates to current period tax amortization of indefinite-lived intangibles which created DTLs that cannot be assumed to reverse in a period to benefit DTAs, mainly NOLs, created by the amortization. These DTLs would reverse in some future indefinite period when the intangible asset is either sold or impaired.

On January 1, 2007, the Company adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes - Interpretation of SFAS No. 109,” which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. The nature of the uncertainties pertaining to our income tax position is primarily due to various state tax positions. As of June 30, 2008, we had approximately $4.6 million in unrecognized tax benefits. Accrued interest and penalties related to unrecognized tax benefits is recognized as a component of tax expense. As such, during the three and six months ended June 30, 2008, the Company recorded interest of $7,000 and $15,000, respectively, related to unrecognized tax benefits and as of June 30, 2008, the Company recorded a liability of $100,000 for accrued interest. The Company estimates the possible change in unrecognized tax benefits prior to June 30, 2009 would be $0 to a reduction of $200,000, due to expiring statutes.

The Company’s April 2008 purchase of 100% of both the common and convertible preferred stock of CCI via a merger is being treated as a stock acquisition. Typically, for income tax purposes, in stock acquisitions where the purchase price exceeds the tax basis of the underlying assets (including separately identified intangibles), with the residual allocated to goodwill, a DTL is usually recorded to reflect the difference between the book and tax basis for the assets acquired, exclusive of goodwill. At the time of acquisition, CCI had DTAs resulting from NOLs, depreciation and provision for doubtful accounts, and had, prior to our acquisition, recorded a full valuation allowance against those DTAs given its realizability assessment and the lack of future taxable income. The amount of the DTL that resulted from the purchase price allocation was approximately $6.1 million, and was equally offset by CCI’s DTA, gross of its valuation allowance; therefore, no net DTL was recorded for this acquisition.

9.  STOCKHOLDERS’ EQUITY:

    In March 2008, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock through December 31, 2009 of up to $150.0 million, the maximum amount allowable under the Credit Agreement. The amount and timing of such repurchases will be based on pricing, general economic and market conditions, and the restrictions contained in the agreements governing the Company’s credit facilities and subordinated debt and certain other factors. As of June 30, 2008, the Company repurchased 187,369 shares of Class A common stock at an average price of $1.39 and 1.9 million shares of Class D common stock at an average price of $1.33.  As of June 30, 2008, the Company had $69.2 million in capacity available under the share repurchase program.

    In 2005, the Company utilized approximately $78.0 million to repurchase common stock leaving capacity of $72.0 million under the Credit Agreement.

    The Company continues to have an open stock repurchase authorization with respect to its Class A and Class D common stock. (See Note 13 – Subsequent Events.)

   Stock Option and Restricted Stock Grant Plan

    Radio One may issue up to 10,816,198 shares of Class D Common Stock under the Company’s Stock Option and Restricted Stock Grant Plan (“Plan”). At inception of the Plan, the Company’s board of directors authorized 1,408,099 shares of Class A common stock to be issuable under this plan. As of June 30, 2008, 5,494,434 shares were available for grant. The options are exercisable in installments determined by the compensation committee of the Company’s board of directors at the time of grant. The options expire as determined by the compensation committee, but no later than ten years from the date of the grant. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock.

    The Company uses the Black-Scholes (“BSM”) valuation model to calculate the fair value of stock-based awards. The BSM incorporates various assumptions including volatility, expected life, and interest rates. For options granted during the three months ended June 30, 2008, the Company used the BSM option-pricing model and determined: (1) the term by using the simplified plain-vanilla method as allowed under SAB No. 110; (2) a historical volatility over a period commensurate with the expected term, with the observation of the volatility on a daily basis; and (3) a risk-free interest rate that was consistent with the expected term of the stock options and based on the U.S. Treasury yield curve in effect at the time of the grant.

   The Company granted 1,913,650 options during the three months ended June 30, 2008. The Company did not grant stock options during the three months ended June 30, 2007. The Company granted 1,913,650 and 100,000 stock options for the six months ended June 30, 2008 and 2007, respectively. The per share weighted-average fair value of options granted during the three months ended June 30, 2008 was $0.74. The per share weighted-average fair value of options granted during the six months ended June 30, 2008 and 2007 was $0.74 and $3.94, respectively.

These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2008	2007	2008	2007

Average risk-free interest rate	3.37%	—	3.37%	4.81%
Expected dividend yield	0.00%	—	0.00%	0.00%
Expected lives	6.5 years	—	6.5 years	7.7 years
Expected volatility	49.66%	—	49.66%	40.00%

Transactions and other information relating to the stock options for the period ended June 30, 2008 are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)

Balance as of December 31, 2007	4,384,000	$14.04	—	—
Granted	1,913,000	1.41	—	—
Exercised	—	—	—	—
Forfeited, Cancelled	341,000	14.50	—	—
Balance as of June 30, 2008	5,956,000	$9.96	7.05	—
Vested and expected to vest as of June 30, 2008	5,536,000	$9.96	7.05	—
Unvested as of June 30, 2008	2,335,000	$2.79	9.56	—
Exercisable as of June 30, 2008	3,621,000	$14.58	5.43	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing price on the last day of trading during the three months ended June 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on June 30, 2008. This amount changes based on the fair market value of the Company’s stock. The number of options that vested during the three and six months ended June 30, 2008 were 180,073 and 197,198 respectively.

As of June 30, 2008, approximately $2.5 million of total unrecognized compensation cost related to stock options issued is expected to be recognized over a weighted-average period of approximately 1.5 years. The stock option weighted-average fair value per share was $1.06 at June 30, 2008.

The Company granted 525,000 and 68,000 shares of restricted stock during the three month period ended June 30, 2008 and 2007, respectively. The Company granted 525,000 and 148,500 shares of restricted stock during the six month period ended June 30, 2008 and 2007, respectively.

As of June 30, 2008, approximately $1.4 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over a weighted-average period of 1.5 years.

Transactions and other information relating to restricted stock grants for the period ended June 30, 2008 are summarized below:

	Number of Restricted Shares	Weighted-Average Fair Value at Grant Date

Unvested as of December 31, 2007	232,000	$6.20
Granted	525,000	$1.41
Vested	(49,000)	$7.42
Forfeited, Cancelled, Expired	—	$—
Unvested as of June 30, 2008	708,000	$2.56

10.  SEGMENT INFORMATION:

The Company has two reportable segments: (i) Radio Broadcasting and (ii) Internet/Publishing. These two segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The Radio Broadcasting segment consists of all radio station broadcasts and Reach Media results of operations. The Internet/Publishing segment includes the results of our online business, Giant Magazine and the operations of CCI. Corporate/Eliminations/Other represents financial activity associated with our corporate staff and offices, inter-company activity between the two segments and activity associated with a small film venture. Inter-company revenue earned and expenses charged between segments are recorded at fair value and eliminated in consolidation.

     The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2007, and in Note 1 to these consolidated financial statements are applied consistently across the two segments.

RADIO ONE, INC. AND SUBSIDIARIES
SEGMENTED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008

			Corporate/
	Radio	Internet/	Eliminations/
	Broadcasting	Publishing	Other	Consolidated
	(Unaudited)
	(In thousands)

NET REVENUE	$80,282	$4,187	$(1,037)	$83,432
OPERATING EXPENSES:
Programming and technical	18,912	2,796	(944)	20,764
Selling, general and administrative	23,639	4,604	(754)	27,489
Corporate selling, general and administrative	1,897	—	15,654	17,551
Stock-based compensation	322	51	256	629
Depreciation and amortization	3,311	1,502	358	5,171
Total operating expenses	48,081	8,953	14,570	71,604
Operating income (loss)	32,201	(4,766)	(15,607)	11,828
INTEREST INCOME	19	—	111	130
INTEREST EXPENSE	51	10	15,099	15,160
EQUITY IN INCOME OF AFFILIATED COMPANY	—	—	(29)	(29)
OTHER (EXPENSE) INCOME, net	—	(32)	1,014	982
Income (loss) before provision for income taxes and minority interest in income of subsidiary and discontinued operations	32,169	(4,808)	(29,552)	(2,191)
PROVISION FOR INCOME TAXES	9,761	—	—	9,761
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	—	1,058	1,058
Net income (loss) from continuing operations	22,408	(4,808)	(30,610)	(13,010)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	1,334	—	—	1,334
Net income (loss)	$23,742	$(4,808)	$(30,610)	$(11,676)

RADIO ONE, INC. AND SUBSIDIARIES
SELECTED BALANCE SHEET INFORMATION
AS OF JUNE 30, 2008

			Corporate/
	Radio	Internet/	Eliminations/
	Broadcasting	Publishing	Other	Consolidated
	(Unaudited)
	(In thousands)

Total Assets	$1,441,069	$43,336	$86,023	$1,570,428

RADIO ONE, INC. AND SUBSIDIARIES
SEGMENTED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007

			Corporate/
	Radio	Internet/	Eliminations/
	Broadcasting	Publishing	Other	Consolidated
	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$82,895	$319	$(594)	$82,620
OPERATING EXPENSES:
Programming and technical	17,935	806	(897)	17,844
Selling, general and administrative	24,986	596	(116)	25,466
Corporate selling, general and administrative	1,952	—	6,158	8,110
Stock-based compensation	484	27	266	777
Depreciation and amortization	3,355	22	290	3,667
Impairment of long-lived assets	5,506	—	—	5,506
Total operating expenses	54,218	1,451	5,701	61,370
Operating income (loss)	28,677	(1,132)	(6,295)	21,250
INTEREST INCOME	2	—	292	294
INTEREST EXPENSE	301	—	18,276	18,577
EQUITY IN LOSS OF AFFILIATED COMPANY	—	—	3,088	3,088
Income (loss) before benefit from income taxes and minority interest in income of subsidiary and discontinued operations	28,378	(1,132)	(27,367)	(121)
BENEFIT FROM INCOME TAXES	(801)	—	—	(801)
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	—	919	919
Net income (loss) from continuing operations	29,179	(1,132)	(28,286)	(239)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(4,832)	—	—	(4,832)
Net income (loss)	$24,347	$(1,132)	$(28,286)	$(5,071)

RADIO ONE, INC. AND SUBSIDIARIES
SELECTED BALANCE SHEET INFORMATION
AS OF JUNE 30, 2007

			Corporate/
	Radio	Internet/	Eliminations/
	Broadcasting	Publishing	Other	Consolidated
	(Unaudited)
	(In thousands)

Total Assets	$2,080,417	$1,520	$96,176	$2,178,113

RADIO ONE, INC. AND SUBSIDIARIES
SEGMENTED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2008

			Corporate/
	Radio	Internet/	Eliminations/
	Broadcasting	Publishing	Other	Consolidated
	(Unaudited)
	(In thousands)

NET REVENUE	$152,924	$5,038	$(2,032)	$155,930
OPERATING EXPENSES:
Programming and technical	37,643	4,043	(1,890)	39,796
Selling, general and administrative	46,870	6,598	(1,461)	52,007
Corporate selling, general and administrative	3,829	—	20,129	23,958
Stock-based compensation	489	89	379	957
Depreciation and amortization	6,543	1,527	765	8,835
Total operating expenses	95,374	12,257	17,922	125,553
Operating income (loss)	57,550	(7,219)	(19,954)	30,377
INTEREST INCOME	60	—	271	331
INTEREST EXPENSE	711	10	31,698	32,419
EQUITY IN LOSS OF AFFILIATED COMPANY	—	—	2,799	2,799
OTHER (EXPENSE) INCOME, net	—	(46)	1,017	971
Income (loss) before provision for income taxes and minority interest in income of subsidiary and discontinued operations	56,899	(7,275)	(53,163)	(3,539)
PROVISION FOR INCOME TAXES	18,659	—	—	18,659
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	—	1,881	1,881
Net income (loss) from continuing operations	38,240	(7,275)	(55,044)	(24,079)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(6,447)	—	—	(6,447)
Net income (loss)	$31,793	$(7,275)	$(55,044)	$(30,526)

RADIO ONE, INC. AND SUBSIDIARIES
SEGMENTED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007

			Corporate/
	Radio	Internet/	Eliminations/
	Broadcasting	Publishing	Other	Consolidated
	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$156,011	$1,686	$(1,037)	$156,660
OPERATING EXPENSES:
Programming and technical	35,914	1,794	(1,794)	35,914
Selling, general and administrative	46,468	992	(126)	47,334
Corporate selling, general and administrative	3,926	—	11,734	15,660
Stock-based compensation	1,007	27	558	1,592
Depreciation and amortization	6,774	44	565	7,383
Impairment of long-lived assets	5,506	—	—	5,506
Total operating expenses	99,595	2,857	10,937	113,389
Operating income (loss)	56,416	(1,171)	(11,974)	43,271
INTEREST INCOME	16	—	545	561
INTEREST EXPENSE	301	—	36,346	36,647
EQUITY IN LOSS OF AFFILIATED COMPANY	—	—	7,306	7,306
OTHER EXPENSE	(6)	—	(2)	(8)
Income (loss) before provision for income taxes and minority interest in income of subsidiary and discontinued operations	56,125	(1,171)	(55,083)	(129)
PROVISION FOR INCOME TAXES	651	—	—	651
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	—	1,825	1,825
Net income (loss) from continuing operations	55,474	(1,171)	(56,908)	(2,605)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(5,448)	—	—	(5,448)
Net income (loss)	$50,026	$(1,171)	$(56,908)	$(8,053)

11.  CONTRACT TERMINATION:

     In connection with the termination in 2005 of the Company’s sales representation agreements with Interep National Radio Sales, Inc., (“Interep”), and its subsequent agreement with Katz Communications, Inc. (“Katz”), as the Company’s sole national sales representative, Katz paid the Company $3.4 million as an inducement to enter into subsequent agreements and agreed to pay Interep approximately $5.3 million to satisfy the company’s termination obligations.  The Company is amortizing both over the four-year life of the subsequent Katz agreements as a reduction to selling, general, and administrative expense.  As of June 30, 2008, $316,000 of the deferred termination obligation and inducement amount is reflected in other long-term liabilities on the accompanying consolidated balance sheets, and approximately $1.9 million is reflected in other current liabilities.

12.  RELATED PARTY TRANSACTIONS:

In 2000, an officer of the Company, the former Chief Financial Officer (“Former CFO”), purchased shares of the Company’s common stock.  The Former CFO purchased 333,334 shares of the Company’s Class A common stock and 666,666 shares of the Company’s Class D common stock. The stock was purchased with the proceeds of full recourse loans from the Company in the amount of approximately $7.0 million. In September 2005, the Former CFO repaid a portion of his loan. The partial repayment of approximately $7.5 million was effected using 300,000 shares of the Company’s Class A common stock and 230,000 shares of the Company’s Class D common stock owned by the Former CFO. All shares transferred to the Company in satisfaction of this loan have been retired. As of June 30, 2008, the remaining principal and interest balance on the Former CFO’s loan was approximately $1.7 million, which includes accrued interest in the amount of $200,000. The Former CFO was employed with the Company through December 31, 2007, and pursuant to an agreement with the Company, the loan became due in full in July 2008. Pursuant to his employment agreement, the Former CFO was also eligible to receive a retention bonus in the amount of approximately $3.1 million in cash on July 1, 2008, for having remained employed with the Company through December 31, 2007. The $3.1 million retention bonus is a pro rata portion of a $7.0 million retention bonus called for in his employment agreement, had he remained employed with the Company for ten years, and is based on the number of days of employment between October 18, 2005 and December 31, 2007.  In July 2008, the Former CFO settled the remaining balance of the loan in full the by offsetting the loan with his after-tax proceeds from the $3.1 million retention bonus, in addition to paying a cash amount of $34,000 to the Company.

The Company’s CEO and its Founder and Chairperson own a music company called Music One (“Music One”). The Company occasionally engages in promoting the recorded music products and events of Music One, and Music One sometimes provides talent services for Radio One events. The Company also provides and charges Music One for office space and administrative services. For the three months ended June 30, 2008, the Company provided advertising and made payments to Music One for talent and sponsorship activities in the amounts of $15,000 and $85,000, respectively. For the six months ended June 30, 2008, the Company provided advertising and made payments to Music One for talent and sponsorship activities in the amounts of $61,000 and $124,000, respectively.

As of December 31, 2007, the Company had an additional loan outstanding to the Former CFO in the amount of $88,000. The loan was due on demand and accrued interest at 5.6%, totaling an amount of $53,000 as of December 31, 2007. In January 2008, the Former CFO repaid the full remaining balance of the loan in cash in the amount of $140,000.

In July 2007, the Company closed on an agreement to acquire the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area from Blue Chip Communications, Inc. (“Blue Chip”) for approximately $2.6 million in seller financing, of which $17,000 remained outstanding as of June 30, 2008. The financing is a 5.1% interest bearing loan payable monthly through July 2008. Blue Chip is owned by a former member of the Company’s board of directors. The transaction was approved by a special committee of independent directors appointed by the board of directors. Additionally, the Company retained an independent valuation firm to provide a fair value appraisal of the station. Prior to the closing, and since August of 2001, the Company consolidated WDBZ-AM within its existing Cincinnati operations, and operated WDBZ-AM under an LMA for no annual fee, the results of which were incorporated in the Company’s financial statements.

13.  SUBSEQUENT EVENTS:

During July 2008, the Company repurchased in the open market, approximately $19.8 million of its 8 7/8% senior subordinated notes due July 1, 2011 at a price of 86.0% of par value. The Company recorded a gain on the extinguishment of debt of approximately $2.7 million, net of the write-off of deferred financing costs of $151,000.  The Company borrowed $17.0 million from its revolving credit facility to fund the repurchase. The notes outstanding as of June 30, 2008 were $292.0 million.

During July 2008, the Company repurchased 135,000 shares of Class D common stock in the amount of $180,711 at an average price of $1.34 per share and 180,000 shares of Class A common stock in the amount of $218,124 at an average price of $1.21 per share. As of July 31, 2008, the Company has $68.8 million in capacity available under the share repurchase program.

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company’s restricted subsidiaries (“Subsidiary Guarantors”) have fully and unconditionally guaranteed the Company’s 8 7/8% senior subordinated notes due 2011, the 6 3/8% senior subordinated notes due 2013 and the Company’s obligations under the Credit Agreement.

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of June 30, 2008 and 2007 and for the three and six month periods then ended. Also included is the consolidating balance sheet for the Company and the Subsidiary Guarantors as of June 30, 2008 and December 31, 2007. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$38,734	$44,698	$—	$83,432
OPERATING EXPENSES:
Programming and technical	10,042	10,811	—	20,853
Selling, general and administrative	16,905	10,868	—	27,773
Corporate selling, general and administrative	—	17,807	—	17,807
Depreciation and amortization	2,996	2,175	—	5,171
Total operating expenses	29,943	41,661	—	71,604
Operating income	8,791	3,037	—	11,828
INTEREST INCOME	2	128	—	130
INTEREST EXPENSE	10	15,150	—	15,160
EQUITY IN INCOME OF AFFILIATED COMPANY	—	(29)	—	(29)
OTHER INCOME	—	982	—	982
Income (loss) before provision for income taxes, minority interest in income of subsidiaries and discontinued operations	8,783	(10,974)	—	(2,191)
PROVISION FOR INCOME TAXES	6,793	2,968	—	9,761
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	1,058	—	1,058
Net income (loss) before equity in income of subsidiaries and discontinued operations	1,990	(15,000)	—	(13,010)
EQUITY IN INCOME OF SUBSIDIARIES	—	1,887	(1,887)	—
Net income (loss) from continuing operations	1,990	(13,113)	(1,887)	(13,010)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(103)	1,437	—	1,334
Net income (loss)	$1,887	$(11,676)	$(1,887)	$(11,676)

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2007

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted – See Note 1)
	(In thousands)

NET REVENUE	$37,232	$45,388	$—	$82,620
OPERATING EXPENSES:
Programming and technical	7,512	10,457	—	17,969
Selling, general and administrative	13,663	12,189	—	25,852
Corporate selling, general and administrative	—	8,376	—	8,376
Depreciation and amortization	1,474	2,193	—	3,667
Impairment of long-lived assets	5,506	—	—	5,506
Total operating expenses	28,155	33,215	—	61,370
Operating income	9,077	12,173	—	21,250
INTEREST INCOME	—	294	—	294
INTEREST EXPENSE	1	18,576	—	18,577
EQUITY IN LOSS OF AFFILIATED COMPANY	—	3,088	—	3,088
Income (loss) before provision (benefit) for income taxes, minority interest in income of subsidiaries and discontinued operations	9,076	(9,197)	—	(121)
PROVISION (BENEFIT) FOR INCOME TAXES	5,061	(5,862)	—	(801)
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	919	—	919
Net income (loss) before equity in income of subsidiaries and discontinued operations	4,015	(4,254)	—	(239)
EQUITY IN INCOME OF SUBSIDIARIES	—	(1,339)	1,339	—
Net income (loss) from continuing operations	4,015	(5,593)	1,339	(239)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(5,354)	522	—	(4,832)
Net loss	$(1,339)	$(5,071)	$1,339	$(5,071)

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2008

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$70,700	$85,230	$—	$155,930
OPERATING EXPENSES:
Programming and technical	18,391	21,527	—	39,918
Selling, general and administrative	30,129	22,334	—	52,463
Corporate selling, general and administrative	—	24,337	—	24,337
Depreciation and amortization	4,404	4,431	—	8,835
Total operating expenses	52,924	72,629	—	125,553
Operating income	17,776	12,601	—	30,377
INTEREST INCOME	2	329	—	331
INTEREST EXPENSE	10	32,409	—	32,419
EQUITY IN LOSS OF AFFILIATED COMPANY	—	2,799	—	2,799
OTHER INCOME	—	971	—	971
Income (loss) before provision for income taxes, minority interest in income of subsidiaries and discontinued operations	17,768	(21,307)	—	(3,539)
PROVISION FOR INCOME TAXES	12,801	5,858	—	18,659
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	1,881	—	1,881
Net income (loss) before equity in income of subsidiaries and discontinued operations	4,967	(29,046)	—	(24,079)
EQUITY IN INCOME OF SUBSIDIARIES	—	5,007	(5,007)	—
Net income (loss) from continuing operations	4,967	(24,039)	(5,007)	(24,079)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	40	(6,487)	—	(6,447)
Net income (loss)	$5,007	$(30,526)	$(5,007)	$(30,526)

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2007

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted – See Note 1)
	(In thousands)

NET REVENUE	$71,320	$85,340	$—	$156,660
OPERATING EXPENSES:
Programming and technical	14,909	21,265	—	36,174
Selling, general and administrative	25,903	22,204	—	48,107
Corporate selling, general and administrative	—	16,219	—	16,219
Depreciation and amortization	2,982	4,401	—	7,383
Impairment of long-lived assets	5,506	—	—	5,506
Total operating expenses	49,300	64,089	—	113,389
Operating income	22,020	21,251	—	43,271
INTEREST INCOME	—	561	—	561
INTEREST EXPENSE	1	36,646	—	36,647
EQUITY IN LOSS OF AFFILIATED COMPANY	—	7,306	—	7,306
OTHER EXPENSE	—	(8)	—	(8)
Income (loss) before provision (benefit) for income taxes, minority interest in income of subsidiaries and discontinued operations	22,019	(22,148)	—	(129)
PROVISION (BENEFIT) FOR INCOME TAXES	5,910	(5,259)	—	651
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	1,825	—	1,825
Net income (loss) before equity in income of subsidiaries and discontinued operations	16,109	(18,714)	—	(2,605)
EQUITY IN INCOME OF SUBSIDIARIES	—	12,305	(12,305)	—
Net income (loss) from continuing operations	16,109	(6,409)	(12,305)	(2,605)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(3,804)	(1,644)	—	(5,448)
Net income (loss)	$12,305	$(8,053)	$(12,305)	$(8,053)

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2008

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,290	$8,391	$—	$10,681
Trade accounts receivable, net of allowance for doubtful accounts	31,180	28,203	—	59,383
Prepaid expenses and other current assets	2,347	2,838	—	5,185
Deferred income tax asset	2,282	12,637	—	14,919
Current assets from discontinued operations	201	487	—	688
Total current assets	38,300	52,556	—	90,856
PROPERTY AND EQUIPMENT, net	28,689	22,180	—	50,869
INTANGIBLE ASSETS, net	956,323	416,822	—	1,373,145
INVESTMENT IN SUBSIDIARIES	—	959,679	(959,679)	—
INVESTMENT IN AFFILIATED COMPANY	—	47,319	—	47,319
OTHER ASSETS	—	8,167	—	8,167
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	62	10	—	72
Total assets	$1,023,374	$1,506,733	$(959,679)	$1,570,428

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,395	$2,509	$—	$3,904
Accrued interest	—	18,200	—	18,200
Accrued compensation and related benefits	3,656	17,459	—	21,115
Income taxes payable	—	1,430	—	1,430
Other current liabilities	33,073	(21,266)	—	11,807
Current portion of long-term debt	—	39,297	—	39,297
Current liabilities from discontinued operations	(17,557)	18,534	—	977
Total current liabilities	20,567	76,163	—	96,730
LONG-TERM DEBT, net of current portion	—	704,825	—	704,825
OTHER LONG-TERM LIABILITIES	—	4,424	—	4,424
DEFERRED INCOME TAX LIABILITY	43,128	124,162	—	167,290
Total liabilities	63,695	909,574	—	973,269
MINORITY INTEREST IN SUBSIDIARIES	—	2,313	—	2,313
STOCKHOLDERS’ EQUITY:
Common stock	—	97	—	97
Accumulated other comprehensive loss	—	(822)	—	(822)
Stock subscriptions receivable	—	(1,737)	—	(1,737)
Additional paid-in capital	276,663	1,042,416	(276,663)	1,042,416
Retained earnings (accumulated deficit)	683,016	(445,108)	(683,016)	(445,108)
Total stockholders’ equity	959,679	594,846	(959,679)	594,846
Total liabilities and stockholders’ equity	$1,023,374	$1,506,733	$(959,679)	$1,570,428

The accompanying notes are an integral part of this consolidating financial statement.

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2007

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted – See Note 1)
	(In thousands)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$822	$23,425	$—	$24,247
Trade accounts receivable, net of allowance for doubtful accounts	25,297	25,128	—	50,425
Prepaid expenses and other current assets	2,340	3,778	—	6,118
Deferred income tax asset	2,282	12,865	—	15,147
Current assets from discontinued operations	622	2,627	—	3,249
Total current assets	31,363	67,823	—	99,186
PROPERTY AND EQUIPMENT, net	25,203	19,537	—	44,740
INTANGIBLE ASSETS, net	926,711	383,610	—	1,310,321
INVESTMENT IN SUBSIDIARIES	—	937,270	(937,270)	—
INVESTMENT IN AFFILIATED COMPANY	—	48,399	—	48,399
OTHER ASSETS	631	7,942	—	8,573
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	65	152,058	—	152,123
Total assets	$983,973	$1,616,639	$(937,270)	$1,663,342

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,026	$3,932	$—	$4,958
Accrued interest	—	19,004	—	19,004
Accrued compensation and related benefits	3,007	13,312	—	16,319
Income taxes payable	(1)	4,464	—	4,463
Other current liabilities	3,447	8,677	—	12,124
Current portion of long-term debt	—	26,004	—	26,004
Current liabilities from discontinued operations	343	2,361	—	2,704
Total current liabilities	7,822	77,754	—	85,576
LONG-TERM DEBT, net of current portion	—	789,500	—	789,500
OTHER LONG-TERM LIABILITIES	1,994	3,233	—	5,227
DEFERRED INCOME TAX LIABILITY	36,887	113,063	—	149,950
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	—	483	—	483
Total liabilities	46,703	984,033	—	1,030,736
MINORITY INTEREST IN SUBSIDIARIES	—	3,889	—	3,889
STOCKHOLDERS’ EQUITY:
Common stock	—	99	—	99
Accumulated other comprehensive income	—	644	—	644
Stock subscriptions receivable	—	(1,717)	—	(1,717)
Additional paid-in capital	277,174	1,044,273	(277,174)	1,044,273
Retained earnings (accumulated deficit)	660,096	(414,582)	(660,096)	(414,582)
Total stockholders’ equity	937,270	628,717	(937,270)	628,717
Total liabilities and stockholders’ equity	$983,973	$1,616,639	$(937,270)	$1,663,342

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,007	$(30,526)	$(5,007)	$(30,526)
Adjustments to reconcile income (loss) to net cash from operating activities:
Depreciation and amortization	4,404	4,431	—	8,835
Amortization of debt financing costs	—	1,361	—	1,361
Deferred income taxes	—	17,592	—	17,592
Equity in loss of affiliated company	—	2,799	—	2,799
Minority interest in income of subsidiaries	—	1,881	—	1,881
Stock-based compensation and other non-cash compensation	—	849	—	849
Amortization of contract inducement and termination fee	—	(947)	—	(947)
Change in interest due on stock subscription receivable	—	(20)	—	(20)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(5,883)	2,072	—	(3,811)
Prepaid expenses and other current assets	(7)	1,532	—	1,525
Other assets	—	(4,301)	—	(4,301)
Due to corporate/from subsidiaries	(3,071)	3,071	—	—
Accounts payable	369	(3,849)	—	(3,480)
Accrued interest	—	(804)	—	(804)
Accrued compensation and related benefits	649	4,214	—	4,863
Income taxes payable	—	(3,033)	—	(3,033)
Other liabilities	—	(2,453)	—	(2,453)
Net cash flows provided from operating activities from discontinued operations	—	814	—	814
Net cash flows provided from (used in) operating activities	1,468	(5,317)	(5,007)	(8,856)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(4,036)	—	(4,036)
Acquisitions	—	(70,426)	—	(70,426)
Investment in subsidiaries	—	(5,007)	5,007	—
Purchase of other intangible assets	—	(1,046)	—	(1,046)
Proceeds from sale of assets	—	150,224	—	150,224
Deposits and payments for station purchases and other assets	—	161	—	161
Net cash flows provided from investing activities	—	69,870	5,007	74,877
CASH FLOWS FROM FINANCING ACTIVITIES:	—
Repayment of other debt	—	(987)	—	(987)
Repayment of credit facility	—	(150,909)	—	(150,909)
Proceeds from credit facility	—	79,000	—	79,000
Repurchase of common stock	—	(2,775)	—	(2,775)
Payment of dividend to minority interest shareholders	—	(3,916)	—	(3,916)
Net cash flows used in financing activities	—	(79,587)	—	(79,587)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,468	(15,034)	—	(13,566)
CASH AND CASH EQUIVALENTS, beginning of period	822	23,425	—	24,247
CASH AND CASH EQUIVALENTS, end of period	$2,290	$8,391	$—	$10,681

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2007

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted – See Note 1)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$12,305	$(8,053)	$(12,305)	$(8,053)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,982	4,401		7,383
Amortization of debt financing costs	—	1,069	—	1,069
Amortization of production content	—	332	—	332
Deferred income taxes	—	(6,983)	—	(6,983)
Impairment of long-lived assets	5,506	—	—	5,506
Equity in loss of affiliated company	—	7,306	—	7,306
Minority interest in income of subsidiaries	—	1,825	—	1,825
Stock-based compensation and other non-cash compensation	410	1,539	—	1,949
Amortization of contract inducement and termination fee	(906)	—	—	(906)
Change in interest due on stock subscription receivable	—	(39)	—	(39)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(2,468)	646	—	(1,822)
Prepaid expenses and other current assets	(414)	(1,273)	—	(1,687)
Income tax receivable	—	1,296	—	1,296
Other assets	39	(1,634)	—	(1,595)
Due to corporate/from subsidiaries	(32,265)	32,265	—	—
Accounts payable	(232)	(6,090)	—	(6,322)
Accrued interest	—	(31)	—	(31)
Accrued compensation and related benefits	(448)	146	—	(302)
Income taxes payable	—	538	—	538
Other liabilities	127	1,475	—	1,602
Net cash provided from (used in) operating activities from discontinued operations	15,376	(1,560)	—	13,816
Net cash flows provided from (used in) operating activities	12	27,175	(12,305)	14,882
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3,879)	—	(3,879)
Equity investments	—	(10,714)	—	(10,714)
Investment in subsidiaries	—	(12,305)	12,305	—
Purchase of other intangible assets	—	(80)	—	(80)
Deposits and payments for station purchases and other assets	—	(3,668)	—	(3,668)
Net cash flows used (in from) provided from investing activities	—	(30,646)	12,305	(18,341)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	—	(27)	—	(27)
Payment of dividend to minority interest shareholders	—	(2,940)	—	(2,940)
Net cash flows used in financing activities	—	(2,967)	—	(2,967)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	12	(6,438)	—	(6,426)
CASH AND CASH EQUIVALENTS, beginning of period	884	31,522	—	32,406
CASH AND CASH EQUIVALENTS, end of period	$896	$25,084	$—	$25,980

The accompanying notes are an integral part of these consolidated financial statements.

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

During the three and six months ended June 30, 2008, approximately 58.7% and 58.8% of our net revenue was generated from local advertising and approximately 35.7% and 35.9% was generated from national advertising, including network advertising. In comparison, during the three months and six months ended June 30, 2007, approximately 59.4% and 58.5% of our net revenue was generated from local advertising and approximately 36.5% and 37.4% was generated from national advertising, including network advertising. National advertising also includes advertising revenue generated from Giant Magazine. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees, magazine subscriptions, newsstand revenue and other revenue.

In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue from our spot inventory, we closely monitor the use of trade and barter agreements.

Community Connect Inc. (“CCI”), which the Company acquired in April 2008, currently generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services, including diversity recruiting. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable. CCI has a diversity recruiting agreement with Monster, Inc. (“Monster”).  Under the agreement, Monster posts job listings and advertising on CCI websites and CCI earns revenue for displaying the images on its websites.

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

We generally incur marketing and promotional expenses to increase our audiences. However, because Arbitron reports ratings quarterly, except in our Philadelphia and Houston markets, which have monthly reports ratings, any changed ratings and the effect on advertising revenue tends to lag behind the incurrence of advertising and promotional expenditures.

In addition to salaries and commissions, major expenses for our internet business include membership traffic acquisition costs, software product design, post application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with Internet Service Provider (“ISP”) hosting services and other internet content delivery expenses. Major expenses for our publishing business include salaries, commissions, and costs associated with printing, production and circulation of magazine issues.

Measurement of Performance

We monitor and evaluate the growth and operational performance of our business using net income and the following key metrics:

(a) Net revenue:  The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net revenue. Net revenue consists of gross revenue, net of local and national agency and outside sales representative commissions consistent with industry practice. Net revenue is recognized in the period in which advertisements are broadcast or, in the case of Giant Magazine, the month in which a particular issue is available for sale. Net revenue also includes advertising aired in exchange for goods and services, which is recorded at fair value, revenue from sponsored events and other revenue. Net revenue for CCI is recognized as impressions are delivered, as “click throughs” are reported or ratably over contract periods, where applicable.

(b) Station operating income:  Net (loss) income before depreciation and amortization, income taxes, interest income, interest expense, equity in loss of affiliated company, minority interest in income of subsidiaries, other (income) expense, corporate expenses and stock-based compensation expenses, impairment of long-lived assets and loss from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our physical plant, income taxes provision, investments, impairment charges, debt financings, overhead and non-cash compensation. Station operating income is frequently used as a basis for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands, except margin data)

Net revenue	$83,432	$82,620	$155,930	$156,660
Station operating income	35,179	39,310	64,127	73,412
Station operating income margin	42.2%	47.6%	41.1%	46.9%
Net loss	$(11,676)	$(5,071)	$(30,526)	$(8,053)

The reconciliation of net loss to station operating income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)

Net loss as reported	$(11,676)	$(5,071)	$(30,526)	$(8,053)
Add back non-station operating income items included in net loss:
Interest income	(130)	(294)	(331)	(561)
Interest expense	15,160	18,577	32,419	36,647
Provision (benefit) for income taxes	9,761	(801)	18,659	651
Corporate selling, general and administrative, excluding non-cash and stock-based compensation	17,551	8,110	23,958	15,660
Stock-based compensation	629	777	957	1,592
Equity in (income) loss of affiliated company	(29)	3,088	2,799	7,306
Gain on retirement of debt	(1,015)	—	(1,015)	—
Other expense, net	33	—	44	8
Depreciation and amortization	5,171	3,667	8,835	7,383
Minority interest in income of subsidiaries	1,058	919	1,881	1,825
Impairment of long-lived assets	—	5,506	—	5,506
(Income) loss from discontinued operations, net of tax	(1,334)	4,832	6,447	5,448
Station operating income	$35,179	$39,310	$64,127	$73,412

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007  (In thousands)

	Three Months Ended June 30,
	2008	2007 (1) (2)	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$83,432	$82,620	$812	1.0%
Operating expenses:
Programming and technical, excluding stock-based compensation	20,764	17,844	2,920	16.4
Selling, general and administrative, excluding stock-based compensation	27,489	25,466	2,023	7.9
Corporate selling, general and administrative, excluding stock-based compensation	17,551	8,110	9,441	116.4
Stock-based compensation	629	777	(148)	(19.0)
Depreciation and amortization	5,171	3,667	1,504	41.0
Impairment of long-lived assets	—	5,506	(5,506)	(100.0)
Total operating expenses	71,604	61,370	10,234	16.7
Operating income	11,828	21,250	(9,422)	(44.3)
Interest income	130	294	(164)	(55.8)
Interest expense	15,160	18,577	(3,417)	(18.4)
Gain on retirement of debt	1,015	—	1,015	—
Equity in (income) loss of affiliated company	(29)	3,088	(3,117)	(100.9)
Other expense, net	(33)	—	(33)	—
Loss before provision/(benefit) for income taxes, minority interest in income of subsidiaries and discontinued operations	(2,191)	(121)	(2,070)	(1,710.7)
Provision/(benefit) for income taxes	9,761	(801)	10,562	1,318.6
Minority interest in income of subsidiaries	1,058	919	139	15.1
Net loss from continuing operations	(13,010)	(239)	(12,771)	(5,343.5)
Income (loss) from discontinued operations, net of tax	1,334	(4,832)	6,166	127.6
Net loss	$(11,676)	$(5,071)	$(6,605)	(130.3)%

(1)
Certain reclassifications associated with accounting for discontinued operations have been made to the accompanying prior period financial statements to conform to the current period presentation.  These reclassifications had no effect on previously reported net income or loss, or any other previously reported statements of operations, balance sheet or cash flow amounts.

(2)
During the second quarter of 2008, Radio One was advised that prior period financial statements of TV One, LLC (“TV One”), an affiliate accounted for under the equity method, had been restated to correct certain errors that affected the reported amount of members’ equity and liabilities.  These restatement adjustments had a corresponding effect on the Company’s share of the earnings of TV One reported in prior periods.  We have adjusted certain previously reported amounts in the accompanying 2007 interim consolidated financial statements.

Net revenue

Three Months Ended June 30,		Increase/(Decrease)
2008	2007
$83,432	$82,620	$812	1.0%

During the three months ended June 30, 2008, we recognized approximately $83.4 million in net revenue compared to approximately $82.6 million during the same period in 2007. These amounts are net of agency and outside sales representative commissions, which were approximately $9.4 million during the three months ended 2008, compared to approximately $9.9 million during the same period in 2007. The increase in net revenue was due primarily to approximately $3.6 million in net revenue generated by CCI, an online social networking company, which was acquired by the Company in April 2008. While the Company’s total radio net revenue performance outperformed that of the markets in which we operate, nonetheless, we experienced a decrease in net revenue consistent with the overall radio industry revenue decline, with a significant fall off of national revenue driving almost the entire decline. On a per market basis, we experienced considerable revenue declines in our Houston and Atlanta markets, and more modest declines in our Detroit, Cincinnati and Washington, DC markets. These declines were offset in part from increases in net revenue in our Indianapolis and Raleigh-Durham markets, increases in net revenue from new syndicated programs, increased internet revenue from our station websites and increased political advertising revenue. Reach Media had a decline in net revenue due to TV licensing revenue generated in the prior year’s second quarter, which did not reoccur in the current second quarter. Excluding the approximately $3.6 million generated by CCI, net revenue declined 3.4% for the three months ended June 30, 2008, compared to the same period in 2007.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2008	2007
$20,764	$17,844	$2,920	16.4%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. Expenses associated with the printing and publication of Giant Magazine issues are also included in programming and technical. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. Increased programming and technical expenses were primarily due to approximately $1.7 million in spending by CCI, which was acquired in April 2008. Programming and technical expenses also increased $581,000 due to costs associated with other internet initiatives, including the launch of three new internet sites during the second quarter. Related to our radio business, additional programming and technical spending was also driven by additional compensation, higher on-air talent expenses, mostly for our new syndicated radio shows and music royalties. The increased radio programming and technical expenses were offset in part from savings in research and travel and entertainment. Excluding approximately $2.2 million spending for our internet initiative and CCI’s expenses, programming and technical expenses increased 3.8% for the three months ended June 30, 2008, compared to the same period in 2007.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2008	2007
$27,489	$25,466	$2,023	7.9%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for radio and internet also include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Increased selling, general and administrative expenses were primarily due to approximately $1.8 million in spending by CCI, which was acquired in April 2008. Another approximately $1.5 million increase was due to additional spending on our internet initiative, which includes $550,000 for costs associated with a certain membership traffic agreement. Increases in selling, general and administrative expenses for our radio business were driven by higher ratings research associated with a new contract with Arbitron and its new portable people meter (“PPM”) methodology. These increases were offset partially from savings associated with less promotional spending, reduced travel and entertainment, savings from the suspension of our 401(k) match program, less commissions and national representative fees and fewer sponsored events. Excluding the approximately $3.3 million in spending on our internet initiative and CCI’s spending, selling, general and administrative expenses decreased 4.7% for the three months ended June 30, 2008, compared to the same period in 2007.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2008	2007
$17,551	$8,110	$9,441	116.4%

Corporate selling, general and administrative expenses consist of expenses associated with maintaining our corporate headquarters and facilities, including personnel. Increased corporate selling, general and administrative expenses were primarily due to compensation costs associated with new employment agreements for the Company’s Chief Executive Officer (“CEO”) and the Founder and Chairperson. Specifically, the increased compensation included approximately $10.4 million in bonuses for the CEO, of which approximately $5.8 million was for a signing and a “make whole” bonus paid, and another approximately $4.6 million was recorded, but not paid, for a bonus associated with potential distribution proceeds from the Company’s investment in TV One.  Additional corporate selling, general and administrative expenses resulted from compensation for recent hires and increased severance expenses. These increased expenses were offset in part by the absence of approximately $1.7 million in spending for legal and professional fees incurred last year in association with the voluntary review of our historical stock option grant practices, savings from the suspension of our 401(k) match program, reduced travel and entertainment, reduced contract labor and less expense associated with officer retention bonuses. Excluding last year’s spending of approximately $1.7 million for last year’s stock options review, corporate selling, general and administrative expenses increased 137.1% for the three months ended June 30, 2008, compared to the same period in 2007. Excluding both the approximately $1.7 million for last year’s stock options review, and the CEO’s bonuses associated with his new employment agreement, corporate selling, general and administrative expenses increased 12.0% for the three months ended June 30, 2008, compared to the same period in 2007.

Stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2008	2007
$629	$777	$(148)	(19.0)%

Stock-based compensation consists of expenses associated with our January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) eliminated accounting for share-based payments based on Accounting Principles Board (“APB”) Opinion No. 25,“Accounting for Stock Issued to Employees,” and requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The decrease in stock-based compensation for the three months ended June 30, 2008 was primarily due to cancellations, forfeitures and the completion of the vesting period for certain stock options. The decrease was offset in part due to expense for additional restricted stock grants associated with new employment agreements for the CEO, the Founder and Chairperson and the Chief Financial Officer (“CFO”).

Depreciation and amortization

Three Months Ended June 30,		Increase/(Decrease)
2008	2007
$5,171	$3,667	$1,504	41.0%

The increase in depreciation and amortization expense for the three months ended June 30, 2008 was due primarily to the acquisition of CCI, which occurred in April 2008, and which accounted for almost all of the approximately $1.5 million increase. Approximately $971,000 of the increase attributable to CCI is driven by amortization of assets acquired as part of the CCI purchase, mainly registered membership lists, advertiser relationships and a favorable office space sublease. Additional depreciation and amortization expense for capital expenditures made subsequent to June 30, 2007 were equally offset by a decline in amortization expense associated with certain affiliate agreements acquired as part of our purchase of 51% of Reach Media in 2005.

Impairment of long-lived assets

Three Months Ended June 30,		Increase/(Decrease)
2008	2007
$—	$5,506	$(5,506)	(100.0)%

The decrease in impairment of long-lived assets for the three months ended June 30, 2008 was related to a one-time, non-cash charge recorded last second quarter for the impairment of goodwill and the radio broadcasting license for our WILD-AM station in the Boston market.

Interest income

Three Months Ended June 30,		Increase/(Decrease)
2008	2007
$130	$294	$(164)	(55.8)%

The decrease in interest income for the three months ended June 30, 2008 was due primarily to lower cash balances, cash equivalents and short-term investments and a decline in interest rates.

Interest expense

Three Months Ended June 30,		Increase/(Decrease)
2008	2007
$15,160	$18,577	$(3,417)	(18.4)%

The decrease in interest expense for the three months ended June 30, 2008 was due primarily to a decline in interest expense associated with debt pay downs, resulting in overall lower borrowings and lower interest rates which impacted the variable portion of our debt. Interest expense was further reduced as there were less fees incurred with the operation of WPRS-FM (formerly WXGG-FM) pursuant to a local marketing agreement (“LMA”), which began in April 2007. We closed on the purchase of the assets of WPRS-FM in June 2008 for approximately $38.0 million in cash.

Gain on retirement of debt

Three Months Ended June 30,		Increase/(Decrease)
2008	2007
$1,015	$—	$1,015	—

The gain on retirement of debt for the three months ended June 30, 2008 was due to the repurchase of $8.0 million of the Company’s previously outstanding $300.0 million 8 7/8 senior subordinated notes. An amount of $292.0 million remains outstanding as of June 30, 2008.

Equity in (income) loss of affiliated company

Three Months Ended June 30,		Increase/(Decrease)
2008	2007
$(29)	$3,088	$(3,117)	(100.9)%

Equity in (income) loss of affiliated company primarily reflects our estimated equity in the net (income) loss of TV One. The income for the three months ended June 30, 2008 was due primarily to a small net income generated by TV One, thus contributing to our share of this income.  The Company’s share of this income is driven by TV One’s current capital structure and the Company’s ownership of the equity securities of TV One that are currently allocated to its net income. An adjustment was made to equity in (income) loss of affiliated company for the quarter ended June 30, 2007 to correct for a change in TV One’s capital structure. Pursuant to Staff Accounting Bulletin (“SAB”) 99, “Materiality” and SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we decreased the previously reported equity in loss of affiliated company for the three month period ended June 30, 2007 by approximately $1.2 million.

Provision (benefit) for income taxes

Three Months Ended June 30,		Increase/(Decrease)
2008	2007
$9,761	$(801)	$10,562	1,318.6%

During the three months ended June 30, 2008, the provision for income taxes increased to approximately $9.8 million from a tax benefit of $801,000 for the same period in 2007. In prior years, we recorded a deferred tax liability (“DTL”) related to the amortization of indefinite-lived assets that are deducted for tax purposes, but not deducted for book purposes. Also in prior years, the Company generated deferred tax assets (“DTAs”), mainly federal and state net operating loss (“NOLs”) carryforwards. In the fourth quarter of 2007, except for DTAs in its historically profitable filing jurisdictions, and DTAs associated with definite-lived assets, the Company recorded a full valuation allowance for all other DTAs, including NOLs, as it was determined that more likely than not, the DTAs would not be realized. As a result, approximately $8.5 million of the increase in the provision for income taxes is due primarily to recording a full valuation allowance against the additional NOLs generated from the tax deductible amortization of indefinite-lived assets for the three months ended June 30, 2008.

Minority interest in income of subsidiaries

Three Months Ended June 30,		Increase/(Decrease)
2008	2007
$1,058	$919	$139	15.1%

The increase in minority interest in income of subsidiaries is due primarily to an increase in Reach Media’s net income for the three months ended June 30, 2008 compared to the same period in 2007.

 Income (loss) from discontinued operations, net of tax

Three Months Ended June 30,		Increase/(Decrease)
2008	2007
$1,334	$(4,832)	$6,166	127.6%

 The income (loss) from discontinued operations, net of tax, resulted from the April 2008 closing on the sale of the assets of radio station WMCU-AM (formerly WTPS-AM), located in the Miami metropolitan area. This compares to a loss from discontinued operations, net of tax, for the three months ended June 30, 2007, which resulted from entering into definitive agreements to sell the assets of our Los Angeles, Augusta, Louisville, Dayton, Minneapolis and Boston WILD-FM stations, and approximately $10.4 million in impairment charges that were recorded in last year’s second quarter based on the sale prices of those agreements. The income (loss) from discontinued operations, net of tax, also includes a tax provision of $351,000 for the three months ended June 30, 2008, compared to a tax benefit of approximately $4.7 million for the same period in 2007.

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007 (In thousands)

	Six Months Ended June 30,
	2008	2007 (1) (2)	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$155,930	$156,660	$(730)	(0.5)%
Operating expenses:
Programming and technical, excluding stock-based compensation	39,796	35,914	3,882	10.8
Selling, general and administrative, excluding stock-based compensation	52,007	47,334	4,673	9.9
Corporate selling, general and administrative, excluding stock-based compensation	23,958	15,660	8,298	53.0
Stock-based compensation	957	1,592	(635)	(39.9)
Depreciation and amortization	8,835	7,383	1,452	19.7
Impairment of long-lived assets	—	5,506	(5,506)	(100.0)
Total operating expenses	125,553	113,389	12,164	10.7
Operating income	30,377	43,271	(12,894)	(29.8)
Interest income	331	561	(230)	(41.0)
Interest expense	32,419	36,647	(4,228)	(11.5)
Gain on retirement of debt	1,015	—	1,015	—
Equity in loss of affiliated company	2,799	7,306	(4,507)	(61.7)
Other expense, net	(44)	(8)	(36)	(450.0)
Loss before provision for income taxes, minority interest in income of subsidiaries and discontinued operations	(3,539)	(129)	(3,410)	(2,643.4)
Provision for income taxes	18,659	651	18,008	2,766.2
Minority interest in income of subsidiaries	1,881	1,825	56	3.1
Net loss from continuing operations	(24,079)	(2,605)	(21,474)	(824.3)
Loss from discontinued operations, net of tax	(6,447)	(5,448)	(999)	(18.3)
Net loss	$(30,526)	$(8,053)	$(22,473)	(279.1)%

(1)
Certain reclassifications associated with accounting for discontinued operations have been made to the accompanying prior period financial statements to conform to the current period presentation.  These reclassifications had no effect on previously reported net income or loss, or any other previously reported statements of operations, balance sheet or cash flow amounts.

(2)	During the second quarter of 2008, Radio One was advised that prior period financial statements of TV One, LLC (“TV One”), an affiliate accounted for under the equity method, had been restated to correct certain errors that affected the reported amount of members’ equity and liabilities. These restatement adjustments had a corresponding effect on the Company’s share of the earnings of TV One reported in prior periods. We have adjusted certain previously reported amounts in the accompanying 2007 interim consolidated financial statements.

Net revenue

Six Months Ended June 30,		Increase/(Decrease)
2008	2007
$155,930	$156,660	$(730)	(0.5)%

During the six months ended June 30, 2008, we recognized approximately $155.9 million in net revenue compared to approximately $156.7 million during the same period in 2007. These amounts are net of agency and outside sales representative commissions, which were approximately $17.3 million during the six months ended 2008, compared to approximately $18.1 million during the same period in 2007. Net revenue included approximately $3.6 million in net revenue generated by CCI which was acquired by the Company in April 2008. While the Company’s total radio net revenue performance outperformed that of the markets in which we operate, nonetheless, we experienced a decrease in net revenue consistent with the overall radio industry revenue decline, with a significant fall off of national revenue driving almost the entire decline. On a per market basis, we experienced considerable revenue declines in our Houston, Atlanta and Detroit markets, and more modest declines in our Dallas and Cincinnati markets. These declines were offset in part from increases in net revenue in our Indianapolis market, increases in net revenue from a certain special event, revenue from new syndicated programs, increased internet revenue from our station websites and increased political advertising revenue. Reach Media had a decline in net revenue due to its cancelled TV shows, the absence of TV licensing revenue and the discontinuation of certain sponsored events. Excluding the approximately $3.6 million generated by CCI, net revenue declined 2.8% for the six months ended June 30, 2008, compared to the same period in 2007.

Operating Expenses

Programming and technical, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2008	2007
$39,796	$35,914	$3,882	10.8%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. Expenses associated with the printing and publication of Giant Magazine issues are also included in programming and technical. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. Increased programming and technical expenses were primarily due to approximately $1.7 million in spending by CCI, which was acquired in April 2008 and approximately $1.0 million for our internet initiative, which launched three new sites during the second quarter. Increased programming and technical expenses for our radio business was driven primarily by additional compensation, higher on-air talent expenses, mostly for our new syndicated radio shows, and music royalties. The increased radio programming and technical expenses were offset in part from savings in research and travel and entertainment. Excluding approximately $2.6 million for spending on our internet initiative, as well as CCI’s expenses, programming and technical expenses increased 3.4% for the three months ended June 30, 2008, compared to the same period in 2007.

Selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2008	2007
$52,007	$47,334	$4,673	9.9%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for radio and internet include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Increased selling, general and administrative expenses were primarily due to approximately $1.8 million in spending by CCI, which was acquired in April 2008. Another approximately $2.3 million increase was due to additional spending on our internet initiative, which includes $550,000 for costs associated with a membership traffic agreement. Increases in selling, general and administrative expenses for our radio business were driven by expenses for a certain large special event held in first quarter, increased bad debt expenses and higher ratings research associated with a new contract with Arbitron and its new PPM methodology. These increases were offset partially from savings associated with less promotional spending, reduced travel and entertainment, savings from the suspension of our 401(k) match program, less commissions and national representative fees and fewer other sponsored events. Excluding approximately $4.1 million in spending for our internet initiative and CCI’s spending, selling, general and administrative expenses increased 1.4% for the six months ended June 30, 2008, compared to the same period in 2007.  Excluding the approximately $4.1 million for the internet initiative and CCI and approximately $1.9 million for the large first quarter special event,  selling, general and administrative expenses decreased 2.4% for the six months ended June 30, 2008, compared to the same period in 2007.

Corporate selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2008	2007
$23,958	$15,660	$8,298	53.0%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The increase in corporate expenses during the six months ended June 30, 2008 was primarily due to compensation costs associated with new employment agreements for the Company’s CEO and the Founder and Chairperson. Specifically, the increased compensation included approximately $10.4 million in bonuses for the CEO, of which approximately $5.8 million was for a signing and a “make whole” bonus paid, and another approximately $4.6 million was recorded, but not paid, for a bonus associated with potential distribution proceeds from the Company’s investment in TV One.  Additional corporate selling, general and administrative resulted from compensation for recent hires and increased severance expenses. These increased expenses were offset in part by the absence of approximately $2.7 million in spending for legal and professional fees incurred last year in association with the voluntary review of our historical stock option grant practices, savings from the suspension of our 401(k) match program, reduced travel and entertainment, reduced contract labor and less expense associated with officer retention bonuses. Excluding last year’s spending of approximately $2.7 million for the stock options review, corporate selling, general and administrative expenses increased 85.2% for the six months ended June 30, 2008, compared to the same period in 2007. Excluding both the approximately $2.7 million for last year’s stock options review and the approximately $10.4 million for the CEO’s bonuses associated with his new employment agreement, corporate selling, general and administrative expenses increased 5.1% for the six months ended June 30, 2008, compared to the same period in 2007.

Stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2008	2007
$957	$1,592	$(635)	(39.9)%

Stock-based compensation consists of expenses associated with SFAS No. 123(R), “Share-Based Payment,” which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for awards expected to vest. Stock based compensation also includes expenses associated with restricted stock grants. The decrease in stock-based compensation for the six months ended June 30, 2008 was primarily due to cancellations, forfeitures and the completion of the vesting period for certain stock options. The decrease was offset in part due to expense for additional restricted stock grants associated with new employment agreements for the CEO, the Founder and Chairperson and the CFO.

Depreciation and amortization

Six Months Ended June 30,		Increase/(Decrease)
2008	2007
$8,835	$7,383	$1,452	19.7%

The increase in depreciation and amortization expense for the six months ended June 30, 2008 was due primarily to the acquisition of CCI, which occurred in April 2008, and which accounted for almost all of the approximately $1.5 million increase. Approximately $971,000 of the increase attributable to CCI is driven by amortization of assets acquired as part of the CCI purchase, mainly registered membership lists, advertiser relationships and a favorable office space sublease. Additional depreciation and amortization expense for capital expenditures made subsequent to June 30, 2007 were offset by a decline in amortization expense associated with certain affiliate agreements acquired as part of our purchase of 51% of Reach Media in 2005.

Impairment of long-lived assets

Six Months Ended June 30,		Increase/(Decrease)
2008	2007
$—	$5,506	$(5,506)	(100.0)%

The decrease in impairment of long-lived assets for the six months ended June 30, 2008 was related to a one-time, non-cash charge recorded in the prior year’s second quarter for the impairment of goodwill and the radio broadcasting license for our WILD-AM station in the Boston market.

Interest income

Six Months Ended June 30,		Increase/(Decrease)
2008	2007
$331	$561	$(230)	(41.0)%

The decrease in interest income for the six months ended June 30, 2008 is primarily due to lower average cash balances, cash equivalents and short-term investments and a decline in interest rates.

Interest expense

Six Months Ended June 30,		Increase/(Decrease)
2008	2007
$32,419	$36,647	$(4,228)	(11.5)%

The decrease in interest expense for the six months ended June 30, 2008 was due primarily to a decline in interest expense associated with debt pay downs, resulting in overall lower borrowings and lower interest rates which impacted the variable portion of our debt. Interest expense was offset in part by higher less fees incurred with the operation of WPRS-FM (formerly WXGG-FM) pursuant to an LMA, which began in April 2007. We closed on the purchase of the assets of WPRS-FM in June 2008 for approximately $38.0 million in cash.

Gain on retirement of debt

Six Months Ended June 30,		Increase/(Decrease)
2008	2007
$1,015	$—	$1,015	—

The gain on retirement of debt for the six months ended June 30, 2008 was due to the redemption of $8.0 million of the Company’s previously outstanding $300.0 million 8 7/8 senior subordinated notes. The remaining balance outstanding as of June 30, 2008 is $292.0 million.

Equity in loss of affiliated company

Six Months Ended June 30,		Increase/(Decrease)
2008	2007
$2,799	$7,306	$(4,507)	(61.7)%

Equity in loss of affiliated company primarily reflects our estimated equity in the net loss of TV One. The decreased loss for the six months ended June 30, 2008 was due primarily to smaller net losses generated by TV One, thus contributing to a decrease in our share of those losses.  The Company’s share of those losses is driven by TV One’s current capital structure and the Company’s ownership of the equity securities of TV One that are currently absorbing its net losses. An adjustment was made to equity in loss of affiliated company for the quarter ended June 30, 2007 to correct for a change in TV One’s capital structure. Pursuant to SAB 99, “Materiality” and SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we increased the previously reported equity in loss of affiliated company for the six month period ended June 30, 2007 by approximately $2.5 million.

Provision for income taxes

Six Months Ended June 30,		Increase/(Decrease)
2008	2007
$18,659	$651	$18,008	2,766.2%

During the six months ended June 30, 2008, the provision for income taxes increased to approximately $18.7 million from $651,000 for the same period in 2007. In prior years, we recorded a DTL related to the amortization of indefinite-lived assets that are deducted for tax purposes, but not deducted for book purposes. Also in prior years, the Company generated DTAs, mainly federal and state NOL carryforwards. In the fourth quarter of 2007, except for DTAs in its historically profitable filing jurisdictions, and DTAs associated with definite-lived assets, the Company recorded a full valuation allowance for all other DTAs, including NOLs, as it was determined that more likely than not, the DTAs would not be realized. As a result, approximately $17.0 million of the increase in the provision for income taxes is due primarily to recording a full valuation allowance against the additional NOLs generated from the tax deductible amortization of indefinite-lived assets for the six months ended June 30, 2008.

Minority interest in income of subsidiaries

Six Months Ended June 30,		Increase/(Decrease)
2008	2007
$1,881	$1,825	$56	3.1%

The increase in minority interest in income of subsidiaries is due to an increase in Reach Media’s net income for the six months ended June 30, 2008, compared to the same period in 2007.

Loss from discontinued operations, net of tax

Six Months Ended June 30,		Increase/(Decrease)
2008	2007
$(6,447)	$(5,448)	$(999)	(18.3)%

 The loss from discontinued operations, net of tax, for the six months ended June 30, 2008 resulted from a gain on the April 2008 closing on the sale of the assets of radio station WMCU-AM (formerly WTPS-AM), located in the Miami metropolitan area, which was more than offset by a loss on the May 2008 closing on the sale of the assets of radio station KRBV-FM, located in the Los Angeles metropolitan area. This 2008 loss compares to a loss from discontinued operations, net of tax, for the six months ended June 30, 2007, which resulted from entering into definitive agreements to sell the assets of our Los Angeles, Augusta, Louisville, Dayton, Minneapolis and Boston WILD-FM stations. Approximately $5.1 million and $10.4 million in impairment charges were recorded for the six months ended June 30, 2008 and June 30, 2007, respectively, based on the sale prices of those agreements. The loss from discontinued operations, net of tax, also includes a tax provision of approximately $1.2 million for the six months ended June 30, 2008, compared to a tax benefit of approximately $5.2 million for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our credit facilities and other debt or equity financing.

In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). The agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The term of the Credit Agreement is seven years and the total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions including but not limited to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to September 13, 2007, and no less than 1.60 to 1.00 from September 14, 2007 to June 30, 2008, and no less than 1.75 to 1.00 from July 1, 2008 to December 31, 2009, and no less than 2.00 to 1.00 from January 1, 2010 to December 31, 2010, and no less than 2.25 to 1.00 from January 1, 2011 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.00 to 1.00 beginning April 1, 2006 to September 13, 2007, and no greater than 7.75 to 1.00 beginning September 14, 2007 to March 31, 2008, and no greater than 7.50 to 1.00 beginning April 1, 2008 to September 30, 2008, and no greater than 7.25 to 1.00 beginning October 1, 2008 to June 30, 2010, and no greater than 6.50 to 1.00 beginning July 1, 2010 to September 30, 2011, and no greater than 6.00 to 1.00 beginning October 1, 2011 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Company was in compliance with all debt covenants as of June 30, 2008. At the date of the filing of this Form 10-Q and based on current projections, the Company's management believes it will be in compliance with all debt covenants for the next  12 months. Based on the fiscal year end 2007 excess cash flow calculation, the Company made a debt principal prepayment of approximately $6.0 million in May 2008.

During the six months ended June 30, 2008, we borrowed approximately $79.0 million from our credit facility to fund the acquisitions of CCI and WPRS-FM (formerly WXGG-FM), and repaid approximately $141.9 million.

As of June 30, 2008, we had approximately $431.2 million of borrowing capacity. Taking into consideration the financial covenants under the Credit Agreement, $105.9 million of that amount is available for borrowing. Both the term loan and the revolving facilities bear interest, at our option, at a rate equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus a spread that ranges from 0.63% to 1.50%, or (ii) the prime rate plus a spread of up to 0.50%. The amount of the spread varies depending on our leverage ratio. We also pay a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the unused commitment of the revolving facility.

The Credit Agreement requires the Company from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of June 30, 2008, we had two swap agreements in place for a total notional amount of $50.0 million, and the periods remaining on these two swap agreements range in duration from 23.5 to 47.5 months.

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

The following table summarizes the interest rates in effect with respect to our debt as of June 30, 2008:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt (swap matures June 16, 2012)(1)	$25.0	6.72%
Senior bank term debt (swap matures June 16, 2010)(1)	$25.0	6.52%
Senior bank term debt (subject to variable interest rates)(2)	$134.1	5.13%
Senior bank revolving debt (subject to variable interest rates)(2)	$67.5	5.13%
8 7/8% senior subordinated notes (fixed rate)	$292.0	8.88%
6 3/8% senior subordinated notes (fixed rate)	$200.0	6.38%

(1)
A total of $50.0 million is subject to fixed rate swap agreements that became effective in June 2005. Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our Credit Agreement. That spread is currently set at 2.25% and is incorporated into the applicable interest rates set forth above.

(2)	Subject to rolling 90-day LIBOR plus a spread currently at 2.25%; incorporated into the applicable interest rate set forth above.

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

The following table provides a comparison of our statements of cash flows for the six months ended June 30, 2008 and 2007:

	2008	2007
	(In thousands)

Net cash flows (used in) provided from operating activities	$(8,856)	$14,882
Net cash flows provided from (used in) investing activities	$74,877	$(18,341)
Net cash flows (used in) from financing activities	$(79,587)	$(2,967)

Net cash flows used in operating activities were approximately $8.9 million for the six months ended June 30, 2008 compared to net cash flows provided from operating activities of approximately $14.9 million for the six months ended June 30, 2007. Cash flows from operating activities for the six months ended June 30, 2008 decreased from the prior year due primarily to a decrease in net income of approximately $22.5 million and a decrease in overall working capital.

Net cash flows provided from investing activities were approximately $74.9 million for the six months ended June 30, 2008 compared to net cash flows used in investing activities of approximately $18.3 million for the six months ended June 30, 2007. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $4.0 million and $3.9 million for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, we sold the stations in our Los Angeles and Miami markets and received proceeds of approximately $150.2 million.  During the same period we acquired CCI and closed on our acquisition of WPRS-FM using approximately $70.4 million in funds.  We funded approximately $8.5 million of our investment commitment in TV One for the six months ended June 30, 2007.

Net cash flows used in financing activities were approximately $79.6 million and $3.0 million for the six months ended June 30, 2008 and 2007, respectively. During the six months ended June 30, 2008, we borrowed approximately $79.0 million from our credit facility and repaid approximately $150.9 million in outstanding debt.  Reach Media also paid approximately $3.9 million and $3.0 million in dividends to minority interest shareholders for the six months ended June 30, 2008 and 2007, respectively.

   From time to time we consider opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic acquisitions, investments and divestitures. In June 2008, the Company purchased the assets of WPRS-FM (formerly WGXX-FM), a radio station located in the Washington, DC metropolitan area for approximately $38.0 million.  Since April 2007 and up until closing, the station had been operated under an LMA, and the results of its operations had been included in the Company’s consolidated financial statements since the inception of the LMA.  The station was consolidated with the Company’s existing Washington, DC operations in April 2007.  This purchase was funded from borrowings under our credit facilities of $35.0 million. In April 2008, we acquired CCI, an online social networking company, for $38.0 million in cash, and we borrowed $34.0 million from our credit facility to close this transaction. In July 2007, we acquired the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area, for approximately $2.6 million in seller financing. Up until closing in July 2007, we had been operating WDBZ-AM pursuant to an LMA since August 2001. Other than our agreement with an affiliate of Comcast Corporation, DIRECTV and other investors to fund TV One (the balance of our commitment was approximately $13.7 million at June 30, 2008) we have no other definitive agreements to acquire radio stations or to make strategic investments. However, subject to successful fund raising efforts, we may have a commitment to invest up to $2.0 million in QCP Capital Partners, L.P. (“QCP”), a private equity fund. In October 2007, the Company committed (subject to the completion and execution of requisite legal documentation) to invest in QCP, with a target amount of $200.0 million, which is in the early stages of being raised. If QCP is successful in its fundraising process, the Company has committed to invest 1% of the fund total, with a maximum investment of $2.0 million, which the Company would expect to contribute to the fund over a multi-year period, as is typical with funds of this type. Additionally, the Company will become a member of the general partner of QCP, and become a member of QCP Capital Partners, LLC, the management company for QCP. The Company also agreed to provide a working capital line of credit to QCP Capital Partners, LLC, in the amount of $775,000. As of June 30, 2008, the Company had provided $438,000 under the line of credit. The line of credit is unsecured and bears interest at 7%. The final repayment of all principal and interest is due from QCP Capital Partners, LLC to the Company no later than December 31, 2009.

We anticipate that any future acquisitions or strategic investments will be financed through funds generated from operations, cash on hand, draws from our existing credit facilities, equity financings, permitted debt financings, debt financings through unrestricted subsidiaries or a combination of these sources. However, there can be no assurance that financing from any of these sources, if available, will be available on favorable terms.

   As of June 30, 2008, we had two standby letters of credit totaling $550,000 in connection with our annual insurance policy renewals. In addition, we had a letter of credit of $295,000 in connection with a contract that we inherited as part of the acquisition of CCI and a letter of credit for $500,000 which expired in July 2008 that was in connection with a special event. To date, there has been no activity on these standby letters of credit.

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

Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s Investor Services (“Moody’s”) and Standard & Poor’s (“S&P”) evaluate our debt. On December 20, 2007, Moody’s downgraded our corporate family rating to B1 from Ba3 and our $800 million secured credit facility ($500 million revolver, $300 million term loan) to Ba2 from Ba1.  In addition, Moody’s downgraded our 8 7/8% senior subordinated notes and 6 3/8% senior subordinated notes to B3 from B1. While noting that our rating outlook was stable, the ratings downgrade reflected the Company’s operating performance, weaker than previously expected credit metrics and limited borrowing capacity under financial covenants.   On February 26, 2008, S&P placed its rating on the Company on credit watch with negative implications.  The credit watch was based on the Company’s narrow margin of covenant compliance as of December 31, 2007 and uncertainty surrounding compliance following impending step-downs in certain covenant ratios.  On March 13, 2008, Moody's placed all of the Company’s debt ratings of under review for possible further downgrade.  The review was prompted by the Company’s operating performance in the fourth quarter of 2007 due to the overall radio market decline combined with the Company’s underperformance relative to its markets.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with SFAS No. 123(R), “Share-Based Payment.” Under the provisions of SFAS No. 123(R), stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes (“BSM”) valuation option-pricing model and is recognized as expense ratably over the requisite service period.  The BSM incorporates various highly subjective assumptions including expected stock price volatility, for which historical data is heavily relied upon, expected life of options granted, forfeiture rates and interest rates. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that previously recorded.

Goodwill and Radio Broadcasting Licenses

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of June 30, 2008, we had approximately $1.3 billion in goodwill and radio broadcasting licenses, which represents approximately 84% of our total assets. In accordance with SFAS No. 142,“Goodwill and Other Intangible Assets,” for such assets owned as of October 1, we test annually for impairment during each fourth quarter or when circumstances suggest that an impairment exists. Asset impairment exists when the carrying value of these assets exceeds their respective fair value. When the carrying value exceeds fair value, an impairment amount is charged to operations for the excess. In total, as part of discontinued operations for our Los Angeles station, we recorded approximately $5.1 million in impairment charges for the six months ended June 30, 2008 and impairment charges of approximately $15.9 million were recorded for the three and six months ended June 30, 2007 as part of continuing operations for our Boston market ($5.5 million) and as part of discontinued operations for our Augusta, Minneapolis and Louisville markets ($10.4 million). We believe estimating the value of goodwill and radio broadcasting licenses is a critical accounting estimate because:

•	the carrying value of goodwill and radio broadcasting licenses is significant in relation to our total assets;

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

Changes in our estimated fair values as a result of either future asset dispositions or our annual impairment testing could result in future write-downs to the carrying values of these assets. See also Note 1 of our Consolidated Financial Statements - Organization and Summary of Significant Accounting Policies and Note 4 of our Consolidated Financial Statements - Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

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

Allowance for Doubtful Accounts

We must make estimates of the uncollectability of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the past four years, including the quarter ended June 30, 2008, our historical results have usually averaged approximately 5.1% of our outstanding trade receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required.

Revenue Recognition

We recognize revenue for broadcast advertising when the commercial is broadcast and we report revenue net of agency and outside sales representative commissions in accordance with SAB No. 104, Topic 13,“Revenue Recognition, Revised and Updated.”  When applicable, agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, advertisers remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to us. We recognize revenue for Giant Magazine, mainly advertising, subscriptions and newsstand sales in the month in which a particular issue is available for sale.

CCI, the online social networking company acquired by the Company in April 2008, recognizes its advertising revenue as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable.

Equity Accounting

We account for our investment in TV One under the equity method of accounting in accordance with APB Opinion No. 18,“The Equity Method of Accounting for Investments in Common Stock,”and other related interpretations. We have recorded our investment at cost and have adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. We will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. We have determined that although TV One is a variable interest entity (as defined by FIN No. 46(R), “Consolidation of Variable Interest Entities,”) the Company is not the primary beneficiary of TV One. See Note 5 - Investment in Affiliated Company for further discussion.

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

Estimate of Effective Tax Rates

 In past years, we estimated the provision for income taxes, income tax liabilities, deferred tax assets and liabilities, and any valuation allowances in accordance with SFAS No. 109,  “Accounting for Income Taxes” and FIN No. 18,  “Accounting for Income Taxes in Interim Periods.” We estimate effective tax rates based on local tax laws and statutory rates, apportionment factors, taxable income for our filing jurisdictions and disallowable items, among other factors. Audits by the Internal Revenue Service or state and local tax authorities could yield different interpretations from our own, and differences between taxes recorded and taxes owed per our filed returns could cause us to record additional taxes.

For the three and six months ended June 30, 2008, the Company has determined that minor fluctuations in its projected income would create significant changes to the estimated annual effective tax rate. Pursuant to FIN No. 18, the Company has provided for tax expense using an actual calculation for certain filing jurisdictions for the three and six months ended June 30, 2008.

To address the exposures of unrecognized tax positions, in January 2007, we adopted FIN No. 48,“Accounting for Uncertainty in Income Taxes - Interpretation of SFAS No. 109,” which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of June 30, 2008, we had approximately $4.6 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

Realizability of Deferred Tax Balances

During the fourth quarter 2007, except for deferred tax assets (“DTAs”) in its historically profitable jurisdictions, and DTAs that may be benefited by future reversing deferred tax liabilities (“DTLs”), the Company recorded a full valuation allowance for all other DTAs, mainly net loss carryforwards (“NOLs”), as it was determined that more likely than not, the DTAs would not be realized.  The Company reached this determination based on its then cumulative loss position and the uncertainty of future taxable income. Consistent with that prior realizability assessment, the Company has recorded a full valuation allowance in the amount of approximately $8.5 million and $17.0 million for additional DTAs generated from continuing operations for the three and six months ended June 30, 2008, respectively. For remaining DTAs that were not fully reserved, we believe that these assets will be realized within the carryforward period; however, if we do not generate the projected levels of future taxable income, an additional valuation allowance may need to be recorded.

Fair Value Measurements

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company has accounted for an award called for in the CEO’s employment agreement (“the Employment Agreement”) as a derivative instrument. According to the Employment Agreement, which was executed in April 2008, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the agreement, and the award lapses upon expiration of the Employment Agreement or earlier if the CEO voluntarily leaves the Company or is terminated for cause.

With the assistance of a third party appraiser, the Company estimated the fair value of the award at June 30, 2008 was approximately $4.6 million, and accordingly, recorded compensation expense and a liability for that amount. The fair valuation incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award.  As the Company will measure changes in the fair value of this award at each reporting period, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161,“Disclosures about Derivative Instruments and Hedging Activities.”  SFAS No. 161 requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format.  It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related.  Finally, it requires cross referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  This statement is effective for interim periods beginning after December 15, 2008, although early application is encouraged.  The Company has not completed its assessment of the impact this new pronouncement will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R,“Business Combinations.”  SFAS No. 141R replaces SFAS No. 141, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value.  SFAS No. 141R also requires transactions costs related to the business combination to be expensed as incurred.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date for the Company will be January 1, 2009.  We have not determined the impact of SFAS No. 141R related to future acquisitions, if any, on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements-An amendment of ARB No. 51.”  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years beginning after December 15, 2008.  The effective date for this Company will be January 1, 2009.  We have not determined the impact this new pronouncement would have on the consolidated financial statements.

In December 2007, the SEC issued SAB No. 110 that modified SAB No. 107 regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R, “Share-Based Payment.”  Under SAB No. 107, the use of the “simplified” method was not allowed beyond December 31, 2007. SAB No. 110 allows, however, the use of the “simplified” method beyond December 31, 2007 under certain circumstances. During the second quarter of 2008, we used the “simplified ” method under SAB No. 107, and we expect to continue to use the “simplified ” method in future periods if the facts and circumstances permit.

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

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes - Interpretation of SFAS No. 109,” which clarifies the accounting for uncertainty in income taxes. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires that the Company recognize the impact of a tax position in the financial statements, if it is more likely than not that the position would be sustained on audit, based on the technical merits of the position. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN No. 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The impact to the Company of adopting FIN No. 48 on its financial statements was a $923,000 increase to accumulated deficit and a corresponding increase to income tax reserve as of January 1, 2007.

CAPITAL AND COMMERCIAL COMMITMENTS

Long-term debt

The total amount available under our existing Credit Agreement with a syndicate of banks is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. As of June 30, 2008, we had approximately $251.6 million in debt outstanding under the Credit Agreement. We also have outstanding $200.0 million 6 3/8% senior subordinated notes due 2013 and $292.0 million 8 7/8% senior subordinated notes due 2011. See “Liquidity and Capital Resources.” (See Note 13 – Subsequent Events.)

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities and a non-cancelable capital lease for equipment that expire over the next 22 years.

Operating Contracts and Agreements

We have other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements that expire over the next seven years.

Contractual Obligations Schedule

The following table represents our contractual obligations as of June 30, 2008:

	Payments Due by Period
Contractual Obligations	2008	2009	2010	2011	2012	2013 and Beyond	Total
	(In thousands)

8 7/8% Senior subordinated notes(1)	$12,958	$25,915	$25,915	$304,958	$—	$—	$369,746
6 3/8% Senior subordinated notes(1)	6,375	12,750	12,750	12,750	12,750	206,375	263,750
Credit facilities(2)	27,707	58,799	61,250	58,367	99,366	—	305,489
Capital lease obligation	317	225	9	—	—	—	551
Other operating contracts/ agreements(3)(4)(5)	31,188	38,835	21,477	22,014	21,979	22,484	157,977
Operating lease obligations	4,375	8,126	7,047	5,716	4,086	13,065	42,415
Total	$82,920	$144,650	$128,448	$403,805	$138,181	$241,924	$1,139,928

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of June 30, 2008.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of June 30, 2008.

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

(5)
Includes a retention bonus of approximately $3.1 million paid to the former Chief Financial Officer (“Former CFO”). Pursuant to the Former CFO’s  employment agreement, the Former CFO was entitled to a $7.0 million retention bonus for remaining employed with the Company for ten years or a pro rata portion of the $7.0 million if his employment terminated earlier. The $3.1 million amount is a pro rata portion based on the number of days of employment between October 18, 2005 and December 31, 2007.   In July 2008, the Former CFO settled an outstanding loan in the amount of approximately $1.7 million by offsetting the loan with his after-tax proceeds from the $3.1 million retention bonus.  (See Note 12 – Related Party Transactions.)

Reflected in the obligations above, as of June 30, 2008, we had two swap agreements in place for a total notional amount of $50.0 million. The periods remaining on the swap agreements range in duration from 23.5 to 47.5 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance.

RELATED PARTY TRANSACTIONS

In 2000, an officer of the Company, the former Chief Financial Officer (“Former CFO”), purchased shares of the Company’s common stock.  The Former CFO purchased 333,334 shares of the Company’s Class A common stock and 666,666 shares of the Company’s Class D common stock. The stock was purchased with the proceeds of full recourse loans from the Company in the amount of approximately $7.0 million. In September 2005, the Former CFO repaid a portion of his loan. The partial repayment of approximately $7.5 million was effected using 300,000 shares of the Company’s Class A common stock and 230,000 shares of the Company’s Class D common stock owned by the Former CFO. All shares transferred to the Company in satisfaction of this loan have been retired. As of June 30, 2008, the remaining principal and interest balance on the Former CFO’s loan was approximately $1.7 million, which includes accrued interest in the amount of $200,000. The Former CFO was employed with the Company through December 31, 2007, and pursuant to an agreement with the Company, the loan became due in full in July 2008. Pursuant to his employment agreement, the Former CFO was also eligible to receive a retention bonus in the amount of approximately $3.1 million in cash on July 1, 2008, for having remained employed with the Company through December 31, 2007. The $3.1 million retention bonus is a pro rata portion of a $7.0 million retention bonus called for in his employment agreement, had he remained employed with the Company for ten years, and is based on the number of days of employment between October 18, 2005 and December 31, 2007.  In July 2008, the Former CFO settled the remaining balance of the loan in full the by offsetting the loan with his after-tax proceeds from the $3.1 million retention bonus, in addition to paying a cash amount of $34,000 to the Company.

The Company’s CEO and its Founder and Chairperson own a music company called Music One (“Music One”). The Company occasionally engages in promoting the recorded music products and events of Music One, and Music One sometimes provides talent services for Radio One events. The Company also provides and charges Music One for office space and administrative services. For the three months ended June 30, 2008, the Company provided advertising and made payments to Music One for talent and sponsorship activities in the amounts of $15,000 and $85,000, respectively. For the six months ended June 30, 2008, the Company provided advertising and made payments to Music One for talent and sponsorship activities in the amounts of $61,000 and $124,000, respectively.

As of December 31, 2007, the Company had an additional loan outstanding to the Former CFO in the amount of $88,000. The loan was due on demand and accrued interest at 5.6%, totaling an amount of $53,000 as of December 31, 2007. In January 2008, the Former CFO repaid the full remaining balance of the loan in cash in the amount of $140,000.

In July 2007, the Company closed on an agreement to acquire the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area from Blue Chip Communications, Inc. (“Blue Chip”) for approximately $2.6 million in seller financing, of which $17,000 remained outstanding as of June 30, 2008. The financing is a 5.1% interest bearing loan payable monthly through July 2008. Blue Chip is owned by a former member of the Company’s board of directors. The transaction was approved by a special committee of independent directors appointed by the board of directors. Additionally, the Company retained an independent valuation firm to provide a fair value appraisal of the station. Prior to the closing, and since August 2001, the Company consolidated WDBZ-AM within its existing Cincinnati operations, and operated WDBZ-AM under an LMA for no annual fee, the results of which were incorporated in the Company’s financial statements.

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

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC reports. Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Changes in internal control over financial reporting

During the three months ended June 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There has been no material change to our legal proceedings as set forth in the most recently filed Form 10-K.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007 (the "2007 Annual Report"), which could materially affect our business, financial condition or future results. The risks described in our 2007 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results. The risk factor set forth below is in addition to those in the 2007 Annual Report.

We are currently not in compliance with NASDAQ rules for continued listing of our Class A Common Stock

Our Class A Common Stock is currently not in compliance with NASDAQ rules for continued listing on the NASDAQ Global Market and is at risk of being delisted.  This may subject us to decreased liquidity of our Class A common stock.  On May 21, 2008, the Company received a letter (the “Notification”) from The NASDAQ Stock Market notifying the Company that for the prior 30 consecutive trading days, the Company’s Class A common shares (the “Class A Shares”) had not maintained a minimum market value of publicly held shares (“MVPHS”) of $5.0 million as required for continued inclusion by Marketplace Rule 4450(a)(2) (the “Rule”).  In accordance with Marketplace Rule 4450(e)(1), the Company was provided 90 calendar days, or until August 19, 2008, to regain compliance.  If, at anytime before August 19, 2008, the MVPHS of the Company’s Class A common stock is $5.0 million or greater for a minimum of 10 consecutive trading days, NASDAQ will provide written notification that the Company complies with the Rule.  If compliance with this Rule cannot be demonstrated by August 19, 2008, NASDAQ will provide written notification that the Class A Shares will be delisted.  At that time, the Company has the right to appeal NASDAQ’s determination to a listing qualifications panel.  The notification does not affect the Class D Common Shares which represent over 95% of the Company’s outstanding public float.  The Company’s Class A Shares maintain their right to convert into Class D Shares.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months and six months ending June 30, 2008, we made repurchases of our Class A and Class D common stock pursuant to the $150.0 million stock repurchase program adopted by our board of directors on March 20, 2008.

The following table provides information on our repurchases during the three months ended June 30, 2008.

					(d)
				(c)	Maximum
				Total Number of Shares	Approximate Dollar
	(a)		(b)	Purchased as Part	Value of Shares that May
	Total Number of		Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)		Paid per Share	Plans or Programs	The Plans or Programs
June 1, 2008 — June 30, 2008	187,369	Class A	$1.39	187,369	$69,225,165

June 1, 2008 — June 30, 2008	1,884,860	Class D	$1.33	1,884,860	69,225,165

Total	2,072,229			2,072,229	$69,225,165

(1)	In March 2008, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock through December 31, 2009 of up to $150.0 million, the maximum amount allowable under the Credit Agreement. The amount and timing of such repurchases will be based on pricing, general economic and market conditions, and the restrictions contained in the agreements governing the Company’s credit facilities and subordinated debt and certain other factors. As of June 30, 2008, the Company repurchased 187,369 shares of Class A common stock at an average price of $1.39 and 1.9 million shares of Class D common stock at an average price of $1.33. As of June 30, 2008, the Company had $69.2 million in capacity available under the share repurchase program.

In 2005, the Company utilized approximately $78.0 million to repurchase common stock leaving capacity of $72.0 million under the Credit Agreement.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

 On May 28, 2008, the Company held its Annual Meeting of its holders of common stock pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated April 17, 2008, a copy of which has been previously filed with the Securities and Exchange Commission.  Stockholders were asked to vote upon the following proposals:

1) The election of Terry L. Jones and Brian W. McNeill as Class A directors to serve until the 2009 annual meeting of stockholders or until their successors are duly elected and qualified.

2) The election of Catherine L. Hughes, Alfred C. Liggins, III, D. Geoffrey Armstrong, Ronald E. Blaylock and B. Doyle Mitchell, Jr. as directors to serve until the 2009 annual meeting of stockholders or until their successors are duly elected and qualified.

3) The ratification of the appointment of Ernst & Young LLP as independent auditors for Radio One for the year ending December 31, 2008.

The results of the voting on the proposals were as follows:

		Number of Votes
		Class A	Class B

Proposal 1
Jones	For	2,671,864
	Withhold Authority	144,794
McNeill	For	1,894,970
	Withhold Authority	921,687

Proposal 2
Hughes	For	2,039,065	28,618,430
	Withhold Authority	777,593
Liggins	For	2,027,807	28,618,430
	Withhold Authority	788,850
Armstrong	For	2,687,752	28,618,430
	Withhold Authority	128,906
Blaylock	For	2,687,709	28,618,430
	Withhold Authority	128,949
Mitchell	For	2,687,698	28,618,430
	Withhold Authority	128,959

Proposal 3	For	2,664,990	28,618,430
	Against	68,073
	Abstain	83,594

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of April 10, 2008 among Radio One, Inc., CCI Acquisition Sub, Inc. and Community Connect Inc. (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 15, 2008 (File No. 000-25969)).

10.16
Employment Agreement dated as of March 31, 2008 between Radio One, Inc. and Peter D. Thompson.  (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 2, 2008 (File No. 000-25969)).

10.17
Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008 (File No. 000-25969)).

10.18
Employment Agreement between Radio One, Inc. and Catherine L. Hughes dated April 16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008 (File No. 000-25969)).

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

August 11, 2008