Form 10-Q
period 2008-09-30
RADIO ONE INC
filed 2008-11-10
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2008
Class A Common Stock, $.001 Par Value	3,016,730
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	3,121,048
Class D Common Stock, $.001 Par Value	80,481,225

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions or our discussion of matters in a manner that anticipates operations, results or events in future periods. We cannot guarantee that we will achieve these plans, intentions or expectations. Because these statements apply to future events, they are subject to risks and uncertainties that could cause actual results to differ materially from those forecasts or anticipated in the forward-looking statements. These risks, uncertainties and factors include, but are not limited to:

•	economic conditions, both generally and relative to the radio broadcasting and media industries;

•	fluctuations in the demand for advertising across our various media;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement methodologies;

•	regulation by the Federal Communications Commission relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent;

•	the financial losses sustained due to impairment charges against its broadcasting licenses, goodwill and other intangible assets;

•	increased competition from new technologies;

•	the impact of our acquisitions, dispositions and similar transactions;

•	our high degree of leverage and potential inability to refinance our debt given current market conditions;

•	our current non-compliance with NASDAQ rules for continued listing of our Class A and Class D common stock;

•	the current global financial crisis and deteriorating U.S.economy may have an impact on our business and financial condition; and

•	other factors mentioned in our filings with the Securities and Exchange Commission including the factors discussed in detail in Item 1A, “Risk Factors,” in our 2007 Annual Report on Form 10-K.

You should not place undue reliance on these forward-looking statements, which reflect our view as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)
		(As Adjusted – See Note 1)		(As Adjusted – See Note 1)
	(In thousands, except share data)

NET REVENUE	$86,156	$88,214	$242,086	$244,874
OPERATING EXPENSES:
Programming and technical	21,512	18,661	61,430	54,835
Selling, general and administrative	30,042	28,169	82,505	76,276
Corporate selling, general and administrative	7,079	5,023	31,416	21,242
Depreciation and amortization	5,222	3,664	14,057	11,047
Impairment of long-lived assets	337,936	—	337,936	5,506
Total operating expenses	401,791	55,517	527,344	168,906
Operating (loss) income	(315,635)	32,697	(285,258)	75,968
INTEREST INCOME	111	292	442	853
INTEREST EXPENSE	14,130	18,400	46,549	55,047
EQUITY IN LOSS OF AFFILIATED COMPANY	1,119	2,903	3,918	10,209
OTHER INCOME (EXPENSE),net	5,630	(15)	6,601	(23)
(Loss) income before (benefit) provision from income taxes, minority interest in income of subsidiaries and discontinued operations	(325,143)	11,671	(328,682)	11,542
(BENEFIT) PROVISION FROM INCOME TAXES	(59,651)	5,513	(40,992)	6,164
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	1,260	1,274	3,141	3,099
Net (loss) income from continuing operations	(266,752)	4,884	(290,831)	2,279
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	639	(194)	(5,808)	(5,642)
NET (LOSS) INCOME	$(266,113)	$4,690	$(296,639)	$(3,363)
BASIC AND DILUTED NET (LOSS) INCOME FROM CONTINUING OPERATIONS PER COMMON SHARE	$(2.82)	$0.05	$(2.99)	$0.02	*
BASIC AND DILUTED NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS PER COMMON SHARE	$0.01	$0.00	$(0.06)	$(0.06	)*
BASIC AND DILUTED NET (LOSS) INCOME PER COMMON SHARE	$(2.81)	$0.05	$(3.05)	$(0.03	)*
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	94,537,081	98,710,633	97,219,115	98,710,633
Diluted	94,537,081	98,725,387	97,219,115	98,710,633

*  Earnings per share amounts do not add due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
	September 30, 2008	December 31, 2007
	(Unaudited)	(As Adjusted-
		See Note 1)
	(In thousands, except share data)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$30,393	$24,247
Trade accounts receivable, net of allowance for doubtful accounts of $2,428 and $2,021, respectively	56,760	50,425
Prepaid expenses and other current assets	5,462	6,118
Deferred income tax asset	14,918	15,147
Current assets from discontinued operations	309	3,249
Total current assets	107,842	99,186
PROPERTY AND EQUIPMENT, net	50,416	44,740
GOODWILL	164,803	146,156
RADIO BROADCASTING LICENSES, net	814,792	1,118,747
OTHER INTANGIBLE ASSETS, net	52,499	45,418
INVESTMENT IN AFFILIATED COMPANY	46,757	48,399
OTHER ASSETS	9,035	8,573
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	61	152,123
Total assets	$1,246,205	$1,663,342

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$6,012	$4,958
Accrued interest	7,777	19,004
Accrued compensation and related benefits	18,313	16,319
Income taxes payable	—	4,463
Other current liabilities	10,656	12,124
Current portion of long-term debt	41,536	26,004
Current liabilities from discontinued operations	700	2,704
Total current liabilities	84,994	85,576
LONG-TERM DEBT, net of current portion	723,613	789,500
OTHER LONG-TERM LIABILITIES	4,769	5,227
DEFERRED INCOME TAX LIABILITY	107,500	149,950
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	—	483
Total liabilities	920,876	1,030,736
MINORITY INTEREST IN SUBSIDIARIES	1,125	3,889
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at September 30, 2008 and December 31, 2007	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 3,016,730 and 4,321,378 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	3	4
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 and 2,861,863 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 82,077,346 and 88,638,576 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively	81	89
Accumulated other comprehensive (loss) income	(1,082)	644
Stock subscriptions receivable	—	(1,717)
Additional paid-in capital	1,036,417	1,044,273
Accumulated deficit	(711,221)	(414,582)
Total stockholders’ equity	324,204	628,717
Total liabilities and stockholders’ equity	$1,246,205	$1,663,342

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Comprehensive Loss	Accumulated Other Comprehensive Income (Loss)	Stock Subscriptions Receivable	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
										(As Adjusted – See Note 1)
	(In thousands, except share data)
BALANCE, as of December 31, 2007	$—	$4	$3	$3	$89		$644	$(1,717)	$1,044,273	$(414,582)	$628,717
Comprehensive loss:
Net loss	—	—	—	—	—	$(296,639)	—	—	—	(296,639)	(296,639)
Change in unrealized loss on derivative and hedging activities, net of taxes	—	—	—	—	—	(1,726)	(1,726)	—	—	—	(1,726)
Comprehensive loss						$(298,365)
Repurchase of 421,661 shares of Class A and 8,769,704 shares of Class D	—	(1)	—	—	(8)		—	—	(9,188)	—	(9,197)
Vesting of non-employee restricted stock	—	—	—	—	—		—	—	90	—	90
Repayment of officer’s loan	—	—	—	—	—		—	1,737	—	—	1,737
Stock-based compensation expense	—	—	—	—	—		—	—	1,242	—	1,242
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(20)	—	—	(20)
BALANCE, as of September 30, 2008	$—	$3	$3	$3	$81		$(1,082)	$—	$1,036,417	$(711,221)	$324,204

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30,
	2008	2007
		(As Adjusted - See Note 1)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(296,639)	$(3,363)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	14,057	11,047
Amortization of debt financing costs	1,989	1,630
Amortization of production content	—	332
Deferred income taxes	(42,684)	(912)
Impairment of long-lived assets	337,936	5,506
Equity in loss of affiliated company	3,918	10,209
Minority interest in income of subsidiaries	3,141	3,099
Stock-based compensation and other non-cash compensation	1,279	751
Gain on retirement of debt	(6,694)	—
Amortization of contract inducement and termination fee	(1,421)	(1,421)
Change in interest due on stock subscription receivable	(20)	(59)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(6,335)	(2,507)
Prepaid expenses and other current assets	703	196
Income tax receivable	—	1,296
Other assets	(6,201)	5
Accounts payable	3,501	(5,669)
Accrued interest	(11,227)	(10,391)
Accrued compensation and related benefits	(941)	1,309
Income taxes payable	(4,463)	1,032
Other liabilities	(1,630)	(1,686)
Net cash flows provided from operating activities from discontinued operations	2,397	6,010
Net cash flows (used in) provided from operating activities	(9,334)	16,414
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(7,887)	(6,183)
Equity investments	—	(11,886)
Acquisitions, net of cash acquired	(70,426)	—
Purchase of other intangible assets	(1,195)	(5)
Proceeds from sale of assets	150,224	104,000
Deposits and payments for station purchases and other assets	161	(5,100)
Net cash flows provided from investing activities in discontinued operations	—	365
Net cash flows provided from investing activities	70,877	81,191
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of other debt	(1,004)	(27)
Repurchase of Senior Subordinated Notes	(44,406)	—
Repayment of credit facility	(151,611)	(102,500)
Proceeds from credit facility	153,000	—
Repurchase of common stock	(9,197)	—
Repayment of stock subscriptions receivable	1,737	—
Debt refinancing costs	—	(3,004)
Payment of dividend to minority interest shareholders	(3,916)	(2,940)
Net cash flows used in financing activities	(55,397)	(108,471)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	6,146	(10,866)
CASH AND CASH EQUIVALENTS, beginning of period	24,247	32,406
CASH AND CASH EQUIVALENTS, end of period	$30,393	$21,540

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$57,776	$64,754
Income taxes	$6,747	$4,574

Supplemental Note:In July 2007, a seller financed loan of approximately $2.6 million was incurred when the Company acquired the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area.  As of September 30, 2008 this, loan was paid in full.

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Organization

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is one of the nation’s largest radio broadcasting companies and the largest broadcasting company that primarily targets African-American and urban listeners. While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, we have recently diversified our revenue streams and have made acquisitions and investments in other complementary media properties.  In April 2008, we completed our acquisition of Community Connect Inc. (“CCI”), an online social networking company that hosts the website BlackPlanet, the largest social networking site primarily targeted at African-Americans.   This acquisition is consistent with our operating strategy of becoming a multi-media entertainment and information content provider to African-American consumers.  Our other media acquisitions and investments include our approximate 36% ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 51% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; and our acquisition of certain assets of Giant Magazine, LLC (“Giant Magazine”), an urban-themed lifestyle and entertainment magazine. Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American audience.

While diversifying our operations, since December 2006, we completed the sale of approximately $287.9 million of our non-core radio assets.  While we maintained our core radio franchise, these dispositions have allowed the Company to more strategically allocate its resources consistent with its long-term multi-media operating strategy. We currently own 53 broadcast stations located in 16 urban markets in the United States.

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

Certain reclassifications associated with accounting for discontinued operations have been made to the accompanying prior period financial statements to conform to the current period presentation. Where applicable, these financial statements have been identified as “As Adjusted.” These reclassifications had no effect on previously reported net income or loss, or any other previously reported statements of operations, balance sheet or cash flow amounts. (See Note 3 — Discontinued Operations for further discussion.)

   During the second quarter of 2008, Radio One was advised that prior period financial statements of TV One, an affiliate accounted for under the equity method, had been restated to correct certain errors that affected the reported amount of members’ equity and liabilities.  These restatement adjustments had a corresponding effect on the Company’s share of the earnings of TV One reported in prior periods.  Under the guidance of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company has determined the errors are immaterial to our consolidated financial statements for all prior periods.  However, because the effects of correcting the cumulative prior period errors would have been material to our second quarter 2008 consolidated financial statements, we have adjusted certain previously reported amounts in the accompanying 2007 interim consolidated financial statements.

The impact on the financial statements is as follows (in thousands):

Selected Balance Sheet Data

	As Previously Reported, December 31, 2007	Adjustments	As Adjusted, December 31, 2007

Investment in Affiliated Company	$52,782	$(4,383)	$48,399
Total Assets	$1,667,725	$(4,383)	$1,663,342
Accumulated Deficit	$(410,199)	$(4,383)	$(414,582)
Total Stockholders’ Equity	$633,100	$(4,383)	$628,717

Selected Statement of Operations Data

	Three Months Ended September 30, 2007			Nine Months Ended September 30, 2007

	As Previously Reported*	Adjustments	As Adjusted	As Previously Reported*	Adjustments		As Adjusted

Equity in Loss of Affiliated Company	$2,793	$110	$2,903	$7,551	$2,658		$10,209
Income before benefit from income taxes, minority interest in income of subsidiaries and discontinued operations	$11,781	$(110)	$11,671	$14,200	$(2,658)		$11,542
Net income (loss) from continuing operations	$4,994	$(110)	$4,884	$4,937	$(2,658)		$2,279
Net income (loss)	$4,801	$(110)	$4,690	$(704)	$(2,658)		$(3,363)

Basic and Diluted Net Income from Continuing Operations per Common Share	$0.05	$0.00	$0.05	$0.05	$(0.03	)**	$0.02	**
Basic and Diluted Net Income (Loss) from Discontinued Operations per Common Share	0.00	0.00	0.00	(0.06)	0.00	**	(0.06	)**
Basic and Diluted Net Income per Common Share	$0.05	$0.00	$0.05	$(0.01)	$(0.02	)**	$(0.03	)**

*   As adjusted to reflect the impact of discontinued operations for the Company’s disposal of the Los Angeles station.
** Earnings per share amounts do not add due to rounding.

(c)  Financial Instruments

Financial instruments as of September 30, 2008 and December 31, 2007 consisted of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, accrued expenses, long-term debt and subscriptions receivable. The carrying amounts approximated fair value for each of these financial instruments as of September 30, 2008 and December 31, 2007, except for the Company’s outstanding Senior Subordinated Notes. The 8 7/8% Senior Subordinated Notes had a fair value of approximately $204.1 million and $282.0 million as of September 30, 2008 and December 31, 2007, respectively. The 6 3/8% Senior Subordinated Notes had a fair value of approximately $136.0 million and $166.5 million as of September 30, 2008 and December 31, 2007, respectively. The fair value was determined based on the fair market value of similar instruments.

(d)  Revenue Recognition

The Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with SAB No. 104, Topic 13,“Revenue Recognition, Revised and Updated.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $9.2 million and $10.0 million during the three months ended September 30, 2008 and 2007, respectively. Agency and outside sales representative commissions were approximately $26.6 million and $28.2 million during the nine months ended September 30, 2008 and 2007, respectively.

CCI, which the Company acquired in April 2008, currently generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services, including advertising aimed at diversity recruiting. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable. CCI has a diversity recruiting agreement with Monster, Inc. (“Monster”).  Under the agreement, Monster posts job listings and advertising on CCI’s websites and CCI earns revenue for displaying the images on its websites.

Publishing revenue generated by Giant Magazine, mainly advertising, subscription and newsstand sales, is recognized when the issue is available for sale.

(e)  Barter Transactions

 The Company provides broadcast advertising time in exchange for programming content and certain services. In accordance with guidance provided by the Emerging Issues Task Force (“EITF”) No. 99-17,“Accounting for Advertising Barter Transactions,” the terms of these exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended September 30, 2008 and 2007, barter transaction revenues were reflected in net revenue of $722,000 and $675,000, respectively. For the nine months ended September 30, 2008 and 2007, barter transaction revenues were reflected in net revenue of approximately $1.9 million and $1.8 million, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $680,000 and $692,000 and $41,000 and $0, in the respective three month periods ended September 30, 2008 and 2007. For the nine months ended September 30, 2008 and 2007, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of approximately $1.8 million and $1.7 million and $124,000 and $124,000, respectively.

(f)  Comprehensive (Loss) Income

The Company’s comprehensive (loss) income consists of net (loss) income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive loss consists of losses on derivative instruments that qualify for cash flow hedge treatment.

The following table sets forth the components of comprehensive (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)

Net (loss) income	$(266,113)	$4,690	$(296,639)	$(3,363)
Other comprehensive loss (net of tax benefit of $0 and $721, and tax provision of $0 and $644, respectively):
Derivative and hedging activities	(260)	(810)	(1,726)	(644)
Comprehensive (loss) income	$(266,373)	$3,880	$(298,365)	$(4,007)

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of September 30, 2008, the fair values of our financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)

Liabilities:
Interest rate swaps (a)	$1,084	$—	$1,084	$—
Employment agreement award (b)	4,554	—	—	4,554

Total liabilities	$5,638	$—	$1,084	$4,554

(a) Based on London Interbank Offered Rate (“LIBOR”).
(b) Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) will be eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviewed the factors underlying this award during the quarter ended September 30, 2008 and concluded there was no change to the fair value of the award. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company or is terminated for cause. The Company engaged an independent third party to perform a fair valuation of the award. (See Note 6 – Derivative Instruments.)

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

(i) Impact of Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161,“Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS No. 161 requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format.  It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related.  Finally, it requires cross referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  This statement is effective for interim periods beginning after November 15, 2008, although early application is encouraged.  The Company has not completed its assessment of the impact this new pronouncement will have on disclosures to the Company’s consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 141R,“Business Combinations.” SFAS No. 141R replaces SFAS No. 141, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value.  SFAS No. 141R also requires transaction costs related to the business combination to be expensed as incurred.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date for the Company will be January 1, 2009.  We have not determined the impact of SFAS No. 141R related to future acquisitions, if any, on our consolidated financial statements.

 In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years beginning after December 15, 2008. The effective date for the Company will be January 1, 2009. We have not determined the impact this new pronouncement will have on the consolidated financial statements.

In December 2007, the SEC issued SAB No. 110 that modified SAB No. 107 regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R,“Share-Based Payment.”  Under SAB No. 107, the use of the “simplified” method was not allowed beyond December 31, 2007. SAB No. 110 allows, however, the use of the “simplified” method beyond December 31, 2007 under certain circumstances. We currently use the “simplified” method under SAB No. 107, and we expect to continue to use the “simplified” method in future periods if the facts and circumstances permit.

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

2.  ACQUISITIONS:

In June 2008, the Company purchased the assets of WPRS-FM (formerly WXGG-FM), a radio station located in the Washington, DC metropolitan area for $38.0 million.  Since April 2007 and until closing, the station had been operated under a local marketing agreement (“LMA”), and the results of its operations had been included in the Company’s consolidated financial statements since the inception of the LMA.  The station was consolidated with the Company’s existing Washington, DC operations in April 2007. The Company’s final purchase price allocation consisted of approximately $33.9 million to radio broadcasting license, approximately $1.3 million to definitive-lived intangibles (acquired income leases), $965,000 to goodwill and approximately $1.8 million to fixed assets on the Company’s consolidated balance sheet as of September 30, 2008.

In April 2008, the Company completed a merger to acquire CCI for $38.0 million in cash. CCI is an on line social networking company operating branded websites including BlackPlanet, MiGente, and AsianAvenue. The Company’s preliminary purchase price allocation consisted of approximately $10.2 million to current assets, $4.6 million to fixed assets, $17.0 million to goodwill, $13.3 million to definitive-lived intangibles (registered membership lists and relationships, advertiser relationships and lists, favorable subleases, trademarks, trade names, etc.), and $5.0 million to current liabilities on the Company’s consolidated balance sheet as of September 30, 2008.

In July 2007, the Company purchased the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area for approximately $2.6 million. The sales price was financed by a loan from the seller, which was paid in full as of September 30, 2008. Since August 2001 and until closing, the station had been operated under an LMA, and the results of its operations had been included in the Company’s consolidated financial statements since the inception of the LMA. The station was consolidated with the Company’s existing Cincinnati operations in 2001. (See Note 12 — Related Party Transactions.)

3.  DISCONTINUED OPERATIONS:

Between December 2006 and June 2008, the Company closed on the sale of the assets of 20 radio stations in seven markets for approximately $287.9 million in cash. The assets and liabilities of these stations have been classified as discontinued operations as of September 30, 2008 and December 31, 2007, and the stations’ results of operations for the three and nine month periods ended September 30, 2008 and 2007 have been classified as discontinued operations in the accompanying consolidated financial statements. For the period beginning December 1, 2006 and ending September 30, 2008, the Company used approximately $262.0 million of the proceeds from these asset sales to pay down debt.

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

The following table summarizes the operating results for these stations for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Net revenue	$2	$7,510	$2,363	$25,833
Station operating expenses	25	7,246	4,245	24,720
Depreciation and amortization	2	385	81	1,387
Impairment of long-lived assets	—	—	5,076	10,395
Other (expense) income	(1)	130	117	1
(Loss) gain on sale of assets	(51)	2,510	1,580	2,511
(Loss) income before income taxes	(77)	2,519	(5,342)	(8,157)
(Benefit) provision from income taxes	(716)	2,713	466	(2,515)
Income (loss) from discontinued operations, net of tax	$639	$(194)	$(5,808)	$(5,642)

The assets and liabilities of these stations classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	September 30, 2008	December 31, 2007
	(In thousands)

Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$309	$2,725
Prepaid expenses and other current assets	—	524
Total current assets	309	3,249
Property and equipment, net	61	3,349
Intangible assets, net	—	148,388
Other assets	—	386
Total assets	$370	$155,372
Current liabilities:
Other current liabilities	$700	$2,704
Total current liabilities	700	2,704
Other long-term liabilities	—	483
Total liabilities	$700	$3,187

4.  GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

The fair value of goodwill and radio broadcasting licenses is determined on a market basis using a discounted cash flow model that considers, among other things, the market’s revenue and growth projections, the financial performance of typical stations in the market and estimated multiples for station sale transactions in the market. Because the assumptions used in estimating the fair value of goodwill and radio broadcasting licenses are based on current conditions, a change in market conditions or in the discount rate could have a significant effect on the estimated value of goodwill or radio broadcasting licenses. A significant decrease in the fair value of goodwill or radio broadcasting licenses in a market could result in an impairment charge. The Company performs an impairment test as of October 1st of each year, or when other conditions suggest impairment may have occurred.

  Given the current economic conditions and continual revenue declines in the radio broadcast industry, the Company performed an interim test for impairment of the Company’s indefinite-lived intangible assets and recorded an impairment charge of approximately $337.9 million for the period ended September 30, 2008.  The impairment charges were non-cash in nature, and were recorded to reduce the carrying value of radio broadcasting licenses to their estimated fair values for 11 of our 16 markets, namely in Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Houston, Indianapolis, Philadelphia, Raleigh-Durham, Richmond and St. Louis. The impairments are driven in part by slower revenue growth at both the industry and market levels, declining radio station transaction multiples and a higher cost of capital.  The impairments are indicative of a trend in the broadcast industry and are not unique to the Company. During the fourth quarter of 2008, as part of its annual impairment assessment, the Company will update the recent interim impairment analysis, which could result in further write-downs of goodwill, radio broadcasting licenses and other intangible assets.

During the nine months ended September 30, 2008, the Company increased the carrying value of goodwill by approximately $17.0 million in connection with the CCI acquisition and increased goodwill and radio broadcasting licenses by approximately $34.9 million in connection with the acquisition of WPRS-FM (formerly WXGG-FM).

During the nine months ended September 30, 2008, the carrying value of the radio broadcasting license for KRBV-FM in Los Angeles exceeded the sales price called for in the executed asset purchase agreement less the related costs to sell the property. Accordingly, as part of discontinued operations for the nine months ended September 30, 2008, the Company reduced the carrying value of that license by approximately $5.1 million. The carrying amounts of radio broadcasting licenses at September 30, 2008 and December 31, 2007 were approximately $814.8 million and $1.1 billion, respectively. The carrying amount of goodwill at September 30, 2008 and December 31, 2007 was approximately $164.8 million and $146.2 million, respectively.

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	September 30, 2008	December 31, 2007	Period of Amortization
	(In thousands)

Trade names	$17,063	$16,848	2-5 years
Talent agreements	19,549	19,549	10 years
Debt financing costs	20,186	20,850	Term of debt
Intellectual property	14,671	14,532	4-10 years
Affiliate agreements	7,769	7,769	1-10 years
Acquired income leases	1,256	—	3-9 years
Non-compete agreements	1,260	210	1-3 years
Advertiser agreements, relationships and lists	4,199	—	2-7 years
Favorable office and transmitter leases	5,489	4,296	2-60 years
Registered membership lists	6,851	—	2.5 years
Other intangibles	1,229	1,145	1-5 years
	99,522	85,199
Less: Accumulated amortization	(47,023)	(39,781)
Other intangible assets, net	$52,499	$45,418

Amortization expense of intangible assets for the nine months ended September 30, 2008 and 2007 was approximately $5.6 million and $3.7 million, respectively, of which the entire increase was driven by the acquisition of CCI. The amortization of deferred financing costs was charged to interest expense for all periods presented.

The following table presents the Company’s estimate of amortization expense for the fourth quarter 2008 and each of the four succeeding years for intangible assets, excluding deferred financing costs.

(In thousands)

October – December 2008	$2,305
2009	$9,407
2010	$7,952
2011	$5,098
2012	$4,811

Actual amortization expense may vary as a result of future acquisitions and dispositions.

5.  INVESTMENT IN AFFILIATED COMPANY:

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of September 30, 2008. The initial four year commitment period for funding the capital was extended to December 31, 2008, due in part to TV One’s lower than anticipated capital needs during the initial commitment period. In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One. As of September 30, 2008, the Company owned approximately 36% of TV One on a fully-converted basis.

The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the three month period ended September 30, 2008, the Company’s allocable share of TV One’s operating losses was approximately $1.1 million compared to the three month period ended September 30, 2007 in which the Company’s allocable share of TV One’s operating losses was approximately $2.9 million. For the nine month periods ended September 30, 2008 and 2007, the Company’s allocable shares of TV One’s operating losses were approximately $3.9 million and $10.2 million, respectively.

During the second quarter of 2008, Radio One was advised that prior period financial statements of TV One, an affiliate accounted for under the equity method, had been restated to correct certain errors that affected the reported amount of members’ equity and liabilities.  These restatement adjustments had a corresponding effect on the Company’s share of the earnings of TV One reported in prior periods.  Under the guidance of SAB No. 99, “Materiality” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company has determined the errors are immaterial to our consolidated financial statements for all prior periods. However, because the effects of correcting the cumulative prior period errors would have been material to our second quarter 2008 consolidated financial statements, we have adjusted certain previously reported amounts in the accompanying 2007 interim consolidated financial statements.

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

The Company is accounting for the services provided to TV One under the advertising and network services agreements in accordance with EITF Issue No. 00-8,“Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.”  As services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, the most reliable unit of measurement has been determined to be the value of underlying advertising time that is being provided to TV One. For the network services agreement, the most reliable unit of measurement has been determined to be the value of the equity received in TV One. As a result, the Company is re-measuring the fair value of the equity received in consideration of its obligations under the network services agreement in each subsequent reporting period as the services are provided. The Company recognized $951,000 and approximately $1.3 million in revenue relating to these two agreements for each of the three month periods ended September 30, 2008 and 2007, respectively, and recognized approximately $3.5 million and $2.9 million in revenue relating to these two agreements for each of the nine month periods ended September 30, 2008 and 2007, respectively.

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

Under the remaining swap agreements, the Company pays the fixed rate listed in the table above. The counterparties to the agreements pay the Company a floating interest rate based on the three-month LIBOR, for which measurement and settlement is performed quarterly. The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments as of September 30, 2008 to be a liability of approximately $1.1 million. The fair value of the interest swap agreements is estimated by obtaining quotations from the financial institutions that are parties to the Company’s swap agreements. The fair value is an estimate of the net amount that the Company would pay on September 30, 2008, if the agreements were transferred to other parties or cancelled by the Company.

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

        Derivative Instruments

 The Company recognizes all derivatives at fair value, whether designated in hedging relationships or not, in the balance sheet as either an asset or liability. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income. If a derivative does not qualify as a hedge, it is marked to fair value through the statement of operations.  Any fees associated with these derivatives are amortized over their term.

  As of September 30, 2008, the Company was party to an Employment Agreement executed in April 2008 with the CEO which calls for an award that has been accounted for as a derivative instrument without a hedging relationship in accordance with the guidance provided in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. With the assistance of a third party appraiser, the Company estimated the fair value of the award at June 30, 2008 to be approximately $4.6 million, and accordingly, recorded non-cash compensation expense and a liability for this amount. The Company reviewed the factors underlying this award during the quarter ended September 30, 2008 and concluded there was no change to the fair value of the award. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company, or is terminated for cause.

7.  LONG-TERM DEBT:

Long-term debt consists of the following:

	September 30, 2008	December 31, 2007
	(In thousands)

Credit Facilities
8 7/8% Senior Subordinated Notes due July 2011	$248,899	$300,000
6 3/8% Senior Subordinated Notes due February 2013	200,000	200,000
Credit facilities	315,889	314,500
Capital lease	361	—
Seller financed acquisition loan	—	1,004
Total long-term debt	765,149	815,504
Less: current portion	41,536	26,004
Long term debt, net of current portion	$723,613	$789,500

Credit Facilities

In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Credit Agreement was amended in April 2006 to modify certain financial covenants. The term of the Credit Agreement is seven years and the total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions including but not limited to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to December 31, 2007, and no less than 2.25 to 1.00 from January 1, 2008 to December 31, 2008, and no less than 2.50 to 1.00 from January 1, 2009 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.00 to 1.00 beginning April 1, 2006 to December 31, 2007, and no greater than 6.00 to 1.00 beginning January 1, 2008 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. The Company was in compliance with all debt covenants as of September30, 2008. At the date of the filing of this Form 10-Q and based on current projections, the Company’s management believes it will be in compliance with all debt covenants for the next 12 months. Based on its fiscal year end 2007 excess cash flow calculation, the Company made a debt principal prepayment of approximately $6.0 million in May 2008.

As of September 30, 2008, the Company had outstanding approximately $315.9 million on its credit facility. During the nine months ended September 30, 2008, we borrowed approximately $153.0 million from our credit facility to fund the repurchase of bonds and the acquisitions of CCI and WPRS-FM (formerly WXGG-FM), and repaid approximately $151.6 million.

       Senior Subordinated Notes

As of September 30, 2008, the Company had outstanding $200.0 million of its 6 3/8% Senior Subordinated Notes due in February 2013 and $248.9 million of its 8 7/8% Senior Subordinated Notes due in July 2011. During the third quarter 2008, the Company repurchased approximately $43.1 million of its 8 7/8% Senior Subordinated Notes. The Company recorded in the statements of operations a gain on the extinguishment of debt of approximately $5.7 million, net of the write-off of deferred financing costs of $355,000. In June 2008, the Company repurchased $8.0 million of its 8 7/8% Senior Subordinated Notes and recorded in the statements of operations a gain on the extinguishment of debt of approximately $1.0 million, net of the write-off of deferred financing costs of $65,000. Throughout October 2008, the Company continued to repurchase its 8 7/8% Senior Subordinated Notes. (See Note 13 – Subsequent Events.)

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

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes, the 6 3/8% Senior Subordinated Notes and the Company’s obligations under the Credit Agreement.

Future minimum principal payments of long-term debt as of September 30, 2008 are as follows:

	Senior Subordinated Notes	Credit and Other Facilities
	(In thousands)

October — December 2008	$—	$9,847
2009	—	43,799
2010	—	48,442
2011	248,899	48,442
2012	—	165,720
2013 and thereafter	200,000	—
Total long-term debt	$448,899	$316,250

8.  INCOME TAXES:

The estimated annual effective tax rate from continuing operations for the nine month period ended September 30, 2008 was 12.5%. The estimated annual effective rate was also projected at 12.5%, as the discrete items affecting continuing operations were not material.

For the periods ending March 31, 2008 and June 30, 2008, the Company had determined that minor fluctuations in its projected income would create significant changes to the estimated annual effective tax rate. Pursuant to FIN No. 18, “Accounting for Income Taxes in Interim Periods,” the Company had provided for tax expense using an actual calculation for certain filing jurisdictions for both quarters. However, due to the significant impairment charges of intangible assets recorded during the quarter ended September 30, 2008, the Company determined that minor fluctuations in its projected book income would no longer create significant changes to the estimated annual effective rate. Hence, an estimated annual effective tax rate was in incorporated into the quarter ended September 30, 2008’s provision instead of an actual tax expense calculation.

During the fourth quarter 2007, except for deferred tax assets (“DTAs”) in its historically profitable filing jurisdictions, and DTAs that may be benefited by future reversing deferred tax liabilities (“DTLs”), the Company recorded a full valuation allowance for all other DTAs, mainly net operating loss carryforwards (“NOLs”), as it was determined that more likely than not, the DTAs would not be realized.  The Company reached this determination based on its then cumulative loss position and the uncertainty of future taxable income. Consistent with that prior realizability assessment, the Company accounted for the valuation allowance adjustments in the calculation of the annual effective rate. The most significant factor affecting this valuation allowance relates to changes in the indefinite-lived intangibles. The approximately $337.9 million impairment charge recorded in the three month period ended September 30, 2008 resulted in the reduction of indefinite-lived intangibles and the creation of a DTA of $47.8 million. A full valuation allowance was established in the annual effective rate calculation for this DTA. Consistent with the prior 2008 periods, the current period tax amortization of indefinite-lived intangibles created DTLs that cannot be assumed to reverse in a period to benefit DTAs, mainly NOLs, created by the amortization. These DTLs would reverse in some future indefinite period when the intangible asset is either sold or impaired.  As a result, a valuation allowance for this anticipated increase to DTA’s from the amortization was included in the annual effective tax rate calculation.

On January 1, 2007, the Company adopted the provisions of FIN No. 48,“Accounting for Uncertainty in Income Taxes - Interpretation of SFAS No. 109,”  which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. The nature of the uncertainties pertaining to our income tax position is primarily due to various state tax positions. As of September 30, 2008, we had approximately $5.0 million in unrecognized tax benefits. Accrued interest and penalties related to unrecognized tax benefits is recognized as a component of tax expense. As such, during the three and nine months ended September 30, 2008, the Company recorded interest and penalties of $57,000 and $71,000 respectively, related to unrecognized tax benefits and as of September 30, 2008, the Company recorded a liability of $158,000 for such. The Company estimates the possible change in unrecognized tax benefits prior to September 30, 2009 would be $0 to a reduction of $219,000, due to expiring statutes.

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

9.  STOCKHOLDERS’ EQUITY:

In March 2008, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock through December 31, 2009, in an amount of up to $150.0 million, the maximum amount allowable under the Credit Agreement.  The amount and timing of such repurchases will be based on pricing, general economic and market conditions, and the restrictions contained in the agreements governing the Company’s credit facilities and subordinated debt and certain other factors.While $150.0 million is the maximum amount allowable under the Credit Agreement, in 2005, under a prior board authorization, the Company utilized approximately $78.0 million to repurchase common stock leaving capacity of $72.0 million under the Credit Agreement. During the period ended September 30, 2008, the Company repurchased 421,661 shares of Class A common stock at an average price of $1.32 and 8.8 million shares of Class D common stock at an average price of $0.99.  As of September 30, 2008, the Company had $62.8 million in capacity available under the 2008 share repurchase program, taking into account the limitations of the Credit Agreement and prior repurchase activity.

The Company continues to have an open stock repurchase authorization with respect to its Class A and D stock and continued to make purchases subsequent to September 30, 2008. (See Note 13 – Subsequent Events.)

  Stock Option and Restricted Stock Grant Plan

 Radio One may issue up to 10,816,198 shares of Class D common stock under the Company’s Stock Option and Restricted Stock Grant Plan (“Plan”). At inception of the Plan, the Company’s board of directors authorized 1,408,099 shares of Class A common stock to be issuable under this plan. As of September 30, 2008, 5,494,434 shares were available for grant. The options are exercisable in installments determined by the compensation committee of the Company’s board of directors at the time of grant. The options expire as determined by the compensation committee, but no later than ten years from the date of the grant. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock.

The Company uses the Black-Scholes (“BSM”) valuation model to calculate the fair value of stock-based awards. The BSM incorporates various assumptions including volatility, expected life, and interest rates. For options granted during the nine months ended September 30, 2008, the Company used the BSM option-pricing model and determined: (1) the term by using the simplified “plain-vanilla” method as allowed under SAB No. 110; (2) a historical volatility over a period commensurate with the expected term, with the observation of the volatility on a daily basis; and (3) a risk-free interest rate that was consistent with the expected term of the stock options and based on the U.S. Treasury yield curve in effect at the time of the grant.

The Company did not grant options during the three months ended September 30, 2008. The Company granted 115,841 stock options during the three months ended September 30, 2007. The Company granted 1,913,650 and 216,000 stock options for the nine months ended September 30, 2008 and 2007, respectively. The per share weighted-average fair value of options granted during the three months ended September 30, 2007 was $2.11. The per share weighted-average fair value of options granted during the nine months ended September 30, 2008 and 2007 was $0.74 and $2.96, respectively.

These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2008	2007	2008	2007

Average risk-free interest rate	—	4.60%	3.37%	4.70%
Expected dividend yield	—	0.00%	0.00%	0.00%
Expected lives	—	7.7 years	6.5 years	7.7 years
Expected volatility	—	40.00%	49.66%	40.00%

Transactions and other information relating to the stock options for the period ended September 30, 2008 are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)

Balance as of December 31, 2007	4,384,000	$14.04	—	—
Granted	1,913,000	1.41	—	—
Exercised	—	—	—	—
Forfeited, Cancelled	719,000	14.29	—	—
Balance as of September 30, 2008	5,578,000	$9.67	6.91	—
Vested and expected to vest as of September 30, 2008	5,259,000	$10.05	6.78	—
Unvested as of September 30, 2008	2,237,000	$2.48	9.39	—
Exercisable as of September 30, 2008	3,341,000	$14.47	5.26	—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the Company’s closing price on the last day of trading during the three months ended September 30, 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all the option holders exercised their options on September 30, 2008. This amount changes based on the fair market value of the Company’s stock. The number of options that vested during the three and nine months ended September 30, 2008 were 39,833 and 237,031 respectively.

As of September 30, 2008, approximately $2.3 million of total unrecognized compensation cost related to stock options issued is expected to be recognized over a weighted-average period of approximately 1.1 years. The stock option weighted-average fair value per share was $1.06 at September 30, 2008.

The Company did not grant any options during the three month period ended September 30, 2008 and granted 84,000 shares of restricted stock during the three month period ended September 30, 2007. The Company granted 525,000 and 232,500 shares of restricted stock during the nine month period ended September 30, 2008 and 2007, respectively.

As of September 30, 2008, approximately $1.4 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over a weighted-average period of 1.4 years.

        Transactions and other information relating to restricted stock grants for the period ended September 30, 2008 are summarized below:

	Number of Restricted Shares	Weighted-Average Fair Value at Grant Date

Unvested as of December 31, 2007	232,000	$6.20
Granted	525,000	$1.41
Vested	(83,000)	$7.42
Forfeited, Cancelled, Expired	—	$—
Unvested as of September 30, 2008	674,000	$2.49

 10.  SEGMENT INFORMATION:

Given the recent diversification strategy, the Company now has two reportable segments: (i) Radio Broadcasting and (ii) Internet/Publishing. These two segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The Radio Broadcasting segment consists of all broadcast and Reach Media results of operations. The Internet/Publishing segment includes the results of our online business, Giant Magazine and the operations of CCI since its date of acquisition. Corporate/Eliminations/Other represents financial activity associated with our corporate staff and offices, inter-company activity between the two segments and activity associated with a small film venture. Inter-company revenue earned and expenses charged between segments are recorded at fair value and eliminated in consolidation.

           The accounting policies as described in the summary of significant accounting policies included in the Company’s Annual Report filed on Form 10-K for the year ended December 31, 2007, and in Note 1 to these consolidated financial statements are applied consistently across the two segments.

RADIO ONE, INC. AND SUBSIDIARIES
SEGMENTED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

			Corporate/
	Radio	Internet/	Eliminations/
	Broadcasting	Publishing	Other	Consolidated
	(Unaudited)
	(In thousands)

NET REVENUE	$81,679	$5,576	$(1,099)	$86,156
OPERATING EXPENSES:
Programming and technical, excluding stock-based compensation	19,054	3,373	(950)	21,477
Selling, general and administrative, excluding stock-based compensation	25,460	5,297	(745)	30,012
Corporate selling, general and administrative, excluding stock-based compensation	1,819	—	4,910	6,729
Stock-based compensation	26	39	350	415
Depreciation and amortization	3,475	1,433	314	5,222
Impairment of long-lived assets	337,936	—	—	337,936
Total operating expenses	387,770	10,142	3,879	401,791
Operating loss	(306,091)	(4,566)	(4,978)	(315,635)
INTEREST INCOME	23	4	84	111
INTEREST EXPENSE	—	8	14,122	14,130
EQUITY IN LOSS OF AFFILIATED COMPANY	—	—	1,119	1,119
OTHER (EXPENSE) INCOME, net	(49)	—	5,679	5,630
Loss before benefit from income taxes and minority interest in income of subsidiary and discontinued operations	(306,117)	(4,570)	(14,456)	(325,143)
BENEFIT FROM INCOME TAXES	(59,651)	—	—	(59,651)
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	1,254	—	6	1,260
Net loss from continuing operations	(247,720)	(4,570)	(14,462)	(266,752)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	639	—	—	639
Net loss	$(247,081)	$(4,570)	$(14,462)	$(266,113)

RADIO ONE, INC. AND SUBSIDIARIES
SELECTED BALANCE SHEET INFORMATION
AS OF SEPTEMBER 30, 2008

			Corporate/
	Radio	Internet/	Eliminations/
	Broadcasting	Publishing	Other	Consolidated
	(Unaudited)
	(In thousands)

Total Assets	$1,220,770	$43,149	$(17,714)	$1,246,205	*

*  Total assets decreased from December 31, 2007 primarily due to a non-cash impairment charge of approximately $337.9 million for the period ended September 30, 2008.

RADIO ONE, INC. AND SUBSIDIARIES
SEGMENTED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

			Corporate/
	Radio	Internet/	Eliminations/
	Broadcasting	Publishing	Other	Consolidated
	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$87,905	$1,083	$(774)	$88,214
OPERATING EXPENSES:
Programming and technical, excluding stock-based compensation	18,618	838	(909)	18,547
Selling, general and administrative, excluding stock-based compensation	26,648	1,383	(271)	27,760
Corporate selling, general and administrative, excluding stock-based compensation	1,945	—	2,688	4,633
Stock-based compensation	481	43	389	913
Depreciation and amortization	3,373	10	281	3,664
Total operating expenses	51,065	2,274	2,178	55,517
Operating income (loss)	36,840	(1,191)	(2,952)	32,697
INTEREST INCOME	2	—	290	292
INTEREST EXPENSE	300	—	18,100	18,400
EQUITY IN LOSS OF AFFILIATED COMPANY	328	—	2,575	2,903
OTHER EXPENSE, net	2	13	—	15
Income (loss) before provision for income taxes and minority interest in income of subsidiary and discontinued operations	36,212	(1,204)	(23,337)	11,671
PROVISION FOR INCOME TAXES	5,513	—	—	5,513
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	1,282	—	(8)	1,274
Net income (loss) from continuing operations	29,417	(1,204)	(23,329)	4,884
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(194)	—	—	(194)
Net income (loss)	$29,223	$(1,204)	$(23,329)	$4,690

RADIO ONE, INC. AND SUBSIDIARIES
SELECTED BALANCE SHEET INFORMATION
AS OF DECEMBER 31, 2007

			Corporate/
	Radio	Internet/	Eliminations/
	Broadcasting	Publishing	Other	Consolidated
	(Unaudited)
	(In thousands)

Total Assets	$1,682,929	$2,402	$(21,989)	$1,663,342

RADIO ONE, INC. AND SUBSIDIARIES
SEGMENTED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

			Corporate/
	Radio	Internet/	Eliminations/
	Broadcasting	Publishing	Other	Consolidated
	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$234,603	$10,613	$(3,130)	$242,086
OPERATING EXPENSES:
Programming and technical, excluding stock-based compensation	56,696	7,416	(2,839)	61,273
Selling, general and administrative, excluding stock-based compensation	72,328	11,895	(2,204)	82,019
Corporate selling, general and administrative, excluding stock-based compensation	5,648	—	25,039	30,687
Stock-based compensation	515	128	729	1,372
Depreciation and amortization	10,018	2,960	1,079	14,057
Impairment of long-lived assets	337,936	—	—	337,936
Total operating expenses	483,141	22,399	21,804	527,344
Operating loss	(248,538)	(11,786)	(24,934)	(285,258)
INTEREST INCOME	84	2	356	442
INTEREST EXPENSE	711	18	45,820	46,549
EQUITY IN LOSS OF AFFILIATED COMPANY	—	—	3,918	3,918
OTHER (EXPENSE) INCOME, net	(49)	(44)	6,694	6,601
Loss before benefit from income taxes and minority interest in income of subsidiary and discontinued operations	(249,214)	(11,846)	(67,622)	(328,682)
BENEFIT FROM INCOME TAXES	(40,992)	—	—	(40,992)
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	3,125	—	16	3,141
Net loss from continuing operations	(211,347)	(11,846)	(67,638)	(290,831)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(5,808)	—	—	(5,808)
Net loss	$(217,155)	$(11,846)	$(67,638)	$(296,639)

RADIO ONE, INC. AND SUBSIDIARIES
SEGMENTED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

			Corporate/
	Radio	Internet/	Eliminations/
	Broadcasting	Publishing	Other	Consolidated
	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$243,917	$2,769	$(1,812)	$244,874
OPERATING EXPENSES:
Programming and technical, excluding stock-based compensation	54,535	2,632	(2,706)	54,461
Selling, general and administrative, excluding stock-based compensation	73,115	2,374	(395)	75,094
Corporate selling, general and administrative, excluding stock-based compensation	5,870	—	14,423	20,293
Stock-based compensation	1,489	69	947	2,505
Depreciation and amortization	10,148	53	846	11,047
Impairment of long-lived assets	5,506	—	—	5,506
Total operating expenses	150,663	5,128	13,115	168,906
Operating income (loss)	93,254	(2,359)	(14,927)	75,968
INTEREST INCOME	18	—	835	853
INTEREST EXPENSE	601	—	54,446	55,047
EQUITY IN LOSS OF AFFILIATED COMPANY	1,071	—	9,138	10,209
OTHER EXPENSE	8	13	2	23
Income (loss) before provision for income taxes and minority interest in income of subsidiary and discontinued operations	91,592	(2,372)	(77,678)	11,542
PROVISION FOR INCOME TAXES	6,164	—	—	6,164
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	3,067	—	32	3,099
Net income (loss) from continuing operations	82,361	(2,372)	(77,710)	2,279
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(5,642)	—	—	(5,642)
Net income (loss)	$76,719	$(2,372)	$(77,710)	$(3,363)

11.  CONTRACT TERMINATION:

In connection with the September 2005 termination of the Company’s sales representation agreements with Interep National Radio Sales, Inc. (“Interep”), and its subsequent agreements with Katz Communications, Inc. (“Katz”) making Katz the Company’s sole national sales representative, Katz paid the Company $3.4 million as an inducement to enter into new agreements and paid Interep approximately $5.3 million to satisfy the Company’s termination obligations. The Company is amortizing both over the four-year life of the subsequent Katz agreements as a reduction to selling, general, and administrative expense. For each of the three month periods ended September 30, 2008 and 2007, selling, general, and administrative expense was reduced by $474,000, and for each of the nine month periods ended September 30, 2008 and 2007, the reduction was approximately $1.4 million. As of September 30, 2008, an unamortized balance of approximately $1.7 million is reflected in other current liabilities on the accompanying consolidated balance sheets.

12.  RELATED PARTY TRANSACTIONS:

In 2000, an officer of the Company, the former Chief Financial Officer (the “Former CFO”), purchased shares of the Company’s common stock.  The Former CFO purchased 333,334 shares of the Company’s Class A common stock and 666,666 shares of the Company’s Class D common stock. The stock was purchased with the proceeds of full recourse loans from the Company in the amount of approximately $7.0 million. In September 2005, the Former CFO repaid a portion of his loan. The partial repayment of approximately $7.5 million, which included accrued interest, was effected using 300,000 shares of the Company’s Class A common stock and 230,000 shares of the Company’s Class D common stock owned by the Former CFO. All shares transferred to the Company in satisfaction of this loan have been retired. As of September 30, 2008, there was no remaining principal and interest balance on the Former CFO’s loan. The Former CFO was employed with the Company through December 31, 2007, and pursuant to an agreement with the Company, the loan became due in full in July 2008. Pursuant to his employment agreement, the Former CFO was eligible to receive a retention bonus in the amount of approximately $3.1 million in cash on July 1, 2008, for having remained employed with the Company through December 31, 2007. The $3.1 million retention bonus was a pro rata portion of a $7.0 million retention bonus called for in his employment agreement, had he remained employed with the Company for ten years, and is based on the number of days of employment between October 18, 2005 and December 31, 2007.  In July 2008, the Former CFO settled the remaining balance of the loan in full by offsetting the loan with his after-tax proceeds from the $3.1 million retention bonus, in addition to paying a cash amount of $34,000 to the Company.

The Company’s CEO and its Founder and Chairperson own a music company called Music One LLC (“Music One”). The Company occasionally engages in promoting the recorded music products and events of Music One, and Music One sometimes provides talent services for Radio One events. The Company also provides and charges Music One for office space and administrative services. For the three months ended September 30, 2008, the Company did not provide any advertising and made payments to Music One for talent and sponsorship activities in the amount of $2,500. For the nine months ended September 30, 2008, the Company provided advertising and made payments to Music One for talent and sponsorship activities in the amounts of $61,000 and $127,000, respectively.

As of December 31, 2007, the Company had an additional loan outstanding to the Former CFO in the amount of $88,000. The loan was due on demand and accrued interest at 5.6%, totaling an amount of $53,000 as of December 31, 2007. In January 2008, the Former CFO repaid the full remaining balance of the loan in cash in the amount of $140,000.

In July 2007, the Company closed on an agreement to acquire the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area from Blue Chip Communications, Inc. (“Blue Chip”) for approximately $2.6 million in seller financing. The financing was a 5.1% interest bearing loan payable monthly which was paid in full in July 2008. Blue Chip is owned by a former member of the Company’s board of directors. The transaction was approved by a special committee of independent directors appointed by the board of directors. Additionally, the Company retained an independent valuation firm to provide a fair value appraisal of the station. Prior to the closing, and since August of 2001, the Company consolidated WDBZ-AM within its existing Cincinnati operations, and operated WDBZ-AM under an LMA for no annual fee, the results of which were incorporated in the Company’s financial statements.

13.  SUBSEQUENT EVENTS:

During October 2008, the Company repurchased in the open market, approximately $29.3 million of its 8 7/8% Senior Subordinated Notes at an average price of 59.9% of par value. The Company recorded a gain on the extinguishment of debt of approximately $11.5 million, net of the write-off of deferred financing costs of $286,000.  The Company funded the repurchase with borrowings from its revolving credit facility. The notes outstanding as of October 31, 2008 were $219.6 million.

During October 2008, the Company repurchased 808,635 shares of Class D common stock in the amount of $648,000 at an average price of $0.80 per share. As of October 31, 2008, the Company has $62.1 million in capacity available under the share repurchase program.

   In September 2008, the Company’s 51% owned subsidiary, Reach Media, through its board of directors, declared a common stock dividend of $5.0 million. The dividend was paid in October 2008. Fifty-one percent of the dividend, or approximately $2.5 million was paid to the Company and 49%, also approximately $2.5 million was paid to the Reach Media minority shareholders.

   On October 20, 2008, the Company received notification (the “Notification”) from the NASDAQ Stock Market ("NASDAQ") that for the 30 consecutive business days prior to October 16, 2008, the bid price of the Company's Class D common stock had closed below the minimum $1.00 per share requirement for continued listing under Marketplace Rule 4450(a)(5) (the “Rule”). As such, the Company's Class D common stock had become non-compliant with NASDAQ's continued listing requirements. The Notification did not affect the Class A common stock.

      In the Notification, NASDAQ noted that the prior several weeks had been marked by unprecedented turmoil in domestic and world financial markets. Given these extraordinary market conditions, NASDAQ determined to suspend enforcement of the bid price and market value of publicly held shares ("MVPHS") requirements for all of its listed companies, including the Company, through Friday, January 16, 2009. Consistent with market conditions and its determination, the Notification included notice that on October 16, 2008, NASDAQ had filed an immediately effective rule change with the Securities and Exchange Commission to suspend its bid price and MVPHS requirements. The Notification noted that NASDAQ will reinstate the bid price and MVPHS rules on Monday, January 19, 2009 and the first relevant trade date under the reinstated rules will be Tuesday, January 20, 2009.

     Following the reinstatement of the bid price and MVPHS rules, NASDAQ has afforded the Company 180 calendar days from January 20, 2009, or until July 20, 2009, to regain compliance with the rules. If, at anytime before July 20, 2009, including during the suspension period, the bid price of the Company's Class D common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, NASDAQ will provide written notification that the Company has achieved compliance with the Rule.

     If the Company does not regain compliance with the Rule by July 20, 2009, NASDAQ will provide written notification that the Company's Class D common stock will be delisted. At that time, the Company may appeal NASDAQ's determination to delist the Company's Class D common stock to a Listing Qualifications Panel. Alternatively, the Company may apply to transfer its Class D common stock to the NASDAQ Capital Market. If its application is approved, NASDAQ would afford the Company a second 180 calendar day compliance period in order to regain compliance while on the NASDAQ Capital Market.

CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s restricted subsidiaries (“Subsidiary Guarantors”) have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes due 2011, the 6 3/8 % Senior Subordinated Notes due 2013 and the Company’s obligations under the Credit Agreement.

Set forth below are consolidating financial statements for the Company and the Subsidiary Guarantors as of September 30, 2008 and 2007 and for the three and nine month periods then ended. Also included is the consolidating balance sheet for the Company and the Subsidiary Guarantors as of September 30, 2008 and December 31, 2007. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$39,700	$46,456	$—	$86,156
OPERATING EXPENSES:
Programming and technical	10,507	11,005	—	21,512
Selling, general and administrative	16,388	13,654	—	30,042
Corporate selling, general and administrative	—	7,079	—	7,079
Depreciation and amortization	2,888	2,334	—	5,222
Impairment of long-lived assets	255,797	82,139		337,936
Total operating expenses	285,580	116,211	—	401,791
Operating loss	(245,880)	(69,755)	—	(315,635)
INTEREST INCOME	(4)	115	—	111
INTEREST EXPENSE	7	14,123	—	14,130
GAIN ON RETIREMENT OF DEBT	—	5,679		5,679
EQUITY IN LOSS OF AFFILIATED COMPANY	—	1,119	—	1,119
OTHER EXPENSE	—	49	—	49
Loss before (benefit) provision from income taxes, minority interest in income of subsidiaries and discontinued operations	(245,891)	(79,252)	—	(325,143)
(BENEFIT) PROVISION FROM INCOME TAXES	(67,960)	8,309	—	(59,651)
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	1,260	—	1,260
Net loss before equity in income of subsidiaries and discontinued operations	(177,931)	(88,821)	—	(266,752)
EQUITY IN INCOME OF SUBSIDIARIES	—	(178,796)	178,796	—
Net loss from continuing operations	(177,931)	(267,617)	178,796	(266,752)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(865)	1,504	—	639
Net loss	$(178,796)	$(266,113)	$178,796	$(266,113)

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2007

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted – See Note 1)
	(In thousands)

NET REVENUE	$38,769	$49,445	$—	$88,214
OPERATING EXPENSES:
Programming and technical	7,774	10,887	—	18,661
Selling, general and administrative	13,774	14,395	—	28,169
Corporate selling, general and administrative	—	5,023	—	5,023
Depreciation and amortization	1,452	2,212	—	3,664
Total operating expenses	23,000	32,517	—	55,517
Operating income	15,769	16,928	—	32,697
INTEREST INCOME	—	292	—	292
INTEREST EXPENSE	—	18,400	—	18,400
EQUITY IN LOSS OF AFFILIATED COMPANY	—	2,903	—	2,903
OTHER EXPENSE	—	15		15
Income (loss) before provision (benefit) for income taxes, minority interest in income of subsidiaries and discontinued operations	15,769	(4,098)	—	11,671
PROVISION (BENEFIT) FOR INCOME TAXES	14,215	(8,702)	—	5,513
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	1,274	—	1,274
Net income before equity in income of subsidiaries and discontinued operations	1,554	3,330	—	4,884
EQUITY IN INCOME OF SUBSIDIARIES	—	1,605	(1,605)	—
Net income from continuing operations	1,554	4,935	(1,605)	4,884
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	51	(245)	—	(194)
Net income	$1,605	$4,690	$(1,605)	$4,690

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$110,440	$131,646	$—	$242,086
OPERATING EXPENSES:
Programming and technical	28,898	32,532	—	61,430
Selling, general and administrative	46,518	35,987	—	82,505
Corporate selling, general and administrative	—	31,416	—	31,416
Depreciation and amortization	7,292	6,765	—	14,057
Impairment of long-lived assets	255,797	82,139		337,936
Total operating expenses	338,505	188,839	—	527,344
Operating loss	(228,065)	(57,193)	—	(285,258)
INTEREST INCOME	(2)	444	—	442
INTEREST EXPENSE	18	46,531	—	46,549
GAIN ON RETIREMENT OF DEBT	—	6,694	—	6,694
EQUITY IN LOSS OF AFFILIATED COMPANY	—	3,918	—	3,918
OTHER EXPENSE	—	93	—	93
Loss before (benefit) provision from income taxes, minority interest in income of subsidiaries and discontinued operations	(228,085)	(100,597)	—	(328,682)
(BENEFIT) PROVISION FROM INCOME TAXES	(55,159)	14,167	—	(40,992)
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	3,141	—	3,141
Net loss before equity in income of subsidiaries and discontinued operations	(172,926)	(117,905)	—	(290,831)
EQUITY IN INCOME OF SUBSIDIARIES	—	(171,992)	171,992	—
Net loss from continuing operations	(172,926)	(289,897)	171,992	(290,831)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	934	(6,742)	—	(5,808)
Net loss	$(171,992)	$(296,639)	$171,992	$(296,639)

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted – See Note 1)
	(In thousands)

NET REVENUE	$109,938	$134,936	$—	$244,874
OPERATING EXPENSES:
Programming and technical	22,683	32,152	—	54,835
Selling, general and administrative	39,627	36,649	—	76,276
Corporate selling, general and administrative	—	21,242	—	21,242
Depreciation and amortization	4,434	6,613	—	11,047
Impairment of long-lived assets	5,506	—	—	5,506
Total operating expenses	72,250	96,656	—	168,906
Operating income	37,688	38,280	—	75,968
INTEREST INCOME	—	853	—	853
INTEREST EXPENSE	—	55,047	—	55,047
EQUITY IN LOSS OF AFFILIATED COMPANY	—	10,209	—	10,209
OTHER EXPENSE	—	23	—	23
Income (loss) before provision (benefit) for income taxes, minority interest in income of subsidiaries and discontinued operations	37,688	(26,146)	—	11,542
PROVISION (BENEFIT) FOR INCOME TAXES	20,124	(13,960)	—	6,164
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	—	3,099	—	3,099
Net income (loss) before equity in income of subsidiaries and discontinued operations	17,564	(15,285)	—	2,279
EQUITY IN INCOME OF SUBSIDIARIES	—	15,194	(15,194)	—
Net income (loss) from continuing operations	17,564	(91)	(15,194)	2,279
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2,370)	(3,272)	—	(5,642)
Net income (loss)	$15,194	$(3,363)	$(15,194)	$(3,363)

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2008

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$2,779	$27,614	$—	$30,393
Trade accounts receivable, net of allowance for doubtful accounts	30,154	26,606	—	56,760
Prepaid expenses and other current assets	2,289	3,173	—	5,462
Deferred income tax asset	2,282	12,636	—	14,918
Current assets from discontinued operations	205	104	—	309
Total current assets	37,709	70,133	—	107,842
PROPERTY AND EQUIPMENT, net	28,770	21,646	—	50,416
INTANGIBLE ASSETS, net	699,343	332,751	—	1,032,094
INVESTMENT IN SUBSIDIARIES	—	644,089	(644,089)	—
INVESTMENT IN AFFILIATED COMPANY	—	46,757	—	46,757
OTHER ASSETS	474	8,561	—	9,035
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	61	—	—	61
Total assets	$766,357	$1,123,937	$(644,089)	$1,246,205

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$938	$5,074	$—	$6,012
Accrued interest	—	7,777	—	7,777
Accrued compensation and related benefits	3,127	15,186	—	18,313
Other current liabilities	98,883	(88,227)	—	10,656
Current portion of long-term debt	—	41,536	—	41,536
Current liabilities from discontinued operations	(17,566)	18,266	—	700
Total current liabilities	85,382	(388)	—	84,994
LONG-TERM DEBT, net of current portion	—	723,613	—	723,613
OTHER LONG-TERM LIABILITIES	—	4,769	—	4,769
DEFERRED INCOME TAX LIABILITY	36,886	70,614	—	107,500
Total liabilities	122,268	798,608	—	920,876
MINORITY INTEREST IN SUBSIDIARIES	—	1,125	—	1,125
STOCKHOLDERS’ EQUITY:
Common stock	—	90	—	90
Accumulated other comprehensive loss	—	(1,082)	—	(1,082)
Stock subscriptions receivable	—	—	—	—
Additional paid-in capital	207,001	1,036,417	(207,001)	1,036,417
Retained earnings (accumulated deficit)	437,088	(711,221)	(437,088)	(711,221)
Total stockholders’ equity	644,089	324,204	(644,089)	324,204
Total liabilities and stockholders’ equity	$766,357	$1,123,937	$(644,089)	$1,246,205

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(171,992)	$(296,639)	$171,992	$(296,639)
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	7,292	6,765	—	14,057
Amortization of debt financing costs	—	1,989	—	1,989
Deferred income taxes	—	(42,684)	—	(42,684)
Impairment of long-lived assets	255,797	82,139	—	337,936
Equity in loss of affiliated company	—	3,918	—	3,918
Minority interest in income of subsidiaries	—	3,141	—	3,141
Stock-based compensation and other non-cash compensation	—	1,279	—	1,279
Gain on retirement of debt	—	(6,694)	—	(6,694)
Amortization of contract inducement and termination fee	—	(1,421)	—	(1,421)
Change in interest due on stock subscription receivable	—	(20)	—	(20)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(4,857)	(1,478)	—	(6,335)
Prepaid expenses and other current assets	—	703	—	703
Other assets	—	(6,201)	—	(6,201)
Due to corporate/from subsidiaries	(84,315)	84,315	—	—
Accounts payable	(88)	3,589	—	3,501
Accrued interest	—	(11,227)	—	(11,227)
Accrued compensation and related benefits	120	(1,061)	—	(941)
Income taxes payable	—	(4,463)	—	(4,463)
Other liabilities	—	(1,630)	—	(1,630)
Net cash flows provided from operating activities from discontinued operations	—	2,397	—	2,397
Net cash flows provided from (used in) operating activities	1,957	(183,283)	171,992	(9,334)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(7,887)	—	(7,887)
Equity investments	—	—	—	—
Acquisitions, net of cash acquired	—	(70,426)	—	(70,426)
Investment in subsidiaries	—	171,992	(171,992)	—
Purchase of other intangible assets	—	(1,195)	—	(1,195)
Proceeds from sale of assets	—	150,224	—	150,224
Deposits and payments for station purchases and other assets	—	161	—	161
Net cash flows provided from investing activities	—	242,869	(171,992)	70,877
CASH FLOWS FROM FINANCING ACTIVITIES:	—
Repayment of other debt	—	(1,004)	—	(1,004)
Repurchase of bonds	—	(44,406)	—	(44,406)
Repayment of credit facility	—	(151,611)	—	(151,611)
Proceeds from credit facility	—	153,000	—	153,000
Repurchase of common stock	—	(9,197)	—	(9,197)
Repayment of stock subscription receivable	—	1,737	—	1,737
Payment of dividend to minority interest shareholders	—	(3,916)	—	(3,916)
Net cash flows used in financing activities	—	(55,397)	—	(55,397)
INCREASE IN CASH AND CASH EQUIVALENTS	1,957	4,189	—	6,146
CASH AND CASH EQUIVALENTS, beginning of period	822	23,425	—	24,247
CASH AND CASH EQUIVALENTS, end of period	$2,779	$27,614	$—	$30,393

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted – See Note 1)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$15,194	$(3,363)	$(15,194)	$(3,363)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	4,380	6,667		11,047
Amortization of debt financing costs	—	1,630	—	1,630
Amortization of production content	—	332	—	332
Deferred income taxes	—	(912)	—	(912)
Impairment of long-lived assets	5,506	—	—	5,506
Equity in loss of affiliated company	—	10,209	—	10,209
Minority interest in income of subsidiaries	—	3,099	—	3,099
Stock-based compensation and other non-cash compensation	830	(79)	—	751
Amortization of contract inducement and termination fee	(1,545)	124	—	(1,421)
Change in interest due on stock subscription receivable	—	(59)	—	(59)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(3,603)	1,096	—	(2,507)
Prepaid expenses and other current assets	—	196	—	196
Income tax receivable	—	1,296	—	1,296
Other assets	—	5	—	5
Due to corporate/from subsidiaries	18,589	(18,589)	—	—
Accounts payable	(2,047)	(3,622)	—	(5,669)
Accrued interest	—	(10,391)	—	(10,391)
Accrued compensation and related benefits	240	1,069	—	1,309
Income taxes payable	—	1,032	—	1,032
Other liabilities	(311)	(1,375)	—	(1,686)
Net cash provided from (used in) operating activities from discontinued operations	11,185	(5,175)	—	6,010
Net cash flows provided from (used in) operating activities	48,418	(16,810)	(15,194)	16,414
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(6,183)	—	(6,183)
Equity investments	—	(11,886)	—	(11,886)
Investment in subsidiaries	—	(15,194)	15,194	—
Purchase of other intangible assets	—	(5)	—	(5)
Deposits and payments for station purchases and other assets	—	(5,100)	—	(5,100)
Proceeds from sale of assets	—	104,000	—	104,000
Net cash flows provided from investing activities from discontinued operations	—	365	—	365
Net cash flows provided from investing activities	—	65,997	15,194	81,191
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	—	(27)	—	(27)
Repayment of credit facility	—	(102,500)	—	(102,500)
Debt refinancing costs	—	(3,004)	—	(3,004)
Payment of dividend to minority interest shareholders	—	(2,940)	—	(2,940)
Net cash flows used in financing activities	—	(108,471)	—	(108,471)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	48,418	(59,284)	—	(10,866)
CASH AND CASH EQUIVALENTS, beginning of period	574	31,832	—	32,406
CASH AND CASH EQUIVALENTS, end of period	$48,992	$(27,452)	$—	$21,540

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

During the three and nine months ended September 30, 2008, approximately 52.4% and 56.5% of our net revenue was generated from local advertising and approximately 37.6% and 36.5% was generated from national advertising, including network advertising. In comparison, during the three months and nine months ended September 30, 2007, approximately 54.4% and 57.0% of our net revenue was generated from local advertising and approximately 36.7% and 37.1% was generated from national advertising, including network advertising. National advertising also includes advertising revenue generated from our publishing and internet segment. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees, magazine subscriptions, newsstand revenue and other revenue.

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

(b) Station operating income:  Net (loss) income before depreciation and amortization, income taxes, interest income, interest expense, equity in loss of affiliated company, minority interest in income of subsidiaries, gain on retirement of debt, other (income) expense, corporate expenses and stock-based compensation expenses, impairment of long-lived assets and loss from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our physical plant, income taxes provision, investments, impairment charges, debt financings and retirements, overhead and non-cash compensation. Station operating income is frequently used as a basis for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands, except margin data)

Net revenue	$86,156	$88,214	$242,086	$244,874
Station operating income	34,667	41,907	98,794	115,319
Station operating income margin	40.2%	47.5%	40.8%	47.1%
Net (loss) income	$(266,113)	$4,690	$(296,639)	$(3,363)

The reconciliation of net loss to station operating income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)

Net (loss) income as reported	$(266,113)	$4,690	$(296,639)	$(3,363)
Add back non-station operating income items included in net (loss) income:
Interest income	(111)	(292)	(442)	(853)
Interest expense	14,130	18,400	46,549	55,047
(Benefit) provision for income taxes	(59,651)	5,513	(40,992)	6,164
Corporate selling, general and administrative, excluding non-cash and stock-based compensation	6,729	4,633	30,687	20,293
Stock-based compensation	415	913	1,372	2,505
Equity in loss of affiliated company	1,119	2,903	3,918	10,209
Gain on retirement of debt	(5,679)	—	(6,694)	—
Other expense, net	49	15	93	23
Depreciation and amortization	5,222	3,664	14,057	11,047
Minority interest in income of subsidiaries	1,260	1,274	3,141	3,099
Impairment of long-lived assets	337,936	—	337,936	5,506
(Income) loss from discontinued operations, net of tax	(639)	194	5,808	5,642
Station operating income	$34,667	$41,907	$98,794	$115,319

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our consolidated results of operations:

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007 (In thousands)

	Three Months Ended September 30,
	2008	2007 (1) (2)	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$86,156	$88,214	$(2,058)	(2.3)%
Operating expenses:
Programming and technical, excluding stock-based compensation	21,477	18,547	2,930	15.8
Selling, general and administrative, excluding stock-based compensation	30,012	27,760	2,252	8.1
Corporate selling, general and administrative, excluding stock-based compensation	6,729	4,633	2,096	45.2
Stock-based compensation	415	913	(498)	(54.5)
Depreciation and amortization	5,222	3,664	1,558	42.5
Impairment of long-lived assets	337,936	—	337,936	—
Total operating expenses	401,791	55,517	346,274	623.7
Operating (loss) income	(315,635)	32,697	(348,332)	(1,065.3)
Interest income	111	292	(181)	(62.0)
Interest expense	14,130	18,400	(4,270)	(23.2)
Gain on retirement of debt	5,679	—	5,679	—
Equity in loss of affiliated company	1,119	2,903	(1,784)	(61.5)
Other expense, net	49	15	34	226.7
(Loss) income before provision (benefit) for income taxes, minority interest in income of subsidiaries and discontinued operations	(325,143)	11,671	(336,814)	(2,885.9)
(Benefit) provision for income taxes	(59,651)	5,513	(65,164)	(1,182.0)
Minority interest in income of subsidiaries	1,260	1,274	(14)	(1.1)
Net (loss) income from continuing operations	(266,752)	4,884	(271,636)	(5,561.8)
Income (loss) from discontinued operations, net of tax	639	(194)	833	429.4
Net (loss) income	$(266,113)	$4,690	$(270,803)	(5,774.1)%

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

 Net revenue

Three Months Ended September 30,		Increase/(Decrease)
2008	2007
$86,156	$88,214	$(2,058)	(2.3)%

During the three months ended September 2008, we recognized approximately $86.2 million in net revenue compared to approximately $88.2 million during the same period in 2007. These amounts are net of agency and outside sales representative commissions, which were approximately $9.2 million during the three months ended September 30, 2008, compared to approximately $10.0 million during the same period in 2007. Declines in net revenue in our radio markets more than offset an increase in net revenue of approximately $4.1 million generated by CCI, an online social networking company, which was acquired by the Company in April 2008. For our radio business, based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets in which we operate declined 8.4% in total revenues, 12.5% in national revenues and 8.7% in local revenues for the three month period ending September 30, 2008. Consistent with the markets we operate in, we also experienced a decrease in net revenue, with national revenue driving most of the decline. On a per market basis, we experienced a considerable revenue decline in our Atlanta market, and more modest declines in our Raleigh-Durham, Washington, DC, Cleveland and Dallas markets. We experienced a growth in net revenue in our Philadelphia market, as well as increased net revenue from new syndicated programs and internet revenue from our station websites. Reach Media had a decline in net revenue due to TV licensing revenue which ended in 2007, and less revenue generated from fewer events compared to last year. Excluding the approximately $4.1 million generated by CCI, net revenue declined 6.9% for the three months ended September 30, 2008, compared to the same period in 2007.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2008	2007
$21,477	$18,547	$2,930	15.8%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. Expenses associated with the printing and publication of Giant Magazine issues are also included in programming and technical. For our internet business, programming and technical expenses include software product design, post application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. Increased programming and technical expenses were primarily due to approximately $2.0 million in spending by CCI, which was acquired in April 2008. Programming and technical expenses also increased $483,000 due to costs associated with other internet initiatives. Related to our radio business, additional programming and technical spending was also driven by higher on-air talent expenses, mostly for our new syndicated radio shows, additional tower related expenses and increased music royalties. Excluding approximately $2.5 million in spending for our internet initiative, as well as CCI’s expenses, programming and technical expenses increased 2.3% for the three months ended September 30, 2008, compared to the same period in 2007.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2008	2007
$30,012	$27,760	$2,252	8.1%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for radio and internet also include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Increased selling, general and administrative expenses were primarily due to approximately $2.1 million in spending by CCI, which was acquired in April 2008. Another approximately $1.3 million increase was due to additional spending on our internet initiative, which includes $550,000 for costs associated with a certain membership traffic agreement. Increases in selling, general and administrative expenses for our radio business were driven by higher ratings research associated with a new contract with Arbitron and their new portable people meter (“PPM”) methodology and bad debts expense, driven in part by a client bankruptcy. With our efforts on reducing expenses, these increases were offset partially from savings associated with less promotional spending, reduced travel and entertainment, less legal and professional spending, savings from the suspension of our 401(k) match program and less sponsored events expenses.  Our declining revenue performance also resulted in less commissions and national representative fees. Excluding the approximately $3.4 million in spending on our internet initiative and CCI’s spending, selling, general and administrative expenses decreased 4.4% for the three months ended September 30, 2008, compared to the same period in 2007.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2008	2007
$6,729	$4,633	$2,096	45.2%

Corporate selling, general and administrative expenses consist of expenses associated with maintaining our corporate headquarters and facilities, including personnel. Increased corporate selling, general and administrative expenses were primarily due to an approximate $2.4 million retention bonus reduction recorded in September 2007 for the former Chief Financial Officer (the “Former CFO”) given his early departure in December 2007. In August 2008, the Company incurred $490,000 in costs, mainly severance, associated with a reduction in its radio division workforce. These increased expenses were partially offset by savings resulting from the Company’s focus on reducing spending, primarily research, legal and professional costs, travel and entertainment, consultants and contract labor. Excluding last year’s approximate $2.4 million reduction for the Former CFO’s retention bonus and the quarter ended September 30, 2008’s $490,000 in spending associated with the Company’s radio division workforce reduction, corporate selling, general and administrative expenses decreased 11.2% for the three months ended September 30, 2008, compared to the same period in 2007.

Stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2008	2007
$415	$913	$(498)	(54.5)%

Stock-based compensation consists of expenses associated with our January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) eliminated accounting for share-based payments based on Accounting Principles Board (“APB”) Opinion No. 25,“Accounting for Stock Issued to Employees,”  and requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The decrease in stock-based compensation for the three months ended September 30, 2008 was primarily due to a decline in the fair value awards issues in 2008 due to a significant decline in the value of the Company’s stock price, cancellations and forfeitures for former employees and the completion of the vesting period for certain stock options. The decrease was offset in part due to expense for additional stock options and restricted stock awards associated with new employment agreements for the Chief Executive Officer (“CEO”), Founder and Chairperson and Chief Financial Officer (“CFO”).

Depreciation and amortization

Three Months Ended September 30,		Increase/(Decrease)
2008	2007
$5,222	$3,664	$1,558	42.5%

The increase in depreciation and amortization expense for the three months ended September 30, 2008 was due primarily to the April 2008 acquisition of CCI, which accounted for approximately $1.4 million of the increase. Approximately $1.0 million of the increase attributable to CCI is driven by amortization of assets acquired as part of the CCI acquisition, mainly registered membership lists, advertiser relationships and a favorable office space sublease. Additional depreciation and amortization expense for capital expenditures made subsequent to September 30, 2007 were offset partially by a decline in amortization expense associated with certain affiliate agreements acquired as part of our February 2005 purchase of 51% of Reach Media.

Impairment of long-lived assets

Three Months Ended September 30,		Increase/(Decrease)
2008	2007
$337,936	$—	$337,936	—

The increase in impairment of long-lived assets for the nine months ended September 30, 2008 was related to non-cash impairment charges recorded to reduce the carrying value of radio broadcasting licenses to their estimated fair values for most of our markets. The impairments occurred in 11 of our 16 markets, namely in Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Houston, Indianapolis, Philadelphia, Raleigh-Durham, Richmond and St. Louis markets. The impairments are driven in part by slower radio industry and market revenue growth, declining radio station transaction multiples and a higher cost of capital. The recent and gradual decline in values for long-lived assets such as licenses and other intangibles are not unique and specific to our individual markets, as this trend has impacted the valuations of the industry as a whole, and has impacted other broadcast and traditional media companies.

Interest income

Three Months Ended September 30,		Increase/(Decrease)
2008	2007
$111	$292	$(181)	(62.0)%

The decrease in interest income for the three months ended September 30, 2008 was due primarily to lower cash balances, cash equivalents and short-term investments and a decline in interest rates.

Interest expense

Three Months Ended September 30,		Increase/(Decrease)
2008	2007
$14,130	$18,400	$(4,270)	(23.2)%

The decrease in interest expense for the three months ended September 30, 2008 was due primarily to a decline in interest expense associated with debt pay downs and bond redemptions, resulting in overall lower borrowings and lower interest rates which impacted the variable portion of our debt. Interest expense savings was also driven by the absence of fees incurred with the operation of WPRS-FM (formerly WXGG-FM) pursuant to a local marketing agreement (“LMA”), which began in April 2007. LMA fees are classified as interest expense. We closed on the purchase of the assets of WPRS-FM in June 2008 for approximately $38.0 million in cash.

Gain on retirement of debt

Three Months Ended September 30,		Increase/(Decrease)
2008	2007
$5,679	$—	$5,679	—

The gain on retirement of debt for the three months ended September 30, 2008 was due to the redemption of $43.1 million of the Company’s previously outstanding $292.0 million 8 7/8% Senior Subordinated Notes. An amount of $248.9 million remained outstanding as of September 30, 2008.

Equity in loss of affiliated company

Three Months Ended September 30,		Increase/(Decrease)
2008	2007
$1,119	$2,903	$(1,784)	(61.5)%

    Equity in loss of affiliated company primarily reflects our estimated equity in the net loss of TV One. The decreased loss for the three months ended September 30, 2008 was due primarily to smaller net losses generated by TV One, thus contributing to a decrease in our share of those losses.  The Company’s share of those losses is driven by TV One’s current capital structure and the Company’s ownership levels in the equity securities of TV One that are currently absorbing its net losses.  An adjustment was made to equity in loss of affiliated company for the three month period ended September 30, 2007 to correct for a change in TV One’s capital structure. Pursuant to Staff Accounting Bulletin (“SAB”) 99, “Materiality” and SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we increased the previously reported equity in loss of affiliated company for the three month period ended September 30, 2007 by $110,000.

(Benefit) provision  from income taxes

Three Months Ended September 30,		Increase/(Decrease)
2008	2007
$(59,651)	$5,513	$(65,164)	(1,182.0)%

During the three months ended September 30, 2008, the benefit from income taxes was approximately $59.7 million, compared to a provision for income taxes of approximately $5.5 million for the same period in 2007. The change in income taxes was primarily due to the decrease in pre-tax income for the quarter ended September 30, 2008, driven mostly by impairment charges, compared to the same period in 2007. In addition, in prior years, we recorded a deferred tax liability (“DTL”) related to the amortization of indefinite-lived assets that are deducted for tax purposes, but not deducted for book purposes. Also in prior years, the Company generated deferred tax assets (“DTAs”), mainly federal and state net operating loss (“NOL”) carryforwards. In the fourth quarter of 2007, except for DTAs in its historically profitable filing jurisdictions, and DTAs associated with definite-lived assets, the Company recorded a full valuation allowance for all other DTAs, including NOLs, as it was determined that more likely than not, the DTAs would not be realized. As such, the benefit from income taxes for the quarter ended September 30, 2008 was offset partially by recording a full valuation allowance against the additional NOLs generated from the tax deductible amortization of indefinite-lived assets, as well as a full valuation recorded against DTAs created by the intangible asset impairment charges recorded in the quarter ended September 30, 2008, The quarter ended September 30, 2008 tax benefit and offsetting valuation allowances resulted in an effective tax rate for the three months ended September 30, 2008 of 18.4%.

Minority interest in income of subsidiaries

Three Months Ended September 30,		Increase/(Decrease)
2008	2007
$1,260	$1,274	$(14)	(1.1)%

 The decrease in minority interest in income of subsidiaries is due primarily to a decrease in Reach Media’s net income for the three months ended September 30, 2008, compared to the same period in 2007.

 Income (loss) from discontinued operations, net of tax

Three Months Ended September 30,		Increase/(Decrease)
2008	2007
$639	$(194)	$833	429.4%

  Included in the income (loss) from discontinued operations, net of tax are the results of operations for our sold stations, which included our Los Angeles, Miami, Augusta, Louisville, Dayton, Minneapolis and Boston WILD-FM stations. In August 2007, we closed on the sale of our Minneapolis station for approximately $28.0 million in cash and recorded a loss on the sale of $713,000, net of tax.  In September of 2007, we closed on the sale of our Dayton stations and five of the six stations in our Louisville market for approximately $76.0 million in cash, and recorded a gain on the sale, net of tax of approximately $1.9 million. The income (loss) from discontinued operations, net of tax includes a tax benefit of $716,000 for the three months ended September 30, 2008, compared to a tax provision of approximately $2.7 million for the same period in 2007.

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our consolidated results of operations:

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007 (In thousands)

	Nine Months Ended September 30,
	2008	2007 (1) (2)	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$242,086	$244,874	$(2,788)	(1.1)%
Operating expenses:
Programming and technical, excluding stock-based compensation	61,273	54,461	6,812	12.5
Selling, general and administrative, excluding stock-based compensation	82,019	75,094	6,925	9.2
Corporate selling, general and administrative, excluding stock-based compensation	30,687	20,293	10,394	51.2
Stock-based compensation	1,372	2,505	(1,133)	(45.2)
Depreciation and amortization	14,057	11,047	3,010	27.2
Impairment of long-lived assets	337,936	5,506	332,430	6,037.6
Total operating expenses	527,344	168,906	358,438	212.2
Operating (loss) income	(285,258)	75,968	(361,226)	(475.5)
Interest income	442	853	(411)	(48.2)
Interest expense	46,549	55,047	(8,498)	(15.4)
Gain on retirement of debt	6,694	—	6,694	—
Equity in loss of affiliated company	3,918	10,209	(6,291)	(61.6)
Other expense, net	93	23	70	304.3
(Loss) income before (benefit) provision from income taxes, minority interest in income of subsidiaries and discontinued operations	(328,682)	11,542	(340,224)	(2,947.7)
(Benefit) provision for income taxes	(40,992)	6,164	(47,156)	(765.0)
Minority interest in income of subsidiaries	3,141	3,099	42	1.4
Net (loss) income from continuing operations	(290,831)	2,279	(293,110)	(12,861.3)
Loss from discontinued operations, net of tax	(5,808)	(5,642)	(166)	(2.9)
Net loss	$(296,639)	$(3,363)	$(293,276)	8,720.7%

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

Net revenue

Nine Months Ended September 30,		Increase/(Decrease)
2008	2007
$242,086	$244,874	$(2,788)	(1.1)%

During the nine months ended September 30, 2008, we recognized approximately $242.1 million in net broadcast revenue compared to approximately $244.9 million during the same period in 2007. These amounts are net of agency and outside sales representative commissions, which were approximately $26.6 million during the nine months ended 2008, compared to approximately $28.2 million during the same period in 2007. Declines in net revenue in our radio markets more than offset an increase in net revenue of approximately $7.7 million generated by CCI, an online social networking company, which was acquired by the Company in April 2008. For our radio business, based on reports prepared by the independent accounting firm Miller Kaplan, the markets in which we operate declined 7.0% in total revenues, 12.1% in national revenues and 6.7% in local revenues for the nine month period ending September 30, 2008. Consistent with the revenue declines in the markets we operate in, we also experienced a decrease in net revenue, with our underperformance of national revenue compared to our markets driving a considerable portion of the decline. On a per market basis, we experienced considerable revenue declines in our Atlanta and Houston markets, and more modest declines in our Detroit, Dallas and Washington, DC markets. These declines were offset in part from increases in net revenue in our Indianapolis and Philadelphia markets, increases in net revenue from a special event, revenue from new syndicated programs, increased internet revenue from our station websites and increased political revenue. Reach Media had a decline in net revenue due to the absence of TV licensing revenue and the discontinuation of certain sponsored events. Excluding the approximately $7.7 million generated by CCI, net revenue declined 4.3% for the nine months ended September 30, 2008, compared to the same period in 2007.

Operating Expenses

Programming and technical, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2008	2007
$61,273	$54,461	$6,812	12.5%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. Expenses associated with the printing and publication of Giant Magazine issues are also included in programming and technical. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. Increased programming and technical expenses were primarily due to approximately $3.7 million in spending by CCI, which was acquired in April 2008 and approximately $1.5 million more spent for our internet initiative. Increased programming and technical for our radio business was driven primarily by higher on-air talent expenses, mostly for our new syndicated radio shows, additional tower expenses and increased music royalties. The increased radio programming and technical expenses were offset in part from savings in research and travel and entertainment. Excluding approximately $5.2 million for spending on our internet initiative, as well as CCI’s expenses, programming and technical expenses increased 3.4% for the nine months ended September 30, 2008, compared to the same period in 2007.

Selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2008	2007
$82,019	$75,094	$6,925	9.2%

   Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for radio and internet include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Increased selling, general and administrative expenses were primarily due to approximately $4.0 million in spending by CCI, which was acquired in April 2008. Another approximately $3.5 million increase was due to additional spending on our internet initiative, which includes $1.1 million for costs associated with a certain membership traffic agreement. Increases in selling, general and administrative expenses for our radio business were driven by expenses for a large special event held in first quarter, increased bad debt expenses, driven in part by a client bankruptcy and higher ratings research associated with a new contract with Arbitron and their new PPM methodology. These increases were offset partially from savings associated with less promotional spending, reduced travel and entertainment, savings from the suspension of our 401(k) match program, less commissions and national representative fees and fewer other sponsored events. Excluding approximately $7.5 million more in spending for our internet initiative and CCI’s spending, selling, general and administrative expenses decreased 0.7% for the nine months ended September 30, 2008, compared to the same period in 2007.  Excluding the approximately $7.5 million for the internet initiative and CCI and approximately $1.9 million for the large first quarter special event, selling, general and administrative expenses decreased 3.1% for the nine months ended September 30, 2008, compared to the same period in 2007.

Corporate selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2008	2007
$30,687	$20,293	$10,394	51.2%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The increase in corporate expenses during the nine months ended September 30, 2008 was primarily due to compensation costs associated with new employment agreements for the Company’s CEO and Founder and Chairperson. Specifically, the increased compensation included approximately $10.4 million in bonuses for the CEO, of which approximately $5.8 million was for a signing and a “make whole” bonus paid, and another approximately $4.6 million was recorded, but not paid, for a bonus associated with potential distribution proceeds from the Company’s investment in TV One. Increased corporate selling, general and administrative expenses were also due to an approximate $2.4 million retention bonus reduction recorded in September 2007 for the Former CFO, given his early departure in December 2007, and a $620,000 reduction in severance recorded in the second quarter of 2007 for an obligation that never materialized. In addition, in August 2008, the Company incurred $490,000 in costs, mainly severance, associated with a reduction in its radio workforce. These increased expenses were offset in part by the absence of approximately $2.7 million in spending for legal and professional fees incurred in 2007 for the voluntary review of our historical stock option grant practices, savings from the suspension of our 401(k) match program, reduced travel and entertainment, reduced contract labor and less consultant spending. Excluding last year’s spending of approximately $2.7 million for the stock options review, approximately $2.4 million for the 2007 reduction in the Former CFO’s retention bonus, the $620,000 for the 2007 severance reduction, the approximate $10.4 million bonus for the CEO’s new employment agreement, and the $490,000 in severance for the recent Company workforce reduction, corporate selling, general and administrative expenses increased 3.6% for the nine months ended September 30, 2008, compared to the same period in 2007.

Stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2008	2007
$1,372	$2,505	$(1,133)	(45.2)%

Stock-based compensation consists of expenses associated with our January 1, 2006 adoption of SFAS No. 123(R),“Share-Based Payment.” SFAS No. 123(R) eliminated accounting for share-based payments based on APB Opinion No. 25,“Accounting for Stock Issued to Employees,” and requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The decrease in stock-based compensation for the nine months ended September 30, 2008 was primarily due to a significant decline in the value of the Company’s stock price, cancellations and forfeitures for former employees and the completion of the vesting period for certain stock options. The decrease was offset in part due to expense for additional stock options and restricted stock awards associated with new employment agreements for the CEO, Founder and Chairperson and CFO.

Depreciation and amortization

Nine Months Ended September 30,		Increase/(Decrease)
2008	2007
$14,057	$11,047	$3,010	27.2%

The increase in depreciation and amortization expense for the nine months ended September 30, 2008 was due primarily to the April 2008 acquisition of CCI, which accounted for approximately $2.8 million of the increase. Approximately $810,000 of the increase is driven by depreciation of CCI assets, and another approximately $2.0 million of the increase is attributable to amortization of CCI assets acquired as part of the acquisition, mainly registered membership lists, advertiser relationships and a favorable office space sublease. Additional depreciation and amortization expense for capital expenditures made subsequent to September 30, 2007 were offset by a decline in amortization expense associated with certain affiliate agreements acquired as part of our February 2005 purchase of 51% of Reach Media.

Impairment of long-lived assets

Nine Months Ended September 30,		Increase/(Decrease)
2008	2007
$337,936	$5,506	$332,430	6,037.6%

The increase in impairment of long-lived assets for the nine months ended September 30, 2008 was related to non-cash impairment charges recorded to reduce the carrying value of radio broadcasting licenses to their estimated fair values for most of our markets. The impairments occurred in 11 of our 16 markets, namely in Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Houston, Indianapolis, Philadelphia, Raleigh-Durham, Richmond and St. Louis markets. The impairments are driven in part by slower radio industry and market revenue growth, declining radio station transaction multiples and a higher cost of capital. The recent and gradual decline in values for long-lived assets such as licenses and other intangibles are not unique and specific to our individual markets, as this trend has impacted the valuations of the industry as a whole, and has impacted other broadcast and traditional media companies. During the second quarter 2007, we recorded a non-cash impairment charge for our license for WILD-AM, located in the Boston market.

Interest income

Nine Months Ended September 30,		Increase/(Decrease)
2008	2007
$442	$853	$(411)	(48.2)%

The decrease in interest income for the nine months ended September 30, 2008 is primarily due to lower average cash balances, cash equivalents and short-term investments and a decline in interest rates.

Interest expense

Nine Months Ended September 30,		Increase/(Decrease)
2008	2007
$46,549	$55,047	$(8,498)	(15.4)%

The decrease in interest expense for the nine months ended September 30, 2008 was due primarily to a decline in interest expense associated with debt pay downs and bond redemptions, resulting in overall lower borrowings and lower interest rates which impacted the variable portion of our debt.

Gain on retirement of debt

Nine Months Ended September 30,		Increase/(Decrease)
2008	2007
$6,694	$—	$6,694	—

The gain on retirement of debt for the nine months ended September 30, 2008 was due to the redemption of $51.1 million of the Company’s previously outstanding $292.0 million 8 7/8% Senior Subordinated Notes. An amount of $248.9 million remained outstanding as of  September 30, 2008.

Equity in loss of affiliated company

Nine Months Ended September 30,		Increase/(Decrease)
2008	2007
$3,918	$10,209	$(6,291)	(61.6)%

Equity in loss of affiliated company primarily reflects our estimated equity in the net loss of TV One. The decreased loss for the nine months ended September 30, 2008 was due primarily to smaller net losses generated by TV One, thus contributing to a decrease in our share of those losses.  The Company’s share of those losses is driven by TV One’s current capital structure and the Company’s ownership levels in the equity securities of TV One that are currently absorbing its net losses. An adjustment was made to equity in loss of affiliated company for the nine months ended September 30, 2007 to correct for a change in TV One’s capital structure. Pursuant to SAB 99, “Materiality” and SAB 108 “Considering the Effects of Prior Year Misstatement when Quantifying Misstatements in Current Year Financial Statements,” we increased the previously reported equity in loss of affiliated company for the nine months ended September 30, 2007 by approximately $2.7 million.

(Benefit) provision from income taxes

Nine Months Ended September 30,		Increase/(Decrease)
2008	2007
$(40,992)	$6,164	$(47,156)	(765.0)%

During the nine months ended September 30, 2008, the benefit for income taxes was approximately $41.0 million, compared to a provision for income taxes of approximately $6.2 million for the same period in 2007. The change in income taxes was primarily due to the decrease in pre-tax income for the nine months ended September 30, 2008, driven mostly by impairment charges, compared to the same period in 2007. In addition, in prior years, we recorded a DTL related to the amortization of indefinite-lived assets that are deducted for tax purposes, but not deducted for book purposes. Also in prior years, the Company generated DTAs, mainly federal and state NOL carryforwards. In the fourth quarter of 2007, except for DTAs in its historically profitable filing jurisdictions, and DTAs associated with definite-lived assets, the Company recorded a full valuation allowance for all other DTAs, including NOLs, as it was determined that more likely than not, the DTAs would not be realized. As such, the benefit for income taxes for the nine months ended September 30, 2008 was offset partially by recording a full valuation allowance against the additional NOLs generated from the tax deductible amortization of indefinite-lived assets, as well as a full valuation against DTAs created by the intangible asset impairment charges recorded in the quarter ended September 30, 2008. For the nine months ended September 30, 2008, the income tax benefit and offsetting valuation allowances resulted in an estimated effective annual tax rate 12.5%.

Minority interest in income of subsidiaries

Nine Months Ended September 30,		Increase/(Decrease)
2008	2007
$3,141	$3,099	$42	1.4%

The increase in minority interest in income of subsidiaries is due to an increase in Reach Media’s net income for the nine months ended September 30, 2008, compared to the same period in 2007.

Loss from discontinued operations, net of tax

Nine Months Ended September 30,		Increase/(Decrease)
2008	2007
$(5,808)	$(5,642)	$(166)	(2.9)%

   Included in the loss from discontinued operations, net of tax are the results of operations for our sold stations, which included our Los Angeles, Miami, Augusta, Louisville, Dayton, Minneapolis and Boston WILD-FM stations. During the nine months ended September 2007, we sold our Los Angeles station for approximately $137.5 million in cash, and recorded a loss, net of tax of approximately $6.1 million, and we sold our Miami station for approximately $12.3 million in cash, and recorded a gain, net of tax of approximately $3.2 million. In August 2007 we closed on the sale of our Minneapolis station for approximately $28.0 million in cash and recorded a loss on the sale of $713,000, net of tax.  In September of 2007, we closed on the sale of our Dayton stations and five of the six stations in our Louisville market for approximately $76.0 million in cash, and recorded a gain on the sale, net of tax of approximately $1.9 million. The loss from discontinued operations, net of tax includes a tax benefit of $466,000 for the nine months ended September 30, 2008, compared to a tax provision of approximately $2.5 million for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our credit facilities and other debt or equity financing.

In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The term of the Credit Agreement is seven years and the total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions including but not limited to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to September 13, 2007, and no less than 1.60 to 1.00 from September 14, 2007 to June 30, 2008, and no less than 1.75 to 1.00 from July 1, 2008 to December 31, 2009, and no less than 2.00 to 1.00 from January 1, 2010 to December 31, 2010, and no less than 2.25 to 1.00 from January 1, 2011 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.00 to 1.00 beginning April 1, 2006 to September 13, 2007, and no greater than 7.75 to 1.00 beginning September 14, 2007 to March 31, 2008, and no greater than 7.50 to 1.00 beginning April 1, 2008 to September 30, 2008, and no greater than 7.25 to 1.00 beginning October 1, 2008 to June 30, 2010, and no greater than 6.50 to 1.00 beginning July 1, 2010 to September 30, 2011, and no greater than 6.00 to 1.00 beginning October 1, 2011 and thereafter, (c) limitations on liens, (d) limitations on the sale of assets, (e) limitations on the payment of dividends, and (f) limitations on mergers, as well as other customary covenants. The Company was in compliance with all debt covenants as of September 30, 2008. At the date of the filing of this Form 10-Q and based on current projections, the Company's management believes it will be in compliance with all debt covenants for the next 12 months. Based on its fiscal year end 2007 excess cash flow calculation, the Company made a debt principal prepayment of approximately $6.0 million in May 2008.

During the nine months ended September 30, 2008, we borrowed approximately $153.0 million from our credit facility to fund the repurchase of Senior Subordinated Notes due in July 2011, Company stock and the acquisitions of CCI and WPRS-FM (formerly WXGG-FM), and repaid approximately $151.6 million primarily from the proceeds of the sale of our Los Angeles station in May 2008 and cash generated from operations.

As of September 30, 2008, we had approximately $357.7 million of borrowing capacity. Taking into consideration the financial covenants under the Credit Agreement, approximately $28.7 million of that amount is available for borrowing. The amount available for borrowing could increase to the extent the funds are used to repurchase the 8 7/8% Senior Subordinated Notes. Both the term loan and the revolving facilities bear interest, at our option, at a rate equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus a spread that ranges from 0.63% to 2.25%, or (ii) the prime rate plus a spread of up to 1.25%. The amount of the spread varies depending on our leverage ratio. We also pay a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the unused commitment of the revolving facility.

The Credit Agreement requires the Company from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of September 30, 2008, we had two swap agreements in place for a total notional amount of $50.0 million, and the periods remaining on these two swap agreements range in duration from 20.5 to 44.5 months.

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

The following table summarizes the interest rates in effect with respect to our debt as of September 30, 2008:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt (swap matures June 16, 2010)(1)	$25.0	6.27%
Senior bank term debt (swap matures June 16, 2012)(1)	$25.0	6.47%
Senior bank term debt (subject to variable interest rates)(2)	$124.4	4.81%
Senior bank revolving debt (subject to variable interest rates)(3)	$141.5	5.40%
8 7/8% Senior Subordinated Notes (fixed rate)	$248.9	8.88%
6 3/8% Senior Subordinated Notes (fixed rate)	$200.0	6.38%

(1)
A total of $50.0 million is subject to fixed rate swap agreements that became effective in June 2005. Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our Credit Agreement. That spread is currently set at 2.00% and is incorporated into the applicable interest rates set forth above.

(2)	Subject to rolling three month LIBOR plus a spread currently at 2.00%; incorporated into the applicable interest rate set forth above.

(3)	Subject to rolling three month and six month LIBOR plus a spread currently at 2.00%; incorporated into the applicable interest rate set forth above.

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

The following table provides a comparison of our statements of cash flows for the nine months ended September 30, 2008 and 2007:

	2008	2007
	(In thousands)

Net cash flows (used in) provided from operating activities	$(9,334)	$16,414
Net cash flows provided from investing activities	$70,877	$81,191
Net cash flows used in financing activities	$(55,397)	$(108,471)

Net cash flows used in operating activities were approximately $9.3 million for the nine months ended September 30, 2008 compared to net cash flows provided from operating activities of approximately $16.4 million for the nine months ended September 30, 2007. Cash flows from operating activities for the nine months ended September 30, 2008 decreased from the prior year due primarily to an increase in the net loss for the period of approximately $293.3 million and an increased deferred tax benefit of approximately $42.7 million, offset partially by a non-cash impairment charge of approximately $337.9 million.

Net cash flows provided from investing activities were approximately $70.9 million and $81.2 million for the nine months ended September 30, 2008 and 2007, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $7.7 million and $6.2 million for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008, we sold the stations in our Los Angeles and Miami markets and received proceeds of approximately $150.2 million.  During the same period we acquired CCI and closed on our acquisition of WPRS-FM using approximately $70.4 million in funds.  The Company received approximately $104.0 million in proceeds from completing the sales of certain radio stations in the Louisville, Dayton and Minneapolis markets during the nine months ended September 30, 2007. We also funded approximately $8.5 million of our investment commitment in TV One for the nine months ended September 30, 2007.

Net cash flows used in financing activities were approximately $55.4 million and $108.5 million for the nine months ended September 30, 2008 and 2007, respectively. During the nine months ended September 30, 2008 and 2007, respectively, we borrowed approximately $153.0 million and zero million from our credit facility and repaid approximately $151.6 million and $102.5 million in outstanding debt.  During the nine month ended September 30, 2008 we repurchased approximately $51.1 million of our 8 7/8% Senior Subordinated Notes and approximately $9.2 million of our Class A and Class D common stock.  Reach Media also paid approximately $3.9 million and $2.9 million in dividends to minority interest shareholders for the nine months ended September 30, 2008 and 2007, respectively.

  From time to time we consider opportunities to acquire additional radio stations, primarily in the top 60 African-American markets, and to make strategic acquisitions, investments and divestitures. In June 2008, the Company purchased the assets of WPRS-FM (formerly WGXX-FM), a radio station located in the Washington, DC metropolitan area for approximately $38.0 million.  Since April 2007 and up until closing, the station had been operated under an LMA, and the results of its operations had been included in the Company’s consolidated financial statements since the inception of the LMA.  The station was consolidated with the Company’s existing Washington, DC operations in April 2007.  This purchase was funded from borrowings under our credit facilities of $35.0 million. In April 2008, we acquired CCI, an online social networking company, for $38.0 million in cash, and we borrowed $34.0 million from our credit facility to close this transaction. In July 2007, we acquired the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area, for approximately $2.6 million in seller financing. Up until closing in July 2007, we had been operating WDBZ-AM pursuant to an LMA since August 2001. Other than our agreement with an affiliate of Comcast Corporation, DIRECTV and other investors to fund TV One (the balance of our commitment was approximately $13.7 million at September 30, 2008) we have no other definitive agreements to acquire radio stations or to make strategic investments. However, subject to successful fund raising efforts, we may have a commitment to invest up to $2.0 million in QCP Capital Partners, L.P. (“QCP”), a private equity fund. In October 2007, the Company committed (subject to the completion and execution of requisite legal documentation) to invest in QCP, with a target amount of $200.0 million, which is in the early stages of being raised. If QCP is successful in its fundraising process, the Company has committed to invest 1% of the fund total, with a maximum investment of $2.0 million, which the Company would expect to contribute to the fund over a multi-year period, as is typical with funds of this type. Additionally, the Company will become a member of the general partner of QCP, and become a member of QCP Capital Partners, LLC, the management company for QCP. The Company also agreed to provide a working capital line of credit to QCP Capital Partners, LLC, in the amount of $775,000. As of September 30, 2008, the Company had provided $438,000 under the line of credit. The line of credit is unsecured and bears interest at 7%. The final repayment of all principal and interest is due from QCP Capital Partners, LLC to the Company no later than December 31, 2009.

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

   As of September 30, 2008, we had two standby letters of credit totaling $550,000 in connection with our annual insurance policy renewals. In addition, we had a letter of credit of $295,000 in connection with a contract that we inherited as part of the acquisition of CCI. To date, there has been no activity on these standby letters of credit.

   Our ability to meet our debt service obligations and reduce our total debt, our ability to refinance the 8 7/8% Senior Subordinated Notes at or prior to their scheduled maturity date in 2011, and our ability to refinance the 6 3/8% Senior Subordinated Notes at or prior to their scheduled maturity date in 2013 will depend upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. In the next 12 months, our principal liquidity requirements will be for working capital, continued business development, strategic investment opportunities and for general corporate purposes, including capital expenditures.

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

Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s Investor Services (“Moody’s”) and Standard & Poor’s (“S&P”) evaluate our debt. On November 3, 2008, Moody’s placed on review the Company and its debt for a possible downgrade. The review was prompted by heightened concerns that the radio broadcast sector will likely face significant revenue and cash flow deterioration due to the high probability of further deterioration in the U.S. economy and its impact on advertising revenue. On September 10, 2008, Moody’s downgraded our corporate family rating to B2 from B1 and our $800 million secured credit facility ($500 million revolver, $300 million term loan) to Ba3 from Ba2.  In addition, Moody’s downgraded our 8 7/8% Senior Subordinated Notes and 6 3/8 % Senior Subordinated Notes to Caa1 from B3. While noting that our rating outlook was stable, the ratings downgrade reflected the Company’s operating performance, weaker than previously expected credit metrics and limited borrowing capacity under financial covenants.   On February 26, 2008, S&P placed its rating on the Company on credit watch with negative implications.  The credit watch was based on the Company’s narrow margin of covenant compliance as of December 31, 2007 and uncertainty surrounding compliance following impending step-downs in certain covenant ratios.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 of the consolidated financial statements in our Annual Report on Form 10-K - Organization and Summary of Significant Accounting Policies. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2007, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. Other than the approximately $337.9 million recorded for impairment charges against our radio broadcasting licenses during the nine month period ended September 30, 2008, there have been no material changes to our accounting policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Goodwill and Radio Broadcasting Licenses

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of September 30, 2008, we had approximately $979.6 million in goodwill and radio broadcasting licenses, which represents approximately 78.6% of our total assets. In accordance with SFAS No. 142,“Goodwill and Other Intangible Assets,” for such assets owned as of October 1, we test annually for impairment during each fourth quarter or when circumstances suggest that an impairment exists. Asset impairment exists when the carrying value of these assets exceeds their respective fair value. When the carrying value exceeds fair value, an impairment amount is charged to operations for the excess.

Given the current economic conditions and continual revenue declines in the radio broadcast industry, the Company performed an interim test for impairment and recorded an impairment charge of approximately $337.9 million for the period ending September 30, 2008.  The impairment charges were non-cash in nature, and were recorded to reduce the carrying value of radio broadcasting licenses to their estimated fair values for 11 of our 16 markets, namely in Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Houston, Indianapolis, Philadelphia, Raleigh-Durham, Richmond and St. Louis. The impairments are driven in part by slower radio industry and market revenue growth, declining radio station transaction multiples and a higher cost of capital, and are indicative of a trend in the broadcast industry, and are not unique to the Company.

In total, as part of discontinued operations for our Los Angeles station, we recorded approximately $5.1 million in impairment charges for the nine months ended September 30, 2008 and impairment charges of approximately $15.9 million for the nine months ended September 30, 2007 as part of continuing operations for our Boston market ($5.5 million) and as part of discontinued operations for our Augusta, Minneapolis and Louisville markets ($10.4 million). We believe estimating the value of goodwill and radio broadcasting licenses is a critical accounting estimate because:

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

During the fourth quarter 2008, and as part of our annual impairment assessment, the Company will update its third quarter 2008 interim impairment analysis, and any resulting changes in our estimated fair values could result in further write-downs to the carrying values of these assets. See also Note 1 of our consolidated financial statements - Organization and Summary of Significant Accounting Policies and Note 4  - Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

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

Allowance for Doubtful Accounts

We must make estimates of the uncollectability of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the past four years, including the quarter ended September 30, 2008, our historical results have usually averaged approximately 5.0% of our outstanding trade receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required.

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

Equity Accounting

 We account for our investment in TV One under the equity method of accounting in accordance with APB Opinion No. 18,“The Equity Method of Accounting for Investments in Common Stock,” and other related interpretations. We have recorded our investment at cost and have adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. We will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. We have determined that although TV One is a variable interest entity (as defined by FIN No. 46(R),“Consolidation of Variable Interest Entities”) the Company is not the primary beneficiary of TV One. See Note 5 - Investment in Affiliated Company for further discussion.

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

To address the exposures of unrecognized tax positions, in January 2007, we adopted FIN No. 48,“Accounting for Uncertainty in Income Taxes - Interpretation of SFAS No. 109,” which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of September 30, 2008, we had approximately $5.0 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

Realizability of Deferred Tax Balances

During the fourth quarter 2007, except for deferred tax assets (“DTAs”) in its historically profitable jurisdictions, and DTAs that may be benefited by future reversing deferred tax liabilities (“DTLs”), the Company recorded a full valuation allowance for all other DTAs, mainly net operating loss carryforwards (“NOLs”), as it was determined that more likely than not, the DTAs would not be realized.  The Company reached this determination based on its then cumulative loss position and the uncertainty of future taxable income. Consistent with that prior realizability assessment, the Company has recorded a full valuation allowance for additional NOLs generated from the tax deductible amortization of indefinite-lived assets, as well as DTAs created by impairment charges for the three and nine months ended September 30, 2008, respectively. For remaining DTAs that were not fully reserved, we believe that these assets will be realized within the carryforward period; however, if we do not generate the projected levels of future taxable income, an additional valuation allowance may need to be recorded.

Fair Value Measurements

Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company has accounted for an award called for in the CEO’s employment agreement (the “Employment Agreement”) as a derivative instrument. According to the Employment Agreement, which was executed in April 2008, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company or is terminated for cause.

With the assistance of a third party appraiser, the Company estimated the fair value of the award at June 30, 2008 was approximately $4.6 million, and accordingly, we recorded non-cash compensation expense and a liability for that amount. The Company reviewed the factors underlying this award during the quarter ended September 30, 2008 and concluded there was no change to the fair value of the award. The fair valuation incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award.  As the Company will measure changes in the fair value of this award at each reporting period, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2008, the FASB issued SFAS No. 161,“Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”  SFAS No. 161 requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format.  It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related.  Finally, it requires cross referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  This statement is effective for interim periods beginning after November 15, 2008, although early application is encouraged.  The Company has not completed its assessment of the impact this new pronouncement will have on the consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160,“Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years beginning after December 15, 2008.  The effective date for this Company will be January 1, 2009.  We have not determined the impact this new pronouncement would have on the consolidated financial statements.

In December 2007, the SEC issued SAB No. 110 that modified SAB No. 107 regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123R,“Share-Based Payment.” Under SAB No. 107, the use of the “simplified” method was not allowed beyond December 31, 2007. SAB No. 110 allows, however, the use of the “simplified” method beyond December 31, 2007 under certain circumstances. We currently use the “simplified” method under SAB No. 107, and we expect to continue to use the “simplified” method in future periods if the facts and circumstances permit.

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

CAPITAL AND COMMERCIAL COMMITMENTS

Long-term debt

The total amount available under our existing Credit Agreement with a syndicate of banks is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. As of September 30, 2008, we had approximately $315.9 million in debt outstanding under the Credit Agreement. We also have outstanding $200.0 million 6 3/8% Senior Subordinated Notes and $248.9 million 8 7/8% Senior Subordinated Notes. See “Liquidity and Capital Resources.” (See Note 13 – Subsequent Events.)

    Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities and a non-cancelable capital lease for equipment that expire over the next 21 years.

Operating Contracts and Agreements

We have other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements that expire over the next six years.

Contractual Obligations Schedule

The following table represents our contractual obligations as of September 30, 2008:

	Payments Due by Period
Contractual Obligations	2008	2009	2010	2011	2012	2013 and Beyond	Total
	(In thousands)

8 7/8% Senior Subordinated Notes(1)	$—	$22,090	$22,090	$270,989	$—	$—	$315,169
6 3/8% Senior Subordinated Notes(1)	—	12,750	12,750	12,750	12,750	206,375	257,375
Credit facilities(2)	14,358	60,596	63,180	60,587	175,670	—	374,391
Capital lease obligation	156	214	—	—	—	—	370
Other operating contracts/agreements(3)(4)	18,304	41,155	22,699	21,905	21,982	22,516	148,561
Operating lease obligations	2,285	8,170	7,082	5,726	4,095	12,743	40,101
Total	$35,103	$144,975	$127,801	$371,957	$214,497	$241,634	$1,135,967

(1)	Includes interest obligations based on current effective interest rate on Senior Subordinated Notes outstanding as of September 30, 2008.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of September 30, 2008.

(3)
Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements.

(4)
In November 2008, the Chief Administrative Officer (“CAO”) was paid a retention bonus of approximately $2.0 million pursuant to an employment agreement for having remained employed with the Company for the eight year term of the agreement.

Reflected in the obligations above, as of September 30, 2008, we had two swap agreements in place for a total notional amount of $50.0 million. The periods remaining on the swap agreements range in duration from 20.5 to 44.5 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance.

RELATED PARTY TRANSACTIONS

In 2000, an officer of the Company, the former Chief Financial Officer (the “Former CFO”), purchased shares of the Company’s common stock.  The Former CFO purchased 333,334 shares of the Company’s Class A common stock and 666,666 shares of the Company’s Class D common stock. The stock was purchased with the proceeds of full recourse loans from the Company in the amount of approximately $7.0 million. In September 2005, the Former CFO repaid a portion of his loan. The partial repayment of approximately $7.5 million, which includes accrued interest, was effected using 300,000 shares of the Company’s Class A common stock and 230,000 shares of the Company’s Class D common stock owned by the Former CFO. All shares transferred to the Company in satisfaction of this loan have been retired. As of September 30, 2008, there was no remaining principal and interest balance on the Former CFO’s loan. The Former CFO was employed with the Company through December 31, 2007, and pursuant to an agreement with the Company, the loan became due in full in July 2008. Pursuant to his employment agreement, the Former CFO was eligible to receive a retention bonus in the amount of approximately $3.1 million in cash on July 1, 2008, for having remained employed with the Company through December 31, 2007. The $3.1 million retention bonus was a pro rata portion of a $7.0 million retention bonus called for in his employment agreement, had he remained employed with the Company for ten years, and is based on the number of days of employment between October 18, 2005 and December 31, 2007.  In July 2008, the Former CFO settled the remaining balance of the loan in full the by offsetting the loan with his after-tax proceeds from the $3.1 million retention bonus, in addition to paying a cash amount of $34,000 to the Company.

The Company’s CEO and its Founder and Chairperson own a music company called Music One LLC (“Music One”). The Company occasionally engages in promoting the recorded music products and events of Music One, and Music One sometimes provides talent services for Radio One events. The Company also provides and charges Music One for office space and administrative services. For the three months ended September 30, 2008, the Company did not provide any advertising and made payments to Music One for talent and sponsorship activities in the amount of $2,500. For the nine months ended September 30, 2008, the Company provided advertising and made payments to Music One for talent and sponsorship activities in the amounts of $61,000 and $127,000, respectively.

As of December 31, 2007, the Company had an additional loan outstanding to the Former CFO in the amount of $88,000. The loan was due on demand and accrued interest at 5.6%, totaling an amount of $53,000 as of December 31, 2007. In January 2008, the Former CFO repaid the full remaining balance of the loan in cash in the amount of $140,000.

In July 2007, the Company closed on an agreement to acquire the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area from Blue Chip Communications, Inc. (“Blue Chip”) for approximately $2.6 million in seller financing. The financing was a 5.1% interest bearing loan payable monthly which was paid in full in July 2008. Blue Chip is owned by a former member of the Company’s board of directors. The transaction was approved by a special committee of independent directors appointed by the board of directors. Additionally, the Company retained an independent valuation firm to provide a fair value appraisal of the station. Prior to the closing, and since August of 2001, the Company consolidated WDBZ-AM within its existing Cincinnati operations, and operated WDBZ-AM under an LMA for no annual fee, the results of which were incorporated in the Company’s financial statements.

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

Changes in internal control over financial reporting

During the three months ended September 30, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

There has been no material change to our legal proceedings as set forth in the most recently filed Form 10-K.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007 (the "2007 Annual Report"), which could materially affect our business, financial condition or future results. The risks described in our 2007 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results. The risk factors set forth below are in addition to those in the 2007 Annual Report.

We are currently not in compliance with NASDAQ rules for continued listing of our Class A andClass D common shares

Our shares of Class A and Class D common stock are currently not in compliance with NASDAQ rules for continued listing and may beat risk of being delisted. On May 21, 2008, the Company received a letter (the “Notification”) from The NASDAQ Stock Market notifying the Company that for the prior 30 consecutive trading days, the Company’s Class A common shares (the “Class A Shares”) had not maintained a minimum market value of publicly held shares (“MVPHS”) of $5.0 million as required for continued inclusion by Marketplace Rule 4450(a)(2) (the “Rule”).  In accordance with Marketplace Rule 4450(e)(1), the Company was provided 90 calendar days, or until August 19, 2008, to regain compliance.  On August 26, 2008, Radio One, Inc. announced that it had received approval from the NASDAQ Stock Market to transfer the listing of its Class A Shares from The NASDAQ Global Market to The NASDAQ Capital Market. The transfer became effective at the opening of business on August 27, 2008.  Since that time, macroeconomic and extraordinary market conditions have depressed the trading price of our shares and our shares Class D common stock have traded under the NASDAQ minimum bid price of $1.00 for 30 consecutive trading days and, thus, are at risk for delisting.   Shares of our Class A common stock have traded under $1.00 since October 8, 2008 and similarly could face delisting proceedings if they were to continue to trade under $1.00 for 30 consecutive trading days.

On October 16, 2008, given the current extraordinary market conditions, NASDAQ suspended the minimum bid price and MVPHS requirements through January 16, 2009. In that regard, on October 16, 2008, NASDAQ filed an immediately effective rule change with the SEC, such that companies will not be cited for any new concerns related to minimum bid price or MVPHS deficiencies.  Minimum bid price and MVPHS rules will be reinstated on January 19, 2009. While NASDAQ’s suspension of the minimum bid price and MVPHS rules does provide us with time in which market conditions may help cure the deficiencies, there can be no assurance that on January 19, 2009 we will meet the NASDAQ minimum bid price and MVPHS requirements for shares of either our Class A or Class D common stock. Our failure to meet such requirements may subject us to delisting and could result in decreased liquidity for our Class A and Class D common stock.

The global financial crisis and deteriorating U.S. economy may have an unpredictable impact on our business and financial condition.

The capital and credit markets have recently been experiencing unprecedented levels of volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and limited credit capacity for certain companies without regard to those companies’ underlying financial strength. In addition, the weakening economy has produced a drop in consumer confidence and spending, which has impacted corporate profits and resulted in cutbacks in advertising budgets. If the economic downturn and current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our business, financial condition, results of operations and our ability to access capital. For example, the continued existence of the worsening economy and market and capital crisis could further adversely impact the overall demand for advertising, which could have a negative effect on our revenues and results of operations. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months and nine months ending September 30, 2008, we made repurchases of our Class A and Class D common stock pursuant to the $150.0 million stock repurchase program adopted by our board of directors on March 20, 2008.

The following table provides information on our repurchases during the three months ended September 30, 2008:

				(c)	(d)
				Total Number of Shares	Maximum Dollar
	(a)		(b)	Purchased as Part	Value of Shares that May
	Total Number of		Average Price	of Publicly Announced	Yet Be Purchased Under
Period	Shares Purchased (1)		Paid per Share	Plans or Programs	The Plans or Programs
July 1, 2008 — September 30, 2008	234,292	Class A	$1.26	234,292	$62,802,423

July 1, 2008 — September 30, 2008	6,884,844	Class D	$0.89	6,884,844	$62,802,423

Total	7,119,136			7,119,136	$62,802,423

(1)
In March 2008, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock through December 31, 2009 of up to $150.0 million, the maximum amount allowable under the Credit Agreement. The amount and timing of such repurchases will be based on pricing, general economic and market conditions, and the restrictions contained in the agreements governing the Company’s credit facilities and subordinated debt and certain other factors.While $150.0 million is the maximum amount allowable under the Credit Agreement, in 2005 under a prior board authorization, the Company utilized approximately $78.0 million to repurchase common stock leaving capacity of $72.0 million under the Credit Agreement.  During the period ended September 30, 2008, the Company repurchased 421,661 shares of Class A common stock at an average price of $1.32 and 8.8 million shares of Class D common stock at an average price of $0.99.  As of September 30, 2008, the Company had $62.8 million in capacity available under the 2008 share repurchase program taking into account the limitations of the Credit Agreement and prior repurchase activity.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

November 10, 2008