Form 10-Q/A
period 2008-09-30
RADIO ONE INC
filed 2008-11-12
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q/A

Amendment No. 1
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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A is being filed solely to revise Part I – Financial Information, Item 1 – Notes to Consolidated Financial Statements (Unaudited), Footnote 7 – Long-Term Debt, Credit Facilities (“Footnote 7”) of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “September 2008 Form 10-Q”) that was filed by the Company on November 10, 2008. This amendment corrects certain typographical errors in the disclosure section of Footnote 7 concerning the Company’s Credit Agreement. This same information was correctly presented in Part I – Financial Information, Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operation, Liquidity and Capital Resources section (the “Liquidity Section”) of the September 2008 Form 10-Q. You will note the Liquidity Section remains unchanged. For the convenience of the reader, we have corrected the typographical errors in Footnote 7 and resubmitted the September 2008 Form 10-Q in its entirety so that the reader has all information in one document.

Except as described above, the Form 10-Q/A does not amend, update or change the financial statements or any other items or disclosures made in the September 2008 Form 10-Q.

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

Supplemental Note: In July 2007, a seller financed loan of approximately $2.6 million was incurred when the Company acquired the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area.  As of September 30, 2008, this loan was paid in full.

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

We are currently not in compliance with NASDAQ rules for continued listing of our Class A andClass D common shares.

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

November 12, 2008