Form 10-K
period 2008-12-31
RADIO ONE INC
filed 2009-03-16
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
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

Large accelerated filer ☐          Accelerated filer ☑           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at February 27, 2009
Class A Common Stock, $.001 par value	3,016,730
Class B Common Stock, $.001 par value	2,861,843
Class C Common Stock, $.001 par value	3,121,048
Class D Common Stock, $.001 par value	62,348,486

The aggregate market value of common stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Class A and Class D common stock on June 30, 2008, was approximately $104.2 million.

RADIO ONE, INC. AND SUBSIDIARIES

Form 10-K
For the Year Ended December 31, 2008

CERTAIN DEFINITIONS

Unless otherwise noted, the terms “Radio One,” “the Company,” “we,” “our” and “us” refer to Radio One, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:
•
the effects the current global financial and economic crisis, credit and equity market volatility and the deteriorating U.S. economy may continue to have on our business and financial condition and the business and financial condition of our advertisers;

•	a continued worsening of the economy could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given the current economic environment;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement methodologies;

•	regulation by the Federal Communications Commission relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be sustained due to impairment charges against our broadcasting licenses, goodwill and other intangible assets, particularly in light of the current economic environment;

•	increased competition from new technologies;

•	the impact of our acquisitions, dispositions and similar transactions;

•	our high degree of leverage and potential inability to refinance our debt given current market conditions;

•	our current non-compliance with NASDAQ rules for continued listing of our Class A and Class D common stock; and

•	other factors mentioned in our filings with the Securities and Exchange Commission including the factors discussed in detail in Item 1A, “Risk Factors,” contained in this report.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

Overview

Radio One is one of the nation’s largest radio broadcasting companies and the largest broadcasting company that primarily targets African-American and urban listeners. We currently own 53 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties.   Most recently, in April 2008, we completed our acquisition of Community Connect Inc. (“CCI”), an online social networking company that hosts the website BlackPlanet, the largest social networking site primarily targeted at African-Americans. This acquisition is consistent with our operating strategy of becoming a multi-media entertainment and information content provider to African-American consumers.  Our other media acquisitions and investments include our approximate 36% ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 51% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; and our acquisition of certain net assets (“Giant Magazine”) of Giant Magazine, LLC, an urban-themed lifestyle and entertainment magazine. Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American audience.

While diversifying our operations, since December 2006, we have sold approximately $287.9 million of our non-core radio assets.  While we maintained our core radio franchise, these dispositions have allowed the Company to more strategically allocate its resources consistent with its long-term multi-media operating strategy.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s two reportable segments: (i) Radio Broadcasting and (ii) Internet/Publishing. (See Note 17 of the audited consolidated financial statements included in Item 15 – Segment Information.)

Significant 2008 Events

   On February 20, 2008, Peter Thompson assumed the role of Executive Vice President and Chief Financial Officer (“CFO”) of the Company.  Mr. Thompson comes to the Company with over 20 years of financial experience and served as the Company’s Executive Vice President of Corporate Development from October 1, 2007 until his appointment as the Company’s CFO.  Mr. Thompson assumed the role of CFO following the departure of Scott R. Royster, who left the Company on December 31, 2007.

Acquisitions

   In June 2008, the Company purchased the assets of WPRS-FM, a radio station located in the Washington, DC metropolitan area, for $38.0 million.  From April 2007 and until closing, the station had been operated under a local marketing agreement (“LMA”), and the results of its operations were included in the Company’s consolidated financial statements.  The station was consolidated with the Company’s existing Washington, DC operations in April 2007.

   In April 2008, the Company acquired CCI for $38.0 million in cash. CCI is an online social networking company operating branded websites including BlackPlanet, MiGente, and AsianAvenue.

Dispositions

    Between December 2006 and May 2008, the Company sold the assets of 20 radio stations in seven markets for approximately $287.9 million in cash. These dispositions were consistent with the Company’s strategic plan to divest itself of non-core radio assets.

    Los Angeles Station:  In May 2008, the Company sold the assets of its radio station KRBV-FM, located in the Los Angeles metropolitan area, to Bonneville International Corporation (“Bonneville”) for approximately $137.5 million in cash. Bonneville began operating the station under an LMA on April 8, 2008.

    Miami Station:  In April 2008, the Company sold the assets of its radio station WMCU-AM (formerly WTPS-AM), located in the Miami metropolitan area, to Salem Communications Holding Corporation (“Salem”) for approximately $12.3 million in cash.  Salem began operating the station under an LMA effective October 18, 2007.

    Augusta Stations:  In December 2007, the Company sold the assets of its five radio stations in the Augusta metropolitan area to Perry Broadcasting Company for approximately $3.1 million in cash.

    Louisville Station:  In November 2007, the Company sold the assets of its radio station WLRX-FM in the Louisville metropolitan area to WAY FM Media Group, Inc. for approximately $1.0 million in cash.

    Dayton and Louisville Stations:  In September 2007, the Company sold the assets of its five radio stations in the Dayton metropolitan area and five of its six radio stations in the Louisville metropolitan area to Main Line Broadcasting, LLC for approximately $76.0 million in cash.

    Minneapolis Station:  In August 2007, the Company sold the assets of its radio station KTTB-FM in the Minneapolis metropolitan area to Northern Lights Broadcasting, LLC for approximately $28.0 million in cash.

    Boston Station:  In December 2006, the Company sold the assets of its radio station WILD-FM in the Boston metropolitan area to Entercom Boston, LLC (“Entercom”) for approximately $30.0 million in cash. Entercom began operating the station under an LMA effective August 18, 2006.

Our Stations and Markets

    The table below provides information about our radio stations and the markets in which we operated as of December 31, 2008.

	Radio One			Market Data
			Entire
			Audience
			Four Book
			Average		Ranking by Size
			(Ending		of African-	Estimted Fall 2008 Metro
			Fall 2008)	Estimated 2007	American	Population Persons 12+(c)
	Number of Stations		Audience	Annual Radio	Population		African-
Market	FM	AM	Share(a)	Revenue(b)	Persons 12+(c)	Total	American%
				($ millions)		(millions)
Atlanta (1)	4	-	14.8	398.5	3	4.4	30.9%
Washington, DC (2)	3	2	12.9	365.1	4	4.2	26.9%
Philadelphia (2)	3	-	8.0	301.4	5	4.4	20.3%
Detroit (1)	2	1	6.0	225.3	6	3.9	22.0%
Houston (2)	3	-	14.8	383.8	7	4.8	17.0%
Dallas (1)	2	-	6.4	416.3	9	5.1	14.3%
Baltimore	2	2	17.4	147.5	11	2.3	28.6%
St. Louis	2	-	7.1	139.7	15	2.3	18.2%
Charlotte	2	-	5.1	114.5	16	2.0	21.0%
Cleveland	2	2	13.5	108.4	17	1.8	19.0%
Richmond	4	1	21.5	60.9	19	.9	29.6%
Raleigh-Durham	4	-	19.0	84.8	20	1.3	21.5%
Boston (3)	-	1	-	310.5	21	3.9	6.7%
Cincinnati	2	1	9.4	123.1	27	1.8	12.2%
Columbus	3	-	13.4	102.9	29	1.4	14.6%
Indianapolis (4)	3	1	18.6	93.6	31	1.4	14.8%

Total	41	11

(1) (2) (3) (4)
Due to a methodology measurement change, the four book average is measured using the diary method in the first three quarters of the year and the portable people meter (“PPM”) methodology for the fourth quarter.

Due to a methodology measurement change, the four book average is measured using a 12 book PPM average.

We do not subscribe to Arbitron for our Boston market.

WDNI-LP, the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

(a)	Audience share data are for the 12+ demographic and derived from the Arbitron Survey four book averages ending with the Fall 2008 Arbitron Survey.

(b)
2007 estimated annual radio revenues are from BIA Financials Investing in Radio Market Report, 2008 Yearbook. The BIA Financials Investing in Radio Market Report, 2009 Yearbook which would include the 2008 estimated annual radio revenues was not available at the date the this Form 10-K was filed.

(c)	Population estimates are from the Arbitron Radio Market Report, Fall 2008.

The African-American Market Opportunity

    We believe that urban-oriented media primarily targeting African-Americans continues as an attractive opportunity for the following reasons:

    Relative Outperformance versus General Market.  Within our core radio business, based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), 2008 total market revenue in the markets within which we operate declined 8.8% while our revenues within these markets declined by 6.1%.  We attribute this outperformance to the unique multi-media platform we operate specifically targeting the African-American population and urban listeners. Based upon population growth trends, geographic concentration among the African-American population, income growth and the significant influence of African-American culture, we believe that targeting African-Americans through advertising continues to be an attractive opportunity.  In addition, the growth in internet usage among African-Americans contrasted with the limited online content targeting the African-American and urban consumer represents a market opportunity that has yet to mature.

    Rapid African-American Population Growth.  From 2000 to 2005, the African-American population grew 4.8%, compared to a 4.3% overall population growth rate, and accounted for 12.1% of total population growth. The African-American population is expected to increase by approximately 2.4 million between 2005 and 2010 to approximately 40.0 million, a 9.9% increase from 2000, compared to an expected increase during the same period of 6.0% for the non-African-American population. African-Americans are expected to make up 17.9% of total population growth during the period from 2005 through 2010. (Source: U.S. Census Bureau, 2004, “U.S. Interim Projections by Age, Sex, Race, and Hispanic Origin.”) According to the U.S. Census, the average African-American population is nearly five years younger than the total U.S. population average. As a result, urban formats, in general, tend to skew younger than formats targeted to the general market population. Within the next 30 years the African-American population is expected to exceed 50 million people and will represent more than 14% of the total U.S. population. The African-American consumer market represents an attractive customer segment in many states. (Source: The Multicultural Economy, the University of Georgia’s Selig Center for Economic Growth, 2006 Edition).

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

    Higher African-American Income Growth.  The economic status of African-Americans improved at an above-average rate over the past two decades. The per capita income of African-Americans is expected to increase 21.1% between 2005 and 2010 (Source: U.S. Census Bureau, Historical Income Data). African-American buying power was estimated at $799 billion in 2006, up from $590 billion in 2000. African-American buying power is expected to increase to $1.1 trillion by 2011, up by 237.0% in 22 years. (Source: “Black Buying Power,” CAB Race, Relevance and Revenue, June 2007).  In addition, African-American consumers tend to have a different consumption profile than do non-African-Americans. A report published by the Cable Advertising Bureau notes those products and services for which African-American households spent more or a higher proportion of their money than non-African-Americans. The products and services included apparel and accessories, appliances, consumer electronics, food, personal care products, telephone service and transportation. Such findings imply that utilities, telecom firms, clothing and grocers would greatly benefit from marketing directly to African-American consumers.  This is particularly true in those states (including the District of Columbia) where African American buying power represents the largest share of total buying power within such states with the largest share of total African-American buying power, such as the District of Columbia (31.1%), Maryland (22.0%), Georgia (20.5%), North Carolina (14.5%) and Virginia (13.1%).  (Source: “Black Buying Power,” CAB Race, Relevance and Revenue, June 2007).

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

    Significant and Growing Internet Usage among African-Americans with Limited Targeted Online Content Offerings.  African-Americans are becoming significant users of the internet. The same factors driving increases in African-American buying power, such as improvements in education, income and employment, are also increasing African-American internet usage. One study estimates that African-Americans will make up 11.8% of all U.S. internet users in 2011, up from 10.8% in 2006.  (Source:  "African Americans Online", eMarketer, 2007).  In one of the more recent studies available that tracks internet usage patterns, African-Americans were found to use the internet more hours per day than the general online population. Additionally, the growth of internet penetration and high-speed internet penetration in African-American households is expected to remain above that of the general population. Furthermore, even with such high penetration, the overwhelming number of African-Americans says there is not enough online content that is targeted towards them as a distinct culture with its own needs and values. (Source: 2005 AOL African-American Cyberstudy, conducted for America Online by Images Market Research). In fact, we believe that there is no company that dominates the African-American market online and the lack of any strong competitive presence presents a significant opportunity for us to build an online business that is highly scalable.

    The Results of our Black America Study (www.blackamericastudy.com).  In addition to relying on third-party research and our own experience, from time to time we conduct or commission our own proprietary research.  In early 2008, we released the groundbreaking “Black America Study”.  This national study, conducted by Yankelovich, a leader in consumer research for over 50 years, is one of the largest segmentation research studies ever done of Blacks and African-Americans.  This study helps us to better understand the motivations of our core demographic by segmenting the large and growing African-American audience so that we can highlight the diversity that exists in Black America. This enhanced understanding helps us identify new opportunities to serve the African-American community and assists us in helping advertisers and marketers reach Black America more effectively.

    The study includes insight into African-Americans’ feelings about their future, past and present, as well as, details on their relationship with media, advertising and technology. The incredible wealth of quantifiable information about our listeners, viewers, readers and visitors provides invaluable marketing and programming applications for Radio One. This allows us to ensure that our content best reflects our audience and allows for companies, organizations and individuals  to effectively reach this vital community.

Business Strategy

    Radio Station Portfolio Optimization.  Our strategy is to make select acquisitions of radio stations, primarily in markets where we already have a presence, and to divest stations which are no longer strategic in nature. We may divest stations that do not have an urban format or stations located in smaller markets or markets where the African-American population is smaller, on a relative basis, than other markets in which we operate. Since December 2006, we have completed the sale of approximately $287.9 million of our non-core radio assets in accordance with our portfolio optimization plan. Notwithstanding these dispositions, we are continually looking for opportunities to upgrade existing radio stations by strengthening their signals to reach a larger number of potential listeners.

    Investment in Complementary Businesses.  We continue to invest in complementary businesses in the media and entertainment industry. The primary focus of these investments will be on businesses that provide entertainment and information content to African-American consumers. Such investments include the internet and publishing.  Most recently, in April 2008, we acquired CCI, an online social networking company that hosts the website BlackPlanet, the largest social networking site primarily targeted at African-Americans.  This acquisition is consistent with our operating strategy of becoming a multi-media entertainment and information content provider to African-American consumers.  We believe that our unique position as a diversified media company focused on the African-American consumer provides us with a competitive advantage in these new businesses.

Top 50 African-American Radio Markets in the United States

    The table below notes the top 50 African-American radio markets in the United States. Boxes and bold text indicate markets where we own radio stations. Population estimates are for 2008 and are based upon data provided by Arbitron.

Rank	Market	African-American Population (Persons 12+)	African-Americans as a Percentage of the Overall Population(Persons 12+)
		(In thousands)
1	New York, NY	2,665	17.3%
2	Chicago, IL	1,379	17.6
3	Atlanta, GA	1,355	30.9
4	Washington, DC	1,140	26.9
5	Philadelphia, PA	885	20.3
6	Detroit, MI	853	22.0
7	Houston-Galveston, TX	811	17.0
8	Los Angeles, CA	810	7.4
9	Dallas-Ft. Worth, TX	733	14.3
10	Miami-Ft. Lauderdale-Hollywood, FL	714	20.0
11	Baltimore, MD	649	28.6
12	Memphis, TN	469	43.9
13	San Francisco, CA	426	7.1
14	Norfolk-Virginia Beach-Newport News, VA	425	31.8
15	St. Louis, MO	418	18.2
16	Charlotte-Gastonia-Rock Hill, NC	411	21.0
17	Cleveland, OH	336	19.0
18	New Orleans, LA	307	32.8
19	Richmond, VA	279	29.6
20	Raleigh-Durham, NC	277	21.5
21	Boston, MA	261	6.7
22	Tampa-St. Petersburg-Clearwater, FL	255	10.7
23	Birmingham, AL	251	28.3
24	Jacksonville, FL	245	21.5
25	Orlando, FL	241	15.9
26	Greensboro-Winston-Salem-High Point, NC	240	20.3
27	Cincinnati, OH	216	12.2
28	Milwaukee-Racine, WI	214	14.8
29	Columbus, OH	212	14.6
30	Nassau-Suffolk (Long Island), NY	210	9.0
31	Indianapolis, IN	205	14.8
32	Kansas City, KS	199	12.5
33	Nashville, TN	196	15.9
34	Baton Rouge, LA	195	34.1
35	Jackson, MS	182	45.8
36	Middlesex-Somerset-Union, NJ	182	13.2
37	Minneapolis-St. Paul, MN	182	6.7
38	Seattle-Tacoma, WA	182	5.4
39	Columbia, SC	171	32.9
40	Riverside-San Bernardino, CA	171	9.2
41	West Palm Beach-Boca Raton, FL	168	15.0
42	Pittsburgh, PA	165	8.4
43	Las Vegas, NV	161	10.1
44	Charleston, SC	154	28.3
45	Augusta, GA	147	34.2
46	Greenville-Spartanburg, SC	145	16.8
47	Phoenix, AZ	144	4.4
48	Sacramento, CA	139	7.6
49	Louisville, KY	133	14.0
50	Greenville-New Bern-Jacksonville, NC	129	24.4

Multi-Media Operating Strategy

    To maximize net revenue and station operating income at our radio stations, we strive to achieve the largest audience share of African-American listeners in each market, convert these audience share ratings to advertising revenue, and control operating expenses. Complementing our core radio franchise are our cable, print and online media interests. Through our national presence across our various media, we provide our customers with a multi-media advertising platform that is a unique and powerful delivery mechanism to African-Americans. We believe that as we continue to diversify into other media, the strength and effectiveness of this unique platform will become even more compelling.  The success of our strategy relies on the following:

•	market research, targeted programming and marketing;

•	ownership and syndication of programming content;

•	radio station clustering, programming segmentation and sales bundling;

•	strategic and coordinated sales, marketing and special event efforts;

•	strong management and performance-based incentives; and

•	significant community involvement.

Market Research, Targeted Programming and Marketing

    We use market research to tailor the programming, marketing and promotion of our radio stations and content of our complementary media to maximize audience share. We also use our research to reinforce our current programming and content and to identify unserved or underserved markets or segments of the African-American population and to determine whether to acquire new media properties or reprogram one of our existing media properties to target those markets or segments.

    We also seek to reinforce our targeted programming and content by creating a distinct and marketable identity for each of our media properties. To achieve this objective, in addition to our significant community involvement discussed below, we employ and promote distinct, high-profile personalities across our media properties, many of whom have strong ties to the African-American community.

Ownership and Syndication of Programming Content

    To diversify our revenue base, we seek to develop or acquire proprietary African-American targeted content. We distribute this content in a variety of ways, utilizing our own network of multi-media distribution assets or through distribution assets owned by others. If we distribute content through others, we will be paid for providing this content or receive advertising inventory in exchange. To date, our programming content efforts have included our investment in TV One and its related programming, our acquisition of 51% of the common stock of Reach Media, the acquisition of Giant Magazine, the acquisition and development of our interactive brands including BlackPlanet, NewsOne, TheUrbanDaily and HelloBeautiful and the development of several syndicated radio shows.

Radio Station Clustering, Programming Segmentation and Sales Bundling

    We strive to build clusters of radio stations in our markets, with each radio station targeting different demographic segments of the African-American population. This clustering and programming segmentation strategy allows us to achieve greater penetration into the distinct segments of our overall target market. In a similar fashion, we have multiple online brands including BlackPlanet, NewsOne, TheUrbanDaily and HelloBeautiful.  Each of these brands focuses upon a different segment of African-American online users.  With our radio station clusters and multiple online brands we are able to direct advertisers to specific audiences or to bundle the radio stations and brands for advertising sales purposes when advantageous.

    We believe there are several potential benefits that result from operating multiple radio stations in the same market and multiple online brands. First, each additional radio station in a market and online brand provides us with a larger percentage of the prime advertising time available for sale within that market and among online users.  Second, the more stations we program and brands we operate, the greater the market share we can achieve in our target demographic groups through the use of segmented programming and content delivery. Third, we are often able to consolidate sales, promotional, technical support and business functions across stations and brands to produce substantial cost savings. Finally, the purchase of additional radio stations in an existing market and the development of additional online brands allow us to take advantage of our market expertise and existing relationships with advertisers.

Sales, Marketing and Special Events

    We have assembled an effective, highly trained sales staff responsible for converting audience share into revenue. We operate with a focused, sales-oriented culture, which rewards aggressive selling efforts through a commission and bonus compensation structure. We hire and deploy large teams of sales professionals for each of our media properties or media clusters, and we provide these teams with the resources necessary to compete effectively in the markets in which we operate. We utilize various sales strategies to sell and market our properties on a stand-alone basis, in combination with other properties within a given market, and across our various media properties, where appropriate.

    We have created a national platform of radio stations in some of the largest African-American markets. This platform reaches approximately 12 million listeners weekly, more than that of any other radio broadcaster primarily targeting African-Americans. Given the high degree of geographic concentration among the African-American population, national advertisers find advertising on our radio stations an efficient and cost-effective way to reach this target audience. Through our corporate sales department, we bundle and sell our platform of radio stations to national advertisers, thereby enhancing our revenue generating opportunities, expanding our base of advertisers, creating greater demand for our advertising time inventory and increasing the capacity utilization of our inventory and making our sales efforts more efficient. We have also created a dedicated online and print sales force as part of our interactive unit. The unit’s national team focuses on helping marketers reach our online and print audience of approximately 8 million unique visitors.  Our leading advertising products, custom solutions, and integrated inventory opportunities, allow marketers a unique vehicle to reach online African-American consumers at scale. To allow marketers to reach our audience across all of our platforms (radio, television, online and print) in an efficient way, we recently launched One Solution. One Solution is our a cross-platform/brand sales and marketing effort which allows top tier advertisers to take full advantage of our complete suite of offerings through a one-stop shop approach.

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

Strong Management and Performance-Based Incentives

    We focus on hiring and retaining highly motivated and talented individuals in each functional area of our organization who can effectively help us implement our growth and operating strategies. Our management team is comprised of a diverse group of individuals who bring significant expertise to their functional areas. To enhance the quality of our management in the areas of sales and programming, general managers, sales managers and program directors have significant portions of their compensation tied to the achievement of certain performance goals. General Managers’ compensation is based partially on increasing market share and achieving station operating income benchmarks, which creates an incentive for management to focus on both sales growth and expense control. Additionally, sales managers and sales personnel have incentive packages based on sales goals, and program directors and on-air talent have incentive packages focused on maximizing ratings in specific target segments. Our One Solution sales approach seeks to drive incremental revenue and value across all of our media properties and includes performance based incentives for our sales team.

Significant Community Involvement

    We believe our active involvement and significant relationships in the African-American community across our brands and in each of our markets provide a competitive advantage in targeting African-American audiences and significantly improve the marketability of our advertising to businesses that are targeting such communities. We believe that a media property’s image should reflect the lifestyle and viewpoints of the target demographic group it serves. Due to our fundamental understanding of the African-American community, we are well positioned to identify music and musical styles, as well as political and social trends and issues, early in their evolution. This understanding is then integrated into significant aspects of our operations across all of our media properties and enables us to create enhanced awareness and name recognition in the marketplace. In addition, we believe our approach to community involvement leads to increased effectiveness in developing and updating our programming formats and online brands and content which in turn leads to greater listenership and users of our online properties, driving higher ratings and online traffic over the long-term.

Our Radio Station Portfolio

    The following table sets forth selected information about our portfolio of radio stations as of December 31, 2008. Market population data and revenue rank data are from BIA Financials Investing in Radio Market Report, 2008 Fourth Edition. Audience share and audience rank data are based on Arbitron Survey four book averages ending with the Fall 2008 Arbitron Survey unless otherwise noted. As used in this table, “n/a” means not applicable or not available and (“t”) means tied with one or more radio stations.

	Market Rank					Four Book Average
	2008	2008				Audience Share	Audience Rank		Audience Share	Audience Share
	Metro	Radio	Year		Target Age	in 12+	in 12+-		in Target	in Target
Market	Population	Revenue	Acquired	Format	Demographic	DemoGraphic	DemoGraphic		DemoGraphic	DemoGraphic

Atlanta(1)(2)	7	6
WPZE-FM			1999	Contemporary Inspirational	25-54	4.2	7		3.9	7
WJZZ-FM			1999	NAC/Jazz	25-54	2.8	12		2.6	16
WHTA-FM			2002	Urban Contemporary	18-34	4.1	6		7.4	2
WAMJ-FM			2004	Urban AC	25-54	3.7	8		4.6	6

Washington, DC(1)(2)	9	7
WKYS-FM			1995	Urban Contemporary	18-34	4.4	8		9.2	2
WMMJ-FM			1987	Urban AC	25-54	5.2	3		5.4	2
WPRS-FM			2008	Contemporary Inspirational	25-54	2.8	15		2.9	14	(t)
WYCB-AM			1998	Gospel	25-54	0.2	38	(t)	0.2	38	(t)
WOL-AM			1980	News/Talk	35-64	0.3	32	(t)	0.3	32	(t)
Philadelphia(3)	3	10
WPPZ-FM			1997	Contemporary Inspirational	25-54	3.0	17		3.6	12	(t)
WPHI-FM			2000	Urban Contemporary	18-34	2.1	21		4.6	8
WRNB-FM			2004	Urban AC	25-54	2.9	18		3.2	15
Detroit(1)(2)	11	13
WHTD-FM			1998	Urban Contemporary	18-34	2.2	18		4.9	4	(t)
WDMK-FM			1998	Urban AC	25-54	2.8	15		3.1	14
WCHB-AM			1998	News/Talk	35-64	1.1	23	(t)	0.9	23	(t)
Houston(3)	6	8

KMJQ-FM			2000	Urban AC	25-54	6.6	1		7.1	1
KBXX-FM			2000	Urban Contemporary	18-34	5.8	3		9.5	1
KROI-FM			2004	Contemporary Inspirational	25-54	2.4	19		2.7	17	(t)
Dallas(1)(2)	5	4
KBFB-FM			2000	Urban Contemporary	18-34	3.9	4	(t)	6.2	4
KSOC-FM			2001	Urban AC	25-54	2.5	13	(t)	2.9	12
Baltimore	22	20
WERQ-FM			1993	Urban Contemporary	18-34	9.5	1		22.1	1
WWIN-FM			1992	Urban AC	25-54	7.2	3		8.0	2
WOLB-AM			1992	News/Talk	35-64	0.3	40	(t)	0.2	47	(t)
WWIN-AM			1993	Gospel	35-64	0.4	37	(t)	0.4	36	(t)
St. Louis	20	21

WFUN-FM			1999	Urban AC	25-54	3.9	9	(t)	4.2	8	(t)
WHHL-FM			2006	Urban Contemporary	18-34	3.2	16	(t)	7.0	4
Cleveland	29	27
WENZ-FM			1999	Urban Contemporary	18-34	5.8	6		14.4	1
WERE-AM			1999	News/Talk	35-64	0.4	27	(t)	0.2	28	(t)
WZAK-FM			2000	Urban AC	25-54	6.4	5		7.7	1
WJMO-AM			2000	Contemporary Inspirational	25-54	0.9	21	(t)	0.7	20	(t)
Charlotte	25	30

WQNC-FM			2000	Urban AC	25-54	2.1	17		2.4	17
WPZS-FM			2004	Contemporary Inspirational	25-54	3.0	13	(t)	2.9	16
Richmond	54	45
WCDX-FM			2001	Urban Contemporary	18-34	6.2	5		13.0	2
WPZZ-FM			1999	Contemporary Inspirational	25-54	5.8	8		5.2	6	(t)
WKJS-FM			2001	Urban AC	25-54	9.3	1		9.9	1
WKJM-FM			2001	Urban AC	25-54	*	*		*	*
WTPS-AM			2001	News/Talk	35-64	0.2	31	(t)	0.2	30	(t)
Raleigh-Durham	43	37
WQOK-FM			2000	Urban Contemporary	18-34	6.8	2		12.4	1
WFXK-FM			2000	Urban AC	25-54	**	**		**	**
WFXC-FM			2000	Urban AC	25-54	6.6	4		7.0	2
WNNL-FM			2000	Contemporary Inspirational	25-54	5.6	7	(t)	5.4	7
Columbus	36	31
WCKX-FM			2001	Urban Contemporary	18-34	7.1	3		12.9	1
WXMG-FM			2001	R&B/Oldies	25-54	4.7	6	(t)	5.2	5
WJYD-FM			2001	Contemporary Inspirational	25-54	1.6	20		1.7	19	(t)
Cincinnati	28	24
WIZF-FM			2001	Urban Contemporary	18-34	4.6	7	(t)	9.9	1
WMOJ-FM			2006	Urban AC	25-54	3.9	9		4.2	8
WDBZ-AM			2007	News/Talk	35-64	0.9	21	(t)	0.8	24	(t)
Indianapolis(4)	40	32
WHHH-FM			2000	Rhythmic CHR	18-34	5.8	5		11.0	1
WTLC-FM			2000	Urban AC	25-54	6.8	3		7.5	3
WNOU-FM			2000	Pop/CHR	18-34	4.0	9		7.5	4
WTLC-AM			2001	Contemporary Inspirational	25-54	2.0	15	(t)	2.1	16

AC — refers to Adult Contemporary
NAC — refers to New Adult Contemporary
CHR — refers to Contemporary Hit Radio
R&B — refers to Rhythm and Blues
Pop — refers to Popular Music

*	Simulcast with WKJS-FM

**	Simulcast with WFXC-FM

(1)	Due to a methodology measurement change, the four book average is measured using the diary method in the first three quarters of the year and the PPM methodology for the fourth quarter.

(2)	Due to a methodology measurement change, the rank is based upon three book diary average ranking.

(3)	Due to a methodology measurement change, the four book average is measured using 12 book PPM average.

(4)	WDNI-LP, the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

Radio Advertising Revenue

    For the year ended December 31, 2008 approximately 96.2% of our net revenue was generated from the sale of advertising in our core radio business. Substantially all the net revenue generated from our radio franchise is generated from the sale of local and national advertising. Local sales are made by the sales staff located in our markets. National sales are made primarily by a firm specializing in radio advertising sales on the national level. This firm is paid a commission on the advertising sold. Approximately 58.0% of our net revenue for the year ended December 31, 2008 was generated from the sale of local advertising and 24.2% from sales to national advertisers, including network advertising. The balance of net revenue generated from our radio franchise is primarily derived from tower rental income, ticket sales and revenue related to Radio One sponsored events, management fees and other revenue.

    Advertising rates charged by radio stations are based primarily on:

•	a radio station’s audience share within the demographic groups targeted by the advertisers;

•	the number of radio stations in the market competing for the same demographic groups; and

•	the supply and demand for radio advertising time.

    A radio station’s listenership is measured by diary ratings surveys or the PPM metering system, both of which estimate the number of listeners tuned to a radio station and the time they spend listening to that radio station. Ratings are used by advertisers to evaluate whether to advertise on our radio stations, and are used by us to chart audience growth, set advertising rates and adjust programming. Advertising rates are generally highest during the morning and afternoon commuting hours.

Strategic Diversification and Other Sources of Revenue

    We have expanded our operations to include other media forms that are complementary to our core radio business.  Most recently, in April 2008, we acquired CCI, an online social networking company that hosts the website BlackPlanet, the largest social networking site primarily targeted at African-Americans.  CCI currently generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services, including advertising aimed at diversity recruiting. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable. CCI has a diversity recruiting agreement with Monster, Inc. (“Monster”).  Under the agreement, Monster posts job listings and advertising on CCI’s websites and CCI earns revenue for displaying the images on its websites.

    CCI is a part of our broader interactive unit which also includes the online brands NewsOne, TheUrbanDaily and HelloBeautiful. Similar to CCI, these web properties primarily derive their revenue from advertising services and revenue is recognized either as impressions are delivered, when “click through” purchases or leads are reported, or ratably over the contract, where applicable.

    In February 2005, we acquired 51% of the common stock of Reach Media, which operates The Tom Joyner Morning Show and related businesses. Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndication agreements. Mr. Joyner is a leading nationally syndicated radio personality. As of December 31, 2008, The Tom Joyner Morning Show was broadcast on 108 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach Media provides programming content for TV One and operates www.BlackAmericaWeb.com, an African-American targeted web-site. Reach Media also operates the Tom Joyner Family Reunion and various other special event-related activities.

    In July 2003, we entered into a joint venture agreement with an affiliate of Comcast Corporation and other investors to create TV One, LLC, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of December 31, 2008. The initial commitment period for funding the capital committed was extended to April 1, 2009, due in part to TV One's lower than anticipated capital needs during the initial commitment period.

    In December 2004, TV One entered into a distribution agreement with DIRECTV, Inc. ("DIRECTV") and certain affiliates of DIRECTV became investors in TV One. As of December 31, 2008, we owned approximately 36% of TV One on a fully-converted basis.

    We entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, we are providing TV One with administrative and operational support services and access to Radio One personalities. This agreement was originally scheduled to expire in January 2009, and has now been extended to January 2010. Under the advertising services agreement, we are providing a specified amount of advertising to TV One. This agreement was also originally scheduled to expire in January 2009, and has now been extended to January 2011. In consideration of providing these services, we have received equity in TV One, and receive an annual cash fee of $500,000 for providing services under the network services agreement.

    We have launched websites that simultaneously stream radio station content for 39 of our radio stations, and we derive revenue from the sale of advertisements on those websites. We generally encourage our web advertisers to run simultaneous radio campaigns and use our radio airwaves to promote our websites. By providing streaming, we have been able to broaden our listener reach, particularly to “office hour” listeners. We believe streaming has had a positive impact on our radio stations’ presence.  In addition, our station websites link to our other online properties acting as traffic sources for these online brands.

    In December 2006, we acquired certain assets of Giant Magazine, an urban-themed music and lifestyle magazine. While we generally view the magazine business as a difficult business in which to operate, we believe that this magazine complements our existing asset base and can share resources across our platform of assets, including our radio stations, TV One, our interactive unit and our corporate back-office functions. Furthermore, Giant Magazine supports the content needs of our interactive unit.

    Future opportunities could include investments in, or acquisitions of, companies in diverse media businesses, music production and distribution, movie distribution, internet-based services, and distribution of our content through emerging distribution systems such as the internet, cellular phones, personal digital assistants, digital entertainment devices, and the home entertainment market.

Competition

    The media industry is highly competitive and we face intense competition in both our core radio franchise and in our complimentary media properties, including our interactive unit. Our media properties compete for audiences and advertising revenue with other radio stations and with other media such as broadcast and cable television, the internet, satellite radio, newspapers, magazines, direct mail and outdoor advertising, some of which may be controlled by horizontally-integrated companies. Audience ratings and advertising revenue are subject to change and any adverse change in a market could adversely affect our net revenue in that market. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and advertising revenue. Other media companies which are larger and have more resources may also enter, or increase their presence in markets or segments in which we operate. Although we believe our media properties are well positioned to compete, we cannot assure that our properties will maintain or increase their current ratings, market share or advertising revenue.

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

    Along with most other public radio companies, we have invested in iBiquity, a developer of digital audio broadcast technology. We have committed by the end of 2009 to convert most of our analog broadcast radio stations to in-band, on-channel digital radio broadcasts, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services. However, we cannot assure you that these arrangements will be successful or enable us to adapt effectively to these new media technologies. As of December 31, 2008, we had converted 45 stations to digital broadcast.

    Our interactive unit competes for the time and attention of internet users and, thus, advertisers and advertising revenues with a wide range of internet companies such as Yahoo! Inc., Google and Microsoft, social networking sites such as MySpace and Facebook and traditional media companies, which are increasingly offering their own internet products and services. The internet is dynamic and rapidly evolving, and new and popular competitors, such as social networking sites, frequently emerge and/or are fragmented by new and evolving technologies.

Antitrust Regulation

    The agencies responsible for enforcing the federal antitrust laws, the Federal Trade Commission (“FTC”) and the Department of Justice (“DOJ”), may investigate acquisitions. The DOJ has challenged a number of media property transactions. Some of those challenges ultimately resulted in consent decrees requiring, among other things, divestitures of certain media properties. We cannot predict the outcome of any specific DOJ or FTC review of a particular acquisition.

    For acquisitions meeting certain size thresholds, the Hart-Scott-Rodino Act requires the parties to file Notification and Report Forms concerning antitrust issues with the DOJ and the FTC and to observe specified waiting period requirements before completing the acquisition. If the investigating agency raises substantive issues in connection with a proposed transaction, the parties involved frequently engage in lengthy discussions and/or negotiations with the investigating agency to address those issues, including restructuring the proposed acquisition or divesting assets. In addition, the investigating agency could file suit in federal court to enjoin the acquisition or to require the divestiture of assets, among other remedies. All acquisitions, regardless of whether they are required to be reported under the Hart-Scott-Rodino Act, may be investigated by the DOJ or the FTC under the antitrust laws before or after completion. In addition, private parties may under certain circumstances bring legal action to challenge an acquisition under the antitrust laws. The DOJ has stated publicly that it believes that local marketing agreements, joint sales agreements, time brokerage agreements and other similar agreements customarily entered into in connection with radio station transfers could violate the Hart-Scott-Rodino Act if such agreements take effect prior to the expiration of the waiting period under the Hart-Scott-Rodino Act. The DOJ has established certain revenue and audience share concentration benchmarks with respect to radio station acquisitions, above which a transaction may receive additional antitrust scrutiny. The DOJ has also investigated transactions that do not meet or exceed these benchmarks and has cleared transactions that do exceed these benchmarks.

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
Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts	Antenna Height (AM) HAAT (FM) in Meters	Operating Frequency	Expiration Date of FCC License

Atlanta	WUMJ-FM(1)	1999	C3	7.9	175.0	97.5 MHz	4/1/2012
	WAMJ-FM(2)	1999	C3	21.5	110.0	107.5 MHz	4/1/2012
	WHTA-FM	2002	C2	27.0	176.0	107.9 MHz	4/1/2012
	WPZE-FM(3)	2004	A	3.0	143.0	102.5 MHz	4/1/2012
Washington, DC	WOL-AM	1980	C	1.0	52.1	1450 kHz	10/1/2011
	WMMJ-FM	1987	A	2.9	146.0	102.3 MHz	10/1/2011
	WKYS-FM	1995	B	24.5	215.0	93.9 MHz	10/1/2011
	WPRS-FM	2008	B	20.0	244.0	104.1 MHz	10/1/2011
	WYCB-AM	1998	C	1.0	50.9	1340 kHz	10/1/2011
Philadelphia	WPPZ-FM(4)	1997	A	0.27	338.0	103.9 MHz	8/1/2014
	WPHI-FM	2000	B	17.0	263.0	100.3 MHz	8/1/2014
	WRNB-FM	2004	A	0.78	276.0	107.9 MHz	6/1/2014
Detroit	WDMK-FM	1998	B	20.0	221.0	105.9 MHz	10/1/2012
	WCHB-AM	1998	B	50.0	49.3	1200 kHz	10/1/2012
	WHTD-FM	1998	B	50.0	152.0	102.7 MHz	10/1/2012
Houston	KMJQ-FM	2000	C	100.0	524.0	102.1 MHz	8/1/2013
	KBXX-FM	2000	C	100.0	585.0	97.9 MHz	8/1/2013
	KROI-FM	2004	C1	22.0	526.0	92.1 MHz	8/1/2013
Dallas	KBFB-FM	2000	C	100.0	491.0	97.9 MHz	8/1/2013
	KSOC-FM	2001	C	100.0	591.0	94.5 MHz	8/1/2013
Baltimore	WWIN-AM	1992	C	0.5	86.8	1400 kHz	10/1/2011
	WWIN-FM	1992	A	3.0	91.0	95.9 MHz	10/1/2011
	WOLB-AM	1993	D	0.25	85.3	1010 kHz	10/1/2011
	WERQ-FM	1993	B	37.0	174.0	92.3 MHz	10/1/2011
St. Louis	WFUN-FM	1999	C3	24.5	102.0	95.5 MHz	12/1/2012
	WHHL-FM	2006	C2	39.0	168.0	104.1 MHz	12/1/2012
Cleveland	WJMO-AM	1999	B	5.0	128.1	1300 kHz	10/1/2012
	WENZ-FM	1999	B	16.0	272.0	107.9 MHz	10/1/2012
	WZAK-FM	2000	B	27.5	189.0	93.1 MHz	10/1/2012
	WERE-AM	2000	C	1.0	106.7	1490 kHz	10/1/2012
Charlotte	WQNC-FM	2000	A	6.0	100.0	92.7 MHz	12/1/2011
	WPZS-FM	2004	A	6.0	100.0	100.9 MHz	12/1/2011
Richmond	WPZZ-FM	1999	C1	100.0	299.0	104.7 MHz	10/1/2011
	WCDX-FM	2001	B1	4.5	235.0	92.1 MHz	10/1/2011
	WKJM-FM	2001	A	6.0	100.0	99.3 MHz	10/1/2011
	WKJS-FM	2001	A	2.3	162.0	105.7 MHz	10/1/2011
	WTPS-AM	2001	C	1.0	121.9	1240 kHz	10/1/2011
Raleigh-Durham	WQOK-FM	2000	C1	100.0	299.0	97.5 MHz	10/1/2011
	WFXK-FM	2000	C1	100.0	299.0	104.3 MHz	12/1/2011
	WFXC-FM	2000	A	2.6	153.0	107.1 MHz	12/1/2011
	WNNL-FM	2000	C3	7.9	176.0	103.9 MHz	12/1/2011
Boston	WILD-AM	2001	D	5.0	59.6	1090 kHz	4/1/2014
Columbus	WCKX-FM	2001	A	1.9	126.0	107.5 MHz	10/1/2012
	WXMG-FM	2001	A	2.6	154.0	98.9 MHz	10/1/2012
	WJYD-FM	2001	A	6.0	100.0	106.3 MHz	10/1/2012
Cincinnati	WIZF-FM	2001	A	2.5	155.0	100.9 MHz	8/1/2012
	WDBZ-AM	2007	C	1.0	60.7	1230 kHz	10/1/2012
	WMOJ-FM	2006	A	3.6	130.0	100.3 MHz	10/1/2012
Indianapolis (A)	WHHH-FM	2000	A	3.3	87.0	96.3 MHz	8/1/2012
	WTLC-FM	2000	A	6.0	99.0	106.7 MHz	8/1/2012
	WNOU-FM	2000	A	6.0	100.0	100.9 MHz	8/1/2012
	WTLC-AM	2001	B	5.0	140.0	1310 kHz	8/1/2012

(1)	WUMJ-FM effective February 20, 2009 (formerly WPZE-FM).

(2)	WAMJ-FM effective February 27, 2009 (formerly WJZZ-FM).

(3)	WPZE-FM effective February 20, 2009 (formerly WAMJ-FM).

(4)	WPPZ-FM operates with facilities equivalent to 3kW at 100 meters.

(A)	WDNI-LP, the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

    To obtain the FCC’s prior consent to assign or transfer control of a broadcast license, an appropriate application must be filed with the FCC. If the assignment or transfer involves a substantial change in ownership or control of the licensee, for example, the transfer or acquisition of more than 50% of the voting stock, the applicant must give public notice and the application is subject to a 30-day period for public comment. During this time, interested parties may file petitions with the FCC to deny the application. Informal objections may be filed any time until the FCC acts upon the application. If the FCC grants an assignment or transfer application, administrative procedures provide for petitions seeking reconsideration or full FCC review of the grant.  The Communications Act also permits the appeal of a contested grant to a federal court in certain instances.

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

    The FCC generally applies its media ownership limits to “attributable” interests. The interests of officers, directors and those who directly or indirectly hold five percent or more of the total outstanding voting stock of a corporation that holds a broadcast license are generally deemed attributable interests, as are any limited partnership or limited liability company interests that are not properly “insulated” from management activities. Passive investors that hold stock for investment purposes only may hold attributable interests with the ownership of 20% or more of the voting stock of the licensee corporation. An entity with one or more radio stations in a market that enters into a local marketing agreement or a time brokerage agreement with another radio station in the same market obtains an attributable interest in the brokered radio station, if the brokering station supplies more than 15% of the brokered radio station’s weekly broadcast hours. Similarly, a radio station licensee’s rights under a joint sales agreement (“JSA”) to sell more than 15% per week of the advertising time on another radio station in the same market constitutes an attributable ownership interest in such station for purposes of the FCC’s ownership rules. Debt instruments, non-voting stock, unexercised options and warrants, minority voting interests in corporations having a single majority shareholder and limited partnership or limited liability company membership interests where the interest holder is not “materially involved” in the media-related activities of the partnership or limited liability company generally do not subject their holders to attribution unless such interests implicate the FCC’s equity-debt-plus (or “EDP”) rule. Under the EDP rule, a major programming supplier or a same-market media entity will have an attributable interest in a station if the supplier or same-market media entity also holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and interests held by limited partners or limited liability company members that are not materially involved. A major programming supplier is any supplier that provides more than 15% of the station’s weekly programming hours.  The FCC has adopted revisions to the EDP rule to promote diversification of broadcast ownership, allowing the 33% EDP benchmark to be exceeded in certain circumstances that would enable an “eligible entity” (as defined by the FCC) to acquire a broadcast station.

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

    The media ownership rules are subject to periodic review by the FCC. In 2003, the FCC adopted new rules to modify ownership limits, to change the way a local radio market is defined and to make JSAs involving more than 15% of a same-market radio station’s advertising sales “attributable” under the ownership limits. The FCC grandfathered existing combinations of radio stations that would not comply with the modified rules.  However, the FCC ruled that such noncompliant combinations could not be sold intact except to certain “eligible entities,” which the agency defined as entities qualifying as a small business consistent with Small Business Administration standards.  The 2003 rules were challenged in court and the Third Circuit stayed their implementation, among other things, on the basis that the FCC did not adequately justify its radio ownership limits. Subsequently, the Third Circuit partially lifted its stay to allow the new local market definition,  JSA attribution rule and grandfather rules to go into effect. The FCC currently is applying such revisions to pending and new applications.

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

    To apply these tiers, the FCC currently relies on Arbitron Metro Survey Areas, where they exist. In other areas, the FCC relies on a contour-overlap methodology. Under this approach, the FCC uses one overlapping contour methodology for defining a local radio market and counting the number of stations that the applicant controls or proposes to control in that market, and it employs a separate overlapping contour methodology for determining the number of operating commercial radio stations in the market for determining compliance with the local radio ownership caps. For radio stations located outside Arbitron Metro Survey Areas, the FCC is undertaking a rulemaking to determine how to define local radio markets in areas located outside Arbitron Metro Survey Areas. The market definition used by the FCC in applying its ownership rules may not be the same as that used for purposes of the Hart-Scott-Rodino Act.

    In its 2003 media ownership decision, the FCC adopted new cross-media limits to replace the former newspaper-broadcast and radio-television cross-ownership rules.  These provisions were remanded by the Third Circuit for further FCC consideration and are currently subject to a judicial stay. In 2006, the FCC commenced a new rule making proceeding which it addressed the next periodic review and issues on remand from the Third Circuit.  At an open meeting on December 18, 2007, the FCC adopted a decision in that proceeding.  It revised the newspaper/broadcast cross-ownership rule to allow a degree of same-market newspaper/broadcast ownership based on certain presumptions, criteria and limitations.  It made no changes to the currently effective local radio ownership rules (as modified in 2003) or the radio/television cross-ownership rule (as modified in 1999). The FCC’s 2007 decision is the subject of a request for reconsideration and various court appeals.

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

    The FCC requires that licensees not discriminate in hiring practices on the basis of race, color, religion, national origin or gender. They also require stations with at least five full-time employees to disseminate information about all full-time job openings and undertake outreach initiatives from an FCC list of activities such as participation in job fairs, internships or scholarship programs. The FCC is considering whether to apply these recruitment requirements to part-time employment positions.  Stations must retain records of their outreach efforts and keep an annual Equal Employment Opportunity (“EEO”) report in their public inspection files and post an electronic version on their websites. Radio stations with more than 10 full-time employees must file certain annual EEO reports with the FCC midway through their license term.

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

Employees

    As of February 15, 2009, we employed 1,000 full-time employees and 395 part-time employees. Our employees are not unionized; however, some of our employees were at one point covered by collective bargaining agreements that we assumed in connection with certain of our station acquisitions. We have not experienced any work stoppages and believe relations with our employees are satisfactory.

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

Internet Address and Internet Access to SEC Reports

    Our internet address is www.radio-one.com. You may obtain through our internet website, free of charge, copies of our proxies, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K.

ITEM 1A.  RISK FACTORS

    Our future operating results could be adversely affected by a number of risks and uncertainties, the most significant of which are described below.

The global financial crisis and deteriorating U.S. economy may have an unpredictable impact on our business and financial condition.

    The capital and credit markets have recently been experiencing unprecedented levels of volatility and disruption. In some cases, the markets have produced downward pressure on stock prices and limited credit capacity for certain companies without regard to those companies’ underlying financial strength. In addition, the weakening economy has produced a drop in consumer confidence and spending, which has impacted corporate profits and resulted in cutbacks in advertising budgets. If the economic downturn and current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience a further adverse effect, which may be material, on our business, financial condition, results of operations and our ability to access capital. For example, the continued worsening of the economy and continuation of the market and capital crisis could further adversely impact the overall demand for advertising, which could have a negative effect on our revenues and results of operations. In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

A continued worsening of the economy could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants.

    Based on our most recent projections, we believe the Company can meet its liquidity needs and  maintain compliance with its debt covenants through the end of fiscal year 2009. However, a worsening of the economy may negatively impact our operations beyond those assumed in our projections, and could lead us to implement certain remedial measures in order to meet our liquidity needs and to remain in compliance with our debt covenants. Such measures may include further operating cost and capital expenditure reductions and additional de-leveraging actions. If these measures are unsuccessful, we would attempt to negotiate for covenant relief through an amendment or waivers of covenant noncompliance with our lenders, which could result in higher interest costs, additional fees and reduced borrowing capacity. If the Company cannot maintain compliance with its debt covenants, there is no assurance we would be able to negotiate amendment relief or waivers of covenant noncompliance with our lenders. Failure to comply with our debt covenants and failure to negotiate a favorable amendment or waivers of covenant noncompliance could result in the acceleration of the maturity of all our outstanding debt, which would have a material adverse effect on the Company.

Our revenue is substantially dependent on spending and allocation decisions by advertisers, and seasonality and/or weakening economic conditions may have an impact upon our business.

    Substantially all of our revenue is derived from sales of advertisements and program sponsorships to local and national advertisers. Cutbacks or changes in advertisers' spending priorities and allocations across different types of media may affect our results. We do not obtain long-term commitments from our advertisers and advertisers may cancel, reduce or postpone advertisements without penalty, which could adversely affect our revenue. Seasonal net revenue fluctuations are common in the media industries and are due primarily to fluctuations in advertising expenditures by local and national advertisers. In addition, advertising revenues in even-numbered years benefit from advertising placed by candidates for political offices. The effects of such seasonality make it difficult to estimate future operating results based on the previous results of any specific quarter and may adversely affect operating results.

    Advertising expenditures also tend to be cyclical and reflect general economic conditions both nationally and locally. Because the Company derives a substantial portion of its revenues from the sale of advertising, a decline or delay in advertising expenditures could reduce the Company’s revenues or hinder its ability to increase these revenues. Advertising expenditures by companies in certain sectors of the economy, including the automotive, financial, entertainment and retail industries, represent a significant portion of the Company’s advertising revenues. Structural changes, consolidation or business failures in any of these industries resulting from the current economic environment could have a significant impact on our revenues. Any political, economic, social or technological change resulting in a significant reduction in the advertising spending of these sectors could adversely affect the Company’s advertising revenues or its ability to increase such revenues. In addition, because many of the products and services offered by the Company’s advertisers are largely discretionary items, weakening economic conditions or outlook could reduce the consumption of such products and services and, thus, reduce advertising for such products and services. Changes in advertisers' spending priorities during economic cycles may also affect our results. Disasters, acts of terrorism, political uncertainty or hostilities also could lead to a reduction in advertising expenditures as a result of uninterrupted news coverage and economic uncertainty.

Pricing for advertising may continue to face downward pressure.

    During 2008, in response to the deteriorating economy, advertisers increasingly purchased lower-priced inventory rather than higher-priced inventory, and increasingly demanded lower pricing, in addition to increasingly purchasing later and through advertising inventory from third party advertising networks. If advertisers continue to demand lower-priced inventory and continue to put downward pressure on pricing, our operating margins and ability to generate revenue could be further adversely affected.

The Company’s success is dependant upon audience acceptance of its content, particularly its radio programs, which is difficult to predict.

    Media and radio content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of media content or a radio program, and the licensing of rights to the intellectual property associated with the content or program, depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of content or a program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict.  Finally, the costs of content and programming may change significantly if new performance royalties are imposed upon radio broadcasters or internet operators and such changes could have a material impact upon our business.

    Ratings for broadcast stations and traffic or visitors on a particular website are also factors that are weighed when advertisers determine outlets to use and in determining the advertising rates that the outlet receives. Poor ratings or traffic levels can lead to a reduction in pricing and advertising revenues.  For example, if there is an event causing a change of programming at one of the Company’s stations, there could be no assurance that any replacement programming would generate the same level of ratings, revenues or profitability as the previous programming.  In addition, changes in ratings methodology and technology, such as the rollout of the PPM, could adversely impact upon our ratings.

A disproportionate share of our net revenue comes from radio stations in a small number of geographic markets and from Reach Media.

    Within our core radio business, four of the 16 markets in which we operate radio stations accounted for approximately 50.5% of our radio station net revenue for the year ended December 31, 2008.  Revenue from the operations of Reach Media, along with revenue from both the Houston and Washington, DC markets accounted for approximately 39.5% of our total consolidated net revenue for the year ended December 31, 2008.  Adverse events or conditions (economic or otherwise) could lead to declines in the contribution of Reach Media or to declines in one or more of the significant contributing markets (Houston, Washington, DC, Atlanta and Baltimore), which could have a material adverse effect on our overall financial performance and results of operations.

We derive a significant portion of our revenue from a single customer.

    For the year ended December 31, 2008, we derived approximately 10.5% of our total revenues from a single customer.  If that customer were to cease or substantially reduce its use of our media outlets for advertising, it could have a material adverse affect on our business, operating results and financial condition. Our agreement with this customer expires December 31, 2009 and our ability to replace or renew this agreement with substantially similar terms is not guaranteed. There is no assurance that we would be able to replace these lost revenues with revenues from new or other existing customers. In addition, any impact from the current global financial crisis and the deteriorating U.S. economy on the business of this customer, or its ability to meet its financial obligations, could potentially have a material adverse affect on our business during the term of the agreement.

We may lose audience share and advertising revenue to our competitors.

    Our radio stations and other media properties compete for audiences and advertising revenue with other radio stations and station groups and other media such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, outdoor advertising, the internet and direct mail.  Adverse changes in audience ratings, internet traffic and market shares could have a material adverse effect on our revenue. Larger media companies with more financial resources than we have may enter the markets in which we operate. Other media and broadcast companies may change their programming format or engage in aggressive promotional campaigns to compete directly with our media properties for audiences and advertisers. This competition could result in lower ratings or traffic and, hence, lower advertising revenue for us or cause us to increase promotion and other expenses and, consequently, lower our earnings and cash flow. Changes in population, demographics, audience tastes and other factors beyond our control could also cause changes in audience ratings or market share. Failure by us to respond successfully to these changes could have an adverse effect on our business and financial performance. We cannot assure you that we will be able to maintain or increase our current audience ratings and advertising revenue.

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

    Our diversification strategy partially depends on our ability to identify attractive media properties at reasonable prices and to divest properties that are no longer strategic to our business. Some of the material risks that could hinder our ability to implement this strategy include:

•	reduction in the number of suitable acquisition targets due to increased competition for acquisitions;

•	we may lose key employees of acquired companies or stations;

      •    new businesses may subject us to additional risk factors;

•	difficulty in integrating operations and systems and managing a diverse media business;

•
inability to find buyers for radio stations we target for sale at attractive prices due to decreasing market prices for radio stations or the inability to obtain credit in the current economic environment;

•
failure or delays in completing acquisitions or divestitures due to difficulties in obtaining required regulatory approval, including possible difficulties by the seller or buyer in obtaining antitrust approval for acquisitions in markets where we already own multiple stations or establishing compliance with broadcast ownership rules;

•	failure of some acquisitions to prove profitable or generate sufficient cash flow; and

•	inability to finance acquisitions on acceptable terms, through incurring debt or issuing stock.

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

 As a part of our diversification strategy, we have placed emphasis on building our internet businesses. Failure to fulfill this undertaking may adversely affect our brands and business prospects.

    Our diversification strategy depends to a significant degree upon the development of our internet businesses. In order for our internet businesses to grow and succeed over the long-term, we must, among other things:

•	significantly increase our online traffic and revenue;

•	attract and retain a base of frequent visitors to our web sites;

•	expand the content, products and tools we offer on our web sites;

•	respond to competitive developments while maintaining a distinct identity across each of our on-line brands;

•	attract and retain talent for critical positions;

•	maintain and form relationships with strategic partners to attract more consumers;

•	continue to develop and upgrade our technologies; and

•	bring new product features to market in a timely manner.

    We cannot assure that we will be successful in achieving these and other necessary objectives. If we are not successful in achieving these objectives, our business, financial condition and prospects could be adversely affected.

If our interactive unit does not continue to develop and offer compelling and differentiated content, products and services, our advertising revenues could be adversely affected.

    In order to attract internet consumers and generate increased activity on our internet properties, we believe that we must offer compelling and differentiated content, products and services. However, acquiring, developing and offering such content, products and services may require significant costs and time to develop, while consumer tastes may be difficult to predict and are subject to rapid change. If we are unable to provide content, products and services that are sufficiently attractive to our internet users, we may not be able to generate the increases in activity necessary to generate increased advertising revenues.  In addition, although we have access to certain content provided by the Company’s other businesses, we may be required to make substantial payments to license such content. Many of our content arrangements with third parties are non-exclusive, so competitors may be able to offer similar or identical content.  If we are not able to acquire or develop compelling content and do so at reasonable prices, or if other companies offer content that is similar to that provided by our interactive unit, we may not be able to attract and increase the engagement of internet consumers on our internet properties.

    Continued growth in our internet advertising business also depends on our ability to continue offering a competitive and distinctive range of advertising products and services for advertisers and publishers and our ability to maintain or increase prices for our advertising products and services. Continuing to develop and improve these products and services may require significant time and costs. If we cannot continue to develop and improve its advertising products and services or if prices for its advertising products and services decrease, our internet advertising revenues could be adversely affected.

More individuals are using devices other than personal and laptop computers to access and use the internet, and if we cannot make our products and services available and attractive to consumers via these alternative devices, our internet advertising revenues could be adversely affected.

    Internet users are increasingly accessing and using the internet through devices other than a personal or laptop computer, such as personal digital assistants or mobile telephones, which differ from computers with respect to memory, functionality, resolution and screen size. In order for consumers to access and use our products and services via these alternative devices, we must ensure that our products and services are technologically compatible with such devices. We also must secure arrangements with device manufacturers and wireless carriers in order to have placement and functionality on the alternative devices and to more effectively reach consumers. If we cannot effectively make our products and services available on alternative devices, fewer internet consumers may access and use our products and services and our advertising revenue may be negatively affected.

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

Increased enforcement by the FCC of its indecency rules against the broadcast industry.

    In 2004, the FCC indicated that it was enhancing its enforcement efforts relating to the regulation of indecency. Congress has increased the penalties for broadcasting indecent programming and potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material. In addition, the FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. The change in administration at the federal level could foster a change in the FCC’s enforcement posture.

Future asset impairment to the carrying values of our FCC licenses and goodwill could adversely impact our results of operations and net worth.

    FCC licenses and goodwill totaled approximately $900.8 million or 80.0% of total assets at December 31, 2008, and is primarily attributable to accounting for acquisitions in past years. We are required by Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” to test our goodwill and indefinite-lived intangible assets for impairment at least annually, which we have traditionally done in the fourth quarter. Impairment is measured as the excess of the carrying value of the goodwill or indefinite-lived intangible asset over its fair value. Impairment may result from deterioration in our performance, changes in anticipated future cash flows, changes in business plans, adverse economic or market conditions, adverse changes in applicable laws and regulations, or other factors. The amount of any impairment must be expensed as a charge to operations. Fair values of FCC licenses and goodwill have been estimated using the income approach, which involves a 10-year model that incorporates several judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values. There are inherent uncertainties related to these assumptions and our judgment in applying them to the impairment analysis. Changes in certain events or circumstances could result in changes to our estimated fair values, and may result in further write-downs to the carrying values of these assets. Additional impairment charges could adversely affect our financial results, financial ratios and could limit our ability to obtain financing in the future.

We have incurred net losses over the past three years.

    We have reported net losses in our consolidated statements of operations over the past three years, due mostly in part to recording non-cash impairment charges for write-downs to radio broadcasting licenses and goodwill, net losses incurred for discontinued operations and revenue declines caused by weakened advertising demand resulting from the current economic crisis. For the fiscal years ended December 31, 2008, 2007 and 2006, we experienced net losses of approximately $302.9 million, $391.5 million and $6.7 million, respectively. These results have had a negative impact on our financial condition and could be exacerbated given the current economic climate. If these trends continue in the future, it could have a material adverse affect on our financial condition.

New or changing federal, state or international privacy legislation or regulation could hinder the growth of our internet business.

    A variety of federal and state laws govern the collection, use, retention, sharing and security of consumer data that our internet business uses to operate its services and to deliver certain advertisements to its customers, as well as the technologies used to collect such data. Not only are existing privacy-related laws in these jurisdictions evolving and subject to potentially disparate interpretation by governmental entities, new legislative proposals affecting privacy are now pending at both the federal and state level in the U.S. Changes to the interpretation of existing law or the adoption of new privacy-related requirements could hinder the growth of our internet business. Also, a failure or perceived failure to comply with such laws or requirements or with our own policies and procedures could result in significant liabilities, including a possible loss of consumer or investor confidence or a loss of customers or advertisers.

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

    As of February 15, 2009, our Chairperson and her son, our President and CEO, collectively held approximately 92% of the outstanding voting power of our common stock. As a result, our Chairperson and the CEO will control our management and policies and most decisions involving Radio One, including transactions involving a change of control, such as a sale or merger. In addition, certain covenants in our debt instruments require that our Chairperson and the CEO maintain a specified ownership and voting interest in Radio One, and prohibit other parties’ voting interests from exceeding specified amounts. In addition, the TV One operating agreement provides for adverse consequences to Radio One in the event our Chairperson and CEO fail to maintain a specified ownership and voting interest in us. Our Chairperson and the CEO have agreed to vote their shares together in elections of members to the board of directors.

Our substantial level of debt could limit our ability to grow and compete.

    As of February 20, 2009, we had indebtedness of approximately $682.7 million. In June 2005, we borrowed $437.5 million under our credit facility to retire all outstanding obligations under our previous credit facilities. Draw downs of revolving loans under the credit facility are subject to compliance with provisions of our credit agreement, including, but not limited to, certain financial covenants. As of December 31, 2008, we are permitted to borrow up to an additional $25.9 million under our current credit facility. See “Management’s Discussion and Analysis — Liquidity and Capital Resources.” A portion of our indebtedness bears interest at variable rates. Increases in interest rates could increase the cost of our credit facilities. We have entered into various interest rate hedges to reduce our overall exposure to variable interest rates, consistent with the Credit Agreement that requires at least 50% of our debt obligations be fixed rate in nature. Our substantial level of indebtedness could adversely affect us for various reasons, including limiting our ability to:

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

    On a continuing basis, credit rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Services (“Moody’s”) evaluate our debt. On March 3, 2009, S&P lowered our corporate credit rating to B- from B and the issue-level rating on our $800.0 million secured credit facility to B- from BB-. While noting that our rating outlook was negative, the ratings downgrade reflects concern over the Company’s ability to maintain compliance with financial covenants due to weak radio advertising demand amid the deepening recession, which S&P expects to persist for all of 2009. On November 3, 2008, Moody’s placed on review the Company and its debt for a possible downgrade. The review was prompted by heightened concerns that the radio broadcast sector will likely face significant revenue and cash flow deterioration due to the high probability of further deterioration in the U.S. economy and its impact on advertising revenue. On September 10, 2008, Moody’s downgraded our corporate family rating to B2 from B1 and our $800.0 million secured credit facility ($500.0 million revolver, $300.0 million term loan) to Ba3 from Ba2. In addition, Moody’s downgraded our 8 7/8% Senior Subordinated Notes due July 2011 and 6 3/8% Senior Subordinated Notes due February 2013 to Caa1 from B3. While noting that our rating outlook was stable, the ratings downgrade reflected the Company’s operating performance, weaker than previously expected credit metrics and limited borrowing capacity under financial covenants. Although reductions in our bond ratings may not have an immediate impact on our cost of debt or liquidity, they may impact our cost of debt and liquidity. Increased debt levels and/or decreased earnings could result in further downgrades in our credit ratings, which, in turn, could impede our access to the debt markets, reduce the total amount of commercial paper we could issue, raise our commercial paper borrowing costs and/or raise our long-term debt borrowing rates. Our ability to use debt to fund major new acquisitions or new business initiatives could also be limited.

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

We are currently not in compliance with NASDAQ rules for continued listing of our Class A and Class D common shares.

    Our shares of Class A and Class D common stock are currently not in compliance with NASDAQ rules for continued listing and may be at risk of being delisted. On May 21, 2008, the Company received a letter (the “Notification”) from The NASDAQ Stock Market notifying the Company that for the prior 30 consecutive trading days, the Company’s Class A common shares (the “Class A Shares”) had not maintained a minimum market value of publicly held shares (“MVPHS”) of $5.0 million as required for continued inclusion by Marketplace Rule 4450(a)(2) (the “Rule”).  In accordance with Marketplace Rule 4450(e)(1), the Company was provided 90 calendar days, or until August 19, 2008, to regain compliance.  On August 26, 2008, Radio One, Inc. announced that it had received approval from The NASDAQ Stock Market to transfer the listing of its Class A Shares from The NASDAQ Global Market to The NASDAQ Capital Market. The transfer became effective at the opening of business on August 27, 2008.  Since that time, macroeconomic and extraordinary market conditions have depressed the trading price of our shares and our shares of Class D common stock traded under the NASDAQ minimum bid price of $1.00 for 30 consecutive trading days and, thus, are at risk for delisting.  Shares of our Class A common stock have traded under $1.00 since October 8, 2008 and similarly could face delisting proceedings.

    On October 16, 2008, given the macroeconomic and extraordinary market conditions, NASDAQ suspended the minimum bid price and MVPHS requirements through January 16, 2009. In that regard, on October 16, 2008, NASDAQ filed an immediately effective rule change with the SEC, such that companies will not be cited for any new concerns related to minimum bid price or MVPHS deficiencies.  On December 19, 2008, given the continued difficulties in the markets, NASDAQ extended the suspension through April 20, 2009.  Currently, it is anticipated that the minimum bid price and MVPHS rules will be reinstated on April 20, 2009. While NASDAQ’s suspension of the minimum bid price and MVPHS rules does provide us with time in which market conditions may help cure the deficiencies, there can be no assurance that on April 20, 2009 we will meet the NASDAQ minimum bid price requirement for shares of either our Class A or Class D common stock. Our failure to meet such requirements may subject us to delisting and could result in decreased liquidity for our Class A and Class D common stock.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

    None.

ITEM 2.  PROPERTIES

    The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. Our other media properties, such as Giant Magazine and CCI, generally only require office space.  We typically lease our studio and office space with lease terms ranging from five to 10 years in length. A station’s studios are generally housed with its offices in business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We lease a majority of our main transmitter/antenna sites and associated broadcast towers and, when negotiating a lease for such sites, we try to obtain a lengthy lease term with options to renew. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases, or in leasing additional space or sites, if required.

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

    Plaintiffs filed amended complaints in the six “focus cases” on or about August 14, 2007. Radio One is not a defendant in the focus cases. In September 2007, Radio One’s named officers and directors again extended the tolling agreement with plaintiffs. On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the “focus cases” and to appoint class representatives and class counsel in those cases. The focus cases issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for the class certification in December 2007. On March 16, 2008, the court denied the motions to dismiss in the focus cases.  On October 2, 2008, the plaintiffs withdrew their class certification motion.  A deadline for the focus case defendants to answer the amended complaints has not been set.

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

    No matters were submitted to a vote of security holders during the fourth quarter of 2008.

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

	High	Low
2008
First Quarter	$2.35	$1.05
Second Quarter	$1.66	$0.82
Third Quarter	$1.89	$1.01
Fourth Quarter	$1.42	$0.35
2007
First Quarter	$7.59	$6.25
Second Quarter	$7.69	$6.43
Third Quarter	$7.48	$3.15
Fourth Quarter	$4.03	$1.84

    Our Class D non-voting common stock is traded on the NASDAQ under the symbol “ROIAK.” The following table presents, for the quarters indicated, the high and low sales prices per share of our Class D common stock as reported on the NASDAQ.

	High	Low
2008
First Quarter	$2.36	$1.09
Second Quarter	$1.62	$0.82
Third Quarter	$1.31	$0.51
Fourth Quarter	$0.85	$0.07
2007
First Quarter	$7.61	$6.20
Second Quarter	$7.73	$6.42
Third Quarter	$7.47	$3.06
Fourth Quarter	$4.05	$1.85

STOCKHOLDER RETURN PERFORMANCE GRAPHS

STOCKHOLDER RETURN PERFORMANCE GRAPHS

The graphs below compare the cumulative total return on Radio One's Class A common stock and Class D common stock with the NASDAQ Stock Market (U.S.) Index and a peer group of radio broadcasting companies (Citadel Broadcasting Corporation, Cox Radio, Inc., Emmis Communications Corp., Entercom Communications Corp., and Saga Communications Inc.) for the periods commencing on December 31, 2004, and ending on December 31, 2008. The data set forth in the table assume the value of an investment in each class of common stock and each Index was $100 on December 31, 2004.

Stockholder performance graph (Class A shares)

$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
31-Dec-04
30-Jun-05
31-Dec-05
30-Jun-06
31-Dec-06
30-Jun-07
31-Dec-07
30-Jun-08
31-Dec-08
Peer Group
Nasdaq Stock Market Index
Radio One Inc Class A Shares

Stockholder performance graph (Class D shares)

$150.00
$125.00
$100.00
$75.00
$50.00
$25.00
$0.00
31-Dec-04
30-Jun-05
31-Dec-05
30-Jun-06
31-Dec-06
30-Jun-07
31-Dec-07
30-Jun-08
31-Dec-08
Peer Group
Nasdaq Stock Market Index
Radio One Inc Class D Shares

Dividends

    Since first selling our common stock publicly in May 1999, we have not declared any cash dividends on our common stock. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our board of directors in light of our earnings, financial position, capital requirements, contractual restrictions contained in our credit facility and the indentures governing our senior subordinated notes, and other factors as the board of directors deems relevant.  (See “Management’s Discussion and Analysis — Liquidity and Capital Resources” and Note 9 of our consolidated financial statements — Long-Term Debt.)

Number of Stockholders

    Based upon a survey of record holders and a review of our stock transfer records, as of February 27, 2009, there were approximately 2,355 holders of Radio One’s Class A common stock, two holders of Radio One’s Class B common stock, three holders of Radio One’s Class C common stock, and approximately 2,564 holders of Radio One’s Class D common stock.

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

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
		(As Adjusted – See Note 1 below)
	(In thousands, except share data)
Statements of Operations (1):
Net revenue	$316,416	$319,552	$321,625	$308,098	$253,819
Programming and technical expenses including stock-based compensation	82,121	74,053	68,818	57,810	39,792
Selling, general and administrative expenses including stock-based compensation	105,037	102,966	98,016	92,898	71,261
Corporate selling, general and administrative expenses including stock-based compensation	36,357	28,396	28,239	25,070	18,796
Depreciation and amortization	19,124	14,768	13,890	14,044	11,884
Impairment of long-lived assets	423,220	211,051	—	—	—
Operating (loss) income	(349,443)	(111,682)	112,662	118,276	112,086
Interest expense(2)	59,689	72,770	72,932	63,010	39,588
Gain on retirement of debt	74,017	—	—	—	—
Equity in loss of affiliated company	3,652	15,836	2,341	1,846	3,905
Other income, net	130	895	1,110	1,331	2,658
(Loss) income before (benefit from) provision for income taxes, minority interest in income of subsidiaries and discontinued operations	(338,637)	(199,393)	38,499	54,751	71,251
(Benefit from) provision for income taxes	(45,200)	54,083	18,260	18,816	28,504
Minority interest in income of subsidiaries	3,997	3,910	3,004	1,868	—
(Loss) income from continuing operations	(297,434)	(257,386)	17,235	34,067	42,747
(Loss) income from discontinued operations, net of tax	(5,510)	(134,114)	(23,965)	14,568	16,738
Net (loss) income	(302,944)	(391,500)	(6,730)	48,635	59,485
Preferred stock dividend	—	—	—	2,761	20,140
Net (loss) income applicable to common stockholders(3)	$(302,944)	$(391,500)	$(6,730)	$45,874	$39,345
Net (loss) income per common share — basic and diluted:
(Loss) income from continuing operations, net of tax	$(3.16)	$(2.61)	$0.17	$0.30	$0.21
(Loss) income from discontinued operations, net of tax	(0.06)	(1.36)	(0.24)	0.14	0.16
Net (loss) income applicable to common stockholders per share	$(3.22)	$(3.97)	$(.07)	$0.44	$0.37

	As of December 31,
	2008	2007	2006	2005	2004
		(As Adjusted - See Note 1 below)
	(In thousands)

Balance Sheet Data (1):
Cash and cash equivalents	$22,289	$24,247	$32,406	$19,081	$10,391
Short-term investments	—	—	—	—	10,000
Intangible assets, net	944,969	1,310,321	1,522,158	1,485,576	1,401,786
Total assets	1,125,477	1,648,354	2,195,210	2,201,380	2,111,141
Total debt (including current portion)	675,362	815,504	937,527	952,520	620,028
Total liabilities	810,002	1,015,747	1,176,963	1,178,834	782,405
Total stockholders’ equity	313,494	628,718	1,018,267	1,019,690	1,328,736

(1)
Year-to-year comparisons are significantly affected by Radio One’s acquisitions and dispositions during the periods covered. Certain reclassifications associated with accounting for discontinued operations have been made to prior year and prior quarter balances to conform to the current year presentation. The reclassifications related to acquisitions and dispositions had no effect on any other previously reported net income or loss or any other statement of operations, balance sheet or cash flow amounts. Additionally, the 2007 financial data reflects the correction of an error to increase the equity in loss of affiliated company by approximately $4.4 million.

(2)
Interest expense includes non-cash interest, such as the accretion of principal, local marketing agreement (“LMA”) fees, the amortization of discounts on debt and the amortization of deferred financing costs.

(3)	(Loss) income before (loss) income from discontinued operations is the reported amount, less dividends paid on Radio One’s preferred securities.

 The following table contains selected historical consolidated financial data derived from the audited financial statements of Radio One for each of the years in the five-year period ended December 31, 2008.

	For the Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Statement of Cash Flows:
Cash flows from (used in):
Operating activities	$13,832	$44,014	$77,460	$101,145	$123,716
Investing activities	66,031	78,468	(46,227)	(28,301)	(155,495)
Financing activities	(81,821)	(130,641)	(17,908)	(64,154)	4,160
Other Data:
Cash interest expense(1)	$68,611	$70,798	$70,876	$53,753	$37,842
Capital expenditures	12,597	10,203	13,601	13,816	12,786

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

Overview

    In 2008, our net revenue declined compared to the previous year principally due to a decline in our radio segment. Consistent with the radio broadcast industry in general, our markets also experienced a net revenue decline; however, we did modestly outperform the markets in which we operated. Given the current severe economic downturn, we anticipate there will be continued advertising and marketing cutbacks, which will result in continuing revenue declines throughout the radio industry. In light of the economic turmoil and state of the radio industry, our focus will be on increasing our radio market share and closely managing expenses given the anticipated lower revenue levels. In addition, we will also remain focused on executing our internet strategy, including leveraging our recent acquisition of Community Connect Inc. (“CCI”), an online social networking company, as a means to grow and further diversify our revenue.

    The weakened economy, competition from digital audio players, the internet, cable television and satellite radio, among other new media outlets, are some of the reasons the radio industry has seen such slow or negative growth over the past few years. In addition to overall cutbacks, advertisers have shifted their advertising budgets away from traditional media such as newspapers, broadcast television and radio to these new media outlets. Internet companies have evolved from being large sources of advertising revenue for radio companies in the late-1990s to being significant competitors for radio advertising dollars. While these dynamics present significant challenges for companies such as ours that are highly staked in the radio industry, through our print and online properties, which includes Giant Magazine, CCI, and other online verticals, we are well poised to provide advertisers and creators of content with a multifaceted way to reach African-American consumers.

Results of Operations

Revenue

    We primarily derive revenue from the sale of advertising time and program sponsorships to local and national advertisers on our radio stations. Advertising revenue is affected primarily by the advertising rates our radio stations are able to charge, as well as the overall demand for radio advertising time in a market. These rates are largely based upon a radio station’s audience share in the demographic groups targeted by advertisers, the number of radio stations in the related market, and the supply of, and demand for, radio advertising time. Advertising rates are generally highest during morning and afternoon commuting hours.

    During the year ended December 31, 2008, approximately 56.0% of our net revenue was generated from local advertising and approximately 37.6% was generated from national advertising, including network advertising. In comparison, during the year ended December 31, 2007, approximately 57.9% of our net revenue was generated from local advertising and approximately 37.0% was generated from national advertising, including network advertising. During the year ended December 31, 2006, approximately 56.7% of our net revenue was generated from local advertising and approximately 38.4% was generated from national advertising, including network advertising. National advertising also includes advertising revenue generated from our internet and publishing segments. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees, magazine subscriptions, newsstand revenue and other revenue.

    In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely monitor the use of trade and barter agreements.

    CCI, which the Company acquired in April 2008, currently generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services, including diversity recruiting. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable. CCI has a diversity recruiting agreement with Monster, Inc. (“Monster”). Under the agreement, Monster posts job listings and advertising on CCI websites and CCI earns revenue for displaying the images on its websites. This agreement expires in December 2009.

    In December 2006, the Company acquired certain net assets (“Giant Magazine”) of Giant Magazine, LLC. Giant Magazine derives revenue from the sale of advertising, as well as newsstand and subscription revenue generated from sales of the magazine.

    In February 2005, we acquired 51% of the common stock of Reach Media, Inc. (“Reach Media”). A substantial portion of Reach Media’s revenue is generated from a sales representation agreement with a third party radio company.  Pursuant to a multi-year agreement, revenue is received monthly in exchange for the sale of advertising time on the nationally syndicated Tom Joyner Morning Show, which is currently aired on 108 affiliated stations. The annual amount of revenue is based on a contractual amount determined based on number of affiliates, demographic audience and ratings.  The agreement provides for a potential to earn additional amounts if certain revenue goals are met. The agreement also provides for sales representation rights related to Reach Media’s events. Additional revenue is generated by Reach Media from this and other customers through special events, sponsorships, its internet business and other related activities. The agreement expires December 31, 2009.

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

    We generally incur marketing and promotional expenses to increase our radio audiences. However, because Arbitron reports ratings either monthly or quarterly, depending on the particular market, any changed ratings and the effect on advertising revenue tends to lag behind both the reporting of the ratings and the incurrence of advertising and promotional expenditures.

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

Measurement of Performance

    We monitor and evaluate the growth and operational performance of our business using net income and the following key metrics:

    (a) Net revenue:  The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net revenue. Net revenue consists of gross revenue, net of local and national agency and outside sales representative commissions consistent with industry practice. Net revenue is recognized in the period in which advertisements are broadcast or, in the case of Giant Magazine, the month in which a particular issue is available for sale. Net revenue also includes advertising aired in exchange for goods and services, which is recorded at fair value, revenue from sponsored events and other revenue. Net revenue is recognized for CCI as impressions are delivered, as “click throughs” are reported or ratably over contract periods, where applicable.

    (b) Station operating income:  Net (loss) income before depreciation and amortization, income taxes, interest income, interest expense, equity in loss of affiliated company, minority interest in income of subsidiaries, gain on retirement of debt, other expense, corporate expenses, stock-based compensation expenses, impairment of long-lived assets and gain or loss from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our physical plant, income taxes, investments, impairment charges, debt financings and retirements, overhead and stock-based compensation. Station operating income is frequently used as a basis for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

Summary of Performance

    The table below provides a summary of our performance based on the metrics described above:

	Years Ended December 31,
	2008	2007	2006
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands, except margin data)

Net revenue	$316,416	$319,552	$321,625
Station operating income	129,958	144,456	157,481
Station operating income margin	41.1%	45.2%	49.0%
Net loss	(302,944)	(391,500)	(6,730)

    The reconciliation of net loss to station operating income is as follows:

	Years Ended December 31,
	2008	2007	2006
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands)

Net loss as reported	$(302,944)	$(391,500)	$(6,730)
Add back non-station operating income items included in net loss:
Interest income	(491)	(1,242)	(1,393)
Interest expense	59,689	72,770	72,932
(Benefit from) provision for income taxes	(45,200)	54,083	18,260
Corporate selling, general and administrative, excluding stock-based compensation	35,280	27,328	26,296
Stock-based compensation	1,777	2,991	4,633
Equity in loss of affiliated company	3,652	15,836	2,341
Gain on retirement of debt	(74,017)	-	-
Other expense, net	361	347	283
Depreciation and amortization	19,124	14,768	13,890
Minority interest in income of subsidiaries	3,997	3,910	3,004
Impairment of long-lived assets	423,220	211,051	-
Loss from discontinued operations, net of tax	5,510	134,114	23,965
Station operating income	$129,958	$144,456	$157,481

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

    The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 (In thousands)

	Years Ended December 31,		Increase/(Decrease)
	2008	2007
		(As Adjusted –See Note 1 Below)
Statements of Operations:
Net revenue	$316,416	$319,552	$(3,136)	(1.0)%
Operating expenses:
Programming and technical, excluding stock-based compensation	81,934	73,574	8,360	11.4
Selling, general and administrative, excluding stock-based compensation	104,524	101,522	3,002	3.0
Corporate selling, general and administrative, excluding stock-based compensation	35,280	27,328	7,952	29.1
Stock-based compensation	1,777	2,991	(1,214)	(40.6)
Depreciation and amortization	19,124	14,768	4,356	29.5
Impairment of long-lived assets	423,220	211,051	212,169	100.5
Total operating expenses	665,859	431,234	234,625	54.4
Operating loss	(349,443)	(111,682)	237,761	212.9
Interest income	491	1,242	(751)	(60.5)
Interest expense	59,689	72,770	(13,081)	(18.0)
Gain on retirement of debt	74,017	-	74,017	-
Equity in loss of affiliated company	3,652	15,836	(12,184)	(76.9)
Other expense, net	361	347	14	4.0
Loss before (benefit from) provision for income taxes, minority interest in income of subsidiaries and loss from discontinued operations, net of tax	(338,637)	(199,393)	139,244	69.8
(Benefit from) provision for income taxes	(45,200)	54,083	(99,283)	(183.6)
Minority interest in income of subsidiary	3,997	3,910	87	2.2
Net loss from continuing operations	(297,434)	(257,386)	40,048	15.6
Loss from discontinued operations, net of tax	(5,510)	(134,114)	(128,604)	(95.9)
Net loss	$(302,944)	$(391,500)	$(88,556)	(22.6)%

Note 1 - Certain reclassifications associated with accounting for discontinued operations have been made to prior year and prior quarter balances to conform to the current year presentation. These reclassifications had no effect on any other previously reported net income or loss or any other statement of operations, balance sheet or cash flow amounts. Additionally, the 2007 financial data reflects the correction of an error to increase the equity in loss of affiliated company by approximately $4.4 million.

Net revenue

Year Ended December 31,		Increase/(Decrease)
2008	2007
$316,416	$319,552	$(3,136)	(1.0)%

    For the year ended 2008 we recognized approximately $316.4 million in net revenue compared to approximately $319.6 million during 2007. These amounts are net of agency and outside sales representative commissions, which were approximately $34.6 million in 2008, compared to approximately $37.0 million in 2007. Declines in net revenue in our radio markets more than offset an increase in net revenue of approximately $11.7 million generated by CCI, an online social networking company, which was acquired by the Company in April 2008. For our radio business, based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets in which we operate declined 8.8% in total revenues, 10.9% in national revenues and 9.6% in local revenues for the year ended December 31, 2008. Consistent with the markets we operate in, we also experienced a decrease in net revenue, with national revenue driving more of a decline. On a per market basis, we experienced considerable revenue declines in our Atlanta, Houston and Washington, DC markets, and more modest declines in our Dallas, Detroit, Cleveland and Raleigh-Durham markets. We experienced growth in net revenue in our Indianapolis and Philadelphia markets, as well as increases in net revenue from a special event, revenue from new syndicated programs and increased internet revenue from our station websites. Reach Media had a decline in net revenue due to TV licensing revenue which ended in 2007, and less events revenue resulting from fewer events and less sponsorships compared to 2007. Excluding the approximately $11.7 million generated by CCI, net revenue declined 4.6% for the year ended December 31, 2008 compared to 2007.

Operating expenses

    Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2008	2007
$81,934	$73,574	$8,360	11.4%

     Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. Expenses associated with the printing and publication of Giant Magazine issues are also included in programming and technical. For our internet business, programming and technical expenses include software product design, post application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. Increased programming and technical expenses were primarily due to approximately $5.5 million in spending by CCI, which was acquired in April 2008 and approximately $1.4 million more spent for our broader internet initiative. Related to our radio business, additional programming and technical spending was also driven by additional staffing, in part for our web sites, higher on-air talent expenses, mostly for our new syndicated radio shows, additional tower related expenses and increased music royalties. The increased radio programming and technical expenses were offset in part from savings in research, savings from ceasing our 401(k) match program, the absence of Reach TV syndication costs and lower circulation and issues costs for Giant Magazine. Excluding approximately $6.9 million in increased spending for our internet initiative and CCI’s expenses, programming and technical expenses increased 2.0% for the year ended December 31, 2008 compared to 2007.

    Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2008	2007
$ 104,524	$ 101,522	$3,002	3.0%

    Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for radio and internet also include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Increased selling, general and administrative expenses were primarily due to approximately $5.7 million in spending by CCI, which was acquired in April 2008. Another approximately $3.4 million increase was due to additional spending on our broader internet initiative, which includes $550,000 for costs associated with a certain membership traffic agreement. Increases in selling, general and administrative expenses for our radio business were driven by expenses for a large special event held in first quarter, increased bad debt expenses, driven in part by client bankruptcies and higher ratings research associated with a new contract with Arbitron and their new portable people meter (“PPM”) methodology. With our efforts on reducing expenses, these increases were offset partially from savings associated with less promotional spending, reduced travel and entertainment, less legal and professional spending, savings from the suspension of our 401(k) match program and less sponsored events expenses. Our declining revenue performance also resulted in less commissions and national representative fees. Excluding the approximately $9.1 million in increased spending on our internet initiative and CCI’s spending, selling, general and administrative expenses decreased 6.1% for the year ended December 31, 2008 compared to the same period in 2007.  Excluding the approximately $10.9 million in increased spending for the internet initiative, CCI’s spending and expenses for the large first quarter special event, selling, general and administrative expenses decreased 7.9% for the year ended December 31, 2008 compared to 2007.

     Corporate selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2008	2007
$35,280	$ 27,328	$7,952	29.1%

    Corporate selling, general and administrative expenses consist of expenses associated with maintaining our corporate headquarters and facilities, including personnel. Increased corporate selling, general and administrative expenses were primarily due to compensation costs associated with new employment agreements for the Company’s Chief Executive Officer (“CEO”) and its Founder and Chairperson. Specifically, the increased compensation included approximately $10.1 million in bonuses for the CEO, of which approximately $5.8 million was for a signing and a “make whole” bonus paid, and another approximately $4.3 million was recorded, but not paid, for a bonus associated with potential distribution proceeds from the Company’s investment in TV One. Increased corporate selling, general and administrative expenses were also due to an approximate $2.4 million retention bonus reduction recorded in 2007 for the former Chief Financial Officer (“Former CFO”), given his early departure in December 2007, a $620,000 reduction in severance also recorded in 2007 for an obligation that never materialized and additional bad debt expense. In addition, during 2008, the Company incurred $485,000 in costs, mainly severance, associated with a reduction in its radio division workforce. These increased expenses were offset in part by approximately $2.4 million less bonus expense, the absence of approximately $2.7 million in spending for legal and professional fees incurred in 2007 for the voluntary review of our historical stock option grant practices, savings from the suspension of our 401(k) match program, reduced travel and entertainment, reduced contract labor and consultant spending, less research expenses and reduced recruiting expense. Normalizing for spending of approximately $2.7 million for the stock options review, approximately $2.4 million for the reduction in the Former CFO’s retention bonus, the $620,000 severance reduction in 2007, the approximate $10.1 million bonus for the CEO’s new employment agreement, and the $485,000 in severance for the 2008 radio division workforce reduction, corporate selling, general and administrative expenses decreased 10.7% for the year ended December 31, 2008 compared to 2007.

    Stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2008	2007
$1,777	$ 2,991	$(1,214)	(40.6)%

    Stock-based compensation consists of expenses associated with our January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) eliminated accounting for share-based payments based on Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The decrease in stock-based compensation for the year ended December 31, 2008 was primarily due to a decline in the fair value awards issued in 2008 due to a significant decline in the value of the Company’s stock price, cancellations and forfeitures for former employees and the completion of the vesting period for certain stock options. The decrease was offset in part due to expense for additional stock options and restricted stock awards associated with new employment agreements for the CEO, the Founder and Chairperson and the Chief Financial Officer (“CFO”).

    Depreciation and amortization

Year Ended December 31,		Increase/(Decrease)
2008	2007
$19,124	$ 14,768	$4,356	29.5%

    The increase in depreciation and amortization expense for the year ended December 31, 2008 was due primarily to the April 2008 acquisition of CCI, which accounted for approximately $3.5 million of the increase. Approximately $2.5 million of the increase attributable to CCI is driven by amortization of assets acquired as part of the CCI acquisition, mainly brand assets, advertiser relationships and a favorable office space sublease, and another approximately $1.0 million is due to additional depreciation. Additional depreciation and amortization expense for capital expenditures made subsequent to December 31, 2007 and assets purchased as part of the June 2008 acquisition of WPRS-FM were offset partially by a decline in amortization expense associated with certain affiliate agreements acquired as part of our February 2005 purchase of 51% of Reach Media.

    Impairment of long-lived assets

Year Ended December 31,		Increase/(Decrease)
2008	2007
$423,220	$ 211,051	$212,169	100.5%

    The increase in impairment of long-lived assets for the year ended December 31, 2008 was related to non-cash impairment charges recorded to reduce the carrying value of radio broadcasting licenses, goodwill and other intangible assets to their estimated fair values for most of our markets. The impairments occurred in 11 of our 16 markets, namely in Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Detroit, Houston, Indianapolis, Raleigh-Durham, Richmond and St. Louis markets. The impairments are driven in part by the deteriorating economic conditions, slower radio industry and market revenue growth and resulting deteriorating cash flows, declining radio station transaction multiples and a higher cost of capital. The recent and gradual decline in values for long-lived assets such as licenses and other intangibles is not unique and specific to our individual markets, as this trend has impacted the valuations of the radio industry as a whole, and has impacted other broadcast and traditional media companies as well.

    Interest income

Year Ended December 31,		Increase/(Decrease)
2008	2007
$ 491	$ 1,242	$(751)	(60.5)%

    The decrease in interest income for the year ended December 31, 2008 was due primarily to lower cash balances, cash equivalents and short-term investments, and a decline in interest rates.

    Interest expense

Year Ended December 31,		Increase/(Decrease)
2008	2007
$59,689	$ 72,770	$(13,081)	(18.0)%

    The decrease in interest expense for the year ended December 31, 2008 was due primarily to a decline in interest expense associated with debt pay downs and bond redemptions, resulting in overall lower borrowings and lower interest rates which impacted the variable portion of our debt. Interest expense savings was also driven by less fees incurred with the operation of WPRS-FM pursuant to a local marketing agreement (“LMA”), which began in April 2007. LMA fees are classified as interest expense. We closed on the purchase of the assets of WPRS-FM in June 2008 for approximately $38.0 million in cash.

    Gain on retirement of debt

Year Ended December 31,		Increase/(Decrease)
2008	2007
$74,017	$ -	$74,017	-%

    The gain on retirement of debt for the year ended December 31, 2008 was due to the redemption of $196.1 million of the Company’s previously outstanding $248.9 million 8 7/8%Senior Subordinated Notes due July 2011 at an average discount of 38.4%. An amount of $104.0 million remained outstanding as of December 31, 2008.

    Equity in loss of affiliated company

Year Ended December 31,		Increase/(Decrease)
2008	2007
$3,652	$15,836	$(12,184)	(76.9)%

    Equity in loss of affiliated company primarily reflects our estimated equity in the net loss of TV One, LLC (“TV One”). The decreased loss for the year ended December 31, 2008 was due primarily to smaller net losses generated by TV One, thus contributing to a decrease in our share of those losses. The Company’s share of those losses is driven by TV One’s current capital structure and the Company’s ownership levels in the equity securities of TV One that are currently absorbing its net losses. An adjustment was made to equity in loss of affiliated company for the year ended December 31, 2007 to correct for a change in TV One’s capital structure. Pursuant to Staff Accounting Bulletin (“SAB”) 99, “Materiality” and SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we increased the previously reported equity in loss of affiliated company for the year ended December 31, 2007 by approximately $4.4 million.

    (Benefit from) provision for income taxes

Year Ended December 31,		Increase/(Decrease)
2008	2007
$(45,200)	$54,083	$(99,283)	(183.6)%

    During the year ended December 31, 2008, the benefit from income taxes increased to approximately $45.2 million, compared to a provision for taxes of approximately $54.1 million for the same period in 2007. The increase in the benefit from income taxes was primarily due to the increase in pre-tax losses for the year ended December 31, 2008 compared to 2007, and the impact of deferred tax liabilities reversing due to indefinite-lived asset impairment charges recorded in 2008. In addition, the provision for income taxes in 2007 was primarily driven by the recording of a full valuation allowance for most of the Company’s deferred tax assets (“DTAs”), including its net operating loss (“NOLs) carryforwards. In 2007, except for DTAs in historically profitable filing jurisdictions, the Company recorded a full valuation allowance for its DTAs, including NOLs, as it was determined that more likely than not, the DTAs would not be realized. As such, the benefit from income taxes for 2008 was also offset partially by recording a full valuation allowance against the additional NOLs generated from the tax deductible amortization of indefinite-lived assets, as well as recording a full valuation against DTAs created by the indefinite-lived asset impairment charges recorded in the current year. The current year tax benefit and offsetting valuation allowances resulted in an effective tax rate for the years December 31, 2008 and 2007 of 13.3% and (27.1%), respectively.

    Loss from discontinued operations, net of tax

Year Ended December 31,		Increase/(Decrease)
2008	2007
$(5,510)	$ (134,114)	$(128,604)	(95.9)%

    Included in the loss from discontinued operations, net of tax are the results of operations for our sold stations, which included our Los Angeles, Miami, Augusta, Louisville, Dayton, Minneapolis and Boston WILD-FM stations. During the year ended December 2008, we sold our Los Angeles station for approximately $137.5 million in cash, and recorded a loss, net of tax of approximately $6.1 million, and we sold our Miami station for approximately $12.3 million in cash, and recorded a gain, net of tax of approximately $3.2 million. In August 2007, we closed on the sale of our Minneapolis station for approximately $28.0 million in cash and recorded a loss on the sale of $713,000, net of tax.  In September of 2007, we closed on the sale of our Dayton stations and five of the six stations in our Louisville market for approximately $76.0 million in cash, and recorded a gain on the sale, net of tax of approximately $1.9 million. The loss from discontinued operations, net of tax, includes a tax provision of $101,000 for the year ended December 31, 2008 compared to a benefit from taxes of approximately $75.0 million for the same period in 2007.

Other Data

    Station operating income

    Station operating income decreased to approximately $130.0 million for the year ended December 31, 2008 compared to approximately $144.5 million for the year ended December 31, 2007, a decrease of approximately $14.5 million or a decline of 10.0%. This decrease was primarily due to declines in revenue similar to those in the radio industry and increases in station operating expenses related to the consolidation of the operating results of CCI, which was acquired in April 2008, spending on our internet initiative which was launched in mid-year 2007, higher on-air talent expenses, mainly for new syndication shows, additional staffing for internet websites, increased music royalties, higher tower related expenses, a restructuring charge for the radio division workforce reduction and additional ratings research costs. These increased expenses more than offset savings for employee bonuses, marketing and promotional spending, events expenses, travel and entertainment, legal and professional fees and expense savings from ceasing our 401(k) match program.

    Station operating income margin

    Station operating income margin decreased to 41.1% for the year ended December 31, 2008 from 45.2% for the year ended December 31, 2007. This decrease was primarily attributable to a decline in net revenue and a decrease in station operating income as described above.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

    The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006 (In thousands)

	Years Ended December 31,		Increase/(Decrease)
	2007	2006
		(As Adjusted – See Note 1 Below)
Statements of Operations:
Net revenue	$319,552	$321,625	$(2,073)	(0.6)%
Operating expenses:
Programming and technical, excluding stock-based compensation	73,574	68,216	5,358	7.9
Selling, general and administrative, excluding stock-based compensation	101,522	95,928	5,594	5.8
Corporate selling, general and administrative, excluding stock-based compensation	27,328	26,296	1,032	3.9
Stock-based compensation	2,991	4,633	(1,642)	(35.4)
Depreciation and amortization	14,768	13,890	878	6.3
Impairment of long-lived assets	211,051	-	211,051	-
Total operating expenses	431,234	208,963	222,271	106.4
Operating (loss) income	(111,682)	112,662	(224,344)	(199.1)
Interest income	1,242	1,393	(151)	(10.8)
Interest expense	72,770	72,932	(162)	(0.2)
Equity in loss of affiliated company	15,836	2,341	13,495	576.5
Other expense, net	347	283	64	22.6
(Loss) income before provision for income taxes, minority interest in income of subsidiaries and income from discontinued operations, net of tax	(199,393)	38,499	(237,892)	(617.9)
Provision for income taxes	54,083	18,260	35,823	196.2
Minority interest in income of subsidiary	3,910	3,004	906	30.2
Net (loss) income from continuing operations	(257,386)	17,235	(274,621)	(1,593.4)
Loss from discontinued operations, net of tax	(134,114)	(23,965)	(110,149)	459.6
Net loss	$(391,500)	$(6,730)	$(384,770)	(5,717.3)%

Note 1 - Certain reclassifications associated with accounting for discontinued operations have been made to prior year and prior quarter balances to conform to the current year presentation. These reclassifications had no effect on any other previously reported net income or loss or any other statement of operations, balance sheet or cash flow amounts. Additionally, the 2007 financial data reflects the correction of an error to increase the equity in loss of affiliated company by approximately $4.4 million.

Net revenue

Year Ended December 31,		Increase/(Decrease)
2007	2006
$319,552	$321,625	$(2,073)	(0.6)%

    For the year ended 2007, we recognized approximately $319.6 million in net revenue compared to approximately $321.6 million in 2006. These amounts are net of agency and outside sales representative commissions, which were approximately $37.0 million during 2007, compared to approximately $38.8 million during 2006. Based on reports prepared by the independent accounting firm Miller Kaplan, the markets in which we operate declined 2.9% in total revenues, 8.3% in national revenues and 2.1% in local revenues for the year ending December 31, 2007. We experienced modest net revenue declines in our Detroit, Philadelphia, Baltimore and Washington, DC markets, and a decline in net revenue from our news/talk network. The decline in net revenue was also due to the absence of a sponsorship revenue event similar to our 2006 25th Anniversary, and the absence of revenue associated with a 2006 film venture. These declines were offset partially by increases in net revenue experienced in our Atlanta, Cincinnati and Dallas markets, among others, and an increase in net revenue from consolidating the operating results of Giant Magazine, which we acquired in December 2006. Excluding the operating results of Giant Magazine, our net revenue declined 1.6% for the year ended December 31, 2007 compared to 2006.

Operating expenses

    Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2007	2006
$73,574	$68,216	$5,358	7.9%

    Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations and on the Tom Joyner syndicated television variety show. Programming and technical expenses also include expenses associated with our research activities and music royalties. Expenses associated with the printing and publication of Giant Magazine issues are also included in programming and technical. Increased programming and technical expenses were primarily due to approximately $3.6 million in spending by Giant Magazine, which was acquired in December 2006. Increased programming and technical expenses were also due to higher on-air talent and bartered programming expenses, additional research expenses, expenses associated with our internet initiative, which was launched mid-year 2007 and additional music royalties. Increased programming and technical expenses were also driven by spending associated with two new stations acquired or operated since August 2006. These increased programming and technical expenses were partially offset by a reduction in television production costs associated with the Tom Joyner television show, which ended September 2006. Excluding the approximately $3.6 million of Giant Magazine expenses, programming and technical expenses increased 2.2% for the year ended December 31, 2007 compared to 2006.

    Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2007	2006
$101,522	$95,928	$5,594	5.8%

    Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses and back office expenses. Selling, general and administrative expenses also include expenses related to the advertising traffic (scheduling and insertion) functions. Increased selling, general and administrative expenses were primarily due to approximately $3.1 million in spending by Giant Magazine, which was acquired in December 2006. Additional selling, general and administrative expenses were also due to spending associated with approximately $1.4 million in spending for our internet initiative launched mid-year 2007, additional on-air talent expenses, higher sales research expenses, additional marketing, promotional and events spending and increased legal and professional and litigation expenses. Additional selling, general and administrative expenses were also driven by spending associated with two new stations acquired or operated since August 2006. These expenses were partially offset by reduced bad debt expenses and the absence of expenses associated with a 2006 film venture. Excluding the approximately $4.4 million for Giant Magazine’s operating results and our internet initiative, selling, general and administrative expenses increased 1.2% for the year ended December 31, 2007 compared to  2006.

    Corporate selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2007	2006
$27,328	$26,296	$1,032	3.9%

    Corporate selling, general and administrative expenses consist of expenses associated with maintaining our corporate headquarters and facilities, including personnel. Increased corporate selling, general and administrative expenses were primarily due to additional hires and related compensation, benefits and recruiting fees, and approximately $2.7 million in legal and professional fees associated with the voluntary review of our historical stock option grant practices. These increases were partially offset by a reduction of approximately $2.4 million for retention bonus expense for the Former CFO, who departed December 31, 2007, which was earlier than the October 2010 full retention bonus eligibility date called for in his employment agreement. Other expense reductions offsetting the increases include the absence of approximately $1.0 million in expenses associated with the August 2006 25th Anniversary event and reduced severance expenses of $620,000. Excluding the retention bonus and severance expense reductions, expenses associated with the stock options review and expenses associated with the 2006 25th Anniversary event, corporate selling, general and administrative expenses increased 11.9% for the year ended December 31, 2007 compared to 2006.

    Stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2007	2006
$2,991	$4,633	$(1,642)	(35.4)%

    Stock-based compensation consists of expenses associated with our January 1, 2006 adoption of SFAS No. 123(R), “Share-Based Payment” SFAS No. 123(R) eliminated accounting for share-based payments based on APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The decrease in stock-based compensation was primarily due to cancellations, forfeitures and the completion of the vesting period for certain stock option grants.

    Depreciation and amortization

Year Ended December 31,		Increase/(Decrease)
2007	2006
$14,768	$13,890	$878	6.3%

    The increase in depreciation and amortization expense for the year ended December 31, 2007 was due primarily to an increase in amortization for the WMOJ-FM intellectual property acquisition made in September 2006, an increase in depreciation for two new stations acquired or operated since August 2006, and an increase in depreciation for capital expenditures made subsequent to December 31, 2006. These increases were offset partially by the completion of trade names amortization in a certain market.

    Impairment of long-lived assets

Year Ended December 31,		Increase/(Decrease)
2007	2006
$211,051	$ -	$211,051	-%

    The increase in the impairment of long-lived assets reflects a non-cash charge recorded for the impairment of radio broadcasting licenses and goodwill associated with primarily our Houston market, as well as our Cleveland, Cincinnati, Columbus, Dallas, Philadelphia and Boston markets. The impairments are driven in part by slower radio industry and market revenue growth and resulting deteriorating cash flows, declining radio station transaction multiples and a higher cost of capital.

    Interest income

Year Ended December 31,		Increase/(Decrease)
2007	2006
$ 1,242	$ 1,393	$(151)	(10.8)%

    The decrease in interest income for the year ended December 31, 2007 was due primarily to lower cash balances, cash equivalents and short-term investments, and a decline in interest rates.

    Interest expense

Year Ended December 31,		Increase/(Decrease)
2007	2006
$72,770	$72,932	$(162)	(0.2)%

    The decrease in interest expense resulted from interest savings from debt paydowns resulting in lower overall net borrowings as of December 31, 2007, which was offset from fees associated with the operation of WPRS-FM pursuant to an LMA, which began in April 2007. LMA fees are classified as interest expense.

    Equity in loss of affiliated company

Year Ended December 31,		Increase/(Decrease)
2007	2006
$15,836	$2,341	$13,495	576.5%

    Equity in loss of affiliated company reflects our estimated equity in the net loss of TV One. The increased loss is due to the higher losses of TV One for the year ended December 31, 2007 compared to the same period in 2006 as well as an increase in our share of TV One’s losses related to TV One’s current capital structure and the Company’s ownership levels in the equity securities of TV One that are currently absorbing its net losses. An adjustment was made to equity in loss of affiliated company for the year ended December 31, 2007 to correct for a change in TV One’s capital structure. Pursuant to SAB 99, “Materiality” and SAB 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we increased the previously reported equity in loss of affiliated company for the year ended December 31, 2007 by approximately $4.4 million.

    Provision for income taxes

Year Ended December 31,		Increase/(Decrease)
2007	2006
$ 54,083	$18,260	$35,823	196.2%

    The provision for income taxes increased for the year ended 2007 primarily due to recording a significant increase in the valuation allowance for DTAs, mainly federal and state NOL carryforwards. Except for DTAs in our historically profitable filing jurisdictions, a full valuation allowance was recorded in 2007, as it was determined that more likely than not, the DTAs would not be realized. As such, what would have otherwise been a benefit for income taxes for the year ended 2007 was more than offset by the valuation allowance recorded. The income tax provision recorded, including the valuation allowance resulted in an effective tax rate of (27.1)% for year ended 2007, compared to 47.4% for 2006.

    Minority interest in income of subsidiaries

Year Ended December 31,		Increase/(Decrease)
2007	2006
$3,910	$3,004	$906	30.2%

    The increase in minority interest in income of subsidiaries is due primarily to an increase in Reach Media’s net income for the period ended December 31, 2007 compared to 2006.

    Loss from discontinued operations, net of tax

Year Ended December 31,		Increase/(Decrease)
2007	2006
$(134,114)	$(23,965)	$110,149	459.6%

    Included in the loss from discontinued operations, net of tax are the results of operations for our sold stations, which included our Los Angeles, Miami, Augusta, Louisville, Dayton, Minneapolis and Boston WILD-FM stations. During the year ended December 31, 2008, we sold our Los Angeles station for approximately $137.5 million in cash, and recorded a loss, net of tax of approximately $6.1 million, and we sold our Miami station for approximately $12.3 million in cash, and recorded a gain, net of tax of approximately $3.2 million. In August 2007, we closed on the sale of our Minneapolis station for approximately $28.0 million in cash and recorded a loss on the sale of $713,000, net of tax. In September of 2007, we closed on the sale of our Dayton stations and five of the six stations in our Louisville market for approximately $76.0 million in cash, and recorded a gain on the sale, net of tax of approximately $1.9 million. In December of 2007, we closed on the sale of the assets of our Augusta stations for approximately $3.1 million in cash and recorded a loss of $47,000, net of tax. The loss from discontinued operations, net of tax includes a tax benefit of approximately $75.0 million for the year ended December 31, 2007, compared to a tax benefit of approximately $11.0 million for 2006.

Other Data

    Station operating income

    Station operating income decreased to approximately $144.5 million for the year ended December 31, 2007, compared to approximately $157.5 million for the year ended December 31, 2006, a decrease of approximately $13.0 million, or 8.3%. This decrease was primarily due to a decline in net revenue and an increase in station operating expenses related to the consolidation of the operating results of Giant Magazine, which we acquired in December 2006, the mid-year launch of our internet business, expenses associated with newly acquired stations, higher on-air talent and bartered programming costs, increased music royalties, additional research and increased marketing, promotional and events spending.

    Station operating income margin

    Station operating income margin decreased to 45.2% for the year ended December 31, 2007 from 49.0% for the year ended December 31, 2006. This decrease was primarily attributable to a decline in net revenue combined with decreased station operating income as described above.

Liquidity and Capital Resources

    Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our credit facilities and other debt or equity financing.

    In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions including but not limited to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to September 13, 2007, and no less than 1.60 to 1.00 from September 14, 2007 to June 30, 2008, and no less than 1.75 to 1.00 from July 1, 2008 to December 31, 2009, and no less than 2.00 to 1.00 from January 1, 2010 to December 31, 2010, and no less than 2.25 to 1.00 from January 1, 2011 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.00 to 1.00 beginning April 1, 2006 to September 13, 2007, and no greater than 7.75 to 1.00 beginning September 14, 2007 to March 31, 2008, and no greater than 7.50 to 1.00 beginning April 1, 2008 to September 30, 2008, and no greater than 7.25 to 1.00 beginning October 1, 2008 to June 30, 2010, and no greater than 6.50 to 1.00 beginning July 1, 2010 to September 30, 2011, and no greater than 6.00 to 1.00 beginning October 1, 2011 and thereafter, (c) maintaining a senior leverage ratio of no greater than 5.00 to 1.00 beginning June 13, 2005 to September 30, 2006, and no greater than 4.50 to 1.00 beginning October 1, 2006 to September 30, 2007, and no greater than 4.00 to 1.00 beginning October 1, 2007 and thereafter, (d) limitations on liens, (e) limitations on the sale of assets, (f) limitations on the payment of dividends, and (g) limitations on mergers, as well as other customary covenants. The Company was in compliance with all debt covenants as of December 31, 2008. At the date of the filing of this Form 10-K and based on its most recent projections, the Company's management believes it will be in compliance with all debt covenants through the end of fiscal year 2009. Based on its fiscal year end 2007 excess cash flow calculation, the Company made a debt principal prepayment of approximately $6.0 million in May 2008. For the year ended December 31, 2008 no excess cash calculation was required and therefore, no payment was required.

    Under the terms of the Credit Agreement, upon any breach or default under either the 8 7/8% Senior Subordinated Notes due July 2011or the 6 3/8% Senior Subordinated Notes due February 2013, the lenders could among other actions immediately terminate the Credit Agreement and declare the loans then outstanding under the Credit Agreement to be due and payable in whole immediately.  Similarly, under the 8 7/8% Senior Subordinated Notes and the 6 3/8% Senior Subordinated Notes, a default under the terms of the Credit Agreement would constitute an event of default, and the trustees or the holders of at least 25% in principal amount of the then outstanding notes (under either class) may declare the principal of such class of note and interest to be due and payable immediately.

    Interest payments under the terms of the Credit Agreement are due based on the type of loan selected. Interest on alternate base rate loans as defined under the terms of the Credit Agreement is payable on the last day of each March, June, September and December. Interest due on the London Interbank Offered Rate (“LIBOR”) loans is payable on the last day of the interest period applicable for borrowings up to three months in duration, and on the last day of each March, June, September and December for borrowings greater than three months in duration. In addition, quarterly installments of principal on the term loan facility are payable on the last day of each March, June, September and December commencing on September 30, 2007 in a percentage amount of the principal balance of the term loan facility outstanding on September 30, 2007, net of loan repayments, of 1.25% between September 30, 2007 and June 30, 2008, 5.0% between September 30, 2008 and June 30, 2009, and 6.25% between September 30, 2009 and June 30, 2012. Based on the $194.0 million net principal balance of the term loan facility outstanding on September 30, 2007 quarterly payments of $9.7 million are payable between September 30, 2008 and June 30, 2009, and $12.1 million between September 30, 2009 and June 30, 2012.

    Interest payments under the terms of the 6 3/8% and the 8 7/8% Senior Subordinated Notes are due in February and August, and January and July of each year. For the $200.0 million principal balance of the 6 3/8% Senior Subordinated Notes outstanding on December 31, 2008, interest payments of approximately $6.4 million are payable each February and August through February 2013. For the $104.0 million principal balance of the 8 7/8% Senior Subordinated Notes outstanding on December 31, 2008, interest payments of approximately $4.6 million are payable each January and July through July 2011.

During the year ended December 31, 2008, we borrowed approximately $227.0 million from our credit facility to fund the repurchase of our 8 7/8% Senior Subordinated Notes due July 2011, the repurchase of Company stock and the acquisitions of CCI and WPRS-FM, and repaid approximately $170.3 million primarily from the proceeds of the sale of our Los Angeles station in May 2008 and cash generated from operations.

As of December 31, 2008, we had approximately $293.5 million of borrowing capacity. Taking into consideration the financial covenants under the Credit Agreement, approximately $25.9 million of that amount was available for borrowing.  The amount available for borrowing could increase to the extent the funds are used to repurchase 8 7/8% Senior Subordinated Notes due in July 2011.  Both the term loan and the revolving facilities bear interest, at our option, at a rate equal to either (i) LIBOR plus a spread that ranges from 0.63% to 2.25%, or (ii) the prime rate plus a spread of up to 1.25%. The amount of the spread varies depending on our leverage ratio. We also pay a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the unused commitment of the revolving facility.

    The Credit Agreement requires the Company to protect itself from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three month LIBOR. As of December 31, 2008, we had two swap agreements in place for a total notional amount of $50.0 million, and the periods remaining on these two swap agreements range in duration from 17.5 to 41.5 months.

Our credit exposure under the swap agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance. All of the swap agreements are tied to the three month LIBOR, which may fluctuate significantly on a daily basis. The valuation of each swap agreement is affected by the change in the three month LIBOR and the remaining term of the agreement. Any increase in the three month LIBOR results in a more favorable valuation, while a decrease results in a less favorable valuation.

The Company conducts a portion of its business through its subsidiaries. All of the Company’s restricted subsidiaries (“Subsidiary Guarantors”) have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes due July 2011, the 6 3/8% Senior Subordinated Notes due February 2013, and the Company’s obligations under the Credit Agreement.

The following table summarizes the interest rates in effect with respect to our debt as of December 31, 2008:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt (swap matures June 16, 2010)(1)	$25,000	6.27%
Senior bank term debt (swap matures June 16, 2012)(1)	$25,000	6.47%
Senior bank term debt (subject to variable interest rates)(2)	$114,701	4.81%
Senior bank revolving debt (subject to variable interest rates)(3)	$206,500	5.40%
8 7/8% Senior Subordinated Notes (fixed rate)	$103,951	8.88%
6 3/8% Senior Subordinated Notes (fixed rate)	$200,000	6.38%

(1)
A total of $50.0 million is subject to fixed rate swap agreements that became effective in June 2005. Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our Credit Agreement. That spread is currently set at 2.25% and is incorporated into the applicable interest rates set forth above.

(2)	Subject to rolling three month LIBOR plus a spread currently at 2.25%; incorporated into the applicable interest rate set forth above.

(3)	Subject to the prime rate plus a spread currently at 1.25% and rolling three month and six month LIBOR plus a spread currently at 2.25%; incorporated into the applicable interest rate set forth above.

    In February 2005, we completed the private placement of $200.0 million 6 3/8% Senior Subordinated Notes due February 2013, realizing net proceeds of approximately $195.3 million. We recorded approximately $4.7 million in deferred offering costs, which are being amortized to interest expense over the life of the related notes using the effective interest rate method. The net proceeds of the offering, in addition to borrowings of $110.0 million under our previous revolving credit facility, and available cash, were primarily used to redeem our previously outstanding convertible preferred stock in an amount of $309.8 million. In October 2005, the 6 3/8% Senior Subordinated Notes were exchanged for an equal amount of notes registered under the Securities Act of 1933, as amended (the “Securities Act”).

    In 2001, we issued $300.0 million 8 7/8% Senior Subordinated Notes due July 2011. At that time the Company recorded approximately $8.2 million in deferred offering costs which are being amortized to interest expense over the life of the notes using the effective interest rate method.

    The indentures governing our senior subordinated notes require that we comply with certain financial covenants limiting our ability to incur additional debt. Such terms also place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things. Our Credit Agreement also requires compliance with financial tests based on financial position and results of operations, including leverage ratios and an interest coverage ratio, all of which could effectively limit our ability to borrow under the Credit Agreement or to otherwise raise funds in the debt market. The Company was in compliance with all covenants as of December 31, 2008. At the date of the filing of this Form 10-K and based on current projections, the Company's management believes it will be in compliance with all covenants through the end of fiscal year 2009.

    The following table provides a comparison of our statements of cash flows for the years ended December 31, 2008 and 2007:

	2008	2007
	(In thousands)

Net cash flows from operating activities	$13,832	$44,014
Net cash flows from investing activities	66,031	78,468
Net cash flows used in financing activities	(81,821)	(130,641)

    Net cash flows provided from operating activities were approximately $13.8 million for the year ended December 31, 2008 compared to net cash flows provided from operating activities of approximately $44.0 million for the year ended December 31, 2007. Net cash flows from operating activities for the year ended December 31, 2008 decreased from the prior year due primarily to a decrease in the Company’s operating income (excluding the impact of impairment charges recognized on the Company’s long-lived assets), a decrease in cash flows from discontinued operations and a decrease in working capital balances, all of which were partially offset by the gain recognized on the retirement of debt.

    Net cash flows provided from investing activities were approximately $66.0 million and $78.5 million for the year ended December 31, 2008 and 2007, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $12.6 million and $10.2 million for the years ended December 31, 2008 and 2007, respectively. During the year ended December 31, 2008, we sold the stations in our Los Angeles and Miami markets and received proceeds of approximately $150.2 million.  During the same period we acquired CCI and closed on our acquisition of WPRS-FM using approximately $70.4 million in net borrowings.  The Company received approximately $104.0 million in proceeds from completing the sales of certain radio stations in the Louisville, Dayton and Minneapolis markets during the year ended December 31, 2007. We also funded approximately $14.6 million of our investment commitment in TV One for the year ended December 31, 2007, for which there was no corresponding investment in 2008.

    Net cash flows used in financing activities were approximately $81.8 million and $130.6 million for the year ended December 31, 2008 and 2007, respectively. During the years ended December 31, 2008 and 2007, respectively, we borrowed approximately $227.0 million and $0.0 million from our credit facility and repaid approximately $292.1 million and $124.7 million in outstanding debt.  During the year ended December 31, 2008 we repurchased approximately $196.0 million of our 8 7/8% Senior Subordinated Notes due July 2011 for approximately $120.8 million and approximately $12.1 million of our Class A and Class D common stock. Reach Media also paid approximately $6.4 million and $2.9 million in dividends to minority interest shareholders for the year ended December 31, 2008 and 2007, respectively.

    From time to time we consider opportunities to acquire additional radio stations, primarily in the top 50 African-American markets, and to make strategic acquisitions, investments and divestitures. In June 2008, the Company purchased the assets of WPRS-FM, a radio station located in the Washington, DC metropolitan area for approximately $38.0 million.  Since April 2007 and up until closing, the station had been operated under an LMA, and, hence, the results of its operations had been included in the Company’s consolidated financial statements.  The station was consolidated with the Company’s existing Washington, DC operations in April 2007.  This purchase was funded from borrowings under our credit facilities of $35.0 million. In April 2008, we acquired CCI, an online social networking company, for $38.0 million in cash, and we borrowed $34.0 million from our credit facility to close this transaction. In July 2007, we acquired the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area, for approximately $2.6 million in seller financing. Up until closing in July 2007, we had been operating WDBZ-AM pursuant to an LMA since August 2001. Other than our agreement with an affiliate of Comcast Corporation, DIRECTV and other investors to fund TV One (the balance of our commitment was approximately $13.7 million at December 31, 2008) we have no other definitive agreements to acquire radio stations or to make strategic investments. In October 2007, the Company had committed (subject to the completion and execution of requisite legal documentation) to invest in QCP Capital Partners, L.P. (“QCP”). At that time the Company also had agreed to provide an unsecured working capital line of credit to QCP Capital Partners, LLC, the management company for QCP, in the amount of $775,000. As of December 31, 2008, the Company had provided $457,000 under the line of credit. In December 2008, the Company made a determination that there was a substantial likelihood that QCP would not be able to proceed successfully with its fundraising and, therefore, the Company was unlikely to recover any of the amounts provided to QCP Capital Partners, LLC pursuant to the October 2007 line of credit agreement. As a result, in December 2008, the Company wrote off the full amount outstanding under the line of credit agreement. No further investments in, or loans to, QCP are anticipated to be made in the foreseeable future.

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

    As of December 31, 2008, we had two standby letters of credit totaling $550,000 in connection with our annual insurance policy renewals. In addition, we had a letter of credit of $295,000 in connection with a contract that we inherited as part of the acquisition of CCI. In January 2009, we issued a letter of credit in the amount of $200,000 for a sponsorship event. To date, there has been no activity on any of these letters of credit.

    Our ability to meet our debt service obligations and reduce our total debt, our ability to refinance the 8 7/8% Senior Subordinated Notes due July 2011 or prior to their scheduled maturity date, and our ability to refinance the 6 3/8 % Senior Subordinated Notes due February 2013 or prior to their scheduled maturity date, will depend upon our future performance which, in turn, will be subject to general economic conditions and to financial, business and other factors, including factors beyond our control. In the next 12 months, our principal liquidity requirements will be for working capital, continued business development, strategic investment opportunities and for general corporate purposes, including capital expenditures.

    The Company continually projects its anticipated cash needs, which include its operating needs, capital requirements, the TV One funding commitment and principal and interest payments on its indebtedness. Management’s most recent operating income and cash flow projections considered the current economic crisis, which has reduced advertising demand in general, as well as the limited credit environment. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through the end of fiscal year 2009 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $25.9 million at December 31, 2008. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2009. However, a continued worsening economy, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, and further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through an amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.

    Credit Rating Agencies

    On a continuing basis, credit rating agencies such as Standard & Poor’s (“S&P”) and Moody’s Investor Services (“Moody’s”) evaluate our debt. On March 3, 2009, S&P lowered our corporate credit rating to B- from B and the issue-level rating on our $800.0 million secured credit facility to B- from BB-. While noting that our rating outlook was negative, the ratings downgrade reflects concern over the Company’s ability to maintain compliance with financial covenants due to weak radio advertising demand amid the deepening recession, which S&P expects to persist for all of 2009.  On November 3, 2008, Moody’s placed on review the Company and its debt for a possible downgrade.  The review was prompted by heightened concerns that the radio broadcast sector will likely face significant revenue and cash flow deterioration due to the high probability of further deterioration in the U.S. economy and its impact on advertising revenue.  On September 10, 2008, Moody’s downgraded our corporate family rating to B2 from B1 and our $800.0 million secured credit facility ($500.0 million revolver, $300.0 million term loan) to Ba3 from Ba2. In addition, Moody’s downgraded our 8 7/8% Senior Subordinated Notes due July 2011 and 6 3/8% Senior Subordinated Notes due February 2013 to Caa1 from B3. While noting that our rating outlook was stable, the ratings downgrade reflected the Company’s operating performance, weaker than previously expected credit metrics and limited borrowing capacity under financial covenants.

    Although reductions in our bond ratings may not have an immediate impact on our cost of debt or liquidity, they may impact our future cost of debt and liquidity.  Increased debt levels and/or decreased earnings could result in further downgrades in our credit ratings, which, in turn, could impede our access to the debt markets and/or raise our long-term debt borrowing rates. Our ability to use debt to fund major new acquisitions or new business initiatives could also be limited.

Recent Accounting Pronouncements

    In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”   SFAS No. 161 requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format.  It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related.  Finally, it requires cross referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  This statement is effective for interim periods beginning after November 15, 2008, although early application is encouraged.  The effective date for the Company was January 1, 2009. The Company has not completed its assessment of the impact this new pronouncement will have on the consolidated financial statements.

    In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.”  SFAS No. 141R replaces SFAS No. 141, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value.  SFAS No. 141R also requires transactions costs related to the business combination to be expensed as incurred.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date for the Company was January 1, 2009.  We do not expect the adoption of SFAS No. 141R, as related to future acquisitions, if any, to have a material impact on our consolidated financial statements.

    In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”   This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years beginning after December 15, 2008.  The effective date for this Company was January 1, 2009.  We have not determined the impact this new pronouncement would have on the consolidated financial statements.

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

    In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. The Company adopted SFAS No. 157 effective January 1, 2008.

    In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were effective for the Company for its December 2006 year end. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Our accounting policies are described in Note 1 of our consolidated financial statements – Organization and Summary of Significant Accounting Policies. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies and estimates to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows.

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

Goodwill and Radio Broadcasting Licenses

    We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of December 31, 2008, we had approximately $900.8 million in goodwill and radio broadcasting licenses, which represents approximately 80.0% of our total assets. Therefore, we believe estimating the value of goodwill and radio broadcasting licenses is a critical accounting estimate because of this significance of their values in relation to total assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for such assets owned as of October 1, we test annually for impairment during each fourth quarter or when events or circumstances suggest that impairment exists. Asset impairment exists when the carrying value of these assets exceeds their respective fair value. When the carrying value exceeds fair value, an impairment amount is charged to operations for the excess.

    Given the recent and current economic downturn and continual revenue declines in the radio broadcast industry, the Company performed both an interim and annual test for impairment in 2008, and recorded impairment charges of approximately $421.7 million and $211.1 million to continuing operations for goodwill and radio broadcasting licenses for the years ended December 31, 2008 and 2007, respectively. The impairments are driven in part by slower radio industry and market revenue growth, resulting deteriorating cash flows, declining radio station transaction multiples and a higher cost of capital, and are indicative of a trend experienced by media companies in general, and are not unique to the Company.

    When estimating the fair values of radio broadcasting licenses and goodwill, we use the income approach, which involves a 10 year discounted cash flow model that requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values. There are inherent uncertainties related to these assumptions and our judgment in applying them to the impairment analysis. While we believe we have made reasonable estimates and assumptions to calculate the fair values, changes in certain events or circumstances (including events and circumstances resulting from continued deterioration in the economy) could result in changes to our estimated fair values, and may result in further write-downs to the carrying values of these assets. Specifically, the estimated carrying and fair values for four of our reporting units approximated each other, and a 10% reduction in cash flows in the 2009 fiscal year for these markets could result in further impairment charges of approximately $25.5 million.

Impairment of Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

    Intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. For the year ended December 31, 2008, we recorded approximately $1.5 million in impairment charges for intellectual property in our Cincinnati market, and any changes in certain events or circumstances could result in changes to our estimated fair values of these intangible assets and may result in further write-downs to the carrying values.

    Allowance for Doubtful Accounts

    We must make estimates of the uncollectability of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. We perform credit checks prior to accepting new credit orders and throughout the credit cycle, we perform regular assessments which consider a customer’s ability to pay, a customer’s current financial condition, the customer’s given industry outlook, the aging of the accounts receivable and the economy in general. In the past four years, including the year ended December 31, 2008, our historical bad debt results have averaged approximately 5.1% of our outstanding trade receivables and have been a reliable method to estimate future allowances. If general economic weakness persists and/or the financial condition of our customers or markets were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required.

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

Equity Accounting

    We account for our investment in TV One under the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and other related interpretations. We have recorded our investment at cost and have adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. We will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. We have determined that although TV One is a variable interest entity (as defined by FIN No. 46(R), “Consolidation of Variable Interest Entities”) the Company is not the primary beneficiary of TV One.

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

    To address the exposures of unrecognized tax positions, in January 2007, we adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes - Interpretation of SFAS No. 109,” which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of December 31, 2008, we had approximately $5.0 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

    Our estimated effective tax rate at December 31, 2008 was 13.3%. This includes a current year 19.5% unfavorable impact for the valuation allowance for certain deferred tax assets. Excluding the impact of the valuation allowance, the effect of a one percentage point increase in our estimated tax rate as of December 31, 2008 would result in an increase in additional income tax benefit of approximately $3.4 million. The one percentage point increase in income tax benefit would result in a decrease in net loss of approximately $3.4 million, and the net loss per share, both basic and diluted would decrease to a loss of $3.19 for continuing operations versus total net loss available to common shareholders, while the net loss per share for discontinued operations remains unchanged for the year ended December 31, 2008.

    Realizability of Deferred Tax Assets

    At December 31, 2007, except for deferred tax assets (“DTAs”) in its historically profitable jurisdictions, and DTAs that may be benefited by future reversing deferred tax liabilities (“DTLs”), the Company recorded a full valuation allowance for all other DTAs, mainly net operating loss carryforwards (“NOLs”), as it was determined that more likely than not, the DTAs would not be realized.  The Company reached this determination based on its then three year cumulative loss position and the uncertainty of future taxable income. Consistent with that prior realizability assessment, the Company has recorded a full valuation allowance for the DTAs created by the additional NOLs generated primarily from the tax deductible amortization of indefinite-lived assets, as well as DTAs created by impairment charges for the year ended December 31, 2008. For remaining DTAs that were not fully reserved, we believe that these assets will be realized within the carryforward period; however, if we do not generate the projected levels of future taxable income, an additional valuation allowance may need to be recorded.

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

    With the assistance of a third party valuation firm, the Company reassessed the estimated the fair value of the award as of December 31, 2008 at approximately $4.3 million and, accordingly, recorded compensation expense and a liability for that amount. The fair valuation incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award.  As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

Impact of Inflation

    We believe that inflation has not had a material impact on our results of operations in the three-year period ended December 31, 2008. However, there can be no assurance that future inflation would not have an adverse impact on our operating results and financial condition.

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

Capital and Commercial Commitments

    Long-term debt

    The total amount available under our existing Credit Agreement with a syndicate of banks is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. As of December 31, 2008, we had approximately $371.2 million in debt outstanding under the Credit Agreement. We also have outstanding $200.0 million 6 3/8% Senior Subordinated Notes due February 2013 and $104.0 million 8 7/8% Senior Subordinated Notes due July 2011. See “Liquidity and Capital Resources.”

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

    Contractual Obligations Schedule

    The following table represents our contractual obligations as of December 31, 2008:

	Payments Due by Period
Contractual Obligations	2009	2010	2011	2012	2013	2014 and Beyond	Total
	(In thousands)
8 7/8% Senior Subordinated Notes(1)	$9,122	$9,009	$110,519	$—	$—	$—	$128,650
6 3/8% Senior Subordinated Notes(1)	12,750	12,750	12,750	12,750	206,375	—	257,375
Credit facilities(2)	62,664	66,377	279,359	195	—	—	408,595
Capital lease obligation	214	—	—	—	—	—	214
Other operating contracts/ agreements(3)	48,874	23,483	22,956	23,092	11,097	11,301	140,803
Operating lease obligation	8,404	7,217	5,861	4,306	3,612	10,222	39,622
Total	$142,028	$118,836	$431,445	$40,343	$221,084	$21,523	$975,259

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of December 31, 2008.

(2)
Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of December 31, 2008, and with a projected maturity of January 2011. (See Note 9 of the audited consolidated financial statements included in Item 15 – Long-Term Debt.)

(3)
Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements.

    Reflected in the obligations above, as of December 31, 2008, we had two swap agreements in place for a total notional amount of $50.0 million. The periods remaining on the swap agreements range in duration from 17.5 to 41.5 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance.

Off-Balance Sheet Arrangements

    As of December 31, 2008, we had two standby letters of credit totaling $550,000 in connection with our annual insurance policy renewals.  In addition we had a letter of credit of $295,000 in connection with a contract we inherited as part of the acquisition of CCI. In January 2009, we issued a letter of credit in the amount of $200,000 for a sponsorship event. To date, there has been no activity on any of these letters of credit.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Both the term loan facility and the revolving facility under the Credit Agreement bear interest, at our option, at a rate equal to either LIBOR plus a spread that ranges from 0.625% to 2.25%, or the prime rate plus a spread of up to 1.25%, depending on our leverage ratio. We also pay a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the unused commitment of the revolving facility. We are exposed to interest rate volatility with respect to this variable rate debt. If the borrowing rates under LIBOR were to increase one percentage point above the current rates at December 31, 2008, our interest expense on the revolving credit facility would increase approximately $3.2 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described above.

    Under the terms of our Credit Agreement, we have entered into fixed rate swap agreements to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three month LIBOR. As of December 31, 2008, we had two swap agreements in place for a total notional amount of $50.0 million, and the periods remaining on these swap agreements range in duration from 17.5 to 41.5 months. All of the swap agreements are tied to the three month LIBOR, which may fluctuate significantly on a daily basis. The valuation of each of these swap agreements is affected by the change in the three-month LIBOR and the remaining term of the agreement. Any increase in the three-month LIBOR results in a more favorable valuation, while a decrease in the three-month LIBOR results in a less favorable valuation.

    We estimated the net fair value of these instruments as of December 31, 2008 to be a payable of approximately $3.0 million. The fair value of the interest rate swap agreements is an estimate of the net amount that we would have paid on December 31, 2008 if the agreements were transferred to other parties or cancelled by us. The fair value is estimated by obtaining quotations from the financial institutions which are parties to our swap agreement contracts.

    The determination of the estimated fair value of our fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of our 6 3/8% Senior Subordinated Notes due February 2013 and 8 7/8% Senior Subordinated Notes due July 2011 at December 31, 2008 were approximately $60.0 million and $52.0 million, respectively, and the carrying amounts were $200.0 million and $104.0 million, respectively. The estimated fair value of our 6 3/8% Senior Subordinated Notes and 8 7/8% Senior Subordinated Notes at December 31, 2007 were approximately $166.5 and $282.0 million, respectively, and the carrying amounts were $200.0 million and $300.0 million, respectively.

    The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 6 3/8% Senior Subordinated Notes due 2013 from approximately $60.0 million to $70.0 million at December 31, 2008. The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 8 7/8% Senior Subordinated Notes due 2011 from approximately $52.0 million to $55.3 million at December 31, 2008.

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

(b) Management’s report on internal control over financial reporting

    Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting. The framework used in carrying our evaluation was the Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In evaluating our information technology controls, we also used the framework contained in the Control Objectives for Information and related Technology (COBIT®), which was developed by the Information Systems Audit and Control Association’s (ISACA) IT Governance Institute, as a complement to the COSO internal control framework. Based on our evaluation under these frameworks, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2008.

    The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in its audit report which is included herein.

(c) Attestation report of the independent registered public accounting firm

The Board of Directors and Stockholders of Radio One, Inc.:

    We have audited Radio One, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Radio One, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

    A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

    Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

    In our opinion, Radio One, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Radio One, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 10, 2009

(d) Changes in internal control over financial reporting

    During the year ended December 31, 2008, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

    None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information with respect to directors and executive officers required by this Item 10 is incorporated into this report by reference to the information set forth under the caption “Nominees for Class A Directors,” “Nominees for Other Directors,” “Code of Conduct,” and “Executive Officers” in our proxy statement for the 2009 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

ITEM 11.	EXECUTIVE COMPENSATION

    The information required by this Item 11 is incorporated into this report by reference to the information set forth under the caption “Compensation of Directors and Executive Officers” in our proxy statement.

ITM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

    (a)(1) Financial Statements

    The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

        Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

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

10.7
Waiver to Credit Agreement dated July 12, 2007, by and among Radio One, Inc., the several Lenders thereto, and Wachovia Bank National Association, as Administrative Agent (incorporated by reference to  Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.8	Employment Agreement between Radio One, Inc. and Barry A. Mayo dated August 6, 2007 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.9
Second Amendment to Credit Agreement and Waiver dated as of September 14, 2007, by and among Radio One, Inc., the several Lenders thereto, and Wachovia Bank National Association, as Administrative Agent (incorporated by reference to Radio One’s Current Report on Form 8-K filed September 18, 2007 (File No. 000-25969)).

10.10
Waiver and Consent to Credit Agreement dated May 14, 2007, by and among Radio One, Inc., the several Lenders thereto, and Wachovia Bank National Association, as Administrative Agent (incorporated by reference to Radio One’s Current Report on Form 8-K filed May 18, 2007 (File No. 000-25969)).

10.11
Consent to Credit Agreement dated March 30, 2007, by and among Radio One, Inc., the several Lenders thereto, and Wachovia Bank National Association, as Administrative Agent (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 5, 2007 (File No. 000-25969)).

10.12	Employment Agreement between Radio One, Inc. and Peter D. Thompson dated March 31, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 2, 2008 (File No. 000-25969)).
10.13
Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008 (File No. 000-25969)).

10.14
Employment Agreement between Radio One, Inc. and Catherine L. Hughes dated April  16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008 (File No. 000-25969)).

10.15
First Amendment dated April 16, 2008 to the Amended and Restated Employment Agreement between Radio One, Inc. and Linda J. Vilardo dated as of October 31, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008 (File No. 000-25969)).

10.16
Employment Agreement Amendment and Modification dated as of October 7, 2008 between Radio One, Inc. and Peter D. Thompson (incorporated by reference to Radio One’s Current Report on Form 8-K filed December 12, 2008 (File No. 000-25969)).

10.17
Employment Agreement Amendment and Modification dated as of October 7, 2008 between Radio One, Inc. and Barry A. Mayo (incorporated by reference to Radio One’s Current Report on Form 8-K filed December 12, 2008 (File No. 000-25969)).

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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2009.

Radio One, Inc.

By: /s/  Peter D. Thompson
Name: Peter D. Thompson
                Title: Chief Financial Officer and Principal Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 16, 2009.

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
Name: Ronald E. Blaylock
Title: Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Radio One, Inc.:

    We have audited the accompanying consolidated balance sheets of Radio One, Inc. and subsidiaries (“the Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index on Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radio One, Inc. and subsidiaries at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

    As discussed in Note 1 to the consolidated financial statements, in 2007 the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes- an Interpretation of FASB Statement No. 109.

    We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Radio One, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

Baltimore, Maryland
March 10, 2009

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2008	2007
		(As Adjusted -See Note 1)

	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,289	$24,247
Trade accounts receivable, net of allowance for doubtful accounts of $3,789 and $2,021, respectively	49,937	50,425
Prepaid expenses and other current assets	5,560	6,118
Deferred tax assets	108	158
Current assets from discontinued operations	303	3,249
Total current assets	78,197	84,197
PROPERTY AND EQUIPMENT, net	48,602	44,740
GOODWILL	137,095	146,156
RADIO BROADCASTING LICENSES	763,657	1,118,747
OTHER INTANGIBLE ASSETS, net	44,217	45,418
INVESTMENT IN AFFILIATED COMPANY	47,852	48,399
OTHER ASSETS	5,797	8,573
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	60	152,124
Total assets	$1,125,477	$1,648,354

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,691	$4,958
Accrued interest	10,082	19,004
Accrued compensation and related benefits	10,534	16,319
Income taxes payable	30	4,463
Other current liabilities	12,477	12,124
Current portion of long-term debt	43,807	26,004
Current liabilities from discontinued operations	582	2,704
Total current liabilities	81,203	85,576
LONG-TERM DEBT, net of current portion	631,555	789,500
OTHER LONG-TERM LIABILITIES	11,008	5,227
DEFERRED TAX LIABILITIES	86,236	134,961
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	-	483
Total liabilities	810,002	1,015,747
MINORITY INTEREST IN SUBSIDIARIES	1,981	3,889
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value; 1,000,000 shares authorized; no shares outstanding at December 31, 2008 and 2007, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 3,016,730 and 4,321,378 shares issued and outstanding at December 31, 2008 and 2007, respectively	3	4
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding at December 31, 2008 and 2007, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding at December 31, 2008 and 2007, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 69,971,551 and 88,638,576 shares issued and outstanding as of December 31, 2008 and 2007, respectively	70	89
Accumulated other comprehensive (loss) income	(2,981)	644
Stock subscriptions receivable	—	(1,717)
Additional paid-in capital	1,033,921	1,044,273
Accumulated deficit	(717,525)	(414,581)
Total stockholders’ equity	313,494	628,718
Total liabilities and stockholders’ equity	$1,125,477	$1,648,354

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2008	2007	2006
		(As Adjusted - See Note 1)
	(In thousands, except share data)

NET REVENUE	$316,416	$319,552	$321,625
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $187, $479 and $602, respectively	82,121	74,053	68,818
Selling, general and administrative, including stock-based compensation of $513, $1,444 and $2,088, respectively	105,037	102,966	98,016
Corporate selling, general and administrative, including stock-based compensation of $1,077, $1,068 and $1,943 respectively	36,357	28,396	28,239
Depreciation and amortization	19,124	14,768	13,890
Impairment of long-lived assets	423,220	211,051	—
Total operating expenses	665,859	431,234	208,963
Operating (loss) income	(349,443)	(111,682)	112,662
INTEREST INCOME	491	1,242	1,393
INTEREST EXPENSE	59,689	72,770	72,932
GAIN ON RETIREMENT OF DEBT	74,017	—	—
EQUITY IN LOSS OF AFFILIATED COMPANY	3,652	15,836	2,341
OTHER EXPENSE, net	361	347	283
(Loss) income before (benefit from) provision for income taxes, minority interest in income of subsidiaries and loss from discontinued operations, net of tax	(338,637)	(199,393)	38,499
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(45,200)	54,083	18,260
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	3,997	3,910	3,004
Net (loss) income from continuing operations	(297,434)	(257,386)	17,235
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(5,510)	(134,114)	(23,965)
NET LOSS	$(302,944)	$(391,500)	$(6,730)
BASIC AND DILUTED NET LOSS AVAILABLE TO COMMON STOCKHOLDERS:
Continuing operations	$(3.16)	$(2.61)	$0.17
Discontinued operations, net of tax	(0.06)	(1.36)	(0.24)
Net loss available to common stockholders	$(3.22)	$(3.97)	$(0.07)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	94,118,699	98,710,633	98,709,311
Diluted	94,118,699	98,710,633	98,709,311

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
For The Years Ended December 31, 2006, 2007 and 2008

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Comprehensive Income (Loss)	Accumulated Other Comprehensive Income (Loss)	Stock Subscriptions Receivable	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders’ Equity
										(As Adjusted - See Note 1)
	(In thousands, except share data)
BALANCE, as of December 31, 2005	$—	$12	$3	$3	$81		$958	$(1,566)	$1,035,655	$(15,456)	$1,019,690
Comprehensive income:
Net loss	—	—	—	—	—	$(6,730)	—	—	—	(6,730)	(6,730)
Change in unrealized net gain on derivative and hedging activities, net of taxes	—	—	—	—	—	9	9	—	—	—	9
Comprehensive loss						$(6,721)
Adjustment of basis for investment in affiliated company	—	—	—	—	—		—	—	(152)	—	(152)
Vesting of non-employee restricted stock	—	—	—	—	—		—	—	(55)	—	(55)
Stock-based compensation expense	—	—	—	—	—		—	—	5,529	—	5,529
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(76)	—	—	(76)
Conversion of 6,899 shares of Class A common stock to 6,899 shares of Class D common stock	—	(6)	—	—	6		—	—	—	—	—
Employee exercise of options for 8,460 shares of common stock	—	—	—	—	—		—	—	52	—	52
BALANCE, as of December 31, 2006	—	6	3	3	87		967	(1,642)	1,041,029	(22,186)	1,018,267
Comprehensive income:
Net loss	—	—	—	—	—	$(391,500)	—	—	—	(391,500)	(391,500)
Change in unrealized net gain on derivative and hedging activities, net of taxes	—	—	—	—	—	(323)	(323)	—	—	—	(323)
Comprehensive loss						$(391,823)
Vesting of non-employee restricted stock	—	—	—	—	—		—	—	(63)	—	(63)
Stock-based compensation expense	—	—	—	—	—		—	—	3,307	—	3,307
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(75)	—	—	(75)
Cumulative impact of change in accounting for uncertainties in income taxes	—		—	—			—	—	—	(895)	(895)
Conversion of 1,998,281 shares of Class A common stock to 1,998,281 shares of Class D common stock	—	(2)	—	—	2		—	—	—	—	—
Conversion of 5,620 shares of Class B common stock to 5,620 shares of Class D common stock	—	—	—	—	—		—	—	—	—	—
Conversion of 11,410 shares of Class C common stock to 11,410 shares of Class D common stock common stock	—	—	—	—	—		—	—	—	—	—
BALANCE, as of December 31, 2007	—	4	3	3	89		644	(1,717)	1,044,273	(414,581)	628,718
Comprehensive income:
Net loss	—	—	—	—	—	$(302,944)	—	—	—	(302,944)	(302,944)
Change in unrealized net gain on derivative and hedging activities, net of taxes	—	—	—	—	—	(3,625)	(3,625)	—	—	—	(3,625)
Comprehensive loss						$(306,569)
Repurchase of 421,661 shares of Class A common stock and 20,029,538 shares of Class D common stock	—	—	—	—	(20)		—	—	(12,084)	—	(12,104)
Conversion of 882,987 shares of Class A common stock to 882,987 shares of Class D common stock common stock		(1)			1		—	—	—	—	—
Vesting of non-employee restricted stock	—	—	—	—	—		—	—	89	—	89
Interest income on stock subscriptions receivable	—	—	—	—	—		—	(20)	—	—	(20)
Repayment of officer’s loan	—	—	—	—	—		—	1,737	—	—	1,737
Stock-based compensation expense	—	—	—	—	—		—	—	1,643	—	1,643
BALANCE, as of December 31, 2008	$—	$3	$3	$3	$70		$(2,981)	$—	$1,033,921	$(717,525)	$313,494

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2008	2007	2006
		(As Adjusted -See Note 1)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(302,944)	$(391,500)	$(6,730)
Adjust for net (loss) income from discontinued operations	5,510	134,114	23,965
Net (loss) income from continuing operations	(297,434)	(257,386)	17,235
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization	19,124	14,768	13,890
Amortization of debt financing costs	2,591	2,241	2,097
Amortization of production content	—	—	2,277
Deferred income taxes	(49,687)	(28,013)	2,066
Loss on write-down of investment	—	—	270
Impairment of long-lived assets	423,220	211,051	—
Equity in loss of affiliated company	3,652	15,836	2,341
Minority interest in income of subsidiaries	3,997	3,910	3,004
Stock-based and other non-cash compensation	1,732	3,037	5,981
Gain on retirement of debt	(74,017)	—	—
Amortization of contract inducement and termination fee	(1,895)	(1,809)	(2,065)
Change in interest due on stock subscriptions receivable	(20)	(75)	(76)
Effect of change in operating assets and liabilities, net of assets acquired and disposed of:
Trade accounts receivable	488	3,769	(5,410)
Prepaid expenses and other current assets	27	(1,185)	2,396
Income tax receivable	—	1,296	2,639
Other assets	(581)	(361)	1,000
Accounts payable	(1,058)	(4,799)	2,670
Accrued interest	(8,921)	(270)	(35)
Accrued compensation and related benefits	(5,994)	(1,092)	(2,140)
Income taxes payable	(4,433)	1,997	(1,340)
Other liabilities	5,705	2,509	1,904
Net cash flows from operating activities from discontinued operations	(2,664)	78,590	28,756
Net cash flows from operating activities	13,832	44,014	77,460
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(12,597)	(10,203)	(13,601)
Equity investments	—	(12,590)	(17,086)
Cash paid for acquisitions	(70,455)	—	(43,188)
Deposits for station equipment and purchases of other assets	(215)	(5,904)	(1,129)
Proceeds from sale of assets	150,224	108,100	30,000
Purchase of intangible assets	(926)	—	—
Net cash flows used in investing activities from discontinued operations	—	(935)	(1,223)
Net cash flows from (used in) investing activities	66,031	78,468	(46,227)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	227,000	—	33,000
Repayment of long-term debt	(120,787)	(124,697)	(48,020)
Proceeds from exercise of stock options	—	—	52
Payment of dividend to minority interest shareholders	(6,364)	(2,940)	(2,940)
Repayment of credit facility	(170,299)	—	—
Repayment of other debt	(1,004)	—	—
Repayment of stock subscriptions receivable	1,737	—	—
Payment of bank financing costs	—	(3,004)	—
Repurchase of common stock	(12,104)	—	—
Net cash flows used in financing activities	(81,821)	(130,641)	(17,908)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,958)	(8,159)	13,325
CASH AND CASH EQUIVALENTS, beginning of year	24,247	32,406	19,081
CASH AND CASH EQUIVALENTS, end of year	$22,289	$24,247	$32,406
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$68,611	$70,798	$70,876
Income taxes	$8,214	$6,093	$6,407

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008, 2007 and 2006

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  (a)  Organization

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is one of the nation’s largest radio broadcasting companies and the largest broadcasting company that primarily targets African-American and urban listeners. While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, we have recently diversified our revenue streams and have made acquisitions and investments in other complementary media properties.  In April 2008, we completed our acquisition of Community Connect Inc. (“CCI”), an online social networking company that hosts the website BlackPlanet, the largest social networking site primarily targeted at African-Americans. This acquisition is consistent with our operating strategy of becoming a multi-media entertainment and information content provider to African-American consumers. Our other media acquisitions and investments include our approximate 36% ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 51% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; and our acquisition of certain net assets (“Giant Magazine”) of Giant Magazine, LLC, an urban-themed lifestyle and entertainment magazine. Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American audience.

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

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s two reportable segments: (i) Radio Broadcasting and (ii) Internet/Publishing. (See Note 17 – Segment Information.)

  (b)  Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and require management to make certain estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements.  The Company bases these estimates on historical experience, current economic environment or various other assumptions that are believed to be reasonable under the circumstances.  However, uncertainties associated with the continuing economic downturn and disruption in financial markets increases the possibility that actual results may differ from these estimates.

Certain reclassifications associated with accounting for discontinued operations have been made to prior year and prior quarter balances to conform to the current year presentation. These reclassifications had no effect on any other previously reported net income or loss or any other statement of operations, balance sheet or cash flow amounts. Where applicable, these financial statements have been identified as “As Adjusted.”  (See Note 3 — Disposition of Assets and Discontinued Operations.)

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

The Company accounts for its investment in TV One under the equity method of accounting in accordance with Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” and other related interpretations. The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. The Company will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. The Company has determined that, although TV One is a variable interest entity (as defined by Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), “Consolidation of Variable Interest Entities,” the Company is not the primary beneficiary of TV One. (See Note 6 — Investment in Affiliated Company for further discussion.)

  During the second quarter of 2008, Radio One was advised that prior period financial statements of TV One, an affiliate accounted for under the equity method, had been restated to correct certain errors that affected the reported amount of members’ equity and liabilities.  These restatement adjustments had a corresponding effect on the Company’s share of the earnings of TV One reported in prior periods.  Under the guidance of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company has determined the errors are immaterial to our consolidated financial statements for all prior periods.  However, because the effects of correcting the cumulative prior period errors would have been material to our December 31, 2008 consolidated financial statements, we have adjusted certain previously reported amounts in the accompanying 2007 consolidated financial statements.

The impact on the financial statements is as follows (in thousands):

Selected Balance Sheet Data

	As of December 31, 2007
	As Previously Reported*	Adjustments	As Adjusted

Investment in Affiliated Company	$52,782	$(4,383)	$48,399
Total Assets	$1,652,737	$(4,383)	$1,648,354
Accumulated Deficit	$(410,198)	$(4,383)	$(414,581)
Total Stockholders’ Equity	$633,101	$(4,383)	$628,718

Selected Statement of Operations Data

	For The Year Ended December 31, 2007
	As Previously Reported*	Adjustments	As Adjusted

Equity in Loss of Affiliated Company	$11,453	$4,383	$15,836
Loss before benefit from income taxes, minority interest in income of subsidiaries and discontinued operations	$(195,010)	$(4,383)	$(199,393)
Net loss from continuing operations	$(253,003)	$(4,383)	$(257,386)
Net loss	$(387,117)	$(4,383)	$(391,500)

Basic and Diluted Net Loss from Continuing Operations per Common Share	$(2.56)	$(0.05)	$(2.61)
Basic and Diluted Net Loss from Discontinued Operations per Common Share	(1.36)	0.00	(1.36)
Basic and Diluted Net Loss per Common Share	$(3.92)	$(0.05)	$(3.97)

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

  (e)  Trade Accounts Receivable

Trade accounts receivable is recorded at the invoiced amount. The allowance for doubtful accounts is the Company’s estimate of the amount of probable losses in the Company’s existing accounts receivable. The Company determines the allowance based on the aging of the receivables, the impact of economic conditions on the advertisers’ ability to pay and other factors. Inactive delinquent accounts that are past due beyond a certain amount of days are written off and often pursued by other collection efforts. Bankruptcy accounts are immediately written off upon receipt of the bankruptcy notice from the courts. In bankruptcy instances, we file a proof of claim with the courts in order to receive any later distribution of funds that may be forthcoming.

  (f)  Goodwill and Radio Broadcasting Licenses

In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and radio broadcasting licenses are not amortized, but are tested annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on October 1st of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. With the assistance of a third party valuation firm, we test for license impairment at the unit of accounting level using the income approach, which involves, but is not limited to judgmental assumptions about projected revenue growth, future operating margins discount rates and terminal values. In testing for goodwill impairment, we follow a two-step approach, also using the income approach that first estimates the fair value of the reporting unit, and then determines the implied goodwill after allocating the reporting unit’s fair value of assets and liabilities. Any excess of carrying value over its respective implied goodwill is written off in order to reduce the reporting unit’s carrying value to fair value. We then perform a reasonableness test by comparing the average implied multiple arrived at based on our cash flow projections and estimated fair values to multiples for actual recently completed sale transactions. For the year ended December 31, 2008, the Company recorded an impairment charge of approximately $421.7 million against its radio broadcasting licenses and goodwill in 11 of our 16 markets. (See Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.)

  (g)  Impairment of Long-Lived Assets, Excluding Goodwill and Radio Broadcasting Licenses

The Company accounts for the impairment of long-lived intangible assets, excluding goodwill and radio broadcasting licenses, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Long-lived intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. For the year ended December 31, 2008, the Company recorded an impairment charge of approximately $1.5 million for intellectual property in its Cincinnati market. The Company determined that its long-lived assets, excluding goodwill and radio broadcast licenses were not impaired during 2007 and 2006 and, accordingly, no impairment charge was recognized related to these assets.

  (h)  Financial Instruments

Financial instruments as of December 31, 2008 and 2007 consisted of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, accrued expenses, long-term debt and subscriptions receivable. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2008 and 2007, except for the Company’s outstanding senior subordinated notes. The 8 7/8% Senior Subordinated Notes due July 2011 had a fair value of approximately $52.0 million and $282.0 million as of December 31, 2008 and 2007, respectively. The 6 3/8% Senior Subordinated Notes due February 2013 had a fair value of approximately $60.0 million and $166.5 million as of December 31, 2008 and 2007, respectively. The fair value was determined based on the fair market value of similar instruments.

  (i)  Derivative Financial Instruments

The Company recognizes all derivative financial instruments in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  Derivative instruments are recorded on the balance sheet at fair value. The accounting for changes in derivative fair value depends on the classification of the derivative as a hedging instrument. Derivative value changes are recorded in income for any contracts not classified as qualifying cash flow hedges. For derivatives classified as qualifying cash flow hedges, the effective portion of the derivative value change must be recorded through other comprehensive income, a component of stockholders’ equity, net of tax. (See Note 8 — Derivative Instruments and Hedging Activities for further discussion.)

  (j)  Revenue Recognition

The Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with issued SAB No. 104, Topic 13, “Revenue Recognition, Revised and Updated.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $34.6 million, $37.0 million and $38.8 million during the years ended December 31, 2008, 2007 and 2006, respectively.

CCI, which the Company acquired in April 2008, currently generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services, including advertising aimed at diversity recruiting. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable. CCI has a diversity recruiting agreement with Monster, Inc. (“Monster”).  Under the agreement, Monster posts job listings and advertising on CCI’s websites and CCI earns revenue for displaying the images on its websites.  This agreement expires in December 2009.

Publishing revenue generated by Giant Magazine, mainly advertising, subscription and newsstand sales, is recognized when the issue is available for sale.

  (k)  Barter Transactions

The Company provides broadcast advertising time in exchange for programming content and certain services. In accordance with guidance provided by the Emerging Issues Task Force (“EITF”) No. 99-17, “Accounting for Advertising Barter Transactions,” the terms of these exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the years ended December 31, 2008, 2007 and 2006, barter transaction revenues were reflected in net revenue of approximately $2.6 million, $2.3 million and $1.5 million, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of approximately $2.5 million, $2.1 million and $1.4 million, and $166,000, $166,000 and $138,000, for the years ended December 31, 2008, 2007 and 2006, respectively.

  (l)  Network Affiliation Agreements

The Company has network affiliation agreements classified as Other Intangible Assets. These agreements are amortized over their useful lives. Losses on contract terminations are determined based on the specifics of each contract in accordance with SFAS No. 63, “Financial Reporting by Broadcasters.” (See also Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.)

(m)	Advertising

The Company expenses advertising costs as incurred. Total advertising expenses, including discontinued operations were approximately $6.4 million, $14.1 million and $13.9 million for the years ended December 31, 2008, 2007 and 2006, respectively.  Excluding discontinued operations, for the years ended December 31, 2008, 2007 and 2006, total advertising expenses were approximately $6.3 million, $9.6 million and $11.1 million, respectively.

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

Prior to the adoption of SFAS No. 123(R), tax deduction benefits relating to stock-based compensation were presented in the Company’s consolidated statements of cash flows as operating cash flows, along with other tax cash flows, in accordance with the provisions of EITF No. 00-15, “Classification in the Statement of Cash Flows of the Income Tax Benefit Received by a Company upon Exercise of a Nonqualified Employee Stock Option.” SFAS No. 123(R) supersedes EITF No. 00-15, amends SFAS No. 95, “Statement of Cash Flows,” and requires tax benefits relating to excess stock-based compensation deductions to be prospectively presented in the Company’s consolidated statements of cash flows as financing cash flows instead of operating cash flows. The Company is currently in a cumulative loss tax position; hence tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were not recognized in financing cash flows during the years ended December 31, 2008, 2007 and 2006.

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

  (p)  Comprehensive Loss

The Company’s comprehensive loss consists of net loss and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s comprehensive loss consists of gains and losses on derivative instruments that qualify for cash flow hedge treatment.

The following table sets forth the components of comprehensive loss:

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)

Net loss	$(302,944)	$(391,500)	$(6,730)
Other comprehensive (loss) income (net of tax of $0, $242 and $186, respectively):
Derivative and hedging activities	(3,625)	(323)	9
Comprehensive loss	$(306,569)	$(391,823)	$(6,721)

  (q)  Segment Reporting and Major Customers

In accordance with SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information,” and given its recent diversification strategy, the Company has determined it has two reportable segments:  (i) Radio Broadcasting and (ii) Internet/Publishing. These two segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The Radio Broadcasting segment consists of all broadcast and Reach Media results of operations. The Internet/Publishing segment includes the results of our online business, including the operations of CCI since its date of acquisition, and Giant Magazine. Corporate/Eliminations/Other represents financial activity associated with our corporate staff and offices, inter-company activity between the two segments and activity associated with a small film venture. Inter-company revenue earned and expenses charged between segments are recorded at fair value and eliminated in consolidation.

Also in accordance with the disclosure requirements of Statement of Position (“SOP”) No. 94-6, “Disclosure of Certain Significant Risks and Uncertainties,” regarding revenue from major customers, a significant portion of our revenue is derived from a single customer within the radio broadcasting segment. During the years ended December 31, 2008, 2007 and 2006, we derived 10.5%, 10.9% and 10.8%, respectively, of our total consolidated net revenues from that customer. The contract with this customer expires December 31, 2009. The Company has no other single customer from which it derives 10.0% or more of its total consolidated net revenue.

  (r)  Net Loss Per Share

Net loss per share is based on the weighted-average number of common shares and diluted common equivalent shares for stock options outstanding during the period the calculation is made, divided into the net loss applicable to common stockholders. Diluted common equivalent shares consist of shares issuable upon the exercise of stock options using the treasury stock method.

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

Businesses to be divested are classified in the consolidated financial statements as discontinued operations. For businesses classified as discontinued operations, the balance sheet amounts and statement of operations results are reclassified from their historical presentation to assets and liabilities of discontinued operations on the consolidated balance sheet and to discontinued operations in the consolidated statement of operations for all periods presented. The gains or losses associated with these divested businesses are recorded in income or loss from discontinued operations on the consolidated statement of operations. The consolidated statement of cash flows is also reclassified for discontinued operations for all periods presented. Other than the collection of outstanding accounts receivable, management does not expect any continuing involvement with these businesses following the sale, and these businesses are expected to be disposed of within one year.

  (t) Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 is applied whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. We adopted SFAS No. 157 effective January 1, 2008. The FASB deferred the effective date of SFAS No. 157 as it relates to fair value measurement requirements for nonfinancial assets and liabilities that are not remeasured at fair value on a recurring basis until the beginning of our 2009 fiscal year.

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of December 31, 2008, the fair values of our financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)

Liabilities subject to fair value measurement:
Interest rate swaps (a)	$2,983	$—	$2,983	$—
Employment agreement award (b)	4,326	—	—	4,326

Total	$7,309	$—	$2,983	$4,326

(a) Based on London Interbank Offered Rate (“LIBOR”).

(b)       Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) will be eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviewed the factors underlying this award during the quarter ended December 31, 2008 and concluded its originally recorded value of approximately $4.6 million should be reduced to $4.3 million. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company or is terminated for cause. The Company engaged an independent third party to perform a valuation of the award. (See Note 8 – Derivative Instruments and Hedging Activities.)

 (u) Software Development Costs

The Company has adopted SOP 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.”  Accordingly, direct internal and external costs associated with the development of the features and functionality of the Company’s software, incurred during the application development stage, are capitalized and amortized using the straight-line method of the estimated life of three years.

 (v)  Impact of Recently Issued Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”   SFAS No. 161 requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format.  It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related.  Finally, it requires cross referencing within footnotes to enable financial statement users to locate important information about derivative instruments.  This statement is effective for interim periods beginning after November 15, 2008, although early application is encouraged.  The effective date for the Company was January 1, 2009. The Company has not completed its assessment of the impact this new pronouncement will have on the consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.”  SFAS No. 141R replaces SFAS No. 141, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at fair value.  SFAS No. 141R also requires transactions costs related to the business combination to be expensed as incurred.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The effective date for the Company was January 1, 2009.  We do not expect the adoption of SFAS No. 141R to have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”   This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years beginning after December 15, 2008.  The effective date for this Company was January 1, 2009.  We have not determined the impact this new pronouncement would have on the consolidated financial statements.

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

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. The Company adopted SFAS No. 157 effective January 1, 2008.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued to provide interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 were effective for the Company for its December 2006 year-end. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

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

 (w) Liquidity

The Company continually projects its anticipated cash needs, which include its operating needs, capital requirements, the TV One funding commitment and principal and interest payments on its indebtedness. Management’s most recent operating income and cash flow projections considered the current economic crisis, which has reduced advertising demand in general, as well as the limited credit environment. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through the end of fiscal year 2009 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $25.9 million at December 31, 2008. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2009. However, a continued worsening economy, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, and further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through an amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.

2.  ACQUISITIONS:

In June 2008, the Company purchased the assets of WPRS-FM, a radio station located in the Washington, DC metropolitan area for $38.0 million.  Since April 2007 and until closing, the station had been operated under a local marketing agreement (“LMA”), and the results of its operations had been included in the Company’s consolidated financial statements since the inception of the LMA.  The station was consolidated with the Company’s existing Washington, DC operations in April 2007. The Company’s final purchase price allocation consisted of approximately $33.9 million to radio broadcasting license, approximately $1.3 million to definitive-lived intangibles (acquired favorable income leases), $965,000 to goodwill and approximately $1.8 million to fixed assets on the Company’s consolidated balance sheet as of December 31, 2008.

In April 2008, the Company acquired CCI for $38.0 million. CCI is an online social networking company operating branded websites including BlackPlanet, MiGente, and AsianAvenue. The Company’s purchase price allocation consists of approximately $10.2 million to current assets, $4.6 million to fixed assets, $20.4 million to goodwill, $9.9 million to definitive-lived intangibles (brand names, advertiser relationships and lists, favorable subleases, trademarks, trade names, etc.), and $5.0 million to current liabilities on the Company’s consolidated balance sheet as of December 31, 2008.

In July 2007, the Company purchased the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area for approximately $2.6 million financed by the seller. Since August 2001 and up until closing, the station had been operated under a LMA, and the results of its operations had been included in the Company’s consolidated financial statements since the LMA. The station was consolidated with the Company’s existing Cincinnati operations in 2001. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” for the years ended 2008 and 2007, we impaired radio broadcasting licenses and goodwill, and intellectual property in the Cincinnati market by approximately $27.9 million and $3.8 million, respectively. (See Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets and Note 12 — Related Party Transactions).

In December 2006, the Company acquired Giant Magazine, a publishing company located in the New York City metropolitan area, for $367,000 in cash, inclusive of closing costs. The purchase price allocation consisted of approximately $1.8 million to current assets, $189,000 to property and equipment, $211,000 to definitive-lived intangibles (trade names), approximately $1.8 million to current liabilities and $14,000 to long-term debt (capital lease).

In September 2006, the Company acquired the assets of WIFE-FM, a radio station located in the Cincinnati metropolitan area, for approximately $18.0 million in cash. In connection with the transaction, the Company also acquired the intellectual property of radio station WMOJ-FM, also in the Cincinnati market, for approximately $5.0 million in cash and changed WIFE-FM’s call sign to WMOJ-FM. The station has been consolidated with the Company’s existing Cincinnati operations. The purchase price allocation consisted of $198,000 to transmitters and towers, approximately $5.0 million to definite-lived intangibles (intellectual property) and $18.1 million to radio broadcasting licenses. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” for the years ended 2008 and 2007, we impaired radio broadcasting licenses and goodwill, and intellectual property in the Cincinnati market by approximately $27.9 million and $3.8 million, respectively. (See Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.)

In May 2006, the Company acquired the assets of WHHL-FM a radio station located in the St. Louis metropolitan area, for approximately $20.0 million in cash. The Company began operating the station under a LMA in October 2005, and the operating results since inception of the LMA have been included in the Company’s consolidated financial statements. The station has been consolidated with the existing St. Louis operations. The purchase price allocation consisted of $364,000 to definite-lived intangibles (a favorable transmitter lease), $180,000 to goodwill, $228,000 to transmitters and towers and approximately $19.3 million to radio broadcasting licenses. In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets,” for the year ended 2008, we impaired radio broadcasting licenses and goodwill in the St. Louis market by approximately $7.3 million. (See Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.)

In February 2005, the Company acquired 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D common stock valued at approximately $25.4 million. Reach Media commenced operations in 2003 and was formed by Tom Joyner, Chairman, and David Kantor, Chief Executive Officer, to operate the Tom Joyner Morning Show and related businesses. Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndication agreements. Mr. Joyner is a leading nationally syndicated radio personality. The Tom Joyner Morning Show is currently broadcast on 108 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach Media also operates the Tom Joyner Family Reunion and various other special event-related activities. Additionally, Reach Media operates www.BlackAmericaWeb.com, an African-American targeted internet destination, and provides programming content which is aired on TV One. The purchase price allocation consisted of approximately $36.5 million to definite-lived intangibles ($19.5 million to a talent agreement, $9.2 million to intellectual property and $7.8 million to affiliate agreements), $13.7 million to deferred tax liability, $32.5 million to goodwill, and $1.3 million to other net assets.

3.  DISPOSITION OF ASSETS AND DISCONTINUED OPERATIONS:

Between December 2006 and May 2008, the Company sold the assets of 20 radio stations in seven markets for approximately $287.9 million in cash. The assets and liabilities of these stations have been classified as discontinued operations as of December 31, 2008 and December 31, 2007, and the stations’ results of operations for the years ended December 31, 2008, 2007 and 2006 have been classified as discontinued operations in the accompanying consolidated financial statements. For the period beginning December 1, 2006 and ending December 31, 2008, the Company used approximately $262.0 million of the proceeds from these asset sales to pay down debt.

Los Angeles Station:  In May 2008, the Company sold the assets of its radio station KRBV-FM, located in the Los Angeles metropolitan area, to Bonneville International Corporation (“Bonneville”) for approximately $137.5 million in cash. Bonneville began operating the station under an LMA on April 8, 2008.

Miami Station:  In April 2008, the Company sold the assets of its radio station WMCU-AM, located in the Miami metropolitan area, to Salem Communications Holding Corporation (“Salem”) for approximately $12.3 million in cash. Salem began operating the station under an LMA effective October 18, 2007.

Augusta Stations:  In December 2007, the Company sold the assets of its five radio stations in the Augusta metropolitan area to Perry Broadcasting Company for approximately $3.1 million in cash.

Louisville Station:  In November 2007, the Company sold the assets of its radio station WLRX-FM in the Louisville metropolitan area to WAY FM Media Group, Inc. for approximately $1.0 million in cash.

Dayton and Louisville Stations:  In September 2007, the Company sold the assets of its five radio stations in the Dayton metropolitan area and five of its six radio stations in the Louisville metropolitan area to Main Line Broadcasting, LLC for approximately $76.0 million in cash.

Minneapolis Station:  In August 2007, the Company sold the assets of its radio station KTTB-FM in the Minneapolis metropolitan area to Northern Lights Broadcasting, LLC for approximately $28.0 million in cash.

Boston Station:  In December 2006, the Company sold the assets of its radio station WILD-FM in the Boston metropolitan area to Entercom Boston, LLC (“Entercom”) for approximately $30.0 million in cash. Entercom began operating the station under an LMA effective August 18, 2006.

The following table summarizes the operating results for all of the stations sold or to be sold and classified as discontinued operations for all periods presented:

	For the Years Ended December 31,
	2008	2007	2006
		(As Adjusted – See Note 1)
	(In thousands)

Net revenue	$2,403	$29,819	$47,201
Station operating expenses	4,310	30,772	35,119
Depreciation and amortization	81	1,510	2,387
Impairment of intangible assets	5,077	208,948	63,285
Other income	142	117	4
Gain on sale of assets	1,514	2,183	18,628
Loss before income taxes	(5,409)	(209,111)	(34,958)
Provision for (benefit from) income taxes	101	(74,997)	(10,993)
Loss from discontinued operations, net of tax	$(5,510)	$(134,114)	$(23,965)

  The assets and liabilities of the stations sold or to be sold and classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	As of December 31,
	2008	2007
		(As Adjusted – See Note 1)
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$303	$2,725
Prepaid expenses and other current assets	—	524
Total current assets	303	3,249
Property and equipment, net	60	3,349
Intangible assets, net	—	148,388
Other assets	—	386
Total assets	$363	$155,372
Current liabilities:
Other current liabilities	$582	$2,704
Total current liabilities	582	2,704
Other long-term liabilities	—	483
Total liabilities	$582	$3,187

4.  PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the related estimated useful lives. Property and equipment consists of the following:

	As of December 31,		Estimated
	2008	2007	Useful Lives
		(As Adjusted – See Note 1)
	(In thousands)

Land and improvements	$3,753	$3,278	—
Buildings and improvements	1,525	1,314	31 years
Transmitters and towers	33,619	31,049	7-15 years
Equipment	44,334	39,146	3-7 years
Furniture and Fixtures	7,386	6,895	7 years
Software and Web Development	9,333	5,412	2- 3 years
Leasehold improvements	18,174	16,147	Lease Term
Construction-in-progress	2,258	2,614	—
	120,382	105,855
Less: Accumulated depreciation and amortization	(71,780)	(61,115)
Property and equipment, net	$48,602	$44,740
For continuing operations, depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was approximately $11.8 million, $9.8 million and $9.3 million, respectively. For both continuing and discontinued operations, total depreciation and amortization expense for the years ended December 31, 2008, 2007 and 2006 was approximately $11.9 million, $11.3 million and $11.2 million, respectively.

Repairs and maintenance costs are expensed as incurred.

5.  GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

In the past, we have made acquisitions whereby a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Effective January 1, 2002, in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” we do not amortize our radio broadcasting licenses and goodwill. Instead, we perform a test for impairment annually, or when events or changes in circumstances or other conditions suggest an impairment may have occurred. Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We perform our annual impairment test as of October 1st of each year. Given the economic downturn and limited credit environment, which has weakened advertising demand, and has led to declining radio revenues, deteriorating cash flows, debt downgrades and  fewer sales transactions with lower multiples, we performed an interim impairment test as of August 31, 2008, in addition to the annual impairment test performed as of October 1st. As a result of our assessment of the realizability of all our intangible assets throughout 2008, we recorded an impairment charge for 11 of our 16 markets of approximately $423.2 million, with $337.9 million and $85.3 million recorded during the third and fourth quarters of 2008, respectively. Impairment charges of approximately $211.1 million were recorded in seven of our markets for the year ended December 31, 2007.

When evaluating our radio broadcasting licenses for impairment, the testing is done at the unit of accounting level as determined by EITF 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” using the income approach method. The income approach method involves a 10-year model that incorporates several variables, including, but not limited, to discounted cash flows of a typical market participant, market revenue and long-term growth projections, estimated market share for the typical participant and estimated profit margins based on market size and station type. The model also assumes outlays for capital expenditures, future terminal values, an effective tax rate assumption and a discount rate based on the weighted-average cost of capital of the radio broadcast industry.

The impairment testing of goodwill is performed at the reporting unit level. We had 21 reporting units as of our interim and annual goodwill impairment assessment dates. In testing for the impairment of goodwill, we also use the income approach method. The approach involves a 10-year model with similar variables as described above, except that the discounted cash flows are generally based on the Company’s actual and projected market share and performance for its markets. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off to reduce the reporting unit’s carrying value to its estimated fair value.

Below are key assumptions used in the income approach model for estimating asset fair values for the impairment testing performed August 31, 2008 and October 1, 2008.

Radio Broadcasting Licenses	August 31, 2008	October 1, 2008
Discount Rate	10.0%	10.5%
Market Growth Rate Range	1.5% - 2.5%	1.5% - 2.5%
Market Share Range	5.8% - 27.0%	1.2% - 27.0%
Operating Profit Margin Range	34.0% - 50.7%	20.0% - 50.7%

Goodwill	August 31, 2008	October 1, 2008
Discount Rate	10.0%	10.5%
Market Growth Rate Range	1.5% - 2.5%	1.5% - 2.5%
Market Share Range	5.2% - 24.0%	1.1% - 23.0%
Operating Profit Margin Range	15.0% - 61.0%	18.0% - 60.0%

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed a reasonableness test on the fair value results by calculating our implied multiple based on our cash flow projections and our estimated fair values. As a result of conducting our impairment analysis, we arrived at an average multiple of 10.4 times the reporting unit’s cash flow, which is comparable to the actual average multiple for 2008 radio station sale transactions.

During the year ended December 31, 2008, the Company increased the carrying value of goodwill by approximately $20.4 million in connection with the CCI acquisition and increased goodwill and radio broadcasting licenses by approximately $33.9 million in connection with the acquisition of WPRS-FM.

The following table presents the changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007:

	December 31,
	2008	2007
		(As Adjusted – See Note 1)
	(In thousands)

Balance as of January 1	$146,156	$148,107
Acquisitions	21,412	-
Impairment	(30,473)	(1,951)
Balance as of December 31	$137,095	$146,156

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	As of December 31,		Period of
	2008	2007	Amortization
		(As Adjusted – See Note 1)
	(In thousands)

Trade names	$17,109	$16,848	2-5 Years
Talent agreement	19,549	19,549	10 Years
Debt financing costs	15,586	20,850	Term of debt
Intellectual property	13,011	14,532	4-10 Years
Affiliate agreements	7,769	7,769	1-10 Years
Acquired income leases	1,282	-	3-9 Years
Non-compete agreements	1,260	210	1-3 Years
Advertiser agreements	6,613	-	2-7 Years
Favorable office and transmitter leases	3,655	4,296	2-60 Years
Brand names	2,539	-	2.5 Years
Other intangibles	1,241	1,145	1-5 Years
	89,614	85,199
Less: Accumulated amortization	(45,397)	(39,781)
Other intangible assets, net	$44,217	$45,418

Amortization expense of intangible assets for the years ended December 31, 2008, 2007 and 2006 was approximately $7.3 million, $4.9 million and $4.6 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the years ended December 31, 2008, 2007 and 2006 was approximately $2.6 million, $2.2 million and $2.1 million, respectively.

The following table presents the Company’s estimate of amortization expense for each of the five succeeding years for intangible assets, excluding deferred financing costs:

(In thousands)

2009	$8,939
2010	$7,241
2011	$6,201
2012	$5,918
2013	$4,843

Actual amortization expense may vary as a result of future acquisitions and dispositions.

6.  INVESTMENT IN AFFILIATED COMPANY:

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of December 31, 2008. The initial four year commitment period for funding the capital was extended to April 1, 2009, due in part to TV One’s lower than anticipated capital needs during the initial commitment period. In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One. As of December 31, 2008, the Company owned approximately 36% of TV One on a fully-converted basis.

The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the years ended December 31, 2008, 2007 and 2006, the Company’s allocable share of TV One’s operating losses was approximately $3.7 million, $15.8 million and $2.3 million, respectively.

During the second quarter of 2008, Radio One was advised that prior period financial statements of TV One, an affiliate accounted for under the equity method, had been restated to correct certain errors that affected the reported amount of members’ equity and liabilities.  These restatement adjustments had a corresponding effect on the Company’s share of the losses of TV One reported in prior periods.  Under the guidance of SAB No. 99, “Materiality” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company has determined the errors are immaterial to our consolidated financial statements for all prior periods. However, because the effects of correcting the cumulative prior period errors would have been material to our second quarter 2008 consolidated financial statements, we have adjusted certain previously reported amounts in the accompanying 2007 fiscal year consolidated financial statements for an approximately $4.4 million increase in the equity in loss of affiliated company.

We entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, we are providing TV One with administrative and operational support services and access to Radio One personalities. This agreement was originally scheduled to expire in January 2009, and has now been extended to January 2010. Under the advertising services agreement, we are providing a specified amount of advertising to TV One. This agreement was also originally scheduled to expire in January 2009 and has now been extended to January 2011. In consideration of providing these services, we have received equity in TV One, and receive an annual cash fee of $500,000 for providing services under the network services agreement.

The Company is accounting for the services provided to TV One under the advertising and network services agreements in accordance with EITF Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.”  As services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, the most reliable unit of measurement has been determined to be the value of underlying advertising time that is being provided to TV One. For the network services agreement, the most reliable unit of measurement has been determined to be the value of the equity received in TV One. As a result, the Company is re-measuring the fair value of the equity received in consideration of its obligations under the network services agreement in each subsequent reporting period as the services are provided. The Company recognized $3.6 million, $4.3 million and $2.9 million in revenue relating to these two agreements for the year ended December 31, 2008, 2007 and 2006, respectively.

7.  OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:

	As of December 31,
	2008	2007
		(As Adjusted – See Note 1)
	(In thousands)

Deferred revenue	$6,146	$3,345
Deferred barter revenue	1,107	1,639
Deferred contract termination credits	1,263	2,060
Deferred rent	470	231
Accrued national representative fees	550	684
Accrued miscellaneous taxes	346	201
Current deferred tax liability	-	168
Other	2,595	3,796
Other current liabilities	$12,477	$12,124

8.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

In June 2005, pursuant to the Credit Agreement (as defined in Note 9 - Long-Term Debt), the Company entered into four fixed rate swap agreements to reduce interest rate fluctuations on certain floating rate debt commitments. Two of the four $25.0 million swap agreements expired in June 2007 and 2008, respectively. The Company accounts for the remaining swap agreements using a fair value  method of accounting.

The swap agreements had the following terms:

Swap Agreement	Notional Amount	Expiration	Fixed Rate

No. 1	$25.0 million	June 16, 2010	4.27%
No. 2	$25.0 million	June 16, 2012	4.47%

Each swap agreement has been accounted for as a qualifying cash flow hedge of the Company’s senior bank term debt in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities,” whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instruments as reflected on the accompanying consolidated financial statements.

Under the swap agreements, the Company pays the fixed rate listed in the table above. The counterparties to the agreements pay the Company a floating interest rate based on the three month LIBOR, for which measurement and settlement is performed quarterly. The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments as of December 31, 2008 to be a liability of $3.0 million. The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are parties to the Company’s swap agreements. The fair value is an estimate of the net amount that the Company would pay on December 31, 2008, if the agreements were transferred to other parties or cancelled by the Company.

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

  As of December 31, 2008, the Company was party to an Employment Agreement executed in April 2008 with the CEO which calls for an award that has been accounted for as a derivative instrument without a hedging relationship in accordance with the guidance provided in SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. With the assistance of a third party valuation firm, the Company reviewed the factors underlying this award and estimated the fair value of the award at December 31, 2008 to be approximately $4.3 million, and accordingly, recorded compensation expense and a liability for this amount. The Company employed an income approach to value the TV One business, which is the most significant consideration in determining the fair value of this award. Key inputs used in the income approach to estimate the fair value of TV One were its projected operating cash flows, an estimated terminal value and a risk-adjusted discount rate. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company or is terminated for cause.

9.  LONG-TERM DEBT:

Long-term debt consists of the following:

	As of December 31,
	2008	2007
	(In thousands)
8 7/8% Senior Subordinated Notes	$103,951	$300,000
6 3/8% Senior Subordinated Notes	200,000	200,000
Credit facilities	371,201	314,500
Seller financed acquisition loan	—	1,004
Capital lease obligation	210	—
Total long-term debt	675,362	815,504
Less: current portion	43,807	26,004
Long-term debt, net of current portion	$631,555	$789,500

Credit Facilities

In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions including but not limited to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to September 13, 2007, and no less than 1.60 to 1.00 from September 14, 2007 to June 30, 2008, and no less than 1.75 to 1.00 from July 1, 2008 to December 31, 2009, and no less than 2.00 to 1.00 from January 1, 2010 to December 31, 2010, and no less than 2.25 to 1.00 from January 1, 2011 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.00 to 1.00 beginning April 1, 2006 to September 13, 2007, and no greater than 7.75 to 1.00 beginning September 14, 2007 to March 31, 2008, and no greater than 7.50 to 1.00 beginning April 1, 2008 to September 30, 2008, and no greater than 7.25 to 1.00 beginning October 1, 2008 to June 30, 2010, and no greater than 6.50 to 1.00 beginning July 1, 2010 to September 30, 2011, and no greater than 6.00 to 1.00 beginning October 1, 2011 and thereafter, (c) maintaining a senior leverage ratio of no greater than 5.00 to 1.00 beginning June 13, 2005 to September 30, 2006, and no greater than 4.50 to 1.00 beginning October 1, 2006 to September 30, 2007, and no greater than 4.00 to 1.00 beginning October 1, 2007 and thereafter, (d) limitations on liens, (e) limitations on the sale of assets, (f) limitations on the payment of dividends, and (g) limitations on mergers, as well as other customary covenants. The Company was in compliance with all debt covenants as of December 31, 2008. At the date of the filing of this Form 10-K and based on its most recent projections, the Company's management believes it will be in compliance with all debt covenants through the end of fiscal year 2009. Based on its fiscal year end 2007 excess cash flow calculation, the Company made a debt principal prepayment of approximately $6.0 million in May 2008. For the year ended December 31, 2008 no excess cash calculation was required and therefore, no payment was required.

As of December 31, 2008, we had approximately $293.5 million of borrowing capacity. Taking into consideration the financial covenants under the Credit Agreement, approximately $25.9 million of that amount is available for borrowing.

Under the terms of the Credit Agreement, upon any breach or default under either the 8 7/8% Senior Subordinated Notes or the 6 3/8% Senior Subordinated Notes, the lenders could among other actions immediately terminate the Credit Agreement and declare the loans then outstanding under the Credit Agreement to be due and payable in whole immediately.  Similarly, under the 8 7/8% Senior Subordinated Notes and the 6 3/8% Senior Subordinated Notes, a default under the terms of the Credit Agreement would constitute an event of default, and the trustees or the holders of at least 25% in principal amount of the then outstanding notes (under either class) may declare the principal of such class of note and interest to be due and payable immediately.

Interest payments under the terms of the Credit Agreement are due based on the type of loan selected. Interest on alternate base rate loans as defined under the terms of the Credit Agreement is payable on the last day of each March, June, September and December. Interest due on the London Interbank Offered Rate (“LIBOR”) loans is payable on the last day of the interest period applicable for borrowings up to three months in duration, and on the last day of each March, June, September and December for borrowings greater than three months in duration. In addition, quarterly installments of principal on the term loan facility are payable on the last day of each March, June, September and December commencing on September 30, 2007 in a percentage amount of the principal balance of the term loan facility outstanding on September 30, 2007, net of loan repayments, of 1.25% between September 30, 2007 and June 30, 2008, 5.0% between September 30, 2008 and June 30, 2009, and 6.25% between September 30, 2009 and June 30, 2012. Based on the $194.0 million net principal balance of the term loan facility outstanding on September 30, 2007 quarterly payments of $9.7 million are payable between September 30, 2008 and June 30, 2009, and $12.1 million between September 30, 2009 and June 30, 2012.

Interest payments under the terms of the 6 3/8% and the 8 7/8% Senior Subordinated Notes are due in February and August, and January and July of each year.  Based on the $200.0 million principal balance of the 6 3/8% Senior Subordinated Notes outstanding on December 31, 2008, interest payments of $6.4 million are payable each February and August through February 2013. Based on the $104.0 million principal balance of the 8 7/8% Senior Subordinated Notes outstanding on December 31, 2008, interest payments of $4.6 million are payable each January and July through July 2011.

As of December 31, 2008, the Company had outstanding approximately $371.2 million on its credit facility. During the year ended December 31, 2008, we borrowed approximately $227.0 million from our credit facility to fund the repurchase of bonds and the acquisitions of CCI and WPRS-FM, and repaid approximately $170.3 million.

Senior Subordinated Notes

As of December 31, 2008, the Company had outstanding $200.0 million of its 6 3/8% Senior Subordinated Notes due February 2013 and $104.0 million of its 8 7/8% Senior Subordinated Notes due July 2011. During the year ended December 31, 2008, the Company repurchased $196.0 million of the 8 7/8% Senior Subordinated Notes at an average discount of 38.4%, and recorded a gain on the retirement of debt, net of the write-off of deferred financing costs of approximately $1.2 million, of approximately $74.0 million. During January 2009, the Company continued to repurchase its 8 7/8% Senior Subordinated Notes. (See Note 19 – Subsequent Events.)

The indentures governing the Company’s senior subordinated notes also contain covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase capital stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.  The Company was in compliance with all covenants as of December 31, 2008. At the date of the filing of this Form 10-K and based on its most recent projections, the Company's management believes it will be in compliance with all covenants through the end of fiscal year 2009.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes, the 6 3/8% Senior Subordinated Notes and the Company’s obligations under the Credit Agreement.

Future minimum principal payments of long-term debt as of December 31, 2008 are as follows:

	Senior Subordinated Notes	Credit and Other Facilities
	(In thousands)
2009	$—	$43,807
2010	—	48,442
2011	103,951	279,162
2012	—	—
2013	200,000	—
Total long-term debt	$303,951	$371,411

The Credit Agreement expires the earlier of (i) six months prior to the scheduled maturity of the 8 7/8% Senior Subordinated Notes due July 1, 2011, unless the 8 7/8% Senior Subordinated Notes have been refinanced or repurchased prior to such date, or (ii) June 30, 2012.   In prior reporting, management had assumed that the Company would refinance the 8 7/8% Senior Subordinated Notes prior to January 1, 2011 and, therefore, the maturity date for the loans governed by Credit Agreement would be June 30, 2012.  However, while management continues to believe it is probable that the Company will refinance the 8 7/8% Senior Subordinated Notes due July 1, 2011 prior to January 1, 2011, given the deterioration in the U.S. economy and the volatility and tightening of the credit markets, management believes it is appropriate to reflect that the loans governed by the Credit Agreement will mature on January 1, 2011, six months prior to the scheduled maturity of the 8 7/8% Senior Subordinated Notes due July 1, 2011.

10.  INCOME TAXES:

The Company’s continuing operations benefit from income taxes was approximately $45.2 million for the year ended December 31, 2008, compared to a provision for income taxes of $54.1 million and $18.3 million for 2007 and 2006, respectively. A reconciliation of the statutory federal income taxes to the recorded benefit from and provision for income taxes for continuing operations is as follows:

	For the Years Ended December 31,
	2008	2007	2006
		(As Adjusted – See Note 1)
	(In thousands)

Statutory tax (@ 35% rate)	$(118,531)	$(68,238)	$13,510
Effect of state taxes, net of federal	(8,651)	(9,614)	1,116
Effect of state rate and tax law changes	—	(959)	495
Permanent items, excluding impairment of long-lived assets, Internal Revenue Code Section 162(m) and SFAS No. 123(R)	220	(912)	536
Effect of equity adjustments including SFAS No. 123(R)	321	607	669
Internal Revenue Code Section 162(m)	3,684	58	442
Valuation allowance	66,141	132,386	1,396
Effect of permanent impairment of long-lived assets	10,429	643	—
Other	1,187	112	96
(Benefit from) provision for income taxes	$(45,200)	$54,083	$18,260

The components of the benefit from and provision for income taxes from continuing operations are as follows:

	For the Years Ended December 31,
	2008	2007	2006
		(As Adjusted – See Note 1)
	(In thousands)
Federal:
Current	$4,186	$4,194	$4,373
Deferred	(42,822)	45,980	11,734
State:
Current	301	787	454
Deferred	(6,865)	3,122	1,699
(Benefit from) provision for income taxes	$(45,200)	$54,083	$18,260

The increase in the benefit from income taxes for continuing operation for the year ended December 31, 2008 was primarily due to the increase in pre-tax losses for the current year compared to 2007, and the impact of deferred tax liabilities (“DTLs”) reversing due to indefinite-lived asset impairment charges recorded in 2008. In 2007, the provision for income taxes was primarily driven by the recording of a significant and full valuation allowance for most of the Company’s deferred tax assets (“DTAs”), mainly net operating loss (“NOLs”) carryforwards.

The components of the provision for and benefit from income taxes from discontinued operations are as follows:

	For the Years Ended December 31,
	2008	2007	2006
		(As Adjusted – See Note 1)
	(In thousands)
Federal:
Current	$—	$—	$—
Deferred	1,095	(68,172)	374
State:
Current	(1,077)	3,890	(10,834)
Deferred	83	(10,715)	(533)
Provision for (benefit from) income taxes	$101	$(74,997)	$(10,993)

  The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2008 and 2007 are as follows:

	As of December 31,
	2008	2007
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,478	$1,835
Accruals	1,622	2,149
Other	—	1
Total current tax assets before valuation allowance	3,100	3,985
Valuation allowance	(2,833)	(3,709)
Total current tax assets, net	267	276
Intangible assets	66,277	2,788
Depreciation	(201)	509
Stock-based compensation	1,983	2,312
Other accruals	242	622
Net operating loss carryforwards	150,299	136,780
Other	3,409	2,406
Total noncurrent deferred tax assets before valuation allowance	222,009	145,417
Valuation allowance	(202,923)	(130,267)
Net noncurrent deferred tax assets	19,086	15,150
Total deferred tax assets	$19,353	$15,426

Deferred tax liabilities:
Prepaid expenses	(157)	(118)
Other	(2)	(50)
Total current deferred tax liabilities	(159)	(168)
Intangible assets	(91,724)	(137,187)
Depreciation	(1,122)	(628)
Interest expense	—	(355)
Partnership interests	(12,247)	(11,323)
Other	(256)	(468)
Total noncurrent deferred tax liabilities	(105,349)	(149,961)
Total deferred tax liabilities	(105,508)	(150,129)
Net deferred tax liabilities	$(86,155)	$(134,703)

The Company’s April 2008 purchase of 100% of both the common and convertible preferred stock of CCI via a merger is being treated as a stock acquisition. For income tax purposes, in stock acquisitions where the purchase price exceeds the tax basis of the underlying assets (including separately identified intangibles), with the residual allocated to goodwill, a DTL or DTA is recorded to reflect the differences between the book and tax bases for the assets acquired, exclusive of goodwill. At the time of acquisition, CCI had DTAs resulting from net operating losses, depreciation and provision for doubtful accounts of approximately $5.8 million. Additionally, the amount of the DTL that resulted from the purchase price accounting was approximately $4.7 million. It was determined that the DTA could be benefited to the extent of reversing DTLs, resulting in a net DTA, prior to any valuation allowance, of approximately $1.1 million. Based on the lack of realizability of this DTA, the Company recorded a valuation allowance of approximately $1.1 million as part of its purchase price accounting for this acquisition. The amount of gross federal and state NOLs acquired with the CCI acquisition were approximately $15.4 million, of which none were used during 2008.

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

As of December 31, 2008, the Company had gross federal and state NOL carryforward amounts of approximately $383.1 million and $329.5 million, respectively. In addition, the Company had unrecognized tax benefits of approximately $57.2 million related to state NOLs as of December 31, 2008. The NOLs begin to expire as early as 2009 for state income tax purposes, and in 2018 to 2028 for federal income tax purposes. Some of these NOLs may be subject to Internal Revenue Code Section 382 for loss limitations if there are significant changes in the stock ownership of the Company.

In 2007, the Company concluded it was more likely than not that the benefit from certain of its DTAs would not be realized. The Company considered its historically profitable jurisdictions, its sources of future taxable income and tax planning strategies in determining the amount of valuation allowance recorded. As part of that assessment, the Company also determined that it was not appropriate under generally accepted accounting principles to benefit its DTAs based on DTLs related to indefinite-lived intangibles that cannot be scheduled to reverse in the same period. Because the DTL in this case would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. As a result of the assessment, and given its then current total three year cumulative loss position, the uncertainty of future taxable income and the feasibility of tax planning strategies, the Company recorded a valuation allowance of approximately $134.0 million as of December 31, 2007. In 2008, the Company again concluded it was more likely than not that the benefit from certain of its DTAs would again not be realized, and recorded an additional valuation allowance of approximately $71.8 million as of December 31, 2008 for additional generated DTAs. The total valuation allowance for DTAs at December 31, 2008 is approximately $205.8 million.

As disclosed in Note 1 — Organization and Summary of Significant Accounting Policies, we adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes — Interpretation of SFAS No. 109,” on January 1, 2007. The nature of the uncertainties pertaining to our income taxes is primarily due to various state tax positions. As of December 31, 2008, we had unrecognized tax benefits of approximately $5.0 million, of which a net amount $687,000, if recognized, would impact the effective tax rate. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Accordingly, during the year ended December 31, 2008, we recorded interest related to unrecognized tax benefits of $31,000, and at December 31, 2008, we had recorded a liability for accrued interest of $118,000. The Company estimates the possible change to its unrecognized tax benefits prior to December 31, 2009 would be up to $220,000, due to closed statutes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2008	2007
	(In thousands)

Balance as of January 1	$4,534	$4,932
Additions for tax position related to current year	134	71
Additions for tax positions related to prior years	457	71
Settlements	-	(40)
Reductions for tax positions as a result of the lapse of applicable statutes of limitations	(172)	(500)
Balance as of December 31	$4,953	$4,534

As of December 31, 2008, the Company was not under audit in any jurisdiction for federal or state income tax purposes. However, the Company’s open tax years for federal income tax examinations include the tax years ended December 31, 2005 through 2007. For state and local purposes, the open years for tax examinations include the tax years ended December 31, 2003 through 2007.

11.  STOCKHOLDERS’ EQUITY:

Common Stock

Shareholders of Class A Common Stock are entitled to one vote per share. Shareholders of Class B Common Stock are entitled to ten votes per share. Shareholders of Class C and Class D Common Stock are not entitled to vote.

Stock Repurchase Program

In March 2008, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock through December 31, 2009, in an amount of up to $150.0 million, the maximum amount allowable under the Credit Agreement.  The amount and timing of such repurchases will be based on pricing, general economic and market conditions, and the restrictions contained in the agreements governing the Company’s credit facilities and subordinated debt and certain other factors. While $150.0 million is the maximum amount allowable under the Credit Agreement, in 2005, under a prior board authorization, the Company utilized approximately $78.0 million to repurchase common stock leaving capacity of $72.0 million under the Credit Agreement. During the year ended December 31, 2008, the Company repurchased 421,661 shares of Class A common stock at an average price of $1.32 and 20.0 million shares of Class D common stock at an average price of $0.58. The total shares repurchased in 2008 were approximately 20.5 million, for a total amount of $12.1 million, at an average price of $0.59. As of December 31, 2008, the Company had approximately $59.9 million in capacity available under the 2008 stock repurchase program, taking into account the limitations of the Credit Agreement and prior repurchase activity.

The Company continues to have an open stock repurchase authorization with respect to its Class A and D stock and continued to make purchases subsequent to December 31, 2008. (See Note 19 – Subsequent Events.)

Stock Option and Restricted Stock Grant Plan

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share — Based Payment,” using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The fair value of stock options is determined using the Black- Scholes (“BSM”) valuation model, which is consistent with our valuation methodologies previously used for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock-based Compensation”,as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Such fair value is recognized as an expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). Estimating the number of stock awards that will ultimately vest requires judgment, and to the extent actual forfeitures differ substantially from our current estimates, amounts will be recorded as a cumulative adjustment in the period the estimated number of stock awards are revised. We consider many factors when estimating expected forfeitures, including the types of awards, employee classification and historical experience. Actual forfeitures may differ substantially from our current estimate.

The Company also uses the BSM valuation model to calculate the fair value of stock-based awards. The BSM incorporates various assumptions including volatility, expected life, and interest rates. For options granted during the year ended December 31, 2008, the Company used the BSM option-pricing model and determined: (1) the term by using the simplified “plain-vanilla” method as allowed under SAB No. 110; (2) a historical volatility over a period commensurate with the expected term, with the observation of the volatility on a daily basis; and (3) a risk-free interest rate that was consistent with the expected term of the stock options and based on the U.S. Treasury yield curve in effect at the time of the grant.

 The Company granted 1,913,000, 230,800 and 62,000 stock options during the years ended December 31, 2008, 2007 and 2006, respectively. The per share weighted-average fair value of options granted during the years ended December 31, 2008, 2007 and 2006  was $0.74, $2.77 and $4.36, respectively.

   These fair values were derived using the BSM with the following weighted-average assumptions:

	Years Ended December 31,
	2008	2007	2006

Average risk-free interest rate	3.37%	4.67%	4.97%
Expected dividend yield	0.00%	0.00%	0.00%
Expected lives	6.5 years	7.4 years	7.7 years
Expected volatility	49.7%	39.6%	40.0%

Stock Option and Restricted Stock Grant Plan

 Radio One may issue up to 10,816,198 shares of Class D Common Stock under the Company’s Stock Option and Restricted Stock Grant Plan (“Plan”). At inception of the Plan, the Company’s board of directors authorized 1,408,099 shares of Class A common stock to be issuable under this plan. As of December 31, 2008, 5,948,980 Class D shares were available for grant. The options are exercisable in installments determined by the compensation committee of the Company’s board of directors at the time of grant. The options expire as determined by the compensation committee, but no later than ten years from the date of the grant. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock.

Transactions and other information relating to stock options for the years ended December 31, 2008, 2007 and 2006 are summarized.

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term(In Years)	Aggregate IntrinsicValue
Outstanding at December 31, 2005	7,069,000	$14.55	—	—
Grants	62,000	8.36
Exercised	(6,900)	7.50
Forfeited/cancelled/expired	(1,248,000)	14.97
Outstanding at December 31, 2006	5,876,100	14.49	—	—
Grants	230,800	5.54
Exercised	—	—
Forfeited/cancelled/expired	(1,722,900)	14.50
Outstanding at December 31, 2007	4,384,000	14.05	—	—
Grants	1,913,000	1.41
Exercised	—	—
Forfeited/cancelled/expired	(750,000)	14.32
Outstanding at December 31, 2008	5,547,000	$9.64	6.67	—
Vested and expected to vest at December 31, 2008	5,226,000	$10.02	6.54	—
Unvested at December 31, 2008	2,236,000	$2.46	9.15
Exercisable at December 31, 2008	3,311,000	$14.47	5.01	—

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading for the year ended December 31, 2008 and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of the Company’s stock. Total intrinsic value of options exercised was $0 during the year ended December 31, 2008. The number of options vested during the year ended December 31, 2008 was 237,156.

As of December 31, 2008, approximately $2.0 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 11.2 months. The stock option weighted-average fair value per share was $5.49 at December 31, 2008.

Transactions and other information relating to restricted stock grants for the year ended December 31, 2008 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2005	33,000	19.71
Grants	—	—
Vested	(16,500)	19.71
Forfeited/cancelled/expired	—	—
Unvested at December 31, 2006	16,500	19.71
Grants	232,200	6.20
Vested	(16,700)	19.71
Forfeited/cancelled/expired	—	—
Unvested at December 31, 2007	232,000	$6.20
Grants	525,000	1.41
Vested	(84,000)	5.05
Forfeited/cancelled/expired	(45,000)	7.33
Unvested at December 31, 2008	628,000	$2.14

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of December 31, 2008, $985,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the next 1.3 years.

12.  RELATED PARTY TRANSACTIONS:

In 2000, an officer of the Company, the former Chief Financial Officer (“Former CFO”), purchased shares of the Company’s common stock.  The Former CFO purchased 333,334 shares of the Company’s Class A common stock and 666,666 shares of the Company’s Class D common stock. The stock was purchased with the proceeds of full recourse loans from the Company in the amount of approximately $7.0 million. In September 2005, the Former CFO repaid a portion of his loan. The partial repayment of approximately $7.5 million, which included accrued interest, was effected using 300,000 shares of the Company’s Class A common stock and 230,000 shares of the Company’s Class D common stock owned by the Former CFO. All shares transferred to the Company in satisfaction of this loan have been retired. As of December 31, 2008, there was no remaining principal and interest balance on the Former CFO’s loan. The Former CFO was employed with the Company through December 31, 2007, and pursuant to an agreement with the Company, the loan became due in full in July 2008. Pursuant to his employment agreement, the Former CFO was eligible to receive a retention bonus in the amount of approximately $3.1 million in cash on July 1, 2008, for having remained employed with the Company through December 31, 2007. The $3.1 million retention bonus was a pro rata portion of a $7.0 million retention bonus called for in his employment agreement, had he remained employed with the Company for ten years, and is based on the number of days of employment between October 18, 2005 and December 31, 2007.  In July 2008, the Former CFO settled the remaining balance of the loan in full by offsetting the loan with his after-tax proceeds from the $3.1 million retention bonus, in addition to paying a cash amount of $34,000 to the Company.

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

In July 2007, the Company acquired the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area from Blue Chip Communications, Inc. (“Blue Chip”) for approximately $2.6 million in seller financing. The financing was a 5.1% interest bearing loan payable monthly, which was fully paid in July 2008. In addition to the full principal repayment, interest in the amount of $15,000 and $79,000 was paid for the years ended December 31, 2008 and 2007, respectively. Blue Chip is owned by L. Ross Love, a former member of the Company’s board of directors. The transaction was approved by a special committee of independent directors appointed by the board of directors. Additionally, the Company retained an independent valuation firm to provide a fair value appraisal of the station. Prior to the closing, and since August of 2001, the Company consolidated WDBZ-AM within its existing Cincinnati operations, and operated WDBZ-AM under a LMA for no annual fee, the results of which were incorporated in the Company’s financial statements.

In September 2006, the Company purchased a radio broadcasting tower and related facilities in the Detroit metropolitan area from American Signaling Corporation for $925,000 in cash. The tower serves as the transmitter site for station WDMK-FM. American Signaling Corporation is a wholly-owned subsidiary of Syndicated Communications Venture Partners II, LP. Terry L. Jones, a general partner of Syndicated Communications Venture Partners II, LP, is also a member of the Company’s board of directors. The terms of the transaction were approved by an independent committee of the Company’s board of directors. Prior to the purchase, the Company leased space on the tower for the broadcast of WDMK-FM and paid American Signaling Corporation $50,000 for the year ended December 31, 2006.

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the years ended December 31, 2008 and 2007, Radio One paid $151,000 and $69,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the year ended December 31, 2008, the Company provided advertising to Music One in the amount of $61,000. There were no cash, trade or no-charge orders placed by Music One in 2007 or 2006. As of December 31, 2008, Music One owed Radio One $70,000 for office space and administrative services provided in 2008 and 2007. In 2007, Music One paid to Radio One a total of $169,000 for similar services provided during 2006 and 2005.

13.  PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its board of directors. Effective January 1, 2006, the Company began matching employee contributions to the employee savings plan. As of January 1, 2008, the Company suspended the matching employer contribution indefinitely. Employer contributions paid for the years ended December 31, 2008, 2007 and 2006 were $0, approximately $1.3 million and $1.2 million, respectively.

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

TV One Cable Network

Pursuant to a limited liability company agreement dated July 18, 2003, the Company and certain other investors formed TV One for the purpose of developing and distributing a new television programming service. At that time, we committed to make a cumulative cash investment in TV One of $74.0 million, of which $60.3 million had been funded as of December 31, 2008. The initial commitment period for funding the capital was extended to April 1, 2009, due in part to TV One’s lower than anticipated capital needs during the initial commitment period.

Royalty Agreements

The Company has entered into fixed fee and variable share agreements with music performance rights organizations that expire as late as 2011. During the years ended December 31, 2008, 2007 and 2006, the Company incurred expenses, including discontinued operations, of approximately $12.2 million, $13.8 million and $12.6 million, respectively, in connection with these agreements. Excluding discontinued operations, for the years ended December 31, 2008, 2007 and 2006, the Company incurred expenses of approximately $11.8 million, $11.5 million and $10.1 million, respectively, in connection with these agreements.

Leases and Other Operating Contracts and Agreements

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 21 years. The Company’s leases for broadcast facilities generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options, escalating payments over the life of the lease and rent concessions. Scheduled rent increases and rent concessions are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheet. The future rentals under non-cancelable leases as of December 31, 2008 are shown below.

The Company has other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements that expire over the next six years. The amounts the Company is obligated to pay for these agreements are shown below.

	Capital Lease Payments	Operating Lease Payments	Other Operating Contracts and Agreements
Years ending December 31:
2009	$214	$8,404	$48,874
2010	—	7,217	23,483
2011	—	5,861	22,956
2012	—	4,306	23,092
2013	—	3,612	11,097
Thereafter	—	10,222	11,301
Total	214	$39,622	$140,803

Less amount representing interest	4

Present value of net minimum lease payments	210

Less current maturities	(210)

Long-term obligations, less interest	$—

Rent expense, including discontinued operations, for the years ended December 31, 2008, 2007 and 2006 was approximately $9.0 million, $8.3 million and $8.6 million, respectively. Rent expense, excluding discontinued operations, for the years ended December 31, 2008, 2007 and 2006 was approximately $8.9 million, $7.5 million and $7.6 million, respectively. The total cost of assets under capital lease as of December 31, 2008 was $933,000.

Investment in Private Equity Fund

In October 2007, the Company had committed (subject to the completion and execution of requisite legal documentation) to invest in QCP Capital Partners, L.P. (“QCP”). At that time the Company also had agreed to provide an unsecured working capital line of credit to QCP Capital Partners, LLC, the management company for QCP, in the amount of $775,000. As of December 31, 2008, the Company had provided $457,000 under the line of credit. In December 2008, the Company made a determination that there was a substantial likelihood that QCP would not be able to proceed successfully with its fundraising, and therefore the Company was unlikely to recover any of the amounts provided to QCP Capital Partners, LLC pursuant to the October 2007 line of credit agreement. As a result, in December 2008, the Company wrote off the full amount outstanding under the line of credit agreement. No further investments in, or loans to, QCP are anticipated to be made in the foreseeable future.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

15.  CONTRACT TERMINATION:

In connection with the September 2005 termination of the Company’s sales representation agreements with Interep National Radio Sales, Inc. (“Interep”), and its subsequent agreements with Katz Communications, Inc. (“Katz”) making Katz the Company’s sole national sales representative, Katz paid the Company $3.4 million as an inducement to enter into new agreements and paid Interep approximately $5.3 million to satisfy the Company’s termination obligations. The Company is amortizing both over the four-year life of the subsequent Katz agreements as a reduction to selling, general, and administrative expense. For each of the years ended December 31, 2008, 2007 and 2006, selling, general, and administrative expense was reduced by approximately $1.9 million. As of December 31, 2008 and 2007, an unamortized amount of approximately $1.3 million and $2.1 million, respectively, is reflected in other current liabilities on the accompanying consolidated balance sheets. As of December 31, 2007, an unamortized amount of approximately $1.4 million is reflected in other long term liabilities on the accompanying consolidated balance sheets.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarters Ended
	March 31(a)	June 30	September 30 (a)	December 31(a)
	(As Adjusted – See Note 1)
	(In thousands, except share data)
2008:
Net revenue	$72,498	$83,432	$86,156	$74,330
Operating income (loss)	18,587	11,828	(315,636)	(64,224)
Net loss from continuing operations	(11,029)	(13,010)	(266,752)	(6,643)
Net (loss) income from discontinued operations	(7,823)	1,334	639	339
Net loss	(18,852)	(11,676)	(266,113)	(6,304)
Net loss from continuing operations per share — basic and diluted	(0.11)	(0.13)	(2.82)	(0.08	)*
Net (loss) income from discontinued operations per share — basic and diluted	(0.08)	0.01	0.01	(0.00	)*
Net loss per share — basic and diluted	(0.19)	(0.12)	(2.81)	(0.07	)*
Weighted average shares outstanding — basic	98,728,411	98,403,298	94,537,081	85,093,359
Weighted average shares outstanding — diluted	98,728,411	98,403,298	94,537,081	85,093,359

(a) The net loss from continuing operations for the quarters ended September 30, 2008 and December 31, 2008 includes approximately $337.9 million and $85.3 million of pre-tax impairment of long-lived assets, respectively. The quarter ended March 31, 2008 included a pre-tax impairment for long-lived assets of approximately $5.1 million for discontinued operations.

*      Per share amounts may not add due to rounding.

	Quarters Ended
	March 31	June 30(a)	September 30	December 31(a)
	(As Adjusted – See Note 1)
	(In thousands, except share data)
2007:
Net revenue	$74,005	$82,584	$88,184	$74,779
Operating income (loss)	21,986	21,214	32,717	(187,599)
Net (loss) income from continuing operations	(2,403)	(275)	4,904	(259,613)
Net loss from discontinued operations	(579)	(4,796)	(214)	(128,525)
Net (loss) income	(2,982)	(5,071)	4,690	(388,138)
Net (loss) income from continuing operations per share — basic and diluted	(0.02)	0.00	0.05	(2.63)
Net loss from discontinued operations per share — basic and diluted	(0.01)	(0.05)	0.00	(1.30)
Net (loss) income per share — basic and diluted	(0.03)	(0.05)	0.05	(3.93)
Weighted average shares outstanding — basic	98,710,633	98,710,633	98,710,633	98,710,633
Weighted average shares outstanding — diluted	98,710,633	98,710,633	98,725,387	98,710,633

(a)
The net (loss) income from continuing operations for the quarters ended June 30, 2007 and December 31, 2007 includes approximately $5.5 million and $205.5 million of pre-tax impairment of long-lived assets, respectively. Net loss from discontinued operations for the quarters ended June 30, 2007 and December 31, 2007 includes approximately $10.4 million and $198.6 million of pre-tax impairment of long-lived assets, respectively. The quarter ended December 31, 2007 includes an approximate $134.0 million charge for recording a valuation allowance against deferred tax assets.

During the second quarter of 2008, Radio One was advised that prior period financial statements of TV One, an affiliate accounted for under the equity method, had been restated to correct certain errors that affected the reported amount of members’ equity and liabilities.  These restatement adjustments had a corresponding effect on the Company’s share of the earnings of TV One reported in prior periods.  Under the guidance of SAB No. 99, “Materiality” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company has determined the errors are immaterial to our consolidated financial statements for all prior periods.  However, because the effects of correcting the cumulative prior period errors would have been material to our second quarter 2008 consolidated financial statements, we have adjusted certain previously reported amounts in the accompanying 2007 interim consolidated financial statements. Presented below is the impact on the statement of operations for the quarters ended March 31, 2007 and December 31, 2007 which have not been adjusted in prior filings.

The impact on the statement of operations is as follows (in thousands, except share data):

Selected Statement of Operations Data

	Three Months Ended March 31, 2007					Three Months Ended December 31, 2007
	As Previously Reported*		Adjustments	As Adjusted		As Previously Reported*	Adjustments	As Adjusted

Equity in Loss of Affiliated Company	$492		$3,726	$4,218		$3,897	$1,730	$5,627
Income (Loss) before benefit from income taxes, minority interest in income of subsidiaries and discontinued operations	$3,718		$(3,726)	$(8)		$(209,206)	$(1,730)	$(210,936)
Net income (loss) from continuing operations	$1,360		$(3,726)	$(2,366)		$(257,883)	$(1,730)	$(259,613)
Net income (loss)	$744		$(3,726)	$(2,982)		$(386,408)	$(1,730)	$(388,138)

Basic and Diluted Net Income (loss) from Continuing Operations per Common Share	$0.01	**	$(0.04)	$(0.03	)**	$(2.61)	$(0.02)	$(2.63)
Basic and Diluted Net Income (Loss) from Discontinued Operations per Common Share	(0.01	)**	0.00	(0.01	)**	(1.30)	0.00	(1.30)
Basic and Diluted Net Income (Loss) per Common Share	$0.01	**	$(0.04)	$(0.03	)**	$(3.91)	$(0.02)	$(3.93)

*   As adjusted to reflect the impact of discontinued operations for the Company’s disposal of the Los Angeles station.
** Per share amounts do not add due to rounding.

17.  SEGMENT INFORMATION:

Given its recent diversification strategy, the Company now has two reportable segments: (i) Radio Broadcasting and (ii) Internet/Publishing. These two segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The Radio Broadcasting segment consists of all broadcast and Reach Media results of operations. The Internet/Publishing segment includes the results of our online business, including the operations of CCI since its date of acquisition, and Giant Magazine. Corporate/Eliminations/Other represents financial activity associated with our corporate staff and offices, inter-company activity between the two segments and activity associated with a small film venture.

Operating loss or income represents total revenues less operating expenses, depreciation and amortization, and impairment of long-lived assets. Inter-company revenue earned and expenses charged between segments are recorded at fair value and eliminated in consolidation.

     The accounting policies described in the summary of significant accounting policies in Note 1 of these consolidated financial statements – Organization and Summary of Significant Accounting Policies are applied consistently across the two segments.

Detailed segment data for the years ended December 31, 2008, 2007 and 2006 is presented in the following table:

	2008	2007	2006
	(In thousands)
Net Revenue:
Radio Broadcasting	$304,976	$319,647	$323,043
Internet/Publishing	15,298	3,153	-
Corporate/Eliminations/Other	(3,858)	(3,248)	(1,418)
Consolidated	$316,416	$319,552	$321,625

Operating Expenses (including stock-based compensation):
Radio Broadcasting	$175,706	$181,155	$176,657
Internet/Publishing	25,120	8,351	-
Corporate/Eliminations/Other	22,689	15,909	18,416
Consolidated	$223,515	$205,415	$195,073

Depreciation and Amortization:
Radio Broadcasting	$13,483	$13,551	$12,948
Internet/Publishing	4,261	87	-
Corporate/Eliminations/Other	1,380	1,130	942
Consolidated	$19,124	$14,768	$13,890

Impairment of Long-Lived Assets:
Radio Broadcasting	$423,220	$211,051	$-
Internet/Publishing	-	-	-
Corporate/Eliminations/Other	-	-	-
Consolidated	$423,220	$211,051	$-

Operating (loss) income:
Radio Broadcasting	$(307,433)	$(86,110)	$133,438
Internet/Publishing	(14,083)	(5,285)	-
Corporate/Eliminations/Other	(27,927)	(20,287)	(20,776)
Consolidated	$(349,443)	$(111,682)	$112,662

Total Assets:
Radio Broadcasting	$1,169,925	$1,667,941	$2,099,089
Internet/Publishing	43,001	2,402	1,809
Corporate/Eliminations/Other	(87,449)	(21,989)	94,312
Consolidated	$1,125,477	$1,648,354	$2,195,210

18.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:
The Company conducts a portion of its business through its subsidiaries. All of the Company’s Subsidiary Guarantors have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes due July 2011, the 6 3/8% Senior Subordinated Notes due February 2013, and the Company’s obligations under the Credit Agreement.

Set forth below are consolidated balance sheets for the Company and the Subsidiary Guarantors as of December 31, 2008 and 2007, and related consolidated statements of operations and cash flow for each of the three years ended December 31, 2008, 2007 and 2006. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of December 31, 2008

	Combined
	Guarantor	Radio One,
	Subsidiaries	Inc.	Eliminations	Consolidated
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,601	$19,688	$-	$22,289
Trade accounts receivable, net of allowance for doubtful accounts	25,930	24,007	-	49,937
Prepaid expenses and other current assets	1,941	3,619	-	5,560
Deferred tax assets	-	108	-	108
Current assets from discontinued operations	246	57	-	303
Total current assets	30,718	47,479	-	78,197
PROPERTY AND EQUIPMENT, net	28,161	20,441	-	48,602
INTANGIBLE ASSETS, net	626,725	318,244	-	944,969
INVESTMENT IN SUBSIDIARIES	-	669,308	(669,308)	-
INVESTMENT IN AFFILIATED COMPANY	-	47,852	-	47,852
OTHER ASSETS	413	5,384	-	5,797
NON-CURRENT ASSESTS FROM DISCONTINUED OPERATIONS	60	-	-	60
Total assets	$686,077	$1,108,708	$(669,308)	$1,125,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,882	$1,809	$-	$3,691
Accrued interest	-	10,082	-	10,082
Accrued compensation and related benefits	3,042	7,492	-	10,534
Income taxes payable	-	30	-	30
Other current liabilities	5,364	7,113	-	12,477
Current portion of long-term debt	210	43,597	-	43,807
Current liabilities from discontinued operations	30	552	-	582
Total current liabilities	10,528	70,675	-	81,203
LONG-TERM DEBT, net of current portion	-	631,555	-	631,555
OTHER LONG-TERM LIABILITIES	-	11,008	-	11,008
DEFERRED TAX LIABILITIES	6,241	79,995	-	86,236
Total liabilities	16,769	793,233	-	810,002
MINORITY INTEREST IN SUBSIDIARY	-	1,981	-	1,981
STOCKHOLDERS’ EQUITY:
Common stock	-	79	-	79
Accumulated comprehensive income adjustments	-	(2,981)	-	(2,981)
Additional paid-in capital	301,002	1,033,921	(301,002)	1,033,921
Retained earnings (accumulated deficit)	368,306	(717,525)	(368,306)	(717,525)
Total stockholders’ equity	669,308	313,494	(669,308)	313,494
Total liabilities and stockholders’ equity	$686,077	$1,108,708	$(669,308)	$1,125,477

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of December 31, 2007

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(As Adjusted - See Note 1)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$822	$23,425	$-	$24,247
Trade accounts receivable, net of allowance for doubtful accounts	25,297	25,128	-	50,425
Prepaid expenses and other current assets	2,340	3,778	-	6,118
Deferred tax assets	-	158	-	158
Current assets from discontinued operations	622	2,627	-	3,249
Total current assets	29,081	55,116	-	84,197
PROPERTY AND EQUIPMENT, net	25,203	19,537	-	44,740
INTANGIBLE ASSETS, net	926,711	383,610	-	1,310,321
INVESTMENT IN SUBSIDIARIES	-	934,990	(934,990)	-
INVESTMENT IN AFFILIATED COMPANY	-	48,399	-	48,399
OTHER ASSETS	632	7,941	-	8,573
NON-CURRENT ASSESTS FROM DISCONTINUED OPERATIONS	64	152,060	-	152,124
Total assets	$981,691	$1,601,653	$(934,990)	$1,648,354

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,026	$3,932	$-	$4,958
Accrued interest	-	19,004	-	19,004
Accrued compensation and related benefits	3,007	13,312	-	16,319
Income taxes payable	-	4,463	-	4,463
Other current liabilities	3,446	8,678	-	12,124
Current portion of long-term debt	-	26,004	-	26,004
Current liabilities from discontinued operations	344	2,360	-	2,704
Total current liabilities	7,823	77,753	-	85,576
LONG-TERM DEBT, net of current portion	-	789,500	-	789,500
OTHER LONG-TERM LIABILITIES	1,994	3,233	-	5,227
DEFERRED TAX LIABILITIES	36,884	98,077	-	134,961
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	-	483	-	483
Total liabilities	46,701	969,046	-	1,015,747
MINORITY INTEREST IN SUBSIDIARY	-	3,889	-	3,889
STOCKHOLDERS’ EQUITY:
Common stock	-	99	-	99
Accumulated comprehensive income adjustments	-	644	-	644
Stock subscriptions receivable	-	(1,717)	-	(1,717)
Additional paid-in capital	274,895	1,044,273	(274,895)	1,044,273
Retained earnings (accumulated deficit)	660,095	(414,581)	(660,095)	(414,581)
Total stockholders’ equity	934,990	628,718	(934,990)	628,718
Total liabilities and stockholders’ equity	$981,691	$1,601,653	$(934,990)	$1,648,354

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2008

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(In thousands)

NET REVENUE	$145,906	$170,470	$40	$316,416
OPERATING EXPENSES:
Programming and technical, including stock-based compensation	38,514	43,607	-	82,121
Selling, general and administrative, including stock-based compensation	60,070	44,967	-	105,037
Corporate selling, general and administrative, including stock-based compensation	-	36,357	-	36,357
Depreciation and amortization	10,031	9,093	-	19,124
Impairment of long-lived assets	328,971	94,249	-	423,220
Total operating expenses	437,586	228,273	-	665,859
Operating (loss) income	(291,680)	(57,803)	40	(349,443)
INTEREST INCOME	4	487	-	491
INTEREST EXPENSE	24	59,665	-	59,689
EQUITY IN LOSS OF AFFILIATED COMPANY	-	3,652	-	3,652
GAIN ON RETIREMENT OF DEBT	-	74,017	-	74,017
OTHER INCOME (EXPENSE)	46	(407)	-	(361)
Loss before (benefit from) provision for income taxes and minority interest in income of subsidiary and income (loss) from discontinued operations, net of tax	(291,654)	(47,023)	40	(338,637)
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(56,025)	10,825	-	(45,200)
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	-	3,997	-	3,997
Net loss before equity in income of subsidiaries and income (loss) from discontinued operations, net of tax	(235,629)	(61,845)	40	(297,434)
EQUITY IN LOSS OF SUBSIDIARIES	-	(235,629)	235,629	-
Loss from continuing operations	(235,629)	(297,474)	235,669	(297,434)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	1,159	(6,629)	(40)	(5,510)
NET LOSS	$(234,470)	$(304,103)	$235,629	$(302,944)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2007

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$144,036	$175,413	$103	$319,552
OPERATING EXPENSES:
Programming and technical, including stock-based compensation	30,840	43,106	107	74,053
Selling, general and administrative, including stock-based Compensation	54,991	47,975	-	102,966
Corporate selling, general and administrative, including stock- based compensation	-	28,396	-	28,396
Depreciation and amortization	5,969	8,799	-	14,768
Impairment of long-lived assets	206,828	4,223	-	211,051
Total operating expenses	298,628	132,499	107	431,234
Operating (loss) income	(154,592)	42,914	(4)	(111,682)
INTEREST INCOME	-	1,242	-	1,242
INTEREST EXPENSE	1	72,769	-	72,770
EQUITY IN LOSS OF AFFILIATED COMPANY	-	15,836	-	15,836
OTHER EXPENSE, NET	-	347	-	347
Loss before provision for income taxes and minority interest in income of subsidiary and loss from discontinued operations, net of tax	(154,593)	(44,796)	(4)	(199,393)
PROVISION FOR INCOME TAXES	41,932	12,151	-	54,083
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	-	3,910	-	3,910
Net loss before equity in income of subsidiaries and loss from discontinued operations, net of tax	(196,525)	(60,857)	(4)	(257,386)
EQUITY IN LOSS OF SUBSIDIARIES	-	(196,525)	196,525	-
Net loss from continuing operations	(196,525)	(257,382)	196,521	(257,386)
LOSS FROM DISCONTINUED OPERATIONS, NET OF TAX	(6,471)	(127,647)	4	(134,114)
NET LOSS	$(202,996)	$(385,029)	$196,525	$(391,500)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$140,400	$181,114	$111	$321,625
OPERATING EXPENSES:
Programming and technical, including stock-based compensation	25,261	43,348	209	68,818
Selling, general and administrative, including stock- based compensation	49,611	48,405	-	98,016
Corporate selling, general and administrative, including stock-based compensation	-	28,239	-	28,239
Depreciation and amortization	5,720	8,170	-	13,890
Total operating expenses	80,592	128,162	209	208,963
Operating income (loss)	59,808	52,952	(98)	112,662
INTEREST INCOME	7	1,386	-	1,393
INTEREST EXPENSE	2	72,930	-	72,932
EQUITY IN LOSS OF AFFILIATED COMPANY	-	2,341	-	2,341
OTHER EXPENSE	-	283	-	283
Income (loss) before provision for (benefit from) income taxes and minority interest in income of subsidiary and income (loss) from discontinued operations, net of tax	59,813	(21,216)	(98)	38,499
PROVISION FOR (BENEFIT FROM) INCOME TAXES	23,821	(5,561)	-	18,260
MINORITY INTEREST IN INCOME OF SUBSIDIARIES	-	3,004	-	3,004
Net income (loss) before equity in income of subsidiaries and income (loss) from discontinued operations, net of tax	35,992	(18,659)	(98)	17,235
EQUITY IN INCOME (LOSS) OF SUBSIDIARIES	-	35,992	(35,992)	-
Net income from continuing operations	35,992	17,333	(36,090)	17,235
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX	4,216	(28,279)	98	(23,965)
NET INCOME (LOSS)	$40,208	$(10,946)	$(35,992)	$(6,730)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(234,470)	$(304,103)	$235,629	$(302,944)
Adjust for net income (loss) from discontinued operations	(1,159)	6,629	40	5,510
Net (loss) income from continuing operations	(235,629)	(297,474)	235,669	(297,434)
Adjustments to reconcile (loss) income to net cash from operating activities:
Depreciation and amortization	10,031	9,093	-	19,124
Amortization of debt financing costs	-	2,591	-	2,591
Deferred income taxes	-	(49,687)	-	(49,687)
Impairment of long-lived assets	328,972	94,248	-	423,220
Equity in net losses of affiliated company	-	3,652	-	3,652
Minority interest in income of subsidiaries	-	3,997	-	3,997
Stock-based compensation and other non-cash compensation	389	1,343	-	1,732
Gain on retirement of debt	-	(74,017)	-	(74,017)
Amortization of contract inducement and termination fee	(896)	(999)	-	(1,895)
Change in interest due on stock subscription receivable	-	(20)	-	(20)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(633)	1,121	-	488
Prepaid expenses and other current assets	400	(373)	-	27
Other assets	220	(801)	-	(581)
Accounts payable	856	(1,914)	-	(1,058)
Due to corporate/from subsidiaries	(50,128)	50,128	-	-
Accrued interest	-	(8,921)	-	(8,921)
Accrued compensation and related benefits	35	(6,029)	-	(5,994)
Income taxes payable	-	(4,433)	-	(4,433)
Other liabilities	(10,927)	16,632	-	5,705
Net cash flows used in operating activities from discontinued operations	(351)	(2,313)	-	(2,664)
Net cash flows from (used in) operating activities	42,339	(264,176)	235,669	13,832
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,058)	(7,539)	-	(12,597)
Cash paid for acquisitions	(34,918)	(35,537)	-	(70,455)
Investment in subsidiaries	-	235,669	(235,669)	-
Proceeds from sale of assets	-	150,224	-	150,224
Purchase of intangible assets	(584)	(342)	-	(926)
Deposits and payments for station purchases and other assets	-	(215)	-	(215)
Net cash flows used in investing activities from discontinued operations	-	-	-	-
Net cash flows (used in) from investing activities	(40,560)	342,260	(235,669)	66,031
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Subordinated Notes	-	(120,787)	-	(120,787)
Repayment of other debt	-	(1,004)	-	(1,004)
Proceeds from credit facility	-	227,000	-	227,000
Repurchase of common stock	-	(12,104)	-	(12,104)
Payment of credit facility	-	(170,299)	-	(170,299)
Payment of stock subscriptions receivable	-	1,737	-	1,737
Payment to minority interest shareholders	-	(6,364)	-	(6,364)
Net cash flows used in financing activities	-	(81,821)	-	(81,821)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,779	(3,737)	-	(1,958)
CASH AND CASH EQUIVALENTS, beginning of period	822	23,425	-	24,247
CASH AND CASH EQUIVALENTS, end of period	$2,601	$19,688	$-	$22,289

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(202,996)	$(385,029)	$196,525	$(391,500)
Adjust for net loss from discontinued operations	6,471	127,647	(4)	134,114
Net (loss) from continuing operations	(196,525)	(257,382)	196,521	(257,386)
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	5,969	8,799	-	14,768
Amortization of debt financing costs	-	2,241	-	2,241
Deferred income taxes	-	(28,013)	-	(28,013)
Impairment of long-lived assets	206,828	4,223	-	211,051
Equity in net losses of affiliated company	-	15,836	-	15,836
Minority interest in income of subsidiaries	-	3,910	-	3,910
Stock-based compensation and other non-cash compensation	1,246	1,791	-	3,037
Amortization of contract inducement and termination fee	(896)	(913)	-	(1,809)
Change in interest due on stock subscription receivable	-	(75)	-	(75)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	1,211	2,558	-	3,769
Prepaid expenses and other current assets	(441)	(744)	-	(1,185)
Income tax receivable	-	1,296	-	1,296
Other assets	38	(399)	-	(361)
Due to corporate/from subsidiaries	(18,564)	18,564	-	-
Accounts payable	(2,179)	(2,620)	-	(4,799)
Accrued interest	-	(270)	-	(270)
Accrued compensation and related benefits	361	(1,453)	-	(1,092)
Income taxes payable	-	1,997	-	1,997
Other liabilities	1,288	1,221	-	2,509
Net cash flows from (used in) operating activities from discontinued operations	6,168	72,418	4	78,590
Net cash flows from (used in) operating activities	4,504	(157,015)	196,525	44,014
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,552)	(5,651)	-	(10,203)
Equity investments	-	(12,590)	-	(12,590)
Investment in subsidiaries	-	196,525	(196,525)	-
Proceeds from sale of assets	-	108,100	-	108,100
Deposits and payments for station purchases and other assets	-	(5,904)	-	(5,904)
Net cash flows used in investing activities from discontinued operations	-	(935)	-	(935)
Net cash flows used in investing activities	(4,552)	279,545	(196,525)	78,468
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(14)	(124,683)	-	(124,697)
Payment of bank financing costs	-	(3,004)	-	(3,004)
Payment to minority interest shareholders	-	(2,940)	-	(2,940)
Net cash flows used in financing activities	(14)	(130,627)	-	(130,641)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(62)	(8,097)	-	(8,159)
CASH AND CASH EQUIVALENTS, beginning of period	884	31,522	-	32,406
CASH AND CASH EQUIVALENTS, end of period	$822	$23,425	$-	$24,247

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2006

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(As Adjusted - See Note 1)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$40,208	$(10,946)	$(35,992)	$(6,730)
Adjust for net loss (income) from discontinued operations	(4,216)	28,279	(98)	23,965
Net income (loss) from continuing operations	35,992	17,333	(36,090)	17,235
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	5,720	8,170	-	13,890
Amortization of debt financing costs	-	2,097	-	2,097
Amortization of production content	-	2,277	-	2,277
Deferred income taxes	-	2,066	-	2,066
Loss on write-down of investment	-	270	-	270
Equity in net losses of affiliated company	-	2,341	-	2,341
Minority interest in income of subsidiaries	-	3,004	-	3,004
Stock-based compensation and other non-cash compensation	1,717	4,264	-	5,981
Amortization of contract inducement and termination fee	(975)	(1,090)	-	(2,065)
Change in interest due on stock subscription receivable	-	(76)	-	(76)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(2,378)	(3,032)	-	(5,410)
Prepaid expenses and other current assets	119	2,277	-	2,396
Income tax receivable	-	2,639	-	2,639
Other assets	-	1,000	-	1,000
Due to corporate/from subsidiaries	(62,497)	62,497	-	-
Accounts payable	1,536	1,134	-	2,670
Accrued interest	-	(35)	-	(35)
Accrued compensation and related benefits	82	(2,222)	-	(2,140)
Income taxes payable	-	(1,340)	-	(1,340)
Other liabilities	(799)	2,703	-	1,904
Net cash used in operating activities from discontinued operations	73,162	(44,504)	98	28,756
Net cash flows from operating activities	51,679	61,773	(35,992)	77,460
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(6,421)	(7,180)	-	(13,601)
Equity investments	-	(17,086)	-	(17,086)
Acquisitions	(44,063)	875	-	(43,188)
Investment in subsidiaries	-	(35,992)	35,992	-
Proceeds from sale of assets	-	30,000	-	30,000
Deposits and payments for station purchases and other assets	(1,085)	(44)	-	(1,129)
Net cash flows used in investing activities from discontinued operations	-	(1,223)	-	(1,223)
Net cash flows used in investing activities	(51,569)	(30,650)	35,992	(46,227)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(20)	(48,000)	-	(48,020)
Proceeds from credit facility	-	33,000	-	33,000
Proceeds from exercise of stock options	-	52	-	52
Payment to minority interest shareholders	-	(2,940)	-	(2,940)
Net cash flows used in financing activities	(20)	(17,888)	-	(17,908)
INCREASE IN CASH AND CASH EQUIVALENTS	90	13,235	-	13,325
CASH AND CASH EQUIVALENTS, beginning of period	794	18,287	-	19,081
CASH AND CASH EQUIVALENTS, end of period	$884	$31,522	$-	$32,406

19.  SUBSEQUENT EVENTS:

During January 2009, the Company repurchased in the open market, approximately $2.4 million of its 8 7/8% Senior Subordinated Notes due July 2011 at an average discount of 50.0%. The Company recorded a gain on the retirement of debt of approximately $1.2 million, net of the write-off of deferred financing costs of $16,000. The Company funded the debt retirement with cash on hand. The balance of notes outstanding as of January 31, 2009 was $101.5 million.

During January and February 2009, the Company repurchased 1,900 shares of Class A common stock in the amount of $884 at an average price of $0.46 per share and 8,341,165 shares of Class D common stock in the amount of approximately $4.2 million at an average price of $0.51 per share. As of February 27, 2009, the Company had $55.7 million in capacity available under its share repurchase program.

 On March 3, 2009, S&P lowered our corporate credit rating to B- from B and the issue-level rating on our $800.0 million secured credit facility to B- from BB-. While noting that our rating outlook was negative, the ratings downgrade reflects concern over the Company’s ability to maintain compliance with financial covenants due to weak radio advertising demand amid the deepening recession, which S&P expects to persist for all of 2009.

RADIO ONE, INC. AND SUBSIDIARIES

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2008, 2007 and 2006

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
2008	$2,021	$5,172	$55	$3,459	$3,789
2007	3,743	1,452	-	3,174	2,021
2006	2,710	4,177	23	3,167	3,743

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions(1)	Balance at End of Year
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
2008	$133,977	$69,212	$1,088	$1,479	$205,756
2007	2,248	132,085	-	(356)	133,977
2006	791	1,457	-	-	2,248

(1) Relates to an increase or (decrease) to the valuation allowance for deferred tax assets pertaining to interest rate swaps charged to accumulated other comprehensive income instead of provision for income taxes.

S-1