Form 10-K/A
period 2008-12-31
RADIO ONE INC
filed 2009-04-30
CIK 1041657

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐     No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Form 10-K/A
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

EXPLANATORY NOTE

       Radio One, Inc. is filing this Amendment to its Annual Report on Form 10-K for the fiscal year ended, December 31, 2008, which was previously filed with the Securities and Exchange Commission on March 16, 2009, to include information that was to be incorporated by reference from its definitive proxy statement in connection with its annual meeting pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended. The Company will not file its proxy statement in connection with its annual meeting within 120 days of its fiscal year ended December 31, 2008. As such, the Company is amending and restating Part III of its Form 10-K as required under General Instruction G(3) to Form 10-K.

       As a result of this amendment, the management certifications and consent of the independent registered public accounting firm, filed or furnished as exhibits to the Original Form 10-K have been re-executed and re-filed or refurnished, as applicable, as of the date of this Form 10-K/A.

       Except as described above, and for corrections of certain typographical errors of an immaterial and non-financial nature, this form 10-K/A does not amend, update or change the financial statements or any other items or disclosures made in the Form 10-K for the year ended December 31, 2008.

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

(b)
2007 estimated annual radio revenues are from BIA Financials Investing in Radio Market Report, 2008 Yearbook. The BIA Financials Investing in Radio Market Report, 2009 Yearbook which would include the 2008 estimated annual radio revenues was not available at the date the this Form 10-K/A was filed.

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

Internet Address and Internet Access to SEC Reports

    Our internet address is www.radio-one.com. You may obtain through our internet website, free of charge, copies of our proxies, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934. These reports are available as soon as reasonably practicable after we electronically file them with or furnish them to the SEC. Our website and the information contained therein or connected thereto shall not be deemed to be incorporated into this Form 10-K/A.

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

    (b) Station operating income:  Net (loss) income before depreciation and amortization, income taxes, interest income, interest expense, equity in loss of affiliated company, minority interest in income of subsidiaries, gain on retirement of debt, other expense, corporate expenses, stock-based compensation expenses, impairment of long-lived assets and gain or loss from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our physical plant, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead, stock-based compensation and discontinued operations. Station operating income is frequently used as a basis for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

    Equity in loss of affiliated company primarily reflects our estimated equity in the net loss of TV One, LLC (“TV One”). The decreased loss for the year ended December 31, 2008 was due primarily to smaller net losses generated by TV One, thus contributing to a decrease in our share of those losses. The Company’s share of those losses is driven by TV One’s current capital structure and the Company’s ownership levels in the equity securities of TV One that are currently absorbing its net losses. An adjustment was made to equity in loss of affiliated company for the year ended December 31, 2007 to correct for a change in TV One’s capital structure. Pursuant to Staff Accounting Bulletin (“SAB”) 99, “Materiality” and SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we increased the previously reported equity in loss of affiliated company for the year ended December 31, 2007 by approximately $4.4 million.

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

    In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions including but not limited to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to September 13, 2007, and no less than 1.60 to 1.00 from September 14, 2007 to June 30, 2008, and no less than 1.75 to 1.00 from July 1, 2008 to December 31, 2009, and no less than 2.00 to 1.00 from January 1, 2010 to December 31, 2010, and no less than 2.25 to 1.00 from January 1, 2011 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.00 to 1.00 beginning April 1, 2006 to September 13, 2007, and no greater than 7.75 to 1.00 beginning September 14, 2007 to March 31, 2008, and no greater than 7.50 to 1.00 beginning April 1, 2008 to September 30, 2008, and no greater than 7.25 to 1.00 beginning October 1, 2008 to June 30, 2010, and no greater than 6.50 to 1.00 beginning July 1, 2010 to September 30, 2011, and no greater than 6.00 to 1.00 beginning October 1, 2011 and thereafter, (c) maintaining a senior leverage ratio of no greater than 5.00 to 1.00 beginning June 13, 2005 to September 30, 2006, and no greater than 4.50 to 1.00 beginning October 1, 2006 to September 30, 2007, and no greater than 4.00 to 1.00 beginning October 1, 2007 and thereafter, (d) limitations on liens, (e) limitations on the sale of assets, (f) limitations on the payment of dividends, and (g) limitations on mergers, as well as other customary covenants. The Company was in compliance with all debt covenants as of December 31, 2008. At the date of the filing of this Form 10-K/A and based on its most recent projections, the Company's management believes it will be in compliance with all debt covenants through the end of fiscal year 2009. Based on its fiscal year end 2007 excess cash flow calculation, the Company made a debt principal prepayment of approximately $6.0 million in May 2008. For the year ended December 31, 2008 no excess cash calculation was required and therefore, no payment was required.

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

    The indentures governing our senior subordinated notes require that we comply with certain financial covenants limiting our ability to incur additional debt. Such terms also place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things. Our Credit Agreement also requires compliance with financial tests based on financial position and results of operations, including leverage ratios and an interest coverage ratio, all of which could effectively limit our ability to borrow under the Credit Agreement or to otherwise raise funds in the debt market. The Company was in compliance with all covenants as of December 31, 2008. At the date of the filing of this Form 10-K/A and based on current projections, the Company's management believes it will be in compliance with all covenants through the end of fiscal year 2009.

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

    The Company continually projects its anticipated cash needs, which include its operating needs, capital requirements, the TV One funding commitment and principal and interest payments on its indebtedness. Management’s most recent operating income and cash flow projections considered the current economic crisis, which has reduced advertising demand in general, as well as the limited credit environment. As of the filing of this Form 10-K/A, management believes the Company can meet its liquidity needs through the end of fiscal year 2009 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $25.9 million at December 31, 2008. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2009. However, a continued worsening economy, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, and further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through an amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.

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

    With the assistance of a third party valuation firm, the Company reassessed the estimated fair value of the award as of December 31, 2008 at approximately $4.3 million and, accordingly, recorded compensation expense and a liability for that amount. The fair valuation incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award.  As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

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

   The following table provides certain biographical information about the members of the Company’s board of directors.  Presently, there are seven members of the board of directors, five of whom are neither officers nor employees of Radio One.  The board of directors is divided into two classes, Class A, of which there are two directors, and Class B, of which there are five directors.  Two Class A directors, Terry L. Jones and Brian W. McNeill, were elected at the 2008 annual meeting to serve until the 2009 annual meeting.   To be elected, each Class A director must have received the affirmative vote of a plurality of the votes cast by the holders of the Class A common stock.  Five Class B directors were elected at the 2008 annual meeting, by the holders of Class A common stock and Class B common stock voting together, to serve until the 2009 annual meeting.  The Class B directors are Catherine L. Hughes, Alfred C. Liggins, III, D. Geoffrey Armstrong, Ronald E. Blaylock and B. Doyle Mitchell, Jr.  To be elected, each of the five Class B directors must have received the affirmative vote of a plurality of the votes cast by all stockholders entitled to vote.  There is no cumulative voting for the board of directors.

Terry L. Jones Director since 1995 Age: 62
Since 1990, Mr. Jones has been President of Syndicated Communications, Inc. (“Syncom”), a communications venture capital investment company, and its wholly owned subsidiary, Syncom Capital Corporation.  He joined Syncom in 1978 as a Vice President.  Mr. Jones serves in various capacities, including director, president, general partner and vice president, for various other entities affiliated with Syncom.  He also serves on the board of directors of Iridium Satellite LLC, TV One, LLC ("TV One"), Syncom Management Company, Inc. and Cyber Digital Inc., a publicly held company.

Brian W. McNeill Director since 1995 Age: 53
Mr. McNeill is a founder and Managing General Partner of Alta Communications.  He specializes in identifying and managing investments in the traditional sectors of the media industry, including radio and television broadcasting, outdoor advertising and other advertising-based or cash flow-based businesses.  Mr. McNeill currently serves on the board of directors of several significant companies in the radio and television industries including Una Vez Mas.  He joined Burr, Egan, Deleage & Co. as a general partner in 1986, where he focused on the media and communications industries. Previously, Mr. McNeill formed and managed the Broadcasting Lending Division at the Bank of Boston.  He received an MBA from the Amos Tuck School of Business Administration at Dartmouth College and graduated magna cum laude with a degree in economics from the College of the Holy Cross.

Catherine L. Hughes Chairperson of the Board and Secretary Director since 1980 Age: 62
Ms. Hughes has been Chairperson of the Board and Secretary of Radio One since 1980, and was Chief Executive Officer of Radio One from 1980 to 1997.  Since 1980, Ms. Hughes has worked in various capacities for Radio One including President, General Manager, General Sales Manager and talk show host.  She began her career in radio as General Sales Manager of WHUR-FM, the Howard University-owned, urban-contemporary radio station. Ms. Hughes is the mother of Mr. Liggins, Radio One’s Chief Executive Officer, President and a Director.

Alfred C. Liggins, III Chief Executive Officer, President and Treasurer Director since 1989 Age: 44
Mr. Liggins has been Chief Executive Officer (“CEO”) of Radio One since 1997 and President since 1989. Mr. Liggins joined Radio One in 1985 as an account manager at WOL-AM.  In 1987, he was promoted to General Sales Manager and promoted again in 1988 to General Manager overseeing Radio One’s Washington, DC operations.  After becoming President, Mr. Liggins engineered Radio One’s expansion into new markets.  Mr. Liggins is a graduate of the Wharton School of Business Executive MBA Program.  Mr. Liggins is the son of Ms. Hughes, Radio One’s Chairperson, Secretary and a Director.

D. Geoffrey Armstrong Director since 2001 Age: 51
Mr. Armstrong is currently Chief Executive Officer of 310 Partners, a private investment firm.  From March 1999 through September 2000, Mr. Armstrong was the Chief Financial Officer of AMFM, Inc., which was publicly traded on the New York Stock Exchange until it was purchased by Clear Channel Communications in September 2000.  Prior to that, he was Chief Operating Officer and a director of Capstar Broadcasting Corporation, which merged with AMFM, Inc.  Mr. Armstrong was a founder of SFX Broadcasting, which went public in 1993, and subsequently served as Chief Financial Officer, Chief Operating Officer, and a director until the company was sold in 1998.  Mr. Armstrong is also a director of Nexstar Broadcasting Group, Inc., a publicly held company.

Ronald E. Blaylock Director since 2002 Age: 49
Mr. Blaylock is a general partner with GenNx360, a private equity buy out firm focused on industrial business-to-business companies.  Prior to launching GenNx360, Mr. Blaylock founded and managed Blaylock & Company, one of the top minority-owned investment banking firms in the country. Mr. Blaylock held senior management positions with PaineWebber Group and Citicorp before launching Blaylock & Company in 1993.  Mr. Blaylock is also a director of the W.R. Berkley Corporation, a publicly held company.

B. Doyle Mitchell, Jr. Director since 2008 Age: 47	B. Doyle Mitchell, Jr. is President and CEO of Industrial Bank, NA, in the Washington, DC metropolitan area. He was elected to the board of directors of Industrial Bank, N.A. in 1990 and has been President since 1993. Mr. Mitchell serves on the board of directors of the Federal City Council, the Luke C. Moore Academy, Sewell Music Conservatory, Leadership Greater Washington, the Washington Performing Arts Society, the Greater Prince Georges Business Roundtable and the D.C. Chamber of Commerce, of which he was Chairman in 2001, and is one of the owners of the Washington Nationals Baseball Team.

Controlled Company Exemption

   We are a “controlled company” under rules governing the listing of our securities on the NASDAQ Stock Market because more than 50% of our voting power is held by Catherine L. Hughes, our Chairperson of the Board and Secretary, and Alfred C. Liggins, III, our CEO and President.  See “Security Ownership of Beneficial Owners and Management” in Item 12 below.  Therefore, we are not subject to NASDAQ Stock Market listing rules that would otherwise require us to have (i) a majority of independent directors on the board; (ii) a compensation committee composed solely of independent directors; (iii) a nominating committee composed solely of independent directors; (iv) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (v) director nominees selected, or recommended for the board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

Audit Committee of the Board of Directors

   The board has a standing audit committee.  The audit committee consists of D. Geoffrey Armstrong, who is the Chairman of the audit committee, Brian W. McNeill and B. Doyle Mitchell, Jr., each of whom satisfies the requirements for audit committee membership under the listing standards of the NASDAQ Stock Market.  Each of the audit committee members is independent, as that term is defined in Rule 4200(a)(14) of the NASDAQ Marketplace Rules.  The board of directors has determined that both Mr. Armstrong and Mr. Mitchell qualify as “audit committee financial experts” as defined by Item 401(h) of Regulation S-K of the Securities Act of 1933.  The board has adopted a written audit committee charter, which is available on our website at www.radio-one.com/about/audit_committee.asp.

   The audit committee is responsible for oversight of the quality and integrity of the accounting, auditing and reporting practices of Radio One, and as part of this responsibility the audit committee:

•	selects our independent auditors;

•	reviews the services performed by our independent auditors, including non-audit services, if any;

•	reviews the scope and results of the annual audit;

•	reviews the adequacy of the system of internal accounting controls and internal control over financial reporting;

•	reviews and discusses the financial statements and accounting policies with management and our independent auditors;

•	reviews the performance and fees of our independent auditors;

•	reviews the independence of our auditors;

•	reviews the audit committee charter; and

•	reviews related party transactions, if any.

EXCUTIVE OFFICERS

   The following table provides certain biographical information about members of the Company’s executive officers.

Alfred C. Liggins, III Chief Executive Officer, President and Treasurer Director since 1989 Age: 44
Mr. Liggins has been Chief Executive Officer of Radio One since 1997 and President since 1989. Mr. Liggins joined Radio One in 1985 as an account manager at WOL-AM.  In 1987, he was promoted to General Sales Manager and promoted again in 1988 to General Manager overseeing Radio One’s Washington, DC operations.  After becoming President, Mr. Liggins engineered Radio One’s expansion into new markets.  Mr. Liggins is a graduate of the Wharton School of Business Executive MBA Program.  Mr. Liggins is the son of Ms. Hughes, Radio One’s Chairperson, Secretary and a Director.

Peter D. Thompson Executive Vice President and Chief Financial Officer Age: 44
Mr. Thompson has been Chief Financial Officer (“CFO”) of Radio One since February 2008.  Mr. Thompson joined the Company in October 2007, as the Company’s Executive Vice President of Business Development. Prior to his employment with the Company, Mr. Thompson worked on various business development projects for Radio One.  Prior to working with the Company, Mr. Thompson served as a public accountant and spent 13 years at Universal Music in the United Kingdom, five of them as CFO.

Barry A. Mayo President, Radio Division Age: 56
Mr. Mayo has been President of Radio One’s Radio Division since August 2007.  Prior to joining Radio One, Mr. Mayo served as a consultant to the Company through his firm Mayomedia, a media consulting firm specializing in urban markets.  Mr. Mayo has held numerous senior management positions during his 30 plus years of experience in the industry.  He began as a program director and he helped create one of the largest urban stations in the country, WRKS-FM, in New York.  Three years after joining the programming staff at WRKS-FM, Mr. Mayo became Vice President and General Manager of that station.  In 1988, he and a group of partners founded Broadcast Partners.  While Mr. Mayo served as President, Broadcast Partners grew into an eleven-station, publicly traded company with stations in Dallas, New York, Chicago and Charlotte.  In 1995, Mr. Mayo sold his share of Broadcast Partners and founded Mayomedia.  In 2003, he was recruited back to New York to become the Senior Vice President and Market Manager for Emmis Radio.  He left Emmis Radio in 2006 to resume his consulting career and began working with Radio One in July 2006 as a consultant.

Linda J. Vilardo Vice President, Assistant Secretary and Chief Administrative Officer Age: 51
Ms. Vilardo has been Chief Administrative Officer (“CAO”) of Radio One since November 2004, Assistant Secretary since April 1999, Vice President since February 2001, and was General Counsel from January 1998 to January 2005.  Prior to joining Radio One, Ms. Vilardo was a partner in the Washington, DC office of Davis Wright Tremaine LLP, where she represented Radio One as outside counsel.  From 1992 to 1997, she was a shareholder of Roberts & Eckard, P.C., a firm that she co-founded. Ms. Vilardo is a graduate of Gettysburg College, the National Law Center at George Washington University and the University of Glasgow.

Code of Ethics

   We have adopted a Code of Ethics that applies to all of our directors, officers and employees and meets the requirements of the rules of the SEC and the NASDAQ Stock Market.  The Code of Ethics is available on our website, www.radio-one.com, or can be obtained without charge by written request to Assistant Secretary, Radio One, Inc., 5900 Princess Garden Parkway, 7th Floor, Lanham, MD 20706.  We do not anticipate making material amendments to or waivers from the provisions of the Code of Ethics.  If we make any material amendments to our Code of Ethics, or if our board of directors grants any waiver from a provision thereof to our executive officers or directors, we will disclose the nature of such amendment or waiver, the name of the person(s) to whom the waiver was granted and the date of the amendment or waiver in a current report on Form 8-K.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires Radio One’s directors and executive officers and persons who beneficially own more than ten percent of our common stock to file with the Securities and Exchange Commission (“SEC”) reports showing ownership and changes in ownership of our common stock and other equity securities. On the basis of reports and representations submitted by Radio One’s directors, executive officers, and greater than ten percent owners, we believe that all required Section 16(a) filings for the fiscal year ended December 31, 2008 were timely made.

ITEM 11.	EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Compensation Policies and Philosophy

   The overall objective of our compensation to our executives is to attract, motivate, retain and reward the top-quality management that we need in order to operate successfully and meet our strategic objectives, including our diversification into a broader multi-media company.  To achieve this, we aim to provide a performance-based compensation package that is competitive in the markets and industries in which we compete for talent, provides rewards for achieving financial, operational and strategic performance goals, and aligns executives’ financial interests with those of our shareholders.

   We operate in the intensely competitive media industry, which is characterized by rapidly changing technology, evolving industry standards, frequent introduction of new media services, price and cost competition, limited advertising dollars, and extensive regulation.  We face many aggressive and well-financed competitors.  In this environment, our success depends on attracting and maintaining a leadership team with the integrity, skills, and dedication needed to manage a dynamic organization and the vision to anticipate and respond to future market developments.  We use our executive compensation program to help us achieve this objective. Part of the compensation package is designed to enable us to assemble and retain a group of executives who have the collective and individual abilities necessary to run our business to meet these challenges.  Other parts are intended to focus these executives on achieving financial results that enhance the value of our stockholders’ investment.  At the same time, the compensation structure is flexible, so that we can meet the changing needs of our business over time and reward executive officers and managers based on the financial performance of operations under their control.

Process

   Our compensation committee meets periodically throughout the year.  In addition, members of the compensation committee discuss compensation matters with our CEO and CFO and among themselves informally outside of meetings.  In establishing the compensation levels for Radio One’s executive officers, the compensation committee considers a number of qualitative and quantitative factors, including the competitive market for executives, the level and types of compensation paid to executive officers in similar positions by comparable companies, and an evaluation of Radio One’s financial and operational performance.  We review the compensation paid to executives at other comparable media companies as a reference point for determining the competitiveness of our executive compensation.  Our peer group of radio broadcasting companies includes Citadel Broadcasting Corporation, Cox Radio, Inc., Emmis Communications Corp., Entercom Communications Corp. and Saga Communications Inc.  In addition, given the diversity of our business, the compensation committee may review the compensation practices at companies with which it competes for talent, including television, cable, film, online, software and other publicly held businesses with a scope and complexity similar to ours.  The compensation committee does not attempt to set each compensation element for any executive within a particular range related to levels provided by peers.  Instead, the compensation committee uses market comparison as one factor in making compensation decisions.  Other factors considered when making individual executive compensation decisions include individual contribution and performance, reporting structure, internal pay relationship, complexity and importance of roles and responsibilities, leadership and growth potential.

   Our CEO provides input into the compensation discussion and makes recommendations to the compensation committee for annual compensation changes and bonuses for the executive officers and the appropriateness of additional long-term incentive compensation. The compensation committee has retained and actively consults with a benefits consulting firm to assist with setting compensation for our executives.

Principal Components of Executive Compensation

   We seek to achieve our compensation philosophy through three key compensation elements:

•	base salary;

•	a performance-based annual bonus (that constitutes the short-term incentive element of our program), which may be paid in cash, restricted stock units, shares of stock or a combination of these; and

•
grants of long-term, equity-based compensation (that constitute the long-term incentive element of our program), such as stock options and/or restricted stock units, which may be subject to time-based and/or performance-based vesting requirements.

The compensation committee believes that this three-part approach is consistent with programs adopted by similarly situated companies and best serves the interests of our stockholders.  The approach enables us to meet the requirements of the competitive environment in which we operate, while ensuring that executive officers are compensated in a manner that advances both the short and long-term interests of our stockholders.  Under this approach, compensation for our executive officers involves a high proportion of pay that is “at risk”, namely, the annual bonus and the value of stock options and restricted stock units.  Stock options and/or restricted stock units relate a significant portion of each executive’s long-term remuneration directly to the stock price appreciation realized by our stockholders.

•
Base salary.  Our objective with respect to base salary is to pay our executives compensation that is competitive in the marketplace and reflects the level of responsibility and performance of the executive, the executive’s experience and tenure, the scope and complexity of the position, the compensation of the executive compared to the compensation of our other key salaried employees and the compensation paid for comparable positions by other companies in the radio broadcast industry, and the performance of our Company.  During 2008, we had multiple-year employment agreements with Barry A. Mayo, President, Radio Division and Linda J. Vilardo, CAO, which established their base salaries and annual increases. Ms. Vilardo’s employment agreement expired on October 31, 2008 and has not been renewed to date. In March 2008, in connection with his appointment to CFO, we entered into an employment agreement with Peter D. Thompson.  In addition, in April 2008, the Company executed new employment agreements for the Chairperson, Catherine L. Hughes and the CEO, Alfred C. Liggins, III, both of whom had been employed without employment agreements for several years.  The compensation committee believes that entering into these agreements assists us in retaining our key officers for a certain period of time and focuses the officers’ energies on our business. The annual salaries of the Chairperson, and the CEO, were increased 72.7% and 69.3%, respectively, in 2008.  Under the terms of their new three year employment agreements, the base salaries of the Chairperson and the CEO were increased to reflect current market compensation for comparable positions paid by other companies in the radio broadcast industry. The CEO also received a one-time payment intended to act as retroactive compensation given that the compensation committee had determined his base salary was below market compensation for the last three years. The annual salary of the CAO was increased 3.5% during 2008. As the CFO was appointed in February 2008, there is no base year to benchmark his salary against.

•
Bonus.  Our executives are eligible to receive an annual bonus intended to provide financial incentives for performance and to align the goals and performance of the executive to our overall objectives.  The compensation committee has significant flexibility in awarding cash bonuses.  The compensation committee may consider, among other things, year-to-year revenue growth compared to that of the radio industry, same station revenue, operating performance versus our business plan, acquisitions and divestitures, employee retention, sales and operating initiatives, and stock price performance compared to the industry peer group.  Bonus recommendations for executive officers other than the CEO are proposed by the CEO, reviewed, revised when appropriate, and approved by the compensation committee.  The compensation committee establishes the bonus level for the CEO.  Under the terms of his new employment agreement, the CEO’s bonus award has two components.  The first component, equaling 50% of the award, is based on the achievement of pre-established individual and Company performance goals, as determined by the compensation committee in consultation with the CEO.  The second component, equaling the balance of the award, is determined at the discretion of the compensation committee.  The CEO’s bonus award may not in the aggregate exceed his annual base salary. The bonus is typically paid in the first quarter of each year.

On February 17, 2009, the compensation committee in conjunction with the CEO determined that given the effects the current global financial and economic crisis, the unprecedented market conditions and the resultant operational performance in 2008, except in certain limited circumstances mandated by contract or by pre-established compensation plans rewarding certain employees for revenue generation or achieving certain ratings goals, bonuses would not be paid on a company wide basis.  While the determination does not preclude payment of 2009 performance-based annual bonuses in the normal course in future years, the determination did preclude the payment of bonuses to all members of the executive team, including the Chairperson and the CEO, for fiscal year 2008.

•
Long-term Incentives.  We believe that equity ownership by the executives provides incentive to build stockholder value, aligns the interests of the executives with the interests of stockholders and serves as motivation for long-term performance. Stock awards are made pursuant to the Radio One Amended and Restated 1999 Stock Option and Restricted Stock Grant Plan, which was approved by our stockholders (as amended, the “1999 Stock Plan”).  We can grant options or restricted stock to employees, consultants and non-employee directors under the plan.  We may not grant awards of more than 704,050 shares of our Class A common stock or more than 1,908,099 shares of our Class D common stock to any one participant in any calendar year.  Options may be either non-qualified stock options or incentive stock options, as those terms are defined in the Internal Revenue Code.  Each option will be exercisable in whole or in installments, as determined at the time of grant, and will expire not more than ten years from the date of grant.  The 1999 Stock Plan enables us to provide and tailor incentive compensation for the retention of key personnel and to support long-term corporate and business objectives.  In addition, the plan allows us to anticipate and respond to a changing business environment and competitive compensation practices. The compensation committee administers the plan and establishes the size of the initial and periodic grants to the CEO and the other executive officers.

The compensation committee may award stock options or grant restricted stock to any executive officer or other eligible participants under the Plan, on its own initiative or at the recommendation of management.  In accordance with our Stock Plan Administration Procedures, as approved by the compensation committee, the grant date for grants approved by the compensation committee to executive officers (other than a company wide grants) is the next monthly grant date immediately following the meeting of the compensation committee.  Monthly grant dates are generally the fifth day of each month, or the next NASDAQ trading day in the event the fifth day is not a business day.  However, it is also our practice in granting options to executive officers to wait for the release of any material non-public information and settlement of that information in the marketplace.

Of our executive officers, only Mr. Mayo was granted stock options or restricted shares in 2007.  Mr. Mayo was granted options to purchase 50,000 shares of Class D common stock as well as 50,000 restricted shares of Class D common stock upon his employment with the Company.   Of the two equal increment grants, one grant vested on August 5, 2008 and the remainder vests on August 5, 2009, or alternatively, fully in the event of a Change of Control of the Company (as defined in the Company’s Amended and Restated 1999 Stock Option and Restricted Stock Grant Plan).  On March 31, 2008, in connection with his appointment to CFO, Peter D. Thompson was granted 75,000 shares of restricted stock and options for another 75,000 shares, all to vest ratably annually over the three year term of the agreement.  In accordance with the Company’s Stock Plan Administration Procedures, the pricing of the grant occurred on June 5, 2008.

In conjunction with her new employment agreement, the Chairperson was granted options to purchase 600,000 shares of Class D common stock as well as 150,000 restricted shares of Class D common stock.  Both grants will vest ratably annually over the life of the three year employment agreement or alternatively, fully in the event of a Change of Control of the Company (as defined in the Company’s Amended and Restated 1999 Stock Option and Restricted Stock Grant Plan).  In conjunction with his new employment agreement, the CEO was granted options to purchase 1,150,000 shares of Class D common stock as well as 300,000 restricted shares of Class D common stock.  The grants also vest ratably annually over the life of the CEO’s three year employment agreement or alternatively, fully in the event of a Change of Control of the Company (as defined in the Company’s Amended and Restated 1999 Stock Option and Restricted Stock Grant Plan).  In accordance with the Company’s Stock Plan Administration Procedures, the pricing of both the Chairperson’s and the CEO’s grants occurred on June 5, 2008.  No other stock option grants or other equity incentive awards were made in 2008 or made otherwise as a part of 2008 compensation for any executives.

When authorized by the compensation committee to do so, the CEO or CFO may make stock option awards or restricted stock grants to new hires, contractors or consultants and to existing employees on promotion or other change in employee status, in accordance with the committee’s delegation of authority.  Historically, we have utilized stock options as our primary means of providing long-term incentive compensation. Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, sets forth accounting requirements for share-based compensation to employees using a fair-value based method.  We did not make a company-wide grant of stock options or other equity incentive awards in 2008.

Other Benefits and Perquisites

   As part of our competitive compensation package to attract and retain talented employees, we offer retirement, health and other benefits to our employees.  Our executive officers participate in the same benefit plans as our other salaried employees.  The only benefit programs offered to our executive officers either exclusively or with terms different from those offered to other eligible employees are the following:

•
Deferred Compensation.  We have a deferred compensation plan that allows Catherine L. Hughes, our Chairperson, to defer compensation on a voluntary, non-tax qualified basis. Under the plan, she may defer up to a specified amount of her base salary and bonus until death, disability, retirement or termination. The amount owed to her as deferred compensation is an unfunded and unsecured general obligation of our Company. Deferred amounts accrue interest based upon the return earned on an investment account with a designated brokerage firm established by Radio One.

•
Other Perquisites.  We provide few perquisites to our executive officers. Currently, we provide or reimburse executives for a company automobile, driver and various administrative services including a financial manager and home-based administrative support for our CEO.

   We have set forth the incremental cost of providing these benefits and perquisites to our named executives in the 2008 Summary Compensation Table in the “All Other Compensation” column.

Post-termination and Change in Control Benefits

   Under the employment agreements that we have entered into with Catherine L. Hughes, Alfred C. Liggins, Peter D. Thompson, and Barry A. Mayo, each executive’s unvested equity awards will become fully exercisable immediately upon a Change of Control (as defined in the Company’s Amended and Restated 1999 Stock Option and Restricted Stock Grant Plan).  Under the terms of her employment agreement, upon termination without cause or for good reason within two years following a change of control, Ms. Hughes will receive an amount equal to three times the sum of (1) her annual base salary and (2) the average of her last three annual incentive bonus payments, in a cash lump sum within five days of such termination, a pro-rated annual bonus for the year of termination, and continued welfare benefits for three years, subject to all applicable federal, state and local deductions. Similarly, under the terms of his employment agreement, upon termination without cause or for good reason within two years following a change of control Mr. Liggins will receive an amount equal to three times the sum of (1) his annual base salary and (2) the average of his last three annual incentive bonus payments, in a cash lump sum within five days of such termination, a pro-rated annual bonus for the year of termination, and continued welfare benefits for three years, subject to all applicable federal, state and local deductions.

   Under the terms of his employment agreement, in the event that Mr. Thompson is terminated other than for cause, provided Mr. Thompson executes a general liability release, the Company will pay Mr. Thompson severance in an amount equal to three month’s base compensation, subject to all applicable federal, state and local deductions.

   Under the terms of his employment agreement, in the event that Mr. Mayo is terminated other than for cause, provided Mr. Mayo executes a general liability release, the Company will pay Mr. Mayo severance in the amount of $300,000, subject to all applicable federal, state and local deductions.

Tax Deductibility of Executive Compensation

   Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes limitations upon the federal income tax deductibility of compensation paid to certain executive officers. On June 4, 2008, the Internal Revenue Service issued Notice 2008-4, which defines the group of executive officers who are considered covered employees for purposes of Section 162(m) of the Internal Revenue Code. The Notice specifically excludes the chief financial officer from coverage under Section 162(m) and provides that the only individuals who will be considered covered employees are the chief executive officer and the three highest compensated officers (other than the chief executive officer or chief financial officer). Previously, the chief executive officer and the four other highest compensated officers were subject to Section 162(m), and the chief financial officer was not automatically excluded. Under the 162(m) limitations, we may deduct up to $1,000,000 of compensation for such executive officer in any one year or may deduct all compensation, even if over $1,000,000, if we meet certain specified conditions (such as certain performance-based compensation that has been approved by stockholders). As the net cost of compensation, including its deductibility, is weighed by the compensation committee against many factors in determining executive compensation, the compensation committee may determine that it is appropriate and in Radio One’s best interest to authorize compensation that is not deductible, whether by reason of Section 162(m) or otherwise.

EXECUTIVE COMPENSATION

   The following table sets forth the total compensation for each of the named executive officers for the year ended December 31, 2008:

Summary Compensation Table (1)

Name and Principal Position	Year	Salary ($)		Bonus (2) ($)	Stock Based Awards ($)	All Other Compensation ($)		Total ($)
Catherine L. Hughes - Chairperson	2008	733,795	(3)	159,030	—	15,422	(4)	884,247

Alfred C. Liggins, III - CEO	2008	846,271		6,420,000	—	62,815	(5)	7,329,086

Peter D. Thompson - CFO (6)	2008	361,607		20,000	—	6,000	(7)	387,607

Barry A. Mayo - President, Radio Division	2008	500,000		—	—	—		500,000

Linda J. Vilardo - CAO	2008	445,145		2,151,475	—	—		2,596,620

(1)
Except for grants to Ms. Hughes, Mr. Liggins and Mr. Thompson, there were no stock awards, non-equity incentive plan compensation or option grants to executive officers during 2008.  Ms. Hughes was granted options to purchase 600,000 shares of Class D stock and 150,000 restricted shares of Class D stock upon execution of her new employment agreement in April 2008. Mr. Liggins was granted options to purchase 1,150,000 shares of Class D stock, 300,000 restricted shares of Class D stock and the ability to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One upon execution of his new employment agreement in April 2008. Mr. Thompson was granted options to purchase 75,000 shares of Class D stock and 75,000 restricted shares of Class D stock upon execution of his employment agreement in March 2008. The Company does not provide a defined benefit pension plan and there were no above-market or preferential earnings on deferred compensation.

(2)
2007 annual bonuses were paid in 2008 in accordance with our corporate policy.  Mr. Liggins’ aggregate bonus amount includes (i) a $1,000,000 “signing bonus” and (ii) a “make-whole” bonus of $4,800,000, both paid in connection with Mr. Liggins’ 2008 employment agreement. Ms. Vilardo’s aggregate bonus amount includes a $2,000,000 retention bonus paid in November 2008, pursuant to her previous employment agreement.

(3)	Includes $24,000 of deferred compensation.

(4)	For company automobile provided to Ms. Hughes.

(5)	For administrative support and company automobile provided to Mr. Liggins.

(6)	Served as Executive Vice President of Business Development through February 19, 2008 and began as CFO on February 20, 2008.

(7)	For company automobile provided to Mr. Thompson.

   The following table sets forth the number of shares of common stock subject to exercisable and unexercisable stock options held as of December 31, 2008. There were no option exercises during 2008 by the named executive officers. Restricted stock awards and option grants were made to Catherine L. Hughes, Alfred C. Liggins and Peter D. Thompson in 2008.

Outstanding Equity Awards at 2008 Fiscal Year-End

	Number of Securities		Number of Securities
	Underlying Unexercised		Underlying Unexercised
	Options		Options/Restricted Stock
	(#) exercisable		(#) not exercisable	Option Exercise	Option
Name	Class A	Class D	Class D	Price ($)	Expiration Date

Catherine L. Hughes	—	—	150,000	—	—
25	—	600,000	—	1.41	6/05/2018

Alfred C. Liggins, III	—	—	300,000	—	—
	—	1,500,000	—	14.80	8/10/2014
	—	1,150,000	—	1.41	6/05/2018

Peter D. Thompson	—	—	75,000	—	—
	—	75,000	—	1.41	6/05/2018

Barry A. Mayo	—	—	25,000	—	—
	—	50,000	—	4.05	8/06/2017

Linda J. Vilardo	—	55,564	—	8.11	5/05/2009
	7,799	—	—	7.78	5/05/2009

Non-qualified Deferred Compensation — 2008
Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year End
Catherine L. Hughes	$24,000	-0-	$6,489	-0-	$330,671
Alfred C. Liggins, III	—	—	—	—	—
Peter D. Thompson	—	—	—	—	—
Barry A. Mayo	—	—	—	—	—
Linda J. Vilardo	—	—	—	—	—

   The following table shows the potential payments to Ms. Hughes, Mr. Liggins, Mr. Thompson and Mr. Mayo upon termination or change in control under their respective employment agreements. For purposes of calculating the potential payments set forth in the table below, we have assumed that (i) the date of termination was December 31, 2008, (ii) the payments are based upon the terms of the employment agreement which was in effect on December 31, 2008, and (iii) the stock price was $0.22, the closing market price of our Class D common stock on December 31, 2008, the last business day of the 2008 fiscal year.   As Ms. Vilardo’s employment agreement expired on October 31, 2008, Ms. Vilardo was no longer entitled to any such payments as of December 31, 2008.

Potential Payments upon Termination or Change in Control

	Resignation of Officer Upon Change in Control	Termination w/o Cause or Upon Change of Control or Resignation for Good Reason	Termination for Cause or Resignation w/o Good Reason, Death or Disability
Executive Benefits and Payments Upon Termination for Catherine L. Hughes
Base Salary/Severance	$2,250,000	$750,000	n/a
Medical and Dental			n/a
Total	$2,250,000	$750,000
Executive Benefits and Payments Upon Termination for Alfred C. Liggins
Base Salary/Severance	$2,940,000	$980,000	n/a
Medical and Dental			n/a
Total	$2,940,000	$980,000
Executive Benefits and Payments Upon Termination for Peter D. Thompson
Base Salary/Severance	n/a	$93,750	n/a
Medical and Dental	n/a	n/a	n/a
Total		$93,750
Executive Benefits and Payments Upon Termination for Barry A. Mayo
Base Salary/Severance	n/a	$300,000	n/a
Medical and Dental	n/a	n/a	n/a
Total		$300,000

Directors’ Fees

   Our non-employee directors each receive a retainer of $20,000 which is paid in equal installments on a quarterly basis. In addition, they receive $1,000 for each board meeting attended, and are reimbursed for all out-of-pocket expenses related to meetings attended. Non-employee directors serving as chairperson of a committee of the board of directors receive an extra $10,000 per annum. Each of our non-officer directors also received options to purchase 5,000 shares of Class D common stock in 2004 and 10,000 shares in 2005. The directors did not receive stock options, stock awards, incentive plan or other non-cash compensation in 2006 or 2007.  In 2008, each of our non-officer directors also received options to purchase 17,730 shares of Class D common stock.  Our officers who serve as directors do not receive compensation for their services as directors other than the compensation they receive as officers of Radio One.

2008 Director Compensation

Name	Fees Earned or Paid in Cash ($)
Terry L. Jones	24,500
Brian W. McNeill	18,000
B. Doyle Mitchell, Jr.	17,000
D. Geoffrey Armstrong	25,500
Ronald E. Blaylock	18,000

Employment Agreements

   Chairperson.  Catherine L. Hughes, our founder, serves as our Chairperson of the board of directors and Secretary.  Ms. Hughes’ employment agreement dated April 16, 2008 provides for an annual base salary of $750,000 that may be increased at the discretion of the Board.  The employment agreement also provides for an annual cash bonus at the discretion of the board up to a maximum of $250,000. Ms. Hughes’ is also entitled to receive a pro-rata portion of her bonus upon termination due to death or disability. As noted above, no member of the executive team, including the Chairperson, was paid a performance-based bonus for fiscal year 2008. Ms. Hughes also receives standard retirement, welfare and fringe benefits, as well as a vehicle, wireless communication allowances and financial manager services.

   President and Chief Executive Officer.  Alfred C. Liggins, III is employed as our President and CEO and is a member of the board of directors. Under the terms of his employment agreement dated April 16, 2008, Mr. Liggins receives a base salary of $980,000 which is subject to an annual increase at the discretion of the board of directors.  Mr. Liggins is also eligible for a bonus award equal up to his base salary comprised of two components. The first component, equaling 50% of the award, is based on the achievement of pre-established individual and Company performance goals, as determined by the compensation committee in consultation with Mr. Liggins.  The second component, equaling the balance of the award, is determined at the discretion of the compensation committee. Mr. Liggins is also entitled to receive a pro-rata portion of his bonus upon termination due to death or disability. As noted above, no member of the executive team, including the CEO, was paid a performance-based bonus for fiscal year 2008.

   In recognition of his contributions in founding TV One on behalf of the Company, Mr. Liggins is also eligible to receive an amount equal to 8% of any dividends paid in respect of the Company’s investment in TV One and 8% of the proceeds of the Company’s investment in TV One (the “TV One Award”).  In both events, the Company’s obligation to pay any portion of the TV One Award is only triggered after the Company’s recovery of the full amount of its cumulative capital contributions in TV One.  Mr. Liggins will only receive the TV One Award upon actual cash distributions or distributions of marketable securities.  Mr. Liggins’ rights to the TV One Award (i) cease if he is terminated for cause or he resigns without good reason and (ii) expire at the end of the term of his employment agreement.  Mr. Liggins also receives standard retirement, welfare and fringe benefits, as well as a vehicle, wireless communication allowances and personal assistant and financial manager services.

   Chief Financial Officer.  Peter D. Thompson is employed as Executive Vice President and CFO pursuant to an employment agreement with the Company. The employment agreement provides for a base salary which is subject to an annual increase of not less than 3%.  The agreement also provides for an annual discretionary cash bonus in an amount not to exceed $75,000 in 2008 and, thereafter, in an amount to be determined by the CEO. Mr. Thompson is also entitled to receive a pro-rata portion of his bonus upon termination due to death or disability. Mr. Thompson was not paid a performance-based bonus for fiscal year 2008. Mr. Thompson also receives standard retirement, welfare and fringe benefits, as well as a vehicle allowance.

   President, Radio Division. Barry A. Mayo is employed as President, Radio Division pursuant to an employment agreement with the Company. The employment agreement provides for a base salary which is subject to an annual increase of not less than 3%.  The employment agreement also provides for (i) a quarterly bonus not to exceed $25,000 during each quarter Mr. Mayo remains employed with the Company and satisfies certain broadcast revenue flow goals established by the Company and (ii) an annual cash bonus at the discretion of the board of directors.  Mr. Mayo is also entitled to receive a pro-rata portion of his bonus upon termination due to death or disability. Mr. Mayo was not paid a performance-based bonus for fiscal year 2008. Mr. Mayo also receives standard retirement, welfare and fringe benefits, as well as a vehicle allowance.

   Chief Administrative Officer.  Linda J. Vilardo is employed as CAO, Vice President and Assistant Secretary of the Company.  Ms. Vilardo’s employment agreement with the Company expired on October 31, 2008 and Ms. Vilardo is now employed by the Company as an “at-will” employee.  Ms. Vilardo is entitled to participate in all employee benefit programs generally offered to the Company’s employees.  Under Ms. Vilardo’s employment agreement that expired October 31, 2008, if Ms. Vilardo remained employed by Radio One through October 31, 2008, she was entitled to receive a bonus in the amount of $2.0 million. In November 2008, the Company paid Ms. Vilardo the retention bonus pursuant to the terms of her now expired employment agreement. Ms. Vilardo was not paid a performance-based bonus for fiscal year 2008. Ms. Vilardo also receives standard retirement, welfare and fringe benefits.

401(k) Plan

   We adopted a defined contribution 401(k) savings and retirement plan effective August 1, 1994.  In 2009, participants may contribute up to $16,500 of their gross compensation, subject to certain limitations.  Employees age 50 or older can make an additional catch-up contribution of up to $5,500. Effective January 1, 2006, we instituted a match of fifty cents for every dollar an employee contributes up to 6% of the employee’s salary, subject to certain limitations. However, effective January 1, 2008, we indefinitely suspended the matching component of our 401(k) savings and retirement plan.

Equity Compensation Plan Information

   The following table sets forth, as of December 31, 2008, the number of shares of Class A and Class D common stock that are issuable upon the exercise of stock options outstanding under our 1999 Stock Plan, as amended on May 26, 2004 to increase the shares of Class D common stock available for issuance under the plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders
Radio One, Inc. Amended and Restated 1999 Stock Option and Restricted Stock Grant Plan
Class A	32,359	$7.78	1,248,336
Class D	3,278,641	$14.53	1,389,644
Equity compensation plans not approved by security holders	—	—	—
Total	3,311,000	$14.47	2,637,980

ITM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

       The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 31, 2009:

•	each person (or group of affiliated persons) known by us to be the beneficial owner of more than five percent of any class of common stock;

•	each of the current executive officers named in the Summary Compensation Table;

•	each of our directors and nominees for director; and

•	all of our directors and executive officers as a group.

   In the case of persons other than our executive officers, directors and nominees, such information is based solely upon a review of the latest schedules 13D or 13G, as amended.  Each individual stockholder possesses sole voting and investment power with respect to the shares listed, unless otherwise noted.  Information with respect to the beneficial ownership of the shares has been provided by the stockholders.  The number of shares of stock includes all shares that may be acquired within 60 days of March 31, 2009.

	Common Stock
	Class A		Class B		Class C		Class D
	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Number of Shares	Percent of Class
Catherine L. Hughes(1)(2)(3)(4)	1,000	*	851,536	29.8%	1,579,674	50.6%	4,421,007	7.9%
Alfred C. Liggins, III(1) (3)(4)(5)(6)	574,909	19.2%	2,010,307	70.2%	1,541,374	49.4%	9,352,823	16.8%
Barry A. Mayo(7)	-	-	-	-	-	-	50,000	*
Linda J. Vilardo(8)	8,799	*	-	-	-	-	55,654	*
Terry L. Jones(9)	49,557	1.7%	-	-	-	-	672,307	1.2%
Brian W. McNeill(10)	26,434	*	-	-	-	-	710,300	1.3%
D. Geoffrey Armstrong(11)	10,000	*	-	-	-	-	186,595	*
Ronald E. Blaylock(12)	-	-	-	-	-	-	43,865	*
B. Doyle Mitchell, Jr.(13)	-	-	-	-	-	-	8,865	*
Peter D. Thompson(14)	-	-	-	-	-	-	50,000	*
Ariel Capital Management, Inc.(15)	-	-	-	-	-	-	15,589,245	28.0%
Citadel Limited Partnership(16)	-	-	-	-	-	-	6,876,549	12.3%
Fine Capital Partners, L.P.(17)	-	-	-	-	-	-	6,192,898	11.1%
Dimensional Fund Advisors, L.P.(18)	-	-	-	-	-	-	4,128,377	7.4%
The Vanguard Group(19)	118,664	4.0%	-	-	-	-	-	-
All Directors and Named Executives as a group (10 persons)	670,699	22.4%	2,861,843	100.0%	3,121,048	100.0%	15,551,416	27.9%

*	Less than 1%.

(1)
Includes 31,211 shares of Class C common stock and 62,997 shares of Class D common stock held by Hughes-Liggins & Company, L.L.C., the members of which are the Catherine L. Hughes Revocable Trust, dated March 2, 1999, of which Ms. Hughes is the trustee and sole beneficiary (the “Hughes Revocable Trust”), and the Alfred C. Liggins, III Revocable Trust, dated March 2, 1999, of which Mr. Liggins is the trustee and sole beneficiary (the “Liggins Revocable Trust”).  The address of Ms. Hughes and Mr. Liggins is 5900 Princess Garden Parkway, 7th Floor, Lanham, MD 20706.

(2)
The shares of Class B common stock, 247,366 shares of Class C common stock and 3,810,409 shares of Class D common stock are held by the Hughes Revocable Trust; 192,142 shares of Class C common stock and 286,875 shares of Class D common stock are held by the Catherine L. Hughes Charitable Lead Annuity Trust, dated March 2, 1999, of which Harold Malloy is trustee; 1,124,560 shares of Class C common stock are held by the Catherine L. Hughes Dynastic Trust, dated March 2, 1999, of which Ms. Hughes is the trustee and sole beneficiary.

(3)	The shares of Class A common stock and Class B common stock are subject to a voting agreement between Ms. Hughes and Mr. Liggins with respect to the election of Radio One’s directors.

(4)	As of March 31, 2009, the combined economic and voting interests of Ms. Hughes and Mr. Liggins were 28.0% and 92.3%, respectively.

(5)
The shares of Class B common stock, 605,313 shares of Class C common stock, and 5,611,565 shares of Class D common stock are held by the Liggins Revocable Trust; and 920,456 shares of Class C common stock are held by the Alfred C. Liggins, III Dynastic Trust dated March 2, 1999, of which Mr. Liggins is the trustee and sole beneficiary.

(6)	Includes 1,500,000 shares of Class D common stock obtainable upon the exercise of stock options.

(7)	Includes 25,000 shares of Class D common stock obtainable upon the exercise of stock options.

(8)	Includes 7,799 shares of Class A common stock and 55,654 shares of Class D common stock obtainable upon the exercise of stock options.

(9)
Includes 38,865 shares of Class D common stock obtainable upon the exercise of stock options and 300 shares of Class A common stock and 600 shares of Class D common stock held by Mr. Jones as custodian for his daughter.

(10)	Includes 38,865 shares of Class D common stock obtainable upon the exercise of stock options.

(11)	Includes 38,865 shares of Class D common stock obtainable upon the exercise of stock options.

(12)	Includes 33,865 shares of Class D common stock obtainable upon the exercise of stock options.

(13)	Includes 8,865 shares of Class D common stock obtainable upon the exercise of stock options.

(14)	Includes 25,000 shares of Class D common stock obtainable upon the exercise of stock options.

(15)	The address of Ariel Capital Management, Inc. is 200 E. Randolph Drive, Suite 2900, Chicago, IL 60601. This information is based on a Schedule 13G/A filed on February 13, 2009.

(16)	The address of Citadel Limited Partnership is 131 S. Dearborn Street, 32nd Floor, Chicago, IL 60603. This information is based on a Schedule 13G filed on February 13, 2009.

(17)	The address of Fine Capital Partners, L.P. is 590 Madison Avenue, 5th Floor, New York, NY 10022. This information is based on a Schedule 13G filed on March 18, 2009.

(18)	The address of Dimensional Fund Advisors LP is 1299 Ocean Avenue, Santa Monica, CA 90401. This information is based on a Schedule 13G filed on February 6, 2009.

(19)	The address of The Vanguard Group is 100 Vanguard Blvd., Malvern, PA 19355. This information is based on a Schedule 13G filed on February 13, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   We review all transactions and relationships in which Radio One and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest.  In addition, our Code of Ethics requires our directors, executive officers and principal financial officers to report to the board or the audit committee any situation that could be perceived as a conflict of interest.  Once a related person transaction has been identified, the board of directors may appoint a special committee of the board of directors to review and, if appropriate, approve such transaction.  The special committee will consider the material facts, such as the nature of the related person’s interest in the transaction, the terms of the transaction, the importance of the transaction to the related person and to us, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, and other matters it deems appropriate.  As required under the SEC rules, we disclose in the proxy statement related party transactions that are directly or indirectly material to us or a related person.

WDBZ-AM Cincinnati Purchase from Blue Chip Communications, Inc.

   In July 2007, the Company closed on an agreement to acquire the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area from Blue Chip Communications, Inc. (“Blue Chip”) for approximately $2.6 million in seller financing.  The financing was a 5.1% interest bearing loan payable monthly through July 2008.  The Company satisfied the loan in full in July 2008. Blue Chip is owned by L. Ross Love, a former member of the Company’s board of directors.  The transaction was approved by a special committee of independent directors appointed by the board of directors. Additionally, the Company retained an independent valuation firm to provide a fair value appraisal of the station. Prior to the closing, and since August of 2001, the Company consolidated WDBZ-AM within its existing Cincinnati operations, and operated WDBZ-AM under a local management agreement for no annual fee, the results of which were incorporated in the Company’s financial statements.

WDMK-FM Transmitter Site Purchase from American Signaling Corporation

   In September 2006, the Company purchased a radio broadcasting tower and related facilities in the Detroit metropolitan area from American Signaling Corporation for $925,000 in cash.  The tower serves as the transmitter site for station WDMK-FM. American Signaling Corporation is a wholly-owned subsidiary of Syndicated Communications Venture Partners II, LP.  Terry L. Jones, a general partner of Syndicated Communications Venture Partners II, LP, is also a member of the Company’s board of directors.  The terms of the transaction were approved by an independent committee of the Company’s board of directors.  Prior to the purchase, the Company had leased space on the tower for the broadcast of WDMK-FM from American Signaling Corporation for $75,000 annually.

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

Executive Officer's Loans

   In 2000, an officer of the Company, the former Chief Financial Officer (“Former CFO”), purchased shares of the Company’s common stock.  The Former CFO purchased 333,334 shares of the Company’s Class A common stock and 666,666 shares of the Company’s Class D common stock. The stock was purchased with the proceeds of a full recourse loan from the Company in the amount of approximately $7.0 million for the Former CFO.

   In September 2005, the Former CFO repaid a portion of his loan.  The partial repayment of approximately $7.5 million was effected using 300,000 shares of the Company’s Class A common stock and 230,000 shares of the Company’s Class D common stock owned by the Former CFO.  All shares transferred to the Company in satisfaction of this loan have been retired.  As of December 31, 2007, the remaining principal and interest balance on the Former CFO’s loan was approximately $1.7 million, which included accrued interest in the amount of $175,000. The Former CFO was employed with the Company through December 31, 2007, and pursuant to an agreement with the Company, the loan became due in full in July 2008. Pursuant to his employment agreement, the Former CFO was eligible to receive a retention bonus in the amount of approximately $3.1 million in cash on July 1, 2008, for having remained employed with the Company through December 31, 2007. The $3.1 million retention bonus was a pro-rata portion of a $7.0 million retention bonus called for in his employment agreement, had he remained employed with the Company for ten years, and is based on the number of days of employment between October 18, 2005 and December 31, 2007.  In July 2008, the Former CFO settled the remaining balance of the loan in full by offsetting the loan with his after-tax proceeds from the $3.1 million retention bonus, in addition to paying a cash amount of $34,000 to the Company.

   As of December 31, 2007, the Company had an additional loan outstanding to the Former CFO in the amount of $88,000.  The loan was due on demand and accrued interest at 5.6%, totaling an amount of $53,000 as of December 31, 2007.  In January 2008, the Former CFO repaid the full remaining balance of the loan in cash in the amount of $140,000.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Accountant Fees

The following table shows the fees paid by us for audit and other services provided by Ernst & Young LLP during 2008 and 2007:

	Year Ended December 31,
	2008	2007
Audit fees(1)	$1,197,722	$1,079,700
Audit-related fees	—	—
Tax-related fees(2)	$8,675	$30,500
All other fees	—	—

(1)
Consists of professional services rendered in connection with the audit of our financial statements for the most recent fiscal years, reviews of the financial statements included in our quarterly reports on Form 10-Q during the fiscal years ended December 31, 2008 and December 31, 2007 and the issuance of consents for filings with the SEC.

(2)	Fees for cost allocation/transfer pricing study.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Schedule II — Valuation and Qualifying Accounts

    Schedules other than those listed above have been omitted from this Form 10-K/A because they are not required, are not applicable, or the required information is included in the financial statements and notes thereto.

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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2009.

Radio One, Inc.

By: /s/  Peter D. Thompson
Name: Peter D. Thompson
                Title: Chief Financial Officer and Principal Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on April 30, 2009.

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

 (w) Liquidity

The Company continually projects its anticipated cash needs, which include its operating needs, capital requirements, the TV One funding commitment and principal and interest payments on its indebtedness. Management’s most recent operating income and cash flow projections considered the current economic crisis, which has reduced advertising demand in general, as well as the limited credit environment. As of the filing of this Form 10-K/A, management believes the Company can meet its liquidity needs through the end of fiscal year 2009 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $25.9 million at December 31, 2008. Based on these projections, management also believes the Company will be in compliance with its debt covenants through the end of fiscal year 2009. However, a continued worsening economy, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, and further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through an amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.

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

Credit Facilities

In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions including but not limited to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to September 13, 2007, and no less than 1.60 to 1.00 from September 14, 2007 to June 30, 2008, and no less than 1.75 to 1.00 from July 1, 2008 to December 31, 2009, and no less than 2.00 to 1.00 from January 1, 2010 to December 31, 2010, and no less than 2.25 to 1.00 from January 1, 2011 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.00 to 1.00 beginning April 1, 2006 to September 13, 2007, and no greater than 7.75 to 1.00 beginning September 14, 2007 to March 31, 2008, and no greater than 7.50 to 1.00 beginning April 1, 2008 to September 30, 2008, and no greater than 7.25 to 1.00 beginning October 1, 2008 to June 30, 2010, and no greater than 6.50 to 1.00 beginning July 1, 2010 to September 30, 2011, and no greater than 6.00 to 1.00 beginning October 1, 2011 and thereafter, (c) maintaining a senior leverage ratio of no greater than 5.00 to 1.00 beginning June 13, 2005 to September 30, 2006, and no greater than 4.50 to 1.00 beginning October 1, 2006 to September 30, 2007, and no greater than 4.00 to 1.00 beginning October 1, 2007 and thereafter, (d) limitations on liens, (e) limitations on the sale of assets, (f) limitations on the payment of dividends, and (g) limitations on mergers, as well as other customary covenants. The Company was in compliance with all debt covenants as of December 31, 2008. At the date of the filing of this Form 10-K/A and based on its most recent projections, the Company's management believes it will be in compliance with all debt covenants through the end of fiscal year 2009. Based on its fiscal year end 2007 excess cash flow calculation, the Company made a debt principal prepayment of approximately $6.0 million in May 2008. For the year ended December 31, 2008 no excess cash calculation was required and therefore, no payment was required.

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

The indentures governing the Company’s senior subordinated notes also contain covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase capital stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.  The Company was in compliance with all covenants as of December 31, 2008. At the date of the filing of this Form 10-K/A and based on its most recent projections, the Company's management believes it will be in compliance with all covenants through the end of fiscal year 2009.

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