Form 10-Q
period 2009-03-31
RADIO ONE INC
filed 2009-05-11
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
 ________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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
________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ☐     Accelerated filer  ☑     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act. Yes  ☐ No ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Class A Common Stock, $.001 Par Value	2,986,222
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	3,121,048
Class D Common Stock, $.001 Par Value	51,711,916

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

•	a continued worsening of the economy could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given the current economic environment;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement methodologies;

•	regulation by the Federal Communications Commission relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions cost;

•	financial losses that may be sustained due to impairment charges against our broadcasting licenses, goodwill and other intangible assets, particularly in light of the current economic environment;

•	our incurrence of net losses over the past three fiscal years;

•	increased competition from new technologies;

•	the impact of our acquisitions, dispositions and similar transactions;

•	our high degree of leverage and potential inability to refinance our debt given current market conditions;

•	our current non-compliance with NASDAQ rules for continued listing of our Class A and Class D common stock; and

•	other factors mentioned in our filings with the Securities and Exchange Commission including the factors discussed in detail in Item 1A, “Risk Factors,” in our 2008 Annual Report on Form 10-K/A.

You should not place undue reliance on these forward-looking statements, which reflect our view as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
		(As Adjusted-
		See Note 1)
	(In thousands, except share data)

NET REVENUE	$60,671	$72,498
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $31 and $33, respectively	20,617	19,065
Selling, general and administrative, including stock-based compensation of $95 and $172, respectively	23,669	24,649
Corporate selling, general and administrative, including stock-based compensation of $357 and $123, respectively	5,490	6,530
Depreciation and amortization	5,255	3,664
Impairment of long-lived assets	48,953	—
Total operating expenses	103,984	53,908
Operating (loss) income	(43,313)	18,590
INTEREST INCOME	18	201
INTEREST EXPENSE	10,779	17,259
GAIN ON RETIREMENT OF DEBT	1,221	—
EQUITY IN INCOME (LOSS) OF AFFILIATED COMPANY	1,150	(2,829)
OTHER INCOME (EXPENSE), net	50	(11)
Loss before provision for income taxes, noncontrolling interest in income of subsidiaries and income (loss) from discontinued operations	(51,653)	(1,308)
PROVISION FOR INCOME TAXES	7,071	8,898
Net loss from continuing operations	(58,724)	(10,206)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	158	(7,821)
CONSOLIDATED NET LOSS	(58,566)	(18,027)
NONCONTROLLING INTEREST IN INCOME OF SUBSIDIARIES	871	823
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(59,437)	$(18,850)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$(0.84)	$(0.11)
Discontinued operations, net of tax	(0.00)	(0.08)
Net loss attributable to common stockholders	$(0.84)	$(0.19)

AMOUNTS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$(59,595)	$(11,029)
Discontinued operations, net of tax	158	(7,821)
Net loss attributable to common stockholders	$(59,437)	$(18,850)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	70,719,332	98,728,411
Diluted	70,719,332	98,728,411

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2009	December 31, 2008
	(Unaudited)

	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,302	$22,289
Trade accounts receivable, net of allowance for doubtful accounts of $2,429 and $3,789, respectively	40,572	49,937
Prepaid expenses and other current assets	4,432	5,560
Deferred tax assets	108	108
Current assets from discontinued operations	327	303
Total current assets	65,741	78,197
PROPERTY AND EQUIPMENT, net	46,116	48,602
GOODWILL	137,095	137,095
RADIO BROADCASTING LICENSES	714,724	763,657
OTHER INTANGIBLE ASSETS, net	41,507	44,217
INVESTMENT IN AFFILIATED COMPANY	49,420	47,852
OTHER ASSETS	4,961	5,797
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	—	60
Total assets	$1,059,564	$1,125,477

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,080	$3,691
Accrued interest	4,241	10,082
Accrued compensation and related benefits	10,335	10,534
Income taxes payable	1,448	30
Other current liabilities	10,042	12,477
Current portion of long-term debt	26,518	43,807
Current liabilities from discontinued operations	177	582
Total current liabilities	55,841	81,203
LONG-TERM DEBT, net of current portion	650,680	631,555
OTHER LONG-TERM LIABILITIES	10,477	11,008
DEFERRED TAX LIABILITIES	91,962	86,236
Total liabilities	808,960	810,002

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,994,215 and 3,016,730 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 55,564,186 and 69,971,551 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	56	70
Accumulated other comprehensive loss	(2,926)	(2,981)
Additional paid-in capital	1,027,575	1,033,921
Accumulated deficit	(776,962)	(717,525)
Total stockholders’ equity	247,752	313,494
Noncontrolling interest	2,852	1,981
Total equity	250,604	315,475
Total liabilities and equity	$1,059,564	$1,125,477

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

	Radio One Inc. Stockholders
	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Comprehensive Loss	Accumulated Other Comprehensive Loss	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	(In thousands, except share data)
BALANCE, as of December 31, 2008	$—	$3	$3	$3	$70		$(2,981)	$1,033,921	$(717,525)	$1,981	$315,475
Comprehensive loss:
Consolidated net loss	—	—	—	—	—	$(58,566)	—	—	(59,437)	871	(58,566)
Change in unrealized income on derivative and hedging activities, net of taxes	—	—	—	—	—	55	55	—	—	—	55
Comprehensive loss						$(58,511)
Repurchase of 22,515 shares of Class A common stock and 14,407,165 shares of Class D common stock	—	—	—	—	(14)		—	(6,829)	—	—	(6,843)
Vesting of non-employee restricted stock	—	—	—	—	—		—	157	—	—	157
Stock-based compensation expense	—	—	—	—	—		—	326	—	—	326
BALANCE, as of March 31, 2009	$—	$3	$3	$3	$56		$(2,926)	$1,027,575	$(776,962)	$2,852	$250,604

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
		(As Adjusted-
		See Note 1)
	(In thousands)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(59,437)	$(18,850)
Noncontrolling interest in income of subsidiaries	871	823
Consolidated net loss	(58,566)	(18,027)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	5,255	3,664
Amortization of debt financing costs	602	689
Deferred income taxes	5,726	8,997
Impairment of long-lived assets	48,953	—
Equity in (income) loss of affiliated company	(1,150)	2,829
Stock-based and other compensation	483	368
Gain on retirement of debt	(1,221)	—
Change in interest due on stock subscriptions receivable	—	(5)
Amortization of contract inducement and termination fee	(474)	(515)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	9,365	3,403
Prepaid expenses and other assets	1,128	1,134
Other assets	837	(976)
Accounts payable	(611)	(1,628)
Accrued interest	(5,841)	(9,986)
Accrued compensation and related benefits	(199)	(1,233)
Income taxes payable	1,418	716
Other liabilities	(2,966)	(803)
Net cash flows from operating activities of discontinued operations	247	5,767
Net cash flows from (used in) operating activities	2,986	(5,606)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(1,148)	(3,270)
Equity investments	—	(997)
Purchase of other intangible assets	(39)	(221)
Deposits for station equipment and purchases and other assets	—	(517)
Net cash flows used in investing activities	(1,187)	(5,005)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of other debt	(153)	(490)
Proceeds from credit facility	80,000	10,000
Repayment of credit facility	(75,570)	(11,500)
Repurchase of senior subordinated notes	(1,220)	—
Repurchase of common stock	(6,843)	—
Payment of dividend to noncontrolling interest shareholders	—	(3,916)
Net cash flows used in financing activities	(3,786)	(5,906)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,987)	(16,517)
CASH AND CASH EQUIVALENTS, beginning of period	22,289	24,247
CASH AND CASH EQUIVALENTS, end of period	$20,302	$7,730

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$16,018	$27,245
Income taxes	$17	$28

Supplemental Note: In July 2007, a seller financed loan of $2.6 million was incurred when the Company acquired the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area. The balance as of March 31, 2009 and 2008 was $0 and $514,000, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      (a)  Organization

      Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is one of the nation’s largest radio broadcasting companies and the largest broadcasting company that primarily targets African-American and urban listeners. While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, we have recently diversified our revenue streams and have made acquisitions and investments in other complementary media properties.  In April 2008, we acquired Community Connect Inc. (“CCI”), an online social networking company that hosts the website BlackPlanet, the largest social networking site primarily targeted at African-Americans. This acquisition is consistent with our operating strategy of becoming a multi-media entertainment and information content provider to African-American consumers.  Our other media acquisitions and investments include our approximate 36% ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 51% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; and our acquisition of certain assets (“Giant Magazine”) of Giant Magazine, LLC, an urban-themed lifestyle and entertainment magazine. Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American audience.

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

      Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K/A.

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

      During the second quarter of 2008, Radio One was advised that prior period financial statements of TV One, an affiliate accounted for under the equity method, had been restated to correct certain errors that affected the reported amount of members’ equity and liabilities.  These restatement adjustments had a corresponding effect on the Company’s share of the earnings of TV One reported in prior periods.  Under the guidance of Staff Accounting Bulletin (“SAB”) No. 99, “Materiality” and SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company has determined the errors are immaterial to our consolidated financial statements for all prior periods.  However, because the effects of correcting the cumulative prior period errors would have been material to our second quarter 2008 consolidated financial statements, we have adjusted certain previously reported amounts in the accompanying 2008 interim consolidated financial statements.

      The impact on the financial statements is as follows (in thousands):

Selected Statement of Operations Data

	Three Months Ended March 31, 2008
	As Previously Reported	Adjustments	As Adjusted
	(In thousands, except share data)

Equity in Loss of Affiliated Company	$(2,285)	$(544)	$(2,829)
Loss before provision for income taxes, noncontrolling interest in income of subsidiaries and discontinued operations	$(805)	$(503)	$(1,308)
Net loss from continuing operations	$(9,703)	$(503)	$(10,206)
Net loss attributable to common stockholders	$(18,307)	$(543)	$(18,850)

Basic and Diluted Net Loss from Continuing Operations per Common Share	$(0.11)	$(0.00)	$(0.11)
Basic and Diluted Net Loss from Discontinued Operations per Common Share	(0.08)	(0.00)	(0.08)
Basic and Diluted Net Loss Attributable to Common Stockholders	$(0.19)	$(0.00)	$(0.19)

      (c)  Financial Instruments

      Financial instruments as of March 31, 2009 and December 31, 2008 consisted of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, accrued expenses, long-term debt and subscriptions receivable. The carrying amounts approximated fair value for each of these financial instruments as of March 31, 2009 and December 31, 2008, except for the Company’s outstanding senior subordinated notes. The 8 7/8% Senior Subordinated Notes due July 2011 had a fair value of approximately $30.5 million and $52.0 million as of March 31, 2009 and December 31, 2008, respectively. The 6 3/8% Senior Subordinated Notes due February 2013 had a fair value of approximately $44.0 million and $60.0 million as of March 31, 2009 and December 31, 2008, respectively. The fair value was determined based on the fair market value of similar instruments.

      (d)  Revenue Recognition

     The Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with SAB No. 104, Topic 13, “Revenue Recognition, Revised and Updated.” Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $5.5 million and $7.9 million during the three months ended March 31, 2009 and 2008, respectively.

      CCI, which the Company acquired in April 2008, currently generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services, including advertising aimed at diversity recruiting. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable. CCI has a diversity recruiting agreement with Monster, Inc. (“Monster”).  Under the agreement, Monster posts job listings and advertising on CCI’s websites and CCI earns revenue for displaying the images on its websites. This agreement ends December 2009.

      Publishing revenue generated by Giant Magazine, mainly advertising, subscription and newsstand sales, is recognized when the issue is available for sale.

(e)  Barter Transactions

      The Company provides broadcast advertising time in exchange for programming content and certain services. In accordance with guidance provided by the Emerging Issues Task Force (“EITF”) No. 99-17, “Accounting for Advertising Barter Transactions,” the terms of these exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended March 31, 2009 and 2008, barter transaction revenues reflected in net revenue were $757,000 and $599,000, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $716,000 and $558,000 and $41,000 for both the three month periods ended March 31, 2009 and 2008.

       (f)  Comprehensive Loss

      The Company’s comprehensive loss consists of net loss attributable to common stockholders and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive income (loss) consists of losses on derivative instruments that qualify for cash flow hedge treatment. (See Note 6 - Derivative Instruments and Hedging Activities.)

      The following table sets forth the components of comprehensive loss:
	Three Months Ended March 31,
	2009	2008
	(In thousands)

Consolidated net loss	$(58,566)	$(18,027)
Other comprehensive income (loss) (net of tax benefit of $0 and $0, respectively):
Derivative and hedging activities	55	(3,148)
Comprehensive loss	(58,511)	(21,355)
Comprehensive loss attributable to the noncontrolling interest	—	—
Comprehensive loss attributable to common stockholders	$(58,511)	$(21,355)

       (g) Goodwill and Radio Broadcasting Licenses

In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and radio broadcasting licenses are not amortized, but are tested annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on October 1st of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. With the assistance of a third party valuation firm, we test for license impairment at the unit of accounting level using the income approach, which involves, but is not limited to judgmental assumptions about projected revenue growth, future operating margins discount rates and terminal values. In testing for goodwill impairment, we follow a two-step approach, also using the income approach that first estimates the fair value of the reporting unit, and then determines the implied goodwill after allocating the reporting unit’s fair value of assets and liabilities. Any excess of carrying value over its respective implied goodwill is written off in order to reduce the reporting unit’s carrying value to fair value. We then perform a reasonableness test by comparing the average implied multiple arrived at based on our cash flow projections and estimated fair values to multiples for actual recently completed sale transactions. During the first quarter of 2009, the prolonged economic downturn caused further deterioration to the 2009 outlook for the radio industry, and resulted in further significant revenue and profitability declines beyond levels assumed in our 2008 annual and year end impairment testing. As a result, we have made reductions to our internal projections. Given the adverse impact on terminal values, we deemed the worsening radio outlook and the lowering of our internal projections as impairment indicators that warranted interim testing, which we performed as of February 28, 2009. The outcome of our interim testing was to record impairment charges against radio broadcasting licenses in 11 of our 16 markets, for approximately $49.0 million, for the three months ended March 31, 2009. (See Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.)

(h) Fair Value Measurements

      In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157,  “Fair Value Measurements,”  which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 is applied whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. Effective January 1, 2008, we adopted SFAS No. 157 for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective January 1, 2009, we adopted SFAS No. 157 for all non-financial instruments accounted for at fair value on a non-recurring basis. SFAS No. 157 establishes a new framework for measuring fair value and expands related disclosures.

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

      As of March 31, 2009 and December 31, 2008, respectively, the fair values of our financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of March 31, 2009
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$2,927	$—	$2,927	$—
Employment agreement award (b)	4,204	—	—	4,204
Total	$7,131	$—	$2,927	$4,204

As of December 31, 2008
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$2,983	$—	$2,983	$—
Employment agreement award (b)	4,326	—	—	4,326
Total	$7,309	$—	$2,983	$4,326

(a) Based on London Interbank Offered Rate (“LIBOR”).
(b)       Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) will be eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviewed the factors underlying this award during the quarter ended March 31, 2009 and at December 31, 2008. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company or is terminated for cause. The Company engaged a third party valuation firm to perform a fair valuation of the award. (See Note 6 – Derivative Instruments and Hedging Activities.)

      The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2009.

Employment Agreement Award
(In thousands)

Balance at December 31, 2008	$4,326
Gains included in earnings (realized/unrealized)	(122)
Changes in Accumulated other comprehensive loss	—
Purchases, issuances, and settlements	—
Balance at March 31, 2009	$4,204

The amount of total gains for the period included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date	$(122)

      Gains included in earnings (realized/unrealized) were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the three months ended March 31, 2009.

      Certain assets and liabilities are measured at fair value on a non-recurring basis.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired.

      As of March 31, 2009, each major category of assets and liabilities measured at fair value on a non-recurring basis during the period are categorized as follows:

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In millions)
As of March 31, 2009
Non-recurring assets subject to fair value measurement:
Goodwill	$137.1	$—	$—	$137.1	$—
Radio broadcasting licenses	714.7	—	—	714.7	(49.0)
Other intangible assets, net	41.5	—	—	41.5	—
Total	$893.3	$—	$—	$893.3	$(49.0)

      As of December 31, 2008, the total recorded carrying value of goodwill and radio broadcasting licenses was approximately $137.1 million and $763.7 million, respectively. Pursuant to SFAS No. 142, and in connection with its interim impairment testing performed for asset values as of February 28, 2009, carrying values for radio broadcasting licenses in 11 of the Company’s 16 markets were written down to fair values, resulting in a total license carrying value of approximately $714.7 million as of March 31, 2009. The license write-downs resulted in an impairment charge of approximately $49.0 million, which was recorded against earnings, for the quarter ended March 31, 2009. The interim testing resulted in no impairment to goodwill. A description of the Level 3 inputs and the information used to develop the inputs is discussed in Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

      As of December 31, 2008, the total recorded carrying value of other intangible assets excluding goodwill and radio broadcasting licenses was approximately $44.2 million. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” no impairment indicators existed during the three months ended March 31, 2009, thus no impairment assessment was warranted. Considering applicable amortization and interest expense of approximately $2.7 million for the first quarter, the carrying value of other intangible assets excluding goodwill and radio broadcasting licenses was approximately $41.5 million as of March 31, 2009.

(i) Impact of Recently Issued Accounting Pronouncements

      In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”   SFAS No. 161 requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format.  It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related.  Finally, it requires cross referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Effective January 1, 2009, the Company adopted SFAS No. 161. The Company’s adoption of SFAS No. 161 had no impact on its financial condition or results of operations.  (See Note 6 – Derivative Instruments and Hedging Activities.)

      In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R replaces SFAS No. 141, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value.  SFAS No. 141R also requires transaction costs related to the business combination to be expensed as incurred.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Effective January 1, 2009, the Company adopted SFAS No. 141R.  There was no new business combination activity for the three month period ended March 31, 2009; therefore, the adoption of  SFAS No. 141R has not yet impacted our consolidated financial statements.

      In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years beginning after December 15, 2008. Effective January 1, 2009, the Company adopted SFAS No. 160.  SFAS No. 160 changed the accounting and reporting for minority interests, which is now characterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. Reflected in the December 31, 2008 Form 10-K/A, minority interests characterized as liabilities in the consolidated balance sheet was approximately $2.0 million. This amount has been recharacterized as noncontrolling interests and classified as a component of shareholders’ equity.

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

      In September 2006, the FASB issued SFAS No. 157, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. The Company adopted SFAS No. 157 effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position on Statement 157, "Effective Date of FASB Statement No. 157," ("FSP No.157-2").  FSP No. 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  Effective January 1, 2009, the Company adopted FSP No. 157-2. The adoption of FSP No. 157-2 did not have a material impact on the Company’s consolidated financial statements.

       (j) Liquidity

The Company continually projects its anticipated cash needs, which include its operating needs, capital requirements, the TV One funding commitment and principal and interest payments on its indebtedness. Management’s most recent operating income and cash flow projections considered the current economic crisis, which has reduced advertising demand in general, as well as the limited credit environment. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through March 31, 2010 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its additional borrowing available under the Credit Agreement, which was approximately $13.0 million at March 31, 2009. Based on these projections, management also believes the Company will be in compliance with its debt covenants through March 31, 2010. However, a continued worsening economy, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, and further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments, subject to our available liquidity to make sure repurchases. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through an amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with its debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.

2.  ACQUISITIONS:

In June 2008, the Company purchased the assets of WPRS-FM, a radio station located in the Washington, DC metropolitan area for $38.0 million in cash.  Since April 2007 and until closing, the station had been operated under a local marketing agreement (“LMA”), and the results of its operations had been included in the Company’s consolidated financial statements since the inception of the LMA.  The station was consolidated with the Company’s existing Washington, DC operations in April 2007. The Company’s final purchase price allocation consisted of approximately $33.9 million to radio broadcasting license, approximately $1.3 million to definitive-lived intangibles (acquired favorable income leases), $965,000 to goodwill and approximately $1.8 million to fixed assets and is reflected on the Company’s consolidated balance sheet as of March 31, 2009.

In April 2008, the Company acquired CCI for $38.0 million in cash. CCI is an online social networking company operating branded websites including BlackPlanet, MiGente, and AsianAvenue. The Company’s purchase price allocation consists of approximately $10.2 million to current assets, $4.6 million to fixed assets, $20.4 million to goodwill, $9.9 million to definitive-lived intangibles (brand names, advertiser relationships and lists, favorable subleases, trademarks, trade names, etc.), and $5.0 million to current liabilities on the Company’s consolidated balance sheet as of March 31, 2009.

In July 2007, the Company purchased the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area for approximately $2.6 million. The sales price was financed by a loan from the seller, which was paid in full in July 2008. Since August 2001 and up until closing, the station had been operated under a LMA, and the results of its operations had been included in the Company’s consolidated financial statements since the LMA. The station was consolidated with the Company’s existing Cincinnati operations in 2001. In accordance with SFAS No. 142, for the three months ended March 31, 2009, we impaired radio broadcasting licenses in the Cincinnati market (which consists of a total of three stations) by approximately $3.3 million. (See Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.)

3.  DISCONTINUED OPERATIONS:

Between December 2006 and May 2008, the Company sold the assets of 20 radio stations in seven markets for approximately $287.9 million in cash. The remaining assets and liabilities of these stations have been classified as discontinued operations as of March 31, 2009 and December 31, 2008, and the stations’ results of operations for the three month periods ended March 31, 2009 and 2008 have been classified as discontinued operations in the accompanying consolidated financial statements. For the period beginning December 1, 2006 and ending December 31, 2008, the Company used approximately $262.0 million of the proceeds from these asset sales to pay down debt.

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

        The following table summarizes the operating results for these stations for the three month periods ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(In thousands)

Net revenue	$—	$2,337
Station operating expenses	(247)	4,046
Depreciation and amortization	—	79
Impairment of long-lived assets	—	5,076
Other income	—	98
Loss on sale of assets	—	225
Income (loss) before income taxes	247	(6,991)
Provision for income taxes	89	830
Income (loss) from discontinued operations, net of tax	$158	$(7,821)

       The assets and liabilities of these stations classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	As of
	March 31, 2009	December 31, 2008
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$327	$303
Total current assets	327	303
Property and equipment, net	—	60
Total assets	$327	$363
Current liabilities:
Other current liabilities	$177	$582
Total current liabilities	177	582
Total liabilities	$177	$582

4.  GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

      In the past, we have made acquisitions whereby a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Effective January 1, 2002, in accordance with SFAS No. 142, we do not amortize our radio broadcasting licenses and goodwill. Instead, we perform a test for impairment annually, or when events or changes in circumstances or other conditions suggest an impairment may have occurred. Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We perform our annual impairment test as of October 1st of each year. During the first quarter of 2009, the prolonged economic downturn caused further deterioration to the 2009 outlook for the radio industry, and resulted in further significant revenue and profitability declines beyond levels assumed in our 2008 annual and year end impairment testing. As a result, we have made reductions to our internal projections. Given the adverse impact on terminal values, we deemed the worsening radio outlook and the lowering of our internal projections as impairment indicators that warranted interim impairment testing, which we performed as of February 28, 2009.  The outcome of our interim testing was to record impairment charges against radio broadcasting licenses in 11 of our 16 markets, for approximately $49.0 million, for the three months ended March 31, 2009. There was no impairment charge recorded for the same period in 2008.

      We utilize the services of a third party valuation firm when evaluating our radio broadcasting licenses for impairment, and the testing is done at the unit of accounting level as determined by EITF 02-7, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” using the income approach method. The income approach method involves a 10-year model that incorporates several variables, including, but not limited to, discounted cash flows of a typical market participant, market revenue and long-term growth projections, estimated market share for the typical participant and estimated profit margins based on market size and station type. The model also assumes outlays for capital expenditures, future terminal values, an effective tax rate assumption and a discount rate based on the weighted-average cost of capital of the radio broadcast industry.

      The impairment testing of goodwill is performed at the reporting unit level, and is also done with the assistance of a third party valuation firm. We had 21 reporting units as of our interim and annual goodwill impairment assessment dates. In testing for the impairment of goodwill, we also use the income approach method. The approach involves a 10-year model with similar variables as described above, except that the discounted cash flows are generally based on the Company’s actual and projected market share and performance for its markets. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off to reduce the reporting unit’s carrying value to its estimated fair value.

      Below are key assumptions used in the income approach model for estimating asset fair values for the impairment testing performed October 1, 2008 and February 28, 2009.

Radio Broadcasting Licenses	October 1, 2008	February 28, 2009
Discount Rate	10.5%	10.5%
2009 Market Growth Rate Range	(8.0)%	(13.1)% - (17.7)%
Out-year Market Growth Rate Range	1.5% - 2.5%	1.5% - 2.5%
Market Share Range	1.2% - 27.0%	0.9% - 27.0%
Operating Profit Margin Range	20.0% - 50.7%	14.9% - 50.7%

Goodwill	October 1, 2008	February 28, 2009
Discount Rate	10.5%	10.5%
2009 Market Growth Rate Range	(8.0)%	(13.1)% - (17.7)%
Out-year Market Growth Rate Range	1.5% - 2.5%	1.5% - 2.5%
Market Share Range	1.1% - 23.0%	2.8% - 22.0%
Operating Profit Margin Range	18.0% - 60.0%	15.0% - 61.5%

      In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed a reasonableness test on the fair value results by calculating our implied multiple based on our cash flow projections and our estimated fair values, and by reviewing our estimated fair values in comparison to the market capitalization of the Company.

      Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	As of
	March 31, 2009	December 31, 2008	Period of Amortization
	(In thousands)

Trade names	$17,124	$17,109	2-5 Years
Talent agreement	19,549	19,549	10 Years
Debt financing costs	15,590	15,586	Term of debt
Intellectual property	13,011	13,011	4-10 Years
Affiliate agreements	7,769	7,769	1-10 Years
Acquired income leases	1,282	1,282	3-9 Years
Non-compete agreements	1,260	1,260	1-3 Years
Advertiser agreements	6,613	6,613	2-7 Years
Favorable office and transmitter leases	3,655	3,655	2-60 Years
Brand names	2,539	2,539	2.5 Years
Other intangibles	1,241	1,241	1-5 Years
	89,633	89,614
Less: Accumulated amortization	(48,126)	(45,397)
Other intangible assets, net	$41,507	$44,217

      Amortization expense of intangible assets for the three months ended March 31, 2009 and 2008 was approximately $2.1 million and $1.1 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the three months ended March 31, 2009 and 2008 was $602,000 and $674,000, respectively.

      The following table presents the Company’s estimate of amortization expense for the remainder of years 2009 and 2010 through 2013 for intangible assets, excluding deferred financing costs.

(In thousands)

2009	$6,813
2010	$7,243
2011	$6,203
2012	$5,920
2013	$4,843

      Actual amortization expense may vary as a result of future acquisitions and dispositions.

5.  INVESTMENT IN AFFILIATED COMPANY:

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of March 31, 2009. The initial four year commitment period for funding the capital was extended to July 1, 2009, due in part to TV One’s lower than anticipated capital needs during the initial commitment period. In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One. As of March 31, 2009, the Company owned approximately 36% of TV One on a fully-converted basis.

The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the three month period ended March 31, 2009, the Company’s allocable share of TV One’s operating income was approximately $1.2 million, compared to a $2.8 million loss for the three month period ended March 31, 2008.

During the second quarter of 2008, Radio One was advised that prior period financial statements of TV One, an affiliate accounted for under the equity method, had been restated to correct certain errors that affected the reported amount of members’ equity and liabilities.  These restatement adjustments had a corresponding effect on the Company’s share of the losses of TV One reported in prior periods.  Under the guidance of SAB No. 99 and SAB No. 108, the Company has determined the errors are immaterial to our consolidated financial statements for all prior periods. However, because the effects of correcting the cumulative prior period errors would have been material to our second quarter 2008 consolidated financial statements, we have adjusted certain previously reported amounts in the accompanying 2008 fiscal year consolidated financial statements for a $544,000 increase in the equity in loss of affiliated company.

We entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, we are providing TV One with administrative and operational support services and access to Radio One personalities. This agreement was originally scheduled to expire in January 2009, and has now been extended to January 2010. Under the advertising services agreement, we are providing a specified amount of advertising to TV One. This agreement was also originally scheduled to expire in January 2009 and has now been extended to January 2011. In consideration for providing these services, we have received equity in TV One, and receive an annual cash fee of $500,000 for providing services under the network services agreement.

The Company is accounting for the services provided to TV One under the advertising and network services agreements in accordance with EITF Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.”  As services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, the most reliable unit of measurement has been determined to be the value of underlying advertising time that is being provided to TV One. For the network services agreement, the most reliable unit of measurement has been determined to be the value of the equity received in TV One. As a result, the Company is re-measuring the fair value of the equity received in consideration of its obligations under the network services agreement in each subsequent reporting period as the services are provided. The Company recognized $619,000 and approximately $1.1 million in revenue relating to these two agreements for the three month periods ended March 31, 2009 and 2008, respectively.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

        SFAS No. 161 amends and expands the disclosure requirements of FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities”  (“SFAS No. 133”), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

       The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheet are as follows:

	Liability Derivatives
	As of March 31, 2009		As of December 31, 2008
	(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate swaps	Other Long-Term Liabilities	$2,927	Other Long-Term Liabilities	$2,983

Derivatives not designated as hedging instruments under SFAS No.133:
Employment agreement award	Other Long-Term Liabilities	$4,204	Other Long-Term Liabilities	$4,326
Total derivatives		$7,131		$7,309

        The effect and the presentation of the Company’s derivative instruments on the consolidated statement of operations are as follows:

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location	Amount
Three Months Ended March 31,
(In thousands)
	2009	2008		2009	2008		2009	2008
Interest rate swaps	$55	$(3,148)	Interest expense	$-	$-	Interest expense	$-	$-

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Location of Gain (Loss) in Income on Derivative	Amount of Gain (Loss) in Income on Derivative
		Three Months Ended March 31,
		2009	2008
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(122)	$-

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

      The Company’s objectives in using interest rate swaps are to manage interest rate risk associated with the Company’s floating rate debt commitments and to add stability to future cash flows. To accomplish this objective, the Company uses interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

      The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash flows associated with existing floating rate debt commitments.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. There was no hedging ineffectiveness during the three months ended March 31, 2009 and 2008.

      Amounts reported in Accumulated Other Comprehensive Loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. During the next 12 months, the Company estimates that an additional amount of approximately $1.3 million will be reclassified as an increase to interest expense.

      Under the swap agreements, the Company pays the fixed rate listed in the table above. The counterparties to the agreements pay the Company a floating interest rate based on the three month LIBOR, for which measurement and settlement is performed quarterly. The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments as of March 31, 2009 to be a liability of approximately $2.9 million. The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are parties to the Company’s swap agreements. The fair value is an estimate of the net amount that the Company would pay on March 31, 2009, if the agreements were transferred to other parties or cancelled by the Company.

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

      Other Derivative Instruments

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

      As of March 31, 2009, the Company was party to an Employment Agreement executed in April 2008 with the CEO which calls for an award that has been accounted for as a derivative instrument without a hedging relationship in accordance with the guidance provided in SFAS No. 133. Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. With the assistance of a third party valuation firm, the Company reassessed the estimated fair value of the award at March 31, 2009 to be approximately $4.2 million, and accordingly, recorded non-cash compensation expense and a liability for this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company, or is terminated for cause.

7.  LONG-TERM DEBT:

      Long-term debt consists of the following:

	As of
	March 31, 2009	December 31, 2008
	(In thousands)
Credit Facilities:
8 7/8/% Senior Subordinated Notes due July 2011	$101,510	$103,951
6 3/8% Senior Subordinated Notes due February 2013	200,000	200,000
Senior bank term debt	89,131	164,701
Senior bank revolving debt	286,500	206,500
Capital lease	57	210
Total long-term debt	677,198	675,362
Less: current portion	26,518	43,807
Long-term debt, net of current portion	$650,680	$631,555

      Credit Facilities

      In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions including but not limited to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to September 13, 2007, and no less than 1.60 to 1.00 from September 14, 2007 to June 30, 2008, and no less than 1.75 to 1.00 from July 1, 2008 to December 31, 2009, and no less than 2.00 to 1.00 from January 1, 2010 to December 31, 2010, and no less than 2.25 to 1.00 from January 1, 2011 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.00 to 1.00 beginning April 1, 2006 to September 13, 2007, and no greater than 7.75 to 1.00 beginning September 14, 2007 to March 31, 2008, and no greater than 7.50 to 1.00 beginning April 1, 2008 to September 30, 2008, and no greater than 7.25 to 1.00 beginning October 1, 2008 to June 30, 2010, and no greater than 6.50 to 1.00 beginning July 1, 2010 to September 30, 2011, and no greater than 6.00 to 1.00 beginning October 1, 2011 and thereafter, (c) maintaining a senior leverage ratio of no greater than 5.00 to 1.00 beginning June 13, 2005 to September 30, 2006, and no greater than 4.50 to 1.00 beginning October 1, 2006 to September 30, 2007, and no greater than 4.00 to 1.00 beginning October 1, 2007 and thereafter, (d) limitations on liens, (e) limitations on the sale of assets, (f) limitations on the payment of dividends, and (g) limitations on mergers, as well as other customary covenants. The Company was in compliance with all debt covenants as of March 31, 2009. At the date of the filing of this Form 10-Q and based on its most recent projections, the Company's management believes it will be in compliance with all debt covenants through March 31, 2010. Based on its fiscal year end 2007 excess cash flow calculation, the Company made a debt principal prepayment of approximately $6.0 million in May 2008. For the year ended December 31, 2008 no excess cash calculation was required and therefore, no payment was required. In March 2009 the Company made a prepayment of $70.0 million on the term loan facility with $70.0 million in loan proceeds from the revolving facility.

      As of March 31, 2009, we had approximately $213.5 million of borrowing capacity. Taking into consideration the financial covenants under the Credit Agreement, approximately $13.0 million of that amount is available for borrowing.

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

      Interest payments under the terms of the Credit Agreement are due based on the type of loan selected. Interest on alternate base rate loans as defined under the terms of the Credit Agreement is payable on the last day of each March, June, September and December. Interest due on the LIBOR loans is payable on the last day of the interest period applicable for borrowings up to three months in duration, and on the last day of each March, June, September and December for borrowings greater than three months in duration. In addition, quarterly installments of principal on the term loan facility are payable on the last day of each March, June, September and December commencing on September 30, 2007 in a percentage amount of the principal balance of the term loan facility outstanding on September 30, 2007, net of loan repayments, of 1.25% between September 30, 2007 and June 30, 2008, 5.0% between September 30, 2008 and June 30, 2009, and 6.25% between September 30, 2009 and June 30, 2012. Based on the $194.0 million net principal balance of the term loan facility outstanding on September 30, 2007 and a $70.0 million prepayment in March 2009, quarterly payments of $5.6 million are payable between March 31, 2009 and June 30, 2009, and $7.0 million between September 30, 2009 and June 30, 2012.

      Interest payments under the terms of the 6 3/8% and the 8 7/8% Senior Subordinated Notes are due in February and August, and January and July of each year, respectively.  Based on the $200.0 million principal balance of the 6 3/8% Senior Subordinated Notes outstanding on March 31, 2009, interest payments of $6.4 million are payable each February and August through February 2013.  The Company made this $6.4 million payment in February 2009. Based on the $101.5 million principal balance of the 8 7/8% Senior Subordinated Notes outstanding on March 31, 2009, interest payments of $4.5 million are payable each January and July through July 2011. The Company made a $4.6 million payment in January 2009.

      As of March 31, 2009, the Company had outstanding approximately $375.6 million on its credit facility. During the quarter ended March 31, 2009, we borrowed $80.0 million from our credit facility to fund the repurchase of bonds and general corporate purposes, and repaid approximately $75.6 million.

      Senior Subordinated Notes

      As of March 31, 2009, the Company had outstanding $200.0 million of its 6 3/8% Senior Subordinated Notes due February 2013 and $101.5 million of its 8 7/8% Senior Subordinated Notes due July 2011. During the quarter ended March 31, 2009, the Company repurchased $2.4 million of the 8 7/8% Senior Subordinated Notes at an average discount of 50.0%, and recorded a gain on the retirement of debt, net of the write-off of deferred financing costs, of approximately $1.2 million.

      The indentures governing the Company’s senior subordinated notes also contain covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase capital stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.  The Company was in compliance with all covenants as of March 31, 2009. At the date of the filing of this Form 10-Q and based on its most recent projections, the Company's management believes it will be in compliance with all covenants through March 31, 2010.

      The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes, the 6 3/8% Senior Subordinated Notes and the Company’s obligations under the Credit Agreement.

      Future minimum principal payments of long-term debt as of March 31, 2009 are as follows:

	Senior Subordinated Notes	Credit Facilities and Other
	(In thousands)

April — December 2009	$—	$19,554
2010	—	27,854
2011	101,510	328,280
2012	—	—
2013	200,000	—
2014 and thereafter	—	—
Total long-term debt	$301,510	$375,688

The Credit Agreement expires the earlier of (i) six months prior to the scheduled maturity of the 8 7/8% Senior Subordinated Notes due July 1, 2011, unless the 8 7/8% Senior Subordinated Notes have been refinanced or repurchased prior to such date, or (ii) June 30, 2012.   In prior reporting, management had assumed that the Company would refinance the 8 7/8% Senior Subordinated Notes prior to January 1, 2011 and, therefore, the maturity date for the loans governed by Credit Agreement would be June 30, 2012.  However, while management continues to believe it is probable that the Company will refinance the 8 7/8% Senior Subordinated Notes prior to January 1, 2011, given the deterioration in the U.S. economy and the volatility and tightening of the credit markets, management believes it is appropriate to reflect that the loans governed by the Credit Agreement will mature on January 1, 2011, six months prior to the scheduled maturity of the 8 7/8% Senior Subordinated Notes.

8.  INCOME TAXES:

      The estimated annual effective tax rate from continuing operations for the three month period ended March 31, 2009 was (21.9%), which includes an immaterial effect for discrete items.  This blended rate results from combining  an estimated annual effective tax rate of (11.8%) for Radio One, Inc., which has a full valuation allowance for most of its deferred tax assets (“DTAs”), separate and apart from an estimated annual effective rate of 35.2% for Reach Media, which does not have a valuation allowance.

      In 2007, the Company concluded it was more likely than not that the benefit from certain of its DTAs would not be realized. The Company considered its historically profitable jurisdictions, its sources of future taxable income and tax planning strategies in determining the amount of valuation allowance recorded. As part of that assessment, the Company also determined that it was not appropriate under generally accepted accounting principles to benefit its DTAs based on deferred tax liabilities (“DTLs”) related to indefinite-lived intangibles that cannot be scheduled to reverse in the same period. Because the DTL in this case would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. As a result of this assessment, and given the then three year cumulative loss position, the uncertainty of future taxable income and the feasibility of tax planning strategies, the Company recorded a valuation allowance for certain of its DTAs in 2007. For the three month period ended March 31, 2009, an additional valuation allowance for the current year anticipated increase to DTA’s from the amortization of indefinite-lived intangibles was included in the annual effective tax rate calculation.

      On January 1, 2007, the Company adopted the provisions of FIN No. 48,“Accounting for Uncertainty in Income Taxes - Interpretation of SFAS No. 109,”   which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. The nature of the uncertainties pertaining to our income tax position is primarily due to various state tax positions. As of March 31, 2009, we had approximately $5.0 million in unrecognized tax benefits. Accrued interest and penalties related to unrecognized tax benefits is recognized as a component of tax expense. During the three months ended March 31, 2009, the Company recorded a benefit for interest and penalties of $2,000, due to a $6,000 release of interest from an expiring statute. As of March 31, 2009, the Company had a liability of $115,000 for unrecognized tax benefits for interest and penalties. The Company estimates the possible change in unrecognized tax benefits prior to March 31, 2010 would be anywhere from $0 to a reduction of $220,000, due to expiring statutes.

9.  STOCKHOLDERS’ EQUITY:

      Common Stock

      Shareholders of Class A Common Stock are entitled to one vote per share. Shareholders of Class B Common Stock are entitled to ten votes per share. Shareholders of Class C and Class D Common Stock are not entitled to vote.

  Stock Repurchase Program

      In March 2008, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock through December 31, 2009, in an amount of up to $150.0 million, the maximum amount allowable under the Credit Agreement.  The amount and timing of such repurchases will be based on pricing, general economic and market conditions, and the restrictions contained in the agreements governing the Company’s credit facilities and subordinated debt and certain other factors. While $150.0 million is the maximum amount allowable under the Credit Agreement, in 2005, under a prior board authorization, the Company utilized approximately $78.0 million to repurchase common stock leaving capacity of $72.0 million under the Credit Agreement. During the period ended March 31, 2009, the Company repurchased 22,515 shares of Class A common stock at an average price of $0.57 and 14.4 million shares of Class D common stock at an average price of $0.47. There were no shares repurchased during the period ended March 31, 2008; however, for the year ended December 31, 2008 the Company repurchased 421,661 shares of Class A common stock at an average price of $1.32 and 20.0 million shares of Class D common stock at an average price of $0.58. As of March 31, 2009, the Company had approximately $53.1 million in capacity available under the 2008 stock repurchase program.

      The Company continues to have an open stock repurchase authorization with respect to its Class A and D stock and continued to make purchases subsequent to March 31, 2009. (See Note 14 – Subsequent Events.)

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

The Company also uses the BSM valuation model to calculate the fair value of stock-based awards. The BSM incorporates various assumptions including volatility, expected life, and interest rates. For options granted the Company uses the BSM option-pricing model and determines: (1) the term by using the simplified “plain-vanilla” method as allowed under SAB No. 110; (2) a historical volatility over a period commensurate with the expected term, with the observation of the volatility on a daily basis; and (3) a risk-free interest rate that was consistent with the expected term of the stock options and based on the U.S. Treasury yield curve in effect at the time of the grant.

      The Company did not grant stock options during the three months ended March 31, 2009 and March 31, 2008.

  Stock Option and Restricted Stock Grant Plan

      Radio One may issue up to 10,816,198 shares of Class D Common Stock under the Company’s Stock Option and Restricted Stock Grant Plan (“Plan”). At inception of the Plan, the Company’s board of directors authorized 1,408,099 shares of Class A common stock to be issuable under this plan. As of March 31, 2009, Class D shares were available for grant. The options are exercisable in installments determined by the compensation committee of the Company’s board of directors at the time of grant. The options expire as determined by the compensation committee, but no later than ten years from the date of the grant. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock.

      Transactions and other information relating to stock options for the three months ended March 31, 2009 are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)

Balance as of December 31, 2008	5,547,000	$9.64	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, Cancelled	7,000	$15.80	—	—
Balance as of March 31, 2009	5,540,000	$9.37	6.47	—
Vested and expected to vest as of March 31, 2009	5,162,000	$9.76	6.33	—
Unvested as of March 31, 2009	2,098,000	$2.42	8.91	—
Exercisable as of March 31, 2009	3,442,000	$14.25	4.76	—

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the three months ended March 31, 2009 and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on March 31, 2009. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during the three months ended March 31, 2009. The number of options that vested during the three months ended March 31, 2009 was 6,875.

As of March 31, 2009, approximately $1.6 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 9.4 months. The stock option weighted-average fair value per share was $4.78 at March 31, 2009.

Transactions and other information relating to restricted stock grants for the three months ended March 31, 2009 are summarized below:

	Number of Restricted Shares	Weighted-Average Fair Value at Grant Date
Unvested as of December 31, 2008	628,000	$2.14
Granted	—	$—
Vested	52,000	$4.55
Forfeited, Cancelled, Expired	—	$—
Unvested as of March 31, 2009	576,000	$1.92

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of March 31, 2009, $828,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the next 1.2 years.

 10.  SEGMENT INFORMATION:

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

     The accounting policies described in the summary of significant accounting policies in Note 1 – Organization and Summary of Significant Accounting Policies are applied consistently across the two segments.

Detailed segment data for the three month periods ended March 31, 2009 and 2008 is presented in the following table:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
		(As Adjusted – See Note 1)
	(In thousands)
Net Revenue:
Radio Broadcasting	$57,834	$72,683
Internet/Publishing	3,824	850
Corporate/Eliminations/Other	(987)	(1,035)
Consolidated	$60,671	$72,498

Operating Expenses (excluding impairment charges and including stock-based compensation):
Radio Broadcasting	$40,851	$44,060
Internet/Publishing	6,737	3,280
Corporate/Eliminations/Other	2,188	2,905
Consolidated	$49,776	$50,245

Depreciation and Amortization:
Radio Broadcasting	$3,370	$3,232
Internet/Publishing	1,593	26
Corporate/Eliminations/Other	292	406
Consolidated	$5,255	$3,664

Impairment of Long-Lived Assets:
Radio Broadcasting	$48,953	$-
Internet/Publishing	-	-
Corporate/Eliminations/Other	-	-
Consolidated	$48,953	$-

Operating loss:
Radio Broadcasting	$(35,340)	$25,392
Internet/Publishing	(4,506)	(2,455)
Corporate/Eliminations/Other	(3,467)	(4,347)
Consolidated	$(43,313)	$18,590

	As of
	March 31, 2009	December 31, 2008
Total Assets:
Radio Broadcasting	$1,107,252	$1,169,925
Internet/Publishing	39,592	43,001
Corporate/Eliminations/Other	(87,280)	(87,449)
Consolidated	$1,059,564	$1,125,477

 11.  CONTRACT TERMINATION:

In connection with the September 2005 termination of the Company’s sales representation agreements with Interep National Radio Sales, Inc. (“Interep”), and its subsequent agreements with Katz Communications, Inc. (“Katz”) making Katz the Company’s sole national sales representative, Katz paid the Company $3.4 million as an inducement to enter into new agreements and paid Interep approximately $5.3 million to satisfy the Company’s termination obligations. The Company is amortizing both over the four-year life of the subsequent Katz agreements as a reduction to selling, general, and administrative expense. For each of the three month periods ended March 31, 2009 and 2008, selling, general, and administrative expense was reduced by $474,000. As of March 31, 2009 and December 31, 2008, an unamortized amount of $790,000 and approximately $1.3 million, respectively, is reflected in other current liabilities on the accompanying consolidated balance sheets.

12.  RELATED PARTY TRANSACTIONS:

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair. For the three months ended March 31, 2009 and 2008, Radio One paid $27,000 and $40,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three months ended March 31, 2009 and 2008, respectively, the Company provided $0 and $46,000 in advertising services to Music One. As of March 31, 2009, Music One owed Radio One $70,000 for office space and administrative services provided in 2008 and 2007.

13.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

The Company conducts a portion of its business through its subsidiaries. All of the Company’s Subsidiary Guarantors have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes due July 2011, the 6 3/8% Senior Subordinated Notes due February 2013, and the Company’s obligations under the Credit Agreement.

Set forth below are consolidated balance sheets for the Company and the Subsidiary Guarantors as of March 31, 2009 and December 31, 2008, and related consolidated statements of operations and cash flow for each of the three month periods ended March 31, 2009 and 2008. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$26,200	$34,471	$—	$60,671
OPERATING EXPENSES:
Programming and technical	10,102	10,515	—	20,617
Selling, general and administrative	13,164	10,505	—	23,669
Corporate selling, general and administrative	—	5,490	—	5,490
Depreciation and amortization	3,006	2,249	—	5,255
Impairment of long-lived assets	37,424	11,529		48,953
Total operating expenses	63,696	40,288	—	103,984
Operating loss	(37,496)	(5,817)	—	(43,313)
INTEREST INCOME	—	18	—	18
INTEREST EXPENSE	2	10,777	—	10,779
GAIN ON RETIREMENT OF DEBT	—	1,221		1,221
EQUITY IN INCOME OF AFFILIATED COMPANY	—	1,150	—	1,150
OTHER INCOME (EXPENSE)	76	(26)	—	50
Loss before provision for income taxes, noncontrolling interest in income of subsidiaries and discontinued operations	(37,422)	(14,231)	—	(51,653)
PROVISION FOR INCOME TAXES	175	6,896	—	7,071
Net loss before equity in income of subsidiaries and discontinued operations	(37,597)	(21,127)	—	(58,724)
EQUITY IN LOSS OF SUBSIDIARIES	—	(37,664)	37,664	—
Net loss from continuing operations	(37,597)	(58,791)	37,664	(58,724)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(67)	225	—	158
Consolidated net loss	(37,664)	(58,566)	37,664	(58,566)
NONCONTROLLING INTEREST IN INCOME OF SUBSIDIARIES	—	871	—	871
Net loss attributable to common stockholders	$(37,664)	$(59,437)	$37,664	$(59,437)

The accompanying notes are an integral part of this consolidating financial statement.

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted – See Note 1)
	(In thousands)

NET REVENUE	$31,966	$40,532	$—	$72,498
OPERATING EXPENSES:
Programming and technical	8,349	10,716	—	19,065
Selling, general and administrative	13,224	11,425	—	24,649
Corporate selling, general and administrative	—	6,530	—	6,530
Depreciation and amortization	1,453	2,211	—	3,664
Total operating expenses	23,026	30,882	—	53,908
Operating income	8,940	9,650	—	18,590
INTEREST INCOME	—	201	—	201
INTEREST EXPENSE	—	17,259	—	17,259
EQUITY IN LOSS OF AFFILIATED COMPANY	—	2,829	—	2,829
OTHER EXPENSE, net	—	11	—	11
Income (Loss) before provision for income taxes, noncontrolling interest in income of subsidiaries and income (loss) from discontinued operations	8,940	(10,248)	—	(1,308)
PROVISION FOR INCOME TAXES	6,008	2,890	—	8,898
Net income (loss) before equity in income of subsidiaries and income (loss) from discontinued operations	2,932	(13,138)	—	(10,206)
EQUITY IN INCOME OF SUBSIDIARIES	—	3,075	(3,075)	—
Net income (loss) from continuing operations	2,932	(10,063)	(3,075)	(10,206)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	143	(7,964)	—	(7,821)
Consolidated net income (loss)	3,075	(18,027)	(3,075)	(18,027)
NONCONTROLLING INTEREST IN INCOME OF SUBSIDIARIES	—	823	—	823
Net income (loss) attributable to common stockholders	$3,075	$(18,850)	$(3,075)	$(18,850)

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2009

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$290	$20,012	$—	$20,302
Trade accounts receivable, net of allowance for doubtful accounts	20,666	19,906	—	40,572
Prepaid expenses and other current assets	2,179	2,253	—	4,432
Deferred tax assets	—	108	—	108
Current assets from discontinued operations	187	140	—	327
Total current assets	23,322	42,419	—	65,741
PROPERTY AND EQUIPMENT, net	26,615	19,501	—	46,116
INTANGIBLE ASSETS, net	588,210	305,116	—	893,326
INVESTMENT IN SUBSIDIARIES	—	620,257	(620,257)	—
INVESTMENT IN AFFILIATED COMPANY	—	49,420	—	49,420
OTHER ASSETS	326	4,635	—	4,961
Total assets	$638,473	$1,041,348	$(620,257)	$1,059,564

LIABILITIES AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,510	$1,570	$—	$3,080
Accrued interest	—	4,241	—	4,241
Accrued compensation and related benefits	3,697	6,638	—	10,335
Income taxes payable	—	1,448		1,448
Other current liabilities	5,073	4,969	—	10,042
Current portion of long-term debt	57	26,461	—	26,518
Current liabilities from discontinued operations	30	147	—	177
Total current liabilities	10,367	45,474	—	55,841
LONG-TERM DEBT, net of current portion	—	650,680	—	650,680
OTHER LONG-TERM LIABILITIES	1,608	8,869	---	10,477
DEFERRED INCOME TAX LIABILITIES	6,241	85,721	—	91,962
Total liabilities	18,216	790,744	—	808,960
STOCKHOLDERS’ EQUITY:
Common stock	—	65	—	65
Accumulated other comprehensive loss	—	(2,926)	—	(2,926)
Additional paid-in capital	289,373	1,027,575	(289,373)	1,027,575
Retained earnings (accumulated deficit)	330,884	(776,962)	(330,884)	(776,962)
Total stockholders’ equity	620,257	247,752	(620,257)	247,752
Noncontrolling interest	—	2,852	—	2,852
Total equity	620,257	250,604	(620,257)	250,604
Total liabilities and equity	$638,473	$1,041,348	$(620,257)	$1,059,564

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2008

	Combined
	Guarantor	Radio One,
	Subsidiaries	Inc.	Eliminations	Consolidated
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,601	$19,688	$-	$22,289
Trade accounts receivable, net of allowance for doubtful accounts	25,930	24,007	-	49,937
Prepaid expenses and other current assets	1,941	3,619	-	5,560
Deferred tax assets	-	108	-	108
Current assets from discontinued operations	246	57	-	303
Total current assets	30,718	47,479	-	78,197
PROPERTY AND EQUIPMENT, net	28,161	20,441	-	48,602
INTANGIBLE ASSETS, net	626,725	318,244	-	944,969
INVESTMENT IN SUBSIDIARIES	-	669,308	(669,308)	-
INVESTMENT IN AFFILIATED COMPANY	-	47,852	-	47,852
OTHER ASSETS	413	5,384	-	5,797
NON-CURRENT ASSESTS FROM DISCONTINUED OPERATIONS	60	-	-	60
Total assets	$686,077	$1,108,708	$(669,308)	$1,125,477

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,882	$1,809	$-	$3,691
Accrued interest	-	10,082	-	10,082
Accrued compensation and related benefits	3,042	7,492	-	10,534
Income taxes payable	-	30	-	30
Other current liabilities	5,364	7,113	-	12,477
Current portion of long-term debt	210	43,597	-	43,807
Current liabilities from discontinued operations	30	552	-	582
Total current liabilities	10,528	70,675	-	81,203
LONG-TERM DEBT, net of current portion	-	631,555	-	631,555
OTHER LONG-TERM LIABILITIES	-	11,008	-	11,008
DEFERRED TAX LIABILITIES	6,241	79,995	-	86,236
Total liabilities	16,769	793,233	-	810,002
STOCKHOLDERS’ EQUITY:
Common stock	-	79	-	79
Accumulated other comprehensive loss	-	(2,981)	-	(2,981)
Additional paid-in capital	301,002	1,033,921	(301,002)	1,033,921
Retained earnings (accumulated deficit)	368,306	(717,525)	(368,306)	(717,525)
Total stockholders’ equity	669,308	313,494	(669,308)	313,494
Noncontrolling interest	-	1,981	-	1,981
Total equity	669,308	315,475	(669,308)	315,475
Total liabilities and equity	$686,077	$1,108,708	$(669,308)	$1,125,477

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(37,664)	$(59,437)	$37,664	$(59,437)
Noncontrolling interest in income of subsidiaries	—	871	—	871
Consolidated net loss	(37,664)	(58,566)	37,664	(58,566)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	3,006	2,249	—	5,255
Amortization of debt financing costs	—	602	—	602
Deferred income taxes	—	5,726	—	5,726
Impairment of long-lived assets	37,424	11,529	—	48,953
Equity in income of affiliated company	—	(1,150)	—	(1,150)
Stock-based compensation and other non-cash compensation	—	483	—	483
Gain on retirement of debt	—	(1,221)	—	(1,221)
Amortization of contract inducement and termination fee	(240)	(234)	—	(474)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	5,264	4,101	—	9,365
Prepaid expenses and other current assets	(238)	1,366	—	1,128
Other assets	86	751	—	837
Due to corporate/from subsidiaries	(8,948)	8,948	—	—
Accounts payable	(372)	(239)	—	(611)
Accrued interest	—	(5,841)	—	(5,841)
Accrued compensation and related benefits	655	(854)	—	(199)
Income taxes payable	—	1,418	—	1,418
Other liabilities	1,317	(4,283)	—	(2,966)
Net cash flows provided from operating activities from discontinued operations	—	247	—	247
Net cash flows provided from (used in) operating activities	290	(34,968)	37,664	2,986
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,148)	—	(1,148)
Investment in subsidiaries	—	37,664	(37,664)	—
Purchase of other intangible assets	—	(39)	—	(39)
Net cash flows provided from investing activities	—	36,477	(37,664)	(1,187)
CASH FLOWS USED IN FINANCING ACTIVITIES:	—
Repayment of other debt	—	(153)	—	(153)
Repurchase of senior subordinated notes	—	(1,220)	—	(1,220)
Repayment of credit facility	—	(75,570)	—	(75,570)
Proceeds from credit facility	—	80,000	—	80,000
Repurchase of common stock	—	(6,843)	—	(6,843)
Net cash flows used in financing activities	—	(3,786)	—	(3,786)
INCREASE IN CASH AND CASH EQUIVALENTS	290	(2,277)	—	(1,987)
CASH AND CASH EQUIVALENTS, beginning of period	2,601	19,688	—	22,289
CASH AND CASH EQUIVALENTS, end of period	$2,891	$17,411	$—	$20,302

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted – See Note 1)
	(In thousands)

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss) attributable to common stockholders	$3,075	$(18,850)	$(3,075)	$(18,850)
Noncontrolling interest in income of subsidiaries	—	823	—	823
Consolidated net income (loss)	3,075	(18,027)	(3,075)	(18,027)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,453	2,211	—	3,664
Amortization of debt financing costs	—	689	—	689
Deferred income taxes	—	8,997	—	8,997
Equity in net loss of affiliated company	—	2,829	—	2,829
Stock-based compensation and other compensation	148	220	—	368
Amortization of contract inducement and termination fee	(224)	(291)	—	(515)
Change in interest due on stock subscriptions receivable	—	(5)	—	(5)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	533	2,870	—	3,403
Prepaid expenses and other current assets	431	703	—	1,134
Other assets	—	(976)	—	(976)
Due to corporate/from subsidiaries	(3,386)	3,386	—	—
Accounts payable	(715)	(913)	—	(1,628)
Accrued interest	—	(9,986)	—	(9,986)
Accrued compensation and related benefits	512	(1,745)	—	(1,233)
Income taxes payable	—	716	—	716
Other liabilities	2,139	(2,942)	—	(803)
Net cash from (used in) from operating activities of discontinued operations	(4,721)	10,488	—	5,767
Net cash flows used in operating activities	(755)	(1,776)	(3,075)	(5,606)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3,270)	—	(3,270)
Equity investments	—	(997)	—	(997)
Investment in subsidiaries	—	(3,075)	3,075	—
Purchase of other intangible assets	—	(221)	—	(221)
Deposits for station equipment and purchases and other assets	—	(517)	—	(517)
Net cash from investing activities of discontinued operations	3	(3)	—	—
Net cash flows from (used in) investing activities	3	(8,083)	3,075	(5,005)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of other debt	—	(490)	—	(490)
Proceeds from credit facility	—	10,000	—	10,000
Repayment of credit facility	—	(11,500)	—	(11,500)
Payment of dividend to noncontrolling interest shareholders	—	(3,916)	—	(3,916)
Net cash flows used in financing activities	—	(5,906)	—	(5,906)
DECREASE IN CASH AND CASH EQUIVALENTS	(752)	(15,765)	—	(16,517)
CASH AND CASH EQUIVALENTS, beginning of period	822	23,425	—	24,247
CASH AND CASH EQUIVALENTS, end of period	$70	$7,660	$—	$7,730

The accompanying notes are an integral part of this consolidating financial statement.

14.  SUBSEQUENT EVENTS:

      During April 2009, the Company repurchased 7,993 shares of Class A common stock in the amount of $6,844 at an average price of $0.86 per share and 3,852,470 shares of Class D common stock in the amount of approximately $1.9 million at an average price of $0.51 per share. As of April 30, 2009, the Company had approximately $51.2 million in capacity available under its share repurchase program.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K/A for the year ended December 31, 2008.

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

      During the three months ended March 31, 2009, approximately 38.3% of our net revenue was generated from local advertising and approximately 54.9% was generated from national advertising, including network advertising. In comparison, during the three months ended March 31, 2008, approximately 36.7% of our net revenue was generated from local advertising and approximately 58.9% was generated from national advertising, including network advertising. National advertising also includes advertising revenue generated from our internet and publishing segments. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees, magazine subscriptions, newsstand revenue and other revenue.

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

      In February 2005, we acquired 51% of the common stock of Reach Media, Inc. (“Reach Media”). A substantial portion of Reach Media’s revenue is generated from a sales representation agreement with a third party radio company. Pursuant to a multi-year agreement, revenue is received monthly in exchange for the sale of advertising time on the nationally syndicated Tom Joyner Morning Show, which is currently aired on 107 affiliated stations. The annual amount of revenue is based on a contractual amount determined based on number of affiliates, demographic audience and ratings.  The agreement provides for a potential to earn additional amounts if certain revenue goals are met. The agreement also provides for sales representation rights related to Reach Media’s events. Additional revenue is generated by Reach Media from this and other customers through special events, sponsorships, its internet business and other related activities. The agreement expires December 31, 2009.

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

      We generally incur marketing and promotional expenses to increase our audiences. However, because Arbitron reports ratings either monthly or quarterly, depending on the particular market, any ratings changes and the effect on advertising revenue tends to lag behind both the reporting of the ratings and the incurrence of advertising and promotional expenditures.

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

      (b) Station operating income:  Net (loss) income before depreciation and amortization, income taxes, interest income, interest expense, equity in gain or loss of affiliated company, minority interest in income of subsidiaries, gain on retirement of debt, other expense, corporate expenses, stock-based compensation expenses, impairment of long-lived assets and gain or loss from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our physical plant, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead, stock-based compensation and discontinued operations. Station operating income is frequently used as a basis for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not represent operating income or loss or cash flows from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

     Summary of Performance

     The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2009	2008
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands, except margin data)

Net revenue	$60,671	$72,498
Station operating income	16,511	28,989
Station operating income margin	27.2%	40.0%
Net loss attributable to common stockholders	$(59,437)	$(18,850)

     The reconciliation of net loss to station operating income is as follows:

	Three Months Ended March 31,
	2009	2008
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands)

Net loss attributable to common stockholders	$(59,437)	$(18,850)
Add back non-station operating income items included in net loss:
Interest income	(18)	(201)
Interest expense	10,779	17,259
Provision for income taxes	7,071	8,898
Corporate selling, general and administrative, excluding stock-based compensation	5,133	6,407
Stock-based compensation	483	328
Gain on retirement of debt	(1,221)	—
Equity in (income) loss of affiliated company	(1,150)	2,829
Other (income) expense, net	(50)	11
Depreciation and amortization	5,255	3,664
Noncontrolling interest in income of subsidiaries	871	823
Impairment of long-lived assets	48,953	—
(Income) loss from discontinued operations, net of tax	(158)	7,821
Station operating income	$16,511	$28,989

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

     The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008 (In thousands)

	Three Months Ended March 31,
	2009	2008 (1) (2)	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$60,671	$72,498	$(11,827)	(16.3)%
Operating expenses:
Programming and technical, excluding stock-based compensation	20,586	19,032	1,554	8.2
Selling, general and administrative, excluding stock-based compensation	23,574	24,477	(903)	(3.7)
Corporate selling, general and administrative, excluding stock-based compensation	5,133	6,407	(1,274)	(19.9)
Stock-based compensation	483	328	155	47.3
Depreciation and amortization	5,255	3,664	1,591	43.4
Impairment of long-lived assets	48,953	—	48,953	—
Total operating expenses	103,984	53,908	50,076	92.9
Operating (loss) income	(43,313)	18,590	(61,903)	(333.0)
Interest income	18	201	(183)	(91.0)
Interest expense	10,779	17,259	(6,480)	(37.5)
Gain on retirement of debt	1,221	—	1,221	—
Equity in income (loss) of affiliated company	1,150	(2,829)	3,979	140.7
Other income (expense), net	50	(11)	61	554.5
Loss before provision for income taxes, noncontrolling interest in income of subsidiaries and discontinued operations	(51,653)	(1,308)	(50,345)	(3,849.0)
Provision for income taxes	7,071	8,898	(1,827)	(20.5)
Net loss from continuing operations	(58,724)	(10,206)	(48,518)	(475.4)
Income (loss) from discontinued operations, net of tax	158	(7,821)	(7,979)	(102.0)
Consolidated net loss	(58,566)	(18,027)	(40,539)	(224.9)
Noncontrolling interest in income of subsidiaries	871	823	48	5.8
Net loss attributable to common stock holders	$(59,437)	$(18,850)	$(40,587)	(215.3)%

(1)
Certain reclassifications associated with accounting for discontinued operations have been made to the accompanying prior period financial statements to conform to the current period presentation.  These reclassifications had no effect on previously reported net income or loss, or any other previously reported statements of operations, balance sheet or cash flow amounts.

(2)
During the second quarter of 2008, Radio One was advised that prior period financial statements of TV One, LLC (“TV One”), an affiliate accounted for under the equity method, had been restated to correct certain errors that affected the reported amount of members’ equity and liabilities.  These restatement adjustments had a corresponding effect on the Company’s share of the earnings of TV One reported in prior periods.  We have adjusted certain previously reported amounts in the accompanying 2008 interim consolidated financial statements.

 Net revenue

Three Months Ended March 31,		Increase/(Decrease)
2009	2008
$60,671	$72,498	$(11,827)	(16.3)%

During the three months ended March 31, 2009, we recognized approximately $60.7 million in net revenue compared to approximately $72.5 million during the same period in 2008. These amounts are net of agency and outside sales representative commissions, which were approximately $5.5 million and $7.9 million during the three months ended March 31, 2009 and 2008, respectively. Our net revenue decline is primarily attributable to the prolonged economic downturn, which has weakened demand for advertising in general. Declines in net revenue in our radio business more than offset an increase in net revenue of approximately $3.3 million generated by CCI, an online social networking company, which we acquired in April 2008. For our radio business, based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP, the markets in which we operate declined 24.2% in total revenues, 27.1% in national revenues and 25.7% in local revenues for the three months ended March 31, 2009. Except for Boston and St. Louis, we experienced net revenue declines in all our markets, most notably our largest markets, which include Atlanta, Baltimore, Houston and Washington, DC. While Reach Media’s net revenue remained flat for the quarter, we experienced a considerable growth in net revenue associated with our syndicated programs. Excluding the approximately $3.3 million generated by CCI, net revenue declined 20.8% for the three months ended March 31, 2009, compared to the same period in 2008.

Operating expenses

Programming and technical, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2009	2008
$20,586	$19,032	$1,554	8.2%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses also include expenses associated with our programming research activities and music royalties. Expenses associated with the printing and publication of Giant Magazine issues are also included in programming and technical. For our internet business, programming and technical expenses include software product design, post application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. Increased programming and technical expenses were primarily due to approximately $2.0 million in spending by CCI, which we acquired in April 2008, and $169,000 more spent for our broader internet initiative. Additional spending related to our radio business for on-air talent and music royalties were offset in part from salary expense and tower facilities savings, along with less printing and publication costs for Giant Magazine. Excluding the approximately $2.0 in spending for CCI, programming and technical expenses decreased 2.1% for the three months ended March 31, 2009, compared to the same period in 2008.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2009	2008
$23,574	$24,477	$(903)	(3.7)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our stations and visitors’ data for our websites are also included in selling, general and administrative expenses. Selling, general and administrative expenses also include membership traffic acquisition costs for our internet business. In addition, selling, general and administrative expenses also include expenses related to the advertising traffic (scheduling and insertion) functions. Our radio business drove approximately $2.8 million in reduced selling, general and administrative expenses, primarily in compensation, specifically salaries, commissions, national representative fees and talent fees. As a result of our expense reduction efforts, we also spent less in special events expenses, travel and entertainment and promotional activities. These savings were offset in part by spending of approximately $2.0 million for CCI, which we acquired in April 2008. Excluding the approximately $2.0 million spent by CCI, selling, general and administrative expenses decreased 11.9% for the three months ended March 31, 2009, compared to the same period in 2008.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2009	2008
$5,133	$6,407	$(1,274)	(19.9)%

Corporate selling, general and administrative expenses consist of expenses associated with maintaining our corporate headquarters and facilities, including personnel. Decreased corporate selling, general and administrative expenses were primarily due to less compensation expense, mainly salaries, severance, bonuses and associated payroll taxes. In addition, our expense reduction efforts resulted in savings in research, legal and professional, contractors, consultants and travel and entertainment spending.

Stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2009	2008
$483	$328	$155	47.3%

Stock-based compensation consists of expenses associated with our January 1, 2006 adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment.”  SFAS No. 123(R) eliminated accounting for share-based payments based on Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The increase in stock-based compensation was primarily due to additional stock options and restricted stock awards associated with the March and April 2008 employment agreements for the Chief Executive Officer, the Founder and Chairperson and the Chief Financial Officer. The additional expense was offset in part due to the decline in the fair value of options and grants given the decline in the Company’s stock price, cancellations, forfeitures and the completion of the vesting period for certain stock option grants.

Depreciation and amortization

Three Months Ended March 31,		Increase/(Decrease)
2009	2008
$5,255	$3,664	$1,591	43.4%

The increase in depreciation and amortization expense was due primarily to the purchase price accounting for intangible assets acquired as part of the April 2008 purchase of CCI, which accounted for approximately $1.0 million of the increase. The intangible assets acquired include advertising agreements, brand names, non-compete agreements and a favorable office lease. An additional $610,000 of depreciation and amortization expense is attributable to the depreciation of technical assets for our other internet businesses.

Impairment of long-lived assets

Three Months Ended March 31,		Increase/(Decrease)
2009	2008
$48,953	$ -	$48,953	- %

The increase in the impairment of long-lived assets reflects a non-cash charge recorded for the impairment of radio broadcasting licenses in 11 of our 16 markets, namely, Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Houston, Indianapolis, Philadelphia, Raleigh-Durham, Richmond and St. Louis. The impairment charges are driven by the prolonged economic downturn and further deterioration in the 2009 radio industry outlook, which adversely impacted revenue, profitability and terminal values. As a result, we lowered our financial projections since our 2008 annual and year end fair value assessments, thus causing this quarter’s impairment.

Interest income

Three Months Ended March 31,		Increase/(Decrease)
2009	2008
$18	$201	$(183)	(91.0)%

The decrease in interest income was due primarily to lower cash balances, cash equivalents and a decline in interest rates.

Interest expense

Three Months Ended March 31,		Increase/(Decrease)
2009	2008
$10,779	$17,259	$(6,480)	(37.5)%

The decrease in interest expense was due primarily to interest savings from early redemptions of the Company’s 8 7/8% Senior Subordinated Notes due July 2011, and to a lesser extent, pay downs of outstanding debt on the Company’s credit facility. Interest savings were also due to the absence of fees associated with the operation of WPRS-FM pursuant to a local management agreement (“LMA”). LMA fees are classified as interest expense, and we purchased WPRS-FM in June 2008 for approximately $38.0 million in cash.

Gain on retirement of debt

Three Months Ended March 31,		Increase/(Decrease)
2009	2008
$1,221	$ -	$1,221	- %

The gain on retirement of debt for the three months ended March 31, 2009 was due to the early redemption of approximately $2.4 million of the Company’s previously outstanding 8 7/8% Senior Subordinated Notes due July 2011 at an average discount of 50.0%. An amount of approximately $101.5 million remained outstanding as of March 31, 2009.

Equity in gain (loss) of affiliated company

Three Months Ended March 31,		Increase/(Decrease)
2009	2008
$1,150	$(2,829)	$3,979	140.7%

Equity in gain or loss of affiliated company primarily reflects our estimated equity in the net income or loss of TV One. The gain or loss was due primarily to our share of TV One’s net income or loss relative to TV One’s current capital structure and the Company’s ownership levels in the equity securities of TV One that are currently absorbing its net income or losses. An adjustment was made to equity in loss of affiliated company for the three months ended March 31, 2008 to correct for a change in TV One’s capital structure. Pursuant to Staff Accounting Bulletin (“SAB”) 99, “Materiality” and SAB 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” we increased the previously reported equity in loss of affiliated company for the three months ended March 31, 2008 by $544,000.

Provision for income taxes

Three Months Ended March 31,		Increase/(Decrease)
2009	2008
$7,071	$8,898	$(1,827)	(20.5)%

For the three months ended March 31, 2009, the provision for income taxes decreased to approximately $7.1 million from approximately $8.9 million for the same period in 2008. The tax expense for the quarter ended March 31, 2009 was less than that for same period in 2008 due to a reduction in the tax expense related to indefinite-lived asset amortization and impairment charges for these assets.  The deferred tax assets (“DTAs”) and related valuation allowance were impacted by additional indefinite-lived assets amortization and impairment charges recorded in the quarter. Except for DTAs in our historically profitable filing jurisdictions, a full valuation allowance was recorded in both of the periods ended March 31, 2009 and 2008, as it was determined that more likely than not, the DTAs would not be realized. As such, what would have otherwise been a benefit for income taxes for the period ended March 31, 2009, was more than offset by the valuation allowance recorded. The income tax provision recorded, including the valuation allowance, resulted in a blended effective tax rate of (13.7%) for the three months ended March 31, 2009. This rate results from the combining of an effective quarterly tax rate for Radio One, Inc. of (12.0%), which has a full valuation allowance for most of its DTAs, separate and apart from an effective rate for Reach Media of 35.2%, which does not have a valuation allowance.

    Income (Loss) from discontinued operations, net of tax

Three Months Ended March 31,		Increase/(Decrease)
2009	2008
$158	$(7,821)	$(7,979)	(102.0)%

 The income from discontinued operations, net of tax, for the three months ended March 31, 2009 resulted primarily from activities associated with Los Angeles station KRBV-FM, which was sold in March 2008 for approximately $137.5 million. The loss from discontinued operations, net of tax for the three months ended March 31, 2008 was also attributable to the KRBV-FM sale, which included an approximate $5.1 million impairment charge, and approximately $1.8 million in other one-time sale related expenses. Discontinued operations, net of tax, also includes a tax provision in the amount of $89,000 and $830,000 for the three months ended March 31, 2009 and 2008, respectively.

 Noncontrolling interest in income of subsidiaries

Three Months Ended March 31,		Increase/(Decrease)
2009	2008
$871	$823	$48	5.8%

 The increase in noncontrolling interest in income of subsidiaries is due primarily to an increase in Reach Media’s net income for the three months ended March 31, 2009, compared to the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

      Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our credit facilities and other debt or equity financing.

      In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 2011 (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions including but not limited to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to September 13, 2007, and no less than 1.60 to 1.00 from September 14, 2007 to June 30, 2008, and no less than 1.75 to 1.00 from July 1, 2008 to December 31, 2009, and no less than 2.00 to 1.00 from January 1, 2010 to December 31, 2010, and no less than 2.25 to 1.00 from January 1, 2011 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.00 to 1.00 beginning April 1, 2006 to September 13, 2007, and no greater than 7.75 to 1.00 beginning September 14, 2007 to March 31, 2008, and no greater than 7.50 to 1.00 beginning April 1, 2008 to September 30, 2008, and no greater than 7.25 to 1.00 beginning October 1, 2008 to June 30, 2010, and no greater than 6.50 to 1.00 beginning July 1, 2010 to September 30, 2011, and no greater than 6.00 to 1.00 beginning October 1, 2011 and thereafter, (c) maintaining a senior leverage ratio of no greater than 5.00 to 1.00 beginning June 13, 2005 to September 30, 2006, and no greater than 4.50 to 1.00 beginning October 1, 2006 to September 30, 2007, and no greater than 4.00 to 1.00 beginning October 1, 2007 and thereafter, (d) limitations on liens, (e) limitations on the sale of assets, (f) limitations on the payment of dividends, and (g) limitations on mergers, as well as other customary covenants. The Company was in compliance with all debt covenants as of March 31, 2009. At the date of the filing of this Form 10-Q and based on its most recent projections, the Company's management believes it will be in compliance with all debt covenants through March 31, 2010. Based on its fiscal year end 2007 excess cash flow calculation, the Company made a debt principal prepayment of approximately $6.0 million in May 2008. For the year ended December 31, 2008 no excess cash calculation was required and therefore, no payment was required. In March 2009 the Company made a prepayment of $70.0 million on the term loan facility with $70.0 million in loan proceeds from the revolving facility.

      During the three months ended March 31, 2009, we borrowed $80.0 million from our credit facility to fund the $70.0 million prepayment of the term loan, the repurchase of 8 7/8% Senior Subordinated Notes due July 2011 and the repurchase of Company stock. During the three months ended March 31, 2008, we borrowed approximately $10.0 million from our credit facility and repaid approximately $11.5 million.

      As of March 31, 2009, we had approximately $213.5 million of borrowing capacity. Taking into consideration the financial covenants under the Credit Agreement, approximately $13.0 million of that amount is available for borrowing. The amount available for borrowing could increase to the extent the funds are used to repurchase the 8 7/8% Senior Subordinated Notes. Both the term loan and the revolving facilities bear interest, at our option, at a rate equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus a spread that ranges from 0.63% to 2.25%, or (ii) the prime rate plus a spread of up to 1.25%. The amount of the spread varies depending on our leverage ratio. We also pay a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the unused commitment of the revolving facility.

      The Credit Agreement requires the Company from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, we have entered into various fixed rate swap agreements designed to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of March 31, 2009, we had two swap agreements in place for a total notional amount of $50.0 million, and the periods remaining on these two swap agreements range in duration from 14.5 to 38.5 months.

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

      The following table summarizes the interest rates in effect with respect to our debt as of March 31, 2009:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt (swap matures June 16, 2010)(1)	$25.0	5.77%
Senior bank term debt (swap matures June 16, 2012)(1)	$25.0	5.97%
Senior bank term debt (subject to variable interest rates)(2)	$39.1	2.88%
Senior bank revolving debt (subject to variable interest rates)(3)	$286.5	2.06%
8 7/8% Senior Subordinated Notes (fixed rate)	$101.5	8.88%
6 3/8% Senior Subordinated Notes (fixed rate)	$200.0	6.38%

(1)
A total of $50.0 million is subject to fixed rate swap agreements that became effective in June 2005. Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our Credit Agreement. That spread is currently set at 1.5% and is incorporated into the applicable interest rates set forth above.

(2)	Subject to rolling three month LIBOR plus a spread currently at 1.50%; incorporated into the applicable interest rate set forth above.

(3)	Subject to rolling three month and six month LIBOR plus a spread currently at 1.50%; incorporated into the applicable interest rate set forth above.

      The indentures governing our senior subordinated notes require that we comply with certain financial covenants limiting our ability to incur additional debt. Such terms also place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things. Our Credit Agreement also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit our ability to borrow under the Credit Agreement or to otherwise raise funds in the debt market.  The Company was in compliance with all covenants as of March 31, 2009, and as of the date of the filing of this Form 10-Q, and based on current projections, the Company believes it will be in compliance with all covenants through March 31, 2010.

      The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2009 and 2008:

	2008	2007
	(In thousands)

Net cash flows provided from (used in) from operating activities	$2,986	$(5,606)
Net cash flows used in investing activities	$(1,187)	$(5,005)
Net cash flows used in financing activities	$(3,786)	$(5,906)

      Net cash flows provided from operating activities were approximately $3.0 million for the three months ended March 31, 2009 compared to net cash flows used in operating activities of approximately $5.6 million for the three months ended March 31, 2008. Excluding the non-cash impairment charge of approximately $49.0 million, cash flows from operating activities for the three months ended March 31, 2009 increased from the prior year due primarily to a decrease in the net loss for the period of approximately $8.5 million.

      Net cash flows used investing activities were approximately $1.2 million and $5.0 million for the three months ended March 31, 2009 and 2008, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $1.1 million and $3.2 million for the three months ended March 31, 2009 and 2008, respectively.

      Net cash flows used in financing activities were approximately $3.8 million and $5.9 million for the three months ended March 31, 2009 and 2008, respectively. During the three months ended March 31, 2009 and 2008, respectively, we borrowed $80.0 million and approximately $10.0 million from our credit facility and repaid approximately $75.6 million and $11.5 million in outstanding debt.  During the three month ended March 31, 2009 we repurchased approximately $2.4 million of our 8 7/8% Senior Subordinated Notes due July 2011 and approximately $6.8 million of our Class A and Class D common stock. We paid approximately $3.9 million in dividends to Reach Media’s noncontrolling interest shareholders for the three months ended March 31, 2008.

      From time to time we consider opportunities to acquire additional radio stations, primarily in the top 50 African-American markets, and to make strategic acquisitions, investments and divestitures. In June 2008, the Company purchased the assets of WPRS-FM, a radio station located in the Washington, DC metropolitan area for approximately $38.0 million.  Since April 2007 and up until closing, the station had been operated under an LMA, and, hence, the results of its operations had been included in the Company’s consolidated financial statements.  The station was consolidated with the Company’s existing Washington, DC operations in April 2007.  This purchase was funded from borrowings under our credit facilities of $35.0 million. In April 2008, we acquired CCI, an online social networking company, for $38.0 million in cash, and we borrowed $34.0 million from our credit facility to close this transaction. Other than our agreement with an affiliate of Comcast Corporation, DIRECTV and other investors to fund TV One (the balance of our commitment was approximately $13.7 million at March 31, 2009) we have no other definitive agreements to acquire radio stations or to make strategic investments. In October 2007, the Company had committed (subject to the completion and execution of requisite legal documentation) to invest in QCP Capital Partners, L.P. (“QCP”). At that time the Company also had agreed to provide an unsecured working capital line of credit to QCP Capital Partners, LLC, the management company for QCP, in the amount of $775,000. As of December 31, 2008, the Company had provided $457,000 under the line of credit. In December 2008, the Company made a determination that there was a substantial likelihood that QCP would not be able to proceed successfully with its fundraising and, therefore, the Company was unlikely to recover any of the amounts provided to QCP Capital Partners, LLC pursuant to the October 2007 line of credit agreement. As a result, in December 2008, the Company wrote off the full amount outstanding under the line of credit agreement. No further investments in, or loans to, QCP are anticipated to be made in the foreseeable future.

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

      As of March 31, 2009, we had two standby letters of credit totaling $550,000 in connection with our annual insurance policy renewals. In addition, we had a letter of credit of $295,000 in connection with a contract that we inherited as part of the acquisition of CCI and a $200,000 letter of credit for a sponsored event. Other than a $40,000 reduction to the insurance letters of credit in April 2009, there has been no activity on these standby letters of credit.

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

      The Company continually projects its anticipated cash needs, which include its operating needs, capital requirements, the TV One funding commitment and principal and interest payments on its indebtedness. Management’s most recent operating income and cash flow projections considered the current economic crisis, which has reduced advertising demand in general, as well as the limited credit environment. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through March 31, 2010 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $13.0 million at March 31, 2009. Based on these projections, management also believes the Company will be in compliance with its debt covenants through March 31, 2010. However, a continued worsening economy, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, and further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments, subject to our available liquidity to make sure repurchases. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through an amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.

      Credit Rating Agencies

      On a continuing basis, credit rating agencies such as Moody’s Investor Services (“Moody’s”) and Standard & Poor’s (“S&P”) evaluate our debt.  On March 3, 2009, S&P lowered our corporate credit rating to B- from B and the issue-level rating on our $800.0 million secured credit facility to B- from BB-. While noting that our rating outlook was negative, the ratings downgrade reflects concern over the Company’s ability to maintain compliance with financial covenants due to weak radio advertising demand amid the deepening recession, which S&P expects to persist for all of 2009. On November 3, 2008, Moody’s placed on review the Company and its debt for a possible downgrade. The review was prompted by heightened concerns that the radio broadcast sector will likely face significant revenue and cash flow deterioration due to the high probability of further deterioration in the U.S. economy and its impact on advertising revenue. On September 10, 2008, Moody’s downgraded our corporate family rating to B2 from B1 and our $800.0 million secured credit facility ($500.0 million revolver, $300.0 million term loan) to Ba3 from Ba2.  In addition, Moody’s downgraded our 8 7/8% Senior Subordinated Notes and 6 3/8% Senior Subordinated Notes to Caa1 from B3. While noting that our rating outlook was stable, the ratings downgrade reflected the Company’s operating performance, weaker than previously expected credit metrics and limited borrowing capacity under financial covenants.   On February 26, 2008, S&P placed its rating on the Company on credit watch with negative implications.  The credit watch was based on the Company’s narrow margin of covenant compliance as of December 31, 2007 and uncertainty surrounding compliance following impending step-downs in certain covenant ratios.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our accounting policies are described in Note 1 of the consolidated financial statements in our Annual Report on Form 10-K/A - Organization and Summary of Significant Accounting Policies. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K/A for the year ended December 31, 2008, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. Other than the approximately $49.0 million recorded for impairment charges against radio broadcasting licenses during the three month period ended March 31, 2009, there have been no material changes to our accounting policies or estimates since we filed our Annual Report on Form 10-K/A for the year ended December 31, 2008.

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

Goodwill and Radio Broadcasting Licenses

      We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of March 31, 2009, we had approximately $851.8 million in goodwill and radio broadcasting licenses, which represents approximately 80.4% of our total assets. Therefore, we believe estimating the value of goodwill and radio broadcasting licenses is a critical accounting estimate because of this significance of their values in relation to total assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for such assets owned as of October 1, we test annually for impairment during each fourth quarter or when events or circumstances suggest that impairment exists. Asset impairment exists when the carrying value of these assets exceeds their respective fair value. When the carrying value exceeds fair value, an impairment amount is charged to operations for the excess.

      Given the prolonged economic downturn and continual revenue and profitability declines in the radio broadcast industry, the Company performed an interim test for impairment as of February 28, 2009, and recorded impairment charges of approximately $49.0 million for radio broadcasting licenses for the three months ended March 31, 2009. There was no impairment charge recorded for the same period in 2008. The triggering circumstances for our interim impairment assessment were the continued deteriorating 2009 outlook for the radio industry and its adverse impact on profits and cash flows, resulting lower terminal values and our own lowered internal projections. Impairment charges continue to be a trend experienced by media companies in general, and are not unique to the Company.

      When estimating the fair values of radio broadcasting licenses and goodwill, we use the income approach method, which involves a 10-year discounted cash flow model that requires judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values. There are inherent uncertainties related to these assumptions and our judgment in applying them to the impairment analysis. While we believe we have made reasonable estimates and assumptions to calculate the fair values, changes in certain events or circumstances (including events and circumstances resulting from a more prolonged or continued deterioration in the economy) could result in changes to our estimated fair values, and may result in additional write-downs to the carrying values of these assets in the future.

Impairment of Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

      Intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. We concluded no impairment indicators existed during the three months ended March 31, 2009 and accordingly, no impairment recoverability assessment was warranted. However, any changes in certain events or circumstances could result in changes to the estimated fair values of these intangible assets and may result in future write-downs to the carrying values.

      Allowance for Doubtful Accounts

      We must make estimates of the uncollectability of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the past four years, including the quarter ended March 31, 2009, our historical bad debt results have averaged approximately 5.1% of our outstanding trade receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required.

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

Equity Accounting

      We account for our investment in TV One under the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and other related interpretations. We have recorded our investment at cost and have adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. We will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. We have determined that although TV One is a variable interest entity (as defined by FIN No. 46(R), “Consolidation of Variable Interest Entities”) the Company is not the primary beneficiary of TV One. (See Note 5 - Investment in Affiliated Company for further discussion.)

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

      To address the exposures of unrecognized tax positions, in January 2007, we adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes - Interpretation of SFAS No. 109,” which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of March 31, 2009, we had approximately $5.0 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

      Realizability of Deferred Tax Balances

      In December 2007, except for DTAs in its historically profitable jurisdictions, and DTAs that may be benefited by future reversing deferred tax liabilities (“DTLs”), the Company recorded a full valuation allowance for all other DTAs, mainly NOLs, as it was determined that more likely than not, the DTAs would not be realized.  The Company reached this determination based on its then cumulative loss position and the uncertainty of future taxable income. Consistent with that prior realizability assessment, the Company has recorded a full valuation allowance for additional NOLs generated from the tax deductible amortization of indefinite-lived assets, as well as DTAs created by impairment charges. For remaining DTAs that were not fully reserved, we believe that these assets will be realized within the carryforward period; however, if we do not generate the projected levels of future taxable income in those specific jurisdictions, an additional valuation allowance may need to be recorded in the future.

      Fair Value Measurements

      Pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company has accounted for an award called for in the CEO’s employment agreement (the “Employment Agreement”) as a derivative instrument. According to the Employment Agreement, which was executed in April 2008, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier, if the CEO voluntarily leaves the Company or is terminated for cause.

      With the assistance of a third party valuation firm, the Company reassessed the estimated fair value of the award as of March 31, 2009 at approximately $4.2 million, and accordingly, recorded compensation expense and a liability for that amount. The fair valuation incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

RECENT ACCOUNTING PRONOUNCEMENTS

      In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”   SFAS No. 161 requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format.  It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related.  Finally, it requires cross referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Effective January 1, 2009, the Company adopted SFAS No. 161. The Company’s adoption of SFAS No. 161 had no impact on its financial condition or results of operations.  (See Note 6 – Derivative Instruments and Hedging Activities.)

      In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R replaces SFAS No. 141, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value.  SFAS No. 141R also requires transaction costs related to the business combination to be expensed as incurred.  SFAS No. 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Effective January 1, 2009, the Company adopted SFAS No. 141R.  There was no new business combination activity for the three month period ended March 31, 2009; therefore, no impact of  SFAS No. 141R related to future acquisitions, if any, is reflected in our consolidated financial statements.

      In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years beginning after December 15, 2008. Effective January 1, 2009, the Company adopted SFAS No. 160.  SFAS No. 160 changed the accounting and reporting for minority interests, which is now characterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. Relected in the December 31, 2008 Form 10-K/A, minority interests characterized as liabilities in the consolidated balance sheet was approximately $2.0 million. This amount has been recharacterized as noncontrolling interests and classified as a component of shareholders’ equity.

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

      In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. The Company adopted SFAS No. 157 effective January 1, 2008. In February 2008, the FASB issued FASB Staff Position on Statement 157, "Effective Date of FASB Statement No. 157," ("FSP No. 157-2").  FSP No. 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  Effective January 1, 2009, the Company adopted FSP No. 157-2. The adoption of FSP No. 157-2 did not have a material impact on the Company’s financial statements.

CAPITAL AND COMMERCIAL COMMITMENTS

TV One Cable Network

Pursuant to a limited liability company agreement dated July 18, 2003, the Company and certain other investors formed TV One for the purpose of developing and distributing a new television programming service. At that time, we committed to make a cumulative cash investment in TV One of $74.0 million, of which $60.3 million had been funded as of March 31, 2009. The initial commitment period for funding the capital was extended to July 1, 2009, due in part to TV One’s lower than anticipated capital needs during the initial commitment period.

Long-term debt

The total amount available under our existing Credit Agreement with a syndicate of banks is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. As of March 31, 2009, we had approximately $375.6 million in debt outstanding under the Credit Agreement. We also have outstanding $200.0 million 6 3/8% Senior Subordinated Notes due 2013 and $101.5 million 8 7/8% Senior Subordinated Notes due 2011. See “Liquidity and Capital Resources.”

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 21 years and a non-cancelable capital lease for equipment that expires in June 2009.

Operating Contracts and Agreements

We have other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements that expire over the next six years.

Contractual Obligations Schedule

  The following table represents our contractual obligations as of March 31, 2009:

	Payments Due by Period
Contractual Obligations	2009	2010	2011	2012	2013	2015 and Beyond	Total
	(In thousands)

8 7/8% Senior Subordinated Notes(1)	$4,505	$9,009	$110,519	$—	$—	$—	$124,033
6 3/8% Senior Subordinated Notes(1)	6,375	12,750	12,750	12,750	206,375	—	251,000
Credit facilities(2)	28,761	42,836	329,436	1,156	—	—	402,189
Capital lease obligation	58	—	—	—	—	—	58
Other operating contracts/agreements(3)	36,394	24,819	23,278	23,442	11,097	11,301	130,331
Operating lease obligations	6,416	7,189	5,949	4,355	3,661	10,140	37,710
Total	$82,509	$96,603	$481,932	$41,703	$221,133	$21,441	$945,321

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of March 31, 2009.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of March 31, 2009.

(3)
Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements.

Reflected in the obligations above, as of March 31, 2009, we had two swap agreements in place for a total notional amount of $50.0 million. The periods remaining on the swap agreements range in duration from 14.5 to 38.5 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance.

Off-Balance Sheet Arrangements

As of March 31, 2009, we had two standby letters of credit totaling $550,000 in connection with our annual insurance policy renewals. In addition, we had a letter of credit of $295,000 in connection with a contract we inherited as part of the acquisition of CCI and a letter of credit in the amount of $200,000 for a sponsorship event.  In April 2009, there was a $40,000 reduction in connection with the annual insurance policy renewals, and, there has been no other activity on any of these letters of credit.

RELATED PARTY TRANSACTIONS

      The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair. For the three months ended March 31, 2009 and 2008, Radio One paid $27,000 and $40,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three months ended March 31, 2009 and 2008, respectively, the Company provided $0 and $46,000 in advertising services to Music One. As of March 31, 2009, Music One owed Radio One $70,000 for office space and administrative services provided in 2008 and 2007.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

      For quantitative and qualitative disclosures about market risk affecting Radio One, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K/A, for the fiscal year ended December 31, 2008.  Our exposure related to market risk has not changed materially since December 31, 2008.

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

Changes in internal control over financial reporting

      During the three months ended March 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      There has been no material change to our legal proceedings as set forth in the most recently filed Form 10-K/A.

Item 1A.  Risk Factors

      In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K/A for the year ended December 31, 2008 (the "2008 Annual Report"), which could materially affect our business, financial condition or future results. The risks described in our 2008 Annual Report are not the only risks facing our Company. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results. There have been no material changes to our risk factors as set forth in our most recently filed form 10-K/A.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

      During the three months ended March 31, 2009, we made repurchases of our Class A and Class D common stock pursuant to the $150.0 million stock repurchase program adopted by our board of directors on March 20, 2008.

      The following table provides information on our repurchases during the three months ended March 31, 2009:

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2009 — March 31, 2009	22,515	Class A	$0.57	22,515	$53,051,481

January 1, 2009 — March 31, 2009	14,407,165	Class D	$0.47	14,407,165	$53,051,481

Total	14,429,680			14,429,680	$53,051,481

(1)
In March 2008, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock through December 31, 2009 of up to $150.0 million, the maximum amount allowable under the Credit Agreement. The amount and timing of such repurchases will be based on pricing, general economic and market conditions, and the restrictions contained in the agreements governing the Company’s credit facilities and subordinated debt and certain other factors. While $150.0 million is the maximum amount allowable under the Credit Agreement, in 2005 under a prior board authorization, the Company utilized approximately $78.0 million to repurchase common stock leaving capacity of $72.0 million under the Credit Agreement.  During the period ended March 31, 2009, the Company repurchased 22,515 shares of Class A common stock at an average price of $.57 and 14.4 million shares of Class D common stock at an average price of $0.47. There were no shares repurchased during the period ended March 31, 2008; however, for the year ended December 31, 2008 the Company repurchased 421,661 shares of Class A common stock at an average price of $1.32 and 20.0 million shares of Class D common stock at an average price of $0.58. As of March 31, 2009, the Company had approximately $53.1 million in capacity available under the 2008 share repurchase program.

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

May 11, 2009