Form 10-Q
period 2009-06-30
RADIO ONE INC
filed 2009-08-07
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
 ________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Large accelerated filer   ☐     Accelerated filer   ☑     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes   ☐ No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009
Class A Common Stock, $.001 Par Value	2,981,847
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	3,121,048
Class D Common Stock, $.001 Par Value	47,784,454

CERTAIN DEFINITIONS

Unless otherwise noted, the terms “Radio One,” “the Company,” “we,” “our” and “us” refer to Radio One, Inc. and its subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•
the effects the current global financial and economic crisis, credit and equity market volatility and the current and future states of  the U.S. economy may continue to have on our business and financial condition and the business and financial condition of our advertisers;

•	fluctuations within the economy could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given the current economic environment;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement methodologies;

•	regulation by the Federal Communications Commission relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent, content acquisition cost and royalties;

•	financial losses that may be sustained due to impairment charges against our broadcasting licenses, goodwill and other intangible assets, particularly in light of the current economic environment;

•	our incurrence of net losses over the past three fiscal years;

•	increased competition from new technologies;

•	the impact of our acquisitions, dispositions and similar transactions;

•	our high degree of leverage and potential inability to refinance our debt given current market conditions;

•	our current non-compliance with NASDAQ rules for continued listing of our Class A and Class D common stock; and

•	other factors mentioned in our filings with the Securities and Exchange Commission including the factors discussed in detail in Item 1A, “Risk Factors,” in our 2008 Annual Report on Form 10-K/A.

You should not place undue reliance on these forward-looking statements, which reflect our view as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)

	(In thousands, except share data)

NET REVENUE	$70,083	$83,432	$130,754	$155,930
OPERATING EXPENSES:
Programming and technical	19,282	20,853	39,899	39,918
Selling, general and administrative	21,435	27,773	45,104	52,463
Corporate selling, general and administrative	5,608	17,807	11,098	24,337
Depreciation and amortization	5,259	5,171	10,514	8,835
Impairment of long-lived assets	—	—	48,953	—
Total operating expenses	51,584	71,604	155,568	125,553
Operating income (loss)	18,499	11,828	(24,814)	30,377
INTEREST INCOME	47	130	65	331
INTEREST EXPENSE	9,033	15,160	19,812	32,419
GAIN ON RETIREMENT OF DEBT	—	1,015	1,221	1,015
EQUITY IN (INCOME) LOSS OF AFFILIATED COMPANY	(747)	(29)	(1,897)	2,799
OTHER EXPENSE, net	114	33	64	44
Income (loss) before provision for income taxes, noncontrolling interest in income of subsidiaries and (loss) income from discontinued operations	10,146	(2,191)	(41,507)	(3,539)
PROVISION FOR INCOME TAXES	1,777	9,761	8,848	18,659
Net income (loss) from continuing operations	8,369	(11,952)	(50,355)	(22,198)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(89)	1,334	69	(6,447)
CONSOLIDATED NET INCOME (LOSS)	8,280	(10,618)	(50,286)	(28,645)
NONCONTROLLING INTEREST IN INCOME OF SUBSIDIARIES	1,067	1,058	1,938	1,881
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7,213	$(11,676)	$(52,224)	$(30,526)

BASIC AND DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$0.12	$(0.13)	$(0.81)*	$(0.24)
Discontinued operations, net of tax	—	0.01	— *	(0.07)
Net income (loss) attributable to common stockholders	$0.12	$(0.12)	$(0.80)*	$(0.31)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	59,421,562	98,403,298	64,920,155	98,560,790
Diluted	60,034,168	98,403,298	64,920,155	98,560,790

*  Earnings per share amounts may not add due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
	As of
	June 30, 2009	December 31, 2008
	(Unaudited)

	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,153	$22,289
Trade accounts receivable, net of allowance for doubtful accounts of $2,893 and $3,789, respectively	49,429	49,937
Prepaid expenses and other current assets	4,667	5,560
Deferred tax assets	71	108
Current assets from discontinued operations	28	303
Total current assets	76,348	78,197
PROPERTY AND EQUIPMENT, net	44,734	48,602
GOODWILL	138,145	137,095
RADIO BROADCASTING LICENSES	714,838	763,657
OTHER INTANGIBLE ASSETS, net	38,901	44,217
INVESTMENT IN AFFILIATED COMPANY	50,379	47,852
OTHER ASSETS	3,253	5,797
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	—	60
Total assets	$1,066,598	$1,125,477

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,795	$3,691
Accrued interest	9,396	10,082
Accrued compensation and related benefits	8,546	10,534
Income taxes payable	1,394	30
Other current liabilities	11,595	12,477
Current portion of long-term debt	18,010	43,807
Current liabilities from discontinued operations	122	582
Total current liabilities	51,858	81,203
LONG-TERM DEBT, net of current portion	655,529	631,555
OTHER LONG-TERM LIABILITIES	10,078	11,008
DEFERRED TAX LIABILITIES	92,294	86,236
Total liabilities	809,759	810,002

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,981,841 and 3,016,730 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 49,135,754 and 69,971,551 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	49	70
Accumulated other comprehensive loss	(2,506)	(2,981)
Additional paid-in capital	1,025,117	1,033,921
Accumulated deficit	(769,749)	(717,525)
Total stockholders’ equity	252,920	313,494
Noncontrolling interest	3,919	1,981
Total equity	256,839	315,475
Total liabilities and equity	$1,066,598	$1,125,477

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

	Radio One Inc. Stockholders
	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Comprehensive Loss	Accumulated Other Comprehensive Loss	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	(In thousands, except share data)
BALANCE, as of December 31, 2008	$—	$3	$3	$3	$70		$(2,981)	$1,033,921	$(717,525)	$1,981	$315,475
Comprehensive loss:
Consolidated net loss	—	—	—	—	—	$(50,286)	—	—	(52,224)	1,938	(50,286)
Change in unrealized loss on derivative and hedging activities, net of taxes	—	—	—	—	—	475	475	—	—	—	475
Comprehensive loss						$(49,811)
Repurchase of 34,889 shares of Class A common stock and 20,835,797 shares of Class D common stock	—	—	—	—	(21)		—	(9,883)	—	—	(9,904)
Vesting of non-employee restricted stock	—	—	—	—	—		—	316	—	—	316
Stock-based compensation expense	—	—	—	—	—		—	763	—	—	763
BALANCE, as of June 30, 2009	$—	$3	$3	$3	$49		$(2,506)	$1,025,117	$(769,749)	$3,919	$256,839

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(Unaudited)

	(In thousands)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(52,224)	$(30,526)
Noncontrolling interest in income of subsidiaries	1,938	1,881
Consolidated net loss	(50,286)	(28,645)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	10,514	8,835
Amortization of debt financing costs	1,205	1,361
Deferred income taxes	5,999	17,592
Impairment of long-lived assets	48,953	—
Equity in (income) loss of affiliated company	(1,897)	2,799
Stock-based and other compensation	1,079	849
Gain on retirement of debt	(1,221)	(1,015)
Change in interest due on stock subscriptions receivable	—	(20)
Amortization of contract inducement and termination fee	(947)	(947)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	508	(3,811)
Prepaid expenses and other assets	893	1,525
Other assets	2,544	(3,286)
Accounts payable	(896)	(3,480)
Accrued interest	(687)	(804)
Accrued compensation and related benefits	(1,988)	4,863
Income taxes payable	1,364	(3,033)
Other liabilities	(1,812)	4,467
Net cash flows from operating activities of discontinued operations	(464)	814
Net cash flows from (used in) operating activities	12,861	(1,936)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(2,287)	(4,036)
Acquisitions	—	(70,426)
Purchase of other intangible assets	(263)	(1,046)
Proceeds from sale of assets	—	150,224
Deposits for station equipment and purchases and other assets	—	161
Net cash flows (used in) provided from investing activities	(2,550)	74,877
CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of other debt	(153)	(987)
Proceeds from credit facility	111,500	79,000
Repayment of credit facility	(110,670)	(150,909)
Repurchase of senior subordinated notes	(1,220)	(6,920)
Repurchase of common stock	(9,904)	(2,775)
Payment of dividend to noncontrolling interest shareholders of Reach Media, Inc.	—	(3,916)
Net cash flows used in financing activities	(10,447)	(86,507)
DECREASE IN CASH AND CASH EQUIVALENTS	(136)	(13,566)
CASH AND CASH EQUIVALENTS, beginning of period	22,289	24,247
CASH AND CASH EQUIVALENTS, end of period	$22,153	$10,681

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$19,293	$31,877
Income taxes	$1,612	$5,282

Supplemental Note: In July 2007, a seller financed loan of $2.6 million was incurred when the Company acquired the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area. The balance as of June 30, 2009 and 2008 was $0 and $17,000, respectively.

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

      During the period December 2006 to May 2008, we completed the sale of approximately $287.9 million of our non-core radio assets.  While we maintained our core radio franchise, these dispositions have allowed the Company to more strategically allocate its resources consistent with its long-term multi-media operating strategy. We currently own 53 broadcast stations located in 16 urban markets in the United States.

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

      (c)  Financial Instruments

     Financial instruments as of June 30, 2009 and December 31, 2008 consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, long-term debt and subscriptions receivable. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2009 and December 31, 2008, except for the Company’s outstanding senior subordinated notes. The 8 7/8% Senior Subordinated Notes due July 2011 had a carrying value of $101.5 million and a fair value of approximately $40.6 million as of June 30, 2009, and a carrying value of $104.0 million and a fair value of approximately $52.0 million as of December 31, 2008. The 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $200.0 million and a fair value of approximately $64.0 million as of June 30, 2009,  and a carrying value of $200.0 million and a fair value of approximately $60.0 million as of December 31, 2008. The fair values were determined based on the current trading values of these instruments.

      (d)  Revenue Recognition

     The Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with SAB No. 104, Topic 13, “Revenue Recognition, Revised and Updated.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $7.4 million and $9.4 million during the three months ended June 30, 2009 and 2008, respectively. Agency and outside sales representative commissions were approximately $12.9 million and $17.3 million during the six months ended June 30, 2009 and 2008, respectively.

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

(e)  Barter Transactions

      The Company provides broadcast advertising time in exchange for programming content and certain services. In accordance with guidance provided by the Emerging Issues Task Force (“EITF”) No. 99-17, “Accounting for Advertising Barter Transactions,” the terms of these exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended June 30, 2009 and 2008, barter transaction revenues reflected in net revenue were $819,000 and $603,000, respectively. For the six months ended June 30, 2009 and 2008, barter transaction revenues reflected in net revenue were approximately $1.6 million and $1.2 million, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $778,000 and $558,000 and $41,000 and $41,000 for the three month periods ended June 30, 2009 and 2008.  For the six month periods ended June 30, 2009 and 2008, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of approximately $1.5 million and $1.1 million and $83,000 and $83,000, respectively,

       (f)  Comprehensive Loss

      The Company’s comprehensive loss consists of net loss attributable to common stockholders and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive income (loss) consists of income (losses) on derivative instruments that qualify for cash flow hedge treatment. (See Note 6 - Derivative Instruments and Hedging Activities.)

      The following table sets forth the components of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Consolidated net income (loss)	$8,280	$(10,618)	$(50,286)	$(28,645)
Other comprehensive income (loss) (net of tax benefit of $0 for all periods):
Derivative and hedging activities	420	1,682	475	(1,466)
Comprehensive income (loss)	8,700	(8,936)	(49,811)	(30,111)
Comprehensive income (loss) attributable to the noncontrolling interest	—	—	—	—
Comprehensive income (loss)	$8,700	$(8,936)	$(49,811)	$(30,111)

 (g) Goodwill and Radio Broadcasting Licenses

 In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and radio broadcasting licenses are not amortized, but are tested annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. With the assistance of a third party valuation firm, we test for license impairment at the unit of accounting level using the income approach, which involves, but is not limited to judgmental assumptions about projected revenue growth, future operating margins discount rates and terminal values. In testing for goodwill impairment, we follow a two-step approach, also using the income approach that first estimates the fair value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, we then determine the implied goodwill after allocating the reporting unit’s fair value of assets and liabilities. Any excess of carrying value over its respective implied goodwill is written off in order to reduce the reporting unit’s carrying value to fair value. We then perform a reasonableness test by comparing the average implied multiple arrived at based on our cash flow projections and estimated fair values to multiples for actual recently completed sale transactions.

Since our annual impairment testing performed for assets owned as of October 1, 2008,  the continuing economic downturn caused further deterioration to the 2009 outlook for the radio industry, and resulted in  significant revenue and profitability declines beyond levels assumed in our 2008 annual and year end impairment testing. Hence, during the first quarter of 2009, we performed an interim impairment assessment, the result of which was to record approximately $49.0 million in impairment charges against radio broadcasting licenses in 11 of our 16 markets. Since our interim first quarter 2009 assessment, no new or additional impairment indicators have emerged, hence, no interim impairment testing was warranted. There was no impairment charge recorded for the three and six month periods ended June 30, 2008, respectively.  (See Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.)

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

      As of June 30, 2009 and December 31, 2008, the fair values of our financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)

As of June 30, 2009
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$2,506	$—	$2,506	$—
Employment agreement award (b)	4,214	—	—	4,214
Total	$6,720	$—	$2,506	$4,214

As of December 31, 2008
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$2,981	$—	$2,981	$—
Employment agreement award (b)	4,326	—	—	4,326
Total	$7,307	$—	$2,981	$4,326

(a) Based on London Interbank Offered Rate (“LIBOR”).
(b) Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) will be eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviewed the factors underlying this award during the quarter ended June 30, 2009 and at December 31, 2008. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company or is terminated for cause. The Company engaged a third party valuation firm to perform a fair valuation of the award. (See Note 6 – Derivative Instruments and Hedging Activities.)

      The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2009.

Employment Agreement Award
(In thousands)

Balance at December 31, 2008	$4,326
Gains included in earnings (realized/unrealized)	(112)
Changes in accumulated other comprehensive loss	—
Purchases, issuances, and settlements	—
Balance at June 30, 2009	$4,214

The amount of total gains for the period included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date	$(112)

      Gains included in earnings (realized/unrealized) were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the six months ended June 30, 2009.

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

      As of June 30, 2009, each major category of assets and liabilities measured at fair value on a non-recurring basis during the period are categorized as follows:

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In millions)
As of June 30, 2009
Non-recurring assets subject to fair value measurement:
Goodwill	$138.1	$—	$—	$138.1	$—
Radio broadcasting licenses	714.8	—	—	714.8	—
Other intangible assets, net	38.9	—	—	38.9	—
Total	$891.8	$—	$—	$891.8	$—

      As of December 31, 2008, the total recorded carrying value of goodwill and radio broadcasting licenses was approximately $137.1 million and $763.7 million, respectively. Pursuant to SFAS No. 142, and in connection with its interim impairment testing performed for asset values as of February 28, 2009, carrying values for radio broadcasting licenses in 11 of the Company’s 16 markets were written down to fair values, resulting in a total license carrying value of approximately $714.8 million as of June 30, 2009. The license write-downs resulted in an impairment charge of approximately $49.0 million, which was recorded against earnings, for the quarter ended March 31, 2009. Since our first quarter 2009 assessment, no new or additional impairment indicators emerged, hence, no further interim impairment testing was warranted. The interim testing resulted in no impairment to goodwill. A description of the Level 3 inputs and the information used to develop the inputs is discussed in Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

      As of December 31, 2008, the total recorded carrying value of other intangible assets excluding goodwill and radio broadcasting licenses was approximately $44.2 million. Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” no impairment indicators existed during the three months and six months ended June 30, 2009, and therefore, no impairment assessment was warranted. Considering applicable amortization and interest expense of approximately $2.6 million for the second quarter of 2009 and $2.7 million for the first quarter of 2009, the carrying value of other intangible assets excluding goodwill and radio broadcasting licenses was approximately $38.9 million as of June 30, 2009.

(i) Impact of Recently Issued Accounting Pronouncements

      In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles: a replacement of FASB Statement No. 162,” which became the source of authoritative non-SEC U.S. GAAP for non-governmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 will have a material impact on its consolidated financial statements.

      In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 addresses accounting and disclosure requirements related to subsequent events. It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. Effective for the quarter ended June 30, 2009, the Company adopted SFAS No. 165. The Company has provided the required disclosures regarding subsequent events in Note 14 – Subsequent Events.

      In April 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 107-1 and Accounting Pronouncement Bulletin (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  FSP No. SFAS 107-1 and APB No. 28-1 became effective for the Company during the quarter ended June 30, 2009.  The additional disclosures required by FSP No. SFAS 107-1 and APB No. 28-1 are included in Note 1 – Organization and Summary of Significant Accounting Policies.

      In April 2008, the FASB issued FSP No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the guidance in SFAS No. 142, “Goodwill and Other Intangible Assets,” about estimating the useful lives of recognized intangible assets, and requires additional disclosures related to renewing or extending the terms of recognized intangible assets. FSP No. SFAS 142-3 became effective as of January 1, 2009. The adoption of FSP No. SFAS 142-3 did not have a material effect on the Company’s consolidated financial statements.

     In November 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 discusses the accounting for contingent consideration agreements of an equity method investment and the requirement for the investor to recognize its share of any impairment charges recorded by the investee. EITF 08-6 requires the investor to record share issuances by the investee as if it has sold a portion of its investment with any resulting gain or loss being reflected in earnings. EITF 08-6 was effective for the Company on January 1, 2009. The adoption of EITF 08-6 did not have any impact on the Company’s consolidated financial statements.

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

 In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R replaces SFAS No. 141, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value.  SFAS No. 141R also requires transaction costs related to the business combination to be expensed as incurred. In April 2009, the FASB issued FSP No. SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. 141R-1 amends and clarifies SFAS No. 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Both SFAS No. 141R and FSP No. SFAS 141R-1 is effective for business combinations for which the acquisition date is on or after the January 1, 2009. Effective January 1, 2009, the Company adopted SFAS No. 141R and FSP No. SFAS 141R-1. The Company’s adoption of SFAS No. 141R and FSP No. SFAS 141R-1 has had no effect on the Company’s consolidated financial statements. The Company expects SFAS No. 141R and FSP No. SFAS 141R-1 to have an impact on its accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

      In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years beginning after December 15, 2008. Effective January 1, 2009, the Company adopted SFAS No. 160.  SFAS No. 160 changed the accounting and reporting for minority interests, which is now characterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. Reflected in the December 31, 2008 Form 10-K/A, minority interests characterized as liabilities in the consolidated balance sheet was approximately $2.0 million. This amount has been recharacterized as noncontrolling interests and classified as a component of stockholders’ equity.

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

      In September 2006, the FASB issued SFAS No. 157, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. The Company adopted SFAS No. 157 effective January 1, 2008. In February 2008, the FASB issued FSP on Statement 157, “Effective Date of FASB Statement No. 157,” ("FSP No. SFAS 157-2").  FSP No. SFAS 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  Effective January 1, 2009, the Company adopted FSP No. SFAS 157-2. The adoption of FSP No. SFAS 157-2 did not have a material impact on the Company’s consolidated financial statements.

       (j) Liquidity

The Company continually projects its anticipated cash needs, which include (but is not limited to) its operating needs, capital requirements, the TV One funding commitment and principal and interest payments on its indebtedness. Management’s most recent operating income and cash flow projections considered the current economic crisis, which has reduced advertising demand in general, as well as the limited credit environment. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through June 30, 2010 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through additional borrowing available under the Credit Agreement, which was approximately $8.0 million at June 30, 2009. Based on these projections, management also believes the Company will be in compliance with its debt covenants through June 30, 2010. However, a continued worsening economy, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, and further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments, subject to our available liquidity to make such repurchases. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through an amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with its debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.

2.  ACQUISITIONS:

In June 2008, the Company purchased the assets of WPRS-FM, a radio station located in the Washington, DC metropolitan area for $38.0 million in cash.  Since April 2007 and until closing, the station had been operated under a local marketing agreement (“LMA”), and the results of its operations had been included in the Company’s consolidated financial statements since the inception of the LMA.  The station was consolidated with the Company’s existing Washington, DC operations in April 2007. The Company’s final purchase price allocation consisted of approximately $33.9 million to radio broadcasting license, approximately $1.3 million to definitive-lived intangibles (acquired favorable income leases), $965,000 to goodwill and approximately $1.8 million to fixed assets on the Company’s consolidated balance sheet as of June 30, 2009.

In April 2008, the Company acquired CCI for $38.0 million in cash. CCI is an online social networking company operating branded websites including BlackPlanet, MiGente, and AsianAvenue. The Company’s final purchase price allocation consists of approximately $10.2 million to current assets, $4.6 million to fixed assets, $21.4 million to goodwill, $9.9 million to definite-lived intangibles (brand names, advertiser relationships and lists, favorable subleases, trademarks, trade names, etc.), and $6.0 million to current liabilities on the Company’s consolidated balance sheet as of June 30, 2009.

In July 2007, the Company purchased the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area for approximately $2.6 million. The sales price was financed by a loan from the seller, which was paid in full in July 2008. Since August 2001 and up until closing, the station had been operated under a LMA, and the results of its operations had been included in the Company’s consolidated financial statements since the LMA. The station was consolidated with the Company’s existing Cincinnati operations in 2001. In accordance with SFAS No. 142, during the first quarter 2009, we impaired radio broadcasting licenses in the Cincinnati market (which consists of a total of three stations) by approximately $3.3 million. (See Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.)

3.  DISCONTINUED OPERATIONS:

Between December 2006 and May 2008, the Company sold the assets of 20 radio stations in seven markets for approximately $287.9 million in cash. The remaining assets and liabilities of these stations have been classified as discontinued operations as of June 30, 2009 and December 31, 2008, and the stations’ results of operations for the three month and six months ended June 30, 2009 and 2008 have been classified as discontinued operations in the accompanying consolidated financial statements. For the period beginning December 1, 2006 and ending December 31, 2008, the Company used approximately $262.0 million of the proceeds from these asset sales to pay down debt.

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

        The following table summarizes the operating results for these stations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Net revenue	$—	$(57)	$—	$2,361
Station operating expenses	85	133	(162)	4,220
Depreciation and amortization	—	—	—	79
Impairment of long-lived assets	—	—	—	5,076
Other income	—	18	—	116
Gain on sale of assets	—	1,857	—	1,632
(Loss) income before income taxes	(85)	1,685	162	(5,266)
Provision for income taxes	4	351	93	1,181
(Loss) income from discontinued operations, net of tax	$(89)	$1,334	$69	$(6,447)

The assets and liabilities of these stations classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	As of
	June 30, 2009	December 31, 2008
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$28	$303
Total current assets	28	303
Property and equipment, net	—	60
Total assets	$28	$363
Current liabilities:
Other current liabilities	$122	$582
Total current liabilities	122	582
Total liabilities	$122	$582

4.  GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

In the past, we have made acquisitions whereby a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Effective January 1, 2002, in accordance with SFAS No. 142, we do not amortize our radio broadcasting licenses and goodwill. Instead, we perform a test for impairment annually, or when events or changes in circumstances or other conditions suggest an impairment may have occurred. Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We perform our annual impairment test as of October 1 of each year.

Since our annual impairment testing performed as of October 1, 2008, the prolonged economic downturn has caused further deterioration to the 2009 outlook for the radio industry, and has resulted in further significant revenue and profitability declines. As a result, during the three months ended March 31, 2009, we made considerable reductions to our internal projections. Given the adverse impact on terminal values, we deemed the worsening radio outlook and the lowering of our internal projections as triggering events that warranted interim impairment testing during the first quarter of 2009, which we performed as of February 28, 2009. The outcome of our interim testing was to record impairment charges against radio broadcasting licenses in 11 of our 16 markets, for approximately $49.0 million, for the three months ended March 31, 2009. Since our first quarter 2009 assessment, no new or additional impairment indicators emerged, and therefore, no interim impairment testing was warranted. There was no impairment charge recorded for the three and six month periods ended June 30, 2008.

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

Below are key assumptions used in the income approach model for estimating asset fair values for the annual impairment testing performed October 1, 2008 and subsequent interim impairment testing performed February 28, 2009.

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

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	As of
	June 30, 2009	December 31, 2008	Period of Amortization
	(In thousands)

Trade names	$17,131	$17,109	2-5 Years
Talent agreement	19,549	19,549	10 Years
Debt financing costs	15,702	15,586	Term of debt
Intellectual property	13,011	13,011	4-10 Years
Affiliate agreements	7,769	7,769	1-10 Years
Acquired income leases	1,282	1,282	3-9 Years
Non-compete agreements	1,260	1,260	1-3 Years
Advertiser agreements	6,613	6,613	2-7 Years
Favorable office and transmitter leases	3,655	3,655	2-60 Years
Brand names	2,539	2,539	2.5 Years
Other intangibles	1,231	1,241	1-5 Years
	89,742	89,614
Less: Accumulated amortization	(50,841)	(45,397)
Other intangible assets, net	$38,901	$44,217

Amortization expense of intangible assets for the six months ended June 30, 2009 and 2008 was approximately $4.2 million and $3.3 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the six months ended June 30, 2009 and 2008 was approximately $1.2 million and $1.3 million, respectively.

The following table presents the Company’s estimate of amortization expense for the remainder of years 2009 and 2010 through 2013 for intangible assets, excluding deferred financing costs.

(In thousands)

2009	$4,686
2010	$7,247
2011	$6,206
2012	$5,924
2013	$4,846

Actual amortization expense may vary as a result of future acquisitions and dispositions.

5.  INVESTMENT IN AFFILIATED COMPANY:

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of June 30, 2009. The initial four year commitment period for funding the capital was extended to October 1, 2009, due in part to TV One’s lower than anticipated capital needs during the initial commitment period. In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One. As of June 30, 2009, the Company owned approximately 36% of TV One on a fully-converted basis.

The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the three months ended June 30, 2009 and 2008, the Company’s allocable share of TV One’s net income was $747,000 and $29,000, respectively. For the six months ended June 30, 2009 and 2008, the Company’s allocable share of TV One’s net income (losses) was approximately $1.9 million and $(2.8) million, respectively.

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

The Company is accounting for the services provided to TV One under the advertising and network services agreements in accordance with EITF Issue No. 00-8, “Accounting by a Grantee for an Equity Instrument to Be Received in Conjunction with Providing Goods or Services.”  As services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, the most reliable unit of measurement has been determined to be the value of underlying advertising time that is being provided to TV One. For the network services agreement, the most reliable unit of measurement has been determined to be the value of the equity received in TV One. As a result, the Company is re-measuring the fair value of the equity received in consideration of its obligations under the network services agreement in each subsequent reporting period as the services are provided. The Company recognized $337,000 and $847,000, in revenue relating to these two agreements for the three months ended June 30, 2009 and 2008, respectively. The Company recognized $956,000 and approximately $2.0 million in revenue relating to these two agreements for the six months ended June 30, 2009 and 2008, respectively.

6.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

SFAS No. 161 amends and expands the disclosure requirements of FASB Statement No. 133, ”Accounting for Derivative Instruments and Hedging Activities”  (“SFAS No. 133”), with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheet are as follows:

	Liability Derivatives
	As of June 30, 2009		As of December 31, 2008
	(In thousands)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS No. 133:
Interest rate swaps	Other Long-Term Liabilities	$2,506	Other Long-Term Liabilities	$2,981

Derivatives not designated as hedging instruments under SFAS No.133:
Employment agreement award	Other Long-Term Liabilities	4,214	Other Long-Term Liabilities	4,326
Total derivatives		$6,720		$7,307

        The effect and the presentation of the Company’s derivative instruments on the consolidated statement of operations are as follows:

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location	Amount
Three Months Ended June 30,
(In thousands)

	2009	2008		2009	2008		2009	2008
Interest rate swaps	$420	$1,682	Interest expense	$(395)	$(269)	Interest expense	$-	$-

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain (Loss) in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location	Amount
Six Months Ended June 30,
(In thousands)

	2009	2008		2009	2008		2009	2008
Interest rate swaps	$475	$(1,466)	Interest expense	$(711)	$(202)	Interest expense	$-	$-

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Location of Gain (Loss) in Income on Derivative	Amount of Gain (Loss) in Income on Derivative
		Three Months Ended June 30,
		2009	2008
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(10)	$-

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Location of Gain (Loss) in Income on Derivative	Amount of Gain (Loss) in Income on Derivative
		Six Months Ended June 30,
		2009	2008
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$112	$-

      Hedging Activities

      In June 2005, pursuant to the Credit Agreement (as defined in Note 7 - Long-Term Debt), the Company entered into four fixed rate swap agreements to reduce interest rate fluctuations on certain floating rate debt commitments. Two of the four $25.0 million swap agreements expired in June 2007 and 2008, respectively. The Company accounts for the remaining swap agreements using the fair value method of accounting.

      The remaining swap agreements have the following terms:

Agreement	Notional Amount	Expiration	Fixed Rate
No. 1	$25.0 million	June 16, 2010	4.27%
No. 2	$25.0 million	June 16, 2012	4.47%

Each swap agreement has been accounted for as a qualifying cash flow hedge of the Company’s senior bank debt, in accordance with SFAS No. 133, whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instruments as reflected on the accompanying consolidated financial statements.

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

      The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash flows associated with existing floating rate debt commitments.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. There was no hedging ineffectiveness during the three months and six months ended June 30, 2009 and 2008.

      Amounts reported in Accumulated Other Comprehensive Loss related to derivatives will be reclassified to interest expense as interest payments are made on the Company’s floating rate debt. During the next 12 months, the Company estimates that an additional amount of approximately $1.3 million will be reclassified as an increase to interest expense.

      Under the swap agreements, the Company pays the fixed rate listed in the table above. The counterparties to the agreements pay the Company a floating interest rate based on the three month LIBOR, for which measurement and settlement is performed quarterly. The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments as of June 30, 2009 to be a liability of approximately $2.5 million. The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are parties to the Company’s swap agreements.

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

      As of June 30, 2009, the Company was party to an Employment Agreement executed in April 2008 with the CEO which calls for an award that has been accounted for as a derivative instrument without a hedging relationship in accordance with the guidance provided in SFAS No. 133. Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reassessed the estimated fair value of the award at June 30, 2009 to be approximately $4.2 million, and accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company, or is terminated for cause.

7.  LONG-TERM DEBT:

      Long-term debt consists of the following:

	As of
	June 30, 2009	December 31, 2008
	(In thousands)
Credit Facilities:
8 7/8/% Senior Subordinated Notes due July 2011	$101,510	$103,951
6 3/8% Senior Subordinated Notes due February 2013	200,000	200,000
Senior bank term debt	54,029	164,701
Senior bank revolving debt	318,000	206,500
Capital lease	-	210
Total long-term debt	673,539	675,362
Less: current portion	18,010	43,807
Long-term debt, net of current portion	$655,529	$631,555

      Credit Facilities

      In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions including but not limited to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to September 13, 2007, and no less than 1.60 to 1.00 from September 14, 2007 to June 30, 2008, and no less than 1.75 to 1.00 from July 1, 2008 to December 31, 2009, and no less than 2.00 to 1.00 from January 1, 2010 to December 31, 2010, and no less than 2.25 to 1.00 from January 1, 2011 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.00 to 1.00 beginning April 1, 2006 to September 13, 2007, and no greater than 7.75 to 1.00 beginning September 14, 2007 to March 31, 2008, and no greater than 7.50 to 1.00 beginning April 1, 2008 to September 30, 2008, and no greater than 7.25 to 1.00 beginning October 1, 2008 to June 30, 2010, and no greater than 6.50 to 1.00 beginning July 1, 2010 to September 30, 2011, and no greater than 6.00 to 1.00 beginning October 1, 2011 and thereafter, (c) maintaining a senior leverage ratio of no greater than 5.00 to 1.00 beginning June 13, 2005 to September 30, 2006, and no greater than 4.50 to 1.00 beginning October 1, 2006 to September 30, 2007, and no greater than 4.00 to 1.00 beginning October 1, 2007 and thereafter, (d) limitations on liens, (e) limitations on the sale of assets, (f) limitations on the payment of dividends, and (g) limitations on mergers, as well as other customary covenants. The Company was in compliance with all debt covenants as of June 30, 2009. At the date of the filing of this Form 10-Q and based on its most recent projections, the Company's management believes it will be in compliance with all debt covenants through June 30, 2010. Based on its fiscal year end 2007 excess cash flow calculation, the Company made a debt principal prepayment of approximately $6.0 million in May 2008. For the year ended December 31, 2008 no excess cash calculation was required and therefore, no payment was required. In March 2009 and May 2009, the Company made prepayments of $70.0 million and $31.5 million, respectively, on the term loan facility based on its excess proceeds calculation which included asset acquisition and disposition activity for the twelve month period ended May 31, 2009.  These prepayments were funded with $70.0 million and $31.5 million in loan proceeds from the revolving facility in March 2009 and May 2009, respectively.

      As of June 30, 2009, the Company had approximately $182.0 million of borrowing capacity. Taking into consideration the financial covenants under the Credit Agreement, approximately $8.0 million of that amount is available for borrowing.

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

      Interest payments under the terms of the Credit Agreement are due based on the type of loan selected. Interest on alternate base rate loans as defined under the terms of the Credit Agreement is payable on the last day of each March, June, September and December. Interest due on the LIBOR loans is payable on the last day of the interest period applicable for borrowings up to three months in duration, and on the last day of each March, June, September and December for borrowings greater than three months in duration. In addition, quarterly installments of principal on the term loan facility are payable on the last day of each March, June, September and December commencing on September 30, 2007 in a percentage amount of the principal balance of the term loan facility outstanding on September 30, 2007, net of loan repayments, of 1.25% between September 30, 2007 and June 30, 2008, 5.0% between September 30, 2008 and June 30, 2009, and 6.25% between September 30, 2009 and June 30, 2012. Based on the $194.0 million net principal balance of the term loan facility outstanding on September 30, 2007, a $70.0 million prepayment in March 2009 and a $31.5 million prepayment in May 2009, quarterly payments of $4.5 million are payable between September 30, 2009 and June 30, 2012.

      As of June 30, 2009, the Company had outstanding approximately $318.0 million on its revolving credit facility. During the quarter ended June 30, 2009, we borrowed $31.5 million from our credit facility to fund the repurchase of bonds and general corporate purposes, and repaid approximately $35.1 million.

      Senior Subordinated Notes

      As of June 30, 2009, the Company had outstanding $200.0 million of its 6 3/8% Senior Subordinated Notes due February 2013 and $101.5 million of its 8 7/8% Senior Subordinated Notes due July 2011. During the six months ended June 30, 2009, the Company repurchased $2.4 million of the 8 7/8% Senior Subordinated Notes at an average discount of 50.0%, and recorded a gain on the retirement of debt, net of the write-off of deferred financing costs, of approximately $1.2 million.  The 8 7/8% Senior Subordinated Notes due July 2011 had a carrying value of $101.5 million and a fair value of approximately $40.6 million as of June 30, 2009, and a carrying value of $104.0 million and a fair value of approximately $52.0 million as of December 31, 2008., The 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $200.0 million and a fair value of approximately $64.0 million as of June 30, 2009,  and a carrying value of $200.0 million and a fair value of approximately $60.0 million as of December 31, 2008. The fair values were determined based on the fair market value of similar instruments.

       Interest payments under the terms of the 6 3/8% and the 8 7/8% Senior Subordinated Notes are due in February and August, and January and July of each year, respectively.  Based on the $200.0 million principal balance of the 6 3/8% Senior Subordinated Notes outstanding on June 30, 2009, interest payments of $6.4 million are payable each February and August through February 2013.  The Company made this $6.4 million payment in February 2009. Based on the $101.5 million principal balance of the 8 7/8% Senior Subordinated Notes outstanding on June 30, 2009, interest payments of $4.5 million are payable each January and July through July 2011. The Company made a $4.6 million payment in January 2009 and a $4.5 million payment in July 2009.

      The indentures governing the Company’s senior subordinated notes also contain covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase capital stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.  The Company was in compliance with all covenants as of June 30, 2009. At the date of the filing of this Form 10-Q and based on its most recent projections, the Company's management believes it will be in compliance with all covenants through June 30, 2010.

      The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes, the 6 3/8% Senior Subordinated Notes and the Company’s obligations under the Credit Agreement.

      Future minimum principal payments of long-term debt as of June 30, 2009 are as follows:

	Senior Subordinated Notes	Credit Facilities and Other
	(In thousands)

July — December 2009	$—	$9,005
2010	—	18,010
2011	101,510	345,014
2012	—	—
2013	200,000	—
2014 and thereafter	—	—
Total long-term debt	$301,510	$372,029

The Credit Agreement expires the earlier of (i) six months prior to the scheduled maturity of the 8 7/8% Senior Subordinated Notes due July 1, 2011, unless the 8 7/8% Senior Subordinated Notes have been refinanced or repurchased prior to such date, or (ii) June 30, 2012.   In prior reporting, management had assumed that the Company would refinance the 8 7/8% Senior Subordinated Notes prior to January 1, 2011 and, therefore, the maturity date for the loans governed by the Credit Agreement would be June 30, 2012.  However, while management continues to believe it is probable that the Company will refinance the 8 7/8% Senior Subordinated Notes prior to January 1, 2011, given the current state of the U.S. economy and the volatility and tightening of the credit markets, management believes it is appropriate to reflect that the loans governed by the Credit Agreement will mature on January 1, 2011, six months prior to the scheduled maturity of the 8 7/8% Senior Subordinated Notes.

8.  INCOME TAXES:

      The tax rate from continuing operations for the six month period ended June 30, 2009 was (21.3%), which includes (.8%) for discrete items.  This rate is based on the blending of  an estimated annual effective tax rate of (15.2%) for Radio One, which has a full valuation allowance for most of its deferred tax assets (“DTAs”), with an estimated annual effective rate of 35.2% for Reach Media, which does not have a valuation allowance.

      In 2007, the Company concluded it was more likely than not that the benefit from certain of its DTAs would not be realized. The Company considered its historically profitable jurisdictions, its sources of future taxable income and tax planning strategies in determining the amount of valuation allowance recorded. As part of that assessment, the Company also determined that it was not appropriate under generally accepted accounting principles to benefit its DTAs based on deferred tax liabilities (“DTLs”) related to indefinite-lived intangibles that cannot be scheduled to reverse in the same period. Because the DTL in this case would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. As a result of this assessment, and given the then three year cumulative loss position, the uncertainty of future taxable income and the feasibility of tax planning strategies, the Company recorded a valuation allowance for certain of its DTAs in 2007. For the six month period ended June 30, 2009, an additional valuation allowance for the current year anticipated increase to DTAs related to net operating loss carryforwards from the amortization of indefinite-lived intangibles was included in the annual effective tax rate calculation.

      On January 1, 2007, the Company adopted the provisions of FIN No. 48,“Accounting for Uncertainty in Income Taxes - Interpretation of SFAS No. 109,”   which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. The nature of the uncertainties pertaining to our income tax position is primarily due to various state tax positions. As of June 30, 2009, we had approximately $5.0 million in unrecognized tax benefits. Accrued interest and penalties related to unrecognized tax benefits is recognized as a component of tax expense. During the six months ended June 30, 2009, the Company recorded an expense for interest and penalties of $23,000.  As of June 30, 2009, the Company had a liability of $141,000 for unrecognized tax benefits for interest and penalties. The Company estimates the possible change in unrecognized tax benefits prior to June 30, 2010 would be anywhere from $0 to a reduction of $222,000, due to expiring statutes.

9.  STOCKHOLDERS’ EQUITY:

      Common Stock

      Shareholders of Class A Common Stock are entitled to one vote per share. Shareholders of Class B Common Stock are entitled to ten votes per share. Shareholders of Class C and Class D Common Stock are not entitled to vote.

  Stock Repurchase Program

      In March 2008, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock through December 31, 2009, in an amount of up to $150.0 million, the maximum amount allowable under the Credit Agreement.  The amount and timing of such repurchases will be based on pricing, general economic and market conditions, and the restrictions contained in the agreements governing the Company’s credit facilities and subordinated debt and certain other factors. While $150.0 million is the maximum amount allowable under the Credit Agreement, in 2005, under a prior board authorization, the Company utilized approximately $78.0 million to repurchase common stock leaving capacity of $72.0 million under the Credit Agreement. During the six month period ended June 30, 2009, the Company repurchased 34,889 shares of Class A common stock at an average price of $0.68 and 20.8 million shares of Class D common stock at an average price of $0.47. There were no shares repurchased during the six month period ended June 30, 2008; however, for the year ended December 31, 2008 the Company repurchased 421,661 shares of Class A common stock at an average price of $1.32 and 20.0 million shares of Class D common stock at an average price of $0.58. As of June 30, 2009, the Company had approximately $50.0 million in capacity available under the 2008 stock repurchase program.

      The Company continues to have an open stock repurchase authorization with respect to its Class A and D stock and continued to make purchases subsequent to June 30, 2009. (See Note 14 – Subsequent Events.)

   Stock Option and Restricted Stock Grant Plan

Under the Company’s 1999 Stock Option and Restricted Stock Grant Plan (“Plan”), the Company had the authority to issue up to 10,816,198 shares of Class D Common Stock and 1,408,099 shares of Class A Common Stock. The Plan expired May 5, 2009, thus as of June 30, 2009, no Class A and D shares were available for grant under the Plan. The options previously issued under the Plan are exercisable in installments determined by the compensation committee of the Company’s board of directors at the time of grant. These options expire as determined by the compensation committee, but no later than ten years from the date of the grant. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock. As noted in our proxy statement filed on or about August 7, 2009 we are proposing to adopt a new stock option and restricted stock plan.  The terms of the proposed plan are substantially similar to the prior Plan.

On January 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment,” using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. These stock-based awards do not participate in dividends until fully vested. The fair value of stock options is determined using the Black- Scholes (“BSM”) valuation model, which is consistent with our valuation methodologies previously used for options in footnote disclosures required under SFAS No. 123, “Accounting for Stock-based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure.” Such fair value is recognized as an expense over the service period, net of estimated forfeitures, using the straight-line method under SFAS No. 123(R). Estimating the number of stock awards that will ultimately vest requires judgment, and to the extent actual forfeitures differ substantially from our current estimates, amounts will be recorded as a cumulative adjustment in the period the estimated number of stock awards are revised. We consider many factors when estimating expected forfeitures, including the types of awards, employee classification and historical experience. Actual forfeitures may differ substantially from our current estimate.

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

      The Company did not grant stock options during the three months and six months ended June 30, 2009. The Company granted 1,913,650 stock options during the three months ended June 30, 2008. No other options were granted during the six month period ended June 30, 2008. The per share weighted-average fair value of options granted during the three months ended June 30, 2008 was $0.74.

These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008

Average risk-free interest rate	—	3.37%	—	3.37%
Expected dividend yield	—	0.00%	—	0.00%
Expected lives	—	6.5 years	—	7.7 years
Expected volatility	—	49.66%	—	49.66%

      Transactions and other information relating to stock options for the six-month period ended June 30, 2009 are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)

Balance as of December 31, 2008	5,547,000	$9.64	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, Cancelled	152,000	$8.54	—	—
Balance as of June 30, 2009	5,395,000	$9.67	6.34	—
Vested and expected to vest as of June 30, 2009	5,165,000	$10.02	6.23	—
Unvested as of June 30, 2009	1,415,000	$1.95	8.79	—
Exercisable as of June 30, 2009	3,980,000	$12.42	5.47	—

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the six months ended June 30, 2009 and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on June 30, 2009. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during the three months ended June 30, 2009. The number of options that vested during the three and six months ended June 30, 2009 were 753,162 and 809,413 respectively.

As of June 30, 2009, approximately $1.2 million of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 1.1 years. The stock option weighted-average fair value per share was $4.41 at June 30, 2009.

Transactions and other information relating to restricted stock grants for the six months ended June 30, 2009 are summarized below:

	Number of Restricted Shares	Weighted-Average Fair Value at Grant Date
Unvested as of December 31, 2008	628,000	$2.14
Granted	—	$—
Vested	202,000	$2.22
Forfeited, Cancelled, Expired	—	$—
Unvested as of June 30, 2009	426,000	$2.10

As of June 30, 2009, $670,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the next 1.2 years.

  10.  SEGMENT INFORMATION:

The Company has two reportable segments: (i) Radio Broadcasting; and (ii) Internet/Publishing. These two segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

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

Detailed segment data for the three and six month periods ended June 30, 2009 and 2008 is presented in the following tables:

	Three Months Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$68,478	$80,282
Internet/Publishing	3,225	4,187
Corporate/Eliminations/Other	(1,620)	(1,037)
Consolidated	$70,083	$83,432

Operating Expenses (excluding impairment charges and including stock-based compensation):
Radio Broadcasting	$38,289	$44,770
Internet/Publishing	6,162	7,451
Corporate/Eliminations/Other	1,874	14,212
Consolidated	$46,325	$66,433

Depreciation and Amortization:
Radio Broadcasting	$3,329	$3,311
Internet/Publishing	1,624	1,502
Corporate/Eliminations/Other	306	358
Consolidated	$5,259	$5,171

Operating income (loss):
Radio Broadcasting	$26,860	$32,201
Internet/Publishing	(4,561)	(4,766)
Corporate/Eliminations/Other	(3,800)	(15,607)
Consolidated	$18,499	$11,828

	As of
	June 30, 2009	December 31, 2008
Total Assets:
Radio Broadcasting	$997,658	$1,169,925
Internet/Publishing	39,735	43,001
Corporate/Eliminations/Other	29,205	(87,449)
Consolidated	$1,066,598	$1,125,477

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$126,312	$152,924
Internet/Publishing	7,049	5,038
Corporate/Eliminations/Other	(2,607)	(2,032)
Consolidated	$130,754	$155,930

Operating Expenses (excluding impairment charges and including stock-based compensation):
Radio Broadcasting	$79,140	$88,831
Internet/Publishing	12,899	10,730
Corporate/Eliminations/Other	4,062	17,157
Consolidated	$96,101	$116,718

Depreciation and Amortization:
Radio Broadcasting	$6,699	$6,543
Internet/Publishing	3,217	1,527
Corporate/Eliminations/Other	598	765
Consolidated	$10,514	$8,835

Impairment of Long-Lived Assets:
Radio Broadcasting	$48,953	$-
Internet/Publishing	-	-
Corporate/Eliminations/Other	-	-
Consolidated	$48,953	$-

Operating (loss) income:
Radio Broadcasting	$(8,480)	$57,550
Internet/Publishing	(9,067)	(7,219)
Corporate/Eliminations/Other	(7,267)	(19,954)
Consolidated	$(24,814)	$30,377

 11.  CONTRACT TERMINATION:

In connection with the September 2005 termination of the Company’s sales representation agreements with Interep National Radio Sales, Inc. (“Interep”), and its subsequent agreements with Katz Communications, Inc. (“Katz”) making Katz the Company’s sole national sales representative, Katz paid the Company $3.4 million as an inducement to enter into new agreements and paid Interep approximately $5.3 million to satisfy the Company’s termination obligations. The Company is amortizing both over the four-year life of the subsequent Katz agreements as a reduction to selling, general, and administrative expense. For each of the three month periods ended June 30, 2009 and 2008, selling, general, and administrative expense was reduced by $474,000, and for each of the six month periods ended June 30, 2009 and 2008, the reduction was 947,000. As of June 30, 2009 and December 31, 2008, an unamortized amount of $316,000 and approximately $1.3 million, respectively, is reflected in other current liabilities on the accompanying consolidated balance sheets.

12.  RELATED PARTY TRANSACTIONS:

 The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair. For the three months and six months ended June 30, 2009 and 2008, Radio One paid $1,000 and $28,000, and $85,000 and $124,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three months and six months ended June 30, 2009, the Company provided no advertising services to Music One; however, for the same periods in 2008, the Company provided $15,000 and $61,000, respectively, in advertising services. As of June 30, 2009, Music One owed Radio One $70,000 for office space and administrative services provided in 2008 and 2007.

13.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

The Company conducts a portion of its business through its subsidiaries. All of the Company’s Subsidiary Guarantors have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes due July 2011, the 6 3/8% Senior Subordinated Notes due February 2013, and the Company’s obligations under the Credit Agreement.

Set forth below are consolidated balance sheets for the Company and the Subsidiary Guarantors as of June 30, 2009 and December 31, 2008, and related consolidated statements of operations and cash flow for each of the three and six month periods ended June 30, 2009 and 2008. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$32,265	$37,818	$—	$70,083
OPERATING EXPENSES:
Programming and technical	9,146	10,136	—	19,282
Selling, general and administrative	13,162	8,273	—	21,435
Corporate selling, general and administrative	—	5,608	—	5,608
Depreciation and amortization	3,010	2,249	—	5,259
Total operating expenses	25,318	26,266	—	51,584
Operating income	6,947	11,552	—	18,499
INTEREST INCOME	—	47	—	47
INTEREST EXPENSE	1	9,032	—	9,033
EQUITY IN INCOME OF AFFILIATED COMPANY	—	(747)	—	(747)
OTHER EXPENSE	4	110	—	114
Income before provision for income taxes, noncontrolling interest in income of subsidiaries and discontinued operations	6,942	3,204	—	10,146
PROVISION FOR INCOME TAXES	55	1,722	—	1,777
Net income before equity in income of subsidiaries and discontinued operations	6,887	1,482	—	8,369
EQUITY IN INCOME OF SUBSIDIARIES	—	6,889	(6,889)	—
Net income from continuing operations	6,887	8,371	(6,889)	8,369
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	2	(91)	—	(89)
Consolidated net income	6,889	8,280	(6,889)	8,280
NONCONTROLLING INTEREST IN INCOME OF SUBSIDIARIES	—	1,067	—	1,067
Net income attributable to common stockholders	$6,889	$7,213	$(6,889)	$7,213

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$38,734	$44,698	$—	$83,432
OPERATING EXPENSES:
Programming and technical	10,042	10,811	—	20,853
Selling, general and administrative	16,905	10,868	—	27,773
Corporate selling, general and administrative	—	17,807	—	17,807
Depreciation and amortization	2,996	2,175	—	5,171
Total operating expenses	29,943	41,661	—	71,604
Operating income	8,791	3,037	—	11,828
INTEREST INCOME	2	128	—	130
INTEREST EXPENSE	10	15,150	—	15,160
GAIN ON RETIREMENT OF DEBT	—	1,015		1,015
EQUITY IN INCOME OF AFFILIATED COMPANY	—	(29)	—	(29)
OTHER EXPENSE	—	33	—	33
Income (loss) before provision for income taxes, noncontrolling interest in income of subsidiaries and discontinued operations	8,783	(10,974)	—	(2,191)
PROVISION FOR INCOME TAXES	6,793	2,968	—	9,761
Net income (loss) before equity in income of subsidiaries and discontinued operations	1,990	(13,942)	—	(11,952)
EQUITY IN INCOME OF SUBSIDIARIES	—	1,887	(1,887)	—
Net income (loss) from continuing operations	1,990	(12,055)	(1,887)	(11,952)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(103)	1,437	—	1,334
Consolidated net income (loss)	1,887	(10,618)	(1,887)	(10,618)
NONCONTROLLING INTEREST IN INCOME OF SUBSIDIARIES	—	1,058	—	1,058
Net income (loss) attributable to common stockholders	$1,887	$(11,676)	$(1,887)	$(11,676)

The accompanying notes are an integral part of this consolidating financial statement.

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$58,466	$72,288	$—	$130,754
OPERATING EXPENSES:
Programming and technical	19,247	20,652	—	39,899
Selling, general and administrative	26,326	18,778	—	45,104
Corporate selling, general and administrative	—	11,098	—	11,098
Depreciation and amortization	6,016	4,498	—	10,514
Impairment of long-lived assets	37,424	11,529		48,953
Total operating expenses	89,013	66,555	—	155,568
Operating (loss) income	(30,547)	5,733	—	(24,814)
INTEREST INCOME	—	65	—	65
INTEREST EXPENSE	3	19,809	—	19,812
GAIN ON RETIREMENT OF DEBT	—	1,221		1,221
EQUITY IN INCOME OF AFFILIATED COMPANY	—	(1,897)	—	(1,897)
OTHER (INCOME) EXPENSE	(72)	136	—	64
Loss before provision for income taxes, noncontrolling interest in income of subsidiaries and discontinued operations	(30,478)	(11,029)	—	(41,507)
PROVISION FOR INCOME TAXES	230	8,618	—	8,848
Net loss before equity in loss of subsidiaries and discontinued operations	(30,708)	(19,647)	—	(50,355)
EQUITY IN LOSS OF SUBSIDIARIES	—	(30,773)	30,773	—
Net loss from continuing operations	(30,708)	(50,420)	30,773	(50,355)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(65)	134	—	69
Consolidated net loss	(30,773)	(50,286)	30,773	(50,286)
NONCONTROLLING INTEREST IN INCOME OF SUBSIDIARIES	—	1,938	—	1,938
Net loss attributable to common stockholders	$(30,773)	$(52,224)	$30,773	$(52,224)

The accompanying notes are an integral part of this consolidating financial statement.

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2008

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$70,700	$85,230	$—	$155,930
OPERATING EXPENSES:
Programming and technical	18,391	21,527	—	39,918
Selling, general and administrative	30,129	22,334	—	52,463
Corporate selling, general and administrative	—	24,337	—	24,337
Depreciation and amortization	4,404	4,431	—	8,835
Total operating expenses	52,924	72,629	—	125,553
Operating income	17,776	12,601	—	30,377
INTEREST INCOME	2	329	—	331
INTEREST EXPENSE	10	32,409	—	32,419
GAIN ON RETIREMENT OF DEBT	—	1,015		1,015
EQUITY IN LOSS OF AFFILIATED COMPANY	—	2,799	—	2,799
OTHER EXPENSE	—	44	—	44
Income (loss) before provision for income taxes, noncontrolling interest in income of subsidiaries and discontinued operations	17,768	(21,307)	—	(3,539)
PROVISION FOR INCOME TAXES	12,801	5,858	—	18,659
Net income (loss) before equity in income of subsidiaries and discontinued operations	4,967	(27,165)	—	(22,198)
EQUITY IN INCOME OF SUBSIDIARIES	—	5,007	(5,007)	—
Net income (loss) from continuing operations	4,967	(22,158)	(5,007)	(22,198)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	40	(6,487)	—	(6,447)
Consolidated net income (loss)	5,007	(28,645)	(5,007)	(28,645)
NONCONTROLLING INTEREST IN INCOME OF SUBSIDIARIES	—	1,881	—	1,881
Net income (loss) attributable to common stockholders	$5,007	$(30,526)	$(5,007)	$(30,526)

The accompanying notes are an integral part of this consolidating financial statement

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2009

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$402	$21,751	$—	$22,153
Trade accounts receivable, net of allowance for doubtful accounts	26,188	23,241	—	49,429
Prepaid expenses and other current assets	1,829	2,838	—	4,667
Deferred tax assets	—	71	—	71
Current assets from discontinued operations	(82)	110	—	28
Total current assets	28,337	48,011	—	76,348
PROPERTY AND EQUIPMENT, net	25,894	18,840	—	44,734
INTANGIBLE ASSETS, net	588,160	303,724	—	891,884
INVESTMENT IN SUBSIDIARIES	—	582,683	(582,683)	—
INVESTMENT IN AFFILIATED COMPANY	—	50,379	—	50,379
OTHER ASSETS	860	2,393	—	3,253
Total assets	$643,251	$1,006,030	$(582,683)	$1,066,598

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$854	$1,941	$—	$2,795
Accrued interest	—	9,396	—	9,396
Accrued compensation and related benefits	2,853	5,693	—	8,546
Income taxes payable	—	1,394	---	1,394
Other current liabilities	7,530	4,065	—	11,595
Current portion of long-term debt	—	18,010	—	18,010
Current liabilities from discontinued operations	85	37	—	122
Total current liabilities	11,322	40,536	—	51,858
LONG-TERM DEBT, net of current portion	—	655,529	—	655,529
OTHER LONG-TERM LIABILITIES	1,726	8,352	---	10,078
DEFERRED INCOME TAX LIABILITIES	47,520	44,774	—	92,294
Total liabilities	60,568	749,191	—	809,759
STOCKHOLDERS’ EQUITY:
Common stock	—	58	—	58
Accumulated other comprehensive loss	—	(2,506)	—	(2,506)
Additional paid-in capital	(46,935)	1,025,117	46,935	1,025,117
Retained earnings (accumulated deficit)	629,618	(769,749)	(629,618)	(769,749)
Total stockholders’ equity	582,683	252,920	(582,683)	252,920
Noncontrolling interest	—	3,919	—	3,919
Total equity	582,683	256,839	(582,683)	256,839
Total liabilities and equity	$643,251	$1,006,030	$(582,683)	$1,066,598

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(30,773)	$(52,224)	$30,773	$(52,224)
Noncontrolling interest in income of subsidiaries	—	1,938	—	1,938
Consolidated net loss	(30,773)	(50,286)	30,773	(50,286)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	6,016	4,498	—	10,514
Amortization of debt financing costs	—	1,205	—	1,205
Deferred income taxes	—	5,999	—	5,999
Impairment of long-lived assets	37,424	11,529	—	48,953
Equity in income of affiliated company	—	(1,897)	—	(1,897)
Stock-based compensation and other non-cash compensation	—	1,079	—	1,079
Gain on retirement of debt	—	(1,221)	—	(1,221)
Amortization of contract inducement and termination fee	(480)	(467)	—	(947)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(258)	766	—	508
Prepaid expenses and other current assets	112	781	—	893
Other assets	(447)	2,991	—	2,544
Due to corporate/from subsidiaries	(16,468)	16,468	—	—
Accounts payable	(1,028)	132	—	(896)
Accrued interest	—	(687)	—	(687)
Accrued compensation and related benefits	(189)	(1,799)	—	(1,988)
Income taxes payable	—	1,364	—	1,364
Other liabilities	3,892	(5,704)	—	(1,812)
Net cash flows provided from operating activities from discontinued operations	—	(464)	—	(464)
Net cash flows (used in) provided from operating activities	(2,199)	(15,713)	30,773	12,861
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,287)	—	(2,287)
Investment in subsidiaries	—	30,773	(30,773)	—
Purchase of other intangible assets	—	(263)	—	(263)
Net cash flows from (used in) investing activities	—	28,223	(30,773)	(2,550)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of other debt	—	(153)	—	(153)
Proceeds from credit facility	—	111,500	—	111,500
Repayment of credit facility	—	(110,670)	—	(110,670)
Repurchase of senior subordinated notes	—	(1,220)	—	(1,220)
Repurchase of common stock	—	(9,904)	—	(9,904)
Net cash flows used in financing activities	—	(10,447)	—	(10,447)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,199)	2,063	—	(136)
CASH AND CASH EQUIVALENTS, beginning of period	2,601	19,688	—	22,289
CASH AND CASH EQUIVALENTS, end of period	$402	$21,751	$—	$22,153

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss) attributable to common stockholders	$5,007	$(30,526)	$(5,007)	$(30,526)
Noncontrolling interest in income of subsidiaries	—	1,881	—	1,881
Consolidated net income (loss)	5,007	(28,645)	(5,007)	(28,645)
Adjustments to reconcile consolidated net income (loss) to net cash from operating activities:
Depreciation and amortization	4,404	4,431	—	8,835
Amortization of debt financing costs	—	1,361	—	1,361
Deferred income taxes	—	17,592	—	17,592
Equity in loss of affiliated company	—	2,799	—	2,799
Stock-based and other compensation	—	849	—	849
Gain on retirement of debt	—	(1,015)	—	(1,015)
Amortization of contract inducement and termination fee	—	(947)	—	(947)
Change in interest due on stock subscriptions receivable	—	(20)	—	(20)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(5,883)	2,072	—	(3,811)
Prepaid expenses and other current assets	(7)	1,532	—	1,525
Other assets	---	(3,286)	—	(3,286)
Due to corporate/from subsidiaries	(3,071)	3,071	—	—
Accounts payable	369	(3,849)	—	(3,480)
Accrued interest	—	(804)	—	(804)
Accrued compensation and related benefits	649	4,214	—	4,863
Income taxes payable	—	(3,033)	—	(3,033)
Other liabilities	—	4,467	—	4,467
Net cash flows provided from operating activities from discontinued operations	—	814	—	814
Net cash flows provided from (used in) operating activities	1,468	1,603	(5,007)	(1,936)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(4,036)	—	(4,036)
Acquisitions	—	(70,426)	—	(70,426)
Investment in subsidiaries	—	(5,007)	5,007	—
Purchase of other intangible assets	—	(1,046)	—	(1,046)
Proceeds from sale of assets	—	150,224	—	150,224
Deposits for station equipment and purchases and other assets	—	161	—	161
Net cash flows provided from investing activities	—	69,870	5,007	74,877
CASH FLOWS USED IN FINANCING ACTIVITIES:	—
Repayment of other debt	—	(987)	—	(987)
Proceeds from credit facility	—	79,000	—	79,000
Repayment of credit facility	—	(150,909)	—	(150,909)
Repurchase of senior subordinated notes	—	(6,920)	—	(6,920)
Repurchase of common stock	—	(2,775)	—	(2,775)
Payment of dividend to noncontrolling interest shareholders of Reach Media, Inc.	—	(3,916)	—	(3,916)
Net cash flows used in financing activities	—	(86,507)	—	(86,507)
INCREASE IN CASH AND CASH EQUIVALENTS	1,468	(15,034)	—	(13,566)
CASH AND CASH EQUIVALENTS, beginning of period	822	23,425	—	24,247
CASH AND CASH EQUIVALENTS, end of period	$2,290	$8,391	$—	$10,681

The accompanying notes are an integral part of these consolidated financial statements.

14.  SUBSEQUENT EVENTS:

During July 2009, the Company repurchased 1,351,300 shares of Class D common stock in the amount of $513,494 at an average price of $0.38 per share. As of July 31, 2009, the Company had approximately $49.5 million in capacity available under its share repurchase program.

The United States Securities and Exchange Commission (the “SEC”) periodically reviews filings made under the Securities Act of 1933 and the Securities Exchange Act of 1934 to monitor and enhance compliance with the applicable disclosure and accounting requirements.  As required by the Sarbanes-Oxley Act of 2002, the SEC undertakes some level of review of each reporting company at least once every three years.  On August 6, 2009, the Company received two letters from the SEC regarding certain disclosures made in its Form 10-K/A for the year ended December 31, 2008 filed March 16, 2009, as amended April 30, 2009, Forms 10-Q for the quarterly period ended March 31, 2009 and the Company’s Preliminary Proxy Statement (the “Reviewed Company Filings”).  The letter indicates that the SEC has reviewed the Reviewed Company Filings and suggests certain revisions to the Reviewed Company Filings (the “Comments”).   The Company is reviewing the Comments and will respond to the SEC accordingly.

 As part of the preparation of the interim consolidated financial statements, the Company performed an evaluation of subsequent events occurring after the consolidated balance sheet date of June 30, 2009, through August 7, 2009, the date the interim consolidated financial statements were issued.

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

During the three and six months ended June 30, 2009, approximately 57.9% and 56.4% of our net revenue was generated from local advertising and approximately 36.5% and 37.5% was generated from national advertising, including network advertising. In comparison, during the three months and six months ended June 30, 2008, approximately 58.9% of our net revenue was generated from local advertising for both periods and approximately 36.0% and 36.3% was generated from national advertising, including network advertising. National advertising also includes advertising revenue generated from our internet and publishing segments. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees, magazine subscriptions, newsstand revenue and other revenue.

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

In February 2005, we acquired 51% of the common stock of Reach Media, Inc. (“Reach Media”). A substantial portion of Reach Media’s revenue is generated from a sales representation agreement with a third party radio company. Pursuant to a multi-year agreement, revenue is received monthly in exchange for the sale of advertising time on the nationally syndicated Tom Joyner Morning Show, which is currently aired on 106 affiliated stations. The annual amount of revenue is based on a contractual amount determined based on number of affiliates, demographic audience and ratings.  The agreement provides for a potential to earn additional amounts if certain revenue goals are met. The agreement also provides for sales representation rights related to Reach Media’s events. Additional revenue is generated by Reach Media from this and other customers through special events, sponsorships, its internet business and other related activities. The agreement expires December 31, 2009.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except margin data)

Net revenue	$70,083	$83,432	$130,754	$155,930
Station operating income	29,553	35,179	46,064	64,127
Station operating income margin	42.2%	42.2%	35.2%	41.1%
Net income (loss) attributable to common stockholders	$7,213	$(11,676)	$(52,224)	$(30,526)

The reconciliation of net loss to station operating income is as follows:

	Three Months Ended		Six Months Ended
	June 30,
	2009	2008	2009	2008
	(In thousands)

Net income (loss) attributable to common stockholders	$7,213	$(11,676)	$(52,224)	$(30,526)
Add back non-station operating income items included in net income (loss):
Interest income	(47)	(130)	(65)	(331)
Interest expense	9,033	15,160	19,812	32,419
Provision for income taxes	1,777	9,761	8,848	18,659
Corporate selling, general and administrative, excluding non-cash and stock-based compensation	5,199	17,551	10,332	23,958
Stock-based compensation	596	629	1,079	957
Equity in (income) loss of affiliated company	(747)	(29)	(1,897)	2,799
Gain on retirement of debt	—	(1,015)	(1,221)	(1,015)
Other expense, net	114	33	64	44
Depreciation and amortization	5,259	5,171	10,514	8,835
Noncontrolling interest in income of subsidiaries	1,067	1,058	1,938	1,881
Impairment of long-lived assets	—	—	48,953	—
Loss (income) from discontinued operations, net of tax	89	(1,334)	(69)	6,447
Station operating income	$29,553	$35,179	$46,064	$64,127

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008 (In thousands)

	Three Months Ended June 30,
	2009	2008	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$70,083	$83,432	$(13,349)	(16.0)%
Operating expenses:
Programming and technical, excluding stock-based compensation	19,225	20,764	(1,539)	(7.4)
Selling, general and administrative, excluding stock-based compensation	21,305	27,489	(6,184)	(22.5)
Corporate selling, general and administrative, excluding stock-based compensation	5,199	17,551	(12,352)	(70.4)
Stock-based compensation	596	629	(33)	(5.2)
Depreciation and amortization	5,259	5,171	88	1.7
Total operating expenses	51,584	71,604	(20,020)	(28.0)
Operating income	18,499	11,828	6,671	56.4
Interest income	47	130	(83)	(63.8)
Interest expense	9,033	15,160	(6,127)	(40.4)
Gain on retirement of debt	—	1,015	(1,015)	(100.0)
Equity in income of affiliated company	747	29	718	2,475.9
Other expense, net	114	33	81	245.5
Income (loss) before provision for income taxes, noncontrolling interest in income of subsidiaries and discontinued operations	10,146	(2,191)	12,337	563.1
Provision for income taxes	1,777	9,761	(7,984)	(81.8)
Net income (loss) from continuing operations	8,369	(11,952)	20,321	170.0
(Loss) income from discontinued operations, net of tax	(89)	1,334	(1,423)	(106.7)
Consolidated net income (loss)	8,280	(10,618)	18,898	178.0
Noncontrolling interest in income of subsidiaries	1,067	1,058	9	0.9
Net income (loss) attributable to common stockholders	$7,213	$(11,676)	$18,889	161.8%

 Net revenue

Three Months Ended June 30,		Increase/(Decrease)
2009	2008
$70,083	$83,432	$(13,349)	(16.0)%

During the three months ended June 30, 2009, we recognized approximately $70.1 million in net revenue compared to approximately $83.4 million during the same period in 2008. These amounts are net of agency and outside sales representative commissions, which were approximately $7.4 million during the three months ended 2009, compared to approximately $9.4 million during the same period in 2008. The decrease in net revenue was due primarily to the ongoing poor economic climate which has continued to weaken demand for advertising in general. For our radio business, based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in declined 21.3% in total revenues for the second quarter, 20.1% in national revenues and 23.5% in local revenues. While the Company’s total radio net revenue declined less than that of the markets in which we operate, nonetheless, we experienced considerable decreases in net revenue in our larger radio markets, notably Atlanta, Baltimore, Houston, Raleigh-Durham and Washington, DC. Both CCI and Reach Media experienced internet revenue declines due to overall advertising weakness. Net revenue for our syndicated shows and our St. Louis radio market experienced growth for the quarter.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2009	2008
$19,225	$20,764	$(1,539)	(7.4)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. Expenses associated with the printing and publication of Giant Magazine issues are also included in programming and technical. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. The decrease in programming and technical expenses resulted from several cost reduction initiatives in the radio segment, specifically compensation savings from employee layoffs and salary reductions, contracted on-air talent reductions and lower travel and entertainment spending. Lower issue related costs for Giant Magazine also contributed to the reduced programming and technical expenses.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2009	2008
$21,305	$27,489	$(6,184)	(22.5)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for radio and internet also include expenses related to the advertising traffic (scheduling and insertion) functions. Our radio division drove approximately $4.9 million in savings, primarily from lower commissions and national representative fees due to declining revenue and lower salaries resulting from employee layoffs and salary cuts. Other radio division savings included less travel and entertainment spending and vacation expense savings due to scheduled office closings. Other savings in selling, general and administrative expenses resulted from less promotional spending by Giant Magazine and reduced traffic acquisition costs incurred by our internet division.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2009	2008
$5,199	$17,551	$(12,352)	(70.4)%

Corporate selling, general and administrative expenses consist of expenses associated with maintaining our corporate headquarters and facilities, including personnel. Decreased corporate selling, general and administrative expenses were primarily due to the non-recurrence of compensation costs recorded in April 2008 for new employment agreements for the Company’s Chief Executive Officer (“CEO”) and the Founder and Chairperson. Specifically, the prior year’s second quarter included approximately $10.4 million in bonuses for the CEO, of which approximately $5.8 million was paid for a signing and a “make whole” bonus, and another approximately $4.6 million was recorded, but not paid, for a bonus associated with potential distribution proceeds from the Company’s investment in TV One. Reduced corporate selling, general and administrative expenses also resulted from cost reduction initiatives, specifically lower compensation due to salary cuts and lower bonuses, less travel and entertainment spending and vacation benefit savings from scheduled office closings and changes to the Company’s vacation policy. Excluding the approximately $10.4 million recorded in April 2008 for the CEO’s bonuses associated with his new employment agreement, corporate selling, general and administrative expenses decreased 27.9% for the three months ended June 30, 2009, compared to the same period in 2008.

Depreciation and amortization

Three Months Ended June 30,		Increase/(Decrease)
2009	2008
$5,259	$5,171	$88	1.7%

The increase in depreciation and amortization expense for the three months ended June 30, 2009 was due primarily to the depreciation of technology asset additions for CCI, a new studio facility for our Charlotte location and assets acquired from our June 30, 2008 WPRS-FM acquisition.

Interest income

Three Months Ended June 30,		Increase/(Decrease)
2009	2008
$47	$130	$(83)	(63.8)%

The decrease in interest income for the three months ended June 30, 2009 was due primarily to lower cash balances, cash equivalents and short-term investments and a decline in interest rates.

Interest expense

Three Months Ended June 30,		Increase/(Decrease)
2009	2008
$9,033	$15,160	$(6,127)	(40.4)%

The decrease in interest expense for the three months ended June 30, 2009 was due primarily to early redemptions of the Company’s 8 7/8% Senior Subordinated Notes due July 2011, and to a lesser extent, more favorable rates and pay downs of outstanding debt on the Company’s credit facility.

Gain on retirement of debt

Three Months Ended June 30,		Increase/(Decrease)
2009	2008
$—	$1,015	$(1,015)	(100.0)%

The gain on retirement of debt for the three months ended June 30, 2008 was due to the repurchase of $8.0 million of the Company’s previously outstanding 8 7/8% Senior Subordinated Notes due July 2011 at an average discount of 13.5%. There were no notes repurchases during the second quarter of 2009. As of June 30, 2009, an amount of approximately $101.5 million remained outstanding.

Equity in income of affiliated company

Three Months Ended June 30,		Increase/(Decrease)
2009	2008
$747	$29	$718	2,475.9%

Equity in income of affiliated company primarily reflects our estimated equity in the net income of TV One. The increase in equity in income for the three months ended June 30, 2009 was due primarily to additional net income generated by TV One. The Company’s share of this income is driven by TV One’s current capital structure and the Company’s ownership of the equity securities of TV One that are currently absorbing its net income.

Provision for income taxes

Three Months Ended June 30,		Increase/(Decrease)
2009	2008
$1,777	$9,761	$(7,984)	(81.8)%

During the three months ended June 30, 2009, the provision for income taxes decreased to approximately $1.8 million from a tax provision of approximately $9.8 million for the same period in 2008. In prior years, we recorded a deferred tax liability (“DTL”) related to the amortization of indefinite-lived assets that are deducted for tax purposes, but not deducted for book purposes. Also in prior years, the Company generated deferred tax assets (“DTAs”), mainly federal and state net operating loss (“NOLs”) carryforwards. In the fourth quarter of 2007, except for DTAs in its historically profitable filing jurisdictions, and DTAs associated with definite-lived assets, the Company recorded a full valuation allowance for all other DTAs, including NOLs, as it was determined that more likely than not, the DTAs would not be realized. In the first quarter of 2009, an impairment of certain indefinite-lived intangibles was recorded. A portion of this impairment decreased DTLs associated with the indefinite-lived intangibles. The tax benefit of this reduction of the DTLs reduced the effective annual tax rate for 2009.  No impairment was recorded for the six month period ended June 30, 2008. Additionally, the 2008 provision was calculated on an actual basis, while the 2009 provision was calculated using the effective annual tax rate. This change, when combined with the 2009 impairment of indefinite-lived intangibles, resulted in the decrease in taxes.

 (Loss) income from discontinued operations, net of tax

Three Months Ended June 30,		Increase/(Decrease)
2009	2008
$(89)	$1,334	$(1,423)	(106.7)%

 The loss from discontinued operations, net of tax, for the three months ended June 30, 2009 is primarily due to legal and professional expenses incurred as a result of ongoing legal activity from previous station sales. The gain from discontinued operations, net of tax, for the three months ended June 30, 2008 resulted from the gain on the April 2008 closing on the sale of the assets of radio station WMCU-AM, located in the Miami metropolitan area. (Loss) income from discontinued operations, net of tax, also includes a tax provision of $4,000 for the three months ended June 30, 2009, compared to a tax provision of $351,000 for the same period in 2008.

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 (In thousands)

	Six Months Ended June 30,
	2009	2008	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$130,754	$155,930	$(25,176)	(16.1)%
Operating expenses:
Programming and technical, excluding stock-based compensation	39,811	39,796	15	0.0
Selling, general and administrative, excluding stock-based compensation	44,879	52,007	(7,128)	(13.7)
Corporate selling, general and administrative, excluding stock-based compensation	10,332	23,958	(13,626)	(56.9)
Stock-based compensation	1,079	957	122	12.7
Depreciation and amortization	10,514	8,835	1,679	19.0
Impairment of long-lived assets	48,953	—	48,953	—
Total operating expenses	155,568	125,553	30,015	23.9
Operating (loss) income	(24,814)	30,377	(55,191)	(181.7)
Interest income	65	331	(266)	(80.4)
Interest expense	19,812	32,419	(12,607)	(38.9)
Gain on retirement of debt	1,221	1,015	206	20.3
Equity in income (loss) of affiliated company	1,897	(2,799)	4,696	167.8
Other expense, net	64	44	20	45.5
Loss before provision for income taxes, noncontrolling interest in income of subsidiaries and discontinued operations	(41,507)	(3,539)	(37,968)	(1,072.8)
Provision for income taxes	8,848	18,659	(9,811)	(52.6)
Net loss from continuing operations	(50,355)	(22,198)	(28,157)	(126.8)
Income (loss) from discontinued operations, net of tax	69	(6,447)	6,516	101.1
Consolidated net loss	(50,286)	(28,645)	(21,641)	(75.5)
Noncontrolling interest in income of subsidiaries	1,938	1,881	57	3.0
Net loss attributable to common stockholders	$(52,224)	$(30,526)	$(21,698)	(71.1)%

Net revenue

Six Months Ended June 30,		Increase/(Decrease)
2009	2008
$130,754	$155,930	$(25,176)	(16.1)%

During the six months ended June 30, 2009, we recognized approximately $130.8 million in net revenue compared to approximately $155.9 million during the same period in 2008. These amounts are net of agency and outside sales representative commissions, which were approximately $12.9 million during the six months ended 2009, compared to approximately $17.3 million during the same period in 2008. CCI, the social online networking company acquired by the Company, generated approximately $6.2 million in net revenue for the six months ended June 30, 2009, compared to approximately $3.6 million from April 10, 2008 (date of acquisition) through June 30, 2008. Despite increased revenue from CCI, the decrease in net revenue was due primarily to the ongoing poor economic climate which has continued to weaken demand for advertising in general. For our radio business, based on reports prepared by the independent accounting firm Miller Kaplan, the markets we operate in declined 22.6% in total revenues for the six months ended June 30, 2009, 23.4% in national revenues and 24.5% in local revenues. While the Company’s total radio net revenue performance outperformed that of the markets in which we operate, nonetheless, we experienced considerable net revenue declines in our larger markets, notably Atlanta, Baltimore, Cleveland, Houston, Raleigh-Durham and Washington, DC. Net revenue declines in these and other markets more than offset a net revenue increase for our syndicated shows, which more than doubled for the six months ended June 30, 2009, compared to the same period in 2008. Excluding CCI, net revenue declined 18.2% for the six months ended June 30, 2009, compared to the same period in 2008.

Operating Expenses

Programming and technical, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2009	2008
$39,811	$39,796	$15	0.0%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. Expenses associated with the printing and publication of Giant Magazine issues are also included in programming and technical. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. Programming and technical expenses for CCI, which was acquired in April 2008, grew from approximately $1.7 million to $3.6 million for the six months ended June 30, 2009, compared to the same period in 2008. This increase was totally offset by several cost reduction initiatives in the radio segment, specifically compensation savings from employee layoffs and salary reductions, contracted on-air talent reductions and lower travel and entertainment spending. Giant Magazine also experienced lower issue related costs during the first half of 2009. Excluding CCI’s expenses, programming and technical expenses decreased 5.2% for the six months ended June 30, 2009, compared to the same period in 2008.

Selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2009	2008
$44,879	$52,007	$(7,128)	(13.7)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for radio and internet include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Our radio division drove approximately $7.7 million in savings, primarily in compensation, specifically commissions and national representative fees due to declining revenue and salaries resulting from employee layoffs and salary cuts. Other radio division savings included less promotional expenses, less travel and entertainment spending and vacation benefit savings from scheduled office closings and changes to the Company’s vacation policy. Giant Magazine generated over approximately $1.3 million in savings, primarily in promotional spending. Selling, general and administrative expenses for CCI, which was acquired in April 2008, increased to approximately $4.3 million, from $1.8 million for the six months ended June 30, 2009, compared to the same period for 2008. Excluding CCI’s expenses, selling, general and administrative expenses decreased 19.2% for the six months ended June 30, 2009, compared to the same period in 2008.

Corporate selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2009	2008
$10,332	$23,958	$(13,626)	(56.9)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The decrease in corporate expenses during the six months ended June 30, 2009 was primarily due to the non-recurrence of compensation costs recorded in April 2008 associated with new employment agreements for the Company’s CEO and the Founder and Chairperson. Specifically, the compensation recorded in the second quarter of 2008 included approximately $10.4 million in bonuses for the CEO, of which approximately $5.8 million was for a signing and a “make whole” bonus paid, and another approximately $4.6 million was recorded, but not paid, for a bonus associated with potential distribution proceeds from the Company’s investment in TV One.  Additional corporate selling, general and administrative savings resulted from compensation for salary cuts and lower bonuses and vacation savings from schedule office closings. Reduced corporate selling, general and administrative spending also resulted from lower legal and professional expenses, less consultants and contract labor and less travel and entertainment. Excluding the approximately $10.4 million recorded for the CEO’s bonuses in April 2008, corporate selling, general and administrative expenses decreased 23.2% for the six months ended June 30, 2009, compared to the same period in 2008.

Stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2009	2008
$1,079	$957	$122	12.7%

Stock-based compensation consists of expenses associated with SFAS No. 123(R), “Share-Based Payment,” which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for awards expected to vest. Stock based compensation also includes expenses associated with restricted stock grants. The increase in stock-based compensation for the six months ended June 30, 2009 was primarily due to additional stock options and restricted stock awards associated with the March and April 2008 employment agreements for the CEO, the Founder and Chairperson and the Chief Financial Officer (“CFO”).

Depreciation and amortization

Six Months Ended June 30,		Increase/(Decrease)
2009	2008
$10,514	$8,835	$1,679	19.0%

The increase in depreciation and amortization expense for the six months ended June 30, 2009 was due primarily to the acquisition of CCI, which occurred in April 2008, and to a lesser extent, was also driven by the June 2008 acquisition of the assets of WPRS-FM.

Impairment of long-lived assets

Six Months Ended June 30,		Increase/(Decrease)
2009	2008
$48,953	$—	$48,953	—%

The increase in impairment of long-lived assets for the six months ended June 30, 2009 reflects a non-cash charge recorded for the impairment of radio broadcasting licenses in 11 of our 16 markets, namely Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Houston, Indianapolis, Philadelphia, Raleigh-Durham, Richmond and St. Louis. The impairment charges were driven by the continuing economic downturn and the further deterioration it caused to the 2009 radio industry outlook, which adversely impacted revenue, profitability and terminal values. As a result, in February 2009, we lowered our financial projections since our 2008 annual and year end fair value assessment, thus, causing the impairment.

Interest income

Six Months Ended June 30,		Increase/(Decrease)
2009	2008
$65	$331	$(266)	(80.4)%

The decrease in interest income for the six months ended June 30, 2009 is primarily due to lower average cash balances, cash equivalents and short-term investments and a decline in interest rates.

Interest expense

Six Months Ended June 30,		Increase/(Decrease)
2009	2008
$19,812	$32,419	$(12,607)	(38.9)%

The decrease in interest expense for the six months ended June 30, 2009 was due primarily to pay downs on outstanding debt on the Company’s credit facility, early redemptions of the Company’s 8 7/8% Senior Subordinated Notes due July 2011, and to a lesser extent, more favorable rates, which were favorably impacted by shifting outstanding principal debt from the term to the revolver portion of the credit facility.

Gain on retirement of debt

Six Months Ended June 30,		Increase/(Decrease)
2009	2008
$1,221	$1,015	$206	20.3%

The gain on retirement of debt resulted from the early redemption of the Company’s previously outstanding 8 7/8% Senior Subordinated Notes due July 2011. The gain for the six month ended June 30, 2009 resulted from the early redemption of approximately $2.4 million of the senior subordinated notes at an average discount of 50.0%. The gain for the six months ended June 30, 2008 was due to the early redemption of approximately $8.0 million of the senior subordinated notes at an average discount of 13.5%. As of June 30, 2009, an amount of approximately $101.5 million remained outstanding.

Equity in income (loss) of affiliated company

Six Months Ended June 30,		Increase/(Decrease)
2009	2008
$1,897	$(2,799)	$4,696	167.8%

Equity in income (loss) of affiliated company primarily reflects our estimated equity in the net income or loss of TV One. The increase in the equity in income for the six months ended June 30, 2009 was due primarily to additional net income generated by TV One. This compares to an equity in loss of affiliated company for the six months ended June 30, 2008, given TV One’s net loss at the time. The Company’s share of the net income or loss is driven by TV One’s current capital structure and the Company’s ownership of the equity securities of TV One that are currently absorbing its net income or losses.

Provision for income taxes

Six Months Ended June 30,		Increase/(Decrease)
2009	2008
$8,848	$18,659	$(9,811)	(52.6)%

During the six months ended June 30, 2009, the provision for income taxes decreased to approximately $8.8 million from approximately $18.7 million for the same period in 2008. In prior years, we recorded a DTL related to the amortization of indefinite-lived assets that are deducted for tax purposes, but not deducted for book purposes. Also in prior years, the Company generated DTAs, mainly federal and state NOL carryforwards. In the fourth quarter of 2007, except for DTAs in its historically profitable filing jurisdictions, and DTAs associated with definite-lived assets, the Company recorded a full valuation allowance for all other DTAs, including NOLs, as it was determined that more likely than not, the DTAs would not be realized. In the first quarter of 2009, an impairment of certain indefinite-lived intangibles was recorded.  A portion of this impairment decreased DTLs associated with the indefinite-lived intangibles.  The tax benefit of this reduction of the DTLs reduced the effective annual tax rate for 2009.  No impairment was recorded for the six month period ended June 30, 2008.  Additionally, the 2008 provision was calculated on an actual basis, while the 2009 provision was calculated using the effective annual tax rate.  This change, when combined with the 2009 impairment of indefinite-lived intangibles, resulted in the decrease in taxes.

Income (Loss) from discontinued operations, net of tax

Six Months Ended June 30,		Increase/(Decrease)
2009	2008
$69	$(6,447)	$6,516	101.1%

 The loss from discontinued operations, net of tax, for the six months ended June 30, 2008 resulted from a gain on the April 2008 closing on the sale of the assets of radio station WMCU-AM (formerly WTPS-AM), located in the Miami metropolitan area, which was more than offset by a loss on the May 2008 closing on the sale of the assets of radio station KRBV-FM, located in the Los Angeles metropolitan area. Approximately $5.1 million in impairment charges were recorded for the six months ended June 30, 2008, based on the sale price of the Los Angeles station pursuant to the asset purchase agreement. The income (loss) from discontinued operations, net of tax, also includes a tax provision of $93,000 for the six months ended June 30, 2009, compared to a provision of approximately $1.2 million for the same period in 2008.

Noncontrolling interest in income of subsidiaries

Six Months Ended June 30,		Increase/(Decrease)
2009	2008
$1,938	$1,881	$57	3.0%

The increase in minority interest in income of subsidiaries is due to an increase in Reach Media’s net income for the six months ended June 30, 2009, compared to the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary and available, borrowings available under our credit facilities and other debt or equity financing.

 In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 2011 (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions including but not limited to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to September 13, 2007, and no less than 1.60 to 1.00 from September 14, 2007 to June 30, 2008, and no less than 1.75 to 1.00 from July 1, 2008 to December 31, 2009, and no less than 2.00 to 1.00 from January 1, 2010 to December 31, 2010, and no less than 2.25 to 1.00 from January 1, 2011 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.00 to 1.00 beginning April 1, 2006 to September 13, 2007, and no greater than 7.75 to 1.00 beginning September 14, 2007 to March 31, 2008, and no greater than 7.50 to 1.00 beginning April 1, 2008 to September 30, 2008, and no greater than 7.25 to 1.00 beginning October 1, 2008 to June 30, 2010, and no greater than 6.50 to 1.00 beginning July 1, 2010 to September 30, 2011, and no greater than 6.00 to 1.00 beginning October 1, 2011 and thereafter, (c) maintaining a senior leverage ratio of no greater than 5.00 to 1.00 beginning June 13, 2005 to September 30, 2006, and no greater than 4.50 to 1.00 beginning October 1, 2006 to September 30, 2007, and no greater than 4.00 to 1.00 beginning October 1, 2007 and thereafter, (d) limitations on liens, (e) limitations on the sale of assets, (f) limitations on the payment of dividends, and (g) limitations on mergers, as well as other customary covenants. The Company was in compliance with all debt covenants as of June 30, 2009. At the date of the filing of this Form 10-Q and based on its most recent projections, the Company's management believes it will be in compliance with all debt covenants through June 30, 2010. Based on its fiscal year end 2007 excess cash flow calculation, the Company made a debt principal prepayment of approximately $6.0 million in May 2008. For the year ended December 31, 2008 no excess cash calculation was required and therefore, no payment was required. In March 2009 and May 2009, the Company made prepayments of $70.0 million and $31.5 million, respectively, on the term loan facility based on its excess proceeds calculation which included asset acquisition and disposition activity for the twelve month period ending May 31, 2009.  These prepayments were funded with $70.0 million and $31.5 million in loan proceeds from the revolving facility in March 2009 and May 2009, respectively.

During the three months ended June 30, 2009, the Company borrowed $31.5 million from its revolving credit facility to fund the $31.5 million prepayment of the term loan. During the six months ended June 30, 2009, the Company borrowed $111.5 million from its revolving credit facility to fund $101.5 million in prepayments of the term loan, and remaining portion was used to repurchase its 8 7/8% Senior Subordinated Notes due July 2011 and to repurchase Company stock. During the six months ended June 30, 2008, the Company borrowed approximately $79.0 million from its credit facility and repaid approximately $141.9 million.

As of June 30, 2009, the Company had approximately $182.0 million of borrowing capacity. Taking into consideration the financial covenants under the Credit Agreement, approximately $8.0 million of that amount is available for borrowing. The amount available for borrowing could increase to the extent the funds are used to repurchase the 8 7/8% Senior Subordinated Notes. Both the term loan and the revolving facilities bear interest, at our option, at a rate equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus a spread that ranges from 0.63% to 2.25%, or (ii) the prime rate plus a spread of up to 1.25%. The amount of the spread varies depending on our leverage ratio. The Company also paid a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the unused commitment of the revolving facility.

The Credit Agreement requires the Company from time to time to protect ourselves from interest rate fluctuations using interest rate hedge agreements. As a result, the Company has entered into various fixed rate swap agreements designed to mitigate its exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of June 30, 2009, we had two swap agreements in place for a total notional amount of $50.0 million, and the periods remaining on these two swap agreements range in duration from 11.5 to 35.5 months.

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

The following table summarizes the interest rates in effect with respect to our debt as of June 30, 2009:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt (swap matures June 16, 2010)(1)	$25.0	6.27%
Senior bank term debt (swap matures June 16, 2012)(1)	$25.0	6.47%
Senior bank term debt (subject to variable interest rates)(2)	$4.0	2.63%
Senior bank revolving debt (subject to variable interest rates)(3)	$318.0	2.33%
8 7/8% Senior Subordinated Notes (fixed rate)	$101.5	8.88%
6 3/8% Senior Subordinated Notes (fixed rate)	$200.0	6.38%

(1)
A total of $50.0 million is subject to fixed rate swap agreements that became effective in June 2005. Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our Credit Agreement. That spread is currently set at 2.00% and is incorporated into the applicable interest rates set forth above.

(2)	Subject to rolling three month LIBOR plus a spread currently at 2.00%, incorporated into the applicable interest rate set forth above.

(3)	Subject to rolling one month LIBOR plus a spread currently at 2.00%, incorporated into the applicable interest rate set forth above.

The indentures governing our senior subordinated notes require that we comply with certain financial covenants limiting our ability to incur additional debt. Such terms also place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things. Our Credit Agreement also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit our ability to borrow under the Credit Agreement or to otherwise raise funds in the debt market.  The Company was in compliance with all covenants as of June 30, 2009, and as of the date of the filing of this Form 10-Q, and based on current projections, the Company believes it will be in compliance with all covenants through June 30, 2010.

      The following table provides a comparison of our statements of cash flows for the six months ended June 30, 2009 and 2008:

	2009	2008
	(In thousands)

Net cash flows provided from (used in) from operating activities	$12,861	$(1,936)
Net cash flows (used in) provided from investing activities	$(2,550)	$74,877
Net cash flows used in financing activities	$(10,447)	$(86,507)

      Net cash flows provided from operating activities were approximately $12.9 million for the six months ended June 30, 2009 compared to net cash flows used in operating activities of approximately $1.9 million for the six months ended June 30, 2008. Excluding the non-cash impairment charge of approximately $49.0 million, cash flows from operating activities for the six months ended June 30, 2009 increased from the prior year due primarily to a decrease in the net consolidated loss for the period of approximately $27.3 million.

      Net cash flows used in investing activities were approximately $2.6 million for the six months ended June 30, 2009 compared to net cash flows provided from investing activities of approximately $74.9 million for the six months ended June 30, 2008. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $2.3 million and $4.0 million for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2008, we sold the stations in our Los Angeles and Miami markets and received proceeds of approximately $150.2 million.  During the same period we acquired CCI and closed on our acquisition of WPRS-FM using approximately $70.4 million in funds.

      Net cash flows used in financing activities were approximately $10.4 million and $86.5 million for the six months ended June 30, 2009 and 2008, respectively. During the six months ended June 30, 2009 and 2008, respectively, we borrowed $111.5 million and approximately $79.0 million from our credit facility and repaid approximately $110.7 million and $150.9 million in outstanding debt.  During the six months ended June 30, 2009 and 2008, we repurchased approximately $2.4 million and $8.0 million, respectively, of our 8 7/8% Senior Subordinated Notes due July 2011. In addition, during the six months ended June 30, 2009 and 2008, we repurchased approximately $9.9 million and $2.8 million, respectively, of our Class A and Class D common stock. We paid approximately $3.9 million in dividends to Reach Media’s noncontrolling interest shareholders for the six months ended June 30, 2008. The Company did not pay any dividends to Reach Media’s noncontrolling interest shareholders for the six months ended June 30, 2009.

From time to time we consider opportunities to acquire additional radio stations, primarily in the top 50 African-American markets, and to make strategic acquisitions, investments and divestitures. In June 2008, the Company purchased the assets of WPRS-FM, a radio station located in the Washington, DC metropolitan area for approximately $38.0 million.  Since April 2007 and up until closing, the station had been operated under an LMA, and, hence, the results of its operations had been included in the Company’s consolidated financial statements.  The station was consolidated with the Company’s existing Washington, DC operations in April 2007.  This purchase was funded from borrowings under our credit facilities of $35.0 million. In April 2008, we acquired CCI, an online social networking company, for $38.0 million in cash, and we borrowed $34.0 million from our credit facility to close this transaction. Other than our agreement with an affiliate of Comcast Corporation, DIRECTV and other investors to fund TV One (the balance of our commitment was approximately $13.7 million at June 30, 2009) we have no other definitive agreements to acquire radio stations or to make strategic investments. In October 2007, the Company had committed (subject to the completion and execution of requisite legal documentation) to invest in QCP Capital Partners, L.P. (“QCP”). At that time the Company also had agreed to provide an unsecured working capital line of credit to QCP Capital Partners, LLC, the management company for QCP, in the amount of $775,000. As of December 31, 2008, the Company had provided $457,000 under the line of credit. In December 2008, the Company made a determination that there was a substantial likelihood that QCP would not be able to proceed successfully with its fundraising and, therefore, the Company was unlikely to recover any of the amounts provided to QCP Capital Partners, LLC pursuant to the October 2007 line of credit agreement. As a result, in December 2008, the Company wrote off the full amount outstanding under the line of credit agreement. No further investments in, or loans to, QCP are anticipated to be made in the foreseeable future.

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

As of June 30, 2009, we had three standby letters of credit totaling $610,000 in connection with our annual insurance policy renewals. In addition, we had a letter of credit of $295,000 in connection with a contract that we inherited as part of the acquisition of CCI. Other than a $40,000 reduction to the insurance letters of credit in April 2009 and the cancelation of a $200,000 letter of credit for a sponsorship event, there has been no activity on these standby letters of credit.

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

The Company continually projects its anticipated cash needs, which include its operating needs, capital requirements, the TV One funding commitment and principal and interest payments on its indebtedness. Management’s most recent operating income and cash flow projections considered the current economic crisis, which has reduced advertising demand in general, as well as the limited credit environment. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through the end of June 30, 2010 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $8.0 million at June 30, 2009. Based on these projections, management also believes the Company will be in compliance with its debt covenants through June 30, 2010. However, a continued worsening economy, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, and further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through an amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.

      Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s Investor Services (“Moody’s”) and Standard & Poor’s (“S&P”) evaluate our debt. On June 24, 2009, S&P lowered our corporate credit rating to CCC+ from B- and the issue-level rating on our $800.0 million secured credit facility to CCC+ from B-. On March 3, 2009, S&P lowered our corporate credit rating to B- from B and the issue-level rating on our $800.0 million secured credit facility to B- from BB-. While noting that our rating outlook was negative, the ratings downgrade reflects concern over the Company’s ability to maintain compliance with financial covenants due to weak radio advertising demand amid the deepening recession, which S&P expects to persist for all of 2009. On May 12, 2009, Moody’s downgraded our corporate family rating to Caa1 from B1. On November 3, 2008, Moody’s placed on review the Company and its debt for a possible downgrade. The review was prompted by heightened concerns that the radio broadcast sector will likely face significant revenue and cash flow deterioration due to the high probability of further deterioration in the U.S. economy and its impact on advertising revenue. On September 10, 2008, Moody’s downgraded our corporate family rating to B2 from B1 and our $800.0 million secured credit facility ($500.0 million revolver, $300.0 million term loan) to Ba3 from Ba2.  In addition, Moody’s downgraded our 8 7/8% Senior Subordinated Notes and 6 3/8% Senior Subordinated Notes to Caa1 from B3. While noting that our rating outlook was stable, the ratings downgrade reflected the Company’s operating performance, weaker than previously expected credit metrics and limited borrowing capacity under financial covenants.   On February 26, 2008, S&P placed its rating on the Company on credit watch with negative implications.  The credit watch was based on the Company’s narrow margin of covenant compliance as of December 31, 2007 and uncertainty surrounding compliance following impending step-downs in certain covenant ratios.

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

Goodwill and Radio Broadcasting Licenses

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of June 30, 2009, we had approximately $853.0 million in goodwill and radio broadcasting licenses, which represents approximately 80.0% of our total assets. Therefore, we believe estimating the value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their values in relation to total assets. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” for such assets owned as of October 1, we test annually for impairment during each fourth quarter or when events or circumstances suggest that impairment exists. Asset impairment exists when the carrying value of these assets exceeds their respective fair value. When the carrying value exceeds fair value, an impairment amount is charged to operations for the excess.

Given the prolonged economic downturn and continual revenue and profitability declines in the radio broadcast industry, the Company performed an interim test for impairment as of February 28, 2009, and recorded impairment charges of approximately $49.0 million for radio broadcasting licenses for the three months ended March 31, 2009. The triggering circumstances for our interim impairment assessment were the continued deteriorating 2009 outlook for the radio industry and its adverse impact on profits and cash flows, resulting lower terminal values and our own lowered internal projections. During the three months ended June 30, 2009, no new or additional impairment indicators existed, hence, no further impairment testing was warranted. There was no impairment charge recorded for the three and six month periods ended March 31, 2008 and June 30, 2008, respectively. Impairment charges continue to be a trend experienced by media companies in general, and are not unique to the Company.

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

Impairment of Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. We concluded no impairment indicators existed during the three and six month periods ended March 31, 2009 and June 30, 2009, respectively, and accordingly, no impairment recoverability assessment was warranted. However, any changes in certain events or circumstances could result in changes to the estimated fair values of these intangible assets and may result in future write-downs to the carrying values.

Allowance for Doubtful Accounts

We must make estimates of the uncollectability of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the past four years, including the quarter ended June 30, 2009, our historical bad debt results have averaged approximately 5.3% of our outstanding trade receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required.

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

Equity Accounting

 We account for our investment in TV One under the equity method of accounting in accordance with APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” and other related interpretations. We have recorded our investment at cost and have adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from net income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. We will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. We have determined that although TV One is a variable interest entity (as defined by FIN No. 46(R), “Consolidation of Variable Interest Entities”) the Company is not the primary beneficiary of TV One. (See Note 5 - Investment in Affiliated Company for further discussion.)

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

To address the exposures of unrecognized tax positions, in January 2007, we adopted FIN No. 48, “Accounting for Uncertainty in Income Taxes - Interpretation of SFAS No. 109,” which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of June 30, 2009, we had approximately $5.0 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

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

The Company uses a third party valuation firm to assist with determining the fair value of the award. As of June 30, 2009, the Company reassessed the award and concluded its fair value remained unchanged from the approximately $4.2 million liability recorded at March 31, 2009. The fair value of the award as of December 31, 2008 was approximately $4.3 million. The fair valuation incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles: a replacement of FASB Statement No. 162,” which became the source of authoritative non-SEC U.S. GAAP for non-governmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 will have a material impact on its consolidated financial statements.

    In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 addresses accounting and disclosure requirements related to subsequent events. It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. Effective for the quarter ended June 30, 2009, the Company adopted SFAS No. 165. The Company has provided the required disclosures regarding subsequent events in Note 14 – Subsequent Events.

In April 2009, the FASB issued FASB Staff Position (“FSP”) No. SFAS 107-1 and Accounting Pronouncement Bulletin (“APB”) No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements.  This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods.  FSP No. SFAS 107-1 and APB No. 28-1 became effective for the Company during the quarter ended June 30, 2009.  The additional disclosures required by FSP No. SFAS 107-1 and APB No. 28-1 are included in Note 1 – Organization and Summary of Significant Accounting Policies.

In April 2008, the FASB issued FSP No. SFAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the guidance in SFAS No. 142, “Goodwill and Other Intangible Assets,” about estimating the useful lives of recognized intangible assets, and requires additional disclosures related to renewing or extending the terms of recognized intangible assets. FSP No. SFAS 142-3 became effective as of January 1, 2009. The adoption of FSP No. SFAS 142-3 did not have a material effect on the Company’s consolidated financial statements.

In November 2008, the FASB issued EITF Issue No. 08-6, “Equity Method Investment Accounting Considerations.” EITF 08-6 discusses the accounting for contingent consideration agreements of an equity method investment and the requirement for the investor to recognize its share of any impairment charges recorded by the investee. EITF 08-6 requires the investor to record share issuances by the investee as if it has sold a portion of its investment with any resulting gain or loss being reflected in earnings. EITF 08-6 was effective for the Company on January 1, 2009. The adoption of EITF 08-6 did not have any impact on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R replaces SFAS No. 141, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value.  SFAS No. 141R also requires transaction costs related to the business combination to be expensed as incurred. In April 2009, the FASB issued FSP No. SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. 141R-1 amends and clarifies SFAS No. 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Both SFAS No. 141R and FSP No. SFAS 141R-1 is effective for business combinations for which the acquisition date is on or after the January 1, 2009. Effective January 1, 2009, the Company adopted SFAS No. 141R and FSP No. SFAS 141R-1. The Company’s adoption of SFAS No. 141R and FSP No. SFAS 141R-1 has had no effect on the Company’s consolidated financial statements. The Company expects SFAS No. 141R and FSP No. SFAS 141R-1 to have an impact on its accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.” This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years beginning after December 15, 2008. Effective January 1, 2009, the Company adopted SFAS No. 160.  SFAS No. 160 changed the accounting and reporting for minority interests, which is now characterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. Reflected in the December 31, 2008 Form 10-K/A, minority interests characterized as liabilities in the consolidated balance sheet was approximately $2.0 million. This amount has been recharacterized as noncontrolling interests and classified as a component of stockholders’ equity.

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

 In September 2006, the FASB issued SFAS No. 157, which provides guidance for using fair value to measure assets and liabilities. The standard also responds to investors’ requests for more information about: (1) the extent to which companies measure assets and liabilities at fair value; (2) the information used to measure fair value; and (3) the effect that fair value measurements have on earnings. SFAS No. 157 will apply whenever another standard requires (or permits) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value to any new circumstances. The Company adopted SFAS No. 157 effective January 1, 2008. In February 2008, the FASB issued FSP on Statement 157, “Effective Date of FASB Statement No. 157,” ("FSP No. SFAS 157-2").  FSP No. SFAS 157-2 delayed the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  Effective January 1, 2009, the Company adopted FSP No. SFAS 157-2. The adoption of FSP No. SFAS 157-2 did not have a material impact on the Company’s consolidated financial statements.

CAPITAL AND COMMERCIAL COMMITMENTS

TV One Cable Network

Pursuant to a limited liability company agreement dated July 18, 2003, the Company and certain other investors formed TV One for the purpose of developing and distributing a new television programming service. At that time, we committed to make a cumulative cash investment in TV One of $74.0 million, of which $60.3 million had been funded as of June 30, 2009. The initial commitment period for funding the capital was extended to October 1, 2009, due in part to TV One’s lower than anticipated capital needs during the initial commitment period.

Long-term debt

The total amount available under our existing Credit Agreement with a syndicate of banks is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. As of June 30, 2009, we had approximately $372.0 million in debt outstanding under the Credit Agreement. We also have outstanding $200.0 million 6 3/8% Senior Subordinated Notes due 2013 and $101.5 million 8 7/8% Senior Subordinated Notes due 2011.  See “Liquidity and Capital Resources.”

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 20 years.

Operating Contracts and Agreements

We have other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements that expire over the next six years.

Contractual Obligations Schedule

The following table represents our contractual obligations as of June 30, 2009:

	Payments Due by Period
Contractual Obligations	2009	2010	2011	2012	2013	2014 and Beyond	Total
	(In thousands)

8 7/8% Senior Subordinated Notes(1)	$4,505	$9,009	$110,519	$—	$—	$—	$124,033
6 3/8% Senior Subordinated Notes(1)	6,375	12,750	12,750	12,750	206,375	—	251,000
Credit facilities(2)	14,612	33,476	346,556	1,541	—	—	396,185
Other operating contracts/agreements(3)	24,919	26,189	23,391	23,325	11,097	11,301	120,222
Operating lease obligations	4,280	7,226	5,962	4,369	3,670	10,140	35,647
Total	$54,691	$88,650	$499,178	$41,985	$221,142	$21,441	$927,087

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of June 30, 2009.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of June 30, 2009.

(3)
Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements.

Reflected in the obligations above, as of June 30, 2009, we had two swap agreements in place for a total notional amount of $50.0 million. The periods remaining on the swap agreements range in duration from 11.5 to 35.5 months.  If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance.

Off-Balance Sheet Arrangements

As of June 30, 2009, we had three standby letters of credit totaling $610,000 in connection with our annual insurance policy renewals. In addition, we had a letter of credit of $295,000 in connection with a contract we inherited as part of the acquisition of CCI.

RELATED PARTY TRANSACTIONS

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair. For the three months and six months ended June 30, 2009 and 2008, Radio One paid $1,000 and $28,000, and $85,000 and $124,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three months and six months ended June 30, 2009, the Company provided no advertising services to Music One; however, for the same periods in 2008, the Company provided $15,000 and $61,000, respectively, in advertising services. As of June 30, 2009, Music One owed Radio One $70,000 for office space and administrative services provided in 2008 and 2007.

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

Changes in internal control over financial reporting

      During the three months ended June 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Plaintiffs filed amended complaints in the six “focus cases” on or about August 14, 2007. Radio One is not a defendant in the focus cases. In September 2007, Radio One’s named officers and directors again extended the tolling agreement with plaintiffs. On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the “focus cases” and to appoint class representatives and class counsel in those cases. The focus cases issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for the class certification in December 2007. On March 16, 2008, the court denied the motions to dismiss in the focus cases.  In August 2008, the parties to the IPO Cases began mediation toward a global settlement of the IPO Cases.  In September 2008, Radio One’s board of directors approved in principle participation in a tentative settlement with the plaintiffs.  On October 2, 2008, the plaintiffs withdrew their class certification motion.  In April 2009, a global settlement was reached in the IPO Cases and submitted to the District Court for approval.   On June 9, 2009, the judge presiding over the matter granted preliminary approval to the proposed settlement of the IPO Cases.  A hearing on final approval of the settlement has been scheduled for September 10, 2009.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2008 (the “2008 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2008 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results. The risk factors set forth below are in addition to those in the 2008 Annual Report.

We are currently not in compliance with NASDAQ rules for continued listing of our Class A and Class D common shares.

Our shares of Class A and Class D common stock are currently not in compliance with NASDAQ rules for continued listing and may be at risk of being delisted.  On May 21, 2008, the Company received a letter (the “Notification”) from The NASDAQ Stock Market notifying us that for the prior 30 consecutive trading days, the Company’s Class A common shares (the “Class A Shares”) had not maintained a minimum market value of publicly held shares (“MVPHS”) of $5.0 million as required for continued inclusion by the NASDAQ Global Market Listing Qualifications.  The Company was provided 90 calendar days, or until August 19, 2008, to regain compliance.  On August 26, 2008, Radio One, Inc. announced that it had received approval from the NASDAQ Stock Market to transfer the listing of its Class A Shares from The NASDAQ Global Market to The NASDAQ Capital Market.  The transfer became effective at the opening of business on August 27, 2008 and cured the MVPHS deficiency.  Subsequently, macroeconomic and extraordinary market conditions depressed the trading price of both our Class A and Class D shares below the NASDAQ minimum bid price of $1.00 for 30 consecutive trading days. Thus, both our Class A and Class D shares became at risk for delisting.

However, on October 16, 2008, given the current extraordinary market conditions, NASDAQ suspended both the minimum bid price and MVPHS requirements through January 16, 2009 (the “Temporary Suspension”).  In that regard, on October 16, 2008, NASDAQ filed an immediately effective rule change with the SEC such that companies were not to be cited for any new concerns related to minimum bid price or MVPHS deficiencies.  Due to continued market weakness, NASDAQ extended the Temporary Suspension through July 31, 2009, reinstating the minimum bid price and MVPHS rules on August 3, 2009.  As of the date of this filing, our shares of Class A and Class D common stock remain non-compliant with the NASDAQ minimum bid price of $1.00 per share.  We have identified certain actions we can take to cure the deficiencies, such as the implementation of a reverse stock split if approved by our shareholders at our annual meeting on September 17, 2009.  However, even if the reverse stock split is approved and implemented, there can be no assurance that we will meet the NASDAQ minimum bid price and MVPHS requirements for shares of either our Class A or Class D common stock.  Our failure to meet such requirements may subject us to delisting and could result in decreased liquidity for our Class A and Class D common stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2009, we made repurchases of our Class A and Class D common stock pursuant to the $150.0 million stock repurchase program adopted by our board of directors on March 20, 2008.

The following table provides information on our repurchases during the three months ended June 30, 2009:

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2009 — June 30, 2009	12,374	Class A	$0.88	12,374	$49,991,618

April 1, 2009 — June 30, 2009	6,428,632	Class D	$0.47	6,428,632	$49,991,618

Total	6,441,006			6,441,006	$49,991,618

(1)
In March 2008, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock through December 31, 2009 of up to $150.0 million, the maximum amount allowable under the Credit Agreement. The amount and timing of such repurchases will be based on pricing, general economic and market conditions, and the restrictions contained in the agreements governing the Company’s credit facilities and subordinated debt and certain other factors. While $150.0 million is the maximum amount allowable under the Credit Agreement, in 2005 under a prior board authorization, the Company utilized approximately $78.0 million to repurchase common stock leaving capacity of $72.0 million under the Credit Agreement.  During the period ended June 30, 2009, the Company repurchased 12,374 shares of Class A common stock at an average price of $0.88 and 6.4 million shares of Class D common stock at an average price of $0.47. During the period ended June 30, 2008, the Company repurchased 187,369 shares of Class A common stock at an average price of $1.39 and 1.9 million shares of Class D common stock at an average price of $1.33. For the year ended December 31, 2008 the Company repurchased 421,661 shares of Class A common stock at an average price of $1.32 and 20.0 million shares of Class D common stock at an average price of $0.58. As of June 30, 2009, the Company had approximately $50.0 million in capacity available under the 2008 share repurchase program.

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

August 7, 2009