Form 10-Q
period 2009-09-30
RADIO ONE INC
filed 2009-11-09
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
 ________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer   ☐     Accelerated filer   ☑     Non-accelerated filer   ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.   Yes   ☐ No   ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 30, 2009
Class A Common Stock, $.001 Par Value	2,981,841
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	3,121,048
Class D Common Stock, $.001 Par Value	45,762,353

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

•
we derive a significant portion of our revenue from a single customer, Radio Networks, LLC, a media representation firm which is owned by Citadel Broadcasting Corporation, as further described in Part II, Item 1A of this Form 10-Q;

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)

	(In thousands, except share data)

NET REVENUE	$75,504	$86,156	$206,258	$242,086
OPERATING EXPENSES:
Programming and technical	18,492	21,512	58,391	61,430
Selling, general and administrative	24,352	30,042	69,462	82,505
Corporate selling, general and administrative	4,950	7,079	16,048	31,416
Depreciation and amortization	5,361	5,222	15,875	14,057
Impairment of long-lived assets	—	337,936	48,953	337,936
Total operating expenses	53,155	401,791	208,729	527,344
Operating income (loss)	22,349	(315,635)	(2,471)	(285,258)
INTEREST INCOME	33	111	98	442
INTEREST EXPENSE	9,224	14,130	29,036	46,549
GAIN ON RETIREMENT OF DEBT	—	5,679	1,221	6,694
EQUITY IN (INCOME) LOSS OF AFFILIATED COMPANY	(1,397)	1,119	(3,294)	3,918
OTHER EXPENSE, net	38	49	96	93
Income (loss) before (benefit) from provision for income taxes, noncontrolling interest in income of subsidiaries and (loss) income from discontinued operations	14,517	(325,143)	(26,990)	(328,682)
(BENEFIT) FROM PROVISION FOR INCOME TAXES	(1,508)	(59,651)	7,340	(40,992)
Net income (loss) from continuing operations	16,025	(265,492)	(34,330)	(287,690)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(87)	639	(18)	(5,808)
CONSOLIDATED NET INCOME (LOSS)	15,938	(264,853)	(34,348)	(293,498)
NONCONTROLLING INTEREST IN INCOME OF SUBSIDIARIES	1,712	1,260	3,650	3,141
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$14,226	$(266,113)	$(37,998)	$(296,639)

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$0.25	$(2.82)	$(0.61)	$(2.99)
Discontinued operations, net of tax	—	0.01	—	(0.06)
Net income (loss) attributable to common stockholders	$0.25	$(2.81)	$(0.61)	$(3.05)

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$0.25	$(2.82)	$(0.61)	$(2.99)
Discontinued operations, net of tax	—	0.01	—	(0.06)
Net income (loss) attributable to common stockholders	$0.25	$(2.81)	$(0.61)	$(3.05)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	56,242,964	94,537,081	61,873,161	97,219,115
Diluted	56,684,369	94,537,081	61,873,161	97,219,115

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
	As of
	September 30, 2009	December 31, 2008
	(Unaudited)

	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,775	$22,289
Trade accounts receivable, net of allowance for doubtful accounts of $2,519 and $3,789, respectively	50,626	49,937
Prepaid expenses and other current assets	3,990	5,560
Deferred tax assets	71	108
Current assets from discontinued operations	38	303
Total current assets	69,500	78,197
PROPERTY AND EQUIPMENT, net	42,630	48,602
GOODWILL	138,145	137,095
RADIO BROADCASTING LICENSES	714,704	763,657
OTHER INTANGIBLE ASSETS, net	36,272	44,217
INVESTMENT IN AFFILIATED COMPANY	52,109	47,852
OTHER ASSETS	3,523	5,797
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	—	60
Total assets	$1,056,883	$1,125,477

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$3,990	$3,691
Accrued interest	3,961	10,082
Accrued compensation and related benefits	7,817	10,534
Income taxes payable	885	30
Other current liabilities	9,631	12,477
Current portion of long-term debt	18,010	43,807
Current liabilities from discontinued operations	1	582
Total current liabilities	44,295	81,203
LONG-TERM DEBT, net of current portion	641,027	631,555
OTHER LONG-TERM LIABILITIES	9,282	11,008
DEFERRED TAX LIABILITIES	90,088	86,236
Total liabilities	784,692	810,002

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,981,841 and 3,016,730 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 47,257,754 and 69,971,551 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	47	70
Accumulated other comprehensive loss	(2,603)	(2,981)
Additional paid-in capital	1,024,630	1,033,921
Accumulated deficit	(755,523)	(717,525)
Total stockholders’ equity	266,560	313,494
Noncontrolling interest	5,631	1,981
Total equity	272,191	315,475
Total liabilities and equity	$1,056,883	$1,125,477

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

	Radio One, Inc. Stockholders
	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Comprehensive Loss	Accumulated Other Comprehensive Loss	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	(In thousands, except share data)
BALANCE, as of December 31, 2008	$—	$3	$3	$3	$70		$(2,981)	$1,033,921	$(717,525)	$1,981	$315,475
Comprehensive loss:
Consolidated net loss	—	—	—	—	—	$(34,348)	—	—	(37,998)	3,650	(34,348)
Change in unrealized loss on derivative and hedging activities, net of taxes	—	—	—	—	—	378	378	—	—	—	378
Comprehensive loss						$(33,970)
Repurchase of 34,889 shares of Class A common stock and 22,731,797 shares of Class D common stock	—	—	—	—	(23)		—	(10,672)	—	—	(10,695)
Vesting of non-employee restricted stock	—	—	—	—	—		—	448	—	—	448
Stock-based compensation expense	—	—	—	—	—		—	933	—	—	933
BALANCE, as of September 30, 2009	$—	$3	$3	$3	$47		$(2,603)	$1,024,630	$(755,523)	$5,631	$272,191

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(37,998)	$(296,639)
Noncontrolling interest in income of subsidiaries	3,650	3,141
Consolidated net loss	(34,348)	(293,498)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	15,875	14,057
Amortization of debt financing costs	1,811	1,989
Deferred income taxes	3,887	(42,684)
Impairment of long-lived assets	48,953	337,936
Equity in (income) loss of affiliated company	(3,294)	3,918
Stock-based compensation	1,381	1,279
Gain on retirement of debt	(1,221)	(6,694)
Change in interest due on stock subscriptions receivable	—	(20)
Amortization of contract inducement and termination fee	(1,263)	(1,421)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(689)	(6,335)
Prepaid expenses and other assets	1,570	703
Other assets	1,481	(6,201)
Accounts payable	299	3,501
Accrued interest	(6,122)	(11,227)
Accrued compensation and related benefits	(2,717)	(941)
Income taxes payable	855	(4,463)
Other liabilities	(4,341)	(1,630)
Net cash flows (used in ) provided from operating activities of discontinued operations	(253)	2,397
Net cash flows provided from (used in) operating activities	21,864	(9,334)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,368)	(7,887)
Acquisitions, net of cash acquired	—	(70,426)
Purchase of other intangible assets	(272)	(1,195)
Proceeds from sale of assets	—	150,224
Deposits for station equipment and purchases and other assets	—	161
Net cash flows (used in) provided from investing activities	(3,640)	70,877
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of other debt	(153)	(1,004)
Proceeds from credit facility	111,500	153,000
Repayment of credit facility	(125,170)	(151,611)
Repurchase of senior subordinated notes	(1,220)	(44,406)
Repurchase of common stock	(10,695)	(9,197)
Repayment of stock subscriptions receivable	—	1,737
Payment of dividend to noncontrolling interest shareholders of Reach Media, Inc.	—	(3,916)
Net cash flows used in financing activities	(25,738)	(55,397)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,514)	6,146
CASH AND CASH EQUIVALENTS, beginning of period	22,289	24,247
CASH AND CASH EQUIVALENTS, end of period	$14,775	$30,393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$33,346	$55,787
Income taxes	$2,731	$6,621

Supplemental Note: In July 2007, a seller financed loan of $2.6 million was incurred when the Company acquired the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area. The loan was paid in full in July 2008.

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      (a)  Organization

      Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is one of the nation’s largest radio broadcasting companies and the largest broadcasting company that primarily targets African-American and urban listeners. While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, we have recently diversified our revenue streams and have made acquisitions and investments in other complementary media properties.  In April 2008, we acquired Community Connect Inc. (“CCI”), an online social networking company that hosts the website BlackPlanet, the largest social networking site primarily targeted at African-Americans. This acquisition is consistent with our operating strategy of becoming a multi-media entertainment and information content provider to African-American consumers.  Our other media acquisitions and investments include our approximate 36% ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 51% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; and our acquisition of the urban-themed lifestyle and entertainment magazine assets (“Giant Magazine”) of Giant Magazine, LLC. Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American audience.

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

During the quarter ended September 30, 2009, the Company identified and recorded deferred tax expense adjustments related to prior periods. The effect of these entries in the third quarter of 2009 decreased tax expense and increased consolidated net income by approximately $1.9 million. The Company has concluded that these corrections are immaterial to the prior periods financial statements and the 2009 interim financial statements and accordingly, retroactive adjustments to previously issued financial statements are unnecessary.

      Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K/A.

      Certain reclassifications associated with accounting for discontinued operations have been made to the accompanying prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported net income or loss, or any other previously reported statements of operations, balance sheet or cash flow amounts. (See Note 3 — Discontinued Operations.)

      (c)  Financial Instruments

     Financial instruments as of September 30, 2009 and December 31, 2008 consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, long-term debt and subscriptions receivable. The carrying amounts approximated fair value for each of these financial instruments as of September 30, 2009 and December 31, 2008, except for the Company’s outstanding senior subordinated notes. The 8 7/8% Senior Subordinated Notes due July 2011 had a carrying value of $101.5 million and a fair value of approximately $51.8 million as of September 30, 2009, and a carrying value of $104.0 million and a fair value of approximately $52.0 million as of December 31, 2008. The 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $200.0 million and a fair value of approximately $72.0 million as of September 30, 2009,  and a carrying value of $200.0 million and a fair value of approximately $60.0 million as of December 31, 2008. The fair values were determined based on the current trading values of these instruments.

      (d)  Revenue Recognition

     The Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) Topic 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $7.8 million and $9.2 million during the three months ended September 30, 2009 and 2008, respectively. Agency and outside sales representative commissions were approximately $20.7 million and $26.6 million during the nine months ended September 30, 2009 and 2008, respectively.

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

(e)  Barter Transactions

      The Company provides broadcast advertising time in exchange for programming content and certain services. In accordance with ASC Topic 605, “Revenue Recognition,” the terms of these exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended September 30, 2009 and 2008, barter transaction revenues reflected in net revenue were $820,000 and $722,000, respectively. For the nine months ended September 30, 2009 and 2008, barter transaction revenues reflected in net revenue were approximately $2.4 million and $1.9 million, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $779,000 and $680,000 and $41,000 and $41,000 for the three month periods ended September 30, 2009 and 2008.  For the nine month periods ended September 30, 2009 and 2008, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of approximately $2.3 million and $1.8 million and $124,000 and $124,000, respectively,

       (f)  Comprehensive Income (Loss)

      The Company’s comprehensive income (loss) consists of net income (loss) attributable to common stockholders and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive income (loss) consists of income (losses) on derivative instruments that qualify for cash flow hedge treatment. (See Note 6 - Derivative Instruments and Hedging Activities.)

      The following table sets forth the components of comprehensive income (loss):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Consolidated net income (loss)	$15,938	$(264,853)	$(34,348)	$(293,498)
Other comprehensive income (loss) (net of tax benefit of $0 for all periods):
Derivative and hedging activities	(97)	(260)	378	(1,726)
Comprehensive income (loss)	15,841	(265,113)	(33,970)	(295,224)
Comprehensive income (loss) attributable to the noncontrolling interest	—	—	—	—
Comprehensive income (loss)	$15,841	$(265,113)	$(33,970)	$(295,224)

 (g) Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.  The Company’s potentially dilutive securities include stock options and restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a net loss, as the inclusion of the potentially dilutive common shares would have an anti-dilutive effect.

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)
Numerator:
Net income (loss) attributable to common stockholders	$14,226	$(266,113)	$(37,998)	$(296,639)
Denominator:
Denominator for basic net income (loss) per share - weighted-average outstanding shares	56,242,964	94,537,081	61,873,161	97,219,115
Effect of dilutive securities:
Restricted stock	441,405	—-	-	-
Denominator for diluted net income per share - weighted-average outstanding shares	56,684,369	94,537,081	61,873,161	97,219,115

Net income (loss) attributable to common stockholders per share - basic	$0.25	$(2.81)	$(0.61)	$(3.05)
Net income (loss) attributable to common stockholders per share - diluted	$0.25	$(2.81)	$(0.61)	$(3.05)

Stock options and restricted stock with exercise prices greater than the average market price of the Company's common stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calcualtion (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)

Stock options	5,371	5,578	5,371	4,621
Restricted stock	410	691	504	455

 (h) Goodwill and Radio Broadcasting Licenses

 In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC Topic 350, “Intangibles - Goodwill and Other,” goodwill and radio broadcasting licenses are not amortized, but are tested annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. With the assistance of a third-party valuation firm, we test for license impairment at the unit of accounting level using the income approach, which involves, but is not limited to judgmental assumptions about projected revenue growth, future operating margins discount rates and terminal values. In testing for goodwill impairment, we follow a two-step approach, also using the income approach that first estimates the fair value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, we then determine the implied goodwill after allocating the reporting unit’s fair value of assets and liabilities. Any excess of carrying value over its respective implied goodwill is written off in order to reduce the reporting unit’s carrying value to fair value. We then perform a reasonableness test by comparing the average implied multiple arrived at based on our cash flow projections and estimated fair values to multiples for actual recently completed sale transactions.

Since our annual impairment testing performed October 2008,  the continuing economic downturn caused further deterioration to the 2009 outlook for radio and online advertising, and resulted in  significant revenue and profitability declines beyond levels assumed in our 2008 annual and year end impairment testing. Hence, during the first quarter of 2009, we performed an interim impairment assessment for our radio broadcasting licenses and goodwill, the result of which was to record approximately $49.0 million in impairment charges against radio broadcasting licenses in 11 of our 16 markets. During the second quarter 2009, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. In the third quarter of 2009, with the lingering poor economic climate and its adverse impact on advertising, we lowered our financial projections for certain radio reporting units and CCI. Also in the third quarter, Reach Media lowered its 2009 projections as a result of amending its sales representation agreement with Radio Networks, LLC (“Radio Networks”), a subsidiary of Citadel Broadcasting Corporation (“Citadel”), whereby Radio Networks will pay Reach Media $2.0 million less in guaranteed revenue for the fourth quarter of 2009. Consequently, interim impairment testing was performed in the third quarter of 2009 for certain radio reporting units, CCI and Reach Media, as a result of which the Company concluded no impairment had occurred.  For the three and nine month periods ended September 30, 2008, we recorded impairment charges of approximately $337.9 million against radio broadcasting licenses in 11 of our 16 radio markets. (See Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.)

(i) Fair Value Measurements

      We report our financial and non-financial assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective January 1, 2009, we adopted the provisions of ASC 820 for all non-financial instruments accounted for at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on our financial condition or results of operations.

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

      As of September 30, 2009 and December 31, 2008, the fair values of our financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)

As of September 30, 2009
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$2,603	$—	$2,603	$—
Employment agreement award (b)	4,317	—	—	4,317
Total	$6,920	$—	$2,603	$4,317

As of December 31, 2008
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$2,981	$—	$2,981	$—
Employment agreement award (b)	4,326	—	—	4,326
Total	$7,307	$—	$2,981	$4,326

(a) Based on London Interbank Offered Rate (“LIBOR”).

                (b) Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) will be eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company or is terminated for cause. The Company engaged a third party valuation firm to perform a fair valuation of the award. (See Note 6 – Derivative Instruments and Hedging Activities.)

      The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2009.

Employment Agreement Award
(In thousands)

Balance at December 31, 2008	$4,326
Gains included in earnings (realized/unrealized)	(9)
Changes in accumulated other comprehensive loss	—
Purchases, issuances, and settlements	—
Balance at September 30, 2009	$4,317

The amount of total gains for the period included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date	$(9)

      Gains included in earnings (realized/unrealized) were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the nine months ended September 30, 2009.

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

      As of September 30, 2009, each major category of assets and liabilities measured at fair value on a non-recurring basis during the period is categorized as follows:

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In millions)
As of September 30, 2009
Non-recurring assets subject to fair value measurement:
Goodwill	$138.1	$—	$—	$138.1	$—
Radio broadcasting licenses	714.7	—	—	714.7	—
Other intangible assets, net	36.3	—	—	36.3	—
Total	$889.1	$—	$—	$889.1	$—

As of December 31, 2008, the total recorded carrying value of goodwill and radio broadcasting licenses was approximately $137.1 million and $763.7 million, respectively. Pursuant to ASC Topic 350, “Intangibles – Goodwill and Other,” and in connection with its interim impairment testing performed in February 2009, the Company determined carrying values for radio broadcasting licenses in 11 of its 16 markets were impaired, and recorded an impairment charge of approximately $49.0 million for the quarter ended March 31, 2009, thus reducing the total license carrying values to approximately $714.7 million as of March 31, 2009. During second quarter 2009, no new or additional impairment indicators emerged; hence, no interim impairment testing was warranted. For the third quarter 2009, the Company performed interim impairment testing in August 2009 and concluded that impairment to the carrying values of radio broadcasting licenses and goodwill had not occurred. A description of the Level 3 inputs and the information used to develop the inputs is discussed in Note 4 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

As of December 31, 2008, the total recorded carrying value of other intangible assets excluding goodwill and radio broadcasting licenses was approximately $44.2 million. Pursuant to ASC Topic 360, “Property, Plant, and Equipment,” due to the challenging economic climate and its negative impact on radio and online advertising, we performed interim impairment testing in the third quarter of 2009 on certain advertising related intangible assets, and concluded no impairment had occurred. Considering applicable amortization and deferred financing costs of approximately $2.6 million for the third quarter of 2009, $2.6 million for the second quarter of 2009 and $2.7 million for the first quarter of 2009, the carrying value of other intangible assets excluding goodwill and radio broadcasting licenses was approximately $36.3 million as of September 30, 2009.

(j) Impact of Recently Issued Accounting Pronouncements

      In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, “Generally Accepted Accounting Principles,” which establishes the ASC as the source of authoritative non-SEC U.S. generally accepted accounting principles (“GAAP”) for non-governmental entities. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements.

      In May 2009, the FASB issued ASC 855, “Subsequent Events,” which addresses accounting and disclosure requirements related to subsequent events. It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated. These requirements are effective for interim or annual financial periods ending after June 15, 2009. The Company has provided the required disclosures regarding subsequent events in Note 14 – Subsequent Events.

 The provisions under ASC 825, “Financial Instruments,” requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements became effective for the Company during the quarter ended June 30, 2009. The additional disclosures required under ASC 825 are included in Note 1 – Organization and Summary of Significant Accounting Policies.

      Effective January 1, 2009, the provisions under ASC 350, “Intangibles - Goodwill and Other,” related to the determination of the useful life of intangible assets and requiring additional disclosures related to renewing or extending the terms of recognized intangible assets became effective for the Company. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

  Effective January 1, 2009, the Company adopted an accounting standard update from the Emerging Issues Task Force (“EITF”) consensus regarding the accounting for contingent consideration agreements of an equity method investment and the requirement for the investor to recognize its share of any impairment charges recorded by the investee.  This update to ASC 323, “Investments – Equity Method and Joint Ventures,” requires the investor to record share issuances by the investee as if it has sold a portion of its investment with any resulting gain or loss being reflected in earnings. The adoption of this update did not have any impact on the Company’s consolidated financial statements.

  In March 2008, the FASB issued an update to ASC 815, “Derivatives and Hedging,” related to disclosures about derivative instruments and hedging activities. It requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format.  It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related.  Finally, it requires cross referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Effective January 1, 2009, the Company adopted the updated provisions of ASC 815. The Company’s adoption of the updates had no impact on its financial condition or results of operations.  (See Note 6 – Derivative Instruments and Hedging Activities.)

 In December 2007, the FASB issued ASC 805-10, “Business Combinations,” which requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value.  ASC 805-10 also requires transaction costs related to the business combination to be expensed as incurred. In April 2009, the FASB issued ASC 805-20, “Business Combinations,” which amends and clarifies ASC 805-10 to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 and ASC 805-20 are effective for business combinations for which the acquisition date is on or after the January 1, 2009. Effective January 1, 2009, the Company adopted ASC 805-10 and ASC 805-20, which has had no effect on the Company’s consolidated financial statements. The Company expects ASC 805-10 and ASC 805-20 to have an impact on its accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

     In December 2007, the FASB issued updated guidance on ASC 810, “Consolidation,” which changed the accounting and reporting requirements for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The requirements became effective for the Company on January 1, 2009 and changed the accounting and reporting for minority interests, which is now characterized as noncontrolling interests and classified as a component of equity. The updated guidance required retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. Reflected in the December 31, 2008 Form 10-K/A, minority interests characterized as liabilities in the consolidated balance sheet was approximately $2.0 million. This amount has been recharacterized as noncontrolling interest and classified as a component of stockholders’ equity.

     In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 that modified SAB No. 107 regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with provision related to stock compensation under ASC 718, “Compensation – Stock Compensation.” Under SAB No. 107, the use of the “simplified” method was not allowed beyond December 31, 2007. SAB No. 110 allows, however, the use of the “simplified” method beyond December 31, 2007 under certain circumstances. We currently use the “simplified” method under SAB No. 107, and we expect to continue to use the “simplified” method in future periods if the facts and circumstances permit.

     In February 2007, the FASB issued provisions under ASC 825, “Financial Instruments,” which permit companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. Effective January 1, 2008, the Company adopted the provisions under ASC 825, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles.

     In February 2008, the FASB delayed the effective date for applying the fair value provisions of ASC 820, “Fair Value Measurements and Disclosures,” to nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  Effective January 1, 2009, we adopted the provisions of ASC 820 for all non-financial instruments accounted for at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on our financial condition or results of operations.

      (k) Liquidity

The Company continually projects its anticipated cash needs, which include (but are not limited to) its operating needs, capital requirements, the TV One funding commitment and principal and interest payments on its indebtedness. Management’s most recent operating income and cash flow projections considered the current economic conditions, which has reduced advertising demand in general, as well as the limited credit environment. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through September 30, 2010 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through additional borrowing available under the Credit Agreement, which was approximately $11.0 million at September 30, 2009. Based on these projections, management also believes it is probable that the Company will be in compliance with its debt covenants through September 30, 2010. It should be noted that the interest coverage ratio will change from no less than 1.75 to 1.00 to no less than 2.00 to 1.00 for the period January 1, 2010 to December 31, 2010. It should be further noted that the total leverage ratio will change from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective July 1, 2010 to September 30, 2011. However, continued economic fluctuations, or other unforeseen circumstances, may negatively impact the Company’s operations and cash flows beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, seeking its share of distributions from TV One (which requires the consent of third parties) and further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments, subject to our available liquidity to make such repurchases. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through an amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with its debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.

(l)  Major Customer

We derive a significant portion of our net revenue from a single customer, Radio Networks, a media representation firm which is owned by Citadel.  Reach Media, a subsidiary of which the Company owns 51%, derives a substantial majority of its net revenue from a sales representation agreement (the “Sales Representation Agreement”) with Radio Networks.  The Sales Representation Agreement, calls for Radio Networks to act as Reach Media’s sales representative primarily for advertising airing on 108 affiliate radio stations broadcasting the Tom Joyner Morning Show, and to also serve as its sales representative for internet and events sales.  The Sales Representation Agreement provides for Radio Networks to retain a portion of Reach Media’s advertising revenues only after satisfying certain revenue guarantee obligations to Reach Media. Further, but to a lesser extent, in accordance with ASC 605, “Revenue Recognition,” revenue for Company owned radio stations is also generated from Radio Networks for barter agreements whereby the Company provides advertising time in exchange for programming content (the “RN Barter Revenue”).  As a result of our 51% ownership of Reach Media, we consolidate net revenue derived by Reach Media from the Sales Representation Agreement into our financial statements.  Net revenue attributable to the Sales Representation Agreement and the RN Barter Revenue accounted for more than 10% of our total consolidated net revenues for the three and nine month periods ended September 30, 2009 and 2008, respectively. During the three and nine month periods ended September 30, 2009 and 2008 net revenue attributable to the Sales Representation Agreement and the RN Barter Revenue accounted for 11.5% and 9.8%, respectively, and 12.6% and 10.5%, respectively, of our total consolidated net revenues.

 The Sales Representation Agreement commenced January 2003 and in connection with the Sales Representation Agreement Radio Networks obtained an ownership interest in Reach Media.  In June 2007, Radio Networks assumed the Sales Representation Agreement as a result of Citadel’s purchase of ABC Radio Networks from The Walt Disney Company.  The Sales Representation Agreement expires on December 31, 2009; however, during the quarter ended September 30, 2009, Reach Media and Citadel reached an agreement whereby the revenue guarantee obligation to Reach Media for each of the months of November and December 2009 was reduced by $1.0 million in exchange for prepayment of the reduced revenue guarantee obligation for those months.  Payment of the reduced revenue guarantee obligation was received by Reach Media.

      (m)  Impairment of Long-Lived Assets, Excluding Goodwill and Radio Broadcasting Licenses

The Company accounts for the impairment of long-lived intangible assets, excluding goodwill and radio broadcasting licenses, in accordance with ASC 350, “Intangibles - Goodwill and Other.” Long-lived intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. Given the lingering weak economy, and the adverse impact on radio and online advertising, the Company performed impairment testing on certain advertising related long-lived assets for Reach Media and CCI in August 2009, and concluded that no impairment had occurred. No impairment charges were recorded for long-lived assets, excluding goodwill and radio broadcasting licenses for the three or nine months ended September 30, 2009 or 2008.

2.  ACQUISITIONS:

In June 2008, the Company purchased the assets of WPRS-FM, a radio station located in the Washington, DC metropolitan area for $38.0 million in cash.  Since April 2007 and until closing, the station had been operated under a local marketing agreement (“LMA”), and the results of its operations had been included in the Company’s consolidated financial statements since the inception of the LMA.  The station was consolidated with the Company’s existing Washington, DC operations in April 2007. The Company’s final purchase price allocation consisted of approximately $33.9 million to radio broadcasting license, approximately $1.3 million to definite-lived intangibles (acquired favorable income leases), $965,000 to goodwill and approximately $1.8 million to fixed assets on the Company’s consolidated balance sheet as of September 30, 2009.

In April 2008, the Company acquired CCI for $38.0 million in cash. CCI is an online social networking company operating branded websites including BlackPlanet, MiGente and AsianAvenue. The Company’s final purchase price allocation consists of approximately $10.2 million to current assets, $4.6 million to fixed assets, $21.4 million to goodwill, $9.9 million to definite-lived intangibles (brand names, advertiser relationships and lists, favorable subleases, trademarks, trade names, etc.) and $6.0 million to current liabilities on the Company’s consolidated balance sheet as of September 30, 2009.

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

3.  DISCONTINUED OPERATIONS:

Between December 2006 and May 2008, the Company sold the assets of 20 radio stations in seven markets for approximately $287.9 million in cash. The remaining assets and liabilities of these stations have been classified as discontinued operations as of September 30, 2009 and December 31, 2008, and the stations’ results of operations for the three month and nine months ended September 30, 2009 and 2008 have been classified as discontinued operations in the accompanying consolidated financial statements. For the period beginning December 1, 2006 and ending December 31, 2008, the Company used approximately $262.0 million of the proceeds from these asset sales to pay down debt.

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

        The following table summarizes the operating results for these stations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Net revenue	$—	$2	$—	$2,363
Station operating expenses	179	25	17	4,245
Depreciation and amortization	—	2	—	81
Impairment of long-lived assets	—	—	—	5,076
Other income	—	—	—	(117)
(Loss) gain on sale of assets	—	(52)	—	1,580
Loss before income taxes	(179)	(77)	(17)	(5,342)
(Benefit) from provision for income taxes	(92)	(716)	1	466
(Loss) income from discontinued operations, net of tax	$(87)	$639	$(18)	$(5,808)

The assets and liabilities of these stations classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	As of
	September 30, 2009	December 31, 2008
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$38	$303
Total current assets	38	303
Property and equipment, net	—	60
Total assets	$38	$363
Current liabilities:
Other current liabilities	$1	$582
Total current liabilities	1	582
Total liabilities	$1	$582

4.  GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS

Impairment Testing

In the past, we have made acquisitions whereby a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Effective January 1, 2002, in accordance with ASC 350, “Intangibles - Goodwill and Other,” we do not amortize our radio broadcasting licenses and goodwill. Instead, we perform a test for impairment annually or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred. Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We perform our annual impairment test as of October 1 of each year.

Since our annual October 2008 testing, the prolonged economic downturn and limited credit environment have weakened advertising demand in general, and have led to declining radio and internet advertising, reduced growth expectations, deteriorating profits and cash flows, debt downgrades and fewer sales transactions with lower multiples. As a result, we made considerable reductions to our internal projections. Given the adverse impact on terminal values, we deemed the worsening economic, credit and advertisement environments and the lowering of our internal projections as triggering events that warranted interim impairment testing. We performed such testing as of February 28, 2009 for all our radio markets and as of August 31, 2009 for two of our radio markets, Reach Media and CCI. The Reach Media interim testing was also driven by the amendment effective September 2009 to its sales representation agreement with Radio Networks, whereby the guaranteed revenue to be paid by Radio Networks to Reach Media in the fourth quarter of 2009 (the final quarter of the term of the sales agreement) was reduced by $2.0 million. (See Note 1 – Organization and Summary of Significant Accounting Policies.) For our remaining radio markets, no new or additional impairment indicators emerged in the third quarter of 2009 and, therefore, no interim impairment testing was warranted. The outcome of our interim February 2009 testing was to record impairment charges of approximately $49.0 million against radio broadcasting licenses in 11 of our 16 markets for the three months ended March 31, 2009. The result of our August 2009 interim testing indicated carrying values for the two radio markets tested, Reach Media and CCI had not been impaired. For the three and nine months ended September 30, 2008, we recorded impairment charges of approximately $337.9 million against radio broadcasting licenses in 11 of our 16 radio markets.

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to provide independent analysis when evaluating the fair value of our reporting units. Fair value is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Effective January 1, 2002, we began using the income approach to test for impairment of broadcasting licenses and goodwill. We believe this method of valuation to be consistent with ASC 805-20-S-99-3, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” A projection period of 10 years is used, as that is the time horizon in which operators and investors generally expect to recover their investments. When evaluating our radio broadcasting licenses for impairment, the testing is done at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a clustering of radio stations into one of our 16 geographical markets.  Broadcasting license fair values are based on the estimated after-tax discounted future cash flows of the applicable unit of accounting assuming an initial hypothetical start-up operation which possesses FCC licenses as the only asset. Over time, it is assumed the operation acquires other tangible assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market. The income approach model incorporates several judgments and estimates, including, but not limited to: (1) radio market revenue estimates and growth projections; (2) estimated market share and revenue for the hypothetical participant; (3) likely media competition within the market; (4) estimated start-up costs and losses incurred in the early years; (5) estimated profit margins and cash flows based on market size and station type; (6) anticipated capital expenditures; (7) probable future terminal values; (8) an effective tax rate assumption; and (9) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (1) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (2) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (3) estimated average percentages of equity and debt in capital structures.

Compared to our October 2008 annual testing, the projections incorporated into our February 2009 license valuations were more conservative and included updated assumptions relative to the prolonged economic downturn, which led to a further weakened, deteriorating and less profitable radio marketplace with reduced potential for growth. Specifically, while we kept the discount rate at 10.5%, we increased the Year 1 radio marketplace decline from (8.0)% to a range of (13.1)% to (17.7)%, which in most cases decreased market share ranges. We assumed a slight recovery, with growth rates ranging from 0.3% to 0.5% in Year 2, which is 2010. Industry growth rates can still vary significantly year to year based upon the even and odd numbered years in the projection period, which is reflective of what could be significant cyclical content for political advertising in the even numbered years.

Although the industry has responded to declining revenues with significant cost-cutting initiatives, profitability levels are still adversely impacted, as fixed costs represent a large component of a station’s operating costs. Depending on the given market, we lowered the minimum profit margin by as much as 510 basis points between the annual October 2008 and interim February 2009 assessments. Since our annual October 2008 assessment, we have not made any changes to the methodology for valuing broadcasting licenses.

Below are other key assumptions used in the income approach model for estimating broadcasting licenses fair values for the annual October 2008 and interim February and August 2009 impairment testing performed.

Radio Broadcasting Licenses	October 1, 2008	February 28, 2009	August 31, 2009 (a)
(In millions)
Annual 2008 and September year-to-date 2009 pre-tax impairment charge	$ 389.1	$ 49.0

Discount Rate	10.5%	10.5%
Year 1 Market Revenue Decline Rate or Range	(8.0)%	(13.1)% - (17.7)%	(22.3)%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.5%
Mature Market Share Range	1.2% - 27.0%	0.9% - 27.0%
Operating Profit Margin Range	20.0% - 50.7%	14.9% - 50.7%

(a)  Reflects changes only to the key assumptions used in the February 2009 interim testing for a certain unit of accounting tested.

Broadcasting Licenses Valuation Results

The Company’s total broadcasting licenses carrying value was approximately $763.7 million as of December 31, 2008 and decreased to $714.7 million as of September 30, 2009. The change was due to a decrease of approximately $49.0 million for license impairment charges recorded during the first quarter of 2009. The table below represents the changes to the carrying values of the Company’s radio broadcasting licenses for the nine months ended September 30, 2009 for each unit of accounting. As noted above, each accounting unit is a clustering of radio stations into one geographical market. The units of accounting are not disclosed on a specific market basis so as to not make publicly available sensitive information that could be competitively harmful to the Company.

	Radio Broadcasting Licenses Carrying Balances
	As of		As of
Unit of Accounting	December 31, 2008	Impairment	September 30, 2009
	(In thousands)

Unit of Accounting 3	$1,289	$-	$1,289
Unit of Accounting 2	3,086	-	3,086
Unit of Accounting 4	11,218	(1,736)	9,482
Unit of Accounting 5	22,005	(3,348)	18,657
Unit of Accounting 7	22,577	(2,164)	20,413
Unit of Accounting 14	23,533	(3,099)	20,434
Unit of Accounting 15	23,955	(3,069)	20,886
Unit of Accounting 11	27,544	(4,992)	22,552
Unit of Accounting 9	34,270	-	34,270
Unit of Accounting 6	35,260	(6,674)	28,586
Unit of Accounting 16	52,965	-	52,965
Unit of Accounting 13	57,659	(2,720)	54,939
Unit of Accounting 8	75,441	(7,649)	67,792
Unit of Accounting 12	81,534	(2,640)	78,894
Unit of Accounting 1	93,394	-	93,394
Unit of Accounting 10	197,927	(10,862)	187,065
Total	$763,657	$(48,953)	$714,704

    Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 21 reporting units as of our annual October 2008 and interim February and August 2009 goodwill impairment assessments. For the purpose of valuing goodwill, the 21 reporting units consist of the 16 radio markets and five other business divisions. In testing for the impairment of goodwill, we also use the income approach. The approach involves a 10-year model with similar judgments and estimates as described above for broadcasting licenses, except that the discounted cash flows are generally based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off to reduce the reporting unit’s carrying value to its estimated fair value.

While our internal projections considered the recent revenue and cash flow declines experienced by the Company, those results may not be necessarily indicative of our future results. The February and August 2009 interim goodwill valuation assumptions which support the resulting cash flow projections include estimates we believe to be reflective of the current economic downturn and credit predicament. In comparison to our October 2008 annual assessment, our February and August 2009 interim testing included more conservative estimates. Specifically, for our radio market reporting units, while we kept the discount rate at 10.5%, we increased the radio marketplace Year 1 revenue decline from (8.0)% to a decline range of (13.1)% to (17.7)%, which lowered out year revenue projections and market share ranges. We assumed a slight recovery, with growth rates ranging from 0.3% to 0.5% in Year 2, which is 2010. In addition, given the profit pressures resulting from declining revenues, and in spite of actual and projected cost savings, depending on the particular market, we also lowered profit margin ranges by 150 to 300 basis points. In the October 2008 assessment for Reach Media, the Year 1 (2009) assumed growth rate was 5.9%. In the August 2009 assessment for Reach Media, the Year 1 (2010) assumed growth rate was 9.9%, primarily due to the September 2009 amendment of Reach Media’s sales representation agreement with Radio Networks, whereby the guaranteed revenue to be paid to Reach Media by Radio Networks will be reduced by $2.0 million in the fourth of quarter 2009, (the final quarter of the term of the sales agreement). (See Note 1 – Organization and Summary of Significant Accounting Policies.) Since our October 2008 annual assessment, we have not made any changes to the methodology for valuing or allocating goodwill.

Below are other key assumptions used in the income approach model for estimating reporting unit fair values for the impairment assessments performed October 2008 and February and August 2009.

Goodwill (Radio Market Reporting Units)	October 1, 2008	February 28, 2009	August 31, 2009 (a)
(In millions)
Annual 2008 and September year-to-date 2009 pre-tax impairment charge	$ 31.0	$ –

Discount Rate	10.5%	10.5%
Year 1 Market Revenue Decline Rate or Range	(8.0)%	(13.1)% - (17.7)%	(19.9)%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.5%
Mature Market Share Range	1.1% - 23.0%	2.8% - 22.0%
Operating Profit Margin Range	18.0% - 60.0%	15.0% - 61.5%

(a)  Reflects changes only to the key assumptions used in the February 2009 interim testing for a certain reporting unit tested.

Below are key assumptions used in the income approach model for estimating the fair value for Reach Media for both the annual October 2008 and interim August 2009 assessments. When compared to the discount rate used for assessing radio market reporting units, the higher discount rate of 14.0% used in these assessments reflects a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on a certain on-air personality. As a result of the annual October 2008 and interim August 2009 testing, the Company concluded no impairment to the carrying value of Reach Media goodwill had occurred.

Goodwill (Reach Media Reporting Unit)	October 1, 2008	August 31, 2009
	(In millions)
Annual 2008 and September year-to-date 2009 pre-tax impairment charge	$ –	$ –

Discount Rate	14.0%	14.0%
Year 1 Revenue Growth Rate (a)	5.9%	9.9%
Long-term Revenue Growth Rate (Years 6 – 10)	2.5%	2.5%
Operating Profit Margin Range	27.2% - 31.3%	28.9% – 33.5%

(a)
Year 1 in the October 2008 assessment is 2009 and Year 1 in the August 2009 assessment is 2010. The Year 1 revenue growth rate increase assumed in the August 2009 assessment is driven by the September 2009 amendment of Reach Media’s sales representation agreement with Radio Networks, whereby the guaranteed revenue to be paid to Reach Media by Radio Networks will be reduced by $2.0 million in the fourth quarter of 2009, which is the final quarter for the term of the agreement.

CCI, an online social networking company, was acquired by the Company in April 2008. The preliminary purchase price accounting was completed for this reporting unit during the second quarter of 2009. With the weak economy and its negative impact on online advertising, the Company lowered its internal projections for CCI, and interim impairment testing was performed in August 2009. Below are key assumptions used in the income approach model for determining CCI’s fair value as of August 2009. When compared to discount rates for the radio reporting units, the higher discount rate of 17.0% used to value CCI is reflective of discount rates applicable to internet media businesses.  As a result of the interim August 2009 testing, the Company concluded no impairment to the carrying value of CCI goodwill had occurred.

Goodwill (CCI – Within Internet/Publishing Segment)	August 31, 2009
(In millions)
September year-to-date 2009 pre-tax impairment charge	$ -

Discount Rate	17.0%
Year 1 Revenue Growth Rate	13.7%
Long-term Revenue Growth Rate (Year 10)	5.5%
Operating Profit Margin Range	8.8% - 42.9%

The above three goodwill tables reflect key valuation assumptions used for 13 of our 21 reporting units.  The remaining eight reporting units had no goodwill carrying value balances.

Goodwill Valuation Results

The table below presents the changes in the Company’s goodwill carrying values for each of its 21 reporting units and two reportable segments. The Company’s goodwill balance increased from approximately $137.1 million at December 31, 2008 to $138.1 million at September 30, 2009. The change was primarily due to a purchase price adjustment for the CCI acquisition. As noted above, the 21 reporting units consist of the 16 radio markets plus five other business divisions. The actual reporting units are not disclosed so as to not make publicly available sensitive information that could potentially be competitively harmful to the Company.

	Goodwill Carrying Balances
Reporting Unit	As of December 31, 2008	Increase	As of September 30, 2009
		(In thousands)

Reporting Unit 3	$-	$-	$-
Reporting Unit 4	-	-	-
Reporting Unit 8	-	-	-
Reporting Unit 9	-	-	-
Reporting Unit 15	-	-	-
Reporting Unit 2	406	-	406
Reporting Unit 14	628	-	628
Reporting Unit 6	928	-	928
Reporting Unit 10	2,081	-	2,081
Reporting Unit 13	2,491	-	2,491
Reporting Unit 12	2,915	-	2,915
Reporting Unit 11	3,791	-	3,791
Reporting Unit 16	4,442	-	4,442
Reporting Unit 5	5,074	-	5,074
Reporting Unit 7	12,887	-	12,887
Reporting Unit 19	30,468	-	30,468
Reporting Unit 1	50,194	-	50,194
Radio Broadcasting Segment	116,305	-	116,305

Reporting Unit 20	-	-	-
Corporate/Eliminations/Other	-	-	-

Reporting Unit 17	-	-	-
Reporting Unit 21	-	-	-
Reporting Unit 18	20,790	1,050	21,840
Internet/Publishing Segment	20,790	1,050	21,840

Total	$137,095	$1,050	$138,145

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed a reasonableness test on the fair value results by calculating our implied multiple based on cash flow projections and our estimated fair values, and by reviewing our estimated fair values in comparison to the market capitalization of the Company.   The results of this comparison demonstrated that the fair value results were reasonable.

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

    Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:
	As of
	September 30, 2009	December 31, 2008	Period of Amortization
	(In thousands)

Trade names	$17,149	$17,109	2-5 Years
Talent agreement	19,549	19,549	10 Years
Debt financing costs	15,768	15,586	Term of debt
Intellectual property	13,011	13,011	4-10 Years
Affiliate agreements	7,769	7,769	1-10 Years
Acquired income leases	1,282	1,282	3-9 Years
Non-compete agreements	1,260	1,260	1-3 Years
Advertiser agreements	6,613	6,613	2-7 Years
Favorable office and transmitter leases	3,655	3,655	2-60 Years
Brand names	2,539	2,539	2.5 Years
Other intangibles	1,241	1,241	1-5 Years
	89,836	89,614
Less: Accumulated amortization	(53,564)	(45,397)
Other intangible assets, net	$36,272	$44,217

    Amortization expense of intangible assets for the nine months ended September 30, 2009 and 2008 was approximately $6.4 million and $5.6 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the nine months ended September 30, 2009 and 2008 was approximately $1.8 million and $2.0 million, respectively.

     The following table presents the Company’s estimate of amortization expense for the remainder of 2009 and 2010 through 2013 for intangible assets, excluding deferred financing costs:
(In thousands)

2009	$2,055
2010	$6,684
2011	$5,642
2012	$5,361
2013	$4,777

Actual amortization expense may vary as a result of future acquisitions and dispositions.

5.  INVESTMENT IN AFFILIATED COMPANY:

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of September 30, 2009. The initial four year commitment period for funding the capital was extended to January 1, 2010, due in part to TV One’s lower than anticipated capital needs during the initial commitment period. In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One. As of September 30, 2009, the Company owned approximately 37% of TV One on a fully-converted basis.

The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the three months ended September 30, 2009 and 2008, the Company’s allocable share of TV One’s net income (losses) was $1.4 million and $(1.1) million, respectively. For the nine months ended September 30, 2009 and 2008, the Company’s allocable share of TV One’s net income (losses) was approximately $3.3 million and $(3.9) million, respectively.

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

The Company is accounting for the services provided to TV One under the advertising and network services agreements in accordance with ASC 505-50-30, “Equity.”  As services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, the most reliable unit of measurement has been determined to be the value of underlying advertising time that is being provided to TV One. For the network services agreement, the most reliable unit of measurement has been determined to be the value of the equity received in TV One. As a result, the Company is re-measuring the fair value of the equity received in consideration of its obligations under the network services agreement in each subsequent reporting period as the services are provided. The Company recognized $458,000 and $683,000, in revenue relating to these two agreements for the three months ended September 30, 2009 and 2008, respectively. The Company recognized approximately $1.4 million and approximately $2.7 million in revenue relating to these two agreements for the nine months ended September 30, 2009 and 2008, respectively.

6.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

ASC 815, “Derivatives and Hedging,” establishes disclosure requirements related to derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheet are as follows:

	Liability Derivatives
	As of September 30, 2009		As of December 31, 2008
	(In thousands)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Current Liabilities	$737	Other Current Liabilities	$-
Interest rate swaps	Other Long-Term Liabilities	1,866	Other Long-Term Liabilities	2,981

Derivatives not designated as hedging instruments:
Employment agreement award	Other Long-Term Liabilities	4,317	Other Long-Term Liabilities	4,326
Total derivatives		$6,920		$7,307

        The effect and the presentation of the Company’s derivative instruments on the consolidated statement of operations are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location	Amount
Three Months Ended September 30,
(In thousands)

	2009	2008		2009	2008		2009	2008
Interest rate swaps	$(97)	$(260)	Interest expense	$(485)	$(200)	Interest expense	$-	$-

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) in Other Comprehensive Income on Derivative (Effective Portion)		Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location	Amount
Nine Months Ended September 30,
(In thousands)

	2009	2008		2009	2008		2009	2008
Interest rate swaps	$378	$(1,726)	Interest expense	$(1,107)	$(403)	Interest expense	$-	$-

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income on Derivative	Amount of Gain (Loss) in Income on Derivative
		Three Months Ended September 30,
		2009	2008
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(103)	$-

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income on Derivative	Amount of Gain (Loss) in Income on Derivative
		Nine Months Ended September 30,
		2009	2008
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$9	$-

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

Each swap agreement has been accounted for as a qualifying cash flow hedge of the Company’s senior bank debt, in accordance with ASC 815, “Derivatives and Hedging,” whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instruments as reflected on the accompanying consolidated financial statements.

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

      The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash flows associated with existing floating rate debt commitments.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. There was no hedging ineffectiveness during the three months and nine months ended September 30, 2009 and 2008.

      Amounts reported in Accumulated Other Comprehensive Loss related to derivatives are reclassified to interest expense as interest payments are made on the Company’s floating rate debt. During the next 12 months, the Company estimates that an additional amount of approximately $1.7 million will be reclassified as an increase to interest expense.

      Under the swap agreements, the Company pays the fixed rate listed in the table above. The counterparties to the agreements pay the Company a floating interest rate based on the three month LIBOR, for which measurement and settlement is performed quarterly. The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments as of September 30, 2009 to be a liability of approximately $2.6 million. The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are parties to the Company’s swap agreements.

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

      As of September 30, 2009, the Company was party to an Employment Agreement executed in April 2008 with the CEO which calls for an award that has been accounted for as a derivative instrument without a hedging relationship in accordance with the guidance under ASC 815, “Derivatives and Hedging.” Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reassessed the estimated fair value of the award at September 30, 2009 to be approximately $4.3 million, and accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company, or is terminated for cause.

7.  LONG-TERM DEBT:

      Long-term debt consists of the following:

	As of
	September 30, 2009	December 31, 2008
	(In thousands)
Credit Facilities:
8 7/8% Senior Subordinated Notes due July 2011	$101,510	$103,951
6 3/8% Senior Subordinated Notes due February 2013	200,000	200,000
Senior bank term debt	49,527	164,701
Senior bank revolving debt	308,000	206,500
Capital lease	-	210
Total long-term debt	659,037	675,362
Less: current portion	18,010	43,807
Long-term debt, net of current portion	$641,027	$631,555

      Credit Facilities

      In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions including but not limited to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to September 13, 2007, and no less than 1.60 to 1.00 from September 14, 2007 to June 30, 2008, and no less than 1.75 to 1.00 from July 1, 2008 to December 31, 2009, and no less than 2.00 to 1.00 from January 1, 2010 to December 31, 2010, and no less than 2.25 to 1.00 from January 1, 2011 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.00 to 1.00 beginning April 1, 2006 to September 13, 2007, and no greater than 7.75 to 1.00 beginning September 14, 2007 to March 31, 2008, and no greater than 7.50 to 1.00 beginning April 1, 2008 to September 30, 2008, and no greater than 7.25 to 1.00 beginning October 1, 2008 to June 30, 2010, and no greater than 6.50 to 1.00 beginning July 1, 2010 to September 30, 2011, and no greater than 6.00 to 1.00 beginning October 1, 2011 and thereafter, (c) maintaining a senior leverage ratio of no greater than 5.00 to 1.00 beginning June 13, 2005 to September 30, 2006, and no greater than 4.50 to 1.00 beginning October 1, 2006 to September 30, 2007, and no greater than 4.00 to 1.00 beginning October 1, 2007 and thereafter, (d) limitations on liens, (e) limitations on the sale of assets, (f) limitations on the payment of dividends, and (g) limitations on mergers, as well as other customary covenants. The Company was in compliance with all debt covenants as of September 30, 2009. Approximate ratios as of September 30, 2009, calculated in accordance with the Credit Agreement dated June 13, 2005, as amended, are as follows:

	As of September 30, 2009		Covenant Limit		Cushion

PF LTM Covenant EBITDA (In millions)	$92.5

PF LTM Interest Expense (In millions)	$42.2

Senior Debt (In millions)	$358.4
Total Debt (In millions)	$659.9

Senior Secured Leverage
Senior Secured Debt/Covenant EBITDA	3.87	x	4.00	x	0.13	x

Total Leverage
Total Debt / Covenant EBITDA	7.13	x	7.25	x	0.12	x

Interest Coverage
Covenant EBITDA / Interest Expense	2.19	x	1.75	x	0.44	x

PF = Pro forma
LTM = Last twelve months
EBITDA = Earnings before interest, taxes, depreciation and amortization

        At the date of the filing of this Form 10-Q and based on its most recent projections, the Company's management believes it is probable that the Company will be in compliance with all debt covenants through September 30, 2010. Based on its fiscal year end 2007 excess cash flow calculation, the Company made a principal prepayment of approximately $6.0 million in May 2008. For the year ended December 31, 2008 no excess cash calculation was required and therefore, no payment was required. In March 2009 and May 2009, the Company made prepayments of $70.0 million and $31.5 million, respectively, on the term loan facility based on its excess proceeds calculation which included asset acquisition and disposition activity for the twelve month period ended May 31, 2008.  These prepayments were funded with $70.0 million and $31.5 million in loan proceeds from the revolving facility in March 2009 and May 2009, respectively.

      As of September 30, 2009, the Company had approximately $192.0 million of borrowing capacity. Taking into consideration the financial covenants under the Credit Agreement, approximately $11.0 million of that amount is available for borrowing.

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

      As of September 30, 2009, the Company had outstanding approximately $308.0 million on its revolving credit facility. During the quarter ended September 30, 2009 the Company repaid approximately $10.0 million.

      Senior Subordinated Notes

      As of September 30, 2009, the Company had outstanding $200.0 million of its 6 3/8% Senior Subordinated Notes due February 2013 and $101.5 million of its 8 7/8% Senior Subordinated Notes due July 2011. During the nine months ended September 30, 2009, the Company repurchased $2.4 million of the 8 7/8% Senior Subordinated Notes at an average discount of 50.0%, and recorded a gain on the retirement of debt, net of the write-off of deferred financing costs, of approximately $1.2 million.  The 8 7/8% Senior Subordinated Notes due July 2011 had a carrying value of $101.5 million and a fair value of approximately $51.8 million as of September 30, 2009, and a carrying value of $104.0 million and a fair value of approximately $52.0 million as of December 31, 2008, The 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $200.0 million and a fair value of approximately $72.0 million as of September 30, 2009,  and a carrying value of $200.0 million and a fair value of approximately $60.0 million as of December 31, 2008. The fair values were determined based on the fair market value of similar instruments.

       Interest payments under the terms of the 6 3/8% and the 8 7/8% Senior Subordinated Notes are due in February and August, and January and July of each year, respectively.  Based on the $200.0 million principal balance of the 6 3/8% Senior Subordinated Notes outstanding on September 30, 2009, interest payments of $6.4 million are payable each February and August through February 2013.  The Company made this $6.4 million payment in February and August 2009. Based on the $101.5 million principal balance of the 8 7/8% Senior Subordinated Notes outstanding on September 30, 2009, interest payments of $4.5 million are payable each January and July through July 2011. The Company made a $4.6 million payment in January 2009 and a $4.5 million payment in July 2009.

      The indentures governing the Company’s senior subordinated notes also contain covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase common stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.  The Company was in compliance with all covenants as of September 30, 2009. At the date of the filing of this Form 10-Q and based on its most recent projections, the Company's management believes it will be in compliance with all covenants through September 30, 2010.

      The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes, the 6 3/8% Senior Subordinated Notes and the Company’s obligations under the Credit Agreement.

      We are currently evaluating a number of financing alternatives with respect to our capital structure and other strategic initiatives that we may undertake in the future. These financing alternatives include entering into one or more refinancing transactions, retiring or purchasing our outstanding indebtedness through cash purchases, prepayments and/or exchanges for newly issued debt or equity securities or obligations, in open market purchases, privately negotiated transactions or otherwise. Such refinancings, repurchases, prepayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

      Future minimum principal payments of long-term debt as of September 30, 2009 are as follows:

	Senior Subordinated Notes	Credit Facilities
	(In thousands)

October — December 2009	$—	$4,502
2010	—	18,010
2011	101,510	335,015
2012	—	—
2013	200,000	—
2014 and thereafter	—	—
Total long-term debt	$301,510	$357,527

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

8.  INCOME TAXES:

      The tax rate from continuing operations for the nine month period ended September 30, 2009 was (27.2)%, which includes a 5.9% benefit for discrete items.  This rate is based on the blending of an estimated annual effective tax rate of (16.1)% for Radio One, which has a full valuation allowance for most of its deferred tax assets (“DTAs”), with an estimated annual effective tax rate of 35.3% for Reach Media, which does not have a valuation allowance. The estimated annual effective tax rate for Radio One reflects the increase in deferred tax liabilities (“DTLs”) associated with the amortization of certain of the Company’s radio broadcasting licenses for tax purposes.

      In 2007, the Company concluded it was more likely than not that the benefit from certain of its DTAs would not be realized. The Company considered its historically profitable jurisdictions, its sources of future taxable income and tax planning strategies in determining the amount of valuation allowance recorded. As part of that assessment, the Company also determined that it was not appropriate under generally accepted accounting principles to benefit its DTAs based on DTLs related to indefinite-lived intangibles that cannot be scheduled to reverse in the same period. Because the DTL in this case would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. As a result of this assessment, and given the then three year cumulative loss position, the uncertainty of future taxable income and the feasibility of tax planning strategies, the Company recorded a valuation allowance for its DTAs in 2007. For the nine month period ended September 30, 2009, an additional valuation allowance for the current year anticipated increase to DTAs related to net operating loss carryforwards from the amortization of indefinite-lived intangibles was included in the annual effective tax rate calculation.

      On January 1, 2007, the Company adopted the provisions of ASC 740, “Income Taxes,” related to accounting for uncertainty in income taxes, which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. The nature of the uncertainties pertaining to our income tax position is primarily due to various state tax positions. As of September 30, 2009, we had approximately $6.4 million in unrecognized tax benefits. Accrued interest and penalties related to unrecognized tax benefits is recognized as a component of tax expense. During the nine months ended September 30, 2009, the Company recorded an expense for interest and penalties of $108,000.  As of September 30, 2009, the Company had a liability of $226,000 for unrecognized tax benefits for interest and penalties. The Company estimates the possible change in unrecognized tax benefits prior to September 30, 2010 which could range from $0 to a reduction of $224,000, due to expiring statutes.

9.  STOCKHOLDERS’ EQUITY:

 Common Stock

     The Company has four classes of common stock, Class A, Class B, Class C and Class D. Generally, the shares of each class are identical in all respects and entitle the holders thereof to the same rights and privileges. However, with respect to voting rights, each share of Class A common stock entitles its holder to one vote and each share of Class B common stock entitles its holder to ten votes. The holders of Class C and Class D common stock are not entitled to vote on any matters. The holders of Class A common stock can convert such shares into shares of Class C or Class D common stock. Subject to certain limitations, the holders of Class B common stock can convert such shares into shares of Class A common stock. The holders of Class C common stock can convert such shares into shares of Class A common stock. The holders of Class D common stock have no such conversion rights.

  Stock Repurchase Program

      In March 2008, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock through December 31, 2009, in an amount of up to $150.0 million, the maximum amount allowable under the Credit Agreement.  The amount and timing of such repurchases will be based on pricing, general economic and market conditions, and the restrictions contained in the agreements governing the Company’s credit facilities and subordinated debt and certain other factors. While $150.0 million is the maximum amount allowable under the Credit Agreement, in 2005, under a prior board authorization, the Company utilized approximately $78.0 million to repurchase common stock leaving capacity of $72.0 million under the Credit Agreement. During the nine month period ended September 30, 2009, the Company repurchased 34,889 shares of Class A common stock at an average price of $0.68 and 22.7 million shares of Class D common stock at an average price of $0.47. During the nine month period ended September 30, 2008, the Company repurchased 421,661 shares of Class A common stock at an average price of $1.32 and 8.8 million shares of Class D common stock at an average price of $0.99. As of September 30, 2009, the Company had approximately $49.2 million in capacity available under the 2008 stock repurchase program.

      The Company continues to have an open stock repurchase authorization with respect to its Class A and D stock and continued to make purchases subsequent to September 30, 2009. (See Note 14 – Subsequent Events.)

   Stock Option and Restricted Stock Grant Plan

Under the Company’s 1999 Stock Option and Restricted Stock Grant Plan (“Plan”), the Company had the authority to issue up to 10,816,198 shares of Class D Common Stock and 1,408,099 shares of Class A Common Stock. The Plan expired March 10, 2009; thus, as of September 30, 2009, no Class A and D shares were available for grant under the Plan. The options previously issued under the Plan are exercisable in installments determined by the compensation committee of the Company’s board of directors at the time of grant. These options expire as determined by the compensation committee, but no later than ten years from the date of the grant. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock. As noted in our proxy statement filed on November 6, 2009 we are proposing to adopt a new stock option and restricted stock plan (the "2009 Stock Plan").  The terms of the proposed 2009 Stock Plan are substantially similar to the prior Plan.

Contingent upon stockholder approval of the 2009 Stock Plan, the compensation committee and the non-executive members of the Board of Directors have approved a long term incentive plan (the “2009 LTIP”) for certain “key” employees of the Company. The purpose of the 2009 LTIP is to retain and incent these “key” employees in light of sacrifices they have made as a result of the cost savings initiatives in response to current economic conditions. These sacrifices included not receiving performance based bonuses in 2008 and salary reductions and shorter work weeks in 2009 in order to provide expense savings and financial flexibility to the Company. The 2009 LTIP is comprised of 3,250,000 shares (the “LTIP Shares”) of the 2009 Stock Plan’s 8,250,000 shares of Class D common stock. Upon stockholder approval of the 2009 Stock Plan, awards of the LTIP Shares would be granted in the form of restricted stock and allocated among 31 employees of the Company, including the executive officers. The executive officers would be allocated LTIP Shares as follows: (i) CEO (1.0 million shares); (ii) the Chairperson (300,000 shares); (iii) the CFO (225,000 shares); (iv) the Chief Administrative Officer (225,000 shares); and (v) the President - Radio Division (130,000 shares). The remaining 1,370,000 shares would be allocated among 26 other “key” employees. All awards would vest in three installments.  The first installment of 33% will vest on June 5, 2010.  The remaining two installments will vested equally on June 5, 2011 and 2012.

On January 1, 2006, the Company adopted the provisions under ASC 718, “Compensation - Stock Compensation,” using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. These stock-based awards do not participate in dividends until fully vested. The fair value of stock options is determined using the Black-Scholes (“BSM”) valuation model, which is consistent with our valuation methodologies previously used for options in footnote disclosures. Such fair value is recognized as an expense over the service period, net of estimated forfeitures, using the straight-line method. Estimating the number of stock awards that will ultimately vest requires judgment, and to the extent actual forfeitures differ substantially from our current estimates, amounts will be recorded as a cumulative adjustment in the period the estimated number of stock awards are revised. We consider many factors when estimating expected forfeitures, including the types of awards, employee classification and historical experience. Actual forfeitures may differ substantially from our current estimate.

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

      The Company did not grant stock options during the three months and nine months ended September 30, 2009. No options were granted during the three month period ended September 30, 2008. The Company granted 1,913,650 stock options during the nine months ended September 30, 2008. The per share weighted-average fair value of options granted during the nine months ended September 30, 2008 was $0.74.

These fair values were derived using the BSM with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Average risk-free interest rate	—	—	—	3.37%
Expected dividend yield	—	—	—	0.00%
Expected lives	—	—	—	7.7 years
Expected volatility	—	—	—	49.66%

      Transactions and other information relating to stock options for the nine month period ended September 30, 2009 are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
			(In years)

Balance as of December 31, 2008	5,547,000	$9.64	—	—
Granted	—	—	—	—
Exercised	—	—	—	—
Forfeited, Cancelled	176,000	$9.48	—	—
Balance as of September 30, 2009	5,371,000	$9.65	6.10	—
Vested and expected to vest as of September 30, 2009	5,136,000	$9.98	5.99	—
Unvested as of September 30, 2009	1,373,000	$1.88	8.56	—
Exercisable as of September 30, 2009	3,988,000	$12.32	5.25	—

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the nine months ended September 30, 2009 and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on September 30, 2009. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during the three months ended September 30, 2009. The number of options that vested during the three and nine months ended September 30, 2009 were 41,462 and 850,875, respectively.

As of September 30, 2009, approximately $983,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of one year. The stock option weighted-average fair value per share was $4.40 at September 30, 2009.

Transactions and other information relating to restricted stock grants for the nine months ended September 30, 2009 are summarized below:

	Number of Restricted Shares	Weighted-Average Fair Value at Grant Date
Unvested as of December 31, 2008	628,000	$2.14
Granted	—	$—
Vested	235,000	$2.48
Forfeited, Cancelled, Expired	—	$—
Unvested as of September 30, 2009	393,000	$1.94

As of September 30, 2009, approximately $539,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the next 1.1 years.  This unrecognized compensation cost calculation does not include any potential costs associated with the 2009 LTIP discussed above.

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

Detailed segment data for the three and nine month periods ended September 30, 2009 and 2008 is presented in the following tables:

	Three Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$72,541	$81,679
Internet/Publishing	4,401	5,576
Corporate/Eliminations/Other	(1,438)	(1,099)
Consolidated	$75,504	$86,156

Operating Expenses (excluding impairment charges and including stock-based compensation):
Radio Broadcasting	$39,776	$46,359
Internet/Publishing	5,736	8,709
Corporate/Eliminations/Other	2,282	3,565
Consolidated	$47,794	$58,633

Depreciation and Amortization:
Radio Broadcasting	$3,402	$3,475
Internet/Publishing	1,639	1,433
Corporate/Eliminations/Other	320	314
Consolidated	$5,361	$5,222

Impairment of Long-Lived Assets:
Radio Broadcasting	$-	$337,936
Internet/Publishing	-	-
Corporate/Eliminations/Other	-	-
Consolidated	$-	$337,936

Operating income (loss):
Radio Broadcasting	$29,363	$(306,091)
Internet/Publishing	(2,974)	(4,566)
Corporate/Eliminations/Other	(4,040)	(4,978)
Consolidated	$22,349	$(315,635)

	As of
	September 30, 2009	December 31, 2008
Total Assets:
Radio Broadcasting	$996,970	$1,169,925
Internet/Publishing	38,847	43,001
Corporate/Eliminations/Other	21,066	(87,449)
Consolidated	$1,056,883	$1,125,477

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$198,853	$234,603
Internet/Publishing	11,450	10,613
Corporate/Eliminations/Other	(4,045)	(3,130)
Consolidated	$206,258	$242,086

Operating Expenses (excluding impairment charges and including stock-based compensation):
Radio Broadcasting	$118,915	$135,187
Internet/Publishing	18,635	19,439
Corporate/Eliminations/Other	6,351	20,725
Consolidated	$143,901	$175,351

Depreciation and Amortization:
Radio Broadcasting	$10,101	$10,018
Internet/Publishing	4,856	2,960
Corporate/Eliminations/Other	918	1,079
Consolidated	$15,875	$14,057

Impairment of Long-Lived Assets:
Radio Broadcasting	$48,953	$337,936
Internet/Publishing	-	-
Corporate/Eliminations/Other	-	-
Consolidated	$48,953	$337,936

Operating income (loss):
Radio Broadcasting	$20,884	$(248,538)
Internet/Publishing	(12,041)	(11,786)
Corporate/Eliminations/Other	(11,314)	(24,934)
Consolidated	$(2,471)	$(285,258)

 11.  CONTRACT TERMINATION:

In connection with the September 2005 termination of the Company’s sales representation agreements with Interep National Radio Sales, Inc. (“Interep”), and its subsequent agreements with Katz Communications, Inc. (“Katz”) making Katz the Company’s sole national sales representative, Katz paid the Company $3.4 million as an inducement to enter into new agreements and paid Interep approximately $5.3 million to satisfy the Company’s termination obligations. In August 2009, the Company completed amortizing both over the four-year life of the subsequent Katz agreements as a reduction to selling, general, and administrative expense. For each of the three month periods ended September 30, 2009 and 2008, selling, general, and administrative expense was reduced by $316,000 and $474,000, respectively, and for each of the nine month periods ended September 30, 2009 and 2008, the reduction was approximately $1.3 million and $1.4 million, respectively. As of September 30, 2009 and December 31, 2008, an unamortized amount of $0 and approximately $1.3 million, respectively, is reflected in other current liabilities on the accompanying consolidated balance sheets.

12.  RELATED PARTY TRANSACTIONS:

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”).  The Company sometimes engages in promoting the recorded music product of Music One and Radio One also provides office space and certain administrative services to Music One. All of Radio One’s activities with Music One qualify and are treated as related party transactions and are subject to our policies and procedures for the review, approval or ratification of related party transactions. For the three months and nine months ended September 30, 2009 and 2008, Radio One paid $9,000 and $37,000, and $5,000 and $129,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three months and nine months ended September 30, 2009, the Company provided no advertising services to Music One; however, for the same periods in 2008, the Company provided $0 and $61,000, respectively, in advertising services. As of September 30, 2009, Music One owed Radio One $70,000 for office space and administrative services provided in 2008 and 2007.

The office space and administrative support transactions between Radio One and Music One are conducted at cost and all expenses associated with the transactions are passed through at actual costs.  Costs associated with office space on behalf of Music One are calculated based on square footage used by Music One multiplied by Radio One’s actual per square foot lease costs for the appropriate time period.  Administrative services are calculated based on the approximate hours provided by each Radio One employee to Music One multiplied by such employee’s applicable hourly rate and related benefits allocation.  Advertising spots are priced at an average unit rate. Based on the cross-promotional nature of the activities provided by Music One and received by the Company, we believe that these methodologies of charging average unit rates or passing through the actual costs incurred are fair and reflect terms no less favorable than terms generally available to a third-party.

13.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

The Company conducts a portion of its business through its subsidiaries. All of the Company’s Subsidiary Guarantors have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes due July 2011, the 6 3/8% Senior Subordinated Notes due February 2013, and the Company’s obligations under the Credit Agreement.

Set forth below are consolidated balance sheets for the Company and the Subsidiary Guarantors as of September 30, 2009 and December 31, 2008, and related consolidated statements of operations and cash flow for each of the three and nine month periods ended September 30, 2009 and 2008. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$34,034	$41,470	$—	$75,504
OPERATING EXPENSES:
Programming and technical	8,500	9,992	—	18,492
Selling, general and administrative	13,563	10,789	—	24,352
Corporate selling, general and administrative	—	4,950	—	4,950
Depreciation and amortization	3,053	2,308	—	5,361
Total operating expenses	25,116	28,039	—	53,155
Operating income	8,918	13,431	—	22,349
INTEREST INCOME	—	33	—	33
INTEREST EXPENSE	—	9,224	—	9,224
EQUITY IN INCOME OF AFFILIATED COMPANY	—	(1,397)	—	(1,397)
OTHER EXPENSE	33	5	—	38
Income before benefit from income taxes, noncontrolling interest in income of subsidiaries and discontinued operations	8,885	5,632	—	14,517
BENEFIT FROM INCOME TAXES	(33)	(1,475)	—	(1,508)
Net income before equity in income of subsidiaries and discontinued operations	8,918	7,107	—	16,025
EQUITY IN INCOME OF SUBSIDIARIES	—	8,623	(8,623)	—
Net income from continuing operations	8,918	15,730	(8,623)	16,025
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(295)	208	—	(87)
Consolidated net income	8,623	15,938	(8,623)	15,938
NONCONTROLLING INTEREST IN INCOME OF SUBSIDIARIES	—	1,712	—	1,712
Net income attributable to common stockholders	$8,623	$14,226	$(8,623)	$14,226

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$39,700	$46,456	$—	$86,156
OPERATING EXPENSES:
Programming and technical	10,507	11,005	—	21,512
Selling, general and administrative	16,388	13,654	—	30,042
Corporate selling, general and administrative	—	7,079	—	7,079
Depreciation and amortization	2,888	2,334	—	5,222
Impairment of long-lived assets	255,797	82,139	—	337,936
Total operating expenses	285,580	116,211	—	401,791
Operating loss	(245,880)	(69,755)	—	(315,635)
INTEREST INCOME	(4)	115	—	111
INTEREST EXPENSE	7	14,123	—	14,130
GAIN ON RETIREMENT OF DEBT	—	5,679		5,679
EQUITY IN LOSS OF AFFILIATED COMPANY	—	1,119	—	1,119
OTHER EXPENSE	—	49	—	49
Loss before (benefit) from provision for income taxes, noncontrolling interest in income of subsidiaries and discontinued operations	(245,891)	(79,252)	—	(325,143)
(BENEFIT) FROM PROVISION FOR INCOME TAXES	(67,960)	8,309	—	(59,651)
Net loss before equity in income of subsidiaries and discontinued operations	(177,931)	(87,561)	—	(265,492)
EQUITY IN LOSS OF SUBSIDIARIES	—	(178,796)	178,796	—
Net loss from continuing operations	(177,931)	(266,357)	178,796	(265,492)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(865)	1,504	—	639
Consolidated net loss	(178,796)	(264,853)	178,796	(264,853)
NONCONTROLLING INTEREST IN INCOME OF SUBSIDIARIES	—	1,260	—	1,260
Net loss attributable to common stockholders	$(178,796)	$(266,113)	$178,796	$(266,113)

The accompanying notes are an integral part of this consolidating financial statement.

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$92,499	$113,759	$—	$206,258
OPERATING EXPENSES:
Programming and technical	27,747	30,644	—	58,391
Selling, general and administrative	39,889	29,573	—	69,462
Corporate selling, general and administrative	—	16,048	—	16,048
Depreciation and amortization	9,069	6,806	—	15,875
Impairment of long-lived assets	37,424	11,529	—	48,953
Total operating expenses	114,129	94,600	—	208,729
Operating (loss) income	(21,630)	19,159	—	(2,471)
INTEREST INCOME	—	98	—	98
INTEREST EXPENSE	3	29,033	—	29,036
GAIN ON RETIREMENT OF DEBT	—	1,221	—	1,221
EQUITY IN INCOME OF AFFILIATED COMPANY	—	(3,294)	—	(3,294)
OTHER (INCOME) EXPENSE, NET	(39)	135	—	96
Loss before provision for income taxes, noncontrolling interest in income of subsidiaries and discontinued operations	(21,594)	(5,396)	—	(26,990)
PROVISION FOR INCOME TAXES	198	7,142	—	7,340
Net loss before equity in loss of subsidiaries and discontinued operations	(21,792)	(12,538)	—	(34,330)
EQUITY IN LOSS OF SUBSIDIARIES	—	(22,152)	22,152	—
Net loss from continuing operations	(21,792)	(34,690)	22,152	(34,330)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(360)	342	—	(18)
Consolidated net loss	(22,152)	(34,348)	22,152	(34,348)
NONCONTROLLING INTEREST IN INCOME OF SUBSIDIARIES	—	3,650	—	3,650
Net loss attributable to common stockholders	$(22,152)	$(37,998)	$22,152	$(37,998)

The accompanying notes are an integral part of this consolidating financial statement.

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$110,440	$131,646	$—	$242,086
OPERATING EXPENSES:
Programming and technical	28,898	32,532	—	61,430
Selling, general and administrative	46,518	35,987	—	82,505
Corporate selling, general and administrative	—	31,416	—	31,416
Depreciation and amortization	7,292	6,765	—	14,057
Impairment of long-lived assets	255,797	82,139	—	337,936
Total operating expenses	338,505	188,839	—	527,344
Operating loss	(228,065)	(57,193)	—	(285,258)
INTEREST INCOME	(2)	444	—	442
INTEREST EXPENSE	18	46,531	—	46,549
GAIN ON RETIREMENT OF DEBT	—	6,694		6,694
EQUITY IN LOSS OF AFFILIATED COMPANY	—	3,918	—	3,918
OTHER EXPENSE	—	93	—	93
Loss before (benefit) from provision for income taxes, noncontrolling interest in income of subsidiaries and discontinued operations	(228,085)	(100,597)	—	(328,682)
(BENEFIT) FROM PROVISION FOR INCOME TAXES	(55,159)	14,167	—	(40,992)
Net loss before equity in income of subsidiaries and discontinued operations	(172,926)	(114,764)	—	(287,690)
EQUITY IN LOSS OF SUBSIDIARIES	—	(171,992)	171,992	—
Net loss from continuing operations	(172,926)	(286,756)	171,992	(287,690)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	934	(6,742)	—	(5,808)
Consolidated net loss	(171,992)	(293,498)	171,992	(293,498)
NONCONTROLLING INTEREST IN INCOME OF SUBSIDIARIES	—	3,141	—	3,141
Net loss attributable to common stockholders	$(171,992)	$(296,639)	$171,992	$(296,639)

The accompanying notes are an integral part of this consolidating financial statement

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2009

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$710	$14,065	$—	$14,775
Trade accounts receivable, net of allowance for doubtful accounts	27,168	23,458	—	50,626
Prepaid expenses and other current assets	1,501	2,489	—	3,990
Deferred tax assets	—	71	—	71
Current assets from discontinued operations	(59)	97	—	38
Total current assets	29,320	40,180	—	69,500
PROPERTY AND EQUIPMENT, net	24,630	18,000	—	42,630
INTANGIBLE ASSETS, net	587,043	302,078	—	889,121
INVESTMENT IN SUBSIDIARIES	—	580,578	(580,578)	—
INVESTMENT IN AFFILIATED COMPANY	—	52,109	—	52,109
OTHER ASSETS	1,146	2,377	—	3,523
Total assets	$642,139	$995,322	$(580,578)	$1,056,883

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,450	$2,540	$—	$3,990
Accrued interest	—	3,961	—	3,961
Accrued compensation and related benefits	2,340	5,477	—	7,817
Income taxes payable	—	885	—	885
Other current liabilities	8,092	1,539	—	9,631
Current portion of long-term debt	—	18,010	—	18,010
Current liabilities from discontinued operations	30	(29)	—	1
Total current liabilities	11,912	32,383	—	44,295
LONG-TERM DEBT, net of current portion	—	641,027	—	641,027
OTHER LONG-TERM LIABILITIES	2,130	7,152	—	9,282
DEFERRED INCOME TAX LIABILITIES	47,519	42,569	—	90,088
Total liabilities	61,561	723,131	—	784,692
STOCKHOLDERS’ EQUITY:
Common stock	—	56	—	56
Accumulated other comprehensive loss	—	(2,603)	—	(2,603)
Additional paid-in capital	(57,919)	1,024,630	57,919	1,024,630
Retained earnings (accumulated deficit)	638,497	(755,523)	(638,497)	(755,523)
Total stockholders’ equity	580,578	266,560	(580,578)	266,560
Noncontrolling interest	—	5,631	—	5,631
Total equity	580,578	272,191	(580,578)	272,191
Total liabilities and equity	$642,139	$995,322	$(580,578)	$1,056,883

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(22,152)	$(37,998)	$22,152	$(37,998)
Noncontrolling interest in income of subsidiaries	—	3,650	—	3,650
Consolidated net loss	(22,152)	(34,348)	22,152	(34,348)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	9,069	6,806	—	15,875
Amortization of debt financing costs	—	1,811	—	1,811
Deferred income taxes	—	3,887	—	3,887
Impairment of long-lived assets	37,424	11,529	—	48,953
Equity in income of affiliated company	—	(3,294)	—	(3,294)
Stock-based compensation and other non-cash compensation	—	1,381	—	1,381
Gain on retirement of debt	—	(1,221)	—	(1,221)
Amortization of contract inducement and termination fee	—	(1,263)	—	(1,263)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(1,238)	549	—	(689)
Prepaid expenses and other current assets	440	1,130	—	1,570
Other assets	(733)	2,214	—	1,481
Due to corporate/from subsidiaries	(28,425)	28,425	—	—
Accounts payable	(432)	731	—	299
Accrued interest	—	(6,122)	—	(6,122)
Accrued compensation and related benefits	(702)	(2,015)	—	(2,717)
Income taxes payable	—	855	—	855
Other liabilities	4,858	(9,199)	—	(4,341)
Net cash flows used in operating activities from discontinued operations	—	(253)	—	(253)
Net cash flows (used in) provided from operating activities	(1,891)	1,603	22,152	21,864
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3,368)	—	(3,368)
Investment in subsidiaries	—	22,152	(22,152)	—
Purchase of other intangible assets	—	(272)	—	(272)
Net cash flows provided from (used in) investing activities	—	18,512	(22,152)	(3,640)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of other debt	—	(153)	—	(153)
Proceeds from credit facility	—	111,500	—	111,500
Repayment of credit facility	—	(125,170)	—	(125,170)
Repurchase of senior subordinated notes	—	(1,220)	—	(1,220)
Repurchase of common stock	—	(10,695)	—	(10,695)
Net cash flows used in financing activities	—	(25,738)	—	(25,738)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,891)	(5,623)	—	(7,514)
CASH AND CASH EQUIVALENTS, beginning of period	2,601	19,688	—	22,289
CASH AND CASH EQUIVALENTS, end of period	$710	$14,065	$—	$14,775

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(171,992)	$(296,639)	$171,992	$(296,639)
Noncontrolling interest in income of subsidiaries	—	3,141	—	3,141
Consolidated net loss	(171,992)	(293,498)	$171,992	(293,498)
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	7,292	6,765	—	14,057
Amortization of debt financing costs	—	1,989	—	1,989
Deferred income taxes	—	(42,684)	—	(42,684)
Impairment of long-lived assets	255,797	82,139	—	337,936
Equity in loss of affiliated company	—	3,918	—	3,918
Stock-based compensation and other non-cash compensation	—	1,279	—	1,279
Gain on retirement of debt	—	(6,694)	—	(6,694)
Amortization of contract inducement and termination fee	—	(1,421)	—	(1,421)
Change in interest due on stock subscription receivable	—	(20)	—	(20)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(4,857)	(1,478)	—	(6,335)
Prepaid expenses and other current assets	—	703	—	703
Other assets	—	(6,201)	—	(6,201)
Due to corporate/from subsidiaries	(84,315)	84,315	—	—
Accounts payable	(88)	3,589	—	3,501
Accrued interest	—	(11,227)	—	(11,227)
Accrued compensation and related benefits	120	(1,061)	—	(941)
Income taxes payable	—	(4,463)	—	(4,463)
Other liabilities	—	(1,630)	—	(1,630)
Net cash flows provided from operating activities from discontinued operations	—	2,397	—	2,397
Net cash flows provided from (used in) operating activities	1,957	(183,283)	171,992	(9,334)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(7,887)	—	(7,887)
Equity investments	—	—	—	—
Acquisitions, net of cash acquired	—	(70,426)	—	(70,426)
Investment in subsidiaries	—	171,992	(171,992)	—
Purchase of other intangible assets	—	(1,195)	—	(1,195)
Proceeds from sale of assets	—	150,224	—	150,224
Deposits and payments for station purchases and other assets	—	161	—	161
Net cash flows provided from investing activities	—	242,869	(171,992)	70,877
CASH FLOWS FROM FINANCING ACTIVITIES:	—
Repayment of other debt	—	(1,004)	—	(1,004)
Repurchase of bonds	—	(44,406)	—	(44,406)
Repayment of credit facility	—	(151,611)	—	(151,611)
Proceeds from credit facility	—	153,000	—	153,000
Repurchase of common stock	—	(9,197)	—	(9,197)
Repayment of stock subscription receivable	—	1,737	—	1,737
Payment of dividend to minority interest shareholders	—	(3,916)	—	(3,916)
Net cash flows used in financing activities	—	(55,397)	—	(55,397)
INCREASE IN CASH AND CASH EQUIVALENTS	1,957	4,189	—	6,146
CASH AND CASH EQUIVALENTS, beginning of period	822	23,425	—	24,247
CASH AND CASH EQUIVALENTS, end of period	$2,779	$27,614	$—	$30,393

The accompanying notes are an integral part of these consolidated financial statements.

14.  SUBSEQUENT EVENTS:

Stock Repurchase

During October 2009 and through November 9, 2009, the Company repurchased 3,342,101 shares of Class D common stock in the amount of $5,367,466 at an average price of $1.61 per share. As of November 9, 2009, the Company had approximately $43.8 million in capacity available under its share repurchase program given all applicable restrictions as noted in Note 9 - Stockholders' Equity.

NASDAQ Listing Status

On October 19, 2009, the Company reported that it had received a letter from The NASDAQ Stock Market dated October 15, 2009 advising the Company that the Company’s Class D shares, traded under the symbol ROIAK, had regained compliance with NASDAQ's minimum bid price listing requirements and were in good standing on The NASDAQ Global Market.  Previously, on October 20, 2008, Radio One had received a notice of deficiency with respect to the Class D shares from NASDAQ notifying the Company that for the 30 consecutive business days preceding the date of the letter, the bid price of the Company’s common stock had closed below the $1.00 per share minimum bid price required for continued listing, and that the Class D shares had 180 days to regain compliance by meeting or exceeding the minimum bid price for a period of at least 10 consecutive trading days.   Enforcement of the rules had been suspended by NASDAQ until August 3, 2009 due to the economic environment.  The October 15 NASDAQ letter stated that because the Class D shares closed above the $1.00 minimum bid price for the 10 consecutive trading days ended October 14, 2009, the Company had regained compliance and the matter was now closed.  NASDAQ also confirmed that the Company’s Class A shares, traded under the symbol ROIA on The NASDAQ Capital Market, were in compliance with The NASDAQ Stock Market’s continued listing rules.

SEC Comments

The United States Securities and Exchange Commission (the “SEC”) periodically reviews filings made under the Securities Act of 1933 and the Securities Exchange Act of 1934 to monitor and enhance compliance with the applicable disclosure and accounting requirements.  As required by the Sarbanes-Oxley Act of 2002, the SEC undertakes some level of review of each reporting company at least once every three years.  On August 6, 2009, the Company received two letters from the SEC regarding certain disclosures made in its Form 10-K/A for the year ended December 31, 2008 filed March 16, 2009, as amended April 30, 2009, Form 10-Q for the quarterly period ended March 31, 2009 and the Company’s Preliminary Proxy Statement (the “Reviewed Company Filings”).  The letter indicated that the SEC had reviewed the Reviewed Company Filings and suggested certain revisions to the Reviewed Company Filings (the “Comments”).   The Company responded to the Comments by letter dated August 31, 2009.   In response, the SEC issued a follow up comment letter dated September 18, 2009 to which the Company responded September 29, 2009.  On October 8, 2009, the Company received a final comment letter from the SEC.  The Company provided a final response on October 13, 2009.  The SEC sought certain enhanced disclosure with respect to certain matters of executive compensation, impairments, liquidity, major customers and related party transactions.  The Company has included materials responsive to the Comments in this Form 10-Q filing for the quarter ended September 30, 2009 and in its Definitive Proxy Statement filed on November 6, 2009.  After the filing of its Form 10-Q for the period ended September 30, 2009, the Company will be filing a further amended 10-K/A for the year ended December 31, 2008 responsive to the Comments on Compensation Discussion and Analysis and Executive Compensation set forth in the prior Annual Report on Form 10-K/A filed April 30, 2009.  The information in Part III, items 10 -14, will be the only section updated in this second amended Form 10-K/A. The financial statements and related footnotes and disclosures included in Parts I, II and IV of the Form 10-K/A filed April 30, 2009 will not be changed. The updated information in Part III to be included in the forthcoming Form 10-K/A will be consistent with the information set forth in the Company’s Definitive Proxy Statement.  The Company has also agreed to make certain disclosures on a prospective basis with respect to its filings on Forms 10-K and 10-Q.

 As part of the preparation of the interim consolidated financial statements, the Company performed an evaluation of subsequent events occurring after the consolidated balance sheet date of September 30, 2009, through November 9, 2009, the date the interim consolidated financial statements were issued.

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

During the three and nine months ended September 30, 2009, approximately 53.4% and 55.4% of our net revenue was generated from local advertising and approximately 36.9% and 37.0% was generated from national advertising, including network advertising. In comparison, during the three months and nine months ended September 30, 2008, approximately 52.4% and 56.5% of our net revenue was generated from local advertising and approximately 37.6% and 36.5% was generated from national advertising, including network advertising. National advertising also includes advertising revenue generated from our internet and publishing segments. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees, magazine subscriptions, newsstand revenue and other revenue.

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

In February 2005, we acquired 51% of the common stock of Reach Media, Inc. (“Reach Media”). A substantial portion of Reach Media’s revenue is generated from a sales representation agreement with Radio Networks, LLC (“Radio Networks”) a subsidiary of Citadel Broadcasting Corporation (“Citadel”). Pursuant to a multi-year agreement, revenue is received monthly in exchange for the sale of advertising time on the nationally syndicated Tom Joyner Morning Show, which is currently aired on 108 affiliated stations. The annual amount of revenue is based on a contractual amount determined based on number of affiliates, demographic audience and ratings. The agreement provides for a potential to earn additional amounts if certain revenue goals are met. The agreement also provides for sales representation rights related to Reach Media’s events and internet sales. The agreement with Radio Networks ends on December 31, 2009, and in September 2009, the agreement was amended whereby the guaranteed revenue to be paid by Radio Networks to Reach Media during the fourth quarter of 2009 was reduced by $2.0 million. Additional revenue is generated by Reach Media from other customers through special events, sponsorships, its internet business and other related activities.

Expenses

Our significant broadcast expenses are: (i) employee salaries and commissions; (ii) programming expenses; (iii) marketing and promotional expenses; (iv) rental of premises for office facilities and studios; (v) rental of transmission tower space and (vi) music license royalty fees. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and the overall programming management function. We also use our multiple stations, market presence and purchasing power to negotiate favorable rates with certain vendors and national representative selling agencies.

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

(b) Station operating income:  Net income or loss before depreciation and amortization, income taxes, interest income, interest expense, equity in gain or loss of affiliated company, minority interest in income of subsidiaries, gain on retirement of debt, other expense, corporate expenses, stock-based compensation expenses, impairment of long-lived assets and gain or loss from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our physical plant, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead, stock-based compensation and discontinued operations. Station operating income is frequently used as a basis for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not represent operating income or loss or cash flows from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except margin data)

Net revenue	$75,504	$86,156	$206,258	$242,086
Station operating income	32,714	34,667	78,778	98,794
Station operating income margin	43.3%	40.2%	38.2%	40.8%
Net income (loss) attributable to common stockholders	$14,226	$(266,113)	$(37,998)	$(296,639)

The reconciliation of net income (loss) to station operating income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Net income (loss) attributable to common stockholders	$14,226	$(266,113)	$(37,998)	$(296,639)
Add back non-station operating income items included in net income (loss):
Interest income	(33)	(111)	(98)	(442)
Interest expense	9,224	14,130	29,036	46,549
(Benefit) from provision for income taxes	(1,508)	(59,651)	7,340	(40,992)
Corporate selling, general and administrative, excluding non-cash and stock-based compensation	4,702	6,729	15,034	30,687
Stock-based compensation	302	415	1,387	1,372
Equity in (income) loss of affiliated company	(1,397)	1,119	(3,294)	3,918
Gain on retirement of debt	—	(5,679)	(1,221)	(6,694)
Other expense, net	38	49	96	93
Depreciation and amortization	5,361	5,222	15,875	14,057
Noncontrolling interest in income of subsidiaries	1,712	1,260	3,650	3,141
Impairment of long-lived assets	—	337,936	48,953	337,936
Loss (income) from discontinued operations, net of tax	87	(639)	18	5,808
Station operating income	$32,714	$34,667	$78,778	$98,794

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008 (In thousands)

	Three Months Ended September 30,
	2009	2008	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$75,504	$86,156	$(10,652)	(12.4)%
Operating expenses:
Programming and technical, excluding stock-based compensation	18,492	21,477	(2,985)	(13.9)
Selling, general and administrative, excluding stock-based compensation	24,298	30,012	(5,714)	(19.0)
Corporate selling, general and administrative, excluding stock-based compensation	4,702	6,729	(2,027)	(30.1)
Stock-based compensation	302	415	(113)	(27.2)
Depreciation and amortization	5,361	5,222	139	2.7
Impairment of long-lived assets	-	337,936	(337,936)	(100.0)
Total operating expenses	53,155	401,791	(348,636)	(86.8)
Operating income (loss)	22,349	(315,635)	337,984	107.1
Interest income	33	111	(78)	(70.3)
Interest expense	9,224	14,130	(4,906)	(34.7)
Gain on retirement of debt	-	5,679	(5,679)	(100.0)
Equity in (income) loss of affiliated company	(1,397)	1,119	2,516	224.8
Other expense, net	38	49	(11)	(22.4)
Income (loss) before benefit from income taxes, noncontrolling interest in income of subsidiaries and discontinued operations	14,517	(325,143)	339,660	104.5
Benefit from income taxes	(1,508)	(59,651)	58,143	97.5
Net income (loss) from continuing operations	16,025	(265,492)	281,517	106.0
(Loss) income from discontinued operations, net of tax	(87)	639	(726)	(113.6)
Consolidated net income (loss)	15,938	(264,853)	280,791	106.0
Noncontrolling interest in income of subsidiaries	1,712	1,260	452	35.9
Consolidated net income (loss) attributable to common stockholders	$14,226	$(266,113)	$280,339	105.3%

 Net revenue

Three Months Ended September 30,		Increase/(Decrease)
2009	2008
$75,504	$86,156	$(10,652)	(12.4)%

During the three months ended September 30, 2009, we recognized approximately $75.5 million in net revenue compared to approximately $86.2 million during the same period in 2008. These amounts are net of agency and outside sales representative commissions, which were approximately $7.8 million during the three months ended 2009, compared to approximately $9.2 million during the same period in 2008. The decrease in net revenue was due primarily to the ongoing economic downturn which has continued to weaken demand for advertising in general. For our radio business, based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in declined 17.7% in total revenues for the third quarter, 15.3% in national revenues and 20.5% in local revenues. While the Company’s total radio net revenue outperformed its markets with a 13.8% decline, we nonetheless experienced considerable decreases in net revenue in our larger Houston and Washington, DC markets, as well as a modest decline in net revenue for our syndicated programs, due to a program cancellation. In addition, net revenue for CCI and our other internet activities declined due to online advertising weakness as a result of the weak economy. Reach Media experienced a small net revenue decline driven primarily by a decline in event sponsorships.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2009	2008
$18,492	$21,477	$(2,985)	(13.9)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. Expenses associated with the printing and publication of Giant Magazine issues are also included in programming and technical. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. The decrease in programming and technical expenses resulted from several cost cutting initiatives, specifically compensation savings from employee layoffs, salary reductions, bonus eliminations, contracted on-air talent reductions and lower facilities expenses. Lower issue related costs for Giant Magazine also contributed to the reduced programming and technical expenses.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2009	2008
$24,298	$30,012	$(5,714)	(19.0)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for radio and internet also include expenses related to the advertising traffic (scheduling and insertion) functions. Our radio division drove approximately $3.1 million in savings, primarily from lower commissions and national representative fees due to declining revenue and savings from our cost cutting initiatives, mainly lower salaries resulting from employee layoffs and salary cuts, less travel and entertainment expenses, reduced promotional spending and vacation benefit savings due to scheduled office closings. Our online businesses incurred lower commissions as well, due to declined sales, less promotional spending and reduced traffic acquisition costs. Fewer client bankruptcies across all our businesses compared to last year resulted in a sizeable reduction in bad debt. Reach Media spent less on events given the decline in event sponsorships.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2009	2008
$4,702	$6,729	$(2,027)	(30.1)%

Corporate selling, general and administrative expenses consist of expenses associated with maintaining our corporate headquarters and facilities, including personnel. Reduced corporate selling, general and administrative expenses for the quarter resulted from cost cutting initiatives, specifically lower compensation due to salary cuts and bonus eliminations, less travel and entertainment spending, reduced legal and professional and consultant spending, and vacation benefit savings from scheduled office closings. In July 2009, the Company also restructured and consolidated its business offices for its radio division, resulting in $263,000 in restructuring charges, mainly severance, compared to $490,000 in restructuring charges for layoffs done during third quarter 2008. Excluding the restructuring charges for both years, corporate selling, general and administrative expenses decreased 28.9% for the three months ended September 2009, compared to the same period last year.

Stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2009	2008
$302	$415	$(113)	(27.2)%

Stock-based compensation requires measurement of compensation costs for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. We account for stock-based compensation in accordance with the provisions found under Accounting Standards Codification (“ASC”) 718, “Compensation - Stock Compensation.” The decrease in stock-based compensation for the three months ended September 30, 2009 was due primarily to the vesting completion, forfeiture or cancellation of certain stock option and restricted stock grants.

Depreciation and amortization

Three Months Ended September 30,		Increase/(Decrease)
2009	2008
$5,361	$5,222	$139	2.7%

The increase in depreciation and amortization expense for the three months ended September 30, 2009 was due primarily to the depreciation of technology asset additions for CCI and our other online business, new office facilities for our Charlotte market, studio and transmitter improvements for our Cleveland market and studio improvements for one of our syndicated shows.

Impairment of long-lived assets

Three Months Ended September 30,		Increase/(Decrease)
2009	2008
$—	$337,936	$(337,936)	(100.0%)

The impairment of long-lived assets for the three months ended September 30, 2008 reflects a non-cash charge recorded for the impairment of radio broadcasting licenses in 11 of our 16 markets, namely Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Houston, Indianapolis, Philadelphia, Raleigh-Durham, Richmond and St. Louis. As a result of the economic downturn and the deterioration it caused to the 2008 radio industry outlook, which negatively impacted revenue, profitability and terminal values, we performed interim impairment testing in August 2008, which resulted in the impairment charges recorded. Given the prolonged challenging economic climate and its adverse impact on both radio and online advertising spending, we performed interim impairment testing as of August 2009, and concluded no further impairment to our radio licenses or goodwill had occurred.

Interest income

Three Months Ended September 30,		Increase/(Decrease)
2009	2008
$33	$111	$(78)	(70.3)%

The decrease in interest income for the three months ended September 30, 2009 was due primarily to significantly lower cash balances and cash equivalents and a decline in interest rates.

Interest expense

Three Months Ended September 30,		Increase/(Decrease)
2009	2008
$9,224	$14,130	$(4,906)	(34.7)%

The decrease in interest expense for the three months ended September 30, 2009 was due primarily to early redemptions of the Company’s 8 7/8% Senior Subordinated Notes due July 2011, and to a lesser extent, more favorable rates and pay downs of outstanding debt on the Company’s credit facility.

Gain on retirement of debt

Three Months Ended September 30,		Increase/(Decrease)
2009	2008
$—	$5,679	$(5,679)	(100.0)%

The gain on retirement of debt for the three months ended September 30, 2008 was due to the repurchase of $43.1 million of the Company’s previously outstanding 8 7/8% Senior Subordinated Notes due July 2011 at an average discount of 14.0%. There were no notes repurchased during the third quarter of 2009. As of September 30, 2009, a principal amount of approximately $101.5 million remained outstanding on the 8 7/8% Senior Subordinated Notes.

Equity in (income) loss of affiliated company

Three Months Ended September 30,		Increase/(Decrease)
2009	2008
$(1,397)	$1,119	$2,516	224.8%

Equity in (income) loss of affiliated company primarily reflects our estimated equity in the net income of TV One, LLC (“TV One”). The increase in equity in income for the three months ended September 30, 2009 was due primarily to additional net income generated by TV One. The Company’s share of this income is driven by TV One’s current capital structure and the Company’s ownership of the equity securities of TV One that are currently allocated to the Company's net income.

Benefit from income taxes

Three Months Ended September 30,		Increase/(Decrease)
2009	2008
$(1,508)	$(59,651)	$58,143	97.5%

During the three months ended September 30, 2009, the benefit for income taxes decreased to approximately $1.5 million from a benefit of approximately $59.7 million for the same period in 2008. The tax benefit for the three months ended September 30, 2008 related to an impairment of indefinite lived intangibles which reduced the deferred tax liability. There was no impairment in the quarter ended September 30, 2009; hence, the benefit for the quarter ended September 30, 2009 was greatly reduced from 2008. The Company continues to maintain a full valuation allowance for deferred tax assets (“DTAs”).

The provision for the quarter ended September 30, 2009 includes a benefit of approximately $1.9 million related to prior year adjustments.

(Loss) income from discontinued operations, net of tax

Three Months Ended September 30,		Increase/(Decrease)
2009	2008
$(87)	$639	$(726)	(113.6)%

The loss from discontinued operations, net of tax, for the three months ended September 30, 2009 is primarily due to legal and professional expenses of $165,000 incurred as a result of ongoing legal activity from previous station sales and a tax benefit of $92,000.  The income from discontinued operations, net of tax, for the three months ended September 30, 2008 resulted from an additional pre-tax book loss of $77,000 related to a prior quarter sale and a tax benefit of $716,000.

Noncontrolling interest in income of subsidiaries

Three Months Ended September 30,		Increase/(Decrease)
2009	2008
$1,712	$1,260	$452	35.9%

 The increase in noncontrolling interest in income of subsidiaries is due to an increase in Reach Media’s net income for the three months ended September 30, 2009, compared to the same period in 2008.

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 (In thousands)

	Nine Months Ended September 30,
	2009	2008	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$206,258	$242,086	$(35,828)	(14.8)%
Operating expenses:
Programming and technical, excluding stock-based compensation	58,303	61,273	(2,970)	(4.8)
Selling, general and administrative, excluding stock-based compensation	69,177	82,019	(12,842)	(15.7)
Corporate selling, general and administrative, excluding stock-based compensation	15,034	30,687	(15,653)	(51.0)
Stock-based compensation	1,387	1,372	15	1.1
Depreciation and amortization	15,875	14,057	1,818	12.9
Impairment of long-lived assets	48,953	337,936	(288,983)	(85.5)
Total operating expenses	208,729	527,344	(318,615)	(60.4)
Operating loss	(2,471)	(285,258)	282,787	99.1
Interest income	98	442	(344)	(77.8)
Interest expense	29,036	46,549	(17,513)	(37.6)
Gain on retirement of debt	1,221	6,694	(5,473)	(81.8)
Equity in (income) loss of affiliated company	(3,294)	3,918	7,212	184.1
Other expense, net	96	93	3	3.2
Loss before provision for (benefit) from income taxes, noncontrolling interest in income of subsidiaries and discontinued operations	(26,990)	(328,682)	301,692	91.8
Provision for (benefit) from income taxes	7,340	(40,992)	(48,332)	(117.9)
Net loss from continuing operations	(34,330)	(287,690)	253,360	88.1
Loss from discontinued operations, net of tax	(18)	(5,808)	(5,790)	(99.7)
Consolidated net loss	(34,348)	(293,498)	259,150	88.3
Noncontrolling interest in income of subsidiaries	3,650	3,141	509	16.2
Consolidated net loss attributable to common stockholders	$(37,998)	$(296,639)	$258,641	87.2%

Net revenue

Nine Months Ended September 30,		Increase/(Decrease)
2009	2008
$206,258	$242,086	$(35,828)	(14.8)%

During the nine months ended September 30, 2009, we recognized approximately $206.3 million in net revenue compared to approximately $242.1 million during the same period in 2008. These amounts are net of agency and outside sales representative commissions, which were approximately $20.7 million during the nine months ended 2009, compared to approximately $26.6 million during the same period in 2008. CCI, the social online networking company acquired by the Company in 2008, generated approximately $9.5 million in net revenue for the nine months ended September 30, 2009, compared to approximately $7.7 million from the April 2008 acquisition date through September 30, 2008. Despite incremental revenue from CCI, the decrease in net revenue was due primarily to the lingering poor economic climate which has continued to weaken demand for advertising in general. For our radio business, based on reports prepared by the independent accounting firm Miller Kaplan, the markets we operate in declined 20.9% in total revenues for the nine months ended September 30, 2009, 20.6% in national revenues and 23.2% in local revenues. While the Company’s total radio net revenue outperformed that of the markets in which we operate, we nonetheless experienced considerable net revenue declines in three of our larger markets, notably Atlanta, Baltimore and Washington, DC. In addition, both Reach Media and our radio markets experienced declines in event sponsorships. Excluding CCI, net revenue declined 16.0% for the nine months ended September 30, 2009, compared to the same period in 2008.

Operating Expenses

Programming and technical, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2009	2008
$58,303	$61,273	$(2,970)	(4.8)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. Expenses associated with the printing and publication of Giant Magazine issues are also included in programming and technical. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. Programming and technical expenses for CCI, which was acquired in April 2008, grew from approximately $3.7 million to $4.9 million for the nine months ended September 30, 2009, compared to the same period in 2008. This increase was totally offset by several cost cutting initiatives in the radio segment, specifically compensation savings from employee layoffs and salary reductions, contracted on-air talent reductions and lower facilities spending. Giant Magazine also experienced lower issue related costs. Excluding CCI’s expenses, programming and technical expenses decreased 7.2% for the nine months ended September 30, 2009, compared to the same period in 2008.

Selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2009	2008
$69,177	$82,019	$(12,842)	(15.7)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for radio and internet include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Our radio division drove approximately $10.9 million in savings, primarily in compensation, specifically less commissions and national representative fees due to declining revenue, lower salaries resulting from employee layoffs and salary cuts and less bad debt expense as a result of fewer client bankruptcies. Other radio division savings included less promotional expenses, less travel and entertainment spending and vacation benefit savings from scheduled office closings and changes to the Company’s vacation policy. Giant Magazine generated over approximately $1.9 million in savings, primarily in promotional spending and less bad debt expense. Our internet business, excluding CCI, incurred less spending for traffic acquisition costs. Selling, general and administrative expenses for CCI, which was acquired in April 2008, increased to approximately $6.4 million, from $4.0 million for the nine months ended September 30, 2009, compared to the same period for 2008. Excluding CCI’s expenses, selling, general and administrative expenses decreased 19.5% for the nine months ended September 30, 2009, compared to the same period in 2008.

Corporate selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2009	2008
$15,034	$30,687	$(15,653)	(51.0)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The decrease in corporate expenses during the nine months ended September 30, 2009 was primarily due to the non-recurrence of approximately $10.4 million in compensation costs recorded in April 2008 associated the CEO’s then new employment agreement. Additional corporate selling, general and administrative savings resulted from cost our cutting initiatives, specifically lower compensation due to salary cuts and bonus eliminations and vacation savings from schedule office closings and changes to the Company’s vacation policy. Reduced corporate selling, general and administrative spending also resulted from lower legal and professional expenses, less consultants’ expenses and reduced travel and entertainment. For the nine months ending September 30, 2009, the Company incurred restructuring charges in the amount of $252,000 for the consolidation of its radio division business offices, compared to restructuring charges of $490,000 for the same period last year stemming from Company layoffs. Excluding the approximately $10.4 million recorded for the CEO’s bonuses in April 2008 and the restructuring charges for both years, corporate selling, general and administrative expenses decreased 25.3% for the nine months ended September 30, 2009, compared to the same period in 2008.

Depreciation and amortization

Nine Months Ended September 30,		Increase/(Decrease)
2009	2008
$15,875	$14,057	$1,818	12.9%

The increase in depreciation and amortization expense for the nine months ended September 30, 2009 was due primarily to the April 2008 acquisition of CCI and the depreciation and amortization of technology and intangible assets acquired, and to a lesser extent, asset additions from our June 30, 2008 acquisition of WPRS-FM, new office facilities for our Charlotte market, studio and transmitter improvements for our Cleveland market and studio improvements for one of our syndicated shows.

Impairment of long-lived assets

Nine Months Ended September 30,		Increase/(Decrease)
2009	2008
$48,953	$337,936	$(288,983)	(85.5)%

The impairment of long-lived assets charge of approximately $49.0 million for the nine months ended September 30, 2009 reflects a non-cash charge recorded to reduce radio broadcasting licenses carrying values to their fair values as a result of interim impairment testing performed as of February 2009. Given the prolonged weak economy and the negative impact on advertising spending, we lowered our financial projections during first quarter 2009, thus resulting in impairment in 11 of our 16 markets, namely Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Houston, Indianapolis, Philadelphia, Raleigh-Durham, Richmond and St. Louis. Interim impairment testing performed in August 2008 resulted in impairment charges against radio broadcasting licenses in the amount of approximately $337.9 million for these same markets. The 2008 impairment charges were driven by the economic downturn and the further deterioration it caused to the 2008 radio industry outlook, which negatively impacted revenue, profitability and terminal values, as well as our own financial projections. Given the prolonged challenging economic climate and the adverse impact to both radio and online advertising spending, we performed interim impairment testing as of August 2009, and concluded no further impairment to our radio licenses or goodwill had occurred.

Interest income

Nine Months Ended September 30,		Increase/(Decrease)
2009	2008
$98	$442	$(344)	(77.8)%

The decrease in interest income for the nine months ended September 30, 2009 is primarily due to lower average cash balances and cash equivalents and a decline in interest rates.

Interest expense

Nine Months Ended September 30,		Increase/(Decrease)
2009	2008
$29,036	$46,549	$(17,513)	(37.6)%

The decrease in interest expense for the nine months ended September 30, 2009 was due primarily to pay downs on outstanding debt on the Company’s credit facility, early redemptions of the Company’s 8 7/8% Senior Subordinated Notes due July 2011, and to a lesser extent, more favorable rates, which were favorably impacted by shifting outstanding principal debt from the term to the revolver portion of the credit facility. The reduction is also driven by the non-recurrence of local marketing agreement (“LMA”) fees associated with the operation of WPRS-FM prior to our June 2008 acquisition. LMA fees are classified as interest expense.

Gain on retirement of debt

Nine Months Ended September 30,		Increase/(Decrease)
2009	2008
$1,221	$6,694	$(5,473)	(81.8)%

The gain on retirement of debt resulted from the early redemption of a portion of the Company’s outstanding 8 7/8% Senior Subordinated Notes due July 2011 at a discount. The gain for the nine month ended September 30, 2009 resulted from the early redemption of approximately $2.4 million of the senior subordinated notes at an average discount of 50.0%. The gain for the nine months ended September 30, 2008 was due to the early redemption of approximately $51.1 million of the senior subordinated notes at an average discount of 13.9%. As of September 30, 2009, a principal amount of approximately $101.5 million remained outstanding on the 8 7/8% Senior Subordinated Notes.

Equity in (income) loss of affiliated company

Nine Months Ended September 30,		Increase/(Decrease)
2009	2008
$(3,294)	$3,918	$7,212	184.1%

Equity in (income) loss of affiliated company primarily reflects our estimated equity in the net income or loss of TV One. The increase in the equity in income for the nine months ended September 30, 2009 was due primarily to additional net income generated by TV One. This compares to an equity in loss of affiliated company for the nine months ended September 30, 2008, given TV One’s net loss at the time. The Company’s share of the net income or loss is driven by TV One’s current capital structure and the Company’s ownership of the equity securities of TV One that are currently absorbing its net income or losses.

Provision for (benefit) from income taxes

Nine Months Ended September 30,		Increase/(Decrease)
2009	2008
$7,340	$(40,992)	$(48,332)	(117.9)%

 During the nine months ended September 30, 2009, the provision for income taxes increased to approximately $7.3 million compared to a benefit of $41.0 million for the same period in 2008. The tax benefit for the nine months ended September 30, 2008 related to an impairment of indefinite lived intangibles which reduced the deferred tax liability. The impairment for the nine months ended September 30, 2009 was significantly less than the impairment in 2008; hence, the benefit from the reduction of the deferred tax liability was significantly less for the nine months ended September 30, 2009.  For the nine months ended September 30, 2009, the tax provision consisted of approximately $3.1 million for Reach Media and $4.2 million for all other operations. The Company continues to maintain a full valuation allowance for DTAs.

The estimated annual effective tax rate for Radio One reflects the increase in deferred tax liabilities (“DTLs”) associated with the amortization of certain of the Company’s radio broadcasting licenses for tax purposes.

Loss from discontinued operations, net of tax

Nine Months Ended September 30,		Increase/(Decrease)
2009	2008
$(18)	$(5,808)	$(5,790)	(99.7)%

 The loss from discontinued operations, net of tax, for the nine months ended September 30, 2008 resulted from a gain on the April 2008 closing on the sale of the assets of radio station WMCU-AM, located in the Miami metropolitan area, which was more than offset by a loss on the May 2008 closing on the sale of the assets of radio station KRBV-FM, located in the Los Angeles metropolitan area. Approximately $5.1 million in impairment charges were recorded for the nine months ended September 30, 2008, based on the sale price of the Los Angeles station pursuant to the asset purchase agreement. The loss from discontinued operations, net of tax, also includes a tax provision of $1,000 for the nine months ended September 30, 2009, compared to a provision of $466,000 for the same period in 2008.

Noncontrolling interest in income of subsidiaries

Nine Months Ended September 30,		Increase/(Decrease)
2009	2008
$3,650	$3,141	$509	16.2%

The increase in minority interest in income of subsidiaries is due to an increase in Reach Media’s net income for the nine months ended September 30, 2009, compared to the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary and available, borrowings available under our credit facilities and other debt or equity financing.

 In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 2011 (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions including but not limited to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to September 13, 2007, and no less than 1.60 to 1.00 from September 14, 2007 to June 30, 2008, and no less than 1.75 to 1.00 from July 1, 2008 to December 31, 2009, and no less than 2.00 to 1.00 from January 1, 2010 to December 31, 2010, and no less than 2.25 to 1.00 from January 1, 2011 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.00 to 1.00 beginning April 1, 2006 to September 13, 2007, and no greater than 7.75 to 1.00 beginning September 14, 2007 to March 31, 2008, and no greater than 7.50 to 1.00 beginning April 1, 2008 to September 30, 2008, and no greater than 7.25 to 1.00 beginning October 1, 2008 to June 30, 2010, and no greater than 6.50 to 1.00 beginning July 1, 2010 to September 30, 2011, and no greater than 6.00 to 1.00 beginning October 1, 2011 and thereafter, (c) maintaining a senior leverage ratio of no greater than 5.00 to 1.00 beginning June 13, 2005 to September 30, 2006, and no greater than 4.50 to 1.00 beginning October 1, 2006 to September 30, 2007, and no greater than 4.00 to 1.00 beginning October 1, 2007 and thereafter, (d) limitations on liens, (e) limitations on the sale of assets, (f) limitations on the payment of dividends, and (g) limitations on mergers, as well as other customary covenants. The Company was in compliance with all debt covenants as of September 30, 2009. Approximate ratios as of September 30, 2009, calculated in accordance with the Credit Agreement dated June 13, 2005, as amended, are as follows:

	As of September 30, 2009		Covenant Limit		Cushion

PF LTM Covenant EBITDA (In millions)	$92.5

PF LTM Interest Expense (In millions)	$42.2

Senior Debt (In millions)	$358.4
Total Debt (In millions)	$659.9

Senior Secured Leverage
Senior Secured Debt/Covenant EBITDA	3.87	x	4.00	x	0.13	x

Total Leverage
Total Debt / Covenant EBITDA	7.13	x	7.25	x	0.12	x

Interest Coverage
Covenant EBITDA / Interest Expense	2.19	x	1.75	x	0.44	x

PF = Pro forma
LTM = Last twelve months
EBITDA = Earnings before interest, taxes, depreciation and amortization

 At the date of the filing of this Form 10-Q and based on its most recent projections, the Company's management believes it is probable that the Company will be in compliance with all debt covenants through September 30, 2010. Based on its fiscal year end 2007 excess cash flow calculation, the Company made a principal prepayment of approximately $6.0 million in May 2008. For the year ended December 31, 2008, no excess cash calculation was required and, therefore, no payment was required. In March 2009 and May 2009, the Company made prepayments of $70.0 million and $31.5 million, respectively, on the term loan facility based on its excess proceeds calculation which included asset acquisition and disposition activity for the twelve month period ending May 31, 2008.  These prepayments were funded with $70.0 million and $31.5 million in loan proceeds from the revolving facility in March 2009 and May 2009, respectively.

During the three months ended September 30, 2009, the Company did not borrow from its revolving credit facility and repaid $10.0 million during the period. During the nine months ended September 30, 2009, the Company borrowed $111.5 million from its revolving credit facility to fund $101.5 million in prepayments of the term loan, and the remaining portion was used to repurchase its 8 7/8% Senior Subordinated Notes due July 2011 and to repurchase Company stock. During the nine months ended September 30, 2008, the Company borrowed approximately $153.0 million from its credit facility and repaid approximately $151.6 million.

As of September 30, 2009, the Company had approximately $192.0 million of borrowing capacity. Taking into consideration the financial covenants under the Credit Agreement, approximately $11.0 million of that amount is available for borrowing. The amount available for borrowing could increase to the extent the funds are used to repurchase the 8 7/8% Senior Subordinated Notes. Both the term loan and the revolving facilities bear interest, at our option, at a rate equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus a spread that ranges from 0.63% to 2.25%, or (ii) the prime rate plus a spread of up to 1.25%. The amount of the spread varies depending on our leverage ratio. The Company also paid a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the unused commitment of the revolving facility.

The Credit Agreement requires the Company from time to time to protect itself from interest rate fluctuations using interest rate hedge agreements. As a result, the Company has entered into various fixed rate swap agreements designed to mitigate its exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of September 30, 2009, we had two swap agreements in place for a total notional amount of $50.0 million, and the periods remaining on these two swap agreements are 8.5 and 32.5 months.

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

The following table summarizes the interest rates in effect with respect to our debt as of September 30, 2009:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term and revolving debt (swap matures June 16, 2010)(1)	$25.0	6.52%
Senior bank term debt (swap matures June 16, 2012)(1)	$25.0	6.72%

Senior bank revolving debt (subject to variable interest rates)(2)	$307.5	2.59%
8 7/8% 8 7/8 Senior Subordinated Notes (fixed rate)	$101.5	8.88%
6 3/8% 6 3/8 Senior Subordinated Notes (fixed rate)	$200.0	6.38%

(1)
A total of $50.0 million is subject to fixed rate swap agreements that became effective in June 2005. Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our Credit Agreement. That spread is currently set at 2.25% and is incorporated into the applicable interest rates set forth above.

(2)	Subject to rolling one month and three month LIBOR plus a spread currently at 2.25%, incorporated into the applicable interest rate set forth above.

The indentures governing our senior subordinated notes require that we comply with certain financial covenants limiting our ability to incur additional debt. Such terms also place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things. Our Credit Agreement also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit our ability to borrow under the Credit Agreement or to otherwise raise funds in the debt market.  The Company was in compliance with all covenants as of September 30, 2009, and as of the date of the filing of this Form 10-Q, and based on current projections, the Company believes it will be in compliance with all covenants through September 30, 2010.

      We are currently evaluating a number of financing alternatives with respect to our capital structure and other strategic initiatives that we may undertake in the future. These financing alternatives include entering into one or more refinancing transactions, retiring or purchasing our outstanding indebtedness through cash purchases, prepayments and/or exchanges for newly issued debt or equity securities or obligations, in open market purchases, privately negotiated transactions or otherwise. Such refinancings, repurchases, prepayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.

      The following table provides a comparison of our statements of cash flows for the nine months ended September 30, 2009 and 2008:

	2009	2008
	(In thousands)

Net cash flows provided from (used in) from operating activities	$21,864	$(9,334)
Net cash flows (used in) provided from investing activities	$(3,640)	$70,877
Net cash flows used in financing activities	$(25,738)	$(55,397)

      Net cash flows provided from operating activities were approximately $21.9 million for the nine months ended September 30, 2009 compared to net cash flows used in operating activities of approximately $9.3 million for the nine months ended September 30, 2008. Excluding the non-cash impairment charges of approximately $49.0 million and $337.9 million, deferred income taxes of $3.9 million compared to a benefit of $42.7 million, gain on retirement of debt of $1.2 million and $6.7 million, and equity in (income) loss of an affiliated company of $(3.3) million and $3.9 million for the nine months ended September 30, 2009 and 2008, respectively, cash flows from operating activities for the nine months ended September 30, 2009 increased from the prior year due primarily to a reduction in cash paid for interest expense resulting from lower debt balances.  Cash paid for interest expenses was approximately $33.3 million and $55.8 for the nine months ended September 30, 2009 and 2008, respectively.

      Net cash flows used in investing activities were approximately $3.6 million for the nine months ended September 30, 2009 compared to net cash flows provided from investing activities of $70.9 million for the nine months ended September 30, 2008. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $3.4 million and $7.9 million for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2008, we sold the stations in our Los Angeles and Miami markets and received proceeds of approximately $150.2 million.  During the same period we acquired CCI and closed on our acquisition of WPRS-FM using approximately $70.4 million in funds.

      Net cash flows used in financing activities were approximately $25.7 million and $55.4 million for the nine months ended September 30, 2009 and 2008, respectively. During the nine months ended September 30, 2009 and 2008, respectively, we borrowed $111.5 million and approximately $153.0 million from our credit facility and repaid approximately $125.2 million and $151.6 million in outstanding debt.  During the nine months ended September 30, 2009 and 2008, we repurchased approximately $2.4 million and $51.1 million, respectively, of our 8 7/8% Senior Subordinated Notes due July 2011. In addition, during the nine months ended September 30, 2009 and 2008, we repurchased approximately $10.7 million and $9.2 million, respectively, of our Class A and Class D common stock. We paid approximately $3.9 million in dividends to Reach Media’s noncontrolling interest shareholders for the nine months ended September 30, 2008. The Company did not pay any dividends to Reach Media’s noncontrolling interest shareholders for the nine months ended September 30, 2009.

From time to time we consider opportunities to acquire additional radio stations, primarily in the top 50 African-American markets, and to make strategic acquisitions, investments and divestitures. In June 2008, the Company purchased the assets of WPRS-FM, a radio station located in the Washington, DC metropolitan area for approximately $38.0 million.  Since April 2007 and up until closing, the station had been operated under an LMA, and, hence, the results of its operations had been included in the Company’s consolidated financial statements.  The station was consolidated with the Company’s existing Washington, DC operations in April 2007.  This purchase was funded from borrowings under our credit facilities of $35.0 million. In April 2008, we acquired CCI, an online social networking company, for $38.0 million in cash, and we borrowed $34.0 million from our credit facility to close this transaction. Other than our agreement with an affiliate of Comcast Corporation, DIRECTV and other investors to fund TV One (the balance of our commitment was approximately $13.7 million at September 30, 2009) we have no other definitive agreements to acquire radio stations or to make strategic investments. In October 2007, the Company had committed (subject to the completion and execution of requisite legal documentation) to invest in QCP Capital Partners, L.P. (“QCP”). At that time the Company also had agreed to provide an unsecured working capital line of credit to QCP Capital Partners, LLC, the management company for QCP, in the amount of $775,000. As of December 31, 2008, the Company had provided $457,000 under the line of credit. In December 2008, the Company made a determination that there was a substantial likelihood that QCP would not be able to proceed successfully with its fundraising and, therefore, the Company was unlikely to recover any of the amounts provided to QCP Capital Partners, LLC pursuant to the October 2007 line of credit agreement. As a result, in December 2008, the Company wrote off the full amount outstanding under the line of credit agreement. No further investments in, or loans to, QCP are anticipated to be made.

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

As of September 30, 2009, we had three standby letters of credit totaling $610,000 in connection with our annual insurance policy renewals. In addition, we had a letter of credit of $295,000 in connection with a contract that we inherited as part of the acquisition of CCI. Other than a $40,000 reduction to the insurance letters of credit in April 2009 and the cancelation of a $200,000 letter of credit for a sponsorship event, there has been no activity on these standby letters of credit.

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

The Company continually projects its anticipated cash needs, which include its operating needs, capital requirements, the TV One funding commitment and principal and interest payments on its indebtedness. Management’s most recent operating income and cash flow projections considered the current economic crisis, which has reduced advertising demand in general, as well as the limited credit environment. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through September 30, 2010 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its borrowing capacity under the Credit Agreement, which was approximately $11.0 million at September 30, 2009. Based on these projections, management also believes it is probable the Company will be in compliance with its debt covenants through September 30, 2010. However, continued economic fluctuations, or other unforeseen circumstances, may negatively impact the Company’s operations and cash flows beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. It should be noted that the interest coverage ratio will change from no less than 1.75 to 1.00 to no less than 2.00 to 1.00 for the period January 1, 2010 to December 31, 2010. It should be further noted that the total leverage ratio will change from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective July 1, 2010 to September 30, 2011. If economic conditions deteriorate unexpectedly to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, seeking its share of distributions from TV One (which requires the consent of third parties) and further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through an amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.

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

Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation.” Under the provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes (“BSM”) valuation option-pricing model and is recognized as expense ratably over the requisite service period.  The BSM incorporates various highly subjective assumptions including expected stock price volatility, for which historical data is heavily relied upon, expected life of options granted, forfeiture rates and interest rates. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that previously recorded.

Goodwill and Radio Broadcasting Licenses

Impairment Testing

    We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of September 30, 2009, we had approximately $714.7 million in broadcast licenses and $138.1 million in goodwill, which totaled $852.8 million, and represented approximately 80.7% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. For the nine months ended September 2009, we recorded approximately $49.0 million in broadcasting license impairment charges, compared to approximately $337.9 million for the same period in 2008. The recording of significant impairment charges has been a recent trend experienced by media companies in general, and is not unique to us.

   Effective January 1, 2002, in accordance with ASC 350, “Intangibles - Goodwill and Other,” we discontinued amortizing broadcasting licenses and goodwill and instead began testing for impairment annually or when events or changes in circumstances or other conditions suggest impairment may have occurred. Our annual impairment testing is performed for assets owned as of October 1. Impairment exists when the carrying value of these assets exceeds its respective fair value. When the carrying value exceeds fair value, an impairment amount is charged to operations for the excess.

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to provide independent analysis when evaluating the fair value of our broadcasting licenses and goodwill. The testing for broadcasting licenses is performed at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a clustering of radio stations into one geographical market. We use the income approach to value broadcasting licenses, which involves a 10-year model that incorporates several judgments and estimates, including, but not limited to: (1) estimated discounted cash flows of a hypothetical market participant; (2) estimated radio market revenue and growth projections; (3) estimated market share and revenue for the hypothetical participant; (4) likely media competition within the market; (5) estimated start-up costs and losses incurred in the early years; (6) estimated profit margins and cash flows based on market size and station type; (7) anticipated capital expenditures; (8) probable future terminal values; (9) an effective tax rate assumption; and (10) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (1) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (2) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (3) estimated average percentages of equity and debt in capital structures.

Valuation of Goodwill

    The impairment testing of goodwill is performed at the reporting unit level. As of September 30, 2009, we had 21 reporting units, which were comprised of our 16 radio markets and five other business divisions. In testing for the impairment of goodwill, we also use the income approach method. The approach involves a 10-year model with similar judgments and estimates as described above, except that the discounted cash flows are generally based on the Company’s estimated and projected market share and operational performance for its owned radio markets or other business divisions. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off to reduce the reporting unit’s carrying value to its estimated fair value.

    Given the economic downturn and limited credit environment, which have weakened advertising demand in general, and have led to declining radio and online advertising revenues, reduced growth expectations, deteriorating profits and cash flows, debt downgrades and fewer sales transactions with lower multiples, we performed interim impairment tests in February 2009 for all radio broadcasting licenses and goodwill and in August 2009 for certain radio broadcasting licenses and goodwill, Reach Media and CCI. For the radio reporting units, in response to the economic downturn and credit predicament, when comparing our annual October 2008 assessment to our interim February 2009 assessment, we kept the discount rate at 10.5%, and increased the Year 1 marketplace revenue decline from (8.0)% to a decline range of (13.1)% to (17.7)%, which also lowered out year revenue projections and market share. Our projections assume a slight recovery in Year 2, which is 2010, with growth rates ranging from 0.3% to 0.5%. Depending on the radio market, the declines in revenues also drove down our profit margins by 150 to 300 basis points, resulting in lower cash flow estimates and terminal values. In the October 2008 assessment for Reach Media, the Year 1 (2009) assumed growth rate was 5.9%. In the August 2009 assessment for Reach Media, the Year 1 (2010) assumed growth rate was 9.9%, primarily due to the amendment effective September 2009 of Reach Media’s sales representation agreement with Radio Networks, whereby the guaranteed revenue to be paid to Reach Media by Radio Networks will be reduced by $2.0 million in the fourth quarter of 2009 (the final quarter for the term of this agreement).  (See Note 1 – Organization and Summary of Significant Accounting Policies.)

    Below are key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual and interim impairment testing performed October 2008 and February and August 2009, respectively.

Radio Broadcasting Licenses	October 1, 2008	February 28, 2009	August 31, 2009 (a)
(In millions)
Annual 2008 and September year-to-date 2009 pre-tax impairment charge	$ 389.1	$ 49.0

Discount Rate	10.5%	10.5%
Year 1 Market Revenue Decline Rate or Range	(8.0)%	(13.1)% - (17.7)%	(22.3)%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.5%
Mature Market Share Range	1.2% - 27.0%	0.9% - 27.0%
Operating Profit Margin Range	20.0% - 50.7%	14.9% - 50.7%

(a)  Reflects changes only to the key assumptions used in the February 2009 interim testing for a certain unit of accounting tested.

Goodwill (Radio Market Reporting Units)	October 1, 2008	February 28, 2009	August 31, 2009 (a)
(In millions)
Annual 2008 and September year-to-date 2009 pre-tax impairment charge	$ 31.0	$ –

Discount Rate	10.5%	10.5%
Year 1 Market Revenue Decline Rate or Range	(8.0)%	(13.1)% - (17.7)%	(19.9)%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.5%
Mature Market Share Range	1.1% - 23.0%	2.8% - 22.0%
Operating Profit Margin Range	18.0% - 60.0%	15.0% - 61.5%

(a)  Reflects changes only to the key assumptions used in the February 2009 interim testing for a certain reporting unit tested.

Below are key assumptions used in the income approach model for estimating the fair value for Reach Media for both the annual October 2008 and interim August 2009 assessments. When compared to the discount rate used for assessing radio market reporting units, the higher discount rate of 14.0% used in these assessments reflects a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on a certain on-air personality. The Company concluded the carrying value for Reach Media goodwill had not been impaired as a result of both the annual October 2008 and interim August 2009 impairment testing.

Goodwill (Reach Media Reporting Unit)	October 1, 2008	August 31, 2009
	(In millions)
Annual 2008 and September year-to-date 2009 pre-tax impairment charge	$ –	$ –

Discount Rate	14.0%	14.0%
Year 1 Revenue Growth Rate (a)	5.9%	9.9%
Long-term Revenue Growth Rate (Years 6 – 10)	2.5%	2.5%
Operating Profit Margin Range	27.2% - 31.3%	28.9% – 33.5%

(a)
Year 1 in the October 2008 assessment is 2009 and Year 1 in the August 2009 assessment is 2010. The Year 1 revenue growth rate increase assumed in the August 2009 assessment is driven by the September 2009 amendment of Reach Media’s sales representation agreement with Radio Networks, whereby the guaranteed revenue to be paid to Reach Media by Radio Networks will be reduced by $2.0 million in the fourth quarter of 2009, which is the final quarter for the term of the agreement.

CCI, an online social networking company, was acquired by the Company in April 2008. The preliminary purchase price accounting was completed for this reporting unit during second quarter 2009. With the weak economy and its negative impact on online advertising, the Company lowered its internal projections for CCI, and interim impairment testing was performed in August 2009. Below are key assumptions used in the income approach model for determining CCI’s fair value as of August 2009. When compared to discount rates for the radio reporting units, the higher discount rate of 17.0% used to value CCI is reflective of discount rates applicable to internet media businesses.  As a result of the interim August 2009 testing, the Company concluded no impairment to the carrying value of CCI goodwill had occurred.

Goodwill (CCI – Within Internet/Publishing Segment)	August 31, 2009
(In millions)
September year-to-date 2009 pre-tax impairment charge	$ -

Discount Rate	17.0%
Year 1 Revenue Growth Rate	13.7%
Long-term Revenue Growth Rate (Year 10)	5.5%
Operating Profit Margin Range	8.8% - 42.9%

 The above three goodwill tables reflect key valuation assumptions used for 13 of our 21 reporting units.  The remaining eight reporting units had no goodwill carrying value balances.

Sensitivity Analysis

    We believe both the estimates and assumptions we utilized when assessing the potential for impairment are individually and in aggregate reasonable; however, our assumptions are highly judgmental in nature. Further, there are inherent uncertainties related to these assumptions and our judgment in applying them to the impairment analysis. While we believe we have made reasonable estimates and assumptions to calculate the fair values, changes in any one assumption or a combination of assumptions, or changes in certain events or circumstances (including uncontrollable events and circumstances resulting from continued deterioration in the economy) could require us to assess recoverability of broadcasting licenses and goodwill at times other than our annual  assessments, and could result in changes to our estimated fair values and further write-downs to the carrying values of these assets. Impairment charges are non-cash in nature, and as with past impairment charges, any future impairment charges will not impact our cash needs or liquidity or our bank covenant compliance.

As of September 30, 2009, we had a total goodwill carrying value of approximately $138.1 million across 13 of our 21 reporting units. The below table indicates the long-term cash flow growth rates assumed in our impairment testing and the long-term cash flow growth/decline rates that would result in additional goodwill impairment. For three of the reporting units, given each of their significant fair value over carrying value excess, any future goodwill impairment is not likely. However, should our estimates and assumptions for assessing the fair values of the remaining 10 reporting units with goodwill worsen to reflect the below or lower cash flow growth/decline rates, additional goodwill impairments may be warranted in the future.

Reporting Unit	Long-Term Cash Flow Growth Rate Used	Long-Term Cash Flow Growth/Decline Rate That Would Result in Impairment (a)

2	2.5%	Impairment not likely
6	1.5%	Impairment not likely
16	2.5%	Impairment not likely
18 (b)	30.5%	26.5%
14	2.5%	2.3%
12	2.0%	1.5%
10	2.5%	1.1%
1	2.5%	0.9%
7	1.5%	0.4%
5	1.5%	0.1%
13	2.0%	0.0%
19	2.5%	(5.8)%
11	2.0%	(6.7)%

(a)
The long-term cash flow growth/decline rate that would result in additional goodwill impairment applies only to further goodwill impairment and not to any future license impairment that would result from lowering the long-term cash flow growth rates used.

(b)	Represents the 10-year compound annual growth rate for cash flow for this reporting unit, instead of the long-term cash flow growth rate.

 Several of the licenses in our units of accounting have no or limited excess of fair values over their respective carrying values. Per the table below, as of September 30, 2009, we appraised the radio broadcasting licenses at a fair value of approximately $864.7 million, which was in excess of the $714.7 million carrying value by $150.0 million, or 21.0%. The fair values of the licenses exceeded the carrying values of the licenses for five of the 16 units of accounting, and have a combined fair value excess of 81.1%. The fair values equaled the carrying values for the remaining eleven units of accounting. Should our estimates, assumptions, or events or circumstances for any upcoming valuations worsen in the units with no or limited fair value excess, additional license impairments may be needed in the future.

	Radio Broadcasting Licenses
	As of
	September 30, 2009	February 28, 2009	Excess
Accounting Unit (a)	Carrying Values ("CV")	Fair Values ("FV")	FV vs. CV	% FV Over CV
	(In thousands)

Unit of Accounting 3	$ 1,289	1,688	$ 399	31.0%
Unit of Accounting 9	34,270	39,041	4,771	13.9%
Unit of Accounting 2	3,086	76,284	73,198	2,371.9%
Unit of Accounting 1	93,394	$ 106,782	13,388	14.3%
Unit of Accounting 16	52,965	111,240	58,275	110.0%
Subtotal - Units of Accounting where FV>CV	185,004	335,035	150,031	81.1%

Eleven Units of Accounting where FV = CV	529,700	529,700	-	0.0%

Total	$ 714,704	$ 864,735	$ 150,031	21.0%

(a)	The units of accounting are not disclosed on a specific market basis so as to not make publicly available sensitive information that could be competitively harmful to the Company.

The following table presents a sensitivity analysis showing the impact on our impairment testing resulting from: (1) a 1% or 100 basis point decrease in industry or reporting unit growth rates; (2) a 1% or 100 basis point decrease in cash flow margins; (3) a 1% or 100 basis point increase in the discount rate; and (4) both a 5% and 10% reduction in the fair values of broadcasting licenses and reporting units.

	Hypothetical Increase in the Recorded Impairment Charge For the Nine Months Ended September 30, 2009
	Broadcasting Licenses	Goodwill
	(In millions)

Pre-tax impairment charge recorded:
Radio Market Reporting Units	$49.0	$-
Reach Media Reporting Unit	$-	$-
CCI - Within Internet/Publishing Segment	$-	$-
Total Impairment Recorded	$49.0	$-

Hypothetical Change for Radio Market Reporting Units:
A 100 basis point decrease in radio industry growth rates	$60.5	$6.7
A 100 basis point decrease in cash flow margin	$13.2	$0.6
A 100 basis point increase in the applicable discount rate	$75.3	$20.2
A 5% reduction in the fair value of broadcasting licenses and reporting units	$26.5	$3.6
A 10% reduction in the fair value of broadcasting licenses and reporting units	$53.0	$16.2

Hypothetical Change for Reach Media Reporting Unit:
A 100 basis point decrease in revenue growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Hypothetical Change for CCI -Within Internet/Publishing Segment:
A 100 basis point decrease in revenue growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

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

Allowance for Doubtful Accounts

We must make estimates of the uncollectability of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the past four years, including the quarter ended September 30, 2009, our historical bad debt results have averaged approximately 5.4% of our outstanding trade receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required.

Revenue Recognition

We recognize revenue for broadcast advertising when the commercial is broadcast and we report revenue net of agency and outside sales representative commissions in accordance with ASC Topic 605, “Revenue Recognition.” When applicable, agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, advertisers remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to us. We recognize revenue for Giant Magazine, mainly advertising, subscriptions and newsstand sales in the month in which a particular issue is available for sale.

CCI, the online social networking company acquired by the Company in April 2008, recognizes its advertising revenue as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable.

Equity Accounting

 We account for our investment in TV One under the equity method of accounting in accordance with ASC 323, “Investments – Equity Method and Joint Ventures.” We have recorded our investment at cost and have adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from net income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. We will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. We have determined that although TV One is a variable interest entity (as defined under ASC 810, “Consolidation”) the Company is not the primary beneficiary of TV One. (See Note 5 - Investment in Affiliated Company for further discussion.)

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

Estimate of Effective Tax Rates

We estimate the provision for income taxes, income tax liabilities, deferred tax assets and liabilities, and any valuation allowances in accordance with ASC 740, “Income Taxes,” as it relates to accounting for income taxes in interim periods. We estimate effective tax rates based on local tax laws and statutory rates, apportionment factors, taxable income for our filing jurisdictions and disallowable items, among other factors. Audits by the Internal Revenue Service or state and local tax authorities could yield different interpretations from our own, and differences between taxes recorded and taxes owed per our filed returns could cause us to record additional taxes.

To address the exposures of unrecognized tax positions, in January 2007, we adopted the provisions from ASC 740 pertaining to the accounting for uncertainty in income taxes, which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of September 30, 2009, we had approximately $6.4 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

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

Fair Value Measurements

The Company has accounted for an award called for in the CEO’s employment agreement (the “Employment Agreement”) as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” According to the Employment Agreement, which was executed in April 2008, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier, if the CEO voluntarily leaves the Company or is terminated for cause.

The Company uses a third party valuation firm to assist with determining the fair value of the award. As of September 30, 2009, the Company reassessed the award and concluded its fair value was approximately $4.3 million. The fair value of the award as of December 31, 2008 was approximately $4.3 million. The fair valuation incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the Financial Accounting Standards Board (“FASB”) issued ASC 105, “Generally Accepted Accounting Principles,” which establishes the ASC as the source of authoritative non-SEC U.S. generally accepted accounting principles (“GAAP”) for non-governmental entities. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements.

      In May 2009, the FASB issued ASC 855, “Subsequent Events,” which addresses accounting and disclosure requirements related to subsequent events. It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated. These requirements are effective for interim or annual financial periods ending after June 15, 2009. The Company has provided the required disclosures regarding subsequent events in Note 14 – Subsequent Events.

 The provisions under ASC 825, “Financial Instruments,” requiring disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies, as well as in annual financial statements became effective for the Company during the quarter ended June 30, 2009. The additional disclosures required under ASC 825 are included in Note 1 – Organization and Summary of Significant Accounting Policies.

      Effective January 1, 2009, the provisions under ASC 350, “Intangibles - Goodwill and Other,” related to the determination of the useful life of intangible assets and requiring additional disclosures related to renewing or extending the terms of recognized intangible assets became effective for the Company. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

  Effective January 1, 2009, the Company adopted an accounting standard update from the Emerging Issues Task Force (“EITF”) consensus regarding the accounting for contingent consideration agreements of an equity method investment and the requirement for the investor to recognize its share of any impairment charges recorded by the investee.  This update to ASC 323, “Investments – Equity Method and Joint Ventures,” requires the investor to record share issuances by the investee as if it has sold a portion of its investment with any resulting gain or loss being reflected in earnings. The adoption of this update did not have any impact on the Company’s consolidated financial statements.

  In March 2008, the FASB issued an update to ASC 815, “Derivatives and Hedging,” related to disclosures about derivative instruments and hedging activities. It requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format.  It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related.  Finally, it requires cross referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Effective January 1, 2009, the Company adopted the updated provisions of ASC 815. The Company’s adoption of the updates had no impact on its financial condition or results of operations.  (See Note 6 – Derivative Instruments and Hedging Activities.)

 In December 2007, the FASB issued ASC 805-10, “Business Combinations,” which requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at fair value.  ASC 805-10 also requires transaction costs related to the business combination to be expensed as incurred. In April 2009, the FASB issued ASC 805-20, “Business Combinations,” which amends and clarifies ASC 805-10 to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. ASC 805-10 and ASC 805-20 are effective for business combinations for which the acquisition date is on or after the January 1, 2009. Effective January 1, 2009, the Company adopted ASC 805-10 and ASC 805-20, which has had no effect on the Company’s consolidated financial statements. The Company expects ASC 805-10 and ASC 805-20 to have an impact on its accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

     In December 2007, the FASB issued updated guidance on ASC 810, “Consolidation,” which changed the accounting and reporting requirements for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The requirements became effective for the Company on January 1, 2009 and changed the accounting and reporting for minority interests, which is now characterized as noncontrolling interests and classified as a component of equity. The updated guidance required retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. Reflected in the December 31, 2008 Form 10-K/A, minority interests characterized as liabilities in the consolidated balance sheet was approximately $2.0 million. This amount has been recharacterized as noncontrolling interest and classified as a component of stockholders’ equity.

     In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 that modified SAB No. 107 regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with provision related to stock compensation under ASC 718, “Compensation – Stock Compensation.” Under SAB No. 107, the use of the “simplified” method was not allowed beyond December 31, 2007. SAB No. 110 allows, however, the use of the “simplified” method beyond December 31, 2007 under certain circumstances. We currently use the “simplified” method under SAB No. 107, and we expect to continue to use the “simplified” method in future periods if the facts and circumstances permit.

     In February 2007, the FASB issued provisions under ASC 825, “Financial Instruments,” which permit companies to choose to measure certain financial instruments and other items at fair value that are not currently required to be measured at fair value. Effective January 1, 2008, the Company adopted the provisions under ASC 825, which provides entities the option to measure many financial instruments and certain other items at fair value. Entities that choose the fair value option will recognize unrealized gains and losses on items for which the fair value option was elected in earnings at each subsequent reporting date. The Company has chosen not to elect the fair value option for any items that are not already required to be measured at fair value in accordance with generally accepted accounting principles.

In February 2008, the FASB delayed the effective date for applying the fair value provisions of ASC 820, “Fair Value Measurements and Disclosures,” to nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  Effective January 1, 2009, we adopted the provisions of ASC 820 for all non-financial instruments accounted for at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on our financial condition or results of operations.

CAPITAL AND COMMERCIAL COMMITMENTS

TV One Cable Network

Pursuant to a limited liability company agreement dated July 18, 2003, the Company and certain other investors formed TV One for the purpose of developing and distributing a new television programming service. At that time, we committed to make a cumulative cash investment in TV One of $74.0 million, of which $60.3 million had been funded as of September 30, 2009. The initial commitment period for funding the capital was extended to January 1, 2010, due in part to TV One’s lower than anticipated capital needs during the initial commitment period.

Long-term debt

The total amount available under our existing Credit Agreement with a syndicate of banks is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. As of September 30, 2009, we had approximately $357.5 million in debt outstanding under the Credit Agreement. We also have outstanding $200.0 million 6 3/8% Senior Subordinated Notes due 2013 and $101.5 million 8 7/8% Senior Subordinated Notes due 2011.  (See “Liquidity and Capital Resources.”)

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 20 years.

Operating Contracts and Agreements

We have other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements that expire over the next five years.

Contractual Obligations Schedule

The following table represents our contractual obligations as of September 30, 2009:

	Payments Due by Period
Contractual Obligations	2009	2010	2011	2012	2013	2014 and Beyond	Total
	(In thousands)

8 7/8% Senior Subordinated Notes(1)	$—	$9,009	$110,519	$—	$—	$—	$119,528
6 3/8% Senior Subordinated Notes(1)	—	12,750	12,750	12,750	206,375	—	244,625
Credit facilities(2)	7,568	33,656	337,074	2,060	—	—	380,358
Other operating contracts/agreements(3)	14,509	29,517	24,892	23,324	11,097	11,302	114,641
Operating lease obligations	2,105	7,309	6,004	4,414	3,718	10,156	33,706
Total	$24,182	$92,241	$491,239	$42,548	$221,190	$21,458	$892,858

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of September 30, 2009.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of September 30, 2009.

(3)
Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements.

Reflected in the obligations above, as of September 30, 2009, we had two swap agreements in place for a total notional amount of $50.0 million. The periods remaining on the swap agreements are 8.5 and 32.5 months.  If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance.

Off-Balance Sheet Arrangements

As of September 30, 2009, we had three standby letters of credit totaling $610,000 in connection with our annual insurance policy renewals. In addition, we had a letter of credit of $295,000 in connection with a contract we inherited as part of the acquisition of CCI.

RELATED PARTY TRANSACTIONS

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”).  The Company sometimes engages in promoting the recorded music product of Music One and Radio One also provides office space and certain administrative services to Music One. All of Radio One’s activities with Music One qualify and are treated as related party transactions and are subject to our policies and procedures for the review, approval or ratification of related party transactions. For the three months and nine months ended September 30, 2009 and 2008, Radio One paid $9,000 and $37,000, and $5,000 and $129,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three months and nine months ended September 30, 2009, the Company provided no advertising services to Music One; however, for the same periods in 2008, the Company provided $0 and $61,000, respectively, in advertising services. As of September 30, 2009, Music One owed Radio One $70,000 for office space and administrative services provided in 2008 and 2007.

The office space and administrative support transactions between Radio One and Music One are conducted at cost and all expenses associated with the transactions are passed through at actual costs.  Costs associated with office space on behalf of Music One are calculated based on square footage used by Music One multiplied by Radio One’s actual per square foot lease costs for the appropriate time period.  Administrative services are calculated based on the approximate hours provided by each Radio One employee to Music One multiplied by such employee’s applicable hourly rate and related benefits allocation.  Advertising spots are priced at an average unit rate. Based on the cross-promotional nature of the activities provided by Music One and received by the Company, we believe that these methodologies of charging average unit rates or passing through the actual costs incurred are fair and reflect terms no less favorable than terms generally available to a third-party.

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

Changes in internal control over financial reporting

      During the three months ended September 30, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In July 2003, a Special Litigation Committee of Radio One’s board of directors approved in principle a tentative settlement with the plaintiffs. The proposed settlement would have provided for the dismissal with prejudice of all claims against the participating Issuers and their officers and directors in the IPO Cases and the assignment to plaintiffs of certain potential claims that the Issuers may have against their underwriters. In September 2003, in connection with the proposed settlement, Radio One’s named officers and directors extended the tolling agreement so that it would not expire prior to any settlement being finalized. In June 2004, Radio One executed a final settlement agreement with the plaintiffs. In 2005, the court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement. On February 24, 2006, the court dismissed litigation filed against certain underwriters in connection with the claims to be assigned to the plaintiffs under the settlement. On April 24, 2006, the court held a Final Fairness Hearing to determine whether to grant final approval of the settlement. On December 5, 2006, the Second Circuit Court of Appeals vacated the district court’s earlier decision certifying as class actions the six IPO Cases designated as “focus cases.” Thereafter, the district court ordered a stay of all proceedings in all of the IPO Cases pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition, but clarified that the plaintiffs may seek to certify a more limited class in the district court. Accordingly, the settlement was terminated pursuant to stipulation of the parties and did not receive final approval.

Plaintiffs filed amended complaints in the six “focus cases” on or about August 14, 2007. Radio One is not a defendant in the focus cases. In September 2007, Radio One’s named officers and directors again extended the tolling agreement with plaintiffs. On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the “focus cases” and to appoint class representatives and class counsel in those cases. The focus cases issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for the class certification in December 2007. On March 16, 2008, the district court denied the motions to dismiss in the focus cases.  In August 2008, the parties to the IPO Cases began mediation toward a global settlement of the IPO Cases.  In September 2008, Radio One’s board of directors approved in principle participation in a tentative settlement with the plaintiffs.  On October 2, 2008, the plaintiffs withdrew their class certification motion.  In April 2009, a global settlement was reached in the IPO Cases and submitted to the district court for approval.   On June 9, 2009, the court granted preliminary approval of the proposed settlement and ordered that notice of the settlement be published and mailed to class members.   On September 10, 2009, the court held a Final Fairness Hearing.  On October 6, 2009, the court granted final approval of the settlement, approved plaintiffs' proposed plan of allocation, and approved, in part, plaintiffs' motion for attorneys' fees and costs.  Upon the effective date, the settlement will result in the dismissal with prejudice of all claims against Radio One and its current and former officers and directors, and Radio One's pro rata share of the settlement fund will be fully funded by insurance.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2008 (the “2008 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2008 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results. The risk factors set forth below is in addition to those in the 2008 Annual Report.

We derive a significant portion of our revenue from a single customer.

We derive a significant portion of our net revenue from a single customer, Radio Networks, LLC (“Radio Networks”), a media representation firm which is owned by Citadel Broadcasting Corporation (“Citadel”).  Reach Media, Inc. (“Reach Media”), a subsidiary of which the Company owns 51%, derives a substantial majority of its net revenue from a sales representation agreement (the “Sales Representation Agreement”) with Radio Networks.  The Sales Representation Agreement calls for Radio Networks to act as Reach Media’s sales representative primarily for advertising airing on 108 affiliate radio stations broadcasting the Tom Joyner Morning Show, and also to serve as its sales representative for internet and events sales.  The Sales Representation Agreement provides for Radio Networks to retain a portion of Reach Media’s advertising revenues only after satisfying certain revenue guarantee obligations to Reach Media. Further, but to a lesser extent, in accordance with ASC 605, “Revenue Recognition,” revenue for Company owned radio stations is also generated from Radio Networks for barter agreements whereby the Company provides advertising time in exchange for programming content (the “RN Barter Revenue”).  As a result of our 51% ownership of Reach Media, we consolidate net revenue derived by Reach Media from the Sales Representation Agreement into our financial statements.  Net revenue attributable to the Sales Representation Agreement and the RN Barter Revenue accounted for approximately 10% or more of our total consolidated net revenues for the three and nine month periods ended September 30, 2009 and 2008, respectively. During the three and nine month periods ended September 30, 2009 and 2008 net revenue attributable to the Sales Representation Agreement and the RN Barter Revenue accounted for 11.5% and 9.8%, respectively, and 12.6% and 10.5%, respectively, of our total consolidated net revenues.  The Sales Representation Agreement commenced January 2003, and in June 2007 Citadel acquired the Sales Representation Agreement as a result of its purchase of ABC Radio Networks from The Walt Disney Company.  If Radio Networks were to cease or substantially alter its relationship with us under the Sales Representation Agreement, it could have a material adverse affect on our business, operating results and financial condition.  The Sales Representation Agreement expires December 31, 2009.  Further, during the quarter ended September 30, 2009, Reach Media and Citadel reached an agreement whereby the revenue guarantee obligation to Reach Media for each of the months of November and December 2009 were reduced by $1.0 million in exchange for prepayment of the newly reduced revenue guarantee obligation for those months.  Payment of the reduced revenue guarantee obligation has been received by Reach Media.  Our ability to replace or renew this agreement with substantially similar terms is not guaranteed. There is no assurance that we would be able to replace this lost net revenue with revenues from new or other existing customers. In addition, any impact from the current global financial crisis and the deteriorating U.S. economy on the business of this customer, or its ability to meet its financial obligations, could potentially have a material adverse affect on our business during the term of the agreement.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2009, we made repurchases of our Class A and Class D common stock pursuant to the $150.0 million stock repurchase program adopted by our board of directors on March 20, 2008.

The following table provides information on our repurchases during the three months ended September 30, 2009:

	(a)		(b)	(c)	(d)
Period	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2009 — September 30, 2009	0	Class A	$ N/A	0	$49,200,637

July 1, 2009 — September 30, 2009	1,878,000	Class D	$0.42	1,878,000	$49,200,637

Total	1,878,000			1,878,000	$49,200,637

(1)
In March 2008, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock through December 31, 2009 of up to $150.0 million, the maximum amount allowable under the Credit Agreement. The amount and timing of such repurchases will be based on pricing, general economic and market conditions, and the restrictions contained in the agreements governing the Company’s credit facilities and subordinated debt and certain other factors. While $150.0 million is the maximum amount allowable under the Credit Agreement, in 2005 under a prior board authorization, the Company utilized approximately $78.0 million to repurchase common stock leaving capacity of $72.0 million under the Credit Agreement.  During the period ended September 30, 2009, the Company repurchased 1.9 million shares of Class D common stock at an average price of $0.42. During the nine month period ended September 30, 2009, the Company repurchased 34,889 shares of Class A common stock at an average price of $0.68 and 22.7 million shares of Class D common stock at an average price of $0.47. For the year ended December 31, 2008 the Company repurchased 421,661 shares of Class A common stock at an average price of $1.32 and 20.0 million shares of Class D common stock at an average price of $0.58. As of September 30, 2009, the Company had approximately $49.2 million in capacity available under the 2008 share repurchase program.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

NASDAQ Listing Status

On October 19, 2009, the Company reported that it had received a letter from The NASDAQ Stock Market advising it that the Company’s Class D, shares traded under the symbol ROIAK, had regained compliance with NASDAQ's minimum bid price listing requirements and were in good standing on The NASDAQ Global Market.  Previously, on October 20, 2008, Radio One had received a notice of deficiency with respect to the Class D shares from NASDAQ notifying the Company that for the 30 consecutive business days preceding the date of the letter, the bid price of the Company’s common stock had closed below the $1.00 per share minimum bid price required for continued listing, and that the Class D shares had 180 days to regain compliance by meeting or exceeding the minimum bid price for a period of at least 10 consecutive trading days.   Enforcement of the rules had been suspended by NASDAQ until August 3, 2009 due to the economic environment.  The letter received from NASDAQ on October 15, 2009 stated that because the Class D shares closed above the $1.00 minimum bid price for the 10 consecutive trading days ended October 14, 2009, the Company had regained compliance and the matter was now closed.  NASDAQ also confirmed that the Company’s Class A shares, traded under the symbol ROIA on The NASDAQ Capital Market, were in compliance with The NASDAQ Stock Market’s continued listing rules.

SEC Comments

The United States Securities and Exchange Commission (the “SEC”) periodically reviews filings made under the Securities Act of 1933 and the Securities Exchange Act of 1934 to monitor and enhance compliance with the applicable disclosure and accounting requirements.  As required by the Sarbanes-Oxley Act of 2002, the SEC undertakes some level of review of each reporting company at least once every three years.  On August 6, 2009, the Company received two letters from the SEC regarding certain disclosures made in its Form 10-K/A for the year ended December 31, 2008 filed March 16, 2009, as amended April 30, 2009, Form 10-Q for the quarterly period ended March 31, 2009 and the Company’s Preliminary Proxy Statement (the “Reviewed Company Filings”).  The letter indicated that the SEC had reviewed the Reviewed Company Filings and suggested certain revisions to the Reviewed Company Filings (the “Comments”).   The Company responded to the Comments by letter dated August 31, 2009.   In response, the SEC issued a follow up comment letter dated September 18, 2009 to which the Company responded September 29, 2009.  On October 8, 2009, the Company received a final comment letter from the SEC.  The Company provided a final response on October 13, 2009.  The SEC sought certain enhanced disclosure with respect to certain matters of executive compensation, impairments, liquidity, major customers and related party transactions.  The Company has included materials responsive to the Comments in this Form 10-Q filing for the quarter ended September 30, 2009 and in its Definitive Proxy Statement filed on November 6, 2009.  After the filing of its Form 10-Q for the period ended September 30, 2009, the Company will be filing a further amended 10-K/A for the year ended December 31, 2008 responsive to the Comments on Compensation Discussion and Analysis and Executive Compensation set forth in the prior Annual Report on Form 10-K/A filed April 30, 2009.  The information in Part III, items 10 -14, will be the only section updated in this second amended Form 10-K/A. The financial statements and related footnotes and disclosures included in Parts I, II and IV of the Form 10-K/A filed April 30, 2009 will not be changed. The updated information in Part III to be included in the forthcoming Form 10-K/A will be consistent with the information set forth in the Company’s Definitive Proxy Statement.  The Company has also agreed to make certain disclosures on a prospective basis with respect to its filings on Forms 10-K and 10-Q.

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

November 9, 2009