Form 10-K/A
period 2008-12-31
RADIO ONE INC
filed 2009-11-18
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

RADIO ONE, INC. AND SUBSIDIARIES

Form 10-K/A (Second Amendment)
For the Year Ended December 31, 2008

TABLE OF CONTENTS

		Page
PART I

	Explanatory Note	1

PART III

Item 10.	Directors and Executive Officers of the Registrant	2
Item 11.	Executive Compensation	7
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	24
Item 13.	Certain Relationships and Related Transactions	27
Item 14.	Principal Accounting Fees and Services	29

PART IV

Item 15.	Exhibits and Financial Statement Schedules	30

SIGNATURES		32

EXPLANATORY NOTE

    Radio One, Inc. (“Radio One” or the “Company”) is filing this Amendment No. 2 ("Amendment") on Form 10-K/A to its Annual Report on Form 10-K/A for the fiscal year ended December 31, 2008 to provide additional information required by Part III of Form 10-K. As noted in our Definitive Proxy Statement filed November 6, 2009 (the “Definitive Proxy Statement”), we received certain comments from the United States Securities and Exchange Commission (the “SEC”) regarding certain disclosures made in our Form 10-K/A for the year ended December 31, 2008 and our previously filed preliminary proxy statement (the “SEC Comments”). The Part III information included in this Amendment includes information responsive to all of the relevant SEC Comments. Thus, the following Part III materials replace in their entirety those Part III materials as set forth in our Annual Report on Form 10-K/A filed April 30, 2009. The updated information contained herein is consistent with the information set forth in our Definitive Proxy Statement.  This Amendment does not change the previously reported financial statements or any of the other disclosures contained in Part I, Part II or Part IV of the Form 10-K/A, which was filed on April 30, 2009. This Amendment does not reflect events occurring after the filing of the Form 10-K/A, nor does it modify or update disclosures therein in any way other than as required to reflect the amendment set forth below. Among other things, forward-looking statements made in the Form 10-K/A have not been revised to reflect events that occurred or facts that became known to us after the filing of the Form 10-K/A, and such forward-looking statements should be read in their historical context.

    As a result of this amendment, the management certifications filed or furnished as exhibits to the first amended Form 10-K/A have been re-executed and re-filed or refurnished, as applicable, as of the date of this second amended Form 10-K/A.

    Except as described above, and for corrections of certain typographical errors of an immaterial and non-financial nature, this Form 10-K/A does not amend, update or change the financial statements or any other items or disclosures made to the Form 10-K/A for the year ended December 31, 2008.

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

Terry L. Jones Director since 1995 Age: 62
Since 1990, Mr. Jones has been President of Syndicated Communications, Inc. (“Syncom”), a communications venture capital investment company, and its wholly owned subsidiary, Syncom Capital Corporation.  He joined Syncom in 1978 as a Vice President.  Mr. Jones serves in various capacities, including director, president, general partner and vice president, for various other entities affiliated with Syncom.  He also serves on the board of directors of Iridium Satellite LLC, TV One, LLC (“TV One”), Syncom Management Company, Inc. and Cyber Digital Inc., a publicly held company.

Brian W. McNeill Director since 1995 Age: 53
Mr. McNeill is a founder and Managing General Partner of Alta Communications.  He specializes in identifying and managing investments in the traditional sectors of the media industry, including radio and television broadcasting, outdoor advertising and other advertising-based or cash flow-based businesses.  Mr. McNeill currently serves on the board of directors of several companies in the radio and television industries, including Una Vez Mas.  He joined Burr, Egan, Deleage & Co. as a general partner in 1986, where he focused on the media and communications industries. Previously, Mr. McNeill formed and managed the Broadcasting Lending Division at the Bank of Boston.  He received an MBA from the Amos Tuck School of Business Administration at Dartmouth College and graduated  magna cum laude  with a degree in economics from the College of the Holy Cross.

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

D. Geoffrey Armstrong Director since 2001 Age: 52
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

B. Doyle Mitchell, Jr. Director since 2008 Age: 47
B. Doyle Mitchell, Jr. is President and CEO of Industrial Bank, N.A., in the Washington, DC metropolitan area.  He was elected to the board of directors of Industrial Bank, N.A. in 1990 and has been President since 1993.  Mr. Mitchell serves on the board of directors of the Federal City Council, the Luke C. Moore Academy, Sewell Music Conservatory, Leadership Greater Washington, the Washington Performing Arts Society, the Greater Prince Georges Business Roundtable and the D.C. Chamber of Commerce, of which he was Chairman in 2001, and is one of the owners of the Washington Nationals Baseball Team.

Controlled Company Exemption

We are a “controlled company” under rules governing the listing of our securities on the NASDAQ Stock Market because more than 50% of our voting power is held by Catherine L. Hughes, our Chairperson of the Board and Secretary, and Alfred C. Liggins, III, our CEO and President.  See “Security Ownership of Beneficial Owners and Management” in Item 12 below.  Therefore, we are not subject to NASDAQ Stock Market listing rules that would otherwise require us to have: (i) a majority of independent directors on the board; (ii) a compensation committee composed solely of independent directors; (iii) a nominating committee composed solely of independent directors; (iv) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (v) director nominees selected, or recommended for the board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

Committees of the Board of Directors

The board has a standing audit committee, compensation committee and nominating committee.

Audit Committee

The audit committee consists of D. Geoffrey Armstrong, Brian W. McNeill and B. Doyle Mitchell, Jr., each of whom satisfies the requirements for audit committee membership under the listing standards of the NASDAQ Stock Market.  Each of the audit committee members is independent, as that term is defined in Rule 5605 of the NASDAQ Marketplace Rules.  The board of directors has determined that both Mr. Armstrong and Mr. Mitchell qualify as “audit committee financial experts” as defined by Item 401(h) of Regulation S-K of the Securities Act of 1933.  The board has adopted a written audit committee charter, which is available on our website at www.radio-one.com/about/audit_committee.asp.  The audit committee met seven times during 2008.

The audit committee is responsible for oversight of the quality and integrity of the accounting, auditing and reporting practices of Radio One, and as part of this responsibility the audit committee:

•	selects our independent registered public accounting firm;

•	reviews the services performed by our independent registered public accounting firm, including non-audit services, if any;

•	reviews the scope and results of the annual audit;

•	reviews the adequacy of the system of internal accounting controls and internal control over financial reporting;

•	reviews and discusses the financial statements and accounting policies with management and our independent registered public accounting firm;

•	reviews the performance and fees of our independent registered public accounting firm;

•	reviews the independence of our registered public accounting firm;

•	reviews the audit committee charter; and

•	reviews related party transactions, if any.

AUDIT COMMITTEE REPORT

This report is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any of Radio One’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this proxy statement and irrespective of any general incorporation language in any such filing.

The audit committee’s responsibilities are described in its written charter adopted by the board. The audit committee charter is posted on Radio One’s website located at www.radio-one.com/about/audit_committee.asp. The audit committee fulfills its responsibilities through periodic meetings with our independent registered public accounting firm and management.  The audit committee reviews the financial information that will be provided to stockholders and others, the systems of internal controls that management and the board have established, and the audit process. In fulfilling these responsibilities, the committee, among other things, oversees the independent registered public accounting firm and confirms their independence, oversees internal accounting and financial staffing, reviews financial statements, earnings releases and accounting matters, and reviews related party transactions.  Management is responsible for the financial statements and the reporting process, including the system of internal controls.  The independent registered public accounting firm are responsible for expressing an opinion on the conformity of those audited financial statements with accounting principles generally accepted in the United States.

The committee meetings regularly included separate sessions with the independent registered public accounting firm, in each case without the presence of Radio One’s management.  As part of its oversight of Radio One’s financial statements, the committee reviewed and discussed with both management and the independent registered public accounting firm the audited financial statements included in the Annual Report on Form 10-K/A for the year ended December 31, 2008 and quarterly operating results prior to their issuance.  During 2008, management advised the committee that each set of financial statements reviewed had been prepared in accordance with generally accepted accounting principles and reviewed significant accounting and disclosure issues with the committee.  The committee also held discussions with management and the independent registered public accounting firm regarding the effectiveness of Radio One’s internal control over financial reporting in accordance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  The committee also discussed with the independent registered public accounting firm the matters required to be discussed by Statement on Auditing Standards No. 61, “Communications with Audit Committees,” as amended, which includes, among other items, matters related to the conduct of the annual audit of Radio One’s financial statements. In addition, the committee discussed with the independent registered public accounting firm the registered public accounting firm's independence from Radio One and its management, including the matters in the written disclosures required by Independence Standards Board Standard No. 1, “Independence Discussions with Audit Committees,” and the committee satisfied itself as to the independent registered public accounting firm's independence.

In reliance on the reviews and discussions referred to above, the committee recommended to the board, and the board approved, the inclusion of the audited financial statements in Radio One’s Annual Report on Form 10-K/A for the year ended December 31, 2008, for filing with the SEC.

Respectfully submitted,

Audit Committee:

D. Geoffrey Armstrong
Brian W. McNeill
B. Doyle Mitchell, Jr.

Compensation Committee

Our compensation committee consists of Terry L. Jones, Brian W. McNeill and D. Geoffrey Armstrong.  The compensation committee held six formal meetings during 2008, as well as multiple informal meetings and discussions among the members.  The board has adopted a written compensation committee charter.  The functions of the compensation committee include:

•	reviewing and approving the salaries, bonuses and other compensation of our executive officers, including stock option or restricted stock grants;

•	establishing and reviewing policies regarding executive officer compensation and perquisites; and

•	performing such other duties as shall from time to time be delegated by the board.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During the last completed fiscal year, which ended on December 31, 2008, the compensation committee was comprised of Terry L. Jones, D. Geoffrey Armstrong and Brian W. McNeill.   None of those members is or has been an officer or employee of the Company, and no executive officer of the Company served on the compensation committee or board of any entity that employed any member of the Company’s compensation committee or board of directors.  Mr. Jones is the President of Syndicated Communications, Inc.  For a description of relationships between Radio One and Syndicated Communications, Inc., see “Certain Relationships and Related Transactions.”

COMPENSATION COMMITTEE REPORT

    This report is not soliciting material, is not deemed filed with the SEC and is not incorporated by reference in any of Radio One’s filings under the Securities Act of 1933 or the Securities Exchange Act of 1934, whether made before or after the date of this proxy statement and irrespective of any general incorporation language in any such filing.

    Director Terry L. Jones was the Chairperson and directors Brian W. McNeill and D. Geoffrey Armstrong served on the compensation committee.  The compensation committee has reviewed the performance of the executive officers of Radio One, Inc. and approved their 2008 compensation, including salary and cash and equity bonus amounts.  The compensation committee also has reviewed and discussed the Compensation Discussion and Analysis for the fiscal year ended December 31, 2008, with the management of Radio One. Based on its review and discussion, the compensation committee recommends that this Compensation Discussion and Analysis be included in Radio One’s proxy statement relating to the 2009 annual meeting of stockholders.

Respectfully submitted,

Compensation Committee:

Terry L. Jones, Chairman
Brian W. McNeill
D. Geoffrey Armstrong

Nominating Committee

Our nominating committee consists of Alfred C. Liggins, III, Catherine L. Hughes, Terry L. Jones and Brian W. McNeill.  The nominating committee is responsible for recommending the criteria for selection of board members and assisting the board in identifying candidates.  The nominating committee held one meeting during 2008.  The nominating committee does not have a charter.

The nominating committee reviews the qualifications of all persons recommended by stockholders as nominees to the board of directors to determine whether the recommended nominees will make good candidates for consideration for membership on the board. The nominating committee has not established specific minimum qualifications for recommended nominees. However, as a matter of practice, the nominating committee evaluates recommended nominees for directors based on their integrity, judgment, independence, financial and business acumen, relevant experience, and their ability to act on behalf of all stockholders, as well as meet the needs of the board.  Following such evaluation, the nominating committee will make recommendations for director membership and review the recommendations with the board, which will decide whether to invite the candidate to be a nominee for election to the board.  The nominating committee recommended to the board that the incumbent directors be nominated for re-election to the board at the annual meeting.

For a stockholder to submit a candidate for consideration to the nominating committee, a stockholder must notify Radio One’s Assistant Secretary.  To make a recommendation for director nomination in advance of an annual meeting of Radio One, a stockholder must notify Radio One’s Assistant Secretary in writing no later than 120 days prior to the anniversary of the date of the prior year’s annual meeting proxy statement. Notices should be sent to:

Assistant Secretary
Radio One, Inc.
5900 Princess Garden Parkway, 7th Floor
Lanham, MD 20706

All notices must include all information relating to the stockholder and the proposed nominee that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for elections of directors under the proxy rules of the United States Securities Exchange Commission.

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

Peter D. Thompson Executive Vice President and Chief Financial Officer Age: 45
Mr. Thompson has been Chief Financial Officer (“CFO”) of Radio One since February 2008.  Mr. Thompson joined the Company in October 2007 as the Company’s Executive Vice President of Business Development. Prior to his employment with the Company, Mr. Thompson worked on various business development projects for Radio One.  Prior to working with the Company, Mr. Thompson served as a public accountant and spent 13 years at Universal Music in the United Kingdom, five of them as CFO.

Barry A. Mayo President, Radio Division Age: 57
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

Linda J. Vilardo Vice President, Assistant Secretary and Chief Administrative Officer Age: 52
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

COMPENSATION DISCUSSION AND ANALYSIS

The Company’s compensation committee (for purposes of this discussion, the “Committee”) is appointed by the Board and has responsibility for establishing, implementing and monitoring adherence to the Company’s compensation philosophy. The Committee oversees the compensation of the Company’s executive officers and determines the compensation of the Chairperson and the CEO.  The Committee strives to ensure that the total compensation paid to the Company’s named executive officers is fair, reasonable and competitive and provides an appropriate mix of different compensation elements that find a balance between current versus long-term compensation and cash versus equity incentive compensation.  We are a “controlled company” under the NASDAQ listing rule as more than 50% of our voting power is held by Catherine L. Hughes, our Chairperson of the Board and Secretary, and Alfred C. Liggins, III, our CEO and President.  While we are therefore not subject to NASDAQ rules that would require us to have a compensation committee composed solely of independent directors, a majority of the members of the Committee are independent directors.  Throughout this discussion, we refer to the individuals who served during calendar year 2008 as the Company’s Chairperson, CEO, Chief Financial Officer (“CFO”), Chief Administrative Officer (“CAO”) and President-Radio Division (“PRD”), as the Company’s “named executive officers.”

Compensation Policies and Philosophy

The overall objective of our compensation plan is to attract, motivate, retain and reward the top-quality management that we need in order to operate successfully and meet our strategic objectives, including our diversification into a broader multi-media company.  To achieve this, we aim to provide a compensation package that is competitive in the markets and industries in which we compete for talent, provides rewards for achieving financial, operational and strategic performance goals and aligns executives’ financial interests with those of our stockholders.

We operate in the intensely competitive media industry, which is characterized by rapidly changing technology, evolving industry standards, frequent introduction of new media services, price and cost competition, limited advertising dollars, and extensive regulation.  We face many aggressive and well-financed competitors.  In this environment, our success depends on attracting and maintaining a leadership team with the integrity, skills, and dedication needed to manage a dynamic organization and the vision to anticipate and respond to future market developments.  We use our executive compensation program to help us achieve this objective. Part of the compensation package, principally the annual salary, benefits and perquisites, is designed to enable us to assemble and retain a group of executives who have the collective and individual experience and abilities necessary to run our business to meet these challenges.  Other parts, principally the annual bonus opportunity and the stock-based awards, are intended to focus these executives on achieving financial results that enhance the value of our stockholders’ investment.  At the same time, the compensation structure is flexible, so that we can meet the changing needs of our business over time and reward executive officers and managers based on the financial performance of operations under their control.

Our compensation packages also take into account the economic and general business conditions at the time in which compensation decisions are made.  While we may adjust and refine our compensation packages as operating conditions change, we believe it is important to maintain consistency in our compensation philosophy and approach.  We recognize that value-creating performance by an executive or group of executives does not always translate immediately into appreciation of our stock price, particularly in periods of industry transformation and/or general economic stress such as the one we are currently experiencing.  Management and the Committee are aware of the impact that industry transformation and the current economic crisis has had on the Company’s stock price, but the Committee intends to continue to reward management performance based on its belief that over time strong operating performance will be reflected through stock price appreciation.  In the context of industry decline, the Committee also believes that performance as measured against the industry in general and relative to the markets in which we operate should be given consideration.  That said, we believe that it is appropriate for certain components of compensation to decline during periods of economic stress, reduced earnings and significantly lower stock prices.  It is in this overall context that we negotiated certain employment arrangements and set 2008 incentive compensation.

Process

The Committee meets periodically throughout the year.  In addition, members of the Committee discuss compensation matters with our CEO and CFO and among themselves informally outside of meetings.    The CEO may make recommendations to the Committee concerning the amount and form of compensation to all named executive officers.  In establishing the compensation levels for Radio One’s Chairperson and CEO, the Committee itself engaged the services of Pearl Meyers & Partners, LLC, a nationally recognized compensation consultant (“Pearl Meyers”) and outside counsel to ensure compliance with its fiduciary duties. The Committee uses its compensation consultant to provide advice that will assist in the continual development and evaluation of compensation policies and the Committee’s determinations of compensation awards. The role of the outside consultant is to provide a broader market view, access to data and independent, third-party advice and expertise in executive compensation issues.  The outside consultant, however, is not consulted by the Committee on all executive compensation issues or all aspects of any particular issue, but is used as the Committee deems appropriate.

The Committee uses judgment and discretion rather than relying solely on formulaic results. The Committee considers a number of qualitative and quantitative factors, including the competitive market for executives, the level and types of compensation paid to executive officers in similar positions by comparable companies, performance in the context of the economic environment relative to other companies, vision and ability to create further growth,  the ability to lead others and an evaluation of Radio One’s financial and operational performance.  We review the compensation paid to executives at other radio broadcasting companies as a reference point for determining the competitiveness of our executive compensation and to determine a competitive range of compensation observed in the marketplace.  For 2008, our peer group of radio broadcasting companies included Citadel Broadcasting Corporation, Cox Radio, Inc., Emmis Communications Corp., Entercom Communications Corp. and Saga Communications, Inc. The major compensation elements that may be examined in that analysis could include: base salary; actual total cash compensation (base salary plus annual bonus); and total direct compensation (base salary plus annual bonus plus the expected value of long-term incentives). In addition, given the diversity of our business, the Committee may review the compensation practices at companies with which it competes for talent, including television, cable, film, online, software and other publicly held businesses with a scope and complexity similar to ours.  However, the Committee does not attempt to benchmark or set each compensation element for its named executive officers within a particular range or percentile related to levels provided by industry peers.  Rather, the Committee uses market comparisons as one factor in making compensation decisions and to understand current compensation trends and practices in the marketplace. Other factors considered when making individual executive compensation decisions include individual contribution and performance, reporting structure, internal pay relationships, complexity and importance of roles and responsibilities, leadership and growth potential.

Principal Components of Executive Compensation

    We seek to achieve our compensation philosophy through three key compensation elements:

•	base salary;

•	a performance-based annual bonus (that constitutes the short-term incentive element of our program), which may be paid in cash, restricted stock shares or a combination of these; and

•
grants of long-term, equity-based compensation (that constitute the long-term incentive element of our program), such as stock options and/or restricted stock shares, which may be subject to time-based and/or performance-based vesting requirements.

The Committee believes that this three-part approach is consistent with programs adopted by similarly situated companies, allows us to stay competitive in our industry and best serves the interests of our stockholders by linking significant components of executive compensation to company performance.  The approach enables us to meet the requirements of the competitive environment in which we operate, while ensuring that named executive officers are compensated in a manner that advances both the short-term and long-term interests of our stockholders.  Under this approach, compensation for our named executive officers involves a high proportion of pay that is “at risk,” namely, the annual bonus and the value of stock options and restricted stock units.  Stock options and/or restricted stock units relate a significant portion of each named executive officer’s long-term remuneration directly to the stock price appreciation realized by our stockholders.

Base salary.  Our objective with respect to base salary is to pay our executives compensation that is competitive in the marketplace and reflects the level of responsibility and performance of the executive, the executive’s experience and tenure, the scope and complexity of the position, the compensation of the executive compared to the compensation of our other key salaried employees, the compensation paid for comparable positions by other companies in the radio broadcast industry, and the performance of our Company.

Non-Equity Incentive Plan Compensation. Our executives are eligible to receive an annual bonus intended to provide financial incentives for performance and to align the goals and performance of the executive to our overall objectives.  The Committee has significant flexibility in awarding cash bonuses.  The Committee may consider, among other things, year-to-year revenue growth compared to that of the radio industry in general or the markets in which we operate, same station revenue, operating performance versus our business plan, acquisitions and divestitures, employee retention, sales and operating initiatives, and stock price performance compared to the industry peer group.  Bonus recommendations for named executive officers other than the CEO are proposed by the CEO, reviewed, revised when appropriate, and approved by the Committee.  The Committee establishes the bonus level for the CEO.

Long-term Incentives.  We believe that equity ownership by Company executives provides incentive to build stockholder value, aligns the interests of the executives with the interests of stockholders and serves as motivation for long-term performance.  The Company’s equity incentive compensation program is designed to recognize scope of responsibilities, reward demonstrated performance and leadership, align the interests of the named executive with those of our stockholders and retain key employees. We believe that providing grants of stock options and/or restricted stock shares effectively focuses the named executives on delivering long-term value to our stockholders because options only have value to the extent the price of our stock on the date of exercise exceeds the stock price on the grant date, and shares of restricted stock reward and retain the named executive officer by offering them the opportunity to receive shares of stock on the date the restrictions lapse so long as they continue to be employed by the Company.   Until May 5, 2009, stock awards were made pursuant to the Radio One Amended and Restated 1999 Stock Option and Restricted Stock Grant Plan, which was approved by our stockholders (as amended, the “1999 Stock Plan”).  The 1999 Stock Plan expired by its terms on March 10, 2009.  At our 2009 annual stockholders meeting, we are proposing to adopt a new stock plan to align the interests of the executives with the interests of stockholders.

Under the 1999 Stock Plan, the Committee could award stock options or grant restricted stock to any executive officer or other eligible participants, on its own initiative or at the recommendation of management.   The Committee determines the number of incentive awards granted to our named executive officers on an individual, discretionary basis.  The level of long-term incentive compensation generally is determined with consideration given to total compensation provided to named executive officers, publicly available market data on total compensation packages, the value of long-term incentive grants at peer companies, total stockholder return, stockholder dilution and input from the CEO.   In accordance with our Stock Plan Administration Procedures, as approved by the Committee, the grant date and pricing date for awards approved by the Committee to named executive officers (other than a company-wide grant) is the next monthly grant date immediately following the meeting of the Committee at which the awards were approved.  Under our Stock Plan Administration Procedures, monthly grant dates are generally defined as the fifth day of each month, or the next NASDAQ trading day in the event the fifth day is not a business day.  For example, if the Committee approved an award at any time between January 5, 2010 and February 4, 2010, the applicable monthly grant date would be February 5, 2010, and, thus, the grant date and pricing date would be February 5, 2010.  If the Committee approved an award at any time between February 5, 2010 and March 4, 2010, the applicable monthly grant date would be March 5, 2010, and, thus, the grant date and pricing date would be March 5, 2010.  However, it is also our practice in granting options or stock awards to wait for the release of any material non-public information and settlement of that information in the marketplace.  Thus, for example, if the Committee approved an award at any time between January 5, 2010 and February 4, 2010 and it was determined that material non-public information existed, the grant date for the awards would be delayed until March 5, 2010, assuming the information in question was communicated to the marketplace prior to such date.  The Stock Plan Administration Procedures, as approved by the Committee, would remain in effect under any new stock plan.

In accordance with the Company’s Stock Plan Administration Procedures, in 2008 the grant date of equity awards (stock options and restricted stock) to the named executive officers occurred on June 5, 2008.  The closing price of shares of the Company’s Class D common stock on that date was $1.41.

When authorized by the Committee to do so, the CEO or CFO may make stock option awards or restricted stock grants to new hires, contractors or consultants and to existing employees upon promotion or other change in employee status, in accordance with the Committee’s delegation of authority.  Historically, we have utilized stock options as our primary means of providing long-term incentive compensation. Accounting Standards Codification ("ASC") Topic 718, "Compensation - Stock Compensation," sets forth accounting requirements for share-based compensation to employees using a fair-value based method.  We did not make a company-wide grant of stock options or other equity incentive awards in 2008.

2008 Base and Other Compensation Decisions

Compensation to Chairperson and Founder

 On April 16, 2008, the Company  entered into a three (3) year employment agreement with Catherine L. Hughes, the Company’s Chairperson and Founder.  Ms. Hughes’ employment agreement provides for an annual base salary of $750,000 that may be increased annually in the discretion of the Committee.  Ms. Hughes is also eligible for an annual incentive bonus to be awarded in the sole discretion of the Committee, up to a maximum of $250,000.  In determining the Chairperson and Founding Advisor’s base compensation and bonus potential, the Committee consulted with Pearl Meyers and considered a variety of factors including Ms. Hughes' contributions as a spokesperson and the “public face” of Radio One, her unique stature within the African-American community, her ability to draw artists, entertainers and political figures to the various Radio One properties and her continuing contributions to the Company and its subsidiaries as both a radio and media personality.  In addition, the Committee noted that the Chairperson is active in the Company’s strategic leadership including leading, coordinating and organizing community events and discussions on issues affecting the industry or the African-American community.  In determining to increase the Chairperson’s base salary from approximately $450,000 in 2007 to $750,000 in 2008, the Committee noted that Ms. Hughes’ base compensation had remained effectively flat since 2002, with only cost of living adjustments.  The Committee further considered that the Chairperson’s previous compensation did not take into account her current more dynamic role as both a business advisor and as a media personality.  In comparing the base compensation paid to Ms. Hughes versus other industry executives, the Committee once again noted Ms. Hughes’ more dynamic role and determined that Ms. Hughes is a unique Company asset and uniquely situated in her role with the Company.

In conjunction with her employment agreement, the Chairperson was granted options to purchase 600,000 shares of Class D common stock as well as 150,000 restricted shares of Class D common stock.  These options and restricted shares were awarded under the 1999 Stock Plan.  Both grants will vest ratably annually over the life of the three year employment agreement or alternatively, fully in the event of a Change of Control of the Company (as defined in the 1999 Stock Plan).   The Committee determined the number of incentive awards granted to the Chairperson in the manner described above in the section titled “Principal Components of Executive Compensation, Long-term Incentives.”

Compensation to Chief Executive Officer

Background

The CEO’s prior employment agreement expired in April 2005.  Between that time and April 2008, given the shift in media spend over the past several years, the Company has diversified, and continues to diversify, its business to become a multi-media content provider to the African-American consumer.   The Company’s media portfolio now includes our interest in TV One, our 51% interest in Reach Media, our acquisition of Giant Magazine, and, most recently, our acquisition of Community Connect Inc.   Mr. Liggins was the chief architect of this diversification, and was the founding visionary of TV One, individually formulating the concept and taking the lead in bringing the concept into existence.  Against this backdrop and looking to the future, the Board and the Committee determined that Mr. Liggins is both a unique asset and uniquely situated to lead Radio One into the future.

In the early part of 2006, Mr. Liggins and the Committee began negotiating a new employment agreement.  The Committee engaged the services of Pearl Meyers to assist and advise the Committee with its deliberations with respect to overall compensation for the CEO.  The Committee’s focus was twofold.  First, it sought to structure incentives designed to maximize overall shareholder value in the context of the Company’s diversification strategy.  Second, it sought to cure past compensation arrangements the results of which the Committee deemed punitive to Mr. Liggins.  With input from Pearl Meyers and outside counsel, the Committee considered publicly available data concerning compensation programs offered by other companies.  The Committee did not attempt to benchmark or set any compensation element for the CEO within a particular range related to levels provided by industry peers. Rather, the Committee used market comparisons as one factor in making its compensation decision.  In reviewing these comparables, the Committee analyzed the complexity and diversity of the business models of these peers, as well as the contributions of the executives responsible for the creation, operation and strategic oversight of those models.  The process was both dynamic and vigorous, with the Committee meeting numerous times, having multiple discussions and reviewing various proposals before approving the final compensation package.

Base Salary, “Signing Bonus” and Performance Bonus

On April 16, 2008, the Company  entered into a three (3) year employment agreement with Mr. Liggins.  The employment agreement provides for an annual base salary of $980,000 that may be increased annually in the discretion of the Committee.   Mr. Liggins also received a $1,000,000 “signing bonus” which served as a retroactive compensation adjustment, as it was determined that the CEO was underpaid for the three years prior to execution of the 2008 employment agreement.  Under the terms of his employment agreement, the CEO’s bonus award has two components.  The first component, equaling 50% of the award, is based on the achievement of the pre-established individual and Company performance goals, as determined by the Committee in consultation with the CEO.  The performance goals for the CEO for 2008 are discussed in more detail in the section below regarding 2008 individual performance reviews and performance-based annual bonus decisions. The second component, equaling the balance of the award, is determined at the discretion of the Committee.  The CEO’s bonus award may not in the aggregate exceed his annual base salary. The bonus is typically paid in the first quarter of the year following the year for which the bonus is earned, if applicable.

As noted above, in setting compensation for executives, including the CEO, the Committee reviewed the compensation paid to executives at other radio broadcasting companies as a reference point for determining the competitiveness of our executive compensation and to obtain a general understanding of current compensation practices.  In fulfilling its mandate to ensure that the total compensation paid to Mr. Liggins was fair, reasonable and competitive, the Committee reviewed the compensation paid to chief executives at other radio broadcasting companies to determine if Mr. Liggins’ compensation was “in the ballpark” with respect to fair, reasonable and competitive compensation and to establish a starting place in its compensation review.   This process also helped the Committee to fulfill its fiduciary duties to avoid the waste of corporate assets by providing a construct within which to set Mr. Liggins’ compensation without overpaying versus the market for similar executive talent. In reviewing compensation data for the CEO, the Committee started by comparing Mr. Liggins' salary to that of chief executives at a historical “peer group” of pure-play radio broadcasting companies that the Company had compared itself to prior to its business diversification.  This historical peer group included Citadel Broadcasting Corporation, Cox Radio, Inc., Emmis Communications Corp., Entercom Communications Corp. and Saga Communications, Inc. (the “Historical Peer Group”).   The Committee used publicly available data (such as data filed with the SEC in proxy statements) for market comparisons as a beginning basis for making its compensation decision.  For example, the Committee reviewed total annual compensation paid to executives at the Historical Peer Group companies and contrasted that to the total annual compensation opportunities made available to the CEO.  In reviewing the data, the Committee observed that Mr. Liggins’ past compensation made him an outlier (to the low side) with respect to our Historical Peer Group.  However, given the complexity of our multi-media platform versus pure-play radio broadcasting companies, the Committee determined that benchmarking against chief executives at the Historical Peer Group companies, while of some value, would have understated the value of the contributions of the CEO because, in the Committee’s view, the management, vision and leadership abilities required to lead a multi-media company are somewhat broader than those required to lead a pure-play radio broadcasting company.   Thus, the Compensation Committee considered other factors in setting Mr. Liggins' compensation including the complexity of our business model versus those of the Historical Peer Group, individual contribution and performance, reporting structure, internal pay relationships, community and industry prominence, and leadership and growth potential.  Considering all of these factors, and having made a determination that there was no directly comparable company or companies with which to benchmark against, the Committee determined that the CEO’s annual base salary of $980,000 reflected current market compensation and that retroactive compensation was warranted in the form of the $1,000,000 “signing bonus” to remedy past underpayments of base salary.  The Committee arrived at the amount of the $1,000,000 signing bonus through the exercise of its discretion and business judgment as it considered the additional duties Mr. Liggins held versus the Historical Peer Group over the three-year period he was employed without an employment agreement, his contributions in leading the Company’s diversification effort and his outlier compensation (to the low side) with respect to the Historical Peer Group.

       “Make-Whole Payment”

In 2008, in addition to his compensation for such year, the Company paid a “make-whole” payment of $4,800,000, which is included in the annual bonus payments in the Summary Compensation Table.  On April 9, 2001, as required by the terms of his prior employment agreement with the Company, Mr. Liggins purchased 1,500,000 shares of the Company’s Class D common stock at a purchase price of $14.07 per share.  The stock was purchased with the proceeds of a full recourse loan from the Company in the amount of approximately $21.1 million. The loan accrued interest at an annual rate of 5.80% (adjustable based on the applicable federal rate). Mr. Liggins made an interest payment on the loan in the amount of $2.0 million in December 2004. Mr. Liggins made a principal repayment of approximately $17.8 million on his loan in February 2005 and repaid the full remaining balance of the loan in an amount of approximately $6.0 million in March 2005.  The repayment of approximately $17.8 million was effected using 1,125,000 shares of the Company’s Class D common stock owned by the CEO valued at a per share price of $15.82.  All shares transferred to the Company in satisfaction of this loan have been retired.  The remaining sums paid by the CEO were paid in cash.

Over the four-year period that the loan was outstanding, Mr. Liggins’ total compensation was slightly over $4,000,000.  The Committee determined that the out-of-pocket interest payments resulted in Mr. Liggins in effect working for a net negative compensation over that period.  After consideration of the unique circumstances concerning that loan arrangement, the Committee deemed the end result of this particular arrangement, when viewed in hindsight, as having been punitive to the CEO, a result that had not been the intent of the Board in structuring the loan.  Therefore, the "make-whole" payment was designed to reimburse Mr. Liggins for the interest paid to the Company under the terms of the loan arrangement.  Understanding that the "make-whole" payment represented a significant cash outlay, the Committee structured it in a manner to permit deferment in order to meet the Company's cash flow needs and to maintain debt covenant compliance.  However, deferment was not required as the Company had adequate capital and cash flows to make such payment and maintain its covenant compliance during the second quarter of 2008.  The Committee believes this compensation element provided an appropriate remedy for the unintended consequences of a loan/stock purchase arrangement which had as its original purpose to incent and reward Mr. Liggins’ performance.

TV One Award

Under the terms of his employment agreement, Mr. Liggins is eligible to receive an amount equal to eight percent (8%) of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One (the “TV One Award”).  The Company’s obligation to pay the TV One Award will be triggered (i) only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and (ii) only upon actual receipt of (A) distributions of cash or marketable securities or (B) proceeds from a liquidity event with respect to the Company’s membership interest in TV One.  In June 2008, the Company engaged a third-party valuation firm to perform a fair valuation of TV One and the TV One Award.  The TV One valuation, which is based upon the value of TV One’s assets, including its cash flows, is reviewed at least annually.  As of September 30, 2009, the Company assessed the estimated fair value of the TV One Award to be approximately $4.3 million.

Mr. Liggins was granted the TV One award in recognition of his contributions in founding TV One on behalf of the Company.  TV One was the brainchild of Mr. Liggins in the late 1990s and it would not exist today if it were not for his vision, initiative and efforts.  Starting with TV One, Mr. Liggins effectively directed Radio One’s diversification strategy years before the onset of the decline experienced in recent years in the core radio business. The Committee and the Board believed then and continue to believe that it was appropriate to reward Mr. Liggins for his vision, his full contribution of that vision and ideas to the Company’s diversification strategy, and his efforts in bringing the vision not only to fruition, but to a viable state through the partnerships and distribution deals with Comcast and DIRECTV.

Long-Term Incentive Award

In conjunction with his new employment agreement, the CEO was granted options to purchase 1,150,000 shares of Class D common stock as well as 300,000 restricted shares of Class D common stock.  The grants vest ratably annually over the life of the CEO’s three-year employment agreement or alternatively, fully in the event of a Change of Control of the Company (as defined in the 1999 Stock Plan).   The Committee determined the number of incentive awards granted to the CEO in the manner described above in the section entitled “Principal Components of Executive Compensation, Long-term Incentives.”

Compensation to Chief Financial Officer

On August 6, 2007, the Company announced that Scott R. Royster, the Company’s former CFO, would leave Radio One effective December 31, 2007.  Immediately after the announcement, the Company hired an executive search firm and began a search for a new CFO.   During the Company’s search for a new CFO, management interviewed multiple candidates and evaluated their qualifications and compensation proposals.  During this period, Peter D. Thompson was employed by the Company as its Executive Vice President of Business Development.  Ultimately, it was decided that Mr. Thompson was the best qualified candidate for the CFO position.  Having  reviewed compensation proposals from candidates active in the marketplace and that had interviewed with the Company, the CEO proposed an offer for Mr. Thompson’s employment as CFO to the Committee.  Taking into account the compensation of the former CFO and noting that the proposal was within the range of proposals made by similarly experienced candidates, the Committee approved the proposal and the making of an offer to Mr. Thompson to serve as the Company’s new CFO.  Mr. Thompson serves as CFO under an agreement that provides for a base salary of $375,000, and which is subject to an annual increase of not less than 3%.  The agreement also provided for a 2008 discretionary cash bonus in an amount not to exceed $75,000; however, given the extraordinary effects of the current global financial and economic crisis, the unprecedented market conditions, overall operational performance in 2008 and the continued uncertainty with respect to operational performance in 2009,  Mr. Thompson was not paid such bonus for fiscal year 2008.  Effective January 1, 2009, Mr. Thompson  became eligible to receive discretionary bonus compensation in an amount to be determined by the CEO upon performance that satisfies certain criteria as determined by the CEO.  While the CEO determines the amount of bonus compensation and performance criteria, the CEO submits such determination to the Committee for final approval.   This approach was taken to promote internal pay equity among the CFO and the other named executive officers.

On March 31, 2008, in connection with his appointment as CFO, Mr. Thompson was granted 75,000 shares of restricted stock and options for another 75,000 shares of Class D common stock, all to vest ratably annually over the three-year term of the agreement.   The Committee determined the number of incentive awards granted to the CFO in the manner described above in the section titled “Principal Components of Executive Compensation, Long-term Incentives.”

2008 Individual Performance Reviews and Performance-Based Annual Bonus Decisions

Our CEO provides input into the compensation discussion and makes recommendations to the Committee for annual compensation changes and bonuses for the named executive officers and the appropriateness of additional long-term incentive compensation. The CEO considers each executive officer's performance during the year, including accomplishments, areas of strength, and areas for development. The CEO bases his evaluation on his knowledge of each executive officer's performance and an individual self-assessment completed by each executive officer. The CEO also reviews comparable compensation data and makes a recommendation to the committee on base salary, performance-based annual bonus, and equity awards for each executive officer.  The Company’s Vice President of Human Resources reviews the market compensation data to assist with compensation recommendations.  Performance criteria were established for certain other named executive officers as follows for 2008:

Performance Criteria for the CEO.  The Committee establishes the bonus level for the CEO.  Under the terms of his new employment agreement, the CEO’s bonus award may not in the aggregate exceed his annual base salary.  The CEO’s bonus award has two components. The first component, equaling 50% of the award, is based on the achievement of pre-established individual and Company performance goals, as determined by the Committee in consultation with the CEO (the “Performance Goals Portion”).  For calendar year 2008, the elements and allocations of the Performance Goals Portion were as follows: (i) Company consolidated performance as measured by performance against each of budgeted revenue, expenses and cash flow - allocation equaled 15% (5% per measure) or maximum payout of $73,500; (ii) radio market performance against the top half of publicly reporting radio companies - allocation equaled 15% or maximum payout of $73,500; (iii) balance sheet management measured by compliance with bank covenants, resource allocation, asset dispositions, stock buy backs and debt retirement - allocation equaled 20% or maximum payout of $98,000; (iv) TV One performance measured by performance against budgeted revenue, achievement of breakeven status and negotiation of an investor buy-out - allocation equaled 25% (8.33% per measure) or maximum payout of $122,500; and (v) interactive group performance measured by performance against budgeted revenue, expenses and cash flow - allocation equaled 25% (8.33% per measure) or maximum payout of $122,500.  While in some instances specific thresholds were not developed, a discussion of thresholds and the Committee’s observations in determining Mr. Liggins’ performance-based bonus compensation is included below in the Section titled “2008 Performance-Based Annual Bonus Decisions.”  In those instances where specific thresholds were established, the applicable allocated portion of the Performance Goals Portion was to be credited on an “all or nothing” basis.  Thus, if the performance measure was missed, the CEO would not receive any portion of the allocation toward his bonus payment.  The second component, equaling the balance of the award, is determined at the discretion of the Committee.  In determining the amount of the discretionary portion of the CEO’s bonus, the Committee may consider factors such as “over-performance” versus all or any one of the pre-established individual and Company performance goals under the Performance Goals Portion of the bonus.

Performance Criteria for the CFO.  For calendar year 2008, Mr. Thompson’s employment agreement provided for a discretionary cash bonus in an amount not to exceed $75,000.  While Mr. Thompson’s bonus was discretionary, consideration was given to performance criteria that were essentially the same as that of the CEO.  In addition, the CFO had the following goals: (i) complete a review and assessment of the structure of the finance department; (ii) negotiate and successfully close the Community Connect Inc. acquisition; (iii) monitor financial results of Interactive One and track the division against the approved budget plan; (iv) develop strategy and plans for long-term financing needs; and (v) execution on other directives from the Board and CEO.  While in some instances specific thresholds were not developed, a discussion of thresholds and the Committee’s observations in determining Mr. Thompson’s performance-based bonus compensation is included below in the Section titled “2008 Performance-Based Annual Bonus Decisions.”

Performance Criteria for the President, Radio Division (“PRD”).  Under his employment agreement that was in effect during calendar year 2008, the PRD’s bonus was also comprised of a performance based portion and a discretionary portion.  Each portion had a maximum payout of $100,000.  Performance metrics and allocations for the PRD’s discretionary performance bonus were as follows for calendar year 2008: (i) Market share growth - allocation equaled 45% or payout of $45,000 upon attainment of goal; (ii) achievement of budgeted revenue - allocation equaled 10% or payout of $10,000 upon attainment of goal; (iii) achievement of budgeted operating profit - allocation equaled 10% or payout of $10,000 upon attainment of goal; (iv) achievement of budgeted expenses - allocation equaled 5% or payout of $5,000 upon attainment of goal; and (v) programming/ratings achievement - allocation equaled 30% or payout of $30,000 upon attainment of goal.   Other factors that could be considered in the PRD’s final bonus determination were: (i) execution of the Black America Study; (ii) recruitment and retention of key talent and employees; (iii) progress on revenue goals for radio station websites; and (iv) execution on other directives from the Board and CEO.  While in some instances specific thresholds were not developed, a discussion of thresholds and the Committee’s observations in determining Mr. Mayo’s performance-based bonus compensation is included below in the Section titled “2008 Performance-Based Annual Bonus Decisions.”  In those instances where specific thresholds were established, the applicable allocated portion of the performance portion was to be credited on an “all or nothing” basis.  Thus, if the performance measure was missed, the PRD would not receive any portion of the allocation toward his bonus payment.  The second component, equaling the balance of the award, is determined at the discretion of the Committee.  In determining the amount of the discretionary portion of the PRD’s bonus, the Committee may consider factors such as “over-performance” versus all or any one of the pre-established individual and Company performance goals under the performance portion of the bonus.

2008 Performance-Based Annual Bonus Decisions

In making final 2008 performance-based annual bonus decisions, the Committee considered named executive officer performance against the applicable performance criteria.  In considering the above-described performance criteria for the CEO, CFO and PRD, the Committee made the following observations in determining performance-based bonus compensation:

(i)     The Committee considered the Company’s 2008 operating performance versus our 2008 business plan.  In this regard, the Committee recognized that while a number of the plan objectives (or bonus thresholds) were not achieved, the 2008 advertising market was far weaker than expected, which created a more difficult operating environment.  Specifically, our 2008 business plan was based upon an assumption of flat market revenue growth compared to an actual market revenue decline of 8.8% in the markets in which we operate.  In this context the Committee noted that our revenue decline of 6.1%, bettered the performance of our peers by 270 basis points in the markets in which we operate.  This was indicative of a market share gain of 20 basis points. The Committee further noted that in measuring the Company’s consolidated performance as measured by performance against budgeted revenue, operating profit, expenses and cash flow, only the Company’s budgeted expense target was met.

(ii)   The Committee considered that for 2008 our total shareholder return failed to exceed that of the Historical Peer Group.  Specifically, the total shareholder returns of our Class A and Class D common stock were declines of 81% and 91%, respectively, compared to a decline of 76% for the Peer Group. In considering the stock performance, the Committee also considered the current listing status of the Company’s Class A and Class D common stock and the notifications the Company received from the NASDAQ Stock Market considering the possibility of delisting.

(iii)  The Committee considered that for 2008, despite unprecedented market conditions, we were able to maintain compliance with the financial covenants contained in our credit facility.  Specifically, as of December 31, 2008, the Company’s Senior Secured Leverage Ratio (as defined under our credit facilities) was 3.38x versus a covenant maximum of 4.0x, the Company’s Total Leverage Ratio (as defined under our credit facilities) was 6.14x versus a covenant maximum of 7.25x and the Company’s Interest Coverage Ratio (as defined under our credit facilities) was 1.92x versus a covenant minimum of 1.75x.

(iv)   Consideration was given to balance sheet management in light of the difficult economic conditions of 2008.  It was noted that the Company finished 2008 with total debt of approximately $675.2 million, down from approximately $815.5 million at year end 2007.  The Committee also noted the Company’s repurchase of $196.0 million of Company debt at an average discount of 38.4%.  The Committee determined that these opportunistic actions substantially increased the amount of capacity that the Company had under its bank covenants.

(v)    The Committee considered the Company’s initiatives to enhance shareholder value including our repurchase during fiscal year 2008 of 20.5 million shares of Company stock for approximately $12.1 million, at an average price per share of $0.59.

(vi)   The Committee considered our strategic initiatives including: (a) our sale of KRBV-FM, in Los Angeles for $137.5 million; (b) our acquisition of WPRS-FM in the Washington, DC market, for $38.0 million; and (c) the launch of a new scheduling and ratings verification system in our Houston market.

(vii)  The Committee considered actions taken towards driving long-term shareholder value and propelling the Company towards its multi-media strategy, including: (a) the acquisition of Community Connect Inc.; (b) the performance of new and enhanced brands (including TV One, Interactive One, Hello Beautiful, GIANT Magazine and The Urban Daily); (c) leadership by means of increased training and key hires and promotions; and (d) industry initiatives and leadership.

(viii) With respect to the performance of TV One, the Committee noted that TV One’s budgeted revenue was achieved in full as was its break-even point for profitability.  The Committee further noted that the Company did not have any buy-out rights with respect to TV One investors until 2009.

(ix)    With respect to the performance of Interactive One, the Committee noted that while the division achieved only 87% of budgeted revenue, expenses were approximately $4.0 million better than budget and cash flow losses were approximately $2.0 million better than budget.

While considering each of the above observations, and each of the named executive’s respective performance against applicable performance criteria, and upon recommendation of the CEO, the Committee determined that given the extraordinary effects of the current global financial and economic crisis, the unprecedented market conditions, overall operational performance in 2008 and the continued uncertainty with respect to operational performance in 2009, except in certain limited circumstances mandated by contract or by pre-established compensation plans rewarding certain employees for revenue generation or achieving certain ratings goals, bonuses would not be paid on a Company-wide basis.   While this determination does not preclude payment of performance-based annual bonuses in the normal course in future years, the determination did preclude the payment of performance based bonuses for calendar year 2008 to all named executive officers, except for a $5,000 cash payment to be paid in 2010 to Mr. Mayo for achievement of his budgeted expense goal.

2009 Compensation Changes

In January 2009, the CEO directed the CFO, CAO and the PRD (the “Named Executive Response Team”) to determine appropriate actions to take to provide for the Company’s continued covenant compliance and operational performance given the severity of the decline in the economic environment and the resulting impact upon the Company’s operations.  The Named Executive Response Team, in consultation with other Company executives, determined that the Company should implement a variety of cost savings initiatives in response to the deteriorating economic conditions and as a preemptive measure in response to potential further economic decline.  The Named Executive Response Team recommended temporary Company-wide salary reductions and shorter work weeks in order to provide expense savings and financial flexibility to the Company.  The Named Executive Response Team made this recommendation to the CEO, including a recommendation that all named executive officers participate in a salary reduction program.  The CEO adopted the recommendation and reported to the Committee that all named executive officers would accept salary cuts of seven percent.   Thus, without action by the Committee, each of the named executive officers agreed to waive all contractual rights to any automatic salary increase for 2009 and instead accepted seven percent salary reductions from their 2008 compensation levels until such time as it is determined that such reductions are no longer necessary based on the financial status of the Company.

Post-Termination and Change in Control Benefits

Under the employment agreements that we have entered into with Catherine L. Hughes, Alfred C. Liggins, Peter D. Thompson, and Barry A. Mayo, each executive’s unvested equity awards will become fully exercisable immediately upon a Change of Control (as defined in the Company’s Amended and Restated 1999 Stock Option and Restricted Stock Grant Plan).  Under the terms of her employment agreement, within two years of a change of control, if Ms. Hughes is terminated without cause or terminates her employment for good reason, Ms. Hughes will receive an amount equal to three times the sum of (1) her annual base salary and (2) the average of her last three annual incentive bonus payments, in a cash lump sum within five days of such termination, a pro-rated annual bonus for the year of termination, and continued welfare benefits for three years, subject to all applicable federal, state and local deductions. Similarly, under the terms of his employment agreement, within two years of a change of control, if Mr. Liggins is terminated without cause or terminates his employment for good reason, Mr. Liggins will receive an amount equal to three times the sum of (1) his annual base salary and (2) the average of his last three annual incentive bonus payments, in a cash lump sum within five days of such termination, a pro-rated annual bonus for the year of termination, and continued welfare benefits for three years, subject to all applicable federal, state and local deductions.

Please see the table, titled “Potential Payments upon Termination or Change in Control” on page 21 for quantitative information about the payments that might occur upon various termination events.

Under Ms. Hughes' and Mr. Liggins' employment agreements, the terms “cause” and “good reason” are defined generally as follows:

“Cause” means (i) the commission by the executive of a felony, fraud, embezzlement or an act of serious, criminal moral turpitude which, in case of any of the foregoing, in the good faith judgment of the Board, is likely to cause material harm to the business of the Company and the Company affiliates, taken as a whole, provided, that in the absence of a conviction or plea of nolo contendere, the Company will have the burden of proving the commission of such act by clear and convincing evidence, (ii) the commission of an act by the executive constituting material financial dishonesty against the Company or any Company affiliate, provided, that in the absence of a conviction or plea of nolo contendere, the Company will have the burden of proving the commission of such act by a preponderance of the evidence, (iii) the repeated refusal by the executive to use his reasonable and diligent efforts to follow the lawful and reasonable directives  of the Board, or (iv) the executive’s willful gross neglect in carrying out his material duties and responsibilities under the agreement, provided, that unless the Board reasonably determines that a breach described in clause (iii) or (iv) is not curable, the executive will, be given written notice of such breach and will be given an opportunity to cure such breach to the reasonable satisfaction of the Board within thirty (30) days of receipt of such written notice.

 “Good Reason” shall be deemed to exist if, without the express written consent of the executive, (a) the executive’s rate of annual base salary is reduced, (b) the executive suffers a substantial reduction in his title, duties or responsibilities, (c) the Company fails to pay the executive’s annual base salary when due or to pay any other material amount due to the executive hereunder within five (5) days of written notice from the executive, (d) the Company materially breaches the agreement and fails to correct such breach within thirty (30) days after receiving the executive’s demand that it remedy the breach, or (e) the Company fails to obtain a satisfactory written agreement from any successor to assume and agree to perform the agreement, which successor the executive reasonably concludes is capable of performing the Company’s financial obligations under this Agreement.

The foregoing summaries of the definitions of  “cause” and “good reason” are qualified in their entirety by reference to the actual terms of the employment agreements filed with that certain Form 8-K filed April 18, 2008.

 Under the terms of his employment agreement, in the event that Mr. Thompson is terminated other than for cause, provided Mr. Thompson executes a general liability release, the Company will pay Mr. Thompson severance in an amount equal to three months' base compensation, subject to all applicable federal, state and local deductions.

 Under the terms of his prior employment agreement, in the event that Mr. Mayo is terminated other than for cause, provided Mr. Mayo executes a general liability release, the Company will pay Mr. Mayo severance in the amount of $300,000, subject to all applicable federal, state and local deductions. Under the terms of his new employment agreement, in the event that Mr. Mayo is terminated other than for cause, provided Mr. Mayo executes a general liability release, the Company will pay Mr. Mayo severance in an amount equal to six (6) months’ base compensation, subject to all applicable federal, state and local deductions.

Other Benefits and Perquisites

As part of our competitive compensation package to attract and retain talented employees, we offer retirement, health and other benefits to our employees.  Our named executive officers participate in the same benefit plans as our other salaried employees.  The only benefit programs offered to our named executive officers either exclusively or with terms different from those offered to other eligible employees are the following:

Deferred Compensation.  We have a deferred compensation plan that allows Catherine L. Hughes, our Chairperson, to defer compensation on a voluntary, non-tax qualified basis. Under the plan in effect during 2008, Ms. Hughes deferred $24,000 of her base salary (and no amounts of bonus) until death, disability, retirement or termination.  The amount owed to her as deferred compensation is an unfunded and unsecured general obligation of our Company.  Deferred amounts accrue interest based upon the return earned on an investment account with a designated brokerage firm established by Radio One. All deferred amounts are payable in a lump sum 30 days after the date of the event causing the distribution to be paid.  No named executive officer earns above-market or preferential earnings on nonqualified deferred compensation.

Other Perquisites.  We provide few perquisites to our named executive officers. Currently, we provide or reimburse executives for a company automobile, driver and various administrative services including a financial manager and a personal assistant.

We have set forth the incremental cost of providing these benefits and perquisites to our named executives in the 2008 Summary Compensation Table in the “All Other Compensation” column.

Tax Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code of 1986, as amended, imposes limitations upon the federal income tax deductibility of compensation paid to certain named executive officers. On June 4, 2008, the Internal Revenue Service issued Notice 2008-4, which defines the group of named executive officers who are considered covered employees for purposes of Section 162(m) of the Internal Revenue Code. The Notice specifically excludes the chief financial officer from coverage under Section 162(m) and provides that the only individuals who will be considered covered employees are the chief executive officer and the three highest compensated officers (other than the chief executive officer or chief financial officer). Previously, the chief executive officer and the four other highest compensated officers were subject to Section 162(m), and the chief financial officer was not automatically excluded. Under the 162(m) limitations, we may deduct up to $1,000,000 of compensation for such executive officer in any one year or may deduct all compensation, even if over $1,000,000, if we meet certain specified conditions (such as certain performance-based compensation that has been approved by stockholders). As the net cost of compensation, including its deductibility, is weighed by the Committee against many factors in determining executive compensation, the Committee may determine that it is appropriate and in Radio One’s best interest to authorize compensation that is not deductible, whether by reason of Section 162(m) or otherwise.

EXECUTIVE COMPENSATION (1)

The following table sets forth the total compensation for each of the named executive officers for the years ended December 31, 2008, 2007 and 2006:

Name and Principal Position	Year	Salary $	Bonus (2) $	Stock Awards (3) $	Option Awards (3) $	Non-Equity Incentive Plan Compensation $	Nonqualified Deferred Compensation Earnings $	All Other Compensation $		Total $

Catherine L. Hughes - Chairperson	2008	709,795	-	40,939	75,273	-	24,000	29,626	(4)	879,633
	2007	403,800	-	-	-	159,030	24,000	15,422	(4)	602,252
	2006	389,700	-	-	-	190,000	28,000	35,874	(4)	643,574

Alfred C. Liggins, III - CEO	2008	846,271	5,800,000	81,878	153,521	-	-	76,376	(5)	6,958,046
	2007	575,370	-	-	-	468,720	-	62,815	(5)	1,106,905
	2006	551,250	-	-	-	560,000	-	75,302	(5)	1,186,552

Peter D. Thompson - CFO (6)	2008	361,607	20,000	25,096	13,082	-	-	6,000	(7)	425,785
	2007	61,538	15,000	-	-	-	-	-		76,538
	2006	-	-	-	-	-	-	-		-

Scott R. Royster - Former CFO (8)	2008	452,678	-	-	-	-	-	-		452,678
	2007	431,800	-	-	-	3,234,146	-	-		3,665,946
	2006	413,700	-	-	290,055	175,000	-	-		878,755

Barry A. Mayo - President, Radio Division (9)	2008	500,000	-	101,389	52,822	5,000	-	-		659,211
	2007	182,500	-	38,368	19,989	-	-	-		240,857
	2006	-	-	-	-	-	-	-		-

Linda J. Vilardo - CAO (10)	2008	445,145	-	-	-	2,005,000	-	-		2,450,145
	2007	431,800	-	-	-	146,475	-	-		578,275
	2006	413,700	-	-	277,969	175,000	-	-		866,669

Mary Catherine Sneed - Former COO (11)	2008	-	-	-	-	-	-	-		-
	2007	-	-	-	-	-	-	-		-
	2006	255,910	-	-	277,969	175,000	-	-		708,879

Zemira Jones - Former VP Operations (12)	2008	82,405	-	-	-	4,083	-	138,096	(13)	224,584
	2007	370,780	-	-	-	25,465	-	-		396,245
	2006	341,250	-	-	92,388	24,721	-	-		458,359

1.
Except for grants to Ms. Hughes, Mr. Liggins and Mr. Thompson, there were no stock awards, non-equity incentive plan compensation or option grants to executive officers during 2008.  Ms. Hughes was granted options to purchase 600,000 shares of Class D stock and 150,000 restricted shares of Class D stock upon execution of her new employment agreement in April 2008. Mr. Liggins was granted options to purchase 1,150,000 shares of Class D stock, 300,000 restricted shares of Class D stock and the ability to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One upon execution of his new employment agreement in April 2008. Mr. Thompson was granted options to purchase 75,000 shares of Class D stock and 75,000 restricted shares of Class D stock upon execution of his employment agreement in March 2008.   Except for grants to Barry Mayo, there were no stock awards, non-equity incentive plan compensation or option grants to named executive officers in 2007. Mr. Mayo was granted options to purchase 50,000 shares of Class D common stock and 50,000 shares of Class D common stock upon his employment with the Company. There were no stock awards, non-equity incentive plan compensation or option grants to named executive officers in 2006.  The Company does not provide a defined benefit pension plan and there were no above-market or preferential earnings on deferred compensation.

2.
Reflects purely discretionary bonuses. These amounts were paid in the year subsequent to being awarded.  For 2008, Mr. Liggins’ aggregate bonus amount includes (i) a $1,000,000 “signing bonus” and (ii) a “make-whole” bonus of $4,800,000, both paid in connection with Mr. Liggins’ 2008 employment agreement. Mr. Thompson’s bonus amount includes a $20,000 “signing bonus” paid in connection with his 2008 employment agreement.

3.
The dollar amount recognized for financial statement purposes in accordance with ASC Topic 718, "Compensation - Stock Compensation,"  for the fair value of options and restricted stock granted.  These values are based on  assumptions described in Note 11 to the Company’s consolidated financial statements in its 2008 Annual Report on Form 10-K/A and in Note 11 and 12 to the Company’s consolidated financial statements in its 2007 and 2006 Annual Report on Form 10-K, respectively. Mr. Royster’s and Mr. Jones’ options were forfeited in 2008. Ms. Sneed’s options were forfeited in 2006.

4.
For 2008 and 2007, for Company automobile provided to Ms. Hughes and financial services and administrative support in the amounts of $1,999 and $1,999 and $27,626 and $13,423, respectively.  For 2006, for driver and Company automobile provided to Ms. Hughes and financial services and administrative support in the amounts of $11,635 and $24,239, respectively.

5.	For 2008, 2007 and 2006, for financial services and administrative support provided to Mr. Liggins in the amounts of $76,376, $62,315 and $75,302, respectively.

6.	Served as Executive Vice President of Business Development through February 19, 2008 and began as CFO on February 20, 2008.

7.	For Company automobile provided to Mr. Thompson.

8.	Served as CFO through December 31, 2007. Mr. Royster’s 2007 non-equity incentive plan compensation amount includes a $3,087,671 retention bonus paid in July 2008, pursuant to his employment agreement.

9.	Began as President, Radio Division on August 6, 2007.

10.	Ms. Vilardo’s 2008 non-equity incentive plan compensation amount includes a $2,005,000 retention bonus paid in November 2008, pursuant to her previous employment agreement.

11.	Served as Chief Operating Officer through June 30, 2006.

12.	Served as Vice President of Operations through March 3, 2008. Mr. Jones' 2008 non-equity incentive plan compensation amount includes a $4,083 bonus paid in April 2008.

13.	For severance payment and vacation payout to Mr. Jones in the amounts of $123,554, and $14,542, respectively.

2008 Grants of Plan - Based Awards

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date *	Action Date	Threshold $	Target $	Maximum $	Threshold $	Target $	Maximum $	All Other Stock Awards #	All Other Option Awards #	Exercise Price of Option Awards $	Grant Date Fair Value of Stock and Option Awards $

Catherine L. Hughes (2)	6/5/2008	4/15/2008	-	-	-	-	-	-	150,000	-	-	211,500
	6/5/2008	4/15/2008	-	-	-	-	-	-	-	600,000	1.41	388,873

Alfred C. Liggins, III (3)	6/5/2008	4/15/2008	-	490,000	-	-	-	-	300,000	-	-	423,000
	6/5/2008	4/15/2008	-	-	-	-	-	-	-	1,150,000	1.41	845,250

Barry A. Mayo (4)	1/1/2008	12/31/2008	-	100,000	-	-	-	-	-	-	n/a	-

Peter D. Thompson (5)	6/5/2008	3/31/2008	-	-	-	-	-	-	75,000	-	-	105,750
	6/5/2008	3/31/2008	-	-	-	-	-	-	-	75,000	1.41	55,125

(1)
Reflects the possible payout amounts of non-equity incentive plan awards that could have been earned in 2008. See the Summary Compensation Table for amounts actually earned in 2008 and paid out in 2009.

(2)	50,000 shares vest on April 15, 2009, April 15, 2010 and April 15, 2011. 200,000 options vest on April 15, 2009, April 15, 2010 and April 15, 2011.

(3)	100,000 shares vest on April 15, 2009, April 15, 2010 and April 15, 2011. 383,333 options vest on April 15, 2009, April 15, 2010 and April 15, 2011.

(4)	Grant and action dates reflect performance period for non-equity incentive plan award. A $5,000 bonus will be paid in 2010 for meeting 2008 budgeted expense performance criteria.

(5)	25,000 shares vest on February 19, 2009, February 19, 2010 and February 19, 2011. 25,000 options vest on February 19, 2009, February 19, 2010 and February 19, 2011.

*  If on the date the Committee approved an award (the “Action Date”) it was determined that material non-public information existed, the Action Date and Grant Date may differ per the Company Stock Plan Administration Procedures. The Grant Date of awards would be delayed until the information in question was communicated to the marketplace.

The following table sets forth the number of shares of common stock subject to exercisable and unexercisable stock options held as of December 31, 2008. There were no option exercises during 2008 by the named executive officers.  Restricted stock awards and option grants were made to Catherine L. Hughes, Alfred C. Liggins and Peter D. Thompson in 2008.

Outstanding Equity Awards at 2008 Fiscal Year-End

	OPTION AWARDS						STOCK AWARDS
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares That Have Not Vested ($)

	Class A	Class D	Class D	Class A or D			Class D	Class D	Class D	Class D

Catherine L. Hughes (1)	-	-	600,000	-	1.41	6/5/2018	150,000	33,000	-	-

Alfred C. Liggins, III (2)	-	1,500,000	-	-	14.80	8/10/2014	300,000	66,000	-	-
	-	-	1,150,000	-	1.41	6/5/2018	-	-	-	-

Barry A. Mayo (3)	-	25,000	25,000	-	4.05	8/6/2017	25,000	5,500	-	-

Linda J. Vilardo	7,799	-	-	-	7.78	5/5/2009	-	-	-	-
	-	55,654	-	-	8.11	5/5/2009	-	-	-	-

Peter D. Thompson (4)	-	-	75,000	-	1.41	6/5/2018	75,000	16,500	-	-

(1)	200,000 options vest on April 15, 2009, April 15, 2010 and April 15, 2011. 50,000 shares vest on April 15, 2009, April 15, 2010 and April 15, 2011.

(2)	383,333 options vest on April 15, 2009, April 15, 2010 and April 15, 2011. 100,000 shares vest on April 15, 2009, April 15, 2010 and April 15, 2011.

(3)	25,000 options vest on August 6, 2009. 25,000 shares vest on August 6, 2009.

(4)	25,000 options vest on February 19, 2009, February 19, 2010 and February 19, 2011. 25,000 shares vest on February 19, 2009, February 19, 2010 and February 19, 2011.

     The following table sets forth the number of shares of stock that have vested and the aggregate dollar value realized upon vesting of stock for the named executive officers during the year ended December 31, 2008.

2008 Stock Vested

	Stock Awards
Name	Number of Shares Acquired on Vesting #	Value Realized on Vesting $

Barry A. Mayo	25,000	25,750

     The following table sets forth the deferred compensation contributed by the named executive officers during the year ended December 31, 2008.

Non-qualified Deferred Compensation — 2008

Name	Executive Contributions in Last Fiscal Year	Registrant Contributions in Last Fiscal Year	Aggregate Earnings in Last Fiscal Year	Aggregate Withdrawals/Distributions	Aggregate Balance at Last Fiscal Year End
Catherine L. Hughes	$24,000	$—	$6,489	$—	$330,671
Alfred C. Liggins, III	—	—	—	—	—
Peter D. Thompson	—	—	—	—	—
Barry A. Mayo	—	—	—	—	—
Linda J. Vilardo	—	—	—	—	—

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

Potential Payments upon Termination or Change of Control

	Resignation of Officer Upon Change in Control		Termination w/o Cause or Upon Change of Control or Resignation for Good Reason	Termination for Cause or Resignation w/o Good Reason, Death or Disability
Executive Benefits and Payments Upon Termination for Catherine L. Hughes
Base Salary/Severance		$2,250,000	$750,000	n/a
Medical, Dental and Vision		n/a	6,900	n/a
Unvested Portion of Stock Awards		33,000	33,000	n/a
Deferred Compensation		330,671	330,671	$330,671
Total		$2,613,671	$1,120,571	$330,671
Executive Benefits and Payments Upon Termination for Alfred C. Liggins
Base Salary/Severance		$2,940,000	$980,000	n/a
Medical, Dental and Vision		n/a	11,100	n/a
Unvested Portion of Stock Awards		66,000	66,000	n/a
Total		$3,006,000	$1,057,100
Executive Benefits and Payments Upon Termination for Peter D. Thompson
Base Salary/Severance	$	n/a	$93,750	n/a
Medical, Dental and Vision		n/a	n/a	n/a
Unvested Portion of Stock Awards (a)		16,500	16,500	n/a
Total		$16,500	$110,250
Executive Benefits and Payments Upon Termination for Barry A. Mayo
Base Salary/Severance	$	n/a	$300,000	n/a
Medical, Dental and Vision		n/a	n/a	n/a
Unvested Portion of Stock Awards		5,500	5,500	n/a
Total		$5,500	$305,500

(a) Mr. Thompson’s employment agreement does not explicitly provide for the immediate vesting of unvested stock awards upon a Change of Control (as defined in the Company’s Amended and Restated 1999 Stock Option and Restricted Stock Grant Plan). However, in the event of a Change of Control, under the terms of the Company’s Amended and Restated 1999 Stock Option and Restricted Stock Grant Plan, the Compensation Committee may provide, in its discretion, that any unvested portion of stock awards shall become immediately vested.

Directors’ Fees

Our non-employee directors each receive an annual retainer of $20,000 which is paid in equal installments on a quarterly basis. In addition, they receive $1,000 for each board meeting attended, and are reimbursed for all out-of-pocket expenses related to meetings attended.  Non-employee directors serving as chairperson of a committee of the board of directors receive an extra $10,000 per annum.  Pursuant to the Company’s Policy for Granting Stock Options and Restricted Stock Awards, as adopted by the Committee, on an annual basis on the grant date immediately after each annual stockholders’ meeting, each non-employee directors also receives an award of stock options in an amount as determined by the Committee (the “Non-Employee Director Annual Award”).   The  grant date for the Non-Employee Director Annual Award is the fifth day of the month following the date of the annual stockholder meeting.  If the Committee does not make a determination as to the size of the Non-Employee Director Annual Award, each non-employee director automatically receives an award of options to purchase that number of shares that would have a fair market value of $25,000 on the grant date (the “Automatic Non-Employee Director Award”).  Under this policy, in  2008, each of our non-employee directors received an Automatic Non-Employee Director Award of options to purchase 17,730 shares of Class D common stock.   The number of shares was determined by dividing $1.41, the closing share price of our Class D common  on June 5, 2008, into $25,000. Our officers who serve as directors do not receive compensation for their services as directors other than the compensation they receive as officers of Radio One.

2008 Director Compensation
Name	Fees Earned or Paid in Cash $ (1)	Option Awards $ (1) (2)	Total $

Terry L. Jones (3)	24,500	3,420	27,920

Brian W. McNeill (3)	18,000	3,420	21,420

B. Doyle Mitchell, Jr. (4)	17,000	3,420	20,420

D. Geoffrey Armstrong (3)	25,500	3,420	28,920

Ronald E. Blaylock (5)	18,000	3,420	21,420

(1)
The dollar amount recognized for financial statement reporting purposes in 2008 in accordance with ASC Topic 718, "Compensation - Stock Compensation." These values are based on assumptions described in Note 11 to the Company's consolidated financial statements in its 2008 Form 10-K/A.

(2)	For each Director, the Option Award grant date fair value was $13,032. Each Director was awarded 17,730 options.

(3)	47,730 options outstanding in the aggregate as of December 31, 2008.

(4)	17,730 options outstanding in the aggregate as of December 31, 2008.

(5)	42,730 options outstanding in the aggregate as of December 31, 2008.

Employment Agreements

Chairperson.  Catherine L. Hughes, our founder, serves as our Chairperson of the board of directors and Secretary.  Ms. Hughes’ three (3) year employment agreement, dated April 16, 2008, provides for an annual base salary of $750,000 that may be increased annually at the discretion of the board.  The employment agreement also provides for an annual cash bonus at the discretion of the board up to a maximum of $250,000. Ms. Hughes is also entitled to receive a pro-rata portion of her bonus upon termination due to death or disability.  As noted above, other than Mr. Mayo, no member of the executive team, including the Chairperson, was awarded a performance-based bonus for fiscal year 2008. Ms. Hughes also receives standard retirement, welfare and fringe benefits, as well as vehicle and wireless communication allowances and financial manager services.

President and Chief Executive Officer.  Alfred C. Liggins, III is employed as our President and CEO and is a member of the board of directors. Under the terms of his three (3) year employment agreement dated April 16, 2008, Mr. Liggins receives a base salary of $980,000 which is subject to an annual increase at the discretion of the board of directors.  Mr. Liggins is also eligible for a bonus award up to an amount equal to his base salary and comprised of two components. The first component, equaling 50% of the award, is based on the achievement of pre-established individual and Company performance goals, as determined by the Committee in consultation with Mr. Liggins.  The second component, equaling the balance of the award, is determined at the discretion of the Committee. Mr. Liggins is also entitled to receive a pro-rata portion of his bonus upon termination due to death or disability. The CEO was not paid a performance-based bonus for fiscal year 2008.

In recognition of his contributions in founding TV One on behalf of the Company, Mr. Liggins is also eligible to receive an amount equal to 8% of any dividends paid in respect of the Company’s investment in TV One and 8% of the proceeds of the Company’s investment in TV One (the “TV One Award”).  In both events, the Company’s obligation to pay any portion of the TV One Award is only triggered after the Company’s recovery of the full amount of its cumulative capital contributions to TV One.  Mr. Liggins will only receive the TV One Award upon actual cash distributions or distributions of marketable securities.  Mr. Liggins’ rights to the TV One Award (i) cease if he is terminated for cause or he resigns without good reason and (ii) expire at the end of the term of his employment agreement.  Mr. Liggins also receives standard retirement, welfare and fringe benefits, as well as vehicle and wireless communication allowances and a personal assistant and financial manager services.

Chief Financial Officer.  Peter D. Thompson is employed as Executive Vice President and CFO pursuant to a three (3) year  employment agreement dated March 31, 2008 with the Company. The employment agreement provides for a base salary of $375,000 which is subject to an annual increase of not less than 3%.  The agreement also provides for an annual discretionary cash bonus in an amount not to exceed $75,000 in 2008 and, thereafter, in an amount to be determined by the CEO. Mr. Thompson is also entitled to receive a pro-rata portion of his bonus upon termination due to death or disability. Mr. Thompson was not paid a performance-based bonus for fiscal year 2008. Mr. Thompson also receives standard retirement, welfare and fringe benefits, as well as a vehicle allowance.

President, Radio Division. During 2008, Barry A. Mayo was employed as President, Radio Division pursuant to an employment agreement with the Company. The employment agreement provided for a base salary of $500,000 which was subject to an annual increase of not less than 3%.  The employment agreement also provided for (i) a quarterly bonus not to exceed $25,000 during each quarter Mr. Mayo remains employed with the Company and satisfied certain broadcast revenue flow goals established by the Company and (ii) an annual cash bonus at the discretion of the board of directors.  Mr. Mayo was also entitled to receive a pro-rata portion of his bonus upon termination due to death or disability. Mr. Mayo earned a performance-based bonus for fiscal year 2008 in the amount of $5,000 that will be paid during fiscal year 2010.  Mr. Mayo also received standard retirement, welfare and fringe benefits, as well as a vehicle allowance.

Effective  August 5, 2009, the Company entered into a new employment agreement with Mr. Mayo, the term of which is through June 6, 2012.  The new employment agreement provides for a base salary of $550,000 effective January 1, 2010, which is subject to an annual increase of not less than 3%.  The employment agreement also provides for an annual bonus comprised of (i) a cash bonus of up to $100,000 for achieving certain objective metrics and (ii) a cash bonus of up to $100,000 to be paid at the discretion of the board of directors for having achieved satisfactory operating results.  Mr. Mayo is also entitled to receive a pro-rata potion of the bonus upon termination due to death or disability.  Mr. Mayo also receives standard retirement, welfare and fringe benefits, as well as a vehicle allowance and certain expenses related to his travel to the Company’s corporate headquarters.

Chief Administrative Officer.  Linda J. Vilardo is employed as CAO, Vice President and Assistant Secretary of the Company.  Ms. Vilardo’s employment agreement with the Company expired on October 31, 2008 and Ms. Vilardo is now employed by the Company as an “at-will” employee.  Ms. Vilardo is entitled to participate in all employee benefit programs generally offered to the Company’s employees.  Under Ms. Vilardo’s employment agreement, which was effective October 31, 2000, and that expired October 31, 2008, if Ms. Vilardo remained employed by Radio One through October 31, 2008, she was entitled to receive a bonus in the amount of $2.0 million. In November 2008, the Company paid Ms. Vilardo the retention bonus pursuant to the terms of her now expired employment agreement. Ms. Vilardo was not paid a performance-based bonus for fiscal year 2008. Ms. Vilardo also receives standard retirement, welfare and fringe benefits.

401(k) Plan

We adopted a defined contribution 401(k) savings and retirement plan effective October 1, 1994.  In 2009, participants may contribute up to $16,500 of their gross compensation, subject to certain limitations.  Employees age 50 or older can make an additional catch-up contribution of up to $5,500. Effective January 1, 2006, we instituted a match of fifty cents for every dollar an employee contributes up to 6% of the employee’s salary, subject to certain limitations. However, effective January 1, 2008, we indefinitely suspended the matching component of our 401(k) savings and retirement plan.

ITEM 12.	SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

The Company has four classes of common stock, Class A, Class B, Class C and Class D. Generally, except as summarized below, the shares of each class are identical in all respects and entitle the holders thereof to the same rights and privileges. However, with respect to voting rights, each share of Class A common stock entitles its holder to one vote and each share of Class B common stock entitles its holder to ten votes. The holders of Class C and Class D common stock are not entitled to vote on any matters. The holders of Class A common stock can convert such shares into shares of Class C or Class D common stock. Subject to certain limitations, the holders of Class B common stock can convert such shares into shares of Class A common stock. The holders of Class C common stock can convert such shares into shares of Class A common stock. The holders of Class D common stock have no such conversion rights.

The following table sets forth certain information regarding the beneficial ownership of our common stock as of September 30, 2009 by:

•	each person (or group of affiliated persons) known by us to be the beneficial owner of more than five percent of any class of common stock;

•	each of the current executive officers named in the Summary Compensation Table;

•	each of our directors and nominees for director; and

•	all of our directors and executive officers as a group.

In the case of persons other than our executive officers, directors and nominee, such information is based solely upon a review of the latest schedules 13D or 13G, as amended.  Each individual stockholder possesses sole voting and investment power with respect to the shares listed, unless otherwise noted.  Information with respect to the beneficial ownership of the shares has been provided by the stockholders.  The number of shares of stock and calculations of economic and voting interests includes all shares that may be acquired within 60 days of September 30, 2009.

	Common Stock
	Class A		Class B		Class C		Class D
	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Number of Shares	Percent of Class	Economic Interest	Voting Interest

Catherine L. Hughes (1)(2)(3)(4)(6)	1,000	*	851,536	29.75%	1,579,674	50.61%	4,423,508	9.36%	12.19%	26.95%
Alfred C. Liggins, III (1)(3)(4)(5)(6)	574,909	19.28%	2,010,307	70.25%	1,541,374	49.39%	9,357,657	19.80%	23.98%	65.44%
Barry A. Mayo (7)							100,000	*	*	0.00%
Linda J. Vilardo (8)	1,000	*							*	*
Terry L. Jones (9)	49,557	1.7%					672,307	1.4%	1.44%	*
Brian W. McNeill (10)	26,434	*					860,300	1.8%	1.77%	*
D. Geoffrey Armstrong (11)	10,000	*					176,595	*	*	*
Ronald E. Blaylock (12)							43,865	*	*	0.00%
B. Doyle Mitchell, Jr. (13)							8,865	*	*	0.00%
Peter D. Thompson (14)							50,000	*	*	0.00%
Ariel Capital Management, Inc. (15)							15,589,245	33.0%	31.03%	0.00%
Citadel Limited Partnership (16)							6,876,549	14.6%	13.69%	0.00%
Fine Capital Partners, L.P. (17)							5,117,898	10.8%	10.19%	0.00%
Dimensional Fund Advisors, L.P. (18)							4,128,377	8.7%	8.22%	0.00%

All Directors and Named Executives as a group (10 persons)	662,900	22.2%	2,861,843	100.0%	3,121,048	100.0%	15,693,097	33.2%

*	Less than 1%.

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

(2)
The shares of Class B common stock, 247,366 shares of Class C common stock and 3,810,409 shares of Class D common stock are held by the Hughes Revocable Trust; 192,142 shares of Class C common stock and 286,875 shares of Class D common stock are held by the Catherine L. Hughes Charitable Lead Annuity Trust, dated March 2, 1999, of which Harold Malloy is trustee; and 1,124,560 shares of Class C common stock are held by the Catherine L. Hughes Dynastic Trust, dated March 2, 1999, of which Ms. Hughes is the trustee and sole beneficiary.

(3)	The shares of Class A common stock and Class B common stock are subject to a voting agreement between Ms. Hughes and Mr. Liggins with respect to the election of Radio One’s directors.

(4)	As of September 30, 2009, the combined economic and voting interests of Ms. Hughes and Mr. Liggins were 36.18% and 92.39%, respectively.

(5)
The shares of Class B common stock, 605,313 shares of Class C common stock, and 5,611,565 shares of Class D common stock are held by the Liggins Revocable Trust; and 920,456 shares of Class C common stock are held by the Alfred C. Liggins, III Dynastic Trust dated March 2, 1999, of which Mr. Liggins is the trustee and sole beneficiary.

(6)
Ms. Hughes includes 200,000 shares of Class D common stock obtainable upon the exercise of stock options. Mr. Liggins includes 1,883,334 shares of Class D common stock obtainable upon the exercise of stock options.

(7)	Includes 50,000 shares of Class D common stock obtainable upon the exercise of stock options.

(8)	Includes 1,000 shares of Class A common stock.

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

(15)
The address of Ariel Capital Management, Inc. is 200 E. Randolph Drive, Suite 2900, Chicago, IL 60601. This information is based on a Schedule 13G/A filed on February 13, 2009.  Based upon information filed with the SEC on a Schedule 13G/A on November 10, 2009, Ariel held 3,747,690 of the Company's Class D shares at that date.

(16)	The address of Citadel Limited Partnership is 131 S. Dearborn Street, 32nd Floor, Chicago, IL 60603. This information is based on a Schedule 13G/A filed on February 13, 2009.

(17)
The address of Fine Capital Partners, L.P. is 590 Madison Avenue, 5th Floor, New York, NY 10022. The information as of September 30, 2009 is based on a Schedule 13G/A filed on May 19, 2009. Based upon information filed with the SEC on a Schedule 13D/A on November 10, 2009, Fine held 3,505,500 of the Company's Class D shares at that date.

(18)	The address of Dimensional Fund Advisors LP is 1299 Ocean Avenue, Santa Monica, CA 90401. This information is based on a Schedule 13G/A filed on February 6, 2009.

Equity Compensation Plan Information

The following table sets forth, as of September 30, 2009, the number of shares of Class A and Class D common stock that are issuable upon the exercise of stock options outstanding under our 1999 Stock Plan, as amended on May 26, 2004 to increase the shares of Class D common stock available for issuance under the plan.  The 1999 Stock Plan, as amended, expired by its terms on March 10, 2009 leaving no shares available for issuance under that plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders
Radio One, Inc. Amended and Restated 1999 Stock Option and Restricted Stock Grant Plan
Class A	—	$—	—
Class D	3,987,122	$12.32	—
Equity compensation plans not approved by security holders	—	$—	—
Total	3,987,122	$12.32	—

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We review all transactions and relationships in which Radio One and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest.  In addition, our Code of Ethics requires our directors, executive officers and principal financial officers to report to the board or the audit committee any situation that could be perceived as a conflict of interest.  Once a related party transaction has been identified, the board of directors may appoint a special committee of the board of directors to review and, if appropriate, approve such transaction.  The special committee will consider the material facts, such as the nature of the related party’s interest in the transaction, the terms of the transaction, the importance of the transaction to the related party and to us, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances, and other matters it deems appropriate.  As required under the SEC rules, we disclose in the proxy statement related party transactions that are directly or indirectly material to us or a related person.

WDBZ-AM Cincinnati Purchase from Blue Chip Communications, Inc.

In July 2007, the Company closed on an agreement to acquire the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area, from Blue Chip Communications, Inc. (“Blue Chip”) for approximately $2.6 million in seller financing.  The financing was a 5.1% interest bearing loan payable monthly through July 2008.  The Company paid the loan in full in July 2008. Blue Chip is owned by L. Ross Love, a former member of the Company’s board of directors.  The transaction was approved by a special committee of independent directors appointed by the board of directors. Additionally, the Company retained an independent valuation firm to provide a fair value appraisal of the station. Prior to the closing, and since October of 2001, the Company consolidated WDBZ-AM within its existing Cincinnati operations, and operated WDBZ-AM under a local management agreement for no annual fee, the results of which were incorporated in the Company’s financial statements.

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

Music One, Inc.

Ms. Hughes and Mr. Liggins own a music company called Music One, Inc. (“Music One”).  The Company sometimes engages in promoting the recorded music product of Music One and Radio One also provides office space and certain administrative services to Music One. All of Radio One’s activities with Music One qualify and are treated as related party transactions and are subject to our policies and procedures for the review, approval or ratification of related party transactions. The most significant of the transactions with Music One has been the provision of office space and administrative services on a month-to-month basis to Music One (the “Office Space Transaction”).  The Office Space Transaction has been in effect since January 2005 and has had a value to the Company of $104,000, $65,000, $30,000, and $40,000 in 2005, 2006, 2007 and 2008, respectively.  No formal written agreement exists between Radio One, Inc. and Music One for the Office Space Transaction. However, as noted above, we review all transactions and relationships in which Radio One and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest.

The office space and administrative support transactions between Radio One and Music One are conducted at cost and all expenses associated with the transactions are passed through at actual costs.  Costs associated with office space on behalf of Music One are calculated based on square footage used by Music One multiplied by Radio One’s actual per square foot lease costs for the appropriate time period.  Administrative services are calculated based on the approximate hours provided by each Radio One employee to Music One multiplied by such employee’s applicable hourly rate and related benefits allocation.  Advertising spots are priced at average unit rates. Based on the cross-promotional nature of the activities provided by Music One and received by the Company, we believe that these methodologies of charging average unit rates or passing through the actual costs incurred is fair and reflect terms no less favorable than terms generally available to a third-party.  Since 2005, in no fiscal year has the amount of any particular transaction exceeded $120,000. Disclosure of the transactions was required under Item 404(a) of Regulation S-K in 2006 as the value of the Office Space Transaction was in excess of $60,000.  While disclosure of the Office Space Transaction was not required under Item 404(a) beginning in 2007 (with the amendment increasing the threshold for disclosure to $120,000), we opted for continued disclosure given the related party nature of the transactions and the SEC’s previous guidance that such transactions should be disclosed for three years.

Executive Officer's Loans

In 2000, an officer of the Company, the former Chief Financial Officer (“Former CFO”), purchased shares of the Company’s common stock.  The Former CFO purchased 333,334 shares of the Company’s Class A common stock and 666,666 shares of the Company’s Class D common stock. The stock was purchased with the proceeds of a full recourse loan from the Company in the amount of approximately $7.0 million.

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

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm Fees

The following table shows the fees paid by us for audit and other services provided by Ernst & Young LLP during 2008 and 2007:

	Year Ended December 31,
	2008	2007
Audit Fees(1)	$1,197,722	$1,079,700
Audit-Related Fees	—	—
Tax-Related Fees(2)	8,675	30,500
All Other Fees	—	—
__________

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

    (a)(1) Financial Statements

    The following financial statements required to be filed in our annual report on Form 10-K/A are included in a separate section beginning on page F-1 of our Form 10-K/A filed on April 30, 2009:

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

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

Notes to Consolidated Financial Statements

Schedule II — Valuation and Qualifying Accounts

    Schedules other than those listed above were omitted from the Form 10-K/A filed on April 30, 2009 because they were not required, were not applicable, or the required information was included in the financial statements and notes thereto.

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

10.8	Employment Agreement between Radio One, Inc. and Barry A. Mayo dated as of August 5, 2009 (incorporated by reference to Radio One’s Quarterly Report on Form 8-K dated September 2, 2009).
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

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 18, 2009.

Radio One, Inc.

By: /s/  Peter D. Thompson
Name: Peter D. Thompson
                Title: Chief Financial Officer and Principal Accounting Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on November 18, 2009.

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