Form 10-K
period 2009-12-31
RADIO ONE, INC.
filed 2010-04-01
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K/A.  Yes ☐     No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☐           Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at March 26, 2010
Class A Common Stock, $.001 par value	2,980,641
Class B Common Stock, $.001 par value	2,861,843
Class C Common Stock, $.001 par value	3,121,048
Class D Common Stock, $.001 par value	45,531,353

The aggregate market value of common stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Class A and Class D common stock on June 30, 2009, was approximately $14.4 million.

RADIO ONE, INC. AND SUBSIDIARIES

Form 10-K
For the Year Ended December 31, 2009

CERTAIN DEFINITIONS

Unless otherwise noted, throughout this report, the terms “Radio One,” “the Company,” “we,” “our” and “us” refer to Radio One, Inc. together with its subsidiaries.

We use the term “local marketing agreement” (“LMA”) in various places in this report. An LMA is an agreement under which a Federal Communications Commission (“FCC”) licensee of a radio station makes available, for a fee, air time on its station to another party.  The other party provides programming to be broadcast during the airtime and collects revenues from advertising it sells for broadcast during that programming. In addition to entering into LMAs, we will from time to time enter into management or consulting agreements that provide us with the ability, as contractually specified, to assist current owners in the management of radio station assets that we have contracted to purchase, subject to FCC approval. In such arrangements, we generally receive a contractually specified management fee or consulting fee in exchange for the services provided.

The term “station operating income” is also used throughout this report.  “Station operating income” consists of net loss or income before depreciation and amortization, corporate expenses, stock-based compensation, equity in income or loss of affiliated company, income taxes, noncontrolling interest in income of subsidiaries, interest expense, impairment of long-lived assets, other income or expense, gain on retirement of debt, and income or loss from discontinued operations, net of tax. Station operating income is not a measure of financial performance under generally accepted accounting principles.  Nevertheless we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our radio stations within the various markets because station operating income provides helpful information about our results of operations apart from expenses associated with our physical plant, income taxes, investments, debt financings, gain on retirement of debt, corporate overhead, stock-based compensation, impairment of long-lived assets and income or losses from asset sales.  Station operating income is frequently used as one of the bases for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not purport to represent operating income or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

The term “station operating income margin” is also used throughout this report.  “Station operating income margin” consists of station operating income as a percentage of net revenue. Station operating income margin is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe that station operating income margin is a useful measure of our performance because it provides helpful information about our profitability as a percentage of our net revenue.

Unless otherwise indicated:

•	we obtained total radio industry revenue levels from the Radio Advertising Bureau (the “RAB”);

•	we obtained audience share and ranking information from Arbitron Inc. (“Arbitron”); and

•
we derived historical market statistics and market revenue share percentages from data published by Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), a public accounting firm that specializes in serving the broadcasting industry and BIA Financial Network, Inc. (“BIA”), a media and telecommunications advisory services firm.

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•
the effects the global financial and economic downturn, credit and equity market volatility and continued fluctuations in the U.S. economy may continue to have on our business and financial condition and the business and financial condition of our advertisers;

•	continued fluctuations in the economy could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given the current economic environment;

•	our relationship with a significant customer has changed and we no longer have a guaranteed level of revenue from that customer;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the FCC relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill and other intangible assets, particularly in light of the current economic environment;

•	increased competition from new media and technologies;

•	the impact of our acquisitions, dispositions and similar transactions;

•	our high degree of leverage and potential inability to refinance our debt given current market conditions; and

•	other factors mentioned in our filings with the Securities and Exchange Commission including the factors discussed in detail in Item 1A, “Risk Factors,” contained in this report.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

PART I

ITEM 1.  BUSINESS

Overview

Radio One is an urban-oriented, multi-media company that primarily targets African-American consumers. Our core business is our radio broadcasting franchise that is the largest broadcasting operation that primarily targets African-American and urban listeners. We currently own 53 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our operating strategy is to operate the premier multi-media entertainment and information content provider targeting African-American consumers.  Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties.   Our other media interests include our approximately 37% ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 53.5% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment, which operates a number of branded sites, including News One, UrbanDaily, HelloBeautiful; and our ownership of Community Connect, LLC (formerly Community Connect Inc.) (“CCI”), an online social networking company, which operates a number of branded websites, including BlackPlanet, MiGente and Asian Avenue.  Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American audience.

In December 2009, the Company ceased publication of Giant Magazine. The remaining assets and liabilities of this publication have been classified as discontinued operations as of December 31, 2009 and 2008, and the publication’s results of operations for the years ended December 31, 2009, 2008 and 2007, have been classified as discontinued operations in the accompanying consolidated financial statements.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s two reportable segments: (i) Radio Broadcasting and (ii) Internet. (See Note 18– Segment Information of the audited consolidated financial statements.)

Acquisitions

In June 2008, the Company purchased the assets of WPRS-FM, a radio station located in the Washington, DC metropolitan area, for $38.0 million in cash.  From April 2007 and until closing, the station had been operated under an LMA, and the results of its operations were included in the Company’s consolidated financial statements.  The station was consolidated with the Company’s existing Washington, DC operations in April 2007.

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

Our Stations and Markets

 The table below provides information about our radio stations and the markets in which we operated as of December 31, 2009.

	Radio One			Market Data
			Entire Audience Four Book Average (Ending Fall 2009) Audience Share(a)

					Ranking by Size of African- American Population Persons 12+(c)
						Estimated Fall 2009 Metro
				Estimated 2008 Annual Radio Revenue(b)		Population Persons 12+(c)
	Number of Stations						African- American%
Market	FM	AM				Total
				($ millions)		(millions)
Atlanta (1)	4	-	12.4	398.5	3	4.4	31.1%
Washington, DC (1)	3	2	11.5	365.1	4	4.3	26.5%
Philadelphia (1)	3	-	9.0	301.4	5	4.4	20.2%
Detroit (1)	2	1	6.2	225.3	6	3.8	21.9%
Houston (1)	3	-	15.8	383.8	8	4.8	16.9%
Dallas (1)	2	-	6.1	416.3	9	5.2	14.3%
Baltimore(2)	2	2	16.6	147.6	11	2.3	28.5%
St. Louis(2)	2	-	8.7	139.7	14	2.3	18.2%
Charlotte(3)	2	-	5.4	114.5	15	2.0	20.9%
Cleveland(4)	2	2	14.1	108.4	18	1.8	19.1%
Richmond(3)	4	1	21.8	60.9	20	.9	29.5%
Raleigh-Durham(3)	4	-	18.2	84.8	19	1.3	21.6%
Boston (5)	-	1	-	310.5	21	4.0	6.6%
Cincinnati(4)	2	1	9.7	123.1	28	1.8	12.3%
Columbus(3)	3	-	14.2	102.9	29	1.5	14.4%
Indianapolis(3)(6)	3	1	18.4	93.6	31	1.4	14.8%

Total	41	11

(1) (2) (3) (4) (5) (6)
 The four book average and rank is measured using the Portable People MeterTM (“PPMTM”) methodology.

The four book average is measured using a two book diary and a two book (six months) PPMTM average.  The four book rank is based on the two book PPMTM average.

The four book average and rank is measured using the four book diary average.

The four book average is measured using a three book diary and a one book (three months) PPMTM average.  The four book rank is based on the three book diary average.

We do not subscribe to Arbitron for our Boston market.

 WDNI-CD (formerly WDNI-LP), the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

(a)	Audience share data are for the 12+ demographic and derived from the Arbitron Survey four book averages ending with the Fall 2009 Arbitron Survey.

(b)
2008 estimated annual radio revenues are from BIA Financials Investing in Radio Market Report, 2008 Yearbook. The BIA Financials Investing in Radio Market Report, 2009 Yearbook which would include the 2009 estimated annual radio revenues was not available at the date this Form 10-K was filed.

(c)	Population estimates are from the Arbitron Radio Market Report, Fall 2009.

The African-American Market Opportunity

We believe that urban-oriented media primarily targeting African-Americans continues as an attractive opportunity for the following reasons:

Relative Outperformance versus General Market.  Within our core radio business, based on reports prepared by Miller Kaplan, the total market revenue for 2009 in the markets within which we operate declined 18.2% while our revenues within these markets declined by 16.7%.  In addition, our market share within the markets in which we operate increased from 9.9% as of December 31, 2008 to 10.1% as of December 31, 2009.  We attribute this outperformance to the unique multi-media platform we operate specifically targeting the African-American population and urban listeners. Based upon population growth trends, geographic concentration among the African-American population, income growth and the significant influence of African-American culture, we believe that targeting African-Americans through advertising continues to be an attractive opportunity.  In addition, the growth in internet usage among African-Americans contrasted with the limited online content targeting the African-American and urban consumer populations represents a market opportunity that has yet to mature.

Rapid African-American Population Growth.  From 2000 to 2007, the African-American population grew 9.4%, compared to a 6.9% overall population growth rate, and accounted for 13.5% of total population growth by 2008. The African-American population is expected to grow to approximately 40.0 million by the end of 2010, a 9.9% increase from 2000, compared to an expected increase during the same period of 6.0% for the non-African-American U.S. population. African-Americans are expected to make up 17.9% of total population growth during the period from 2005 through 2010. (Source: U.S. Census Bureau, 2004, “U.S. Interim Projections by Age, Sex, Race, and Hispanic Origin.”) According to the U.S. Census, the average African-American population is nearly five years younger than the total U.S. population average. As a result, urban formats, in general, tend to skew younger than formats targeted to the general market population.  By 2013, the African-American population will represent almost 14% of the total U.S. population.  The African-American consumer market represents an attractive customer segment in many states.

High African-American Geographic Concentration.  An analysis of the African-American population shows a high degree of geographic concentration.  A recent study shows that while the most populous five U.S. markets are home to 21.0% of the overall U.S. population, 27.0% of the African-American population resides in those same markets.  Expanding the analysis to the most populous 20 U.S. markets, 45.0% of the overall U.S. population resides within these markets, with 57% of the African-American population residing within them. (Source: “Markets Within Markets,” Cable Advertising Bureau (“CAB”) Race, Relevance and Revenue, June 2007).  The practical implication of these findings is that a multi-media strategy within these pockets of geographic concentration can have a much more meaningful reach towards the African-American population than non-African-American U.S. populations.

Higher African-American Income Growth.  The economic status of African-Americans improved at an above-average rate over the past two decades. The per capita income of African-Americans is expected to increase 21.1% between 2005 and 2010 (Source: U.S. Census Bureau, Historical Income Data). African-American buying power was estimated at $913 billion in 2008, up from $590 billion in 2000.  African-American buying power is expected to increase to $1.2 trillion by 2013, up by 210.0% in 22 years. (Source: “The Multicultural Economy 2008,” Selig Center for Economic Growth, Terry College of Business, The University of Georgia, January 2009).  In addition, African-American consumers tend to have a different consumption profile than do non-African-Americans. A report published by the CAB notes those products and services for which African-American households spent more or a higher proportion of their money than non-African-Americans. The products and services included apparel and accessories, appliances, consumer electronics, food, personal care products, telephone service and transportation. Such findings imply that utilities, telecom firms, clothing and grocers would greatly benefit from marketing directly to African-American consumers.  This is particularly true in those states (including the District of Columbia) where African-American buying power represents the largest share of total buying power within such states, such as the District of Columbia (31.1%), Maryland (22.0%), Georgia (20.5%), North Carolina (14.5%) and Virginia (13.1%).  (Source: “Black Buying Power,” CAB Race, Relevance and Revenue, June 2007).

Growing Influence of African-American Culture.  We believe that there continues to be an ongoing “urbanization” of many facets of American society as evidenced by the influence of African-American culture in the areas of politics, music, film, fashion, sports and urban-oriented television shows and networks. We believe that many companies from a broad range of industries and prominent fashion designers have embraced this urbanization trend in their products as well as their advertising messages.  As noted in one recent study, “The influence of African-American youth culture is no accident. The black population is among the youngest in the nation, with 56.1% under age 35 in 2009, and nearly 30% under age 18.”  (Source:  “African Americans Online”, eMarketer, March 2009).

Growth in Advertising Targeting the African-American Market.  We continue to believe that large corporate advertisers are becoming more focused on reaching minority consumers in the United States. The African-American community is considered an emerging growth market within a mature domestic market. Over the 12-month period October 1, 2006 to September 30, 2007, advertisers spent $2.3 billion across all media targeting African-Americans.  Of that amount, advertisers spent $805 million, or 35% of total media spending, on radio formats targeting African-Americans.  Advertisers use radio to target African-Americans more than any other medium. (Source:  “Big Ad-Spend on Radio Targeting Blacks” Mediaweek, January 29, 2008).  We believe many large corporations are expanding their commitment to ethnic advertising. The companies that successfully market to the African-American audience have focused on building brand relationships. Advertisers are making an effort to fully understand African-Americanconsumers, and to relate to them with messages that are relevant to their community. These advertisers are accomplishing this by visibly and consistently engaging the African-American consumer, involving themselves with the interests of the African-American consumer and increasing African-American brand loyalty.

Significant and Growing Internet Usage among African-Americans with Limited Targeted Online Content Offerings.  African-Americans are becoming significant users of the internet. The same factors driving increases in African-American buying power, such as improvements in education, income and employment, are also increasing African-American internet usage. One study estimates that 23.7 million African-Americans will make up 11.2% of all U.S. internet users in 2013, up from 9.9% in 2008.  (Source:  “African Americans Online”, eMarketer, March 2009).   This represents a 24% increase from 2008 versus a 15% increase for the general population and an 11% increase amount white internet users.  In one of the more recent studies available that tracks internet usage patterns, African-Americans were found to use the internet more hours per day than the general online population. Additionally, the growth of internet penetration and high-speed internet penetration in African-American households is expected to remain above that of the general population. We believe that there is no company that dominates the African-American market online and the lack of any strong competitive presence presents a significant opportunity for us to build an online business that is highly scalable.

The Results of our Black America Study (www.blackamericastudy.com).  In addition to relying on third-party research and our own experience, from time to time we conduct or commission our own proprietary research.  In early 2008, we released the groundbreaking “Black America Study.”  This national study, conducted by Yankelovich, a leader in consumer research for over 50 years, is one of the largest segmentation research studies ever done of Blacks and African-Americans.  This study helps us to better understand the motivations of our core demographic by segmenting the large and growing African-American audience so that we can highlight the diversity that exists in Black America. This enhanced understanding helps us identify new opportunities to serve the African-American community and assists us in helping advertisers and marketers reach Black America more effectively.

The study includes insight into the feelings of African-Americans about their future, past and present, as well as, details on their relationship with media, advertising and technology. The incredible wealth of quantifiable information about our listeners, viewers, readers and visitors provides invaluable marketing and programming applications for us.  This allows us to ensure that our content best reflects our audience and allows for companies, organizations and individuals to effectively reach this vital community.

Business Strategy

Radio Station Portfolio Optimization.  Within our core radio business, our strategy is to make select acquisitions of radio stations, primarily in markets where we already have a presence, and to divest stations which are no longer strategic in nature. We may divest stations that do not have an urban format or stations located in smaller markets or markets where the African-American population is smaller, on a relative basis, than other markets in which we operate. Since December 2006, we have completed the sale of approximately $287.9 million of our non-core radio assets in accordance with our portfolio optimization plan. Notwithstanding these dispositions, we are continually looking for opportunities to upgrade existing radio stations by strengthening their signals to reach a larger number of potential listeners.

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

Top 50 African-American Radio Markets in the United States

The table below notes the top 50 African-American radio markets in the United States. Bold text indicate markets where we own radio stations. Population estimates are for 2009 and are based upon data provided by Arbitron.

Rank	Market	African-American Population (Persons 12+)	African-Americans as a Percentage of the Overall Population (Persons 12+)
		(In thousands)
1	New York, NY	2,701	17.2%
2	Chicago, IL	1,380	17.6
3	Atlanta, GA	1,372	31.1
4	Washington, DC	1,135	26.5
5	Philadelphia, PA	879	20.2
6	Detroit, MI	840	21.9
7	Los Angeles, CA	816	7.4
8	Houston-Galveston, TX	816	16.9
9	Dallas-Ft. Worth, TX	733	14.3
10	Miami-Ft. Lauderdale-Hollywood, FL	708	19.8
11	Baltimore, MD	645	28.5
12	Memphis, TN	468	43.8
13	San Francisco, CA	437	7.1
14	St. Louis, MO	421	18.2
15	Charlotte-Gastonia-Rock Hill, NC	420	20.9
16	Norfolk-Virginia Beach-Newport News, VA	420	31.6
17	New Orleans, LA	347	34.7
18	Cleveland, OH	336	19.1
19	Raleigh-Durham, NC	287	21.6
20	Richmond, VA	278	29.5
21	Boston, MA	264	6.6
22	Tampa-St. Petersburg-Clearwater, FL	258	10.8
23	Birmingham, AL	252	28.3
24	Greensboro-Winston-Salem-High Point, NC	247	20.7
25	Jacksonville, FL	244	21.4
26	Orlando, FL	239	15.7
27	Nassau-Suffolk (Long Island), NY	224	9.2
28	Cincinnati, OH	220	12.3
29	Columbus, OH	210	14.4
30	Milwaukee-Racine, WI	208	14.3
31	Indianapolis, IN	206	14.8
32	Kansas City, KS	200	12.4
33	Nashville, TN	198	15.8
34	Baton Rouge, LA	190	33.5
35	Seattle-Tacoma, WA	185	5.5
36	Middlesex-Somerset-Union, NJ	185	13.3
37	Jackson, MS	182	46.1
38	Minneapolis-St. Paul, MN	181	6.7
39	Columbia, SC	171	32.4
40	Riverside-San Bernardino, CA	169	9.2
41	West Palm Beach-Boca Raton, FL	165	14.8
42	Pittsburgh, PA	165	8.3
43	Las Vegas, NV	158	10.3
44	Phoenix, AZ	153	4.6
45	Charleston, SC	152	27.4
46	Greenville-Spartanburg, SC	148	16.9
47	Augusta, GA	148	34.2
48	Sacramento, CA	140	7.6
49	Louisville, KY	135	14.1
50	San Diego, CA	131	5.1

Multi-Media Operating Strategy

To maximize net revenue and station operating income at our radio stations, we strive to achieve the largest audience share of African-American listeners in each market, convert these audience share ratings to advertising revenue, and control operating expenses. Complementing our core radio franchise is our cable and online media interests. Through our national presence across our various media, we provide our customers with a multi-media advertising platform that is a unique and powerful delivery mechanism toward African-Americans and other urban consumers. We believe that as we continue to diversify into other media, the strength and effectiveness of this unique platform will become even more compelling.  The success of our strategy relies on the following:

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

Market Research, Targeted Programming and Marketing

We use market research to tailor the programming, marketing and promotion of our radio stations and the content of our complementary media to maximize audience share. We also use our research to reinforce and refine our current programming and content, to identify unserved or underserved markets or segments within the African-American population and to determine whether to acquire new media properties or reprogram one of our existing media properties to target those markets or segments.

We also seek to reinforce our targeted programming and content by creating a distinct and marketable identity for each of our media properties. To achieve this objective, in addition to our significant community involvement discussed below, we employ and promote distinct, high-profile personalities across our media properties, many of whom have strong ties to the African-American community and the local communities in which a broadcasting property is located.

Ownership and Syndication of Programming Content

To diversify our revenue base beyond the markets in which we physically operate, we seek to develop or acquire proprietary African-American targeted content. We distribute this content in a variety of ways, utilizing our own network of multi-media distribution assets or through distribution assets owned by others. If we distribute content through others, we are paid for providing this content or receive advertising inventory in exchange which we monetize through our sales efforts. To date, our programming content efforts have included our investment in TV One and its related programming, our 53.5% ownership of Reach Media, the acquisition and development of our interactive brands including BlackPlanet, NewsOne, TheUrbanDaily and HelloBeautiful and the development and distribution of several syndicated radio shows, including the Russ Parr Morning Show, the Yolanda Adams Morning Show, the Rickey Smiley Morning Show, CoCo Brother Live, CoCo Brother's the “Spirit” program, Bishop T.D. Jakes' “Empowering Moments,” the Reverend Al Sharpton Show, and the Warren Ballentine Show.

Radio Station Clustering, Programming Segmentation and Sales Bundling

We strive to build clusters of radio stations in our markets, with each radio station targeting different demographic segments of the African-American population. This clustering and programming segmentation strategy allows us to achieve greater penetration within the distinct segments of our overall target market. In a similar fashion, we have multiple online brands including BlackPlanet, NewsOne, TheUrbanDaily and HelloBeautiful.  Each of these brands focuses upon a different segment of African-American online users.  With our radio station clusters and multiple online brands, we are able to direct advertisers to specific audiences within the urban communities in which we are located or to bundle the radio stations and brands for advertising sales purposes when advantageous.

We believe there are several potential benefits that result from operating multiple radio stations within the same market as well as operating multiple online brands. First, each additional radio station in a market and online brand provides us with a larger percentage of the prime advertising time available for sale within that market and among online users.  Second, the more stations we program and brands we operate, the greater the market share we can achieve in our target demographic groups through the use of segmented programming and content delivery. Third, we are often able to consolidate sales, promotional, technical support and business functions across stations and brands to produce substantial cost savings.  Finally, the purchase of additional radio stations in an existing market and the development of additional online brands allow us to take advantage of our market expertise and existing relationships with advertisers.

Strategic and Coordinated Sales, Marketing and Special Event Efforts

We have assembled an effective, highly trained sales staff responsible for converting our broadcast and online audience shares into revenue.  We operate with a focused, sales-oriented culture, which rewards aggressive selling efforts through a commission and bonus compensation structure. We hire and deploy large teams of sales professionals for each of our media properties or media clusters, and we provide these teams with the resources necessary to compete effectively in the markets in which we operate. We utilize various sales strategies to sell and market our properties on a stand-alone basis, in combination with other properties within a given market, and across our various media properties, where appropriate.

We have created a national platform of radio stations in some of the largest African-American consumer markets. This platform reaches approximately 15 million listeners weekly, more than that of any other radio broadcaster primarily targeting African-Americans. Given the high degree of geographic concentration among the African-American population, national advertisers find advertising on our radio stations an efficient and cost-effective way to reach this target audience. Through our corporate sales department, we bundle and sell our platform of radio stations to national advertisers, thereby enhancing our revenue generating opportunities, expanding our base of advertisers, creating greater demand for our advertising time inventory and increasing the capacity utilization of our inventory and making our sales efforts more efficient. We have also created a dedicated online sales force as part of our interactive unit. The unit’s national team focuses on helping marketers reach our online audience of approximately 8 million unique visitors.  Our leading advertising products, custom marketing solutions, and integrated inventory opportunities, provide our advertising customers a unique vehicle to reach online African-American consumers at scale. To allow marketers to reach our audience across all of our platforms (radio, television and online) in an efficient way, in 2008, we launched One Solution, a cross-platform/brand sales and marketing effort which allows top tier advertisers to take full advantage of our complete suite of offerings through a one-stop shop approach.

In order to create advertising loyalty, we strive to be the recognized expert in marketing to the African-American consumer in the markets in which we operate. We believe that we have achieved this recognition by focusing on serving the African-American consumer and by creating innovative advertising campaigns and promotional tie-ins with our advertising clients and sponsoring numerous entertainment events each year. In these events, advertisers buy sponsorships, signage, booth space and/or broadcast promotions to sell a variety of goods and services to African-American consumers. As we expand our presence in our existing markets and into new markets, we may increase the number of events and the number of markets in which we host events based upon our evaluation of the financial viability and economic benefits of the events.

Strong Management and Performance-Based Incentives

We focus on hiring and retaining highly motivated and talented individuals in each functional area of our organization who can effectively help us implement our growth and operating strategies. Our management team is comprised of a diverse group of individuals who bring significant expertise to their functional areas. To enhance the quality of our management in the areas of sales and programming, general managers, sales managers and program directors have significant portions of their compensation tied to the achievement of certain performance goals. General Managers’ compensation is based partially on increasing market share and achieving station operating income benchmarks, which creates an incentive for management to focus on both sales growth and profitability. Additionally, sales managers and sales personnel have incentive packages based on sales goals, and program directors and on-air talent have incentive packages focused on maximizing ratings in specific target segments. Our One Solution sales approach seeks to drive incremental revenue and value across all of our media properties and includes performance based incentives for our sales team.

Significant Community Involvement

We believe our active involvement and significant relationships in the African-American community across each of our brands and in each of our markets provide a competitive advantage in targeting African-American audiences and significantly improve the marketability of our advertising to businesses that are targeting such communities. We believe that a media property’s image should reflect the lifestyle and viewpoints of the target demographic group it serves. Due to our fundamental understanding of the African-American community, we are well positioned to identify music and musical styles, as well as political and social trends and issues, early in their evolution. This understanding is integrated into significant aspects of our operations across all of our media properties and enables us to create enhanced awareness and name recognition in the marketplace.  In addition, we believe our approach to community involvement leads to increased effectiveness in developing and updating our programming formats and online brands and content which in turn leads to greater listenership and users of our online properties, driving higher ratings and online traffic over the long-term.

Our Radio Station Portfolio

The following table sets forth selected information about our portfolio of radio stations as of December 31, 2009. Market population data and revenue rank data are from BIA Financials Investing in Radio Market Report, 2009 Fourth Edition. Audience share and audience rank data are based on Arbitron Survey four book averages ending with the Fall 2009 Arbitron Survey unless otherwise noted. As used in this table, “n/a” means not applicable or not available and (“t”) means tied with one or more radio stations. We do not subscribe to Arbitron for our Boston market.

	Market Rank					Four Book Average
	2009	2009				Audience Share	Audience Rank		Audience Share	Audience Rank
	Metro	Radio	Year		Target Age	in 12+	in 12+-		in Target	in Target
Market	Population	Revenue	Acquired	Format	Demographic	Demographic	Demographic		Demographic	Demographic

Atlanta(1)(2)	7	6
WPZE-FM(a)			2004	Contemporary Inspirational	25-54	4.3	7		3.8	8
WHTA-FM			2002	Urban Contemporary	18-34	3.7	11		6.9	3
WAMJ-FM(b)			1999	Urban AC	25-54	4.3	6		5.4	4
WUMJ-FM(c)			1999	Urban AC	25-54	*	*		*	*

Washington, DC(1)(2)	9	7
WKYS-FM			1995	Urban Contemporary	18-34	3.6	13		7.9	3
WMMJ-FM			1987	Urban AC	25-54	4.7	6		4.2	9
WPRS-FM			2008	Contemporary Inspirational	25-54	3.2	15		3.5	13
WYCB-AM			1998	Gospel	25-54	0.2	38	(t)	0.2	38	(t)
WOL-AM			1980	News/Talk	35-64	0.3	32	(t)	0.3	32	(t)
Philadelphia(3)	8	10
WPPZ-FM			1997	Contemporary Inspirational	25-54	3.3	12	(t)	3.5	12	(t)
WPHI-FM			2000	Urban Contemporary	18-34	2.6	19		5.8	7
WRNB-FM			2004	Urban AC	25-54	3.1	15	(t)	3.0	17
Detroit(1)(2)	11	13
WHTD-FM			1998	Urban Contemporary	18-34	2.4	18	(t)	4.4	8
WDMK-FM			1998	Urban AC	25-54	3.2	17		3.6	14
WCHB-AM			1998	News/Talk	35-64	0.6	30	(t)	0.3	31	(t)
Houston(3)	6	8

KMJQ-FM			2000	Urban AC	25-54	6.8	1		7.6	1
KBXX-FM			2000	Urban Contemporary	18-34	6.5	2		10	1
KROI-FM			2004	Contemporary Inspirational	25-54	2.5	17		2.7	1	8(t)
Dallas(1)(2)	5	4
KBFB-FM			2000	Urban Contemporary	18-34	3.6	8	(t)	6.1	2
KSOC-FM			2001	Urban AC	25-54	2.5	17		3.1	13
Baltimore	22	20
WERQ-FM			1993	Urban Contemporary	18-34	7.7	1		15.5	1
WWIN-FM			1992	Urban AC	25-54	8.3	2	(t)	8.2	2
WOLB-AM			1993	News/Talk	35-64	0.2	43	(t)	0.2	46	(t)
WWIN-AM			1992	Gospel	35-64	0.4	34	(t)	0.5	33	(t)
St. Louis	20	21

WFUN-FM			1999	Urban AC	25-54	4.4	8		4.7	12
WHHL-FM			2006	Urban Contemporary	18-34	4.3	12		7.8	4
Cleveland	29	27
WENZ-FM			1999	Urban Contemporary	18-34	6.0	5		13.2	1
WERE-AM			2000	News/Talk	35-64	0.3	29	(t)	0.4	26	(t)
WZAK-FM			2000	Urban AC	25-54	7.0	2		7.4	1
WJMO-AM			1999	Contemporary Inspirational	25-54	0.8	23	(t)	0.9	22	(t)
Charlotte	25	30

WQNC-FM			2000	Urban AC	25-54	2.1	18		2.4	17
WPZS-FM			2004	Contemporary Inspirational	25-54	3.3	12		3.4	11	(t)
Richmond	55	45
WCDX-FM			2001	Urban Contemporary	18-34	6.0	6		13.0	1	(t)
WPZZ-FM			1999	Contemporary Inspirational	25-54	5.5	7		5.0	7
WKJS-FM			2001	Urban AC	25-54	10	1		11.7	1
WKJM-FM			2001	Urban AC	25-54	**	**		**	**
WTPS-AM			2001	News/Talk	35-64	0.3	22	(t)	0.3	24	(t)
Raleigh-Durham	42	37
WQOK-FM			2000	Urban Contemporary	18-34	6.5	3	(t)	11.8	1
WFXK-FM			2000	Urban AC	25-54	***	***		***	***
WFXC-FM			2000	Urban AC	25-54	6.5	3	(t)	7.4	1
WNNL-FM			2000	Contemporary Inspirational	25-54	5.2	8		5.1	8
Columbus	36	31
WCKX-FM			2001	Urban Contemporary	18-34	7.0	3		13.6	1
WXMG-FM			2001	R&B/Oldies	25-54	5.8	5		6.2	4
WJYD-FM			2001	Contemporary Inspirational	25-54	1.4	21	(t)	1.2	21
Cincinnati	28	24
WIZF-FM			2001	Urban Contemporary	18-34	4.4	9		8.9	2
WMOJ-FM			2006	Urban AC	25-54	4.7	6	(t)	4.5	7
WDBZ-AM			2007	News/Talk	35-64	0.6	25	(t)	0.7	23	(t)
Indianapolis(4)	39	32
WHHH-FM			2000	Rhythmic CHR	18-34	6.6	3		13.3	1
WTLC-FM			2000	Urban AC	25-54	6.3	4		6.6	3
WNOU-FM			2000	Pop/CHR	18-34	3.5	11	(t)	7.0	3	(t)
WTLC-AM			2001	Contemporary Inspirational	25-54	2.0	16		2.1	15

AC -	refers to Adult Contemporary

CHR -	refers to Contemporary Hit Radio

R&B -	refers to Rhythm and Blues

Pop -	refers to Popular Music

*	Simulcast with WAMJ-FM

**	Simulcast with WKJS-FM

***	Simulcast with WFXC-FM

(a)	WPZE-FM effective February 20, 2009 (formerly WAMJ-FM).

(b)	WAMJ-FM effective February 27, 2009 (formerly WJZZ-FM).

(c)	WUMJ-FM effective February 20, 2009 (formerly WPZE-FM).

(1)	Due to a methodology measurement change, the four book average is measured using the diary method in the first three quarters of the year and the PPMTM methodology for the fourth quarter.

(2)	Due to a methodology measurement change to PPMTM, the rank is based upon a three book diary average ranking.

(3)	The four book average is measured using the PPMTM methodology.

(4)	WDNI-CD (formerly WDNI-LP), the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

Radio Advertising Revenue

For the year ended December 31, 2009, approximately 82.0% of our net revenue was generated from the sale of advertising in our core radio business. Substantially all net revenue generated from our radio franchise is generated from the sale of local, national and network advertising. Local sales are made by the sales staff located in our markets. National sales are made primarily by Katz Communications, Inc. (“Katz”), a firm specializing in radio advertising sales on the national level. Katz is paid agency commissions on the advertising sold. Network sales are made by third-party sales representatives in exchange for commercial inventory made available to them. Approximately 56.2% of our net revenue for the year ended December 31, 2009 was generated from the sale of local advertising and 37.3% from sales to national advertisers, including network advertising. The balance of net revenue generated from our radio franchise is primarily derived from tower rental income, ticket sales and revenue related to Radio One sponsored events, management fees and other revenue.

Advertising rates charged by radio stations are based primarily on:

•	a radio station’s audience share within the demographic groups targeted by the advertisers;

•	the number of radio stations in the market competing for the same demographic groups; and

•	the supply and demand for radio advertising time.

A radio station’s listenership is measured by diary ratings surveys or the PPMTM system, both of which estimate the number of listeners tuned to a radio station and the time they spend listening to that radio station. Ratings are used by advertisers to evaluate whether to advertise on our radio stations, and are used by us to chart audience growth, set advertising rates and adjust programming. Advertising rates are generally highest during the morning and afternoon commuting hours.

Strategic Diversification and Other Sources of Revenue

We have expanded our operations to include other media forms that are complementary to our core radio business.  Most recently, in April 2008, we acquired CCI, an online social networking company that hosts the website BlackPlanet, the largest social networking site primarily targeted at African-Americans.  CCI currently generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services, including advertising aimed at diversity recruiting. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable. CCI has a diversity recruiting relationship with Monster, Inc. (“Monster”). Monster posts job listings and advertising on CCI’s websites and CCI earns revenue for displaying the images on its websites.

CCI is a part of our broader interactive unit, Interactive One, which also includes the online brands NewsOne, TheUrbanDaily and HelloBeautiful. Similar to CCI, these web properties primarily derive their revenue from advertising services. Revenue is recognized either as impressions are delivered, when “click through” purchases or leads are reported, or ratably over the contract, where applicable.

In February 2005, we acquired 51% of the common stock of Reach Media, which operates The Tom Joyner Morning Show and related businesses. A new agreement was executed in November 2009 (“Sales Representation Agreement”) to replace the old agreement which expired on December 31, 2009, whereby, effective 2010, Citadel Broadcasting Corporation (“Citadel”) will sell advertising inventory outside the Tom Joyner Morning Show. In addition, Reach Media has expanded its internal sales force to sell in-show advertising inventory, event sponsorships and BlackAmericaWeb.com advertising. As an inducement for Reach Media to enter into the new Sales Representation Agreement, Citadel returned its noncontrolling ownership interest in Reach Media back to Reach Media.  This ownership interest was part of the original agreement signed in 2003. As a result of classifying these shares as treasury stock, this transaction effectively increased Radio One’s common stock interest in Reach Media to 53.5%. In exchange for the return of the ownership interest, Reach Media issued a $1.0 million promissory note payable to Radio Networks, a subsidiary of Citadel, due in December 2011. Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndication agreements. Mr. Joyner is a leading nationally syndicated radio personality. As of December 31, 2009, The Tom Joyner Morning Show was broadcast on 105 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach Media provides programming content for TV One and operates www.BlackAmericaWeb.com, an African-American targeted website. Reach Media also operates the Tom Joyner Family Reunion and various other special event-related activities.

In July 2003, we entered into a joint venture agreement with an affiliate of Comcast Corporation and other investors to create TV One, a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One by December 31, 2006. As of April 30, 2007, $60.3 million of this commitment had been funded. No additional investment has been made as of the date of this filing.  The initial commitment period for funding the capital committed has been extended to June 30, 2010, due in part to TV One's lower than anticipated capital needs during the initial commitment period.

In December 2004, TV One entered into a distribution agreement with DIRECTV, Inc. (“DIRECTV”) and certain affiliates of DIRECTV became investors in TV One. As of December 31, 2009, we owned approximately 37% of TV One on a fully-converted basis.

We entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, we are providing TV One with administrative and operational support services and access to Radio One personalities. This agreement was originally scheduled to expire in January 2009, but was extended to January 2010 and has been further extended to January 2011. Under the advertising services agreement, we are providing a specified amount of advertising to TV One. This agreement was also originally scheduled to expire in January 2009, and has been extended to January 2011. In consideration of providing these services, we have received equity in TV One, and receive an annual cash fee of $500,000 for providing services under the network services agreement.

We have launched websites that simultaneously stream radio station content for 51 of our 52 radio stations, and we derive revenue from the sale of advertisements on those websites. We generally encourage our web advertisers to run simultaneous radio campaigns and use mentions in our radio airtime to promote our websites. By providing streaming, we have been able to broaden our listener reach, particularly to “office hour” listeners. We believe streaming has had a positive impact on our radio stations’ reach to listeners.  In addition, our station websites link to our other online properties acting as traffic sources for these online brands.

In December 2006, we acquired certain assets constituting Giant Magazine, an urban-themed music and lifestyle magazine. In December 2009, we discontinued publication of the magazine. However, we continue to retain the Giant brand as part of our interactive unit.

Future opportunities could include investments in, or acquisitions of, companies in diverse media businesses, music production and distribution, movie distribution, internet-based services, and distribution of our content through emerging distribution systems such as the internet, cellular phones, personal digital assistants, digital entertainment devices and the home entertainment market.

Competition

The media industry is highly competitive and we face intense competition in both our core radio franchise and in our complementary media properties, including our interactive unit. Our media properties compete for audiences and advertising revenue with other radio stations and with other media such as broadcast and cable television, the internet, satellite radio, newspapers, magazines, direct mail and outdoor advertising, some of which may be controlled by horizontally-integrated companies. Audience ratings and advertising revenue are subject to change and any adverse change in a market could adversely affect our net revenue in that market. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and advertising revenue. Other media companies which are larger and have more resources may also enter or increase their presence in markets or segments in which we operate. Although we believe our media properties are well positioned to compete, we cannot assure that our properties will maintain or increase their current ratings, market share or advertising revenue.

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

Along with most other public radio companies, we have invested in iBiquity, a developer of digital audio broadcast technology. We have committed by the end of 2009 to convert most of our analog broadcast radio stations to in-band, on-channel digital radio broadcasts, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services. However, we cannot assure you that these arrangements will be successful or enable us to adapt effectively to these new media technologies. As of December 31, 2009, we had converted 49 stations to digital broadcast.

Our interactive unit competes for the time and attention of internet users and, thus, advertisers and advertising revenues with a wide range of internet companies such as Yahoo!TM Inc., Google TM and Microsoft TM, social networking sites such as MySpace TM and Facebook TM and traditional media companies, which are increasingly offering their own internet products and services. The internet is dynamic and rapidly evolving, and new and popular competitors, such as social networking sites, frequently emerge and/or are fragmented by new and evolving technologies.

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

Federal Regulation of Radio Broadcasting

The radio broadcasting industry is subject to extensive and changing regulation by the Federal Communications Commission (“FCC”) of ownership, programming, technical operations, employment and other business practices. The FCC regulates radio broadcast stations pursuant to the Communications Act (the “Communications Act”) of 1934, as amended. The Communications Act permits the operation of radio broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. Among other things, the FCC:

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

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	proposals regarding the regulation of the broadcast of indecent or violent content;

•	proposals to increase the actions stations must take to demonstrate service to their local communities;

•	technical and frequency allocation matters, including increased protection of low power FM stations from interference by full-service stations;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

•	changes to allow satellite radio operators to insert local content into their programming service;

•	service and technical rules for digital radio, including possible additional public interest requirements for terrestrial digital audio broadcasters;

•	legislation that would provide for the payment of royalties to artists and musicians whose music is played on terrestrial radio stations;
•	changes to allow telephone companies to deliver audio and video programming to homes in their service areas; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

FM class designations depend upon the geographic zone in which the transmitter of the FM radio station is located. The minimum and maximum facilities requirements for an FM radio station are determined by its class. In general, commercial FM radio stations are classified as follows, in order of increasing power and antenna height: Class A, B1, C3, B, C2, C1, C0 and C. The FCC has adopted a rule subjecting Class C FM stations that do not satisfy a certain antenna height requirement to an involuntary downgrade in class to Class C0 under certain circumstances.

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

Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts	Antenna Height (AM) HAAT (FM) in Meters	Operating Frequency	Expiration Date of FCC License

Atlanta	WUMJ-FM(1)	1999	C3	7.9	175.0	97.5 MHz	4/1/2012
	WAMJ-FM(2)	1999	C3	21.5	110.0	107.5 MHz	4/1/2012
	WHTA-FM	2002	C2	27.0	176.0	107.9 MHz	4/1/2012
	WPZE-FM(3)	2004	A	3.0	143.0	102.5 MHz	4/1/2012
Washington, DC	WOL-AM	1980	C	.37	103.0	1450 kHz	10/1/2011
	WMMJ-FM	1987	A	2.9	146.0	102.3 MHz	10/1/2011
	WKYS-FM	1995	B	24.5	215.0	93.9 MHz	10/1/2011
	WPRS-FM	2008	B	20.0	244.0	104.1 MHz	10/1/2011
	WYCB-AM	1998	C	1.0	103.0	1340 kHz	10/1/2011
Philadelphia	WPPZ-FM(4)	1997	A	0.27	338.0	103.9 MHz	8/1/2014
	WPHI-FM	2000	B	17.0	263.0	100.3 MHz	8/1/2014
	WRNB-FM	2004	A	0.78	276.0	107.9 MHz	6/1/2014
Detroit	WDMK-FM	1998	B	20.0	221.0	105.9 MHz	10/1/2012
	WCHB-AM	1998	B	50.0	49.3	1200 kHz	10/1/2012
	WHTD-FM	1998	B	50.0	152.0	102.7 MHz	10/1/2012
Houston	KMJQ-FM	2000	C	100.0	524.0	102.1 MHz	8/1/2013
	KBXX-FM	2000	C	100.0	585.0	97.9 MHz	8/1/2013
	KROI-FM	2004	C1	24.0	295.0	92.1 MHz	8/1/2013
Dallas	KBFB-FM	2000	C	100.0	491.0	97.9 MHz	8/1/2013
	KSOC-FM	2001	C	100.0	591.0	94.5 MHz	8/1/2013
Baltimore	WWIN-AM	1992	C	0.5	86.9	1400 kHz	10/1/2011
	WWIN-FM	1992	A	3.0	91.0	95.9 MHz	10/1/2011
	WOLB-AM	1993	D	0.25	85.3	1010 kHz	10/1/2011
	WERQ-FM	1993	B	37.0	174.0	92.3 MHz	10/1/2011
St. Louis	WFUN-FM	1999	C3	24.5	102.0	95.5 MHz	12/1/2012
	WHHL-FM	2006	C2	50.0	140.0	104.1 MHz	2/1/2013
Cleveland	WJMO-AM	1999	B	5.0	128.1	1300 kHz	10/1/2012
	WENZ-FM	1999	B	16.0	272.0	107.9 MHz	10/1/2012
	WZAK-FM	2000	B	27.5	189.0	93.1 MHz	10/1/2012
	WERE-AM	2000	C	1.0	106.7	1490 kHz	10/1/2012
Charlotte	WQNC-FM	2000	A	6.0	100.0	92.7 MHz	12/1/2011
	WPZS-FM	2004	A	6.0	100.0	100.9 MHz	12/1/2011
Richmond	WPZZ-FM	1999	C1	100.0	299.0	104.7 MHz	10/1/2011
	WCDX-FM	2001	B1	4.5	235.0	92.1 MHz	10/1/2011
	WKJM-FM	2001	A	6.0	100.0	99.3 MHz	10/1/2011
	WKJS-FM	2001	A	2.3	162.0	105.7 MHz	10/1/2011
	WTPS-AM	2001	C	1.0	121.9	1240 kHz	10/1/2011
Raleigh-Durham	WQOK-FM	2000	C2	50.0	146.0	97.5 MHz	12/1/2011
	WFXK-FM	2000	C1	100.0	299.0	104.3 MHz	12/1/2011
	WFXC-FM	2000	C3	8.0	146.0	107.1 MHz	12/1/2011
	WNNL-FM	2000	C3	7.9	176.0	103.9 MHz	12/1/2011
Boston	WILD-AM	2001	D	4.8	59.6	1090 kHz	4/1/2014
Columbus	WCKX-FM	2001	A	1.9	126.0	107.5 MHz	10/1/2012
	WXMG-FM	2001	A	2.6	154.0	98.9 MHz	10/1/2012
	WJYD-FM	2001	A	6.0	100.0	106.3 MHz	10/1/2012
Cincinnati	WIZF-FM	2001	A	2.5	155.0	101.1 MHz	8/1/2012
	WDBZ-AM	2007	C	1.0	60.7	1230 kHz	10/1/2012
	WMOJ-FM	2006	A	3.1	141.0	100.3 MHz	10/1/2012
Indianapolis(A)	WHHH-FM	2000	A	3.3	87.0	96.3 MHz	8/1/2012
	WTLC-FM	2000	A	6.0	99.0	106.7 MHz	8/1/2012
	WNOU-FM	2000	A	6.0	100.0	100.9 MHz	8/1/2012
	WTLC-AM	2001	B	5.0	140.0	1310 kHz	8/1/2012

(1)	WUMJ-FM effective February 20, 2009 (formerly WPZE-FM).

(2)	WAMJ-FM effective February 27, 2009 (formerly WJZZ-FM).

(3)	WPZE-FM effective February 20, 2009 (formerly WAMJ-FM).

(4)	WPPZ-FM operates with facilities equivalent to 3kW at 100 meters.

(A)	WDNI-CD (formerly WDNI-LP), the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

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

The FCC generally applies its media ownership limits to “attributable” interests. The interests of officers, directors and those who directly or indirectly hold five percent or more of the total outstanding voting stock of a corporation that holds a broadcast license are generally deemed attributable interests, as are any limited partnership or limited liability company interests that are not properly “insulated” from management activities. Passive investors that hold stock for investment purposes only may hold attributable interests with the ownership of 20% or more of the voting stock of the licensee corporation. An entity with one or more radio stations in a market that enters into a local marketing agreement or a time brokerage agreement with another radio station in the same market obtains an attributable interest in the brokered radio station, if the brokering station supplies more than 15% of the brokered radio station’s weekly broadcast hours. Similarly, a radio station licensee’s right under a joint sales agreement (“JSA”) to sell more than 15% per week of the advertising time on another radio station in the same market constitutes an attributable ownership interest in such station for purposes of the FCC’s ownership rules. Debt instruments, non-voting stock, unexercised options and warrants, minority voting interests in corporations having a single majority shareholder and limited partnership or limited liability company membership interests where the interest holder is not “materially involved” in the media-related activities of the partnership or limited liability company generally do not subject their holders to attribution unless such interests implicate the FCC’s equity-debt-plus (or “EDP”) rule. Under the EDP rule, a major programming supplier or a same-market media entity will have an attributable interest in a station if the supplier or same-market media entity also holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity. For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and interests held by limited partners or limited liability company members that are not materially involved. A major programming supplier is any supplier that provides more than 15% of the station’s weekly programming hours.  The FCC has adopted revisions to the EDP rule to promote diversification of broadcast ownership, allowing the 33% EDP benchmark to be exceeded in certain circumstances that would enable an “eligible entity” (as defined by the FCC) to acquire a broadcast station.

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

The media ownership rules are subject to periodic review by the FCC. In 2003, the FCC adopted new rules to modify ownership limits, to change the way a local radio market is defined and to make JSAs involving more than 15% of a same-market radio station’s advertising sales “attributable” under the ownership limits. The FCC grandfathered existing combinations of radio stations that would not comply with the modified rules.  However, the FCC ruled that such noncompliant combinations could not be sold intact except to certain “eligible entities,” which the agency defined as entities qualifying as a small business consistent with Small Business Administration standards.  The 2003 rules were challenged in court and the Third Circuit stayed their implementation, among other things, on the basis that the FCC did not adequately justify its radio ownership limits. Subsequently, the Third Circuit partially lifted its stay to allow the new local market definition, JSA attribution rule and grandfathering rules to go into effect. The FCC currently is applying such revisions to pending and new applications.

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

In its 2003 media ownership decision, the FCC adopted new cross-media limits to replace the former newspaper-broadcast and radio-television cross-ownership rules.  These provisions were remanded by the Third Circuit for further FCC consideration and are currently subject to a judicial stay. In 2006, the FCC commenced a new rule making proceeding which addressed the next periodic review and issues on remand from the Third Circuit.  At an open meeting on December 18, 2007, the FCC adopted a decision in that proceeding.  It revised the newspaper/broadcast cross-ownership rule to allow a degree of same-market newspaper/broadcast ownership based on certain presumptions, criteria and limitations.  It made no changes to the currently effective local radio ownership rules (as modified in 2003) or the radio/television cross-ownership rule (as modified in 1999). The FCC’s 2007 decision is the subject of a request for reconsideration and various court appeals.  Moreover, the FCC’s next periodic review of its media ownership rules is scheduled for 2010.

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

Programming and Operations.  The Communications Act requires broadcasters to serve the “public interest” by presenting programming in response to community problems, needs and interests and maintaining records demonstrating its responsiveness. The FCC considers complaints from listeners about a broadcast station’s programming, and the station is required to maintain letters and emails it receives from the public regarding station operation on public file for three years. In November 2007, the FCC adopted rules establishing a standardized form for reporting information on a television station’s public interest programming and requiring television broadcasters to post the new form, as well as other documents in their public inspection files, on station websites.  The FCC is considering whether to adopt similar rules for radio stations.  Moreover, the FCC has proposed rules designed to increase local programming content and diversity, including renewal application processing guidelines for locally-oriented programming and a requirement that broadcasters establish advisory boards in the communities where they own stations.  Stations also must follow FCC rules and policies regulating political advertising, obscene or indecent programming, sponsorship identification, contests and lotteries and technical operation, including limits on human exposure to radio frequency radiation.

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

The FCC requires that licensees not discriminate in hiring practices on the basis of race, color, religion, national origin or gender.  It also requires stations with at least five full-time employees to disseminate information about all full-time job openings and undertake outreach initiatives from an FCC list of activities such as participation in job fairs, internships or scholarship programs. The FCC is considering whether to apply these recruitment requirements to part-time employment positions.  Stations must retain records of their outreach efforts and keep an annual Equal Employment Opportunity (“EEO”) report in their public inspection files and post an electronic version on their websites. Radio stations with more than 10 full-time employees must file certain EEO reports with the FCC midway through their license term.

From time to time, complaints may be filed against any of our radio stations alleging violations of these or other rules. In addition, the FCC may conduct audits or inspections to ensure and verify licensee compliance with FCC rules and regulations. Failure to observe these or other rules and regulations can result in the imposition of various sanctions, including fines or conditions, the grant of “short” (less than the maximum eight year) renewal terms or, for particularly egregious violations, the denial of a license renewal application or the revocation of a license.

Employees

As of February 28, 2010, we employed 960 full-time employees and 373 part-time employees. Our employees are not unionized; however, some of our employees were at one point covered by collective bargaining agreements that we assumed in connection with certain of our station acquisitions. We have not experienced any work stoppages and believe relations with our employees are satisfactory.

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

ITEM 1A.  RISK FACTORS

Our future operating results could be adversely affected by a number of risks and uncertainties, the most significant of which are described below, but in no particular order.

Risks Relating to the Nature and Operation of Our Business

The state and condition of the global financial markets and the U.S. economy may have an unpredictable impact on our business and financial condition.

The global equity, capital and credit markets have recently been experiencing unprecedented levels of volatility and disruption.  In some cases, the markets have produced downward pressure on stock prices and limited credit capacity for certain companies without regard to those companies’ underlying financial strength.  In addition, deterioration in the global and United States economies has produced a drop in consumer confidence and spending, which has impacted corporate profits and resulted in cutbacks in advertising budgets.  If the economic deterioration and/or current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience a further adverse effect, which may be material, on our business, financial condition, results of operations and our ability to access capital.  For example, any worsening of the economy, a continuation of market volatility or further weakness in consumer spending could continue to adversely impact the overall demand for advertising.  Such a result could have a negative effect on our revenues and results of operations.  In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

Any worsening or deterioration of the economy’s ongoing gradual recovery could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants.

As of the filing of this Form 10-K, based on our most recent revenue, operating income and cash flow projections, we believe it is probable the Company can meet its liquidity needs and maintain compliance with its debt covenants through December 31, 2010. It should be noted that certain covenants become considerably more restrictive in 2010. For example, our interest coverage ratio has changed from no less than 1.75 to 1.00 to no less than 2.00 to 1.00 for the period January 1, 2010 to December 31, 2010. Further, our total leverage ratio will step down from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective July 1, 2010 to September 30, 2011. Our projections are highly dependent on the continuation of the recently improving economic and advertising environments, and any adverse fluctuations, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed by management. If economic conditions deteriorate unexpectedly or do not continue to rebound, or if other adverse factors outside the Company’s control arise, our operations could be negatively impacted, which could reduce, negate or even prevent the Company from maintaining compliance with its debt covenants. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions and deferrals, seeking its share of distributions from TV One (which requires the consent of third parties and cannot be assured) and/or further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments, subject to our available liquidity to make such repurchases.

If the above measures are not successful in maintaining compliance with our debt covenants, we would attempt to negotiate for relief through an amendment or refinancing with our lenders or negotiate waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that we would be successful in reaching any definitive agreement to obtain relief from its debt covenant requirements in these circumstances. Failure to comply with our debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all outstanding debt, which would have a material adverse effect on the Company’s business and financial position.

We are currently assessing the Company’s options regarding the refinancing and restructuring of the Company’s debt, as well as other strategic initiatives that we may undertake in the future. These options include entering into one or more amendments, refinancing transactions, retiring or purchasing our outstanding debt through cash purchases, prepayments and/or exchanges for newly issued debt or equity securities or obligations in open market purchases, privately negotiated transactions or otherwise. Our ability to consummate amendments, refinancings, repurchases, prepayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors some of which may be beyond our control. Accordingly, there is no assurance that the Company will successfully enter into any definitive agreements for such options, or that any of the strategic initiatives being assessed will occur in the future.

Our revenue is substantially dependent on spending and allocation decisions by advertisers, and seasonality and/or weakening economic conditions may have an impact upon our business.

Substantially all of our revenue is derived from sales of advertisements and program sponsorships to local and national advertisers. Cutbacks or changes in advertisers’ spending priorities and/or allocations across different types of media may affect our results. We do not obtain long-term commitments from our advertisers and advertisers may cancel, reduce or postpone advertisements without penalty, which could adversely affect our revenue. Seasonal net revenue fluctuations are common in the media industries and are due primarily to fluctuations in advertising expenditures by local and national advertisers. In addition, advertising revenues in even-numbered years tend to benefit from advertising placed by candidates for political offices. The effects of such seasonality, combined with the severe structural changes that have occurred in the United States economy, make it difficult to estimate future operating results based on the previous results of any specific quarter and may adversely affect operating results.

Advertising expenditures also tend to be cyclical and reflect general economic conditions both nationally and locally. Because the Company derives a substantial portion of its revenues from the sale of advertising, a decline or delay in advertising expenditures could reduce the Company’s revenues or hinder its ability to increase these revenues. Advertising expenditures by companies in certain sectors of the economy, including the automotive, financial, entertainment and retail industries, represent a significant portion of the Company’s advertising revenues. Structural changes (such as a decreased number of automotive dealers) and business failures in these industries have affected our revenues and continued structural changes, consolidation or business failures in any of these industries could have significant further impact on our revenues. Any political, economic, social or technological change resulting in a significant reduction in the advertising spending of these sectors could adversely affect the Company’s advertising revenues or its ability to increase such revenues. In addition, because many of the products and services offered by the Company’s advertisers are largely discretionary items, weakening economic conditions could reduce the consumption of such products and services and, thus, reduce advertising for such products and services. Changes in advertisers’ spending priorities during economic cycles (such as the current cycle) may also affect our results.  Disasters, acts of terrorism, political uncertainty or hostilities also could lead to a reduction in advertising expenditures as a result of uninterrupted news coverage and economic uncertainty.

Pricing for advertising may continue to face downward pressure.

During 2009, in response to weakness and fluctuations in the economy, advertisers increasingly purchased lower-priced inventory rather than higher-priced inventory, and increasingly demanded lower pricing, in addition to increasingly purchasing later and through advertising inventory from third-party advertising networks. If advertisers continue to demand lower-priced inventory and continue to put downward pressure on pricing, our operating margins and ability to generate revenue could be further adversely affected.

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

Ratings for broadcast stations and traffic or visitors on a particular website are also factors that are weighed when advertisers determine outlets to use and in determining the advertising rates that the outlet receives. Poor ratings or traffic levels can lead to a reduction in pricing and advertising revenues.  For example, if there is an event causing a change of programming at one of the Company’s stations, there could be no assurance that any replacement programming would generate the same level of ratings, revenues or profitability as the previous programming.  In addition, changes in ratings methodology and technology could adversely impact our ratings and negatively affect our advertising revenues.

Arbitron, the leading supplier of ratings data for United States radio markets, has developed technology to passively collect data for its ratings service. The PPMTM is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. Our Atlanta, Baltimore, Cincinnati, Cleveland, Dallas, Detroit, Houston, Philadelphia, St. Louis and Washington, DC market ratings are being measured by the PPMTM.  In each market, there has been a compression in the relative ratings of all stations in the market, enhancing the competitive pressure within the market for advertising dollars. In addition, ratings for certain stations when measured by the PPMTM as opposed to the traditional diary methodology can be materially different.  PPMTM based ratings are scheduled to be introduced in all of our other markets, except Richmond, by October 2010. Due to its smaller market size, Richmond will remain on the diary methodology.  Because of the competitive factors we face and the introduction of the PPMTM, we cannot assure investors that we will be able to maintain or increase our current audience ratings and advertising revenue.

A disproportionate share of our net revenue comes from radio stations in a small number of geographic markets and from Reach Media.

Within our core radio business, four of the 16 markets in which we operate radio stations accounted for approximately 50.1% of our radio station net revenue for the year ended December 31, 2009.  Revenue from the operations of Reach Media, along with revenue from both the Houston and Washington, DC markets accounted for approximately 40.8% of our total consolidated net revenue for the year ended December 31, 2009.  Adverse events or conditions (economic or otherwise) could lead to declines in the contribution of Reach Media or to declines in one or more of the significant contributing markets (Houston, Washington, DC, Atlanta and Baltimore), which could have a material adverse effect on our overall financial performance and results of operations.

Our relationship with a significant customer has changed and we no longer have a guaranteed level of revenue from that customer.

We have historically derived a significant portion of our net revenue from a single customer, Radio Networks, LLC (“Radio Networks”), a media representation firm which is owned by Citadel. Up until December 31, 2009, Reach Media, a subsidiary of which the Company owns 53.5%, derived a substantial majority of its net revenue from a sales representative agreement (the “Sales Representation Agreement”) with Radio Networks.  The Sales Representation Agreement called for Radio Networks to act as Reach Media’s sales representative primarily for advertising airing on over 105 affiliate radio stations broadcasting the Tom Joyner Morning Show, and to also serve as its sales representative for internet and events sales.  The Sales Representation Agreement provided for Radio Networks to retain a portion of Reach Media’s advertising revenues only after satisfying certain minimum revenue guarantee obligations to Reach Media. Further, but to a lesser extent, revenue for Company owned radio stations was also generated from Radio Networks for barter agreements whereby the Company provided advertising time in exchange for programming content (the “RN Barter Revenue”).  Net revenue attributable to the Sales Representation Agreement and the RN Barter Revenue began to account for more than 10% of our total consolidated net revenues as of the fiscal year ended December 31, 2006, and during the years ended December 31, 2009, 2008 and 2007 accounted for 11.9%, 10.6% and 10.8%, respectively, of our total consolidated net revenues.

 During the quarter ended September 30, 2009, Reach Media and Citadel reached an agreement whereby the revenue guarantee obligation to Reach Media for November and December 2009 was reduced by $1.0 million each in exchange for prepayment of the reduced revenue guarantee obligation for fourth quarter of 2009.  Further, the Sales Representation Agreement expired by its terms on December 31, 2009.  Reach Media continues to retain Radio Networks in a sales representation capacity; however, Radio Networks is now compensated on a commission basis and Reach Media does not benefit from any guaranteed revenue under its current arrangement with Radio Networks.  Further, Reach Media has established its own sales force that is primarily selling in-program advertising inventory. However, there is no assurance that we will be able to replace the lost guaranteed revenue with revenues from new or other existing customers. It should be noted that Radio Networks is a subsidiary of Citadel and Citadel filed for bankruptcy on December 20, 2009.

We may lose audience share and advertising revenue to our competitors.

Our radio stations and other media properties compete for audiences and advertising revenue with other radio stations and station groups and other media such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, outdoor advertising, the internet and direct mail.  Adverse changes in audience ratings, internet traffic and market shares could have a material adverse effect on our revenue. Larger media companies with more financial resources than we have may enter the markets in which we operate causing competitive pressure. Further, other media and broadcast companies may change their programming format or engage in aggressive promotional campaigns to compete directly with our media properties for audiences and advertisers.  This competition could result in lower ratings or traffic and, hence, lower advertising revenue for us or cause us to increase promotion and other expenses and, consequently, lower our earnings and cash flow. Changes in population, demographics, audience tastes and other factors beyond our control, including the impact of new audience measurement technology, could also cause changes in audience ratings or market share.  Failure by us to respond successfully to these changes could have an adverse effect on our business and financial performance. We cannot assure you that we will be able to maintain or increase our current audience ratings and advertising revenue.

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

Our diversification strategy partially depends on our ability to identify attractive media properties at reasonable prices and to divest properties that are no longer strategic to our business.  Further, entering new businesses may subject us to additional risk factors.  Some of the material risks that could hinder our ability to implement this strategy include:

•	reduction in the number of suitable acquisition targets due to increased competition for acquisitions;

•	we may lose key employees of acquired companies or stations;

•	difficulty in integrating operations and systems and managing a diverse media business;

•
inability to find buyers for media properties we target for sale at attractive prices due to decreasing market prices for radio stations or the inability to obtain credit in the current economic environment;

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

We can provide no assurance that our diversification strategy will be successful. If we are not successful in achieving our diversification objectives, our business, financial condition and prospects could be adversely affected.

Reach Media noncontrolling interest shareholders’ put rights may have an impact upon our business and indebtedness.

On February 28, 2012, and for a 30 day period thereafter, the noncontrolling interest shareholders of Reach Media have the right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares.  The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Radio One, at the discretion of Radio One. As a result, our ability to fund business operations, new acquisitions or new business initiatives could be limited.

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

•
digital audio and video content available for listening and/or viewing on the internet and/or available for downloading to portable devices (including audio via Wi-Fi, mobile phones, smart phones, netbooks and similar portable devices, WiMAX, the Internet and MP3 players).

New media has resulted in fragmentation in the advertising market, and we cannot predict the effect, if any, that additional competition arising from new technologies may have on the radio broadcasting industry, our multi-media business or on our financial condition and results of operations. We cannot assure you that we will be able to adapt successfully to these new media technologies.

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

Our diversification strategy depends to a significant degree upon the development of our internet businesses. In order for our internet businesses to grow and succeed over the long-term, we must, among other things:

•	significantly increase our online traffic and revenue;

•	attract and retain a base of frequent visitors to our web sites;

•	expand the content, products and tools we offer on our web sites;

•	respond to competitive developments while maintaining a distinct identity across each of our online brands;

•	attract and retain talent for critical positions;

•	maintain and form relationships with strategic partners to attract more consumers;

•	continue to develop and upgrade our technologies; and

•	bring new product features to market in a timely manner.

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

Risks Related to Regulation

Our business depends on maintaining our licenses with the FCC. We could be prevented from operating a radio station if we fail to maintain its license.

We are required to maintain radio broadcasting licenses issued by the FCC. These licenses are ordinarily issued for a maximum term of eight years and are renewable. Our radio broadcasting licenses expire at various times through August 1, 2014. Interested third-parties may challenge our renewal applications. In addition, we are subject to extensive and changing regulation by the FCC with respect to such matters as programming, indecency standards, technical operations, employment and business practices. If we or any of our significant stockholders, officers, or directors violate the FCC’s rules and regulations or the Communications Act, or is convicted of a felony, the FCC may commence a proceeding to impose fines or sanctions upon us. Examples of possible sanctions include the imposition of fines, the renewal of one or more of our broadcasting licenses for a term of fewer than eight years or the revocation of our broadcast licenses. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success.

There is significant uncertainty regarding the FCC’s media ownership rules, and such rules could restrict our ability to acquire radio stations.

The Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments of licenses. The FCC’s media ownership rules remain in flux and subject to further agency and court proceedings. (See “Business — Federal Regulation of Radio Broadcasting”.)

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

Changes in current federal regulations could adversely affect our business operations.

Congress and the FCC have considered, and may in the future consider and adopt, new laws, regulations and policies that could, directly or indirectly, affect the profitability of our broadcast stations.  In particular, Congress is considering a revocation of radio’s exemption from paying royalties to performing artists for use of their recordings (radio already pays a royalty to songwriters, composers and publishers).  A requirement to pay additional royalties could have an adverse effect on our business operations and financial performance.

Future asset impairment to the carrying values of our FCC licenses and goodwill could adversely impact our results of operations and net worth.

FCC licenses and goodwill totaled approximately $836.2 million or 80.7% of total assets at December 31, 2009, and is primarily attributable to accounting for acquisitions in past years. We are required by Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other,” to test our goodwill and indefinite-lived intangible assets for impairment at least annually, which we have traditionally done in the fourth quarter. Impairment is measured as the excess of the carrying value of the goodwill or indefinite-lived intangible asset over its fair value. Impairment may result from deterioration in our performance, changes in anticipated future cash flows, changes in business plans, adverse economic or market conditions, adverse changes in applicable laws and regulations, or other factors. The amount of any impairment must be expensed as a charge to operations. Fair values of FCC licenses and goodwill have been estimated using the income approach, which involves a 10-year model that incorporates several judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values. There are inherent uncertainties related to these assumptions and our judgment in applying them to the impairment analysis. Changes in certain events or circumstances could result in changes to our estimated fair values, and may result in further write-downs to the carrying values of these assets. Additional impairment charges could adversely affect our financial results, financial ratios and could limit our ability to obtain financing in the future.

We have incurred net losses over the past three years.

We have reported net losses in our consolidated statements of operations over the past three years, due mostly in part to recording non-cash impairment charges for write-downs to radio broadcasting licenses and goodwill, net losses incurred for discontinued operations and revenue declines caused by weakened advertising demand resulting from the current economic crisis. For the fiscal years ended December 31, 2009, 2008 and 2007, we experienced net losses of approximately $52.9 million, $302.9 million, and $391.5 million, respectively. These results have had a negative impact on our financial condition and could be exacerbated given the current economic climate. If these trends continue in the future, it could have a material adverse affect on our financial condition.

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

As described in the Explanatory Note and Note 2 to the consolidated financial statements filed with our Form 10-K for the year ended December 31, 2006, we recorded additional stock-based compensation expense and related tax effects with regard to certain past stock option grants, and restated certain previously filed financial statements included in that Form 10-K.  In February 2007, we received a letter of informal inquiry from the SEC regarding the review of our stock option accounting.  While we have not heard further from the SEC on this matter to date, should the SEC further inquire, we would fully cooperate with the SEC’s inquiry. We are unable to predict whether a formal inquiry will be initiated or what consequences any further inquiry may have on us. We are unable to predict the likelihood of or potential outcomes from litigation, regulatory proceedings or government enforcement actions relating to our past stock option practices. The resolution of these matters could be time-consuming and expensive, further distract management from other business concerns and harm our business. Furthermore, if we were subject to adverse findings in litigation, regulatory proceedings or government enforcement actions, we could be required to pay damages or penalties or have other remedies imposed, which could harm our business and financial condition.

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

Risks Related to Our Common Stock

The public market for our Class A and Class D Common Stock may be volatile.

We cannot assure you that the market price of our Class A and Class D Common Stock will not be volatile, and the market price could be subject to wide fluctuations in response to such factors as:

•	conditions and trends in the general United States economy and radio broadcasting and advertising industries;

•	actual or anticipated variations in our quarterly operating results, including audience share ratings and financial results;

•	changes in financial estimates or other commentary by securities analysts or market commentators;

•	technological innovations;

•	competitive developments;

•	adoption of new accounting standards affecting companies in general or affecting companies in the radio broadcasting industry in particular; and

•	general market conditions and other factors.

Further, the stock markets, and in particular the NASDAQ Stock Market, on which our Class A and Class D Common Stock are listed, from time to time have experienced extreme price and volume fluctuations that were not necessarily related or proportionate to the operating performance of the affected companies. In addition, general economic, political and market conditions may adversely affect the market price of our Class A and Class D Common Stock.

Two common stockholders have a majority voting interest in Radio One and have the power to control matters on which our common stockholders may vote, and their interests may conflict with yours.

As of March 19, 2010, our Chairperson and her son, our President and CEO, collectively held approximately 92% of the outstanding voting power of our common stock. As a result, our Chairperson and the CEO will control our management and policies and most decisions involving or impacting upon Radio One, including transactions involving a change of control, such as a sale or merger.  The interests of these stockholders may differ from the interests of our other stockholders.  In addition, certain covenants in our debt instruments require that our Chairperson and the CEO maintain a specified ownership and voting interest in Radio One, and prohibit other parties’ voting interests from exceeding specified amounts. In addition, the TV One operating agreement provides for adverse consequences to Radio One in the event our Chairperson and CEO fail to maintain a specified ownership and voting interest in us. Our Chairperson and the CEO have agreed to vote their shares together in elections of members to the board of directors.

Further, we are a “controlled company” under rules governing the listing of our securities on the NASDAQ Stock Market because more than 50% of our voting power is held by our Chairperson and the CEO.   Therefore, we are not subject to NASDAQ Stock Market listing rules that would otherwise require us to have (i) a majority of independent directors on the board; (ii) a compensation committee composed solely of independent directors; (iii) a nominating committee composed solely of independent directors; (iv) compensation of our executive officers determined by a majority of the independent directors or a compensation committee composed solely of independent directors; and (v) director nominees selected, or recommended for the board’s selection, either by a majority of the independent directors or a nominating committee composed solely of independent directors.

Risks Related to Our Indebtedness

Our substantial level of debt could limit our ability to grow and compete.

As of March 31, 2010, we had indebtedness of approximately $653.5 million.  In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). We borrowed $437.5 million under our credit facility to retire all outstanding obligations under our previous credit facilities. Draw downs of revolving loans under the credit facility are subject to compliance with provisions of our credit agreement, including, but not limited to, certain financial covenants. As of December 31, 2009, we are permitted to borrow up to an additional $5.0 million under our current credit facility. See “Management’s Discussion and Analysis — Liquidity and Capital Resources.” A portion of our indebtedness bears interest at variable rates. Increases in interest rates could increase the cost of our credit facilities. We have entered into various interest rate hedges to reduce our overall exposure to variable interest rates, consistent with the Credit Agreement that requires at least 50% of our debt obligations be fixed rate in nature. Our substantial level of indebtedness could adversely affect us for various reasons, including limiting our ability to:

•	obtain additional financing for working capital, capital expenditures, acquisitions, debt payments or other corporate purposes;

•	have sufficient funds available for operations, future business opportunities or other purposes, after paying debt service;

•	compete with competitors that have less debt; and

•	react to changing market conditions, changes in our industry and economic downturns.

The remaining outstanding amounts of our 8 7/8% Senior Subordinated Notes are due in July 2011 and amounts under our Credit Agreement are due the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012.  We are currently evaluating a number of alternatives with respect to these upcoming maturities and other strategic initiatives that we may undertake in the future.  These alternatives include entering into one or more amendments to our credit facilities, refinancing transactions, retiring or purchasing our outstanding indebtedness through cash purchases, prepayments and/or exchanges for newly issued debt or equity securities or obligations, in open market purchases, privately negotiated transactions or otherwise.  Our ability to consummate such amendments, refinancings, repurchases, prepayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, some of which may be beyond our control. Accordingly, there is no assurance that the Company will successfully enter into any definitive agreements for such alternatives.

The credit agreement governing our credit facility imposes significant restrictions on us.

Borrowings under the credit facilities are subject to compliance with certain provisions including but not limited to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes.

The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including:

(a)	maintaining an interest coverage ratio of no less than:
▪	1.90 to 1.00 from January 1, 2006 to September 13, 2007;
▪	1.60 to 1.00 from September 14, 2007 to June 30, 2008;
▪	1.75 to 1.00 from July 1, 2008 to December 31, 2009;
▪	2.00 to 1.00 from January 1, 2010 to December 31, 2010; and
▪	2.25 to 1.00 from January 1, 2011 and thereafter.

(b)	maintaining a total leverage ratio of no greater than:
▪	7.00 to 1.00 beginning April 1, 2006 to September 13, 2007;
▪	7.75 to 1.00 beginning September 14, 2007 to March 31, 2008;
▪	7.50 to 1.00 beginning April 1, 2008 to September 30, 2008;
▪	7.25 to 1.00 beginning October 1, 2008 to June 30, 2010;
▪	6.50 to 1.00 beginning July 1, 2010 to September 30, 2011; and
▪	6.00 to 1.00 beginning October 1, 2011 and thereafter.

        (c)  maintaining a senior leverage ratio of no greater than:
▪	5.00 to 1.00 beginning June 13, 2005 to September 30, 2006;
▪	4.50 to 1.00 beginning October 1, 2006 to September 30, 2007; and
▪	4.00 to 1.00 beginning October 1, 2007 and thereafter; and

         (d) limitations on:
▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

Under the terms of the Credit Agreement, upon any breach or default under either the 8 7/8% Senior Subordinated Notes due July 2011 or the 6 3/8% Senior Subordinated Notes due February 2013, the lenders could among other actions immediately terminate the Credit Agreement and declare the loans then outstanding under the Credit Agreement to be due and payable in whole immediately.  Similarly, under the 8 7/8% Senior Subordinated Notes and the 6 3/8% Senior Subordinated Notes, a default under the terms of the Credit Agreement would constitute an event of default, and the trustees or the holders of at least 25% in principal amount of the then outstanding notes (under either class) may declare the principal of such class of note and interest to be due and payable immediately.

Our corporate debt rating was recently downgraded and we could suffer further downgrades.

On a continuing basis, credit rating agencies such as Moody’s Investor Services (“Moody’s”) and Standard & Poor’s (“S&P”) evaluate our debt. On June 24, 2009, S&P lowered our corporate credit rating to CCC+ from B- and the issue-level rating on our $800.0 million secured credit facility to CCC+ from B-. On March 3, 2009, S&P lowered our corporate credit rating to B- from B and the issue-level rating on our $800.0 million secured credit facility to B- from BB-. While noting that our rating outlook was negative, the ratings downgrade reflects concern over the Company’s ability to maintain compliance with financial covenants due to weak radio advertising demand. On May 12, 2009, Moody’s downgraded our corporate family rating to Caa1 from B1. On November 3, 2008, Moody’s placed on review the Company and its debt for a possible downgrade. The review was prompted by heightened concerns that the radio broadcast sector will likely face significant revenue and cash flow deterioration given weakness in the U.S. economy.  On September 10, 2008, Moody’s downgraded our corporate family rating to B2 from B1 and our $800.0 million secured credit facility ($500.0 million revolver, $300.0 million term loan) to Ba3 from Ba2.  In addition, Moody’s downgraded our 8 7/8% Senior Subordinated Notes and 6 3/8% Senior Subordinated Notes to Caa1 from B3.  While noting that our rating outlook was stable, the ratings downgrade reflected the Company’s operating performance, weaker than previously expected credit metrics and limited borrowing capacity under financial covenants.  Although reductions in our bond ratings may not have an immediate impact on our cost of debt or liquidity, they may impact our future cost of debt and liquidity.  Increased debt levels and/or decreased earnings could result in further downgrades in our credit ratings, which, in turn, could impede our access to the debt markets and/or raise our long-term debt borrowing rates. Our ability to use debt to fund major new acquisitions or new business initiatives could also be limited.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The types of properties required to support each of our radio stations include offices, studios and transmitter/antenna sites. Our other media properties, such as Interactive One and CCI, generally only require office space.  We typically lease our studio and office space with lease terms ranging from five to 10 years in length. A station’s studios are generally housed with its offices in business districts. We generally consider our facilities to be suitable and of adequate size for our current and intended purposes. We lease a majority of our main transmitter/antenna sites and associated broadcast towers and, when negotiating a lease for such sites, we try to obtain a lengthy lease term with options to renew. In general, we do not anticipate difficulties in renewing facility or transmitter/antenna site leases, or in leasing additional space or sites, if required.

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

Plaintiffs filed amended complaints in the six “focus cases” on or about August 14, 2007. Radio One is not a defendant in the focus cases. In September 2007, Radio One’s named officers and directors again extended the tolling agreement with plaintiffs. On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the “focus cases” and to appoint class representatives and class counsel in those cases. The focus cases issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for the class certification in December 2007. On March 16, 2008, the district court denied the motions to dismiss in the focus cases.  In August 2008, the parties to the IPO Cases began mediation toward a global settlement of the IPO Cases.  In September 2008, Radio One’s board of directors approved in principle participation in a tentative settlement with the plaintiffs.  On October 2, 2008, the plaintiffs withdrew their class certification motion.  In April 2009, a global settlement was reached in the IPO Cases and submitted to the district court for approval.   On June 9, 2009, the court granted preliminary approval of the proposed settlement and ordered that notice of the settlement be published and mailed to class members.   On September 10, 2009, the court held a Final Fairness Hearing.  On October 6, 2009, the court certified the settlement class in each IPO Case and granted final approval of the settlement.  On or about October 23, 2009, three shareholders filed a Petition for Permission To Appeal Class Certification Order, challenging the court’s certification of the settlement classes.  Beginning on October 29, 2009, a number of shareholders also filed direct appeals, objecting to final approval of the settlement.  If the settlement is affirmed on appeal, the settlement will result in the dismissal of all claims against Radio One and its officers and directors with prejudice, and our pro rata share of the settlement fund will be fully funded by insurance.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On December 16, 2009, the Company held its Annual Meeting of its holders of common stock pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated November 6, 2009, a copy of which has been previously filed with the Securities and Exchange Commission.  Stockholders were asked to vote upon the following proposals:

(1)  The election of Terry L. Jones and Brian W. McNeill as Class A directors to serve until the 2010 annual meeting of stockholders or until their successors are duly elected and qualified.

(2)  The election of Catherine L. Hughes, Alfred C. Liggins, III, D. Geoffrey Armstrong, Ronald E. Blaylock and B. Doyle Mitchell, Jr. as directors to serve until the 2010 annual meeting of stockholders or until their successors are duly elected and qualified.

(3)  To authorize an amendment to Radio One’s certificate of incorporation to effect a reverse stock split across all classes of our common stock by a ratio of not less than one-for-two and not more than one-for-fifty at any time prior to the next annual stockholders meeting, with the final determination as whether to effect the reverse stock split and, if so, the exact ratio to be set at a whole number within this range as determined by our board of directors in its discretion.

(4)  The approval of the Radio One 2009 Stock Option and Restricted Stock Plan to succeed the 1999 Stock Option and Restricted Stock Plan which expired by its terms.

(5)  The ratification of the appointment of Ernst & Young LLP as the independent registered public accounting firm for Radio One for the year ending December 31, 2009.

The results of the voting on the proposals were as follows:

		Number of Votes
		Class A	Class B

Proposal 1
Jones	For	1,847,991
	Withhold Authority	533,234
McNeill	For	1,852,709
	Withhold Authority	528,516

Proposal 2
Hughes	For	1,787,807	28,618,430
	Withhold Authority	593,418
Liggins	For	1,803,992	28,618,430
	Withhold Authority	577,233
Armstrong	For	1,848,941	28,618,430
	Withhold Authority	532,284
Blaylock	For	2,048,322	28,618,430
	Withhold Authority	332,903
Mitchell	For	2,044,723	28,618,430
	Withhold Authority	336,502

Proposal 3	For	1,934,387	28,618,430
	Against	444,063
	Abstain	2,774
	Broker Non-Votes	0

Proposal 4	For	220,143	28,618,430
	Against	447,364
	Abstain	7,243
	Broker Non-Votes	1,706,474

Proposal 5	For	2,082,994	28,618,430
	Against	111,481
	Abstain	186,749
	Broker Non-Votes	0

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

	High	Low
2009
First Quarter	$0.73	$0.32
Second Quarter	$1.11	$0.56
Third Quarter	$1.10	$0.50
Fourth Quarter	$3.80	$1.10
2008
First Quarter	$2.35	$1.05
Second Quarter	$1.66	$0.82
Third Quarter	$1.89	$1.01
Fourth Quarter	$1.42	$0.35

Our Class D non-voting common stock is traded on the NASDAQ under the symbol “ROIAK.” Beginning on September 1, 2010 NASDAQ symbology will change and symbol will change to “ROIA.K.” The following table presents, for the quarters indicated, the high and low sales prices per share of our Class D Common Stock as reported on the NASDAQ.

	High	Low
2009
First Quarter	$0.48	$0.19
Second Quarter	$0.52	$0.22
Third Quarter	$0.98	$0.26
Fourth Quarter	$3.33	$1.08
2008
First Quarter	$2.36	$1.09
Second Quarter	$1.62	$0.82
Third Quarter	$1.31	$0.51
Fourth Quarter	$0.85	$0.07

 STOCKHOLDER RETURN PERFORMANCE GRAPHS

Stockholder performance graph (Class A shares)

Performance since December 31, 2004

150.00
125.00
100.00
75.00
50.00
25.00
0.00
31-Dec-04
30-Jun-05
31-Dec-05
30-Jun-06
31-Dec-06
30-Jun-07
31-Dec-07
30-Jun-08
31-Dec-08
30-Jun-09
31-Dec-09
Peer Group
NASDAQ Stock Market Index
Radio One Inc Class A Shares

Source: Capital IQ, Factiva

Note 1 - Peer group includes Emmis Communications Corp., Entercom Communications Corp., Saga Communications, Inc., Cumulus Media Inc. and Salem Communications Corp.

STOCKHOLDER RETURN PERFORMANCE GRAPHS

Stockholder performance graph (Class D shares)

Performance since December 31, 2004

150.00
125.00
100.00
75.00
50.00
25.00
0.00
31-Dec-04
30-Jun-05
31-Dec-05
30-Jun-06
31-Dec-06
30-Jun-07
31-Dec-07
30-Jun-08
31-Dec-08
30-Jun-09
31-Dec-09
Peer Group
NASDAQ Stock Market Index
Radio One Inc Class D Shares

Source: Capital IQ, Factiva

Note 1 - Peer group includes Emmis Communications Corp., Entercom Communications Corp., Saga Communications, Inc., Cumulus Media Inc. and Salem Communications Corp.

 Dividends

Since first selling our common stock publicly in May 1999, we have not declared any cash dividends on any class of our common stock. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our board of directors in light of our earnings, financial position, capital requirements, contractual restrictions contained in our credit facility and the indentures governing our senior subordinated notes, and other factors as the board of directors deems relevant.  (See “Management’s Discussion and Analysis — Liquidity and Capital Resources” and Note 9 of our consolidated financial statements — Long-Term Debt.)

Number of Stockholders

Based upon a survey of record holders and a review of our stock transfer records, as of March 19, 2010, there were approximately 2,183 holders of Radio One’s Class A Common Stock, two holders of Radio One’s Class B Common Stock, three holders of Radio One’s Class C Common Stock, and approximately 2,474 holders of Radio One’s Class D Common Stock.

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

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
		(As Adjusted – See Note 1)
	(In thousands, except share data)
Statements of Operations(1):
Net revenue	$272,092	$313,443	$316,398	$321,625	$308,098
Programming and technical expenses including stock-based compensation	75,635	79,304	70,463	68,818	57,810
Selling, general and administrative expenses including stock-based compensation	91,016	103,108	100,620	98,016	92,898
Corporate selling, general and administrative expenses including stock-based compensation	24,732	36,356	28,396	28,239	25,070
Depreciation and amortization	21,011	19,022	14,680	13,890	14,044
Impairment of long-lived assets	65,937	423,220	211,051	—	—
Operating (loss) income	(6,239)	(347,567)	(108,812)	112,662	118,276
Interest expense(2)	38,404	59,689	72,770	72,932	63,010
Gain on retirement of debt	1,221	74,017	—	—	—
Equity in income (loss) of affiliated company		3,653	(3,652)	(15,836)	(2,341)	(1,846)
Other income, net		40	175	952	1,110	1,331
(Loss) income before provision for (benefit from) income taxes, noncontrolling interest in income of subsidiaries and discontinued operations		(39,729)	(336,716)	(196,466)	38,499	54,751
Provision for (benefit from) income taxes		7,014	(45,183)	54,083	18,260	18,816
(Loss) income from continuing operations		(46,743)	(291,533)	(250,549)	20,239	35,935
(Loss) income from discontinued operations, net of tax		(1,815)	(7,414)	(137,041)	(23,965)	14,568
Net (loss) income		(48,558)	(298,947)	(387,590)	(3,726)	50,503
Noncontrolling interest in income of subsidiaries		4,329	3,997	3,910	3,004	1,868
Preferred stock dividend		—	—	—	—	2,761
Net (loss) income applicable to common stockholders(3)	$	(52,887)	$(302,944)	$(391,500)	$(6,730)	$45,874
Net (loss) income per common share — basic and diluted:
(Loss) income from continuing operations		$(0.86)	$(3.14)	$(2.58)	$0.17	$0.30
(Loss) income from discontinued operations, net of tax		(0.03)	(0.08)	(1.39)	(0.24)	0.14
Net (loss) income applicable to common stockholders per share		$(0.89)	$(3.22)	$(3.97)	$(.07)	$0.44
Balance Sheet Data:
Cash and cash equivalents		$19,963	$22,289	$24,247	$32,406	$19,081
Intangible assets, net		871,221	944,858	1,310,168	1,521,950	1,485,576
Total assets		1,035,542	1,125,477	1,648,354	2,195,210	2,201,380
Total debt (including current portion)		653,534	675,362	815,504	937,527	952,520
Total liabilities		787,489	810,002	1,015,747	1,176,963	1,178,834
Total stockholders’ equity		242,065	313,494	628,718	1,018,267	1,019,690

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

The following table contains selected historical consolidated financial data derived from the audited financial statements of Radio One for each of the years in the five-year period ended December 31, 2009:

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Statement of Cash Flows:
Cash flows from (used in):
Operating activities	$45,443	$13,832	$44,014	$77,460	$101,145
Investing activities	(4,871)	66,031	78,468	(46,227)	(28,301)
Financing activities	(42,898)	(81,821)	(130,641)	(17,908)	(64,154)
Other Data:
Cash interest expense(1)	$36,568	$68,611	$70,798	$70,876	$53,753
Capital expenditures	4,528	12,597	10,203	13,601	13,816
____________

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

Overview

In 2009, the poor economic climate and its adverse impact on the advertising industry caused our net revenue to decline 13.2% compared to the same period in 2008. The net revenue decline was experienced primarily in our radio segment, and to a much less extent in our internet segment. Given the recent and gradual recovery seen in both the economic and advertising environments, we project our 2010 business results will compare more favorably to that of 2009. Our strategy for 2010 will be to: (i) grow market share (ii) improve audience share in certain markets and improve revenue conversion of strong and stable audience share in certain other markets and (iii) grow and diversify our revenue by successfully executing our online strategy, including leveraging our 2008 acquisition of Community Connect Inc. (“CCI”), our radio websites and our other internet properties.

The weakened economy, competition from digital audio players, the internet, cable television and satellite radio, among other new media outlets, are some of the reasons the radio industry has seen such slow or negative growth over the past few years. In addition to overall cutbacks, advertisers have shifted their advertising budgets away from traditional media such as newspapers, broadcast television and radio to these new media outlets. Internet companies have evolved from being large sources of advertising revenue for radio companies in the late-1990s to being significant competitors for radio advertising dollars. While these dynamics present significant challenges for companies that are highly dependent on the radio industry, through our online properties, which includes our radio websites, CCI and other online verticals, we are well poised to provide advertisers and creators of content with a multifaceted way to reach African-American consumers.

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

During the year ended December 31, 2009, approximately 56.2% of our net revenue was generated from local advertising and approximately 37.3% was generated from national advertising, including network advertising. In comparison, during the year ended December 31, 2008, approximately 56.6% of our net revenue was generated from local advertising and approximately 37.1% was generated from national advertising, including network advertising. During the year ended December 31, 2007, approximately 58.5% of our net revenue was generated from local advertising and approximately 36.4% was generated from national advertising, including network advertising. National advertising also includes advertising revenue generated from our internet segments. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees, magazine subscriptions, newsstand revenue and other revenue.

In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely monitor the use of trade and barter agreements.

CCI, which the Company acquired in April 2008, currently generates the majority of the Company’s internet revenue, and derives its revenue principally from advertising services, including diversity recruiting advertising. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable. CCI has a diversity recruiting relationship with Monster, Inc. (“Monster”). Monster posts job listings and advertising on CCI websites and CCI earns revenue for displaying the images on its websites.

In December 2006, the Company acquired certain net assets (“Giant Magazine”) of Giant Magazine, LLC. Giant Magazine ceased publication in December 2009 and the results of its operations have been reclassified to discontinued operations.

In February 2005, we acquired 51% of the common stock of Reach Media, Inc. (“Reach Media”). A substantial portion of Reach Media’s revenue had been generated from a sales representation agreement with Citadel Broadcasting Company (“Citadel”).  Pursuant to a multi-year agreement, revenue is received monthly in exchange for the sale of advertising time on the nationally syndicated Tom Joyner Morning Show, which is currently aired on 105 affiliated stations. The annual amount of revenue is based on a contractual amount determined based on number of affiliates, demographic audience and ratings.  The agreement provides for a potential to earn additional amounts if certain revenue goals are met. The agreement also provides for sales representation rights related to Reach Media’s events. Additional revenue is generated by Reach Media from this and other customers through special events, sponsorships, its internet business and other related activities. The agreement expired December 31, 2009; however, during the quarter ended September 30, 2009, Reach Media and Citadel reached an agreement whereby the revenue guarantee obligations to Reach Media for each of the months of November and December 2009 were reduced by $1.0 million in exchange for prepayment of the reduced revenue guarantee obligation for those months.  Payment of the reduced revenue guarantee obligation was received by Reach Media.  A new agreement was executed in November 2009 (the “Sales Representation Agreement”) to replace the old agreement which expired on December 31, 2009, whereby, effective January 1, 2010, Citadel will sell advertising inventory outside the Tom Joyner Morning Show. As an inducement for Reach Media to enter into the new Sales Representation Agreement, Citadel returned its noncontrolling ownership interest in Reach Media back to Reach Media. This ownership interest was part of the original agreement signed in 2003. As a result of classifying these shares as treasury stock, this transaction effectively increased Radio One’s common stock interest in Reach Media to 53.5%. In exchange for the return of the ownership interest, Reach Media issued a $1.0 million promissory note payable to Radio Networks, a subsidiary of Citadel, due in December 2011.

Expenses

Our significant broadcast expenses are: (i) employee salaries and commissions; (ii) programming expenses; (iii) marketing and promotional expenses; (iv) rental of premises for office facilities and studios; (v) rental of transmission tower space; and (vi) music license royalty fees. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and, in certain markets, the programming management function. We also use our multiple stations, market presence and purchasing power to negotiate favorable rates with certain vendors and national representative selling agencies.

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

Measurement of Performance

We monitor and evaluate the growth and operational performance of our business using net income and the following key metrics:

(a) Net revenue:  The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net revenue. Net revenue consists of gross revenue, net of local and national agency and outside sales representative commissions consistent with industry practice. Net revenue is recognized in the period in which advertisements are broadcast. Net revenue also includes advertising aired in exchange for goods and services, which is recorded at fair value, revenue from sponsored events and other revenue. Net revenue is recognized for our online business as impressions are delivered, as “click throughs” are reported or ratably over contract periods, where applicable.

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

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	For the Years Ended December 31,
	2009	2008	2007
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands, except margin data)

Net revenue	$272,092	$313,443	$316,398
Station operating income	105,850	131,731	147,238
Station operating income margin	38.9%	42.0%	46.5%
Net loss	(52,887)	(302,944)	(391,500)

The reconciliation of net loss to station operating income is as follows:

	For the Years Ended December 31,
	2009	2008	2007
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands)

Net loss as reported	$(52,887)	$(302,944)	$(391,500)
Add back non-station operating income items included in net loss:
Interest income	(144)	(491)	(1,242)
Interest expense	38,404	59,689	72,770
Provision for (benefit from) income taxes	7,014	(45,183)	54,083
Corporate selling, general and administrative, excluding stock-based compensation	23,492	35,279	27,328
Stock-based compensation	1,649	1,777	2,991
Equity in (income) loss of affiliated company	(3,653)	3,652	15,836
Gain on retirement of debt	(1,221)	(74,017)	-
Other expense, net	104	316	290
Depreciation and amortization	21,011	19,022	14,680
Noncontrolling interest in income of subsidiaries	4,329	3,997	3,910
Impairment of long-lived assets	65,937	423,220	211,051
Loss from discontinued operations, net of tax	1,815	7,414	137,041
Station operating income	$105,850	$131,731	$147,238

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 (In thousands)

	For the Years Ended December 31,		Increase/(Decrease)
	2009	2008
		(As Adjusted –See Note 1 Below)
Statements of Operations:
Net revenue	$272,092	$313,443	$(41,351)	(13.2)%
Operating expenses:
Programming and technical, excluding stock-based compensation	75,547	79,117	(3,570)	(4.5)
Selling, general and administrative, excluding stock-based compensation	90,695	102,595	(11,900)	(11.6)
Corporate selling, general and administrative, excluding stock-based compensation	23,492	35,279	(11,787)	(33.4)
Stock-based compensation	1,649	1,777	(128)	(7.2)
Depreciation and amortization	21,011	19,022	1,989	10.5
Impairment of long-lived assets	65,937	423,220	(357,283)	(84.4)
Total operating expenses	278,331	661,010	(382,679)	(57.9)
Operating loss	(6,239)	(347,567)	(341,328)	(98.2)
Interest income	144	491	(347)	(70.7)
Interest expense	38,404	59,689	(21,285)	(35.7)
Gain on retirement of debt	1,221	74,017	(72,796)	(98.4)
Equity in income (loss) of affiliated company	3,653	(3,652)	7,305	200.0
Other expense, net	104	316	(212)	(67.1)
Loss before provision for (benefit from) income taxes, noncontrolling interest in income of subsidiaries and loss from discontinued operations, net of tax	(39,729)	(336,716)	(296,987)	(88.2)
P Provision for (benefit from) income taxes	7,014	(45,183)	52,197	115.5
Net loss from continuing operations	(46,743)	(291,533)	(244,790)	(84.0)
Loss from discontinued operations, net of tax	(1,815)	(7,414)	(5,599)	(75.5)
Consolidated net loss	(48,558)	(298,947)	(250,389)	(83.8)
Noncontrolling interest in income of subsidiaries	4,329	3,997	332	8.3
Consolidated net loss attributable to common stockholders	$(52,887)	$(302,944)	$(250,057)	(82.5)%

Note 1 - Certain reclassifications associated with accounting for discontinued operations have been made to prior year balances to conform to the current year presentation. These reclassifications had no effect on any other previously reported or consolidated net income or loss or any other statement of operations, balance sheet or cash flow amounts.

Net revenue

Year Ended December 31,		Increase/(Decrease)
2009	2008
$272,092	$313,443	$(41,351)	(13.2)%

During the year ended December 31, 2009, we recognized approximately $272.1 million in net revenue compared to approximately $313.4 million during the same period in 2008. These amounts are net of agency and outside sales representative commissions, which were approximately $28.4 million during the year ended December 31, 2009, compared to approximately $34.6 million during the same period in 2008. CCI, the social online networking company acquired by the Company in 2008, generated approximately $13.4 million in net revenue for the year ended December 31, 2009, compared to approximately $11.7 million from the April 2008 acquisition date through December 31, 2008. Despite incremental revenue from CCI, the decrease in net revenue was due primarily to the weak economic environment which continued to weaken demand for advertising in general. For our radio business, based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in declined 18.2% in total revenues for the year ended December 31, 2009, 17.4% in national revenues and 20.5% in local revenues. While the Company’s total radio net revenue outperformed that of the markets in which we operate, we nonetheless experienced considerable net revenue declines in several of our markets, notably Atlanta, Baltimore, Houston, Raleigh-Durham and Washington, DC. Excluding CCI, net revenue declined 14.3% for the year ended December 31, 2009 compared to the same period in 2008.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2009	2008
$75,547	$79,117	$(3,570)	(4.5)%

  Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. Programming and technical expenses for CCI, which was acquired in April 2008, grew from approximately $5.5 million from April to December 2008, to $6.3 million for the year ended December 31, 2009. This increase was more than offset by several cost-cutting initiatives in the radio segment, specifically compensation savings from employee layoffs and salary reductions, contracted on-air talent reductions and lower facilities spending. Excluding CCI’s expenses, programming and technical expenses decreased 6.0% for the year ended December 31, 2009 compared to the same period in 2008.

Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2009	2008
$90,695	$102,595	$(11,900)	(11.6)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for radio and internet include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Our radio division realized approximately $11.3 million in savings, primarily in compensation, specifically less commissions and national representative fees due to declining revenue, lower salary expenses resulting from employee layoffs and salary cuts and less bad debt expense as a result of fewer client bankruptcies. Other radio division savings included less promotional expenses, less travel and entertainment spending and vacation benefit savings from scheduled office closings and changes to the Company’s vacation policy. Our online business, excluding CCI, incurred less spending for traffic acquisition costs. These savings more than offset increased research spending. Selling, general and administrative expenses for CCI, which was acquired in April 2008, increased to approximately $8.6 million for the year ended 2009, from $5.7 million for the period April through December 2008. Excluding CCI’s expenses, selling, general and administrative expenses decreased 15.2% for the year ended December 31, 2009 compared to the same period in 2008.

Corporate selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2009	2008
$23,492	$35,279	$(11,787)	(33.4)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The decrease in corporate expenses during the year December 31, 2009 was primarily due to the non-recurrence of approximately $10.2 million in compensation costs recorded in 2008 associated the Chief Executive Officer’s (“CEO”) April 2008 employment agreement. Additional corporate selling, general and administrative savings resulted from our cost-cutting initiatives, specifically lower compensation due to salary reductions, lower bonuses, less severance and vacation savings from scheduled office closings and changes to the Company’s vacation policy. Reduced corporate selling, general and administrative spending also resulted from lower legal and professional expenses, reduced travel and entertainment, lower bad debt expense and less public relations spending. For the year ended December 31, 2009, the Company incurred restructuring charges in the amount of $244,000 for layoffs from the consolidation of its radio division business offices, compared to restructuring charges of $485,000 for the same period in 2008 stemming from Company-wide layoffs. Excluding the approximately $10.2 million recorded for the CEO’s bonuses in 2008 and the restructuring charges for both years, corporate selling, general and administrative expenses decreased 6.9% for the year ended December 31, 2009 compared to the same period in 2008.

Depreciation and amortization

Year Ended December 31,		Increase/(Decrease)
2009	2008
$21,011	$19,022	$1,989	10.5%

The increase in depreciation and amortization expense for the year ended December 31, 2009 was due primarily to the April 2008 acquisition of CCI and the depreciation and amortization of technology and intangible assets acquired, and to a lesser extent, asset additions from our June 30, 2008 acquisition of WPRS-FM, new office facilities for our Charlotte market and studio improvements for one of our syndicated shows.

Impairment of long-lived assets

Year Ended December 31,		Increase/(Decrease)
2009	2008
$65,937	$423,220	$(357,283)	(84.4)%

The decrease in impairment of long-lived assets for the year ended December 31, 2009 was related to non-cash impairment charges recorded to reduce the carrying value of radio broadcasting licenses, goodwill and other intangible assets to their estimated fair values. The 2009 impairments occurred in 11 of our 16 markets, namely in Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Houston, Indianapolis, Philadelphia, Raleigh-Durham, Richmond and St. Louis. The 2008 impairments occurred in 12 markets and included the same markets impaired in 2009, plus Detroit. The impairments were driven in part by the economic downturn, slower radio industry and market revenue growth and resulting deteriorating cash flows, declining radio station transaction multiples and a higher cost of capital. The recent and gradual decline in values for long-lived assets such as licenses and other intangibles was not unique nor specific to our individual markets, as this trend has impacted the valuations of the radio industry as a whole, and has impacted other broadcast and traditional media companies as well.

Interest income

Year Ended December 31,		Increase/(Decrease)
2009	2008
$144	$491	$(347)	(70.7)%

The decrease in interest income for the year ended December 31, 2009 was due primarily to lower balances of cash and cash equivalents and a decline in interest rates.

Interest expense

Year Ended December 31,		Increase/(Decrease)
2009	2008
$38,404	$59,689	$(21,285)	(35.7)%

The decrease in interest expense for the year ended December 31, 2009 was due primarily to pay downs on outstanding debt on the Company’s credit facility, early redemptions of the Company’s 8 7/8% Senior Subordinated Notes due July 2011, and to a lesser extent, more favorable rates, which were favorably impacted by shifting outstanding principal debt from the term to the revolver portion of the credit facility. The reduction is also driven by the non-recurrence of local marketing agreement (“LMA”) fees associated with the operation of WPRS-FM prior to our June 2008 acquisition. LMA fees are classified as interest expense.

Gain on retirement of debt

Year Ended December 31,		Increase/(Decrease)
2009	2008
$1,221	$74,017	$(72,796)	(98.4)%

The gain on retirement of debt for the year ended December 31, 2009 was due to the redemption of the Company’s outstanding 8 7/8% Senior Subordinated Notes due July 2011 at a discount. The gain for the year ended December 31, 2009 resulted from the early redemption of approximately $2.4 million of the 8 7/8% Senior Subordinated Notes at an average discount of 50.0%. The gain for the year ended December 31, 2008 was due to the early redemption of approximately $196.1 million of the 8 7/8% Senior Subordinated Notes at an average discount of 38.4%. As of December 31, 2009, a principal amount of approximately $101.5 million remained outstanding on the 8 7/8% Senior Subordinated Notes.

Equity in income (loss) of affiliated company

Year Ended December 31,		Increase/(Decrease)
2009	2008
$3,653	$(3,652)	$7,305	200.0%

Equity in income (loss) of affiliated company primarily reflects our estimated equity in the net income or loss of TV One, LLC (“TV One”). The change to equit6y in income of affiliated company for the year ended December 31, 2009 was due primarily to net income generated by TV One in 2009. This compares to equity in loss of affiliated company for the year ended December 31, 2008, given TV One’s net loss in 2008. The Company’s share of the net income or loss is driven by TV One’s current capital structure and the Company’s ownership of the equity securities of TV One that are currently absorbing its net income or losses.

Provision for (benefit from) income taxes

Year Ended December 31,		Increase/(Decrease)
2009	2008
$7,014	$(45,183)	$52,197	115.5%

During the year ended December 31, 2009, the provision for income taxes increased to approximately $7.0 million compared to a benefit of $45.2 million for the same period in 2008. The tax benefit for the year ended December 31, 2008 related to an impairment of indefinite-lived intangibles which reduced the deferred tax liability (“DTL”). The impairment for the year ended December 31, 2009 was significantly less than the impairment in 2008; hence, the benefit from the reduction of the DTL was significantly less for 2009. For the year ended December 31, 2009, the tax provision consisted of approximately $4.5 million for Reach Media and $2.5 million for all other operations. The Company continues to maintain a full valuation allowance for its net deferred tax assets (“DTAs”).

The tax provisions and offsetting valuation allowances resulted in effective tax rates of (17.7)% and 13.4% for the years ended December 31, 2009 and 2008, respectively. The annual effective tax rate for Radio One reflects the increase in DTLs associated with the amortization of certain of the Company’s radio broadcasting licenses for tax purposes.

Loss from discontinued operations, net of tax

Year Ended December 31,		Increase/(Decrease)
2009	2008
$(1,815)	$(7,414)	$(5,599)	(75.5)%

Included in the loss from discontinued operations, net of tax, are the results of operations for station clusters sold in Los Angeles, Miami, Augusta, Louisville, Dayton, Minneapolis and a station in Boston (WILD-FM). Discontinued operations also includes the results of operations for Giant Magazine, which ceased publication in December 2009. The loss from discontinued operations, net of tax, for the year ended December 31, 2008 resulted from a gain on the April 2008 closing on the sale of the assets of radio station WMCU-AM, located in the Miami metropolitan area, which was more than offset by a loss on the May 2008 closing on the sale of the assets of radio station KRBV-FM, located in the Los Angeles metropolitan area. Approximately $5.1 million in impairment charges were recorded in 2008 based on the sale price of the Los Angeles station pursuant to the asset purchase agreement. Net losses for Giant Magazine in 2009 and 2008 were approximately $2.0 million and $3.3 million, respectively. The loss from discontinued operations, net of tax, also includes a tax provision of $0 and $84,000 for the years ended 2009 and 2008, respectively.

Noncontrolling interest in income of subsidiaries

Year Ended December 31,		Increase/(Decrease)
2009	2008
$4,329	$3,997	$332	8.3%

The increase in noncontrolling interest in income of subsidiaries was due to additional net income for Reach Media for the year ended December 31, 2009 compared to the same period in 2008.

Other Data

Station operating income

Station operating income decreased to approximately $105.9 million for the year ended December 31, 2009 compared to approximately $131.7 million for the year ended December 31, 2008, a decrease of approximately $25.8 million or 19.6%. This decrease was primarily due to declines in both radio and online net revenue as a result of weakened advertising demand given the economic downturn. The net revenue decline was offset in part by a decrease in operating expenses resulting from several cost-cutting initiatives implemented by the Company.

Station operating income margin

Station operating income margin decreased to 38.9% for the year ended December 31, 2009 from 42.0% for the year ended December 31, 2008. This decrease was primarily attributable to a decline in net revenue and station operating income as described above.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 (In thousands)

	For the Years Ended December 31,		Increase/(Decrease)
	2008	2007
	(As Adjusted –See Note 1 Below)
Statements of Operations:
Net revenue	$313,443	$316,398	$(2,955)	(0.9)%
Operating expenses:
Programming and technical, excluding stock-based compensation	79,117	69,984	9,133	13.1
Selling, general and administrative, excluding stock-based compensation	102,595	99,176	3,419	3.4
Corporate selling, general and administrative, excluding stock-based compensation	35,279	27,328	7,951	29.1
Stock-based compensation	1,777	2,991	(1,214)	(40.6)
Depreciation and amortization	19,022	14,680	4,342	29.6
Impairment of long-lived assets	423,220	211,051	212,169	100.5
Total operating expenses	661,010	425,210	235,800	55.5
Operating loss	(347,567)	(108,812)	238,755	219.4
Interest income	491	1,242	(751)	(60.5)
Interest expense	59,689	72,770	(13,081)	(18.0)
Gain on retirement of debt	74,017	-	74,017	-
Equity in loss of affiliated company	(3,652)	(15,836)	(12,184)	(76.9)
Other expense, net	316	290	26	9.0
Loss before (benefit from) provision for income taxes, noncontrolling interest in income of subsidiaries and loss from discontinued operations, net of tax	(336,716)	(196,466)	140,250	71.4
P (Benefit from) provision for income taxes	(45,183)	54,083	(99,266)	(183.5)
Net loss from continuing operations	(291,533)	(250,549)	40,984	16.4
Loss from discontinued operations, net of tax	(7,414)	(137,041)	(129,627)	(94.6)
Consolidated net loss	(298,947)	(387,590)	(88,643)	(22.9)
Noncontrolling interest in income of subsidiaries	3,997	3,910	87	2.2
Consolidated net loss attributable to common stockholders	$(302,944)	$(391,500)	$(88,556)	(22.6)%

Note 1 - Certain reclassifications associated with accounting for discontinued operations have been made to prior year balances to conform to the current year presentation. These reclassifications had no effect on any other previously reported or consolidated net income or loss or any other statement of operations, balance sheet or cash flow amounts. Additionally, the 2007 financial data reflects the correction of an error to increase the equity in loss of affiliated company by approximately $4.4 million.

Net revenue

Year Ended December 31,		Increase/(Decrease)
2008	2007
$313,443	$316,398	$(2,955)	(0.9)%

For the year ended December 31, 2008 we recognized approximately $313.4 million in net revenue compared to approximately $316.4 million during the same period in 2007. These amounts are net of agency and outside sales representative commissions, which were approximately $34.6 million in 2008, compared to approximately $37.0 million in 2007. Declines in net revenue in our radio markets more than offset an increase in net revenue of approximately $11.7 million generated by CCI, an online social networking company, which was acquired by the Company in April 2008. For our radio business, based on reports prepared by Miller Kaplan, the markets in which we operate declined 8.8% in total revenues, 10.9% in national revenues and 9.6% in local revenues for the year ended December 31, 2008. Consistent with the markets we operate in, we also experienced a decrease in net revenue, with national revenue driving more of a decline. On a per market basis, we experienced considerable revenue declines in our Atlanta, Houston and Washington, DC markets, and more modest declines in our Dallas, Detroit, Cleveland and Raleigh-Durham markets. We experienced growth in net revenue in our Indianapolis and Philadelphia markets, as well as increases in net revenue from a special event, revenue from new syndicated programs and increased internet revenue from our station websites. Reach Media had a decline in net revenue due to TV licensing revenue which ended in 2007, and less events revenue resulting from fewer events and less sponsorships compared to 2007. Excluding the approximately $11.7 million generated by CCI, net revenue declined 4.6% for the year ended December 31, 2008 compared to the same period in 2007.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2008	2007
$79,117	$69,984	$9,133	13.1%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. Increased programming and technical expenses were primarily due to approximately $5.5 million in spending by CCI, which was acquired in April 2008 and approximately $1.4 million more spent for our broader internet initiative. Related to our radio business, additional programming and technical spending was also driven by additional staffing, in part for our web sites, higher on-air talent expenses, mostly for our new syndicated radio shows, additional tower related expenses and increased music royalties. The increased radio programming and technical expenses were offset in part from savings in research, savings from ceasing our 401(k) match program and the absence of Reach TV syndication. Excluding approximately $6.9 million in increased spending for our internet initiative and CCI’s expenses, programming and technical expenses increased 3.2% for the year ended December 31, 2008 compared to the same period in 2007.

Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2008	2007
$102,595	$99,176	$3,419	3.4%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for radio and internet also include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Increased selling, general and administrative expenses were primarily due to approximately $5.7 million in spending by CCI, which was acquired in April 2008. Another approximately $3.8 million increase was due to additional spending on our broader internet initiative, which includes $550,000 for costs associated with a certain membership traffic agreement. Increases in selling, general and administrative expenses for our radio business were driven by approximately $1.9 million in expenses for a large special event held in 2008, increased bad debt expense, driven in part by client bankruptcies and higher ratings research associated with a new contract with Arbitron Inc., which includes the new Portable People MeterTM (“PPMTM”) technology. Along with our efforts on reducing expenses, these increases were offset partially from savings associated with less promotional spending, reduced travel and entertainment, less legal and professional spending, savings from the suspension of our 401(k) match program and less sponsored events expenses. Our declining revenue performance also resulted in less commissions and national representative fees. Excluding the approximately $9.5 million in increased spending on our internet initiative and CCI’s spending, selling, general and administrative expenses decreased 8.1% for the year ended December 31, 2008 compared to the same period in 2007. Excluding the approximately $11.3 million in increased spending for the internet initiative, CCI’s spending and expenses for the large first quarter special event, selling, general and administrative expenses decreased 9.9% for the year ended December 31, 2008 compared to the same period in 2007.

Corporate selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2008	2007
$35,279	$27,328	$7,951	29.1%

Corporate selling, general and administrative expenses consist of expenses associated with maintaining our corporate headquarters and facilities, including personnel. During 2008, increased corporate selling, general and administrative expenses were primarily due to compensation costs associated with new employment agreements for the CEO and its Founder and Chairperson. Specifically, the increased compensation included approximately $10.2 million in bonuses for the CEO, of which approximately $5.8 million was for a signing and a “make whole” bonus paid, and another approximately $4.2 million was recorded, but not paid, for a bonus associated with potential distribution proceeds from the Company’s investment in TV One. Increased corporate selling, general and administrative expenses were also due to an approximate $2.4 million retention bonus reduction recorded in 2007 for the former Chief Financial Officer (“Former CFO”), given his early departure in December 2007, a $620,000 reduction in severance also recorded in 2007 for an obligation that never materialized and additional bad debt expense. In addition, during 2008, the Company incurred $485,000 in restructuring costs, mainly severance, associated with layoffs in its radio division workforce. These increased expenses were offset in part by approximately $2.4 million less bonus expense, the absence of approximately $2.7 million in spending for legal and professional fees incurred in 2007 for the voluntary review of our historical stock option grant practices, savings from the suspension of our 401(k) match program, reduced travel and entertainment, reduced contract labor and consultant spending, less research expenses and reduced recruiting expense. Normalizing for the impacts of approximately $2.7 million for the stock options review, $2.4 million for the reduction in the Former CFO’s retention bonus, the $620,000 severance reduction, the approximate $10.2 million bonus for the CEO’s new employment agreement, and the $485,000 of restructuring costs, corporate selling, general and administrative expenses decreased 10.9% for the year ended December 31, 2008 compared to the same period in 2007.

Stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2008	2007
$1,777	$2,991	$(1,214)	(40.6)%

Stock-based compensation consists of expenses associated with our January 1, 2006 adoption of ASC 718, “Compensation – Stock Compensation.” ASC 718 eliminated accounting for share-based payments based on Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The decrease in stock-based compensation for the year ended December 31, 2008 was primarily due to a decline in the fair value of awards issued in 2008 due to a significant decline in the Company’s stock price, cancellations and forfeitures for former employees and the completion of the vesting period for certain stock options. The decrease was offset in part due to expense for additional stock options and restricted stock awards associated with new employment agreements for the CEO, the Founder and Chairperson and the CFO.

Depreciation and amortization

Year Ended December 31,		Increase/(Decrease)
2008	2007
$19,022	$14,680	$4,342	29.6%

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

Impairment of long-lived assets

Year Ended December 31,		Increase/(Decrease)
2008	2007
$423,220	$211,051	$212,169	100.5%

The increase in impairment of long-lived assets for the year ended December 31, 2008 was related to non-cash impairment charges recorded to reduce the carrying value of radio broadcasting licenses, goodwill and other intangible assets to their estimated fair values. The 2008 impairments occurred in 12 of our 16 markets, namely in Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Detroit, Houston, Indianapolis, Philadelphia, Raleigh-Durham, Richmond and St. Louis markets. Seven of our markets were impaired in 2007, namely Boston, Cincinnati, Cleveland, Columbus, Dallas, Houston and Philadelphia. The impairments were driven in part by the economic downturn, slower radio industry and market revenue growth and resulting deteriorating cash flows, declining radio station transaction multiples and a higher cost of capital. The recent and gradual decline in values for long-lived assets such as licenses and other intangibles were not unique nor specific to our individual markets, as this trend has impacted the valuations of the radio industry as a whole, and has impacted other broadcast and traditional media companies as well.

Interest income

Year Ended December 31,		Increase/(Decrease)
2008	2007
$491	$1,242	$(751)	(60.5)%

The decrease in interest income for the year ended December 31, 2008 was due primarily to lower balances in cash and cash equivalents, and a decline in interest rates.

Interest expense

Year Ended December 31,		Increase/(Decrease)
2008	2007
$59,689	$72,770	$(13,081)	(18.0)%

The decrease in interest expense for the year ended December 31, 2008 was due primarily to a decline in interest expense associated with debt pay downs and bond redemptions, resulting in overall lower borrowings and lower interest rates on the variable portion of our debt. Interest expense savings was also driven by less fees incurred with the operation of WPRS-FM pursuant to LMA, which began in April 2007. LMA fees are classified as interest expense. We closed on the purchase of the assets of WPRS-FM in June 2008 for approximately $38.0 million in cash.

Equity in loss of affiliated company

Year Ended December 31,		Increase/(Decrease)
2008	2007
$(3,652)	$(15,836)	$(12,184)	(76.9)%

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

(Benefit from) provision for income taxes

Year Ended December 31,		Increase/(Decrease)
2008	2007
$(45,183)	$54,083	$(99,266)	(183.5)%

During the year ended December 31, 2008, the benefit from income taxes increased to approximately $45.2 million, compared to a provision for taxes of approximately $54.1 million for the same period in 2007. The increase in the benefit from income taxes was primarily due to the increase in pre-tax losses for the year ended December 31, 2008 compared to 2007, and the impact of DTLs reversing due to indefinite-lived asset impairment charges recorded in 2008. In addition, the provision for income taxes in 2007 was primarily driven by the recording of a full valuation allowance for most of the Company’s DTAs, including its net operating loss (“NOLs”) carryforwards. In 2007, except for DTAs in historically profitable filing jurisdictions, the Company recorded a full valuation allowance for its DTAs, including NOLs, as it was determined that more likely than not, the DTAs would not be realized. As such, the benefit from income taxes for 2008 was also offset partially by recording a full valuation allowance against the additional NOLs generated from the tax deductible amortization of indefinite-lived assets, as well as recording a full valuation against DTAs created by the indefinite-lived asset impairment charges recorded in the current year. The current year tax benefit and offsetting valuation allowances resulted in an effective tax rate for the years December 31, 2008 and 2007 of 13.4% and (27.5%), respectively.

Loss from discontinued operations, net of tax

Year Ended December 31,		Increase/(Decrease)
2008	2007
$(7,414)	$(137,041)	$(129,627)	(94.6)%

Included in the loss from discontinued operations, net of tax, are the results of operations for station clusters sold in Los Angeles, Miami, Augusta, Louisville, Dayton, Minneapolis and a station in Boston (WILD-FM). Discontinued operations also includes the results of operations for Giant Magazine, which ceased publication in December 2009. During the year ended December 2008, we sold our Los Angeles station for approximately $137.5 million in cash, and recorded a loss, net of tax of approximately $6.1 million, and we sold our Miami station for approximately $12.3 million in cash, and recorded a gain, net of tax of approximately $3.2 million. In August 2007 we closed on the sale of our Minneapolis station for approximately $28.0 million in cash and recorded a loss on the sale of $713,000, net of tax.  In September of 2007, we closed on the sale of our Dayton stations and five of the six stations in our Louisville market for approximately $76.0 million in cash, and recorded a gain on the sale, net of tax of approximately $1.9 million. The loss from discontinued operations, net of tax, includes a tax provision of $84,000 for the year ended December 31, 2008 compared to a benefit from taxes of approximately $75.0 million for the same period in 2007.

Other Data

Station operating income

Station operating income decreased to approximately $131.7 million for the year ended December 31, 2008, compared to approximately $147.2 million for the year ended December 31, 2007, a decrease of approximately $15.5 million, or 10.5%. This decrease was primarily due to declines in revenue similar to those in the radio industry and increases in station operating expenses related to the consolidation of the operating results of CCI, which was acquired in April 2008, spending on our internet initiative which was launched in mid-year 2007, higher on-air talent expenses, mainly for new syndication shows, additional staffing for internet websites, increased music royalties, higher tower related expenses, a restructuring charge for the radio division layoffs and additional ratings research costs. These increased expenses more than offset savings for employee bonuses, marketing and promotional spending, events expenses, travel and entertainment, legal and professional fees and expense savings from ceasing our 401(k) match program.

Station operating income margin

Station operating income margin decreased to 42.0% for the year ended December 31, 2008 from 46.5% for the year ended December 31, 2007. This decrease was primarily attributable to a decline in net revenue combined with decreased station operating income as described above.

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our credit facilities and other debt or equity financing.

In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions including, but not limited to, financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes.

The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including:

(a)   maintaining an interest coverage ratio of no less than:
▪	1.90 to 1.00 from January 1, 2006 to September 13, 2007;
▪	1.60 to 1.00 from September 14, 2007 to June 30, 2008;
▪	1.75 to 1.00 from July 1, 2008 to December 31, 2009;
▪	2.00 to 1.00 from January 1, 2010 to December 31, 2010; and
▪	2.25 to 1.00 from January 1, 2011 and thereafter;

(b)   maintaining a total leverage ratio of no greater than:
▪	7.00 to 1.00 beginning April 1, 2006 to September 13, 2007;
▪	7.75 to 1.00 beginning September 14, 2007 to March 31, 2008;
▪	7.50 to 1.00 beginning April 1, 2008 to September 30, 2008;
▪	7.25 to 1.00 beginning October 1, 2008 to June 30, 2010;
▪	6.50 to 1.00 beginning July 1, 2010 to September 30, 2011; and
▪	6.00 to 1.00 beginning October 1, 2011 and thereafter;

        (c)  maintaining a senior leverage ratio of no greater than:
▪	5.00 to 1.00 beginning June 13, 2005 to September 30, 2006;
▪	4.50 to 1.00 beginning October 1, 2006 to September 30, 2007; and
▪	4.00 to 1.00 beginning October 1, 2007 and thereafter; and

         (d) limitations on:
▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of December 31, 2009, approximate ratios calculated in accordance with the Credit Agreement, are as follows:

	As of December 31, 2009		Covenant Limit		Cushion

PF LTM Covenant EBITDA (In millions)	$90.8

PF LTM Interest Expense (In millions)	$38.4

Senior Debt (In millions)	$351.9
Total Debt (In millions)	$653.9

Senior Secured Leverage
Senior Secured Debt/Covenant EBITDA	3.88	x	4.00	x	0.12	x

Total Leverage
Total Debt / Covenant EBITDA	7.20	x	7.25	x	0.05	X

Interest Coverage
Covenant EBITDA / Interest Expense	2.37	x	1.75	x	0.62	X

PF - Pro forma
LTM - Last twelve months
EBITDA - Earnings before interest, taxes, depreciation and amortization

Our ability to meet our debt service obligations and reduce our total debt is subject to general economic conditions and to financial, business and other factors, including factors beyond our control.  Our ability to refinance: (i) the 8 7/8% Senior Subordinated Notes at or prior to their scheduled maturity date in 2011; (ii) the Credit Agreement which expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012; and (iii) the 6 3/8% Senior Subordinated Notes at or prior to their scheduled maturity date in 2013 will also depend upon economic and credit market conditions, our future performance and other conditions which may be beyond our control. In the next 12 months, our principal liquidity requirements will be for working capital, continued business development, strategic investment opportunities and for general corporate purposes, including capital expenditures.

The Company continually projects its anticipated cash needs, which include (but are not limited to) its operating needs, capital requirements, the TV One funding commitment and principal and interest payments on its indebtedness. Management’s most recent revenue, operating income and cash flow projections considered the recent gradual improvement in both the economy and advertising environment, and the projections compare more favorably to prior periods during which the economic downturn persisted. For instance, based on analysts’ projected recovery estimates for the advertising environment and specifically the radio industry, which is supported by our order pacings at the time of filing of this form 10-K, we have projected revenue growth of mid-single digits for fiscal year 2010. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through December 31, 2010 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through additional borrowing available under the Credit Agreement, which was approximately $5.0 million at December 31, 2009. Based on these projections, management also believes it is probable that the Company will be in compliance with its debt covenants through December 31, 2010. It should be noted that certain covenants become considerably more restrictive in 2010.  For example, the interest coverage ratio has changed from no less than 1.75 to 1.00 to no less than 2.00 to 1.00 for the period January 1, 2010 to December 31, 2010.  Further, and the total leverage ratio will step down from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective July 1, 2010 to September 30, 2011. Management projects it will likely need to pay down borrowings under the Credit Agreement to maintain compliance with the leverage ratio required in 2010.

Management’s projections are highly dependent on the continuation of the recently improving economic and advertising environments, and any adverse fluctuations, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly or do not continue to rebound, or if other adverse factors outside the Company’s control arise, our operations could be negatively impacted, which could reduce, negate or even prevent the Company from maintaining compliance with its debt covenants. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions and deferrals, seeking its share of distributions from TV One and further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments, subject to our available liquidity to make such repurchases. It should be noted that the TV One distributions require the consent of third parties and there is no assurance that such third party consents would be granted. These third parties did approve TV One distributions for fourth quarter 2009 and first quarter 2010.

If the above measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through an amendment, waivers of covenant noncompliance or refinancing, any of which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in reaching any definitive agreement to obtain relief from its debt covenant requirements in these circumstances. Failure to comply with its debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position. The Company is currently assessing its financial options regarding the potential amendment to, refinancing and restructuring of its debt.

Based on its fiscal year end 2007 excess cash flow calculation, the Company made a principal prepayment of approximately $6.0 million in May 2008. For the years ended December 31, 2009 and 2008, no excess cash calculation was required and, therefore, no payment was required. In March 2009 and May 2009, the Company made prepayments of $70.0 million and $31.5 million, respectively, on the term loan facility based on its excess proceeds calculation, which included asset acquisition and disposition activity for the twelve month period ended May 31, 2008.  These prepayments were funded with $70.0 million and $31.5 million in loan proceeds from the revolving facility in March 2009 and May 2009, respectively.

During the year ended December 31, 2009, the Company borrowed $116.5 million from its revolving credit facility to fund $101.5 million in prepayments of the term loan, and the remaining portion was used to repurchase its 8 7/8% Senior Subordinated Notes due July 2011 and to repurchase Company stock. During the year ended December 31, 2008, the Company borrowed approximately $227.0 million from its credit facility and repaid approximately $170.3 million.

As of December 31, 2009, the Company had approximately $193.0 million of borrowing capacity under its revolving credit facility. Taking into consideration the financial covenants under the Credit Agreement, approximately $5.0 million of that amount was available for borrowing at December 31, 2009. The amount available for borrowing could increase to the extent the funds are used to repurchase the 8 7/8% Senior Subordinated Notes. Both the term loan and the revolving facilities bear interest, at our option, at a rate equal to either (i) the London Interbank Offered Rate (“LIBOR”) plus a spread that ranges from 0.63% to 2.25% or (ii) the prime rate plus a spread of up to 1.25%. The amount of the spread varies depending on our leverage ratio. The Company also pays a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the unused commitment of the revolving facility. The Company expects to pay down amounts under its revolving credit facility in 2010 to maintain compliance with its leverage ratio requirements in 2010.

The Credit Agreement requires the Company from time to time to protect itself from interest rate fluctuations using interest rate hedge agreements. As a result, the Company has entered into various fixed rate swap agreements designed to mitigate its exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of December 31, 2009, we had two swap agreements in place for a total notional amount of $50.0 million, and the periods remaining on these two swap agreements are 5.5 and 29.5 months.

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

The following table summarizes the interest rates in effect with respect to our debt as of December 31, 2009:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term and revolving debt (swap matures June 16, 2010)(1)	$25.0	6.52%
Senior bank term debt (swap matures June 16, 2012)(1)	$25.0	6.72%

Senior bank revolving debt (subject to variable interest rates)(2)	$301.0	2.59%
Note payable (fixed rate)	$1.0	7.00%
8 7/8% 8 7/8 Senior Subordinated Notes (fixed rate)	$101.5	8.88%
6 3/8% 6 3/8 Senior Subordinated Notes (fixed rate)	$200.0	6.38%

(1)
A total of $50.0 million is subject to fixed rate swap agreements that became effective in June 2005. Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our Credit Agreement. That spread is currently set at 2.25% and is incorporated into the applicable interest rates set forth above.

(2)	Subject to rolling one-month and three-month LIBOR plus a spread currently at 2.25% and the prime rate plus a spread currently at 1.25%, incorporated into the applicable interest rate set forth above.

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

Subsequent to December 31, 2009, we noted that certain of our subsidiaries identified as guarantors in our financial statements did not have requisite guarantees filed with the trustee as required under the terms of the indentures (the “Non-Joinder of Certain Subsidiaries”).  The Non-Joinder of Certain Subsidiaries caused a non-monetary, technical default under the terms of the relevant indentures at December 31, 2009, causing a non-monetary, technical cross-default at December 31, 2009 under the terms of our Credit Agreement.  We have since joined the relevant subsidiaries as guarantors under the relevant indentures (the “Joinder”).  Further, on March 30, 2010, we entered into a third amendment (the “Third Amendment”) to the Credit Agreement.  The Third Amendment provides for, among other things: (i) a $100.0 million revolver commitment reduction under the bank facilities; (ii) a 1.0% floor with respect to any loan bearing interest at a rate determined by reference to the adjusted LIBOR; (iii) certain additional collateral requirements; (iv) certain limitations on the use of proceeds from the revolving loan commitments; (v) the addition of Interactive One, LLC as a guarantor of the loans under the Credit Agreement and under the notes governed by the Company’s 2001 and 2005 senior subordinated debt documents; (vi) the waiver of the technical cross-defaults that existed as of December 31, 2009 and through the date of the amendment arising due to the Non-Joinder of Certain Subsidiaries; and (vii) the payment of certain fees and expenses of the lenders in connection with their diligence in connection with the amendment.  With the Joinder and waivers included in the Third Amendment, we believe we are currently in compliance with all of our debt covenants as of the date of the filing of this Form 10-K, and based on current projections, the Company believes it is probable that it will be in compliance with all debt covenants through December 31, 2010.

Reach Media issued a $1.0 million promissory note payable in November 2009 to Radio Networks, a subsidiary of Citadel. The note was issued in connection with Reach Media entering into a new sales representation agreement with Radio Networks. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011.

The remaining outstanding amounts of our 8 7/8% Senior Subordinated Notes are due in July 2011and amounts under our Credit Agreement are due the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012.  We are currently evaluating a number of various alternatives with respect to these upcoming maturities and other strategic initiatives that we may undertake in the future.  These alternatives include entering into one or more amendments to our credit facilities, refinancing transactions, retiring or purchasing our outstanding indebtedness through cash purchases, prepayments and/or exchanges for newly issued debt or equity securities or obligations, in open market purchases, privately negotiated transactions or otherwise.  Our ability to consummate such amendments, refinancings, repurchases, prepayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, some of which may be beyond our control. Accordingly, there is no assurance that the Company will successfully enter into any definitive agreements for such  alternatives, or that any of the strategic initiatives being assessed will occur in the future.

The following table provides a comparison of our statements of cash flows for the years ended December 31, 2009 and 2008:

	2009	2008
	(In thousands)

Net cash flows from operating activities	$45,443	$13,832
Net cash flows used in/ from investing activities	(4,871)	66,031
Net cash flows used in financing activities	(42,898)	(81,821)

Net cash flows provided from operating activities were approximately $45.4 million for the year ended December 31, 2009 compared to net cash flows provided from operating activities of approximately $13.8 million for the year ended December 31, 2008. Net cash flows from operating activities for the year ended December 31, 2009 increased from the prior year due primarily to an increase in the Company’s working capital balances of approximately $26.0 million.

Net cash flows used in investing activities were approximately $4.9 million for the year ended December 31, 2009 compared to net cash flows provided from investing activities of approximately $66.0 million for the year ended December 31, 2008. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $4.5 million and $12.6 million for the years ended December 31, 2009 and 2008, respectively. During the year ended December 31, 2008, we sold the stations in our Los Angeles and Miami markets and received proceeds of approximately $150.2 million.  During the same period, we acquired CCI and closed on our acquisition of WPRS-FM using approximately $70.4 million in net borrowings.

Net cash flows used in financing activities were approximately $42.9 million and $81.8 million for the year ended December 31, 2009 and 2008, respectively. During the years ended December 31, 2009 and 2008, respectively, we borrowed approximately $116.5 million and $227.0 million from our credit facility and repaid approximately $136.7 million and $292.1 million in outstanding debt.  During the years ended December 31, 2009 and 2008, respectively, we repurchased approximately $2.4 million and $196.0 million of our 8 7/8% Senior Subordinated Notes due July 2011 for approximately $1.2 million and $120.8 million. The Company also repurchased approximately $19.7 million and $12.1 million of our Class A and Class D Common Stock for the years ended December 31, 2009 and 2008, respectively. Reach Media paid approximately $6.4 million in dividends to noncontrolling interest shareholders for the year ended December 31, 2008 and did not pay a dividend in 2009.

From time to time we consider opportunities to acquire additional radio stations, primarily in the top 50 African-American markets, and to make strategic acquisitions, investments and divestitures. In June 2008, the Company purchased the assets of WPRS-FM, a radio station located in the Washington, DC metropolitan area for approximately $38.0 million.  Since April 2007 and up until closing, the station had been operated under an LMA, and, hence, the results of its operations had been included in the Company’s consolidated financial statements.  The station was consolidated with the Company’s existing Washington, DC operations in April 2007.  This purchase was funded from borrowings under our credit facilities of $35.0 million. In April 2008, we acquired CCI, an online social networking company, for $38.0 million in cash, and we borrowed $34.0 million from our credit facility to close this transaction. In July 2007, we acquired the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area, for approximately $2.6 million in seller financing. Up until closing in July 2007, we had been operating WDBZ-AM pursuant to an LMA since August 2001. Other than our agreement with an affiliate of Comcast Corporation, DIRECTV and other investors to fund TV One (the balance of our commitment was approximately $13.7 million at December 31, 2009) we have no other definitive agreements to acquire radio stations or to make strategic investments. In October 2007, the Company had committed (subject to the completion and execution of requisite legal documentation) to invest in QCP Capital Partners, L.P. (“QCP”). At that time the Company also had agreed to provide an unsecured working capital line of credit to QCP Capital Partners, LLC, the management company for QCP, in the amount of $775,000. As of December 31, 2008, the Company had provided $457,000 under the line of credit. In December 2008, the Company made a determination that there was a substantial likelihood that QCP would not be able to proceed successfully with its fundraising and, therefore, the Company was unlikely to recover any of the amounts provided to QCP Capital Partners, LLC pursuant to the October 2007 line of credit agreement. As a result, in December 2008, the Company wrote off the full amount outstanding under the line of credit agreement. No further investments in, or loans to, QCP are anticipated to be made in the future.

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

As of December 31, 2009, we had three standby letters of credit totaling $610,000 in connection with our annual insurance policy renewals. In addition, we had a letter of credit of $295,000 in connection with a contract that we inherited as part of the acquisition of CCI. Other than a $40,000 reduction to the insurance letters of credit in April 2009 and the cancelation of a $200,000 letter of credit for a sponsorship event, there has been no activity on these standby letters of credit.

Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s Investor Services (“Moody’s”) and Standard & Poor’s (“S&P”) evaluate our debt. On June 24, 2009, S&P lowered our corporate credit rating to CCC+ from B- and the issue-level rating on our $800.0 million secured credit facility to CCC+ from B-. On March 3, 2009, S&P lowered our corporate credit rating to B- from B and the issue-level rating on our $800.0 million secured credit facility to B- from BB-. While noting that our rating outlook was negative, the ratings downgrade reflects concern over the Company’s ability to maintain compliance with financial covenants due to weak radio advertising demand. On May 12, 2009, Moody’s downgraded our corporate family rating to Caa1 from B1. On November 3, 2008, Moody’s placed on review the Company and its debt for a possible downgrade. The review was prompted by heightened concerns that the radio broadcast sector will likely face significant revenue and cash flow deterioration given weakness in the U.S. economy.  On September 10, 2008, Moody’s downgraded our corporate family rating to B2 from B1 and our $800.0 million secured credit facility ($500.0 million revolver, $300.0 million term loan) to Ba3 from Ba2.  In addition, Moody’s downgraded our 8 7/8% Senior Subordinated Notes and 6 3/8% Senior Subordinated Notes to Caa1 from B3.  While noting that our rating outlook was stable, the ratings downgrade reflected the Company’s operating performance, weaker than previously expected credit metrics and limited borrowing capacity under financial covenants.  Although reductions in our bond ratings may not have an immediate impact on our cost of debt or liquidity, they may impact our future cost of debt and liquidity.  Increased debt levels and/or decreased earnings could result in further downgrades in our credit ratings, which, in turn, could impede our access to the debt markets and/or raise our long-term debt borrowing rates. Our ability to use debt to fund major new acquisitions or new business initiatives could also be limited.

Recent Accounting Pronouncements

 In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amends the guidance on variable interest entities (“VIE”) in Accounting Standards Codification (“ASC”) 810, “Consolidation,” and is effective for fiscal years beginning after November 15, 2009. It requires reporting entities to evaluate former qualified special purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. Additional year-end and interim disclosures are required under this update. The adoption of this guidance on January 1, 2010 will not have a material effect on the Company's consolidated financial statements.

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles,” which establishes the ASC as the source of authoritative non-SEC U.S. generally accepted accounting principles (“GAAP”) for non-governmental entities. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which addresses accounting and disclosure requirements related to subsequent events. It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued. In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to remove all requirements for SEC filers to disclose the date through which subsequent events are considered. The amendment became effective upon issuance. The Company has provided the required disclosures regarding subsequent events in Note 20 – Subsequent Events.

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

  In March 2008, the FASB issued an update to ASC 815, “Derivatives and Hedging,” related to disclosures about derivative instruments and hedging activities. It requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format.  It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related.  Finally, it requires cross referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Effective January 1, 2009, the Company adopted the updated provisions of ASC 815. The Company’s adoption of the updates had no impact on its financial condition or results of operations.  (See Note 8 – Derivative Instruments and Hedging Activities.)

In February 2008, the FASB delayed the effective date for applying the fair value provisions of ASC 820, “Fair Value Measurements and Disclosures,” to non-financial assets and non-financial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  Effective January 1, 2009, we adopted the provisions of ASC 820 for all non-financial instruments accounted for at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on our financial condition or results of operations.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of December 31, 2009, we had approximately $698.6 million in broadcast licenses and $137.5 million in goodwill, which totaled $836.2 million, and represented approximately 80.7% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. For the years ended December 2009, 2008 and 2007, we recorded impairment charges against radio broadcasting licenses and goodwill of approximately $65.6 million, $420.2 million and $211.1 million, respectively. Significant impairment charges have been a recent trend experienced by media companies in general, and are not unique to us.

Effective January 1, 2002, in accordance with ASC 350, “Intangibles – Goodwill and Other,” we discontinued amortizing radio broadcasting licenses and goodwill and instead, began testing for impairment annually, or when events or changes in circumstances or other conditions suggest impairment may have occurred. Our annual impairment testing is performed for assets owned as of October 1. Impairment exists when the carrying value of these assets exceeds its respective fair value. When the carrying value exceeds fair value, an impairment amount is charged to operations for the excess.

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to provide independent analysis when evaluating the fair value of our radio broadcasting licenses and reporting units, including goodwill. The testing for radio broadcasting licenses is performed at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a clustering of radio stations into one geographical market. We use the income approach to value broadcasting licenses, which involves a 10-year model that incorporates several variables, including, but not limited to: (i) estimated discounted cash flows of a hypothetical market participant; (ii) estimated radio market revenue and growth projections; (iii) estimated market share and revenue for the hypothetical participant; (iv) likely media competition within the market; (v) estimated start-up costs and losses incurred in the early years; (vi) estimated profit margins and cash flows based on market size and station type; (vii) anticipated capital expenditures; (viii) probable future terminal values; (ix) an effective tax rate assumption; and (x) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. As of December 31, 2009, we had 20 reporting units, which were comprised of our 16 radio markets and four other business divisions. In testing for the impairment of goodwill, we also use the income approach method. The approach involves a 10-year model with similar variables as described above, except that the discounted cash flows are generally based on the Company’s estimated and projected market share and operational performance for its owned radio markets or other business divisions. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations.

Given the recent economic downturn and limited credit environment, which has weakened advertising demand in general, and has led to declining radio and online advertising revenues, reduced growth expectations, deteriorating profits and cash flows, debt downgrades and fewer sales transactions with lower multiples, we performed interim impairment tests in February 2009 for all radio broadcasting licenses and goodwill and in August 2009 for certain market’s radio broadcasting licenses and goodwill, Reach Media and CCI. Similar to the interim 2009 assessments, which included more conservative estimates and projections compared to our 2008 annual assessment, we believe the October 2009 annual license and goodwill valuation assumptions in our annual impairment assessment reflect the current economic and credit environments. Since our October 2008 annual assessment, we have not made any changes to the methodology for valuing broadcasting licenses. Since our October 2008 annual assessment, we have not made any changes to the methodology of valuing or allocating goodwill when determining the carrying values of the radio markets, Reach Media or CCI.

Below are some of the key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual and interim impairment testing performed since August 2008.

Radio Broadcasting Licenses	August 31, 2008	October 1, 2008	February 28, 2009	August 31, 2009 (a)	October 1, 2009
	(In millions)
Pre-tax impairment charge	$337.9	$51.2	$49.0	$–	$16.1

Discount Rate	10.0%	10.5%	10.5%	–	10.5%
Year 1 Market Revenue Growth or Decline Rate or Range	(2.0)%	(8.0)%	(13.1)% - (17.7)%	(22.3%)	1.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.5%	1.5% - 2.5%	–	1.0% - 2.5%
Mature Market Share Range	5.8% - 27.0%	1.2% - 27.0%	1.2% - 27.0%	–	0.8% - 28.1%
Operating Profit Margin Range	34.0% - 50.7%	20.0% - 50.7%	17.7% - 50.7%	–	18.5% - 50.7%

(a)	Reflects changes only to the key assumptions used in the February 2009 interim testing for a certain unit of accounting.

Goodwill (Radio Market Reporting Units)	August 31, 2008	October 1, 2008	February 28, 2009	August 31, 2008 (a)	October 1, 2009 (b)
	(In millions)
Pre-tax impairment charge	$–	$31.1	$–	$–	$0.6

Discount Rate	10.0%	10.5%	10.5%	–	10.5%
Year 1 Market Revenue Decline or Growth Rate or Range	(2.0)%	(8.0)%	(13.1)% - (17.7)%	(19.9%)	1.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.5%	1.5% - 2.5%	–	1.5% - 2.5%
Mature Market Share Range	5.2% - 16.5%	1.1% - 23.0%	2.8% - 22.0%	–	7.0% - 16.5%
Operating Profit Margin Range	31.0% - 58.5%	18.0% - 60.0%	15.0% - 61.5%	–	30.0% - 57.5%

(a) (b)
Reflects changes only to the key assumptions used in the February 2009 interim testing for a certain unit of accounting.

Reflects some of the key assumptions for testing only those radio markets with remaining goodwill for October 2009, compared to all markets tested in October 2008 and February 2009.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for all interim and annual assessments since October 2008. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of the most recent annual October assessments, the Company concluded no impairment to the carrying value of Reach Media had occurred.

Reach Media Goodwill (Within Radio Segment)	October 1, 2008	August 31, 2009		October 1, 2009
	(In millions)
Pre-tax impairment charges	$–	$–		$–

Discount Rate	14.5%	14.0%		14.0%
Year 1 Revenue Growth Rate	5.9%	9.9	% (a)	16.5	% (a)
Long-term Revenue Growth Rate (Years 6 – 10)	2.5%	2.5%		2.5%
Operating Profit Margin Range	27.2% - 31.3%	28.9% - 33.5%		27.2% - 35.3%

(a)
The Year 1 revenue growth rate is driven by the September 2009 amendment of Reach Media’s sales representation agreement with Citadel, whereby the guaranteed revenue paid to Reach Media by Citadel was reduced by $2.0 million in the fourth quarter of 2009, which was the final quarter for the term of the agreement. A new agreement was executed in November 2009, whereby effective 2010, Citadel will sell advertising inventory outside the Tom Joyner Morning Show with no revenue guarantee but rather on a commission basis. In addition Reach Media will employ an internal sales force to sell in-show advertising inventory, event sponsorships and BlackAmericaWeb advertising.

CCI, an online social networking company, was acquired by the Company in April 2008. The preliminary purchase price accounting was completed for this reporting unit during the second quarter of 2009. With the weak economy and its negative impact on online advertising, the Company lowered its internal projections for CCI, and performed its first interim impairment testing in August 2009. Below are some of the key assumptions used in the income approach model for determining CCI’s fair value as of August 2009 and again as of October 2009. When compared to discount rates for the radio reporting units, the higher discount rate used to value CCI is reflective of discount rates applicable to internet media businesses. As a result of the interim August and annual October 2009 testing, the Company concluded no impairment to the carrying value of CCI had occurred. We did not make any changes to the methodology for valuing or allocating goodwill when determining the carrying value for CCI.

Goodwill (CCI – Within Internet Segment)	August 31, 2009	October 1, 2009
	(In millions)
Pre-tax impairment charges	$-	$-

Discount Rate	17.0%	16.5%
Year 1 Revenue Growth Rate	13.7%	13.7%
Long-term Revenue Growth Rate (Year 10)	3.5%	3.5%
Operating Profit Margin Range	8.8% - 42.9%	10.8% - 42.2%

The above three goodwill tables reflect some of the key valuation assumptions used for 13 of our 20 reporting units. As a result of our annual testing in October 2009, goodwill of $628,000 was impaired in one of our radio markets for the entire amount, thus leaving eight remaining reporting units that had no goodwill carrying value balances as of December 31, 2009.

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed a reasonableness test by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2009 were reasonable.

Sensitivity Analysis

We believe both the estimates and assumptions we utilized when assessing the potential for impairment are individually and in aggregate reasonable; however, our estimates and assumptions are highly judgmental in nature. Further, there are inherent uncertainties related to these estimates and assumptions and our judgment in applying them to the impairment analysis. While we believe we have made reasonable estimates and assumptions to calculate the fair values, changes in any one estimate, assumption or a combination of estimates and assumptions, or changes in certain events or circumstances (including uncontrollable events and circumstances resulting from continued deterioration in the economy or credit markets) could require us to assess recoverability of broadcasting licenses and goodwill at times other than our annual  October 1 assessments, and could result in changes to our estimated fair values and further write-downs to the carrying values of these assets. Impairment charges are non-cash in nature, and as with current and past impairment charges, any future impairment charges will not impact our cash needs or liquidity or our bank ratio covenant compliance.

As of December 31, 2009, we had a total goodwill carrying value of approximately $137.5 million across 12 of our 20 reporting units. The below table indicates the long-term cash flow growth rates assumed in our impairment testing and the long-term cash flow growth/decline rates that would result in additional goodwill impairment. For two of the reporting units, given each of their significant fair value over carrying value excess, any future goodwill impairment is not likely. However, should our estimates and assumptions for assessing the fair values of the remaining ten reporting units with goodwill worsen to reflect the below or lower cash flow growth/decline rates, additional goodwill impairments may be warranted in the future.
Reporting Unit	Long-Term Cash Flow Growth Rate Used	Long-Term Cash Flow Growth/Decline Rate That Would Result in Impairment (a)
2	2.5%	Impairment not likely
16	2.5%	Impairment not likely
12	2.0%	1.1%
10	2.5%	1.1%
7	1.5%	0.8%
5	1.5%	(0.1)%
1	2.0%	(0.2)%
13	2.0%	(2.0)%
11	1.5%	(5.5)%
6	1.5%	(6.9)%
19	2.5%	(8.7)%
18	3.5%	(25.0)%

(a)
The long-term cash flow growth/decline rate that would result in additional goodwill impairment applies only to further goodwill impairment and not to any future license impairment that would result from lowering the long-term cash flow growth rates used.

 Several of the licenses in our units of accounting have no or limited excess of fair values over their respective carrying values. Per the table below, as December 31, 2009, we appraised the radio broadcasting licenses at a fair value of approximately $843.8 million, which was in excess of the $698.6 million carrying value by $145.2 million, or 20.8%. The fair values of the licenses exceeded the carrying values of the licenses for nine of the 16 units of accounting, and have a fair value cushion of 57.0%. The fair values equaled the carrying values for the remaining seven units of accounting. Should our estimates, assumptions, or events or circumstances for any upcoming valuations worsen in the units with no or limited fair value cushion, additional license impairments may be needed in the future.

	Radio Broadcasting Licenses
	As of
	December 31, 2009	October 1, 2009	Excess
Unit of Accounting (a)	Carrying Values ("CV")	Fair Values ("FV")	FV vs. CV	% FV Over CV
	(In thousands)

Unit of Accounting 3	$1,289	$1,359	$70	5.4%
Unit of Accounting 2	3,086	71,248	68,162	2208.6%
Unit of Accounting 4	9,482	9,513	31	0.3%
Unit of Accounting 5	18,657	21,564	2,907	15.6%
Unit of Accounting 14	20,434	20,989	555	2.7%
Unit of Accounting 15	20,886	24,332	3,446	16.5%
Unit of Accounting 9	34,270	34,595	325	0.9%
Unit of Accounting 1	93,394	104,790	11,396	12.2%
Unit of Accounting 16	52,965	111,237	58,272	110.0%
Subtotal - Units of Accounting where FV > CV	254,463	399,627	145,164	57.0%

Seven Units of Accounting where FV = CV	444,182	444,182	-	0.0%

Total	$698,645	$843,809	$145,164	20.8%

(a)	The units of accounting are not disclosed on a specific market basis so as to not make publicly available sensitive information that could be competitively harmful to the Company.

The following table presents a sensitivity analysis showing the impact on our impairment testing resulting from: (i) a 1% or 100 basis point decrease in industry or reporting unit growth rates; (ii) a 1% or 100 basis point decrease in cash flow margins; (iii) a 1% or 100 basis point increase in the discount rate; and (iv) both a 5% and 10% reduction in the fair values of broadcasting licenses and reporting units.

	Hypothetical Increase in the
	Recorded Impairment Charge
	For the Year Ended December 31, 2009
	Broadcasting Licenses	Goodwill
	(In millions)

Pre-tax impairment charge recorded:
Radio Market Reporting Units	$65.0	$0.6
Radio Syndication Reporting Unit	-	-
Internet Reporting Unit	-	-
Total Impairment Recorded	$65.0	$0.6

Hypothetical Change for Radio Market Reporting Units:
A 100 basis point decrease in radio industry growth rates	$48.8	$1.1
A 100 basis point decrease in cash flow margin	$12.2	$0.6
A 100 basis point increase in the applicable discount rate	$72.0	$5.6
A 5% reduction in the fair value of broadcasting licenses and	$24.6	$1.2
reporting units
A 10% reduction in the fair value of broadcasting licenses	$50.1	$5.1
and reporting units

Hypothetical Change for Reach Media Reporting Unit:
A 100 basis point decrease in revenue growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Hypothetical Change for CCI -Within Internet Segment:
A 100 basis point decrease in revenue growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Impairment of Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. The Company reviewed certain intangibles for impairment during 2009, mainly advertising related intangibles and favorable leases, and recorded impairment charges against one of the favorable leases for $297,000. Any changes in the valuation estimates and assumptions or changes in certain events or circumstances could result in changes to the estimated fair values of these intangible assets and may result in future write-downs to the carrying values. The Company recorded impairment charges against favorable leases and intellectual property in the amounts of $297,000, approximately $3.2 million and $0 for the years ended 2009, 2008 and 2007, respectively.

Allowance for Doubtful Accounts

We must make estimates of the uncollectability of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the past four years, our historical bad debt results have averaged approximately 5.5 % of our outstanding trade receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required.

Revenue Recognition

We recognize revenue for broadcast advertising when the commercial is broadcast and we report revenue net of agency and outside sales representative commissions in accordance with ASC 605, “Revenue Recognition.”   When applicable, agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, advertisers remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to us.

Our online business recognizes its advertising revenue as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable.

Equity Accounting

 We account for our investment in TV One under the equity method of accounting in accordance with ASC 323, “Investments – Equity Method and Joint Ventures.” We have recorded our investment at cost and have adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from net income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. We will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. We have determined that although TV One is a variable interest entity (as defined under ASC 810, “Consolidation”) the Company is not the primary beneficiary of TV One. (See Note 6 - Investment in Affiliated Company for further discussion.)

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

To address the exposures of unrecognized tax positions, in January 2007, we adopted the provisions from ASC 740 pertaining to the accounting for uncertainty in income taxes, which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of December 31, 2009, we had approximately $6.3 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

Our estimated effective tax rate for the year ended December 31, 2009 was (17.7)%. This includes a current year 56.1% unfavorable impact for the valuation allowance for certain deferred tax assets. Without the valuation allowance, the effective tax rate would have been 38.4%.  Excluding the impact of the valuation allowance, the effect of a one percentage point increase in our estimated tax rate as of December 31, 2009 would result in an increase in additional income tax benefit of $397,000. The one percentage point increase in income tax benefit would result in a decrease in net loss of $397,000, and the net loss per share, both basic and diluted would decrease by less than $.01 for continuing operations versus total net loss available to common shareholders, and the net loss per share for discontinued operations would be unchanged for the year ended December 31, 2009.

Realizability of Deferred Tax Assets

At December 31, 2007, except for DTAs in its historically profitable jurisdictions, and DTAs that may be benefited by future reversing deferred tax liabilities DTLs, the Company recorded a full valuation allowance for all other DTAs, mainly NOLs, as it was determined that more likely than not, the DTAs would not be realized. The Company reached this determination based on its then cumulative loss position and the uncertainty of future taxable income. Consistent with that prior realizability assessment, the Company has recorded a full valuation allowance for additional NOLs generated from the tax deductible amortization of indefinite-lived assets, as well as DTAs created by impairment charges on certain indefinite-lived intangibles for the years ended December 31, 2008 and 2009.  As of December 31, 2009 all DTAs (other than DTAs associated with Reach Media) have a full valuation allowance except to the extent that they may be benefited by future reversing DTLs.

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

With the assistance of a third-party valuation firm, the Company reassessed the estimated fair value of the award as of December 31, 2009 at approximately $4.7 million and, accordingly, recorded compensation expense and a liability for that amount. The fair value of the award as of December 31, 2008 was approximately $4.3 million. The fair valuation incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

Capital and Commercial Commitments

TV One Cable Network

Pursuant to a limited liability company agreement dated July 18, 2003 and amended on February 28, 2004, the Company and certain other investors formed TV One for the purpose of developing and distributing a new television programming service. At that time, we committed to make a cumulative cash investment in TV One of $74.0 million, of which $60.3 million had been funded as of April 30, 2007, and no additional funding investments have been made since then. The initial commitment period for funding the capital was extended to June 30, 2010, due in part to TV One’s lower than anticipated capital needs during the initial commitment period.

Long-term debt

The total amount available under our existing Credit Agreement with a syndicate of banks is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. As of December 31, 2009, we had approximately $351.0 million in debt outstanding under the Credit Agreement which expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. We also have outstanding $200.0 million in 6 3/8% Senior Subordinated Notes due February 2013 and $101.5 million in 8 7/8% Senior Subordinated Notes due July 2011. Reach Media issued a $1.0 million promissory note payable in November 2009 to Radio Networks, a subsidiary of Citadel. The note was issued in connection with Reach Media entering into a new sales representation agreement with Radio Networks. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011. See “Liquidity and Capital Resources.”

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

 Contractual Obligations Schedule

The following table represents our contractual obligations as of December 31, 2009:

	Payments Due by Period
Contractual Obligations	2010	2011	2012	2013	2014	2015 and Beyond	Total
	(In thousands)
8 7/8% Senior Subordinated Notes(1)	$9,009	$110,519	$—	$—	$—	$—	$119,528
6 3/8% Senior Subordinated Notes(1)	12,750	12,750	12,750	206,375	—	—	244,625
Credit facilities(2)	30,138	335,095	2,080	—	—	—	367,313
Note payable(3)	70	1,070	—	—	—	—	1,140
Other operating contracts/ agreements(4)	42,298	25,013	23,332	11,097	11,301	—	113,041
Operating lease obligations	8,034	6,414	4,665	3,750	2,847	7,320	33,030
Total	$102,299	$490,861	$42,827	$221,222	$14,148	$7,320	$878,677

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of December 31, 2009.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of December 31, 2009.

(3)
Represents a $1.0 million promissory note payable issued in November 2009 by Reach Media to Radio Networks, a subsidiary of Citadel. The note was issued in connection with Reach Media entering into a new sales representation agreement with Radio Networks. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011.

(4)
Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. The decline in other operating contracts and agreements in 2011 from 2010 is driven primarily by term dates for the professional services agreements and most of the employment contracts ending in 2010.

Reflected in the obligations above, as of December 31, 2009, we had two swap agreements in place for a total notional amount of $50.0 million. The periods remaining on the swap agreements range in duration from 5.5 to 29.5 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance.

Off-Balance Sheet Arrangements

As of December 31, 2009, we had three standby letters of credit totaling $610,000 in connection with our annual insurance policy renewals.  In addition we had a letter of credit of $295,000 in connection with a contract we inherited as part of the acquisition of CCI.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Both the term loan facility and the revolving facility under a credit agreement entered into by the Company in June 13, 2005 with a syndicate of banks (the “Credit Agreement”) bear interest, at our option, at a rate equal to either the London Interbank Offered Rate (“LIBOR”) plus a spread that ranges from 0.625% to 2.25%, or the prime rate plus a spread of up to 2.25%, depending on our leverage ratio. We also pay a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the unused commitment of the revolving facility. We are exposed to interest rate volatility with respect to this variable rate debt. If the borrowing rates under LIBOR were to increase one percentage point above the current rates at December 31, 2009, our interest expense on the revolving credit facility would increase approximately $3.0 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described above.

Under the terms of our Credit Agreement, we have entered into fixed rate swap agreements to mitigate our exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three month LIBOR. As of December 31, 2009, we had two swap agreements in place for a total notional amount of $50.0 million, and the periods remaining on these swap agreements range in duration from 5.5 to 29.5 months. All of the swap agreements are tied to the three-month LIBOR, which may fluctuate significantly on a daily basis. The valuation of each of these swap agreements is affected by the change in the three-month LIBOR and the remaining term of the agreement. Any increase in the three-month LIBOR results in a more favorable valuation, while a decrease in the three-month LIBOR results in a less favorable valuation.

We estimated the net fair value of these instruments as of December 31, 2009 to be a payable of approximately $2.1 million. The fair value of the interest rate swap agreements is an estimate of the net amount that we would have paid on December 31, 2009 if the agreements were transferred to other parties or cancelled by us. The fair value is estimated by obtaining quotations from the financial institutions which are parties to our swap agreement contracts.

The determination of the estimated fair value of our fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of our 6 3/8% Senior Subordinated Notes due February 2013 and 8 7/8% Senior Subordinated Notes due July 2011 at December 31, 2009 were approximately $142.0 million and $78.2 million, respectively, and the carrying amounts were $200.0 million and $101.5 million, respectively. The estimated fair value of our 6 3/8% Senior Subordinated Notes and 8 7/8% Senior Subordinated Notes at December 31, 2008 were approximately $60.0 and $52.0 million, respectively, and the carrying amounts were $200.0 million and $104.0 million, respectively.

The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 6 3/8% Senior Subordinated Notes due 2013 from approximately $142.0 million to $160.0 million at December 31, 2009. The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 8 7/8% Senior Subordinated Notes due 2011 from approximately $78.2 million to $85.6 million at December 31, 2009.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Radio One required by this item are filed with this report on Pages F-1 to F-36.

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

(b) Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting. The framework used in carrying our evaluation was the Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In evaluating our information technology controls, we also used the framework contained in the Control Objectives for Information and related Technology (COBIT®), which was developed by the Information Systems Audit and Control Association’s (ISACA) IT Governance Institute, as a complement to the COSO internal control framework. This Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K due to the fact that the Company is classified as a non-accelerated filer by Rule 12b-2 of the Exchange Act for the year ended December 31, 2009. However, based on our evaluation under these frameworks, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

(c) Changes in internal control over financial reporting

During the year ended December 31, 2009, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers required by this Item 10 is incorporated into this report by reference to the information set forth under the caption “Nominees for Class A Directors,” “Nominees for Other Directors,” “Code of Conduct,” and “Executive Officers” in our proxy statement for the 2010 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

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

(a)(1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

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

3.2	Amended and Restated By-laws of Radio One, Inc. amended as of August 7, 2009 (incorporated by reference to Radio One’s Current Report on Form 8-K filed August 21, 2009).
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

4.12
Seventh Supplemental Indenture dated as of December 22, 2006 among Radio One, Inc., the Guaranteeing Subsidiary and the Existing Guarantors listed therein, and The Bank of New York, as successor trustee under the Indenture dated May 18, 2001, as amended. (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2006).

4.13
Second Supplemental Indenture dated as of December 22, 2006 among Radio One, Inc., Magazine One, Inc., the other Guarantors listed therein, and The Bank of New York, as trustee under the Indenture dated February 10, 2005. (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2006).

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

10.5	Radio One, Inc. 2009 Stock Option and Restricted Stock Grant Plan (incorporated by reference to Radio One’s Definitive Proxy on Schedule 14A filed November 6, 2009).
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

10.8	Employment Agreement between Radio One, Inc. and Barry A. Mayo dated as of August 5, 2009 (incorporated by reference to Radio One’s Current Report on Form 8-K filed September 2, 2009).
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

10.17
Third Supplemental Indenture to Indenture Dated as of February 10, 2005, dated as of March 30, 2010 by and among Radio One, Inc., each of the subsidiaries of Radio One listed on Exhibit A attached thereto, Interactive One, Inc., Interactive One, LLC, Community Connect, LLC, Community Connect, Inc., and Radio One Distribution Holdings, LLC, and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee;

10.18
Eighth Supplemental Indenture to Indenture dated as of May 18, 2001, dated as of March 30, 2010, by and among Radio One, Inc., each of the subsidiaries of Radio One listed on Exhibit A attached thereto Interactive One, Inc., Interactive One, LLC, Community Connect, LLC, Community Connect, Inc. and Radio One Distribution Holdings, LLC, and The Bank of New York Mellon, as successor to United States Trust Company of New York, as trustee; and

10.19	Third Amendment to Credit Agreement and Waiver to Credit Agreement by and among Radio One, Inc., Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association), as Administrative Agent and the Lenders, dated as of March 30, 2010.
21.1	Subsidiaries of Radio One, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 2010.

Radio One, Inc.

By: /s/ Peter D. Thompson
Name: Peter D. Thompson
                                                                     Title: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 31, 2010.

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

Name: Ronald E. Blaylock

Title: Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Radio One, Inc.:

We have audited the accompanying consolidated balance sheets of Radio One, Inc. and subsidiaries (“the Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radio One, Inc. and subsidiaries at December 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 31, 2010

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
		(As Adjusted - See Note 1)
	(In thousands, except share data)

CURRENT ASSETS:
Cash and cash equivalents	$19,963	$22,289
Trade accounts receivable, net of allowance for doubtful accounts of $2,651 and $3,520, respectively	47,019	49,408
Prepaid expenses and other current assets	4,950	5,304
Deferred tax assets	-	108
Current assets from discontinued operations	424	1,088
Total current assets	72,356	78,197
PROPERTY AND EQUIPMENT, net	40,585	48,546
GOODWILL	137,517	137,095
RADIO BROADCASTING LICENSES	698,645	763,657
OTHER INTANGIBLE ASSETS, net	35,059	44,106
INVESTMENT IN AFFILIATED COMPANY	48,452	47,852
OTHER ASSETS	2,854	5,797
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	74	227
Total assets	$1,035,542	$1,125,477

CURRENT LIABILITIES:
Accounts payable	$4,160	$3,323
Accrued interest	9,499	10,082
Accrued compensation and related benefits	10,249	10,397
Income taxes payable	1,533	30
Other current liabilities	7,236	10,373
Current portion of long-term debt	18,010	43,807
Current liabilities from discontinued operations	2,949	3,191
Total current liabilities	53,636	81,203
LONG-TERM DEBT, net of current portion	635,524	631,555
OTHER LONG-TERM LIABILITIES	10,185	11,008
DEFERRED TAX LIABILITIES	88,144	86,236
Total liabilities	787,489	810,002
STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value; 1,000,000 shares authorized; no shares outstanding at December 31, 2009 and 2008, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,981,841 and 3,016,730 shares issued and outstanding at December 31, 2009 and 2008, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding at December 31, 2009 and 2008, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding at December 31, 2009 and 2008, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 42,280,153 and 69,971,551 shares issued and outstanding as of December 31, 2009 and 2008, respectively	42	70
Accumulated other comprehensive loss	(2,086)	(2,981)
Additional paid-in capital	1,014,512	1,033,921
Accumulated deficit	(770,412)	(717,525)
Total stockholders’ equity	242,065	313,494
Noncontrolling interest	5,988	1,981
Total equity	248,053	315,475
Total liabilities and stockholders’ equity	$1,035,542	$1,125,477

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007
		(As Adjusted - See Note 1)	(As Adjusted - See Note 1)
	(In thousands, except share data)

NET REVENUE	$272,092	$313,443	$316,398
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $88, $187 and $479, respectively	75,635	79,304	70,463
Selling, general and administrative, including stock-based compensation of $321, $513 and $1,444, respectively	91,016	103,108	100,620
Corporate selling, general and administrative, including stock-based compensation of $1,240, $1,077 and $1,068 respectively	24,732	36,356	28,396
Depreciation and amortization	21,011	19,022	14,680
Impairment of long-lived assets	65,937	423,220	211,051
Total operating expenses	278,331	661,010	425,210
Operating loss	(6,239)	(347,567)	(108,812)
INTEREST INCOME	144	491	1,242
INTEREST EXPENSE	38,404	59,689	72,770
GAIN ON RETIREMENT OF DEBT	1,221	74,017	—
EQUITY IN INCOME (LOSS) OF AFFILIATED COMPANY	3,653	(3,652)	(15,836)
OTHER EXPENSE, net	104	316	290
Loss before provision for (benefit from) income taxes, noncontrolling interest in income of subsidiaries and loss from discontinued operations, net of tax	(39,729)	(336,716)	(196,466)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	7,014	(45,183)	54,083
Net loss from continuing operations	(46,743)	(291,533)	(250,549)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1,815)	(7,414)	(137,041)
CONSOLIDATED NET LOSS	(48,558)	(298,947)	(387,590)
NONCONTROLLING INTEREST IN INCOME OF SUBSIDIARIES	4,329	3,997	3,910
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(52,887)	$(302,944)	$(391,500)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Continuing operations	$(0.86)	$(3.14)	$(2.58)
Discontinued operations, net of tax	(0.03)	(0.08)	(1.39)
Net loss attributable to common stockholders	$(0.89)	$(3.22)	$(3.97)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	59,465,252	94,118,699	98,710,633
Diluted	59,465,252	94,118,699	98,710,633

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For The Years Ended December 31, 2007, 2008 and 2009

	Radio One, Inc. Stockholders
							Accumulated
	Convertible	Common	Common	Common	Common		Other	Stock	Additional
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Comprehensive	Subscriptions	Paid-In	Accumulated	Noncontrolling	Total
	Stock	Class A	Class B	Class C	Class D	Income (Loss)	Income (Loss)	Receivable	Capital	Deficit	Interest	Equity
										(As Adjusted - See Note 1)
	(In thousands, except share data)

BALANCE, as of December 31, 2006	$-	$6	$3	$3	$87		$967	$(1,642)	$1,041,029	$(22,186)	$(20)	$1,018,247
Comprehensive income:
Net loss	-	-	-	-	-	$(387,590)	-	-	-	(391,500)	3,910	(387,590)
Change in unrealized net loss on derivative and hedging activities, net of taxes	-	-	-	-	-	(323)	(323)	-	-	-	-	(323)
Comprehensive loss						$(387,913)
Vesting of non-employee restricted stock	-	-	-	-	-		-	-	(63)	-	-	(63)
Stock-based compensation expense	-	-	-	-	-		-	-	3,307	-	-	3,307
Interest income on stock subscriptions receivable	-	-	-	-	-		-	(75)	-	-	-	(75)
Cumulative impact of change in accounting for uncertainties in income taxes	-	-	-	-	-		-	-	-	(895)	-	(895)
Conversion of 1,998,281 shares of Class A common stock to 1,998,281 shares of Class D common stock	-	(2)	-	-	2		-	-	-	-	-	-
Conversion of 5,620 shares of Class B common stock to 5,620 shares of Class D common stock	-	-	-	-	-		-	-	-	-	-	-
Conversion of 11,410 shares of Class C common stock to 11,410 shares of Class D common stock common stock	-	-	-	-	-		-	-	-	-	-	-
BALANCE, as of December 31, 2007	-	4	3	3	89		644	(1,717)	1,044,273	(414,581)	3,890	632,608
Comprehensive income:
Net loss	-	-	-	-	-	$(298,947)	0	0	0	(302,944)	3,997	(298,947)
Change in unrealized net loss on derivative and hedging activities, net of taxes	-	-	-	-	-	(3,625)	(3,625)	0	0	0	0	(3,625)
Comprehensive loss						$(302,572)
Repurchase of 421,661 shares of Class A common stock and 20,029,538 shares of Class D common stock	-	-	-	-	(20)		-	-	(12,084)	-	-	(12,104)
Conversion of 882,987 shares of Class A common stock to 882,987 shares of Class D common stock common stock	-	(1)	-	-	1		-	-	-	-	-	-
Vesting of non-employee restricted stock	-	-	-	-	-		-	-	89	-	-	89
Interest income on stock subscriptions receivable	-	-	-	-	-		-	(20)	-	-	-	(20)
Repayment of officer’s loan	-	-	-	-	-		-	1,737	-	-	-	1,737
Noncontrolling interest in Distribution One	-	-	-	-	-		-	-	-	-	250	250
Reach Media, Inc. stock option cancellation	-	-	-	-	-		-	-	-	-	208	208
Dividends paid to noncontrolling interest	-	-	-	-	-		-	-	-	-	(6,364)	(6,364)
Stock-based compensation expense	-	-	-	-	-		-	-	1,643	-	-	1,643
BALANCE, as of December 31, 2008	-	3	3	3	70		(2,981)	-	1,033,921	(717,525)	1,981	315,475
Comprehensive loss:
Net loss	-	-	-	-	-	$(48,558)	-	-	-	(52,887)	4,329	(48,558)
Change in unrealized gain on derivative and hedging activities, net of taxes	-	-	-	-	-	895	895	-	-	-	-	895
Comprehensive loss						$(47,663)
Repurchase of 34,889 shares of Class A common stock and 27,691,398 shares of Class D common stock	-	-	-	-	(28)		-	-	(19,670)	-	-	(19,698)
Vesting of non-employee restricted stock	-	-	-	-	-		-	-	554	-	-	554
Reach Media stock return from noncontrolling shareholder	-	-	-	-	-		-	-	(1,388)	-	(322)	(1,710)
Stock-based compensation expense	-	-	-	-	-		-	-	1,095	-	-	1,095
BALANCE, as of December 31, 2009	$-	$3	$3	$3	$42		$(2,086)	$-	$1,014,512	$(770,412)	$5,988	$248,053

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	For the Years Ended December 31,
	2009	2008	2007
		(As Adjusted -See Note 1)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(52,887)	$(302,944)	$(391,500)
Noncontrolling interest in income of subsidiaries	4,329	3,997	3,910
Consolidated net loss	(48,558)	(298,947)	(387,590)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	21,011	19,022	14,680
Amortization of debt financing costs	2,419	2,591	2,241
Deferred income taxes	1,996	(49,687)	(28,013)
Impairment of long-lived assets	65,937	423,220	211,051
Equity in (income) loss of affiliated company	(3,653)	3,652	15,836
Stock-based and other non-cash compensation	1,649	1,732	2,991
Gain on retirement of debt	(1,221)	(74,017)	—
Amortization of contract inducement and termination fee	(1,263)	(1,895)	(1,809)
Change in interest due on stock subscriptions receivable	—	(20)	(75)
Effect of change in operating assets and liabilities, net of assets acquired and disposed of:
Trade accounts receivable	2,389	(1,800)	3,510
Prepaid expenses and other current assets	353	(571)	(1,225)
Income tax receivable	—	—	1,296
Other assets	4,829	(966)	(358)
Accounts payable	837	(266)	(4,289)
Accrued interest	(584)	(8,921)	(270)
Accrued compensation and related benefits	(148)	(5,439)	(1,230)
Income taxes payable	1,503	(4,433)	1,997
Other liabilities	(2,743)	4,899	194
Net cash flows from operating activities from discontinued operations	690	5,678	215,077
Net cash flows from operating activities	45,443	13,832	44,014
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,528)	(12,541)	(9,815)
Equity investments	—	—	(12,590)
Cash paid for acquisitions	—	(70,455)	—
Deposits for station equipment and purchases of other assets	—	(215)	(5,904)
Proceeds from sale of assets	—	150,224	108,100
Purchase of intangible assets	(343)	(816)	—
Net cash flows used in investing activities from discontinued operations	—	(166)	(1,323)
Net cash flows (used in) from investing activities	(4,871)	66,031	78,468
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	116,500	227,000	—
Repayment of long-term debt	(1,220)	(120,787)	(124,697)
Payment of dividend to noncontrolling interest shareholders of Reach Media	—	(6,364)	(2,940)
Repayment of credit facility	(136,670)	(170,299)	—
Repayment of other debt	(153)	(1,004)	—
Repayment of stock subscriptions receivable	—	1,737	—
Payment of bank financing costs	(1,658)	—	(3,004)
Repurchase of common stock	(19,697)	(12,104)	—
Net cash flows used in financing activities	(42,898)	(81,821)	(130,641)
DECREASE IN CASH AND CASH EQUIVALENTS	(2,326)	(1,958)	(8,159)
CASH AND CASH EQUIVALENTS, beginning of year	22,289	24,247	32,406
CASH AND CASH EQUIVALENTS, end of year	$19,963	$22,289	$24,247
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$36,568	$68,611	$70,798
Income taxes	$3,639	$7,907	$6,093

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009, 2008 and 2007

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  (a)  Organization

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own 53 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our operating strategy is to operate the premier multi-media entertainment and information content provider targeting African-American consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 37% ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 53.5% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment, which operates a number of branded sites, including News One, UrbanDaily and HelloBeautiful; and our ownership of Community Connect, LLC (formerly Community Connect Inc.) (“CCI”), an online social networking company, which operates a number of branded websites, including BlackPlanet, MiGente and Asian Avenue.  Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American audience.

In December 2009, the Company ceased publication of our urban-themed lifestyle periodical Giant Magazine. The remaining assets and liabilities of this publication have been classified as discontinued operations as of December 31, 2009 and 2008, and the publication’s results of operations for the years ended December 31, 2009, 2008 and 2007, have been classified as discontinued operations in the accompanying consolidated financial statements.

During the period December 2006 to May 2008, we completed the sale of 20 non-core radio stations for approximately $287.9 million.  While we maintained our core radio franchise, these dispositions have allowed the Company to more strategically allocate its resources consistent with its long-term multi-media operating strategy.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s two reportable segments: (i) Radio Broadcasting and (ii) Internet. (See Note 18 – Segment Information.)

  (b)  Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and require management to make certain estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements.  The Company bases these estimates on historical experience, current economic environment or various other assumptions that are believed to be reasonable under the circumstances.  However, uncertainties associated with the continuing economic downturn and disruption in financial markets increase the possibility that actual results may differ from these estimates.

Certain reclassifications associated with accounting for discontinued operations have been made to prior year balances to conform to the current year presentation. These reclassifications had no effect on any other previously reported or consolidated net income or loss or any other statement of operations, balance sheet or cash flow amounts. Where applicable, these financial statements have been identified as “As Adjusted.”  (See Note 3 — Disposition of Assets and Discontinued Operations.)

During the quarter ended September 30, 2009, the Company identified and recorded deferred tax expense adjustments related to the year ended December 31, 2008. The effect of these adjustments in the third quarter of 2009 decreased tax expense and increased consolidated net income by approximately $1.9 million. The Company has concluded that these corrections are immaterial to the 2008 annual financial statements and the 2009 interim and annual financial statements and accordingly, retroactive adjustments to previously issued financial statements are unnecessary.

  (c)  Principles of Consolidation

The consolidated financial statements include the accounts of Radio One and subsidiaries in which Radio One has a controlling interest. In February 2005, the Company acquired a controlling interest in Reach Media and began consolidating Reach Media for financial reporting purposes. All significant intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interests have been recognized where a controlling interest exists, but the Company owns less than 100%. The equity method of accounting is used for investments in affiliates over which Radio One has significant influence (ownership between 20% and 50%), but does not have effective control. Investments in affiliates in which Radio One cannot exercise significant influence (ownership interest less than 20%) are accounted for using the cost method.

The Company accounts for its investment in TV One under the equity method of accounting in accordance with Accounting Standards Codification (“ASC”) 323, “Investments – Equity Method and Joint Ventures.”  The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from income or losses of TV One, as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. The Company will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. The Company has determined that, although TV One is a variable interest entity (as defined by ASC 810, “Consolidation”) the Company is not the primary beneficiary of TV One. (See Note 6 — Investment in Affiliated Company.)

  (d)  Cash and Cash Equivalents

Cash and cash equivalents consist of cash, repurchase agreements and money market funds at various commercial banks. All cash equivalents have original maturities of 90 days or less. For cash and cash equivalents, cost approximates fair value.

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

In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC 350, “Intangibles - Goodwill and Other,” goodwill and radio broadcasting licenses are not amortized, but are tested annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. With the assistance of a third-party valuation firm, we test for license impairment at the unit of accounting level using the income approach, which involves, but is not limited to judgmental estimates and assumptions about projected revenue growth, future operating margins discount rates and terminal values. In testing for goodwill impairment, we follow a two-step approach, also using the income approach that first estimates the fair value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, we then determine the implied goodwill after allocating the reporting unit’s fair value of assets and liabilities in accordance with ASC 805-10, “Business Combinations.” Any excess of carrying value of the reporting unit’s goodwill balance over its respective implied goodwill is written off as a charge to operations. We then perform a reasonableness test by comparing the average implied multiple arrived at based on our cash flow projections and estimated fair values to multiples for actual recently completed sale transactions and by comparing our estimated fair values to the market capitalization of the Company

The recent economic downturn caused further deterioration to the 2009 outlook for radio and online advertising, and resulted in significant revenue and profitability declines beyond levels assumed in our 2008 annual impairment testing. As a result, we lowered many of our internal projections and we performed interim impairment assessments for our radio broadcasting licenses and goodwill in February and August 2009, as well as for CCI in August 2009, the results of which were to record approximately $49.0 million in impairment charges against radio broadcasting licenses in 11 of our 16 markets during the first quarter of 2009. In the third quarter of 2009, Reach Media lowered its 2009 projections as a result of amending its sales representation agreement with Citadel Broadcasting Corporation (“Citadel”), whereby, in exchange for prepayment, Citadel paid Reach Media $2.0 million less in guaranteed revenue for the fourth quarter of 2009. Consequently, interim impairment testing was also performed on Reach Media in August of 2009, as a result of which the Company concluded no impairment had occurred. As part of our annual 2009 testing, we recorded additional impairment charges of approximately $16.1 million against radio broadcasting licenses in seven of our 16 markets, and we impaired goodwill of $628,000 in another one of our markets for the entire amount during the fourth quarter of 2009. For the three years ended December 31, 2009, 2008 and 2007, the Company recorded broadcasting license and goodwill impairment charges of approximately $65.6 million, $420.2 million and $211.1 million, respectively. (See Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.)

  (g)  Impairment of Long-Lived Assets, Excluding Goodwill and Radio Broadcasting Licenses

The Company accounts for the impairment of long-lived intangible assets, excluding goodwill and radio broadcasting licenses, in accordance with ASC 350, “Intangibles - Goodwill and Other.” Long-lived intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. Given the recent weak economy and the adverse impact on radio and online advertising, the Company performed impairment testing on certain advertising related long-lived assets for Reach Media and CCI in August 2009, and concluded that no impairment to the carrying value of the advertising related intangibles had occurred. No additional impairment indicators arose during the fourth quarter of 2009 for any of our reporting units; hence, additional testing of advertising related intangibles was not warranted. Given the radio broadcasting license impairment in two of our reporting units during 2009, we performed impairment testing on other intangibles in those reporting units, and recorded $297,000 in impairment charges during the fourth quarter against the carrying value of those intangible assets. For the years ended December 31, 2009 and 2008, $297,000 and approximately $3.2 million were recorded, respectively, for impairment of intangible assets other than goodwill and FCC licenses. There were no impairment charges recorded for these assets in 2007.

  (h)  Financial Instruments

Financial instruments as of December 31, 2009 and 2008 consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, note payable, long-term debt and subscriptions receivable. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2009 and 2008, except for the Company’s outstanding senior subordinated notes. The 8 7/8% Senior Subordinated Notes due July 2011 had a carrying value of $101.5 million and a fair value of approximately $78.2 million as of December 31, 2009, and a carrying value of $104.0 million and a fair value of approximately $52.0 million as of December 31, 2008. The 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $200.0 million and a fair value of approximately $142.0 million as of December 31, 2009,  and a carrying value of $200.0 million and a fair value of approximately $60.0 million as of December 31, 2008. The fair values were determined based on the current trading values of these instruments.

  (i)  Derivative Financial Instruments

The Company recognizes all derivatives at fair value, whether designated in hedging relationships or not, in the balance sheet as either an asset or liability. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income. If a derivative does not qualify as a hedge, it is marked to fair value through the statement of operations.  Any fees associated with these derivatives are amortized over their term. (See Note 8 – Derivative Instruments and Hedging Activities.)

  (j)  Revenue Recognition

The Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with ASC 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $28.4 million, $34.6 million and $37.0 million for the years ended December 31, 2009, 2008 and 2007, respectively.

CCI, which the Company acquired in April 2008, currently generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services, including advertising aimed at diversity recruiting. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable. CCI has a diversity recruiting relationship with Monster, Inc. (“Monster”).  Monster posts job listings and advertising on CCI’s websites and CCI earns revenue for displaying the images on its websites.

  (k)  Barter Transactions

The Company provides broadcast advertising time in exchange for programming content and certain services. In accordance with ASC 605, “Revenue Recognition,” the terms of these exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the years ended December 31, 2009, 2008 and 2007, barter transaction revenues were approximately $3.2 million, $2.6 million and $2.3 million, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of approximately $3.0 million, $2.5 million and $2.1 million, and $166,000, $166,000 and $166,000, for the years ended December 31, 2009, 2008 and 2007, respectively.

  (l)  Network Affiliation Agreements

The Company has network affiliation agreements classified as Other Intangible Assets. These agreements are amortized over their useful lives. Losses on contract terminations are determined based on the specifics of each contract in accordance with ASC 920-350, “Entertainment Broadcasters.” (See Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.)

(m)	Advertising and Promotions

The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses, including expenses related to discontinued operations, were approximately $4.9 million, $6.4 million and $14.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.  Total advertising and promotional expenses for continuing operations, for the years ended December 31, 2009, 2008 and 2007, were approximately $4.8 million, $6.2 million and $9.6 million, respectively.

  (n)  Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Under ASC 740, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company has provided a valuation allowance on its net deferred tax assets where it is more likely than not such assets will not be realized. This has occurred for all entities except for Reach Media. Deferred income tax expense or benefits are based upon the changes in the asset or liability from period to period.

  (o)  Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation.” Under the provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes (“BSM”) valuation option-pricing model and is recognized as expense ratably over the requisite service period.  The BSM incorporates various highly subjective assumptions including expected stock price volatility, for which historical data is heavily relied upon, expected life of options granted, forfeiture rates and interest rates. (See Note 11 – Stockholders’ Equity.)

The Company is currently in a cumulative loss tax position; hence, tax benefits resulting from stock-based compensation deductions in excess of amounts reported for financial reporting purposes were not recognized in financing cash flows during the years ended December 31, 2009, 2008 and 2007.

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

The following table sets forth the components of comprehensive loss:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Consolidated net loss	$(48,558)	$(298,947)	$(387,590)
Other comprehensive income (loss) (net of tax of $0, $0 and $242, respectively):
Derivative and hedging activities	895	(3,625)	(323)
Comprehensive loss	(47,663)	(302,572)	(387,913)
Comprehensive income attributable to noncontrolling interest	4,329	3,997	3,910
Comprehensive loss attributable to common stockholders	$(51,992)	$(306,569)	$(391,823)

  (q)  Segment Reporting and Major Customers

In accordance with ASC 820, “Segment Reporting,” and given its diversification strategy, the Company has determined it has two reportable segments:  (i) Radio Broadcasting; and (ii) Internet. These two segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The Radio Broadcasting segment consists of all broadcast and Reach Media results of operations. The Internet segment includes the results of our online business, including the operations of CCI since its date of acquisition. Intercompany revenue earned and expenses charged between segments are recorded at fair value and eliminated in consolidation.

We derived a significant portion of our net revenue for 2009, 2008 and 2007 from a single customer, Radio Networks, a media representation firm which is owned by Citadel.  During those years, Reach Media derived a substantial majority of its net revenue from a sales representation agreement (the “Sales Representation Agreement”) with Radio Networks.  The Sales Representation Agreement called for Radio Networks to act as Reach Media’s sales representative primarily for advertising airing on 105 affiliate radio stations broadcasting the Tom Joyner Morning Show, and to also serve as its sales representative for internet and events sales.  The Sales Representation Agreement provided for Radio Networks to retain a portion of Reach Media’s advertising revenues only after satisfying certain revenue guarantee obligations to Reach Media. Further, but to a lesser extent, in accordance with ASC 605, “Revenue Recognition,” revenue for Company owned radio stations is also generated from Radio Networks for barter agreements whereby the Company provides advertising time in exchange for programming content (the “RN Barter Revenue”).  As a result of our 53.5% ownership of Reach Media, we consolidate net revenue derived by Reach Media from the Sales Representation Agreement into our financial statements.  For the years ended December 31, 2009, 2008 and 2007, net revenue attributable to the Sales Representation Agreement and the RN Barter Revenue accounted for 11.9%, 10.6% and 10.8%, respectively, of our total consolidated net revenues.

 The Sales Representation Agreement commenced January 2003 and in connection with entering into the Sales Representation Agreement, Radio Networks obtained an ownership interest in Reach Media.  In June 2007, Radio Networks, a subsidiary of Citadel, assumed the Sales Representation Agreement as a result of Citadel’s purchase of ABC Radio Networks from The Walt Disney Company. The agreement expired December 31, 2009; however, during the quarter ended September 30, 2009, Reach Media and Citadel reached an agreement whereby the revenue guarantee obligations to Reach Media for each of the months of November and December 2009 was reduced by $1.0 million in exchange for prepayment of the reduced revenue guarantee obligation for those months.  Payment of the reduced revenue guarantee obligation was received by Reach Media.  A new Sales Representation Agreement was executed in November 2009 to replace the old agreement, whereby, effective January 1, 2010, Citadel will sell advertising inventory outside the Tom Joyner Morning Show. As an inducement for Reach Media to enter into the new Sales Representation Agreement, Citadel returned its noncontrolling ownership interest in Reach Media back to Reach Media.  This ownership interest was part of the original agreement signed in 2003. As a result of classifying these shares as treasury stock, this transaction effectively increased Radio One’s common stock interest in Reach Media to 53.5%. In exchange for the returned ownership interest, Reach Media issued a $1.0 million promissory note payable to Radio Networks due in December 2011.

  (r)  Net Loss Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method.

 The Company’s potentially dilutive securities include stock options and unvested restricted stock. Diluted earnings per share considers the impact of potentially dilutive securities except in periods in which there is a net loss, as the inclusion of the potentially dilutive common shares would have an anti-dilutive effect.

  (s)  Discontinued Operations

For those businesses where management has committed to a plan to divest or discontinue operations, each business is valued at the lower of its carrying amount or estimated fair value less cost to sell. If the carrying amount of the business exceeds its estimated fair value, a loss is recognized. The fair values are estimated using accepted valuation techniques such as a discounted cash flow model, valuations performed by third parties, earnings multiples, or indicative bids, when available. A number of significant estimates and assumptions are involved in the application of these techniques, including the forecasting of markets and market share, revenues, costs and expenses, and multiple other factors. Management considers historical experience and all available information at the time the estimates are made. However, the fair values that are ultimately realized upon the sale of the businesses to be divested may differ from the estimated fair values reflected in the consolidated financial statements.

Businesses to be divested or operationally cease are classified in the consolidated financial statements as discontinued operations. For businesses classified as discontinued operations, the balance sheet amounts and statement of operations results are reclassified from their historical presentation to assets and liabilities of discontinued operations on the consolidated balance sheet and to discontinued operations in the consolidated statement of operations for all periods presented. The gains or losses associated with these divested or ceased businesses are recorded in income or loss from discontinued operations on the consolidated statement of operations. The consolidated statement of cash flows is also reclassified for discontinued operations for all periods presented. For businesses reclassified as discontinued, other than the collection of outstanding accounts receivable, management does not expect any continuing involvement with these businesses, and these businesses are expected to be disposed of within one year.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets and liabilities that can be accessed at the measurement date.

Level 2: Observable inputs other than those included in Level 1, (i.e. quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets.)

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

      As of December 31, 2009 and 2008, the fair values of our financial liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)

As of December 31, 2009
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$2,086	$—	$2,086	$—
Employment agreement award (b)	4,657	—	—	4,657
Total	$6,743	$—	$2,086	$4,657

As of December 31, 2008
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$2,981	$—	$2,981	$—
Employment agreement award (b)	4,326	—	—	4,326
Total	$7,307	$—	$2,981	$4,326

(a) Based on London Interbank Offered Rate (“LIBOR”).

                (b)  Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) will be eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company or is terminated for cause. A third party valuation firm assisted the Company in calculating the fair valuation of the award. (See Note 8 – Derivative Instruments and Hedging Activities.)

      The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2009.

Employment Agreement Award
(In thousands)

Balance at December 31, 2008	$4,326
Unrealized losses included in earnings	331
Changes in accumulated other comprehensive loss	—
Purchases, issuances, and settlements	—
Balance at December 31, 2009	$4,657

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$331

Losses included in earnings were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the year ended December 31, 2009.

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

      As of December 31, 2009, each major category of assets and liabilities measured at fair value on a non-recurring basis during the period is categorized as follows:

	Total	Level 1	Level 2	Level 3	Total Gains (Losses)
	(In millions)
As of December 31, 2009
Non-recurring assets subject to fair value measurement:
Goodwill	$137.5	$—	$—	$137.5	$(0.6)
Radio broadcasting licenses	698.6	—	—	698.6	(65.0)
Other intangible assets, net	35.1	—	—	35.1	(0.3)
Total	$871.2	$—	$—	$871.2	$(65.9)

As of December 31, 2008, the total recorded carrying values of goodwill and radio broadcasting licenses were approximately $137.1 million and $763.7 million, respectively. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” and in connection with its interim impairment testing performed in February 2009, the Company determined carrying values for radio broadcasting licenses in 11 of its 16 markets were impaired, and recorded an impairment charge of approximately $49.0 million for the quarter ended March 31, 2009, thus reducing the total license carrying values to approximately $714.7 million as of March 31, 2009. During the second quarter of 2009, no impairment indicators were identified; hence, no interim impairment testing was warranted. For the third quarter of 2009, the Company performed interim impairment testing in August 2009 and concluded that impairment to the carrying values of radio broadcasting licenses and goodwill had not occurred. During the fourth quarter of 2009, the Company determined carrying values for radio broadcasting licenses and goodwill in eight of its 16 markets were impaired, and recorded an impairment charge of approximately $16.1 million for the quarter ended December 31, 2009, thus reducing the total license carrying values to approximately $698.6 million and reducing the carrying value of goodwill to approximately $137.5 million as of December 31, 2009. A description of the Level 3 inputs and the information used to develop the inputs is discussed in Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

As of December 31, 2008, the total recorded carrying value of other intangible assets excluding goodwill and radio broadcasting licenses was approximately $44.1 million. Pursuant to ASC 360, “Property, Plant, and Equipment,” due to the challenging economic climate and its negative impact on radio and online advertising, we performed interim impairment testing in the third quarter of 2009 on certain advertising related intangible assets, and concluded no impairment had occurred.  During the fourth quarter of 2009, we performed impairment testing on other intangible assets in reporting units where impairment had occurred, and recorded an impairment charge of $297,000.

 (u) Software and Web Development Costs

        The Company capitalizes direct internal and external costs incurred to develop internal-use computer software during the application development stage pursuant to ASC 350-40, “Intangibles – Goodwill and Other.” Internal-use software is amortized under the straight-line method using an estimated life of three years. All web development costs incurred in connection with operating our websites are accounted for under the provisions of ASC 350-40, unless a plan exists or is being developed to market the software externally. The Company has no plans to market software externally.

v)	Impact of Recently Issued Accounting Pronouncements

 In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”), “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amends the guidance on variable interest entities (“VIE”) in ASC 810, “Consolidation,” and is effective for fiscal years beginning after November 15, 2009. It requires reporting entities to evaluate former qualified special purpose entities for consolidation, changes the approach to determining a VIE’s primary beneficiary from a quantitative assessment to a qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. Additional year-end and interim disclosures are required under this update. The adoption of this guidance on January 1, 2010 will not have a material effect on the Company's consolidated financial statements.

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles,” which establishes the ASC as the source of authoritative non-SEC U.S. generally accepted accounting principles (“GAAP”) for non-governmental entities. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which addresses accounting and disclosure requirements related to subsequent events. It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued. In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to remove all requirements for SEC filers to disclose the date through which subsequent events are considered. The amendment became effective upon issuance. The Company has provided the required disclosures regarding subsequent events in Note 20 – Subsequent Events.

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

Effective January 1, 2009, the provisions under ASC 350, “Intangibles – Goodwill and Other,” related to the determination of the useful life of intangible assets and requiring additional disclosures related to renewing or extending the terms of recognized intangible assets became effective for the Company. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

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

  In March 2008, the FASB issued an update to ASC 815, “Derivatives and Hedging,” related to disclosures about derivative instruments and hedging activities. It requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format.  It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related.  Finally, it requires cross referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Effective January 1, 2009, the Company adopted the updated provisions of ASC 815. The Company’s adoption of the updates had no impact on its financial condition or results of operations.  (See Note 8 – Derivative Instruments and Hedging Activities.)

In February 2008, the FASB delayed the effective date for applying the fair value provisions of ASC 820, “Fair Value Measurements and Disclosures,” to non-financial assets and non-financial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  Effective January 1, 2009, we adopted the provisions of ASC 820 for all non-financial instruments accounted for at fair value on a non-recurring basis. The adoption of ASC 820 for non-financial assets and liabilities did not have a significant impact on our financial condition or results of operations.

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

In December 2007, the SEC issued Staff Accounting Bulletin (“SAB”) No. 110 that modified SAB No. 107 regarding the use of a “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with provisions related to stock compensation under ASC 718, “Compensation – Stock Compensation.” Under SAB No. 107, the use of the “simplified” method was not allowed beyond December 31, 2007. SAB No. 110 allows, however, the use of the “simplified” method beyond December 31, 2007 under certain circumstances. We currently use the “simplified” method under SAB No. 107, and we expect to continue to use the “simplified” method in future periods if the facts and circumstances permit.

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

(w) Liquidity

 The Company continually projects its anticipated cash needs, which include, but are not limited to, its operating needs, capital requirements, the TV One funding commitment and principal and interest payments on its indebtedness. Management’s most recent revenue, operating income and cash flow projections considered the recent gradual improvement in both the economy and advertising environment, and the projections compare more favorably to prior periods during which the economic downturn persisted. For instance, based on analysts’ projected recovery estimates for the advertising environment and specifically the radio industry, which is supported by our order pacings at the time of filing of this form 10-K, we have projected revenue growth of mid-single digits for fiscal year 2010. As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through December 31, 2010 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through additional borrowing available under the credit agreement that the Company entered into a with a syndicate of banks in June 2005 (the “Credit Agreement”). The additional borrowing available under the Credit Agreement was approximately $5.0 million at December 31, 2009. Based on these projections, management also believes it is probable that the Company will be in compliance with its debt covenants through December 31, 2010. It should be noted that certain covenants become considerably more restrictive in 2010, in that the interest coverage ratio has changed from no less than 1.75 to 1.00 to no less than 2.00 to 1.00 for the period January 1, 2010 to December 31, 2010, and the total leverage ratio will step down from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective July 1, 2010 to September 30, 2011. Management projects it will likely need to pay down borrowings under the Credit Agreement to maintain compliance with the leverage ratio required in 2010.

Management’s projections are highly dependent on the continuation of the recently improving economic and advertising environments, and any adverse fluctuations, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly or do not continue to rebound, or if other adverse factors outside the Company’s control arise, our operations could be negatively impacted, which could reduce, negate or even prevent the Company from maintaining compliance with its debt covenants. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions and deferrals, seeking its share of distributions from TV One and further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments, subject to our available liquidity to make such repurchases. It should be noted that the TV One distributions require the consent of third parties and there is no assurance that such third party consents would be granted. These third parties did approve TV One distributions for fourth quarter 2009 and first quarter 2010.

If the above measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through an amendment or refinancing with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in reaching any definitive agreement to obtain relief from its debt covenant requirements in these circumstances. Failure to comply with its debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position. The Company is currently assessing its financial options regarding the potential amendment to, refinancing and restructuring of its debt.

The Company is currently assessing several options regarding the potential refinancing and restructuring of its debt, as well as other strategic initiatives that may be undertaken in the future. These options include entering into one or more amendments, refinancing transactions, retiring or purchasing our outstanding debt through cash purchases, prepayments and/or exchanges for newly issued debt or equity securities or obligations in open market purchases, privately negotiated transactions or otherwise. Such refinancings, repurchases, prepayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Accordingly, there is no assurance that the Company will successfully enter into any definitive agreements for such options, or that any of the strategic initiatives being assessed will occur in the future. See Note 20 – Subsequent Events for discussion on amendment to the Credit Agreement that we entered into subsequent to December 31, 2009.

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

In July 2007, the Company purchased the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area for approximately $2.6 million financed by the seller. Since August 2001 and up until closing, the station had been operated under a LMA, and the results of its operations had been included in the Company’s consolidated financial statements since the LMA. The station was consolidated with the Company’s existing Cincinnati operations in 2001. In accordance with ASC 350, “Intangibles -Goodwill and Other,” for the years ended 2009, 2008 and 2007, we recorded an impairment charge for  radio broadcasting licenses and goodwill, and intellectual property for all stations in the Cincinnati market by approximately $3.3 million, $27.9 million and $3.8 million, respectively. (See Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets and Note 12 — Related Party Transactions.)

In February 2005, the Company acquired approximately 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D Common Stock valued at approximately $25.4 million. The purchase price allocation consisted of approximately $36.5 million to definite-lived intangibles ($19.5 million to a talent agreement, $9.2 million to intellectual property and $7.8 million to affiliate agreements), $13.7 million to deferred tax liability, $32.5 million to goodwill, and $1.3 million to other net assets. Reach Media commenced operations in 2003 and was formed by Tom Joyner, Chairman, and David Kantor, Chief Executive Officer, to operate the Tom Joyner Morning Show and related businesses. Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndication agreements. Mr. Joyner is a leading nationally syndicated radio personality. The Tom Joyner Morning Show is currently broadcast on 105 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach Media also operates the Tom Joyner Family Reunion and various other special event-related activities. Additionally, Reach Media operates www.BlackAmericaWeb.com, an African-American targeted internet destination, and provides programming content which is aired on TV One. In November 2009, Citadel agreed to return its noncontrolling ownership interest in Reach Media back to the Reach Media as an inducement to execute a new sales representation agreement replacing the old sales agreement that expired December 31, 2009. This transaction effectively increased Radio One’s common stock interest in Reach Media to 53.5%.

3.  DISPOSITION OF ASSETS AND DISCONTINUED OPERATIONS:

In December 2009, the Company ceased publication of Giant Magazine. The remaining assets and liabilities of this publication have been classified as discontinued operations as of December 31, 2009 and 2008, and the publications’ results of operations for the years ended December 31, 2009, 2008 and 2007, have been classified as discontinued operations in the accompanying consolidated financial statements.

Between December 2006 and May 2008, the Company sold the assets of 20 radio stations in seven markets for approximately $287.9 million in cash. The remaining assets and liabilities of these stations have been classified as discontinued operations as of December 31, 2009 and 2008, and the stations’ results of operations for the years ended December 31, 2009, 2008 and 2007, have been classified as discontinued operations in the accompanying consolidated financial statements. For the period beginning December 1, 2006 and ending December 31, 2008, the Company used approximately $262.0 million of the proceeds from these asset sales to pay down debt.

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

The following table summarizes the operating results for Giant Magazine and all of the stations sold and classified as discontinued operations for all periods presented:

	For the Years Ended December 31,
	2009	2008	2007
		(As Adjusted – See Note 1)
	(In thousands)

Net revenue	$1,766	$5,336	$32,763
O Operating expenses	3,306	8,999	36,499
Depreciation and amortization	87	183	1,598
Impairment of intangible assets	-	5,077	208,948
Other income	-	145	117
Loss on investment	448	49	56
Gain on sale of assets	260	1,497	2,183
Loss before income taxes	(1,815)	(7,330)	(212,038)
Provision for (benefit from) income taxes	-	84	(74,997)
Loss from discontinued operations, net of tax	$(1,815)	$(7,414)	$(137,041)

The assets and liabilities of Giant Magazine and the stations sold or to be sold are classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	As of December 31,
	2009	2008
		(As Adjusted – See Note 1)
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$424	$832
Prepaid expenses and other current assets	—	256
Total current assets	424	1,088
Property and equipment, net	14	117
Intangible assets, net	60	110
Other assets	—	—
Total assets	$498	$1,315
Current liabilities:
Accounts payable	$91	$368
Accrued compensation and related benefits	70	137
Other current liabilities	2,788	2,686
Total current liabilities	2,949	3,191
Other long-term liabilities	—	—
Total liabilities	$2,949	$3,191

4.  PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the related estimated useful lives. Property and equipment consists of the following:

	As of December 31,		Estimated
	2009	2008	Useful Lives
		(As Adjusted – See Note 1)
	(In thousands)

Land and improvements	$3,765	$3,753	—
Buildings and improvements	1,535	1,525	31 years
Transmitters and towers	34,724	33,619	7-15 years
Equipment	45,628	44,294	3-7 years
Furniture and Fixtures	7,383	7,271	7 years
Software and Web Development	11,597	9,320	3 years
Leasehold improvements	18,712	18,174	Lease Term
Construction-in-progress	1,398	2,258	—
	124,742	120,214
Less: Accumulated depreciation and amortization	(84,157)	(71,668)
Property and equipment, net	$40,585	$48,546
Depreciation and amortization expense for the years ended December 31, 2009, 2008 and 2007 was approximately $21.0 million, $19.0 million and $14.7 million, respectively.

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

2009 Interim Impairment Testing

Since our annual testing in October 2008, the lingering economic downturn and limited credit environment has weakened advertising demand in general, and has led to declining radio and online advertising, reduced growth expectations, deteriorating profits and cash flows, debt downgrades and fewer sales transactions with lower multiples. As a result, we made considerable reductions to our internal 2009 projections in early 2009. Given the adverse impact on terminal values, we deemed the weak economic, credit and advertisement environments and the lowering of our internal projections as triggering events that warranted interim impairment testing in 2009. We performed such testing as of February 28, 2009 for all of our radio markets and as of August 31, 2009 for two of our radio markets, Reach Media and CCI. The Reach Media interim testing was also driven by the amendment effective September 2009 to its sales representation agreement with Citadel, whereby the guaranteed revenue that Citadel paid Reach Media in the fourth quarter of 2009 was reduced by $2.0 million, (the final quarter of the term of the sales agreement). (See Note 1 – Organization and Summary of Significant Accounting Policies.) The outcome of our February 2009 interim testing was to record impairment charges of approximately $49.0 million against radio broadcasting licenses in 11 of our 16 markets during the first quarter of 2009. The results of our August 2009 interim testing indicated carrying values for the two radio markets tested, Reach Media and CCI had not been impaired.

2009 Annual Impairment Testing

The results of our annual impairment testing in October 2009 were to record additional impairment charges of approximately $16.1 million against radio broadcasting licenses in seven of our 16 radio markets and to impair the remaining goodwill of $628,000 in another one of our markets for that same amount. Similar to our August 2009 interim impairment testing, our October 2009 annual impairment testing indicated the carrying values for Reach Media and CCI had not been impaired. For the years ended December 31, 2009, 2008 and 2007, we recorded impairment charges against radio broadcasting licenses and goodwill of approximately $65.6 million, $420.2 million and $211.1 million, respectively.

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to provide independent analysis when evaluating the fair value of our radio broadcasting licenses and reporting units. Fair value is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Effective January 1, 2002, we began using the income approach to test for impairment of radio broadcasting licenses. A projection period of 10 years is used, as we believe that is the time horizon in which operators and investors generally expect to recover their investments. When evaluating our radio broadcasting licenses for impairment, the testing is done at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a clustering of radio stations into one of our 16 geographical markets.  Broadcasting license fair values are based on the estimated after-tax discounted future cash flows of the applicable unit of accounting assuming an initial hypothetical start-up operation which possesses FCC licenses as the only asset. Over time, it is assumed the operation acquires other tangible assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market. The income approach model incorporates several variables, including, but not limited to: (i) radio market revenue estimates and growth projections; (ii) estimated market share and revenue for the hypothetical participant; (iii) likely media competition within the market; (iv) estimated start-up costs and losses incurred in the early years; (v) estimated profit margins and cash flows based on market size and station type; (vi) anticipated capital expenditures; (vii) probable future terminal values; (viii) an effective tax rate assumption; and (ix) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures.

Our February and August 2009 interim impairment testing was reflective of the recent economic downturn and tightened credit markets, in that it incorporated more conservative assumptions compared to the annual testing in October 2008. Specifically, we updated our projections to reflect a weaker, more deteriorated radio marketplace with reduced potential for growth. We increased the Year 1 (2009) radio marketplace decline from (8.0)% to a range of (13.1)% to (17.7)% in our 2009 interim testing, compared to the 2008 annual testing. The 2009 interim testing assumed a slight recovery in Year 2 (2010), with growth rates ranging from 0.3% to 0.5%. Given the somewhat improving economy and the more positive outlook for the radio marketplace, the 2009 annual testing assumes a Year 1 (2010) recovery of 1.0% and we also lowered the long-term market growth rate for a certain market from 1.5% to 1.0%. Year 2010 includes assumptions of what could be significant cyclical content for political advertising typically seen in the even numbered years.

Although the industry has responded to declining revenues with significant cost-cutting initiatives, profitability levels have been adversely impacted, as fixed costs represent a large component of a radio station’s operating costs. Depending on the given market, we lowered the minimum profit margins in our 2009 interim and annual testing by as much as 230 basis points, compared to our 2008 annual testing.  Since our annual assessment in October 2008, we have not made any changes to the methodology for valuing broadcasting licenses.

Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for all annual and interim impairments assessments performed since August 2008.

Radio Broadcasting Licenses	August 31, 2008	October 1, 2008	February 28, 2009	August 31, 2009 (a)	October 1, 2009
	(In millions)
Pre-tax impairment charge	$337.9	$51.2	$49.0	$–	$16.1

Discount Rate	10.0%	10.5%	10.5%	–	10.5%
Year 1 Market Revenue Growth or Decline Rate or Range	(2.0)%	(8.0)%	(13.1)% - (17.7)%	(22.3%)	1.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.5%	1.5% - 2.5%	–	1.0% - 2.5%
Mature Market Share Range	5.8% - 27.0%	1.2% - 27.0%	1.2% - 27.0%	–	0.8% - 28.1%
Operating Profit Margin Range	34.0% - 50.7%	20.0% - 50.7%	17.7% - 50.7%	–	18.5% - 50.7%

(a)	Reflects changes only to the key assumptions used in the February 2009 interim testing for a certain unit of accounting.

Broadcasting Licenses Valuation Results

The Company’s total broadcasting licenses carrying value decreased to approximately $698.6 million as of December 31, 2009, compared to approximately $763.7 million as of December 31, 2008. The decrease of approximately $65.0 million was for license impairment charges recorded in 11 of our 16 markets. The table below represents the changes to the carrying values of the Company’s radio broadcasting licenses for the year ended December 31, 2009 for each unit of accounting. As noted above, each unit of accounting is a clustering of radio stations into one geographical market. The units of accounting are not disclosed on a specific market basis so as to not make sensitive information publicly available that could be competitively harmful to the Company.
	Radio Broadcasting Licenses Carrying Balances
	As of		As of
Unit of Accounting	December 31, 2008	Impairment	December 31, 2009
	(in thousands )

Unit of Accounting 3	$1,289	$-	$1,289
Unit of Accounting 2	3,086	-	3,086
Unit of Accounting 4	11,218	(1,736)	9,482
Unit of Accounting 5	22,005	(3,348)	18,657
Unit of Accounting 7	22,577	(3,312)	19,265
Unit of Accounting 14	23,533	(3,098)	20,435
Unit of Accounting 15	23,955	(3,069)	20,886
Unit of Accounting 11	27,544	(6,409)	21,135
Unit of Accounting 9	34,270	-	34,270
Unit of Accounting 6	35,260	(9,017)	26,243
Unit of Accounting 16	52,965	-	52,965
Unit of Accounting 13	57,659	(5,103)	52,556
Unit of Accounting 8	75,441	(8,726)	66,715
Unit of Accounting 12	81,534	(2,808)	78,726
Unit of Accounting 1	93,394	-	93,394
Unit of Accounting 10	197,927	(18,386)	179,541
Total	$763,657	$(65,012)	$698,645

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 20 reporting units as of our October 2009 annual impairment assessments. For the purpose of valuing goodwill, the 20 reporting units consist of the 16 radio markets and four other business divisions. In testing for the impairment of goodwill, we also use the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations.

While our internal projections considered the recent revenue and cash flow declines experienced by the Company, those results may not be necessarily indicative of our future results. Similar to the 2009 interim assessments, which included more conservative estimates and projections compared to our 2008 annual assessment, we believe the October 2009 annual goodwill valuation estimates and assumptions reflect the recent economic downturn. We maintained the use of a consistent discount rate of 10.5%, however, with the improving economy and more positive outlook for the radio marketplace, we raised the Year 2 (2010) recovery period from a slight growth rate range from 0.3% to 0.5% in the 2009 interim testing to 1.0% in the 2009 annual testing. In addition, since our assessment in October 2008, we have not made any changes to the methodology for valuing or allocating goodwill when determining the carrying values of the radio markets.

For Reach Media, in the annual testing in October 2009, we raised the Year 1 growth rate (2010), to 16.5% primarily due to the September 2009 amendment of Reach Media’s sales representation agreement with Citadel, whereby the guaranteed revenue paid to Reach Media by Citadel was reduced by $2.0 million in the fourth of quarter 2009, (the final quarter of the term of the sales agreement). (See Note 1 – Organization and Summary of Significant Accounting Policies.) Since our annual assessment in October 2008, we have not made any changes to the methodology for valuing or allocating goodwill when determining the carrying value for Reach Media.

Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for all interim and annual impairment assessments performed since August 2008.

Goodwill (Radio Market Reporting Units)	August 31, 2008	October 1, 2008	February 28, 2009	August 31, 2008 (a)	October 1, 2009 (b)
	(In millions)
Pre-tax impairment charge	$–	$31.1	$–	$–	$0.6

Discount Rate	10.0%	10.5%	10.5%	–	10.5%
Year 1 Market Revenue Decline or Growth Rate or Range	(2.0)%	(8.0)%	(13.1)% - (17.7)%	(19.9%)	1.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.5%	1.5% - 2.5%	–	1.5% - 2.5%
Mature Market Share Range	5.2% - 16.5%	1.1% - 23.0%	2.8% - 22.0%	–	7.0% - 16.5%
Operating Profit Margin Range	31.0% - 58.5%	18.0% - 60.0%	15.0% - 61.5%	–	30.0% - 57.5%

(a) (b)
Reflects changes only to the key assumptions used in the February 2009 interim testing for a certain unit of accounting.

Reflects some of the key assumptions for testing only those radio markets with remaining goodwill for October 2009, as compared to testing all markets in October 2008 and February 2009.

The outcome of our annual testing in October 2009 was to eliminate the remaining goodwill of $628,000 in one of our radio market reporting units.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for all interim and annual assessments since October 2008. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of both the August and October 2009 interim and annual assessments, the Company concluded no impairment to the carrying value of Reach Media had occurred.

Reach Media Goodwill (Within Radio Segment)	October 1, 2008	August 31, 2009		October 1, 2009
	(In millions)
Pre-tax impairment charges	$–	$–		$–

Discount Rate	14.5%	14.0%		14.0%
Year 1 Revenue Growth Rate	5.9%	9.9	% (a)	16.5	% (a)
Long-term Revenue Growth Rate (Years 6 – 10)	2.5%	2.5%		2.5%
Operating Profit Margin Range	27.2% - 31.3%	28.9% - 33.5%		27.2% - 35.3%

(a)
The Year 1 revenue growth rate is driven by the September 2009 amendment of Reach Media’s sales representation agreement with Citadel, whereby the guaranteed revenue paid to Reach Media by Citadel was reduced by $2.0 million in the fourth quarter of 2009, which was the final quarter for the term of the agreement. A new agreement was executed in November 2009, whereby, effective 2010, Citadel will sell advertising inventory outside the Tom Joyner Morning Show.  In addition Reach Media has expanded its internal sales force to sell in-show advertising inventory, event sponsorships and BlackAmericaWeb.com advertising.

CCI, an online social networking company, was acquired by the Company in April 2008. The preliminary purchase price accounting was completed for this reporting unit during the second quarter of 2009. With the weak economy and its negative impact on online advertising, the Company lowered its internal projections for CCI, and performed its first interim impairment testing in August 2009. Below are some of the key assumptions used in the income approach model for determining CCI’s fair value as of August 2009 and again as of October 2009. When compared to discount rates for the radio reporting units, the higher discount rate used to value CCI is reflective of discount rates applicable to internet media businesses. As a result of the August and October 2009 interim and annual testing, the Company concluded no impairment to the carrying value of CCI had occurred. We did not make any changes to the methodology for valuing or allocating goodwill when determining the carrying value for CCI.

Goodwill (CCI – Within Internet Segment)	August 31, 2009	October 1, 2009
	(In millions)
Pre-tax impairment charges	$-	$-

Discount Rate	17.0%	16.5%
Year 1 Revenue Growth Rate	13.7%	13.7%
Long-term Revenue Growth Rate (Year 10)	3.5%	3.5%
Operating Profit Margin Range	8.8% - 42.9%	10.8% - 42.2%

The above three goodwill tables reflect some of the key valuation assumptions used for 13 of our 20 reporting units. As a result of our annual testing in October 2009, goodwill of $628,000 was impaired in one of our radio markets for the entire amount, thus leaving eight remaining reporting units that had no goodwill carrying value balances as of December 31, 2009.

Goodwill Valuation Results

The table below presents the changes in the Company’s goodwill carrying values for each of its 20 reporting units and two reportable segments. The Company’s goodwill balance increased from approximately $137.1 million at December 31, 2008 to $137.5 million at December 31, 2009. The $422,000 increase was due to a purchase price adjustment of approximately $1.1 million for the CCI acquisition and the impairment of $628,000 of remaining goodwill in one of our radio market reporting units. As noted above, the 20 reporting units consist of the 16 radio markets plus four other business divisions. The actual reporting units are not disclosed so as to not make sensitive information publicly available that could potentially be competitively harmful to the Company.

	Goodwill Carrying Balances
	As of		As of
Reporting Unit	December 31, 2008	Increase/Decrease	December 31, 2009
		(In thousands)

Reporting Unit 3	$-	$-	$-
Reporting Unit 4	-	-	-
Reporting Unit 8	-	-	-
Reporting Unit 9	-	-	-
Reporting Unit 15	-	-	-
Reporting Unit 14	628	(628)	-
Reporting Unit 2	406	-	406
Reporting Unit 6	928	-	928
Reporting Unit 10	2,081	-	2,081
Reporting Unit 13	2,491	-	2,491
Reporting Unit 12	2,915	-	2,915
Reporting Unit 11	3,791	-	3,791
Reporting Unit 16	4,442	-	4,442
Reporting Unit 5	5,074	-	5,074
Reporting Unit 7	12,887	-	12,887
Reporting Unit 19	30,468	-	30,468
Reporting Unit 1	50,194	-	50,194
Radio Broadcasting Segment	116,305	(628)	115,677

Reporting Unit 20	-	-	-
Corporate/Eliminations/Other	-	-	-

Reporting Unit 17	-	-	-
Reporting Unit 18	20,790	1,050	21,840
Internet Segment	20,790	1,050	21,840

Total	$137,095	$422	$137,517

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed a reasonableness test by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our estimated fair values to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessments in 2009 were reasonable.

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	As of December 31,
	2009	2008	Period of Amortization
	(In thousands)

Trade names	$16,965	$16,893	2-5 Years
Talent agreement	19,549	19,549	10 Years
Debt financing and modification costs	17,527	15,586	Term of debt
Intellectual property	13,011	13,011	4-10 Years
Affiliate agreements	7,769	7,769	1-10 Years
Acquired income leases	1,282	1,282	3-9 Years
Non-compete agreements	1,260	1,260	1-3 Years
Advertiser agreements	6,613	6,613	2-7 Years
Favorable office and transmitter leases	3,358	3,655	2-60 Years
Brand names	2,539	2,539	2.5 Years
Other intangibles	1,260	1,241	1-5 Years
	91,133	89,399
Less: Accumulated amortization	(56,074)	(45,292)
Other intangible assets, net	$35,059	$44,106

Amortization expense of intangible assets for the years ended December 31, 2009, 2008 and 2007 was approximately $8.4 million, $7.3 million and $4.9 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the years ended December 31, 2009, 2008 and 2007 was approximately $2.4 million, $2.6 million and $2.2 million, respectively.

The following table presents the Company’s estimate of amortization expense for the years 2010 through 2014 for intangible assets, excluding deferred financing costs:

(In thousands)

2010	$6,884
2011	$5,631
2012	$5,350
2013	$4,765
2014	$4,066

Actual amortization expense may vary as a result of future acquisitions and dispositions.

6.  INVESTMENT IN AFFILIATED COMPANY:

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of April 30, 2007, with no additional funding investment made since then. The initial four year commitment period for funding the capital was extended to June 30, 2010, due in part to TV One’s lower than anticipated capital needs during the initial commitment period. In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One. As of December 31, 2009 and 2008, the Company owned approximately 37% of TV One on a fully-converted basis.

The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the years ended December 31, 2009, 2008 and 2007, the Company’s allocable share of TV One’s operating income or (losses) was approximately $3.7 million, $(3.7) million and $(15.8) million, respectively.

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

The Company is accounting for the services provided to TV One under the advertising and network services agreements in accordance with ASC 505-50-30, “Equity.”  As services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, the most reliable unit of measurement has been determined to be the value of underlying advertising time that is being provided to TV One. For the network services agreement, the most reliable unit of measurement has been determined to be the value of the equity received in TV One. The Company recognized $2.3 million, $3.6 million and $4.3 million in revenue relating to these two agreements for the year ended December 31, 2009, 2008 and 2007, respectively.

7.  OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:

	As of December 31,
	2009	2008
		(As Adjusted – See Note 1)
	(In thousands)

Deferred revenue	$2,964	$6,125
Deferred barter revenue	1,344	1,107
Deferred contract credits	237	1,263
Deferred rent	456	470
Accrued national representative fees	720	549
Accrued miscellaneous taxes	417	371
Current deferred tax liability	9	159
Other	1,089	329
Other current liabilities	$7,236	$10,373

8.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

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

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheet are as follows:

	Liability Derivatives
	As of December 31, 2009		As of December 31, 2008
	(In thousands)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Current Liabilities	$486	Other Current Liabilities	$-
Interest rate swaps	Other Long-Term Liabilities	1,600	Other Long-Term Liabilities	2,981

Derivatives not designated as hedging instruments:
Employment agreement award	Other Long-Term Liabilities	4,657	Other Long-Term Liabilities	4,326
Total derivatives		$6,743		$7,307

The effect and the presentation of the Company’s derivative instruments on the consolidated statement of operations are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) in Other Comprehensive Income on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income (Effective Portion)				Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount			Location	Amount			Location	Amount
For the Years Ended December 31,
(In thousands)

	2009	2008	2007		2009	2008	2007		2009	2008	2007
Interest rate swaps	$895	$(3,625)	$(323)	Interest expense	$(1,749)	$(601)	$1,006	Interest expense	$-	$-	$-

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		For the Years Ended December 31,
		2009	2008	2007
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(331)	$(4,326)	$-

 Hedging Activities

In June 2005, pursuant to the Credit Agreement (as defined in Note 9 — Long-Term Debt), the Company entered into four fixed rate swap agreements to reduce interest rate fluctuations on certain floating rate debt commitments. Two of the four $25.0 million swap agreements expired in June 2007 and 2008, respectively.

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2009, such derivatives were used to hedge the variable cash flows associated with existing floating rate debt commitments.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. There was no hedging ineffectiveness during the years ended December 31, 2009, 2008 and 2007.

Amounts reported in Accumulated Other Comprehensive Loss related to derivatives are reclassified to interest expense as interest payments are made on the Company’s floating rate debt. During the next 12 months, the Company estimates that an additional amount of approximately $1.7 million will be reclassified as an increase to interest expense.

Under the swap agreements, the Company pays the fixed rate listed in the table above. The counterparties to the agreements pay the Company a floating interest rate based on the three month LIBOR, for which measurement and settlement is performed quarterly. The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments as of December 31, 2009 to be a liability of approximately $2.1 million. The fair value of the interest rate swap agreements is estimated by obtaining quotations from the financial institutions, which are parties to the Company’s swap agreements.

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

As of December 31, 2009, the Company was party to an Employment Agreement executed in April 2008 with the CEO which calls for an award that has been accounted for as a derivative instrument without a hedging relationship in accordance with the guidance under ASC 815, “Derivatives and Hedging.” Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. With the assistance of a third party valuation firm, the Company reassessed the estimated fair value of the award at December 31, 2009 to be approximately $4.7 million, and accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company, or is terminated for cause.

9.  LONG-TERM DEBT:

Long-term debt consists of the following:

	As of December 31,
	2009	2008
	(In thousands)

Senior bank term debt	$45,024	$164,701
Senior bank revolving debt	306,000	206,500
8 7/8% Senior Subordinated Notes due July 2011	101,510	103,951
6 3/8% Senior Subordinated Notes due February 2013	200,000	200,000
Note payable	1,000	-
Capital lease	-	210
Total long-term debt	653,534	675,362
Less: current portion	18,010	43,807
Long-term debt, net of current portion	$635,524	$631,555

Credit Facilities

In June 2005, the Company entered into the Credit Agreement with a syndicate of banks. Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011)  (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions including, but not limited, to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes.

The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including:

(a)   maintaining an interest coverage ratio of no less than:
▪	1.90 to 1.00 from January 1, 2006 to September 13, 2007;
▪	1.60 to 1.00 from September 14, 2007 to June 30, 2008;
▪	1.75 to 1.00 from July 1, 2008 to December 31, 2009;
▪	2.00 to 1.00 from January 1, 2010 to December 31, 2010; and
▪	2.25 to 1.00 from January 1, 2011 and thereafter;

(b)   maintaining a total leverage ratio of no greater than:
▪	7.00 to 1.00 beginning April 1, 2006 to September 13, 2007;
▪	7.75 to 1.00 beginning September 14, 2007 to March 31, 2008;
▪	7.50 to 1.00 beginning April 1, 2008 to September 30, 2008;
▪	7.25 to 1.00 beginning October 1, 2008 to June 30, 2010;
▪	6.50 to 1.00 beginning July 1, 2010 to September 30, 2011; and
▪	6.00 to 1.00 beginning October 1, 2011 and thereafter;

        (c)  maintaining a senior leverage ratio of no greater than:
▪	5.00 to 1.00 beginning June 13, 2005 to September 30, 2006;
▪	4.50 to 1.00 beginning October 1, 2006 to September 30, 2007; and
▪	4.00 to 1.00 beginning October 1, 2007 and thereafter; and

         (d) limitations on:
▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of December 31, 2009, approximate ratios calculated in accordance with the Credit Agreement, are as follows:

	As of December 31, 2009		Covenant Limit		Cushion

PF LTM Covenant EBITDA (In millions)	$90.8

PF LTM Interest Expense (In millions)	$38.4

Senior Debt (In millions)	$351.9
Total Debt (In millions)	$653.9

Senior Secured Leverage
Senior Secured Debt/Covenant EBITDA	3.88	x	4.00	x	0.12	x

Total Leverage
Total Debt / Covenant EBITDA	7.20	x	7.25	x	0.05	X

Interest Coverage
Covenant EBITDA / Interest Expense	2.37	x	1.75	x	0.62	X

PF - Pro forma
LTM - Last twelve months
EBITDA - Earnings before interest, taxes, depreciation and amortization

At the date of the filing of this Form 10-K and based on its most recent projections, the Company's management believes it is probable that the Company will be in compliance with all debt covenants through December 31, 2010. Based on its fiscal year end 2007 excess cash flow calculation, the Company made a principal prepayment of approximately $6.0 million in May 2008. For the years ended December 31, 2009 and 2008, no excess cash calculation was required and, therefore, no payment was required. In March 2009 and May 2009, the Company made prepayments of $70.0 million and $31.5 million, respectively, on the term loan facility based on its excess proceeds calculation, which included asset acquisition and disposition activity for the twelve month period ended May 31, 2008.  These prepayments were funded with $70.0 million and $31.5 million in loan proceeds from the revolving facility in March 2009 and May 2009, respectively.

As of December 31, 2009, the Company had approximately $193.0 million of borrowing capacity under its revolving credit facility. Taking into consideration the financial covenants under the Credit Agreement, approximately $5.0 million of that amount was available for borrowing. The Company expects to pay down amounts under its revolving credit facility in 2010 to maintain compliance with its leverage ratio requirements in 2010.

Under the terms of the Credit Agreement, upon any breach or default under either the 8 7/8% Senior Subordinated Notes due July 2011 or the 6 3/8% Senior Subordinated Notes due February 2013, the lenders could among other actions immediately terminate the Credit Agreement and declare the loans then outstanding under the Credit Agreement to be due and payable in whole immediately.  Similarly, under the 8 7/8% Senior Subordinated Notes and the 6 3/8% Senior Subordinated Notes, a default under the terms of the Credit Agreement would constitute an event of default, and the trustees or the holders of at least 25% in principal amount of the then outstanding notes (under either class) may declare the principal of such class of note and interest to be due and payable immediately.

Interest payments under the terms of the Credit Agreement are due based on the type of loan selected. Interest on alternate base rate loans as defined under the terms of the Credit Agreement is payable on the last day of each March, June, September and December. Interest due on the LIBOR loans is payable on the last day of the interest period applicable for borrowings up to three months in duration, and on the last day of each March, June, September and December for borrowings greater than three months in duration. In addition, quarterly installments of principal on the term loan facility are payable on the last day of each March, June, September and December commencing on September 30, 2007 in a percentage amount of the principal balance of the term loan facility outstanding on September 30, 2007, net of loan repayments, of 1.25% between September 30, 2007 and June 30, 2008, 5.0% between September 30, 2008 and June 30, 2009, and 6.25% between September 30, 2009 and June 30, 2012. Based on the (i) $194.0 million net principal balance of the term loan facility outstanding on September 30, 2007, (ii) a $70.0 million prepayment in March 2009 and (iii) a $31.5 million prepayment in May 2009, quarterly payments of $4.5 million are payable between December 31, 2009 and June 30, 2012.

As of December 31, 2009, the Company had outstanding approximately $351.0 million on its credit facility. During the year ended December 31, 2009 the Company borrowed approximately $116.5 million and repaid approximately $136.7 million.

The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been refinanced or repurchased prior to such date) or (b) June 30, 2012.   In prior reporting, management had assumed that the Company would refinance the 8 7/8% Senior Subordinated Notes prior to January 1, 2011 and, therefore, the maturity date for the loans governed by the Credit Agreement would be June 30, 2012.  However, while management continues to believe it is probable that the Company will refinance the 8 7/8% Senior Subordinated Notes prior to January 1, 2011, given the current state of the U.S. economy and the volatility and tightening of the credit markets, management believes it is appropriate to reflect that the loans governed by the Credit Agreement will mature on January 1, 2011, six months prior to the scheduled maturity of the 8 7/8% Senior Subordinated Notes.

Senior Subordinated Notes

As of December 31, 2009, the Company had outstanding $200.0 million of its 6 3/8% Senior Subordinated Notes due February 2013 and $101.5 million of its 8 7/8% Senior Subordinated Notes due July 2011. During the year ended December 31, 2009, the Company repurchased $2.4 million of the 8 7/8% Senior Subordinated Notes at an average discount of 50.0%, and recorded a gain on the retirement of debt, net of the write-off of deferred financing costs, of approximately $1.2 million.  The 8 7/8% Senior Subordinated Notes due July 2011 had a carrying value of $101.5 million and a fair value of approximately $78.2 million as of December 31, 2009, and a carrying value of $104.0 million and a fair value of approximately $52.0 million as of December 31, 2008, The 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $200.0 million and a fair value of approximately $142.0 million as of December 31, 2009,  and a carrying value of $200.0 million and a fair value of approximately $60.0 million as of December 31, 2008. The fair values were determined based on the fair market value of similar instruments.

Interest payments under the terms of the 6 3/8% and the 8 7/8% Senior Subordinated Notes are due in February and August, and January and July of each year, respectively.  Based on the $200.0 million principal balance of the 6 3/8% Senior Subordinated Notes outstanding on December 31, 2009, interest payments of $6.4 million are payable each February and August through February 2013.  The Company made this $6.4 million payment in February and August 2009, and in February 2010. Based on the $101.5 million principal balance of the 8 7/8% Senior Subordinated Notes outstanding on December 31, 2009, interest payments of $4.5 million are payable each January and July through July 2011. The Company made a $4.6 million interest payment in January 2009, and $4.5 million interest payments in July 2009 and in January 2010.

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

Subsequent to December 31, 2009, we noted that certain of our subsidiaries identified as guarantors in our financial statements did not have requisite guarantees filed with the trustee as required under the terms of the indentures (the “Non-Joinder of Certain Subsidiaries”).  The Non-Joinder of Certain Subsidiaries caused a non-monetary, technical default under the terms of the relevant indentures at December 31, 2009, causing a non-monetary, technical cross-default at December 31, 2009 under the terms of our Credit Agreement dated as of June 13, 2005.  We have since joined the relevant subsidiaries as guarantors under the relevant indentures (the “Joinder”).  Further, on March 30, 2010, we entered into a third amendment (the “Third Amendment”) to the Credit Agreement.  The Third Amendment provides for, among other things: (i) a $100.0 million revolver commitment reduction under the bank facilities; (ii) a 1.0% floor with respect to any loan bearing interest at a rate determined by reference to the adjusted LIBOR (iii) certain additional collateral requirements; (iv) certain limitations on the use of proceeds from the revolving loan commitments; (v) the addition of Interactive One, LLC as a guarantor of the loans under the Credit Agreement and under the notes governed by the Company’s 2001 and 2005 senior subordinated debt documents; (vi) the waiver of the technical cross-defaults that existed as of December 31, 2009 and through the date of the amendment arising due to the Non-Joinder of Certain Subsidiaries; and (vii) the payment of certain fees and expenses of the lenders in connection with their diligence in connection with the amendment.  With the Joinder and waivers included in the Third Amendment, we believe we are currently in compliance with all of our debt covenants as of the date of the filing of this Form 10-K, and based on current projections, the Company believes it is probable that it will be in compliance with all debt covenants through December 31, 2010.

The remaining outstanding amounts of our 8 7/8% Senior Subordinated Notes are due in July 2011.  We are currently evaluating a number of various alternatives with respect to this upcoming maturity and other strategic initiatives that we may undertake in the future. These alternatives include entering into one or more amendments, refinancing transactions, retiring or purchasing our outstanding indebtedness through cash purchases, prepayments and/or exchanges for newly issued debt or equity securities or obligations, in open market purchases, privately negotiated transactions or otherwise.  Our ability to consummate such amendments, refinancings, repurchases, prepayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors. Accordingly, there is no assurance that the Company will successfully enter into any definitive agreements for such alternatives, or that any of the strategic initiatives being assessed will occur in the future.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes, the 6 3/8% Senior Subordinated Notes and the Company’s obligations under the Credit Agreement.

Note Payable

Reach Media issued a $1.0 million promissory note payable in November 2009 to Radio Networks, a subsidiary of Citadel. The note was issued in connection with Reach Media entering into a new sales representation agreement with Radio Networks. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011.

Future minimum principal payments of debt as of December 31, 2009 are as follows:

	Senior Subordinated Notes	Credit Facilities	Note Payable
	(In thousands)

2010	$—	$18,010	$—
2011	101,510	333,014	1,000
2012	—	—	—
2013	200,000	—	—
2014	—	—	—
2015 and thereafter	—	—	—
Total Debt	$301,510	$351,024	$1,000

10.  INCOME TAXES:

The Company’s provision for income taxes from continuing operations was approximately $7.0 million for the year ended December 31, 2009, compared to a benefit from income taxes of approximately $45.2 million for the year ended December 31, 2008, and compared to a provision for income taxes of $54.1 million for 2007. A reconciliation of the statutory federal income taxes to the recorded benefit from and provision for income taxes for continuing operations is as follows:

	For the Years Ended December 31,
	2009	2008	2007
		(As Adjusted – See Note 1)
	(In thousands)

Statutory tax (@ 35% rate)	$(13,905)	$(117,851)	$(68,763)
Effect of state taxes, net of federal	(2,267)	(8,651)	(9,614)
Effect of state rate and tax law changes	255	—	(959)
Permanent items, excluding impairment of long-lived assets, Internal Revenue Code Section 162(m) and ASC 718	152	220	(912)
Effect of equity adjustments including ASC 718	198	321	607
Internal Revenue Code Section 162(m)	534	3,684	58
Valuation allowance	22,259	65,478	132,911
Effect of permanent impairment of long-lived assets	—	10,429	643
Other	(212)	1,187	112
Provision for (benefit from) income taxes	$7,014	$(45,183)	$54,083

The components of the benefit from and provision for income taxes from continuing operations are as follows:

	For the Years Ended December 31,
	2009	2008	2007
		(As Adjusted – See Note 1)
	(In thousands)
Federal:
Current	$3,834	$4,186	$4,194
Deferred	5,679	(42,805)	45,980
State:
Current	1,184	301	787
Deferred	(3,683)	(6,865)	3,122
Provision for (benefit from) income taxes	$7,014	$(45,183)	$54,083

The increase of approximately $52.2 million in the provision for income taxes for continuing operation for the year ended December 31, 2009 compared to the year ended December 31, 2008 relates to the tax impact from indefinite-lived intangibles.  In 2008, the impairment of indefinite-lived intangibles generated a gross tax benefit of approximately $149.0 million.  This benefit was offset by the imposition of a valuation allowance of approximately $63.2 million against the deferred tax asset (“DTA”) created by the impairment and the tax expense of approximately $37.2 million from the increase in the deferred tax liability (“DTL”) from tax amortization deductions related to indefinite-lived intangibles.  This reduced the 2008 tax benefit from indefinite-lived intangibles to approximately $48.6 million. In 2009, the impairment of intangibles was significantly smaller and resulted in a net tax benefit after valuation allowance of approximately $7.8 million, which partially offset the tax expense of approximately $11.6 million from the increase in the DTL from tax amortization deductions related to indefinite-lived intangibles that have a DTL. In 2009, tax amortization deductions related to indefinite-lived intangibles with a DTA did not generate a net tax expense due to the impact of the valuation allowance.  Thus, in 2009, the indefinite-lived intangibles generated a tax expense of approximately $3.8 million, which was approximately $52.4 million higher than their impact in 2008.  Other items contributed a net reduction of $200,000 between the two years. In 2007, the provision for income taxes of approximately $54.1 million was primarily due to the recording of a significant and full valuation allowance for most of the Company’s DTAs, consisting primarily of net operating loss (“NOL”) carryforwards.

The tax provision for the year ended December 31, 2009 of approximately $7.0 million consists of approximately $3.8 million for indefinite-lived intangibles, approximately $4.5 million for the subsidiary Reach Media, which does not have a valuation allowance, $100,000 for state taxes, and a benefit of approximately $1.4 million driven by an adjustment recorded in 2009 for approximately $1.9 million that relates to 2008. (See Note 1(b) – Organization and Summary of Significant Accounting Policies – Basis of Presentation.)

There was no tax benefit for the loss from discontinued operations for the year ended December 31, 2009 due to the valuation allowance.  The components of the provision for and benefit from income taxes from discontinued operations are as follows:

	For the Years Ended December 31,
	2009	2008	2007
		(As Adjusted – See Note 1)
	(In thousands)
Federal:
Current	$—	$—	$—
Deferred	—	1,078	(68,172)
State:
Current	—	(1,077)	3,890
Deferred	—	83	(10,715)
Provision for (benefit from) income taxes	$—	$84	$(74,997)

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2009 and 2008 are as follows:

	As of December 31,
	2009	2008
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,095	$1,478
Accruals	2,447	1,622
Total current deferred tax assets before valuation allowance	3,542	3,100
Valuation allowance	(3,365)	(2,833)
Total current deferred tax assets, net	177	267
Intangible assets	49,753	66,277
Depreciation	—	(201)
Stock-based compensation	1,857	1,983
Other accruals	—	242
Net operating loss carryforwards	181,344	150,299
Other	2,354	3,409
Total noncurrent deferred tax assets before valuation allowance	235,308	222,009
Valuation allowance	(224,654)	(202,923)
Net noncurrent deferred tax assets	10,654	19,086
Total deferred tax assets	$10,831	$19,353

Deferred tax liabilities:
Prepaid expenses	(186)	(157)
Other	—	(2)
Total current deferred tax liability	(186)	(159)
Intangible assets	(87,592)	(91,724)
Depreciation	(1,041)	(1,122)
Partnership interests	(9,496)	(12,247)
Other	(667)	(256)
Total noncurrent deferred tax liabilities	(98,796)	(105,349)
Total deferred tax liabilities	(98,982)	(105,508)
Net deferred tax liabilities	$(88,151)	$(86,155)

The Company’s April 2008 purchase of 100% of both the common and convertible preferred stock of CCI via a merger was treated as a stock acquisition. For income tax purposes, in stock acquisitions where the purchase price exceeds the tax basis of the underlying assets (including separately identified intangibles), with the residual allocated to goodwill, a DTL or DTA is recorded to reflect the differences between the book and tax bases for the assets acquired, exclusive of goodwill. At the time of acquisition, CCI had DTAs resulting from net operating losses, depreciation and provision for doubtful accounts of approximately $5.8 million. Additionally, the amount of the DTL that resulted from the purchase price accounting was approximately $4.7 million. It was determined that the DTA could be benefited to the extent of reversing DTLs, resulting in a net DTA, prior to any valuation allowance, of approximately $1.1 million. Based on the lack of realizability of this DTA, the Company recorded a valuation allowance of approximately $1.1 million as part of its purchase price accounting for this acquisition. The federal and state NOLs acquired with the CCI acquisition were approximately $12.1 million and $11.8 million, respectively.  None of the federal NOL has been used since acquisition.  Approximately $2.3 million of the state NOL was used in 2008 and approximately $2.4 million is expected to be utilized in 2009.

Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

As of December 31, 2009, the Company had federal, state, and city NOL carryforward amounts of approximately $452.5 million, $459.4 million, and $50.5 million respectively. The state and city NOLs are applied separately from the federal NOL as the Company generally files separate state and city returns for each subsidiary. Additionally, the amount of the state NOLs can change whenever future state apportionment factors differ from current factors. The NOLs may be subject to limitation under Internal Revenue Code Section 382. The NOLs begin to expire as early as 2010, with the final expirations in 2029.

The Company had unrecognized tax benefits of approximately $5.5 million related to state NOLs of approximately $62.8 million as of December 31, 2009.

In 2007, the Company concluded it was more likely than not that the benefit from certain of its DTAs would not be realized. The Company considered its historically profitable jurisdictions, its sources of future taxable income and tax planning strategies in determining the amount of valuation allowance recorded. As part of that assessment, the Company also determined that it was not appropriate under generally accepted accounting principles to benefit its DTAs based on DTLs related to indefinite-lived intangibles that cannot be scheduled to reverse in the same period. Because the DTL in this case would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. As a result of the assessment, and given its then current total three year cumulative loss position, the uncertainty of future taxable income and the feasibility of tax planning strategies, the Company recorded a valuation allowance of approximately $134.0 million as of December 31, 2007. In 2009 and 2008, the Company again concluded it was more likely than not that the benefit from certain of its DTAs would again not be realized, and recorded an additional valuation allowance of approximately $22.2 and $68.8 million, respectively. The total valuation allowance for DTAs at December 31, 2009 is approximately $228.0 million.

As disclosed in Note 1 — Organization and Summary of Significant Accounting Policies, the Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” The nature of the uncertainties pertaining to our income taxes is primarily due to various state tax positions. As of December 31, 2009, we had unrecognized tax benefits of approximately $6.3 million, of which a net amount of approximately $4.1 million, if recognized, would impact the effective tax rate if there was no valuation allowance. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Accordingly, during the year ended December 31, 2009, we recorded interest related to unrecognized tax benefits of $87,000, and at December 31, 2009, we had recorded a liability for accrued interest of $205,000. The Company estimates the possible change to its unrecognized tax benefits prior to December 31, 2010 would be up to $70,000, due to closed statutes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2009	2008	2007
	(in thousands)

Balance as of January 1	$4,953	$4,534	$4,932
Additions for tax position related to current year	82	134	71
Additions for tax positions related to prior years	1,525	457	71
Settlements	-	-	(500)
Reductions for tax positions as a result of the lapse of applicable statutes of limitations	(234)	(172)	(40)
Balance as of December 31	$6,326	$4,953	$4,534

As of December 31, 2009, the Company was not under audit in any jurisdiction for federal or state income tax purposes. However, the Company’s open tax years for federal income tax examinations include the tax years ended December 31, 2006 through 2008. Additionally, prior years are open to the extent of the amount of the net operating loss from that year. For state and local purposes, the open years for tax examinations include the tax years ended December 31, 2005 through 2008.

11.  STOCKHOLDERS’ EQUITY:

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

 Stock Repurchase Program

In March 2008, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D Common Stock through December 31, 2009, in an amount of up to $150.0 million, the maximum amount allowable under the Credit Agreement.  The amount and timing of such repurchases was based on pricing, general economic and market conditions, and the restrictions contained in the agreements governing the Company’s credit facilities and subordinated debt and certain other factors. While $150.0 million is the maximum amount allowable under the Credit Agreement, in 2005, under a prior board authorization, the Company utilized approximately $78.0 million to repurchase common stock leaving capacity of $72.0 million under the Credit Agreement. During the year ended December 31, 2009, the Company repurchased 34,889 shares of Class A Common Stock at an average price of $0.68 and 27.7 million shares of Class D Common Stock at an average price of $0.71. During the year ended December 31, 2008, the Company repurchased 421,661 shares of Class A Common Stock at an average price of $1.32 and 20.0 million shares of Class D Common Stock at an average price of $0.58. As of December 31, 2009, the Company did not have any capacity available to repurchase stock since the authorization expired by its terms December 31, 2009.

 Stock Option and Restricted Stock Grant Plan

Under the Company’s 1999 Stock Option and Restricted Stock Grant Plan (“Plan”), the Company had the authority to issue up to 10,816,198 shares of Class D Common Stock and 1,408,099 shares of Class A Common Stock. The Plan expired March 10, 2009. The options previously issued under this plan are exercisable in installments determined by the compensation committee of the Company’s board of directors at the time of grant. These options expire as determined by the compensation committee, but no later than ten years from the date of the grant. The Company uses an average life for all option awards. The Company settles stock options upon exercise by issuing stock.

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

The Company also uses the BSM valuation model to calculate the fair value of stock-based awards. The BSM incorporates various assumptions including volatility, expected life, and interest rates. For options granted the Company uses the BSM option-pricing model and determines: (i) the term by using the simplified “plain-vanilla” method as allowed under SAB No. 110; (ii) a historical volatility over a period commensurate with the expected term, with the observation of the volatility on a daily basis; and (iii) a risk-free interest rate that was consistent with the expected term of the stock options and based on the U.S. Treasury yield curve in effect at the time of the grant.

The Company did not grant stock options during the year ended December 31, 2009. The Company granted 1,913,650 and 230,800 stock options during the years ended December 31, 2008 and 2007, respectively. The per share weighted-average fair value of options granted during the years ended December 31, 2009, 2008 and 2007 was $0.00, $0.74 and $2.77, respectively.

These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Years Ended December 31,
	2009	2008	2007

Average risk-free interest rate	-	3.37%	4.67%
Expected dividend yield	-	0.00%	0.00%
Expected lives	-	6.5 years	7.4 years
Expected volatility	-	49.7%	39.6%

Transactions and other information relating to stock options for the years December 31, 2009, 2008 and 2007 are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5,876,100	$14.49	—	—
Grants	230,800	5.54
Exercised	—	—
Forfeited/cancelled/expired	(1,722,900)	14.50
Outstanding at December 31, 2007	4,384,000	14.05	—	—
Grants	1,913,000	1.41
Exercised	—	—
Forfeited/cancelled/expired	(750,000)	14.32
Outstanding at December 31, 2008	5,547,000	9.64	—	—
Grants	—	—
Exercised	—	—
Forfeited/cancelled/expired	(182,000)	9.68
Outstanding at December 31, 2009	5,365,000	$9.64	5.85	2,870,475
Vested and expected to vest at December 31, 2009	5,132,000	$9.98	5.74	2,569,416
Unvested at December 31, 2009	1,366,000	$1.83	8.32	1,891,484
Exercisable at December 31, 2009	3,999,000	$12.31	5.01	978,992

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the year ended December 31, 2009 and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during year ended December 31, 2009. The number of options that vested during the year ended December 31, 2009 was 858,375.

As of December 31, 2009, approximately $821,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 10.5 months. The stock option weighted-average fair value per share was $4.39 at December 31, 2009.

Transactions and other information relating to restricted stock grants for the years ended December 31, 2009, 2008 and 2007 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2006	16,500	19.71
Grants	232,200	6.20
Vested	(16,700)	19.71
Forfeited/cancelled/expired	—	—
Unvested at December 31, 2007	232,000	6.20
Grants	525,000	1.41
Vested	(84,000)	5.05
Forfeited/cancelled/expired	(45,000)	7.33
Unvested at December 31, 2008	628,000	$2.14
Grants	—	—
Vested	(235,000)	2.48
Forfeited/cancelled/expired	—	—
Unvested at December 31, 2009	393,000	$1.94

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of December 31, 2009, $431,000 of total unrecognized compensation cost related to restricted stock grants was expected to be recognized over the next 11.4 months.

A new stock option and restricted stock plan (“the 2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The terms of the 2009 Stock Plan are substantially similar to the prior Plan.  The compensation committee and the non-executive members of the Board of Directors have approved a long-term incentive plan (the “2009 LTIP”) for certain “key” employees of the Company. The purpose of the 2009 LTIP is to retain and incent these “key” employees in light of sacrifices they have made as a result of the cost savings initiatives in response to current economic conditions. These sacrifices included not receiving performance-based bonuses in 2008 and salary reductions and shorter work weeks in 2009 in order to provide expense savings and financial flexibility to the Company. The 2009 LTIP is comprised of 3,250,000 shares (the “LTIP Shares”) of the 2009 Stock Plan’s 8,250,000 shares of Class D Common Stock. Awards of the LTIP Shares have been granted in the form of restricted stock and allocated among 31 employees of the Company, including the named executive officers. The named executive officers were allocated LTIP Shares as follows: (i) Chief Executive Officer (“CEO”) (1.0 million shares); (ii) the Chairperson (300,000 shares); (iii) the Chief Financial Officer (“CFO”) (225,000 shares); (iv) the Chief Administrative Officer (“CAO”) (225,000 shares); and (v) the President of the Radio Division (“PRD”) (130,000 shares). The remaining 1,370,000 shares were allocated among 26 other “key” employees. All awards will vest in three installments.  The awards were granted effective January 5, 2010 and the first installment of 33% will vest on June 5, 2010.  The remaining two installments will vested equally on June 5, 2011 and 2012.

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

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the years ended December 31, 2009, 2008 and 2007, Radio One paid $38,000, $151,000 and $69,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the years ended December 31, 2009, 2008 and 2007 the Company provided advertising to Music One in the amount of $0, $61,000 and $0, respectively. There were no cash, trade or no-charge orders placed by Music One in 2009 or 2007. As of December 31, 2009, Music One owed Radio One $102,000 for office space and administrative services provided in 2009, 2008 and 2007. In 2007, Music One paid to Radio One a total of $169,000 for similar services provided during 2006 and 2005.

The office space and administrative support transactions between Radio One and Music One are conducted at cost and all expenses associated with the transactions are passed through at actual costs.  Costs associated with office space on behalf of Music One are calculated based on square footage used by Music One, multiplied by Radio One’s actual per square foot lease costs for the appropriate time period.  Administrative services are calculated based on the approximate hours provided by each Radio One employee to Music One, multiplied by such employee’s applicable hourly rate and related benefits allocation.  Advertising spots are priced at an average unit rate. Based on the cross-promotional nature of the activities provided by Music One and received by the Company, we believe that these methodologies of charging average unit rates or passing through the actual costs incurred are fair and reflect terms no more favorable than terms generally available to a third-party.

13.  PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its board of directors. Effective January 1, 2006, the Company began matching employee contributions to the employee savings plan. As of January 1, 2008, the Company suspended the matching employer contribution indefinitely. Employer contributions paid for the years ended December 31, 2009, 2008 and 2007 were $0, $0 and $1.3 million, respectively.

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

TV One Cable Network

Pursuant to a limited liability company agreement dated July 18, 2003, the Company and certain other investors formed TV One for the purpose of developing and distributing a new television programming service. At that time, we committed to make a cumulative cash investment in TV One of $74.0 million, of which $60.3 million had been funded as of April 30, 2007, with no additional funding investment made since then. The initial commitment period for funding the capital was extended to June 30, 2010, due in part to TV One’s lower than anticipated capital needs during the initial commitment period.

Royalty Agreements

The Company has entered into fixed fee and variable share agreements with music performance rights organizations that expire as late as 2011. During the years ended December 31, 2009, 2008 and 2007, the Company incurred expenses, including discontinued operations, of approximately $12.6 million, $12.2 million and $13.8 million, respectively, in connection with these agreements. For continuing operations, for the years ended December 31, 2009, 2008 and 2007, the Company incurred expenses of approximately $12.6 million, $11.8 million and $11.5 million, respectively, in connection with these agreements.

Leases and Other Operating Contracts and Agreements

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 20 years. The Company’s leases for broadcast facilities generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options, escalating payments over the life of the lease and rent concessions. Scheduled rent increases and rent concessions are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheet. The future rentals under non-cancelable leases as of December 31, 2009 are shown below.

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

	Operating Lease Payments	Other Operating Contracts and Agreements
Years ending December 31:
2010	$8,034	$42,298
2011	6,414	25,013
2012	4,665	23,332
2013	3,750	11,097
2014	2,847	11,301
2015 and thereafter	7,320	—
Total	$33,030	$113,041

Rent expense included in continuing operations for the years ended December 31, 2009, 2008 and 2007 was approximately $8.8 million, $8.9 million and $7.5 million, respectively. Rent expense, including discontinued operations, for the years ended December 31, 2009, 2008 and 2007 was approximately $8.8 million, $9.0 million and $8.3 million, respectively.

Reach Media Nnoncontrolling Interest Shareholders’ Put Rights

On February 28, 2012, and for a 30 day period thereafter, the noncontrolling interest shareholders of Reach Media have the right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares.  The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Radio One, at the discretion of Radio One. As a result, our ability to fund business operations, new acquisitions or new business initiatives could be limited.

Letters of Credit

As of December 31, 2009, we had three standby letters of credit totaling $610,000 in connection with our annual insurance policy renewals. In addition, we had a letter of credit of $295,000 in connection with a contract that we inherited as part of the acquisition of CCI. Other than a $40,000 reduction to the insurance letters of credit in April 2009 and the cancelation of a $200,000 letter of credit for a sponsorship event, there has been no activity on these standby letters of credit.

Investment in Private Equity Fund

In October 2007, the Company had committed (subject to the completion and execution of requisite legal documentation) to invest in QCP Capital Partners, L.P. (“QCP”). At that time the Company also had agreed to provide an unsecured working capital line of credit to QCP Capital Partners, LLC, the management company for QCP, in the amount of $775,000. As of December 31, 2008, the Company had provided $457,000 under the line of credit. In December 2008, the Company made a determination that there was a substantial likelihood that QCP would not be able to proceed successfully with its fundraising, and therefore the Company was unlikely to recover any of the amounts provided to QCP Capital Partners, LLC pursuant to the October 2007 line of credit agreement. As a result, in December 2008, the Company wrote off the full amount outstanding under the line of credit agreement. No further investments in, or loans to, QCP are anticipated to be made in the future.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

15.  CONTRACT TERMINATION:

 In connection with the September 2005 termination of the Company’s sales representation agreements with Interep National Radio Sales, Inc. (“Interep”), and its subsequent agreements with Katz Communications, Inc. (“Katz”) making Katz the Company’s sole national sales representative, Katz paid the Company $3.4 million as an inducement to enter into new agreements and paid Interep approximately $5.3 million to satisfy the Company’s termination obligations. In August 2009, the Company completed amortizing both over the four-year life of the subsequent Katz agreements as a reduction to selling, general, and administrative expense. For each of the years ended December 31, 2009, 2008 and 2007, selling, general and administrative expense was reduced by approximately $1.3 million, $1.9 million and $1.9 million, respectively. As of December 31, 2009 and December 31, 2008, an unamortized amount of $0 and approximately $1.3 million, respectively, is reflected in other current liabilities on the accompanying consolidated balance sheets.

16.  REACH MEDIA SALES REPRESENTATION AND SHARES SALE AND REDEMPTION AGREEMENT

In November 2009, Reach Media entered into a new sales representation agreement (the “New Agreement”) with Radio Networks, a subsidiary of Citadel. The New Agreement replaces the original sales representation agreement (the “Original Agreement,”) which expired December 31, 2009, whereby Radio Networks will serve as Reach Media’s sales representative for certain portions of advertising inventory available on affiliate radio stations broadcasting the Tom Joyner Morning Show. The term of the New Agreement commences January 1, 2010 and expires on December 31, 2012; however, either party has termination rights effective December 31, 2011 given 90 days prior notice. As part of the Original Agreement, Radio Networks owned a noncontrolling interest in Reach Media. As an inducement to enter into the New Agreement, Radio Networks returned its noncontrolling interest in Reach Media back to Reach Media, and in exchange, Reach Media issued a $1.0 million promissory note, whereby the $1.0 million principal is due December 31, 2011, and interest of 7.0% per annum is paid quarterly. The Company has accounted for the consideration of the return of the noncontrolling interest shares pursuant to ASC 605, “Revenue Recognition.” Accordingly, as of December 31, 2009, the Company has recorded deferred credits of $237,000 and $474,000 in other current and long-term liabilities, respectively, on the accompanying balance sheet. The deferred credits will be recognized as other income ratably over the three year life of the New Agreement.

17.  QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarters Ended
	March 31(a)	June 30	September 30	December 31(a)
	(As Adjusted – See Note 1)
	(In thousands, except share data)
2009:
Net revenue	$60,310	$69,874	$74,652	$67,258
Operating (loss) income	(42,821)	18,823	22,352	(4,590)
Net (loss) income from continuing operations	(59,103)	7,627	14,315	(13,909)
Net loss from discontinued operations	(334)	(412)	(90)	(979)
Consolidated net (loss) income attributable to common stockholders	(59,437)	7,215	14,226	(14,888)
BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(0.84)	$0.13	$0.25	$(0.26)
Net loss from discontinued operations per share	(0.00)	(0.01)	(0.00)	(0.02)
Consolidated net (loss) income per share attributable to common stockholders	$(0.84)	$0.12	$0.25	$(0.28)
DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(0.84)	$0.13	$0.25	$(0.26)
Net loss from discontinued operations per share	(0.00)	(0.01)	(0.00)	(0.02)
Consolidated net (loss) income per share attributable to common stockholders	$(0.84)	$0.12	$0.25	$(0.28)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	70,719,332	59,421,562	56,242,964	52,735,892
Weighted average shares outstanding — diluted	70,719,332	60,034,168	56,684,369	52,735,892

(a)
The net loss from continuing operations for the quarters ended March 31, 2009 and December 31, 2009 includes approximately $49.0 million and $17.0 million of pre-tax impairment of long-lived assets, respectively. The quarter ended December 31, 2009 includes an approximate $21.9 million charge for recording a valuation allowance against deferred tax assets.

	Quarters Ended
	March 31(a)	June 30	September 30 (a)		December 31(a)

	(As Adjusted – See Note 1)
	(In thousands, except share data)
2008:
Net revenue	$71,647	$82,989	$84,954		$73,853
Operating income (loss)	19,022	12,457	(315,147)		(63,900)
Net loss from continuing operations	(10,585)	(12,349)	(266,263)		(6,333)
Net (loss) income from discontinued operations	(8,267)	673	150		30
Consolidated net loss attributable to common stockholders	(18,852)	(11,676)	(266,113)		(6,303)
BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net loss from continuing operations per share — basic and diluted	$(0.11)	$(0.13)	$(2.82	)*	$(0.07)
Net (loss) income from discontinued operations per share — basic and diluted	(0.08)	0.01	0.00	*	(0.00)
Consolidated net loss per share attributable to common stockholders — basic and diluted	$(0.19)	$(0.12)	$(2.81	)*	$(0.07)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	98,728,411	98,403,298	94,537,081		85,093,359
Weighted average shares outstanding — diluted	98,728,411	98,403,298	94,537,081		85,093,359

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

18.  SEGMENT INFORMATION:

The Company has two reportable segments: (i) Radio Broadcasting; and (ii) Internet. These two segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The Radio Broadcasting segment consists of all broadcast and Reach Media results of operations. The Internet segment includes the results of our online business, including the operations of CCI since its date of acquisition. Corporate/Eliminations/Other represents financial activity associated with our corporate staff and offices, intercompany activity between the two segments and activity associated with a small film venture.

Operating loss or income represents total revenues less operating expenses, depreciation and amortization, and impairment of long-lived assets. Intercompany revenue earned and expenses charged between segments are recorded at fair value and eliminated in consolidation.

The accounting policies described in the summary of significant accounting policies in Note 1 – Organization and Summary of Significant Accounting Policies are applied consistently across the two segments.

Detailed segment data for the years ended December 31, 2009, 2008 and 2007 is presented in the following table:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Net Revenue:
Radio Broadcasting	$264,058	$304,976	$319, 647
Internet	14,044	12,325	-
Corporate/Eliminations/Other	(6,010)	(3,858)	(3,249)
Consolidated	$272,092	$313,443	$316,398

Operating Expenses (including stock-based compensation):
Radio Broadcasting	$157,777	$175,706	$181,155
Internet	23,046	19,002	1,704
Corporate/Eliminations/Other	10,560	24,060	16,620
Consolidated	$191,383	$218,768	$199,479

Depreciation and Amortization:
Radio Broadcasting	$13,364	$13,483	$13,550
Internet	6,408	4,159	-
Corporate/Eliminations/Other	1,239	1,380	1,130
Consolidated	$21,011	$19,022	$14,680

Impairment of Long-Lived Assets:
Radio Broadcasting	$65,937	$423,220	$211,051
Internet	-	-	-
Corporate/Eliminations/Other	-	-	-
Consolidated	$65,937	$423,220	$211,051

Operating income (loss):
Radio Broadcasting	$26,981	$(307,433)	$(86,110)
Internet	(15,411)	(10,836)	(1,704)
Corporate/Eliminations/Other	(17,809)	(29,298)	(20,998)
Consolidated	$(6,239)	$(347,567)	$(108,812)

	As of
	December 31, 2009	December 31, 2008
Total Assets:	(In thousands)

Radio Broadcasting	$921,946	$1,169,925
Internet/Publishing	37,784	43,001
Corporate/Eliminations/Other	75,812	(87,449)
Consolidated	$1,035,542	$1,125,477

19.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

The Company conducts a portion of its business through its subsidiaries. All of the Company’s Subsidiary Guarantors have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes due July 2011, the 6 3/8% Senior Subordinated Notes due February 2013, and the Company’s obligations under the Credit Agreement.

Set forth below are consolidated balance sheets for the Company and the Subsidiary Guarantors as of December 31, 2009 and 2008, and related consolidated statements of operations and cash flow for each of the three years ended December 31, 2009, 2008 and 2007. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of December 31, 2009

	Combined
	Guarantor	Radio One,
	0Subsidiaries	Inc.	Eliminations	Consolidated
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127	$19,836	$-	$19,963
Trade accounts receivable, net of allowance for doubtful accounts	27,934	19,085	-	47,019
Prepaid expenses and other current assets	1,818	3,132	-	4,950
Deferred tax assets	-	-	-	-
Current assets from discontinued operations	300	124	-	424
Total current assets	30,179	42,177	-	72,356
PROPERTY AND EQUIPMENT, net	23,429	17,156	-	40,585
INTANGIBLE ASSETS, net	572,449	298,772	-	871,221
INVESTMENT IN SUBSIDIARIES	-	610,712	(610,712)	-
INVESTMENT IN AFFILIATED COMPANY	-	48,452	-	48,452
OTHER ASSETS	1,482	1,372	-	2,854
NON-CURRENT ASSESTS FROM DISCONTINUED OPERATIONS	74	-	-	74
Total assets	$627,613	$1,018,641	$(610,712)	$1,035,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$828	$3,332	$-	$4,160
Accrued interest	-	9,499	-	9,499
Accrued compensation and related benefits	2,659	7,590	-	10,249
Income taxes payable	-	1,533	-	1,533
Other current liabilities	8,007	(771)	-	7,236
Current portion of long-term debt	-	18,010	-	18,010
Current liabilities from discontinued operations	2,924	25	-	2,949
Total current liabilities	14,418	39,218	-	53,636
LONG-TERM DEBT, net of current portion	-	635,524	-	635,524
OTHER LONG-TERM LIABILITIES	2,483	7,702	-	10,185
DEFERRED TAX LIABILITIES	-	88,144	-	88,144
Total liabilities	16,901	770,588	-	787,489
STOCKHOLDERS’ EQUITY:
Common stock	-	51	-	51
Accumulated comprehensive income adjustments	-	(2,086)	-	(2,086)
Additional paid-in capital	270,985	1,014,512	(270,985)	1,014,512
Retained earnings (accumulated deficit)	339,727	(770,412)	(339,727)	(770,412)
Total stockholders’ equity	610,712	242,065	(610,712)	242,065
Noncontrolling interest	-	5,988	-	5,988
Total Equity	610,712	248,053	(610,712)	248,053
Total liabilities and equity	$627,613	$1,018,641	$(610,712)	$1,035,542

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of December 31, 2008

	Combined
	Guarantor	Radio One,
	Subsidiaries	Inc.	Eliminations	Consolidated
	(As Adjusted - See Note 1)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,601	$19,688	$-	$22,289
Trade accounts receivable, net of allowance for doubtful accounts	25,401	24,007	-	49,408
Prepaid expenses and other current assets	1,685	3,619	-	5,304
Deferred tax assets	-	108	-	108
Current assets from discontinued operations	1,031	57	-	1,088
Total current assets	30,718	47,479	-	78,197
PROPERTY AND EQUIPMENT, net	28,105	20,441	-	48,546
INTANGIBLE ASSETS, net	626,614	318,244	-	944,858
INVESTMENT IN SUBSIDIARIES	-	669,308	(669,308)	-
INVESTMENT IN AFFILIATED COMPANY	-	47,852	-	47,852
OTHER ASSETS	413	5,384	-	5,797
NON-CURRENT ASSESTS FROM DISCONTINUED OPERATIONS	227	-	-	227
Total assets	$686,077	$1,108,708	$(669,308)	$1,125,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,514	$1,809	$-	$3,323
Accrued interest	-	10,082	-	10,082
Accrued compensation and related benefits	2,905	7,492	-	10,397
Income taxes payable	-	30	-	30
Other current liabilities	3,260	7,113	-	10,373
Current portion of long-term debt	210	43,597	-	43,807
Current liabilities from discontinued operations	2,639	552	-	3,191
Total current liabilities	10,528	70,675	-	81,203
LONG-TERM DEBT, net of current portion	-	631,555	-	631,555
OTHER LONG-TERM LIABILITIES	-	11,008	-	11,008
DEFERRED TAX LIABILITIES	6,241	79,995	-	86,236
Total liabilities	16,769	793,233	-	810,002
STOCKHOLDERS’ EQUITY:
Common stock	-	79	-	79
Accumulated comprehensive income adjustments	-	(2,981)	-	(2,981)
Additional paid-in capital	301,002	1,033,921	(301,002)	1,033,921
Retained earnings (accumulated deficit)	368,306	(717,525)	(368,306)	(717,525)
Total stockholders’ equity	669,308	313,494	(669,308)	313,494
Noncontrolling interest	-	1,981	-	1,981
Total Equity	669,308	315,475	(669,308)	315,475
Total liabilities and equity	$686,077	$1,108,708	$(669,308)	$1,125,477

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2009

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(In thousands)

NET REVENUE	$124,672	$147,420	$-	$272,092
OPERATING EXPENSES:
Programming and technical, including stock-based Compensation	34,654	40,981	-	75,635
Selling, general and administrative, including stock-based Compensation	53,830	37,186	-	91,016
Corporate selling, general and administrative, including stock-based compensation	-	24,732	-	24,732
Depreciation and amortization	11,960	9,051	-	21,011
Impairment of long-lived assets	50,933	15,004	-	65,937
Total operating expenses	151,377	126,954	-	278,331
Operating (loss) income	(26,705)	20,466	-	(6,239)
INTEREST INCOME	-	144	-	144
INTEREST EXPENSE	3	38,401	-	38,404
EQUITY IN LOSS OF AFFILIATED COMPANY	-	(3,653)	-	(3,653)
GAIN ON RETIREMENT OF DEBT	-	1,221	-	1,221
OTHER INCOME (EXPENSE)	36	(140)	-	(104)
Loss before provision for income taxes, noncontrolling interest in income of subsidiaries and discontinued operations	(26,672)	(13,057)	-	(39,729)
PROVISION FOR INCOME TAXES	-	7,014	-	7,014
Net loss before equity in loss of subsidiaries and discontinued operations	(26,672)	(20,071)	-	(46,743)
EQUITY IN LOSS OF SUBSIDIARIES	-	(28,579)	28,579	-
Net loss from continuing operations	(26,672)	(48,650)	28,579	(46,743)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(1,907)	92	-	(1,815)
Consolidated net loss	(28,579)	(48,558)	28,579	(48,558)
NONCONTROLLING INTEREST IN INCOME OF SUBSIDIARIES	-	4,329	-	4,329
Net loss attributable to common stockholders	$(28,579)	$(52,887)	$28,579	$(52,887)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2008

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$142,933	$170,510	$-	$313,443
OPERATING EXPENSES:
Programming and technical, including stock-based Compensation	35,697	43,607	-	79,304
Selling, general and administrative, including stock-based Compensation	56,768	46,340	-	103,108
Corporate selling, general and administrative, including stock-based compensation	-	36,356	-	36,356
Depreciation and amortization	9,929	9,093	-	19,022
Impairment of long-lived assets	328,971	94,249	-	423,220
Total operating expenses	431,365	229,645	-	661,010
Operating (loss) income	(288,432)	(59,135)	-	(347,567)
INTEREST INCOME	4	487	-	491
INTEREST EXPENSE	24	59,665	-	59,689
EQUITY IN LOSS OF AFFILIATED COMPANY	-	3,652	-	3,652
GAIN ON RETIREMENT OF DEBT	-	74,017	-	74,017
OTHER EXPENSE	-	316	-	316
Loss before provision for income taxes, noncontrolling interest in income of subsidiaries and discontinued operations	(288,452)	(48,264)	-	(336,716)
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(56,025)	10,842	-	(45,183)
Net loss before equity in loss of subsidiaries and discontinued operations	(232,427)	(59,106)	-	(291,533)
EQUITY IN LOSS OF SUBSIDIARIES	-	(234,470)	234,470	-
Net loss from continuing operations	(232,427)	(293,576)	234,470	(291,533)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(2,043)	(5,371)	-	(7,414)
Consolidated net loss	(234,470)	(298,947)	234,470	(298,947)
NONCONTROLLING INTEREST IN INCOME OF SUBSIDIARIES	-	3,997	-	3,997
Net loss attributable to common stockholders	$(234,470)	$(302,944)	$234,470	$(302,944)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2007

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$140,882	$175,516	$-	$316,398
OPERATING EXPENSES:
Programming and technical, including stock-based Compensation	27,250	43,213	-	70,463
Selling, general and administrative, including stock-based Compensation	51,934	48,686	-	100,620
Corporate selling, general and administrative, including stock-based compensation	-	28,396	-	28,396
Depreciation and amortization	5,824	8,856	-	14,680
Impairment of long-lived assets	206,828	4,223	-	211,051
Total operating expenses	291,836	133,374	-	425,210
Operating (loss) income	(150,954)	42,142	-	(108,812)
INTEREST INCOME	-	1,242	-	1,242
INTEREST EXPENSE	1	72,769	-	72,770
EQUITY IN LOSS OF AFFILIATED COMPANY	-	15,836	-	15,836
GAIN ON RETIREMENT OF DEBT	-	-	-	-
OTHER (EXPENSE)	-	(290)	-	(290)
Loss before provision for income taxes, noncontrolling interest in income of subsidiaries and discontinued operations	(150,955)	(45,511)	-	(196,466)
PROVISION FOR INCOME TAXES	41,932	12,151	-	54,083
Net loss before equity in loss of subsidiaries and discontinued operations	(192,887)	(57,662)	-	(250,549)
EQUITY IN LOSS OF SUBSIDIARIES	-	(202,996)	202,996	-
Net loss from continuing operations	(192,887)	(260,658)	202,996	(250,549)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(10,109)	(126,932)	-	(137,041)
Consolidated net loss	(202,996)	(387,590)	202,996	(387,590)
NONCONTROLLING INTEREST IN INCOME OF SUBSIDIARIES	-	3,910	-	3,910
Net loss attributable to common stockholders	$(202,996)	$(391,500)	$202,996	$(391,500)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(As Adjusted - See Note 1)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(28,579)	$(24,308)	$-	$(52,887)
Noncontrolling interest in income of subsidiaries	-	4,329	-	4,329
Consolidated net loss	(28,579)	(19,979)	-	(48,558)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	11,960	9,051	-	21,011
Amortization of debt financing costs	-	2,419	-	2,419
Deferred income taxes	-	1,996	-	1,996
Impairment of long-lived assets	50,933	15,004	-	65,937
Equity in net losses of affiliated company	-	(3,653)	-	(3,653)
Stock-based compensation and other non-cash compensation	-	1,649	-	1,649
Gain on retirement of debt	-	(1,221)	-	(1,221)
Amortization of contract inducement and termination fee	(598)	(665)	-	(1,263)
Change in interest due on stock subscription receivable	-	-	-	-
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(2,533)	4,922	-	2,389
Prepaid expenses and other current assets	151	202	-	353
Other assets	(272)	5,101	-	4,829
Accounts payable	(378)	1,215	-	837
Due to corporate/from subsidiaries	(30,646)	30,646	-	-
Accrued interest	-	(584)	-	(584)
Accrued compensation and related benefits	435	(583)	-	(148)
Income taxes payable	1	1,502	-	1,503
Other liabilities	(634)	(2,109)	-	(2,743)
Net cash flows used in operating activities from discontinued operations	744	(54)	-	690
Net cash flows from (used in) operating activities	584	44,859	-	45,443
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,058)	(1,470)	-	(4,528)
Cash paid for acquisitions	-	-	-	-)
Investment in subsidiaries	-	-	-	-
Proceeds from sale of assets	-	-	-	-
Purchase of intangible assets	-	(343)	-	(343)
Deposits and payments for station purchases and other assets	-	-	-	-)
Net cash flows used in investing activities from discontinued operations	-	-	-	-
Net cash flows (used in) from investing activities	(3,058)	(1,813)	-	(1,813)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Subordinated Notes	-	(1,220)	-	(1,220)
Repayment of other debt	-	(153)	-	(153)
Proceeds from credit facility	-	116,500	-	116,500
Repurchase of common stock	-	(19,697)	-	(19,697)
Payment of credit facility	-	(136,670)	-	(136,670)
Payment of bank financing costs	-	(1,658)	-	(1,658)
Net cash flows used in financing activities	-	(42,898)	-	(42,898)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,474)	148	-	(2,326)
CASH AND CASH EQUIVALENTS, beginning of period	2,601	19,688	-	22,289
CASH AND CASH EQUIVALENTS, end of period	$127	$19,836	$-	$19,963

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(As Adjusted - See Note 1)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(234,470)	$(302,944)	$234,470	$(302,944)
Noncontrolling interest in income of subsidiaries	-	3,997	-	3,997
Consolidated net loss	(234,470)	(298,947)	234,470	(298,947)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	9,929	9,093	-	19,022
Amortization of debt financing costs	-	2,591	-	2,591
Deferred income taxes	-	(49,687)	-	(49,687)
Impairment of long-lived assets	328,972	94,248	-	423,220
Equity in net losses of affiliated company	-	3,652	-	3,652
Stock-based compensation and other non-cash compensation	389	1,343	-	1,732
Gain on retirement of debt	-	(74,017)	-	(74,017)
Amortization of contract inducement and termination fee	(896)	(999)	-	(1,895)
Change in interest due on stock subscription receivable	-	(20)	-	(20)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(2,921)	1,121	-	(1,800)
Prepaid expenses and other current assets	(198)	(373)	-	(571)
Other assets	(165)	(801)	-	(966)
Accounts payable	1,648	(1,914)	-	(266)
Due to corporate/from subsidiaries	(50,128)	50,128	-	-
Accrued interest	-	(8,921)	-	(8,921)
Accrued compensation and related benefits	590	(6,029)	-	(5,439)
Income taxes payable	-	(4,433)	-	(4,433)
Other liabilities	(11,733)	16,632	-	4,899
Net cash flows used in operating activities from discontinued operations	1,322	4,356	-	5,678
Net cash flows from (used in) operating activities	42,339	(262,977)	234,470	13,832
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,002)	(7,539)	-	(12,541)
Cash paid for acquisitions	(34,918)	(35,537)	-	(70,455)
Investment in subsidiaries	-	234,470	(234,470)	-
Proceeds from sale of assets	-	150,224	-	150,224
Purchase of intangible assets	(474)	(342)	-	(816)
Deposits and payments for station purchases and other assets	-	(215)	-	(215)
Net cash flows used in investing activities from discontinued operations	(166)	-	-	(166)
Net cash flows (used in) from investing activities	(40,560)	341,061	(234,470)	66,031
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Subordinated Notes	-	(120,787)	-	(120,787)
Repayment of other debt	-	(1,004)	-	(1,004)
Proceeds from credit facility	-	227,000	-	227,000
Repurchase of common stock	-	(12,104)	-	(12,104)
Payment of credit facility	-	(170,299)	-	(170,299)
Payment of stock subscriptions receivable	-	1,737	-	1,737
Payment to noncontrolling interest shareholders of Reach Media	-	(6,364)	-	(6,364)
Net cash flows used in financing activities	-	(81,821)	-	(81,821)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,779	(3,737)	-	(1,958)
CASH AND CASH EQUIVALENTS, beginning of period	822	23,425	-	24,247
CASH AND CASH EQUIVALENTS, end of period	$2,601	$19,688	$-	$22,289

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(As Adjusted - See Note 1)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(202,996)	$(391,500)	$202,996	$(391,500)
Noncontrolling interest in income of subsidiaries	-	3,910		3,910
Consolidated net loss	(202,996)	(387,590)	202,996	(387,590)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	5,881	8,799	-	14,680
Amortization of debt financing costs	-	2,241	-	2,241
Deferred income taxes	-	(28,013)	-	(28,013)
Impairment of long-lived assets	206,828	4,223	-	211,051
Equity in net losses of affiliated company	-	15,836	-	15,836
Stock-based compensation and other non-cash compensation	1,200	1,791	-	2,991
Amortization of contract inducement and termination fee	(896)	(913)	-	(1,809)
Change in interest due on stock subscription receivable	-	(75)	-	(75)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	952	2,558	-	3,510
Prepaid expenses and other current assets	(481)	(744)	-	(1,225)
Income tax receivable	-	1,296	-	1,296
Other assets	41	(399)	-	(358)
Due to corporate/from subsidiaries	(18,564)	18,564	-	-
Accounts payable	(1,669)	(2,620)	-	(4,289)
Accrued interest	-	(270)	-	(270)
Accrued compensation and related benefits	223	(1,453)	-	(1,230)
Income taxes payable	-	1,997	-	1,997
Other liabilities	(1,027)	1,221	-	194
Net cash flows from operating activities from discontinued operations	15,012	200,065		215,077
Net cash flows from (used in) operating activities	4,504	(163,486)	202,996	44,014
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,164)	(5,651)	-	(9,815)
Equity investments	-	(12,590)	-	(12,590)
Investment in subsidiaries	-	202,996	(202,996)	-
Proceeds from sale of assets	-	108,100	-	108,100
Deposits and payments for station purchases and other assets	-	(5,904)	-	(5,904)
Net cash flows used in investing activities from discontinued operations	(388)	(935)	-	(1,323)
Net cash flows (used in) from investing activities	(4,552)	286,016	(202,996)	78,468
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(14)	(124,683)	-	(124,697)
Payment of bank financing costs	-	(3,004)	-	(3,004)
Payment to noncontrolling interest shareholders in Reach Media	-	(2,940)	-	(2,940)
Net cash flows used in financing activities	(14)	(130,627)	-	(130,641)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(62)	(8,097)	-	(8,159)
CASH AND CASH EQUIVALENTS, beginning of period	884	31,522	-	32,406
CASH AND CASH EQUIVALENTS, end of period	$822	$23,425	$-	$24,247

20.  SUBSEQUENT EVENTS:

Subsequent to December 31, 2009, we noted that certain of our subsidiaries identified as guarantors in our financial statements did not have requisite guarantees filed with the trustee as required under the terms of the indentures (the “Non-Joinder of Certain Subsidiaries”).  The Non-Joinder of Certain Subsidiaries caused a non-monetary, technical default under the terms of the relevant indentures at December 31, 2009, causing a non-monetary, technical cross-default at December 31, 2009 under the terms of our Credit Agreement dated as of June 13, 2005.  We have since joined the relevant subsidiaries as guarantors under the relevant indentures (the “Joinder”).  Further, on March 30, 2010, we entered into a third amendment (the “Third Amendment”) to the Credit Agreement.  The Third Amendment provides for, among other things: (i) a $100.0 million revolver commitment reduction under the bank facilities; (ii) a 1.0% floor with respect to any loan bearing interest at a rate determined by reference to the adjusted LIBOR; (iii) certain additional collateral requirements; (iv) certain limitations on the use of proceeds from the revolving loan commitments; (v) the addition of Interactive One, LLC as a guarantor of the loans under the Credit Agreement and under the notes governed by the Company’s 2001 and 2005 senior subordinated debt documents; (vi) the waiver of the technical cross-defaults that existed as of December 31, 2009 and through the date of the amendment arising due to the Non-Joinder of Certain Subsidiaries; and (vii) the payment of certain fees and expenses of the lenders in connection with their diligence in connection with the amendment.  With the Joinder and waivers included in the Third Amendment, we believe we are currently in compliance with all of our debt covenants as of the date of the filing of this Form 10-K, and based on current projections, the Company believes it is probable that it will be in compliance with all debt covenants through December 31, 2010.

A new stock option and restricted stock plan (“the 2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The terms of the 2009 Stock Plan are substantially similar to the prior Plan.  The compensation committee and the non-executive members of the Board of Directors have approved a long-term incentive plan (the “2009 LTIP”) for certain “key” employees of the Company. The purpose of the 2009 LTIP is to retain and incent these “key” employees in light of sacrifices they have made as a result of the cost savings initiatives in response to current economic conditions. These sacrifices included not receiving performance-based bonuses in 2008 and salary reductions and shorter work weeks in 2009 in order to provide expense savings and financial flexibility to the Company. The 2009 LTIP is comprised of 3,250,000 shares (the “LTIP Shares”) of the 2009 Stock Plan’s 8,250,000 shares of Class D Common Stock. Awards of the LTIP Shares have been granted in the form of restricted stock and allocated among 31 employees of the Company, including the named executive officers. The named executive officers were allocated LTIP Shares as follows: (i) Chief Executive Officer (“CEO”) (1.0 million shares); (ii) the Chairperson (300,000 shares); (iii) the Chief Financial Officer (“CFO”) (225,000 shares); (iv) the Chief Administrative Officer (“CAO”) (225,000 shares); and (v) the President of the Radio Division (“PRD”) (130,000 shares). The remaining 1,370,000 shares were allocated among 26 other “key” employees. All awards will vest in three installments.  The awards were granted effective January 5, 2010 and the first installment of 33% will vest on June 5, 2010.  The remaining two installments will vested equally on June 5, 2011 and 2012.

RADIO ONE, INC. AND SUBSIDIARIES

 SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2009, 2008 and 2007

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
2009	$3,520	$2,124	$-	$2,993	$2,651
2008	1,862	4,946	55	3,343	3,520
2007	3,721	1,269	-	3,128	1,862

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions(1)	Balance at End of Year
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
2009	$205,756	$21,958	$-	$305	$228,019
2008	133,977	69,212	1,088	(1,479)	205,756
2007	2,248	132,085	-	(356)	133,977

(1) Relates to an increase or (decrease) to the valuation allowance for deferred tax assets pertaining to interest rate swaps charged to accumulated other comprehensive income instead of provision for income taxes.

S-1