Form 10-Q
period 2010-03-31
RADIO ONE, INC.
filed 2010-05-17
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
 ________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2010
Class A Common Stock, $.001 Par Value	2,980,641
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	3,121,048
Class D Common Stock, $.001 Par Value	45,531,353

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

•
other factors mentioned in our filings with the Securities and Exchange Commission including the factors discussed in detail in Item 1A, “Risk Factors,” contained in our 2009 Annual report on Form 10-K.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
		(As Adjusted-
		See Note 1)

	(In thousands, except share data)

NET REVENUE	$59,018	$60,310
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $0 and $31, respectively	18,585	19,956
Selling, general and administrative, including stock-based compensation of $402 and $95, respectively	23,007	23,501
Corporate selling, general and administrative, including stock-based compensation of $1,611 and $357, respectively	8,896	5,490
Depreciation and amortization	4,721	5,231
Impairment of long-lived assets	—	48,953
Total operating expenses	55,209	103,131
Operating income (loss)	3,809	(42,821)
INTEREST INCOME	25	18
INTEREST EXPENSE	9,235	10,779
GAIN ON RETIREMENT OF DEBT	—	1,221
EQUITY IN INCOME OF AFFILIATED COMPANY	909	1,150
OTHER (EXPENSE) INCOME, net	(477)	50
Loss before (benefit from) provision for income taxes, noncontrolling interest in (loss) income of subsidiaries and income (loss) from discontinued operations	(4,969)	(51,161)
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(309)	7,071
Net loss from continuing operations	(4,660)	(58,232)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	63	(334)
CONSOLIDATED NET LOSS	(4,597)	(58,566)
NONCONTROLLING INTEREST IN (LOSS) INCOME OF SUBSIDIARIES	(29)	871
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,568)	$(59,437)

BASIC AND DILUTED CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Continuing operations	$(0.09)	$(0.84)
Discontinued operations, net of tax	(0.00)	(0.00)
Consolidated net loss attributable to common stockholders	$(0.09)	$(0.84)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	50,844,148	70,719,332
Diluted	50,844,148	70,719,332

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2010	December 31, 2009
	(Unaudited)

	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,958	$19,963
Trade accounts receivable, net of allowance for doubtful accounts of $2,315 and $2,651, respectively	47,482	47,019
Prepaid expenses and other current assets	5,702	4,950
Current assets from discontinued operations	86	424
Total current assets	63,228	72,356
PROPERTY AND EQUIPMENT, net	38,688	40,585
GOODWILL	137,493	137,517
RADIO BROADCASTING LICENSES	698,645	698,645
OTHER INTANGIBLE ASSETS, net	35,454	35,059
INVESTMENT IN AFFILIATED COMPANY	48,494	48,452
OTHER ASSETS	2,970	2,854
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	12	74
Total assets	$1,024,984	$1,035,542

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,102	$4,160
Accrued interest	3,951	9,499
Accrued compensation and related benefits	11,631	10,249
Income taxes payable	1,502	1,533
Other current liabilities	10,757	7,236
Current portion of long-term debt	346,522	18,010
Current liabilities from discontinued operations	2,551	2,949
Total current liabilities	379,016	53,636
LONG-TERM DEBT, net of current portion	302,510	635,524
OTHER LONG-TERM LIABILITIES	10,272	10,185
DEFERRED TAX LIABILITIES	87,583	88,144
Total liabilities	779,381	787,489

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,980,641 and 2,981,841 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 45,531,353 and 42,280,153 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	45	42
Accumulated other comprehensive loss	(1,952)	(2,086)
Additional paid-in capital	1,016,522	1,014,512
Accumulated deficit	(774,980)	(770,412)
Total stockholders’ equity	239,644	242,065
Noncontrolling interest	5,959	5,988
Total equity	245,603	248,053
Total liabilities and equity	$1,024,984	$1,035,542

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

	Radio One, Inc. Stockholders
	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Comprehensive Loss	Accumulated Other Comprehensive Loss	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	(In thousands)
BALANCE, as of December 31, 2009	$—	$3	$3	$3	$42		$(2,086)	$1,014,512	$(770,412)	$5,988	$248,053
Comprehensive loss:
Consolidated net loss	—	—	—	—	—	$(4,597)	—	—	(4,568)	(29)	(4,597)
Change in unrealized loss on derivative and hedging activities, net of taxes	—	—	—	—	—	134	134	—	—	—	134
Comprehensive loss						$(4,463)
Stock-based compensation expense	—	—	—	—	3		—	2,010	—	—	2,013
BALANCE, as of March 31, 2010	$—	$3	$3	$3	$45		$(1,952)	$1,016,522	$(774,980)	$5,959	$245,603

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Three Months Ended March 31,
	2010	2009
	(Unaudited)
		(As Adjusted – See Note 1)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	(4,597)	(58,566)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	4,721	5,231
Amortization of debt financing costs	612	602
Write off of debt financing costs	645	—
Deferred income taxes	(383)	5,726
Impairment of long-lived assets	—	48,953
Equity in income of affiliated company	(909)	(1,150)
Stock-based compensation	2,013	483
Gain on retirement of debt	—	(1,221)
Amortization of contract inducement and termination fee	—	(474)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(463)	9,132
Prepaid expenses and other assets	(752)	987
Other assets	553	837
Accounts payable	(2,059)	(411)
Accrued interest	(5,548)	(5,841)
Accrued compensation and related benefits	1,381	(177)
Income taxes payable	(31)	1,418
Other liabilities	3,751	(3,080)
Net cash flows (used in) provided from operating activities of discontinued operations	(62)	537
Net cash flows (used in) provided from operating activities	(1,128)	2,986
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,072)	(1,148)
Purchase of other intangible assets	—	(39)
Net cash flows used in investing activities	(1,072)	(1,187)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of other debt	—	(153)
Proceeds from credit facility	—	80,000
Repayment of credit facility	(4,502)	(75,570)
Repurchase of senior subordinated notes	—	(1,220)
Debt refinancing and modification costs	(3,303)	—
Repurchase of common stock	—	(6,843)
Net cash flows used in financing activities	(7,805)	(3,786)
DECREASE IN CASH AND CASH EQUIVALENTS	(10,005)	(1,987)
CASH AND CASH EQUIVALENTS, beginning of period	19,963	22,289
CASH AND CASH EQUIVALENTS, end of period	$9,958	$20,302

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$14,171	$16,018
Income taxes	$106	$17

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

In December 2009, the Company ceased publication of our urban-themed lifestyle periodical Giant Magazine. The remaining assets and liabilities of this publication have been classified as discontinued operations as of March 31, 2010 and December 31, 2009, and the publication’s results from operations for the three months ended March 31, 2010 and 2009, have been classified as discontinued operations in the accompanying consolidated financial statements.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s two reportable segments: (i) Radio Broadcasting; and (ii) Internet. (See Note 10 – Segment Information.)

(b)  Interim Financial Statements

The interim consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In management’s opinion, the interim financial data presented herein include all adjustments (which include only normal recurring adjustments) necessary for a fair presentation. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K.

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

(c)  Financial Instruments

Financial instruments as of March 31, 2010 and December 31, 2009 consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, note payable, long-term debt and subscriptions receivable. The carrying amounts approximated fair value for each of these financial instruments as of March 31, 2010 and December 31, 2009, except for the Company’s outstanding senior subordinated notes. The 8 7/8% Senior Subordinated Notes due July 2011 had a carrying value of $101.5 million and a fair value of approximately $92.4 million as of March 31, 2010, and a carrying value of $101.5 million and a fair value of approximately $78.2 million as of December 31, 2009. The 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $200.0 million and a fair value of approximately $163.0 million as of March 31, 2010, and a carrying value of $200.0 million and a fair value of approximately $142.0 million as of December 31, 2009. The fair values were determined based on the current trading values of these instruments.

(d)  Revenue Recognition

The Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $6.6 million and $5.5 million for the three months ended March 31, 2010 and 2009, respectively.

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

(e)  Barter Transactions

The Company provides broadcast advertising time in exchange for programming content and certain services. In accordance with ASC 605, “Revenue Recognition,” the terms of these exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended March 31, 2010 and 2009, barter transaction revenues were $815,000 and $757,000, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $764,000 and $716,000 and $51,000 and $41,000, for the three months ended March 31, 2010 and 2009, respectively.

(f)  Comprehensive Loss

The Company’s comprehensive loss consists of net loss attributable to common stockholders and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive loss consists of income on derivative instruments that qualify for cash flow hedge treatment. (See Note 6 - Derivative Instruments and Hedging Activities.)

The following table sets forth the components of comprehensive loss:

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
	(In thousands)

Consolidated net loss	$(4,597)	$(58,566)
Other comprehensive income (net of tax benefit of $0 and $0, respectively):
Derivative and hedging activities	134	55
Comprehensive loss	(4,463)	(58,511)
Comprehensive (loss) income attributable to the noncontrolling interest	(29)	871
Comprehensive loss attributable to common stockholders	$(4,434)	$(59,382)

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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Numerator:
Consolidated net loss attributable to common stockholders	$(4,568)	$(59,437)
Denominator:
Denominator for basic net loss per share - weighted-average outstanding shares	50,844,148	70,719,332
Effect of dilutive securities:
Stock options and restricted stock	-	-
Denominator for diluted net loss per share - weighted-average outstanding shares	50,844,148	70,719,332

Net loss attributable to common stockholders per share - basic	$(0.09)	$(0.84)
Net loss attributable to common stockholders per share - diluted	$(0.09)	$(0.84)

      All stock options and restricted stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
	(In thousands)

Stock options	5,404	5,540
Restricted stock	3,592	576

(h) Fair Value Measurements

      We report our financial and non-financial assets and liabilities measured at fair value on a recurring and non-recurring basis under the provisions of ASC 820, “Fair Value Measurements and Disclosures.” ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

      As of March 31, 2010 and December 31, 2009, the fair values of our financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)

As of March 31, 2010
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$1,952	$—	$1,952	$—
Employment agreement award (b)	5,118	—	—	5,118
Total	$7,070	$—	$1,952	$5,118

As of December 31, 2009
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$2,086	$—	$2,086	$—
Employment agreement award (b)	4,657	—	—	4,657
Total	$6,743	$—	$2,086	$4,657

(a) Based on London Interbank Offered Rate (“LIBOR”).

(b)  Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in calculating the fair valuation of the award. (See Note 6 – Derivative Instruments and Hedging Activities.)

      The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2010.

Employment Agreement Award
(Unaudited)
(In thousands)

Balance at December 31, 2009	$4,657
Losses included in earnings (realized/unrealized)	461
Changes in accumulated other comprehensive loss	—
Purchases, issuances, and settlements	—
Balance at March 31, 2010	$5,118

The amount of total gains for the period included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date	$(461)

      Losses included in earnings (realized/unrealized) were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the three months ended March 31, 2010.

Certain assets and liabilities are measured at fair value on a non-recurring basis.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired. These assets were not impaired during the three months ended March 31, 2010 and therefore were not reported at fair value.

(i) Impact of Recently Issued Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amends the guidance on variable interest entities (“VIE”) in ASC 810, “Consolidation.” Effective January 1, 2010, the new guidance requires more qualitative than quantitative analyses to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, amends certain guidance for determining whether an entity is a VIE and requires additional year-end and interim disclosures. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new accounting guidance became effective for our Company on January 1, 2010, and is being applied prospectively.

In June 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles,” which establishes the ASC as the source of authoritative non-SEC U.S. GAAP for non-governmental entities. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of ASC 105 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which addresses accounting and disclosure requirements related to subsequent events. It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued. In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to remove all requirements for SEC filers to disclose the date through which subsequent events are considered. The amendment became effective upon issuance. The Company has provided the required disclosures regarding subsequent events in Note 16 – Subsequent Events.

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

      (j) Liquidity

The Company continually projects its anticipated cash needs, which include, but are not limited to, its operating needs, capital requirements, the TV One funding commitment and principal and interest payments on its indebtedness. Management’s most recent revenue, operating income and cash flow projections considered the recent gradual improvement in both the economy and advertising environment, and the projections compare more favorably to prior periods during which the economic downturn persisted. For instance, based on analysts’ projected recovery estimates for the advertising environment and specifically the radio industry, which is supported by our order pacings at the time of filing of this form 10-Q, we have projected revenue growth of mid-single digits for fiscal year 2010. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through March 31, 2011 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through additional borrowings available under the credit agreement that the Company entered into a with a syndicate of banks in June 2005 (the “Credit Agreement”). The borrowing capacity available under the Credit Agreement was approximately $10.0 million at March 31, 2010. Based on these projections, management also believes it is probable that the Company will be in compliance with its debt covenants through March 31, 2011. It should be noted that certain covenants either have or will become considerably more restrictive in 2010. Specifically, the interest coverage ratio has changed from no less than 1.75 to 1.00 at December 31, 2009 to no less than 2.00 to 1.00 for the period January 1, 2010 to December 31, 2010, and the total leverage ratio will step down from no greater than 7.25 to 1.00 at December 31, 2009 to no greater than 6.50 to 1.00 effective July 1, 2010 to September 30, 2011. Management projects it will likely need to pay down borrowings under the Credit Agreement to maintain compliance with the leverage ratio required in 2010.

The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been refinanced or repurchased prior to such date) or (b) June 30, 2012. Management believes it is probable that the Company will refinance the 8 7/8% Senior Subordinated Notes prior to January 1, 2011.

As of March 31, 2010, the Company had outstanding approximately $346.5 million on its credit facility, all of which was classified as current portion of long-term debt in the consolidated balance sheet.

Management’s projections are dependent on the continuation of the recently improving economic and advertising environments, and any adverse fluctuations, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly or do not continue to rebound, or if other adverse factors outside the Company’s control arise, our operations could be negatively impacted, and the Company’s ability to maintain compliance with its debt covenants could be negated or even prevented. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions and deferrals, seeking its share of distributions from TV One and further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments, subject to our available liquidity to make such repurchases. It should be noted that the TV One distributions require the consent of third-parties and there is no assurance that such third-party consents would be granted. These third parties did approve TV One distributions for the fourth quarter of 2009 and the first quarter of 2010.

If the above measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through an amendment or waiver of covenant noncompliance with its lenders, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in reaching any definitive agreement to obtain relief from its debt covenant requirements in these circumstances. Failure to comply with its debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.

We have retained a financial advisor and are currently evaluating various alternatives with respect to our upcoming debt maturities and other strategic initiatives that we may undertake in the future. These alternatives include entering into one or more amendments, refinancing transactions, retiring or purchasing our outstanding indebtedness through cash purchases, prepayments and/or exchanges for newly issued debt or equity securities or obligations, in open market purchases or privately negotiated transactions.  Our ability to consummate such amendments, refinancings, repurchases, prepayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, some of which may be beyond our control. Accordingly, while management believes it is probable, there is no assurance that the Company will successfully enter into any definitive agreements for such alternatives, or that any of the strategic initiatives being assessed will occur in the future.

(k)  Major Customer

During 2009 and in prior years, we generated over 10% of our consolidated net revenues from a single customer, Radio Networks, Inc.  (“Radio Networks”), a sales representation company owned by Citadel Broadcasting Corporation (“Citadel”).

Under agreements between the Company’s owned radio stations and Radio Networks, and in accordance with ASC 605, “Revenue Recognition,” the Company generated revenue through barter agreements whereby advertising time was exchanged for programming content (the “RN Barter Revenue”).

Under a separate sales representation agreement between our subsidiary Reach Media, and Radio Networks (the “Sales Representation Agreement”), Reach Media was paid an annual guarantee in exchange for providing the rights to Radio Networks to sell advertising inventory on Reach Media’s 105 affiliate radio stations broadcasting the Tom Joyner Morning Show.  Radio Networks also served as sales representative for Reach Media’s Internet advertising and special events.  This agreement, which commenced in 2003, expired on December 31, 2009.

In November 2009, Reach Media entered into a new sales representation agreement (the “New Sales Representation Agreement”) with Radio Networks whereby Radio Networks serves as the sales representative for the out of show portions of Reach Media’s advertising inventory for the period beginning January 1, 2010 through December 31, 2012.  Under the New Sales Representation Agreement, which is now commissioned based, there are no minimum guarantees on revenue.  Consequently, we believe it is unlikely that total revenue to be generated from Radio Networks will exceed 10% in future periods.

For the three months ended March 31, 2009, net revenues attributable to the RN Barter Revenue and Sales Representation Agreement were approximately $8.6 million, all of which was reported in our Radio Broadcasting segment.

2.  ACQUISITIONS:

In February 2005, the Company acquired approximately 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D common stock valued at approximately $25.4 million. A subsidiary of Citadel, Reach Media’s sales representative and an investor in the company, owned a noncontrolling interest in Reach Media. In November 2009, that subsidiary sold its ownership interest to Reach Media in exchange for a $1.0 million note due in December 2011 (See Note 7 – Long-Term Debt) as an inducement for Reach Media to execute a new sales representation agreement. This transaction increased Radio One’s common stock interest in Reach Media to 53.5%.

3.  DISCONTINUED OPERATIONS:

In December 2009, the Company ceased publication of Giant Magazine. The remaining assets and liabilities of this publication have been classified as discontinued operations as of March 31, 2010 and 2009, and the publication’s results from operations for the three months ended March 31, 2010 and 2009, have been classified as discontinued operations in the accompanying consolidated financial statements.

The following table summarizes the operating results for Giant Magazine and all of the stations sold and classified as discontinued operations for all periods presented:

	Three Months Ended March 31,
	2010	2009
	(In thousands)

Net revenue	$(3)	$361
Station operating expenses	(71)	926
Depreciation and amortization	3	24
Loss (gain) on sale of assets	2	(344)
Income (loss) before income taxes	63	(245)
Provision for income taxes	—	89
Income (loss) from discontinued operations, net of tax	$63	$(334)

The assets and liabilities of these stations classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	As of
	March 31,	December 31,
	2010	2009
	(Unaudited)
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$86	$424
Total current assets	86	424
Property and equipment, net	12	14
Intangible assets, net	—	60
Total assets	$98	$498
Current liabilities:
Accounts payable	$—	$91
Accrued compensation and related benefits	—	70
Other current liabilities	2,551	2,788
Total current liabilities	2,551	2,949
Total liabilities	$2,551	$2,949

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

Since our October 2009 annual goodwill impairment test, the Company revised its internal projections for Reach Media due to lower than expected operating results during the first quarter of 2010. Reach Media’s first quarter 2010 net revenues declined 23.6% from the prior year, which led the Company to lower its financial projections below those assumed in the 2009 annual testing. The decline in net revenues was driven by the transition from a guaranteed revenue sales representation agreement with Citadel to sell all advertising inventory for the Tom Joyner Morning Show, to a commissioned based agreement with Citadel selling out-of-show inventory and Reach Media selling in-show inventory. The Company deemed this revenue decline as a triggering event that warranted interim impairment testing of goodwill attributable to Reach Media. We performed such testing as of February 28, 2010 and concluded that the goodwill carrying value for Reach Media had not been impaired. There was no impairment charge recorded for the three months ended March 31, 2010.

During the first quarter of 2009, the prolonged economic downturn at that time caused further deterioration to the then current 2009 outlook for the radio industry, and resulted in further significant revenue and profitability declines beyond levels assumed in our 2008 annual impairment testing. As a result, we made reductions to our internal projections and given the adverse impact on terminal values, we deemed the then worsening radio outlook and the lowering of our early 2009 internal projections as impairment indicators that warranted interim impairment testing of our radio broadcasting licensees and goodwill associated with our radio markets, which we performed as of February 28, 2009. The outcome of our interim testing was to record impairment charges against radio broadcasting licenses in 11 of our 16 markets, for approximately $49.0 million, for the three months ended March 31, 2009. The Company concluded that goodwill had not been impaired during the first quarter of 2009.

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to provide independent analysis when evaluating the fair value of our radio broadcasting licenses and reporting units, including goodwill. Fair value is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Effective January 1, 2002, we began using the income approach to test for impairment of radio broadcasting licenses. We believe this method of valuation to be consistent with ASC 805-20-S-99-3, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” A projection period of 10 years is used, as that is the time horizon in which operators and investors generally expect to recover their investments. When evaluating our radio broadcasting licenses for impairment, the testing is done at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a clustering of radio stations into one of our 16 geographical radio markets.  Broadcasting license fair values are based on the estimated after-tax discounted future cash flows of the applicable unit of accounting assuming an initial hypothetical start-up operation which possesses FCC licenses as the only asset. Over time, it is assumed the operation acquires other tangible assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market. The income approach model incorporates several variables, including, but not limited to: (i) radio market revenue estimates and growth projections; (ii) estimated market share and revenue for the hypothetical participant; (iii) likely media competition within the market; (iv) estimated start-up costs and losses incurred in the early years; (v) estimated profit margins and cash flows based on market size and station type; (vi) anticipated capital expenditures; (vii) probable future terminal values; (viii) an effective tax rate assumption; and (ix) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures. Since our annual October 2008 assessment, we have not made any changes to the methodology for valuing broadcasting licenses.

Compared to our October 2008 annual testing, the projections incorporated into our February 2009 license valuations were more conservative and included updated assumptions relative to the prolonged economic downturn at that time, which led to a further weakened, deteriorating and less profitable radio marketplace with reduced potential for growth. Specifically, while we kept the discount rate at 10.5%, we increased the 2009 radio marketplace revenue decline from (8.0)% to a range of (13.1)% to (17.7)%, which in most cases decreased market share ranges. We assumed a slight recovery, with growth rates ranging from 0.3% to 0.5% in Year 2, which is 2010. Industry growth rates can still vary significantly year to year based upon the even and odd numbered years in the projection period, which is reflective of what could be significant cyclical content for political advertising in the even numbered years.

Although the industry has responded to declining revenues with significant cost-cutting initiatives, profitability levels are still adversely impacted, as fixed costs represent a large component of a station’s operating costs. Depending on the given market, we lowered the minimum profit margin by as much as 230 basis points between the annual October 2008 and interim February 2009 assessments.

Below are other key assumptions used in the income approach model for estimating broadcasting licenses fair values for the annual October 2008 and interim February 2009 impairment tests.

Radio Broadcasting Licenses	October 1, 2008	February 28, 2009
(In millions)
Pre-tax impairment charge	$ 51.2	$ 49.0

Discount Rate	10.5%	10.5%
2009 Market Revenue Growth or Decline Rate or Range	(8.0)%	(13.1)% - (17.7)%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.5%
Mature Market Share Range	1.2% - 27.0%	1.2% - 27.0%
Operating Profit Margin Range	20.0% - 50.7%	17.7% - 50.7%

The recent improving economy and credit markets and the current recovery of the advertising industry have contributed to more stable valuations for these intangible assets. In addition, there were no impairment triggering events warranting impairment testing of our radio broadcasting licenses for the three month period ended March 31, 2010.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 20 reporting units as of our October 2009 annual impairment assessment. For the purpose of valuing goodwill, the 20 reporting units consist of the 16 radio markets and four other business divisions. In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we also use the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are generally based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. We have not made any changes to the methodology for determining the fair value of our reporting units.

For the February 2010 goodwill interim impairment test of Reach Media, using updated internal projections for Reach Media, we lowered the Year 1 2010 revenue growth rate to 8.5% (including giving effect to seasonal revenue fluctuations) from the 16.5%, which was previously assumed in our October 2009 annual assessment. The 2010 revenue growth rate was lowered to reflect Reach Media net revenues and cash flows which were substantially down for the quarter ended March 31, 2010, thus causing the Company to revise its projections below those assumed in our 2009 annual impairment test. The revenue decline was attributable to the transition from a guaranteed revenue sales representation agreement with Citadel to sell all advertising inventory for the Tom Joyner Morning Show, to a commissioned based agreement with Citadel selling out-of-show inventory and Reach Media selling in-show inventory.

Below are key assumptions used in the income approach model for estimating the fair value for Reach Media for both, the annual October 2009 and interim February 2010 impairment tests. When compared to a 10.5% discount rate used for assessing radio market reporting units as part of the 2009 annual testing, the higher discount rate used in this assessment reflects a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner.

Reach Media Goodwill (Reporting Unit Within the Radio Broadcasting Segment)	October 1, 2009	February 28, 2010
	(In millions)
Pre-tax impairment charge	$–	$–

Discount Rate	14.0%	13.5%
Year 1 Revenue Growth Rate (a)	16.5%	8.5%
Long-term Revenue Growth Rate Range (Years 6 – 10)	2.5% - 3.0%	2.5% – 3.0%
Operating Profit Margin Range	27.2% - 35.3%	22.7% - 31.4%

(a)
The Year 1 revenue growth rate in both assessments is driven by the September 2009 amendment of Reach Media’s sales representation agreement with Citadel, whereby the guaranteed revenue paid to Reach Media by Citadel was reduced by $2.0 million in the forth quarter of 2009, the final quarter for the term of the agreement. Effective January 2010, Reach Media and Citadel are now party to a commission based sales representation agreement, whereby Citadel sells out-of-show inventory for the Tom Joyner Morning Show. Reach Media now sells all in-show inventory.

As a result of the February 2010 interim impairment test, the Company concluded that the carrying value of goodwill attributable to Reach Media had not been impaired.

Goodwill Valuation Results

The table below presents the changes in the carrying amount of goodwill by segment and reporting unit during the three month period ended March 31, 2010. The actual reporting units are not disclosed so as to not make publicly available sensitive information that could potentially be competitively harmful to the Company.

				Changes in Goodwill Carrying Value
	As of December 31, 2009			Three months ended March 31, 2010			As of March 31, 2010
	Aggregate	Accumulated					Aggregate	Accumulated
	Goodwill	Impairment		Impairment	Acquisitions/	Other	Goodwill	Impairment
Reporting Unit	Acquired	Losses	Goodwill	Losses	Dispositions	Activity	Acquired	Losses	Goodwill
	(In thousands)

Reporting Unit 3	$1,846	$(1,846)	$-	$-	$-	$-	$1,846	$(1,846)	$-
Reporting Unit 4	528	(528)	-	-	-	-	528	(528)	-
Reporting Unit 8	373	(373)	-	-	-	-	373	(373)	-
Reporting Unit 9	23,521	(23,521)	-	-	-	-	23,521	(23,521)	-
Reporting Unit 15	379	(379)	-	-	-	-	379	(379)	-
Reporting Unit 14	628	(628)	-	-	-	-	628	(628)	-
Reporting Unit 2	406	-	406	-	-	-	406	-	406
Reporting Unit 6	928	-	928	-	-	-	928	-	928
Reporting Unit 10	2,081	-	2,081	-	-	-	2,081	-	2,081
Reporting Unit 13	2,491	-	2,491	-	-	-	2,491	-	2,491
Reporting Unit 12	2,915	-	2,915	-	-	-	2,915	-	2,915
Reporting Unit 11	3,791	-	3,791	-	-	-	3,791	-	3,791
Reporting Unit 16	4,442	-	4,442	-	-	-	4,442	-	4,442
Reporting Unit 5	9,633	(4,559)	5,074	-	-	-	9,633	(4,559)	5,074
Reporting Unit 7	14,509	(1,622)	12,887	-	-	-	14,509	(1,622)	12,887
Reporting Unit 19	30,468	-	30,468	-	-	-	30,468	-	30,468
Reporting Unit 1	50,194	-	50,194	-	-	-	50,194	-	50,194
Radio Broadcasting Segment	149,133	(33,456)	115,677	-	-	-	149,133	(33,456)	115,677

Reporting Unit 20	-	-	-	-	-	-	-	-	-
Corporate/Eliminations/Other	-	-	-	-	-	-	-	-	-

Reporting Unit 17	-	-	-	-	-	-	-	-	-
Reporting Unit 18	21,840	-	21,840	-	-	(24)	21,816	-	21,816
Internet Segment	21,840	-	21,840	-	-	(24)	21,816	-	21,816

Total	$170,973	$(33,456)	$137,517	$-	$-	$(24)	$170,949	$(33,456)	$137,493

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill and radio broadcasting licenses, are amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	As of
	March 31, 2010	December 31, 2009	Period of Amortization
	(Unaudited)
	(In thousands)

Trade names	$17,109	$16,965	2-5 Years
Talent agreement	19,549	19,549	10 Years
Debt financing and modification costs	19,239	17,527	Term of debt
Intellectual property	13,011	13,011	4-10 Years
Affiliate agreements	7,769	7,769	1-10 Years
Acquired income leases	1,281	1,282	3-9 Years
Non-compete agreements	1,260	1,260	1-3 Years
Advertiser agreements	6,613	6,613	2-7 Years
Favorable office and transmitter leases	3,358	3,358	2-60 Years
Brand names	2,539	2,539	2.5 Years
Other intangibles	1,237	1,260	1-5 Years
	92,965	91,133
Less: Accumulated amortization	(57,511)	(56,074)
Other intangible assets, net	$35,454	$35,059

Amortization expense of intangible assets for the three months ended March 31, 2010 and 2009 was approximately $1.7 million and $2.1 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the three months ended March 31, 2010 and 2009 was $612,000 and $602,000, respectively.

The following table presents the Company’s estimate of amortization expense for the remainder of 2010 and years 2011 through 2015 for intangible assets, excluding deferred financing costs:

(In thousands)

2010 (April through December)	$5,331
2011	$5,693
2012	$5,409
2013	$4,824
2014	$4,122
2015	$246

Actual amortization expense may vary as a result of future acquisitions and dispositions.

5.  INVESTMENT IN AFFILIATED COMPANY:

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of April 30, 2007, with no additional funding investment made since then. The initial four year commitment period for funding the capital was extended to June 30, 2010, due in part to TV One’s lower than anticipated capital needs during the initial commitment period. In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One. As of March 31, 2010, the Company owned approximately 37% of TV One on a fully-converted basis.

The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the three months ended March 31, 2010 and 2009, the Company’s allocable share of TV One’s operating income was $909,000 and approximately $1.2 million, respectively.

At each of March 31, 2010 and December 31, 2009, the carrying value of the Company’s investment in TV One was approximately $48.5 million and is presented on the consolidated balance sheets as investment in affiliated company. At March 31, 2010, the Company has future contractual funding commitments of $13.7 million and the Company’s maximum exposure to loss as a result of its involvement with TV One was determined to be approximately $62.2 million, which is the Company’s carrying value of its investment plus its future contractual funding commitment.

We entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, we are providing TV One with administrative and operational support services and access to Radio One personalities. This agreement, originally scheduled to expire in January 2009, has been extended to January 2011. Under the advertising services agreement, we are providing a specified amount of advertising to TV One. This agreement was also originally scheduled to expire in January 2009 and has been extended to January 2011. In consideration of providing these services, we have received equity in TV One, and receive an annual cash fee of $500,000 for providing services under the network services agreement.

The Company is accounting for the services provided to TV One under the advertising services agreement in accordance with ASC 505-50-30, “Equity.”  As services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. The most reliable unit of measurement has been determined to be the value of underlying advertising time that is being provided to TV One. The Company recognized $457,000 and $494,000 in revenue relating to this agreement for the three months ended March 31, 2010 and 2009, respectively.

6.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

 ASC 815, “Derivatives and Hedging,” establishes disclosure requirements related to derivative instruments and hedging activities with the intent to provide users of financial statements with an enhanced understanding of: (i) how and why an entity uses derivative instruments; (ii) how derivative instruments and related hedged items are accounted for and its related interpretations; and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheet are as follows:

	Liability Derivatives
	As of March 31, 2010		As of December 31, 2009
	(Unaudited)
	(In thousands)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Current Liabilities	$251	Other Current Liabilities	$486
Interest rate swaps	Other Long-Term Liabilities	1,701	Other Long-Term Liabilities	1,600

Derivatives not designated as hedging instruments:
Employment agreement award	Other Long-Term Liabilities	5,118	Other Long-Term Liabilities	4,657
Total derivatives		$7,070		$6,743

The effect and the presentation of the Company’s derivative instruments on the consolidated statement of operations are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain in Other Comprehensive Loss on Derivative (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location	Amount
Three Months Ended March 31,
(Unaudited)
(In thousands)

	2010	2009		2010	2009		2010	2009
Interest rate swaps	$134	$55	Interest expense	$(514)	$(227)	Interest expense	$-	$-

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Loss in Income of Derivative
		Three Months Ended March 31,
		2010	2009
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(461)	$(122)

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2010, such derivatives were used to hedge the variable cash flows associated with existing floating rate debt commitments.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings.

Amounts reported in Accumulated Other Comprehensive Loss related to derivatives are reclassified to interest expense as interest payments are made on the Company’s floating rate debt. During the next 12 months, the Company estimates that an additional amount of approximately $1.3 million will be reclassified as an increase to interest expense.

Under the swap agreements, the Company pays the fixed rate listed in the table above. The counterparties to the agreements pay the Company a floating interest rate based on the three month LIBOR, for which measurement and settlement is performed quarterly. The counterparties to these agreements are international financial institutions. The Company estimates the net fair value of these instruments as of March 31, 2010 to be a liability of approximately $2.0 million. The fair value of the interest rate swap agreements is determined by obtaining quotations from the financial institutions, which are parties to the Company’s swap agreements and adjusted for credit risk.

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

As of March 31, 2010, the Company was party to an Employment Agreement executed in April 2008 with the CEO, which calls for an award that has been accounted for as a derivative instrument without a hedging relationship in accordance with the guidance under ASC 815, “Derivatives and Hedging.” Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. With the assistance of a third party valuation firm, the Company reassessed the estimated fair value of the award at March 31, 2010 to be approximately $5.1 million, and accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company, or is terminated for cause.

7.  LONG-TERM DEBT:

Long-term debt consists of the following:

	As of
	March 31, 2010	December 31, 2009
	(Unaudited)
	(In thousands)

Senior bank term debt	$40,522	$45,024
Senior bank revolving debt	306,000	306,000
8 7/8% Senior Subordinated Notes due July 2011	101,510	101,510
6 3/8% Senior Subordinated Notes due February 2013	200,000	200,000
Note payable	1,000	1,000
Total long-term debt	649,032	653,534
Less: current portion	346,522	18,010
Long-term debt, net of current portion	$302,510	$635,524

Credit Facilities

In June 2005, the Company entered into the Credit Agreement with a syndicate of banks. Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Credit Agreement was amended in April 2006, September 2007 and March 2010 to modify certain financial covenants and other provisions. The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011)  (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement is $700.0 million, consisting of a $400.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions including, but not limited, to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes.

During the quarter ended March 31, 2010, we noted that certain of our subsidiaries identified as guarantors in our financial statements did not have requisite guarantees filed with the trustee as required under the terms of the indentures governing the 6 3/8% and 8 7/8% Senior Subordinated Notes (the “Non-Joinder of Certain Subsidiaries”).  The Non-Joinder of Certain Subsidiaries caused a non-monetary, technical default under the terms of the relevant indentures at December 31, 2009, causing a non-monetary, technical cross-default at December 31, 2009 under the terms of our Credit Agreement dated June 2005.  We have since joined the relevant subsidiaries as guarantors under the relevant indentures (the “Joinder”).  Further, on March 30, 2010, we entered into a third amendment (the “Third Amendment”) to the Credit Agreement.  The Third Amendment provides for, among other things: (i) a $100.0 million revolver commitment reduction (from $500.0 million to $400.0 million) under the bank facilities; (ii) a 1.0% floor with respect to any loan bearing interest at a rate determined by reference to the adjusted LIBOR (iii) certain additional collateral requirements; (iv) certain limitations on the use of proceeds from the revolving loan commitments; (v) the addition of Interactive One, LLC as a guarantor of the loans under the Credit Agreement and under the notes governed by the Company’s 2001 and 2005 senior subordinated debt documents; (vi) the waiver of the technical cross-defaults that existed as of December 31, 2009 and through the date of the amendment arising due to the Non-Joinder of Certain Subsidiaries; and (vii) the payment of certain fees and expenses of the lenders in connection with their diligence work on the amendment.  With the Joinder and waivers included in the Third Amendment, we believe we are currently in compliance with all of our debt covenants as of the date of the filing of this Form 10-Q, and based on current projections, the Company believes it is probable that it will be in compliance with all debt covenants through March 31, 2011.

The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including:

(a)	maintaining an interest coverage ratio of no less than:

▪	1.90 to 1.00 from January 1, 2006 to September 13, 2007;
▪	1.60 to 1.00 from September 14, 2007 to June 30, 2008;
▪	1.75 to 1.00 from July 1, 2008 to December 31, 2009;
▪	2.00 to 1.00 from January 1, 2010 to December 31, 2010; and
▪	2.25 to 1.00 from January 1, 2011 and thereafter;

(b)	maintaining a total leverage ratio of no greater than:

▪	7.00 to 1.00 beginning April 1, 2006 to September 13, 2007;
▪	7.75 to 1.00 beginning September 14, 2007 to March 31, 2008;
▪	7.50 to 1.00 beginning April 1, 2008 to September 30, 2008;
▪	7.25 to 1.00 beginning October 1, 2008 to June 30, 2010;
▪	6.50 to 1.00 beginning July 1, 2010 to September 30, 2011; and
▪	6.00 to 1.00 beginning October 1, 2011 and thereafter;

(c)	maintaining a senior leverage ratio of no greater than:

▪	5.00 to 1.00 beginning June 13, 2005 to September 30, 2006;
▪	4.50 to 1.00 beginning October 1, 2006 to September 30, 2007; and
▪	4.00 to 1.00 beginning October 1, 2007 and thereafter; and

(d)	limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of March 31, 2010, approximate ratios calculated in accordance with the Credit Agreement, are as follows:

	As of March 31, 2010		Covenant Limit		Cushion

PF LTM Covenant EBITDA (In millions)	$91.2

PF LTM Interest Expense (In millions)	$36.8

Senior Debt (In millions)	$347.4
Total Debt (In millions)	$649.5

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	3.81	x	4.00	x	0.19	x

Total Leverage
Total Debt / Covenant EBITDA	7.12	x	7.25	x	0.13	x

Interest Coverage
Covenant EBITDA / Interest Expense	2.47	x	2.00	x	0.47	x

PF - Pro forma
LTM - Last twelve months
EBITDA - Earnings before interest, taxes, depreciation and amortization

At the date of the filing of this Form 10-Q and based on its most recent projections, the Company's management believes it is probable that the Company will be in compliance with all debt covenants through March 31, 2011. Based on its December 31, 2009 excess cash flow calculation, the Company made a $5.0 million term loan principal prepayment in May 2010 on its senior bank term debt. No excess cash calculation was required and, therefore, no payment was required for the year ended December 31, 2008. In March 2009 and May 2009, the Company made prepayments of $70.0 million and $31.5 million, respectively, on the term loan facility based on its excess proceeds calculation, which included asset acquisition and disposition activity for the twelve month period ended May 31, 2008.  These prepayments were funded with $70.0 million and $31.5 million in loan proceeds from the revolving facility in March 2009 and May 2009, respectively.

As of March 31, 2010, the Company had approximately $93.0 million of borrowing capacity under its revolving credit facility. Taking into consideration the financial covenants under the Credit Agreement, approximately $10.0 million of that amount was available for borrowing. The Company expects to pay down amounts under its revolving credit facility in 2010 to maintain compliance with its leverage ratio requirements in 2010.

Under the terms of the Credit Agreement, upon any breach or default under either the 8 7/8% Senior Subordinated Notes due July 2011 or the 6 3/8% Senior Subordinated Notes due February 2013, the lenders could among other actions immediately terminate the Credit Agreement and declare the loans then outstanding under the Credit Agreement to be immediately due and payable. Similarly, under the 8 7/8% Senior Subordinated Notes and the 6 3/8% Senior Subordinated Notes, a default under the terms of the Credit Agreement would constitute an event of default, and the trustees or the holders of at least 25% in principal amount of the then outstanding notes (under either class) may declare the principal of such class of note and interest to be immediately due and payable.

Interest payments under the terms of the Credit Agreement are due based on the type of loan selected. Interest on alternate base rate loans as defined under the terms of the Credit Agreement is payable on the last day of each March, June, September and December. Interest due on the LIBOR loans is payable on the last day of the interest period applicable for borrowings up to three months in duration, and on the last day of each March, June, September and December for borrowings greater than three months in duration. In addition, quarterly installments of principal on the term loan facility are payable on the last day of each March, June, September and December commencing on September 30, 2007 in a percentage amount of the principal balance of the term loan facility outstanding on September 30, 2007, net of loan repayments, of 1.25% between September 30, 2007 and June 30, 2008, 5.0% between September 30, 2008 and June 30, 2009, and 6.25% between September 30, 2009 and June 30, 2012. Based on the (i) $174.4 million net principal balance of the term loan facility outstanding on September 30, 2008, (ii) a $70.0 million prepayment in March 2009, (iii) a $31.5 million prepayment in May 2009 and (iv) a $5.0 million prepayment in May 2010, quarterly payments of $4.0 million are payable between June 30, 2010 and June 30, 2012.

The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been refinanced or repurchased prior to such date) or (b) June 30, 2012. Management believes it is probable that the Company will refinance the 8 7/8% Senior Subordinated Notes prior to January 1, 2011.

As of March 31, 2010, the Company had outstanding approximately $346.5 million on its credit facility, all of which was classified as current portion of long-term debt in the consolidated balance sheet. During the three months ended March 31, 2010 the Company repaid approximately $4.5 million.

We have retained a financial advisor and are currently evaluating various alternatives with respect to our upcoming debt maturities and other strategic initiatives that we may undertake in the future. These alternatives include entering into one or more amendments, refinancing transactions, retiring or purchasing our outstanding indebtedness through cash purchases, prepayments and/or exchanges for newly issued debt or equity securities or obligations, in open market purchases or privately negotiated transactions.  Our ability to consummate such amendments, refinancings, repurchases, prepayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, some of which may be beyond our control. Accordingly, while management believes it is probable, there is no assurance that the Company will successfully enter into any definitive agreements for such alternatives, or that any of the strategic initiatives being assessed will occur in the future.

Senior Subordinated Notes

As of March 31, 2010 and December 31, 2009, the Company had outstanding $200.0 million of its 6 3/8% Senior Subordinated Notes due February 2013 and $101.5 million of its 8 7/8% Senior Subordinated Notes due July 2011. The 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $200.0 million and a fair value of approximately $163.0 million as of March 31, 2010, and a carrying value of $200.0 million and a fair value of approximately $142.0 million as of December 31, 2009. The 8 7/8% Senior Subordinated Notes due July 2011 had a carrying value of $101.5 million and a fair value of approximately $92.4 million as of March 31, 2010, and a carrying value of $101.5 million and a fair value of approximately $78.2 million as of December 31, 2009. The fair values were determined based on the fair market value of similar instruments.

During the first quarter of 2010, we noted that certain of our subsidiaries identified as guarantors in our financial statements did not have requisite guarantees filed with the trustee as required under the terms of the indentures governing the 6 3/8% and 8 7/8% Senior Subordinated Notes (the “Non-Joinder of Certain Subsidiaries”).  The Non-Joinder of Certain Subsidiaries caused a non-monetary, technical default under the terms of the relevant indentures at December 31, 2009, causing a non-monetary, technical cross-default at December 31, 2009 under the terms of our Credit Agreement dated June 2005. We have since joined the relevant subsidiaries as guarantors under the relevant indentures (the “Joinder”).  As discussed in the section above, on March 30, 2010 the Company cured a non-monetary technical cross-default under the terms of our Credit Agreement dated June 2005 by entering into the Third Amendment. As of March 31, 2010 and through the date of the filing of this Form 10-Q, the Company is in compliance with all of our debt covenants, and based on our projects, the Company believes it is probable that it will be in compliance with all debt covenants through March 31, 2011.

Interest payments under the terms of the 6 3/8% and the 8 7/8% Senior Subordinated Notes are due in February and August, and January and July of each year, respectively.  Based on the $200.0 million principal balance of the 6 3/8% Senior Subordinated Notes outstanding on March 31, 2010, interest payments of $6.4 million are payable each February and August through February 2013.  The Company made this $6.4 million payment in February and August 2009, and in February 2010. Based on the $101.5 million principal balance of the 8 7/8% Senior Subordinated Notes outstanding on March 31, 2010, interest payments of $4.5 million are payable each January and July through July 2011. The Company made a $4.6 million interest payment in January 2009, and $4.5 million interest payment in each of July 2009 and January 2010.

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

The remaining outstanding amounts of our 8 7/8% Senior Subordinated Notes are due in July 2011.  We have retained a financial advisor and are currently evaluating various alternatives with respect to our upcoming debt maturities and other strategic initiatives that we may undertake in the future. These alternatives include entering into one or more amendments, refinancing transactions, retiring or purchasing our outstanding indebtedness through cash purchases, prepayments and/or exchanges for newly issued debt or equity securities or obligations, in open market purchases or privately negotiated transactions.  Our ability to consummate such amendments, refinancings, repurchases, prepayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, some of which may be beyond our control. Accordingly, while management believes it is probable, there is no assurance that the Company will successfully enter into any definitive agreements for such alternatives, or that any of the strategic initiatives being assessed will occur in the future.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes, the 6 3/8% Senior Subordinated Notes and the Company’s obligations under the Credit Agreement.

Note Payable

In November 2009, Reach Media issued a $1.0 million promissory note payable to a subsidiary of Citadel.  The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal is due on December 31, 2011.  The note was issued in connection with Reach Media entering into a Sales Representation and Redemption Agreement which among other things, provided for the purchase by Reach Media of certain of its stock formerly owned by that subsidiary of Citadel (See Note 2 – Acquisitions.)

Future minimum principal payments of debt as of March 31, 2010 are as follows:

	Senior Subordinated Notes	Credit Facilities	Note Payable
	(Unaudited)
	(In thousands)

April – December 2010	$—	$17,010	$—
2011	101,510	329,512	1,000
2012	—	—	—
2013	200,000	—	—
2014	—	—	—
2015 and thereafter	—	—	—
Total Debt	$301,510	$346,522	$1,000

8.  INCOME TAXES:

The effective tax rate from continuing operations for the three month period ended March 31, 2010 was 6.2%, which includes an immaterial effect for discrete items.  This rate is based on the blending of an estimated annual effective tax rate of zero for Radio One, which has a full valuation allowance for its deferred tax assets (“DTAs”), with an estimated annual effective tax rate of 35.3% for Reach Media, which does not have a valuation allowance. Generally, the 2010 estimated annual effective tax rate for Radio One would reflect an expense of $11.9 million for the increase in the deferred tax liability (“DTL”) associated with the amortization of certain of the Company’s radio broadcasting licenses for tax purposes and an expense of $249,000 for state taxes related to jurisdictions with gross receipts based income taxes.  Inclusion of these expenses in the annual effective tax rate calculation for 2010 would have resulted in a rate of 51.0%; however, the application of this rate to the pre-tax book loss for the three month period ended March 31, 2010 would have resulted in the recording of a tax benefit for this period.  Since management believes it is not more likely than not that the tax benefit will be realized, the benefit cannot be recorded and accordingly, the rate was reduced to zero.

      In 2007, the Company concluded it was more likely than not that the benefit from certain of its DTAs would not be realized. The Company considered its historically profitable jurisdictions, its sources of future taxable income and tax planning strategies in determining the amount of valuation allowance recorded. As part of that assessment, the Company also determined that it was not appropriate under generally accepted accounting principles to benefit its DTAs based on DTLs related to indefinite-lived intangibles that cannot be scheduled to reverse in the same period. Because the DTL in this case would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. As a result of this assessment, and given the then three year cumulative loss position, the uncertainty of future taxable income and the feasibility of tax planning strategies, the Company recorded a valuation allowance for its DTAs in 2007. For the three month period ended March 31, 2010, an additional valuation allowance for the current year anticipated increase to DTAs related to net operating loss carryforwards from the amortization of indefinite-lived intangibles was included in the annual effective tax rate calculation.

      On January 1, 2007, the Company adopted the provisions of ASC 740, “Income Taxes,” related to accounting for uncertainty in income taxes, which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. The nature of the uncertainties pertaining to our income tax position is primarily due to various state tax positions. As of March 31, 2010, we had approximately $6.3 million in unrecognized tax benefits. Accrued interest and penalties related to unrecognized tax benefits is recognized as a component of tax expense. During the three months ended March 31, 2010, the Company recorded an expense for interest and penalties of $32,000.  As of March 31, 2010, the Company had a liability of $237,000 for unrecognized tax benefits for interest and penalties which is included in taxes payable in the consolidated balance sheet. The Company estimates the possible change in unrecognized tax benefits prior to March 31, 2011 which could range from zero to a reduction of $72,000, due to expiring statutes.

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

 Stock Repurchase Program

In March 2008, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock through December 31, 2009, in an amount of up to $150.0 million, the maximum amount allowable under the Credit Agreement.  The amount and timing of such repurchases was based on pricing, general economic and market conditions, and the restrictions contained in the agreements governing the Company’s credit facilities and subordinated debt and certain other factors. While $150.0 million is the maximum amount allowable under the Credit Agreement, in 2005, under a prior board authorization, the Company utilized approximately $78.0 million to repurchase common stock leaving capacity of $72.0 million under the Credit Agreement. During the three months ended March 31, 2009, the Company repurchased 22,515 shares of Class A common stock at an average price of $0.57 per share for $13,000 and 14.4 million shares of Class D common stock at an average price of $0.47 per share for approximately $6.8 million. As of March 31, 2010, the Company did not have any capacity available to repurchase stock since the authorization expired by its terms on December 31, 2009.

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

A new stock option and restricted stock plan (the “2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The terms of the 2009 Stock Plan are substantially similar to the prior Plan. The Company has the authority to issue up to 8,250,000 shares of Class D common stock under the 2009 Stock Plan. As of March 31, 2010, 4,960,570 shares of Class D common stock were available for grant under the 2009 Stock Plan.

 The compensation committee and the non-executive members of the Board of Directors have approved a long-term incentive plan (the “2009 LTIP”) for certain “key” employees of the Company. The purpose of the 2009 LTIP is to retain and incent these “key” employees in light of sacrifices they have made as a result of the cost savings initiatives in response to economic conditions. These sacrifices included not receiving performance-based bonuses in 2008 and salary reductions and shorter work weeks in 2009 in order to provide expense savings and financial flexibility to the Company. The 2009 LTIP is comprised of 3,250,000 shares (the “LTIP Shares”) of the 2009 Stock Plan’s 8,250,000 shares of Class D common stock. Awards of the LTIP Shares were granted in the form of restricted stock and allocated among 31 employees of the Company, including the named executive officers. The named executive officers were allocated LTIP Shares as follows: (i) Chief Executive Officer (“CEO”) (1.0 million shares); (ii) the Chairperson (300,000 shares); (iii) the Chief Financial Officer (“CFO”) (225,000 shares); (iv) the Chief Administrative Officer (“CAO”) (225,000 shares); and (v) the President of the Radio Division (“PRD”) (130,000 shares). The remaining 1,370,000 shares were allocated among 26 other “key” employees. All awards will vest in three installments.  The awards were granted effective January 5, 2010 and the first installment of 33% will vest on June 5, 2010.  The remaining two installments will vest equally on June 5, 2011 and 2012. Pursuant to the terms of the 2009 Stock Plan, subject to the Company’s insider trading policy, a portion of each recipients' vested shares may be sold into the open market for tax purposes on or about the vesting dates.

The Company follows the provisions under ASC 718, “Compensation - Stock Compensation,” using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. These stock-based awards do not participate in dividends until fully vested. The fair value of stock options is determined using the Black-Scholes (“BSM”) valuation model, which is consistent with our valuation methodologies previously used for options in footnote disclosures. Such fair value is recognized as an expense over the service period, net of estimated forfeitures, using the straight-line method. Estimating the number of stock awards that will ultimately vest requires judgment, and to the extent actual forfeitures differ substantially from our current estimates, amounts will be recorded as a cumulative adjustment in the period the estimated number of stock awards are revised. We consider many factors when estimating expected forfeitures, including the types of awards, employee classification and historical experience. Actual forfeitures may differ substantially from our current estimate.

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

Stock-based compensation expense for the three months ended March 31, 2010 and 2009 was approximately $2.0 million and $483,000, respectively.

The Company granted 39,430 stock options during the three months ended March 31, 2010 and did not grant stock options during the three months ended March 31, 2009.

	Three Months Ended March 31,
	2010	2009
Average risk-free interest rate	3.28%	—
Expected dividend yield	0.00%	—
Expected lives	6.25 years	—
Expected volatility	111.27%	—

Transactions and other information relating to stock options for the three months ended March 31, 2010 are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	5,365,000	$9.64	—	—
Grants	39,000	$3.17
Exercised	—	—
Forfeited/cancelled/expired	—	—
Balance as of March 31, 2010	5,404,000	$9.59	5.64	$3,138,386
Vested and expected to vest at March 31, 2010	5,173,000	$9.92	5.53	$2,814,122
Unvested at March 31, 2010	1,352,000	$1.75	8.15	$2,027,024
Exercisable at March 31, 2010	4,042,000	$12.22	4.79	$1,111,362

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the three months ended March 31, 2010 and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on March 31, 2010. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during three months ended March 31, 2010. The number of options that vested during the three months ended March 31, 2010 was 53,124.

As of March 31, 2010, $683,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 9.1 months. The stock option weighted-average fair value per share was $4.38 at March 31, 2010.

Transactions and other information relating to restricted stock grants for the three months ended March 31, 2010 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2009	393,000	$1.94
Grants	3,250,000	$3.17
Vested	(51,000)	$4.55
Forfeited/cancelled/expired	—	$—
Unvested at March 31, 2010	3,592,000	$3.01

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of March 31, 2010, approximately $8.5 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the next 1.4 years.

10.  SEGMENT INFORMATION:

The Company has two reportable segments: (i) Radio Broadcasting; and (ii) Internet. These two segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The Radio Broadcasting segment consists of all broadcast and Reach Media results of operations. The Internet segment includes the results of our online business, including the operations of CCI. Corporate/Eliminations/Other represents financial activity associated with our corporate staff and offices, intercompany activity between the two segments and activity associated with a small film venture.

Operating income or loss represents total revenues less operating expenses, depreciation and amortization, and impairment of long-lived assets. Intercompany revenue earned and expenses charged between segments are recorded at fair value and eliminated in consolidation.

     The accounting policies described in the summary of significant accounting policies in Note 1 – Organization and Summary of Significant Accounting Policies are applied consistently across the two segments.

Detailed segment data for the three months ended March 31, 2010 and 2009 is presented in the following tables:

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$57,232	$57,834
Internet	3,479	3,463
Corporate/Eliminations/Other	(1,693)	(987)
Consolidated	$59,018	$60,310

Operating Expenses (excluding impairment charges and including stock-based compensation):
Radio Broadcasting	$39,866	$40,850
Internet	5,622	5,829
Corporate/Eliminations/Other	5,000	2,268
Consolidated	$50,488	$48,947

Depreciation and Amortization:
Radio Broadcasting	$3,151	$3,370
Internet	1,271	1,569
Corporate/Eliminations/Other	299	292
Consolidated	$4,721	$5,231

Impairment of Long-Lived Assets:
Radio Broadcasting	$-	$48,953
Internet	-	-
Corporate/Eliminations/Other		-
Consolidated	$-	48,953

Operating income (loss):
Radio Broadcasting	$14,215	$(35,339)
Internet	(3,414)	(3,935)
Corporate/Eliminations/Other	(6,992)	(3,547)
Consolidated	$3,809	$(42,821)

	March 31, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$919,691	$921,946
Internet	35,921	37,784
Corporate/Eliminations/Other	69,372	75,812
Consolidated	$1,024,984	$1,035,542

 11.  CONTRACT TERMINATION:

In connection with the September 2005 termination of the Company’s sales representation agreements with Interep National Radio Sales, Inc. and its subsequent agreements with Katz Communications, Inc. (“Katz”) making Katz the Company’s sole national sales representative, Katz paid the Company $3.4 million as an inducement to enter into new agreements and paid Interep approximately $5.3 million to satisfy the Company’s termination obligations. In August 2009, the Company completed amortizing both over the four-year life of the subsequent Katz agreements as a reduction to selling, general, and administrative expense. For the three months ended March 31, 2009, selling, general and administrative expense was reduced by $474,000.

12.  REACH MEDIA SALES REPRESENTATION AND REDEMPTION AGREEMENT

In November 2009, Reach Media entered into a new sales representation agreement (the “New Agreement”) with Radio Networks, a subsidiary of Citadel. The New Agreement replaces the original sales representation agreement (the “Original Agreement,”) which expired December 31, 2009, whereby Radio Networks serves as Reach Media’s sales representative for certain portions of advertising inventory available on affiliate radio stations broadcasting the Tom Joyner Morning Show. The term of the New Agreement commenced January 1, 2010 and expires on December 31, 2012; however, either party has termination rights effective December 31, 2011 given 90 days prior notice. As part of the Original Agreement, a subsidiary of Citadel acquired a noncontrolling interest in Reach Media. As an inducement to enter into the New Agreement, that subsidiary sold its noncontrolling interest in Reach Media back to Reach Media, and in exchange, Reach Media issued a $1.0 million promissory note, whereby the entire $1.0 million principal is due December 31, 2011, and interest of 7.0% per annum is paid quarterly. The Company has accounted for the consideration of the return of the noncontrolling interest shares pursuant to ASC 605, “Revenue Recognition.” Accordingly, for the three months ended March 31, 2010, the Company recorded $59,000 as other revenue on the accompanying statement of operations. As of both March 31, 2010 and December 31, 2009, deferred credits of $237,000 are reflected in other current liabilities on the accompanying balance sheet. As of March 31, 2010 and December 31, 2009, deferred credits of $414,000 and $474,000, are reflected in other long-term liabilities, respectively, on the accompanying balance sheet. The deferred credits will continue to be recognized as other revenue ratably over the remaining three year life of the New Agreement.

13.  RELATED PARTY TRANSACTIONS:

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three months ended March 31, 2010 and 2009, Radio One paid $6,000 and $27,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three months ended March 31, 2010 and 2009, the Company provided no advertising services to Music One. There were no cash, trade or no-charge orders placed by Music One for the three months ended March 31, 2010 and 2009. As of March 31, 2010, Music One owed Radio One $102,000 for office space and administrative services provided in 2009, 2008 and 2007.

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

14.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

The Company conducts a portion of its business through its subsidiaries. All of the Company’s Subsidiary Guarantors have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes due July 2011, the 6 3/8% Senior Subordinated Notes due February 2013, and the Company’s obligations under the Credit Agreement.

Set forth below are consolidated balance sheets for the Company and the Subsidiary Guarantors as of March 31, 2010 and December 31, 2009, and related consolidated statements of operations and cash flows for each of the three months ended March 31, 2010 and 2009. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$28,794	$30,224	$-	$59,018
OPERATING EXPENSES:
Programming and technical, including stock-based compensation	8,352	10,233	-	18,585
Selling, general and administrative, including stock-based compensation	13,894	9,113	-	23,007
Corporate selling, general and administrative, including stock-based compensation	-	8,896	-	8,896
Depreciation and amortization	2,555	2,166	-	4,721
Total operating expenses	24,801	30,408	-	55,209
Operating income (loss)	3,993	(184)	-	3,809
INTEREST INCOME	-	25	-	25
INTEREST EXPENSE	-	9,235	-	9,235
EQUITY IN INCOME OF AFFILIATED COMPANY	-	909	-	909
OTHER INCOME (EXPENSE)	111	(588)	-	(477)
Income (loss) before benefit from income taxes, noncontrolling interest in loss of subsidiaries and discontinued operations	4,104	(9,073)	-	(4,969)
BENEFIT FROM INCOME TAXES	-	(309)	-	(309)
Net income (loss) before equity in loss of subsidiaries and discontinued operations	4,104	(8,764)	-	(4,660)
EQUITY IN INCOME OF SUBSIDIARIES	-	4,255	(4,255)	-
Net income (loss) from continuing operations	4,104	(4,509)	(4,255)	(4,660)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	151	(88)	-	63
Consolidated net income (loss)	4,255	(4,597)	(4,255)	(4,597)
NONCONTROLLING INTEREST IN LOSS OF SUBSIDIARIES	-	(29)	-	(29)
Consolidated net income (loss) attributable to common stockholders	$4,255	$(4,568)	$(4,255)	$(4,568)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2009

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$25,839	$34,471	$-	$60,310
OPERATING EXPENSES:
Programming and technical, including stock-based Compensation	9,441	10,515	-	19,956
Selling, general and administrative, including stock-based Compensation	12,917	10,584	-	23,501
Corporate selling, general and administrative, including stock-based compensation	-	5,490	-	5,490
Depreciation and amortization	2,982	2,249	-	5,231
Impairment of long-lived assets	37,424	11,529	-	48,953
Total operating expenses	62,764	40,367	-	103,131
Operating loss	(36,925)	(5,896)	-	(42,821)
INTEREST INCOME	-	18	-	18
INTEREST EXPENSE	2	10,777	-	10,779
EQUITY IN INCOME OF AFFILIATED COMPANY	-	1,150	-	1,150
GAIN ON RETIREMENT OF DEBT	-	1,221	-	1,221
OTHER INCOME (EXPENSE)	76	(26)	-	50
Loss before provision for income taxes, noncontrolling interest in income of subsidiaries and discontinued operations	(36,851)	(14,310)	-	(51,161)
PROVISION FOR INCOME TAXES	-	7,071	-	7,071
Net loss before equity in loss of subsidiaries and discontinued operations	(36,851)	(21,381)	-	(58,232)
EQUITY IN LOSS OF SUBSIDIARIES	-	(37,527)	37,527	-
Net loss from continuing operations	(36,851)	(58,908)	37,527	(58,232)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(676)	342	-	(334)
Consolidated net loss	(37,527)	(58,566)	37,527	(58,566)
NONCONTROLLING INTEREST IN INCOME OF SUBSIDIARIES	-	871	-	871
Consolidated net loss attributable to common stockholders	$(37,527)	$(59,437)	$37,527	$(59,437)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
As of March 31, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$697	$9,261	$-	$9,958
Trade accounts receivable, net of allowance for doubtful accounts	24,852	22,630	-	47,482
Prepaid expenses and other current assets	2,136	3,566	-	5,702
Current assets from discontinued operations	(39)	125	-	86
Total current assets	27,646	35,582	-	63,228
PROPERTY AND EQUIPMENT, net	22,420	16,268	-	38,688
INTANGIBLE ASSETS, net	571,717	299,875	-	871,592
INVESTMENT IN SUBSIDIARIES	-	606,368	(606,368)	-
INVESTMENT IN AFFILIATED COMPANY	-	48,494	-	48,494
OTHER ASSETS	1,255	1,715	-	2,970
NON-CURRENT ASSESTS FROM DISCONTINUED OPERATIONS	12	-	-	12
Total assets	$623,050	$1,008,302	$(606,368)	$1,024,984

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$407	$1,695	$-	$2,102
Accrued interest	-	3,951	-	3,951
Accrued compensation and related benefits	2,758	8,873	-	11,631
Income taxes payable	-	1,502	-	1,502
Other current liabilities	8,918	1,839	-	10,757
Current portion of long-term debt	-	346,522	-	346,522
Current liabilities from discontinued operations	2,478	73	-	2,551
Total current liabilities	14,561	364,455	-	379,016
LONG-TERM DEBT, net of current portion	-	302,510	-	302,510
OTHER LONG-TERM LIABILITIES	2,121	8,151	-	10,272
DEFERRED TAX LIABILITIES	-	87,583	-	87,583
Total liabilities	16,682	762,699	-	779,381
STOCKHOLDERS’ EQUITY:
Common stock	-	54	-	54
Accumulated other comprehensive loss	-	(1,952)	-	(1,952)
Additional paid-in capital	266,641	1,016,522	(266,641)	1,016,522
Retained earnings (accumulated deficit)	339,727	(774,980)	(339,727)	(774,980)
Total stockholders’ equity	606,368	239,644	(606,368)	239,644
Noncontrolling interest	-	5,959	-	5,959
Total Equity	606,368	245,603	(606,368)	245,603
Total liabilities and equity	$623,050	$1,008,302	$(606,368)	$1,024,984

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
As of December 31, 2009

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127	$19,836	$-	$19,963
Trade accounts receivable, net of allowance for doubtful accounts	27,934	19,085	-	47,019
Prepaid expenses and other current assets	1,818	3,132	-	4,950
Current assets from discontinued operations	300	124	-	424
Total current assets	30,179	42,177	-	72,356
PROPERTY AND EQUIPMENT, net	23,429	17,156	-	40,585
INTANGIBLE ASSETS, net	572,449	298,772	-	871,221
INVESTMENT IN SUBSIDIARIES	-	610,712	(610,712)	-
INVESTMENT IN AFFILIATED COMPANY	-	48,452	-	48,452
OTHER ASSETS	1,482	1,372	-	2,854
NON-CURRENT ASSESTS FROM DISCONTINUED OPERATIONS	74	-	-	74
Total assets	$627,613	$1,018,641	$(610,712)	$1,035,542

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$828	$3,332	$-	$4,160
Accrued interest	-	9,499	-	9,499
Accrued compensation and related benefits	2,659	7,590	-	10,249
Income taxes payable	-	1,533	-	1,533
Other current liabilities	8,007	(771)	-	7,236
Current portion of long-term debt	-	18,010	-	18,010
Current liabilities from discontinued operations	2,924	25	-	2,949
Total current liabilities	14,418	39,218	-	53,636
LONG-TERM DEBT, net of current portion	-	635,524	-	635,524
OTHER LONG-TERM LIABILITIES	2,483	7,702	-	10,185
DEFERRED TAX LIABILITIES	-	88,144	-	88,144
Total liabilities	16,901	770,588	-	787,489
STOCKHOLDERS’ EQUITY:
Common stock	-	51	-	51
Accumulated other comprehensive loss	-	(2,086)	-	(2,086)
Additional paid-in capital	270,985	1,014,512	(270,985)	1,014,512
Retained earnings (accumulated deficit)	339,727	(770,412)	(339,727)	(770,412)
Total stockholders’ equity	610,712	242,065	(610,712)	242,065
Noncontrolling interest	-	5,988	-	5,988
Total Equity	610,712	248,053	(610,712)	248,053
Total liabilities and equity	$627,613	$1,018,641	$(610,712)	$1,035,542

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$4,255	$ (4,597)	$(4,255)	$ (4,597)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	2,555	2,166	-	4,721
Amortization of debt financing costs	-	612	-	612
Write off of debt financing costs	-	645	-	645
Deferred income taxes	-	(383)	-	(383)
Equity in net income of affiliated company	-	(909)	-	(909)
Stock-based compensation and other non-cash compensation	224	1,789	-	2,013
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	3,082	(3,545)	-	(463)
Prepaid expenses and other current assets	(318)	(434)	-	(752)
Other assets	227	326	-	553
Accounts payable	(421)	(1,638)	-	(2,059)
Due to corporate/from subsidiaries	(8,825)	8,825	-	-
Accrued interest	-	(5,548)	-	(5,548)
Accrued compensation and related benefits	99	1,282	-	1,381
Income taxes payable	-	(31)	-	(31)
Other liabilities	549	3,202	-	3,751
Net cash flows provided from (used in) operating activities from discontinued operations	(45)	(17)	-	(62)
Net cash flows provided from (used in) operating activities	1,382	1,745	(4,255)	(1,128)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(812)	(260)	-	(1,072)
Investment in subsidiaries	-	(4,255)	4,255	-
Net cash flows used in investing activities	(812)	(4,515)	4,255	(1,072)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	-	(4,502)	-	(4,502)
Debt refinancing and modification costs	-	(3,303)	-	(3,303)
Net cash flows used in financing activities	-	(7,805)	-	(7,805)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	570	(10,575)	-	(10,005)
CASH AND CASH EQUIVALENTS, beginning of period	127	19,836	-	19,963
CASH AND CASH EQUIVALENTS, end of period	$697	$9,261	$-	$9,958

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2009

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(37,527)	$(58,566)	$37,527	$(58,566)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	2,982	2,249	-	5,231
Amortization of debt financing costs	-	602	-	602
Deferred income taxes	-	5,726	-	5,726
Impairment of long-lived assets	37,424	11,529	-	48,953
Equity in net income of affiliated company	-	(1,150)	-	(1,150)
Stock-based compensation and other non-cash compensation	-	483	-	483
Gain on retirement of debt	-	(1,221)	-	(1,221)
Amortization of contract inducement and termination fee	(240)	(234)	-	(474)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	5,031	4,101	-	9,132
Prepaid expenses and other current assets	(379)	1,366	-	987
Other assets	86	751	-	837
Accounts payable	(172)	(239)	-	(411)
Due to corporate/from subsidiaries	(11,686)	11,686	-	-
Accrued interest	-	(5,841)	-	(5,841)
Accrued compensation and related benefits	677	(854)	-	(177)
Income taxes payable	-	1,418	-	1,418
Other liabilities	1,203	(4,283)	-	(3,080)
Net cash flows provided from operating activities from discontinued operations	290	247	-	537
Net cash flows (used in) provided from operating activities	(2,311)	(32,230)	37,527	2,986
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,148)	-	(1,148)
Investment in subsidiaries	-	37,527	(37,527)	—
Purchase of intangible assets	-	(39)	-	(39)
Net cash flows provided from (used in) from investing activities	-	36,340	(37,527)	(1,187)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of other debt	-	(153)	-	(153)
Proceeds from credit facility	-	80,000	-	80,000
Repayment of credit facility	-	(75,570)	-	(75,570)
Repurchase of senior subordinated notes	-	(1,220)	-	(1,220)
Repurchase of common stock	-	(6,843)	-	(6,843)
Net cash flows used in financing activities	-	(3,786)	-	(3,786)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,311)	324	-	(1,987)
CASH AND CASH EQUIVALENTS, beginning of period	2,601	19,688	-	22,289
CASH AND CASH EQUIVALENTS, end of period	$290	$20,012	$-	$20,302

15.  COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

Effective December 31, 2009, our radio music license agreements with the two largest performance rights organizations, American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”) expired. The Radio Music License Committee (“RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, has reached an agreement with these organizations on a temporary fee schedule that reflects a provisional discount of 7.0% against 2009 fee levels. The temporary fee reductions became effective in January 2010. Absent an agreement on long-term fees between the RMLC and ASCAP and BMI, the U.S. District Court in New York has the authority to make an interim and permanent fee ruling for the new contract period. On May 13, 2010, the U.S. District Court’s judge charged with determining the licenses fees for ASCAP ruled to further reduce interim fees paid to ASCAP down from the previously agreed upon interim fee negotiated between the RMLC and ASCAP.

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2015. During the three months ended March 31, 2010 and 2009, the Company incurred expenses of approximately $3.0 million and $3.1 million, respectively, in connection with these agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had three standby letters of credit totaling $610,000 in connection with our annual insurance policy renewals.  In addition we had a letter of credit of $295,000 in connection with a contract we inherited as part of the acquisition of CCI.

Noncontrolling Interest Shareholders’ Put Rights

On February 28, 2012, and for a 30 day period thereafter, the noncontrolling interest shareholders of Reach Media have the right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares.  The purchase price for such shares may be paid in cash and/or registered Class D common stock of Radio One, at the discretion of Radio One.

16.  SUBSEQUENT EVENTS:

On May 4, 2010, the Company made a $5.0 million term loan principal repayment based on its December 31, 2009 excess cash flow calculation according to the terms of the Credit Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K  for the year ended December 31, 2009.

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

During the three months ended March 31, 2010, approximately 58.9% of our net revenue was generated from local advertising and approximately 36.9% was generated from national advertising, including network advertising. In comparison, during the three months ended March 31, 2009, approximately 37.8% of our net revenue was generated from local advertising and approximately 55.2% was generated from national advertising, including network advertising. National advertising also includes advertising revenue generated from our internet segments. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

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

In December 2006, the Company acquired certain net assets (“Giant Magazine”) of Giant Magazine, LLC. Giant Magazine ceased publication in December 2009 and the results from its operations have been reclassified to discontinued operations.

In February 2005, the Company acquired approximately 51% of the common stock of Reach Media for approximately $55.8 million in cash and stock.  A substantial portion of Reach Media’s revenue was generated from one customer under a sales representation agreement with Radio Networks.  The agreement provided for an annual minimum guarantee in exchange for the advertising inventory on Reach Media’s 105 affiliate radio stations broadcasting the nationally syndicated Tom Joyner Morning Show.  Radio Networks also served as sales representative for Reach Media’s Internet advertising and special events.  This agreement, which commenced in 2003, expired on December 31, 2009.

In November 2009, Reach Media entered into a sales representation and redemption agreement (“the Sales Representation and Redemption Agreement”) with certain subsidiaries of Citadel Broadcasting Corporation (“Citadel”).  Under this agreement, Radio Networks, a subsidiary of Citadel, serves as the sales representative for certain portions of Reach Media’s advertising inventory for the period January 1, 2010 through December 31, 2012.

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

(b) Station operating income:  Net income (loss) before depreciation and amortization, income taxes, interest income, interest expense, equity in income of affiliated company, noncontrolling interest in income (loss) of subsidiaries, gain on retirement of debt, other expense, corporate expenses, stock-based compensation expenses, impairment of long-lived assets and gain or loss from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”). Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our physical plant, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead, stock-based compensation and discontinued operations. Station operating income is frequently used as a basis for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

(c) Station operating income margin:  Station operating income margin represents station operating income as a percentage of net revenue. Station operating income margin is not a measure of financial performance under GAAP. Nevertheless, we believe that station operating income margin is a useful measure of our performance because it provides helpful information about our profitability as a percentage of our net revenue.

 Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2010	2009
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands, except margin data)

Net revenue	$59,018	$60,310
Station operating income	17,828	16,979
Station operating income margin	30.2%	28.2%
Consolidated net loss attributable to common stockholders	$(4,568)	$(59,437)

The reconciliation of consolidated net loss to station operating income is as follows:

	Three Months Ended March 31,
	2010	2009
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands)

Consolidated net loss attributable to common stockholders	$(4,568)	$(59,437)
Add back non-station operating income items included in consolidated net loss:
Interest income	(25)	(18)
Interest expense	9,235	10,779
(Benefit from) provision for income taxes	(309)	7,071
Corporate selling, general and administrative, excluding stock-based compensation	7,285	5,133
Stock-based compensation	2,013	483
Gain on retirement of debt	-	(1,221)
Equity in income of affiliated company	(909)	(1,150)
Other expense (income), net	477	(50)
Depreciation and amortization	4,721	5,231
Noncontrolling interest in (loss) income of subsidiaries	(29)	871
Impairment of long-lived assets	-	48,953
(Income) loss from discontinued operations, net of tax	(63)	334
Station operating income	$17,828	$16,979

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009 (In thousands)

	Three Months Ended March 31,
	2010	2009 (1)	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$59,018	$60,310	$(1,292)	(2.1)%
Operating expenses:
Programming and technical, excluding stock-based compensation	18,585	19,925	(1,340)	(6.7)
Selling, general and administrative, excluding stock-based compensation	22,605	23,406	(801)	(3.4)
Corporate selling, general and administrative, excluding stock-based compensation	7,285	5,133	2,152	41.9
Stock-based compensation	2,013	483	1,530	316.8
Depreciation and amortization	4,721	5,231	(510)	(9.7)
Impairment of long-lived assets	-	48,953	(48,953)	(100.0)
Total operating expenses	55,209	103,131	(47,922)	(46.5)
Operating income (loss)	3,809	(42,821)	(46,630)	(108.9)
Interest income	25	18	7	38.9
Interest expense	9,235	10,779	(1,544)	(14.3)
Gain on retirement of debt	-	1,221	(1,221)	(100.0)
Equity in income of affiliated company	909	1,150	(241)	(21.0)
Other (expense) income, net	(477)	50	(527)	(1,054.0)
Loss before (benefit from) provision for income taxes, noncontrolling interest in (loss) income of subsidiaries and discontinued operations	(4,969)	(51,161)	(46,192)	(90.3)
(Benefit from) provision for income taxes	(309)	7,071	(7,380)	(104.4)
Net loss from continuing operations	(4,660)	(58,232)	(53,572)	(92.0)
Income (loss) from discontinued operations, net of tax	63	(334)	(397)	(118.9)
Consolidated net loss	(4,597)	(58,566)	(53,969)	(92.2)
Noncontrolling interest in (loss) income of subsidiaries	(29)	871	(900)	(103.3)
Consolidated net loss attributable to common stockholders	$(4,568)	$(59,437)	$(54,869)	(92.3)%

(1)
Certain reclassifications associated with accounting for discontinued operations have been made to the accompanying prior period financial statements to conform to the current period presentation.  These reclassifications had no effect on previously reported net income or loss, or any other previously reported statements of operations, balance sheet or cash flow amounts.

 Net revenue

Three Months Ended March 31,		Increase/(Decrease)
2010	2009
$59,018	$60,310	$(1,292)	(2.1)%

During the three months ended March 31, 2010, we recognized approximately $59.0 million in net revenue compared to approximately $60.3 million during the same period in 2009. These amounts are net of agency and outside sales representative commissions, which were approximately $6.6 million during the three months ended 2010, compared to approximately $5.5 million during the same period in 2009. Our radio markets’ net revenue increased 7.9%, and based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP, the markets we operate in grew 6.9% in total revenues, led by 20.8% growth in national revenues and 2.3% growth in local revenues. Excluding Reach Media, net revenues for our radio division increased 3.8% and were negatively impacted by a change in dates of the Company’s annual Gospel Cruise event (this event was held in April 2010 versus in March 2009). Reach Media net revenues declined 23.6% and were impacted by the transition starting January 2010 from a guaranteed revenue sales representation agreement with Citadel to sell all advertising inventory for the Tom Joyner Morning Show, to a commissioned based agreement with Citadel selling out-of-show inventory. As part of the transition, Reach Media is now selling in-show inventory. Net revenues for our internet business, which includes CCI, was essentially flat for the three months ended March 31, 2010 compared to the same period in 2009.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2010	2009
$18,585	$19,925	$(1,340)	(6.7)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. Our radio division generated most of the savings, primarily payroll related savings from salary reductions, less general and talent contract labor spending, lower music royalties and reduced facilities expense.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2010	2009
$22,605	$23,406	$(801)	(3.4)%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for radio and internet include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Our radio division realized essentially all the savings, primarily due to reduced events spending the change in date of Company’s annual Gospel Cruise held in April 2010 versus March 2009, less promotional spending, reduced bad debt expense and less vacation expense. These savings were partially offset by higher commissions and national representation fees given increased revenues and additional research spending with Arbitron Inc. due to implementation of the Portable People MeterTM in certain markets. Selling, general and administrative spending for our internet business was approximately the same for the three months ended March 31, 2010 compared to the same period in 2009.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2010	2009
$7,285	$5,133	$2,152	41.9%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The increase in corporate expenses was primarily due to the recording of bonuses in the first quarter of 2010 compared to a reduction of bonuses in the first quarter of 2009. The increase is also due to increased compensation expense for the Chief Executive Officer in connection with the potential payment against the TV One, LLC (“TV One”) award element in his employment Agreement

Stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2010	2009
$2,013	$483	$1,530	316.8%

Increased stock-based compensation expense is due to a long-term incentive plan whereby officers and certain key employees were granted a total of 3,250,000 shares of restricted stock in January of 2010. Stock-based compensation requires measurement of compensation costs for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.

Depreciation and amortization

Three Months Ended March 31,		Increase/(Decrease)
2010	2009
$4,721	$5,231	$(510)	(9.7)%

The decrease in depreciation and amortization expense for the three months ended March 31, 2010 was due primarily to the completion of amortization for certain CCI intangible assets.

Impairment of long-lived assets

Three Months Ended March 31,		Increase/(Decrease)
2010	2009
$—	$48,953	$(48,953)	(100.0)%

The impairment of long-lived assets for the three months ended March 31, 2009 is due to recording impairment charges to reduce the carrying value of radio broadcasting licenses to their estimated fair values for most of our markets. The 2009 impairments occurred in 11 of our 16 radio markets, namely in Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Houston, Indianapolis, Philadelphia, Raleigh-Durham, Richmond and St. Louis. The recent economic and advertising industry recovery has contributed to stable valuations for certain long-lived assets and to the non-recurrence of impairments for such assets for the first quarter of 2010.

Interest expense

Three Months Ended March 31,		Increase/(Decrease)
2010	2009
$9,235	$10,779	$(1,544)	(14.3)%

The decrease in interest expense for the three months ended March 31, 2010 was due primarily to shifting outstanding principal debt from the term to the revolver portion of the credit facility, which favorably impacted interest rates.

Gain on retirement of debt

Three Months Ended March 31,		Increase/(Decrease)
2010	2009
$—	$1,221	$(1,221)	(100.0)%

The gain on retirement of debt for the three months ended March 31, 2009 was due to the early redemption of approximately $2.4 million of the Company’s outstanding 8 7/8% Senior Subordinated Notes due July 2011 at an average discount of 50.0%. There were no early bond redemptions during the first quarter of 2010. As of March 31, 2010, a principal amount of approximately $101.5 million remained outstanding on the 8 7/8% Senior Subordinated Notes.

Equity in income of affiliated company

Three Months Ended March 31,		Increase/(Decrease)
2010	2009
$909	$1,150	$(241)	(21.0)%

Equity in income of affiliated company primarily reflects our estimated equity in the net income of TV One. The decrease to equity in income of affiliated company for the three months ended March 31, 2010 was due primarily to net income generated by TV One for the first quarter 2010 versus the comparable period in 2009, and inception to date dividend distributions made by TV One. The Company’s share of the net income is driven by TV One’s current capital structure and the Company’s percentage ownership of the equity securities of TV One.

Other (Expense) Income, net

Three Months Ended March 31,		Increase/(Decrease)
2010	2009
$(477)	$50	$(527)	(1,054.0)%

The other expense for the three months ended March 31, 2010 was principally due to the write off a pro-rata portion of debt financing and modification costs in connection with the lowering of the revolver commitment under the Company’s bank facilities from $500.0 million to $400 million. The $100.0 million reduction to the revolver commitment resulted from entering into a third amendment to our Credit Agreement. The third amendment also waived a non-monetary technical default to the Credit Agreement associated with not designating certain subsidiaries as guarantors under our indentures governing our senior subordinated notes. The write off of the debt financing and modification costs were partially offset by the recording of the value of translator equipment awarded to the Company as a result of a legal settlement.

(Benefit from) provision for income taxes

Three Months Ended March 31,		Increase/(Decrease)
2010	2009
$(309)	$7,071	$(7,380)	(104.4)%

For the three months ended March 31, 2010, the benefit from income taxes was $309,000 compared to a provision for income taxes of approximately $7.1 million for the same period in 2009. Approximately $1.0 million of the decrease is due to reduced pre-tax book income for Reach Media, and the remaining approximately $6.4 million decrease is related to the change in the deferred tax liability (“DTL”) for indefinite-lived intangibles.

The Company continues to maintain a full valuation allowance for entities other than Reach Media for its deferred tax assets (“DTAs”), including the DTA associated with its net operating loss carryforward. As a result, pre-tax book income for the entities other than Reach Media does not generate any tax expense. Instead, the tax expense for these entities is based on the change in the DTL associated with certain indefinite-lived intangibles, which increases as tax amortization on these intangibles is recognized and decreases as impairments for book purposes are recorded on these assets. For the three months ended March 31, 2010 and 2009, tax expense of zero and approximately $6.4 million was recognized for the change in the DTL, respectively. The zero tax expense for 2010 was based on the need to reduce the 2010 effective tax rate for these entities to zero percent to prevent the recognition of a tax benefit for which management believed it was more likely than not that the benefit would not be realized.

The consolidated effective tax rate for the three months ended March 31, 2010 and 2009 was 6.2 % and (13.8%), respectively.

Income (Loss) from discontinued operations, net of tax

Three Months Ended March 31,		Increase/(Decrease)
2010	2009
$63	$(334)	$(397)	(118.9)%

Included in the gain or loss from discontinued operations, net of tax, are the results from operations for  radio station clusters sold in Los Angeles, Miami, Augusta, Louisville, Dayton and a station in our Boston market (WILD-FM). Discontinued operations also includes the results from operations for Giant Magazine, which ceased publication in December 2009. The gain from discontinued operations, net of tax, for the three months ended March 31, 2010 resulted from the assumption of Giant Magazine’s subscriber liability by another publisher, which was partially offset by legal and litigation expenses incurred as a result of certain previous station sales. The loss from continued operations, net of tax, for the three months ended March 31, 2009 resulted primarily from operating losses incurred by Giant Magazine. The gain or loss from discontinued operations, net of tax, also includes a tax provision of zero and $89,000 for the three months ended March 31, 2010 and 2009, respectively.

Noncontrolling interest in (loss) income of subsidiaries

Three Months Ended March 31,		Increase/(Decrease)
2010	2009
$(29)	$871	$(900)	(103.3)%

 The decrease in noncontrolling interest in income of subsidiaries is due to a net loss incurred by Reach Media for the three months ended March 31, 2010 compared to the generation of net income for the same period in 2009.

Other Data

Station operating income

Station operating income increased to approximately $17.8 million for the three months ended March 31, 2010 compared to approximately $17.0 million for the comparable period in 2009, an increase of $849,000 or 5.0%. This increase was primarily due to declines in the radio division operating expenses, primarily spending for events, promotional activities, music royalties, facilities, payroll related and contract labor costs and bad debt. These expense savings more than offset increased spending for expenses that vary with increased revenue, such as commissions and sales representation fees. Despite the expense savings, station operating income for the first quarter of 2010 was adversely impacted by a significant event moving from March 2009 to April 2010 and decreased revenue for Reach Media. During the first quarter of 2010, Reach Media transitioned from a guaranteed revenue sales representation agreement with Citadel to sell all advertising inventory for the Tom Joyner Morning Show, to a commissioned based agreement with Citadel selling out-of-show inventory and Reach Media selling in-show inventory.

Station operating income margin

Station operating income margin decreased to 30.2% for the three months ended March 31, 2010 from 28.2% for the comparable period in 2009. The margin increase was primarily attributable to an increase in station operating income as described above.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our credit facilities and other debt or equity financing.

In June 2005, the Company entered into the Credit Agreement with a syndicate of banks. Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Credit Agreement was amended in April 2006, September 2007 and March 2010 to modify certain financial covenants and other provisions. The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011)  (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. Under the terms of the third amendment described below, the total amount available under the Credit Agreement is $700.0 million, consisting of a $400.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions including, but not limited, to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes.

During the quarter ended March 31, 2010, we noted that certain of our subsidiaries identified as guarantors in our financial statements did not have requisite guarantees filed with the trustee as required under the terms of the indentures governing the 6 3/8% and 8 7/8% Senior Subordinated Notes (the “Non-Joinder of Certain Subsidiaries”).  The Non-Joinder of Certain Subsidiaries caused a non-monetary, technical default under the terms of the relevant indentures at December 31, 2009, causing a non-monetary, technical cross-default at December 31, 2009 under the terms of our Credit Agreement dated June 2005.  We have since joined the relevant subsidiaries as guarantors under the relevant indentures (the “Joinder”).  Further, on March 30, 2010, we entered into a third amendment (the “Third Amendment”) to the Credit Agreement.  The Third Amendment provides for, among other things: (i) a $100.0 million revolver commitment reduction (from $500.0 million to $400.0 million) under the bank facilities; (ii) a 1.0% floor with respect to any loan bearing interest at a rate determined by reference to the adjusted LIBOR; (iii) certain additional collateral requirements; (iv) certain limitations on the use of proceeds from the revolving loan commitments; (v) the addition of Interactive One, LLC as a guarantor of the loans under the Credit Agreement and under the notes governed by the Company’s 2001 and 2005 senior subordinated debt documents; (vi) the waiver of the technical cross-defaults that existed as of December 31, 2009 and through the date of the amendment arising due to the Non-Joinder of Certain Subsidiaries; and (vii) the payment of certain fees and expenses of the lenders in connection with their diligence in connection with the amendment.  With the Joinder and waivers included in the Third Amendment, we believe we are currently in compliance with all of our debt covenants as of the date of the filing of this Form 10-Q, and based on current projections, the Company believes it is probable that it will be in compliance with all debt covenants through March 31, 2011.

The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including:

(a)  maintaining an interest coverage ratio of no less than:

▪	1.90 to 1.00 from January 1, 2006 to September 13, 2007;
▪	1.60 to 1.00 from September 14, 2007 to June 30, 2008;
▪	1.75 to 1.00 from July 1, 2008 to December 31, 2009;
▪	2.00 to 1.00 from January 1, 2010 to December 31, 2010; and
▪	2.25 to 1.00 from January 1, 2011 and thereafter;

(b)  maintaining a total leverage ratio of no greater than:

▪	7.00 to 1.00 beginning April 1, 2006 to September 13, 2007;
▪	7.75 to 1.00 beginning September 14, 2007 to March 31, 2008;
▪	7.50 to 1.00 beginning April 1, 2008 to September 30, 2008;
▪	7.25 to 1.00 beginning October 1, 2008 to June 30, 2010;
▪	6.50 to 1.00 beginning July 1, 2010 to September 30, 2011; and
▪	6.00 to 1.00 beginning October 1, 2011 and thereafter;

(c)  maintaining a senior leverage ratio of no greater than:

▪	5.00 to 1.00 beginning June 13, 2005 to September 30, 2006;
▪	4.50 to 1.00 beginning October 1, 2006 to September 30, 2007; and
▪	4.00 to 1.00 beginning October 1, 2007 and thereafter; and

(d)   limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of March 31, 2010, approximate ratios calculated in accordance with the Credit Agreement, are as follows:

	As of March 31, 2010		Covenant Limit		Cushion

PF LTM Covenant EBITDA (In millions)	$91.2

PF LTM Interest Expense (In millions)	$36.8

Senior Debt (In millions)	$347.4
Total Debt (In millions)	$649.5

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	3.81	x	4.00	x	0.19	x

Total Leverage
Total Debt / Covenant EBITDA	7.12	x	7.25	x	0.13	x

Interest Coverage
Covenant EBITDA / Interest Expense	2.47	x	2.00	x	0.47	x

PF - Pro forma
LTM - Last twelve months
EBITDA - Earnings before interest, taxes, depreciation and amortization

Our ability to meet our debt service obligations and reduce our total debt is subject to general economic conditions and to financial, business and other factors, including factors beyond our control.  Our ability to refinance: (i) the 8 7/8% Senior Subordinated Notes at or prior to their scheduled maturity date in 2011; (ii) the Credit Agreement which expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012; and (iii) the 6 3/8% Senior Subordinated Notes at or prior to their scheduled maturity date in 2013 will also depend upon economic and credit market conditions, our future performance and other conditions, some of which may be beyond our control. In the next 12 months, our principal liquidity requirements will be for working capital, continued business development, strategic investment opportunities and for general corporate purposes, including capital expenditures. The Company continually projects its anticipated cash needs, which include, but are not limited to, its operating needs, capital requirements, the TV One funding commitment and principal and interest payments on its indebtedness. Management’s most recent revenue, operating income and cash flow projections considered the recent gradual improvement in both the economy and advertising environment, and the projections compare more favorably to prior periods during which the economic downturn persisted. For instance, based on analysts’ projected recovery estimates for the advertising environment and specifically the radio industry, which is supported by our order pacings at the time of filing of this form 10-Q, we have projected revenue growth of mid-single digits for fiscal year 2010. As of the filing of this Form 10-Q, management believes the Company can meet its liquidity needs through March 31, 2011 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through additional borrowing available under the Credit Agreement that the Company entered into a with a syndicate of banks in June 2005. The borrowing capacity available under the Credit Agreement was approximately $10.0 million at March 31, 2010. Based on these projections, management also believes it is probable that the Company will be in compliance with its debt covenants through March 31, 2011. It should be noted that certain covenants either have or will become considerably more restrictive in 2010. Specifically, the interest coverage ratio has changed from no less than 1.75 to 1.00 at December 31, 2009 to no less than 2.00 to 1.00 for the period January 1, 2010 to December 31, 2010, and the total leverage ratio will step down from no greater than 7.25 to 1.00 at December 31, 2009 to no greater than 6.50 to 1.00 effective July 1, 2010 to September 30, 2011. Management projects it will likely need to pay down borrowings under the Credit Agreement to maintain compliance with the leverage ratio required in 2010.

Management’s projections are dependent on the continuation of the recently improving economic and advertising environments, and any adverse fluctuations, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly or do not continue to rebound, or if other adverse factors outside the Company’s control arise, our operations could be negatively impacted, and the Company’s ability to maintain compliance with its debt covenants could be negated or even prevented. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions and deferrals, seeking its share of distributions from TV One and further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments, subject to our available liquidity to make such repurchases. It should be noted that the TV One distributions require the consent of third-parties and there is no assurance that such third-party consents would be granted. These third parties did approve TV One distributions for the fourth quarter of 2009 and the first quarter of 2010.

If the above measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through an amendment or waiver of covenant noncompliance with its lenders, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in reaching any definitive agreement to obtain relief from its debt covenant requirements in these circumstances. Failure to comply with its debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.

We have retained a financial advisor and are currently evaluating various alternatives with respect to our upcoming debt maturities and other strategic initiatives that we may undertake in the future. These alternatives include entering into one or more amendments, refinancing transactions, retiring or purchasing our outstanding indebtedness through cash purchases, prepayments and/or exchanges for newly issued debt or equity securities or obligations, in open market purchases or privately negotiated transactions.  Our ability to consummate such amendments, refinancings, repurchases, prepayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, some of which may be beyond our control. Accordingly, while management believes it is probable, there is no assurance that the Company will successfully enter into any definitive agreements for such alternatives, or that any of the strategic initiatives being assessed will occur in the future.

Based on its fiscal year end excess cash flow calculation, in May 2010 the Company made a $5.0 million term, loan principal prepayment for the year ended December 31, 2009. No excess cash calculation was required and, therefore, no payment was required for the year ended December 31, 2008. In March 2009 and May 2009, the Company made prepayments of $70.0 million and $31.5 million, respectively, on the term loan facility based on its excess proceeds calculation, which included asset acquisition and disposition activity for the twelve month period ended May 31, 2008.  These prepayments were funded with $70.0 million and $31.5 million in loan proceeds from the revolving facility in March 2009 and May 2009, respectively.

As of March 31, 2010, the Company had outstanding approximately $346.5 million on its credit facility. During the three months ended March 31, 2010 the Company repaid approximately $4.5 million.

As of March 31, 2010, the Company had approximately $93.0 million of borrowing capacity under its revolving credit facility. Taking into consideration the financial covenants under the Credit Agreement, approximately $10.0 million of that amount was available for borrowing. The amount available for borrowing could increase to the extent the funds are used to repurchase the 8 7/8% Senior Subordinated Notes. Both the term loan and the revolving facilities bear interest, at our option, at a rate equal to either (i) the London Interbank Offered Rate (“LIBOR”) subject to a 1.00% floor plus a spread that ranges from 0.63% to 2.25% or (ii) the prime rate plus a spread of up to 1.25%. The amount of the spread varies depending on our leverage ratio. The Company also pays a commitment fee that varies depending on certain financial covenants and the amount of unused commitment, up to a maximum of 0.375% per annum on the unused commitment of the revolving facility. The Company expects to pay down amounts under its revolving credit facility in 2010 to maintain compliance with its leverage ratio requirements in 2010.

The Credit Agreement requires the Company from time to time to protect itself from interest rate fluctuations using interest rate hedge agreements. As a result, the Company has entered into various fixed rate swap agreements designed to mitigate its exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of March 31, 2010, we had two swap agreements in place for a total notional amount of $50.0 million, and the periods remaining on these two swap agreements are 2.5 and 26.5 months.

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

The following table summarizes the interest rates in effect with respect to our debt as of March 31, 2010:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term and revolving debt (swap matures June 16, 2010)(1)	$25.0	6.52%
Senior bank term debt (swap matures June 16, 2012)(1)	$25.0	6.72%

Senior bank revolving debt (subject to variable interest rates)(2)	$296.5	4.44%
Note payable (fixed rate)	$1.0	7.00%
8 7/8% Senior Subordinated Notes (fixed rate)	$101.5	8.88%
63/8% 6 3/8% Senior Subordinated Notes (fixed rate)	$200.0	6.38%

(1)
A total of $50.0 million is subject to fixed rate swap agreements that became effective in June 2005. Under our fixed rate swap agreements, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our Credit Agreement. That spread is currently set at 2.25% and is incorporated into the applicable interest rates set forth above.

(2)
Subject to rolling one-month and three-month LIBOR, and a 1.00% LIBOR floor,  plus a spread currently at 2.25% and the prime rate plus a spread currently at 1.25%, incorporated into the applicable interest rate set forth above.

The indentures governing our senior subordinated notes require that we comply with certain financial covenants limiting our ability to incur additional debt. Such terms also place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things. Our Credit Agreement also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit our ability to borrow under the Credit Agreement or to otherwise raise funds in the debt market. Given effect to the supplemental indentures and Third Amendment, the Company was in compliance with all covenants as of March 31, 2010, and as of the date of the filing of this Form 10-Q, and based on current projections, the Company believes it will be in compliance with all covenants through March 31, 2011.

Reach Media issued a $1.0 million promissory note payable in November 2009 to Radio Networks, a subsidiary of Citadel. The note was issued in connection with Reach Media entering into a new sales representation agreement with Radio Networks. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011.

The remaining outstanding amounts of our 8 7/8% Senior Subordinated Notes are due in July 2011and amounts under our Credit Agreement are due the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. We have retained a financial advisor and are currently evaluating various alternatives with respect to our upcoming debt maturities and other strategic initiatives that we may undertake in the future. These alternatives include entering into one or more amendments, refinancing transactions, retiring or purchasing our outstanding indebtedness through cash purchases, prepayments and/or exchanges for newly issued debt or equity securities or obligations, in open market purchases or privately negotiated transactions.  Our ability to consummate such amendments, refinancings, repurchases, prepayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, some of which may be beyond our control. Accordingly, while management believes it is probable, there is no assurance that the Company will successfully enter into any definitive agreements for such alternatives, or that any of the strategic initiatives being assessed will occur in the future.

      The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2010 and 2009:

	2010	2009
	(In thousands)

Net cash flows (used in) provided from operating activities	$(1,128)	$2,986
Net cash flows used in investing activities	$(1,072)	$(1,187)
Net cash flows used in financing activities	$(7,805)	$(3,786)

      Net cash flows used in operating activities were approximately $1.1 million for the three months ended March 31, 2010 compared to net cash flows provided from operating activities of approximately $3.0 million for the three months ended March 31, 2009. Cash flows from operating activities for the three months ended March 31, 2010 decreased from the prior year primarily due to changes in operating assets and liabilities, primarily a decrease in cash flows from the change in accounts receivable and accrued compensation, offset by an increase in cash flows from the change in accounts payable and other liabilities.

      Net cash flows used in investing activities were approximately $1.1 million and $1.2 million for the three months ended March 31, 2010 and 2009, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $1.2 million and $1.1 million for the three months ended March 31, 2010 and 2009, respectively.

      Net cash flows used in financing activities were approximately $7.8 million and $3.8 million for the three months ended March 31, 2010 and 2009, respectively. During the three months ended March 31, 2010 the Company had no borrowings from its credit facility, while during the three months ended March 31, 2009, we borrowed approximately $80.0 million from our credit facility. During the three months ended March 31, 2010 and 2009, we repaid approximately $4.5 million and $75.6 million, respectively, in outstanding debt. During the three months ended March 31, 2010, we capitalized approximately $3.3 million of costs associated with our evaluation of various alternatives associated with our indebtedness and its upcoming maturities. During the three months ended March 31, 2009, we repurchased approximately $2.4 million of our 8 7/8% Senior Subordinated Notes due July 2011. In addition, during the three months ended March 31, 2009, we repurchased approximately $6.8 million of our Class A and Class D common stock.

      Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s Investor Services (“Moody’s”) and Standard & Poor’s (“S&P”) evaluate our debt. On June 24, 2009, S&P lowered our corporate credit rating to CCC+ from B- and the issue-level rating on our senior secured credit facility to CCC+ from B-. On March 3, 2009, S&P lowered our corporate credit rating to B- from B and the issue-level rating on our senior secured credit facility to B- from BB-. While noting that our rating outlook was negative, the ratings downgrade reflects concern over the Company’s ability to maintain compliance with financial covenants due to weak radio advertising demand. On May 12, 2009, Moody’s downgraded our corporate family rating to Caa1 from B1. On November 3, 2008, Moody’s placed on review the Company and its debt for a possible downgrade. The review was prompted by heightened concerns that the radio broadcast sector will likely face significant revenue and cash flow deterioration given weakness in the U.S. economy.  On September 10, 2008, Moody’s downgraded our corporate family rating to B2 from B1 and our senior secured credit facility ($400.0 million revolver, $300.0 million term loan) to Ba3 from Ba2.  In addition, Moody’s downgraded our 8 7/8% Senior Subordinated Notes and 6 3/8% Senior Subordinated Notes to Caa1 from B3.  While noting that our rating outlook was stable, the ratings downgrade reflected the Company’s operating performance, weaker than previously expected credit metrics and limited borrowing capacity under financial covenants.  Although reductions in our bond ratings may not have an immediate impact on our cost of debt or liquidity, they may impact our future cost of debt and liquidity.  Increased debt levels and/or decreased earnings could result in further downgrades in our credit ratings, which, in turn, could impede our access to the debt markets and/or raise our long-term debt borrowing rates. Our ability to use debt to fund major new acquisitions or new business initiatives could also be limited.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies of the consolidated financial statements in our Annual Report on Form 10-K. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2009, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes to our accounting policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of March 31, 2010, we had approximately $698.6 million in broadcast licenses and $137.5 million in goodwill, which totaled $836.2 million, and represented approximately 81.6% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We did not record any impairment charges for the three months ended March 31, 2010, and we recorded impairment charges against radio broadcasting licenses of approximately $49.0 million for the comparable period in 2009. The recent improvements in the economic environment, credit markets and advertising industry have contributed to more stable valuations of these assets.

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

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to provide independent analysis when evaluating the fair value of our radio broadcasting licenses and reporting units, including goodwill. The testing for radio broadcasting licenses is performed at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a clustering of radio stations into one geographical market. We use the income approach to value broadcasting licenses, which involves a 10-year model that incorporates several variables, including, but not limited to: (i) estimated discounted cash flows of a hypothetical market participant; (ii) estimated radio market revenue and growth projections; (iii) estimated market share and revenue for the hypothetical participant; (iv) likely media competition within the market; (v) estimated start-up costs and losses incurred in the early years; (vi) estimated profit margins and cash flows based on market size and station type; (vii) anticipated capital expenditures; (viii) probable future terminal values; (ix) an effective tax rate assumption; and (x) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures. Economic conditions appear to have stabilized and the radio advertising industry experienced recovery since our last annual assessment of radio broadcasting licenses; hence, no triggering events have occurred requiring the Company to reassess license valuations since our annual assessment. Since our October 2008 annual assessment, we have not made any changes to the methodology for valuing broadcasting licenses.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. As of March 31, 2010, we had 20 reporting units, which were comprised of our 16 radio markets and four other business divisions. In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we also use the income approach method. The approach involves a 10-year model with similar variables as described above, except that the discounted cash flows are generally based on the Company’s estimated and projected market share and operational performance for its owned radio markets or other business divisions. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. Since our October 2009 annual assessment, we have not made any changes to the methodology of valuing or allocating goodwill when determining the carrying values of the radio markets, Reach Media or CCI.

   In February 2010, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Reach Media net revenues and cash flows declined for the quarter ended March 31, 2010 and full year internal projections were revised below those assumed for Year 1 (2010) in our 2009 annual impairment test. The revenue decline was attributable to the transition from a guaranteed revenue sales representation agreement with Citadel to sell all advertising inventory for the Tom Joyner Morning Show to a commissioned based agreement with Citadel selling out-of-show inventory and Reach Media selling in-show inventory. Management revised its internal projections for Reach Media by lowering the Year 1 revenue growth rate to 8.5% from the 16.5% previously assumed in our October 2009 annual assessment, and given the recent improvement in the credit markets, the discount rate was lowered from 14.0% to 13.5%.

Below are key assumptions used in the income approach model for estimating the fair value for Reach Media for both, the annual October 2009 and interim February 2010 impairment tests. When compared to the discount rate used for assessing radio market reporting units, the higher discount rate used in this assessment reflects a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of the February 2010 interim assessment, the Company concluded no impairment to the carrying value of Reach Media had occurred.

Reach Media Goodwill (Reporting Unit Within the Radio Broadcasting Segment)	October 1, 2009	February 28, 2010
	(In millions)
Pre-tax impairment charges	$–	$–

Discount Rate	14.0%	13.5%
Year 1 Revenue Growth Rate (a)	16.5%	8.5%
Long-term Revenue Growth Rate (Years 6 – 10)	2.5% - 3.0%	2.5% - 3.0%
Operating Profit Margin Range	27.2% - 35.3%	22.7% - 31.4%

(a)
The Year 1 revenue growth rate in both assessments is driven by the September 2009 amendment of Reach Media’s sales representation agreement with Citadel, whereby the guaranteed revenue paid to Reach Media by Citadel was reduced by $2.0 million in the forth quarter of 2009, the final quarter for the term of the agreement. Effective January 2010, Reach Media and Citadel are now party to a commission based sales representation agreement, whereby Citadel sells out-of-show inventory for the Tom Joyner Morning Show. Reach Media now sells all in-show inventory.

As part of our annual testing, when arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed a reasonableness test by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2009 were reasonable.

Sensitivity Analysis

We believe both the estimates and assumptions we utilized when assessing the potential for impairment are individually and in aggregate reasonable; however, our estimates and assumptions are highly judgmental in nature. Further, there are inherent uncertainties related to these estimates and assumptions and our judgment in applying them to the impairment analysis. While we believe we have made reasonable estimates and assumptions to calculate the fair values, changes in any one estimate, assumption or a combination of estimates and assumptions, or changes in certain events or circumstances (including uncontrollable events and circumstances resulting from deterioration in the economy or credit markets) could require us to assess recoverability of broadcasting licenses and goodwill at times other than our annual  October 1 assessments, and could result in changes to our estimated fair values and further write-downs to the carrying values of these assets. Impairment charges are non-cash in nature, and as with past impairment charges, any future impairment charges will not impact our cash needs or liquidity or our bank covenant compliance.

As of March 31, 2010, we had a total goodwill carrying value of approximately $137.5 million across 12 of our 20 reporting units. The below table indicates the long-term cash flow growth rates assumed in our impairment testing and the long-term cash flow growth/decline rates that would result in additional goodwill impairment. For two of the reporting units, given each of their significant fair value over carrying value excess, any future goodwill impairment is not likely. However, should our estimates and assumptions for assessing the fair values of the remaining ten reporting units with goodwill worsen to reflect the below or lower cash flow growth/decline rates, additional goodwill impairments may be warranted in the future.

Reporting Unit	Long-Term Cash Flow Growth Rate Used	Long-Term Cash Flow Growth/Decline Rate That Would Result in Impairment (a)
2	2.5%	Impairment not likely
16	2.5%	Impairment not likely
12	2.0%	1.1%
10	2.5%	1.1%
7	1.5%	0.8%
5	1.5%	(0.1)%
1	2.0%	(0.2)%
13	2.0%	(2.0)%
11	1.5%	(5.5)%
6	1.5%	(6.9)%
19	2.5%	(2.6)%
18	3.5%	(25.0)%

(a)
The long-term cash flow growth/decline rate that would result in additional goodwill impairment applies only to further goodwill impairment and not to any future license impairment that would result from lowering the long-term cash flow growth rates used.

Several of the licenses in our units of accounting have no or limited excess of fair values over their respective carrying values. The Company last measured the fair value of its radio broadcasting licenses as of October 1, 2009 in connection with its 2009 annual impairment test. Economic conditions appear to have stabilized since our 2009 annual assessment and no triggering events have occurred requiring the Company to update the valuation since then. Should our estimates, assumptions, or events or circumstances for any upcoming valuations worsen in the units with no or limited fair value cushion, additional license impairments may be needed in the future.

In addition to assessing the fair value of Reach Media as of February 2010, we performed a sensitivity analysis showing the impact resulting from: (i) a 1% or 100 basis point decrease in Reach Media growth rates; (ii) a 1% or 100 basis point decrease in cash flow margins; (iii) a 1% or 100 basis point increase in the discount rate; and (iv) both a 5% and 10% reduction in the fair values of Reach Media. A hypothetical change in all of the stated factors did not result in any impairment.

Impairment of Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment triggering events for these assets for the three months ended March 31, 2010 and 2009.

Allowance for Doubtful Accounts

We must make estimates of the uncollectability of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the past four years, including the quarter ended March 31, 2010, our historical bad debt results have averaged approximately 5.4% of our outstanding trade receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required.

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

Equity Accounting

 We account for our investment in TV One under the equity method of accounting in accordance with ASC 323, “Investments – Equity Method and Joint Ventures.” We have recorded our investment at cost and have adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from net income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. We will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. We have determined that although TV One is a variable interest entity (as defined under ASC 810, “Consolidation”) the Company is not the primary beneficiary of TV One. The power to direct the activities that most significantly impact the economic performance of TV One is shared amongst multiple unrelated parties, so that no one party has a controlling financial interest in TV One.

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

To address the exposures of unrecognized tax positions, in January 2007, we adopted ASC 740 pertaining to the accounting for uncertainty in income taxes, which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of March 31, 2010, we had approximately $6.3 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

Realizability of Deferred Tax Balances

Except for DTAs that may be benefited by future reversing deferred tax liabilities (“DTLs”) and DTAs related to Reach Media, the Company maintains a full valuation allowance for its DTAs, mainly NOLs, as it was determined that more likely than not, the DTAs would not be realized. The Company reached this determination based on its then cumulative loss position and the uncertainty of future taxable income. Consistent with that prior realizability assessment, the Company has recorded a full valuation allowance for additional NOLs generated from the tax deductible amortization of indefinite-lived assets, as well as DTAs created by impairment charges. For remaining DTAs that are not fully reserved, we believe that these assets will be realized; however, if we do not generate the projected levels of future taxable income in those specific jurisdictions, an additional valuation allowance may need to be recorded in the future.

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

With the assistance of a third-party valuation firm, the Company reassessed the estimated fair value of the award as of March 31, 2010 at approximately $5.1 million and, accordingly, recorded compensation expense and a liability for that amount. The fair value of the award as of December 31, 2009 was approximately $4.7 million. The fair valuation incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amends the guidance on variable interest entities (“VIE”) in ASC 810, “Consolidation.” Effective January 1, 2010, the new guidance requires more qualitative than quantitative analyses to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, amends certain guidance for determining whether an entity is a VIE and requires additional year-end and interim disclosures. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new accounting guidance became effective for our Company January 1, 2010, and is being applied prospectively.

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

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which addresses accounting and disclosure requirements related to subsequent events. It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued. In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to remove all requirements for SEC filers to disclose the date through which subsequent events are considered. The amendment became effective upon issuance. The Company has provided the required disclosures regarding subsequent events in Note 16 – Subsequent Events.

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

CAPITAL AND COMMERICAL COMMITMENTS:

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

Indebtedness

The total amount available under our existing Credit Agreement with a syndicate of banks is $700.0 million, consisting of a $400.0 million revolving facility and a $300.0 million term loan facility. As of March 31, 2010, we had approximately $346.5 million in debt outstanding under the Credit Agreement which expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. We also have outstanding $200.0 million in 6 3/8% Senior Subordinated Notes due February 2013 and $101.5 million in 8 7/8% Senior Subordinated Notes due July 2011. Reach Media issued a $1.0 million promissory note payable in November 2009 to a subsidiary of Citadel. The note was issued in connection with Reach Media reacquiring Citadel’s noncontrolling stock ownership in Reach Media as well as entering into a new sales representation agreement with Radio Networks, a subsidiary of Citadel. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011. See “Liquidity and Capital Resources.”

Royalty Agreements

Effective December 31, 2009, our radio music license agreements with the two largest performance rights organizations, American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”) expired. The Radio Music License Committee (“RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, has reached an agreement with these organizations on a temporary fee schedule that reflects a provisional discount of 7.0% against 2009 fee levels. The temporary fee reductions became effective in January 2010. Absent an agreement on long-term fees between the RMLC and ASCAP and BMI, the U.S. District Court in New York has the authority to make an interim and permanent fee ruling for the new contract period. On May 13, 2010, the U.S. District Court’s judge charged with determining the licenses fees for ASCAP ruled to further reduce interim fees paid to ASCAP down from the previously agreed upon interim fee negotiated between the RMLC and ASCAP.

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2015. During the three months ended March 31, 2010 and 2009, the Company incurred expenses of approximately $3.0 million and $3.1 million, respectively, in connection with these agreements.

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

Reach Media Noncontrolling Interest Shareholders’ Put Rights

On February 28, 2012, and for a 30 day period thereafter, the noncontrolling interest shareholders of Reach Media have the right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares.  The purchase price for such shares may be paid in cash and/or registered Class D common stock of Radio One, at the discretion of Radio One.

Contractual Obligations Schedule

The following table represents our contractual obligations as of March 31, 2010:

	Payments Due by Period
Contractual Obligations	2010	2011	2012	2013	2014	2015 and Beyond	Total
	(In thousands)
8 7/8% Senior Subordinated Notes(1)	$6,757	$110,519	$—	$—	$—	$—	$117,276
6 3/8% Senior Subordinated Notes(1)	9,563	12,750	12,750	206,375	—	—	241,438
Credit facilities(2)	23,453	334,079	1,065	—	—	—	358,597
Note payable(3)	53	1,070	—	—	—	—	1,123
Other operating contracts/ agreements(4)	32,431	26,662	23,534	11,247	11,301	—	105,175
Operating lease obligations	5,928	6,803	5,052	4,152	3,257	8,183	33,375
Total	$78,185	$491,883	$42,401	$221,774	$14,558	$8,183	$856,984

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of March 31, 2010.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of March 31, 2010.

(3)
Represents a $1.0 million promissory note payable issued in November 2009 by Reach Media to a subsidiary of Citadel. The note was issued in connection with Reach Media reacquiring Citadel’s noncontrolling interest in Reach Media as well as entering into a new sales representation agreement with Radio Networks, a subsidiary of Citadel. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011.

(4)
Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements.

Reflected in the obligations above, as of March 31, 2010, we had two swap agreements in place for a total notional amount of $50.0 million. The periods remaining on the swap agreements range in duration from 2.5 to 26.5 months. If we terminate our interest swap agreements before they expire, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2010, we had three standby letters of credit totaling $610,000 in connection with our annual insurance policy renewals.  In addition we had a letter of credit of $295,000 in connection with a contract we inherited as part of the acquisition of CCI.

RELATED PARTY TRANSACTIONS

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three months ended March 31, 2010 and 2009, Radio One paid $6,000 and $27,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three months ended March 31, 2010 and 2009 the Company provided no advertising services to Music One. There were no cash, trade or no-charge orders placed by Music One for the three months ended March 31, 2010 and 2009. As of March 31, 2010, Music One owed Radio One $102,000 for office space and administrative services provided in 2009, 2008 and 2007.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Radio One, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2009.  Our exposure related to market risk has not changed materially since December 31, 2009.

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

Changes in internal control over financial reporting

During the three months ended March 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2009 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

During the quarter ended March 31, 2010, we had no repurchases of our Class A and Class D common stock pursuant to the stock repurchase program adopted by our board of directors on March 20, 2008 (the “March 2008 Authorization”).  The March 2008 Authorization was effective through December 31, 2009 and authorized repurchases of up to $150.0 million worth of shares of the Company’s Class A and Class D common stock.  The amount and timing of such repurchases was to be based on pricing, general economic and market conditions, and further restrictions contained in the Company’s Credit Agreement and subordinated debt indentures and certain other factors.  As noted above, the March 2008 Authorization expired by its terms December 31, 2009 leaving no capacity for stock repurchases during the quarter ended March 31, 2010.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

Item 5.  Other Information

During the quarter ended March 31, 2010, we noted that certain of our subsidiaries identified as guarantors in our financial statements did not have requisite guarantees filed with the trustee as required under the terms of the indentures governing the 6 3/8% and 8 7/8% Senior Subordinated Notes (the “Non-Joinder of Certain Subsidiaries”).  The Non-Joinder of Certain Subsidiaries caused a non-monetary, technical default under the terms of the relevant indentures at December 31, 2009, causing a non-monetary, technical cross-default at December 31, 2009 under the terms of our Credit Agreement dated June 2005.  We have since joined the relevant subsidiaries as guarantors under the relevant indentures (the “Joinder”).  Further, on March 30, 2010, we entered into a third amendment (the “Third Amendment”) to the Credit Agreement.  The Third Amendment provides for, among other things: (i) a $100.0 million revolver commitment reduction (from $500.0 million to $400.0 million) under the bank facilities; (ii) a 1.0% floor with respect to any loan bearing interest at a rate determined by reference to the adjusted LIBOR (iii) certain additional collateral requirements; (iv) certain limitations on the use of proceeds from the revolving loan commitments; (v) the addition of Interactive One, LLC as a guarantor of the loans under the Credit Agreement and under the notes governed by the Company’s 2001 and 2005 senior subordinated debt documents; (vi) the waiver of the technical cross-defaults that existed as of December 31, 2009 and through the date of the amendment arising due to the Non-Joinder of Certain Subsidiaries; and (vii) the payment of certain fees and expenses of the lenders in connection with their diligence in connection with the amendment.  With the Joinder and waivers included in the Third Amendment, we believe we are currently in compliance with all of our debt covenants as of the date of the filing of this Form 10-Q, and based on current projections, the Company believes it is probable that it will be in compliance with all debt covenants through March 31, 2011.

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

May 17, 2010