Form 10-Q/A
period 2009-03-31
RADIO ONE, INC.
filed 2010-08-23
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q/A
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

EXPLANATORY NOTE

Radio One, Inc. (“Radio One” or the “Company”) is filing this Amendment to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, which was previously filed with the Securities and Exchange Commission on May 11, 2009, as the Company is restating its consolidated financial statements as of December 31, 2008, and for the years ended December 31, 2008 and 2007 for the reason described below.  This Form 10-Q/A reflects the restatement of the unaudited quarterly financial information and financial statements for the quarterly financial reporting period ended March 31, 2009.

  The restatement is solely the result of an error in the measurement and classification of a noncontrolling interest in Reach Media that resulted in overstated consolidated stockholders’ equity and understated mezzanine equity by equal amounts.  The adjustments decreased total stockholders’ equity by approximately $49.9 million and $41.4 million as of March 31, 2009 and December 31, 2008, respectively.  The restatements do not result in a change to our previously reported financial results in the consolidated statements of operations or consolidated statements of cash flows for the Company, and, hence, will not affect previously reported net income or earnings per share. See Note 2 to Consolidated Financial Statements for the impact of these adjustments on the consolidated financial statements and footnotes.

This Form 10-Q/A also amends and restates footnote 1 (h) “Fair Value Measurements” in the notes to the consolidated financial statements and updates our critical accounting policies in Item 2 to include enhanced disclosures of our accounting for noncontrolling interests.  As a result of this amendment, the management certifications, filed or furnished as exhibits to the Original Form 10-Q have been re-executed and re-filed or refurnished, as applicable, as of the date of this Form 10-Q/A.

Except as described above, and for corrections of certain typographical errors of an immaterial and non-financial nature, this form 10-Q/A does not amend, update or change the financial statements or any other items or disclosures made in the Form 10-Q for the quarterly period ended March 31, 2009.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)

	(In thousands, except share data)

NET REVENUE	$60,671	$72,498
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $31 and $33, respectively	20,617	19,065
Selling, general and administrative, including stock-based compensation of $95 and $172, respectively	23,669	24,649
Corporate selling, general and administrative, including stock-based compensation of $357 and $123, respectively	5,490	6,530
Depreciation and amortization	5,255	3,664
Impairment of long-lived assets	48,953	—
Total operating expenses	103,984	53,908
Operating (loss) income	(43,313)	18,590
INTEREST INCOME	18	201
INTEREST EXPENSE	10,779	17,259
GAIN ON RETIREMENT OF DEBT	1,221	—
EQUITY IN INCOME (LOSS) OF AFFILIATED COMPANY	1,150	(2,829)
OTHER INCOME (EXPENSE), net	50	(11)
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and income (loss) from discontinued operations	(51,653)	(1,308)
PROVISION FOR INCOME TAXES	7,071	8,898
Net loss from continuing operations	(58,724)	(10,206)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	158	(7,821)
CONSOLIDATED NET LOSS	(58,566)	(18,027)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	871	823
NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(59,437)	$(18,850)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$(0.84)	$(0.11)
Discontinued operations, net of tax	(0.00)	(0.08)
Net loss attributable to common stockholders	$(0.84)	$(0.19)

AMOUNTS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$(59,595)	$(11,029)
Discontinued operations, net of tax	158	(7,821)
Net loss attributable to common stockholders	$(59,437)	$(18,850)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	70,719,332	98,728,411
Diluted	70,719,332	98,728,411

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2009	December 31, 2008
	(Unaudited)
	(As Restated - Note 2)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$20,302	$22,289
Trade accounts receivable, net of allowance for doubtful accounts of $2,429 and $3,789, respectively	40,572	49,937
Prepaid expenses and other current assets	4,432	5,560
Deferred tax assets	108	108
Current assets from discontinued operations	327	303
Total current assets	65,741	78,197
PROPERTY AND EQUIPMENT, net	46,116	48,602
GOODWILL	137,095	137,095
RADIO BROADCASTING LICENSES	714,724	763,657
OTHER INTANGIBLE ASSETS, net	41,507	44,217
INVESTMENT IN AFFILIATED COMPANY	49,420	47,852
OTHER ASSETS	4,961	5,797
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	—	60
Total assets	$1,059,564	$1,125,477

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,080	$3,691
Accrued interest	4,241	10,082
Accrued compensation and related benefits	10,335	10,534
Income taxes payable	1,448	30
Other current liabilities	10,042	12,477
Current portion of long-term debt	26,518	43,807
Current liabilities from discontinued operations	177	582
Total current liabilities	55,841	81,203
LONG-TERM DEBT, net of current portion	650,680	631,555
OTHER LONG-TERM LIABILITIES	10,477	11,008
DEFERRED TAX LIABILITIES	91,962	86,236
Total liabilities	808,960	810,002

REDEEMABLE NONCONTROLLING INTERESTS	52,693	43,423

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2009 and December 31, 2008	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,994,215 and 3,016,730 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 55,564,186 and 69,971,551 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	56	70
Accumulated other comprehensive loss	(2,926)	(2,981)
Additional paid-in capital	977,734	992,479
Accumulated deficit	(776,962)	(717,525)
Total stockholders’ equity	197,911	272,052
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$1,059,564	$1,125,477

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Comprehensive Loss	Accumulated Other Comprehensive Loss	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
								(As Restated - See Note 2)		(As Restated - See Note 2)
	(In thousands, except share data)
BALANCE, as of December 31, 2008 (as restated)	$—	$3	$3	$3	$70		$(2,981)	$992,479	$(717,525)	$272,052
Comprehensive loss:
Consolidated net loss	—	—	—	—	—	$(59,437)	—	—	(59,437)	(59,437)
Change in unrealized income on derivative and hedging activities, net of taxes	—	—	—	—	—	55	55	—	—	55
Comprehensive loss						$(59,382)
Repurchase of 22,515 shares of Class A common stock and 14,407,165 shares of Class D common stock	—	—	—	—	(14)		—	(6,829)	—	(6,843)
Vesting of non-employee restricted stock	—	—	—	—	—		—	157	—	157
Stock-based compensation expense	—	—	—	—	—		—	326	—	326
Accretion of redeemable noncontrolling interests to estimated redemption value (as restated)	—	—	—	—	—		—	(8,399)	—	(8,399)
BALANCE, as of March 31, 2009 (as restated)	$—	$3	$3	$3	$56		$(2,926)	$977,734	$(776,962)	$197,911

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Three Months Ended March 31,
	2009	2008
	(Unaudited)

	(In thousands)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(59,437)	$(18,850)
Noncontrolling interests in income of subsidiaries	871	823
Consolidated net loss	(58,566)	(18,027)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	5,255	3,664
Amortization of debt financing costs	602	689
Deferred income taxes	5,726	8,997
Impairment of long-lived assets	48,953	—
Equity in (income) loss of affiliated company	(1,150)	2,829
Stock-based and other compensation	483	368
Gain on retirement of debt	(1,221)	—
Change in interest due on stock subscriptions receivable	—	(5)
Amortization of contract inducement and termination fee	(474)	(515)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	9,365	3,403
Prepaid expenses and other assets	1,128	1,134
Other assets	837	(976)
Accounts payable	(611)	(1,628)
Accrued interest	(5,841)	(9,986)
Accrued compensation and related benefits	(199)	(1,233)
Income taxes payable	1,418	716
Other liabilities	(2,966)	(803)
Net cash flows from operating activities of discontinued operations	247	5,767
Net cash flows from (used in) operating activities	2,986	(5,606)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(1,148)	(3,270)
Equity investments	—	(997)
Purchase of other intangible assets	(39)	(221)
Deposits for station equipment and purchases and other assets	—	(517)
Net cash flows used in investing activities	(1,187)	(5,005)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of other debt	(153)	(490)
Proceeds from credit facility	80,000	10,000
Repayment of credit facility	(75,570)	(11,500)
Repurchase of senior subordinated notes	(1,220)	—
Repurchase of common stock	(6,843)	—
Payment of dividend to noncontrolling interest shareholders	—	(3,916)
Net cash flows used in financing activities	(3,786)	(5,906)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,987)	(16,517)
CASH AND CASH EQUIVALENTS, beginning of period	22,289	24,247
CASH AND CASH EQUIVALENTS, end of period	$20,302	$7,730

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$16,018	$27,245
Income taxes	$17	$28

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

      As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s two reportable segments: (i) Radio Broadcasting and (ii) Internet/Publishing. (See Note 11 – Segment Information.)

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

      Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q/A should be read in conjunction with the financial statements and notes thereto included in the Company’s 2008 Annual Report on Form 10-K/A.

      Certain reclassifications associated with accounting for discontinued operations have been made to the accompanying prior period financial statements to conform to the current period presentation. Where applicable, these financial statements have been identified as “As Adjusted.” These reclassifications had no effect on previously reported net income or loss, or any other previously reported statements of operations, balance sheet or cash flow amounts. (See Note 4 — Discontinued Operations for further discussion.)

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

      The impact on the financial statements is as follows (in thousands):

Selected Statement of Operations Data
	Three Months Ended March 31, 2008
	As Previously Reported	Adjustments	As Adjusted
	(In thousands, except share data)

Equity in Loss of Affiliated Company	$(2,285)	$(544)	$(2,829)
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	$(805)	$(503)	$(1,308)
Net loss from continuing operations	$(9,703)	$(503)	$(10,206)
Net loss attributable to common stockholders	$(18,307)	$(543)	$(18,850)

Basic and Diluted Net Loss from Continuing Operations per Common Share	$(0.11)	$(0.00)	$(0.11)
Basic and Diluted Net Loss from Discontinued Operations per Common Share	(0.08)	(0.00)	(0.08)
Basic and Diluted Net Loss Attributable to Common Stockholders	$(0.19)	$(0.00)	$(0.19)

      (c)  Financial Instruments

      Financial instruments as of March 31, 2009 and December 31, 2008 consisted of cash and cash equivalents, short-term investments, trade accounts receivable, accounts payable, accrued expenses, long-term debt, redeemable noncontrolling interests and subscriptions receivable. The carrying amounts approximated fair value for each of these financial instruments as of March 31, 2009 and December 31, 2008, except for the Company’s outstanding senior subordinated notes. The 8 7/8% Senior Subordinated Notes due July 2011 had a fair value of approximately $30.5 million and $52.0 million as of March 31, 2009 and December 31, 2008, respectively. The 6 3/8% Senior Subordinated Notes due February 2013 had a fair value of approximately $44.0 million and $60.0 million as of March 31, 2009 and December 31, 2008, respectively. The fair value was determined based on the fair market value of similar instruments.

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

       (f)  Comprehensive Loss

      The Company’s comprehensive loss consists of net loss attributable to common stockholders and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive income (loss) consists of losses on derivative instruments that qualify for cash flow hedge treatment. (See Note 7 - Derivative Instruments and Hedging Activities.)

      The following table sets forth the components of comprehensive loss:
	Three Months Ended March 31,
	2009	2008
	(In thousands)

Consolidated net loss	$(58,566)	$(18,027)
Other comprehensive income (loss) (net of tax benefit of $0 and $0, respectively):
Derivative and hedging activities	55	(3,148)
Comprehensive loss	(58,511)	(21,355)
Comprehensive loss attributable to the noncontrolling interests	—	—
Comprehensive loss attributable to common stockholders	$(58,511)	$(21,355)

       (g) Goodwill and Radio Broadcasting Licenses

In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill and radio broadcasting licenses are not amortized, but are tested annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on October 1st of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. With the assistance of a third party valuation firm, we test for license impairment at the unit of accounting level using the income approach, which involves, but is not limited to judgmental assumptions about projected revenue growth, future operating margins discount rates and terminal values. In testing for goodwill impairment, we follow a two-step approach, also using the income approach that first estimates the fair value of the reporting unit, and then determines the implied goodwill after allocating the reporting unit’s fair value of assets and liabilities. Any excess of carrying value over its respective implied goodwill is written off in order to reduce the reporting unit’s carrying value to fair value. We then perform a reasonableness test by comparing the average implied multiple arrived at based on our cash flow projections and estimated fair values to multiples for actual recently completed sale transactions. During the first quarter of 2009, the prolonged economic downturn caused further deterioration to the 2009 outlook for the radio industry, and resulted in further significant revenue and profitability declines beyond levels assumed in our 2008 annual and year end impairment testing. As a result, we have made reductions to our internal projections. Given the adverse impact on terminal values, we deemed the worsening radio outlook and the lowering of our internal projections as impairment indicators that warranted interim testing, which we performed as of February 28, 2009. The outcome of our interim testing was to record impairment charges against radio broadcasting licenses in 11 of our 16 markets, for approximately $49.0 million, for the three months ended March 31, 2009. (See Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.)

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

      As of March 31, 2009 and December 31, 2008, respectively, the fair values of our financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of March 31, 2009
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$2,927	$—	$2,927	$—
Employment agreement award (b)	4,204	—	—	4,204
Total	$7,131	$—	$2,927	$4,204

Mezzanine equity subject to fair value measurement: (As restated)
Redeemable noncontrolling interests (c)	$52,693	$—	$—	$52,693

As of December 31, 2008
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$2,983	$—	$2,983	$—
Employment agreement award (b)	4,326	—	—	4,326
Total	$7,309	$—	$2,983	$4,326

Mezzanine equity subject to fair value measurement: (As restated)
Redeemable noncontrolling interests (c)	$43,423	$—	$—	$43,423

(a) Based on London Interbank Offered Rate (“LIBOR”).

            (b) Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) will be eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviewed the factors underlying this award during the quarter ended March 31, 2009 and at December 31, 2008. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company or is terminated for cause. The Company engaged a third party valuation firm to perform a fair valuation of the award. (See Note 7 – Derivative Instruments and Hedging Activities.)

(c) Redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

      The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2009.

	Employment Agreement Award	Redeemable Noncontrolling Interests
		(As Restated)

	(In thousands)

Balance at December 31, 2008	$4,326	$43,423
Gains included in earnings (realized/unrealized)	(122)	—
Changes in Accumulated other comprehensive loss	—	—
Purchases, issuances, and settlements	—	—
Net income attributable to noncontrolling interests		871
Accretion to estimated redemption value	—	8,399
Balance at March 31, 2009	$4,204	$52,693

The amount of total gains for the period included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date	$(122)	—

      Gains included in earnings (realized/unrealized) were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the three months ended March 31, 2009.

  Net income attributable to noncontrolling interests amounts reflected in the table above was recorded in the consolidated statements of operations as noncontrolling interests in income of subsidiaries for the three months ended March 31, 2009.

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

(i) Impact of Recently Issued Accounting Pronouncements

      In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”   SFAS No. 161 requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format.  It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related.  Finally, it requires cross referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Effective January 1, 2009, the Company adopted SFAS No. 161. The Company’s adoption of SFAS No. 161 had no impact on its financial condition or results of operations.  (See Note 7 – Derivative Instruments and Hedging Activities.)

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

      In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years beginning after December 15, 2008. Effective January 1, 2009, the Company adopted SFAS No. 160.  SFAS No. 160 changed the accounting and reporting for minority interests, which is now characterized as noncontrolling interests. SFAS No. 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. Reflected in the December 31, 2008 Form 10-K/A, minority interests on the consolidated balance sheet was approximately $2.0 million.  See Note 2 – Restatement of Consolidated Financial Statements, for a discussion of the Company’s accounting and reporting for its noncontrolling interests.

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

       (j) Liquidity

The Company continually projects its anticipated cash needs, which include its operating needs, capital requirements, the TV One funding commitment and principal and interest payments on its indebtedness. Management’s most recent operating income and cash flow projections considered the current economic crisis, which has reduced advertising demand in general, as well as the limited credit environment. As of the filing of this Form 10-Q/A, management believes the Company can meet its liquidity needs through March 31, 2010 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through its additional borrowing available under the Credit Agreement, which was approximately $13.0 million at March 31, 2009. Based on these projections, management also believes the Company will be in compliance with its debt covenants through March 31, 2010. However, a continued worsening economy, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, and further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments, subject to our available liquidity to make sure repurchases. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through an amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with its debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.

 (k) Redeemable noncontrolling interests

Noncontrolling interests in subsidiaries that are redeemable outside of the Company’s control for cash or other assets are classified as mezzanine equity and measured at the greater of estimated redemption value at the end of each reporting period or the historical cost basis of the noncontrolling interest adjusted for cumulative earnings allocations.  The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in-capital.

2.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

As part of the Company’s acquisition of a controlling 51% ownership interest of Reach Media in 2005, the noncontrolling shareholders of Reach Media were granted the right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares during the 30 day period beginning on February 28, 2012 and each anniversary thereafter (“the Put Right”). The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Radio One, at the sole discretion of Radio One.  Because the Company cannot ensure that it will be able to settle the Put Right in registered shares, the Company determined that the Put Right is presumed to be settlable only in cash.  Accordingly, the noncontrolling interests are considered to be instruments that are redeemable at the option of the holders for cash and should be classified outside of permanent equity in mezzanine equity.

In its previously filed consolidated financial statements, the Company classified the noncontrolling interests as a component of permanent equity and recorded the noncontrolling interests at its historical cost basis adjusted for the portion of earnings attributable to the noncontrolling interests. Because the noncontrolling interest in Reach Media will become redeemable on February 28, 2012, the Company must elect to subsequently measure the noncontrolling interest to its expected redemption value by either accreting changes in the redemption value from the date of issuance to the earliest redemption date using an appropriate methodology or by recognizing changes in the redemption value immediately as they occur as if the end of the reporting period was the redemption date. The Company has elected to recognize changes in the redemption value immediately as they occur as if the end of the reporting period was the redemption date.

The following table summarizes the effects of the restatement adjustments on the consolidated balance sheets (in thousands):

	As of March 31, 2009			As of December 31, 2008
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Redeemable noncontrolling interests	$-	$52,693	$52,693	$-	$43,423	$43,423
Additional paid-in capital	$1,027,575	$(49,841)	$977,734	$1,033,921	$(41,442)	$992,479
Total stockholders' equity	$247,752	$(49,841)	$197,911	$313,494	$(41,442)	$272,052
Noncontrolling interests	$2,852	$(2,852)	$-	$1,981	$(1,981)	$-
Total equity	$250,604	$(52,693)	$197,911	$315,475	$(43,423)	$272,052

The following table summarizes the effects of the restatement adjustments on our previously issued consolidated statements of changes in equity for the period ended March 31, 2009 (in thousands).

Changes in additional paid-in-capital
	As Previously Reported	Adjustments	As Restated

Additional paid-in capital as of December 31, 2008	$1,033,921	$(41,442)	$992,479
Repurchase of common stock	(6,829)	-	(6,829)
Vesting of non-employee restricted stock	157	-	157
Stock-based compensation expense	326	-	326
Accretion of redeemable noncontrolling interests	-	(8,399)	(8,399)
Additional paid-in capital as of March 31, 2009	$1,027,575	$(49,841)	$977,734

Changes in stockholders’ equity
	As Previously Reported	Adjustments	As Restated

Total stockholders’ equity as of December 31, 2008	$313,494	$(41,442)	$272,052
Net loss	(59,437)	-	(59,437)
Other comprehensive loss	55	-	55
Repurchase of common stock	(6,843)	-	(6,843)
Vesting of non-employee restricted stock	157	-	157
Stock-based compensation expense	326	-	326
Accretion of redeemable noncontrolling interests	-	(8,399)	(8,399)
Total stockholders’ equity as of March 31, 2009	$247,752	$(49,841)	$197,911

In connection with the restatement, noncontrolling interests previously classified as a component of stockholders’ equity are now classified outside of equity (in mezzanine equity) as redeemable noncontrolling interests.  A rollforward of redeemable noncontrolling interests from January 1, 2009 through March 31, 2009 is as follows:

Redeemable Noncontrolling Interests
(As Restated)

(In thousands)

Balance at January 1, 2009	$43,423
Net income attributable to noncontrolling interests	871
Accretion to estimated redemption value	8,399
Balance at March 31, 2009	$52,693

3.  ACQUISITIONS:

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

4.  DISCONTINUED OPERATIONS:

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

7.	DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

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

      Hedging Activities

      In June 2005, pursuant to the Credit Agreement (as defined in Note 8 - Long-Term Debt), the Company entered into four fixed rate swap agreements to reduce interest rate fluctuations on certain floating rate debt commitments. Two of the four $25.0 million swap agreements expired in June 2007 and 2008, respectively. The Company accounts for the remaining swap agreements using the mark-to-market method of accounting.

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

8.  LONG-TERM DEBT:

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

      Credit Facilities

      In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions including but not limited to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to September 13, 2007, and no less than 1.60 to 1.00 from September 14, 2007 to June 30, 2008, and no less than 1.75 to 1.00 from July 1, 2008 to December 31, 2009, and no less than 2.00 to 1.00 from January 1, 2010 to December 31, 2010, and no less than 2.25 to 1.00 from January 1, 2011 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.00 to 1.00 beginning April 1, 2006 to September 13, 2007, and no greater than 7.75 to 1.00 beginning September 14, 2007 to March 31, 2008, and no greater than 7.50 to 1.00 beginning April 1, 2008 to September 30, 2008, and no greater than 7.25 to 1.00 beginning October 1, 2008 to June 30, 2010, and no greater than 6.50 to 1.00 beginning July 1, 2010 to September 30, 2011, and no greater than 6.00 to 1.00 beginning October 1, 2011 and thereafter, (c) maintaining a senior leverage ratio of no greater than 5.00 to 1.00 beginning June 13, 2005 to September 30, 2006, and no greater than 4.50 to 1.00 beginning October 1, 2006 to September 30, 2007, and no greater than 4.00 to 1.00 beginning October 1, 2007 and thereafter, (d) limitations on liens, (e) limitations on the sale of assets, (f) limitations on the payment of dividends, and (g) limitations on mergers, as well as other customary covenants. The Company was in compliance with all debt covenants as of March 31, 2009. At the date of the filing of this Form 10-Q/A and based on its most recent projections, the Company's management believes it will be in compliance with all debt covenants through March 31, 2010. Based on its fiscal year end 2007 excess cash flow calculation, the Company made a debt principal prepayment of approximately $6.0 million in May 2008. For the year ended December 31, 2008 no excess cash calculation was required and therefore, no payment was required. In March 2009 the Company made a prepayment of $70.0 million on the term loan facility with $70.0 million in loan proceeds from the revolving facility.

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

      The indentures governing the Company’s senior subordinated notes also contain covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase capital stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.  The Company was in compliance with all covenants as of March 31, 2009. At the date of the filing of this Form 10-Q/A and based on its most recent projections, the Company's management believes it will be in compliance with all covenants through March 31, 2010.

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

9.  INCOME TAXES:

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

10.  STOCKHOLDERS’ EQUITY:

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

      The Company continues to have an open stock repurchase authorization with respect to its Class A and D stock and continued to make purchases subsequent to March 31, 2009. (See Note 15 – Subsequent Events.)

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

 11.  SEGMENT INFORMATION:

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

 12.  CONTRACT TERMINATION:

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

	(In thousands)

NET REVENUE	$26,200	$34,471	$—	$60,671
OPERATING EXPENSES:
Programming and technical	10,102	10,515	—	20,617
Selling, general and administrative	13,164	10,505	—	23,669
Corporate selling, general and administrative	—	5,490	—	5,490
Depreciation and amortization	3,006	2,249	—	5,255
Impairment of long-lived assets	37,424	11,529		48,953
Total operating expenses	63,696	40,288	—	103,984
Operating loss	(37,496)	(5,817)	—	(43,313)
INTEREST INCOME	—	18	—	18
INTEREST EXPENSE	2	10,777	—	10,779
GAIN ON RETIREMENT OF DEBT	—	1,221		1,221
EQUITY IN INCOME OF AFFILIATED COMPANY	—	1,150	—	1,150
OTHER INCOME (EXPENSE)	76	(26)	—	50
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(37,422)	(14,231)	—	(51,653)
PROVISION FOR INCOME TAXES	175	6,896	—	7,071
Net loss before equity in income of subsidiaries and discontinued operations	(37,597)	(21,127)	—	(58,724)
EQUITY IN LOSS OF SUBSIDIARIES	—	(37,664)	37,664	—
Net loss from continuing operations	(37,597)	(58,791)	37,664	(58,724)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(67)	225	—	158
Consolidated net loss	(37,664)	(58,566)	37,664	(58,566)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	—	871	—	871
Net loss attributable to common stockholders	$(37,664)	$(59,437)	$37,664	$(59,437)

The accompanying notes are an integral part of this consolidating financial statement.

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

	(In thousands)

NET REVENUE	$31,966	$40,532	$—	$72,498
OPERATING EXPENSES:
Programming and technical	8,349	10,716	—	19,065
Selling, general and administrative	13,224	11,425	—	24,649
Corporate selling, general and administrative	—	6,530	—	6,530
Depreciation and amortization	1,453	2,211	—	3,664
Total operating expenses	23,026	30,882	—	53,908
Operating income	8,940	9,650	—	18,590
INTEREST INCOME	—	201	—	201
INTEREST EXPENSE	—	17,259	—	17,259
EQUITY IN LOSS OF AFFILIATED COMPANY	—	2,829	—	2,829
OTHER EXPENSE, net	—	11	—	11
Income (Loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and income (loss) from discontinued operations	8,940	(10,248)	—	(1,308)
PROVISION FOR INCOME TAXES	6,008	2,890	—	8,898
Net income (loss) before equity in income of subsidiaries and income (loss) from discontinued operations	2,932	(13,138)	—	(10,206)
EQUITY IN INCOME OF SUBSIDIARIES	—	3,075	(3,075)	—
Net income (loss) from continuing operations	2,932	(10,063)	(3,075)	(10,206)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	143	(7,964)	—	(7,821)
Consolidated net income (loss)	3,075	(18,027)	(3,075)	(18,027)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	—	823	—	823
Net income (loss) attributable to common stockholders	$3,075	$(18,850)	$(3,075)	$(18,850)

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
AS OF MARCH 31, 2009

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated - See Note 2)

	(In thousands)

ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$290	$20,012	$—	$20,302
Trade accounts receivable, net of allowance for doubtful accounts	20,666	19,906	—	40,572
Prepaid expenses and other current assets	2,179	2,253	—	4,432
Deferred tax assets	—	108	—	108
Current assets from discontinued operations	187	140	—	327
Total current assets	23,322	42,419	—	65,741
PROPERTY AND EQUIPMENT, net	26,615	19,501	—	46,116
INTANGIBLE ASSETS, net	588,210	305,116	—	893,326
INVESTMENT IN SUBSIDIARIES	—	620,257	(620,257)	—
INVESTMENT IN AFFILIATED COMPANY	—	49,420	—	49,420
OTHER ASSETS	326	4,635	—	4,961
Total assets	$638,473	$1,041,348	$(620,257)	$1,059,564

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,510	$1,570	$—	$3,080
Accrued interest	—	4,241	—	4,241
Accrued compensation and related benefits	3,697	6,638	—	10,335
Income taxes payable	—	1,448		1,448
Other current liabilities	5,073	4,969	—	10,042
Current portion of long-term debt	57	26,461	—	26,518
Current liabilities from discontinued operations	30	147	—	177
Total current liabilities	10,367	45,474	—	55,841
LONG-TERM DEBT, net of current portion	—	650,680	—	650,680
OTHER LONG-TERM LIABILITIES	1,608	8,869	---	10,477
DEFERRED INCOME TAX LIABILITIES	6,241	85,721	—	91,962
Total liabilities	18,216	790,744	—	808,960

REDEEMABLE NONCONTROLLING INTERESTS	—	52,693	—	52,693

STOCKHOLDERS’ EQUITY:
Common stock	—	65	—	65
Accumulated other comprehensive loss	—	(2,926)	—	(2,926)
Additional paid-in capital	289,373	977,734	(289,373)	977,734
Retained earnings (accumulated deficit)	330,884	(776,962)	(330,884)	(776,962)
Total stockholders’ equity	620,257	197,911	(620,257)	197,911
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$638,473	$1,041,348	$(620,257)	$1,059,564

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2008

	Combined
	Guarantor	Radio One,
	Subsidiaries	Inc.	Eliminations	Consolidated
	(As Restated - See Note 2)

	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,601	$19,688	$-	$22,289
Trade accounts receivable, net of allowance for doubtful accounts	25,930	24,007	-	49,937
Prepaid expenses and other current assets	1,941	3,619	-	5,560
Deferred tax assets	-	108	-	108
Current assets from discontinued operations	246	57	-	303
Total current assets	30,718	47,479	-	78,197
PROPERTY AND EQUIPMENT, net	28,161	20,441	-	48,602
INTANGIBLE ASSETS, net	626,725	318,244	-	944,969
INVESTMENT IN SUBSIDIARIES	-	669,308	(669,308)	-
INVESTMENT IN AFFILIATED COMPANY	-	47,852	-	47,852
OTHER ASSETS	413	5,384	-	5,797
NON-CURRENT ASSESTS FROM DISCONTINUED OPERATIONS	60	-	-	60
Total assets	$686,077	$1,108,708	$(669,308)	$1,125,477

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,882	$1,809	$-	$3,691
Accrued interest	-	10,082	-	10,082
Accrued compensation and related benefits	3,042	7,492	-	10,534
Income taxes payable	-	30	-	30
Other current liabilities	5,364	7,113	-	12,477
Current portion of long-term debt	210	43,597	-	43,807
Current liabilities from discontinued operations	30	552	-	582
Total current liabilities	10,528	70,675	-	81,203
LONG-TERM DEBT, net of current portion	-	631,555	-	631,555
OTHER LONG-TERM LIABILITIES	-	11,008	-	11,008
DEFERRED TAX LIABILITIES	6,241	79,995	-	86,236
Total liabilities	16,769	793,233	-	810,002

REDEEMABLE NONCONTROLLING INTERESTS	-	43,423	-	43,423

STOCKHOLDERS’ EQUITY:
Common stock	-	79	-	79
Accumulated other comprehensive loss	-	(2,981)	-	(2,981)
Additional paid-in capital	301,002	992,479	(301,002)	992,479
Retained earnings (accumulated deficit)	368,306	(717,525)	(368,306)	(717,525)
Total stockholders’ equity	669,308	272,052	(669,308)	272,052
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$686,077	$1,108,708	$(669,308)	$1,125,477

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2009

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(37,664)	$(59,437)	$37,664	$(59,437)
Noncontrolling interests in income of subsidiaries	—	871	—	871
Consolidated net loss	(37,664)	(58,566)	37,664	(58,566)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	3,006	2,249	—	5,255
Amortization of debt financing costs	—	602	—	602
Deferred income taxes	—	5,726	—	5,726
Impairment of long-lived assets	37,424	11,529	—	48,953
Equity in income of affiliated company	—	(1,150)	—	(1,150)
Stock-based compensation and other non-cash compensation	—	483	—	483
Gain on retirement of debt	—	(1,221)	—	(1,221)
Amortization of contract inducement and termination fee	(240)	(234)	—	(474)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	5,264	4,101	—	9,365
Prepaid expenses and other current assets	(238)	1,366	—	1,128
Other assets	86	751	—	837
Due to corporate/from subsidiaries	(8,948)	8,948	—	—
Accounts payable	(372)	(239)	—	(611)
Accrued interest	—	(5,841)	—	(5,841)
Accrued compensation and related benefits	655	(854)	—	(199)
Income taxes payable	—	1,418	—	1,418
Other liabilities	1,317	(4,283)	—	(2,966)
Net cash flows provided from operating activities from discontinued operations	—	247	—	247
Net cash flows provided from (used in) operating activities	290	(34,968)	37,664	2,986
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,148)	—	(1,148)
Investment in subsidiaries	—	37,664	(37,664)	—
Purchase of other intangible assets	—	(39)	—	(39)
Net cash flows provided from investing activities	—	36,477	(37,664)	(1,187)
CASH FLOWS USED IN FINANCING ACTIVITIES:	—
Repayment of other debt	—	(153)	—	(153)
Repurchase of senior subordinated notes	—	(1,220)	—	(1,220)
Repayment of credit facility	—	(75,570)	—	(75,570)
Proceeds from credit facility	—	80,000	—	80,000
Repurchase of common stock	—	(6,843)	—	(6,843)
Net cash flows used in financing activities	—	(3,786)	—	(3,786)
INCREASE IN CASH AND CASH EQUIVALENTS	290	(2,277)	—	(1,987)
CASH AND CASH EQUIVALENTS, beginning of period	2,601	19,688	—	22,289
CASH AND CASH EQUIVALENTS, end of period	$2,891	$17,411	$—	$20,302

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2008

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted – See Note 1)
	(In thousands)

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss) attributable to common stockholders	$3,075	$(18,850)	$(3,075)	$(18,850)
Noncontrolling interests in income of subsidiaries	—	823	—	823
Consolidated net income (loss)	3,075	(18,027)	(3,075)	(18,027)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,453	2,211	—	3,664
Amortization of debt financing costs	—	689	—	689
Deferred income taxes	—	8,997	—	8,997
Equity in net loss of affiliated company	—	2,829	—	2,829
Stock-based compensation and other compensation	148	220	—	368
Amortization of contract inducement and termination fee	(224)	(291)	—	(515)
Change in interest due on stock subscriptions receivable	—	(5)	—	(5)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	533	2,870	—	3,403
Prepaid expenses and other current assets	431	703	—	1,134
Other assets	—	(976)	—	(976)
Due to corporate/from subsidiaries	(3,386)	3,386	—	—
Accounts payable	(715)	(913)	—	(1,628)
Accrued interest	—	(9,986)	—	(9,986)
Accrued compensation and related benefits	512	(1,745)	—	(1,233)
Income taxes payable	—	716	—	716
Other liabilities	2,139	(2,942)	—	(803)
Net cash from (used in) from operating activities of discontinued operations	(4,721)	10,488	—	5,767
Net cash flows used in operating activities	(755)	(1,776)	(3,075)	(5,606)
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3,270)	—	(3,270)
Equity investments	—	(997)	—	(997)
Investment in subsidiaries	—	(3,075)	3,075	—
Purchase of other intangible assets	—	(221)	—	(221)
Deposits for station equipment and purchases and other assets	—	(517)	—	(517)
Net cash from investing activities of discontinued operations	3	(3)	—	—
Net cash flows from (used in) investing activities	3	(8,083)	3,075	(5,005)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of other debt	—	(490)	—	(490)
Proceeds from credit facility	—	10,000	—	10,000
Repayment of credit facility	—	(11,500)	—	(11,500)
Payment of dividend to noncontrolling interest shareholders	—	(3,916)	—	(3,916)
Net cash flows used in financing activities	—	(5,906)	—	(5,906)
DECREASE IN CASH AND CASH EQUIVALENTS	(752)	(15,765)	—	(16,517)
CASH AND CASH EQUIVALENTS, beginning of period	822	23,425	—	24,247
CASH AND CASH EQUIVALENTS, end of period	$70	$7,660	$—	$7,730

The accompanying notes are an integral part of this consolidating financial statement.

15.  SUBSEQUENT EVENTS:

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

      (b) Station operating income:  Net (loss) income before depreciation and amortization, income taxes, interest income, interest expense, equity in gain or loss of affiliated company, minority interests in income of subsidiaries, gain on retirement of debt, other expense, corporate expenses, stock-based compensation expenses, impairment of long-lived assets and gain or loss from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our physical plant, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead, stock-based compensation and discontinued operations. Station operating income is frequently used as a basis for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not represent operating income or loss or cash flows from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

     Summary of Performance

     The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2009	2008
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands, except margin data)

Net revenue	$60,671	$72,498
Station operating income	16,511	28,989
Station operating income margin	27.2%	40.0%
Net loss attributable to common stockholders	$(59,437)	$(18,850)

     The reconciliation of net loss to station operating income is as follows:

	Three Months Ended March 31,
	2009	2008
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands)

Net loss attributable to common stockholders	$(59,437)	$(18,850)
Add back non-station operating income items included in net loss:
Interest income	(18)	(201)
Interest expense	10,779	17,259
Provision for income taxes	7,071	8,898
Corporate selling, general and administrative, excluding stock-based compensation	5,133	6,407
Stock-based compensation	483	328
Gain on retirement of debt	(1,221)	—
Equity in (income) loss of affiliated company	(1,150)	2,829
Other (income) expense, net	(50)	11
Depreciation and amortization	5,255	3,664
Noncontrolling interests in income of subsidiaries	871	823
Impairment of long-lived assets	48,953	—
(Income) loss from discontinued operations, net of tax	(158)	7,821
Station operating income	$16,511	$28,989

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

     The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008 (In thousands)

	Three Months Ended March 31,
	2009	2008 (1) (2)	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$60,671	$72,498	$(11,827)	(16.3)%
Operating expenses:
Programming and technical, excluding stock-based compensation	20,586	19,032	1,554	8.2
Selling, general and administrative, excluding stock-based compensation	23,574	24,477	(903)	(3.7)
Corporate selling, general and administrative, excluding stock-based compensation	5,133	6,407	(1,274)	(19.9)
Stock-based compensation	483	328	155	47.3
Depreciation and amortization	5,255	3,664	1,591	43.4
Impairment of long-lived assets	48,953	—	48,953	—
Total operating expenses	103,984	53,908	50,076	92.9
Operating (loss) income	(43,313)	18,590	(61,903)	(333.0)
Interest income	18	201	(183)	(91.0)
Interest expense	10,779	17,259	(6,480)	(37.5)
Gain on retirement of debt	1,221	—	1,221	—
Equity in income (loss) of affiliated company	1,150	(2,829)	3,979	140.7
Other income (expense), net	50	(11)	61	554.5
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(51,653)	(1,308)	(50,345)	(3,849.0)
Provision for income taxes	7,071	8,898	(1,827)	(20.5)
Net loss from continuing operations	(58,724)	(10,206)	(48,518)	(475.4)
Income (loss) from discontinued operations, net of tax	158	(7,821)	(7,979)	(102.0)
Consolidated net loss	(58,566)	(18,027)	(40,539)	(224.9)
Noncontrolling interests in income of subsidiaries	871	823	48	5.8
Net loss attributable to common stock holders	$(59,437)	$(18,850)	$(40,587)	(215.3)%

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

 Noncontrolling interests in income of subsidiaries

Three Months Ended March 31,		Increase/(Decrease)
2009	2008
$871	$823	$48	5.8%

 The increase in noncontrolling interests in income of subsidiaries is due primarily to an increase in Reach Media’s net income for the three months ended March 31, 2009, compared to the same period in 2008.

LIQUIDITY AND CAPITAL RESOURCES

      Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our credit facilities and other debt or equity financing.

      In June 2005, the Company entered into a credit agreement with a syndicate of banks (the “Credit Agreement”). Simultaneous with entering into the Credit Agreement, the Company borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 2011 (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement is $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities are subject to compliance with certain provisions including but not limited to financial covenants. The Company may use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes. The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including (a) maintaining an interest coverage ratio of no less than 1.90 to 1.00 from January 1, 2006 to September 13, 2007, and no less than 1.60 to 1.00 from September 14, 2007 to June 30, 2008, and no less than 1.75 to 1.00 from July 1, 2008 to December 31, 2009, and no less than 2.00 to 1.00 from January 1, 2010 to December 31, 2010, and no less than 2.25 to 1.00 from January 1, 2011 and thereafter, (b) maintaining a total leverage ratio of no greater than 7.00 to 1.00 beginning April 1, 2006 to September 13, 2007, and no greater than 7.75 to 1.00 beginning September 14, 2007 to March 31, 2008, and no greater than 7.50 to 1.00 beginning April 1, 2008 to September 30, 2008, and no greater than 7.25 to 1.00 beginning October 1, 2008 to June 30, 2010, and no greater than 6.50 to 1.00 beginning July 1, 2010 to September 30, 2011, and no greater than 6.00 to 1.00 beginning October 1, 2011 and thereafter, (c) maintaining a senior leverage ratio of no greater than 5.00 to 1.00 beginning June 13, 2005 to September 30, 2006, and no greater than 4.50 to 1.00 beginning October 1, 2006 to September 30, 2007, and no greater than 4.00 to 1.00 beginning October 1, 2007 and thereafter, (d) limitations on liens, (e) limitations on the sale of assets, (f) limitations on the payment of dividends, and (g) limitations on mergers, as well as other customary covenants. The Company was in compliance with all debt covenants as of March 31, 2009. At the date of the filing of this Form 10-Q/A and based on its most recent projections, the Company's management believes it will be in compliance with all debt covenants through March 31, 2010. Based on its fiscal year end 2007 excess cash flow calculation, the Company made a debt principal prepayment of approximately $6.0 million in May 2008. For the year ended December 31, 2008 no excess cash calculation was required and therefore, no payment was required. In March 2009 the Company made a prepayment of $70.0 million on the term loan facility with $70.0 million in loan proceeds from the revolving facility.

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

      The indentures governing our senior subordinated notes require that we comply with certain financial covenants limiting our ability to incur additional debt. Such terms also place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things. Our Credit Agreement also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit our ability to borrow under the Credit Agreement or to otherwise raise funds in the debt market.  The Company was in compliance with all covenants as of March 31, 2009, and as of the date of the filing of this Form 10-Q/A, and based on current projections, the Company believes it will be in compliance with all covenants through March 31, 2010.

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

With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interests as of March 31, 2009 was approximately $52.7 million.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

Redeemable noncontrolling interests

Noncontrolling interests in subsidiaries that are redeemable outside of the Company’s control for cash or other assets are classified as mezzanine equity and measured at the greater of estimated redemption value at the end of each reporting period or the historical cost basis of the noncontrolling interests adjusted for cumulative earnings allocations.  The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in-capital.

RECENT ACCOUNTING PRONOUNCEMENTS

      In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133.”   SFAS No. 161 requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format.  It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related.  Finally, it requires cross referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Effective January 1, 2009, the Company adopted SFAS No. 161. The Company’s adoption of SFAS No. 161 had no impact on its financial condition or results of operations.  (See Note 7 – Derivative Instruments and Hedging Activities.)

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

      In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51.”  This statement amends ARB No. 51 to establish accounting and reporting standards for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interests in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  This statement is effective for fiscal years beginning after December 15, 2008. Effective January 1, 2009, the Company adopted SFAS No. 160.  SFAS No. 160 changed the accounting and reporting for minority interests, which is now characterized as noncontrolling interests. SFAS No. 160 required retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. Reflected in the December 31, 2008 Form 10-K/A, minority interests on the consolidated balance sheet was approximately $2.0 million.  See Note 2 – Restatement of Consolidated Financial Statements, for a discussion of the Company’s accounting and reporting for its noncontrolling interests.

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

  August 23, 2010