Form 10-Q/A
period 2009-06-30
RADIO ONE, INC.
filed 2010-08-23
CIK 1041657

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

    EXPLANATORY NOTE

Radio One, Inc. (“Radio One” or the “Company”) is filing this Amendment to its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009, which was previously filed with the Securities and Exchange Commission on August 7, 2009, as the Company is restating its consolidated financial statements as of December 31, 2008, and for the years ended December 31, 2008 and 2007 for the reason described below.  This Form 10-Q/A reflects the restatement of the unaudited quarterly financial information and financial statements for the quarterly financial reporting period ended June 30, 2009.

  The restatement is solely the result of an error in the measurement and classification of a noncontrolling interest in Reach Media that resulted in overstated consolidated stockholders’ equity and understated mezzanine equity by equal amounts.  The adjustments decreased total stockholders’ equity by approximately $49.2 million and $41.4 million as of June 30, 2009 and December 31, 2008, respectively.  The restatements do not result in a change to our previously reported financial results in the consolidated statements of operations or consolidated statements of cash flows for the Company, and, hence, will not affect previously reported net income or earnings per share. See Note 2 to Consolidated Financial Statements for the impact of these adjustments on the consolidated financial statements and footnotes.

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

Except as described above, and for corrections of certain typographical errors of an immaterial and non-financial nature, this form 10-Q/A does not amend, update or change the financial statements or any other items or disclosures made in the Form 10-Q for the quarterly period ended June 30, 2009.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)

	(In thousands, except share data)

NET REVENUE	$70,083	$83,432	$130,754	$155,930
OPERATING EXPENSES:
Programming and technical	19,282	20,853	39,899	39,918
Selling, general and administrative	21,435	27,773	45,104	52,463
Corporate selling, general and administrative	5,608	17,807	11,098	24,337
Depreciation and amortization	5,259	5,171	10,514	8,835
Impairment of long-lived assets	—	—	48,953	—
Total operating expenses	51,584	71,604	155,568	125,553
Operating income (loss)	18,499	11,828	(24,814)	30,377
INTEREST INCOME	47	130	65	331
INTEREST EXPENSE	9,033	15,160	19,812	32,419
GAIN ON RETIREMENT OF DEBT	—	1,015	1,221	1,015
EQUITY IN (INCOME) LOSS OF AFFILIATED COMPANY	(747)	(29)	(1,897)	2,799
OTHER EXPENSE, net	114	33	64	44
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and (loss) income from discontinued operations	10,146	(2,191)	(41,507)	(3,539)
PROVISION FOR INCOME TAXES	1,777	9,761	8,848	18,659
Net income (loss) from continuing operations	8,369	(11,952)	(50,355)	(22,198)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(89)	1,334	69	(6,447)
CONSOLIDATED NET INCOME (LOSS)	8,280	(10,618)	(50,286)	(28,645)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	1,067	1,058	1,938	1,881
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7,213	$(11,676)	$(52,224)	$(30,526)

BASIC AND DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$0.12	$(0.13)	$(0.81)*	$(0.24)
Discontinued operations, net of tax	—	0.01	— *	(0.07)
Net income (loss) attributable to common stockholders	$0.12	$(0.12)	$(0.80)*	$(0.31)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	59,421,562	98,403,298	64,920,155	98,560,790
Diluted	60,034,168	98,403,298	64,920,155	98,560,790

*  Earnings per share amounts may not add due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
	As of
	June 30, 2009	December 31, 2008
	(Unaudited)
	(As Restated - See Note 2)

	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$22,153	$22,289
Trade accounts receivable, net of allowance for doubtful accounts of $2,893 and $3,789, respectively	49,429	49,937
Prepaid expenses and other current assets	4,667	5,560
Deferred tax assets	71	108
Current assets from discontinued operations	28	303
Total current assets	76,348	78,197
PROPERTY AND EQUIPMENT, net	44,734	48,602
GOODWILL	138,145	137,095
RADIO BROADCASTING LICENSES	714,838	763,657
OTHER INTANGIBLE ASSETS, net	38,901	44,217
INVESTMENT IN AFFILIATED COMPANY	50,379	47,852
OTHER ASSETS	3,253	5,797
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	—	60
Total assets	$1,066,598	$1,125,477

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,795	$3,691
Accrued interest	9,396	10,082
Accrued compensation and related benefits	8,546	10,534
Income taxes payable	1,394	30
Other current liabilities	11,595	12,477
Current portion of long-term debt	18,010	43,807
Current liabilities from discontinued operations	122	582
Total current liabilities	51,858	81,203
LONG-TERM DEBT, net of current portion	655,529	631,555
OTHER LONG-TERM LIABILITIES	10,078	11,008
DEFERRED TAX LIABILITIES	92,294	86,236
Total liabilities	809,759	810,002

REDEEMABLE NONCONTROLLING INTERESTS	53,122	43,423

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2009 and December 31, 2008	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,981,841 and 3,016,730 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 49,135,754 and 69,971,551 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	49	70
Accumulated other comprehensive loss	(2,506)	(2,981)
Additional paid-in capital	975,914	992,479
Accumulated deficit	(769,749)	(717,525)
Total stockholders’ equity	203,717	272,052
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$1,066,598	$1,125,477

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Comprehensive Loss	Accumulated Other Comprehensive Loss	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
								(As Restated - See Note 2)		(As Restated - See Note 2)

	(In thousands, except share data)
BALANCE, as of December 31, 2008 (as restated)	$—	$3	$3	$3	$70		$(2,981)	$992,479	$(717,525)	$272,052
Comprehensive loss:
Consolidated net loss	—	—	—	—	—	$(52,224)	—	—	(52,224)	(52,224)
Change in unrealized loss on derivative and hedging activities, net of taxes	—	—	—	—	—	475	475	—	—	475
Comprehensive loss						$(51,749)
Repurchase of 34,889 shares of Class A common stock and 20,835,797 shares of Class D common stock	—	—	—	—	(21)		—	(9,883)	—	(9,904)
Vesting of non-employee restricted stock	—	—	—	—	—		—	316	—	316
Stock-based compensation expense	—	—	—	—	—		—	763	—	763
Accretion of redeemable noncontrolling interests to estimated redemption value (as restated)	—	—	—	—	—		—	(7,761)	—	(7,761)
BALANCE, as of June 30, 2009 (as restated)	$—	$3	$3	$3	$49		$(2,506)	$975,914	$(769,749)	$203,717

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30,
	2009	2008
	(Unaudited)

	(In thousands)
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(52,224)	$(30,526)
Noncontrolling interests in income of subsidiaries	1,938	1,881
Consolidated net loss	(50,286)	(28,645)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	10,514	8,835
Amortization of debt financing costs	1,205	1,361
Deferred income taxes	5,999	17,592
Impairment of long-lived assets	48,953	—
Equity in (income) loss of affiliated company	(1,897)	2,799
Stock-based and other compensation	1,079	849
Gain on retirement of debt	(1,221)	(1,015)
Change in interest due on stock subscriptions receivable	—	(20)
Amortization of contract inducement and termination fee	(947)	(947)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	508	(3,811)
Prepaid expenses and other assets	893	1,525
Other assets	2,544	(3,286)
Accounts payable	(896)	(3,480)
Accrued interest	(687)	(804)
Accrued compensation and related benefits	(1,988)	4,863
Income taxes payable	1,364	(3,033)
Other liabilities	(1,812)	4,467
Net cash flows from operating activities of discontinued operations	(464)	814
Net cash flows from (used in) operating activities	12,861	(1,936)
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(2,287)	(4,036)
Acquisitions	—	(70,426)
Purchase of other intangible assets	(263)	(1,046)
Proceeds from sale of assets	—	150,224
Deposits for station equipment and purchases and other assets	—	161
Net cash flows (used in) provided from investing activities	(2,550)	74,877
CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of other debt	(153)	(987)
Proceeds from credit facility	111,500	79,000
Repayment of credit facility	(110,670)	(150,909)
Repurchase of senior subordinated notes	(1,220)	(6,920)
Repurchase of common stock	(9,904)	(2,775)
Payment of dividend to noncontrolling interest shareholders of Reach Media, Inc.	—	(3,916)
Net cash flows used in financing activities	(10,447)	(86,507)
DECREASE IN CASH AND CASH EQUIVALENTS	(136)	(13,566)
CASH AND CASH EQUIVALENTS, beginning of period	22,289	24,247
CASH AND CASH EQUIVALENTS, end of period	$22,153	$10,681

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$19,293	$31,877
Income taxes	$1,612	$5,282

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

      (c)  Financial Instruments

     Financial instruments as of June 30, 2009 and December 31, 2008 consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, long-term debt, redeemable noncontrolling interests and subscriptions receivable. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2009 and December 31, 2008, except for the Company’s outstanding senior subordinated notes. The 8 7/8% Senior Subordinated Notes due July 2011 had a carrying value of $101.5 million and a fair value of approximately $40.6 million as of June 30, 2009, and a carrying value of $104.0 million and a fair value of approximately $52.0 million as of December 31, 2008. The 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $200.0 million and a fair value of approximately $64.0 million as of June 30, 2009,  and a carrying value of $200.0 million and a fair value of approximately $60.0 million as of December 31, 2008. The fair values were determined based on the current trading values of these instruments.

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

      The following table sets forth the components of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)

Consolidated net income (loss)	$8,280	$(10,618)	$(50,286)	$(28,645)
Other comprehensive income (loss) (net of tax benefit of $0 for all periods):
Derivative and hedging activities	420	1,682	475	(1,466)
Comprehensive income (loss)	8,700	(8,936)	(49,811)	(30,111)
Comprehensive income (loss) attributable to the noncontrolling interests	—	—	—	—
Comprehensive income (loss)	$8,700	$(8,936)	$(49,811)	$(30,111)

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

      As of June 30, 2009 and December 31, 2008, the fair values of our financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)

As of June 30, 2009
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$2,506	$—	$2,506	$—
Employment agreement award (b)	4,214	—	—	4,214
Total	$6,720	$—	$2,506	$4,214

Mezzanine equity subject to fair value measurement (As restated)
Redeeemable noncontrolling interests (c)	$53,122	$—	$—	$53,122

As of December 31, 2008
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$2,981	$—	$2,981	$—
Employment agreement award (b)	4,326	—	—	4,326
Total	$7,307	$—	$2,981	$4,326

Mezzanine equity subject to fair value measurement (As restated)
Redeeemable noncontrolling interests (c)	$43,423	$—	$—	$43,423

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

(c) Redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and terminal value.

      The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2009.

	Employment Agreement Award	Redeemable Noncontrolling Interests
		(As Restated)

	(In thousands)

Balance at December 31, 2008	$4,326	$43,423
Gains included in earnings (realized/unrealized)	(112)	—
Changes in accumulated other comprehensive loss	—	—
Purchases, issuances, and settlements	—	—
Net income attributable to noncontrolling interests		1,938
Accretion to estimated redemption value	—	7,761
Balance at June 30, 2009	$4,214	$53,122

The amount of total gains for the period included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date	$(112)	$—

      Gains included in earnings (realized/unrealized) were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the six months ended June 30, 2009.

Net income attributable to noncontrolling interests amounts reflected in the table above was recorded in the consolidated statements of operations as noncontrolling interests in income of subsidiaries for the six months ended June 30, 2009.

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

(i) Impact of Recently Issued Accounting Pronouncements

      In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTMand the Hierarchy of Generally Accepted Accounting Principles: a replacement of FASB Statement No. 162,” which became the source of authoritative non-SEC U.S. GAAP for non-governmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 will have a material impact on its consolidated financial statements.

      In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 addresses accounting and disclosure requirements related to subsequent events. It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. Effective for the quarter ended June 30, 2009, the Company adopted SFAS No. 165. The Company has provided the required disclosures regarding subsequent events in Note 15 – Subsequent Events.

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

       (j) Liquidity

The Company continually projects its anticipated cash needs, which include (but is not limited to) its operating needs, capital requirements, the TV One funding commitment and principal and interest payments on its indebtedness. Management’s most recent operating income and cash flow projections considered the current economic crisis, which has reduced advertising demand in general, as well as the limited credit environment. As of the filing of this Form 10-Q/A, management believes the Company can meet its liquidity needs through June 30, 2010 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through additional borrowing available under the Credit Agreement, which was approximately $8.0 million at June 30, 2009. Based on these projections, management also believes the Company will be in compliance with its debt covenants through June 30, 2010. However, a continued worsening economy, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed in its projections. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly to an extent that we could not meet our liquidity needs or it appears that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions, and further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments, subject to our available liquidity to make such repurchases. If these measures are not successful in maintaining compliance with our debt covenants, the Company would attempt to negotiate for relief through an amendment with its lenders or waivers of covenant noncompliance, which could result in higher interest costs, additional fees and reduced borrowing limits. There is no assurance that the Company would be successful in obtaining relief from its debt covenant requirements in these circumstances. Failure to comply with its debt covenants and a corresponding failure to negotiate a favorable amendment or waivers with the Company’s lenders could result in the acceleration of the maturity of all the Company’s outstanding debt, which would have a material adverse effect on the Company’s business and financial position.

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

In its previously filed consolidated financial statements, the Company classified the noncontrolling interests as a component of permanent equity and recorded the noncontrolling interests at its historical cost basis adjusted for the portion of earnings attributable to the noncontrolling interests. Because the noncontrolling interests in Reach Media will become redeemable on February 28, 2012, the Company must elect to subsequently measure the noncontrolling interests to its expected redemption value by either accreting changes in the redemption value from the date of issuance to the earliest redemption date using an appropriate methodology or by recognizing changes in the redemption value immediately as they occur as if the end of the reporting period was the redemption date. The Company has elected to recognize changes in the redemption value immediately as they occur as if the end of the reporting period was the redemption date.

The following table summarizes the effects of the restatement adjustments on the consolidated balance sheets (in thousands):

	As of June 30, 2009			As of December 31, 2008
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Redeemable noncontrolling interests	$-	$53,122	$53,122	$-	$43,423	$43,423
Additional paid-in capital	$1,025,117	$(49,203)	$975,914	$1,033,921	$(41,442)	$992,479
Total stockholders' equity	$252,920	$(49,203)	$203,717	$313,494	$(41,442)	$272,052
Noncontrolling interests	$3,919	$(3,919)	$-	$1,981	$(1,981)	$-
Total equity	$256,839	$(53,122)	$203,717	$315,475	$(43,423)	$272,052

The following table summarizes the effects of the restatement adjustments on our previously issued consolidated statements of changes in equity for the period ended June 30, 2009 (in thousands).

Changes in additional paid-in-capital
	As Previously Reported	Adjustments	As Restated

Additional paid-in capital as of December 31, 2008	$1,033,921	$(41,442)	$992,479
Repurchase of common stock	(9,883)	-	(9,883)
Vesting of non-employee restricted stock	316	-	316
Stock-based compensation expense	763	-	763
Accretion of redeemable noncontrolling interests	-	(7,761)	(7,761)
Additional paid-in capital as of June 30, 2009	$1,025,117	$(49,203)	$975,914

Changes in stockholders’ equity
	As Previously Reported	Adjustments	As Restated

Total stockholders’ equity as of December 31, 2008	$313,494	$(41,442)	$272,052
Net loss	(52,224)	-	(52,224)
Other comprehensive loss	475	-	475
Repurchase of common stock	(9,904)	-	(9,904)
Vesting of non-employee restricted stock	316	-	316
Stock-based compensation expense	763	-	763
Accretion of redeemable noncontrolling interests	-	(7,761)	(7,761)
Total stockholders’ equity as of June 30, 2009	$252,920	$(49,203)	$203,717

In connection with the restatement, noncontrolling interests previously classified as a component of stockholders’ equity are now classified outside of equity (in mezzanine equity) as redeemable noncontrolling interests.  A rollforward of redeemable noncontrolling interests from January 1, 2009 through June 30, 2009 is as follows:

Redeemable Noncontrolling Interests
(As Restated)

(In thousands)

Balance at January 1, 2009	$43,423
Net income attributable to noncontrolling interests	1,938
Accretion to estimated redemption value	7,761
Balance at June 30, 2009	$53,122

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2009

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$32,265	$37,818	$—	$70,083
OPERATING EXPENSES:
Programming and technical	9,146	10,136	—	19,282
Selling, general and administrative	13,162	8,273	—	21,435
Corporate selling, general and administrative	—	5,608	—	5,608
Depreciation and amortization	3,010	2,249	—	5,259
Total operating expenses	25,318	26,266	—	51,584
Operating income	6,947	11,552	—	18,499
INTEREST INCOME	—	47	—	47
INTEREST EXPENSE	1	9,032	—	9,033
EQUITY IN INCOME OF AFFILIATED COMPANY	—	(747)	—	(747)
OTHER EXPENSE	4	110	—	114
Income before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	6,942	3,204	—	10,146
PROVISION FOR INCOME TAXES	55	1,722	—	1,777
Net income before equity in income of subsidiaries and discontinued operations	6,887	1,482	—	8,369
EQUITY IN INCOME OF SUBSIDIARIES	—	6,889	(6,889)	—
Net income from continuing operations	6,887	8,371	(6,889)	8,369
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	2	(91)	—	(89)
Consolidated net income	6,889	8,280	(6,889)	8,280
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	—	1,067	—	1,067
Net income attributable to common stockholders	$6,889	$7,213	$(6,889)	$7,213

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 2008

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$38,734	$44,698	$—	$83,432
OPERATING EXPENSES:
Programming and technical	10,042	10,811	—	20,853
Selling, general and administrative	16,905	10,868	—	27,773
Corporate selling, general and administrative	—	17,807	—	17,807
Depreciation and amortization	2,996	2,175	—	5,171
Total operating expenses	29,943	41,661	—	71,604
Operating income	8,791	3,037	—	11,828
INTEREST INCOME	2	128	—	130
INTEREST EXPENSE	10	15,150	—	15,160
GAIN ON RETIREMENT OF DEBT	—	1,015		1,015
EQUITY IN INCOME OF AFFILIATED COMPANY	—	(29)	—	(29)
OTHER EXPENSE	—	33	—	33
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	8,783	(10,974)	—	(2,191)
PROVISION FOR INCOME TAXES	6,793	2,968	—	9,761
Net income (loss) before equity in income of subsidiaries and discontinued operations	1,990	(13,942)	—	(11,952)
EQUITY IN INCOME OF SUBSIDIARIES	—	1,887	(1,887)	—
Net income (loss) from continuing operations	1,990	(12,055)	(1,887)	(11,952)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(103)	1,437	—	1,334
Consolidated net income (loss)	1,887	(10,618)	(1,887)	(10,618)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	—	1,058	—	1,058
Net income (loss) attributable to common stockholders	$1,887	$(11,676)	$(1,887)	$(11,676)

The accompanying notes are an integral part of this consolidating financial statement.

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$58,466	$72,288	$—	$130,754
OPERATING EXPENSES:
Programming and technical	19,247	20,652	—	39,899
Selling, general and administrative	26,326	18,778	—	45,104
Corporate selling, general and administrative	—	11,098	—	11,098
Depreciation and amortization	6,016	4,498	—	10,514
Impairment of long-lived assets	37,424	11,529		48,953
Total operating expenses	89,013	66,555	—	155,568
Operating (loss) income	(30,547)	5,733	—	(24,814)
INTEREST INCOME	—	65	—	65
INTEREST EXPENSE	3	19,809	—	19,812
GAIN ON RETIREMENT OF DEBT	—	1,221		1,221
EQUITY IN INCOME OF AFFILIATED COMPANY	—	(1,897)	—	(1,897)
OTHER (INCOME) EXPENSE	(72)	136	—	64
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(30,478)	(11,029)	—	(41,507)
PROVISION FOR INCOME TAXES	230	8,618	—	8,848
Net loss before equity in loss of subsidiaries and discontinued operations	(30,708)	(19,647)	—	(50,355)
EQUITY IN LOSS OF SUBSIDIARIES	—	(30,773)	30,773	—
Net loss from continuing operations	(30,708)	(50,420)	30,773	(50,355)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(65)	134	—	69
Consolidated net loss	(30,773)	(50,286)	30,773	(50,286)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	—	1,938	—	1,938
Net loss attributable to common stockholders	$(30,773)	$(52,224)	$30,773	$(52,224)

The accompanying notes are an integral part of this consolidating financial statement.

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED JUNE 30, 2008

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$70,700	$85,230	$—	$155,930
OPERATING EXPENSES:
Programming and technical	18,391	21,527	—	39,918
Selling, general and administrative	30,129	22,334	—	52,463
Corporate selling, general and administrative	—	24,337	—	24,337
Depreciation and amortization	4,404	4,431	—	8,835
Total operating expenses	52,924	72,629	—	125,553
Operating income	17,776	12,601	—	30,377
INTEREST INCOME	2	329	—	331
INTEREST EXPENSE	10	32,409	—	32,419
GAIN ON RETIREMENT OF DEBT	—	1,015		1,015
EQUITY IN LOSS OF AFFILIATED COMPANY	—	2,799	—	2,799
OTHER EXPENSE	—	44	—	44
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	17,768	(21,307)	—	(3,539)
PROVISION FOR INCOME TAXES	12,801	5,858	—	18,659
Net income (loss) before equity in income of subsidiaries and discontinued operations	4,967	(27,165)	—	(22,198)
EQUITY IN INCOME OF SUBSIDIARIES	—	5,007	(5,007)	—
Net income (loss) from continuing operations	4,967	(22,158)	(5,007)	(22,198)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	40	(6,487)	—	(6,447)
Consolidated net income (loss)	5,007	(28,645)	(5,007)	(28,645)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	—	1,881	—	1,881
Net income (loss) attributable to common stockholders	$5,007	$(30,526)	$(5,007)	$(30,526)

The accompanying notes are an integral part of this consolidating financial statement

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
AS OF JUNE 30, 2009

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated - See Note 2)

	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$402	$21,751	$—	$22,153
Trade accounts receivable, net of allowance for doubtful accounts	26,188	23,241	—	49,429
Prepaid expenses and other current assets	1,829	2,838	—	4,667
Deferred tax assets	—	71	—	71
Current assets from discontinued operations	(82)	110	—	28
Total current assets	28,337	48,011	—	76,348
PROPERTY AND EQUIPMENT, net	25,894	18,840	—	44,734
INTANGIBLE ASSETS, net	588,160	303,724	—	891,884
INVESTMENT IN SUBSIDIARIES	—	582,683	(582,683)	—
INVESTMENT IN AFFILIATED COMPANY	—	50,379	—	50,379
OTHER ASSETS	860	2,393	—	3,253
Total assets	$643,251	$1,006,030	$(582,683)	$1,066,598

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$854	$1,941	$—	$2,795
Accrued interest	—	9,396	—	9,396
Accrued compensation and related benefits	2,853	5,693	—	8,546
Income taxes payable	—	1,394	---	1,394
Other current liabilities	7,530	4,065	—	11,595
Current portion of long-term debt	—	18,010	—	18,010
Current liabilities from discontinued operations	85	37	—	122
Total current liabilities	11,322	40,536	—	51,858
LONG-TERM DEBT, net of current portion	—	655,529	—	655,529
OTHER LONG-TERM LIABILITIES	1,726	8,352	---	10,078
DEFERRED INCOME TAX LIABILITIES	47,520	44,774	—	92,294
Total liabilities	60,568	749,191	—	809,759

REDEEMABLE NONCONTROLLING INTERESTS	—	53,122	—	53,122

STOCKHOLDERS’ EQUITY:
Common stock	—	58	—	58
Accumulated other comprehensive loss	—	(2,506)	—	(2,506)
Additional paid-in capital	(46,935)	975,914	46,935	975,914
Retained earnings (accumulated deficit)	629,618	(769,749)	(629,618)	(769,749)
Total stockholders’ equity	582,683	203,717	(582,683)	203,717
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$643,251	$1,006,030	$(582,683)	$1,066,598

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2009

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(30,773)	$(52,224)	$30,773	$(52,224)
Noncontrolling interests in income of subsidiaries	—	1,938	—	1,938
Consolidated net loss	(30,773)	(50,286)	30,773	(50,286)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	6,016	4,498	—	10,514
Amortization of debt financing costs	—	1,205	—	1,205
Deferred income taxes	—	5,999	—	5,999
Impairment of long-lived assets	37,424	11,529	—	48,953
Equity in income of affiliated company	—	(1,897)	—	(1,897)
Stock-based compensation and other non-cash compensation	—	1,079	—	1,079
Gain on retirement of debt	—	(1,221)	—	(1,221)
Amortization of contract inducement and termination fee	(480)	(467)	—	(947)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(258)	766	—	508
Prepaid expenses and other current assets	112	781	—	893
Other assets	(447)	2,991	—	2,544
Due to corporate/from subsidiaries	(16,468)	16,468	—	—
Accounts payable	(1,028)	132	—	(896)
Accrued interest	—	(687)	—	(687)
Accrued compensation and related benefits	(189)	(1,799)	—	(1,988)
Income taxes payable	—	1,364	—	1,364
Other liabilities	3,892	(5,704)	—	(1,812)
Net cash flows provided from operating activities from discontinued operations	—	(464)	—	(464)
Net cash flows (used in) provided from operating activities	(2,199)	(15,713)	30,773	12,861
CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,287)	—	(2,287)
Investment in subsidiaries	—	30,773	(30,773)	—
Purchase of other intangible assets	—	(263)	—	(263)
Net cash flows from (used in) investing activities	—	28,223	(30,773)	(2,550)
CASH FLOWS USED IN FINANCING ACTIVITIES:
Repayment of other debt	—	(153)	—	(153)
Proceeds from credit facility	—	111,500	—	111,500
Repayment of credit facility	—	(110,670)	—	(110,670)
Repurchase of senior subordinated notes	—	(1,220)	—	(1,220)
Repurchase of common stock	—	(9,904)	—	(9,904)
Net cash flows used in financing activities	—	(10,447)	—	(10,447)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,199)	2,063	—	(136)
CASH AND CASH EQUIVALENTS, beginning of period	2,601	19,688	—	22,289
CASH AND CASH EQUIVALENTS, end of period	$402	$21,751	$—	$22,153

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2008

	Combined
	Guarantor
	Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss) attributable to common stockholders	$5,007	$(30,526)	$(5,007)	$(30,526)
Noncontrolling interests in income of subsidiaries	—	1,881	—	1,881
Consolidated net income (loss)	5,007	(28,645)	(5,007)	(28,645)
Adjustments to reconcile consolidated net income (loss) to net cash from operating activities:
Depreciation and amortization	4,404	4,431	—	8,835
Amortization of debt financing costs	—	1,361	—	1,361
Deferred income taxes	—	17,592	—	17,592
Equity in loss of affiliated company	—	2,799	—	2,799
Stock-based and other compensation	—	849	—	849
Gain on retirement of debt	—	(1,015)	—	(1,015)
Amortization of contract inducement and termination fee	—	(947)	—	(947)
Change in interest due on stock subscriptions receivable	—	(20)	—	(20)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(5,883)	2,072	—	(3,811)
Prepaid expenses and other current assets	(7)	1,532	—	1,525
Other assets	---	(3,286)	—	(3,286)
Due to corporate/from subsidiaries	(3,071)	3,071	—	—
Accounts payable	369	(3,849)	—	(3,480)
Accrued interest	—	(804)	—	(804)
Accrued compensation and related benefits	649	4,214	—	4,863
Income taxes payable	—	(3,033)	—	(3,033)
Other liabilities	—	4,467	—	4,467
Net cash flows provided from operating activities from discontinued operations	—	814	—	814
Net cash flows provided from (used in) operating activities	1,468	1,603	(5,007)	(1,936)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(4,036)	—	(4,036)
Acquisitions	—	(70,426)	—	(70,426)
Investment in subsidiaries	—	(5,007)	5,007	—
Purchase of other intangible assets	—	(1,046)	—	(1,046)
Proceeds from sale of assets	—	150,224	—	150,224
Deposits for station equipment and purchases and other assets	—	161	—	161
Net cash flows provided from investing activities	—	69,870	5,007	74,877
CASH FLOWS USED IN FINANCING ACTIVITIES:	—
Repayment of other debt	—	(987)	—	(987)
Proceeds from credit facility	—	79,000	—	79,000
Repayment of credit facility	—	(150,909)	—	(150,909)
Repurchase of senior subordinated notes	—	(6,920)	—	(6,920)
Repurchase of common stock	—	(2,775)	—	(2,775)
Payment of dividend to noncontrolling interest shareholders of Reach Media, Inc.	—	(3,916)	—	(3,916)
Net cash flows used in financing activities	—	(86,507)	—	(86,507)
INCREASE IN CASH AND CASH EQUIVALENTS	1,468	(15,034)	—	(13,566)
CASH AND CASH EQUIVALENTS, beginning of period	822	23,425	—	24,247
CASH AND CASH EQUIVALENTS, end of period	$2,290	$8,391	$—	$10,681

The accompanying notes are an integral part of these consolidated financial statements.

15.  SUBSEQUENT EVENTS:

During July 2009, the Company repurchased 1,351,300 shares of Class D common stock in the amount of $513,494 at an average price of $0.38 per share. As of July 31, 2009, the Company had approximately $49.5 million in capacity available under its share repurchase program.

The United States Securities and Exchange Commission (the “SEC”) periodically reviews filings made under the Securities Act of 1933 and the Securities Exchange Act of 1934 to monitor and enhance compliance with the applicable disclosure and accounting requirements.  As required by the Sarbanes-Oxley Act of 2002, the SEC undertakes some level of review of each reporting company at least once every three years.  On August 6, 2009, the Company received two letters from the SEC regarding certain disclosures made in its Form 10-K/A for the year ended December 31, 2008 filed March 16, 2009, as amended April 30, 2009, Forms 10-Q/A for the quarterly period ended March 31, 2009 and the Company’s Preliminary Proxy Statement (the “Reviewed Company Filings”).  The letter indicates that the SEC has reviewed the Reviewed Company Filings and suggests certain revisions to the Reviewed Company Filings (the “Comments”).   The Company is reviewing the Comments and will respond to the SEC accordingly.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except margin data)

Net revenue	$70,083	$83,432	$130,754	$155,930
Station operating income	29,553	35,179	46,064	64,127
Station operating income margin	42.2%	42.2%	35.2%	41.1%
Net income (loss) attributable to common stockholders	$7,213	$(11,676)	$(52,224)	$(30,526)

The reconciliation of net loss to station operating income is as follows:

	Three Months Ended		Six Months Ended
	June 30,
	2009	2008	2009	2008
	(In thousands)

Net income (loss) attributable to common stockholders	$7,213	$(11,676)	$(52,224)	$(30,526)
Add back non-station operating income items included in net income (loss):
Interest income	(47)	(130)	(65)	(331)
Interest expense	9,033	15,160	19,812	32,419
Provision for income taxes	1,777	9,761	8,848	18,659
Corporate selling, general and administrative, excluding non-cash and stock-based compensation	5,199	17,551	10,332	23,958
Stock-based compensation	596	629	1,079	957
Equity in (income) loss of affiliated company	(747)	(29)	(1,897)	2,799
Gain on retirement of debt	—	(1,015)	(1,221)	(1,015)
Other expense, net	114	33	64	44
Depreciation and amortization	5,259	5,171	10,514	8,835
Noncontrolling interests in income of subsidiaries	1,067	1,058	1,938	1,881
Impairment of long-lived assets	—	—	48,953	—
Loss (income) from discontinued operations, net of tax	89	(1,334)	(69)	6,447
Station operating income	$29,553	$35,179	$46,064	$64,127

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008 (In thousands)

	Three Months Ended June 30,
	2009	2008	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$70,083	$83,432	$(13,349)	(16.0)%
Operating expenses:
Programming and technical, excluding stock-based compensation	19,225	20,764	(1,539)	(7.4)
Selling, general and administrative, excluding stock-based compensation	21,305	27,489	(6,184)	(22.5)
Corporate selling, general and administrative, excluding stock-based compensation	5,199	17,551	(12,352)	(70.4)
Stock-based compensation	596	629	(33)	(5.2)
Depreciation and amortization	5,259	5,171	88	1.7
Total operating expenses	51,584	71,604	(20,020)	(28.0)
Operating income	18,499	11,828	6,671	56.4
Interest income	47	130	(83)	(63.8)
Interest expense	9,033	15,160	(6,127)	(40.4)
Gain on retirement of debt	—	1,015	(1,015)	(100.0)
Equity in income of affiliated company	747	29	718	2,475.9
Other expense, net	114	33	81	245.5
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	10,146	(2,191)	12,337	563.1
Provision for income taxes	1,777	9,761	(7,984)	(81.8)
Net income (loss) from continuing operations	8,369	(11,952)	20,321	170.0
(Loss) income from discontinued operations, net of tax	(89)	1,334	(1,423)	(106.7)
Consolidated net income (loss)	8,280	(10,618)	18,898	178.0
Noncontrolling interests in income of subsidiaries	1,067	1,058	9	0.9
Net income (loss) attributable to common stockholders	$7,213	$(11,676)	$18,889	161.8%

 Net revenue

Three Months Ended June 30,		Increase/(Decrease)
2009	2008
$70,083	$83,432	$(13,349)	(16.0)%

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

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008 (In thousands)

	Six Months Ended June 30,
	2009	2008	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$130,754	$155,930	$(25,176)	(16.1)%
Operating expenses:
Programming and technical, excluding stock-based compensation	39,811	39,796	15	0.0
Selling, general and administrative, excluding stock-based compensation	44,879	52,007	(7,128)	(13.7)
Corporate selling, general and administrative, excluding stock-based compensation	10,332	23,958	(13,626)	(56.9)
Stock-based compensation	1,079	957	122	12.7
Depreciation and amortization	10,514	8,835	1,679	19.0
Impairment of long-lived assets	48,953	—	48,953	—
Total operating expenses	155,568	125,553	30,015	23.9
Operating (loss) income	(24,814)	30,377	(55,191)	(181.7)
Interest income	65	331	(266)	(80.4)
Interest expense	19,812	32,419	(12,607)	(38.9)
Gain on retirement of debt	1,221	1,015	206	20.3
Equity in income (loss) of affiliated company	1,897	(2,799)	4,696	167.8
Other expense, net	64	44	20	45.5
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(41,507)	(3,539)	(37,968)	(1,072.8)
Provision for income taxes	8,848	18,659	(9,811)	(52.6)
Net loss from continuing operations	(50,355)	(22,198)	(28,157)	(126.8)
Income (loss) from discontinued operations, net of tax	69	(6,447)	6,516	101.1
Consolidated net loss	(50,286)	(28,645)	(21,641)	(75.5)
Noncontrolling interests in income of subsidiaries	1,938	1,881	57	3.0
Net loss attributable to common stockholders	$(52,224)	$(30,526)	$(21,698)	(71.1)%

Net revenue

Six Months Ended June 30,		Increase/(Decrease)
2009	2008
$130,754	$155,930	$(25,176)	(16.1)%

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

Noncontrolling interests in income of subsidiaries

Six Months Ended June 30,		Increase/(Decrease)
2009	2008
$1,938	$1,881	$57	3.0%

The increase in noncontrolling interests in income of subsidiaries is due to an increase in Reach Media’s net income for the six months ended June 30, 2009, compared to the same period in 2008.

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

With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interests as of June 30, 2009 was approximately $53.1 million.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTMand the Hierarchy of Generally Accepted Accounting Principles: a replacement of FASB Statement No. 162,” which became the source of authoritative non-SEC U.S. GAAP for non-governmental entities. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS No. 168 will have a material impact on its consolidated financial statements.

        In May 2009, the FASB issued SFAS No. 165, “Subsequent Events.” SFAS No. 165 addresses accounting and disclosure requirements related to subsequent events. It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued. Companies are required to disclose the date through which subsequent events have been evaluated. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009 and should be applied prospectively. Effective for the quarter ended June 30, 2009, the Company adopted SFAS No. 165. The Company has provided the required disclosures regarding subsequent events in Note 15 – Subsequent Events.

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

    In December 2007, the FASB issued SFAS No. 141R, “Business Combinations.” SFAS No. 141R replaces SFAS No. 141, and requires the acquirer of a business to recognize and measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in the acquiree at fair value.  SFAS No. 141R also requires transaction costs related to the business combination to be expensed as incurred. In April 2009, the FASB issued FSP No. SFAS 141R-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.” FSP No. 141R-1 amends and clarifies SFAS No. 141R to address application issues associated with initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. Both SFAS No. 141R and FSP No. SFAS 141R-1 is effective for business combinations for which the acquisition date is on or after the January 1, 2009. Effective January 1, 2009, the Company adopted SFAS No. 141R and FSP No. SFAS 141R-1. The Company’s adoption of SFAS No. 141R and FSP No. SFAS 141R-1 has had no effect on the Company’s consolidated financial statements. The Company expects SFAS No. 141R and FSP No. SFAS 141R-1 to have an impact on its accounting for future business combinations, but the effect is dependent upon the acquisitions that are made in the future.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2008 (the “2008 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2008 Annual Report, as updated by our quarterly reports on Form 10-Q/A, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results. The risk factors set forth below are in addition to those in the 2008 Annual Report.

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