Form 10-Q/A
period 2009-09-30
RADIO ONE, INC.
filed 2010-08-23
CIK 1041657

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

•
we derive a significant portion of our revenue from a single customer, Radio Networks, LLC, a media representation firm which is owned by Citadel Broadcasting Corporation, as further described in Part II, Item 1A of this Form 10-Q/A;

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

EXPLANATORY NOTE

Radio One, Inc. (“Radio One” or the “Company”) is filing this Amendment to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2009, which was previously filed with the Securities and Exchange Commission on November 9, 2009, as the Company is restating its consolidated financial statements as of December 31, 2008, and for the years ended December 31, 2008 and 2007 for the reason described below.  This Form 10-Q/A reflects the restatement of the unaudited quarterly financial information and financial statements for the quarterly financial reporting period ended September 30, 2009.

  The restatement is solely the result of an error in the measurement and classification of a noncontrolling interest in Reach Media that resulted in overstated consolidated stockholders’ equity and understated mezzanine equity by equal amounts.  The adjustments decreased total stockholders’ equity by approximately $44.1 million and $41.4 million as of September 30, 2009 and December 31, 2008, respectively.  The restatements do not result in a change to our previously reported financial results in the consolidated statements of operations or consolidated statements of cash flows for the Company, and, hence, will not affect previously reported net income or earnings per share. See Note 2 to Consolidated Financial Statements for the impact of these adjustments on the consolidated financial statements and footnotes.

This Form 10-Q/A also amends and restates footnote 1 (i) “Fair Value Measurements” in the notes to the consolidated financial statements and updates our critical accounting policies in Item 2 to include enhanced disclosures of our accounting for noncontrolling interests.  As a result of this amendment, the management certifications, filed or furnished as exhibits to the Original Form 10-Q have been re-executed and re-filed or refurnished, as applicable, as of the date of this Form 10-Q/A.

Except as described above, and for corrections of certain typographical errors of an immaterial and non-financial nature, this form 10-Q/A does not amend, update or change the financial statements or any other items or disclosures made in the Form 10-Q for the quarterly period ended September 30, 2009.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)

	(In thousands, except share data)

NET REVENUE	$75,504	$86,156	$206,258	$242,086
OPERATING EXPENSES:
Programming and technical	18,492	21,512	58,391	61,430
Selling, general and administrative	24,352	30,042	69,462	82,505
Corporate selling, general and administrative	4,950	7,079	16,048	31,416
Depreciation and amortization	5,361	5,222	15,875	14,057
Impairment of long-lived assets	—	337,936	48,953	337,936
Total operating expenses	53,155	401,791	208,729	527,344
Operating income (loss)	22,349	(315,635)	(2,471)	(285,258)
INTEREST INCOME	33	111	98	442
INTEREST EXPENSE	9,224	14,130	29,036	46,549
GAIN ON RETIREMENT OF DEBT	—	5,679	1,221	6,694
EQUITY IN (INCOME) LOSS OF AFFILIATED COMPANY	(1,397)	1,119	(3,294)	3,918
OTHER EXPENSE, net	38	49	96	93
Income (loss) before (benefit) from provision for income taxes, noncontrolling interests in income of subsidiaries and (loss) income from discontinued operations	14,517	(325,143)	(26,990)	(328,682)
(BENEFIT) FROM PROVISION FOR INCOME TAXES	(1,508)	(59,651)	7,340	(40,992)
Net income (loss) from continuing operations	16,025	(265,492)	(34,330)	(287,690)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(87)	639	(18)	(5,808)
CONSOLIDATED NET INCOME (LOSS)	15,938	(264,853)	(34,348)	(293,498)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	1,712	1,260	3,650	3,141
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$14,226	$(266,113)	$(37,998)	$(296,639)

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$0.25	$(2.82)	$(0.61)	$(2.99)
Discontinued operations, net of tax	—	0.01	—	(0.06)
Net income (loss) attributable to common stockholders	$0.25	$(2.81)	$(0.61)	$(3.05)

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$0.25	$(2.82)	$(0.61)	$(2.99)
Discontinued operations, net of tax	—	0.01	—	(0.06)
Net income (loss) attributable to common stockholders	$0.25	$(2.81)	$(0.61)	$(3.05)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	56,242,964	94,537,081	61,873,161	97,219,115
Diluted	56,684,369	94,537,081	61,873,161	97,219,115

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
	As of
	September 30, 2009	December 31, 2008
	(Unaudited)
	(As Restated - See Note 2)

	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$14,775	$22,289
Trade accounts receivable, net of allowance for doubtful accounts of $2,519 and $3,789, respectively	50,626	49,937
Prepaid expenses and other current assets	3,990	5,560
Deferred tax assets	71	108
Current assets from discontinued operations	38	303
Total current assets	69,500	78,197
PROPERTY AND EQUIPMENT, net	42,630	48,602
GOODWILL	138,145	137,095
RADIO BROADCASTING LICENSES	714,704	763,657
OTHER INTANGIBLE ASSETS, net	36,272	44,217
INVESTMENT IN AFFILIATED COMPANY	52,109	47,852
OTHER ASSETS	3,523	5,797
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	—	60
Total assets	$1,056,883	$1,125,477

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,990	$3,691
Accrued interest	3,961	10,082
Accrued compensation and related benefits	7,817	10,534
Income taxes payable	885	30
Other current liabilities	9,631	12,477
Current portion of long-term debt	18,010	43,807
Current liabilities from discontinued operations	1	582
Total current liabilities	44,295	81,203
LONG-TERM DEBT, net of current portion	641,027	631,555
OTHER LONG-TERM LIABILITIES	9,282	11,008
DEFERRED TAX LIABILITIES	90,088	86,236
Total liabilities	784,692	810,002

REDEEMABLE NONCONTROLLING INTERESTS	49,690	43,423

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at September 30, 2009 and December 31, 2008	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,981,841 and 3,016,730 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 47,257,754 and 69,971,551 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	47	70
Accumulated other comprehensive loss	(2,603)	(2,981)
Additional paid-in capital	980,571	992,479
Accumulated deficit	(755,523)	(717,525)
Total stockholders’ equity	222,501	272,052
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$1,056,883	$1,125,477

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Comprehensive Loss	Accumulated Other Comprehensive Loss	Additional Paid-In Capital	Accumulated Deficit	Total Stockhloders' Equity
								(As Restated - See Note 2)		(As Restated - See Note 2)
	(In thousands, except share data)
BALANCE, as of December 31, 2008 (as restated)	$—	$3	$3	$3	$70		$(2,981)	$992,479	$(717,525)	$272,052
Comprehensive loss:
Consolidated net loss	—	—	—	—	—	$(37,998)	—	—	(37,998)	(37,998)
Change in unrealized loss on derivative and hedging activities, net of taxes	—	—	—	—	—	378	378	—	—	378
Comprehensive loss						$(37,620)
Repurchase of 34,889 shares of Class A common stock and 22,731,797 shares of Class D common stock	—	—	—	—	(23)		—	(10,672)	—	(10,695)
Vesting of non-employee restricted stock	—	—	—	—	—		—	448	—	448
Stock-based compensation expense	—	—	—	—	—		—	933	—	933
Accretion of redeemable noncontrolling interests to estimated redemption value (as restated)	—	—	—	—	—		—	(2,617)	—	(2,617)
BALANCE, as of September 30, 2009 (as restated)	$—	$3	$3	$3	$47		$(2,603)	$980,571	$(755,523)	$222,501

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(37,998)	$(296,639)
Noncontrolling interests in income of subsidiaries	3,650	3,141
Consolidated net loss	(34,348)	(293,498)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	15,875	14,057
Amortization of debt financing costs	1,811	1,989
Deferred income taxes	3,887	(42,684)
Impairment of long-lived assets	48,953	337,936
Equity in (income) loss of affiliated company	(3,294)	3,918
Stock-based compensation	1,381	1,279
Gain on retirement of debt	(1,221)	(6,694)
Change in interest due on stock subscriptions receivable	—	(20)
Amortization of contract inducement and termination fee	(1,263)	(1,421)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(689)	(6,335)
Prepaid expenses and other assets	1,570	703
Other assets	1,481	(6,201)
Accounts payable	299	3,501
Accrued interest	(6,122)	(11,227)
Accrued compensation and related benefits	(2,717)	(941)
Income taxes payable	855	(4,463)
Other liabilities	(4,341)	(1,630)
Net cash flows (used in ) provided from operating activities of discontinued operations	(253)	2,397
Net cash flows provided from (used in) operating activities	21,864	(9,334)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,368)	(7,887)
Acquisitions, net of cash acquired	—	(70,426)
Purchase of other intangible assets	(272)	(1,195)
Proceeds from sale of assets	—	150,224
Deposits for station equipment and purchases and other assets	—	161
Net cash flows (used in) provided from investing activities	(3,640)	70,877
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of other debt	(153)	(1,004)
Proceeds from credit facility	111,500	153,000
Repayment of credit facility	(125,170)	(151,611)
Repurchase of senior subordinated notes	(1,220)	(44,406)
Repurchase of common stock	(10,695)	(9,197)
Repayment of stock subscriptions receivable	—	1,737
Payment of dividend to noncontrolling interest shareholders of Reach Media, Inc.	—	(3,916)
Net cash flows used in financing activities	(25,738)	(55,397)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,514)	6,146
CASH AND CASH EQUIVALENTS, beginning of period	22,289	24,247
CASH AND CASH EQUIVALENTS, end of period	$14,775	$30,393

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$33,346	$55,787
Income taxes	$2,731	$6,621

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

      Certain reclassifications associated with accounting for discontinued operations have been made to the accompanying prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported net income or loss, or any other previously reported statements of operations, balance sheet or cash flow amounts. (See Note 4 — Discontinued Operations.)

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

      As of September 30, 2009 and December 31, 2008, the fair values of our financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of September 30, 2009
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$2,603	$—	$2,603	$—
Employment agreement award (b)	4,317	—	—	4,317
Total	$6,920	$—	$2,603	$4,317

Mezzanine equity subject to fair value measurement: (As restated)
Redeemable noncontrolling interests (c)	$49,690	$—	$—	$49,690

As of December 31, 2008
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$2,981	$—	$2,981	$—
Employment agreement award (b)	4,326	—	—	4,326
Total	$7,307	$—	$2,981	$4,326

Mezzanine equity subject to fair value measurement: (As restated)
Redeemable noncontrolling interests (c)	$43,423	$—	$—	$43,423

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

(c)  Redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology.  Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and terminal value

      The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2009.

	Employment Agreement Award	Redeemable Noncontrolling Interests
		(As Restated)
	(In thousands)

Balance at December 31, 2008	$4,326	$43,423
Gains included in earnings (realized/unrealized)	(9)	—
Changes in accumulated other comprehensive loss	—	—
Purchases, issuances, and settlements	—	—
Net income attributable to noncontrolling interests	—	3,650
Accretion to estimated redemption value	—	2,617
Balance at September 30, 2009	$4,317	$49,690

The amount of total gains for the period included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date	$(9)	$—

      Gains included in earnings (realized/unrealized) were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the nine months ended September 30, 2009.

Net income attributable to noncontrolling interests amounts reflected in the table above was recorded in the consolidated statements of operations as noncontrolling interests in income of subsidiaries for the nine months ended September 30, 2009.

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

     In December 2007, the FASB issued updated guidance on ASC 810, “Consolidation,” which changed the accounting and reporting requirements for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The requirements became effective for the Company on January 1, 2009 and changed the accounting and reporting for minority interests, which is now characterized as noncontrolling interests. The updated guidance required retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. Reflected in the December 31, 2008 Form 10-K/A, minority interests on the consolidated balance sheet was approximately $2.0 million.  See Note 2 – Restatement of Consolidated Financial Statements, for a discussion of the Company’s accounting and reporting for its noncontrolling interests.

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

      (n)  Redeemable noncontrolling interests

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

The following table summarizes the effects of the restatement adjustments on the consolidated balance sheets (in thousands):

	As of September 30, 2009			As of December 31, 2008
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Redeemable noncontrolling interests	$-	$49,690	$49,690	$-	$43,423	$43,423
Additional paid-in capital	$1,024,630	$(44,059)	$980,571	$1,033,921	$(41,442)	$992,479
Total stockholders' equity	$266,560	$(44,059)	$222,501	$313,494	$(41,442)	$272,052
Noncontrolling interests	$5,631	$(5,631)	$-	$1,981	$(1,981)	$-
Total equity	$272,191	$(49,690)	$222,501	$315,475	$(43,423)	$272,052

      The following table summarizes the effects of the restatement adjustments on our previously issued consolidated statements of changes in equity for the period ended September 30, 2009  (in thousands).

Changes in additional paid-in-capital
	As Previously Reported	Adjustments	As Restated

Additional paid-in capital as of December 31, 2008	$1,033,921	$(41,442)	$992,479
Repurchase of common stock	(10,672)	-	(10,672)
Vesting of non-employee restricted stock	448	-	448
Stock-based compensation expense	933	-	933
Accretion of redeemable noncontrolling interests	-	(2,617)	(2,617)
Additional paid-in capital as of September 30, 2009	$1,024,630	$(44,059)	$980,571

Changes in stockholders’ equity
	As Previously Reported	Adjustments	As Restated

Total stockholders’ equity as of December 31, 2008	$313,494	$(41,442)	$272,052
Net loss	(37,998)	-	(37,998)
Other comprehensive loss	378	-	378
Repurchase of common stock	(10,695)	-	(10,695)
Vesting of non-employee restricted stock	448	-	448
Stock-based compensation expense	933	-	933
Accretion of redeemable noncontrolling interests	-	(2,617)	(2,617)
Total stockholders’ equity as of September 30, 2009	$266,560	$(44,059)	$222,501

In connection with the restatement, noncontrolling interests previously classified as a component of stockholders’ equity are now classified outside of equity (in mezzanine equity) as redeemable noncontrolling interests.  A rollforward of redeemable noncontrolling interests from January 1, 2009 through September 30, 2009 is as follows:

Redeemable Noncontrolling Interests
(As Restated)

(In thousands)

Balance at January 1, 2009	$43,423
Net income attributable to noncontrolling interests	3,650
Accretion to estimated redemption value	2,617
Balance at September 30, 2009	$49,690

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

5.  GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS

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

7.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

10.  STOCKHOLDERS’ EQUITY:

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$34,034	$41,470	$—	$75,504
OPERATING EXPENSES:
Programming and technical	8,500	9,992	—	18,492
Selling, general and administrative	13,563	10,789	—	24,352
Corporate selling, general and administrative	—	4,950	—	4,950
Depreciation and amortization	3,053	2,308	—	5,361
Total operating expenses	25,116	28,039	—	53,155
Operating income	8,918	13,431	—	22,349
INTEREST INCOME	—	33	—	33
INTEREST EXPENSE	—	9,224	—	9,224
EQUITY IN INCOME OF AFFILIATED COMPANY	—	(1,397)	—	(1,397)
OTHER EXPENSE	33	5	—	38
Income before benefit from income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	8,885	5,632	—	14,517
BENEFIT FROM INCOME TAXES	(33)	(1,475)	—	(1,508)
Net income before equity in income of subsidiaries and discontinued operations	8,918	7,107	—	16,025
EQUITY IN INCOME OF SUBSIDIARIES	—	8,623	(8,623)	—
Net income from continuing operations	8,918	15,730	(8,623)	16,025
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(295)	208	—	(87)
Consolidated net income	8,623	15,938	(8,623)	15,938
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	—	1,712	—	1,712
Net income attributable to common stockholders	$8,623	$14,226	$(8,623)	$14,226

The accompanying notes are an integral part of this consolidating financial statement.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2008

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$39,700	$46,456	$—	$86,156
OPERATING EXPENSES:
Programming and technical	10,507	11,005	—	21,512
Selling, general and administrative	16,388	13,654	—	30,042
Corporate selling, general and administrative	—	7,079	—	7,079
Depreciation and amortization	2,888	2,334	—	5,222
Impairment of long-lived assets	255,797	82,139	—	337,936
Total operating expenses	285,580	116,211	—	401,791
Operating loss	(245,880)	(69,755)	—	(315,635)
INTEREST INCOME	(4)	115	—	111
INTEREST EXPENSE	7	14,123	—	14,130
GAIN ON RETIREMENT OF DEBT	—	5,679		5,679
EQUITY IN LOSS OF AFFILIATED COMPANY	—	1,119	—	1,119
OTHER EXPENSE	—	49	—	49
Loss before (benefit) from provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(245,891)	(79,252)	—	(325,143)
(BENEFIT) FROM PROVISION FOR INCOME TAXES	(67,960)	8,309	—	(59,651)
Net loss before equity in income of subsidiaries and discontinued operations	(177,931)	(87,561)	—	(265,492)
EQUITY IN LOSS OF SUBSIDIARIES	—	(178,796)	178,796	—
Net loss from continuing operations	(177,931)	(266,357)	178,796	(265,492)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(865)	1,504	—	639
Consolidated net loss	(178,796)	(264,853)	178,796	(264,853)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	—	1,260	—	1,260
Net loss attributable to common stockholders	$(178,796)	$(266,113)	$178,796	$(266,113)

The accompanying notes are an integral part of this consolidating financial statement.

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$92,499	$113,759	$—	$206,258
OPERATING EXPENSES:
Programming and technical	27,747	30,644	—	58,391
Selling, general and administrative	39,889	29,573	—	69,462
Corporate selling, general and administrative	—	16,048	—	16,048
Depreciation and amortization	9,069	6,806	—	15,875
Impairment of long-lived assets	37,424	11,529	—	48,953
Total operating expenses	114,129	94,600	—	208,729
Operating (loss) income	(21,630)	19,159	—	(2,471)
INTEREST INCOME	—	98	—	98
INTEREST EXPENSE	3	29,033	—	29,036
GAIN ON RETIREMENT OF DEBT	—	1,221	—	1,221
EQUITY IN INCOME OF AFFILIATED COMPANY	—	(3,294)	—	(3,294)
OTHER (INCOME) EXPENSE, NET	(39)	135	—	96
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(21,594)	(5,396)	—	(26,990)
PROVISION FOR INCOME TAXES	198	7,142	—	7,340
Net loss before equity in loss of subsidiaries and discontinued operations	(21,792)	(12,538)	—	(34,330)
EQUITY IN LOSS OF SUBSIDIARIES	—	(22,152)	22,152	—
Net loss from continuing operations	(21,792)	(34,690)	22,152	(34,330)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(360)	342	—	(18)
Consolidated net loss	(22,152)	(34,348)	22,152	(34,348)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	—	3,650	—	3,650
Net loss attributable to common stockholders	$(22,152)	$(37,998)	$22,152	$(37,998)

The accompanying notes are an integral part of this consolidating financial statement.

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$110,440	$131,646	$—	$242,086
OPERATING EXPENSES:
Programming and technical	28,898	32,532	—	61,430
Selling, general and administrative	46,518	35,987	—	82,505
Corporate selling, general and administrative	—	31,416	—	31,416
Depreciation and amortization	7,292	6,765	—	14,057
Impairment of long-lived assets	255,797	82,139	—	337,936
Total operating expenses	338,505	188,839	—	527,344
Operating loss	(228,065)	(57,193)	—	(285,258)
INTEREST INCOME	(2)	444	—	442
INTEREST EXPENSE	18	46,531	—	46,549
GAIN ON RETIREMENT OF DEBT	—	6,694		6,694
EQUITY IN LOSS OF AFFILIATED COMPANY	—	3,918	—	3,918
OTHER EXPENSE	—	93	—	93
Loss before (benefit) from provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(228,085)	(100,597)	—	(328,682)
(BENEFIT) FROM PROVISION FOR INCOME TAXES	(55,159)	14,167	—	(40,992)
Net loss before equity in income of subsidiaries and discontinued operations	(172,926)	(114,764)	—	(287,690)
EQUITY IN LOSS OF SUBSIDIARIES	—	(171,992)	171,992	—
Net loss from continuing operations	(172,926)	(286,756)	171,992	(287,690)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	934	(6,742)	—	(5,808)
Consolidated net loss	(171,992)	(293,498)	171,992	(293,498)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	—	3,141	—	3,141
Net loss attributable to common stockholders	$(171,992)	$(296,639)	$171,992	$(296,639)

The accompanying notes are an integral part of this consolidating financial statement

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2009

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated - See Note 2)

	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$710	$14,065	$—	$14,775
Trade accounts receivable, net of allowance for doubtful accounts	27,168	23,458	—	50,626
Prepaid expenses and other current assets	1,501	2,489	—	3,990
Deferred tax assets	—	71	—	71
Current assets from discontinued operations	(59)	97	—	38
Total current assets	29,320	40,180	—	69,500
PROPERTY AND EQUIPMENT, net	24,630	18,000	—	42,630
INTANGIBLE ASSETS, net	587,043	302,078	—	889,121
INVESTMENT IN SUBSIDIARIES	—	580,578	(580,578)	—
INVESTMENT IN AFFILIATED COMPANY	—	52,109	—	52,109
OTHER ASSETS	1,146	2,377	—	3,523
Total assets	$642,139	$995,322	$(580,578)	$1,056,883

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,450	$2,540	$—	$3,990
Accrued interest	—	3,961	—	3,961
Accrued compensation and related benefits	2,340	5,477	—	7,817
Income taxes payable	—	885	—	885
Other current liabilities	8,092	1,539	—	9,631
Current portion of long-term debt	—	18,010	—	18,010
Current liabilities from discontinued operations	30	(29)	—	1
Total current liabilities	11,912	32,383	—	44,295
LONG-TERM DEBT, net of current portion	—	641,027	—	641,027
OTHER LONG-TERM LIABILITIES	2,130	7,152	—	9,282
DEFERRED INCOME TAX LIABILITIES	47,519	42,569	—	90,088
Total liabilities	61,561	723,131	—	784,692

REDEEMABLE NONCONTROLLING INTERESTS	—	49,690	—	49,690

STOCKHOLDERS’ EQUITY:
Common stock	—	56	—	56
Accumulated other comprehensive loss	—	(2,603)	—	(2,603)
Additional paid-in capital	(57,919)	980,571	57,919	980,571
Retained earnings (accumulated deficit)	638,497	(755,523)	(638,497)	(755,523)
Total stockholders’ equity	580,578	222,501	(580,578)	222,501
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$642,139	$995,322	$(580,578)	$1,056,883

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(22,152)	$(37,998)	$22,152	$(37,998)
Noncontrolling interests in income of subsidiaries	—	3,650	—	3,650
Consolidated net loss	(22,152)	(34,348)	22,152	(34,348)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	9,069	6,806	—	15,875
Amortization of debt financing costs	—	1,811	—	1,811
Deferred income taxes	—	3,887	—	3,887
Impairment of long-lived assets	37,424	11,529	—	48,953
Equity in income of affiliated company	—	(3,294)	—	(3,294)
Stock-based compensation and other non-cash compensation	—	1,381	—	1,381
Gain on retirement of debt	—	(1,221)	—	(1,221)
Amortization of contract inducement and termination fee	—	(1,263)	—	(1,263)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(1,238)	549	—	(689)
Prepaid expenses and other current assets	440	1,130	—	1,570
Other assets	(733)	2,214	—	1,481
Due to corporate/from subsidiaries	(28,425)	28,425	—	—
Accounts payable	(432)	731	—	299
Accrued interest	—	(6,122)	—	(6,122)
Accrued compensation and related benefits	(702)	(2,015)	—	(2,717)
Income taxes payable	—	855	—	855
Other liabilities	4,858	(9,199)	—	(4,341)
Net cash flows used in operating activities from discontinued operations	—	(253)	—	(253)
Net cash flows (used in) provided from operating activities	(1,891)	1,603	22,152	21,864
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3,368)	—	(3,368)
Investment in subsidiaries	—	22,152	(22,152)	—
Purchase of other intangible assets	—	(272)	—	(272)
Net cash flows provided from (used in) investing activities	—	18,512	(22,152)	(3,640)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of other debt	—	(153)	—	(153)
Proceeds from credit facility	—	111,500	—	111,500
Repayment of credit facility	—	(125,170)	—	(125,170)
Repurchase of senior subordinated notes	—	(1,220)	—	(1,220)
Repurchase of common stock	—	(10,695)	—	(10,695)
Net cash flows used in financing activities	—	(25,738)	—	(25,738)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,891)	(5,623)	—	(7,514)
CASH AND CASH EQUIVALENTS, beginning of period	2,601	19,688	—	22,289
CASH AND CASH EQUIVALENTS, end of period	$710	$14,065	$—	$14,775

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2008

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(171,992)	$(296,639)	$171,992	$(296,639)
Noncontrolling interests in income of subsidiaries	—	3,141	—	3,141
Consolidated net loss	(171,992)	(293,498)	$171,992	(293,498)
Adjustments to reconcile loss to net cash from operating activities:
Depreciation and amortization	7,292	6,765	—	14,057
Amortization of debt financing costs	—	1,989	—	1,989
Deferred income taxes	—	(42,684)	—	(42,684)
Impairment of long-lived assets	255,797	82,139	—	337,936
Equity in loss of affiliated company	—	3,918	—	3,918
Stock-based compensation and other non-cash compensation	—	1,279	—	1,279
Gain on retirement of debt	—	(6,694)	—	(6,694)
Amortization of contract inducement and termination fee	—	(1,421)	—	(1,421)
Change in interest due on stock subscription receivable	—	(20)	—	(20)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(4,857)	(1,478)	—	(6,335)
Prepaid expenses and other current assets	—	703	—	703
Other assets	—	(6,201)	—	(6,201)
Due to corporate/from subsidiaries	(84,315)	84,315	—	—
Accounts payable	(88)	3,589	—	3,501
Accrued interest	—	(11,227)	—	(11,227)
Accrued compensation and related benefits	120	(1,061)	—	(941)
Income taxes payable	—	(4,463)	—	(4,463)
Other liabilities	—	(1,630)	—	(1,630)
Net cash flows provided from operating activities from discontinued operations	—	2,397	—	2,397
Net cash flows provided from (used in) operating activities	1,957	(183,283)	171,992	(9,334)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(7,887)	—	(7,887)
Equity investments	—	—	—	—
Acquisitions, net of cash acquired	—	(70,426)	—	(70,426)
Investment in subsidiaries	—	171,992	(171,992)	—
Purchase of other intangible assets	—	(1,195)	—	(1,195)
Proceeds from sale of assets	—	150,224	—	150,224
Deposits and payments for station purchases and other assets	—	161	—	161
Net cash flows provided from investing activities	—	242,869	(171,992)	70,877
CASH FLOWS FROM FINANCING ACTIVITIES:	—
Repayment of other debt	—	(1,004)	—	(1,004)
Repurchase of bonds	—	(44,406)	—	(44,406)
Repayment of credit facility	—	(151,611)	—	(151,611)
Proceeds from credit facility	—	153,000	—	153,000
Repurchase of common stock	—	(9,197)	—	(9,197)
Repayment of stock subscription receivable	—	1,737	—	1,737
Payment of dividend to minority interest shareholders	—	(3,916)	—	(3,916)
Net cash flows used in financing activities	—	(55,397)	—	(55,397)
INCREASE IN CASH AND CASH EQUIVALENTS	1,957	4,189	—	6,146
CASH AND CASH EQUIVALENTS, beginning of period	822	23,425	—	24,247
CASH AND CASH EQUIVALENTS, end of period	$2,779	$27,614	$—	$30,393

The accompanying notes are an integral part of these consolidated financial statements.

15.  SUBSEQUENT EVENTS:

Stock Repurchase

During October 2009 and through November 9, 2009, the Company repurchased 3,342,101 shares of Class D common stock in the amount of $5,367,466 at an average price of $1.61 per share. As of November 9, 2009, the Company had approximately $43.8 million in capacity available under its share repurchase program given all applicable restrictions as noted in Note 10 - Stockholders' Equity.

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

SEC Comments

The United States Securities and Exchange Commission (the “SEC”) periodically reviews filings made under the Securities Act of 1933 and the Securities Exchange Act of 1934 to monitor and enhance compliance with the applicable disclosure and accounting requirements.  As required by the Sarbanes-Oxley Act of 2002, the SEC undertakes some level of review of each reporting company at least once every three years.  On August 6, 2009, the Company received two letters from the SEC regarding certain disclosures made in its Form 10-K/A for the year ended December 31, 2008 filed March 16, 2009, as amended April 30, 2009, Form 10-Q for the quarterly period ended March 31, 2009 and the Company’s Preliminary Proxy Statement (the “Reviewed Company Filings”).  The letter indicated that the SEC had reviewed the Reviewed Company Filings and suggested certain revisions to the Reviewed Company Filings (the “Comments”).   The Company responded to the Comments by letter dated August 31, 2009.   In response, the SEC issued a follow up comment letter dated September 18, 2009 to which the Company responded September 29, 2009.  On October 8, 2009, the Company received a final comment letter from the SEC.  The Company provided a final response on October 13, 2009.  The SEC sought certain enhanced disclosure with respect to certain matters of executive compensation, impairments, liquidity, major customers and related party transactions.  The Company has included materials responsive to the Comments in this Form 10-Q/A filing for the quarter ended September 30, 2009 and in its Definitive Proxy Statement filed on November 6, 2009.  The information in Part III, items 10 -14, will be the only section updated in this second amended Form 10-K/A. The financial statements and related footnotes and disclosures included in Parts I, II and IV of the Form 10-K/A filed April 30, 2009 will not be changed. The updated information in Part III to be included in the forthcoming Form 10-K/A will be consistent with the information set forth in the Company’s Definitive Proxy Statement.  The Company has also agreed to make certain disclosures on a prospective basis with respect to its filings on Forms 10-K and 10-Q.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except margin data)

Net revenue	$75,504	$86,156	$206,258	$242,086
Station operating income	32,714	34,667	78,778	98,794
Station operating income margin	43.3%	40.2%	38.2%	40.8%
Net income (loss) attributable to common stockholders	$14,226	$(266,113)	$(37,998)	$(296,639)

The reconciliation of net income (loss) to station operating income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)

Net income (loss) attributable to common stockholders	$14,226	$(266,113)	$(37,998)	$(296,639)
Add back non-station operating income items included in net income (loss):
Interest income	(33)	(111)	(98)	(442)
Interest expense	9,224	14,130	29,036	46,549
(Benefit) from provision for income taxes	(1,508)	(59,651)	7,340	(40,992)
Corporate selling, general and administrative, excluding non-cash and stock-based compensation	4,702	6,729	15,034	30,687
Stock-based compensation	302	415	1,387	1,372
Equity in (income) loss of affiliated company	(1,397)	1,119	(3,294)	3,918
Gain on retirement of debt	—	(5,679)	(1,221)	(6,694)
Other expense, net	38	49	96	93
Depreciation and amortization	5,361	5,222	15,875	14,057
Noncontrolling interests in income of subsidiaries	1,712	1,260	3,650	3,141
Impairment of long-lived assets	—	337,936	48,953	337,936
Loss (income) from discontinued operations, net of tax	87	(639)	18	5,808
Station operating income	$32,714	$34,667	$78,778	$98,794

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008 (In thousands)

	Three Months Ended September 30,
	2009	2008	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$75,504	$86,156	$(10,652)	(12.4)%
Operating expenses:
Programming and technical, excluding stock-based compensation	18,492	21,477	(2,985)	(13.9)
Selling, general and administrative, excluding stock-based compensation	24,298	30,012	(5,714)	(19.0)
Corporate selling, general and administrative, excluding stock-based compensation	4,702	6,729	(2,027)	(30.1)
Stock-based compensation	302	415	(113)	(27.2)
Depreciation and amortization	5,361	5,222	139	2.7
Impairment of long-lived assets	-	337,936	(337,936)	(100.0)
Total operating expenses	53,155	401,791	(348,636)	(86.8)
Operating income (loss)	22,349	(315,635)	337,984	107.1
Interest income	33	111	(78)	(70.3)
Interest expense	9,224	14,130	(4,906)	(34.7)
Gain on retirement of debt	-	5,679	(5,679)	(100.0)
Equity in (income) loss of affiliated company	(1,397)	1,119	2,516	224.8
Other expense, net	38	49	(11)	(22.4)
Income (loss) before benefit from income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	14,517	(325,143)	339,660	104.5
Benefit from income taxes	(1,508)	(59,651)	58,143	97.5
Net income (loss) from continuing operations	16,025	(265,492)	281,517	106.0
(Loss) income from discontinued operations, net of tax	(87)	639	(726)	(113.6)
Consolidated net income (loss)	15,938	(264,853)	280,791	106.0
Noncontrolling interests in income of subsidiaries	1,712	1,260	452	35.9
Consolidated net income (loss) attributable to common stockholders	$14,226	$(266,113)	$280,339	105.3%

 Net revenue

Three Months Ended September 30,		Increase/(Decrease)
2009	2008
$75,504	$86,156	$(10,652)	(12.4)%

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

Noncontrolling interests in income of subsidiaries

Three Months Ended September 30,		Increase/(Decrease)
2009	2008
$1,712	$1,260	$452	35.9%

 The increase in noncontrolling interests in income of subsidiaries is due to an increase in Reach Media’s net income for the three months ended September 30, 2009, compared to the same period in 2008.

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008 (In thousands)

	Nine Months Ended September 30,
	2009	2008	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$206,258	$242,086	$(35,828)	(14.8)%
Operating expenses:
Programming and technical, excluding stock-based compensation	58,303	61,273	(2,970)	(4.8)
Selling, general and administrative, excluding stock-based compensation	69,177	82,019	(12,842)	(15.7)
Corporate selling, general and administrative, excluding stock-based compensation	15,034	30,687	(15,653)	(51.0)
Stock-based compensation	1,387	1,372	15	1.1
Depreciation and amortization	15,875	14,057	1,818	12.9
Impairment of long-lived assets	48,953	337,936	(288,983)	(85.5)
Total operating expenses	208,729	527,344	(318,615)	(60.4)
Operating loss	(2,471)	(285,258)	282,787	99.1
Interest income	98	442	(344)	(77.8)
Interest expense	29,036	46,549	(17,513)	(37.6)
Gain on retirement of debt	1,221	6,694	(5,473)	(81.8)
Equity in (income) loss of affiliated company	(3,294)	3,918	7,212	184.1
Other expense, net	96	93	3	3.2
Loss before provision for (benefit) from income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(26,990)	(328,682)	301,692	91.8
Provision for (benefit) from income taxes	7,340	(40,992)	(48,332)	(117.9)
Net loss from continuing operations	(34,330)	(287,690)	253,360	88.1
Loss from discontinued operations, net of tax	(18)	(5,808)	(5,790)	(99.7)
Consolidated net loss	(34,348)	(293,498)	259,150	88.3
Noncontrolling interests in income of subsidiaries	3,650	3,141	509	16.2
Consolidated net loss attributable to common stockholders	$(37,998)	$(296,639)	$258,641	87.2%

Net revenue

Nine Months Ended September 30,		Increase/(Decrease)
2009	2008
$206,258	$242,086	$(35,828)	(14.8)%

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

Noncontrolling interests in income of subsidiaries

Nine Months Ended September 30,		Increase/(Decrease)
2009	2008
$3,650	$3,141	$509	16.2%

The increase in minority interests in income of subsidiaries is due to an increase in Reach Media’s net income for the nine months ended September 30, 2009, compared to the same period in 2008.

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

With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interests as of September 30, 2009 was approximately $49.7 million.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

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

     In December 2007, the FASB issued updated guidance on ASC 810, “Consolidation,” which changed the accounting and reporting requirements for the noncontrolling interests in a subsidiary and for the deconsolidation of a subsidiary.  It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements.  The requirements became effective for the Company on January 1, 2009 and changed the accounting and reporting for minority interests, which is now characterized as noncontrolling interests. The updated guidance required retroactive adoption of the presentation and disclosure requirements for existing minority interests, with all other requirements applied prospectively. Reflected in the December 31, 2008 Form 10-K/A, minority interests on the consolidated balance sheet was approximately $2.0 million.  See Note 2 – Restatement of Consolidated Financial Statements, for a discussion of the Company’s accounting and reporting for its noncontrolling interests.

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

SEC Comments

The United States Securities and Exchange Commission (the “SEC”) periodically reviews filings made under the Securities Act of 1933 and the Securities Exchange Act of 1934 to monitor and enhance compliance with the applicable disclosure and accounting requirements.  As required by the Sarbanes-Oxley Act of 2002, the SEC undertakes some level of review of each reporting company at least once every three years.  On August 6, 2009, the Company received two letters from the SEC regarding certain disclosures made in its Form 10-K/A for the year ended December 31, 2008 filed March 16, 2009, as amended April 30, 2009, Form 10-Q for the quarterly period ended March 31, 2009 and the Company’s Preliminary Proxy Statement (the “Reviewed Company Filings”).  The letter indicated that the SEC had reviewed the Reviewed Company Filings and suggested certain revisions to the Reviewed Company Filings (the “Comments”).   The Company responded to the Comments by letter dated August 31, 2009.   In response, the SEC issued a follow up comment letter dated September 18, 2009 to which the Company responded September 29, 2009.  On October 8, 2009, the Company received a final comment letter from the SEC.  The Company provided a final response on October 13, 2009.  The SEC sought certain enhanced disclosure with respect to certain matters of executive compensation, impairments, liquidity, major customers and related party transactions.  The Company has included materials responsive to the Comments in this Form 10-Q/A filing for the quarter ended September 30, 2009 and in its Definitive Proxy Statement filed on November 6, 2009.  The information in Part III, items 10 -14, will be the only section updated in this second amended Form 10-K/A. The financial statements and related footnotes and disclosures included in Parts I, II and IV of the Form 10-K/A filed April 30, 2009 will not be changed. The updated information in Part III to be included in the forthcoming Form 10-K/A will be consistent with the information set forth in the Company’s Definitive Proxy Statement.  The Company has also agreed to make certain disclosures on a prospective basis with respect to its filings on Forms 10-K and 10-Q.

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