Form 10-K/A
period 2009-12-31
RADIO ONE, INC.
filed 2010-08-23
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

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

The term “station operating income” is also used throughout this report.  “Station operating income” consists of net loss or income before depreciation and amortization, corporate expenses, stock-based compensation, equity in income or loss of affiliated company, income taxes, noncontrolling interests in income of subsidiaries, interest expense, impairment of long-lived assets, other income or expense, gain on retirement of debt, and income or loss from discontinued operations, net of tax. Station operating income is not a measure of financial performance under generally accepted accounting principles.  Nevertheless we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our radio stations within the various markets because station operating income provides helpful information about our results of operations apart from expenses associated with our physical plant, income taxes, investments, debt financings, gain on retirement of debt, corporate overhead, stock-based compensation, impairment of long-lived assets and income or losses from asset sales.  Station operating income is frequently used as one of the bases for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not purport to represent operating income or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

EXPLANATORY NOTE

Radio One, Inc. (“Radio One” or the “Company”) is filing this Amendment to its Annual Report on Form 10-K for the year ended December 31, 2009, which was previously filed with the Securities and Exchange Commission on April 1, 2010, as the Company is restating its consolidated financial statements as of December 31, 2009 and 2008, and for the years ended December 31, 2009, 2008 and 2007 for the reason described below.  This Form 10-K/A reflects the restatement of Selected Consolidated Financial Data for the years ended December 31, 2009, 2008, 2007, 2006 and 2005 in Item 6. In addition, we are restating the unaudited quarterly financial information and financial statements for each quarterly financial reporting period from January 1, 2009 through March 31, 2010.

  The restatement is solely the result of an error in the measurement and classification of a noncontrolling interest in Reach Media that resulted in overstated consolidated stockholders’ equity and understated mezzanine equity by equal amounts.  The adjustments decreased total stockholders’ equity by approximately $46.2 million through December 31, 2009.  The restatements do not result in a change to our previously reported financial results in the consolidated statements of operations or consolidated statements of cash flows for the Company, and, hence, will not affect previously reported net income or earnings per share. See Note 2 to Consolidated Financial Statements for the impact of these adjustments on the consolidated financial statements and footnotes.

This Form 10-K/A also amends and restates footnote 1 (t) “Fair Value Measurements” in the notes to the consolidated financial statements and updates our critical accounting policies in Items 7 and 15 to include enhanced disclosures of our accounting for noncontrolling interests.  Additionally, because it is probable that we will not be in compliance with certain of our debt covenants during the remainder of 2010 without a modification to our credit facility, we have classified our long-term debt as of December 31, 2009 as a current obligation within this Form 10-K/A.  Our risk factors have also been updated accordingly.  This Form 10-K/A includes a report from our independent registered public accounting firm, Ernst & Young LLP on our restated consolidated financial statements.  That opinion includes an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.  As a result of this amendment, the management certifications and consent of the independent registered public accounting firm, filed or furnished as exhibits to the Original Form 10-K have been re-executed and re-filed or refurnished, as applicable, as of the date of this Form 10-K/A.

Except as described above, and for corrections of certain typographical errors of an immaterial and non-financial nature, this form 10-K/A does not amend, update or change the financial statements or any other items or disclosures made in the Form 10-K for the year ended December 31, 2009.

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

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s two reportable segments: (i) Radio Broadcasting and (ii) Internet. (See Note 19– Segment Information of the audited consolidated financial statements.)

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

(b)
2008 estimated annual radio revenues are from BIA Financials Investing in Radio Market Report, 2008 Yearbook. The BIA Financials Investing in Radio Market Report, 2009 Yearbook which would include the 2009 estimated annual radio revenues was not available at the date this Form 10-K/A was filed.

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

Our recurring losses from operations, negative operating cash flows and need to obtain cash flow from operations or adequate funding to fund our ongoing operations raises substantial doubt as to our ability to continue as a going concern.

As noted in the explanatory note to this Amended 10-K/A, Ernst & Young LLP, our independent registered public accounting firm, has issued an opinion expressing substantial doubt as to the Company’s ability to continue as a going concern given the immediate maturities of portions of our outstanding debt.  Our financial statements included herein have been prepared assuming that we will continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future). Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to fund our operations through operating cash flows, existing, new or amended credit facilities, sales of non-strategic assets and business lines and other capital market transactions, we would need to consider out-of-court or in-court restructuring alternatives.

Failure to complete a refinancing transaction may make it difficult for us to operate our business in the ordinary course, and may force us to seek protection under Chapter 11 of the Bankruptcy Code.

As of each of June 30, 2010 and July 1, 2010, we were not in compliance with the terms of our senior credit facility (the “Senior Credit Facility”).  More specifically, (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00 and (ii) as of July 1, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio.  On July 15, 2010, we entered into a forbearance agreement (the “Forbearance Agreement”) with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as administrative agent (the “Agent”), and financial institutions constituting the majority of outstanding loans and commitments (the “Required Lenders”) under our Senior Credit Facility pursuant to which the Agent and Required Lenders agreed to forbear from exercising certain rights and remedies under the loan documents arising as a result of the default of the maximum total leverage covenant, the default of the requirement to provide written notice of such default, and certain other defaults and events of default caused by the default of the total leverage covenant.  We agreed to pay interest at the default rate and not to request any borrowing or issuance of any letter of credit under the Senior Credit Facility during the forbearance period and for so long as an event of default (as defined in the Senior Credit Facility) was continuing.   On August 13, 2010, we entered into an amendment to the Forbearance Agreement (the “Forbearance Agreement Amendment”) that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to the then anticipated default caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern.

On August 5, 2010, the Agent delivered a payment blockage notice to The Bank of New York Mellon Trust Company, N.A., as trustee (the “Trustee”) under the indenture (the “Indenture”) governing our 63/8%  Senior Subordinated Noted due 2013 (the “2013 Notes”).  As a result, neither we nor any of our guaranteeing subsidiaries may make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010.  The 2013 Notes Indenture permits a 30-day grace period for the nonpayment of interest before such nonpayment constitutes an event of default, in which case the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes may declare the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately.

We have been actively engaged with the lenders under our Senior Credit Facility as well as with our bondholders to implement certain refinancing transactions (the “Refinancing Transactions”) to solve both for the defaults under the Senior Credit Facility and for our upcoming debt maturities.  We anticipate that if we complete the Refinancing Transactions, we will cure or otherwise obtain a waiver of any defaults under the Senior Credit Facility and the 2013 Notes Indenture.  However, there is no assurance that we will complete the Refinancing Transactions and that an event of default under the 2013 Notes Indenture will not arise.  If we are unable to further amend the Forbearance Agreement or otherwise obtain waivers from our lenders under the Senior Credit Facility, an event of default under our 2013 Notes Indenture may arise causing a cross-default under our Senior Credit Facility, resulting in the acceleration of all of our indebtedness thereunder.  The trustee under the 2013 Notes Indenture would also have the right to accelerate our indebtedness under the 2013 Notes.  Either of these events would make it difficult for us to operate our business in the ordinary course, and may force us to seek protection under Chapter 11 of the Bankruptcy Code.

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

The remaining outstanding amounts of our 8 7/8% Senior Subordinated Notes are due in July 2011 and amounts under our Credit Agreement are due the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012.  We are currently evaluating our alternatives with respect to these upcoming maturities.  These alternatives include entering into one or more amendments to our credit facilities, refinancing transactions, retiring or purchasing our outstanding indebtedness through cash purchases, prepayments and/or exchanges for newly issued debt or equity securities or obligations, in open market purchases, privately negotiated transactions or otherwise.  Our ability to consummate such amendments, refinancings, repurchases, prepayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, some of which may be beyond our control. Accordingly, there is no assurance that the Company will successfully enter into any definitive agreements for such alternatives.  If we are unable to solve for the upcoming maturities it would make it difficult for us to operate our business in the ordinary course, and may force us to seek protection under Chapter 11 of the Bankruptcy Code.

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

On a continuing basis, credit rating agencies such as Moody’s Investor Services (“Moody’s”) and Standard & Poor’s (“S&P”) evaluate our debt.  On August 18, 2010, Moody's placed us on review for a possible downgrade on our corporate family rating and probability of default rating. The review was driven by our announcement that the lenders under our Senior Credit Facility blocked our August 15, 2010 interest payment on the 6 3/8% senior subordinated notes due 2013.  The lenders under our Senior Credit Facility had the ability to block the interest payment as we are in violation of the total leverage covenant under our Senior Credit Facility.

On July 20, 2010, S&P revised our CCC+ corporate credit rating outlook from positive to developing. Revision was due to uncertainty surrounding the timing and structure of a potential refinancing. On June 17, 2010 S&P revised our CCC+ corporate credit rating outlook from negative to positive. Revision was due to our announcement of potential refinancing transactions and the proposed increase of our ownership percentage in TV One. On June 17, 2010 Moody’s also placed on review the Company and its debt for a possible upgrade.

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

 Dividends

Since first selling our common stock publicly in May 1999, we have not declared any cash dividends on any class of our common stock. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our board of directors in light of our earnings, financial position, capital requirements, contractual restrictions contained in our credit facility and the indentures governing our senior subordinated notes, and other factors as the board of directors deems relevant.  (See “Management’s Discussion and Analysis — Liquidity and Capital Resources” and Note 10 of our consolidated financial statements — Long-Term Debt.)

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

	For the Years Ended December 31,
	2009	2008	2007	2006	2005
	(As Adjusted and Restated – See Notes 1 and 2)
	(In thousands, except share data)
Statements of Operations(1):
Net revenue	$272,092	$313,443	$316,398	$321,625	$308,098
Programming and technical expenses including stock-based compensation	75,635	79,304	70,463	68,818	57,810
Selling, general and administrative expenses including stock-based compensation	91,016	103,108	100,620	98,016	92,898
Corporate selling, general and administrative expenses including stock-based compensation	24,732	36,356	28,396	28,239	25,070
Depreciation and amortization	21,011	19,022	14,680	13,890	14,044
Impairment of long-lived assets	65,937	423,220	211,051	—	—
Operating (loss) income	(6,239)	(347,567)	(108,812)	112,662	118,276
Interest expense(2)	38,404	59,689	72,770	72,932	63,010
Gain on retirement of debt	1,221	74,017	—	—	—
Equity in income (loss) of affiliated company		3,653	(3,652)	(15,836)	(2,341)	(1,846)
Other income, net		40	175	952	1,110	1,331
(Loss) income before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and discontinued operations		(39,729)	(336,716)	(196,466)	38,499	54,751
Provision for (benefit from) income taxes		7,014	(45,183)	54,083	18,260	18,816
(Loss) income from continuing operations		(46,743)	(291,533)	(250,549)	20,239	35,935
(Loss) income from discontinued operations, net of tax		(1,815)	(7,414)	(137,041)	(23,965)	14,568
Net (loss) income		(48,558)	(298,947)	(387,590)	(3,726)	50,503
Noncontrolling interests in income of subsidiaries		4,329	3,997	3,910	3,004	1,868
Preferred stock dividend		—	—	—	—	2,761
Net (loss) income applicable to common stockholders(3)	$	(52,887)	$(302,944)	$(391,500)	$(6,730)	$45,874
Net (loss) income per common share — basic and diluted:
(Loss) income from continuing operations		$(0.86)	$(3.14)	$(2.58)	$0.17	$0.30
(Loss) income from discontinued operations, net of tax		(0.03)	(0.08)	(1.39)	(0.24)	0.14
Net (loss) income applicable to common stockholders per share		$(0.89)	$(3.22)	$(3.97)	$(.07)	$0.44
Balance Sheet Data:
Cash and cash equivalents		$19,963	$22,289	$24,247	$32,406	$19,081
Intangible assets, net		871,221	944,858	1,310,168	1,521,950	1,485,576
Total assets		1,035,542	1,125,477	1,648,354	2,195,210	2,201,380
Total debt (including current portion)		653,534	675,362	815,504	937,527	952,520
Total liabilities		787,489	810,002	1,015,747	1,176,963	1,178,834
Total stockholders’ equity		195,828	272,052	573,870	963,887	968,934

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

(b) Station operating income:  Net (loss) income before depreciation and amortization, income taxes, interest income, interest expense, equity in loss of affiliated company, minority interests in income of subsidiaries, gain on retirement of debt, other expense, corporate expenses, stock-based compensation expenses, impairment of long-lived assets and gain or loss from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles. Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our physical plant, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead, stock-based compensation and discontinued operations. Station operating income is frequently used as a basis for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	For the Years Ended December 31,
	2009	2008	2007
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands, except margin data)

Net revenue	$272,092	$313,443	$316,398
Station operating income	105,850	131,731	147,238
Station operating income margin	38.9%	42.0%	46.5%
Net loss	(52,887)	(302,944)	(391,500)

The reconciliation of net loss to station operating income is as follows:

	For the Years Ended December 31,
	2009	2008	2007
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands)

Net loss as reported	$(52,887)	$(302,944)	$(391,500)
Add back non-station operating income items included in net loss:
Interest income	(144)	(491)	(1,242)
Interest expense	38,404	59,689	72,770
Provision for (benefit from) income taxes	7,014	(45,183)	54,083
Corporate selling, general and administrative, excluding stock-based compensation	23,492	35,279	27,328
Stock-based compensation	1,649	1,777	2,991
Equity in (income) loss of affiliated company	(3,653)	3,652	15,836
Gain on retirement of debt	(1,221)	(74,017)	-
Other expense, net	104	316	290
Depreciation and amortization	21,011	19,022	14,680
Noncontrolling interests in income of subsidiaries	4,329	3,997	3,910
Impairment of long-lived assets	65,937	423,220	211,051
Loss from discontinued operations, net of tax	1,815	7,414	137,041
Station operating income	$105,850	$131,731	$147,238

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 (In thousands)

	For the Years Ended December 31,		Increase/(Decrease)
	2009	2008
		(As Adjusted –See Note 1 Below)
Statements of Operations:
Net revenue	$272,092	$313,443	$(41,351)	(13.2)%
Operating expenses:
Programming and technical, excluding stock-based compensation	75,547	79,117	(3,570)	(4.5)
Selling, general and administrative, excluding stock-based compensation	90,695	102,595	(11,900)	(11.6)
Corporate selling, general and administrative, excluding stock-based compensation	23,492	35,279	(11,787)	(33.4)
Stock-based compensation	1,649	1,777	(128)	(7.2)
Depreciation and amortization	21,011	19,022	1,989	10.5
Impairment of long-lived assets	65,937	423,220	(357,283)	(84.4)
Total operating expenses	278,331	661,010	(382,679)	(57.9)
Operating loss	(6,239)	(347,567)	(341,328)	(98.2)
Interest income	144	491	(347)	(70.7)
Interest expense	38,404	59,689	(21,285)	(35.7)
Gain on retirement of debt	1,221	74,017	(72,796)	(98.4)
Equity in income (loss) of affiliated company	3,653	(3,652)	7,305	200.0
Other expense, net	104	316	(212)	(67.1)
Loss before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and loss from discontinued operations, net of tax	(39,729)	(336,716)	(296,987)	(88.2)
P Provision for (benefit from) income taxes	7,014	(45,183)	52,197	115.5
Net loss from continuing operations	(46,743)	(291,533)	(244,790)	(84.0)
Loss from discontinued operations, net of tax	(1,815)	(7,414)	(5,599)	(75.5)
Consolidated net loss	(48,558)	(298,947)	(250,389)	(83.8)
Noncontrolling interests in income of subsidiaries	4,329	3,997	332	8.3
Consolidated net loss attributable to common stockholders	$(52,887)	$(302,944)	$(250,057)	(82.5)%

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

Noncontrolling interests in income of subsidiaries

Year Ended December 31,		Increase/(Decrease)
2009	2008
$4,329	$3,997	$332	8.3%

The increase in noncontrolling interests in income of subsidiaries was due to additional net income for Reach Media for the year ended December 31, 2009 compared to the same period in 2008.

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

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007 (In thousands)

	For the Years Ended December 31,		Increase/(Decrease)
	2008	2007
	(As Adjusted –See Note 1 Below)
Statements of Operations:
Net revenue	$313,443	$316,398	$(2,955)	(0.9)%
Operating expenses:
Programming and technical, excluding stock-based compensation	79,117	69,984	9,133	13.1
Selling, general and administrative, excluding stock-based compensation	102,595	99,176	3,419	3.4
Corporate selling, general and administrative, excluding stock-based compensation	35,279	27,328	7,951	29.1
Stock-based compensation	1,777	2,991	(1,214)	(40.6)
Depreciation and amortization	19,022	14,680	4,342	29.6
Impairment of long-lived assets	423,220	211,051	212,169	100.5
Total operating expenses	661,010	425,210	235,800	55.5
Operating loss	(347,567)	(108,812)	238,755	219.4
Interest income	491	1,242	(751)	(60.5)
Interest expense	59,689	72,770	(13,081)	(18.0)
Gain on retirement of debt	74,017	-	74,017	-
Equity in loss of affiliated company	(3,652)	(15,836)	(12,184)	(76.9)
Other expense, net	316	290	26	9.0
Loss before (benefit from) provision for income taxes, noncontrolling interests in income of subsidiaries and loss from discontinued operations, net of tax	(336,716)	(196,466)	140,250	71.4
P (Benefit from) provision for income taxes	(45,183)	54,083	(99,266)	(183.5)
Net loss from continuing operations	(291,533)	(250,549)	40,984	16.4
Loss from discontinued operations, net of tax	(7,414)	(137,041)	(129,627)	(94.6)
Consolidated net loss	(298,947)	(387,590)	(88,643)	(22.9)
Noncontrolling interests in income of subsidiaries	3,997	3,910	87	2.2
Consolidated net loss attributable to common stockholders	$(302,944)	$(391,500)	$(88,556)	(22.6)%

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

As of each of June 30, 2010 and July 1, 2010, we were not in compliance with the terms of our Credit Agreement.  More specifically, (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00 and (ii) as of July 1, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio.  As previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on July 16, 2010, on July 15, 2010, the Company and its subsidiaries executed the Forbearance Agreement with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), the Agent, and the Required Lenders under our Credit Agreement, relating to the above noted existing defaults and events of default.  On August 13, 2010, we entered into the Forbearance Agreement Amendment that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to an anticipated default that may be caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern.  Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 8 7/8% Senior Subordinated Notes due 2011 (“2011 Notes”) and/or the 2013 Notes.

On August 5, 2010, the Agent delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes.  Under the terms of the Indenture, neither the Company nor any of its guaranteeing subsidiaries may make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including, without limitation, the interest payment to the noteholders scheduled for August 15, 2010.  The Indenture permits a 30-day grace period for the nonpayment of interest before such nonpayment constitutes an event of default, in which case the Trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes may declare the principal amount, and accrued and unpaid interest on all outstanding 2013 Notes to be due and payable immediately.

The lenders under the Credit Agreement have not accelerated the indebtedness thereunder and the Company continues to actively pursue various financing alternatives with its lenders and the members of an ad hoc group of the holders of its 2011 Notes and 2013 Notes.

We have been actively engaged with the lenders under our Credit Agreement as well as with our bondholders to implement certain Refinancing Transactions to solve both for the defaults under the Credit Agreement and for our upcoming debt maturities.  We anticipate that if we complete the Refinancing Transactions, we will cure or otherwise obtain a waiver of any defaults under the Credit Agreement and the 2013 Notes Indenture.  However, there is no assurance that we will complete the Refinancing Transactions and that an event of default under the 2013 Notes Indenture will not arise.  If we are unable to further amend the Forbearance Agreement or otherwise obtain waivers from our lenders under the Credit Agreement, an event of default under our 2013 Notes Indenture may arise causing a cross-default under our Credit Agreement, resulting in the acceleration of all of our indebtedness thereunder.  The trustee under the 2013 Notes Indenture would also have the right to accelerate our indebtedness under the 2013 Notes.  Either of these events would make it difficult for us to operate our business in the ordinary course, and may force us to seek protection under Chapter 11 of the Bankruptcy Code.

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

The remaining outstanding amounts of our 8 7/8% Senior Subordinated Notes are due in July 2011and amounts under our Credit Agreement are due the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012.  We are currently evaluating a number of various alternatives with respect to these upcoming maturities.  These alternatives include entering into one or more amendments to our credit facilities, refinancing transactions, retiring or purchasing our outstanding indebtedness through cash purchases, prepayments and/or exchanges for newly issued debt or equity securities or obligations, in open market purchases, privately negotiated transactions or otherwise.  Our ability to consummate such amendments, refinancings, repurchases, prepayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, some of which may be beyond our control. Accordingly, there is no assurance that the Company will successfully enter into any definitive agreements for such alternatives, or that any of the strategic initiatives being assessed will occur in the future.  If we are unable to solve for the upcoming maturities, it would make it difficult for us to operate our business in the ordinary course, and may force us to seek protection under Chapter 11 of the Bankruptcy Code.

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

Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s Investor Services (“Moody’s”) and Standard & Poor’s (“S&P”) evaluate our debt.  On August 18, 2010, Moody's placed us on review for a possible downgrade on our corporate family rating and probability of default rating. The review was driven by our announcement that the lenders under our Senior Credit Facility blocked our August 15, 2010 interest payment on the 6 3/8% senior subordinated notes due 2013.  The lenders under our Senior Credit Facility had the ability to block the interest payment as we are in violation of the total leverage covenant under our Senior Credit Facility.

On July 20, 2010, S&P revised our CCC+ corporate credit rating outlook from positive to developing. Revision was due to uncertainty surrounding the timing and structure of a potential refinancing. On June 17, 2010 S&P revised our CCC+ corporate credit rating outlook from negative to positive. Revision was due to our announcement of potential refinancing transactions and the proposed increase of our ownership percentage in TV One. On June 17, 2010 Moody’s also placed on review the Company and its debt for a possible upgrade.

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

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which addresses accounting and disclosure requirements related to subsequent events. It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued. In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to remove all requirements for SEC filers to disclose the date through which subsequent events are considered. The amendment became effective upon issuance. The Company has provided the required disclosures regarding subsequent events in Note 21 – Subsequent Events.

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

  In March 2008, the FASB issued an update to ASC 815, “Derivatives and Hedging,” related to disclosures about derivative instruments and hedging activities. It requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format.  It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related.  Finally, it requires cross referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Effective January 1, 2009, the Company adopted the updated provisions of ASC 815. The Company’s adoption of the updates had no impact on its financial condition or results of operations.  (See Note 9 – Derivative Instruments and Hedging Activities.)

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

Equity Accounting

 We account for our investment in TV One under the equity method of accounting in accordance with ASC 323, “Investments – Equity Method and Joint Ventures.” We have recorded our investment at cost and have adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from net income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. We will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. We have determined that although TV One is a variable interest entity (as defined under ASC 810, “Consolidation”) the Company is not the primary beneficiary of TV One. (See Note 7 - Investment in Affiliated Company for further discussion.)

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

With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interests as of December 31, 2009 and 2008 was $52.2 million and $43.4 million, respectively.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

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

None.

ITEM 9A.  CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures

We have carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO concluded that as of such date, our disclosure controls and procedures were ineffective solely because of  an error in the proper measurement and classification of a noncontrolling interest in Reach Media, Inc. as presented on the consolidated balance sheet and on the consolidated statement of changes in stockholders’ equity and our failure to correct that error subsequently.  However, as discussed below, we have subsequently remediated this failure and have concluded that our disclosure controls and procedures are effective in timely alerting management, including the CEO and CFO, to material information required to be included in our periodic SEC reports.   Disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management has established new procedures for certain material agreements that may impact upon the Company’s financial statements.  These new procedures include wider distribution of material agreements to members of our finance department for review and approval as it pertains to accounting considerations.  We believe this new wider distribution will effectively remediate the past material weakness in our internal control over financial reporting related to the proper measurement and classification of any noncontrolling interests held by the Company.  We are strengthening our process to test the effectiveness of these procedures and will take further control measures, as needed.

(b) Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting. The framework used in carrying our evaluation was the Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In evaluating our information technology controls, we also used the framework contained in the Control Objectives for Information and related Technology (COBIT®), which was developed by the Information Systems Audit and Control Association’s (ISACA) IT Governance Institute, as a complement to the COSO internal control framework. This Form 10-K/A does not include an attestation report of the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Form 10-K/A due to the fact that the Company is classified as a non-accelerated filer by Rule 12b-2 of the Exchange Act for the year ended December 31, 2009. However, based on our evaluation under these frameworks, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2009.

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

10.17
Third Supplemental Indenture to Indenture dated as of February 10, 2005, dated as of March 30, 2010 by and among Radio One, Inc., each of the subsidiaries of Radio One listed on Exhibit A attached thereto, Interactive One, Inc., Interactive One, LLC, Community Connect, LLC, Community Connect Inc., and Radio One Distribution Holdings, LLC, and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee;

10.18
Eighth Supplemental Indenture to Indenture dated as of May 18, 2001, dated as of March 30, 2010, by and among Radio One, Inc., each of the subsidiaries of Radio One listed on Exhibit A attached thereto Interactive One, Inc., Interactive One, LLC, Community Connect, LLC, Community Connect Inc. and Radio One Distribution Holdings, LLC, and The Bank of New York Mellon, as successor to United States Trust Company of New York, as trustee; and

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 23, 2010.

Radio One, Inc.

By: /s/ Peter D. Thompson
Name: Peter D. Thompson
                                                                            Title: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on August 23, 2010.

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

Name: Ronald E. Blaylock

Title: Director

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of Radio One, Inc.:

We have audited the accompanying consolidated balance sheets of Radio One, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

The accompanying financial statements have been prepared assuming that Radio One, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 1, the Company in June and July 2010 violated certain covenants of loan agreements, which ultimately may result in significant amounts of outstanding debt becoming callable by lenders. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The 2009 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the accompanying financial statements have been restated to correct the measurement and classification of the non-controlling interests in a subsidiary of the Company.

                                           /s/ Ernst & Young LLP

Baltimore, Maryland
March 31, 2010
except for Notes 1(t), 1(v), 1(x), 2, 10, and 20, as to which the date is
August 23, 2010

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2009	2008
	(As Restated – See Notes 1 and 2)

	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$19,963	$22,289
Trade accounts receivable, net of allowance for doubtful accounts of $2,651 and $3,520, respectively	47,019	49,408
Prepaid expenses and other current assets	4,950	5,304
Deferred tax assets	—	108
Current assets from discontinued operations	424	1,088
Total current assets	72,356	78,197
PROPERTY AND EQUIPMENT, net	40,585	48,546
GOODWILL	137,517	137,095
RADIO BROADCASTING LICENSES	698,645	763,657
OTHER INTANGIBLE ASSETS, net	35,059	44,106
INVESTMENT IN AFFILIATED COMPANY	48,452	47,852
OTHER ASSETS	2,854	5,797
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	74	227
Total assets	$1,035,542	$1,125,477

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$4,160	$3,323
Accrued interest	9,499	10,082
Accrued compensation and related benefits	10,249	10,397
Income taxes payable	1,533	30
Other current liabilities	7,236	10,373
Current portion of long-term debt	652,534	43,807
Current liabilities from discontinued operations	2,949	3,191
Total current liabilities	688,160	81,203
LONG-TERM DEBT, net of current portion	1,000	631,555
OTHER LONG-TERM LIABILITIES	10,185	11,008
DEFERRED TAX LIABILITIES	88,144	86,236
Total liabilities	787,489	810,002

REDEEMABLE NONCONTROLLING INTERESTS	52,225	43,423

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value; 1,000,000 shares authorized; no shares outstanding at December 31, 2009 and 2008, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,981,841 and 3,016,730 shares issued and outstanding at December 31, 2009 and 2008, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding at December 31, 2009 and 2008, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding at December 31, 2009 and 2008, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 42,280,153 and 69,971,551 shares issued and outstanding as of December 31, 2009 and 2008, respectively	42	70
Accumulated other comprehensive loss	(2,086)	(2,981)
Additional paid-in capital	968,275	992,479
Accumulated deficit	(770,412)	(717,525)
Total stockholders’ equity	195,828	272,052
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,035,542	$1,125,477

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2009	2008	2007

	(In thousands, except share data)

NET REVENUE	$272,092	$313,443	$316,398
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $88, $187 and $479, respectively	75,635	79,304	70,463
Selling, general and administrative, including stock-based compensation of $321, $513 and $1,444, respectively	91,016	103,108	100,620
Corporate selling, general and administrative, including stock-based compensation of $1,240, $1,077 and $1,068 respectively	24,732	36,356	28,396
Depreciation and amortization	21,011	19,022	14,680
Impairment of long-lived assets	65,937	423,220	211,051
Total operating expenses	278,331	661,010	425,210
Operating loss	(6,239)	(347,567)	(108,812)
INTEREST INCOME	144	491	1,242
INTEREST EXPENSE	38,404	59,689	72,770
GAIN ON RETIREMENT OF DEBT	1,221	74,017	—
EQUITY IN INCOME (LOSS) OF AFFILIATED COMPANY	3,653	(3,652)	(15,836)
OTHER EXPENSE, net	104	316	290
Loss before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and loss from discontinued operations, net of tax	(39,729)	(336,716)	(196,466)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	7,014	(45,183)	54,083
Net loss from continuing operations	(46,743)	(291,533)	(250,549)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(1,815)	(7,414)	(137,041)
CONSOLIDATED NET LOSS	(48,558)	(298,947)	(387,590)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	4,329	3,997	3,910
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(52,887)	$(302,944)	$(391,500)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Continuing operations	$(0.86)	$(3.14)	$(2.58)
Discontinued operations, net of tax	(0.03)	(0.08)	(1.39)
Net loss attributable to common stockholders	$(0.89)	$(3.22)	$(3.97)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	59,465,252	94,118,699	98,710,633
Diluted	59,465,252	94,118,699	98,710,633

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For The Years Ended December 31, 2007, 2008 and 2009

	Radio One, Inc. Stockholders
							Accumulated
	Convertible	Common	Common	Common	Common		Other	Stock	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Comprehensive	Subscriptions	Paid-In	Accumulated	Stockholders'
	Stock	Class A	Class B	Class C	Class D	Income (Loss)	Income (Loss)	Receivable	Capital	Deficit	Equity
									(As Restated – See Note 2)		(As Restated – See Note 2)
	In thousands, except share data

BALANCE, as of December 31, 2006 (as restated)	$-	$6	$3	$3	$87		$967	$(1,642)	$986,649	$(22,186)	$963,887
Comprehensive income:
Net loss	-	-	-	-	-	$(391,500)	-	-	-	(391,500)	(391,500)
Change in unrealized net loss on derivative and hedging activities, net of taxes	-	-	-	-	-	(323)	(323)	-	-	-	(323)
Comprehensive loss						$(391,823)
Vesting of non-employee restricted stock	-	-	-	-	-		-	-	(63)	-	(63)
Stock-based compensation expense	-	-	-	-	-		-	-	3,307	-	3,307
Interest income on stock subscriptions receivable	-	-	-	-	-		-	(75)	-	-	(75)
Cumulative impact of change in accounting for uncertainties in income taxes	-	-	-	-	-		-	-	-	(895)	(895)
Conversion of 1,998,281 shares of Class A common stock to 1,998,281 shares of Class D common stock	-	(2)	-	-	2		-	-	-	-	-
Conversion of 5,620 shares of Class B common stock to 5,620 shares of Class D common stock	-	-	-	-	-		-	-	-	-	-
Conversion of 11,410 shares of Class C common stock to 11,410 shares of Class D common stock	-	-	-	-	-		-	-	-	-	-
Accretion of redeemable noncontrolling interests to estimated redemption value (as restated)	-	-	-	-	-		-	-	(468)	-	(468)
BALANCE, as of December 31, 2007 (as restated)	-	4	3	3	89		644	(1,717)	989,425	(414,581)	573,870
Comprehensive income:
Net loss	-	-	-	-	-	$(302,944)	-	-	-	(302,944)	(302,944)
Change in unrealized net loss on derivative and hedging activities, net of taxes	-	-	-	-	-	(3,625)	(3,625)	-	-	-	(3,625)
Comprehensive loss						$(306,569)
Repurchase of 421,661 shares of Class A common stock and 20,029,538 shares of Class D common stock	-	-	-	-	(20)		-	-	(12,084)	-	(12,104)
Conversion of 882,987 shares of Class A common stock to 882,987 shares of Class D common stock	-	(1)	-	-	1		-	-	-	-	-
Vesting of non-employee restricted stock	-	-	-	-	-		-	-	89	-	89
Interest income on stock subscriptions receivable	-	-	-	-	-		-	(20)	-	-	(20)
Repayment of officer’s loan	-	-	-	-	-		-	1,737	-	-	1,737
Stock-based compensation expense	-	-	-	-	-		-	-	1,643	-	1,643
Decretion of redeemable noncontrolling interests to estimated redemption value (as restated)									13,406	-	13,406
BALANCE, as of December 31, 2008 (as restated)	-	3	3	3	70		(2,981)	-	992,479	(717,525)	272,052
Comprehensive loss:
Net loss	-	-	-	-	-	$(52,887)	-	-	-	(52,887)	(52,887)
Change in unrealized gain on derivative and hedging activities, net of taxes	-	-	-	-	-	895	895	-	-	-	895
Comprehensive loss						$(51,992)
Repurchase of 34,889 shares of Class A common stock and 27,691,398 shares of Class D common stock	-	-	-	-	(28)		-	-	(19,670)	-	(19,698)
Vesting of non-employee restricted stock	-	-	-	-	-		-	-	554	-	554
Reach Media stock return from noncontrolling shareholder	-	-	-	-	-		-	-	(1,388)	-	(1,388)
Stock-based compensation expense	-	-	-	-	-		-	-	1,095	-	1,095
Accretion of redeemable noncontrolling interests to estimated redemption value (as restated)									(4,795)	-	(4,795)
BALANCE, as of December 31, 2009 (as restated)	$-	$3	$3	$3	$42		$(2,086)	$-	$968,275	$(770,412)	$195,828

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2009	2008	2007
		(As Adjusted -See Note 1)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(52,887)	$(302,944)	$(391,500)
Noncontrolling interests in income of subsidiaries	4,329	3,997	3,910
Consolidated net loss	(48,558)	(298,947)	(387,590)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	21,011	19,022	14,680
Amortization of debt financing costs	2,419	2,591	2,241
Deferred income taxes	1,996	(49,687)	(28,013)
Impairment of long-lived assets	65,937	423,220	211,051
Equity in (income) loss of affiliated company	(3,653)	3,652	15,836
Stock-based and other non-cash compensation	1,649	1,732	2,991
Gain on retirement of debt	(1,221)	(74,017)	—
Amortization of contract inducement and termination fee	(1,263)	(1,895)	(1,809)
Change in interest due on stock subscriptions receivable	—	(20)	(75)
Effect of change in operating assets and liabilities, net of assets acquired and disposed of:
Trade accounts receivable	2,389	(1,800)	3,510
Prepaid expenses and other current assets	353	(571)	(1,225)
Income tax receivable	—	—	1,296
Other assets	4,829	(966)	(358)
Accounts payable	837	(266)	(4,289)
Accrued interest	(584)	(8,921)	(270)
Accrued compensation and related benefits	(148)	(5,439)	(1,230)
Income taxes payable	1,503	(4,433)	1,997
Other liabilities	(2,743)	4,899	194
Net cash flows from operating activities from discontinued operations	690	5,678	215,077
Net cash flows from operating activities	45,443	13,832	44,014
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,528)	(12,541)	(9,815)
Equity investments	—	—	(12,590)
Cash paid for acquisitions	—	(70,455)	—
Deposits for station equipment and purchases of other assets	—	(215)	(5,904)
Proceeds from sale of assets	—	150,224	108,100
Purchase of intangible assets	(343)	(816)	—
Net cash flows used in investing activities from discontinued operations	—	(166)	(1,323)
Net cash flows (used in) from investing activities	(4,871)	66,031	78,468
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	116,500	227,000	—
Repayment of long-term debt	(1,220)	(120,787)	(124,697)
Payment of dividend to noncontrolling interest shareholders of Reach Media	—	(6,364)	(2,940)
Repayment of credit facility	(136,670)	(170,299)	—
Repayment of other debt	(153)	(1,004)	—
Repayment of stock subscriptions receivable	—	1,737	—
Payment of bank financing costs	(1,658)	—	(3,004)
Repurchase of common stock	(19,697)	(12,104)	—
Net cash flows used in financing activities	(42,898)	(81,821)	(130,641)
DECREASE IN CASH AND CASH EQUIVALENTS	(2,326)	(1,958)	(8,159)
CASH AND CASH EQUIVALENTS, beginning of year	22,289	24,247	32,406
CASH AND CASH EQUIVALENTS, end of year	$19,963	$22,289	$24,247
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$36,568	$68,611	$70,798
Income taxes	$3,639	$7,907	$6,093

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

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s two reportable segments: (i) Radio Broadcasting and (ii) Internet. (See Note 19 – Segment Information.)

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

Certain reclassifications associated with accounting for discontinued operations have been made to prior year balances to conform to the current year presentation. These reclassifications had no effect on any other previously reported or consolidated net income or loss or any other statement of operations, balance sheet or cash flow amounts. Where applicable, these financial statements have been identified as “As Adjusted.”  (See Note 4 — Disposition of Assets and Discontinued Operations.)

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

The Company accounts for its investment in TV One under the equity method of accounting in accordance with Accounting Standards Codification (“ASC”) 323, “Investments – Equity Method and Joint Ventures.”  The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from income or losses of TV One, as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. The Company will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist. The Company has determined that, although TV One is a variable interest entity (as defined by ASC 810, “Consolidation”) the Company is not the primary beneficiary of TV One. (See Note 7 — Investment in Affiliated Company.)

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

In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC 350, “Intangibles - Goodwill and Other,” goodwill and radio broadcasting licenses are not amortized, but are tested annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. With the assistance of a third-party valuation firm, we test for license impairment at the unit of accounting level using the income approach, which involves, but is not limited to judgmental estimates and assumptions about projected revenue growth, future operating margins discount rates and terminal values. In testing for goodwill impairment, we follow a two-step approach, also using the income approach that first estimates the fair value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, we then determine the implied goodwill after allocating the reporting unit’s fair value of assets and liabilities in accordance with ASC 805-10, “Business Combinations.” Any excess of carrying value of the reporting unit’s goodwill balance over its respective implied goodwill is written off as a charge to operations. We then perform a reasonableness test by comparing the average implied multiple arrived at based on our cash flow projections and estimated fair values to multiples for actual recently completed sale transactions and by comparing our estimated fair values to the market capitalization of the Company

The recent economic downturn caused further deterioration to the 2009 outlook for radio and online advertising, and resulted in significant revenue and profitability declines beyond levels assumed in our 2008 annual impairment testing. As a result, we lowered many of our internal projections and we performed interim impairment assessments for our radio broadcasting licenses and goodwill in February and August 2009, as well as for CCI in August 2009, the results of which were to record approximately $49.0 million in impairment charges against radio broadcasting licenses in 11 of our 16 markets during the first quarter of 2009. In the third quarter of 2009, Reach Media lowered its 2009 projections as a result of amending its sales representation agreement with Citadel Broadcasting Corporation (“Citadel”), whereby, in exchange for prepayment, Citadel paid Reach Media $2.0 million less in guaranteed revenue for the fourth quarter of 2009. Consequently, interim impairment testing was also performed on Reach Media in August of 2009, as a result of which the Company concluded no impairment had occurred. As part of our annual 2009 testing, we recorded additional impairment charges of approximately $16.1 million against radio broadcasting licenses in seven of our 16 markets, and we impaired goodwill of $628,000 in another one of our markets for the entire amount during the fourth quarter of 2009. For the three years ended December 31, 2009, 2008 and 2007, the Company recorded broadcasting license and goodwill impairment charges of approximately $65.6 million, $420.2 million and $211.1 million, respectively. (See Note 6 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.)

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

  (h)  Financial Instruments

Financial instruments as of December 31, 2009 and 2008 consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, note payable, long-term debt, redeemable noncontrolling interests and subscriptions receivable. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2009 and 2008, except for the Company’s outstanding senior subordinated notes. The 8 7/8% Senior Subordinated Notes due July 2011 had a carrying value of $101.5 million and a fair value of approximately $78.2 million as of December 31, 2009, and a carrying value of $104.0 million and a fair value of approximately $52.0 million as of December 31, 2008. The 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $200.0 million and a fair value of approximately $142.0 million as of December 31, 2009,  and a carrying value of $200.0 million and a fair value of approximately $60.0 million as of December 31, 2008. The fair values were determined based on the current trading values of these instruments.

  (i)  Derivative Financial Instruments

The Company recognizes all derivatives at fair value, whether designated in hedging relationships or not, in the balance sheet as either an asset or liability. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income. If a derivative does not qualify as a hedge, it is marked to fair value through the statement of operations.  Any fees associated with these derivatives are amortized over their term. (See Note 9 – Derivative Instruments and Hedging Activities.)

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

  (l)  Network Affiliation Agreements

The Company has network affiliation agreements classified as Other Intangible Assets. These agreements are amortized over their useful lives. Losses on contract terminations are determined based on the specifics of each contract in accordance with ASC 920-350, “Entertainment Broadcasters.” (See Note 6 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.)

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

  (o)  Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation.” Under the provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes (“BSM”) valuation option-pricing model and is recognized as expense ratably over the requisite service period.  The BSM incorporates various highly subjective assumptions including expected stock price volatility, for which historical data is heavily relied upon, expected life of options granted, forfeiture rates and interest rates. (See Note 12 – Stockholders’ Equity.)

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

The following table sets forth the components of comprehensive loss:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)

Consolidated net loss	$(48,558)	$(298,947)	$(387,590)
Other comprehensive income (loss) (net of tax of $0, $0 and $242, respectively):
Derivative and hedging activities	895	(3,625)	(323)
Comprehensive loss	(47,663)	(302,572)	(387,913)
Comprehensive income attributable to noncontrolling interests	4,329	3,997	3,910
Comprehensive loss attributable to common stockholders	$(51,992)	$(306,569)	$(391,823)

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

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

      As of December 31, 2009 and 2008, the fair values of our financial liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of December 31, 2009
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$2,086	$—	$2,086	$—
Employment agreement award (b)	4,657	—	—	4,657
Total	$6,743	$—	$2,086	$4,657

Mezzanine equity subject to fair value measurement: (As restated)
Redeemable noncontrolling interests (c)	$52,225	$—	$—	$52,225

As of December 31, 2008
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$2,981	$—	$2,981	$—
Employment agreement award (b)	4,326	—	—	4,326
Total	$7,307	$—	$2,981	$4,326

Mezzanine equity subject to fair value measurement: (As restated)
Redeemable noncontrolling interests (c)	$43,423	$—	$—	$43,423

(a) Based on London Interbank Offered Rate (“LIBOR”).

(b)  Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in calculating the fair valuation of the award. (See Note 9 – Derivative Instruments and Hedging Activities.)

(c)  Redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

      The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the year ended December 31, 2009.

	Employment Agreement Award	Redeemable Noncontrolling Interests
		(As Restated)
	(In thousands)

Balance at December 31, 2008	$4,657	$43,423
Losses (income) included in earnings (realized/unrealized)	945	—
Changes in accumulated other comprehensive loss	—	—
Purchases, issuances, and settlements	—	—
Net income attributable to noncontrolling interests		4,329
Stock repurchase from noncontrolling shareholder	—	(322)
Change in fair value	—	4,795
Balance at December 31, 2009	$5,602	$52,225

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(945)	$—

Losses included in earnings were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the year ended December 31, 2009.

Net income attributable to noncontrolling interests amounts reflected in the table above were recorded in the consolidated statements of operations as noncontrolling interests in income of subsidiaries for the year ended December 31, 2009.

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

As of December 31, 2008, the total recorded carrying values of goodwill and radio broadcasting licenses were approximately $137.1 million and $763.7 million, respectively. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” and in connection with its interim impairment testing performed in February 2009, the Company determined carrying values for radio broadcasting licenses in 11 of its 16 markets were impaired, and recorded an impairment charge of approximately $49.0 million for the quarter ended March 31, 2009, thus reducing the total license carrying values to approximately $714.7 million as of March 31, 2009. During the second quarter of 2009, no impairment indicators were identified; hence, no interim impairment testing was warranted. For the third quarter of 2009, the Company performed interim impairment testing in August 2009 and concluded that impairment to the carrying values of radio broadcasting licenses and goodwill had not occurred. During the fourth quarter of 2009, the Company determined carrying values for radio broadcasting licenses and goodwill in eight of its 16 markets were impaired, and recorded an impairment charge of approximately $16.1 million for the quarter ended December 31, 2009, thus reducing the total license carrying values to approximately $698.6 million and reducing the carrying value of goodwill to approximately $137.5 million as of December 31, 2009. A description of the Level 3 inputs and the information used to develop the inputs is discussed in Note 6 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

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

 (v) Redeemable noncontrolling interests

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

(w)	Impact of Recently Issued Accounting Pronouncements

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

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which addresses accounting and disclosure requirements related to subsequent events. It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued. In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to remove all requirements for SEC filers to disclose the date through which subsequent events are considered. The amendment became effective upon issuance. The Company has provided the required disclosures regarding subsequent events in Note 21 – Subsequent Events.

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

  In March 2008, the FASB issued an update to ASC 815, “Derivatives and Hedging,” related to disclosures about derivative instruments and hedging activities. It requires disclosure of the fair value of derivative instruments and their gains and losses in a tabular format.  It also provides for more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk related.  Finally, it requires cross referencing within footnotes to enable financial statement users to locate important information about derivative instruments. Effective January 1, 2009, the Company adopted the updated provisions of ASC 815. The Company’s adoption of the updates had no impact on its financial condition or results of operations.  (See Note 9 – Derivative Instruments and Hedging Activities.)

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

(x) Liquidity and Uncertainties Related to Going Concern

As of each of June 30, 2010 and July 1, 2010, we were not in compliance with the terms of our Credit Agreement.  More specifically, (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00 and (ii) as of July 1, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio.  As previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on July 16, 2010, on July 15, 2010, the Company and its subsidiaries executed the Forbearance Agreement with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), the Agent, and the Required Lenders under our Credit Agreement, relating to the above noted existing defaults and events of default.  On August 13, 2010, we entered into the Forbearance Agreement Amendment that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to an anticipated default that may be caused by an opinion of our independent registered public accounting firm, Ernst & Young LLP, that included an explanatory paragraph expressing substantial doubt about the Company’s ability to continue as a going concern.  Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 2011 Notes and/or the 2013 Notes.

On August 5, 2010, the Agent delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes.  Under the terms of the Indenture, neither the Company nor any of its guaranteeing subsidiaries may make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including, without limitation, the interest payment to the noteholders that was scheduled for August 15, 2010.  The Indenture permits a 30-day grace period for the nonpayment of interest before such nonpayment constitutes an event of default, in which case the Trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes may declare the principal amount, and accrued and unpaid interest on all outstanding 2013 Notes to be due and payable immediately.

The lenders under the Credit Agreement have not accelerated the indebtedness thereunder and the Company continues to actively pursue various financing alternatives with its lenders and the members of an ad hoc group of the holders of its 2011 Notes and 2013 Notes.

We have been actively engaged with the lenders under our Credit Agreement as well as with our bondholders to implement certain Refinancing Transactions to solve both for the defaults under the Credit Agreement and for our upcoming debt maturities.  We anticipate that if we complete the Refinancing Transactions, we will cure or otherwise obtain a waiver of any defaults under the Credit Agreement and the 2013 Notes Indenture.  However, there is no assurance that we will complete the Refinancing Transactions and that an event of default under the 2013 Notes Indenture will not arise.  If we are unable to further amend the Forbearance Agreement or otherwise obtain waivers from our lenders under the Credit Agreement, an event of default under our 2013 Notes Indenture may arise causing a cross-default under our Credit Agreement, resulting in the acceleration of all of our indebtedness thereunder.  The trustee under the 2013 Notes Indenture would also have the right to accelerate our indebtedness under the 2013 Notes, and accordingly, we have reclassified our long-term debt as a current obligation in the accompanying 2009 consolidated balance sheet from its original presentation in the Company's previously filed financial statements.  Either of these events would make it difficult for us to operate our business in the ordinary course, and may force us to seek protection under Chapter 11 of the Bankruptcy Code, and accordingly, there is substantial doubt about our ability to continue as a going concern.  The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.

2.  RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS:

As part of the Company’s acquisition of a controlling 51% ownership interest of Reach Media in 2005, the noncontrolling shareholders of Reach Media were granted the right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares during the 30 day period beginning on February 28, 2012 and each anniversary thereafter (“the Put Right”). The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Radio One, at the sole discretion of Radio One.  Because the Company cannot ensure that it will be able to settle the Put Right in registered shares, the Company determined that the Put Right is presumed to be settlable only in cash.  Accordingly, the noncontrolling interests are considered to be instruments that are redeemable at the option of the holders for cash and should be classified outside of permanent equity in "mezzanine equity".

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

The following table summarizes the effects of the restatement adjustments on the consolidated balance sheets (in thousands):

	As of December 31, 2009			As of December 31, 2008
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Redeemable noncontrolling interests	$-	$52,225	$52,225	$-	$43,423	$43,423
Additional paid-in capital	$1,014,512	$(46,237)	$968,275	$1,033,921	$(41,442)	$992,479
Total stockholders' equity	$242,065	$(46,237)	$195,828	$313,494	$(41,442)	$272,052
Noncontrolling interests	$5,988	$(5,988)	$-	$1,981	$(1,981)	$-
Total equity	$248,053	$(52,225)	$195,828	$315,475	$(43,423)	$272,052

The following table summarizes the effects of the restatement adjustments on our previously issued consolidated statements of changes in equity for the years ended December 31, 2007, 2008, and 2009 (in thousands).

Changes in additional paid-in-capital
	As Previously Reported	Adjustments	As Restated

Additional paid-in capital as of December 31, 2006	$1,041,029	$(54,380)	$986,649
Vesting of non-employee restricted stock	(63)	-	(63)
Stock-based compensation expense	3,307	-	3,307
Accretion of redeemable noncontrolling interests	-	(468)	(468)
Additional paid-in capital at December 31, 2007	1,044,273	(54,848)	989,425
Repurchase of common stock	(12,084)	-	(12,084)
Vesting of non-employee restricted stock	89	-	89
Stock-based compensation expense	1,643	-	1,643
Decretion of redeemable noncontrolling interests	-	13,406	13,406
Additional paid-in capital as of December 31, 2008	1,033,921	(41,442)	992,479
Repurchase of common stock	(19,670)	-	(19,670)
Vesting of non-employee restricted stock	554	-	554
Reach Media stock return from non-controlling shareholder	(1,388)	-	(1,388)
Stock-based compensation expense	1,095	-	1,095
Accretion of redeemable noncontrolling interests	-	(4,795)	(4,795)
Additional paid-in capital as of December 31, 2009	$1,014,512	$(46,237)	$968,275

Changes in stockholders' equity
	As Previously Reported	Adjustments	As Restated

Total stockholders' equity as of December 31, 2006	$1,018,267	$(54,380)	$963,887
Net loss	(391,500)	-	(391,500)
Other comprehensive loss	(323)	-	(323)
Vesting of non-employee restricted stock	(63)	-	(63)
Stock-based compensation expense	3,307	-	3,307
Interest income on stock subscription receivable	(75)	-	(75)
Accretion of redeemable noncontrolling interests	-	(468)	(468)
Cumulative effect of change in accounting for uncertain tax positions	(895)	-	(895)
Total stockholders' equity as of December 31, 2007	628,718	(54,848)	573,870
Net loss	(302,944)	-	(302,944)
Other comprehensive loss	(3,625)	-	(3,625)
Repurchase of common stock	(12,104)	-	(12,104)
Vesting of non-employee restricted stock	89	-	89
Interest income on stock subscription receivable	(20)		(20)
Repayment of officer’s loan	1,737	-	1,737
Stock-based compensation expense	1,643	-	1,643
Decretion of redeemable noncontrolling interests	-	13,406	13,406
Total stockholders' equity as of December 31, 2008	313,494	(41,442)	272,052
Net loss	(52,887)	-	(52,887)
Other comprehensive loss	895	-	895
Repurchase of common stock	(19,698)	-	(19,698)
Vesting of non-employee restricted stock	554	-	554
Reach Media stock return from non-controlling shareholder	(1,388)	-	(1,388)
Stock-based compensation expense	1,095	-	1,095
Accretion of redeemable noncontrolling interests	-	(4,795)	(4,795)
Total stockholders' equity as of December 31, 2009	$242,065	$(46,237)	$195,828

In connection with the restatement, noncontrolling interests previously classified as a component of stockholders’ equity are now classified outside of equity (in “mezzanine” equity) as redeemable noncontrolling interests.  A rollforward of redeemable noncontrolling interests from January 1, 2007 through December 31, 2009 is as follows:

Redeemable Noncontrolling Interests
(As Restated)
(In thousands)

Balance at January 1, 2007	$54,360
Net income attributable to noncontrolling interests	3,910
Accretion to estimated redemption value	468
Balance at December 31, 2007	$58,738

Balance at January 1, 2008	$58,738
Net income attributable to noncontrolling interests	3,997
Reach Media stock option cancellation	208
Noncontrolling interest in Distribution One	250
Dividends paid to noncontrolling interests	(6,364)
Decretion to estimated redemption value	(13,406)
Balance at December 31, 2008	$43,423

Balance at January 1, 2009	$43,423
Net income attributable to noncontrolling interests	4,329
Stock repurchase from noncontrolling shareholder	(322)
Accretion to estimated redemption value	4,795
Balance at December 31, 2009	$52,225

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

In July 2007, the Company purchased the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area for approximately $2.6 million financed by the seller. Since August 2001 and up until closing, the station had been operated under a LMA, and the results of its operations had been included in the Company’s consolidated financial statements since the LMA. The station was consolidated with the Company’s existing Cincinnati operations in 2001. In accordance with ASC 350, “Intangibles -Goodwill and Other,” for the years ended 2009, 2008 and 2007, we recorded an impairment charge for  radio broadcasting licenses and goodwill, and intellectual property for all stations in the Cincinnati market by approximately $3.3 million, $27.9 million and $3.8 million, respectively. (See Note 6 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets and Note 13 — Related Party Transactions.)

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

4.  DISPOSITION OF ASSETS AND DISCONTINUED OPERATIONS:

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

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	As of December 31,
	2009	2008	Period of Amortization
	(In thousands)

Trade names	$16,965	$16,893	2-5 Years
Talent agreement	19,549	19,549	10 Years
Debt financing and modification costs	17,527	15,586	Term of debt
Intellectual property	13,011	13,011	4-10 Years
Affiliate agreements	7,769	7,769	1-10 Years
Acquired income leases	1,282	1,282	3-9 Years
Non-compete agreements	1,260	1,260	1-3 Years
Advertiser agreements	6,613	6,613	2-7 Years
Favorable office and transmitter leases	3,358	3,655	2-60 Years
Brand names	2,539	2,539	2.5 Years
Other intangibles	1,260	1,241	1-5 Years
	91,133	89,398
Less: Accumulated amortization	(56,074)	(45,292)
Other intangible assets, net	$35,059	$44,106

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

8.  OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:

	As of December 31,
	2009	2008
		(As Adjusted – See Note 1)
	(In thousands)

Deferred revenue	$2,964	$6,125
Deferred barter revenue	1,344	1,107
Deferred contract credits	237	1,263
Deferred rent	456	470
Accrued national representative fees	720	549
Accrued miscellaneous taxes	417	371
Current deferred tax liability	9	159
Other current liabilities	1,089	329
Other current liabilities	$7,236	$10,373

9.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

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

 Hedging Activities

In June 2005, pursuant to the Credit Agreement (as defined in Note 10 — Long-Term Debt), the Company entered into four fixed rate swap agreements to reduce interest rate fluctuations on certain floating rate debt commitments. Two of the four $25.0 million swap agreements expired in June 2007 and 2008, respectively.

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

10.  LONG-TERM DEBT:

Long-term debt consists of the following:

	As of December 31,
	2009	2008
	(In thousands)

Senior bank term debt	$45,024	$164,701
Senior bank revolving debt	306,000	206,500
8 7/8% Senior Subordinated Notes due July 2011	101,510	103,951
6 3/8% Senior Subordinated Notes due February 2013	200,000	200,000
Note payable	1,000	-
Capital lease	-	210
Total long-term debt	653,534	675,362
Less: current portion	652,534	43,807
Long-term debt, net of current portion	$1,000	$631,555

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

As of each of June 30, 2010 and July 1, 2010, we were not in compliance with the terms of our Credit Agreement.  More specifically, (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00 and (ii) as of July 1, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio.  As previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on July 16, 2010, on July 15, 2010, the Company and its subsidiaries executed the Forbearance Agreement with the Agent, and the Required Lenders under our Credit Agreement, relating to the above noted existing defaults and events of default.  On August 13, 2010, we entered into the Forbearance Agreement Amendment that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to an anticipated default that may be caused by an opinion of our independent registered public accounting firm, Ernst & Young LLP, that included an explanatory paragraph that raises substantial doubt about the Company’s ability to continue as a going concern.  Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 2011 Notes and/or the 2013 Notes.

On August 5, 2010, the Agent delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes.  Under the terms of the Indenture, neither the Company nor any of its guaranteeing subsidiaries may make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including, without limitation, the interest payment to the noteholders that was scheduled for August 15, 2010.  The Indenture permits a 30-day grace period for the nonpayment of interest before such nonpayment constitutes an event of default, in which case the Trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes may declare the principal amount, and accrued and unpaid interest on all outstanding 2013 Notes to be due and payable immediately.

The lenders under the Credit Agreement have not accelerated the indebtedness thereunder and the Company continues to actively pursue various financing alternatives with its lenders and the members of an ad hoc group of the holders of its 2011 Notes and 2013 Notes.

The remaining outstanding amounts of our 87/8% Senior Subordinated Notes are due in July 2011.  We have been actively engaged with the lenders under our Credit Agreement as well as with our bondholders to implement certain Refinancing Transactions to solve both for the defaults under the Credit Agreement and for our upcoming debt maturities.  We anticipate that if we complete the Refinancing Transactions, we will cure or otherwise obtain a waiver of any defaults under the Credit Agreement and the 2013 Notes Indenture.  However, there is no assurance that we will complete the Refinancing Transactions and that an event of default under the 2013 Notes Indenture will not arise.  If we are unable to further amend the Forbearance Agreement or otherwise obtain waivers from our lenders under the Credit Agreement, an event of default under our 2013 Notes Indenture may arise causing a cross-default under our Credit Agreement, resulting in the acceleration of all of our indebtedness thereunder.  The trustee under the 2013 Notes Indenture would also have the right to accelerate our indebtedness under the 2013 Notes.  Either of these events would make it difficult for us to operate our business in the ordinary course, and may force us to seek protection under Chapter 11 of the Bankruptcy Code.

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

Future scheduled minimum principal payments of debt as of December 31, 2009 are as follows:

	Senior Subordinated Notes	Credit Facilities	Note Payable
	(In thousands)

2010	$—	$18,010	$—
2011	101,510	333,014	1,000
2012	—	—	—
2013	200,000	—	—
2014	—	—	—
2015 and thereafter	—	—	—
Total Debt	$301,510	$351,024	$1,000

The Senior Subordinated Notes and credit facilities are classified as current in the accompanying consolidated balance sheet at December 31, 2009 as these obligations may become callable upon the termination of the Forebearance Agreement Amendment on September 10, 2010.

11.  INCOME TAXES:

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

12.  STOCKHOLDERS’ EQUITY:

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

These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Years Ended December 31,
	2009	2008	2007

Average risk-free interest rate	-	3.37%	4.67%
Expected dividend yield	-	0.00%	0.00%
Expected lives	-	6.5 years	7.4 years
Expected volatility	-	49.7%	39.6%

Transactions and other information relating to stock options for the years December 31, 2009, 2008 and 2007 are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	5,876,100	$14.49	—	—
Grants	230,800	$5.54
Exercised	—	$—
Forfeited/cancelled/expired	(1,722,900)	$14.50
Outstanding at December 31, 2007	4,384,000	$14.05	—	—
Grants	1,913,000	$1.41
Exercised	—	$—
Forfeited/cancelled/expired	(750,000)	$14.32
Outstanding at December 31, 2008	5,547,000	$9.64	—	—
Grants	—	$—
Exercised	—	$—
Forfeited/cancelled/expired	(182,000)	$9.68
Outstanding at December 31, 2009	5,365,000	$9.64	5.85	$2,870,475
Vested and expected to vest at December 31, 2009	5,132,000	$9.98	5.74	$2,569,416
Unvested at December 31, 2009	1,366,000	$1.83	8.32	$1,891,484
Exercisable at December 31, 2009	3,999,000	$12.31	5.01	$978,992

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

Transactions and other information relating to restricted stock grants for the years ended December 31, 2009, 2008 and 2007 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2006	16,500	$19.71
Grants	232,200	$6.20
Vested	(16,700)	$19.71
Forfeited/cancelled/expired	—	$—
Unvested at December 31, 2007	232,000	$6.20
Grants	525,000	$1.41
Vested	(84,000)	$5.05
Forfeited/cancelled/expired	(45,000)	$7.33
Unvested at December 31, 2008	628,000	$2.14
Grants	—	$—
Vested	(235,000)	$2.48
Forfeited/cancelled/expired	—	$—
Unvested at December 31, 2009	393,000	$1.94

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

13.  RELATED PARTY TRANSACTIONS:

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

Letters of Credit

As of December 31, 2009, we had three standby letters of credit totaling $610,000 in connection with our annual insurance policy renewals. In addition, we had a letter of credit of $295,000 in connection with a contract that we inherited as part of the acquisition of CCI. Other than a $40,000 reduction to the insurance letters of credit in April 2009 and the cancellation of a $200,000 letter of credit for a sponsorship event, there has been no activity on these standby letters of credit.

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

17.  REACH MEDIA SALES REPRESENTATION AND SHARES SALE AND REDEMPTION AGREEMENT

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

18.  QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarters Ended
	March 31(a)	June 30	September 30	December 31(a)
	(As Adjusted – See Note 1)
	(In thousands, except share data)
2009:
Net revenue	$60,310	$69,874	$74,652	$67,258
Operating (loss) income	(42,821)	18,823	22,352	(4,590)
Net (loss) income from continuing operations	(59,103)	7,627	14,315	(13,909)
Net loss from discontinued operations	(334)	(412)	(90)	(979)
Consolidated net (loss) income attributable to common stockholders	(59,437)	7,215	14,225	(14,888)
BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(0.84)	$0.13	$0.25	$(0.26)
Net loss from discontinued operations per share	(0.00)	(0.01)	(0.00)	(0.02)
Consolidated net (loss) income per share attributable to common stockholders	$(0.84)	$0.12	$0.25	$(0.28)
DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(0.84)	$0.13	$0.25	$(0.26)
Net loss from discontinued operations per share	(0.00)	(0.01)	(0.00)	(0.02)
Consolidated net (loss) income per share attributable to common stockholders	$(0.84)	$0.12	$0.25	$(0.28)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	70,719,332	59,421,562	56,242,964	52,735,892
Weighted average shares outstanding — diluted	70,719,332	60,034,168	56,684,369	52,735,892

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

19.  SEGMENT INFORMATION:

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

Detailed segment data for the years ended December 31, 2009, 2008 and 2007 is presented in the following table:

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Net Revenue:
Radio Broadcasting	$264,058	$304,976	$319, 647
Internet	14,044	12,325	-
Corporate/Eliminations/Other	(6,010)	(3,858)	(3,249)
Consolidated	$272,092	$313,443	$316,398

Operating Expenses (including stock-based compensation):
Radio Broadcasting	$157,777	$175,706	$181,155
Internet	23,046	19,002	1,704
Corporate/Eliminations/Other	10,560	24,060	16,620
Consolidated	$191,383	$218,768	$199,479

Depreciation and Amortization:
Radio Broadcasting	$13,364	$13,483	$13,550
Internet	6,408	4,159	-
Corporate/Eliminations/Other	1,239	1,380	1,130
Consolidated	$21,011	$19,022	$14,680

Impairment of Long-Lived Assets:
Radio Broadcasting	$65,937	$423,220	$211,051
Internet	-	-	-
Corporate/Eliminations/Other	-	-	-
Consolidated	$65,937	$423,220	$211,051

Operating income (loss):
Radio Broadcasting	$26,980	$(307,433)	$(86,109)
Internet	(15,410)	(10,836)	(1,704)
Corporate/Eliminations/Other	(17,809)	(29,298)	(20,999)
Consolidated	$(6,239)	$(347,567)	$(108,812)

	As of
	December 31, 2009	December 31, 2008
Total Assets:	(In thousands)

Radio Broadcasting	$921,946	$1,169,925
Internet/Publishing	37,784	43,001
Corporate/Eliminations/Other	75,812	(87,449)
Consolidated	$1,035,542	$1,125,477

20.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

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
	(As Restated - See Note 2)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127	$19,836	$-	$19,963
Trade accounts receivable, net of allowance for doubtful accounts	27,934	19,085	-	47,019
Prepaid expenses and other current assets	1,818	3,132	-	4,950
Deferred tax assets	-	-	-	-
Current assets from discontinued operations	300	124	-	424
Total current assets	30,179	42,177	-	72,356
PROPERTY AND EQUIPMENT, net	23,429	17,156	-	40,585
INTANGIBLE ASSETS, net	572,449	298,772	-	871,221
INVESTMENT IN SUBSIDIARIES	-	610,712	(610,712)	-
INVESTMENT IN AFFILIATED COMPANY	-	48,452	-	48,452
OTHER ASSETS	1,482	1,372	-	2,854
NON-CURRENT ASSESTS FROM DISCONTINUED OPERATIONS	74	-	-	74
Total assets	$627,613	$1,018,641	$(610,712)	$1,035,542

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$828	$3,332	$-	$4,160
Accrued interest	-	9,499	-	9,499
Accrued compensation and related benefits	2,659	7,590	-	10,249
Income taxes payable	-	1,533	-	1,533
Other current liabilities	8,007	(771)	-	7,236
Current portion of long-term debt	-	652,534	-	652,534
Current liabilities from discontinued operations	2,924	25	-	2,949
Total current liabilities	14,418	673,742	-	688,160
LONG-TERM DEBT, net of current portion	-	1,000	-	1,000
OTHER LONG-TERM LIABILITIES	2,483	7,702	-	10,185
DEFERRED TAX LIABILITIES	-	88,144	-	88,144
Total liabilities	16,901	770,588	-	787,489

REDEEMABLE NONCONTROLLING INTERESTS	-	52,225	-	52,225

STOCKHOLDERS’ EQUITY:
Common stock	-	51	-	51
Accumulated comprehensive income adjustments	-	(2,086)	-	(2,086)
Additional paid-in capital	270,985	968,275	(270,985)	968,275
Retained earnings (accumulated deficit)	339,727	(770,412)	(339,727)	(770,412)
Total stockholders’ equity	610,712	195,828	(610,712)	195,828
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$627,613	$1,018,641	$(610,712)	$1,035,542

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of December 31, 2008

	Combined
	Guarantor	Radio One,
	Subsidiaries	Inc.	Eliminations	Consolidated
	(As Adjusted and Restated- See Notes 1 and 2)
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

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2009

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(In thousands)

NET REVENUE	$124,672	$147,420	$-	$272,092
OPERATING EXPENSES:
Programming and technical, including stock-based Compensation	34,654	40,981	-	75,635
Selling, general and administrative, including stock-based Compensation	53,830	37,186	-	91,016
Corporate selling, general and administrative, including stock-based compensation	-	24,732	-	24,732
Depreciation and amortization	11,960	9,051	-	21,011
Impairment of long-lived assets	50,933	15,004	-	65,937
Total operating expenses	151,377	126,954	-	278,331
Operating (loss) income	(26,705)	20,466	-	(6,239)
INTEREST INCOME	-	144	-	144
INTEREST EXPENSE	3	38,401	-	38,404
EQUITY IN INCOME OF AFFILIATED COMPANY	-	3,653	-	3,653
GAIN ON RETIREMENT OF DEBT	-	1,221	-	1,221
OTHER INCOME (EXPENSE)	36	(140)	-	(104)
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(26,672)	(13,057)	-	(39,729)
PROVISION FOR INCOME TAXES	-	7,014	-	7,014
Net loss before equity in loss of subsidiaries and discontinued operations	(26,672)	(20,071)	-	(46,743)
EQUITY IN LOSS OF SUBSIDIARIES	-	(28,579)	28,579	-
Net loss from continuing operations	(26,672)	(48,650)	28,579	(46,743)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(1,907)	92	-	(1,815)
Consolidated net loss	(28,579)	(48,558)	28,579	(48,558)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	-	4,329	-	4,329
Net loss attributable to common stockholders	$(28,579)	$(52,887)	$28,579	$(52,887)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2008

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$142,933	$170,510	$-	$313,443
OPERATING EXPENSES:
Programming and technical, including stock-based Compensation	35,697	43,607	-	79,304
Selling, general and administrative, including stock-based Compensation	56,768	46,340	-	103,108
Corporate selling, general and administrative, including stock-based compensation	-	36,356	-	36,356
Depreciation and amortization	9,929	9,093	-	19,022
Impairment of long-lived assets	328,971	94,249	-	423,220
Total operating expenses	431,365	229,645	-	661,010
Operating (loss) income	(288,432)	(59,135)	-	(347,567)
INTEREST INCOME	4	487	-	491
INTEREST EXPENSE	24	59,665	-	59,689
EQUITY IN LOSS OF AFFILIATED COMPANY	-	3,652	-	3,652
GAIN ON RETIREMENT OF DEBT	-	74,017	-	74,017
OTHER EXPENSE	-	316	-	316
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(288,452)	(48,264)	-	(336,716)
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(56,025)	10,842	-	(45,183)
Net loss before equity in loss of subsidiaries and discontinued operations	(232,427)	(59,106)	-	(291,533)
EQUITY IN LOSS OF SUBSIDIARIES	-	(234,470)	234,470	-
Net loss from continuing operations	(232,427)	(293,576)	234,470	(291,533)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(2,043)	(5,371)	-	(7,414)
Consolidated net loss	(234,470)	(298,947)	234,470	(298,947)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	-	3,997	-	3,997
Net loss attributable to common stockholders	$(234,470)	$(302,944)	$234,470	$(302,944)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2007

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$140,882	$175,516	$-	$316,398
OPERATING EXPENSES:
Programming and technical, including stock-based Compensation	27,250	43,213	-	70,463
Selling, general and administrative, including stock-based Compensation	51,934	48,686	-	100,620
Corporate selling, general and administrative, including stock-based compensation	-	28,396	-	28,396
Depreciation and amortization	5,824	8,856	-	14,680
Impairment of long-lived assets	206,828	4,223	-	211,051
Total operating expenses	291,836	133,374	-	425,210
Operating (loss) income	(150,954)	42,142	-	(108,812)
INTEREST INCOME	-	1,242	-	1,242
INTEREST EXPENSE	1	72,769	-	72,770
EQUITY IN LOSS OF AFFILIATED COMPANY	-	15,836	-	15,836
GAIN ON RETIREMENT OF DEBT	-	-	-	-
OTHER (EXPENSE)	-	(290)	-	(290)
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(150,955)	(45,511)	-	(196,466)
PROVISION FOR INCOME TAXES	41,932	12,151	-	54,083
Net loss before equity in loss of subsidiaries and discontinued operations	(192,887)	(57,662)	-	(250,549)
EQUITY IN LOSS OF SUBSIDIARIES	-	(202,996)	202,996	-
Net loss from continuing operations	(192,887)	(260,658)	202,996	(250,549)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(10,109)	(126,932)	-	(137,041)
Consolidated net loss	(202,996)	(387,590)	202,996	(387,590)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	-	3,910	-	3,910
Net loss attributable to common stockholders	$(202,996)	$(391,500)	$202,996	$(391,500)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(As Adjusted - See Note 1)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(28,579)	$(24,308)	$-	$(52,887)
Noncontrolling interests in income of subsidiaries	-	4,329	-	4,329
Consolidated net loss	(28,579)	(19,979)	-	(48,558)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	11,960	9,051	-	21,011
Amortization of debt financing costs	-	2,419	-	2,419
Deferred income taxes	-	1,996	-	1,996
Impairment of long-lived assets	50,933	15,004	-	65,937
Equity in net losses of affiliated company	-	(3,653)	-	(3,653)
Stock-based compensation and other non-cash compensation	-	1,649	-	1,649
Gain on retirement of debt	-	(1,221)	-	(1,221)
Amortization of contract inducement and termination fee	(598)	(665)	-	(1,263)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(2,533)	4,922	-	2,389
Prepaid expenses and other current assets	151	202	-	353
Other assets	(272)	5,101	-	4,829
Accounts payable	(378)	1,215	-	837
Due to corporate/from subsidiaries	(30,646)	30,646	-	-
Accrued interest	-	(584)	-	(584)
Accrued compensation and related benefits	435	(583)	-	(148)
Income taxes payable	1	1,502	-	1,503
Other liabilities	(634)	(2,109)	-	(2,743)
Net cash flows used in operating activities from discontinued operations	744	(54)	-	690
Net cash flows from operating activities	584	44,859	-	45,443
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,058)	(1,470)	-	(4,528)
Purchase of intangible assets	-	(343)	-	(343)
Net cash flows used in investing activities	(3,058)	(1,813)	-	(4,871)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Subordinated Notes	-	(1,220)	-	(1,220)
Repayment of other debt	-	(153)	-	(153)
Proceeds from credit facility	-	116,500	-	116,500
Repurchase of common stock	-	(19,697)	-	(19,697)
Payment of credit facility	-	(136,670)	-	(136,670)
Payment of bank financing costs	-	(1,658)	-	(1,658)
Net cash flows used in financing activities	-	(42,898)	-	(42,898)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,474)	148	-	(2,326)
CASH AND CASH EQUIVALENTS, beginning of period	2,601	19,688	-	22,289
CASH AND CASH EQUIVALENTS, end of period	$127	$19,836	$-	$19,963

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(As Adjusted - See Note 1)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(234,470)	$(302,944)	$234,470	$(302,944)
Noncontrolling interests in income of subsidiaries	-	3,997	-	3,997
Consolidated net loss	(234,470)	(298,947)	234,470	(298,947)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	9,929	9,093	-	19,022
Amortization of debt financing costs	-	2,591	-	2,591
Deferred income taxes	-	(49,687)	-	(49,687)
Impairment of long-lived assets	328,972	94,248	-	423,220
Equity in net losses of affiliated company	-	3,652	-	3,652
Stock-based compensation and other non-cash compensation	389	1,343	-	1,732
Gain on retirement of debt	-	(74,017)	-	(74,017)
Amortization of contract inducement and termination fee	(896)	(999)	-	(1,895)
Change in interest due on stock subscription receivable	-	(20)	-	(20)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(2,921)	1,121	-	(1,800)
Prepaid expenses and other current assets	(198)	(373)	-	(571)
Other assets	(165)	(801)	-	(966)
Accounts payable	1,648	(1,914)	-	(266)
Due to corporate/from subsidiaries	(50,128)	50,128	-	-
Accrued interest	-	(8,921)	-	(8,921)
Accrued compensation and related benefits	590	(6,029)	-	(5,439)
Income taxes payable	-	(4,433)	-	(4,433)
Other liabilities	(11,733)	16,632	-	4,899
Net cash flows used in operating activities from discontinued operations	1,322	4,356	-	5,678
Net cash flows from (used in) operating activities	42,339	(262,977)	234,470	13,832
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,002)	(7,539)	-	(12,541)
Cash paid for acquisitions	(34,918)	(35,537)	-	(70,455)
Investment in subsidiaries	-	234,470	(234,470)	-
Proceeds from sale of assets	-	150,224	-	150,224
Purchase of intangible assets	(474)	(342)	-	(816)
Deposits and payments for station purchases and other assets	-	(215)	-	(215)
Net cash flows used in investing activities from discontinued operations	(166)	-	-	(166)
Net cash flows (used in) from investing activities	(40,560)	341,061	(234,470)	66,031
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Subordinated Notes	-	(120,787)	-	(120,787)
Repayment of other debt	-	(1,004)	-	(1,004)
Proceeds from credit facility	-	227,000	-	227,000
Repurchase of common stock	-	(12,104)	-	(12,104)
Payment of credit facility	-	(170,299)	-	(170,299)
Payment of stock subscriptions receivable	-	1,737	-	1,737
Payment to noncontrolling interest shareholders of Reach Media	-	(6,364)	-	(6,364)
Net cash flows used in financing activities	-	(81,821)	-	(81,821)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,779	(3,737)	-	(1,958)
CASH AND CASH EQUIVALENTS, beginning of period	822	23,425	-	24,247
CASH AND CASH EQUIVALENTS, end of period	$2,601	$19,688	$-	$22,289

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2007

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(As Adjusted - See Note 1)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss attributable to common stockholders	$(202,996)	$(391,500)	$202,996	$(391,500)
Noncontrolling interests in income of subsidiaries	-	3,910		3,910
Consolidated net loss	(202,996)	(387,590)	202,996	(387,590)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	5,881	8,799	-	14,680
Amortization of debt financing costs	-	2,241	-	2,241
Deferred income taxes	-	(28,013)	-	(28,013)
Impairment of long-lived assets	206,828	4,223	-	211,051
Equity in net losses of affiliated company	-	15,836	-	15,836
Stock-based compensation and other non-cash compensation	1,200	1,791	-	2,991
Amortization of contract inducement and termination fee	(896)	(913)	-	(1,809)
Change in interest due on stock subscription receivable	-	(75)	-	(75)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	952	2,558	-	3,510
Prepaid expenses and other current assets	(481)	(744)	-	(1,225)
Income tax receivable	-	1,296	-	1,296
Other assets	41	(399)	-	(358)
Due to corporate/from subsidiaries	(18,564)	18,564	-	-
Accounts payable	(1,669)	(2,620)	-	(4,289)
Accrued interest	-	(270)	-	(270)
Accrued compensation and related benefits	223	(1,453)	-	(1,230)
Income taxes payable	-	1,997	-	1,997
Other liabilities	(1,027)	1,221	-	194
Net cash flows from operating activities from discontinued operations	15,012	200,065		215,077
Net cash flows from (used in) operating activities	4,504	(163,486)	202,996	44,014
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,164)	(5,651)	-	(9,815)
Equity investments	-	(12,590)	-	(12,590)
Investment in subsidiaries	-	202,996	(202,996)	-
Proceeds from sale of assets	-	108,100	-	108,100
Deposits and payments for station purchases and other assets	-	(5,904)	-	(5,904)
Net cash flows used in investing activities from discontinued operations	(388)	(935)	-	(1,323)
Net cash flows (used in) from investing activities	(4,552)	286,016	(202,996)	78,468
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt	(14)	(124,683)	-	(124,697)
Payment of bank financing costs	-	(3,004)	-	(3,004)
Payment to noncontrolling interest shareholders in Reach Media	-	(2,940)	-	(2,940)
Net cash flows used in financing activities	(14)	(130,627)	-	(130,641)
DECREASE IN CASH AND CASH EQUIVALENTS	(62)	(8,097)	-	(8,159)
CASH AND CASH EQUIVALENTS, beginning of period	884	31,522	-	32,406
CASH AND CASH EQUIVALENTS, end of period	$822	$23,425	$-	$24,247

21.  SUBSEQUENT EVENTS:

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