Form 10-Q/A
period 2010-03-31
RADIO ONE, INC.
filed 2010-08-23
CIK 1041657

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

•
other factors mentioned in our filings with the Securities and Exchange Commission including the factors discussed in detail in Item 1A, “Risk Factors,” contained in our 2009 Annual report on Form 10-K/A.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

EXPLANATORY NOTE

Radio One, Inc. (“Radio One” or the “Company”) is filing this Amendment to its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2010, which was previously filed with the Securities and Exchange Commission on May 17, 2010, as the Company is restating its consolidated financial statements as of December 31, 2009, and for the years ended December 31, 2009, 2008 and 2007 for the reason described below.  This Form 10-Q/A reflects the restatement of the unaudited quarterly financial information and financial statements for the quarterly financial reporting period ended March 31, 2010.

The restatement is solely the result of an error in the measurement and classification of a noncontrolling interest in Reach Media that resulted in overstated consolidated stockholders’ equity and understated mezzanine equity by equal amounts.  The adjustments decreased total stockholders’ equity by approximately $37.5 million and $46.2 million as of March 31, 2010 and December 31, 2009, respectively.  The restatements do not result in a change to our previously reported financial results in the consolidated statements of operations or consolidated statements of cash flows for the Company, and, hence, will not affect previously reported net income or earnings per share. See Note 2 to Consolidated Financial Statements for the impact of these adjustments on the consolidated financial statements and footnotes.

This Form 10-Q/A also amends and restates footnote 1 (h) “Fair Value Measurements” in the notes to the consolidated financial statements and updates our critical accounting policies in Item 2 to include enhanced disclosures of our accounting for noncontrolling interests.  Additionally, because it is probable that we will not be in compliance with certain of our debt covenants during the remainder of 2010 without a modification to our credit facility, we have classified our long-term debt as a current obligation within this Form 10-Q/A.  As a result of this amendment, the management certifications, filed or furnished as exhibits to the Original Form 10-Q have been re-executed and re-filed or refurnished, as applicable, as of the date of this Form 10-Q/A.

Except as described above, and for corrections of certain typographical errors of an immaterial and non-financial nature, this form 10-Q/A does not amend, update or change the financial statements or any other items or disclosures made in the Form 10-Q for the quarterly period ended March 31, 2010.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2010	2009
	(Unaudited)

	(In thousands, except share data)

NET REVENUE	$59,018	$60,310
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $0 and $31, respectively	18,585	19,956
Selling, general and administrative, including stock-based compensation of $402 and $95, respectively	23,007	23,501
Corporate selling, general and administrative, including stock-based compensation of $1,611 and $357, respectively	8,896	5,490
Depreciation and amortization	4,721	5,231
Impairment of long-lived assets	—	48,953
Total operating expenses	55,209	103,131
Operating income (loss)	3,809	(42,821)
INTEREST INCOME	25	18
INTEREST EXPENSE	9,235	10,779
GAIN ON RETIREMENT OF DEBT	—	1,221
EQUITY IN INCOME OF AFFILIATED COMPANY	909	1,150
OTHER (EXPENSE) INCOME, net	(477)	50
Loss before (benefit from) provision for income taxes, noncontrolling interests in (loss) income of subsidiaries and income (loss) from discontinued operations	(4,969)	(51,161)
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(309)	7,071
Net loss from continuing operations	(4,660)	(58,232)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	63	(334)
CONSOLIDATED NET LOSS	(4,597)	(58,566)
NONCONTROLLING INTERESTS IN (LOSS) INCOME OF SUBSIDIARIES	(29)	871
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(4,568)	$(59,437)

BASIC AND DILUTED CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Continuing operations	$(0.09)	$(0.84)
Discontinued operations, net of tax	(0.00)	(0.00)
Consolidated net loss attributable to common stockholders	$(0.09)	$(0.84)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	50,844,148	70,719,332
Diluted	50,844,148	70,719,332

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2010	December 31, 2009
	(Unaudited)
	(As Restated - See Note 2)

	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,958	$19,963
Trade accounts receivable, net of allowance for doubtful accounts of $2,315 and $2,651, respectively	47,482	47,019
Prepaid expenses and other current assets	5,702	4,950
Current assets from discontinued operations	86	424
Total current assets	63,228	72,356
PROPERTY AND EQUIPMENT, net	38,688	40,585
GOODWILL	137,493	137,517
RADIO BROADCASTING LICENSES	698,645	698,645
OTHER INTANGIBLE ASSETS, net	35,454	35,059
INVESTMENT IN AFFILIATED COMPANY	48,494	48,452
OTHER ASSETS	2,970	2,854
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	12	74
Total assets	$1,024,984	$1,035,542

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,102	$4,160
Accrued interest	3,951	9,499
Accrued compensation and related benefits	11,631	10,249
Income taxes payable	1,502	1,533
Other current liabilities	10,757	7,236
Current portion of long-term debt	648,032	652,534
Current liabilities from discontinued operations	2,551	2,949
Total current liabilities	680,526	688,160
LONG-TERM DEBT, net of current portion	1,000	1,000
OTHER LONG-TERM LIABILITIES	10,272	10,185
DEFERRED TAX LIABILITIES	87,583	88,144
Total liabilities	779,381	787,489

REDEEMABLE NONCONTROLLING INTERESTS	43,452	52,225

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2010 and December 31, 2009	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,980,641 and 2,981,841 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 45,531,353 and 42,280,153 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	45	42
Accumulated other comprehensive loss	(1,952)	(2,086)
Additional paid-in capital	979,029	968,275
Accumulated deficit	(774,980)	(770,412)
Total stockholders’ equity	202,151	195,828
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$1,024,984	$1,035,542

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Comprehensive Loss	Accumulated Other Comprehensive Loss	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity
								(As Restated - See Note 2)		(As Restated - See Note 2)
	(In thousands)
BALANCE, as of December 31, 2009 (as restated)	$—	$3	$3	$3	$42		$(2,086)	$968,275	$(770,412)	$195,828
Comprehensive loss:
Consolidated net loss	—	—	—	—	—	$(4,568)	—	—	(4,568)	(4,568)
Change in unrealized loss on derivative and hedging activities, net of taxes	—	—	—	—	—	134	134	—	—	134
Comprehensive loss						$(4,434)
Stock-based compensation expense	—	—	—	—	3		—	2,010	—	2,013
Decretion of redeemable noncontrolling interests to estimated redemption value (as restated)	—	—	—	—	—			8,744		8,744
BALANCE, as of March 31, 2010 (as restated)	$—	$3	$3	$3	$45		$(1,952)	$979,029	$(774,980)	$202,151

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q/A should be read in conjunction with the financial statements and notes thereto included in the Company’s 2009 Annual Report on Form 10-K/A.

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

The following table sets forth the components of comprehensive loss:

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
	(In thousands)

Consolidated net loss	$(4,597)	$(58,566)
Other comprehensive income (net of tax benefit of $0 and $0, respectively):
Derivative and hedging activities	134	55
Comprehensive loss	(4,463)	(58,511)
Comprehensive (loss) income attributable to the noncontrolling interests	(29)	871
Comprehensive loss attributable to common stockholders	$(4,434)	$(59,382)

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
	(Unaudited)
	(In thousands)

As of March 31, 2010
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$1,952	$—	$1,952	$—
Employment agreement award (b)	5,118	—	—	5,118
Total	$7,070	$—	$1,952	$5,118

Mezzanine equity subject to fair value measurement: (As restated)
Redeemable noncontrolling interests (c)	$43,452	$—	$—	$43,452

As of December 31, 2009
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$2,086	$—	$2,086	$—
Employment agreement award (b)	4,657	—	—	4,657
Total	$6,743	$—	$2,086	$4,657

Mezzanine equity subject to fair value measurement: (As restated)
Redeemable noncontrolling interests (c)	$52,225	$—	$—	$52,225

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

       The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2010.

	Employment Agreement Award	Redeemable Noncontrolling Interests
		(As Restated)
	(In thousands)

Balance at December 31, 2009	$4,657	$52,225
Losses included in earnings (realized/unrealized)	461	—
Changes in accumulated other comprehensive loss	—	—
Purchases, issuances, and settlements	—	—
Net loss attributable to noncontrolling interests		(29)
Decretion to estimated redemption value	—	(8,744)
Balance at March 31, 2010	$5,118	$43,452

The amount of total gains for the period included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date	$(461)	—

      Losses included in earnings (realized/unrealized) were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the three months ended March 31, 2010.

Net loss attributable to noncontrolling interests amounts reflected in the table above was recorded in the consolidated statements of operations as noncontrolling interests in (loss) income of subsidiaries for the three months ended March 31, 2010.

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

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which addresses accounting and disclosure requirements related to subsequent events. It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued. In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to remove all requirements for SEC filers to disclose the date through which subsequent events are considered. The amendment became effective upon issuance. The Company has provided the required disclosures regarding subsequent events in Note 17 – Subsequent Events.

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

      (j) Liquidity and Uncertainties Related to Going Concern

The Company continually projects its anticipated cash needs, which include, but are not limited to, its operating needs, capital requirements, the TV One funding commitment and principal and interest payments on its indebtedness. Management’s most recent revenue, operating income and cash flow projections considered the recent gradual improvement in both the economy and advertising environment, and the projections compare more favorably to prior periods during which the economic downturn persisted. For instance, based on analysts’ projected recovery estimates for the advertising environment and specifically the radio industry, which is supported by our order pacings at the time of filing of this form 10-Q/A, we have projected revenue growth of mid-single digits for fiscal year 2010.

In June 2005, the Company entered into an agreement with a syndicate of banks (the “Credit Agreement”).  The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been refinanced or repurchased prior to such date) or (b) June 30, 2012. Management believes it is probable that the Company will refinance the 8 7/8% Senior Subordinated Notes prior to January 1, 2011. The Credit Agreement has been classified as a current liability in the March 31, 2010 consolidated balance sheet based on the fact that the Credit Agreement expires and is due January 1, 2011 until such time that the 8 7/8% Senior Subordinated Notes have been refinanced or repurchased prior to January 1, 2011.

As of each of June 30, 2010 and July 1, 2010, we were not in compliance with the terms of our Credit Agreement. More specifically, (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00 and (ii) as of July 1, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio. As previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on July 16, 2010, on July 15, 2010, the Company and its subsidiaries entered into a forbearance agreement (the “Forbearance Agreement”) with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as administrative agent (the “Agent”), and financial institutions constituting the majority of outstanding loans and commitments (the “Required Lenders”) under our Credit Agreement, relating to the above noted existing defaults and events of default.

On August 13, 2010, we entered into an amendment to the Forbearance Agreement (the “Forbearance Agreement Amendment”) that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to an opinion of our independent registered public accounting firm, Ernst & Young LLP, that included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern. Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 8 7/8% Senior Subordinated Notes due 2011 (“2011 Notes”) and/or the 6 3/8% Senior Subordinated Notes due 2013 (“2013 Notes”).

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

We have been actively engaged with the lenders under our Credit Agreement as well as with our bondholders to implement certain Refinancing Transactions to solve both for the defaults under the Credit Agreement and for our upcoming debt maturities. We anticipate that if we complete the Refinancing Transactions, we will cure or otherwise obtain a waiver of any defaults under the Credit Agreement and the 2013 Notes Indenture. However, there is no assurance that we will complete the Refinancing Transactions and that an event of default under the 2013 Notes Indenture will not arise. If we are unable to further amend the Forbearance Agreement or otherwise obtain waivers from our lenders under the Credit Agreement, an event of default under our 2013 Notes Indenture may arise causing a cross-default under our Credit Agreement, resulting in the acceleration of all of our indebtedness thereunder. The trustee under the 2013 Notes Indenture would also have the right to accelerate our indebtedness under the 2013 Notes, and accordingly, we have classified our long-term debt as a current obligation in the accompanying consolidated balance sheets. Either of these events would make it difficult for us to operate our business in the ordinary course, and may force us to seek protection under Chapter 11 of the Bankruptcy Code, and accordingly, there is substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.

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

 (l) Redeemable noncontrolling interests

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

The following table summarizes the effects of the restatement adjustments on the consolidated balance sheets (in thousands):

	As of March 31, 2010			As of December 31, 2009
	As Previously Reported	Adjustments	As Restated	As Previously Reported	Adjustments	As Restated
Redeemable noncontrolling interests	$-	$43,452	$43,452	$-	$52,225	$52,225
Additional paid-in capital	$1,016,522	$(37,493)	979,029	$1,014,512	$(46,237)	$968,275
Total stockholders' equity	$239,644	$(37,493)	202,151	$242,065	$(46,237)	$195,828
Noncontrolling interests	$5,959	$(5,959)	-	$5,988	$(5,988)	$-
Total equity	$245,603	$(43,452)	$202,151	$248,053	$(52,225)	$195,828

The following table summarizes the effects of the restatement adjustments on our previously issued consolidated statements of changes in equity for the period ended March 31, 2010  (in thousands).

Changes in additional paid-in-capital
	As Previously Reported	Adjustments	As Restated

Additional paid-in capital as of December 31, 2009	$1,014,512	$(46,237)	$968,275
Stock-based compensation expense	2,010	-	2,010
Decretion of redeemable noncontrolling interests	-	8,744	8,744
Additional paid-in capital as of March 31, 2010	$1,016,522	$(37,493)	$979,029

Changes in stockholders’ equity
	As Previously Reported	Adjustments	As Restated

Total stockholders’ equity as of December 31, 2009	$242,065	$(46,237)	$195,828
Net loss	(4,568)	-	(4,568)
Other comprehensive loss	134	-	134
Stock-based compensation expense	2,013	-	2,013
Decretion of redeemable noncontrolling interests	-	8,744	8,744
Total stockholders’ equity as of March 31, 2010	$239,644	$(37,493)	$202,151

In connection with the restatement, noncontrolling interests previously classified as a component of stockholders’ equity are now classified outside of equity (in mezzanine equity) as redeemable noncontrolling interests.  A rollforward of redeemable noncontrolling interests from January 1, 2010 through March 31, 2010 is as follows:

Redeemable Noncontrolling Interests
(As Restated)
(In thousands)

Balance at January 1, 2010	$52,225
Net loss attributable to noncontrolling interests	(29)
Decretion to estimated redemption value	(8,744)
Balance at March 31, 2010	$43,452

3.  ACQUISITIONS:

In February 2005, the Company acquired approximately 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D common stock valued at approximately $25.4 million. A subsidiary of Citadel, Reach Media’s sales representative and an investor in the company, owned a noncontrolling interest in Reach Media. In November 2009, that subsidiary sold its ownership interest to Reach Media in exchange for a $1.0 million note due in December 2011 (See Note 8 – Long-Term Debt) as an inducement for Reach Media to execute a new sales representation agreement. This transaction increased Radio One’s common stock interest in Reach Media to 53.5%.

4.  DISCONTINUED OPERATIONS:

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

Hedging Activities

In June 2005, pursuant to the Credit Agreement (as defined in Note 8 — Long-Term Debt), the Company entered into four fixed rate swap agreements to reduce interest rate fluctuations on certain floating rate debt commitments. Two of the four $25.0 million swap agreements expired in June 2007 and 2008, respectively.

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

8.  LONG-TERM DEBT:

Long-term debt consists of the following:

	As of
	March 31, 2010	December 31, 2009
	(Unaudited)
	(In thousands)

Senior bank term debt	$40,522	$45,024
Senior bank revolving debt	306,000	306,000
8 7/8% Senior Subordinated Notes due July 2011	101,510	101,510
6 3/8% Senior Subordinated Notes due February 2013	200,000	200,000
Note payable	1,000	1,000
Total long-term debt	649,032	653,534
Less: current portion	648,032	652,534
Long-term debt, net of current portion	$1,000	$1,000

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

As of each of June 30, 2010 and July 1, 2010, we were not in compliance with the terms of our Credit Agreement. More specifically, (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00 and (ii) as of July 1, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio. As previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on July 16, 2010, on July 15, 2010, the Company and its subsidiaries entered into the Forbearance Agreement with the Agent, and the Required Lenders under our Credit Agreement, relating to the above noted existing defaults and events of default.

On August 13, 2010, we entered into the Forbearance Agreement Amendment that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to an anticipated default that may be caused by an opinion of our independent registered public accounting firm, Ernst & Young LLP, that included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern. Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 2011 Notes and/or the 2013 Notes.

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

       The lenders under the Credit Agreement have not accelerated the indebtedness thereunder and the Company continues to actively pursue various financing alternatives with its lenders and the members of an ad hoc group of the holders of its 8 7/8% Senior Subordinated Notes and 6 3/8% Senior Subordinated Notes.  We continue to work with a financial advisor and are currently evaluating various alternatives with respect to our current default status and our upcoming debt maturities. These alternatives include entering into one or more amendments, refinancing transactions, and/or exchanges for newly issued debt or equity securities or obligations, in open market purchases or privately negotiated transactions.  Our ability to consummate such amendments, refinancings, repurchases, prepayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, some of which may be beyond our control.  Accordingly, while probable, there is no assurance that the Company will successfully enter into any definitive agreements for such alternatives, or that any of the strategic initiatives being assessed will occur in the future.

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

On August 5, 2010, the Agent under the Credit Agreement delivered a payment blockage notice to the Trustee under the Indenture governing our 6 3/8% Senior Subordinated Notes.  Under the terms of the Indenture, neither the Company nor any of its guaranteeing subsidiaries may make any payment or distribution of any kind or character in respect of obligations under the 6 3/8% Senior Subordinated Notes, including, without limitation, the interest payment to the noteholders scheduled for August 15, 2010.  The Indenture permits a 30-day grace period for the nonpayment of interest before such nonpayment constitutes an event of default, in which case the Trustee or holders of at least 25% in principal amount of the then outstanding 6 3/8% Senior Subordinated Notes may declare the principal amount, and accrued and unpaid interest on all outstanding 6 3/8% Senior Subordinated Notes to be due and payable immediately. The lenders under the Credit Agreement have not accelerated the indebtedness thereunder and the Company continues to actively pursue various financing alternatives with its lenders and the members of an ad hoc group of the holders of its 8 7/8%  Senior Subordinated Notes and 6 3/8% Senior Subordinated Notes.  We continue to work with a financial advisor and are currently evaluating various alternatives with respect to our current default status and our upcoming debt maturities, including the remaining outstanding amounts of our 8 7/8% Senior Subordinated Notes are due in July 2011. These alternatives include entering into one or more amendments, refinancing transactions, and/or exchanges for newly issued debt or equity securities or obligations, in open market purchases or privately negotiated transactions.  Our ability to consummate such amendments, refinancings, repurchases, prepayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, some of which may be beyond our control.  Accordingly, while probable, there is no assurance that the Company will successfully enter into any definitive agreements for such alternatives, or that any of the strategic initiatives being assessed will occur in the future.

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

Note Payable

In November 2009, Reach Media issued a $1.0 million promissory note payable to a subsidiary of Citadel.  The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal is due on December 31, 2011.  The note was issued in connection with Reach Media entering into a Sales Representation and Redemption Agreement which among other things, provided for the purchase by Reach Media of certain of its stock formerly owned by that subsidiary of Citadel (See Note 3 – Acquisitions.)

Future scheduled minimum principal payments of debt as of March 31, 2010 are as follows:

	Senior Subordinated Notes	Credit Facilities	Note Payable
	(Unaudited)
	(In thousands)

April – December 2010	$—	$17,010	$—
2011	101,510	329,512	1,000
2012	—	—	—
2013	200,000	—	—
2014	—	—	—
2015 and thereafter	—	—	—
Total Debt	$301,510	$346,522	$1,000

The Senior Subordinated Notes and credit facilities are classified as current in the accompanying consolidated balance sheets at March 31, 2010 and December 31, 2009 as these obligations may become callable upon the termination of the Forebearance Agreement Amendment on September 10, 2010.

9.  INCOME TAXES:

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

13.  REACH MEDIA SALES REPRESENTATION AND REDEMPTION AGREEMENT

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

14.  RELATED PARTY TRANSACTIONS:

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

15.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$28,794	$30,224	$-	$59,018
OPERATING EXPENSES:
Programming and technical, including stock-based compensation	8,352	10,233	-	18,585
Selling, general and administrative, including stock-based compensation	13,894	9,113	-	23,007
Corporate selling, general and administrative, including stock-based compensation	-	8,896	-	8,896
Depreciation and amortization	2,555	2,166	-	4,721
Total operating expenses	24,801	30,408	-	55,209
Operating income (loss)	3,993	(184)	-	3,809
INTEREST INCOME	-	25	-	25
INTEREST EXPENSE	-	9,235	-	9,235
EQUITY IN INCOME OF AFFILIATED COMPANY	-	909	-	909
OTHER INCOME (EXPENSE)	111	(588)	-	(477)
Income (loss) before benefit from income taxes, noncontrolling interests in loss of subsidiaries and discontinued operations	4,104	(9,073)	-	(4,969)
BENEFIT FROM INCOME TAXES	-	(309)	-	(309)
Net income (loss) before equity in loss of subsidiaries and discontinued operations	4,104	(8,764)	-	(4,660)
EQUITY IN INCOME OF SUBSIDIARIES	-	4,255	(4,255)	-
Net income (loss) from continuing operations	4,104	(4,509)	(4,255)	(4,660)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	151	(88)	-	63
Consolidated net income (loss)	4,255	(4,597)	(4,255)	(4,597)
NONCONTROLLING INTERESTS IN LOSS OF SUBSIDIARIES	-	(29)	-	(29)
Consolidated net income (loss) attributable to common stockholders	$4,255	$(4,568)	$(4,255)	$(4,568)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2009

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

	(In thousands)

NET REVENUE	$25,839	$34,471	$-	$60,310
OPERATING EXPENSES:
Programming and technical, including stock-based Compensation	9,441	10,515	-	19,956
Selling, general and administrative, including stock-based Compensation	12,917	10,584	-	23,501
Corporate selling, general and administrative, including stock-based compensation	-	5,490	-	5,490
Depreciation and amortization	2,982	2,249	-	5,231
Impairment of long-lived assets	37,424	11,529	-	48,953
Total operating expenses	62,764	40,367	-	103,131
Operating loss	(36,925)	(5,896)	-	(42,821)
INTEREST INCOME	-	18	-	18
INTEREST EXPENSE	2	10,777	-	10,779
EQUITY IN INCOME OF AFFILIATED COMPANY	-	1,150	-	1,150
GAIN ON RETIREMENT OF DEBT	-	1,221	-	1,221
OTHER INCOME (EXPENSE)	76	(26)	-	50
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(36,851)	(14,310)	-	(51,161)
PROVISION FOR INCOME TAXES	-	7,071	-	7,071
Net loss before equity in loss of subsidiaries and discontinued operations	(36,851)	(21,381)	-	(58,232)
EQUITY IN LOSS OF SUBSIDIARIES	-	(37,527)	37,527	-
Net loss from continuing operations	(36,851)	(58,908)	37,527	(58,232)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(676)	342	-	(334)
Consolidated net loss	(37,527)	(58,566)	37,527	(58,566)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	-	871	-	871
Consolidated net loss attributable to common stockholders	$(37,527)	$(59,437)	$37,527	$(59,437)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
As of March 31, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Restated - see Note 2)

	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$697	$9,261	$-	$9,958
Trade accounts receivable, net of allowance for doubtful accounts	24,852	22,630	-	47,482
Prepaid expenses and other current assets	2,136	3,566	-	5,702
Current assets from discontinued operations	(39)	125	-	86
Total current assets	27,646	35,582	-	63,228
PROPERTY AND EQUIPMENT, net	22,420	16,268	-	38,688
INTANGIBLE ASSETS, net	571,717	299,875	-	871,592
INVESTMENT IN SUBSIDIARIES	-	606,368	(606,368)	-
INVESTMENT IN AFFILIATED COMPANY	-	48,494	-	48,494
OTHER ASSETS	1,255	1,715	-	2,970
NON-CURRENT ASSESTS FROM DISCONTINUED OPERATIONS	12	-	-	12
Total assets	$623,050	$1,008,302	$(606,368)	$1,024,984

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$407	$1,695	$-	$2,102
Accrued interest	-	3,951	-	3,951
Accrued compensation and related benefits	2,758	8,873	-	11,631
Income taxes payable	-	1,502	-	1,502
Other current liabilities	8,918	1,839	-	10,757
Current portion of long-term debt	-	648,032	-	648,032
Current liabilities from discontinued operations	2,478	73	-	2,551
Total current liabilities	14,561	665,965	-	680,526
LONG-TERM DEBT, net of current portion	-	1,000	-	1,000
OTHER LONG-TERM LIABILITIES	2,121	8,151	-	10,272
DEFERRED TAX LIABILITIES	-	87,583	-	87,583
Total liabilities	16,682	762,699	-	779,381

REDEEMABLE NONCONTROLLING INTERESTS	-	43,452	-	43,452

STOCKHOLDERS’ EQUITY:
Common stock	-	54	-	54
Accumulated other comprehensive loss	-	(1,952)	-	(1,952)
Additional paid-in capital	266,641	979,029	(266,641)	979,029
Retained earnings (accumulated deficit)	339,727	(774,980)	(339,727)	(774,980)
Total stockholders’ equity	606,368	202,151	(606,368)	202,151
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$623,050	$1,008,302	$(606,368)	$1,024,984

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

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

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

16.  COMMITMENTS AND CONTINGENCIES:

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

Noncontrolling Interests Shareholders’ Put Rights

On February 28, 2012, and for a 30 day period thereafter, the noncontrolling interest shareholders of Reach Media have the right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares.  The purchase price for such shares may be paid in cash and/or registered Class D common stock of Radio One, at the discretion of Radio One.

17.  SUBSEQUENT EVENTS:

    On May 4, 2010, the Company made a $5.0 million term loan principal repayment based on its December 31, 2009 excess cash flow calculation according to the terms of the Credit Agreement.

As of each of June 30, 2010 and July 1, 2010, we were not in compliance with the terms of our Credit Agreement. More specifically, (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00 and (ii) as of July 1, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio. As previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on July 16, 2010, on July 15, 2010, the Company and its subsidiaries entered into the Forbearance Agreement with the Agent, and the Required Lenders under our Credit Agreement, relating to the above noted existing defaults and events of default.

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

On August 13, 2010, we entered into the Forbearance Agreement Amendment that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to an opinion of our independent registered public accounting firm, Ernst & Young LLP, that included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern. Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 2011 Notes and/or the 2013 Notes.

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

On August 18, 2010, Moody's placed us on review for a possible downgrade on our corporate family rating and probability of default rating. The review was driven by our announcement that the lenders under our Senior Credit Facility blocked our August 15, 2010 interest payment on the 63/8% senior subordinated notes due 2013.  The lenders under our Senior Credit Facility had the ability to block the interest payment as we are in violation of the total leverage covenant under our Senior Credit Facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K/A  for the year ended December 31, 2009.

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

(b) Station operating income:  Net income (loss) before depreciation and amortization, income taxes, interest income, interest expense, equity in income of affiliated company, noncontrolling interests in income (loss) of subsidiaries, gain on retirement of debt, other expense, corporate expenses, stock-based compensation expenses, impairment of long-lived assets and gain or loss from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”). Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our physical plant, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead, stock-based compensation and discontinued operations. Station operating income is frequently used as a basis for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

 Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2010	2009

	(In thousands, except margin data)

Net revenue	$59,018	$60,310
Station operating income	17,828	16,979
Station operating income margin	30.2%	28.2%
Consolidated net loss attributable to common stockholders	$(4,568)	$(59,437)

The reconciliation of consolidated net loss to station operating income is as follows:

	Three Months Ended March 31,
	2010	2009

	(In thousands)

Consolidated net loss attributable to common stockholders	$(4,568)	$(59,437)
Add back non-station operating income items included in consolidated net loss:
Interest income	(25)	(18)
Interest expense	9,235	10,779
(Benefit from) provision for income taxes	(309)	7,071
Corporate selling, general and administrative, excluding stock-based compensation	7,285	5,133
Stock-based compensation	2,013	483
Gain on retirement of debt	-	(1,221)
Equity in income of affiliated company	(909)	(1,150)
Other expense (income), net	477	(50)
Depreciation and amortization	4,721	5,231
Noncontrolling interests in (loss) income of subsidiaries	(29)	871
Impairment of long-lived assets	-	48,953
(Income) loss from discontinued operations, net of tax	(63)	334
Station operating income	$17,828	$16,979

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009 (In thousands)

	Three Months Ended March 31,
	2010	2009 (1)	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$59,018	$60,310	$(1,292)	(2.1)%
Operating expenses:
Programming and technical, excluding stock-based compensation	18,585	19,925	(1,340)	(6.7)
Selling, general and administrative, excluding stock-based compensation	22,605	23,406	(801)	(3.4)
Corporate selling, general and administrative, excluding stock-based compensation	7,285	5,133	2,152	41.9
Stock-based compensation	2,013	483	1,530	316.8
Depreciation and amortization	4,721	5,231	(510)	(9.7)
Impairment of long-lived assets	-	48,953	(48,953)	(100.0)
Total operating expenses	55,209	103,131	(47,922)	(46.5)
Operating income (loss)	3,809	(42,821)	(46,630)	(108.9)
Interest income	25	18	7	38.9
Interest expense	9,235	10,779	(1,544)	(14.3)
Gain on retirement of debt	-	1,221	(1,221)	(100.0)
Equity in income of affiliated company	909	1,150	(241)	(21.0)
Other (expense) income, net	(477)	50	(527)	(1,054.0)
Loss before (benefit from) provision for income taxes, noncontrolling interests in (loss) income of subsidiaries and discontinued operations	(4,969)	(51,161)	(46,192)	(90.3)
(Benefit from) provision for income taxes	(309)	7,071	(7,380)	(104.4)
Net loss from continuing operations	(4,660)	(58,232)	(53,572)	(92.0)
Income (loss) from discontinued operations, net of tax	63	(334)	(397)	(118.9)
Consolidated net loss	(4,597)	(58,566)	(53,969)	(92.2)
Noncontrolling interests in (loss) income of subsidiaries	(29)	871	(900)	(103.3)
Consolidated net loss attributable to common stockholders	$(4,568)	$(59,437)	$(54,869)	(92.3)%

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

Noncontrolling interests in (loss) income of subsidiaries

Three Months Ended March 31,		Increase/(Decrease)
2010	2009
$(29)	$871	$(900)	(103.3)%

 The decrease in noncontrolling interests in (loss) income of subsidiaries is due to a net loss incurred by Reach Media for the three months ended March 31, 2010 compared to the generation of net income for the same period in 2009.

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

PF - Pro forma
LTM - Last twelve months
EBITDA - Earnings before interest, taxes, depreciation and amortization

Our ability to meet our debt service obligations and reduce our total debt is subject to general economic conditions and to financial, business and other factors, including factors beyond our control.  Our ability to refinance: (i) the 8 7/8% Senior Subordinated Notes at or prior to their scheduled maturity date in 2011; (ii) the Credit Agreement which expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012; and (iii) the 6 3/8% Senior Subordinated Notes at or prior to their scheduled maturity date in 2013 will also depend upon economic and credit market conditions, our future performance and other conditions, some of which may be beyond our control. In the next 12 months, our principal liquidity requirements will be for working capital, continued business development, strategic investment opportunities and for general corporate purposes, including capital expenditures. The Company continually projects its anticipated cash needs, which include, but are not limited to, its operating needs, capital requirements, the TV One funding commitment and principal and interest payments on its indebtedness. Management’s most recent revenue, operating income and cash flow projections considered the recent gradual improvement in both the economy and advertising environment, and the projections compare more favorably to prior periods during which the economic downturn persisted. For instance, based on analysts’ projected recovery estimates for the advertising environment and specifically the radio industry, which is supported by our order pacings at the time of filing of this form 10-Q/A, we have projected revenue growth of mid-single digits for fiscal year 2010.

The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been refinanced or repurchased prior to such date) or (b) June 30, 2012. Management believes it is probable that the Company will refinance the 8 7/8% Senior Subordinated Notes prior to January 1, 2011. The Credit Agreement has been classified as a current liability in the March 31, 2010 consolidated balance sheet based on the fact that the Credit Agreement expires and is due January 1, 2011 until such time that the 8 7/8% Senior Subordinated Notes have been refinanced or repurchased prior to January 1, 2011.

As of each of June 30, 2010 and July 1, 2010, we were not in compliance with the terms of our Credit Agreement. More specifically, (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00 and (ii) as of July 1, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio. As previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on July 16, 2010, on July 15, 2010, the Company and its subsidiaries entered into the Forbearance Agreement with the Agent, and the Required Lenders under our Credit Agreement, relating to the above noted existing defaults and events of default.

On August 13, 2010, we entered into the Forbearance Agreement Amendment that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to an anticipated default that may be caused by an opinion of our independent registered public accounting firm, Ernst & Young LLP, that included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern. Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 2011 Notes and/or the 2013 Notes.

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

The lenders under the Credit Agreement have not accelerated the indebtedness thereunder and the Company continues to actively pursue various financing alternatives with its lenders and the members of an ad hoc group of the holders of its 8 7/8% Senior Subordinated Notes and 6 3/8% Senior Subordinated Notes.  We continue to work with a financial advisor and are currently evaluating various alternatives with respect to our current default status and our upcoming debt maturities. These alternatives include entering into one or more amendments, refinancing transactions, and/or exchanges for newly issued debt or equity securities or obligations, in open market purchases or privately negotiated transactions.  Our ability to consummate such amendments, refinancings, repurchases, prepayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, some of which may be beyond our control.  Accordingly, while probable, there is no assurance that the Company will successfully enter into any definitive agreements for such alternatives, or that any of the strategic initiatives being assessed will occur in the future.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies of the consolidated financial statements in our Annual Report on Form 10-K/A. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K/A for the year ended December 31, 2009, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes to our accounting policies or estimates since we filed our Annual Report on Form 10-K/A for the year ended December 31, 2009.

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

 With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interests as of March 31, 2010 was approximately $43.5 million.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

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

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which addresses accounting and disclosure requirements related to subsequent events. It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued. In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to remove all requirements for SEC filers to disclose the date through which subsequent events are considered. The amendment became effective upon issuance. The Company has provided the required disclosures regarding subsequent events in Note 17 – Subsequent Events.

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

Reach Media Noncontrolling Interests Shareholders’ Put Rights

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Radio One, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K/A, for the fiscal year ended December 31, 2009.  Our exposure related to market risk has not changed materially since December 31, 2009.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2009 (the “2009 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2009 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

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

Item 3.  Defaults Upon Senior Securities

As of each of June 30, 2010 and July 1, 2010, we were not in compliance with the terms of our Credit Agreement. More specifically, (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00 and (ii) as of July 1, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio. As previously disclosed in the Company’s Current Report on Form 8-K, filed with the SEC on July 16, 2010, on July 15, 2010, the Company and its subsidiaries entered into the Forbearance Agreement with the Agent, and the Required Lenders under our Credit Agreement, relating to the above noted existing defaults and events of default.

On August 13, 2010, we entered into the Forbearance Agreement Amendment that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to an anticipated default that may be caused by an opinion of our independent registered public accounting firm, Ernst & Young LLP, that included an explanatory paragraph that expressed substantial doubt about the Company’s ability to continue as a going concern. Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 2011 Notes and/or the 2013 Notes.

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

      The lenders under the Credit Agreement have not accelerated the indebtedness thereunder and the Company continues to actively pursue various financing alternatives with its lenders and the members of an ad hoc group of the holders of its 8 7/8% Senior Subordinated Notes and 6 3/8% Senior Subordinated Notes.  We continue to work with a financial advisor and are currently evaluating various alternatives with respect to our current default status and our upcoming debt maturities. These alternatives include entering into one or more amendments, refinancing transactions, and/or exchanges for newly issued debt or equity securities or obligations, in open market purchases or privately negotiated transactions.  Our ability to consummate such amendments, refinancings, repurchases, prepayments or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, some of which may be beyond our control.  Accordingly, while probable, there is no assurance that the Company will successfully enter into any definitive agreements for such alternatives, or that any of the strategic initiatives being assessed will occur in the future.

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