Form 10-Q
period 2010-06-30
RADIO ONE, INC.
filed 2010-08-23
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
 ________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2010
Class A Common Stock, $.001 Par Value	2,964,797
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	3,121,048
Class D Common Stock, $.001 Par Value	45,355,197

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

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
		(As Adjusted – See Note 1)		(As Adjusted – See Note 1)

	(In thousands, except share data)

NET REVENUE	$75,194	$69,874	$134,212	$130,183
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $0 and $57, and $0 and $88, respectively	19,340	18,905	37,925	38,861
Selling, general and administrative, including stock-based compensation of $279 and $130, and $682 and $225, respectively	27,766	21,303	50,773	44,803
Corporate selling, general and administrative, including stock-based compensation of $1,677 and $409, and $3,287 and $766, respectively	9,441	5,608	18,336	11,098
Depreciation and amortization	4,849	5,235	9,570	10,466
Impairment of long-lived assets	—	—	—	48,953
Total operating expenses	61,396	51,051	116,604	154,181
Operating income (loss)	13,798	18,823	17,608	(23,998)
INTEREST INCOME	43	47	67	65
INTEREST EXPENSE	9,703	9,033	18,938	19,812
GAIN ON RETIREMENT OF DEBT	—	—	—	1,221
EQUITY IN INCOME OF AFFILIATED COMPANY	(1,139)	(747)	(2,048)	(1,897)
OTHER EXPENSE, net	2,406	115	2,883	64
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and loss from discontinued operations	2,871	10,469	(2,098)	(40,691)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	233	1,777	(75)	8,848
Net income (loss) from continuing operations	2,638	8,692	(2,023)	(49,539)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(144)	(412)	(80)	(747)
CONSOLIDATED NET INCOME (LOSS)	2,494	8,280	(2,103)	(50,286)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	446	1,067	417	1,938
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,048	$7,213	$(2,520)	$(52,224)

BASIC AND DILUTED CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$0.04	$0.13	$(0.05)	$(0.79)
Discontinued operations, net of tax	(0.00)	(0.01)	(0.00)	(0.01)
Net income (loss) attributable to common stockholders	$0.04	$0.12	$(0.05)	$(0.80)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	51,054,572	59,421,562	50,942,693	64,920,155
Diluted	54,302,885	60,034,168	50,942,693	64,920,155

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	As of
	June 30, 2010	December 31, 2009
	(Unaudited)

	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,048	$19,963
Trade accounts receivable, net of allowance for doubtful accounts of $2,533 and $2,651, respectively	59,700	47,019
Prepaid expenses and other current assets	6,853	4,950
Current assets from discontinued operations	77	424
Total current assets	87,678	72,356
PROPERTY AND EQUIPMENT, net	36,722	40,585
GOODWILL	137,493	137,517
RADIO BROADCASTING LICENSES	698,645	698,645
OTHER INTANGIBLE ASSETS, net	34,439	35,059
INVESTMENT IN AFFILIATED COMPANY	48,333	48,452
OTHER ASSETS	2,951	2,854
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	12	74
Total assets	$1,046,273	$1,035,542

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$2,558	$4,160
Accrued interest	11,529	9,499
Accrued compensation and related benefits	12,916	10,249
Income taxes payable	1,860	1,533
Other current liabilities	9,708	7,236
Current portion of long-term debt	656,085	652,534
Current liabilities from discontinued operations	2,543	2,949
Total current liabilities	697,199	688,160
LONG-TERM DEBT, net of current portion	1,000	1,000
OTHER LONG-TERM LIABILITIES	10,401	10,185
DEFERRED TAX LIABILITIES	87,358	88,144
Total liabilities	795,958	787,489

REDEEMABLE NONCONTROLLING INTERESTS	43,687	52,225

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2010 and December 31, 2009	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,964,797 and 2,981,841 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 45,355,197 and 42,280,153 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	45	42
Accumulated other comprehensive loss	(1,690)	(2,086)
Additional paid-in capital	981,196	968,275
Accumulated deficit	(772,932)	(770,412)
Total stockholders’ equity	206,628	195,828
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,046,273	$1,035,542

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)

							Accumulated
	Convertible	Common	Common	Common	Common		Other	Stock	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Comprehensive	Subscriptions	Paid-In	Accumulated	Stockholders'
	Stock	Class A	Class B	Class C	Class D	Income (Loss)	Income (Loss)	Receivable	Capital	Deficit	Equity
	(In thousands)

BALANCE, as of December 31, 2009	-	3	3	3	42		(2,086)	-	968,275	(770,412)	195,828
Comprehensive loss:
Net loss	-	-	-	-	-	$(2,520)	-	-	-	(2,520)	(2,520)
Change in unrealized loss on derivative and hedging activities, net of taxes	-	-	-	-	-	396	396	-	-	-	396
Comprehensive loss						$(2,124)
Stock-based compensation expense	-	-	-	-	3		-	-	3,966	-	3,969
Decretion of redeemable noncontrolling interests to estimated redemption value									8,955	-	8,955
BALANCE, as of June 30, 2010	$-	$3	$3	$3	$45		$(1,690)	$-	$981,196	$(772,932)	$206,628

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2010	2009
	(Unaudited)

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	(2,103)	(50,286)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	9,570	10,466
Amortization of debt financing costs	1,168	1,205
Write off of debt financing costs	3,055	—
Deferred income taxes	(818)	5,999
Impairment of long-lived assets	—	48,953
Equity in income of affiliated company	(2,048)	(1,897)
Stock-based compensation	3,969	1,079
Gain on retirement of debt	—	(1,221)
Amortization of contract inducement and termination fee	—	(947)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(12,681)	247
Prepaid expenses and other assets	(1,903)	705
Other assets	2,600	2,544
Accounts payable	(1,602)	(528)
Accrued interest	2,030	(687)
Accrued compensation and related benefits	2,667	(1,851)
Income taxes payable	327	1,364
Other liabilities	2,596	(2,046)
Net cash flows provided from (used in) operating activities of discontinued operations	59	(238)
Net cash flows provided from operating activities	6,886	12,861
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,989)	(2,287)
Purchase of other intangible assets	(268)	(263)
Net cash flows used in investing activities	(2,257)	(2,550)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of other debt	—	(153)
Proceeds from credit facility	12,000	111,500
Repayment of credit facility	(8,449)	(110,670)
Repurchase of senior subordinated notes	—	(1,220)
Debt refinancing and modification costs	(7,095)	—
Repurchase of common stock	—	(9,904)
Net cash flows used in financing activities	(3,544)	(10,447)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,085	(136)
CASH AND CASH EQUIVALENTS, beginning of period	19,963	22,289
CASH AND CASH EQUIVALENTS, end of period	$21,048	$22,153

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$15,739	$19,293
Income taxes	$413	$1,612

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Organization

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own 53 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our business strategy is to operate the premier multi-media entertainment and information content provider targeting African-American consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 37% ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 53.5% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment, which operates a number of branded sites, including News One, UrbanDaily and HelloBeautiful; and our ownership of Community Connect, LLC (formerly Community Connect Inc.) (“CCI”), an online social networking company, which operates a number of branded websites, including BlackPlanet, MiGente and Asian Avenue.  Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audience.

In December 2009, the Company ceased publication of our urban-themed lifestyle periodical Giant Magazine. The remaining assets and liabilities of this publication have been classified as discontinued operations as of June 30, 2010 and December 31, 2009, and the publication’s results from operations for the three months and six months ended June 30, 2010 and 2009, have been classified as discontinued operations in the accompanying consolidated financial statements.

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

(c)  Financial Instruments

Financial instruments as of June 30, 2010 and December 31, 2009 consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, note payable, redeemable noncontrolling interests and long-term debt. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2010 and December 31, 2009, except for the Company’s outstanding senior subordinated notes. The 8 7/8% Senior Subordinated Notes due July 2011 had a carrying value of $101.5 million and a fair value of approximately $94.4 million as of June 30, 2010, and a carrying value of $101.5 million and a fair value of approximately $78.2 million as of December 31, 2009. The 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $200.0 million and a fair value of approximately $168.0 million as of June 30, 2010, and a carrying value of $200.0 million and a fair value of approximately $142.0 million as of December 31, 2009. The fair values were determined based on the trading values of these instruments as of the reporting date.

(d)  Revenue Recognition

The Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $8.4 million and $7.4 million for the three months ended June 30, 2010 and 2009, respectively.  Agency and outside sales representative commissions were approximately $15.1 million and $12.9 million for the six months ended June 30, 2010 and 2009, respectively.

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

(e)  Barter Transactions

From time to time, as part of our normal operations, the Company provides broadcast advertising time in exchange for programming content and certain services. In accordance with ASC 605, “Revenue Recognition,” the terms of these exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended June 30, 2010 and 2009, barter transaction revenues were $774,000 and $819,000, respectively. For each of the six months ended June 30, 2010 and 2009, barter transaction revenues were $1.6 million. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $695,000 and $778,000 and $79,000 and $41,000, for the three months ended June 30, 2010 and 2009, respectively.  For the six months ended June 30, 2010 and 2009, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $1.5 million and $1.5 million and $131,000 and $83,000, respectively.

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

The following table sets forth the components of comprehensive loss:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands)

Consolidated net income (loss)	$2,494	$8,280	$(2,103)	$(50,286)
Other comprehensive income (net of tax benefit of $0 for all periods):
Derivative and hedging activities	262	420	396	475
Comprehensive income (loss)	2,756	8,700	(1,707)	(49,811)
Comprehensive income attributable to the noncontrolling interests	446	1,067	417	1,938
Comprehensive income (loss) attributable to common stockholders	$2,310	$7,633	$(2,124)	$(51,749)

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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
Numerator:
Consolidated net income (loss) attributable to common stockholders	$2,048	$7,213	$(2,520)	$(52,224)
Denominator:
Denominator for basic net income (loss) per share - weighted average outstanding shares	51,054,572	59,421,562	50,942,693	64,920,155
Effect of dilutive securities:
Stock options and restricted stock	3,248,313	612,606	-	-
Denominator for diluted net income per share - weighted-average outstanding shares	54,302,885	60,034,168	50,942,693	64,920,155

Net income (loss) attributable to common stockholders per share - basic	$0.04	$0.12	$(0.05)	$(0.80)
Net income (loss) attributable to common stockholders per share - diluted	$0.04	$0.12	$(0.05)	$(0.80)

 All stock options and restricted stock were excluded from the diluted calculation for the six months ended June 30, 2010 and 2009, as their inclusion would have been anti-dilutive.  Additionally, for the three months ended June 30, 2010 approximately 5.2 million options to purchase shares were not included in the diluted earnings per share calculation, as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation.

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands)

Stock options	5,247	5,395
Restricted stock	2,225	426

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

      As of June 30, 2010 and December 31, 2009, the fair values of our financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)

As of June 30, 2010
Liabilities subject to fair value measurement:
Interest rate swap (a)	$1,692	$—	$1,692	$—
Employment agreement award (b)	5,602	—	—	5,602
Total	$7,294	$—	$1,692	$5,602

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$43,687	$—	$—	$43,687

As of December 31, 2009
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$2,086	$—	$2,086	$—
Employment agreement award (b)	4,657	—	—	4,657
Total	$6,743	$—	$2,086	$4,657

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$52,225	$—	$—	$52,225

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

      The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2010.

	Employment Agreement Award	Redeemable Noncontrolling Interests

	(In thousands)

Balance at December 31, 2009	$4,657	$52,225
Losses (income) included in earnings (realized/unrealized)	945	—
Changes in accumulated other comprehensive loss	—	—
Purchases, issuances, and settlements	—	—
Net income attributable to noncontrolling interest		417
Decretion to estimated redemption value	—	(8,955)
Balance at June 30, 2010	$5,602	$43,687

The amount of total gains for the period included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date	$(945)	—

The increase in the fair value of the employment award liability was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the three and six months ended June 30, 2010.

Net income attributable to noncontrolling interest amounts reflected in the table above was recorded in the consolidated statements of operations as noncontrolling interest in income of subsidiaries for the three and six months ended June 30, 2010.

Certain assets and liabilities are measured at fair value on a non-recurring basis.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired. These assets were not impaired during the three and six months ended June 30, 2010 and therefore were not reported at fair value.

(i) Impact of Recently Issued Accounting Pronouncements

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amends the guidance on variable interest entities (“VIE”) in ASC 810, “Consolidation.” Effective January 1, 2010, the new guidance requires more qualitative than quantitative analyses to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, amends certain guidance for determining whether an entity is a VIE and requires additional year-end and interim disclosures. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new accounting guidance became effective for our Company on January 1, 2010, and is being applied prospectively. The application of the new guidance did not result in any changes in the Company’s accounting for its investment in TV One. However, the Company updated its footnote disclosure to comply with the disclosure requirements. (See Note 5 - Investment in Affiliated Company.)

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

   (j) Liquidity and Uncertainties Related to Going Concern

The Company continually projects its anticipated cash needs, which include, but are not limited to, its operating needs, capital requirements, the TV One funding commitment and principal and interest payments on its indebtedness. Management’s most recent revenue, operating income and cash flow projections considered the recent gradual improvement in both the economy and advertising environment, and the projections compare more favorably to prior periods during which the economic downturn persisted. For instance, based on analysts’ projected recovery estimates for the advertising environment and specifically the radio industry, which is supported by our order pacings at the time of filing of this form 10-Q, we have projected revenue growth of mid-single digits for fiscal year 2010

In June 2005, the Company entered into an agreement with a syndicate of banks (the “Credit Agreement”).  The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been refinanced or repurchased prior to such date) or (b) June 30, 2012. Management believes it is probable that the Company will refinance the 8 7/8% Senior Subordinated Notes prior to January 1, 2011. The Credit Agreement has been classified as a current liability in the June 30, 2010 consolidated balance sheet based on the fact that the Credit Agreement expires and is due January 1, 2011 until such time that the 8 7/8% Senior Subordinated Notes have been refinanced or repurchased prior to January 1, 2011.

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

Management’s projections are dependent on the continuation of the recently improving economic and advertising environments, and any adverse fluctuations, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly or do not continue to rebound, or if other adverse factors outside the Company’s control arise, our operations could be negatively impacted, and the Company’s ability to maintain compliance with its debt covenants could be negated or even prevented. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions and deferrals, seeking its share of distributions from TV One and further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments, subject to our available liquidity to make such repurchases. It should be noted that the TV One distributions require the consent of third-parties and there is no assurance that such third-party consents would be granted. These third parties did approve TV One distributions for the fourth quarter of 2009 as well as for the first and second quarters of 2010.

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

Under a separate sales representation agreement between our subsidiary Reach Media, and Radio Networks (the “Sales Representation Agreement”), Reach Media was paid an annual guarantee in exchange for providing the rights to Radio Networks to sell advertising inventory on Reach Media’s 108 affiliate radio stations broadcasting the Tom Joyner Morning Show.  Radio Networks also served as sales representative for Reach Media’s Internet advertising and special events.  This agreement, which commenced in 2003, expired on December 31, 2009.

In November 2009, Reach Media entered into a new sales representation agreement (the “New Sales Representation Agreement”) with Radio Networks whereby Radio Networks serves as the sales representative for the out of show portions of Reach Media’s advertising inventory for the period beginning January 1, 2010 through December 31, 2012.  Under the New Sales Representation Agreement, which is commissioned based, there are no minimum guarantees on revenue.  Consequently, and combined with the fact that Radio Networks is only selling out of show advertising inventory, we believe it is unlikely that total revenue to be generated from Radio Networks will exceed 10% in future periods.

For the three months and six months ended June 30, 2009, net revenues attributable to the RN Barter Revenue and Sales Representation Agreement were approximately $8.6 million and $17.2 million, respectively, all of which was reported in our Radio Broadcasting segment.

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

2.  ACQUISITIONS:

In February 2005, the Company acquired approximately 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D Common Stock valued at approximately $25.4 million. Citadel, Reach Media’s sales representative and an investor in the company, owned a noncontrolling interest in Reach Media. In November 2009, Citadel sold its ownership interest to Reach Media in exchange for a $1.0 million note due in December 2011 (See Note 7 – Long-Term Debt). This transaction increased Radio One’s common stock interest in Reach Media to 53.5%.

As part of the Company’s acquisition of a controlling 51% ownership interest of Reach Media in 2005, the noncontrolling shareholders of Reach Media were granted the right to require Reach Media, a consolidated subsidiary of the Company, to purchase all or a portion of their shares at the then current fair market value for such shares during the 30 day period beginning on February 28, 2012 and each anniversary thereafter (“Put Right”). The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Radio One, at the sole discretion of Radio One. Because the Company cannot ensure that it will be able to settle the Put Right in registered shares, the Company determined that the Put Right is presumed to be settlable only in cash. Accordingly, the noncontrolling interests are considered to be instruments that are redeemable at the option of the holders for cash and should be classified outside of permanent equity in mezzanine equity.

3.  DISCONTINUED OPERATIONS:

In December 2009, the Company ceased publication of Giant Magazine. The remaining assets and liabilities of this publication have been classified as discontinued operations as of June 30, 2010 and 2009, and the publication’s results from operations for the three months and six months ended June 30, 2010 and 2009, have been classified as discontinued operations in the accompanying consolidated financial statements.

The following table summarizes the operating results for Giant Magazine as well as all of the stations sold and classified as discontinued operations for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands)

Net revenue	$—	$209	$—	$571
Station operating expenses	144	569	75	1,495
Depreciation and amortization	—	24	3	48
Loss (gain) on sale of assets	—	24	2	(318)
Loss before income taxes	(144)	(408)	(80)	(654)
Provision for income taxes	—	4	—	93
Loss from discontinued operations, net of tax	$(144)	$(412)	$(80)	$(747)

The assets and liabilities of Giant Magazine and all stations classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	As of
	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$77	$424
Total current assets	77	424
Property and equipment, net	12	14
Intangible assets, net	—	60
Total assets	$89	$498
Current liabilities:
Accounts payable	$24	$91
Accrued compensation and related benefits	—	70
Other current liabilities	2,519	2,788
Total current liabilities	2,543	2,949
Total liabilities	$2,543	$2,949

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

Since our October 2009 annual goodwill impairment test, the Company has twice revised its internal projections for Reach Media due to lower than expected revenue and operating results during both the first and second quarters of 2010. These revised financial projections are lower than those assumed in the 2009 annual testing. The decline in net revenues was driven by the December 31, 2009 expiration of a sales representation agreement with Citadel whereby a minimum level of revenue was guaranteed over the term of the agreement.  Reach Media’s newly established sales organization began selling its inventory on the Tom Joyner Morning Show and under a new commission based sales representation agreement with Citadel.  The Company deemed the lowered financial projections as triggering events that warranted interim impairment testing of goodwill attributable to Reach Media. We performed such testing as of February 28, 2010 and again as of May 31, 2010, and concluded both times that the goodwill carrying value for Reach Media had not been impaired. Accordingly, there were no impairment charges recorded for the three or six month periods ended June 30, 2010 for Reach Media.

During the first quarter of 2009, the prolonged economic downturn at that time caused further deterioration to the then current 2009 outlook for the radio industry, and resulted in further significant revenue and profitability declines beyond levels assumed in our 2008 annual impairment testing. As a result, we made reductions to our internal projections and given the adverse impact on terminal values, we deemed the then worsening radio outlook and the lowering of our early 2009 internal projections as impairment indicators that warranted interim impairment testing of our radio broadcasting licenses and goodwill associated with our radio markets, which we performed as of February 28, 2009. The outcome of our interim testing was to record impairment charges against radio broadcasting licenses in 11 of our 16 markets, for approximately $49.0 million, for the three months ended March 31, 2009. The Company concluded that goodwill had not been impaired during the first quarter of 2009.  There were no impairment charges recorded for the three or six month periods ended June 30, 2010.

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

Although the industry responded to declining revenues at that time with significant cost-cutting initiatives, profitability levels were still adversely impacted, as fixed costs represent a large component of a station’s operating costs. Depending on the given market, we lowered the minimum profit margin by as much as 230 basis points between the annual October 2008 and interim February 2009 assessments.

Below are other key assumptions used in the income approach model for estimating broadcasting licenses fair values for the annual October 2008 and interim February 2009 impairment tests.

Radio Broadcasting Licenses	October 1, 2008	February 28, 2009
	(In millions)

Pre-tax impairment charge	$51.2	$49.0

Discount Rate	10.5%	10.5%
2009 Market Revenue Decline Rate or Range	(8.0)%	(13.1)% - (17.7)%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.5%
Mature Market Share Range	1.2% - 27.0%	1.2% - 27.0%
Operating Profit Margin Range	20.0% - 50.7%	17.7% - 50.7%

Relative to the 2009 environment, the recent improved economy and credit markets and the recovery of the advertising industry have contributed to more stable valuations for these intangible assets in 2010. In addition, there were no triggering events warranting impairment testing of our radio broadcasting licenses for the three and six month periods ended June 30, 2010.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We currently have and had 20 reporting units as of our October 2009 annual impairment assessments. For the purpose of valuing goodwill, the 20 reporting units consist of the 16 radio markets and four other business divisions. In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we also use the income approach to estimate the fair value of our reporting units. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are generally based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 350, “Intangibles-Goodwill and Other,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. We have not made any changes to the methodology for determining the fair value of our reporting units or goodwill.

For the May 2010 goodwill interim impairment test of Reach Media, using updated internal projections, we lowered the Year 1 (2010) revenue growth rate to 2.5% from the 8.5% used in the February 2010 assessment. The February 2010 growth rate of 8.5% was lower than the 16.5% growth rate assumed in the October 2009 annual assessment. The 2010 revenue growth rate was lowered to reflect Reach Media net revenues and cash flows which had declined for the first half of 2010 compared to the same period in 2009, thus causing the Company to revise its financial projections below those assumed in the 2009 annual impairment test. The revenue decline was attributable to the December 31, 2009 expiration of a sales representation agreement with Citadel whereby a minimum level of revenue was guaranteed over the term of the agreement.  Reach Media’s newly established sales organization began selling its inventory on the Tom Joyner Morning Show and under a new commission based sales representation agreement with Citadel.

Below are key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual October 2009 and interim February and May 2010 impairment tests. When compared to a 10.0% to 10.5% discount rate used for assessing radio market reporting units, the higher discount rate used in this assessment reflects a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner.

Reach Media Goodwill (Reporting Unit Within the Radio Broadcasting Segment)	October 1, 2009	February 28, 2010	May 31, 2010
	(In millions)
Pre-tax impairment charge	$–	$–	$–

Discount Rate	14.0%	13.5%	13.5%
2010 (Year 1) Revenue Growth Rate (a)	16.5%	8.5%	2.5%
Long-term Revenue Growth Rate Range (Years 6 – 10)	2.5% - 3.0%	2.5% – 3.0%	2.5% – 2.9%
Operating Profit Margin Range	27.2% - 35.3%	22.7% - 31.4%	23.3% - 31.5%

(a)
The Year 1 revenue growth rate is driven by the September 2009 amendment of Reach Media’s sales representation agreement with Citadel, whereby the guaranteed revenue paid to Reach Media by Citadel was reduced by $2.0 million in the fourth quarter of 2009, the final quarter for the term of the agreement. Effective January 2010, Reach Media and Citadel are now party to a commission based sales representation agreement, whereby Citadel sells out-of-show inventory for the Tom Joyner Morning Show. Reach Media now sells all in-show inventory.

As a result of the February and May 2010 interim impairment tests, the Company concluded that the carrying value of goodwill attributable to Reach Media had not been impaired.

Goodwill Valuation Results

The table below presents the changes in the carrying amount of goodwill by segment and reporting unit during the six month period ended June 30, 2010. The actual reporting units are not disclosed so as to not make publicly available sensitive information that could potentially be competitively harmful to the Company.

		Changes in Goodwill Carrying Value

	As of December 31, 2009	Six Months Ended June 30, 2010			As of June 30, 2010
			Acquisitions/	Other
Reporting Unit	Goodwill	Impairment	Dispositions	Activity	Goodwill

Reporting Unit 3	$-	$-	$-	$-	$-
Reporting Unit 4	-	-	-	-	-
Reporting Unit 8	-	-	-	-	-
Reporting Unit 9	-	-	-	-	-
Reporting Unit 15	-	-	-	-	-
Reporting Unit 14	-	-	-	-	-
Reporting Unit 2	406	-	-	-	406
Reporting Unit 6	928	-	-	-	928
Reporting Unit 10	2,081	-	-	-	2,081
Reporting Unit 13	2,491	-	-	-	2,491
Reporting Unit 12	2,915	-	-	-	2,915
Reporting Unit 11	3,791	-	-	-	3,791
Reporting Unit 16	4,442	-	-	-	4,442
Reporting Unit 5	5,074	-	-	-	5,074
Reporting Unit 7	12,887	-	-	-	12,887
Reporting Unit 19	30,468	-	-	-	30,468
Reporting Unit 1	50,194	-	-	-	50,194
Radio Broadcasting Segment	115,677	-	-	-	115,677

Reporting Unit 20	-	-	-	-	-
Corporate/Eliminations/Other	-	-	-	-	-

Reporting Unit 17	-	-	-	-	-
Reporting Unit 18	21,840	-	-	(24)	21,816
Internet Segment	21,840	-	-	(24)	21,816

Total	$137,517	$-	$-	$(24)	$137,493

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	As of
	June 30, 2010	December 31, 2009	Period of Amortization
	(Unaudited)
	(In thousands)

Trade names	$17,129	$16,965	2-5 Years
Talent agreement	19,549	19,549	10 Years
Debt financing and modification costs	20,623	17,527	Term of debt
Intellectual property	13,011	13,011	4-10 Years
Affiliate agreements	7,769	7,769	1-10 Years
Acquired income leases	1,282	1,282	3-9 Years
Non-compete agreements	1,260	1,260	1-3 Years
Advertiser agreements	6,613	6,613	2-7 Years
Favorable office and transmitter leases	3,358	3,358	2-60 Years
Brand names	2,539	2,539	2.5 Years
Other intangibles	1,257	1,260	1-5 Years
	94,390	91,133
Less: Accumulated amortization	(59,951)	(56,074)
Other intangible assets, net	$34,439	$35,059

Amortization expense of intangible assets for the three months ended June 30, 2010 and 2009 was approximately $1.9 million and $2.1 million, respectively, and for the six months ended June 30, 2010 and 2009 was approximately $3.6 million and $4.2 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the three months ended June 30, 2010 and 2009 was $556,000 and $603,000, respectively, and for each of the six month periods ended June 30, 2010 and 2009 was approximately $1.2 million.

The following table presents the Company’s estimate of amortization expense for the remainder of 2010 and years 2011 through 2015 for intangible assets, excluding deferred financing costs:

(In thousands)

2010 (July through December)	$3,474
2011	$5,686
2012	$5,414
2013	$4,829
2014	$4,124
2015	$248

Actual amortization expense may vary as a result of future acquisitions and dispositions.

5.  INVESTMENT IN AFFILIATED COMPANY:

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, LLC, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of April 30, 2007, with no additional funding investment made since then. The initial four year commitment period for funding the capital was extended to September 30, 2010, due in part to TV One’s lower than anticipated capital needs during the initial commitment period. In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One. As of June 30, 2010, the Company owned approximately 37% of TV One on a fully-converted basis.

On June 16, 2010, the Company announced a series of financing transactions designed to refinance substantially all of its existing indebtedness (the “Refinancing Transactions”) and finance (the “TV One Financing”) its purchase of an additional approximately 19% of the outstanding equity interests in TV One (the “TV One Acquisition”). On July 16, 2010, the Company announced that it had extended the expiration time of the Refinancing Transaction, however, it also announced that it had determined not to further extend the subscription offer for the TV One Financing.  Thus, the Company elected to focus its efforts on the Refinancing Transactions and determined not to continue to pursue the TV One Acquisition.  As of the date hereof, the Company maintains its ownership of approximately 37% of TV One on a fully-converted basis.

The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the three months ended June 30, 2010 and 2009, the Company’s allocable share of TV One’s operating income was $1.1 million and $747,000, respectively.  For the six months ended June 30, 2010 and 2009, the Company’s allocable share of TV One’s operating income was $2.0 million and $1.9 million, respectively.

At each of June 30, 2010 and December 31, 2009, the carrying value of the Company’s investment in TV One was approximately $48.3 million and $48.5 million, respectively, and is presented on the consolidated balance sheets as investment in affiliated company. At June 30, 2010, the Company has future contractual funding commitments of $13.7 million and the Company’s maximum exposure to loss as a result of its involvement with TV One was determined to be approximately $62.0 million, which is the Company’s carrying value of its investment plus its future contractual funding commitment.

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

The Company is accounting for the services provided to TV One under the advertising services agreements in accordance with ASC 505-50-30, “Equity.”  As services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. The most reliable unit of measurement has been determined to be the value of underlying advertising time that is being provided to TV One. The Company recognized $540,000 and $211,000 in revenue relating to this agreement for the three months ended June 30, 2010 and 2009, respectively.  The Company recognized $997,000 and $706,000 in revenue relating to this agreement for the six months ended June 30, 2010 and 2009, respectively.

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

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheets are as follows:

	Liability Derivatives
	As of June 30, 2010		As of December 31, 2009
	(Unaudited)
	(In thousands)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Current Liabilities	$—	Other Current Liabilities	$486
Interest rate swaps	Other Long-Term Liabilities	1,692	Other Long-Term Liabilities	1,600

Derivatives not designated as hedging instruments:
Employment agreement award	Other Long-Term Liabilities	5,602	Other Long-Term Liabilities	4,657
Total derivatives		$7,294		$6,743

The effect and the presentation of the Company’s derivative instruments on the consolidated statements of operations are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain in Other Comprehensive Loss on Derivative (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location	Amount
Three Months Ended June 30,
(Unaudited)
(In thousands)

	2010	2009		2010	2009		2010	2009
Interest rate swaps	$262	$420	Interest expense	$(475)	$(395)	Interest expense	$—	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Gain in Other Comprehensive Loss on Derivative (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location	Amount
Six Months Ended June 30,
(Unaudited)
(In thousands)

	2010	2009		2010	2009		2010	2009
Interest rate swaps	$396	$475	Interest expense	$(989)	$(622)	Interest expense	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		Three Months Ended June 30,
		2010	2009
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(484)	$(10)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income on Derivative	Amount of Gain (Loss) in Income of Derivative
		Six Months Ended June 30,
		2010	2009
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(945)	$112

Hedging Activities

In June 2005, pursuant to the Credit Agreement (as defined in Note 7 — Long-Term Debt), the Company entered into four fixed rate swap agreements to reduce interest rate fluctuations on certain floating rate debt commitments. Three of the four $25.0 million swap agreements have expired, one in each of June 2007, 2008, and 2010, respectively.

The remaining swap agreement has the following terms:

	Notional Amount	Expiration	Fixed Rate

Swap Agreement	$25.0 million	June 16, 2012	4.47%

The remaining swap agreement has been accounted for as a qualifying cash flow hedge of the Company’s senior bank debt, in accordance with ASC 815, “Derivatives and Hedging,” whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instruments as reflected on the accompanying consolidated financial statements.

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the six months ended June 30, 2010, such derivatives were used to hedge the variable cash flows associated with existing floating rate debt commitments.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings.

Amounts reported in Accumulated Other Comprehensive Loss related to derivatives are reclassified to interest expense as interest payments are made on the Company’s floating rate debt. During the next 12 months, the Company estimates that an additional amount of approximately $1.0 million will be reclassified as an increase to interest expense.

Under the swap agreement, the Company pays the fixed rate listed in the table above. The counterparties to the agreement pay the Company a floating interest rate based on the three month LIBOR, for which measurement and settlement is performed quarterly. The counterparty to the agreement is an international financial institution. The Company estimates the net fair value of the instrument as of June 30, 2010 to be a liability of approximately $1.7 million. The fair value of the interest rate swap agreement is determined by obtaining a quotation from the financial institution, which is a party to the Company’s swap agreement and adjusted for credit risk.

Costs incurred to execute the swap agreement are deferred and amortized over the term of the swap agreement. The amounts incurred by the Company, representing the effective difference between the fixed rate under the swap agreement and the variable rate on the underlying term of the debt, are included in interest expense in the accompanying consolidated statements of operations. In the event of early termination of the swap agreement, any gains or losses would be amortized over the respective lives of the underlying debt or recognized currently if the debt is terminated earlier than initially anticipated.

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

As of June 30, 2010, the Company was party to an Employment Agreement executed in April 2008 with the CEO, which calls for an award that has been accounted for as a derivative instrument without a hedging relationship in accordance with the guidance under ASC 815, “Derivatives and Hedging.” Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of, and only after the return of the Company’s aggregate investment in TV One. The Company reassessed the estimated fair value of the award at June 30, 2010 to be approximately $5.6 million, and accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company, or is terminated for cause.

7.  LONG-TERM DEBT:

Long-term debt consists of the following:

	As of
	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)

Senior bank term debt	$31,575	$45,024
Senior bank revolving debt	323,000	306,000
8 7/8% Senior Subordinated Notes due July 2011	101,510	101,510
6 3/8% Senior Subordinated Notes due February 2013	200,000	200,000
Note payable due December 31, 2011	1,000	1,000
Total long-term debt	657,085	653,534
Less: current portion	656,085	652,534
Long-term debt, net of current portion	$1,000	$1,000

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

The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including:

(a)	maintaining an interest coverage ratio of no less than:

▪	1.90 to 1.00 from January 1, 2006 to September 13, 2007;
▪	1.60 to 1.00 from September 14, 2007 to June 30, 2008;

▪	1.75 to 1.00 from July 1, 2008 to December 31, 2009;
▪	2.00 to 1.00 from January 1, 2010 to December 31, 2010; and

▪	2.25 to 1.00 from January 1, 2011 and thereafter;

(b)	maintaining a total leverage ratio of no greater than:

▪	7.00 to 1.00 beginning April 1, 2006 to September 13, 2007;
▪	7.75 to 1.00 beginning September 14, 2007 to March 31, 2008;

▪	7.50 to 1.00 beginning April 1, 2008 to September 30, 2008;
▪	7.25 to 1.00 beginning October 1, 2008 to June 30, 2010;

▪	6.50 to 1.00 beginning July 1, 2010 to September 30, 2011; and
▪	6.00 to 1.00 beginning October 1, 2011 and thereafter;

(c)	maintaining a senior leverage ratio of no greater than:

▪	5.00 to 1.00 beginning June 13, 2005 to September 30, 2006;
▪	4.50 to 1.00 beginning October 1, 2006 to September 30, 2007; and

▪	4.00 to 1.00 beginning October 1, 2007 and thereafter; and

(d)	limitations on:

▪	liens;
▪	sale of assets;

▪	payment of dividends; and
▪	mergers.

As of June 30, 2010, approximate ratios calculated in accordance with the Credit Agreement, are as follows:

	As of June 30, 2010		Covenant Limit		Cushion/Deficit)

PF LTM Covenant EBITDA (In millions)	$89.3

PF LTM Interest Expense (In millions)	$37.5

Senior Debt (In millions)	$355.5
Total Debt (In millions)	$657.5

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	3.98	x	4.00	x	0.02	x

Total Leverage
Total Debt / Covenant EBITDA	7.36	x	7.25	x	(0.11)	x

Interest Coverage
Covenant EBITDA / Interest Expense	2.38	x	2.00	x	0.38	x

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

As of June 30, 2010, the Company had outstanding approximately $354.6 million on its credit facility, all of which was classified as current portion of long-term debt in the consolidated balance sheet. During the three months and six months ended June 30, 2010, the Company borrowed approximately $8.0 million and $3.6 million, respectively.

Senior Subordinated Notes

As of June 30, 2010 and December 31, 2009, the Company had outstanding $200.0 million of its 6 3/8% Senior Subordinated Notes due February 2013 and $101.5 million of its 8 7/8% Senior Subordinated Notes due July 2011. The 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $200.0 million and a fair value of approximately $168.0 million as of June 30, 2010, and a carrying value of $200.0 million and a fair value of approximately $142.0 million as of December 31, 2009. The 8 7/8% Senior Subordinated Notes due July 2011 had a carrying value of $101.5 million and a fair value of approximately $94.4 million as of June 30, 2010, and a carrying value of $101.5 million and a fair value of approximately $78.2 million as of December 31, 2009. The fair values were determined based on the trading value of the instruments as of the reporting date.

During the first quarter of 2010, we noted that certain of our subsidiaries identified as guarantors in our financial statements did not have requisite guarantees filed with the trustee as required under the terms of the indentures governing the 6 3/8% and 8 7/8% Senior Subordinated Notes (the “Non-Joinder of Certain Subsidiaries”).  The Non-Joinder of Certain Subsidiaries caused a non-monetary, technical default under the terms of the relevant indentures at December 31, 2009, causing a non-monetary, technical cross-default at December 31, 2009 under the terms of our Credit Agreement dated June 2005. We have since joined the relevant subsidiaries as guarantors under the relevant indentures (the “Joinder”).  As discussed in the section above, on March 30, 2010, the Company cured a non-monetary technical cross-default under the terms of our Credit Agreement dated June 2005 by entering into the Third Amendment.

Interest payments under the terms of the 6 3/8% and the 8 7/8% Senior Subordinated Notes are due in February and August, and January and July of each year, respectively.  Based on the $200.0 million principal balance of the 6 3/8% Senior Subordinated Notes outstanding on June 30, 2010, interest payments of $6.4 million are payable each February and August through February 2013.  The Company made this $6.4 million payment in February and August 2009, and in February 2010. Based on the $101.5 million principal balance of the 8 7/8% Senior Subordinated Notes outstanding on June 30, 2010, interest payments of $4.5 million are payable each January and July through July 2011. The Company made a $4.6 million interest payment in January 2009, and $4.5 million interest payment in each of July 2009 and January 2010.

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

Note Payable

In November 2009, Reach Media issued a $1.0 million promissory note payable to a subsidiary of Citadel.  The note bears interest at 7%, interest is payable quarterly and principal is due on December 31, 2011.

Future scheduled minimum principal payments of debt as of June 30, 2010 are as follows:

	Senior Subordinated Notes	Credit Facilities	Note Payable
	(Unaudited)
	(In thousands)

July – December 2010	$—	$7,894	$—
2011	101,510	346,681	1,000
2012	—	—	—
2013	200,000	—	—
2014	—	—	—
2015 and thereafter	—	—	—
Total Debt	$301,510	$354,575	$1,000

The Senior Subordinated Notes and credit facilities are classified as current in the accompanying consolidated balance sheets at June 30, 2010 and December 31, 2009 as these obligations may become callable upon the termination of the Forbearance Agreement Amendment on September 10, 2010.

8.  INCOME TAXES:

 The effective tax rate from continuing operations for the six month period ended June 30, 2010 was 3.6%, when combined with the recognition of approximately $66,000 of tax expense for certain discrete items.  This rate is based on the blending of an estimated annual effective tax rate of zero percent for Radio One, which has a full valuation allowance for its deferred tax assets (“DTAs”), with an estimated annual effective tax rate of 36.3% for Reach Media, which does not have a valuation allowance.   The Radio One annual effective tax rate calculation for 2010 would have resulted in a rate of 67.5% due primarily to the increase in the deferred tax liability (“DTL”) of approximately $11.9 million associated with the amortization for tax purposes of certain of the Company’s radio broadcasting licenses. However, the application of this rate to the pre-tax book loss would have resulted in the recording of a tax benefit.  Management believed it was more likely than not that the benefit would not be realized by Radio One and has accordingly reduced the estimated annual tax rate for Radio One to zero percent for the three and six month periods ended June 30, 2010.  A tax benefit of approximately $141,000 was recognized for Reach Media, which resulted in a consolidated net tax benefit of $75,000 for the six month period ended June 30, 2010.

     In 2007, the Company concluded it was more likely than not that the benefit from certain of its DTAs related to Radio One would not be realized. The Company considered its historically profitable jurisdictions, its sources of future taxable income and tax planning strategies in determining the amount of valuation allowance recorded. As part of that assessment, the Company also determined that it was not appropriate under generally accepted accounting principles to benefit its DTAs based on DTLs related to indefinite-lived intangibles that cannot be scheduled to reverse in the same period. Because the DTL in this case would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. As a result of this assessment, and given the then three year cumulative loss position, the uncertainty of future taxable income and the feasibility of tax planning strategies, the Company recorded a valuation allowance for the Radio One DTAs.  For the six month period ended June 30, 2010, an additional valuation allowance for the current year anticipated increase to DTAs related to net operating loss carryforwards from the amortization of indefinite-lived intangibles related to Radio One was included in the annual effective tax rate calculation.

      On January 1, 2007, the Company adopted the provisions of ASC 740, “Income Taxes,” related to accounting for uncertainty in income taxes, which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. The nature of the uncertainties pertaining to our income tax position is primarily due to various state tax positions. As of June 30, 2010, we had approximately $6.3 million in unrecognized tax benefits. Accrued interest and penalties related to unrecognized tax benefits is recognized as a component of tax expense. During the six months ended June 30, 2010, the Company recorded an expense for interest and penalties of $56,000.  As of June 30, 2010, the Company had a liability of $261,000 for unrecognized tax benefits for interest and penalties which is included in taxes payable in the consolidated balance sheet. The Company estimates the possible change in unrecognized tax benefits prior to June 30, 2011 which could range from zero to a reduction of $72,000, due to expiring statutes.

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

 Stock Repurchase Program

In March 2008, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D Common Stock through December 31, 2009, in an amount of up to $150.0 million, the maximum amount allowable under the Credit Agreement.  The amount and timing of such repurchases was based on pricing, general economic and market conditions, and the restrictions contained in the agreements governing the Company’s credit facilities and subordinated debt and certain other factors. While $150.0 million is the maximum amount allowable under the Credit Agreement, in 2005, under a prior board authorization, the Company utilized approximately $78.0 million to repurchase common stock leaving capacity of $72.0 million under the Credit Agreement. During the six months ended June 30, 2010, the Company did not repurchase any Class A Common Stock or Class D Common Stock. During the six months ended June 30, 2009, the Company repurchased 34,889 shares of Class A Common Stock at an average price of $0.68 and 20.8 million shares of Class D Common Stock at an average price of $0.47. The Company did not have any capacity available to repurchase stock in 2010 since the authorization expired by its terms on December 31, 2009.

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

A new stock option and restricted stock plan (“the 2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The terms of the 2009 Stock Plan are substantially similar to the prior Plan. The Company has the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan. As of June 30, 2010, 5,135,570 shares of Class D Common Stock were available for grant under the 2009 Stock Plan.

 The compensation committee and the non-executive members of the Board of Directors approved a long-term incentive plan (the “2009 LTIP”) for certain “key” employees of the Company. The purpose of the 2009 LTIP was to retain and incent these “key” employees in light of sacrifices they made as a result of the cost savings initiatives in response to current economic conditions. These sacrifices included not receiving performance-based bonuses in 2008 and salary reductions and shorter work weeks in 2009 in order to provide expense savings and financial flexibility to the Company. The 2009 LTIP is comprised of 3,250,000 shares (the “LTIP Shares”) of the 2009 Stock Plan’s 8,250,000 shares of Class D Common Stock. Awards of the LTIP Shares were granted in the form of restricted stock and allocated among 31 employees of the Company, including the named executive officers. The named executive officers were allocated LTIP Shares as follows: (i) Chief Executive Officer (“CEO”) (1.0 million shares); (ii) the Chairperson (300,000 shares); (iii) the Chief Financial Officer (“CFO”) (225,000 shares); (iv) the Chief Administrative Officer (“CAO”) (225,000 shares); and (v) the President of the Radio Division (“PRD”) (130,000 shares). The remaining 1,370,000 shares were allocated among 26 other “key” employees. All awards will vest in three installments.  The awards were granted effective January 5, 2010 and the first installment of 33% vested on June 5, 2010.  The remaining two installments will vest equally on June 5, 2011 and June 5, 2012.  Pursuant to the terms of the 2009 Stock Plan, subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold into the open market for tax purposes on or about the vesting dates.

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

The Company granted 39,430 stock options during the six months ended June 30, 2010, and did not grant stock options during the three months ended June 30, 2010 and 2009, and the six months ended June 30, 2009.

	Three MonthsEnded June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Average risk-free interest rate	—	—	3.28%	—
Expected dividend yield	—	—	0.00%	—
Expected lives	—	—	6.25 Years	—
Expected volatility	—	—	111.27%	—

Transactions and other information relating to stock options for the six months ended June 30, 2010 are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	5,365,000	$9.64	—	—
Grants	39,000	$3.17	—	—
Exercised	—	—	—	—
Forfeited/cancelled/expired	(157,000)	9.37	—	—
Balance as of June 30, 2010	5,247,000	$9.60	5.39	—
Vested and expected to vest at June 30, 2010	5,112,000	$9.79	5.33	—
Unvested at June 30, 2010	679,000	$1.84	7.95	—
Exercisable at June 30, 2010	4,558,000	$10.76	5.01	—

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the six months ended June 30, 2010 and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on June 30, 2010. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during the three and six months ended June 30, 2010. The number of options that vested during the three and six months ended June 30, 2010 were 53,124 and 640,032 respectively.

As of June 30, 2010, approximately $496,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 5.5 months. The stock option weighted-average fair value per share was $4.34 at June 30, 2010.

Transactions and other information relating to restricted stock grants for the six months ended June 30, 2010 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2009	393,000	$1.94
Grants	3,250,000	$3.17
Vested	(1,226,000)	$3.01
Forfeited/cancelled/expired	(192,000)	$3.25
Unvested at June 30, 2010	2,225,000	$3.03

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of June 30, 2010, approximately $6.5 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the next 1.4 years.

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

Detailed segment data for the three and six month periods ended June 30, 2010 and 2009 is presented in the following tables:

	Three Months Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$72,808	$68,478
Internet	4,469	3,016
Corporate/Eliminations/Other	(2,083)	(1,620)
Consolidated	$75,194	$69,874

Operating Expenses (excluding impairment charges and including stock-based compensation):
Radio Broadcasting	$44,867	$38,289
Internet	6,516	5,514
Corporate/Eliminations/Other	5,164	2,013
Consolidated	$56,547	$45,816

Depreciation and Amortization:
Radio Broadcasting	$3,208	$3,329
Internet	1,360	1,601
Corporate/Eliminations/Other	281	305
Consolidated	$4,849	$5,235

Operating income (loss):
Radio Broadcasting	$24,733	$26,860
Internet	(3,407)	(4,099)
Corporate/Eliminations/Other	(7,528)	(3,938)
Consolidated	$13,798	$18,823

	June 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$930,845	$921,946
Internet	35,056	37,784
Corporate/Eliminations/Other	80,372	75,812
Consolidated	$1,046,273	$1,035,542

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$130,041	$126,312
Internet	7,948	6,478
Corporate/Eliminations/Other	(3,777)	(2,607)
Consolidated	$134,212	$130,183

Operating Expenses (excluding impairment charges and including stock-based compensation):
Radio Broadcasting	$84,731	$79,140
Internet	12,138	11,341
Corporate/Eliminations/Other	10,165	4,281
Consolidated	$107,034	$94,762

Depreciation and Amortization:
Radio Broadcasting	$6,359	$6,699
Internet	2,631	3,169
Corporate/Eliminations/Other	580	598
Consolidated	$9,570	$10,466

Impairment of Long-Lived Assets:
Radio Broadcasting	$-	$48,953
Internet	-	-
Corporate/Eliminations/Other	-	-
Consolidated	$-	$48,953

Operating income (loss):
Radio Broadcasting	$38,951	$(8,480)
Internet	(6,821)	(8,032)
Corporate/Eliminations/Other	(14,522)	(7,486)
Consolidated	$17,608	$(23,998)

 11.  CONTRACT TERMINATION:

In connection with the September 2005 termination of the Company’s sales representation agreements with Interep National Radio Sales, Inc., and its subsequent agreements with Katz Communications, Inc. (“Katz”) making Katz the Company’s sole national sales representative, Katz paid the Company $3.4 million as an inducement to enter into new agreements and paid Interep approximately $5.3 million to satisfy the Company’s termination obligations. In August 2009, the Company completed amortizing both over the four-year life of the subsequent Katz agreements as a reduction to selling, general, and administrative expense. For the three and six month periods ended June 30, 2009, selling, general and administrative expense was reduced by $474,000 and $947,000, respectively.

12.  RELATED PARTY TRANSACTIONS:

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three and six months ended June 30, 2010 and 2009, Radio One paid $0 and $6,000 and $1,000 and $28,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three and six months ended June 30, 2010 and 2009, the Company provided no advertising services to Music One. There were no cash, trade or no-charge orders placed by Music One for the three and six months ended June 30, 2010 and 2009. As of June 30, 2010, Music One owed Radio One $102,000 for office space and administrative services provided in 2009, 2008 and 2007.

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

13.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

The Company conducts a portion of its business through its subsidiaries. All of the Company’s Subsidiary Guarantors have fully and unconditionally guaranteed the Company’s 87/8% Senior Subordinated Notes due July 2011, the 63/8% Senior Subordinated Notes due February 2013, and the Company’s obligations under the Credit Agreement.

Set forth below are consolidated balance sheets for the Company and the Subsidiary Guarantors as of June 30, 2010 and December 31, 2009, and related consolidated statements of operations and cash flows for each of the three and six month periods ended June 30, 2010 and 2009. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$35,616	$39,578	$—	$75,194
OPERATING EXPENSES:
Programming and technical, including stock-based compensation	8,827	10,513	—	19,340
Selling, general and administrative, including stock-based compensation	15,012	12,754	—	27,766
Corporate selling, general and administrative, including stock-based compensation	—	9,441	—	9,441
Depreciation and amortization	2,608	2,241	—	4,849
Total operating expenses	26,447	34,949	—	61,396
Operating income	9,169	4,629	—	13,798
INTEREST INCOME	—	43	—	43
INTEREST EXPENSE	—	9,703	—	9,703
EQUITY IN INCOME OF AFFILIATED COMPANY	—	(1,139)	—	(1,139)
OTHER INCOME (EXPENSE)	3	(2,409)	—	(2,406)
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	9,172	(6,301)	—	2,871
PROVISION FOR INCOME TAXES	—	233	—	233
Net income (loss) before equity in income of subsidiaries and discontinued operations	9,172	(6,534)	—	2,638
EQUITY IN INCOME OF SUBSIDIARIES	—	9,110	(9,110)	—
Net income from continuing operations	9,172	2,576	(9,110)	2,638
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(62)	(82)	—	(144)
Consolidated net income	9,110	2,494	(9,110)	2,494
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	—	446	—	446
Consolidated net income attributable to common stockholders	$9,110	$2,048	$(9,110)	$2,048

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2009

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$32,056	$37,818	$—	$69,874
OPERATING EXPENSES:
Programming and technical, including stock-based compensation	8,769	10,136	—	18,905
Selling, general and administrative, including stock-based compensation	12,890	8,413	—	21,303
Corporate selling, general and administrative, including stock-based compensation	-	5,608	—	5,608
Depreciation and amortization	2,986	2,249	—	5,235
Impairment of long-lived assets	—	—	—	-
Total operating expenses	24,645	26,406	—	51,051
Operating loss	7,411	11,412	—	18,823
INTEREST INCOME	—	47	—	47
INTEREST EXPENSE	1	9,032	—	9,033
EQUITY IN INCOME OF AFFILIATED COMPANY	—	(747)	—	(747)
GAIN ON RETIREMENT OF DEBT	—	—	—	—
OTHER INCOME (EXPENSE)	(5)	(110)	—	(115)
Income before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	7,405	3,064	—	10,469
PROVISION FOR INCOME TAXES	—	1,777	—	1,777
Net income before equity in income of subsidiaries and discontinued operations	7,405	1,287	—	8,692
EQUITY IN INCOME OF SUBSIDIARIES	—	6,895	(6,895)	—
Net income (loss) from continuing operations	7,405	8,182	(6,895)	8,692
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(510)	98	—	(412)
Consolidated net income	6,895	8,280	(6,895)	8,280
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	—	1,067	—	1,067
Consolidated net income attributable to common stockholders	$6,895	$7,213	$(6,895)	$7,213

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2010

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$64,410	$69,802	$—	$134,212
OPERATING EXPENSES:
Programming and technical	17,178	20,747	—	37,925
Selling, general and administrative	28,906	21,867	—	50,773
Corporate selling, general and administrative	—	18,336	—	18,336
Depreciation and amortization	5,163	4,407	—	9,570
Impairment of long-lived assets	—	—	—	—
Total operating expenses	51,247	65,357	—	116,604
Operating income	13,163	4,445	—	17,608
INTEREST INCOME	—	67	—	67
INTEREST EXPENSE	—	18,938	—	18,938
GAIN ON RETIREMENT OF DEBT	—	—	—	—
EQUITY IN INCOME OF AFFILIATED COMPANY	—	(2,048)	—	(2,048)
OTHER INCOME (EXPENSE), NET	114	(2,997)	—	(2,883)
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	13,277	(15,375)	—	(2,098)
BENEFIT FROM INCOME TAXES	—	(75)	—	(75)
Net income (loss) before equity in income of subsidiaries and discontinued operations	13,277	(15,300)	—	(2,023)
EQUITY IN INCOME OF SUBSIDIARIES	—	13,366	(13,366)	—
Net income (loss) from continuing operations	13,277	(1,934)	(13,366)	(2,023)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	89	(169)	—	(80)
Consolidated net income (loss)	13,366	(2,103)	(13,366)	(2,103)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	—	417	—	417
Net income (loss) attributable to common stockholders	$13,366	$(2,520)	$(13,366)	$(2,520)

The accompanying notes are an integral part of this consolidating financial statement.

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2009

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$57,895	$72,288	$—	$130,183
OPERATING EXPENSES:
Programming and technical	18,210	20,651	—	38,861
Selling, general and administrative	25,807	18,996	—	44,803
Corporate selling, general and administrative	—	11,098	—	11,098
Depreciation and amortization	5,968	4,498	—	10,466
Impairment of long-lived assets	37,424	11,529		48,953
Total operating expenses	87,409	66,772	—	154,181
Operating (loss) income	(29,514)	5,516	—	(23,998)
INTEREST INCOME	—	65	—	65
INTEREST EXPENSE	3	19,809	—	19,812
GAIN ON RETIREMENT OF DEBT	—	1,221		1,221
EQUITY IN INCOME OF AFFILIATED COMPANY	—	(1,897)	—	(1,897)
OTHER INCOME (EXPENSE)	71	(135)	—	(64)
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(29,446)	(11,245)	—	(40,691)
PROVISION FOR INCOME TAXES	—	8,848	—	8,848
Net loss before equity in income of subsidiaries and discontinued operations	(29,446)	(20,093)	—	(49,539)
EQUITY IN INCOME OF SUBSIDIARIES	—	(30,632)	30,632	—
Net loss from continuing operations	(29,446)	(50,725)	30,632	(49,539)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(1,186)	439	—	(747)
Consolidated net loss	(30,632)	(50,286)	30,632	(50,286)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	—	1,938	—	1,938
Net loss attributable to common stockholders	$(30,632)	$(52,224)	$30,632	$(52,224)

The accompanying notes are an integral part of this consolidating financial statement

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
As of June 30, 2010

	Combined
	Guarantor	Radio One,
	Subsidiaries	Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,677	$19,371	$-	$21,048
Trade accounts receivable, net of allowance for doubtful accounts	31,097	28,603	-	59,700
Prepaid expenses and other current assets	2,438	4,415	-	6,853
Current assets from discontinued operations	(49)	126	-	77
Total current assets	35,163	52,515	-	87,678
PROPERTY AND EQUIPMENT, net	21,340	15,382	-	36,722
INTANGIBLE ASSETS, net	570,931	299,646	-	870,577
INVESTMENT IN SUBSIDIARIES	-	611,290	(611,290)	-
INVESTMENT IN AFFILIATED COMPANY	-	48,333	-	48,333
OTHER ASSETS	839	2,112	-	2,951
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	12	-	-	12
Total assets	$628,285	$1,029,278	$(611,290)	$1,046,273

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$518	$2,040	$-	$2,558
Accrued interest	-	11,529	-	11,529
Accrued compensation and related benefits	3,035	9,881	-	12,916
Income taxes payable	-	1,860	-	1,860
Other current liabilities	9,117	591	-	9,708
Current portion of long-term debt	-	656,085	-	656,085
Current liabilities from discontinued operations	2,492	51	-	2,543
Total current liabilities	15,162	682,037	-	697,199
LONG-TERM DEBT, net of current portion	-	1,000	-	1,000
OTHER LONG-TERM LIABILITIES	1,833	8,568	-	10,401
DEFERRED TAX LIABILITIES	-	87,358	-	87,358
Total liabilities	16,995	778,963	-	795,958

REDEEMABLE NONCONTROLLING INTERESTS	-	43,687	-	43,687

STOCKHOLDERS’ EQUITY:
Common stock	-	54	-	54
Accumulated other comprehensive loss	-	(1,690)	-	(1,690)
Additional paid-in capital	271,563	981,196	(271,563)	981,196
Retained earnings (accumulated deficit)	339,727	(772,932)	(339,727)	(772,932)
Total stockholders’ equity	611,290	206,628	(611,290)	206,628
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$628,285	$1,029,278	$(611,290)	$1,046,273

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
As of December 31, 2009

	Combined
	Guarantor	Radio One,
	Subsidiaries	Inc.	Eliminations	Consolidated

	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$127	$19,836	$-	$19,963
Trade accounts receivable, net of allowance for doubtful accounts	27,934	19,085	-	47,019
Prepaid expenses and other current assets	1,818	3,132	-	4,950
Current assets from discontinued operations	300	124	-	424
Total current assets	30,179	42,177	-	72,356
PROPERTY AND EQUIPMENT, net	23,429	17,156	-	40,585
INTANGIBLE ASSETS, net	572,449	298,772	-	871,221
INVESTMENT IN SUBSIDIARIES	-	610,712	(610,712)	-
INVESTMENT IN AFFILIATED COMPANY	-	48,452	-	48,452
OTHER ASSETS	1,482	1,372	-	2,854
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	74	-	-	74
Total assets	$627,613	$1,018,641	$(610,712)	$1,035,542

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$828	$3,332	$-	$4,160
Accrued interest	-	9,499	-	9,499
Accrued compensation and related benefits	2,659	7,590	-	10,249
Income taxes payable	-	1,533	-	1,533
Other current liabilities	8,007	(771)	-	7,236
Current portion of long-term debt	-	652,534	-	652,534
Current liabilities from discontinued operations	2,924	25	-	2,949
Total current liabilities	14,418	673,742	-	688,160
LONG-TERM DEBT, net of current portion	-	1,000	-	1,000
OTHER LONG-TERM LIABILITIES	2,483	7,702	-	10,185
DEFERRED TAX LIABILITIES	-	88,144	-	88,144
Total liabilities	16,901	770,588	-	787,489

REDEEMABLE NONCONTROLLING INTERESTS	-	52,225	-	52,225

STOCKHOLDERS’ EQUITY:
Common stock	-	51	-	51
Accumulated other comprehensive loss	-	(2,086)	-	(2,086)
Additional paid-in capital	270,985	968,275	(270,985)	968,275
Retained earnings (accumulated deficit)	339,727	(770,412)	(339,727)	(770,412)
Total stockholders’ equity	610,712	195,828	(610,712)	195,828
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$627,613	$1,018,641	$(610,712)	$1,035,542

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$13,366	$(2,103)	$(13,366)	$(2,103)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	5,163	4,407	-	9,570
Amortization of debt financing costs	-	1,168	-	1,168
Write off of debt financing costs	-	3,055	-	3,055
Deferred income taxes	-	(818)	-	(818)
Equity in income of affiliated company	-	(2,048)	-	(2,048)
Stock-based compensation and other non-cash compensation	-	3,969	-	3,969
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(3,163)	(9,518)	-	(12,681)
Prepaid expenses and other current assets	(620)	(1,283)	-	(1,903)
Other assets	187	2,413	-	2,600
Accounts payable	(310)	(1,292)	-	(1,602)
Due to corporate/from subsidiaries	(22,564)	22,564	-	-
Accrued interest	-	2,030	-	2,030
Accrued compensation and related benefits	376	2,291	-	2,667
Income taxes payable	-	327	-	327
Other liabilities	10,441	(7,845)	-	2,596
Net cash flows provided from (used in) operating activities from discontinued operations	168	(109)	-	59
Net cash flows provided from (used in) operating activities	3,044	17,208	(13,366)	6,886
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,494)	(495)	-	(1,989)
Investment in subsidiaries	-	(13,366)	13,366	-
Purchase of other intangible assets	-	(268)	-	(268)
Net cash flows (used in) provided from investing activities	(1,494)	(14,129)	13,366	(2,257)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	-	12,000	-	12,000
Repayment of credit facility	-	(8,449)	-	(8,449)
Debt refinancing and modification costs	-	(7,095)	-	(7,095)
Net cash flows used in financing activities	-	(3,544)	-	(3,544)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,550	(465)	-	1,085
CASH AND CASH EQUIVALENTS, beginning of period	127	19,836	-	19,963
CASH AND CASH EQUIVALENTS, end of period	$1,677	$19,371	$-	$21,048

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2009

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(30,632)	$(50,286)	$30,632	$(50,286)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	5,968	4,498	-	10,466
Amortization of debt financing costs	-	1,205	-	1,205
Deferred income taxes	-	5,999	-	5,999
Impairment of long-lived assets	37,424	11,529	-	48,953
Equity in income of affiliated company	-	(1,897)	-	(1,897)
Stock-based compensation and other non-cash compensation	-	1,079	-	1,079
Gain on retirement of debt	-	(1,221)	-	(1,221)
Amortization of contract inducement and termination fee	(480)	(467)	-	(947)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(519)	766	-	247
Prepaid expenses and other current assets	(76)	781	-	705
Other assets	(447)	2,991	-	2,544
Accounts payable	(660)	132	-	(528)
Due to corporate/from subsidiaries	(16,383)	16,383	-	-
Accrued interest	-	(687)	-	(687)
Accrued compensation and related benefits	(52)	(1,799)	-	(1,851)
Income taxes payable	-	1,364	-	1,364
Other liabilities	3,658	(5,704)	-	(2,046)
Net cash flows used in operating activities from discontinued operations	-	(238)	-	(238)
Net cash flows (used in) provided from operating activities	(2,199)	(15,572)	30,632	12,861
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(2,287)	-	(2,287)
Investment in subsidiaries	-	30,632	(30,632)	—
Purchase of intangible assets	-	(263)	-	(263)
Net cash flows provided from (used in) from investing activities	-	28,082	(30,632)	(2,550)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repurchase of senior subordinated notes	-	(1,220)	-	(1,220)
Repayment of other debt	-	(153)	-	(153)
Proceeds from credit facility	-	111,500	-	111,500
Repayment of credit facility	-	(110,670)	-	(110,670)
Repurchase of common stock	-	(9,904)	-	(9,904)
Net cash flows used in financing activities	-	(10,447)	-	(10,447)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,199)	2,063	-	(136)
CASH AND CASH EQUIVALENTS, beginning of period	2,601	19,688	-	22,289
CASH AND CASH EQUIVALENTS, end of period	$402	$21,751	$-	$22,153

14.  COMMITMENTS AND CONTINGENCIES:

Royalty Agreements

Effective December 31, 2009, our radio music license agreements with the two largest performance rights organizations, American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”), expired.  The Radio Music License Committee (“RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, had reached an agreement with these organizations on a temporary fee schedule that reflects a provisional discount of 7.0% against 2009 fee levels. The temporary fee reductions became effective in January 2010. Absent an agreement on long-term fees between the RMLC and ASCAP and BMI, the U.S. District Court in New York has the authority to make an interim and permanent fee ruling for the new contract period. In May 2010 and June 2010, the U.S. District Court’s judge charged with determining the licenses fees ruled to further reduce interim fees paid to ASCAP and BMI, respectively, down approximately another 11.0% from the previous temporary fees negotiated with the RMLC.

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2015. In connection with these agreements, the Company incurred approximately $3.0 million and $5.9 million for the three and six month periods ended June 30, 2010, respectively, and approximately $3.2 million and $6.3 million, respectively, for the three and six month periods ended June 30, 2009.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had three standby letters of credit totaling $610,000 in connection with our annual insurance policy renewals.  In addition, we had a letter of credit of $295,000 in connection with a contract we inherited as part of the acquisition of CCI.

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

15.  SUBSEQUENT EVENTS:

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

In addition, on July 15, 2010, the Company extended the expiration time of its exchange offer for its 2011 Notes and its 2013 Notes to July 31, 2010.  The Company also announced that its previously announced subscription offer to holders of Existing Notes who participate in the exchange offer to purchase its new 8.5%/9.0% Second-Priority Senior Secured Grid Notes due 2016 expired on July 15, 2010, and the Company has determined not to further extend the subscription offer.  On August 2, 2010, the Company further extended the expiration time of its exchange offer for its 2011 Notes and its 2013 Notes to August 13, 2010.

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

On July 1, 2010, Reach Media entered into a letter of credit in connection with an upcoming event totaling $500,000 that expires June 10, 2011.

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

During the three and six months ended June 30, 2010, approximately 56.1% and 57.6%, respectively, of our net revenue was generated from local advertising and approximately 36.1% and 36.4%, respectively, was generated from national advertising, including network advertising. In comparison, during the three and six months ended June 30, 2009, approximately 58.1% and 56.6%, respectively, of our net revenue was generated from local advertising and approximately 36.4% and 37.3%, respectively, was generated from national advertising, including network advertising. National advertising also includes advertising revenue generated from our internet segments. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely monitor the use of trade and barter agreements.

Community Connect Inc. (“CCI”), which the Company acquired in April 2008, currently generates the majority of the Company’s internet revenue and derives its revenue principally from advertising services, including diversity recruiting advertising. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable. CCI has a diversity recruiting relationship with Monster, Inc. (“Monster”). Monster posts job listings and advertising on CCI websites and CCI earns revenue for displaying the images on its websites.

In December 2006, the Company acquired certain net assets (“Giant Magazine”) of Giant Magazine, LLC. Giant Magazine ceased publication in December 2009 and the results from its operations have been reclassified to discontinued operations.

In February 2005, the Company acquired approximately 51% of the common stock of Reach Media for approximately $55.8 million in cash and stock.  A substantial portion of Reach Media’s revenue was generated from one customer under a sales representation agreement with Radio Networks. The agreement provided for an annual minimum guarantee in exchange for the advertising inventory on Reach Media’s 108 affiliate radio stations broadcasting the nationally syndicated Tom Joyner Morning Show.  Radio Networks also served as sales representative for Reach Media’s Internet advertising and special events.  This agreement, which commenced in 2003, expired on December 31, 2009.

In November 2009, Reach Media entered into a new sales representation and redemption agreement (“the Sales Representation and Redemption Agreement”) with subsidiaries of Citadel Broadcasting Corporation (“Citadel”). Under this agreement, Radio Networks will serve as sales representative for certain portions of Reach Media’s advertising inventory for the period January 1, 2010 through December 31, 2012.

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

 Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands, except margin data)

Net revenue	$75,194	$69,874	$134,212	$130,183
Station operating income	28,367	29,853	46,196	46,832
Station operating income margin	37.7%	42.7%	34.4%	36.0%
Consolidated net income (loss) attributable to common stockholders	$2,048	$7,213	$(2,520)	$(52,224)

The reconciliation of consolidated net income (loss) to station operating income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands)

Consolidated net income (loss) attributable to common stockholders	$2,048	$7,213	$(2,520)	$(52,224)
Add back non-station operating income items included in net income (loss):
Interest income	(43)	(47)	(67)	(65)
Interest expense	9,703	9,033	18,938	19,812
Provision for (benefit from) income taxes	233	1,777	(75)	8,848
Corporate selling, general and administrative, excluding non-cash and stock-based compensation	7,764	5,199	15,049	10,332
Stock-based compensation	1,956	596	3,969	1,079
Equity in income of affiliated company	(1,139)	(747)	(2,048)	(1,897)
Gain on retirement of debt	—	—	—	(1,221)
Other expense, net	2,406	115	2,883	64
Depreciation and amortization	4,849	5,235	9,570	10,466
Noncontrolling interests in income of subsidiaries	446	1,067	417	1,938
Impairment of long-lived assets	—	—	—	48,953
Loss from discontinued operations, net of tax	144	412	80	747
Station operating income	$28,367	$29,853	$46,196	$46,832

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009 (In thousands)

	Three Months Ended June 30,
	2010	2009 (1)	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$75,194	$69,874	$5,320	7.6%
Operating expenses:
Programming and technical, excluding stock-based compensation	19,340	18,848	492	2.6
Selling, general and administrative, excluding stock-based compensation	27,487	21,173	6,314	29.8
Corporate selling, general and administrative, excluding stock-based compensation	7,764	5,199	2,565	49.3
Stock-based compensation	1,956	596	1,360	228.2
Depreciation and amortization	4,849	5,235	(386)	(7.4)
Impairment of long-lived assets	—	—	—	—
Total operating expenses	61,396	51,051	10,345	20.3
Operating income	13,798	18,823	(5,025)	(26.7)
Interest income	43	47	(4)	(8.5)
Interest expense	9,703	9,033	670	7.4
Gain on retirement of debt	—	—	—	—
Equity in income of affiliated company	1,139	747	392	52.5
Other expense, net	2,406	115	2,291	1,992.2
Income before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	2,871	10,469	(7,598)	(72.6)
Provision for income taxes	233	1,777	(1,544)	(86.9)
Net income from continuing operations	2,638	8,692	(6,054)	(69.7)
Loss from discontinued operations, net of tax	(144)	(412)	(268)	(65.0)
Consolidated net income	2,494	8,280	(5,786)	(69.9)
Noncontrolling interests in income of subsidiaries	446	1,067	(621)	(58.2)
Consolidated net income attributable to common stockholders	$2,048	$7,213	$(5,165)	(71.6)%

(1)
Certain reclassifications associated with accounting for discontinued operations have been made to the accompanying prior period financial statements to conform to the current period presentation.  These reclassifications had no effect on previously reported net income or loss, or any other previously reported statements of operations, balance sheet or cash flow amounts.

 Net revenue

Three Months Ended June 30,		Increase/(Decrease)
2010	2009
$75,194	$69,874	$5,320	7.6%

During the three months ended June 30, 2010, we recognized approximately $75.2 million in net revenue compared to approximately $69.9 million during the same period in 2009. These amounts are net of agency and outside sales representative commissions, which were approximately $8.5 million during the three months ended June 30, 2010, compared to approximately $7.4 million for the comparable period in 2009. Our radio stations’ net revenue increased 4.4%, and based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in grew 6.8% in total revenues, led by 21.0% growth in national revenues and 1.3% growth in local revenues. Net revenue growth was led by our Houston and Atlanta markets, while our Baltimore, Cincinnati, Cleveland and Washington, DC markets experienced declines. Excluding Reach Media, net revenue for our radio division increased 8.4% and was positively impacted by the Company’s annual Gospel Cruise event being held in second quarter this year (April 2010) versus first quarter last year (March 2009). Reach Media net revenue declined 5.4% during the second quarter and was impacted by the December 31, 2009 expiration of a sales representation agreement with Citadel whereby a minimum level of revenue was guaranteed over the term of the agreement.  Effective January 1, 2010, Reach Media’s newly established sales organization began selling its inventory on the Tom Joyner Morning Show and under a new commission based sales representation agreement with Citadel.  Citadel sells certain inventory owned by Reach Media in connection with its 108 radio station affiliate agreements.  Net revenue for our internet business, which includes CCI, grew substantially, and increased 48.2% for the three months ended June 30, 2010 compared to the same period in 2009.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2010	2009
$19,340	$18,848	$492	2.6%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. Our radio division incurred most of the additional spending, primarily increased payroll expenses, higher contract labor spending, new broadcast rights and additional equipment maintenance expense. Increased programming and technical spending was partially offset by lower music royalties.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2010	2009
$27,487	$21,173	$6,314	29.8%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for radio and internet include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Our radio division incurred most of the increased spending, primarily higher bonuses, commissions and national representation fees given increased revenues, expense associated with the Company’s annual Gospel Cruise event moving to April of 2010 from March of 2009, additional research spending with Arbitron Inc. due to implementation of the Portable People MeterTM (“PPM”) in certain markets, and more travel and entertainment, promotional and trade spending. A substantial portion of the increase was attributable to the non-recurrence of vacation expense savings from scheduled office closings and changes to the Company’s vacation plan in 2009.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2010	2009
$7,764	$5,199	$2,565	49.3%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The increase in corporate expenses was primarily due to the recording of higher bonuses in the second quarter of 2010 compared to the second quarter of 2009. In addition, part of the increase was attributable to the non-recurrence of vacation expense savings from scheduled office closings and changes to the Company’s vacation plan in 2009. Increased corporate spending was also incurred for salaries and related payroll expense for recently lifted salary reductions, severance pay, travel and entertainment, medical insurance and charitable donations.

Stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2010	2009
$1,956	$596	$1,360	228.2%

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

Depreciation and amortization

Three Months Ended June 30,		Increase/(Decrease)
2010	2009
$4,849	$5,235	$(386)	(7.4)%

The decrease in depreciation and amortization expense for the three months ended June 30, 2010 was due primarily to the completion of amortization for certain CCI intangible assets and the completion of useful lives for certain assets.

Interest expense

Three Months Ended June 30,		Increase/(Decrease)
2010	2009
$9,703	$9,033	$670	7.4%

The increase in interest expense for the three months ended June 30, 2010 was due primarily to higher principal balances and higher interest rates that took effect as a result of entering into the third amendment to our Credit Agreement in March 2010. The third amendment waived a non-monetary technical default to the Credit Agreement associated with not designating certain subsidiaries as guarantors under our indentures governing our senior subordinated notes and lowered the revolver commitment under the Company’s bank facilities from $500.0 million to $400.0 million.

Other expense, net

Three Months Ended June 30,		Increase/(Decrease)
2010	2009
$2,406	$115	$2,291	1,992.2%

The other expense for the three months ended June 30, 2010 was principally due to a write off a pro-rata portion of debt financing and modification costs in connection with the Company’s offering of Second-Priority Senior Secured Grid Notes (“Second Lien Notes”).  The majority of the net proceeds from the Second Lien Notes were expected to fund the acquisition of additional equity interests in TV One, LLC.  However, the subscription offer to holders for the Second Lien Notes ended in July 2010 and the Company has determined not to further extend this subscription offer.

Equity in income of affiliated company

Three Months Ended June 30,		Increase/(Decrease)
2010	2009
$1,139	$747	$392	52.5%

Equity in income of affiliated company primarily reflects our estimated equity in the net income of TV One, LLC. The increase to equity in income of affiliated company for the three months ended June 30, 2010 was due primarily to additional net income generated by TV One for the second quarter of 2010 versus the comparable period in 2009, and inception to date dividend distributions made by TV One. The Company’s share of the net income is driven by TV One’s current capital structure and the Company’s percentage ownership of the equity securities of TV One.

Provision for income taxes

Three Months Ended June 30,		Increase/(Decrease)
2010	2009
$233	$1,777	$(1,544)	(86.9)%

For the three months ended June 30, 2010, the provision for income taxes was $233,000 compared to a provision for income taxes of approximately $1.8 million for the same period in 2009. Approximately $640,000 of the decrease is due to reduced pre-tax book income for Reach Media.  Additionally, there was a decrease in discrete items of $277,000 and a decrease of $38,000 related to an increase in the amortization expense for Reach Media purchase accounting. The remaining difference was due to a decrease of approximately $589,000 related to the change in the deferred tax liability (“DTL”) for indefinite-lived intangibles.

The Company continues to maintain a full valuation allowance for entities other than Reach Media for its deferred tax assets (“DTAs”), including the DTA associated with its net operating loss carryforward. As a result, pre-tax book income for the entities other than Reach Media does not generate any tax expense. Instead, the tax expense for these entities is based on the change in the DTL associated with certain indefinite-lived intangibles, which increases as tax amortization on these intangibles is recognized and decreases as impairments for book purposes are recorded on these assets. For the three months ended June 30, 2010 and 2009, tax expense of zero and approximately $589,000 was recognized for the change in the DTL, respectively.   The zero tax expense for 2010 was based on the reduction of the 2010 effective tax rate to zero percent to prevent the recognition of a tax benefit for which management believed it was more likely than not that the benefit would not be realized.

The consolidated effective tax rate for the three months ended June 30, 2010 and 2009 was 8.1% and 17.0%, respectively.

Loss from discontinued operations, net of tax

Three Months Ended June 30,		Increase/(Decrease)
2010	2009
$(144)	$(412)	$(268)	(65.0)%

Included in the gain or loss from discontinued operations, net of tax, are the results from operations for  radio station clusters sold in Los Angeles, Miami, Augusta, Louisville, Dayton, Minneapolis and a station in our Boston market (WILD-FM). Discontinued operations also include the results from operations for Giant Magazine, which ceased publication in December 2009. The loss from discontinued operations, net of tax, for the three months ended June 30, 2010 resulted from legal and litigation expenses incurred as a result of ongoing legal activity for certain station sales. The loss from continued operations, net of tax, for the three months ended June 30, 2009 resulted primarily from operating losses incurred by Giant Magazine. The loss from discontinued operations, net of tax, also includes a tax provision of zero and $4,000 for the three months ended June 30, 2010 and 2009, respectively.

Noncontrolling interests in income of subsidiaries

Three Months Ended June 30,		Increase/(Decrease)
2010	2009
$446	$1,067	$(621)	(58.2)%

 The decrease in noncontrolling interests in income of subsidiaries is due to lower net income generated by Reach Media for the three months ended June 30, 2010 compared to the same period in 2009.

Other Data

Station operating income

Station operating income decreased to approximately $28.4 million for the three months ended June 30, 2010 compared to approximately $29.9 million for the comparable period in 2009, a decrease of $1.5 million or 5.0%. This decrease was primarily due to increased expenses which more than offset the increase in revenue between periods. Increased spending was primarily due to hosting the Company’s annual Gospel Cruise in April of 2010 compared to March of 2009, increased spending for expenses that vary with increased revenue, such as commissions, bonuses and sales representation fees, the non-recurrence of vacation savings from 2009 vacation plan changes and forced office closings, increased salaries from lifted salary reductions and new hires and contract labor costs, and additional research expenses, broadcast rights, promotional activities, trade spending and travel and entertainment.

Station operating income margin

Station operating income margin decreased to 37.7% for the three months ended June 30, 2010 from 42.7% for the comparable period in 2009. The margin decrease was primarily attributable to a decrease in station operating income as described above.

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Six Months Ended June 30, 2010, Compared to Six Months Ended June 30, 2009 (In thousands)

	Six Months Ended June 30,
	2010	2009(1)	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$134,212	$130,183	$4,029	3.1%
Operating expenses:
Programming and technical, excluding stock-based compensation	37,925	38,773	(848)	(2.2)
Selling, general and administrative, excluding stock-based compensation	50,091	44,578	5,513	12.4
Corporate selling, general and administrative, excluding stock-based compensation	15,049	10,332	4,717	45.7
Stock-based compensation	3,969	1,079	2,890	267.8
Depreciation and amortization	9,570	10,466	(896)	(8.6)
Impairment of long-lived assets	—	48,953	(48,953)	(100.0)
Total operating expenses	116,604	154,181	(37,577)	(24.4)
Operating income (loss)	17,608	(23,998)	41,606	(173.4)
Interest income	67	65	2	3.1
Interest expense	18,938	19,812	(874)	(4.4)
Gain on retirement of debt	—	1,221	(1,221)	(100.0)
Equity in income of affiliated company	2,048	1,897	151	8.0
Other expense, net	2,883	64	2,819	4,404.7
Loss before (benefit from) provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(2,098)	(40,691)	(38,593)	(94.8)
(Benefit from) provision for income taxes	(75)	8,848	(8,923)	(100.8)
Net loss from continuing operations	(2,023)	(49,539)	(47,516)	(95.9)
Loss from discontinued operations, net of tax	(80)	(747)	(667)	(89.3)
Consolidated net loss	(2,103)	(50,286)	(48,183)	(95.8)
Noncontrolling interests in income of subsidiaries	417	1,938	(1,521)	(78.5)
Consolidated net loss attributable to common stockholders	$(2,520)	$(52,224)	$(49,704)	(95.2)%

(1)
Certain reclassifications associated with accounting for discontinued operations have been made to the accompanying prior period financial statements to conform to the current period presentation.  These reclassifications had no effect on previously reported net income or loss, or any other previously reported statements of operations, balance sheet or cash flow amounts.

Net revenue

Six Months Ended June 30,		Increase/(Decrease)
2010	2009
$134,212	$130,183	$4,029	3.1%

During the six months ended June 30, 2010, we recognized approximately $134.2 million in net revenue compared to approximately $130.2 million during the same period in 2009. These amounts are net of agency and outside sales representative commissions, which were approximately $15.0 million during the six months ended 2010, compared to approximately $12.9 million during the same period in 2009. Our radio stations’ net revenue grew 5.7% for the six months ended June 30, 2010, and based on reports prepared by Miller Kaplan, the markets we operate in increased 6.8% in total revenues, 20.9% in national revenues and 1.7% in local revenues. Our Atlanta, Dallas and Houston markets experienced strong net revenue growth, while our Cleveland and Washington, DC markets declined. Reach Media net revenue declined 14.3% during the second quarter and was impacted by the December 31, 2009 expiration of a sales representation agreement with Citadel whereby a minimum level of revenue was guaranteed over the term of the agreement.  Effective January 1, 2010, Reach Media’s newly established sales organization began selling its inventory on the Tom Joyner Morning Show and under a new commission based sales representation agreement with Citadel.  Citadel sells certain inventory owned by Reach Media in connection with its 108 radio station affiliate agreements.  Net revenue for our internet business, which includes CCI, grew substantially, and increased 22.7% for the six months ended June 30, 2010 compared to the same period in 2009.

Operating Expenses

Programming and technical, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2010	2009
$37,925	$38,773	$(848)	(2.2)%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. Decreased programming and technical expenses were driven by savings in contracted on-air talent and music royalties, which more than offset increased payroll related, equipment maintenance and broadcast rights spending.

Selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2010	2009
$50,091	$44,578	$5,513	12.4%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for radio and internet include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Our radio division drove most of the increased spending, with additional salaries for sales new hires, higher revenue variable expenses such as commissions, bonuses and national representation fees, additional research associated with PPM implementations and additional travel and entertainment. In addition, increased selling, general and administrative expenses resulted from the non-recurrence of vacation savings from forced office closings and changes to the Company’s vacation plan in 2009.

Stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2010	2009
$3,969	$1,079	$2,890	267.8%

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

Corporate selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2010	2009
$15,049	$10,332	$4,717	45.7%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The increase in corporate expenses during the six months ended June 30, 2010 is due to the recording of bonuses for the first half of 2010 compared to a reduction of bonuses recorded for the same period in 2009. In addition, higher spending also resulted from increased compensation expense for the Chief Executive Officer in connection with the potential payment for the TV One award element in his employment Agreement. To a lesser extent, additional spending was also due to increased salaries expense from recently lifted salary reductions, higher travel and entertainment and increased bad debt expense.

Depreciation and amortization

Six Months Ended June 30,		Increase/(Decrease)
2010	2009
$9,570	$10,466	$(896)	(8.6)%

The decrease in depreciation and amortization expense for the six months ended June 30, 2010 was due primarily to the completion of amortization for certain CCI intangibles.

Impairment of long-lived assets

Six Months Ended June 30,		Increase/(Decrease)
2010	2009
$ —	$48,953	$(48,953)	(100.0)%

The impairment of long-lived assets charge of approximately $49.0 million for the six months ended June 30, 2009 reflects a non-cash charge recorded in February 2009, for the impairment of radio broadcasting licenses in 11 of our 16 markets, namely Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Houston, Indianapolis, Philadelphia, Raleigh-Durham, Richmond and St. Louis. The impairment was caused by the then economic downturn, and its adverse impact on radio advertising. Since 2009, the improvement to the economic environment and advertising industry has contributed to stable valuations for certain long-lived assets and to the non-recurrence of impairment for such assets for the first half of 2010.

Interest expense

Six Months Ended June 30,		Increase/(Decrease)
2010	2009
$18,938	$19,812	$(874)	(4.4)%

The decrease in interest expense for the six months ended June 30, 2010 was due primarily to the combination of interest rate declines, debt pay downs and the shifting of outstanding principal debt from the term to the revolver portion of the credit facility, which further favorably impacted interest rates. These interest rate declines were partially offset by higher interest rates that took effect in March of 2010 as a result of entering into a third amendment to our Credit Agreement. The third amendment waived a non-monetary technical default to the Credit Agreement associated with not designating certain subsidiaries as guarantors under our indentures governing our senior subordinated notes and lowered the revolver commitment under the Company’s bank facilities from $500.0 million to $400.0 million.

Gain on retirement of debt

Six Months Ended June 30,		Increase/(Decrease)
2010	2009
$ —	$1,221	$(1,221)	(100.0)%

The gain on retirement of debt resulted from the early redemption of a portion of the Company’s outstanding 8 7/8% Senior Subordinated Notes due July 2011. The gain for the six months ended June 30, 2009 resulted from the early redemption of approximately $2.4 million of the senior subordinated notes at an average discount of 50.0%. As of June 30, 2010, a principal amount of approximately $101.5 million remained outstanding for the 8 7/8% Senior Subordinated Notes.

Equity in income of affiliated company

Six Months Ended June 30,		Increase/(Decrease)
2010	2009
$2,048	$1,897	$151	8.0%

Equity in income of affiliated company primarily reflects our estimated equity in the net income of TV One. The increase to equity in income of affiliated company for the six months ended June 30, 2010 was due primarily to additional net income generated by TV One for the second quarter of 2010 versus the comparable period in 2009, and inception to date dividend distributions made by TV One. The Company’s share of the net income is driven by TV One’s current capital structure and the Company’s percentage ownership of the equity securities of TV One.

Other expense, net

Six Months Ended June 30,		Increase/(Decrease)
2010	2009
$2,883	$64	$2,819	4,404.7%

The other expense for the six months ended June 30, 2010 was principally due to the write off pro-rata portions of debt financing and modification costs.  There were costs associated with the lowering of the revolver commitment under the Company’s bank facilities from $500.0 million to $400.0 million. The $100.0 million reduction to the revolver commitment resulted from entering into a third amendment to our Credit Agreement in March 2010. The third amendment also waived a non-monetary technical default to the Credit Agreement associated with not designating certain subsidiaries as guarantors under our indentures governing our senior subordinated notes.  In addition, there were costs written off in connection with the Company’s offering of Second-Priority Senior Secured Grid Notes (“Second Lien Notes”).  The majority of the net proceeds from the Second Lien Notes were expected to fund the acquisition of additional equity interests in TV One, LLC.  However, the subscription offer to holders for the Second Lien Notes ended in July 2010 and the Company has determined not to further extend this subscription offer.  The write off of the debt financing and modification costs was partially offset by the recording of the value of translator equipment awarded to the Company as a result of a legal settlement.

(Benefit from) provision for income taxes

Six Months Ended June 30,		Increase/(Decrease)
2010	2009
$(75)	$8,848	$(8,923)	(100.8)%

For the six months ended June 30, 2010, the benefit from income taxes was approximately $75,000 compared to a provision of approximately $8.8 million for the same period in 2009. Approximately $1.6 million of the decrease is due to reduced pre-tax book income for Reach Media. Additionally, there was a decrease in discrete items of $277,000 and a decrease of $38,000 related to an increase in the amortization expense for Reach Media purchase accounting.  The remaining decrease of approximately $7.0 million is related to the change in the deferred tax liability (“DTL”) for indefinite lived intangibles.

The Company continues to maintain a full valuation allowance for entities other than Reach Media for its deferred tax assets (“DTAs”), including the DTA associated with its net operating loss carryforward. As a result, pre-tax book income for the entities other than Reach Media does not generate any tax expense. Instead, the tax expense for these entities is based on the change in the DTL associated with certain indefinite-lived intangibles, which increases as tax amortization on these intangibles is recognized and decreases as impairments for book purposes are recorded on these assets. For the six months ended June 30, 2010 and 2009, tax expense of zero and approximately $7.0 million was recognized for the change in the DTL, respectively.   The zero tax expense for 2010 was based on the reduction of the 2010 effective tax rate for these entities to zero percent to prevent the recognition of a tax benefit for which management believed it was more likely than not that the benefit would not be realized.

The consolidated effective tax rate for the six months ended June 30, 2010 and 2009 was 3.6% and (21.7)%, respectively.

Loss from discontinued operations, net of tax

Six Months Ended June 30,		Increase/(Decrease)
2010	2009
$(80)	$(747)	$(667)	(89.3)%

 Included in the gain or loss from discontinued operations, net of tax, are the results of operations for radio station clusters sold in Los Angeles, Miami, Augusta, Louisville, Dayton, Minneapolis and a station in our Boston market (WILD-FM). Discontinued operations also include the results from operations for Giant Magazine, which ceased publication in December 2009. The loss incurred for the six months ended June 30, 2010 was due to legal and litigation spending from ongoing litigation for certain previous station sales. This spending was partially offset by the assumption of Giant Magazines subscriber liability by another publisher. The loss incurred for the six months ended June 30, 2009 resulted from operating losses incurred by Giant Magazine. The loss from discontinued operations, net of tax, also includes a provision for zero and $93,000 for the six months ended June 30, 2010 and 2009, respectively.

Noncontrolling interests in income of subsidiaries

Six Months Ended June 30,		Increase/(Decrease)
2010	2009
$417	$1,938	$(1,521)	(78.5)%

The decrease in noncontrolling interests in income of subsidiaries is due to a decrease in Reach Media’s net income for the six months ended June 30, 2010 compared to the same period in 2009.

Other Data

Station operating income

Station operating income decreased to approximately $46.2 million for the six months ended June 30, 2010 compared to approximately $46.8 million for the comparable period in 2009, a decrease of $600,000 or 1.3%. This decrease was primarily due to increased expenses which more than offset the increase in revenues between periods. Increased spending was primarily due to hosting the Company’s annual Gospel Cruise in April of 2010 compared to March of 2009, increased spending for expenses that vary with increased revenue, such as commissions, bonuses and sales representation fees, the non-recurrence of vacation savings from a 2009 vacation plan change and forced office closings, increased salaries from new hires and contract labor costs, and  additional research expenses, broadcast rights, promotional activities, trade spending and travel and entertainment.

Station operating income margin

Station operating income margin decreased to 34.4% for the six months ended June 30, 2010 from 36.0% for the comparable period in 2009. The margin decrease was primarily attributable to a decrease in station operating income as described above.

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

The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including:

(a)  maintaining an interest coverage ratio of no less than:

▪	1.90 to 1.00 from January 1, 2006 to September 13, 2007;
▪	1.60 to 1.00 from September 14, 2007 to June 30, 2008;

▪	1.75 to 1.00 from July 1, 2008 to December 31, 2009;
▪	2.00 to 1.00 from January 1, 2010 to December 31, 2010; and

▪	2.25 to 1.00 from January 1, 2011 and thereafter;

(b)  maintaining a total leverage ratio of no greater than:

▪	7.00 to 1.00 beginning April 1, 2006 to September 13, 2007;
▪	7.75 to 1.00 beginning September 14, 2007 to March 31, 2008;

▪	7.50 to 1.00 beginning April 1, 2008 to September 30, 2008;
▪	7.25 to 1.00 beginning October 1, 2008 to June 30, 2010;

▪	6.50 to 1.00 beginning July 1, 2010 to September 30, 2011; and
▪	6.00 to 1.00 beginning October 1, 2011 and thereafter;

(c)  maintaining a senior leverage ratio of no greater than:

▪	5.00 to 1.00 beginning June 13, 2005 to September 30, 2006;
▪	4.50 to 1.00 beginning October 1, 2006 to September 30, 2007; and

▪	4.00 to 1.00 beginning October 1, 2007 and thereafter; and

(d)   limitations on:

▪	liens;
▪	sale of assets;

▪	payment of dividends; and
▪	mergers.

As of June 30, 2010, approximate ratios calculated in accordance with the Credit Agreement, are as follows:

	As of June 30, 2010		Covenant Limit		Cushion/(Deficit)

PF LTM Covenant EBITDA (In millions)	$89.3

PF LTM Interest Expense (In millions)	$37.5

Senior Debt (In millions)	$355.5
Total Debt (In millions)	$657.5

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	3.98	x	4.00	x	0.02	x

Total Leverage
Total Debt / Covenant EBITDA	7.36	x	7.25	x	(0.11)	x

Interest Coverage
Covenant EBITDA / Interest Expense	2.38	x	2.00	x	0.38	x

PF - Pro forma
LTM - Last twelve months
EBITDA - Earnings before interest, taxes, depreciation and amortization

Our ability to meet our debt service obligations and reduce our total debt is subject to general economic conditions and to financial, business and other factors, including factors beyond our control.  Our ability to refinance: (i) the 8 7/8% Senior Subordinated Notes at or prior to their scheduled maturity date in 2011; (ii) the Credit Agreement which expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012; and (iii) the 6 3/8% Senior Subordinated Notes at or prior to their scheduled maturity date in 2013 will also depend upon economic and credit market conditions, our future performance and other conditions some of which may be beyond our control. In the next 12 months, our principal liquidity requirements will be for working capital, continued business development, strategic investment opportunities and for general corporate purposes, including capital expenditures. The Company continually projects its anticipated cash needs, which include, but are not limited to, its operating needs, capital requirements, the TV One funding commitment and principal and interest payments on its indebtedness. Management’s most recent revenue, operating income and cash flow projections considered the recent gradual improvement in both the economy and advertising environment, and the projections compare more favorably to prior periods during which the economic downturn persisted. For instance, based on analysts’ projected recovery estimates for the advertising environment and specifically the radio industry, which is supported by our order pacings at the time of filing of this form 10-Q, we have projected revenue growth of mid-single digits for fiscal year 2010.

The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been refinanced or repurchased prior to such date) or (b) June 30, 2012. Management believes it is probable that the Company will refinance the 8 7/8% Senior Subordinated Notes prior to January 1, 2011. The Credit Agreement has been classified as a current liability in the accompanying consolidated balance sheets based on the fact that the Credit Agreement expires and is due January 1, 2011 until such time that the 8 7/8% Senior Subordinated Notes have been refinanced or repurchased prior to January 1, 2011.

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

Management’s projections are dependent on the continuation of the recently improving economic and advertising environments, and any adverse fluctuations, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly or do not continue to rebound, or if other adverse factors outside the Company’s control arise, our operations could be negatively impacted, and the Company’s ability to maintain compliance with its debt covenants could be negated or even prevented. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions and deferrals, seeking its share of distributions from TV One and further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments, subject to our available liquidity to make such repurchases. It should be noted that the TV One distributions require the consent of third-parties and there is no assurance that such third-party consents would be granted. These third parties did approve TV One distributions for the fourth quarter of 2009 as well as the first and second quarters of 2010.

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

As of June 30, 2010, the Company had outstanding approximately $354.6 million on its credit facility. During the three and six months ended June 30, 2010 the Company borrowed approximately $8.0 million and $3.6 million, respectively.

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

The Credit Agreement requires the Company from time to time to protect itself from interest rate fluctuations using interest rate hedge agreements. As a result, the Company has entered into various fixed rate swap agreements designed to mitigate its exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of June 30, 2010, we had one swap agreement in place for a total notional amount of $25.0 million, and the period remaining on this swap agreement is 23.5 months.

Our credit exposure under the swap agreement is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance. The swap agreement is tied to the three-month LIBOR, which may fluctuate significantly on a daily basis. The valuation of the swap agreement is affected by the change in the three-month LIBOR and the remaining term of the agreement. Any increase in the three-month LIBOR results in a more favorable valuation, while a decrease results in a less favorable valuation.

The following table summarizes the interest rates in effect with respect to our debt as of June 30, 2010:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt (swap matures June 16, 2012)(1)	$25.0	6.72%

Senior bank revolving debt (subject to variable interest rates)(2)	$329.6	3.33%
Note payable (fixed rate)	$1.0	7.00%
8 7/8% Senior Subordinated Notes (fixed rate)	$101.5	8.88%
63/8% 6 3/8% Senior Subordinated Notes (fixed rate)	$200.0	6.38%

(1)
A total of $25.0 million is subject to a fixed rate swap agreement that became effective in June 2005. Under our fixed rate swap agreement, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our Credit Agreement. That spread is currently set at 2.25% and is incorporated into the applicable interest rates set forth above.

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

      The following table provides a comparison of our statements of cash flows for the six months ended June 30, 2010 and 2009:

	2010	2009
	(In thousands)

Net cash flows provided from operating activities	$6,886	$12,861
Net cash flows used in investing activities	$(2,257)	$(2,550)
Net cash flows used in financing activities	$(3,544)	$(10,447)

      Net cash flows provided by operating activities were approximately $6.9 million and $12.9 million for the six months ended June 30, 2010 and 2009, respectively.  Cash flow from operating activities for the six months ended June 30, 2010 decreased from the prior year primarily due to changes in operating assets and liabilities, consisting primarily of a decrease in cash flows from the change in accounts receivable.

      Net cash flows used in investing activities were approximately $2.3 million and $2.6 million for the six months ended June 30, 2010 and 2009, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $2.3 million and $2.6 million for the six months ended June 30, 2010 and 2009, respectively.

      Net cash flows used in financing activities were approximately $3.5 million and $10.4 million for the six months ended June 30, 2010 and 2009, respectively. During the six months ended June 30, 2010 and 2009, the Company borrowed approximately $12.0 million and $111.5 million, respectively, from its credit facility and repaid approximately $8.5 million and $110.7 million, respectively, in outstanding debt.  During the six months ended June 30, 2010, we capitalized approximately $7.1 million of costs associated with our evaluation of various alternatives associated with our indebtedness and its upcoming maturities.  During the six months ended June 30, 2009, we repurchased approximately $1.2 million of our 8 7/8% Senior Subordinated Notes due July 2011.  In addition, during the six months ended June 30, 2009, we repurchased approximately $9.9 million of our Class A and Class D Common Stock.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of June 30, 2010, we had approximately $698.6 million in broadcast licenses and $137.5 million in goodwill, which totaled $836.1 million, and represented approximately 79.9% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We did not record any impairment charges for the three or six month periods ended June 30, 2010, and we recorded impairment charges against radio broadcasting licenses of approximately $49.0 million for the six months ended June 30, 2009. The relative improvements to the economic environment, credit markets and advertising industry compared to 2009 have contributed to more stable valuations of these assets.

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

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to provide independent analysis when evaluating the fair value of our radio broadcasting licenses and reporting units, including goodwill. The testing for radio broadcasting licenses is performed at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a clustering of radio stations into one geographical market. We use the income approach to value broadcasting licenses, which involves a 10-year model that incorporates several variables, including, but not limited to: (i) estimated discounted cash flows of a hypothetical market participant; (ii) estimated radio market revenue and growth projections; (iii) estimated market share and revenue for the hypothetical participant; (iv) likely media competition within the market; (v) estimated start-up costs and losses incurred in the early years; (vi) estimated profit margins and cash flows based on market size and station type; (vii) anticipated capital expenditures; (viii) probable future terminal values; (ix) an effective tax rate assumption; and (x) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures. Economic conditions appear to have stabilized and the radio advertising industry experienced recovery since our last annual assessment of radio broadcasting licenses; hence, no triggering events have occurred requiring the Company to reassess license valuations since our annual assessment. Since our October 2009 annual assessment, we have not made any changes to the methodology for valuing broadcasting licenses.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. As of June 30, 2010, we had and currently have 20 reporting units, which were comprised of our 16 radio markets and four other business divisions. In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we also use the income approach method. The approach involves a 10-year model with similar variables as described above, except that the discounted cash flows are generally based on the Company’s estimated and projected market share and operational performance for its owned radio markets or other business divisions. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. Since our October 2009 annual assessment, we have not made any changes to the methodology of valuing or allocating goodwill when determining the carrying values of the radio markets, Reach Media or CCI.

In May and February of 2010, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Reach Media net revenues and cash flows declined for the first half of 2010 and full year internal projections were revised below those assumed for Year 1 (2010) in our 2009 annual impairment test.  The revenues declined following the December 31, 2009 expiration of a sales representation agreement with Citadel Broadcasting Corporation (“Citadel”) whereby a minimum level of revenue was guaranteed over the term of the agreement.  Effective January 1, 2010, Reach Media’s newly established sales organization began selling its inventory on the Tom Joyner Morning Show and under a new commission-based sales representation agreement with Citadel, Citadel sells certain inventory owned by Reach Media in connection with its 108 radio station affiliate agreements.  Management revised its internal projections for Reach Media by lowering the Year 1 revenue growth rate to 2.5% in May 2010, from 8.5% in February 2010, versus 16.5% previously assumed in our October 2009 annual assessment. Given the relative improvement in the credit markets since late 2009, the discount rate was lowered from 14.0% for the annual assessment to 13.5% for both the February and May 2010 assessments.

Below are key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual October 2009, and both interim February and May 2010 impairment tests. When compared to the discount rate of 10.0% to 10.5% used for assessing radio market reporting units, the higher discount rate used in this assessment reflects a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of the May and February 2010 interim assessments, the Company concluded no impairment to the carrying value of Reach Media had occurred.

Reach Media Goodwill (Reporting Unit Within the Radio Broadcasting Segment)	October 1, 2009	February 28, 2010	May 31, 2010
	(In millions)
Pre-tax impairment charge	$–	$–	$–

Discount Rate	14.0%	13.5%	13.5%
2010 (Year 1) Revenue Growth Rate (a)	16.5%	8.5%	2.5%
Long-term Revenue Growth Rate Range (Years 6 – 10)	2.5% - 3.0%	2.5% – 3.0%	2.5% – 2.9%
Operating Profit Margin Range	27.2% - 35.3%	22.7% - 31.4%	23.3% - 31.5%

(a)
The Year 1 revenue growth rate is driven by the September 2009 amendment of Reach Media’s sales representation agreement with Citadel, whereby the guaranteed revenue paid to Reach Media by Citadel was reduced by $2.0 million in the fourth quarter of 2009, the final quarter for the term of the agreement. Effective January 1, 2010, Reach Media and Citadel are now party to a commission based sales representation agreement, whereby Citadel sells out-of-show inventory for the Tom Joyner Morning Show. Reach Media now sells all in-show inventory.

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

As of June 30, 2010, we had a total goodwill carrying value of approximately $137.5 million across 12 of our 20 reporting units. The below table indicates the long-term cash flow growth rates assumed in our most recent impairment testing and the long-term cash flow growth/decline rates that would result in additional goodwill impairment. For two of the reporting units, given each of their significant fair value over carrying value excess, any future goodwill impairment is not likely. However, should our estimates and assumptions for assessing the fair values of the remaining ten reporting units with goodwill worsen to reflect the below or lower cash flow growth/decline rates, additional goodwill impairments may be warranted in the future.

Reporting Unit	Long-Term Cash Flow Growth Rate Used	Long-Term Cash Flow Growth/Decline Rate That Would Result in Impairment (a)
2	2.5%	Impairment not likely
16	2.5%	Impairment not likely
12	2.0%	1.1%
10	2.5%	1.1%
7	1.5%	0.8%
5	1.5%	(0.1)%
1	2.0%	(0.2)%
13	2.0%	(2.0)%
11	1.5%	(5.5)%
6	1.5%	(6.9)%
19	2.5%	(6.25)%
18	3.5%	(25.0)%

(a)
The long-term cash flow growth/decline rate that would result in additional goodwill impairment applies only to further goodwill impairment and not to any future license impairment that would result from lowering the long-term cash flow growth rates used.

Several of the radio broadcasting licenses in our units of accounting have no or limited excess of fair values over their respective carrying values. The Company last measured the fair value of its licenses as of October 1, 2009 in connection with its 2009 annual impairment test. Economic conditions have improved and radio advertising has rebounded since our 2009 annual assessment and no subsequent triggering events have occurred requiring the Company to update the valuation since then. Should our estimates, assumptions, or events or circumstances for any upcoming valuations worsen in the units with no or limited fair value cushion, additional license impairments may be needed in the future.

In addition to assessing the fair value of Reach Media as of May 2010, we performed a sensitivity analysis showing the impact resulting from: (i) a 1% or 100 basis point decrease in Reach Media growth rates; (ii) a 1% or 100 basis point decrease in cash flow margins; (iii) both a .5% or 50 basis point and a 1% or 100 basis point increase in the discount rate; and (iv) both a 5% and 10% reduction in the fair values of Reach Media. A hypothetical change in a 1% decrease in growth rates or a 1% decrease in cash flow margins did not result in any impairment.  A 1% increase in the discount rate, .5% increase in the discount rate, a 5% reduction in fair value and a 10% reduction of fair value could yield impairment charges of approximately $2.1 million, $100,000, $700,000 and $3.5 million, respectively.

Impairment of Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment triggering events for these assets for the three or six month periods ended June 30, 2010 and 2009.

Allowance for Doubtful Accounts

We must make estimates of the uncollectability of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the past four years, including the quarter ended June 30, 2010, our historical bad debt results have averaged approximately 5.3% of our outstanding trade receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required.

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

To address the exposures of unrecognized tax positions, in January 2007, we adopted ASC 740 pertaining to the accounting for uncertainty in income taxes, which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of June 30, 2010, we had approximately $6.3 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

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

The Company reassessed the estimated fair value of the award as of June 30, 2010 at approximately $5.6 million and, accordingly, recorded compensation expense and a liability for that amount. The fair value of the award as of December 31, 2009 was approximately $4.7 million. The fair valuation incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interest as of June 30, 2010 was approximately $43.7 million.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interest amount previously recorded.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2009-17 “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities,” which amends the guidance on variable interest entities (“VIE”) in ASC 810, “Consolidation.” Effective January 1, 2010, the new guidance requires more qualitative than quantitative analyses to determine the primary beneficiary of a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, amends certain guidance for determining whether an entity is a VIE and requires additional year-end and interim disclosures. Under the new guidance, a VIE must be consolidated if the enterprise has both (a) the power to direct the activities of the VIE that most significantly impact the entity's economic performance, and (b) the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. This new accounting guidance became effective for our Company upon adoption on January 1, 2010, and is being applied prospectively. The application of the new guidance did not result in any changes in the Company’s accounting for its investment in TV One. The Company updated its footnote disclosure to comply with the disclosure requirements. (See Note 5 - Investment in Affiliated Company.)

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

TV One Cable Network

Pursuant to a limited liability company agreement dated July 18, 2003, the Company and certain other investors formed TV One for the purpose of developing and distributing a new television programming service. At that time, we committed to make a cumulative cash investment in TV One of $74.0 million, of which $60.3 million had been funded as of April 30, 2007, with no additional funding investment made since then. The initial commitment period for funding the capital was extended to September 30, 2010, due in part to TV One’s lower than anticipated capital needs during the initial commitment period.

Indebtedness

The total amount available under our existing Credit Agreement with a syndicate of banks is $700.0 million, consisting of a $400.0 million revolving facility and a $300.0 million term loan facility. As of June 30, 2010, we had approximately $354.6 million in debt outstanding under the Credit Agreement which expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. We also have outstanding $200.0 million in 6 3/8% Senior Subordinated Notes due February 2013 and $101.5 million in 8 7/8% Senior Subordinated Notes due July 2011. Reach Media issued a $1.0 million promissory note payable in November 2009 to a subsidiary of Citadel. The note was issued in connection with Reach Media reacquiring Citadel’s noncontrolling stock ownership in Reach Media as well as entering into a new sales representation agreement with Radio Networks. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011. See “Liquidity and Capital Resources.”

Royalty Agreements

Effective December 31, 2009, our radio music license agreements with the two largest performance rights organizations, American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music Inc. (“BMI”), expired.  The Radio Music License Committee (“RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, has reached an agreement with these organizations on a temporary fee schedule that reflects a provisional discount of 7.0% against 2009 fee levels. The temporary fee reductions became effective in January 2010. Absent an agreement on long-term fees between the RMLC and ASCAP and BMI, the U.S. District Court in New York has the authority to make an interim and permanent fee ruling for the new contract period.  In May 2010 and June 2010, the U.S. District Court’s judge charged with determining the licenses fees ruled to further reduce interim fees paid to ASCAP and BMI, respectively, down approximately another 11.0% from the previous temporary fees negotiated with the RMLC.

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2015. In connection with these agreements,  the Company incurred approximately $3.0 million and $5.9 million for the three and six month periods ended June 30, 2010, respectively, and approximately $3.2 million and $6.3 million, respectively, for the three and six month periods ended June 30, 2009.

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of June 30, 2010:

	Payments Due by Period
Contractual Obligations	2010	2011	2012	2013	2014	2015 and Beyond	Total
	(In thousands)
8 7/8% Senior Subordinated Notes(1)	$4,505	$110,519	$—	$—	$—	$—	$115,024
6 3/8% Senior Subordinated Notes(1)	6,375	12,750	12,750	206,375	—	—	238,250
Credit facilities(2)	20,699	347,675	994	—	—	—	369,368
Note payable(3)	35	1,070	—	—	—	—	1,105
Other operating contracts/ agreements(4)	27,615	29,198	23,981	11,279	11,301	—	103,374
Operating lease obligations	3,859	7,194	5,280	4,187	3,293	8,302	32,115
Total	$63,088	$508,406	$43,005	$221,841	$14,594	$8,302	$859,236

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of June 30, 2010.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of June 30, 2010.

(3)
Represents a $1.0 million promissory note payable issued in November 2009 by Reach Media to a subsidiary of Citadel. The note was issued in connection with Reach Media reacquiring Citadel’s noncontrolling interest in Reach Media as well as entering into a new sales representation agreement with Radio Networks. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011.

(4)
Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements.

Reflected in the obligations above, as of June 30, 2010, we had a swap agreement in place for a total notional amount of $25.0 million. The period remaining on the swap agreement is 23.5 months. If we terminate our interest swap agreement before it expires, we will be required to pay early termination fees. Our credit exposure under the agreement is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2010, we had three standby letters of credit totaling $610,000 in connection with our annual insurance policy renewals.  In addition we had a letter of credit of $295,000 in connection with a contract we inherited as part of the acquisition of CCI.

RELATED PARTY TRANSACTIONS

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three and six months ended June 30, 2010 and 2009, Radio One paid $0 and $6,000, and $1,000 and $28,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three and six months ended June 30, 2010 and 2009 the Company provided no advertising services to Music One. There were no cash, trade or no-charge orders placed by Music One for the three and six months ended June 30, 2010 and 2009. As of June 30, 2010, Music One owed Radio One $102,000 for office space and administrative services provided in 2009, 2008 and 2007.

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

Changes in internal control over financial reporting

During the three months ended June 30, 2010, management has established new procedures for certain material agreements that may impact upon the Company’s financials.  These new procedures include wider distribution of material agreements to members of our finance department for review and approval as it pertains to accounting considerations.  We believe this new wider distribution will effectively remediate the past material weakness in our internal control over financial reporting related to the proper measurement and classification of any noncontrolling interests held by the Company.  We are strengthening our process to test the effectiveness of these procedures and will take further control measures, as needed.  There were no further changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On June 29, 2010, the Company held its Annual Meeting of Stockholders pursuant to a Notice of Annual Meeting of Stockholders and Proxy Statement dated April 1, 2010, a copy of which has been previously filed with the Securities and Exchange Commission.  Stockholders were asked to vote upon the following proposals:

1) The election of Terry L. Jones and Brian W. McNeill as Class A directors to serve until the 2011 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

2) The election of Catherine L. Hughes, Alfred C. Liggins, III, D. Geoffrey Armstrong, Ronald E. Blaylock and B. Doyle Mitchell, Jr. as directors to serve until the 2011 Annual Meeting of Stockholders or until their successors are duly elected and qualified.

3) The ratification of the appointment of Ernst & Young LLP as independent auditors for Radio One for the year ending December 31, 2010.

The results of the voting on the proposals were as follows:

		Number of Votes
		Class A	Class B

Proposal 1
Jones	For	762,822
	Withhold Authority	51,887
McNeill	For	777,359
	Withhold Authority	37,350
Proposal 2
Hughes	For	430,309	28,618,430
	Withhold Authority	384,400
Liggins	For	452,953	28,618,430
	Withhold Authority	361,756
Armstrong	For	779,359	28,618,430
	Withhold Authority	35,350
Blaylock	For	779,359	28,618,430
	Withhold Authority	35,350
Mitchell	For	779,322	28,618,430
	Withhold Authority	35,387
Proposal 3	For	2,292,405	28,618,430
	Against	77,131
	Abstain	8,921

Item 5.  Other Information

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

In addition, on July 15, 2010, the Company extended the expiration time of its exchange offer for its 2011 Notes and its 2013 Notes to July 31, 2010.  The Company also announced that its previously announced subscription offer to holders of Existing Notes who participate in the exchange offer to purchase its new 8.5%/9.0% Second-Priority Senior Secured Grid Notes due 2016 expired on July 15, 2010, and the Company has determined not to further extend the subscription offer.  On August 2, 2010, the Company further extended the expiration time of its exchange offer for its 2011 Notes and its 2013 Notes to August 13, 2010.

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