Form 10-Q
period 2010-09-30
RADIO ONE, INC.
filed 2010-11-04
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
 ________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2010
Class A Common Stock, $.001 Par Value	2,863,912
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	3,121,048
Class D Common Stock, $.001 Par Value	45,416,082

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•
our recurring losses from operations and need to obtain cash flow from operations or adequate funding to fund our ongoing operations or pay our outstanding debt raise substantial doubt as to our ability to continue as a going concern;

•
failure to complete the anticipated refinancing transactions, as generally described in our Current Report on Form 8-K filed June 16, 2010, and as may be amended, for any reason, likely would require us to seek protection under Chapter 11 of the Bankruptcy Code;

•
the effects the global financial and economic downturn, credit and equity market volatility and continued fluctuations in the U.S. economy may continue to have on our business and financial condition and the business and financial condition of our advertisers;

•	continued fluctuations in the economy could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	our high degree of leverage may impact upon our ability to refinance our debt and/or the terms upon which we refinance given current market conditions;

•	fluctuations in the demand for advertising across our various media given the current economic environment;

•	our relationship with a significant customer has changed and we no longer have a guaranteed level of revenue from that customer;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the FCC relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill and other intangible assets, particularly in light of the current economic environment;

•	increased competition from new media and technologies;

•	the impact of our acquisitions, dispositions and similar transactions; and

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

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
		(As Adjusted – See Note 1)		(As Adjusted – See Note 1)

	(In thousands, except share data)

NET REVENUE	$74,491	$74,651	$208,703	$204,835
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $0 and $0, and $0 and $88, respectively	18,811	17,994	56,736	56,856
Selling, general and administrative, including stock-based compensation of $151 and $54, and $833 and $285, respectively	27,517	24,018	78,290	68,828
Corporate selling, general and administrative, including stock-based compensation of $757 and $248, and $4,044 and $1,014, respectively	6,245	4,950	24,581	16,048
Depreciation and amortization	4,625	5,337	14,195	15,804
Impairment of long-lived assets	—	—	—	48,953
Total operating expenses	57,198	52,299	173,802	206,489
Operating income (loss)	17,293	22,352	34,901	(1,654)
INTEREST INCOME	28	33	95	98
INTEREST EXPENSE	12,122	9,224	31,059	29,036
GAIN ON RETIREMENT OF DEBT	—	—	—	1,221
EQUITY IN INCOME OF AFFILIATED COMPANY	(1,784)	(1,397)	(3,832)	(3,294)
OTHER EXPENSE, net	50	38	2,934	96
Income (loss) before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and loss from discontinued operations	6,933	14,520	4,835	(26,173)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	4,760	(1,508)	4,685	7,340
Net income (loss) from continuing operations	2,173	16,028	150	(33,513)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(125)	(90)	(205)	(835)
CONSOLIDATED NET INCOME (LOSS)	2,048	15,938	(55)	(34,348)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	1,010	1,712	1,427	3,650
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,038	$14,226	$(1,482)	$(37,998)

BASIC AND DILUTED CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$0.02	$0.25	$(0.02)*	$(0.60)
Discontinued operations, net of tax	(0.00)	(0.00)	(0.00)*	(0.01)
Net income (loss) attributable to common stockholders	$0.02	$0.25	$(0.03)*	$(0.61)
WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	52,064,108	56,242,964	51,316,498	61,873,161
Diluted	54,262,885	56,684,369	51,316,498	61,873,161

*  Earnings per share amounts may not add due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2010	December 31, 2009
	(Unaudited)

	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$21,571	$19,963
Trade accounts receivable, net of allowance for doubtful accounts of $2,784 and $2,651, respectively	60,840	47,019
Prepaid expenses and other current assets	4,739	4,950
Current assets from discontinued operations	78	424
Total current assets	87,228	72,356
PROPERTY AND EQUIPMENT, net	35,318	40,585
GOODWILL	137,493	137,517
RADIO BROADCASTING LICENSES	698,645	698,645
OTHER INTANGIBLE ASSETS, net	36,656	35,059
INVESTMENT IN AFFILIATED COMPANY	46,479	48,452
OTHER ASSETS	2,565	2,854
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	—	74
Total assets	$1,044,384	$1,035,542

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable	$2,719	$4,160
Accrued interest	10,355	9,499
Accrued compensation and related benefits	12,085	10,249
Income taxes payable	2,444	1,533
Other current liabilities	7,105	7,236
Current portion of long-term debt	652,138	652,534
Current liabilities from discontinued operations	2,428	2,949
Total current liabilities	689,274	688,160
LONG-TERM DEBT, net of current portion	1,000	1,000
OTHER LONG-TERM LIABILITIES	10,147	10,185
DEFERRED TAX LIABILITIES	90,762	88,144
Total liabilities	791,183	787,489

REDEEMABLE NONCONTROLLING INTERESTS	44,047	52,225

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at September 30, 2010 and December 31, 2009	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,863,912 and 2,981,841 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 45,416,082 and 42,280,153 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	45	42
Accumulated other comprehensive loss	(1,685)	(2,086)
Additional paid-in capital	982,679	968,275
Accumulated deficit	(771,894)	(770,412)
Total stockholders’ equity	209,154	195,828
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$1,044,384	$1,035,542

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

							Accumulated
	Convertible	Common	Common	Common	Common		Other	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Comprehensive	Paid-In	Accumulated	Stockholders’
	Stock	Class A	Class B	Class C	Class D	Income (Loss)	Loss	Capital	Deficit	Equity
	(In thousands)

BALANCE, as of December 31, 2009	$-	$3	$3	$3	$42		$(2,086)	$968,275	$(770,412)	$195,828
Comprehensive loss:
Net loss	-	-	-	-	-	$(1,482)	-	-	(1,482)	(1,482)
Change in unrealized loss on derivative and hedging activities, net of taxes	-	-	-	-	-	401	401	-	-	401
Comprehensive loss						$(1,081)
Stock-based compensation expense	-	-	-	-	3		-	4,874	-	4,877
Decretion of redeemable noncontrolling interests to estimated redemption value								9,530	-	9,530
BALANCE, as of September 30, 2010	$-	$3	$3	$3	$45		$(1,685)	$982,679	$(771,894)	$209,154

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
		(As Adjusted – See Note 1)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	(55)	(34,348)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	14,195	15,804
Amortization of debt financing costs	1,694	1,811
Write off of debt financing costs	3,055	—
Deferred income taxes	2,611	3,887
Impairment of long-lived assets	—	48,953
Equity in income of affiliated company	(3,832)	(3,294)
Stock-based compensation	4,877	1,381
Gain on retirement of debt	—	(1,221)
Amortization of contract inducement and termination fee	—	(1,263)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(13,821)	(617)
Prepaid expenses and other assets	211	1,404
Other assets	6,868	1,481
Accounts payable	(1,824)	348
Accrued interest	856	(6,122)
Accrued compensation and related benefits	1,836	(2,715)
Income taxes payable	911	855
Other liabilities	(403)	(4,687)
Net cash flows (used in) provided from operating activities of discontinued operations	(404)	207
Net cash flows provided from operating activities	16,775	21,864
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,251)	(3,368)
Purchase of other intangible assets	(341)	(272)
Net cash flows used in investing activities	(3,592)	(3,640)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of other debt	—	(153)
Proceeds from credit facility	12,000	111,500
Repayment of credit facility	(12,396)	(125,170)
Repurchase of senior subordinated notes	—	(1,220)
Debt refinancing and modification costs	(11,179)	—
Repurchase of common stock	—	(10,695)
Net cash flows used in financing activities	(11,575)	(25,738)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,608	(7,514)
CASH AND CASH EQUIVALENTS, beginning of period	19,963	22,289
CASH AND CASH EQUIVALENTS, end of period	$21,571	$14,775

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$28,510	$33,346
Income taxes	$1,160	$2,731

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In December 2009, the Company ceased publication of our urban-themed lifestyle periodical Giant Magazine. The remaining assets and liabilities of this publication have been classified as discontinued operations as of September 30, 2010 and December 31, 2009, and the publication’s results from operations for the three months and nine months ended September 30, 2010 and 2009, have been classified as discontinued operations in the accompanying consolidated financial statements.

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

Certain reclassifications associated with accounting for discontinued operations have been made to the accompanying prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported net income or loss, or any other previously reported statements of operations, balance sheet or cash flow amounts. (See Note 3 – Discontinued Operations.)

(c)  Financial Instruments

Financial instruments as of September 30, 2010 and December 31, 2009 consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, note payable, redeemable noncontrolling interests and long-term debt. The carrying amounts approximated fair value for each of these financial instruments as of September 30, 2010 and December 31, 2009, except for the Company’s outstanding senior subordinated notes. The 8 7/8% Senior Subordinated Notes due July 2011 had a carrying value of $101.5 million and a fair value of approximately $89.3 million as of September 30, 2010, and a carrying value of $101.5 million and a fair value of approximately $78.2 million as of December 31, 2009. The 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $200.0 million and a fair value of approximately $168.0 million as of September 30, 2010, and a carrying value of $200.0 million and a fair value of approximately $142.0 million as of December 31, 2009. The fair values were determined based on the trading values of these instruments as of the reporting date.

(d)  Revenue Recognition

The Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $8.3 million and $7.8 million for the three months ended September 30, 2010 and 2009, respectively.  Agency and outside sales representative commissions were approximately $23.4 million and $20.7 million for the nine months ended September 30, 2010 and 2009, respectively.

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

(e)  Barter Transactions

From time to time, as part of our normal operations, the Company provides broadcast advertising time in exchange for programming content and certain services. In accordance with ASC 605, “Revenue Recognition,” the terms of these exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended September 30, 2010 and 2009, barter transaction revenues were $794,000 and $820,000, respectively. For each of the nine months ended September 30, 2010 and 2009, barter transaction revenues were $2.4 million. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $741,000 and $779,000 and $53,000 and $41,000, for the three months ended September 30, 2010 and 2009, respectively.  For the nine months ended September 30, 2010 and 2009, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $2.2 million and $2.3 million and $184,000 and $124,000, respectively.

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

The following table sets forth the components of comprehensive loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands)

Consolidated net income (loss)	$2,048	$15,938	$(55)	$(34,348)
Other comprehensive income (loss) (net of tax benefit of $0 for all periods):
Derivative and hedging activities	5	(97)	401	378
Comprehensive income (loss)	2,053	15,841	346	(33,970)
Comprehensive income attributable to the noncontrolling interests	1,010	1,712	1,427	3,650
Comprehensive (loss) income attributable to common stockholders	$1,043	$14,129	$(1,081)	$(37,620)

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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
Numerator:
Consolidated net income (loss) attributable to common stockholders	$1,038	$14,226	$(1,482)	$(37,998)
Denominator:
Denominator for basic net income (loss) per share - weighted average outstanding shares	52,064,108	56,242,964	51,316,498	61,873,161
Effect of dilutive securities:
Stock options and restricted stock	2,198,777	441,405	—	—
Denominator for diluted net income per share - weighted-average outstanding shares	54,262,885	56,684,369	51,316,498	61,873,161

Net income (loss) attributable to common stockholders per share - basic	$0.02	$0.25	$(0.03)	$(0.61)
Net income (loss) attributable to common stockholders per share - diluted	$0.02	$0.25	$(0.03)	$(0.61)

 All stock options and restricted stock were excluded from the diluted calculation for the nine months ended September 30, 2010 and 2009, as their inclusion would have been anti-dilutive.  Additionally, for the three months ended September 30, 2010 and 2009, approximately 5.1 million options and 5.4 million options, respectively, to purchase shares were not included in the diluted earnings per share calculation, as their inclusion would have been anti-dilutive. The following table summarizes the potential common shares excluded from the diluted calculation.

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands)

Stock options	5,090	5,371
Restricted stock	2,185	504

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

      As of September 30, 2010 and December 31, 2009, the fair values of our financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)

As of September 30, 2010
Liabilities subject to fair value measurement:
Interest rate swap (a)	$1,687	$—	$1,687	$—
Employment agreement award (b)	5,733	—	—	5,733
Total	$7,420	$—	$1,687	$5,733

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interest (c)	$44,047	$—	$—	$44,047

As of December 31, 2009
Liabilities subject to fair value measurement:
Interest rate swap (a)	$2,086	$—	$2,086	$—
Employment agreement award (b)	4,657	—	—	4,657
Total	$6,743	$—	$2,086	$4,657

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$52,225	$—	$—	$52,225

(a) Based on London Interbank Offered Rate (“LIBOR”).

(b)  Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company or is terminated for cause. A third-party valuation firm assisted the Company in estimating the fair valuation of the award. (See Note 6 – Derivative Instruments and Hedging Activities.)

(c)  Redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. Significant inputs to the discounted cash flow analysis include forecasted operating results, the discount rate and a terminal value.

      The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2010.

	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2009	$4,657	$52,225
Losses included in earnings	1,076	—
Net income attributable to noncontrolling interest	—	1,427
Decretion to estimated redemption value	—	(9,605)
Balance at September 30, 2010	$5,733	$44,047

The amount of total gains for the period included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date	$(1,076)	$—

The increase in the fair value of the employment award liability was recorded in the consolidated statements of operations as corporate selling, general and administrative expenses for the three and nine months ended September 30, 2010.

Net income attributable to noncontrolling interest amounts reflected in the table above was recorded in the consolidated statements of operations as noncontrolling interest in income of subsidiaries for the three and nine months ended September 30, 2010.

Certain assets and liabilities are measured at fair value on a non-recurring basis.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired. These assets were not impaired during the three and nine months ended September 30, 2010 and therefore were not reported at fair value.

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

In June 2005, the Company entered into an agreement with a syndicate of banks (the “Credit Agreement”).  The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been refinanced or repurchased prior to such date) or (b) June 30, 2012. Management believes it is probable that the Company will refinance the 8 7/8% Senior Subordinated Notes prior to January 1, 2011. The Senior Subordinated Notes and credit facilities are classified as current in the accompanying consolidated balance sheets at September 30, 2010 and December 31, 2009 as these obligations may become callable due to the termination of the Forbearance Agreement Amendment on September 10, 2010.

        As of each of June 30, 2010, July 1, 2010 and September 30, 2010, we were not in compliance with the terms of our Existing Credit Facility. More specifically, (i) as of June 30, 2010, we failed to maintain a then required total leverage ratio of 7.25 to 1.00, (ii) as of July 1, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we failed to maintain the requisite total leverage ratio, (iii) as of September 30, 2010, we failed to meet our current total leverage ratio requirement of 6.50 to 1.00 and our senior leverage ratio requirement of 4.00 to 1.00, and (iv) as of each of June 30, 2010 and September 30, 2010, we failed to meet certain hedging obligations; specifically, we failed to maintain a ratio of at least 50% fixed rate debt to floating rate debt. On July 15, 2010, the Company and its subsidiaries entered into a forbearance agreement (the “Forbearance Agreement”) with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as administrative agent (the “Agent”), and financial institutions constituting the majority of outstanding loans and commitments (the “Required Lenders”) under our Existing Credit Facility, relating to the defaults and events of default occurring as of June 30, 2010 and July 1, 2010.  On August 13, 2010, we entered into an amendment to the Forbearance Agreement (the “Forbearance Agreement Amendment”) that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to the then anticipated default caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern as issued in connection with the restatement of our financial statements.  Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 8 7/8% Senior Subordinated Notes due 2011 (“2011 Notes”) and/or the 6 3/8% Senior Subordinated Notes due 2013 (“2013 Notes”).

On August 5, 2010, the Agent delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes.   As a result, neither we nor any of our guaranteeing subsidiaries may make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010.  The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the 2013 Notes Indenture expired on September 15, 2010.  While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could declare the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, as of the date of this filing, no such remedies have been sought as we continue to negotiate the terms of the amended exchange offer and a new support agreement with the members of the ad hoc group of holders of our 2011 and 2013 Notes.  The event of default under the 2013 Notes Indenture also constitutes an event of default under the Existing Credit Facility.  While the Forbearance Agreement Amendment expired by its terms on September 10, 2010, we and the Agent continue to negotiate the terms of a credit facility amendment (the “Credit Agreement Amendment”) and the Agent and the lenders have not, as of the date of this filing, exercised additional remedies under the Existing Credit Facility.   We, along with our advisors, have negotiated the principal terms of the Credit Agreement Amendment with the Agent. However, to the extent the Required Lenders do not agree to enter into the Credit Agreement Amendment at the completion of an amended exchange offer, we would expect that all of our indebtedness under the Existing Credit Facility would be declared immediately due and payable.  Such acceleration of our indebtedness would also cause a cross-default under our other debt obligations, including under the Existing Notes.

If we complete our anticipated refinancing transactions, we intend to pay the August 16, 2010 defaulted interest in full in cash and cure or otherwise obtain a waiver of any and all defaults or events of default under the 2013 Notes Indenture and the Existing Credit Facility.  The members of the ad hoc group continue to forbear from exercising rights and remedies under the Existing Indentures with respect to any default or event of default that has occurred or may occur as a result of our failure to make the interest payment on the 2013 Notes due on August 16, 2010.  However, we cannot assure that we will complete our anticipated refinancing transactions.  In the event we do not complete our anticipated refinancing transactions and remedies are exercised by the trustee or holders under the 2013 Notes Indenture, we would expect that all of our indebtedness under the Existing Notes and the Existing Credit Facility would be declared immediately due and payable.  Either of these events would make it difficult for us to operate our business in the ordinary course, and we would likely need to seek protection under Chapter 11 of the Bankruptcy Code. The accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of liabilities that may result from the outcome of this uncertainty.

Management’s projections are dependent on the continuation of the recently improving economic and advertising environments, and any adverse fluctuations, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly or do not continue to rebound, or if other adverse factors outside the Company’s control arise, our operations could be negatively impacted, and the Company’s ability to maintain compliance with its debt covenants could be negated or even prevented. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions and deferrals, seeking its share of distributions from TV One and further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments, subject to our available liquidity to make such repurchases. It should be noted that the TV One distributions require the consent of third-parties and there is no assurance that such third-party consents would be granted. These third parties did approve TV One distributions for the fourth quarter of 2009, as well as for the first, second and third quarters of 2010.

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

In November 2009, Reach Media entered into a new sales representation agreement (the “New Sales Representation Agreement”) with Radio Networks whereby Radio Networks serves as the sales representative for the out-of-show portions of Reach Media’s advertising inventory for the period beginning January 1, 2010 through December 31, 2012.  Under the New Sales Representation Agreement, which is commission based, there are no minimum guarantees on revenue.  Consequently, and combined with the fact that Radio Networks is only selling out-of-show advertising inventory, we believe it is unlikely that total revenue to be generated from Radio Networks will exceed 10% in future periods.

For the three months and nine months ended September 30, 2009, net revenues attributable to the RN Barter Revenue and Sales Representation Agreement were approximately $8.6 million and $25.8 million, respectively, all of which was reported in our Radio Broadcasting segment.

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

2.  ACQUISITIONS

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

As part of the Company’s acquisition of a controlling 51% ownership interest of Reach Media in 2005, the noncontrolling shareholders of Reach Media were granted the right to require Reach Media, a consolidated subsidiary of the Company, to purchase all or a portion of their shares at the then current fair market value for such shares during the 30 day period beginning on February 28, 2012 and each anniversary thereafter (“Put Right”). The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Radio One, at the sole discretion of Radio One. Because the Company cannot ensure that it will be able to settle the Put Right in registered shares, the Company determined that the Put Right is presumed to be settlable only in cash. Accordingly, the noncontrolling interests are considered to be instruments that are redeemable at the option of the holders for cash and are classified outside of permanent equity in mezzanine equity.

3.  DISCONTINUED OPERATIONS

In December 2009, the Company ceased publication of Giant Magazine. The remaining assets and liabilities of this publication have been classified as discontinued operations as of September 30, 2010 and 2009, and the publication’s results from operations for the three months and nine months ended September 30, 2010 and 2009, have been classified as discontinued operations in the accompanying consolidated financial statements.

The following table summarizes the operating results for Giant Magazine as well as all of the stations sold and classified as discontinued operations for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)
	(In thousands)

Net revenue	$—	$852	$—	$1,423
Station operating expenses	113	994	188	2,489
Depreciation and amortization	—	24	3	72
Loss (gain) on sale of assets	12	16	14	(302)
(Loss) income before income taxes	(125)	(182)	(205)	(836)
(Benefit from) provision for income taxes	—	(92)	—	1
Loss from discontinued operations, net of tax	$(125)	$(90)	$(205)	$(835)

The assets and liabilities of Giant Magazine and all stations classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	As of
	September 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$78	$424
Total current assets	78	424
Property and equipment, net	—	14
Intangible assets, net	—	60
Total assets	$78	$498
Current liabilities:
Accounts payable	$—	$91
Accrued compensation and related benefits	—	70
Other current liabilities	2,428	2,788
Total current liabilities	2,428	2,949
Total liabilities	$2,428	$2,949

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

Since our October 2009 annual goodwill impairment test, the Company has revised its internal projections for Reach Media three times due to lower than expected revenue and operating results during the first, second and third quarters of 2010. These revised financial projections are lower than those assumed in the 2009 annual testing. The decline in net revenues was driven by the December 31, 2009 expiration of a sales representation agreement with Citadel whereby a minimum level of revenue was guaranteed over the term of the agreement.  Reach Media’s newly established sales organization began selling its inventory on the Tom Joyner Morning Show and under a new commission based sales representation agreement with Citadel.  The Company deemed the lowered financial projections as triggering events that warranted interim impairment testing of goodwill attributable to Reach Media. We performed such testing as of February 28, 2010, May 31, 2010, and again as of August 31, 2010 and concluded all three times that the goodwill carrying value for Reach Media had not been impaired. Accordingly, there were no impairment charges recorded for the three or nine month periods ended September 30, 2010 for Reach Media.

During the first quarter of 2009, the prolonged economic downturn at that time caused further deterioration to the then current 2009 outlook for the radio industry, and resulted in further significant revenue and profitability declines beyond levels assumed in our 2008 annual impairment testing. As a result, we made reductions to our internal projections and given the adverse impact on terminal values, we deemed the then worsening radio outlook and the lowering of our early 2009 internal projections as impairment indicators that warranted interim impairment testing of our radio broadcasting licensees and goodwill associated with our radio markets, which we performed as of February 28, 2009. The outcome of our interim testing was to record impairment charges against radio broadcasting licenses in 11 of our 16 markets, for approximately $49.0 million, for the three months ended March 31, 2009. The Company concluded that goodwill had not been impaired during the first quarter of 2009.  There were no impairment charges recorded for the three or nine month periods ended September 30, 2010.

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

Compared to our October 2008 annual testing, the projections incorporated into our February and August 2009 license valuations were more conservative and included updated assumptions relative to the prolonged economic downturn at that time, which led to a further weakened, deteriorating and less profitable radio marketplace with reduced potential for growth. Specifically, while we kept the discount rate at 10.5%, we increased the 2009 radio marketplace revenue decline from (8.0)% to a range of (13.1)% to (17.7)%, which in most cases decreased market share ranges. We assumed a slight recovery, with growth rates ranging from 0.3% to 0.5% in Year 2, which is 2010. Industry growth rates can still vary significantly year to year based upon the even and odd numbered years in the projection period, which is reflective of what could be significant cyclical content for political advertising in the even numbered years.

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

Below are other key assumptions used in the income approach model for estimating broadcasting licenses fair values for the annual October 2008 and October 2009 as well as the interim February 2009 and August 2009 impairment tests.

Radio Broadcasting Licenses	October 1, 2008	February 28, 2009	August 31, 2009 (a)	October 1, 2009
	(In millions)
Pre-tax impairment charge	$51.2	$49.0	$–	$16.1

Discount Rate	10.5%	10.5%	–	10.5%
Year 1 Market Revenue Growth or Decline Rate or Range	(8.0)%	(13.1)% - (17.7)%	(22.3)%	1.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.5%	–	1.0% - 2.5%
Mature Market Share Range	1.2% - 27.0%	1.2% - 27.0%	–	0.8% - 28.1%
Operating Profit Margin Range	20.0% - 50.7%	17.7% - 50.7%	–	18.5% - 50.7%

(a)	Reflects changes only to the key assumptions used in the February 2009 interim testing for a certain unit of accounting.

Relative to the 2009 environment, the recent improved economy and credit markets and the recovery of the advertising industry have contributed to more stable valuations for these intangible assets in 2010. In addition, there were no triggering events warranting impairment testing of our radio broadcasting licenses for the three and nine month periods ended September 30, 2010.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We currently have, and had as of our October 2009 annual impairment assessments, 20 reporting units. For the purpose of valuing goodwill, the 20 reporting units consist of the 16 radio markets and four other business divisions. In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we also use the income approach to estimate the fair value of our reporting units. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are generally based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 350, “Intangibles - Goodwill and Other,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. We have not made any changes to the methodology for determining the fair value of our reporting units or goodwill.

For the August 2010 goodwill interim impairment test of Reach Media, using updated internal projections, the Year 1 (2010) revenue growth rate remained at 2.5%. The 2010 growth rates used in the impairment tests are lower than the 16.5% growth rate assumed in the October 2009 annual assessment. The 2010 revenue growth rates were lowered to reflect Reach Media net revenues and cash flows which had declined for the three quarters of 2010 compared to the same period in 2009, thus causing the Company to revise its financial projections below those assumed in the 2009 annual impairment test. The revenue decline was attributable to the December 31, 2009 expiration of a sales representation agreement with Citadel whereby a minimum level of revenue was guaranteed over the term of the agreement.  Reach Media’s newly established sales organization began selling its inventory on the Tom Joyner Morning Show and under a new commission based sales representation agreement with Citadel.

Below are key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual October 2009 and interim February, May and August 2010 impairment tests. When compared to a 9.5% to 10.5% discount rate used for assessing radio market reporting units, the higher discount rate used in this assessment reflects a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner.

Reach Media Goodwill (Reporting Unit Within the Radio Broadcasting Segment)	October 1, 2009		February 28, 2010	May 31, 2010	August 31, 2010
	(In millions)
Pre-tax impairment charge	$–		$–	$–	$–

Discount Rate	14.0%		13.5%	13.5%	13.0%
2010 (Year 1) Revenue Growth Rate	16.5	% (a)	8.5%	2.5%	2.5%
Long-term Revenue Growth Rate Range (Years 6 – 10)	2.5% - 3.0%		2.5% – 3.0%	2.5% – 2.9%	2.5% – 3.3%
Operating Profit Margin Range	27.2% - 35.3%		22.7% - 31.4%	23.3% - 31.5%	25.5% - 31.2%

(a)
The Year 1 revenue growth rate is driven by the September 2009 amendment of Reach Media’s sales representation agreement with Citadel, whereby the guaranteed revenue paid to Reach Media by Citadel was reduced by $2.0 million in the fourth quarter of 2009, the final quarter for the term of the agreement. Effective January 2010, Reach Media and Citadel became parties to a commission based sales representation agreement, whereby Citadel sells out-of-show inventory for the Tom Joyner Morning Show. Reach Media now sells all in-show inventory.

As a result of the February, May and August 2010 interim impairment tests, the Company concluded that the carrying value of goodwill attributable to Reach Media had not been impaired.

Goodwill Valuation Results

The table below presents the changes in the carrying amount of goodwill by segment and reporting unit during the nine month period ended September 30, 2010. The actual reporting units are not disclosed so as to not make publicly available sensitive information that could potentially be competitively harmful to the Company.

		Changes in Goodwill Carrying Value
		Nine Months Ended September 30, 2010
	As of December 31, 2009		Acquisitions/	Other	As of September 30, 2010
Reporting Unit	Goodwill	Impairment	Dispositions	Activity	Goodwill

Reporting Unit 3	$-	$-	$-	$-	$-
Reporting Unit 4	-	-	-	-	-
Reporting Unit 8	-	-	-	-	-
Reporting Unit 9	-	-	-	-	-
Reporting Unit 15	-	-	-	-	-
Reporting Unit 14	-	-	-	-	-
Reporting Unit 2	406	-	-	-	406
Reporting Unit 6	928	-	-	-	928
Reporting Unit 10	2,081	-	-	-	2,081
Reporting Unit 13	2,491	-	-	-	2,491
Reporting Unit 12	2,915	-	-	-	2,915
Reporting Unit 11	3,791	-	-	-	3,791
Reporting Unit 16	4,442	-	-	-	4,442
Reporting Unit 5	5,074	-	-	-	5,074
Reporting Unit 7	12,887	-	-	-	12,887
Reporting Unit 19	30,468	-	-	-	30,468
Reporting Unit 1	50,194	-	-	-	50,194
Radio Broadcasting Segment	115,677	-	-	-	115,677

Corporate/Eliminations/Other	-	-	-	-	-
Reporting Unit 20	-	-	-	-	-

		-	-	-	-

Reporting Unit 17	-	-	-	-	-
Reporting Unit 18	21,840	-	-	(24)	21,816
Internet Segment	21,840	-	-	(24)	21,816

Total	$137,517	$-	$-	$(24)	$137,493

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	As of
	September 30, 2010	December 31, 2009	Period of Amortization
	(Unaudited)
	(In thousands)

Trade names	$17,133	$16,965	2-5 Years
Talent agreement	19,549	19,549	10 Years
Debt financing and modification costs	25,159	17,527	Term of debt
Intellectual property	13,011	13,011	4-10 Years
Affiliate agreements	7,769	7,769	1-10 Years
Acquired income leases	1,282	1,282	3-9 Years
Non-compete agreements	1,260	1,260	1-3 Years
Advertiser agreements	6,613	6,613	2-7 Years
Favorable office and transmitter leases	3,358	3,358	2-60 Years
Brand names	2,539	2,539	2.5 Years
Other intangibles	1,257	1,260	1-5 Years
	98,930	91,133
Less: Accumulated amortization	(62,274)	(56,074)
Other intangible assets, net	$36,656	$35,059

Amortization expense of intangible assets for the three months ended September 30, 2010 and 2009 was approximately $1.8 million and $2.1 million, respectively, and for the nine months ended September 30, 2010 and 2009 was approximately $5.4 million and $6.4 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the three months ended September 30, 2010 and 2009 was $527,000 and $606,000, respectively, and for the nine month periods ended September 30, 2010 and 2009 was approximately $1.7 million and $1.8 million, respectively.

The following table presents the Company’s estimate of amortization expense for the remainder of 2010 and years 2011 through 2015 for intangible assets, excluding deferred financing costs:

(In thousands)

2010 (October through December)	$1,666
2011	$5,647
2012	$5,415
2013	$4,830
2014	$4,124
2015	$248

Actual amortization expense may vary as a result of future acquisitions and dispositions.

5.  INVESTMENT IN AFFILIATED COMPANY

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, LLC, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of April 30, 2007, with no additional funding investment made since then. Since December 31, 2006, the initial four year commitment period for funding the capital has been extended on a quarterly basis due in part to TV One’s lower than anticipated capital needs.  Currently, the commitment period has been extended to November 15, 2010, and we anticipate further extension based upon TV One’s cash flow and anticipated capital needs.  In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One. As of September 30, 2010, the Company owned approximately 37% of TV One on a fully-converted basis.

On June 16, 2010, the Company announced a series of financing transactions designed to refinance substantially all of its existing indebtedness (the “Refinancing Transactions”) and finance (the “TV One Financing”) its purchase of an additional approximately 19% of the outstanding equity interests in TV One (the “TV One Acquisition”). On July 16, 2010, the Company announced that it had extended the expiration time of the Refinancing Transactions; however, it also announced that it had determined not to further extend the subscription offer for the TV One Financing.  Thus, the Company elected to focus its efforts on the Refinancing Transactions and determined not to continue to pursue the TV One Acquisition at that time.  As of the date hereof, the Company maintains its ownership of approximately 37% of TV One on a fully-converted basis.

The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the three months ended September 30, 2010 and 2009, the Company’s allocable share of TV One’s operating income was $1.8 million and $1.4 million, respectively.  For the nine months ended September 30, 2010 and 2009, the Company’s allocable share of TV One’s operating income was $3.8 million and $3.3 million, respectively.

At each of September 30, 2010 and December 31, 2009, the carrying value of the Company’s investment in TV One was approximately $46.5 million and $48.5 million, respectively, and is presented on the consolidated balance sheets as investment in affiliated company. At September 30, 2010, the Company has future contractual funding commitments of $13.7 million and the Company’s maximum exposure to loss as a result of its involvement with TV One was determined to be approximately $60.2 million, which is the Company’s carrying value of its investment plus its future contractual funding commitment.

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

The Company is accounting for the services provided to TV One under the advertising services agreements in accordance with ASC 505-50-30, “Equity.”  As services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. The most reliable unit of measurement has been determined to be the value of underlying advertising time that is being provided to TV One. The Company recognized $42,000 and $334,000 in revenue relating to this agreement for the three months ended September 30, 2010 and 2009, respectively.  The Company recognized $1.0 million in revenue relating to this agreement for both of the nine month periods ended September 30, 2010 and 2009.

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

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheets are as follows:

	Liability Derivatives
	As of September 30, 2010		As of December 31, 2009
	(Unaudited)
	(In thousands)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Current Liabilities	$—	Other Current Liabilities	$486
Interest rate swaps	Other Long-Term Liabilities	1,687	Other Long-Term Liabilities	1,600

Derivatives not designated as hedging instruments:
Employment agreement award	Other Long-Term Liabilities	5,733	Other Long-Term Liabilities	4,657
Total derivatives		$7,420		$6,743

The effect and the presentation of the Company’s derivative instruments on the consolidated statements of operations are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) in Other Comprehensive Loss on Derivative (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location	Amount
Three Months Ended September 30,
(Unaudited)
(In thousands)

	2010	2009		2010	2009		2010	2009
Interest rate swaps	$5	$(97)	Interest expense	$(254)	$(485)	Interest expense	$—	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) in Other Comprehensive Loss on Derivative (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location	Amount
Nine Months Ended September 30,
(Unaudited)
(In thousands)

	2010	2009		2010	2009		2010	2009
Interest rate swaps	$401	$378	Interest expense	$(1,243)	$(1,107)	Interest expense	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		Three Months Ended September 30,
		2010	2009
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(131)	$(103)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income on Derivative	Amount of Gain (Loss) in Income of Derivative
		Nine Months Ended September 30,
		2010	2009
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(1,076)	$9

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the nine months ended September 30, 2010, such derivatives were used to hedge the variable cash flows associated with existing floating rate debt commitments.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings.

Amounts reported in Accumulated Other Comprehensive Loss related to derivatives are reclassified to interest expense as interest payments are made on the Company’s floating rate debt. During the next 12 months, the Company estimates that an additional amount of approximately $1.0 million will be reclassified as an increase to interest expense.

Under the swap agreement, the Company pays the fixed rate listed in the table above. The counterparties to the agreement pay the Company a floating interest rate based on the three month LIBOR, for which measurement and settlement is performed quarterly. The counterparty to the agreement is an international financial institution. The Company estimates the net fair value of the instrument as of September 30, 2010 to be a liability of approximately $1.7 million. The fair value of the interest rate swap agreement is determined by obtaining a quotation from the financial institution, which is a party to the Company’s swap agreement and adjusted for credit risk.

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

As of September 30, 2010, the Company was party to an Employment Agreement executed in April 2008 with the CEO, which calls for an award that has been accounted for as a derivative instrument without a hedging relationship in accordance with the guidance under ASC 815, “Derivatives and Hedging.” Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of, and only after the return of the Company’s aggregate investment in TV One. The Company reassessed the estimated fair value of the award at September 30, 2010 to be approximately $5.7 million, and accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company, or is terminated for cause.

7.  LONG-TERM DEBT

Long-term debt consists of the following:

	As of
	September 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)

Senior bank term debt	$27,628	$45,024
Senior bank revolving debt	323,000	306,000
8 7/8% Senior Subordinated Notes due July 2011	101,510	101,510
6 3/8% Senior Subordinated Notes due February 2013	200,000	200,000
Note payable due December 31, 2011	1,000	1,000
Total long-term debt	653,138	653,534
Less: current portion	652,138	652,534
Long-term debt, net of current portion	$1,000	$1,000

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

The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including:

(a)	maintaining an interest coverage ratio of no less than:

▪	1.90 to 1.00 from January 1, 2006 to September 13, 2007;
▪	1.60 to 1.00 from September 14, 2007 to June 30, 2008;

▪	1.75 to 1.00 from July 1, 2008 to December 31, 2009;
▪	2.00 to 1.00 from January 1, 2010 to December 31, 2010; and

▪	2.25 to 1.00 from January 1, 2011 and thereafter;

(b)	maintaining a total leverage ratio of no greater than:

▪	7.00 to 1.00 beginning April 1, 2006 to September 13, 2007;
▪	7.75 to 1.00 beginning September 14, 2007 to March 31, 2008;

▪	7.50 to 1.00 beginning April 1, 2008 to September 30, 2008;
▪	7.25 to 1.00 beginning October 1, 2008 to June 30, 2010;

▪	6.50 to 1.00 beginning July 1, 2010 to September 30, 2011; and
▪	6.00 to 1.00 beginning October 1, 2011 and thereafter;

(c)	maintaining a senior leverage ratio of no greater than:

▪	5.00 to 1.00 beginning June 13, 2005 to September 30, 2006;
▪	4.50 to 1.00 beginning October 1, 2006 to September 30, 2007; and

▪	4.00 to 1.00 beginning October 1, 2007 and thereafter; and

(d)	limitations on:

▪	liens;
▪	sale of assets;

▪	payment of dividends; and
▪	mergers.

As of September 30, 2010, approximate ratios calculated in accordance with the Credit Agreement, are as follows:

	As of September 30, 2010		Covenant Limit		Cushion/(Deficit)

PF LTM Covenant EBITDA (In millions)	$86.6

PF LTM Interest Expense (In millions)	$40.4

Senior Debt (In millions)	$351.5
Total Debt (In millions)	$653.6

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.06	x	4.00	x	(.06)	x

Total Leverage
Total Debt / Covenant EBITDA	7.55	x	6.50	x	(1.05)	x

Interest Coverage
Covenant EBITDA / Interest Expense	2.14	x	2.00	x	0.14	x

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

       As of each of June 30, 2010, July 1, 2010 and September 30, 2010, we were not in compliance with the terms of our Existing Credit Facility. More specifically, (i) as of June 30, 2010, we failed to maintain a then required total leverage ratio of 7.25 to 1.00, (ii) as of July 1, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we failed to maintain the requisite total leverage ratio, (iii) as of September 30, 2010, we failed to meet our current total leverage ratio requirement of 6.50 to 1.00 and our senior leverage ratio requirement of 4.00 to 1.00, and (iv) as of each of June 30, 2010 and September 30, 2010, we failed to meet certain hedging obligations; specifically, we failed to maintain a ratio of at least 50% fixed rate debt to floating rate debt. On July 15, 2010, the Company and its subsidiaries entered into a forbearance agreement (the “Forbearance Agreement”) with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as administrative agent (the “Agent”), and financial institutions constituting the majority of outstanding loans and commitments (the “Required Lenders”) under our Existing Credit Facility, relating to the defaults and events of default existing as of June 30, 2010 and July 1, 2010.  On August 13, 2010, we entered into an amendment to the  Forbearance Agreement (the “Forbearance Agreement Amendment”) that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to the then anticipated default caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern as issued in connection with the restatement of our financial statements.  Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 8 7/8% Senior Subordinated Notes due 2011 (“2011 Notes”) and/or the 6 3/8% Senior Subordinated Notes due 2013 (“2013 Notes”).

On August 5, 2010, the Agent delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes.   As a result, neither we nor any of our guaranteeing subsidiaries may make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010.  The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the 2013 Notes Indenture expired on September 15, 2010.  While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could declare the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, as of the date of this filing, no such remedies have been exercised as we continue to negotiate the terms of the amended exchange offer and a new support agreement with the members of the ad hoc group of holders of our 2011 and 2013 Notes.  The event of default under the 2013 Notes Indenture also constitutes an event of default under the Existing Credit Facility.  While the Forbearance Agreement Amendment expired by its terms on September 10, 2010, we and the Agent continue to negotiate the terms of a credit facility amendment (the “Credit Agreement Amendment”) and the Agent and the lenders have not, as of the date of this filing, exercised additional remedies under the Existing Credit Facility.   We, along with our advisors, have negotiated the principal terms of the Credit Agreement Amendment with the Agent. However, to the extent the Required Lenders do not agree to enter into the Credit Agreement Amendment at the completion of an amended exchange offer, we would expect that all of our indebtedness under the Existing Credit Facility would be declared immediately due and payable.  Such acceleration of our indebtedness would also cause a cross-default under our other debt obligations, including under the Existing Notes.

If we complete our anticipated refinancing transactions, we intend to pay the August 16, 2010 defaulted interest in full in cash and cure or otherwise obtain a waiver of any and all defaults or events of default under the 2013 Notes Indenture and the Existing Credit Facility.  The members of the ad hoc group continue to forbear from exercising rights and remedies under the Existing Indentures with respect to any default or event of default that has occurred or may occur as a result of our failure to make the interest payment on the 2013 Notes on August 16, 2010.  However, we cannot assure that we will complete our anticipated refinancing transactions.  In the event we do not complete our anticipated refinancing transactions or if the term of the new support agreement expires and remedies are exercised by the trustee or holders under the 2013 Notes Indenture, we would expect that all of our indebtedness under the Existing Notes and the Existing Credit Facility would be declared immediately due and payable.  Either of these events would make it difficult for us to operate our business in the ordinary course, and we would likely need to seek protection under Chapter 11 of the Bankruptcy Code.

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

As of September 30, 2010, the Company had outstanding approximately $350.6 million on its credit facility, all of which was classified as current portion of long-term debt in the consolidated balance sheet. During the three months and nine months ended September 30, 2010, the Company repaid approximately $3.9 million and $396,000, respectively.

Senior Subordinated Notes

As of September 30, 2010 and December 31, 2009, the Company had outstanding $200.0 million of its 6 3/8% Senior Subordinated Notes due February 2013 and $101.5 million of its 8 7/8% Senior Subordinated Notes due July 2011. The 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $200.0 million and a fair value of approximately $168.0 million as of September 30, 2010, and a carrying value of $200.0 million and a fair value of approximately $142.0 million as of December 31, 2009. The 8 7/8% Senior Subordinated Notes due July 2011 had a carrying value of $101.5 million and a fair value of approximately $89.3 million as of September 30, 2010, and a carrying value of $101.5 million and a fair value of approximately $78.2 million as of December 31, 2009. The fair values were determined based on the trading value of the instruments as of the reporting date.

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

Interest payments under the terms of the 6 3/8% and the 8 7/8% Senior Subordinated Notes are due in February and August, and January and July of each year, respectively.  Based on the $200.0 million principal balance of the 6 3/8% Senior Subordinated Notes outstanding on September 30, 2010, interest payments of $6.4 million are payable each February and August through February 2013.  The Company made this $6.4 million payment in February and August 2009, and in February 2010. Based on the $101.5 million principal balance of the 8 7/8% Senior Subordinated Notes outstanding on September 30, 2010, interest payments of $4.5 million are payable each January and July through July 2011. The Company made a $4.6 million interest payment in January 2009, and $4.5 million interest payment in each of July 2009, January 2010 and July 2010.

On August 5, 2010, the Agent under our Existing Credit Facility delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes.   As a result, neither we nor any of our guaranteeing subsidiaries may make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010.  The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the 2013 Notes Indenture expired on September 15, 2010.  While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could declare the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, as of the date of this filing, no such remedies have been sought as we continue to negotiate the terms of the amended exchange offer and a new support agreement with the members of the ad hoc group of holders of our 2011 and 2013 Notes.  The event of default under the 2013 Notes Indenture also constitutes an event of default under the Existing Credit Facility.  If we complete our anticipated refinancing transactions, we intend to pay the August 16, 2010 defaulted interest in full in cash and cure or otherwise obtain a waiver of any and all defaults under the 2013 Notes Indenture and the Existing Credit Facility.  However, we cannot assure that we will complete our anticipated refinancing transactions.  Our ability to consummate our anticipated refinancing transactions will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, some of which may be beyond our control.  In the event we do not complete our anticipated refinancing transactions, we would expect that all of our indebtedness under the Existing Notes and the Existing Credit Facility would be declared immediately due and payable.

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

Future scheduled minimum principal payments of debt as of September 30, 2010 are as follows:

	Senior Subordinated Notes	Credit Facilities	Note Payable
	(Unaudited)
	(In thousands)

October – December 2010	$—	$3,947	$—
2011	101,510	346,681	1,000
2012	—	—	—
2013	200,000	—	—
2014	—	—	—
2015 and thereafter	—	—	—
Total Debt	$301,510	$350,628	$1,000

The Senior Subordinated Notes and credit facilities are classified as current in the accompanying consolidated balance sheets at September 30, 2010 and December 31, 2009 as these obligations may become callable due to the termination of the Forbearance Agreement Amendment on September 10, 2010.

8.  INCOME TAXES

 The effective tax rate from continuing operations for the nine month period ended September 30, 2010 was 96.9%.  This rate is based on the blending of an estimated annual effective tax rate of 136.5% for Radio One, which has a full valuation allowance for its deferred tax assets (“DTAs”), with an estimated annual effective tax rate of 36.3% for Reach Media, which does not have a valuation allowance.   The Radio One annual effective tax rate calculation for 2010 is due primarily to the increase in the deferred tax liability (“DTL”) of approximately $3.8 million associated with the amortization for tax purposes of certain of the Company’s radio broadcasting licenses.  A tax expense of $759,000 was recognized for Reach Media and $83,000 was recognized for discrete items for Radio One, which resulted in a consolidated net tax expense of $4.7 million for the nine months ended September 30, 2010.

     In 2007, the Company concluded it was more likely than not that the benefit from certain of its DTAs related to Radio One would not be realized. The Company considered its historically profitable jurisdictions, its sources of future taxable income and tax planning strategies in determining the amount of valuation allowance recorded. As part of that assessment, the Company also determined that it was not appropriate under GAAP to benefit its DTAs based on DTLs related to indefinite-lived intangibles that cannot be scheduled to reverse in the same period. Because the DTL in this case would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. As a result of this assessment, and given the then three year cumulative loss position, the uncertainty of future taxable income and the feasibility of tax planning strategies, the Company recorded a valuation allowance for the Radio One DTAs.  For the nine month period ended September 30, 2010, an additional valuation allowance for the current year anticipated increase to DTAs related to net operating loss carryforwards from the amortization of indefinite-lived intangibles related to Radio One was included in the annual effective tax rate calculation.

      On January 1, 2007, the Company adopted the provisions of ASC 740, “Income Taxes,” related to accounting for uncertainty in income taxes, which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. The nature of the uncertainties pertaining to our income tax position is primarily due to various state tax positions. As of September 30, 2010, we had approximately $6.3 million in unrecognized tax benefits. Accrued interest and penalties related to unrecognized tax benefits is recognized as a component of tax expense. During the nine months ended September 30, 2010, the Company recorded an expense for interest and penalties of approximately $71,000.  As of September 30, 2010, the Company had a liability of approximately $275,000 for unrecognized tax benefits for interest and penalties which is included in taxes payable in the consolidated balance sheet. The Company estimates the possible change in unrecognized tax benefits prior to September 30, 2011 which could range from zero to a reduction of $74,000, due to expiring statutes.

9.  STOCKHOLDERS’ EQUITY

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

 Stock Repurchase Program

In March 2008, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D Common Stock through December 31, 2009, in an amount of up to $150.0 million, the maximum amount allowable under the Credit Agreement.  The amount and timing of such repurchases was based on pricing, general economic and market conditions, and the restrictions contained in the agreements governing the Company’s credit facilities and subordinated debt and certain other factors. While $150.0 million is the maximum amount allowable under the Credit Agreement, in 2005, under a prior board authorization, the Company utilized approximately $78.0 million to repurchase common stock leaving capacity of $72.0 million under the Credit Agreement. During the nine months ended September 30, 2010, the Company did not repurchase any Class A Common Stock or Class D Common Stock. During the nine months ended September 30, 2009, the Company repurchased 34,889 shares of Class A Common Stock at an average price of $0.68 and 22.7 million shares of Class D Common Stock at an average price of $0.47. The Company does not have any capacity available to repurchase stock in 2010 as the authorization expired by its terms on December 31, 2009 and has not been renewed.

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

A new stock option and restricted stock plan (“the 2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The terms of the 2009 Stock Plan are substantially similar to the prior Plan. The Company has the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan. As of September 30, 2010, 5,175,570 shares of Class D Common Stock were available for grant under the 2009 Stock Plan.

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

The Company granted 39,430 stock options during the nine months ended September 30, 2010, and did not grant stock options during the three months ended September 30, 2010 and 2009, and the nine months ended September 30, 2009.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Average risk-free interest rate	—	—	3.28%	—
Expected dividend yield	—	—	0.00%	—
Expected lives	—	6.25 Years	—	—
Expected volatility	—	—	111.27%	—

Transactions and other information relating to stock options for the nine months ended September 30, 2010 are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	5,365,000	$9.64	—	—
Grants	39,000	$3.17	—	—
Exercised	—	—	—	—
Forfeited/cancelled/expired	(314,000)	$12.26	—	—
Balance as of September 30, 2010	5,090,000	$9.43	5.20	—
Vested and expected to vest at September 30, 2010	4,954,000	$9.62	5.14	—
Unvested at September 30, 2010	679,000	$1.84	7.70	—
Exercisable at September 30, 2010	4,411,000	$10.60	4.82	—

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the nine months ended September 30, 2010 and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on September 30, 2010. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during the three and nine months ended September 30, 2010. There were no options that vested during the three months ended September 30, 2010 and 693,156 options vested during the nine months ended September 30, 2010.

As of September 30, 2010, approximately $362,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.5 months. The stock option weighted-average fair value per share was $4.19 at September 30, 2010.

Transactions and other information relating to restricted stock grants for the nine months ended September 30, 2010 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2009	393,000	$1.94
Grants	3,250,000	$3.17
Vested	(1,226,000)	$3.01
Forfeited/cancelled/expired	(232,000)	$3.23
Unvested at September 30, 2010	2,185,000	$3.03

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of September 30, 2010, approximately $5.6 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the next 1.2 years.

10.  SEGMENT INFORMATION

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

Detailed segment data for the three and nine month periods ended September 30, 2010 and 2009 is presented in the following tables:

	Three Months Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$72,059	$72,541
Internet	4,382	3,548
Corporate/Eliminations/Other	(1,950)	(1,438)
Consolidated	$74,491	$74,651

Operating Expenses (including stock-based compensation):
Radio Broadcasting	$44,362	$39,776
Internet	5,663	4,825
Corporate/Eliminations/Other	2,548	2,361
Consolidated	$52,573	$46,962

Depreciation and Amortization:
Radio Broadcasting	$3,131	$3,402
Internet	1,222	1,615
Corporate/Eliminations/Other	272	320
Consolidated	$4,625	$5,337

Operating income (loss):
Radio Broadcasting	$24,566	$29,363
Internet	(2,503)	(2,892)
Corporate/Eliminations/Other	(4,770)	(4,119)
Consolidated	$17,293	$22,352

	As of
	September 30, 2010	December 31, 2009
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$926,070	$921,946
Internet	33,924	37,784
Corporate/Eliminations/Other	84,390	75,812
Consolidated	$1,044,384	$1,035,542

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$202,099	$198,853
Internet	12,330	10,027
Corporate/Eliminations/Other	(5,726)	(4,045)
Consolidated	$208,703	$204,835

Operating Expenses (excluding impairment charges and including stock-based compensation):
Radio Broadcasting	$129,092	$118,915
Internet	17,801	16,175
Corporate/Eliminations/Other	12,714	6,642
Consolidated	$159,607	$141,732

Depreciation and Amortization:
Radio Broadcasting	$9,491	$10,101
Internet	3,853	4,785
Corporate/Eliminations/Other	851	918
Consolidated	$14,195	$15,804

Impairment of Long-Lived Assets:
Radio Broadcasting	$-	$48,953
Internet	-	-
Corporate/Eliminations/Other	-	-
Consolidated	$-	$48,953

Operating income (loss):
Radio Broadcasting	$63,516	$20,884
Internet	(9,324)	(10,933)
Corporate/Eliminations/Other	(19,291)	(11,605)
Consolidated	$34,901	$(1,654)

 11.  CONTRACT TERMINATION

In connection with the September 2005 termination of the Company’s sales representation agreements with Interep National Radio Sales, Inc., and its subsequent agreements with Katz Communications, Inc. (“Katz”) making Katz the Company’s sole national sales representative, Katz paid the Company $3.4 million as an inducement to enter into new agreements and paid Interep approximately $5.3 million to satisfy the Company’s termination obligations. In August 2009, the Company completed amortizing both over the four-year life of the subsequent Katz agreements as a reduction to selling, general, and administrative expense.  For the three and nine month periods ended September 30, 2009, selling, general and administrative expense was reduced by $316,000 and $1.3 million, respectively.   The Company’s agreement with Katz automatically renews on an annual basis.

12.  RELATED PARTY TRANSACTIONS

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three and nine months ended September 30, 2010 and 2009, Radio One paid $0 and $6,000 and $9,000 and $37,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three and nine months ended September 30, 2010 and 2009, the Company provided no advertising services to Music One. There were no cash, trade or no-charge orders placed by Music One for the three and nine months ended September 30, 2010 and 2009. As of September 30, 2010, Music One owed Radio One $102,000 for office space and administrative services provided in 2009, 2008 and 2007.

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

13.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

The Company conducts a portion of its business through its subsidiaries. All of the Company’s subsidiary guarantors have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes due July 2011, the 6 3/8% Senior Subordinated Notes due February 2013, and the Company’s obligations under the Credit Agreement.

Set forth below are consolidated balance sheets for the Company and the subsidiary guarantors as of September 30, 2010 and December 31, 2009, and related consolidated statements of operations and cash flows for each of the three and nine month periods ended September 30, 2010 and 2009. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the subsidiary guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$35,540	$38,951	$—	$74,491
OPERATING EXPENSES:
Programming and technical, including stock-based compensation	8,631	10,180	—	18,811
Selling, general and administrative, including stock-based compensation	15,313	12,204	—	27,517
Corporate selling, general and administrative, including stock-based compensation	—	6,245	—	6,245
Depreciation and amortization	2,436	2,189	—	4,625
Total operating expenses	26,380	30,818	—	57,198
Operating income	9,160	8,133	—	17,293
INTEREST INCOME	—	28	—	28
INTEREST EXPENSE	—	12,122	—	12,122
EQUITY IN INCOME OF AFFILIATED COMPANY	—	(1,784)	—	(1,784)
OTHER (INCOME) EXPENSE, NET	(1)	51	—	50
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	9,161	(2,228)	—	6,933
PROVISION FOR INCOME TAXES	—	4,760	—	4,760
Net income (loss) before equity in income of subsidiaries and discontinued operations	9,161	(6,988)	—	2,173
EQUITY IN INCOME OF SUBSIDIARIES	—	9,068	(9,068)	—
Net income from continuing operations	9,161	2,080	(9,068)	2,173
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(93)	(32)	—	(125)
Consolidated net income	9,068	2,048	(9,068)	2,048
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	—	1,010	—	1,010
Consolidated net income attributable to common stockholders	$9,068	$1,038	$(9,068)	$1,038

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2009

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$33,182	$41,469	$—	$74,651
OPERATING EXPENSES:
Programming and technical, including stock-based compensation	8,003	9,991	—	17,994
Selling, general and administrative, including stock-based compensation	13,150	10,868	—	24,018
Corporate selling, general and administrative, including stock-based compensation	-	4,950	—	4,950
Depreciation and amortization	3,029	2,308	—	5,337
Total operating expenses	24,182	28,117	—	52,299
Operating income	9,000	13,352	—	22,352
INTEREST INCOME	—	33	—	33
INTEREST EXPENSE	—	9,224	—	9,224
EQUITY IN INCOME OF AFFILIATED COMPANY	—	(1,397)	—	(1,397)
OTHER EXPENSE, NET	32	6	—	38
Income before benefit from income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	8,968	5,552	—	14,520
BENEFIT FROM INCOME TAXES	—	(1,508)	—	(1,508)
Net income before equity in income of subsidiaries and discontinued operations	8,968	7,060	—	16,028
EQUITY IN INCOME OF SUBSIDIARIES	—	8,706	(8,706)	—
Net income (loss) from continuing operations	8,968	15,766	(8,706)	16,028
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(262)	172	—	(90)
Consolidated net income (loss)	8,706	15,938	(8,706)	15,938
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	—	1,712	—	1,712
Consolidated net income (loss) attributable to common stockholders	$8,706	$14,226	$(8,706)	$14,226

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2010

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$99,950	$108,753	$—	$208,703
OPERATING EXPENSES:
Programming and technical, including stock-based compensation	25,810	30,926	—	56,736
Selling, general and administrative, including stock-based compensation	44,219	34,071	—	78,290
Corporate selling, general and administrative, including stock-based compensation	—	24,581	—	24,581
Depreciation and amortization	7,599	6,596	—	14,195
Impairment of long-lived assets	—	—	—	—
Total operating expenses	77,628	96,174	—	173,802
Operating income	22,322	12,579	—	34,901
INTEREST INCOME	—	95	—	95
INTEREST EXPENSE	—	31,059	—	31,059
EQUITY IN INCOME OF AFFILIATED COMPANY	—	(3,832)	—	(3,832)
OTHER (INCOME) EXPENSE, NET	(115)	3,049	—	2,934
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	22,437	(17,602)	—	4,835
PROVISION FOR INCOME TAXES	—	4,685	—	4,685
Net income (loss) before equity in income of subsidiaries and discontinued operations	22,437	(22,287)	—	150
EQUITY IN INCOME OF SUBSIDIARIES	—	22,433	(22,433)	—
Net income (loss) from continuing operations	22,437	146	(22,433)	150
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(4)	(201)	—	(205)
Consolidated net income (loss)	22,433	(55)	(22,433)	(55)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	—	1,427	—	1,427
Net income (loss) attributable to common stockholders	$22,433	$(1,482)	$(22,433)	$(1,482)

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2009

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$91,076	$113,759	$—	$204,835
OPERATING EXPENSES:
Programming and technical, including stock-based compensation	26,213	30,643	—	56,856
Selling, general and administrative, including stock-based compensation	38,957	29,871	—	68,828
Corporate selling, general and administrative, including stock-based compensation	—	16,048	—	16,048
Depreciation and amortization	8,997	6,807	—	15,804
Impairment of long-lived assets	37,424	11,529		48,953
Total operating expenses	111,591	94,898	—	206,489
Operating (loss) income	(20,515)	18,861	—	(1,654)
INTEREST INCOME	—	98	—	98
INTEREST EXPENSE	3	29,033	—	29,036
GAIN ON RETIREMENT OF DEBT	—	1,221		1,221
EQUITY IN INCOME OF AFFILIATED COMPANY	—	(3,294)	—	(3,294)
OTHER (INCOME) EXPENSE, NET	(38)	134	—	96
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(20,480)	(5,693)	—	(26,173)
PROVISION FOR INCOME TAXES	—	7,340	—	7,340
Net loss before equity in income of subsidiaries and discontinued operations	(20,480)	(13,033)	—	(33,513)
EQUITY IN INCOME OF SUBSIDIARIES	—	(21,928)	21,928	—
Net loss from continuing operations	(20,480)	(34,961)	21,928	(33,513)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(1,448)	613	—	(835)
Consolidated net loss	(21,928)	(34,348)	21,928	(34,348)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	—	3,650	—	3,650
Net loss attributable to common stockholders	$(21,928)	$(37,998)	$21,928	$(37,998)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
As of September 30, 2010

	Combined
	Guarantor	Radio One,
	Subsidiaries	Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,045	$19,526	$-	$21,571
Trade accounts receivable, net of allowance for doubtful accounts	30,464	30,376	-	60,840
Prepaid expenses and other current assets	1,981	2,758	-	4,739
Current assets from discontinued operations	(49)	127	-	78
Total current assets	34,441	52,787	-	87,228
PROPERTY AND EQUIPMENT, net	20,862	14,456	-	35,318
INTANGIBLE ASSETS, net	570,226	302,568	-	872,794
INVESTMENT IN SUBSIDIARIES	-	609,619	(609,619)	-
INVESTMENT IN AFFILIATED COMPANY	-	46,479	-	46,479
OTHER ASSETS	613	1,952	-	2,565
Total assets	$626,142	$1,027,861	$(609,619)	$1,044,384

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$545	$2,174	$-	$2,719
Accrued interest	-	10,355	-	10,355
Accrued compensation and related benefits	2,920	9,165	-	12,085
Income taxes payable	-	2,444	-	2,444
Other current liabilities	9,066	(1,961)	-	7,105
Current portion of long-term debt	-	652,138	-	652,138
Current liabilities from discontinued operations	2,438	(10)	-	2,428
Total current liabilities	14,969	674,305	-	689,274
LONG-TERM DEBT, net of current portion	-	1,000	-	1,000
OTHER LONG-TERM LIABILITIES	1,554	8,593	-	10,147
DEFERRED TAX LIABILITIES	-	90,762	-	90,762
Total liabilities	16,523	774,660	-	791,183

REDEEMABLE NONCONTROLLING INTEREST	-	44,047	-	44,047

STOCKHOLDERS’ EQUITY:
Common stock	-	54	-	54
Accumulated other comprehensive loss	-	(1,685)	-	(1,685)
Additional paid-in capital	269,892	982,679	(269,892)	982,679
Retained earnings (accumulated deficit)	339,727	(771,894)	(339,727)	(771,894)
Total stockholders’ equity	609,619	209,154	(609,619)	209,154
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$626,142	$1,027,861	$(609,619)	$1,044,384

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$22,433	$(55)	$(22,433)	$(55)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	7,599	6,596	-	14,195
Amortization of debt financing costs	-	1,694	-	1,694
Write off of debt financing costs	-	3,055	-	3,055
Deferred income taxes	-	2,611	-	2,611
Equity in income of affiliated company	-	(3,832)	-	(3,832)
Stock-based compensation and other non-cash compensation	-	4,877	-	4,877
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(2,530)	(11,291)	-	(13,821)
Prepaid expenses and other current assets	(163)	374	-	211
Other assets	184	6,684	-	6,868
Accounts payable	(283)	(1,541)	-	(1,824)
Due to corporate/from subsidiaries	(22,982)	22,982	-	-
Accrued interest	-	856	-	856
Accrued compensation and related benefits	261	1,575	-	1,836
Income taxes payable	-	911	-	911
Other liabilities	67	(470)	-	(403)
Net cash flows used in operating activities from discontinued operations	(60)	(344)	-	(404)
Net cash flows provided from (used in) operating activities	4,526	34,682	(22,433)	16,775
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,608)	(643)	-	(3,251)
Investment in subsidiaries	-	(22,433)	22,433	-
Purchase of other intangible assets	-	(341)	-	(341)
Net cash flows (used in) provided from investing activities	(2,608)	(23,417)	22,433	(3,592)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	-	12,000	-	12,000
Repayment of credit facility	-	(12,396)	-	(12,396)
Debt refinancing and modification costs	-	(11,179)	-	(11,179)
Net cash flows used in financing activities	-	(11,575)	-	(11,575)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,918	(310)	-	1,608
CASH AND CASH EQUIVALENTS, beginning of period	127	19,836	-	19,963
CASH AND CASH EQUIVALENTS, end of period	$2,045	$19,526	$-	$21,571

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2009

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(21,928)	$(34,348)	$21,928	$(34,348)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	8,998	6,806	-	15,804
Amortization of debt financing costs	-	1,811	-	1,811
Deferred income taxes	-	3,887	-	3,887
Impairment of long-lived assets	37,424	11,529	-	48,953
Equity in income of affiliated company	-	(3,294)	-	(3,294)
Stock-based compensation and other non-cash compensation	-	1,381	-	1,381
Gain on retirement of debt	-	(1,221)	-	(1,221)
Amortization of contract inducement and termination fee	-	(1,263)	-	(1,263)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(1,166)	549	-	(617)
Prepaid expenses and other current assets	274	1,130	-	1,404
Other assets	(733)	2,214	-	1,481
Accounts payable	(383)	731	-	348
Due to corporate/from subsidiaries	(28,649)	28,649	-	-
Accrued interest	-	(6,122)	-	(6,122)
Accrued compensation and related benefits	(700)	(2,015)	-	(2,715)
Income taxes payable	-	855	-	855
Other liabilities	4,512	(9,199)	-	(4,687)
Net cash flows provided from (used in) operating activities from discontinued operations	460	(253)	-	207
Net cash flows (used in) provided from operating activities	(1,891)	1,827	21,928	21,864
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(3,368)	-	(3,368)
Investment in subsidiaries	-	21,928	(21,928)	-
Purchase of intangible assets	-	(272)	-	(272)
Net cash flows provided from (used in) from investing activities	-	18,288	(21,928)	(3,640)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of other debt	-	(153)	-	(153)
Proceeds from credit facility	-	111,500	-	111,500
Repayment of credit facility	-	(125,170)	-	(125,170)
Repurchase of senior subordinated notes	-	(1,220)	-	(1,220)
Repurchase of common stock	-	(10,695)	-	(10,695)
Net cash flows used in financing activities	-	(25,738)	-	(25,738)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,891)	(5,623)	-	(7,514)
CASH AND CASH EQUIVALENTS, beginning of period	2,601	19,688	-	22,289
CASH AND CASH EQUIVALENTS, end of period	$710	$14,065	$-	$14,775

14.  COMMITMENTS AND CONTINGENCIES

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

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2015. In connection with these agreements, the Company incurred approximately $2.8 million and $8.7 million for the three and nine month periods ended September 30, 2010, respectively, and approximately $3.1 million and $9.3 million, respectively, for the three and nine month periods ended September 30, 2009.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had three standby letters of credit totaling $610,000 in connection with our annual insurance policy renewals.  In addition, we had a letter of credit of $295,000 in connection with a contract we inherited as part of the acquisition of CCI as well as a letter of credit of $500,000 for Reach Media in connection with an upcoming event.

Noncontrolling Interest Shareholders’ Put Rights

Beginning on February 28, 2012, the noncontrolling interest shareholders of Reach Media have an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares.   Beginning in 2012, this annual right can be exercised for a 30-day period beginning February 28th of each year.  The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Radio One, at the discretion of Radio One.

15.  SUBSEQUENT EVENTS

On October 15, 2010 a standby letter of credit in the amount of $295,000 in connection with a contract we inherited as part of the acquisition of CCI expired. The terms of the associated contract were satisfied resulting in the release of the standby letter of credit obligation.

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

During the three and nine months ended September 30, 2010, approximately 54.6% and 56.8%, respectively, of our net revenue was generated from local advertising and approximately 35.5% and 35.6%, respectively, was generated from national advertising, including network advertising. In comparison, during the three and nine months ended September 30, 2009, approximately 54.4% and 56.0%, respectively, of our net revenue was generated from local advertising and approximately 36.0% and 36.5%, respectively, was generated from national advertising, including network advertising. National advertising also includes advertising revenue generated from our internet segments. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely monitor the use of trade and barter agreements.

Community Connect, LLC (“CCI”), currently generates the majority of the Company’s internet revenue and derives its revenue principally from advertising services, including diversity recruiting advertising. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable. CCI has a diversity recruiting relationship with Monster, Inc. (“Monster”). Monster posts job listings and advertising on CCI websites and CCI earns revenue for displaying the images on its websites.

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

Measurement of Performance

We monitor and evaluate the growth and operational performance of our business using net income and the following key metrics:

(a) Net revenue:  The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net revenue. Net revenue consists of gross revenue, net of local and national agency and outside sales representative commissions consistent with industry practice. Net revenue is recognized in the period in which advertisements are broadcast. Net revenue also includes advertising aired in exchange for goods and services, which is recorded at fair value, revenue from sponsored events and other revenue. Net revenue is recognized for our online business as impressions are delivered, as “click-throughs” are reported or ratably over contract periods, where applicable.

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

 Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands, except margin data)

Net revenue	$74,491	$74,651	$208,703	$204,835
Station operating income	28,314	32,693	74,510	79,524
Station operating income margin	38.0%	43.8%	35.7%	38.8%
Consolidated net income (loss) attributable to common stockholders	$1,038	$14,226	$(1,482)	$(37,998)

The reconciliation of consolidated net income (loss) to station operating income is as follows:

	Three Months Ended		Nine Months Ended
	September 30,
	2010	2009	2010	2009
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands)

Consolidated net income (loss) attributable to common stockholders	$1,038	$14,226	$(1,482)	$(37,998)
Add back non-station operating income items included in net income (loss):
Interest income	(28)	(33)	(95)	(98)
Interest expense	12,122	9,224	31,059	29,036
Provision for (benefit from) income taxes	4,760	(1,508)	4,685	7,340
Corporate selling, general and administrative, excluding non-cash and stock-based compensation	5,488	4,702	20,537	15,034
Stock-based compensation	908	302	4,877	1,387
Equity in income of affiliated company	(1,784)	(1,397)	(3,832)	(3,294)
Gain on retirement of debt	—	—	—	(1,221)
Other expense, net	50	38	2,934	96
Depreciation and amortization	4,625	5,337	14,195	15,804
Noncontrolling interests in income of subsidiaries	1,010	1,712	1,427	3,650
Impairment of long-lived assets	—	—	—	48,953
Loss from discontinued operations, net of tax	125	90	205	835
Station operating income	$28,314	$32,693	$74,510	$79,524

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009 (In thousands)

	Three Months Ended September 30,
	2010	2009 (1)	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$74,491	$74,651	$(160)	(0.2)%
Operating expenses:
Programming and technical, excluding stock-based compensation	18,811	17,994	817	4.5
Selling, general and administrative, excluding stock-based compensation	27,366	23,964	3,402	14.2
Corporate selling, general and administrative, excluding stock-based compensation	5,488	4,702	786	16.7
Stock-based compensation	908	302	606	200.7
Depreciation and amortization	4,625	5,337	(712)	(13.3)
Total operating expenses	57,198	52,299	4,899	9.4
Operating income	17,293	22,352	(5,059)	(22.6)
Interest income	28	33	(5)	(15.2)
Interest expense	12,122	9,224	2,898	31.4
Equity in income of affiliated company	1,784	1,397	387	27.7
Other expense, net	50	38	12	31.6
Income before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	6,933	14,520	(7,587)	(52.3)
Provision for (benefit from) income taxes	4,760	(1,508)	6,268	(415.6)
Net income from continuing operations	2,173	16,028	(13,855)	(86.4)
Loss from discontinued operations, net of tax	(125)	(90)	35	38.9
Consolidated net income	2,048	15,938	(13,890)	(87.2)
Noncontrolling interests in income of subsidiaries	1,010	1,712	(702)	(41.0)
Consolidated net income attributable to common stockholders	$1,038	$14,226	$(13,188)	(92.7)%

(1)
Certain reclassifications associated with accounting for discontinued operations have been made to the accompanying prior period financial statements to conform to the current period presentation.  These reclassifications had no effect on previously reported net income or loss, or any other previously reported statements of operations, balance sheet or cash flow amounts.

 Net revenue

Three Months Ended September 30,		Increase/(Decrease)
2010	2009
$74,491	$74,651	$(160)	(0.2)%

During the three months ended September 30, 2010, we recognized approximately $74.5 million in net revenue compared to approximately $74.7 million during the same period in 2009. These amounts are net of agency and outside sales representative commissions, which were approximately $8.3 million during the three months ended September 30, 2010, compared to approximately $7.8 million for the comparable period in 2009. Our radio stations’ net revenue decreased 0.5% over the same period in 2009.  Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in grew 6.2% in total revenues, led by 9.7% growth in national revenues and 4.0% growth in local revenues. Our Charlotte, Columbus, Dallas, Detroit, Houston and St. Louis markets experienced the most significant net revenue growth, while our Baltimore, Cleveland and Washington, DC markets experienced the largest declines. Excluding Reach Media, net revenue for our radio division was flat versus the comparable period one year ago.  Reach Media net revenue declined 3.2% during the third quarter and was impacted by the December 31, 2009 expiration of a sales representation agreement with Citadel whereby a minimum level of revenue was guaranteed over the term of the agreement.  Effective January 1, 2010, Reach Media’s newly established sales organization began selling its inventory on the Tom Joyner Morning Show and under a new commission based sales representation agreement with Citadel, which sells certain inventory owned by Reach Media in connection with its 105 radio station affiliate agreements.  Net revenue for our internet business, which includes CCI, continues to grow, and increased 23.5% for the three months ended September 30, 2010 compared to the same period in 2009.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2010	2009
$18,811	$17,994	$817	4.5%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. Our radio division incurred most of the additional spending, primarily increased payroll and bonus expenses, higher contract labor spending, and web service fees. Increased programming and technical spending was partially offset by lower music royalties.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2010	2009
$27,366	$23,964	$3,402	14.2%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for radio and internet include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Our radio division incurred most of the increased spending, primarily higher payroll, bonuses, commissions and national representation fees, additional research spending with Arbitron Inc. due to implementation of the Portable People MeterTM (“PPM”) in certain markets, and increased bad debt expense. A substantial portion of the increase was attributable to the non-recurrence of vacation expense savings from scheduled office closings and changes to the Company’s vacation plan in 2009.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2010	2009
$5,488	$4,702	$786	16.7%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The increase in corporate expenses was primarily due to salaries and related payroll expenses for recently lifted salary reductions, payroll taxes, medical insurance and professional fees.  In addition, part of the increase was attributable to the non-recurrence of vacation expense savings from scheduled office closings and changes to the Company’s vacation plan in 2009.

Stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2010	2009
$908	$302	$606	200.7%

The increased stock-based compensation expense was due to the implementation of a long-term incentive plan whereby officers and certain key employees were granted a total of 3,250,000 shares of restricted stock in January of 2010. Stock-based compensation requires measurement of compensation costs for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest.

Depreciation and amortization

Three Months Ended September 30,		Increase/(Decrease)
2010	2009
$4,625	$5,337	$(712)	(13.3)%

The decrease in depreciation and amortization expense for the three months ended September 30, 2010 was due primarily to the completion of amortization for certain CCI intangible assets and the completion of useful lives for certain assets.

Interest expense

Three Months Ended September 30,		Increase/(Decrease)
2010	2009
$12,122	$9,224	$2,898	31.4%

The increase in interest expense for the three months ended September 30, 2010 was due primarily to higher principal balances and higher interest rates that took effect as a result of both entering into the third amendment to our Credit Agreement in March 2010 as well as continuing defaults under our credit agreement that occurred or were existing as of each of June 30, 2010, July 1, 2010 and September 30, 2010.

Equity in income of affiliated company

Three Months Ended September 30,		Increase/(Decrease)
2010	2009
$1,784	$1,397	$387	27.7%

Equity in income of affiliated company primarily reflects our estimated equity in the net income of TV One, LLC (“TV One”). The increase to equity in income of affiliated company for the three months ended September 30, 2010 was due primarily to additional net income generated by TV One for the third quarter of 2010 versus the comparable period in 2009. The Company’s share of the net income is driven by TV One’s current capital structure and the Company’s percentage ownership of the equity securities of TV One.

Provision for income taxes

Three Months Ended September 30,		Increase/(Decrease)
2010	2009
$4,760	$(1,508)	$6,268	415.6%

For the three months ended September 30, 2010, the provision for income taxes was $4.8 million compared to a benefit from income taxes of approximately $1.5 million for the same period in 2009. The provision for income taxes increased primarily due to an increase in the deferred tax liability (“DTL”) for indefinite-lived intangibles and, to a lesser extent, a discrete income tax benefit in 2009 that did not recur in 2010.  Income taxes decreased by $681,000 due to reduced pre-tax book income for Reach Media.

The Company continues to maintain a full valuation allowance for entities other than Reach Media for its deferred tax assets (“DTAs”), including the DTA associated with its net operating loss carryforward. As a result, pre-tax book income for the entities other than Reach Media does not generate any tax expense. Instead, the tax expense for these entities is based on the change in the DTL associated with certain indefinite-lived intangibles, which increases as tax amortization on these intangibles is recognized and decreases as impairments for book purposes are recorded on these assets. For the three months ended September 30, 2010 and 2009 the change in the DTL resulted in a tax expense of approximately $3.8 million and a tax benefit of approximately $1.2 million, respectively.

The consolidated effective tax rate for the three months ended September 30, 2010 and 2009 was 68.7% and (10.4%), respectively.

Loss from discontinued operations, net of tax

Three Months Ended September 30,		Increase/(Decrease)
2010	2009
$(125)	$(90)	$35	38.9%

Included in the loss from discontinued operations, net of tax, are the results from operations for  radio station clusters sold in Los Angeles, Miami, Augusta, Louisville, Dayton, Minneapolis and a station in our Boston market (WILD-FM). Discontinued operations also include the results from operations for Giant Magazine, which ceased publication in December 2009. The loss from discontinued operations, net of tax, for the three months ended September 30, 2010 and 2009 resulted from legal and litigation expenses incurred as a result of ongoing legal activity for certain of the sold stations.  The loss from discontinued operations, net of tax, also includes no tax provision for the three months ended September 30, 2010 and a benefit from income taxes of $92,000 for the three months ended September 30, 2009.

Noncontrolling interests in income of subsidiaries

Three Months Ended September 30,		Increase/(Decrease)
2010	2009
$1,010	$1,712	$(702)	(41.0)%

 The decrease in noncontrolling interests in income of subsidiaries is due to lower net income generated by Reach Media for the three months ended September 30, 2010 compared to the same period in 2009.

Other Data

Station operating income

Station operating income decreased to approximately $28.3 million for the three months ended September 30, 2010 compared to approximately $32.7 million for the comparable period in 2009, a decrease of $4.4 million or 13.5%. This decrease was primarily due to increased expenses with relatively flat revenues. Increased spending was primarily due to payroll related expenses from lifted salary reductions, bonuses, and commissions. Additionally, operating expenses increased due to the non-recurrence of vacation savings from 2009 vacation plan changes and forced office closings. In addition there were higher national representation fees, additional research expenses, and increased bad debt expense in 2010 compared to the corresponding 2009 period.

Station operating income margin

Station operating income margin decreased to 38.0% for the three months ended September 30, 2010 from 43.8% for the comparable period in 2009. The margin decrease was attributable to a decrease in station operating income as described above.

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Nine Months Ended September 30, 2010, Compared to Nine Months Ended September 30, 2009 (In thousands)

	Nine Months Ended September 30,
	2010	2009(1)	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$208,703	$204,835	$3,868	1.9%
Operating expenses:
Programming and technical, excluding stock-based compensation	56,736	56,768	(32)	(0.1)
Selling, general and administrative, excluding stock-based compensation	77,457	68,543	8,914	13.0
Corporate selling, general and administrative, excluding stock-based compensation	20,537	15,034	5,503	36.6
Stock-based compensation	4,877	1,387	3,490	251.6
Depreciation and amortization	14,195	15,804	(1,609)	(10.2)
Impairment of long-lived assets	—	48,953	(48,953)	(100.0)
Total operating expenses	173,802	206,489	(32,687)	(15.8)
Operating income (loss)	34,901	(1,654)	36,555	2,210.1
Interest income	95	98	(3)	(3.1)
Interest expense	31,059	29,036	2,023	7.0
Gain on retirement of debt	—	1,221	(1,221)	(100.0)
Equity in income of affiliated company	3,832	3,294	538	16.3
Other expense, net	2,934	96	2,838	2,956.3
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	4,835	(26,173)	31,008	118.5
Provision for income taxes	4,685	7,340	(2,655)	(36.2)
Net income (loss) from continuing operations	150	(33,513)	33,663	100.4
Loss from discontinued operations, net of tax	(205)	(835)	(630)	(75.4)
Consolidated net loss	(55)	(34,348)	(34,293)	(99.8)
Noncontrolling interests in income of subsidiaries	1,427	3,650	(2,223)	(60.9)
Consolidated net loss attributable to common stockholders	$(1,482)	$(37,998)	$(36,516)	(96.1)%

(1)
Certain reclassifications associated with accounting for discontinued operations have been made to the accompanying prior period financial statements to conform to the current period presentation.  These reclassifications had no effect on previously reported net income or loss, or any other previously reported statements of operations, balance sheet or cash flow amounts.

Net revenue

Nine Months Ended September 30,		Increase/(Decrease)
2010	2009
$208,703	$204,835	$3,868	1.9%

During the nine months ended September 30, 2010, we recognized approximately $208.7 million in net revenue compared to approximately $204.8 million during the same period in 2009. These amounts are net of agency and outside sales representative commissions, which were approximately $23.4 million during the nine months ended 2010, compared to approximately $20.7 million during the same period in 2009. Our radio stations’ net revenue grew 3.5% for the nine months ended September 30, 2010, and based on reports prepared by Miller Kaplan, the markets we operate in increased 6.6% in total revenues, 16.7% in national revenues and 2.5% in local revenues. Our Atlanta, Charlotte, Dallas, Detroit, St. Louis and Houston markets experienced strong net revenue growth, while our Baltimore, Cleveland and Washington, DC markets declined. Reach Media net revenue declined 9.8% and was impacted by the December 31, 2009 expiration of a sales representation agreement with Citadel whereby a minimum level of revenue was guaranteed over the term of the agreement.  Effective January 1, 2010, Reach Media’s newly established sales organization began selling its inventory on the Tom Joyner Morning Show and under a new commission based sales representation agreement with Citadel, which sells certain inventory owned by Reach Media in connection with its 105 radio station affiliate agreements.  Net revenue for our internet business, which includes CCI, increased 23.0% for the nine months ended September 30, 2010 compared to the same period in 2009.

Operating Expenses

Programming and technical, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2010	2009
$56,736	$56,768	$(32)	(0.1)%

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

Selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2010	2009
$77,457	$68,543	$8,914	13.0%

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

Stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2010	2009
$4,877	$1,387	$3,490	251.6%

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

Corporate selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2010	2009
$20,537	$15,034	$5,503	36.6%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The increase in corporate expenses during the nine months ended September 30, 2010 is due to the recording of bonuses for the nine months of 2010 compared to a reduction of bonuses recorded for the same period in 2009. In addition, higher spending also resulted from increased compensation expense for the Chief Executive Officer in connection with the potential payment for the TV One award element in his employment Agreement. To a lesser extent, additional spending was also due to increased salaries expense from recently lifted salary reductions, higher travel and entertainment and increased bad debt expense.

Depreciation and amortization

Nine Months Ended September 30,		Increase/(Decrease)
2010	2009
$14,195	$15,804	$(1,609)	(10.2)%

The decrease in depreciation and amortization expense for the nine months ended September 30, 2010 was due primarily to the completion of amortization for certain CCI intangibles and the completion of useful lives for certain assets.

Impairment of long-lived assets

Nine Months Ended September 30,		Increase/(Decrease)
2010	2009
$ —	$48,953	$(48,953)	(100.0)%

The impairment of long-lived assets charge of approximately $49.0 million for the nine months ended September 30, 2009 reflects a non-cash charge recorded for the impairment of radio broadcasting licenses in 11 of our 16 markets, namely Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Houston, Indianapolis, Philadelphia, Raleigh-Durham, Richmond and St. Louis. The impairment was caused by the then economic downturn, and its adverse impact on radio advertising. Interim impairment testing performed in February 2009 resulted in impairment charges against radio broadcasting licenses in the amount of approximately $49.0 million in 11 of our 16 markets, namely Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Houston, Indianapolis, Philadelphia, Raleigh-Durham, Richmond and St. Louis. Since 2009, the improvement to the economic environment and advertising industry has contributed to stable valuations for certain long-lived assets and to the non-recurrence of impairment for such assets for the first nine months of 2010.

Interest expense

Nine Months Ended September 30,		Increase/(Decrease)
2010	2009
$31,059	$29,036	$2,023	7.0%

The increase in interest expense for the nine months ended September 30, 2010 was due primarily to higher principal balances and higher interest rates that took effect as a result of entering into a third amendment to our Credit Agreement in March 2010 as well as continuing defaults under our credit agreement that occurred or were existing as of each of June 30, 2010, July 1, 2010 and September 30, 2010. The third amendment waived a non-monetary technical default to the Credit Agreement associated with not designating certain subsidiaries as guarantors under our indentures governing our senior subordinated notes and lowered the revolver commitment under the Company’s bank facilities from $500.0 million to $400.0 million.

Gain on retirement of debt

Nine Months Ended September 30,		Increase/(Decrease)
2010	2009
$ —	$1,221	$(1,221)	(100.0)%

The gain on retirement of debt resulted from the early redemption of a portion of the Company’s outstanding 8 7/8% Senior Subordinated Notes due July 2011. The gain for the nine months ended September 30, 2009 resulted from the early redemption of approximately $2.4 million of the senior subordinated notes at an average discount of 50.0%. As of September 30, 2010, a principal amount of approximately $101.5 million remained outstanding for the 8 7/8% Senior Subordinated Notes.

Equity in income of affiliated company

Nine Months Ended September 30,		Increase/(Decrease)
2010	2009
$3,832	$3,294	$538	16.3%

Equity in income of affiliated company primarily reflects our estimated equity in the net income of TV One. The increase to equity in income of affiliated company for the nine months ended September 30, 2010 was due primarily to additional net income generated by TV One during 2010 versus 2009. The Company’s share of the net income is driven by TV One’s current capital structure and the Company’s percentage ownership of the equity securities of TV One.

Other expense, net

Nine Months Ended September 30,		Increase/(Decrease)
2010	2009
$2,934	$96	$2,838	2,956.3%

The other expense for the nine months ended September 30, 2010 was principally due to the write off of certain debt financing and modification costs.  A pro-rata portion of debt issuance costs related to the Company's Credit Agreement were written off in connection with the lowering of the revolver commitment under the Company’s bank facilities from $500.0 million to $400.0 million. The $100.0 million reduction to the revolver commitment resulted from entering into a third amendment to our Credit Agreement in March 2010. The third amendment also waived a non-monetary technical default to the Credit Agreement associated with not designating certain subsidiaries as guarantors under our indentures governing our senior subordinated notes.  In addition, there were costs written off in connection with the Company’s offering of Second-Priority Senior Secured Grid Notes (“Second Lien Notes”).  The majority of the net proceeds from the Second Lien Notes were expected to fund the acquisition of additional equity interests in TV One, LLC.  However, the subscription offer to holders for the Second Lien Notes ended in July 2010 and the Company determined not to further extend this subscription offer.  The write off of the debt financing and modification costs was partially offset by the recording of the value of translator equipment awarded to the Company as a result of a legal settlement.

Provision for income taxes

Nine Months Ended September 30,		Increase/(Decrease)
2010	2009
$4,685	$7,340	$(2,655)	(36.2)%

For the nine months ended September 30, 2010, the provision for income taxes was approximately $4.7 million compared to a provision of approximately $7.3 million for the same period in 2009. Approximately $2.3 million of the decrease is due to reduced pre-tax book income for Reach Media. The remaining decrease in the income tax provision is attributable to changes in the deferred tax liability (“DTL”) for indefinite lived intangibles and, to lesser extent, a discrete income tax benefit in 2009 that did recur in 2010.

The Company continues to maintain a full valuation allowance for entities other than Reach Media for its deferred tax assets (“DTAs”), including the DTA associated with its net operating loss carryforward. As a result, pre-tax book income for the entities other than Reach Media does not generate any tax expense. Instead, the tax expense for these entities is based on the change in the DTL associated with certain indefinite-lived intangibles, which increases as tax amortization on these intangibles is recognized and decreases as impairments for book purposes are recorded on these assets. For the nine months ended September 30, 2010 and 2009, tax expense of approximately $3.8 million and approximately $5.8 million was recognized for the change in the DTL, respectively.

The consolidated effective tax rate for the nine months ended September 30, 2010 and 2009 was 96.9% and (28.0%), respectively.

Loss from discontinued operations, net of tax

Nine Months Ended September 30,		Increase/(Decrease)
2010	2009
$(205)	$(835)	$(630)	(75.4)%

 Included in the loss from discontinued operations, net of tax, are the results of operations for radio station clusters sold in Los Angeles, Miami, Augusta, Louisville, Dayton, Minneapolis and a station in our Boston market (WILD-FM). Discontinued operations also include the results from operations for Giant Magazine, which ceased publication in December 2009. The loss incurred for the nine months ended September 30, 2010 was due to legal and litigation spending from ongoing litigation for certain previous sold stations. This spending was partially offset by the assumption of Giant Magazines subscriber liability by another publisher. The loss incurred for the nine months ended September 30, 2009 resulted from operating losses incurred by Giant Magazine in addition to legal and litigation expenses as a result of ongoing legal activity for certain station sales.  The loss from discontinued operations, net of tax, also includes no tax provision for the nine months ended September 30, 2010 and a provision for income taxes of $1,000 for the nine months ended September 30, 2009.

Noncontrolling interests in income of subsidiaries

Nine Months Ended September 30,		Increase/(Decrease)
2010	2009
$1,427	$3,650	$(2,223)	(60.9)%

The decrease in noncontrolling interests in income of subsidiaries is due to a decrease in Reach Media’s net income for the nine months ended September 30, 2010 compared to the same period in 2009.

Other Data

Station operating income

Station operating income decreased to approximately $74.5 million for the nine months ended September 30, 2010 compared to approximately $79.5 million for the comparable period in 2009, a decrease of $5.0 million or 6.3%. This decrease was primarily due to increased expenses which more than offset the increase in revenues between periods. Increased spending was primarily due to expenses that vary with increased revenue, such as commissions, bonuses and sales representation fees, the non-recurrence of vacation savings from a 2009 vacation plan change and forced office closings, increased salaries from new hires and contract labor costs, and  additional research expenses, broadcast rights, promotional activities, trade spending and travel and entertainment.

Station operating income margin

Station operating income margin decreased to 35.7% for the nine months ended September 30, 2010 from 38.8% for the comparable period in 2009. The margin decrease was primarily attributable to a decrease in station operating income as described above.

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

The Credit Agreement contains affirmative and negative covenants that the Company must comply with, including:

(a)  maintaining an interest coverage ratio of no less than:

▪	1.90 to 1.00 from January 1, 2006 to September 13, 2007;
▪	1.60 to 1.00 from September 14, 2007 to June 30, 2008;

▪	1.75 to 1.00 from July 1, 2008 to December 31, 2009;
▪	2.00 to 1.00 from January 1, 2010 to December 31, 2010; and

▪	2.25 to 1.00 from January 1, 2011 and thereafter;

(b)  maintaining a total leverage ratio of no greater than:

▪	7.00 to 1.00 beginning April 1, 2006 to September 13, 2007;
▪	7.75 to 1.00 beginning September 14, 2007 to March 31, 2008;

▪	7.50 to 1.00 beginning April 1, 2008 to September 30, 2008;
▪	7.25 to 1.00 beginning October 1, 2008 to June 30, 2010;

▪	6.50 to 1.00 beginning July 1, 2010 to September 30, 2011; and
▪	6.00 to 1.00 beginning October 1, 2011 and thereafter;

(c)  maintaining a senior leverage ratio of no greater than:

▪	5.00 to 1.00 beginning June 13, 2005 to September 30, 2006;
▪	4.50 to 1.00 beginning October 1, 2006 to September 30, 2007; and

▪	4.00 to 1.00 beginning October 1, 2007 and thereafter; and

(d)   limitations on:

▪	liens;
▪	sale of assets;

▪	payment of dividends; and
▪	mergers.

   As of September 30, 2010, approximate ratios calculated in accordance with the Credit Agreement, are as follows:

	As of September 30, 2010		Covenant Limit		Cushion/(Deficit)

PF LTM Covenant EBITDA (In millions)	$86.6

PF LTM Interest Expense (In millions)	$40.4

Senior Debt (In millions)	$351.5
Total Debt (In millions)	$653.6

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.06	x	4.00	x	(.06)	x

Total Leverage
Total Debt / Covenant EBITDA	7.55	x	6.50	x	(1.05)	x

Interest Coverage
Covenant EBITDA / Interest Expense	2.14	x	2.00	x	0.14	x

PF – Pro forma
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

The Credit Agreement expires the earlier of (a) six months prior to the scheduled maturity of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been refinanced or repurchased prior to such date) or (b) June 30, 2012. Management believes it is probable that the Company will refinance the 8 7/8% Senior Subordinated Notes prior to January 1, 2011. The Credit Agreement has been classified as a current liability in the September 30, 2010 consolidated balance sheet based on the fact that the Credit Agreement expires and is due January 1, 2011 until such time that the 8 7/8% Senior Subordinated Notes have been refinanced or repurchased prior to January 1, 2011.

 As of each of June 30, 2010, July 1, 2010 and September 30, 2010, we were not in compliance with the terms of our Existing Credit Facility. More specifically, (i) as of June 30, 2010, we failed to maintain a then required total leverage ratio of 7.25 to 1.00, (ii) as of July 1, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we failed to maintain the requisite total leverage ratio, (iii) as of September 30, 2010, we failed to meet our current total leverage ratio requirement of 6.50 to 1.00 and our senior leverage ratio requirement of 4.00 to 1.00, and (iv) as of each of June 30, 2010 and September 30, 2010, we failed to meet certain hedging obligations; specifically, we failed to maintain a ratio of at least 50% fixed rate debt to floating rate debt. On July 15, 2010, the Company and its subsidiaries entered into a forbearance agreement (the “Forbearance Agreement”) with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as administrative agent (the “Agent”), and financial institutions constituting the majority of outstanding loans and commitments (the “Required Lenders”) under our Existing Credit Facility, relating to the defaults and events of default existing as of June 30, 2010 and July 1, 2010.  On August 13, 2010, we entered into an amendment to the Forbearance Agreement (the “Forbearance Agreement Amendment”) that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to the then anticipated default caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern as issued in connection with the restatement of our financial statements.  Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 8 7/8% Senior Subordinated Notes due 2011 (“2011 Notes”) and/or the 6 3/8% Senior Subordinated Notes due 2013 (“2013 Notes”).

On August 5, 2010, the Agent delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes.   As a result, neither we nor any of our guaranteeing subsidiaries may make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010.  The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the 2013 Notes Indenture expired on September 15, 2010.  While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could declare the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, as of the date of this filing, no such remedies have been sought as we continue to negotiate the terms of the amended exchange offer and a new support agreement with the members of the ad hoc group of holders of our 2011 and 2013 Notes.  The event of default under the 2013 Notes Indenture also constitutes an event of default under the Existing Credit Facility.  While the Forbearance Agreement Amendment expired by its terms on September 10, 2010, we and the Agent continue to negotiate the terms of a credit facility amendment (the “Credit Agreement Amendment”) and the Agent and the lenders have not, as of the date of this filing, exercised additional remedies under the Existing Credit Facility.   We, along with our advisors, have negotiated the principal terms of the Credit Agreement Amendment with the Agent. However, to the extent the Required Lenders do not agree to enter into the Credit Agreement Amendment at the completion of an amended exchange offer, we would expect that all of our indebtedness under the Existing Credit Facility would be declared immediately due and payable.  Such acceleration of our indebtedness would also cause a cross-default under our other debt obligations, including under the Existing Notes.

If we complete our anticipated refinancing transactions, we intend to pay the August 16, 2010 defaulted interest in full in cash and cure or otherwise obtain a waiver of any and all defaults under the 2013 Notes Indenture and the Existing Credit Facility.  The members of the ad hoc group continue to forbear from exercising rights and remedies under the Existing Indentures with respect to any default or event of default that has occurred or may occur as a result of our failure to make the interest payment on the 2013 Notes on August 16, 2010.  However, we cannot assure that we will complete our anticipated refinancing transactions.  In the event we do not complete our anticipated refinancing transactions or if the term of the new support agreement expires and remedies are exercised by the trustee or holders under the 2013 Notes Indenture, we would expect that all of our indebtedness under the Existing Notes and the Existing Credit Facility would be declared immediately due and payable.  Either of these events would make it difficult for us to operate our business in the ordinary course, and we would likely need to seek protection under Chapter 11 of the Bankruptcy Code.

Management’s projections are dependent on the continuation of the recently improving economic and advertising environments, and any adverse fluctuations, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly or do not continue to rebound, or if other adverse factors outside the Company’s control arise, our operations could be negatively impacted. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions and deferrals, seeking its share of distributions from TV One and further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments, subject to our available liquidity to make such repurchases. It should be noted that the TV One distributions require the consent of third-parties and there is no assurance that such third-party consents would be granted. These third parties did approve TV One distributions for the fourth quarter of 2009, as well as for the first, second and third quarters of 2010.

Based on its fiscal year end excess cash flow calculation, in May 2010 the Company made a $5.0 million term loan principal prepayment for the year ended December 31, 2009. No excess cash calculation was required and, therefore, no payment was required for the year ended December 31, 2008. In March 2009 and May 2009, the Company made prepayments of $70.0 million and $31.5 million, respectively, on the term loan facility based on its excess proceeds calculation, which included asset acquisition and disposition activity for the twelve month period ended May 31, 2008.  These prepayments were funded with $70.0 million and $31.5 million in loan proceeds from the revolving facility in March 2009 and May 2009, respectively.

As of September 30, 2010, the Company had outstanding approximately $350.6 million on its credit facility. During the three and nine months ended September 30, 2010 the Company repaid approximately $3.9 million and $396,000, respectively.

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

The Credit Agreement requires the Company from time to time to protect itself from interest rate fluctuations using interest rate hedge agreements. As a result, the Company has entered into various fixed rate swap agreements designed to mitigate its exposure to higher floating interest rates. These swap agreements require that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of September 30, 2010, we had one swap agreement in place for a total notional amount of $25.0 million, and the period remaining on this swap agreement is 20.5 months.

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

The following table summarizes the interest rates in effect with respect to our debt as of September 30, 2010:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt (swap matures June 16, 2012)(1)	$25.0	10.68%

Senior bank term and revolving debt (subject to variable interest rates)(2)	$325.6	6.50%
Note payable (fixed rate)	$1.0	7.00%
8 7/8% Senior Subordinated Notes (fixed rate)	$101.5	8.88%
63/8% 6 3/8% Senior Subordinated Notes (fixed rate)	$200.0	6.38%

(1)
A total of $25.0 million is subject to a fixed rate swap agreement that became effective in June 2005. Under our fixed rate swap agreement, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our Credit Agreement. That spread is currently set at 3.25% and is incorporated into the applicable interest rates set forth above.

(2)
Subject to variable Prime Rate plus a spread currently set at 3.25% and incorporated into the applicable interest rate set forth above.  This tranche is not covered by a swap agreement described in footnote (1).

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

      The following table provides a comparison of our statements of cash flows for the nine months ended September 30, 2010 and 2009:

	2010	2009
	(In thousands)

Net cash flows provided from operating activities	$16,775	$21,864
Net cash flows used in investing activities	$(3,592)	$(3,640)
Net cash flows used in financing activities	$(11,575)	$(25,738)

      Net cash flows provided by operating activities were approximately $16.8 million and $21.9 million for the nine months ended September 30, 2010 and 2009, respectively.  Cash flow from operating activities for the nine months ended September 30, 2010 decreased from the prior year primarily due to changes in operating assets and liabilities, consisting primarily of a decrease in cash flows from the change in accounts receivable offset by cash dividends received from the investment in TV One.

      Net cash flows used in investing activities were approximately $3.6 million for both of the nine month periods ended September 30, 2010 and 2009. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $3.6 million for both of the nine month periods ended September 30, 2010 and 2009.

      Net cash flows used in financing activities were approximately $11.6 million and $25.7 million for the nine months ended September 30, 2010 and 2009, respectively. During the nine months ended September 30, 2010 and 2009, the Company borrowed approximately $12.0 million and $111.5 million, respectively, from its credit facility and repaid approximately $12.4 million and $125.2 million, respectively, in outstanding debt.  During the nine months ended September 30, 2010, we capitalized approximately $11.2 million of costs associated with our efforts to refinance our existing indebtedness.  During the nine months ended September 30, 2009, we repurchased approximately $1.2 million of our 8 7/8% Senior Subordinated Notes due July 2011.  In addition, during nine months ended September 30, 2009, we repurchased approximately $10.7 million of our Class A and Class D Common Stock.

      Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s and S&P evaluate our debt.  On September 20, 2010, Moody’s repositioned our probability of default rating to Caa2/LD from Caa2, following the expiration of the 30-day grace period under the 2013 Notes.  On August 18, 2010, Moody’s placed us on review for a possible downgrade on our corporate family rating and probability of default rating. The review was driven by our announcement that the lenders under our Senior Credit Facility blocked our August 16, 2010 interest payment on the 2013 Notes.  The lenders under our Senior Credit Facility had the ability to block the interest payment as we are in violation of the total leverage covenant under our Senior Credit Facility.  On June 17, 2010, Moody’s placed on review the Company and its debt for a possible upgrade.

On August 24, 2010, S&P lowered our corporate credit rating from CCC+ to SD and lowered the issue-level rating on our 2013 Notes from CCC- to D.  On July 20, 2010, S&P revised our CCC+ corporate credit rating outlook from positive to developing. Revision was due to uncertainty surrounding the timing and structure of a potential refinancing. On June 17, 2010 S&P revised our CCC+ corporate credit rating outlook from negative to positive. Revision was due to our announcement of potential refinancing transactions and the proposed increase of our ownership percentage in TV One.

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

On September 10, 2008, Moody’s downgraded our corporate family rating to B2 from B1 and our $800.0 million secured credit facility ($500.0 million revolver, $300.0 million term loan) to Ba3 from Ba2.  In addition, Moody’s downgraded our Existing Notes to Caa1 from B3.  While noting that our rating outlook was stable, the ratings downgrade reflected the Company’s operating performance, weaker than previously expected credit metrics and limited borrowing capacity under financial covenants.  Although reductions in our bond ratings may not have an immediate impact on our cost of debt or liquidity, they may impact our future cost of debt and liquidity.  Increased debt levels and/or decreased earnings could result in further downgrades in our credit ratings, which, in turn, could impede our access to the debt markets and/or raise our long-term debt borrowing rates. Our ability to use debt to fund major new acquisitions or new business initiatives could also be limited.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of September 30, 2010, we had approximately $698.6 million in broadcast licenses and $137.5 million in goodwill, which totaled $836.1 million, and represented approximately 80.1% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We did not record any impairment charges for the three or nine month periods ended September 30, 2010, and we recorded impairment charges against radio broadcasting licenses of approximately $49.0 million for the nine months ended September 30, 2009. The relative improvements to the economic environment, credit markets and advertising industry compared to 2009 have contributed to more stable valuations of these assets.

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

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. As of September 30, 2010, we had and currently have 20 reporting units, which were comprised of our 16 radio markets and four other business divisions. In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we also use the income approach method. The approach involves a 10-year model with similar variables as described above, except that the discounted cash flows are generally based on the Company’s estimated and projected market share and operational performance for its owned radio markets or other business divisions. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. Since our October 2009 annual assessment, we have not made any changes to the methodology of valuing or allocating goodwill when determining the carrying values of the radio markets, Reach Media or CCI.

     In May, February and August of 2010, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Reach Media net revenues and cash flows declined for three quarters of 2010 and full year internal projections were revised below those assumed for Year 1 (2010) in our 2009 annual impairment test.  The revenues declined following the December 31, 2009 expiration of a sales representation agreement with Citadel Broadcasting Corporation (“Citadel”) whereby a minimum level of revenue was guaranteed over the term of the agreement.  Effective January 1, 2010, Reach Media’s newly established sales organization began selling its inventory on the Tom Joyner Morning Show and under a new commission-based sales representation agreement with Citadel, which sells certain inventory owned by Reach Media in connection with its 105 radio station affiliate agreements.  Management revised its internal projections for Reach Media by lowering the Year 1 revenue growth rate to 2.5% in August 2010, versus 16.5% previously assumed in our October 2009 annual assessment. Given the relative improvement in the credit markets since late 2009, the discount rate was lowered from 14.0% for the annual assessment to 13.5% for both the February and May 2010 assessments and again lowered to 13.0% for the August 2010 assessment.

Below are key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual October 2009, and interim February, May and August 2010 impairment tests. When compared to the discount rate of 9.5% to 10.5% used for assessing radio market reporting units, the higher discount rate used in this assessment reflects a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of the May, February and August 2010 interim assessments, the Company concluded no impairment to the carrying value of Reach Media had occurred.

Reach Media Goodwill (Reporting Unit Within the Radio Broadcasting Segment)	October 1, 2009		February 28, 2010	May 31, 2010	August 31, 2010
	(In millions)
Pre-tax impairment charge	$–		$–	$–	$–

Discount Rate	14.0%		13.5%	13.5%	13.0%
2010 (Year 1) Revenue Growth Rate	16.5	% (a)	8.5%	2.5%	2.5%
Long-term Revenue Growth Rate Range (Years 6 – 10)	2.5% - 3.0%		2.5% – 3.0%	2.5% – 2.9%	2.5% – 3.3%
Operating Profit Margin Range	27.2% - 35.3%		22.7% - 31.4%	23.3% - 31.5%	25.5% - 31.2%

(a)
The Year 1 revenue growth rate is driven by the September 2009 amendment of Reach Media’s sales representation agreement with Citadel, whereby the guaranteed revenue paid to Reach Media by Citadel was reduced by $2.0 million in the fourth quarter of 2009, the final quarter for the term of the agreement. Effective January 2010, Reach Media and Citadel became parties to a commission based sales representation agreement, whereby Citadel sells out-of-show inventory for the Tom Joyner Morning Show. Reach Media now sells all in-show inventory.

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

As of September 30, 2010, we had a total goodwill carrying value of approximately $137.5 million across 12 of our 20 reporting units. The below table indicates the long-term cash flow growth rates assumed in our most recent impairment testing and the long-term cash flow growth/decline rates that would result in additional goodwill impairment. For two of the reporting units, given each of their significant fair value over carrying value excess, any future goodwill impairment is not likely. However, should our estimates and assumptions for assessing the fair values of the remaining ten reporting units with goodwill worsen to reflect the below or lower cash flow growth/decline rates, additional goodwill impairments may be warranted in the future.

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

In addition to assessing the fair value of Reach Media as of August 2010, we performed a sensitivity analysis showing the impact resulting from: (i) a 1% or 100 basis point decrease in Reach Media growth rates; (ii) a 1% or 100 basis point decrease in cash flow margins; (iii) both a .5% or 50 basis point and a 1% or 100 basis point increase in the discount rate; and (iv) both a 5% and 10% reduction in the fair values of Reach Media. A hypothetical change in a 1% decrease in growth rates, a 1% decrease in cash flow margins, or a .5% increase in the discount rate, did not result in any impairment.  A 1% increase in the discount rate, a 5% reduction in fair value and a 10% reduction of fair value could yield impairment charges of approximately $1.8 million, $264,000, and $3.1 million, respectively.

Impairment of Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment triggering events for these assets for the three or nine month periods ended September 30, 2010 and 2009.

Allowance for Doubtful Accounts

We must make estimates of the uncollectability of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the past four years, including the quarter ended September 30, 2010, our historical bad debt results have averaged approximately 5.3% of our outstanding trade receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required.

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

To address the exposures of unrecognized tax positions, in January 2007, we adopted ASC 740 pertaining to the accounting for uncertainty in income taxes, which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of September 30, 2010, we had approximately $6.3 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

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

The Company reassessed the estimated fair value of the award as of September 30, 2010 at approximately $5.7 million and, accordingly, recorded compensation expense and a liability for that amount. The fair value of the award as of December 31, 2009 was approximately $4.7 million. The fair valuation incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interest as of September 30, 2010 was approximately $44.0 million.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interest amount previously recorded.

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

CAPITAL AND COMMERICAL COMMITMENTS

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

TV One Cable Network

Pursuant to a limited liability company agreement dated July 18, 2003, the Company and certain other investors formed TV One for the purpose of developing and distributing a new television programming service. At that time, we committed to make a cumulative cash investment in TV One of $74.0 million, of which $60.3 million had been funded as of April 30, 2007, with no additional funding investment made since then. Since December 31, 2006, the initial four year commitment period for funding the capital has been extended on a quarterly basis due in part to TV One’s lower than anticipated capital needs during the initial commitment period.  Currently, the commitment period has been extended to November 15, 2010, and we anticipate further extension based upon TV One’s cash flow and anticipated capital needs.

Indebtedness

The total amount available under our existing Credit Agreement with a syndicate of banks is $700.0 million, consisting of a $400.0 million revolving facility and a $300.0 million term loan facility. As of September 30, 2010, we had approximately $350.6 million in debt outstanding under the Credit Agreement which expires the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. We also have outstanding $200.0 million in 6 3/8% Senior Subordinated Notes due February 2013 and $101.5 million in 8 7/8% Senior Subordinated Notes due July 2011. Reach Media issued a $1.0 million promissory note payable in November 2009 to a subsidiary of Citadel. The note was issued in connection with Reach Media reacquiring Citadel’s noncontrolling stock ownership in Reach Media as well as entering into a new sales representation agreement with Radio Networks. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011. See “Liquidity and Capital Resources.”

Royalty Agreements

Effective December 31, 2009, our radio music license agreements with the two largest performance rights organizations, American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music Inc. (“BMI”), expired.  The Radio Music License Committee (“RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, has reached agreement an with these organizations on a temporary fee schedule that reflects a provisional discount of 7.0% against 2009 fee levels. The temporary fee reductions became effective in January 2010. Absent an agreement on long-term fees between the RMLC and ASCAP and BMI, the U.S. District Court in New York has the authority to make an interim and permanent fee ruling for the new contract period.  In May 2010 and June 2010, the U.S. District Court’s judge charged with determining the licenses fees ruled to further reduce interim fees paid to ASCAP and BMI, respectively, down approximately another 11.0% from the previous temporary fees negotiated with the RMLC.

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2015. In connection with these agreements,  the Company incurred approximately $2.8 million and $8.7 million for the three and nine month periods ended September 30, 2010, respectively, and approximately $3.1 million and $9.3 million, respectively, for the three and nine month periods ended September 30, 2009.

Lease obligations

We have non-cancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 20 years.

Operating Contracts and Agreements

We have other operating contracts and agreements including employment contracts, on-air talent contracts, severance obligations, retention bonuses, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements that expire over the next four years.

Reach Media Noncontrolling Interest Shareholders’ Put Rights

Beginning on February 28, 2012, the noncontrolling interest shareholders of Reach Media have an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares.   Beginning in 2012, this annual right can be exercised for a 30-day period beginning February 28th.  The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Radio One, at the discretion of Radio One.

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of September 30, 2010:

	Payments Due by Period
Contractual Obligations	2010	2011	2012	2013	2014	2015 and Beyond	Total
	(In thousands)
8 7/8% Senior Subordinated Notes(1)	$4,518	$110,519	$—	$—	$—	$—	$115,037
6 3/8% Senior Subordinated Notes(1)	6,396	12,750	12,750	206,375	—	—	238,271
Credit facilities(2)	10,411	347,737	1,056	—	—	—	359,204
Note payable(3)	18	1,070	—	—	—	—	1,088
Other operating contracts/ agreements(4)	17,189	32,603	26,733	12,166	11,302	—	99,993
Operating lease obligations	2,283	8,145	5,979	4,510	3,625	11,564	36,106
Total	$40,815	$512,824	$46,518	$223,051	$14,927	$11,564	$849,699

(1)
Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of September 30, 2010.  The Senior Subordinated Notes are classified as current in the accompanying consolidated balance sheets at September 30, 2010 and December 31, 2009 as these obligations may become callable due to the termination of the Forbearance Agreement amendment on September 10, 2010.

(2)
Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of September 30, 2010.  The Credit facilities are classified as current in the accompanying consolidated balance sheets at September 30, 2010 and December 31, 2009 as these obligations may become callable due to the termination of the Forbearance Agreement amendment on September 10, 2010.

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

Reflected in the obligations above, as of September 30, 2010, we had a swap agreement in place for a total notional amount of $25.0 million. The period remaining on the swap agreement is 20.5 months. If we terminate our interest swap agreement before it expires, we will be required to pay early termination fees. Our credit exposure under the agreement is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had three standby letters of credit totaling $610,000 in connection with our annual insurance policy renewals.  In addition we had a letter of credit of $295,000 in connection with a contract we inherited as part of the acquisition of CCI as well as a letter of credit of $500,000 for Reach Media in connection with an upcoming event.

RELATED PARTY TRANSACTIONS

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three and nine months ended September 30, 2010 and 2009, Radio One paid $0 and $6,000 and $9,000 and $37,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three and nine months ended September 30, 2010 and 2009, the Company provided no advertising services to Music One. There were no cash, trade or no-charge orders placed by Music One for the three and nine months ended September 30, 2010 and 2009. As of September 30, 2010, Music One owed Radio One $102,000 for office space and administrative services provided in 2009, 2008 and 2007.

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

Changes in internal control over financial reporting

During the three months ended September 30, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2009 (the “2009 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2009 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company.  Additional risk factors that have come into effect since our 2009 Annual Report are described below.  Further risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Our recurring losses from operations and need to obtain cash flow from operations or adequate funding to fund our ongoing operations or pay our outstanding debt raise substantial doubt as to our ability to continue as a going concern.

In its report dated August 23, 2010, found in our Amended Form 10-K, our independent registered public accounting firm issued an opinion expressing substantial doubt as to our ability to continue as a going concern, given recent covenant violations under our loan agreements which may result in significant portions of our outstanding debt becoming callable by our lenders. Our financial statements included in our Amended Form 10-K have been prepared assuming that we will continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future). Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we are unable to fund our operations through operating cash flows, existing, new or amended credit facilities, sales of non-strategic assets and business lines and other capital market transactions, we would need to consider additional out-of-court or in-court restructuring alternatives.

Failure to complete our anticipated refinancing transactions would make it difficult for us to operate our business in the ordinary course, and we would likely need to seek protection under Chapter 11 of the Bankruptcy Code.

As of each of June 30, 2010, July 1, 2010 and September 30, 2010, we were not in compliance with the terms of our Existing Credit Facility. More specifically, (i) as of June 30, 2010, we failed to maintain a then required total leverage ratio of 7.25 to 1.00, (ii) as of July 1, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we failed to maintain the requisite total leverage ratio, (iii) as of September 30, 2010, we failed to meet our current total leverage ratio requirement of 6.50 to 1.00 and our senior leverage ratio requirement of 4.00 to 1.00, and (iv) as of each of June 30, 2010 and September 30, 2010, we failed to meet certain hedging obligations; specifically, we failed to maintain a ratio of at least 50% fixed rate debt to floating rate debt.  On July 15, 2010, the Company and its subsidiaries entered into a forbearance agreement (the “Forbearance Agreement”) with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as administrative agent (the “Agent”), and financial institutions constituting the majority of outstanding loans and commitments (the “Required Lenders”) under our Existing Credit Facility, relating to the defaults and events of default existing as of June 30, 2010 and July 1, 2010.  On August 13, 2010, we entered into an amendment to the  Forbearance Agreement (the “Forbearance Agreement Amendment”) that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to the then anticipated default caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern as issued in connection with the restatement of our financial statements.  Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 8 7/8% Senior Subordinated Notes due 2011 (“2011 Notes”) and/or the 6 3/8% Senior Subordinated Notes due 2013 (“2013 Notes”).

On August 5, 2010, the Agent delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes.   As a result, neither we nor any of our guaranteeing subsidiaries may make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010.  The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the 2013 Notes Indenture expired on September 15, 2010.  While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could declare the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, as of the date of this filing, no such remedies have been sought as we continue to negotiate the terms of the amended exchange offer and a new support agreement with the members of the ad hoc group of holders of our 2011 and 2013 Notes.  The event of default under the 2013 Notes Indenture also constitutes an event of default under the Existing Credit Facility.  While the Forbearance Agreement Amendment expired by its terms on September 10, 2010, we and the Agent continue to negotiate the terms of a credit facility amendment (the “Credit Agreement Amendment”) and the Agent and the lenders have not, as of the date of this filing, exercised additional remedies under the Existing Credit Facility.   We, along with our advisors, have negotiated the principal terms of the Credit Agreement Amendment with the Agent. However, to the extent the Required Lenders do not agree to enter into the Credit Agreement Amendment at the completion of an amended exchange offer, we would expect that all of our indebtedness under the Existing Credit Facility would be declared immediately due and payable.  Such acceleration of our indebtedness would also cause a cross-default under our other debt obligations, including under the Existing Notes.

If we complete our anticipated refinancing transactions, we intend to pay the August 16, 2010 defaulted interest in full in cash and cure or otherwise obtain a waiver of any and all defaults under the 2013 Notes Indenture and the Existing Credit Facility.  The members of the ad hoc group continue to forbear from exercising rights and remedies under the Existing Indentures with respect to any default or event of default that has occurred or may occur as a result of our failure to make the interest payment on the 2013 Notes on August 16, 2010.  However, we cannot assure that we will complete our anticipated refinancing transactions.  In the event we do not complete our anticipated refinancing transactions or if the term of the new support agreement expires and remedies are exercised by the trustee or holders under the 2013 Notes Indenture, we would expect that all of our indebtedness under the Existing Notes and the Existing Credit Facility would be declared immediately due and payable.  Either of these events would make it difficult for us to operate our business in the ordinary course, and we would likely need to seek protection under Chapter 11 of the Bankruptcy Code.

Our corporate debt rating was recently downgraded and we could suffer further downgrades.

On a continuing basis, credit rating agencies such as Moody’s and S&P evaluate our debt.  On September 20, 2010, Moody’s repositioned our probability of default rating to Caa2/LD from Caa2, following the expiration of the 30-day grace period under the 2013 Notes.  On August 18, 2010, Moody’s placed us on review for a possible downgrade on our corporate family rating and probability of default rating. The review was driven by our announcement that the lenders under our Senior Credit Facility blocked our August 16, 2010 interest payment on the 2013 Notes.  The lenders under our Senior Credit Facility had the ability to block the interest payment as we are in violation of the total leverage covenant under our Senior Credit Facility.  On June 17, 2010, Moody’s placed on review the Company and its debt for a possible upgrade.

On August 24, 2010, S&P lowered our corporate credit rating from CCC+ to SD and lowered the issue-level rating on our 2013 Notes from CCC- to D.  On July 20, 2010, S&P revised our CCC+ corporate credit rating outlook from positive to developing. Revision was due to uncertainty surrounding the timing and structure of a potential refinancing. On June 17, 2010 S&P revised our CCC+ corporate credit rating outlook from negative to positive. Revision was due to our announcement of potential refinancing transactions and the proposed increase of our ownership percentage in TV One.

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

On September 10, 2008, Moody’s downgraded our corporate family rating to B2 from B1 and our $800.0 million secured credit facility ($500.0 million revolver, $300.0 million term loan) to Ba3 from Ba2.  In addition, Moody’s downgraded our Existing Notes to Caa1 from B3.  While noting that our rating outlook was stable, the ratings downgrade reflected the Company’s operating performance, weaker than previously expected credit metrics and limited borrowing capacity under financial covenants.  Although reductions in our bond ratings may not have an immediate impact on our cost of debt or liquidity, they may impact our future cost of debt and liquidity.  Increased debt levels and/or decreased earnings could result in further downgrades in our credit ratings, which, in turn, could impede our access to the debt markets and/or raise our long-term debt borrowing rates. Our ability to use debt to fund major new acquisitions or new business initiatives could also be limited.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

 As of each of June 30, 2010, July 1, 2010 and September 30, 2010, we were not in compliance with the terms of our Existing Credit Facility. More specifically, (i) as of June 30, 2010, we failed to maintain a then required total leverage ratio of 7.25 to 1.00, (ii) as of July 1, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we failed to maintain the requisite total leverage ratio, (iii) as of September 30, 2010, we failed to meet our current total leverage ratio requirement of 6.50 to 1.00 and our senior leverage ratio requirement of 4.00 to 1.00, and (iv) as of each of June 30, 2010 and September 30, 2010, we failed to meet certain hedging obligations; specifically, we failed to maintain a ratio of at least 50% fixed rate debt to floating rate debt. On July 15, 2010, the Company and its subsidiaries entered into a forbearance agreement (the “Forbearance Agreement”) with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as administrative agent (the “Agent”), and financial institutions constituting the majority of outstanding loans and commitments (the “Required Lenders”) under our Existing Credit Facility, relating to the defaults and events of default existing as of June 30, 2010 and July 1, 2010.  On August 13, 2010, we entered into an amendment to the  Forbearance Agreement (the “Forbearance Agreement Amendment”) that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to the then anticipated default caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern as issued in connection with the restatement of our financial statements.  Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 8 7/8% Senior Subordinated Notes due 2011 (“2011 Notes”) and/or the 6 3/8% Senior Subordinated Notes due 2013 (“2013 Notes”).

On August 5, 2010, the Agent delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes.   As a result, neither we nor any of our guaranteeing subsidiaries may make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010.  The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the 2013 Notes Indenture expired on September 15, 2010.  While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could declare the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, as of the date of this filing, no such remedies have been sought as we continue to negotiate the terms of the amended exchange offer and a new support agreement with the members of the ad hoc group of holders of our 2011 and 2013 Notes.  The event of default under the 2013 Notes Indenture also constitutes an event of default under the Existing Credit Facility.  While the Forbearance Agreement Amendment expired by its terms on September 10, 2010, we and the Agent continue to negotiate the terms of a credit facility amendment (the “Credit Agreement Amendment”) and the Agent and the lenders have not, as of the date of this filing, exercised additional remedies under the Existing Credit Facility.   We, along with our advisors, have negotiated the principal terms of the Credit Agreement Amendment with the Agent. However, to the extent the Required Lenders do not agree to enter into the Credit Agreement Amendment at the completion of an amended exchange offer, we would expect that all of our indebtedness under the Existing Credit Facility would be declared immediately due and payable.  Such acceleration of our indebtedness would also cause a cross-default under our other debt obligations, including under the Existing Notes.

If we complete our anticipated refinancing transactions, we intend to pay the August 16, 2010 defaulted interest in full in cash and cure or otherwise obtain a waiver of any and all defaults under the 2013 Notes Indenture and the Existing Credit Facility.  The members of the ad hoc group continue to forbear from exercising rights and remedies under the Existing Indentures with respect to any default or event of default that has occurred or may occur as a result of our failure to make the interest payment on the 2013 Notes on August 16, 2010.  However, we cannot assure that we will complete our anticipated refinancing transactions.  In the event we do not complete our anticipated refinancing transactions or if the term of the new support agreement expires and remedies are exercised by the trustee or holders under the 2013 Notes Indenture, we would expect that all of our indebtedness under the Existing Notes and the Existing Credit Facility would be declared immediately due and payable.  Either of these events would make it difficult for us to operate our business in the ordinary course, and we would likely need to seek protection under Chapter 11 of the Bankruptcy Code.

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

November 04, 2010