Form 10-K
period 2010-12-31
RADIO ONE, INC.
filed 2011-03-16
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

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
Large accelerated filer ☐          Accelerated filer ☐           Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐     No ☑

The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at March 11, 2011
Class A Common Stock, $.001 par value	2,828,912
Class B Common Stock, $.001 par value	2,861,843
Class C Common Stock, $.001 par value	3,121,048
Class D Common Stock, $.001 par value	45,576,082

The aggregate market value of common stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Class A and Class D common stock on June 30, 2010, was approximately $62.2 million.

RADIO ONE, INC. AND SUBSIDIARIES

Form 10-K
For the Year Ended December 31, 2010

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

The term “station operating income” is also used throughout this report.  “Station operating income” consists of net loss or income before depreciation and amortization, corporate expenses, stock-based compensation, equity in income or loss of affiliated company, income taxes, noncontrolling interests in income of subsidiaries, interest expense, impairment of long-lived assets, other income or expense, gain on retirement of debt, and income or loss from discontinued operations, net of tax. Station operating income is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”).  Nevertheless we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our radio stations within the various markets because station operating income provides helpful information about our results of operations apart from expenses associated with our physical plant, income taxes, investments, debt financings, gain on retirement of debt, corporate overhead, stock-based compensation, impairment of long-lived assets and income or losses from asset sales.  Station operating income is frequently used as one of the bases for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not purport to represent operating income or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•
the effects the global financial and economic downturn, credit and equity market volatility and continued fluctuations in the U.S. economy may continue to have on our business and financial condition and the business and financial conditions of our advertisers;

•	our high degree of leverage and potential inability to refinance certain portions of our debt given fluctuations in market conditions;

•	continued fluctuations in the economy could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given the current economic environment;

•	our relationship with a significant customer has changed and we no longer have a guaranteed level of revenue from that customer;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill and other intangible assets, particularly in light of the current economic environment;

•	increased competition from new media and technologies;

•	the impact of our acquisitions, dispositions and similar transactions; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Item 1A, “Risk Factors,” contained in this report.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Radio One is an urban-oriented, multi-media company that primarily targets African-American consumers.  We are incorporated as a Delaware corporation. Our core business is our radio broadcasting franchise that is the largest broadcasting operation in the United States that primarily targets African-American and urban listeners. We currently own 53 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our strategy is to operate the premier multi-media entertainment and information content provider targeting African-American consumers.  Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties.  Our other media interests include our approximately 37% ownership interest (as of December 31, 2010) in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 53.5% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment, which operates a number of branded sites, including NewsOne, UrbanDaily, HelloBeautiful; and our ownership of Community Connect, LLC (formerly Community Connect Inc.) (“CCI”), an online social networking company, which operates a number of branded websites, including BlackPlanet, MiGente and Asian Avenue.  CCI is now included within the operations of Interactive One. Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audiences.

In December 2009, the Company ceased publication of our urban-themed lifestyle periodical Giant Magazine. The remaining assets and liabilities of this publication have been classified as discontinued operations as of December 31, 2010 and 2009, and the publication’s results from operations for the years ended December 31, 2010, 2009 and 2008, have been classified as discontinued operations in the accompanying consolidated financial statements.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s two reportable segments: (i) Radio Broadcasting and; (ii) Internet. See Note 17 – Segment Information in the notes accompanying our audited consolidated financial statements included elsewhere in this prospectus.

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

Our Stations and Markets

The table below provides information about our radio stations and the markets in which we owned or operated as of December 31, 2010.

	Radio One			Market Data
			Entire Audience Four Book Average (Ending Fall 2010) Audience Share(b)

				Ranking by Size of African- American Population Persons 12+(c)
					Estimated Fall 2010 Metro
					Population Persons 12+(c)
	Number of Stations(a)					African- American%
Market	FM	AM			Total
					(millions)
Atlanta (1)	4	-	13.7	2	4.5	31.1%
Washington, DC (1)	3	2	12.6	4	4.4	26.4%
Philadelphia (1)	3	-	8.3	5	4.5	20.5%
Detroit (1)	2	1	7.5	6	3.8	21.9%
Houston (1)	3	-	15.3	7	4.9	16.7%
Dallas (1)	2	-	5.2	9	5.3	14.3%
Baltimore(1)	2	2	15.7	11	2.3	28.4%
St. Louis(1)	2	-	10.0	16	2.3	18.2%
Charlotte(2)	2	-	6.0	15	2.0	20.8%
Cleveland(1)	2	2	13.5	18	1.8	18.9%
Richmond(3)	4	1	20.4	20	1.0	29.3%
Raleigh-Durham(2)	4	-	20.5	19	1.3	21.3%
Boston (4)	-	1	-	21	4.0	6.6%
Cincinnati(1)	2	1	8.9	28	1.8	12.3%
Columbus(2)	3	-	13.3	29	1.5	14.4%
Indianapolis(2)	3	1	19.1	30	1.4	14.8%

Total	41	11

(1)	The four book average and rank is measured using the 12 month Portable People Meter™ (“PPM™”) methodology.

(2)	The four book average is measured using a two book diary and a two book (six months) PPM™ average.

(3)	The four book average and rank is measured using the four book diary average.

(4)	We do not subscribe to Arbitron for our Boston market.

(a)	WDNI-CD (formerly WDNI-LP), the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

(b)	Audience share data are for the 12+ demographic and derived from the Arbitron Survey four book averages ending with the Fall 2010 Arbitron Survey.

(c)	Population estimates are from the Arbitron Radio Market Report, Fall 2010.

The African-American Market Opportunity

We believe that urban-oriented media primarily targeting African-Americans continues as an attractive opportunity for the following reasons:

Steady African-American Population Growth.  From April 2000 to July 2009, the African-American population grew 9.8%, in line with a 9.7% overall population growth rate, and accounted for 12.9% of total population growth by July 2009. The African-American population is expected to grow to approximately 42.1 million by the end of 2015, a 5.5% increase from 2010. African-Americans are expected to make up 12.9% of total population growth during the period from 2010 through 2015. (Source: U.S. Census Bureau, 2008 and 2009, “Projections of the Population by Sex, Race, and Hispanic Origin for the United States: 2010 to 2050”) According to the U.S. Census, the average African-American population is nearly five years younger than the total U.S. population average. As a result, urban formats, in general, tend to skew younger than formats targeted to the general market population.  As of December 2010, the African-American population represents almost 13% of the total U.S. population.  The African-American consumer market represents an attractive customer segment in many states.

High African-American Geographic Concentration.  An analysis of the African-American population shows a high degree of geographic concentration.  A recent study shows that while the five most populous U.S. markets are home to 21.0% of the overall U.S. population, 27.0% of the total African-American population resides in those same markets.  Expanding the analysis to the 20 most populous U.S. markets, 45.0% of the overall U.S. population resides within these markets, with 57% of the total African-American population residing within them. (Source: “Markets Within Markets,” Cable Advertising Bureau (“CAB”) Race, Relevance and Revenue, June 2007).  The practical implication of these findings is that a multi-media strategy within these pockets of geographic concentration can have a much proportionately more meaningful reach towards the African-American population than towards non-African-American U.S. populations.

Higher African-American Income Growth.  The economic status of African-Americans improved at an above-average rate over the past two decades.  African-American buying power was estimated at $913 billion in 2008, up from $590 billion in 2000 and is expected to increase to $1.2 trillion by 2013, up by 210.0% in 22 years. (Source: “The Multicultural Economy 2008,” Selig Center for Economic Growth, Terry College of Business, The University of Georgia, January 2009).  In addition, African-American consumers tend to have a different consumption profile than non-African-Americans. A report published by the CAB notes those products and services for which African-American households spent more or a higher proportion of their money than non-African-Americans. These products and services included apparel and accessories, appliances, consumer electronics, food, personal care products, telephone service and transportation. Such findings imply that utilities, telecom firms, clothing and grocers would greatly benefit from marketing directly to African-American consumers.  This is particularly true in those states (including the District of Columbia) where the percentage that African-American buying power represents of total buying power in that state is the largest, such as the District of Columbia (31.1%), Maryland (22.0%), Georgia (20.5%), North Carolina (14.5%) and Virginia (13.1%).  (Source: “Black Buying Power,” CAB Race, Relevance and Revenue, June 2007).

Growing Influence of African-American Culture.  We believe that there continues to be an ongoing “urbanization” of many facets of American society as evidenced by the influence of African-American culture in the areas of politics, music, film, fashion, sports and urban-oriented television shows and networks. We believe that many companies from a broad range of industries have embraced this urbanization trend in their products as well as in their advertising messages.  As noted in one recent study, “The influence of African-American youth culture is no accident. The black population is among the youngest in the nation, with 56.1% under age 35 in 2009, and nearly 30% under age 18.”  (Source:  “African Americans Online”, eMarketer, March 2009).

Growth in Advertising Targeting the African-American Market.  We continue to believe that large corporate advertisers are becoming more focused on reaching minority consumers in the United States. The African-American community is considered an emerging growth market within a mature domestic market. During the recession, spending on African-American media declined 7.3%, according to figures by The Nielsen Company. While the decline was consistent with the trend in overall advertising, the drop was not as severe as the general market.  In February 2010, Nielsen reported that ad spending in general fell 9% in 2009, despite significant increases in Cable TV.  The decline in spending on African-American media was consistent with decreased spending in network television and national magazines.  Increased spending on cable television helped balance out the losses. Advertisers spent 35% more on African-American cable in 2009 than in 2008.  Radio continued to earn the most revenue among African-American media in 2009. Advertisers spent $748 million on the medium last year.  (Source:  “Multicultural Ad Spending Declines in 2009, but Less than Overall Ad Market,” NielsenWire, March 12, 2010). We believe many large corporations are expanding their commitment to ethnic advertising. The companies that successfully market to the African-American audience have focused on building brand relationships. Advertisers are making an effort to fully understand African-American consumers, and to relate to them with messages that are relevant to their community. These advertisers are accomplishing this by visibly and consistently engaging the African-American consumer, involving themselves with the interests of the African-American consumer and increasing African-American brand loyalty.

Significant and Growing Internet Usage among African-Americans with Limited Targeted Online Content Offerings.  African-Americans are becoming significant users of the internet. The same factors driving increases in African-American buying power, such as improvements in education, income and employment, are also increasing African-American internet usage. One study estimates that 23.7 million African-Americans will make up 11.2% of all U.S. internet users in 2013, up from 9.9% in 2008.  (Source:  “African Americans Online,” eMarketer, March 2009).  This represents a 24% increase from 2008 versus a 15% increase for the general population and an 11% increase among white internet users.  According to another national study among more than 7,000 African American adults, the internet represents 32% of daily media exposure for African-Americans and the typical amount of time spent online is 4 hours and 21 minutes per day, a figure that is 10% higher when compared to all U.S. adults. (Source: “The Media Audit National Report 2010”). Additionally, the growth of internet penetration and high-speed internet penetration in African-American households is expected to remain above that of the general population. We believe that there is no company that dominates the African-American market online, and the lack of any strong competitive presence presents a significant opportunity for us to build an online business that is highly scalable.

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

The study includes insight into the feelings of African-Americans about their future, past and present, as well as, details on their relationship with media, advertising and technology. The wealth of quantifiable information about our listeners, viewers, readers and visitors provides valuable marketing and programming applications for us.  This allows us to ensure that our content best reflects our audience and, in turn, allows for companies, organizations and individuals to effectively reach this vital community.

Business Strategy

Radio Station Portfolio Optimization.  Within our core radio business, our portfolio management strategy is to make select acquisitions of radio stations, primarily in markets where we already have a presence, and to divest stations which are no longer strategic in nature. We may divest stations that do not have an urban format or stations located in smaller markets or markets where the African-American population is smaller, on a relative basis, than other markets in which we operate. However, we are continually looking for opportunities to upgrade existing radio stations by strengthening their signals to reach a larger number of potential listeners.

Investment in Complementary Businesses.  We continue to invest in complementary businesses in the media and entertainment industry. The primary focus of these investments will be on businesses that provide entertainment and information content to African-American consumers. Most recently, in April 2008, we acquired CCI, an online social networking company that hosted the website BlackPlanet.  BlackPlanet has been integrated into our online operations, as part of Interactive One, which now includes the largest social networking site primarily targeted at African-Americans.  This integration is consistent with our operating strategy of becoming a multi-media entertainment and information content provider to African-American consumers.  We believe that our unique position as a diversified media company focused on the African-American consumer provides us with a competitive advantage in these new businesses.

Top 50 African-American Radio Markets in the United States

The table below notes the top 50 African-American radio markets in the United States. The bold text indicates markets where we own radio stations. Population estimates are for 2010 and are based upon data provided by Arbitron.

Rank	Market	African-American Population (Persons 12+)	African-Americans as a Percentage of the Overall Population (Persons 12+)
		(In thousands)
1	New York, NY	2,674	17.0%
2	Atlanta, GA	1,392	31.1
3	Chicago, IL	1,366	17.3
4	Washington, DC	1,158	26.4
5	Philadelphia, PA	917	20.5
6	Detroit, MI	837	21.9
7	Houston-Galveston, TX	823	16.7
8	Los Angeles, CA	807	7.3
9	Dallas-Ft. Worth, TX	760	14.3
10	Miami-Ft. Lauderdale-Hollywood, FL	716	19.6
11	Baltimore, MD	651	28.4
12	Memphis, TN	477	43.9
13	San Francisco, CA	436	7.0
14	Norfolk-Virginia Beach-Newport News, VA	427	31.6
15	Charlotte-Gastonia-Rock Hill, NC	425	20.8
16	St. Louis, MO	422	18.2
17	New Orleans, LA	343	33.8
18	Cleveland, OH	335	18.9
19	Raleigh-Durham, NC	291	21.3
20	Richmond, VA	281	29.3
21	Boston, MA	270	6.6
22	Tampa-St. Petersburg-Clearwater, FL	260	10.9
23	Birmingham, AL	254	28.2
24	Greensboro-Winston-Salem-High Point, NC	252	20.8
25	Jacksonville, FL	246	21.4
26	Orlando, FL	238	15.6
27	Nassau-Suffolk (Long Island), NY	226	9.1
28	Cincinnati, OH	221	12.3
29	Columbus, OH	213	14.4
30	Indianapolis, IN	209	14.8
31	Kansas City, KS	208	12.4
32	Milwaukee-Racine, WI	207	14.2
33	Nashville, TN	201	15.7
34	Seattle-Tacoma, WA	192	5.6
35	Baton Rouge, LA	191	33.0
36	Middlesex-Somerset-Union, NJ	185	13.3
37	Jackson, MS	185	46.1
38	Minneapolis-St. Paul, MN	184	6.7
39	Columbia, SC	175	32.3
40	Riverside-San Bernardino, CA	170	9.1
41	Pittsburgh, PA	167	8.4
42	West Palm Beach-Boca Raton, FL	165	14.8
43	Phoenix, AZ	159	4.8
44	Las Vegas, NV	157	10.0
45	Charleston, SC	153	27.1
46	Greenville-Spartanburg, SC	150	16.7
47	Augusta, GA	148	34.0
48	Sacramento, CA	141	14.1
49	Louisville, KY	137	14.1
50	Greenville-New Bern-Jacksonville	132	24.1

Multi-Media Operating Strategy

To maximize net revenue and station operating income at our radio stations, we strive to achieve the largest audience share of African-American listeners in each market, convert these audience share ratings to advertising revenue, and control operating expenses. Complementing our core radio franchise are our cable and online media interests. Through our national presence across our various media, we provide our customers with a multi-media advertising platform that is a unique and powerful delivery mechanism toward African-Americans and other urban consumers. We believe that as we continue to diversify into other media, the strength and effectiveness of this unique platform will become even more compelling.  The success of our strategy relies on the following:

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

Ownership and Syndication of Programming Content

To diversify our revenue base beyond the markets in which we physically operate, we seek to develop or acquire proprietary African-American targeted content. We distribute this content in a variety of ways, utilizing our own network of multi-media distribution assets or through distribution assets owned by others. If we distribute content through others, we are paid for providing this content or we receive advertising inventory which we monetize through our adverting sales. To date, our programming content efforts have included our investment in TV One and its related programming, our 53.5% ownership of Reach Media, the acquisition and development of our interactive brands including BlackPlanet, NewsOne, TheUrbanDaily and HelloBeautiful and the development and distribution of several syndicated radio shows, including the “Russ Parr Morning Show,” the “Yolanda Adams Morning Show,” the “Rickey Smiley Morning Show,” “CoCo Brother Live,” CoCo Brother’s the “Spirit” program, Bishop T.D. Jakes’ “Empowering Moments,” the “Reverend Al Sharpton Show,” and the “Warren Ballentine Show.” Our syndicated radio programming is available on 214 non-Radio One stations through the United States.

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

We believe there are several potential benefits that result from operating multiple radio stations within the same market as well as operating multiple online brands. First, each additional radio station in a market and online brand provides us with a larger percentage of the prime advertising time available for sale within that market and among online users.  Second, the more stations we program and brands we operate, the greater the market share we can achieve in our target demographic groups through the use of segmented programming and content delivery. Third, we are often able to consolidate sales, promotional, technical support and business functions across stations and brands to produce substantial cost savings.  Finally, the purchase of additional radio stations in an existing market and the development of additional online brands allow us to take advantage of our market expertise and leverage our existing relationships with advertisers.

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

We have created a national platform of radio stations in some of the largest African-American consumer markets. This platform reaches approximately 20 million listeners weekly, more than that of any other radio broadcaster primarily targeting African-Americans. Given the high degree of geographic concentration among the African-American population, national advertisers find advertising on our radio stations an efficient and cost-effective way to reach this target audience. Through our corporate sales department, we bundle and sell our platform of radio stations to national advertisers, thereby enhancing our revenue generating opportunities, expanding our base of advertisers, creating greater demand for our advertising time inventory and increasing the capacity utilization of our inventory and making our sales efforts more efficient. We have also created a dedicated online sales force as part of our interactive unit. The unit’s national team focuses on helping marketers reach our online audience of approximately 4 million unique visitors per month.  Our leading advertising products, custom marketing solutions, and integrated inventory opportunities, provide our advertising customers a unique vehicle to reach online African-American consumers at scale. To allow marketers to reach our audience across all of our platforms (radio, television and online) in an efficient way, in 2008, we launched One Solution, a cross-platform/brand sales and marketing effort which allows top tier advertisers to take full advantage of our complete suite of offerings through a one-stop shop approach that reaches 82% of African-Americans in the United States.

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

Our Radio Station Portfolio

The following table sets forth selected information about our portfolio of radio stations as of December 31, 2010. Market population data and revenue rank data are from BIA Financials Investing in Radio Market Report, 2010 Fourth Edition. Audience share and audience rank data are based on Arbitron Survey four book averages ending with the Fall 2010 Arbitron Survey unless otherwise noted. As used in this table, “n/a” means not applicable or not available and (“t”) means tied with one or more radio stations. We do not subscribe to Arbitron for our Boston market.

	Market Rank					Four Book Average
	2010	2010				Audience Share	Audience Rank		Audience Share	Audience Rank
	Metro	Radio	Year		Target Age	in 12+	in 12+-		in Target	in Target
Market	Population	Revenue	Acquired	Format	Demographic	Demographic	Demographic		Demographic	Demographic

Atlanta(1)	7	6
WPZE-FM(a)			2004	Contemporary Inspirational	25-54	5.7	4	(t)	5.8	3
WHTA-FM			2002	Urban Contemporary	18-34	4.0	9	(t)	7.7	2
WAMJ-FM(b)			1999	Urban AC	25-54	4.0	9	(t)	4.9	6	(t)
WUMJ-FM(c)			1999	Urban AC	25-54	*	*		*	*

Washington, DC(1)	9	7
WKYS-FM			1995	Urban Contemporary	18-34	3.6	8	(t)	8.6	2
WMMJ-FM			1987	Urban AC	25-54	5.3	6		4.7	5
WPRS-FM			2008	Contemporary Inspirational	25-54	3.3	15		3.6	13	(t)
WYCB-AM			1998	Gospel	25-54	0.2	38	(t)	0.2	47	(t)
WOL-AM			1980	News/Talk	35-64	0.2	38	(t)	0.1	37	(t)
Philadelphia(1)	8	10
WPPZ-FM			1997	Contemporary Inspirational	25-54	2.5	18		5.2	7
WPHI-FM			2000	Urban Contemporary	18-34	2.4	19	(t)	2.5	18
WRNB-FM			2004	Urban AC	25-54	3.4	13	(t)	3.7	11
Detroit(1)	11	13
WHTD-FM			1998	Urban Contemporary	18-34	2.8	19		5.5	7
WDMK-FM			1998	Urban AC	25-54	4.1	13		4.1	12
WCHB-AM			1998	News/Talk	35-64	0.6	30	(t)	0.3	33	(t)
Houston(1)	6	8

KMJQ-FM			2000	Urban AC	25-54	6.1	3	(t)	6.1	3
KBXX-FM			2000	Urban Contemporary	18-34	6.3	2		10.2	1
KROI-FM			2004	Contemporary Inspirational	25-54	2.9	17		3.3	15	(t)
Dallas(1)	5	4
KBFB-FM			2000	Urban Contemporary	18-34	3.0	12	(t)	4.5	6
KSOC-FM			2001	Urban AC	25-54	2.2	19		2.5	19
Baltimore(1)	22	20
WERQ-FM			1993	Urban Contemporary	18-34	7.7	1		15.5	1
WWIN-FM			1992	Urban AC	25-54	8.3	2	(t)	8.2	2
WOLB-AM			1993	News/Talk	35-64	0.2	43	(t)	0.2	46	(t)
WWIN-AM			1992	Gospel	35-64	0.4	34	(t)	0.5	33	(t)
St. Louis(1)	21	21

WFUN-FM			1999	Urban AC	25-54	4.1	13		4.0	12
WHHL-FM			2006	Urban Contemporary	18-34	5.9	5		11.6	2
Cleveland(1)	29	27
WENZ-FM			1999	Urban Contemporary	18-34	5.5	8		9.5	2
WERE-AM			2000	News/Talk	35-64	0.2	28	(t)	0.3	27	(t)
WZAK-FM			2000	Urban AC	25-54	7.0	4		6.9	4
WJMO-AM			1999	Contemporary Inspirational	25-54	0.8	23		1.0	20	(t)
Charlotte(2)	24	30

WQNC-FM			2000	Urban AC	25-54	2.3	17		2.9	14
WPZS-FM			2004	Contemporary Inspirational	25-54	3.7	13		3.5	13
Richmond(3)	55	45
WCDX-FM			2001	Urban Contemporary	18-34	5.8	6		11.0	2
WPZZ-FM			1999	Contemporary Inspirational	25-54	5.2	8		5.1	7
WKJS-FM			2001	Urban AC	25-54	9.4	1		10.0	1
WKJM-FM			2001	Urban AC	25-54	**	**		**	**
WTPS-AM			2001	News/Talk	35-64	0.0	-		0.0	-
Raleigh-Durham(2)	42	37
WQOK-FM			2000	Urban Contemporary	18-34	7.0	6		13.4	2
WFXK-FM			2000	Urban AC	25-54	***	***		***	***
WFXC-FM			2000	Urban AC	25-54	7.5	3		7.5	5
WNNL-FM			2000	Contemporary Inspirational	25-54	6.0	8		5.6	10.0
Columbus(2)	36	31
WCKX-FM			2001	Urban Contemporary	18-34	6.5	9		12.5	2
WXMG-FM			2001	R&B/Oldies	25-54	5.3	6		4.5	11
WJYD-FM			2001	Contemporary Inspirational	25-54	1.5	21		1.5	18
Cincinnati(1)	28	24
WIZF-FM			2001	Urban Contemporary	18-34	4.3	11		7.1	6	(t)
WMOJ-FM			2006	Urban AC	25-54	3.8	12		4.2	12
WDBZ-AM			2007	News/Talk	35-64	0.8	24		0.9	23	(t)
Indianapolis(2)(4)	39	32
WHHH-FM			2000	Rhythmic CHR	18-34	5.7	10		11.2	3
WTLC-FM			2000	Urban AC	25-54	6.3	4		6.1	7	(t)
WNOU-FM			2000	Pop/CHR	18-34	4.7	7	(t)	8.7	2
WTLC-AM			2001	Contemporary Inspirational	25-54	2.4	15		1.8	18

AC - refers to Adult Contemporary
CHR - refers to Contemporary Hit Radio
R&B - refers to Rhythm and Blues
Pop - refers to Popular Music

*          Simulcast with WAMJ-FM
**        Simulcast with WKJS-FM
***      Simulcast with WFXC-FM

(a)           WPZE-FM effective February 20, 2009 (formerly WAMJ-FM).

(b)           WAMJ-FM effective February 27, 2009 (formerly WJZZ-FM).

(c)           WUMJ-FM effective February 20, 2009 (formerly WPZE-FM).

(1)	The four book average and rank is measured using the 12 month PPM™ methodology.

(2)	The four book average is measured using a two book diary and a two book (six months) PPM™ average.

(3)	The four book average and rank is measured using the four book diary average.

(4)	WDNI-CD (formerly WDNI-LP), the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

Radio Advertising Revenue

For the year ended December 31, 2010, approximately 83.5% of our net revenue was generated from the sale of advertising in our core radio business. Substantially all net revenue generated from our radio franchise is generated from the sale of local, national and network advertising. Local sales are made by the sales staff located in our markets. National sales are made primarily by Katz Communications, Inc. (“Katz”), a firm specializing in radio advertising sales on the national level. Katz is paid agency commissions on the advertising sold. Network sales are made by third-party sales representatives in exchange for commercial inventory made available to them. Approximately 57.0% of our net revenue for the year ended December 31, 2010 was generated from the sale of local advertising and 36.5% from sales to national advertisers, including network advertising. The balance of net revenue generated from our radio franchise is primarily derived from tower rental income, ticket sales and revenue related to Radio One sponsored events, management fees and other revenue.

Advertising rates charged by radio stations are based primarily on:

•	a radio station’s audience share within the demographic groups targeted by the advertisers;

•	the number of radio stations in the market competing for the same demographic groups; and

•	the supply and demand for radio advertising time.

A radio station’s listenership is measured by the PPM™ system or diary ratings surveys, both of which estimate the number of listeners tuned to a radio station and the time they spend listening to that radio station. Ratings are used by advertisers to evaluate whether to advertise on our radio stations, and are used by us to chart audience growth, set advertising rates and adjust programming. Advertising rates are generally highest during the morning and afternoon commuting hours.

Strategic Diversification and Other Sources of Revenue

We have expanded our operations to include other media forms that are complementary to our core radio business.  Since 2008, we have owned and operated CCI, an online social networking company that hosts the website BlackPlanet, the largest social networking site primarily targeted at African-Americans.  CCI is now included as part of the operations of Interactive One and currently generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services, including advertising aimed at diversity recruiting. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable. Interactive One has a diversity recruiting relationship with Monster, Inc. (“Monster”). Monster posts job listings and advertising on Interactive One’s websites and Interactive One earns revenue for displaying the images on its websites.

CCI is a part of our broader interactive unit, Interactive One, which also includes the online brands NewsOne, TheUrbanDaily, Elev8 and HelloBeautiful. Similar to CCI, these web properties primarily derive their revenue from advertising services. Revenue is recognized either as impressions are delivered, when “click through” purchases or leads are reported, or ratably over the contract, where applicable.

In February 2005, we acquired 51% of the common stock of Reach Media, which operates The Tom Joyner Morning Show and related businesses. Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndication agreements. Mr. Joyner is a leading nationally syndicated radio personality. As of December 31, 2010, The Tom Joyner Morning Show was broadcast on 106 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach Media provides programming content for TV One and operates www.BlackAmericaWeb.com, an African-American targeted website. Reach Media also operates the Tom Joyner Family Reunion and various other special event-related activities.  Prior to 2010, Reach Media used an outside sales representative, Citadel Broadcasting Corporation (“Citadel”), to sell both in-show and outside advertising inventory.  Prior to 2010, Citadel also held a noncontrolling ownership interest in Reach.  In November 2009, a new agreement was executed (the “New Sales Representation Agreement”) to replace the old agreement which expired on December 31, 2009.  Under the New Sales Representation Agreement, effective January 1, 2010, Citadel began selling advertising inventory for the Tom Joyner Morning Show only outside of the show and on a non-exclusive basis.  In addition to these outside sales efforts, Reach Media has expanded its internal sales force to sell in-show advertising inventory, event sponsorships and BlackAmericaWeb.com advertising. As an inducement for Reach Media to enter into the New Sales Representation Agreement, Citadel returned its noncontrolling ownership interest in Reach Media back to Reach Media.  As a result of classifying these shares as treasury stock, this transaction effectively increased Radio One’s common stock interest in Reach Media to 53.5%. In exchange for the return of the ownership interest, Reach Media issued a $1.0 million promissory note payable to Radio Networks, a subsidiary of Citadel, due in December 2011.

In July 2003, we entered into a joint venture agreement with an affiliate of Comcast Corporation (the “CC Investor”) and certain other investors to create TV One, a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One by December 31, 2006.  As of the date of this filing, $60.3 million of this commitment had been funded. No additional investment has been made since April 2007.  Since December 31, 2006, the initial four year commitment period for funding the capital has been extended on a quarterly basis due in part to TV One’s lower than anticipated capital needs during the initial commitment period. Currently, the commitment period has been extended to April 1, 2011. We anticipate funding our remaining capital commitment amounts at or about that time.

In December 2004, TV One entered into a distribution agreement with DIRECTV, Inc. (“DIRECTV”) and certain affiliates of DIRECTV became investors in TV One. As of December 31, 2010, we owned approximately 37% of the outstanding equity interests of TV One on a fully-converted basis.

We entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, we provided TV One with administrative and operational support services and access to Radio One personalities. This agreement was originally scheduled to expire in January 2009, but was extended to January 2010 and was further extended to January 2011.  Under the advertising services agreement, we provided a specified amount of advertising to TV One.  This agreement was also originally scheduled to expire in January 2009 and was extended to January 2011.  In consideration of providing these services, we have received equity in TV One, and receive an annual cash fee of $500,000 for providing services under the network services agreement. While each of these agreements has expired, we are currently evaluating the agreements given new and anticipated synergies and anticipate entering into similar agreements in the future. The Company is currently negotiating the renewal of these agreements.

We have launched websites that simultaneously stream radio station content for each of our radio stations, and we derive revenue from the sale of advertisements on those websites. We generally encourage our web advertisers to run simultaneous radio campaigns and use mentions in our radio airtime to promote our websites. By providing streaming, we have been able to broaden our listener reach, particularly to “office hour” listeners. We believe streaming has had a positive impact on our radio stations’ reach to listeners.  In addition, our station websites link to our other online properties operated by Interactive One acting as traffic sources for these online brands.

In December 2006, we acquired certain assets constituting Giant Magazine, an urban-themed music and lifestyle magazine. In December 2009, we discontinued publication of the magazine. However, we continue to retain the Giant brand as part of our interactive unit at the website Giantlife.com.

Future opportunities could include investments in, or acquisitions of, companies in diverse media businesses, music production and distribution, movie distribution, internet-based services, and distribution of our content through emerging distribution systems such as the internet, cellular phones, personal digital assistants, digital entertainment devices and the home entertainment market.

Competition

The media industry is highly competitive and we face intense competition in both our core radio franchise and in our complementary media properties, including our interactive unit. Our media properties compete for audiences and advertising revenue with other radio stations and with other media such as broadcast and cable television, the internet, satellite radio, newspapers, magazines, direct mail and outdoor advertising, some of which may be controlled by horizontally-integrated companies. Audience ratings and advertising revenue are subject to change and any adverse change in a market could adversely affect our net revenue in that market. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its signal or operations, our stations could suffer a reduction in ratings and advertising revenue. Other media companies which are larger and have more resources may also enter or increase their presence in markets or segments in which we operate. Although we believe our media properties are well positioned to compete, we cannot assure that our properties will maintain or increase their current ratings, market share or advertising revenue.

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies, which may impact our business. We cannot assure you that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies are being, or have been, developed including the following:

•	satellite delivered digital audio radio service with expansive choice, high sound quality and availability on portable devices and in automobiles;

•	audio programming by cable television systems and direct broadcast satellite systems; and

•	digital audio and video content available for listening and/or viewing on the internet and/or available for downloading to portable devices.

Along with most other public radio companies, we have invested in iBiquity, a developer of digital audio broadcast technology. We committed by the end of 2009 to convert most of our analog broadcast radio stations to in-band, on-channel digital radio broadcasts, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services. However, we cannot assure you that these arrangements will be successful or enable us to adapt effectively to these new media technologies. As of December 31, 2010, we had converted 48 stations to digital broadcast.

Our interactive unit competes for the time and attention of internet users and, thus, advertisers and advertising revenues with a wide range of internet companies such as Yahoo!TM Inc., GoogleTM and MicrosoftTM, social networking sites such as MySpaceTM and FacebookTM and traditional media companies, which are increasingly offering their own internet products and services. The internet is dynamic and rapidly evolving, and new and popular competitors, such as social networking sites, frequently emerge and/or are fragmented by new and evolving technologies.

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

Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts	Antenna Height(AM) HAAT (FM) in Meters	Operating Frequency	Expiration Date of FCC License

Atlanta	WUMJ-FM(1)	1999	C3	7.9	175.0	97.5 MHz	4/1/2012
	WAMJ-FM(2)	1999	C3	21.5	110.0	107.5 MHz	4/1/2012
	WHTA-FM	2002	C2	27.0	176.0	107.9 MHz	4/1/2012
	WPZE-FM(3)	2004	A	3.0	143.0	102.5 MHz	4/1/2012
Washington, DC	WOL-AM	1980	C	.37	103.0	1450 kHz	10/1/2011
	WMMJ-FM	1987	A	2.9	146.0	102.3 MHz	10/1/2011
	WKYS-FM	1995	B	24.5	215.0	93.9 MHz	10/1/2011
	WPRS-FM	2008	B	20.0	244.0	104.1 MHz	10/1/2011
	WYCB-AM	1998	C	1.0	103.0	1340 kHz	10/1/2011
Philadelphia	WPPZ-FM(4)	1997	A	0.27	338.0	103.9 MHz	8/1/2014
	WPHI-FM	2000	B	17.0	263.0	100.3 MHz	8/1/2014
	WRNB-FM	2004	A	0.78	276.0	107.9 MHz	6/1/2014
Detroit	WDMK-FM	1998	B	20.0	221.0	105.9 MHz	10/1/2012
	WCHB-AM	1998	B	50.0	49.3	1200 kHz	10/1/2012
	WHTD-FM	1998	B	50.0	152.0	102.7 MHz	10/1/2012
Houston	KMJQ-FM	2000	C	100.0	524.0	102.1 MHz	8/1/2013
	KBXX-FM	2000	C	100.0	585.0	97.9 MHz	8/1/2013
	KROI-FM	2004	C1	21.36	526	92.1 MHz	8/1/2013
Dallas	KBFB-FM	2000	C	99	574	97.9 MHz	8/1/2013
	KSOC-FM	2001	C	100.0	591.0	94.5 MHz	8/1/2013
Baltimore	WWIN-AM	1992	C	0.5	86.9	1400 kHz	10/1/2011
	WWIN-FM	1992	A	3.0	91.0	95.9 MHz	10/1/2011
	WOLB-AM	1993	D	0.25	86.9	1010 kHz	10/1/2011
	WERQ-FM	1993	B	37.0	174.0	92.3 MHz	10/1/2011
St. Louis	WFUN-FM	1999	C3	24.5	102.0	95.5 MHz	12/1/2012
	WHHL-FM	2006	C2	50.0	140.0	104.1 MHz	2/1/2013
Cleveland	WJMO-AM	1999	B	5.0	128.1	1300 kHz	10/1/2012
	WENZ-FM	1999	B	16.0	272.0	107.9 MHz	10/1/2012
	WZAK-FM	2000	B	27.5	189.0	93.1 MHz	10/1/2012
	WERE-AM	2000	C	1.0	106.7	1490 kHz	10/1/2012
Charlotte	WQNC-FM	2000	A	6.0	100.0	92.7 MHz	12/1/2011
	WPZS-FM	2004	A	6.0	100.0	100.9 MHz	12/1/2011
Richmond	WPZZ-FM	1999	C1	100.0	299.0	104.7 MHz	10/1/2011
	WCDX-FM	2001	B1	4.5	235.0	92.1 MHz	10/1/2011
	WKJM-FM	2001	A	6.0	100.0	99.3 MHz	10/1/2011
	WKJS-FM	2001	A	2.3	162.0	105.7 MHz	10/1/2011
	WTPS-AM	2001	C	1.0	121.9	1240 kHz	10/1/2011
Raleigh-Durham	WQOK-FM	2000	C2	50.0	146.0	97.5 MHz	12/1/2011
	WFXK-FM	2000	C1	100.0	299.0	104.3 MHz	12/1/2011
	WFXC-FM	2000	C3	8.0	146.0	107.1 MHz	12/1/2011
	WNNL-FM	2000	C3	7.9	176.0	103.9 MHz	12/1/2011
Boston	WILD-AM	2001	D	4.8	59.6	1090 kHz	4/1/2014
Columbus	WCKX-FM	2001	A	1.9	126.0	107.5 MHz	10/1/2012
	WXMG-FM	2001	A	2.6	154.0	98.9 MHz	10/1/2012
	WJYD-FM	2001	A	6.0	100.0	106.3 MHz	10/1/2012
Cincinnati	WIZF-FM	2001	A	2.5	155.0	101.1 MHz	8/1/2012
	WDBZ-AM	2007	C	1.0	60.7	1230 kHz	10/1/2012
	WMOJ-FM	2006	A	3.1	141.0	100.3 MHz	10/1/2012
Indianapolis(A)	WHHH-FM	2000	A	3.3	87.0	96.3 MHz	8/1/2012
	WTLC-FM	2000	A	6.0	99.0	106.7 MHz	8/1/2012
	WNOU-FM	2000	A	6.0	100.0	100.9 MHz	8/1/2012
	WTLC-AM	2001	B	5.0	140.0	1310 kHz	8/1/2012

(1)	WUMJ-FM effective February 20, 2009 (formerly WPZE-FM).

(2)	WAMJ-FM effective February 27, 2009 (formerly WJZZ-FM).

(3)	WPZE-FM effective February 20, 2009 (formerly WAMJ-FM).

(4)	WPPZ-FM operates with facilities equivalent to 3kW at 100 meters.

(A)	WDNI-CD (formerly WDNI-LP), the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

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

Employees

As of December 31, 2010, we employed 867 full-time employees and 385 part-time employees. Our employees are not unionized; however, some of our employees were at one point covered by collective bargaining agreements that we assumed in connection with certain of our station acquisitions. We have not experienced any work stoppages and believe relations with our employees are satisfactory.

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

Risks Related to the Nature and Operations of Our Business

The state and condition of the global financial markets and the U.S. economy may have an unpredictable impact on our business and financial condition.

The global equity and credit markets continue to experience high levels of volatility and disruption.  In some cases, the markets have produced downward pressure on stock prices and limited credit capacity for certain companies without regard to those companies’ underlying financial strength.  In addition, deterioration in the global and U.S. economies has produced a drop in consumer confidence and spending, which has impacted corporate profits and resulted in cutbacks in advertising budgets.  If the economic deterioration and/or current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience a further adverse effect, which may be material, on our business, financial condition, results of operations and our ability to access capital.  For example, any worsening of the economy, continuing geopolitical uncertainty, a continuation of market volatility or further weakness in consumer spending could continue to adversely impact the overall demand for advertising.  Such a result could have a negative effect on our revenues and results of operations.  In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

Any worsening or deterioration of the economy’s ongoing gradual recovery could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants.

We believe we will be able to maintain compliance with the covenants contained in our amended and restated senior credit facility for the foreseeable future.  This belief is based on our most recent revenue, operating income and cash flow projections. Our projections, however, are highly dependent on the continuation of the recently improving economic and advertising environments, and any adverse fluctuations, or other unforeseen circumstances, may negatively impact our operations beyond those assumed by management. If economic conditions do not continue to improve, or deteriorate, or if other adverse factors outside our control arise, our operations could be negatively impacted, which could prevent us from maintaining compliance with our debt covenants. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely, we would implement remedial measures (as we have done in the past), which could include operating cost and capital expenditure reductions and deferrals, seeking our share of distributions from TV One to the extent not already received (which cannot be assured) and/or further de-leveraging actions, which may include other debt repayment, subject to our available liquidity and contractual ability to make such repurchases.

We have incurred net losses over the past three years which could continue into the future.

We have reported net losses in our consolidated statements of operations over the past three years, due mostly in part to recording non-cash impairment charges for write-downs to radio broadcasting licenses and goodwill, net losses incurred for discontinued operations and revenue declines caused by weakened advertising demand resulting from the current economic crisis. For the years ended December 31, 2010, 2009 and 2008, we experienced net losses of approximately $28.6 million, $52.9 million, and $302.9 million, respectively. These results have had a negative impact on our financial condition and could be exacerbated given the current economic climate. If these trends continue in the future, they could have a material adverse affect on our financial condition.

Our revenue is substantially dependent on spending and allocation decisions by advertisers, and seasonality and/or weakening economic conditions may have an impact upon our business.

Substantially all of our revenue is derived from sales of advertisements and program sponsorships to local and national advertisers. Cutbacks or changes in advertisers’ spending priorities and/or allocations across different types of media may affect our results. We do not obtain long-term commitments from our advertisers and advertisers may cancel, reduce or postpone advertisements without penalty, which could adversely affect our revenue. Seasonal net revenue fluctuations are common in the media industries and are due primarily to fluctuations in advertising expenditures by local and national advertisers. In addition, advertising revenues in even-numbered years tend to benefit from advertising placed by candidates for political offices. The effects of such seasonality, combined with the severe structural changes that have occurred in the U.S. economy, make it difficult to estimate future operating results based on the previous results of any specific quarter and may adversely affect operating results.

Advertising expenditures also tend to be cyclical and reflect general economic conditions both nationally and locally. Because we derive a substantial portion of our revenues from the sale of advertising, a decline or delay in advertising expenditures could reduce our revenues or hinder our ability to increase these revenues. Advertising expenditures by companies in certain sectors of the economy, including the automotive, financial, entertainment and retail industries, represent a significant portion of our advertising revenues. Structural changes (such as the decreased number of automotive dealers and brands) and business failures in these industries have affected our revenues and continued structural changes, consolidation or business failures in any of these industries could have significant further impact on our revenues. Any political, economic, social or technological change resulting in a significant reduction in the advertising spending of these sectors could adversely affect our advertising revenues or its ability to increase such revenues. In addition, because many of the products and services offered by our advertisers are largely discretionary items, weakening economic conditions could reduce the consumption of such products and services and, thus, reduce advertising for such products and services. Changes in advertisers’ spending priorities during economic cycles (such as the current cycle) may also affect our results.  Disasters, acts of terrorism, political uncertainty or hostilities also could lead to a reduction in advertising expenditures as a result of uninterrupted news coverage and economic uncertainty.

Pricing for advertising may continue to face downward pressure.

During 2009 and 2010, in response to weakness and fluctuations in the economy, advertisers increasingly purchased lower-priced inventory rather than higher-priced inventory, and increasingly demanded lower pricing, in addition to increasingly purchasing later and through advertising inventory from third-party advertising networks. If advertisers continue to demand lower-priced inventory and/or otherwise continue to put downward pressure on pricing, our operating margins and ability to generate revenue could be further adversely affected.

Our success is dependent upon audience acceptance of our content, particularly our radio programs, which is difficult to predict.

Media and radio content production and distribution are inherently risky businesses because the revenues derived from the production and distribution of media content or a radio program, and the licensing of rights to the intellectual property associated with the content or program, depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of content or a program also depends upon the quality and acceptance of other competing programs released into the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict.  Finally, the costs of content and programming may change significantly if new performance royalties (such as those that have been proposed by members of Congress from time to time) are imposed upon radio broadcasters or internet operators and such changes could have a material impact upon our business.

Ratings for broadcast stations and traffic or visitors on a particular website are also factors that are weighed when advertisers determine which outlets to use and in determining the advertising rates that the outlet receives. Poor ratings or traffic levels can lead to a reduction in pricing and advertising revenues.  For example, if there is an event causing a change of programming at one of our stations, there could be no assurance that any replacement programming would generate the same level of ratings, revenues or profitability as the previous programming.  In addition, changes in ratings methodology and technology could adversely impact our ratings and negatively affect our advertising revenues.

Arbitron, the leading supplier of ratings data for U.S. radio markets, has developed technology to passively collect data for its ratings service. The Portable People MeterTM (the “PPMTM”) is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. All of our market ratings are being measured by the PPMTM with the exception of Richmond. Due to its smaller market size, Richmond will remain on the diary methodology.  In each market, there has been a compression in the relative ratings of all stations in the market, enhancing the competitive pressure within the market for advertising dollars. In addition, ratings for certain stations when measured by the PPMTM as opposed to the traditional diary methodology can be materially different.  Because of the competitive factors we face and the introduction of the PPMTM, we cannot assure investors that we will be able to maintain or increase our current audience ratings and advertising revenue.

A disproportionate share of our net revenue comes from radio stations in a small number of geographic markets and from Reach Media.

For the year ended December 31, 2010, approximately 83.5% of our net revenue was generated from the sale of advertising in our core radio business. Within our core radio business, four of the 16 markets in which we operate radio stations accounted for approximately 54.1% of our radio station net revenue for the year ended December 31, 2010.  Revenue from the operations of Reach Media, along with revenue from both the Houston and Washington, DC markets accounted for approximately 39.2% of our total consolidated net revenue for the year ended December 31, 2010.  Adverse events or conditions (economic or otherwise) could lead to declines in the contribution of Reach Media or to declines in one or more of the significant contributing markets (Houston, Washington, DC, Atlanta and Baltimore), which could have a material adverse effect on our overall financial performance and results of operations.

Our relationship with a significant customer has changed and we no longer have a guaranteed level of revenue from that customer.

Historically, we derived a significant portion of our net revenue from a single customer, Radio Networks, LLC (“Radio Networks”), a media representation firm which is owned by Citadel.  Prior to January 1, 2010, Reach Media, a subsidiary of which we own 53.5%, derived a substantial majority of its net revenue from a sales representative agreement (the “Sales Representation Agreement”) with Radio Networks.  The Sales Representation Agreement called for Radio Networks to act as Reach Media’s sales representative primarily for advertising airing on over 106 affiliate radio stations broadcasting the Tom Joyner Morning Show, and to also serve as its sales representative for internet and events sales.  The Sales Representation Agreement provided for Radio Networks to retain a portion of Reach Media’s advertising revenues only after satisfying certain minimum revenue guarantee obligations to Reach Media. Further, but to a lesser extent, revenue for Company owned radio stations was also generated from Radio Networks for barter agreements whereby we provided advertising time in exchange for programming content (the “RN Barter Revenue”).  Net revenue attributable to the Sales Representation Agreement and the RN Barter Revenue began to account for more than 10% of our total consolidated net revenues as of the fiscal year ended December 31, 2006, and during the years ended December 31, 2009, 2008 and 2007 accounted for 11.9%, 10.6% and 10.8%, respectively, of our total consolidated net revenues.

The Sales Representation Agreement expired in accordance with its terms on December 31, 2009.  Reach Media continues to retain Radio Networks in a sales representation capacity; however, Radio Networks is now compensated on a commission basis and Reach Media does not benefit from any guaranteed revenue under its current arrangement with Radio Networks.  Further, Reach Media has established its own sales force that is primarily selling in-program advertising inventory. However, there is no assurance that we will be able to replace the lost guaranteed revenue with revenues from new or other existing customers.

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

We are pursuing a strategy of acquiring and investing in other forms of media that complement our core radio business in an effort to grow and diversify our business and revenue streams. This strategy depends on our ability to find suitable opportunities and obtain acceptable financing.  Negotiating transactions and integrating an acquired business could result in significant costs, including significant use of management’s time and resources.

Our diversification strategy partially depends on our ability to identify attractive media properties at reasonable prices and to divest properties that are no longer strategic to our business.  Further, entering new businesses may subject us to additional risk factors.  Some of the material risks that could hinder our ability to implement this strategy include:

•	continued economic fluctuations;

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

On February 28, 2012 and each anniversary thereafter, for a 30-day period after each such date, the noncontrolling interest shareholders of Reach Media have the right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares.  The purchase price for such shares may be paid in cash and/or registered shares of our Class D Common Stock, at our discretion. If we chose to pay for the noncontrolling interest in cash, our ability to fund business operations, new acquisitions or new business initiatives could be limited.

We must respond to the rapid changes in technology, services and standards in order to remain competitive.

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

New media has resulted in fragmentation in the advertising market, and we cannot predict the effect, if any, that additional competition arising from new technologies may have on the radio broadcasting industry, our multi-media business or on our financial condition and results of operations, which may be adversely affected if we are not able to adapt successfully to these new media technologies.

The loss of key personnel, including certain on-air talent, could disrupt the management and operations of our business.

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees, including certain on-air personalities. We believe that the combination of skills and experience possessed by our executive officers could be difficult to replace, and that the loss of one or more of them could have a material adverse effect on us, including the impairment of our ability to execute our business strategy.  In addition, several of our on-air personalities and syndicated radio programs hosts have large loyal audiences in their respective broadcast areas and may be significantly responsible for the ranking of a station. The loss of such on-air personalities could impact the ability of the station to sell advertising and our ability to derive revenue from syndicating programs hosted by them. We cannot be assured that these individuals will remain with us or will retain their current audiences or ratings.

As a part of our diversification strategy, we have placed emphasis on building our internet businesses. Failure to effectuate this strategy may adversely affect our brands and business prospects.

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

In order to attract internet consumers and generate increased activity on our internet properties, we believe that we must offer compelling and differentiated content, products and services. However, acquiring, developing and offering such content, products and services may require significant costs and time to develop, while consumer tastes may be difficult to predict and are subject to rapid change. If we are unable to provide content, products and services that are sufficiently attractive to our internet users, we may not be able to generate the increases in activity necessary to generate increased advertising revenues.  In addition, although we have access to certain content provided by our other businesses, we may be required to make substantial payments to license such content. Many of our content arrangements with third parties are non-exclusive, so competitors may be able to offer similar or identical content.  If we are not able to acquire or develop compelling content and do so at reasonable prices, or if other companies offer content that is similar to that provided by our interactive unit, we may not be able to attract and increase the engagement of internet consumers on our internet properties.

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

More individuals are using devices other than personal and laptop computers to access and use the internet, and, if we cannot make our products and services available and attractive to consumers via these alternative devices, our internet advertising revenues could be adversely affected.

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

Unrelated third parties may claim that we infringe on their rights based on the nature and content of information posted on websites maintained by us.

We host internet services that enable individuals to exchange information, generate content, comment on our content, and engage in various online activities.  The law relating to the liability of providers of these online services for activities of their users is currently unsettled both within the U.S. and internationally.  While we monitor postings to such websites, claims may be brought against us for defamation, negligence, copyright or trademark infringement, unlawful activity, tort, including personal injury, fraud, or other theories based on the nature and content of information that may be posted online or generated by our users.  Our defense of such actions could be costly and involve significant time and attention of our management and other resources.

 If we are unable to protect our domain names, our reputation and brands could be adversely affected.

We currently hold various domain name registrations relating to our brands, including radio-one.com and interactiveone.com. The registration and maintenance of domain names generally are regulated by governmental agencies and their designees. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to register or maintain relevant domain names. We may be unable, without significant cost or at all, to prevent third parties from registering domain names that are similar to, infringe upon or otherwise decrease the value of, our trademarks and other proprietary rights. Failure to protect our domain names could adversely affect our reputation and brands, and make it more difficult for users to find our websites and our services.

Future asset impairment to the carrying values of our FCC licenses and goodwill could adversely impact our results of operations and net worth.

FCC licenses and goodwill totaled approximately $800.1 million, or 80.1% of our total assets, at December 31, 2010, and is primarily attributable to accounting for acquisitions in past years. We are required by Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other,” to test our goodwill and indefinite-lived intangible assets for impairment at least annually, which we have traditionally done in the fourth quarter, or on an interim basis when events or changes in circumstances suggest impairment may have occurred.  Impairment is measured as the excess of the carrying value of the goodwill or indefinite-lived intangible asset over its fair value. Impairment may result from deterioration in our performance, changes in anticipated future cash flows, changes in business plans, adverse economic or market conditions, adverse changes in applicable laws and regulations, or other factors beyond our control. The amount of any impairment must be expensed as a charge to operations.  Fair values of FCC licenses and goodwill have been estimated using the income approach, which involves a 10-year model that incorporates several judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values. We also utilize a market-based approach to evaluate the reasonableness of our fair value estimates. There are inherent uncertainties related to these assumptions and our judgment in applying them to the impairment analysis.

As discussed in Note 5 to our audited financial statements included elsewhere in this prospectus, the lingering economic downturn and limited credit environment has weakened advertising demand in general, and has led to declining radio and online advertising, reduced growth expectations, deteriorating profits and cash flows, debt downgrades and fewer sales transactions with lower multiples. We performed interim impairment testing as of February 2010, May 2010 and August 2010 for Reach Media due to declining revenue projections and actual results which did not meet budget.  The results of these interim tests indicated that the carrying value for Reach Media had not been impaired.  The results of our annual impairment testing as of October 1, 2010 were to record impairment charges of approximately $19.9 million against radio broadcasting licenses in one of our 16 radio markets and our year end impairment testing resulted in the impairment of goodwill for Reach Media in the amount of $16.1 million. For the years ended December 31, 2010, 2009 and 2008, we recorded impairment charges against radio broadcasting licenses and goodwill of approximately $36.1 million, $65.6 million and $420.2 million, respectively.

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

Within our primary business, we are required to maintain radio broadcasting licenses issued by the FCC. These licenses are ordinarily issued for a maximum term of eight years and are renewable. Our radio broadcasting licenses expire at various times beginning October 1, 2011 through August 1, 2014. Interested third-parties may challenge our renewal applications. In addition, we are subject to extensive and changing regulation by the FCC with respect to such matters as programming, indecency standards, technical operations, employment and business practices. If we or any of our significant stockholders, officers, or directors violate the FCC’s rules and regulations or the Communications Act of 1944, as amended (the “Communications Act”), or is convicted of a felony, the FCC may commence a proceeding to impose fines or sanctions upon us. Examples of possible sanctions include the imposition of fines, the renewal of one or more of our broadcasting licenses for a term of fewer than eight years or the revocation of our broadcast licenses. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success.

There is significant uncertainty regarding the FCC’s media ownership rules, and such rules could restrict our ability to acquire radio stations.

The Communications Act and FCC rules and policies limit the number of broadcasting properties that any person or entity may own (directly or by attribution) in any market and require FCC approval for transfers of control and assignments of licenses. The FCC’s media ownership rules remain in flux and subject to further agency and court proceedings. On May 25, 2010, the FCC instituted an inquiry as part of its 2010 quadrennial review of its media ownership rules to seek public comment on and evaluate such rules to determine whether any changes are warranted.  See the information contained in “Business—Federal Regulation of Radio Broadcasting.”

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

Increased enforcement by the FCC of its indecency rules against the broadcast industry could adversely affect our business operations.

In 2004, the FCC indicated that it was enhancing its enforcement efforts relating to the regulation of indecency. Congress has increased the penalties for broadcasting indecent programming and potentially subject broadcasters to license revocation, renewal or qualification proceedings in the event that they broadcast indecent material. In addition, the FCC’s heightened focus on the indecency regulatory scheme, against the broadcast industry generally, may encourage third parties to oppose our license renewal applications or applications for consent to acquire broadcast stations. The change in administration at the federal level could foster a change in the FCC’s enforcement posture.  See “Vigorous enforcement or enhancement of FCC indecency and other program content rules against the broadcast and cable industries could have an adverse effect on TV One’s businesses and results of operations” below.

Changes in current federal regulations could adversely affect our business operations.

Congress and the FCC have considered, and may in the future consider and adopt, new laws, regulations and policies that could, directly or indirectly, affect the profitability of our broadcast stations.  In particular, Congress is considering a revocation of radio’s exemption from paying royalties to performing artists for use of their recordings (radio already pays a royalty to songwriters, composers and publishers).  In addition, commercial radio broadcasters and entities representing artists are negotiating agreements that could result in broadcast stations paying royalties to artists.  A requirement to pay additional royalties could have an adverse effect on our business operations and financial performance.

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

Risks Related to Our Corporate Governance Structure

Two common stockholders have a majority voting interest in Radio One and have the power to control matters on which our common stockholders may vote, and their interests may conflict with yours.

As of December 31, 2010, our Chairperson and her son, our President and CEO, collectively held approximately 92% of the outstanding voting power of our common stock.  As a result, our Chairperson and our CEO control our management and policies and most decisions involving or impacting upon Radio One, including transactions involving a change of control, such as a sale or merger.  The interests of these stockholders may differ from the interests of our other stockholders and our debtholders.   In addition, certain covenants in our debt instruments require that our Chairperson and the CEO maintain a specified ownership and voting interest in Radio One, and prohibit other parties’ voting interests from exceeding specified amounts.  In addition, the TV One joint venture agreement provides for adverse consequences to Radio One in the event our Chairperson and CEO fail to maintain a specified ownership and voting interest in us.  Our Chairperson and the CEO have agreed to vote their shares together in elections of members to the board of directors of Radio One.

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

Risks Related to our Substantial Indebtedness

Our substantial level of indebtedness could adversely affect our financial condition and prevent us from fulfilling our obligations.

We have substantial indebtedness.  As of December 31, 2010, we had approximately $642.2 million of total indebtedness, which included approximately $747,000 related to our 2013 Notes and $286.8 million related to our 2016 Notes.   In addition, subject to restrictions in our senior credit facility and the indentures governing our notes, we may incur additional indebtedness.  Our high level of indebtedness could have important consequences, including the following:

•	it may be more difficult for us to satisfy our obligations with respect to our senior credit facility and other indebtedness;

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•
we must use a substantial portion of our cash flow from operations to pay interest and principal on our indebtedness, which may reduce the funds available to us for other purposes, such as capital expenditures;

•	we may be limited in our ability to borrow additional funds;

•
we may have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

•	we are more vulnerable to economic downturns and adverse developments in our business.

We expect to obtain the money to pay our expenses and to pay the principal and interest on our notes, our senior credit facility and other debt from cash flow from our operations, including our interest in TV One via distributions that may be made by TV One.  Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors.  We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors.  Further, as noted below, TV One recently incurred substantial indebtedness.  Our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations.  If we do not have enough liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money.  We may not be able to do so on terms acceptable to us, if at all.  In addition, the terms of existing or future debt agreements, including our senior credit facility and the indenture governing our notes may restrict us from pursuing any of these alternatives.

Our independent registered public accounting firm recently issued an opinion expressing substantial doubt as to our ability to continue as a going concern and, while the issues giving rise to that opinion have been cured, a similar issue could arise in the future.

In its report dated August 23, 2010, which was included in our Amended Annual Report on Form 10-K/A for the year ended December 31, 2009, filed August 23, 2010, our independent registered public accounting firm issued an opinion expressing substantial doubt as to our ability to continue as a going concern, given certain covenant violations under our loan agreements which could have resulted in significant portions of our outstanding debt becoming callable by our lenders.  These violations were cured as a part of certain refinancing transactions more fully described in our Current Report on Form 8-K filed, December 1, 2010.  Having cured these violations, our audited financial statements have been prepared assuming that we will continue as a going concern (which contemplates the realization of assets and discharge of liabilities in the normal course of business for the foreseeable future).  Our amended and restated senior credit facility matures on June 30, 2012.  Under United States Generally Accepted Accounting Principles ("U.S. GAAP"), debt coming due within one year must be classified as a current liability.   Therefore, unless we have refinanced our amended and restated senior credit facility prior to July 1, 2011, we will be required to reclassify the senior credit facility as current indebtedness under U.S. GAAP.  We are currently evaluating a number of alternatives with respect to the upcoming maturity of the amended and restated senior credit facility.   Our ability to consummate any such alternatives will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, some of which may be beyond our control. Accordingly, there is no assurance that the Company will successfully enter into any definitive agreements for such alternatives.

Our failure to comply with restrictive covenants contained in our senior credit facility or the indentures governing our notes could lead to an event of default under such instruments.

Our senior credit facility and the indentures governing our notes impose significant covenants on us.  The agreement governing our senior credit facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios and satisfy other financial condition tests.  Our ability to comply with these ratios may be affected by events beyond our control.  Our breach of any restrictive covenants in the agreement governing our senior credit facility or the indentures governing our notes or our inability to comply with the required financial ratios could result in a default under the agreement governing our senior credit facility.  If a default occurs, the lenders under our senior credit facility may elect to declare all borrowings outstanding, together with all accrued interest and other fees, to be immediately due and payable which would result in an event of default under our notes.  The lenders would also have the right in these circumstances to terminate any commitments they have to provide further borrowings.  If we are unable to repay outstanding borrowings when due, the lenders under our senior credit facility will also have the right to proceed against our collateral, including our available cash and owned real property, granted to them to secure the indebtedness.  If the indebtedness under our senior credit facility or our notes were to be accelerated, we cannot assure you that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

Despite current anticipated indebtedness levels and restrictive covenants, we may incur additional indebtedness in the future.

Despite our current level of indebtedness, we may be able to incur additional indebtedness, including additional secured or unsecured indebtedness.  Although our senior credit facility and the indentures governing our notes contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to important exceptions and qualifications.  If we or our subsidiaries incur additional indebtedness which is permitted under these agreements, the risks that we and they now face as a result of our leverage could intensify.  If our financial condition or operating results deteriorate, our relations with our creditors, including the holders of our notes, the lenders under our senior credit facility and our suppliers, may be materially and adversely affected.

To service our indebtedness, we will require a significant amount of cash. Our ability to generate cash depends on many factors beyond our control, and any failure to meet our debt service obligations could harm our business, financial condition and results of operations.

Our ability to make payments on and to refinance our indebtedness, including our senior credit facility and notes, and to fund working capital needs and planned capital expenditures will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, business, legislative, regulatory and other factors that are beyond our control.

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness, including our notes, or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness, including our notes, on or before the maturity thereof, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations.  In addition, we may not be able to effect any of these actions, if necessary, on commercially reasonable terms or at all.  Our ability to restructure or refinance our indebtedness, including our notes, will depend on the condition of the capital markets and our financial condition at such time.  Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.  The terms of existing or future debt instruments, including the indentures governing our notes offered hereby, may limit or prevent us from taking any of these actions.  In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all.  Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of our notes.

Restrictive covenants in our senior credit facility and the indentures governing our notes may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

Our senior credit facility and the indentures governing our notes contain, and any future indebtedness of ours may contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest.  Our senior credit facility and the indentures governing our notes, among other things, limit our ability to:

•	incur additional indebtedness or issue preferred stock;

•	pay dividends or make other distributions or repurchase or redeem our stock or prepay or redeem certain indebtedness;

•	sell assets and issue capital stock of restricted subsidiaries;

•	incur liens;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends;

•	enter into transactions with affiliates;

•	engage in new lines of business;

•	consolidate, merge or sell our assets;

•	make investments; and

•	engage in certain intercompany matters.

Also, the senior credit facility requires us to maintain compliance with certain financial covenants at all times and a minimum liquidity covenant that is tested weekly. Our ability to comply with these ratios may be affected by events beyond our control, and we cannot assure you that we will meet these ratios.

The restrictions contained in our senior credit facility and in the indentures governing our notes could adversely affect our ability to:

•	finance our operations;

•	make needed capital expenditures;

•	make strategic acquisitions or investments or enter into alliances;

•	withstand a future downturn in our business or the economy in general;

•	engage in business activities, including future opportunities, that may be in our interest; and

•	plan for or react to market conditions or otherwise execute our business strategies.

A breach of any of the restrictive covenants could, or our inability to comply with the maintenance financial covenants would, result in an event of default under our senior credit facility.  In each of 2006, 2007 and 2010, we were required to enter into amendments to our senior credit facility to modify or waive compliance with financial covenants thereunder.  If, when required, we are unable to repay or refinance our indebtedness under, or amend the covenants contained in, our senior credit facility, or if a default otherwise occurs that is not cured or waived, the lenders under the senior credit facility could elect to declare all borrowings outstanding, together with accrued interest and other fees, to be immediately due and payable or institute foreclosure proceedings against those assets that secure the borrowings under our senior credit facility.  Should the outstanding obligations under our senior credit facility be accelerated and become due and payable because of our failure to comply with the applicable debt covenants in the future, we would be required to search for alternative measures to finance current and ongoing obligations of our business.  There can be no assurance that such financing will be available on acceptable terms, if at all.  Our ability to obtain future financing or to sell assets could be adversely affected because a very large majority of our assets have been secured as collateral under our senior credit facility.  In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.  In addition, there are other situations (including certain changes in the ownership and voting interest in Radio One of our Chairperson and the CEO) where our debt may be accelerated and we may be unable to repay such debt.  Any of these scenarios could adversely impact our liquidity and results of operations.

Our ability to meet our obligations under our debt, in part, depends on the earnings and cash flows of our subsidiaries and the ability of our subsidiaries to pay dividends or advance or repay funds to us.

We conduct a significant portion of our business operations through our subsidiaries and joint ventures. In servicing payments to be made on our indebtedness, we will rely, in part, on cash flows from these subsidiaries and joint ventures, mainly dividend payments.  The ability of these subsidiaries and joint ventures to make dividend payments to our Company will be affected by, among other factors, the obligations of these entities to their creditors (including TV One’s new creditors), requirements of corporate and other law, and restrictions contained in agreements entered into by or relating to these entities.  For example, the joint venture agreement (and related agreements) that created and governs TV One contains certain limited conditions under which distributions may be made.

We must refinance existing indebtedness prior to the maturity of our notes and our failure to do so could have a material adverse effect.

Our senior credit facility is scheduled to mature on June 30, 2012.  While we expect to refinance this indebtedness prior to or upon maturity, we may not be able to refinance this indebtedness, or refinancing may not be available on commercially reasonable terms. The financial terms or covenants of any new credit facility and/or other indebtedness may not be as favorable as those under our senior credit facility.  Our ability to complete a refinancing of the loans under our senior credit facility prior to its respective maturity is subject to a number of conditions beyond our control.  If we are unable to refinance the indebtedness under our senior credit facility, our alternatives would consist of negotiating an extension of our senior credit facility with the lenders and seeking or raising new capital. If we were unsuccessful, the lenders under our senior credit facility could demand repayment of the indebtedness owed to them on the relevant maturity date. As a result, our ability to pay the principal and interest on our notes would be adversely affected.

Our corporate debt rating has suffered downgrades in the past and we could suffer further downgrades.

On a continuing basis, credit rating agencies such as Moody’s and S&P evaluate our debt.  On November 24, 2010, S&P raised the Company’s long-term corporate credit rating to “CCC+” from “SD” with a positive rating outlook. In addition, S&P raised our issue-level rating on our senior secured debt to “B” from 'CCC+”.  S&P also rated the Company's new 12.5%/15% senior subordinated notes due 2016 “CCC-”, rated the remaining portion of the Company's existing 6 3/8% senior subordinated notes due 2013 “CCC-” and affirmed a “CCC-”issue-level rating on the remaining portion of the company's existing 8 7/8% senior subordinated notes.

S&P’s actions reflected our successful amendment of our senior secured credit facilities and an exchange offer for its subordinated debt. S&P noted, the transactions eliminated near-term refinancing risk of our senior secured debt, which was set to mature January 1, 2011, if we were unable to refinance its 8 7/8% senior subordinated notes prior to that date.  S&P further noted that following the amendment, we were able to cure the default on our 6 3/8% senior subordinated notes by paying its missed August 15, 2010 interest payment.

On December 8, 2010, Moody’s confirmed the Company’s Caa1 Corporate Family Rating (“CFR”), assigned a B1 rating to the Company’s credit facilities and assigned a Caa3 rating to the Company’s new 12.5%/15% senior subordinated notes due 2016. These actions reflected our successful amendment of our senior secured credit facilities and an exchange offer for its subordinated debt on November 24, 2010.

On June 17, 2010, Moody’s placed on review the Company and its debt for a possible upgrade.  On August 18, 2010, Moody’s placed us on review for a possible downgrade on our corporate family rating and probability of default rating. The review was driven by our announcement that the lenders under our Senior Credit Facility blocked our August 16, 2010 interest payment on the 2013 Notes.  The lenders under our Senior Credit Facility had the ability to block the interest payment as we were in violation of the total leverage covenant under our Senior Credit Facility.   On September 20, 2010, Moody’s repositioned our probability of default rating to Caa2/LD from Caa2, following the expiration of the 30-day grace period under the 2013 Notes.

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

Risks Related to Our Investment in TV One

TV One recently incurred substantial indebtedness in connection with the redemption of the membership interests of certain financial investor and management members.  Effective upon completion of the redemptions of these members, we may be required to reflect TV One’s indebtedness in our total consolidated indebtedness and certain restrictions in the indenture governing the TV One indebtedness could impact upon TV One’s ability to make distributions to us.

On February 25, 2011, TV One incurred $119.0 million of indebtedness in connection with the redemption of certain of its financial investor and management members.  The debt was issued in a private offering in the form of Senior Secured Notes bearing a coupon of 10% and due 2016 (the “TV One 10% Senior Secured Notes”).  Until the issuance of the TV One 10% Senior Secured Notes, TV One operated without any long-term indebtedness.  Effective upon completion of the buyout of the financial investor and management members, our ownership of TV One increased to approximately 44.6%.  Upon consolidation, we may be required to reflect TV One’s indebtedness in our total consolidated indebtedness.  Further, the indenture governing the TV One 10% Senior Secured Notes contains certain covenants that could impact upon TV One’s operations, including its ability to make distributions.  While we do not foresee these restrictions prohibiting TV One from making distributions, to the extent the restrictions do prohibit TV One from making distributions, it could impact upon our overall liquidity and our ability to maintain compliance under the terms of our outstanding indebtedness, including our senior credit facility and our 2016 Notes.

A decline in advertising expenditures could cause TV One’s revenues and operating results to decline significantly in any given period.

TV One derives substantial revenues from the sale of advertising. A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Disasters, acts of terrorism, political uncertainty or hostilities could lead to a reduction in advertising expenditures as a result of economic uncertainty. Advertising expenditures may also be affected by increasing competition for the leisure time of audiences. In addition, advertising expenditures by companies in certain sectors of the economy, including the automotive and financial segments, represent a significant portion of TV One’s advertising revenues. Any political, economic, social or technological change resulting in a reduction in these sectors’ advertising expenditures may adversely affect TV One’s revenue.  Advertisers’ willingness to purchase advertising may also be affected by a decline in audience ratings for TV One’s programming, the inability of TV One to retain the rights to popular programming, increasing audience fragmentation caused by the proliferation of new media formats, including other cable networks, the internet and video-on-demand and the deployment of portable digital devices and new technologies which allow consumers to time shift programming, make and store digital copies and skip or fast-forward through advertisements. Any reduction in advertising expenditures could have an adverse effect on TV One’s revenues and results of operations.

TV One’s success is dependent upon audience acceptance of its content, which is difficult to predict.

Television content production is inherently a risky business because the revenues derived from the production and distribution of a television program and the licensing of rights to the associated intellectual property, depend primarily upon their acceptance by the public, which is difficult to predict. The commercial success of a television program also depends upon the quality and acceptance of other competing programs in the marketplace at or near the same time, the availability of alternative forms of entertainment and leisure time activities, general economic conditions and other tangible and intangible factors, all of which are difficult to predict.  Rating points are also factors that are weighed when determining the advertising rates that TV One receives.  Poor ratings can lead to a reduction in pricing and advertising spending.  Consequently, low public acceptance of TV One’s content may have an adverse effect on TV One’s results of operations.

The loss of affiliation agreements could materially adversely affect TV One’s results of operations.

TV One is dependent upon the maintenance of affiliation agreements with cable and direct broadcast distributors for its revenues, and there can be no assurance that these agreements will be renewed in the future on terms acceptable to such distributors. The loss of one or more of these arrangements could reduce the distribution of TV One’s programming services and reduce revenues from subscriber fees and advertising, as applicable. Further, the loss of favorable packaging, positioning, pricing or other marketing opportunities with any distributor could reduce revenues from subscriber fees.  In addition, consolidation among cable distributors and increased vertical integration of such distributors into the cable or broadcast network business have provided more leverage to these distributors and could adversely affect TV One’s ability to maintain or obtain distribution for its network programming on favorable or commercially reasonable terms, or at all.

The failure or destruction of satellites and transmitter facilities that TV One depends upon to distribute its programming could materially adversely affect TV One’s businesses and results of operations.

TV One uses satellite systems to transmit its programming to affiliates. The distribution facilities include uplinks, communications satellites and downlinks. Transmissions may be disrupted as a result of local disasters including extreme weather that impair on-ground uplinks or downlinks, or as a result of an impairment of a satellite. Currently, there are a limited number of communications satellites available for the transmission of programming. If a disruption occurs, TV One may not be able to secure alternate distribution facilities in a timely manner. Failure to secure alternate distribution facilities in a timely manner could have a material adverse effect on TV One’s businesses and results of operations. In addition, TV One uses studio and transmitter facilities that are subject to damage or destruction. Failure to restore such facilities in a timely manner could have a material adverse effect on TV One’s businesses and results of operations.

TV One’s operating results are subject to seasonal variations and other factors.

TV One’s business has experienced and is expected to continue to experience seasonality due to, among other things, seasonal advertising patterns and seasonal influences on people’s viewing habits. Typically, TV One revenue from advertising increases in the fourth quarter.  In addition, advertising revenues in even-numbered years benefit from advertising placed by candidates for political offices.  The effects of such seasonality make it difficult to estimate future operating results based on the previous results of any specific quarter and may adversely affect operating results.

Economic conditions may adversely affect TV One’s businesses and customers.

The U.S. has experienced a slowdown and volatility in its economy. This downturn could lead to lower consumer and business spending for TV One’s products and services, particularly if customers, including advertisers, subscribers, licensees, retailers, and other consumers of TV One’s offerings and services, reduce demands for TV One’s products and services. In addition, in unfavorable economic environments, TV One’s customers may have difficulties obtaining capital at adequate or historical levels to finance their ongoing business and operations and may face insolvency, all of which could impair their ability to make timely payments and continue operations. TV One is unable to predict the duration and severity of weakened economic conditions and such conditions and resultant effects could adversely impact TV One’s businesses, operating results, and financial condition.

Increased programming and content costs may adversely affect TV One’s profits.

TV One produces and acquires programming (including motion pictures) and content and incurs costs for all types of creative talent, including actors, authors, writers and producers as well as marketing and distribution.  An increase in any of these costs may lead to decreased profitability.

Piracy of TV One’s programming and other content, including digital and internet piracy, may decrease revenue received from the exploitation of TV One’s programming and other content and adversely affect its businesses and profitability.

Piracy of programming is prevalent in many parts of the world and is made easier by the availability of digital copies of content and technological advances allowing conversion of such programming and other content into digital formats, which facilitates the creation, transmission and sharing of high quality unauthorized copies of TV One’s content. The proliferation of unauthorized copies and piracy of these products has an adverse effect on TV One’s businesses and profitability because these products reduce the revenue that TV One potentially could receive from the legitimate sale and distribution of its products and services. In addition, if piracy were to increase, it would have an adverse effect on TV One’s businesses and profitability.

Changes in U.S. communications laws or other regulations may have an adverse effect on TV One’s business.

The television and distribution industries in the U.S. are highly regulated by U.S. federal laws and regulations issued and administered by various federal agencies, including the FCC. The television broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations, and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation of TV One.  For example, the FCC has initiated a proceeding to examine and potentially regulate more closely embedded advertising such as product placement and product integration. Enhanced restrictions affecting these means of delivering advertising messages may adversely affect TV One’s advertising revenues. Changes to the media ownership and other FCC rules may affect the competitive landscape in ways that could increase the competition faced by TV One. Proposals have also been advanced from time to time before the U.S. Congress and the FCC to extend the program access rules (currently applicable only to those cable program services which also own or are owned by cable distribution systems) to all cable program services. TV One’s ability to obtain the most favorable terms available for its content could be adversely affected should such an extension be enacted into law. TV One is unable to predict the effect that any such laws, regulations or policies may have on its operations.

Vigorous enforcement or enhancement of FCC indecency and other program content rules against the broadcast and cable industries could have an adverse effect on TV One’s businesses and results of operations.

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material on television broadcast stations between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s indecency/profanity definition, coupled with the spontaneity of live programming. The FCC vigorously enforces its indecency rules against the broadcasting industry. The FCC has stepped up its enforcement activities as they apply to indecency and has threatened to initiate license revocation proceedings against broadcast licensees for “serious” indecency violations. The FCC has found on a number of occasions that the content of television broadcasts has contained indecent material. In such instances, the FCC issued fines or advisory warnings to the offending broadcast licensees. Moreover, the FCC has in some instances imposed separate fines against broadcasters for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. On July 13, 2010, the United States Court of Appeals for the Second Circuit (“Second Circuit”) issued a decision in which it vacated the FCC’s indecency policy pursuant to which any broadcast of a single “utterance” of a “fleeting expletive” would be deemed by the FCC to be presumptively indecent.  In this decision, the Second Circuit also called into question the constitutionality of the FCC’s indecency policy generally.  On August 25, 2010, the FCC filed a petition for rehearing of the decision with the Second Circuit.  It is not possible to predict the outcome of the FCC’s appeal.  It is also not possible to predict whether and, if so, how the FCC will revise its indecency policy in response to the Second Circuit decision, or the effect of such decision on TV One.  The fines for broadcasting indecent material are a maximum of $325,000 per utterance. The determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content could violate indecency standards. The difficulty in predicting whether individual programs, words or phrases may violate the FCC’s indecency rules adds significant uncertainty to TV One’s ability to comply with the rules. Violation of the indecency rules could lead to sanctions which may adversely affect TV One’s business and results of operations. Some policymakers support the extension of the indecency rules that are applicable to over-the-air broadcasters to cover cable programming and/or attempts to increase enforcement of or otherwise expand existing laws and rules. If such an extension, attempt to increase enforcement or other expansion took place and was found to be constitutional, some of TV One’s content could be subject to additional regulation and might not be able to attract the same subscription and viewership levels.

Our President and Chief Executive Officer has an interest in TV One that may conflict with your interests.

We have an employment agreement with our President and Chief Executive Officer, Mr. Alfred C. Liggins, III.  The employment agreement provides, among other things, that in recognition of Mr. Liggins’ contributions in founding TV One on our behalf, he is eligible to receive an amount equal to 8% of any dividends paid to us in respect of our investment in TV One and 8% of the proceeds from our investment in TV One (the “TV One Award”).  In both circumstances, our obligation to pay any portion of the TV One Award is only triggered after we recover the full amount of our cumulative capital contributions to TV One. Mr. Liggins will only receive the TV One Award upon the actual cash distributions or distributions of marketable securities to us.  Mr. Liggins’ rights to the TV One Award (i) cease if he is terminated for cause or he resigns without good reason and (ii) expire at the end of the term of his employment agreement (but similar rights could be included in the terms of a new employment agreement).  As a result of this arrangement, the interest of Mr. Liggins’ with respect to TV One may conflict with your interests as holders of our debt or equity securities.  For example, Mr. Liggins may seek to have Radio One acquire additional equity interests in TV One using cash generated from operations or additional borrowings under the senior credit facility or have TV One itself pursue acquisitions, joint ventures, financings or other transactions that, in his judgment, could increase the amount of the TV One Award by increasing the amount of our investment in TV One or enhancing the equity value of TV One, even though such transactions might involve risks to holders of our equity or debt securities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

On March 3, 2011, we received a letter from the SEC in connection with our Registration Statement on Form S-4 filed February 9, 2011 (the “February 2011 S-4”).  The letter requested that we update our filing to include the audited December 31, 2010 financial statements included in this annual report on Form 10-K.  In response to the comments, we anticipate filing an amendment to the February 2011 S-4 within ten days of the filing date of this report.

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

We own substantially all of our equipment, consisting principally of transmitting antennae, transmitters, studio equipment and general office equipment. The towers, antennae and other transmission equipment used by our stations are generally in good condition, although opportunities to upgrade facilities are periodically reviewed. The tangible personal property owned by us and the real property owned or leased by us are subject to security interests under our senior credit facility.

ITEM 3. LEGAL PROCEEDINGS

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

ITEM 4.  REMOVED AND RESERVED

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

	High	Low
2010
First Quarter	$4.10	$3.17
Second Quarter	$5.37	$1.34
Third Quarter	$1.50	$0.70
Fourth Quarter	$1.28	$0.96
2009
First Quarter	$0.73	$0.32
Second Quarter	$1.11	$0.56
Third Quarter	$1.10	$0.50
Fourth Quarter	$3.80	$1.10

Our Class D non-voting common stock is traded on the NASDAQ under the symbol “ROIAK.” The following table presents, for the quarters indicated, the high and low sales prices per share of our Class D Common Stock as reported on the NASDAQ.

	High	Low
2010
First Quarter	$3.75	$2.90
Second Quarter	$5.37	$1.28
Third Quarter	$1.44	$0.57
Fourth Quarter	$1.25	$0.86
2009
First Quarter	$0.48	$0.19
Second Quarter	$0.52	$0.22
Third Quarter	$0.98	$0.26
Fourth Quarter	$3.33	$1.08

 STOCKHOLDER RETURN PERFORMANCE GRAPHS

Stockholder performance graph (Class A shares)

Performance since December 31, 2005

Source: Capital IQ, Factiva

Note 1 - Peer group includes Emmis Communications Corp., Entercom Communications Corp., Saga Communications, Inc., Cumulus Media Inc. and Salem Communications Corp.

STOCKHOLDER RETURN PERFORMANCE GRAPHS

Stockholder performance graph (Class D shares)

Performance since December 31, 2005

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

Number of Stockholders

Based upon a survey of record holders and a review of our stock transfer records, as of February 25, 2011, there were approximately 2,069 holders of Radio One’s Class A Common Stock, two holders of Radio One’s Class B Common Stock, three holders of Radio One’s Class C Common Stock, and approximately 2,895 holders of Radio One’s Class D Common Stock.

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

	For the Years Ended December 31,
	2010	2009	2008	2007	2006

	(In thousands, except share data)
Statements of Operations(1):
Net revenue	$279,906	$272,092	$313,443	$316,398	$321,625
Programming and technical expenses including stock-based compensation	75,044	75,635	79,304	70,463	68,818
Selling, general and administrative expenses including stock-based compensation	103,324	91,016	103,108	100,620	98,016
Corporate selling, general and administrative expenses including stock-based compensation	32,922	24,732	36,356	28,396	28,239
Depreciation and amortization	17,439	21,011	19,022	14,680	13,890
Impairment of long-lived assets	36,063	65,937	423,220	211,051	—
Operating income (loss)	15,114	(6,239)	(347,567)	(108,812)	112,662
Interest expense(2)	46,834	38,404	59,689	72,770	72,932
Gain on retirement of debt	6,646	1,221	74,017	—	—
Equity in income (loss) of affiliated company	5,558	3,653	(3,652)	(15,836)	(2,341)
Other (expense) income, net	(2,934)	40	175	952	1,110
(Loss) income before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(22,450)	(39,729)	(336,716)	(196,466)	38,499
Provision for (benefit from) income taxes	3,971	7,014	(45,183)	54,083	18,260
(Loss) income from continuing operations	(26,421)	(46,743)	(291,533)	(250,549)	20,239
Loss from discontinued operations, net of tax	(204)	(1,815)	(7,414)	(137,041)	(23,965)
Net loss	(26,625)	(48,558)	(298,947)	(387,590)	(3,726)
Noncontrolling interests in income of subsidiaries	2,008	4,329	3,997	3,910	3,004
Net loss applicable to common stockholders	$(28,633)	$(52,887)	$(302,944)	$(391,500)	$(6,730)
Net (loss) income per common share — basic and diluted:
(Loss) income from continuing operations	$(0.55)*	$(0.86)	$(3.14)	$(2.58)	$0.17
Loss from discontinued operations, net of tax	(0.00)*	(0.03)	(0.08)	(1.39)	(0.24)
Net loss applicable to common stockholders per share	$(0.56)*	$(0.89)	$(3.22)	$(3.97)	$(.07)

Balance Sheet Data:
Cash and cash equivalents	$9,192	$19,963	$22,289	$24,247	$32,406
Intangible assets, net	840,147	871,221	944,858	1,310,168	1,521,950
Total assets	999,212	1,035,542	1,125,477	1,648,354	2,195,210
Total debt (including current portion)	642,222	653,534	675,362	815,504	937,527
Total liabilities	774,242	787,489	810,002	1,015,747	1,176,963
Total stockholders’ equity	194,335	195,828	272,052	573,870	963,887

* Earnings per share amounts may not add due to rounding.

(1)	Year-to-year comparisons are significantly affected by Radio One’s acquisitions and dispositions during the periods covered.

(2)
Interest expense includes non-cash interest, such as the accretion of principal, local marketing agreement (“LMA”) fees, the amortization of discounts on debt and the amortization of deferred financing costs.

The following table contains selected historical consolidated financial data derived from the audited financial statements of Radio One for each of the years in the five-year period ended December 31:

	For the Years Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Statement of Cash Flows:
Cash flows from (used in):
Operating activities	$17,836	$45,443	$13,832	$44,014	$77,460
Investing activities	(4,664)	(4,871)	66,031	78,468	(46,227)
Financing activities	(23,943)	(42,898)	(81,821)	(130,641)	(17,908)
Other Data:
Cash interest expense(1)	$48,805	$36,568	$68,611	$70,798	$70,876
Capital expenditures	4,322	4,528	12,541	10,203	13,601

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

Overview

 For the year ended December 31, 2010, the continued poor economic climate and its impact on the advertising industry resulted in minimal growth in our net revenues, with an increase of 2.9% compared to the year ended December 31, 2009. Given the recent and gradual recovery seen in both the economic and advertising environments, we project our 2011 business results will continue to improve and compare more favorably to that of 2010. Our strategy for 2011 will be to continue to: (i) grow market share; (ii) improve audience share in certain markets and improve revenue conversion of strong and stable audience share in certain other markets, and; (iii) grow and diversify our revenue by successfully executing our online strategy, including leveraging our 2008 acquisition of Community Connect Inc. (“CCI”), our radio websites and our other internet properties.

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

For the year ended December 31, 2010, approximately 83.5% of our net revenue was generated from the sale of advertising in our core radio business. Within this core radio business, approximately 57.0% of our net revenue was generated from local advertising and approximately 36.5% was generated from national advertising, including network advertising. In comparison, for the year ended December 31, 2009, approximately 82.0% of our net revenue was generated from the sale of advertising in our core radio business and within this core radio business, approximately 56.2% of our net revenue was generated from local advertising and approximately 37.3% was generated from national advertising, including network advertising. During the year ended December 31, 2008, approximately 84.0% of our net revenue was generated from the sale of advertising in our core radio business and, within this core radio business, approximately 56.6% of our net revenue was generated from local advertising and approximately 37.1% was generated from national advertising, including network advertising. National advertising also includes advertising revenue generated from our internet segments. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees, magazine subscriptions, newsstand revenue and other revenue.

In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely monitor the use of trade and barter agreements.

Community Connect, LLC (“CCI”), which is included with the operations of Interactive One, currently generates the majority of the Company’s internet revenue and derives its revenue principally from advertising services, including diversity recruiting advertising. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable. Interactive One has a diversity recruiting relationship with Monster, Inc. (“Monster”). Monster posts job listings and advertising on Interactive One websites and Interactive One earns revenue for displaying the images on its websites.

In December 2006, the Company acquired certain net assets (“Giant Magazine”) of Giant Magazine, LLC. Giant Magazine ceased publication in December 2009 and the results of its operations have been reclassified to discontinued operations.

In February 2005, we acquired 51% of the common stock of Reach Media, Inc. (“Reach Media”). A substantial portion of Reach Media’s revenue had been generated from a sales representation agreement with Citadel Broadcasting Company (“Citadel”).  Pursuant to a multi-year agreement, payments were received monthly in exchange for the sale of advertising time on the nationally syndicated Tom Joyner Morning Show, which as of December 31, 2010 aired on 106 affiliated stations. The annual amount of revenue was based on a contractual amount determined based on number of affiliates, demographic audience and ratings.  The agreement provided for a potential to earn additional amounts if certain revenue goals were met. The agreement also provided for sales representation rights related to Reach Media’s events. Additional revenue was generated by Reach Media from this and other customers through special events, sponsorships, its internet business and other related activities. The agreement expired December 31, 2009; however, during the quarter ended September 30, 2009, Reach Media and Citadel reached an agreement whereby the revenue guarantee obligations to Reach Media for each of the months of November and December 2009 were reduced by $1.0 million in exchange for prepayment of the reduced revenue guarantee obligation for those months.  Payment of the reduced revenue guarantee obligation was received by Reach Media.  A new agreement was executed in November 2009 (the “Sales Representation Agreement”) to replace the old agreement which expired on December 31, 2009, whereby, effective January 1, 2010, Citadel will sell advertising inventory outside the Tom Joyner Morning Show. As an inducement for Reach Media to enter into the new Sales Representation Agreement, Citadel returned its noncontrolling ownership interest in Reach Media back to Reach Media. This ownership interest was part of the original agreement signed in 2003. As a result of classifying these shares as treasury stock, this transaction effectively increased Radio One’s common stock interest in Reach Media to 53.5%. In exchange for the return of the ownership interest, Reach Media issued a $1.0 million promissory note payable to Radio Networks, a subsidiary of Citadel, due in December 2011.

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

(b) Station operating income:  Net (loss) income before depreciation and amortization, income taxes, interest income, interest expense, equity in loss of affiliated company, minority interests in income of subsidiaries, gain on retirement of debt, other expense, corporate expenses, stock-based compensation expenses, impairment of long-lived assets and gain or loss from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”). Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our physical plant, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead, stock-based compensation and discontinued operations. Station operating income is frequently used as a basis for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	For the Years Ended December 31,
	2010	2009	2008

	(In thousands, except margin data)

Net revenue	$279,906	$272,092	$313,443
Station operating income	102,532	105,850	131,731
Station operating income margin	36.6%	38.9%	42.0%
Net loss applicable to common stockholders	(28,633)	(52,887)	(302,944)

The reconciliation of net loss to station operating income is as follows:

	For the Years Ended December 31,
	2010	2009	2008

	(In thousands)

Net loss applicable to common stockholders, as reported	$(28,633)	$(52,887)	$(302,944)
Add back non-station operating income items included in net loss:
Interest income	(127)	(144)	(491)
Interest expense	46,834	38,404	59,689
Provision for (benefit from) income taxes	3,971	7,014	(45,183)
Corporate selling, general and administrative, excluding stock-based compensation	28,117	23,492	35,279
Stock-based compensation	5,799	1,649	1,777
Equity in (income) loss of affiliated company	(5,558)	(3,653)	3,652
Gain on retirement of debt	(6,646)	(1,221)	(74,017)
Other expense, net	3,061	104	316
Depreciation and amortization	17,439	21,011	19,022
Noncontrolling interests in income of subsidiaries	2,008	4,329	3,997
Impairment of long-lived assets	36,063	65,937	423,220
Loss from discontinued operations, net of tax	204	1,815	7,414
Station operating income	$102,532	$105,850	$131,731

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 (In thousands)

	For the Years Ended December 31,		Increase/(Decrease)
	2010	2009

Statements of Operations:
Net revenue	$279,906	$272,092	$7,814	2.9%
Operating expenses:
Programming and technical, excluding stock-based compensation	75,044	75,547	(503)	(0.7)
Selling, general and administrative, excluding stock-based compensation	102,330	90,695	11,635	12.8
Corporate selling, general and administrative, excluding stock-based compensation	28,117	23,492	4,625	19.7
Stock-based compensation	5,799	1,649	4,150	251.7
Depreciation and amortization	17,439	21,011	(3,572)	(17.0)
Impairment of long-lived assets	36,063	65,937	(29,874)	(45.3)
Total operating expenses	264,792	278,331	(13,539)	(4.9)
Operating income (loss)	15,114	(6,239)	21,353	342.3
Interest income	127	144	(17)	(11.8)
Interest expense	46,834	38,404	8,430	22.0
Gain on retirement of debt	6,646	1,221	5,425	444.3
Equity in income of affiliated company	5,558	3,653	1,905	52.1
Other expense, net	3,061	104	2,957	2,843.3
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and loss from discontinued operations, net of tax	(22,450)	(39,729)	17,279	43.5
Provision for income taxes	3,971	7,014	(3,043)	(43.4)
Net loss from continuing operations	(26,421)	(46,743)	20,322	43.5
Loss from discontinued operations, net of tax	(204)	(1,815)	1,611	88.8
Net loss	(26,625)	(48,558)	21,933	45.2
Noncontrolling interests in income of subsidiaries	2,008	4,329	(2,321)	(53.6)
Net loss attributable to common stockholders	$(28,633)	$(52,887)	$24,254	45.9%

Net revenue

Year Ended December 31,		Increase/(Decrease)
2010	2009
$279,906	$272,092	$7,814	2.9%

During the year ended December 31, 2010, we recognized approximately $280.0 million in net revenue compared to approximately $272.1 million during the same period in 2009. These amounts are net of agency and outside sales representative commissions, which were approximately $32.0 million during the year ended December 31, 2010, compared to approximately $28.4 million during the same period in 2009. Our internet business generated approximately $16.0 million in net revenue for the year ended December 31, 2010, compared to approximately $14.0 million during the same period in 2009, an increase of 14.3%.  For our radio business, based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in increased 7.2% in total revenues for the year ended December 31, 2010, 15.5% in national revenues, 3.8% in local revenues and 27.6% in digital revenues. While the Company’s total radio net revenue outperformed that of the markets in which we operate in Atlanta, Charlotte, Columbus, Dallas, Detroit, Houston, Indianapolis and St. Louis, we experienced net revenue declines in some of our markets, notably Baltimore, Cincinnati, Cleveland and Washington, DC. Reach Media net revenue declined 8.8% and was impacted by the December 31, 2009 expiration of a sales representation agreement with Citadel whereby a minimum level of revenue was guaranteed over the term of the agreement.  Effective January 1, 2010, Reach Media’s newly established sales organization began selling its inventory on the Tom Joyner Morning Show and under a new commission based sales representation agreement with Citadel, which sells certain inventory owned by Reach Media in connection with its 106 radio station affiliate agreements.  Radio segment net revenue increased 2.3% for the year ended December 31, 2010 compared to the same period in 2009.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2010	2009
$75,044	$75,547	$(503)	(0.7)%

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

Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2010	2009
$102,330	$90,695	$11,635	12.8%

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

Stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2010	2009
$5,799	$1,649	$4,150	251.7%

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

Corporate selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2010	2009
$28,117	$23,492	$4,625	19.7%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The increase in corporate expenses during the year ended December 31, 2010 is due primarily to payroll related items.  This resulted from increased salaries expense from recently lifted salary reductions and due to the recording of bonuses. In addition, higher spending also resulted from increased compensation expense for the Chief Executive Officer in connection with the TV One award element in his employment agreement. To a lesser extent, additional spending was also due to increased legal costs, insurance and medical costs, higher travel and entertainment and increased bad debt expense.

Depreciation and amortization

Year Ended December 31,		Increase/(Decrease)
2010	2009
$17,439	$21,011	$(3,572)	(17.0)%

The decrease in depreciation and amortization expense for the year ended December 31, 2010 was due primarily to the completion of amortization for certain intangibles and the completion of useful lives for certain fixed assets.

Impairment of long-lived assets

Year Ended December 31,		Increase/(Decrease)
2010	2009
$36,063	$65,937	$(29,874)	(45.3)%

The decrease in impairment of long-lived assets for the year ended December 31, 2010 was related to non-cash impairment charges recorded to reduce the carrying value of radio broadcasting licenses and goodwill to their estimated fair values. The 2010 broadcast license impairment occurred in Philadelphia and the 2010 goodwill impairment occurred in Reach Media. The 2009 impairments were broadcast license impairments that occurred in 11 of our 16 markets, namely in Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Houston, Indianapolis, Philadelphia, Raleigh-Durham, Richmond and St. Louis. The impairments were driven in part by the economic downturn, slower radio industry and market revenue growth and resulting deteriorating cash flows, declining radio station transaction multiples and a higher cost of capital. The decline in values for long-lived assets such as licenses and other intangibles was not unique nor specific to our individual markets, as this trend has impacted the valuations of the radio industry as a whole, and has impacted other broadcast and traditional media companies as well.

Interest expense

Year Ended December 31,		Increase/(Decrease)
2010	2009
$46,834	$38,404	$8,430	22.0%

The increase in interest expense for the year ended December 31, 2010 was due primarily to higher interest rates that took effect as a result of entering into a third amendment to our Credit Agreement in March 2010 as well as continuing defaults under our credit agreement that occurred or were existing as of each of June 30, 2010, July 1, 2010 and September 30, 2010. The third amendment waived a non-monetary technical default to the Credit Agreement associated with not designating certain subsidiaries as guarantors under our indentures governing our senior subordinated notes and lowered the revolver commitment under the Company’s bank facilities from $500.0 million to $400.0 million. In addition, as a result of our entry into our Amended and Restated Credit Agreement and Amended Exchange Offer on November 24, 2010, higher interest rates were in effect for the last month of the year.

Gain on retirement of debt, net

Year Ended December 31,		Increase/(Decrease)
2010	2009
$6,646	$1,221	$5,425	444.3%

The net gain on retirement of debt for the year ended December 31, 2010 was due to the $9.9 million gain on redemption of the Company’s outstanding 6 3/8%  Senior Subordinated Notes due 2013 at a discount.  This amount was offset by a write-off of approximately $3.3 million of debt costs associated with the 2011 and 2013 Notes.  The gain on retirement of debt for the year ended December 31, 2009 was due to the redemption of the Company’s outstanding 8 7/8% Senior Subordinated Notes due July 2011 at a discount. The gain for the year ended December 31, 2009 resulted from the early redemption of approximately $2.4 million of the 8 7/8% Senior Subordinated Notes at an average discount of 50.0%. As of December 31, 2010, a principal amount of approximately $747,000 remained outstanding on the 6 3/8% Senior Subordinated Notes.

Equity in income of affiliated company

Year Ended December 31,		Increase/(Decrease)
2010	2009
$5,558	$3,653	$1,905	52.1%

Equity in income of affiliated company primarily reflects our estimated equity in the net income of TV One. The increase to equity in income of affiliated company for the year ended December 31, 2010 was due primarily to additional net income generated by TV One during 2010 versus 2009. The Company’s share of the net income is driven by TV One’s current capital structure and the Company’s percentage ownership of the equity securities of TV One.

Other expense, net

Year Ended December 31,		Increase/(Decrease)
2010	2009
$3,061	$104	$2,957	2,843.3%

The other expense for the year ended December 31, 2010 was principally due to the write off of pro-rata portions of debt financing and modification costs.  There were costs associated with the lowering of the revolver commitment under the Company’s bank facilities from $500.0 million to $400.0 million. The $100.0 million reduction to the revolver commitment resulted from entering into a third amendment to our Credit Agreement in March 2010. The third amendment also waived a non-monetary technical default to the Credit Agreement associated with not designating certain subsidiaries as guarantors under our indentures governing our senior subordinated notes.  In addition, there were costs written off in connection with the Company’s uncompleted offering of Second-Priority Senior Secured Grid Notes (“Second Lien Notes”).  The majority of the net proceeds from the Second Lien Notes were expected to fund the acquisition of additional equity interests in TV One, LLC.  However, the subscription offer to holders for the Second Lien Notes ended in July 2010 and the Company determined not to further extend this subscription offer.  The write off of the debt financing and modification costs was partially offset by the recording of the value of translator equipment awarded to the Company as a result of a legal settlement.

Provision for income taxes

Year Ended December 31,		Increase/(Decrease)
2010	2009
$3,971	$7,014	$(3,043)	(43.4)%

During the year ended December 31, 2010, the provision for income taxes decreased to approximately $4.0 million compared to $7.0 million for the same period in 2009. For the year ended December 31, 2010, the tax provision consisted of approximately $2.2 million for Reach Media and $1.8 million for all other operations. For the year ended December 31, 2009, the tax provision consisted of approximately $4.5 million for Reach Media and $2.5 million for all other operations. The decrease for Reach Media of $2.3 million was due to a decline in book income.  The decrease in tax for other operations of approximately $685,000 was due in part to an increase in the tax benefit for Reach purchase accounting adjustments of approximately $301,000 from the acceleration of book amortization amounts. Radio One also had a tax increase of approximately $264,000 for state taxes and FIN 48 tax expense. These increases were offset by a reduction in deferred tax expense of $2.1 million on the deferred tax liability (“DTL”) associated with certain indefinite-lived intangibles. The Company continues to maintain a full valuation allowance for its net deferred tax assets (“DTAs”), other than DTAs for Reach Media.  We do not consider deferred tax liabilities related to indefinite-lived assets in evaluating the realizability of our DTAs, as the timing of their reversal cannot be determined.

The tax provisions and offsetting valuation allowances resulted in an effective tax rate of (17.7)% for both of the years ended December 31, 2010 and 2009. The annual effective tax rate for Radio One reflects the increase in DTLs associated with the amortization of certain of the Company’s radio broadcasting licenses for tax purposes.

Loss from discontinued operations, net of tax

Year Ended December 31,		Increase/(Decrease)
2010	2009
$(204)	$(1,815)	$1,611	88.8%

Included in the loss from discontinued operations, net of tax, are the results of operations for radio station clusters sold in Los Angeles, Miami, Augusta, Louisville, Dayton, Minneapolis and a station in our Boston market (WILD-FM). Discontinued operations also include the results from operations for Giant Magazine, which ceased publication in December 2009. The loss incurred for the year ended December 31, 2010 was due to legal and litigation spending from ongoing litigation for certain previously sold stations. This spending was partially offset by the assumption of Giant Magazine’s subscriber liability by another publisher. The loss incurred for the year ended December 31, 2009 resulted from operating losses incurred by Giant Magazine in addition to legal and litigation expenses as a result of ongoing legal activity for certain station sales.  The loss from discontinued operations, net of tax, includes no tax provision for the years ended December 30, 2010 and 2009.

Noncontrolling interests in income of subsidiaries

Year Ended December 31,		Increase/(Decrease)
2010	2009
$2,008	$4,329	$(2,321)	(53.6)%

The decrease in noncontrolling interests in income of subsidiaries is due to a decrease in Reach Media’s net income for the year ended December 31, 2010 compared to the same period in 2009.

Other Data

Station operating income

Station operating income decreased to approximately $102.5 million for the year ended December 31, 2010 compared to approximately $105.9 million for the year ended December 31, 2009, a decrease of approximately $3.4 million or 3.2%. This decrease was primarily due to increased expenses with minimal increases in revenues. Increased spending was primarily due to payroll related expenses from the restoration of salaries, bonuses, and commissions. Additionally, operating expenses increased due to the non-recurrence of vacation savings from 2009 vacation plan changes and forced office closings.  In addition there were higher national representation fees, additional research expenses, and increased bad debt expense in 2010 compared to the corresponding 2009 period.

Station operating income margin

Station operating income margin decreased to 36.6% for the year ended December 31, 2010 from 38.9% for the year ended December 31, 2009. This decrease was primarily attributable to a decline in station operating income as described above.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008 (In thousands)

	For the Years Ended December 31,		Increase/(Decrease)
	2009	2008

Statements of Operations:
Net revenue	$272,092	$313,443	$(41,351)	(13.2)%
Operating expenses:
Programming and technical, excluding stock-based compensation	75,547	79,117	(3,570)	(4.5)
Selling, general and administrative, excluding stock-based compensation	90,695	102,595	(11,900)	(11.6)
Corporate selling, general and administrative, excluding stock-based compensation	23,492	35,279	(11,787)	(33.4)
Stock-based compensation	1,649	1,777	(128)	(7.2)
Depreciation and amortization	21,011	19,022	1,989	10.5
Impairment of long-lived assets	65,937	423,220	(357,283)	(84.4)
Total operating expenses	278,331	661,010	(382,679)	(57.9)
Operating loss	(6,239)	(347,567)	(341,328)	(98.2)
Interest income	144	491	(347)	(70.7)
Interest expense	38,404	59,689	(21,285)	(35.7)
Gain on retirement of debt	1,221	74,017	(72,796)	(98.4)
Equity in income (loss) of affiliated company	3,653	(3,652)	7,305	200.0
Other expense, net	104	316	(212)	(67.1)
Loss before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and loss from discontinued operations, net of tax	(39,729)	(336,716)	(296,987)	(88.2)
P Provision for (benefit from) income taxes	7,014	(45,183)	52,197	115.5
Net loss from continuing operations	(46,743)	(291,533)	(244,790)	(84.0)
Loss from discontinued operations, net of tax	(1,815)	(7,414)	(5,599)	(75.5)
Net loss	(48,558)	(298,947)	(250,389)	(83.8)
Noncontrolling interests in income of subsidiaries	4,329	3,997	332	8.3
Net loss attributable to common stockholders	$(52,887)	$(302,944)	$(250,057)	(82.5)%

Net revenue

Year Ended December 31,		Increase/(Decrease)
2009	2008
$272,092	$313,443	$(41,351)	(13.2)%

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

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The decrease in corporate expenses during the year December 31, 2009 was primarily due to the non-recurrence of approximately $10.2 million in compensation costs recorded in 2008 associated with the Chief Executive Officer’s (“CEO”) April 2008 employment agreement. Additional corporate selling, general and administrative savings resulted from our cost-cutting initiatives, specifically lower compensation due to salary reductions, lower bonuses, less severance and vacation savings from scheduled office closings and changes to the Company’s vacation policy. Reduced corporate selling, general and administrative spending also resulted from lower legal and professional expenses, reduced travel and entertainment, lower bad debt expense and less public relations spending. For the year ended December 31, 2009, the Company incurred restructuring charges in the amount of $244,000 for layoffs from the consolidation of its radio division business offices, compared to restructuring charges of $485,000 for the same period in 2008 stemming from Company-wide layoffs. Excluding the approximately $10.2 million recorded for the CEO’s bonuses in 2008 and the restructuring charges for both years, corporate selling, general and administrative expenses decreased 6.9% for the year ended December 31, 2009 compared to the same period in 2008.

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

Equity in income (loss) of affiliated company primarily reflects our estimated equity in the net income or loss of TV One, LLC (“TV One”). The change to equity in income of affiliated company for the year ended December 31, 2009 was due primarily to net income generated by TV One in 2009. This compares to equity in loss of affiliated company for the year ended December 31, 2008, given TV One’s net loss in 2008. The Company’s share of the net income or loss is driven by TV One’s current capital structure and the Company’s ownership of the equity securities of TV One that are currently absorbing its net income or losses.

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

Liquidity and Capital Resources

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our senior credit facility and other debt or equity financing.

For the purposes of the below discussion, the term “November 2010 Refinancing Transactions” refers to (i) our November 24, 2010, exchange and cancellation of approximately $97.0 million of our 8⅞% senior subordinated notes due 2011 (the “2011 Notes”) and approximately $199.3 million of our 6⅜% senior subordinated notes due 2013 (the “2013 Notes” and together with the 2011 Notes, the “Prior Notes”) for approximately $287.0 million of our 2016 Notes; (ii) our entrance into supplemental indentures in respect of each of the Prior Notes which waived any and all existing defaults and events of default that had arisen or may have arisen that may be waived and eliminated substantially all of the covenants in each indenture governing the Prior Notes, other than the covenants to pay principal of and interest on the Prior Notes when due, and eliminated or modified the related events of default; and (iii) our entrance into an amendment to our senior credit facility as described below.

Pre-November 2010 Refinancing Transactions Liquidity and Capital Resources

In June 2005, the Company entered into a senior credit agreement (the “Credit Agreement”) with a syndicate of banks and simultaneously borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Credit Agreement was amended in April 2006, September 2007 and March 2010 to modify certain financial covenants and other provisions. Prior to the November 2010 Refinancing Transactions, the Credit Agreement was to expire the earlier of: (a) six months prior to the scheduled maturity date of the 2011 Notes (January 1, 2011)  (unless the 2011 Notes have been repurchased or refinanced prior to such date), or; (b) June 30, 2012. Under the terms of the third amendment described below, the total amount available under the Credit Agreement, as in effect on September 30, 2010, was $700.0 million, consisting of a $400.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the senior credit facility were subject to compliance with certain provisions including, but not limited to, financial covenants. The Company could use proceeds from the senior credit facility for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes.

The Credit Agreement was classified as a current liability on the September 30, 2010 consolidated balance sheet based on the fact that the Credit Agreement expired January 1, 2011, until such time that the 2011 Notes had been refinanced or repurchased prior to January 1, 2011.  After giving effect to the November 2010 Refinancing Transactions, the maturity date of the Amended and Restated Credit Agreement (as defined and described below and which replaced the Credit Agreement) is June 30, 2012 and the Amended and Restated Credit Agreement is not classified as a current liability as of December 31, 2010.

During the quarter ended March 31, 2010, we noted that certain of our subsidiaries identified as guarantors in our financial statements did not have requisite guarantees filed with the trustee as required under the terms of the indentures governing the 2011 Notes and the 2013 Notes (the “Non-Joinder of Certain Subsidiaries”).  The Non-Joinder of Certain Subsidiaries caused a non-monetary, technical default under the terms of the relevant indentures at December 31, 2009, causing a non-monetary, technical cross-default at December 31, 2009 under the terms of our Credit Agreement.  On March 30, 2010, we joined the relevant subsidiaries as guarantors under the relevant indentures (the “Joinder”).  Further, on March 30, 2010, we entered into a third amendment (the “Third Amendment”) to the Credit Agreement.  The Third Amendment provided for, among other things: (i) a $100.0 million revolver commitment reduction (from $500.0 million to $400.0 million) under the bank facilities; (ii) a 1.0% floor with respect to any loan bearing interest at a rate determined by reference to the adjusted LIBOR; (iii) certain additional collateral requirements; (iv) certain limitations on the use of proceeds from the revolving loan commitments; (v) the addition of Interactive One, LLC as a guarantor of the loans under the Credit Agreement and under the 2011 Notes and the 2013 Notes; (vi) the waiver of the technical cross-defaults that existed as of December 31, 2009 and through the date of the amendment arising due to the Non-Joinder of Certain Subsidiaries; and (vii) the payment of certain fees and expenses of the lenders in connection with their diligence in connection with the amendment.

In May 2010, based on our fiscal year end excess cash flow calculation, we made a $5.0 million term loan principal prepayment for the year ended December 31, 2009. No excess cash flow calculation was required and, therefore, no payment was required in 2009 for the year ended December 31, 2008.  However, in March 2009 and May 2009, we made prepayments of $70.0 million and $31.5 million, respectively, on the term loan facility based on its excess proceeds calculation (the excess proceeds calculation included asset acquisition and disposition activity for the twelve month period ended May 31, 2008).  These prepayments were funded with $70.0 million and $31.5 million in loan proceeds from the revolving facility in March 2009 and May 2009, respectively.

The Credit Agreement, as of November 23, 2010 (immediately prior to the November 2010 Refinancing Transactions), contained certain affirmative and negative covenants that the Company was required to comply with, including:

(a)  maintaining an interest coverage ratio of no less than:

•	1.90 to 1.00 from January 1, 2006 to September 13, 2007;

•	1.60 to 1.00 from September 14, 2007 to June 30, 2008;

•	1.75 to 1.00 from July 1, 2008 to December 31, 2009;

•	2.00 to 1.00 from January 1, 2010 to December 31, 2010; and

•	2.25 to 1.00 from January 1, 2011 and thereafter;

(b)  maintaining a total leverage ratio of no greater than:

•	7.00 to 1.00 beginning April 1, 2006 to September 13, 2007;

•	7.75 to 1.00 beginning September 14, 2007 to March 31, 2008;

•	7.50 to 1.00 beginning April 1, 2008 to September 30, 2008;

•	7.25 to 1.00 beginning October 1, 2008 to June 30, 2010;

•	6.50 to 1.00 beginning July 1, 2010 to September 30, 2011; and

•	6.00 to 1.00 beginning October 1, 2011 and thereafter;

(c)   maintaining a senior leverage ratio of no greater than:

•	5.00 to 1.00 beginning June 13, 2005 to September 30, 2006;

•	4.50 to 1.00 beginning October 1, 2006 to September 30, 2007; and

•	4.00 to 1.00 beginning October 1, 2007 and thereafter; and

(d)  limitations on:

•	liens;

•	sale of assets;

•	payment of dividends; and

•	mergers.

As of each of June 30, 2010, July 1, 2010 and September 30, 2010, we were not in compliance with the terms of our Credit Agreement. More specifically, (i) as of June 30, 2010, we failed to maintain a then required total leverage ratio of 7.25 to 1.00, (ii) as of July 1, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we failed to maintain the requisite total leverage ratio, (iii) as of September 30, 2010, we failed to meet our current total leverage ratio requirement of 6.50 to 1.00 and our senior leverage ratio requirement of 4.00 to 1.00, and (iv) as of each of June 30, 2010 and September 30, 2010, we failed to meet certain hedging obligations; specifically, we failed to maintain a ratio of at least 50% fixed rate debt to floating rate debt. On July 15, 2010, the Company and its subsidiaries entered into a forbearance agreement (the “Forbearance Agreement”) with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as administrative agent (the “Agent”), and financial institutions constituting the majority of outstanding loans and commitments (the “Required Lenders”) under our Credit Agreement, relating to the defaults and events of default existing as of June 30, 2010 and July 1, 2010.  On August 13, 2010, we entered into an amendment to the Forbearance Agreement (the “Forbearance Agreement Amendment”) that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to the then anticipated default caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern as issued in connection with the restatement of our financial statements.  Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 2011 Notes and/or the 2013 Notes.

On August 5, 2010, the Agent delivered a payment blockage notice to the trustee under the indenture governing our 2013 Notes.   As a result, neither we nor any of our guaranteeing subsidiaries could make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010.  The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the indenture governing the 2013 Notes expired on September 15, 2010.  While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could have declared the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, no such remedies were sought as we continued to negotiate the terms of the amended exchange offer and a new support agreement with the members of an ad hoc group of holders of our Prior Notes in connection with the November 2010 Refinancing Transactions.  The event of default under the indenture governing the 2013 Notes also constituted an event of default under our Credit Agreement.  While the Forbearance Agreement Amendment expired by its terms on September 10, 2010, also in connection with the November 2010 Refinancing Transactions, we and the Agent continued to negotiate the terms of a credit facility amendment (the “Credit Agreement Amendment”), and the Agent and the lenders did not exercise additional remedies under the Credit Agreement.   The Amended and Restated Credit Agreement cured these issues.

Post-November 2010 Refinancing Transactions Liquidity and Capital Resources

In connection with the November 2010 Refinancing Transactions, on November 24, 2010, as described above, we (i) exchanged approximately $287.0 million in aggregate principal amount of Prior Notes for approximately $287.0 in aggregate principal amount of our 2016 Notes and (ii) entered into the Credit Agreement Amendment, as more fully described below.

As of November 24, 2010, after giving effect to an amendment to the Credit Agreement Amendment, the Company had outstanding approximately $353.1 million on its credit facility.  The Credit Agreement Amendment, which amends and restates the Credit Agreement (as so amended and restated, the “Amended and Restated Credit Agreement”), among other things, replaced the existing amount of outstanding revolving loans with a $323.0 million term loan and provided for three tranches of revolving loans, including a $20.0 million revolver to be used for working capital, capital expenditures, investments, and other lawful corporate purposes, a $5.1 million revolver to be used solely to redeem and retire the 2011 Notes, and a $13.7 million revolver to be used solely to fund a capital call with respect to TV One.

As of December 31, 2010, the Company had approximately $16.9 million of borrowing capacity under its revolving credit facility.  Taking into consideration the financial covenants under the Amended and Restated Credit Agreement, the entire amount of that borrowing capacity was available for borrowing.

As of December 31, 2010, the Company had outstanding approximately $353.7 million on its senior credit facility. During the year ended December 31, 2010, the Company borrowed approximately $24.0 million and repaid approximately $21.5 million.

Under the terms of the Amended and Restated Credit Agreement, interest on both alternate base rate loans and LIBOR loans is payable monthly.  The LIBOR interest rate floor is 1.00% and the alternate base rate is equal to the greater of the prime rate, the Federal Funds Effective Rate plus 0.50% and the LIBOR Rate for a one-month period plus 1.00%.  Interest payable on (i) LIBOR loans will be at LIBOR plus 6.25% and (ii) alternate base rate loans will be at alternate base rate plus 5.25% (and, in each case, may be permanently increased if the Company exceeds certain senior leverage ratio levels, tested quarterly beginning June 30, 2011).  The interest rate paid in excess of LIBOR could be as high as 7.25% during the last quarter prior to maturity if the Company exceeds the senior leverage ratio levels on each test date.

The Amended and Restated Credit Agreement provides for maintenance of the following maximum fixed charge coverage ratio as of the last day of each fiscal quarter:

Effective Period	Ratio
November 24, 2010 to December 30, 2010	1.05 to 1.00
December 31, 2010 to June 30, 2012	1.07 to 1.00

The Amended and Restated Credit Agreement also provides for maintenance of the following maximum total leverage ratios (subject to certain adjustments if subordinated debt is issued or any portion of the $13.7 million revolver is used to fund a TV One capital call):

Effective Period	Ratio
November 24, 2010 to December 30, 2010	9.35 to 1.00
December 31, 2010 to December 30, 2011	9.00 to 1.00
December 31, 2011 and thereafter	9.25 to 1.00

The Amended and Restated Credit Agreement also provides for maintenance of the following maximum senior leverage ratios (subject to certain adjustments if any portion of the $13.7 million revolver is used to fund a TV One capital call):

Beginning	No greater than
November 24, 2010 to December 30, 2010	5.25 to 1.00
December 31, 2010 to March 30, 2011	5.00 to 1.00
March 31, 2011 to September 29, 2011	4.75 to 1.00
September 30, 2011 to December 30, 2011	4.50 to 1.00
December 31, 2011 and thereafter	4.75 to 1.00

The Amended and Restated Credit Agreement provides for maintenance of average weekly availability at any time during any period set forth below:

Beginning	Average weekly availability no less than
November 24, 2010 through and including June 30, 2011	$10,000,000
July 1, 2011 and thereafter	$15,000,000

Since November 24, 2010, and as of December 31, 2010, the Company has been in compliance with all of its financial covenants under the Amended and Restated Credit Agreement.

As of December 31, 2010, approximate ratios calculated in accordance with the Amended and Restated Credit Agreement, are as follows:

	As of December 31, 2010		Covenant Limit		Cushion

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$78.8

Pro Forma Last Twelve Months Fixed Charges (In millions)	$65.0

Senior Debt (In millions)	$354.3
Total Debt (In millions)	$642.4

Senior Secured Leverage:
Senior Secured Debt / Covenant EBITDA	4.50	x	5.00	x	0.50	x

Total Leverage:
Total Debt / Covenant EBITDA	8.15	x	9.00	x	0.85	x

Fixed Charge Coverage:
Covenant EBITDA / Fixed Charges	1.21	x	1.07	x	0.14	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

On December 24, 2010, all remaining outstanding 2011 Notes were repurchased pursuant to the indenture governing the 2011 Notes.  We incurred approximately $4.5 million in borrowings under the Amended and Restated Credit Agreement in connection with such repurchase.

As a result of our repurchase and refinancing of the 2011 Notes, the expiration of the Amended and Restated Credit Agreement is June 30, 2012.

Our ability to meet our debt service obligations and reduce our total debt is subject to general economic conditions and to financial, business and other factors, including factors beyond our control.  In the next 12 months, our principal liquidity requirements will be for working capital, continued business development, strategic investment opportunities, our TV One capital commitment and for general corporate purposes, including capital expenditures. The Company continually projects its anticipated cash needs, which include, but are not limited to, its operating needs, capital requirements, any TV One capital funding commitment and principal and interest payments on its indebtedness. Management’s most recent revenue, operating income and cash flow projections considered the recent gradual improvement in both the economy and advertising environment, and the projections compare more favorably to prior periods during which the economic downturn persisted.

Management’s projections are dependent on the continuation of the recently improving economic and advertising environments, and any adverse fluctuations, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly or do not continue to rebound, or if other adverse factors outside the Company’s control arise, our operations could be negatively impacted. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include operating cost and capital expenditure reductions and deferrals, seeking its share of distributions from TV One and further de-leveraging actions, which may include repurchases of discounted senior subordinated notes and other debt repayments, subject to our available liquidity to make such repurchases. Further, TV One recently incurred substantial indebtedness in connection with the buyout of certain of its financial investor and management members and restrictions in effect in connection with such indebtedness could impact upon TV One’s ability to make distributions.

The Amended and Restated Credit Agreement continues to require the Company from time to time to protect itself from interest rate fluctuations using interest rate hedge agreements. As a result, the Company maintains a fixed rate swap agreement designed to mitigate its exposure to higher floating interest rates. The swap agreement requires that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three-month LIBOR. As of December 31, 2010, we had one swap agreement in place for a total notional amount of $25.0 million, and the period remaining on this swap agreement is 18 months.

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

The following table summarizes the interest rates in effect with respect to our debt as of December 31, 2010:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt (swap matures June 16, 2012)(1)	$25.0	11.42%
Senior bank term debt (at variable rates)(2)	$321.7	7.25%
Senior bank revolving debt (at variable rates)(2)	$7.0	7.25%
12 1/2%/15%Senior Subordinated Notes (fixed rate)	$286.8	15.00%
Note payable (fixed rate)	$1.0	7.00%
87/8% 6 3/8% Senior Subordinated Notes (fixed rate)	$0.7	6.38%

(1)
A total of $25.0 million is subject to a fixed rate swap agreement that became effective in June 2005. Under our fixed rate swap agreement, we pay a fixed rate plus a spread based on our leverage ratio, as defined in our Credit Agreement. That spread is currently set at 6.25% and is incorporated into the applicable interest rates set forth above.

(2)
Subject to variable Libor Rate plus a spread currently at 6.25% and incorporated into the applicable interest rate set forth above. This tranche is not covered by swap agreements described in footnote (1).

The indentures governing our Prior Notes and our 2016 Notes require that we comply with certain financial covenants limiting our ability to incur additional debt. Such terms also place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things. As of November 24, 2010 and in connection with the November 2010 Refinancing Transactions, we and the trustee under the indentures governing our Prior Notes entered into supplemental indentures which waived any and all existing defaults and events of default that had arisen or may have arisen that may be waived and eliminated substantially all of the covenants in each indenture other than the covenants to pay principal of and interest on the Prior Notes when due, and eliminated or modified the related events of default.  Our Amended and Restated Credit Agreement also requires compliance with financial tests based on financial position and results of operations, including a leverage ratio, an interest coverage ratio and a fixed charge coverage ratio, all of which could effectively limit our ability to borrow under the Amended and Restated Credit Agreement or to otherwise raise funds in the debt market.

Reach Media issued a $1.0 million promissory note payable in November 2009 to Radio Networks, a subsidiary of Citadel. The note was issued in connection with Reach Media entering into a new sales representation agreement with Radio Networks. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011.

The following table provides a comparison of our statements of cash flows for the years ended December 31, 2010 and 2009:

	2010	2009
	(In thousands)

Net cash flows provided by operating activities	$17,836	$45,443
Net cash flows used in investing activities	(4,664)	(4,871)
Net cash flows used in financing activities	(23,943)	(42,898)

Net cash flows provided by operating activities were approximately $17.8 million for the year ended December 31, 2010 compared to net cash flows provided by operating activities of approximately $45.4 million for the year ended December 31, 2009. Net cash flows provided by operating activities for the year ended December 31, 2010 decreased from the prior year due primarily to changes in operating assets and liabilities, consisting of a decrease in cash flows from the change in accounts receivable and accrued interest.

Net cash flows used in investing activities were approximately $4.7 million for the year ended December 31, 2010 compared to net cash flows used in investing activities of approximately $4.9 million for the year ended December 31, 2009. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $4.3 million and $4.5 million for the years ended December 31, 2010 and 2009, respectively.

   Net cash flows used in financing activities were approximately $23.9 million and $42.9 million for the year ended December 31, 2010 and 2009, respectively. During the years ended December 31, 2010 and 2009, respectively, we borrowed approximately $342.0 million and $116.5 million from our credit facility and repaid approximately $339.3 million and $136.7 million in outstanding debt.  During the years ended December 31, 2010 and 2009, respectively, we repurchased our Senior Subordinated Notes due July 2011 and February 2013 for approximately $290.8 million and $1.2 million.  The Company also repurchased approximately $19.7 million of our Class A and Class D Common Stock for the year ended December 31, 2009.  Reach Media paid approximately $2.8 million in dividends to noncontrolling interest shareholders for the year ended December 31, 2010 and did not pay a dividend in 2009.

Credit Rating Agencies

On a continuing basis, credit rating agencies such as Moody’s and S&P evaluate our debt.  On November 24, 2010, S&P raised the Company’s long-term corporate credit rating to “CCC+” from “SD” with a positive rating outlook. In addition, S&P raised our issue-level rating on our senior secured debt to “B” from 'CCC+”.  S&P also rated the Company's new 12.5%/15% senior subordinated notes due 2016 “CCC-”, rated the remaining portion of the Company's existing 6 3/8% senior subordinated notes due 2013 “CCC-” and affirmed a “CCC-”issue-level rating on the remaining portion of the company's existing 8 7/8% senior subordinated notes.

S&P’s actions reflected our successful amendment of our senior secured credit facilities and an exchange offer for its subordinated debt. S&P noted, the transactions eliminated near-term refinancing risk of our senior secured debt, which was set to mature January 1, 2011, if we were unable to refinance its 8 7/8% senior subordinated notes prior to that date.  S&P further noted that following the amendment, we were able to cure the default on our 6 3/8% senior subordinated notes by paying its missed August 15, 2010 interest payment.

On December 8, 2010, Moody’s confirmed the Company’s Caa1 Corporate Family Rating (“CFR”), assigned a B1 rating to the Company’s credit facilities and assigned a Caa3 rating to the Company’s new 12.5%/15% senior subordinated notes due 2016. These actions reflected our successful amendment of our senior secured credit facilities and an exchange offer for its subordinated debt on November 24, 2010.

On September 20, 2010, Moody’s repositioned our probability of default rating to Caa2/LD from Caa2, following the expiration of the 30-day grace period under the 2013 Notes.  On August 18, 2010, Moody’s placed us on review for a possible downgrade on our corporate family rating and probability of default rating. The review was driven by our announcement that the lenders under our Senior Credit Facility blocked our August 16, 2010 interest payment on the 2013 Notes.  The lenders under our Senior Credit Facility had the ability to block the interest payment as we were in violation of the total leverage covenant under our Senior Credit Facility.  On June 17, 2010, Moody’s placed on review the Company and its debt for a possible upgrade.

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

On June 17, 2010, Moody’s placed on review the Company and its debt for a possible upgrade.  On August 18, 2010, Moody’s placed us on review for a possible downgrade on our corporate family rating and probability of default rating. The review was driven by our announcement that the lenders under our Senior Credit Facility blocked our August 16, 2010 interest payment on the 2013 Notes.  The lenders under our Senior Credit Facility had the ability to block the interest payment as we were in violation of the total leverage covenant under our Senior Credit Facility. On September 20, 2010, Moody’s repositioned our probability of default rating to Caa2/LD from Caa2, following the expiration of the 30-day grace period under the 2013 Notes.

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

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which addresses accounting and disclosure requirements related to subsequent events. It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued. In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to remove all requirements for SEC filers to disclose the date through which subsequent events are considered. The amendment became effective upon issuance. The Company has provided the required disclosures regarding subsequent events in Note 19 – Subsequent Events.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of December 31, 2010, we had approximately $678.7 million in broadcast licenses and $121.4 million in goodwill, which totaled $800.1 million, and represented approximately 80.1% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. For the years ended December 2010, 2009 and 2008, we recorded impairment charges against radio broadcasting licenses and goodwill of approximately $36.1 million, $65.6 million and $420.2 million, respectively. Significant impairment charges have been a recent trend experienced by media companies in general, and are not unique to us.

Effective January 1, 2002, in accordance with ASC 350, “Intangibles – Goodwill and Other,” we discontinued amortizing radio broadcasting licenses and goodwill and instead, began testing for impairment annually, or when events or changes in circumstances or other conditions suggest impairment may have occurred. Our annual impairment testing is performed as of October 1 of each year. Impairment exists when the carrying value of these assets exceeds its respective fair value. When the carrying value exceeds fair value, an impairment amount is charged to operations for the excess.

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

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. As of December 31, 2010, we had 19 reporting units, which were comprised of our 16 radio markets and three other business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach method. The approach generally involves a 10-year model with similar variables as described above, except that the discounted cash flows are generally based on the Company’s estimated and projected market share and operational performance for its owned radio markets or other business divisions. We also utilize a market-based approach to evaluate the reasonableness of our fair value estimates for our reporting units. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations.

In February, May and August of 2010, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Reach Media net revenues and cash flows declined for 2010 and full year internal projections were revised.  The revenues declined following the December 31, 2009 expiration of a sales representation agreement with Citadel Broadcasting Corporation (“Citadel”) whereby a minimum level of revenue was guaranteed over the term of the agreement.  Effective January 1, 2010, Reach Media’s newly established sales organization began selling its inventory on the Tom Joyner Morning Show and under a new commission-based sales representation agreement with Citadel, which sells certain inventory owned by Reach Media in connection with its 106 radio station affiliate agreements.  Management revised its internal projections for Reach Media by lowering the Year 1 revenue growth rate to 2.5% in August 2010, versus 16.5% previously assumed in our October 2009 annual assessment. Given the relative improvement in the credit markets since late 2009, the discount rate was lowered from 14.0% for the annual assessment to 13.5% for both the February and May 2010 assessments and again lowered to 13.0% for the August 2010 assessment.  As part of the year end impairment testing, the discount rate was increased to 13.5% and we reduced our operating cash flow projections and assumptions compared to the interim assessments based on declining revenue projections and actual results which did not meet budget.  The Company recorded an impairment charge of $16.1 million for the quarter ended December 31, 2010.

 Since our October 2009 annual assessment, we have not made any changes to the methodology for valuing broadcasting licenses and we have not made any changes to the methodology of valuing or allocating goodwill when determining the carrying values of the radio markets, Reach Media or Interactive One. We believe the license and goodwill valuation assumptions in our annual and year end impairment assessments reflect the current economic and credit environments.

As part of our annual testing, when arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed a reasonableness test by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2010 were reasonable.

Below are some of the key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual and interim impairment testing performed since August 2008.

	August 31,	October 1,	February 28,	August 31,	October 1,	October 1,
Radio Broadcasting Licenses	2008	2008	2009	2009 (a)	2009	2010
	(In millions)
Pre-tax impairment charge	$337.9	$51.2	$49.0	$–	$16.1	$19.9

Discount Rate	10.0%	10.5%	10.5%	–	10.5%	10.0%
Year 1 Market Revenue Growth or Decline Rate or Range	(2.0)%	(8.0)%	(13.1)% - (17.7)%	(22.3)%	1.0%	1.0% -3.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.5%	1.5% - 2.5%	–	1.0% - 2.5%	1.0% - 2.5%
Mature Market Share Range	5.8% - 27.0%	1.2% - 27.0%	1.2% - 27.0%	–	0.8% - 28.1%	0.8% - 28.3%
Operating Profit Margin Range	34.0% - 50.7%	20.0% - 50.7%	17.7% - 50.7%	–	18.5% - 50.7%	19.0% - 47.3%

	August 31,	October 1,	February 28,	August 31,	October 1,	October 1,
Goodwill (Radio Market Reporting Units)	2008	2008	2009	2009 (a)	2009 (b)	2010 (c)
	(In millions)
Pre-tax impairment charge	$–	$31.1	$–	$–	$0.6	$–

Discount Rate	10.0%	10.5%	10.5%	–	10.5%	10.0%
Year 1 Market Revenue Decline or Growth Rate or Range	(2.0)%	(8.0)%	(13.1)% - (17.7)%	(19.9)%	1.0%	1.5% -3.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.5%	1.5% - 2.5%	–	1.5% - 2.5%	1.5% - 2.5%
Mature Market Share Range	5.2% - 16.5%	1.1% - 23.0%	2.8% - 22.0%	–	7.0% - 16.5%	7.0% - 23.0%
Operating Profit Margin Range	31.0% - 58.5%	18.0% - 60.0%	15.0% - 61.5%	–	30.0% - 57.5%	27.5% - 58.0%

(a) (b) (c)
Reflects changes only to the key assumptions used in the February 2009 interim testing for a certain reporting unit.
Reflects some of the key assumptions for testing only those radio markets with remaining goodwill for October 2009, compared to all markets tested in October 2008 and February 2009.
Reflects some of the key assumptions for testing only those radio markets with remaining goodwill for October 2010

 Below are key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual October 2009 and 2010, interim February, May and August 2010 tests and the year end December 2010 impairment tests. When compared to the discount rate used for assessing radio market reporting units, the higher discount rate used in this assessment reflects a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of the May, February and August 2010 interim assessments, the Company concluded no impairment to the carrying value of Reach Media had occurred.  However, as a result of our year end assessment, the Company recorded an impairment charge of $16.1 million.

Reach Media Goodwill (Reporting Unit Within the Radio Broadcasting Segment)	October 1, 2009		February 28, 2010	May 31, 2010	August 31, 2010	December 31, 2010
	(In millions)
Pre-tax impairment charge	$–		$–	$–	$–	$16.1

Discount Rate	14.00%		13.50%	13.50%	13.00%	13.50%
2010 (Year 1) Revenue Growth Rate	16.5	% (a)	8.50%	2.50%	2.50%	2.50%
Long-term Revenue Growth Rate Range	2.5% - 3.0%		2.5% – 3.0%	2.5% – 2.9%	2.5% – 3.3%	(2.6)% - 4.4%
Operating Profit Margin Range	27.2% - 35.3%		22.7% - 31.4%	23.3% - 31.5%	25.5% - 31.2%	15.5% - 25.9%

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

CCI, an online social networking company, was acquired by the Company in April 2008 and is now included within the operations of the Interactive One reporting unit, which is part of the internet segment. With the weak economy and its negative impact on online advertising, the Company lowered its internal projections for the reporting unit, and performed its first interim impairment testing in August 2009. Below are some of the key assumptions used in the income approach model for determining the fair value as of August 2009, October 2009 and October 2010. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. As a result of the interim August and annual October 2009 testing, the Company concluded no impairment to the carrying value had occurred. We did not make any changes to the methodology for valuing or allocating goodwill when determining the carrying value.

	August 31,	October 1,	October 1,
Goodwill (Internet Segment)	2009	2009	2010
	(In millions)
Pre-tax impairment charges	$-	$-	$-

Discount Rate	17.0%	16.5%	15.0%
Year 1 Revenue Growth Rate	13.7%	13.7%	24.5%
Long-term Revenue Growth Rate (Year 10)	3.5%	3.5%	3.0%
Operating Profit Margin Range	8.8% - 42.9%	10.8% - 42.2%	(0.6)% - 32.7%

The above three goodwill tables reflect some of the key valuation assumptions used for 12 of our 19 reporting units. As a result of our year end testing, we recorded a goodwill impairment charge of $16.1 million for Reach Media.  The other seven remaining reporting units had no goodwill carrying value balances as of December 31, 2010.

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed a reasonableness test by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2010 were reasonable.

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

As of December 31, 2010, we had a total goodwill carrying value of approximately $121.4 million across 12 of our 19 reporting units. The below table indicates the long-term cash flow growth rates assumed in our impairment testing and the long-term cash flow growth/decline rates that would result in additional goodwill impairment. For three of the reporting units, given the significant excess of their fair value over carrying value, any future goodwill impairment is not likely. However, should our estimates and assumptions for assessing the fair values of the remaining reporting units with goodwill worsen to reflect the below or lower cash flow growth/decline rates, additional goodwill impairments may be warranted in the future.

Reporting Unit	Long-Term Cash Flow Growth Rate Used	Long-Term Cash Flow Growth/Decline Rate That Would Result in Impairment (a)
2	2.0%	Impairment not likely
16	2.5%	Impairment not likely
11	1.5%	Impairment not likely
5	1.5%	0.0%
12	2.0%	0.0%
19	2.5%	0.0%
7	1.5%	(0.4)%
6	1.5%	(1.5)%
1	2.0%	(2.7)%
10	2.5%	(6.3)%
13	2.0%	(7.2)%
18	3.0%	(24.0)%

(a)
The long-term cash flow growth/decline rate that would result in additional goodwill impairment applies only to further goodwill impairment and not to any future license impairment that would result from lowering the long-term cash flow growth rates used.

 Several of the licenses in our units of accounting have no or limited excess of fair values over their respective carrying values. Per the table below, as December 31, 2010, we appraised the radio broadcasting licenses at a fair value of approximately $872.1 million, which was in excess of the $678.7 million carrying value by $193.4 million, or 22.2%. The fair values of the licenses exceeded the carrying values of the licenses for 15 of the 16 units of accounting, and have a fair value cushion of 23.8%. The fair value equaled the carrying value for the remaining unit of accounting. Should our estimates, assumptions, or events or circumstances for any upcoming valuations worsen in the units with no or limited fair value cushion, additional license impairments may be needed in the future.

	Radio Broadcasting Licenses
	As of
	December 31, 2010	October 1, 2010	Excess
Unit of Accounting (a)	Carrying Values ("CV")	Fair Values ("FV")	FV vs. CV	% FV Over CV
	(In thousands)

Unit of Accounting 3	$1,289	$1,522	$233	15.3%
Unit of Accounting 6	26,242	28,102	1,860	6.6%
Unit of Accounting 7	19,265	21,722	2,457	11.3%
Unit of Accounting 8	66,716	74,943	8,227	11.0%
Unit of Accounting 10	179,541	196,311	16,770	8.5%
Unit of Accounting 11	21,135	26,121	4,986	19.1%
Unit of Accounting 13	52,557	56,643	4,086	7.2%
Unit of Accounting 2	3,086	70,047	66,961	95.6%
Unit of Accounting 4	9,482	10,526	1,044	9.9%
Unit of Accounting 5	18,657	18,923	266	1.4%
Unit of Accounting 14	20,434	22,656	2,222	9.8%
Unit of Accounting 15	20,886	24,502	3,616	14.8%
Unit of Accounting 9	34,270	37,232	2,962	8.0%
Unit of Accounting 1	93,394	112,823	19,429	17.2%
Unit of Accounting 16	52,965	111,263	58,298	52.4%
Subtotal - Units of Accounting where FV > CV	619,919	813,336	193,417	23.8%

One Unit of Accounting where FV = CV	58,778	58,778	-	0.0%

Total	$678,697	$872,114	$193,417	22.2%

(a)	The units of accounting are not disclosed on a specific market basis so as to not make publicly available sensitive information that could be competitively harmful to the Company.

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

	Hypothetical Increase in the Recorded Impairment Charge For the Year Ended December 31, 2010

	Broadcasting Licenses	Goodwill
	(In millions)

Pre-tax impairment charge recorded:
Radio Market Reporting Units	$19.9	$-
Radio Syndication Reporting Unit	-	16.1
Internet Reporting Unit	-	-
Total Impairment Recorded	$19.9	$16.1

Hypothetical Change for Radio Market Reporting Units:
A 100 basis point decrease in radio industry growth rates	$15.6	$1.0
A 100 basis point decrease in cash flow margin	$2.1	$0.6
A 100 basis point increase in the applicable discount rate	$35.3	$2.9
A 5% reduction in the fair value of broadcasting licenses and reporting units	$3.6	$1.0
A 10% reduction in the fair value of broadcasting licenses and reporting units	$13.7	$2.3

Hypothetical Change for Reach Media Reporting Unit:
A 100 basis point decrease in revenue growth rates	Not applicable	$3.6
A 100 basis point decrease in cash flow margin	Not applicable	$3.3
A 100 basis point increase in the applicable discount rate	Not applicable	$5.2
A 5% reduction in the fair value of the reporting unit	Not applicable	$3.3
A 10% reduction in the fair value of the reporting unit	Not applicable	$6.6

Hypothetical Change for Internet Reporting Unit:
A 100 basis point decrease in revenue growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Impairment of Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. The Company reviewed certain intangibles for impairment during 2010 and determined no impairment charges were necessary. The Company reviewed certain intangibles for impairment during 2009, mainly advertising related intangibles and favorable leases, and recorded impairment charges against one of the favorable leases for $297,000. Any changes in the valuation estimates and assumptions or changes in certain events or circumstances could result in changes to the estimated fair values of these intangible assets and may result in future write-downs to the carrying values. The Company recorded impairment charges against favorable leases and intellectual property in the amounts of $0, $297,000, and approximately $3.2 million for the years ended 2010, 2009 and 2008, respectively.

Allowance for Doubtful Accounts

We must make estimates of the uncollectability of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the past four years, our historical bad debt results have averaged approximately 5.1% of our outstanding trade receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required.

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

To address the exposures of unrecognized tax positions, in January 2007, we adopted the provisions from ASC 740 pertaining to the accounting for uncertainty in income taxes, which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of December 31, 2010, we had approximately $5.8 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

Our estimated effective tax rate for the year ended December 31, 2010 was (17.7)%. This includes a current year 19.6% unfavorable impact for the valuation allowance for certain deferred tax assets. The pre-tax book loss of $22.5 million included $26.1 million of permanent differences, which consistent primarily of a $16.4 million difference related to the impairment of intangibles, as well as a $7.2 million difference for executive compensation. Excluding the impact of the valuation allowance, the effect of a one percentage point increase in our estimated tax rate as of December 31, 2010 would result in an increase in additional income tax benefit of $225,000. The one percentage point increase in income tax benefit would result in a decrease in net loss of $225,000, and the net loss per share, both basic and diluted would decrease by less than $.01 for continuing operations versus total net loss available to common shareholders, and the net loss per share for discontinued operations would be unchanged for the year ended December 31, 2010.

Realizability of Deferred Tax Assets

At December 31, 2007, except for DTAs in its historically profitable jurisdictions, and DTAs that may be benefited by future reversing deferred tax liabilities ("DTLs"), the Company recorded a full valuation allowance for all other DTAs, mainly NOLs, as it was determined that more likely than not the DTAs would not be realized. The Company reached this determination based on its then cumulative loss position and the uncertainty of future taxable income. Consistent with that prior realizability assessment, the Company has recorded a full valuation allowance for additional NOLs generated from the tax deductible amortization of indefinite-lived assets, as well as DTAs created by impairment charges on certain indefinite-lived intangibles for the years ended December 31, 2008, 2009 and 2010.  As of December 31, 2010 all DTAs (other than DTAs associated with Reach Media) have a full valuation allowance except to the extent that they may be benefited by future reversing DTLs.

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

The Company reassessed the estimated fair value of the award as of December 31, 2010 at approximately $6.8 million and, accordingly, recorded compensation expense and a liability for that amount. The fair value of the award as of December 31, 2009 was approximately $4.7 million. The fair valuation incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interests as of December 31, 2010 and 2009 was $30.6 million and $52.2 million, respectively.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

Capital and Commercial Commitments

TV One Cable Network

Pursuant to a limited liability company agreement dated July 18, 2003 and amended on February 28, 2004, the Company and certain other investors formed TV One for the purpose of developing and distributing a new television programming service. At that time, we committed to make a cumulative cash investment in TV One of $74.0 million, of which $60.3 million had been funded as of April 30, 2007, and no additional funding investments have been made since then. Since December 31, 2006, the initial four year commitment period for funding the capital has been extended on a quarterly basis due in part to TV One’s lower than anticipated capital needs during the initial commitment period. Currently, the commitment period has been extended to April 1, 2011. We anticipate funding our remaining capital commitment amounts at or about that time.

Long-term debt

The total amount available under our existing Credit Agreement with a syndicate of banks is $389.4 million, consisting of a $38.8 million in revolving facility and a $350.6 million term loan facility. As of December 31, 2010, we had approximately $353.7 million in debt outstanding under the Credit Agreement which expires in June 2012. We also have outstanding $747,000 in 6 3/8% Senior Subordinated Notes due February 2013 and $286.8 million in 12 1/2%/15% Senior Subordinated Notes due April 2016. Reach Media issued a $1.0 million promissory note payable in November 2009 to a subsidiary of Citadel. The note was issued in connection with Reach Media reacquiring Citadel’s noncontrolling stock ownership in Reach Media as well as entering into a new sales representation agreement with Radio Networks. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011. See “Liquidity and Capital Resources.”

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

Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of December 31, 2010:

	Payments Due by Period
Contractual Obligations	2011	2012	2013	2014	2015	2016 and Beyond	Total
	(In thousands)
6 3/8% Senior Subordinated Notes(1)	$48	$48	$753	$—	$—	$—	$849
12 1/2%/15% Senior Subordinated Notes(1)	45,069	43,838	40,879	40,879	40,880	339,980	551,525
Credit facilities(2)	44,084	349,012	—	—	—	—	393,096
Note payable(3)	1,070	—	—	—	—	—	1,070
Other operating contracts/ agreements(4)	37,041	27,603	12,558	11,092	59	201	88,554
Operating lease obligations	8,485	6,334	4,866	3,966	2,803	10,780	37,234
TV One capital commitment (5)	13,700	—	—	—	—	—	13,700
Total	$149,497	$426,835	$59,056	$55,937	$43,742	$350,961	$1,086,028

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of December 31, 2010.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of December 31, 2010.

(3)
Represents a $1.0 million promissory note payable issued in November 2009 by Reach Media to Radio Networks, a subsidiary of Citadel. The note was issued in connection with Reach Media entering into a new sales representation agreement with Radio Networks. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011.

(4)
Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. The decline in other operating contracts and agreements in 2013 from 2012 is driven primarily by term dates for the professional services agreements and most of the employment contracts.

(5)	Represents anticipated funding of our remaining TV One capital commitment on April 1, 2011.

Reflected in the obligations above, as of December 31, 2010, we had a swap agreement in place for a total notional amount of $25.0 million. The period remaining on the swap agreement is 18 months. If we terminate our interest swap agreement before it expires, we will be required to pay early termination fees. Our credit exposure under these agreements is limited to the cost of replacing an agreement in the event of non-performance by our counter-party; however, we do not anticipate non-performance.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had three standby letters of credit totaling $610,000 in connection with our annual insurance policy renewals.  In addition we had a letter of credit of $500,000 for Reach Media in connection with an upcoming event.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of December 31, 2010, our exposure related to market risk had not changed materially since December 31, 2009.

Both the term loan facility and the revolving facility under our Amended and Restated Credit Agreement bear interest, at our option, at a rate equal to either the London Interbank Offered Rate (“LIBOR”), subject to a LIBOR floor of 1.0%, plus a spread that ranges from 6.25% to 7.25%, or the prime rate plus a spread of up to 6.25%, depending on our senior leverage ratio. We also pay a commitment fee of 0.50% per annum on the unused commitment of the revolving facility.  We are exposed to interest rate volatility with respect to this variable rate debt. If the borrowing rates under LIBOR were to increase one percentage point above the current rates at December 31, 2010, our interest expense on the revolving credit facility would increase approximately $1.1 million on an annual basis, including any interest expense associated with the use of derivative rate hedging instruments as described above.

Under the terms of our Credit Agreement, we entered into fixed rate swap agreements to mitigate our exposure to higher floating interest rates. These swap agreements required that we pay a fixed rate of interest on the notional amount to a bank and that the bank pays to us a variable rate equal to three month LIBOR. As of December 31, 2010, in accordance with our Amended and Restated Credit Agreement, we had one swap agreement in place for a total notional amount of $25.0 million, and the period remaining on this swap agreement is 18 months. The swap agreement is tied to the three-month LIBOR, which may fluctuate significantly on a daily basis. The valuation of each of these swap agreements is affected by the change in the three-month LIBOR and the remaining term of the agreement. Any increase in the three-month LIBOR results in a more favorable valuation, while a decrease in the three-month LIBOR results in a less favorable valuation.

We estimated the net fair value of this instrument as of December 31, 2010 to be a payable of approximately $1.4 million. The fair value of the interest rate swap agreement is an estimate of the net amount that we would have paid on December 31, 2010 if the agreements were transferred to other parties or cancelled by us. The fair value is estimated by obtaining quotations from the financial institutions which are parties to our swap agreement contracts.

The determination of the estimated fair value of our fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of our 12 1/2%/15% and 2013 Notes at December 31, 2010 were approximately $278.2 million and $672,000, respectively, and the carrying amounts were $286.8 million and $747,000, respectively.

The estimated fair values of our 2013 Notes and 2011 Notes at December 31, 2009 were approximately $142.0 million and $78.2 million, respectively, and the carrying amounts were $200.0 million and $101.5 million, respectively.

The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 2013 Notes from approximately $672,000 to $783,000 at December 31, 2010. The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 12 1/2%/15% Notes from approximately $278.2 million to $297.5 million at December 31, 2010.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Radio One required by this item are filed with this report on Pages  F-1 to F-50.

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

Management has established new procedures for certain material agreements that may impact upon the Company’s financial statements.  These new procedures include wider distribution of material agreements to members of our finance department for review and approval as it pertains to accounting considerations.  We believe this new wider distribution has effectively remediated the past material weakness in our internal control over financial reporting related to the proper measurement and classification of any noncontrolling interests held by the Company.

(b) Management’s report on internal control over financial reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting. Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. Internal control over financial reporting is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Internal control over financial reporting also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.

The framework used in carrying our evaluation was the Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In evaluating our information technology controls, we also used the framework contained in the Control Objectives for Information and related Technology (COBIT®), which was developed by the Information Systems Audit and Control Association’s (ISACA) IT Governance Institute, as a complement to the COSO internal control framework. This Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. However, based on our evaluation under these frameworks, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2010.

(c) Changes in internal control over financial reporting

During the year ended December 31, 2010, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. During the year, the Company corrected an error related to the proper measurement and classification of a noncontrolling interest in Reach Media, Inc. as presented on the consolidated balance sheets and on the consolidated statements of changes in stockholders’ equity.  We have concluded that our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers required by this Item 10 is incorporated into this report by reference to the information set forth under the caption “Nominees for Class A Directors,” “Nominees for Other Directors,” “Code of Conduct,” and “Executive Officers” in our proxy statement for the 2011 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

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

(a)(1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

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
3.1
Amended and Restated Certificate of Incorporation of Radio One, Inc., dated as of May 4, 2000, as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).

3.1.1
Certificate of Amendment, dated as of September 21, 2000, of the Amended and Restated Certificate of Incorporation of Radio One, Inc., dated as of May 4, 2000, as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000).

3.2	Amended and Restated By-laws of Radio One, Inc. amended as of August 7, 2009 (incorporated by reference to Radio One’s Current Report on Form 8-K filed August 21, 2009).
3.3	Restated Articles of Incorporation of Bell Broadcasting Company (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.4	Restated Bylaws of Bell Broadcasting Company (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.5	Articles of Organization of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.6	Operating Agreement of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.7	Articles of Organization of Blue Chip Broadcasting, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.8	Amended and Restated Operating Agreement of Blue Chip Broadcasting, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.9	Certificate of Formation of Charlotte Broadcasting, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.10	Limited Liability Company Agreement of Charlotte Broadcasting, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.11	Articles of Incorporation of Community Connect Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.12	Bylaws of Community Connect Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.13	Certificate of Formation of Community Connect, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.14	Limited Liability Company Agreement of Community Connect, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.15	Certificate of Formation of Distribution One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.16	Limited Liability Company Agreement of Distribution One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.17	Certificate of Incorporation of Hawes-Saunders Broadcast Properties, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.18	Amended and Restated Bylaws of Hawes-Saunders Broadcast Properties, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.19	Articles of Incorporation of Interactive One, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.20	Bylaws of Interactive One, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.21	Certificate of Formation of Interactive One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.22	Limited Liability Company Agreement of Interactive One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.23	Certificate of Incorporation of New Mableton Broadcasting Corporation (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.24	Bylaws of New Mableton Broadcasting Corporation (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.25	Articles of Radio One Cable Holdings, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.26	Bylaws of Radio One Cable Holdings, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.27	Certificate of Formation of Radio One Distribution Holdings, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.28	Limited Liability Company Agreement of Radio One Distribution Holdings, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.29	Certificate of Formation of Radio One Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.30	Limited Liability Company Agreement of Radio One Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.31	Certificate of Formation of Radio One Media Holdings, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.32	Limited Liability Company Agreement of Radio One Media Holdings, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.33	Certificate of Formation of Radio One of Atlanta, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.34	Limited Liability Company Agreement of Radio One of Atlanta, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.35	Certificate of Formation of Radio One of Boston Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.36	Limited Liability Company Agreement of Radio One of Boston Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.37	Certificate of Incorporation of Radio One of Boston, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.38	Bylaws of Radio One of Boston, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.39	Certificate of Formation of Radio One of Charlotte, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.40	Limited Liability Company Agreement of Radio One of Charlotte, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.41	Certificate of Formation of Radio One of Detroit, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.42	Limited Liability Company Agreement of Radio One of Detroit, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.43	Certificate of Limited Partnership of Radio One of Indiana, L.P. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.44	Limited Partnership Agreement of Radio One of Indiana, L.P. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.45	Certificate of Formation of Radio One of Indiana, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.46	Limited Liability Company Agreement of Radio One of Indiana, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.47	Certificate of Formation of Radio One of North Carolina, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.48	Limited Liability Company Agreement of Radio One of North Carolina, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.49	Certificate of Formation of Radio One of Texas II, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.50	Limited Liability Company Agreement of Radio One of Texas II, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.51	Certificate of Formation of ROA Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.52	Limited Liability Company Agreement of ROA Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.53	Certificate of Formation of Satellite One, L.L.C. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.54	Limited Liability Company Agreement of Satellite One, L.L.C. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
4.1
Indenture dated May 18, 2001 among Radio One, Inc., the Guarantors listed therein, and United States Trust Company of New York (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed July 17, 2001).

4.2
First Supplemental Indenture, dated August 10, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed October 4, 2001).

4.3
Second Supplemental Indenture dated as of December 31, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s registration statement on Form S-3, filed January 29, 2002).

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

4.7	Indenture dated February 10, 2005 between Radio One, Inc. and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Current Report on Form 8-K filed February 11, 2005).
4.8
Sixth Supplemental Indenture dated as of February 15, 2006 among Radio One, Inc., the Guaranteeing Subsidiary and the Existing Guarantors listed therein, and The Bank of New York, as successor trustee under the Indenture dated May 18, 2001, as amended (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).

4.9
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

4.12
Second Supplemental Indenture dated as of December 22, 2006 among Radio One, Inc., Magazine One, Inc., the other Guarantors listed therein, and The Bank of New York, as trustee under the Indenture dated February 10, 2005 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2006).

4.13
Third Supplemental Indenture, dated as of March 30, 2010 by and among Radio One, Inc., each of the subsidiaries of Radio One listed on Exhibit A attached thereto, Interactive One, Inc., Interactive One, LLC, Community Connect, LLC, Community Connect Inc., Distribution One, LLC and Radio One Distribution Holdings, LLC, and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee under the Indenture dated February 10, 2005 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2009).

4.14
Eighth Supplemental Indenture, dated as of March 30, 2010, by and among Radio One, Inc., each of the subsidiaries of Radio One listed on Exhibit A attached thereto Interactive One, Inc., Interactive One, LLC, Community Connect, LLC, Community Connect Inc., Distribution One, LLC and Radio One Distribution Holdings, LLC, and The Bank of New York Mellon, as successor to United States Trust Company of New York, as trustee under the Indenture dated as of May 18, 2001 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2009).

4.15
Indenture, dated as of November 24, 2010, among Radio One, Inc., the guarantors signatory thereto and Wilmington Trust Company, as trustee, relating to the 12.5%/15.0% Senior Subordinated Notes due 2016 (incorporated by reference to Radio One’s Current Report on Form 8-K filed on December 1, 2010).

4.16
Ninth Supplemental Indenture, dated as of November 24, 2010, among Radio One, Inc., the guarantors listed therein, and Wilmington Trust Company, as successor trustee to The Bank of New York Mellon Trust Company, N.A., as trustee under the Indenture dated May 18, 2001, as amended (incorporated by reference to Radio One’s Current Report on Form 8-K filed on December 1, 2010).

4.17
Fourth Supplemental Indenture, dated as of November 24, 2010, among Radio One, Inc., the guarantors listed therein, and Wilmington Trust Company, as successor trustee to The Bank of New York Mellon Trust Company, N.A., as trustee under the Indenture dated February 10, 2005. (incorporated by reference to Radio One’s Current Report on Form 8-K filed on December 1, 2010).

4.18
Exchange and Registration Rights Agreement, dated as of November 24, 2010, among Radio One, Inc., the guarantors signatory thereto and certain holders of its debt securities (incorporated by reference to Radio One’s Current Report on Form 8-K filed on December 1, 2010).

4.19	Supplemental Indenture, dated as of March 11, 2011, among Radio One, Inc., the Wilmington Trust Company, as trustee, relating to the 12.5%/15.0% Senior Subordinated Notes due 2016.*
4.20
Indenture, dated as of February 25, 2011, by and among TV One, LLC, TV One Capital Corp., U.S. Bank National Association, as trustee, and U.S. Bank National Association, as collateral trustee, relating to the 10% Senior Subordinated Notes due 2016.*

10.1
Certificate Of Designations, Rights and Preferences of the 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) of Radio One, Inc., as filed with the State of Delaware on July 13, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).

10.2
Amended and Restated Stockholders Agreement dated as of September 28, 2004 among Catherine L. Hughes and Alfred C. Liggins, III (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.5
Credit Agreement, dated June 13, 2005, by and among Radio One Inc., Wachovia Bank and the other lenders party thereto (incorporated by reference to Radio One’s Current Report on Form 8-K filed June 17, 2005).

10.6
Guarantee and Collateral Agreement, dated June 13, 2005, made by Radio One, Inc. and its Restricted Subsidiaries in favor of Wachovia Bank (incorporated by reference to Radio One’s Current Report on Form 8-K filed June 17, 2005).

10.7	Radio One, Inc. 2009 Stock Option and Restricted Stock Grant Plan (incorporated by reference to Radio One’s Definitive Proxy on Schedule 14A filed November 6, 2009).
10.8
First Amendment to Credit Agreement dated as of April 26, 2006, to Credit Agreement dated June 13, 2005, by and among Radio One, Inc., Wachovia Bank and the other lenders party thereto (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 28, 2006).

10.9
Waiver to Credit Agreement dated July 12, 2007, by and among Radio One, Inc., the several Lenders thereto, and Wachovia Bank National Association, as Administrative Agent (incorporated by reference to  Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).

10.10
Employment Agreement between Radio One, Inc. and Barry A. Mayo dated as of August 31, 2009 and effective as of August 5, 2009 (incorporated by reference to Radio One’s Current Report on Form 8-K filed September 2, 2009).

10.11
Second Amendment to Credit Agreement and Waiver dated as of September 14, 2007, by and among Radio One, Inc., the several Lenders thereto, and Wachovia Bank National Association, as Administrative Agent (incorporated by reference to Radio One’s Current Report on Form 8-K filed September 18, 2007).

10.12
Waiver and Consent to Credit Agreement dated May 14, 2007, by and among Radio One, Inc., the several Lenders thereto, and Wachovia Bank National Association, as Administrative Agent (incorporated by reference to Radio One’s Current Report on Form 8-K filed May 18, 2007).

10.13
Consent to Credit Agreement dated March 30, 2007, by and among Radio One, Inc., the several Lenders thereto, and Wachovia Bank National Association, as Administrative Agent (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 5, 2007).

10.14	Employment Agreement between Radio One, Inc. and Peter D. Thompson dated March 3, 2011 (incorporated by reference to Radio One’s Current Report on Form 8-K filed March 9, 2011).
10.16	Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008).
10.17	Employment Agreement between Radio One, Inc. and Catherine L. Hughes dated April 16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008).
10.18
Third Amendment to Credit Agreement and Waiver to Credit Agreement by and among Radio One, Inc., Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association), as Administrative Agent and the Lenders, dated as of March 30, 2010 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2009).

10.19
Agreement, dated June 16, 2010, by and among Radio One, Inc. and certain holders of its outstanding debt securities (incorporated by reference to Radio One’s Current Report on Form 8-K filed June 16, 2010).

10.20
Commitment Letter, exhibits and annexes thereto, dated as of June 16, 2010, by and among Radio One, Inc., Deutsche Bank Trust Company Americas and Deutsche Bank Securities Inc. (incorporated by reference to Radio One’s Current Report on Form 8-K filed June 16, 2010).

10.21
Forbearance Agreement, dated as of July 15, 2010, by and among the Radio One, Inc., Wells Fargo Bank, N.A. and certain of Radio One’s lenders (incorporated by reference to Radio One’s Current Report on Form 8-K filed July 16, 2010).

10.22
Amendment to Forbearance Agreement, by and among Radio One, Inc., Wells Fargo Bank, N.A. and certain of Radio One Inc.’s lenders (incorporated by reference to Radio One’s Current Report on Form 8-K filed August 17, 2010).

10.23
Support Agreement, dated November 5, 2010, by and among Radio One, Inc. and certain holders of its outstanding debt securities (incorporated by reference to Radio One’s Current Report on Form 8-K filed November 8, 2010).

10.24
Agreement, dated November 12, 2010, by and among the Company and certain holders of its outstanding debt securities (incorporated by reference to Radio One’s Current Report on Form 8-K filed November 18, 2010).

10.25
Amendment and Restatement Agreement, dated as of November 24, 2010, to the Credit Agreement, dated as of June 13, 2005, by and among Radio One, Inc. as Borrower, Wells Fargo Bank, N.A., successor-by-merger to Wachovia Bank, National Association, as Administrative Agent, the lenders referred to therein and the other parties from time to time party thereto (incorporated by reference to Radio One Inc.’s Current Report on Form 8-K filed on December 1, 2010).

21.1	Subsidiaries of Radio One, Inc.*
23.1	Consent of Ernst & Young LLP.*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed as part of this Annual Report

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 16, 2011.

Radio One, Inc.

By: /s/ Peter D. Thompson
Name: Peter D. Thompson
               Title: Executive Vice President, Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 16, 2011.

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

Name: Ronald E. Blaylock

Title: Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Radio One, Inc.:

We have audited the accompanying consolidated balance sheets of Radio One, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radio One, Inc. and subsidiaries at December 31, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland
March 16, 2011

 RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2010	2009

	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$9,192	$19,963
Trade accounts receivable, net of allowance for doubtful accounts of $3,023 and $2,651, respectively	58,511	47,019
Prepaid expenses	6,809	3,388
Other current assets	1,572	1,562
Current assets from discontinued operations	67	424
Total current assets	76,151	72,356
PROPERTY AND EQUIPMENT, net	33,460	40,585
GOODWILL	121,414	137,517
RADIO BROADCASTING LICENSES	678,697	698,645
OTHER INTANGIBLE ASSETS, net	40,036	35,059
INVESTMENT IN AFFILIATED COMPANY	47,470	48,452
OTHER ASSETS	1,981	2,854
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	3	74
Total assets	$999,212	$1,035,542

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$3,011	$4,160
Accrued interest	4,558	9,499
Accrued compensation and related benefits	10,720	10,249
Income taxes payable	1,671	1,533
Other current liabilities	11,725	7,236
Current portion of long-term debt	18,402	652,534
Current liabilities from discontinued operations	12	2,949
Total current liabilities	50,099	688,160
LONG-TERM DEBT, net of current portion	623,820	1,000
OTHER LONG-TERM LIABILITIES	10,931	10,185
DEFERRED TAX LIABILITIES	89,392	88,144
Total liabilities	774,242	787,489

REDEEMABLE NONCONTROLLING INTERESTS	30,635	52,225

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value; 1,000,000 shares authorized; no shares outstanding at December 31, 2010 and 2009, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,863,912 and 2,981,841 shares issued and outstanding at December 31, 2010 and 2009, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding at December 31, 2010 and 2009, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding at December 31, 2010 and 2009, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 45,541,082 and 42,280,153 shares issued and outstanding as of December 31, 2010 and 2009, respectively	45	42
Accumulated other comprehensive loss	(1,424)	(2,086)
Additional paid-in capital	994,750	968,275
Accumulated deficit	(799,045)	(770,412)
Total stockholders’ equity	194,335	195,828
Total liabilities, redeemable noncontrolling interests and stockholders’ equity	$999,212	$1,035,542

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2010	2009	2008

	(In thousands, except share data)

NET REVENUE	$279,906	$272,092	$313,443
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $0, $88 and $187, respectively	75,044	75,635	79,304
Selling, general and administrative, including stock-based compensation of $994, $321 and $513, respectively	103,324	91,016	103,108
Corporate selling, general and administrative, including stock-based compensation of $4,805, $1,240 and $1,077, respectively	32,922	24,732	36,356
Depreciation and amortization	17,439	21,011	19,022
Impairment of long-lived assets	36,063	65,937	423,220
Total operating expenses	264,792	278,331	661,010
Operating income (loss)	15,114	(6,239)	(347,567)
INTEREST INCOME	127	144	491
INTEREST EXPENSE	46,834	38,404	59,689
GAIN ON RETIREMENT OF DEBT	6,646	1,221	74,017
EQUITY IN INCOME (LOSS) OF AFFILIATED COMPANY	5,558	3,653	(3,652)
OTHER EXPENSE, net	3,061	104	316
Loss before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and loss from discontinued operations, net of tax	(22,450)	(39,729)	(336,716)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	3,971	7,014	(45,183)
Net loss from continuing operations	(26,421)	(46,743)	(291,533)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(204)	(1,815)	(7,414)
NET LOSS	(26,625)	(48,558)	(298,947)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,008	4,329	3,997
NET LOSS ATTRIBUTABLE TO RADIO ONE, INC.	$(28,633)	$(52,887)	$(302,944)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO RADIO ONE, INC.:
Continuing operations	$(0.55)*	$(0.86)	$(3.14)
Discontinued operations	(0.00)*	(0.03)	(0.08)
Net loss attributable to Radio One, Inc.	$(0.56)*	$(0.89)	$(3.22)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	51,509,239	59,465,252	94,118,699
Diluted	51,509,239	59,465,252	94,118,699

* Earnings per share amounts may not add due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
For The Years Ended December 31, 2008, 2009 and 2010

	Radio One, Inc. Stockholders
							Accumulated
	Convertible	Common	Common	Common	Common		Other	Stock	Additional		Total
	Preferred	Stock	Stock	Stock	Stock	Comprehensive	Comprehensive	Subscriptions	Paid-In	Accumulated	Stockholders'
	Stock	Class A	Class B	Class C	Class D	Loss	Income (Loss)	Receivable	Capital	Deficit	Equity

	In thousands, except share data

BALANCE, as of December 31, 2007	-	4	3	3	89		644	(1,717)	989,425	(414,581)	573,870
Comprehensive income:
Net loss	-	-	-	-	-	$(302,944)	-	-	-	(302,944)	(302,944)
Change in unrealized net loss on derivative and hedging activities, net of taxes	-	-	-	-	-	(3,625)	(3,625)	-	-	-	(3,625)
Comprehensive loss						$(306,569)
Repurchase of 421,661 shares of Class A common stock and 20,029,538 shares of Class D common stock	-	-	-	-	(20)		-	-	(12,084)	-	(12,104)
Conversion of 882,987 shares of Class A common stock to 882,987 shares of Class D common stock	-	(1)	-	-	1		-	-	-	-	-
Vesting of non-employee restricted stock	-	-	-	-	-		-	-	89	-	89
Interest income on stock subscriptions receivable	-	-	-	-	-		-	(20)	-	-	(20)
Repayment of officer’s loan	-	-	-	-	-		-	1,737	-	-	1,737
Stock-based compensation expense	-	-	-	-	-		-	-	1,643	-	1,643
Adjustment of redeemable noncontrolling interests to estimated redemption value									13,406	-	13,406
BALANCE, as of December 31, 2008	-	3	3	3	70		(2,981)	-	992,479	(717,525)	272,052
Comprehensive loss:
Net loss	-	-	-	-	-	$(52,887)	-	-	-	(52,887)	(52,887)
Change in unrealized gain on derivative and hedging activities, net of taxes	-	-	-	-	-	895	895	-	-	-	895
Comprehensive loss						$(51,992)
Repurchase of 34,889 shares of Class A common stock and 27,691,398 shares of Class D common stock	-	-	-	-	(28)		-	-	(19,670)	-	(19,698)
Vesting of non-employee restricted stock	-	-	-	-	-		-	-	554	-	554
Reach Media stock return from noncontrolling shareholder	-	-	-	-	-		-	-	(1,388)	-	(1,388)
Stock-based compensation expense	-	-	-	-	-		-	-	1,095	-	1,095
Accretion of redeemable noncontrolling interests to estimated redemption value									(4,795)	-	(4,795)
BALANCE, as of December 31, 2009	$-	$3	$3	$3	$42		$(2,086)	$-	$968,275	$(770,412)	$195,828
Comprehensive loss:
Net loss	-	-	-	-	-	$(28,633)	-	-	-	(28,633)	(28,633)
Change in unrealized gain on derivative and hedging activities, net of taxes	-	-	-	-	-	662	662	-	-	-	662
Comprehensive loss						$(27,971)
Stock-based compensation expense	-	-	-	-	3		-	-	5,796	-	5,799
Adjustment of redeemable noncontrolling interests to estimated redemption value									20,679	-	20,679
BALANCE, as of December 31, 2010	$-	$3	$3	$3	$45		$(1,424)	$-	$994,750	$(799,045)	$194,335

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2010	2009	2008

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(26,625)	(48,558)	(298,947)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	17,439	21,011	19,022
Amortization of debt financing costs	2,970	2,419	2,591
Write off of debt financing costs	3,055	—	—
Deferred income taxes	1,311	1,996	(49,687)
Impairment of long-lived assets	36,063	65,937	423,220
Equity in (income) loss of affiliated company	(5,558)	(3,653)	3,652
Stock-based and other non-cash compensation	5,799	1,649	1,732
Gain on retirement of debt	(6,646)	(1,221)	(74,017)
Amortization of contract inducement and termination fee	—	(1,263)	(1,895)
Change in interest due on stock subscriptions receivable	—	—	(20)
Effect of change in operating assets and liabilities, net of assets acquired and disposed of:
Trade accounts receivable	(11,491)	2,389	(1,800)
Prepaid expenses and other current assets	(3,431)	353	(571)
Other assets	7,123	4,829	(966)
Accounts payable	(1,150)	837	(266)
Accrued interest	(4,941)	(584)	(8,921)
Accrued compensation and related benefits	473	(148)	(5,439)
Income taxes payable	138	1,503	(4,433)
Other liabilities	3,397	(2,743)	4,899
Net cash flows (used in) provided by operating activities from discontinued operations	(90)	690	5,678
Net cash flows provided by operating activities	17,836	45,443	13,832
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,322)	(4,528)	(12,541)
Cash paid for acquisitions	—	—	(70,455)
Deposits for station equipment and purchases of other assets	—	—	(215)
Proceeds from sale of assets	—	—	150,224
Purchase of intangible assets	(342)	(343)	(816)
Net cash flows used in investing activities from discontinued operations	—	—	(166)
Net cash flows (used in) provided by investing activities	(4,664)	(4,871)	66,031
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	342,000	116,500	227,000
Proceeds from issuance of senior subordinated notes	286,794	—	—
Repayment of senior subordinated notes	(290,800)	(1,220)	(120,787)
Payment of dividend to noncontrolling interest shareholders of Reach Media	(2,844)	—	(6,364)
Repayment of credit facility	(339,343)	(136,670)	(170,299)
Repayment of other debt	—	(153)	(1,004)
Repayment of stock subscriptions receivable	—	—	1,737
Debt refinancing and modification costs	(19,750)	(1,658)	—
Repurchase of common stock	—	(19,697)	(12,104)
Net cash flows used in financing activities	(23,943)	(42,898)	(81,821)
DECREASE IN CASH AND CASH EQUIVALENTS	(10,771)	(2,326)	(1,958)
CASH AND CASH EQUIVALENTS, beginning of year	19,963	22,289	24,247
CASH AND CASH EQUIVALENTS, end of year	$9,192	$19,963	$22,289

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$48,805	$36,568	$68,611
Income taxes	$2,560	$3,639	$7,907

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010, 2009 and 2008

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  (a)  Organization

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own 53 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our operating strategy is to operate the premier multi-media entertainment and information content provider targeting African-American consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 37% ownership interest (as of December 31, 2010) in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 53.5% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment, which operates a number of branded sites, including News One, UrbanDaily and HelloBeautiful; and our ownership of Community Connect, LLC (formerly Community Connect Inc.) (“CCI”), an online social networking company, which operates a number of branded websites, including BlackPlanet, MiGente and Asian Avenue.  CCI is included within the operations of Interactive One. Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audience.

In December 2009, the Company ceased publication of our urban-themed lifestyle periodical Giant Magazine. The remaining assets and liabilities of this publication have been classified as discontinued operations as of December 31, 2010 and 2009, and the publication’s results of operations for the years ended December 31, 2010, 2009 and 2008, have been classified as discontinued operations in the accompanying consolidated financial statements.

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

  (c)  Principles of Consolidation

The consolidated financial statements include the accounts of Radio One and subsidiaries in which Radio One has a controlling interest. In February 2005, the Company acquired a controlling interest in Reach Media and began consolidating Reach Media for financial reporting purposes. All significant intercompany accounts and transactions have been eliminated in consolidation. Noncontrolling interests have been recognized where a controlling interest exists, but the Company owns less than 100% of the controlled entity. The equity method of accounting is used for investments in affiliates over which Radio One has significant influence (ownership between 20% and 50%), but does not control the affiliate. Investments in affiliates in which Radio One cannot exercise significant influence (ownership interest less than 20%) are accounted for using the cost method.

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

In connection with past acquisitions, a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. Goodwill consists of the excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired. In accordance with ASC 350, “Intangibles - Goodwill and Other,” goodwill and radio broadcasting licenses are not amortized, but are tested annually for impairment at the reporting unit level and unit of accounting level, respectively. We test for impairment annually, on October 1 of each year, or more frequently when events or changes in circumstances or other conditions suggest impairment may have occurred. Impairment exists when the asset carrying values exceed their respective fair values, and the excess is then recorded to operations as an impairment charge. With the assistance of a third-party valuation firm, we test for license impairment at the unit of accounting level using the income approach, which involves, but is not limited to, judgmental estimates and assumptions about projected revenue growth, future operating margins, discount rates and terminal values. In testing for goodwill impairment, we follow a two-step approach, also relying primarily on the income approach that first estimates the fair value of the reporting unit. If the carrying value of the reporting unit exceeds its fair value, we then determine the implied goodwill after allocating the reporting unit’s fair value of assets and liabilities in accordance with ASC 805-10, “Business Combinations.” Any excess of carrying value of the reporting unit’s goodwill balance over its respective implied goodwill is written off as a charge to operations. We then perform a market-based reasonableness test by comparing the average implied multiple arrived at based on our cash flow projections and estimated fair values to multiples for actual recently completed sale transactions and by comparing our estimated fair values to the market capitalization of the Company.

For the three years ended December 31, 2010, 2009 and 2008, the Company recorded broadcasting license and goodwill impairment charges of approximately $36.1 million, $65.6 million, $420.2 million, respectively. See Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets for a further discussion of impairment considerations for the financial statement periods presented.

  (g)  Impairment of Long-Lived Assets, Excluding Goodwill and Radio Broadcasting Licenses

The Company accounts for the impairment of long-lived intangible assets, excluding goodwill and radio broadcasting licenses, in accordance with ASC 360, “Property, Plant and Equipment.” Long-lived intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. During 2010, impairment indicators existed for Reach and Philadelphia, and as a result, we performed impairment testing for asset groups within these reporting units. The Company reviewed other intangibles during 2010 and concluded that no impairment to the carrying value of the other intangibles was appropriate. For the years ended December 31, 2009 and 2008, $297,000 and approximately $3.2 million were recorded, respectively, for impairment of intangible assets other than goodwill and FCC licenses.

  (h)  Financial Instruments

Financial instruments as of December 31, 2010 and 2009 consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, note payable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2010 and 2009, except for the Company’s outstanding senior subordinated notes. The 8 7/8% Senior Subordinated Notes due July 2011 had a carrying value of $101.5 million and a fair value of approximately $78.2 million as of December 31, 2009. The 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $672,000 as of December 31, 2010 and a carrying value of $200.0 million and a fair value of approximately $142.0 million as of December 31, 2009. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of $286.8 million and a fair value of approximately $278.2 million as of December 31, 2010. The fair values were determined based on the trading values of these instruments as of the reporting date.

(i)  Derivative Financial Instruments

The Company recognizes all derivatives at fair value in the balance sheet as either an asset or liability. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income. If a derivative does not qualify as a hedge, it is marked to fair value through the statement of operations. (See Note 8 – Derivative Instruments and Hedging Activities.)

  (j)  Revenue Recognition

The Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with ASC 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $32.0 million, $28.4 million and $34.6 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Interactive One currently generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services, including advertising aimed at diversity recruiting. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable. Interactive One has a diversity recruiting relationship with Monster, Inc. (“Monster”).  Monster posts job listings and advertising on Interactive One’s websites and Interactive One earns revenue for displaying the images on its websites.

  (k)  Barter Transactions

The Company provides broadcast advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The terms of these exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the years ended December 31, 2010, 2009 and 2008, barter transaction revenues were approximately $3.2 million, $3.2 million and $2.6 million, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of approximately $2.9 million, $3.0 million and $2.5 million, and $244,000, $166,000 and $166,000, for the years ended December 31, 2010, 2009 and 2008, respectively.

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

 (m)  Advertising and Promotions

The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses, including expenses related to discontinued operations, were approximately $5.2 million, $4.9 million and $6.4 million for the years ended December 31, 2010, 2009 and 2008, respectively.  Total advertising and promotional expenses for continuing operations, for the years ended December 31, 2010, 2009 and 2008, were approximately $5.2 million, $4.8 million and $6.2 million, respectively.

  (n)  Income Taxes

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” Under ASC 740, deferred tax assets or liabilities are computed based upon the difference between financial statement and income tax bases of assets and liabilities using the enacted marginal tax rate. The Company has provided a valuation allowance on its net deferred tax assets where it is more likely than not such assets will not be realized. The Company maintains certain deferred tax liabilities that cannot be used to offset deferred tax assets and, therefore, does not consider these attributes in evaluating the realizability of its deferred tax assets. This has occurred for all entities except for Reach Media. Deferred income tax expense or benefits are based upon the changes in the asset or liability from period to period.

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

The following table sets forth the components of comprehensive loss:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)

Consolidated net loss	$(26,625)	$(48,558)	$(298,947)
Other comprehensive income (loss) (net of tax of $0 for all periods):
Derivative and hedging activities	662	895	(3,625)
Comprehensive loss	(25,963)	(47,663)	(302,572)
Comprehensive income attributable to noncontrolling interests	2,008	4,329	3,997
Comprehensive loss attributable to Radio One, Inc.	$(27,971)	$(51,992)	$(306,569)

  (q)  Segment Reporting and Major Customers

In accordance with ASC 280, “Segment Reporting,” and given its diversification strategy, the Company has determined it has two reportable segments:  (i) Radio Broadcasting; and (ii) Internet. These two segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The Radio Broadcasting segment consists of all broadcast and Reach Media results of operations. The Internet segment includes the results of our online business. Intercompany revenue earned and expenses charged between segments are recorded at fair value and eliminated in consolidation.

We derived a significant portion of our net revenue during 2009 and in prior years from a single customer, Radio Networks, a media representation firm which is owned by Citadel.  During those years, Reach Media derived a substantial majority of its net revenue from a sales representation agreement (the “Sales Representation Agreement”) with Radio Networks.  The Sales Representation Agreement called for Radio Networks to act as Reach Media’s sales representative primarily for advertising airing on 106 affiliate radio stations broadcasting the Tom Joyner Morning Show, and to also serve as its sales representative for internet and events sales.  The Sales Representation Agreement provided for Radio Networks to retain a portion of Reach Media’s advertising revenues only after satisfying certain revenue guarantee obligations to Reach Media. Further, but to a lesser extent, in accordance with ASC 605, “Revenue Recognition,” revenue for Company owned radio stations is also generated from Radio Networks for barter agreements whereby the Company provides advertising time in exchange for programming content (the “RN Barter Revenue”).  As a result of our 53.5% ownership of Reach Media, we consolidate net revenue derived by Reach Media from the Sales Representation Agreement into our financial statements.  For the years ended December 31, 2009 and 2008, net revenue attributable to the Sales Representation Agreement and the RN Barter Revenue accounted for 11.9% and 10.6%, respectively, of our total consolidated net revenues.  No single customer accounted for over 10% of our consolidated net revenues during the year ended December 31, 2010.

A new Sales Representation Agreement was executed in November 2009 to replace the old agreement, whereby, effective January 1, 2010, Citadel will only sell advertising inventory outside the Tom Joyner Morning Show. As an inducement for Reach Media to enter into the new Sales Representation Agreement, Citadel returned its noncontrolling ownership interest in Reach Media back to Reach Media.  This ownership interest was part of the original agreement signed in 2003. As a result of classifying these shares as treasury stock, this transaction effectively increased Radio One’s common stock interest in Reach Media to 53.5%. In exchange for the returned ownership interest, Reach Media issued a $1.0 million promissory note payable to Radio Networks due in December 2011.

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

Businesses to be divested or operationally cease are classified in the consolidated financial statements as discontinued operations. For businesses classified as discontinued operations, the balance sheet amounts and statement of operations results are reclassified from their historical presentation to assets and liabilities of discontinued operations on the consolidated balance sheet and to discontinued operations in the consolidated statement of operations for all periods presented. The gains or losses associated with these divested or ceased businesses are recorded in income or loss from discontinued operations on the consolidated statement of operations. The consolidated statement of cash flows is also reclassified for discontinued operations for all periods presented. For businesses reclassified as discontinued, other than the collection of outstanding accounts receivable, management does not expect any continuing involvement with these businesses.

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

Level 2: Observable inputs other than those included in Level 1 (i.e., quoted prices for similar assets or liabilities in active markets or quoted prices for identical assets or liabilities in inactive markets).

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

  As of December 31, 2010 and 2009, the fair values of our financial liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of December 31, 2010
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$1,426	$—	$1,426	$—
Employment agreement award (b)	6,824	—	—	6,824
Total	$8,250	$—	$1,426	$6,824

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$30,635	$—	$—	$30,635

As of December 31, 2009
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$2,086	$—	$2,086	$—
Employment agreement award (b)	4,657	—	—	4,657
Total	$6,743	$—	$2,086	$4,657

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$52,225	$—	$—	$52,225

(a) Based on London Interbank Offered Rate (“LIBOR”).

(b) Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One and an assessment of the probability that the employment agreement will be renewed and contain this provision. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company or is terminated for cause. In calculating the fair valuation of the award, the Company utilized the value assessed for TV One in connection with the buyout of financial investors. (See Note 8 – Derivative Instruments and Hedging Activities and Note 19 – Subsequent Events. The Company is currently in negotiations with the Company’s CEO to renew the Employment Agreement that expires in April 2011.

(c) Redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in calculating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

      The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2009 and 2010:

	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2008	$4,326	$43,423
Losses included in earnings (unrealized)	331	—
Net income attributable to noncontrolling interests	—	4,329
Stock repurchase from noncontrolling shareholder	—	(322)
Change in fair value	—	4,795
Balance at December 31, 2009	$4,657	$52,225
Losses included in earnings (unrealized)	2,167	—
Net income attributable to noncontrolling interests	—	2,008
Dividends paid to noncontrolling interests		(2,844)
Change in fair value	—	(20,754)
Balance at December 31, 2010	$6,824	$30,635

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$(2,167)	$—

Losses included in earnings were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the year ended December 31, 2010.

Certain assets and liabilities are measured at fair value on a non-recurring basis using level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired.

As of December 31, 2010, the total recorded carrying values of goodwill and radio broadcasting licenses were approximately $121.4 million and $678.7 million, respectively. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” and in connection with its annual impairment testing performed in October 2010, the Company determined the carrying value for radio broadcasting licenses in one market was impaired, and recorded an impairment charge of approximately $19.9 million for the quarter ended December 31, 2010, thus reducing the total license carrying values to approximately $678.7 million as of December 31, 2010. In addition during the fourth quarter of 2010, the Company determined the carrying value for goodwill in Reach Media was impaired and recorded an impairment charge of approximately $16.1 million for the quarter ended December 31, 2010, thus reducing the total carrying value of goodwill to approximately $121.4 million as of December 31, 2010. A description of the Level 3 inputs and the information used to develop the inputs is discussed in Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

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

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which addresses accounting and disclosure requirements related to subsequent events. It requires management to evaluate subsequent events through the date the financial statements are either issued or available to be issued. In February 2010, the FASB issued ASU 2010-09, which amends ASC 855 to remove all requirements for SEC filers to disclose the date through which subsequent events are considered. The amendment became effective upon issuance. The Company has provided the required disclosures regarding subsequent events in Note 19 – Subsequent Events.

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

Effective January 1, 2009, the provisions under ASC 350, “Intangibles – Goodwill and Other,” related to the determination of the useful life of intangible assets and requiring additional disclosures related to renewing or extending the terms of recognized intangible assets, became effective for the Company. The adoption of these provisions did not have a material effect on the Company’s consolidated financial statements.

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

(x) Liquidity and Uncertainties Related to Going Concern

The Company continually projects its anticipated cash needs, which include, but are not limited to, its operating needs, capital requirements, the TV One funding commitment and principal and interest payments on its indebtedness.  Management’s most recent revenue, operating income and cash flow projections considered the recent gradual improvement in both the economy and advertising environment, and the projections compare more favorably to prior periods during which the economic downturn persisted.  As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through at least December 31, 2011 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through additional borrowing available under the amended senior secured credit facility. Based on these projections, management also believes it is probable that the Company will be in compliance with its debt covenants through at least December 31, 2011.

Management’s projections are highly dependent on the continuation of the recently improving economic and advertising environments, and any adverse fluctuations, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly or do not continue to rebound, or if other adverse factors outside the Company’s control arise, our operations could be negatively impacted, which could reduce, negate or even prevent the Company from maintaining compliance with its debt covenants. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions and deferrals, seeking its share of distributions from TV One.

During the fourth quarter 2010, the Company completed the Amended Exchange Offer relating to all its Senior Subordinated Notes due 2011 and 2013.  In addition, the amendment to our senior secured credit facility became effective which cured all prior defaults that were triggered in each of the second and third quarters under the terms of our credit facility.

Our senior credit facility matures on June 30, 2012.  Under United States Generally Accepted Accounting Principles ("U.S. GAAP"), debt coming due within one year must be classified as a current liability.  Therefore, unless we have refinanced our senior credit facility prior to July 1, 2011, we will be required to reclassify the senior credit facility as current indebtedness under U.S. GAAP beginning on June 30, 2011.  We are currently evaluating a number of alternatives with respect to the upcoming maturity of the senior credit facility and recently announced a possible refinancing transaction on March 7, 2011.  Our ability to consummate any such alternatives will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors, some of which may be beyond our control. Accordingly, there is no assurance that the Company will successfully enter into any definitive agreements for such alternatives.

2.  ACQUISITIONS:

In June 2008, the Company purchased the assets of WPRS-FM, a radio station located in the Washington, DC metropolitan area, for $38.0 million in cash.  Since April 2007 and until closing the station had been operated under a local marketing agreement (“LMA”), and the results of its operations had been included in the Company’s consolidated financial statements since the inception of the LMA.  The station was consolidated with the Company’s existing Washington, DC operations in April 2007. The Company’s final purchase price allocation consisted of approximately $33.9 million to radio broadcasting license, approximately $1.3 million to definitive-lived intangibles (acquired favorable income leases), $965,000 to goodwill and approximately $1.8 million to fixed assets on the Company’s consolidated balance sheet as of December 31, 2008.

In April 2008, the Company acquired CCI for $38.0 million in cash. CCI is an online social networking company operating branded websites including BlackPlanet, MiGente, and AsianAvenue. The Company’s purchase price allocation consisted of approximately $10.2 million to current assets, $4.6 million to fixed assets, $20.4 million to goodwill, $9.9 million to definitive-lived intangibles (brand names, advertiser relationships and lists, favorable subleases, trademarks, trade names, etc.), and $5.0 million to current liabilities on the Company’s consolidated balance sheet as of December 31, 2008.

In July 2007, the Company purchased the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area, for approximately $2.6 million financed by the seller. Since August 2001 and up until closing the station had been operated under a LMA, and the results of its operations had been included in the Company’s consolidated financial statements since the LMA. The station was consolidated with the Company’s existing Cincinnati operations in 2001. In accordance with ASC 350, “Intangibles -Goodwill and Other,” for the years ended 2010, 2009 and 2008, we recorded an impairment charge for  radio broadcasting licenses and goodwill, and intellectual property for all stations in the Cincinnati market by approximately $0, $3.3 million and $27.9 million, respectively. (See Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets and Note 12 — Related Party Transactions.)

3.  DISPOSITION OF ASSETS AND DISCONTINUED OPERATIONS:

In December 2009, the Company ceased publication of Giant Magazine. The remaining assets and liabilities of this publication have been classified as discontinued operations as of December 31, 2010 and 2009, and the publication’s results of operations for the years ended December 31, 2010, 2009 and 2008, have been classified as discontinued operations in the accompanying consolidated financial statements.

Between December 2006 and May 2008, the Company sold the assets of 20 radio stations in seven markets for approximately $287.9 million in cash. The remaining assets and liabilities of these stations have been classified as discontinued operations as of December 31, 2010 and 2009, and the stations’ results of operations for the years ended December 31, 2010, 2009 and 2008, have been classified as discontinued operations in the accompanying consolidated financial statements. For the period beginning December 1, 2006 and ending December 31, 2008, the Company used approximately $262.0 million of the proceeds from these asset sales to pay down debt.

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

The following table summarizes the operating results for Giant Magazine and all of the stations sold and classified as discontinued operations for all periods presented:

	For the Years Ended December 31,
	2010	2009	2008

	(In thousands)

Net revenue	$-	$1,766	$5,336
O Operating expenses	192	3,306	8,999
Depreciation and amortization	-	87	183
Impairment of intangible assets	-	-	5,077
Other income	-	-	145
Loss on investment	-	448	49
(Loss) Gain on sale of assets	(12)	260	1,497
Loss before income taxes	(204)	(1,815)	(7,330)
Provision for income taxes	-	-	84
Loss from discontinued operations, net of tax	$(204)	$(1,815)	$(7,414)

The assets and liabilities of Giant Magazine and the stations sold are classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	As of December 31,
	2010	2009

	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$67	$424
Total current assets	67	424
Property and equipment, net	3	14
Intangible assets, net	—	60
Total assets	$70	$498
Current liabilities:
Accounts payable	$—	$91
Accrued compensation and related benefits	—	70
Other current liabilities	12	2,788
Total current liabilities	12	2,949
Total liabilities	$12	$2,949

4.  PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the related estimated useful lives. Property and equipment consists of the following:

	As of December 31,		Estimated
	2010	2009	Useful Lives

	(In thousands)

Land and improvements	$3,765	$3,765	—
Buildings and improvements	1,566	1,535	31 years
Transmitters and towers	35,491	34,724	7-15 years
Equipment	44,044	45,628	3-7 years
Furniture and fixtures	7,023	7,383	7 years
Software and web development	12,216	11,597	3 years
Leasehold improvements	18,706	18,712	Lease Term
Construction-in-progress	307	1,398	—
	123,118	124,742
Less: Accumulated depreciation and amortization	(89,658)	(84,157)
Property and equipment, net	$33,460	$40,585

Depreciation and amortization expense for the years ended December 31, 2010, 2009 and 2008 was approximately $17.4 million, $21.0 million and $19.0 million, respectively.

Repairs and maintenance costs are expensed as incurred.

5.  GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

Impairment Testing

In the past, we have made acquisitions whereby a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. In accordance with ASC 350, “Intangibles - Goodwill and Other,” we do not amortize our radio broadcasting licenses and goodwill. Instead, we perform a test for impairment annually or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred. Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We perform our annual impairment test as of October 1 of each year. For the years ended December 31, 2010, 2009 and 2008, we recorded impairment charges against radio broadcasting licenses and goodwill of approximately $36.1 million, $65.6 million and $420.2 million, respectively.

2010 Interim Impairment Testing

Given the considerable reductions to our internal projections used in our 2009 annual impairment testing, there were no impairment indicators noted for the broadcasting licenses, other intangible assets and radio market goodwill (excluding Reach Media) and Interactive One goodwill during the year ended December 31, 2010 prior to our annual impairment assessment. Given the December 31, 2009 expiration of the Sales Representation Agreement with Citadel, net revenues continued to decline during 2010 and we deemed that this decline warranted interim impairment testing. We performed such testing as of February, May and August 2010 for Reach Media.  There were no impairment charges recorded as part of our interim impairment testing.

2010 Annual Impairment Testing

We completed our annual impairment assessment as of October 1, 2010.  As a result of our testing, we recorded impairment charges of approximately $19.9 million against radio broadcasting licenses in one of our radio markets. Our October 1, 2010 annual impairment testing indicated the carrying values for Interactive One were not impaired.

2010 Year End Impairment Testing

We completed an impairment assessment as of December 31, 2010 for Reach Media due to declining revenue and cash flow projections as well as actual results which did not meet budget.  As a result of our testing, we recorded an impairment charge of $16.1 million against Reach Media goodwill.

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to provide independent analysis when evaluating the fair value of our radio broadcasting licenses. Fair value is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Effective January 1, 2002, we began using the income approach to test for impairment of radio broadcasting licenses. A projection period of 10 years is used, as we believe that is the time horizon in which operators and investors generally expect to recover their investments. When evaluating our radio broadcasting licenses for impairment, the testing is done at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a clustering of radio stations into one of our 16 geographical markets.  Broadcasting license fair values are based on the estimated after-tax discounted future cash flows of the applicable unit of accounting assuming an initial hypothetical start-up operation which possesses FCC licenses as the only asset. Over time, it is assumed the operation acquires other tangible assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market. The income approach model incorporates several variables, including, but not limited to: (i) radio market revenue estimates and growth projections; (ii) estimated market share and revenue for the hypothetical participant; (iii) likely media competition within the market; (iv) estimated start-up costs and losses incurred in the early years; (v) estimated profit margins and cash flows based on market size and station type; (vi) anticipated capital expenditures; (vii) probable future terminal values; (viii) an effective tax rate assumption; and (ix) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures.

Our 2009 impairment testing was reflective of the economic downturn and tightened credit markets, in that it incorporated more conservative assumptions than previous tests. Given the improving economic conditions for the radio marketplace, our 2010 annual testing reflects a more positive outlook for the marketplace with Year 1 growth rates of 1.5% - 3.0% and long-term market growth rates that range from 1.0% to 2.5%. Our methodology for valuing broadcasting licenses has been consistent for all periods presented.

Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for all annual and interim impairments assessments performed since August 2008.

	August 31,	October 1,	February 28,	August 31,	October 1,	October 1,
Radio Broadcasting Licenses	2008	2008	2009	2009 (a)	2009	2010
	(In millions)
Pre-tax impairment charge	$337.9	$51.2	$49.0	$–	$16.1	$19.9

Discount Rate	10.0%	10.5%	10.5%	–	10.5%	10.0%
Year 1 Market Revenue Growth or Decline Rate or Range	(2.0)%	(8.0)%	(13.1)% - (17.7)%	(22.3)%	1.0%	1.0% -3.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.5%	1.5% - 2.5%	–	1.0% - 2.5%	1.0% - 2.5%
Mature Market Share Range	5.8% - 27.0%	1.2% - 27.0%	1.2% - 27.0%	–	0.8% - 28.1%	0.8% - 28.3%
Operating Profit Margin Range	34.0% - 50.7%	20.0% - 50.7%	17.7% - 50.7%	–	18.5% - 50.7%	19.0% - 47.3%

(a)	Reflects changes only to the key assumptions used in the February 2009 interim testing for a certain reporting unit.

Broadcasting Licenses Valuation Results

The Company’s total broadcasting licenses carrying value decreased to approximately $678.7 million as of December 31, 2010, compared to approximately $698.6 million as of December 31, 2009. The decrease of approximately $19.9 million was for license impairment charges recorded in one of our 16 markets. The table below represents the changes to the carrying values of the Company’s radio broadcasting licenses for the year ended December 31, 2010 for each unit of accounting. As noted above, each unit of accounting is a clustering of radio stations into one geographical market. The units of accounting are not disclosed on a specific market basis so as to not make sensitive information publicly available that could be competitively harmful to the Company.

	Radio Broadcasting Licenses Carrying Balances
	As of		As of
Unit of Accounting	December 31, 2009	Impairment	December 31, 2010
	(In thousands )

Unit of Accounting 3	$1,289	$-	$1,289
Unit of Accounting 2	3,086	-	3,086
Unit of Accounting 4	9,482	-	9,482
Unit of Accounting 5	18,657	-	18,657
Unit of Accounting 7	19,265	-	19,265
Unit of Accounting 14	20,435	-	20,435
Unit of Accounting 15	20,886	-	20,886
Unit of Accounting 11	21,135	-	21,135
Unit of Accounting 9	34,270	-	34,270
Unit of Accounting 6	26,243	-	26,243
Unit of Accounting 16	52,965	-	52,965
Unit of Accounting 13	52,556	-	52,556
Unit of Accounting 8	66,715	-	66,715
Unit of Accounting 12	78,726	(19,948)	58,778
Unit of Accounting 1	93,394	-	93,394
Unit of Accounting 10	179,541	-	179,541
Total	$698,645	$(19,948)	$678,697

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 19 reporting units as of our October 2010 annual impairment assessments. For the purpose of valuing goodwill, the 19 reporting units consist of the 16 radio markets and three other business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations.

While our internal projections considered the recent revenue and cash flow declines experienced by the Company, those results may not be necessarily indicative of our future results. Given the recent gradual improvement in the economy, we have included modest improvement estimates and projections compared to our 2009 annual assessment.  We have decreased the discount rate from 10.5% to 10.0% in the current year.  In addition, since our assessment in October 2009, we have not made any changes to the methodology for valuing or allocating goodwill when determining the carrying values of the radio markets.

Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for all interim and annual impairment assessments performed since August 2008.

	August 31,	October 1,	February 28,	August 31,	October 1,	October 1,
Goodwill (Radio Market Reporting Units)	2008	2008	2009	2009 (a)	2009 (b)	2010 (c)
	(In millions)
Pre-tax impairment charge	$–	$31.1	$–	$–	$0.6	$–

Discount Rate	10.0%	10.5%	10.5%	–	10.5%	10.0%
Year 1 Market Revenue Decline or Growth Rate or Range	(2.0)%	(8.0)%	(13.1)% - (17.7)%	(19.9)%	1.0%	1.5% -3.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.5%	1.5% - 2.5%	–	1.5% - 2.5%	1.5% - 2.5%
Mature Market Share Range	5.2% - 16.5%	1.1% - 23.0%	2.8% - 22.0%	–	7.0% - 16.5%	7.0% - 23.0%
Operating Profit Margin Range	31.0% - 58.5%	18.0% - 60.0%	15.0% - 61.5%	–	30.0% - 57.5%	27.5% - 58.0%

(a) (b) (c)
Reflects changes only to the key assumptions used in the February 2009 interim testing for a certain reporting unit.
Reflects some of the key assumptions for testing only those radio markets with remaining goodwill for October 2009, compared to all markets tested in October 2008 and February 2009.
Reflects some of the key assumptions for testing only those radio markets with remaining goodwill for October 2010

The outcome of our annual testing in October 2009 was to eliminate the remaining goodwill of $628,000 in one of our radio market reporting units.  There were no impairment charges recorded in the radio market reporting units (excluding Reach Media as noted below) for the year ended December 31, 2010.

Due to the September 2009 amendment of Reach Media’s Sales Representation Agreement with Citadel, Reach began to sell advertising inventory within the Tom Joyner Morning Show through an internal salesforce.  This shift from a guaranteed revenue arrangement with Citadel resulted in reduced revenues and operating cash flow in 2010 compared to the original budget and interim forecasts.  As a result, we performed a number of interim impairment tests in 2010. Given the continued decline in revenues and cash flows during 2010, we reduced the revenue and operating cash flow projections for Reach at each interim impairment assessment and at our year end assessment. Since our annual assessment in October 2009, we have not made any changes to the methodology for valuing or allocating goodwill when determining the carrying value for Reach Media.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for all interim, annual and year end assessments since October 2008. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of October 2009 annual assessment and the February, May and August 2010 interim assessments, the Company concluded no impairment to the carrying value of Reach Media had occurred. During the fourth quarter, Reach Media’s operating performance continued to decline, but at a decreasing rate.  We believe this represented an impairment indicator and as a result, we performed a year end impairment assessment at December 31, 2010. We recorded an impairment charge of $16.1 million during the quarter ended December 31, 2010 in connection with this assessment.

Reach Media Goodwill (Reporting Unit Within the Radio Broadcasting Segment)	October 1, 2009		February 28, 2010	May 31, 2010	August 31, 2010	December 31, 2010
	(In millions)
Pre-tax impairment charge	$–		$–	$–	$–	$16.1

Discount Rate	14.00%		13.50%	13.50%	13.00%	13.50%
2010 (Year 1) Revenue Growth Rate	16.5	% (a)	8.50%	2.50%	2.50%	2.50%
Long-term Revenue Growth Rate Range	2.5% - 3.0%		2.5% – 3.0%	2.5% – 2.9%	2.5% – 3.3%	(2.6)% - 4.4%
Operating Profit Margin Range	27.2% - 35.3%		22.7% - 31.4%	23.3% - 31.5%	25.5% - 31.2%	15.5% - 25.9%

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

CCI, an online social networking company, was acquired by the Company in April 2008 and is now included within the operations of the Interactive One reporting unit, which is part of the internet segment. With the weak economy and its negative impact on online advertising, the Company lowered its internal projections for the reporting unit, and performed its first interim impairment testing in August 2009. Below are some of the key assumptions used in the income approach model for determining the fair value as of August 2009, as of October 1, 2009 and finally as of October 1, 2010. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. As a result of the testing performed, the Company concluded no impairment to the carrying value had occurred. We did not make any changes to the methodology for valuing or allocating goodwill when determining the carrying value.

	August 31,	October 1,	October 1,
Goodwill (Internet Segment)	2009	2009	2010
	(In millions)
Pre-tax impairment charges	$-	$-	$-

Discount Rate	17.0%	16.5%	15.0%
Year 1 Revenue Growth Rate	13.7%	13.7%	24.5%
Long-term Revenue Growth Rate (Year 10)	3.5%	3.5%	3.0%
Operating Profit Margin Range	8.8% - 42.9%	10.8% - 42.2%	(0.6)% - 32.7%

The above three goodwill tables reflect some of the key valuation assumptions used for 12 of our 19 reporting units. As a result of our testing in 2010, goodwill of $16.1 million was impaired in one of our reporting units.  There are seven remaining reporting units that had no goodwill carrying value balances as of December 31, 2010.

Goodwill Valuation Results

The table below presents the changes in the Company’s goodwill carrying values for its two reportable segments. The Company’s goodwill balance decreased from approximately $137.5 million at December 31, 2009 to $121.4 million at December 31, 2010. The decrease was due to the impairment of $16.1 million of remaining goodwill in one of our reporting units. As noted above, the 19 reporting units consist of the 16 radio markets plus three other business divisions. The actual reporting units are not disclosed so as to not make sensitive information publicly available that could potentially be competitively harmful to the Company.

	Goodwill Carrying Balances
	As of		As of
Reporting Unit	December 31, 2009	Decrease	December 31, 2010
		(In millions)

Radio Broadcasting Segment	$115.7	$(16.1)	$99.6
Internet Segment	21.8	-	21.8
Total	$137.5	$(16.1)	$121.4

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed a reasonableness test by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our estimated fair values to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessments in 2010 were reasonable.

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	As of December 31,		Period of
	2010	2009	Amortization
	(In thousands)

Trade names	$17,138	$16,965	2-5 Years
Talent agreement	19,549	19,549	10 Years
Debt financing and modification costs	19,374	17,527	Term of debt
Intellectual property	14,151	13,011	4-10 Years
Affiliate agreements	7,769	7,769	1-10 Years
Acquired income leases	1,282	1,282	3-9 Years
Non-compete agreements	1,260	1,260	1-3 Years
Advertiser agreements	6,613	6,613	2-7 Years
Favorable office and transmitter leases	3,358	3,358	2-60 Years
Brand names	2,539	2,539	2.5 Years
Other intangibles	1,258	1,260	1-5 Years
	94,291	91,133
Less: Accumulated amortization	(54,255)	(56,074)
Other intangible assets, net	$40,036	$35,059

Amortization expense of intangible assets for the years ended December 31, 2010, 2009 and 2008 was approximately $7.0 million, $8.4 million and $7.3 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the years ended December 31, 2010, 2009 and 2008 was approximately $3.0 million, $2.4 million and $2.6 million, respectively.

The following table presents the Company’s estimate of amortization expense for the years 2011 through 2015 for intangible assets, excluding deferred financing costs:

(In thousands)
2011	$5,550
2012	$5,278
2013	$4,727
2014	$4,125
2015	$247

Actual amortization expense may vary as a result of future acquisitions and dispositions.

6.  INVESTMENT IN AFFILIATED COMPANY:

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of April 30, 2007, with no additional funding investment made since then. Since December 31, 2006, the initial four year commitment period for funding the capital has been extended on a quarterly basis due in part to TV One’s lower than anticipated capital needs. Currently, the commitment period has been extended to April 1, 2011.  We anticipate funding our remaining capital commitment amount of approximately $13.7 million at or about that time.  In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One. As of December 31, 2010 and 2009, the Company owned approximately 37% of TV One on a fully-converted basis.

The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the years ended December 31, 2010, 2009 and 2008, the Company’s allocable share of TV One’s operating income or (losses) was approximately $5.6 million, $3.7 million and $(3.7) million, respectively.

At each of December 31, 2010 and 2009, the carrying value of the Company’s investment in TV One was approximately $47.5 million and $48.5 million, respectively, and is presented on the consolidated balance sheets as investment in affiliated company. At December 31, 2010, the Company’s maximum exposure to loss as a result of its involvement with TV One was determined to be approximately $61.2 million, which is the Company’s carrying value of its investment plus its future contractual funding commitment.

We entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, we provided TV One with administrative and operational support services and access to Radio One personalities. This agreement, originally scheduled to expire in January 2009, but was extended to January 2010 and has been further extended to January 2011. Under the advertising services agreement, we provided a specified amount of advertising to TV One. This agreement was also originally scheduled to expire in January 2009 and has been extended to January 2011. In consideration of providing these services, we have received equity in TV One, and receive an annual cash fee of $500,000 for providing services under the network services agreement. While each of these agreements has expired, we are currently evaluating the agreements given new and anticipated synergies.  The Company is currently negotiating the renewal of these agreements.

The Company is accounting for the services provided to TV One under the advertising and network services agreements in accordance with ASC 505-50-30, “Equity.”  As services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. For the advertising services agreement, the most reliable unit of measurement has been determined to be the value of underlying advertising time that is being provided to TV One. For the network services agreement, the most reliable unit of measurement has been determined to be the value of the equity received in TV One. The Company recognized $1.8 million, $2.3 million and $3.6 million in revenue relating to these two agreements for the years ended December 31, 2010, 2009 and 2008, respectively.

Summarized unaudited financial information for our significant equity investment is reported below (in thousands, amounts represent 100% of investee financial information):

Statement of Operations	Year Ended December 31, 2010
(In thousands)

Net revenue	$107,283
Costs and expenses	87,917
Earnings from continuing operations	19,366
Net income	$19,366

Balance Sheet	As of December 31, 2010
(In thousands)

Current assets	$50,619
Non-current assets	110,833
Current liabilities	8,663
Non-current liabilities	53,792
Equity	$98,997

7.  OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:	As of December 31,
	2010	2009
	(In thousands)

Deferred revenue	$6,389	$2,964
Deferred barter revenue	1,204	1,344
Deferred contract credits	237	237
Deferred rent	360	456
Accrued national representative fees	589	720
Accrued miscellaneous taxes	492	417
Other current liabilities	2,454	1,098
Other current liabilities	$11,725	$7,236

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

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheets are as follows:

	Liability Derivatives
	As of December 31, 2010		As of December 31, 2009
	(In thousands)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Current Liabilities	$-	Other Current Liabilities	$486
Interest rate swaps	Other Long-Term Liabilities	1,426	Other Long-Term Liabilities	1,600

Derivatives not designated as hedging instruments:
Employment agreement award	Other Long-Term Liabilities	6,824	Other Long-Term Liabilities	4,657
Total derivatives		$8,250		$6,743

The effect and the presentation of the Company’s derivative instruments on the consolidated statements of operations are as follows:

Derivatives in Cash Flow	Amount of Gain (Loss) in Other Comprehensive Income on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)				Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
HedgingRelationships	Amount			Location	Amount			Location	Amount
For the Years Ended December 31,
(In thousands)

	2010	2009	2008		2010	2009	2008		2010	2009	2008
Interest rate swaps	$662	$895	$(3,625)	Interest expense	$(1,510)	$(1,749)	$(601)	Interest expense	$-	$-	$-

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		For the Years Ended December 31,
		2010	2009	2008
		(In thousands)
Employment agreement award	Corporate selling, general and administrative expense	$(2,167)	$(331)	$(4,326)

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges is recorded in Accumulated Other Comprehensive Loss and is subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During 2010 and 2009, such derivatives were used to hedge the variable cash flows associated with existing floating rate debt commitments.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings. There was no hedging ineffectiveness during the years ended December 31, 2010, 2009 and 2008.

Amounts reported in Accumulated Other Comprehensive Loss related to derivatives are reclassified to interest expense as interest payments are made on the Company’s floating rate debt. During the next 12 months, the Company estimates that an additional amount of approximately $1.0 million will be reclassified as an increase to interest expense.

Under the swap agreement, the Company pays the fixed rate listed in the table above. The counterparties to the agreement pay the Company a floating interest rate based on the three month LIBOR, for which measurement and settlement is performed quarterly. The counterparty to the agreement is an international financial institution. The Company estimates the net fair value of the instrument as of December 31, 2010 to be a liability of approximately $1.4 million. The fair value of the interest rate swap agreement is estimated by obtaining a quotation from the financial institution, which is a party to the Company’s swap agreement and adjusted for credit risk.

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

As of December 31, 2010, the Company was party to an Employment Agreement executed in April 2008 with the CEO which calls for an award that has been accounted for as a derivative instrument without a hedging relationship in accordance with the guidance under ASC 815, “Derivatives and Hedging.” Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The primary inputs used by the Company to establish a value for this award include the enterprise valuation of TV One using a discounted cash flow model and the assessment of certain probability factors to evaluate the likelihood that the award will be paid. The Company reassessed the estimated fair value of the award at December 31, 2010 to be approximately $6.8 million, and accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement in April 2011, or earlier if the CEO voluntarily leaves the Company, or is terminated for cause. The Company is currently in negotiations with the Company’s CEO to renew the Employment Agreement that expires in April 2011.

9.  LONG-TERM DEBT:

Long-term debt consists of the following:

	As of December 31,
	2010	2009
	(In thousands)

Senior bank term debt	$346,681	$45,024
Senior bank revolving debt	7,000	306,000
8 7/8% Senior Subordinated Notes due July 2011	-	101,510
6 3/8% Senior Subordinated Notes due February 2013	747	200,000
12 1/2%/15% Senior Subordinated Notes due May 2016	286,794	-
Note payable	1,000	1,000
Total long-term debt	642,222	653,534
Less: current portion	18,402	652,534
Long-term debt, net of current portion	$623,820	$1,000

Credit Facilities

Post November 2010 Refinancing Transactions

On November 24, 2010, the Company entered into a Credit Agreement amendment with the existing syndicate of banks. The Credit Agreement amendment, which amends and restates the Credit agreement (as so amended and restated, the “Amended and Restated Credit Agreement”), among other things, replaced the existing amount of outstanding revolving loans with a $323.0 million term loan and provided for three tranches of revolving loans, including a $20.0 million revolver to be used for working capital, capital expenditures, investments, and other lawful corporate purposes, a $5.1 million revolver to be used solely to redeem and retire the 2011 Notes, and a $13.7 million revolver to be used solely to fund a capital call with respect to TV One.  See Note 19 - Subsequent Events.

The Amended and Restated Credit Agreement provides for maintenance of the following maximum fixed charge coverage ratio as of the last day of each fiscal quarter:

Effective Period	Ratio
November 24, 2010 to December 30, 2010	1.05 to 1.00
December 31, 2010 to June 30, 2012	1.07 to 1.00

The Amended and Restated Credit Agreement also provides for maintenance of the following maximum total leverage ratios (subject to certain adjustments if subordinated debt is issued or any portion of the $13.7 million revolver is used to fund a TV One capital call):

Effective Period	Ratio
November 24, 2010 to December 30, 2010	9.35 to 1.00
December 31, 2010 to December 30, 2011	9.00 to 1.00
December 31, 2011 and thereafter	9.25 to 1.00

The Amended and Restated Credit Agreement also provides for maintenance of the following maximum senior leverage ratios (subject to certain adjustments if any portion of the $13.7 million revolver is used to fund a TV One capital call):

Beginning	No greater than
November 24, 2010 to December 30, 2010	5.25 to 1.00
December 31, 2010 to March 30, 2011	5.00 to 1.00
March 31, 2011 to September 29, 2011	4.75 to 1.00
September 30, 2011 to December 30, 2011	4.50 to 1.00
December 31, 2011 and thereafter	4.75 to 1.00

The Amended and Restated Credit Agreement provides for maintenance of average weekly availability at any time during any period set forth below:

Beginning	Average weekly availability no less than
November 24, 2010 through and including June 30, 2011	$10,000,000
July 1, 2011 and thereafter	$15,000,000

Since November 24, 2010, and as of December 31, 2010, the Company has been in compliance with all of its financial covenants under the Amended and Restated Credit Agreement.

As of December 31, 2010, approximate ratios calculated in accordance with the Amended and Restated Credit Agreement, are as follows:

	As of December 31, 2010		Covenant Limit		Cushion

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$78.8

Pro Forma Last Twelve Months Fixed Charges (In millions)	$65.0

Senior Debt (In millions)	$354.3
Total Debt (In millions)	$642.4

Senior Secured Leverage:
Senior Secured Debt / Covenant EBITDA	4.50	x	5.00	x	0.50	x

Total Leverage:
Total Debt / Covenant EBITDA	8.15	x	9.00	x	0.85	x

Fixed Charge Coverage:
Covenant EBITDA / Fixed Charges	1.21	x	1.07	x	0.14	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

Total Senior bank term debt outstanding at December 31, 2010 was approximately $346.7 million which consisted of a new term loan of approximately $323.0 million in addition to $23.7 million outstanding on the existing term loan facility.

Under the terms of the Amended and Restated Credit Agreement, interest on both alternate base rate loans and LIBOR loans is payable monthly.  The LIBOR interest rate floor is 1.00% and the alternate base rate is equal to the greater of the prime rate, the Federal Funds Effective Rate plus 0.50% and the LIBOR Rate for a one-month period plus 1.00%.  Interest payable on (i) LIBOR loans will be at LIBOR plus 6.25% and (ii) alternate base rate loans will be at alternate base rate plus 5.25% (and, in each case, may be permanently increased if the Company exceeds certain senior leverage ratio levels, tested quarterly beginning June 30, 2011).  The interest rate paid in excess of LIBOR could be as high as 7.25% during the last quarter prior to maturity if the Company exceeds the senior leverage ratio levels on each test date. Commencing on September 30, 2011, quarterly installments of 0.25%, or $807,500, of the principal balance on the $323.0 million term loan are payable on the last day of each March, June, September and December.

Under the terms of the Amended and Restated Credit Agreement, quarterly installments of principal on the term loan facility were payable on the last day of each March, June, September and December commencing on September 30, 2007 in a percentage amount of the principal balance of the term loan facility outstanding on September 30, 2007, net of loan repayments, of 1.25% between September 30, 2007 and June 30, 2008, 5.0% between September 30, 2008 and June 30, 2009, and 6.25% between September 30, 2009 and June 30, 2012. Based on the (i) $174.4 million net principal balance of the term loan facility outstanding on September 30, 2008, (ii) a $70.0 million prepayment in March 2009, (iii) a $31.5 million prepayment in May 2009 and (iv) a $5.0 million prepayment in May 2010, quarterly payments of $4.0 million are payable between June 30, 2010 and June 30, 2012.

On December 24, 2010, all remaining outstanding 2011 Notes were repurchased pursuant to the indenture governing the 2011 Notes.  We incurred approximately $4.5 million in borrowings under the Amended and Restated Credit Agreement in connection with such repurchase.

As a result of our repurchase and refinancing of the 2011 Notes, the expiration of the Amended and Restated Credit Agreement is June 30, 2012.

As of December 31, 2010, the Company had approximately $16.9 million of borrowing capacity under its revolving credit facility. Taking into consideration the financial covenants under the Amended and Restated Credit Agreement, the entire amount of that borrowing capacity was available for borrowing.

As of December 31, 2010, the Company had outstanding approximately $353.7 million on its credit facility. During the year ended December 31, 2010 the Company borrowed approximately $24.0 million and repaid approximately $21.5 million.

Pre November 2010 Refinancing Transactions

In June 2005, the Company entered into the Credit Agreement with a syndicate of banks, and simultaneously borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. Prior to the November 2010 Refinancing Transaction, the Credit Agreement was to expire the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011)  (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement was $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities were and remain subject to compliance with certain provisions including, but not limited, to financial covenants. The Company could use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes.

During the quarter ended March 31, 2010, we noted that certain of our subsidiaries identified as guarantors in our financial statements did not have requisite guarantees filed with the trustee as required under the terms of the indentures governing the 6⅜% Senior Subordinated Notes due 2013 (the “2013 Notes”) and 2011 Notes (the “Non-Joinder of Certain Subsidiaries”).  The Non-Joinder of Certain Subsidiaries caused a non-monetary, technical default under the terms of the relevant indentures at December 31, 2009, causing a non-monetary, technical cross-default at December 31, 2009 under the terms of our Credit Agreement.  On March 30, 2010, we joined the relevant subsidiaries as guarantors under the relevant indentures (the “Joinder”).  Further, on March 30, 2010, we entered into a third amendment (the “Third Amendment”) to the Credit Agreement.  The Third Amendment provides for, among other things: (i) a $100.0 million revolver commitment reduction (from $500.0 million to $400.0 million) under the bank facilities; (ii) a 1.0% floor with respect to any loan bearing interest at a rate determined by reference to the adjusted LIBOR (iii) certain additional collateral requirements; (iv) certain limitations on the use of proceeds from the revolving loan commitments; (v) the addition of Interactive One, LLC as a guarantor of the loans under the Credit Agreement and under the notes governed by the Company’s 2011 Notes and 2013 Notes; (vi) the waiver of the technical cross-defaults that existed as of December 31, 2009 and through the date of the amendment arising due to the Non-Joinder of Certain Subsidiaries; and (vii) the payment of certain fees and expenses of the lenders in connection with their diligence work on the amendment.

The Credit Agreement, as of November 23, 2010 contained affirmative and negative covenants that the Company was required to comply with, including:

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

Based on its fiscal year end 2007 excess cash flow calculation, the Company made a principal prepayment of approximately $6.0 million in May 2008. For the years ended December 31, 2009 and 2008, no excess cash calculation was required and, therefore, no payment was required. However, in March 2009 and May 2009, based on the excess proceeds calculation (which included asset acquisition and disposition activity for the twelve month period ending May 31, 2008), the Company made prepayments of $70.0 million and $31.5 million, respectively, on the term loan facility.  These prepayments were funded with $70.0 million and $31.5 million in loan proceeds from the revolving facility in March 2009 and May 2009, respectively.

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

As of each of June 30, 2010, July 1, 2010 and September 30, 2010, we were not in compliance with the terms of our Existing Credit Facility.  More specifically, (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00 (ii) as of each of July 1, 2010 and September 30, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio and (iii) as of September 30, 2010, we failed to maintain a senior leverage ratio of 4.00 to 1.00.  On July 15, 2010, the Company and its subsidiaries entered into a forbearance agreement (the “Forbearance Agreement”) with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as administrative agent (the “Agent”), and financial institutions constituting the majority of outstanding loans and commitments (the “Required Lenders”) under our Existing Credit Facility, relating to the defaults and events of default existing as of June 30, 2010 and July 1, 2010.  On August 13, 2010, we entered into an amendment to the  Forbearance Agreement (the “Forbearance Agreement Amendment”) that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to the then anticipated default caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern as issued in connection with the restatement of our financial statements.  Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 2011 Notes and/or the 2013 Notes.

On August 5, 2010, the Agent delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes.  As a result, neither we nor any of our guaranteeing subsidiaries may make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010.  The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the 2013 Notes Indenture expired on September 15, 2010.  While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could declare the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, no such remedies were exercised as we continued to negotiate the terms of the amended exchange offer and a new support agreement with the members of the ad hoc group of holders of our 2011 Notes and 2013 Notes.  The event of default under the 2013 Notes Indenture also constituted an event of default under the Existing Credit Facility.  While the Forbearance Agreement Amendment expired by its terms on September 10, 2010, we and the Agent continued to negotiate the terms of a credit facility amendment and the Agent and the lenders did not exercise additional remedies under the Existing Credit Facility. The Amended and Restated Credit Agreement cured these issues.

Senior Subordinated Notes

Post November 2010 Refinancing Transactions

On November 24, 2010, we issued $286.8 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016 in a private placement and exchanged and then cancelled approximately $97.0 million of $101.5 million in aggregate principal amount outstanding of our 2011 Notes and approximately $199.3 million of $200.0 million in aggregate principal amount outstanding of our 2013 Notes (the 2013 Notes together with the 2011 Notes, the “Prior Notes”).  We entered into supplemental indentures in respect of each of the Prior Notes which waived any and all existing defaults and events of default that had arisen or may have arisen that may be waived and eliminated substantially all of the covenants in each indenture governing the Prior Notes, other than the covenants to pay principal and interest on the Prior Notes when due, and eliminated or modified the related events of default. Subsequently, all remaining outstanding 2011 Notes were repurchased pursuant to the indenture governing the 2011 Notes, effective as of December 24, 2010.

As of December 31, 2010, the Company had outstanding $747,000 of its 6 3/8% Senior Subordinated Notes due February 2013 and $286.8 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016. During the year ended December 31, 2010, pursuant to the debt exchange, the Company repurchased $101.5 million of the 8 7/8% Senior Subordinated Notes at par and $199.3 million of the 6 3/8% Senior Subordinated Notes at an average discount of 5.0%, and recorded a gain on the retirement of debt of approximately $6.6 million, net of the write-off of deferred financing costs of approximately $3.3 million. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of $286.8 million and a fair value of approximately $278.2 million as of December 31, 2010, and the 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $672,000 as of December 31, 2010. The fair values were determined based on the trading value of the instruments as of the reporting date.

Interest payments under the terms of the 6 3/8% Senior Subordinated Notes are due in February and August.  Based on the $747,000 principal balance of the 6 3/8% Senior Subordinated Notes outstanding on December 31, 2010, interest payments of $24,000 are payable each February and August through February 2013.

 Interest on the 12 1/2%/15% Senior Subordinated Notes will be payable in cash, or at our election, partially in cash and partially through the issuance of additional 12 1/2%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We may make a PIK Election only with respect to interest accruing up to but not including May 15, 2012, and with respect to interest accruing from and after May 15, 2012 such interest shall accrue at a rate of 12.5% per annum and shall be payable in cash.

Interest on the Exchange Notes will accrue from the date of original issuance or, if interest has already been paid, from the date it was most recently paid.  Interest will accrue for each quarterly period at a rate of 12.5% per annum if the interest for such quarterly period is paid fully in cash.  In the event of a PIK Election, including the PIK Election currently in effect, the interest paid in cash and the interest paid-in-kind by issuance of additional Exchange Notes (“PIK Notes”) will accrue for such quarterly period at 6.0% per annum and 9.0% per annum, respectively.

In the absence of an election for any interest period, interest on the Exchange Notes shall be payable according to the election for the previous interest period; provided that interest accruing from and after May 15, 2012 shall accrue at a rate of 12.5% per annum and shall be payable in cash. A PIK Election is currently in effect.

Pre November 2010 Refinancing Transactions

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

On August 5, 2010, the Agent under our Existing Credit Facility delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes. As a result, neither we nor any of our guaranteeing subsidiaries may make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010.  The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the 2013 Notes Indenture expired on September 15, 2010. While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could declare the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, no such remedies had been exercised as we continued to negotiate the terms of the amended exchange offer and a new support agreement with the members of the ad hoc group of holders of our 2011 and 2013 Notes. The event of default under the 2013 Notes Indenture also constituted an event of default under the Existing Credit Facility. As of November 24, 2010, any and all existing defaults and events of default that had arisen or may have arisen were cured.

As of each of June 30, 2010, July 1, 2010 and September 30, 2010, we were not in compliance with the terms of our Existing Credit Facility.  More specifically, (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00 (ii) as of each of July 1, 2010 and September 30, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio and (iii) as of September 30, 2010, we failed to maintain a senior leverage ratio of 4.00 to 1.00.  On July 15, 2010, the Company and its subsidiaries entered into the Forbearance Agreement with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as Agent, and the Required Lenders under our Existing Credit Facility, relating to the defaults and events of default existing as of June 30, 2010 and July 1, 2010.  On August 13, 2010, we entered into an amendment to the  Forbearance Agreement Amendment that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to the then anticipated default caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern as issued in connection with the restatement of our financial statements.  Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 2011 Notes and/or the 2013 Notes.

On August 5, 2010, the Agent under our Existing Credit Facility delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes.  As a result, neither we nor any of our guaranteeing subsidiaries may make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010.  The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the 2013 Notes Indenture expired on September 15, 2010.  While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could declare the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, as of the date of this filing, no such remedies had been exercised as we continued to negotiate the terms of the amended exchange offer and a new support agreement with the members of the ad hoc group of holders of our 2011 and 2013 Notes.  The event of default under the 2013 Notes Indenture also constituted an event of default under the Existing Credit Facility.  As of November 24, 2010, any and all existing defaults and events of default that had arisen or may have arisen were cured.

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

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 12.5/15.0% Senior Subordinated Notes, the 6 3/8% Senior Subordinated Notes and the Company’s obligations under the Amended and Restated Credit Agreement.

Note Payable

Reach Media issued a $1.0 million promissory note payable in November 2009 to Radio Networks, a subsidiary of Citadel. The note was issued in connection with Reach Media entering into a new sales representation agreement with Radio Networks. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011.

Future scheduled minimum principal payments of debt as of December 31, 2010 are as follows:

	Senior Subordinated Notes	Credit Facilities	Note Payable
	(In thousands)

2011	—	17,402	1,000
2012	—	336,279	—
2013	747	—	—
2014	—	—	—
2015	—	—	—
2016 and thereafter	286,794	—	—
Total Debt	$287,541	$353,681	$1,000

10.  INCOME TAXES:

The Company’s provision for income taxes from continuing operations was approximately $4.0 million for the year ended December 31, 2010, compared to a provision for income taxes of approximately $7.0 million for the year ended December 31, 2009, and compared to a benefit from income taxes of $45.2 million for 2008. A reconciliation of the statutory federal income taxes to the recorded benefit from and provision for income taxes from continuing operations is as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)

Statutory tax (@ 35% rate)	$(7,858)	$(13,905)	$(117,851)
Effect of state taxes, net of federal	(613)	(2,267)	(8,651)
Effect of state rate and tax law changes	101	255	—
Effect of equity adjustments including ASC 718	45	198	321
Internal Revenue Code (IRC) Section 162(m)	2,504	534	3,684
Interest disallowed under IRC Section 163(i)	765	—	—
Effect of permanent impairment of long-lived assets	5,735	—	10,429
Other permanent items	77	152	220
Valuation allowance	3,171	22,259	65,478
Other	44	(212)	1,187
Provision for (benefit from) income taxes	$3,971	$7,014	$(45,183)

The components of the benefit from and provision for income taxes from continuing operations are as follows:

	For the Years Ended December 31,
	2010	2009	2008

	(In thousands)
Federal:
Current	$2,199	$3,834	$4,186
Deferred	1,010	5,679	(42,805)
State:
Current	461	1,184	301
Deferred	301	(3,683)	(6,865)
Provision for (benefit from) income taxes	$3,971	$7,014	$(45,183)

For the year ended December 31, 2010, the tax provision consisted of $2.2 million for Reach Media, $2.7 million for the increase in the deferred tax liability (DTL) associated with certain indefinite-lived intangibles, $358,000 for state taxes and FIN 48 items, and a tax benefit of $1.3 million for Reach Media purchase price accounting amortization. For the year ended December 31, 2009, the tax provision consisted of approximately $4.5 million for Reach Media, $4.8 million for the increase in the DTL associated with certain indefinite-lived intangibles, and $94,000 for state taxes and FIN 48 items, which were offset by a $1.4 million tax benefit for true-up items and a $1.0 million benefit for Reach Media purchase price accounting amortization. The decrease of $3.0 million consisted primarily of a $2.3 million decrease for Reach Media due to a decline in book income. The tax benefit for December 31, 2008 of $45.2 million was due primarily to a tax benefit related to impairments of certain indefinite-lived intangibles. The Company continues to maintain a full valuation allowance for its net deferred tax assets (“DTAs”) other than DTAs for Reach Media.

The loss from discontinued operations for the year ended December 31, 2010 and the year ended December 31, 2009 did not result in any tax benefit due to the Company’s valuation allowance.  The provision for 2008 for discontinued operations related to the disposition of certain indefinite-lived intangibles from the sale of the Los Angeles and Miami stations. The components of the provision for income taxes from discontinued operations are as follows:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Federal:
Current	$—	$—	$—
Deferred	—	—	1,078
State:
Current	—	—	(1,077)
Deferred	—	—	83
Provision for income taxes	$—	$—	$84

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2010 and 2009 are as follows:

	As of December 31,
	2010	2009
	(In thousands)
Deferred tax assets:
Allowance for doubtful accounts	$1,180	$1,095
Accruals	1,455	2,447
Total current deferred tax assets before valuation allowance	2,635	3,542
Valuation allowance	(2,456)	(3,365)
Total current deferred tax assets, net	179	177
Intangible assets	21,252	49,753
Fixed Assets	299	—
Stock-based compensation	1,803	1,857
Other accruals	—	—
Net operating loss carryforwards	208,805	181,344
Other	2,336	2,354
Total noncurrent deferred tax assets before valuation allowance	234,495	235,308
Valuation allowance	(227,903)	(224,654)
Net noncurrent deferred tax assets	6,592	10,654
Total deferred tax assets	$6,771	$10,831

Deferred tax liabilities:
Prepaid expenses	(157)	(186)
Total current deferred tax liability	(157)	(186)
Intangible assets	(87,400)	(87,592)
Fixed Assets	—	(1,041)
Partnership interests	(7,956)	(9,496)
Other	(628)	(667)
Total noncurrent deferred tax liabilities	(95,984)	(98,796)
Total deferred tax liabilities	(96,141)	(98,982)
Net deferred tax liabilities	$(89,370)	$(88,151)

As of December 31, 2010, the Company had Federal, state, and city NOL carryforward amounts of approximately $523.3 million, $496.2 million, and $67.0 million respectively. The state and city NOLs are applied separately from the Federal NOL as the Company generally files separate state and city returns for each subsidiary. Additionally, the amount of the state NOLs can change whenever future state apportionment factors differ from current factors. The NOLs may be subject to limitation under Internal Revenue Code Section 382. The NOLs begin to expire as early as 2011, with the final expirations in 2030.

Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

The Company had unrecognized tax benefits of approximately $4.4 million related to state NOLs of approximately $56.6 million as of December 31, 2010.

The Company concluded it was more likely than not that the benefit from certain of its DTAs would not be realized. The Company considered its historically profitable jurisdictions, its sources of future taxable income and tax planning strategies in determining the amount of valuation allowance recorded. As part of that assessment, the Company also determined that it was not appropriate under generally accepted accounting principles to benefit its DTAs based on DTLs related to indefinite-lived intangibles that cannot be scheduled to reverse in the same period. Because the DTL in this case would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. As a result of the assessment, and given the current total three year cumulative loss position, the uncertainty of future taxable income and the feasibility of tax planning strategies, the Company recorded a valuation allowance of approximately $230.4 million, $228.0 million and $205.8 million as of December 31, 2010, 2009 and 2008, respectively.

As disclosed in Note 1 — Organization and Summary of Significant Accounting Policies, the Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” The nature of the uncertainties pertaining to our income taxes is primarily due to various state tax positions. As of December 31, 2010, we had unrecognized tax benefits of approximately $5.8 million, of which a net amount of approximately $3.8 million, if recognized, would impact the effective tax rate if there was no valuation allowance. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Accordingly, during the year ended December 31, 2010, we recorded interest related to unrecognized tax benefits of $60,000, and at December 31, 2010, we had recorded a liability for accrued interest of $265,000. The Company estimates the possible change to its unrecognized tax benefits prior to December 31, 2011 would be up to $14,000, due to closed statutes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
	(In thousands)

Balance as of January 1	$6,326	$4,953	$4,534
Additions (reductions) for tax position related to current year	(475)	82	134
Additions for tax positions related to prior years	-	1,525	457
Reductions for tax positions as a result of the lapse of applicable statutes of limitations	(29)	(234)	(172)
Balance as of December 31	$5,822	$6,326	$4,953

As of December 31, 2010, the Company was not under audit in any jurisdiction for Federal or state income tax purposes. However, the Company’s open tax years for Federal income tax examinations include the tax years ended December 31, 2008 through 2010. Additionally, prior years are open to the extent of the amount of the net operating loss from that year. For state and local purposes, the open years for tax examinations include the tax years ended December 31, 2006 through 2010.

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

 Stock Repurchase Program

In March 2008, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D Common Stock through December 31, 2009, in an amount of up to $150.0 million, the maximum amount allowable under the Credit Agreement.  The amount and timing of such repurchases was based on pricing, general economic and market conditions, and the restrictions contained in the agreements governing the Company’s credit facilities and subordinated debt and certain other factors. While $150.0 million is the maximum amount allowable under the Credit Agreement, in 2005, under a prior board authorization, the Company utilized approximately $78.0 million to repurchase common stock leaving capacity of $72.0 million under the Credit Agreement. During the year ended December 31, 2010, the Company did not repurchase any Class A Common Stock or Class D Common Stock. During the year ended December 31, 2009, the Company repurchased 34,889 shares of Class A Common Stock at an average price of $0.68 and 27.7 million shares of Class D Common Stock at an average price of $0.71. The Company did not have any capacity available to repurchase stock in 2010 since the authorization expired by its terms on December 31, 2009 and has not been renewed.

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

A new stock option and restricted stock plan (“the 2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The terms of the 2009 Stock Plan are substantially similar to the prior Plan. The Company has the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan. As of December 31, 2010, 5,050,570 shares of Class D Common Stock were available for grant under the 2009 Stock Plan.

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

The Company follows the provisions under ASC 718, “Compensation - Stock Compensation,” using the modified prospective method, which requires measurement of compensation cost for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. These stock-based awards do not participate in dividends until fully vested. The fair value of stock options is determined using the Black-Scholes (“BSM”) valuation model. Such fair value is recognized as an expense over the service period, net of estimated forfeitures, using the straight-line method. Estimating the number of stock awards that will ultimately vest requires judgment, and to the extent actual forfeitures differ substantially from our current estimates, amounts will be recorded as a cumulative adjustment in the period the estimated number of stock awards are revised. We consider many factors when estimating expected forfeitures, including the types of awards, employee classification and historical experience. Actual forfeitures may differ substantially from our current estimate.

The Company also uses the BSM valuation model to calculate the fair value of stock-based awards. The BSM incorporates various assumptions including volatility, expected life, and interest rates. For options granted, the Company uses the BSM option-pricing model and determines: (i) the term by using the simplified “plain-vanilla” method as allowed under SAB No. 110; (ii) a historical volatility over a period commensurate with the expected term, with the observation of the volatility on a daily basis; and (iii) a risk-free interest rate that was consistent with the expected term of the stock options and based on the U.S. Treasury yield curve in effect at the time of the grant.

The Company granted 39,430 stock options during the year ended December 31, 2010, did not grant stock options during the year ended December 31, 2009, and granted 1,913,650 stock options during the year ended December 31, 2008. The per share weighted-average fair value of options granted during the years ended December 31, 2010 and 2008 was $2.45 and $0.74, respectively.

These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Years Ended December 31,
	2010	2009	2008

Average risk-free interest rate	3.28%	—	3.37%
Expected dividend yield	0.00%	—	0.00%
Expected lives	6.25 years	—	6.5 years
Expected volatility	111.27%	—	49.7%

Transactions and other information relating to stock options for the years December 31, 2010, 2009 and 2008 are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	4,384,000	$14.05	—	—
Grants	1,913,000	$1.41
Exercised	—	$—
Forfeited/cancelled/expired	(750,000)	$14.32
Outstanding at December 31, 2008	5,547,000	$9.64	—	—
Grants	—	$—
Exercised	—	$—
Forfeited/cancelled/expired	(182,000)	$9.68
Outstanding at December 31, 2009	5,365,000	$9.64	—	—
Grants	39,000	$3.17
Exercised	—	$—
Forfeited/cancelled/expired	(405,000)	$11.57
Outstanding at December 31, 2010	4,999,000	$9.40	5.04	$—
Vested and expected to vest at December 31, 2010	4,875,000	$9.60	4.98	$—
Unvested at December 31, 2010	673,000	$1.74	7.47	$—
Exercisable at December 31, 2010	4,326,000	$10.60	4.66	$—

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the year ended December 31, 2010 and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on December 31, 2010. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during year ended December 31, 2010. The number of options that vested during the year ended December 31, 2010 was 699,406.

As of December 31, 2010, approximately $227,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 3.3 months. The stock option weighted-average fair value per share was $4.11 at December 31, 2010.

Transactions and other information relating to restricted stock grants for the years ended December 31, 2010, 2009 and 2008 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2007	232,000	$6.20
Grants	525,000	$1.41
Vested	(84,000)	$5.05
Forfeited/cancelled/expired	(45,000)	$7.33
Unvested at December 31, 2008	628,000	$2.14
Grants	—	$—
Vested	(235,000)	$2.48
Forfeited/cancelled/expired	—	$—
Unvested at December 31, 2009	393,000	$1.94
Grants	3,375,000	$3.09
Vested	(1,226,000)	$3.01
Forfeited/cancelled/expired	(232,000)	$3.23
Unvested at December 31, 2010	2,310,000	$2.92

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of December 31, 2010, $4.9 million of total unrecognized compensation cost related to restricted stock grants was expected to be recognized over the next 1.1 years.

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

In July 2007, the Company acquired the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area, from Blue Chip Communications, Inc. (“Blue Chip”) for approximately $2.6 million in seller financing. The financing was a 5.1% interest bearing loan payable monthly, which was fully paid in July 2008. In addition to the principal repayment, interest in the amount of $15,000 and $79,000 was paid for the years ended December 31, 2008 and 2007, respectively. Blue Chip was owned by L. Ross Love, a former member of the Company’s board of directors. The transaction was approved by a special committee of independent directors appointed by the board of directors. Additionally, the Company retained an independent valuation firm to provide a fair value appraisal of the station. Prior to the closing, and since August of 2001, the Company consolidated WDBZ-AM within its existing Cincinnati operations, and operated WDBZ-AM under a LMA for no annual fee, the results of which were incorporated in the Company’s financial statements.

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the years ended December 31, 2010, 2009 and 2008, Radio One paid $6,000, $38,000 and $151,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the years ended December 31, 2010, 2009 and 2008, the Company provided advertising to Music One in the amount of $0, $0 and $61,000, respectively. There were no cash, trade or no-charge orders placed by Music One in 2010 or 2009. As of December 31, 2010, Music One owed Radio One $124,000 for office space and administrative services provided.

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

13.  PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its board of directors. Effective January 1, 2006, the Company began matching employee contributions to the employee savings plan. As of January 1, 2008, the Company suspended the matching employer contribution indefinitely. For the years ended December 31, 2010, 2009 and 2008, no employer contributions were paid.

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

TV One Cable Network

Pursuant to a limited liability company agreement dated July 18, 2003, the Company and certain other investors formed TV One for the purpose of developing and distributing a new television programming service. At that time, we committed to make a cumulative cash investment in TV One of $74.0 million, of which $60.3 million had been funded as of April 30, 2007, with no additional funding investment made since then. Since December 31, 2006, the initial four year commitment period for funding the capital has been extended on a quarterly basis due in part to TV One’s lower than anticipated capital needs during the initial commitment period.  Currently, the commitment period has been extended to April 1, 2011.  We anticipate funding our remaining capital commitment amounts at or about that time.

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

The Company has entered into fixed fee and variable share agreements with music performance rights organizations that expire as late as 2015. During the years ended December 31, 2010, 2009 and 2008, the Company incurred expenses, including discontinued operations, of approximately $11.4 million, $12.6 million and $12.2 million, respectively, in connection with these agreements. For continuing operations, for the years ended December 31, 2010, 2009 and 2008, the Company incurred expenses of approximately $11.4 million, $12.6 million and $11.8 million, respectively, in connection with these agreements.

Leases and Other Operating Contracts and Agreements

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 20 years. The Company’s leases for broadcast facilities generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options, escalating payments over the life of the lease and rent concessions. Scheduled rent increases and rent concessions are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheets. The future rentals under non-cancelable leases as of December 31, 2010 are shown below.

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

	Operating Lease Payments	Other Operating Contracts and Agreements
	(In thousands)
Years ending December 31:
2011	$8,485	$37,041
2012	6,334	27,603
2013	4,866	12,558
2014	3,966	11,092
2015	2,803	59
2016 and thereafter	10,780	201
Total	$37,234	$88,554

Rent expense included in continuing operations for the years ended December 31, 2010, 2009 and 2008 was approximately $8.1 million, $8.8 million and $8.9 million, respectively. Rent expense, including discontinued operations, for the years ended December 31, 2010, 2009 and 2008 was approximately $8.1 million, $8.8 million and $9.0 million, respectively.

Reach Media Noncontrolling Interest Shareholders’ Put Rights

Beginning on February 28, 2012, the noncontrolling interest shareholders of Reach Media have an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares.   Beginning in 2012, this annual right can be exercised for a 30-day period beginning February 28 of each year. The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Radio One, at the discretion of Radio One. As a result, our ability to fund business operations, new acquisitions or new business initiatives could be limited.

Letters of Credit

As of December 31, 2010, we had three standby letters of credit totaling $610,000 in connection with our annual insurance policy renewals. In addition, we had a letter of credit of $500,000 for Reach Media in connection with an upcoming event.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

15.  CONTRACT TERMINATION:

 In connection with the September 2005 termination of the Company’s sales representation agreements with Interep National Radio Sales, Inc. (“Interep”), and its subsequent agreements with Katz Communications, Inc. (“Katz”) making Katz the Company’s sole national sales representative, Katz paid the Company $3.4 million as an inducement to enter into new agreements and paid Interep approximately $5.3 million to satisfy the Company’s termination obligations. In August 2009, the Company completed amortizing both over the four-year life of the subsequent Katz agreements as a reduction to selling, general, and administrative expense. For each of the years ended December 31, 2010, 2009 and 2008, selling, general and administrative expense was reduced by $0, approximately $1.3 million and $1.9 million, respectively.

16.  QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarters Ended
	March 31	June 30	September 30	December 31(a)

	(In thousands, except share data)
2010:
Net revenue	$59,018	$75,194	$74,491	$71,203
Operating income (loss)	3,809	13,798	17,293	(19,787)
Net (loss) income from continuing operations	(4,660)	2,638	2,173	(26,571)
Net income (loss) from discontinued operations	63	(144)	(125)	1
Consolidated net (loss) income attributable to common stockholders	(4,568)	2,048	1,038	(27,151)
BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(0.09)	$0.04	$0.02	$(0.52)
Net (loss) income from discontinued operations per share	(0.00)	(0.00)	(0.00)	0.00
Consolidated net (loss) income per share attributable to common stockholders	$(0.09)	$0.04	$0.02	$(0.52)
DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(0.09)	$0.04	$0.02	$(0.52)
Net (loss) income from discontinued operations per share	(0.00)	(0.00)	(0.00)	0.00
Consolidated net (loss) income per share attributable to common stockholders	$(0.09)	$0.04	$0.02	$(0.52)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	50,844,148	51,054,572	52,064,108	52,087,460
Weighted average shares outstanding — diluted	50,844,148	54,302,885	54,262,885	52,087,460

(a)	The net loss from continuing operations for the quarter ended December 31, 2010 includes approximately $36.1 million of pre-tax impairment of goodwill and broadcast licenses.

	Quarters Ended
	March 31(a)	June 30	September 30	December 31(a)

	(In thousands, except share data)
2009:
Net revenue	$60,310	$69,874	$74,652	$67,258
Operating (loss) income	(42,821)	18,823	22,352	(4,590)
Net (loss) income from continuing operations	(59,103)	7,627	14,315	(13,909)
Net loss from discontinued operations	(334)	(412)	(90)	(979)
Consolidated net (loss) income attributable to common stockholders	(59,437)	7,215	14,225	(14,888)
BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(0.84)	$0.13	$0.25	$(0.26)
Net loss from discontinued operations per share	(0.00)	(0.01)	(0.00)	(0.02)
Consolidated net (loss) income per share attributable to common stockholders	$(0.84)	$0.12	$0.25	$(0.28)
DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(0.84)	$0.13	$0.25	$(0.26)
Net loss from discontinued operations per share	(0.00)	(0.01)	(0.00)	(0.02)
Consolidated net (loss) income per share attributable to common stockholders	$(0.84)	$0.12	$0.25	$(0.28)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	70,719,332	59,421,562	56,242,964	52,735,892
Weighted average shares outstanding — diluted	70,719,332	60,034,168	56,684,369	52,735,892

(a)
The net loss from continuing operations for the quarters ended March 31, 2009 and December 31, 2009 includes approximately $49.0 million and $17.0 million of pre-tax impairment of long-lived assets, respectively. The quarter ended December 31, 2009 includes an approximate $21.9 million charge for recording a valuation allowance against deferred tax assets.

17.  SEGMENT INFORMATION:

The Company has two reportable segments: (i) Radio Broadcasting; and (ii) Internet. These two segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The Radio Broadcasting segment consists of all broadcast and Reach Media results of operations. The Internet segment includes the results of our online business, including the operations of Interactive One. Corporate/Eliminations/Other represents financial activity associated with our corporate staff and offices, intercompany activity between the two segments and activity associated with a small film venture.

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

Detailed segment data for the years ended December 31, 2010, 2009 and 2008 is presented in the following table:

	For the Years Ended December 31,
	2010	2009	2008
	(In thousands)
Net Revenue:
Radio Broadcasting	$271,273	$264,058	$304,976
Internet	16,027	14,044	12,325
Corporate/Eliminations/Other	(7,394)	(6,010)	(3,858)
Consolidated	$279,906	$272,092	$313,443

Operating Expenses (including stock-based compensation):
Radio Broadcasting	$170,917	$157,777	$175,706
Internet	22,737	23,046	19,002
Corporate/Eliminations/Other	17,636	10,560	24,060
Consolidated	$211,290	$191,383	$218,768

Depreciation and Amortization:
Radio Broadcasting	$11,383	$13,364	$13,483
Internet	4,942	6,408	4,159
Corporate/Eliminations/Other	1,114	1,239	1,380
Consolidated	$17,439	$21,011	$19,022

Impairment of Long-Lived Assets:
Radio Broadcasting	$36,063	$65,937	$423,220
Internet	-	-	-
Corporate/Eliminations/Other	-	-	-
Consolidated	$36,063	$65,937	$423,220

Operating income (loss):
Radio Broadcasting	$52,910	$26,980	$(307,433)
Internet	(11,652)	(15,410)	(10,836)
Corporate/Eliminations/Other	(26,144)	(17,809)	(29,298)
Consolidated	$15,114	$(6,239)	$(347,567)

	As of
	December 31, 2010	December 31, 2009
Total Assets:	(In thousands)

Radio Broadcasting	$894,160	$921,946
Internet/Publishing	33,698	37,784
Corporate/Eliminations/Other	71,354	75,812
Consolidated	$999,212	$1,035,542

18.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

The Company conducts a portion of its business through its subsidiaries. All of the Company’s Subsidiary Guarantors have fully and unconditionally guaranteed the Company’s 8 7/8% Senior Subordinated Notes due July 2011, the 6 3/8% Senior Subordinated Notes due February 2013, the 12 1/2%/15% Senior Subordinated Notes due May 2016, and the Company’s obligations under the Amended and Restated Credit Agreement.

Set forth below are consolidated balance sheets for the Company and the Subsidiary Guarantors as of December 31, 2010 and 2009, and related consolidated statements of operations and cash flow for each of the three years ended December 31, 2010. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of December 31, 2010

	Combined
	Guarantor	Radio One,
	Subsidiaries	Inc.	Eliminations	Consolidated
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,043	$8,149	$-	$9,192
Trade accounts receivable, net of allowance for doubtful accounts	30,511	28,000	-	58,511
Prepaid expenses and other current assets	1,331	7,050	-	8,381
Current assets from discontinued operations	(61)	128	-	67
Total current assets	32,824	43,327	-	76,151
PROPERTY AND EQUIPMENT, net	19,811	13,649	-	33,460
INTANGIBLE ASSETS, net	568,802	271,345	-	840,147
INVESTMENT IN SUBSIDIARIES	-	609,199	(609,199)	-
INVESTMENT IN AFFILIATED COMPANY	-	47,470	-	47,470
OTHER ASSETS	497	1,484	-	1,981
NON-CURRENT ASSESTS FROM DISCONTINUED OPERATIONS	3	-	-	3
Total assets	$621,937	$986,474	$(609,199)	$999,212

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$413	$2,598	$-	$3,011
Accrued interest	-	4,558	-	4,558
Accrued compensation and related benefits	2,331	8,389	-	10,720
Income taxes payable	-	1,671	-	1,671
Other current liabilities	8,404	3,321	-	11,725
Current portion of long-term debt	-	18,402	-	18,402
Current liabilities from discontinued operations	22	(10)	-	12
Total current liabilities	11,170	38,929	-	50,099
LONG-TERM DEBT, net of current portion	-	623,820	-	623,820
OTHER LONG-TERM LIABILITIES	1,568	9,363	-	10,931
DEFERRED TAX LIABILITIES	-	89,392	-	89,392
Total liabilities	12,738	761,504	-	774,242

REDEEMABLE NONCONTROLLING INTERESTS	-	30,635	-	30,635

STOCKHOLDERS’ EQUITY:
Common stock	-	54	-	54
Accumulated comprehensive income adjustments	-	(1,424)	-	(1,424)
Additional paid-in capital	237,515	994,750	(237,515)	994,750
Retained earnings (accumulated deficit)	371,684	(799,045)	(371,684)	(799,045)
Total stockholders’ equity	609,199	194,335	(609,199)	194,335
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$621,937	$986,474	$(609,199)	$999,212

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(In thousands)

NET REVENUE	$135,058	$144,848	$-	$279,906
OPERATING EXPENSES:
Programming and technical, including stock-based compensation	34,399	40,645	-	75,044
Selling, general and administrative, including stock-based compensation	58,963	44,361	-	103,324
Corporate selling, general and administrative, including stock-based compensation	-	32,922	-	32,922
Depreciation and amortization	9,879	7,560	-	17,439
Impairment of long-lived assets	-	36,063	-	36,063
Total operating expenses	103,241	161,551	-	264,792
Operating income (loss)	31,817	(16,703)	-	15,114
INTEREST INCOME	-	127	-	127
INTEREST EXPENSE	-	46,834	-	46,834
EQUITY IN INCOME OF AFFILIATED COMPANY	-	5,558	-	5,558
GAIN ON RETIREMENT OF DEBT	-	6,646	-	6,646
OTHER INCOME (EXPENSE)	142	(3,203)	-	(3,061)
Income (Loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	31,959	(54,409)	-	(22,450)
PROVISION FOR INCOME TAXES	-	3,971	-	3,971
Net income (loss) before equity in income of subsidiaries and discontinued operations	31,959	(58,380)	-	(26,421)
EQUITY IN INCOME OF SUBSIDIARIES	-	31,957	(31,957)	-
Net income (loss) from continuing operations	31,959	(26,423)	(31,957)	(26,421)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2)	(202)	-	(204)
Net income (loss)	31,957	(26,625)	(31,957)	(26,625)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	2,008	-	2,008
Net income (loss) attributable to Radio One, Inc.	$31,957	$(28,633)	$(31,957)	$(28,633)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2009

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(In thousands)

NET REVENUE	$124,672	$147,420	$-	$272,092
OPERATING EXPENSES:
Programming and technical, including stock-based compensation	34,654	40,981	-	75,635
Selling, general and administrative, including stock-based compensation	53,830	37,186	-	91,016
Corporate selling, general and administrative, including stock-based compensation	-	24,732	-	24,732
Depreciation and amortization	11,960	9,051	-	21,011
Impairment of long-lived assets	50,933	15,004	-	65,937
Total operating expenses	151,377	126,954	-	278,331
Operating (loss) income	(26,705)	20,466	-	(6,239)
INTEREST INCOME	-	144	-	144
INTEREST EXPENSE	3	38,401	-	38,404
EQUITY IN INCOME OF AFFILIATED COMPANY	-	3,653	-	3,653
GAIN ON RETIREMENT OF DEBT	-	1,221	-	1,221
OTHER INCOME (EXPENSE)	36	(140)	-	(104)
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(26,672)	(13,057)	-	(39,729)
PROVISION FOR INCOME TAXES	-	7,014	-	7,014
Net loss before equity in loss of subsidiaries and discontinued operations	(26,672)	(20,071)	-	(46,743)
EQUITY IN LOSS OF SUBSIDIARIES	-	(28,579)	28,579	-
Net loss from continuing operations	(26,672)	(48,650)	28,579	(46,743)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(1,907)	92	-	(1,815)
Net loss	(28,579)	(48,558)	28,579	(48,558)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	4,329	-	4,329
Net loss attributable to Radio One, Inc.	$(28,579)	$(52,887)	$28,579	$(52,887)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENTS OF OPERATIONS
For the Year Ended December 31, 2008

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated

	(In thousands)

NET REVENUE	$142,933	$170,510	$-	$313,443
OPERATING EXPENSES:
Programming and technical, including stock-based compensation	35,697	43,607	-	79,304
Selling, general and administrative, including stock-based compensation	56,768	46,340	-	103,108
Corporate selling, general and administrative, including stock-based compensation	-	36,356	-	36,356
Depreciation and amortization	9,929	9,093	-	19,022
Impairment of long-lived assets	328,971	94,249	-	423,220
Total operating expenses	431,365	229,645	-	661,010
Operating loss	(288,432)	(59,135)	-	(347,567)
INTEREST INCOME	4	487	-	491
INTEREST EXPENSE	24	59,665	-	59,689
EQUITY IN LOSS OF AFFILIATED COMPANY	-	(3,652)	-	(3,652)
GAIN ON RETIREMENT OF DEBT	-	74,017	-	74,017
OTHER EXPENSE	-	(316)	-	(316)
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(288,452)	(48,264)	-	(336,716)
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(56,025)	10,842	-	(45,183)
Net loss before equity in loss of subsidiaries and discontinued operations	(232,427)	(59,106)	-	(291,533)
EQUITY IN LOSS OF SUBSIDIARIES	-	(234,470)	234,470	-
Net loss from continuing operations	(232,427)	(293,576)	234,470	(291,533)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(2,043)	(5,371)	-	(7,414)
Net loss	(234,470)	(298,947)	234,470	(298,947)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	3,997	-	3,997
Net loss attributable to Radio One, Inc.	$(234,470)	$(302,944)	$234,470	$(302,944)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	31,957	(58,582)	-	(26,625)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	9,879	7,560	-	17,439
Amortization of debt financing costs	-	2,970	-	2,970
Write off of debt financing costs	-	3,055	-	3,055
Deferred income taxes	-	1,311	-	1,311
Impairment of long-lived assets	-	36,063	-	36,063
Equity in net income of affiliated company	-	(5,558)	-	(5,558)
Stock-based compensation and other non-cash compensation	-	5,799	-	5,799
Gain on retirement of debt	-	(6,646)	-	(6,646)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(2,577)	(8,914)	-	(11,491)
Prepaid expenses and other current assets	487	(3,918)	-	(3,431)
Other assets	985	6,138	-	7,123
Accounts payable	(414)	(736)	-	(1,150)
Due to corporate/from subsidiaries	(35,711)	35,711	-	-
Accrued interest	-	(4,941)	-	(4,941)
Accrued compensation and related benefits	(328)	801	-	473
Income taxes payable	-	138	-	138
Other liabilities	(518)	3,915	-	3,397
Net cash flows used in operating activities from discontinued operations	-	(90)	-	(90)
Net cash flows provided by operating activities	3,760	14,076	-	17,836
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,322)	-	(4,322)
Purchase of intangible assets	-	(342)	-	(342)
Net cash flows used in investing activities	-	(4,664)	-	(4,664)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	-	342,000	-	342,000
Repayment of credit facility	-	(339,343)	-	(339,343)
Proceeds from issuance of Senior Subordinated Notes	-	286,794	-	286,794
Repayment of Senior Subordinated Notes	-	(290,800)	-	(290,800)
Payment of dividend to noncontrolling interest shareholders of Reach Media	(2,844)	-	-	(2,844)
Payment of bank financing costs	-	(19,750)	-	(19,750)
Net cash flows used in financing activities	(2,844)	(21,099)	-	(23,943)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	916	(11,687)	-	(10,771)
CASH AND CASH EQUIVALENTS, beginning of period	127	19,836	-	19,963
CASH AND CASH EQUIVALENTS, end of period	$1,043	$8,149	$-	$9,192

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(28,579)	(19,979)	-	(48,558)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	11,960	9,051	-	21,011
Amortization of debt financing costs	-	2,419	-	2,419
Deferred income taxes	-	1,996	-	1,996
Impairment of long-lived assets	50,933	15,004	-	65,937
Equity in net losses of affiliated company	-	(3,653)	-	(3,653)
Stock-based compensation and other non-cash compensation	-	1,649	-	1,649
Gain on retirement of debt	-	(1,221)	-	(1,221)
Amortization of contract inducement and termination fee	(598)	(665)	-	(1,263)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(2,533)	4,922	-	2,389
Prepaid expenses and other current assets	151	202	-	353
Other assets	(272)	5,101	-	4,829
Accounts payable	(378)	1,215	-	837
Due to corporate/from subsidiaries	(30,646)	30,646	-	-
Accrued interest	-	(584)	-	(584)
Accrued compensation and related benefits	435	(583)	-	(148)
Income taxes payable	1	1,502	-	1,503
Other liabilities	(634)	(2,109)	-	(2,743)
Net cash flows provided by (used in) operating activities from discontinued operations	744	(54)	-	690
Net cash flows provided by operating activities	584	44,859	-	45,443
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,058)	(1,470)	-	(4,528)
Purchase of intangible assets	-	(343)	-	(343)
Net cash flows used in investing activities	(3,058)	(1,813)	-	(4,871)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Subordinated Notes	-	(1,220)	-	(1,220)
Repayment of other debt	-	(153)	-	(153)
Proceeds from credit facility	-	116,500	-	116,500
Repurchase of common stock	-	(19,697)	-	(19,697)
Payment of credit facility	-	(136,670)	-	(136,670)
Payment of bank financing costs	-	(1,658)	-	(1,658)
Net cash flows used in financing activities	-	(42,898)	-	(42,898)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,474)	148	-	(2,326)
CASH AND CASH EQUIVALENTS, beginning of period	2,601	19,688	-	22,289
CASH AND CASH EQUIVALENTS, end of period	$127	$19,836	$-	$19,963

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2008

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(234,470)	(298,947)	234,470	(298,947)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	9,929	9,093	-	19,022
Amortization of debt financing costs	-	2,591	-	2,591
Deferred income taxes	-	(49,687)	-	(49,687)
Impairment of long-lived assets	328,972	94,248	-	423,220
Equity in net losses of affiliated company	-	3,652	-	3,652
Stock-based compensation and other non-cash compensation	389	1,343	-	1,732
Gain on retirement of debt	-	(74,017)	-	(74,017)
Amortization of contract inducement and termination fee	(896)	(999)	-	(1,895)
Change in interest due on stock subscription receivable	-	(20)	-	(20)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(2,921)	1,121	-	(1,800)
Prepaid expenses and other current assets	(198)	(373)	-	(571)
Other assets	(165)	(801)	-	(966)
Accounts payable	1,648	(1,914)	-	(266)
Due to corporate/from subsidiaries	(50,128)	50,128	-	-
Accrued interest	-	(8,921)	-	(8,921)
Accrued compensation and related benefits	590	(6,029)	-	(5,439)
Income taxes payable	-	(4,433)	-	(4,433)
Other liabilities	(11,733)	16,632	-	4,899
Net cash flows provided by operating activities from discontinued operations	1,322	4,356	-	5,678
Net cash flows provided by (used in) operating activities	42,339	(262,977)	234,470	13,832
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(5,002)	(7,539)	-	(12,541)
Cash paid for acquisitions	(34,918)	(35,537)	-	(70,455)
Investment in subsidiaries	-	234,470	(234,470)	-
Proceeds from sale of assets	-	150,224	-	150,224
Purchase of intangible assets	(474)	(342)	-	(816)
Deposits and payments for station purchases and other assets	-	(215)	-	(215)
Net cash flows used in investing activities from discontinued operations	(166)	-	-	(166)
Net cash flows (used in) provided by investing activities	(40,560)	341,061	(234,470)	66,031
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of Senior Subordinated Notes	-	(120,787)	-	(120,787)
Repayment of other debt	-	(1,004)	-	(1,004)
Proceeds from credit facility	-	227,000	-	227,000
Repurchase of common stock	-	(12,104)	-	(12,104)
Payment of credit facility	-	(170,299)	-	(170,299)
Payment of stock subscriptions receivable	-	1,737	-	1,737
Payment to noncontrolling interest shareholders of Reach Media	-	(6,364)	-	(6,364)
Net cash flows used in financing activities	-	(81,821)	-	(81,821)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,779	(3,737)	-	(1,958)
CASH AND CASH EQUIVALENTS, beginning of period	822	23,425	-	24,247
CASH AND CASH EQUIVALENTS, end of period	$2,601	$19,688	$-	$22,289

19.  SUBSEQUENT EVENTS:

Certain TV One Transactions

On February, 25, 2011, TV One, the Company’s joint venture agreement with an affiliate of Comcast Corporation, completed a privately placed debt offering of $119 million (the “Redemption Financing”).  The Redemption Financing is structured as senior secured notes bearing a 10% coupon and is due 2016.  The Redemption Financing was structured to allow for continued distributions to the remaining members of TV One, including Radio One, subject to certain conditions.  Subsequently, on February 28, 2011, TV One utilized $82.4 million of the Redemption Financing to repurchase 15.4% of its outstanding membership interests from certain financial investors and 2.0% of its outstanding membership interests held by TV One management (representing approximately 50% of interests held by management). These redemptions by TV One, increased Radio One's holding in TV One from 36.8% to approximately 44.6%. TV One intends to use the balance of the Redemption Financing as part of the upcoming redemption of DirecTV's 12.4% interest in TV One, which is expected to occur in the first half of 2011. The Company is currently evaluating the impact that these transactions related to the Redemption Financing has on the Company's accounting for its investment in TV One.

Credit Ratings

On March 7, 2011, Moody’s assigned a B1 rating to the Company’s proposed new $25.0 million first out, first lien revolver due 2015 and a B2 rating to the Company’s proposed new $386.0 million term loan due 2016. Moody’s also raised the Company’s Probability of Default rating to Caa1 (from Caa2), raised the rating on the Company’s 12 1/2%/15% Senior Subordinated Notes due 2016 to Caa2 (from Caa3) and affirmed the Company’s Caa1 Corporate Family Rating.

On March 8, 2011, S&P assigned a B+ rating to the Company’s proposed new $25.0 million first out, first lien revolver due 2015 and a B rating to the Company’s proposed new $386.0 million term loan due 2016. S&P also raised the rating on the Company’s 12 1/2%/15% Senior Subordinated Notes due 2016 to CCC (from CCC-) and raised the Company’s Corporate Credit Rating to B- (from CCC+).

CFO Employment Agreement

On March 3, 2011, the Company executed an employment agreement with Peter D. Thompson, the Company’s Chief Financial Officer. The employment agreement is through mid-November 2013 with an initial annual base salary of $550,000.  Under the terms of the agreement, Mr. Thompson is eligible for an annual bonus of $200,000.  A copy of the employment agreement is attached to the Company’s Form 8-K filed March 9, 2011 and the foregoing summary of its terms is qualified in its entirety by reference to the actual terms of the agreement.

Supplemental Indenture

   On March 11, 2011, the Company executed the First Supplemental Indenture among Radio One, Inc., the Wilmington Trust Company, as trustee, relating to the 12.5%/15.0% Senior Subordinated Notes due 2016 (the “Supplemental Indenture”). The Supplemental Indenture expands the definition of “Permitted TV One Indebtedness” to mean indebtedness incurred by TV One or any of its subsidiaries, the net proceeds of which are used to finance the acquisition of TV One equity interests from the Financial Investor Members, the DTV Investors and the Class D Members and any payment obligations arising in connection with or as a result of such acquisition A copy of the Supplement Indenture is attached to the Company’s Form 10-K and the foregoing summary of its terms is qualified in its entirety by reference to the actual terms of the agreement.

Credit Facilities

On March 7, 2011, the Company announced that it has engaged Credit Suisse and Deutsche Bank to arrange a new senior credit facility.  The new senior secured credit facility is to be comprised of a $25.0 million “super-priority” revolving credit facility and a $386.0 million term loan (the “New Senior Credit Facility”).  Upon completion, the proceeds of the New Senior Credit Facility will be used to refinance all of the Company’s outstanding indebtedness under its existing senior credit facility and general corporate purposes.  Radio One anticipates that affiliates of Credit Suisse and Deutsche Bank will provide the $25.0 million “super-priority” revolving credit facility and will use commercially reasonable efforts to syndicate the $386.0 million term loan.  The Company expects to complete the transaction during the first quarter, subject to meeting customary conditions, including but not limited to, successful syndication and entry into a credit agreement and security documents for the New Senior Credit Facility.

RADIO ONE, INC. AND SUBSIDIARIES

 SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
For the Years Ended December 31, 2010, 2009 and 2008

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
2010	$2,651	$2,616	$-	$2,244	$3,023
2009	3,520	2,124	-	2,993	2,651
2008	1,862	4,946	55	3,343	3,520

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions(1)	Balance at End of Year
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
2010	$228,019	$2,084	$-	$256	$230,359
2009	205,756	21,958	-	305	228,019
2008	133,977	69,212	1,088	(1,479)	205,756

(1) Relates to an increase or (decrease) to the valuation allowance for deferred tax assets pertaining to interest rate swaps charged to accumulated other comprehensive income instead of provision for income taxes.

S - 1