Form 10-Q
period 2011-03-31
RADIO ONE, INC.
filed 2011-05-13
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
 ________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 9, 2011
Class A Common Stock, $.001 Par Value	2,828,912
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	3,121,048
Class D Common Stock, $.001 Par Value	44,204,847

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•
the effects of global financial and economic conditions, credit and equity market volatility and continued fluctuations in the U.S. economy may continue to have on our business and financial condition and the business and financial condition of our advertisers;

•	continued fluctuations in the economy could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given the current economic environment;

•	our relationship with a significant customer has changed and we no longer have a guaranteed level of revenue from that customer;

•	risks associated with the implementation and execution of our business diversification strategy including our recent ownership interest in TV One;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•
financial losses that may be incurred due to provisioning for income taxes and impairment charges against our broadcasting licenses, goodwill and other intangible assets, particularly in light of the current economic environment;

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

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2011	2010
	(Unaudited)

	(In thousands, except share data)

NET REVENUE	$65,045	$59,018
OPERATING EXPENSES:
Programming and technical	18,883	18,585
Selling, general and administrative, including stock-based compensation of $164 and $402, respectively	28,520	23,007
Corporate selling, general and administrative, including stock-based compensation of $773 and $1,611, respectively	8,022	8,896
Depreciation and amortization	4,099	4,721
Total operating expenses	59,524	55,209
Operating income	5,521	3,809
INTEREST INCOME	8	25
INTEREST EXPENSE	19,333	9,235
LOSS ON RETIREMENT OF DEBT	7,743	—
EQUITY IN INCOME OF AFFILIATED COMPANY	3,079	909
OTHER INCOME (EXPENSE), net	25	(477)
Loss before provision for (benefit from) income taxes, noncontrolling interests in (loss) income of subsidiaries and income from discontinued operations	(18,443)	(4,969)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	45,619	(309)
Net loss from continuing operations	(64,062)	(4,660)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	20	63
NET LOSS	(64,042)	(4,597)
NET INCOME (LOSS) ATTRIBUTABLE TO NONCONTROLLING INTERESTS	203	(29)
NET LOSS ATTRIBUTABLE TO RADIO ONE, INC.	$(64,245)	$(4,568)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO RADIO ONE, INC.:
Continuing operations	$(1.23)	$(0.09)
Discontinued operations, net of tax	(0.00)	(0.00)
Net loss attributable to Radio One, Inc.	$(1.23)	$(0.09)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	52,117,552	50,844,148
Diluted	52,117,552	50,844,148

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,817	$9,192
Trade accounts receivable, net of allowance for doubtful accounts of $2,480 and $3,023, respectively	47,312	58,511
Prepaid expenses	4,569	6,809
Other current assets	1,203	1,572
Current assets from discontinued operations	64	67
Total current assets	86,965	76,151
PROPERTY AND EQUIPMENT, net	32,484	33,460
GOODWILL	121,414	121,414
RADIO BROADCASTING LICENSES	678,697	678,697
OTHER INTANGIBLE ASSETS, net	35,174	40,036
INVESTMENT IN AFFILIATED COMPANY	50,455	47,470
OTHER ASSETS	2,215	1,981
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	23	3
Total assets	$1,007,427	$999,212

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,673	$3,011
Accrued interest	5,695	4,558
Accrued compensation and related benefits	9,494	10,720
Income taxes payable	2,253	1,671
Other current liabilities	8,359	11,725
Current portion of long-term debt	4,860	18,402
Current liabilities from discontinued operations	50	12
Total current liabilities	32,384	50,099
LONG-TERM DEBT, net of current portion and original issue discount	667,769	623,820
OTHER LONG-TERM LIABILITIES	9,572	10,931
DEFERRED TAX LIABILITIES	134,413	89,392
Total liabilities	844,138	774,242

REDEEMABLE NONCONTROLLING INTERESTS	31,269	30,635

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2011 and December 31, 2010	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,828,912 and 2,863,912 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 45,576,082 and 45,541,082 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	45	45
Accumulated other comprehensive loss	—	(1,424)
Additional paid-in capital	995,256	994,750
Accumulated deficit	(863,290)	(799,045)
Total stockholders’ equity	132,020	194,335
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$1,007,427	$999,212

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED)

	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Comprehensive Loss	Accumulated Other Comprehensive Loss	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

	(In thousands)
BALANCE, as of December 31, 2010	$—	$3	$3	$3	$45		$(1,424)	$994,750	$(799,045)	$194,335
Comprehensive loss:
Net loss	—	—	—	—	—	$(64,245)	—	—	(64,245)	(64,245)
Change in unrealized loss on derivative and hedging activities, net of taxes	—	—	—	—	—	—	158	—	—	158
Termination of interest rate swap	—	—	—	—	—	—	1,266	—	—	1,266
Comprehensive loss						$(64,245)
Stock-based compensation expense	—	—	—	—	—		—	937	—	937
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—		—	(431)	—	(431)
BALANCE, as of March 31, 2011	$—	$3	$3	$3	$45		$—	$995,256	$(863,290)	$132,020

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(64,042)	(4,597)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	4,099	4,721
Amortization of debt financing costs	1,591	612
Write off of debt financing costs	—	645
Deferred income taxes	45,042	(383)
Equity in income of affiliated company	(3,079)	(909)
Stock-based compensation	937	2,013
Non-cash interest	6,520	—
Loss on retirement of debt	7,743	—
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	11,199	(463)
Prepaid expenses and other assets	2,609	(752)
Other assets	98	553
Accounts payable	(1,338)	(2,059)
Accrued interest	425	(5,548)
Accrued compensation and related benefits	(1,226)	1,381
Income taxes payable	582	(31)
Other liabilities	(3,471)	3,751
Net cash flows provided by (used in) operating activities of discontinued operations	22	(62)
Net cash flows provided by (used in) by operating activities	7,711	(1,128)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,812)	(1,072)
Net cash flows used in investing activities	(1,812)	(1,072)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility, net of original issue discount	378,280	—
Repayment of credit facility	(353,681)	(4,502)
Debt refinancing and modification costs	(5,873)	(3,303)
Net cash flows provided by (used in) financing activities	18,726	(7,805)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	24,625	(10,005)
CASH AND CASH EQUIVALENTS, beginning of period	9,192	19,963
CASH AND CASH EQUIVALENTS, end of period	$33,817	$9,958

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$10,797	$14,171
Income taxes, net	$(6)	$106

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Organization

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own 53 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our operating strategy is to operate the premier multi-media entertainment and information content provider targeting African-American consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 45% (as of March 31, 2011 but see Note 14 - Subsequent Events) ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 53.5% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment, which operates a number of branded sites, including News One, UrbanDaily and HelloBeautiful; and our ownership of Community Connect, LLC (formerly Community Connect Inc.) (“CCI”), an online social networking company, which operates a number of branded websites, including BlackPlanet, MiGente and Asian Avenue.  CCI is included within the operations of Interactive One. Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audience.

In December 2009, the Company ceased publication of our urban-themed lifestyle periodical, Giant Magazine. The remaining assets and liabilities of this publication have been classified as discontinued operations as of March 31, 2011 and December 31, 2010, and the publication’s results from operations for the three months ended March 31, 2011 and 2010, have been classified as discontinued operations in the accompanying consolidated financial statements.

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s 2010 Annual Report on Form 10-K.

(c)  Financial Instruments

        Financial instruments as of March 31, 2011 and December 31, 2010 consisted of cash and cash equivalents, trade accounts receivable, accounts payable, accrued expenses, note payable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of March 31, 2011 and December 31, 2010, except for the Company’s outstanding senior subordinated notes. The 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $710,000 as of March 31, 2011, and a carrying value of $747,000 and a fair value of approximately $672,000 as of December 31, 2010. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of $292.6 million and a fair value of approximately $308.0 million as of March 31, 2011, and a carrying value of $286.8 million and a fair value of approximately $278.2 million as of December 31, 2010. The fair values were determined based on the trading values of these instruments as of the reporting date.

(d)  Revenue Recognition

       The Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $6.8 million and $6.6 million for the three months ended March 31, 2011 and 2010, respectively.

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

(e)  Barter Transactions

       The Company provides broadcast advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The terms of these exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended March 31, 2011 and 2010, barter transaction revenues were $854,000 and $815,000, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $771,000 and $764,000 and $83,000 and $51,000, for the three months ended March 31, 2011 and 2010, respectively.

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

The following table sets forth the components of comprehensive loss:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)

Net loss	$(64,042)	$(4,597)
Other comprehensive income (net of tax benefit of $0 for all periods):
Derivative and hedging activities	-	134
Comprehensive loss	(64,042)	(4,463)
Comprehensive income (loss) attributable to the noncontrolling interests	203	(29)
Comprehensive loss attributable to Radio One, Inc.	$(64,245)	$(4,434)

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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Numerator:
Net loss attributable to Radio One, Inc.	$(64,245)	$(4,568)
Denominator:
Denominator for basic net loss per share - weighted-average outstanding shares	52,117,552	50,844,148
Effect of dilutive securities:
Stock options and restricted stock	-	-
Denominator for diluted net loss per share - weighted-average outstanding shares	52,117,552	50,844,148

Net loss attributable to Radio One, Inc. per share - basic	$(1.23)	$(0.09)
Net loss attributable to Radio One, Inc. per share - diluted	$(1.23)	$(0.09)

       All stock options and restricted stock were excluded from the diluted calculation as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)

Stock options	5,111	5,404
Restricted stock	2,260	3,592

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

As of March 31, 2011 and December 31, 2010, the fair values of our financial liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)

As of March 31, 2011
Liabilities subject to fair value measurement:
Employment agreement award (b)	$6,784	$—	$—	$6,784

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$31,269	$—	$—	$31,269

As of December 31, 2010
Liabilities subject to fair value measurement:
Interest rate swaps (a)	$1,426	$—	$1,426	$—
Employment agreement award (b)	6,824	—	—	6,824
Total	$8,250	$—	$1,426	$6,824

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$30,635	$—	$—	$30,635

(a) Based on London Interbank Offered Rate (“LIBOR”).

(b)  Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One and an assessment of the probability that the employment agreement will be renewed and contain this provision. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement, or earlier if the CEO voluntarily left the Company or was terminated for cause. In calculating the fair valuation of the award, the Company utilized the value assessed for TV One in connection with the buyout of financial investors. (See Note 6 – Derivative Instruments and Hedging Activities.) The Company is currently in negotiations with the Company’s CEO for a new employment agreement. Until such time as his new employment agreement is executed, the terms of his April 2008 employment agreement remain in effect including eligibility for the TV One award.

(c)  Redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology.  A third-party valuation firm assisted the Company in calculating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

       The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2011.

	Employment Agreement Award	Redeemable Noncontrolling Interests

	(In thousands)

Balance at December 31, 2010	$6,824	$30,635
(Gains) Losses included in earnings (unrealized)	(40)	—
Net income attributable to noncontrolling interests	—	203
Change in fair value	—	431
Balance at March 31, 2011	$6,784	$31,269

The amount of total gains for the period included in earnings attributable to the change in unrealized gains relating to assets and liabilities still held at the reporting date	$40	—

        Gains (losses) included in earnings were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the three months ended March 31, 2011.

       Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired. These assets were not impaired during the three months ended March 31, 2011, and therefore were not reported at fair value.

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

Effective January 1, 2009, the Company adopted an accounting standard update from the Emerging Issues Task Force consensus regarding the accounting for contingent consideration agreements of an equity method investment and the requirement for the investor to recognize its share of any impairment charges recorded by the investee.  This update to ASC 323, “Investments – Equity Method and Joint Ventures,” requires the investor to record share issuances by the investee as if it has sold a portion of its investment with any resulting gain or loss being reflected in earnings. The adoption of this update did not have any impact on the Company’s consolidated financial statements.

        (j)  Liquidity and Uncertainties Related to Going Concern

        On March 31, 2011, the Company entered into a new senior credit facility (the "2011 Credit Agreement").  Under the 2011 Credit Agreement, we must maintain compliance with certain financial covenants beginnning June 30, 2011.  Based on our current projections, we expect to be in compliance with these financial covenants over the next twelve months.

(k)  Major Customer

        Under agreements between the Company’s owned radio stations and Radio Networks, and in accordance with ASC 605, “Revenue Recognition,” the Company generated revenue through barter agreements whereby advertising time was exchanged for programming content.

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

In November 2009, Reach Media entered into a new sales representation agreement (the “New Sales Representation Agreement”) with Radio Networks whereby Radio Networks serves as the sales representative for the out of show portions of Reach Media’s advertising inventory for the period beginning January 1, 2010 through December 31, 2012.  Under the New Sales Representation Agreement, which is now commissioned based, there are no minimum guarantees on revenue.  Consequently, since January 1, 2010, total revenue generated from Radio Networks has not exceeded 10% of our total revenues and we believe it is unlikely to exceed 10% of our total revenues in future periods.

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

3.  DISCONTINUED OPERATIONS:

In December 2009, the Company ceased publication of Giant Magazine. The remaining assets and liabilities of this publication have been classified as discontinued operations as of March 31, 2011 and 2010, and the publication’s results from operations for the three months ended March 31, 2011 and 2010, have been classified as discontinued operations in the accompanying consolidated financial statements.

The following table summarizes the operating results for Giant Magazine and all of the stations sold and classified as discontinued operations for all periods presented:

	Three Months Ended March 31,
	2011	2010
	(In thousands)

Net revenue	$—	$(3)
Station operating expenses	—	(71)
Depreciation and amortization	—	3
(Gain) loss on sale of assets	(20)	2
Income before income taxes	20	63
Provision for income taxes	—	—
Income from discontinued operations, net of tax	$20	$63

The assets and liabilities of these stations classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	As of
	March 31,	December 31,
	2011	2010
	(Unaudited)
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$64	$67
Total current assets	64	67
Property and equipment, net	23	3
Total assets	$87	$70
Current liabilities:
Other current liabilities	$50	$12
Total current liabilities	50	12
Total liabilities	$50	$12

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

 Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to provide independent analysis when evaluating the fair value of our radio broadcasting licenses and reporting units, including goodwill. Fair value is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Effective January 1, 2002, we began using the income approach to test for impairment of radio broadcasting licenses. We believe this method of valuation to be consistent with ASC 805-20-S-99-3, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” A projection period of 10 years is used, as that is the time horizon in which operators and investors generally expect to recover their investments. When evaluating our radio broadcasting licenses for impairment, the testing is done at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a clustering of radio stations into one of our 16 geographical radio markets.  Broadcasting license fair values are based on the estimated after-tax discounted future cash flows of the applicable unit of accounting assuming an initial hypothetical start-up operation which possesses FCC licenses as the only asset. Over time, it is assumed the operation acquires other tangible assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market. The income approach model incorporates several variables, including, but not limited to: (i) radio market revenue estimates and growth projections; (ii) estimated market share and revenue for the hypothetical participant; (iii) likely media competition within the market; (iv) estimated start-up costs and losses incurred in the early years; (v) estimated profit margins and cash flows based on market size and station type; (vi) anticipated capital expenditures; (vii) probable future terminal values; (viii) an effective tax rate assumption; and (ix) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures. Since our annual October 2010 assessment, we have not made any changes to the methodology for valuing broadcasting licenses.

Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for all annual and interim impairments assessments performed since January 2010.

Radio Broadcasting Licenses	October 1, 2010
(In millions)

Pre-tax impairment charge	$19.9

Discount Rate	10.0%
Year 1 Market Revenue Growth or Decline Rate or Range	1.0% -3.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.5%
Mature Market Share Range	0.8% - 28.3%
Operating Profit Margin Range	19.0% - 47.3%

The continued improving economy and credit markets and recovery of the advertising industry have contributed to more stable valuations for these intangible assets. In addition, there were no impairment triggering events warranting impairment testing of our radio broadcasting licenses for the three month period ended March 31, 2011.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 19 reporting units as of our October 2010 annual impairment assessment. For the purpose of valuing goodwill, the 19 reporting units consist of the 16 radio markets and three other business divisions. In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are generally based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. We have not made any changes to the methodology for determining the fair value of our reporting units.

In February, May and August of 2010, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Reach Media net revenues and cash flows declined for 2010 and full year internal projections were revised.  The revenues declined following the December 31, 2009 expiration of a sales representation agreement with Citadel Broadcasting Corporation (“Citadel”) whereby a minimum level of revenue was guaranteed over the term of the agreement.  Effective January 1, 2010, Reach Media’s newly established sales organization began selling its inventory on the Tom Joyner Morning Show and under a new commission-based sales representation agreement with Citadel, which sells certain inventory owned by Reach Media in connection with its 108 radio station affiliate agreements. Management revised its internal projections for Reach Media by lowering the Year 1 revenue growth rate to 2.5% in May and August 2010, versus 16.5% assumed in the previous annual assessment. Given the relative improvement in the credit markets since late 2009, the discount rate was lowered to 13.5% for both the February and May 2010 assessments and again lowered to 13.0% for the August 2010 assessment. As part of the year end impairment testing, the discount rate was increased to 13.5% and we reduced our operating cash flow projections and assumptions compared to the interim assessments based on declining revenue projections and actual results which did not meet budget. The Company recorded an impairment charge of $16.1 million for the quarter ended December 31, 2010.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for all interim, annual and year end assessments since January 2010. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of the February, May and August 2010 interim assessments, the Company concluded no impairment to the carrying value of Reach Media had occurred. During the fourth quarter of 2010, Reach Media’s operating performance continued to decline, but at a decreasing rate.  We believe this represented an impairment indicator and as a result, we performed a year end impairment assessment at December 31, 2010.  We performed an interim impairment assessment at March 31, 2011 as Reach Media did not meet its budgeted operating cash flow for the first quarter. As a result of the March 2011 interim impairment test, the Company concluded that the carrying value of goodwill attributable to Reach Media had not been impaired.

Reach Media Goodwill (Reporting Unit Within the Radio Broadcasting Segment)	February 28, 2010	May 31, 2010	August 31, 2010	December 31, 2010	March 31, 2011

Pre-tax impairment charge	$–	$–	$–	$16.1	$–

Discount Rate	13.5%	13.5%	13.0%	13.5%	13.5%
2010 (Year 1) Revenue Growth Rate	8.5%	2.5%	2.5%	2.5%	2.5%
Long-term Revenue Growth Rate Range	2.5% – 3.0%	2.5% – 2.9%	2.5% – 3.3%	(2.6)% - 4.4%	(1.3)% - 4.9%
Operating Profit Margin Range	22.7% - 31.4%	23.3% - 31.5%	25.5% - 31.2%	15.5% - 25.9%	16.2% - 27.4%

Goodwill Valuation Results

The table below presents the changes in the carrying amount of goodwill by segment during the three month period ended March 31, 2011. The goodwill balances for each reporting unit are not disclosed so as to not make publicly available sensitive information that could potentially be competitively harmful to the Company.

	Goodwill Carrying Balances
	As of		As of
Segment	December 31, 2010	Change	March 31, 2011
		(In millions)

Radio Broadcasting Segment	$99.6	$-	$99.6
Internet Segment	21.8	-	21.8
Total	$121.4	$-	$121.4

 Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill and radio broadcasting licenses, are amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	As of
	March 31, 2011	December 31, 2010	Period of Amortization
	(Unaudited)
	(In thousands)

Trade names	$17,139	$17,138	2-5 Years
Talent agreement	19,549	19,549	10 Years
Debt financing and modification costs	15,729	19,374	Term of debt
Intellectual property	14,151	14,151	4-10 Years
Affiliate agreements	7,769	7,769	1-10 Years
Acquired income leases	1,282	1,282	3-9 Years
Non-compete agreements	1,260	1,260	1-3 Years
Advertiser agreements	6,613	6,613	2-7 Years
Favorable office and transmitter leases	3,358	3,358	2-60 Years
Brand names	2,539	2,539	2.5 Years
Other intangibles	1,258	1,258	1-5 Years
	90,647	94,291
Less: Accumulated amortization	(55,473)	(54,255)
Other intangible assets, net	$35,174	$40,036

Amortization expense of intangible assets for the three months ended March 31, 2011 and 2010 was approximately $1.4 million and $1.7 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the three months ended March 31, 2011 and 2010 was approximately $1.6 million and $612,000, respectively.

The following table presents the Company’s estimate of amortization expense for the remainder of 2011 and years 2012 through 2016 for intangible assets, excluding deferred financing costs:

(In thousands)

2011 (April through December)	$4,083
2012	$5,268
2013	$4,723
2014	$4,125
2015	$247
2016	$89

Actual amortization expense may vary as a result of future acquisitions and dispositions.

 5.  INVESTMENT IN AFFILIATED COMPANY:

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of April 30, 2007. Since December 31, 2006, the initial four year commitment period for funding the capital had been extended on a quarterly basis due in part to TV One’s lower than anticipated capital needs. In connection with the redemption financing (as defined below) together with the remaining portion of the members outstanding capital contribution we funded our remaining capital commitment amount of approximately $13.7 million on April 19, 2011 and currently anticipate no further capital commitment. In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One.

On February 25, 2011, TV One completed a privately placed debt offering of $119 million (the “Redemption Financing”). The Redemption Financing is structured as senior secured notes bearing a 10% coupon and is due 2016. The Redemption Financing was structured to allow for continued distributions to the remaining members of TV One, including Radio One, subject to certain conditions. Subsequently, on February 28, 2011, TV One utilized $82.4 million of the Redemption Financing to repurchase 15.4% of its outstanding membership interests from certain financial investors and 2.0% of its outstanding membership interests held by TV One management (representing approximately 50% of interests held by management). Finally, on April 25, 2011, TV One utilized the balance of the Redemption Financing to repurchase 12.4% of its outstanding membership interests from DIRECTV.  These redemptions by TV One, increased Radio One's holding in TV One from 36.8% to approximately 50.9% as of April 25, 2011. Beginning in the quarter ending June 30, 2011, the Company expects to begin accounting for TV One on a consolidated basis.

The Company has recorded its investment at cost and has adjusted the carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. For the three months ended March 31, 2011 and 2010, the Company’s allocable share of TV One’s operating income was approximately $3.1 million and $909,000, respectively.

At each of March 31, 2011 and December 31, 2010, the carrying value of the Company’s investment in TV One was approximately $50.5 million and $47.5 million, respectively, and is presented on the consolidated balance sheets as investment in affiliated company. At March 31, 2011, the Company had future contractual funding commitments of $13.7 million and the Company’s maximum exposure to loss as a result of its involvement with TV One was determined to be approximately $64.2 million, which is the Company’s carrying value of its investment plus its future contractual funding commitment.  As noted above, we funded this commitment on April 19, 2011 and currently anticipate no further capital commitment.

We entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, we provided TV One with administrative and operational support services and access to Radio One personalities. This agreement, originally scheduled to expire in January 2009, was extended to January 2011. Under the advertising services agreement, we provided a specified amount of advertising to TV One. This agreement was also originally scheduled to expire in January 2009 and was extended to January 2011 at which time it expired. In consideration of providing these services, we have received equity in TV One, and receive an annual cash fee of $500,000 for providing services under the network services agreement.  We are currently in the process of renegotiating these agreements.

The Company is accounting for the services provided to TV One under the advertising services agreement in accordance with ASC 505-50-30, “Equity.”  As services are provided to TV One, the Company is recording revenue based on the fair value of the most reliable unit of measurement in these transactions. The most reliable unit of measurement has been determined to be the value of underlying advertising time that is being provided to TV One. The Company recognized $373,000 and $457,000 in revenue relating to this agreement for the three months ended March 31, 2011 and 2010, respectively.

Summarized unaudited financial information for our significant equity investment is reported below (in thousands, amounts represent 100% of investee financial information):

Statement of Operations	Three Months Ended March 31, 2011	Year Ended December 31, 2010
	(In thousands)

Net revenue	$30,832	$107,268
Costs and expenses	24,408	87,648
Earnings from continuing operations	6,424	19,620
Net income	$6,424	$19,620

Balance Sheet	As of
	March 31, 2011	December 31, 2010
	(In thousands)

Current assets	$58,011	$45,074
Non-current assets	$151,092	$116,901
Current liabilities	$8,885	$112,894
Non-current liabilities	$169,648	$24,899
Equity	$30,570	$24,182

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

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheets are as follows:

	Liability Derivatives
	As of March 31, 2011		As of December 31, 2010
	(Unaudited)
	(In thousands)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Long-Term Liabilities	-	Other Long-Term Liabilities	1,426

Derivatives not designated as hedging instruments:
Employment agreement award	Other Long-Term Liabilities	6,784	Other Long-Term Liabilities	6,824
Total derivatives		$6,784		$8,250

The effect and the presentation of the Company’s derivative instruments on the consolidated statements of operations are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain in Other Comprehensive Loss on Derivative (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location	Amount
Three Months Ended March 31,
(Unaudited)
(In thousands)

	2011	2010		2011	2010		2011	2010
Interest rate swaps	$158	$134	Interest expense	$(258)	$(514)	Interest expense	$-	$-

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		Three Months Ended March 31,
		2011	2010
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$40	$(461)

Hedging Activities

In June 2005, pursuant to our previous Credit Agreement (as defined in Note 7 — Long-Term Debt), the Company entered into four fixed rate swap agreements to reduce interest rate fluctuations on certain floating rate debt commitments. One of the four $25.0 million swap agreements expired in each of June 2007 and 2008, and 2010, respectively. The remaining $25.0 million swap agreement was terminated on March 31, 2011 in conjunction with the March 31, 2011 retirement of our previous Credit Agreement.  We have no swap agreements in connection with our current credit facilities.

Each swap agreement had been accounted for as a qualifying cash flow hedge of the Company’s senior bank debt, in accordance with ASC 815, “Derivatives and Hedging,” whereby changes in the fair market value are reflected as adjustments to the fair value of the derivative instruments as reflected on the accompanying consolidated financial statements.

The Company’s objectives in using interest rate swaps were to manage interest rate risk associated with the Company’s floating rate debt commitments and to add stability to future cash flows. To accomplish this objective, the Company used interest rate swaps as part of its interest rate risk management strategy.  Interest rate swaps designated as cash flow hedges involve the receipt of variable-rate amounts from a counterparty in exchange for the Company making fixed-rate payments over the life of the agreements without exchange of the underlying notional amount.

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges was recorded in Accumulated Other Comprehensive Loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2011, such derivatives were used to hedge the variable cash flows associated with existing floating rate debt commitments.  The ineffective portion of the change in fair value of the derivatives, if any, is recognized directly in earnings.

Amounts reported in Accumulated Other Comprehensive Loss related to derivatives were reclassified to interest expense as interest payments were made on the Company’s floating rate debt.

Under the swap agreements, the Company paid a fixed rate. The counterparties to the agreements paid the Company a floating interest rate based on the three month LIBOR, for which measurement and settlement is performed quarterly. The counterparties to these agreements were international financial institutions.

Costs incurred to execute the swap agreements were deferred and amortized over the term of the swap agreements. The amounts incurred by the Company, representing the effective difference between the fixed rate under the swap agreements and the variable rate on the underlying term of the debt, are included in interest expense in the accompanying consolidated statements of operations.

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

As of March 31, 2011, the Company was party to an Employment Agreement executed in April 2008 with the CEO, which called for an award that has been accounted for as a derivative instrument without a hedging relationship in accordance with the guidance under ASC 815, “Derivatives and Hedging.” Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reassessed the estimated fair value of the award at March 31, 2011 to be approximately $6.8 million, and accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement, or earlier if the CEO voluntarily left the Company, or was terminated for cause. The Company is currently in negotiations with the Company’s CEO for a new employment agreement. Until such time as his new employment agreement is executed, the terms of his April 2008 employment agreement remain in effect including eligibility for the TV One award.

7.  LONG-TERM DEBT:

Long-term debt consists of the following:

	As of
	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)

Senior bank term debt	$386,000	$346,681
Senior bank revolving debt	—	7,000
6 3/8% Senior Subordinated Notes due February 2013	747	747
12 1/2%/15% Senior Subordinated Notes due May 2016	292,602	286,794
Note payable	1,000	1,000
Total debt	680,349	642,222
Less: current portion	4,860	18,402
Less: original issue discount	7,720	—
Long-term debt, net	$667,769	$623,820

Credit Facilities

March 2011 Refinancing Transaction

On March 31, 2011 the Company entered into a new senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks, and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund our obligation with respect to the TV One capital call.  The total amount available under the 2011 Credit Agreement is $411.0 million, consisting of a $386.0 term loan facility that matures on March 31, 2016 and a $25.0 million revolving loan facility that matures on March 31, 2015. Borrowings under the credit facilities are subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the credit facilities can be used for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes.

The 2011 Credit Agreement contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:
▪	1.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:
▪	5.25 to 1.00 on June 30, 2011; and
▪	5.00 to 1.00 on September 30, 2011 and December 31, 2011; and
▪	4.75 to 1.00 on March 31, 2012; and
▪	4.50 to 1.00 on June 30, 2012 and December 31, 2012; and
▪	4.00 to 1.00 on March 31, 2013 and the last day of each fiscal Quarter through September 30, 2013; and
▪	3.75 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014; and
▪	3.25 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:
▪	9.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through December 31, 2011; and
▪	9.00 to 1.00 on March 31, 2012; and
▪	8.75 to 1.00 on June 30, 2012; and
▪	8.50 to 1.00 on September 30, 2012 and December 31, 2012; and
▪	8.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013; and
▪	7.50 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014; and
▪	6.50 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

 (d) limitations on:
▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of March 31, 2011, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement.  As noted in the previous table, measurement of interest coverage, senior secured leverage, and total leverage ratios will commence on June 30, 2011.

Under the terms of the 2011 Credit Agreement, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of the prime rate, the Federal Funds Effective Rate plus 0.50% and the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. Commencing on June 30, 2011, quarterly installments of 0.25%, or $965,000, of the principal balance on the $386.0 million term loan are payable on the last day of each March, June, September and December.

As of March 31, 2011, the Company had approximately $24.4 million of borrowing capacity under its revolving credit facility. Taking into consideration the financial covenants under the 2011 Credit Agreement, approximately $24.4 million of the revolving credit facility was available to be borrowed.

As of March 31, 2011, the Company had outstanding approximately $386.0 million on its term credit facility. During the quarter ended March 31, 2011, the Company borrowed approximately $386.0 million under the 2011 Credit Agreement and repaid approximately $353.7 million under the Amended and Restated Credit Agreement. Proceeds from the 2011 Credit Agreement of approximately $378.3 million, net of original issue discount, were used to repay the Amended and Restated Credit Agreement and pay other fees and expenses, with the balance of the proceeds to be used to fund the TV One capital call. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

Period between and including the November 2010 Refinancing Transactions and March 2011 Refinancing Transaction

On November 24, 2010, the Company entered into a Credit Agreement amendment with its prior syndicate of banks. The Credit Agreement amendment, which amended and restated the Credit agreement (as so amended and restated, the “Amended and Restated Credit Agreement”), among other things, replaced the existing amount of outstanding revolving loans with a $323.0 million term loan and provided for three tranches of revolving loans, including a $20.0 million revolver to be used for working capital, capital expenditures, investments, and other lawful corporate purposes, a $5.1 million revolver to be used solely to redeem and retire the 2011 Notes, and a $13.7 million revolver to be used solely to fund a capital call with respect to TV One (the “November 2010 Refinancing Transaction”).

The Amended and Restated Credit Agreement provided for maintenance of the following maximum fixed charge coverage ratio as of the last day of each fiscal quarter:

Effective Period	Ratio
November 24, 2010 to December 30, 2010	1.05 to 1.00
December 31, 2010 to June 30, 2012	1.07 to 1.00

The Amended and Restated Credit Agreement also provided for maintenance of the following maximum total leverage ratios (subject to certain adjustments if subordinated debt is issued or any portion of the $13.7 million revolver was used to fund a TV One capital call):

Effective Period	Ratio
November 24, 2010 to December 30, 2010	9.35 to 1.00
December 31, 2010 to December 30, 2011	9.00 to 1.00
December 31, 2011 and thereafter	9.25 to 1.00

 The Amended and Restated Credit Agreement also provided for maintenance of the following maximum senior leverage ratios (subject to certain adjustments if any portion of the $13.7 million revolver was used to fund a TV One capital call):

Beginning	No greater than
November 24, 2010 to December 30, 2010	5.25 to 1.00
December 31, 2010 to March 30, 2011	5.00 to 1.00
March 31, 2011 to September 29, 2011	4.75 to 1.00
September 30, 2011 to December 30, 2011	4.50 to 1.00
December 31, 2011 and thereafter	4.75 to 1.00

The Amended and Restated Credit Agreement provided for maintenance of average weekly availability at any time during any period set forth below:

Beginning	Average weekly availability no less than
November 24, 2010 through and including June 30, 2011	$10,000,000
July 1, 2011 and thereafter	$15,000,000

During the period between November 24, 2010, and of March 31, 2011, the Company was in compliance with all of its financial covenants under the Amended and Restated Credit Agreement.

Under the terms of the Amended and Restated Credit Agreement, interest on both alternate base rate loans and LIBOR loans was payable monthly.  The LIBOR interest rate floor was 1.00% and the alternate base rate was equal to the greater of the prime rate, the Federal Funds Effective Rate plus 0.50% and the LIBOR Rate for a one-month period plus 1.00%.  Interest payable on (i) LIBOR loans were at LIBOR plus 6.25% and (ii) alternate base rate loans was at an alternate base rate plus 5.25% (and, in each case, could have been permanently increased if the Company exceeded certain senior leverage ratio levels, tested quarterly beginning June 30, 2011).  The interest rate paid in excess of LIBOR could have been as high as 7.25% during the last quarter prior to maturity if the Company exceeded the senior leverage ratio levels on each test date. Commencing on September 30, 2011, quarterly installments of 0.25%, or $807,500, of the principal balance on the $323.0 million term loan were payable on the last day of each March, June, September and December.

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

As a result of our repurchase and refinancing of the 2011 Notes, the expiration of the Amended and Restated Credit Agreement was June 30, 2012.

On March 31, 2011, the Company repaid all obligations under, and terminated, the Amended and Restated Credit Agreement. During the quarter ended March 31, 2011 the Company did not borrow from the Amended and Restated Credit Agreement and repaid approximately $353.7 million.

 Pre November 2010 Refinancing Transactions

       In June 2005, the Company entered into the Credit Agreement with a syndicate of banks (the “Pre-Refinancing Credit Agreement”), and simultaneously borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Pre-Refinancing Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. Prior to the November 2010 Refinancing Transaction, the Pre-Refinancing Credit Agreement was to expire the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement was $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities were subject to compliance with certain provisions including, but not limited, to financial covenants. The Company could use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes.

       During the quarter ended March 31, 2010, we noted that certain of our subsidiaries identified as guarantors in our financial statements did not have requisite guarantees filed with the trustee as required under the terms of the indentures governing the 6⅜% Senior Subordinated Notes due 2013 (the “2013 Notes”) and 2011 Notes (the “Non-Joinder of Certain Subsidiaries”).  The Non-Joinder of Certain Subsidiaries caused a non-monetary, technical default under the terms of the relevant indentures at December 31, 2009, causing a non-monetary, technical cross-default at December 31, 2009 under the terms of our Pre-Refinancing Credit Agreement.  On March 30, 2010, we joined the relevant subsidiaries as guarantors under the relevant indentures (the “Joinder”).  Further, on March 30, 2010, we entered into a third amendment (the “Third Amendment”) to the Pre-Refinancing Credit Agreement.  The Third Amendment provided for, among other things: (i) a $100.0 million revolver commitment reduction (from $500.0 million to $400.0 million) under the bank facilities; (ii) a 1.0% floor with respect to any loan bearing interest at a rate determined by reference to the adjusted LIBOR (iii) certain additional collateral requirements; (iv) certain limitations on the use of proceeds from the revolving loan commitments; (v) the addition of Interactive One, LLC as a guarantor of the loans under the Pre-Refinancing Credit Agreement and under the notes governed by the Company’s 2011 Notes and 2013 Notes; (vi) the waiver of the technical cross-defaults that existed as of December 31, 2009 and through the date of the amendment arising due to the Non-Joinder of Certain Subsidiaries; and (vii) the payment of certain fees and expenses of the lenders in connection with their diligence work on the amendment.

Under the terms of the Pre-Refinancing Credit Agreement, upon any breach or default under either the 8 7/8% Senior Subordinated Notes due July 2011 or the 6 3/8% Senior Subordinated Notes due February 2013, the lenders could among other actions immediately terminate the Pre-Refinancing Credit Agreement and declare the loans then outstanding under the Pre-Refinancing Credit Agreement to be due and payable in whole immediately.  Similarly, under the 8 7/8% Senior Subordinated Notes and the 6 3/8% Senior Subordinated Notes, a default under the terms of the Pre-Refinancing Credit Agreement would constitute an event of default, and the trustees or the holders of at least 25% in principal amount of the then outstanding notes (under either class) may declare the principal of such class of note and interest to be due and payable immediately.

As of each of June 30, 2010, July 1, 2010 and September 30, 2010, we were not in compliance with the terms of the Pre-Refinancing Credit Agreement.  More specifically, (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00 (ii) as of each of July 1, 2010 and September 30, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio and (iii) as of September 30, 2010, we failed to maintain a senior leverage ratio of 4.00 to 1.00.  On July 15, 2010, the Company and its subsidiaries entered into a forbearance agreement (the “Forbearance Agreement”) with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as administrative agent (the “Agent”), and financial institutions constituting the majority of outstanding loans and commitments (the “Required Lenders”) under the Pre-Refinancing Credit Agreement, relating to the defaults and events of default existing as of June 30, 2010 and July 1, 2010.  On August 13, 2010, we entered into an amendment to the  Forbearance Agreement (the “Forbearance Agreement Amendment”) that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to the then anticipated default caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern as issued in connection with the restatement of our financial statements.  Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 2011 Notes and/or the 2013 Notes.

On August 5, 2010, the Agent delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes.  As a result, neither we nor any of our guaranteeing subsidiaries could make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010.  The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the 2013 Notes Indenture expired on September 15, 2010.  While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could have declared the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, no such remedies were exercised as we continued to negotiate the terms of the amended exchange offer and a new support agreement with the members of the ad hoc group of holders of our 2011 Notes and 2013 Notes.  The event of default under the 2013 Notes Indenture also constituted an event of default under the Pre-Refinancing Credit Agreement.  While the Forbearance Agreement Amendment expired by its terms on September 10, 2010, we and the Agent continued to negotiate the terms of a credit facility amendment and the Agent and the lenders did not exercise additional remedies under the Pre-Refinancing Credit Agreement. The Amended and Restated Credit Agreement cured all of these issues.

Senior Subordinated Notes

Period between and including the November 2010 Refinancing Transactions and March 2011 Refinancing Transaction

      On November 24, 2010, we issued $286.8 million of our 121/2%/15% Senior Subordinated Notes due May 2016 in a private placement and exchanged and then cancelled approximately $97.0 million of $101.5 million in aggregate principal amount outstanding of our 2011 Notes and approximately $199.3 million of $200.0 million in aggregate principal amount outstanding of our 2013 Notes (the 2013 Notes together with the 2011 Notes, the “Prior Notes”).  We entered into supplemental indentures in respect of each of the Prior Notes which waived any and all existing defaults and events of default that had arisen or may have arisen that may be waived and eliminated substantially all of the covenants in each indenture governing the Prior Notes, other than the covenants to pay principal and interest on the Prior Notes when due, and eliminated or modified the related events of default. Subsequently, all remaining outstanding 2011 Notes were repurchased pursuant to the indenture governing the 2011 Notes, effective as of December 24, 2010.

As of March 31, 2011, the Company had outstanding $747,000 of its 6 3/8% Senior Subordinated Notes due February 2013 and $292.6 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016. During the year ended December 31, 2010, pursuant to the debt exchange, the Company repurchased $101.5 million of the 8 7/8% Senior Subordinated Notes at par and $199.3 million of the 6 3/8% Senior Subordinated Notes at an average discount of 5.0%, and recorded a gain on the retirement of debt of approximately $6.6 million, net of the write-off of deferred financing costs of approximately $3.3 million. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of $292.6 million and a fair value of approximately $308.0 million as of March 31, 2011, and the 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $710,000 as of March 31, 2011. The fair values were determined based on the trading value of the instruments as of the reporting date.

Interest payments under the terms of the 6 3/8% Senior Subordinated Notes are due in February and August.  Based on the $747,000 principal balance of the 6 3/8% Senior Subordinated Notes outstanding on March 31, 2011, interest payments of $24,000 are payable each February and August through February 2013.

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

In the absence of an election for any interest period, interest on the Exchange Notes shall be payable according to the election for the previous interest period, provided that interest accruing from and after May 15, 2012 shall accrue at a rate of 12.5% per annum and shall be payable in cash. A PIK Election is currently in effect.

During the quarter ended March 31, 2011 the Company paid cash interest in the amount of approximately $3.9 million and issued approximately $5.8 million of additional 12 1/2%/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect.

The indentures governing the Company’s 12 1/2%/15% Senior Subordinated Notes also contained covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase common stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 12 1/2%/15% Senior Subordinated Notes, the 6 3/8% Senior Subordinated Notes and the Company’s obligations under the 2011 Credit Agreement.

Period prior to November 2010 Refinancing Transactions

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

On August 5, 2010, the Agent under our Pre-Refinancing Credit Agreement delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes. As a result, neither we nor any of our guaranteeing subsidiaries may make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010.  The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the 2013 Notes Indenture expired on September 15, 2010. While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could have declared the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, no such remedies were exercised as we continued to negotiate the terms of the amended exchange offer and a new support agreement with the members of the ad hoc group of holders of our 2011 and 2013 Notes. The event of default under the 2013 Notes Indenture also constituted an event of default under the Pre-Refinancing Credit Agreement. As of November 24, 2010, any and all existing defaults and events of default that had arisen or may have arisen were cured.

As of each of June 30, 2010, July 1, 2010 and September 30, 2010, we were not in compliance with the terms of our Pre-Refinancing Credit Agreement.  More specifically, (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00 (ii) as of each of July 1, 2010 and September 30, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio and (iii) as of September 30, 2010, we failed to maintain a senior leverage ratio of 4.00 to 1.00.  On July 15, 2010, the Company and its subsidiaries entered into the Forbearance Agreement with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as Agent, and the Required Lenders under our Pre-Refinancing Credit Agreement, relating to the defaults and events of default existing as of June 30, 2010 and July 1, 2010.  On August 13, 2010, we entered into an amendment to the  Forbearance Agreement Amendment that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to the then anticipated default caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern as issued in connection with the restatement of our financial statements.  Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 2011 Notes and/or the 2013 Notes.

 On August 5, 2010, the Agent under our Pre-Refinancing Credit Agreement delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes.  As a result, neither we nor any of our guaranteeing subsidiaries could make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010.  The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the 2013 Notes Indenture expired on September 15, 2010.  While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could declare the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, as of the date of this filing, no such remedies were exercised as we continued to negotiate the terms of the amended exchange offer and a new support agreement with the members of the ad hoc group of holders of our 2011 and 2013 Notes.  The event of default under the 2013 Notes Indenture also constituted an event of default under the Pre-Refinancing Credit Agreement.  As of November 24, 2010, as a result of the November 2010 Refinancing Transactions, any and all existing defaults and events of default that had arisen or may have arisen were cured.

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

Future scheduled minimum principal payments of debt as of March 31, 2011 are as follows:

	Senior Subordinated Notes	Credit Facilities	Note Payable
	(Unaudited)
	(In thousands)

April – December 2011	$—	$2,895	$1,000
2012	—	3,860	—
2013	747	3,860	—
2014	—	3,860	—
2015	—	3,860	—
2016 and thereafter	292,602	367,665	—
Total Debt	$293,349	$386,000	$1,000

8.  INCOME TAXES:

The Company recorded a tax expense of approximately $45.6 million on a pre-tax loss from continuing operations of approximately $18.4 million for the three month period ended March 31, 2011, which resulted in a tax rate of (247.4)%.  This rate is based on the blending of an estimated annual effective tax rate of (250.3)% for Radio One, which has a full valuation allowance for most of its deferred tax assets (“DTAs”), with an estimated annual effective tax rate of 35.3% for Reach Media, which does not have a valuation allowance.  For the three month period ended March 31, 2011, Reach Media generated a tax benefit of $72,000 and therefore it had a negligible impact on the tax rate.

In 2007, the Company concluded it was more likely than not that the benefit from certain of its DTAs would not be realized. The Company considered its historically profitable jurisdictions, its sources of future taxable income and tax planning strategies in determining the amount of valuation allowance recorded. As part of that assessment, the Company also determined that it was not appropriate under generally accepted accounting principles to benefit its DTAs based on DTLs related to indefinite-lived intangibles, consisting principally of certain of the Company’s radio broadcasting licenses, which cannot be scheduled to reverse in the same period. Because the DTL in this case would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. As a result of this assessment, and given the then three year cumulative loss position, the uncertainty of future taxable income and the feasibility of tax planning strategies, the Company recorded a valuation allowance for its DTAs in 2007. For the three month period ended March 31, 2011, an additional valuation allowance for the current year anticipated increase to DTAs related to net operating loss carryforwards from the amortization of indefinite-lived intangibles was included in the annual effective tax rate calculation.

On January 1, 2007, the Company adopted the provisions of ASC 740, “Income Taxes,” related to accounting for uncertainty in income taxes, which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. The nature of the uncertainties pertaining to our income tax position is primarily due to various state tax positions. As of March 31, 2011, we had approximately $5.8 million in unrecognized tax benefits. Accrued interest and penalties related to unrecognized tax benefits is recognized as a component of tax expense. During the three months ended March 31, 2011, the Company recorded an expense for interest and penalties of $13,000.  As of March 31, 2011, the Company had a liability of $278,000 for unrecognized tax benefits for interest and penalties. The Company estimates the possible change in unrecognized tax benefits prior to March 31, 2011 which could range from $0 to a reduction of $15,000, due to expiring statutes.

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

 Stock Repurchase Program

The Company did not have the ability to repurchase stock in 2010 as its prior board approved stock repurchase authorization had expired by its terms on December 31, 2009 and had not been renewed. In April 2011, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “2011 Repurchase Authorization.”) Under the 2011 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $15 million worth of its Class A and/or Class D common stock prior to April 13, 2013.  Repurchases will be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations.  The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law.  The Company expects to implement this stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value.

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

A new stock option and restricted stock plan (the “2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The terms of the 2009 Stock Plan are substantially similar to the prior Plan. The Company has the authority to issue up to 8,250,000 shares of Class D common stock under the 2009 Stock Plan. As of March 31, 2011, 4,935,895 shares of Class D common stock were available for grant under the 2009 Stock Plan.

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

Stock-based compensation expense for the three months ended March 31, 2011 and 2010 was approximately $937,000 and $2.0 million, respectively.

The Company granted 114,675 stock options during the three months ended March 31, 2011 and granted 39,430 stock options during the three months ended March 31, 2010.

	Three Months Ended March 31,
	2011	2010

Average risk-free interest rate	2.86%	3.28%
Expected dividend yield	0.00%	0.00%
Expected lives	6.25 years	6.25 years
Expected volatility	117.1%	111.3%

Transactions and other information relating to stock options for the three months ended March 31, 2011 are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value

Outstanding at December 31, 2010	4,999,000	$9.40		—
Grants	115,000	$1.09
Exercised	—	—
Forfeited/cancelled/expired	3,000	12.60
Balance as of March 31, 2011	5,111,000	$9.21	4.91	$1,131,992
Vested and expected to vest at March 31, 2011	4,952,000	$9.40	4.85	$1,064,775
Unvested at March 31, 2011	775,000	$1.41	7.64	$413,620
Exercisable at March 31, 2011	4,356,000	$10.49	4.46	$718,371

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the three months ended March 31, 2011 and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on March 31, 2011. This amount changes based on the fair market value of the Company’s stock. There were no options exercised or vested during three months ended March 31, 2011.

As of March 31, 2011, $187,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 2.1 months. The stock option weighted-average fair value per share was $4.04 at March 31, 2011.

Transactions and other information relating to restricted stock grants for the three months ended March 31, 2011 are summarized below:

	Shares	Average Fair Value at Grant Date

Unvested at December 31, 2010	2,310,000	$2.92
Grants	—	$—
Vested	(50,000)	$1.23
Forfeited/cancelled/expired	—	$—
Unvested at March 31, 2011	2,260,000	$2.96

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of March 31, 2011, approximately $4.1 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the next 8.1 months.

10.  SEGMENT INFORMATION:

As of March 31, 2011, the Company had two reportable segments: (i) Radio Broadcasting; and (ii) Internet. These two segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.  Beginning in the quarter ending June 30, 2011, in conjunction with the consolidation of TV One, the Company will have an additional reportable segment.

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

 Detailed segment data for the three months ended March 31, 2011 and 2010 is presented in the following tables:

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$63,019	$57,232
Internet	3,515	3,479
Corporate/Eliminations/Other	(1,489)	(1,693)
Consolidated	$65,045	$59,018

Operating Expenses (excluding depreciation, amortization and impairment charges and including stock-based compensation):
Radio Broadcasting	$45,950	$39,866
Internet	5,072	5,622
Corporate/Eliminations/Other	4,403	5,000
Consolidated	$55,425	$50,488

Depreciation and Amortization:
Radio Broadcasting	$2,751	$3,151
Internet	1,118	1,271
Corporate/Eliminations/Other	230	299
Consolidated	$4,099	$4,721

Operating income (loss):
Radio Broadcasting	$14,318	$14,215
Internet	(2,675)	(3,414)
Corporate/Eliminations/Other	(6,122)	(6,992)
Consolidated	$5,521	$3,809

	March 31, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$871,597	$894,160
Internet	31,525	33,698
Corporate/Eliminations/Other	104,305	71,354
Consolidated	$1,007,427	$999,212

11.  RELATED PARTY TRANSACTIONS:

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three months ended March 31, 2011 and 2010, Radio One paid $4,000 and $6,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three months ended March 31, 2011 and 2010, the Company provided no advertising services to Music One. There were no cash, trade or no-charge orders placed by Music One for the three months ended March 31, 2011 and 2010. As of March 31, 2011, Music One owed Radio One $124,000 for office space and administrative services provided.  Subsequent to March 31, 2011, this balance was satisfied in full.

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

12.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

The Company conducts a portion of its business through its subsidiaries. All of the Company’s Subsidiary Guarantors have fully and unconditionally guaranteed the Company’s 6 3/8% Senior Subordinated Notes due February 2013, the 12 1/2%/15% Senior Subordinated Notes due May 2016, and the Company’s obligations under the 2011 Credit Agreement.

Set forth below are consolidated balance sheets for the Company and the Subsidiary Guarantors as of March 31, 2011 and December 31, 2010, and related consolidated statements of operations and cash flows for each of the three months ended March 31, 2011 and 2010. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$28,131	$36,914	$-	$65,045
OPERATING EXPENSES:
Programming and technical	8,570	10,313	-	18,883
Selling, general and administrative, including stock-based compensation	12,896	15,624	-	28,520
Corporate selling, general and administrative, including stock-based compensation	-	8,022	-	8,022
Depreciation and amortization	2,203	1,896	-	4,099
Total operating expenses	23,669	35,855	-	59,524
Operating income	4,462	1,059	-	5,521
INTEREST INCOME	-	8	-	8
INTEREST EXPENSE	-	19,333	-	19,333
LOSS ON RETIREMENT OF DEBT	-	7,743	-	7,743
EQUITY IN INCOME OF AFFILIATED COMPANY	-	3,079	-	3,079
OTHER INCOME	-	25	-	25
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	4,462	(22,905)	-	(18,443)
PROVISION FOR INCOME TAXES	-	45,619	-	45,619
Net income (loss) before equity in income of subsidiaries and discontinued operations	4,462	(68,524)	-	(64,062)
EQUITY IN INCOME OF SUBSIDIARIES	-	4,482	(4,482)	-
Net income (loss) from continuing operations	4,462	(64,042)	(4,482)	(64,062)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	20	-	-	20
NET INCOME (LOSS)	4,482	(64,042)	(4,482)	(64,042)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	203	-	203
NET LOSS INCOME (LOSS) ATTRIBUTABLE TO RADIO ONE, INC.	$4,482	$(64,245)	$(4,482)	$(64,245)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended March 31, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$28,794	$30,224	$-	$59,018
OPERATING EXPENSES:
Programming and technical	8,352	10,233	-	18,585
Selling, general and administrative, including stock-based compensation	13,894	9,113	-	23,007
Corporate selling, general and administrative, including stock-based compensation	-	8,896	-	8,896
Depreciation and amortization	2,555	2,166	-	4,721
Total operating expenses	24,801	30,408	-	55,209
Operating income (loss)	3,993	(184)	-	3,809
INTEREST INCOME	-	25	-	25
INTEREST EXPENSE	-	9,235	-	9,235
EQUITY IN INCOME OF AFFILIATED COMPANY	-	909	-	909
OTHER INCOME (EXPENSE)	111	(588)	-	(477)
Income (loss) before benefit from income taxes, noncontrolling interests in loss of subsidiaries and discontinued operations	4,104	(9,073)	-	(4,969)
BENEFIT FROM INCOME TAXES	-	(309)	-	(309)
Net income (loss) before equity in income of subsidiaries and discontinued operations	4,104	(8,764)	-	(4,660)
EQUITY IN INCOME OF SUBSIDIARIES	-	4,255	(4,255)	-
Net income (loss) from continuing operations	4,104	(4,509)	(4,255)	(4,660)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	151	(88)	-	63
NET INCOME (LOSS)	4,255	(4,597)	(4,255)	(4,597)
NET LOSS ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	(29)	-	(29)
NET LOSS INCOME (LOSS) ATTRIBUTABLE TO RADIO ONE, INC.	$4,255	$(4,568)	$(4,255)	$(4,568)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEET
As of March 31, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$931	$32,886	$-	$33,817
Trade accounts receivable, net of allowance for doubtful accounts	23,630	23,682	-	47,312
Prepaid expenses and other current assets	1,301	4,471	-	5,772
Current assets from discontinued operations	(65)	129	-	64
Total current assets	25,797	61,168	-	86,965
PROPERTY AND EQUIPMENT, net	18,838	13,646	-	32,484
INTANGIBLE ASSETS, net	568,310	266,975	-	835,285
INVESTMENT IN SUBSIDIARIES	-	601,068	(601,068)	-
INVESTMENT IN AFFILIATED COMPANY	-	50,455	-	50,455
OTHER ASSETS	609	1,606	-	2,215
NON-CURRENT ASSESTS FROM DISCONTINUED OPERATIONS	23	-	-	23
Total assets	$613,577	$994,918	$(601,068)	$1,007,427

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$642	$1,031	$-	$1,673
Accrued interest	-	5,695	-	5,695
Accrued compensation and related benefits	1,947	7,547	-	9,494
Income taxes payable	-	2,253	-	2,253
Other current liabilities	8,270	89	-	8,359
Current portion of long-term debt	-	4,860	-	4,860
Current liabilities from discontinued operations	12	38	-	50
Total current liabilities	10,871	21,513	-	32,384
LONG-TERM DEBT, net	-	667,769	-	667,769
OTHER LONG-TERM LIABILITIES	1,638	7,934	-	9,572
DEFERRED TAX LIABILITIES	-	134,413	-	134,413
Total liabilities	12,509	831,629	-	844,138

REDEEMABLE NONCONTROLLING INTERESTS	-	31,269	-	31,269

STOCKHOLDERS’ EQUITY:
Common stock	-	54	-	54
Additional paid-in capital	224,902	995,256	(224,902)	995,256
Retained earnings (accumulated deficit)	376,166	(863,290)	(376,166)	(863,290)
Total stockholders’ equity	601,068	132,020	(601,068)	132,020
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$613,577	$994,918	$(601,068)	$1,007,427

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,482	$(64,042)	$(4,482)	$(64,042)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,203	1,896	-	4,099
Amortization of debt financing costs	-	1,591	-	1,591
Loss on retirement of debt	-	7,743	-	7,743
Non-cash interest	-	6,520	-	6,520
Deferred income taxes	-	45,042	-	45,042
Equity in net income of affiliated company	-	(3,079)	-	(3,079)
Stock-based compensation and other non-cash compensation		937	-	937
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	6,881	4,318	-	11,199
Prepaid expenses and other current assets	30	2,579	-	2,609
Other assets	20	78	-	98
Accounts payable	229	(1,567)	-	(1,338)
Due to corporate/from subsidiaries	(13,509)	13,509	-	-
Accrued interest	-	425	-	425
Accrued compensation and related benefits	(384)	(842)	-	(1,226)
Income taxes payable	-	582	-	582
Other liabilities	(64)	(3,407)	-	(3,471)
Net cash flows provided by operating activities from discontinued operations	-	22	-	22
Net cash flows (used in) provided by operating activities	(112)	12,305	(4,482)	7,711
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(1,812)	-	(1,812)
Investment in subsidiaries	-	(4,482)	4,482	-
Net cash flows used in investing activities	-	(6,294)	4,482	(1,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility, net of original issue discount	-	378,280	-	378,280
Repayment of credit facility	-	(353,681)	-	(353,681)
Debt refinancing and modification costs	-	(5,873)	-	(5,873)
Net cash flows provided by financing activities	-	18,726	-	18,726
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(112)	24,737	-	24,625
CASH AND CASH EQUIVALENTS, beginning of period	1,043	8,149	-	9,192
CASH AND CASH EQUIVALENTS, end of period	$931	$32,886	$-	$33,817

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Three Months Ended March 31, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,255	$(4,597)	$(4,255)	$(4,597)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	2,555	2,166	-	4,721
Amortization of debt financing costs	-	612	-	612
Write off of debt financing costs	-	645	-	645
Deferred income taxes	-	(383)	-	(383)
Equity in net income of affiliated company	-	(909)	-	(909)
Stock-based compensation and other non-cash compensation	224	1,789	-	2,013
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	3,082	(3,545)	-	(463)
Prepaid expenses and other current assets	(318)	(434)	-	(752)
Other assets	227	326	-	553
Accounts payable	(421)	(1,638)	-	(2,059)
Due to corporate/from subsidiaries	(8,825)	8,825	-	-
Accrued interest	-	(5,548)	-	(5,548)
Accrued compensation and related benefits	99	1,282	-	1,381
Income taxes payable	-	(31)	-	(31)
Other liabilities	549	3,202	-	3,751
Net cash flows used in operating activities from discontinued operations	(45)	(17)	-	(62)
Net cash flows provided by (used in) operating activities	1,382	1,745	(4,255)	(1,128)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(812)	(260)	-	(1,072)
Investment in subsidiaries	-	(4,255)	4,255	-
Net cash flows used in investing activities	(812)	(4,515)	4,255	(1,072)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	-	(4,502)	-	(4,502)
Debt refinancing and modification costs	-	(3,303)	-	(3,303)
Net cash flows used in financing activities	-	(7,805)	-	(7,805)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	570	(10,575)	-	(10,005)
CASH AND CASH EQUIVALENTS, beginning of period	127	19,836	-	19,963
CASH AND CASH EQUIVALENTS, end of period	$697	$9,261	$-	$9,958

13.  COMMITMENTS AND CONTINGENCIES:

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

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as 2015. During the three months ended March 31, 2011 and 2010, the Company incurred expenses of approximately $2.8 million and $3.0 million, respectively, in connection with these agreements.

 Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had four standby letters of credit totaling $676,500 in connection with our annual insurance policy renewals. In addition, Reach Media had a letter of credit of $500,000.

Reach Media Noncontrolling Interests Shareholders’ Put Rights

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

14.  SUBSEQUENT EVENTS:

       As of March 31, 2011, Music One, Inc. a related party owned by the Company's CEO and Chairman, owed Radio One $124,000 for office space and administrative services provided.  Subsequent to March 31, 2011, this balance was satisfied in full.

On February 25, 2011, TV One completed a privately placed debt offering of $119 million (the “Redemption Financing”). The Redemption Financing was structured as senior secured notes bearing a 10% coupon and is due 2016. The Redemption Financing was structured to allow for continued distributions to the remaining members of TV One, including Radio One, subject to certain conditions. Subsequently, on February 28, 2011, TV One utilized $82.4 million of the Redemption Financing to repurchase 15.4% of its outstanding membership interests from certain financial investors and 2.0% of its outstanding membership interests held by TV One management (representing approximately 50% of interests held by management). On April 25, 2011, TV One utilized the balance of the Redemption Financing and funds from the remaining members capital call contributions to repurchase 12.4% of its outstanding membership interests from DIRECTV. These redemptions by TV One increased Radio One's holding in TV One from 36.8% to approximately 50.9% as of April 25, 2011.

In addition, beginning in the second quarter, the Company expects to begin to account for TV One on a consolidated basis after having executed an amendment to the TV One operating agreement with the remaining members of TV One concerning certain governance issues.

In April 2011, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “2011 Repurchase Authorization.”)  Under the 2011 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $15 million worth of its Class A and/or Class D common stock prior to April 13, 2013.  Repurchases will be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations.  The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law.  The Company expects to implement this stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value.  Since inception of the 2011 Repurchase Authorization, the Company has repurchased 1,670,535 shares of Class D common stock in the amount of $4.6 million at an average price of $2.76 per share.

On April 1, 2011 the Company issued a standby letter of credit in the amount of $294,000 to support a corporate office lease.

The Company is currently in negotiations with the Company’s CEO for a new employment agreement. Until such time as his new employment agreement is executed, the terms of his April 2008 employment agreement remain in effect including eligibility for the TV One award.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K  for the year ended December 31, 2010.

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

During the three months ended March 31, 2011, approximately 75.9% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Approximately 55.3% of our total net revenue was generated from local advertising and approximately 30.0% was generated from national advertising, including network advertising. In comparison, during the three months ended March 31, 2010, approximately 85.2% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Approximately 58.9% of our total net revenue was generated from local advertising and approximately 36.9% was generated from national advertising, including network advertising. National advertising also includes advertising revenue generated from our internet segments. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

In the broadcasting industry, radio stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely monitor the use of trade and barter agreements.

Community Connect, LLC (“CCI”), which is included within the operations of Interactive One, currently generates the majority of the Company’s internet revenue, and derives its revenue principally from advertising services, including diversity recruiting advertising. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable. Interactive One has a diversity recruiting relationship with Monster, Inc. (“Monster”). Monster posts job listings and advertising on Interactive One websites and Interactive One earns revenue for displaying the images on its websites.

In February 2005, the Company acquired approximately 51% of the common stock of Reach Media for approximately $55.8 million in cash and stock.  Until December 31, 2009, a substantial portion of Reach Media’s revenue was generated from one customer under a sales representation agreement with Radio Networks.

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

(b) Station operating income:  Net income (loss) before depreciation and amortization, income taxes, interest income, interest expense, equity in income of affiliated company, noncontrolling interests in income (loss) of subsidiaries, gain/loss on retirement of debt, other expense, corporate expenses, stock-based compensation expenses, impairment of long-lived assets and gain or loss from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”). Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead, stock-based compensation and discontinued operations. Station operating income is frequently used as a basis for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

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

 Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2011	2010

	(In thousands, except margin data)

Net revenue	$65,045	$59,018
Station operating income	17,806	17,828
Station operating income margin	27.4%	30.2%
Net loss attributable to Radio One, Inc.	$(64,245)	$(4,568)

The reconciliation of net loss to station operating income is as follows:

	Three Months Ended March 31,
	2011	2010

	(In thousands)

Net loss attributable to Radio One, Inc., as reported	$(64,245)	$(4,568)
Add back non-station operating income items included in net loss:
Interest income	(8)	(25)
Interest expense	19,333	9,235
Provision for (benefit from) income taxes	45,619	(309)
Corporate selling, general and administrative, excluding stock-based compensation	7,249	7,285
Stock-based compensation	937	2,013
Loss on retirement of debt	7,743	-
Equity in income of affiliated company	(3,079)	(909)
Other (income) expense, net	(25)	477
Depreciation and amortization	4,099	4,721
Noncontrolling interests in income (loss) of subsidiaries	203	(29)
Income from discontinued operations, net of tax	(20)	(63)
Station operating income	$17,806	$17,828

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010 (In thousands)

	Three Months Ended March 31,
	2011	2010	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$65,045	$59,018	$6,027	10.2%
Operating expenses:
Programming and technical	18,883	18,585	298	1.6
Selling, general and administrative, excluding stock-based compensation	28,356	22,605	5,751	25.4
Corporate selling, general and administrative, excluding stock-based compensation	7,249	7,285	(36)	(0.5)
Stock-based compensation	937	2,013	(1,076)	(53.5)
Depreciation and amortization	4,099	4,721	(622)	(13.2)
Total operating expenses	59,524	55,209	4,315	7.8
Operating income	5,521	3,809	1,712	44.9
Interest income	8	25	(17)	(68.0)
Interest expense	19,333	9,235	10,098	109.3
Loss on retirement of debt	7,743	-	7,743	100.0
Equity in income of affiliated company	3,079	909	2,170	238.7
Other income (expense), net	25	(477)	502	105.2
Loss before provision for (benefit from) income taxes, noncontrolling interests in income (loss) of subsidiaries and discontinued operations	(18,443)	(4,969)	13,474	271.2
Provision for (benefit from) income taxes	45,619	(309)	45,928	14,863.4
Net loss from continuing operations	(64,062)	(4,660)	59,402	1,274.7
Income from discontinued operations, net of tax	20	63	(43)	(68.3)
Net loss	(64,042)	(4,597)	59,445	1,293.1
Net income (loss) attributable to noncontrolling interests	203	(29)	232	800.0
Net loss attributable to Radio One, Inc.	$(64,245)	$(4,568)	$59,677	1,306.4%

 Net revenue

Three Months Ended March 31,		Increase/(Decrease)
2011	2010
$65,045	$59,018	$6,027	10.2%

During the three months ended March 31, 2011, we recognized approximately $65.0 million in net revenue compared to approximately $59.0 million during the same period in 2010. These amounts are net of agency and outside sales representative commissions, which were approximately $6.8 million during the three months ended March 31, 2011, compared to approximately $6.6 million during the same period in 2010. Reach Media net revenues increased 83.8% and were primarily impacted by Reach Media assuming operational and financial control and responsibility for the ongoing cruise event, the “Tom Joyner Fantastic Voyage.”  The “Tom Joyner Fantastic Voyage” took place in March 2011 and generated approximately $6.6 million of revenue for Reach Media.  Excluding the “Fantastic Voyage”, Reach Media revenue was up 1.3% YTY.  Our radio stations’ net revenue decreased 1.5%, and based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP, the markets we operate in increased 4.5% in total revenues, led by a 4.8% increase in local revenues and a 0.4% increase in national revenues. While overall our radio stations’ net revenue decreased, we experienced net revenue growth most significantly in our Atlanta and Richmond markets, while our other markets were flat or declined, with our Columbus and Dallas markets experiencing the most significant declines. Excluding Reach Media, net revenues for our radio division decreased 1.8%. Net revenues for our internet business increased 1.0% for the three months ended March 31, 2011 compared to the same period in 2010.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2011	2010
$18,883	$18,585	$298	1.6%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. The increase for the three months ended March 31, 2011 compared to the same period in 2010 is payroll related due to annual salary increases as well as higher web service fees. Increased programming and technical spending was partially offset by lower music royalties.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2011	2010
$28,356	$22,605	$5,751	25.4%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for radio and internet include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. The increased expense for the three months ended March 31, 2011 compared to the same period in 2010 is primarily due to events spending associated with Reach Media assuming operational and financial control and responsibility for the “Tom Joyner Fantastic Voyage,” held in March 2011. Reach Media incurred approximately $5.6 million of selling, general and administrative expenses associated with the “Tom Joyner Fantastic Voyage.” The increase is also payroll related due to annual salary increases and additional research spending with Arbitron Inc. The increased expenses were partially offset by reduced bad debt expense and less promotional spending.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2011	2010
$7,249	$7,285	$(36)	(0.5)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The decrease in corporate expenses was primarily related to a decrease in compensation expense for the Chief Executive Officer in connection with the potential payment against the TV One award element in his employment Agreement as well as decreased professional fees. The decreases were offset by payroll related increases due to annual salary adjustments and increased bonuses.

Stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2011	2010
$937	$2,013	$(1,076)	(53.5)%

Stock-based compensation expense is due to a long-term incentive plan whereby officers and certain key employees were granted a total of 3,250,000 shares of restricted stock in January of 2010. Stock-based compensation requires measurement of compensation costs for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The decrease in stock-based compensation expense was due to accelerated vesting being recorded for the three months ended March 31, 2010 versus a more normalized vesting for the same period in 2011.

Depreciation and amortization

Three Months Ended March 31,		Increase/(Decrease)
2011	2010
$4,099	$4,721	$(622)	(13.2)%

The decrease in depreciation and amortization expense for the three months ended March 31, 2011 was due primarily to the completion of amortization for certain intangibles and the completion of useful lives for certain fixed assets.

Interest expense

Three Months Ended March 31,		Increase/(Decrease)
2011	2010
$19,333	$9,235	$10,098	109.3%

The increase in interest expense for the three months ended March 31, 2011 was due to our entry into the Amended and Restated Credit Agreement and Amended Exchange Offer on November 24, 2010.  Higher interest rates associated with the amendments were in effect for the three months ended March 31, 2011 compared to the same period in 2010.  The increase in the overall effective cost of borrowing for the three months ended March 31, 2011 was approximately 6.0% compared to the three months ended March 31, 2010.

Loss on retirement of debt

Three Months Ended March 31,		Increase/(Decrease)
2011	2010
$7,743	$—	$7,743	100.0%

The loss on retirement of debt for the three months ended March 31, 2011 was due to a charge related to the retirement of the Amended and Restated Credit Facility on March 31, 2011.  This amount includes a write-off of approximately $6.5 million of capitalized debt financing costs associated with the Amended and Restated Credit Facility and a write-off of approximately $1.2 million associated with the termination of the Company’s interest rate swap agreement.

Equity in income of affiliated company

Three Months Ended March 31,		Increase/(Decrease)
2011	2010
$3,079	$909	$2,170	238.7%

Equity in income of affiliated company primarily reflects our estimated equity in the net income of TV One. The increase to equity in income of affiliated company for the three months ended March 31, 2011 was due primarily to additional net income generated by TV One for the three months ended March 31, 2011 versus the same period in 2010. The Company’s share of the net income is driven by TV One’s current capital structure and the Company’s percentage ownership of the equity securities of TV One.

Other Income (Expense), net

Three Months Ended March 31,		Increase/(Decrease)
2011	2010
$25	$(477)	$502	105.2%

The other expense for the three months ended March 31, 2010 was principally due to the write-off a pro-rata portion of debt financing and modification costs in connection with the lowering of the revolver commitment under the Company’s bank facilities from $500.0 million to $400 million. The $100.0 million reduction to the revolver commitment resulted from entering into a third amendment to our Credit Agreement. The third amendment also waived a non-monetary technical default to the Credit Agreement associated with not designating certain subsidiaries as guarantors under our indentures governing our senior subordinated notes. The write-off of the debt financing and modification costs were partially offset by the recording of the value of translator equipment awarded to the Company as a result of a legal settlement.

Provision for (benefit from) income taxes

Three Months Ended March 31,		Increase/(Decrease)
2011	2010
$45,619	$(309)	$45,928	14,863.4%

For the three months ended March 31, 2011, the provision for income taxes was $45.6 million compared to a benefit from income taxes of approximately $309,000 for the same period in 2010. Approximately $45.3 million of the increase is attributable to the increase in the deferred tax liability (“DTL”) for indefinite-lived intangibles and $310,000 of the increase relates to Radio One state income taxes based on gross receipts.  No tax expense related to the DTL change or state income taxes was recorded for Radio One in the period ended March 31, 2010.  Approximately $275,000 of the tax increase relates to Reach Media, which had a pre-tax loss in the period ended March 31, 2010 and had pre-tax income in the period ended March 31, 2011.

The Company continues to maintain a full valuation allowance for entities other than Reach Media for its deferred tax assets (“DTAs”), including the DTA associated with its net operating loss carryforward. As a result, pre-tax book income for the entities other than Reach Media does not generate any tax expense other than state taxes that are based on gross receipts. Instead, the tax expense for these entities is based primarily on the change in the DTL associated with certain indefinite-lived intangibles, which increases as tax amortization on these intangibles is recognized. For the three months ended March 31, 2011 and 2010, tax expense of approximately $45.3 million and zero was recognized for the change in the DTL, respectively. The zero tax expense for 2010 was based on the need to reduce the 2010 effective tax rate for these entities to zero percent to prevent the recognition of a tax benefit for which management believed it was more likely than not that the benefit would not be realized.

The consolidated effective tax rate for the three months ended March 31, 2011 and 2010 was (247.4)% and 6.2%, respectively.

Income from discontinued operations, net of tax

Three Months Ended March 31,		Increase/(Decrease)
2011	2010
$20	$63	$(43)	(68.3)%

Included in the gain from discontinued operations, net of tax, are the results from operations for  radio station clusters sold in Los Angeles, Miami, Augusta, Louisville, Dayton, Minneapolis and a station in our Boston market (WILD-FM). Discontinued operations also include the results from operations for Giant Magazine, which ceased publication in December 2009. The gain from discontinued operations, net of tax, for the three months ended March 31, 2011 resulted from the disposition of an asset. The gain from discontinued operations, net of tax, for the three months ended March 31, 2010 resulted from the assumption of Giant Magazine’s subscriber liability by another publisher, which was partially offset by legal and litigation expenses incurred as a result of certain previous station sales. The gain from discontinued operations, net of tax, includes no tax provision for the three months ended March 31, 2011 and 2010.

Noncontrolling interests in income (loss) of subsidiaries

Three Months Ended March 31,		Increase/(Decrease)
2011	2010
$203	$(29)	$232	800.0%

 The increase in noncontrolling interests in income (loss) of subsidiaries is due to the generation of net income by Reach Media for the three months ended March 31, 2011 compared to a net loss for the same period in 2010.

Other Data

Station operating income

Station operating income remained flat at approximately $17.8 million for the three months ended March 31, 2011 and 2010. Despite additional revenues associated with the Reach Media “Tom Joyner Fantastic Voyage” held in March 2011, operating expenses increased at a higher rate. The increased expenses were primarily due to additional events spending, payroll related spending associated with annual salary increases, higher web service fees and increased research spending. These expense increases were partially offset by lower music royalties, reduced bad debt expense and less promotional spending.

Station operating income margin

Station operating income margin decreased to 27.4% for the three months ended March 31, 2011 from 30.2% for the comparable period in 2010. The margin decrease was primarily attributable to operating expenses that increased at a higher rate than revenues as described above.

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

Credit Facilities

March 2011 Refinancing Transaction

On March 31, 2011 the Company entered into a new senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks, and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund our obligations with respect to the TV One capital call.  The total amount available under the 2011 Credit Agreement is $411.0 million, consisting of a $386.0 term loan facility that matures on March 31, 2016 and a $25.0 million revolving loan facility that matures on March 31, 2015. Borrowings under the credit facilities are subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the credit facilities can be used for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes.

The 2011 Credit Agreement contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:
▪	1.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:
▪	5.25 to 1.00 on June 30, 2011; and
▪	5.00 to 1.00 on September 30, 2011 and December 31, 2011; and
▪	4.75 to 1.00 on March 31, 2012; and
▪	4.50 to 1.00 on June 30, 2012 and December 31, 2012; and
▪	4.00 to 1.00 on March 31, 2013 and the last day of each fiscal Quarter through September 30, 2013; and
▪	3.75 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014; and
▪	3.25 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:
▪	9.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through December 31, 2011; and
▪	9.00 to 1.00 on March 31, 2012; and
▪	8.75 to 1.00 on June 30, 2012; and
▪	8.50 to 1.00 on September 30, 2012 and December 31, 2012; and
▪	8.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013; and
▪	7.50 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014; and
▪	6.50 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

 (d) limitations on:
▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of March 31, 2011, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement.  As noted in the previous table, measurement of interest coverage, senior secured leverage, and total leverage ratios will commence on June 30, 2011.

Under the terms of the 2011 Credit Agreement, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of the prime rate, the Federal Funds Effective Rate plus 0.50% and the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. Commencing on June 30, 2011, quarterly installments of 0.25%, or $965,000, of the principal balance on the $386.0 million term loan are payable on the last day of each March, June, September and December.

As of March 31, 2011, the Company had approximately $24.4 million of borrowing capacity under its revolving credit facility. Taking into consideration the financial covenants under the 2011 Credit Agreement, approximately $24.4 million of the revolving credit facility was available to be borrowed.

As of March 31, 2011, the Company had outstanding approximately $386.0 million on its term credit facility. During the quarter ended March 31, 2011, the Company borrowed approximately $386.0 million under the 2011 Credit Agreement and repaid approximately $353.7 million under the Amended and Restated Credit Agreement. Proceeds from the 2011 Credit Agreement of approximately $378.3 million, net of original issue discount, were used to repay the Amended and Restated Credit Agreement and pay other fees and expenses, with the balance of the proceeds to be used to fund the TV One capital call. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

Period between and including the November 2010 Refinancing Transactions and March 2011 Refinancing Transaction

On November 24, 2010, the Company entered into a Credit Agreement amendment with its prior syndicate of banks. The Credit Agreement amendment, which amended and restated the Credit agreement (as so amended and restated, the “Amended and Restated Credit Agreement”), among other things, replaced the existing amount of outstanding revolving loans with a $323.0 million term loan and provided for three tranches of revolving loans, including a $20.0 million revolver to be used for working capital, capital expenditures, investments, and other lawful corporate purposes, a $5.1 million revolver to be used solely to redeem and retire the 2011 Notes, and a $13.7 million revolver to be used solely to fund a capital call with respect to TV One (the “November 2010 Refinancing Transaction”).

The Amended and Restated Credit Agreement provided for maintenance of the following maximum fixed charge coverage ratio as of the last day of each fiscal quarter:

Effective Period	Ratio
November 24, 2010 to December 30, 2010	1.05 to 1.00
December 31, 2010 to June 30, 2012	1.07 to 1.00

The Amended and Restated Credit Agreement also provided for maintenance of the following maximum total leverage ratios (subject to certain adjustments if subordinated debt is issued or any portion of the $13.7 million revolver was used to fund a TV One capital call):

Effective Period	Ratio
November 24, 2010 to December 30, 2010	9.35 to 1.00
December 31, 2010 to December 30, 2011	9.00 to 1.00
December 31, 2011 and thereafter	9.25 to 1.00

 The Amended and Restated Credit Agreement also provided for maintenance of the following maximum senior leverage ratios (subject to certain adjustments if any portion of the $13.7 million revolver was used to fund a TV One capital call):

Beginning	No greater than
November 24, 2010 to December 30, 2010	5.25 to 1.00
December 31, 2010 to March 30, 2011	5.00 to 1.00
March 31, 2011 to September 29, 2011	4.75 to 1.00
September 30, 2011 to December 30, 2011	4.50 to 1.00
December 31, 2011 and thereafter	4.75 to 1.00

The Amended and Restated Credit Agreement provided for maintenance of average weekly availability at any time during any period set forth below:

Beginning	Average weekly availability no less than
November 24, 2010 through and including June 30, 2011	$10,000,000
July 1, 2011 and thereafter	$15,000,000

During the period between  November 24, 2010, and of March 31, 2011, the Company was in compliance with all of its financial covenants under the Amended and Restated Credit Agreement.

Under the terms of the Amended and Restated Credit Agreement, interest on both alternate base rate loans and LIBOR loans was payable monthly.  The LIBOR interest rate floor was 1.00% and the alternate base rate was equal to the greater of the prime rate, the Federal Funds Effective Rate plus 0.50% and the LIBOR Rate for a one-month period plus 1.00%.  Interest payable on (i) LIBOR loans were at LIBOR plus 6.25% and (ii) alternate base rate loans was at an alternate base rate plus 5.25% (and, in each case, could have been permanently increased if the Company exceeded certain senior leverage ratio levels, tested quarterly beginning June 30, 2011).  The interest rate paid in excess of LIBOR could have been as high as 7.25% during the last quarter prior to maturity if the Company exceeded the senior leverage ratio levels on each test date. Commencing on September 30, 2011, quarterly installments of 0.25%, or $807,500, of the principal balance on the $323.0 million term loan were payable on the last day of each March, June, September and December.

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

As a result of our repurchase and refinancing of the 2011 Notes, the expiration of the Amended and Restated Credit Agreement was June 30, 2012.

On March 31, 2011, the Company repaid all obligations under, and terminated, the Amended and Restated Credit Agreement. During the quarter ended March 31, 2011 the Company did not borrow from the Amended and Restated Credit Agreement and repaid approximately $353.7 million.

 Pre November 2010 Refinancing Transactions

       In June 2005, the Company entered into the Credit Agreement with a syndicate of banks (the “Pre-Refinancing Credit Agreement”), and simultaneously borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Pre-Refinancing Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. Prior to the November 2010 Refinancing Transaction, the Pre-Refinancing Credit Agreement was to expire the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8 7/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement was $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities were subject to compliance with certain provisions including, but not limited, to financial covenants. The Company could use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes.

       During the quarter ended March 31, 2010, we noted that certain of our subsidiaries identified as guarantors in our financial statements did not have requisite guarantees filed with the trustee as required under the terms of the indentures governing the 6⅜% Senior Subordinated Notes due 2013 (the “2013 Notes”) and 2011 Notes (the “Non-Joinder of Certain Subsidiaries”).  The Non-Joinder of Certain Subsidiaries caused a non-monetary, technical default under the terms of the relevant indentures at December 31, 2009, causing a non-monetary, technical cross-default at December 31, 2009 under the terms of our Pre-Refinancing Credit Agreement.  On March 30, 2010, we joined the relevant subsidiaries as guarantors under the relevant indentures (the “Joinder”).  Further, on March 30, 2010, we entered into a third amendment (the “Third Amendment”) to the Pre-Refinancing Credit Agreement.  The Third Amendment provided for, among other things: (i) a $100.0 million revolver commitment reduction (from $500.0 million to $400.0 million) under the bank facilities; (ii) a 1.0% floor with respect to any loan bearing interest at a rate determined by reference to the adjusted LIBOR (iii) certain additional collateral requirements; (iv) certain limitations on the use of proceeds from the revolving loan commitments; (v) the addition of Interactive One, LLC as a guarantor of the loans under the Pre-Refinancing Credit Agreement and under the notes governed by the Company’s 2011 Notes and 2013 Notes; (vi) the waiver of the technical cross-defaults that existed as of December 31, 2009 and through the date of the amendment arising due to the Non-Joinder of Certain Subsidiaries; and (vii) the payment of certain fees and expenses of the lenders in connection with their diligence work on the amendment.

Under the terms of the Pre-Refinancing Credit Agreement, upon any breach or default under either the 8 7/8% Senior Subordinated Notes due July 2011 or the 6⅜% Senior Subordinated Notes due February 2013, the lenders could among other actions immediately terminate the Pre-Refinancing Credit Agreement and declare the loans then outstanding under the Pre-Refinancing Credit Agreement to be due and payable in whole immediately.  Similarly, under the 8 7/8% Senior Subordinated Notes and the 6⅜% Senior Subordinated Notes, a default under the terms of the Pre-Refinancing Credit Agreement would constitute an event of default, and the trustees or the holders of at least 25% in principal amount of the then outstanding notes (under either class) may declare the principal of such class of note and interest to be due and payable immediately.

As of each of June 30, 2010, July 1, 2010 and September 30, 2010, we were not in compliance with the terms of the Pre-Refinancing Credit Agreement.  More specifically, (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00 (ii) as of each of July 1, 2010 and September 30, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio and (iii) as of September 30, 2010, we failed to maintain a senior leverage ratio of 4.00 to 1.00.  On July 15, 2010, the Company and its subsidiaries entered into a forbearance agreement (the “Forbearance Agreement”) with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as administrative agent (the “Agent”), and financial institutions constituting the majority of outstanding loans and commitments (the “Required Lenders”) under the Pre-Refinancing Credit Agreement, relating to the defaults and events of default existing as of June 30, 2010 and July 1, 2010.  On August 13, 2010, we entered into an amendment to the  Forbearance Agreement (the “Forbearance Agreement Amendment”) that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to the then anticipated default caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern as issued in connection with the restatement of our financial statements.  Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 2011 Notes and/or the 2013 Notes.

On August 5, 2010, the Agent delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes.  As a result, neither we nor any of our guaranteeing subsidiaries could make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010.  The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the 2013 Notes Indenture expired on September 15, 2010.  While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could have declared the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, no such remedies were exercised as we continued to negotiate the terms of the amended exchange offer and a new support agreement with the members of the ad hoc group of holders of our 2011 Notes and 2013 Notes.  The event of default under the 2013 Notes Indenture also constituted an event of default under the Pre-Refinancing Credit Agreement.  While the Forbearance Agreement Amendment expired by its terms on September 10, 2010, we and the Agent continued to negotiate the terms of a credit facility amendment and the Agent and the lenders did not exercise additional remedies under the Pre-Refinancing Credit Agreement. The Amended and Restated Credit Agreement cured all of these issues.

Senior Subordinated Notes

Period between and including the November 2010 Refinancing Transactions and March 2011 Refinancing Transaction

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

As of March 31, 2011, the Company had outstanding $747,000 of its 6 3/8% Senior Subordinated Notes due February 2013 and $292.6 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016. During the year ended December 31, 2010, pursuant to the debt exchange, the Company repurchased $101.5 million of the 8 7/8% Senior Subordinated Notes at par and $199.3 million of the 6 3/8% Senior Subordinated Notes at an average discount of 5.0%, and recorded a gain on the retirement of debt of approximately $6.6 million, net of the write-off of deferred financing costs of approximately $3.3 million. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of $292.6 million and a fair value of approximately $308.0 million as of March 31, 2011, and the 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $710,000 as of March 31, 2011. The fair values were determined based on the trading value of the instruments as of the reporting date.

Interest payments under the terms of the 6 3/8% Senior Subordinated Notes are due in February and August.  Based on the $747,000 principal balance of the 6 3/8% Senior Subordinated Notes outstanding on March 31, 2011, interest payments of $24,000 are payable each February and August through February 2013.

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

In the absence of an election for any interest period, interest on the Exchange Notes shall be payable according to the election for the previous interest period, provided that interest accruing from and after May 15, 2012 shall accrue at a rate of 12.5% per annum and shall be payable in cash. A PIK Election is currently in effect.

During the quarter ended March 31, 2011 the Company paid cash interest in the amount of approximately $3.9 million and issued approximately $5.8 million of additional 12 1/2%/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect.

The indentures governing the Company’s 12 1/2%/15% Senior Subordinated Notes also contained covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase common stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 12 1/2%/15% Senior Subordinated Notes, the 6 3/8% Senior Subordinated Notes and the Company’s obligations under the 2011 Credit Agreement.

Period prior to November 2010 Refinancing Transactions

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

On August 5, 2010, the Agent under our Pre-Refinancing Credit Agreement delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes. As a result, neither we nor any of our guaranteeing subsidiaries may make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010.  The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the 2013 Notes Indenture expired on September 15, 2010. While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could have declared the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, no such remedies were exercised as we continued to negotiate the terms of the amended exchange offer and a new support agreement with the members of the ad hoc group of holders of our 2011 and 2013 Notes. The event of default under the 2013 Notes Indenture also constituted an event of default under the Pre-Refinancing Credit Agreement. As of November 24, 2010, any and all existing defaults and events of default that had arisen or may have arisen were cured.

As of each of June 30, 2010, July 1, 2010 and September 30, 2010, we were not in compliance with the terms of our Pre-Refinancing Credit Agreement.  More specifically, (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00 (ii) as of each of July 1, 2010 and September 30, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio and (iii) as of September 30, 2010, we failed to maintain a senior leverage ratio of 4.00 to 1.00.  On July 15, 2010, the Company and its subsidiaries entered into the Forbearance Agreement with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as Agent, and the Required Lenders under our Pre-Refinancing Credit Agreement, relating to the defaults and events of default existing as of June 30, 2010 and July 1, 2010.  On August 13, 2010, we entered into an amendment to the  Forbearance Agreement Amendment that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to the then anticipated default caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern as issued in connection with the restatement of our financial statements.  Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 2011 Notes and/or the 2013 Notes.

 On August 5, 2010, the Agent under our Pre-Refinancing Credit Agreement delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes.  As a result, neither we nor any of our guaranteeing subsidiaries could make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010.  The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the 2013 Notes Indenture expired on September 15, 2010.  While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could declare the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, as of the date of this filing, no such remedies were exercised as we continued to negotiate the terms of the amended exchange offer and a new support agreement with the members of the ad hoc group of holders of our 2011 and 2013 Notes.  The event of default under the 2013 Notes Indenture also constituted an event of default under the Pre-Refinancing Credit Agreement.  As of November 24, 2010, as a result of the November 2010 Refinancing Transactions, any and all existing defaults and events of default that had arisen or may have arisen were cured.

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

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 12 1/2%/15% Senior Subordinated Notes, the 6 3/8% Senior Subordinated Notes and the Company’s obligations under the Amended and Restated Credit Agreement.

The following table summarizes the interest rates in effect with respect to our debt as of March 31, 2011:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$378.3	7.5%
12 1/2%/15% Senior Subordinated Notes (fixed rate)	$292.6	15.00%
Note payable (fixed rate)	$1.0	7.00%
87/8% 6 3/8% Senior Subordinated Notes (fixed rate)	$0.7	6.38%

(1)	Subject to variable Libor Rate plus a spread currently at 6.50% and incorporated into the applicable interest rate set forth above.

The indentures governing our Prior Notes and our 2016 Notes require that we comply with certain financial covenants limiting our ability to incur additional debt. Such terms also place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things. As of November 24, 2010 and in connection with the November 2010 Refinancing Transactions, we and the trustee under the indentures governing our Prior Notes entered into supplemental indentures which waived any and all existing defaults and events of default that had arisen or may have arisen that may be waived and eliminated substantially all of the covenants in each indenture other than the covenants to pay principal of and interest on the Prior Notes when due, and eliminated or modified the related events of default.  Our 2011 Credit Agreement also requires compliance with financial tests based on financial position and results of operations, including an interest coverage, senior secured leverage, and total leverage ratios, all of which could effectively limit our ability to borrow under the 2011 Credit Agreement.

Reach Media issued a $1.0 million promissory note payable in November 2009 to a subsidiary of Citadel. The note was issued in connection with Reach Media entering into a new sales representation agreement with Radio Networks. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011.

The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2011 and 2010:

	2011	2010
	(In thousands)

Net cash flows provided by (used in) operating activities	$7,711	$(1,128)
Net cash flows used in investing activities	$(1,812)	$(1,072)
Net cash flows provided by (used in) financing activities	$18,726	$(7,805)

      Net cash flows provided by operating activities were approximately $7.7 million for the three months ended March 31, 2011 compared to net cash flows used in operating activities of approximately $1.1 million for the three months ended March 31, 2010. Cash flows from operating activities for the three months ended March 31, 2011 increased from the prior year primarily due to changes in operating assets and liabilities, primarily an increase in cash flows from the change in accounts receivable and prepaid expenses and other assets, offset by a decrease in cash flows from the change in other liabilities.

      Net cash flows used in investing activities were approximately $1.8 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively. Capital expenditures, including digital tower and transmitter upgrades, and deposits for station equipment and purchases were approximately $1.8 million and $1.1 million for the three months ended March 31, 2011 and 2010, respectively.

      Net cash flows provided by financing activities were approximately $18.7 million for the three months ended March 31, 2011 compared to net cash flows used in financing activities of $7.8 million for the three months ended March 31, 2010. During the three months ended March 31, 2011, the Company borrowed $378.3 million from its credit facility, while during the three months ended March 31, 2010, the Company had no borrowings from its credit facility. During the three months ended March 31, 2011 and 2010, we repaid approximately $353.7 million and $4.5 million, respectively, in outstanding debt. During the three months ended March 31, 2011 and 2010, we capitalized approximately $5.9 million and $3.3 million, respectively of costs associated with our debt refinancing and evaluation of various alternatives associated with our indebtedness and its upcoming maturities.

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

On December 8, 2010, Moody’s confirmed the Company’s Caa1 Corporate Family Rating (“CFR”), assigned a B1 rating to the Company’s credit facilities and assigned a Caa3 rating to the Company’s new 12 1/2%/15% senior subordinated notes due 2016. These actions reflected our successful amendment of our senior secured credit facilities and an exchange offer for its subordinated debt on November 24, 2010.

On November 24, 2010, S&P raised the Company’s long-term corporate credit rating to “CCC+” from “SD” with a positive rating outlook. In addition, S&P raised our issue-level rating on our senior secured debt to “B” from “CCC+.”  S&P also rated the Company's new 12 1/2%/15% senior subordinated notes due 2016 “CCC-”, rated the remaining portion of the Company's existing 6 3/8% senior subordinated notes due 2013 “CCC-” and affirmed a “CCC-”issue-level rating on the remaining portion of the company's existing 8 7/8% senior subordinated notes.

S&P’s actions reflected our successful November 24, 2010 amendment of our senior secured credit facilities and an exchange offer for its subordinated debt. S&P noted, the transactions eliminated near-term refinancing risk of our senior secured debt, which was set to mature January 1, 2011, if we were unable to refinance its 8 7/8% senior subordinated notes prior to that date.  S&P further noted that following the amendment, we were able to cure the default on our 6 3/8% senior subordinated notes by paying its missed August 15, 2010 interest payment.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

      Our significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies of the consolidated financial statements in our Annual Report on Form 10-K. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2010, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes to our accounting policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2010.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of March 31, 2011, we had approximately $678.7 million in broadcast licenses and $121.4 million in goodwill, which totaled $800.1 million, and represented approximately 79.4% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We did not record any impairment charges for the three months ended March 31, 2011 and 2010. The recent improvements in the economic environment, credit markets and advertising industry have contributed to more stable valuations of these assets.

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

Valuation of Broadcasting Licenses

       We utilize the services of a third-party valuation firm to provide independent analysis when evaluating the fair value of our radio broadcasting licenses and reporting units, including goodwill. The testing for radio broadcasting licenses is performed at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a clustering of radio stations into one geographical market. We use the income approach to value broadcasting licenses, which involves a 10-year model that incorporates several variables, including, but not limited to: (i) estimated discounted cash flows of a hypothetical market participant; (ii) estimated radio market revenue and growth projections; (iii) estimated market share and revenue for the hypothetical participant; (iv) likely media competition within the market; (v) estimated start-up costs and losses incurred in the early years; (vi) estimated profit margins and cash flows based on market size and station type; (vii) anticipated capital expenditures; (viii) probable future terminal values; (ix) an effective tax rate assumption; and (x) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures. Since our last annual assessment of radio broadcasting licenses; no triggering events have occurred requiring the Company to reassess license valuations since our annual assessment. Since our October 2010 annual assessment, we have not made any changes to the methodology for valuing broadcasting licenses.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 19 reporting units as of our October 2010 annual impairment assessment. For the purpose of valuing goodwill, the 19 reporting units consist of the 16 radio markets and three other business divisions. In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are generally based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. Since our October 2010 annual assessment, we have not made any changes to the methodology of valuing or allocating goodwill when determining the carrying values of the radio markets, Reach Media or Interactive One.

In February, May and August of 2010, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Reach Media net revenues and cash flows declined for 2010 and full year internal projections were revised.  The revenues declined following the December 31, 2009 expiration of a sales representation agreement with Citadel Broadcasting Corporation (“Citadel”) whereby a minimum level of revenue was guaranteed over the term of the agreement.  Effective January 1, 2010, Reach Media’s newly established sales organization began selling its inventory on the Tom Joyner Morning Show and under a new commission-based sales representation agreement with Citadel, which sells certain inventory owned by Reach Media in connection with its 108 radio station affiliate agreements.  Management revised its internal projections for Reach Media by lowering the Year 1 revenue growth rate to 2.5% in May and August 2010, versus 16.5% assumed in the previous annual assessment. Given the relative improvement in the credit markets since late 2009, the discount rate was lowered to 13.5% for both the February and May 2010 assessments and again lowered to 13.0% for the August 2010 assessment.  As part of the year end impairment testing, the discount rate was increased to 13.5% and we reduced our operating cash flow projections and assumptions compared to the interim assessments based on declining revenue projections and actual results which did not meet budget.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for all interim, annual and year end assessments since January 2010. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of the February, May and August 2010 interim assessments, the Company concluded no impairment to the carrying value of Reach Media had occurred. During the fourth quarter, Reach Media’s operating performance continued to decline, but at a decreasing rate.  We believe this represented an impairment indicator and as a result, we performed a year end impairment assessment at December 31, 2010. We recorded an impairment charge of $16.1 million during the quarter ended December 31, 2010 in connection with this assessment. We performed an interim impairment assessment at March 31, 2011 as Reach Media did not meet its budgeted operating cash flow for the first quarter. As a result of the March 2011 interim impairment test, the Company concluded that the carrying value of goodwill attributable to Reach Media had not been impaired.

Reach Media Goodwill (Reporting Unit Within the Radio Broadcasting Segment)	February 28, 2010	May 31, 2010	August 31, 2010	December 31, 2010	March 31, 2011

Pre-tax impairment charge	$–	$–	$–	$16.1	$–

Discount Rate	13.5%	13.5%	13.0%	13.5%	13.5%
2010 (Year 1) Revenue Growth Rate	8.5%	2.5%	2.5%	2.5%	2.5%
Long-term Revenue Growth Rate Range	2.5% – 3.0%	2.5% – 2.9%	2.5% – 3.3%	(2.6)% - 4.4%	(1.3)% - 4.9%
Operating Profit Margin Range	22.7% - 31.4%	23.3% - 31.5%	25.5% - 31.2%	15.5% - 25.9%	16.2% - 27.4%

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

As of March 31, 2011, we had a total goodwill carrying value of approximately $121.4 million across 12 of our 19 reporting units. The below table indicates the long-term cash flow growth rates assumed in our impairment testing and the long-term cash flow growth/decline rates that would result in additional goodwill impairment. For three of the reporting units, given each of their significant fair value over carrying value excess, any future goodwill impairment is not likely. However, should our estimates and assumptions for assessing the fair values of the remaining reporting units with goodwill worsen to reflect the below or lower cash flow growth/decline rates, additional goodwill impairments may be warranted in the future.

Reporting Unit	Long-Term Cash Flow Growth Rate Used	Long-Term Cash Flow Growth/Decline Rate That Would Result in Impairment (a)

2	2.0%	Impairment not likely
16	2.5%	Impairment not likely
11	1.5%	Impairment not likely
5	1.5%	0.0%
12	2.0%	0.0%
7	1.5%	(0.4)%
6	1.5%	(1.5)%
19	2.5%	(2.1)%
1	2.0%	(2.7)%
10	2.5%	(6.3)%
13	2.0%	(7.2)%
18	3.0%	(24.0)%

(a)
The long-term cash flow growth/decline rate that would result in additional goodwill impairment applies only to further goodwill impairment and not to any future license impairment that would result from lowering the long-term cash flow growth rates used.

Several of the licenses in our units of accounting have no or limited excess of fair values over their respective carrying values. The Company last measured the fair value of its radio broadcasting licenses as of October 1, 2010 in connection with its 2010 annual impairment test. Economic conditions continue to have stabilized since our 2010 annual assessment and no triggering events have occurred requiring the Company to update the valuation since then. Should our estimates, assumptions, or events or circumstances for any upcoming valuations worsen in the units with no or limited fair value cushion, additional license impairments may be needed in the future.

In addition to assessing the fair value of Reach Media as of March 2011, we performed a sensitivity analysis showing the impact resulting from: (i) a 1% or 100 basis point decrease in Reach Media growth rates; (ii) a 1% or 100 basis point decrease in cash flow margins; (iii) a 1% or 100 basis point increase in the discount rate; and (iv) both a 5% and 10% reduction in the fair values of Reach Media. A hypothetical change in all of the stated factors did not result in any impairment.

Impairment of Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment triggering events for these assets for the three months ended March 31, 2011 and 2010.

Allowance for Doubtful Accounts

We must make estimates of the uncollectability of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the past four years, including the quarter ended March 31, 2011, our historical bad debt results have averaged approximately 5.1% of our outstanding trade receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required.

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

Equity Accounting

 We account for our investment in TV One under the equity method of accounting in accordance with ASC 323, “Investments – Equity Method and Joint Ventures.” We have recorded our investment at cost and have adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from net income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. We will review the realizability of the investment if conditions are present or events occur to suggest that an impairment of the investment may exist.  Beginning in the quarter ending June 30, 2011, the Company expects to begin to account for TV One on a consolidated basis.

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

To address the exposures of unrecognized tax positions, in January 2007, we adopted ASC 740 pertaining to the accounting for uncertainty in income taxes, which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of March 31, 2011, we had approximately $5.8 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

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

Fair Value Measurements

The Company has accounted for an award called for in the CEO’s employment agreement (the “Employment Agreement”) as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” According to the Employment Agreement, which was executed in April 2008, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the agreement, and the award lapses upon expiration of the Employment Agreement, or earlier, if the CEO voluntarily left the Company or was terminated for cause.  The Company is currently in negotiations with the Company’s CEO for a new employment agreement. Until such time as his new employment agreement is executed, the terms of his April 2008 employment agreement remain in effect including eligibility for the TV One award.

The Company reassessed the estimated fair value of the award as of March 31, 2011 at approximately $6.8 million and, accordingly, recorded compensation expense and a liability for that amount. The fair value of the award as of December 31, 2010 was approximately $6.8 million. The fair valuation incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

 With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interests as of March 31, 2011 was approximately $31.3 million.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

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

Effective January 1, 2009, the Company adopted an accounting standard update from the Emerging Issues Task Force consensus regarding the accounting for contingent consideration agreements of an equity method investment and the requirement for the investor to recognize its share of any impairment charges recorded by the investee.  This update to ASC 323, “Investments – Equity Method and Joint Ventures,” requires the investor to record share issuances by the investee as if it has sold a portion of its investment with any resulting gain or loss being reflected in earnings. The adoption of this update did not have any impact on the Company’s consolidated financial statements.

CAPITAL AND COMMERICAL COMMITMENTS:

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times beginning October 1, 2011 through August 1, 2014. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

TV One Cable Network

Pursuant to a limited liability company agreement dated July 18, 2003, the Company and certain other investors formed TV One for the purpose of developing and distributing a new television programming service. At that time, we committed to make a cumulative cash investment in TV One of $74.0 million, of which $60.3 million had been funded as of April 30, 2007. Since December 31, 2006, the initial four year commitment period for funding the capital had extended on a quarterly basis due in part to TV One’s lower than anticipated capital needs. We funded our remaining capital commitment amount of approximately $13.7 million on April 19, 2011 and currently anticipate no further capital commitment.

Indebtedness

The total amount available under our 2011 Credit Agreement is $411.0 million, consisting of a $386.0 term loan facility that matures on March 31, 2016 and a $25.0 million revolving loan facility that matures on March 31, 2015. We also have outstanding $747,000 in 6 3/8% Senior Subordinated Notes due February 2013 and $292.6 million in our 12 1/2%/15% Senior Subordinated Notes due May 2016. Reach Media issued a $1.0 million promissory note payable in November 2009 to a subsidiary of Citadel. The note was issued in connection with Reach Media reacquiring Citadel’s noncontrolling stock ownership in Reach Media as well as entering into a new sales representation agreement with Radio Networks, a subsidiary of Citadel. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011. See “Liquidity and Capital Resources.”

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

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2015. During the three months ended March 31, 2011 and 2010, the Company incurred expenses of approximately $2.8 million and $3.0 million, respectively, in connection with these agreements.

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of March 31, 2011:

	Payments Due by Period
Contractual Obligations	2011	2012	2013	2014	2015	2016 and Beyond	Total
	(In thousands)
6 3/8% Senior Subordinated Notes(1)	$36	$48	$753	$—	$—	$—	$837
12 1/2%/15% Senior Subordinated Notes(1)	34,169	43,838	40,879	40,879	40,879	339,980	540,624
Credit facilities(2)	25,202	33,034	33,034	33,034	33,034	374,958	532,296
Note payable(3)	1,053	—	—	—	—	—	1,053
Other operating contracts/ agreements(4)	27,561	28,434	12,572	11,101	59	201	79,928
Operating lease obligations	6,508	6,958	5,505	4,620	3,468	12,094	39,153
TV One capital commitment (5)	13,700	—	—	—	—	—	13,700
Total	$108,229	$112,312	$92,743	$89,634	$77,440	$727,233	$1,207,591

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of March 31, 2011.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of March 31, 2011.

(3)
Represents a $1.0 million promissory note payable issued in November 2009 by Reach Media to a subsidiary of Citadel.The note was issued in connection with Reach Media reacquiring Citadel’s noncontrolling stock ownership in Reach Media as well as entering into a new sales representation agreement with Radio Networks, a subsidiary of Citadel. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011.

(4)
Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements.

(5)	Represents funding of our remaining TV One capital commitment.

As of December 31, 2010, we had a swap agreement in place for a total notional amount of $25.0 million. At that point, the period remaining on the swap agreement was 18 months. As of March 31, 2011, the remaining $25.0 million swap agreement was terminated in conjunction with the March 31, 2011 retirement of our previous Credit Agreement.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2011, we had four standby letters of credit totaling $676,500 in connection with our annual insurance policy renewals.  In addition Reach Media had a letter of credit of $500,000.

RELATED PARTY TRANSACTIONS

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three months ended March 31, 2011 and 2010, Radio One paid $4,000 and $6,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three months ended March 31, 2011 and 2010, the Company provided no advertising services to Music One. There were no cash, trade or no-charge orders placed by Music One for the three months ended March 31, 2011 and 2010. As of March 31, 2011, Music One owed Radio One $124,000 for office space and administrative services provided.  Subsequent to March 31, 2011, this balance was satisfied in full.

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

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Radio One, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2010.  Our exposure related to market risk has not changed materially since December 31, 2010.

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

Changes in internal control over financial reporting

During the three months ended March 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2010 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

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

May 13, 2011