Form 10-Q
period 2011-06-30
RADIO ONE, INC.
filed 2011-08-15
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-Q
 ________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 9, 2011
Class A Common Stock, $.001 Par Value	2,787,426
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	3,121,048
Class D Common Stock, $.001 Par Value	42,830,226

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

•	continued fluctuations in the economy could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given the current economic environment;

•	our relationship with a significant customer has changed and we no longer have a guaranteed level of revenue from that customer;

•	risks associated with the implementation and execution of our business diversification strategy including our ownership of a significant interest in TV One, LLC;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•
financial losses that may be incurred due to provisioning for income taxes and impairment charges against our broadcasting licenses, goodwill and other intangible assets, particularly in light of the current economic environment;

•	increased competition from new media and technologies;

•	the impact of our acquisitions, dispositions and similar transactions; and

•
other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
		(As Adjusted – See Note 1)		(As Adjusted – See Note 1)

	(In thousands, except share data)

NET REVENUE	$97,062	$75,146	$162,070	$134,126
OPERATING EXPENSES:
Programming and technical	30,718	19,294	49,549	37,829
Selling, general and administrative, including stock-based compensation of $212 and $279, and $376 and $682, respectively	31,806	27,743	60,301	50,729
Corporate selling, general and administrative, including stock-based compensation of $987 and $1,677, and $1,760 and $3,287, respectively	8,510	9,441	16,532	18,336
Depreciation and amortization	10,238	4,837	14,321	9,545
Total operating expenses	81,272	61,315	140,703	116,439
Operating income	15,790	13,831	21,367	17,687
INTEREST INCOME	9	43	17	67
INTEREST EXPENSE	22,916	9,703	42,249	18,938
LOSS ON RETIREMENT OF DEBT	—	—	7,743	—
GAIN ON INVESTMENT IN AFFILIATED COMPANY	146,879	—	146,879	—
EQUITY IN INCOME OF AFFILIATED COMPANY	208	1,139	3,287	2,048
OTHER EXPENSE, net	47	2,406	22	2,883
Income (loss) before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and loss from discontinued operations	139,923	2,904	121,536	(2,019)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	38,611	233	84,230	(75)
Net income (loss) from continuing operations	101,312	2,671	37,306	(1,944)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(45)	(177)	(81)	(159)
CONSOLIDATED NET INCOME (LOSS)	101,267	2,494	37,225	(2,103)
NONCONTROLLING INTERESTS IN INCOME OF SUBSIDIARIES	2,717	446	2,920	417
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$98,550	$2,048	$34,305	$(2,520)

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$1.94	$0.04	$0.67	$(0.05)
Discontinued operations, net of tax	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss) attributable to common stockholders	$1.94	$0.04	$0.67	$(0.05)

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$1.86	$0.04	$0.64	$(0.05)
Discontinued operations, net of tax	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss) attributable to common stockholders	$1.86	$0.04	$0.64	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	50,831,560	51,054,572	51,474,556	50,942,693
Diluted	52,905,060	54,302,885	53,646,473	50,942,693

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS
	As of
	June 30, 2011	December 31, 2010
	(Unaudited)	(As Adjusted – See Note 1)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$29,889	$9,192
Short-term investments	584	—
Trade accounts receivable, net of allowance for doubtful accounts of $3,323 and $3,023, respectively	83,181	58,427
Prepaid expenses	4,185	6,809
Current portion of content assets	17,732	—
Other current assets	1,475	1,564
Current assets from discontinued operations	129	159
Total current assets	137,175	76,151
PREPAID PROGRAMMING AND DEPOSITS	5,064	—
CONTENT ASSETS, net	47,322	—
PROPERTY AND EQUIPMENT, net	33,629	33,041
GOODWILL	285,932	121,502
RADIO BROADCASTING LICENSES	677,407	677,407
LAUNCH ASSETS, net	36,941	—
OTHER INTANGIBLE ASSETS, net	289,258	40,036
LONG-TERM INVESTMENTS	6,136	—
INVESTMENT IN AFFILIATED COMPANY	—	47,470
OTHER ASSETS	3,479	1,981
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	1,513	1,624
Total assets	$1,523,856	$999,212
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$4,648	$3,009
Accrued interest	6,362	4,558
Accrued compensation and related benefits	10,593	10,721
Current portion of content payables	23,254	—
Income taxes payable	1,914	1,671
Other current liabilities	10,326	11,704
Current portion of long-term debt	4,860	18,402
Current liabilities from discontinued operations	80	34
Total current liabilities	62,037	50,099
LONG-TERM DEBT, net of current portion and original issue discount	792,773	623,820
CONTENT PAYABLES, net of current portion	18,214	—
OTHER LONG-TERM LIABILITIES	16,198	10,894
DEFERRED TAX LIABILITIES	172,536	89,392
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	33	37
Total liabilities	1,061,791	774,242

REDEEMABLE NONCONTROLLING INTERESTS	28,736	30,635

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at June 30, 2011 and December 31, 2010	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,787,426 and 2,863,912 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 42,830,226 and 45,541,082 shares issued and outstanding as of June 30, 2011 and December 31, 2010, respectively	42	45
Accumulated other comprehensive income (loss)	56	(1,424)
Additional paid-in capital	991,884	994,750
Accumulated deficit	(764,740)	(799,045)
Total stockholders’ equity	227,251	194,335
Noncontrolling interest	206,078	—
Total equity	433,329	194,335
Total liabilities, redeemable noncontrolling interests and equity	$1,523,856	$999,212
The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

	Radio One, Inc. Stockholders
	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Comprehensive Income	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	(In thousands)
BALANCE, as of December 31, 2010	$—	$3	$3	$3	$45		$(1,424)	$994,750	$(799,045)	$—	$194,335
Comprehensive income:
Consolidated net income	—	—	—	—	—	$37,225	—	—	34,305	2,313	36,618
Conversion of 76,486 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—	—
Repurchase of 2,787,342 shares of Class D common stock	—	—	—	—	(3)	—	—	(7,507)	—	—	(7,510)
Recognition of noncontrolling interest in connection with consolidation of TV One	—	—	—	—	—	—	—	—	—	203,765	203,765
Net change in unrealized gain on investment activities	—	—	—	—	—	56	56	—	—	—	56
Change in unrealized loss on derivative and hedging activities, net of taxes	—	—	—	—	—	—	158	—	—	—	158
Termination of interest rate swap	—	—	—	—	—	—	1,266	—	—	—	1,266
Comprehensive income						$37,281
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—		—	2,505	—	—	2,505
Stock-based compensation expense	—	—	—	—	—		—	2,136	—	—	2,136
BALANCE, as of June 30, 2011	$—	$3	$3	$3	$42		$56	$991,884	$(764,740)	$206,078	$433,329

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2011	2010
		(As Adjusted – See Note 1)
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$37,225	$(2,103)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	14,321	9,545
Amortization of debt financing costs	2,339	1,168
Amortization of content assets	9,406	—
Write off of debt financing costs	—	3,055
Deferred income taxes	84,230	(818)
Gain on investment in affiliated company	(146,879)	—
Equity in income of affiliated company	(3,287)	(2,048)
Stock-based compensation	2,136	3,969
Non-cash interest	12,391	—
Loss on retirement of debt	7,743	—
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(24,754)	(12,679)
Prepaid expenses and other assets	2,713	(1,907)
Other assets	1,925	2,600
Accounts payable	1,639	(1,617)
Accrued interest	1,804	2,030
Accrued compensation and related benefits	(128)	2,664
Income taxes payable	243	327
Other liabilities	(1,547)	2,596
Net cash flows provided by operating activities of discontinued operations	616	104
Net cash flows provided by operating activities	2,136	6,886
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,610)	(1,989)
Net cash and investments acquired in connection with TV One consolidation	65,245	—
Purchase of content assets	(2,345)	—
Purchase of other intangible assets	—	(268)
Net cash flows provided by (used in) investing activities	59,290	(2,257)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	378,280	12,000
Repayment of credit facility	(353,681)	(8,449)
Debt refinancing and modification costs	(5,999)	(7,095)
Repurchase of noncontrolling interest	(54,595)	—
Proceeds from noncontrolling interest member	2,776	—
Repurchase of common stock	(7,510)	—
Net cash flows provided by (used in) financing activities	(40,729)	(3,544)
INCREASE IN CASH AND CASH EQUIVALENTS	20,697	1,085
CASH AND CASH EQUIVALENTS, beginning of period	9,192	19,963
CASH AND CASH EQUIVALENTS, end of period	$29,889	$21,048

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$14,533	$15,739
Income taxes	$863	$413

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

 Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own and operate 52 broadcast stations located in 15 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our operating strategy is to operate the premier multi-media entertainment and information content provider targeting African-American consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 50.9% (See Note 2 - Acquisitions) controlling ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 53.5% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment, which operates a number of branded sites, including News One, UrbanDaily and HelloBeautiful; and our ownership of Community Connect, LLC (formerly Community Connect Inc.) (“CCI”), an online social networking company, which operates a number of branded websites, including BlackPlanet, MiGente and Asian Avenue.  CCI is included within the operations of Interactive One. Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audience.

In December 2009, the Company ceased publication of our urban-themed lifestyle periodical Giant Magazine and as of June 2011, our remaining Boston radio station was made the subject of a local marketing agreement (“LMA”) whereby we have made available, for a fee, air time on this station to another party. The remaining assets and liabilities of Giant Magazine as well as stations sold or the subject of an LMA have been classified as discontinued operations as of June 30, 2011 and December 31, 2010, and Giant Magazine’s and the Boston station’s results from operations for the three months and six months ended June 30, 2011 and 2010, have been classified as discontinued operations in the accompanying consolidated financial statements.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s three reportable segments: (i) Radio Broadcasting; (ii) Internet; and (iii) Cable Television (See Note 11 – Segment Information.)

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

Certain reclassifications associated with accounting for discontinued operations have been made to the accompanying prior period financial statements to conform to the current period presentation. These reclassifications had no effect on previously reported net income or loss, or any other previously reported statements of operations, balance sheet or cash flow amounts (See Note 3 — Discontinued Operations.)

(c)  Financial Instruments

Financial instruments as of June 30, 2011 and December 31, 2010 consisted of cash and cash equivalents, investments, trade accounts receivable, accounts payable, accrued expenses, note payable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2011 and December 31, 2010, except for the Company’s outstanding senior subordinated notes. The 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $710,000 as of June 30, 2011, and a carrying value of $747,000 and a fair value of approximately $672,000 as of December 31, 2010. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of $299.2 million and a fair value of approximately $303.7 million as of June 30, 2011, and a carrying value of $286.8 million and a fair value of approximately $278.2 million as of December 31, 2010. The fair values were determined based on the trading values of these instruments as of the reporting date.

(d)  Revenue Recognition

Within our radio broadcasting segment, the Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. Agency and outside sales representative commissions were approximately $8.6 million and $8.4 million for the three months ended June 30, 2011 and 2010, respectively.  Agency and outside sales representative commissions were approximately $15.4 million and $15.1 million for the six months ended June 30, 2011 and 2010, respectively.

        Interactive One, the primary driver of revenue in our Internet segment, generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services, including advertising aimed at diversity recruiting. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable. Interactive One has a diversity recruiting relationship with Monster, Inc. (“Monster”).  Monster posts job listings and advertising on Interactive One’s websites and Interactive One earns revenue for displaying the images on its websites.

TV One, the primary driver of revenues in our Cable Television segment, derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run.  TV One also receives affiliate fees and records revenue during the term of various affiliation agreements at levels appropriate for the most recent subscriber counts reported by the applicable affiliate.

(e)  Barter Transactions

The Company provides advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The terms of these exchanges generally permit the Company to preempt such time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended June 30, 2011 and 2010, barter transaction revenues were $761,000 and $774,000, respectively. For each of the six months ended June 30, 2011 and 2010, barter transaction revenues were $1.6 million. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $698,000 and $695,000 and $63,000 and $79,000, for the three months ended June 30, 2011 and 2010, respectively.  For the six months ended June 30, 2011 and 2010, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $1.5 million and $1.5 million and $129,000 and $131,000, respectively.

(f)  Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive income (loss) consists of income on derivative instruments that qualify for cash flow hedge treatment (See Note 7 - Derivative Instruments and Hedging Activities) and income on investment activities (See Note 6 – Investments).

The following table sets forth the components of comprehensive income (loss):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands)

Consolidated net income (loss)	$101,267	$2,494	$37,225	$(2,103)
Other comprehensive income (net of tax benefit of $0 for all periods):
Investment activities	56	—	56	—
Derivative and hedging activities	—	262	—	396
Comprehensive income (loss)	101,323	2,756	37,281	(1,707)
Comprehensive income attributable to the noncontrolling interests	2,717	446	2,920	417
Comprehensive income (loss) attributable to common stockholders	$98,606	$2,310	$34,361	$(2,124)

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

    The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands)
Numerator:
Consolidated net income (loss) attributable to common stockholders	$98,550	$2,048	$34,305	$(2,520)
Denominator:
Denominator for basic net income (loss) per share - weighted average outstanding shares	50,831,560	51,054,572	51,474,556	50,942,693
Effect of dilutive securities:
Stock options and restricted stock	2,073,500	3,248,313	2,171,917	-
Denominator for diluted net income (loss) per share - weighted-average outstanding shares	52,905,060	54,302,885	53,646,473	50,942,693

Net income (loss) attributable to common stockholders per share - basic	$1.94	$0.04	$0.67	$(0.05)
Net income (loss) attributable to common stockholders per share - diluted	$1.86	$0.04	$0.64	$(0.05)

 All stock options and restricted stock were excluded from the diluted calculation for the six months ended June 30, 2010, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

Six Months Ended June 30, 2010
(Unaudited)
(in thousands)

Stock options	5,247
Restricted stock	2,225

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

As of June 30, 2011 and December 31, 2010, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)

As of June 30, 2011
Assets subject to fair value:
Fixed maturity securities - available for sale:
Corporate debt securities	$5,804	$5,804	$—	$—
Government sponsored enterprise mortgage-backed securities	916	—	916	—
Total fixed maturity securities(a)	6,720	5,804	916	—
Total	$6,720	$5,804	$916	$—

Liabilities subject to fair value measurement:
Incentive award plan(b)	$6,428	$—	$—	$6,428
Employment agreement award (c)	7,294	—	—	7,294
	$13,722	$—	$—	$13,722

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$28,736	$—	$—	$28,736

As of December 31, 2010
Liabilities subject to fair value measurement:
Interest rate swaps (e)	$1,426	$—	$1,426	$—
Employment agreement award (b)	6,824	—	—	6,824
Total	$8,250	$—	$1,426	$6,824

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$30,635	$—	$—	$30,635

(a)  Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy .

(b) These balances are measured based on the estimated enterprise fair value of TV One. For the period ended June 30, 2011, the Company determined the enterprise fair value of TV One based on the price paid to repurchase interests from certain investors.

(c)  Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One and an assessment of the probability that the employment agreement will be renewed and contain this provision. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement, or earlier if the CEO voluntarily left the Company or was terminated for cause. In calculating the fair valuation of the award, the Company utilized the value assessed for TV One in connection with the buyout of financial investors. (See Note 7 – Derivative Instruments and Hedging Activities.) The Company is currently in negotiations with the Company’s CEO for a new employment agreement. Until such time as his new employment agreement is executed, the terms of his April 2008 employment agreement remain in effect including eligibility for the TV One award.

(d) Redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology. A third-party valuation firm assisted the Company in calculating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

(e) Based on London Interbank Offered Rate (“LIBOR”).

  The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2011.

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests

	(In thousands)

Balance at December 31, 2010	$—	$6,824	$30,635
Losses (gains) included in earnings (unrealized)	—	470	—
Net income attributable to noncontrolling interests	—	—	606
Recognition of TV One management incentive award plan in connection with the consolidation of TV One	6,428	—	—
Change in fair value	—	—	(2,505)
Balance at June 30, 2011	$6,428	$7,294	$28,736

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(470)	$—

Gains (losses) included in earnings were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the three and six months ended June 30, 2011.

       Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. These assets were not impaired during the three and six months ended June 30, 2011, and therefore were not reported at fair value.

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

In December 2010, the FASB issued ASU 2010-29, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

  (j) Liquidity and Uncertainties Related to Going Concern

       On March 31, 2011, the Company entered into a new senior credit facility (the “2011 Credit Agreement”).  Under the 2011 Credit Agreement, we must maintain compliance with certain financial covenants beginning June 30, 2011.  Based on our current projections, we expect to be in compliance with these financial covenants over the next twelve months.

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

(m) Investments

Investment Securities

Investments consist primarily of corporate fixed maturity securities and mortgage-backed securities.

Investments with original maturities in excess of three months and less than one year are classified as short-term investments.  Long-term investments have original maturities in excess of one year.

Debt securities are classified as “available-for-sale” and reported at fair value.  Investments in available-for-sale fixed maturity securities are classified as either current or noncurrent assets based on their contractual maturities.  Fixed maturity securities are carried at estimated fair value based on quoted market prices for the same or similar instruments.  Investment income is recognized when earned and reported net of investment expenses.  Unrealized holding gains and losses are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized, unless the losses are deemed to be other than temporary.  Realized gains or losses, including any provision for other-than-temporary declines in value, are included in the statements of income.  For purposes of computing realized gains and losses, the specific-identification method of determining cost was used.

Evaluating Investments for Other than Temporary Impairments

The Company periodically performs evaluations, on a lot-by-lot and security-by-security basis, of its investment holdings in accordance with its impairment policy to evaluate whether any declines in the fair value of investments are other than temporary.  This evaluation consists of a review of several factors, including but not limited to:  length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future earnings potential, and the near-term prospects for recovery of the market value of a security.  The FASB has issued guidance for recognition and presentation of other than temporary impairment (“OTTI”), or FASB OTTI guidance.  Accordingly, any credit-related impairment of fixed maturity securities that the Company does not intend to sell, and is not likely to be required to sell, is recognized in the consolidated statements of income, with the noncredit-related impairment recognized in other comprehensive income.

For fixed maturity securities where fair value is less than amortized cost, and where the securities are not deemed to be credit-impaired, the Company has asserted that it has no intent to sell and that it believes it is more likely than not that it will not be required to sell the investment before recovery of its amortized cost basis.  If such an assertion had not been made, the security’s decline in fair value would be deemed to be other than temporary and the entire difference between fair value and amortized cost would be recognized in the statements of income.

For fixed maturity securities, a critical component of the evaluation for OTTI is the identification of credit-impaired securities, where the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. The difference between the present value of projected future cash flows expected to be collected and the amortized cost basis is recognized as credit-related OTTI in the statements of income.  If fair value is less than the present value of projected future cash flows expected to be collected, the portion of OTTI related to other than credit factors is reduced in accumulated other comprehensive income.

In order to determine the amount of credit loss for a fixed maturity security, the Company calculates the recovery value by performing a discounted cash flow analysis based on the present value of future cash flows expected to be received.  The discount rate is generally the effective interest rate of the fixed maturity security prior to impairment.

When determining the collectability and the period over which the fixed maturity security is expected to recover, the Company considers the same factors utilized in its overall impairment evaluation process described above.

The Company believes that it has adequately reviewed its investment securities for OTTI and that its investment securities are carried at fair value.  However, over time, the economic and market environment (including any ratings change for any such securities, including US treasuries and corporate bonds) may provide additional insight regarding the fair value of certain securities, which could change management’s judgment regarding OTTI.  This could result in realized losses relating to other than temporary declines being charged against future income. Given the judgments involved, there is a continuing risk that further declines in fair value may occur and material OTTI may be recorded in future periods.

(n) Launch Support

TV One has entered into certain affiliate agreements requiring various payments for launch support.  Launch assets are assets used to initiate carriage under new affiliation agreements and are amortized over the term of the respective contracts.  Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense.  The weighted-average amortization period for launch support is approximately 3.6 years.  For the three months ended June 30, 2011, launch asset amortization of approximately $2.1 million was recorded as a reduction of revenue.

(o) Content Assets

TV One has entered into contracts to acquire entertainment programming rights and programs from distributors and producers.  The license periods granted in these contracts generally run from one year to perpetuity.  Contract payments are made in installments over terms that are generally shorter than the contract period.  In accordance with ASC 920, Entertainment-Broadcasters, each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first airing.

In accordance with ASC 920, program rights are recorded at the lower of amortized cost or estimated net realizable value.  Program rights are amortized based on the greater of the usage of the program or term of license.  Estimated net realizable values are based on the estimated revenues directly associated with the program materials and related expenses.  The Company recorded an additional $329,000 of amortization as a result of evaluating its contracts for recoverability at June 30, 2011. All produced and co-produced content is classified as a long-term asset. The portion of the unamortized licensed content balance that will be amortized within one year is classified as a current asset.

(p) Prepaid Programming and Deposits

Prepaid programming and deposits represent deposits made for the acquisition of TV One programming rights that have not been recorded as content assets because they do not meet the criteria as set forth by ASC 920.

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

On February 25, 2011, TV One completed a privately placed debt offering of $119 million (the “Redemption Financing”). The Redemption Financing is structured as senior secured notes bearing a 10% coupon and is due in 2016.  Subsequently, on February 28, 2011, TV One utilized $82.4 million of the Redemption Financing to repurchase 15.4% of its outstanding membership interests from certain financial investors and 2.0% of its outstanding membership interests held by TV One management (representing approximately 50% of interests held by management).  Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis after having executed an amendment to the TV One operating agreement with the remaining members of TV One concerning certain governance issues.   The Company’s preliminary purchase price allocation consisted of approximately $61.2 million to current assets, $39.0 million to launch assets, $2.4 million to fixed assets, $204.1 million to indefinite-lived intangibles (goodwill and TV One brand), $287.3 million to definite-lived intangibles (content assets, acquired advertising contracts, advertiser relationships, affiliation agreements, etc.), $225.7 million to liabilities (including the $119.0 million in debt discussed above) and $203.0 million in noncontrolling interests.  Finally, on April 25, 2011, TV One utilized the balance of the Redemption Financing to repurchase 12.4% of its outstanding membership interests from DIRECTV.  These redemptions by TV One increased Radio One’s ownership interest in TV One from 36.8% to approximately 50.9% as of April 25, 2011.

The following unaudited pro forma summary presents consolidated information of the Company as if the consolidation of TV One had occurred on January 1, 2010. The pro forma financial information gives effect to the Company’s consolidation of TV One by the application of the pro forma adjustments to the historical consolidated financial statements of the Company.  Such unaudited pro forma financial information is based on the historical financial statements of the Company and TV One and certain adjustments, which the Company believes to be reasonable based on current available information, to give effect to these transactions.  Pro forma adjustments were made from January 1, 2010 up to the date of the consolidation with the actual results reflected thereafter in the pro forma financial information.

The unaudited pro forma condensed consolidated financial data does not purport to represent what the Company’s results of operations actually would have been if the consolidation of TV One had occurred on January 1, 2010, or what such results will be for any future periods.  The actual results in the periods following the consolidation date may differ significantly from that reflected in the unaudited pro forma condensed consolidated financial data for a number of reasons including, but not limited to, differences between the assumptions used to prepare the unaudited pro forma condensed consolidated financial data and the actual amounts.

The financial information of TV One has been extracted from the historical financial statements of TV One, which were prepared in accordance with US GAAP.

Unaudited adjustments have been made to adjust the results of TV One to reflect additional amortization expense that would have been incurred assuming the fair value adjustments to intangible assets as well as additional interest expense on the debt assumed had been applied from January 1, 2010, as well as additional pro forma adjustments, to give effect to these transactions occurring on January 1, 2010.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands)

Net revenue	$101,515	$101,677	$197,355	$186,409
Costs and expenses, net	92,929	108,008	256,167	99,775
Net income (loss)	8,586	(6,331)	(58,812)	86,634

3.  DISCONTINUED OPERATIONS:

In December 2009, the Company ceased publication of Giant Magazine and as of June 2011, our remaining Boston radio station was made the subject of an LMA whereby we have made available, for a fee, air time on this station to another party. The remaining assets and liabilities of Giant Magazine as well as stations sold or made subject to an LMA have been classified as discontinued operations as of June 30, 2011 and December 31, 2010, and Giant Magazine and stations sold or made subject to an LMA results from operations for the three months and six months ended June 30, 2011 and 2010, have been classified as discontinued operations in the accompanying consolidated financial statements.

The following table summarizes the operating results for Giant Magazine and all of the stations sold or made subject to a LMA and classified as discontinued operations for all periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands)

Net revenue	$22	$48	$59	$83
Station operating expenses	48	212	125	213
Depreciation and amortization	19	13	35	27
Loss (gain) on sale of assets	—	—	(20)	2
Loss before income taxes	(45)	(177)	(81)	(159)
Loss from discontinued operations, net of tax	$(45)	$(177)	$(81)	$(159)

The assets and liabilities of these stations classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	As of
	June 30, 2011	December 31,2010
	(Unaudited)	(As Adjusted – See Note 1)
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$129	$159
Total current assets	129	159
Intangible assets, net	1,202	1,202
Property and equipment, net	311	422
Total assets	$1,642	$1,783
Current liabilities:
Other current liabilities	$80	$34
Total current liabilities	80	34
Long-term liabilities	33	37
Total liabilities	$113	$71

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

 Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to provide independent analysis when evaluating the fair value of our radio broadcasting licenses and reporting units, including goodwill. Fair value is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Effective January 1, 2002, we began using the income approach to test for impairment of radio broadcasting licenses. We believe this method of valuation to be consistent with ASC 805-20-S-99-3, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” A projection period of 10 years is used, as that is the time horizon in which operators and investors generally expect to recover their investments. When evaluating our radio broadcasting licenses for impairment, the testing is done at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a clustering of radio stations into one of our 15 geographical radio markets.  Broadcasting license fair values are based on the estimated after-tax discounted future cash flows of the applicable unit of accounting assuming an initial hypothetical start-up operation which possesses FCC licenses as the only asset. Over time, it is assumed the operation acquires other tangible assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market. The income approach model incorporates several variables, including, but not limited to: (i) radio market revenue estimates and growth projections; (ii) estimated market share and revenue for the hypothetical participant; (iii) likely media competition within the market; (iv) estimated start-up costs and losses incurred in the early years; (v) estimated profit margins and cash flows based on market size and station type; (vi) anticipated capital expenditures; (vii) probable future terminal values; (viii) an effective tax rate assumption; and (ix) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures. Since our annual October 2010 assessment, we have not made any changes to the methodology for valuing broadcasting licenses.

During the second quarter of 2011, the total market revenue growth for specific markets was below that used in our 2010 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain of our radio broadcasting licenses, which we performed as of May 31, 2011. The Company concluded that our radio broadcasting licenses were not impaired during the second quarter of 2011.Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for all annual and interim impairment assessments performed since January 2010.

Radio Broadcasting Licenses	October 1, 2010	May 31, 2011 (a)
(In millions)

Pre-tax impairment charge	$19.9	$—

Discount Rate	10.0%	10.0%
Year 1 Market Revenue Growth or Decline Rate or Range	1.0% -3.0%	1.3% -2.8%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.5%	1.5% - 2.0%
Mature Market Share Range	0.8% - 28.3%	9.0% - 22.5%
Operating Profit Margin Range	19.0% - 47.3%	32.7% - 40.8%

(a)	Reflects changes only to the key assumptions used in the May 2011 interim testing for certain reporting units.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 19 reporting units as of our October 2010 annual impairment assessment. For the purpose of valuing goodwill, the 19 reporting units consisted of the 16 radio markets and three other business divisions. Due to the consolidation of TV One and with the transition of our Boston station into discontinued operations during the 3 months ended June 30, 2011, the Company now has 19 reporting units, consisting of the 15 radio markets and four business divisions. In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are generally based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. We have not made any changes to the methodology for determining the fair value of our reporting units.

In February, May and August of 2010, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Reach Media net revenues and cash flows declined for 2010 and full year internal projections were revised.  The revenues declined following the December 31, 2009 expiration of a sales representation agreement with Citadel Broadcasting Corporation (“Citadel”) whereby a minimum level of revenue was guaranteed over the term of the agreement.  Effective January 1, 2010, Reach Media’s newly established sales organization began selling its inventory on the Tom Joyner Morning Show and under a new commission-based sales representation agreement with Citadel, which sells certain inventory owned by Reach Media in connection with its 108 radio station affiliate agreements. Management revised its internal projections for Reach Media by lowering the Year 1 revenue growth rate to 2.5% in May and August 2010, versus 16.5% assumed in the previous annual assessment. Given the relative improvement in the credit markets since late 2009, the discount rate was lowered to 13.5% for both the February and May 2010 assessments and again lowered to 13.0% for the August 2010 assessment. As part of the year end impairment testing, the discount rate was increased to 13.5% and we reduced our operating cash flow projections and assumptions compared to the interim assessments based on declining revenue projections and actual results which did not meet budget. The Company recorded an impairment charge of $16.1 million for Reach Media for the quarter ended December 31, 2010.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for all interim, annual and year end assessments since January 2010. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of the February, May and August 2010 interim assessments, the Company concluded no impairment to the carrying value of Reach Media had occurred. During the fourth quarter of 2010, Reach Media’s operating performance continued to decline, but at a decreasing rate.  We believe this represented an impairment indicator and as a result, we performed a year end impairment assessment at December 31, 2010.  We performed interim impairment assessments at March 31, 2011 and June 30, 2011 as Reach Media did not meet its budgeted operating cash flow for the first and second quarters. However, upon review of the results of the March 2011 and June 2011 interim impairment tests, the Company concluded that the carrying value of goodwill attributable to Reach Media had not been impaired.

Reach Media Goodwill (Reporting Unit Within the Radio Broadcasting Segment)	February 28, 2010	May 31, 2010	August 31, 2010	December 31, 2010	March 31, 2011	June 30, 2011

Pre-tax impairment charge	$–	$–	$–	$16.1	$–	$–

Discount Rate	13.5%	13.5%	13.0%	13.5%	13.5%	13.0%
Year 1 Revenue Growth Rate	8.5%	2.5%	2.5%	2.5%	2.5%	2.5%
Long-term Revenue Growth Rate Range	2.5% – 3.0%	2.5% – 2.9%	2.5% – 3.3%	(2.6)% - 4.4%	(1.3)% - 4.9%	(0.2)% - 3.9%
Operating Profit Margin Range	22.7% - 31.4%	23.3% - 31.5%	25.5% - 31.2%	15.5% - 25.9%	16.2% - 27.4%	17.6% - 22.6%

During the second quarter of 2011, the operating performance and current projections for the remainder of the year for specific radio markets were below that used in our 2010 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of goodwill associated with specific radio markets, which we performed as of May 31, 2011. The Company concluded that goodwill had not been impaired during the second quarter of 2011. Below are some of the key assumptions used in the income approach model for estimating goodwill fair values for the annual and interim impairments assessments performed since October 1, 2010.

Goodwill (Radio Market Reporting Units)	October 1, 2010	May 31, 2011 (a)
(In millions)

Pre-tax impairment charge	$—	$—

Discount Rate	10.0%	10.0%
Year 1 Market Revenue Growth or Decline Rate or Range	1.5% -3.0%	1.5% -3.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.0%
Mature Market Share Range	7.0% - 23.0%	7.0% - 23.0%
Operating Profit Margin Range	27.5% - 58.0%	30.0% - 56.0%

(a)	Reflects changes only to the key assumptions used in the May 2011 interim testing for certain reporting units.

Goodwill Valuation Results

The table below presents the changes in the carrying amount of goodwill by segment during the six month period ended June 30, 2011. The goodwill balances for each reporting unit are not disclosed so as to not make publicly available sensitive information that could potentially be competitively harmful to the Company.

	Goodwill Carrying Balances
	As of		As of
Segment	December 31, 2010	Change	June 30, 2011
	(In millions)

Radio Broadcasting Segment	$99.7	$—	$99.7
Internet Segment	21.8	—	21.8
Cable Television Segment	—	164.4	164.4
Total	$121.5	$164.4	$285.9

  Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill and radio broadcasting licenses, are amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	As of
	June 30, 2011	December 31, 2010	Period of Amortization
	(Unaudited)
	(In thousands)

Trade names	$17,141	$17,138	2-5 Years
Talent agreement	19,549	19,549	10 Years
Debt financing and modification costs	15,861	19,374	Term of debt
Intellectual property	14,151	14,151	4-10 Years
Affiliate agreements	186,755	7,769	1-10 Years
Acquired income leases	1,282	1,282	3-9 Years
Non-compete agreements	1,260	1,260	1-3 Years
Advertiser agreements	47,688	6,613	2-12 Years
Favorable office and transmitter leases	3,358	3,358	2-60 Years
Brand names	2,539	2,539	2.5 Years
Brand name - unamortized	39,688	—	Indefinite
Acquired advertising contracts	2,391	—	< 1Year
Other intangibles	1,270	1,258	1-5 Years
	352,933	94,291
Less: Accumulated amortization	(63,675)	(54,255)
Other intangible assets, net	$289,258	$40,036

Amortization expense of intangible assets for the three months ended June 30, 2011 and 2010 was approximately $7.5 million and $1.9 million, respectively, and for the six months ended June 30, 2011 and 2010 was approximately $8.9 million and $3.6 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the three months ended June 30, 2011 and 2010 was approximately $1.1 million and $556,000, respectively, and for the six month periods ended June 30, 2011 and 2010 was approximately $2.7 million and $1.6 million, respectively.

The following table presents the Company’s estimate of amortization expense for the remainder of 2011 and years 2012 through 2016 for intangible assets, excluding deferred financing costs:

(In thousands)

2011 (July through December)	$17,292
2012	$31,072
2013	$30,519
2014	$29,922
2015	$26,044
2016	$25,885

Actual amortization expense may vary as a result of future acquisitions and dispositions.

The gross value and accumulated amortization of the launch assets is as follows:

	June 30, 2011	Weighted Average Period of Amortization
	(Unaudited)
	(In thousands)

Launch assets	$39,013	3.6 Years
Less: Accumulated amortization	(2,072)
Launch assets, net	$36,941

Future estimated launch support amortization expense or revenue reduction related to launch assets for the remainder of 2011 and years 2012 through 2015 is as follows:

(In thousands)

2011 (July through December)	$4,915
2012	$9,824
2013	$9,824
2014	$9,780
2015	$2,598

The gross value and accumulated amortization of the content assets is as follows:

	June 30, 2011	Period of Amortization
	(Unaudited)
	(In thousands)

Content assets	$74,460	1-8 Years
Less: Accumulated amortization	(9,406)
Content assets, net	$65,054

Future estimated content amortization expense related to agreements entered into as of June 30, 2011 for the remainder of 2011 and years 2012 through 2016 is as follows:

(In thousands)

2011 (July through December)	$17,732
2012	$26,269
2013	$14,655
2014	$5,100
2015	$817
2016	$481

5.  INVESTMENT IN AFFILIATED COMPANY:

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of April 30, 2007. Since December 31, 2006, the initial four year commitment period for funding the capital had been extended on a quarterly basis due in part to TV One’s lower than anticipated capital needs. In connection with the redemption financing (as defined below), together with the remaining portion of the members outstanding capital contribution, we funded our remaining capital commitment amount of approximately $13.7 million on April 19, 2011 and currently anticipate no further capital commitment. In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One.

On February 25, 2011, TV One completed a privately placed debt offering of $119 million (the “Redemption Financing”). The Redemption Financing is structured as senior secured notes bearing a 10% coupon and is due in 2016.  Subsequently, on February 28, 2011, TV One utilized $82.4 million of the Redemption Financing to repurchase 15.4% of its outstanding membership interests from certain financial investors and 2.0% of its outstanding membership interests held by TV One management (representing approximately 50% of interests held by management).  Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis after having executed an amendment to the TV One operating agreement with the remaining members of TV One concerning certain governance issues.   Finally, on April 25, 2011, TV One utilized the balance of the Redemption Financing to repurchase 12.4% of its outstanding membership interests from DIRECTV.  These redemptions by TV One, increased Radio One’s holding in TV One from 36.8% to approximately 50.9% as of April 25, 2011.

Prior to April 14, 2011, when the Company began to account for TV One on a consolidated basis, the Company had recorded its investment at cost and had adjusted its carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. At December 31, 2010, the carrying value of the Company’s investment in TV One was approximately $47.5 million and is presented on the consolidated balance sheet as investment in affiliated company.  On April 14, 2011, the Company began to account for TV One on a consolidated basis and the basis of the assets and liabilities of TV One at that date were recorded at fair market value. For the three months ended June 30, 2011 and 2010, the Company’s allocable share of TV One’s operating income was $208,000 and approximately $1.1 million, respectively.  For the six months ended June 30, 2011 and 2010, the Company’s allocable share of TV One’s operating income was approximately $3.3 million and $2.0 million, respectively.

We entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, we provided TV One with administrative and operational support services and access to Radio One personalities. In consideration of providing these services, we received equity in TV One, and received an annual cash fee of $500,000 for providing services under the network services agreement.  The network services agreement, originally scheduled to expire in January 2009 was extended to January 2011, at which time it expired.

Under the advertising services agreement, we provided a specified amount of advertising to TV One. Prior to the consolidation date, the Company was accounting for the services provided to TV One under the advertising services agreement in accordance with ASC 505-50-30, “Equity.”  As services were provided to TV One, the Company recorded revenue based on the fair value of the most reliable unit of measurement in these transactions. The most reliable unit of measurement had been determined to be the value of underlying advertising time that was provided to TV One. The Company recognized $501,000 and $540,000 in revenue relating to this agreement for the three months ended June 30, 2011 and 2010, respectively.  The Company recognized $874,000 and $997,000 in revenue relating to this agreement for the six months ended June 30, 2011 and 2010, respectively. This agreement was also originally scheduled to expire in January 2009 and was extended to January 2011, at which time it expired. We recently entered into a new advertising services agreement with TV One, effective January 2011.  Under the new advertising services agreement, we (i) provide advertising services to TV One on certain of our media properties and (ii) act as media placement agent for TV One in certain instances.  In return for such services, TV One pays us for such advertising time and, where we act as media placement agent, pays us a media placement fee equal to the lesser of 15% of media placement costs or a market rate, in addition to reimbursing us (or paying in advance) for all actual costs associated with the media placement services.

6.  INVESTMENTS

The Company’s investments (short-term and long-term) consist of the following:

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
June 30, 2011
Corporate debt securities	$5,737	$(52)	$119	$5,804
Government sponsored enterprise mortgage-backed securities	927	(12)	1	916
Total investments	$6,664	$(64)	$120	$6,720

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
June 30, 2011
Corporate debt securities	$2,224	$(28)	$1,082	$(24)	$(52)
Government sponsored enterprise mortgage-backed securities	615	(11)	99	(1)	(12)
Total investments	$2,839	$(39)	$1,181	$(25)	$(64)

The Company’s investments in debt securities are sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses on the Company’s investments in debt securities have occurred due to volatility and liquidity concerns within the capital markets during the quarter ended June 30, 2011.

The amortized cost and estimated fair value of debt securities at June 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost Basis	Fair Value

Within 1 year	$596	$584
After 1 year through 5 years	3,263	3,325
After 5 years through 10 years	1,403	1,422
After 10 years	475	473
Mortgage-backed securities	927	916
Total	$6,664	$6,720

A primary objective in the management of the fixed maturity portfolios is to maximize total return relative to underlying liabilities and respective liquidity needs. In achieving this goal, assets may be sold to take advantage of market conditions or other investment opportunities, as well as tax considerations. Sales will generally produce realized gains or losses. In the ordinary course of business, the Company may sell securities for a number of reasons, including, but not limited to: (i) changes to the investment environment; (ii) expectation that the fair value could deteriorate further; (iii) desire to reduce exposure to an issuer or an industry; (iv) changes in credit quality; and (v) changes in expected cash flow. Available-for-sale securities were sold as follows:

Quarter Ended June 30, 2011

Proceeds from sales	$2,530
Gross realized gains	6
Gross realized losses	(65)

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

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheets are as follows:

	Liability Derivatives
	As of June 30, 2011		As of December 31, 2010
	(Unaudited)
	(In thousands)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Long-Term Liabilities	—	Other Long-Term Liabilities	1,426

Derivatives not designated as hedging instruments:
Employment agreement award	Other Long-Term Liabilities	7,294	Other Long-Term Liabilities	6,824
Total derivatives		$7,294		$8,250

The effect and the presentation of the Company’s derivative instruments on the consolidated statements of operations are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain in Other Comprehensive Loss on Derivative (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location		Amount
Three Months Ended June 30,
(Unaudited)
(In thousands)

	2011	2010		2011	2010		2011	2010
Interest rate swaps	$—	$262	Interest expense	$—	$(475)	Interest expense	$—	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Gain in Other Comprehensive Loss on Derivative (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location		Amount
Six Months Ended June 30,
(Unaudited)
(In thousands)

	2011	2010		2011	2010		2011	2010
Interest rate swap	$—	$396	Interest expense	$(258)	$(989)	Interest expense	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		Three Months Ended June 30,
		2011	2010
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(510)	$(484)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income on Derivative	Amount of Gain (Loss) in Income of Derivative
		Six Months Ended June 30,
		2011	2010
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(470)	$(945)

Hedging Activities

In June 2005, pursuant to our previous Credit Agreement (as defined in Note 8 — Long-Term Debt), the Company entered into four fixed rate swap agreements to reduce interest rate fluctuations on certain floating rate debt commitments. One of the four $25.0 million swap agreements expired in each of June 2007 and 2008, and 2010, respectively. The remaining $25.0 million swap agreement was terminated on March 31, 2011 in conjunction with the March 31, 2011 retirement of our previous Credit Agreement.  We have no swap agreements in connection with our current credit facilities.

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges was recorded in Accumulated Other Comprehensive Loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2011, such derivatives were used to hedge the variable cash flows associated with existing floating rate debt commitments.  The ineffective portion of the change in fair value of the derivatives, if any, was recognized directly in earnings.

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

As of June 30, 2011, the Company was party to an Employment Agreement executed in April 2008 with the CEO, which called for an award that has been accounted for as a derivative instrument without a hedging relationship in accordance with the guidance under ASC 815, “Derivatives and Hedging.” Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reassessed the estimated fair value of the award at June 30, 2011 to be approximately $7.3 million, and accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement, or earlier if the CEO voluntarily left the Company, or was terminated for cause. The Company is currently in negotiations with the Company’s CEO for a new employment agreement. Until such time as his new employment agreement is executed, the terms of his April 2008 employment agreement remain in effect including eligibility for the TV One award.

8.  LONG-TERM DEBT:

Long-term debt consists of the following:

	As of
	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)

Senior bank term debt	$385,035	$346,681
Senior bank revolving debt	—	7,000
6 3/8% Senior Subordinated Notes due February 2013	747	747
12 1/2%/15% Senior Subordinated Notes due May 2016	299,185	286,794
10% Senior Secured Notes due March 2016	119,000	—
Note payable	1,000	1,000
Total debt	804,967	642,222
Less: current portion	4,860	18,402
Less: original issue discount	7,334	—
Long-term debt, net	$792,773	$623,820

Credit Facilities

March 2011 Refinancing Transaction

   On March 31, 2011, the Company entered into a new senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks, and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund our obligation with respect to the TV One capital call.  The total amount available under the 2011 Credit Agreement is $411.0 million, consisting of a $386.0 term loan facility that matures on March 31, 2016 and a $25.0 million revolving loan facility that matures on March 31, 2015. Borrowings under the credit facilities are subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the credit facilities can be used for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes.

The 2011 Credit Agreement contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:
▪	1.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:
▪	5.25 to 1.00 on June 30, 2011; and
▪	5.00 to 1.00 on September 30, 2011 and December 31, 2011; and
▪	4.75 to 1.00 on March 31, 2012; and
▪	4.50 to 1.00 on June 30, 2012, September 30, 2012 and December 31, 2012; and
▪	4.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013; and
▪	3.75 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014; and
▪	3.25 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:
▪	9.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through December 31, 2011; and
▪	9.00 to 1.00 on March 31, 2012; and
▪	8.75 to 1.00 on June 30, 2012; and
▪	8.50 to 1.00 on September 30, 2012 and December 31, 2012; and
▪	8.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013; and
▪	7.50 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014; and
▪	6.50 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

 (d) limitations on:
▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of June 30, 2011, approximate ratios calculated in accordance with the 2011 Credit Agreement, are as follows:

	As of June 30, 2011		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$82.0
Pro Forma Last Twelve Months Interest Expense (In millions)	$47.4

Senior Debt (In millions)	$376.8
Total Debt (In millions)	$676.7

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.60	x	5.25	x	0.65	x

Total Leverage
Total Debt / Covenant EBITDA	8.25	x	9.25	x	1.00	x

Interest Coverage
Covenant EBITDA / Interest Expense	1.73	x	1.25	x	0.48	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, the calculations for the ratios above do not include the operating results and related debt of Reach and TV One.

As of June 30, 2011, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement.  As noted in the previous table, measurement of interest coverage, senior secured leverage, and total leverage ratios began on June 30, 2011.

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

As of June 30, 2011, the Company had approximately $24.0 million of borrowing capacity under its revolving credit facility. Taking into consideration the financial covenants under the 2011 Credit Agreement, approximately $24.0 million of the revolving credit facility was available to be borrowed.

As of June 30, 2011, the Company had outstanding approximately $385.0 million on its term credit facility. During the quarter ended June 30, 2011, the Company repaid approximately $1.0 million under the 2011 Credit Agreement. Proceeds from the 2011 Credit Agreement of approximately $378.3 million, net of original issue discount, were used to repay the Amended and Restated Credit Agreement and pay other fees and expenses, with the balance of the proceeds to be used to fund the TV One capital call. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

Period between and including the November 2010 Refinancing Transactions and entry into the 2011 Credit Agreement

On November 24, 2010, the Company entered into a Credit Agreement amendment with its prior syndicate of banks. The Credit Agreement amendment, which amended and restated our prior credit agreement (as so amended and restated, the “Amended and Restated Credit Agreement”), among other things, replaced the existing amount of outstanding revolving loans with a $323.0 million term loan and provided for three tranches of revolving loans, including a $20.0 million revolver to be used for working capital, capital expenditures, investments, and other lawful corporate purposes, a $5.1 million revolver to be used solely to redeem and retire the 2011 Notes, and a $13.7 million revolver to be used solely to fund a capital call with respect to TV One (the “November 2010 Refinancing Transaction”).

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

During the period between November 24, 2010, and as of March 31, 2011, the Company was in compliance with all of its financial covenants under the Amended and Restated Credit Agreement.

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

 Pre November 2010 Refinancing Transactions

       In June 2005, the Company entered into the Credit Agreement with a syndicate of banks (the “Pre-Refinancing Credit Agreement”), and simultaneously borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Pre-Refinancing Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. Prior to the November 2010 Refinancing Transaction, the Pre-Refinancing Credit Agreement was to expire the earlier of (a) six months prior to the scheduled maturity date of the 8 7/8% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 87/8% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement was $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities were subject to compliance with certain provisions including, but not limited, to financial covenants. The Company could use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes.

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

As of June 30, 2011, the Company had outstanding $747,000 of its 6 3/8% Senior Subordinated Notes due February 2013 and $299.2 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016. During the year ended December 31, 2010, pursuant to the debt exchange, the Company repurchased $101.5 million of the 8 7/8% Senior Subordinated Notes at par and $199.3 million of the 6 3/8% Senior Subordinated Notes at an average discount of 5.0%, and recorded a gain on the retirement of debt of approximately $6.6 million, net of the write-off of deferred financing costs of approximately $3.3 million. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of $299.2 million and a fair value of approximately $303.7 million as of June 30, 2011, and the 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $710,000 as of June 30, 2011. The fair values were determined based on the trading value of the instruments as of the reporting date.

Interest payments under the terms of the 6 3/8% Senior Subordinated Notes are due in February and August.  Based on the $747,000 principal balance of the 6 3/8% Senior Subordinated Notes outstanding on June 30, 2011, interest payments of $24,000 are payable each February and August through February 2013.

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

During the quarter ended June 30, 2011, the Company paid cash interest in the amount of approximately $4.4 million and issued approximately $6.6 million of additional 12 1/2%/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect. During the six months ended June 30, 2011, the Company paid cash interest in the amount of approximately $8.3 million and issued approximately $12.4 million of additional 12 1/2%/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect.

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

Senior Secured Notes

       TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

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

Future scheduled minimum principal payments of debt as of June 30, 2011 are as follows:

	Senior Subordinated Notes	Credit Facilities	Senior Secured Notes	Note Payable
	(Unaudited)
	(In thousands)

July – December 2011	$—	$1,930	$—	$1,000
2012	—	3,860	—	—
2013	747	3,860	—	—
2014	—	3,860	—	—
2015	—	3,860	—	—
2016 and thereafter	299,185	367,665	119,000	—
Total Debt	$299,932	$385,035	$119,000	$1,000

9.  INCOME TAXES:

The effective tax rate from continuing operations for the six month period ended June 30, 2011 was 69.3%, when combined with the recognition of approximately $810,000 of tax expense for certain discrete items.  This rate is principally due to an estimated annual effective tax rate of 68.7% for Radio One, which has a full valuation allowance for its deferred tax assets (“DTAs”).  This rate is blended with an estimated annual effective tax rate of 34.9% for Reach Media, which does not have a valuation allowance.

For the six month period ended June 30, 2010, the effective tax rate for Radio One was zero percent and a provision of $66,000 related to discrete items was reported. A rate of zero percent was used for Radio One for the three and six month periods ended June 30, 2010 since the application of an effective tax rate to the pre-tax book loss would have resulted in the recording of a tax benefit.  Management believed it was more likely than not that the benefit would not be realized by Radio One and accordingly reduced the estimated annual tax rate to zero percent.  A tax benefit of approximately $141,000 was recognized for Reach Media, which resulted in a consolidated net tax benefit of $75,000 for the six month period ended June 30, 2010.

The Company maintains a full valuation allowance on its deferred tax assets, except as it relates to the deferred tax assets attributable to Reach Media. As part of its assessment of realizability, the Company also determined that it was not appropriate under generally accepted accounting principles to benefit its DTAs based on DTLs related to indefinite-lived intangibles, consisting principally of certain of the Company’s radio broadcasting licenses, which cannot be scheduled to reverse in the same period. Because the DTL in this case would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. For the six month period ended June 30, 2011, an additional valuation allowance for the current year anticipated increase to DTAs related to net operating loss carryforwards from the amortization of indefinite-lived intangibles was included in the annual effective tax rate calculation.

The Company recorded a non-cash pre-tax gain of approximately $146.9 million resulting from its increased ownership and controlling interest in TV One for the three months ended June 30, 2011.  The consolidation of TV One included an adjustment to the DTL related to the partnership investment in TV One. The Company evaluated the DTL and determined that a portion will not reverse within the requisite period and cannot be offset against the DTAs.  This item generated a tax expense of $44.5 million for the six month period ended June 30, 2011 and resulted in a 36.6% effective tax rate. The remaining portion of the tax expense of $1.2 million for the six months ended June 30, 2011 consisted principally of discrete items and certain state taxes for Radio One which are based on gross receipts.

On January 1, 2007, the Company adopted the provisions of ASC 740, “Income Taxes,” related to accounting for uncertainty in income taxes, which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. The nature of the uncertainties pertaining to our income tax position is primarily due to various state tax positions. As of June 30, 2011, we had approximately $5.8 million in unrecognized tax benefits. Accrued interest and penalties related to unrecognized tax benefits is recognized as a component of tax expense. During the six months ended June 30, 2011, the Company recorded an expense for interest and penalties of $26,000.  As of June 30, 2011, the Company had a liability of $291,000 for unrecognized tax benefits for interest and penalties. The Company estimates the possible change in unrecognized tax benefits prior to June 30, 2011 which could range from $0 to a reduction of $16,000, due to expiring statutes.

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

 Stock Repurchase Program

In April 2011, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “2011 Repurchase Authorization”). Under the 2011 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $15 million worth of its Class A and/or Class D common stock prior to April 13, 2013.  Repurchases will be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations.  The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law.  The Company expects to implement this stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value.  For the three months ended June 30, 2011, the Company repurchased 2,787,342 shares of Class D common stock in the amount of approximately $7.5 million at an average price of $2.69 per share.  The Company continues to have an open stock repurchase authorization with respect to its Class A and D stock and continued to make purchases subsequent to June 30, 2011 (See Note 15 – Subsequent Events).

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

A new stock option and restricted stock plan (the “2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The terms of the 2009 Stock Plan are substantially similar to the prior Plan. The Company has the authority to issue up to 8,250,000 shares of Class D common stock under the 2009 Stock Plan. As of June 30, 2011, 4,869,050 shares of Class D common stock were available for grant under the 2009 Stock Plan.

The compensation committee and the non-executive members of the Board of Directors have approved a long-term incentive plan (the “2009 LTIP”) for certain “key” employees of the Company. The purpose of the 2009 LTIP is to retain and incent these “key” employees in light of sacrifices they have made as a result of the cost savings initiatives in response to economic conditions. These sacrifices included not receiving performance-based bonuses in 2008 and salary reductions and shorter work weeks in 2009 in order to provide expense savings and financial flexibility to the Company. The 2009 LTIP is comprised of 3,250,000 shares (the “LTIP Shares”) of the 2009 Stock Plan’s 8,250,000 shares of Class D common stock. Awards of the LTIP Shares were granted in the form of restricted stock and allocated among 31 employees of the Company, including the named executive officers. The named executive officers were allocated LTIP Shares as follows: (i) Chief Executive Officer (“CEO”) (1.0 million shares); (ii) the Chairperson (300,000 shares); (iii) the Chief Financial Officer (“CFO”) (225,000 shares); (iv) the Chief Administrative Officer (“CAO”) (225,000 shares); and (v) the President of the Radio Division (“PRD”) (130,000 shares). The remaining 1,370,000 shares were allocated among 26 other “key” employees. All awards will vest in three installments.  The awards were granted effective January 5, 2010, the first installment of 33% vested on June 5, 2010 and the second installment vested on June 5, 2011.  The remaining installment will vest on June 5, 2012. Pursuant to the terms of the 2009 Stock Plan, subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold into the open market for tax purposes on or about the vesting dates.

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

Stock-based compensation expense for the three months ended June 30, 2011 and 2010 was approximately $1.2 million and $1.9 million respectively and for the six months ended June 30, 2011 and 2010 was approximately $2.1 million and $3.9 million, respectively.

The Company granted 181,520 and 39,430 stock options during the six months ended June 30, 2011 and 2010, respectively and granted 66,845 stock options during the three months ended June 30, 2011.  There were no stock options granted during the three months ended June 30, 2010.

	Three MonthsEnded June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Average risk-free interest rate	1.60%	—	2.23%	3.28%
Expected dividend yield	0.00%	—	0.00%	0.00%
Expected lives	5.75 Years	—	6.00 Years	6.25 Years
Expected volatility	124.3%	—	120.7%	111.3%

Transactions and other information relating to stock options for the six months ended June 30, 2011 are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,999,000	$9.40	—	—
Grants	182,000	$1.38	—	—
Exercised	—	—	—	—
Forfeited/cancelled/expired	(32,000)	15.41	—	—
Balance as of June 30, 2011	5,149,000	$9.08	4.74	767,000
Vested and expected to vest at June 30, 2011	5,136,000	$9.10	4.73	764,000
Unvested at June 30, 2011	128,000	$1.75	9.61	31,000
Exercisable at June 30, 2011	5,021,000	$9.26	4.62	736,000

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the six months ended June 30, 2011 and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on June 30, 2011. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during the three and six months ended June 30, 2011 and 2010. The number of options that vested during the three and six months ended June 30, 2011 and 2010 were 656,079 and 725,794 and 53,124 and 640,032 respectively.

As of June 30, 2011, approximately $170,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 13.5 months. The stock option weighted-average fair value per share was $3.98 at June 30, 2011.

Transactions and other information relating to restricted stock grants for the six months ended June 30, 2011 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2010	2,310,000	$2.92
Grants	—	$—
Vested	(1,205,000)	$2.87
Forfeited/cancelled/expired	—	$—
Unvested at June 30, 2011	1,105,000	$2.98

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of June 30, 2011, approximately $3.1 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the next 11.5 months.

11.  SEGMENT INFORMATION:

The Company has three reportable segments: (i) Radio Broadcasting; (ii) Internet; and (iii) Cable Television. These segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The Radio Broadcasting segment consists of all broadcast and Reach Media results of operations. The Internet segment includes the results of our online business, including the operations of CCI. The Cable Television segment consists of TV One results of operations. Corporate/Eliminations/Other represents financial activity associated with our corporate staff and offices, intercompany activity between the three segments and activity associated with a small film venture.

Operating income or loss represents total revenues less operating expenses, depreciation and amortization, and impairment of long-lived assets. Intercompany revenue earned and expenses charged between segments are recorded at fair value and eliminated in consolidation.

     The accounting policies described in the summary of significant accounting policies in Note 1 – Organization and Summary of Significant Accounting Policies are applied consistently across the three segments.

Detailed segment data for the three and six month periods ended June 30, 2011 and 2010 is presented in the following tables:

	Three Months Ended June 30,
	2011	2010
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$69,936	$72,760
Internet	4,307	4,469
Cable Television	25,166	—
Corporate/Eliminations/Other	(2,347)	(2,083)
Consolidated	$97,062	$75,146

Operating Expenses (excluding depreciation, amortization and impairment charges and including stock-based compensation):
Radio Broadcasting	$44,581	$44,798
Internet	4,826	6,516
Cable Television	17,502	—
Corporate/Eliminations/Other	4,125	5,164
Consolidated	$71,034	$56,478

Depreciation and Amortization:
Radio Broadcasting	$2,671	$3,196
Internet	919	1,360
Cable Television	6,429	—
Corporate/Eliminations/Other	219	281
Consolidated	$10,238	$4,837

Operating income (loss):
Radio Broadcasting	$22,684	$24,766
Internet	(1,438)	(3,407)
Cable Television	1,235	—
Corporate/Eliminations/Other	(6,691)	(7,528)
Consolidated	$15,790	$13,831

	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$886,148	$894,160
Internet	32,194	33,698
Cable Television	583,102	—
Corporate/Eliminations/Other	22,412	71,354
Consolidated	$1,523,856	$999,212

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$132,919	$129,955
Internet	7,821	7,948
Cable Television	25,166	—
Corporate/Eliminations/Other	(3,836)	(3,777)
Consolidated	$162,070	$134,126

Operating Expenses (excluding depreciation, amortization and impairment charges and including stock-based compensation):
Radio Broadcasting	$90,455	$84,591
Internet	9,897	12,138
Cable Television	17,502	—
Corporate/Eliminations/Other	8,528	10,165
Consolidated	$126,382	$106,894

Depreciation and Amortization:
Radio Broadcasting	$5,407	$6,334
Internet	2,037	2,631
Cable Television	6,429	—
Corporate/Eliminations/Other	448	580
Consolidated	$14,321	$9,545

Operating income (loss):
Radio Broadcasting	$37,057	$39,030
Internet	(4,113)	(6,821)
Cable Television	1,235	—
Corporate/Eliminations/Other	(12,812)	(14,522)
Consolidated	$21,367	$17,687

12.  RELATED PARTY TRANSACTIONS:

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three and six months ended June 30, 2011 and 2010, Radio One paid $1,000 and $5,000 and $0 and $6,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three and six months ended June 30, 2011 and 2010, the Company provided no advertising services to Music One. There were no cash, trade or no-charge orders placed by Music One for the three and six months ended June 30, 2011 and 2010.

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

Set forth below are consolidated balance sheets for the Company and the Subsidiary Guarantors as of June 30, 2011 and December 31, 2010, and related consolidated statements of operations and cash flows for each of the three and six months ended June 31, 2011 and 2010. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$33,743	$63,319	$—	$97,062
OPERATING EXPENSES:
Programming and technical	7,677	23,041	—	30,718
Selling, general and administrative, including stock-based compensation	13,017	18,789	—	31,806
Corporate selling, general and administrative, including stock-based compensation	—	8,510	—	8,510
Depreciation and amortization	2,023	8,215	—	10,238
Total operating expenses	22,717	58,555	—	81,272
Operating income	11,026	4,764	—	15,790
INTEREST INCOME	—	9	—	9
INTEREST EXPENSE	—	22,916	—	22,916
GAIN ON INVESTMENT IN AFFILIATED COMPANY		146,879		146,879
EQUITY IN INCOME OF AFFILIATED COMPANY	—	208	—	208
OTHER EXPENSE,net		47	—	47
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	11,026	128,897	—	139,923
PROVISION FOR INCOME TAXES	—	38,611	—	38,611
Net income before equity in income of subsidiaries and discontinued operations	11,026	90,286	—	101,312
EQUITY IN INCOME OF SUBSIDIARIES	—	10,981	(10,981)	—
Net income (loss) from continuing operations	11,026	101,267	(10,981)	101,312
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(45)	—	—	(45)
CONSOLIDATED NET INCOME (LOSS)	10,981	101,267	(10,981)	101,267
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	2,717	—	2,717
CONSOLIDATED NET LOSS INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,981	$98,550	$(10,981)	$98,550

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$35,567	$39,579	$—	$75,146
OPERATING EXPENSES:
Programming and technical	8,781	10,513	—	19,294
Selling, general and administrative, including stock-based compensation	14,988	12,755	—	27,743
Corporate selling, general and administrative, including stock-based compensation	—	9,441	—	9,441
Depreciation and amortization	2,595	2,242	—	4,837
Total operating expenses	26,364	34,951	—	61,315
Operating income	9,203	4,628	—	13,831
INTEREST INCOME	—	43	—	43
INTEREST EXPENSE	—	9,703	—	9,703
EQUITY IN INCOME OF AFFILIATED COMPANY	—	1,139	—	1,139
OTHER (INCOME) EXPENSE, net	(3)	2,409	—	2,406
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	9,206	(6,302)	—	2,904
PROVISION FOR INCOME TAXES	—	233	—	233
Net income (loss) before equity in income of subsidiaries and discontinued operations	9,206	(6,535)	—	2,671
EQUITY IN INCOME OF SUBSIDIARIES	—	9,110	(9,110)	—
Net income (loss) from continuing operations	9,206	2,575	(9,110)	2,671
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(96)	(81)	—	(177)
CONSOLIDATED NET INCOME (LOSS)	9,110	2,494	(9,110)	2,494
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	446	—	446
NET LOSS INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$9,110	$2,048	$(9,110)	$2,048

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2011

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$61,838	$100,232	$—	$162,070
OPERATING EXPENSES:
Programming and technical	16,196	33,353	—	49,549
Selling, general and administrative, including stock-based compensation	25,888	34,413	—	60,301
Corporate selling, general and administrative, including stock-based compensation	—	16,532	—	16,532
Depreciation and amortization	4,210	10,111	—	14,321
Total operating expenses	46,294	94,409	—	140,703
Operating income	15,544	5,823	—	21,367
INTEREST INCOME	—	17	—	17
INTEREST EXPENSE	—	42,249	—	42,249
GAIN ON INVESTMENT IN AFFILIATED COMPANY	—	146,879	—	146,879
EQUITY IN INCOME OF AFFILIATED COMPANY	—	3,287	—	3,287
LOSS ON RETIREMENT OF DEBT	—	7,743	—	7,743
OTHER EXPENSE, NET	—	22	—	22
Income before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	15,544	105,992	—	121,536
PROVISION FOR INCOME TAXES	—	84,230	—	84,230
Net income before equity in income of subsidiaries and discontinued operations	15,544	21,762	—	37,306
EQUITY IN INCOME OF SUBSIDIARIES	—	15,463	(15,463)	—
Net income (loss) from continuing operations	15,544	37,225	(15,463)	37,306
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(81)	—	—	(81)
CONSOLIDATED NET INCOME (LOSS)	15,463	37,225	(15,463)	37,225
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	2,920	—	2,920
NET LOSS INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$15,463	$34,305	$(15,463)	$34,305

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATING STATEMENT OF OPERATIONS
Six Months Ended June 30, 2010

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$64,324	$69,802	$—	$134,126
OPERATING EXPENSES:
Programming and technical	17,082	20,747	—	37,829
Selling, general and administrative, including stock-based compensation	28,862	21,867	—	50,729
Corporate selling, general and administrative, including stock-based compensation	—	18,336	—	18,336
Depreciation and amortization	5,138	4,407	—	9,545
Impairment of long-lived assets	—	—	—	—
Total operating expenses	51,082	65,357	—	116,439
Operating income	13,242	4,445	—	17,687
INTEREST INCOME	—	67	—	67
INTEREST EXPENSE	—	18,938	—	18,938
LOSS ON RETIREMENT OF DEBT	—	—	—	—
EQUITY IN INCOME OF AFFILIATED COMPANY	—	2,048	—	2,048
OTHER (INCOME) EXPENSE, net	(114)	2,997	—	2,883
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	13,356	(15,375)	—	(2,019)
BENEFIT FROM INCOME TAXES	—	(75)	—	(75)
Net income (loss) before equity in income of subsidiaries and discontinued operations	13,356	(15,300)	—	(1,944)
EQUITY IN INCOME OF SUBSIDIARIES	—	13,366	(13,366)	—
Net income (loss) from continuing operations	13,356	(1,934)	(13,366)	(1,944)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	10	(169)	—	(159)
CONSOLIDATED NET INCOME (LOSS)	13,366	(2,103)	(13,366)	(2,103)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	417	—	417
NET LOSS INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$13,366	$(2,520)	$(13,366)	$(2,520)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of June 30, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$52	$29,837	$—	$29,889
Short-term investments	—	584	—	584
Trade accounts receivable, net of allowance for doubtful accounts	28,719	54,462	—	83,181
Prepaid expenses and other current assets	1,398	4,262	—	5,660
Current portion of content assets	—	17,732	—	17,732
Current assets from discontinued operations	—	129	—	129
Total current assets	30,169	107,006	—	137,175
PREPAID PROGRAMMING AND DEPOSITS	—	5,064	—	5,064
PROPERTY AND EQUIPMENT, net	17,946	15,683	—	33,629
INTANGIBLE ASSETS, net	566,667	722,871	—	1,289,538
CONTENT ASSETS, net	—	47,322	—	47,322
LONG-TERM INVESTMENTS	—	6,136	—	6,136
INVESTMENT IN SUBSIDIARIES	—	603,994	(603,994)	—
OTHER ASSETS	350	3,129	—	3,479
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	1,513	—	—	1,513
Total assets	$616,645	$1,511,205	$(603,994)	$1,523,856

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$927	$3,721	$—	$4,648
Accrued interest	—	6,362	—	6,362
Accrued compensation and related benefits	1,985	8,608	—	10,593
Current portion of content payables		23,254	—	23,254
Income taxes payable	—	1,914	—	1,914
Other current liabilities	8,200	2,126	—	10,326
Current portion of long-term debt	—	4,860	—	4,860
Current liabilities from discontinued operations	49	31	—	80
Total current liabilities	11,161	50,876	—	62,037
LONG-TERM DEBT, net of current portion and original issue discount	—	792,773	—	792,773
CONTENT PAYABLES, net of current portion	—	18,214	—	18,214
OTHER LONG-TERM LIABILITIES	1,457	14,741	—	16,198
DEFERRED TAX LIABILITIES	—	172,536	—	172,536
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	33	—	—	33
Total liabilities	12,651	1,049,140	—	1,061,791

REDEEMABLE NONCONTROLLING INTERESTS	—	28,736	—	28,736

STOCKHOLDERS’ EQUITY:
Common stock	—	51	—	51
Accumulated other comprehensive income	—	56	—	56
Additional paid-in capital	216,847	991,884	(216,847)	991,884
Retained earnings (accumulated deficit)	387,147	(764,740)	(387,147)	(764,740)
Total stockholders’ equity	603,994	227,251	(603,994)	227,251
Noncontrolling interest	—	206,078	—	206,078
Total Equity	603,994	433,329	(603,994)	433,329
Total liabilities, redeemable noncontrolling interests and equity	$616,645	$1,511,205	$(603,994)	$1,523,856

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of December 31, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(As Adjusted - See Note 1)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$1,043	$8,149	$—	$9,192
Trade accounts receivable, net of allowance for doubtful accounts	30,427	28,000	—	58,427
Prepaid expenses and other current assets	1,323	7,050	—	8,373
Current assets from discontinued operations	31	128	—	159
Total current assets	32,824	43,327	—	76,151
PROPERTY AND EQUIPMENT, net	19,392	13,649	—	33,041
INTANGIBLE ASSETS, net	567,600	271,345	—	838,945
INVESTMENT IN SUBSIDIARIES	—	609,199	(609,199)	—
INVESTMENT IN AFFILIATED COMPANY	—	47,470	—	47,470
OTHER ASSETS	497	1,484	—	1,981
NON-CURRENT ASSESTS FROM DISCONTINUED OPERATIONS	1,624	—	—	1,624
Total assets	$621,937	$986,474	$(609,199)	$999,212

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable	$411	$2,598	$—	$3,009
Accrued interest	—	4,558	—	4,558
Accrued compensation and related benefits	2,332	8,389	—	10,721
Income taxes payable	—	1,671	—	1,671
Other current liabilities	8,383	3,321	—	11,704
Current portion of long-term debt	—	18,402	—	18,402
Current liabilities from discontinued operations	44	(10)	—	34
Total current liabilities	11,170	38,929	—	50,099
LONG-TERM DEBT, net of current portion	—	623,820	—	623,820
OTHER LONG-TERM LIABILITIES	1,531	9,363	—	10,894
DEFERRED TAX LIABILITIES	—	89,392	—	89,392
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	37	—	—	37
Total liabilities	12,738	761,504	—	774,242

REDEEMABLE NONCONTROLLING INTERESTS	—	30,635	—	30,635

STOCKHOLDERS’ EQUITY:
Common stock	—	54	—	54
Accumulated comprehensive income adjustments	—	(1,424)	—	(1,424)
Additional paid-in capital	237,515	994,750	(237,515)	994,750
Retained earnings (accumulated deficit)	371,684	(799,045)	(371,684)	(799,045)
Total stockholders’ equity	609,199	194,335	(609,199)	194,335
Total liabilities, redeemable noncontrolling interests and stockholders' equity	$621,937	$986,474	$(609,199)	$999,212

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$15,463	$37,225	$(15,463)	$37,225
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	4,210	10,111	—	14,321
Amortization of debt financing costs	—	2,339	—	2,339
Amortization of content assets	—	9,406	—	9,406
Deferred income taxes	—	84,230	—	84,230
Gain on investment in affiliated company	—	(146,879)	—	(146,879)
Equity in income of affiliated company	—	(3,287)	—	(3,287)
Stock-based compensation and other non-cash compensation	—	2,136	—	2,136
Non-cash interest	—	12,391	—	12,391
Loss on retirement of debt	—	7,743	—	7,743
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	1,708	(26,462)	—	(24,754)
Prepaid expenses and other current assets	(75)	2,788	—	2,713
Other assets	147	1,778	—	1,925
Accounts payable	516	1,123	—	1,639
Due to corporate/from subsidiaries	(22,356)	22,356	—	—
Accrued interest	—	1,804	—	1,804
Accrued compensation and related benefits	(347)	219	—	(128)
Income taxes payable	—	243	—	243
Other liabilities	(257)	(1,290)	—	(1,547)
Net cash flows provided by operating activities from discontinued operations	—	616	—	616
Net cash flows (used in) provided by operating activities	(991)	18,590	(15,463)	2,136
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3,610)	—	(3,610)
Net cash and investments acquired in connection with TV One consolidation	—	65,245	—	65,245
Investment in subsidiaries	—	(15,463)	15,463	—
Purchase of content assets	—	(2,345)	—	(2,345)
Net cash flows provided by investing activities		43,827	15,463	59,290
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	—	378,280	—	378,280
Repayment of credit facility	—	(353,681)	—	(353,681)
Repurchase of common stock	—	(7,510)	—	(7,510)
Repurchase of noncontrolling interest	—	(54,595)	—	(54,595)
Proceeds from noncontrolling interest member	—	2,776	—	2,776
Debt refinancing and modification costs	—	(5,999)	—	(5,999)
Net cash flows used in financing activities	—	(40,729)	—	(40,729)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(991)	21,688	—	20,697
CASH AND CASH EQUIVALENTS, beginning of period	1,043	8,149	—	9,192
CASH AND CASH EQUIVALENTS, end of period	$52	$29,837	$—	$29,889

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$13,366	$(2,103)	$(13,366)	$(2,103)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	5,138	4,407	—	9,545
Amortization of debt financing costs	—	1,168	—	1,168
Write off of debt financing costs	—	3,055	—	3,055
Deferred income taxes	—	(818)	—	(818)
Equity in income of affiliated company	—	(2,048)	—	(2,048)
Stock-based compensation and other non-cash compensation	—	3,969	—	3,969
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(3,161)	(9,518)	—	(12,679)
Prepaid expenses and other current assets	(624)	(1,283)	—	(1,907)
Other assets	187	2,413	—	2,600
Accounts payable	(325)	(1,292)	—	(1,617)
Due to corporate/from subsidiaries	(22,564)	22,564	—	—
Accrued interest	—	2,030	—	2,030
Accrued compensation and related benefits	373	2,291	—	2,664
Income taxes payable	—	327	—	327
Other liabilities	10,441	(7,845)	—	2,596
Net cash flows provided by (used in) operating activities from discontinued operations	213	(109)	—	104
Net cash flows provided by (used in) operating activities	3,044	17,208	(13,366)	6,886
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,494)	(495)	—	(1,989)
Investment in subsidiaries	—	(13,366)	13,366	—
Purchase of other intangible assets	—	(268)	—	(268)
Net cash flows (used in) provided by investing activities	(1,494)	(14,129)	13,366	(2,257)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	—	12,000	—	12,000
Repayment of credit facility	—	(8,449)	—	(8,449)
Debt refinancing and modification costs	—	(7,095)	—	(7,095)
Net cash flows used in financing activities	—	(3,544)	—	(3,544)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,550	(465)	—	1,085
CASH AND CASH EQUIVALENTS, beginning of period	127	19,836	—	19,963
CASH AND CASH EQUIVALENTS, end of period	$1,677	$19,371	$—	$21,048

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

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2015. In connection with these agreements,  the Company incurred expenses of approximately $3.5 million and $6.3 million for the three and six month periods ended June 30, 2011, respectively, and approximately $3.0 million and $5.9 million, respectively, for the three and six month periods ended June 30, 2010.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of June 30, 2011, we had four standby letters of credit totaling approximately $1.0 million in connection with our annual insurance policy renewals and real estate leases.  In addition Reach Media had a letter of credit of $500,000.

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

15.  SUBSEQUENT EVENTS:

In July 2011, we entered into a new advertising services agreement with TV One, effective January 2011.  Under the new advertising services agreement, we (i) provide advertising services to TV One on certain of our media properties and (ii) act as media placement agent for TV One in certain instances.  In return for such services, TV One pays us for such advertising time and, where we act as media placement agent, pays us a media placement fee equal to the lesser of 15% of media placement costs or a market rate, in addition to reimbursing us (or paying us in advance) for all actual costs associated with the media placement services.  We are still negotiating a new network services agreement with TV One.

On November 24, 2010, in connection with the refinancing of prior outstanding bonds, we issued $286,794,302 of our 12 1/2%/15% Senior Subordinated Notes due 2016 (the “Old 12 1/2%/15% Senior Subordinated Notes”) in a private placement (the “Private Placement"). Simultaneously with the Private Placement, we entered into a registration rights agreement with the initial holders of the Old 12 1/2%/15% Senior Subordinated Notes (the “Registration Rights Agreement”). Under the Registration Rights Agreement, we were required to use our reasonable best efforts to cause a registration statement for substantially identical notes, which will be issued in exchange for the Old 12 1/2%/15% Senior Subordinated Notes, to be filed with the SEC within 90 days of the date of issuance of the Old Notes and to cause such registration statement to become effective within 120 days of the date of issuance of the Old Notes if the registration statement was not reviewed by the SEC or within 270 days of the date of issuance of the Old 12 1/2%/15% Senior Subordinated Notes if the registration statement was reviewed by the SEC.  We initially filed a registration statement on February 9, 2011 (the “Initial Registration Statement Filing”).  The Initial Registration Statement Filing was reviewed by the SEC and we filed amendments to the Initial Registration Statement Filing on July 28, 2011 and August 4, 2011 (the Initial Registration Statement Filing, as amended by these amendments is referred to as the “Registration Statement”).  The Registration Statement was declared effective by the SEC on August 8, 2011. The exchange offer contemplated by the Registration Statement expires at 5:00 p.m., New York City time, on September 8, 2011, unless extended by us.

Since July 1, 2011 and through August 15, 2011, the Company repurchased 37,082 shares of Class D common stock in the amount of $44,158 at an average price of $1.19 per share and 1,200 shares of Class A common stock in the amount of $1,514 at an average price of $1.26 per share. As of August 15, 2011, the Company had approximately $7.4 million in capacity available under its share repurchase program.

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

During the three months ended June 30, 2011 and 2010, approximately 63.1% and 84.3%, respectively, of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. During the six months ended June 30, 2011 and 2010, approximately 68.2% and 84.7%, respectively, of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. During the three and six months ended June 30, 2011, approximately 41.3% and 45.9%, respectively, of our total net revenue was generated from local advertising and approximately 37.9% and 35.8%, respectively, was generated from national advertising, including network advertising. In comparison, during the three and six months ended June 30, 2010, approximately 56.1% and 57.6%, respectively, of our net revenue was generated from local advertising and approximately 36.1% and 36.4%, respectively, was generated from national advertising, including network advertising. National advertising also includes advertising revenue generated from our internet segments. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

In the broadcasting industry, radio stations and television stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely monitor the use of trade and barter agreements.

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

TV One generates the Company’s cable television revenue, and derives its revenue principally from advertising and affiliate revenue.  Advertising revenue is derived from the sale of television air time to advertisers and is recognized when the advertisements are run.  TV One also receives affiliate fees and records revenue during the term of various affiliation agreements at levels appropriate for the most recent subscriber counts reported by the applicable affiliate.

Expenses

Our significant radio broadcast expenses are: (i) employee salaries and commissions; (ii) programming expenses; (iii) marketing and promotional expenses; (iv) rental of premises for office facilities and studios; (v) rental of transmission tower space; and (vi) music license royalty fees. We strive to control these expenses by centralizing certain functions such as finance, accounting, legal, human resources and management information systems and, in certain markets, the programming management function. We also use our multiple stations, market presence and purchasing power to negotiate favorable rates with certain vendors and national representative selling agencies.

We generally incur marketing and promotional expenses to increase our radio and cable television audiences. However, because Arbitron reports ratings either monthly or quarterly, depending on the particular market, any changed ratings and the effect on advertising revenue tends to lag behind both the reporting of the ratings and the incurrence of advertising and promotional expenditures.

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

Major expenses for our cable television business include content acquisition and amortization, sales and marketing.

Measurement of Performance

We monitor and evaluate the growth and operational performance of our business using net income and the following key metrics:

(a) Net revenue:  The performance of an individual radio station or group of radio stations in a particular market is customarily measured by its ability to generate net revenue. Net revenue consists of gross revenue, net of local and national agency and outside sales representative commissions consistent with industry practice. Net revenue is recognized in the period in which advertisements are broadcast. Net revenue also includes advertising aired in exchange for goods and services, which is recorded at fair value, revenue from sponsored events and other revenue. Net revenue is recognized for our online business as impressions are delivered, as “click throughs” are reported or ratably over contract periods, where applicable.  Net revenue is recognized for our cable television business as advertisements are run, and during the term of the affiliation agreements at levels appropriate for the most recent subscriber counts reported by the affiliate.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands, except margin data)

Net revenue	$97,062	$75,145	$162,070	$134,126
Station operating income	34,750	28,388	52,596	46,250
Station operating income margin	35.8%	37.8%	32.5%	34.5%
Consolidated net income (loss) attributable to common stockholders	$98,550	$2,048	$34,305	$(2,520)

The reconciliation of net income (loss) to station operating income is as follows:

	Three Months Ended		Six Months Ended
	June 30,
	2011	2010	2011	2010
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands)
Consolidated net income (loss) attributable to common stockholders	$98,550	$2,048	$34,305	$(2,520)
Add back non-station operating income items included in consolidated net income (loss):
Interest income	(9)	(43)	(17)	(67)
Interest expense	22,916	9,703	42,249	18,938
Provision for (benefit from) income taxes	38,611	233	84,230	(75)
Corporate selling, general and administrative, excluding stock-based compensation	7,523	7,764	14,772	15,049
Stock-based compensation	1,199	1,956	2,136	3,969
Equity in income of affiliated company	(208)	(1,139)	(3,287)	(2,048)
Loss on retirement of debt	—	—	7,743	—
Gain on investment in affiliated company	(146,879)	—	(146,879)	—
Other expense, net	47	2,406	22	2,883
Depreciation and amortization	10,238	4,837	14,321	9,545
Noncontrolling interests in income of subsidiaries	2,717	446	2,920	417
Loss from discontinued operations, net of tax	45	177	81	159
Station operating income	$34,750	$28,388	$52,596	$46,250

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010 (In thousands)

	Three Months Ended June 30,
	2011	2010	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$97,062	$75,146	$21,916	29.2%
Operating expenses:
Programming and technical, excluding stock-based compensation	30,718	19,294	11,424	59.2
Selling, general and administrative, excluding stock-based compensation	31,594	27,464	4,130	15.0
Corporate selling, general and administrative, excluding stock-based compensation	7,523	7,764	(241)	(3.1)
Stock-based compensation	1,199	1,956	(757)	(38.7)
Depreciation and amortization	10,238	4,837	5,401	111.7
Total operating expenses	81,272	61,315	19,957	32.5
Operating income	15,790	13,831	1,959	14.2
Interest income	9	43	(34)	(79.1)
Interest expense	22,916	9,703	13,213	136.2
Gain on investment in affiliated company	146,879	—	146,879	100.0
Equity in income of affiliated company	208	1,139	(931)	(81.7)
Other expense, net	47	2,406	(2,359)	(98.0)
Income before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	139,923	2,904	137,019	4,718.3
Provision for income taxes	38,611	233	38,378	16,471.2
Net income from continuing operations	101,312	2,671	98,641	3,693.0
Loss from discontinued operations, net of tax	(45)	(177)	(132)	(74.6)
Consolidated net income	101,267	2,494	98,773	3,960.4
Net income attributable to noncontrolling interests	2,717	446	2,271	509.2
Net income attributable to common stockholders	$98,550	$2,048	$96,502	4,712.0%

 Net revenue

Three Months Ended June 30,		Increase/(Decrease)
2011	2010
$97,062	$75,146	$21,916	29.2%

During the three months ended June 30, 2011, we recognized approximately $97.1 million in net revenue compared to approximately $75.1 million during the same period in 2010. These amounts are net of agency and outside sales representative commissions, which were approximately $8.6 million during the three months ended June 30, 2011, compared to approximately $8.4 million for the comparable period in 2010. We began to consolidate the results of TV One during the three months ended June 30, 2011 and recognized approximately $25.2 million of revenue from our new cable television segment.  Our radio stations’ net revenues decreased 4.3%, and based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in grew 1.5% in total revenues, led primarily by growth in local revenues of 1.4%, while national revenue in our radio marketplaces decreased 0.7% for the quarter. Net revenue growth for our radio stations was led by our Atlanta, Charlotte, Cincinnati, Detroit and St. Louis clusters, while our Baltimore, Columbus, Dallas and Houston markets experienced the most significant declines. Excluding Reach Media, net revenue for our radio division decreased 3.4%. Reach Media net revenue declined 6.2%, primarily due to the change in date for the ongoing cruise event, the “Tom Joyner Fantastic Voyage” (this event was held in March 2011 versus in May 2010). Reach Media recognized $363,000 of revenue related to the cruise event during the three months ended June 30, 2010. Net revenue for our internet business declined 3.6% for the three months ended June 30, 2011 compared to the same period in 2010.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2011	2010
$30,718	$19,294	$11,424	59.2%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management.  The increase for the three months ended June 30, 2011 compared to the same period in 2010 is primarily related to the consolidation of TV One as approximately $11.8 million was recognized directly from TV One. Approximately $9.4 million of this amount relates to content amortization. Excluding the impact of consolidating TV One’s operating results, our programming and technical expenses declined by 1.8% for the quarter compared to the same period in 2010.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2011	2010
$31,594	$27,464	$4,130	15.0%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for radio and internet include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Our cable television segment accounted for approximately $5.8 million of the increase due to the impact of consolidating TV One results.  This increase was offset by savings of approximately $1.5 million generated in our internet division, primarily from decreases in payroll related expenses and marketing and promotional spending.  Excluding the impact of consolidating TV One’s operating results, our selling, general and administrative expenses declined by 6.3% for the quarter compared to the same period in 2010.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2011	2010
$7,523	$7,764	$(241)	(3.1)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The decrease in corporate expenses was due to lower professional fees, which were offset by payroll related increases due to annual salary adjustments and increased bonuses.

Stock-based compensation

Three Months Ended June 30,		Increase/(Decrease)
2011	2010
$1,199	$1,956	$(757)	(38.7)%

Stock-based compensation expense is due to a long-term incentive plan whereby officers and certain key employees were granted a total of 3,250,000 shares of restricted stock in January of 2010. Stock-based compensation requires measurement of compensation costs for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The decrease in stock-based compensation expense was due to one-time accelerated vesting being recorded for the three months ended June 30, 2010 versus a more normalized vesting for the same period in 2011.

Depreciation and amortization

Three Months Ended June 30,		Increase/(Decrease)
2011	2010
$10,238	$4,837	$5,401	111.7%

  The increase in depreciation and amortization expense for the three months ended June 30, 2011 was due primarily to additional depreciation and amortization expense of approximately $6.4 million resulting from fixed and intangible assets recorded as part of the consolidation of TV One.  This increased expense was offset by the completion of amortization for certain CCI intangible assets and the completion of depreciation and amortization for certain assets.

Interest expense

Three Months Ended June 30,		Increase/(Decrease)
2011	2010
$22,916	$9,703	$13,213	136.2%

The increase in interest expense for the three months ended June 30, 2011 was due to our entry into the 2011 Credit Agreement on March 31, 2011 and Amended Exchange Offer on November 24, 2010, as well as the consolidation of TV One, including its $119.0 million senior secured notes due in 2016 (the “TV One Notes”).  Higher interest rates associated with the 2011 Credit Agreement and Amended Exchange Offer were in effect for the three months ended June 30, 2011 compared to the same period in 2010.  The increase in the overall effective rate of borrowing for the three months ended June 30, 2011 was approximately 5.6% compared to the three months ended June 30, 2010.  Approximately $3.1 million of the increased interest expense relates to the TV One Notes.

Other expense, net

Three Months Ended June 30,		Increase/(Decrease)
2011	2010
$47	$2,406	$(2,359)	(98.0)%

The other expense for the three months ended June 30, 2010 was principally due to a write off of a pro-rata portion of debt financing and modification costs in connection with the Company’s offering of Second-Priority Senior Secured Grid Notes upon which the Company did not close (the “Abandoned Second Lien Notes”).

Gain on investment in affiliated company

Three Months Ended June 30,		Increase/(Decrease)
2011	2010
$146,879	$—	$146,879	100.0%

The gain on investment in affiliated company of approximately $146.9 million for the three months ended June 30, 2011 was due to acquiring the controlling interest in and the accounting impact of consolidating TV One’s operating results as of April 14, 2011.

Equity in income of affiliated company

Three Months Ended June 30,		Increase/(Decrease)
2011	2010
$208	$1,139	$(931)	(81.7)%

Equity in income of affiliated company primarily reflects our estimated equity in the net income of TV One. The decrease to equity in income of affiliated company for the three months ended June 30, 2011 was due to the consolidation of TV One during this period.  Previously, the Company’s share of the net income was driven by TV One’s current capital structure and the Company’s percentage ownership of the equity securities of TV One. Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis.

Provision for income taxes

Three Months Ended June 30,		Increase/(Decrease)
2011	2010
$38,611	$233	$38,378	16,471.2%

For the three months ended June 30, 2011 and 2010, a tax expense of approximately $44.5 million was recognized for the partnership interest in TV One. A tax benefit of approximately $6.7 million was recognized for the change in the DTL related to indefinite lived intangibles and a state tax benefit of $59,000.  The remaining tax consists of discrete items of $810,000, and the tax expense for Reach Media of $151,000.

The Company is estimating an annual effective tax rate of approximately 69% for 2011. The Company continues to maintain a full valuation allowance for entities other than Reach Media for its deferred tax assets (“DTAs”), including the DTA associated with its net operating loss carryforward. As a result, pre-tax book income for the entities other than Reach Media does not generate any tax expense. Instead, the tax expense for these entities is based on the change in the DTL associated with certain indefinite-lived intangibles, which increases as tax amortization on these intangibles is recognized and decreases as impairments for book purposes are recorded on these assets. In addition to the DTL on these intangibles, a portion of the DTL for the partnership interest in TV One cannot be offset by the DTAs from the net operating loss carryforward and therefore results in a current period expense.

The consolidated effective tax rate for the three months ended June 30, 2011 and 2010 was 27.6% and 8.1%, respectively.

Loss from discontinued operations, net of tax

Three Months Ended June 30,		Increase/(Decrease)
2011	2010
$(45)	$(177)	$(132)	(74.6)%

Included in the loss from discontinued operations, net of tax, are the results from operations for  radio station clusters sold or made the subject of an LMA in Los Angeles, Miami, Augusta, Louisville, Dayton, Minneapolis and Boston markets. Discontinued operations also include the results from operations for Giant Magazine, which ceased publication in December 2009. The loss from discontinued operations, net of tax, for the three months ended June 30, 2010 resulted from legal and litigation expenses incurred as a result of ongoing legal activity for certain station sales. The loss from discontinued operations, net of tax, for the three months ended June 30, 2011 resulted primarily from the remaining Boston radio station entering into an LMA in June 2011. The loss from discontinued operations, net of tax, also includes a tax provision of zero for the three months ended June 30, 2011 and 2010.

Noncontrolling interests in income of subsidiaries

Three Months Ended June 30,		Increase/(Decrease)
2011	2010
$2,717	$446	$2,271	509.2%

 The increase in noncontrolling interests in income of subsidiaries is due primarily to the impact of consolidating TV One’s operating results during the three months ended June 30, 2011.  This amount is partially offset by lower net income generated by Reach Media for the three months ended June 30, 2011 compared to the same period in 2010.

Other Data

Station operating income

Station operating income increased to approximately $34.8 million for the three months ended June 30, 2011 compared to approximately $28.4 million for the comparable period in 2010, an increase of $6.4 million or 22.5%. This increase was primarily due to the impact of consolidating TV One results, as TV One generated approximately $7.6 million of station operating income during the quarter ended June 30, 2011.

Station operating income margin

Station operating income margin decreased to 35.8% for the three months ended June 30, 2011 from 37.8% for the comparable period in 2010. The margin decrease was primarily attributable to the impact of consolidating TV One results as described above.

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Six Months Ended June 30, 2011, Compared to Six Months Ended June 30, 2010 (In thousands)

	Six Months Ended June 30,
	2011	2010	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$162,070	$134,126	$27,944	20.8%
Operating expenses:
Programming and technical, excluding stock-based compensation	49,549	37,829	11,720	31.0
Selling, general and administrative, excluding stock-based compensation	59,925	50,047	9,878	19.7
Corporate selling, general and administrative, excluding stock-based compensation	14,772	15,049	(277)	(1.8)
Stock-based compensation	2,136	3,969	(1,833)	(46.2)
Depreciation and amortization	14,321	9,545	4,776	50.0
Total operating expenses	140,703	116,439	24,264	20.8
Operating income	21,367	17,687	3,680	20.8
Interest income	17	67	(50)	(74.6)
Interest expense	42,249	18,938	23,311	123.1
Loss on retirement of debt	7,743	—	7,743	100.0
Gain on investment in affiliated company	146,879	—	146,879	100.0
Equity in income of affiliated company	3,287	2,048	1,239	60.5
Other expense, net	22	2,883	(2,861)	(99.2)
Income (loss) before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	121,536	(2,019)	123,555	6,119.6
Provision for (benefit from) income taxes	84,230	(75)	84,305	112,406.7
Net income (loss) from continuing operations	37,306	(1,944)	39,250	2,019.0
Loss from discontinued operations, net of tax	(81)	(159)	(78)	(49.1)
Consolidated net income (loss)	37,225	(2,103)	39,328	1,870.1
Net income attributable to noncontrolling interests	2,920	417	2,503	600.2
Net income (loss) attributable to common stockholders	$34,305	$(2,520)	$36,825	1,461.3%

Net revenue

Six Months Ended June 30,		Increase/(Decrease)
2011	2010
$162,070	$134,126	$27,944	20.8%

During the six months ended June 30, 2011, we recognized approximately $162.1 million in net revenue compared to approximately $134.1 million during the same period in 2010. These amounts are net of agency and outside sales representative commissions, which were approximately $15.4 million during the six months ended 2011, compared to approximately $15.1 million during the same period in 2010. We began to consolidate the results of TV One during the three months ended June 30, 2011 and recognized approximately $25.2 million of revenue from our cable television segment.  Our radio stations’ net revenue declined 3.1% for the six months ended June 30, 2011, and based on reports prepared by Miller Kaplan, the markets we operate in increased 2.9% in total revenues, led primarily by growth in local revenues of 2.9%. Our Atlanta, Charlotte, Cincinnati, Detroit and St. Louis markets experienced net revenue growth, while our Baltimore, Columbus and Dallas markets experienced the most significant declines. For our radio stations, overall national sales were down 4.3% and local sales were down 2.3%. Reach Media net revenue increased 32.9% for the six months ended June 30, 2011 compared to the same period in 2010 due primarily from assuming operational and financial control and responsibility for the ongoing cruise event, the “Tom Joyner Fantastic Voyage.” The “Tom Joyner Fantastic Voyage” took place in March 2011 and generated approximately $6.6 million of revenue for Reach Media. Net revenue for our internet business declined 1.6% for the six months ended June 30, 2011 compared to the same period in 2010.

Operating Expenses

Programming and technical, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2011	2010
$49,549	$37,829	$11,720	31.0%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management.  The increase for the six months ended June 30, 2011 compared to the same period in 2010 is primarily related to consolidating the results of TV One, as approximately $11.8 million of our consolidated programming and technical operating expenses were recognized directly from TV One. Approximately $9.4 million of this amount relates to content amortization. Excluding the impact of consolidating TV One’s operating results, our programming and technical expenses declined by 0.1% for the six months ended June 30, 2011 compared to the same period in 2010.

Selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2011	2010
$59,925	$50,047	$9,878	19.7%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for radio and internet include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Our cable television segment accounted for approximately $5.8 million of the increase due to the impact of consolidating the results of TV One.  Excluding the impact of consolidating the results of TV One, our selling, general and administrative expenses increased by 7.4%.  The increased expense for the six months ended June 30, 2011 compared to the same period in 2010 is primarily due to Reach Media events spending associated with Reach assuming operational and financial control and responsibility for the “Tom Joyner Fantastic Voyage,” held in March 2011. Reach Media incurred over $5.0 million of selling, general and administrative expenses associated with the “Tom Joyner Fantastic Voyage,” held in March 2011. This increase was offset by savings of approximately $2.2 million generated in our internet division, primarily from decreases in payroll related expenses and marketing and promotional spending.

Stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2011	2010
$2,136	$3,969	$(1,833)	(46.2)%

Stock-based compensation expense is due to a long-term incentive plan whereby officers and certain key employees were granted a total of 3,250,000 shares of restricted stock in January of 2010. Stock-based compensation requires measurement of compensation costs for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The decrease in stock-based compensation expense was due to accelerated vesting being recorded for the six months ended June 30, 2010 versus a more normalized vesting for the same period in 2011.

Corporate selling, general and administrative, excluding stock-based compensation

Six Months Ended June 30,		Increase/(Decrease)
2011	2010
$14,772	$15,049	$(277)	(1.8)%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. The decrease in corporate expenses was primarily related to a decrease in compensation expense for the Chief Executive Officer in connection with the potential payment for the TV One award element in his employment Agreement as well as decreased professional fees. The decreases were offset by payroll related increases due to annual salary adjustments and increased bonuses.

Depreciation and amortization

Six Months Ended June 30,		Increase/(Decrease)
2011	2010
$14,321	$9,545	$4,776	50.0%

  The increase in depreciation and amortization expense for the six months ended June 30, 2011 was due primarily to additional depreciation and amortization expense of approximately $6.4 million resulting from fixed and intangible assets recorded as part of the consolidation of TV One.  This increased expense was offset by the completion of amortization for certain CCI intangible assets and the completion of depreciation and amortization for certain assets.

Interest expense

Six Months Ended June 30,		Increase/(Decrease)
2011	2010
$42,249	$18,938	$23,311	123.1%

The increase in interest expense for the six months ended June 30, 2011 was due to our entry into the 2011 Credit Agreement on March 31, 2011 and Amended Exchange Offer on November 24, 2010, as well as the consolidation of TV One, including the TV One Notes.  Higher interest rates associated with the 2011 Credit Agreement and Amended Exchange Offer were in effect for the six months ended June 30, 2011 compared to the same period in 2010.  The increase in the overall effective rate of borrowing for the six months ended June 30, 2011 was approximately 4.8% compared to the six months ended June 30, 2010. Approximately $3.1 million of the increased interest expense relates to the TV One Notes.

Loss on retirement of debt

Six Months Ended June 30,		Increase/(Decrease)
2011	2010
$ 7,743	$ —	$7,743	100.0%

The loss on retirement of debt for the six months ended June 30, 2011 was due to a charge related to the retirement of the 2011 Credit Facility on March 31, 2011.  This amount includes a write-off of approximately $6.5 million of capitalized debt financing costs associated with the Amended and Restated Credit Facility and a write-off of approximately $1.2 million associated with the termination of the Company’s interest rate swap agreement.

Gain on investment in affiliated company

Six Months Ended June 30,		Increase/(Decrease)
2011	2010
$146,879	$—	$146,879	100.0%

The gain on investment in affiliated company of approximately $146.9 million for the six months ended June 30, 2011 was due to acquiring the controlling interest in and the accounting impact of consolidating TV One’s operating results as of April 14, 2011.

Equity in income of affiliated company

Six Months Ended June 30,		Increase/(Decrease)
2011	2010
$3,287	$2,048	$1,239	60.5%

Equity in income of affiliated company primarily reflects our estimated equity in the net income of TV One. The increase to equity in income of affiliated company for the six months ended June 30, 2011 was due primarily to additional net income generated by TV One for the six months ended June 30, 2011 versus the same period in 2010. The Company’s share of the net income is driven by TV One’s current capital structure and the Company’s percentage ownership of the equity securities of TV One.  Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis.

Other expense, net

Six Months Ended June 30,		Increase/(Decrease)
2011	2010
$22	$2,883	$(2,861)	(99.2)%

The other expense for the six months ended June 30, 2010 was principally due to the write off of a portion of deferred financing costs due to a reduction in the revolver commitment and the write off of certain deferred financing costs related to the Abandoned Second Lien Notes. There were costs associated with lowering the revolver commitment under the Company’s bank facilities from $500.0 million to $400.0 million, resulting from entering into a third amendment to our Credit Agreement in March 2010. In addition, there were costs written off in connection with the Company’s offering of the Abandoned Second Lien Notes.

Provision for (benefit from) income taxes

Six Months Ended June 30,		Increase/(Decrease)
2011	2010
$84,230	$(75)	$84,305	112,406.7%

For the six months ended June 30, 2011, the provision for income taxes was $84.2 million compared to a benefit from income taxes of $75,000 for the same period in 2010. Approximately $44.5 million of the increase is due to the deferred tax liability for the partnership interest in TV One and $38.5 million of the increase is due to the increase in the deferred tax liability for indefinite-lived intangibles related to radio broadcasting.

For the six months ended June 30, 2011 a tax expense of approximately $44.5 million was recognized for the partnership interest in TV One and $38.5 million was recognized for the change in the DTL on indefinite-lived intangibles.   State taxes on Radio One were $326,000 and discrete items were $810,000.  The tax expense for Reach Media was $78,000.

The Company continues to maintain a full valuation allowance for entities other than Reach Media for its deferred tax assets (“DTAs”), including the DTA associated with its net operating loss carryforward. As a result, pre-tax book income for the entities other than Reach Media does not generate any tax expense. Instead, the tax expense for these entities is based on the change in the DTL associated with certain indefinite-lived intangibles, which increases as tax amortization on these intangibles is recognized and decreases as impairments for book purposes are recorded on these assets.   In addition to the DTL on these intangibles, a portion of the DTL for the partnership interest in TV One cannot be offset by the DTAs from the net operating loss carryforward and therefore results in a current period expense.

For 2010, no tax expense was recognized for the partnership interest in TV One as there was no significant change in the basis difference during that period.  The zero tax expense for 2010 for indefinite-lived intangibles and state taxes was based on the reduction of the 2010 effective tax rate to zero percent to prevent the recognition of a tax benefit for which management believed it was more likely than not that the benefit would not be realized.  The tax benefit for 2010 for Reach Media was $141,000, which was offset by discrete items of $66,000 for a net benefit of $75,000.

The consolidated effective tax rate for the six months ended June 30, 2011 and 2010 was 69.3% and 3.6%, respectively.

Loss from discontinued operations, net of tax

Six Months Ended June 30,		Increase/(Decrease)
2011	2010
$(81)	$(159)	$(78)	(49.1)%

 Included in the loss from discontinued operations, net of tax, are the results from operations for  radio station clusters sold or made the subject of an LMA in the Los Angeles, Miami, Augusta, Louisville, Dayton, Minneapolis and Boston markets. Discontinued operations also include the results from operations for Giant Magazine, which ceased publication in December 2009. The loss incurred for the six months ended June 30, 2010 was due to legal and litigation spending from ongoing litigation for certain previous station sales. This spending was partially offset by the assumption of Giant Magazines subscriber liability by another publisher. The loss from discontinued operations, net of tax, for the six months ended June 30, 2011 resulted primarily from our remaining station in our Boston market entering into an LMA. The loss from discontinued operations, net of tax, also includes a provision for zero for the six months ended June 30, 2011 and 2010.

Noncontrolling interests in income of subsidiaries

Six Months Ended June 30,		Increase/(Decrease)
2011	2010
$2,920	$417	$2,503	600.2%

The increase in noncontrolling interests in income of subsidiaries is due to the generation of net income by Reach Media during the six months ended June 30, 2011 compared to the same period in 2010 as well as the impact of consolidating TV One’s operating results for the three months ended June 30, 2011.

 Other Data

Station operating income

Station operating income increased to approximately $52.6 million for the six months ended June 30, 2011 compared to approximately $46.3 million for the comparable period in 2010, an increase of $6.3 million or 13.6%. This increase was primarily due to consolidating TV One results, as TV One generated approximately $7.6 million of station operating income during the six months ended June 30, 2011.

Station operating income margin

Station operating income margin decreased to 32.5% for the six months ended June 30, 2011 from 34.5% for the comparable period in 2010. The margin decrease was primarily attributable to the impact of consolidating TV One results as described above.

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

Credit Facilities

March 2011 Refinancing Transaction

On March 31, 2011, the Company entered into a new senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks, and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund our obligation with respect to the TV One capital call.  The total amount available under the 2011 Credit Agreement is $411.0 million, consisting of a $386.0 term loan facility that matures on March 31, 2016 and a $25.0 million revolving loan facility that matures on March 31, 2015. Borrowings under the credit facilities are subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the credit facilities can be used for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes.

The 2011 Credit Agreement contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:
▪	1.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:
▪	5.25 to 1.00 on June 30, 2011; and
▪	5.00 to 1.00 on September 30, 2011 and December 31, 2011; and
▪	4.75 to 1.00 on March 31, 2012; and
▪	4.50 to 1.00 on June 30, 2012, September 30, 2012 and December 31, 2012; and
▪	4.00 to 1.00 on March 31, 2013 and the last day of each fiscal Quarter through September 30, 2013; and
▪	3.75 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014; and
▪	3.25 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:
▪	9.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through December 31, 2011; and
▪	9.00 to 1.00 on March 31, 2012; and
▪	8.75 to 1.00 on June 30, 2012; and
▪	8.50 to 1.00 on September 30, 2012 and December 31, 2012; and
▪	8.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013; and
▪	7.50 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014; and
▪	6.50 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

 (d) limitations on:
▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of June 30, 2011, approximate ratios calculated in accordance with the 2011 Credit Agreement, are as follows:

	As of June 30, 2011		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$82.0

Pro Forma Last Twelve Months Interest Expense (In millions)	$47.4

Senior Debt (In millions)	$376.8
Total Debt (In millions)	$676.7

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.60	x	5.25	x	0.65	x

Total Leverage
Total Debt / Covenant EBITDA	8.25	x	9.25	x	1.00	x

Interest Coverage
Covenant EBITDA / Interest Expense	1.73	x	1.25	x	0.48	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, the calculations for the ratios above do not include the operating results and related debt of Reach and TV One.

As of June 30, 2011, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement.  As noted in the previous table, measurement of interest coverage, senior secured leverage, and total leverage ratios began on June 30, 2011.

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

As of June 30, 2011, the Company had approximately $24.0 million of borrowing capacity under its revolving credit facility. Taking into consideration the financial covenants under the 2011 Credit Agreement, approximately $24.0 million of the revolving credit facility was available to be borrowed.

As of June 30, 2011, the Company had outstanding approximately $385.0 million on its term credit facility. During the quarter ended June 30, 2011, the Company repaid approximately $1.0 million under the 2011 Credit Agreement. Proceeds from the 2011 Credit Agreement of approximately $378.3 million, net of original issue discount, were used to repay the Amended and Restated Credit Agreement and pay other fees and expenses, with the balance of the proceeds used to fund the TV One capital call. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

Period between and including the November 2010 Refinancing Transactions and entering into the 2011 Credit Agreement

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

During the period between November 24, 2010, and as of March 31, 2011, the Company was in compliance with all of its financial covenants under the Amended and Restated Credit Agreement.

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

As of June 30, 2011, the Company had outstanding $747,000 of its 6 3/8% Senior Subordinated Notes due February 2013 and $299.2 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016. During the year ended December 31, 2010, pursuant to the debt exchange, the Company repurchased $101.5 million of the 8 7/8% Senior Subordinated Notes at par and $199.3 million of the 6 3/8% Senior Subordinated Notes at an average discount of 5.0%, and recorded a gain on the retirement of debt of approximately $6.6 million, net of the write-off of deferred financing costs of approximately $3.3 million. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of $299.2 million and a fair value of approximately $303.7 million as of June 30, 2011, and the 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $710,000 as of June 30, 2011. The fair values were determined based on the trading value of the instruments as of the reporting date.

Interest payments under the terms of the 6 3/8% Senior Subordinated Notes are due in February and August.  Based on the $747,000 principal balance of the 6 3/8% Senior Subordinated Notes outstanding on June 30, 2011, interest payments of $24,000 are payable each February and August through February 2013.

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

During the quarter ended June 30, 2011, the Company paid cash interest in the amount of approximately $4.4 million and issued approximately $6.6 million of additional 12 1/2%/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect. During the six months ended June 30, 2011, the Company paid cash interest in the amount of approximately $8.3 million and issued approximately $12.4 million of additional 12 1/2%/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect.

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

The following table summarizes the interest rates in effect with respect to our debt as of June 30, 2011:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$377.7	7.50%
12 1/2%/15% Senior Subordinated Notes (fixed rate)	$299.2	15.00%
Note payable (fixed rate)	$1.0	7.00%
Senior Secured Notes (fixed rate)	$119.0	10.00%
6 3/8% Senior Subordinated Notes (fixed rate)	$0.7	6.38%

(1)	Subject to variable Libor Rate plus a spread currently at 6.00% and incorporated into the applicable interest rate set forth above.

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

TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

Reach Media issued a $1.0 million promissory note payable in November 2009 to a subsidiary of Citadel. The note was issued in connection with Reach Media entering into a new sales representation agreement with Radio Networks. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011.

The following table provides a comparison of our statements of cash flows for the six months ended June 30, 2011 and 2010:

	2011	2010
	(In thousands)

Net cash flows provided from operating activities	$2,136	$6,886
Net cash flows provided from (used in) investing activities	$59,290	$(2,257)
Net cash flows used in financing activities	$(40,729)	$(3,544)

      Net cash flows provided by operating activities were approximately $2.1 million and $6.9 million for the six months ended June 30, 2011 and 2010, respectively.  Cash flow from operating activities for the six months ended June 30, 2011 decreased from the prior year primarily due to changes in operating assets and liabilities.

      Net cash flows provided by investing activities were approximately $59.3 million for the six months ended June 30, 2011 compared to net cash flows used in investing activities of approximately $2.3 million for the six months ended June 30, 2010. Cash flow from investing activities for the six months ended June 30, 2011 increased from the prior year primarily due to the net cash and investments acquired in connection with the TV One consolidation of approximately $65.2 million. Capital expenditures, including digital tower and transmitter upgrades, content assets, and deposits for station equipment and purchases were approximately $5.9 million and $2.3 million for the six months ended June 30, 2011 and 2010, respectively.

      Net cash flows used in financing activities were approximately $40.7 million and $3.5 million for the six months ended June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, the Company borrowed approximately $378.3 million and $12.0 million, respectively, from its credit facility and repaid approximately $353.7 million and $8.5 million, respectively, in outstanding debt.  During the six months ended June 30, 2011 we repurchased a noncontrolling interest in TV One for approximately $54.6 million. During the six months ended June 30, 2011 and 2010, respectively, we capitalized approximately $6.0 million and $7.1 million of costs associated with our evaluation of various alternatives associated with our indebtedness and its upcoming maturities.  In addition, during the six months ended June 30, 2011, we repurchased approximately $7.5 million of our Class D Common Stock.

      Credit Rating Agencies

Our corporate credit ratings by Standard & Poor's Rating Services and Moody's Investors Service are speculative-grade and have been downgraded and upgraded at various times during the last several years. Any reductions in our credit ratings could increase our borrowing costs, reduce the availability of financing to us or increase our cost of doing business or otherwise negatively impact our business operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies of the consolidated financial statements in our Annual Report on Form 10-K. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2010, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes to our existing accounting policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2010.  We acquired the controlling interest in TV One as of April 14, 2011, and as such, have included new accounting policies related to our cable television segment as of June 30, 2011.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of June 30, 2011, we had approximately $677.4 million in broadcast licenses and $285.9 million in goodwill, which totaled $963.3 million, and represented approximately 63.2% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We did not record any impairment charges for the three or six months ended June 30, 2011 and 2010.

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

During the second quarter of 2011, the total market revenue growth for specific markets was below that used in our 2010 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain of our radio broadcasting licenses, which we performed as of May 31, 2011. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for all annual and interim impairments assessments performed since January 2010.  The Company concluded that our radio broadcasting licenses were not impaired during the second quarter of 2011.

Radio Broadcasting Licenses	October 1, 2010	May 31, 2011 (a)
(In millions)

Pre-tax impairment charge	$19.9	$—

Discount Rate	10.0%	10.0%
Year 1 Market Revenue Growth or Decline Rate or Range	1.0% -3.0%	1.3% -2.8%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.5%	1.5% - 2.0%
Mature Market Share Range	0.8% - 28.3%	9.0% - 22.5%
Operating Profit Margin Range	19.0% - 47.3%	32.7% - 40.8%

(a)	Reflects changes only to the key assumptions used in the May 2011 interim testing for certain reporting units.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 19 reporting units as of our October 2010 annual impairment assessment. For the purpose of valuing goodwill, the 19 reporting units consisted of the 16 radio markets and three other business divisions. Due to the consolidation of TV One and with the transition of our Boston station into discontinued operations during the 3 months ended June 30, 2011, the Company now has 19 reporting units, consisting of the 15 radio markets and four business divisions. In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are generally based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. Since our October 2010 annual assessment, we have not made any changes to the methodology of valuing or allocating goodwill when determining the carrying values of the radio markets, Reach Media or Interactive One.

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

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for all interim, annual and year end assessments since January 2010. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of the February, May and August 2010 interim assessments, the Company concluded no impairment to the carrying value of Reach Media had occurred. During the fourth quarter, Reach Media’s operating performance continued to decline, but at a decreasing rate.  We believe this represented an impairment indicator and as a result, we performed a year end impairment assessment at December 31, 2010. We recorded an impairment charge of $16.1 million during the quarter ended December 31, 2010 in connection with this assessment. We performed interim impairment assessments at March 31, 2011 and June 30, 2011 as Reach Media did not meet its budgeted operating cash flow for the first and second quarters. As a result of the March 2011 and June 2011 interim impairment tests, the Company concluded that the carrying value of goodwill attributable to Reach Media had not been impaired.

Reach Media Goodwill (Reporting Unit Within the Radio Broadcasting Segment)	February 28, 2010	May 31, 2010	August 31, 2010	December 31, 2010	March 31, 2011	June 30, 2011

Pre-tax impairment charge	$–	$–	$–	$16.1	$–	$–

Discount Rate	13.5%	13.5%	13.0%	13.5%	13.5%	13.0%
Year 1 Revenue Growth Rate	8.5%	2.5%	2.5%	2.5%	2.5%	2.5%
Long-term Revenue Growth Rate Range	2.5% – 3.0%	2.5% – 2.9%	2.5% – 3.3%	(2.6)% - 4.4%	(1.3)% - 4.9%	(0.2)% - 3.9%
Operating Profit Margin Range	22.7% - 31.4%	23.3% - 31.5%	25.5% - 31.2%	15.5% - 25.9%	16.2% - 27.4%	17.6% - 22.6%

In addition to assessing the fair value of Reach Media as of March 2011 and June 2011, we performed a sensitivity analysis showing the impact resulting from: (i) a 1% or 100 basis point decrease in Reach Media growth rates; (ii) a 1% or 100 basis point decrease in cash flow margins; (iii) a 1% or 100 basis point increase in the discount rate; and (iv) both a 5% and 10% reduction in the fair values of Reach Media. A hypothetical change in all of the stated factors did not result in any impairment.

During the second quarter of 2011, the operating performance and current projections for the remainder of the year for specific radio markets were below that used in our 2010 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of goodwill associated with specific radio markets, which we performed as of May 31, 2011. Below are some of the key assumptions used in the income approach model for estimating goodwill fair values for the annual and interim impairments assessments performed since October 1, 2010.  The Company concluded that goodwill had not been impaired during the second quarter of 2011.

Goodwill (Radio Market Reporting Units)	October 1, 2010	May 31, 2011 (a)
(In millions)

Pre-tax impairment charge	$—	$—

Discount Rate	10.0%	10.0%
Year 1 Market Revenue Growth or Decline Rate or Range	1.5% -3.0%	1.5% -3.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.0%
Mature Market Share Range	7.0% - 23.0%	7.0% - 23.0%
Operating Profit Margin Range	27.5% - 58.0%	30.0% - 56.0%

(a)	Reflects changes only to the key assumptions used in the May 2011 interim testing for certain reporting units.

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

As of June 30, 2011, we had a total goodwill carrying value of approximately $285.9 million across 13 of our 19 reporting units. The below table indicates the long-term cash flow growth rates assumed in our impairment testing and the long-term cash flow growth/decline rates that would result in additional goodwill impairment. For four of the reporting units, given each of their significant fair value over carrying value excess, any future goodwill impairment is not likely. However, should our estimates and assumptions for assessing the fair values of the remaining reporting units with goodwill worsen to reflect the below or lower cash flow growth/decline rates, additional goodwill impairments may be warranted in the future.

Reporting Unit	Long-Term Cash Flow Growth Rate Used	Long-Term Cash Flow Growth/Decline Rate That Would Result in Impairment (a)

21	Not tested as of June 30, 2011	Impairment not likely
2	2.0%	Impairment not likely
16	2.0%	Impairment not likely
11	1.5%	Impairment not likely
5	1.5%	0.0%
12	2.0%	0.5%
7	1.5%	0.6%
19	2.5%	(2.1)%
1	2.0%	(2.7)%
6	1.5%	(5.0)%
10	2.5%	(6.8)%
13	2.0%	(14.8)%
18	3.0%	(24.0)%

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

Impairment of Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment triggering events for these assets for the three or six month periods ended June 30, 2011 and 2010.

Allowance for Doubtful Accounts

We must make estimates of the uncollectability of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the past four years, including the quarter ended June 30, 2011, our historical bad debt results have averaged approximately 5.0% of our outstanding trade receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required.

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

TV One derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run.  TV One also receives affiliate fees and records revenue during the term of various affiliation agreements at levels appropriate for the most recent subscriber counts reported by the applicable affiliate.

Equity Accounting

 Effective April 14, 2011, the Company began to account for TV One on a consolidated basis. Prior to that, we accounted for our investment in TV One under the equity method of accounting in accordance with ASC 323, “Investments – Equity Method and Joint Ventures.” We had recorded our investment at cost and had adjusted the carrying amount of the investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from net income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach.

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

To address the exposures of unrecognized tax positions, in January 2007, we adopted ASC 740 pertaining to the accounting for uncertainty in income taxes, which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of June 30, 2011, we had approximately $5.8 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

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

The Company reassessed the estimated fair value of the award as of June 30, 2011 at approximately $7.3 million and, accordingly, recorded compensation expense and a liability for that amount. The fair value of the award as of December 31, 2010 was approximately $6.8 million. The fair valuation incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interests as of June 30, 2011 was approximately $28.7 million.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

The TV One incentive award plan balance is measured based on the estimated enterprise fair value of TV One.  For the period ended June 30, 2011, the Company determined the enterprise fair value of TV One based on the price paid to repurchase interests from certain investors.  As the Company will measure changes in the fair value of these balances at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the amounts previously recorded.

Content Assets

TV One has entered into contracts to acquire entertainment programming rights and programs from distributors and producers.  The license periods granted in these contracts generally run from one year to perpetuity.  Contract payments are made in installments over terms that are generally shorter than the contract period.  In accordance with ASC 920, Entertainment-Broadcasters, each contract is recorded as an asset and a liability at an amount equal to its gross contractual commitment when the license period begins and the program is available for its first airing. Program rights are recorded at the lower of amortized cost or estimated net realizable value.  Program rights are amortized based on the greater of the usage of the program or term of license.  Estimated net realizable values are based on the estimated revenues directly associated with the program materials and related expenses.

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

In December 2010, the FASB issued ASU 2010-29, which specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 is effective for business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

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

TV One Cable Network

Pursuant to a limited liability company agreement dated July 18, 2003, the Company and certain other investors formed TV One for the purpose of developing and distributing a new television programming service. At that time, we committed to make a cumulative cash investment in TV One of $74.0 million, of which $60.3 million had been funded as of April 30, 2007. Since December 31, 2006, the initial four year commitment period for funding the capital had extended on a quarterly basis due in part to TV One’s lower than anticipated capital needs. We funded our remaining capital commitment amount of approximately $13.7 million on April 19, 2011.

Indebtedness

We have several debt instruments outstanding within our corporate structure.  The total amount available under our 2011 Credit Agreement is $411.0 million, consisting of a $386.0 million term loan facility that matures on March 31, 2016 and a $25.0 million revolving loan facility that matures on March 31, 2015. We also have outstanding $747,000 in 6 3/8% Senior Subordinated Notes due February 2013 and $299.2 million in our 12 1/2%/15% Senior Subordinated Notes due May 2016.  In addition, Reach Media issued a $1.0 million promissory note payable in November 2009 to a subsidiary of Citadel. The note was issued in connection with Reach Media reacquiring Citadel’s noncontrolling stock ownership in Reach Media as well as entering into a new sales representation agreement with Radio Networks, a subsidiary of Citadel. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011. Finally, TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016. See “Liquidity and Capital Resources.”

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

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2015. In connection with these agreements,  the Company incurred expenses of approximately $3.5 million and $6.3 million for the three and six month periods ended June 30, 2011, respectively, and approximately $3.0 million and $5.9 million, respectively, for the three and six month periods ended June 30, 2010.

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of June 30, 2011:

	Payments Due by Period
Contractual Obligations	2011	2012	2013	2014	2015	2016 and Beyond	Total
	(In thousands)
6 3/8 Senior Subordinated Notes(1)	$24	$48	$753	$—	$—	$—	$825
12 1/2%/15% Senior Subordinated Notes(1)	23,032	43,838	40,879	40,879	40,879	339,980	529,487
Credit facilities(2)	16,795	33,058	33,058	33,058	33,058	374,964	523,991
Note payable(3)	1,035	—	—	—	—	—	1,035
Other operating contracts / agreements(4)	40,730	44,495	24,659	18,499	3,819	2,048	134,250
Operating lease obligations	4,746	7,913	6,181	5,314	4,181	13,522	41,857
Senior Secured Notes [TV One] (5)	5,950	11,900	11,900	11,900	11,900	121,777	175,327
Total	$92,312	$141,252	$117,430	$109,650	$93,837	$852,291	$1,406,772

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of June 30, 2011.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of June 30, 2011.

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

(4)
Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements.  Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers.  These contracts relate to their content assets as well as prepaid programming related agreements.

(5)
Represents $119.0 million issued by TV One in senior secured notes on February 25, 2011.  The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management.  The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we had four standby letters of credit totaling approximately $1.0 million in connection with our annual insurance policy renewals and real estate leases.  In addition Reach Media had a letter of credit of $500,000.

RELATED PARTY TRANSACTIONS

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three and six months ended June 30, 2011 and 2010, Radio One paid $1,000 and $5,000 and $0 and $6,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three and six months ended June 30, 2011 and 2010, the Company provided no advertising services to Music One. There were no cash, trade or no-charge orders placed by Music One for the three and six months ended June 30, 2011 and 2010.

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

Changes in internal control over financial reporting

  During the three months ended June 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

 None.

Item 6.  Exhibits

Exhibit Number	Description

3.1	Second Amended and Restated Limited Liability Company Operating Agreement of TV One, LLC
4.1
Indenture, dated as of February 25, 2011, by and among TV One, LLC, and TV One Capital Corp., a Delaware corporation, as joint and several obligors, the guarantors signatory thereto and U.S. Bank National Association, as trustee and collateral trustee.

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

August 15, 2011