Form 10-Q/A
period 2011-06-30
RADIO ONE, INC.
filed 2011-09-14
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

EXPLANATORY NOTE

Radio One, Inc. (“Radio One” or the “Company”) is filing this Amendment to its Quarterly Report on Form 10-Q for the period ended June 30, 2011, which was previously filed with the Securities and Exchange Commission on August 15, 2011 for the sole purpose to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the Form 10-Q.

In accordance with Rule 406T of Regulation S-T, the interactive data files attached as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
		(As Adjusted – See Note 1)		(As Adjusted – See Note 1)

	(In thousands, except share data)

NET REVENUE	$97,062	$75,146	$162,070	$134,126
OPERATING EXPENSES:
Programming and technical	30,718	19,294	49,549	37,829
Selling, general and administrative, including stock-based compensation of $212 and $279, and $376 and $682, respectively	31,806	27,743	60,301	50,729
Corporate selling, general and administrative, including stock-based compensation of $987 and $1,677, and $1,760 and $3,287, respectively	8,510	9,441	16,532	18,336
Depreciation and amortization	10,238	4,837	14,321	9,545
Total operating expenses	81,272	61,315	140,703	116,439
Operating income	15,790	13,831	21,367	17,687
INTEREST INCOME	9	43	17	67
INTEREST EXPENSE	22,916	9,703	42,249	18,938
LOSS ON RETIREMENT OF DEBT	—	—	7,743	—
GAIN ON INVESTMENT IN AFFILIATED COMPANY	146,879	—	146,879	—
EQUITY IN INCOME OF AFFILIATED COMPANY	208	1,139	3,287	2,048
OTHER EXPENSE, net	47	2,406	22	2,883
Income (loss) before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and loss from discontinued operations	139,923	2,904	121,536	(2,019)
PROVISION FOR (BENEFIT FROM) INCOME TAXES	38,611	233	84,230	(75)
Net income (loss) from continuing operations	101,312	2,671	37,306	(1,944)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(45)	(177)	(81)	(159)
CONSOLIDATED NET INCOME (LOSS)	101,267	2,494	37,225	(2,103)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,717	446	2,920	417
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$98,550	$2,048	$34,305	$(2,520)

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$1.94	$0.04	$0.67	$(0.05)
Discontinued operations, net of tax	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss) attributable to common stockholders	$1.94	$0.04	$0.67	$(0.05)

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$1.86	$0.04	$0.64	$(0.05)
Discontinued operations, net of tax	(0.00)	(0.00)	(0.00)	(0.00)
Net income (loss) attributable to common stockholders	$1.86	$0.04	$0.64	$(0.05)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	50,831,560	51,054,572	51,474,556	50,942,693
Diluted	52,905,060	54,302,885	53,646,473	50,942,693

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

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

	Radio One, Inc. Stockholders
	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Comprehensive Income	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	(In thousands)
BALANCE, as of December 31, 2010	$—	$3	$3	$3	$45		$(1,424)	$994,750	$(799,045)	$—	$194,335
Comprehensive income:
Consolidated net income	—	—	—	—	—	$37,225	—	—	34,305	2,313	36,618
Conversion of 76,486 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—	—
Repurchase of 2,787,342 shares of Class D common stock	—	—	—	—	(3)		—	(7,507)	—	—	(7,510)
Recognition of noncontrolling interest in connection with consolidation of TV One	—	—	—	—	—		—	—	—	203,765	203,765
Net change in unrealized gain on investment activities	—	—	—	—	—	56	56	—	—	—	56
Change in unrealized loss on derivative and hedging activities, net of taxes	—	—	—	—	—	—	158	—	—	—	158
Termination of interest rate swap	—	—	—	—	—	—	1,266	—	—	—	1,266
Comprehensive income						$37,281
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—		—	2,505	—	—	2,505
Stock-based compensation expense	—	—	—	—	—		—	2,136	—	—	2,136
BALANCE, as of June 30, 2011	$—	$3	$3	$3	$42		$56	$991,884	$(764,740)	$206,078	$433,329

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,
	2011	2010
		(As Adjusted – See Note 1)
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	37,225	(2,103)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	14,321	9,545
Amortization of debt financing costs	2,339	1,168
Write off of debt financing costs	—	3,055
Amortization of content assets	9,406	—
Deferred income taxes	84,230	(818)
Gain on investment in affiliated company	(146,879)	—
Equity in income of affiliated company	(3,287)	(2,048)
Stock-based compensation	2,136	3,969
Non-cash interest	12,391	—
Loss on retirement of debt	7,743	—
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(24,754)	(12,679)
Prepaid expenses and other assets	2,713	(1,907)
Other assets	1,925	2,600
Accounts payable	1,639	(1,617)
Accrued interest	1,804	2,030
Accrued compensation and related benefits	(128)	2,664
Income taxes payable	243	327
Other liabilities	(1,547)	2,596
Net cash flows provided by operating activities of discontinued operations	616	104
Net cash flows provided by operating activities	2,136	6,886
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,610)	(1,989)
Net cash and investments acquired in connection with TV One consolidation	65,245	—
Purchase of content assets	(2,345)	—
Purchase of other intangible assets	—	(268)
Net cash flows provided by (used in) investing activities	59,290	(2,257)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	378,280	12,000
Repayment of credit facility	(353,681)	(8,449)
Debt refinancing and modification costs	(5,999)	(7,095)
Repurchase of noncontrolling interests	(54,595)	—
Proceeds from noncontrolling interest member	2,776	—
Repurchase of common stock	(7,510)	—
Net cash flows used in financing activities	(40,729)	(3,544)
INCREASE IN CASH AND CASH EQUIVALENTS	20,697	1,085
CASH AND CASH EQUIVALENTS, beginning of period	9,192	19,963
CASH AND CASH EQUIVALENTS, end of period	$29,889	$21,048

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$14,533	$15,739
Income taxes	$863	$413

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

(c)  Financial Instruments

Financial instruments as of June 30, 2011 and December 31, 2010 consisted of cash and cash equivalents, investments, trade accounts receivable, accounts payable, accrued expenses, note payable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of June 30, 2011 and December 31, 2010, except for the Company’s outstanding senior subordinated notes. The 6⅜% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $710,000 as of June 30, 2011, and a carrying value of $747,000 and a fair value of approximately $672,000 as of December 31, 2010. The 12½%/15% Senior Subordinated Notes due May 2016 had a carrying value of $299.2 million and a fair value of approximately $303.7 million as of June 30, 2011, and a carrying value of $286.8 million and a fair value of approximately $278.2 million as of December 31, 2010. The fair values were determined based on the trading values of these instruments as of the reporting date.

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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except share and per share data):
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)
Numerator:
Consolidated net income (loss) attributable to common stockholders	$98,550	$2,048	$34,305	$(2,520)
Denominator:
Denominator for basic net income (loss) per share — weighted average outstanding shares	50,831,560	51,054,572	51,474,556	50,942,693
Effect of dilutive securities:
Stock options and restricted stock	2,073,500	3,248,313	2,171,917	-
Denominator for diluted net income (loss) per share — weighted-average outstanding shares	52,905,060	54,302,885	53,646,473	50,942,693

Net income (loss) attributable to common stockholders per share — basic	$1.94	$0.04	$0.67	$(0.05)
Net income (loss) attributable to common stockholders per share — diluted	$1.86	$0.04	$0.64	$(0.05)

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
	(Unaudited)
	(In thousands)
As of June 30, 2011
Assets subject to fair value measurement:
Fixed maturity securities – available for sale:
Corporate debt securities	$5,804	$5,804	$—	$—
Government sponsored enterprise mortgage-backed securities	916	—	916	—
Total fixed maturity securities (a)	6,720	5,804	916	—
Total	$6,720	$5,804	$916	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$6,428	$—	$—	$6,428
Employment agreement award (c)	7,294	—	—	7,294
Total	$13,722	$—	$—	$13,722

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$28,736	$—	$—	$28,736

As of December 31, 2010
Liabilities subject to fair value measurement:
Interest rate swaps (e)	$1,426	$—	$1,426	$—
Employment agreement award (b)	6,824	—	—	6,824
Total	$8,250	$—	$1,426	$6,824

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$30,635	$—	$—	$30,635

(a)  Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.  In cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy.

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

(e)  Based on London Interbank Offered Rate (“LIBOR”).

      The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the six months ended June 30, 2011.

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests

	(In thousands)	(In thousands)	(In thousands)

Balance at December 31, 2010	$—	$6,824	$30,635
Losses (gains) included in earnings (unrealized)		470	—
Net income attributable to noncontrolling interests	—	—	606
Recognition of TV One management incentive award plan in connection with the consolidation of TV One	6,428	—	—
Change in fair value	—	—	(2,505)
Balance at June 30, 2011	$6,428	$7,294	$28,736

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(470)	$—

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

The assets and liabilities of these stations classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	As of
	June 30,	December 31,
	2011	2010
	(Unaudited)	(As Adjusted – See Note 1)
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$129	$159
Total current assets	129	159
Intangible assets, net	1,202	1,202
Property and equipment, net	311	422
Total assets	$1,642	$1,783
Current liabilities:
Other current liabilities	$80	$34
Total current liabilities	80	34
Long-term liabilities	33	37
Total liabilities	$113	$71

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

Radio Broadcasting Licenses	October 1, 2010	May 31, 2011 (a)
	(In millions)	(In millions)

Pre-tax impairment charge	$19.9	$—

Discount Rate	10.0%	10.0%
Year 1 Market Revenue Growth or Decline Rate or Range	1.0% -3.0%	1.3% -2.8%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.5%	1.5% - 2.0%
Mature Market Share Range	0.8% - 28.3%	9.0% - 22.5%
Operating Profit Margin Range	19.0% - 47.3%	32.7% - 40.8%

(a)	Reflects changes only to the key assumptions used in the May 2011 interim testing for certain reporting units.

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
	(In millions)
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

Goodwill (Radio Market Reporting Units)	October 1, 2010	May 31, 2011 (a)
	(In millions)	(In millions)

Pre-tax impairment charge	$—	$—

Discount Rate	10.0%	10.0%
Year 1 Market Revenue Growth or Decline Rate or Range	1.5% -3.0%	1.5% -3.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.0%
Mature Market Share Range	7.0% - 23.0%	7.0% - 23.0%
Operating Profit Margin Range	27.5% - 58.0%	30.0% - 56.0%

(a)	Reflects changes only to the key assumptions used in the May 2011 interim testing for certain reporting units.

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

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheets are as follows:

	Liability Derivatives
	As of June 30, 2011		As of December 31, 2010
	(Unaudited)
	(In thousands)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Long-Term Liabilities	—	Other Long-Term Liabilities	1,426

Derivatives not designated as hedging instruments:
Employment agreement award	Other Long-Term Liabilities	7,294	Other Long-Term Liabilities	6,824
Total derivatives		$7,294		$8,250

The effect and the presentation of the Company’s derivative instruments on the consolidated statements of operations are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain in Other Comprehensive Loss on Derivative (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location	Amount
	Three Months Ended June 30,
	(Unaudited)
	(In thousands)

	2011	2010		2011	2010		2011	2010
Interest rate swaps	$—	$262	Interest expense	$—	$(475)	Interest expense	$—	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Gain in Other Comprehensive Loss on Derivative (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location	Amount
	Six Months Ended June 30,
	(Unaudited)
	(In thousands)

	2011	2010		2011	2010		2011	2010
Interest rate swaps	$—	$396	Interest expense	$(258)	$(989)	Interest expense	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		Three Months Ended June 30,
		2011	2010
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(510)	$(484)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income on Derivative	Amount of Gain (Loss) in Income of Derivative
		Six Months Ended June 30,
		2011	2010
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(470)	$(945)

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

8.  LONG-TERM DEBT:

Long-term debt consists of the following:

	As of
	June 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)

Senior bank term debt	$385,035	$346,681
Senior bank revolving debt	—	7,000
6⅜% Senior Subordinated Notes due February 2013	747	747
12½%/15% Senior Subordinated Notes due May 2016	299,185	286,794
10% Senior Secured Notes due March 2016	119,000	—
Note payable	1,000	1,000
Total debt	804,967	642,222
Less: current portion	4,860	18,402
Less: original issue discount	7,334	—
Long-term debt, net	$792,773	$623,820

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

 Pre November 2010 Refinancing Transactions

       In June 2005, the Company entered into the Credit Agreement with a syndicate of banks (the “Pre-Refinancing Credit Agreement”), and simultaneously borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Pre-Refinancing Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. Prior to the November 2010 Refinancing Transaction, the Pre-Refinancing Credit Agreement was to expire the earlier of (a) six months prior to the scheduled maturity date of the 8⅞% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8⅞% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement was $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities were subject to compliance with certain provisions including, but not limited, to financial covenants. The Company could use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes.

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

Under the terms of the Pre-Refinancing Credit Agreement, upon any breach or default under either the 8⅞% Senior Subordinated Notes due July 2011 or the 6⅜% Senior Subordinated Notes due February 2013, the lenders could among other actions immediately terminate the Pre-Refinancing Credit Agreement and declare the loans then outstanding under the Pre-Refinancing Credit Agreement to be due and payable in whole immediately.  Similarly, under the 8⅞% Senior Subordinated Notes and the 6⅜% Senior Subordinated Notes, a default under the terms of the Pre-Refinancing Credit Agreement would constitute an event of default, and the trustees or the holders of at least 25% in principal amount of the then outstanding notes (under either class) may declare the principal of such class of note and interest to be due and payable immediately.

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

Senior Subordinated Notes

Period between and including the November 2010 Refinancing Transactions and March 2011 Refinancing Transaction

      On November 24, 2010, we issued $286.8 million of our 12½%/15% Senior Subordinated Notes due May 2016 in a private placement and exchanged and then cancelled approximately $97.0 million of $101.5 million in aggregate principal amount outstanding of our 2011 Notes and approximately $199.3 million of $200.0 million in aggregate principal amount outstanding of our 2013 Notes (the 2013 Notes together with the 2011 Notes, the “Prior Notes”).  We entered into supplemental indentures in respect of each of the Prior Notes which waived any and all existing defaults and events of default that had arisen or may have arisen that may be waived and eliminated substantially all of the covenants in each indenture governing the Prior Notes, other than the covenants to pay principal and interest on the Prior Notes when due, and eliminated or modified the related events of default. Subsequently, all remaining outstanding 2011 Notes were repurchased pursuant to the indenture governing the 2011 Notes, effective as of December 24, 2010.

As of June 30, 2011, the Company had outstanding $747,000 of its 6⅜% Senior Subordinated Notes due February 2013 and $299.2 million of our 12½%/15% Senior Subordinated Notes due May 2016. During the year ended December 31, 2010, pursuant to the debt exchange, the Company repurchased $101.5 million of the 8⅞% Senior Subordinated Notes at par and $199.3 million of the 6⅜% Senior Subordinated Notes at an average discount of 5.0%, and recorded a gain on the retirement of debt of approximately $6.6 million, net of the write-off of deferred financing costs of approximately $3.3 million. The 12½%/15% Senior Subordinated Notes due May 2016 had a carrying value of $299.2 million and a fair value of approximately $303.7 million as of June 30, 2011, and the 6⅜% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $710,000 as of June 30, 2011. The fair values were determined based on the trading value of the instruments as of the reporting date.

Interest payments under the terms of the 6⅜% Senior Subordinated Notes are due in February and August.  Based on the $747,000 principal balance of the 6⅜% Senior Subordinated Notes outstanding on June 30, 2011, interest payments of $24,000 are payable each February and August through February 2013.

Interest on the 12½%/15% Senior Subordinated Notes will be payable in cash, or at our election, partially in cash and partially through the issuance of additional 12½%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We may make a PIK Election only with respect to interest accruing up to but not including May 15, 2012, and with respect to interest accruing from and after May 15, 2012 such interest shall accrue at a rate of 12.5% per annum and shall be payable in cash.

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

During the quarter ended June 30, 2011, the Company paid cash interest in the amount of approximately $4.4 million and issued approximately $6.6 million of additional 12½%/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect. During the six months ended June 30, 2011, the Company paid cash interest in the amount of approximately $8.3 million and issued approximately $12.4 million of additional 12½%/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect.

The indentures governing the Company’s 12½%/15% Senior Subordinated Notes also contained covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase common stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 12½%/15% Senior Subordinated Notes, the 6⅜% Senior Subordinated Notes and the Company’s obligations under the 2011 Credit Agreement.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Average risk-free interest rate	1.60%	—	2.23%	3.28%
Expected dividend yield	0.00%	—	0.00%	0.00%
Expected lives	5.75 Years	—	6.00 Years	6.25 Years
Expected volatility	124.3%	—	120.7%	111.3%

Transactions and other information relating to stock options for the six months ended June 30, 2011 are summarized below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,999,000	$9.40	—	—
Grants	182,000	$1.38	—	—
Exercised	—	—	—	—
Forfeited/cancelled/expired	(32,000)	15.41	—	—
Balance as of June 30, 2011	5,149,000	$9.08	4.74	767,000
Vested and expected to vest at June 30, 2011	5,136,000	$9.10	4.73	764,000
Unvested at June 30, 2011	128,000	$1.75	9.61	31,000
Exercisable at June 30, 2011	5,021,000	$9.26	4.62	736,000

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

13.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

The Company conducts a portion of its business through its subsidiaries. All of the Company’s Subsidiary Guarantors have fully and unconditionally guaranteed the Company’s 6⅜% Senior Subordinated Notes due February 2013, the 12½%/15% Senior Subordinated Notes due May 2016, and the Company’s obligations under the 2011 Credit Agreement.

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended June 30, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$33,743	$63,319	$—	$97,062
OPERATING EXPENSES:
Programming and technical	7,677	23,041	—	30,718
Selling, general and administrative, including stock-based compensation	13,017	18,789	—	31,806
Corporate selling, general and administrative, including stock-based compensation	—	8,510	—	8,510
Depreciation and amortization	2,023	8,215	—	10,238
Total operating expenses	22,717	58,555	—	81,272
Operating income	11,026	4,764	—	15,790
INTEREST INCOME	—	9	—	9
INTEREST EXPENSE	—	22,916	—	22,916
GAIN ON INVESTMENT IN AFFILIATED COMPANY		146,879		146,879
EQUITY IN INCOME OF AFFILIATED COMPANY	—	208	—	208
OTHER EXPENSE, net		47	—	47
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	11,026	128,897	—	139,923
PROVISION FOR INCOME TAXES	—	38,611	—	38,611
Net income before equity in income of subsidiaries and discontinued operations	11,026	90,286	—	101,312
EQUITY IN INCOME OF SUBSIDIARIES	—	10,981	(10,981)	—
Net income (loss) from continuing operations	11,026	101,267	(10,981)	101,312
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(45)	—	—	(45)
CONSOLIDATED NET INCOME (LOSS)	10,981	101,267	(10,981)	101,267
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	2,717	—	2,717
CONSOLIDATED NET LOSS INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,981	$98,550	$(10,981)	$98,550

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Six Months Ended June 30, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$15,463	37,225	(15,463)	37,225
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	4,210	10,111	—	14,321
Amortization of debt financing costs	—	2,339	—	2,339
Amortization of content assets	—	9,406	—	9,406
Deferred income taxes	—	84,230	—	84,230
Gain on investment in affiliated company	—	(146,879)	—	(146,879)
Equity in income of affiliated company	—	(3,287)	—	(3,287)
Stock-based compensation and other non-cash compensation	—	2,136	—	2,136
Non-cash interest	—	12,391	—	12,391
Loss on retirement of debt	—	7,743	—	7,743
Effect of change in operating assets and liabilities, net of assets acquired:				—
Trade accounts receivable, net	1,708	(26,462)	—	(24,754)
Prepaid expenses and other current assets	(75)	2,788	—	2,713
Other assets	147	1,778	—	1,925
Accounts payable	516	1,123	—	1,639
Due to corporate/from subsidiaries	(22,356)	22,356	—	—
Accrued interest	—	1,804	—	1,804
Accrued compensation and related benefits	(347)	219	—	(128)
Income taxes payable	—	243	—	243
Other liabilities	(257)	(1,290)	—	(1,547)
Net cash flows provided by operating activities from discontinued operations	—	616	—	616
Net cash flows provided by operating activities	(991)	18,590	(15,463)	2,136
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(3,610)	—	(3,610)
Net cash and investments acquired in connection with TV One consolidation	—	65,245	—	65,245
Investment in subsidiaries	—	(15,463)	15,463	—
Purchase of content assets	—	(2,345)	—	(2,345)
Net cash flows provided by investing activities	—	43,827	15,463	59,290
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	—	378,280	—	378,280
Repayment of credit facility	—	(353,681)	—	(353,681)
Repurchase of common stock	—	(7,510)	—	(7,510)
Repurchase of noncontrolling interest	—	(54,595)	—	(54,595)
Proceeds from noncontrolling interest member	—	2,776	—	2,776
Debt refinancing and modification costs	—	(5,999)	—	(5,999)
Net cash flows used in financing activities	—	(40,729)	—	(40,729)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(991)	21,688	—	20,697
CASH AND CASH EQUIVALENTS, beginning of period	1,043	8,149	—	9,192
CASH AND CASH EQUIVALENTS, end of period	$52	$29,837	$—	$29,889

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

15.  SUBSEQUENT EVENTS:

On July 2011, we entered into a new advertising services agreement with TV One, effective January 2011.  Under the new advertising services agreement, we (i) provide advertising services to TV One on certain of our media properties and (ii) act as media placement agent for TV One in certain instances.  In return for such services, TV One pays us for such advertising time and, where we act as media placement agent, pays us a media placement fee equal to the lesser of 15% of media placement costs or a market rate, in addition to reimbursing us (or paying us in advance) for all actual costs associated with the media placement services.  We are still negotiating a new network services agreement with TV One.

On November 24, 2010, in connection with the refinancing of prior outstanding bonds, we issued $286,794,302 of our 12½%/15% Senior Subordinated Notes due 2016 (the “Old 12½%/15% Senior Subordinated Notes”) in a private placement (the “Private Placement"). Simultaneously with the Private Placement, we entered into a registration rights agreement with the initial holders of the Old 12½%/15% Senior Subordinated Notes (the “Registration Rights Agreement”). Under the Registration Rights Agreement, we were required to use our reasonable best efforts to cause a registration statement for substantially identical notes, which will be issued in exchange for the Old 12½%/15% Senior Subordinated Notes, to be filed with the SEC within 90 days of the date of issuance of the Old Notes and to cause such registration statement to become effective within 120 days of the date of issuance of the Old Notes if the registration statement was not reviewed by the SEC or within 270 days of the date of issuance of the Old 12½%/15% Senior Subordinated Notes if the registration statement was reviewed by the SEC.  We initially filed a registration statement on February 9, 2011 (the “Initial Registration Statement Filing”).  The Initial Registration Statement Filing was reviewed by the SEC and we filed amendments to the Initial Registration Statement Filing on July 28, 2011 and August 4, 2011 (the Initial Registration Statement Filing, as amended by these amendments is referred to as the “Registration Statement”).  The Registration Statement was declared effective by the SEC on August 8, 2011. The exchange offer contemplated by the Registration Statement expires at 5:00 p.m., New York City time, on September 8, 2011, unless extended by us.

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands, except margin data)

Net revenue	$97,062	$75,146	$162,070	$134,126
Station operating income	34,750	28,388	52,596	46,250
Station operating income margin	35.8%	37.8%	32.5%	34.5%
Consolidated net income (loss) attributable to common stockholders	$98,550	$2,048	$34,305	$(2,520)

The reconciliation of net income (loss) to station operating income is as follows:

	Three Months Ended		Six Months Ended
	June 30,
	2011	2010	2011	2010
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands)
Consolidated net income (loss) attributable to common stockholders	$98,550	$2,048	$34,305	$(2,520)
Add back non-station operating income items included in consolidated net income (loss):
Interest income	(9)	(43)	(17)	(67)
Interest expense	22,916	9,703	42,249	18,938
Provision for (benefit from) income taxes	38,611	233	84,230	(75)
Corporate selling, general and administrative, excluding stock-based compensation	7,523	7,764	14,772	15,049
Stock-based compensation	1,199	1,956	2,136	3,969
Equity in income of affiliated company	(208)	(1,139)	(3,287)	(2,048)
Loss on retirement of debt	—	—	7,743	—
Gain on investment in affiliated company	(146,879)	—	(146,879)	—
Other expense, net	47	2,406	22	2,883
Depreciation and amortization	10,238	4,837	14,321	9,545
Noncontrolling interests in income of subsidiaries	2,717	446	2,920	417
Loss from discontinued operations, net of tax	45	177	81	159
Station operating income	$34,750	$28,388	$52,596	$46,250

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

Pre November 2010 Refinancing Transactions

In June 2005, the Company entered into the Credit Agreement with a syndicate of banks (the “Pre-Refinancing Credit Agreement”), and simultaneously borrowed $437.5 million to retire all outstanding obligations under its previous credit agreement. The Pre-Refinancing Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. Prior to the November 2010 Refinancing Transaction, the Pre-Refinancing Credit Agreement was to expire the earlier of (a) six months prior to the scheduled maturity date of the 8⅞% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8⅞% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement was $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities were subject to compliance with certain provisions including, but not limited, to financial covenants. The Company could use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes.

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

Under the terms of the Pre-Refinancing Credit Agreement, upon any breach or default under either the 8⅞% Senior Subordinated Notes due July 2011 or the 6⅜% Senior Subordinated Notes due February 2013, the lenders could among other actions immediately terminate the Pre-Refinancing Credit Agreement and declare the loans then outstanding under the Pre-Refinancing Credit Agreement to be due and payable in whole immediately. Similarly, under the 8⅞% Senior Subordinated Notes and the 6⅜% Senior Subordinated Notes, a default under the terms of the Pre-Refinancing Credit Agreement would constitute an event of default, and the trustees or the holders of at least 25% in principal amount of the then outstanding notes (under either class) may declare the principal of such class of note and interest to be due and payable immediately.

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

Senior Subordinated Notes

Period between and including the November 2010 Refinancing Transactions and March 2011 Refinancing Transaction

On November 24, 2010, we issued $286.8 million of our 12½%/15% Senior Subordinated Notes due May 2016 in a private placement and exchanged and then cancelled approximately $97.0 million of $101.5 million in aggregate principal amount outstanding of our 2011 Notes and approximately $199.3 million of $200.0 million in aggregate principal amount outstanding of our 2013 Notes (the 2013 Notes together with the 2011 Notes, the “Prior Notes”).  We entered into supplemental indentures in respect of each of the Prior Notes which waived any and all existing defaults and events of default that had arisen or may have arisen that may be waived and eliminated substantially all of the covenants in each indenture governing the Prior Notes, other than the covenants to pay principal and interest on the Prior Notes when due, and eliminated or modified the related events of default. Subsequently, all remaining outstanding 2011 Notes were repurchased pursuant to the indenture governing the 2011 Notes, effective as of December 24, 2010.

As of June 30, 2011, the Company had outstanding $747,000 of its 6⅜% Senior Subordinated Notes due February 2013 and $299.2 million of our 12½%/15% Senior Subordinated Notes due May 2016. During the year ended December 31, 2010, pursuant to the debt exchange, the Company repurchased $101.5 million of the 8⅞% Senior Subordinated Notes at par and $199.3 million of the 6⅜% Senior Subordinated Notes at an average discount of 5.0%, and recorded a gain on the retirement of debt of approximately $6.6 million, net of the write-off of deferred financing costs of approximately $3.3 million. The 12½%/15% Senior Subordinated Notes due May 2016 had a carrying value of $299.2 million and a fair value of approximately $303.7 million as of June 30, 2011, and the 6⅜% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $710,000 as of June 30, 2011. The fair values were determined based on the trading value of the instruments as of the reporting date.

Interest payments under the terms of the 6⅜% Senior Subordinated Notes are due in February and August.  Based on the $747,000 principal balance of the 6⅜% Senior Subordinated Notes outstanding on June 30, 2011, interest payments of $24,000 are payable each February and August through February 2013.

Interest on the 12½%/15% Senior Subordinated Notes will be payable in cash, or at our election, partially in cash and partially through the issuance of additional 12½%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We may make a PIK Election only with respect to interest accruing up to but not including May 15, 2012, and with respect to interest accruing from and after May 15, 2012 such interest shall accrue at a rate of 12.5% per annum and shall be payable in cash.

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

During the quarter ended June 30, 2011, the Company paid cash interest in the amount of approximately $4.4 million and issued approximately $6.6 million of additional 12½%/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect. During the six months ended June 30, 2011, the Company paid cash interest in the amount of approximately $8.3 million and issued approximately $12.4 million of additional 12½%/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect.

The indentures governing the Company’s 12½%/15% Senior Subordinated Notes also contained covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase common stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 12½%/15% Senior Subordinated Notes, the 6⅜% Senior Subordinated Notes and the Company’s obligations under the 2011 Credit Agreement.

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

The following table summarizes the interest rates in effect with respect to our debt as of June 30, 2011:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$377.7	7.50%
12½%/15% Senior Subordinated Notes (fixed rate)	$299.2	15.00%
Note payable (fixed rate)	$1.0	7.00%
Senior Secured Notes (fixed rate)	$119.0	10.00%
6⅜% Senior Subordinated Notes (fixed rate)	$0.7	6.38%

(1)	Subject to variable Libor Rate plus a spread currently at 6.00% and incorporated into the applicable interest rate set forth above.

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

Net cash flows provided by investing activities were approximately $59.3 million for the six months ended June 30, 2011 compared to net cash flows used in investing activities of $2.3 million for the six months ended June 30, 2010, respectively. Cash flow from investing activities for the six months ended June 30, 2011 increased from the prior year primarily due to the net cash and investments acquired in connection with the TV One consolidation of approximately $65.2 million. Capital expenditures, including digital tower and transmitter upgrades, content assets, and deposits for station equipment and purchases were approximately $5.9 million and $2.3 million for the six months ended June 30, 2011 and 2010, respectively.

Net cash flows used in financing activities were approximately $40.7 million and $3.5 million for the six months June 30, 2011 and 2010, respectively. During the six months ended June 30, 2011 and 2010, the Company borrowed approximately $378.3 million and $12.0 million, respectively, from its credit facility and repaid approximately $353.7 million and $8.5 million, respectively, in outstanding debt.  During the six months ended June 30, 2011, we repurchased a noncontrolling interest in TV One for approximately $54.6 million. During the six months ended June 30, 2011 and 2010, respectively, we capitalized approximately $6.0 million and $7.1 million of costs associated with our evaluation of various alternatives associated with our indebtedness and its upcoming maturities.  In addition, during the six months ended June 30, 2011, we repurchased approximately $7.5 million of our Class D Common Stock.

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

Radio Broadcasting Licenses	October 1, 2010	May 31, 2011 (a)
	(In millions)	(In millions)

Pre-tax impairment charge	$19.9	$–

Discount Rate	10.0%	10.0%
Year 1 Market Revenue Growth or Decline Rate or Range	1.0% -3.0%	1.3% -2.8%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.0% - 2.5%	1.5% - 2.0%
Mature Market Share Range	0.8% - 28.3%	9.0% - 22.5%
Operating Profit Margin Range	19.0% - 47.3%	32.7% - 40.8%

(a)	Reflects changes only to the key assumptions used in the May 2011 interim testing for certain reporting units.

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
		(In millions)
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

Goodwill (Radio Market Reporting Units)	October 1, 2010	May 31, 2011 (a)
	(In millions)	(In millions)

Pre-tax impairment charge	$–	$–

Discount Rate	10.0%	10.0%
Year 1 Market Revenue Growth or Decline Rate or Range	1.5% -3.0%	1.5% -3.0%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.0%
Mature Market Share Range	7.0% - 23.0%	7.0% - 23.0%
Operating Profit Margin Range	27.5% - 58.0%	30.0% - 56.0%

(a)	Reflects changes only to the key assumptions used in the May 2011 interim testing for certain reporting units.

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

Indebtedness

We have several debt instruments outstanding within our corporate structure.  The total amount available under our 2011 Credit Agreement is $411.0 million, consisting of a $386.0 million term loan facility that matures on March 31, 2016 and a $25.0 million revolving loan facility that matures on March 31, 2015. We also have outstanding $747,000 in 6⅜% Senior Subordinated Notes due February 2013 and $299.2 million in our 12½%/15% Senior Subordinated Notes due May 2016.  In addition, Reach Media issued a $1.0 million promissory note payable in November 2009 to a subsidiary of Citadel. The note was issued in connection with Reach Media reacquiring Citadel’s noncontrolling stock ownership in Reach Media as well as entering into a new sales representation agreement with Radio Networks, a subsidiary of Citadel. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011. Finally, TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016. See “Liquidity and Capital Resources.”

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of June 30, 2011:

	Payments Due by Period
Contractual Obligations	2011	2012	2013	2014	2015	2016 and Beyond	Total
	(In thousands)
6⅜ Senior Subordinated Notes(1)	$24	$48	$753	$—	$—	$—	$825
12½%/15% Senior Subordinated Notes(1)	23,032	43,838	40,879	40,879	40,879	339,980	529,487
Credit facilities(2)	16,795	33,058	33,058	33,058	33,058	374,964	523,991
Note payable(3)	1,035	—	—	—	—	—	1,035
Other operating contracts / agreements(4)	40,730	44,495	24,659	18,499	3,819	2,048	134,250
Operating lease obligations	4,746	7,913	6,181	5,314	4,181	13,522	41,857
Senior Secured Notes [TV One] (5)	5,950	11,900	11,900	11,900	11,900	121,777	175,327
Total	$92,312	$141,252	$117,430	$109,650	$93,837	$852,291	$1,406,772

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of June 30, 2011.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of June 30, 2011.

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

 Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2010 Annual Report, as updated by our quarterly reports on Form 10-Q and Form 10-Q/A, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

 None.

Item 6.  Exhibits

Exhibit Number	Description

3.1*	Second Amended and Restated Limited Liability Company Operating Agreement of TV One, LLC
4.1*
Indenture, dated as of February 25, 2011, by and among TV One, LLC, and TV One Capital Corp., a Delaware corporation, as joint and several obligors, the guarantors signatory thereto and U.S. Bank National Association, as trustee and collateral trustee.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL.

*	These exhibits were previously included in the Quarterly Report on 10-Q for the quarterly period ended June 30, 2011, filed with the Securities and Exchange Commission on August 15, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

September 14, 2011