Form 10-Q
period 2011-09-30
RADIO ONE, INC.
filed 2011-11-14
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011
Class A Common Stock, $.001 Par Value	2,736,360
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	3,121,048
Class D Common Stock, $.001 Par Value	41,916,603

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•
the effects of global financial and economic conditions, credit and equity market volatility and continued fluctuations in the U.S. and global economies may continue to have on our business and financial condition and the business and financial condition of our advertisers;

•	continued fluctuations in the U.S. and global economies could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media and markets given the current economic environment;

•	our relationship with a significant customer has changed and we no longer have a guaranteed level of revenue from that customer;

•	risks associated with the implementation and execution of our business diversification strategy including our ownership of a significant interest in TV One, LLC;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

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

 RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
	(As Adjusted – See Note 1)			(As Adjusted – See Note 1)

	(In thousands, except share data)

NET REVENUE	$104,445	$74,430	$266,516	$208,557
OPERATING EXPENSES:
Programming and technical	32,742	18,762	82,291	56,592
Selling, general and administrative, including stock-based compensation of $157 and $151 and $533 and $833 respectively	36,035	27,487	96,336	78,216
Corporate selling, general and administrative, including stock-based compensation of $602 and $757, and $2,362 and $4,044, respectively	11,044	6,245	27,576	24,581
Depreciation and amortization	11,504	4,610	25,825	14,156
Total operating expenses	91,325	57,104	232,028	173,545
Operating income	13,120	17,326	34,488	35,012
INTEREST INCOME	103	28	120	95
INTEREST EXPENSE	22,973	12,122	65,222	31,059
LOSS ON RETIREMENT OF DEBT	—	—	7,743	—
GAIN ON INVESTMENT IN AFFILIATED COMPANY	—	—	146,879	—
EQUITY IN INCOME OF AFFILIATED COMPANY	—	1,784	3,287	3,832
OTHER (INCOME) EXPENSE, net	(19)	50	3	2,934
(Loss) income before provision for income taxes, noncontrolling interests in income of subsidiaries and income (loss) from discontinued operations	(9,731)	6,966	111,806	4,946
(BENEFIT FROM) PROVISION FOR INCOME TAXES	(2,325)	4,760	81,905	4,685
Net (loss) income from continuing operations	(7,406)	2,206	29,901	261
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	11	(158)	(71)	(316)
CONSOLIDATED NET (LOSS) INCOME	(7,395)	2,048	29,830	(55)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	2,483	1,010	5,403	1,427
CONSOLIDATED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(9,878)	$1,038	$24,427	$(1,482)

BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$(0.20)	$0.02	$0.48	$(0.02)
Discontinued operations, net of tax	(0.00)	(0.00)	(0.00)	(0.01)
Net (loss) income attributable to common stockholders	$(0.20)	$0.02	$0.48	$(0.03)

DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$(0.20)	$0.02	$0.46	$(0.02)
Discontinued operations, net of tax	0.00	(0.00)	(0.00)	(0.01)
Net (loss) income attributable to common stockholders	$(0.20)	$0.02	$0.46	$(0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	50,270,550	52,064,108	51,072,480	51,316,498
Diluted	50,270,550	54,262,885	52,943,536	51,316,498

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED BALANCE SHEETS

	As of
	September 30, 2011	December 31, 2010
	(Unaudited)	(As Adjusted – See Note 1)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$33,171	$9,192
Short-term investments	903	—
Trade accounts receivable, net of allowance for doubtful accounts of $4,082 and $3,023, respectively	86,284	58,427
Prepaid expenses	6,157	6,809
Current portion of content assets	31,288	—
Other current assets	1,059	1,564
Current assets from discontinued operations	105	159
Total current assets	158,967	76,151
PREPAID PROGRAMMING AND DEPOSITS	4,140	—
CONTENT ASSETS, net	33,024	—
PROPERTY AND EQUIPMENT, net	32,745	33,041
GOODWILL	285,932	121,502
RADIO BROADCASTING LICENSES	677,407	677,407
LAUNCH ASSETS, net	34,925	—
OTHER INTANGIBLE ASSETS, net	279,992	40,036
LONG-TERM INVESTMENTS	9,096	—
INVESTMENT IN AFFILIATED COMPANY	—	47,470
OTHER ASSETS	3,300	1,981
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	1,493	1,624
Total assets	$1,521,021	$999,212
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$7,282	$3,009
Accrued interest	6,479	4,558
Accrued compensation and related benefits	11,012	10,721
Current portion of content payables	22,764	—
Income taxes payable	2,274	1,671
Other current liabilities	10,428	11,704
Current portion of long-term debt	4,860	18,402
Current liabilities from discontinued operations	87	34
Total current liabilities	65,186	50,099
LONG-TERM DEBT, net of current portion and original issue discount	798,795	623,820
CONTENT PAYABLES, net of current portion	16,645	—
OTHER LONG-TERM LIABILITIES	19,551	10,894
DEFERRED TAX LIABILITIES	169,307	89,392
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	31	37
Total liabilities	1,069,515	774,242

REDEEMABLE NONCONTROLLING INTERESTS	29,711	30,635

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at September 30, 2011 and December 31, 2010	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,757,110 and 2,863,912 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 42,185,133 and 45,541,082 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	42	45
Accumulated other comprehensive loss	(164)	(1,424)
Additional paid-in capital	990,656	994,750
Accumulated deficit	(774,618)	(799,045)
Total stockholders’ equity	215,925	194,335
Noncontrolling interest	205,870	—
Total equity	421,795	194,335
Total liabilities, redeemable noncontrolling interests and equity	$1,521,021	$999,212

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

	Radio One, Inc. Stockholders
	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Comprehensive Income	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	(In thousands)
BALANCE, as of December 31, 2010	$—	$3	$3	$3	$45		$(1,424)	$994,750	$(799,045)	$—	$194,335
Consolidated net income	—	—	—	—	—	$29,830	—	—	24,427	3,870	28,297
Conversion of 76,486 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—	—
Repurchase of 29,316 shares of Class A common stock	—	—	—	—	—	—	—	(41)	—	—	(41)
Repurchase of 3,493,435 shares of Class D common stock	—	—	—	—	(3)	—	—	(8,472)	—	—	(8,475)
Recognition of noncontrolling interest in connection with consolidation of TV One	—	—	—	—	—	—	—	—	—	209,410	209,410
Net change in unrealized loss on investment activities	—	—	—	—	—	(164)	(164)	—	—	—	(164)
Change in unrealized loss on derivative and hedging activities, net of taxes	—	—	—	—	—	—	158	—	—	—	158
Termination of interest rate swap	—	—	—	—	—	—	1,266	—	—	—	1,266
Comprehensive income						$29,666
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—		—	1,524	—	—	1,524
Stock-based compensation expense	—	—	—	—	—		—	2,895	—	—	2,895
Dividends paid to noncontrolling interest	—	—	—	—	—		—	—	—	(7,410)	(7,410)
BALANCE, as of September 30, 2011	$—	$3	$3	$3	$42		$(164)	$990,656	$(774,618)	$205,870	$421,795

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2011	2010
		(As Adjusted – See Note 1)
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$29,830	$(55)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	25,825	14,156
Amortization of debt financing costs	3,040	1,694
Amortization of content assets	20,564	—
Write off of debt financing costs	—	3,055
Deferred income taxes	79,937	2,611
Gain on investment in affiliated company	(146,879)	—
Equity in income of affiliated company	(3,287)	(3,832)
Stock-based compensation	2,895	4,877
Non-cash interest	19,123	—
Loss on retirement of debt	7,743	—
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	(27,857)	(13,808)
Prepaid expenses and other assets	1,157	203
Other assets	3,402	6,866
Accounts payable	4,271	(1,826)
Accrued interest	1,921	856
Accrued compensation and related benefits	292	1,834
Income taxes payable	603	911
Other liabilities	6,241	(359)
Net cash flows provided by (used in) operating activities of discontinued operations	290	(408)
Net cash flows provided by operating activities	29,111	16,775
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,410)	(3,251)
Net cash and investments acquired in connection with TV One consolidation	65,245	—
Purchase of content assets	(12,761)	—
Purchase of other intangible assets	—	(341)
Net cash flows provided by (used in) investing activities	47,074	(3,592)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	378,280	12,000
Repayment of credit facility	(355,611)	(12,396)
Debt refinancing and modification costs	(6,197)	(11,179)
Repurchase of noncontrolling interests	(54,595)	—
Proceeds from noncontrolling interest member	2,776	—
Payment of dividends to noncontrolling interest shareholders of Reach Media	(933)	—
Payment of dividends to noncontrolling interest members of TV One	(7,410)	—
Repurchase of common stock	(8,516)	—
Net cash flows used in financing activities	(52,206)	(11,575)
INCREASE IN CASH AND CASH EQUIVALENTS	23,979	1,608
CASH AND CASH EQUIVALENTS, beginning of period	9,192	19,963
CASH AND CASH EQUIVALENTS, end of period	$33,171	$21,571

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$40,498	$28,510
Income taxes	$2,004	$1,160

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Organization

 Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. As of September 30, 2011, we owned and operated 52 broadcast stations located in 15 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our operating strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 50.9% (See Note 2 - Acquisitions) controlling ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network; our 53.5% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment, which operates a number of branded sites, including News One, UrbanDaily and HelloBeautiful; and our ownership of Community Connect, LLC (formerly Community Connect Inc.) (“CCI”), an online social networking company, which operates a number of branded websites, including BlackPlanet, MiGente and Asian Avenue.  Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audience.

In December 2009, the Company ceased publication of our urban-themed lifestyle periodical Giant Magazine.  Further, as of June 2011, our remaining Boston radio station was made the subject of a local marketing agreement (“LMA”) whereby we have made available, for a fee, air time on this station to another party. The remaining assets and liabilities of Giant Magazine as well as stations sold or the subject of an LMA have been classified as discontinued operations as of September 30, 2011 and December 31, 2010, and Giant Magazine’s and the Boston station’s results from operations for the three months and nine months ended September 30, 2011 and 2010, have been classified as discontinued operations in the accompanying consolidated financial statements.

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

(c)  Financial Instruments

Financial instruments as of September 30, 2011 and December 31, 2010 consisted of cash and cash equivalents, investments, trade accounts receivable, accounts payable, accrued expenses, note payable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of September 30, 2011 and December 31, 2010, except for the Company’s outstanding senior subordinated notes. The 6⅜% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $710,000 as of September 30, 2011, and a carrying value of $747,000 and a fair value of approximately $672,000 as of December 31, 2010. The 12½%/15% Senior Subordinated Notes due May 2016 had a carrying value of $305.9 million and a fair value of approximately $275.3 million as of September 30, 2011, and a carrying value of $286.8 million and a fair value of approximately $278.2 million as of December 31, 2010. The fair values were determined based on the trading values of these instruments as of the reporting date.

(d)  Revenue Recognition

Within our radio broadcasting segment, the Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting segment, agency and outside sales representative commissions were approximately $8.4 million and $8.3 million for the three months ended September 30, 2011 and 2010, respectively.  For our radio broadcasting segment, agency and outside sales representative commissions were approximately $23.9 million and $23.4 million for the nine months ended September 30, 2011 and 2010, respectively.

Interactive One, the primary driver of revenue in our Internet segment, generates the majority of the Company’s internet revenue, and derives such revenue principally from advertising services, including advertising aimed at diversity recruiting. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable. Interactive One has a diversity recruiting relationship with Monster, Inc. (“Monster”).  Monster posts job listings and advertising on Interactive One’s websites and Interactive One earns revenue for displaying the images on its websites.  CCI’s operations are included within the operations of Interactive One for all reporting purposes.

TV One, the driver of revenues in our Cable Television segment, derives advertising revenue from the sale of television air time to advertisers and recognizes revenue when the advertisements are run.  TV One also receives affiliate fees and records revenue during the term of various affiliation agreements at levels appropriate for the most recent subscriber counts reported by the applicable affiliate.

(e)  Barter Transactions

The Company provides advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The terms of these exchanges generally permit the Company to preempt such time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended September 30, 2011 and 2010, barter transaction revenues were $856,000 and $794,000, respectively. For the nine months ended September 30, 2011 and 2010, barter transaction revenues were approximately $2.5 million and $2.4 million, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $810,000 and $741,000 and $46,000 and $53,000, for the three months ended September 30, 2011 and 2010, respectively.  For the nine months ended September 30, 2011 and 2010, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $2.3 million and $2.2 million and $188,000 and $184,000, respectively.

(f)  Comprehensive (Loss) income

The Company’s comprehensive (loss) income consists of net (loss) income and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s other comprehensive (loss) income consists of income on derivative instruments that qualify for cash flow hedge treatment (See Note 7 - Derivative Instruments and Hedging Activities) and income on investment activities (See Note 6 – Investments).

The following table sets forth the components of comprehensive (loss) income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands)

Consolidated net (loss) income	$(7,395)	$2,048	$29,830	$(55)
Other comprehensive (loss) income (net of tax benefit of $0 for all periods):
Investment activities	(220)	—	(164)	—
Derivative and hedging activities	—	5	—	401
Comprehensive (loss) income	(7,615)	2,053	29,666	346
Comprehensive income attributable to the noncontrolling interests	2,483	1,010	5,403	1,427
Comprehensive (loss) income attributable to common stockholders	$(10,098)	$1,043	$24,263	$(1,081)

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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
Numerator:
Consolidated net (loss) income attributable to common stockholders	$(9,878)	$1,038	$24,427	$(1,482)
Denominator:
Denominator for basic net income (loss) per share — weighted average outstanding shares	50,270,550	52,064,108	51,072,480	51,316,498
Effect of dilutive securities:
Stock options and restricted stock	-	2,198,777	1,871,056	-
Denominator for diluted net income (loss) per share — weighted-average outstanding shares	50,270,550	54,262,885	52,943,536	51,316,498

Net (loss) income attributable to common stockholders per share — basic	$(0.20)	$0.02	$0.48	$(0.03)
Net (loss) income attributable to common stockholders per share — diluted	$(0.20)	$0.02	$0.46	$(0.03)

All stock options and restricted stock were excluded from the diluted calculation for the three months ended September 30, 2011 and the nine months ended September 30, 2010, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2010
	(Unaudited)
	(In thousands)

Stock options	5,129	5,090
Restricted stock	1,137	2,185

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

As of September 30, 2011 and December 31, 2010, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)

As of September 30, 2011
Assets subject to fair value measurement:
Fixed maturity securities – available for sale:
Corporate debt securities	$8,861	$8,861	$—	$—
Government sponsored enterprise mortgage-backed securities	1,138	—	1,138	—
Total fixed maturity securities (a)	9,999	8,861	1,138	—
Total	$9,999	$8,861	$1,138	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$6,428	$—	$—	$6,428
Employment agreement award (c)	10,362	—	—	10,362
Total	$16,790	$—	$—	$16,790

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$29,711	$—	$—	$29,711

As of December 31, 2010
Liabilities subject to fair value measurement:
Interest rate swaps (e)	$1,426	$—	$1,426	$—
Employment agreement award (b)	6,824	—	—	6,824
Total	$8,250	$—	$1,426	$6,824

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (c)	$30,635	$—	$—	$30,635

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

(b)   These balances are measured based on the estimated enterprise fair value of TV One.  For the period ended September 30, 2011, the Company determined the enterprise fair value of TV One based on the price paid to repurchase interests from certain investors. There have not been any significant changes in TV One’s business since the buyout of these investors.

(c)  Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One and an assessment of the probability that the employment agreement will be renewed and contain this provision. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement, or earlier if the CEO voluntarily left the Company or was terminated for cause. In calculating the fair value of the award, the Company utilized the value assessed for TV One in connection with the buyout of financial investors. (See Note 7 – Derivative Instruments and Hedging Activities.) There have not been any significant changes in TV One’s business since the buyout of these investors. The Company is currently in negotiations with the Company’s CEO for a new employment agreement. Until such time as his new employment agreement is executed, the terms of his April 2008 employment agreement remain in effect including eligibility for the TV One award.

(d)  Redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology.  A third-party valuation firm assisted the Company in calculating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

(e)  Based on London Interbank Offered Rate (“LIBOR”).

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the nine months ended September 30, 2011.

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests

	(In thousands)

Balance at December 31, 2010	$—	$6,824	$30,635
Losses (gains) included in earnings (unrealized)	—	3,538	—
Net income attributable to noncontrolling interests	—	—	1,533
Recognition of TV One management incentive award plan in connection with the consolidation of TV One	6,428	—	—
Dividends paid to noncontrolling interests	—	—	(933)
Change in fair value	—	—	(1,524)
Balance at September 30, 2011	$6,428	$10,362	$29,711

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(3,538)	$—

Gains (losses) included in earnings were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the three and nine months ended September 30, 2011.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded these assets were not impaired during the three and nine months ended September 30, 2011, and, therefore, were not reported at fair value.

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

In September 2011, the FASB issued ASU 2011-08, which provides companies with an option to perform a qualitative assessment that may allow them to skip the two-step impairment test.  ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  The Company does not expect such adoption will have a material impact on the Company’s consolidated financial statements.

(j) Liquidity and Uncertainties Related to Going Concern

On March 31, 2011, the Company entered into a new senior credit facility (the “2011 Credit Agreement”).  Under the 2011 Credit Agreement, beginning June 30, 2011, we became required to maintain compliance with certain financial ratios (as detailed in Note 8 — Long-Term Debt below).  Based on our current projections, we expect to be in compliance with these financial ratios and other covenants over the next twelve months.

(k)  Major Customer

Under agreements between the Company’s owned radio stations and Radio Networks, and in accordance with ASC 605, “Revenue Recognition,” the Company generated revenue through barter agreements whereby advertising time was exchanged for programming content.

In November 2009, Reach Media entered into a new sales representation agreement (the “New Sales Representation Agreement”) with Radio Networks whereby Radio Networks serves as the sales representative for the out of show portions of Reach Media’s advertising inventory for the period beginning January 1, 2010 through December 31, 2012.  Under the New Sales Representation Agreement, which is now commissioned based, there are no minimum guarantees on revenue.  Since January 1, 2010, total revenue generated from Radio Networks has not exceeded 10% of our total revenues and we believe it is unlikely to exceed 10% of our total revenues in future periods.  Under the terms of the agreement, Reach Media had the option to terminate the agreement effective December 31, 2011 by giving at least 90 days written notice prior to this date.  In September 2011, Reach Media exercised its option and gave notice of its intention to terminate the agreement effective December 31, 2011.  Reach Media is in the process of negotiating a new agreement.

(l) Redeemable noncontrolling interests

Redeemable noncontrolling interests are interests in subsidiaries that are redeemable outside of the Company’s control either for cash or other assets.  These interests are classified as mezzanine equity and measured at the greater of estimated redemption value at the end of each reporting period or the historical cost basis of the noncontrolling interests adjusted for cumulative earnings allocations.  The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in-capital.

(m) Investments

Investment Securities

Investments consist primarily of corporate fixed maturity securities and mortgage-backed securities.

Investments with original maturities in excess of three months and less than one year are classified as short-term investments.  Long-term investments have original maturities in excess of one year.

Debt securities are classified as “available-for-sale” and reported at fair value.  Investments in available-for-sale fixed maturity securities are classified as either current or noncurrent assets based on their contractual maturities.  Fixed maturity securities are carried at estimated fair value based on quoted market prices for the same or similar instruments.  Investment income is recognized when earned and reported net of investment expenses.  Unrealized gains and losses are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized, unless the losses are deemed to be other than temporary.  Realized gains or losses, including any provision for other-than-temporary declines in value, are included in the statements of income.  For purposes of computing realized gains and losses, the specific-identification method of determining cost was used.

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

(n) Launch Support

TV One has entered into certain affiliate agreements requiring various payments for launch support.  Launch assets are assets used to initiate carriage under new affiliation agreements and are amortized over the term of the respective contracts.  Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense.  The weighted-average amortization period for launch support is approximately 3.6 years.  For the three and nine months ended September 30, 2011, launch asset amortization of approximately $2.5 million and $4.6 million, respectively was recorded as a reduction of revenue.

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

Program rights are recorded at the lower of amortized cost or estimated net realizable value.  Program rights are amortized based on the greater of the usage of the program or term of license.  Estimated net realizable values are based on the estimated revenues directly associated with the program materials and related expenses.  The Company recorded an additional $965,000 and approximately $1.3 million of amortization expense as a result of evaluating its contracts for recoverability for the three and nine months ended September 30, 2011, respectively. All produced and co-produced content is classified as a long-term asset. The portion of the unamortized licensed content balance that will be amortized within one year is classified as a current asset.

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

The financial information of TV One has been derived from the historical financial statements of TV One, which were prepared in accordance with US GAAP.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands)

Net revenue	$104,445	$103,975	$301,801	$298,553
Costs and expenses, net	120,026	111,236	376,194	216,120
Net (loss) income	(15,581)	(7,261)	(74,393)	82,433

3.  DISCONTINUED OPERATIONS:

In December 2009, the Company ceased publication of Giant Magazine.  Further, as of June 2011, our remaining Boston radio station was made the subject of an LMA whereby we have made available, for a fee, air time on this station to another party. The remaining assets and liabilities of Giant Magazine as well as stations sold or made subject to an LMA have been classified as discontinued operations as of September 30, 2011 and December 31, 2010, and Giant Magazine and stations sold or made subject to an LMA results from operations for the three months and nine months ended September 30, 2011 and 2010, have been classified as discontinued operations in the accompanying consolidated financial statements.

The following table summarizes the operating results for Giant Magazine and all of the stations sold or made subject to a LMA and classified as discontinued operations for all periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)
	(In thousands)

Net revenue	$—	$61	$59	$144
Station operating expenses	(30)	192	96	403
Depreciation and amortization	19	15	54	42
Loss (gain) on sale of assets	—	12	(20)	15
Income (loss) before income taxes	11	(158)	(71)	(316)
Income (loss) from discontinued operations, net of tax	$11	$(158)	$(71)	$(316)

The assets and liabilities of these stations classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	As of
	September 30,	December 31,
	2011	2010
	(Unaudited)	(As Adjusted – See Note 1)
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$105	$159
Total current assets	105	159
Intangible assets, net	1,202	1,202
Property and equipment, net	291	422
Total assets	$1,598	$1,783
Current liabilities:
Other current liabilities	$87	$34
Total current liabilities	87	34
Long-term liabilities	31	37
Total liabilities	$118	$71

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

During the second quarter of 2011, the total market revenue growth for certain markets was below that used in our 2010 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain of our radio broadcasting licenses, which we performed as of May 31, 2011. During the third quarter, there was further deterioration of revenue growth in certain markets, and as such, we deemed that to be an impairment indicator that warranted interim testing of certain radio broadcasting licenses as of September 30, 2011.  The Company concluded that our radio broadcasting licenses were not impaired during the second or third quarters of 2011. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for all annual and interim impairment assessments performed since January 2010.

Radio Broadcasting Licenses	October 1, 2010	May 31, 2011 (a)	September 30, 2011 (a)
(In millions)

Pre-tax impairment charge	$19.9	$—	$—

Discount Rate	10%	10%	9.5%
Year 1 Market Revenue Growth or Decline
Rate or Range	1.0% -3.0%	1.3% -2.8%	1.5% -2.0%
Long-term Market Revenue Growth Rate
Range (Years 6 – 10)	1.0% - 2.5%	1.5% - 2.0%	1.5% - 2.0%
Mature Market Share Range	0.8% - 28.3%	9.0% - 22.5%	9.3% - 22.4%
Operating Profit Margin Range	19.0% - 47.3%	32.7% - 40.8%	32.7% - 33.0%

(a) Reflects changes only to the key assumptions used in the second and third quarter interim testing for certain reporting units.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 19 reporting units as of our October 2010 annual impairment assessment. For the purpose of evaluating goodwill for impairment, the 19 reporting units consisted of the 16 radio markets and three other business divisions. Due to the consolidation of TV One and with the transition of our Boston station into discontinued operations during the quarter ended June 30, 2011, the Company now has 19 reporting units, consisting of the 15 radio markets and four business divisions. In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are generally based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. We have not made any changes to the methodology for determining the fair value of our reporting units.

In February, May and August of 2010, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Reach Media net revenues and cash flows declined for 2010 and full year internal projections were revised.  The revenues declined following the December 31, 2009 expiration of a sales representation agreement with Citadel Broadcasting Corporation (“Citadel”) whereby a minimum level of revenue was guaranteed over the term of the agreement.  Effective January 1, 2010, Reach Media’s newly established sales organization began selling its inventory on the Tom Joyner Morning Show and under a new commission-based sales representation agreement with Citadel, which sells certain inventory owned by Reach Media in connection with its 106 radio station affiliate agreements. Management revised its internal projections for Reach Media by lowering the Year 1 revenue growth rate to 2.5% in May and August 2010, versus 16.5% assumed in the previous annual assessment. Given changes in the credit markets, the discount rate was lowered to 13.5% for both the February and May 2010 assessments and again lowered to 13.0% for the August 2010 assessment. As part of the year end impairment testing, the discount rate was increased to 13.5% and we reduced our operating cash flow projections and assumptions compared to the interim assessments based on declining revenue projections and actual results which did not meet budget. The Company recorded an impairment charge of $16.1 million for Reach Media for the quarter ended December 31, 2010.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for all interim, annual and year end assessments since January 2010. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of the February, May and August 2010 interim assessments, the Company concluded no impairment to the carrying value of Reach Media had occurred. During the fourth quarter of 2010, Reach Media’s operating performance continued to decline, but at a decreasing rate.  We believe this represented an impairment indicator and as a result, we performed a year end impairment assessment at December 31, 2010.  We performed interim impairment assessments at March 31, 2011, June 30, 2011 and September 30, 2011 as Reach Media did not meet its budgeted operating cash flow for the first, second and third quarters. However, upon review of the results of the March 2011, June 2011 and September 2011 interim impairment tests, the Company concluded that the carrying value of goodwill attributable to Reach Media had not been impaired.

Reach Media Goodwill
(Reporting Unit Within the
Radio Broadcasting
Segment)	February 28, 2010	May 31, 2010	August 31, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
		(In millions)
Pre-tax impairment charge	$–	$–	$–	$16.1	$–	$–	$–

Discount Rate	13.5%	13.5%	13.0%	13.5%	13.5%	13.0%	12.0%
Year 1 Revenue Growth Rate	8.5%	2.5%	2.5%	2.5%	2.5%	2.5%	2.5%
Long-term Revenue Growth
Rate Range	2.5% – 3.0%	2.5% – 2.9%	2.5% – 3.3%	(2.6)% - 4.4%	(1.3)% - 4.9%	(0.2)% - 3.9%	(2.0)% - 3.5%

Operating Profit Margin Range	22.7% - 31.4%	23.3% - 31.5%	25.5% - 31.2%	15.5% - 25.9%	16.2% - 27.4%	17.6% - 22.6%	18.8 - 21.7%

During the second and third quarters of 2011, the operating performance and current projections for the remainder of the year for specific radio markets were below that used in our 2010 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of goodwill associated with specific radio markets, which we performed as of May 31, 2011 and as of September 30, 2011. The Company concluded that goodwill had not been impaired during the second and third quarters of 2011. Below are some of the key assumptions used in the income approach model for estimating goodwill fair values for the annual and interim impairments assessments performed since October 1, 2010.

		May 31, 2011	September 30,
Goodwill (Radio Market Reporting Units)	October 1, 2010	(a)	2011 (a)
	(In millions)

Pre-tax impairment charge	$—	$—	$—

Discount Rate	10%	10%	9.5%
Year 1 Market Revenue Growth or Decline Rate or Range	1.5% -3.0%	1.5% -3.0%	1.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.0%	1.5%
Mature Market Share Range	7.0% - 23.0%	7.0% - 23.0%	13.8%
Operating Profit Margin Range	27.5% - 58.0%	30.0% - 56.0%	36.0%

(a)	Reflects changes only to the key assumptions used in the second and third quarter interim testing for certain reporting units.

Goodwill Valuation Results

The table below presents the changes in the carrying amount of goodwill by segment during the nine month period ended September 30, 2011. The goodwill balances for each reporting unit are not disclosed so as to not make publicly available sensitive information that could potentially be competitively harmful to the Company.

	Goodwill Carrying Balances
	As of		As of
Segment	December 31, 2010	Change	September 30, 2011
		(In millions)

Radio Broadcasting Segment	$99.7	$—	$99.7
Internet Segment	21.8	—	21.8
Cable Television Segment	—	164.4	164.4
Total	$121.5	$164.4	$285.9

  Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill and radio broadcasting licenses, are amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	As of
	September 30, 2011	December 31, 2010	Period of Amortization
	(Unaudited)
	(In thousands)

Trade names	$17,126	$17,138	2-5 Years
Talent agreement	19,549	19,549	10 Years
Debt financing and modification costs	16,059	19,374	Term of debt
Intellectual property	14,151	14,151	4-10 Years
Affiliate agreements	186,755	7,769	1-10 Years
Acquired income leases	1,282	1,282	3-9 Years
Non-compete agreements	1,260	1,260	1-3 Years
Advertiser agreements	47,688	6,613	2-12 Years
Favorable office and transmitter leases	3,358	3,358	2-60 Years
Brand names	2,539	2,539	2.5 Years
Brand name - unamortized	39,688	—	Indefinite
Other intangibles	3,661	1,258	1-5 Years
	353,116	94,291
Less: Accumulated amortization	(73,124)	(54,255)
Other intangible assets, net	$279,992	$40,036

Amortization expense of intangible assets for the three months ended September 30, 2011 and 2010 was approximately $8.7 million and $1.8 million, respectively, and for the nine months ended September 30, 2011 and 2010 was approximately $17.7 million and $5.4 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the three months ended September 30, 2011 and 2010 was approximately $1.0 million and $527,000, respectively, and for the nine month periods ended September 30, 2011 and 2010 was approximately $3.7 million and $1.7 million, respectively.

The following table presents the Company’s estimate of amortization expense for the remainder of 2011 and years 2012 through 2016 for intangible assets, excluding deferred financing costs:

(In thousands)

2011 (October through December)	$8,700
2012	$31,072
2013	$30,519
2014	$29,921
2015	$26,043
2016	$25,886

Actual amortization expense may vary as a result of future acquisitions and dispositions.

The gross value and accumulated amortization of the launch assets is as follows:

	September 30, 2011	Weighted Average Period of Amortization
	(Unaudited) (In thousands)

Launch assets	$39,543	3.6 Years
Less: Accumulated amortization	(4,618)
Launch assets, net	$34,925

Future estimated launch support amortization expense or revenue reduction related to launch assets for the remainder of 2011 and years 2012 through 2015 is as follows:

(In thousands)

2011 (October through December)	$2,530
2012	$9,947
2013	$9,947
2014	$9,902
2015	$2,599

The gross value and accumulated amortization of the content assets is as follows:

	September 30, 2011	Period of Amortization
	(Unaudited)
	(In thousands)

Content assets	$84,876	1-8 Years
Less: Accumulated amortization	(20,564)
Content assets, net	$64,312

Future estimated content amortization expense related to agreements entered into as of September 30, 2011 for the remainder of 2011 and years 2012 through 2016 is as follows:

(In thousands)

2011 (October through December)	$9,080
2012	$28,198
2013	$16,598
2014	$6,430
2015	$1,149
2016	$969

5.  INVESTMENT IN AFFILIATED COMPANY:

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of April 30, 2007. Since December 31, 2006, the initial four year commitment period for funding the capital had been extended on a quarterly basis due in part to TV One’s lower than anticipated capital needs. In connection with the Redemption Financing (as defined in Note 2 — Acquisitions), we funded our remaining capital commitment amount of approximately $13.7 million on April 19, 2011 and currently anticipate no further capital commitment. In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One.

On February 25, 2011, TV One completed its $119 million Redemption Financing. The Redemption Financing is structured as senior secured notes bearing a 10% coupon and is due in 2016.  Subsequently, on February 28, 2011, TV One utilized $82.4 million of the Redemption Financing to repurchase 15.4% of its outstanding membership interests from certain financial investors and 2.0% of its outstanding membership interests held by TV One management (representing approximately 50% of interests held by management).  Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis after having executed an amendment to the TV One operating agreement with the remaining members of TV One concerning certain governance issues.   Finally, on April 25, 2011, TV One utilized the balance of the Redemption Financing to repurchase 12.4% of its outstanding membership interests from DIRECTV.  These redemptions by TV One, increased Radio One’s holding in TV One from 36.8% to approximately 50.9% as of April 25, 2011.

Prior to the consolidation date, the Company recorded its investment at cost and had adjusted its carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. At December 31, 2010, the carrying value of the Company’s investment in TV One was approximately $47.5 million and is presented on the consolidated balance sheet as investment in affiliated company.  On April 14, 2011, the Company began to account for TV One on a consolidated basis and the basis of the assets and liabilities of TV One at that date were recorded at fair value. For the three months ended September 30, 2011 and 2010, the Company’s allocable share of TV One’s operating income was $0 and approximately $1.8 million, respectively.  For the nine months ended September 30, 2011 and 2010, the Company’s allocable share of TV One’s operating income was approximately $3.3 million and $3.8 million, respectively.

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

Under an advertising services agreement, we provided a specified amount of advertising to TV One. Prior to the consolidation date, the Company was accounting for the services provided to TV One under the advertising services agreement in accordance with ASC 505-50-30, “Equity.”  As services were provided to TV One, the Company recorded revenue based on the fair value of the most reliable unit of measurement in these transactions. The most reliable unit of measurement had been determined to be the value of underlying advertising time that was provided to TV One. The Company recognized $363,000 and $42,000 in revenue relating to this agreement for the three months ended September 30, 2011 and 2010, respectively.  The Company recognized $1.2 million and $1.0 million in revenue relating to this agreement for the nine months ended September 30, 2011 and 2010, respectively. This agreement was also originally scheduled to expire in January 2009 and was extended to January 2011, at which time it expired. However, we entered into a new advertising services agreement with TV One with an effective date of January 2011.  Under the new advertising services agreement, we (i) provide advertising services to TV One on certain of our media properties and (ii) act as media placement agent for TV One in certain instances.  In return for such services, TV One pays us for such advertising time and services and, where we act as media placement agent, pays us a media placement fee equal to the lesser of 15% of media placement costs or a market rate, in addition to reimbursing us (or paying in advance) for all actual costs associated with the media placement services.

6. INVESTMENTS

The Company’s investments (short-term and long-term) consist of the following:

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
September 30, 2011
Corporate debt securities	$8,932	$(154)	$83	$8,861
Government sponsored enterprise mortgage-backed securities	1,134	(1)	5	1,138
Total investments	$10,066	$(155)	$88	$9,999

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
September 30, 2011
Corporate debt securities	$1,830	$(48)	$4,527	$(106)	$(154)
Government sponsored enterprise mortgage-backed securities	0	0	251	(1)	(1)
Total investments	$1,830	$(48)	$4,778	$(107)	$(155)

The Company’s investments in debt securities are sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses on the Company’s investments in debt securities have occurred due to volatility and liquidity concerns within the capital markets during the quarter ended September 30, 2011.

The amortized cost and estimated fair value of debt securities at September 30, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost Basis	Fair Value

Within 1 year	$927	$924
After 1 year through 5 years	4,653	4,599
After 5 years through 10 years	2,256	2,268
After 10 years	1,096	1,070
Mortgage-backed securities	1,134	1,138
Total	$10,066	$9,999

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

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011

Proceeds from sales	$1,045	$3,575
Gross realized gains	2	8
Gross realized losses	(1)	(66)

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

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheets are as follows:

	Liability Derivatives
	As of September 30, 2011		As of December 31, 2010
	(Unaudited)
	(In thousands)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Long-Term Liabilities	—	Other Long-Term Liabilities	1,426

Derivatives not designated as hedging instruments:
Employment agreement award	Other Long-Term Liabilities	10,362	Other Long-Term Liabilities	6,824
Total derivatives		$10,362		$8,250

The effect and the presentation of the Company’s derivative instruments on the consolidated statements of operations are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain in Other Comprehensive Loss on Derivative (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location	Amount
Three Months Ended September 30,
(Unaudited)
(In thousands)

	2011	2010		2011	2010		2011	2010
Interest rate swaps	$—	$5	Interest expense	$—	$(254)	Interest expense	$—	$—

Derivatives in Cash Flow Hedging Relationships	Amount of Gain in Other Comprehensive Loss on Derivative (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location	Amount
Nine Months Ended September 30,
(Unaudited)
(In thousands)

	2011	2010		2011	2010		2011	2010
Interest rate swaps	$—	$401	Interest expense	$(258)	$(1,243)	Interest expense	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		Three Months Ended September 30,
		2011	2010
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(3,068)	$(131)

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income on Derivative	Amount of Gain (Loss) in Income of Derivative
		Nine Months Ended September 30,
		2011	2010
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(3,538)	$(1,076)

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

As of September 30, 2011, the Company was party to an Employment Agreement executed in April 2008 with the CEO, which called for an award that has been accounted for as a derivative instrument without a hedging relationship in accordance with the guidance under ASC 815, “Derivatives and Hedging.” Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reassessed the estimated fair value of the award at September 30, 2011 to be approximately $10.4 million, and accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses upon expiration of the Employment Agreement, or earlier if the CEO voluntarily left the Company, or was terminated for cause. The Company is currently in negotiations with the Company’s CEO for a new employment agreement. Until such time as his new employment agreement is executed, the terms of his April 2008 employment agreement remain in effect including eligibility for the TV One award.

8. LONG-TERM DEBT:

Long-term debt consists of the following:

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)

Senior bank term debt	$384,070	$346,681
Senior bank revolving debt	—	7,000
6⅜% Senior Subordinated Notes due February 2013	747	747
12½%/15% Senior Subordinated Notes due May 2016	305,917	286,794
10% Senior Secured Notes due March 2016	119,000	—
Note payable	1,000	1,000
Total debt	810,734	642,222
Less: current portion	4,860	18,402
Less: original issue discount	7,079	—
Long-term debt, net	$798,795	$623,820

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

The 2011 Credit Agreement contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:
▪	1.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:
▪	5.25 to 1.00 on June 30, 2011;
▪	5.00 to 1.00 on September 30, 2011 and December 31, 2011;
▪	4.75 to 1.00 on March 31, 2012;
▪	4.50 to 1.00 on June 30, 2012, September 30, 2012 and December 31, 2012;
▪	4.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013;
▪	3.75 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014;
▪	3.25 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:
▪	9.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through December 31, 2011;
▪	9.00 to 1.00 on March 31, 2012;
▪	8.75 to 1.00 on June 30, 2012;
▪	8.50 to 1.00 on September 30, 2012 and December 31, 2012;
▪	8.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013;
▪	7.50 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014;
▪	6.50 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(d) limitations on:
▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of September 30, 2011, approximate ratios calculated in accordance with the 2011 Credit Agreement, are as follows:

	As of September 30, 2011		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$81.1

Pro Forma Last Twelve Months Interest Expense (In millions)	$47.6

Senior Debt (In millions)	$372.4
Total Debt (In millions)	$679.0

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.59	x	5.00	x	0.41	x

Total Leverage
Total Debt / Covenant EBITDA	8.37	x	9.25	x	0.88	x

Interest Coverage
Covenant EBITDA / Interest Expense	1.71	x	1.25	x	0.46	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, the calculations for the ratios above do not include the operating results and related debt of Reach Media and TV One.

As of September 30, 2011, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement. Measurement of interest coverage, senior secured leverage, and total leverage ratios began on June 30, 2011.

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

As of September 30, 2011, the Company had approximately $23.8 million of borrowing capacity under its revolving credit facility. Taking into consideration the financial covenants under the 2011 Credit Agreement, approximately $23.8 million of the revolving credit facility was available to be borrowed.

As of September 30, 2011, the Company had outstanding approximately $384.1 million on its term credit facility. During the quarter ended September 30, 2011, the Company repaid approximately $1.0 million under the 2011 Credit Agreement. Proceeds from the 2011 Credit Agreement of approximately $378.3 million, net of original issue discount, were used to repay the Amended and Restated Credit Agreement (as defined below) and pay other fees and expenses, with the balance of the proceeds to be used to fund the TV One capital call. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

Period between and including the November 2010 Refinancing Transactions and entry into the 2011 Credit Agreement

On November 24, 2010, the Company entered into a credit agreement amendment with its prior syndicate of banks. The credit agreement amendment, which amended and restated our Previous Credit Agreement (as so amended and restated, the “Amended and Restated Credit Agreement”), among other things, replaced the existing amount of outstanding revolving loans with a $323.0 million term loan and provided for three tranches of revolving loans, including a $20.0 million revolver to be used for working capital, capital expenditures, investments, and other lawful corporate purposes, a $5.1 million revolver to be used solely to redeem and retire the 2011 Notes, and a $13.7 million revolver to be used solely to fund a capital call with respect to TV One (the “November 2010 Refinancing Transaction”).

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

On March 31, 2011, the Company repaid all obligations under, and terminated, the Amended and Restated Credit Agreement. During the quarter ended March 31, 2011, the Company did not borrow from the Amended and Restated Credit Agreement and repaid approximately $353.7 million.

Pre November 2010 Refinancing Transactions

In June 2005, the Company entered into the Credit Agreement with a syndicate of banks (the “Previous Credit Agreement”), and simultaneously borrowed $437.5 million to retire all outstanding obligations under its Previous Credit Agreement. The Previous Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. Prior to the November 2010 Refinancing Transaction, the Previous Credit Agreement was to expire the earlier of (a) six months prior to the scheduled maturity date of the 8⅞% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8⅞% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement was $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities were subject to compliance with certain provisions including, but not limited, to financial covenants. The Company could use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes.

During the quarter ended March 31, 2010, we noted that certain of our subsidiaries identified as guarantors in our financial statements did not have requisite guarantees filed with the trustee as required under the terms of the indentures governing the 6⅜% Senior Subordinated Notes due 2013 (the “2013 Notes”) and 2011 Notes (the “Non-Joinder of Certain Subsidiaries”). The Non-Joinder of Certain Subsidiaries caused a non-monetary, technical default under the terms of the relevant indentures at December 31, 2009, causing a non-monetary, technical cross-default at December 31, 2009 under the terms of our Previous Credit Agreement. On March 30, 2010, we joined the relevant subsidiaries as guarantors under the relevant indentures (the “Joinder”). Further, on March 30, 2010, we entered into a third amendment (the “Third Amendment”) to the Previous Credit Agreement. The Third Amendment provided for, among other things: (i) a $100.0 million revolver commitment reduction (from $500.0 million to $400.0 million) under the bank facilities; (ii) a 1.0% floor with respect to any loan bearing interest at a rate determined by reference to the adjusted LIBOR (iii) certain additional collateral requirements; (iv) certain limitations on the use of proceeds from the revolving loan commitments; (v) the addition of Interactive One, LLC as a guarantor of the loans under the Previous Credit Agreement and under the notes governed by the Company’s 2011 Notes and 2013 Notes; (vi) the waiver of the technical cross-defaults that existed as of December 31, 2009 and through the date of the amendment arising due to the Non-Joinder of Certain Subsidiaries; and (vii) the payment of certain fees and expenses of the lenders in connection with their diligence work on the amendment.

Under the terms of the Previous Credit Agreement, upon any breach or default under either the 8⅞% Senior Subordinated Notes due July 2011 or the 6⅜% Senior Subordinated Notes due February 2013, the lenders could among other actions immediately terminate the Previous Credit Agreement and declare the loans then outstanding under the Previous Credit Agreement to be due and payable in whole immediately. Similarly, under the 8⅞% Senior Subordinated Notes and the 6⅜% Senior Subordinated Notes, a default under the terms of the Previous Credit Agreement would constitute an event of default, and the trustees or the holders of at least 25% in principal amount of the then outstanding notes (under either class) may declare the principal of such class of note and interest to be due and payable immediately.

As of each of June 30, 2010, July 1, 2010 and September 30, 2010, we were not in compliance with the terms of the Previous Credit Agreement. More specifically, (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00 (ii) as of each of July 1, 2010 and September 30, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio and (iii) as of September 30, 2010, we failed to maintain a senior leverage ratio of 4.00 to 1.00. On July 15, 2010, the Company and its subsidiaries entered into a forbearance agreement (the “Forbearance Agreement”) with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as administrative agent (the “Agent”), and financial institutions constituting the majority of outstanding loans and commitments (the “Required Lenders”) under the Previous Credit Agreement, relating to the defaults and events of default existing as of June 30, 2010 and July 1, 2010. On August 13, 2010, we entered into an amendment to the  Forbearance Agreement (the “Forbearance Agreement Amendment”) that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to the then anticipated default caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern as issued in connection with the restatement of our financial statements. Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 2011 Notes and/or the 2013 Notes.

On August 5, 2010, the Agent delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes. As a result, neither we nor any of our guaranteeing subsidiaries could make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010. The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the 2013 Notes Indenture expired on September 15, 2010. While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could have declared the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, no such remedies were exercised as we continued to negotiate the terms of the amended exchange offer and a new support agreement with the members of the ad hoc group of holders of our 2011 Notes and 2013 Notes. The event of default under the 2013 Notes Indenture also constituted an event of default under the Previous Credit Agreement. While the Forbearance Agreement Amendment expired by its terms on September 10, 2010, we and the Agent continued to negotiate the terms of a credit facility amendment and the Agent and the lenders did not exercise additional remedies under the Previous Credit Agreement. The Amended and Restated Credit Agreement cured all of these issues.

Senior Subordinated Notes

Period after the November 2010 Refinancing Transactions and after the March 2011 Refinancing Transaction

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

As of September 30, 2011, the Company had outstanding $747,000 of its 6⅜% Senior Subordinated Notes due February 2013 and $305.9 million of our 12½%/15% Senior Subordinated Notes due May 2016. During the year ended December 31, 2010, pursuant to the debt exchange, the Company repurchased $101.5 million of the 8⅞% Senior Subordinated Notes at par and $199.3 million of the 6⅜% Senior Subordinated Notes at an average discount of 5.0%, and recorded a gain on the retirement of debt of approximately $6.6 million, net of the write-off of deferred financing costs of approximately $3.3 million. The 12½%/15% Senior Subordinated Notes due May 2016 had a carrying value of $305.9 million and a fair value of approximately $275.3 million as of September 30, 2011, and the 6⅜% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $710,000 as of September 30, 2011. The fair values were determined based on the trading value of the instruments as of the reporting date.

Interest payments under the terms of the 6⅜% Senior Subordinated Notes are due in February and August. Based on the $747,000 principal balance of the 6⅜% Senior Subordinated Notes outstanding on September 30, 2011, interest payments of $24,000 are payable each February and August through February 2013.

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

Interest on the Exchange Notes will accrue from the date of original issuance or, if interest has already been paid, from the date it was most recently paid. Interest will accrue for each quarterly period at a rate of 12.5% per annum if the interest for such quarterly period is paid fully in cash. In the event of a PIK Election, including the PIK Election currently in effect, the interest paid in cash and the interest paid-in-kind by issuance of additional Exchange Notes (“PIK Notes”) will accrue for such quarterly period at 6.0% cash per annum and 9.0% PIK per annum, respectively.

In the absence of an election for any interest period, interest on the Exchange Notes shall be payable according to the election for the previous interest period, provided that interest accruing from and after May 15, 2012 shall accrue at a rate of 12.5% per annum and shall be payable in cash. A PIK Election is currently in effect and the Company anticipates it remaining in effect through May 15, 2012.

During the quarter ended September 30, 2011, the Company paid cash interest in the amount of approximately $4.5 million and issued approximately $6.7 million of additional 12½%/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect. During the nine months ended September 30, 2011, the Company paid cash interest in the amount of approximately $12.8 million and issued approximately $19.1 million of additional 12½%/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect. The Company currently anticipates that the PIK election will remain in effect through May 15, 2012.

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

On August 5, 2010, the Agent under our Previous Credit Agreement delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes. As a result, neither we nor any of our guaranteeing subsidiaries may make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010. The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the 2013 Notes Indenture expired on September 15, 2010. While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could have declared the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, no such remedies were exercised as we continued to negotiate the terms of the amended exchange offer and a new support agreement with the members of the ad hoc group of holders of our 2011 and 2013 Notes. The event of default under the 2013 Notes Indenture also constituted an event of default under the Previous Credit Agreement. As of November 24, 2010, any and all existing defaults and events of default that had arisen or may have arisen were cured.

As of each of June 30, 2010, July 1, 2010 and September 30, 2010, we were not in compliance with the terms of our Previous Credit Agreement. More specifically, (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00 (ii) as of each of July 1, 2010 and September 30, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio and (iii) as of September 30, 2010, we failed to maintain a senior leverage ratio of 4.00 to 1.00. On July 15, 2010, the Company and its subsidiaries entered into the Forbearance Agreement with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as Agent, and the Required Lenders under our Previous Credit Agreement, relating to the defaults and events of default existing as of June 30, 2010 and July 1, 2010. On August 13, 2010, we entered into an amendment to the  Forbearance Agreement Amendment that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to the then anticipated default caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern as issued in connection with the restatement of our financial statements. Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 2011 Notes and/or the 2013 Notes.

On August 5, 2010, the Agent under our Previous Credit Agreement delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes. As a result, neither we nor any of our guaranteeing subsidiaries could make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010. The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the 2013 Notes Indenture expired on September 15, 2010. While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could declare the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, as of the date of this filing, no such remedies were exercised as we continued to negotiate the terms of the amended exchange offer and a new support agreement with the members of the ad hoc group of holders of our 2011 and 2013 Notes. The event of default under the 2013 Notes Indenture also constituted an event of default under the Previous Credit Agreement. As of November 24, 2010, as a result of the November 2010 Refinancing Transactions, any and all existing defaults and events of default that had arisen or may have arisen were cured.

Senior Secured Notes

In connection with the Redemption Financing, TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

Note Payable

Reach Media issued a $1.0 million promissory note payable in November 2009 to a subsidiary of Citadel, which was acquired by Cumulus Media Inc. in September 2011. As noted above, the note was issued in connection with Reach Media reacquiring Citadel’s noncontrolling stock ownership in Reach Media as well as entering into a new sales representation agreement with Radio Networks, a subsidiary of Citadel. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011.

Future scheduled minimum principal payments of debt as of September 30, 2011 are as follows:
	Senior Subordinated Notes	Credit Facilities	Senior Secured Notes	Note Payable
	(Unaudited)
	(In thousands)

October – December 2011	$—	$965	$—	$1,000
2012	—	3,860	—	—
2013	747	3,860	—	—
2014	—	3,860	—	—
2015	—	3,860	—	—
2016 and thereafter	305,917	367,665	119,000	—
Total Debt	$306,664	$384,070	$119,000	$1,000

9. INCOME TAXES:

The effective tax rate from continuing operations for the nine months ended September 30, 2011 was 73.3%, when combined with the recognition of $882,000 of tax expense for certain discrete items. This rate is principally due to an estimated annual effective tax rate of 73.4% for Radio One, which has a full valuation allowance for its deferred tax assets (“DTAs”). This rate is blended with an estimated annual effective tax rate of 33.4% for Reach Media, which does not have a valuation allowance.

For the nine months ended September 30, 2010, the effective tax rate was 94.7%. This rate is based on the blending of an estimated annual effective tax rate of 136.5% for Radio One, which has a full valuation allowance for its deferred tax assets (“DTAs”), with an estimated annual effective tax rate of 36.3% for Reach Media, which does not have a valuation allowance.  The Radio One annual effective tax rate calculation for 2010 is due primarily to the increase in the deferred tax liability (“DTL”) of approximately $3.8 million associated with the amortization for tax purposes of certain of the Company’s radio broadcasting licenses. A tax expense of $759,000 was recognized for Reach Media and $83,000 was recognized for discrete items for Radio One, which resulted in a consolidated net tax expense of $4.8 million for the nine months ended September 30, 2010.

The Company maintains a full valuation allowance on its deferred tax assets, except as it relates to the deferred tax assets attributable to Reach Media. As part of its assessment of realizability, the Company also determined that it was not appropriate under generally accepted accounting principles to benefit its DTAs based on DTLs related to indefinite-lived intangibles, consisting principally of certain of the Company’s radio broadcasting licenses, which cannot be scheduled to reverse in the same period. Because the DTL in this case would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. For the nine months ended September 30, 2011, an additional valuation allowance for the current year anticipated increase to DTAs related to net operating loss carryforwards from the amortization of indefinite-lived intangibles was included in the annual effective tax rate calculation.

The Company recorded a non-cash pre-tax gain of approximately $146.9 million resulting from its increased ownership and controlling interest in TV One during the nine months ended September 30, 2011. The consolidation of TV One included an adjustment to the DTL related to the partnership investment in TV One. The Company evaluated the DTL and concluded that a portion will not reverse within the requisite period since it relates to indefinite-lived assets and cannot be offset against the DTAs. This item generated a tax expense of approximately $41.9 million for the nine months ended September 30, 2011 and contributed 37.4% to the effective tax rate. The DTL on the indefinite-lived intangibles of Radio One generated a tax expense of approximately $38.2 million for the nine months ended September 30, 2011 and contributed 34.2% to the effective tax rate. The remaining portion of the tax expense of approximately $1.8 million for the nine months ended September 30, 2011 consisted principally of discrete items of $882,000, certain state taxes for Radio One which are based on gross receipts of $342,000 and the provision for Reach Media of $586,000.

The Company recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. The nature of any uncertainties pertaining to our income tax position is primarily due to various state tax positions. As of September 30, 2011, we had approximately $5.8 million in unrecognized tax benefits. Accrued interest and penalties related to unrecognized tax benefits is recognized as a component of tax expense. During the nine months ended September 30, 2011, the Company recorded an expense for interest and penalties of $40,000. As of September 30, 2011, the Company had a liability of $305,000 for unrecognized tax benefits for interest and penalties. The Company estimates the possible change in unrecognized tax benefits prior to September 30, 2012 which could range from $0 to a reduction of $16,000, due to expiring statutes.

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

Stock Repurchase Program

In April 2011, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “2011 Repurchase Authorization”). Under the 2011 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $15 million worth of its Class A and/or Class D common stock prior to April 13, 2013. Repurchases will be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations. The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law. The Company expects to implement this stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value. For the three months ended September 30, 2011, the Company repurchased 29,316 shares of Class A common stock in the amount of approximately $41,000 at an average price of $1.39 per share and 706,093 shares of Class D common stock in the amount of approximately $965,000 at an average price of $1.37 per share. The Company continues to have an open stock repurchase authorization with respect to its Class A and D stock and continued to make purchases subsequent to September 30, 2011 (See Note 15 – Subsequent Events).

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

A new stock option and restricted stock plan (the “2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009. The terms of the 2009 Stock Plan are substantially similar to the prior Plan. The Company has the authority to issue up to 8,250,000 shares of Class D common stock under the 2009 Stock Plan. As of September 30, 2011, 4,820,717 shares of Class D common stock were available for grant under the 2009 Stock Plan.

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

Stock-based compensation expense for the three months ended September 30, 2011 and 2010 was approximately $760,000 and $908,000 respectively and for the nine months ended September 30, 2011 and 2010 was approximately $2.9 million and $4.9 million, respectively.

The Company did not grant any stock options during the three months ended September 30, 2011 and 2010, respectively. The Company granted 181,520 and 39,430 stock options during the nine months ended September 30, 2011 and 2010, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Average risk-free interest rate	—	—	2.23%	3.28%
Expected dividend yield	—	—	0.00%	0.00%
Expected lives	—	—	6.00 Years	6.25 Years
Expected volatility	—	—	120.7%	111.3%

Transactions and other information relating to stock options for the nine months ended September 30, 2011 are summarized below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,999,000	$9.40	—	—
Grants	182,000	$1.38	—	—
Exercised	—	—	—	—
Forfeited/cancelled/expired	(52,000)	15.81	—	—
Balance as of September 30, 2011	5,129,000	$9.05	4.51	11,500
Vested and expected to vest at September 30, 2011	5,116,000	$9.07	4.49	11,000
Unvested at September 30, 2011	128,000	$1.75	9.36	4,600
Exercisable at September 30, 2011	5,001,000	$9.24	4.38	6,900

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the nine months ended September 30, 2011 and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on September 30, 2011. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during the three and nine months ended September 30, 2011 and 2010. There were no options that vested during the three months ended September 30, 2011 and 2010. The number of options that vested during the nine months ended September 30, 2011 and 2010 were 725,794 and 693,156, respectively.

As of September 30, 2011, approximately $139,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 10.7 months. The stock option weighted-average fair value per share was $3.94 at September 30, 2011.

The Company granted 60,000 shares of restricted stock during the three months ended September 30, 2011 and did not issue any shares of restricted stock during the three months ended September 30, 2010. The Company granted 60,000 and 3,250,000 shares of restricted stock during the nine months ended September 30, 2011 and 2010, respectively.

Transactions and other information relating to restricted stock grants for the nine months ended September 30, 2011 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2010	2,310,000	$2.92
Grants	60,000	$1.19
Vested	(1,221,000)	$2.85
Forfeited/cancelled/expired	(12,000)	$3.17
Unvested at September 30, 2011	1,137,000	$2.91

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of September 30, 2011, approximately $2.3 million of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the next 9.3 months.

11. SEGMENT INFORMATION:

The Company has three reportable segments: (i) Radio Broadcasting; (ii) Internet; and (iii) Cable Television. These segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The Radio Broadcasting segment consists of all broadcast and Reach Media results of operations. The Internet segment includes the results of our online business, including the operations of Interactive One and CCI. The Cable Television segment consists of TV One results of operations. Corporate/Eliminations/Other represents financial activity associated with our corporate staff and offices, intercompany activity between the three segments and activity associated with a small film venture.

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

Detailed segment data for the three and nine month periods ended September 30, 2011 and 2010 is presented in the following tables:

	Three Months Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$72,160	$71,998
Internet	4,884	4,382
Cable Television	29,545	—
Corporate/Eliminations/Other	(2,144)	(1,950)
Consolidated	$104,445	$74,430

Operating Expenses (excluding depreciation, amortization and impairment charges and including stock-based compensation):
Radio Broadcasting	$45,607	$44,283
Internet	5,086	5,663
Cable Television	23,303	—
Corporate/Eliminations/Other	5,825	2,548
Consolidated	$79,821	$52,494

Depreciation and Amortization:
Radio Broadcasting	$2,645	$3,116
Internet	838	1,222
Cable Television	7,779	—
Corporate/Eliminations/Other	242	272
Consolidated	$11,504	$4,610

Operating income (loss):
Radio Broadcasting	$23,908	$24,599
Internet	(1,040)	(2,503)
Cable Television	(1,537)	—
Corporate/Eliminations/Other	(8,211)	(4,770)
Consolidated	$13,120	$17,326

	September 30, 2011	December 31, 2010
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$886,793	$894,160
Internet	32,968	33,698
Cable Television	575,334	—
Corporate/Eliminations/Other	25,926	71,354
Consolidated	$1,521,021	$999,212

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$205,080	$201,953
Internet	12,705	12,330
Cable Television	54,711	—
Corporate/Eliminations/Other	(5,980)	(5,726)
Consolidated	$266,516	$208,557

Operating Expenses (excluding depreciation, amortization and impairment charges and including stock-based compensation):
Radio Broadcasting	$136,062	$128,874
Internet	14,983	17,801
Cable Television	40,805	—
Corporate/Eliminations/Other	14,353	12,714
Consolidated	$206,203	$159,389

Depreciation and Amortization:
Radio Broadcasting	$8,052	$9,452
Internet	2,875	3,853
Cable Television	14,208	—
Corporate/Eliminations/Other	690	851
Consolidated	$25,825	$14,156

Operating income (loss):
Radio Broadcasting	$60,966	$63,627
Internet	(5,153)	(9,324)
Cable Television	(302)	—
Corporate/Eliminations/Other	(21,023)	(19,291)
Consolidated	$34,488	$35,012

12. RELATED PARTY TRANSACTIONS:

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair. During the three and nine months ended September 30, 2011 and 2010, Radio One paid $0 and $5,000 and $0 and $6,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three and nine months ended September 30, 2011 and 2010, the Company provided no advertising services to Music One. There were no cash, trade or no-charge orders placed by Music One for the three and nine months ended September 30, 2011 and 2010.

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

Set forth below are consolidated balance sheets for the Company and the Subsidiary Guarantors as of September 30, 2011 and December 31, 2010, and related consolidated statements of operations and cash flows for each of the three and nine months ended September 30, 2011 and 2010. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$35,403	$69,042	$—	$104,445
OPERATING EXPENSES:
Programming and technical	7,995	24,747	—	32,742
Selling, general and administrative, including stock-based compensation	14,531	21,504	—	36,035
Corporate selling, general and administrative, including stock-based compensation	—	11,044	—	11,044
Depreciation and amortization	1,930	9,574	—	11,504
Total operating expenses	24,456	66,869	—	91,325
Operating income	10,947	2,173	—	13, 120
INTEREST INCOME	—	103	—	103
INTEREST EXPENSE	—	22,973	—	22,973
OTHER (INCOME) EXPENSE, net	—	(19)	—	(19)
Income (loss) before benefit from income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	10,947	(20,678)	—	(9,731)
BENEFIT FROM INCOME TAXES	—	(2,325)	—	(2,325)
Net income (loss) before equity in income of subsidiaries and discontinued operations	10,947	(18,353)	—	(7,406)
EQUITY IN INCOME OF SUBSIDIARIES	—	10,959	(10,959)	—
Net income (loss) from continuing operations	10,947	(7,394)	(10,959)	(7,406)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	12	(1)	—	11
CONSOLIDATED NET INCOME (LOSS)	10,959	(7,395)	(10,959)	(7,395)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	2,483	—	2,483
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$10,959	$(9,878)	$(10,959)	$(9,878)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Three Months Ended September 30, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$35,479	$38,951	$—	$74,430
OPERATING EXPENSES:
Programming and technical	8,582	10,180	—	18,762
Selling, general and administrative, including stock-based compensation	15,283	12,204	—	27,487
Corporate selling, general and administrative, including stock-based compensation	—	6,245	—	6,245
Depreciation and amortization	2,421	2,189	—	4,610
Total operating expenses	26,286	30,818	—	57,104
Operating income	9,193	8,133	—	17,326
INTEREST INCOME	—	28	—	28
INTEREST EXPENSE	—	12,122	—	12,122
EQUITY IN INCOME OF AFFILIATED COMPANY	—	1,784	—	1,784
OTHER (INCOME) EXPENSE, net	(1)	51	—	50
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	9,194	(2,228)	—	6,966
PROVISION FOR INCOME TAXES	—	4,760	—	4,760
Net income (loss) before equity in income of subsidiaries and discontinued operations	9,194	(6,988)	—	2,206
EQUITY IN INCOME OF SUBSIDIARIES	—	9,068	(9,068)	—
Net income (loss) from continuing operations	9,194	2,080	(9,068)	2,206
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(126)	(32)	—	(158)
CONSOLIDATED NET INCOME (LOSS)	9,068	2,048	(9,068)	2,048
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	1,010	—	1,010
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$9,068	$1,038	$(9,068)	$1,038

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2011

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$97,241	$169,275	$—	$266,516
OPERATING EXPENSES:
Programming and technical	24,191	58,100	—	82,291
Selling, general and administrative, including stock-based compensation	40,419	55,917	—	96,336
Corporate selling, general and administrative, including stock-based compensation	—	27,576	—	27,576
Depreciation and amortization	6,140	19,685	—	25,825
Total operating expenses	70,750	161,278	—	232,028
Operating income	26,491	7,997	—	34,488
INTEREST INCOME	—	120	—	120
INTEREST EXPENSE	—	65,222	—	65,222
GAIN ON INVESTMENT IN AFFILIATED COMPANY	—	146,879	—	146,879
EQUITY IN INCOME OF AFFILIATED COMPANY	—	3,287	—	3,287
LOSS ON RETIREMENT OF DEBT	—	7,743	—	7,743
OTHER EXPENSE, NET	—	3	—	3
Income before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	26,491	85,315	—	111,806
PROVISION FOR INCOME TAXES	—	81,905	—	81,905
Net income before equity in income of subsidiaries and discontinued operations	26,491	3,410	—	29,901
EQUITY IN INCOME OF SUBSIDIARIES	—	26,421	(26,421)	—
Net income (loss) from continuing operations	26,491	29,831	(26,421)	29,901
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(70)	(1)	—	(71)
CONSOLIDATED NET INCOME (LOSS)	26,421	29,830	(26,421)	29,830
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	5,403	—	5,403
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$26,421	$24,427	$(26,421)	$24,427

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF OPERATIONS
Nine Months Ended September 30, 2010

	Combined Guarantor Subsidiaries	Radio One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

NET REVENUE	$99,804	$108,753	$—	$208,557
OPERATING EXPENSES:
Programming and technical	25,666	30,926	—	56,592
Selling, general and administrative, including stock-based compensation	44,145	34,071	—	78,216
Corporate selling, general and administrative, including stock-based compensation	—	24,581	—	24,581
Depreciation and amortization	7,560	6,596	—	14,156
Total operating expenses	77,371	96,174	—	173,545
Operating income	22,433	12,579	—	35,012
INTEREST INCOME	—	95	—	95
INTEREST EXPENSE	—	31,059	—	31,059
EQUITY IN INCOME OF AFFILIATED COMPANY	—	3,832	—	3,832
OTHER (INCOME) EXPENSE, NET	(115)	3,049	—	2,934
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	22,548	(17,602)	—	4,946
PROVISION FOR INCOME TAXES	—	4,685	—	4,685
Net income (loss) before equity in income of subsidiaries and discontinued operations	22,548	(22,287)	—	261
EQUITY IN INCOME OF SUBSIDIARIES	—	22,433	(22,433)	—
Net income (loss) from continuing operations	22,548	146	(22,433)	261
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(115)	(201)	—	(316)
CONSOLIDATED NET INCOME (LOSS)	22,433	(55)	(22,433)	(55)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	1,427	—	1,427
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$22,433	$(1,482)	$(22,433)	$(1,482)

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING BALANCE SHEETS
As of September 30, 2011

	Combined
	Guarantor	Radio One,
	Subsidiaries	Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$132	$33,039	$—	$33,171
Short-term investments	—	903	—	903
Trade accounts receivable, net of allowance for doubtful accounts	31,225	55,059	—	86,284
Prepaid expenses and other current assets	996	6,220	—	7,216
Current portion of content assets	—	31,288	—	31,288
Current assets from discontinued operations	(24)	129	—	105
Total current assets	32,329	126,638	—	158,967
PREPAID PROGRAMMING AND DEPOSITS	—	4,140	—	4,140
PROPERTY AND EQUIPMENT, net	17,458	15,287	—	32,745
INTANGIBLE ASSETS, net	566,215	712,041	—	1,278,256
CONTENT ASSETS, net	—	33,024	—	33,024
LONG-TERM INVESTMENTS	—	9,096	—	9,096
INVESTMENT IN SUBSIDIARIES	—	605,064	(605,064)	—
OTHER ASSETS	271	3,029	—	3,300
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	1,493	—	—	1,493
Total assets	$617,766	$1,508,319	$(605,064)	$1,521,021

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,002	$6,280	$—	$7,282
Accrued interest	—	6,479	—	6,479
Accrued compensation and related benefits	1,876	9,136	—	11,012
Current portion of content payables	—	22,764	—	22,764
Income taxes payable	—	2,274	—	2,274
Other current liabilities	8,354	2,074	—	10,428
Current portion of long-term debt	—	4,860	—	4,860
Current liabilities from discontinued operations	57	30	—	87
Total current liabilities	11,289	53,897	—	65,186
LONG-TERM DEBT, net of current portion and original issue discount	—	798,795	—	798,795
CONTENT PAYABLES, net of current portion	—	16,645	—	16,645
OTHER LONG-TERM LIABILITIES	1,382	18,169	—	19,551
DEFERRED TAX LIABILITIES	—	169,307	—	169,307
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	31	—	—	31
Total liabilities	12,702	1,056,813	—	1,069,515

REDEEMABLE NONCONTROLLING INTERESTS	—	29,711	—	29,711

STOCKHOLDERS’ EQUITY:
Common stock	—	51	—	51
Accumulated other comprehensive income	—	(164)	—	(164)
Additional paid-in capital	206,959	990,656	(206,959)	990,656
Retained earnings (accumulated deficit)	398,105	(774,618)	(398,105)	(774,618)
Total stockholders’ equity	605,064	215,925	(605,064)	215,925
Noncontrolling interest	—	205,870	—	205,870
Total Equity	605,064	421,795	(605,064)	421,795
Total liabilities, redeemable noncontrolling interests and equity	$617,766	$1,508,319	$(605,064)	$1,521,021

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

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$26,421	$29,830	$(26,421)	$29,830
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	6,140	19,685	—	25,825
Amortization of debt financing costs	—	3,040	—	3,040
Amortization of content assets	—	20,564	—	20,564
Deferred income taxes	—	79,937	—	79,937
Gain on investment in affiliated company	—	(146,879)	—	(146,879)
Equity in income of affiliated company	—	(3,287)	—	(3,287)
Stock-based compensation and other non-cash compensation	—	2,895	—	2,895
Non-cash interest	—	19,123	—	19,123
Loss on retirement of debt	—	7,743	—	7,743
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(798)	(27,059)	—	(27,857)
Prepaid expenses and other current assets	327	830	—	1,157
Other assets	226	3,176	—	3,402
Accounts payable	591	3,680	—	4,271
Due to corporate/from subsidiaries	(33,184)	33,184	—	—
Accrued interest	—	1,921	—	1,921
Accrued compensation and related benefits	(456)	748	—	292
Income taxes payable	—	603	—	603
Other liabilities	(178)	6,419	—	6,241
Net cash flows provided by operating activities from discontinued operations	—	290	—	290
Net cash flows (used in) provided by operating activities	(911)	56,443	(26,421)	29,111
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(5,410)	—	(5,410)
Net cash and investments acquired in connection with TV One consolidation	—	65,245	—	65,245
Investment in subsidiaries	—	(26,421)	26,421	—
Purchase of other intangible assets	—	(12,761)	—	(12,761)
Net cash flows provided by investing activities	—	20,653	26,421	47,074
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	—	378,280	—	378,280
Repayment of credit facility	—	(355,611)	—	(355,611)
Debt refinancing and modification costs	—	(6,197)	—	(6,197)
Repurchase of noncontrolling interest	—	(54,595)	—	(54,595)
Proceeds from noncontrolling interest member	—	2,776	—	2,776
Payment of dividends to noncontrolling interest shareholders of Reach Media	—	(933)	—	(933)
Payment of dividends to noncontrolling interest members of TV One	—	(7,410)	—	(7,410)
Repurchase of common stock	—	(8,516)	—	(8,516)
Net cash flows used in financing activities	—	(52,206)	—	(52,206)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(911)	24,890	—	23,979
CASH AND CASH EQUIVALENTS, beginning of period	1,043	8,149	—	9,192
CASH AND CASH EQUIVALENTS, end of period	$132	$33,039	$—	$33,171

RADIO ONE, INC. AND SUBSIDIARIES
CONSOLIDATING STATEMENT OF CASH FLOWS
Nine Months Ended September 30, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited) (Unaudited) (Unaudited) (Unaudited)
	(As Adjusted - See Note 1)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$22,433	$(55)	$(22,433)	$(55)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	7,560	6,596	—	14,156
Amortization of debt financing costs	—	1,694	—	1,694
Write off of debt financing costs	—	3,055	—	3,055
Deferred income taxes	—	2,611	—	2,611
Equity in income of affiliated company	—	(3,832)	—	(3,832)
Stock-based compensation and other non-cash compensation	—	4,877	—	4,877
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(2,517)	(11,291)	—	(13,808)
Prepaid expenses and other current assets	(171)	374	—	203
Other assets	182	6,684	—	6,866
Accounts payable	(285)	(1,541)	—	(1,826)
Due to corporate/from subsidiaries	(22,982)	22,982	—	—
Accrued interest	—	856	—	856
Accrued compensation and related benefits	259	1,575	—	1,834
Income taxes payable	—	911	—	911
Other liabilities	111	(470)	—	(359)
Net cash flows used in operating activities from discontinued operations	(64)	(344)	—	(408)
Net cash flows provided by (used in) operating activities	4,526	34,682	(22,433)	16,775
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,608)	(643)	—	(3,251)
Investment in subsidiaries	—	(22,433)	22,433	—
Purchase of other intangible assets	—	(341)	—	(341)
Net cash flows (used in) provided by investing activities	(2,608)	(23,417)	22,433	(3,592)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	—	12,000	—	12,000
Repayment of credit facility	—	(12,396)	—	(12,396)
Debt refinancing and modification costs	—	(11,179)	—	(11,179)
Net cash flows used in financing activities	—	(11,575)	—	(11,575)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,918	(310)	—	1,608
CASH AND CASH EQUIVALENTS, beginning of period	127	19,836	—	19,963
CASH AND CASH EQUIVALENTS, end of period	$2,045	$19,526	$—	$21,571

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

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2015. In connection with these agreements,  the Company incurred expenses of approximately $3.1 million and $9.4 million for the three and nine month periods ended September 30, 2011, respectively, and approximately $2.8 million and $8.7 million, respectively, for the three and nine month periods ended September 30, 2010.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of September 30, 2011, we had four standby letters of credit totaling approximately $1.2 million in connection with our annual insurance policy renewals and real estate leases.  In addition, Reach Media had a letter of credit of $500,000 outstanding as of September 30, 2011.

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

15.  SUBSEQUENT EVENTS:

On October 20, 2011, we entered into a local marketing agreement (“LMA”) with WGPR, Inc. (“WGPR”). Pursuant to the LMA, beginning as of October 24, 2011, we are permitted to broadcast programs produced, owned or acquired by Radio One on WGPR’s Detroit radio station, WGPR-FM. We are required to pay certain operating costs of WGPR-FM, and in exchange we will retain all revenues from the sale of the advertising within the programming we provide. The LMA continues until December 31, 2014 and we have two successive 1-year options for a fourth year and a fifth year that would extend the term until December 31, 2015 and December 31, 2016, respectively.  Under the terms of the LMA, WGPR has also agreed to grant us certain rights of first negotiation and first refusal, with respect to the sale of WGPR-FM by WGPR and with respect to any potential time brokerage agreement for WGPR-FM covering any time period subsequent to the term of the LMA.

Since October 1, 2011 and through November 14, 2011, the Company repurchased 332,908 shares of Class D common stock in the amount of $417,996 at an average price of $1.26 per share and 23,450 shares of Class A common stock in the amount of $29,766 at an average price of $1.27 per share. As of November 14, 2011, the Company had approximately $6.0 million in capacity available under its share repurchase program.

On November 14, 2011, KROI-FM/Houston began its programming as a full service news station.

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

During the three months ended September 30, 2011 and 2010, approximately 57.1% and 79.2%, respectively, of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. During the nine months ended September 30, 2011 and 2010, approximately 63.9% and 82.7%, respectively, of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. During the three and nine months ended September 30, 2011, approximately 43.5% and 46.7%, respectively, of our total net revenue was generated from local advertising and approximately 32.7% and 32.8%, respectively, was generated from national advertising, including network advertising. In comparison, during the three and nine months ended September 30, 2010, approximately 54.6% and 56.8%, respectively, of our net revenue was generated from local advertising and approximately 35.5% and 35.8%, respectively, was generated from national advertising, including network advertising. National advertising also includes advertising revenue generated from our internet segments. The balance of revenue was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

In the broadcasting industry, radio stations and television stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely monitor the use of trade and barter agreements.

Interactive One currently generates the majority of the Company’s internet revenue, and derives its revenue principally from advertising services, including diversity recruiting advertising. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable. Interactive One has a diversity recruiting relationship with Monster, Inc. (“Monster”). Monster posts job listings and advertising on Interactive One websites and Interactive One earns revenue for displaying the images on its websites.

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

(b) Station operating income*:  Net income (loss) before depreciation and amortization, income taxes, interest income, interest expense, equity in income of affiliated company, noncontrolling interests in income (loss) of subsidiaries, gain/loss on retirement of debt, other expense, corporate expenses, stock-based compensation expenses, impairment of long-lived assets and gain or loss from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”). Nevertheless, we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead, stock-based compensation and discontinued operations. Station operating income is frequently used as a basis for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

(c) Station operating income margin*:  Station operating income margin represents station operating income as a percentage of net revenue. Station operating income margin is not a measure of financial performance under GAAP. Nevertheless, we believe that station operating income margin is a useful measure of our performance because it provides helpful information about our profitability as a percentage of our net revenue.

* Station operating income and margin includes results from all three segments (Radio Broadcasting, Internet and Cable Television).

 Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands, except margin data)

Net revenue	$104,445	$74,430	$266,516	$208,557
Station operating income	35,825	28,332	88,422	74,582
Station operating income margin	34.3%	38.1%	33.2%	35.8%
Consolidated net (loss) income attributable to common stockholders	$(9,878)	$1,038	$24,427	$(1,482)

The reconciliation of net income (loss) to station operating income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)		(As Adjusted – See Note 1 of our Consolidated Financial Statements)
	(In thousands)
Consolidated net (loss) income attributable to common stockholders	$(9,878)	$1,038	$24,427	$(1,482)
Add back non-station operating income items included in consolidated net income (loss):
Interest income	(103)	(28)	(120)	(95)
Interest expense	22,973	12,122	65,222	31,059
(Benefit from) provision for income taxes	(2,325)	4,760	81,905	4,685
Corporate selling, general and administrative, excluding stock-based compensation	10,442	5,488	25,214	20,537
Stock-based compensation	759	908	2,895	4,877
Equity in income of affiliated company	—	(1,784)	(3,287)	(3,832)
Loss on retirement of debt	—	—	7,743	—
Gain on investment in affiliated company	—	—	(146,879)	—
Other (income) expense, net	(19)	50	3	2,934
Depreciation and amortization	11,504	4,610	25,825	14,156
Noncontrolling interests in income of subsidiaries	2,483	1,010	5,403	1,427
(Income) loss from discontinued operations, net of tax	(11)	158	71	316
Station operating income	$35,825	$28,332	$88,422	$74,582

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010 (In thousands)

	Three Months Ended September 30,
	2011	2010	Increase/(Decrease)
	(Unaudited)
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)

Statements of Operations:
Net revenue	$104,445	$74,430	$30,015	40.3%
Operating expenses:
Programming and technical, excluding stock-based compensation	32,742	18,762	13,980	74.5
Selling, general and administrative, excluding stock-based compensation	35,878	27,336	8,542	31.2
Corporate selling, general and administrative, excluding stock-based compensation	10,442	5,488	4,954	90.3
Stock-based compensation	759	908	(149)	(16.4)
Depreciation and amortization	11,504	4,610	6,894	149.5
Total operating expenses	91,325	57,104	34,221	59.9
Operating income	13,120	17,326	(4,206)	(24.3)
Interest income	103	28	75	267.9
Interest expense	22,973	12,122	10,851	89.5
Equity in income of affiliated company	—	1,784	(1,784)	(100.0)
Other (income) expense, net	(19)	50	(69)	(138.0)
(Loss) income before (benefit from) provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(9,731)	6,966	(16,697)	(239.7)
(Benefit from) provision for income taxes	(2,325)	4,760	(7,085)	(148.8)
Net (loss) income from continuing operations	(7,406)	2,206	(9,612)	(435.7)
Income (loss) from discontinued operations, net of tax	11	(158)	169	107.0
Consolidated net (loss) income	(7,395)	2,048	(9,443)	(461.1)
Net income attributable to noncontrolling interests	2,483	1,010	1,473	145.8
Net (loss) income attributable to common stockholders	$(9,878)	$1,038	$(10,916)	(1,051.6)%

 Net revenue

Three Months Ended September 30,		Increase/(Decrease)
2011	2010
$104,445	$74,430	$30,015	40.3%

During the three months ended September 30, 2011, we recognized approximately $104.4 million in net revenue compared to approximately $74.4 million during the same period in 2010. These amounts are net of agency and outside sales representative commissions, which were approximately $8.4 million during the three months ended September 30, 2011, compared to approximately $8.3 million for the comparable period in 2010. We began to consolidate the results of TV One during the quarter ended June 30, 2011 and recognized approximately $29.5 million of revenue from our new cable television segment during the three months ended September 30, 2011.  Our radio stations’ net revenues increased 0.3%, and based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the radio markets we operate in grew 1.7% in total revenues, led primarily by growth in digital revenues, while national revenue and local revenue in our radio markets were relatively flat for the quarter. Net revenue growth for our radio stations was led by our Atlanta, Charlotte, Cincinnati, Raleigh and St. Louis clusters, while our Columbus, Dallas, Indianapolis and Washington D.C. markets experienced the most significant declines. Excluding Reach Media, net revenue for our radio division increased 1.4%. Reach Media net revenue declined 4.7% for the three months ended September 30, 2011 compared to the same period in 2010. Net revenue for our internet business increased 11.5% for the three months ended September 30, 2011 compared to the same period in 2010.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2011	2010
$32,742	$18,762	$13,980	74.5%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management.  The increase for the three months ended September 30, 2011 compared to the same period in 2010 is primarily related to the consolidation of TV One as approximately $13.7 million of the total of these expenses incurred during the three months ended September 30, 2011 was incurred by TV One. Approximately $11.2 million of this amount relates to content amortization. Excluding the impact of consolidating TV One’s operating results, our programming and technical expenses increased by 1.6% for the quarter compared to the same period in 2010.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2011	2010
$35,878	$27,336	$8,542	31.2%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for radio and internet include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Our cable television segment accounted for approximately $8.2 million of the increase due to the impact of consolidating TV One results.  Excluding the impact of consolidating TV One’s operating results, our selling, general and administrative expenses increased by 1.1% for the quarter compared to the same period in 2010.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2011	2010
$10,442	$5,488	$4,954	90.3%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. Our cable television segment accounted for approximately $1.4 million of the increase due to the impact of consolidating TV One results.  In addition, there was a non-cash increase of approximately $2.9 million in compensation expense for the Chief Executive Officer in connection with the valuation of the potential payment for the TV One award element in his employment Agreement.

Stock-based compensation

Three Months Ended September 30,		Increase/(Decrease)
2011	2010
$759	$908	$(149)	(16.4)%

Stock-based compensation expense is due to a long-term incentive plan whereby officers and certain key employees were granted a total of 3,250,000 shares of restricted stock in January of 2010. Stock-based compensation requires measurement of compensation costs for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The decrease in stock-based compensation expense was due to one-time accelerated vesting being recorded for the three months ended September 30, 2010 versus a more normalized vesting for the same period in 2011.

Depreciation and amortization

Three Months Ended September 30,		Increase/(Decrease)
2011	2010
$11,504	$4,610	$6,894	149.5%

The increase in depreciation and amortization expense for the three months ended September 30, 2011 was due primarily to additional depreciation and amortization expense of approximately $7.8 million resulting from fixed and intangible assets recorded as part of the consolidation of TV One.  This increased expense was offset by the completion of amortization for certain Interactive One intangible assets and the completion of depreciation and amortization for certain assets.

Interest expense

Three Months Ended September 30,		Increase/(Decrease)
2011	2010
$22,973	$12,122	$10,851	89.5%

The increase in interest expense for the three months ended September 30, 2011 was due to our entry into the 2011 Credit Agreement on March 31, 2011 and Amended Exchange Offer on November 24, 2010, as well as the consolidation of TV One, including its $119.0 million senior secured notes due in 2016 (the “TV One Notes”).  Higher interest rates associated with the 2011 Credit Agreement and Amended Exchange Offer were in effect for the three months ended September 30, 2011 compared to the same period in 2010.  The overall effective rate of borrowing for the three months ended September 30, 2011 increased approximately 4.0% compared to the three months ended September 30, 2010.  Approximately $3.0 million of the increased interest expense relates to the TV One Notes.

Equity in income of affiliated company

Three Months Ended September 30,		Increase/(Decrease)
2011	2010
$—	$1,784	$(1,784)	(100.0)%

Equity in income of affiliated company primarily reflects our estimated equity in the net income of TV One. The decrease to equity in income of affiliated company for the three months ended September 30, 2011 was due to the consolidation of TV One during the quarter ended June 30, 2011.  Previously, the Company’s share of the net income was driven by TV One’s current capital structure and the Company’s percentage ownership of the equity securities of TV One. Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis.

(Benefit from) provision for income taxes

Three Months Ended September 30,		Increase/(Decrease)
2011	2010
$(2,325)	$4,760	$(7,085)	(148.8)%

For the three months ended September 30, 2011 and 2010, the benefit from income taxes was approximately $2.3 million compared to a provision for income taxes of approximately $4.8 million for the same period in 2010. A tax benefit of approximately $2.6 million was recognized for the partnership interest in TV One. A tax benefit of $301,000 was recognized for the change in the deferred tax liability (“DTL”) related to indefinite lived intangibles and a state tax expense of $16,000.  The remaining tax consists of discrete items of $72,000, and the tax expense for Reach Media of $508,000.  The 2010 provision for income taxes was due to an increase in the DTL for indefinite-lived intangibles.

The Company is estimating an annual effective tax rate of approximately 73.3% for 2011. The Company continues to maintain a full valuation allowance for entities other than Reach Media for its deferred tax assets (“DTAs”), including the DTA associated with its net operating loss carryforward. As a result, pre-tax book income for the entities other than Reach Media does not generate any tax expense. Instead, the tax expense for these entities is based on the change in the DTL associated with certain indefinite-lived intangibles, which increases as tax amortization on these intangibles is recognized and decreases as impairments for book purposes are recorded on these assets. In addition to the DTL on these intangibles, a portion of the DTL for the partnership interest in TV One cannot be offset by the DTAs from the net operating loss carryforward.

Income (loss) from discontinued operations, net of tax

Three Months Ended September 30,		Increase/(Decrease)
2011	2010
$11	$(158)	$169	107.0%

Included in the income (loss) from discontinued operations, net of tax, are the results from operations for  radio station clusters sold or made the subject of an LMA. Discontinued operations also include the results from operations for Giant Magazine, which ceased publication in December 2009. The loss from discontinued operations, net of tax, for the three months ended September 30, 2010 resulted from legal and litigation expenses incurred as a result of ongoing legal activity for certain station sales. The income from discontinued operations, net of tax, for the three months ended September 30, 2011 resulted primarily from the remaining Boston radio station entering into an LMA in June 2011. The income (loss) from discontinued operations, net of tax, also includes a tax provision of zero for the three months ended September 30, 2011 and 2010.

Noncontrolling interests in income of subsidiaries

Three Months Ended September 30,		Increase/(Decrease)
2011	2010
$2,483	$1,010	$1,473	145.8%

 The increase in noncontrolling interests in income of subsidiaries is due primarily to the impact of consolidating TV One’s operating results during the three months ended September 30, 2011.  This amount is partially offset by lower net income generated by Reach Media for the three months ended September 30, 2011 compared to the same period in 2010.

Other Data

Station operating income

Station operating income increased to approximately $35.8 million for the three months ended September 30, 2011 compared to approximately $28.3 million for the comparable period in 2010, an increase of $7.5 million or 26.4%. This increase was primarily due to the impact of consolidating TV One results, as TV One generated approximately $7.6 million of station operating income during the quarter ended September 30, 2011.

Station operating income margin

Station operating income margin decreased to 34.3% for the three months ended September 30, 2011 from 38.1% for the comparable period in 2010. The margin decrease was primarily attributable to the impact of consolidating TV One results as described above.

RADIO ONE, INC. AND SUBSIDIARIES
RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Nine Months Ended September 30, 2011, Compared to Nine Months Ended September 30, 2010 (In thousands)

	Nine Months Ended September 30,
	2011	2010	Increase/(Decrease)
	(Unaudited)
		(As Adjusted – See Note 1 of our Consolidated Financial Statements)

Statements of Operations:
Net revenue	$266,516	$208,557	$57,959	27.8%
Operating expenses:
Programming and technical, excluding stock-based compensation	82,291	56,592	25,699	45.4
Selling, general and administrative, excluding stock-based compensation	95,803	77,383	18,420	23.8
Corporate selling, general and administrative, excluding stock-based compensation	25,214	20,537	4,677	22.8
Stock-based compensation	2,895	4,877	(1,982)	(40.6)
Depreciation and amortization	25,825	14,156	11,669	82.4
Total operating expenses	232,028	173,545	58,483	33.7
Operating income	34,488	35,012	(524)	(1.5)
Interest income	120	95	25	26.3
Interest expense	65,222	31,059	34,163	110.0
Loss on retirement of debt	7,743	—	7,743	100.0
Gain on investment in affiliated company	146,879	—	146,879	100.0
Equity in income of affiliated company	3,287	3,832	(545)	(14.2)
Other expense, net	3	2,934	(2,931)	(99.9)
Income before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	111,806	4,946	106,860	2,160.5
Provision for income taxes	81,905	4,685	77,220	1,648.2
Net income from continuing operations	29,901	261	29,640	11,356.3
Loss from discontinued operations, net of tax	(71)	(316)	(245)	(77.5)
Consolidated net income (loss)	29,830	(55)	29,885	54,336.4
Net income attributable to noncontrolling interests	5,403	1,427	3,976	278.6
Net income (loss) attributable to common stockholders	$24,427	$(1,482)	$25,909	1,748.2%

Net revenue

Nine Months Ended September 30,		Increase/(Decrease)
2011	2010
$266,516	$208,557	$57,959	27.8%

During the nine months ended September 30, 2011, we recognized approximately $266.5 million in net revenue compared to approximately $208.6 million during the same period in 2010. These amounts are net of agency and outside sales representative commissions, which were approximately $23.9 million during the nine months ended 2011, compared to approximately $23.4 million during the same period in 2010. We began to consolidate the results of TV One during the quarter ended June 30, 2011 and recognized approximately $54.7 million of revenue from our cable television segment during the nine months ended September 30, 2011.  Our radio stations’ net revenue declined 1.9% for the nine months ended September 30, 2011, and based on reports prepared by Miller Kaplan, the radio markets we operate in increased 2.5% in total revenues, led primarily by growth in local revenues of 2.1%. Our Atlanta, Charlotte, Cincinnati, Raleigh and St. Louis markets experienced the most significant net revenue growth, while our Baltimore, Columbus, Indianapolis and Dallas markets experienced the most significant declines. Reach Media net revenue increased 16.6% for the nine months ended September 30, 2011 compared to the same period in 2010 due primarily from assuming operational and financial control and responsibility for the ongoing cruise event, the “Tom Joyner Fantastic Voyage.” The “Tom Joyner Fantastic Voyage” took place in March 2011 and generated approximately $6.6 million of revenue for Reach Media. Net revenue for our internet business increased 3.0% for the nine months ended September 30, 2011 compared to the same period in 2010.

Operating Expenses

Programming and technical, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2011	2010
$82,291	$56,592	$25,699	45.4%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management.  The increase for the nine months ended September 30, 2011 compared to the same period in 2010 is primarily related to consolidating the results of TV One, as approximately $25.5 million of our consolidated programming and technical operating expenses were incurred by TV One. Approximately $20.6 million of this amount relates to content amortization. Excluding the impact of consolidating TV One’s operating results, our programming and technical expenses increased by 0.4% for the nine months ended September 30, 2011 compared to the same period in 2010.

Selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2011	2010
$95,803	$77,383	$18,420	23.8%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for radio and internet include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Our cable television segment accounted for approximately $14.0 million of the increase due to the impact of consolidating the results of TV One.  Excluding the impact of consolidating the results of TV One, our selling, general and administrative expenses increased by 5.6%.  The remaining increase in expense for the nine months ended September 30, 2011 compared to the same period in 2010 is due to Reach Media events spending associated with Reach assuming operational and financial control and responsibility for the “Tom Joyner Fantastic Voyage,” held in March 2011. Reach Media incurred over $5.0 million of selling, general and administrative expenses associated with the “Tom Joyner Fantastic Voyage,” held in March 2011.

Stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2011	2010
$2,895	$4,877	$(1,982)	(40.6)%

Stock-based compensation expense is due to a long-term incentive plan whereby officers and certain key employees were granted a total of 3,250,000 shares of restricted stock in January of 2010. Stock-based compensation requires measurement of compensation costs for all stock-based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The decrease in stock-based compensation expense was due to accelerated vesting being recorded for the nine months ended September 30, 2010 versus a more normalized vesting for the same period in 2011.

Corporate selling, general and administrative, excluding stock-based compensation

Nine Months Ended September 30,		Increase/(Decrease)
2011	2010
$25,214	$20,537	$4,677	22.8%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel. Our cable television segment accounted for approximately $1.3 million of the increase due to the impact of consolidating TV One results.  In addition, there was a non-cash increase of approximately $2.5 million in compensation expense for the Chief Executive Officer in connection with the valuation of the potential payment for the TV One award element in his employment Agreement.

Depreciation and amortization

Nine Months Ended September 30,		Increase/(Decrease)
2011	2010
$25,825	$14,156	$11,669	82.4%

The increase in depreciation and amortization expense for the nine months ended September 30, 2011 was due primarily to additional depreciation and amortization expense of approximately $14.2 million resulting from fixed and intangible assets recorded as part of the consolidation of TV One.  This increased expense was offset by the completion of amortization for certain Interactive One intangible assets and the completion of depreciation and amortization for certain assets.

Interest expense

Nine Months Ended September 30,		Increase/(Decrease)
2011	2010
$65,222	$31,059	$34,163	110.0%

The increase in interest expense for the nine months ended September 30, 2011 was due to our entry into the 2011 Credit Agreement on March 31, 2011 and Amended Exchange Offer on November 24, 2010, as well as the consolidation of TV One, including the TV One Notes.  Higher interest rates associated with the 2011 Credit Agreement and Amended Exchange Offer were in effect for the nine months ended September 30, 2011 compared to the same period in 2010.  The overall effective rate of borrowing for the nine months ended September 30, 2011 increased approximately 4.5% compared to the six months ended September 30, 2010. Approximately $6.2 million of the increased interest expense relates to the TV One Notes.

Loss on retirement of debt

Nine Months Ended September 30,		Increase/(Decrease)
2011	2010
$7,743	$—	$7,743	100.0%

The loss on retirement of debt for the nine months ended September 30, 2011 was due to a charge related to the retirement of the 2011 Credit Facility on March 31, 2011.  This amount includes a write-off of approximately $6.5 million of capitalized debt financing costs associated with the Amended and Restated Credit Facility and a write-off of approximately $1.2 million associated with the termination of the Company’s interest rate swap agreement.

Gain on investment in affiliated company

Nine Months Ended September 30,		Increase/(Decrease)
2011	2010
$146,879	$—	$146,879	100.0%

The gain on investment in affiliated company of approximately $146.9 million for the nine months ended September 30, 2011 was due to acquiring the controlling interest in and the accounting impact of consolidating TV One’s operating results as of April 14, 2011.

Equity in income of affiliated company

Nine Months Ended September 30,		Increase/(Decrease)
2011	2010
$3,287	$3,832	$(545)	(14.2)%

Equity in income of affiliated company primarily reflects our estimated equity in the net income of TV One. The decrease to equity in income of affiliated company for the nine months ended September 30, 2011 was due to the consolidation of TV One during the quarter ended June 30, 2011.  Previously, the Company’s share of the net income was driven by TV One’s current capital structure and the Company’s percentage ownership of the equity securities of TV One.  Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis.

Other expense, net

Nine Months Ended September 30,		Increase/(Decrease)
2011	2010
$3	$2,934	$(2,931)	(99.9)%

The other expense for the nine months ended September 30, 2010 was principally due to the write off of a portion of deferred financing costs due to a reduction in the revolver commitment and the write off of certain deferred financing costs related to the Abandoned Second Lien Notes. There were costs associated with lowering the revolver commitment under the Company’s bank facilities from $500.0 million to $400.0 million, resulting from entering into a third amendment to our Credit Agreement in March 2010. In addition, there were costs written off in connection with the Company’s offering of the Abandoned Second Lien Notes.

Provision for income taxes

Nine Months Ended September 30,		Increase/(Decrease)
2011	2010
$81,905	$4,685	$77,220	1,648.2%

For the nine months ended September 30, 2011, the provision for income taxes was approximately $81.9 million compared to a provision of approximately $4.7 million for the same period in 2010.  Approximately $41.9 million of the increase is due to the deferred tax liability for the partnership interest in TV One and $34.5 million of the increase is due to the increase in the deferred tax liability for indefinite-lived intangibles related to radio broadcasting. The remaining increase consists of $799,000 for discrete items and $262,000 for state taxes which were offset by a decrease of $173,000 for Reach Media.

For the nine months ended September 30, 2011 a tax expense of approximately $41.9 million was recognized for the partnership interest in TV One and approximately $38.2 million was recognized for the change in the DTL on indefinite-lived intangibles.   State taxes on Radio One were $342,000 and discrete items were $882,000.  The tax expense for Reach Media was $586,000.

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

For 2010, no tax expense was recognized for the partnership interest in TV One as there was no significant change in the basis difference during that period.  The tax expense for 2010 for indefinite-lived intangibles was approximately $3.8 million and state taxes were $81,000.  The tax expense for 2010 for Reach Media was $759,000 and discrete items were $83,000.

The consolidated effective tax rate for the nine months ended September 30, 2011 and 2010 was 73.3% and 94.7%, respectively.

Loss from discontinued operations, net of tax

Nine Months Ended September 30,		Increase/(Decrease)
2011	2010
$(71)	$(316)	$(245)	(77.5)%

 Included in the loss from discontinued operations, net of tax, are the results from operations for  radio station clusters sold or made the subject of an LMA. Discontinued operations also include the results from operations for Giant Magazine, which ceased publication in December 2009. The loss incurred for the nine months ended September 30, 2010 was due to legal and litigation spending from ongoing litigation for certain previous station sales. This spending was partially offset by the assumption of Giant Magazines subscriber liability by another publisher. The loss from discontinued operations, net of tax, for the nine months ended September 30, 2011 resulted primarily from our remaining station in our Boston market entering into an LMA. The loss from discontinued operations, net of tax, also includes a provision for zero for the nine months ended September 30, 2011 and 2010.

Noncontrolling interests in income of subsidiaries

Nine Months Ended September 30,		Increase/(Decrease)
2011	2010
$5,403	$1,427	$3,976	278.6%

The increase in noncontrolling interests in income of subsidiaries is due primarily to the impact of consolidating TV One’s operating results during the nine months ended September 30, 2011.  The increase also relates to greater net income by Reach Media during the nine months ended September 30, 2011 compared to the same period in 2010.

 Other Data

Station operating income

Station operating income increased to approximately $88.4 million for the nine months ended September 30, 2011 compared to approximately $74.6 million for the comparable period in 2010, an increase of $13.8 million or 18.6%. This increase was primarily due to consolidating TV One results, as TV One generated approximately $15.2 million of station operating income during the nine months ended September 30, 2011.

Station operating income margin

Station operating income margin decreased to 33.2% for the nine months ended September 30, 2011 from 35.8% for the comparable period in 2010. The margin decrease was primarily attributable to the impact of consolidating TV One results as described above.

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

The 2011 Credit Agreement contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:
▪	1.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:
▪	5.25 to 1.00 on June 30, 2011;
▪	5.00 to 1.00 on September 30, 2011 and December 31, 2011;
▪	4.75 to 1.00 on March 31, 2012;
▪	4.50 to 1.00 on June 30, 2012, September 30, 2012 and December 31, 2012;
▪	4.00 to 1.00 on March 31, 2013 and the last day of each fiscal Quarter through September 30, 2013;
▪	3.75 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014;
▪	3.25 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:
▪	9.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through December 31, 2011;
▪	9.00 to 1.00 on March 31, 2012;
▪	8.75 to 1.00 on June 30, 2012;
▪	8.50 to 1.00 on September 30, 2012 and December 31, 2012;
▪	8.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013;
▪	7.50 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014;
▪	6.50 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

 (d) limitations on:
▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of September 30, 2011, approximate ratios calculated in accordance with the 2011 Credit Agreement, are as follows:

	As of September 30, 2011		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$81.1

Pro Forma Last Twelve Months Interest Expense (In millions)	$47.6

Senior Debt (In millions)	$372.4
Total Debt (In millions)	$679.0

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.59	x	5.00	x	0.41	x

Total Leverage
Total Debt / Covenant EBITDA	8.37	x	9.25	x	0.88	x

Interest Coverage
Covenant EBITDA / Interest Expense	1.71	x	1.25	x	0.46	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, the calculations for the ratios above do not include the operating results and related debt of Reach Media and TV One.

As of September 30, 2011, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement.  Measurement of interest coverage, senior secured leverage, and total leverage ratios began on June 30, 2011.

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

As of September 30, 2011, the Company had approximately $23.8 million of borrowing capacity under its revolving credit facility. Taking into consideration the financial covenants under the 2011 Credit Agreement, approximately $23.8 million of the revolving credit facility was available to be borrowed.

As of September 30, 2011, the Company had outstanding approximately $384.1 million on its term credit facility. During the quarter ended September 30, 2011, the Company repaid approximately $1.0 million under the 2011 Credit Agreement. Proceeds from the 2011 Credit Agreement of approximately $378.3 million, net of original issue discount, were used to repay the Amended and Restated Credit Agreement and pay other fees and expenses, with the balance of the proceeds used to fund the TV One capital call. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

Period between and including the November 2010 Refinancing Transactions and entering into the 2011 Credit Agreement

On November 24, 2010, the Company entered into a credit agreement amendment with its prior syndicate of banks. The credit agreement amendment, which amended and restated the Previous Credit Agreement (as so amended and restated, the “Amended and Restated Credit Agreement”), among other things, replaced the existing amount of outstanding revolving loans with a $323.0 million term loan and provided for three tranches of revolving loans, including a $20.0 million revolver to be used for working capital, capital expenditures, investments, and other lawful corporate purposes, a $5.1 million revolver to be used solely to redeem and retire the 2011 Notes, and a $13.7 million revolver to be used solely to fund a capital call with respect to TV One (the “November 2010 Refinancing Transaction”).

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

On March 31, 2011, the Company repaid all obligations under, and terminated, the Amended and Restated Credit Agreement. During the quarter ended March 31, 2011, the Company did not borrow from the Amended and Restated Credit Agreement and repaid approximately $353.7 million.

Pre November 2010 Refinancing Transactions

In June 2005, the Company entered into the Credit Agreement with a syndicate of banks (the “Previous Credit Agreement”), and simultaneously borrowed $437.5 million to retire all outstanding obligations under its Previous Credit Agreement. The Previous Credit Agreement was amended in April 2006 and September 2007 to modify certain financial covenants and other provisions. Prior to the November 2010 Refinancing Transaction, the Previous Credit Agreement was to expire the earlier of (a) six months prior to the scheduled maturity date of the 8⅞% Senior Subordinated Notes due July 1, 2011 (January 1, 2011) (unless the 8⅞% Senior Subordinated Notes have been repurchased or refinanced prior to such date) or (b) June 30, 2012. The total amount available under the Credit Agreement was $800.0 million, consisting of a $500.0 million revolving facility and a $300.0 million term loan facility. Borrowings under the credit facilities were subject to compliance with certain provisions including, but not limited, to financial covenants. The Company could use proceeds from the credit facilities for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes.

During the quarter ended March 31, 2010, we noted that certain of our subsidiaries identified as guarantors in our financial statements did not have requisite guarantees filed with the trustee as required under the terms of the indentures governing the 6⅜% Senior Subordinated Notes due 2013 (the “2013 Notes”) and 2011 Notes (the “Non-Joinder of Certain Subsidiaries”).  The Non-Joinder of Certain Subsidiaries caused a non-monetary, technical default under the terms of the relevant indentures at December 31, 2009, causing a non-monetary, technical cross-default at December 31, 2009 under the terms of our Previous Credit Agreement.  On March 30, 2010, we joined the relevant subsidiaries as guarantors under the relevant indentures (the “Joinder”).  Further, on March 30, 2010, we entered into a third amendment (the “Third Amendment”) to the Previous Credit Agreement.  The Third Amendment provided for, among other things: (i) a $100.0 million revolver commitment reduction (from $500.0 million to $400.0 million) under the bank facilities; (ii) a 1.0% floor with respect to any loan bearing interest at a rate determined by reference to the adjusted LIBOR (iii) certain additional collateral requirements; (iv) certain limitations on the use of proceeds from the revolving loan commitments; (v) the addition of Interactive One, LLC as a guarantor of the loans under the Previous Credit Agreement and under the notes governed by the Company’s 2011 Notes and 2013 Notes; (vi) the waiver of the technical cross-defaults that existed as of December 31, 2009 and through the date of the amendment arising due to the Non-Joinder of Certain Subsidiaries; and (vii) the payment of certain fees and expenses of the lenders in connection with their diligence work on the amendment.

Under the terms of the Previous Credit Agreement, upon any breach or default under either the 8⅞% Senior Subordinated Notes due July 2011 or the 6⅜% Senior Subordinated Notes due February 2013, the lenders could among other actions immediately terminate the Previous Credit Agreement and declare the loans then outstanding under the Previous Credit Agreement to be due and payable in whole immediately.  Similarly, under the 8⅞% Senior Subordinated Notes and the 6⅜% Senior Subordinated Notes, a default under the terms of the Previous Credit Agreement would constitute an event of default, and the trustees or the holders of at least 25% in principal amount of the then outstanding notes (under either class) may declare the principal of such class of note and interest to be due and payable immediately.

As of each of June 30, 2010, July 1, 2010 and September 30, 2010, we were not in compliance with the terms of the Previous Credit Agreement.  More specifically, (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00 (ii) as of each of July 1, 2010 and September 30, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio and (iii) as of September 30, 2010, we failed to maintain a senior leverage ratio of 4.00 to 1.00.  On July 15, 2010, the Company and its subsidiaries entered into a forbearance agreement (the “Forbearance Agreement”) with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as administrative agent (the “Agent”), and financial institutions constituting the majority of outstanding loans and commitments (the “Required Lenders”) under the Previous Credit Agreement, relating to the defaults and events of default existing as of June 30, 2010 and July 1, 2010.  On August 13, 2010, we entered into an amendment to the  Forbearance Agreement (the “Forbearance Agreement Amendment”) that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to the then anticipated default caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern as issued in connection with the restatement of our financial statements.  Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 2011 Notes and/or the 2013 Notes.

On August 5, 2010, the Agent delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes.  As a result, neither we nor any of our guaranteeing subsidiaries could make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010.  The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the 2013 Notes Indenture expired on September 15, 2010.  While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could have declared the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, no such remedies were exercised as we continued to negotiate the terms of the amended exchange offer and a new support agreement with the members of the ad hoc group of holders of our 2011 Notes and 2013 Notes.  The event of default under the 2013 Notes Indenture also constituted an event of default under the Previous Credit Agreement.  While the Forbearance Agreement Amendment expired by its terms on September 10, 2010, we and the Agent continued to negotiate the terms of a credit facility amendment and the Agent and the lenders did not exercise additional remedies under the Previous Credit Agreement. The Amended and Restated Credit Agreement cured all of these issues.

Senior Subordinated Notes

Period after the November 2010 Refinancing Transactions and after the March 2011 Refinancing Transaction

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

As of September 30, 2011, the Company had outstanding $747,000 of its 6⅜% Senior Subordinated Notes due February 2013 and $305.9 million of our 12½%/15% Senior Subordinated Notes due May 2016. During the year ended December 31, 2010, pursuant to the debt exchange, the Company repurchased $101.5 million of the 8⅞% Senior Subordinated Notes at par and $199.3 million of the 6⅜% Senior Subordinated Notes at an average discount of 5.0%, and recorded a gain on the retirement of debt of approximately $6.6 million, net of the write-off of deferred financing costs of approximately $3.3 million. The 12½%/15% Senior Subordinated Notes due May 2016 had a carrying value of $305.9 million and a fair value of approximately $275.3 million as of September 30, 2011, and the 6⅜% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $710,000 as of September 30, 2011. The fair values were determined based on the trading value of the instruments as of the reporting date.

Interest payments under the terms of the 6⅜% Senior Subordinated Notes are due in February and August.  Based on the $747,000 principal balance of the 6⅜% Senior Subordinated Notes outstanding on September 30, 2011, interest payments of $24,000 are payable each February and August through February 2013.

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

Interest on the Exchange Notes will accrue from the date of original issuance or, if interest has already been paid, from the date it was most recently paid.  Interest will accrue for each quarterly period at a rate of 12.5% per annum if the interest for such quarterly period is paid fully in cash.  In the event of a PIK Election, including the PIK Election currently in effect, the interest paid in cash and the interest paid-in-kind by issuance of additional Exchange Notes (“PIK Notes”) will accrue for such quarterly period at 6.0% cash per annum and 9.0% PIK per annum.

In the absence of an election for any interest period, interest on the Exchange Notes shall be payable according to the election for the previous interest period, provided that interest accruing from and after May 15, 2012 shall accrue at a rate of 12.5% per annum and shall be payable in cash. A PIK Election is currently in effect and the Company anticipates it remaining in effect through May 15, 2012.

During the quarter ended September 30, 2011, the Company paid cash interest in the amount of approximately $4.5 million and issued approximately $6.7 million of additional 12½%/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect. During the nine months ended September 30, 2011, the Company paid cash interest in the amount of approximately $12.8 million and issued approximately $19.1 million of additional 12½%/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect.

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

On August 5, 2010, the Agent under our Previous Credit Agreement delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes. As a result, neither we nor any of our guaranteeing subsidiaries may make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010.  The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the 2013 Notes Indenture expired on September 15, 2010. While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could have declared the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, no such remedies were exercised as we continued to negotiate the terms of the amended exchange offer and a new support agreement with the members of the ad hoc group of holders of our 2011 and 2013 Notes. The event of default under the 2013 Notes Indenture also constituted an event of default under the Previous Credit Agreement. As of November 24, 2010, any and all existing defaults and events of default that had arisen or may have arisen were cured.

As of each of June 30, 2010, July 1, 2010 and September 30, 2010, we were not in compliance with the terms of our Previous Credit Agreement. More specifically, (i) as of June 30, 2010, we failed to maintain a total leverage ratio of 7.25 to 1.00 (ii) as of each of July 1, 2010 and September 30, 2010, as a result of a step down of the total leverage ratio from no greater than 7.25 to 1.00 to no greater than 6.50 to 1.00 effective for the period July 1, 2010 to September 30, 2011, we also failed to maintain the requisite total leverage ratio and (iii) as of September 30, 2010, we failed to maintain a senior leverage ratio of 4.00 to 1.00. On July 15, 2010, the Company and its subsidiaries entered into the Forbearance Agreement with Wells Fargo Bank, N.A. (successor by merger to Wachovia Bank, National Association), as Agent, and the Required Lenders under our Previous Credit Agreement, relating to the defaults and events of default existing as of June 30, 2010 and July 1, 2010. On August 13, 2010, we entered into an amendment to the Forbearance Agreement Amendment that, among other things, extended the termination date of the Forbearance Agreement to September 10, 2010, unless terminated earlier by its terms, and provided additional forbearance related to the then anticipated default caused by an opinion of Ernst & Young LLP expressing substantial doubt about the Company’s ability to continue as a going concern as issued in connection with the restatement of our financial statements. Under the Forbearance Agreement and the Forbearance Agreement Amendment, the Agent and the Required Lenders maintained the right to deliver “payment blockage notices” to the trustees for the holders of the 2011 Notes and/or the 2013 Notes.

 On August 5, 2010, the Agent under our Previous Credit Agreement delivered a payment blockage notice to the Trustee under the Indenture governing our 2013 Notes.  As a result, neither we nor any of our guaranteeing subsidiaries could make any payment or distribution of any kind or character in respect of obligations under the 2013 Notes, including the interest payment that was scheduled to be made on August 16, 2010.  The 30-day grace period for the nonpayment of interest before such nonpayment constituted an event of default under the 2013 Notes Indenture expired on September 15, 2010.  While the trustee or holders of at least 25% in principal amount of the then outstanding 2013 Notes could declare the principal amount, and accrued and unpaid interest, on all outstanding 2013 Notes to be due and payable immediately as a result of such event of default, as of the date of this filing, no such remedies were exercised as we continued to negotiate the terms of the amended exchange offer and a new support agreement with the members of the ad hoc group of holders of our 2011 and 2013 Notes.  The event of default under the 2013 Notes Indenture also constituted an event of default under the Previous Credit Agreement.  As of November 24, 2010, as a result of the November 2010 Refinancing Transactions, any and all existing defaults and events of default that had arisen or may have arisen were cured.

The following table summarizes the interest rates in effect with respect to our debt as of September 30, 2011:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$377.0	7.50%
12½ %/15% Senior Subordinated Notes (fixed rate)	$305.9	15.00%
Note payable (fixed rate)	$1.0	7.00%
Senior Secured Notes (fixed rate)	$119.0	10.00%
6⅜% Senior Subordinated Notes (fixed rate)	$0.7	6.38%

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

Reach Media issued a $1.0 million promissory note payable in November 2009 to a subsidiary of Citadel, which was acquired by Cumulus Media Inc. in September 2011. The note was issued in connection with Reach Media entering into a new sales representation agreement with Radio Networks. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011.

The following table provides a comparison of our statements of cash flows for the nine months ended September 30, 2011 and 2010:

	2011	2010
	(In thousands)

Net cash flows provided by operating activities	$29,111	$16,775
Net cash flows provided by (used in) investing activities	$47,074	$(3,592)
Net cash flows used in financing activities	$(52,206)	$(11,575)

Net cash flows provided by operating activities were approximately $29.1 million and $16.8 million for the nine months ended September 30, 2011 and 2010, respectively.  Cash flow from operating activities for the nine months ended September 30, 2011 decreased from the prior year primarily due to changes in operating assets and liabilities.

Net cash flows provided by investing activities were approximately $47.1 million for the nine months ended September 30, 2011 compared to net cash flows used in investing activities of $3.6 million for the nine months ended September 30, 2010, respectively. Cash flow from investing activities for the nine months ended September 30, 2011 increased from the prior year primarily due to the net cash and investments acquired in connection with the TV One consolidation of approximately $65.2 million. Capital expenditures, including digital tower and transmitter upgrades, content assets, and deposits for station equipment and purchases were approximately $18.2 million and $3.6 million for the nine months ended September 30, 2011 and 2010, respectively.

Net cash flows used in financing activities were approximately $52.2 million and $11.6 million for the nine months ended September 30, 2011 and 2010, respectively. During the nine months ended September 30, 2011 and 2010, the Company borrowed approximately $378.3 million and $12.0 million, respectively, from its credit facility and repaid approximately $355.6 million and $12.4 million, respectively, in outstanding debt.  During the nine months ended September 30, 2011, we repurchased a noncontrolling interest in TV One for approximately $54.6 million. During the nine months ended September 30, 2011 and 2010, respectively, we capitalized approximately $6.2 million and $11.2 million of costs associated with our evaluation of various alternatives associated with our indebtedness and its upcoming maturities.  In addition, during the nine months ended September 30, 2011, we repurchased $41,000 of our Class A Common Stock and approximately $8.5 million of our Class D Common Stock.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies of the consolidated financial statements in our Annual Report on Form 10-K. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2010, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes to our existing accounting policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2010.  We obtained a controlling interest in TV One as of April 14, 2011, and as such, have included new accounting policies related to our cable television segment as of September 30, 2011.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of September 30, 2011, we had approximately $677.4 million in broadcast licenses and $285.9 million in goodwill, which totaled $963.3 million, and represented approximately 63.3% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We did not record any impairment charges for the three or nine months ended September 30, 2011 and 2010.

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

During the second quarter of 2011, the total market revenue growth for certain markets was below that used in our 2010 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain of our radio broadcasting licenses, which we performed as of May 31, 2011. During the third quarter, there was further deterioration of revenue growth in certain markets, and as such, we deemed that to be an impairment indicator that warranted interim testing of certain radio broadcasting licenses as of September 30, 2011. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for all annual and interim impairments assessments performed since January 2010.  The Company concluded that our radio broadcasting licenses were not impaired during the second or third quarters of 2011.

Radio Broadcasting Licenses	October 1, 2010	May 31, 2011 (a)	September 30, 2011 (a)
(In millions)

Pre-tax impairment charge	$19.9	$—	$—

Discount Rate	10%	10%	9.5%
Year 1 Market Revenue Growth or Decline
Rate or Range	1.0% -3.0%	1.3% -2.8%	1.5% -2.0%
Long-term Market Revenue Growth Rate
Range (Years 6 – 10)	1.0% - 2.5%	1.5% - 2.0%	1.5% - 2.0%
Mature Market Share Range	0.8% - 28.3%	9.0% - 22.5%	9.3% - 22.4%
Operating Profit Margin Range	19.0% - 47.3%	32.7% - 40.8%	32.7% - 33.0%

(a) Reflects changes only to the key assumptions used in the second and third quarter interim testing for certain reporting units.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 19 reporting units as of our October 2010 annual impairment assessment. For the purpose of evaluating goodwill for impairment, the 19 reporting units consisted of the 16 radio markets and three other business divisions. Due to the consolidation of TV One and with the transition of our Boston station into discontinued operations during the quarter ended June 30, 2011, the Company now has 19 reporting units, consisting of the 15 radio markets and four business divisions. In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are generally based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. Since our October 2010 annual assessment, we have not made any changes to the methodology of valuing or allocating goodwill when determining the carrying values of the radio markets, Reach Media or Interactive One.

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

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for all interim, annual and year end assessments since January 2010. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of the February, May and August 2010 interim assessments, the Company concluded no impairment to the carrying value of Reach Media had occurred. During the fourth quarter, Reach Media’s operating performance continued to decline, but at a decreasing rate.  We believe this represented an impairment indicator and as a result, we performed a year end impairment assessment at December 31, 2010. We recorded an impairment charge of $16.1 million during the quarter ended December 31, 2010 in connection with this assessment. We performed interim impairment assessments at March 31, 2011, June 30, 2011 and September 30, 2011, as Reach Media did not meet its budgeted operating cash flow for the first, second and third quarters. As a result of the March 2011, June 2011 and September 2011 interim impairment tests, the Company concluded that the carrying value of goodwill attributable to Reach Media had not been impaired.

Reach Media Goodwill
(Reporting Unit Within the
Radio Broadcasting
Segment)	February 28, 2010	May 31, 2010	August 31, 2010	December 31, 2010	March 31, 2011	June 30, 2011	September 30, 2011
		(In millions)
Pre-tax impairment charge	$–	$–	$–	$16.1	$–	$–	$–

Discount Rate	13.5%	13.5%	13.0%	13.5%	13.5%	13.0%	12.0%
Year 1 Revenue Growth Rate	8.5%	2.5%	2.5%	2.5%	2.5%	2.5%	2.5%
Long-term Revenue Growth
Rate Range	2.5% – 3.0%	2.5% – 2.9%	2.5% – 3.3%	(2.6)% - 4.4%	(1.3)% - 4.9%	(0.2)% - 3.9%	(2.0)% - 3.5%

Operating Profit Margin Range	22.7% - 31.4%	23.3% - 31.5%	25.5% - 31.2%	15.5% - 25.9%	16.2% - 27.4%	17.6% - 22.6%	18.8 - 21.7%

In addition to assessing the fair value of Reach Media as of March 2011, June 2011 and September 2011, we performed a sensitivity analysis showing the impact resulting from: (i) a 1% or 100 basis point decrease in Reach Media growth rates; (ii) a 1% or 100 basis point decrease in cash flow margins; (iii) a 1% or 100 basis point increase in the discount rate; and (iv) both a 5% and 10% reduction in the fair values of Reach Media. A hypothetical change in all of the stated factors did not result in any impairment.

During the second and third quarters of 2011, the operating performance and current projections for the remainder of the year for specific radio markets were below that used in our 2010 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of goodwill associated with specific radio markets, which we performed as of May 31, 2011 and as of September 30, 2011. Below are some of the key assumptions used in the income approach model for estimating goodwill fair values for the annual and interim impairments assessments performed since October 1, 2010.  The Company concluded that goodwill had not been impaired during the second or third quarters of 2011.

Goodwill (Radio Market Reporting Units)	October 1, 2010	May 31, 2011 (a)	September 30, 2011 (a)
	(In millions)

Pre-tax impairment charge	$—	$—	$—

Discount Rate	10%	10%	9.5%
Year 1 Market Revenue Growth or Decline Rate or Range	1.5% -3.0%	1.5% -3.0%	1.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	1.5% - 2.0%	1.5%
Mature Market Share Range	7.0% - 23.0%	7.0% - 23.0%	13.8%
Operating Profit Margin Range	27.5% - 58.0%	30.0% - 56.0%	36.0%

(a) Reflects changes only to the key assumptions used in the second and third quarter interim testing for certain reporting units.

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

As of September 30, 2011, we had a total goodwill carrying value of approximately $285.9 million across 13 of our 19 reporting units. The below table indicates the long-term cash flow growth rates assumed in our impairment testing and the long-term cash flow growth/decline rates that would result in additional goodwill impairment. For four of the reporting units, given each of their significant fair value over carrying value excess, any future goodwill impairment is not likely. However, should our estimates and assumptions for assessing the fair values of the remaining reporting units with goodwill worsen to reflect the below or lower cash flow growth/decline rates, additional goodwill impairments may be warranted in the future.

Reporting Unit	Long-Term Cash Flow Growth Rate Used	Long-Term Cash Flow Growth/Decline Rate That Would Result in Impairment (a)

21	Not tested	Impairment not likely
2	2.0%	Impairment not likely
16	2.0%	Impairment not likely
11	1.5%	Impairment not likely
5	1.5%	0.0%
7	1.5%	0.2%
12	2.0%	0.5%
19	2.5%	(2.1)%
1	2.0%	(2.7)%
6	1.5%	(5.0)%
10	2.5%	(6.8)%
13	2.0%	(14.8)%
18	3.0%	(24.0)%

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

Impairment of Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment triggering events for these assets for the three or nine month periods ended September 30, 2011 and 2010.

Allowance for Doubtful Accounts

We must make estimates of the uncollectability of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the past four years, including the quarter ended September 30, 2011, our historical bad debt results have averaged approximately 5.2% of our outstanding trade receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required.

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

The Company recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of September 30, 2011, we had approximately $5.8 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

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

Redeemable noncontrolling interests

Redeemable noncontrolling interests are interests in subsidiaries that are redeemable outside of the Company’s control either for cash or other assets.  These interests are classified as mezzanine equity and measured at the greater of estimated redemption value at the end of each reporting period or the historical cost basis of the noncontrolling interests adjusted for cumulative earnings allocations.  The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in-capital.

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

The Company reassessed the estimated fair value of the award as of September 30, 2011 at approximately $10.4 million and, accordingly, recorded compensation expense and a liability for that amount. The fair value of the award as of December 31, 2010 was approximately $6.8 million. The fair valuation incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interests as of September 30, 2011 was approximately $29.7 million.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

The TV One incentive award plan balance is measured based on the estimated enterprise fair value of TV One.  For the period ended September 30, 2011, the Company determined the enterprise fair value of TV One based on the price paid to repurchase interests from certain investors.  There have not been any significant changes in TV One’s business since the buyout of these investors.  As the Company will measure changes in the fair value of these balances at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the amounts previously recorded.

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

In September 2011, the FASB issued ASU 2011-08, which provides companies with an option to perform a qualitative assessment that may allow them to skip the two-step impairment test.  ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect such adoption will have a material impact on the Company’s consolidated financial statements.

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

Indebtedness

We have several debt instruments outstanding within our corporate structure.  The total amount available under our 2011 Credit Agreement is $411.0 million, consisting of a $386.0 million term loan facility that matures on March 31, 2016 and a $25.0 million revolving loan facility that matures on March 31, 2015. We also have outstanding $747,000 in 6⅜% Senior Subordinated Notes due February 2013 and $305.9 million in our 12½%/15% Senior Subordinated Notes due May 2016.  In addition, Reach Media issued a $1.0 million promissory note payable in November 2009 to a subsidiary of Citadel, which was acquired by Cumulus Media Inc. in September 2011. The note was issued in connection with Reach Media reacquiring Citadel’s noncontrolling stock ownership in Reach Media as well as entering into a new sales representation agreement with Radio Networks, a subsidiary of Citadel. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount is due on December 31, 2011. Finally, TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016. See “Liquidity and Capital Resources.”

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

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2015. In connection with these agreements,  the Company incurred expenses of approximately $3.1 million and $9.4 million for the three and nine month periods ended September 30, 2011, respectively, and approximately $2.8 million and $8.7 million, respectively, for the three and nine month periods ended September 30, 2010.

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

Contractual Obligations Schedule

The following table represents our contractual obligations as of September 30, 2011:

	Payments Due by Period
Contractual Obligations	2011	2012	2013	2014	2015	2016 and Beyond	Total
	(In thousands)
6⅜ Senior Subordinated Notes(1)	$12	$48	$753	$–	$–	$–	$813
12½%/15% Senior Subordinated Notes(1)	11,644	43,838	40,879	40,879	40,879	339,980	518,099
Credit facilities(2)	8,389	32,699	32,409	32,120	31,830	374,658	512,105
Note payable(3)	1,018	–	–	–	–	–	1,018
Other operating contracts / agreements(4)	21,379	52,633	21,372	14,986	662	1,211	112,243
Operating lease obligations	2,271	8,720	7,697	6,863	5,763	16,307	47,621
Senior Secured Notes(5)	2,975	11,900	11,900	11,900	11,900	121,777	172,352
Total	$47,688	$149,838	$115,010	$106,748	$91,034	$853,933	$1,364,251

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of September 30, 2011.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of September 30, 2011.

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

Off-Balance Sheet Arrangements

As of September 30, 2011, we had four standby letters of credit totaling approximately $1.2 million in connection with our annual insurance policy renewals and real estate leases. In addition, Reach Media had a letter of credit of $500,000 outstanding as of September 30, 2011.

RELATED PARTY TRANSACTIONS

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three and nine months ended September 30, 2011 and 2010, Radio One paid $0 and $5,000 and $0 and $6,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three and nine months ended September 30, 2011 and 2010, the Company provided no advertising services to Music One. There were no cash, trade or no-charge orders placed by Music One for the three and nine months ended September 30, 2011 and 2010.

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

Changes in internal control over financial reporting

During the three months ended September 30, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Plaintiffs filed amended complaints in the six “focus cases” on or about August 14, 2007. Radio One is not a defendant in the focus cases. In September 2007, Radio One’s named officers and directors again extended the tolling agreement with plaintiffs. On or about September 27, 2007, plaintiffs moved to certify the classes alleged in the “focus cases” and to appoint class representatives and class counsel in those cases. The focus cases issuers filed motions to dismiss the claims against them in November 2007 and an opposition to plaintiffs’ motion for the class certification in December 2007. On March 16, 2008, the district court denied the motions to dismiss in the focus cases.  In August 2008, the parties to the IPO Cases began mediation toward a global settlement of the IPO Cases.  In September 2008, Radio One’s board of directors approved in principle participation in a tentative settlement with the plaintiffs.  On October 2, 2008, the plaintiffs withdrew their class certification motion.  In April 2009, a global settlement was reached in the IPO Cases and submitted to the district court for approval.   On June 9, 2009, the court granted preliminary approval of the proposed settlement and ordered that notice of the settlement be published and mailed to class members.   On September 10, 2009, the court held a Final Fairness Hearing.  On October 6, 2009, the court certified the settlement class in each IPO Case and granted final approval of the settlement.  On or about October 23, 2009, three shareholders filed a Petition for Permission To Appeal Class Certification Order, challenging the court’s certification of the settlement classes.  On or about October 29, 2009, a number of shareholders also filed direct appeals, objecting to final approval of the settlement.  All but one of the appeals were eventually dismissed and the appeals court thereafter remanded one matter to the district court for a determination whether the final shareholder was a class member with standing to appeal.  In August 2011, the district court determined that the final shareholder was not a member of the class.  In September 2011, the shareholder filed an appeal to the district court’s determination.  If that determination is affirmed on appeal, or if the shareholder is found not to have standing and the settlement is thereafter affirmed on appeal, the settlement will result in the dismissal of all claims against the Company and its officers and directors with prejudice, and the Company’s pro rata share of the settlement fund will be fully funded by insurance.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

 None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

November 14, 2011