Form 10-K
period 2011-12-31
RADIO ONE, INC.
filed 2012-03-30
CIK 1041657

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011
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

Large accelerated filer ☐          Accelerated filer ☐           Non-accelerated filer ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes ☐   No ☑

The number of shares outstanding of each of the issuer’s classes of common stock is as follows:

Class	Outstanding at March 23, 2012
Class A Common Stock, $.001 par value	2,731,860
Class B Common Stock, $.001 par value	2,861,843
Class C Common Stock, $.001 par value	3,121,048
Class D Common Stock, $.001 par value	41,409,667

The aggregate market value of common stock held by non-affiliates of the Registrant, based upon the closing price of the Registrant’s Class A and Class D common stock on June 30, 2011, was approximately $52.6 million.

1

RADIO ONE, INC. AND SUBSIDIARIES

Form 10-K

For the Year Ended December 31, 2011

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

The term “station operating income” is also used throughout this report.  “Station operating income” consists of net loss or income before depreciation and amortization, corporate expenses, stock-based compensation, equity in income or loss of affiliated company, income taxes, noncontrolling interests in income of subsidiaries, interest expense, impairment of long-lived assets, other income or expense, gain or loss on retirement of debt, and income or loss from discontinued operations, net of tax. Station operating income is not a measure of financial performance under U.S. generally accepted accounting principles (“GAAP”).  Nevertheless we believe station operating income is often a useful measure of a broadcasting company’s operating performance and is a significant basis used by our management to measure the operating performance of our radio stations within the various markets because station operating income provides helpful information about our results of operations apart from expenses associated with our physical plant, income taxes, investments, debt financings, gain or loss on retirement of debt, corporate overhead, stock-based compensation, impairment of long-lived assets and income or losses from asset sales.  Station operating income is frequently used as one of the bases for comparing businesses in our industry, although our measure of station operating income may not be comparable to similarly titled measures of other companies. Station operating income does not purport to represent operating income or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance. Station operating income includes results from all four of our reportable segments (Radio Broadcasting, Reach Media, Internet and Cable Television).

The term “station operating income margin” is also used throughout this report.  “Station operating income margin” consists of station operating income as a percentage of net revenue. Station operating income margin is not a measure of financial performance under GAAP. Nevertheless, we believe that station operating income margin is a useful measure of our performance because it provides helpful information about our profitability as a percentage of our net revenue. Station operating income margin also includes results from all four of our reportable segments (Radio Broadcasting, Reach Media, Internet and Cable Television).

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

Cautionary Note Regarding Forward-Looking Statements

This document, and the documents incorporated by reference into this Annual Report on Form 10-K, contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	the effects of continued global economic weakness, credit and equity market volatility, high unemployment and continued fluctuations in the U.S. and other world economies may have on our business and financial condition and the business and financial conditions of our advertisers;

•	our high degree of leverage and potential inability to refinance certain portions of our debt or finance other strategic transactions given fluctuations in market conditions;

•	continued fluctuations in the U.S. economy and the local economies of the markets in which we operate could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given the current economic environment;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill and other intangible assets, particularly in light of the current economic environment;

•	increased competition from new media and technologies;

•	the impact of our acquisitions, dispositions and similar transactions; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Item 1A, “Risk Factors,” contained in this report.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

Overview

Radio One, Inc., a Delaware corporation, and its subsidiaries (collectively, “Radio One” or the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that targets African-American and/or urban listeners. As of December 31, 2011, we owned and/or operated 54 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our operating strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 51.0% controlling ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network; our 53.5% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment, which operates a number of branded sites, including News One, UrbanDaily and HelloBeautiful; and our ownership of Community Connect, LLC (formerly Community Connect Inc.) (“CCI”), an online social networking company, which operates a number of branded websites, including BlackPlanet, MiGente and Asian Avenue.  Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audience. Recently, given changes in ratings methodologies and economic and demographic shifts, we have reprogrammed certain of our stations in underperforming segments of certain markets. However, our core franchise remains targeted toward the African-American and/or urban listener and consumer.

In December 2009, the Company ceased publication of our urban-themed lifestyle periodical Giant Magazine.  Further, as of June 2011, our remaining Boston radio station was made the subject of an LMA whereby we have made available, for a fee, air time on this station to another party. The remaining assets and liabilities of Giant Magazine as well as stations sold or stations that we do not operate that are the subject of an LMA have been classified as discontinued operations as of December 31, 2011 and December 31, 2010, and Giant Magazine’s and the Boston station’s results from operations for the years ended December 31, 2011, 2010 and 2009, have been reclassified as discontinued operations in the accompanying consolidated financial statements.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) Internet; and (iv) Cable Television.

Our Stations and Markets

The table below provides information about our radio stations and the markets in which we owned or operated as of December 31, 2011.

	Radio One			Market Data
			Entire Audience Four Book	Ranking by Size
			Average	of	Estimated Fall 2011
			(Ending	African-	Metro
			Fall	American	Population Persons
	Number of		2011)	Population	12+
	Stations (a)		Audience	Persons		African-
Market	FM	AM	Share (b)	12+ (c)	Total	American%
					(millions)
Atlanta	4	-	15.2	2	4.3	32.9%
Washington, DC	3	2	12.0	4	4.5	26.6%
Philadelphia	3	-	8.6	5	4.5	20.4%
Houston (1)	3	-	14.7	6	5.0	17.2%
Detroit	3	1	10.4	7	3.7	21.9%
Dallas	2	-	5.0	8	5.3	15.3%
Baltimore	2	2	15.5	11	2.3	28.6%
Charlotte	2	-	6.5	13	2.0	21.5%
St. Louis	2	-	8.3	14	2.3	18.6%
Cleveland	2	2	12.2	18	1.8	19.7%
Raleigh-Durham	4	-	20.9	19	1.4	21.8%
Richmond(2)	4	1	20.9	20	1.0	29.6%
Boston (3)	-	1	-	21	4.0	7.2%
Columbus	3	-	10.9	27	1.5	15.6%
Indianapolis	3	1	16.1	29	1.4	15.5%
Cincinnati	2	1	10.7	30	1.8	12.4%

Total	42	11

(1)	In addition, in Houston, we operate a digital channel KMJQ-HD2.

(2)	Richmond is the only market in which we operate using the diary methodology of audience measurement.

(3)	Radio One retains ownership of a station in Boston; however, that station is the subject of an LMA and is not operated by the Company. We do not subscribe to Arbitron for our Boston market.

(a)	WDNI-CD (formerly WDNI-LP), the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

(b)	Audience share data are for the 12+ demographic and derived from the Arbitron Survey four book averages ending with the Fall 2011 Arbitron Survey.

(c)	Population estimates are from the Arbitron Radio Market Report, Fall 2011.

The African-American Market Opportunity

We believe that urban-oriented media primarily targeting African-Americans continues as an attractive opportunity for the following reasons:

Steady African-American Population Growth.  From 2000 to 2010, the African-American population grew by 11.9% compared to 7.7% for the white population and 9.8% for the total population. (Source: “The Multicultural Economy 2010,” Selig Center for Economic Growth, Terry College of Business, The University of Georgia, August 2010.)  The African-American population is expected to grow to approximately 42.4 million by the end of 2015, a 5.8% increase from 2010. African-Americans are expected to make up 12.9% of total population growth during the period from 2010 through 2015 (Source: U.S. Census Bureau, 2008 and 2009, “Projections of the Population by Sex, Race, and Hispanic Origin for the United States: 2010 to 2050”). According to the U.S. Census, the average African-American population is nearly five years younger than the total U.S. population average. As a result, urban formats, in general, tend to skew younger than formats targeted to the general market population.  As of December 2011, the African-American population represents almost 13% of the total U.S. population.  The African-American consumer market represents an attractive customer segment in many states.

High African-American Geographic Concentration.  An analysis of the African-American population shows a high degree of geographic concentration.  A recent study shows that while the five most populous U.S. markets are home to 21% of the overall U.S. population, 27% of the total African-American population resides in those same markets.  Expanding the analysis to the 20 most populous U.S. markets, 45% of the overall U.S. population resides within these markets, with 57% of the total African-American population residing within them. (Source: “Markets Within Markets,” Cable Advertising Bureau (“CAB”) Race, Relevance and Revenue, June 2007.)  The practical implication of these findings is that a multi-media strategy within these pockets of geographic concentration can have a proportionately much more meaningful reach towards the African-American population than towards non-African-American U.S. populations. Indeed, the markets in which we operate radio stations are home to 27% of the total African-American population. (Source: U.S. Census Bureau, 2008 and 2009, “Projections of the Population by Sex, Race, and Hispanic Origin for the United States: 2010 to 2050”.)

Higher African-American Income Growth.  The economic status of African-Americans improved at an above-average rate over the past two decades.  African-American buying power was estimated at $957 billion in 2010, up from $600 billion in 2000, and is expected to increase to over $1.2 trillion by 2015. The 2000 to 2010 60% gain of African-Americans outweighed the 49% increase in white buying power and the 52% increase in buying power of all races combined. Indeed, in 2009, the African-American market was larger than the entire economies (2008 GDP measured in U.S. dollars) of all but fourteen countries in the world. (Source: “The Multicultural Economy 2010,” Selig Center for Economic Growth, Terry College of Business, The University of Georgia, August 2010.)  In addition, African-American consumers tend to have a different consumption profile than non-African-Americans. A report published by the CAB notes those products and services for which African-American households spent more or a higher proportion of their money than non-African-Americans. These products and services included apparel and accessories, appliances, consumer electronics, food, personal care products, telephone service and transportation. Such findings imply that utilities, telecom firms, clothing and grocers would greatly benefit from marketing directly to African-American consumers.  This is particularly true in those states (including the District of Columbia) where the percentage that African-American buying power represents of total buying power in that state is the largest, such as the District of Columbia (28%), Maryland (22%), Georgia (21%), North Carolina (14%) and Virginia (13%).  Indeed, in 2010, the African-American markets in Georgia, Maryland, North Carolina and Virginia were $66 billion, $57 billion, $44 billion and $42 billion, respectively. (Source: “The Multicultural Economy 2010,” Selig Center for Economic Growth, Terry College of Business, The University of Georgia, August 2010.)

Growing Influence of African-American Culture.  We believe that there continues to be an ongoing “urbanization” of many facets of American society as evidenced by the influence of African-American culture in the areas of politics, music, film, fashion, sports and urban-oriented television shows and networks. We believe that many companies from a broad range of industries have embraced this urbanization trend in their products as well as in their advertising messages.  As noted in one recent study, “Moreover, blacks are consumer trendsetters, which isn’t surprising given that 28.1% of them are under 18 compared to 22.5% of the white population or 24.3% of the total population.” (Source: “The Multicultural Economy 2010,” Selig Center for Economic Growth, Terry College of Business, The University of Georgia, August 2010.)

Growth in Advertising Targeting the African-American Market.  We continue to believe that large corporate advertisers are becoming more focused on reaching minority consumers in the United States. The African-American community is considered an emerging growth market within a mature domestic market. During the recession, spending on African-American media declined 7.3%, according to figures by The Nielsen Company. While the decline was consistent with the trend in overall advertising, the drop was not as severe as it was for the general market.  In February 2010, Nielsen reported that ad spending in general fell 9% in 2009, despite significant increases in advertising spending for Cable TV.  The decline in spending on African-American media was consistent with decreased spending in network television and national magazines.  Increased spending on cable television helped balance out the losses. Advertisers spent 35% more on African-American cable in 2009 than in 2008.  Radio continued to earn the most revenue among African-American media in 2009. Advertisers spent $748 million on the medium last year.  (Source:  “Multicultural Ad Spending Declines in 2009, but Less than Overall Ad Market,” NielsenWire, March 12, 2010.) We believe many large corporations are expanding their commitment to ethnic advertising. The companies that successfully market to the African-American audience have focused on building brand relationships. Advertisers are making an effort to fully understand African-American consumers, and to relate to them with messages that are relevant to their community. These advertisers are accomplishing this by visibly and consistently engaging the African-American consumer, involving themselves with the interests of the African-American consumer and increasing African-American brand loyalty.

Significant and Growing Internet Usage among African-Americans with Limited Targeted Online Content Offerings.  African-Americans are becoming significant users of the internet. The same factors driving increases in African-American buying power, such as improvements in education, income and employment, are also increasing African-American internet usage. One study estimates that 23.7 million African-Americans will make up 11.2% of all U.S. internet users in 2013, up from 9.9% in 2008.  (Source:  “African Americans Online,” eMarketer, March 2009.)  This represents a 24% increase from 2008 versus a 15% increase for the general population and an 11% increase among white internet users.  According to another national study among more than 7,000 African American adults, the internet represents 32% of daily media exposure for African-Americans and the average amount of time spent online is 4 hours and 21 minutes per day, a figure that is 10% higher when compared to the average amount of time spent online for all U.S. adults. (Source: “The Media Audit National Report 2010”.) Additionally, the growth of internet penetration and high-speed internet penetration in African-American households is expected to remain above that of the general population. We believe that there is no company that dominates the African-American market online, and the lack of any such dominant presence provides us with a significant opportunity to build an online business that is highly scalable.

The Results of our Black America Study (www.blackamericastudy.com).  In addition to relying on third-party research and our own experience, from time to time we conduct or commission our own proprietary research.  In early 2008, we released the groundbreaking “Black America Study.”  This national study, conducted by Yankelovich, a leader in consumer research for over 50 years, is one of the largest segmentation research studies ever done of Blacks and African-Americans.  This study helps us to better understand the motivations of our core demographic by segmenting the large and growing African-American audience so that we can highlight the diversity that exists in Black America. This enhanced understanding helps us identify new opportunities to serve the African-American community and assists us in helping advertisers and marketers reach the African-American market more effectively.

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

Business Strategy

Radio Station Portfolio Optimization.  Within our core radio business, our portfolio management strategy is to make select acquisitions of radio stations, primarily in markets where we already have a presence, and to divest stations which are no longer strategic in nature. Depending on market conditions, we may divest stations that do not have an urban format or stations located in smaller markets or markets where the African-American population is smaller, on a relative basis, than other markets in which we operate. Recently, given market conditions, changes in ratings methodologies and economic and demographic shifts, we have reprogrammed some of our stations in underperforming segments of certain markets. However, our core franchise remains targeted toward the African-American and/or urban listener and consumer. Through our portfolio management strategy, we are continually looking for opportunities to upgrade the performance of existing radio stations through reprogramming or by strengthening their signals to reach a larger number of potential listeners.

Investment in Complementary Businesses.  We continue to invest in complementary businesses in the media and entertainment industry. The primary focus of these investments will be on businesses that provide entertainment and information content to African-American and urban consumers. Most recently, in April 2011, we increased our ownership interests in TV One, a cable television network targeting African-Americans, to 50.9% giving us a controlling interest in the network, such that we now consolidate it into our financial statements. Subsequent to April 2011, our ownership in TV One increased to approximately 51.0% after a redemption of certain management interests. In April 2008, we acquired CCI, an online social networking company that hosted the website BlackPlanet.  BlackPlanet has been integrated into our online operations, as part of Interactive One, which now includes the largest social networking site primarily targeted at African-Americans.  The consolidation of both TV One and BlackPlanet into our operations is consistent with our operating strategy of becoming a multi-media entertainment and information content provider to African-American consumers.  We believe that our unique position as a diversified media company focused on the African-American consumer provides us with a competitive advantage in these new businesses.

Top 50 African-American Radio Markets in the United States

The table below notes the top 50 African-American radio markets in the United States. The bold text indicates markets where we own and/or operate radio stations. Population estimates are for 2011 and are based upon data provided by Arbitron.

Rank	Market	African- American Population (Persons 12+)	African- Americans as a Percentage of the Overall Population (Persons 12+)
		(In thousands)
1	New York, NY	2,591	16.6%
2	Atlanta, GA	1,140	32.9
3	Chicago, IL	1,320	17.0
4	Washington, DC	1,191	26.6
5	Philadelphia, PA	915	20.4
6	Houston-Galveston, TX	856	17.2
7	Detroit, MI	818	21.9
8	Dallas-Ft. Worth, TX	807	15.3
9	Los Angeles, CA	757	7.1
10	Miami-Ft. Lauderdale-Hollywood, FL	725	20.1
11	Baltimore, MD	660	28.6
12	Memphis, TN	484	44.3
13	Charlotte-Gastonia-Rock Hill, NC	440	21.5
14	St. Louis, MO	430	18.6
15	Norfolk-Virginia Beach-Newport News, VA	424	31.4
16	San Francisco, CA	422	7.0
17	New Orleans, LA	364	30.7
18	Cleveland, OH	345	19.7
19	Raleigh-Durham, NC	298	21.8
20	Richmond, VA	290	29.6
21	Boston, MA	290	7.2
22	Tampa-St. Petersburg-Clearwater, FL	269	11.1
23	Greensboro-Winston-Salem-High Point, NC	260	21.4
24	Birmingham, AL	256	28.5
25	Orlando, FL	255	16.2
26	Jacksonville, FL	240	20.9
27	Columbus, OH	238	15.6
28	Milwaukee-Racine, WI	224	15.2
29	Indianapolis, IN	221	15.5
30	Cincinnati, OH	219	12.4
31	Nassau-Suffolk (Long Island), NY	217	9.0
32	Kansas City, KS	216	13.2
33	Minneapolis-St. Paul, MN	215	7.8
34	Seattle-Tacoma, WA	206	5.9
35	Nashville, TN	203	15.8
36	Baton Rouge, LA	197	33.4
37	Jackson, MS	189	47.1
38	West Palm Beach-Boca Raton, FL	188	16.3
39	Middlesex-Somerset-Union, NJ	182	12.9
40	Las Vegas, NV	180	10.9
41	Columbia, SC	179	32.2
42	Riverside-San Bernardino, CA	177	9.3
43	Hudson Valley, CA	174	12.0
44	Pittsburgh, PA	172	8.6
45	Phoenix, AZ	170	5.4
46	Augusta, GA	154	34.0
47	Charleston, SC	152	26.5
48	Greenville-Spartanburg, SC	148	16.7
49	Louisville, KY	146	14.7
50	Sacramento, CA	144	7.7

Multi-Media Operating Strategy

To maximize net revenue and station operating income at our radio stations, we strive to achieve the largest audience share of African-American listeners in each market, convert these audience share ratings to advertising revenue, and control operating expenses. Complementing our core radio franchise are our cable and online media interests. Through our national presence across our various media, we provide our customers with a multi-media advertising platform that is a unique and powerful delivery mechanism toward African-Americans and other urban consumers. We believe that as we continue to diversify into other media, the strength and effectiveness of this unique platform will become even more compelling.  The success of our strategy relies on the following:

•	market research and targeted programming and marketing;

•	ownership and syndication of programming content;

•	clustering, programming segmentation and sales bundling;

•	strategic and coordinated sales, marketing and special event efforts;

•	strong management and performance-based incentives; and

•	significant community involvement.

Market Research and Targeted Programming and Marketing

 We use market research to tailor the programming, marketing and promotion of our radio stations and the content of our complementary media to maximize audience share. We also use our research to reinforce and refine our current programming and content, to identify unserved or underserved markets or segments within the African-American population and to determine whether to acquire new media properties or reprogram one of our existing media properties.

 We also seek to reinforce our targeted programming and content by creating a distinct and marketable identity for each of our media properties. To achieve this objective, in addition to our significant community involvement (discussed below), we employ and promote distinct, high-profile personalities across our media properties, many of whom have strong ties to the African-American community and the local communities in which a broadcasting property is located.

Ownership and Syndication of Programming Content

To diversify our revenue base beyond the markets in which we physically operate, we seek to develop or acquire proprietary African-American targeted content. We distribute this content in a variety of ways, utilizing our own network of multi-media distribution assets or through distribution assets owned by others. If we distribute content through others, we are paid for providing this content or we receive advertising inventory which we monetize through our adverting sales. To date, our programming content efforts have included our investment in TV One and its related programming, our 53.5% ownership of Reach Media, the acquisition and development of our interactive brands including BlackPlanet, NewsOne, TheUrbanDaily and HelloBeautiful and the development and distribution of several syndicated radio shows, including the “Russ Parr Morning Show,” the “Yolanda Adams Morning Show,” the “Rickey Smiley Morning Show,” “CoCo Brother Live,” CoCo Brother’s the “Spirit” program, Bishop T.D. Jakes’ “Empowering Moments,” the “Reverend Al Sharpton Show,” and the “Warren Ballentine Show.” In addition to being broadcast on Radio One stations, our syndicated radio programming also is available on 198 non-Radio One stations through the United States.

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

We have created a national platform of radio stations in some of the largest African-American consumer markets. This platform has the ability to reach approximately 20 million listeners weekly, more than that of any other radio broadcaster primarily targeting African-Americans. Given the high degree of geographic concentration among the African-American population, national advertisers find advertising on our radio stations an efficient and cost-effective way to reach this target audience. Through our corporate sales department, we bundle and sell our platform of radio stations to national advertisers, thereby enhancing our revenue generating opportunities, expanding our base of advertisers, creating greater demand for our advertising time inventory and increasing the capacity utilization of our inventory and making our sales efforts more efficient. We have also created a dedicated online sales force as part of our interactive unit. The unit’s national team focuses on helping marketers reach our online audience of approximately 4 million unique visitors per month.  Our leading advertising products, custom marketing solutions, and integrated inventory opportunities, provide our advertising customers a unique vehicle to reach online African-American consumers at scale. To allow marketers to reach our audience across all of our platforms (radio, television and online) in an efficient way, in 2008, we launched One Solution, a cross-platform/brand sales and marketing effort which allows top tier advertisers to take full advantage of our complete suite of offerings through a one-stop shop approach that has the potential to reach 82% of African-Americans in the United States.

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

Our Radio Station Portfolio

The following table sets forth selected information about our portfolio of radio stations as of December 31, 2011. Market population data and revenue rank data are from BIA Financials Investing in Radio Market Report, 2011 Fourth Edition. Audience share and audience rank data are based on Arbitron Survey four book averages ending with the Fall 2011 Arbitron Survey unless otherwise noted. As used in this table, “n/a” means not applicable or not available and (“t”) means tied with one or more radio stations. We do not subscribe to Arbitron for our Boston market.

				Four Book Average
	2011				Audience Share	Audience Rank		Audience Share	Audience Rank
	Metro	Year		Target Age	in 12+	in 12+-		in Target	in Target
Market	Population	Acquired	Format	Demographic	Demographic	Demographic		Demographic	Demographic

Atlanta	11
WPZE-FM		2004	Contemporary Inspirational	25-54	5.6	4	(t)	5.4	7
WHTA-FM		2002	Urban Contemporary	18-34	5.0	6	(t)	9.0	2
WAMJ-FM		1999	Urban AC	25-54	4.6	8	(t)	5.5	5	(t)
WUMJ-FM		1999	Urban AC	25-54	*	*		*	*

Washington, DC	10
WKYS-FM		1995	Urban Contemporary	18-34	3.4	13		7.6	3
WMMJ-FM		1987	Urban AC	25-54	4.6	7		4.6	7	(t)
WPRS-FM		2008	Contemporary Inspirational	25-54	3.6	11	(t)	4.0	10
WOL-AM		1980	News/Talk	35-64	0.2	39	(t)	0.2	36	(t)
WYCB-AM		1998	Gospel	25-54	0.2	39	(t)	0.0	55	(t)

Philadelphia	9
WPPZ-FM		1997	Contemporary Inspirational	25-54	2.8	16		2.3	18
WPHI-FM		2000	Urban Contemporary	18-34	2.0	19	(t)	3.8	9
WRNB-FM		2004	Urban AC	25-54	3.8	10		4.3	7	(t)

Houston	8
KMJQ-FM		2000	Urban AC	25-54	5.6	3		5.8	4
KBXX-FM		2000	Urban Contemporary	18-34	6.7	2		11.8	1
KROI-FM		2004	News	25-54	**	**		**	**

Detroit	13
WGPR-FM		2011	Urban Contemporary	18-34	2.6	18		5.1	8
WDMK-FM		1998	Urban AC	25-54	4.7	6	(t)	4.3	11
WPZR-FM		1998	Contemporary Inspirational	25-54	2.5	19	(t)	2.7	17	(t)
WCHB-AM		1998	News/Talk	35-64	0.6	28	(t)	0.6	28	(t)

Dallas	7
KBFB-FM		2000	Urban Contemporary	18-34	2.7	14	(t)	4.3	7
KSOC-FM		2001	Urban AC	25-54	2.3	19	(t)	2.5	17	(t)

Baltimore	23
WERQ-FM		1993	Urban Contemporary	18-34	6.2	4		12.1	1
WWIN-FM		1992	Urban AC	25-54	8.4	1		8.1	1
WOLB-AM		1993	News/Talk	35-64	0.3	42	(t)	0.3	43	(t)
WWIN-AM		1992	Gospel	35-64	0.6	33	(t)	0.7	30	(t)

Charlotte	26
WQNC-FM		2000	Urban AC	25-54	2.6	16		2.8	14	(t)
WPZS-FM		2004	Contemporary Inspirational	25-54	3.9	13		3.3	13

St. Louis	24
WFUN-FM		1999	Urban AC	25-54	2.9	18		2.8	17	(t)
WHHL-FM		2006	Urban Contemporary	18-34	5.4	6	(t)	10.3	1

Cleveland	32
WENZ-FM		1999	Urban Contemporary	18-34	4.3	11		10.5	1
WERE-AM		2000	News/Talk	35-64	0.2	28	(t)	0.2	27	(t)
WZAK-FM		2000	Urban AC	25-54	7.1	5		7.7	2
WJMO-AM		1999	Contemporary Inspirational	25-54	0.6	24	(t)	0.4	24

Raleigh-Durham	45
WQOK-FM		2000	Urban Contemporary	18-34	6.7	6		11.7	2
WFXK-FM		2000	Urban AC	25-54	***	***		***	***
WFXC-FM		2000	Urban AC	25-54	8.7	2		8.2	2	(t)
WNNL-FM		2000	Contemporary Inspirational	25-54	5.5	7		4.8	9

Richmond(1)	58
WCDX-FM		2001	Urban Contemporary	18-34	5.6	7		11.5	2
WPZZ-FM		1999	Contemporary Inspirational	25-54	5.4	8		5.3	6
WKJS-FM		2001	Urban AC	25-54	9.6	1		10.3	1
WKJM-FM		2001	Urban AC	25-54	****	****		****	****
WTPS-AM		2001	News/Talk	35-64	0.3	31	(t)	0.2	33	(t)

Columbus	37
WCKX-FM		2001	Urban Contemporary	18-34	4.8	9	(t)	8.8	4
WXMG-FM		2001	Urban AC	25-54	5.2	7		3.7	12
WJKR-FM		2001	Adult Hits	25-54	*****	*****		*****	*****

Indianapolis(2)	42
WHHH-FM		2000	Rhythmic CHR	18-34	4.8	9		9.8	2
WTLC-FM		2000	Urban AC	25-54	5.3	6	(t)	5.0	10	(t)
WNOU-FM		2000	Pop/CHR	18-34	4.3	12		7.1	3
WTLC-AM		2001	Contemporary Inspirational	25-54	1.7	18		1.6	17	(t)

Cincinnati	28
WIZF-FM		2001	Urban Contemporary	18-34	5.6	6		11.1	1
WMOJ-FM		2006	Urban AC	25-54	4.1	10		3.7	12
WDBZ-AM		2007	News/Talk	35-64	1.0	22		1.0	20	(t)

AC - refers to Adult Contemporary

CHR - refers to Contemporary Hit Radio

R&B - refers to Rhythm and Blues

Pop - refers to Popular Music

*	Simulcast with WAMJ-FM
**	Ratings not available as KROI switched from a contemporary inspiration format to an all news format in November 2011.
***	Simulcast with WFXC-FM
****	Simulcast with WKJS-FM
*****	Ratings not available as WJKR switched from a contemporary inspiration format to Adult Hits in late 2011.

(1)	Richmond is the only market in which we operate using the diary methodology of audience measurement.

(2)	WDNI-CD (formerly WDNI-LP), the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

Radio Advertising Revenue

For the year ended December 31, 2011, approximately 62% of our net revenue was generated from the sale of advertising in our core radio business. Substantially all net revenue generated from our radio franchise is generated from the sale of local, national and network advertising. Local sales are made by the sales staff located in our markets. National sales are made primarily by Katz Communications, Inc. (“Katz”), a firm specializing in radio advertising sales on the national level. Katz is paid agency commissions on the advertising sold. Network sales are made by third-party sales representatives in exchange for commercial inventory made available to them. Approximately 45% of our total net revenue for the year ended December 31, 2011 was generated from the sale of local advertising and 34% from sales to national advertisers, including network advertising. The balance of net revenue is primarily derived from tower rental income, ticket sales and revenue related to sponsored events, management fees and other revenue.

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

Strategic Diversification and Other Sources of Revenue

We have expanded our operations to include other media forms that are complementary to our core radio business.  Since 2008, we have owned and operated CCI, an online social networking company that hosts the website BlackPlanet, the largest social networking site primarily targeted at African-Americans.  CCI is now included as part of the operations of Interactive One and currently generates the majority of the Company’s internet revenue. CCI derives such revenue principally from advertising services, including advertising aimed at diversity recruiting. Advertising services include the sale of banner and sponsorship advertisements.  Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable.

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

In February 2005, we acquired 51% of the common stock of Reach Media, which operates The Tom Joyner Morning Show and related businesses. Reach Media primarily derives its revenue from the sale of advertising inventory in connection with its syndication agreements. Mr. Joyner is a leading nationally syndicated radio personality. As of December 31, 2011, The Tom Joyner Morning Show was broadcast on 106 affiliate stations across the United States and is a top-rated morning show in many of the markets in which it is broadcast. Reach Media provides programming content for TV One and operates www.BlackAmericaWeb.com, an African-American targeted website. Reach Media also operates the Tom Joyner Family Reunion and various other special event-related activities.  Prior to 2010, Reach Media used an outside sales representative, Citadel Broadcasting Corporation (“Citadel”), to sell both in-show and outside advertising inventory.  Prior to 2010, Citadel also held a noncontrolling ownership interest in Reach.  In November 2009, a new agreement was executed (the “New Sales Representation Agreement”) to replace the old agreement which expired on December 31, 2009.  Under the New Sales Representation Agreement, effective January 1, 2010, Citadel began selling advertising inventory for the Tom Joyner Morning Show only outside of the show and on a non-exclusive basis.  In addition to these outside sales efforts, Reach Media has expanded its internal sales force to sell in-show advertising inventory, event sponsorships and BlackAmericaWeb.com advertising. As an inducement for Reach Media to enter into the New Sales Representation Agreement, Citadel transferred its noncontrolling ownership interest in Reach Media to Reach Media.  As a result of classifying these shares as treasury stock, this transaction effectively increased Radio One’s common stock interest in Reach Media to 53.5%.

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of April 30, 2007. Since December 31, 2006, the initial four year commitment period for funding the capital had been extended on a quarterly basis due in part to TV One’s lower than anticipated capital needs. In connection with the Redemption Financing (as defined in Note 7 — Investment in Affiliated Company), we funded our remaining capital commitment amount of approximately $13.7 million on April 19, 2011 and currently anticipate no further capital commitment.

On February 25, 2011, TV One completed a financing to redeem certain investor and management membership interests in the limited liability company (the “Redemption Financing”). The Redemption Financing is structured as senior secured notes bearing a 10% coupon and is due in 2016.  Subsequently, on February 28, 2011, TV One utilized $82.4 million of the Redemption Financing to repurchase 15.4% of its outstanding membership interests from certain financial investors and 2.0% of its outstanding membership interests held by TV One management (representing approximately 50% of interests held by management).  Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis after having executed an amendment to the TV One operating agreement with the remaining members of TV One concerning certain governance issues.   Finally, on April 25, 2011, TV One utilized the balance of the Redemption Financing to repurchase 12.4% of its outstanding membership interests from DIRECTV.  These redemptions by TV One, increased Radio One’s holding in TV One from 36.8% to approximately 50.9% as of April 25, 2011. Subsequent to April 2011, our ownership in TV One increased to approximately 51.0% after a redemption of certain management interests.

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

The radio broadcasting industry is subject to rapid technological change, evolving industry standards and the emergence of new media technologies, which may impact our business. We cannot assure that we will have the resources to acquire new technologies or to introduce new services that could compete with these new technologies. Several new media technologies are being, or have been, developed including the following:

•	satellite delivered digital audio radio service with expansive choice, high sound quality and availability on portable devices and in automobiles;

•	audio programming by cable television systems and direct broadcast satellite systems; and

•	digital audio and video content available for listening and/or viewing on the internet and/or available for downloading to portable devices.

Along with most other public radio companies, we have invested in iBiquity, a developer of digital audio broadcast technology. We committed by the end of 2009 to convert most of our analog broadcast radio stations to in-band, on-channel digital radio broadcasts, which could provide multi-channel, multi-format digital radio services in the same bandwidth currently occupied by traditional AM and FM radio services. However, we cannot assure that these arrangements will be successful or enable us to adapt effectively to these new media technologies. As of December 31, 2011, we had converted the substantial majority of our stations to digital broadcast.

Our interactive unit competes for the time and attention of internet users and, thus, advertisers and advertising revenues with a wide range of internet companies such as Yahoo!TM Inc., GoogleTM and MicrosoftTM, social networking sites such as FacebookTM and traditional media companies, which are increasingly offering their own internet products and services. The internet is dynamic and rapidly evolving, and new and popular competitors, such as social networking sites, frequently emerge and/or are fragmented by new and evolving technologies.

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

Federal Regulation of Radio Broadcasting

The radio broadcasting industry is subject to extensive and changing regulation by the Federal Communications Commission (“FCC”) and other federal agencies of ownership, programming, technical operations, employment and other business practices. The FCC regulates radio broadcast stations pursuant to the Communications Act (the “Communications Act”) of 1934, as amended. The Communications Act permits the operation of radio broadcast stations only in accordance with a license issued by the FCC upon a finding that the grant of a license would serve the public interest, convenience and necessity. Among other things, the FCC:

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

Congress, the FCC and, in some cases, local jurisdictions, are considering and may in the future adopt new laws, regulations and policies that could affect the operation, ownership and profitability of our radio stations, result in the loss of audience share and advertising revenue for our radio broadcast stations or affect our ability to acquire additional radio broadcast stations or finance such acquisitions. Such matters include or may include:

•	changes to the license authorization and renewal process;

•	proposals to improve record keeping, including enhanced disclosure of stations’ efforts to serve the public interest;

•	proposals to impose spectrum use or other fees on FCC licensees;

•	changes to rules relating to political broadcasting, including proposals to grant free air time to candidates, and other changes regarding political and non-political program content, political advertising rates, and sponsorship disclosures;

•	proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages;

•	revised rules and policies regarding the regulation of the broadcast of indecent or violent content;

•	proposals to increase the actions stations must take to demonstrate service to their local communities;

•	technical and frequency allocation matters, including increased protection of low power FM stations from interference by full-service stations;

•	changes in broadcast multiple ownership, foreign ownership, cross-ownership and ownership attribution policies;

•	changes to allow satellite radio operators to insert local content into their programming service;

•	service and technical rules for digital radio, including possible additional public interest requirements for terrestrial digital audio broadcasters;

•	legislation that would provide for the payment of royalties to artists and musicians whose music is played on terrestrial radio stations;

•	changes to allow telephone companies to deliver audio and video programming to homes in their service areas; and

•	proposals to alter provisions of the tax laws affecting broadcast operations and acquisitions.

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

Market	Station Call Letters	Year of Acquisition	FCC Class	ERP (FM) Power (AM) in Kilowatts	Antenna Height(AM) HAAT (FM) in Meters	Operating Frequency	Expiration Date of FCC License

Atlanta	WUMJ-FM(1)	1999	C3	7.9	175.0	97.5 MHz	4/1/2012
	WAMJ-FM(2)	1999	C3	25.0	100.0	107.5 MHz	4/1/2012
	WHTA-FM	2002	C2	27.0	176.0	107.9 MHz	4/1/2012
	WPZE-FM(3)	2004	A	3.0	143.0	102.5 MHz	4/1/2012
Washington, DC	WOL-AM	1980	C	.37	N/A	1450 kHz	10/1/2011
	WMMJ-FM	1987	A	2.9	146.0	102.3 MHz	10/1/2019
	WKYS-FM	1995	B	24.5	215.0	93.9 MHz	10/1/2011
	WPRS-FM	2008	B	20.0	244.0	104.1 MHz	10/1/2019
	WYCB-AM	1998	C	1.0	N/A	1340 kHz	10/1/2019
Philadelphia	WPPZ-FM(4)	1997	A	0.27	338.0	103.9 MHz	8/1/2014
	WRNB-FM	2000	B	17.0	259.0	100.3 MHz	8/1/2014
	WPHI-FM	2004	A	0.78	276.0	107.9 MHz	6/1/2014
Houston	KMJQ-FM	2000	C	100.0	524.0	102.1 MHz	8/1/2013
	KBXX-FM	2000	C	100.0	585.0	97.9 MHz	8/1/2013
	KROI-FM	2004	C1	21.36	526	92.1 MHz	8/1/2013
Detroit	WDMK-FM	1998	B	20.0	221.0	105.9 MHz	10/1/2012
	WCHB-AM	1998	B	50.0	N/A	1200 kHz	10/1/2012
	WHTD-FM	1998	B	50.0	152.0	102.7 MHz	10/1/2012
Dallas	KBFB-FM	2000	C	99	574	97.9 MHz	8/1/2013
	KSOC-FM	2001	C	100.0	591.0	94.5 MHz	8/1/2013
Baltimore	WWIN-AM	1992	C	0.5	N/A	1400 kHz	10/1/2019
	WWIN-FM	1992	A	3.0	91.0	95.9 MHz	10/1/2019
	WOLB-AM	1993	D	0.25	N/A	1010 kHz	10/1/2011
	WERQ-FM	1993	B	37.0	174.0	92.3 MHz	10/1/2011
Charlotte	WQNC-FM	2000	A	6.0	100.0	92.7 MHz	12/1/2011
	WPZS-FM	2004	A	6.0	100.0	100.9 MHz	12/1/2019
St. Louis	WFUN-FM	1999	C3	24.5	102.0	95.5 MHz	12/1/2012
	WHHL-FM	2006	C2	50.0	140.0	104.1 MHz	2/1/2013
Cleveland	WJMO-AM	1999	B	5.0	N/A	1300 kHz	10/1/2012
	WENZ-FM	1999	B	16.0	272.0	107.9 MHz	10/1/2012
	WZAK-FM	2000	B	27.5	189.0	93.1 MHz	10/1/2012
	WERE-AM	2000	C	1.0	N/A	1490 kHz	10/1/2012
Raleigh-Durham	WQOK-FM	2000	C2	50.0	146.0	97.5 MHz	12/1/2011
	WFXK-FM	2000	C1	100.0	299.0	104.3 MHz	12/1/2019
	WFXC-FM	2000	C3	8.0	146.0	107.1 MHz	12/1/2011
	WNNL-FM	2000	C3	7.9	176.0	103.9 MHz	12/1/2019
Richmond	WPZZ-FM	1999	C1	100.0	299.0	104.7 MHz	10/1/2019
	WCDX-FM	2001	B1	4.5	235.0	92.1 MHz	10/1/2011
	WKJM-FM	2001	A	6.0	100.0	99.3 MHz	10/1/2019
	WKJS-FM	2001	A	2.3	162.0	105.7 MHz	10/1/2019
	WTPS-AM	2001	C	1.0	N/A	1240 kHz	10/1/2019
Boston	WILD-AM	2001	D	4.8	N/A	1090 kHz	4/1/2014
Columbus	WCKX-FM	2001	A	1.9	126.0	107.5 MHz	10/1/2012
	WJKR-FM	2001	A	2.6	154.0	98.9 MHz	10/1/2012
	WXMG-FM	2001	A	6.0	100.0	106.3 MHz	10/1/2012
Indianapolis(A)	WHHH-FM	2000	A	3.3	87.0	96.3 MHz	8/1/2012
	WTLC-FM	2000	A	6.0	99.0	106.7 MHz	8/1/2012
	WNOU-FM	2000	A	6.0	100.0	100.9 MHz	8/1/2012
	WTLC-AM	2001	B	5.0	N/A	1310 kHz	8/1/2012
Cincinnati	WIZF-FM	2001	A	2.5	155.0	101.1 MHz	8/1/2012
	WDBZ-AM	2007	C	1.0	N/A	1230 kHz	10/1/2012
	WMOJ-FM	2006	A	3.1	141.0	100.3 MHz	10/1/2012

(1)	WPHI-FM effective September 1, 2011 (formerly WRNB-FM).

(2)	WRNB-FM effective September 1, 2011 (formerly WPHI-FM).

(3)	WXMG-FM effective September 23, 2011 (formerly WJKR-FM).

(4)	WJYD-FM effective September 23, 2011 (formerly WXMG-FM).

(5)	WPPZ-FM operates with facilities equivalent to 3kW at 100 meters.

(A)	WDNI-CD (formerly WDNI-LP), the low power television station that we acquired in Indianapolis in June 2000, is not included in this table.

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

The FCC generally applies its media ownership limits to “attributable” interests. The interests of officers, directors and those who directly or indirectly hold five percent or more of the total outstanding voting stock of a corporation that holds a broadcast license are generally deemed attributable interests, as are any limited partnership or limited liability company interests that are not properly “insulated” from management activities. Passive investors that hold stock for investment purposes only may hold attributable interests with the ownership of 20% or more of the voting stock of a licensee or parent corporation. An entity with one or more radio stations in a market that enters into a local marketing agreement or a time brokerage agreement with another radio station in the same market obtains an attributable interest in the brokered radio station, if the brokering station supplies more than 15% of the brokered radio station’s weekly broadcast hours. Similarly, a radio station licensee’s right under a joint sales agreement (“JSA”) to sell more than 15% per week of the advertising time on another radio station in the same market constitutes an attributable ownership interest in such station for purposes of the FCC’s ownership rules. Debt instruments, non-voting stock, unexercised options and warrants, minority voting interests in corporations having a single majority shareholder and limited partnership or limited liability company membership interests where the interest holder is not “materially involved” in the media-related activities of the partnership or limited liability company pursuant to FCC-prescribed “insulation” provisions generally do not subject their holders to attribution unless such interests implicate the FCC’s equity-debt-plus (or “EDP”) rule. Under the EDP rule, a major programming supplier or a same-market media entity will have an attributable interest in a station if the supplier or same-market media entity also holds debt or equity, or both, in the station that is greater than 33% of the value of the station’s total debt plus equity.  For purposes of the EDP rule, equity includes all stock, whether voting or nonvoting, and interests held by limited partners or limited liability company members that are “insulated” from material involvement in the company’s media activities. A major programming supplier is any supplier that provides more than 15% of the station’s weekly programming hours.

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

The media ownership rules are subject to periodic review by the FCC. In 2003, the FCC, among other actions, adopted new rules to change the way a local radio market is defined and to make JSAs involving more than 15% of a same-market radio station’s advertising sales “attributable” under the ownership limits. The FCC grandfathered existing combinations of radio stations that would not comply with the modified rules.  However, the FCC ruled that such noncompliant combinations could not be sold intact except to certain “eligible entities,” which the agency defined as entities qualifying as a small business consistent with Small Business Administration standards.  The 2003 rules were challenged in court and the Third Circuit stayed their implementation, among other things, on the basis that the FCC did not adequately justify its radio ownership limits. Subsequently, the Third Circuit partially lifted its stay to allow the new local market definition, JSA attribution rule and grandfathering rules to go into effect. The FCC currently is applying such revisions (except for the “eligible entity” exception to the prohibition on the sale of noncompliant grandfathered combinations) to pending and new applications.

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

In its 2003 media ownership decision, the FCC adopted new cross-media limits to replace the former newspaper-broadcast and radio-television cross-ownership rules.  These provisions were stayed by the Third Circuit and remanded by the court for further FCC consideration. In 2006, the FCC began its next periodic review, which addressed issues on remand from the Third Circuit.  That review culminated in a 2007 decision in which the FCC revised the newspaper/broadcast cross-ownership rule to allow a degree of same-market newspaper/broadcast ownership based on certain presumptions, criteria and limitations, but made no changes to the currently effective local radio ownership rules (as modified in 2003) or the radio/television cross-ownership rule (as modified in 1999). In July 2011, ruling on various appeals of the FCC’s 2007 decision, the Third Circuit vacated the FCC’s revisions to the newspaper/broadcast cross-ownership rule, vacated the FCC’s definition of “eligible entity” in connection with various rules designed to increase diversity of broadcast ownership, and otherwise upheld the FCC’s decision to retain the current radio ownership and radio-television cross-ownership rules. Various litigants have appealed the Third Circuit’s decision to the U.S. Supreme Court.

The FCC began its next, most recent, review of its media ownership rules in 2010. In December 2011, the FCC issued a notice seeking comment on proposed changes to the rules stemming from that review. The FCC proposes once again to permit newspaper-broadcast cross-ownership in certain circumstances, and additionally proposes to eliminate the radio-television cross-ownership rule, but proposes no significant changes to the existing rules governing local radio ownership.

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

Programming and Operations.  The Communications Act requires broadcasters to serve the “public interest” by presenting programming that responds to community problems, needs and interests and by maintaining records demonstrating its responsiveness. The FCC considers complaints from listeners about a broadcast station’s programming, and the station is required to maintain letters and emails it receives from the public regarding station operation on public file for three years. In the fall of 2011, the FCC commenced proceedings to establish a standardized form for reporting information on a television station’s public interest programming and to require that television broadcasters maintain their public inspection files online.  The FCC may ultimately adopt similar rules for radio stations.  Moreover, the FCC has proposed rules designed to increase local programming content and diversity, including renewal application processing guidelines for locally-oriented programming and a requirement that broadcasters establish advisory boards in the communities where they own stations.  Stations also must follow FCC rules and policies regulating political advertising, obscene or indecent programming, sponsorship identification, contests and lotteries and technical operation, including limits on human exposure to radio frequency radiation.

The FCC’s rules prohibit a broadcast licensee, in certain circumstances, from simulcasting more than 25% of its programming on another radio station in the same broadcast service (that is, AM/AM or FM/FM). The simulcasting restriction applies if the licensee owns both radio broadcast stations or owns one and programs the other through a local marketing agreement, and only if the contours of the radio stations overlap in a certain manner.

The FCC requires that licensees not discriminate in hiring practices on the basis of race, color, religion, national origin or gender.  It also requires stations with at least five full-time employees to broadly disseminate information about all full-time job openings and undertake outreach initiatives from an FCC list of activities such as participation in job fairs, internships or scholarship programs. The FCC is considering whether to apply these recruitment requirements to part-time employment positions.  Stations must retain records of their outreach efforts and keep an annual Equal Employment Opportunity (“EEO”) report in their public inspection files and post an electronic version on their websites. Radio stations with more than 10 full-time employees must file certain EEO reports with the FCC midway through their license term.

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

Employees

As of December 31, 2011, we employed 898 full-time employees and 380 part-time employees. Our employees are not unionized.

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

The global equity and credit markets continue to experience high levels of volatility and disruption.  In some cases, the markets have produced downward pressure on stock prices and limited credit capacity for certain companies without regard to those companies’ underlying financial strength.  In addition, deterioration in the global and U.S. economies has produced concern over public and private debt levels, high unemployment, a drop in consumer confidence and spending and continued slowness in the U.S. housing market. These factors have impacted corporate profits and resulted in cutbacks in advertising budgets.  If the economic deterioration and/or current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience a further adverse effect, which may be material, on our business, financial condition, results of operations and our ability to access capital.  For example, any worsening of the economy, credit markets, continuing geopolitical uncertainty, a continuation of market volatility or further weakness in consumer spending could continue to adversely impact the overall demand for advertising.  Such a result could have a negative effect on our revenues and results of operations.  In addition, our ability to access the capital markets may be severely restricted at a time when we would like, or need, to do so, which could have an impact on our flexibility to react to changing economic and business conditions.

Any worsening or deterioration of the economy’s ongoing gradual recovery could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants.

We believe we will be able to maintain compliance with the covenants contained in our senior credit facility for the foreseeable future.  This belief is based on our most recent revenue, operating income and cash flow projections. Our projections, however, are highly dependent on the continuation of the recently improving economic and advertising environments, and any adverse fluctuations, or other unforeseen circumstances, may negatively impact our operations beyond those assumed by management. If economic conditions do not continue to improve, or deteriorate, or if other adverse factors outside our control arise, our operations could be negatively impacted, which could prevent us from maintaining compliance with our debt covenants. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely, we would implement remedial measures (as we have done in the past), which could include operating cost and capital expenditure reductions and deferrals, seeking our share of distributions from TV One to the extent not already received (which cannot be assured) and/or further de-leveraging actions, which may include other debt repayment, subject to our available liquidity and contractual ability to make such repurchases.

We have historically incurred net losses which could continue into the future.

We have historically reported net losses in our consolidated statements of operations, due mostly in part to recording non-cash impairment charges for write-downs to radio broadcasting licenses and goodwill, net losses incurred for discontinued operations and revenue declines caused by weakened advertising demand resulting from the current economic environment. For the years ended December 31, 2010 and 2009, we experienced net losses of approximately $28.6 million, and $52.9 million, respectively. These results have had a negative impact on our financial condition and could be exacerbated given the current economic climate. If these trends continue in the future, they could have a material adverse affect on our financial condition.

Our revenue is substantially dependent on spending and allocation decisions by advertisers, and seasonality and/or weakening economic conditions may have an impact upon our business.

Substantially all of our revenue is derived from sales of advertisements and program sponsorships to local and national advertisers. Any reduction in advertising expenditures or changes in advertisers’ spending priorities and/or allocations across different types of media could have an adverse effect on the Company's revenues and results of operations. We do not obtain long-term commitments from our advertisers and advertisers may cancel, reduce or postpone advertisements without penalty, which could adversely affect our revenue. Seasonal net revenue fluctuations are common in the media industries and are due primarily to fluctuations in advertising expenditures by local and national advertisers. In addition, advertising revenues in even-numbered years tend to benefit from advertising placed by candidates for political offices. The effects of such seasonality, combined with the severe structural changes that have occurred in the U.S. economy, make it difficult to estimate future operating results based on the previous results of any specific quarter and may adversely affect operating results.

Advertising expenditures also tend to be cyclical and reflect general economic conditions both nationally and locally. Because we derive a substantial portion of our revenues from the sale of advertising, a decline or delay in advertising expenditures could reduce our revenues or hinder our ability to increase these revenues. Advertising expenditures by companies in certain sectors of the economy, including the automotive, financial, entertainment and retail industries, represent a significant portion of our advertising revenues. Structural changes (such as the decreased number of automotive dealers and brands) and business failures in these industries have affected our revenues and continued structural changes, consolidation or business failures in any of these industries could have significant further impact on our revenues. Any political, economic, social or technological change resulting in a significant reduction in the advertising spending of these sectors could adversely affect our advertising revenues or its ability to increase such revenues. In addition, because many of the products and services offered by our advertisers are largely discretionary items, weakening economic conditions could reduce the consumption of such products and services and, thus, reduce advertising for such products and services. Changes in advertisers’ spending priorities during economic cycles (such as the current cycle) may also affect our results.  Disasters (domestic or external to the United States), acts of terrorism, political uncertainty or hostilities also could lead to a reduction in advertising expenditures as a result of supply or demand issues, uninterrupted news coverage and economic uncertainty.

Pricing for advertising may continue to face downward pressure.

During 2010 and 2011, in response to weakness and fluctuations in the economy, advertisers increasingly purchased lower-priced inventory rather than higher-priced inventory, and increasingly demanded lower pricing, in addition to increasingly purchasing later and through advertising inventory from third-party advertising networks. If advertisers continue to demand lower-priced inventory and/or otherwise continue to put downward pressure on pricing, our operating margins and ability to generate revenue could be further adversely affected.

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

Arbitron, the leading supplier of ratings data for U.S. radio markets, has developed technology to passively collect data for its ratings service. The Portable People MeterTM (the “PPMTM”) is a small, pager-sized device that does not require any active manipulation by the end user and is capable of automatically measuring radio, television, Internet, satellite radio and satellite television signals that are encoded for the service by the broadcaster. All of our market ratings are being measured by the PPMTM with the exception of Richmond. Due to its smaller market size, Richmond will remain on the diary methodology.  In each market, there has been a compression in the relative ratings of all stations in the market, enhancing the competitive pressure within the market for advertising dollars. In addition, ratings for certain stations when measured by the PPMTM as opposed to the traditional diary methodology can be materially different.  Because of the competitive factors we face and the introduction of the PPMTM (which continues to have market impact), we cannot assure investors that we will be able to maintain or increase our current audience ratings and advertising revenue.

A disproportionate share of our net revenue comes from radio stations in a small number of geographic markets and from Reach Media.

For the year ended December 31, 2011, approximately 62.0% of our net revenue was generated from the sale of advertising in our core radio business. Within our core radio business, four of the 15 markets in which we operate radio stations accounted for approximately 54.5% of our radio station net revenue for the year ended December 31, 2011.  Revenue from the operations of Reach Media, along with revenue from both the Houston and Washington, DC markets accounted for approximately 30.7% of our total consolidated net revenue for the year ended December 31, 2011.  Adverse events or conditions (economic or otherwise) could lead to declines in the contribution of Reach Media or to declines in one or more of the significant contributing markets (Houston, Washington, DC, Atlanta and Baltimore), which could have a material adverse effect on our overall financial performance and results of operations.

Our relationship with a significant customer has changed and we no longer have a guaranteed level of revenue from that customer.

Historically, we derived a significant portion of our net revenue from a single customer, Radio Networks, LLC (“Radio Networks”). Prior to January 1, 2010, Reach Media, a subsidiary of which we own 53.5%, derived a substantial majority of its net revenue from a sales representative agreement (the “Sales Representation Agreement”) with Radio Networks.  The Sales Representation Agreement called for Radio Networks to act as Reach Media’s sales representative primarily for advertising airing on over 106 affiliate radio stations broadcasting the Tom Joyner Morning Show, and to also serve as its sales representative for internet and events sales.  The Sales Representation Agreement provided for Radio Networks to retain a portion of Reach Media’s advertising revenues only after satisfying certain minimum revenue guarantee obligations to Reach Media. Further, but to a lesser extent, revenue for Company owned radio stations was also generated from Radio Networks for barter agreements whereby we provided advertising time in exchange for programming content (the “RN Barter Revenue”).  Net revenue attributable to the Sales Representation Agreement and the RN Barter Revenue began to account for more than 10% of our total consolidated net revenues as of the fiscal year ended December 31, 2006, and during the years ended December 31, 2009, 2008 and 2007 accounted for 11.9%, 10.6% and 10.8%, respectively, of our total consolidated net revenues.

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

Our radio stations and other media properties compete for audiences and advertising revenue with other radio stations and station groups and other media such as broadcast television, newspapers, magazines, cable television, satellite television, satellite radio, outdoor advertising, the internet and direct mail.  Adverse changes in audience ratings, internet traffic and market shares could have a material adverse effect on our revenue. Larger media companies with more financial resources than we have may enter the markets in which we operate causing competitive pressure. Further, other media and broadcast companies may change their programming format or engage in aggressive promotional campaigns to compete directly with our media properties for audiences and advertisers.  This competition could result in lower ratings or traffic and, hence, lower advertising revenue for us or cause us to increase promotion and other expenses and, consequently, lower our earnings and cash flow. Changes in population, demographics, audience tastes and other factors beyond our control, including the impact of new audience measurement technology, could also cause changes in audience ratings or market share.  Failure by us to respond successfully to these changes could have an adverse effect on our business and financial performance. We cannot assure that we will be able to maintain or increase our current audience ratings and advertising revenue.

We recently changed the programming format of certain of our stations in response to demographic changes and/or significant shifts in ratings due to changes in ratings technology. While we have heard positive reactions in the marketplace, there is no assurance that this change in programming will generate the same or better levels of ratings, revenues or profitability as the previous programming.

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

Our diversification strategy partially depends on our ability to identify attractive media properties at reasonable prices and to divest properties that are no longer strategic to our business.  Further, entering new businesses may subject us to additional risk factors.  Some of the material risks that could hinder our ability to implement this strategy include:

•	continued economic fluctuations;

•	limitations under the terms of our credit facilities and/or bond indentures;

•	inability to find buyers for media properties we target for sale at attractive prices due to decreasing market prices for radio stations or the inability to obtain credit in the current economic environment;

•	failure or delays in completing acquisitions or divestitures due to difficulties in obtaining required regulatory approval, including possible difficulties by the seller or buyer in obtaining antitrust approval for acquisitions in markets where we already own multiple stations or establishing compliance with broadcast ownership rules;

•	reduction in the number of suitable acquisition targets due to increased competition for acquisitions;

•	we may lose key employees of acquired companies or stations;

•	difficulty in integrating operations and systems and managing a diverse media business;

•	failure of some acquisitions to prove profitable or generate sufficient cash flow; and

•	inability to finance acquisitions on acceptable terms, through incurring debt or issuing stock.

We can provide no assurance that our diversification strategy will be successful.

Reach Media noncontrolling interest shareholders’ put rights may have an impact upon our business and indebtedness.

On February 28, 2012 and on each anniversary thereafter, for a 30-day period after each such date, the noncontrolling interest shareholders of Reach Media have the right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares.  The purchase price for such shares may be paid in cash and/or registered shares of our Class D Common Stock, at our discretion. If we chose to pay for the noncontrolling interest in cash, our ability to fund business operations, new acquisitions or new business initiatives could be limited. The noncontrolling interest shareholders of Reach Media did not exercise their right during the 30-day period that ended March 29, 2012, however, we have no assurances that they will or will not exercise their rights in future years.

We must respond to the rapid changes in technology, services and standards in order to remain competitive.

Technological standards across our media properties are evolving and new media technologies are emerging. We cannot assure that we will have the resources to acquire new technologies or to introduce new services to compete with these new technologies. Several new media technologies are being, or have been, developed, including the following:

•	satellite delivered digital audio radio service, which has resulted in the introduction of several new satellite radio services with sound quality equivalent to that of compact discs;

•	audio programming by cable television systems, direct broadcast satellite systems, internet content providers and other digital audio broadcast formats; and

•	digital audio and video content available for listening and/or viewing on the internet and/or available for downloading to portable devices (including audio via Wi-Fi, mobile phones, smart phones, netbooks, tablets and similar portable devices, WiMAX, the internet and MP3 players).

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

Our business depends upon the continued efforts, abilities and expertise of our executive officers and other key employees, including certain on-air personalities. We believe that the combination of skills and experience possessed by our executive officers and other key employees could be difficult to replace, and that the loss of one or more of them could have a material adverse effect on us, including the impairment of our ability to execute our business strategy.  In addition, several of our on-air personalities and syndicated radio programs hosts have large loyal audiences in their respective broadcast areas and may be significantly responsible for the ratings of a station. The loss of such on-air personalities could impact the ability of the station to sell advertising and our ability to derive revenue from syndicating programs hosted by them. We cannot be assured that these individuals will remain with us or will retain their current audiences or ratings.

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

FCC licenses and goodwill totaled approximately $949.4 million, or 63.9% of our total assets, at December 31, 2011, and is primarily attributable to accounting for acquisitions in past years. We are required by Accounting Standards Codification (“ASC”) 350, “Intangibles – Goodwill and Other,” to test our goodwill and indefinite-lived intangible assets for impairment at least annually, which we have traditionally done in the fourth quarter, or on an interim basis when events or changes in circumstances suggest impairment may have occurred.  Impairment is measured as the excess of the carrying value of the goodwill or indefinite-lived intangible asset over its fair value. Impairment may result from deterioration in our performance, changes in anticipated future cash flows, changes in business plans, adverse economic or market conditions, adverse changes in applicable laws and regulations, or other factors beyond our control. The amount of any impairment must be expensed as a charge to operations.  Fair values of FCC licenses and goodwill have been estimated using the income approach, which involves a 10-year model that incorporates several judgmental assumptions about projected revenue growth, future operating margins, discount rates and terminal values. We also utilize a market-based approach to evaluate the reasonableness of our fair value estimates. There are inherent uncertainties related to these assumptions and our judgment in applying them to the impairment analysis.

As discussed in Note 5 to our audited financial statements included elsewhere in this prospectus, the lingering economic downturn and limited credit environment has weakened advertising demand in general, and has led to declining radio and online advertising, reduced growth expectations, deteriorating profits and cash flows, debt downgrades and fewer sales transactions with lower multiples. We performed impairment testing as of March 2011, June 2011, September 2011 and December 2011 for Reach Media due to declining revenue projections and actual results which did not meet budget. The results of these tests indicated that the carrying value for Reach Media goodwill had not been impaired.  However, we reviewed certain intangibles for impairment during 2011 and recorded impairment charges of approximately $7.8 million related to the long-lived assets of Reach Media. We also performed interim impairment testing on certain reporting units’ radio broadcasting licenses and certain reporting units’ radio market goodwill as of September 2011. The results of these interim tests indicated that the carrying value for certain broadcasting licenses and radio market goodwill had not been impaired.  The results of our annual impairment testing as of October 1, 2011 were to record impairment of goodwill in the amount of approximately $14.5 million for our Columbus reporting unit. For the years ended December 31, 2011, 2010 and 2009, we recorded impairment charges against radio broadcasting licenses and goodwill of approximately $14.5 million, $36.1 million and $65.6 million, respectively.

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

Within our primary business, we are required to maintain radio broadcasting licenses issued by the FCC. These licenses are ordinarily issued for a maximum term of eight years and are renewable. Certain of our radio broadcasting licenses began to expire in October 2011 and others expire at various times through August 1, 2014. While we anticipate receiving all renewals, interested third-parties may challenge our renewal applications. In addition, we are subject to extensive and changing regulation by the FCC with respect to such matters as programming, indecency standards, technical operations, employment and business practices. If we or any of our significant stockholders, officers, or directors violate the FCC’s rules and regulations or the Communications Act of 1944, as amended (the “Communications Act”), or is convicted of a felony, the FCC may commence a proceeding to impose fines or sanctions upon us. Examples of possible sanctions include the imposition of fines, the renewal of one or more of our broadcasting licenses for a term of fewer than eight years or the revocation of our broadcast licenses. If the FCC were to issue an order denying a license renewal application or revoking a license, we would be required to cease operating the radio station covered by the license only after we had exhausted administrative and judicial review without success.

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

As of December 31, 2011, our Chairperson and her son, our President and CEO, collectively held approximately 93% of the outstanding voting power of our common stock.  As a result, our Chairperson and our CEO control our management and policies and most decisions involving or impacting upon Radio One, including transactions involving a change of control, such as a sale or merger.  The interests of these stockholders may differ from the interests of our other stockholders and our debtholders.   In addition, certain covenants in our debt instruments require that our Chairperson and the CEO maintain a specified ownership and voting interest in Radio One, and prohibit other parties’ voting interests from exceeding specified amounts.  In addition, the TV One joint venture agreement provides for adverse consequences to Radio One in the event our Chairperson and CEO fail to maintain a specified ownership and voting interest in us.  Our Chairperson and the CEO have agreed to vote their shares together in elections of members to the board of directors of Radio One.

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

We have substantial indebtedness.  As of December 31, 2011, we had approximately $808.9 million of total indebtedness.  In addition, subject to restrictions in our senior credit facility and the indentures governing our notes, we may incur additional indebtedness.  Our high level of indebtedness could have important consequences, including the following:

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

We expect to fund our expenses and to pay the principal and interest on our notes, our senior credit facility and other debt from cash flow from our operations, including via distributions that may be made by TV One.  Our ability to meet our expenses thus depends on our future performance, which will be affected by financial, business, economic and other factors.  We will not be able to control many of these factors, such as economic conditions in the markets where we operate and pressure from competitors.  Further, as noted below, TV One recently incurred substantial indebtedness.  Our cash flow may not be sufficient to allow us to pay principal and interest on our debt and meet our other obligations.  If we do not have enough liquidity, we may be required to refinance all or part of our existing debt, sell assets or borrow more money.  We may not be able to do so on terms acceptable to us, if at all.  In addition, the terms of existing or future debt agreements, including our senior credit facility and the indenture governing our notes may restrict us from pursuing any of these alternatives.

Our failure to comply with restrictive covenants contained in our senior credit facility or the indentures governing our notes could lead to an event of default under such instruments.

Our senior credit facility and the indentures governing our notes impose significant covenants on us.  The agreement governing our senior credit facility also requires us to achieve specified financial and operating results and maintain compliance with specified financial ratios.  Our ability to comply with these ratios may be affected by events beyond our control.  Our breach of any restrictive covenants in the agreement governing our senior credit facility or the indentures governing our notes or our inability to comply with the required financial ratios could result in a default under the agreement governing our senior credit facility.  If a default occurs, the lenders under our senior credit facility may elect to declare all borrowings outstanding, together with all accrued interest and other fees, to be immediately due and payable which would result in an event of default under our notes.  The lenders would also have the right in these circumstances to terminate any commitments they have to provide further borrowings.  If we are unable to repay outstanding borrowings when due, the lenders under our senior credit facility will also have the right to proceed against our collateral, including our available cash and owned real property, granted to them to secure the indebtedness.  If the indebtedness under our senior credit facility or our notes were to be accelerated, we cannot assure that our assets would be sufficient to repay in full that indebtedness and our other indebtedness.

Despite current anticipated indebtedness levels and restrictive covenants, we may incur additional indebtedness in the future.

Despite our current level of indebtedness, we may be able to incur additional indebtedness, including additional secured or unsecured indebtedness.  Although our senior credit facility and the indentures governing our notes contain restrictions on our ability to incur additional indebtedness, these restrictions are subject to important exceptions and qualifications, including our ability to pay interest on the notes through the issuance of additional notes until May 2012.  If we or our subsidiaries incur additional indebtedness which is permitted under these agreements, the risks that we and they now face as a result of our leverage could intensify.  If our financial condition or operating results deteriorate, our relations with our creditors, including the holders of our notes, the lenders under our senior credit facility and our suppliers, may be materially and adversely affected.

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

If our business does not generate sufficient cash flow from operations or if future borrowings are not available to us in an amount sufficient to enable us to pay our indebtedness, including our notes, or to fund our other liquidity needs, we may need to refinance all or a portion of our indebtedness, including our notes, on or before the maturity thereof, reduce or delay capital investments or seek to raise additional capital, any of which could have a material adverse effect on our operations.  In addition, we may not be able to affect any of these actions, if necessary, on commercially reasonable terms or at all.  Our ability to restructure or refinance our indebtedness, including our notes, will depend on the condition of the capital markets and our financial condition at such time.  Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.  The terms of existing or future debt instruments, including the indentures governing our notes offered hereby, may limit or prevent us from taking any of these actions.  In addition, any failure to make scheduled payments of interest and principal on our outstanding indebtedness would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness on commercially reasonable terms or at all.  Our inability to generate sufficient cash flow to satisfy our debt service obligations, or to refinance or restructure our obligations on commercially reasonable terms or at all, would have an adverse effect, which could be material, on our business, financial condition and results of operations, as well as on our ability to satisfy our obligations in respect of our notes.

Restrictive covenants in our senior credit facility and the indentures governing our notes may limit our current and future operations, particularly our ability to respond to changes in our business or to pursue our business strategies.

Our senior credit facility and the indentures governing our notes contain, and instruments governing any future indebtedness of ours may contain, a number of restrictive covenants that impose significant operating and financial restrictions, including restrictions on our ability to take actions that we believe may be in our interest.  Our senior credit facility and the indentures governing our notes, among other things, limit our ability to:

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

Also, the senior credit facility requires us to maintain compliance with certain financial ratios. Our ability to comply with these ratios may be affected by events beyond our control, and we cannot assure that we will meet these ratios.

The restrictions contained in our senior credit facility and in the indentures governing our notes could adversely affect our ability to:

•	finance our operations;

•	make needed capital expenditures;

•	make strategic acquisitions or investments or enter into alliances;

•	withstand a future downturn in our business or the economy in general;

•	engage in business activities, including future opportunities, that may be in our interest and;

•	plan for or react to market conditions or otherwise execute our business strategies.

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

Risks Related to Our Investment in TV One

TV One recently incurred substantial indebtedness in connection with the redemption of the membership interests of certain financial investor and management members.  We are required to reflect TV One’s indebtedness in our total consolidated indebtedness and certain restrictions in the indenture governing the TV One indebtedness could impact upon TV One’s ability to make distributions to us.

On February 25, 2011, TV One incurred $119.0 million of indebtedness in connection with the redemption of certain of its financial investor and management members.  The debt was issued in a private offering in the form of Senior Secured Notes bearing a coupon of 10% and due 2016 (the “TV One 10% Senior Secured Notes”).  Until the issuance of the TV One 10% Senior Secured Notes, TV One operated without any long-term indebtedness.  With our majority interest in TV One, we are required to reflect TV One’s indebtedness in our total consolidated indebtedness.  Further, the indenture governing the TV One 10% Senior Secured Notes contains certain covenants that could impact upon TV One’s operations, including its ability to make distributions.  While we do not foresee these restrictions prohibiting TV One from making distributions, to the extent the restrictions do prohibit TV One from making distributions, it could impact upon our overall liquidity and our ability to maintain compliance under the terms of our outstanding indebtedness, including our senior credit facility and our 2016 Notes.

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

The FCC’s rules prohibit the broadcast of obscene material at any time and indecent or profane material on television broadcast stations between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating the prohibition against broadcasting indecent material because of the vagueness of the FCC’s indecency/profanity definition, coupled with the spontaneity of live programming. The FCC has in the past vigorously enforced its indecency rules against the broadcasting industry and has threatened to initiate license revocation proceedings against broadcast licensees for “serious” indecency violations. The FCC has found on a number of occasions that the content of television broadcasts has contained indecent material. In such instances, the FCC issued fines or advisory warnings to the offending broadcast licensees. Moreover, the FCC has in some instances imposed separate fines against broadcasters for each allegedly indecent “utterance,” in contrast with its previous policy, which generally considered all indecent words or phrases within a given program as constituting a single violation. On July 13, 2010, the United States Court of Appeals for the Second Circuit (“Second Circuit”) issued a decision in which it vacated the FCC’s indecency policy pursuant to which any broadcast of a single “utterance” of a “fleeting expletive” would be deemed by the FCC to be presumptively indecent.  In this decision, the Second Circuit also called into question the constitutionality of the FCC’s indecency policy generally.  In November 2010, the Second Circuit denied a petition for rehearing of that decision, and in January 2011, the Second Circuit vacated an FCC decision at issue in another indecency appeal, relying on its July 2010 and November 2010 decisions.  The FCC appealed to the Supreme Court, which agreed to review the Second Circuit's actions.  The Supreme Court heard oral argument in the case in January 2012, setting the stage for a Supreme Court decision on indecency regulation later in the year.  It is not possible to predict the outcome.  It is also not possible to predict whether and, if so, how the FCC will revise its indecency policy in response to the Supreme Court's decision, or the effect of such decision on TV One.  The fines for broadcasting indecent material are a maximum of $325,000 per utterance. The determination of whether content is indecent is inherently subjective and, as such, it can be difficult to predict whether particular content could violate indecency standards. The difficulty in predicting whether individual programs, words or phrases may violate the FCC’s indecency rules adds significant uncertainty to TV One’s ability to comply with the rules. Violation of the indecency rules could lead to sanctions which may adversely affect TV One’s business and results of operations. Some policymakers support the extension of the indecency rules that are applicable to over-the-air broadcasters to cover cable programming and/or attempts to increase enforcement of or otherwise expand existing laws and rules. If such an extension, attempt to increase enforcement or other expansion took place and was found to be constitutional, some of TV One’s content could be subject to additional regulation and might not be able to attract the same subscription and viewership levels.

Our President and Chief Executive Officer has an interest in TV One that may conflict with your interests.

We have an employment agreement with our President and Chief Executive Officer, Mr. Alfred C. Liggins, III.  The employment agreement provides, among other things, that in recognition of Mr. Liggins’ contributions in founding TV One on our behalf, he is eligible to receive an amount equal to 8% of any dividends paid to us in respect of our investment in TV One and 8% of the proceeds from our investment in TV One (the “TV One Award”).  In both circumstances, our obligation to pay any portion of the TV One Award is only triggered after we recover the full amount of our cumulative capital contributions to TV One. Mr. Liggins will only receive the TV One Award upon the actual cash distributions or distributions of marketable securities to us.  Mr. Liggins’ rights to the TV One Award (i) cease if he is terminated for cause or he resigns without good reason and (ii) expire at the termination of his employment agreement (but similar rights could be included in the terms of a new employment agreement).  As a result of this arrangement, the interest of Mr. Liggins’ with respect to TV One may conflict with your interests as holders of our debt or equity securities.  For example, Mr. Liggins may seek to have Radio One acquire additional equity interests in TV One using cash generated from operations or additional borrowings under the senior credit facility or have TV One itself pursue acquisitions, joint ventures, financings or other transactions that, in his judgment, could increase the amount of the TV One Award by increasing the amount of our investment in TV One or enhancing the equity value of TV One, even though such transactions might involve risks to holders of our equity or debt securities.

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

In July 2002, Radio One joined in a global motion, filed by the Issuers, to dismiss the IPO Cases. In October 2002, the court entered an order dismissing the Company’s named officers and directors from the IPO Lawsuits without prejudice, pursuant to an agreement tolling the statute of limitations with respect to Radio One’s officers and directors until September 30, 2003. In February 2003, the court issued a decision denying the motion to dismiss the Section 11 and Section 10(b) claims against Radio One and most of the Issuers.

In July 2003, a Special Litigation Committee of Radio One’s board of directors approved in principle a tentative settlement with the plaintiffs. The proposed settlement would have provided for the dismissal with prejudice of all claims against the participating Issuers and their officers and directors in the IPO Cases and the assignment to plaintiffs of certain potential claims that the Issuers may have against their underwriters. In September 2003, in connection with the proposed settlement, Radio One’s named officers and directors extended the tolling agreement so that it would not expire prior to any settlement being finalized. In June 2004, Radio One executed a final settlement agreement with the plaintiffs. In 2005, the court issued a decision certifying a class action for settlement purposes and granting preliminary approval of the settlement. In 2007, the settlement was terminated pursuant to stipulation of the parties.

In February 2009, plaintiffs informed the court that a new settlement of all IPO Cases had been agreed to in principle, subject to formal approval by the parties and preliminary and final approval by the court. In April 2009, the parties submitted a tentative settlement agreement to the court and moved for preliminary approval thereof. In June 2009, the court granted preliminary approval of the tentative settlement and ordered that notice of the settlement be published and mailed to class members. In October 2009, the court certified the settlement class in each IPO Case and granted final approval to the settlement. Thereafter, a number of shareholders filed appeals to the Second Circuit Court of Appeals, objecting to the settlement. On January 10, 2012, the last of these shareholder appeals was dismissed with prejudice.  Accordingly, the settlement is now final, all claims against us and our officers and directors in the IPO Cases will be dismissed with prejudice, and our pro rata share of the settlement fund will be fully funded by insurance.

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

	High	Low
2011
First Quarter	$2.66	$1.13
Second Quarter	$3.05	$1.71
Third Quarter	$1.79	$1.16
Fourth Quarter	$1.47	$0.91

2010
First Quarter	$4.10	$3.17
Second Quarter	$5.37	$1.34
Third Quarter	$1.50	$0.70
Fourth Quarter	$1.28	$0.96

Our Class D non-voting common stock is traded on the NASDAQ under the symbol “ROIAK.” The following table presents, for the quarters indicated, the high and low sales prices per share of our Class D Common Stock as reported on the NASDAQ.

	High	Low
2011
First Quarter	$2.22	$1.08
Second Quarter	$3.00	$1.71
Third Quarter	$1.77	$1.12
Fourth Quarter	$1.47	$0.91

2010
First Quarter	$3.75	$2.90
Second Quarter	$5.37	$1.28
Third Quarter	$1.44	$0.57
Fourth Quarter	$1.25	$0.86

 STOCKHOLDER RETURN PERFORMANCE GRAPHS

Stockholder performance graph (Class A shares)

Performance since December 31, 2006

Source: Capital IQ, Factiva

Note 1 - Peer group includes Emmis Communications Corp., Entercom Communications Corp., Saga Communications Inc., Cumulus Media Inc. and Salem Communications Corp.

STOCKHOLDER RETURN PERFORMANCE GRAPHS

Stockholder performance graph (Class D shares)

Performance since December 31, 2006

Source: Capital IQ, Factiva

Note 1 - Peer group includes Emmis Communications Corp., Entercom Communications Corp., Saga Communications Inc., Cumulus Media Inc. and Salem Communications Corp.

Dividends

Since first selling our common stock publicly in May 1999, we have not declared any cash dividends on any class of our common stock. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash or stock dividends on shares of our common stock in the foreseeable future. In addition, any determination to declare and pay dividends will be made by our board of directors in light of our earnings, financial position, capital requirements, contractual restrictions contained in our credit facility and the indentures governing our senior subordinated notes, and other factors as the board of directors deems relevant.  (See “Management’s Discussion and Analysis — Liquidity and Capital Resources” and Note 11 of our consolidated financial statements — Long-Term Debt.)

Number of Stockholders

Based upon a survey of record holders and a review of our stock transfer records, as of March 21, 2012, there were approximately 1,991 holders of Radio One’s Class A Common Stock, two holders of Radio One’s Class B Common Stock, three holders of Radio One’s Class C Common Stock, and approximately 2,475 holders of Radio One’s Class D Common Stock.

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

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands, except share data)
Statements of Operations(1):
Net revenue	$364,609	$279,720	$271,877	$313,277	$316,045
Programming and technical expenses including stock-based compensation	115,189	74,852	75,436	79,074	70,233
Selling, general and administrative expenses including stock-based compensation	126,684	103,225	90,878	102,992	100,366
Corporate selling, general and administrative expenses including stock-based compensation	37,850	32,922	24,732	36,356	28,396
Depreciation and amortization	37,069	17,385	20,964	18,976	14,646
Impairment of long-lived assets	22,331	36,063	65,937	423,220	211,051
Operating income (loss)	25,486	15,273	(6,070)	(347,341)	(108,647)
Interest expense(2)	88,330	46,834	38,404	59,689	72,770
Gain on investment of affiliated company	146,879	—	—	—	—
(Loss) gain on retirement of debt	(7,743)	6,646	1,221	74,017	—
Equity in income (loss) of affiliated company	3,287	5,558	3,653	(3,652)	(15,836)
Other income (expense), net	30	(2,934)	40	175	952
Income (loss) before provision for (benefit from) income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	79,609	(22,291)	(39,560)	(336,490)	(196,301)
Provision for (benefit from) income taxes	66,686	3,971	7,014	(45,183)	54,083
Income (loss) from continuing operations	12,923	(26,262)	(46,574)	(291,307)	(250,384)
Loss from discontinued operations, net of tax	(20)	(363)	(1,984)	(7,640)	(137,206)
Consolidated net income (loss)	12,903	(26,625)	(48,558)	(298,947)	(387,590)
Noncontrolling interests in income of subsidiaries	10,014	2,008	4,329	3,997	3,910
Consolidated net income (loss) applicable to common stockholders	$2,889	$(28,633)	$(52,887)	$(302,944)	$(391,500)

Basic net income (loss) per common share :
Income (loss) from continuing operations	$0.06	$(0.55)	$(0.86)	$(3.14)	$(2.58)
Loss from discontinued operations, net of tax	(0.00)	(0.01)	(0.03)	(0.08)	(1.39)
Net income (loss) applicable to common stockholders per share	$0.06	$(0.56)	$(0.89)	$(3.22)	$(3.97)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.06	$(0.55)	$(0.86)	$(3.14)	$(2.58)
Loss from discontinued operations, net of tax	(0.00	(0.01)	(0.03)	(0.08)	(1.39)
Net income (loss) applicable to common stockholders per share	$0.06	$(0.56)	$(0.89)	$(3.22)	$(3.97)

Balance Sheet Data:
Cash and cash equivalents	$35,939	$9,192	$19,963	$22,289	$24,247
Intangible assets, net	1,244,861	838,945	870,019	943,656	1,308,966
Total assets	1,486,482	999,212	1,035,542	1,125,477	1,648,354
Total debt (including current portion)	808,904	642,222	653,534	675,362	815,504
Total liabilities	1,055,541	774,242	787,489	810,002	1,015,747
Total stockholders’ equity	410,598	194,335	195,828	272,052	573,870

(1)	Year-to-year comparisons are significantly affected by Radio One’s acquisitions and dispositions during the periods covered.
(2)	Interest expense includes non-cash interest, such as the accretion of principal, local marketing agreement (“LMA”) fees, the amortization of discounts on debt and the amortization of deferred financing costs.

The following table contains selected historical consolidated financial data derived from the audited financial statements of Radio One for each of the years in the five-year period ended December 31:

	For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Statement of Cash Flows:
Cash flows from (used in):
Operating activities	$55,018	$17,836	$45,443	$13,832	$44,014
Investing activities	32,388	(4,664)	(4,871)	66,031	78,468
Financing activities	(60,659)	(23,943)	(42,898)	(81,821)	(130,641)
Other Data:
Cash interest expense(1)	$56,072	$48,805	$36,568	$68,611	$70,798
Capital expenditures	9,445	8,753	4,528	12,541	10,203

(1)	Cash interest expense is calculated as interest expense less non-cash interest, including the accretion of principal, LMA fees, the amortization of discounts on debt and the amortization of deferred financing costs for the indicated period.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report.

Overview

 Giving effect to the consolidation of TV One, for the year ended December 31, 2011, consolidated net revenue increased approximately 30.3% compared to the year ended December 31, 2010. The continued poor economic climate and its impact on the advertising industry resulted in a decline in our core radio business revenue of 3.5% compared to the year ended December 31, 2010. Given the recent and gradual recovery seen in the advertising environments, we project our 2012 business results will continue to improve and compare more favorably to that of 2011. Our strategy for 2012 will be to continue to: (i) grow market share (ii) improve audience share in certain markets and improve revenue conversion of strong and stable audience share in certain other markets and (iii) grow and diversify our revenue by successfully executing our online and cable television strategy, our radio websites and our other internet properties.

The weakened economy, competition from digital audio players, the internet, cable television and satellite radio, among other new media outlets, are some of the reasons the radio industry has seen such slow or negative growth over the past few years. In addition to overall cutbacks, advertisers continue to shift their advertising budgets away from traditional media such as newspapers, broadcast television and radio to these new media outlets. Internet companies have evolved from being large sources of advertising revenue for radio companies in the late-1990s to being significant competitors for radio advertising dollars. While these dynamics present significant challenges for companies that are highly dependent on the radio industry, through our online properties, which includes our radio websites, Interactive One and other online verticals, as well as our cable television business, we are well poised to provide advertisers and creators of content with a multifaceted way to reach African-American consumers.

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

For the year ended December 31, 2011, approximately 61.9% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Of our total net revenue, approximately 45.4% of our net revenue was generated from local advertising and approximately 33.6% was generated from national advertising, including network advertising. In comparison, for the year ended December 31, 2010, approximately 83.5% of our net revenue was generated from the sale of advertising in our core radio business. Within this core radio business, approximately 56.9% of our net revenue was generated from local advertising and approximately 36.7% was generated from national advertising, including network advertising. During the year ended December 31, 2009, approximately 82.0% of our net revenue was generated from the sale of advertising in our core radio business and within this core radio business, approximately 56.2% of our net revenue was generated from local advertising and approximately 37.3% was generated from national advertising, including network advertising. National advertising also includes advertising revenue generated from our Internet segment. The balance of net revenue from our radio franchise was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue.

In the broadcasting industry, radio stations and television stations often utilize trade or barter agreements to reduce cash expenses by exchanging advertising time for goods or services. In order to maximize cash revenue for our spot inventory, we closely monitor the use of trade and barter agreements.

Interactive One derives its revenue principally from advertising services, including diversity recruiting advertising. Advertising services include the sale of banner and sponsorship advertisements. Advertising revenue is recognized either as impressions (the number of times advertisements appear in viewed pages) are delivered, when “click through” purchases or leads are reported, or ratably over the contract period, where applicable.

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

In February 2005, we acquired 51% of the common stock of Reach Media, Inc. (“Reach Media”). A substantial portion of Reach Media’s revenue had been generated from a sales representation agreement with Citadel Broadcasting Company, which was acquired by Cumulus Media Inc. in September 2011 (“Citadel”). Pursuant to a multi-year agreement, payments were received monthly in exchange for the sale of advertising time on the nationally syndicated Tom Joyner Morning Show, which as of December 31, 2011 aired on 106 affiliated stations. The annual amount of revenue was based on a contractual amount determined based on number of affiliates, demographic audience and ratings.  The agreement provided for a potential to earn additional amounts if certain revenue goals were met. The agreement also provided for sales representation rights related to Reach Media’s events. Additional revenue was generated by Reach Media from this and other customers through special events, sponsorships, its internet business and other related activities. The agreement expired December 31, 2009; however, during the quarter ended September 30, 2009, Reach Media and Citadel reached an agreement whereby the revenue guarantee obligations to Reach Media for each of the months of November and December 2009 were reduced by $1.0 million in exchange for prepayment of the reduced revenue guarantee obligation for those months.  Payment of the reduced revenue guarantee obligation was received by Reach Media.  A new agreement was executed in November 2009 (the “Sales Representation Agreement”) to replace the old agreement which expired on December 31, 2009, whereby, effective January 1, 2010, Citadel sells advertising inventory outside the Tom Joyner Morning Show. As an inducement for Reach Media to enter into the new Sales Representation Agreement, Citadel transferred its noncontrolling ownership interest in Reach Media to Reach Media. This ownership interest was part of the original agreement signed in 2003. As a result of classifying these shares as treasury stock, this transaction effectively increased Radio One’s common stock interest in Reach Media to 53.5%. In exchange for the return of the ownership interest, Reach Media issued a $1.0 million promissory note payable to Radio Networks, a subsidiary of Citadel, which was due and paid in full according to its terms, in December 2011.

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

(d) Adjusted EBITDA:  Adjusted EBITDA consists of net loss plus (1) depreciation, amortization, income taxes, interest expense, noncontrolling interest in income of subsidiaries, impairment of long-lived assets, stock-based compensation, loss on retirement of debt, loss from discontinued operations, net of tax, less (2) equity in income of affiliated company, other income, interest income, gain on retirement of debt and gain on purchase of affiliated company. Net income before interest income, interest expense, income taxes, depreciation and amortization is commonly referred to in our business as “EBITDA.” Adjusted EBITDA and EBITDA are not measures of financial performance under generally accepted accounting principles. We believe Adjusted EBITDA is often a useful measure of a company’s operating performance and is a significant basis used by our management to measure the operating performance of our business because Adjusted EBITDA excludes charges for depreciation, amortization and interest expense that have resulted from our acquisitions and debt financing, our taxes, impairment charges, as well as our equity in (income) loss of our affiliated company, gain on retirements of debt, and any discontinued operations. Accordingly, we believe that Adjusted EBITDA provides useful information about the operating performance of our business, apart from the expenses associated with our fixed assets and long-lived intangible assets, capital structure or the results of our affiliated company. Adjusted EBITDA is frequently used as one of the bases for comparing businesses in our industry, although our measure of Adjusted EBITDA may not be comparable to similarly titled measures of other companies. Adjusted EBITDA and EBITDA do not purport to represent operating income or cash flow from operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as alternatives to those measurements as an indicator of our performance.

* Station operating income and margin include results from all four segments (Radio Broadcasting, Reach Media, Internet and Cable Television).

Summary of Performance

The table below provides a summary of our performance based on the metrics described above:

	For the Years Ended December 31,
	2011	2010	2009

	(In thousands, except margin data)

Net revenue	$364,609	$279,720	$271,877
Station operating income	123,728	102,637	105,972
Station operating income margin	33.9%	36.7%	39.0%
Net income (loss) applicable to common stockholders	2,889	(28,633)	(52,887)

The reconciliation of net loss to station operating income is as follows:

	For the Years Ended December 31,
	2011	2010	2009

	(In thousands)

Net income (loss) applicable to common stockholders, as reported	$2,889	$(28,633)	$(52,887)
Add back non-station operating income items included in net income (loss):
Interest income	(354)	(127)	(144)
Interest expense	88,330	46,834	38,404
Provision for income taxes	66,686	3,971	7,014
Corporate selling, general and administrative, excluding stock-based compensation	33,696	28,117	23,492
Stock-based compensation	5,146	5,799	1,649
Equity in income of affiliated company	(3,287)	(5,558)	(3,653)
Gain on investment in affiliated company	(146,879)	—	—
Loss (gain) on retirement of debt	7,743	(6,646)	(1,221)
Other expense, net	324	3,061	104
Depreciation and amortization	37,069	17,385	20,964
Noncontrolling interests in income of subsidiaries	10,014	2,008	4,329
Impairment of long-lived assets	22,331	36,063	65,937
Loss from discontinued operations, net of tax	20	363	1,984
Station operating income	$123,728	$102,637	$105,972

	For the Years Ended December 31,
	2011	2010	2009

	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net income (loss) applicable to common stockholders, as reported	$2,889	$(28,633)	$(52,887)
Interest income	(354)	(127)	(144)
Interest expense	88,330	46,834	38,404
Provision for income taxes	66,686	3,971	7,014
Depreciation and amortization	37,069	17,385	20,964
EBITDA	$194,620	$39,430	$13,351
Stock-based compensation	5,146	5,799	1,649
Gain on investment in affiliated company	(146,879)	-	-
Loss (gain) on retirement of debt	7,743	(6,646)	(1,221)
Equity in income of affiliated company	(3,287)	(5,558)	(3,653)
Other expense, net	324	3,061	104
Noncontrolling interests in income of subsidiaries	10,014	2,008	4,329
Impairment of long-lived assets	22,331	36,063	65,937
Loss from discontinued operations, net of tax	20	363	1,984
Adjusted EBITDA	$90,032	$74,520	$82,480

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010 (In thousands)

	For the Years Ended December 31,		Increase/(Decrease)
	2011	2010

Statements of Operations:
Net revenue	$364,609	$279,720	$84,889	30.3%
Operating expenses:
Programming and technical, excluding stock-based compensation	115,189	74,852	40,337	53.9
Selling, general and administrative, excluding stock-based compensation	125,692	102,231	23,461	22.9
Corporate selling, general and administrative, excluding stock-based compensation	33,696	28,117	5,579	19.8
Stock-based compensation	5,146	5,799	(653)	(11.3)
Depreciation and amortization	37,069	17,385	19,684	113.2
Impairment of long-lived assets	22,331	36,063	(13,732)	(38.1)
Total operating expenses	339,123	264,447	74,676	28.2
Operating income	25,486	15,273	10,213	66.9
Interest income	354	127	227	178.7
Interest expense	88,330	46,834	41,496	88.6
Gain on investment in affiliated company	146,879	—	146,879	100.0
Loss (gain) on retirement of debt	7,743	(6,646)	(14,389)	(216.5)
Equity in income of affiliated company	3,287	5,558	(2,271)	(40.9)
Other expense, net	324	3,061	(2,737)	(89.4)
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and loss from discontinued operations, net of tax	79,609	(22,291)	101,900	457.1
Provision for income taxes	66,686	3,971	62,715	1,579.3
Net income (loss) from continuing operations	12,923	(26,262)	39,185	149.2
Loss from discontinued operations, net of tax	(20)	(363)	(343)	(94.5)
Net income (loss)	12,903	(26,625)	39,528	148.5
Noncontrolling interests in income of subsidiaries	10,014	2,008	8,006	398.7
Net income (loss) attributable to common stockholders	$2,889	$(28,633)	$31,522	110.1%

 Net revenue

Year Ended December 31,		Increase/(Decrease)
2011	2010
$364,609	$279,720	$84,889	30.3%

During the year ended December 31, 2011, we recognized approximately $364.6 million in net revenue compared to approximately $279.7 million during the same period in 2010. These amounts are net of agency and outside sales representative commissions, which were approximately $31.8 million during the year ended December 31, 2011, compared to approximately $32.0 million during the same period in 2010. We began to consolidate the results of TV One during the quarter ended June 30, 2011 and recognized approximately $86.0 million of revenue from our new cable television segment during the year ended December 31, 2011. Our internet business generated approximately $17.5 million in net revenue for the year ended December 31, 2011, compared to approximately $16.0 million during the same period in 2010, an increase of 9.4%. For our radio business, based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in increased 0.8% in total revenues for the year ended December 31, 2011, made up of a decline of 3.1% in national revenues, an increase of 0.9% in local revenues and an increase of 17.9% in digital revenues. Net revenue growth for our radio stations was led by our Atlanta, Charlotte, Cincinnati, Detroit, Raleigh and St. Louis clusters, while our Baltimore, Columbus, Dallas, Houston, Indianapolis, Philadelphia and Washington D.C. clusters experienced the most significant declines. Net revenue for our radio broadcasting segment decreased 3.5%. Reach Media net revenue increased 15.8% for the year ended December 31, 2011 compared to the same period in 2010 due primarily from assuming operational and financial control and responsibility for the ongoing cruise event, the “Tom Joyner Fantastic Voyage.” The “Tom Joyner Fantastic Voyage” took place in March 2011 and generated approximately $6.6 million of revenue for Reach Media.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2011	2010
$115,189	$74,852	$40,337	53.9%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management. The increase for the year ended December 31, 2011 compared to the same period in 2010 is primarily related to consolidating the results of TV One, as approximately $39.1 million of our consolidated programming and technical operating expenses were incurred by TV One. Approximately $31.7 million of this amount relates to content amortization. Excluding the impact of consolidating TV One’s operating results, our programming and technical expenses increased by 1.7% for the year ended December 31, 2011 compared to the same period in 2010.

Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2011	2010
$125,692	$102,231	$23,461	22.9%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for Radio and Internet include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Our cable television segment accounted for approximately $19.0 million of the increase due to the impact of consolidating the results of TV One. Excluding the impact of consolidating the results of TV One, our selling, general and administrative expenses increased by 5.1%. The increased expense for the year ended December 31, 2011 compared to the same period in 2010 is primarily due to Reach Media events spending associated with Reach Media assuming operational and financial control and responsibility for the “Tom Joyner Fantastic Voyage,” held in March 2011. Reach Media incurred approximately $5.0 million of selling, general and administrative expenses associated with the “Tom Joyner Fantastic Voyage,” held in March 2011.

Stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2011	2010
$5,146	$5,799	$(653)	(11.3)%

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

Corporate selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2011	2010
$33,696	$28,117	$5,579	19.8%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. Our cable television segment accounted for approximately $3.3 million of the increase due to the impact of consolidating TV One results. In addition, we recorded a non-cash increase of approximately $1.4 million in compensation expense for the Chief Executive Officer in connection with the valuation of the potential payment for the TV One award element in his employment Agreement.

Depreciation and amortization

Year Ended December 31,		Increase/(Decrease)
2011	2010
$37,069	$17,385	$19,684	113.2%

The increase in depreciation and amortization expense for the year ended December 31, 2011 was due primarily to additional depreciation and amortization expense of approximately $21.8 million resulting from fixed and intangible assets recorded as part of the consolidation of TV One. This increased expense was offset by the completion of amortization for certain intangible assets and the completion of depreciation and amortization for certain assets.

Impairment of long-lived assets

Year Ended December 31,		Increase/(Decrease)
2011	2010
$22,331	$36,063	$(13,732)	(38.1)%

The decrease in impairment of long-lived assets for the year ended December 31, 2011 was related to non-cash impairment charges recorded to reduce the carrying value of radio broadcasting licenses, goodwill and other intangible assets to their estimated fair values. The 2011 goodwill impairment occurred in our Columbus market and other intangible asset impairment occurred in Reach Media. The 2010 broadcast license impairment occurred in Philadelphia and the 2010 goodwill impairment occurred in Reach Media. The impairments were driven in part by the economic downturn, slower radio industry and market revenue growth and resulting deteriorating cash flows, declining radio station transaction multiples and a higher cost of capital. The decline in values for long-lived assets such as licenses and other intangible assets was neither unique nor specific to our individual markets, as this trend has impacted the valuations of the radio industry as a whole, and has impacted other broadcast and traditional media companies as well.

Interest expense

Year Ended December 31,		Increase/(Decrease)
2011	2010
$88,330	$46,834	$41,496	88.6%

The increase in interest expense for the year ended December 31, 2011 was due to our entry into our new March 31, 2011 senior secured credit facility (the “2011 Credit Agreement”) and amended exchange offer on November 24, 2010, as well as the consolidation of TV One, including the TV One Notes.  Higher interest rates associated with the 2011 Credit Agreement and amended exchange offer were in effect for the year ended December 31, 2011 compared to the same period in 2010.  The overall effective rate of borrowing for the year ended December 31, 2011 increased approximately 3.5% compared to the same period in 2010. Approximately $8.6 million of the increased interest expense relates to the TV One Notes.

Loss (gain) on retirement of debt, net

Year Ended December 31,		Increase/(Decrease)
2011	2010
$7,743	$(6,646)	$(14,389)	(216.5)%

The loss on retirement of debt for the year ended December 31, 2011 was due to a charge related to the retirement of the previous credit facility on March 31, 2011.  This amount includes a write-off of approximately $6.5 million of capitalized debt financing costs associated with the previous credit facility and a write-off of approximately $1.2 million associated with the termination of the Company’s interest rate swap agreement. The net gain on retirement of debt for the year ended December 31, 2010 was due to the approximately $9.9 million gain on redemption of the Company’s outstanding 6⅜% Senior Subordinated Notes due 2013 at a discount. This amount was offset by a write-off of approximately $3.3 million of debt costs associated with the 2011 and 2013 Notes.

Gain on investment in affiliated company

Year Ended December 31,		Increase/(Decrease)
2011	2010
$146,879	$—	$146,879	100.0%

The gain on investment in affiliated company of approximately $146.9 million for the year ended December 31, 2011 was due to acquiring the controlling interest in and the accounting impact of consolidating TV One’s operating results as of April 14, 2011.

Equity in income of affiliated company

Year Ended December 31,		Increase/(Decrease)
2011	2010
$3,287	$5,558	$(2,271)	(40.9)%

Equity in income of affiliated company primarily reflects our estimated equity in the net income of TV One. The decrease to equity in income of affiliated company for the year ended December 31, 2011 was due to the consolidation of TV One during the quarter ended June 30, 2011. Previously, the Company’s share of the net income was driven by TV One’s current capital structure and the Company’s percentage ownership of the equity securities of TV One. Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis.

 Other expense, net

Year Ended December 31,		Increase/(Decrease)
2011	2010
$324	$3,061	$(2,737)	(89.4)%

The other expense for the year ended December 31, 2010 was principally due to the write off of a portion of deferred financing costs due to a reduction in the revolver commitment and the write off of certain deferred financing costs related to offering of certain second lien notes the Company abandoned in 2010 (the “Abandoned Second Lien Notes”). There were costs associated with the lowering of the revolver commitment under the Company’s bank facilities from $500.0 million to $400.0 million. In March 2010, the revolver commitment was reduced by $100.0 million as a result of entering into a third amendment to the previous credit agreement originally entered into in June 2005 (“Previous Credit Agreement”).

Provision for income taxes

Year Ended December 31,		Increase/(Decrease)
2011	2010
$66,686	$3,971	$62,715	1,579.3%

During the year ended December 31, 2011, the provision for income taxes increased to approximately $66.7 million compared to $4.0 million for the same period in 2010. For the year ended December 31, 2011, the tax provision consisted of approximately $33.2 million related to temporary differences associated with the amortization for tax purposes of indefinite lived intangible assets held by Radio One, approximately $33.8 million related to the partnership interest in TV One, approximately $2.5 million due to current taxes for Reach Media, reduced by the deferred tax benefit from the Reach Media impairment of approximately $2.8 million. For the year ended December 31, 2010, the tax provision consisted of approximately $2.2 million for Reach Media and approximately $1.8 million for all other operations. The Company continues to maintain a full valuation allowance for its net deferred tax assets (“DTAs”), other than DTAs for Reach Media. We do not consider deferred tax liabilities related to indefinite-lived assets in evaluating the realizability of our DTAs, as the timing of their reversal cannot be determined.

The tax provision and offsetting valuation allowance resulted in an effective tax rate of 83.8% and (17.8%) for the years ended December 31, 2011 and 2010 respectively. The annual effective tax rate for Radio One reflects the increase in deferred tax liabilities associated with the amortization of certain of the Company’s radio broadcasting licenses for tax purposes and the increase in the DTL related to indefinite lived assets owned by TV One.

Loss from discontinued operations, net of tax

Year Ended December 31,		Increase/(Decrease)
2011	2010
$(20)	$(363)	$(343)	(94.5)%

Included in the loss from discontinued operations, net of tax, are the results of operations for radio station clusters sold or stations that we do not operate that are the subject of an LMA. Discontinued operations also include the results from operations for Giant Magazine, which ceased publication in December 2009. The activity for the year ended December 31, 2011 resulted primarily from our remaining station in our Boston market entering into an LMA. The loss incurred for the year ended December 31, 2010 was due to legal and litigation spending from ongoing litigation for certain previous station sales. This spending was partially offset by the assumption of Giant Magazine’s subscriber liability by another publisher. The loss from discontinued operations, net of tax, includes no tax provision for the years ended December 30, 2011 and 2010.

Noncontrolling interests in income of subsidiaries

Year Ended December 31,		Increase/(Decrease)
2011	2010
$10,014	$2,008	$8,006	398.7%

The increase in noncontrolling interests in income of subsidiaries is due primarily to the impact of consolidating TV One’s operating results during the year ended December 31, 2011. The increase also relates to greater net income by Reach Media during the year ended December 31, 2011 compared to the same period in 2010.

Other Data

Station operating income

Station operating income increased to approximately $123.7 for the year ended December 31, 2011 compared to approximately $102.6 million for the year ended December 31, 2010, an increase of approximately $21.1 million or 20.6%. This increase was primarily due to consolidating TV One results, as TV One generated approximately $27.9 million of station operating income during the year ended December 31, 2011. Excluding the impact of consolidating TV One’s operating results, station operating income decreased by approximately $6.8 million primarily due to Reach Media events spending.

Station operating income margin

Station operating income margin decreased to 33.9% for the year ended December 31, 2011 from 36.7% for the year ended December 31, 2010. The margin decrease was primarily attributable to the impact of consolidating TV One results as well as Reach Media events spending as described above.

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009 (In thousands)

	For the Years Ended December 31,		Increase/(Decrease)
	2010	2009

Statements of Operations:
Net revenue	$279,720	$271,877	$7,843	2.9%
Operating expenses:
Programming and technical, excluding stock-based compensation	74,852	75,348	(496)	(0.7)
Selling, general and administrative, excluding stock-based compensation	102,231	90,557	11,674	12.9
Corporate selling, general and administrative, excluding stock-based compensation	28,117	23,492	4,625	19.7
Stock-based compensation	5,799	1,649	4,150	251.7
Depreciation and amortization	17,385	20,964	(3,579)	(17.1)
Impairment of long-lived assets	36,063	65,937	(29,874)	(45.3)
Total operating expenses	264,447	277,947	(13,500)	(4.9)
Operating income (loss)	15,273	(6,070)	21,343	351.6
Interest income	127	144	(17)	(11.8)
Interest expense	46,834	38,404	8,430	22.0
Gain on retirement of debt	6,646	1,221	5,425	444.3
Equity in income of affiliated company	5,558	3,653	1,905	52.1
Other expense, net	3,061	104	2,957	2,843.3
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and loss from discontinued operations, net of tax	(22,291)	(39,560)	17,269	43.7
Provision for income taxes	3,971	7,014	(3,043)	(43.4)
Net loss from continuing operations	(26,262)	(46,574)	20,312	43.6
Loss from discontinued operations, net of tax	(363)	(1,984)	1,621	81.7
Net loss	(26,625)	(48,558)	21,933	45.2
Noncontrolling interests in income of subsidiaries	2,008	4,329	(2,321)	(53.6)
Net loss attributable to common stockholders	$(28,633)	$(52,887)	$24,254	45.9%

Net revenue

Year Ended December 31,		Increase/(Decrease)
2010	2009
$279,720	$271,877	$7,843	2.9%

During the year ended December 31, 2010, we recognized approximately $279.7 million in net revenue compared to approximately $271.9 million during the same period in 2009. These amounts are net of agency and outside sales representative commissions, which were approximately $32.0 million during the year ended December 31, 2010, compared to approximately $28.4 million during the same period in 2009. Our internet business generated approximately $16.0 million in net revenue for the year ended December 31, 2010, compared to approximately $14.0 million during the same period in 2009, an increase of 14.1%. For our radio business, based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP (“Miller Kaplan”), the markets we operate in increased 7.2% in total revenues for the year ended December 31, 2010, 15.5% in national revenues, 3.8% in local revenues and 27.6% in digital revenues. While the Company’s total radio net revenue outperformed that of the markets in which we operate in Atlanta, Charlotte, Columbus, Dallas, Detroit, Houston, Indianapolis and St. Louis, we experienced net revenue declines in some of our markets, notably Baltimore, Cincinnati, Cleveland and Washington, DC. Reach Media net revenue declined 8.8% and was impacted by the December 31, 2009 expiration of a sales representation agreement with Citadel whereby a minimum level of revenue was guaranteed over the term of the agreement. Effective January 1, 2010, Reach Media’s newly established sales organization began selling its inventory on the Tom Joyner Morning Show and under a new commission based sales representation agreement with Citadel, which sells certain inventory owned by Reach Media in connection with its 106 radio station affiliate agreements. Radio segment net revenue increased 2.3% for the year ended December 31, 2010 compared to the same period in 2009.

Operating expenses

Programming and technical, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2010	2009
$74,852	$75,348	$(496)	(0.7)%

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

Selling, general and administrative, excluding stock-based compensation

Year Ended December 31,		Increase/(Decrease)
2010	2009
$102,231	$90,557	$11,674	12.9%

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

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. The increase in corporate expenses during the year ended December 31, 2010 is due primarily to payroll related items. This resulted from increased salaries expense from recently lifted salary reductions and due to the recording of bonuses. In addition, higher spending also resulted from increased compensation expense for the Chief Executive Officer in connection with the TV One award element in his employment agreement. To a lesser extent, additional spending was also due to increased legal costs, insurance and medical costs, higher travel and entertainment and increased bad debt expense.

Depreciation and amortization

Year Ended December 31,		Increase/(Decrease)
2010	2009
$17,385	$20,964	$(3,579)	(17.1)%

The decrease in depreciation and amortization expense for the year ended December 31, 2010 was due primarily to the completion of amortization for certain intangibles and the completion of useful lives for certain fixed assets.

Impairment of long-lived assets

Year Ended December 31,		Increase/(Decrease)
2010	2009
$36,063	$65,937	$(29,874)	(45.3)%

The decrease in impairment of long-lived assets for the year ended December 31, 2010 was related to non-cash impairment charges recorded to reduce the carrying value of radio broadcasting licenses and goodwill to their estimated fair values. The 2010 broadcast license impairment occurred in Philadelphia and the 2010 goodwill impairment occurred in Reach Media. The 2009 impairments were broadcast license impairments that occurred in 11 markets, namely in Charlotte, Cincinnati, Cleveland, Columbus, Dallas, Houston, Indianapolis, Philadelphia, Raleigh-Durham, Richmond and St. Louis. The impairments were driven in part by the economic downturn, slower radio industry and market revenue growth and resulting deteriorating cash flows, declining radio station transaction multiples and a higher cost of capital. The decline in values for long-lived assets such as licenses and other intangibles was neither unique nor specific to our individual markets, as this trend has impacted the valuations of the radio industry as a whole, and has impacted other broadcast and traditional media companies as well.

Interest expense

Year Ended December 31,		Increase/(Decrease)
2010	2009
$46,834	$38,404	$8,430	22.0%

The increase in interest expense for the year ended December 31, 2010 was due primarily to higher interest rates that took effect as a result of entering into a third amendment to our Credit Agreement in March 2010 as well as continuing defaults under our credit agreement that occurred or were existing as of each of June 30, 2010, July 1, 2010 and September 30, 2010. The third amendment waived a non-monetary technical default to the Credit Agreement associated with not designating certain subsidiaries as guarantors under our indentures governing our senior subordinated notes and lowered the revolver commitment under the Company’s bank facilities from $500.0 million to $400.0 million. In addition, as a result of our entry an amendment to our Previous Credit Agreement and amended exchange offer on November 24, 2010, higher interest rates were in effect for the last month of the year.

Gain on retirement of debt, net

Year Ended December 31,		Increase/(Decrease)
2010	2009
$6,646	$1,221	$5,425	444.3%

The net gain on retirement of debt for the year ended December 31, 2010 was due to the approximately $9.9 million gain on redemption of the Company’s outstanding 6⅜% Senior Subordinated Notes due 2013 at a discount. This amount was offset by a write-off of approximately $3.3 million of debt costs associated with the 2011 and 2013 Notes. The gain on retirement of debt for the year ended December 31, 2009 was due to the redemption of the Company’s outstanding 8⅞% Senior Subordinated Notes due July 2011 at a discount. The gain for the year ended December 31, 2009 resulted from the early redemption of approximately $2.4 million of the 8⅞% Senior Subordinated Notes at an average discount of 50.0%. As of December 31, 2010, a principal amount of approximately $747,000 remained outstanding on the 6⅜% Senior Subordinated Notes.

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

The other expense for the year ended December 31, 2010 was principally due to the write off of pro-rata portions of debt financing and modification costs. There were costs associated with the lowering of the revolver commitment under the Company’s bank facilities from $500.0 million to $400.0 million. The $100.0 million reduction to the revolver commitment resulted from entering into a third amendment to our Previous Credit Agreement in March 2010. The third amendment also waived a non-monetary technical default to the Previous Credit Agreement associated with not designating certain subsidiaries as guarantors under our indentures governing our senior subordinated notes. In addition, there were costs written off in connection with the Company’s uncompleted offering of the Abandoned Second Lien Notes. The majority of the net proceeds from the Second Lien Notes were expected to fund the acquisition of additional equity interests in TV One. However, the subscription offer to holders for the Second Lien Notes was abandoned in July 2010 and the Company determined not to further extend this subscription offer at that time. The write off of the debt financing and modification costs was partially offset by the recording of the value of translator equipment awarded to the Company as a result of a legal settlement.

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

Loss from discontinued operations, net of tax

Year Ended December 31,		Increase/(Decrease)
2010	2009
$(363)	$(1,984)	$1,621	81.7%

Included in the loss from discontinued operations, net of tax, are the results of operations for radio station clusters sold. Discontinued operations also include the results from operations for Giant Magazine, which ceased publication in December 2009. The loss incurred for the year ended December 31, 2010 was due to legal and litigation spending from ongoing litigation for certain previously sold stations. This spending was partially offset by the assumption of Giant Magazine’s subscriber liability by another publisher. The loss incurred for the year ended December 31, 2009 resulted from operating losses incurred by Giant Magazine in addition to legal and litigation expenses as a result of ongoing legal activity for certain station sales. The loss from discontinued operations, net of tax, includes no tax provision for the years ended December 30, 2010 and 2009.

Noncontrolling interests in income of subsidiaries

Year Ended December 31,		Increase/(Decrease)
2010	2009
$2,008	$4,329	$(2,321)	(53.6)%

The decrease in noncontrolling interests in income of subsidiaries is due to a decrease in Reach Media’s net income for the year ended December 31, 2010 compared to the same period in 2009.

Other Data

Station operating income

Station operating income decreased to approximately $102.6 million for the year ended December 31, 2010 compared to approximately $106.0 million for the year ended December 31, 2009, a decrease of approximately $3.4 million or 3.2%. This decrease was primarily due to increased expenses with minimal increases in revenues. Increased spending was primarily due to payroll related expenses from the restoration of salaries, bonuses, and commissions. Additionally, operating expenses increased due to the non-recurrence of vacation savings from 2009 vacation plan changes and forced office closings. In addition there were higher national representation fees, additional research expenses, and increased bad debt expense in 2010 compared to the corresponding 2009 period.

Station operating income margin

Station operating income margin decreased to 36.7% for the year ended December 31, 2010 from 39.0% for the year ended December 31, 2009. This decrease was primarily attributable to a decline in station operating income as described above.

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

Credit Facilities

March 2011 Refinancing Transaction

On March 31, 2011, the Company entered into a new senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks, and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund our obligation with respect to a capital call initiated by TV One.  The total amount available under the 2011 Credit Agreement is $411.0 million, consisting of a $386.0 million term loan facility that matures on March 31, 2016 and a $25.0 million revolving loan facility that matures on March 31, 2015. Borrowings under the credit facilities are subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the credit facilities can be used for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes.

The 2011 Credit Agreement contains affirmative and negative covenants that the Company is required to comply with, including:

(a)   maintaining an interest coverage ratio of no less than:

▪	1.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:

▪	5.25 to 1.00 on June 30, 2011;
▪	5.00 to 1.00 on September 30, 2011 and December 31, 2011;
▪	4.75 to 1.00 on March 31, 2012;
▪	4.50 to 1.00 on June 30, 2012, September 30, 2012 and December 31, 2012;
▪	4.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013;
▪	3.75 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014;
▪	3.25 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:

▪	9.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through December 31, 2011;
▪	9.00 to 1.00 on March 31, 2012;
▪	8.75 to 1.00 on June 30, 2012;
▪	8.50 to 1.00 on September 30, 2012 and December 31, 2012;
▪	8.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013;
▪	7.50 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014;
▪	6.50 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(d)   limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of December 31, 2011, ratios calculated in accordance with the 2011 Credit Agreement, are as follows:

	As of December 31, 2011		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$78.2

Pro Forma Last Twelve Months Interest Expense (In millions)	$48.2

Senior Debt (In millions)	$365.3
Total Debt (In millions)	$678.8

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.67	x	5.00	x	0.33	x

Total Leverage
Total Debt / Covenant EBITDA	8.68	x	9.25	x	0.57	x

Interest Coverage
Covenant EBITDA / Interest Expense	1.62	x	1.25	x	0.37	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, the calculations for the ratios above do not include the operating results and related debt of Reach Media and TV One.

As of December 31, 2011, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement.  Measurement of interest coverage, senior secured leverage, and total leverage ratios began on June 30, 2011.

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

As of December 31, 2011, the Company had approximately $23.8 million of borrowing capacity under its revolving credit facility. Taking into consideration the financial covenants under the 2011 Credit Agreement, approximately $23.8 million of the revolving credit facility was available to be borrowed.

As of December 31, 2011, the Company had outstanding approximately $383.1 million on its term credit facility. During the year ended December 31, 2011, the Company repaid approximately $2.9 million under the 2011 Credit Agreement. Proceeds from the 2011 Credit Agreement of approximately $378.3 million, net of original issue discount, were used to repay the Amended and Restated Credit Agreement (as defined below) and pay other fees and expenses, with the balance of the proceeds used to fund the TV One capital call. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

Period between and including the November 2010 Refinancing Transactions and entering into the 2011 Credit Agreement

On November 24, 2010, the Company entered into a credit agreement amendment with its prior syndicate of banks. The credit agreement amendment, which amended and restated the Previous Credit Agreement (as defined below) (as so amended and restated, the “Amended and Restated Credit Agreement”), among other things, replaced the existing amount of outstanding revolving loans with a $323.0 million term loan and provided for three tranches of revolving loans, including a $20.0 million revolver to be used for working capital, capital expenditures, investments, and other lawful corporate purposes, a $5.1 million revolver to be used solely to redeem and retire the 2011 Notes, and a $13.7 million revolver to be used solely to fund a capital call with respect to TV One (the “November 2010 Refinancing Transaction”).

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

On March 31, 2011, the Company repaid all obligations under, and terminated, the Amended and Restated Credit Agreement with proceeds from a new senior credit facility governed by the 2011 Credit Agreement. During the quarter ended March 31, 2011 the Company did not borrow from the Amended and Restated Credit Agreement and repaid approximately $353.7 million.

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

As of December 31, 2011, the Company had outstanding $747,000 of its 6⅜% Senior Subordinated Notes due February 2013 and $312.8 million of our 12½%/15% Senior Subordinated Notes due May 2016. During the year ended December 31, 2010, pursuant to the debt exchange, the Company repurchased $101.5 million of the 8⅞% Senior Subordinated Notes at par and $199.3 million of the 6⅜% Senior Subordinated Notes at an average discount of 5.0%, and recorded a gain on the retirement of debt of approximately $6.6 million, net of the write-off of deferred financing costs of approximately $3.3 million. The 12½%/15% Senior Subordinated Notes due May 2016 had a carrying value of $312.8 million and a fair value of approximately $262.8 million as of December 31, 2011, and the 6⅜% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $710,000 as of December 31, 2011. The fair values were determined based on the trading value of the instruments as of the reporting date.

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

During the year ended December 31, 2011, the Company paid cash interest in the amount of approximately $17.3 million and issued approximately $26.0 million of additional 12½%/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect.

The indentures governing the Company’s 12½%/15% Senior Subordinated Notes also contain covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase common stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.

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

The following table summarizes the interest rates in effect with respect to our debt as of December 31, 2011:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$376.4	7.50%
12½ %/15% Senior Subordinated Notes (fixed rate)	$312.8	15.00%
10% Senior Secured TV One Notes due March 2016 (fixed rate)	$119.0	10.00%
6⅜% Senior Subordinated Notes (fixed rate)	$0.7	6.38%

(1)	Subject to variable Libor Rate plus a spread currently at 6.00% and incorporated into the applicable interest rate set forth above.

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

Reach Media issued a $1.0 million promissory note payable in November 2009 to a subsidiary of Citadel, which was acquired by Cumulus Media Inc. in September 2011. The note bears interest at 7.0% per annum, which was payable quarterly, and the entire principal amount was due on December 31, 2011. The note was repaid on December 30, 2011.

The following table provides a comparison of our statements of cash flows for the years ended December 31, 2011 and 2010:

	2011	2010
	(In thousands)

Net cash flows provided by operating activities	$55,018	$17,836
Net cash flows used in investing activities	32,388	(4,664)
Net cash flows used in financing activities	(60,659)	(23,943)

Net cash flows provided by operating activities were approximately $55.0 million for the year ended December 31, 2011 compared to net cash flows provided by operating activities of approximately $17.8 million for the year ended December 31, 2010. Net cash flows provided by operating activities for the year ended December 31, 2011 increased from the prior year due primarily to changes in non cash items included in consolidated net loss, offset by changes in operating assets and liabilities, consisting of a decrease in cash flows from the change in accounts receivable.

Net cash flows provided by investing activities were approximately $32.4 million for the year ended December 31, 2011 compared to net cash flows used in investing activities of approximately $4.7 million for the year ended December 31, 2010. Cash flow from investing activities for the year ended December 31, 2011 increased from the prior year primarily due to the net cash and investments acquired in connection with the TV One consolidation of approximately $65.2 million. Capital expenditures, including digital tower and transmitter upgrades, content assets, and deposits for station equipment and purchases were approximately $32.9 million and $4.3 million for the years ended December 31, 2011 and 2010, respectively.

Net cash flows used in financing activities were approximately $60.7 million and $23.9 million for the year ended December 31, 2011 and 2010, respectively. During the years ended December 31, 2011 and 2010, respectively, we borrowed approximately $378.3 million and $342.0 million from our credit facility and repaid approximately $357.6 million and $339.3 million in outstanding debt.  During the years ended December 31, 2011, we repurchased a non controlling interest in TV One for approximately $54.6 million. During the years ended December 31, 2011 and 2010, respectively, we capitalized approximately $6.3 million and $19.8 million of costs associated with our evaluation of various alternatives associated with our indebtedness and its upcoming maturities. TV One and Reach Media paid approximately $12.3 million and $1.5 million, and $0 and $2.8 million, respectively in dividends to noncontrolling interest shareholders for the year ended December 31, 2011 and 2010. In addition, during the year ended December 31, 2011 we repurchased $73,000 of our Class A Common Stock and approximately $9.4 million of our Class D Common Stock.

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

Recent Accounting Pronouncements

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

In September 2011, the FASB issued ASU 2011-08, which provides companies with an option to perform a qualitative assessment that may allow them to skip the two-step impairment test. ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect such adoption will have a material impact on the Company’s results of operations, financial condition or its disclosures.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which was subsequently modified in December 2011 by ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU amends existing presentation and disclosure requirements concerning comprehensive income, most significantly by requiring that comprehensive income be presented with net income in a continuous financial statement, or in a separate but consecutive financial statement. The provisions of this ASU (as modified) are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our accounting policies are described in Note 1 of our consolidated financial statements – Organization and Summary of Significant Accounting Policies. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. We consider the following policies and estimates to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. We acquired the controlling interest in TV One as of April 14, 2011, and as such, have included new accounting policies related to our cable television segment as of December 31, 2011.

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

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of December 31, 2011, we had approximately $677.4 million in broadcast licenses and $272.0 million in goodwill, which totaled $949.4 million, and represented approximately 63.9% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. For the years ended December 2011, 2010 and 2009, we recorded impairment charges against radio broadcasting licenses and goodwill of approximately $14.5 million, $36.1 million and $65.6 million, respectively. Significant impairment charges have been a recent trend experienced by media companies in general, and are not unique to us.

We test for impairment annually, or when events or changes in circumstances or other conditions suggest impairment may have occurred. Our annual impairment testing is performed as of October 1 of each year. Impairment exists when the carrying value of these assets exceeds its respective fair value. When the carrying value exceeds fair value, an impairment amount is charged to operations for the excess.

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

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. As of December 31, 2011, we had 19 reporting units, which were comprised of our 15 radio markets and four other business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach method. The approach generally involves a 10-year model with similar variables as described above, except that the discounted cash flows are generally based on the Company’s estimated and projected market share and operational performance for its owned radio markets or other business divisions. We also utilize a market-based approach to evaluate the reasonableness of our fair value estimates for our reporting units. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations.

In March, June and September of 2011, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Reach Media net revenues and cash flow internal projections were revised. Management revised its internal projections for Reach Media by lowering the long-term revenue growth rates previously assumed in our 2010 year end assessment. The discount rate was lowered from 13.5% from the 2010 annual assessment to 13.0% for the June 2011 assessment and again lowered to 12.0% for the September 2011 assessment. As part of the year end impairment testing, the rate was increased to 12.5% and we reduced our operating cash flow projections and assumptions compared to the interim assessments based upon actual operating results which did not meet budgeted results. Based on the testing performed throughout 2011, the Company concluded that Reach Media goodwill was not impaired. Due to amendments of existing Reach Media affiliate agreements with Radio One, Reach Media’s expected future cash flows will be reduced. As a result, the Company recognized a non-cash impairment charge of $7.8 million associated with other intangible assets.

 As part of our annual testing, when arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed a reasonableness test by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2011 were reasonable.

Below are some of the key assumptions used in the income approach model for estimating the broadcasting license and goodwill fair values for the annual and interim impairment testing performed since January 2009.

Radio Broadcasting	February 28,	August 31,	October 1,	October 1,	May 31,	September 30,	October 1,
Licenses	2009	2009 (a)	2009	2010	2011 (a)	2011 (a)	2011

Pre-tax impairment charge (in millions)	$49	$–	$16.1	$19.9	$—	$—	$—

Discount Rate	10.5%	–	10.5%	10.0%	10.0%	9.5%	10.0%

Year 1 Market Revenue Growth or Decline Rate or Range	(13.1)%-(17.7)%	(22.3)%	1.0%	1.0% -3.0%	1.3% -2.8%	1.5% -2.0%	1.5% -2.5%

Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	–	1.0% - 2.5%	1.0% - 2.5%	1.5% - 2.0%	1.5% - 2.0%	1.0% - 2.0%
Mature Market Share Range	1.2% - 27.0%	–	0.8% - 28.1%	0.8% - 28.3%	9.0% - 22.5%	9.3% - 22.4%	0.7% - 28.9%
Operating Profit Margin Range	17.7% - 50.7%	–	18.5% - 50.7%	19.0% - 47.3%	32.7% - 40.8%	32.7% - 33.0%	19.1% - 47.4%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Goodwill (Radio Market Reporting	February 28,	August 31,	October 1,	October 1,	May 31,	September 30,	October 1,
Units)	2009	2009 (a)	2009 (b)	2010 (c)	2011 (d)	2011 (d)	2011

Pre-tax impairment charge (in millions)	$–	$–	$0.6	$–	$–	$–	$14.5

Discount Rate	10.5%	–	10.5%	10.0%	10.0%	9.5%	10.0%
Year 1 Market Revenue Decline or Growth Rate or Range	(13.1)% - (17.7)%	(19.9)%	1.0%	1.5% -3.0%	1.5% -3.0%	1.5%	2.0% -2.5%

Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	–	1.5% - 2.5%	1.5% - 2.5%	1.5% - 2.0%	1.5%	1.5% - 2.0%
Mature Market Share Range	2.8% - 22.0%	–	7.0% - 16.5%	7.0% - 23.0%	7.0% - 23.0%	13.8%	7.4% - 20.8%
Operating Profit Margin Range	15.0% - 61.5%	–	30.0% - 57.5%	27.5% - 58.0%	30.0% - 56.0%	36.0%	29.5% - 54.0%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain reporting units.
(b)	Reflects some of the key assumptions for testing only those radio markets with remaining goodwill for October 2009.
(c)	Reflects some of the key assumptions for testing only those radio markets with remaining goodwill for October 2010.
(d)	Reflects changes only to the key assumptions used in the second and third quarter 2011 interim testing for certain reporting units.

 Below are key assumptions used in the income approach model for estimating the fair value for Reach Media for the annual and interim impairment tests. When compared to the discount rate used for assessing radio market reporting units, the higher discount rate used in this assessment reflects a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. The Company recorded an impairment charge of $16.1 million for the year ended December 31, 2010, and concluded no impairment to Reach Media goodwill for any other period.

	October		February	May	August	December	March	June	September	December
	1,		28,	31,	31,	31,	31,	30,	30,	31,
Reach Media Goodwill	2009		2010	2010	2010	2010	2011	2011	2011	2011

Pre-tax impairment charge (in millions)	$–		$–	$–	$–	$16.1	$–	$–	$–	$–

Discount Rate	14.0%		13.5%	13.5%	13.0%	13.5%	13.5%	13.0%	12.0%	12.5%
Year 1 Revenue Growth Rate	16.5	%(a)	8.5%	2.5%	2.5%	2.5%	2.5%	2.5%	2.5%	2.5%
Long-term Revenue Growth Rate Range	2.5% - 3.0%		2.5% – 3.0%	2.5% – 2.9%	2.5% – 3.3%	(2.6)% - 4.4%	(1.3)% - 4.9%	(0.2)% - 3.9%	(2.0)% - 3.5%	3.0% - 12.7%
Operating Profit Margin Range	27.2% - 35.3%		22.7% - 31.4%	23.3% - 31.5%	25.5% - 31.2%	15.5% - 25.9%	16.2% - 27.4%	17.6% - 22.6%	18.8% - 21.7%	(2.0)% - 16.8%

In August 2009, with the weak economy and its negative impact on online advertising, the Company lowered its internal projections for its Interactive One reporting unit, and performed its first interim impairment testing. Below are some of the key assumptions used in the income approach model for determining the fair value as of August 2009, October 2009, October 2010 and October 2011. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. As a result of the testing, the Company concluded no impairment to the carrying value had occurred. We did not make any changes to the methodology for valuing or allocating goodwill when determining the carrying value.

Goodwill (Internet	August 31,	October 1,	October 1,	October 1,
Segment)	2009	2009	2010	2011

Pre-tax impairment charge (in millions)	$-	$-	$-	$-

Discount Rate	17.0%	16.5%	15.0%	14.5%

Year 1 Revenue Growth Rate	13.7%	13.7%	24.5%	20.3%
Long-term Revenue Growth Rate (Year 10)	3.5%	3.5%	3.0%	2.5%
Operating Profit Margin Range	8.8% - 42.9%	10.8% - 42.2%	(0.6)% - 32.7%	0.0% - 28.8%

The Company performed its first impairment testing in the Cable Television segment in December 2011. Below are some of the key assumptions used in the income approach model for determining the fair value as of December 2011. As a result of the testing performed, the Company concluded no impairment to the carrying value of goodwill had occurred.

Cable Television Goodwill	December 31, 2011

Pre-tax impairment charge (in millions)	$–

Discount Rate	11.5%
Year 1 Revenue Growth Rate	13.9%
Long-term Revenue Growth Rate Range	2.7% - 13.9%

Operating Profit Margin Range	29.9% - 42.2%

The above four goodwill tables reflect some of the key valuation assumptions used for 12 of our 19 reporting units. As a result of our year end testing, we recorded a goodwill impairment charge of approximately $14.5 million for the Columbus reporting unit. The other seven remaining reporting units had no goodwill carrying value balances as of December 31, 2011.

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed a reasonableness test by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our fair value estimates to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessment for 2011 were reasonable.

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

As of December 31, 2011, we had a total goodwill carrying value of approximately $272.0 million across 12 of our 19 reporting units. The below table indicates the long-term cash flow growth rates assumed in our impairment testing and the long-term cash flow growth/decline rates that would result in additional goodwill impairment. For two of the reporting units, given the significant excess of their fair value over carrying value, any future goodwill impairment is not likely. However, should our estimates and assumptions for assessing the fair values of the remaining reporting units with goodwill worsen to reflect the below or lower cash flow growth/decline rates, additional goodwill impairments may be warranted in the future.

Reporting Unit	Long-Term Cash Flow Growth Rate Used	Long-Term Cash Flow Growth/Decline Rate That Would Result in Impairment (a)
2	2.0%	Impairment not likely
16	2.0%	Impairment not likely
12	2.0%	0.9%
19	2.5%	2.0%
21	3.0%	2.4%
1	2.0%	(0.2)%
5	1.5%	(1.0)%
6	1.5%	(1.8)%
10	2.0%	(2.1)%
13	2.0%	(4.1)%
11	1.5%	(11.0)%
18	2.7%	(14.0)%

(a)	The long-term cash flow growth/decline rate that would result in additional goodwill impairment applies only to further goodwill impairment and not to any future license impairment that would result from lowering the long-term cash flow growth rates used.

 Several of the licenses in our units of accounting have limited excess of fair values over their respective carrying values. Per the table below, as December 31, 2011, we appraised the radio broadcasting licenses at a fair value of approximately $851.7 million, which was in excess of the $677.4 million carrying value by $174.3 million, or 25.7%. The fair values of the licenses exceeded the carrying values of the licenses for all units of accounting. Should our estimates, assumptions, or events or circumstances for any upcoming valuations worsen in the units with no or limited fair value cushion, additional license impairments may be needed in the future.

	Radio Broadcasting Licenses
	As of
	December 31, 2011 Carrying	October 1, 2011 Fair	Excess
Unit of Accounting (a)	Values ("CV")	Values ("FV")	FV vs. CV	% FV Over CV
	(In thousands)

Unit of Accounting 12	$58,779	$59,551	$772	1.3%
Unit of Accounting 6	26,242	28,284	2,042	7.8%
Unit of Accounting 7	19,265	20,211	946	4.9%
Unit of Accounting 8	66,715	73,065	6,350	9.5%
Unit of Accounting 10	179,541	181,405	1,864	1.0%
Unit of Accounting 11	21,135	25,398	4,263	20.2%
Unit of Accounting 13	52,556	61,450	8,894	16.9%
Unit of Accounting 2	3,086	70,477	67,391	2,183.8%
Unit of Accounting 4	9,482	10,221	739	7.8%
Unit of Accounting 5	18,657	20,308	1,651	8.8%
Unit of Accounting 14	20,434	23,206	2,772	13.6%
Unit of Accounting 15	20,886	24,145	3,259	15.6%
Unit of Accounting 9	34,270	38,153	3,883	11.3%
Unit of Accounting 1	93,394	115,852	22,458	24.0%
Unit of Accounting 16	52,965	99,944	46,979	88.7%
Total	$677,407	$851,670	$174,263	25.7%

(a)	The units of accounting are not disclosed on a specific market basis so as to not make publicly available sensitive information that could be competitively harmful to the Company.

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

	Hypothetical Increase in the Recorded Impairment Charge For the Year Ended December 31, 2011
	Broadcasting Licenses	Goodwill
	(In millions)

Pre-tax impairment charge recorded:
Radio Market Reporting Units	$-	$14.5
Radio Syndication Reporting Unit	-	-
Cable Television Reporting Unit	-	-
Internet Reporting Unit	-	-
Total Impairment Recorded	$-	$14.5

Hypothetical Change for Radio Market Reporting Units:
A 100 basis point decrease in radio industry growth rates	$19.6	$-
A 100 basis point decrease in cash flow margin	$3.2	$-
A 100 basis point increase in the applicable discount rate	$42.0	$2.9
A 5% reduction in the fair value of broadcasting licenses and reporting units	$9.5	$-
A 10% reduction in the fair value of broadcasting licenses and reporting units	$25.0	$-

Hypothetical Change for Reach Media Reporting Unit:
A 100 basis point decrease in revenue growth rates	Not applicable	$1.1
A 100 basis point decrease in cash flow margin	Not applicable	$1.1
A 100 basis point increase in the applicable discount rate	Not applicable	$1.7
A 5% reduction in the fair value of the reporting unit	Not applicable	$0.4
A 10% reduction in the fair value of the reporting unit	Not applicable	$1.5

Hypothetical Change for Cable Television Reporting Unit:
A 100 basis point decrease in revenue growth rates	Not applicable	$5.0
A 100 basis point decrease in cash flow margin	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$18.8
A 5% reduction in the fair value of the reporting unit	Not applicable	$3.7
A 10% reduction in the fair value of the reporting unit	Not applicable	$16.4

Hypothetical Change for Internet Reporting Unit:
A 100 basis point decrease in revenue growth rates	Not applicable	$-
A 100 basis point decrease in cash flow margin	Not applicable	$-
A 100 basis point increase in the applicable discount rate	Not applicable	$-
A 5% reduction in the fair value of the reporting unit	Not applicable	$-
A 10% reduction in the fair value of the reporting unit	Not applicable	$-

Impairment of Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. The Company reviewed certain intangibles for impairment during 2011 and recorded an impairment charge of approximately $7.8 million related to the long-lived assets of Reach Media. The Company reviewed certain intangibles for impairment during 2010 and determined no impairment charges were necessary. The Company reviewed certain intangibles for impairment during 2009, mainly advertising related intangibles and favorable leases, and recorded impairment charges against one of the favorable leases for $297,000. Any changes in the valuation estimates and assumptions or changes in certain events or circumstances could result in changes to the estimated fair values of these intangible assets and may result in future write-downs to the carrying values. The Company recorded impairment charges in the amounts of approximately $7.8 million, $0, and $297,000 for the years ended 2011, 2010 and 2009, respectively.

Allowance for Doubtful Accounts

We must make estimates of the uncollectability of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the past four years, our historical bad debt results have averaged approximately 5.2% of our outstanding trade receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required.

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

To address the exposures of unrecognized tax positions, in January 2007, we adopted ASC 740 pertaining to the accounting for uncertainty in income taxes, which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of December 31, 2011, we had approximately $5.8 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

Our estimated effective tax rate for the year ended December 31, 2011 was 83.8%. Excluding the impact of the valuation allowance, the effect of a one percentage point increase in our estimated tax rate as of December 31, 2011 would result in an increase in the income tax provision of $796,000. The one percentage point increase in the income tax provision would result in a decrease in net income of $796,000, and the net income per share, both basic and diluted would decrease to $0.04 for continuing operations versus total net income available to common shareholders, and the net loss per share for discontinued operations would be unchanged for the year ended December 31, 2011.

Realizability of Deferred Tax Assets

Except for DTAs that may be benefited by future reversing deferred tax liabilities (“DTLs”) and DTAs related to Reach Media, the Company maintains a full valuation allowance for its DTAs, mainly NOLs, as it was determined that more likely than not, the DTAs would not be realized. The Company reached this determination based on its then cumulative loss position and the uncertainty of future taxable income. Consistent with that prior realizability assessment, the Company has recorded a full valuation allowance for additional NOLs generated from the tax deductible amortization of indefinite-lived assets, as well as DTAs created by impairment charges on certain indefinite-lived intangibles for the years ended December 31, 2009, 2010 and 2011.  For remaining DTAs that are not fully reserved, we believe that these assets will be realized; however, if we do not generate the projected levels of future taxable income in those specific jurisdictions, an additional valuation allowance may need to be recorded in the future.

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

Fair Value Measurements

The Company has accounted for an award called for in the CEO’s employment agreement (the “Employment Agreement”) as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” According to the Employment Agreement, which was executed in April 2008, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause.  The Company is currently in negotiations with the Company’s CEO for a new employment agreement. Until such time as his new employment agreement is executed, the terms of his April 2008 employment agreement remain in effect including eligibility for the TV One award.

The Company reassessed the estimated fair value of the award as of December 31, 2011 at approximately $10.3 million and, accordingly, recorded compensation expense and a liability for that amount. The fair value of the award as of December 31, 2010 was approximately $6.8 million. The fair valuation incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interests as of December 31, 2011 and 2010 was $20.3 million and $30.6 million, respectively.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

The TV One incentive award plan balance is measured based on the estimated enterprise fair value of TV One. As of December 31, 2011, the Company determined the enterprise fair value of TV One with the assistance of a third-party valuation firm. As the Company will measure changes in the fair value of these balances at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the amounts previously recorded.

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

Capital and Commercial Commitments

 Indebtedness

We have several debt instruments outstanding within our corporate structure. The total amount available under our 2011 Credit Agreement is $411.0 million, consisting of a $386.0 million term loan facility that matures on March 31, 2016 and a $25.0 million revolving loan facility that matures on March 31, 2015. We also have outstanding $747,000 in 6⅜% Senior Subordinated Notes due February 2013 and $312.8 million in our 12½/15% Senior Subordinated Notes due May 2016. Finally, TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016. See “Liquidity and Capital Resources.”

Reach Media issued a $1.0 million promissory note in November 2009 to a subsidiary of Citadel, which was acquired by Cumulus Media Inc. in September 2011. The note was issued in connection with Reach Media reacquiring Citadel’s noncontrolling stock ownership in Reach Media as well as entering into a new sales representation agreement with Radio Networks, a subsidiary of Citadel. The note bears interest at 7.0% per annum, which is payable quarterly, and the entire principal amount was due on December 31, 2011. The note was paid in full according to its terms on December 30, 2011.

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

Royalty Agreements

Effective December 31, 2009, our radio music license agreements with the two largest performance rights organizations, American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”) expired. The Radio Music License Committee (“RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, has reached an agreement with these organizations on a temporary fee schedule that reflects a provisional discount of 7.0% against 2009 fee levels. The temporary fee reductions became effective in January 2010. Absent an agreement on long-term fees between the RMLC and ASCAP and BMI, the U.S. District Court in New York has the authority to make an interim and permanent fee ruling for the new contract period. In May 2010 and June 2010, the U.S. District Court’s judge charged with determining the licenses fees ruled to further reduce interim fees paid to ASCAP and BMI, respectively, down approximately another 11.0% from the previous temporary fees negotiated with the RMLC. In January 2012, the U.S. District Court approved a settlement between RMLC and ASCAP. The settlement determines the amount to be paid to ASCAP for usage through 2016. In addition, stations will receive a credit for overpayments made in 2010 and 2011.

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2015. In connection with these agreements, the Company incurred expenses of approximately $3.1 million and $12.5 million for the three month period and the year ended December 31, 2011, respectively, and approximately $2.7 million and $11.4 million, respectively, for the three month period and the year ended December 31, 2010.

Reach Media Noncontrolling Interest Shareholders’ Put Rights

Beginning on February 28, 2012, the noncontrolling interest shareholders of Reach Media have an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares.   Beginning in 2012, this annual right can be exercised for a 30-day period beginning February 28 of each year. The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Radio One, at the discretion of Radio One. As a result, our ability to fund business operations, new acquisitions or new business initiatives could be limited. The noncontrolling interest shareholders of Reach Media did not exercise their right during the 30-day period that ended March 29, 2012, however, we have no assurances that they will or will not exercise their rights in future years.

 Contractual Obligations Schedule

The following table represents our scheduled contractual obligations as of December 31, 2011:

	Payments Due by Period
Contractual Obligations	2012	2013	2014	2015	2016	2017 and Beyond	Total
	(In thousands)
6 3/8% Senior Subordinated Notes(1)	$48	$753	$—	$—	$—	$—	$801
12 1/2%/15% Senior Subordinated Notes(1)	43,838	40,879	40,879	40,879	339,980	—	506,455
Credit facilities(2)	33,129	32,409	32,120	31,830	374,658	—	504,146
Other operating contracts/ agreements(3)	63,973	27,789	21,478	5,100	4,022	638	123,000
Operating lease obligations	9,503	8,054	7,026	5,932	5,107	16,464	52,086
Senior Secured Notes(4)	11,900	11,900	11,900	11,900	121,777	—	169,377
Total	$162,391	$121,784	$113,403	$95,641	$845,544	$17,102	$1,355,865

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of December 31, 2011.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of December 31, 2011.

(3)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to their content assets as well as prepaid programming related agreements.

(4)	Represents $119.0 million issued by TV One in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

As of December 31, 2010, we had a swap agreement in place for a total notional amount of $25.0 million. At that point, the period remaining on the swap agreement was 18 months. The remaining $25.0 million swap agreement was terminated in conjunction with the March 31, 2011 retirement of our Previous Credit Agreement and we have no swap arrangements in connection with the 2011 Credit Agreement.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had four standby letters of credit totaling $1.2 million in connection with our annual insurance policy renewals and real estate leases.  In addition, Reach Media had a letter of credit of $500,000 outstanding as of December 31, 2011.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

As of December 31, 2011, our exposure related to market risk had not changed materially since December 31, 2010.

Both the term loan facility and the revolving facility under our 2011 Credit Agreement bear interest, at our option, at a rate equal to either the London Interbank Offered Rate (“LIBOR”), subject to a LIBOR floor plus a margin or the base rate plus a margin The base rate is equal to the greater of the prime rate, the Federal Funds Effective Rate plus 0.50% and the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. We also pay a commitment fee of 0.75% per annum on the unused commitment of the revolving facility. We are exposed to interest rate volatility with respect to this variable rate debt. If the borrowing rates under LIBOR were to increase two percentage points above the current rates at December 31, 2011, our interest expense on the term portion of the credit facility would increase approximately $3.9 million on an annual basis.

The determination of the estimated fair value of our fixed-rate debt is subject to the effects of interest rate risk. The estimated fair value of our 12 1/2%/15% Senior Subordinated Notes and our 6⅜% Senior Subordinated Notes at December 31, 2011 were approximately $262.8 million and $710,000, respectively, and the carrying amounts were $312.8 million and $747,000, respectively. The estimated fair value of the TV One Notes approximates carrying value.

The estimated fair value of our 12 1/2%/15% and 2013 Notes at December 31, 2010 were approximately $278.2 million and $672,000, respectively, and the carrying amounts were approximately $286.8 million and $747,000, respectively.

The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 12 1/2%/15% Senior Subordinated Notes from approximately $262.8 million to $278.4 million at December 31, 2011. The effect of a hypothetical one percentage point decrease in expected current interest rate yield would be to increase the estimated fair value of our 6⅜% Senior Subordinated Notes from approximately $710,000 to $835,000 at December 31, 2011.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of Radio One required by this item are filed with this report on Pages F-1 to F-69.

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

In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide a reasonable level of assurance of reaching our desired disclosure controls objective. Our management, including our CEO and CFO, has concluded that our disclosure controls and procedures are effective in reaching that level of reasonable assurance.

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

The framework used in carrying our evaluation was the Internal Control — Integrated Framework published by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In evaluating our information technology controls, we also used the framework contained in the Control Objectives for Information and related Technology (COBIT®), which was developed by the Information Systems Audit and Control Association’s (ISACA) IT Governance Institute, as a complement to the COSO internal control framework. This Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm pursuant to Section 989G of the Dodd-Frank Wall Street Reform and Consumer Protection Act. However, based on our evaluation under these frameworks, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2011.

(c) Changes in internal control over financial reporting

During the year ended December 31, 2011, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers required by this Item 10 is incorporated into this report by reference to the information set forth under the caption “Nominees for Class A Directors,” “Nominees for Other Directors,” “Code of Conduct,” and “Executive Officers” in our proxy statement for the 2012 Annual Meeting of Stockholders, which is expected to be filed with the Commission within 120 days after the close of our fiscal year.

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements

The following financial statements required by this item are submitted in a separate section beginning on page F-1 of this report:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

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

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Radio One, Inc., dated as of May 4, 2000, as filed with the State of Delaware on May 9, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended March 31, 2000).
3.1.1	Certificate of Amendment, dated as of September 21, 2000, of the Amended and Restated Certificate of Incorporation of Radio One, Inc., dated as of May 4, 2000, as filed with the State of Delaware on September 21, 2000 (incorporated by reference to Radio One’s Current Report on Form 8-K filed October 6, 2000).
3.2	Amended and Restated By-laws of Radio One, Inc. amended as of August 7, 2009 (incorporated by reference to Radio One’s Current Report on Form 8-K filed August 21, 2009).
3.3	Restated Articles of Incorporation of Bell Broadcasting Company (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.4	Restated Bylaws of Bell Broadcasting Company (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.5	Articles of Organization of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).

3.6	Operating Agreement of Blue Chip Broadcasting Licenses, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.7	Articles of Organization of Blue Chip Broadcasting, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.8	Amended and Restated Operating Agreement of Blue Chip Broadcasting, Ltd. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.9	Certificate of Formation of Charlotte Broadcasting, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.10	Limited Liability Company Agreement of Charlotte Broadcasting, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.11	Articles of Incorporation of Community Connect Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.12	Bylaws of Community Connect Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.13	Certificate of Formation of Community Connect, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.14	Limited Liability Company Agreement of Community Connect, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.15	Certificate of Formation of Distribution One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.16	Limited Liability Company Agreement of Distribution One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.17	Certificate of Incorporation of Hawes-Saunders Broadcast Properties, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.18	Amended and Restated Bylaws of Hawes-Saunders Broadcast Properties, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.19	Articles of Incorporation of Interactive One, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.20	Bylaws of Interactive One, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.21	Certificate of Formation of Interactive One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.22	Limited Liability Company Agreement of Interactive One, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.23	Certificate of Incorporation of New Mableton Broadcasting Corporation (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.24	Bylaws of New Mableton Broadcasting Corporation (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.25	Articles of Radio One Cable Holdings, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.26	Bylaws of Radio One Cable Holdings, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.27	Certificate of Formation of Radio One Distribution Holdings, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).

3.28	Limited Liability Company Agreement of Radio One Distribution Holdings, LLC. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed February 9, 2011).
3.29	Certificate of Formation of Radio One Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.30	Limited Liability Company Agreement of Radio One Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.31	Certificate of Formation of Radio One Media Holdings, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.32	Limited Liability Company Agreement of Radio One Media Holdings, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.33	Certificate of Formation of Radio One of Atlanta, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.34	Limited Liability Company Agreement of Radio One of Atlanta, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.35	Certificate of Formation of Radio One of Boston Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.36	Limited Liability Company Agreement of Radio One of Boston Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.37	Certificate of Incorporation of Radio One of Boston, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.38	Bylaws of Radio One of Boston, Inc. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.39	Certificate of Formation of Radio One of Charlotte, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.40	Limited Liability Company Agreement of Radio One of Charlotte, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.41	Certificate of Formation of Radio One of Detroit, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.42	Limited Liability Company Agreement of Radio One of Detroit, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.43	Certificate of Limited Partnership of Radio One of Indiana, L.P. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.44	Limited Partnership Agreement of Radio One of Indiana, L.P. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.45	Certificate of Formation of Radio One of Indiana, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.46	Limited Liability Company Agreement of Radio One of Indiana, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.47	Certificate of Formation of Radio One of North Carolina, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.48	Limited Liability Company Agreement of Radio One of North Carolina, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).

3.49	Certificate of Formation of Radio One of Texas II, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.50	Limited Liability Company Agreement of Radio One of Texas II, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.51	Certificate of Formation of ROA Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.52	Limited Liability Company Agreement of ROA Licenses, LLC (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.53	Certificate of Formation of Satellite One, L.L.C. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
3.54	Limited Liability Company Agreement of Satellite One, L.L.C. (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed August 5, 2005).
4.1	Indenture dated May 18, 2001 among Radio One, Inc., the Guarantors listed therein, and United States Trust Company of New York (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed July 17, 2001).
4.2	First Supplemental Indenture, dated August 10, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Registration Statement on Form S-4, filed October 4, 2001).
4.3	Second Supplemental Indenture dated as of December 31, 2001, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s registration statement on Form S-3, filed January 29, 2002).
4.4	Third Supplemental Indenture dated as of July 17, 2003, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2003).
4.5	Fourth Supplemental Indenture dated as of October 19, 2004, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended September 30, 2004).
4.6	Fifth Supplemental Indenture dated as of February 8, 2005, among Radio One, Inc., the Guaranteeing Subsidiaries and other Guarantors listed therein, and The Bank of New York, as Trustee (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2004).
4.7	Indenture dated February 10, 2005 between Radio One, Inc. and The Bank of New York, as Trustee, (incorporated by reference to Radio One’s Current Report on Form 8-K filed February 11, 2005).
4.8	Sixth Supplemental Indenture dated as of February 15, 2006 among Radio One, Inc., the Guaranteeing Subsidiary and the Existing Guarantors listed therein, and The Bank of New York, as successor trustee under the Indenture dated May 18, 2001, as amended (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
4.9	First Supplemental Indenture dated as of February 15, 2006 among Radio One, Inc., Syndication One, Inc., the other Guarantors listed therein, and The Bank of New York, as trustee under the Indenture dated February 10, 2005 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2006).
4.11	Seventh Supplemental Indenture dated as of December 22, 2006 among Radio One, Inc., the Guaranteeing Subsidiary and the Existing Guarantors listed therein, and The Bank of New York, as successor trustee under the Indenture dated May 18, 2001, as amended. (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2006).

4.12	Second Supplemental Indenture dated as of December 22, 2006 among Radio One, Inc., Magazine One, Inc., the other Guarantors listed therein, and The Bank of New York, as trustee under the Indenture dated February 10, 2005 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2006).
4.13	Third Supplemental Indenture, dated as of March 30, 2010 by and among Radio One, Inc., each of the subsidiaries of Radio One listed on Exhibit A attached thereto, Interactive One, Inc., Interactive One, LLC, Community Connect, LLC, Community Connect Inc., Distribution One, LLC and Radio One Distribution Holdings, LLC, and The Bank of New York Mellon (formerly known as The Bank of New York), as trustee under the Indenture dated February 10, 2005 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2009).
4.14	Eighth Supplemental Indenture, dated as of March 30, 2010, by and among Radio One, Inc., each of the subsidiaries of Radio One listed on Exhibit A attached thereto Interactive One, Inc., Interactive One, LLC, Community Connect, LLC, Community Connect Inc., Distribution One, LLC and Radio One Distribution Holdings, LLC, and The Bank of New York Mellon, as successor to United States Trust Company of New York, as trustee under the Indenture dated as of May 18, 2001 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2009).
4.15	Indenture, dated as of November 24, 2010, among Radio One, Inc., the guarantors signatory thereto and Wilmington Trust Company, as trustee, relating to the 12.5%/15.0% Senior Subordinated Notes due 2016 (incorporated by reference to Radio One’s Current Report on Form 8-K filed on December 1, 2010).
4.16	Ninth Supplemental Indenture, dated as of November 24, 2010, among Radio One, Inc., the guarantors listed therein, and Wilmington Trust Company, as successor trustee to The Bank of New York Mellon Trust Company, N.A., as trustee under the Indenture dated May 18, 2001, as amended (incorporated by reference to Radio One’s Current Report on Form 8-K filed on December 1, 2010).
4.17	Fourth Supplemental Indenture, dated as of November 24, 2010, among Radio One, Inc., the guarantors listed therein, and Wilmington Trust Company, as successor trustee to The Bank of New York Mellon Trust Company, N.A., as trustee under the Indenture dated February 10, 2005. (incorporated by reference to Radio One’s Current Report on Form 8-K filed on December 1, 2010).
4.18	Exchange and Registration Rights Agreement, dated as of November 24, 2010, among Radio One, Inc., the guarantors signatory thereto and certain holders of its debt securities (incorporated by reference to Radio One’s Current Report on Form 8-K filed on December 1, 2010).
4.19	Supplemental Indenture, dated as of March 11, 2011, among Radio One, Inc., the Wilmington Trust Company, as trustee, relating to the 12.5%/15.0% Senior Subordinated Notes due 2016 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2010).
4.20	Indenture, dated as of February 25, 2011, by and among TV One, LLC, TV One Capital Corp., U.S. Bank, National Association, as trustee, and U.S. Bank, National Association, as collateral trustee, relating to the 10% Senior Subordinated Notes due 2016 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2010).
10.1	Certificate Of Designations, Rights and Preferences of the 6 1/2% Convertible Preferred Securities Remarketable Term Income Deferrable Equity Securities (HIGH TIDES) of Radio One, Inc., as filed with the State of Delaware on July 13, 2000 (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2000).
10.2	Amended and Restated Stockholders Agreement dated as of September 28, 2004 among Catherine L. Hughes and Alfred C. Liggins, III (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2005).

10.5	Credit Agreement, dated June 13, 2005, by and among Radio One Inc., Wachovia Bank and the other lenders party thereto (incorporated by reference to Radio One’s Current Report on Form 8-K filed June 17, 2005).
10.6	Guarantee and Collateral Agreement, dated June 13, 2005, made by Radio One, Inc. and its Restricted Subsidiaries in favor of Wachovia Bank (incorporated by reference to Radio One’s Current Report on Form 8-K filed June 17, 2005).
10.7	Radio One, Inc. 2009 Stock Option and Restricted Stock Grant Plan (incorporated by reference to Radio One’s Definitive Proxy on Schedule 14A filed November 6, 2009).
10.8	First Amendment to Credit Agreement dated as of April 26, 2006, to Credit Agreement dated June 13, 2005, by and among Radio One, Inc., Wachovia Bank and the other lenders party thereto (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 28, 2006).
10.9	Waiver to Credit Agreement dated July 12, 2007, by and among Radio One, Inc., the several Lenders thereto, and Wachovia Bank National Association, as Administrative Agent (incorporated by reference to Radio One’s Quarterly Report on Form 10-Q for the period ended June 30, 2007).
10.10	Employment Agreement between Radio One, Inc. and Barry A. Mayo dated as of August 31, 2009 and effective as of August 5, 2009 (incorporated by reference to Radio One’s Current Report on Form 8-K filed September 2, 2009).
10.11	Second Amendment to Credit Agreement and Waiver dated as of September 14, 2007, by and among Radio One, Inc., the several Lenders thereto, and Wachovia Bank National Association, as Administrative Agent (incorporated by reference to Radio One’s Current Report on Form 8-K filed September 18, 2007).
10.12	Waiver and Consent to Credit Agreement dated May 14, 2007, by and among Radio One, Inc., the several Lenders thereto, and Wachovia Bank National Association, as Administrative Agent (incorporated by reference to Radio One’s Current Report on Form 8-K filed May 18, 2007).
10.13	Consent to Credit Agreement dated March 30, 2007, by and among Radio One, Inc., the several Lenders thereto, and Wachovia Bank National Association, as Administrative Agent (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 5, 2007).
10.14	Employment Agreement between Radio One, Inc. and Peter D. Thompson dated March 3, 2011 (incorporated by reference to Radio One’s Current Report on Form 8-K filed March 9, 2011).
10.16	Employment Agreement between Radio One, Inc. and Alfred C. Liggins, III dated April 16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008).
10.17	Employment Agreement between Radio One, Inc. and Catherine L. Hughes dated April 16, 2008 (incorporated by reference to Radio One’s Current Report on Form 8-K filed April 18, 2008).
10.18	Third Amendment to Credit Agreement and Waiver to Credit Agreement by and among Radio One, Inc., Wells Fargo Bank, N.A. (formerly known as Wachovia Bank, National Association), as Administrative Agent and the Lenders, dated as of March 30, 2010 (incorporated by reference to Radio One’s Annual Report on Form 10-K for the period ended December 31, 2009).
10.19	Agreement, dated June 16, 2010, by and among Radio One, Inc. and certain holders of its outstanding debt securities (incorporated by reference to Radio One’s Current Report on Form 8-K filed June 16, 2010).
10.20	Commitment Letter, exhibits and annexes thereto, dated as of June 16, 2010, by and among Radio One, Inc., Deutsche Bank Trust Company Americas and Deutsche Bank Securities Inc. (incorporated by reference to Radio One’s Current Report on Form 8-K filed June 16, 2010).
10.21	Forbearance Agreement, dated as of July 15, 2010, by and among the Radio One, Inc., Wells Fargo Bank, N.A. and certain of Radio One’s lenders (incorporated by reference to Radio One’s Current Report on Form 8-K filed July 16, 2010).

10.22	Amendment to Forbearance Agreement, by and among Radio One, Inc., Wells Fargo Bank, N.A. and certain of Radio One Inc.’s lenders (incorporated by reference to Radio One’s Current Report on Form 8-K filed August 17, 2010).
10.23	Support Agreement, dated November 5, 2010, by and among Radio One, Inc. and certain holders of its outstanding debt securities (incorporated by reference to Radio One’s Current Report on Form 8-K filed November 8, 2010).
10.24	Agreement, dated November 12, 2010, by and among the Company and certain holders of its outstanding debt securities (incorporated by reference to Radio One’s Current Report on Form 8-K filed November 18, 2010).
10.25	Amendment and Restatement Agreement, dated as of November 24, 2010, to the Credit Agreement, dated as of June 13, 2005, by and among Radio One, Inc. as Borrower, Wells Fargo Bank, N.A., successor-by-merger to Wachovia Bank, National Association, as Administrative Agent, the lenders referred to therein and the other parties from time to time party thereto (incorporated by reference to Radio One Inc.’s Current Report on Form 8-K filed on December 1, 2010).
21.1	Subsidiaries of Radio One, Inc.
23.1	Consent of Ernst & Young LLP.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2012.

Radio One, Inc.

By:	/s/ Peter D. Thompson
Name: Peter D. Thompson
Title: Chief Financial Officer and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 30 2012.

By: /s/ Catherine L. Hughes

Name: Catherine L. Hughes

Title: Chairperson, Director and Secretary

By: /s/ Alfred C. Liggins, III

Name: Alfred C. Liggins, III

Title: Chief Executive Officer, President and Director

By: /s/ Terry L. Jones

Name: Terry L. Jones

Title: Director

By: /s/ Brian W. McNeill

Name: Brian W. McNeill

Title: Director

By: /s/ Dennis Miller

Name: Dennis Miller

Title: Director

By: /s/ D. Geoffrey Armstrong

Name: D. Geoffrey Armstrong

Title: Director

By: /s/ Ronald E. Blaylock

Name: Ronald E. Blaylock

Title: Director

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of Radio One, Inc.:

We have audited the accompanying consolidated balance sheets of Radio One, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ equity and noncontrolling interest, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radio One, Inc. and subsidiaries at December 31, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

Baltimore, Maryland

March 30, 2012

  RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	As of
	December 31, 2011	December 31, 2010

	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$35,939	$9,192
Short-term investments	761	—
Trade accounts receivable, net of allowance for doubtful accounts of $3,719 and $3,023, respectively	83,876	58,427
Prepaid expenses	6,934	6,809
Current portion of content assets	27,383	—
Other current assets	1,487	1,564
Current assets from discontinued operations	90	159
Total current assets	156,470	76,151
PREPAID PROGRAMMING AND DEPOSITS	2,329	—
CONTENT ASSETS, net	36,605	—
PROPERTY AND EQUIPMENT, net	33,988	33,041
GOODWILL	272,037	121,502
RADIO BROADCASTING LICENSES	677,407	677,407
LAUNCH ASSETS, net	32,437	—
OTHER INTANGIBLE ASSETS, net	262,980	40,036
LONG-TERM INVESTMENTS	7,428	—
INVESTMENT IN AFFILIATED COMPANY	—	47,470
OTHER ASSETS	3,325	1,981
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	1,476	1,624
Total assets	$1,486,482	$999,212
LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$5,626	$3,009
Accrued interest	6,703	4,558
Accrued compensation and related benefits	10,981	10,721
Current portion of content payables	20,807	—
Income taxes payable	1,794	1,671
Other current liabilities	12,227	11,704
Current portion of long-term debt	3,860	18,402
Current liabilities from discontinued operations	260	34
Total current liabilities	62,258	50,099
LONG-TERM DEBT, net of current portion and original issue discount	805,044	623,820
CONTENT PAYABLES, net of current portion	16,168	—
OTHER LONG-TERM LIABILITIES	18,521	10,894
DEFERRED TAX LIABILITIES	153,521	89,392
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	29	37
Total liabilities	1,055,541	774,242

REDEEMABLE NONCONTROLLING INTERESTS	20,343	30,635

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at December 31, 2011 and 2010, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,731,860 and 2,863,912 shares issued and outstanding as of December 31, 2011 and 2010, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of December 31, 2011 and 2010, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of December 31, 2011 and 2010, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 41,409,667 and 45,541,082 shares issued and outstanding as of December 31, 2011 and 2010, respectively	41	45
Accumulated other comprehensive loss	(199)	(1,424)
Additional paid-in capital	1,001,840	994,750
Accumulated deficit	(796,156)	(799,045)
Total stockholders’ equity	205,535	194,335
Noncontrolling interest	205,063	—
Total equity	410,598	194,335
Total liabilities, redeemable noncontrolling interests and equity	$1,486,482	$999,212

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands, except share data)

NET REVENUE	$364,609	$279,720	$271,877
OPERATING EXPENSES:
Programming and technical, including stock-based compensation of $0, $0 and $88, respectively	115,189	74,852	75,436
Selling, general and administrative, including stock-based compensation of $992, $994 and $321, respectively	126,684	103,225	90,878
Corporate selling, general and administrative, including stock-based compensation of $4,154, $4,805 and $1,240 respectively	37,850	32,922	24,732
Depreciation and amortization	37,069	17,385	20,964
Impairment of long-lived assets	22,331	36,063	65,937
Total operating expenses	339,123	264,447	277,947
Operating income (loss)	25,486	15,273	(6,070)
INTEREST INCOME	354	127	144
INTEREST EXPENSE	88,330	46,834	38,404
(LOSS) GAIN ON RETIREMENT OF DEBT	(7,743)	6,646	1,221
GAIN ON INVESTMENT IN AFFILIATED COMPANY	146,879	—	—
EQUITY IN INCOME OF AFFILIATED COMPANY	3,287	5,558	3,653
OTHER EXPENSE, net	324	3,061	104
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and loss from discontinued operations, net of tax	79,609	(22,291)	(39,560)
PROVISION FOR INCOME TAXES	66,686	3,971	7,014
Net income (loss) from continuing operations	12,923	(26,262)	(46,574)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	20	363	1,984
CONSOLIDATED NET INCOME (LOSS)	12,903	(26,625)	(48,558)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	10,014	2,008	4,329
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$2,889	$(28,633)	$(52,887)

BASIC NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Continuing operations	$0.06	$(0.55)	$(0.86)
Discontinued operations	(0.00)	(0.01)	(0.03)
Net loss attributable to common stockholders	$0.06	$(0.56)	$(0.89)

DILUTED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Continuing operations	$0.06	$(0.55)	$(0.86)
Discontinued operations	(0.00)	(0.01)	(0.03)
Net loss attributable to common stockholders	$0.06	$(0.56)	$(0.89)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	50,739,447	51,509,239	59,465,252
Diluted	52,294,322	51,509,239	59,465,252

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

For The Years Ended December 31, 2009, 2010 and 2011

	Radio One, Inc. Stockholders
	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Comprehensive Income	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	(In thousands)
BALANCE, as of December 31, 2008	$—	$3	$3	$3	$70		$(2,981)	$992,479	$(717,525)	$—	$272,052
Consolidated net loss	—	—	—	—	—	$(52,887)	—	—	(52,887)	—	(52,887)
Change in unrealized gain on derivative and hedging activities, net of taxes	—	—	—	—	—	895	895	—	—	—	895
Comprehensive income						$(51,992)
Repurchase of 34,889 shares of Class A and 27,691,398 shares of Class D common stock	—	—	—	—	(28)	—	—	(19,670)	—	—	(19,698)
Vesting of non-employee restricted stock	—	—	—	—	—		—	554	—	—	554
Reach media stock return from noncontrolling shareholder	—	—	—	—	—		—	(1,388)	—	—	(1,388)
Stock-based compensation expense	—	—	—	—	—		—	1,095	—	—	1,095
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—		—	(4,795)	—	—	(4,795)
BALANCE, as of December 31, 2009	$—	$3	$3	$3	$42		$(2,086)	$968,275	$(770,412)	$—	$195,828
Consolidated net loss	—	—	—	—	—	$(28,633)	—	—	(28,633)	—	(28,633)
Change in unrealized gain on derivative and hedging activities, net of taxes	—	—	—	—	—	662	662	—	—	—	662
Comprehensive loss						$(27,971)
Stock-based compensation expense	—	—	—	—	3		—	5,796	—	—	5,799
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—		—	20,679	—	—	20,679
BALANCE, as of December 31, 2010	$—	$3	$3	$3	$45		$(1,424)	$994,750	$(799,045)	$—	$194,335
Consolidated net income	—	—	—	—	—	$12,903	—	—	2,889	7,959	10,848
Conversion of 76,486 shares of Class A common stock to Class D common stock	—	—	—	—	—	—	—	—	—	—	—
Repurchase of 54,566 shares of Class A common stock	—	—	—	—	—	—	—	(73)	—	—	(73)
Repurchase of 4,245,567 shares of Class D common stock	—	—	—	—	(4)	—	—	(9,397)	—	—	(9,401)
Recognition of noncontrolling interest in TV One	—	—	—	—	—	—	—	—	—	209,410	209,410
Net change in unrealized loss on investment activities	—	—	—	—	—	(199)	(199)	—	—	—	(199)
Change in unrealized loss on derivative and hedging activities, net of taxes	—	—	—	—	—	—	158	—	—	—	158
Termination of interest rate swap	—	—	—	—	—	—	1,266	—	—	—	1,266
Comprehensive income						$12,704
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—		—	11,414	—	—	11,414
Stock-based compensation expense	—	—	—	—	—		—	5,146	—	—	5,146
Dividends paid to noncontrolling interest	—	—	—	—	—		—	—	—	(12,306)	(12,306)
BALANCE, as of December 31, 2011	$—	$3	$3	$3	$41		$(199)	$1,001,840	$(796,156)	$205,063	$410,598

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2011	2010	2009

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$12,903	$(26,625)	$(48,558)
Adjustments to reconcile consolidated net income (loss) to net cash from operating activities:
Depreciation and amortization	37,069	17,385	20,964
Amortization of debt financing costs	3,750	2,970	2,419
Amortization of content assets	31,539	—	—
Write off of debt financing costs	—	3,055	—
Deferred income taxes	64,151	1,311	1,996
Gain on investment in affiliated company	(146,879)	—	—
Impairment of long-lived assets	22,331	36,063	65,937
Equity in income of affiliated company	(3,287)	(5,558)	(3,653)
Stock-based compensation	5,146	5,799	1,649
Non-cash interest	26,023	—	—
Loss (gain) on retirement of debt	7,743	(6,646)	(1,221)
Amortization of contract inducement and termination fee	—	—	(1,263)
Effect of change in operating assets and liabilities, net of assets acquired and disposed of:
Trade accounts receivable	2,985	(11,489)	2,431
Prepaid expenses and other assets	3,228	(3,444)	356
Other assets	3,845	7,122	4,824
Accounts payable	(2,823)	(1,153)	840
Accrued interest	2,145	(4,941)	(584)
Accrued compensation and related benefits	(1,640)	474	(146)
Income taxes payable	123	138	1,502
Other liabilities	(13,781)	3,416	(2,751)
Net cash flows provided by (used in) operating activities from discontinued operations	447	(41)	701
Net cash flows provided by operating activities	55,018	17,836	45,443
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,445)	(4,322)	(4,528)
Net cash and investments acquired in connection with TV One consolidation	65,245	—	—
Purchase of content assets	(23,412)	—	—
Purchase of other intangible assets	—	(342)	(343)
Net cash flows provided by (used in) investing activities	32,388	(4,664)	(4,871)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	378,280	342,000	116,500
Debt refinancing and modification costs	(6,253)	(19,750)	(1,658)
Repurchase of noncontrolling interests	(54,595)	—	—
Proceeds from noncontrolling interest member	2,776	—	—
Payment of dividends to noncontrolling interest shareholders of Reach Media	(1,511)	(2,844)	—
Payment of dividend to noncontrolling interest shareholders of TV One	(12,306)	—	—
Proceeds from issuance of senior subordinated notes	—	286,794	—
Repayment of senior subordinated notes	—	(290,800)	(1,220)
Repayment of credit facility	(356,576)	(339,343)	(136,670)
Repayment of other debt	(1,000)	—	(153)
Repurchase of common stock	(9,474)	—	(19,697)
Net cash flows used in financing activities	(60,659)	(23,943)	(42,898)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	26,747	(10,771)	(2,326)
CASH AND CASH EQUIVALENTS, beginning of year	9,192	19,963	22,289
CASH AND CASH EQUIVALENTS, end of year	$35,939	$9,192	$19,963

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$56,072	$48,805	$36,568
Income taxes	$2,437	$2,560	$3,639

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

  (a)  Organization

Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own and operate 53 broadcast stations located in 15 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our operating strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 51.0% (See Note 2 — Acquisitions) controlling ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 53.5% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment, which operates a number of branded sites, including News One, UrbanDaily and HelloBeautiful; and our ownership of Community Connect, LLC (formerly Community Connect Inc.) (“CCI”), an online social networking company, which operates a number of branded websites, including BlackPlanet, MiGente and Asian Avenue.  CCI is included within the operations of Interactive One. Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audience.

In December 2009, the Company ceased publication of our urban-themed lifestyle periodical Giant Magazine. Further, as of June 2011, our remaining Boston radio station was made the subject of a local marketing agreement (“LMA”) whereby we have made available, for a fee, air time on this station to another party. The remaining assets and liabilities of Giant Magazine, as well as stations sold or stations that we do not operate that are the subject of an LMA, have been classified as discontinued operations as of December 31, 2011 and 2010, and Giant Magazine’s and the Boston station’s results from operations for the years ended December 31, 2011, 2010 and 2009, have been reclassified as discontinued operations in the accompanying consolidated financial statements.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) Internet; and (iv) Cable Television (See Note 19 – Segment Information.)

  (b)  Basis of Presentation

The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States and require management to make certain estimates and assumptions. These estimates and assumptions may affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements.  The Company bases these estimates on historical experience, current economic environment or various other assumptions that are believed to be reasonable under the circumstances.  However, uncertainties associated with the continuing economic weakness and disruption in financial markets increase the possibility that actual results may differ from these estimates.

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

Prior to the consolidation date of TV One, the Company accounted for its investment in TV One under the equity method of accounting in accordance with Accounting Standards Codification (“ASC”) 323, “Investments – Equity Method and Joint Ventures.”  The Company had adjusted the carrying amount of its investment to recognize the change in Radio One’s claim on the net assets of TV One resulting from income or losses of TV One, as well as other capital transactions of TV One using a hypothetical liquidation at book value approach.

  (d)  Cash and Cash Equivalents

Cash and cash equivalents consist of cash, repurchase agreements and money market funds at various commercial banks that have original maturities of 90 days or less. Investments with contractual maturities of 90 days or less from the date of original purchase are classified as cash and cash equivalents. For cash and cash equivalents, cost approximates fair value.

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

For the three years ended December 31, 2011, 2010 and 2009, the Company recorded broadcasting license and goodwill impairment charges of approximately $14.5 million, $36.1 million, $65.6 million, respectively. See Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets for a further discussion of impairment considerations for the financial statement periods presented.

  (g)  Impairment of Long-Lived Assets, Excluding Goodwill and Radio Broadcasting Licenses

The Company accounts for the impairment of long-lived intangible assets, excluding goodwill and radio broadcasting licenses, in accordance with ASC 360, “Property, Plant and Equipment.” Long-lived intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration in operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted future cash flows. The discount rate used in any estimate of discounted cash flows would be the rate of return for a similar investment of like risk. During 2011, impairment indicators existed for Reach Media and Columbus and, as a result, we performed impairment testing for asset groups within these reporting units. The Company recorded impairment charges of approximately $7.8 million related to the long-lived assets of Reach Media during 2011. The Company reviewed other intangibles during 2010 and concluded that no impairment to the carrying value of the other intangibles was required. For the year ended December 31, 2009, $297,000 was recorded for impairment of intangible assets other than goodwill and FCC licenses.

  (h)  Financial Instruments

Financial instruments as of December 31, 2011 and 2010 consisted of cash and cash equivalents, investments, trade accounts receivable, accounts payable, accrued expenses, note payable, long-term debt and redeemable noncontrolling interests. The carrying amounts approximated fair value for each of these financial instruments as of December 31, 2011 and 2010, except for the Company’s outstanding senior subordinated notes. The 6⅜% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $710,000 as of December 31, 2011, and a carrying value of $747,000 and a fair value of approximately $672,000 as of December 31, 2010. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of $312.8 million and a fair value of approximately $262.8 million as of December 31, 2011, and a carrying value of $286.8 million and a fair value of approximately $278.2 million as of December 31, 2010. The fair values were determined based on the trading values of these instruments as of the reporting date.

  (i)  Derivative Financial Instruments

The Company recognizes all derivatives at fair value in the balance sheet as either an asset or liability. The accounting for changes in the fair value of a derivative, including certain derivative instruments embedded in other contracts, depends on the intended use of the derivative and the resulting designation. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in the statement of operations. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the statement of operations when the hedged item affects net income. If a derivative does not qualify as a hedge, it is marked to fair value through the statement of operations. (See Note 10 – Derivative Instruments and Hedging Activities.)

  (j)  Revenue Recognition

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $31.8 million, $32.0 million and $28.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

  (k)  Barter Transactions

The Company provides broadcast advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The terms of these exchanges generally permit the Company to preempt such broadcast time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both broadcasting net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the years ended December 31, 2011, 2010 and 2009, barter transaction revenues were approximately $3.2 million, $3.2 million and $3.2 million, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of approximately $3.0 million, $2.9 million and $3.0 million, and $238,000, $244,000 and $166,000, for the years ended December 31, 2011, 2010 and 2009, respectively.

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

 (m)  Advertising and Promotions

The Company expenses advertising and promotional costs as incurred. Total advertising and promotional expenses, including expenses related to discontinued operations, were approximately $12.0 million, $5.1 million and $4.9 million for the years ended December 31, 2011, 2010 and 2009, respectively.  Total advertising and promotional expenses for continuing operations, for the years ended December 31, 2011, 2010 and 2009, were approximately $12.0 million, $5.1 million and $4.8 million, respectively.

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

  (o)  Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with ASC 718, “Compensation - Stock Compensation.” Under the provisions of ASC 718, stock-based compensation cost is estimated at the grant date based on the award’s fair value as calculated by the Black-Scholes (“BSM”) valuation option-pricing model and is recognized as expense ratably over the requisite service period.  The BSM incorporates various highly subjective assumptions including expected stock price volatility, for which historical data is heavily relied upon, expected life of options granted, forfeiture rates and interest rates. (See Note 13 – Stockholders’ Equity.)

  (p)  Comprehensive Income (Loss)

The Company’s comprehensive income (loss) consists of net income (loss) and other items recorded directly to the equity accounts. The objective is to report a measure of all changes in equity of an enterprise that result from transactions and other economic events during the period, other than transactions with owners. The Company’s comprehensive income (loss) consists of gains and losses on derivative instruments that qualify for cash flow hedge treatment and unrealized gains and losses on investment activities.

The following table sets forth the components of comprehensive income (loss):

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)

Consolidated net income (loss)	$12,903	$(26,625)	$(48,558)
Other comprehensive income (loss) (net of tax of $0 for all periods):
Investment activities	(199)	—	—
Derivative and hedging activities	1,426	662	895
Comprehensive income (loss)	14,130	(25,963)	(47,663)
Comprehensive income attributable to the noncontrolling interests	10,014	2,008	4,329
Comprehensive income (loss) attributable to common stockholders	$4,116	$(27,971)	$(51,992)

  (q)  Segment Reporting and Major Customers

In accordance with ASC 280, “Segment Reporting,” and given its diversification strategy, the Company has determined it has four reportable segments:  (i) Radio Broadcasting; (ii) Reach Media; (iii) Internet; and (iv) Cable Television. These four segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The Radio Broadcasting segment consists of all broadcast results of operations. The Reach Media segment consists of the results of operations for the Tom Joyner Morning Show and related activities. The Internet segment includes the results of our online business. The Cable Television segment consists of TV One’s results of operations. Corporate/Eliminations/Other represents financial activity associated with our corporate staff and offices and intercompany activity among the four segments. Intercompany revenue earned and expenses charged between segments are recorded at fair value and eliminated in consolidation.

During and prior to 2009, we derived a significant portion of our net revenue from a single customer, Radio Networks, a media representation firm which was owned by Citadel (the subsidiary was subsequently acquired by Cumulus Media, Inc. in September 2011).  During those years, Reach Media derived a substantial majority of its net revenue from a sales representation agreement (the “Sales Representation Agreement”) with Radio Networks.  The Sales Representation Agreement provided for Radio Networks to act as Reach Media’s sales representative primarily for advertising airing on 106 affiliate radio stations broadcasting the Tom Joyner Morning Show, and to also serve as its sales representative for internet and events sales.  The Sales Representation Agreement provided for Radio Networks to retain a portion of Reach Media’s advertising revenues only after satisfying certain revenue guarantee obligations to Reach Media. Further, but to a lesser extent, in accordance with ASC 605, “Revenue Recognition,” revenue for Company owned radio stations is also generated from Radio Networks for barter agreements whereby the Company provided advertising time in exchange for programming content (the “RN Barter Revenue”).  As a result of our 53.5% ownership of Reach Media, we consolidate net revenue derived by Reach Media from the Sales Representation Agreement into our financial statements.  For the year ended December 31, 2009, net revenue attributable to the Sales Representation Agreement and the RN Barter Revenue accounted for 11.9% of our total consolidated net revenues. No single customer accounted for over 10% of our consolidated net revenues during the years ended December 31, 2011 and 2010.

A Sales Representation Agreement was executed in November 2009 to replace the old agreement, whereby, effective January 1, 2010, Citadel began only selling advertising inventory outside the Tom Joyner Morning Show. As an inducement for Reach Media to enter into the new Sales Representation Agreement, Citadel transferred its noncontrolling ownership interest in Reach Media to Reach Media.  This ownership interest was part of the original agreement signed in 2003. As a result of classifying these shares as treasury stock, this transaction effectively increased Radio One’s common stock interest in Reach Media to 53.5%. In exchange for the returned ownership interest, Reach Media issued a $1.0 million promissory note payable to Radio Networks that was due and paid in December 2011. Under the terms of the agreement, Reach Media had the option to terminate the agreement effective December 31, 2011 by giving at least 90 days written notice prior to this date.  In September 2011, Reach Media exercised its option and gave notice of its intention to terminate the agreement effective December 31, 2011.  Reach Media entered into a new Sales Representation Agreement with Radio Networks on November 11, 2011. The new agreement is for a three year term commencing on January 1, 2012 and ending on December 31, 2014. Either party has the right to terminate the new agreement effective December 31, 2013 by giving at least 90 days written notice prior to December 31, 2013. The terms of the new agreement, regarding sales representation, are substantially the same as the prior agreement.

  (r)  Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of potential dilutive common shares outstanding during the period using the treasury stock method.

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

Businesses to be divested or operationally cease are classified in the consolidated financial statements as discontinued operations. For businesses classified as discontinued operations, the balance sheet amounts and statement of operations results are reclassified from their historical presentation to assets and liabilities of discontinued operations on the consolidated balance sheet and to discontinued operations in the consolidated statement of operations for all periods presented. The gains or losses associated with these divested or ceased businesses are recorded in income or loss from discontinued operations on the consolidated statement of operations. The consolidated statement of cash flows is also reclassified for discontinued operations for all periods presented. For businesses reclassified as discontinued, management does not expect any continuing involvement with these businesses.

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

As of December 31, 2011 and 2010, the fair values of our financial liabilities measured at fair value on a recurring basis are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(In thousands)
As of December 31, 2011
Assets subject to fair value measurement:
Fixed maturity securities – available for sale:
Corporate debt securities	$7,178	$7,178	$—	$—
Government sponsored enterprise mortgage-backed securities	1,011	—	1,011	—
Total fixed maturity securities (a)	8,189	7,178	1,011	—
Total	$8,189	$7,178	$1,011	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$5,096	$—	$—	$5,096
Employment agreement award (c)	10,346	—	—	10,346
Total	$15,442	$—	$—	$15,442

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$20,343	$—	$—	$20,343

As of December 31, 2010
Liabilities subject to fair value measurement:
Interest rate swaps (e)	$1,426	$—	$1,426	$—
Employment agreement award (c)	6,824	—	—	6,824
Total	$8,250	$—	$1,426	$6,824

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$30,635	$—	$—	$30,635

(a) Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

(b) These balances are measured based on the estimated enterprise fair value of TV One. As of December 31, 2010, the Company determined the enterprise fair value of TV One based on the price paid to repurchase interests from certain investors. As of December 31, 2011, a third-party valuation firm assisted the Company in determining TV One’s fair value.

(c) Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One and an assessment of the probability that the employment agreement will be renewed and contain this provision. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. In calculating the fair value of the award as of December 31, 2010, the Company utilized the value assessed for TV One in connection with the buyout of financial investors. As of December 31, 2011, a third-party valuation firm assisted the Company in determining TV One’s fair value. (See Note 10 – Derivative Instruments and Hedging Activities.) The Company is currently in negotiations with the Company’s CEO for a new employment agreement. Until such time as his new employment agreement is executed, the terms of his April 2008 employment agreement remain in effect including eligibility for the TV One award.

(d) Redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology.  A third-party valuation firm assisted the Company in calculating the fair value. Significant inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

(e)  Based on London Interbank Offered Rate (“LIBOR”).

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the years ended December 31, 2010 and 2011:

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests
	(In thousands)

Balance at December 31, 2009	$—	$4,657	$52,225
Losses included in earnings (unrealized)	—	2,167	—
Net income attributable to noncontrolling interests	—	—	2,008
Dividends paid to noncontrolling interests	—	—	(2,844)
Change in fair value	—	—	(20,754)
Balance at December 31, 2010	$—	$6,824	$30,635
Losses (gains) included in earnings (unrealized)	—	3,522	—
Net income attributable to noncontrolling interests	—	—	2,055
Dividends paid to noncontrolling interests	—	—	(1,511)
Recognition of TV One management incentive award plan in connection with the consolidation of TV One	6,428	—	—
Change in fair value	(1,332)	—	(10,836)
Balance at December 31, 2011	$5,096	$10,346	$20,343

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(3,522)	$—

Losses included in earnings were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the year ended December 31, 2011.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. Other than certain Reach Media definite-lived intangible assets, the Company concluded that these assets were not impaired during the year ended December 31, 2011, and, therefore, were reported at carrying value as opposed to fair value.

As of December 31, 2011, the total recorded carrying values of goodwill and radio broadcasting licenses were approximately $272.0 million and $677.4 million, respectively. Pursuant to ASC 350, “Intangibles – Goodwill and Other,” and in connection with its annual impairment testing performed in October 2011, the Company recorded an impairment charge of approximately $14.5 million, thus reducing the total carrying value of goodwill to approximately $272.0 million as of December 31, 2011. A description of the Level 3 inputs and the information used to develop the inputs is discussed in Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets.

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

  (w) Investments

Investment Securities

Investments consist primarily of U.S. government and corporate fixed maturity securities and mortgage-backed securities.

Investments with original maturities in excess of three months and less than one year are classified as short-term investments. Long-term investments have original maturities in excess of one year.

Debt securities are classified as “available-for-sale” and reported at fair value. Investments in available-for-sale fixed maturity securities are classified as either current or noncurrent assets based on their contractual maturities. Fixed maturity securities are carried at estimated fair value based on quoted market prices for the same or similar instruments. Investment income is recognized when earned and reported net of investment expenses. Unrealized gains and losses are excluded from earnings and are reported as a separate component of accumulated other comprehensive income (loss) until realized, unless the losses are deemed to be other than temporary. Realized gains or losses, including any provision for other-than-temporary declines in value, are included in the statements of operations. For purposes of computing realized gains and losses, the specific-identification method of determining cost was used.

Evaluating Investments for Other than Temporary Impairments

The Company periodically performs evaluations, on a lot-by-lot and security-by-security basis, of its investment holdings in accordance with its impairment policy to evaluate whether any declines in the fair value of investments are other than temporary. This evaluation consists of a review of several factors, including but not limited to: length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future earnings potential, and the near-term prospects for recovery of the market value of a security. The FASB has issued guidance for recognition and presentation of other than temporary impairment (“OTTI”), or FASB OTTI guidance. Accordingly, any credit-related impairment of fixed maturity securities that the Company does not intend to sell, and is not likely to be required to sell, is recognized in the consolidated statements of operations, with the noncredit-related impairment recognized in accumulated other comprehensive income (loss).

For fixed maturity securities where fair value is less than amortized cost, and where the securities are not deemed to be credit-impaired, the Company has asserted that it has no intent to sell and that it believes it is more likely than not that it will not be required to sell the investment before recovery of its amortized cost basis. If such an assertion had not been made, the security’s decline in fair value would be deemed to be other than temporary and the entire difference between fair value and amortized cost would be recognized in the statements of operations.

For fixed maturity securities, a critical component of the evaluation for OTTI is the identification of credit-impaired securities, where the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. The difference between the present value of projected future cash flows expected to be collected and the amortized cost basis is recognized as credit-related OTTI in the statements of income. If fair value is less than the present value of projected future cash flows expected to be collected, the portion of OTTI related to other than credit factors is reduced in accumulated other comprehensive income (loss).

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

  (x) Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch assets are assets used to initiate carriage under new affiliation agreements and are amortized over the term of the respective contracts. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. The weighted-average amortization period for launch support is approximately 3.6 years. For the year ended December 31, 2011, launch asset amortization of approximately $7.1 million was recorded as a reduction of revenue.

  (y) Content Assets

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

Program rights are recorded at the lower of amortized cost or estimated net realizable value. Program rights are amortized based on the greater of the usage of the program or term of license. Estimated net realizable values are based on the estimated revenues directly associated with the program materials and related expenses. The Company recorded an additional approximately $4.4 million of amortization expense as a result of evaluating its contracts for recoverability as of December 31, 2011. All produced and co-produced content is classified as a long-term asset. The portion of the unamortized licensed content balance that will be amortized within one year is classified as a current asset.

  (z) Prepaid Programming and Deposits

Prepaid programming and deposits represent deposits made for the acquisition of TV One programming rights and the production of content that have not been recorded as content assets as the license period has not begun and the asset is not available for its first airing.

  (aa) Impact of Recently Issued Accounting Pronouncements

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

In September 2011, the FASB issued ASU 2011-08, which provides companies with an option to perform a qualitative assessment that may allow them to skip the two-step impairment test. ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company does not expect such adoption will have a material impact on the Company’s results of operations, financial condition or its disclosures.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which was subsequently modified in December 2011 by ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU amends existing presentation and disclosure requirements concerning comprehensive income, most significantly by requiring that comprehensive income be presented with net income in a continuous financial statement, or in a separate but consecutive financial statement. The provisions of this ASU (as modified) are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company's financial statements.

  (ab) Liquidity and Uncertainties Related to Going Concern

On March 31, 2011, the Company entered into a new senior credit facility (the “2011 Credit Agreement”).  Under the 2011 Credit Agreement, beginning June 30, 2011, we became required to maintain compliance with certain financial ratios (as detailed in Note 11 — Long-Term Debt below).  Based on our current projections, we expect to be in compliance with these financial ratios and other covenants over the next twelve months.

 The Company continually projects its anticipated cash needs, which include, but are not limited to, its operating needs, capital requirements and principal and interest payments on its indebtedness.  Management’s most recent revenue, operating income and cash flow projections considered the recent gradual improvement in both the economy and advertising environment. Our first quarter 2012 results are consistent with these projections and compare more favorably to prior periods during which the economic downturn persisted.  As of the filing of this Form 10-K, management believes the Company can meet its liquidity needs through at least December 31, 2012 with cash and cash equivalents on hand, projected cash flows from operations and, to the extent necessary, through additional borrowing available under the 2011 Credit Agreement.

Management’s projections are highly dependent on the continuation of the recently improving economic and advertising environments across all media the Company serves, and any adverse fluctuations, or other unforeseen circumstances, may negatively impact the Company’s operations beyond those assumed. The Company is projecting revenue growth in 2012, which reflects overall growth expected for the broadcasting industry as a whole, and growth in several markets in excess of overall market expectations based on strategic investments we made in 2011 that we believe will provide above-market returns in 2012. Management considered the risks that the current economic conditions may have on its liquidity projections, as well as the Company’s ability to meet its debt covenant requirements. If economic conditions deteriorate unexpectedly or do not continue to rebound, if we are not successful in our strategy in various markets to outperform the market, or if other adverse factors outside the Company’s control arise, our operations could be negatively impacted, which could reduce, negate or even prevent the Company from maintaining compliance with its debt covenants. If it appears that we could not meet our liquidity needs or that noncompliance with debt covenants is likely to result, the Company would implement several remedial measures, which could include further operating cost and capital expenditure reductions and deferrals. We believe such measures would allow us to maintain compliance with our debt covenants at least through the next twelve months.

2.  ACQUISITIONS:

In July 2007, the Company purchased the assets of WDBZ-AM, a radio station located in the Cincinnati metropolitan area, for approximately $2.6 million financed by the seller. Since August 2001 and up until closing the station had been operated under an LMA, and the results of its operations had been included in the Company’s consolidated financial statements since the LMA. The station was consolidated with the Company’s existing Cincinnati operations in 2001. In accordance with ASC 350, “Intangibles -Goodwill and Other,” for the years ended 2010 and 2009, we recorded an impairment charge for radio broadcasting licenses and goodwill, and intellectual property for all stations in the Cincinnati market by approximately $0 and $3.3 million, respectively. (See Note 5 — Goodwill, Radio Broadcasting Licenses and Other Intangible Assets and Note 14 — Related Party Transactions.)

On February 25, 2011, TV One completed a privately placed debt offering of $119 million (the “Redemption Financing”). The Redemption Financing is structured as senior secured notes bearing a 10% coupon and due in 2016. Subsequently, on February 28, 2011, TV One utilized $82.4 million of the Redemption Financing to repurchase 15.4% of its outstanding membership interests from certain of its financial investors and 2.0% of its outstanding membership interests held by TV One management (representing approximately 50% of interests held by management). Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis after having executed an amendment to the TV One operating agreement with the remaining members of TV One concerning certain governance issues. The Company’s preliminary purchase price allocation consisted of approximately $61.2 million to current assets, $39.0 million to launch assets, $2.4 million to fixed assets, $204.1 million to indefinite-lived intangibles (goodwill and TV One brand), $287.3 million to definite-lived intangibles (content assets, acquired advertising contracts, advertiser relationships, affiliation agreements, etc.), $225.7 million to liabilities (including the $119.0 million in debt discussed above) and $203.0 million in noncontrolling interests. In accordance with accounting standards applicable to business combinations, the Company recorded the assets and liabilities of TV One at fair value as of April 14, 2011. The Company recognized an after-tax gain of approximately $146.9 million during the second quarter of 2011 associated with the transaction. The gain is computed as the difference between the carrying value of the Company’s investment in TV One prior to date of consolidation and the fair value of Radio One’s interest in TV One as of the consolidation date. Finally, on April 25, 2011, TV One utilized the balance of the Redemption Financing to repurchase 12.4% of its outstanding membership interests from DIRECTV. These redemptions by TV One increased Radio One’s ownership interest in TV One from 36.8% to approximately 50.9% as of April 25, 2011. Subsequent to April 2011, our ownership in TV One increased to approximately 51.0% after a redemption of certain management interests. Since April 14, 2011, the Company recognized approximately $86.0 million of revenue and approximately $5.5 million of net loss related to TV One operations. The net loss of TV One includes approximately $21.8 million of depreciation and amortization expense as well as approximately $8.6 million of interest expense.

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

The unaudited pro forma condensed consolidated financial information does not purport to represent what the Company’s results of operations actually would have been if the consolidation of TV One had occurred on January 1, 2010, or what such results will be for any future periods. The actual results in the periods following the consolidation date may differ significantly from that reflected in the unaudited pro forma condensed consolidated financial data for a number of reasons including, but not limited to, differences between the assumptions used to prepare the unaudited pro forma condensed consolidated financial data and the actual amounts.

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

	Year Ended December 31,
	2011	2010
	(Unaudited)
	(In thousands)

Net revenue	$399,894	$387,113
Costs and expenses, net	507,101	337,183
Net (loss) income	(107,207)	49,930

3.  DISPOSITION OF ASSETS AND DISCONTINUED OPERATIONS:

In December 2009, the Company ceased publication of Giant Magazine. The remaining assets and liabilities of this publication have been classified as discontinued operations as of December 31, 2011 and 2010, and the publication’s results of operations for the years ended December 31, 2011, 2010 and 2009, have been classified as discontinued operations in the accompanying consolidated financial statements.

Between December 2006 and May 2008, the Company sold the assets of 20 radio stations in seven markets for approximately $287.9 million in cash. The remaining assets and liabilities of these stations have been classified as discontinued operations as of December 31, 2011 and 2010, and the stations’ results of operations for the years ended December 31, 2011, 2010 and 2009, have been classified as discontinued operations in the accompanying consolidated financial statements.

Boston Station: As of June 2011, our remaining Boston radio station was made the subject of an LMA.

The following table summarizes the operating results for Giant Magazine and all of the stations sold or stations that we do not operate that are the subject of an LMA and classified as discontinued operations for all periods presented:

	For the Years Ended December 31,
	2011	2010	2009

	(In thousands)

Net revenue	$62	$180	$1,982
Operating expenses	239	475	3,229
Depreciation and amortization	73	56	134
Interest income	(210)	—	—
Loss on investment	—	—	448
Gain (loss) on sale of assets	20	(12)	(156)
Loss before income taxes	(20)	(363)	(1,985)
Provision for income taxes	—	—	—
Loss from discontinued operations, net of tax	$(20)	$(363)	$(1,985)

The assets and liabilities of Giant Magazine and the stations sold or stations that we do not operate that are the subject of an LMA are classified as discontinued operations in the accompanying consolidated balance sheets and consisted of the following:

	As of December 31,
	2011	2010

	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$89	$159
Total current assets	89	159
Property and equipment, net	274	422
Intangible assets, net	1,202	1,202
Total assets	$1,565	$1,783
Current liabilities:
Other current liabilities	$260	$34
Total current liabilities	260	34
Long-term liabilities	29	37
Total liabilities	$289	$71

4.  PROPERTY AND EQUIPMENT:

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation is calculated using the straight-line method over the related estimated useful lives. Property and equipment consists of the following:

	As of December 31,		Estimated
	2011	2010	Useful Lives

	(In thousands)

Land and improvements	$3,777	$3,765	—
Buildings and improvements	1,575	1,566	31 years
Transmitters and towers	35,735	34,949	7-15 years
Equipment	47,304	44,011	3-7 years
Furniture and fixtures	7,098	7,023	7 years
Software and web development	14,037	12,214	3 years
Leasehold improvements	19,139	18,625	Lease Term
Construction-in-progress	1,116	307	—
	129,781	122,460
Less: Accumulated depreciation and amortization	(95,793)	(89,419)
Property and equipment, net	$33,988	$33,041

Depreciation and amortization expense for the years ended December 31, 2011, 2010 and 2009 was approximately $37.1 million, $17.4 million and $21.0 million, respectively.

Repairs and maintenance costs are expensed as incurred.

5.  GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

Impairment Testing

In the past, we have made acquisitions whereby a significant amount of the purchase price was allocated to radio broadcasting licenses, goodwill and other intangible assets. In accordance with ASC 350, “Intangibles - Goodwill and Other,” we do not amortize our radio broadcasting licenses and goodwill. Instead, we perform a test for impairment annually or on an interim basis when events or changes in circumstances or other conditions suggest impairment may have occurred. Other intangible assets continue to be amortized on a straight-line basis over their useful lives. We perform our annual impairment test as of October 1 of each year. For the years ended December 31, 2011, 2010 and 2009, we recorded impairment charges against radio broadcasting licenses and goodwill of approximately $14.5 million, $36.1 million and $65.6 million, respectively.

2011 Interim Impairment Testing

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

In addition, Reach Media’s actual operating results did not meet budgeted results during 2011 and as such, interim impairment testing for goodwill attributable to Reach Media was performed in March, June and September of 2011. There were no impairment charges recorded as part of our interim impairment testing.

2011 Annual Impairment Testing

We completed our annual impairment assessment as of October 1, 2011. As a result of our testing, we recorded an impairment charge of approximately $14.5 million against goodwill in our Columbus market. Our October 1, 2011 annual impairment testing indicated the carrying values for our radio broadcasting licenses and goodwill attributable to Interactive One were not impaired.

2011 Year End Impairment Testing

We completed an impairment assessment as of December 31, 2011 for Reach Media. Due to amendments of existing Reach Media affiliate agreements with Radio One, Reach Media’s expected future cash flows will be reduced. There were no goodwill impairment charges recorded as part of our year end impairment testing. However, the Company recognized a non-cash impairment charge of approximately $7.8 million related to the long-lived assets of Reach Media.

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to provide independent analysis when evaluating the fair value of our radio broadcasting licenses. Fair value is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We use the income approach to test for impairment of radio broadcasting licenses. A projection period of 10 years is used, as we believe that is the time horizon in which operators and investors generally expect to recover their investments. When evaluating our radio broadcasting licenses for impairment, the testing is done at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a clustering of radio stations into one of our 15 geographical markets.  Broadcasting license fair values are based on the estimated after-tax discounted future cash flows of the applicable unit of accounting assuming an initial hypothetical start-up operation which possesses FCC licenses as the only asset. Over time, it is assumed the operation acquires other tangible assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market. The income approach model incorporates several variables, including, but not limited to: (i) radio market revenue estimates and growth projections; (ii) estimated market share and revenue for the hypothetical participant; (iii) likely media competition within the market; (iv) estimated start-up costs and losses incurred in the early years; (v) estimated profit margins and cash flows based on market size and station type; (vi) anticipated capital expenditures; (vii) probable future terminal values; (viii) an effective tax rate assumption; and (ix) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures.

Our methodology for valuing broadcasting licenses has been consistent for all periods presented. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for all annual and interim impairments assessments performed since January 2009.

	February 28,	August 31,	October 1,	October 1,	May 31,	September 30,	October 1,
Radio Broadcasting Licenses	2009	2009 (a)	2009	2010	2011 (a)	2011 (a)	2011

Pre-tax impairment charge (in millions)	$49	$–	$16.1	$19.9	$—	$—	$—

Discount Rate	10.5%	–	10.5%	10.0%	10.0%	9.5%	10.0%

Year 1 Market Revenue Growth or Decline Rate or Range	(13.1)% - (17.7)%	(22.3)%	1.0%	1.0% - 3.0%	1.3% - 2.8%	1.5% - 2.0%	1.5% - 2.5%

Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	–	1.0% - 2.5%	1.0% - 2.5%	1.5% - 2.0%	1.5% - 2.0%	1.0% - 2.0%
Mature Market Share Range	1.2% - 27.0%	–	0.8% - 28.1%	0.8% - 28.3%	9.0% - 22.5%	9.3% - 22.4%	0.7% - 28.9%
Operating Profit Margin Range	17.7% - 50.7%	–	18.5% - 50.7%	19.0% - 47.3%	32.7% - 40.8%	32.7% - 33.0%	19.1% - 47.4%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Broadcasting Licenses Valuation Results

The Company’s total broadcasting licenses carrying value is approximately $677.4 million as of December 31, 2011. There were no changes to the carrying values of the Company’s radio broadcasting licenses for the year ended December 31, 2011 for each unit of accounting, as noted in the table below. As noted above, each unit of accounting is a clustering of radio stations into one geographical market. The units of accounting are not disclosed on a specific market basis so as to not make sensitive information publicly available that could be competitively harmful to the Company.

	Radio Broadcasting Licenses Carrying Balances
	As of		As of
Unit of Accounting	December 31, 2010	Impairment	December 31, 2011
	(In thousands )

Unit of Accounting 2	3,086	-	3,086
Unit of Accounting 4	9,482	-	9,482
Unit of Accounting 5	18,657	-	18,657
Unit of Accounting 7	19,265	-	19,265
Unit of Accounting 14	20,434	-	20,434
Unit of Accounting 15	20,886	-	20,886
Unit of Accounting 11	21,135	-	21,135
Unit of Accounting 9	34,270	-	34,270
Unit of Accounting 6	26,242	-	26,242
Unit of Accounting 16	52,965	-	52,965
Unit of Accounting 13	52,556	-	52,556
Unit of Accounting 8	66,715	-	66,715
Unit of Accounting 12	58,779	-	58,779
Unit of Accounting 1	93,394	-	93,394
Unit of Accounting 10	179,541	-	179,541
Total	$677,407	$-	$677,407

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 19 reporting units as of our October 2010 annual impairment assessments. Due to the consolidation of TV One and with the treatment of our Boston station as a discontinued operation during the quarter ended June 30, 2011, the Company continues to have 19 reporting units; however, they now consist of the 15 radio markets and four business divisions. In testing for the impairment of goodwill, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations.

While our internal projections considered the recent revenue and cash flow declines experienced by the Company, those results may not be necessarily indicative of our future results. Given the recent gradual improvement in the economy, we have included modest improvement estimates and projections compared to our 2010 annual assessment. We have not made any changes to the methodology for valuing or allocating goodwill when determining the carrying values of the radio markets.

Below are some of the key assumptions used in the income approach model for estimating reporting unit fair values for all interim and annual impairment assessments performed since January 2009.

Goodwill (Radio Market Reporting Units)	February 28, 2009	August 31, 2009 (a)	October 1, 2009 (b)	October 1, 2010 (c)	May 31, 2011 (d)	September 30, 2011 (d)	October 1, 2011

Pre-tax impairment charge (in millions)	$–	$–	$0.6	$–	$–	$–	$14.5

Discount Rate	10.5%	–	10.5%	10.0%	10.0%	9.5%	10.0%
Year 1 Market Revenue Decline or Growth Rate or Range	(13.1)% - (17.7)%	(19.9)%	1.0%	1.5% - 3.0%	1.5% - 3.0%	1.5%	2.0% - 2.5%

Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.5%	–	1.5% - 2.5%	1.5% - 2.5%	1.5% - 2.0%	1.5%	1.5% - 2.0%
Mature Market Share Range	2.8% - 22.0%	–	7.0% - 16.5%	7.0% - 23.0%	7.0% - 23.0%	13.8%	7.4% - 20.8%
Operating Profit Margin Range	15.0% - 61.5%	–	30.0% - 57.5%	27.5% - 58.0%	30.0% - 56.0%	36.0%	29.5% - 54.0%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain reporting units.
(b)	Reflects some of the key assumptions for testing only those radio markets with remaining goodwill for October 2009.
(c)	Reflects some of the key assumptions for testing only those radio markets with remaining goodwill for October 2010.
(d)	Reflects changes only to the key assumptions used in the second and third quarter 2011 interim testing for certain reporting units.

Due to the September 2009 amendment of Reach Media’s Sales Representation Agreement with Citadel, Reach Media began to sell advertising inventory within the Tom Joyner Morning Show through an internal sales force. This shift from a guaranteed revenue arrangement with Citadel resulted in reduced revenues and operating cash flow in 2010 compared to the original budget and interim forecasts. As a result, we performed a number of interim impairment tests in 2010. Given the continued decline in revenues and cash flows during 2010, we reduced the revenue and operating cash flow projections for Reach Media at each interim impairment assessment and at our year end assessment. In addition, we performed a number of interim impairment tests in 2011 because actual operating results did not meet budgeted results. Based on this, we reduced our operating cash flow projections and assumptions for our interim testing as well as our year end testing. Since our annual assessment in October 2009, we have not made any changes to the methodology for valuing or allocating goodwill when determining the carrying value for Reach Media.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for all interim, annual and year end assessments since October 2009. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. As a result of the October 2009 annual assessment and the February, May and August 2010 interim assessments, the Company concluded no impairment to the carrying value of Reach Media had occurred. During the fourth quarter of 2010, Reach Media’s operating performance continued to decline, but at a decreasing rate. We believe this represented an impairment indicator and as a result, we performed a year end impairment assessment at December 31, 2010. We recorded an impairment charge of $16.1 million during the quarter ended December 31, 2010 in connection with this assessment. As a result of our 2011 interim and year end assessments, the Company concluded no impairment for the goodwill value had occurred during the year ended December 31, 2011.

	October		February	May	August	December	March	June	September	December
	1,		28,	31,	31,	31,	31,	30,	30,	31,
Reach Media Goodwill	2009		2010	2010	2010	2010	2011	2011	2011	2011

Pre-tax impairment charge (in millions)	$–		$–	$–	$–	$16.1	$–	$–	$–	$–

Discount Rate	14.0%		13.5%	13.5%	13.0%	13.5%	13.5%	13.0%	12.0%	12.5%
Year 1 Revenue Growth Rate	16.5	%(a)	8.5%	2.5%	2.5%	2.5%	2.5%	2.5%	2.5%	2.5%
Long-term Revenue Growth Rate Range	2.5% - 3.0%		2.5% - 3.0%	2.5% - 2.9%	2.5% - 3.3%	(2.6)% - 4.4%	(1.3)% - 4.9%	(0.2)% - 3.9%	(2.0)% - 3.5%	3.0% - 12.7%
Operating Profit Margin Range	27.2% - 35.3%		22.7% - 31.4%	23.3% - 31.5%	25.5% - 31.2%	15.5% - 25.9%	16.2% - 27.4%	17.6% - 22.6%	18.8% - 21.7%	(2.0)% - 16.8%

In August 2009, with the weak economy and its negative impact on online advertising, the Company lowered its internal projections for its Interactive One reporting unit, and performed its first interim impairment testing. Below are some of the key assumptions used in the income approach model for determining the fair value as of August 2009, as of October 1, 2009, as of October 1, 2010 and finally as of October 1, 2011. When compared to discount rates for the radio reporting units, the higher discount rate used to value the reporting unit is reflective of discount rates applicable to internet media businesses. As a result of the testing performed, the Company concluded no impairment to the carrying value of goodwill had occurred. We did not make any changes to the methodology for valuing or allocating goodwill when determining the carrying value.

Goodwill (Internet Segment)	August 31, 2009	October 1, 2009	October 1, 2010	October 1, 2011

Pre-tax impairment charge (in millions)	$-	$-	$-	$-

Discount Rate	17.0%	16.5%	15.0%	14.5%

Year 1 Revenue Growth Rate	13.7%	13.7%	24.5%	20.3%
Long-term Revenue Growth Rate (Year 10)	3.5%	3.5%	3.0%	2.5%
Operating Profit Margin Range	8.8% - 42.9%	10.8% - 42.2%	(0.6)% - 32.7%	0.0% - 28.8%

The Company performed its first impairment testing in the Cable Television segment in December 2011. Below are some of the key assumptions used in the income approach model for determining the fair value as of December 2011. As a result of the testing performed, the Company concluded no impairment to the carrying value of goodwill had occurred.

Cable Television Goodwill	December 31, 2011

Pre-tax impairment charge (in millions)	$–

Discount Rate	11.5%
Year 1 Revenue Growth Rate	13.9%
Long-term Revenue Growth Rate Range	2.7% - 13.9%

Operating Profit Margin Range	29.9% - 42.2%

The above four goodwill tables reflect some of the key valuation assumptions used for 12 of our 19 reporting units. As a result of our testing in 2011, goodwill of $14.5 million was impaired in one of our reporting units. There are seven remaining reporting units that had no goodwill carrying value balances as of December 31, 2011.

Goodwill Valuation Results

The table below presents the changes in the Company’s goodwill carrying values for its four reportable segments. The Company’s goodwill balance increased from approximately $121.5 million at December 31, 2010 to $272.0 million at December 31, 2011. The increase of approximately $165.0 million was due to the consolidation of TV One, which was offset by a decrease due to the impairment of approximately $14.5 million of remaining goodwill in one of our reporting units. As noted above, the 19 reporting units consist of the 15 radio markets plus four other business divisions. The actual reporting units are not disclosed so as to not make sensitive information publicly available that could potentially be competitively harmful to the Company.

	Goodwill Carrying Balances
	As of		As of
Reporting Unit	December 31, 2010	Increase (Decrease)	December 31, 2011
		(In millions)

Radio Broadcasting Segment	$85.3	$(14.5)	$70.8

Reach Media Segment	14.4	-	14.4

Internet Segment	21.8	-	21.8

Cable Television Segment	-	165.0	165.0

Total	$121.5	$150.5	$272.0

In arriving at the estimated fair values for radio broadcasting licenses and goodwill, we also performed a reasonableness test by comparing our overall average implied multiple based on our cash flow projections and fair values to recently completed sales transactions, and by comparing our estimated fair values to the market capitalization of the Company. The results of these comparisons confirmed that the fair value estimates resulting from our annual assessments in 2011 were reasonable.

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill and radio broadcasting licenses, are being amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	As of December 31,
	2011	2010	Period of Amortization
	(In thousands)

Trade names	$17,133	$17,138	2-5 Years
Talent agreement	19,549	19,549	10 Years
Debt financing and modification costs	16,115	19,374	Term of debt
Intellectual property	14,151	14,151	4-10 Years
Affiliate agreements	186,755	7,769	1-10 Years
Acquired income leases	1,282	1,282	3-9 Years
Non-compete agreements	1,260	1,260	1-3 Years
Advertiser agreements	47,688	6,613	2-7 Years
Favorable office and transmitter leases	3,358	3,358	2-60 Years
Brand names	2,539	2,539	2.5 Years
Brand names - unamortized	39,688	—	2.5 Years
Other intangibles	3,662	1,258	1-5 Years
	353,180	94,291
Less: Accumulated amortization	(90,200)	(54,255)
Other intangible assets, net	$262,980	$40,036

Amortization expense of intangible assets for the years ended December 31, 2011, 2010 and 2009 was approximately $26.2 million, $7.0 million and $8.4 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the years ended December 31, 2011, 2010 and 2009 was approximately $4.7 million, $3.0 million and $2.4 million, respectively.

The following table presents the Company’s estimate of amortization expense for the years 2012 through 2016 for intangible assets, excluding deferred financing costs:

(In thousands)

2012	$28,465
2013	$27,911
2014	$27,314
2015	$26,043
2016	$25,886

Actual amortization expense may vary as a result of future acquisitions and dispositions.

The gross value and accumulated amortization of the launch assets is as follows:

	December 31, 2011	Weighted Average Period of Amortization
	(In thousands)

Launch assets	$39,543	3.6 Years
Less: Accumulated amortization	(7,106)
Launch assets, net	$32,437

Future estimated launch support amortization expense or revenue reduction related to launch assets for years 2012 through 2015 is as follows:

(In thousands)

2012	$9,947
2013	$9,947
2014	$9,902
2015	$2,641

6.  CONTENT ASSETS:

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

The gross value and accumulated amortization of the content assets is as follows:

	December 31, 2011	Period of Amortization
	(In thousands)
Content assets	$95,527	1-8 Years
Less: Accumulated amortization	(31,539)
Content assets, net	$63,988

Future estimated content amortization expense related to agreements entered into as of December 31, 2011 for years 2012 through 2016 is as follows:

(In thousands)

2012	$27,383
2013	$17,633
2014	$9,892
2015	$4,011
2016	$1,694

7.  INVESTMENT IN AFFILIATED COMPANY:

In January 2004, the Company, together with an affiliate of Comcast Corporation and other investors, launched TV One, an entity formed to operate a cable television network featuring lifestyle, entertainment and news-related programming targeted primarily towards African-American viewers. At that time, we committed to make a cumulative cash investment of $74.0 million in TV One, of which $60.3 million had been funded as of April 30, 2007. Since December 31, 2006, the initial four year commitment period for funding the capital had been extended on a quarterly basis, due in part to TV One’s lower than anticipated capital needs. In connection with the Redemption Financing (as defined in Note 2 — Acquisitions), we funded our remaining capital commitment amount of approximately $13.7 million on April 19, 2011 and currently anticipate no further capital commitment. In December 2004, TV One entered into a distribution agreement with DIRECTV and certain affiliates of DIRECTV became investors in TV One. As of December 31, 2011 and 2010, the Company owned approximately 51.0% and 37%, respectively, of TV One on a fully-converted basis.

On February 25, 2011, TV One completed its $119 million Redemption Financing. The Redemption Financing is structured as senior secured notes bearing a 10% coupon and is due in 2016. Subsequently, on February 28, 2011, TV One utilized $82.4 million of the Redemption Financing to repurchase 15.4% of its outstanding membership interests from certain financial investors and 2.0% of its outstanding membership interests held by TV One management (representing approximately 50% of interests held by management). Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis after having executed an amendment to the TV One operating agreement with the remaining members of TV One concerning certain governance issues. Finally, on April 25, 2011, TV One utilized the balance of the Redemption Financing to repurchase 12.4% of its outstanding membership interests from DIRECTV. These redemptions by TV One, increased Radio One’s holding in TV One from 36.8% to approximately 50.9% as of April 25, 2011. Subsequent to April 2011, our ownership in TV One increased to approximately 51.0% after a further redemption of certain management interests.

Prior to the consolidation date, the Company recorded its investment at cost and had adjusted its carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. At December 31, 2010, the carrying value of the Company’s investment in TV One was approximately $47.5 million and is presented on the consolidated balance sheet as investment in affiliated company. On April 14, 2011, the Company began to account for TV One on a consolidated basis and the basis of the assets and liabilities of TV One at that date were recorded at fair value. For the period January 1, 2011 to April 14, 2011 and for the years ended December 31, 2010 and 2009, the Company’s allocable share of TV One’s operating income was $3.3 million, $5.6 million and $3.7 million, respectively.

We entered into separate network services and advertising services agreements with TV One in 2003. Under the network services agreement, we provided TV One with administrative and operational support services and access to Radio One personalities. In consideration of providing these services, we received equity in TV One, and received an annual cash fee of $500,000. The network services agreement, originally scheduled to expire in January 2009 was extended to January 2011, at which time it expired.

Under an advertising services agreement, we provided a specified amount of advertising to TV One. Prior to the consolidation date, the Company was accounting for the services provided to TV One under the advertising services agreement in accordance with ASC 505-50-30, “Equity.”  As services were provided to TV One, the Company recorded revenue based on the fair value of the most reliable unit of measurement in these transactions. The most reliable unit of measurement had been determined to be the value of underlying advertising time that was provided to TV One. The Company recognized $2.0 million, $1.8 million, and $2.3 million in revenue relating to these two agreements for the years ended December 31, 2011, 2010 and 2009, respectively. The advertising services agreement was also originally scheduled to expire in January 2009 and was extended to January 2011, at which time it expired. However, we entered into a new advertising services agreement with TV One with an effective date of January 2011. Under the new advertising services agreement, we (i) provide advertising services to TV One on certain of our media properties and (ii) act as media placement agent for TV One in certain instances. In return for such services, TV One pays us for such advertising time and services and, where we act as media placement agent, pays us a media placement fee equal to the lesser of 15% of media placement costs or a market rate, in addition to reimbursing us (or paying in advance) for all actual costs associated with the media placement services.

Summarized audited financial information for our significant equity investment (prior to consolidation) is reported below (in thousands, amounts represent 100% of investee financial information):

Statement of Operations	Year Ended December 31, 2010	Year Ended December 31, 2009
	(In thousands)	(In thousands)

Net revenue	$107,268	$89,690
Costs and expenses	87,648	78,151
Earnings from continuing operations	19,620	11,539
Net income	$19,620	$11,539

Balance Sheet	As of December 31, 2010	As of December 31, 2009
	(In thousands)	(In thousands)

Current assets	$45,074	$44,451
Non-current assets	116,901	125,131
Current liabilities	112,894	31,672
Non-current liabilities	24,899	38,271
Equity	$24,182	$99,639

 8.  INVESTMENTS

The Company’s investments (short-term and long-term) consist of the following:

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
December 31, 2011
Corporate debt securities	$7,376	$(264)	$66	$7,178
Government sponsored enterprise mortgage-backed securities	1,012	(2)	1	1,011
Total investments	$8,388	$(266)	$67	$8,189

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
December 31, 2011
Corporate debt securities	$2,760	$(178)	$1,693	$(86)	$(264)
Government sponsored enterprise mortgage-backed securities	400	(2)	0	0	(2)
Total investments	$3,160	$(180)	$1,693	$(86)	$(266)

The Company’s investments in debt securities are sensitive to interest rate fluctuations, which impact the fair value of individual securities. The Company has analyzed the unrealized losses on the 65 securities that were in an unrealized loss position as of December 31, 2011, and believe that they do not meet the criteria for an other-than-temporary-impairment. The Company has not decided to sell the affected securities and it is not more likely than not that the Company will be required to sell before a recovery of the amortized cost of the affected securities. However, given the judgmental nature of the Company’s analysis, there is a continuing risk that further declines in fair value may occur. These declines could result in other-than-temporary-impairment losses in future periods.

The amortized cost and estimated fair value of debt securities at December 31, 2011, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost Basis	Fair Value
	(In thousands)
Within 1 year	$790	$768
After 1 year through 5 years	3,817	3,658
After 5 years through 10 years	2,021	2,018
After 10 years	748	734
Mortgage-backed securities	1,012	1,011
Total	$8,388	$8,189

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

Year Ended December 31, 2011
(In thousands)
Proceeds from sales	$30,449
Gross realized gains	31
Gross realized losses	(311)

9.  OTHER CURRENT LIABILITIES:

Other current liabilities consist of the following:

	As of December 31,
	2011	2010
	(In thousands)

Deferred revenue	$5,157	$6,389
Deferred barter revenue	1,427	1,204
Deferred contract credits	—	237
Deferred rent	339	360
Accrued national representative fees	613	589
Accrued miscellaneous taxes	689	492
Other current liabilities	4,002	2,433
Other current liabilities	$12,227	$11,704

10.  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES:

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

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheet are as follows:

	Liability Derivatives
	As of December 31, 2011		As of December 31, 2010
	(In thousands)
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate swaps	Other Long-Term Liabilities	$—	Other Long-Term Liabilities	$1,426
Derivatives not designated as hedging instruments:
Employment agreement award	Other Long-Term Liabilities	10,346	Other Long-Term Liabilities	6,824
Total derivatives		$10,346		$8,250

The effect and the presentation of the Company’s derivative instruments on the consolidated statement of operations are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain (Loss) in Other Comprehensive Income on Derivative (Effective Portion)			Gain (Loss) Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)				Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount			Location	Amount			Location	Amount
	For the Years Ended December 31,
	(In thousands)
	2011	2010	2009		2011	2010	2009		2011	2010	2009
Interest rate swaps	$1,426	$662	$895	Interest expense	$(258)	$(1,510)	$(1,749)	Interest expense	$—	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		For the Years Ended December 31,
		2011	2010	2009
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$(3,522)	$(2,167)	$(331)

 Hedging Activities

In June 2005, pursuant to our Previous Credit Agreement (as defined in Note 11 — Long-Term Debt), the Company entered into four fixed rate swap agreements to reduce interest rate fluctuations on certain floating rate debt commitments. One of the four $25.0 million swap agreements expired in each of June 2007 and 2008, and 2010, respectively. The remaining $25.0 million swap agreement was terminated on March 31, 2011 in conjunction with the March 31, 2011 retirement of our Previous Credit Agreement.  We have no swap agreements in connection with our current credit facilities.

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

The effective portion of changes in the fair value of derivatives designated and qualifying as cash flow hedges was recorded in Accumulated Other Comprehensive Loss and subsequently reclassified into earnings in the period that the hedged forecasted transaction affects earnings. During the three months ended March 31, 2011, such derivatives were used to hedge the variable cash flows associated with existing floating rate debt commitments.  The ineffective portion of the change in fair value of the derivatives, if any, was recognized directly in earnings. There was no hedging ineffectiveness during the years ended December 31, 2011, 2010 and 2009.

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

As of December 31, 2011, the Company was party to an Employment Agreement executed in April 2008 with the CEO. Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reassessed the estimated fair value of the award at December 31, 2011 to be approximately $10.3 million, and accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. The Company is currently in negotiations with the Company’s CEO for a new employment agreement. Until such time as his new employment agreement is executed, the terms of his April 2008 employment agreement remain in effect including eligibility for the TV One award.

11.  LONG-TERM DEBT:

Long-term debt consists of the following:

	December 31, 2011	December 31, 2010
	(In thousands)

Senior bank term debt	$383,105	$346,681
Senior bank revolving debt	—	7,000
6⅜% Senior Subordinated Notes due February 2013	747	747
12½/15% Senior Subordinated Notes due May 2016	312,800	286,794
10% Senior Secured TV One Notes due March 2016	119,000	—
Note payable	—	1,000
Total debt	815,652	642,222
Less: current portion	3,860	18,402
Less: original issue discount	6,748	—
Long-term debt, net	$805,044	$623,820

Credit Facilities

March 2011 Refinancing Transaction

On March 31, 2011, the Company entered into a new senior secured credit facility (the “2011 Credit Agreement”) with a syndicate of banks, and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund our obligation with respect to a capital call initiated by TV One.  The total amount available under the 2011 Credit Agreement is $411.0 million, consisting of a $386.0 million term loan facility that matures on March 31, 2016 and a $25.0 million revolving loan facility that matures on March 31, 2015. Borrowings under the credit facilities are subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the credit facilities can be used for working capital, capital expenditures made in the ordinary course of business, its common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes.

The 2011 Credit Agreement contains affirmative and negative covenants that the Company is required to comply with, including:

(b)	maintaining an interest coverage ratio of no less than:
▪	1.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:

▪	5.25 to 1.00 on June 30, 2011;
▪	5.00 to 1.00 on September 30, 2011 and December 31, 2011;
▪	4.75 to 1.00 on March 31, 2012;
▪	4.50 to 1.00 on June 30, 2012, September 30, 2012 and December 31, 2012;
▪	4.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013;
▪	3.75 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014;
▪	3.25 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:

▪	9.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through December 31, 2011;
▪	9.00 to 1.00 on March 31, 2012;
▪	8.75 to 1.00 on June 30, 2012;
▪	8.50 to 1.00 on September 30, 2012 and December 31, 2012;
▪	8.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013;

▪	7.50 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014;
▪	6.50 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(d) limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of December 31, 2011, ratios calculated in accordance with the 2011 Credit Agreement, are as follows:

	As of December 31, 2011		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$78.2

Pro Forma Last Twelve Months Interest Expense (In millions)	$48.2

Senior Debt (In millions)	$365.3
Total Debt (In millions)	$678.8

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.67	x	5.00	x	0.33	x

Total Leverage
Total Debt / Covenant EBITDA	8.68	x	9.25	x	0.57	x

Interest Coverage
Covenant EBITDA / Interest Expense	1.62	x	1.25	x	0.37	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, the calculations for the ratios above do not include the operating results and related debt of Reach Media and TV One.

As of December 31, 2011, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement.  Measurement of interest coverage, senior secured leverage, and total leverage ratios began on June 30, 2011.

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

As of December 31, 2011, the Company had approximately $23.8 million of borrowing capacity under its revolving credit facility. Taking into consideration the financial covenants under the 2011 Credit Agreement, approximately $23.8 million of the revolving credit facility was available to be borrowed.

As of December 31, 2011, the Company had outstanding approximately $383.1 million on its term credit facility. During the year ended December 31, 2011, the Company repaid approximately $2.9 million under the 2011 Credit Agreement. Proceeds from the 2011 Credit Agreement of approximately $378.3 million, net of original issue discount, were used to repay the Amended and Restated Credit Agreement (as defined below) and pay other fees and expenses, with the balance of the proceeds used to fund the TV One capital call. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

Period between and including the November 2010 Refinancing Transactions and entering into the 2011 Credit Agreement

On November 24, 2010, the Company entered into a credit agreement amendment with its prior syndicate of banks. The credit agreement amendment, which amended and restated the Previous Credit Agreement (as defined below) (as so amended and restated, the “Amended and Restated Credit Agreement”), among other things, replaced the existing amount of outstanding revolving loans with a $323.0 million term loan and provided for three tranches of revolving loans, including a $20.0 million revolver to be used for working capital, capital expenditures, investments, and other lawful corporate purposes, a $5.1 million revolver to be used solely to redeem and retire the 2011 Notes, and a $13.7 million revolver to be used solely to fund a capital call with respect to TV One (the “November 2010 Refinancing Transaction”).

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

On March 31, 2011, the Company repaid all obligations under, and terminated, the Amended and Restated Credit Agreement with proceeds from the 2011 Credit Agreement. During the quarter ended March 31, 2011 the Company did not borrow from the Amended and Restated Credit Agreement and repaid approximately $353.7 million.

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

Senior Subordinated Notes

Period after the November 2010 Refinancing Transactions and after the March 2011 Refinancing Transaction

      On November 24, 2010, we issued $286.8 million of our 12½/15% Senior Subordinated Notes due May 2016 in a private placement and exchanged and then cancelled approximately $97.0 million of $101.5 million in aggregate principal amount outstanding of our 2011 Notes and approximately $199.3 million of $200.0 million in aggregate principal amount outstanding of our 2013 Notes (the 2013 Notes together with the 2011 Notes, the “Prior Notes”).  We entered into supplemental indentures in respect of each of the Prior Notes which waived any and all existing defaults and events of default that had arisen or may have arisen that may be waived and eliminated substantially all of the covenants in each indenture governing the Prior Notes, other than the covenants to pay principal and interest on the Prior Notes when due, and eliminated or modified the related events of default. Subsequently, all remaining outstanding 2011 Notes were repurchased pursuant to the indenture governing the 2011 Notes, effective as of December 24, 2010.

As of December 31, 2011, the Company had outstanding $747,000 of its 6⅜% Senior Subordinated Notes due February 2013 and $312.8 million of our 12½/15% Senior Subordinated Notes due May 2016. During the year ended December 31, 2010, pursuant to the debt exchange, the Company repurchased $101.5 million of the 8⅞% Senior Subordinated Notes at par and $199.3 million of the 6⅜% Senior Subordinated Notes at an average discount of 5.0%, and recorded a gain on the retirement of debt of approximately $6.6 million, net of the write-off of deferred financing costs of approximately $3.3 million. The 12½/15% Senior Subordinated Notes due May 2016 had a carrying value of $312.8 million and a fair value of approximately $262.8 million as of December 31, 2011, and the 6⅜% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $710,000 as of December 31, 2011. The fair values were determined based on the trading value of the instruments as of the reporting date.

Interest payments under the terms of the 6⅜% Senior Subordinated Notes are due in February and August.  Based on the $747,000 principal balance of the 6⅜% Senior Subordinated Notes outstanding on September 30, 2011, interest payments of $24,000 are payable each February and August through February 2013.

Interest on the 12½/15% Senior Subordinated Notes will be payable in cash, or at our election, partially in cash and partially through the issuance of additional 12½/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We may make a PIK Election only with respect to interest accruing up to but not including May 15, 2012, and with respect to interest accruing from and after May 15, 2012 such interest shall accrue at a rate of 12.5% per annum and shall be payable in cash.

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

During the year ended December 31, 2011, the Company paid cash interest in the amount of approximately $17.3 million and issued approximately $26.0 million of additional 12½/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect.

The indentures governing the Company’s 12½/15% Senior Subordinated Notes also contain covenants that restrict, among other things, the ability of the Company to incur additional debt, purchase common stock, make capital expenditures, make investments or other restricted payments, swap or sell assets, engage in transactions with related parties, secure non-senior debt with assets, or merge, consolidate or sell all or substantially all of its assets.

The Company conducts a portion of its business through its subsidiaries. Certain of the Company’s subsidiaries have fully and unconditionally guaranteed the Company’s 12½/15% Senior Subordinated Notes, the 6⅜% Senior Subordinated Notes and the Company’s obligations under the 2011 Credit Agreement.

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

TV One Senior Secured Notes

      In connection with the Redemption Financing, TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

Note Payable

       Reach Media issued a $1.0 million promissory note in November 2009 to a subsidiary of Citadel, which was acquired by Cumulus Media Inc. in September 2011. As noted above, the note was issued in connection with Reach Media reacquiring Citadel’s noncontrolling stock ownership in Reach Media as well as entering into a new sales representation agreement with Radio Networks, a subsidiary of Citadel. The note had an interest rate of 7.0% per annum, which was payable quarterly, and the entire principal amount was due on December 31, 2011. The note was repaid on December 30, 2011.

Future scheduled minimum principal payments of debt as of December 31, 2011 are as follows:

	Senior Subordinated Notes	Credit Facility	Senior Secured Notes
	(In thousands)

2012	$—	$3,860	$—
2013	747	3,860	—
2014	—	3,860	—
2015	—	3,860	—
2016	312,800	367,665	119,000
Total Debt	$313,547	$383,105	$119,000

12.  INCOME TAXES:

The Company’s provision for income taxes from continuing operations was approximately $66.7 million for the year ended December 31, 2011, compared to a provision for income taxes of approximately $4.0 million for the year ended December 31, 2010, and compared to a provision for income taxes of $7.0 million for 2009. A reconciliation of the statutory federal income taxes to the recorded provision for income taxes from continuing operations is as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)

Statutory tax (@ 35% rate)	$27,863	$(7,858)	$(13,905)
Effect of state taxes, net of federal	4,331	(613)	(2,267)
Effect of state rate and tax law changes	750	101	255
Other permanent items	1	77	152
Interest disallowed under Internal Revenue Code 163(i)	8,825	765	—
Effect of equity adjustments including ASC 718	5	45	198
Internal Revenue Code Section 162(m)	2,226	2,504	534
Valuation allowance	14,910	3,171	22,259
Effect of permanent impairment of long-lived assets	4,540	5,735	—
Expiring NOLs and Charitable Carryovers	1,037	454	225
Cancellation of Stock Based Compensation	1,151	(255)	218
Other	1,047	(155)	(655)
Provision for income taxes	$66,686	$3,971	$7,014

F - 45

The components of the provision for income taxes from continuing operations are as follows:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)

Federal:
Current	$1,980	$2,199	$3,834
Deferred	53,113	1,010	5,679
State:
Current	555	461	1,184
Deferred	11,038	301	(3,683)
Provision for income taxes	$66,686	$3,971	$7,014

For the year ended December 31, 2011, the provision consisted of deferred taxes of approximately $33.2 million related to temporary differences associated with the amortization for tax purposes of indefinite lived intangible assets held by Radio One, approximately $33.8 million related to the partnership interest in TV One, reduced by the deferred tax benefit from the Reach Media impairment of approximately $2.8 million. Current federal taxes consisted of approximately $2.0 million for Reach Media and state taxes of $393,000 for Radio One and $162,000 for Reach Media. For the year ended December 31, 2010, the tax provision consisted of approximately $2.2 million for Reach Media, approximately $2.7 million for the increase in the deferred tax liability (“DTL”) associated with certain indefinite-lived intangibles, $358,000 for state taxes and FIN 48 items, and a tax benefit of approximately $1.3 million for Reach Media purchase price accounting amortization. For the year ended December 31, 2009, the tax provision consisted of approximately $4.5 million for Reach Media, approximately $4.8 million for the increase in the DTL associated with certain indefinite-lived intangibles, and $94,000 for state taxes and FIN 48 items, which were offset by a benefit of approximately $1.4 million for true-up items and a benefit of approximately $1.0 million for Reach Media purchase price accounting amortization. The decrease of approximately $3.0 million consisted primarily of approximately $2.3 million decrease for Reach Media due to a decline in book income. The Company continues to maintain a full valuation allowance for its deferred tax assets (“DTAs”) other than DTAs for Reach Media as further discussed below.

The loss from discontinued operations for the years ended December 31, 2011, 2010 and 2009 did not result in any tax benefit due to the Company’s valuation allowance.

F - 46

The significant components of the Company’s deferred tax assets and liabilities as of December 31, 2011 and 2010 are as follows:

	As of December 31,
	2011	2010
	(In thousands)

Deferred tax assets:
Allowance for doubtful accounts	$1,130	$1,180
Accruals	512	1,455
Total current deferred tax assets before valuation allowance	1,642	2,635
Valuation allowance	(1,584)	(2,456)
Total current deferred tax assets, net	58	179
Intangible assets	16,528	21,252
Fixed assets	1,459	299
Stock-based compensation	1,474	1,803

Net operating loss carryforwards	249,059	208,805
Other	1,451	2,336
Total noncurrent deferred tax assets before valuation allowance	269,971	234,495
Valuation allowance	(243,343)	(227,903)
Net noncurrent deferred tax assets	26,628	6,592
Total deferred tax assets	$26,686	$6,771

Deferred tax liabilities:
Prepaid expenses	—	(157)
Total current deferred tax liability	—	(157)
Intangible assets	(117,616)	(87,400)
Partnership interests	(61,728)	(7,956)
Other	(863)	(628)
Total noncurrent deferred tax liabilities	(180,207)	(95,984)
Total deferred tax liabilities	(180,207)	(96,141)
Net deferred tax liabilities	$(153,521)	$(89,370)

As of December 31, 2011, the Company had Federal, state, and city NOL carryforward amounts of approximately $626.6 million, $572.5 million, and $127.8 million respectively. The state and city NOLs are applied separately from the Federal NOL as the Company generally files separate state and city returns for each subsidiary. Additionally, the amount of the state NOLs can change whenever future state apportionment factors differ from current factors. The NOLs may be subject to limitation under Internal Revenue Code Section 382. The NOLs begin to expire as early as 2017, with the final expirations in 2031.

Deferred income taxes reflect the impact of temporary differences between the assets and liabilities recognized for financial reporting purposes and amounts recognized for tax purposes. Deferred taxes are based on tax laws as currently enacted.

The Company had unrecognized tax benefits of approximately $5.8 million related to state NOLs of approximately $56.6 million as of December 31, 2011.

F - 47

The Company concluded it was more likely than not that the benefit from certain of its DTAs would not be realized. The Company considered its historically profitable jurisdictions, its sources of future taxable income and tax planning strategies in determining the amount of valuation allowance recorded. As part of that assessment, the Company also determined that it was not appropriate under generally accepted accounting principles to benefit its DTAs based on DTLs related to indefinite-lived intangibles that cannot be scheduled to reverse in the same period. Because the DTL in this case would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. As a result of the assessment, and given the current total three year cumulative loss position, (after excluding the gain recognized in connection with the consolidation of TV One) the uncertainty of future taxable income and the feasibility of tax planning strategies, the Company recorded a valuation allowance of approximately $244.9 million, $230.4 million and $228.0 million as of December 31, 2011, 2010 and 2009, respectively.

As disclosed in Note 1 — Organization and Summary of Significant Accounting Policies, the Company accounts for income taxes in accordance with ASC 740, “Income Taxes.” The nature of the uncertainties pertaining to the Company’s income taxes is primarily due to various state tax positions. As of December 31, 2011, the Company had unrecognized tax benefits of approximately $5.8 million, of which a net amount of approximately $3.8 million, if recognized, would impact the effective tax rate if there was no valuation allowance. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. Accordingly, during the year ended December 31, 2011, we recorded interest related to unrecognized tax benefits of $46,000, and at December 31, 2011, we recorded a liability for accrued interest of $311,000. The Company estimates the possible change to its unrecognized tax benefits prior to December 31, 2012 would be up to $752,000, due to closed statutes. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2011	2010	2009
	(In thousands)

Balance as of January 1	$5,822	$6,326	$4,953
Additions (reductions) for tax position related to current year	-	(475)	82
Additions for tax positions related to prior years	-	-	1,525
Reductions for tax positions as a result of the lapse of applicable statutes of limitations	(42)	(29)	(234)
Balance as of December 31	$5,780	$5,822	$6,326

As of December 31, 2011, the Company was not under audit in any jurisdiction for Federal or state income tax purposes. However, the Company’s open tax years for Federal income tax examinations include the tax years ended December 31, 2008 through 2011. Additionally, prior years are open to the extent of the amount of the net operating loss from that year. For state and local purposes, the open years for tax examinations include the tax years ended December 31, 2007 through 2011.

F - 48

13.  STOCKHOLDERS’ EQUITY:

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

 Stock Repurchase Program

In April 2011, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “2011 Repurchase Authorization”). Under the 2011 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $15 million worth of its Class A and/or Class D common stock prior to April 13, 2013.  Repurchases will be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations.  The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law.  The Company executes upon the stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value.  During the year ended December 31, 2011, the Company repurchased 54,566 shares of Class A common stock in the amount of $73,000 at an average price of $1.34 per share and 4,245,567 shares of Class D common stock in the amount of approximately $9.4 million at an average price of $2.21 per share. The Company continues to have an open stock repurchase authorization with respect to its Class A and D stock. During the year ended December 31, 2010, the Company did not repurchase any Class A Common Stock or Class D Common Stock. During the year ended December 31, 2009, the Company repurchased 34,889 shares of Class A Common Stock at an average price of $0.68 and 27.7 million shares of Class D Common Stock at an average price of $0.71.

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

A new stock option and restricted stock plan (“the 2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The terms of the 2009 Stock Plan are substantially similar to the prior Plan. The Company has the authority to issue up to 8,250,000 shares of Class D Common Stock under the 2009 Stock Plan. As of December 31, 2011, 4,844,051 shares of Class D Common Stock were available for grant under the 2009 Stock Plan.

F - 49

 In December 2009, the compensation committee and the non-executive members of the Board of Directors approved a long-term incentive plan (the “2009 LTIP”) for certain “key” employees of the Company. The 2009 LTIP is comprised of 3,250,000 shares (the “LTIP Shares”) of the 2009 Stock Plan’s 8,250,000 shares of Class D Common Stock. Awards of the LTIP Shares were granted in the form of restricted stock and allocated among 31 employees of the Company, including the named executive officers. The named executive officers were allocated LTIP Shares as follows: (i) Chief Executive Officer (“CEO”) (1.0 million shares); (ii) the Chairperson (300,000 shares); (iii) the Chief Financial Officer (“CFO”) (225,000 shares); (iv) the Chief Administrative Officer (“CAO”) (225,000 shares); and (v) the President of the Radio Division (“PRD”) (130,000 shares). The remaining 1,370,000 shares were allocated among 26 other “key” employees. All awards will vest in three installments.  The awards were granted effective January 5, 2010 and the first installment of 33% vested on June 5, 2010, the second installment vested on June 5, 2011. The third installment was originally scheduled to vest on June 5, 2012 but upon determination by the compensation committee was accelerated to vest on November 19, 2011. Pursuant to the terms of the 2009 Stock Plan, subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold into the open market for tax purposes on or about the vesting dates.

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

The Company granted 181,520 stock options during the year ended December 31, 2011. The Company granted 39,430 stock options during the year ended December 31, 2010 and did not grant stock options during the year ended December 31, 2009. The per share weighted-average fair value of options granted during the years ended December 31, 2011 and 2010 was $1.38 and $2.45, respectively.

These fair values were derived using the BSM with the following weighted-average assumptions:

	For the Years Ended December 31,
	2011	2010	2009

Average risk-free interest rate	2.23%	3.28%	—
Expected dividend yield	0.00%	0.00%	—
Expected lives	6.00 years	6.25 years	—
Expected volatility	120.7%	111.3%	—

F - 50

Transactions and other information relating to stock options for the years December 31, 2011, 2010 and 2009 are summarized below:

	Number of Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	5,547,000	$9.64	—	—
Grants	—	$—
Exercised	—	$—
Forfeited/cancelled/expired	(182,000)	$9.68
Outstanding at December 31, 2009	5,365,000	$9.64	—	—
Grants	39,000	$3.17
Exercised	—	$—
Forfeited/cancelled/expired	(405,000)	$11.57
Outstanding at December 31, 2010	4,999,000	$9.40	—	$—
Grants	182,000	$1.38
Exercised	—	$—
Forfeited/cancelled/expired	(370,000)	$16.57
Outstanding at December 31, 2011	4,811,000	$8.60	4.47	$—
Vested and expected to vest at December 31, 2011	4,797,000	$8.62	4.45	$—
Unvested at December 31, 2011	128,000	$1.75	9.11	$—
Exercisable at December 31, 2011	4,683,000	$8.79	4.34	$—

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the year ended December 31, 2011 and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on December 31, 2011. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during the year ended December 31, 2011. The number of options that vested during the year ended December 31, 2011 was 725,794.

As of December 31, 2011, approximately $107,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 7.6 months. The stock option weighted-average fair value per share was $3.45 at December 31, 2011.

F - 51

Transactions and other information relating to restricted stock grants for the years ended December 31, 2011, 2010 and 2009 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2008	628,000	$2.14
Grants	—	$—
Vested	(235,000)	$2.48
Forfeited/cancelled/expired	—	$—
Unvested at December 31, 2009	393,000	$1.94
Grants	3,375,000	$3.09
Vested	(1,226,000)	$3.01
Forfeited/cancelled/expired	(232,000)	$3.23
Unvested at December 31, 2010	2,310,000	$2.92
Grants	60,000	$1.19
Vested	(2,203,000)	$2.99
Forfeited/cancelled/expired	(23,000)	$3.17
Unvested at December 31, 2011	144,000	$1.10

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of December 31, 2011, approximately $126,000 of total unrecognized compensation cost related to restricted stock grants was expected to be recognized over the next 1.2 years.

14.  RELATED PARTY TRANSACTIONS:

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the years ended December 31, 2011, 2010 and 2009, Radio One paid $6,000, $6,000 and $38,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the years ended December 31, 2011, 2010 and 2009, the Company provided advertising to Music One in the amount of $1,000, $0 and $0, respectively. There were no cash, trade or no-charge orders placed by Music One in 2010 or 2009.

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

F - 52

15.  PROFIT SHARING AND EMPLOYEE SAVINGS PLAN:

The Company maintains a profit sharing and employee savings plan under Section 401(k) of the Internal Revenue Code. This plan allows eligible employees to defer allowable portions of their compensation on a pre-tax basis through contributions to the savings plan. The Company may contribute to the plan at the discretion of its board of directors. Effective January 1, 2006, the Company began matching employee contributions to the employee savings plan. As of January 1, 2008, the Company suspended the matching employer contribution indefinitely. For the years ended December 31, 2011, 2010 and 2009, no employer contributions were paid.

16.  COMMITMENTS AND CONTINGENCIES:

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times through December 1, 2019. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

Royalty Agreements

Effective December 31, 2009, our radio music license agreements with the two largest performance rights organizations, American Society of Composers, Authors and Publishers (“ASCAP”) and Broadcast Music, Inc. (“BMI”) expired. The Radio Music License Committee (“RMLC”), which negotiates music licensing fees for most of the radio industry with ASCAP and BMI, has reached an agreement with these organizations on a temporary fee schedule that reflects a provisional discount of 7.0% against 2009 fee levels. The temporary fee reductions became effective in January 2010. Absent an agreement on long-term fees between the RMLC and ASCAP and BMI, the U.S. District Court in New York has the authority to make an interim and permanent fee ruling for the new contract period. In May 2010 and June 2010, the U.S. District Court’s judge charged with determining the licenses fees ruled to further reduce interim fees paid to ASCAP and BMI, respectively, down approximately another 11.0% from the previous temporary fees negotiated with the RMLC. In January 2012, the U.S. District Court approved a settlement between RMLC and ASCAP. The settlement determines the amount to be paid to ASCAP for usage through 2016. In addition, stations will receive a credit for overpayments made in 2010 and 2011.

The Company has entered into fixed fee and variable share agreements with music performance rights organizations that expire as late as 2015. During the years ended December 31, 2011, 2010 and 2009, the Company incurred expenses, including discontinued operations, of approximately $12.5 million, $11.4 million and $12.6 million, respectively, in connection with these agreements. For continuing operations, for the years ended December 31, 2011, 2010 and 2009, the Company incurred expenses of approximately $12.5 million, $11.4 million and $12.6 million, respectively, in connection with these agreements.

F - 53

Leases and Other Operating Contracts and Agreements

The Company has noncancelable operating leases for office space, studio space, broadcast towers and transmitter facilities that expire over the next 20 years. The Company’s leases for broadcast facilities generally provide for a base rent plus real estate taxes and certain operating expenses related to the leases. Certain of the Company’s leases contain renewal options, escalating payments over the life of the lease and rent concessions. Scheduled rent increases and rent concessions are being amortized over the terms of the agreements using the straight-line method, and are included in other liabilities in the accompanying consolidated balance sheets. The future rentals under non-cancelable leases as of December 31, 2011 are shown below.

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

	Operating Lease Payments	Other Operating Contracts and Agreements
	(In thousands)
Years ending December 31:
2012	$9,503	$63,973
2013	8,054	27,789
2014	7,026	21,478
2015	5,932	5,100
2016	5,107	4,022
2017 and thereafter	16,464	638
Total	$52,086	$123,000

Rent expense included in continuing operations for the years ended December 31, 2011, 2010 and 2009 was approximately $9.6 million, $8.1 million and $8.8 million, respectively. Rent expense, including discontinued operations, for the years ended December 31, 2011, 2010 and 2009 was approximately $9.6 million, $8.1 million and $8.8 million, respectively.

Reach Media Noncontrolling Interest Shareholders’ Put Rights

Beginning on February 28, 2012, the noncontrolling interest shareholders of Reach Media have an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares.   Beginning in 2012, this annual right can be exercised for a 30-day period beginning February 28 of each year. The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Radio One, at the discretion of Radio One. As a result, our ability to fund business operations, new acquisitions or new business initiatives could be limited. The noncontrolling interest shareholders of Reach Media did not exercise their right during the 30-day period that ended March 29, 2012, however, we have no assurances that they will or will not exercise their rights in future years.

Letters of Credit

As of December 31, 2011, we had four standby letters of credit totaling $1.2 million in connection with our annual insurance policy renewals and real estate leases. In addition, Reach Media had a letter of credit of $500,000 outstanding as of December 31, 2011.

F - 54

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

17.  CONTRACT TERMINATION:

 In connection with the September 2005 termination of the Company’s sales representation agreements with Interep National Radio Sales, Inc. (“Interep”), and its subsequent agreements with Katz Communications, Inc. (“Katz”) making Katz the Company’s sole national sales representative, Katz paid the Company $3.4 million as an inducement to enter into new agreements and paid Interep approximately $5.3 million to satisfy the Company’s termination obligations. In August 2009, the Company completed amortizing both over the four-year life of the subsequent Katz agreements as a reduction to selling, general, and administrative expense. For the year ended December 31, 2009, selling, general and administrative expense was reduced by approximately $1.3 million.

F - 55

18.  QUARTERLY FINANCIAL DATA (UNAUDITED):

	Quarters Ended
	March 31	June 30	September 30	December 31(a)
	(In thousands, except share data)
2011:
Net revenue	$65,009	$97,062	$104,445	$98,093
Operating income (loss)	5,577	15,790	13,120	(9,001)
Net (loss) income from continuing operations	(64,006)	101,312	(7,406)	(16,977)
(Loss) income from discontinued operations	(36)	(45)	11	50
Consolidated net (loss) income attributable to common stockholders	(64,245)	98,550	(9,878)	(21,538)
BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(1.23)	$1.94	$(0.20)	$(0.43)
Net (loss) income from discontinued operations per share	(0.00)	(0.00)	0.00	0.00
Consolidated net (loss) income per share attributable to common stockholders	$(1.23)	$1.94	$(0.20)	$(0.43)
DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(1.23)	$1.86	$(0.20)	$(0.43)
Net (loss) income from discontinued operations per share	(0.00)	(0.00)	0.00	0.00
Consolidated net (loss) income per share attributable to common stockholders	$(1.23)	$1.86	$(0.20)	$(0.43)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	52,117,552	50,831,560	50,270,550	49,782,016
Weighted average shares outstanding — diluted	52,117,552	52,905,060	50,270,550	49,782,016

(a)	The net loss from continuing operations for the quarter ended December 31, 2011 includes approximately $22.3 million of pre-tax impairment charges.

F - 56

	Quarters Ended
	March 31	June 30	September 30	December 31(a)
	(In thousands, except share data)
2010:
Net revenue	$58,980	$75,194	$74,430	$71,163
Operating income (loss)	3,854	13,798	17,326	(19,739)
Net (loss) income from continuing operations	(4,615)	2,638	2,206	(26,523)
Income (loss) from discontinued operations	18	(144)	(158)	(47)
Consolidated net (loss) income attributable to common stockholders	(4,568)	2,048	1,038	(27,151)
BASIC NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(0.09)	$0.04	$0.02	$(0.52)
Net (loss) income from discontinued operations per share	(0.00)	(0.00)	(0.00)	0.00
Consolidated net (loss) income per share attributable to common stockholders	$(0.09)	$0.04	$0.02	$(0.52)
DILUTED NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS
Net (loss) income from continuing operations per share	$(0.09)	$0.04	$0.02	$(0.52)
Net (loss) income from discontinued operations per share	(0.00)	(0.00)	(0.00)	0.00
Consolidated net (loss) income per share attributable to common stockholders	$(0.09)	$0.04	$0.02	$(0.52)
WEIGHTED AVERAGE SHARES OUTSTANDING
Weighted average shares outstanding — basic	50,844,148	51,054,572	52,064,108	52,087,460
Weighted average shares outstanding — diluted	50,844,148	54,302,885	54,262,885	52,087,460

(a)	The net loss from continuing operations for the quarter ended December 31, 2010 includes approximately $36.1 million of pre-tax impairment charges.

F - 57

19.  SEGMENT INFORMATION:

The Company has four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) Internet; and (iv) Cable Television. These segments operate in the United States and are consistently aligned with the Company’s management of its businesses and its financial reporting structure.

The Radio Broadcasting segment consists of all broadcast results of operations. The Company aggregates the broadcast markets in which it operates into the Radio Broadcasting segment. The Reach Media segment consists of the results of operations for the Tom Joyner Morning Show and related activities. The Internet segment includes the results of our online business, including the operations of Interactive One and CCI. The Cable Television segment consists of TV One’s results of operations. Corporate/Eliminations/Other represents financial activity associated with our corporate staff and offices and intercompany activity among the four segments.

Operating loss or income represents total revenues less operating expenses, depreciation and amortization, and impairment of long-lived assets. Intercompany revenue earned and expenses charged between segments are recorded at fair value and eliminated in consolidation.

The accounting policies described in the summary of significant accounting policies in Note 1 – Organization and Summary of Significant Accounting Policies are applied consistently across the segments.

F - 58

Detailed segment data for the years ended December 31, 2011, 2010 and 2009 is presented in the following table:

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Net Revenue:
Radio Broadcasting	$221,396	$229,314	$218,018
Reach Media	48,382	41,773	45,825
Internet	17,529	16,027	14,044
Cable Television	86,024	—	—
Corporate/Eliminations/Other	(8,722)	(7,394)	(6,010)
Consolidated	$364,609	$279,720	$271,877

Operating Expenses (including stock-based compensation):
Radio Broadcasting	$138,961	$135,809	$125,414
Reach Media	41,426	34,817	32,026
Internet	20,062	22,737	23,046
Cable Television	61,369	—	—
Corporate/Eliminations/Other	17,905	17,636	10,560
Consolidated	$279,723	$210,999	$191,046

Depreciation and Amortization:
Radio Broadcasting	$6,705	$7,080	$9,383
Reach Media	3,952	4,249	3,934
Internet	3,694	4,942	6,408
Cable Television	21,790	—	—
Corporate/Eliminations/Other	928	1,114	1,239
Consolidated	$37,069	$17,385	$20,964

Impairment of Long-Lived Assets:
Radio Broadcasting	$14,509	$19,949	$65,937
Reach Media	7,822	16,114	—
Internet	—	—	—
Cable Television	—	—	—
Corporate/Eliminations/Other	—	—	—
Consolidated	$22,331	$36,063	$65,937

Operating income (loss):
Radio Broadcasting	$61,221	$66,476	$17,284
Reach Media	(4,818)	(13,407)	9,865
Internet	(6,227)	(11,652)	(15,410)
Cable Television	2,865	—	—
Corporate/Eliminations/Other	(27,555)	(26,144)	(17,809)
Consolidated	$25,486	$15,273	$(6,070)

F - 59

	As of
	December 31, 2011	December 31, 2010
	(In thousands)
Total Assets:

Radio Broadcasting	$806,822	$846,260
Reach Media	33,737	47,900
Internet	33,265	33,698
Cable Television	561,325	—
Corporate/Eliminations/Other	51,333	71,354
Consolidated	$1,486,482	$999,212

20.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

The Company conducts a portion of its business through its subsidiaries. All of the Company’s Subsidiary Guarantors have fully and unconditionally guaranteed the Company’s 6⅜% Senior Subordinated Notes due February 2013, the 12½/15% Senior Subordinated Notes due May 2016, and the Company’s obligations under the 2011 Credit Agreement.

F - 60

Set forth below are consolidated balance sheets for the Company and the Subsidiary Guarantors as of December 31, 2011 and 2010, and related consolidated statements of operations and cash flows for each of the three years ended December 31, 2011. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

As of December 31, 2011

	Combined
	Guarantor	Radio One,
	Subsidiaries	Inc.	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$187	$35,752	$—	$35,939
Short-term investments	—	761	—	761
Trade accounts receivable, net of allowance for doubtful accounts	29,896	53,980	—	83,876
Prepaid expenses and other current assets	1,691	6,730	—	8,421
Current portion of content assets	—	27,383	—	27,383
Current assets from discontinued operations	(35)	125	—	90
Total current assets	31,739	124,731	—	156,470
PREPAID PROGRAMMING AND DEPOSITS	—	2,329	—	2,329
PROPERTY AND EQUIPMENT, net	17,994	15,994	—	33,988
INTANGIBLE ASSETS, net	551,271	693,590	—	1,244,861
CONTENT ASSETS, net	—	36,605	—	36,605
LONG-TERM INVESTMENTS	—	7,428	—	7,428
INVESTMENT IN SUBSIDIARIES	—	588,292	(588,292)	—
OTHER ASSETS	204	3,121	—	3,325
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	1,476	—	—	1,476
Total assets	$602,684	$1,472,090	$(588,292)	$1,486,482

LIABILITIES, REDEEMABLE NONCONTROLLING INTERESTS AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$1,568	$4,058	$—	$5,626
Accrued interest	—	6,703	—	6,703
Accrued compensation and related benefits	1,958	9,023	—	10,981
Current portion of content payables	—	20,807	—	20,807
Income taxes payable	—	1,794	—	1,794
Other current liabilities	9,367	2,860	—	12,227
Current portion of long-term debt	—	3,860	—	3,860
Current liabilities from discontinued operations	230	30	—	260
Total current liabilities	13,123	49,135	—	62,258
LONG-TERM DEBT, net of current portion and original issue discount	—	805,044	—	805,044
CONTENT PAYABLES, net of current portion	—	16,168	—	16,168
OTHER LONG-TERM LIABILITIES	1,240	17,281	—	18,521
DEFERRED TAX LIABILITIES	—	153,521	—	153,521
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	29	—	—	29
Total liabilities	14,392	1,041,149	—	1,055,541

REDEEMABLE NONCONTROLLING INTERESTS	—	20,343	—	20,343

STOCKHOLDERS’ EQUITY:
Common stock	—	50	—	50
Accumulated other comprehensive income	—	(199)	—	(199)
Additional paid-in capital	197,680	1,001,840	(197,680)	1,001,840
Retained earnings (accumulated deficit)	390,612	(796,156)	(390,612)	(796,156)
Total stockholders’ equity	588,292	205,535	(588,292)	205,535
Noncontrolling interest	—	205,063	—	205,063
Total Equity	588,292	410,598	(588,292)	410,598
Total liabilities, redeemable noncontrolling interests and equity	$602,684	$1,472,090	$(588,292)	$1,486,482

F - 61

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

F - 62

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(In thousands)

NET REVENUE	$130,236	$234,373	$-	$364,609
OPERATING EXPENSES:
Programming and technical	32,577	82,612	-	115,189
Selling, general and administrative, including stock-based compensation	55,781	70,903	-	126,684
Corporate selling, general and administrative, including stock-based compensation	-	37,850	-	37,850
Depreciation and amortization	7,995	29,074	-	37,069
Impairment of long-lived assets	14,509	7,822	-	22,331
Total operating expenses	110,862	228,261	-	339,123
Operating income (loss)	19,374	6,112	-	25,486
INTEREST INCOME	-	354	-	354
INTEREST EXPENSE	426	87,904	-	88,330
GAIN ON INVESTMENT IN AFFILIATED COMPANY	-	146,879	-	146,879
EQUITY IN INCOME OF AFFILIATED COMPANY	-	3,287	-	3,287
LOSS ON RETIREMENT OF DEBT	-	7,743	-	7,743
OTHER EXPENSE	-	324	-	324
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	18,948	60,661	-	79,609
PROVISION FOR INCOME TAXES	-	66,686	-	66,686
Net income (loss) before equity in income of subsidiaries and discontinued operations	18,948	(6,025)	-	12,923
EQUITY IN INCOME OF SUBSIDIARIES	-	18,928	(18,928)	-
Net income (loss) from continuing operations	18,948	12,903	(18,928)	12,923
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(20)	-	-	(20)
Consolidated net income (loss)	18,928	12,903	(18,928)	12,903
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	10,014	-	10,014
Consolidated net income (loss) attributable to common stockholders	$18,928	$2,889	$(18,928)	$2,889

F - 63

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(In thousands)

NET REVENUE	$134,872	$144,848	$-	$279,720
OPERATING EXPENSES:
Programming and technical, including stock-based compensation	34,207	40,645	-	74,852
Selling, general and administrative, including stock-based compensation	58,864	44,361	-	103,225
Corporate selling, general and administrative, including stock-based compensation	-	32,922	-	32,922
Depreciation and amortization	9,825	7,560	-	17,385
Impairment of long-lived assets	-	36,063	-	36,063
Total operating expenses	102,896	161,551	-	264,447
Operating income (loss)	31,976	(16,703)	-	15,273
INTEREST INCOME	-	127	-	127
INTEREST EXPENSE	-	46,834	-	46,834
EQUITY IN INCOME OF AFFILIATED COMPANY	-	5,558	-	5,558
GAIN ON RETIREMENT OF DEBT	-	6,646	-	6,646
OTHER INCOME (EXPENSE)	142	(3,203)	-	(3,061)
Income (Loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	32,118	(54,409)	-	(22,291)
PROVISION FOR INCOME TAXES	-	3,971	-	3,971
Net income (loss) before equity in income of subsidiaries and discontinued operations	32,118	(58,380)	-	(26,262)
EQUITY IN INCOME OF SUBSIDIARIES	-	31,957	(31,957)	-
Net income (loss) from continuing operations	32,118	(26,423)	(31,957)	(26,262)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(161)	(202)	-	(363)
Consolidated net income (loss)	31,957	(26,625)	(31,957)	(26,625)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	2,008	-	2,008
Consolidated net income (loss) attributable to common stockholders	$31,957	$(28,633)	$(31,957)	$(28,633)

F - 64

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2009

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(In thousands)

NET REVENUE	$124,457	$147,420	$-	$271,877
OPERATING EXPENSES:
Programming and technical, including stock-based compensation	34,455	40,981	-	75,436
Selling, general and administrative, including stock-based compensation	53,692	37,186	-	90,878
Corporate selling, general and administrative, including stock-based compensation	-	24,732	-	24,732
Depreciation and amortization	11,913	9,051	-	20,964
Impairment of long-lived assets	50,933	15,004	-	65,937
Total operating expenses	150,993	126,954	-	277,947
Operating (loss) income	(26,536)	20,466	-	(6,070)
INTEREST INCOME	-	144	-	144
INTEREST EXPENSE	3	38,401	-	38,404
EQUITY IN INCOME OF AFFILIATED COMPANY	-	3,653	-	3,653
GAIN ON RETIREMENT OF DEBT	-	1,221	-	1,221
OTHER INCOME (EXPENSE)	36	(140)	-	(104)
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(26,503)	(13,057)	-	(39,560)
PROVISION FOR INCOME TAXES	-	7,014	-	7,014
Net loss before equity in loss of subsidiaries and discontinued operations	(26,503)	(20,071)	-	(46,574)
EQUITY IN LOSS OF SUBSIDIARIES	-	(28,579)	28,579	-
Net loss from continuing operations	(26,503)	(48,650)	28,579	(46,574)
(LOSS) INCOME FROM DISCONTINUED OPERATIONS, net of tax	(2,076)	92	-	(1,984)
Consolidated net loss	(28,579)	(48,558)	28,579	(48,558)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	-	4,329	-	4,329
Consolidated net loss attributable to common stockholders	$(28,579)	$(52,887)	$28,579	$(52,887)

F - 65

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2011

	Combined	Radio
	Guarantor	One,
	Subsidiaries	Inc.	Eliminations	Consolidated

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income	$18,928	$(6,025)	$-	$12,903
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	7,995	29,074	-	37,069
Amortization of debt financing costs	-	3,750	-	3,750
Amortization of content assets	-	31,539	-	31,539
Deferred income taxes	-	64,151	-	64,151
Gain on investment in affiliated company	-	(146,879)	-	(146,879)
Impairment of long-lived assets	14,509	7,822	-	22,331
Equity in net income of affiliated company	-	(3,287)	-	(3,287)
Stock-based compensation	-	5,146	-	5,146
Non-cash interest	-	26,023	-	26,023
Loss on retirement of debt	-	7,743	-	7,743
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	531	2,454	-	2,985
Prepaid expenses and other current assets	(368)	3,596	-	3,228
Other assets	293	3,552	-	3,845
Accounts payable	1,157	(3,980)	-	(2,823)
Due to corporate/from subsidiaries	(44,220)	44,220	-	-
Accrued interest	-	2,145	-	2,145
Accrued compensation and related benefits	(374)	(1,266)	-	(1,640)
Income taxes payable	-	123	-	123
Other liabilities	693	(14,474)	-	(13,781)
Net cash flows provided by operating activities from discontinued operations	-	447	-	447
Net cash flows (used in) provided by operating activities	(856)	55,874	-	55,018
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(9,445)	-	(9,445)
Net cash and investments acquired in connection with TV One consolidation	-	65,245	-	65,245
Purchase of content assets	-	(23,412)	-	(23,412)
Net cash flows used in investing activities	-	32,388	-	32,388
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	-	378,280	-	378,280
Payment of credit facility	-	(356,576)	-	(356,576)
Debt refinancing and modification costs	-	(6,253)	-	(6,253)
Repurchase of noncontrolling interests	-	(54,595)	-	(54,595)
Proceeds from noncontrolling interest member	-	2,776	-	2,776
Payment of dividends to noncontrolling interest shareholders of Reach Media	-	(1,511)	-	(1,511)
Payment of dividends to noncontrolling interest shareholders of TV One	-	(12,306)	-	(12,306)
Repayment of other debt	-	(1,000)	-	(1,000)
Repurchase of common stock	-	(9,474)	-	(9,474)
Net cash flows used in financing activities	-	(60,659)	-	(60,659)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(856)	27,603	-	26,747
CASH AND CASH EQUIVALENTS, beginning of period	1,043	8,149	-	9,192
CASH AND CASH EQUIVALENTS, end of period	$187	$35,752	$-	$35,939

F - 66

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2010

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$31,957	$(58,582)	$-	$(26,625)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	9,825	7,560	-	17,385
Amortization of debt financing costs	-	2,970	-	2,970
Write off of debt financing costs	-	3,055	-	3,055
Deferred income taxes	-	1,311	-	1,311
Impairment of long-lived assets	-	36,063	-	36,063
Equity in net income of affiliated company	-	(5,558)	-	(5,558)
Stock-based compensation and other non-cash compensation	-	5,799	-	5,799
Gain on retirement of debt	-	(6,646)	-	(6,646)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(2,575)	(8,914)	-	(11,489)
Prepaid expenses and other current assets	474	(3,918)	-	(3,444)
Other assets	984	6,138	-	7,122
Accounts payable	(417)	(736)	-	(1,153)
Due to corporate/from subsidiaries	(35,711)	35,711	-	-
Accrued interest	-	(4,941)	-	(4,941)
Accrued compensation and related benefits	(327)	801	-	474
Income taxes payable	-	138	-	138
Other liabilities	(499)	3,915	-	3,416
Net cash flows used in operating activities from discontinued operations	49	(90)	-	(41)
Net cash flows provided by operating activities	3,760	14,076	-	17,836
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(4,322)	-	(4,322)
Purchase of intangible assets	-	(342)	-	(342)
Net cash flows used in investing activities	-	(4,664)	-	(4,664)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	-	342,000	-	342,000
Payment of credit facility	-	(339,343)	-	(339,343)
Proceeds from issuance of Senior Subordinated Notes	-	286,794	-	286,794
Repayment of Senior Subordinated Notes	-	(290,800)	-	(290,800)
Payment of dividend to noncontrolling interest shareholders of Reach Media	(2,844)	-	-	(2,844)
Payment of bank financing costs	-	(19,750)	-	(19,750)
Net cash flows used in financing activities	(2,844)	(21,099)	-	(23,943)
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	916	(11,687)	-	(10,771)
CASH AND CASH EQUIVALENTS, beginning of period	127	19,836	-	19,963
CASH AND CASH EQUIVALENTS, end of period	$1,043	$8,149	$-	$9,192

F - 67

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(28,579)	$(19,979)	$-	$(48,558)
Adjustments to reconcile consolidated net loss to net cash from operating activities:
Depreciation and amortization	11,913	9,051	-	20,964
Amortization of debt financing costs	-	2,419	-	2,419
Deferred income taxes	-	1,996	-	1,996
Impairment of long-lived assets	50,933	15,004	-	65,937
Equity in net losses of affiliated company	-	(3,653)	-	(3,653)
Stock-based compensation and other non-cash compensation	-	1,649	-	1,649
Gain on retirement of debt	-	(1,221)	-	(1,221)
Amortization of contract inducement and termination fee	(598)	(665)	-	(1,263)
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	(2,491)	4,922	-	2,431
Prepaid expenses and other current assets	154	202	-	356
Other assets	(277)	5,101	-	4,824
Accounts payable	(375)	1,215	-	840
Due to corporate/from subsidiaries	(30,646)	30,646	-	-
Accrued interest	-	(584)	-	(584)
Accrued compensation and related benefits	437	(583)	-	(146)
Income taxes payable	-	1,502	-	1,502
Other liabilities	(642)	(2,109)	-	(2,751)
Net cash flows provided by (used in) operating activities from discontinued operations	755	(54)	-	701
Net cash flows provided by operating activities	584	44,859	-	45,443
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(3,058)	(1,470)	-	(4,528)
Purchase of intangible assets	-	(343)	-	(343)
Net cash flows used in investing activities	(3,058)	(1,813)	-	(4,871)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of senior subordinated notes	-	(1,220)	-	(1,220)
Repayment of other debt	-	(153)	-	(153)
Proceeds from credit facility	-	116,500	-	116,500
Repurchase of common stock	-	(19,697)	-	(19,697)
Payment of credit facility	-	(136,670)	-	(136,670)
Payment of bank financing costs	-	(1,658)	-	(1,658)
Net cash flows used in financing activities	-	(42,898)	-	(42,898)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(2,474)	148	-	(2,326)
CASH AND CASH EQUIVALENTS, beginning of period	2,601	19,688	-	22,289
CASH AND CASH EQUIVALENTS, end of period	$127	$19,836	$-	$19,963

F - 68

21.  SUBSEQUENT EVENTS:

Effective January 1, 2012, the Company amended existing affiliate agreements with Reach Media. The cash affiliation fees between Reach Media and the Company are waived for the period covered by the agreement. In addition, for the period February 28, 2015 to February 28, 2016, Reach Media will have an additional minute of commercial inventory to sell. The amended affiliate agreements expire on February 28, 2016.

Effective March 16, 2012, Barry Mayo, President – Radio Division, resigned as an officer of the Company to pursue other opportunities.

F - 69

RADIO ONE, INC. AND SUBSIDIARIES

 SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

For the Years Ended December 31, 2011, 2010 and 2009

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Allowance for Doubtful Accounts:
2011	$3,023	$1,840	$1,123	$2,267	$3,719
2010	2,651	2,616	—	2,244	3,023
2009	3,520	2,124	—	2,993	2,651

Description	Balance at Beginning of Year	Additions Charged to Expense	Acquired from Acquisitions	Deductions	Balance at End of Year
	(In thousands)
Valuation Allowance for Deferred Tax Assets:
2011	$230,359	$14,015	$—	$553	$244,927
2010	228,019	2,084	—	256	230,359
2009	205,756	21,958	—	305	228,019

S - 1