Form 10-Q
period 2012-03-31
RADIO ONE, INC.
filed 2012-05-11
CIK 1041657

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

________________

Form 10-Q

 ________________

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☑

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.  Yes  ☐ No  ☑

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2012
Class A Common Stock, $.001 Par Value	2,731,860
Class B Common Stock, $.001 Par Value	2,861,843
Class C Common Stock, $.001 Par Value	3,121,048
Class D Common Stock, $.001 Par Value	41,409,667

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

Cautionary Note Regarding Forward-Looking Statements

This document contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements do not relay historical facts, but rather reflect our current expectations concerning future operations, results and events. All statements other than statements of historical fact are “forward-looking statements” including any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. You can identify some of these forward-looking statements by our use of words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “likely,” “may,” “estimates” and similar expressions.  You can also identify a forward-looking statement in that such statements discuss matters in a way that anticipates operations, results or events that have not already occurred but rather will or may occur in future periods.  We cannot guarantee that we will achieve any forward-looking plans, intentions, results, operations or expectations.  Because these statements apply to future events, they are subject to risks and uncertainties, some of which are beyond our control that could cause actual results to differ materially from those forecasted or anticipated in the forward-looking statements.  These risks, uncertainties and factors include (in no particular order), but are not limited to:

•	the effects of continued global economic weakness, credit and equity market volatility, high unemployment and continued fluctuations in the U.S. and other world economies may have on our business and financial condition and the business and financial conditions of our advertisers;

•	our high degree of leverage and potential inability to refinance certain portions of our debt or finance other strategic transactions given fluctuations in market conditions;

•	continued fluctuations in the U.S. economy and the local economies of the markets in which we operate could negatively impact our ability to meet our cash needs and our ability to maintain compliance with our debt covenants;

•	fluctuations in the demand for advertising across our various media given the current economic environment;

•	risks associated with the implementation and execution of our business diversification strategy;

•	increased competition in our markets and in the radio broadcasting and media industries;

•	changes in media audience ratings and measurement technologies and methodologies;

•	regulation by the Federal Communications Commission (“FCC”) relative to maintaining our broadcasting licenses, enacting media ownership rules and enforcing of indecency rules;

•	changes in our key personnel and on-air talent;

•	increases in the costs of our programming, including on-air talent and content acquisitions costs;

•	financial losses that may be incurred due to impairment charges against our broadcasting licenses, goodwill and other intangible assets, particularly in light of the current economic environment;

•	increased competition from new media and technologies;

•	the impact of our acquisitions, dispositions and similar transactions; and

•	other factors mentioned in our filings with the Securities and Exchange Commission (“SEC”) including the factors discussed in detail in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

You should not place undue reliance on these forward-looking statements, which reflect our views as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements because of new information, future events or otherwise.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands, except share data)

NET REVENUE	$103,042	$65,009
OPERATING EXPENSES:
Programming and technical	31,165	18,831
Selling, general and administrative, including stock-based compensation of $17 and $164, respectively	38,826	28,495
Corporate selling, general and administrative, including stock-based compensation of $27 and $773, respectively	9,593	8,022
Depreciation and amortization	9,685	4,084
Total operating expenses	89,269	59,432
Operating income	13,773	5,577
INTEREST INCOME	22	8
INTEREST EXPENSE	23,747	19,333
LOSS ON RETIREMENT OF DEBT	—	7,743
EQUITY IN INCOME OF AFFILIATED COMPANY	—	3,079
OTHER INCOME, net	7	25
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and income (loss) from discontinued operations	(9,945)	(18,387)
PROVISION FOR INCOME TAXES	65,254	45,619
Net loss from continuing operations	(75,199)	(64,006)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	14	(36)
CONSOLIDATED NET LOSS	(75,185)	(64,042)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,057	203
CONSOLIDATED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(79,242)	$(64,245)

BASIC AND DILUTED NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS
Continuing operations	$(1.59)	$(1.23)
Discontinued operations, net of tax	(0.00)	(0.00)
Net loss attributable to common stockholders	$(1.58)*	$(1.23)

WEIGHTED AVERAGE SHARES OUTSTANDING:
Basic	49,994,974	52,117,552
Diluted	49,994,974	52,117,552

* Per share amounts do not add due to rounding.

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands)

CONSOLIDATED NET LOSS	$(75,185)	$(64,042)
Net change in unrealized loss on investment activities	97	-
COMPREHENSIVE LOSS	(75,088)	(64,042)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	4,057	203
COMPREHENSIVE LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(79,145)	$(64,245)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

	As of
	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands, except share data)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$43,884	$35,939
Short-term investments	561	761
Trade accounts receivable, net of allowance for doubtful accounts of $2,560 and $3,719, respectively	80,346	83,876
Prepaid expenses	5,416	6,934
Current portion of content assets	27,525	27,383
Other current assets	1,367	1,487
Current assets from discontinued operations	94	90
Total current assets	159,193	156,470
PREPAID PROGRAMMING AND DEPOSITS	5,284	2,329
CONTENT ASSETS, net	38,976	36,605
PROPERTY AND EQUIPMENT, net	34,258	33,988
GOODWILL	272,037	272,037
RADIO BROADCASTING LICENSES	677,407	677,407
LAUNCH ASSETS, net	29,948	32,437
OTHER INTANGIBLE ASSETS, net	255,106	262,980
LONG-TERM INVESTMENTS	4,213	7,428
OTHER ASSETS	3,281	3,325
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	1,458	1,476
Total assets	$1,481,161	$1,486,482
LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$8,236	$5,626
Accrued interest	6,824	6,703
Accrued compensation and related benefits	11,585	10,981
Current portion of content payables	22,241	20,807
Income taxes payable	1,363	1,794
Other current liabilities	10,088	12,227
Current portion of long-term debt	4,607	3,860
Current liabilities from discontinued operations	240	260
Total current liabilities	65,184	62,258
LONG-TERM DEBT, net of current portion and original issue discount	810,707	805,044
CONTENT PAYABLES, net of current portion	15,375	16,168
OTHER LONG-TERM LIABILITIES	18,982	18,521
DEFERRED TAX LIABILITIES	219,103	153,521
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	26	29
Total liabilities	1,129,377	1,055,541

REDEEMABLE NONCONTROLLING INTEREST	23,452	20,343

STOCKHOLDERS’ EQUITY:
Convertible preferred stock, $.001 par value, 1,000,000 shares authorized; no shares outstanding at March 31, 2012 and December 31, 2011, respectively	—	—
Common stock — Class A, $.001 par value, 30,000,000 shares authorized; 2,731,860 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	3	3
Common stock — Class B, $.001 par value, 150,000,000 shares authorized; 2,861,843 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	3	3
Common stock — Class C, $.001 par value, 150,000,000 shares authorized; 3,121,048 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	3	3
Common stock — Class D, $.001 par value, 150,000,000 shares authorized; 41,409,667 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	41	41
Accumulated other comprehensive loss	(102)	(199)
Additional paid-in capital	998,554	1,001,840
Accumulated deficit	(875,398)	(796,156)
Total stockholders’ equity	123,104	205,535
Noncontrolling interest	205,228	205,063
Total equity	328,332	410,598
Total liabilities, redeemable noncontrolling interest and equity	$1,481,161	$1,486,482

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

 CONSOLIDATED STATEMENT OF CHANGES IN EQUITY AND NONCONTROLLING INTEREST

FOR THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

	Radio One, Inc. Stockholders
	Convertible Preferred Stock	Common Stock Class A	Common Stock Class B	Common Stock Class C	Common Stock Class D	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital	Accumulated Deficit	Noncontrolling Interest	Total Equity
	(In thousands)
BALANCE, as of December 31, 2011	$—	$3	$3	$3	$41	$(199)	$1,001,840	$(796,156)	$205,063	$410,598
Consolidated net (loss) income	—	—	—	—	—	—	—	(79,242)	4,278	(74,964)
Net change in unrealized loss on investment activities	—	—	—	—	—	97	—	—	—	97
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	—	(4,113)	(4,113)
Adjustment of redeemable noncontrolling interests to estimated redemption value	—	—	—	—	—	—	(3,330)	—	—	(3,330)
Stock-based compensation expense	—	—	—	—	—	—	44	—	—	44
BALANCE, as of March 31, 2012	$—	$3	$3	$3	$41	$(102)	$998,554	$(875,398)	$205,228	$328,332

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2012	2011
		(As Adjusted – See Note 1)
	(Unaudited)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net loss	$(75,185)	$(64,042)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	9,685	4,084
Amortization of debt financing costs	760	1,591
Amortization of content assets	8,321	—
Amortization of launch assets	2,489	—
Deferred income taxes	65,582	45,042
Equity in income of affiliated company	—	(3,079)
Stock-based compensation	44	937
Non-cash interest	7,038	6,520
Loss on retirement of debt	—	7,743
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable	3,530	11,222
Prepaid expenses and other assets	1,518	2,618
Other assets	(3,007)	98
Accounts payable	2,610	(1,369)
Accrued interest	121	425
Accrued compensation and related benefits	604	(1,209)
Income taxes payable	(431)	582
Other liabilities	(484)	(3,474)
Net cash flows provided by (used in) operating activities of discontinued operations	4	22
Net cash flows provided by operating activities	23,199	7,711
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,960)	(1,812)
Purchase of content assets	(10,714)	—
Proceeds from sales of investment securities	3,859	—
Purchases of investment securities	(348)	—
Net cash flows used in investing activities	(10,163)	(1,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility	—	378,280
Repayment of credit facility	(965)	(353,681)
Debt refinancing and modification costs	(13)	(5,873)
Payment of dividends to noncontrolling interest members of TV One	(4,113)	—
Net cash flows (used in) provided by financing activities	(5,091)	18,726
INCREASE IN CASH AND CASH EQUIVALENTS	7,945	24,625
CASH AND CASH EQUIVALENTS, beginning of period	35,939	9,192
CASH AND CASH EQUIVALENTS, end of period	$43,884	$33,817

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid (received) for:
Interest	$15,490	$10,797
Income taxes, net	$60	$(6)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO ONE, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization

 Radio One, Inc. (a Delaware corporation referred to as “Radio One”) and its subsidiaries (collectively, the “Company”) is an urban-oriented, multi-media company that primarily targets African-American and urban consumers. Our core business is our radio broadcasting franchise that is the largest radio broadcasting operation that primarily targets African-American and urban listeners. We currently own and/or operate 54 broadcast stations located in 16 urban markets in the United States.  While our primary source of revenue is the sale of local and national advertising for broadcast on our radio stations, our operating strategy is to operate the premier multi-media entertainment and information content provider targeting African-American and urban consumers. Thus, we have diversified our revenue streams by making acquisitions and investments in other complementary media properties. Our other media interests include our approximately 51.0% (see Note 2 — Acquisitions) controlling ownership interest in TV One, LLC (“TV One”), an African-American targeted cable television network that we invested in with an affiliate of Comcast Corporation and other investors; our 53.5% ownership interest in Reach Media, Inc. (“Reach Media”), which operates the Tom Joyner Morning Show; our ownership of Interactive One, LLC (“Interactive One”), an online platform serving the African-American community through social content, news, information, and entertainment, which operates a number of branded sites, including News One, UrbanDaily and HelloBeautiful; and our ownership of Community Connect, LLC (formerly Community Connect Inc.) (“CCI”), an online social networking company, which operates a number of branded websites, including BlackPlanet, MiGente and Asian Avenue.  CCI is included within the operations of Interactive One. Through our national multi-media presence, we provide advertisers with a unique and powerful delivery mechanism to the African-American and urban audience.

As of June 2011, our remaining Boston radio station was made the subject of a local marketing agreement (“LMA”) whereby we have made available, for a fee, air time on this station to another party. The remaining assets and liabilities of stations sold or stations that we do not operate that are the subject of an LMA, have been classified as discontinued operations as of March 31, 2012 and December 31, 2011. Thus, the Boston station’s results from operations for the three months ended March 31, 2012 and 2011, have been reclassified as discontinued operations in the accompanying consolidated financial statements.

As part of our consolidated financial statements, consistent with our financial reporting structure and how the Company currently manages its businesses, we have provided selected financial information on the Company’s four reportable segments: (i) Radio Broadcasting; (ii) Reach Media; (iii) Internet; and (iv) Cable Television. (See Note 12 – Segment Information.)

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

Results for interim periods are not necessarily indicative of results to be expected for the full year. This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s 2011 Annual Report on Form 10-K.

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

(c)  Financial Instruments

Financial instruments as of March 31, 2012 and December 31, 2011 consisted of cash and cash equivalents, investments, trade accounts receivable, accounts payable, accrued expenses, note payable, long-term debt and redeemable noncontrolling interest. The carrying amounts approximated fair value for each of these financial instruments as of March 31, 2012 and December 31, 2011, respectively, except for the Company’s outstanding senior subordinated notes. The 6 3/8% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $702,000 as of March 31, 2012, and a carrying value of $747,000 and a fair value of approximately $710,000 as of December 31, 2011. The 12 1/2%/15% Senior Subordinated Notes due May 2016 had a carrying value of approximately $319.8 million and a fair value of approximately $225.5 million as of March 31, 2012, and a carrying value of approximately $312.8 million and a fair value of approximately $262.2 million as of December 31, 2011. The fair values, classified as Level 2, were determined based on the trading values of these instruments as of the reporting date.

(d)  Revenue Recognition

Within our radio broadcasting and Reach Media segments, the Company recognizes revenue for broadcast advertising when a commercial is broadcast and is reported, net of agency and outside sales representative commissions, in accordance with Accounting Standards Codification (“ASC”) 605, “Revenue Recognition.”  Agency and outside sales representative commissions are calculated based on a stated percentage applied to gross billing. Generally, clients remit the gross billing amount to the agency or outside sales representative, and the agency or outside sales representative remits the gross billing, less their commission, to the Company. For our radio broadcasting and Reach Media segments, agency and outside sales representative commissions were approximately $7.2 million and $6.8 million for the three months ended March 31, 2012 and 2011, respectively.

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

(e)  Barter Transactions

The Company provides advertising time in exchange for programming content and certain services and accounts for these exchanges in accordance with ASC 605, “Revenue Recognition.” The terms of these exchanges generally permit the Company to preempt such time in favor of advertisers who purchase time in exchange for cash. The Company includes the value of such exchanges in both net revenue and station operating expenses. The valuation of barter time is based upon the fair value of the network advertising time provided for the programming content and services received. For the three months ended March 31, 2012 and 2011, barter transaction revenues were $722,000 and $854,000, respectively. Additionally, barter transaction costs were reflected in programming and technical expenses and selling, general and administrative expenses of $680,000 and $771,000 and $42,000 and $83,000, for the three months ended March 31, 2012 and 2011, respectively.

(f) Earnings Per Share

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

The following table sets forth the calculation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Numerator:
Net loss attributable to common stockholders	$(79,242)	$(64,245)
Denominator:
Denominator for basic net loss per share - weighted-average outstanding shares	49,994,974	52,117,552
Effect of dilutive securities:
Stock options and restricted stock	-	-
Denominator for diluted net loss per share - weighted-average outstanding shares	49,994,974	52,117,552

Net loss attributable to common stockholders per share -basic	$(1.58)	$(1.23)
Net loss attributable to common stockholders per share -diluted	$(1.58)	$(1.23)

All stock options and restricted stock awards were excluded from the diluted calculation for the three months ended March 31, 2012 and 2011, as their inclusion would have been anti-dilutive.  The following table summarizes the potential common shares excluded from the diluted calculation.

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands)

Stock options	4,811	5,111
Restricted stock awards	119	2,260

(g) Fair Value Measurements

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

Level 2: Observable inputs other than those included in Level 1. The fair value of Level 2 assets are based on quoted market prices for similar assets in active markets.

Level 3: Unobservable inputs reflecting management’s own assumptions about the inputs used in pricing the asset or liability.

As of March 31, 2012 and December 31, 2011, the fair values of our financial assets and liabilities are categorized as follows:

	Total	Level 1	Level 2	Level 3
	(Unaudited)
	(In thousands)

As of March 31, 2012
Assets subject to fair value measurement:
Fixed maturity securities – available for sale:
Corporate debt securities	$4,273	$4,273	$—	$—
Government sponsored enterprise mortgage-backed securities	501	—	501	—
Total fixed maturity securities (a)	4,774	4,273	501	—
Total	$4,774	$4,273	$501	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$5,096	$—	$—	$5,096
Employment agreement award (c)	10,696	—	—	10,696
Total	$15,792	$—	$—	$15,792

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$23,452	$—	$—	$23,452

As of December 31, 2011
Assets subject to fair value measurement:
Fixed maturity securities – available for sale:
Corporate debt securities	$7,178	$7,178	$—	$—
Government sponsored enterprise mortgage-backed securities	1,011	—	1,011	—
Total fixed maturity securities (a)	8,189	7,178	1,011	—
Total	$8,189	$7,178	$1,011	$—

Liabilities subject to fair value measurement:
Incentive award plan (b)	$5,096	$—	$—	$5,096
Employment agreement award (c)	10,346	—	—	10,346
Total	$15,442	$—	$—	$15,442

Mezzanine equity subject to fair value measurement:
Redeemable noncontrolling interests (d)	$20,343	$—	$—	$20,343

(a)   Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, fair values are estimated using pricing models, quoted prices of securities with similar characteristics or discounted cash flows.

(b)   These balances are measured based on the estimated enterprise fair value of TV One. For the period ended March 31, 2012, the Company determined that there was no change in TV One’s fair market value since the December 31, 2011 valuation.

(c)   Pursuant to an employment agreement (the “Employment Agreement”) executed in April 2008, the Chief Executive Officer (“CEO”) is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reviews the factors underlying this award at the end of each quarter including the valuation of TV One and an assessment of the probability that the employment agreement will be renewed and contain this provision. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause. In calculating the fair value of the award, the Company determined that there was no change in TV One’s fair market value since the December 31, 2011 valuation (See Note 8 – Derivative Instruments and Hedging Activities.) The Company is currently in negotiations with the Company’s CEO for a new employment agreement. Until such time as his new employment agreement is executed, the terms of his April 2008 employment agreement remain in effect including eligibility for the TV One award.

(d)   Redeemable noncontrolling interest in Reach Media is measured at fair value using a discounted cash flow methodology.  A third-party valuation firm assisted the Company in calculating the fair value. Inputs to the discounted cash flow analysis include forecasted operating results, discount rate and a terminal value.

The following table presents the changes in Level 3 liabilities measured at fair value on a recurring basis for the three months ended March 31, 2012 and 2011:

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests

	(In thousands)

Balance at December 31, 2011	$5,096	$10,346	$20,343
Losses included in earnings (unrealized)	—	350	—
Net loss attributable to noncontrolling interests	—	—	(221)
Change in fair value	—	—	3,330
Balance at March 31, 2012	$5,096	$10,696	$23,452

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$(350)	$—

	Incentive Award Plan	Employment Agreement Award	Redeemable Noncontrolling Interests

	(In thousands)

Balance at December 31, 2010	$—	$6,824	$30,635
Gains included in earnings (unrealized)	—	(40)	—
Net income attributable to noncontrolling interests	—	—	203
Change in fair value	—	—	431
Balance at March 31, 2011	$—	$6,784	$31,269

The amount of total gains for the period included in earnings attributable to the change in unrealized losses relating to assets and liabilities still held at the reporting date	$—	$40	$—

Gains (losses) included in earnings were recorded in the consolidated statement of operations as corporate selling, general and administrative expenses for the three months ended March 31, 2012 and 2011.

For Level 3 assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, the significant unobservable inputs used in the fair value measurements were as follows:

Level 3 liabilities	Valuation Technique	Significant Unobservable Inputs	Significant Unobservable Input Value

Incentive Award Plan	Discounted Cash Flow	Discount Rate	11.5%
Incentive Award Plan	Discounted Cash Flow	Long-term Growth Rate	3.0%
Employment Agreement Award	Discounted Cash Flow	Discount Rate	11.5%
Employment Agreement Award	Discounted Cash Flow	Long-term Growth Rate	3.0%
Redeemable Noncontrolling Interest	Discounted Cash Flow	Discount Rate	12.5%
Redeemable Noncontrolling Interest	Discounted Cash Flow	Long-term Growth Rate	2.5%

Any significant increases or decreases in significant inputs could result in significantly higher or lower fair value measurements.

Certain assets and liabilities are measured at fair value on a non-recurring basis using Level 3 inputs as defined in ASC 820.  These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances.  Included in this category are goodwill, radio broadcasting licenses and other intangible assets, net, that are written down to fair value when they are determined to be impaired, as well as content assets that are periodically written down to net realizable value. The Company concluded these assets were not impaired during the three months ended March 31, 2012, and, therefore, were reported at carrying value as opposed to fair value.

(h) Impact of Recently Issued Accounting Pronouncements

In May 2011, the FASB issued ASU 2011-04, which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between US GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The Company adopted this guidance on January 1, 2012 and it did not have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, which provides companies with an option to perform a qualitative assessment that may allow them to skip the two-step impairment test. ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012 and it did not have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which was subsequently modified in December 2011 by ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU amends existing presentation and disclosure requirements concerning comprehensive income, most significantly by requiring that comprehensive income be presented with net income in a continuous financial statement, or in a separate but consecutive financial statement. The provisions of this ASU (as modified) are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial statements, other than presentation and disclosure.

(i) Liquidity and Uncertainties Related to Going Concern

On March 31, 2011, the Company entered into a new senior credit facility (the “2011 Credit Agreement”).  Under the 2011 Credit Agreement, beginning June 30, 2011, we became required to maintain compliance with certain financial ratios (as detailed in Note 9 — Long-Term Debt below).  Based on our current projections, we expect to be in compliance with these financial ratios and other covenants over the next twelve months.

 (j) Redeemable noncontrolling interest

Redeemable noncontrolling interest is an interest in a subsidiary that is redeemable outside of the Company’s control either for cash or other assets. This interest is classified as mezzanine equity and measured at the greater of estimated redemption value at the end of each reporting period or the historical cost basis of the noncontrolling interests adjusted for cumulative earnings allocations.  The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in-capital.

(k) Investments

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

Evaluating Investments for Other than Temporary Impairments

The Company periodically performs evaluations, on a lot-by-lot and security-by-security basis, of its investment holdings in accordance with its impairment policy to evaluate whether any declines in the fair value of investments are other than temporary. This evaluation consists of a review of several factors, including but not limited to: length of time and extent that a security has been in an unrealized loss position, the existence of an event that would impair the issuer’s future earnings potential, and the near-term prospects for recovery of the market value of a security. The FASB has issued guidance for recognition and presentation of other than temporary impairment (“OTTI”), or FASB OTTI guidance. Accordingly, any credit-related impairment of fixed maturity securities that the Company does not intend to sell, and is not likely to be required to sell, is recognized in the consolidated statements of operations, with the noncredit-related impairment recognized in other comprehensive loss.

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

(l) Launch Support

TV One has entered into certain affiliate agreements requiring various payments by TV One for launch support. Launch assets are assets used to initiate carriage under new affiliation agreements and are amortized over the term of the respective contracts. Amortization is recorded as a reduction to revenue to the extent that revenue is recognized from the vendor, and any excess amortization is recorded as launch support amortization expense. The weighted-average amortization period for launch support is approximately 3.6 years. For the three months ended March 31, 2012, launch asset amortization of approximately $2.5 million was recorded as a reduction of revenue.

(m) Content Assets

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

Program rights are recorded at the lower of amortized cost or estimated net realizable value. Program rights are amortized based on the greater of the usage of the program or term of license. Estimated net realizable values are based on the estimated revenues directly associated with the program materials and related expenses. The Company recorded an additional $96,000 of amortization expense as a result of evaluating its contracts for recoverability for the three months ended March 31, 2012. All produced and co-produced content is classified as a long-term asset, except for the portion of the unamortized licensed content balance that will be amortized within one year, as it is classified as a current asset.

(n) Prepaid Programming and Deposits

Prepaid programming and deposits represent deposits made for the acquisition of TV One programming rights and the production of content that have not been recorded as content assets as the license period has not begun and the asset is not available for its first airing.

2.  ACQUISITIONS:

In February 2005, the Company acquired approximately 51% of the common stock of Reach Media for approximately $55.8 million in a combination of approximately $30.4 million of cash and 1,809,648 shares of the Company’s Class D common stock valued at approximately $25.4 million. A subsidiary of Citadel, Reach Media’s sales representative and an investor in the company, owned a noncontrolling interest in Reach Media. In November 2009, that subsidiary sold its ownership interest to Reach Media in exchange for a $1.0 million note that was due and paid in December 2011 (See Note 9 – Long-Term Debt) as an inducement for Reach Media to execute a new sales representation agreement. This transaction increased Radio One’s common stock interest in Reach Media to 53.5%.

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

The following unaudited pro forma summary presents consolidated information of the Company as if the consolidation of TV One had occurred on January 1, 2011. The pro forma financial information gives effect to the Company’s consolidation of TV One by the application of the pro forma adjustments to the historical consolidated financial statements of the Company. Such unaudited pro forma financial information is based on the historical financial statements of the Company and TV One and certain adjustments, which the Company believes to be reasonable based on current available information, to give effect to these transactions. Pro forma adjustments were made from January 1, 2011 up to the date of the consolidation with the actual results reflected thereafter in the pro forma financial information.

The unaudited pro forma condensed consolidated financial data does not purport to represent what the Company’s results of operations actually would have been if the consolidation of TV One had occurred on January 1, 2011, or what such results will be for any future periods. The actual results in the periods following the consolidation date may differ significantly from that reflected in the unaudited pro forma condensed consolidated financial data for a number of reasons including, but not limited to, differences between the assumptions used to prepare the unaudited pro forma condensed consolidated financial data and the actual amounts.

The financial information of TV One has been derived from the historical financial statements of TV One, which were prepared in accordance with US GAAP.

Unaudited adjustments have been made to adjust the results of TV One to reflect additional amortization expense that would have been incurred assuming the fair value adjustments to intangible assets as well as additional interest expense on the debt assumed had been applied from January 1, 2011, as well as additional pro forma adjustments, to give effect to these transactions occurring on January 1, 2011.

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands)

Net revenue	$103,042	$95,841
Costs and expenses, net	182,284	8,180
Net (loss) income	(79,242)	87,661

3.  DISCONTINUED OPERATIONS:

As of June 2011, our remaining Boston radio station was made the subject of an LMA whereby we have made available, for a fee, air time on this station to another party. The remaining assets and liabilities of stations sold or made subject to an LMA have been reclassified as discontinued operations as of March 31, 2012 and December 31, 2011. Thus, stations sold or stations that we do not operate that are the subject of an LMA results from operations for the three months ended March 31, 2012 and 2011, have been reclassified as discontinued operations in the accompanying consolidated financial statements.

The following table summarizes the operating results for all of the stations sold or stations that we do not operate that are the subject of an LMA are classified as discontinued operations for all periods presented:

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Net revenue	$—	$37
Station operating expenses	58	76
Depreciation and amortization	18	16
Interest income	(90)	—
Gain on sale of assets	—	(19)
Income (loss) before income taxes	14	(36)
Provision for income taxes	—	—
Income (loss) from discontinued operations, net of tax	$14	$(36)

The assets and liabilities of these stations classified as discontinued operations in the accompanying consolidated balance sheets consisted of the following:

	As of
	March 31,	December 31,
	2012	2011
	(Unaudited)
	(In thousands)
Currents assets:
Accounts receivable, net of allowance for doubtful accounts	$94	$89
Total current assets	94	89
Intangible assets, net	1,202	1,202
Property and equipment, net	256	274
Total assets	$1,552	$1,565
Current liabilities:
Other current liabilities	$241	$260
Total current liabilities	241	260
Long-term liabilities	26	29
Total liabilities	$267	$289

4.  GOODWILL, RADIO BROADCASTING LICENSES AND OTHER INTANGIBLE ASSETS:

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

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to provide independent analysis when evaluating the fair value of our radio broadcasting licenses and reporting units. Fair value is estimated to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Effective January 1, 2002, we began using the income approach to test for impairment of radio broadcasting licenses. We believe this method of valuation to be consistent with ASC 805-20-S-99-3, “Use of the Residual Method to Value Acquired Assets Other Than Goodwill.” A projection period of 10 years is used, as that is the time horizon in which operators and investors generally expect to recover their investments. When evaluating our radio broadcasting licenses for impairment, the testing is done at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a clustering of radio stations into one of the 15 geographical radio markets that we own and/or operate.  Broadcasting license fair values are based on the estimated after-tax discounted future cash flows of the applicable unit of accounting assuming an initial hypothetical start-up operation which possesses FCC licenses as the only asset. Over time, it is assumed the operation acquires other tangible assets such as advertising and programming contracts, employment agreements and going concern value, and matures into an average performing operation in a specific radio market. The income approach model incorporates several variables, including, but not limited to: (i) radio market revenue estimates and growth projections; (ii) estimated market share and revenue for the hypothetical participant; (iii) likely media competition within the market; (iv) estimated start-up costs and losses incurred in the early years; (v) estimated profit margins and cash flows based on market size and station type; (vi) anticipated capital expenditures; (vii) probable future terminal values; (viii) an effective tax rate assumption; and (ix) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures. Since our annual October 2011 assessment, we have not made any changes to the methodology for valuing broadcasting licenses.

During the second quarter of 2011, the total market revenue growth for certain markets was below that used in our 2010 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain of our radio broadcasting licenses, which we performed as of May 31, 2011. During the third quarter of 2011, there was further deterioration of revenue growth in certain markets, and as such, we deemed that to be an impairment indicator that warranted interim testing of certain radio broadcasting licenses as of September 30, 2011. The Company concluded that our radio broadcasting licenses were not impaired during the second or third quarters of 2011. The Company completed its annual impairment testing as of October 1, 2011 and concluded that our radio broadcasting licenses were not impaired. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for all annual and interim impairment assessments performed since January 2011.

Radio Broadcasting Licenses	May 31,	September 30,	October 1,
	2011 (a)	2011 (a)	2011

Pre-tax impairment charge (in millions)	$—	$—	$—

Discount Rate	10.0%	9.5%	10.0%
Year 1 Market Revenue Growth Rate or Range	1.3% -2.8%	1.5% -2.0%	1.5% -2.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.0%	1.5% - 2.0%	1.0% - 2.0%
Mature Market Share Range	9.0% - 22.5%	9.3% - 22.4%	0.7% - 28.9%
Operating Profit Margin Range	32.7% - 40.8%	32.7% - 33.0%	19.1% - 47.4%

(a)	Reflects changes only to the key assumptions used in the second and third quarter interim testing for certain reporting units.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. We had 19 reporting units as of our October 2011 annual impairment assessment. For the purpose of evaluating goodwill for impairment, the 19 reporting units consisted of the 15 radio markets that we own and/or operate and four other business divisions. In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are generally based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed as per the guidance of ASC 805-10, “Business Combinations,” to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. Since our annual assessment, we have not made any changes to the methodology of valuing or allocating goodwill when determining the carrying values of the radio markets, Reach Media, Interactive One or TV One.

During the second and third quarters of 2011, the operating performance and current projections for the remainder of the year for specific radio markets were below that used in our 2010 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of goodwill associated with specific radio markets, which we performed as of May 31, 2011 and as of September 30, 2011, respectively. The Company concluded that goodwill had not been impaired during the second and third quarters of 2011. We completed our annual impairment assessment as of October 1, 2011. As a result of our annual testing, we recorded an impairment charge of approximately $14.5 million against goodwill in our Columbus market during the fourth quarter of 2011.

Below are some of the key assumptions used in the income approach model for estimating goodwill fair values for the annual and interim impairments assessments performed since January 2011.

Goodwill (Radio Market Reporting	May 31,	September 30,	October 1,
Units)	2011 (a)	2011 (a)	2011

Pre-tax impairment charge (in millions)	$–	$–	$14.5

Discount Rate	10.0%	9.5%	10.0%
Year 1 Market Revenue Growth Rate or Range	1.5% -3.0%	1.5%	2.0% -2.5%
Long-term Market Revenue Growth Rate or Range (Years 6 – 10)	1.5% - 2.0%	1.5%	1.5% - 2.0%
Mature Market Share or Share Range	7.0% - 23.0%	13.8%	7.4% - 20.8%
Operating Profit Margin or Margin Range	30.0% - 56.0%	36.0%	29.5% - 54.0%

(a)  Reflects changes only to the key assumptions used in the second and third quarter interim testing for certain reporting units.

In March, June and September of 2011, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Reach Media’s actual operating results did not meet budgeted results during 2011 and as such, interim impairment testing for goodwill attributable to Reach Media was performed. As a result of the interim impairment tests, the Company concluded that the carrying value of goodwill attributable to Reach Media had not been impaired. We also completed an impairment assessment as of December 31, 2011 for Reach Media. Due to amendments of existing Reach Media affiliate agreements with Radio One, Reach Media’s expected future cash flows will be reduced. There were no goodwill impairment charges recorded as part of our year end impairment testing. However, the Company recognized a non-cash impairment charge of approximately $7.8 million related to the long-lived assets of Reach Media.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for all interim, annual and year end assessments since January 2011. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. With the assistance of a third-party valuation firm, the Company assessed the fair value of the redeemable noncontrolling interest in Reach Media at March 31, 2012. Upon review of the results of the interim and year-end impairment tests, and quarter-end assessment, the Company concluded that the carrying value of goodwill attributable to Reach Media had not been impaired.

	March 31,	June 30,	September 30,	December 31,	March 31,
Reach Media Goodwill	2011	2011	2011	2011	2012

Pre-tax impairment charge (in millions)	$–	$–	$–	$–	$–

Discount Rate	13.5%	13.0%	12.0%	12.5%	12.5%
Year 1 Revenue Growth Rate	2.5%	2.5%	2.5%	2.5%	2.5%
Long-term Revenue Growth Rate Range	(1.3)% - 4.9%	(0.2)% - 3.9%	(2.0)% - 3.5%	3.0% - 12.7%	2.2% - 9.7%

Operating Profit Margin Range	16.2% - 27.4%	17.6% - 22.6%	18.8% - 21.7%	(2.0)% - 16.8%	3.7% - 18.1%

Goodwill Valuation Results

The table below presents the changes in the carrying amount of goodwill by segment during the three month period ended March 31, 2012. The goodwill balances for each reporting unit are not disclosed so as to not make publicly available sensitive information that could potentially be competitively harmful to the Company.

	Goodwill Carrying Balances
	As of		As of
Segment	December 31, 2011	Increase (Decrease)	March 31, 2012
		(In millions)

Radio Broadcasting Segment	$70.8	$—	$70.8
Reach Media Segment	14.4	—	14.4
Internet Segment	21.8	—	21.8
Cable Television Segment	165.0	—	165.0
Total	$272.0	$—	$272.0

Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Other intangible assets, excluding goodwill and radio broadcasting licenses, are amortized on a straight-line basis over various periods. Other intangible assets consist of the following:

	As of
	March 31, 2012	December 31, 2011	Period of Amortization
	(Unaudited)
	(In thousands)

Trade names	$17,133	$17,133	2-5 Years
Talent agreement	19,549	19,549	10 Years
Debt financing and modification costs	16,128	16,115	Term of debt
Intellectual property	14,151	14,151	4-10 Years
Affiliate agreements	186,755	186,755	1-10 Years
Acquired income leases	1,282	1,282	3-9 Years
Non-compete agreements	1,260	1,260	1-3 Years
Advertiser agreements	47,688	47,688	2-7 Years
Favorable office and transmitter leases	3,358	3,358	2-60 Years
Brand names	2,539	2,539	2.5 Years
Brand name - unamortized	39,688	39,688	Indefinite
Other intangibles	3,662	3,662	1-5 Years
	353,193	353,180
Less: Accumulated amortization	(98,087)	(90,200)
Other intangible assets, net	$255,106	$262,980

Amortization expense of intangible assets for the three months ended March 31, 2012 and 2011 was approximately $7.1 million and $1.4 million, respectively. The amortization of deferred financing costs was charged to interest expense for all periods presented. The amount of deferred financing costs included in interest expense for the three months ended March 31, 2012 and 2011 was approximately $1.1 million and $1.6 million, respectively.

The following table presents the Company’s estimate of amortization expense for the remainder of 2012 and years 2013 through 2017 for intangible assets, excluding deferred financing costs:

(In thousands)

2012 (April through December)	$21,341
2013	$27,912
2014	$27,314
2015	$26,043
2016	$25,886
2017	$25,880

Actual amortization expense may vary as a result of future acquisitions and dispositions.

The gross value and accumulated amortization of the launch assets is as follows:

	March 31, 2012	Weighted Average Period of Amortization
	(Unaudited)
	(In thousands)

Launch assets	$39,543	3.6 Years
Less: Accumulated amortization	(9,595)
Launch assets, net	$29,948

Future estimated launch support amortization expense or revenue reduction related to launch assets for the remainder of 2012 and years 2013 through 2015 is as follows:

(In thousands)

2012 (April through December)	$7,500
2013	$9,947
2014	$9,902
2015	$2,599

5.  CONTENT ASSETS:

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

The gross value and accumulated amortization of the content assets is as follows:

	March 31, 2012	Period of Amortization
	(Unaudited)
	(In thousands)

Content assets	$106,241	1-8 Years
Less: Accumulated amortization	(39,740)
Content assets, net	$66,501

Future estimated content amortization expense related to agreements entered into as of March 31, 2012 for the remainder of 2012 and years 2013 through 2017 is as follows:

(In thousands)

2012 (April through December)	$21,964
2013	$20,403
2014	$12,260
2015	$5,102
2016	$2,785
2017	$1,364

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

Prior to the consolidation date, the Company recorded its investment at cost and had adjusted its carrying amount of the investment to recognize the change in the Company’s claim on the net assets of TV One resulting from operating income or losses of TV One as well as other capital transactions of TV One using a hypothetical liquidation at book value approach. On April 14, 2011, the Company began to account for TV One on a consolidated basis and the basis of the assets and liabilities of TV One at that date were recorded at fair value. For the three months ended March 31, 2012 and 2011, the Company’s allocable share of TV One’s operating income was $0 and approximately $3.1 million, respectively.

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

Under an advertising services agreement, we provided a specified amount of advertising to TV One. Prior to the consolidation date, the Company was accounting for the services provided to TV One under the advertising services agreement in accordance with ASC 505-50-30, “Equity.”  As services were provided to TV One, the Company recorded revenue based on the fair value of the most reliable unit of measurement in these transactions. The most reliable unit of measurement had been determined to be the value of underlying advertising time that was provided to TV One. The Company recognized $160,000 and $373,000 in revenue relating to this agreement for the three months ended March 31, 2012 and 2011, respectively. The advertising services agreement was also originally scheduled to expire in January 2009 and was extended to January 2011, at which time it expired. However, we entered into a new advertising services agreement with TV One with an effective date of January 2011. Under the new advertising services agreement, we (i) provide advertising services to TV One on certain of our media properties and (ii) act as media placement agent for TV One in certain instances. In return for such services, TV One pays us for such advertising time and services and, where we act as media placement agent, pays us a media placement fee equal to the lesser of 15% of media placement costs or a market rate, in addition to reimbursing us (or paying in advance) for all actual costs associated with the media placement services.

Summarized unaudited financial information for our significant equity investment is reported below (in thousands, amounts represent 100% of investee financial information):

Statement of Operations	Three Months Ended March 31, 2011
(In thousands)

Net revenue	$30,832
Costs and expenses	24,408
Earnings from continuing operations	6,424
Net income	$6,424

Balance Sheet	As of March 31, 2011
(In thousands)

Current assets	$58,011
Non-current assets	$151,092
Current liabilities	$8,885
Non-current liabilities	$169,648
Equity	$30,570

7.  INVESTMENTS:

The Company’s investments (short-term and long-term) consist of the following:

	Amortized Cost Basis	Gross Unrealized Losses	Gross Unrealized Gains	Fair Value
	(In thousands)
March 31, 2012
Corporate debt securities	$4,173	$(59)	$159	$4,273
Government sponsored enterprise mortgage-backed securities	504	(3)	-	501
Total investments	$4,677	$(62)	$159	$4,774

The following tables show the gross unrealized losses and fair value of the Company’s investments with unrealized losses that are not deemed to be other-than-temporarily impaired, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position:

	Fair Value < 1 Year	Unrealized Losses < 1 Year	Fair Value > 1 Year	Unrealized Losses > 1 Year	Total Unrealized Losses
	(In thousands)
March 31, 2012
Corporate debt securities	$859	$(26)	$1,326	$(33)	$(59)
Government sponsored enterprise mortgage-backed securities	-	-	498	(3)	(3)
Total investments	$859	$(26)	$1,824	$(36)	$(62)

The Company’s investments in debt securities are sensitive to interest rate fluctuations, which impact the fair value of individual securities. Unrealized losses on the Company’s investments in debt securities have occurred due to volatility and liquidity concerns within the capital markets during the quarter ended March 31, 2012.

The amortized cost and estimated fair value of debt securities at March 31, 2012, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities of mortgage-backed securities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	Amortized Cost Basis	Fair Value

Within 1 year	$591	$582
After 1 year through 5 years	2,476	2,573
After 5 years through 10 years	903	918
After 10 years	203	200
Mortgage-backed securities	504	501
Total	$4,677	$4,774

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

Three Months Ended March 31, 2012

Proceeds from sales	$3,859
Gross realized gains	8
Gross realized losses	(37)

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

The fair values and the presentation of the Company’s derivative instruments in the consolidated balance sheets are as follows:

	Liability Derivatives
	As of March 31, 2012		As of December 31, 2011
	(Unaudited)
	(In thousands)

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments:
Employment agreement award	Other Long-Term Liabilities	$10,696	Other Long-Term Liabilities	$10,346
Total derivatives		$10,696		$10,346

The effect and the presentation of the Company’s derivative instruments on the consolidated statements of operations are as follows:

Derivatives in Cash Flow Hedging Relationships	Amount of Gain in Other Comprehensive Loss on Derivative (Effective Portion)		Loss Reclassified from Accumulated Other Comprehensive Loss into Income (Effective Portion)			Gain (Loss) in Income (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	Amount		Location	Amount		Location	Amount
	Three Months Ended March 31,
	(Unaudited)
	(In thousands)

	2012	2011		2012	2011		2012	2011
Interest rate swaps	$—	$158	Interest expense	$—	$(258)	Interest expense	$—	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) in Income of Derivative	Amount of Gain (Loss) in Income of Derivative
		Three Months Ended March 31,
		2012	2011
		(Unaudited)
		(In thousands)

Employment agreement award	Corporate selling, general and administrative expense	$350	$40

Hedging Activities

In June 2005, pursuant to our Previous Credit Agreement (as defined in Note 9 — Long-Term Debt), the Company entered into four fixed rate swap agreements to reduce interest rate fluctuations on certain floating rate debt commitments. One of the four $25.0 million swap agreements expired in each of June 2007 and 2008, and 2010, respectively. The remaining $25.0 million swap agreement was terminated on March 31, 2011 in conjunction with the March 31, 2011 retirement of our Previous Credit Agreement.  We have no swap agreements in connection with our current credit facilities.

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

As of March 31, 2012, the Company was party to an Employment Agreement executed in April 2008 with the CEO. Pursuant to the Employment Agreement, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company reassessed the estimated fair value of the award at March 31, 2012 to be approximately $10.7 million, and accordingly, adjusted its liability to this amount. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the Employment Agreement, and the award lapses if the CEO voluntarily leaves the Company, or is terminated for cause. The Company is currently in negotiations with the Company’s CEO for a new employment agreement. Until such time as his new employment agreement is executed, the terms of his April 2008 employment agreement remain in effect including eligibility for the TV One award.

9.  LONG-TERM DEBT:

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands)

Senior bank term debt	$382,140	$383,105
6⅜% Senior Subordinated Notes due February 2013	747	747
12½%/15% Senior Subordinated Notes due May 2016	319,838	312,800
10% Senior Secured TV One Notes due March 2016	119,000	119,000
Total debt	821,725	815,652
Less: current portion	4,607	3,860
Less: original issue discount	6,411	6,748
Long-term debt, net	$810,707	$805,044

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

The 2011 Credit Agreement contains affirmative and negative covenants that the Company is required to comply with, including:

(a)	maintaining an interest coverage ratio of no less than:
▪	1.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through September 30, 2015; and
▪	1.50 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(b)   maintaining a senior secured leverage ratio of no greater than:

▪	5.25 to 1.00 on June 30, 2011;
▪	5.00 to 1.00 on September 30, 2011 and December 31, 2011;
▪	4.75 to 1.00 on March 31, 2012;
▪	4.50 to 1.00 on June 30, 2012, September 30, 2012 and December 31, 2012;
▪	4.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013;
▪	3.75 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014;
▪	3.25 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	2.75 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

(c)   maintaining a total leverage ratio of no greater than:

▪	9.25 to 1.00 on June 30, 2011 and the last day of each fiscal quarter through December 31, 2011;
▪	9.00 to 1.00 on March 31, 2012;
▪	8.75 to 1.00 on June 30, 2012;
▪	8.50 to 1.00 on September 30, 2012 and December 31, 2012;
▪	8.00 to 1.00 on March 31, 2013 and the last day of each fiscal quarter through September 30, 2013;
▪	7.50 to 1.00 on December 31, 2013 and the last day of each fiscal quarter through September 30, 2014;
▪	6.50 to 1.00 on December 31, 2014 and the last day of each fiscal quarter through September 30, 2015; and
▪	6.00 to 1.00 on December 31, 2015 and the last day of each fiscal quarter thereafter.

 (d) limitations on:

▪	liens;
▪	sale of assets;
▪	payment of dividends; and
▪	mergers.

As of March 31, 2012, ratios calculated in accordance with the 2011 Credit Agreement, are as follows:

	As of March 31, 2012		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$85.7

Pro Forma Last Twelve Months Interest Expense (In millions)	$48.7

Senior Debt (In millions)	$359.5
Total Debt (In millions)	$680.0

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.19	x	4.75	x	0.56	x

Total Leverage
Total Debt / Covenant EBITDA	7.93	x	9.00	x	1.07	x

Interest Coverage
Covenant EBITDA / Interest Expense	1.76	x	1.25	x	0.51	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, the calculations for the ratios above do not include the operating results and related debt of Reach Media and TV One.

As of March 31, 2012, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement.

Under the terms of the 2011 Credit Agreement, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of (i) the prime rate, (ii) the Federal Funds Effective Rate plus 0.50% or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. Commencing on June 30, 2011, quarterly installments of 0.25%, or $960,000, of the principal balance on the $386.0 million term loan are payable on the last day of each March, June, September and December.

As of March 31, 2012, the Company had approximately $23.8 million of borrowing capacity under its revolving credit facility. After taking into consideration the financial covenants under the 2011 Credit Agreement, the full amount was available to be borrowed.

As of March 31, 2012, the Company had outstanding approximately $382.1 million on its term credit facility. During the quarter ended March 31, 2012, the Company repaid approximately $1.0 million under the 2011 Credit Agreement. Proceeds from the 2011 Credit Agreement of approximately $378.3 million, net of original issue discount, were used to repay the Amended and Restated Credit Agreement (as defined below) and pay other fees and expenses, with the balance of the proceeds used to fund the TV One capital call. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

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

During the period between and including November 24, 2010 and March 31, 2011, the Company was in compliance with all of its financial covenants under the Amended and Restated Credit Agreement.

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

Under the terms of the Previous Credit Agreement, upon any breach or default under either the 8⅞% Senior Subordinated Notes due July 2011 or the 6⅜% Senior Subordinated Notes due February 2013, the lenders could among other actions immediately terminate the Previous Credit Agreement and declare the loans then outstanding under the Previous Credit Agreement to be due and payable in whole immediately.  Similarly, under the 8⅞% Senior Subordinated Notes and the 6⅜% Senior Subordinated Notes, a default under the terms of the Previous Credit Agreement would constitute an event of default, and the trustees or the holders of at least 25% in principal amount of the then outstanding notes (under either class) could have declared the principal of such class of note and interest to be due and payable immediately.

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

Senior Subordinated Notes

Period after the November 2010 Refinancing Transactions and after the March 2011 Refinancing Transaction

On November 24, 2010, we issued $286.8 million of our 12 1/2%/15% Senior Subordinated Notes due May 2016 in a private placement and exchanged and then cancelled approximately $97.0 million of $101.5 million in aggregate principal amount outstanding of our 2011 Notes and approximately $199.3 million of $200.0 million in aggregate principal amount outstanding of our 2013 Notes (the 2013 Notes together with the 2011 Notes, the “Prior Notes”).  We entered into supplemental indentures in respect of each of the Prior Notes which waived any and all existing defaults and events of default that had arisen or may have arisen that may be waived and eliminated substantially all of the covenants in each indenture governing the Prior Notes, other than the covenants to pay principal and interest on the Prior Notes when due, and eliminated the related events of default. Subsequently, all remaining outstanding 2011 Notes were repurchased pursuant to the indenture governing the 2011 Notes, effective as of December 24, 2010.

As of March 31, 2012, the Company had outstanding $747,000 of its 6⅜% Senior Subordinated Notes due February 2013 and $319.8 million of its 12½%/15% Senior Subordinated Notes due May 2016. The 12½%/15% Senior Subordinated Notes due May 2016 had a carrying value of $319.8 million and a fair value of approximately $225.5 million as of March 31, 2012, and the 6⅜% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $702,000 as of March 31, 2012. The fair values were determined based on the trading value of the instruments as of the reporting date.

Interest payments under the terms of the 6⅜% Senior Subordinated Notes are due in February and August.  Based on the $747,000 principal balance of the 6⅜% Senior Subordinated Notes outstanding on March 31, 2012, interest payments of $24,000 are payable each February and August through February 2013.

Interest on the 12½%/15% Senior Subordinated Notes is payable in cash, or at our election, partially in cash and partially through the issuance of additional 12½%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We may make a PIK Election only with respect to interest accruing up to but not including May 15, 2012, and with respect to interest accruing from and after May 15, 2012 such interest shall accrue at a rate of 12.5% per annum and shall be payable in cash.

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

In the absence of an election for any interest period, interest on the Exchange Notes shall be payable according to the election for the previous interest period, provided that interest accruing from and after May 15, 2012 shall accrue at a rate of 12.5% per annum and shall be payable in cash. A PIK Election is currently in effect and will remain in effect through May 15, 2012. After May 15, 2012, interest shall accrue at a rate of 12.5% per annum and shall be payable wholly in cash and the Company will no longer have an option to pay any portion of its interest through the issuance of PIK Notes.

During the quarter ended March 31, 2012, the Company paid cash interest in the amount of approximately $15.5 million and issued approximately $7.0 million of additional 12½%/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect.

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

Note Payable

In November 2009, Reach Media issued a $1.0 million, 7% promissory note in connection with the repurchase of certain of its common stock held by a minority shareholder, a subsidiary of Cumulus (formerly Citadel). The note was due and paid on December 30, 2011. As noted above, the note was issued in connection with Reach Media reacquiring Citadel’s noncontrolling stock ownership in Reach Media as well as entering into a new sales representation agreement with Radio Networks, a subsidiary of Citadel.

Future scheduled minimum principal payments of debt as of March 31, 2012 are as follows:

	Senior Subordinated Notes	Credit Facility	Senior Secured Notes
	(Unaudited)
	(In thousands)

April – December 2012	$—	$2,895	$—
2013	747	3,860	—
2014	—	3,860	—
2015	—	3,860	—
2016	319,838	367,665	119,000
Total Debt	$320,585	$382,140	$119,000

10.  INCOME TAXES:

The Company recorded a tax expense of approximately $65.3 million on a pre-tax loss from continuing operations of approximately $9.9 million for the three month period ended March 31, 2012, which resulted in a tax rate of (656.1)%. This rate is based on the blending of an estimated annual effective tax rate of (744.0)% for Radio One, which has a full valuation allowance for its deferred tax assets (“DTAs”), with an estimated annual effective tax rate of 44.4% for Reach Media, which does not have a valuation allowance.

The Company concluded it was more likely than not that the benefit from certain of its DTAs would not be realized. The Company considered its historically profitable jurisdictions, its sources of future taxable income and tax planning strategies in determining the amount of valuation allowance recorded. As part of that assessment, the Company also determined that it was not appropriate under generally accepted accounting principles to benefit its DTAs based on deferred tax liabilities (“DTLs”) related to indefinite-lived intangibles that cannot be scheduled to reverse in the same period. Because the DTL in this case would not reverse until some future indefinite period when the intangibles are either sold or impaired, any resulting temporary differences cannot be considered a source of future taxable income to support realization of the DTAs. For the three months ended March 31, 2012, an additional valuation allowance for the current year anticipated increase to DTAs related to net operating loss carryforwards from the amortization of indefinite-lived intangibles was included in the annual effective tax rate calculation.

During 2011, the consolidation of TV One included an adjustment to the DTL related to the partnership investment in TV One. The Company evaluated the DTL and concluded that a portion will not reverse within the requisite period since it relates to indefinite-lived assets and cannot be offset against the DTAs. This item generated a tax expense of approximately $1.0 million for the three months ended March 31, 2012 and did not generate any expense for the three months ended March 31, 2011 as the consolidation of TV One did not occur until the second quarter of 2011. The DTL on the indefinite-lived intangibles of Radio One generated a tax expense of approximately $64.0 million for the three months ended March 31, 2012. The remaining portion of the tax expense of $258,000 consisted principally of Radio One state taxes of $750,000 which were offset by a tax benefit from Reach Media of $492,000.

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

 Stock Repurchase Program

In April 2011, the Company’s board of directors authorized a repurchase of shares of the Company’s Class A and Class D common stock (the “2011 Repurchase Authorization”). Under the 2011 Repurchase Authorization, the Company is authorized, but is not obligated, to repurchase up to $15 million worth of its Class A and/or Class D common stock prior to April 13, 2013.  Repurchases will be made from time to time in the open market or in privately negotiated transactions in accordance with applicable laws and regulations.  The timing and extent of any repurchases will depend upon prevailing market conditions, the trading price of the Company’s Class A and/or Class D common stock and other factors, and subject to restrictions under applicable law.  The Company expects to implement this stock repurchase program in a manner consistent with market conditions and the interests of the stockholders, including maximizing stockholder value.  The Company continues to have an open stock repurchase authorization with respect to its Class A and D stock. During the three months ended March 31, 2012, the Company did not repurchase any Class A Common Stock or Class D Common Stock.

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

A new stock option and restricted stock plan (the “2009 Stock Plan”) was approved by the stockholders at the Company’s annual meeting on December 16, 2009.  The terms of the 2009 Stock Plan are substantially similar to the prior Plan. The Company has the authority to issue up to 8,250,000 shares of Class D common stock under the 2009 Stock Plan. As of March 31, 2012, 4,844,051 shares of Class D common stock were available for grant under the 2009 Stock Plan.

In December 2009, the compensation committee and the non-executive members of the Board of Directors approved a long-term incentive plan (the “2009 LTIP”) for certain “key” employees of the Company. The 2009 LTIP is comprised of 3,250,000 shares (the “LTIP Shares”) of the 2009 Stock Plan’s 8,250,000 shares of Class D common stock. Awards of the LTIP Shares were granted in the form of restricted stock and allocated among 31 employees of the Company, including the named executive officers. The named executive officers were allocated LTIP Shares as follows: (i) Chief Executive Officer (“CEO”) (1.0 million shares); (ii) the Chairperson (300,000 shares); (iii) the Chief Financial Officer (“CFO”) (225,000 shares); (iv) the Chief Administrative Officer (“CAO”) (225,000 shares); and (v) the former President of the Radio Division (“PRD”) (130,000 shares). The remaining 1,370,000 shares were allocated among 26 other “key” employees. All awards will vest in three installments.  The awards were granted effective January 5, 2010 and the first installment of 33% vested on June 5, 2010, the second installment vested on June 5, 2011. The third installment was originally scheduled to vest on June 5, 2012 but upon determination by the compensation committee was accelerated to vest on November 19, 2011. Pursuant to the terms of the 2009 Stock Plan, subject to the Company’s insider trading policy, a portion of each recipient’s vested shares may be sold into the open market for tax purposes on or about the vesting dates.

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

Stock-based compensation expense for the three months ended March 31, 2012 and 2011 was approximately $44,000 and $937,000 respectively.

The Company did not grant stock options during the three months ended March 31, 2012 and granted 114,675 stock options during the three months ended March 31, 2011.

	Three Months Ended March 31,
	2012	2011
Average risk-free interest rate	—	2.86%
Expected dividend yield	—	0.00%
Expected lives	—	6.25 years
Expected volatility	—	117.12%

Transactions and other information relating to stock options for the three months ended March 31, 2012 are summarized below:

	Number of Options	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term (In Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	4,811,000	$8.60		—
Grants	—	$—
Exercised	—	—
Forfeited/cancelled/expired	—	—
Balance as of March 31, 2012	4,811,000	$8.60	4.22	$—
Vested and expected to vest at March 31, 2012	4,799,000	$8.62	4.21	$—
Unvested at March 31, 2012	113,000	$1.55	9.01	$—
Exercisable at March 31, 2012	4,698,000	$8.77	4.10	$—

The aggregate intrinsic value in the table above represents the difference between the Company’s stock closing price on the last day of trading during the three months ended March 31, 2012 and the exercise price, multiplied by the number of shares that would have been received by the holders of in-the-money options had all the option holders exercised their options on March 31, 2012. This amount changes based on the fair market value of the Company’s stock. There were no options exercised during the three months ended March 31, 2012. The number of options that vested during the three months ended March 31, 2012 was 15,772.

As of March 31, 2012, $80,000 of total unrecognized compensation cost related to stock options is expected to be recognized over a weighted-average period of 5.7 months. The stock option weighted-average fair value per share was $3.45 at March 31, 2012.

The Company did not grant shares of restricted stock during the three months ended March 31, 2012 and 2011.

Transactions and other information relating to restricted stock grants for the three months ended March 31, 2012 are summarized below:

	Shares	Average Fair Value at Grant Date
Unvested at December 31, 2011	144,000	$1.10
Grants	—	$—
Vested	(25,000)	$1.04
Forfeited/cancelled/expired	—	$—
Unvested at March 31, 2012	119,000	$1.12

The restricted stock grants were included in the Company’s outstanding share numbers on the effective date of grant. As of March 31, 2012, $109,000 of total unrecognized compensation cost related to restricted stock grants is expected to be recognized over the next 14 months.

12.  SEGMENT INFORMATION:

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

Detailed segment data for the three months ended March 31, 2012 and 2011 is presented in the following tables:

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
	(In thousands)
Net Revenue:
Radio Broadcasting	$52,733	$48,258
Reach Media	13,553	14,725
Internet	5,785	3,515
Cable Television	32,236	—
Corporate/Eliminations/Other	(1,265)	(1,489)
Consolidated	$103,042	$65,009

Operating Expenses (excluding depreciation, amortization and impairment charges and including stock-based compensation):
Radio Broadcasting	$35,324	$31,936
Reach Media	14,362	13,937
Internet	5,464	5,072
Cable Television	20,318	—
Corporate/Eliminations/Other	4,116	4,403
Consolidated	$79,584	$55,348

Depreciation and Amortization:
Radio Broadcasting	$1,605	$1,752
Reach Media	301	984
Internet	814	1,118
Cable Television	6,748	—
Corporate/Eliminations/Other	217	230
Consolidated	$9,685	$4,084

Operating income (loss):
Radio Broadcasting	$15,804	$14,570
Reach Media	(1,110)	(196)
Internet	(493)	(2,675)
Cable Television	5,170	—
Corporate/Eliminations/Other	(5,598)	(6,122)
Consolidated	$13,773	$5,577

	March 31, 2012	December 31, 2011
	(Unaudited)
	(In thousands)
Total Assets:
Radio Broadcasting	$799,464	$806,822
Reach Media	32,145	33,737
Internet	33,673	33,265
Cable Television	558,093	561,325
Corporate/Eliminations/Other	57,786	51,333
Consolidated	$1,481,161	$1,486,482

13.  RELATED PARTY TRANSACTIONS:

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three months ended March 31, 2012 and 2011, Radio One paid $0 and $4,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three months ended March 31, 2012 and 2011, the Company provided no advertising services to Music One. There were no cash, trade or no-charge orders placed by Music One for the three months ended March 31, 2012 and 2011.

There were no office space or administrative support transactions between Radio One and Music One during the three months ended March 31, 2012 and 2011, respectively. Advertising spots are priced at an average unit rate. Based on the cross-promotional nature of the activities provided by Music One and received by the Company, we believe that these methodologies of charging average unit rates or passing through the actual costs incurred are fair and reflect terms no more favorable than terms generally available to a third-party.

14.  CONDENSED CONSOLIDATING FINANCIAL STATEMENTS:

The Company conducts a portion of its business through its subsidiaries. All of the Company’s Subsidiary Guarantors have fully and unconditionally guaranteed the Company’s 6⅜ Senior Subordinated Notes due February 2013, the 12½%/15% Senior Subordinated Notes due May 2016, and the Company’s obligations under the 2011 Credit Agreement.

Set forth below are consolidated balance sheets for the Company and the Subsidiary Guarantors as of March 31, 2012 and December 31, 2011, and related consolidated statements of operations, comprehensive loss and cash flows for the three months ended March 31, 2012 and 2011. The equity method of accounting has been used by the Company to report its investments in subsidiaries. Separate financial statements for the Subsidiary Guarantors are not presented based on management’s determination that they do not provide additional information that is material to investors.

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2012

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$31,103	$71,939	$—	$103,042
OPERATING EXPENSES:
Programming and technical	8,410	22,755	—	31,165
Selling, general and administrative, including stock-based compensation	14,708	24,118	—	38,826
Corporate selling, general and administrative, including stock-based compensation	—	9,593	—	9,593
Depreciation and amortization	1,821	7,864	—	9,685
Total operating expenses	24,939	64,330	—	89,269
Operating income	6,164	7,609	—	13,773
INTEREST INCOME	—	22	—	22
INTEREST EXPENSE	249	23,498	—	23,747
OTHER INCOME net		7	—	7
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	5,915	(15,860)	—	(9,945)
PROVISION FOR INCOME TAXES	—	65,254	—	65,254
Net income (loss) before equity in income of subsidiaries and discontinued operations	5,915	(81,114)	—	(75,199)
EQUITY IN INCOME OF SUBSIDIARIES	—	5,930	(5,930)	—
Net income (loss) from continuing operations	5,915	(75,184)	(5,930)	(75,199)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	15	(1)	—	14
CONSOLIDATED NET INCOME (LOSS)	5,930	(75,185)	(5,930)	(75,185)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	4,057	—	4,057
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,930	$(79,242)	$(5,930)	$(79,242)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended March 31, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

NET REVENUE	$28,095	$36,914	$—	$65,009
OPERATING EXPENSES:
Programming and technical	8,518	10,313	—	18,831
Selling, general and administrative, including stock-based compensation	12,871	15,624	—	28,495
Corporate selling, general and administrative, including stock-based compensation	—	8,022	—	8,022
Depreciation and amortization	2,188	1,896	—	4,084
Total operating expenses	23,577	35,855	—	59,432
Operating income	4,518	1,059	—	5,577
INTEREST INCOME	—	8	—	8
INTEREST EXPENSE	—	19,333	—	19,333
EQUITY IN INCOME OF AFFILIATED COMPANY	—	3,079	—	3,079
LOSS ON RETIREMENT OF DEBT	—	7,743	—	7,743
OTHER INCOME, net	—	25	—	25
Income (loss) before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	4,518	(22,905)	—	(18,387)
PROVISION FOR INCOME TAXES	—	45,619	—	45,619
Net income (loss) before equity in income of subsidiaries and discontinued operations	4,518	(68,524)	—	(64,006)
EQUITY IN INCOME OF SUBSIDIARIES	—	4,482	(4,482)	—
Net income (loss) from continuing operations	4,518	(64,042)	(4,482)	(64,006)
LOSS FROM DISCONTINUED OPERATIONS, net of tax	(36)	—	—	(36)
CONSOLIDATED NET INCOME (LOSS)	4,482	(64,042)	(4,482)	(64,042)
NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	203	—	203
CONSOLIDATED NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,482	$(64,245)	$(4,482)	$(64,245)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2012

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CONSOLIDATED NET INCOME (LOSS)	$5,930	$(75,185)	$(5,930)	$(75,185)
Net change in unrealized loss on investment activities	—	97	—	97
COMPREHENSIVE INCOME (LOSS)	5,930	(75,088)	(5,930)	(75,088)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	4,057	—	4,057
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$5,930	$(79,145)	$(5,930)	$(79,145)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF COMPREHENSIVE LOSS

Three Months Ended March 31, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

COMPREHENSIVE INCOME (LOSS)	$4,482	$(64,042)	$(4,482)	$(64,042)
LESS: COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	—	203	—	203
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$4,482	$(64,245)	$(4,482)	$(64,245)

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

As of March 31, 2012

	Combined
	Guarantor	Radio One,
	Subsidiaries	Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$(1)	$43,885	$—	$43,884
Short-term investments	—	561	—	561
Trade accounts receivable, net of allowance for doubtful accounts	27,735	52,611	—	80,346
Prepaid expenses and other current assets	1,730	5,053	—	6,783
Current portion of content assets	—	27,525	—	27,525
Current assets from discontinued operations	(31)	125	—	94
Total current assets	29,433	129,760	—	159,193
PREPAID PROGRAMMING AND DEPOSITS	—	5,284	—	5,284
PROPERTY AND EQUIPMENT, net	17,755	16,503	—	34,258
INTANGIBLE ASSETS, net	550,836	683,662	—	1,234,498
CONTENT ASSETS, net	—	38,976	—	38,976
LONG-TERM INVESTMENTS	—	4,213	—	4,213
INVESTMENT IN SUBSIDIARIES	—	585,019	(585,019)	—
OTHER ASSETS	234	3,047	—	3,281
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	1,458	—	—	1,458
Total assets	$599,716	$1,466,464	$(585,019)	$1,481,161

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,543	$6,693	$—	$8,236
Accrued interest	—	6,824	—	6,824
Accrued compensation and related benefits	2,075	9,510	—	11,585
Current portion of content payables	—	22,241	—	22,241
Income taxes payable	—	1,363	—	1,363
Other current liabilities	9,593	495	—	10,088
Current portion of long-term debt	—	4,607	—	4,607
Current liabilities from discontinued operations	212	28	—	240
Total current liabilities	13,423	51,761	—	65,184
LONG-TERM DEBT, net of current portion and original issue discount	—	810,707	—	810,707
CONTENT PAYABLES, net of current portion	—	15,375	—	15,375
OTHER LONG-TERM LIABILITIES	1,248	17,734	—	18,982
DEFERRED TAX LIABILITIES	—	219,103	—	219,103
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	26	—	—	26
Total liabilities	14,697	1,114,680	—	1,129,377

REDEEMABLE NONCONTROLLING INTEREST	—	23,452	—	23,452

STOCKHOLDERS’ EQUITY:
Common stock	—	50	—	50
Accumulated other comprehensive loss	—	(102)	—	(102)
Additional paid-in capital	188,477	998,554	(188,477)	998,554
Retained earnings (accumulated deficit)	396,542	(875,398)	(396,542)	(875,398)
Total stockholders’ equity	585,019	123,104	(585,019)	123,104
Noncontrolling interest	—	205,228	—	205,228
Total Equity	585,019	328,332	(585,019)	328,332
Total liabilities, redeemable noncontrolling interest and equity	$599,716	$1,466,464	$(585,019)	$1,481,161

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING BALANCE SHEETS

As of December 31, 2011

	Combined
	Guarantor	Radio One,
	Subsidiaries	Inc.	Eliminations	Consolidated
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$187	$35,752	$—	$35,939
Short-term investments	—	761	—	761
Trade accounts receivable, net of allowance for doubtful accounts	29,896	53,980	—	83,876
Prepaid expenses and other current assets	1,691	6,730	—	8,421
Current portion of content assets	—	27,383	—	27,383
Current assets from discontinued operations	(35)	125	—	90
Total current assets	31,739	124,731	—	156,470
PREPAID PROGRAMMING AND DEPOSITS	—	2,329	—	2,329
PROPERTY AND EQUIPMENT, net	17,994	15,994	—	33,988
INTANGIBLE ASSETS, net	551,271	693,590	—	1,244,861
CONTENT ASSETS, net	—	36,605	—	36,605
LONG-TERM INVESTMENTS	—	7,428	—	7,428
INVESTMENT IN SUBSIDIARIES	—	588,292	(588,292)	—
OTHER ASSETS	204	3,121	—	3,325
NON-CURRENT ASSETS FROM DISCONTINUED OPERATIONS	1,476	—	—	1,476
Total assets	$602,684	$1,472,090	$(588,292)	$1,486,482

LIABILITIES, REDEEMABLE NONCONTROLLING INTEREST AND EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,568	$4,058	$—	$5,626
Accrued interest	—	6,703	—	6,703
Accrued compensation and related benefits	1,958	9,023	—	10,981
Current portion of content payables	—	20,807	—	20,807
Income taxes payable	—	1,794	—	1,794
Other current liabilities	9,367	2,860	—	12,227
Current portion of long-term debt	—	3,860	—	3,860
Current liabilities from discontinued operations	230	30	—	260
Total current liabilities	13,123	49,135	—	62,258
LONG-TERM DEBT, net of current portion and original issue discount	—	805,044	—	805,044
CONTENT PAYABLES, net of current portion	—	16,168	—	16,168
OTHER LONG-TERM LIABILITIES	1,240	17,281	—	18,521
DEFERRED TAX LIABILITIES	—	153,521	—	153,521
NON-CURRENT LIABILITIES FROM DISCONTINUED OPERATIONS	29	—	—	29
Total liabilities	14,392	1,041,149	—	1,055,541

REDEEMABLE NONCONTROLLING INTEREST	—	20,343	—	20,343

STOCKHOLDERS’ EQUITY:
Common stock	—	50	—	50
Accumulated other comprehensive loss	—	(199)	—	(199)
Additional paid-in capital	197,680	1,001,840	(197,680)	1,001,840
Retained earnings (accumulated deficit)	390,612	(796,156)	(390,612)	(796,156)
Total stockholders’ equity	588,292	205,535	(588,292)	205,535
Noncontrolling interest	—	205,063	—	205,063
Total Equity	588,292	410,598	(588,292)	410,598
Total liabilities, redeemable noncontrolling interest and equity	$602,684	$1,472,090	$(588,292)	$1,486,482

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2012

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$5,930	$(75,185)	$(5,930)	$(75,185)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	1,821	7,864	—	9,685
Amortization of debt financing costs	—	760	—	760
Amortization of content assets	—	8,321	—	8,321
Amortization of launch assets	—	2,489	—	2,489
Deferred income taxes	—	65,582	—	65,582
Stock-based compensation and other non-cash compensation	—	44	—	44
Non-cash interest	—	7,038	—	7,038
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	2,161	1,369	—	3,530
Prepaid expenses and other current assets	(39)	1,557	—	1,518
Other assets	(30)	(2,977)	—	(3,007)
Accounts payable	(25)	2,635	—	2,610
Due to corporate/from subsidiaries	(10,361)	10,361	—	—
Accrued interest	—	121	—	121
Accrued compensation and related benefits	117	487	—	604
Income taxes payable	—	(431)	—	(431)
Other liabilities	234	(718)	—	(484)
Net cash flows provided by operating activities from discontinued operations	4	—	—	4
Net cash flows (used in) provided by operating activities	(188)	29,317	(5,930)	23,199
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(2,960)	—	(2,960)
Investment in subsidiaries	—	(5,930)	5,930	—
Purchase of content assets	—	(10,714)	—	(10,714)
Proceeds from sales of investment securities	—	3,859	—	3,859
Purchases of investment securities	—	(348)	—	(348)
Net cash flows (used in) provided by investing activities	—	(16,093)	5,930	(10,163)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of credit facility	—	(965)	—	(965)
Debt refinancing and modification costs	—	(13)	—	(13)
Payment of dividends to noncontrolling interest members of TV One	—	(4,113)	—	(4,113)
Net cash flows used in financing activities	—	(5,091)	—	(5,091)
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(188)	8,133	—	7,945
CASH AND CASH EQUIVALENTS, beginning of period	187	35,752	—	35,939
CASH AND CASH EQUIVALENTS, end of period	$(1)	$43,885	$—	$43,884

RADIO ONE, INC. AND SUBSIDIARIES

CONSOLIDATING STATEMENT OF CASH FLOWS

Three Months Ended March 31, 2011

	Combined
	Guarantor	Radio
	Subsidiaries	One, Inc.	Eliminations	Consolidated
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Consolidated net income (loss)	$4,482	$(64,042)	$(4,482)	$(64,042)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	2,188	1,896	—	4,084
Amortization of debt financing costs	—	1,591	—	1,591
Loss on retirement of debt	—	7,743	—	7,743
Non-cash interest	—	6,520	—	6,520
Deferred income taxes	—	45,042	—	45,042
Equity in income of affiliated company	—	(3,079)	—	(3,079)
Stock-based compensation and other non-cash compensation	—	937	—	937
Effect of change in operating assets and liabilities, net of assets acquired:
Trade accounts receivable, net	6,904	4,318	—	11,222
Prepaid expenses and other current assets	39	2,579	—	2,618
Other assets	20	78	—	98
Accounts payable	198	(1,567)	—	(1,369)
Due to corporate/from subsidiaries	(13,509)	13,509	—	—
Accrued interest	—	425	—	425
Accrued compensation and related benefits	(367)	(842)	—	(1,209)
Income taxes payable	—	582	—	582
Other liabilities	(67)	(3,407)	—	(3,474)
Net cash flows provided by operating activities from discontinued operations	—	22	—	22
Net cash flows (used in) provided by operating activities	(112)	12,305	(4,482)	7,711
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	—	(1,812)	—	(1,812)
Investment in subsidiaries	—	(4,482)	4,482	—
Net cash flows (used in) provided by investing activities	—	(6,294)	4,482	(1,812)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from credit facility, net of original issue discount	—	378,280	—	378,280
Repayment of credit facility	—	(353,681)	—	(353,681)
Debt refinancing and modification costs	—	(5,873)	—	(5,873)
Net cash flows provided by financing activities	—	18,726	—	18,726
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(112)	24,737	—	24,625
CASH AND CASH EQUIVALENTS, beginning of period	1,043	8,149	—	9,192
CASH AND CASH EQUIVALENTS, end of period	$931	$32,886	$—	$33,817

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

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2016. During each of the three months ended March 31, 2012 and 2011, the Company incurred expenses of approximately $2.8 million in connection with these agreements.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had four standby letters of credit totaling approximately $1.2 million in connection with our annual insurance policy renewals and real estate leases.  In addition, Reach Media had a letter of credit of $500,000 outstanding as of March 31, 2012.

Noncontrolling Interest Shareholders’ Put Rights

Beginning on February 28, 2012, the noncontrolling interest shareholders of Reach Media have an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares.   Beginning in 2012, this annual right can be exercised for a 30-day period beginning February 28 of each year. The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Radio One, at the discretion of Radio One. As a result, our ability to fund business operations, new acquisitions or new business initiatives could be limited. The noncontrolling interest shareholders of Reach Media did not exercise their right during the 30-day period that ended March 29, 2012. However, we have no assurances that they will or will not exercise their rights in future years.

16.  SUBSEQUENT EVENTS:

On April 11, 2012 a standby letter of credit in the amount of $220,000 in connection with our annual insurance policy renewals was reduced to $100,000.

On April 13, 2012, the Company made an approximately $2.0 million term loan principal repayment based on its December 31, 2011 excess cash flow calculation according to the terms of the Credit Agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following information should be read in conjunction with “Selected Financial Data” and the Consolidated Financial Statements and Notes thereto included elsewhere in this report and the audited financial statements and Management’s Discussion and Analysis contained in our Annual Report on Form 10-K  for the year ended December 31, 2011.

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

During the three months ended March 31, 2012, approximately 51.9% of our net revenue was generated from the sale of advertising in our core radio business, excluding Reach Media. Of our total net revenue, approximately 38.4% of our net revenue was generated from local advertising and approximately 31.5% was generated from national advertising, including network advertising. In comparison, during the three months ended March 31, 2011, approximately 56.1% of our net revenue was generated from local advertising and approximately 29.1%, was generated from national advertising, including network advertising. National advertising also includes advertising revenue generated from our Internet segment. The balance of net revenue from our radio franchise was generated from tower rental income, ticket sales and revenue related to our sponsored events, management fees and other revenue. The change in revenue mix is due to the consolidation of TV One.

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

(b) Station operating income:  Net income (loss) before depreciation and amortization, income taxes, interest income, interest expense, equity in income of affiliated company, noncontrolling interests in income (loss) of subsidiaries, gain/loss on retirement of debt, other expense, corporate expenses, stock-based compensation expenses, impairment of long-lived assets and gain or loss from discontinued operations, net of tax, is commonly referred to in our industry as station operating income. Station operating income is not a measure of financial performance under generally accepted accounting principles in the United States (“GAAP”). Nevertheless, station operating income is a significant basis used by our management to measure the operating performance of our stations within the various markets. Station operating income provides helpful information about our results of operations, apart from expenses associated with our fixed and long-lived intangible assets, income taxes, investments, impairment charges, debt financings and retirements, corporate overhead, stock-based compensation and discontinued operations. Our measure of station operating income may not be comparable to similarly titled measures of other companies as our definition includes the results of all four segments (Radio Broadcasting, Reach Media, Internet and Cable Television). Station operating income does not represent operating loss or cash flow from operating activities, as those terms are defined under GAAP, and should not be considered as an alternative to those measurements as an indicator of our performance.

(c) Station operating income margin:  Station operating income margin represents station operating income as a percentage of net revenue. Station operating income margin is not a measure of financial performance under GAAP. Nevertheless, we believe that station operating income margin is a useful measure of our performance because it provides helpful information about our profitability as a percentage of our net revenue. Station operating margin include results from all four segments (Radio Broadcasting, Reach Media, Internet and Cable Television).

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

Summary of Performance

The tables below provide a summary of our performance based on the metrics described above:

	Three Months Ended March 31,
	2012	2011
	(In thousands, except margin data)

Net revenue	$103,042	$65,009
Station operating income	33,068	17,847
Station operating income margin	32.1%	27.5%
Consolidated net loss attributable to common stockholders	$(79,242)	$(64,245)

The reconciliation of net loss to station operating income is as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)

Consolidated net loss attributable to common stockholders	$(79,242)	$(64,245)
Add back non-station operating income items included in consolidated net loss:
Interest income	(22)	(8)
Interest expense	23,747	19,333
Provision for income taxes	65,254	45,619
Corporate selling, general and administrative, excluding stock-based compensation	9,566	7,249
Stock-based compensation	44	937
Loss on retirement of debt	—	7,743
Equity in income of affiliated company	—	(3,079)
Other income, net	(7)	(25)
Depreciation and amortization	9,685	4,084
Noncontrolling interests in income of subsidiaries	4,057	203
(Income) loss from discontinued operations, net of tax	(14)	36
Station operating income	$33,068	$17,847

The reconciliation of net loss to adjusted EBITDA is as follows:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Adjusted EBITDA reconciliation:
Consolidated net loss attributable to common stockholders, as reported	$(79,242)	$(64,245)
Add back non-station operating income items included in consolidated net loss:
Interest income	(22)	(8)
Interest expense	23,747	19,333
Provision for income taxes	65,254	45,619
Depreciation and amortization	9,685	4,084
EBITDA	$19,422	$4,783
Stock-based compensation	44	937
Loss on retirement of debt	—	7,743
Equity in income of affiliated company	—	(3,079)
Other income, net	(7)	(25)
Noncontrolling interests in income of subsidiaries	4,057	203
(Income) loss from discontinued operations, net of tax	(14)	36
Adjusted EBITDA	$23,502	$10,598

RADIO ONE, INC. AND SUBSIDIARIES

RESULTS OF OPERATIONS

The following table summarizes our historical consolidated results of operations:

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011 (In thousands)

	Three Months Ended March 31,
	2012	2011	Increase/(Decrease)
	(Unaudited)

Statements of Operations:
Net revenue	$103,042	$65,009	$38,033	58.5%
Operating expenses:
Programming and technical, excluding stock-based compensation	31,165	18,831	12,334	65.5
Selling, general and administrative, excluding stock-based compensation	38,809	28,331	10,478	37.0
Corporate selling, general and administrative, excluding stock-based compensation	9,566	7,249	2,317	32.0
Stock-based compensation	44	937	(893)	(95.3)
Depreciation and amortization	9,685	4,084	5,601	137.1
Total operating expenses	89,269	59,432	29,837	50.2
Operating income	13,773	5,577	8,196	147.0
Interest income	22	8	14	175.0
Interest expense	23,747	19,333	4,414	22.8
Loss on retirement of debt	—	7,743	(7,743)	(100.0)
Equity in income of affiliated company	—	3,079	(3,079)	(100.0)
Other income, net	(7)	(25)	18	72.0
Loss before provision for income taxes, noncontrolling interests in income of subsidiaries and discontinued operations	(9,945)	(18,387)	8,442	45.9
Provision for income taxes	65,254	45,619	19,635	43.0
Net loss from continuing operations	(75,199)	(64,006)	11,193	17.5
Income (loss) from discontinued operations, net of tax	14	(36)	50	138.9
Consolidated net loss	(75,185)	(64,042)	11,143	17.4
Net income attributable to noncontrolling interests	4,057	203	3,854	1,898.5
Net loss attributable to common stockholders	$(79,242)	$(64,245)	$14,997	23.3%

Net revenue

Three Months Ended March 31,		Increase/(Decrease)
2012	2011
$103,042	$65,009	$38,033	58.5%

During the three months ended March 31, 2012, we recognized approximately $103.0 million in net revenue compared to approximately $65.0 million during the same period in 2011. These amounts are net of agency and outside sales representative commissions, which were approximately $7.2 million during the three months ended March 31, 2012, compared to approximately $6.8 million during the same period in 2011. We began to consolidate the results of TV One during the second quarter of 2011 and recognized approximately $32.2 million of incremental revenue from our cable television segment during the three months ended March 31, 2012. Net revenue for our radio broadcasting segment increased 9.3% and excluding the timing difference for the Company’s annual Gospel Cruise held in March 2012 versus April 2011, our core radio revenue, including syndicated programming, increased 6.4% for the quarter ended March 31, 2012 compared to the same period in 2011. Based on reports prepared by the independent accounting firm Miller, Kaplan, Arase & Co., LLP, the markets we operate in decreased 1.1% in total revenues. We experienced net revenue growth most significantly in our Atlanta, Cincinnati, Cleveland, Detroit and Raleigh markets, with our Dallas and Houston markets experiencing declines. In addition, the radio segment revenue increased due to the timing of the Company’s annual Gospel Cruise held in March 2012 versus April 2011. Reach Media’s net revenues decreased 8.0% in the first quarter of 2012 compared to the same period in 2011 primarily due to changes to certain of Reach Media’s affiliate agreements that became effective January 1, 2012. The “Tom Joyner Fantastic Voyage” took place during March 2012 and March 2011 and generated revenue of approximately $5.9 million and $6.6 million, respectively, for Reach Media. Net revenues for our internet business increased 64.6% for the three months ended March 31, 2012 compared to the same period in 2011. Our internet business recognized strong revenue growth due to an improved sales effort and strong traffic growth, as well as successful Black History Month campaigns.

Operating Expenses

Programming and technical, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2012	2011
$31,165	$18,831	$12,334	65.5%

Programming and technical expenses include expenses associated with on-air talent and the management and maintenance of the systems, tower facilities, and studios used in the creation, distribution and broadcast of programming content on our radio stations. Programming and technical expenses for radio also include expenses associated with our programming research activities and music royalties. For our internet business, programming and technical expenses include software product design, post-application software development and maintenance, database and server support costs, the help desk function, data center expenses connected with ISP hosting services and other internet content delivery expenses. For our cable television segment, programming and technical expenses include expenses associated with the technical, programming, production, and content management. The increase for the three months ended March 31, 2012 compared to the same period in 2011 is primarily related to consolidating the results of TV One, as approximately $11.2 million of our consolidated programming and technical operating expenses were incurred by TV One. Approximately $8.3 million of this amount relates to content amortization. Excluding the impact of consolidating TV One’s operating results, our programming and technical expenses increased by 5.9% for the three months ended March 31, 2012 compared to the same period in 2011, primarily due to increased talent costs.

Selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2012	2011
$38,809	$28,331	$10,478	37.0%

Selling, general and administrative expenses include expenses associated with our sales departments, offices and facilities and personnel (outside of our corporate headquarters), marketing and promotional expenses, special events and sponsorships and back office expenses. Expenses to secure ratings data for our radio stations and visitors’ data for our websites are also included in selling, general and administrative expenses. In addition, selling, general and administrative expenses for the Radio segment and Internet segment include expenses related to the advertising traffic (scheduling and insertion) functions. Selling, general and administrative expenses also include membership traffic acquisition costs for our online business. Our cable television segment accounted for approximately $7.0 million of the increase due to the impact of consolidating the results of TV One. Excluding the impact of consolidating the results of TV One, our selling, general and administrative expenses increased by 12.6%. The increased expense for the three months ended March 31, 2012 compared to the same period in 2011 is primarily due to timing of the Company’s annual Gospel Cruise held in March 2012 versus April 2011 as well as increased payroll costs. In addition, Reach Media incurred approximately $4.9 million and $5.0 million of selling, general and administrative expenses associated with the “Tom Joyner Fantastic Voyage,” held during March 2012 and March 2011, respectively.

Corporate selling, general and administrative, excluding stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2012	2011
$9,566	$7,249	$2,317	32.0%

Corporate expenses consist of expenses associated with our corporate headquarters and facilities, including personnel as well as other corporate overhead functions. Our cable television segment accounted for approximately $2.1 million of the increase due to the impact of consolidating TV One results.

Stock-based compensation

Three Months Ended March 31,		Increase/(Decrease)
2012	2011
$44	$937	$(893)	(95.3)%

Vesting associated with the long-term incentive plan, whereby officers and certain key employees were granted a total of 3,250,000 shares of restricted stock in January of 2010, was fully completed as of December 31, 2011. Stock-based compensation requires measurement of compensation costs for all stock-based awards at fair value on date of grant and recognition of compensation expense over the service period for awards expected to vest.

Depreciation and amortization

Three Months Ended March 31,		Increase/(Decrease)
2012	2011
$9,685	$4,084	$5,601	137.1%

The increase in depreciation and amortization expense for the three months ended March 31, 2012 was due primarily to additional depreciation and amortization expense of approximately $6.7 million resulting from the increase in fixed and intangible assets recorded as part of the consolidation of TV One. This increased expense was offset by the completion of amortization for certain intangible assets and the completion of depreciation and amortization for certain assets across our other segments.

Interest expense

Three Months Ended March 31,		Increase/(Decrease)
2012	2011
$23,747	$19,333	$4,414	22.8%

The increase in interest expense for the three months ended March 31, 2012 was due to our entry into the March 31, 2011 senior secured credit facility (the “2011 Credit Agreement”) as well as the consolidation of TV One, including the TV One Notes.  Higher interest rates associated with the 2011 Credit Agreement were in effect for the three months ended March 31, 2012 compared to the same period in 2011.  Approximately $3.0 million of the increased interest expense relates to the TV One Notes.

Loss on retirement of debt

Three Months Ended March 31,		Increase/(Decrease)
2012	2011
$—	$7,743	$(7,743)	(100.0)%

The loss on retirement of debt for the three months ended March 31, 2011 was due to a non-recurring charge related to the retirement of the Amended and Restated Credit Facility on March 31, 2011. This amount includes a write-off of approximately $6.5 million of capitalized debt financing costs associated with the Amended and Restated Credit Facility and a write-off of approximately $1.2 million associated with the termination of the Company’s interest rate swap agreement.

Equity in income of affiliated company

Three Months Ended March 31,		Increase/(Decrease)
2012	2011
$—	$3,079	$(3,079)	(100.0)%

Equity in income of affiliated company primarily reflects our estimated equity in the net income of TV One. The decrease to equity in income of affiliated company for the three months ended March 31, 2012 was due to the consolidation of TV One during the second quarter of 2011. Previously, the Company’s share of the net income was driven by TV One’s capital structure and the Company’s percentage ownership of the equity securities of TV One. Beginning on April 14, 2011, the Company began to account for TV One on a consolidated basis.

Provision for income taxes

Three Months Ended March 31,		Increase/(Decrease)
2012	2011
$65,254	$45,619	$19,635	43.0%

For the three months ended March 31, 2012, the provision for income taxes was approximately $65.3 million compared to a provision for income taxes of approximately $45.6 million for the same period in 2011. Approximately $18.9 million of the increase is attributable to the increase in the deferred tax liability (“DTL”) for indefinite-lived intangibles and approximately $1.0 million is due to indefinite lived assets of TV One.

The Company is estimating an annual effective tax rate of approximately (654.6)% for 2012. The Company continues to maintain a full valuation allowance for entities other than Reach Media for its deferred tax assets (“DTAs”), including the DTA associated with its net operating loss carryforward. As a result, pre-tax book income for the entities other than Reach Media does not generate any tax expense. Instead, the tax expense for these entities is based on the change in the DTL associated with certain indefinite-lived intangibles, which increases as tax amortization on these intangibles is recognized. In addition to the DTL on these intangibles, a portion of the Company’s DTAs from net operating loss carryforwards cannot be offset by the DTL for the partnership interest in TV One and therefore results in a current period expense.

Income (loss) from discontinued operations, net of tax

Three Months Ended March 31,		Increase/(Decrease)
2012	2011
$14	$(36)	$50	138.9%

Included in the income (loss) from discontinued operations, net of tax, are the results of operations for radio stations sold or stations that we do not operate that are the subject of an LMA. The activity for the three months ended March 31, 2012 resulted primarily from our remaining station in our Boston market entering into an LMA. The loss from discontinued operations, net of tax, for the three months ended March 31, 2011 resulted from the disposition of an asset. The income (loss) from discontinued operations, net of tax, includes no tax provision for the three months ended March 31, 2012 and 2011.

Noncontrolling interests in income of subsidiaries

Three Months Ended March 31,		Increase/(Decrease)
2012	2011
$4,057	$203	$3,854	1,898.5%

The increase in noncontrolling interests in income of subsidiaries is due primarily to the impact of consolidating TV One’s operating results during the three months ended March 31, 2012. This amount is partially offset by a net loss generated by Reach Media for the three months ended March 31, 2012 compared to net income for the same period in 2011.

Other Data

Station operating income

Station operating income increased to approximately $33.1 million for the three months ended March 31, 2012 compared to approximately $17.8 million for the comparable period in 2011, an increase of $15.3 million or 86.0%. This increase was primarily due to the impact of consolidating TV One results, as TV One generated approximately $14.0 million of station operating income during the quarter ended March 31, 2012.

Station operating income margin

Station operating income margin increased to 32.1% for the three months ended March 31, 2012 from 27.5% for the comparable period in 2011. The margin increase was primarily attributable to the impact of consolidating TV One results given TV One’s greater station operating margin of 43.6% for the three months ended March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

Our primary source of liquidity is cash provided by operations and, to the extent necessary, borrowings available under our senior credit facility and other debt or equity financing.

For the purposes of the below discussion, the term “November 2010 Refinancing Transactions” refers to (i) our November 24, 2010, exchange and cancellation of approximately $97.0 million of our 8⅞% senior subordinated notes due 2011 (the “2011 Notes”) and approximately $199.3 million of our 6⅜% senior subordinated notes due 2013 (the “2013 Notes” and together with the 2011 Notes, the “Prior Notes”) for approximately $287.0 million of our 2016 Notes; (ii) our entrance into supplemental indentures in respect of each of the Prior Notes which waived any and all existing defaults and events of default that had arisen or may have arisen that may be waived and eliminated substantially all of the covenants in each indenture governing the Prior Notes, other than the covenants to pay principal of and interest on the Prior Notes when due, and eliminated the related events of default; and (iii) our entrance into an amendment to our senior credit facility as described below.

Credit Facilities

March 2011 Refinancing Transaction

On March 31, 2011, the Company entered into the 2011 Credit Agreement with a syndicate of banks, and simultaneously borrowed $386.0 million to retire all outstanding obligations under the Company’s previous amended and restated credit agreement and to fund our obligation with respect to a capital call initiated by TV One.  The total amount available under the 2011 Credit Agreement is $411.0 million, consisting of a $386.0 million term loan facility that matures on March 31, 2016 and a $25.0 million revolving loan facility that matures on March 31, 2015. Borrowings under the credit facilities are subject to compliance with certain covenants including, but not limited to, certain financial covenants. Proceeds from the credit facilities can be used for working capital, capital expenditures made in the ordinary course of business, our common stock repurchase program, permitted direct and indirect investments and other lawful corporate purposes.

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

(d) limitations on:

▪ liens;

▪ sale of assets;

▪ payment of dividends; and

▪ mergers.

As of March 31, 2012, ratios calculated in accordance with the 2011 Credit Agreement, are as follows:

	As of March 31, 2012		Covenant Limit		Excess Coverage

Pro Forma Last Twelve Months Covenant EBITDA (In millions)	$85.7

Pro Forma Last Twelve Months Interest Expense (In millions)	$48.7

Senior Debt (In millions)	$359.5
Total Debt (In millions)	$680.0

Senior Secured Leverage
Senior Secured Debt / Covenant EBITDA	4.19	x	4.75	x	0.56	x

Total Leverage
Total Debt / Covenant EBITDA	7.93	x	9.00	x	1.07	x

Interest Coverage
Covenant EBITDA / Interest Expense	1.76	x	1.25	x	0.51	x

EBITDA - Earnings before interest, taxes, depreciation and amortization

In accordance with the 2011 Credit Agreement, the calculations for the ratios above do not include the operating results and related debt of Reach Media and TV One.

As of March 31, 2012, the Company was in compliance with all of its financial covenants under the 2011 Credit Agreement.

Under the terms of the 2011 Credit Agreement, interest on base rate loans is payable quarterly and interest on LIBOR loans is payable monthly or quarterly. The base rate is equal to the greater of (i) the prime rate, (ii) the Federal Funds Effective Rate plus 0.50% or (iii) the LIBOR Rate for a one-month period plus 1.00%.  The applicable margin on the 2011 Credit Agreement is between (i) 4.50% and 5.50% on the revolving portion of the facility and (ii) 5.00% (with a base rate floor of 2.5% per annum) and 6.00% (with a LIBOR floor of 1.5% per annum) on the term portion of the facility. Commencing on June 30, 2011, quarterly installments of 0.25%, or $960,000, of the principal balance on the $386.0 million term loan are payable on the last day of each March, June, September and December.

As of March 31, 2012, the Company had approximately $23.8 million of borrowing capacity under its revolving credit facility. After taking into consideration the financial covenants under the 2011 Credit Agreement, the full amount was available to be borrowed.

As of March 31, 2012, the Company had outstanding approximately $382.1 million on its term credit facility. During the quarter ended March 31, 2012, the Company repaid approximately $1.0 million under the 2011 Credit Agreement. Proceeds from the 2011 Credit Agreement of approximately $378.3 million, net of original issue discount, were used to repay the Amended and Restated Credit Agreement (as defined below) and pay other fees and expenses, with the balance of the proceeds used to fund the TV One capital call. The original issue discount is being reflected as an adjustment to the carrying amount of the debt obligation and amortized to interest expense over the term of the credit facility.

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

During the period between and including November 24, 2010, and March 31, 2011, the Company was in compliance with all of its financial covenants under the Amended and Restated Credit Agreement.

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

Under the terms of the Previous Credit Agreement, upon any breach or default under either the 8⅞% Senior Subordinated Notes due July 2011 or the 6⅜% Senior Subordinated Notes due February 2013, the lenders could among other actions immediately terminate the Previous Credit Agreement and declare the loans then outstanding under the Previous Credit Agreement to be due and payable in whole immediately.  Similarly, under the 8⅞% Senior Subordinated Notes and the 6⅜% Senior Subordinated Notes, a default under the terms of the Previous Credit Agreement would constitute an event of default, and the trustees or the holders of at least 25% in principal amount of the then outstanding notes (under either class) could have declared the principal of such class of note and interest to be due and payable immediately.

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

Senior Subordinated Notes

Period after the November 2010 Refinancing Transactions and after the March 2011 Refinancing Transaction

On November 24, 2010, we issued $286.8 million of our 12½%/15% Senior Subordinated Notes due May 2016 in a private placement and exchanged and then cancelled approximately $97.0 million of $101.5 million in aggregate principal amount outstanding of our 2011 Notes and approximately $199.3 million of $200.0 million in aggregate principal amount outstanding of our 2013 Notes (the 2013 Notes together with the 2011 Notes, the “Prior Notes”).  We entered into supplemental indentures in respect of each of the Prior Notes which waived any and all existing defaults and events of default that had arisen or may have arisen that may be waived and eliminated substantially all of the covenants in each indenture governing the Prior Notes, other than the covenants to pay principal and interest on the Prior Notes when due, and eliminated the related events of default. Subsequently, all remaining outstanding 2011 Notes were repurchased pursuant to the indenture governing the 2011 Notes, effective as of December 24, 2010.

As of March 31, 2012, the Company had outstanding $747,000 of its 6⅜% Senior Subordinated Notes due February 2013 and $319.8 million of its 12½%/15% Senior Subordinated Notes due May 2016. The 12½%/15% Senior Subordinated Notes due May 2016 had a carrying value of $319.8 million and a fair value of approximately $225.5 million as of March 31, 2012, and the 6⅜% Senior Subordinated Notes due February 2013 had a carrying value of $747,000 and a fair value of approximately $702,000 as of March 31, 2012. The fair values were determined based on the trading value of the instruments as of the reporting date.

Interest payments under the terms of the 6⅜% Senior Subordinated Notes are due in February and August.  Based on the $747,000 principal balance of the 6⅜% Senior Subordinated Notes outstanding on March 31, 2012, interest payments of $24,000 are payable each February and August through February 2013.

Interest on the 12½%/15% Senior Subordinated Notes is payable in cash, or at our election, partially in cash and partially through the issuance of additional 12½%/15% Senior Subordinated Notes (a “PIK Election”) on a quarterly basis in arrears on February 15, May 15, August 15 and November 15, commencing on February 15, 2011.  We may make a PIK Election only with respect to interest accruing up to but not including May 15, 2012, and with respect to interest accruing from and after May 15, 2012 such interest shall accrue at a rate of 12.5% per annum and shall be payable in cash.

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

In the absence of an election for any interest period, interest on the Exchange Notes shall be payable according to the election for the previous interest period, provided that interest accruing from and after May 15, 2012 shall accrue at a rate of 12.5% per annum and shall be payable in cash. A PIK Election is currently in effect and will remain in effect through May 15, 2012. After May 15, 2012, interest shall accrue at a rate of 12.5% per annum and shall be payable wholly in cash and the Company will no longer have an option to pay any portion of its interest through the issuance of PIK Notes.

During the quarter ended March 31, 2012, the Company paid cash interest in the amount of approximately $15.5 million and issued approximately $7.0 million of additional 12½%/15% Senior Subordinated Notes in accordance with the PIK Election that is currently in effect.

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

The following table summarizes the interest rates in effect with respect to our debt as of March 31, 2012:

Type of Debt	Amount Outstanding	Applicable Interest Rate
	(In millions)

Senior bank term debt, net of original issue discount (at variable rates)(1)	$375.7	7.52%
12½ %/15% Senior Subordinated Notes (fixed rate)	$319.8	15.00%
10% Senior Secured TV One Notes due March 2016 (fixed rate)	$119.0	10.00%
6⅜% Senior Subordinated Notes (fixed rate)	$0.7	6.38%

(1)	Subject to variable Libor and Base Rates plus a spread currently at 6.00% and 5.00%, respectively, and incorporated into the applicable interest rate set forth above.

The indentures governing our Prior Notes and our 2016 Notes require that we comply with certain financial covenants limiting our ability to incur additional debt. Such terms also place restrictions on us with respect to the sale of assets, liens, investments, dividends, debt repayments, capital expenditures, transactions with affiliates, consolidation and mergers, and the issuance of equity interests, among other things. As of November 24, 2010 and in connection with the November 2010 Refinancing Transactions, we and the trustee under the indentures governing our Prior Notes entered into supplemental indentures which waived any and all existing defaults and events of default that had arisen or may have arisen that may be waived and eliminated substantially all of the covenants in each indenture other than the covenants to pay principal of and interest on the Prior Notes when due, and eliminated the related events of default.  Our 2011 Credit Agreement also requires compliance with financial tests based on financial position and results of operations, including an interest coverage, senior secured leverage, and total leverage ratios, all of which could effectively limit our ability to borrow under the 2011 Credit Agreement.

TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

In November 2009, Reach Media issued a $1.0 million, 7% promissory note in connection with the repurchase of certain of its common stock held by a minority shareholder, a subsidiary of Cumulus (formerly Citadel). The note was due and paid on December 30, 2011.

The following table provides a comparison of our statements of cash flows for the three months ended March 31, 2012 and 2011:

	2012	2011
	(In thousands)

Net cash flows provided by operating activities	$23,199	$7,711
Net cash flows used in investing activities	$(10,163)	$(1,812)
Net cash flows (used in) provided by financing activities	$(5,091)	$18,726

Net cash flows provided by operating activities were approximately $23.2 million for the three months ended March 31, 2012 compared to net cash flows provided by operating activities of approximately $7.7 million for the three months ended March 31, 2011. Cash flows from operating activities for the three months ended March 31, 2012 increased from the prior year primarily due to changes in operating activities resulting from the consolidation of TV One.

Net cash flows used in investing activities were approximately $10.2 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively. Capital expenditures, including digital tower and transmitter upgrades, content assets and deposits for station equipment and purchases were approximately $13.7 million and $1.8 million for the three months ended March 31, 2012 and 2011, respectively. Proceeds from sales of investment securities were approximately $3.9 million for the three months ended March 31, 2012.

Net cash flows used in financing activities were approximately $5.1 million for the three months ended March 31, 2012 compared to net cash flows provided by financing activities of $18.7 million for the three months ended March 31, 2011. During the three months ended March 31, 2012, the Company had no borrowings from its credit facility, while during the three months ended March 31, 2011, the Company borrowed approximately $378.3 million from its credit facility. During the three months ended March 31, 2012 and 2011, we repaid $965,000 and approximately $353.7 million, respectively, in outstanding debt. During the three months ended March 31, 2012 and 2011, respectively, we capitalized $13,000 and approximately $5.9 million of costs associated with our evaluation of various alternatives associated with our indebtedness and its upcoming maturities. TV One paid approximately $4.1 million in dividends to noncontrolling interest shareholders for the quarter ended March 31, 2012.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our significant accounting policies are described in Note 1 - Organization and Summary of Significant Accounting Policies of the consolidated financial statements in our Annual Report on Form 10-K. We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. Actual results could differ from those estimates. In Management’s Discussion and Analysis contained in our Annual Report on Form 10-K for the year ended December 31, 2011, we summarized the policies and estimates that we believe to be most critical in understanding the judgments involved in preparing our financial statements and the uncertainties that could affect our results of operations, financial condition and cash flows. There have been no material changes to our existing accounting policies or estimates since we filed our Annual Report on Form 10-K for the year ended December 31, 2011.

Goodwill and Radio Broadcasting Licenses

Impairment Testing

We have made several radio station acquisitions in the past for which a significant portion of the purchase price was allocated to goodwill and radio broadcasting licenses. Goodwill exists whenever the purchase price exceeds the fair value of tangible and identifiable intangible net assets acquired in business combinations. As of March 31, 2012, we had approximately $677.4 million in broadcast licenses and $272.0 million in goodwill, which totaled $949.4 million, and represented approximately 64.1% of our total assets. Therefore, we believe estimating the fair value of goodwill and radio broadcasting licenses is a critical accounting estimate because of the significance of their carrying values in relation to our total assets. We did not record any impairment charges for the three months ended March 31, 2012 and 2011.

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

Valuation of Broadcasting Licenses

We utilize the services of a third-party valuation firm to provide independent analysis when evaluating the fair value of our radio broadcasting licenses and reporting units. The testing for radio broadcasting licenses is performed at the unit of accounting level as determined by ASC 350, “Intangibles - Goodwill and Other.” In our case, each unit of accounting is a clustering of radio stations into one geographical market. We use the income approach to value broadcasting licenses, which involves a 10-year model that incorporates several variables, including, but not limited to: (i) estimated discounted cash flows of a hypothetical market participant; (ii) estimated radio market revenue and growth projections; (iii) estimated market share and revenue for the hypothetical participant; (iv) likely media competition within the market; (v) estimated start-up costs and losses incurred in the early years; (vi) estimated profit margins and cash flows based on market size and station type; (vii) anticipated capital expenditures; (viii) probable future terminal values; (ix) an effective tax rate assumption; and (x) a discount rate based on the weighted-average cost of capital for the radio broadcast industry. In calculating the discount rate, we considered: (i) the cost of equity, which includes estimates of the risk-free return, the long-term market return, small stock risk premiums and industry beta; (ii) the cost of debt, which includes estimates for corporate borrowing rates and tax rates; and (iii) estimated average percentages of equity and debt in capital structures. Since our October 2011 annual assessment, we have not made any changes to the methodology for valuing broadcasting licenses.

During the second quarter of 2011, the total market revenue growth for certain markets was below that used in our 2010 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of certain of our radio broadcasting licenses, which we performed as of May 31, 2011. During the third quarter of 2011, there was further deterioration of revenue growth in certain markets, and as such, we deemed that to be an impairment indicator that warranted interim testing of certain radio broadcasting licenses as of September 30, 2011. The Company concluded that our radio broadcasting licenses were not impaired during the second or third quarters of 2011. The Company completed its annual impairment testing as of October 1, 2011 and concluded that our radio broadcasting licenses were not impaired. Below are some of the key assumptions used in the income approach model for estimating broadcasting licenses fair values for all annual and interim impairment assessments performed since January 2011.

Radio Broadcasting	May 31,	September 30,	October 1,
Licenses	2011 (a)	2011 (a)	2011

Pre-tax impairment charge (in millions)	$—	$—	$—

Discount Rate	10.0%	9.5%	10.0%
Year 1 Market Revenue Growth Rate or Range	1.3% -2.8%	1.5% -2.0%	1.5% -2.5%
Long-term Market Revenue Growth Rate Range (Years 6 – 10)	1.5% - 2.0%	1.5% - 2.0%	1.0% - 2.0%
Mature Market Share Range	9.0% - 22.5%	9.3% - 22.4%	0.7% - 28.9%
Operating Profit Margin Range	32.7% - 40.8%	32.7% - 33.0%	19.1% - 47.4%

(a)	Reflects changes only to the key assumptions used in the interim testing for certain units of accounting.

Valuation of Goodwill

The impairment testing of goodwill is performed at the reporting unit level. As of December 31, 2011, we had 19 reporting units, which were comprised of the 15 radio markets that we own and/or operate and four other business divisions. In testing for the impairment of goodwill, with the assistance of a third-party valuation firm, we primarily rely on the income approach. The approach involves a 10-year model with similar variables as described above for broadcasting licenses, except that the discounted cash flows are generally based on the Company’s estimated and projected market revenue, market share and operating performance for its reporting units, instead of those for a hypothetical participant. We follow a two-step process to evaluate if a potential impairment exists for goodwill. The first step of the process involves estimating the fair value of each reporting unit. If the reporting unit’s fair value is less than its carrying value, a second step is performed to allocate the fair value of the reporting unit to the individual assets and liabilities of the reporting unit in order to determine the implied fair value of the reporting unit’s goodwill as of the impairment assessment date. Any excess of the carrying value of the goodwill over the implied fair value of the goodwill is written off as a charge to operations. Since our annual assessment, we have not made any changes to the methodology of valuing or allocating goodwill when determining the carrying values of the radio markets, Reach Media, Interactive One or TV One.

In March, June and September of 2011, the Company performed interim impairment testing on the valuation of goodwill associated with Reach Media. Reach Media’s actual operating results did not meet budgeted results during 2011 and as such, interim impairment testing for goodwill attributable to Reach Media was performed. As a result of the interim impairment tests, the Company concluded that the carrying value of goodwill attributable to Reach Media had not been impaired. We also completed an impairment assessment as of December 31, 2011 for Reach Media. Due to amendments of existing Reach Media affiliate agreements with Radio One, Reach Media’s expected future cash flows will be reduced. There were no goodwill impairment charges recorded as part of our year end impairment testing. However, the Company recognized a non-cash impairment charge of approximately $7.8 million related to the long-lived assets of Reach Media.

Below are some of the key assumptions used in the income approach model for estimating the fair value for Reach Media for all interim, annual and year end assessments since January 2011. When compared to the discount rates used for assessing radio market reporting units, the higher discount rates used in these assessments reflect a premium for a riskier and broader media business, with a heavier concentration and significantly higher amount of programming content related intangible assets that are highly dependent on the on-air personality Tom Joyner. With the assistance of a third-party valuation firm, the Company assessed the fair value of the redeemable noncontrolling interest in Reach Media at March 31, 2012. Upon review of the results of the interim and year-end impairment tests, and quarter-end assessment, the Company concluded that the carrying value of goodwill attributable to Reach Media had not been impaired.

	March 31,	June 30,	September 30,	December 31,	March 31,
Reach Media Goodwill	2011	2011	2011	2011	2012

Pre-tax impairment charge (in millions)	$–	$–	$–	$–	$–

Discount Rate	13.5%	13.0%	12.0%	12.5%	12.5%
Year 1 Revenue Growth Rate	2.5%	2.5%	2.5%	2.5%	2.5%

Long-term Revenue Growth Rate Range	(1.3)% - 4.9%	(0.2)% - 3.9%	(2.0)% - 3.5%	3.0% - 12.7%	2.2% - 9.7%

Operating Profit Margin Range	16.2% - 27.4%	17.6% - 22.6%	18.8% - 21.7%	(2.0)% - 16.8%	3.7% - 18.1%

During the second and third quarters of 2011, the operating performance and current projections for the remainder of the year for specific radio markets were below that used in our 2010 annual impairment testing. We deemed that to be an impairment indicator that warranted interim impairment testing of goodwill associated with specific radio markets, which we performed as of May 31, 2011 and as of September 30, 2011. The Company concluded that goodwill had not been impaired during the second and third quarters of 2011. We completed our annual impairment assessment as of October 1, 2011. As a result of our testing, we recorded an impairment charge of approximately $14.5 million against goodwill in our Columbus market during the fourth quarter of 2011.

Below are some of the key assumptions used in the income approach model for estimating goodwill fair values for the annual and interim impairments assessments performed since January 2011.

Goodwill (Radio Market	May 31,	September 30,	October 1,
Reporting Units)	2011 (a)	2011 (a)	2011

Pre-tax impairment charge (in millions)	$–	$–	$14.5

Discount Rate	10.0%	9.5%	10.0%
Year 1 Market Revenue Growth Rate or Range	1.5% -3.0%	1.5%	2.0% -2.5%
Long-term Market Revenue Growth Rate or Range (Years 6 – 10)	1.5% - 2.0%	1.5%	1.5% - 2.0%
Mature Market Share or Share Range	7.0% - 23.0%	13.8%	7.4% - 20.8%
Operating Profit Margin or Margin Range	30.0% - 56.0%	36.0%	29.5% - 54.0%

(a)	Reflects changes only to the key assumptions used in the second and third quarter interim testing for certain reporting units.

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

As of March 31, 2012, we had a total goodwill carrying value of approximately $272.0 million across 12 of our 19 reporting units. The below table indicates the long-term cash flow growth rates assumed in our impairment testing and the long-term cash flow growth/decline rates that would result in additional goodwill impairment. For two of the reporting units, given each of their significant fair value over carrying value excess, any future goodwill impairment is not likely. However, should our estimates and assumptions for assessing the fair values of the remaining reporting units with goodwill worsen to reflect the below or lower cash flow growth/decline rates, additional goodwill impairments may be warranted in the future.

Reporting Unit	Long-Term Cash Flow Growth Rate Used	Long-Term Cash Flow Growth/Decline Rate That Would Result in Impairment (a)
2	2.0%	Impairment not likely
16	2.0%	Impairment not likely
12	2.0%	0.9%
21	3.0%	2.4%
1	2.0%	(0.2)%
19	2.5%	(0.3)%
5	1.5%	(1.0)%
6	1.5%	(1.8)%
10	2.0%	(2.1)%
13	2.0%	(4.1)%
11	1.5%	(11.0)%
18	2.5%	(14.0)%

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

Impairment of Intangible Assets Excluding Goodwill and Radio Broadcasting Licenses

Intangible assets, excluding goodwill and radio broadcasting licenses, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, we will evaluate recoverability by a comparison of the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. Assets are grouped at the lowest level for which there is identifiable cash flows that are largely independent of the cash flows generated by other asset groups. If the assets are impaired, the impairment is measured by the amount by which the carrying amount exceeds the fair value of the assets determined by estimates of discounted cash flows. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk. There were no impairment triggering events for these assets for the three months ended March 31, 2012 and 2011.

Allowance for Doubtful Accounts

We must make estimates of the uncollectability of our accounts receivable. We specifically review historical write-off activity by market, large customer concentrations, customer credit worthiness and changes in our customer payment terms when evaluating the adequacy of the allowance for doubtful accounts. In the past four years, including the quarter ended March 31, 2012, our historical bad debt results have averaged approximately 5.1% of our outstanding trade receivables and have been a reliable method to estimate future allowances. If the financial condition of our customers or markets were to deteriorate, adversely affecting their ability to make payments, additional allowances could be required.

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

To address the exposures of unrecognized tax positions, in January 2007, we adopted ASC 740 pertaining to the accounting for uncertainty in income taxes, which recognizes the impact of a tax position in the financial statements if it is more likely than not that the position would be sustained on audit based on the technical merits of the position. As of March 31, 2012, we had approximately $5.8 million in unrecognized tax benefits. Future outcomes of our tax positions may be more or less than the currently recorded liability, which could result in recording additional taxes, or reversing some portion of the liability, and recognizing a tax benefit once it is determined the liability is either inadequate or no longer necessary as potential issues get resolved, or as statutes of limitations in various tax jurisdictions close.

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

Redeemable noncontrolling interest

Redeemable noncontrolling interest is an interest in a subsidiary that is redeemable outside of the Company’s control either for cash or other assets. This interest is classified as mezzanine equity and measured at the greater of estimated redemption value at the end of each reporting period or the historical cost basis of the noncontrolling interests adjusted for cumulative earnings allocations. The resulting increases or decreases in the estimated redemption amount are affected by corresponding charges against retained earnings, or in the absence of retained earnings, additional paid-in-capital.

Fair Value Measurements

The Company has accounted for an award called for in the CEO’s employment agreement (the “Employment Agreement”) as a derivative instrument in accordance with ASC 815, “Derivatives and Hedging.” According to the Employment Agreement, which was executed in April 2008, the CEO is eligible to receive an award amount equal to 8% of any proceeds from distributions or other liquidity events in excess of the return of the Company’s aggregate investment in TV One. The Company’s obligation to pay the award will be triggered only after the Company’s recovery of the aggregate amount of its capital contribution in TV One and only upon actual receipt of distributions of cash or marketable securities or proceeds from a liquidity event with respect to the Company’s membership interest in TV One. The CEO was fully vested in the award upon execution of the agreement, and the award lapses if the CEO voluntarily leaves the Company or is terminated for cause.  The Company is currently in negotiations with the Company’s CEO for a new employment agreement. Until such time as his new employment agreement is executed, the terms of the Employment Agreement remain in effect including eligibility for the TV One award.

The Company reassessed the estimated fair value of the award as of March 31, 2012 at approximately $10.7 million and, accordingly, recorded compensation expense and a liability for that amount. The fair value of the award as of December 31, 2011 was approximately $10.3 million. The fair valuation incorporated a number of assumptions and estimates, including but not limited to TV One’s future financial projections, probability factors and the likelihood of various scenarios that would trigger payment of the award. As the Company will measure changes in the fair value of this award at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the award amount previously recorded.

With the assistance of a third-party valuation firm, the Company assesses the fair value of the redeemable noncontrolling interest in Reach Media as of the end of each reporting period.  The fair value of the redeemable noncontrolling interests as of March 31, 2012 was approximately $23.5 million.  The determination of fair value incorporated a number of assumptions and estimates including, but not limited to, forecasted operating results, discount rates and a terminal value.  Different estimates and assumptions may result in a change to the fair value of the redeemable noncontrolling interests amount previously recorded.

The TV One incentive award plan balance is measured based on the estimated enterprise fair value of TV One. For the period ended March 31, 2012, the Company determined that there was no change in TV One’s fair market value since the December 31, 2011 valuation. As the Company will measure changes in the fair value of these balances at each reporting period as warranted by certain circumstances, different estimates or assumptions may result in a change to the fair value of the amounts previously recorded.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU 2011-04, which provides a consistent definition of fair value and ensures that the fair value measurement and disclosure requirements are similar between US GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for level 3 fair value measurements. The Company adopted this guidance on January 1, 2012 and it did not have a significant impact on the Company’s financial statements.

In September 2011, the FASB issued ASU 2011-08, which provides companies with an option to perform a qualitative assessment that may allow them to skip the two-step impairment test. ASU 2011-08 amends existing guidance by giving an entity the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If this is the case, companies will need to perform a more detailed two-step goodwill impairment test which is used to identify potential goodwill impairments and to measure the amount of goodwill impairment losses to be recognized, if any. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company adopted this guidance on January 1, 2012 and it did not have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, “Presentation of Comprehensive Income,” which was subsequently modified in December 2011 by ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU amends existing presentation and disclosure requirements concerning comprehensive income, most significantly by requiring that comprehensive income be presented with net income in a continuous financial statement, or in a separate but consecutive financial statement. The provisions of this ASU (as modified) are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company's financial statements, other than presentation and disclosure.

CAPITAL AND COMMERICAL COMMITMENTS:

Radio Broadcasting Licenses

Each of the Company’s radio stations operates pursuant to one or more licenses issued by the Federal Communications Commission that have a maximum term of eight years prior to renewal. The Company’s radio broadcasting licenses expire at various times through April 1, 2020. Although the Company may apply to renew its radio broadcasting licenses, third parties may challenge the Company’s renewal applications. The Company is not aware of any facts or circumstances that would prevent the Company from having its current licenses renewed.

Indebtedness

We have several debt instruments outstanding within our corporate structure. The total amount available under our 2011 Credit Agreement is $411.0 million, consisting of a $386.0 million term loan facility that matures on March 31, 2016 and a $25.0 million revolving loan facility that matures on March 31, 2015. We also have outstanding $747,000 in 6⅜% Senior Subordinated Notes due February 2013 and $319.8 million in our 12½%/15% Senior Subordinated Notes due May 2016. Finally, TV One issued $119.0 million in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016. See “Liquidity and Capital Resources.”

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

The Company has entered into other fixed and variable fee music license agreements with other performance rights organizations, which expire as late as December 2015. During each of the three months ended March 31, 2012 and 2011, the Company incurred expenses of approximately $2.8 million in connection with these agreements.

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

Reach Media Noncontrolling Interest Shareholders’ Put Rights

Beginning on February 28, 2012, the noncontrolling interest shareholders of Reach Media have an annual right to require Reach Media to purchase all or a portion of their shares at the then current fair market value for such shares.   Beginning in 2012, this annual right can be exercised for a 30-day period beginning February 28 of each year. The purchase price for such shares may be paid in cash and/or registered Class D Common Stock of Radio One, at the discretion of Radio One. As a result, our ability to fund business operations, new acquisitions or new business initiatives could be limited. The noncontrolling interest shareholders of Reach Media did not exercise their right during the 30-day period that ended March 29, 2012. However, we have no assurances that they will or will not exercise their rights in future years.

Contractual Obligations Schedule

The following table represents our contractual obligations as of March 31, 2012:

	Payments Due by Period
Contractual Obligations	2012	2013	2014	2015	2016	2017 and Beyond	Total
	(In thousands)
6⅜% Senior Subordinated Notes(1)	$36	$753	$–	$–	$–	$–	$789
12½%/15% Senior Subordinated Notes(1)	31,932	40,879	40,879	40,879	339,980	–	494,549
Credit facilities(2)	24,920	32,404	32,114	31,825	374,697	–	495,960
Other operating contracts / agreements(3)	54,852	33,982	25,123	5,100	4,022	638	123,717
Operating lease obligations	7,391	8,098	7,089	5,998	5,175	16,883	50,634
Senior Secured Notes(4)	8,925	11,900	11,900	11,900	121,777	–	166,402
Total	$128,056	$128,016	$117,105	$95,702	$845,651	$17,521	$1,332,051

(1)	Includes interest obligations based on current effective interest rate on senior subordinated notes outstanding as of March 31, 2012.

(2)	Includes interest obligations based on current effective interest rate and projected interest expense on credit facilities outstanding as of March 31, 2012.

(3)	Includes employment contracts, severance obligations, on-air talent contracts, consulting agreements, equipment rental agreements, programming related agreements, and other general operating agreements. Also includes contracts that TV One has entered into to acquire entertainment programming rights and programs from distributors and producers. These contracts relate to content assets as well as prepaid programming related agreements.

(4)	Represents $119.0 million issued by TV One in senior secured notes on February 25, 2011. The notes were issued in connection with the repurchase of its equity interest from certain financial investors and TV One management. The notes bear interest at 10.0% per annum, which is payable monthly, and the entire principal amount is due on March 15, 2016.

Other Contingencies

The Company has been named as a defendant in several legal actions arising in the ordinary course of business. It is management’s opinion, after consultation with its legal counsel, that the outcome of these claims will not have a material adverse effect on the Company’s financial position or results of operations.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had four standby letters of credit totaling approximately $1.2 million in connection with our annual insurance policy renewals and real estate leases.  In addition, Reach Media had a letter of credit of $500,000 outstanding as of March 31, 2012.

RELATED PARTY TRANSACTIONS

The Company’s CEO and Chairperson own a music company called Music One, Inc. (“Music One”). The Company sometimes engages in promoting the recorded music product of Music One. Based on the cross-promotional value received by the Company, we believe that the provision of such promotion is fair.  During the three months ended March 31, 2012 and 2011, Radio One paid $0 and $4,000, respectively, to or on behalf of Music One, primarily for market talent event appearances, travel reimbursement and sponsorships. For the three months ended March 31, 2012 and 2011, the Company provided no advertising services to Music One. There were no cash, trade or no-charge orders placed by Music One for the three months ended March 31, 2012 and 2011.

There were no office space or administrative support transactions between Radio One and Music One during the three months ended March 31, 2012 and 2011, respectively. Advertising spots are priced at an average unit rate. Based on the cross-promotional nature of the activities provided by Music One and received by the Company, we believe that these methodologies of charging average unit rates or passing through the actual costs incurred are fair and reflect terms no more favorable than terms generally available to a third-party.

Item 3:  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk affecting Radio One, see Item 7A: “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K, for the fiscal year ended December 31, 2011.  Our exposure related to market risk has not changed materially since December 31, 2011.

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

Changes in internal control over financial reporting

During the three months ended March 31, 2012, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Legal Proceedings

In November 2001, Radio One and certain of its officers and directors were named as defendants in a shareholder class action filed in the United States District Court for the Southern District of New York, captioned, In re Radio One, Inc. Initial Public Offering Securities Litigation, Case No. 01-CV-10160. Similar complaints were filed in the same court against hundreds of other public companies (“Issuers”) that conducted initial public offerings of their common stock in the late 1990s (“the IPO Cases”). In the complaint filed against Radio One (as amended), the plaintiffs claimed that Radio One, certain of its officers and directors, and the underwriters of certain of its public offerings violated Section 11 of the Securities Act. The plaintiffs’ claim was based on allegations that Radio One’s registration statement and prospectus failed to disclose material facts regarding the compensation to be received by the underwriters, and the stock allocation practices of the underwriters. The complaint also contains a claim for violation of Section 10(b) of the Securities Exchange Act of 1934 based on allegations that these omissions constituted a deceit on investors. The plaintiffs seek unspecified monetary damages and other relief.

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

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 Annual Report”), which could materially affect our business, financial condition or future results. The risks described in our 2011 Annual Report, as updated by our quarterly reports on Form 10-Q, are not the only risks facing our Company.  Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also materially adversely affect our business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Removed and Reserved

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Financial information from the Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADIO ONE, INC.

/s/ PETER D. THOMPSON

Peter D. Thompson
Executive Vice President and
Chief Financial Officer
(Principal Accounting Officer)

May 11, 2012

